Form 10-K
period 1993-12-31
HARSCO CORP
filed 1994-03-29
CIK 45876

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 1993
Commission file number     1-3970

HARSCO CORPORATION
(Exact name of registrant as specified in its charter)

Delaware                                      23-1483991
(State or other jurisdiction of            (I.R.S. employer
incorporation or organization)            Identification No.)

Camp Hill, Pennsylvania                       17001-8888
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code  717-763-7064

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
             Title of each class                 on which registered

Common stock, par value $1.25 per share         New York Stock Exchange
                                                Pacific Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
                                 NONE
                           (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.    YES
(X))     NO   ( )

The aggregate market value of the Company's voting stock held by non-affiliates of the Company as of March 4, 1994 was $1,135,870,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Classes                            Outstanding at March 4,
1994
Common stock, par value $1.25 per share                 25,032,945
Preferred stock purchase rights                         25,032,945

Documents Incorporated by Reference

Selected portions of the 1993 Annual Report to Shareholders are incorporated by Reference in Parts I, II and IV of this Report.

Selected portions of the Notice of 1994 Meeting and Proxy Statement dated March 25, 1994 are Incorporated by Reference in Part III of this Report.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES

INFORMATION REQUIRED IN REPORT


PART I


Item 1.  Business:

(a)  Description of Business:

The operations of Harsco Corporation (Harsco or the Company) are broadly diversified and include products serving thousands of customers engaged in steel, industrial, commercial, construction and infrastructure, and defense applications. These operations fall into three operating Groups: Industrial Services and Building Products, Engineered Products and Defense. The Company primarily serves its customers through its own salaried sales forces and independent manufacturers' representatives, commission agents and distributors. Harsco utilizes both Company-owned and leased sales offices and warehouses. There were several significant changes in products, services, and markets, but not in methods of distribution during the 1993 fiscal year.

In February 1993, the Company purchased certain assets of the Wayne Corporation, a manufacturer of school buses located in Richmond, Indiana for approximately $2.1 million. In a defense conversion activity, production of these school buses was transferred to the BMY-Wheeled Vehicles Division in Marysville, Ohio, and Wayne Wheeled Vehicles was formed. Harsco entered into six new contracts for metal reclamation and specialized steel mill services in Mexico in 1993. In addition, the Company initiated service at a steelmaking location in Canada to provide environmental recycling of steel production residual materials, which is a new service developed through the Company's research and development efforts. On August 31, the Company completed the largest acquisition in Harsco's history by purchasing all of the outstanding capital stock of MultiServ International, N.V., the leading international provider of specialized steel mill services, for a consideration of $384 million. MultiServ's operations were combined with the Company's Heckett Division, and Harsco is now the world leader in the provision of specialized steel mill services to over 130 locations in 27 countries on six continents.

Harsco acquired Electroforjados Nacionales, S.A. de C.V., a producer of steel and fiberglass grating products, with annual revenues of about $10 million, located in Queretaro, Mexico during the fourth quarter. The Company also restructured and renamed the Patent Scaffolding Division to Patent Construction Systems Division to better describe the range of products and to emphasize a wide array of services in the construction marketplace. In January 1994, Harsco and FMC Corporation formed a joint venture, United Defense, L.P., by combining the BMY-Combat Systems Division with FMC's Defense Systems Group. Harsco obtained a 40% ownership in United Defense, L.P., which expects to achieve $1 billion in revenues in 1994.

The Company's operations are conducted through 10 divisions, each of which has its own executive, supervisory and operating personnel. Each division has general responsibility for its own activities, including marketing. At the Company's headquarters, an executive management group, most of whom have been associated with the Company for many years, manages and provides leadership for business activities. This management group is responsible for establishing basic Company policy and strategic direction, especially in the areas of long-range planning, capital expenditures and finance, and, in addition, makes available to operating personnel technical assistance in a number of specialized fields.

(b)  Financial Information about Industry Groups:

Financial information concerning Industry Groups is included in Note 12 to the consolidated financial statements of the 1993 Annual Report to Shareholders under Exhibit 13.

(c)  Narrative Description of Business:

    (1) A narrative description of the businesses by Operating Group is as follows:


Industrial Services and Building Products

The major product classes in this Group are metal reclamation and scaffolding, shoring and concrete forming equipment. Other classes include: slag abrasives, steel mill services, rental of plant equipment, roofing granules and miscellaneous.

Under metal reclamation the Company provides specialized services to steel producers worldwide which includes metal reclamation, scrap handling, cleaning of slag pits, handling of raw material and molten slag, filling and grading of specified areas and the renting of various types of plant equipment. Highly specialized recovery and cleaning equipment, installed and operated on the property of steel producers, together with standard materials handling equipment, including drag lines, cranes, bulldozers, tractors, hauling equipment, lifting magnets and buckets, are employed to reclaim metal. The customer uses this metal in lieu of steel scrap and makes periodic payments to the Company based upon the amounts of metal reclaimed. The nonmetallic residual slag is graded into various sizes at on-site Company-owned processing facilities and sold commercially. Graded slag is used as an aggregate material in asphalt paving applications, railroad ballast and building blocks. The Company also provides in-plant transportation and other specialized services.

The Company obtained a significant amount of new business in 1993, including six new contracts in Mexico to provide a variety of services at mini-mills and large, integrated producers. In Germany, the Company received a new contract for in-plant transportation services and expanded the scope of services performed in Holland to include responsibility for blast furnace and steel slag products. The Heckett MultiServ Division was established, effective January 1, 1994 and is the world leader in providing specialized steel mill services to over 130 locations in 27 countries, including Brazil, China, Russia and Slovakia, spanning six continents. Heckett MultiServ locations account for some 30 percent of the world's steelmaking capacity.

Slag abrasives and roofing granules are products derived from utility coal slag and are processed at 15 locations in 12 states. Slag abrasives are used for industrial surface preparation and cleaning of bridges, ship hulls and various structures. Roofing granules are sold to roofing shingle manufacturers.

In research and development activities, the Company continued to test market a dust suppressant product, designed to improve dusting conditions during the transfer of abrasives. In another project, Harsco, in an effort to identify future alternative materials for colored roofing granules, continued extensive lab testing, including coloring and weathering exposure. Harsco anticipates that the demand for slag abrasives will strengthen in 1994 because of increased activity in the infrastructure repair and rebuild market, particularly in the Northeast.

The Group's scaffolding, shoring and concrete forming operations include steel and aluminum support systems that are leased or sold to customers through a North American network of some 35 branch offices. The Division was renamed Patent Construction Systems, effective in December, to better describe the range of products and to emphasize a wide array of services in the construction marketplace. In addition, Patent Plant Services, headquartered in New Orleans, was organized to enhance marketing efforts and long-term scaffolding service contracts to paper mills, refineries, chemical and petrochemical applications and power plants. Several large orders were received from refineries in 1993.

During the second half, the Company introduced the Pro 1000 Scaffold Hoist_, part of the motorized swinging scaffold line, which will be marketed worldwide.

For 1993, percentages of consolidated net sales of certain product classes were as follows: metal reclamation, 15%; scaffolding, shoring and concrete forming equipment, 6%; and five others, including mill services, rental of plant equipment, roofing granules, slag abrasives and miscellaneous, 7%


Engineered Products

Major product classes in this Group are gas control and containment, grating, pipe fittings, process equipment and railway maintenance equipment. Other classes include composite products, metal fabrication, wear products and miscellaneous.

Gas containment products include propane tanks, cryogenic equipment, high pressure cylinders, and composite products, while gas control products include valves and regulators serving a variety of markets. The cryogenics facility in Germany achieved ISO 9000 certification during the first quarter of 1993, which will enhance product quality and international marketing opportunities.

At the cylinder plant in Harrisburg, Pennsylvania, installation of a new high-efficiency billet furnace was underway at year-end. During the fourth quarter of 1993, Harsco formed a long-term commercial agreement with INFLEX, S.A., a manufacturer of a broad line of industrial cylinders, including NGV fuel tanks, located in Buenos Aires, Argentina. Early in 1994, the Division name was changed from Plant City Steel to Taylor-Wharton Gas Equipment to reflect the Company's broader strategic objective of continuing to grow this business through selective international acquisitions in a wide product range.

Several new proprietary products were brought to market in the gas control product class in 1993. Production was underway on the innovative new propane valve for 20-pound cylinders on gas grills in Canada during the first quarter, and the full program started in September. A disposable refrigerant valve, developed to meet evolving environmental market demands, was also introduced, as was a unique scuba mouthpiece.

The Company's product class of railroad maintenance equipment includes track machinery, which services private and government-owned railroads and urban transit systems. This machinery is classified in the categories of sleeper renewal, spike driving, Hy-Rail, rail grinding, tamping, ballast maintenance, track renewal, track geometry, utility vehicle and rail and overload line equipment.

Fairmont Tamper completed work on a Pony Track Renewal System for Japan Railways East, under a contract valued at over $5 million, which was delivered in January 1994, and will be used to upgrade railroad track in that country over a course of 140 kilometers. The Company witnessed increased demand for products in China and Mexico, which included an order for over 25 HY-RAIL units, valued at more than $5 million. At year-end, the backlog was significantly ahead of that at December 31, 1992.

Harsco's diverse product class of process equipment includes these product lines: heat transfer equipment, mass transfer equipment, air-cooled heat exchangers, process equipment, protective linings and wear products, including bar, plate and fabrication, and manganese products.

Demand for the Thermific boiler, first introduced in 1988, was again at a record level, paced by the institutional building and retrofit market. Two new commercial water heaters were brought to market early in the year, and the lab blender redesign program was completed near year-end. Plans were underway to achieve ISO 9000 certification for major lines, which will aid in international marketing. In wear products, the Company conducted a research and development project to achieve enhanced weld requirements for product improvement.

Harsco manufactures a varied line of industrial grating products at numerous plants in North America. The Company produces riveted, pressure-locked and welded grating in steel and aluminum, used mainly in industrial flooring applications for power, paper, chemical, refining and processing applications, among others. The Company also produces varied products for bridge and decking uses, as well as fiberglass grating used principally in the process industries.

Production operations at a facility in Canada were phased out late in 1993, although sales and service continue in that country. A state-of-the-art slitting machine, the most powerful of its type in this country, was fully operational at the facility in Channelview, Texas during the first quarter. During the fourth quarter, the Company completed the acquisition of Electroforjados Nacionales, S.A. de C.V.
(ENSA), a producer of steel and fiberglass grating products located in Queretaro, Mexico. ENSA, with annual sales of about $10 million, and the Company's other grating operations were consolidated into the Queretaro facility. The Division now operates at 13 facilities in North America.

The Company is a major supplier of pipe fittings for the plumbing, industrial, hardware and energy industries and produces a variety of product lines, including forged and stainless steel fittings, conduit fittings, nipples and couplings. During the first quarter, machinery, tooling and equipment were installed at the facility in Houston for the new line of swaged nipples and bull plugs, primarily serving industrial and energy-related applications, which went on stream during the second half. Also during the same quarter, production ceased at a plant in Detroit, but service there is ongoing. The Division headquarters was relocated to another facility in the metropolitan Columbus, Ohio region.

For 1993, percentages of consolidated net sales of certain product classes were as follows: gas control and containment, 13%; grating products, 6%; pipe fittings, 6%; process equipment, 5%; railway maintenance equipment, 6%; and four others, including structural composites, specialty metal fabrications, wear products and miscellaneous, 4%.


Defense

The Defense Group had two divisions at year-end 1993, which were BMY-Combat Systems and BMY-Wheeled Vehicles. In 1993, this Group led the Company in earnings. In January 1994, Harsco and FMC Corporation completed the joint venture, first announced in December 1992, to combine the BMY-Combat Systems Division with FMC's Defense Systems Group. The new partnership, known as United Defense, L.P., was effective on January 1, 1994 and expects to achieve annual sales of about $1 billion in 1994. Harsco holds a 40 percent ownership in United Defense, L.P., and FMC will manage the business.

United Defense, L.P. produces tracked vehicles, including self-propelled howitzers, ammunition resupply units, military earthmovers and battle tank recovery vehicles for the U.S. Government and several international customers. Research and development programs are also performed, and United Defense, L.P. is a coproducer of tracked vehicles with the Republic of Korea.

Additional products of United Defense, L.P. include the Bradley Fighting Vehicle and its derivatives, the Armored Gun System, the Multiple Launch Rocket System carrier, and the M113 Armored Personnel Carrier family of vehicles. The partnership also makes naval guns and launching systems, military track for armored vehicles and provides overhaul and conversion services.

In 1993, BMY-Combat Systems delivered 70 M109A6 Paladin Howitzers to the U.S. Government. Deliveries of this vehicle are scheduled through 1994, and the Company will continue to participate in the production of Paladin Howitzers through the defense business partnership, United Defense, L.P. In 1993, the Company continued its nine-year coproduction contract for M109 SPH vehicle kits with the Republic of Korea and delivered 110 Howitzer kits. BMY-Combat Systems delivered 57 Armored Combat Earthmover (ACE) kits in 1993 to the Republic of Korea, and deliveries are scheduled into 1995. In October, the Company received a new contract from the U.S. Government for production of these M9 ACE units, valued at about $78 million. The Company delivered 68 M88A1 Recovery Vehicles for international customers in 1993. In October, the Company leased a facility in Fayette County, Pennsylvania to expand its role in military vehicle maintenance and support activities.

BMY-Wheeled Vehicles produces various models of the five-ton truck and other commercial vehicles. In 1993, the BMY-Wheeled Vehicles Division delivered 861 five-ton trucks to the U.S. Government and international customers. The Company has produced over 25,000 of these units in various configurations and anticipates the receipt of additional orders in 1994. The Division will restart the production line in 1994 to accommodate foreign production booked as of year-end.

In February 1993, the Company acquired certain assets from the Wayne Corporation, a manufacturer of school buses, for approximately $2.1 million, and production of these buses was transferred to the Marysville facility. This is a significant defense conversion effort on the part of Harsco to use the skills of a work force in another highly-regulated industry. The Company will continue to seek additional commercial opportunities for production at that location.

For 1993, percentages of consolidated net sales of certain product classes were as follows: tracked vehicles, 24% and wheeled vehicles, 8%.

    (1) (i) The products and services of Harsco can be divided into a number of classes. The product classes that contributed 10% or more as a percentage of consolidated net sales in either of the last three fiscal years are as set forth in the following table.

                                        1993       1992       1991
     Wheeled Vehicles                      8%        24%        40%
     Tracked Vehicles                     24         24         14
     Gas Control and Containment          13         11          9
     Metal Reclamation                    15          7          6

   (1) (ii) New products and services are added from time to time; however, currently none require the investment of a material amount of the Company's assets.

   (1) (iii) The manufacturing requirements of the Company's operations are such that no unusual sources of supply for raw materials are required. The raw materials used by the Company include steel and aluminum which usually are readily available.

   (1) (iv) While Harsco has a number of trademarks, patents and patent applications, it does not consider that any material part of its business is dependent upon them.

   (1) (v) Harsco furnishes building products and materials and a wide variety of specialized equipment for commercial, industrial, public works and residential construction which are seasonal in nature. In 1993, construction related operations accounted for 9% of total sales.

   (1) (vi) The practices of the Company relating to working capital items are not unusual compared with those practices of other manufacturers servicing mainly industrial and commercial markets.
Under the Defense Group, due to the nature of long-term contracts, sizable amounts of inventory are carried by the Company; however, these are partially funded through progress payments by the U.S. Government and advance payments by Foreign Governments. See Note 3 to consolidated financial statements and "Advances on long-term contracts" on the balance sheets in selected portions of the 1993 Annual Report to Shareholders under Exhibit 13.

   (1) (vii) Other than in the Defense Group of the Company's business, whose principal customer has been the U.S. Government, as further described under the Defense Group, no material part of the business of the Company is dependent upon a single customer or a few customers, the loss of any one of which would have a material adverse effect upon the Company.

               Sales to U.S. Government agencies in 1993, 1992 and 1991 amounted to 21%, 35% and 44% of the total sales, respectively.

   (1) (viii) Backlog of orders stood at $146,751,000 and $738,978,000 as of December 31, 1993 and 1992, respectively. It is expected that approximately 22% of the total backlog at December 31, 1993, will not be filled within 1994. Excluded from the 1993 backlog is $397,939,000 contributed to United Defense, L.P. There is no significant seasonal aspect to the Company's backlog.

   (1) (ix) Under the terms and regulations applicable to government contracts, the Government has the right to terminate its contracts with the Defense Group in accordance with procedures specified in the regulations and, under certain circumstances, has the right to renegotiate profits. In 1993, this group accounted for 32% of total sales.

   (1) (x) The various fields in which Harsco operates are highly competitive and the Company encounters active competition in all of its activities from both larger and smaller companies who produce the same or similar products or services or who produce different products appropriate for the same uses.

   (1) (xi) The expense for internal product improvement and product development activities was $5,156,000, $4,590,000 and $3,647,000 in
1993, 1992 and 1991, respectively. Customer-sponsored research and development expenditures were $23,008,000, $17,889,000 and $8,872,000, in 1993, 1992 and 1991, respectively.

   (1) (xii) The Company has become subject, as have others, to more stringent air and water quality control legislation. The Clean Air Act Amendments of 1990 will impose greater costs on the Company and most other domestic manufacturers in the future but the effect on the Company's business is not yet determinable. In general, the Company has not experienced substantial difficulty in complying with these environmental regulations in the past and does not anticipate making any major capital expenditures for environmental control facilities in 1994 or 1995. While the Company expects that environmental regulations may expand, and its expenditures for air and water quality control will continue, it cannot predict the effect on its business of such expanded regulations. Additional information regarding environmental consideration is incorporated by reference to Note 1 and Note 10 to the Consolidated Financial Statements under Exhibit No. 13.

   (1) (xiii) As of December 31, 1993, the Company had approximately 14,200 employees.


(d)  Financial Information about Foreign and
     Domestic Operations and Export Sales:

Financial information concerning foreign and domestic operations and export sales is included in Note 12 to consolidated financial statements in selected portions of the 1993 Annual Report to Shareholders under Exhibit 13.


Item 2.  Properties:

Information as to the principal plants owned and operated by Harsco is summarized in the following table:

                                   Floor Space
Location                            (Sq. Ft.)     Principal Products
Industrial Services and
Building Products:
     Marion, Ohio                      135,000    Construction
Equipment
     Moundsville, West Virginia         12,000    Roofing
Granules/Abrasives
     Drakesboro, Kentucky               19,000    Roofing Granules
     Gary, Indiana                      15,000    Roofing
Granules/Abrasives

Engineered Products:
     Pomona, California                 75,000    Composite
PressureVessels
     Hamden, Connecticut                47,000    Pipe Fittings
     Fitchburg, Massachusetts           30,000    Pipe Fittings
     Houston, Texas                     26,000    Pipe Fittings
     West Jefferson, Ohio              144,000    Pipe Fittings

     Clinton, Ontario, Canada           55,000    Pipe Fittings
     Chicago, Illinois                  35,000    Pipe Fittings
  *  Crowley, Louisiana                172,000    Pipe Fittings
     Plant City, Florida               182,000    Metal Fabrication

* This property is under a lease-purchase agreement, with purchase price at a nominal amount.

     Birmingham, Alabama              133,000     Wear Products
     Jesup, Georgia                    43,000     Propane Tanks
     Bloomfield, Iowa                  40,000     Propane Tanks
     West Jordan, Utah                 26,000     Propane Tanks
     Fairmont, Minnesota              312,000     Railroad Equipment

     West Columbia, South Carolina    224,000     Railroad Equipment
     Nottingham, England               33,000     Railroad Equipment
     East Stroudsburg, Pennsylvania   172,000     Process Equipment
     Tulsa, Oklahoma                   41,000     Fractionation Trays
     Tulsa, Oklahoma                  131,000     Heat Exchangers

     Tulsa, Oklahoma                   13,000     Fractionation Trays
     Mexico City, Mexico               31,000     Grating
     Queretaro, Oro, Mexico            63,000     Grating
     Madera, California                42,000     Grating
     Nashville, Tennessee              83,000     Grating

     Nashville, Tennessee             212,000     Grating
     Long Island City, New York        48,000     Grating
     Leeds, Alabama                    45,000     Grating
     Channelview, Texas                82,000     Grating
     Carlisle, Ohio                    26,000     Grating

     Cheswick, Pennsylvania            54,000     Grating
     Charlotte, North Carolina         23,000     Grating
     Lockport, New York               104,000     Valve Manufacturing
     Harrisburg, Pennsylvania         317,000     Cylinders
     Theodore, Alabama                275,000     Cryogenic Storage
Vessels

     Husum, Germany                    60,000     Cryogenic Storage
Vessels
     Shah Alam, Malaysia               20,000     Cryogenic Storage
Vessels

Defense:
     Marysville, Ohio                 306,000     Military Vehicles &
School Buses
     York, Pennsylvania             1,022,000     Military Vehicles

Harsco also operates the following plants which are leased:


Expiration
                               Floor Space   Principal
Dates of
Location                        (Sq. Ft.)    Products
Lease

Engineered Products:
     Cleveland, Ohio             40,000     Brass Castings
09/30/95
     Decatur, Georgia            19,000     Pipe Fittings
06/30/95
     Lansing, Ohio               67,000     Pipe Fittings
01/31/95
     Baltimore, Maryland         15,000     Pipe Fittings
12/31/95

     Brendale, Australia        110,000     Railroad Equipment
10/18/97
     Bilston, England            37,000     Fractionation Trays
09/26/00
     Bilston, England            41,000     Air Heating Systems
09/26/00

Defense:

     Lamond Furnace, PA         175,000     Military Vehicles
10/31/96

Harsco operates from a number of other plants, branches, warehouses and offices in addition to the above. In particularly, the Company has over 130 locations related to metal reclamation in twenty-seven countries, however since these facilities are on the property of the steel mill being serviced they are not listed. The Company considers all of its properties to be in satisfactory condition.


Item 3.  Legal Proceedings:

Information regarding legal proceedings is incorporated by reference to
Note 10 to the Consolidated Financial Statements, under Exhibit 13.


Item 4.  Submission of Matters to a
         Vote of Security Holders:

There were no matters that were submitted during the fourth quarter of the year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.



PART II


Item 5.  Market for Registrant's Common Stock
         and Related Stockholder Matters:

Harsco common stock is traded on the New York, Pacific, Boston, and Philadelphia Stock Exchanges under the symbol HSC. At the end of 1993, there were 24,967,801 shares outstanding. In 1993, the stock traded in
a range of 45-35 and closed at a year-end high of 40 5/8 .   For
additional information regarding Harsco common stock market price, dividends declared, and numbers of shareholders see Part II, Item 6.


Item 6.  Selected Financial Data:

Five-year selected financial data is included under Exhibit 13.



Item 7.  Management's Discussion of Financial
         Condition and Results of Operations:

Management's Discussion of Financial Condition and Results of
Operations is included in selected portions of the 1993 Annual Report to Shareholders under Exhibit 13.

Item 8.  Financial Statements and Supplementary Data:

The financial statements and supplementary data is included in selected portions of the 1993 Annual Report to Shareholders under Exhibit 13.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

None.


PART III

Item 10.  Directors and Executive Officers of the Registrant:

(a)  Identification of Directors:

Information regarding the identification of directors and positions held is incorporated by reference to the Proxy Statement dated
March 25, 1994. M. W. Gambill informed the Board of Directors that he is retiring as non-executive Chairman of the Board and Director effective April 1, 1994. Upon his retirement as Chief Executive Officer on January 1, 1994, the Company entered into a Retirement and Consulting Agreement with Mr. Gambill. Under the Agreement, Mr. Gambill will receive monthly compensation at the rate of $370,000 per annum ending June 9, 1995. Mr. Gambill's age and employment background are as follows.

Name                   Age

M. W. Gambill          63

Principal Occupation or Employment

Served as non-executive Chairman of the Board since January 1, 1994 and is a Director. Chairman of the Board and Chief Executive Officer from May 1, 1991 to January 1, 1994. From 1987 to 1991, President and Chief Executive Officer. From 1985 to 1987 served as President and Chief Operating Officer and from 1984 to 1985 served as Executive Vice President of the Corporation and from 1975 to 1984 served as President of the Heckett Division of the Corporation. Mr. Gambill is a director of York International Corporation.

(b)  Identification of Executive Officers:

Set forth below, as of March 24, 1994, are the executive officers (this excludes certain corporate officers who are not deemed "executive officers" within the meaning of applicable Securities and Exchange Commission regulations) of the Company and certain information with respect to each of them. The executive officers were elected to their respective offices on April 27, 1994, or at various times during the year as noted. All terms expire on April 30, 1994. There are no family relationships between any of the officers.


Corporate Officers:

Name                   Age

D. C. Hathaway          49

Principal Occupation or Employment

President and Chief Executive Officer effective January 1, 1994, and has been elected Chairman of the Board effective April 1, 1994. Director since 1991. From May 1, 1991 to December 31, 1993, served as President and Chief Operating Officer. From 1986 to 1991 served as Senior Vice President-Operations of the Corporation. Served as Group Vice President from 1984 to 1986 and as President of the Dartmouth Division of the Corporation from 1979 until October 1984.


Name                   Age

W. D. Etzweiler         58

Principal Occupation or Employment

Senior Vice President and Chief Operating Officer - Commercial and Industrial Products of the Corporation effective January 25, 1994. From 1992 to January 24, 1994, served as Senior Vice President - Operations of the Corporation. Served as President of the Corporation's Patterson-Kelley Division from 1982 to 1991, Vice President Sales and Marketing of the Patterson-Kelley Division from 1979 to 1982, Vice President of Marketing for the Patterson-Kelley Division from 1971 to 1979, and various manager positions with the Patterson-Kelley Division from 1966 to 1971.


Name                   Age

B. W. Taussig           54

Principal Occupation or Employment

Senior Vice President and Chief Operating Officer - Defense of the Corporation effective January 25, 1994. From 1992 to January 24, 1994, served as Senior Vice President - Operations of the Corporation.
Served as President of the BMY Defense Group from July 1, 1991 to year-end, as President of the BMY Combat Systems Division from 1989 to 1991, and as Vice President Business Development of the BMY Combat Systems Division from July 1989 to November 1989. From 1984 to 1989, was Vice President and General Manager of the Naval Systems Division of FMC Corporation, where he was responsible for a unit manufacturing defense products with 3,100 employees and sales of approximately $350 million per year.


Name                   Age

L. A. Campanaro         45

Principal Occupation or Employment

Senior Vice President-Finance and Chief Financial Officer of the Corporation effective December 1, 1992 and served as Vice President and Controller from April 1, 1992 to November 30, 1992. Served as Vice President of the BMY-Wheeled Vehicles Division from February 1, 1992 to March 31, 1992, and previously served as Vice President and Controller of the BMY-Wheeled Vehicles Division from 1988 to 1992, Vice President Cryogenics of the Plant City Steel Division from 1987 to 1988, Senior Vice President Taylor-Wharton Division from 1985 to 1987, Vice President and Controller of Taylor-Wharton from 1982 to 1985, and Director of Auditing of the Corporation from 1980 to 1982.


Name                   Age

P. C. Coppock           43

Principal Occupation or Employment

Senior Vice President, General Counsel, Secretary and Chief Administrative Officer of the Corporation effective January 1, 1994. Served as Vice President, General Counsel and Secretary of the Corporation from May 1, 1991 to December 31, 1993. From 1989 to 1991 served as Secretary and Corporate Counsel and as Assistant Secretary and Corporate Counsel from 1986 to 1989. Served in various Corporate Attorney positions for the Corporation since 1981.


Name                   Age

S. D. Fazzolari         41

Principal Occupation or Employment

Vice President and Controller of the Corporation effective January 25, 1994. Served as Controller of the Corporation from January 26, 1993 to January 24, 1994. Previously served as Director of Auditing from 1985 to January 25, 1993, and served in various auditing positions from 1980 to 1985.


Item 11.  Executive Compensation:

Information regarding compensation of executive officers and directors is incorporated by reference to the Sections entitled "Executive
Compensation and Other Information", and "Directors' Compensation" of the Proxy Statement dated March 25, 1994.

Item 12.  Security Ownership of Certain
          Beneficial Owners and Management:

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the section entitled "Share Ownership of Management" of the Proxy Statement dated March 25, 1994.

Item 13.  Certain Relationships and Related Transactions:

Information regarding certain relationships and related transactions is incorporated by reference to the section entitled "Employment
Agreements with Officers of the Company" of the Proxy Statement dated March 25, 1994.


PART IV


Item 14.  Exhibits, Financial Statement
          Schedules, and Reports on Form 8-K:

The following portions of the Company's 1993 Annual Report to Shareholders are incorporated herein by reference under Exhibit 13:
The consolidated financial statements and notes thereto, the related report of Coopers & Lybrand, independent accountants, Management's Discussion of Financial Condition and Results of Operations, Selected Financial Data for the years 1989 through 1993, Market for Registrant's Common Stock and Related Security Holder Matters, and the supplemental financial data, Three-Year Summary of Quarterly Results.


Exhibit

Number

(a)  1.  Consolidated Financial Statements:

           Consolidated Balance Sheets
             December 31, 1993 and 1992
13

           Consolidated Statements of Income
             for the years 1993, 1992 and 1991
13

           Consolidated Statements of Cash Flows
             for the years 1993, 1992 and 1991
13

           Consolidated Statements of Changes in
             Shareholders' Equity for the years
             1993, 1992 and 1991
13

           Notes to Consolidated Financial
             Statements
13

           Report of Independent Accountants
13

           Management's Discussion of Financial
             Condition and Results of Operations
13

           Selected Financial Data for the Years
             1989 through 1993
13

           Three-Year Summary of Quarterly Results
13


(a)  2.  Consolidated Financial Statement Schedules:

           Report of Independent Accountants on
             Consolidated Financial Statement Schedules

           V.  Property, Plant and Equipment
                 for the years 1993, 1992 and 1991

          VI.  Accumulated Depreciation of Property,
                 Plant and Equipment for the years
                 1993, 1992 and 1991

        VIII.  Valuation and Qualifying Accounts
                 and Reserves for the years
                 1993, 1992 and 1991

          IX.  Short-Term Borrowings
                 for the years 1993, 1992 and 1991

           X.  Supplementary Income Statement
                 Information for the years
                 1993, 1992 and 1991

Schedules other than those listed above are omitted for the reason that they are either not applicable or not required or because the information required is contained in the financial statements or notes thereto.

Condensed financial information of the registrant is omitted since there are no substantial amounts of "restricted net assets" applicable to the Company's consolidated subsidiaries.

Financial statements of 50% or less owned associated companies are not submitted inasmuch as (1) the registrant's investment in and advances to such companies do not exceed 20% of the total consolidated assets,
(2) the registrant's proportionate share of the total assets of such companies does not exceed 20% of the total consolidated assets, (3) the registrant's equity in the income before income taxes of such companies does not exceed 20% of the total consolidated income before income taxes.

(a)  3.  Listing of Exhibits Filed with Form 10-K:

Exhibit
Number      Data Required                           Location in 10-K
2(a)     MultiServ International, N.V.       Incorporated by reference
to
         Acquisition Documents:              Form 8-K dated August 31,
1993
          - Securities Purchase Agreement
             Dated July 8, 1993
          - Supplemental Agreement
             Dated July 8, 1993

2(b)     Joint Venture with FMC              Incorporated by reference
to
         Corporation Combining Harsco's      Form 8-K dated February
14, 1994
         BMY-Combat Systems Division
         with FMC Defense Systems Group
          - Participation Agreement
             Dated as of January 1, 1994
          - Partnership Agreement
             Dated as of January 1, 1994
          - Registration Rights Agreement
             Dated as of January 1, 1994

3(a)     Articles of Incorporation as        Exhibit volume, 1990 10-K
          amended April 24, 1990

         Certificate of Designation filed    Exhibit volume, 1987 10-K
          September 29, 1987

3(b)     By-laws as amended April 25, 1990   Exhibit volume, 1990 10-K

4(a)     Debt Securities Registered under    Incorporated by reference
to Form
          Rule 415 (8 3/4% Notes)             S-3, File No. 2-97504,
dated
                                              May 29, 1985

4(b)     Harsco Corporation Rights           Incorporated by reference
to Form
          Agreement dated as of September    8-A, Exhibit 1, dated
October 2, 1987
          29, 1987 with Chase Manhattan
          Bank, N.A.

4(c)     Registration of Preferred Stock     Incorporated by reference
to Form
          Purchase Rights                     8-A dated October 2, 1987

4(d)     Current Report on dividend          Incorporated by reference
to Form
          distribution of Preferred           8-K dated October 13,
1987
          Stock Purchase Rights

4(e)     Debt Securities Registered under    Incorporated by reference
to Form
          Rule 415 (8 3/4% Notes)             S-3, File No. 33-21526
dated May
                                              23, 1988

4(f)     8 3/4% 1991 Notes due May 15, 1996  Incorporated by reference to the
          described in Prospectus             Prospectus Supplement
dated
          Supplement dated May 7, 1991        May 7, 1991 to Form S-3,
          to Form S-3 Registration under      Registration No. 33-21526
dated
          Rule 415 dated May 23, 1988         May 23, 1988

4(g)     Debt Securities Registered          Incorporated by reference
to Form
          under Rule 415  (6% Notes)          S-3, Registration No.
33-42389
                                              dated August 23, 1991

4(h)     6% 1993 Notes due September 15,     Incorporated by reference
to the
          2003 described in Prospectus        Prospectus Supplement
dated
          Supplement dated September 8,       September 8, 1993 to Form
S-3,
          1993 to Form S-3 Registration under Registration No. 33-42389 dated
          Rule 415 dated August 23, 1991      August 23, 1991

      Material Contracts - Credit facility

10(a)    Revolving Credit facility           Exhibit volume, 1993 10-K
          Agreement as amended and
          restated as of October 20, 1993.

      Material Contracts - Underwriting

10(b)    Underwriting Agreement for          Exhibit volume, 1987 10-K
          Debt Securities dated
          October 22, 1987
      Material Contracts - Government contracts

10(c)    Summary of Contract                 Exhibit volume, 1986 10-K
          DAAE07-86-C-J111 with United
          States of America May 14, 1986

10(d)    Contract Modification dated         Exhibit volume, 1987 10-K
          February 3, 1988 to Contract
          DAAE07-86-C-J111 with United
          States Government

10(e)    Novation agreement, ARVECO,         Exhibit volume, 1986 10-K
          Inc., and Harsco Corporation and
          United States of America Contract
          No. DAAE07-86-C-J111
      Material Contracts - Management Contracts and Compensatory Plans

10(f)    Harsco Corporation Incentive Plan   Exhibit volume, 1992 10-K
          as amended March 18, 1992

10(g)    Harsco Corporation Supplemental     Exhibit volume, 1991 10-K
          Retirement Benefit Program as
          amended

10(h)    Trust Agreement between Harsco      Exhibit volume, 1987 10-K
          Corporation and Dauphin Deposit
          Bank and Trust Company dated
          July 1, 1987 relating to the
          Supplemental Retirement Benefit
          Plan

10(i)    Harsco Corporation Supplemental     Exhibit volume, 1991 10-K
          Executive Retirement Plan as
          amended

10(j)    Trust Agreement between Harsco      Exhibit volume, 1988 10-K
          Corporation and Dauphin
          Deposit Bank and Trust Company
          dated November 22, 1988 relating
          to the Supplemental Executive
          Retirement Plan

10(k)    1986 Stock Option Plan as           Exhibit volume, 1990 10-K
          amended

         Employment Agreements -

10(l)    M. W. Gambill                       Exhibit volume, 1989 10-K
10(l)                                        Uniform agreement, the
same as
                                             shown for J. J. Burdge

10(l)    D. C. Hathaway                       Exhibit volume, 1989 10-K
10(l)                                        Uniform agreement, the
same as
                                             shown for J. J. Burdge

10(l)    L. A. Campanaro                       Exhibit volume, 1989
10-K
10(l)                                        Uniform agreement, the
same as
                                             shown for J. J. Burdge

10(l)    W. D. Etzweiler                       Exhibit volume, 1989
10-K
10(l)                                        Uniform agreement, the
same as
                                             shown for J. J. Burdge

10(l)    B. W. Taussig                       Exhibit volume, 1989 10-K
10(l)                                        Uniform agreement, the
same as
                                             shown for J. J. Burdge

         Retirement Agreements -

10(m)    Special Supplemental Retirement
          Benefit Agreement and
          Amendment for J. J. Burdge         Exhibit volume, 1988 10-K

10(n)    Special Supplemental Retirement
          Benefit  Agreement for
          D. C. Hathaway                     Exhibit Volume, 1988 10-K

10(n)    Retirement and Consulting           Exhibit Volume, 1993 10-K
         Agreement for M. W. Gambill

10(n)    Special Supplemental Retirement     Exhibit volume, 1993 10-K
         Benefit Agreement for B. W. Taussig

         Director Indemnity Agreements -

10(o)    J. J. Burdge                        Exhibit volume, 1989 10-K
                                             Uniform agreement, same as
                                             shown for J. J. Burdge

10(o)    M. W. Gambill                       Exhibit volume, 1989 10-K
                                             Uniform agreement, same as
                                             shown for J. J. Burdge

10(o)    F. E. Masland, III                  Exhibit volume, 1989 10-K
                                             Uniform agreement, same as
                                             shown for J. J. Burdge

10(o)    R. F. Nation                        Exhibit volume, 1989 10-K
                                             Uniform agreement, same as
                                             shown for J. J. Burdge

10(o)    D. C. Smith, Jr.                    Exhibit volume, 1989 10-K
                                             Uniform agreement, same as
                                             shown for J. J. Burdge

10(o)    A. J. Sordoni, III                  Exhibit volume, 1989 10-K
                                             Uniform agreement, same as
                                             shown for J. J. Burdge

10(o)    R. C. Wilburn                       Exhibit volume, 1989 10-K
                                             Uniform agreement, same as
                                             shown for J. J. Burdge

10(o)    R. L. Kirk                          Exhibit volume, 1989 10-K
                                             Uniform agreement, same as
                                             shown for J. J. Burdge

10(o)    N. H. Prater                        Exhibit volume, 1989 10-K
                                             Uniform agreement, same as
                                             shown for J. J. Burdge

10(o)    D. C. Hathaway                      Exhibit volume, 1989 10-K
                                             Uniform agreement, same as
                                             shown for J. J. Burdge

10(o)    R. C. Smith                         Exhibit volume, 1989 10-K
                                             Uniform agreement, same as
                                             shown for J. J. Burdge

10(o)    J. E. Marley                        Exhibit volume, 1989 10-K
                                             Uniform agreement, same as
                                             shown for J. J. Burdge


10(p)    Harsco Corporation                  Exhibit volume, 1990 10-K
         Directors Retirement Plan

10(q)    Stock Option Agreement with         Exhibit volume, 1991 10-K
          M. W. Gambill dated April 22,
          1991 awarded in lieu of increase
          in cash salary compensation
          upon promotion to Chairman
          and Chief Executive Officer

10(r)    Stock Option Agreement              Exhibit volume, 1992 10-K
          with M. W. Gambill dated
          April 27, 1992 awarded in
          lieu of increase in cash
          salary compensation

10(s)    Stock Option Agreement              Exhibit volume 1993 10-K
          with M. W. Gambill dated
          April 26, 1993 awarded in
          lieu of increase in cash salary
          compensation

11       Computation of Fully Diluted        Exhibit volume, 1993 10-K
         Net Income per Common Share

12       Computation of ratios of            Exhibit volume, 1993 10-K
         earnings to fixed charges

13       Annual report to shareholders       Exhibit volume, 1993 10-K

21       Subsidiaries of the registrant      Exhibit volume, 1993 10-K

23       Consent of Independent
         Accountants                         Exhibit volume, 1993 10-K

99       Additional exhibits
         - Undertakings of Harsco            Incorporated by reference
to
            relating to registration          Exhibit 28, Form 10-K for
the
            statement on Form S-16            year ended December 31,
1982
            (Reg. No. 2-58121)

         - Undertakings of Harsco            Incorporated by reference
to
            relating to registration          Exhibit 28, Form 10-K for
the
            statement on Form S-8             year ended December 31,
1982
            (Reg. No. 2-57876)

         - Undertakings of Harsco            Incorporated by reference
to
            relating to registration          Form S-8, Registration
No.
            statement on Form S-8             33-14064, dated May 6,
1987
            (Reg. No. 33-14064)

         - Undertakings of Harsco            Incorporated by reference
to
            relating to registration          Form S-3, Registration
No.
            statement on Form S-3             2-97504 dated May 29,
1985
            (Reg. No. 2-97504)

         - Undertakings of Harsco            Incorporated by reference
to
            relating to registration          Form S-3, Registration
No.
            statement on Form S-3             33-21526 dated May 23,
1988
            (Reg. No. 33-21526)

         - Undertakings of Harsco            Incorporated by reference
to
            relating to registration          Form S-3, Registration
No.
            statement on Form S-3             33-42389, dated August
23, 1991
            (Reg. No. 33-42389)

         - Undertakings of Harsco            Exhibit volume, 1990 10-K
            with respect to indemnification
            of directors, officers or
            persons controlling Harsco
            incorporated by reference
            into registration statements
            on Form S-8, Registration
            File Numbers 2-57876,
            33-5300, 33-14064 and 33-24854

Exhibits other than those listed above are omitted for the reason that they are either not applicable or not material.

The foregoing Exhibits are available from the Secretary of the Company upon receipt of a fee of $10 to cover the Company's reasonable cost of providing copies of such Exhibits.

(b) The Company filed a Report on Form 8-K dated January 8, 1993 reporting that the Company had received the decision of The Armed Services Board of Contract Appeals in case ASBCA No. 36805 concerning the Company's claim for reimbursement of after-imposed Retail Federal Excise Tax paid on sales to the United States Government of certain five-ton trucks under a 1986 contract. The decision holds that, as a result of the extension of the Federal Excise Tax law beyond its original October 1, 1988 expiration date, Harsco is entitled to payment of a price adjustment to the contract to reimburse Federal Excise Tax paid on vehicles to be delivered after October 1, 1988.

The Company filed a Report on Form 8-K dated July 8, 1993 reporting that the Company had signed a definitive purchase agreement with the shareholders representing the majority of the shares of MultiServ International, N.V. for the acquisition of all of the outstanding capital stock of MultiServ International, N.V.

The Company filed a Report on Form 8-K dated August 31, 1993 reporting that the Company had acquired all of the outstanding capital stock of MultiServ International, N.V.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HARSCO CORPORATION

Date  March 18, 1994                    By /S/ Leonard A. Campanaro
                                        Leonard A. Campanaro
                                        Senior Vice President-Finance
and
                                        Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                     CAPACITY                            DATE

                              Chairman
(Malcolm W. Gambill)

                              President & Chief Executive
(Derek C. Hathaway)           Officer

                              Senior Vice President-Finance and
(Leonard A. Campanaro)        Chief Financial Officer
                              (Principal Financial Officer)

                              Vice President and Controller
(Salvatore D. Fazzolari)      (Principal Accounting Officer)

                              Director
(Jeffrey J. Burdge)

                              Director
(Robert L. Kirk)

                              Director
(James E. Marley)

                              Director
(Frank E. Masland III)

                              Director
(Robert F. Nation)

                              Director
(Nilon H. Prater)

                              Director
(DeWitt C. Smith, Jr.)

                              Director
(Roy C. Smith)

                              Director
(Andrew J. Sordoni III)

                              Director
(Dr. Robert C. Wilburn)


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              HARSCO CORPORATION

Date   March 18, 1994                         By  /S/  Leonard A.
Campanaro
                                              Leonard A. Campanaro
                                              Senior Vice
President-Finance and
                                              Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                      CAPACITY                           DATE

/S/  Malcolm W. Gambill        Chairman                           March
23, 1994
    (Malcolm W. Gambill)

/S/  Derek C. Hathaway         President & Chief Executive        March
24, 1994
    (Derek C. Hathaway)        Officer

/S/  Leonard A. Campanaro      Senior Vice President-Finance and  March
24, 1994
    (Leonard A. Campanaro)     Chief Financial Officer
                               (Principal Financial Officer)

/S/  Salvatore D. Fazzolari    Vice President and Controller      March
25, 1994
    (Salvatore D. Fazzolari)   (Principal Accounting Officer)

/S/  Jeffrey J. Burdge         Director                           March
18, 1994
    (Jeffrey J. Burdge)

/S/  Robert L. Kirk            Director                           March
18, 1994
    (Robert L. Kirk)

/S/  James E. Marley           Director                           March
18, 1994
    (James E. Marley)

/S/  Frank E. Masland III      Director                           March
18, 1994
    (Frank E. Masland III)

/S/  Robert F. Nation          Director                           March
18, 1994
    (Robert F. Nation)

/S/  Nilon H. Prater           Director                           March
18, 1994
    (Nilon H. Prater)

/S/  DeWitt C. Smith, Jr.      Director                           March
18, 1994
    (DeWitt C. Smith, Jr.)

/S/  Roy C. Smith              Director                           March
18, 1994
    (Roy C. Smith)

/S/  Andrew J. Sordoni III     Director                           March
18, 1994
    (Andrew J. Sordoni III)

/S/  Dr. Robert C. Wilburn     Director                           March
18, 1994
    (Dr. Robert C. Wilburn)


REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders of
Harsco Corporation


Our report on the consolidated financial statements of Harsco Corporation and subsidiary companies, which includes explanatory paragraphs regarding (i) uncertainties concerning the Company's involvement in various disputes regarding Federal Excise Tax and other contract matters primarily relating to the five-ton truck contract and the ultimate outcome of the Company's claims against the Government relating to certain contracts and (ii) changes in the Company's method of accounting for income taxes and postretirement benefits other than pensions, has been incorporated by reference in this Form 10-K from page 56 of the 1993 Annual Report to Shareholders of Harsco Corporation. In connection with our audits of such consolidated financial statements, we have also audited the related consolidated financial statement schedules listed in the index (Item 14(a) 2.) on page 20 of this Form 10-K.

In our opinion, the consolidated financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




COOPERS & LYBRAND



Philadelphia, Pennsylvania
February 1, 1994, except
as to the first and third
paragraphs of Note 10, for
which the dates are February
25, 1994 and March 4, 1994,
respectively.





SCHEDULE V.  PROPERTY, PLANT AND EQUIPMENT
(dollars in thousands)


              COLUMN A         COLUMN B            COLUMN C           COLUMN D      COLUMN E       COLUMN F

                                                                                    Changes Due
                               Balance at                                           to Currency     Balance at
                               Beginning       Additions, at Cost                   Translation     End of
              Classification   of Period    Ordinary   Acquisitions   Retirements   Adjustments     Period

For the year 1993:
    Land                       $ 11,232     $   335      $    902       $  (289)     $   110       $   12,648
    Bldgs. & Improvements       138,175       4,344        14,166        (1,372)         529          157,528
    Machinery and equipment     653,928      61,410 <F1>  175,776        23,969        9,204          857,941
    Uncompleted construction     12,040      17,306        11,397         7,774          357           32,612
                                _______      ______       _______        ______       ______        _________
                               $815,375     $83,395      $202,241 <F2>  $30,082      $10,200       $1,060,729
                                _______      ______       _______        ______      _______        _________
                                _______      ______       _______        ______      _______        _________

<F1>  Machinery and equipment additions reflect expenditures for expansion,
      replacement and modernization relating principally to the operating group,
      Industrial Services and Building Products.
<F2>  Includes three acquisitions of plant, property and equipment, primarily in
      the Industrial Services and Building Products Group for MultiServ International, N.V.

NOTE: For domestic and foreign facilities, property, plant and equipment is depreciated over the estimated useful lives of the assets using principally the straight-line method. The estimated useful lives of various classes of assets are as follows:

                                                     Domestic           Foreign
       Buildings, general                           10-50 years        10-50 years
       Certain plant buildings and installations     5-20 years         5-25 years
       Machinery and equipment                       3-25 years         3-25 years
       Aircraft and automotive equipment             3-10 years         3-10 years
       Furniture and fixtures                        5-15 years         5-15 years


SCHEDULE V.  PROPERTY, PLANT AND EQUIPMENT
(dollars in thousands)

              COLUMN A         COLUMN B            COLUMN C           COLUMN D      COLUMN E       COLUMN F

                                                                                    Changes Due
                               Balance at                                           to Currency     Balance at
                               Beginning       Additions, at Cost                   Translation     End of
              Classification   of Period    Ordinary   Acquisitions   Retirements   Adjustments     Period

For the year 1992:
    Land                       $ 11,296     $   197      $ 1,160       $ 1,281         $  (140)      $ 11,232
    Bldgs. and improvements     135,873       9,102        4,370        10,609            (561)       138,175
    Machinery and equipment     668,322      41,744 <F1>  12,092        54,598         (13,632)       653,928
    Uncompleted construction     20,489      (8,323)           -           103             (23)        12,040
                                _______      ______       ______        ______          ______        _______

                               $835,980     $42,720      $17,622 <F3>   $66,591 <F2>  $(14,356)      $815,375
                                _______      ______       _______       ______         _______       ________
                                _______      ______       _______       ______         _______       ________

<F1>  Machinery and equipment additions reflect expenditures for expansion,
      replacement and modernization relating principally to the operating group,
      Industrial Services and Building Products.
<F2>  Includes the disposition of certain businesses associated with two product
      classes (plastic products and hydraulic tool products) amounting to
      $34,542,000.
<F3>  Relates to acquisition of Tamper business of Canron, Inc.





SCHEDULE V.  PROPERTY, PLANT AND EQUIPMENT
(dollars in thousands)


              COLUMN A         COLUMN B            COLUMN C           COLUMN D      COLUMN E       COLUMN F

                                                                                    Changes Due
                               Balance at                                           to Currency     Balance at
                               Beginning       Additions, at Cost                   Translation     End of
              Classification   of Period    Ordinary   Acquisitions   Retirements   Adjustments     Period

For the year 1991:
    Land                       $ 10,532     $   711       $  141       $    47        $  (41)       $ 11,296
    Bldgs. and improvements     130,964       6,270          848         2,028          (181)        135,873
    Machinery and equipment     645,761      48,783 <F1>   1,915        28,054 <F2>      (83)        668,322
    Uncompleted construction     23,467      (1,918)           -         1,079            19          20,489
                                _______      ______        _____        ______         _____         _______

                               $810,724     $53,846       $2,904       $31,208        $ (286)       $835,980
                                _______      ______        _____        ______         _____         _______
                                _______      ______        _____        ______         _____         _______

<F1>  Machinery and equipment additions reflect expenditures for expansion,
      replacement and modernization relating principally to the operating group,
      Industrial Services and Building Products.
<F2>  Machinery and equipment retirements related principally to the operating
      group, Industrial Services and Building Products.


SCHEDULE VI. ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT (dollars in thousands)


            COLUMN A           COLUMN B                  COLUMN C                      COLUMN D       COLUMN E          COLUMN F

                                                        Additions                                     Changes due       Balance
                               Balance at    Charged       Charged                                    to Currency       at
                               Beginning     to Cost       to Other                                   Translation       End of
            Description        of Period     & Expenses    Expenses    Acquisitions     Retirements     Adjustments,Etc.  Period
For the year 1993:
    Bldgs. and improvements    $ 68,033     $ 7,806      $  (208)         $    -        $   522        $   (141)        $ 74,968
    Machinery and equipment     468,656      61,752       (2,959)              -         26,863          (6,480)         494,106
                                _______      ______       ______           _____         ______         _______          _______

                               $536,689     $69,558      $(3,167) <F1>    $    -        $27,385        $ (6,621)        $569,074
                                _______      ______       ______           _____         ______         _______          _______
                                _______      ______       ______           _____         ______         _______          _______

For the year 1992:
    Bldgs. and improvements    $ 66,004     $ 8,714      $    85          $    -        $ 6,721        $    (49)        $ 68,033
    Machinery and equipment     473,403      48,350        1,465           1,109         45,397         (10,274)         468,656
                                _______      ______       ______           _____         ______         _______          _______

                               $539,407     $57,064      $ 1,550 <F1>     $1,109 <F2>    $52,118 <F3>  $(10,323)        $536,689
                                _______      ______       ______           _____         ______         _______          _______
                                _______      ______       ______           _____         ______         _______          _______

For the year 1991:
    Bldgs. and improvements    $ 60,776     $ 6,554      $   208          $    -        $ 1,508        $    (26)        $ 66,004
    Machinery and equipment     449,224      51,110          273               -         27,046 <F4>       (158)         473,403
                                _______      ______       ______           _____         ______         _______          _______

                               $510,000     $57,664      $   481 <F1>     $    -        $28,554        $   (184)        $539,407
                                _______      ______       ______           _____         ______         _______          _______
                                _______      ______       ______           _____         ______         _______          _______

<F1>  Provision (Income) for facility discontinuances or disposals.
<F2>  Reserves of companies acquired during the year.  See note on
Schedule V
      related to the addition of property, plant and equipment through acquisitions.
<F3>  Includes the disposition of certain businesses associated with two product
      classes (plastic products and hydraulic tool products) amounting to
      $22,333,000.
<F4>  Machinery and equipment retirements related principally to the operating
      group, Industrial Services and Building Products.




SCHEDULE VIII.  VALUATION AND QUALIFYING ACCOUNTS
(dollars in thousands)

             COLUMN A             COLUMN B       COLUMN C                 COLUMN D               COLUMN E
                                                 Additions               Deductions
                                                                Due to
                                  Balance at     Charged to     Currency                         Balance at
                                  Beginning      Cost and       Translation                      End of
             Description          of Period      Expenses       Adjustments     Other <F1>        Period

For the year 1993:
    Deducted from Receivables:
      Uncollectible accounts       $10,244        $ 2,761         $  (7)        $ (467)          $13,479
                                    ______         ______          ____          _____            ______
                                    ______         ______          ____          _____            ______

    Deducted from Inventories:
      Inventory valuations         $ 8,708        $ 6,682         $  61         $6,116           $ 9,213
                                    ______         ______          ____          _____            ______
                                    ______         ______          ____          _____            ______

For the year 1992:
    Deducted from Receivables:
      Uncollectible accounts       $13,489        $ 2,914         $ 171         $5,988           $10,244
                                    ______         ______          ____          _____            ______
                                    ______         ______          ____          _____            ______

    Deducted from Inventories:
      Inventory valuations         $12,844        $(2,217)        $ 146         $1,773           $ 8,708
                                    ______         ______          ____          _____            ______
                                    ______         ______          ____          _____            ______

For the year 1991:
    Deducted from Receivables:
      Uncollectible accounts       $13,578        $2,935          $  16         $3,008           $13,489
                                    ______         ______          ____          _____            ______
                                    ______         ______          ____          _____            ______
    Deducted from Inventories:
      Inventory valuations         $11,940        $3,330          $   4         $2,422           $12,844
                                    ______         ______          ____          _____            ______
                                    ______         ______          ____          _____            ______

<F1>  Amounts charged to valuation account during the year.



SCHEDULE IX.  SHORT-TERM BORROWINGS
(dollars in thousands)

         COLUMN A                 COLUMN B        COLUMN C       COLUMN D         COLUMN E         COLUMN F

                                                  Weighted       Maximum
                                                  Average        Amount          Average Amount    Weighted Average
                                  Balance at      Interest       Outstanding     Outstanding       Interest Rate
        Category of Aggregate     End of          Rate at        During the      During the        During the
        Short-Term Borrowings     Period          12/31          Period <F4>     Period <F5>       Period <F6>
For the year 1993:
   Payable to banks               $51,884 <F1>       4.9%           $51,998          $21,732           8.1%

For the year 1992:
   Payable to banks               $10,564 <F2>       9.3%           $16,361          $13,140          12.1%

For the year 1991:
   Payable to banks               $18,274 <F3>      10.4%           $39,231          $25,099          11.4%

<F1>  Includes $21,884 of foreign bank overdrafts at various interest rates
      payable upon demand and $30,000 revolving credit facility at 3.57%, variable.

<F2>  Includes $10,564 of foreign bank overdrafts at various interest rates
      payable upon demand.

<F3>  Includes $18,274 of foreign bank overdrafts at various interest rates
      payable upon demand.

<F4>  Calculated on the basis of the aggregate maximum amount outstanding at any
      month-end during the year.

<F5>  Calculated on the basis of the average balance of borrowings outstanding
      at each month-end.

<F6>  Actual interest cost divided by average debt amount.




SCHEDULE X. SUPPLEMENTARY INCOME STATEMENT INFORMATION (dollars in thousands)











           COLUMN A                             COLUMN B

             Item                    Charged to Costs and Expenses

                                      1993       1992       1991

Maintenance and repairs             $55,947    $47,670    $47,826