Form 10-Q
period 1994-03-31
HARSCO CORP
filed 1994-05-11
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1994

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

Commission File Number   1-3970

HARSCO CORPORATION
(Exact name of registrant as specified in its charter)

Delaware                      23-1483991
(State of incorporation)      (I.R.S. Employer Identification No.)

Camp Hill, Pennsylvania                             17001-8888
(Address of principal executive offices)            (Zip Code)

Registrant's Telephone Number   (717) 763-7064



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.   YES
(X)     NO ( )


Title of Each Class                       Outstanding Shares at March
31, 1994

Common Stock Par Value $1.25                  25,091,113
Preferred Stock Purchase Rights               25,091,113

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)                                               Three Months
Ended
                                                              March 31
(In thousands, except per share amounts)                 1994
1993
Revenues:
   Sales                                              $ 318,672     $
345,804
   Equity in net income of unconsolidated entities       15,028
899
   Gain on sale of investment                             5,867
8,971
   Other revenues                                         4,101
445
                                                        _______
_______
      Total revenues                                    343,668
356,119
                                                        _______
_______

Costs and expenses:
   Cost of sales                                        252,997
273,562
   Selling, administrative and general expenses          47,660
39,616
   Research and development                                 931
1,458
   Provision (gain) for facility discontinuances             17
(137)
   Other, net                                             1,034
(267)
                                                        _______
_______
      Total costs and expenses                          302,639
314,232
                                                        _______
_______

      Income before interest, taxes, minority interest
        and cumulative effect of accounting change       41,029
41,887

Interest income                                           1,481
1,943
Interest expense                                         (8,330)
(2,940)
                                                         ______
______

      Income before taxes, minority interest, and
        cumulative effect of accounting change           34,180
40,890
Provision for income taxes                               14,936
16,788
                                                         ______
______

      Income before minority interest and cumulative
        effect of accounting change                      19,244
24,102
Minority interest                                           616
(55)
                                                         ______
______

      Income before cumulative
        effect of accounting change                      18,628
24,157

Cumulative effect of change in
   accounting for income taxes                                -
6,802
                                                        _______
_______
      Net income                                       $ 18,628      $
30,959
                                                        _______
_______
                                                        _______
_______

Average shares of common stock outstanding               25,012
25,324
                                                        _______
_______
                                                        _______
_______

Earnings per common share:
  Income before cumulative effect of accounting change $    .74      $
.95
  Cumulative effect of change in accounting                   -
.27
                                                        _______
_______
     Net income per share                              $    .74      $
1.22
                                                        _______
_______
                                                        _______
_______

     Cash dividends declared per share                 $    .35      $
.35
                                                        _______
_______
                                                        _______
_______

See accompanying notes to consolidated financial statements.


HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                         (In thousands)
                                                     March 31
December 31
                                                      1994
1993
ASSETS
Current assets:
   Cash and cash equivalents                     $   50,215      $
58,740
   Receivables                                      322,003
322,894
   Inventories:
      Long-term contract costs                            -
105,154
      Less progress payments - U.S. Government            -
(16,662)
                                                  _________
_________
                                                          -
88,492

      Finished goods                                 25,991
23,543
      Work in process                                32,248
25,612
      Raw materials and purchased parts              47,771
52,608
      Stores and supplies                            13,594
12,171
        Total inventories                           119,604
202,426

   Other current assets                              14,450
16,045
                                                  _________
_________
      Total current assets                          506,272
600,105
                                                  _________
_________

Property, plant and equipment, at cost              946,786
1,060,729
Allowance for depreciation                         (510,520)
(569,074)
                                                  _________
_________
                                                    436,266
491,655
                                                  _________
_________

Cost in excess of net assets of companies
    acquired, net                                   220,905
221,082
Insurance related assets                             71,217
70,153
Other assets                                         96,514
44,617
                                                  _________
_________
Total assets                                     $1,331,174
$1,427,612
                                                  _________
_________
                                                  _________
_________

See accompanying notes to consolidated financial statements.



HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                         (In thousands)
                                                     March 31
December 31
                                                      1994
1993
LIABILITIES
Current liabilities:
   Notes payable and current maturities          $   50,273      $
63,509
   Accounts payable                                  67,131
98,021
   Advances on long-term contracts                    3,178
88,518
   Accrued compensation                              29,522
45,546
   Other current liabilities                        132,578
121,755
                                                  _________
_________
      Total current liabilities                     282,682
417,349

Long-term debt                                      399,468
364,869
Deferred income taxes                                31,987
33,424
Insurance related liabilities                        49,619
49,350
Other liabilities                                    32,074
39,536
                                                  _________
_________
                                                    795,830
904,528
                                                  _________
_________



COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY

Common stock                                         40,316
40,143
Additional paid-in capital                           90,555
86,436
Cumulative adjustments                              (17,365)
(16,166)
Retained earnings                                   613,002
603,158
Treasury stock                                     (191,164)
(190,487)
                                                  _________
_________
                                                    535,344
523,084

Total liabilities and equity                     $1,331,174
$1,427,612
                                                  _________
_________
                                                  _________
_________



See accompanying notes to consolidated financial statements.



HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                            Three Months Ended
                            March 31
(In thousands)         1994           1993
Cash flows from operating activities:
  Net income                                                                 $ 18,628      $
30,959
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                                             21,190
14,488
      Amortization                                                              2,363
453
      Cumulative effect of change in accounting principle                           -
(6,802)
      Gain on sale of investment                                               (5,867)
(8,971)
      Change in equity of unconsolidated entities                             (14,413)
(1,131)
      Other, net                                                               (1,926)
138
      Changes in assets and liabilities, net of acquisition of a business and formation of a partnership:
          Notes and accounts receivables                                      (4,466)
21,315
          Inventories                                                         (4,026)
6,210
          Accounts payable                                                   (11,205)
(2,895)
          Accrued long-term contract costs                                         -
479
          Advances on long-term contracts                                     (6,233)
13,581
          Other assets and liabilities                                           152
5,670
                                                                            ________
_______

      Net cash provided (used) by operating activities                        (5,803)
73,494
                                                                            ________
_______

Cash flows from investing activities:
  Capital expenditures, net of disposals                                     (15,200)
(7,735)
  Purchase of business, net of cash acquired                                       -
(2,100)
  Proceeds from sale of investment                                             7,617
11,471
  Other investing activities                                                  (6,943)
56
                                                                            ________
_______

      Net cash provided (used) by investing activities                       (14,526)
1,692
                                                                            ________
_______

Cash flows from financing activities:
  Short-term borrowings, net                                                 (13,570)
(750)
  Current maturities and long-term debt:
    Additions                                                                 34,414
- - -
    Reductions                                                                (3,321)
(132)
  Cash dividends paid on common stock                                         (8,741)
(8,874)
  Common stock issued-options                                                  3,615
2,943
  Common stock acquired for treasury                                               -
(10,843)

      Net cash provided (used) by financing activities                        12,397
(17,656)
                                                                            ________
_______

Effect of exchange rate changes on cash                                         (593)
23
                                                                            ________
_______

Net increase (decrease) in cash and cash equivalents                          (8,525)
57,553

Cash and cash equivalents at beginning of period                              58,740
50,366
                                                                            ________
_______

Cash and cash equivalents at end of period                                  $ 50,215
$107,919
                                                                            ________
_______
                                                                            ________
_______


See accompanying notes to consolidated financial statements.



HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
REVIEW OF OPERATIONS BY GROUP
(Unaudited)
                                                      Three Months
Ended
SALES                                                     March 31
(In Millions)                                         1994
1993
SALES


Metal Reclamation and Mill Services                 $ 118.0     $  39.2
Infrastructure, Construction and Transportation        91.4        68.1
Process Industry products                             109.3        95.6
Defense*                                                  -       142.9
                                                     ______      ______
      Total                                         $ 318.7     $ 345.8



                                                     Three Months Ended
INCOME BEFORE TAX                                         March 31
(In Millions)                                       1994           1993

Group operating profit:
   Metal Reclamation and Mill Services             $   5.2      $   5.1
   Infrastructure, Construction and Transportation     2.6          1.8
   Process Industry products                          11.0          6.9
   Defense*                                              -         20.0
      Total group operating profit                 $  18.8      $  33.8

Equity in net income of unconsolidated entities**  $  15.0      $    .9
Gain on sale of investment                             5.9          9.0
Unallocated Expenses                                  (5.5)
(2.8)
      Total pre-tax income                         $  34.2      $  40.9

* Effective January 1, 1994, Defense is no longer designated as a separate group. This is due to the formation of our joint venture, United Defense, L.P., in which Harsco has a 40% ownership, and the suspension of five-ton truck production at midyear in 1993. Any truck sales in 1994 will be reflected under the Infrastructure, Construction and Transportation Group.

** Includes equity in net income of United Defense, L.P.



HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Cont'd.)

Cash payments for interest on all debt, net of amounts capitalized were $9,159,000 for the first quarter of 1994 and $1,055,000 for the first quarter of 1993. Cash payments for income taxes were $7,018,000 for the first quarter of 1994 and $11,013,000 for the first quarter of 1993.

Notes to Consolidated Financial Statements

Receivables:

As of March 31, 1994, Receivables include $62,415,000 of unbilled receivables representing the Company's claim against the U.S.
Government for Federal Excise Taxes and related claims on the five-ton truck contract. See "Commitments and Contingencies" for additional disclosure on this claim.

Acquisition of MultiServ International, N.V. and Formation of Defense Business Partnership

On January 28, 1994, FMC Corporation ("FMC") and Harsco Corporation ("Harsco") announced completion of a series of agreements ("Agreements"), first announced in December 1992, to combine certain assets and liabilities of FMC's Defense Systems Group ("DSG") and Harsco's BMY-Combat Systems Division ("BMY-CS"). The effective date of the combination was January 1, 1994. The combined company, United Defense, L.P. ("UDLP"), operates as a limited partnership. FMC as the Managing General Partner has a 60 percent equity interest, and Harsco Defense Holding, Inc., a wholly owned subsidiary of Harsco Corporation, as the Limited Partner has a 40 percent equity interest.

Pro forma information relative to United Defense, L.P. and MultiServ International, N.V., which was acquired by Harsco Corporation on August 31, 1993, is presented for the first quarter 1993 results. The acquisition of MultiServ has been accounted for by the purchase method of accounting, and operating results of this acquisition are included in the Company's Consolidated Financial Statements since the date of acquisition. The total consideration paid by the Company was approximately $384,000,000 and consisted of: (i) approximately $333,000,000 in cash, (ii) approximately $12,000,000 in Harsco Corporation Common Stock from treasury, and (iii) the assumption of certain project financing indebtedness of MultiServ in the amount of approximately $39,000,000. Approximately $8,000,000 in closing and acquisition costs were also incurred. The funds used by the Company to complete the acquisition consisted of approximately $83,000,000 from cash balances of Harsco, and approximately $250,000,000 borrowed from Chase Manhattan Bank, N.A.

Included in the following pro forma results are adjustments to reflect additional expenses associated with the amortization of the created goodwill and the write-up of MultiServ fixed assets to fair market value. The pro forma also includes additional provisions for interest and debt expenses on the acquisition borrowings, the elimination of BMY-CS and accounting for the 40% ownership interest of Harsco in UDLP on the equity method of accounting. The assumption is that the combination date was January 1, 1993.


HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Cont'd.)


                                                      Pro Forma
Supplemental Information                             Three Months
(Unaudited)                                              Ended
(In thousands, except per share amounts)            March 31, 1993


Total Revenues                                       $   362,520
                                                      __________
                                                      __________

   Income before provision for income taxes,
      minority interest and, cumulative effect
      of accounting change                                48,455

Provision for income taxes                                21,530

Minority interest                                             61
                                                      __________
   Income before cumulative effect of
      accounting change                                   26,864

   Cumulative effect of change in
      accounting for income taxes                          6,802
                                                      __________

   Net income                                        $    33,666
                                                      __________
                                                      __________

Average shares of common stock outstanding            25,624,022
                                                      __________
                                                      __________

Earnings per common share:
   Income before cumulative effect of accounting
      change                                         $      1.04
   Cumulative effect of change in
      accounting                                             .27
                                                      __________

      Net income per share                           $      1.31
                                                      __________
                                                      __________


The pro forma operating results are not necessarily indicative of what would have occurred had the combinations actually taken place on January 1, 1993. Also, no adjustments have been made to operations for the impact of certain anticipated operational and administrative efficiencies which are expected to be realized over the first two years of the combined companys' operations.



HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Cont'd.)

Commitments and Contingencies:

Federal Excise Tax and Other Matters Related to the Five-ton Truck
Contract:

Subsequent to the award of the five-ton truck contract in 1986, the Federal Excise Tax (FET) law, which was due to expire on October 1, 1988, was extended. The Company and its legal counsel consider that the excise tax required to be paid by the extension of the law constitutes an after-imposed tax and therefore is subject to recovery by a price adjustment. In January 1993, the Armed Services Board of Contract Appeals decided in favor of the Company's position, ruling that Harsco is entitled to a price adjustment to the contract to reimburse FET paid on vehicles that were to be delivered after October 1, 1988. The Government filed a motion requesting the Armed Services Board of Contract Appeals to reopen the proceedings to admit additional evidence or alternatively to reconsider its decision. On February 25, 1994, the Armed Services Board of Contract Appeals denied the Government's motions. The Government may appeal these decisions to the Court of Appeals for the Federal Circuit or renew the motions on the conclusion of the continuing investigation described below.

As previously reported, the Company had already anticipated prevailing on its claims and recorded as an account receivable the amount of the FET it has paid on these vehicles of approximately $47 million, and the related claim arising from changes in shipment destinations of approximately $15 million. The January 1993 decision only rules upon the Company's claim for reimbursement of the taxes paid without establishing the specific amount of the reimbursement. Subject to the Company prevailing against any future Government motions or appeals, the decision will send the case back to the government contracting officer to determine the proper amount of the price adjustment consistent with the ruling. Under applicable law, interest also accrues on the amount owed. Although the January 1993 decision does not directly deal with the claim for $15 million on the related destination change issue, the Company believes that the ruling resolves the key factual issues in that claim in favor of Harsco as well. The Company continues to anticipate favorable resolution with respect to both claims. Final resolution of the issues in favor of the Company would not result in the recording of additional income other than any interest received, but would have a positive cash flow effect. To the extent that any portion of the FET and related claims is not recovered, additional losses on the contract will have to be recognized which could have a material effect on quarterly or annual operating results.

As previously reported, the United States Attorney's Office in Detroit has been conducting a grand jury investigation with respect to the facts underlying the Company's claim for reimbursement of Federal Excise Tax payments. In March 1994, the United States Attorney's Office in Detroit advised the Company that it had made a decision to decline prosecution. Based on this information, the Company considers the grand jury investigation to be closed.

The Commercial Litigation Branch of the Department of Justice is continuing to conduct a similar investigation and in addition is examining the way the Company charges the Army for sales of certain cargo truck models for which the Company does not pay Federal Excise Tax. If the Government files a civil action against the Company as a result of the civil investigation, it may seek various remedies including forfeiture by the Company of its claims for reimbursement of FET and related claims, treble damages, and civil penalties.

In a related matter, the Internal Revenue Service is reviewing Harsco's position that certain cargo truck models are not taxable due to a provision in the tax law that exempts trucks having a gross vehicle weight of 33,000 pounds or less, and has tentatively concluded that they appear to be taxable. If the Internal Revenue Service asserts that tax is due on these vehicles, the total claim could be $38 million plus interest and penalty, if any. The Company plans to vigorously contest any such tax deficiency. Although there is risk of an adverse outcome, the Company and its counsel believe that these trucks are not taxable. Even if they are held to be taxable, the Company and its counsel believe the Government would be obligated to reimburse the Company for the majority of the tax because it would constitute an after-imposed tax that would be subject to the ruling of the Armed Services Board of Contract Appeals discussed above, resulting in a net maximum liability for Harsco of $16 million plus interest and penalty, if any.

The Company has also filed or is in the process of filing other claims relating to the five-ton truck contract in excess of $55 million (the final amount has not yet been determined) plus interest, with respect to contract changes, inadequate technical data package, and delays and disruptions. No recognition of any possible recovery on these claims is reflected in the accompanying financial statements.

M9 Armored Combat Earthmover Claim:

The Company and its legal counsel are of the opinion that the U.S. Government did not exercise option three under the M9 Armored Combat Earthmover (ACE) contract in a timely manner, with the result that the unit price for options three, four and five are subject to renegotiation. Claims reflecting the Company's position have been filed with respect to all options purported to be exercised, totalling in excess of $60 million plus interest. No recognition has been given in the accompanying financial statements for any recovery on these claims. The Company is awaiting a decision on its Motion for Summary Judgment relating to the late option exercise that is now pending before the Armed Services Board of Contract Appeals.

In addition, the Company recently negotiated a settlement with the U.
S. Government of a smaller outstanding claim concerning this contract which provides for payment of $3.8 million by the U.S. Government to Harsco. The Company recognized that amount as revenue in the First Quarter of this year and payment has since been received.


Government Furnished Equipment Overcharge Claim:

The Company filed a claim in the Armed Services Board of Contract Appeals asserting that the United States Government has overcharged Harsco in the sale of government furnished equipment on various contracts, all of which have been completed. The Company has advised the Government that the overpayment on these contracts is approximately $24 million. The Government disputes the Company's position, but the parties are exploring the possibility of settling this case and similar issues relating to other completed contracts that are not included in the litigation.

Other Defense Litigation:

On March 13, 1992, the U.S. Government filed the previously threatened counterclaim against the Company in a civil suit alleging violations of the False Claims Act and breach of a contract to supply M109A2 Self-Propelled Howitzers. The counterclaim was filed in the United States Claims Court along with the Government's answer to the Company's claim of approximately $5 million against the Government for costs incurred on this contract relating to the same issue. The Government claims breach of contract damages of $7.3 million and in addition seeks treble that amount under the False Claims Act plus unquantified civil penalties which the Company estimates to be approximately $3.3 million. The Company and its counsel believe it is unlikely Harsco will incur any material liability as a result of these claims.

Iran's Ministry of Defense has initiated arbitration procedures against the Company under the rules of the International Chamber of Commerce for damages allegedly resulting from breach of various contracts executed by the Company and the Ministry of Defense between 1970 and 1978. The contracts were terminated in 1978 and 1979 during the period of civil unrest in Iran that preceded the Iranian revolution. Iran has asserted a claim under one contract for repayment of a $7.5 million advance payment it made to the Company, plus interest at 12% through June 27, 1991 in the amount of $25.3 million. Iran has also asserted a claim for damages under other contracts for $32.1 million plus interest. The Company intends to assert various defenses and also has filed counterclaims against Iran for damages in excess of $7.5 million which it sustained as a result of Iran's breach of contract, plus interest. The Company's management and its counsel believe that it is unlikely Harsco will incur any material liability as a result of these claims.


Environmental:

The Company is involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites. While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company. The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The liability for future remediation costs is evaluated on a quarterly basis and it is the opinion of management that any liability over the amounts accrued will not have a materially adverse effect on the Company's financial position or results of operations.

Other:

The Company is subject to various other claims, legal proceedings and investigations covering a wide range of matters that arose in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance or by accruals, and if not so covered, are without merit or are of such kind, or involve such amounts, as would not have a materially adverse effect on the financial position or results of operations of the Company.

Opinion of Management:

Financial information furnished herein, which is unaudited, reflects in the opinion of management all adjustments (all of which are of a recurring nature) that are necessary to present a fair statement of the interim period.





ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Financial Condition

Cash used by operating activities was $5.8 million in the first quarter of 1994, reflecting, among other things, an $11.2 million decrease in accounts payable and a $6.2 million decrease in advance deposits on long-term contracts. Included in receivables was $62.4 million for amounts expended, or income not received, related to the Federal Excise Tax (FET) and related claims for the completed five-ton truck contract. Final resolution of the FET and related claims in favor of the Company would not result in the recording of additional income other than any interest received, but would have a positive cash flow effect. To the extent that any portion of the FET and related claims is not recovered, additional losses on the contract will have to be recognized, but there would be little impact on cash outflows.

Cash used by investing activities included capital expenditures of $16.5 million and $7.6 million of proceeds from the sale of the remaining portion of an equity investment. Investment activity also included the cash contribution of $5.2 million for a portion of the initial capitalization of United Defense, L.P. and a $1.7 million minority-interest purchase in a metal reclamation business. Cash flow from financing activities included a net increase in long-term debt of $31.1 million, a $13.6 million reduction of short-term debt, and $8.7 million of cash dividends paid on common stock. Cash and cash equivalents decreased $8.5 million to $50.2 million at March 31, 1994.

In conjunction with the formation of United Defense, L.P., in which Harsco holds a 40% equity interest, the Company recognized a noncash contribution of $24.4 million of net assets related to the BMY-Combat Systems Division of Harsco Corporation. As mentioned above, the Company also contributed cash of $5.2 million to United Defense, L.P. During this initial quarter for the partnership, the Company received no distributions of earnings from United Defense, L.P. The agreement stipulates, among other things, that cash distributions of earnings will be made at certain minimum amounts of income in the quarter subsequent to the quarter in which income is earned.

Other matters which could significantly affect cash flows in the future are discussed in the 1993 Annual Report to Shareholders under Note 10, "Commitments and Contingencies" and in Part I, Item 1 of this Form 10Q. Recently, the Company negotiated a settlement with the U. S. Government of a small portion of the outstanding issues concerning the M9 Armored Combat Earthmover (ACE) contract. Under this settlement, the Government has paid the Company $3.8 million. The Company's claim against the Government on this contract in excess of $60 million for untimely exercise of contract options has not yet been resolved.

Harsco continues to maintain a good financial position, with net working capital of $223.6 million, up from the $182.8 million at December 31, 1993, principally due to the conversion of $34.0 million of short-term debt to long-term debt. Current assets amounted to $506.3 million, and current liabilities were $282.7 million, resulting in a current ratio of 1.8 to 1, higher than the 1.4 to 1 at year-end 1993. With total debt at $449.7 million and equity at $535.3 million at March 31, 1994, the total debt as a percent of capital was 45.7%, which is slightly higher than the 45.0% at December 31, 1993.

The stock price range during the first quarter was 46 3/8 - 40 5/8. Harsco's book value per share at March 31, 1994 was $21.34, compared with $20.95 at year-end 1993. The Company's annualized return on equity for the first quarter of 1994 was 12.1%, compared with 17.3% in 1993. The first quarter return on assets annualized was 11.1%, compared with the 13.4% for 1993.

The Company has available through a group of banks a $150 million 364-day revolving line of credit and a $150 million, multi-currency five-year term credit agreement. As of March 31, 1994, $102.8 million was outstanding under the five-year term credit agreement. In May, the Company began negotiations with the banks to re-syndicate and amend the total $300 million facilities, to extend maturity, update pricing for favorable bank market dynamics, make certain technical adjustments to the documents and allow more flexibility to borrow in additional European currencies. Harsco's outstanding notes are rated A by Standard & Poor's and Baa1 by Moody's.

As indicated by the above, the Company's financial position and debt capacity should enable it to meet its current and future requirements. As additional resources are needed, Harsco should be able to obtain funds at competitive costs.





RESULTS OF OPERATIONS
FIRST QUARTER OF 1994 COMPARED
WITH FIRST QUARTER OF 1993


First quarter revenues of $343.7 million were 4% below last year's comparable period. The decrease was primarily due to a decline in sales, from $345.8 million in 1993 to $318.7 million for the first quarter of 1994, that reflected the absence from sales of military vehicles in 1994. This was related to the formation, effective January 1, 1994, of United Defense, L.P., a joint venture with FMC Corporation, in which the Company has a 40% ownership, and, to a lesser extent, the suspension of five-ton truck production in June 1993. Revenues also declined, due to lower gains on the sale of the remaining shares of an equity investment.

These declines were partially offset by sales arising from acquisitions in 1993, principally MultiServ International, N.V., and higher sales from railway maintenance equipment, process equipment, scaffolding, shoring and forming equipment, gas control and containment equipment, pipe fittings and metal reclamation and mill services. Also included in revenues was Harsco's $14.4 million share of the income from its investment in United Defense, L.P., as well as $3.8 million of revenues resulting from the negotiated settlement with the U.S. Government due to contract specification changes made during production of the Armored Combat Earthmover (ACE) for the U.S. Government. This item represents settlement of a small portion of the outstanding issues on the Armored Combat Earthmover vehicle, as discussed in the Annual Report under Note 10 to the Consolidated Financial Statements, "Commitments and Contingencies" and in Part I, Item 1 of this Form 10Q

Cost of sales decreased, principally due to lower volume. Selling and administrative expenses increased, as a result of the inclusion of acquired companies and, to a lesser extent, higher commissions and compensation costs. On a comparative basis, administrative expenses in 1993 were reduced, due to the collection of $2.8 million of previously reserved bad debts related to divested operations.

Income before taxes and minority interest was down 16% from the comparable period last year. On a comparative basis, operating losses were recorded in 1994 for school buses ($3.1 million), due to continuing start-up costs during the low rate of initial production associated with the business, which was acquired in 1993, compared to income recorded for military trucks in last year's first quarter, production of which was suspended in June 1993. Also contributing to the decrease in profits was the lower gain from the sale of the remaining shares of an equity investment and foreign currency translation losses in Mexico and Europe. Higher earnings in the first quarter of 1994 were recorded for railway maintenance equipment, gas control and containment equipment, pipe fittings and process equipment. Favorably impacting 1994 first quarter's results was $3.8 million of income, resulting from the negotiated settlement for revenues due from the U.S. Government for contract specification changes made during production of military tracked vehicles. Interest expense increased, due to the debt incurred in conjunction with the acquisition and operations of MultiServ International, N.V.

Net income of $18.6 million was down 40% from the comparable period in 1993, the highest quarter ever, which included a favorable $6.8 million non-cash tax credit ($.27 per share) to reflect the adoption of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." The effective income tax rate for 1994 is 43.7%, versus 41.1% in 1993. The higher income tax rate is due to losses sustained in certain foreign operations for which there is no tax benefit and the nondeductibility of certain acquisition costs.

Sales of the Metal Reclamation and Mill Services Group, at $118.0 million, were significantly above 1993's first quarter, due to the acquisition of MultiServ International, N.V. Sales for the Infrastructure, Construction and Transportation Group, at $91.4 million, were substantially ahead of last year's similar period, reflecting greater demand for all product classes with the exception of the new line of school buses which was brought to market during the third quarter of 1993. Sales for the Process Industry Products Group, at $109.3 million, were well ahead of the prior year's first quarter, as each Division posted higher volume.

Operating profit for the Metal Reclamation and Mill Services Group was a disappointing $5.2 million, only even with 1993's first quarter in spite of the acquisition of MultiServ International, N.V. Performance was adversely affected by harsh weather conditions in North America, the ongoing rationalization of the steel industry as well as weak economic conditions in certain countries in Europe, poor business performance in Brazil, the ongoing expensing of start-up costs for new contracts and the adverse effect of foreign currency translation losses. The Infrastructure, Construction and Transportation Group posted an operating profit of $2.6 million, well above 1993's first quarter, as almost all product classes posted significantly improved results with the principal exception of the new product line of school buses, where the Company continues to expense start-up costs ($3.1 million). Operating profit for the Process Industry Products Group, at $11.0 million, was up substantially over the prior year's and reflected improved performance for all product classes.




HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Information on legal proceedings is included under Part I, Item 1., the section labeled "Commitments and Contingencies."


ITEM 4. SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

a.) At the Annual Meeting of shareholders held on April 26, 1994 in Camp Hill, Pennsylvania, four members of the Board of Directors were reelected to terms expiring in 1997 under the classified Board structure enacted at the 1986 Annual Meeting. They include D. C. Hathaway, Chairman, President and Chief Executive Officer, Harsco Corporation; R. F Nation, President of Penn Harris Company;
N. H. Prater, retired President and Chief Executive Officer of Mobay Corporation; and A. J. Sordoni, III, Chairman of Sordoni Enterprises, Inc.

The Board of Directors voting tabulation is as follows:

                          For           Withheld
       Name          No. of Shares    No. of Shares
D. C. Hathaway         20,063,521        226,854
R. F. Nation           20,066,496        223,879
N. H. Prater           20,062,031        228,344
A. J. Sordoni, III     20,071,652        218,723

Shareholders also approved the appointment of Coopers & Lybrand as independent accountants to audit the accounts of the Company for the fiscal year ending December 31, 1994 by the following vote: 20,153,413 For, 77,316 Against, and 59,646 Abstain.


ITEM 5.  OTHER INFORMATION

a.) On January 28, 1994, Harsco Corporation announced that FMC Corporation and Harsco Corporation had completed the joint venture, first announced in December 1992, to combine FMC's Defense Systems Group and Harsco's BMY-Combat Systems Division. The new partnership, which is effective as of January 1, 1994 will be known as United Defense, L.P. and expects to achieve annual sales of about $1 billion in 1994. United Defense, L.P. is jointly owned, with FMC holding an interest of 60 percent and Harsco holding 40 percent. FMC will manage the business.

United Defense, L.P. is headquartered in Arlington, Virginia.  Thomas
W. Rabaut, formerly general manager of FMC's Defense Systems Group, is President and Chief Executive Officer.

b.) On March 17, 1994, Harsco Corporation announced that in accordance with plans outlined last December, Malcolm W. Gambill was retiring from his positions of Director and Chairman of the Board and that the President and Chief Executive Officer, Derek C. Hathaway, has been elected to succeed him as Chairman effective on the April 1, 1994 retirement date. Mr. Hathaway, who was previously elected to succeed Mr. Gambill as Chief Executive Officer as of January 1, 1994, will retain his current positions of President and Chief Executive Officer.

c.) On March 17, 1994, Harsco Corporation announced that the Board of Directors declared a quarterly cash dividend of 35 cents per share, payable May 13, 1994, to shareholders of record on April 15, 1994.

d.) On April 5, 1994, Harsco Corporation announced the reformation of the Senior Management structure and the promotion of four senior officers whose new titles reflect their expanded responsibilities. The Senior Management group is composed of four senior vice presidents and the President.

Each member of this new Senior Management Committee has been designated the chief officer of a major management function, covering operations, finance and administration. They are as follows:

   1.  Leonard A. Campanaro to Senior Vice President & Chief Financial
Officer.

   2.  Paul C. Coppock to Senior Vice President, General Counsel,
Secretary & Chief Administrative Officer.

   3. William D. Etzweiler to Senior Vice President & Chief Operating Officer - Commercial and Industrial Products.

   4. Barrett W. Taussig to Senior Vice President & Chief Operating Officer-Defense.

e.) On April 26, 1994, Derek C. Hathaway, Chairman, President and Chief Executive Officer of Harsco Corporation announced the Company's new Operating Groups at the 39th annual meeting of shareholders.

The three new Operating Groups include Metal Reclamation and Mill Services; Infrastructure, Construction and Transportation; and Process Industry Products. The Metal Reclamation and Mill Services Group includes the Heckett MultiServ Division, the world leader in providing specialized steel mill services at over 130 steel mills in 27 countries. The Infrastructure, Construction and Transportation Group is composed of these five Divisions: BMY-Wheeled Vehicles (school buses and military trucks); Fairmont Tamper (railway maintenance equipment); IKG Industries (industrial grating products); Patent Construction Systems (scaffolding, shoring and forming equipment); and Reed Minerals (roofing granules and slag abrasives). The Process Industry Products Group includes these four Divisions: Capitol Manufacturing (industrial pipe fittings); Patterson-Kelley (process equipment); Sherwood (valves and regulators); and Taylor-Wharton Gas Equipment (gas containment equipment).


ITEM 6(a). EXHIBITS

The following exhibits are attached:

a.) Exhibit No. 11 (Part I) Computation of Fully Diluted Net Income Per Common Share.

b.) Exhibit No. 12 (Part I) Computation of Ratios of Earnings to Fixed
Charges.


ITEM 6(b). REPORTS ON FORM 8-K

During the first quarter ending March 31, 1994, there was a Form 8-K and 8K/A filed which were as follows:

1. Form 8-K

   ITEMS REPORTED:

   ITEM 2. Acquisition or Disposition of Assets.

On January 28, 1994, FMC Corporation and Harsco Corporation completed the formation of the joint venture, which was first announced in December 1992, to combine FMC's Defense Systems Group and Harsco's BMY-Combat Systems Division. The joint venture, which has an effective date of January 1, 1994, operates as a limited partnership known as United Defense, L.P. (the "Partnership"), and is jointly owned, with FMC holding an interest of 60 percent and Harsco holding 40 percent. FMC is the managing general partner, and Harsco is a limited partner.

   ITEM 5. Other Events.

In January 1992, the Board of Directors authorized the purchase over a two-year period of up to 4,000,000 shares of the Company's common stock in unsolicited open market or privately negotiated transactions at prevailing market prices. This authorization expired in January 1994. In the course of that two year program, the Company repurchased 2,064,555 shares of its common stock. Following the expiration of this program, the Board on January 25, 1994 authorized the repurchase of additional shares of common stock from time to time during the next year at management's discretion in unsolicited open market or privately negotiated transactions at prevailing market prices, but not to exceed 500,000 shares in the aggregate.

   ITEM 7.  Financial Statements and Exhibits.

   (d) Exhibits

      2.1 Participation Agreement, dated as of January 1, 1994, among FMC, Harsco, Harsco Defense Holding, Inc. and United Defense, L.P. (with a list of omitted Exhibits and Schedules thereto).

     2.2 Partnership Agreement, dated as of January 1, 1994, among FMC, Harsco Defense Holding, Inc. and United Defense, L.P. (with a list of omitted Exhibits and Schedules thereto).

     2.3 Annex A (Definitions relating to Participation Agreement and Partnership Agreement) dated as of January 1, 1994.

     2.4 Registration Rights Agreement, dated as of January 1, 1994, among FMC, Harsco Defense Holding, Inc. and United Defense, L.P.

File Date of Report:  January 28, 1994



2. Form 8-K/A (Amendment No. 1)

ITEM REPORTED:

On February 14, 1994, the Company filed an amendment to its Current Report on Form 8-K dated January 28, 1994, and incorporated the following Financial Statements and Exhibits:

   (a) Consolidated Financial Statements of FMC's Defense Systems Group

      (1) Independent Auditors' Report

      (2) Consolidated Balance Sheets as of December 31, 1993 and 1992

      (3) Consolidated Statements of Income for the Years 1993, 1992,
1991

      (4) Consolidated Statements of Cash Flows for the Years 1993,
1992, 1991

      (5) Notes to Financial Statements

   (b) Pro Forma Financial Information (unaudited) to reflect Harsco's acquisition of an interest in United Defense, L.P. formed to combine FMC's Defense Systems Group and Harsco's BMY-Combat Systems Division

      (1) Balance Sheet as of December 31, 1993

      (2) Statement of Income for the Year Ended December 31, 1993

   (c) Exhibits

Number      Exhibit
24          Consent of Independent Accountants

File date of report:  February 14, 1994



SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           HARSCO CORPORATION
                                              (Registrant)



DATE   May 11, 1994                     /S/Leonard A. Campanaro
                                        Leonard A. Campanaro
                                        Senior Vice President and
                                        Chief Financial Officer


DATE   May 11, 1994                     /S/Salvatore D. Fazzolari
                                        Salvatore D. Fazzolari
                                        Vice President and Controller




HARSCO CORPORATION
COMPUTATION OF FULLY DILUTED NET INCOME PER COMMON SHARE
(dollars in thousands except per share)


                                         3 MONTHS ENDED MARCH 31
                                           1994            1993

Net income                             $    18,628     $    30,959
                                        __________      __________
                                        __________      __________

Average shares of common stock
  outstanding used to compute
  primary earnings per common
  share                                 25,012,305      25,323,725

Additional common shares to be
  issued assuming exercise of
  stock options, net of shares
  assumed reacquired                       179,820         209,601
                                        __________      __________

Shares used to compute dilutive
  effect of stock options               25,192,125      25,533,326
                                        __________      __________
                                        __________      __________

Fully diluted net income per
  common share                              $  .74         $ 1.21
                                             _____          _____
                                             _____          _____


Net income per common share
  as reported in report to
  shareholders                              $  .74         $ 1.22
                                             _____          _____
                                             _____          _____

Exhibit 12

HARSCO CORPORATION  Part I
Computation of Ratios of Earnings to Fixed Charges

(In Thousands of Dollars)

YEARS ENDED DECEMBER 31

Three

Months

Ended
                                           1989       1990       1991       1992       1993
3-31-94
Consolidated Earnings:
  Pre-tax income from continuing
    operations (1)                        $22,173   $115,587   $119,647   $140,576   $137,151   $
33,564

  Add fixed charges computed below         20,693     21,864     23,544     22,425     23,879
9,304

  Net adjustments for equity companies       (483)      (532)      (439)      (454)      (363)
(13,999)

  Net adjustments for capitalized
    interest                                 (215)      (255)      (469)      (134)      (172)
(110)
                                           ______    _______    _______    _______    _______
_______
Consolidated Earnings Available for
  Fixed Charges                           $42,168   $136,664   $142,283   $162,413   $160,495   $
28,759
                                           ______    _______    _______    _______    _______
_______
                                           ______    _______    _______    _______    _______
_______
Consolidated Fixed Charges:

  Interest expense per financial
    statements (2)                        $16,412   $ 17,506   $ 18,925   $ 18,882   $ 19,974   $
8,330

  Interest expense capitalized                287        345        574        355        332
126

  Portion of rentals (1/3 ) representing
    an interest factor                      3,994      4,013      4,045      3,188      3,573
848

  Interest expense for equity companies
    whose debt is guaranteed (3)                -          -          -          -          -
- - -
                                           ______    _______    _______    _______    _______
_______
Consolidated Fixed Charges                $20,693   $ 21,864   $ 23,544   $ 22,425   $ 23,879   $
9,304
                                           ______    _______    _______    _______    _______
_______
                                           ______    _______    _______    _______    _______
_______

Consolidated Ratio of Earnings to
  Fixed Charges                              2.04       6.25       6.04       7.24       6.72
3.09
                                           ______    _______    _______    _______    _______
_______
                                           ______    _______    _______    _______    _______
_______

(1)  1992 excludes the cumulative effect of change in accounting method for postretirement benefits other than pensions.

(2)  Includes amortization of debt discount and expense.

(3)  No fixed charges were associated with debt of less than fifty percent owned companies guaranteed by Harsco during the five year period 1989 through 1993 and during the first three months of 1994.