Form 10-Q
period 1994-06-30
HARSCO CORP
filed 1994-08-11
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15
       (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1994

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15
      (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number   1-3970

HARSCO CORPORATION
(Exact name of registrant as specified in its charter)

Delaware
(State of incorporation)

23-1483991
(I.R.S. Employer Identification No.)

Camp Hill, Pennsylvania
(Address of principal executive offices)

17001-8888
(Zip Code)

Registrant's Telephone Number  (717) 763-7064


Indicate by check mark whether the registrant (1) has
filed all reports required to be filed by Section 13
or 15 (d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter
period that the registrant was required to file such
reports), and (2) has been subject to such filing
requirements for the past 90 days.
        X YES        NO


Title of Each Class                Outstanding Shares
                                   at June 30, 1994

Common Stock Par Value $1.25       25,136,299
Preferred Stock Purchase Rights    25,136,299


HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)






                                           Three Months Ended   Six Months Ended
                                                June 30             June 30
(In thousands, except per share amounts)
                                            1994      1993      1994      1993
Revenues:
  Sales                                     $338,056  $354,623  $656,728  $700,427
  Equity in net income of unconsolidated
    entities                                  20,796       694    35,824     1,593
  Gain on sale of investment                       -         -     5,867     8,971
  Other revenues                                 247       449     4,348       894
    Total revenues                           359,099   355,766   702,767   711,885

Costs and expenses:
  Cost of sales                              265,533   273,218   518,530   546,780
  Selling, administrative and
    general expenses                          52,835    43,212   100,495    82,828
  Research and development                     1,792     1,050     2,723     2,508
  Provision for facilities discontinuance        302       823       319       686
  Other, net                                    (910)      102       124      (165)
    Total costs and expenses                 319,552   318,405   622,191   632,637

    Income before interest, taxes, minority
      interest and cumulative effect of
      accounting change                       39,547    37,361    80,576    79,248

Interest income                                1,375     2,250     2,856     4,193
Interest expense                              (8,805)   (3,206)  (17,135)   (6,146)

    Income before taxes, minority interest,
      and cumulative effect of accounting
      change                                  32,117    36,405    66,297    77,295

Provision for income taxes                    14,036    14,172    28,972    30,960

    Income before minority interest and
      cumulative effect of accounting
      change                                  18,081    22,233    37,325    46,335

Minority interest                                534       (48)    1,150      (103)

    Income before cumulative effect of
      accounting change                       17,547    22,281    36,175    46,438

Cumulative effect of change in accounting
  for income taxes                                 -         -         -     6,802

    Net income                              $ 17,547  $ 22,281  $ 36,175  $ 53,240

Average shares of common stock outstanding    25,118    25,056    25,065    25,190

Earnings per common share:
  Income before cumulative effect of
    accounting change                       $   0.70  $   0.89  $   1.44  $   1.84

  Cumulative effect of change in accounting        -         -         -      0.27

    Net income per share                    $   0.70  $   0.89  $   1.44  $   2.11

    Cash dividends declared per share       $   0.35  $   0.35  $   0.70  $   0.70




See accompanying notes to consolidated financial statements.



CONSOLIDATED BALANCE SHEETS
(Unaudited)



                                  June 30        December 31
(In thousands)                    1994           1993
ASSETS

Current assets:

  Cash and cash equivalents       $   58,123     $   58,740
  Receivables                        334,961        322,894
  Inventories:
    Long-term contract costs               -        105,154
    Less progress payment                  -        (16,662)
                                   _________      _________
                                           -         88,492

    Finished goods                    30,273         23,543
    Work in process                   33,136         25,612
    Raw material and purchased
      parts                           49,547         52,608
    Stores and supplies               14,417         12,171
                                   _________      _________
      Total inventories              127,373        202,426

  Other current assets                17,170         16,045
                                   _________      _________
    Total current assets             537,627        600,105

Property, plant and equipment,
  at cost                            965,401      1,060,729
Allowance for depreciation          (531,007)      (569,074)
                                   _________      _________
                                     434,394        491,655

Cost in excess of net assets of
  companies acquired, net            222,638        221,082
Insurance related assets              71,437         70,153
Other assets                          82,796         44,617
                                   _________      _________
Total Assets                      $1,348,892     $1,427,612
                                   _________      _________
                                   _________      _________



See accompanying notes to consolidated financial statements.





CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                  June 30        December 31
(In thousands)                    1994           1993
LIABILITIES

Current liabilities:

  Notes payable and current
    maturities of long-term debt  $   41,834     $   63,509
  Accounts payable                    69,238         98,021
  Advances on long-term contracts      2,159         88,518
  Accrued compensation                32,296         45,546
  Other current liabilities          123,312        121,755
                                   _________      _________
    Total current liabilities        268,839        417,349

Long-term debt                       415,134        364,869
Deferred income taxes                 31,066         33,424
Insurance related liabilities         49,271         49,350
Other liabilities                     35,420         39,536
                                   _________      _________
                                     799,730        904,528
                                   _________      _________

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY

Common stock and additional
  paid-in capital                    132,935        126,579
Cumulative adjustments for
  translation and pension
  liability                          (14,352)       (16,166)
Retained earnings                    621,743        603,158
Treasury stock                      (191,164)      (190,487)
                                   _________      _________
                                     549,162        523,084
                                   _________      _________
Total liabilities and
  shareholders equity             $1,348,892     $1,427,612
                                   _________      _________
                                   _________      _________



See accompanying notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)





                                                 Six Months Ended
                                                      June 30
(In thousands)                                  1994           1993

Cash flows from operating
  activities:
  Net income                                    $   36,175     $   53,240
Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                  44,314         28,794
      Amortization                                   4,498            993
      Cumulative effect of change in accounting
        principle                                        -         (6,802)
      Gain on sale of investment                    (5,867)        (8,971)
      Change in equity of entities                  (3,022)        (1,164)
      Other, net                                     1,569            (18)
      Changes in assets and liabilities,
        net of acquisition of a business and
        formation of a partnership:
          Notes and accounts receivables           (14,898)        53,360
          Inventories                              (11,216)        35,304
          Accounts payable                             946         (8,657)
          Accrued long-term contract costs               -            602
          Advances on long-term contracts           (7,100)         7,938
          Other assets and liabilities             (17,276)        (5,641)
                                                 _________      _________

      Net cash provided by operating activities     28,123        148,978
                                                 _________      _________

Cash flows from investing activities:
  Capital expenditures, net of disposals           (31,065)       (21,772)
  Purchase of business                                   -         (2,100)
  Proceeds from sale of investment                   7,617         11,471
  Other investing activities                        (6,943)            (2)
                                                 _________      _________

    Net cash (used) by investing activities        (30,391)       (12,403)
                                                 _________      _________

Cash flows from financing activities:
  Short-term borrowings, net                       (20,545)         3,864
  Current maturities and long-term debt
    Additions                                       87,765           (267)
    Reductions                                     (54,160)             -
   Cash dividends paid on common stock             (17,531)       (17,725)
   Common stock issued-options                       5,678          3,823
   Common stock acquired for treasury                    -        (36,322)
   Other financing activities                          215              -
                                                 _________      _________

     Net cash provided (used) by financing
       activities                                    1,422        (46,627)
                                                 _________      _________

Effect of exchange rate changes on cash                229            (85)
                                                 _________      _________

Net increase (decrease) in cash and cash
  equivalents                                         (617)        89,863

Cash and cash equivalents at beginning
  of period                                         58,740         50,366
                                                 _________      _________

Cash and cash equivalents at end of period      $   58,123     $  140,229
                                                 _________      _________
                                                 _________      _________






See accompanying notes to consolidated financial statements.



REVIEW OF OPERATIONS BY GROUP
(Unaudited)



                                          Three Months Ended   Six Months Ended
SALES                                          June 30              June 30
(In Millions)                              1994       1993      1994       1993

Metal Reclamation and Mill Services        $ 129.5    $  43.1    $ 247.5    $ 82.3

Infrastructure, Construction and
  Transportation                             103.5       82.1      194.9     150.2

Process Industry Products                    105.0       93.0      214.3     188.6

Defense<F1>                                      -      136.4          -     279.3
                                            ______     ______     ______    ______

  Total                                    $ 338.0    $ 354.6    $ 656.7   $ 700.4
                                            ______     ______     ______    ______
                                            ______     ______     ______    ______



INCOME BEFORE TAX                          Three Months Ended   Six Months Ended
AND MINORITY INTEREST                          June 30              June 30
(In Millions)                              1994       1993      1994       1993

Group operating profit:

  Metal Reclamation and Mill Services      $   9.2    $   6.9    $  14.3   $  12.0

  Infrastructure, Construction and
    Transportation                             3.9        6.2        6.5       8.0

  Process Industry Products                    8.9        7.8       20.0      14.7

  Defense<F1>                                    -       21.1          -      41.1
                                            ______     ______     ______    ______

    Total group operating profit              22.0       42.0       40.8      75.8

Equity in income of unconsolidated
  entities<F2>                                20.8        0.7       35.8       1.6

Gain on sale of investment                       -          -        5.9       9.0

Unallocated expenses                         (10.7)      (6.3)     (16.2)     (9.1)
                                            ______     ______     ______    ______

    Total pre-tax income                   $  32.1    $  36.4    $  66.3   $  77.3
                                            ______     ______     ______    ______
                                            ______     ______     ______    ______


<F1>  Effective January 1, 1994, Defense is no longer designated as a separate group.  This is due to the formation of our joint venture, United Defense, L.P., in which Harsco has a 40% ownership, and the suspension of the five-ton truck production at midyear in 1993.  Any truck sales in 1994 will be reflected under the
Infrastructure, Construction and Transportation Group.

<F2>  Includes equity in income of United Defense, L.P.





Cash payments for interest on all debt, net of amounts capitalized were $17,715,000 for the six months of 1994 and $6,178,000 for the six months of 1993. Cash payments for income taxes were $20,728,000 for the six months of 1994 and $34,468,000 for the six months of 1993.

Notes to Consolidated Financial Statements

Receivables:

As of June 30, 1994, Receivables include $62,415,000 of unbilled receivables representing the Company's claim against the U.S. Government for Federal Excise
Taxes and related claims on the five-ton truck contract. See "Commitments and Contingencies" for additional disclosure on this claim.

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

MultiServ International, N.V. was acquired by Harsco
Corporation on August 31, 1993.  The acquisition of
MultiServ has been accounted for by the purchase method of accounting, and operating results of this acquisition are included in the Company's
Consolidated Financial Statements since the date of acquisition. The total consideration paid by the Company was approximately $384,000,000 and consisted of: (i) approximately $333,000,000 in cash, (ii) approximately $12,000,000 in Harsco Corporation
Common Stock from treasury, and (iii) the assumption of certain project financing indebtedness of MultiServ in the amount of approximately $39,000,000.
Approximately $8,000,000 in closing and acquisition costs were also incurred. The funds used by the Company to complete the acquisition consisted of approximately $83,000,000 from cash balances of Harsco, and approximately $250,000,000 borrowed from a financial institution.

Pro forma information relative to United Defense, L.P. and MultiServ International, N.V. presented for the first six months of 1993, include adjustments to reflect additional expenses associated with the amortization of the created goodwill and the write-up of MultiServ fixed assets to fair market value. The pro forma results also include additional provisions for interest and debt expenses on the acquisition borrowings, the elimination of BMY-CS and accounting for the 40% ownership interest of Harsco in UDLP on the equity method of accounting.

The following represents the unaudited pro forma results of operations as if the combinations had occurred at the beginning of 1993:



                                              Pro Forma
                                              Six Months
(Unaudited)                                   Ended
(In thousands, except per share amounts)      June 30, 1993


Total Revenues                                $   727,468
                                               __________
                                               __________



  Income before provision for income taxes,
    minority interest and, cumulative effect
    of accounting change                           84,954

Provision for income taxes                         37,931

Minority interest                                     390
                                               __________

  Income before cumulative effect of
    accounting change                              46,633

  Cumulative effect of change in
    accounting for income taxes                     6,802
                                               __________


  Net income                                  $    53,435
                                               __________
                                               __________


Average shares of common stock
  outstanding                                  25,490,180
                                               __________
                                               __________


Earnings per common share:
  Income before cumulative effect of
    accounting change                         $      1.83
  Cumulative effect of change in
    accounting                                        .27
                                               __________

    Net income per share                      $      2.10



The pro forma operating results are not necessarily indicative of what would have occurred had the combinations actually taken place on January 1, 1993, or of what they are expected to be in 1994. Also, no adjustments have been made to operations for the impact of certain anticipated operational and administrative efficiencies.



Commitments and Contingencies:

Federal Excise Tax and Other Matters Related to the
Five-ton Truck Contract:

Subsequent to the award of the five-ton truck contract in 1986, the Federal Excise Tax (FET) law, which was due to expire on October 1, 1988, was extended. The Company and its legal counsel consider that the excise tax required to be paid by the extension of the law constitutes an after-imposed tax and therefore is subject to recovery by a price adjustment. In January 1993, the Armed Services
Board of Contract Appeals decided in favor of the Company's position, ruling that Harsco is entitled to a price adjustment to the contract to reimburse FET paid on vehicles that were to be delivered after October 1, 1988. The Government filed a motion requesting the Armed Services Board of Contract
Appeals to reopen the proceedings to admit additional evidence or alternatively to reconsider its decision.
On February 25, 1994, the Armed Services Board of
Contract Appeals denied the Government's motions.  In
June 1994, the Government appealed these decisions to the Court of Appeals for the Federal Circuit. In addition, the Government might renew the motions in the Armed Services Board of Contract Appeals based upon the results of the continuing investigation described below.

As previously reported, the Company had already anticipated prevailing on its claims and recorded as an account receivable the amount of the FET it has paid on these vehicles of approximately $47 million, and the related claim arising from changes in shipment destinations of approximately $15 million.
The January 1993 decision only rules upon the Company's claim for reimbursement of the taxes paid without establishing the specific amount of the reimbursement. Subject to the Company prevailing against the Government's appeal and any future
Government motions, the decision will send the case back to the government contracting officer to determine the proper amount of the price adjustment consistent with the ruling. Under applicable law, interest also accrues on the amount owed. Although the January 1993 decision does not directly deal with the claim for $15 million on the related destination change issue, the Company believes that the ruling resolves the key factual issues in that claim in favor of Harsco as well. The Company continues to anticipate favorable resolution with respect to both claims. Final resolution of the issues in favor of the Company would not result in the recording of additional income other than any interest received, but would have a positive cash flow effect. To the extent that any portion of the FET and related claims is not recovered, additional losses on the contract will have to be recognized which could have a material effect on quarterly or annual operating results.

The Commercial Litigation Branch of the Department of
Justice is continuing to conduct an investigation with respect to the facts underlying the Company's claim for reimbursement of Federal Excise Tax payments and in addition is examining the way the Company charged the Army for sales of certain cargo truck models for which the Company did not pay
Federal Excise Tax based upon an exemption in the law. If the Government files a civil action against the Company as a result of the civil investigation, it may seek various remedies including forfeiture by the Company of its claims for reimbursement of FET and related claims, treble damages, and civil penalties.

In a related matter, the Internal Revenue Service is reviewing Harsco's position that certain cargo truck models are not taxable due to a provision in the tax law that exempts trucks having a gross vehicle weight of 33,000 pounds or less, and has tentatively concluded that they appear to be taxable. If the Internal Revenue Service asserts that tax is due on these vehicles, the total claim could be $42 million plus interest and penalty, if any. The Company plans to vigorously contest any such tax deficiency.
Although there is risk of an adverse outcome, the Company and its counsel believe that these trucks are not taxable. Even if they are held to be taxable, the Company and its counsel believe the Government would be obligated to reimburse the Company for the majority of the tax because it would constitute an after-imposed tax that would be subject to the ruling of the Armed Services Board of Contract Appeals discussed above, resulting in a net maximum liability for Harsco of $16 million plus interest and penalty, if any.

The Company has also filed other claims relating to the five-ton truck contract totalling in excess of $55 million plus interest, with respect to contract changes, inadequate technical data package, and delays and disruptions. The Company continues to explore resolution of these claims through negotiation. No recognition of any possible recovery on these claims is reflected in the accompanying financial statements.

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

In addition, the Company negotiated a settlement with the U. S. Government of a smaller outstanding claim concerning this contract which provides for payment of $3.8 million by the U.S. Government to Harsco.
The Company recognized that amount as revenue in the First Quarter of this year and payment has since been received.

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

Other Litigation:

On March 13, 1992, the U.S. Government filed a counterclaim against the Company in a civil suit alleging violations of the False Claims Act and breach of a contract to supply M109A2 Self-Propelled
Howitzers.  The counterclaim was filed in the United
States Claims Court along with the Government's answer to the Company's claim of approximately $5 million against the Government for costs incurred on this contract relating to the same issue. The
Government claims breach of contract damages of $7.3 million and in addition seeks treble that amount under the False Claims Act plus unquantified civil penalties which the Company estimates to be approximately $3.3 million. The Company and its counsel believe it is unlikely Harsco will incur any material liability as a result of these claims.

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

In June 1994, the shareholder of the Ferrari Group, a Belgium holding company involved in steel mill services and other activities, filed a legal action in Belgium against Heckett MultiServ, S.A. and
S.E.A.E., subsidiaries of MultiServ International
N.V. (a subsidiary of Harsco Corporation). The action alleges that these two subsidiaries breached contracts arising from letters of intent signed in 1992 and 1993 concerning the possible acquisition of the Ferrari Group, claiming that the subsidiaries were obligated to proceed with the acquisition and failed to do so. The action seeks damages of 504 million Belgian Francs (approximately U.S. $16 million). The Company intends to vigorously defend against the action and believes that based on conditions contained in the letters of intent and other defenses it will prevail.

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

OPINION OF MANAGEMENT:

Financial information furnished herein, which is unaudited, reflects in the opinion of management all adjustments (all of which are of a recurring nature) that are necessary to present a fair statement of the interim periods.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION
OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Financial Condition

Cash provided by operating activities was $28.1 million in the first six months of 1994, reflecting, among other things, a $30.9 million distribution of earnings from United Defense, L.P., a $14.9 million increase in accounts receivable and an $11.2 million increase in inventories. Included in receivables is $62.4 million for amounts expended, or income not received, related to the Federal Excise Tax (FET) and related claims for the completed five-ton truck contract. Final resolution of the FET and related claims in favor of the Company would not result in the recording of additional income other than any interest received, but would have a positive cash flow effect. To the extent that any portion of the FET and related claims is not recovered, additional losses on the contract will have to be recognized, but there would be little impact on cash outflows.

Cash flow for investing activities included capital expenditures of $35.6 million and $7.6 million of proceeds from the sale of the remaining shares of an equity investment. Investment activity also included the cash contribution of $5.2 million for a portion of the initial capitalization of United Defense, L.P.
and a $1.7 million minority-interest purchase in a metal reclamation and mill services business. Cash flow for financing activities included a net increase in long-term debt of $30.3 million, a $17.2 million reduction of short-term debt, and $17.5 million of cash dividends paid on common stock. Cash and cash equivalents decreased $.6 million to $58.1 million at June 30, 1994.

In conjunction with the formation of United Defense, L.P., in which Harsco holds a 40% equity interest, the Company recognized a non-cash contribution of $24.4 million of net assets related to the BMY-Combat
Systems Division of Harsco Corporation. As mentioned above, the Company also contributed cash of $5.2 million to United Defense, L.P. During the first six months for the partnership, the Company received a $30.9 million distribution of earnings from United
Defense, L.P. The agreement stipulates, among other things, that cash distributions of earnings will be made at certain minimum amounts of income in the quarter subsequent to the quarter in which income is earned. However, a special distribution, as allowed by the agreement, was received during the second quarter, due to the strong cash position of the Limited Partnership.

Other matters, which could significantly affect cash flows in the future are discussed in the 1993 Annual
Report to Shareholders under Note 10, "Commitments and Contingencies" and in Part 1, Item 1 of this Form
10Q. During the first quarter, the Company negotiated a settlement with the U. S. Government of a small portion of the outstanding issues concerning the M9 Armored Combat Earthmover (ACE) contract referred to in Note 10. Under this settlement, the Government paid the Company $3.8 million. The
Company's claim in excess of $60 million against the Government on this contract for untimely exercise of contract options has not yet been resolved.

Harsco continues to maintain a good financial position, with net working capital of $268.8 million, up from the $182.8 million at December 31, 1993, principally due to the conversion of $30.2 million of short-term debt to long-term debt and the contribution of certain current assets and liabilities to the formation of United Defense, L.P.
Current assets amounted to $537.6 million, and current liabilities were $268.8 million, resulting in a current ratio of 2.0 to 1, higher than the 1.4 to 1 at year-end 1993. With total debt at $457.0 million and equity at $549.2 million at June 30, 1994, the total debt as a percent of capital was 45.4%, which is slightly higher than the 45.0% at December 31, 1993.

The stock price range during the first six months was $46 3/8 - 39 3/4. Harsco's book value per share at
June 30, 1994 was $21.85, compared with $20.95 at year-end 1993. The Company's annualized return on equity for the first six months of 1994 was 13.2%, compared with 17.3% for the year 1993. The return on assets was 11.8%, compared with the 13.4% for the year 1993.

The Company has available through a syndicate of banks a $150 million, 364-day revolving line-of-credit and a $150 million, multi-currency, five-year term line of credit. During the second quarter, the Company successfully negotiated with the banks to re-syndicate and amend this facility, to extend maturity, update pricing for favorable bank market dynamics, make certain technical adjustments to the documents and allow more flexibility to borrow in additional European currencies. As of June 30, 1994,
$106.9 million was outstanding under this syndicated credit facility. Harsco's outstanding notes are rated A by Standard & Poor's and Baa1 by Moody's.

As indicated by the above, the Company's financial position and debt capacity should enable it to meet its current and future requirements. As additional resources are needed, Harsco should be able to obtain funds at competitive costs.



RESULTS OF OPERATIONS

Second Quarter of 1994 Compared
with Second Quarter of 1993

Second quarter revenues of $359.1 million were slightly higher than last year's comparable period.
Higher sales were reported in each of our three operating groups, however, the Company's total sales of $338.1 million were 5% lower than the same period last year, due to the substantial absence of military vehicle sales in 1994, which was partially offset by sales from MultiServ International, N.V., acquired in August 1993 and, to a lesser extent, by sales from the new product line of school buses brought to market during the third quarter of 1993. Higher sales were reported for most product classes, particularly for scaffolding, shoring and forming equipment, process equipment and railway maintenance equipment. Five-ton truck sales during the second quarter of 1993 were $43.9 million, before production was suspended in June that year. During the second quarter of 1994, production was restarted and operated briefly, completing $3.1 million of sales orders for customers. Also included under revenues is Harsco's $20.2 million share of the income from its investment in United Defense, L.P., a joint venture formed effective January 1, 1994, in which the Company has a 40% interest.

Cost of sales decreased, principally due to lower volume. Selling expense increased, due to higher sales commissions, and administrative expense increased as a result of the inclusion of acquired companies and, to a lesser extent, $2.5 million pre-tax charge for termination costs.

Income before taxes and minority interest was down
11.8% from the comparable period last year, due primarily to significantly higher interest expense from debt incurred principally in conjunction with the acquisition and operations of MultiServ. On a comparative basis, income before interest increased, as higher earnings in the second quarter of 1994 were recorded for scaffolding, shoring and forming equipment, metal reclamation with the inclusion of the MultiServ acquisition, and pipe fittings. School buses operated unprofitably due to the low volume of initial production currently experienced by this product line. Additionally, a $2.0 million provision for legal matters was recorded.

Net income of $17.5 million was down 21% from the comparable period in 1993. The effective income tax rate before minority interest for the second quarter of 1994 was 43.7%, versus 38.9% in 1993. The higher income tax rate was due to losses sustained in certain foreign operations, in large part from new project start-up costs, for which there is no tax benefit and the nondeductibility of certain acquisition costs.

Sales of the Metal Reclamation and Mill Services
Group, at $129.5 million, were significantly above
1993's second quarter, due to the acquisition of MultiServ International, N.V. Sales for the
Infrastructure, Construction and Transportation
Group, at $103.5 million, were substantially ahead of last year's similar period, reflecting greater demand for all product classes with the exception of grating, which was even with last year and is yet to see the anticipated improvement in market conditions.
Sales for the Process Industry Products Group, at
$105.0 million, were well ahead of the prior year's second quarter, as each Division posted higher volume.

Operating profit for the Metal Reclamation and Mill
Services Group was $9.2 million, reflecting the acquisition of MultiServ International, N.V.
Performance was adversely affected by the ongoing rationalization of the steel industry, as well as by weak economic conditions in certain countries in Europe, currency devaluations and hyper-inflation in Brazil, start-up costs for new contracts, and termination costs. The Infrastructure, Construction and Transportation Group posted an operating profit of $3.9 million, well below 1993's second quarter.
The significant improvement of the scaffolding, shoring and forming equipment product line was diminished by a charge for legal matters and a $3.6 million operating loss for school buses. Operating profit for the Process Industry Products Group, at $8.9 million, exceeded the prior year's and reflected improved performance for all product classes.



RESULTS OF OPERATIONS

First Six Months of 1994 Compared
with First Six Months of 1993

Revenues for the first six months were $702.8 million, slightly below last year's comparable period. While the decrease was primarily due to the substantial absence from sales of military vehicles in 1994, sales for all three operating groups were substantially ahead of the prior year's first six months.

Sales increased in 1994 for each of our three operating groups due to acquisitions in 1993, principally MultiServ International, N.V., in August
1993, and higher sales from railway maintenance equipment, scaffolding, shoring and forming equipment, process equipment, gas control and containment equipment, metal reclamation and mill services and pipe fittings. Revenues in 1994 include
Harsco's $34.6 million share of the income from its equity investment in United Defense, L.P., as well as $3.8 million of revenues resulting from the negotiated settlement with the U.S. Government.

Cost of sales decreased, principally due to lower volume. Selling and administrative expenses increased, principally as a result of the inclusion of acquired companies. Also contributing to the increase was a $2.5 million pre-tax charge, for termination costs, and higher sales commissions. On a comparative basis, administrative expenses in 1993 were reduced by the collection of $2.8 million of previously reserved bad debts related to divested operations.

Income before taxes and minority interest was down
14% from the comparable period last year, despite overall increased operating profits in 1994 for the three operating groups. The decrease reflects significantly higher interest expense, due to the debt incurred principally in conjunction with the acquisition and operations of MultiServ
International, N.V. Additionally, operating losses of $6.7 million were recorded in 1994 for school buses during the low volume of initial production associated with this new business, as compared to income recorded for military trucks in last year's first six months, for which production was suspended in June 1993. Also contributing to the decrease in profits was the lower gain from the sale of the remaining shares of an equity investment, termination costs, provision for legal matters, and the adverse impact of foreign currency devaluations and hyper-inflation in Brazil. On a comparative basis, scaffolding, shoring and forming equipment recorded income in 1994 as compared with an operating loss in 1993. Additionally, higher earnings in the first six months of 1994 were recorded for railway maintenance equipment, gas control and containment equipment, pipe fittings and process equipment. Favorably impacting the 1994 six months results was $3.8 million of income, resulting from the negotiated settlement for revenues due from the U.S. Government for contract specification changes made during production of military tracked vehicles. Income from equity in United Defense, L. P. approximated operating profits in 1993 from military tracked vehicles.

Net income of $36.2 million was down 32% from the comparable period in 1993, the highest six months ever. First-half results for 1994 were materially affected by an after-tax gain of $3.5 million ($.14 per share) on the sale of the remaining shares of an equity investment, which the Company purchased several years ago. The first-half results for 1993, the highest six-month period ever, were materially assisted by the favorable effect of an accounting change of $6.8 million ($.27 per share), as well as by an after-tax gain of $5.4 million ($.21 per share) on the partial sale of an equity investment. The effective income tax rate before minority interest for 1994 was 43.7%, versus 40.1% in 1993. The higher income tax rate was due to losses sustained in certain foreign operations, in large part from new project start-up costs, for which there is no tax benefit and the nondeductibility of certain acquisition costs.

Sales of the Metal Reclamation and Mill Services
Group, at $247.5 million, were significantly greater than 1993's first six months, due to the acquisition of MultiServ International, N.V. Sales for the
Infrastructure, Construction and Transportation
Group, at $194.9 million, were substantially ahead of last year's similar period, reflecting greater demand for all product classes. Sales for the Process
Industry Products Group, at $214.3 million, were well ahead of the prior year's six months, as each Division posted higher volume.

Operating profit for the Metal Reclamation and Mill
Services Group was a disappointing $14.3 million, up only 20% from 1993's first six months in spite of the acquisition of MultiServ International, N.V.
Performance was adversely affected by the ongoing rationalization of the steel industry as well as weak economic conditions in certain countries in Europe, the adverse impact of foreign currency devaluations and hyper-inflation in Brazil, and the ongoing expensing of start-up costs for new contracts. Also unfavorably impacting results for 1994 was a pre-tax
$2.5 million charge for termination costs.  The
Infrastructure, Construction and Transportation Group posted an operating profit of $6.5 million which was below 1993's first six months, despite most product classes posting significantly improved results, with the exception of the new product line of school buses, where the Company experienced an operating loss ($6.7 million), and grating. Operating profit for the Process Industry Products Group, at $20.0 million, was up 36% over the prior year's first six months and reflected improved performance for all product classes.



HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

Information on legal proceedings is included above under Part I, Item 1., the section labeled
"Commitments and Contingencies."



ITEM 5. OTHER INFORMATION

a.) On April 29, 1994, Harsco Corporation announced that Taylor-Wharton Gas Equipment Division's
Headquarter's will be relocated to Camp Hill, Pennsylvania from Plant City, Florida.

b.) On June 22, 1994, Harsco Corporation announced that the Company completed an amendment and resyndication of the $300 million credit facility which was originally entered into October 1993, relating to the acquisition of MultiServ
International, N.V.

This amended agreement will reduce costs through lower interest expense and fees, will provide financial flexibility and eliminate certain financial covenants, and will serve as a backup for the potential issuance of commercial paper. The structure of the revolving credit agreement includes a $150 million, 364-day committed facility in US dollars only and a $150 million, five-year committed facility in US dollars and Eurocurrencies.

c.) On June 28, 1994, Harsco Corporation announced that the Board of Directors declared a quarterly cash dividend of 35 cents per share, payable August 15, 1994, to shareholders of record on July 15, 1994.

d.) On July 7, 1994, Harsco Corporation announced a management reorganization of its Heckett MultiServ
Division as a part of the Company's ongoing program to integrate with its Heckett Division the MultiServ
International N.V. metal reclamation and mill service operations acquired last year. Under the new structure, the Heckett MultiServ Division will be organized into two geographic regions, each managed by a regional President reporting to Harsco Senior
Vice President and Chief Operating Officer, William
D. Etzweiler.  Geoffrey D. H. Butler, previously the
Managing Director of London based Heckett MultiServ-
East will serve as President of Heckett MultiServ
Division East, adding Europe to his existing areas of responsibility which include Africa, Asia and Australia. Senior Vice President of North America of the Heckett MultiServ Division, Richard E. Chapla, is assuming responsibility for North and South American operations as President of the Butler Pennsylvania based Heckett MultiServ Division-West. Adrian H. H.
Bowden who led the Heckett MultiServ Division as President and Chief Operating Officer has departed the Company by mutual agreement to assist the reorganization effort.

In view of the new responsibilities being assumed by Mr. Etzweiler for the Heckett MultiServ Division, four Harsco divisions are being reassigned from him to Barrett W. Taussig, who is also a Senior Vice
President and Chief Operating Officer. Under this realignment, Mr. Etzweiler will retain responsibility for the Company's Process Industry Products group which includes the Capitol Manufacturing, Patterson-
Kelley, Sherwood and Taylor-Wharton Gas Equipment
Divisions. Mr. Taussig, who is responsible for the Corporation's 40% limited partnership interest in United Defense, L.P. and the BMY-Wheeled Vehicles
Division will retain those assignments and in addition oversee the other divisions in the Infrastructure Construction and Transportation Group consisting of Fairmont Tamper, IKG Industries, Patent
Construction Systems and Reed Minerals.



ITEM 6. EXHIBITS

The following exhibits are attached:

a.)  Exhibit No. 11.  Computation of Fully Diluted
Net Income Per Common Share.

b.)  Exhibit No. 12.  Computation of Ratios of
Earnings to Fixed Charges.

c.) There have been no reports filed on Form 8-K during the second quarter ending June 30, 1994.



SIGNATURES

Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           HARSCO CORPORATION
                           (Registrant)


DATE August 11, 199  /S/Leonard A. Campanaro
                        Leonard A. Campanaro
                        Senior Vice President and
                        Chief Financial Officer


DATE August 11, 199  /S/Salvatore D. Fazzolari
                        Salvatore D. Fazzolari
                        Vice President and Controller



Part I
Exhibit 11

HARSCO CORPORATION
COMPUTATION OF FULLY DILUTED NET INCOME PER COMMON
SHARE
(dollars in thousands except per share)



                                3 MONTHS ENDED JUNE 30    6 MONTHS ENDED JUNE 30
                                1994         1993         1994         1993

Income before cumulative
  effect of accounting change   $    17,547  $    22,281  $    36,175  $    46,438

Cumulative effect of a change
  in accounting for income taxes          -            -            -        6,802
                                 __________   __________   __________   __________

Net income                      $    17,547  $    22,281  $    36,175  $    53,240
                                 __________   __________   __________   __________
                                 __________   __________   __________   __________

Average shares of common stock
  outstanding used to compute
  primary earnings per common
  share                          25,118,244   25,056,040   25,065,274   25,189,883

Additional common shares to be
  issued assuming exercise of
  stock options, net of shares
  assumed reacquired                 82,849      123,801      100,304      139,629
                                 __________   __________   __________   __________

Shares used to compute dilutive
  effect of stock options        25,201,093   25,179,841   25,165,578   25,329,512
                                 __________   __________   __________   __________
                                 __________   __________   __________   __________

Fully diluted income per
  share before cumulative
  effect of accounting change   $      0.70  $      0.88  $      1.44  $      1.83

Fully diluted income per
  share of cumulative effect
  of change in accounting for
  income taxes                            -            -            -         0.27
                                 __________   __________   __________   __________

Fully diluted net income per
  common share                  $      0.70  $      0.88  $      1.44  $      2.10
                                 __________   __________   __________   __________
                                 __________   __________   __________   __________

Income per share before
  cumulative effect of
  accounting change             $      0.70  $      0.88  $      1.44  $      1.84

Income per share of cumulative
  effect of change in accounting
  for income taxes                        -            -            -         0.27
                                 __________   __________   __________   __________

Net income per common share     $      0.70  $      0.89  $      1.44  $      2.11
                                 __________   __________   __________   __________
                                 __________   __________   __________   __________






Part I
Exhibit 12

HARSCO CORPORATION
Computation of Ratios of Earnings to Fixed Charges
(In Thousands of Dollars)







                                         YEARS ENDED DECEMBER 31
                            _____________________________________________________
                                                                         Six
                                                                         Months
                                                                         Ended
                            1989     1990     1991     1992     1993     6-30-94

Consolidated Earnings:

 Pre-tax income from
  continuing operations<F1> $ 22,173 $115,587 $119,647 $140,576 $137,151 $ 65,147

 Add fixed charges computed
  below                       20,693   21,864   23,544   22,425   23,879   19,025

 Net adjustments for equity
  companies                     (483)    (532)    (439)    (454)    (363) (15,744)

 Net adjustments for
  capitalized interest          (215)    (255)    (469)    (134)    (172)    (192)
                              _______  _______  _______  _______  _______  _______

Consolidated Earnings
 Available for Fixed
 Charges                    $ 42,168 $136,664 $142,283 $162,413 $160,495 $ 68,236
                             _______  _______  _______  _______  _______  _______
                             _______  _______  _______  _______  _______  _______

Consolidated Fixed Charges:

 Interest expense per
  financial statements<F2>  $ 16,412 $ 17,506 $ 18,925 $ 18,882 $ 19,974 $ 17,135

 Interest expense
  capitalized                    287      345      574      355      332      224

 Portion of rentals (1/3
  representing an interest
  factor                       3,994    4,013    4,045    3,188    3,573    1,666

 Interest expense for
  equity companies whose
  debt is guaranteed<F3>           -        -        -        -        -        -
                             _______  _______  _______  _______  _______  _______

Consolidated Fixed Charges  $ 20,693 $ 21,864 $ 23,544 $ 22,425 $ 23,879 $ 19,025
                             _______  _______  _______  _______  _______  _______
                             _______  _______  _______  _______  _______  _______

Consolidated Ratio of
 Earnings to Fixed Charges      2.04     6.25     6.04     7.24     6.72     3.59
                             _______  _______  _______  _______  _______  _______
                             _______  _______  _______  _______  _______  _______


<F1>  1992 excludes the cumulative effect of change in accounting method for postretirement benefits other than pensions.

<F2>  Includes amortization of debt discount and expense.

<F3>  No fixed charges were associated with debt of less than fifty percent owned companies guaranteed by Harsco during the five year period 1989 through 1993 and during the first six months of 1994.