Form 10-Q
period 1994-09-30
HARSCO CORP
filed 1994-11-10
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1994

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
     X YES            NO

Title of Each Class                 Outstanding Shares at September 30, 1994

Common Stock Par Value $1.25                       25,167,729
Preferred Stock Purchase Rights                    25,167,729

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)



                                                              Three Months Ended                Nine Months Ended
                                                              September 30                      September 30
(In thousands)                                                1994             1993             1994             1993
Revenues:
  Sales                                                       $   348,073      $   314,860      $ 1,004,801      $ 1,015,287
Equity in income of unconsolidated entities                      16,904              410           52,728            2,003
  Gain on sale of investments                                          99            8,584            5,966           17,555
  Other revenues                                                   12,267              399           16,615            1,293
                                                               __________       __________       __________       __________
    Total revenues                                                377,343          324,253        1,080,110        1,036,138
                                                               __________       __________       __________       __________

Costs and expenses:
  Cost of sales                                                   270,228          242,272          788,758          789,052
  Selling, administrative and general expenses                     49,552           43,909          147,547          126,737
  Research and development                                          1,213              932            3,936            3,440
  Facilities discontinuance and reorganization costs                8,276             (157)          11,095              529
  Other, net                                                          548             (393)             672             (558)
                                                               __________       __________       __________       __________
    Total costs and expenses                                      329,817          286,563          952,008          919,200
                                                               __________       __________       __________       __________

    Income before interest, taxes, minority interest
      and cumulative effect of accounting change                   47,526           37,690          128,102          116,938

Interest income                                                     1,854            2,492            4,710            6,685
Interest expense                                                   (8,826)          (5,886)         (25,961)         (12,032)
                                                               __________       __________       __________       __________

    Income before taxes, minority interest, and
      cumulative effect of accounting change                       40,554           34,296          106,851          111,591

Provision for income taxes                                         17,722           15,888           46,694           46,848
                                                               __________       __________       __________       __________

    Income before minority interest and cumulative
      effect of accounting change                                  22,832           18,408           60,157           64,743

Minority interest                                                     494              150            1,644               47
                                                               __________       __________       __________       __________

    Income before cumulative
      effect of accounting change                                  22,338           18,258           58,513           64,696

Cumulative effect of change in
  accounting for income taxes                                           -                -                -            6,802
                                                               __________       __________       __________       __________

    Net income                                                $    22,338      $    18,258      $    58,513      $    71,498
                                                               __________       __________       __________       __________
                                                               __________       __________       __________       __________

Average shares of common stock outstanding                         25,150           24,804           25,094           25,061
                                                               __________       __________       __________       __________
                                                               __________       __________       __________       __________

Earnings per common share:
  Income before cumulative effect of accounting change        $       .89      $       .74      $      2.33      $      2.58

  Cumulative effect of change in accounting                             -                -                -              .27
                                                               __________       __________       __________       __________

  Net income per share                                        $       .89      $       .74      $      2.33      $      2.85
                                                               __________       __________       __________       __________
                                                               __________       __________       __________       __________

  Cash dividends declared per share                           $       .35      $       .35      $      1.05      $      1.05
                                                               __________       __________       __________       __________
                                                               __________       __________       __________       __________


See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                               September 30      December 31
(In thousands)                                 1994              1993
ASSETS

Current assets:

  Cash and cash equivalents                    $    41,710       $    58,740
Receivables                                        346,799           322,894
  Inventories:
    Long-term contract costs                             -           105,154
    Less progress payment - U.S. Government              -           (16,662)
                                                __________        __________
                                                         -            88,492

    Finished goods                                  29,278            23,543
    Work in process                                 33,578            25,612
    Raw material and purchased parts                50,772            52,608
    Stores and supplies                             15,566            12,171
                                                __________        __________
      Total inventories                            129,194           202,426

  Other current assets                              16,582            16,045
                                                __________        __________
    Total current assets                             534,285           600,105
                                                __________        __________

Property, plant and equipment, at cost             994,171         1,060,729
Allowance for depreciation                        (553,830)         (569,074)
                                                __________        __________
                                                   440,341           491,655
                                                __________        __________

Cost in excess of net assets of
  companies acquired, net                          222,555           221,082
Insurance related assets                            73,488            70,153
Equity in net assets of associated companies        49,542             5,920
Other assets                                        38,079            38,697
                                                __________        __________
Total assets                                   $ 1,358,290       $ 1,427,612
                                                __________        __________
                                                __________        __________

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                               September 30      December 31
(In thousands)                                 1994              1993
LIABILITIES

Current liabilities:

  Notes payable and current maturities         $    30,261       $    63,509
  Accounts payable                                  82,035            98,021
  Advances on long-term contracts                    3,598            88,518
  Accrued compensation                              36,652            45,546
  Other current liabilities                        125,147           121,755
                                                __________        __________
    Total current liabilities                      277,693           417,349

Long-term debt                                     397,529           364,869
Deferred income taxes                               29,782            33,424
Insurance related liabilities                       50,312            49,350
Other liabilities                                   37,109            39,536
                                                __________        __________
                                                   792,425           904,528
                                                __________        __________

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY

Common stock and additional paid-in capital        133,880           126,579
Cumulative adjustments                             (12,127)          (16,166)
Retained earnings                                  635,273           603,158
Treasury stock                                    (191,161)         (190,487)
                                                __________        __________
                                                   565,865           523,084
                                                __________        __________

Total liabilities and shareholders equity      $ 1,358,290       $ 1,427,612
                                                __________        __________
                                                __________        __________

See accompanying notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                                  Nine Months Ended
                                                                                                     September 30
(In thousands)                                                                              1994                   1993
Cash flows from operating activities:
  Net income                                                                                $    58,513            $    71,498
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                                               67,227                 46,189
      Amortization                                                                                6,796                  2,707
      Cumulative effect of change in accounting principle                                             -                 (6,802)
      Gain on sale of investments                                                                (5,966)               (17,555)
      Change in equity of entities                                                               (9,770)                (1,384)
      Other, net                                                                                  2,140                   (678)
      Changes in assets and liabilities, net of acquisition
        of a business and formation of a partnership:
          Notes and accounts receivables                                                        (25,269)                68,008
          Inventories                                                                           (12,680)                 5,462
          Accounts payable                                                                        3,669                 (1,840)
          Accrued long-term contract costs                                                            -                 (2,784)
          Advances on long-term contracts                                                        (5,878)                17,522
          Other assets and liabilities                                                           (4,299)                 2,455
                                                                                             __________             __________

      Net cash provided by operating activities                                                  74,483                182,798
                                                                                             __________             __________

Cash flows from investing activities:
  Capital expenditures, net of disposals                                                        (56,949)               (37,654)
  Purchase of business, net of cash acquired                                                          -               (327,571)
  Proceeds from sale of investment                                                                7,617                 22,555
  Other investing activities                                                                     (7,142)                 2,408
                                                                                             __________             __________

    Net cash (used) by investing activities                                                     (56,474)              (340,262)
                                                                                             __________             __________

Cash flows from financing activities:
  Short-term borrowings, net                                                                    (29,515)                 2,564
  Current maturities and long-term debt
    Additions                                                                                    94,954                253,366
    Reductions                                                                                  (83,767)                  (403)
  Cash dividends paid on common stock                                                           (26,328)               (26,352)
  Common stock issued-options                                                                     6,624                  4,257
  Common stock acquired for treasury                                                                  -                (36,322)
  Other financing activities                                                                      2,593                 (3,758)
                                                                                             __________             __________

    Net cash provided (used) by financing activities                                            (35,439)               193,352
                                                                                             __________             __________

Effect of exchange rate changes on cash                                                             400                   (329)
                                                                                             __________             __________

Net increase (decrease) in cash and cash equivalents                                            (17,030)                35,559

Cash and cash equivalents at beginning of period                                                 58,740                 50,366
                                                                                             __________             __________

Cash and cash equivalents at end of period                                                  $    41,710            $    85,925
                                                                                             __________             __________
                                                                                             __________             __________

See accompanying notes to consolidated financial statements.

REVIEW OF OPERATIONS BY GROUP
(Unaudited)

                                                                  Three Months Ended               Nine Months Ended
SALES                                                             September 30                     September 30
(In Millions)                                                     1994             1993            1994            1993

Metal Reclamation and Mill Services                               $   135.9        $    68.4       $   383.4       $   150.7
Infrastructure, Construction and Transportation                       102.5             76.5           297.4           226.7
Process Industry Products                                             109.7             93.3           324.0           281.9
                                                                   ________         ________        ________        ________
                                                                      348.1            238.2         1,004.8           659.3

Defense (F1>                                                              -             76.7               -           356.0
                                                                   ________         ________        ________        ________

  Total                                                           $   348.1        $   314.9       $ 1,004.8       $ 1,015.3
                                                                   ________         ________        ________        ________
                                                                   ________         ________        ________        ________

INCOME BEFORE TAX AND MINORITY INTEREST

Group operating profit:

  Metal Reclamation and Mill Services                             $    16.6        $     8.8       $    33.5       $    20.9
  Infrastructure, Construction and Transportation                       4.3              6.9            11.0            15.4
  Process Industry Products                                             7.9              6.1            27.8            20.9
                                                                   ________         ________        ________        ________
                                                                       28.8             21.8            72.3            57.2

  Defense <F1>                                                            -             11.4               -            52.4

  Facilities discontinuance and reorganization costs <F2>              (8.3)              .2           (11.1)            (.4)
                                                                   ________         ________        ________        ________
    Total group operating profit                                       20.5             33.4            61.2           109.2

Equity in income of unconsolidated entities <F3>                       16.9               .4            52.7             2.0

Gain on sale of investments                                              .1              8.6             6.0            17.6

Claim settlements (included in other revenues)                         12.0                -            15.8               -

Interest expense                                                       (8.8)            (5.9)          (26.0)          (12.0)

Unallocated expenses                                                    (.1)            (2.2)           (2.8)           (5.2)
                                                                   ________         ________        ________        ________

    Total pre-tax income                                          $    40.6        $    34.3       $   106.9       $   111.6
                                                                   ________         ________        ________        ________
                                                                   ________         ________        ________        ________

<F1>  Effective January 1, 1994, Defense is no longer designated as a separate group.
      This is due to the formation of our joint venture, United Defense, L.P., in which
      Harsco has a 40% ownership, and the suspension of the five-ton truck production at midyear in 1993.  Any truck sales in 1994 are reflected under the Infrastructure,
      Construction and Transportation Group.
<F2>  Includes $3.7 million and $6.3 million, for the quarter and nine months ended
      September 30, 1994, respectively, for discontinuance and rationalization of administrative facilities and termination costs related to Metal Reclamation and
      Mill Services Group, and a provision for the quarter and nine months of 1994 of
      $4.7 million relating to the realizable value of the investment in the 5-ton truck business and future anticipated costs associated with contract close-out and related issues under the Infrastructure, Construction and Transportation Group.
<F3>  Includes equity in income before tax of United Defense, L.P. of $16.4 million and
      $51.0 million, for the quarter and nine months ended September 30, 1994, respectively.


Notes to Consolidated Financial Statements

Cash Flow Information:

Cash payments for interest on all debt, net of amounts capitalized, were $27,322,000 for the nine months of 1994 and $7,951,000 for the nine months of 1993. Cash payments for income taxes were $40,659,000 for the nine months of 1994 and $46,192,000 for the nine months of 1993.

Receivables:

As of September 30, 1994, Receivables include $62,415,000 of unbilled receivables representing the Company's claim against the U.S. Government for Federal Excise Taxes and related claims on the five-ton truck contract. See "Commitments and Contingencies" for additional disclosure on this claim.

Formation of Defense Business Partnership and Acquisition of MultiServ International, N.V.:

On January 28, 1994, FMC Corporation ("FMC") and Harsco Corporation ("Harsco") announced completion of a series of agreements ("Agreements"), first announced in December 1992, to combine certain assets and liabilities of FMC's Defense Systems Group ("DSG") and Harsco's BMY-Combat Systems Division ("BMY-CS").
The effective date of the combination was January 1, 1994. The combined company, United Defense, L.P. ("UDLP"), operates as a limited partnership.
FMC as the Managing General Partner has a 60 percent equity interest, and Harsco Defense Holding, Inc., a wholly owned subsidiary of Harsco Corporation, as the Limited Partner has a 40 percent equity interest. Harsco retained the rights and any liabilities associated with certain pending major claims between Harsco and the U.S. Government, and Harsco and the Government of Iran. See "Commitments and Contingencies" for additional disclosure on these claims.

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

Pro forma information relative to United Defense, L.P. and MultiServ International, N.V. presented for the first nine months of 1993, include adjustments to reflect additional expenses associated with the amortization of the created goodwill and the write-up of MultiServ fixed assets to fair market value. The pro forma results also include additional provisions for interest and debt expenses on the acquisition borrowings, the elimination of BMY-CS and accounting for the 40% ownership interest of Harsco in UDLP on the equity method of accounting.

The following represents the unaudited pro forma results of operations as if the combinations had occurred at the beginning of 1993:

                                                      Pro Forma
 (Unaudited)                                          Nine Months Ended
(In thousands, except per share amounts)              September 30, 1993

Total Revenues                                        $ 1,053,156
                                                       __________
                                                       __________

  Income before provision for income taxes,
    minority interest, cumulative effect of
    accounting change and extraordinary item               112,019

Provision for income taxes                                  55,538

Minority interest                                              763
                                                        __________

  Income before cumulative effect of
    accounting change and extraordinary item                55,718

  Cumulative effect of change in
    accounting for income taxes                              6,802

  Extraordinary item, net of taxes                          (2,277)
                                                        __________

  Net income                                           $    60,243
                                                        __________
                                                        __________

Average shares of common stock outstanding              25,361,490

Earnings per common share:
  Income before cumulative effect of accounting
    change and extraordinary item                      $      2.20

  Cumulative effect of change in accounting                    .27

  Extraordinary item                                          (.09)
                                                        __________

    Net income per share                               $      2.38
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

Commitments and Contingencies:

Federal Excise Tax and Other Matters Related to the Five-ton Truck Contract:

Subsequent to the award of the five-ton truck contract in 1986, the Federal Excise Tax (FET) law, which was due to expire on October 1, 1988, was extended. The Company and its legal counsel consider that the excise tax required to be paid by the extension of the law constitutes an after-imposed tax and therefore is subject to recovery by a price adjustment. In January 1993, the Armed Services Board of Contract Appeals decided in favor of the Company's position, ruling that Harsco is entitled to a price adjustment to the contract to reimburse FET paid on vehicles that were to be delivered after October 1, 1988. The Government filed a motion requesting the Armed Services Board of Contract Appeals to reopen the proceedings to admit additional evidence or alternatively to reconsider its decision. On February 25, 1994, the Armed Services Board of Contract Appeals denied the Government's motions. In June 1994, the Government appealed these decisions to the Court of Appeals for the Federal Circuit, but voluntarily withdrew its appeal effective August 16, 1994. The Government might renew the motions in the Armed Services Board of Contract Appeals or seek to overturn the decision in a separate legal action based upon the results of the continuing investigation described below.

As previously reported, the Company had already anticipated prevailing on its claims and recorded as an account receivable the amount of the FET it has paid on these vehicles of approximately $47 million, and the related claim arising from changes in shipment destinations of approximately $15 million. The January 1993 decision only rules upon the Company's claim for reimbursement of the taxes paid without establishing the specific amount of the reimbursement. Subject to the Company prevailing against any future Government motions or other legal challenges to the judgment, the government contracting officer will be required to determine the proper amount of the price adjustment consistent with the ruling. Under applicable law, interest also accrues on the amount owed. Although the January 1993 decision does not directly deal with the claim for $15 million on the related destination change issue, the Company believes that the ruling resolves the key factual issues in that claim in favor of Harsco as well. The Company continues to anticipate favorable resolution with respect to both claims. Final resolution of the issues in favor of the Company would not result in the recording of additional income other than any interest received, but would have a positive cash flow effect. To the extent that any portion of the FET and related claims is not recovered, additional losses on the contract will have to be recognized which could have a material effect on quarterly or annual operating results.

The Commercial Litigation Branch of the Department of Justice is continuing to conduct an investigation with respect to the facts underlying the Company's claim for reimbursement of Federal Excise Tax payments and its related claim regarding destination changes. In addition, the investigation is examining the way the Company charged the Army for sales of certain cargo truck models for which the Company did not pay Federal Excise Tax based upon an exemption in the law. If the Government files a civil action against the Company as a result of the civil investigation, it may seek various remedies including forfeiture by the Company of its claims for reimbursement of FET and related claims, treble damages, and civil penalties.

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

The Company also filed other claims relating to the five-ton truck contract totalling in excess of $55 million plus interest, with respect to contract changes, inadequate technical data package, and delays and disruptions. On August 26, 1994, the Company and the Government signed a modification to the five-ton truck contract resolving all outstanding contractual matters concerning that agreement with certain limited exceptions including FET related matters. The contract modification includes resolution of the Company's claims described in earlier Company filings for contract changes, inadequate technical data package, and delays and disruptions. The modification provides for an increase of $12.5 million in the contract price and payment has been received. The price increase yielded net revenue to the Company of approximately $12.0 million after related excise tax and other associated costs.

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

Other Litigation and Issues:

On March 13, 1992, the U.S. Government filed a counterclaim against the Company in a civil suit alleging violations of the False Claims Act and breach of a contract to supply M109A2 Self-Propelled Howitzers. The counterclaim was filed in the United States Claims Court along with the Government's answer to the Company's claim of approximately $5 million against the Government for costs incurred on this contract relating to the same issue. The Government claims breach of contract damages of $7.3 million and in addition seeks treble that amount under the False Claims Act plus unquantified civil penalties which the Company estimates to be approximately $3.3 million. The Company and its counsel believe it is unlikely that these claims will have a material adverse effect on the Company's financial position or results of operations.

Iran's Ministry of Defense initiated arbitration procedures against the Company in 1991 under the rules of the International Chamber of Commerce for damages allegedly resulting from breach of various contracts executed by the Company and the Ministry of Defense between 1970 and 1978. The contracts were terminated in 1978 and 1979 during the period of civil unrest in Iran that preceded the Iranian revolution. Iran has asserted a claim under one contract for repayment of a $7.5 million advance payment it made to the Company, plus interest at 12% through June 27, 1991 in the amount of $25.3 million. Iran has also asserted a claim for damages under other contracts for $76.3 million. The Company intends to assert various defenses and also has filed counterclaims against Iran for damages in excess of $7.5 million which it sustained as a result of Iran's breach of contract, plus interest. The Company's management and its counsel believe it is unlikely that these claims will have a material adverse effect on the Company's financial position or results of operations.

In 1992, the United States Government through its Defense Contract Audit Agency commenced an audit of certain contracts for sale of tracked vehicles by the Company to foreign governments, which were financed by the United States Government through the Defense Security Assistance Agency. The Company cooperated with the audit and responded to a number of issues raised by the audit. In September 1994, the Company received a subpoena issued by the Department of Defense Inspector General seeking various documents relating to sale contracts between the Company and foreign governments which were funded by the Defense Security Assistance Agency. The Company is continuing to cooperate and is responding to the subpoena. The Company has insufficient information to comment on the focus of the investigation at this time.

In June 1994, the shareholder of the Ferrari Group, a Belgium holding company involved in steel mill services and other activities, filed a legal action in Belgium against Heckett MultiServ, S.A. and S.E.A.E., subsidiaries of MultiServ International N.V. (a subsidiary of Harsco Corporation). The action alleges that these two subsidiaries breached contracts arising from letters of intent signed in 1992 and 1993 concerning the possible acquisition of the Ferrari Group, claiming that the subsidiaries were obligated to proceed with the acquisition and failed to do so. The action seeks damages of 504 million Belgian Francs (approximately U.S. $16 million). The Company intends to vigorously defend against the action and believes that based on conditions contained in the letters of intent and other defenses it will prevail. The Company and its counsel believe that is unlikely that these claims will have a material adverse effect on the Company's financial position or results of operations.

On August 29, 1994, the Company filed a legal action in the United States District Court for the Southern District of New York seeking recovery of damages arising from misrepresentations which the Company claims were made to it in connection with its purchase of the stock of MultiServ International N.V. on August 31, 1993. The Complaint names as defendants, Adrian H. H. Bowden; The Dyson-Kissner-Moran Corporation and two of its affiliated companies (MHC Holding Corp. And DKM-MLP Limited Partnership); Adler & Shaykin Fund II, L.P.; and Rene Segui. The Complaint seeks damages in an amount to be determined.

Environmental:

The Company is involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites. While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company. The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The liability for future remediation costs is evaluated on a quarterly basis and it is the opinion of management that any liability over the amounts accrued will not have a material adverse effect on the Company's financial position or results of operations. For the nine months ended September 30, 1994, provisions amounting to $574,000 were recorded for environmental matters.

Other:

The Company is subject to various other claims, legal proceedings and investigations covering a wide range of matters that arose in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance or by accruals, and if not so covered, are without merit or are of such kind, or involve such amounts, as would not have a material adverse effect on the financial position or results of operations of the Company.

OPINION OF MANAGEMENT:

Financial information furnished herein, which is unaudited, reflects in the opinion of management all adjustments (all of which are of a recurring nature) that are necessary to present a fair statement of the interim periods.

Subsequent Events:

Combat Engineering Sale

Effective October 14, 1994 the Company divested its Combat Engineering line of business based in Bilston, United Kingdom, in a management buyout. The net assets were sold for British Pounds Sterling 1.5 million ($2.4 million) in cash. After cumulative translation adjustments, the Company will record a minimal loss in the fourth quarter of approximately $0.1 million. The business produced a line of industrial heaters, marketed principally in the United Kingdom, with sales of approximately $5 million per annum. It had operated at a marginal loss in recent years and was at break even in 1994.

Letter of Intent

On October 26, 1994, the Company signed a nonbinding letter of intent to acquire all the assets of a process industry products manufacturer with annual sales of approximately $20 million. The acquired business would be integrated into an existing Division in the Process Products Industry Group upon completion of the transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION
OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Financial Condition

Cash provided by operating activities was $74.5 million in the first nine months of 1994, reflecting, among other things, a $41.6 million distribution of earnings from United Defense, L.P., a $25.3 million increase in accounts receivable and an $12.7 million increase in inventories. As previously reported, included in receivables is $62.4 million for amounts expended, or income not received, related to the Federal Excise Tax (FET) and related claims for the completed five-ton truck contract. Final resolution of the FET and related claims in favor of the Company would not result in the recording of additional income other than any interest received, but would have a positive cash flow effect. To the extent that any portion of the FET and related claims is not recovered, additional losses on the contract will have to be recognized, but there would be little impact on cash outflows.

Cash flow for investing activities included capital expenditures of $63.3 million and $7.6 million of proceeds from the sale of the remaining shares of an investment in a marketable equity security. Investment activity also included the cash contribution of $5.2 million for a portion of the initial capitalization of United Defense, L.P. and a $1.7 million minority-interest purchase in a metal reclamation and mill services business. Cash flow for financing activities included a net increase in long-term debt of $11.2 million, a $29.5 million reduction of short-term debt, and $26.3 million of cash dividends paid on common stock. Cash and cash equivalents decreased $17.0 million to $41.7 million at September 30, 1994.

In conjunction with the formation of United Defense, L.P., in which Harsco holds a 40% equity interest, the Company recognized a noncash contribution of $24.4 million of net assets related to the BMY-Combat Systems Division of Harsco Corporation. As discussed above, the Company also contributed cash of $5.2 million to United Defense, L.P. During the first nine months for the partnership, the Company received a $41.6 million distribution of earnings from United Defense, L.P. The agreement stipulates, among other things, that cash distributions of earnings will be made at certain minimum amounts of income in the quarter subsequent to the quarter in which income is earned. However, a special distribution, as allowed by the agreement, was received during June 1994, due to strong cash flows of the Limited Partnership.

Other matters which could significantly affect cash flows in the future are discussed in the 1993 Annual Report to Shareholders under Note 10, "Commitments and Contingencies" and in Part 1, Item 1 of this Form 10Q.
During the first quarter, the Company negotiated a settlement with the U. S. Government of a small portion of the outstanding issues concerning the M9 Armored Combat Earthmover (ACE) contract referred to in Note 10. Under this settlement, the Government paid the Company $3.8 million. The Company's claim in excess of $60 million against the Government on this contract for untimely exercise of contract options has not yet been resolved. During the third quarter, the Company reached a negotiated settlement with the U.S. Government concerning contract changes, inadequate technical data package, and delays and disruptions related to the five-ton truck contract and was paid a gross amount of $12.5 million. This settlement resolves all outstanding contractual matters concerning the five-ton truck agreement with certain limited exceptions which include Federal Excise Tax related matters. Also, in August 1994, the Company filed a legal action seeking recovery of damages arising from misrepresentations which the Company claims were made to it in connection with its purchase of the stock of MultiServ International N.V. on August 31, 1993. The Company seeks damages in an amount to be determined.

Harsco continues to maintain a good financial position, with net working capital of $256.6 million, up from the $182.8 million at December 31, 1993, principally due to the conversion of $30.2 million of short-term debt to long-term debt and the contribution of certain current assets and liabilities to the formation of United Defense, L.P. Current assets amounted to $534.3 million, and current liabilities were $277.7 million, resulting in a current ratio of 1.9 to 1, higher than the 1.4 to 1 at year-end 1993. With total debt at $427.8 million and equity at $565.9 million at September 30, 1994, the total debt as a percent of capital was 43.1%, which is slightly lower than the 45.0% at December 31, 1993.

The stock price range during the first nine months was $46 3/8 - 38 1/2. Harsco's book value per share at September 30, 1994, was $22.48, compared with $20.95 at year-end 1993. The Company's annualized return on equity for the first nine months of 1994 was 14.1%, compared with 17.3% for the year 1993. The return on assets was 12.8%, compared with the 13.4% for the year 1993.

The Company has available through a syndicate of banks a $150 million 364-day revolving line of credit and a $150 million, multi-currency five-year term line of credit. During the second quarter, the Company successfully negotiated with the banks to re-syndicate and amend this facility, to extend maturity, update pricing for favorable bank market dynamics, make certain technical adjustments to the documents and allow more flexibility to borrow in additional European currencies and provide back-up for a commercial paper program, which the company will implement during the fourth quarter, in lieu of borrowing from the bank lines of credit. As of September 30, 1994, $83.9 million was outstanding under this syndicated credit facility. Harsco's outstanding notes are rated A by Standard & Poor's and Baa1 by Moody's. Harsco's commercial paper is rated A-1 by Standard & Poor's, F-1 by Fitch Investors Service and P-2 by Moody's.

As indicated by the above, the Company's financial position and debt capacity should enable it to meet its current and future requirements. As additional resources are needed, Harsco should be able to obtain funds at competitive costs.

RESULTS OF OPERATIONS

Third Quarter of 1994 Compared
with Third Quarter of 1993

Third quarter revenues of $377.3 million were 16% higher than last year's comparable period. Higher sales were reported for each of the three operating groups and for most product classes, particularly for gas control and containment, scaffolding, shoring and forming equipment and process equipment. The increase in sales from the acquisition of MultiServ International, N.V., as of August 31, 1993, and the new product line of school buses brought to market during the third quarter of 1993, was offset by the absence of military vehicle sales in 1994. Revenues for the period also increased due to Harsco's $16.4 million share of the income from its investment in United Defense, L.P., a joint venture formed effective January 1, 1994, and $12.0 million from the negotiated settlement with the U.S. Government concerning the completed five-ton truck contract. Gain on sale of investments decreased from 1993 when a $5.9 million gain on the sale of a marketable equity security investment was recorded.

Cost of sales increased, principally due to higher volume. Selling expense increased due to higher sales commissions, and administrative expense increased as a result of the inclusion of acquired companies. Facilities discontinuance and reorganization costs increased due to provisions relating to the realizable value of the investment in the five-ton truck business, future anticipated costs to complete associated contract close-out and related issues, and for the discontinuance and rationalization of administrative facilities at several foreign metal reclamation and mill service locations.

Income before taxes and minority interest increased 18.2% from the comparable period last year, mainly due to the earnings from the equity investment in United Defense, L.P. and the negotiated claim settlement with the U.S. Government. Both these amounts exceeded income recorded in 1993 from military tracked vehicles. Higher earnings were also recorded in the third quarter of 1994 for metal reclamation, scaffolding, shoring and forming equipment, grating, roofing granules and abrasives and process equipment. An operating loss was recorded in the third quarter for school buses during this period of low production volume currently experienced by this new product line.

Net income of $22.3 million was up 22% from the comparable period in 1993. The effective income tax rate for the third quarter of 1994 was 43.7%, versus 46.3% in 1993. The fluctuation of the tax rate was mainly due to the cumulative catch-up of the income tax provision for the United States Federal income tax increase enacted during the third quarter of 1993 and the acquisition of MultiServ, N.V. on August 31, 1993.

Sales of the Metal Reclamation and Mill Services Group, at $135.9 million, were significantly above 1993's third quarter, due to the acquisition of MultiServ International, N.V. Sales for the Infrastructure, Construction and Transportation Group, at $102.5 million, were substantially ahead of last year's similar period, reflecting greater demand for all product classes, particularly scaffolding, shoring, and forming equipment and also additional sales of school buses. Sales for the Process Industry Products Group, at $109.7 million, were well ahead of the prior year's third quarter, as each Division posted higher volume.

Third quarter operating profit for the Metal Reclamation and Mill Services Group was $16.6 million, up 88% from the comparable period last year, (before unusual items of expense amounting to $3.7 million), principally due to the acquisition of MultiServ International, N.V., the domestic and international management reorganizations completed in July, and improving economic conditions in Brazil and certain European countries. After including the impact of the unusual items of expense, operating profit was $12.9 million, up 47% from the comparable period in 1993. The Infrastructure, Construction and Transportation Group posted an operating profit of $4.3 million (before unusual items of expense amounting to $4.5 million), which is below 1993's third quarter. The significant improvement of the scaffolding, shoring and forming equipment product line was more than offset by the $4.9 million operating loss for school buses. After including the impact of the unusual items of expense, the group experienced an operating loss of $.2 million compared to operating profit of $7.2 million in 1993. Operating profit for the Process Industry Products Group, at $7.9 million, was up 29% over the prior year and reflected improved performance for all product classes.

RESULTS OF OPERATIONS

First Nine Months of 1994 Compared
with First Nine Months of 1993

Revenues for the first nine months were $1.08 billion, up 4% from last year's comparable period. The increase was due principally to higher sales for all three operating groups which were well ahead of the prior year's first nine months. Total revenues increased despite a substantial absence from sales of military vehicles in 1994.

Sales increased in 1994 for our three operating groups, due to acquisitions in 1993, principally MultiServ International, N.V., as of August 31, 1993, and higher sales from scaffolding, shoring and forming equipment, railway maintenance equipment, gas control and containment equipment, process equipment, metal reclamation and mill services, and pipe fittings. Revenues in 1994 include Harsco's $51.0 million share of the income from its equity investment in United Defense, L.P., as well as $15.8 million of revenues resulting from the negotiated settlement of two claims relating to the five-ton truck and Armored Combat Earthmover contracts with the U.S. Government.

Cost of sales is lower, principally reflecting the substantial absence of military vehicles. Selling and administrative expenses increased, as a result of the inclusion of acquired companies. Also contributing to the increase were higher sales commissions and compensation costs. On a comparative basis, administrative expenses in 1993 were reduced by the collection of $3.1 million of previously reserved bad debts related to discontinued operations.

Income before taxes and minority interest was down 4% from the comparable period last year, despite overall increased operating profits in 1994 for the three operating groups. The decrease reflects significantly higher interest expense, due to the debt incurred in conjunction with the acquisition and operations of MultiServ International, N.V. On a comparative basis, scaffolding, shoring and forming equipment recorded income in 1994 as compared with an operating loss in 1993. Additionally, higher earnings in the first nine months of 1994 were recorded for gas control and containment equipment, railway maintenance equipment, process equipment, roofing granules, and abrasives and pipe fittings. Results in 1994 were unfavorably impacted by the school bus business which incurred an operating loss of $11.5 million during the low volume of production associated with this new business, as compared to income recorded for military trucks in last year's first nine months, for which production was suspended in June 1993. Income from the Company's equity investment in United Defense, L. P. exceeded amounts recorded in 1993 from military tracked vehicles. Unusual items impacting earnings for the 1994 nine months results included $15.8 million of pre-tax income, resulting from the negotiated settlements with the U.S. Government concerning two completed contracts. Also, a $4.7 million pre-tax provision was recorded for the realizable value of the Company's investment in the 5-ton truck business and costs to complete certain contract close-out and related issues, as well as a $6.3 million pre-tax charge for the discontinuance and rationalization of administrative facilities at several foreign metal reclamation and mill service locations. Finally, profits from the sale of our remaining holdings of an investment in a marketable equity security were lower than the prior year principally due to fewer shares being sold in 1994.

Net income of $58.5 million ($2.33 per share) was down 18% from the comparable period in 1993, the highest nine months ever which included an after-tax gain of $11.0 million ($.43 per share) on the partial sale of an investment in a marketable equity security and the favorable effect of an accounting change of $6.8 million ($.27 per share). Results for the first nine months of 1994 were favorably affected by higher earnings from operations for our three groups overall, as well as the net favorable effect of unusual items that included after-tax negotiated settlements of $8.9 million ($.35 per share) of claims with the U.S. Government and an after-tax gain of $3.5 million ($.14 per share) on the sale of the remaining shares of an investment in a marketable equity security, partially offset by after-tax provisions of $6.2 million ($.25 per share) for the unusual items of expense for the five-ton truck and metal reclamation and mill service businesses as discussed above. The effective income tax rate before minority interest for 1994 was 43.7%, versus 42.0% in 1993. The higher income tax rate is due to losses sustained in certain foreign operations, in part from new project start-up costs, for which there is no tax benefit and the nondeductibility of certain acquisition costs.

Sales of the Metal Reclamation and Mill Services Group, at $383.4 million, were significantly greater than 1993's first nine months, due to the acquisition of MultiServ International, N.V. Sales for the Infrastructure, Construction and Transportation Group, at $297.4 million, and Process Industry Products Group, at $324.0 million, were well ahead of the prior year's nine months due to greater demand for most product classes.

Operating profit, excluding the impact of the unusual items of expense, for the Metal Reclamation and Mill Services Group was $33.5 million, up 60% from 1993's first nine months, principally due to the acquisition of MultiServ International, N.V. After including the impact of the unusual items of expense, operating profit was $27.2 million, up 31% from the comparable period. Performance was adversely affected by the ongoing rationalization of the European steel industry, as well as weak economic conditions experienced principally in the first six months of this year in certain countries in Europe, the adverse impact of foreign currency devaluations and hyperinflation in Brazil particularly during the first half of 1994, and the ongoing expensing of start-up costs for new contracts. The Infrastructure, Construction and Transportation Group with an operating profit of $11.0 million, excluding the impact of an unusual expense item relating to the completed five-ton truck contract was 29% below 1993's first nine months, despite most product classes posting significantly improved results, with the exception of the new product line of school buses, where the Company experienced an operating loss ($11.5 million), and grating. After including the impact of the unusual item of expense, operating profit was $6.3 million, 59% below 1993's first nine months. Operating profit for the Process Industry Products Group, at $27.8 million, was up 33% over the prior year's first nine months and reflected improved performance for all product classes.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information on legal proceedings is included above under Part I, Item 1., the section labeled "Commitments and Contingencies."

ITEM 5.  OTHER INFORMATION

a.)     On September 27, 1994, Harsco Corporation announced that the Board of
Directors declared a quarterly cash dividend of 35 cents per share, payable November 15, to shareholders of record on October 14, 1994.

ITEM 6.  EXHIBITS

The following exhibits are attached:

a.)  Exhibit No. 11.  Computation of Net Income Per Common Share.

b.)  Exhibit No. 12.  Computation of Ratios of Earnings to Fixed Charges.

c.)  An 8-K was filed September 2, 1994 dealing with various legal issues.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HARSCO CORPORATION
                                          (Registrant)



DATE  November 10, 1994                   /S/  Leonard A. Campanaro
                                               Leonard A. Campanaro
                                               Senior Vice President and
                                               Chief Financial Officer


DATE  November 10, 1994                   /S/  Salvatore D. Fazzolari
                                               Salvatore D. Fazzolari
                                               Vice President and Controller