Form 10-K
HARSCO CORP
filed 1995-03-27
CIK 45876

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
OR
[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 1994
Commission file number   1-3970

HARSCO CORPORATION
(Exact name of registrant as specified in its charter)


Delaware
(State or other jurisdiction of
incorporation or organization)

23-1483991
(I.R.S. employer identification number)

Camp Hill, Pennsylvania
(Address of principal executive offices)

17001-8888
(Zip Code)

Registrant's telephone number, including area code   717-763-7064

Securities registered pursuant to Section 12(b) of the Act:

Title of each class
Common stock, par value $1.25 per share

Name of each exchange on which registered
New York Stock Exchange
Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
NONE
(Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sub Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.   (X)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES  (X)    NO  ( )

The aggregate market value of the Company's voting stock held by non-affiliates of the Company as of March 6, 1995 was $1,072,211,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Classes
Common stock, par value $1.25 per share
Preferred stock purchase rights

Outstanding at March 6, 1995
25,228,491
25,228,491

Documents Incorporated by Reference

Selected portions of the 1994 Annual Report to Shareholders are incorporated by Reference in Parts I, II and IV of this Report.

Selected portions of the Notice of 1995 Meeting and Proxy Statement dated March 22, 1995 are Incorporated by Reference in Part III of this Report.

The Exhibit index (Item No. 14) is located on pages 17 to 25.




HARSCO CORPORATION AND SUBSIDIARY COMPANIES
INFORMATION REQUIRED IN REPORT
PART I


Item 1.  Business:

(a)  Description of Business:

The operations of Harsco Corporation (Harsco or the Company) are broadly diversified and include products serving thousands of customers engaged in steel, industrial, commercial, construction and infrastructure applications. The Company primarily serves its customers through its own salaried sales forces and independent manufacturers' representatives, commission agents and distributors. Harsco utilizes both Company-owned and leased sales offices and warehouses. There were several changes in products and services, but not in methods of distribution during the 1994 fiscal year.

Effective January 1, 1994, the industry groups of the Company were changed from Industrial Services and Building Products; Engineered Products; and Defense to three new operating Groups: Metal Reclamation and Mill Services; Infrastructure, Construction and Transportation; and Process Industry Products. The new Operating Groups were formed by the Company due to: (1) the fact that the Company is no longer directly involved in the Defense business because of the formation of United Defense, L.P., effective January 1, 1994, to which the Company contributed its military tracked vehicle business and has an equity interest of 40% in the partnership, and the completion of the five-ton truck contract with the U.S. Government and related conversion to a school bus business in 1993; and (2) because of the 1993 acquisition of MultiServ International, N.V., which substantially increased the Company's presence in metal reclamation and mill services. This significant strategic refocusing of the Company necessitated the new Group structure. Except for Defense, because it is no longer a Group, the Company restated all the Operating Groups for the periods presented.

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

During 1994, the Company entered into four letters of intent to provide specialized services for steel producers located in North and South America, most of which are expected to start operations in 1995. Heckett MultiServ-East started full operations during the third quarter in Russia at the largest steel works in the world with the largest metal recovery plant it ever installed and achieved profitability in the fourth quarter. Three new steel-mill service contracts were signed with French steel producers, and agreements for service contracting were also entered into in South Africa, Saudi Arabia and Bahrain; these contracts are expected to be started in 1995.

In railway maintenance equipment, expenditures for research and development for new and redesigned products were four times 1993's level, and work progressed on several multi-year, multi-million dollar rail service contracts for major North American railroads. In scaffolding, shoring and concrete forming equipment, market share for infrastructure maintenance contracts for petrochemical and process industry applications expanded, and a scaffolding safety training school in New Orleans was opened to ensure worker compliance with OSHA regulations.

Several new and redesigned products were brought to market in process equipment. The Tulsa, Oklahoma, production facility for air-cooled heat exchangers was expanded to accommodate ongoing record demand from the natural gas industry worldwide. In February 1995, the Company acquired Fabsco, Inc., headquartered in Sapulpa, Oklahoma, a producer of heat exchange products which generates annual sales of about $22 million to the process industry cooler market. This transaction has provided added production capacity to meet the heavy demand for these products, as well as immediate synergies when combined with the Company's existing air-cooled heat exchanger business. The total consideration was $14.6 million in cash and assumed liabilities. During the fourth quarter of 1994, the United Kingdom-based industrial heating equipment line was divested to a management group.

Plant capacity was expanded in Lockport, New York, for production of the new innovative propane valve. International Standards Organization (ISO) certification was awarded to two valve production facilities, as well as to two pipe fittings locations and to the Alabama-based cryogenics manufacturing plant.

The headquarters for gas containment products was relocated to Camp Hill, Pennsylvania. Enhanced products included the CO2 Liquidator for beverage carbonation applications in the fast food and restaurant industries. The new line of NGVFUELTANKS, which are currently being installed for use in U.S. Postal Service vehicles, continued to gain momentum. In the first half of 1994, the Company decided to exit the pre-stressed concrete forms line of business and offered it for sale at the Plant City, Florida, location.

In November 1994, the Board of Directors authorized the Company to exit from the school bus business. A provision for the net realizable value of school bus assets was recorded in the fourth quarter. The school bus product line started up in 1993, and three models of buses were manufactured. The Company's original strategy of producing school buses and military trucks on parallel assembly lines was frustrated by failure to obtain orders for several thousand M939A2 five-ton trucks from certain Middle Eastern countries due to international defense budget constraints. As a result, the Division would not meet Harsco's strategic requirements of producing consistent, superior financial results, and the Company is implementing its plan to close or sell the business early in 1995.

Effective January 1, 1994, Harsco and FMC Corporation formed a joint venture, United Defense, L.P., by combining the BMY-Combat Systems Division with FMC's Defense Systems Group. Harsco obtained a 40% ownership in United Defense, L.P., which achieved $1 billion in revenues in 1994. Harsco's share of pre-tax income was $61.9 million.

In July 1994, United Defense earned sole source approval to lead an industry team into the $1 billion, five-year demonstration/validation phase of the Crusader Advance Field Artillery System (AFAS) development program. United Defense sustained its leadership in other artillery products as well with the delivery of the first M109A6 Paladin howitzer, produced by United Defense's Paladin Production Division (PPD). Over the next four years, United Defense will produce some 650 additional Paladin units for the U.S. Army under a $329 million, full-scale production contract.

Production of the new M88 Improved Recovery Vehicle (IRV) was launched with the receipt of orders from both the U.S. Army and the Kingdom of Kuwait, comprising 42 vehicles and totaling more than $90 million. A $280 million contract for engineering and manufacturing development of a new A3 configuration Bradley Infantry Fighting Vehicle underscores that vehicle's continued viability for many years. United Defense is also under contract to upgrade some 250 earlier A0 models to the current A2 production configuration.

(b)  Financial Information about Industry Groups:

Financial information concerning Industry Groups is included in Note 16 to the consolidated financial statements of the 1994 Annual Report to Shareholders under Exhibit 13.

(c)  Narrative Description of Business:

  (1) A narrative description of the businesses by Operating Group is as follows:

Metal Reclamation and Mill Services

Under metal reclamation the Company provides specialized services to steel producers and other nonferrous metallurgical industries worldwide which includes metal reclamation, scrap handling, cleaning of slag pits, handling of raw material and molten slag, filling and grading of specified areas and the renting of various types of plant equipment. Highly specialized recovery and cleaning equipment, installed and operated on the property of steel producers, together with standard materials handling equipment, including drag lines, cranes, bulldozers, tractors, hauling equipment, lifting magnets and buckets, are employed to reclaim metal. The customer uses this metal in lieu of steel scrap and makes periodic payments to the Company based upon the amounts of metal reclaimed. The nonmetallic residual slag is graded into various sizes at on-site Company-owned processing facilities and sold commercially. Graded slag is used as an aggregate material in asphalt paving applications, railroad ballast and building blocks. The Company also provides in-plant transportation and other specialized services including slab management systems, scrap management, iron making services, general plant services, recycling technology, and non-ferrous metallurgical industry services.

This industry group includes the Eastern and Western Regions of the Heckett MultiServ Division which operates in 29 countries.

In October, the Western Region signed a letter of intent with Ipsco Steel Inc., to perform specialized services at a new greenfield steel production facility located in Camanche, Iowa. The Western Region will provide slag handling, metal reclamation and other services, in addition to installing a complete scrap management system at this new mill. This ten-year agreement, which has probable annual revenues exceeding $8.0 million, should be operational during the first quarter of 1996.

Heckett MultiServ-West is scheduled to begin operations at the Hylsa, Flat Products Division located in Monterrey, Mexico, during the first quarter of 1995. This 15-year agreement calls for scrap handling and metal reclamation services and has estimated annual revenues of $6.0 million. Due to changed operating conditions which were inconsistent with contract terms, the Western Region ceased operations at another steel site in Mexico during December 1994.

In Venezuela, the Company recently entered into a letter of intent for scrap processing services at a mini mill. This three-year agreement has an anticipated start up in late 1995.

All other contracts up for renewal in 1994 were successfully renegotiated, and the Western Region is currently renegotiating several contracts that expire in 1995. Heckett MultiServ has a contract renewal rate in excess of 90%.

In other new contracts, the Eastern Region received a seven-year contract for slag hauling and metal recovery services at a stainless steel production facility in France. The Company also entered into an eight-year agreement with another French steel producer to install the world's most advanced scarfing machine for high-temperature scarfing services. This operation is scheduled to be underway late in 1995 and has estimated annual revenues exceeding $2.0 million. The Eastern Region also was awarded a two-year contract for scrap baling services at another steel site in France.

In South Africa, the Eastern Region entered into a ten-year contract at a new steel mill to provide internal scrap collection, scrap cutting, melt shop and pot carrier services and refractory crushing services, which should start up during the first half of 1995. Heckett MultiServ-East also received a letter of intent to perform dross processing services for a producer of aluminum, located in Bahrain.

The Company ceased operations at two European steel sites in 1994, but these closures are not expected to have a material adverse effect on future performance.

For 1994, the percentage of consolidated net sales for metal reclamation and mill services was 38%.

Infrastructure, Construction and Transportation

Major product classes in this Group are wheeled vehicles (military trucks and school buses), railway maintenance equipment, industrial grating products, and scaffolding, shoring and concrete forming equipment. This Group also provides roofing granules and slag abrasives and miscellaneous products.

In 1994, the Company produced a limited quantity of five-ton trucks due to a lack of additional orders from the U.S. Government and international customers. The school bus business, started in 1993, had increased orders, but sustained continuing operating losses and in November 1994, the Board of Directors authorized the Company to exit the school bus business. The Company recognized an asset impairment charge of $8.0 million for the write down of the bus business assets in the fourth quarter.

The Company's product class of railway maintenance equipment includes track machinery, which services private and government-owned railroads and urban transit systems. This machinery is classified in the categories of sleeper renewal, spike driving, Hy-Rail, rail grinding, tamping, ballast maintenance, track renewal, track geometry, utility vehicle and rail and overload line equipment. Increased capital investment in contract service equipment was ongoing to accommodate the higher demand for service work from North American railroads. The Company is working on several multi-year, multi-million dollar service contracts, as outsourcing among major railroads continues.

Fairmont Tamper completed work on a Pony Track Renewal System for Japan Railways East, under a contract valued at over $5 million, which was delivered in January 1994, and will be used to upgrade railroad track in that country over a course of 125 kilometers. At year-end, the backlog was ahead of that at December 31, 1993.

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

Several significant orders for bridge repair work were received, primarily in states on the East and West Coasts, and work on a historic bridge in Pittsburgh, Pennsylvania was completed. Also, orders were received from the U.S. Navy for ship maintenance and for a communication tower and future opportunities are anticipated in the maritime market. The Company introduced a new welded fencing product and pursued several research and development projects during 1994.

The Group's scaffolding, shoring and concrete forming operations include steel and aluminum support systems that are leased or sold to customers through a North American network of some 40 branch offices. Several large projects of interest in 1994, include the new convention center in Charlotte, North Carolina, restoration and repair of Seattle's Kingdome Arena, repair of the four pinnacles at The National Cathedral in Washington D.C., and housing for the 1996 Olympic Games in Atlanta. The Company also worked on the conversion project of the ENSEARCH off-shore, semi-submersible oil rig and obtained a multi-year contract to provide boiler maintenance work for the Eastern Division of the Tennessee Valley Authority.

Slag abrasives and roofing granules are products from utility coal slag and are processed at 15 locations in 12 states. Slag abrasives are used for industrial surface preparation and cleaning of bridges, ship hulls and various structures. Roofing granules are sold to roofing shingle manufacturers. Slag abrasives was used for the refurbishment of the grandstands at the Indianapolis Speedway, for the rehabilitation of aging steel structures that elevate rail lines of the Chicago Transit System, and for the repair of several major bridges in New York City. The Black Beauty product line was marketed as a decorative aggregate to the pre-stressed concrete industry.

For 1994, percentages of consolidated net sales of certain product classes were as follows: scaffolding, shoring and concrete forming equipment, 8%; railway maintenance equipment, 8%; grating, 7%, wheeled vehicles, 3%; roofing granules, slag abrasives and miscellaneous, 3%.

Process Industry Products

Major product classes in this Group are gas control and containment, pipe fittings, process equipment. Other classes include composite products, metal fabrication and wear products.

Gas containment products include propane tanks, cryogenic equipment, high pressure cylinders, and composite products, while gas control products include valves and regulators serving a variety of markets. At the California-based facility where the Company is the world's leading producer of composite cylinders, the new line of NGVFUELTANKS continued to gain market acceptance with an additional order for over 1,200 cylinders for vehicle conversion.

The enhanced CO2 Liquidator, which stores carbon dioxide in liquid form and dispenses it as gas to provide carbonation for soft drinks, gained momentum in the fast-food restaurant industry. At the production facility in Husum, Germany, the line of POLARSTREAM, an alternative, ozone-free refrigeration system used for temperature-controlled transport of perishable food for chemicals, was brought to market.

Under the valves and regulators product line, an innovative propane cylinder valve for 20-pound cylinders on gas grills and a unique disposable valve for refrigerant reclamation and recycling continue to gain in the market place. The propane valve is the Barbecue Grill Standard in Canada because of its improved safety and convenience.

A new scuba regulator, the Minimus(Registered Trademark), which is 35% smaller than standard octopus units for handling ease and protection of sea life, was brought to market. In research and development, the Company worked on new refrigerant valves, a propane regulator and evolutionary modifications to the new line of innovative propane valves and also strengthened its market presence in medical valves.

Harsco's diverse product class of process equipment includes these product lines: heat transfer equipment, mass transfer equipment, air-cooled heat exchangers, process equipment, protective linings and wear products, including bar, plate and fabrication, and manganese products.

Demand for the Thermific boiler was again at a record level, paced by commercial, institutional building and retrofit market. The new line of BLEND MASTER lab blender, brought to market early in the year, witnessed strong demand. The redesigned P-K COMPACT water heater was introduced, as was Pre-Krete 20, a tank lining for potable water with a 20-year guarantee against internal corrosion. Several adaptations of the Thermific boiler were underway during the year in various research and development programs.

The Company is a major supplier of pipe fittings for the plumbing, industrial, hardware and energy industries and produces a variety of product lines, including forged and stainless steel fittings, conduit fittings, nipples and couplings. In its first full year, the line of swaged nipples and bull plugs, manufactured in Houston for the oil and gas industries, turned in a strong performance. Capitol Manufacturing received ISO 9002 approval for its Connecticut facility and ISO 9003 certification for the Canadian location during the year. Partnering agreements with several major distributors to be the sole-source supplier were entered into in 1994.

For 1994, percentages of consolidated net sales of certain product classes were as follows: gas control and containment, 15%; pipe fittings, 7%; process equipment, 7%; and three others, including structural composites, specialty metal fabrications and wear products, 4%.

  (1) (i) The products and services of Harsco can be divided into a number of classes. The product classes that contributed 10% or more as a percentage of consolidated net sales in either of the last three fiscal years are as set forth in the following table.

                                          1994        1993         1992
                                          ____        ____         ____
    Wheeled Vehicles                         3%          8%          24%
    Tracked Vehicles                         -          24           24
    Gas Control and Containment             15          13           11
    Metal Reclamation and Mill Services     38          19           10

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

  (1) (v) Harsco furnishes building products and materials and a wide variety of specialized equipment for commercial, industrial, public works and residential construction which are seasonal in nature. In 1994, construction related operations accounted for 11% of total sales.

  (1) (vi) The practices of the Company relating to working capital items are not unusual compared with those practices of other manufacturers servicing mainly industrial and commercial markets.

  (1) (vii) No material part of the business of the Company is dependent upon a single customer or a few customers, the loss of any one of which would have a material adverse effect upon the Company.

      Sales to U.S. Government agencies in 1994 amounted to less than 1% of total sales. Sales to U.S. Government agencies in 1993 and 1992 amounted to 21%, and 35% of the total sales, respectively. The decrease is due to the formation of United Defense L.P., effective January 1, 1994, to which the Company contributed its military tracked vehicle business and the completion of the five-ton truck contract with the U.S. Government.

  (1) (viii) Backlog of orders stood at $163,761,000 and $146,751,000 as of December 31, 1994 and 1993, respectively. It is expected that approximately 10% of the total backlog at December 31, 1994, will not be filled within 1995. Excluded from the 1993 backlog is $397,939,000 contributed to United Defense, L.P. There is no significant seasonal aspect to the Company's backlog.

  (1) (ix) Under the terms and regulations applicable to government contracts, the Government has the right to terminate its contracts with United Defense L.P. (40% owned by Harsco) in accordance with procedures specified in the regulations and, under certain circumstances, has the right to renegotiate profits. In 1994 Harsco's share of the partnership accounted for 42% of the Company's total pre-tax income.

  (1) (x) The various fields in which Harsco operates are highly competitive and the Company encounters active competition in all of its activities from both larger and smaller companies who produce the same or similar products or services or who produce different products appropriate for the same uses.

  (1) (xi) The expense for internal product improvement and product development activities was $5,463,000, $5,156,000 and $4,590,000 in 1994, 1993
and 1992, respectively. Customer-sponsored research and development expenditures were $703,000, $23,008,000 and $17,889,000, in 1994, 1993 and
1992, respectively. The decrease in customer-sponsored research and development expenditures is due to the formation of United Defense L.P., effective January 1, 1994, to which the Company contributed its military tracked vehicle business, and the competition of the five-ton truck contract with the U.S. Government.

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

  (1) (xiii) As of December 31, 1994, the Company had approximately 13,000 employees.

(d)  Financial Information about Foreign and Domestic Operations and Export
Sales:

Financial information concerning foreign and domestic operations and export sales is included in Note 16 to consolidated financial statements in selected portions of the 1994 Annual Report to Shareholders under Exhibit 13.


Item 2.  Properties:

Information as to the principal plants owned and operated by Harsco is summarized in the following table:



                                           Floor Space
Location                                    (Sq. Ft.)                Principal Products
________                                   ___________               __________________

Infrastructure, Construction
and Transportation:

Fairmont, Minnesota                        312,000                   Railroad Equipment
West Columbia, South Carolina              224,000                   Railroad Equipment
Nottingham, England                         33,000                   Railroad Equipment

Long Island City, New York                  48,000                   Grating
Nashville, Tennessee                       212,000                   Grating
Nashville, Tennessee                        83,000                   Grating
Charlotte, North Carolina                   23,000                   Grating
Madera, California                          42,000                   Grating
Leeds, Alabama                              45,000                   Grating
Carlisle, Ohio                              26,000                   Grating
Cheswick, Pennsylvania                      54,000                   Grating
Channelview, Texas                          82,000                   Grating

Queretaro, Qro, Mexico                      63,000                   Grating

Marion, Ohio                               135,000                   Construction Equipment

Moundsville, West Virginia                  12,000                   Roofing Granules/Abrasives
Drakesboro, Kentucky                        19,000                   Roofing Granules
Gary, Indiana                               15,000                   Roofing Granules/Abrasives

Marysville, Ohio                           306,000                   Military Vehicles & School Buses

Process Industry Products:

West Jefferson, Ohio                       144,000                   Pipe Fittings
Crowley, Louisiana                         172,000                   Pipe Fittings
Houston, Texas                              26,000                   Pipe Fittings
Chicago, Illinois                           35,000                   Pipe Fittings
Hamden, Connecticut                         47,000                   Pipe Fittings
Fitchburg, Massachusetts                    30,000                   Pipe Fittings

Clinton, Ontario, Canada                    55,000                   Pipe Fittings

East Stroudsburg, Pennsylvania             172,000                   Process Equipment
Tulsa, Oklahoma                            131,000                   Heat Exchangers
Tulsa, Oklahoma                             41,000                   Fractionation Trays
Tulsa, Oklahoma                             13,000                   Fractionation Trays
Birmingham, Alabama                        133,000                   Wear Products
Bilston, England                            37,000                   Fractionation Trays

Lockport, New York                         104,000                   Valve Manufacturing

Plant City, Florida                        182,000                   Metal Fabrication
Jessup, Georgia                             43,000                   Propane Tanks
Bloomfield, Iowa                            40,000                   Propane Tanks
West Jordan, Utah                           26,000                   Propane Tanks
Pomona, California                          75,000                   Composite Pressure Vessels
Harrisburg, Pennsylvania                   317,000                   Cylinders
Theodore, Alabama                          275,000                   Cryogenic Storage Vessels

Husum, Germany                              60,000                   Cryogenic Storage Vessels
Shah Alam, Malaysia                         20,000                   Cryogenic Storage Vessels




Harsco also operates the following plants which are leased:



                                                                                                         Expiration
                                           Floor Space                Principal                            Date of
Location                                   (Sq. Ft.)                  Products                              Lease
________                                   ___________                _________                           __________

Infrastructure, Construction,
and Transportation:

Tulsa, Oklahoma                              10,000                   Grating                             02/28/96

Brendale, Australia                         110,000                   Railroad Equipment                  10/18/97

Process Industry Products:

Baltimore, Maryland                          15,000                   Pipe Fittings                       12/31/95
Lansing, Ohio                                67,000                   Pipe Fittings                       01/31/97
Decatur, Georgia                             19,000                   Pipe Fittings                       06/30/95

Tulsa, Oklahoma                              30,000                   Heat Exchangers                     02/28/96

Cleveland, Ohio                              50,000                   Brass Castings                      09/30/95



Harsco operates from a number of other plants, branches, warehouses and offices in addition to the above. In particular, the Company has over 130 locations related to metal reclamation in twenty-nine countries, however since these facilities are on the property of the steel mill being serviced they are not listed. The Company considers all of its properties to be in satisfactory condition.


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




PART II


Item 5.  Market for Registrant's Common Stock
         and Related Stockholder Matters:

Harsco common stock is traded on the New York, Pacific, Boston, and Philadelphia Stock Exchanges under the symbol HSC. At the end of 1994, there were 25,182,250 shares outstanding. In 1994, the stock traded in a range of 46 3/8-38 3/8 and closed at a year-end high of 40 7/8. For additional information regarding Harsco common stock market price, dividends declared, and numbers of shareholders see Part II, Item 6.

Item 6.  Selected Financial Data:

Five-year selected financial data is included under Exhibit 13.

Item 7.  Management's Discussion of Financial
         Condition and Results of Operations:

Management's Discussion of Financial Condition and Results of Operations is included in selected portions of the 1994 Annual Report to Shareholders under
Exhibit 13.

Item 8.  Financial Statements and Supplementary Data:

The financial statements and supplementary data is included in selected portions of the 1994 Annual Report to Shareholders under Exhibit 13.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

None.




PART III

Item 10.  Directors and Executive Officers of the Registrant:

(a)  Identification of Directors:

Information regarding the identification of directors and positions held is incorporated by reference to the Proxy Statement dated March 22, 1995.

(b)  Identification of Executive Officers:

Set forth below, as of March 22, 1995, are the executive officers (this excludes certain corporate officers who are not deemed "executive officers" within the meaning of applicable Securities and Exchange Commission regulations) of the Company and certain information with respect to each of them. The executive officers were elected to their respective offices on April 26, 1994, or at various times during the year as noted. All terms expire on April 30, 1995. There are no family relationships between any of the officers.



Name                          Age            Principal Occupation or Employment
____                          ___            __________________________________

Corporate Officers:

D. C. Hathaway                50             Chairman, President and Chief Executive Officer effective April 1, 1995, was President and Chief Executive Officer from January 1, 1994 to April 1, 1994.  Director since
                                             1991.  From May 1, 1991 to December 31, 1993, served as President and Chief Operating
                                             Officer.  From 1986 to 1991 served as Senior Vice President-Operations of the
                                             Corporation.  Served as Group Vice President from 1984 to 1986 and as President of the
                                             Dartmouth Division of the Corporation from 1979 until October 1984.

W. D. Etzweiler               59             Senior Vice President and Chief Operating Officer of the Corporation effective January
                                             25, 1994.  From 1992 to January 24, 1994, served as Senior Vice President - Operations of the Corporation.  Served as President of the Corporation's Patterson-Kelley Division
                                             from 1982 to 1991, Vice President Sales and Marketing of the Patterson-Kelley Division
                                             from 1979 to 1982, Vice President of Marketing for the Patterson-Kelley Division from
                                             1971 to 1979, and various manager positions with the Patterson-Kelley Division from
                                             1966 to 1971.

B. W. Taussig                 55             Senior Vice President and Chief Operating Officer of the Corporation effective January
                                             25, 1994.  From 1992 to January 24, 1994, served as Senior Vice President - Operations of the Corporation.  Served as President of the BMY Defense Group from July 1, 1991 to year-end, as President of the BMY Combat Systems Division from 1989 to 1991, and as
                                             Vice President Business Development of the BMY Combat Systems Division from July 1989 to November 1989.  From 1984 to 1989, was Vice President and General Manager of the
                                             Naval Systems Division of FMC Corporation, where he was responsible for a unit manufacturing defense products with 3,100 employees and sales of approximately $350 million per year.

L. A. Campanaro               46             Senior Vice President and Chief Financial Officer of the Corporation effective December
                                             1, 1992 and served as Vice President and Controller from April 1, 1992 to November 30,
                                             1992.  Served as Vice President of the BMY-Wheeled Vehicles Division from February 1,
                                             1992 to March 31, 1992, and previously served as Vice President and Controller of the
                                             BMY-Wheeled Vehicles Division from 1988 to 1992, Vice President Cryogenics of the Plant
                                             City Steel Division from 1987 to 1988, Senior Vice President Taylor-Wharton Division
                                             from 1985 to 1987, Vice President and Controller of Taylor-Wharton from 1982 to 1985, and Director of Auditing of the Corporation from 1980 to 1982.

P. C. Coppock                 44             Senior Vice President, Chief Administrative Officer, General Counsel and Secretary of
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

S. D. Fazzolari               42             Vice President and Controller of the Corporation effective January 25, 1994.  Served as
                                             Controller of the Corporation from January 26, 1993 to January 24, 1994.  Previously served as Director of Auditing from 1985 to January 25, 1993, and served in various auditing positions from 1980 to 1985.



Item 11.  Executive Compensation:

Information regarding compensation of executive officers and directors is incorporated by reference to the Sections entitled "Executive Compensation and Other Information", and "Directors' Compensation" of the Proxy Statement dated March 22, 1995.

Item 12.  Security Ownership of Certain
          Beneficial Owners and Management:

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the section entitled "Share Ownership of Management" of the Proxy Statement dated March 22, 1995.

Item 13.  Certain Relationships and Related Transactions:

Information regarding certain relationships and related transactions is incorporated by reference to the section entitled "Employment Agreements with Officers of the Company" of the Proxy Statement dated March 22, 1995.




PART IV

Item 14.  Exhibits, Financial Statement
          Schedules, and Reports on Form 8-K:

The following portions of the Company's 1994 Annual Report to Shareholders are incorporated herein by reference under Exhibit 13: The consolidated financial statements and notes thereto, the related report of Coopers & Lybrand L.L.P., independent accountants, Management's Discussion of Financial Condition and Results of Operations, Selected Financial Data for the years 1990 through 1994, Market for Registrant's Common Stock and Related Security Holder Matters, and the supplemental financial data, Two-Year Summary of Quarterly Results.


                                                                                                                  Exhibit Number
                                                                                                                  ______________
(a)   1.    Consolidated Financial Statements of Harsco Corporation:

            Consolidated Balance Sheets December 31, 1994 and 1993                                                    13(a)

            Consolidated Statements of Income for the years 1994, 1993 and 1992                                       13(a)

            Consolidated Statements of Cash Flows for the years 1994, 1993 and 1992                                   13(a)

            Consolidated Statements of Changes in Shareholders' Equity for the years 1994, 1993 and 1992              13(a)

            Notes to Consolidated Financial Statements                                                                13(a)

            Report of Independent Accountants                                                                         13(a)

            Management's Discussion of Financial Condition and Results of Operations                                  13(a)

            Selected Financial Data for the Years 1990 through 1994                                                   13(a)

            Two-Year Summary of Quarterly Results                                                                     13(a)


(a)   2.    Consolidated Financial Statement Schedules:

            Report of Independent Accountants on Consolidated Financial Statement Schedule

            II.  Valuation and Qualifying Accounts and Reserves for the years 1994, 1993 and 1992

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

            Financial statements of certain 50% or less owned unconsolidated companies are not submitted inasmuch as (1) the registrant's investment in and advances to such companies do not exceed 20% of the total consolidated assets, (2) the registrant's proportionate share of the total assets of such companies does not exceed 20% of the total consolidated assets, (3) the registrant's equity in the income before income taxes of such companies does not exceed 20% of the total consolidated income before income taxes.





The financial statements of a 50% or less owned unconsolidated company are submitted inasmuch as the registrant's equity in the income before income taxes of such company does exceed 20% of the total consolidated income before income taxes:



                                                                                                                  Exhibit Number
                                                                                                                  ______________
(b)   1.  Financial Statements of United Defense, L.P.:

          Report of Independent  Accountants                                                                           13(b)

          Balance Sheet at December 31, 1994                                                                           13(b)

          Statement of Income for the year ended December 31, 1994                                                     13(b)

          Statement of Partners' Capital for the year ended December 31, 1994                                          13(b)

          Statement of Cash Flows for the year ended December 31, 1994                                                 13(b)

          Notes to Financial Statements                                                                                13(b)


(a)  3.  Listing of Exhibits Filed with Form 10-K:

Exhibit
Number         Data Required                                                       Location in 10-K
_______        _____________                                                       ________________
2(a)           Joint Venture with FMC                                              Incorporated by reference to
               Corporation Combining Harsco's                                      Form 8-K dated February 14, 1994
               BMY-Combat Systems Division
               with FMC Defense Systems Group
               -  Participation Agreement Dated as of January 1, 1994
               -  Partnership Agreement Dated as of January 1, 1994
               -  Registration Rights Agreement Dated as of January 1, 1994

3(a)           Articles of Incorporation as                                        Exhibit volume, 1990 10-K
                 amended April 24, 1990

               Certificate of Designation filed                                    Exhibit volume, 1987 10-K
                 September 29, 1987

3(b)           By-laws as amended April 25, 1990                                   Exhibit volume, 1990 10-K

4(a)           Harsco Corporation Rights                                           Incorporated by reference to Form
                 Agreement dated as of September                                     8-A, Exhibit 1, dated October 2, 1987
                 29, 1987 with Chase Manhattan
                 Bank, N.A.

4(b)           Registration of Preferred Stock                                     Incorporated by reference to Form
                 Purchase Rights                                                     8-A dated October 2, 1987

4(c)           Current Report on dividend                                          Incorporated by reference to Form
                 distribution of Preferred                                           8-K dated October 13, 1987
                 Stock Purchase Rights

4(d)           Debt Securities Registered under                                    Incorporated by reference to Form S-3,
                 Rule 415 (8 3/4% Notes)                                             File No. 33-21526 dated May 23, 1988

4(e)           8 3/4% 1991 Notes due May 15,                                       Incorporated by reference to the
                 1996 described in Prospectus                                        Prospectus Supplement dated
                 Supplement dated May 7, 1991                                        May 7, 1991 to Form S-3,
                 to Form S-3 Registration under                                      Registration No. 33-21526 dated
                 Rule 415 dated May 23, 1988                                         May 23, 1988

4(f)           Debt Securities Registered                                          Incorporated by reference to Form
                 under Rule 415  (6% Notes)                                          S-3, Registration No. 33-42389
                                                                                     dated August 23, 1991

4(g)           6% 1993 Notes due September 15,                                     Incorporated by reference to the
                 2003 described in Prospectus                                        Prospectus Supplement dated
                 Supplement dated September 8,                                       September 8, 1993 to Form S-3,
                 1993 to Form S-3 Registration under                                 Registration No. 33-42389 dated
                 Rule 415 dated August 23, 1991                                      August 23, 1991

4(h)           Debt and Equity Securities Registered                               Incorporated by reference to Form S-3,
                                                                                     Registration No. 33-56885 dated
                                                                                     December 15, 1994, effective date
                                                                                     January 12, 1995

  Material Contracts - Credit facility

10(a)          $150 Million Amended and Restated                                   Exhibit volume, 1994 10-K
                 Credit Agreement (364-Day Competitive
                 Advance and Revolving Credit Facility)
                 Dated as of August 31, 1993, as Amended
                 and Restated as of June 21, 1994, Among
                 Harsco Corporation, the Lenders Named
                 Herein and Chemical Bank, as Administrative Agent.

10(b)          $150 Million Amended and Restated                                   Exhibit volume, 1994 10-K
                 Credit Agreement (5-Year Competitive
                 Advance and Revolving Credit Facility)
                 Dated as of August 31, 1993, as Amended
                 and Restated as of June 21, 1994, Among
                 Harsco Corporation, the Lenders Named
                 Herein and Chemical Bank, as Administrative Agent.

10(c)          Commercial Paper Dealer Agreement                                   Exhibit volume, 1994 10-K
                 Dated October 11, 1994, Between J.P.
                 Morgan Securities, Inc. and Harsco
                 Corporation

10(d)          Commercial Paper Dealer Agreement                                   Exhibit volume, 1994 10-K
                 Dated October 11, 1994, Between
                 Lehman Brothers, Inc. and Harsco
                 Corporation

10(e)          Issuing and Paying Agency Agreement,                                Exhibit volume, 1994 10-K
                 Dated October 12, 1994, Between
                 Morgan Guaranty Trust Company
                 of New York and Harsco Corporation

  Material Contracts - Underwriting

10(f)          Underwriting Agreement for                                          Exhibit volume, 1987 10-K
                 Debt Securities dated
                 October 22, 1987

  Material Contracts - Management Contracts and Compensatory Plans

10(g)          Harsco Corporation Incentive Plan                                   Exhibit volume, 1992 10-K
                 as amended March 18, 1992

10(h)          Harsco Corporation Supplemental                                     Exhibit volume, 1991 10-K
                 Retirement Benefit Program as amended

10(i)          Trust Agreement between Harsco                                      Exhibit volume, 1987 10-K
                 Corporation and Dauphin Deposit
                 Bank and Trust Company dated
                 July 1, 1987 relating to the
                 Supplemental Retirement Benefit Plan

10(j)          Harsco Corporation Supplemental                                     Exhibit volume, 1991 10-K
                 Executive Retirement Plan as amended

10(k)          Trust Agreement between Harsco                                      Exhibit volume, 1988 10-K
                 Corporation and Dauphin
                 Deposit Bank and Trust Company
                 dated November 22, 1988 relating
                 to the Supplemental Executive
                 Retirement Plan

10(l)          1986 Stock Option Plan as amended                                   Exhibit volume, 1990 10-K

               Employment Agreements -

10(m)          D. C. Hathaway                                                      Exhibit volume, 1989 10-K
  "                                                                                Uniform agreement, the same as
                                                                                   shown for J. J. Burdge
  "            L. A. Campanaro                                                           "               "
  "            P. C. Coppock                                                             "               "
  "            W. D. Etzweiler                                                           "               "
  "            B. W. Taussig                                                             "               "

               Retirement Agreements -

10(n)          Special Supplemental Retirement
                 Benefit Agreement and
                 Amendment for J. J. Burdge                                        Exhibit volume, 1988 10-K

10(o)          Special Supplemental Retirement
                 Benefit  Agreement for
                 D. C. Hathaway                                                    Exhibit Volume, 1988 10-K

  "            Retirement and Consulting                                           Exhibit Volume, 1993 10-K
  "            Agreement for M. W. Gambill

  "            Special Supplemental Retirement                                     Exhibit volume, 1993 10-K
  "            Benefit Agreement for B. W. Taussig

               Director Indemnity Agreements -

10(p)          J. J. Burdge                                                        Exhibit volume, 1989 10-K
                                                                                   Uniform agreement, same as
                                                                                   shown for J. J. Burdge
  "            F. E. Masland, III                                                       "              "
  "            R. F. Nation                                                             "              "
  "            D. C. Smith, Jr.                                                         "              "
  "            A. J. Sordoni, III                                                       "              "
  "            R. C. Wilburn                                                            "              "
  "            R. L. Kirk                                                               "              "
  "            N. H. Prater                                                             "              "
  "            D. C. Hathaway                                                           "              "
  "            J. I. Scheiner                                                           "              "
  "            R. C. Smith                                                              "              "
  "            J. E. Marley                                                             "              "

10(q)          Harsco Corporation                                                  Exhibit volume, 1990 10-K
               Directors Retirement Plan

10(r)          Harsco Corporation Deferred                                         Exhibit volume, 1994 10-K
               Compensation Plan for
               Non-Employee Directors

11             Computation of Fully Diluted                                        Exhibit volume, 1994 10-K
               Net Income per Common Share

12             Computation of ratios of                                            Exhibit volume, 1994 10-K
               earnings to fixed charges

13(a)          Annual report to shareholders                                       Exhibit volume, 1994 10-K

13(b)          Financial Statements of                                             Exhibit volume, 1994 10-K
               United Defense, L.P.

21             Subsidiaries of the registrant                                      Exhibit volume, 1994 10-K

23             Consent of Independent Accountants                                  Exhibit volume, 1994 10-K

27             Financial Data Schedule                                             Exhibit volume, 1994 10-K

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

               - Undertakings of Harsco                                            Incorporated by reference to
                 relating to registration                                            Form S-3, Registration No.
                 statement on Form S-3                                               33-56885, dated December
                 (Reg. No. 33-56885)                                                 15, 1994, effective January
                                                                                     12, 1995.



Exhibits other than those listed above are omitted for the reason that they are either not applicable or not material.

The foregoing Exhibits are available from the Secretary of the Company upon receipt of a fee of $10 to cover the Company's reasonable cost of providing copies of such Exhibits.

(b) The Company filed a Report on Form 8-K dated January 11, 1995, reporting that on December 30, 1994, the Company and the United States Government agreed to a settlement of the Company's claim that the Government had overcharged on certain government furnished equipment.

Also, the Company filed a Report on Form 8-K dated January 16, 1995, to announce the Company's plan to close its school bus manufacturing division in Marysville, Ohio.



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARSCO CORPORATION

Date  March 16, 1995

By    /S/ Leonard A. Campanaro
      Leonard A. Campanaro
      Senior Vice President and
      Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                            CAPACITY                                  DATE

/S/  Derek C. Hathaway               Chairman, President & Chief               March 17, 1995
     (Derek C. Hathaway)             Executive Officer

/S/  Leonard A. Campanaro            Senior Vice President and                 March 24, 1995
     (Leonard A. Campanaro)          Chief Financial Officer
                                     (Principal Financial Officer)

/S/  Salvatore D. Fazzolari          Vice President and Controller             March 24, 1995
     (Salvatore D. Fazzolari)        (Principal Accounting Officer)

/S/  Jeffrey J. Burdge               Director                                  March 17, 1995
    (Jeffrey J. Burdge)

/S/  Robert L. Kirk                  Director                                  March 17, 1995
     (Robert L. Kirk)

/S/  James E. Marley                 Director                                  March 17, 1995
     (James E. Marley)

/S/  Frank E. Masland III            Director                                  March 17, 1995
     (Frank E. Masland III)

/S/  Robert F. Nation                Director                                  March 17, 1995
    (Robert F. Nation)

/S/  Nilon H. Prater                 Director                                  March 17, 1995
     (Nilon H. Prater)

/S/  James I. Scheiner               Director                                  March 17, 1995
    (James I. Scheiner)

/S/  DeWitt C. Smith, Jr.            Director                                  March 17, 1995
     (DeWitt C. Smith, Jr.)

/S/  Roy C. Smith                    Director                                  March 17, 1995
     (Roy C. Smith)

/S/  Andrew J. Sordoni III           Director                                  March 17, 1995
    (Andrew J. Sordoni III)

/S/  Dr. Robert C. Wilburn           Director                                  March 17, 1995
     (Dr. Robert C. Wilburn)


REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of
Harsco Corporation

Our report on the consolidated financial statements of Harsco Corporation and Subsidiary Companies (the "Company"), which includes (A) an emphasis of a matter paragraph regarding the Company's involvement in disputes relating to the "after-imposed" Federal Excise Tax and related claims and (B) explanatory paragraphs regarding (i) the Company's involvement in various disputes regarding Federal Excise Tax and other contract matters primarily relating to the five-ton truck contract and claims relating to certain contracts and (ii) changes in the Company's method of accounting for income taxes and postretirement benefits other than pensions, has been incorporated by reference in this Form 10-K from page 58 of the 1994 Annual Report to Shareholders of Harsco Corporation. In connection with our audits of such consolidated financial statements, we have also audited the related consolidated financial statement schedule listed in the index (Item 14(a) 2.) on page 18 of this Form 10-K.

In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


COOPERS & LYBRAND L.L.P.


Philadelphia, Pennsylvania
February 7, 1995, except as
to the first paragraph of Note
10, for which the date is
February 23, 1995


SCHEDULE II.  VALUATION AND QUALIFYING ACCOUNTS
(dollars in thousands)

COLUMN A                              COLUMN B          COLUMN C            COLUMN D                                   COLUMN E
________                              ________          ________            ________                                   ________
                                                       Additions                      Deductions
                                                       _________           ________________________________
                                                                             Due to
                                    Balance at         Charged to           Currency                                 Balance at
                                     Beginning          Cost and           Translation                                 End of
Description                          of Period          Expenses           Adjustments           Other <F1>            Period
___________                         __________         __________          ___________           __________          __________
For the year 1994:
  Deducted from Receivables:
    Uncollectible accounts          $ 13,479            $  3,436            $    (93)            $ (9,537)            $  7,285
                                    ________            ________            ________             ________             ________
                                    ________            ________            ________             ________             ________

  Deducted from Inventories:
    Inventory valuations            $  9,213            $ 11,228           $      54            $  (4,389)            $ 16,106
                                    ________            ________            ________             ________             ________
                                    ________            ________            ________             ________             ________

For the year 1993:
  Deducted from Receivables:
    Uncollectible accounts          $ 10,244            $  2,761           $       7            $     467             $ 13,479
                                    ________            ________            ________             ________             ________
                                    ________            ________            ________             ________             ________

  Deducted from Inventories:
    Inventory valuations            $  8,708            $  6,682           $     (61)           $  (6,116)            $  9,213
                                    ________            ________            ________             ________             ________
                                    ________            ________            ________             ________             ________

For the year 1992:
  Deducted from Receivables:
    Uncollectible accounts         $ 13,489            $  2,914           $    (171)           $  (5,988)            $ 10,244
                                   ________            ________            ________             ________             ________
                                   ________            ________            ________             ________             ________

  Deducted from Inventories:
    Inventory valuations           $ 12,844            $ (2,217)          $    (146)           $  (1,773)            $  8,708
                                   ________            ________            ________             ________             ________
                                   ________            ________            ________             ________             ________


<F1>  Amounts charged to valuation account during the year.  During 1994, $2,372,000 in inventory reserves were transferred to
United Defense, L. P. in connection with the formation of the partnership.
