Form 10-Q
period 1995-03-31
HARSCO CORP
filed 1995-05-05
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1995

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
YES ( X )     NO  (   )


Title of Each Class                  Outstanding Shares at March 31, 1995
___________________                  ____________________________________
Common Stock Par Value $1.25                       25,239,521
Preferred Stock Purchase Rights                    25,239,521



HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)



                                                                    Three Months Ended
                                                                          March 31
(In thousands, except per share amounts)                         1995                 1994
__________________________________________________________________________________________
Revenues:
  Net sales                                                      $ 356,879       $ 318,672
  Equity in income of unconsolidated entities                       18,537          15,028
  Gain on sale of investments                                            -           5,867
  Other revenues                                                       526           4,101
__________________________________________________________________________________________
    Total revenues                                                 375,942         343,668
__________________________________________________________________________________________

Costs and expenses:
  Cost of sales                                                    276,897         252,997
  Selling, administrative and general expenses                      49,625          47,660
  Research and development                                           1,143             931
  Facilities discontinuance and reorganization costs                 1,313              17
  Other                                                             (2,584)          1,034
__________________________________________________________________________________________
    Total costs and expenses                                       326,394         302,639
__________________________________________________________________________________________

    Income before interest, taxes, and minority interest            49,548          41,029

Interest income                                                      1,497           1,481
Interest expense                                                    (7,510)         (8,330)
__________________________________________________________________________________________
    Income before taxes and minority interest                       43,535          34,180

Provision for income taxes                                          17,414          14,936
__________________________________________________________________________________________
    Income before minority interest                                 26,121          19,244

Minority interest                                                      661             616
__________________________________________________________________________________________
    Net income                                                   $  25,460       $  18,628
__________________________________________________________________________________________
__________________________________________________________________________________________
Average shares of common stock outstanding                          25,202          25,012
__________________________________________________________________________________________
__________________________________________________________________________________________
    Net income per share                                         $    1.01       $     .74
__________________________________________________________________________________________
__________________________________________________________________________________________
    Cash dividends declared per share                            $     .37       $     .35
__________________________________________________________________________________________
__________________________________________________________________________________________



See accompanying notes to consolidated financial statements.



CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)



March 31       December 31
(In thousands)                                                   1995            1994
_________________________________________________________________________________________
ASSETS

Current assets:
  Cash and cash equivalents                                     $   33,708      $   43,550
  Receivables                                                      342,162         350,578
  Inventories:
    Finished goods                                                  28,762          25,641
    Work in process                                                 33,099          28,625
    Raw material and purchased parts                                59,861          53,338
    Stores and supplies                                             15,085          13,595
__________________________________________________________________________________________
      Total inventories                                            136,807         121,199

  Other current assets                                              25,318          21,432
__________________________________________________________________________________________
      Total current assets                                         537,995         536,759
__________________________________________________________________________________________

Property, plant and equipment, at cost                           1,023,529         984,930
Allowance for depreciation                                        (575,488)       (549,962)
__________________________________________________________________________________________
                                                                   448,041         434,968
__________________________________________________________________________________________

Cost in excess of net assets of companies
  acquired, net                                                    211,824         213,480
Investments                                                         42,487          43,711
Other assets                                                        91,176          85,731
__________________________________________________________________________________________
                                                                $1,331,523      $1,314,649
__________________________________________________________________________________________
__________________________________________________________________________________________



See accompanying notes to consolidated financial statements.



CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                                               March 31       December 31
(In thousands)                                                   1995            1994
_________________________________________________________________________________________
LIABILITIES

Current liabilities:
  Notes payable and current maturities                           $   28,778    $   25,738
  Accounts payable                                                   94,401        92,166
  Accrued compensation                                               37,454        37,837
  Other current liabilities                                         146,752       126,680
_________________________________________________________________________________________
    Total current liabilities                                       307,385       282,421

Long-term debt                                                      326,430       340,246
Deferred income taxes                                                25,100        29,217
Other liabilities                                                    76,351        81,543
_________________________________________________________________________________________
                                                                    735,266       733,427
_________________________________________________________________________________________

SHAREHOLDERS' EQUITY

Common stock and additional paid-in capital                         136,799       134,499
Cumulative adjustments                                              (18,790)      (16,119)
Retained earnings                                                   670,116       653,996
Treasury stock                                                     (191,868)     (191,154)
_________________________________________________________________________________________
                                                                    596,257       581,222
_________________________________________________________________________________________
                                                                 $1,331,523    $1,314,649
_________________________________________________________________________________________
_________________________________________________________________________________________



See accompanying notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                    Three Months Ended
                                                                          March 31
(In thousands)                                                   1995                 1994 <F1>
__________________________________________________________________________________________

Cash flows from operating activities:
  Net income                                                     $ 25,460        $ 18,628
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                                 23,110          21,190
      Amortization                                                  2,538           2,363
      Gain on sale of investments                                       -          (5,867)
      Equity in earnings of unconsolidated entities               (18,537)        (14,413)
      Dividends or distributions from unconsolidated entities       3,325               -
      Other, net                                                   (5,879)         (1,926)
      Changes in assets and liabilities, net of acquisition
        of a business and formation of a partnership:
          Notes and accounts receivable                            25,713          (4,466)
          Inventories                                             (14,977)         (4,026)
          Accounts payable                                         (4,819)        (11,205)
          Other assets and liabilities                             10,644          (1,086)
__________________________________________________________________________________________
      Net cash provided (used) by operating activities             46,578          (9,808)
__________________________________________________________________________________________

Cash flows from investing activities:
  Expenditures for property, plant and equipment,
    net of disposals                                              (23,132)        (15,200)
  Purchase of business, net of cash acquired                       (3,208)              -
  Proceeds from sale of investment held available for sale              -           7,617
  Investments held-to-maturity:
    Purchases                                                           -          (2,000)
    Maturities                                                      1,000           6,005
  Other investing activities                                          514          (6,943)
__________________________________________________________________________________________
      Net cash (used) by investing activities                     (24,826)        (10,521)
__________________________________________________________________________________________

Cash flows from financing activities:
  Short-term borrowings, net                                       (3,342)        (13,570)
  Current maturities and long-term debt
    Additions                                                      15,109          34,414
    Reductions                                                    (35,452)         (3,321)
  Cash dividends paid on common stock                              (9,319)         (8,741)
  Common stock issued-options                                       1,586           3,615
  Other financing activities                                         (221)              -
__________________________________________________________________________________________
      Net cash provided (used) by financing activities            (31,639)         12,397
__________________________________________________________________________________________

Effect of exchange rate changes on cash                                45            (593)
__________________________________________________________________________________________

Net (decrease) in cash and cash equivalents                        (9,842)         (8,525)

Cash and cash equivalents at beginning of period                   43,550          58,740
__________________________________________________________________________________________
Cash and cash equivalents at end of period                       $ 33,708        $ 50,215
__________________________________________________________________________________________
__________________________________________________________________________________________

<F1> Reclassified




See accompanying notes to consolidated financial statements.



REVIEW OF OPERATIONS BY GROUP
(Unaudited)


                                                                    Three Months Ended
SALES                                                                    March 31
(In millions )                                                   1995                 1994
__________________________________________________________________________________________

Metal Reclamation and Mill Services                              $ 141.7         $ 118.0

Infrastructure and Construction *                                   93.0            91.4

Process Industry Products                                          122.2           109.3
__________________________________________________________________________________________
  Total                                                          $ 356.9         $ 318.7
__________________________________________________________________________________________
__________________________________________________________________________________________



INCOME BEFORE TAX                                                    Three Months Ended
AND MINORITY INTEREST                                                     March 31
(In millions )                                                   1995                 1994
__________________________________________________________________________________________

Group operating profit:

  Metal Reclamation and Mill Services                            $  14.1         $   5.3

  Infrastructure and Construction *                                  3.6             2.6

  Process Industry Products                                         12.5            11.0
__________________________________________________________________________________________
                                                                    30.2            18.9
  Facilities discontinuance and
    reorganization costs                                            (1.2)           (0.1)
__________________________________________________________________________________________

    Total group operating profit                                    29.0            18.8

Equity in income of unconsolidated entities                         18.5            15.0

Gain on sale of investments                                            -             5.9

Claim settlements                                                      -             3.8

Interest expense                                                    (7.5)           (8.3)

Unallocated income (expense)                                         3.5            (1.0)
__________________________________________________________________________________________
    Total pre-tax income                                         $  43.5         $  34.2
__________________________________________________________________________________________
__________________________________________________________________________________________



*Note: Effective January 1, 1995, the Infrastructure, Construction and Transportation Group was renamed the Infrastructure and Construction Group due to the Company's announced exit from the school bus business. School bus sales and operating results are included under this Group.




Cash payments for interest on all debt, net of amounts capitalized were $7,510,000 for the first quarter of 1995 and $9,159,000 for the first quarter of 1994. Cash payments for income taxes were $5,981,000 for the first quarter of 1995 and $7,018,000 for the first quarter of 1994.

Notes to Consolidated Financial Statements
__________________________________________

Receivables:

As of March 31, 1995, Receivables include $62,415,000 of unbilled receivables representing the Company's claim against the U.S. Government for Federal Excise Taxes and related claims on the five-ton truck contract. See "Commitments and Contingencies" for additional disclosure on this claim.

Commitments and Contingencies:

Federal Excise Tax and Other Matters Related to the Five-ton Truck Contract:

Subsequent to the award of the five-ton truck contract in 1986, the Federal Excise Tax (FET) law, which was due to expire on October 1, 1988, was extended. The Company and its legal counsel consider that the excise tax required to be paid by the extension of the law constitutes an after-imposed tax and therefore is subject to recovery by a price adjustment. In January 1993, the Armed Services Board of Contract Appeals decided in favor of the Company's position, ruling that Harsco is entitled to a price adjustment to the contract to reimburse FET paid on vehicles that were to be delivered after October 1, 1988. The Government filed a motion requesting the Armed Services Board of Contract Appeals to reopen the proceedings to admit additional evidence or alternatively to reconsider its decision. On February 25, 1994, the Armed Services Board of Contract Appeals denied the Government's motions. In June 1994, the Government appealed these decisions to the Court of Appeals for the Federal Circuit, but voluntarily withdrew its appeal effective August 16, 1994. On February 23, 1995, the Government filed another motion to reopen the proceedings at the Armed Services Board of Contract Appeals to allow additional discovery or alternatively, to reconsider its decision. The Company will oppose this motion. The Government might also seek to overturn the decision in a separate legal action based upon the results of the continuing investigation described below.

As previously reported, the Company had already anticipated prevailing on its claims and recorded as an account receivable the amount of the FET it has paid on these vehicles of approximately $47 million, and the related claim arising from changes in shipment destinations of approximately $15 million. The January 1993 decision only rules upon the Company's claim for reimbursement of the taxes paid without establishing the specific amount of the reimbursement. Subject to the Company prevailing against the Government motions and any other legal challenges to the judgment, the government contracting officer will be required to determine the proper amount of the price adjustment consistent with the ruling. Under applicable law, interest also accrues on the amount owed. Although the January 1993 decision does not directly deal with the claim for $15 million on the related destination change issue, the Company believes that the ruling resolves the key factual issues in that claim in favor of Harsco as well. The Company continues to anticipate favorable resolution with respect to both claims and continues to negotiate with the Government. Final resolution of the issues in favor of the Company would not result in the recording of additional income other than any interest received, but would have a positive cash flow effect. To the extent that any portion of the FET and related claims is not recovered, additional losses on the contract will have to be recognized which could have a material effect on quarterly or annual operating results.

The Commercial Litigation Branch of the Department of Justice is continuing an investigation with respect to the facts underlying the Company's claim for reimbursement of Federal Excise Tax payments and its related claim regarding destination changes. In addition, the investigation is examining the way the Company charged the Army for sales of certain cargo truck models for which the Company did not pay Federal Excise Tax based upon an exemption in the law. If the Government files a civil action against the Company as a result of the civil investigation, it may seek various remedies including forfeiture by the Company of its claims for reimbursement of FET and related claims, treble damages, and civil penalties.

In a related matter, the Internal Revenue Service is reviewing Harsco's position that certain cargo truck models are not taxable due to a provision in the tax law that exempts trucks having a gross vehicle weight of 33,000 pounds or less, and has tentatively concluded that they appear to be taxable. If the Internal Revenue Service asserts that tax is due on these vehicles, the total claim could be $39 million plus interest and penalty, if any. The Company plans to vigorously contest any such tax deficiency. Although there is risk of an adverse outcome, the Company and its counsel believe that these trucks are not taxable. Even if they are held to be taxable, the Company and its counsel believe the Government would be obligated to reimburse the Company for the majority of the tax, because it would constitute an after-imposed tax that would be subject to the ruling of the Armed Services Board of Contract Appeals discussed above, resulting in a net maximum liability for Harsco of $16 million plus interest and penalty, if any.

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

In addition, the Company negotiated a settlement with the U.S. Government of a smaller outstanding claim concerning this contract which provided for payment of $3.8 million by the U.S. Government to Harsco. The Company recognized such amount as other revenue in the Consolidated Statements of Income in the first quarter of 1994 and payment has been received.

Other Litigation:

On March 13, 1992, the U.S. Government filed a counterclaim against the Company in a civil suit alleging violations of the False Claims Act and breach of a contract to supply M109A2 Self-Propelled Howitzers. The counterclaim was filed in the United States Claims Court along with the Government's answer to the Company's claim of approximately $5 million against the Government for costs incurred on this contract relating to the same issue. The Government claims breach of contract damages of $7.3 million and in addition seeks treble that amount under the False Claims Act plus unquantified civil penalties which the Company estimates to be approximately $3.3 million. The Company and its counsel believe it is unlikely that resolution of these claims will have a material adverse effect on the Company's financial position, however, it could have a material effect on quarterly or annual results of operations.

Iran's Ministry of Defense initiated arbitration procedures against the Company in 1991 under the rules of the International Chamber of Commerce for damages allegedly resulting from breach of various contracts executed by the Company and the Ministry of Defense between 1970 and 1978. The contracts were terminated in 1978 and 1979 during the period of civil unrest in Iran that preceded the Iranian revolution. Iran has asserted a claim under one contract for repayment of a $7.5 million advance payment it made to the Company, plus interest at 12% through June 27, 1991 in the amount of $25.3 million. Iran has also asserted a claim for damages under other contracts for $76.3 million. The Company has asserted various defenses and also has filed counterclaims against Iran for damages in excess of $7.5 million which it sustained as a result of Iran's breach of contract, plus interest. The Company's management and its counsel believe it is unlikely that resolution of these claims will have a material adverse effect on the Company's financial position or results of operations.

In 1992, the United States Government through its Defense Contract Audit Agency commenced an audit of certain contracts for sale of tracked vehicles by the Company to foreign governments, which were financed by the United States Government through the Defense Security Assistance Agency. The Company cooperated with the audit and responded to a number of issues raised by the audit. In September 1994, the Company received a subpoena issued by the Department of Defense Inspector General seeking various documents relating to sale contracts between the Company and foreign governments which were funded by the Defense Security Assistance Agency. The Company is continuing to cooperate and is responding to the subpoena. Although the Government has not clearly identified to the Company the focus of its investigation, based on discussions with the agent in charge, it appears that it focuses on whether the Company received progress payments in advance of the schedule permitted by the Defense Security Assistance Agency regulations and Company certifications. The Company's management and its counsel believe it is unlikely that this issue will have a material adverse effect on the Company's financial position or results of operations.

In June 1994, the shareholder of the Ferrari Group, a Belgium holding company involved in steel mill services and other activities, filed a legal action in Belgium against Heckett MultiServ, S.A. and S.E.A.E., subsidiaries of MultiServ International N.V. (a subsidiary of Harsco Corporation). The action alleges that these two subsidiaries breached contracts arising from letters of intent signed in 1992 and 1993 concerning the possible acquisition of the Ferrari Group, claiming that the subsidiaries were obligated to proceed with the acquisition and failed to do so. The action seeks damages of 504 million Belgian Francs (approximately U.S. $17 million). The Company intends to vigorously defend against the action and believes that based on conditions contained in the letters of intent and other defenses it will prevail. The Company and its counsel believe that is unlikely that these claims will have a material adverse effect on the Company's financial position or results of operations.

On August 29, 1994, the Company filed a legal action in the United States District Court for the Southern District of New York against certain former shareholders of MultiServ International N.V. seeking recovery of damages arising from misrepresentations which the Company claims were made to it in connection with its purchase of the MultiServ International N.V. stock on August 31, 1993. The Complaint seeks damages in an amount to be determined. On April 4, 1995, the court dismissed various elements of the Company's claims and allowed the Company to amend its complaint with respect to other elements. The Company intends to appeal this decision and to continue pursuing its claims.

Environmental:

The Company is involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites. While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company. The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Consolidated Balance Sheets at March 31, 1995 and December 31, 1994, include an accrual of $6.2 million for environmental matters. No additional charges were made to earnings for environmental matters during the first quarter of 1995. The first quarter of 1994 included charges to earnings amounting to $.1 million.

The liability for future remediation costs is evaluated on a quarterly basis. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures. Subject to the imprecision in estimating future environmental costs, the Company does not expect that any sum it may have to pay in connection with environmental matters in excess of the amounts recorded or disclosed above would have a material adverse effect on its financial position or results of operations.

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




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Cash provided by operating activities was $46.6 million in the first quarter of 1995, reflecting, among other things, a $25.7 million decrease in accounts receivable which include the claim settlement of $20.4 million received from the U.S. Government and a $13.8 million increase in income taxes payable. During the first quarter, distributions of $3.3 million were received from unconsolidated entities. As previously reported, included in receivables is $62.4 million for amounts expended, or income not received, related to the Federal Excise Tax (FET) and related claims for the completed five-ton truck contract. Final resolution of the FET and related claims in favor of the Company would not result in the recording of additional income other than any interest received, but would have a positive cash flow effect. To the extent that any portion of the FET and related claims is not recovered, additional losses on the contract will have to be recognized, but there would be little impact on cash outflows.

Cash used by investing activities included capital expenditures of $24.9 million and $3.2 million for the acquisition of Fabsco. Total consideration for Fabsco was $14.6 million with the assumption of debt and other liabilities. Cash flow used for financing activities included a net decrease in long-term debt of $20.4 million, which included the purchase at market of $10 million of the Company's outstanding 8-3/4% 10 year notes due May 1996, a $3.3 million reduction of short-term debt, and $9.3 million of cash dividends paid on common stock. Cash and cash equivalents decreased $9.8 million to $33.7 million at March 31, 1995.

Other matters which could significantly affect cash flows in the future are discussed in the 1994 Annual Report to Shareholders under Note 10, "Commitments and Contingencies" and the updated "Notes to the Consolidated Financial Statements" include herein under Item 1.

Harsco continues to maintain a good financial position, with net working capital of $230.6 million, down from the $254.3 million at December 31, 1994, principally due to the increase in income taxes payable related to higher earnings. Current assets amounted to $538.0 million, and current liabilities were $307.4 million, resulting in a current ratio of 1.8 to 1, slightly below the 1.9 to 1 at year-end 1994. With total debt at $355.2 million and equity at $596.3 million at March 31, 1995, the total debt as a percent of capital was 37.3%, which is lower than the 38.6% at December 31, 1994.

The stock price range during the first quarter was $45 - 39 5/8. Harsco's book value per share at March 31, 1995, was $23.62, compared with $23.08 at year-end 1994. The Company's annualized return on equity for the first quarter of 1995 was 17.3%, compared with 15.7% for the year 1994. The return on assets was 15.4%, compared with the 13.5% for the year 1994. The annualized return on capital for the first quarter was 12.6%, compared with 11.0% for year 1994.

The Company has available through a syndicate of banks a $150 million 364-day revolving line of credit and a $150 million, multi-currency five-year term line of credit. As of March 31, 1995, there were no borrowings outstanding under these facilities.

The Company also has a commercial paper borrowing program under which it can issue up to $150 million of short-term notes in the U.S. commercial paper market. The Company limits the aggregate commercial paper and credit facility borrowings at any one time to a maximum $300 million. At March 31, 1995, the Company had outstanding $45.8 million in commercial paper. Harsco's outstanding notes are rated A by Standard & Poor's and Baa1 by Moody's. Harsco's commercial paper is rated A-1 by Standard & Poor's, F-1 by Fitch Investors Service and P-2 by Moody's. The Company also has on file, with the Securities and Exchange Commission, a Form S-3 shelf registration for the possible issuance of up to an additional $200 million of new debt securities, preferred stock or common stock.

As indicated by the above, the Company's financial position and debt capacity should enable it to meet its current and future requirements. As additional resources are needed, the Company should be able to obtain funds at competitive costs.




RESULTS OF OPERATIONS
FIRST QUARTER OF 1995 COMPARED
WITH FIRST QUARTER OF 1994

First quarter revenues of $375.9 million were 9% above last year's comparable period. The increase was primarily due to higher sales for metal reclamation and mill services, gas control and containment equipment, scaffolding, shoring and forming equipment, and to a lesser extent roofing granules and abrasives. Additionally, higher revenues included sales from an acquisition made in the first quarter of 1995, and increased income from the Company's equity investment in United Defense, L.P. These increases were partially offset by lower sales of railway maintenance equipment and process equipment. On a comparative basis, the Company recorded in 1994 a $5.9 million pre-tax gain on the sale of the remaining holdings of an investment in a marketable equity security and $3.8 million of revenues due to the negotiated settlement of a claim with the U.S. Government.

Cost of sales increased, principally due to higher volume. Selling and administrative expenses increased, as a result of higher compensation costs, legal and business development costs, and, to a lesser extent, the inclusion of an acquired company.

Income before taxes and minority interest was up 27% from the comparable period last year due to higher earnings. The effective income tax rate for 1995 is 40.0%, versus 43.7% in 1994. The lower income tax rate is primarily due to a reduction in losses sustained in certain foreign operations for which there is no tax benefit and increased tax benefits relating to export sales.

Higher earnings in the first quarter of 1995 were due principally to improved results for metal reclamation and mill services, gas control and containment equipment, roofing granules and abrasives, as well as the Company's share of income in its equity investment in United Defense, L.P. Lower earnings were recorded for railway maintenance equipment and pipe fittings. Income benefited in 1995 from the impact of a pre-tax $5.1 million net foreign currency translation exchange gain arising from the decline in the U.S. Dollar against certain European currencies which more than offset a pre-tax $3.4 million foreign currency translation exchange loss due to the continued devaluation of the Mexican peso. On a comparative basis, favorably affecting 1994's first quarter's results were a gain on the sale of the remaining holdings of an investment in a marketable equity security and income resulting from the negotiated settlement of a claim with the U.S. Government. Finally, continuing losses during the planned shutdown of the school bus operation, approximated losses incurred in the first quarter of 1994.

Net income of $25.5 million, was up 37% from the comparable period in 1994. This net income was the highest first quarter performance excluding accounting changes in prior first quarters.

Sales of the Metal Reclamation and Mill Services Group, at $141.7 million, were significantly above 1994's first quarter, due to improved business conditions, particularly in Europe, as well as North America which was unfavorably affected in 1994 by severe winter weather. The favorable impact of the decline in the U.S. Dollar against certain European currencies also contributed to increased revenues for the Group. Sales for Infrastructure and Construction Group at $93.0 million, were slightly ahead of last year's similar period. Scaffolding equipment sales increased significantly from 1994. Sales for the Process Industry Products Group, at $122.2 million, were well ahead of the prior year's first quarter. The improvement included increased sales for most product classes, as well as sales from an acquisition made in the first quarter of 1995.

Operating profit for the Metal Reclamation and Mill Services Group was significantly ahead of 1994's first quarter, despite $4.2 million of net foreign currency translation exchange losses due principally to the continued devaluation of the Mexican peso. The increase reflects improved business conditions, the favorable effects of cost reduction efforts, and the favorable impact of the decline in the U.S. Dollar against certain European currencies. The Infrastructure and Construction Group posted an operating profit of $3.6 million, which exceeded 1994's first quarter, as all product classes posted improved results, except railway maintenance equipment which benefited in 1994 from two large shipments to two international customers. On a comparative basis, continuing losses from the planned shutdown of the school bus operation, approximated losses incurred in the first quarter of 1994. Operating profit for the Process Industry Products Group, at $12.5 million, was up 14% from the prior year's first quarter and reflected significantly improved results for gas control and containment equipment which more than offset lower earnings for pipe fittings.




HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information on legal proceedings is included under Part I, Item 1., the section labeled "Commitments and Contingencies."


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

a.) At the Annual Meeting of shareholders held on April 25, 1995 in Camp Hill, Pennsylvania, three members of the Board of Directors were reelected to terms expiring in 1998 under the classified Board structure enacted at the 1986 Annual Meeting. They include R. L. Kirk, Chairman, British Aerospace, Inc.; J. E. Marley, Chairman of AMP Inc.; and J. I. Scheiner, P.E., President of Benatec Associates Inc.

The Board of Directors voting tabulation is as follows:

                              For            Withheld
  Name                   No. of Shares     No. of Shares
  R. L. Kirk              21,270,462         102,240
  J. E. Marley            21,263,313         109,389
  J. I. Scheiner          21,234,831         137,871

Shareholders approved the 1995 Executive Incentive Compensation Plan by the following vote: 17,072,531 For, 2,643,655 Against, and 279,258 Abstain.

Shareholders approved the 1995 Non-employee Directors' Stock Plan by the following vote: 17,613,644 For, 2,011,563 Against, and 370,237 Abstain.

Shareholders also approved the appointment of Coopers & Lybrand as independent accountants to audit the accounts of the Company for the fiscal year ending December 31, 1995 by the following vote: 21,196,146 For, 80,845 Against, and 95,711 Abstain.


ITEM 5.  OTHER INFORMATION

ACQUISITION:

* On February 6, 1995, Harsco Corporation announced that it had completed the acquisition of substantially all of the assets of Fabsco, Inc. for a total consideration of $14.6 million in cash and assumed liabilities. Fabsco, Inc., with its main offices in Sapulpa, Oklahoma, manufactures heat exchange products and generates annual sales of approximately $22 million to the process industry cooler market. The operations of Fabsco will be integrated into the Patterson-Kelley Division of Harsco, and operated as a new business unit of that Division under the Fabsco name.

DIVESTITURE:

* In November 1994, the Board of Directors authorized the Company to exit from the school bus business and in January 1995, Harsco Corporation announced that it would close its school bus manufacturing division in Marysville, Ohio.

* On January 31, 1995, Harsco Corporation announced that it had signed a letter of intent to sell the assets of its school bus manufacturing business in Marysville, Ohio, to Warrick Industries for an undisclosed price. The transaction was contingent upon the early finalization of a definitive agreement and completion of statutory filing requirements.

* On February 15, 1995, Harsco Corporation announced that discussions regarding the proposed sale of its school bus business to Warrick Industries, Inc. have terminated due to Warrick's inability to complete its required purchase commitment contingencies.

DIVIDEND ACTION:

* On March 16, 1995, Harsco Corporation announced that the Board of Directors declared a quarterly cash dividend of 37 cents per share, payable May 15, 1995, to shareholders of record on April 14, 1995.

DIRECTOR RETIREMENTS:

* On April 25, 1995, DeWitt C. Smith, Jr. and Frank E. Masland III retired from the Company's Board of Directors bringing the total number of directors to 10.


ITEM 6(a).  EXHIBITS

The following exhibits are attached:

a.)  Exhibit No. 11 Computation of Fully Diluted Net Income Per Common Share.

b.)  Exhibit No. 12 Computation of Ratios of Earnings to Fixed Charges.

c.) An 8-K was filed on January 11 reporting that the Government and the Company agreed to settle various claims on completed contracts for $20,400,000. The related income was recognized in 1994.

d.) An 8-K was filed on January 20, announcing that the Company plans to close its school bus manufacturing division in Marysville, Ohio.




SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               HARSCO CORPORATION
                                            ________________________
                                                   (Registrant)


DATE_______________________                 /S/ Leonard A. Campanaro
                                            ________________________
                                            Leonard A. Campanaro
                                            Senior Vice President and
                                            Chief Financial Officer


DATE_______________________                 /S/ Salvatore D. Fazzolari
                                            __________________________
                                            Salvatore D. Fazzolari
                                            Vice President and Controller




HARSCO CORPORATION
COMPUTATION OF FULLY DILUTED NET INCOME PER COMMON SHARE
(dollars in thousands except per share)
_______________________________________



                                                  3 MONTHS ENDED MARCH 31
                                                  1995               1994
                                               ___________        ___________

Net income                                     $    25,460        $    18,628
                                                __________         __________
                                                __________         __________

Average shares of common stock
  outstanding used to compute
  primary earnings per common
  share                                         25,202,429         25,012,305

Additional common shares to be
  issued assuming exercise of
  stock options, net of shares
  assumed reacquired                               107,161            179,820
                                                __________         __________

Shares used to compute dilutive
  effect of stock options                       25,309,590         25,192,125
                                                __________         __________
                                                __________         __________

Fully diluted net income per
  common share                                      $ 1.01             $  .74
                                                     _____              _____
                                                     _____              _____
Net income per common share
  as reported in report to
  shareholders                                      $ 1.01             $  .74
                                                     _____              _____
                                                     _____              _____






HARSCO CORPORATION
Computation of Ratios of Earnings to Fixed Charges
(In Thousands of Dollars)



                                                                                                                      Three
                                                                 YEARS ENDED DECEMBER 31                              Months
                                             ________________________________________________________________         Ended
                                               1990          1991          1992          1993          1994          3/31/95
                                             ________      ________      ________      ________      ________        ________
Consolidated Earnings:

  Pre-tax income from continuing
    operations <F1>                          $ 115,587     $ 119,647     $ 140,576     $ 137,151     $ 146,089       $ 42,874

  Add fixed charges computed below              21,864        23,544        22,425        23,879        37,982          8,380

  Net adjustments for equity companies            (532)         (439)         (454)         (363)         (134)        (3,690)

  Net adjustments for capitalized
    interest                                      (255)         (469)         (134)         (172)         (274)             -
                                              ________      ________      ________      ________      ________       ________
Consolidated Earnings Available for
  Fixed Charges                              $ 136,664     $ 142,283     $ 162,413     $ 160,495     $ 183,663       $ 47,564
                                              ________      ________      ________      ________      ________       ________
                                              ________      ________      ________      ________      ________       ________

Consolidated Fixed Charges:

  Interest expense per financial
    statements <F2>                          $  17,506     $  18,925     $  18,882     $  19,974     $  34,048       $  7,510

  Interest expense capitalized                     345           574           355           332           338             50

  Portion of rentals (1/3) representing
    an interest factor                           4,013         4,045         3,188         3,573         3,576            820

  Interest expense for equity companies
    whose debt is guaranteed <F3>                    -             -             -             -             -              -
                                              ________      ________      ________      ________      ________       ________

Consolidated Fixed Charges                   $  21,864     $  23,544     $  22,425     $  23,879     $  37,982      $   8,380
                                              ________      ________      ________      ________      ________       ________
                                              ________      ________      ________      ________      ________       ________

Consolidated Ratio of Earnings to
  Fixed Charges                                   6.25          6.04          7.24          6.72          4.84           5.68
                                              ________      ________      ________      ________      ________       ________
                                              ________      ________      ________      ________      ________       ________

<F1>  1992 excludes the cumulative effect of change in accounting method for postretirement benefits other than pensions.

<F2>  Includes amortization of debt discount and expense.

<F3>  No fixed charges were associated with debt of less than fifty percent owned companies guaranteed by Harsco during the five year period 1990 through 1994, and the three months ended March 31, 1995.
