Form 10-Q/A
period 1995-06-30
HARSCO CORP
filed 1995-09-28
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1995

Amendment No. #1

Amendment to Quarterly Report on Form 10-Q filed September 26, 1995.

Commission File Number   1-3970

HARSCO CORPORATION
______________________________________________________
(Exact name of registrant as specified in its charter)

Delaware                                         23-1483991
_______________________             __________________________________
(State of incorporation)           (I.R.S. Employer Identification No.)


Camp Hill, Pennsylvania                          17001-8888
_______________________________________          __________
(Address of principal executive offices)         (Zip Code)

Registrant's Telephone Number   (717) 763-7064


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES (X)          NO (  )


Title of Each Class               Outstanding Shares at June 30, 1995
___________________               ___________________________________
Common Stock Par Value $1.25                    25,294,485
Preferred Stock Purchase Rights                 25,294,485






The undersigned registrant hereby amends the following item of its Quarterly Report on Form 10-Q for the period ended June 30, 1995, as set forth in the page attached hereto:


Exhibit 27 Financial Data Schedule attached






                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              HARSCO CORPORATION
                                              __________________
                                                 (Registrant)



DATE  September 27, 1995                   /S/ Leonard A. Campanaro
      __________________                   ________________________
                                           Leonard A. Campanaro
                                           Senior Vice President and
                                           Chief Financial Officer


DATE  September 27, 1995                   /S/ Salvatore D. Fazzolari
      __________________                   __________________________
                                           Salvatore D. Fazzolari
                                           Vice President and Controller