Form 10-Q
period 1995-09-30
HARSCO CORP
filed 1995-11-07
CIK 45876

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

 / X /         QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 1995
                                             ------------------

                                       OR

 /   /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number   1-3970
                                             ------------

                             HARSCO CORPORATION
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                Delaware                          23-1483991
--------------------------------------------------------------------------------
        (State of incorporation)      (I.R.S. Employer Identification No.)


          Camp Hill, Pennsylvania                17001-8888
--------------------------------------------------------------------------------
  (Address of principal executive offices)       (Zip Code)

Registrant's Telephone Number    (717) 763-7064
--------------------------------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  /X/          NO  / /

Title of Each Class             Outstanding Shares at September 30, 1995
-------------------             ----------------------------------------
Common Stock Par Value $1.25                   25,324,798
Preferred Stock Purchase Rights                25,324,798

                  HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                           SEPTEMBER 30                        SEPTEMBER 30
(In thousands, except per share amounts)                              1995             1994                1995             1994
================================================================================================================================
REVENUES:
    Net sales   . . . . . . . . . . . . . . . . . . . . . .     $  374,147       $  348,073          $1,108,308       $1,004,801
    Equity in income of unconsolidated entities   . . . . .         10,939           16,904              38,682           52,728
    Gain on sale of investments   . . . . . . . . . . . . .              -               99                   -            5,966
    Other revenues  . . . . . . . . . . . . . . . . . . . .            411           12,267               1,162           16,615
--------------------------------------------------------------------------------------------------------------------------------
         TOTAL REVENUES . . . . . . . . . . . . . . . . . .        385,497          377,343           1,148,152        1,080,110
--------------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
    Cost of sales   . . . . . . . . . . . . . . . . . . . .        284,326          270,228             852,504          788,758
    Selling, general and administrative expenses  . . . . .         47,147           49,552             145,555          147,547
    Research and development  . . . . . . . . . . . . . . .          1,088            1,213               3,431            3,936
    Facilities discontinuance and reorganization costs  . .         16,827            8,276              19,322           11,095
    Other     . . . . . . . . . . . . . . . . . . . . . . .           (451)             548              (4,831)             672
--------------------------------------------------------------------------------------------------------------------------------
         TOTAL COSTS AND EXPENSES . . . . . . . . . . . . .        348,937          329,817           1,015,981          952,008
--------------------------------------------------------------------------------------------------------------------------------

         INCOME BEFORE INTEREST, TAXES,
             AND MINORITY INTEREST  . . . . . . . . . . . .         36,560           47,526             132,171          128,102

Interest income . . . . . . . . . . . . . . . . . . . . . .          1,647            1,854               5,020            4,710
Interest expense  . . . . . . . . . . . . . . . . . . . . .         (7,356)          (8,826)            (22,376)         (25,961)
--------------------------------------------------------------------------------------------------------------------------------

         INCOME BEFORE TAXES AND MINORITY INTEREST  . . . .         30,851           40,554             114,815          106,851

Provision for income taxes  . . . . . . . . . . . . . . . .         12,032           17,722              44,778           46,694
--------------------------------------------------------------------------------------------------------------------------------

         INCOME BEFORE MINORITY INTEREST  . . . . . . . . .         18,819           22,832              70,037           60,157

Minority interest . . . . . . . . . . . . . . . . . . . . .            419              494               1,618            1,644
--------------------------------------------------------------------------------------------------------------------------------

         NET INCOME . . . . . . . . . . . . . . . . . . . .     $   18,400       $   22,338          $   68,419       $   58,513
================================================================================================================================

Average shares of common stock outstanding  . . . . . . . .         25,313           25,150              25,262           25,094
================================================================================================================================


         NET INCOME PER SHARE . . . . . . . . . . . . . . .     $      .73       $      .89          $     2.71       $     2.33
================================================================================================================================

         Cash dividends declared per share  . . . . . . . .     $      .37       $      .35          $     1.11       $     1.05
================================================================================================================================

See accompanying notes to consolidated financial statements.

                  HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (Continued)

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                               SEPTEMBER 30                    DECEMBER 31
(In thousands)                                                                     1995                            1994
================================================================================================================================
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . .      $       58,273               $        43,550
   Receivables  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             289,096                       350,578
   Inventories:
      Finished goods  . . . . . . . . . . . . . . . . . . . . . . . . .              30,457                        25,641
      Work in process   . . . . . . . . . . . . . . . . . . . . . . . .              30,127                        28,625
      Raw material and purchased parts  . . . . . . . . . . . . . . . .              55,438                        53,338
      Stores and supplies   . . . . . . . . . . . . . . . . . . . . . .              15,999                        13,595
-------------------------------------------------------------------------------------------------------------------------
           Total inventories  . . . . . . . . . . . . . . . . . . . . .             132,021                       121,199
   Other current assets   . . . . . . . . . . . . . . . . . . . . . . .              35,724                        21,432
-------------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS  . . . . . . . . . . . . . . . . . . . . . .             515,114                       536,759
-------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, at cost  . . . . . . . . . . . . . . . .           1,059,608                       984,930
Allowance for depreciation  . . . . . . . . . . . . . . . . . . . . . .            (605,474)                     (549,962)
-------------------------------------------------------------------------------------------------------------------------
                                                                                    454,134                       434,968
-------------------------------------------------------------------------------------------------------------------------
Cost in excess of net assets of companies acquired, net   . . . . . . .             213,617                       213,480
Investments   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              30,187                        43,711
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             107,923                        85,731
-------------------------------------------------------------------------------------------------------------------------
                                                                             $    1,320,975               $     1,314,649
=========================================================================================================================

LIABILITIES
CURRENT LIABILITIES:
   Notes payable and current maturities   . . . . . . . . . . . . . . .      $      116,967               $        25,738
   Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . .              94,754                        92,166
   Accrued compensation   . . . . . . . . . . . . . . . . . . . . . . .              39,473                        37,837
   Income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . .              37,929                        10,971
   Other current liabilities  . . . . . . . . . . . . . . . . . . . . .             117,342                       115,709
-------------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES   . . . . . . . . . . . . . . . . . . .             406,465                       282,421
-------------------------------------------------------------------------------------------------------------------------
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             181,652                       340,246
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . .              26,546                        29,217
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .              77,475                        81,543
-------------------------------------------------------------------------------------------------------------------------
                                                                                    692,138                       733,427
-------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Common stock and additional paid-in capital . . . . . . . . . . . . . .             140,933                       134,499
Cumulative adjustments for translation and pension liability  . . . . .             (13,663)                      (16,119)
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . .             694,338                       653,996
Treasury stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (192,771)                     (191,154)
-------------------------------------------------------------------------------------------------------------------------
                                                                                    628,837                       581,222
-------------------------------------------------------------------------------------------------------------------------
                                                                             $    1,320,975               $     1,314,649
=========================================================================================================================

See accompanying notes to consolidated financial statements.

                  HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (Continued)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                       THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                          SEPTEMBER 30                         SEPTEMBER 30
(In thousands)                                                        1995             1994               1995             1994
===============================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . . . . . . . . . . . .     $   18,400       $   22,338         $   68,419       $   58,513
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation  . . . . . . . . . . . . . . . . . . . .         23,492           22,913             70,721           67,227
      Amortization  . . . . . . . . . . . . . . . . . . . .          2,483            2,298              7,456            6,796
      Gain on sale of investments   . . . . . . . . . . . .              -              (99)                 -           (5,966)
      Equity in earnings of unconsolidated entities   . . .        (10,939)         (17,402)           (38,682)         (52,702)
      Dividends or distributions from unconsolidated entities        4,696           10,654             27,245           42,932
      Other, net  . . . . . . . . . . . . . . . . . . . . .          6,705              571              3,523            2,140
      Changes in assets and liabilities, net of acquisition
         of businesses and formation of a partnership:
           Notes and accounts receivables . . . . . . . . .         43,052          (10,371)            68,697          (25,269)
           Inventories  . . . . . . . . . . . . . . . . . .            (43)          (1,464)           (14,004)         (12,680)
           Accounts payable . . . . . . . . . . . . . . . .            114            2,723             (9,851)           3,669
           Other assets and liabilities . . . . . . . . . .         24,498           14,199             15,307          (10,177)
-------------------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES   . . . . .        112,458           46,360            198,831           74,483
-------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment,
    net of disposals  . . . . . . . . . . . . . . . . . . .        (25,329)         (25,884)           (79,405)         (56,949)
  Purchase of businesses, net of cash acquired  . . . . . .           (781)               -             (4,143)               -
  Net proceeds (purchases) from sale/maturity of
    investments   . . . . . . . . . . . . . . . . . . . . .          2,639                -                572            7,617
  Other investing activities  . . . . . . . . . . . . . . .            128             (199)             2,302           (7,142)
-------------------------------------------------------------------------------------------------------------------------------
      NET CASH (USED) BY INVESTING ACTIVITIES   . . . . . .        (23,343)         (26,083)           (80,674)         (56,474)
-------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings, net  . . . . . . . . . . . . . . .         (6,289)          (8,970)            (9,718)         (29,515)
  Current maturities and long-term debt
    Additions   . . . . . . . . . . . . . . . . . . . . . .          4,440            7,189             47,135           94,954
    Reductions  . . . . . . . . . . . . . . . . . . . . . .        (49,890)         (29,607)          (119,113)         (83,767)
  Cash dividends paid on common stock   . . . . . . . . . .         (9,365)          (8,797)           (28,024)         (26,328)
  Common stock issued-options   . . . . . . . . . . . . . .          1,085              946              5,015            6,624
  Other financing activities  . . . . . . . . . . . . . . .          1,347            2,378              1,107            2,593
-------------------------------------------------------------------------------------------------------------------------------
      NET CASH (USED) BY FINANCING ACTIVITIES   . . . . . .        (58,672)         (36,861)          (103,598)         (35,439)
-------------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash . . . . . . . . . .             61              171                164              400
-------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents  . . .         30,504          (16,413)            14,723          (17,030)

Cash and cash equivalents at beginning of period  . . . . .         27,769           58,123             43,550           58,740
-------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . .     $   58,273       $   41,710         $   58,273       $   41,710
===============================================================================================================================

          See accompanying notes to consolidated financial statements.

                  HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Continued)

                         REVIEW OF OPERATIONS BY GROUP
                                  (Unaudited)

                                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                         SEPTEMBER 30                       SEPTEMBER 30
(In millions)                                                       1995             1994               1995             1994
=============================================================================================================================
SALES:
Metal Reclamation and Mill Services . . . . . . . . . . . .     $  153.1         $  135.9           $  446.0         $  383.4

Infrastructure and Construction (a) . . . . . . . . . . . .        100.6            102.5              302.7            297.4

Process Industry Products . . . . . . . . . . . . . . . . .        120.4            109.7              359.6            324.0
-----------------------------------------------------------------------------------------------------------------------------

      Total   . . . . . . . . . . . . . . . . . . . . . . .     $  374.1         $  348.1           $1,108.3         $1,004.8
=============================================================================================================================
INCOME BEFORE TAX AND MINORITY INTEREST:

Group Operating Profit:
      Metal Reclamation and Mill Services   . . . . . . . .     $   22.9         $   16.6           $   60.2         $   33.5

      Infrastructure and Construction (b)   . . . . . . . .         12.3              4.3               25.5             11.0

      Process Industry Products   . . . . . . . . . . . . .         10.9              7.9               32.0             27.8
-----------------------------------------------------------------------------------------------------------------------------
                                                                    46.1             28.8              117.7             72.3
      Facilities discontinuance and
      reorganization costs (c)  . . . . . . . . . . . . . .        (16.7)            (8.3)             (18.4)           (11.1)
-----------------------------------------------------------------------------------------------------------------------------
             Total group operating profit . . . . . . . . .         29.4             20.5               99.3             61.2

Equity in income of unconsolidated entities . . . . . . . .         11.0             16.9               38.7             52.7

Gain on sale of investments . . . . . . . . . . . . . . . .            -               .1                  -              6.0

Claim settlements . . . . . . . . . . . . . . . . . . . . .            -             12.0                  -             15.8

Interest expense  . . . . . . . . . . . . . . . . . . . . .         (7.4)            (8.8)             (22.4)           (26.0)

Unallocated income (expense)  . . . . . . . . . . . . . . .         (2.2)             (.1)               (.8)            (2.8)
-----------------------------------------------------------------------------------------------------------------------------
             Total pre-tax income . . . . . . . . . . . . .     $   30.8         $   40.6           $  114.8         $  106.9
=============================================================================================================================

(a) Effective January 1, 1995, the Infrastructure, Construction and Transportation Group was renamed the Infrastructure and Construction Group due to the Company's announced exit from the school bus business. The Company ceased all bus operations in June 1995. School bus sales included under this Group were $11.3 million for the third quarter of 1994 and zero for the third quarter of 1995. For the nine months of 1995 and 1994, school bus sales were $15.7 million and $22.1 million, respectively. Additionally, 1994 includes truck sales of $3.5 million for the nine months. Truck operations were ended in June 1994.

(b) The Infrastructure and Construction Group includes operating losses related to the school bus business for the third quarter of 1994 of $4.9 million and zero for the third quarter of 1995. For the nine months of 1995 and 1994, operating losses were $6.2 million and $11.5 million, respectively. Additionally, 1994 includes truck operating losses of $1.9 million for the nine months.

(c) The third quarter and nine months ended September 30, 1995 includes a non-cash charge of $13.5 million relating to the settlement of the Federal Excise Tax reimbursement on the completed five-ton truck contract, and a $2.1 million provision for asset impairment relating to the remaining fixed assets of the school bus business. The nine months of 1995 also includes $2.6 million relating to the discontinuance of certain international facilities related to the Metal Reclamation and Mill Services Group. The third quarter and nine months ended September 30, 1994 includes $3.7 million and $6.3 million, respectively, for discontinuance and rationalization of administrative facilities costs related to the Metal Reclamation and Mill Services Group, and a provision for the third quarter and nine months of 1994 of $4.7 million relating to the net realizable value of the investment in the five-ton truck business.

                  HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Cont'd.)

Cash payments for interest on all debt, net of amounts capitalized, were $21,963,000 for the first nine months of 1995 and $27,322,000 for the first nine months of 1994. Cash payments for income taxes were $36,915,000 for the first nine months of 1995 and $40,659,000 for the first nine months of 1994.

Notes to Consolidated Financial Statements

Commitments and Contingencies

Federal Excise Tax and Other Matters Related to the Five-ton Truck Contract

In the third quarter, the Company, the United States Army, and the United States Department of Justice concluded a settlement of Harsco's previously reported claims against the Army relating to Federal Excise Tax arising under a completed 1986 contract for the sale of five-ton trucks to the Army. On September 27, 1995, the Army paid Harsco $49 million in accordance with the settlement terms. Harsco released the Army from any further liability for those claims, and the Department of Justice released Harsco from a threatened action for damages and civil penalties based on an investigation conducted by the Department's Commercial Litigation Branch that has been pending for several years. During the performance of the five-ton truck contract, the Company recorded an account receivable of $62.5 million for its claims against the Army relating to Federal Excise Tax. As a result of accepting the $49 million in settlement, Harsco recorded a non-recurring, pre-tax, non-cash charge of $13.5 million (after-tax charge of $8.2 million, $.32 per share), in the third quarter. The $13.5 million pre-tax charge is included in the Consolidated Statements of Income under Facilities discontinuance and reorganization costs.

The settlement preserves the rights of the parties to assert claims and defenses under the Internal Revenue Code, and rights of the Army and Harsco to claim certain amounts that may be owed by either party to reconcile possible underpayments or overpayments on the truck contract as part of the formal contract close out process.

The settlement does not resolve the potential for a claim from the Internal Revenue Service that, contrary to the Company's position, certain cargo truck models have gross vehicle weights in excess of the 33,000 pound threshold under the Federal Excise Tax law, and therefore are taxable. As previously reported, the Internal Revenue Service has tentatively concluded that those cargo truck models appear to be taxable. If the Internal Revenue Service asserts that the tax is due on these vehicles, the total claim could be $42 million plus interest and penalty, if any. The Company plans to vigorously contest any such tax deficiency. Although there is risk of an adverse outcome, the Company and its counsel believe that these trucks are not taxable. The settlement agreement preserves the Company's right to seek reimbursement of after-imposed tax from the Army in the event that the Internal Revenue Service finds the cargo trucks to be taxable, but the agreement limits the reimbursement to a maximum of $21 million. Additionally, in an earlier contract modification, the Army accepted responsibility for $3.6 million of the potential tax, bringing its total potential responsibility up to $24.6 million.

Under the settlement, the Army agrees that if the cargo trucks are found to be taxable, the 1993 decision of the Armed Services Board of Contract Appeals will apply to the question of Harsco's right to reimbursement from the Army for after-imposed taxes on the cargo trucks, thus in Harsco's view, favorably resolving the principal issues regarding any such future claim by Harsco. Therefore, the Company believes that even if Harsco is unsuccessful in defending against the imposition of the tax on the cargo trucks, the Army would be obligated to reimburse the Company for a majority of the tax, (but not interest or any penalty if any), resulting in a net maximum liability for Harsco of $18 million plus interest and penalty, if any.

In August 1994, the Company and the Government signed a modification to the five-ton truck contract resolving all outstanding contractual matters concerning that agreement with certain limited exceptions including FET related matters. The contract modification included resolution of the Company's claims described in earlier Company filings for contract changes, inadequate technical data package, and delays and disruptions. The modification provided for an increase of $12.5 million in the contract price and payment was received. The price increase yielded net revenue to the Company of approximately $12.0 million after related excise tax and other associated costs. The Company recognized such amount as Other revenue in the Consolidated Statements of Income in the third quarter of 1994.

M9 Armored Combat Earthmover Claim

The Company and its legal counsel are of the opinion that the U.S. Government did not exercise option three under the M9 Armored Combat Earthmover (ACE) contract in a timely manner, with the result that the unit prices for options three, four and five are subject to renegotiation. Claims reflecting the Company's position have been filed with respect to all options purported to be exercised, totaling in excess of $60 million plus interest. No recognition has been given in the accompanying financial statements for any recovery on these claims. In July 1995, the Armed Services Board of Contract Appeals denied the motions for summary judgment which had been filed by both the Company and the Government. The Company intends to continue to pursue its claim before the Armed Services Board of Contract Appeals.

In addition, in 1994 the Company negotiated a settlement with the U.S. Government of a smaller outstanding claim concerning this contract which provided for payment of $3.8 million by the U.S. Government to Harsco. The Company recognized such amount as other revenue in the Consolidated Statements of Income in the first quarter of 1994 and payment has been received.

Other Litigation

On March 13, 1992, the U.S. Government filed a counterclaim against the Company in a civil suit alleging violations of the False Claims Act and breach of a contract to supply M109A2 Self-Propelled Howitzers. The counterclaim was filed in the United States Claims Court in response to the Company's claim of approximately $5 million against the Government for costs incurred on this contract relating to the same issue. In October 1995, Government counsel informed the Company's counsel that at trial it would claim breach of contract damages of $4.8 million plus damages and civil penalties under the False Claims Act totaling $6.8 million. This is a reduction from the previously asserted Government claim of $7.3 million in damages, trebled plus False Claims Act penalties. The Company and its counsel believe it is unlikely that resolution of these claims will have a material adverse effect on the Company's financial position, however, it could have a material effect on quarterly or annual results of operations.

Iran's Ministry of Defense initiated arbitration procedures against the Company in 1991 under the rules of the International Chamber of Commerce for damages allegedly resulting from breach of various contracts executed by the Company and the Ministry of Defense between 1970 and 1978. The contracts were terminated in 1978 and 1979 during the period of civil unrest in Iran that preceded the Iranian revolution. Iran has asserted a claim under one contract for repayment of a $7.5 million advance payment it made to the Company, plus interest at 12% through June 27, 1991 in the amount of $25.3 million. Iran has also asserted a claim for damages under other contracts for $76.3 million. The Company has asserted various defenses and also has filed counterclaims against Iran for damages in excess of $7.5 million which it sustained as a result of Iran's breach of contract, plus interest. The arbitration hearing is scheduled for January, 1996. The Company's management and its counsel believe it is unlikely that resolution of these claims will have a material adverse effect on the Company's financial position or results of operations.

In 1992, the United States Government through its Defense Contract Audit Agency commenced an audit of certain contracts for sale of tracked vehicles by the Company to foreign governments, which were financed by the United States Government through the Defense Security Assistance Agency. The Company cooperated with the audit and responded to a number of issues raised by the audit. In September 1994, the Company received a subpoena issued by the Department of Defense Inspector General seeking various documents relating to sale contracts between the Company and foreign governments which were funded by the Defense Security Assistance Agency. The Company is continuing to cooperate and is responding to the subpoena. Based on discussions with the agent in charge and the government auditors, it appears that the investigation focuses on whether the Company improperly certified requests for and received progress payments in advance of the schedule permitted by the Defense Security Assistance Agency regulations and Company certifications. The Company's management and its counsel believe it is unlikely that this issue will have a material adverse effect on the Company's financial position or results of operations.

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

On August 29, 1994, the Company filed a legal action in the United States District Court for the Southern District of New York against certain former shareholders of MultiServ International N.V. seeking recovery of damages arising from misrepresentations which the Company claims were made to it in connection with its purchase of the MultiServ International N.V. stock on August 31, 1993. The Complaint seeks damages in an amount to be determined.
On April 4, 1995, the court dismissed various elements of the Company's claims and allowed the Company to amend its complaint with respect to other elements. At the Company's request, the Court dismissed the remaining claims which then allowed the Company to file an appeal in the United States Court of Appeals for the Second Circuit. The Company has settled its claims with A. H. H. Bowden, but continues to pursue its appeal with respect to claims against the other defendants.

Environmental

The Company is involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites. While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company. The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Consolidated Balance Sheets at September 30, 1995 and December 31, 1994, include an accrual of $5.6 and $6.2 million respectively for environmental matters. The first nine months of 1995 and 1994 include charges to earnings amounting to $.2 and $.6 million, respectively.

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

Other

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

Opinion of Management

Financial information furnished herein, which is unaudited, reflects in the opinion of management all adjustments (all of which are of a recurring nature) that are necessary to present a fair statement of the interim period.

                  HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

FINANCIAL CONDITION

Cash provided by operating activities was $198.8 million in the first nine months of 1995, reflecting, among other things, a $68.7 million decrease in accounts receivable which include the claim settlement of $20.4 million recognized in December 1994 and received from the U.S. Government in February 1995 and the $49 million Federal Excise Tax reimbursement on the completed five-ton truck contract received in September. As previously reported, to the extent that any portion of the Federal Excise Tax is not recovered, additional losses on the contract will have to be recognized, but there would be little impact on cash flows. By accepting the $49 million settlement, as payment for the $62.5 million receivable recorded during the performance of the contract, the Company recorded a pre-tax, non-cash charge of $13.5 million (after tax charge of $8.2 million). Cash provided by operating activities during the first nine months of 1995 also includes distributions of $27.2 million from unconsolidated entities.

Cash used by investing activities included capital expenditures of $85.8 million and $3.4 million for the acquisition of Fabsco and $0.7 million for an aluminum cylinder shell producer business. Total consideration for Fabsco was $14.8 million with the assumption of debt and other liabilities. Cash flow used for financing activities included a net decrease in long-term debt of $72.0 million, which included the purchase at market of $10.5 million of the Company's outstanding 8-3/4% 10 year notes due May 1996, a $9.7 million reduction of short-term debt, and $28.0 million of cash dividends paid on common stock. Cash and cash equivalents increased $14.7 million to $58.3 million at September 30, 1995.

Other matters which could affect cash flows in the future are discussed under
Part I, Item 1 and in the 1994 Annual Report to Shareholders under Note 10, "Commitments and Contingencies."

Harsco continues to maintain a good financial position, with net working capital of $108.6 million, down from the $254.3 million at December 31, 1994, principally due to the increase in current maturities of debt related to 8 3/4% 10 year notes due May 1996 and the result of the settlement of the Federal Excise Tax reimbursement from the U.S. Government. Current assets amounted to $515.1 million, and current liabilities were $406.5 million, resulting in a current ratio of 1.3 to 1, below the 1.9 to 1 at year-end 1994. With total debt at $298.6 million and equity at $628.8 million at September 30, 1995, the total debt as a percent of capital was 32.2%, which is lower than the 38.6% at December 31, 1994.

The stock price range during the first nine months was 59 3/8 - 39 5/8. Harsco's book value per share at September 30, 1995, was $24.83, compared with $23.08 at year-end 1994. The Company's annualized return on average equity for the first nine months of 1995 was 15.0%, compared with 15.7% for the year 1994. The annualized return on average assets was 13.8%, compared with the 13.5% for the year 1994. The annualized return on capital for the first nine months was 11.5%, compared with 11.0% for the year 1994.

In June, the Company amended its $300 million, October 1993 credit facility with a syndicate of nineteen banks. The amended and restated five-year facility consolidates two prior agreements and, as amended, extends maturity to June 2000, provides for greater financial flexibility and reduced fees and interest margins. The new agreement is a $300 million unsecured revolving five-year facility available in U.S. dollars or Eurocurrencies and serves as back-up to the Company's commercial paper program. As of September 30, 1995, there were no borrowings outstanding under this syndicated credit facility.

The Company also has a commercial paper borrowing program under which it can issue up to $150 million of short-term notes in the U.S. commercial paper market. The Company limits the aggregate commercial paper and syndicated credit facility borrowings at any one time to a maximum of $300 million. At September 30, 1995, the Company had no outstanding commercial paper debt.

Harsco's outstanding long-term notes are rated A by Standard & Poor's and Baa1 by Moody's. Harsco's commercial paper is rated A-1 by Standard & Poor's, F-1 by Fitch Investors Service and P-2 by Moody's. The Company also has on file, with the Securities and Exchange Commission, a Form S-3 shelf registration for the possible issuance of up to an additional $200 million of new debt securities, preferred stock or common stock.

As indicated by the above, the Company's financial position and debt capacity should enable it to meet its current and future requirements. As additional resources are needed, the Company should be able to obtain funds readily and at competitive costs.

RESULTS OF OPERATIONS
THIRD QUARTER OF 1995 COMPARED
WITH THIRD QUARTER OF 1994

Third quarter revenues of $385.5 million were 2% higher than last year's comparable period. Higher sales were reported for two of the three operating groups and for most product classes, particularly for metal reclamation and mill services, gas control and containment, process equipment and railway maintenance equipment. These increases were partially offset by the absence of school bus sales, as the Company ceased this operation in June 1995, which was responsible for the third operating group not reporting higher sales. Equity in income of unconsolidated entities of $10.9 million decreased, due to expected lower earnings from Harsco's share of the income from its investment in United Defense, L.P., as compared to $16.9 million for third quarter of 1994. Other revenues also decreased, due to the nonrecurring $12.0 million third quarter of 1994 negotiated claim settlement with the U.S. Government concerning the completed five-ton truck contract.

Cost of sales increased, principally due to higher volume. Selling, general and administrative expenses decreased, principally as a result of exiting the school bus business. On a comparative basis, facilities discontinuance and reorganization costs increased due to the non-cash charge of $13.5 million relating to the settlement of the Federal Excise Tax reimbursement on the completed five-ton truck contract (in which the Company accepted $49 million for the related $62.5 million receivable), and a $2.1 million provision for asset impairment relating to the remaining fixed assets of the school bus operation. The third quarter of 1994 includes facilities discontinuance and reorganization costs of $4.7 million relating to the net realizable value of the investment in the five-ton truck business, and the $3.7 million provision for the discontinuance and rationalization of administrative facilities at several foreign metal reclamation and mill services locations.

Income before taxes and minority interest decreased 24% from the comparable period last year, due to the non-cash charge of $13.5 million relating to the settlement of the Federal Excise Tax reimbursement with the U.S. Government discussed earlier. This was partially offset by higher earnings for metal reclamation and mill services, gas control and containment products, grating, railway maintenance equipment and scaffolding, shoring and forming equipment.

Net income of $18.4 million was down 18% from the comparable period in 1994 due to the previously discussed non-cash charge of $13.5 million ($8.2 million after tax). The effective income tax rate for the third quarter of 1995 was 39%, versus 43.7% in 1994. The lower income tax rate is primarily due to lower effective tax rates on international earnings as well as a reduction in losses sustained in certain international operations for which there is no tax benefit. The lower income tax rate is also due to reduced state income taxes related to the change in the mix of U.S. and international income.

Sales of the Metal Reclamation and Mill Services Group, at $153.1 million, were 12.7% above 1994's third quarter, due to higher volumes in certain European countries, favorable foreign exchange rates, and higher volumes in North America. Sales for the Infrastructure and Construction Group, at $100.6 million, were down from last year's similar period, reflecting the closure of the school bus operation in June 1995. All other operations posted increases, lead principally by railway maintenance equipment and grating. Sales for the Process Industry Products Group, at $120.4 million, were well ahead of the prior year's third quarter, as most product lines within this group posted higher sales, particularly for gas control and containment products.

Third quarter 1995, operating profit for the Metal Reclamation and Mill Services Group, excluding the impact of expense items relating to facilities discontinuance and reorganization costs, was $22.9 million, up 38% from the comparable period last year, reflecting the improved operating performance, as well as business conditions and the favorable impact of the decline of the U.S. dollar against certain European currencies. After including the impact of facilities discontinuance and reorganization costs, operating profit of $21.8 million for the Group was 68% more than in the prior year. The Infrastructure and Construction Group posted an operating profit of $12.3 million, excluding the impact of expense items relating to facilities discontinuance and reorganization costs, which was significantly ahead of the 1994 third quarter due to the improved performance of the grating, railway maintenance equipment, and scaffolding, shoring and forming equipment product lines and the reduction of losses related to the school bus business which ceased operations in June 1995. After including the impact of facilities discontinuance and reorganization costs (which included the $13.5 million pre-tax charge for the Federal Excise Tax settlement and the $2.1 million pre-tax charge for the school bus operation) the Group incurred a $3.2 million loss. Operating profit for the Process Industry Products Group, at $10.9 million, was up 39% over the prior year reflecting improved performance, principally for the gas control and containment product line.

FIRST NINE MONTHS OF 1995 COMPARED WITH
FIRST NINE MONTHS OF 1994

Revenues for the first nine months were $1.148 billion, 6% above last year's comparable period. The increase was primarily due to higher sales for metal reclamation and mill services, gas control and containment equipment, grating, scaffolding, shoring and forming equipment, and to a lesser extent roofing granules and abrasives. Additionally, higher revenues included sales from an acquisition made in the first quarter of 1995. These increases were partially offset by the expected decrease in income from the Company's equity investment in United Defense, L.P., as well as the impact of exiting the school bus operation and divesting an operation in the fourth quarter of 1994. On a comparative basis, revenues for the first nine months of 1994 include a $5.9 million pre-tax gain on the sale of the remaining holdings of an investment in a marketable equity security and $15.8 million due to the negotiated settlement of two claims with the U.S. Government.

Cost of sales increased, principally due to higher volume. Selling, general and administrative expenses decreased as a result of exiting the school bus operation and the impact of divesting a company in the fourth quarter of 1994, which more than offset higher compensation costs and the inclusion of an acquired company, in the first quarter of 1995.

Income before taxes and minority interest was up 7% from the comparable period last year due to improved performance for all three operating groups. The effective income tax rate for 1995 is 39.0%, versus 43.7% in 1994. The lower income tax rate is primarily due to lower effective tax rates on international earnings as well as a reduction in losses sustained in certain international operations for which there is no tax benefit. The lower income tax rate is also due to reduced state income taxes related to the change in the mix of U.S. and international income.

Higher earnings in the first nine months of 1995 were due principally to improved results for metal reclamation and mill services, grating, gas control and containment equipment, structural composites, as well as roofing granules and abrasives. Income benefited in 1995 from the impact of a pre-tax $5.9 million net foreign currency translation exchange gain arising from the decline in the U.S. Dollar against certain European currencies which more than offset a pre-tax $3.5 million foreign currency translation exchange loss due to the devaluation of the Mexican peso. Lower earnings were recorded for the Company's share of income in its equity investment in United Defense, L.P., as well as pipe fittings and railway maintenance equipment. Continuing operating losses during the planned shutdown of the school bus operation, were lower than operating losses incurred in the first nine months of 1994. The Company ceased all school bus operations in June 1995. In September 1995, the Company recorded a non-cash, pre-tax charge of $13.5 million ($.32 earnings per share) arising from the settlement of the Federal Excise Tax reimbursement claim with the U.S. Government. As a result of the settlement, the Company received a $49.0 million payment which was offset against a $62.5 million receivable recorded during the performance of the contract. Additionally, the Company recorded a pre-tax provision $2.1 million ($.05 earnings per share) for the valuation of the remaining school bus operation plant and equipment in Marysville, Ohio. On a comparative basis, favorably affecting 1994's first nine months results were a pre-tax $5.9 million ($.14 earnings per share) gain on the sale of the remaining holdings of an investment in a marketable equity security and $15.8 million ($.35 earnings per share) of pre-tax income resulting from the negotiated settlement of two claims with the U.S. Government. These favorable items in 1994 were partially offset by $11.0 million ($.25 earnings per share) of expense for facilities discontinuance and reorganization costs related to the Metal Reclamation and Mill Services and Infrastructure and Construction Groups. Interest expense decreased as a result of the continued liquidation of the Company's outstanding debt. Net income of $68.4 million, was up 17% from the comparable period in 1994. This income was the highest first nine months performance in the history of the Company, excluding an accounting change in the first nine months of 1993.

Sales of the Metal Reclamation and Mill Services Group, at $446.0 million, were well above 1994's first nine months, due to improved business conditions, particularly in Europe, as well as North America. The favorable impact of the decline in the U.S. Dollar against certain European currencies, particularly the French franc, Belgian franc and German mark also contributed to increased revenues for the Group. Sales for the Infrastructure and Construction Group at $302.7 million, were slightly ahead of last year's similar period. Grating and scaffolding equipment sales increased modestly from 1994. Sales for the Process Industry Products Group, at $359.6 million, were ahead of the prior year's first nine months. The improvement included increased sales for most product classes, as well as sales from an acquisition made in the first quarter of 1995.

Operating profit of $60.2 million for the Metal Reclamation and Mill Services Group, excluding the impact of expense items relating to facilities discontinuance and reorganization costs, was up 80% from 1994 principally due to improved operating performance as well as business conditions, the favorable effects of cost reduction efforts, and the favorable impact of the decline in the U.S. Dollar against certain European currencies as previously discussed. After including the impact of facilities discontinuance and reorganization costs, operating profit of $57.6 million for the Group was more than twice the amount recorded in the prior year. The Infrastructure and Construction Group posted an operating profit of $25.5 million, excluding the impact of expense items relating to facilities discontinuance and reorganization costs, which significantly exceeded 1994's first nine months. All continuing product classes posted improved results, except railway maintenance equipment which benefited in 1994 from two large shipments to international customers. On a comparative basis, operating losses during the planned shutdown of the school bus operation, were lower than operating losses incurred in the first nine months of 1994. After including the impact of facilities discontinuance and reorganization costs (which included the $13.5 million pre-tax charge for the Federal Excise Tax settlement and the $2.1 million pre-tax charge for the school bus operation as previously discussed) operating profit of $9.6 million for the Group was up 52% from 1994. Operating profit for the Process Industry Products Group, at $32.0 million, was up 15% from the prior year's first nine months and reflected significantly improved results for gas control and containment equipment which more than offset slightly lower earnings for pipe fittings.

                  HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Information on legal proceedings is included above under Part I, Item 1., the section labeled "Commitments and Contingencies."

                  HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                          PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

a.) On September 26, 1995, Harsco Corporation announced that the Board of Directors declared a quarterly cash dividend of 37 cents per share, payable November 16, to shareholders of record on October 16, 1995.

b.) On August 23, Harsco Corporation announced that, William D. Etzweiler, Senior Vice President and Chief Operating Officer, will assume responsibility for all three operating groups; adding Infrastructure and Construction to his current assignments of Metal Reclamation and Mill Services and Process Industry Products. Barrett W. Taussig, Senior Vice President and Chief Operating Officer, of its Infrastructure and Construction Group stepped down as part of Harsco's continued de-emphasis of the defense sector.

c.) On September 25, Harsco announced that the U.S. Army has paid the Company $49 million in cash to settle a disputed federal excise tax reimbursement claim on a completed 1986 contract for five-ton trucks manufactured for the U.S. Army Tank- Automotive Command. The agreement also releases Harsco from other potential government and Army legal actions related to the contract.

         As a result of the settlement, Harsco offset the $49 million payment against a $62.5 million receivable recorded during the performance of the contract. Consequently, the company recorded a non-cash, pre-tax charge of $13.5 million (after-tax charge of $8.2 million or 32 cents per share), in the third quarter.

d.) The Company announced on November 7, 1995 that it has signed a letter of intent to acquire Symons Corporation, a supplier of prefabricated concrete forming equipment, in exchange for 500,000 shares of Harsco common stock.

         Symons, a privately owned company, has eight manufacturing facilities and 28 branch sales locations throughout the United States. Annual revenues are approximately $90 million. Harsco intends to combine Symons' operations with those of Harsco Corporation's existing Patent Construction Systems Division.

         The transaction is conditioned upon negotiation of a definitive agreement and final approval of the parties.

ITEM 6(a.) EXHIBITS

The following exhibits are attached:

a.) Exhibit No. 10a. Material Contracts - Agreement with Barrett W. Taussig dated August 22, 1995.

b.) Exhibit No. 10b. Material Contracts - Settlement Agreement dated September 19, 1995, among the Company, the United States Army and the United States Department of Justice.

c.)   Exhibit No. 11  Computation of Net Income Per Common Share.

d.)   Exhibit No. 12  Computation of Ratios of Earnings to Fixed Charges.

e)    Exhibit No. 27   Financial Data Schedule


ITEM 6(b.) Reports on Form 8-K

a.) An 8-K was filed September 27, 1995 dealing with the settlement of the Federal Excise Tax Reimbursement Claim with the United States Army and Department of Justice.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        HARSCO CORPORATION
                                  ------------------------------
                                           (Registrant)



DATE       11/7/95                /S/ Leonard A. Campanaro
    ------------------------      ------------------------------
                                  Leonard A. Campanaro
                                  Senior Vice President and
                                  Chief Financial Officer


DATE       11/7/95                /S/ Salvatore D. Fazzolari
    ------------------------      ------------------------------
                                  Salvatore D. Fazzolari
                                  Vice President and Controller

                                EXHIBIT INDEX
                                -------------

Exhibit No.                     Description
-----------                     -----------

Exhibit 10a   Material Contracts - Agreement with Barrett W. Taussig
                  dated August 22, 1995.

Exhibit 10b   Material Contracts - Settlement Agreement dated
                  September 19, 1995, among the Company, the United States Army and the United States Department of Justice.

Exhibit 11    Computation of Net Income Per Common Share.

Exhibit 12    Computation of Ratios of Earnings to Fixed Charges.

Exhibit 27    Financial Data Schedule