Form 10-K405
period 1995-12-31
HARSCO CORP
filed 1996-03-26
CIK 45876

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                           OF 1934 [FEE REQUIRED]
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR15(d)OF THE SECURITIES EXCHANGE
                         ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 1995       Commission file number 1-3970

                               HARSCO CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                   23-1483991
(State or other jurisdiction of         (I.R.S. employer identification number)
incorporation or organization)

  Camp Hill, Pennsylvania                                  17001-8888
Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code           717-763-7064

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
          Title of each class                          on which registered
          -------------------                          ---------------------
Common stock, par value $1.25 per share                New York Stock Exchange
                                                       Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:


                                      NONE
                                (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.   /X/

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES /X/    NO / /

The aggregate market value of the Company's voting stock held by non-affiliates of the Company as of February 29, 1996 was $1,659,009,792.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


              Classes                          Outstanding at February 29, 1996
              -------                          --------------------------------
Common stock, par value $1.25 per share               25,136,512
Preferred stock purchase rights                       25,136,512

                       Documents Incorporated by Reference

Selected portions of the Notice of 1996 Meeting and Proxy Statement are Incorporated by Reference in Part III of this Report.

The Exhibit index (Item No. 14) is located on pages 74 to 83.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES

                         INFORMATION REQUIRED IN REPORT

                                    --------

                                     PART I


Item 1. Business:

(a) Description of Business:

Harsco Corporation ("the Company") is a diversified industrial services and manufacturing company. The principal lines of business are: industrial mill services that are provided to steel producers in 28 countries; scaffolding services to the construction and industrial maintenance markets primarily in North America; railway maintenance equipment and services that are provided to U.S. railroads and other international customers; gas control and containment products for customers worldwide, and, several other lines of business including, but not limited to, grating, pipe fittings, process equipment and roofing granules. The Company's operations fall into three Operating Groups:
Metal Reclamation and Mill Services; Infrastructure and Construction; and Process Industry Products. The Company has over 175 major facilities in 29 countries, including the United States. Harsco also holds a 40% ownership in United Defense, L.P., a $1.0 billion partnership with FMC Corporation, which principally manufactures ground combat vehicles for the U.S. and international governments.

In 1995, the Infrastructure, Construction and Transportation Group was renamed the Infrastructure and Construction Group due to the Company's announced exit from the school bus business. The Company ceased all bus operations in June 1995. Truck operations were ended in June 1994.

In 1994, the Company formed new Operating Groups. The new Groups were formed because: (1) the Company is no longer directly involved in the Defense business as a result of the formation of United Defense, L.P., effective January 1, 1994, to which the Company contributed its military tracked vehicle business and has an equity interest of 40% in the partnership, and the completion of the five-ton truck contract with the U.S. Government and related conversion to a school bus business in 1993; and (2) due to the acquisition of MultiServ International, N.V. which substantially increased the Company's presence in metal reclamation and mill services. This significant strategic refocusing of the Company necessitated the new Group structure. Except for Defense, because it is no longer a Group, the Company restated all the Operating Groups for the periods presented.

The operations of the Company in any one country, except the United States, do not account for more than 10% of sales. In 1995, no single customer or group under common control represented 10% or more of the Company's sales. There are no significant intergroup sales.

The Company's operations are conducted through 9 divisions, each of which has its own executive, supervisory and operating personnel. Each division has general responsibility for its own activities, including marketing. At the Company's headquarters, an executive management group, most of whom have been associated with the Company for many years, manages and provides leadership for business activities. This management group is responsible for establishing basic Company policy and strategic direction, especially in the areas of long-range planning, capital investment and finance, and, in addition, makes available to operating personnel technical assistance in a number of specialized fields.

(b) Financial Information about Industry Groups:

Financial information concerning Industry Groups is included in Note 16 to the consolidated financial statements under Item 8, "Financial Statements and Supplementary Data".

(c) Narrative Description of Business:

     (1) A narrative description of the businesses by Operating Group is as follows:

Metal Reclamation and Mill Services

Under metal reclamation and mill services, the Company provides specialized services to steel producers and non-ferrous metallurgical industries worldwide. The services provided include metal reclamation, scrap handling, cleaning of slag pits, handling of raw material and molten slag, filling and grading of specified areas and the renting of various types of plant equipment. Highly specialized recovery and cleaning equipment, installed and operated on the property of steel producers, together with standard materials handling equipment, including drag lines, cranes, bulldozers, tractors, hauling equipment, lifting magnets and buckets, are employed to reclaim metal. The customer uses this metal in lieu of steel scrap and makes periodic payments to the Company based upon the amounts of metal reclaimed. The nonmetallic residual slag is graded into various sizes at on-site Company-owned processing facilities and sold commercially. Graded slag is used as an aggregate material in asphalt paving applications, railroad ballast and building blocks. The Company also provides in-plant transportation and other specialized services including slab management systems, scrap management, iron making services, general plant services, and recycling technology. Similar services are also provided to non-ferrous metallurgical industries.

This industry group includes the Eastern and Western Regions of the Heckett MultiServ Division which operates in 28 countries on four continents.

During 1995, the Company received two major long-term contracts for metal reclamation and mill services, one at IPSCO Steel in Montpelier, Iowa, valued at $100 million over the next 10 years, and the other valued at $50 million over a ten year period at Gallatin Steel in its new Ghent, Kentucky facility. Additionally, a ten year add-on contract valued at $50 million was signed with Italy's AST, one of the world's largest stainless steel mills, and a $100 million 15-year contract was signed with Mexico's Hylsa Flat products group. New contracts developing in the Middle East in Bahrain, Egypt and Saudi Arabia, as well as a copper slag handling contract in Spain, will help grow the business in the coming year.

For 1995, the percentage of consolidated net sales for metal reclamation and mill services was 40%.

Infrastructure and Construction

Major product classes in this Group are scaffolding, shoring and concrete forming equipment and services, railway maintenance equipment and services, and industrial grating products. This Group also provides roofing granules and slag abrasives and miscellaneous products.

The Group's scaffolding, shoring and concrete forming operations include steel and aluminum support systems that are leased or sold to customers through a North American network of some 40 branch offices. Also, the New Orleans-based Plant Services unit provides safe, cost-effective scaffolding and erection/dismantling services to refineries and the petrochemical sector.
Major projects of the Company included the Seattle Kingdome Arena, the San Francisco City Hall, Houston Intercontinental Airport, and McGuire Air Force Base, as well as a concrete forming and shoring contract for the new Visitor's Center at South Dakota's celebrated Mt. Rushmore National Monument. In 1995, the Company signed a contract with TransAmerican Refining Corporation to supply scaffolding access equipment and services for the revamp and rebuild of the refinery's Goodhope, Louisiana, East and West plants. The contract is expected to generate an estimated $4 million in revenues over the next two years.

The Company's product class of railway maintenance equipment and services includes track machinery, which services private and government-owned railroads and urban transit systems. This machinery is classified in the categories of sleeper renewal, spike driving, Hy-Rail, rail grinding, tamping, ballast maintenance, track renewal, track geometry, utility vehicle and rail and overload line equipment. Increased capital investment in contract service equipment was ongoing to accommodate the higher demand for service work from North American railroads.

In 1995, the Company negotiated a multi-year agreement with the Santa Fe Railway that significantly alters how major carriers handle their maintenance needs. This change involves the Company supplying all the equipment and managing all the labor of the railroad's extensive long-term tie renewal program. The Company's leadership in track construction maintenance quality was confirmed when the South Carolina plant was awarded ISO 9001 quality certification. At December 31, 1995, the backlog of equipment orders was $33 million.

The Company manufactures a varied line of industrial grating products at numerous plants in North America. The Company produces riveted, pressure-locked and welded grating in steel and aluminum, used mainly in industrial flooring applications for power, paper, chemical, refining and processing applications. The Company also produces varied products for bridge and decking uses, as well as fiberglass grating used principally in the process industries. At December 31, 1995, the backlog was 37% ahead of the backlog at year-end 1994.

The Company's industrial grating and bridge-decking products continue to grow, as the need to rebuild the nation's aging infrastructure has become increasingly apparent. Major activities in 1995 included New York's Williamsburg Bridge, the Troy-Menands Bridge over the Hudson River and Florida's Million Dollar Bridge, as well as some decking at a USX plant in Alabama and a General Motors facility in Cleveland, Ohio.

Slag abrasives and roofing granules are products from utility coal slag and are processed at 15 locations in 12 states. Slag abrasives are used for industrial surface preparation and cleaning of bridges, ship hulls and various structures. Roofing granules, including color granules, are sold to roofing shingle manufacturers.

For 1995, percentages of consolidated net sales of certain product classes were as follows: scaffolding, shoring and concrete forming equipment, 8%; railway maintenance equipment, 7%; grating, 7%; roofing granules, slag abrasives and miscellaneous, 4%.

Process Industry Products

Major product classes in this Group are gas control and containment, pipe fittings and process equipment. Other classes include composite products, metal fabrication and wear products.

Gas containment products include propane tanks; cryogenic equipment such as bulk storage tanks, refrigerators, ozone-free refrigeration systems, dewars and freezers, and liquid cylinders; high pressure cylinders; and composite products; while gas control products include valves and regulators serving a variety of markets. At the California-based facility where the Company is the world's leading producer of composite cylinders, the NGVFUELTANKS continued to gain acceptance, particularly in the mass transit vehicle market.

The enhanced CO2 Liquidator, which stores carbon dioxide in liquid form and dispenses it as gas to provide carbonation for soft drinks, has gained momentum in the fast-food restaurant industry, as well as convenience stores. In 1995 the company signed an exclusive contract with Arby's, Inc. to supply liquid carbon dioxide systems for soft drinks at 350 Arby's restaurants.

Under the valves and regulators product line, an innovative propane cylinder valve for 20-pound cylinders on gas grills continues to gain in the market place. This propane valve is the barbecue grill standard for the entire industry, because of its improved safety and convenience. The new scuba regulator, the Minimus(R), which is 35% smaller than standard octopus units for handling ease and protection of sea life, has gained market acceptance.

During the year, the Company expanded its Malaysian cryogenic plant, which was opened in the early 1990's, to serve the fast growing Asia Pacific markets. Additional capacity was added to the Company's gas control and scuba diving product lines with a new plant near Niagara Falls, New York.

Harsco's diverse product class of process equipment includes these product lines: heat transfer equipment, mass transfer equipment, air-cooled heat exchangers, fractionation trays, process equipment, blenders, dryers, protective linings and wear products, including bar, plate and fabrication, and manganese products.

During the first quarter of 1995, the Company acquired Fabsco, an Oklahoma-based manufacturer of heat transfer equipment, which was folded into its existing air-cooled heat exchanger business. The Thermific Boiler, which entered the market several years ago, created additional demand with the introduction of the "lo-hi-lo boiler" which has generated considerable buyer interest.

The Company is a major supplier of pipe fittings for the plumbing, industrial, hardware and energy industries and produces a variety of product lines, including forged and stainless steel fittings, conduit fittings, swage nipples and couplings.

For 1995, percentages of consolidated net sales of certain product classes were as follows: gas control and containment, 16%; process equipment, 8%; pipe fittings, 7%; and three others, including structural composites, specialty metal fabrications and wear products, 2%.

Unconsolidated Entities

The Company has a 40% interest in United Defense, L.P., which principally manufactures ground combat vehicles for the U.S. and international governments. The Company's other equity investments provide metal reclamation and mill services as described earlier.

For United Defense, L.P. operating performance, as expected, was down in 1995; however, the decline was much less than anticipated. Sales of the partnership fell 10 percent to $967.6 million. Through its 40 percent equity ownership, Harsco recorded $54.1 million in pre-tax income from its investment compared to $61.9 million in 1994. The partnership also continued to generate significant amounts of cash flow, with Harsco receiving $37.8 million in distributions in 1995.

The Bradley A3 remains United Defense's major product development effort. Through it, the joint venture is building capabilities to be the designer of electronic architecture, systems and software for the Army of the future. New contracts during the year included a $28 million Bradley C2V contract from the U.S. Tank-Automotive and Armaments Command; a $30 million Bradley FIST Engineering and Manufacturing Development contract from the U.S. Army; and a $77 million contract for Bradley Systems Technical Support for an unprecedented four years. This will allow United Defense to provide Bradley and Multiple Launch Rocket System customers with engineering, logistics, quality and field support services through 1999.

Work continued in 1995 to lead an industry team into the $1 billion five year demonstration/validation phase of the Crusader Advanced Field Artillery System
(AFAS) development program, awarded last year. As the prime contractor for the development of the Crusader -- the U.S. Army's next generation of howitzer and resupply vehicles -- current work includes engineering and technology demonstrators.

International sales remained healthy. A joint venture company based in Saudi Arabia won a $213 million contract to provide contractor logistics and tactical and combat service support training to the Royal Saudi Land Forces through 1998. A $49 million contract was received from the Republic of Austria, calling for 54 M109A5 howitzers to be built to a unique configuration. Also an $85 million contract from Thailand to provide 82 M113 vehicles in six variations over a two year period and a $33 million order from Samsung Aerospace for 55 additional M9 ACEs under an ACE co-production program launched in 1991.

In new products, work continues on the M88 Improved Recovery Vehicle (IRV) for both the U.S. Army and the Kingdom of Kuwait. Funding has also been received for the Battle Command Vehicle, the Armored Medical Vehicle and the Bradley Fire Support Vehicle.

(1) (i) The products and services of Harsco can be divided into a number of classes. The product classes that contributed 10% or more as a percentage of consolidated net sales in any of the last three fiscal years are as set forth in the following table.



                                             1995  1994  1993
                                             ----  ----  ----
      Metal Reclamation and Mill Services      40%   38%   19%
      Gas Control and Containment              16    15    13
      Tracked Vehicles                          -     -    24


(1) (ii) New products and services are added from time to time; however, currently none require the investment of a material amount of the Company's assets.

(1) (iii) The manufacturing requirements of the Company's operations are such that no unusual sources of supply for raw materials are required. The raw materials used by the Company include principally steel and to a lesser extent aluminum which usually are readily available.

(1) (iv) While Harsco has a number of trademarks, patents and patent applications, it does not consider that any material part of its business is dependent upon them.

(1) (v) Harsco furnishes building products and materials and a wide variety of specialized equipment for commercial, industrial, public works and residential construction which are seasonal in nature. In 1995, construction related operations accounted for 11% of total sales.

(1) (vi) The practices of the Company relating to working capital items are not unusual compared with those practices of other manufacturers servicing mainly industrial and commercial markets.

(1) (vii) No material part of the business of the Company is dependent upon a single customer or a few customers, the loss of any one of which would have a material adverse effect upon the Company.

     Sales to U.S. Government agencies in 1995 and 1994 amounted to less than 1% of total sales. Sales to U.S. Government agencies in 1993 amounted to 21% of total sales. The decrease is due to the formation of United Defense L.P., effective January 1, 1994, to which the Company contributed its military tracked vehicle business, and the completion in 1993 of the five-ton truck contract with the U.S. Government.

(1) (viii) Backlog of orders stood at $157,129,000 and $160,703,000 as of December 31, 1995 and 1994, respectively. It is expected that approximately 10% of the total backlog at December 31, 1995, will not be filled within 1996. There is no significant seasonal aspect to the Company's backlog. The backlog at December 31, 1994 included $15,718,000 of orders for the bus business which ceased operations in June 1995.

(1) (ix) Under the terms and regulations applicable to government contracts, the Government has the right to terminate its contracts with United Defense L.P. (40% owned by Harsco) in accordance with procedures specified in the regulations and, under certain circumstances, has the right to renegotiate profits. The partnership pretax income amounted to 34% and 42% of total Harsco pretax income in 1995 and 1994, respectively.

(1) (x) The various fields in which Harsco operates are highly competitive and the Company encounters active competition in all of its activities from both larger and smaller companies who produce the same or similar products or services or who produce different products appropriate for the same uses.

(1) (xi) The expense for internal product improvement and product development activities was $4,876,000, $5,463,000 and $5,167,000 in 1995, 1994 and 1993,
respectively. Customer-sponsored research and development expenditures were $978,000, $703,000 and $23,008,000, in 1995, 1994 and 1993, respectively. The decrease in customer-sponsored research and development expenditures from 1993 to 1994 is due to the formation of United Defense L.P., effective January 1, 1994, to which the Company contributed its military tracked vehicle business, and the completion of the five-ton truck contract with the U.S. Government.

(1) (xii) The Company has become subject, as have others, to more stringent air and water quality control legislation. In general, the Company has not experienced substantial difficulty in complying with these environmental regulations in the past and does not anticipate making any major capital expenditures for environmental control facilities in 1996 or 1997. While the Company expects that environmental regulations may expand, and its expenditures for air and water quality control will continue, it cannot predict the effect on its business of such expanded regulations. For additional information regarding environmental matters see Note 1 and Note 10 to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data".

(1) (xiii) As of December 31, 1995, the Company had approximately 13,200 employees.

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND
     DOMESTIC OPERATIONS AND EXPORT SALES:

Financial information concerning foreign and domestic operations and export sales is included in Note 16 to the consolidated financial statements under Item 8, "Financial Statements and Supplementary Data".


Item 2. Properties:

Information as to the principal plants owned and operated by Harsco is summarized in the following table:

                                 Floor Space
Location                          (Sq. Ft.)      Principal Products
--------                          --------       ------------------
Infrastructure and Construction:

Fairmont, Minnesota               312,000        Railroad Equipment
West Columbia, South Carolina     224,000        Railroad Equipment
Nottingham, England                33,000        Railroad Equipment

Long Island City, New York         48,000        Grating
Nashville, Tennessee              212,000        Grating
Nashville, Tennessee               83,000        Grating
Charlotte, North Carolina          23,000        Grating
Madera, California                 42,000        Grating
Leeds, Alabama                     45,000        Grating
Cheswick, Pennsylvania             54,000        Grating
Channelview, Texas                 82,000        Grating

Queretaro, Qro, Mexico             63,000        Grating

Marion, Ohio                      135,000        Construction Equipment

Moundsville, West Virginia         12,000        Roofing Granules/Abrasives
Drakesboro, Kentucky               19,000        Roofing Granules
Gary, Indiana                      15,000        Roofing Granules/Abrasives


Item 2. Properties (continued):



                                  Floor Space
Location                           (Sq. Ft.)     Principal Products
--------                          ---------      ------------------
Process Industry Products:

West Jefferson, Ohio              144,000        Pipe Fittings
Crowley, Louisiana                172,000        Pipe Fittings
Houston, Texas                     26,000        Pipe Fittings
Chicago, Illinois                  35,000        Pipe Fittings
Hamden, Connecticut                47,000        Pipe Fittings

Vanastra, Ontario, Canada          55,000        Pipe Fittings

East Stroudsburg, Pennsylvania    172,000        Process Equipment
Port of Catoosa, Oklahoma         131,000        Heat Exchangers
Tulsa, Oklahoma                    41,000        Fractionation Trays
Tulsa, Oklahoma                    13,000        Fractionation Trays
Sapulpa, Oklahoma                  74,000        Heat Exchangers
Sapulpa, Oklahoma                  52,000        Heat Exchangers
Tulsa, Oklahoma                    80,000        Heat Exchangers
Birmingham, Alabama               133,000        Wear Products
Bilston, England                   37,000        Fractionation Trays
Lockport, New York                104,000        Valve Manufacturing
Niagara Falls, New York            45,000        Valve Manufacturing

Jessup, Georgia                    43,000        Propane Tanks
Bloomfield, Iowa                   40,000        Propane Tanks
West Jordan, Utah                  26,000        Propane Tanks
Pomona, California                 75,000        Composite Pressure Vessels
Harrisburg, Pennsylvania          317,000        Cylinders
Theodore, Alabama                 275,000        Cryogenic Storage Vessels

Husum, Germany                     60,000        Cryogenic Storage Vessels
Shah Alam, Malaysia                20,000        Cryogenic Storage Vessels


Harsco also operates the following plants which are leased:


                                                                     Expiration
                                 Floor Space    Principal              Date of
Location                          (Sq. Ft.)     Products                Lease
--------                         -----------    ---------            -----------


Infrastructure and Construction:


Tulsa, Oklahoma                   10,000        Grating               02/28/96

Brendale, Australia              110,000        Railroad Equipment    10/18/97


Process Industry Products:

Baltimore, Maryland               15,000        Pipe Fittings         12/31/96
Lansing, Ohio                     67,000        Pipe Fittings         01/31/97
Decatur, Georgia                  19,000        Pipe Fittings         06/30/97

Port of Catoosa, Oklahoma         30,000        Heat Exchangers       02/28/96

Cleveland, Ohio                   50,000        Brass Castings        09/30/98



Harsco operates from a number of other plants, branches, warehouses and offices in addition to the above. In particular, the Company has over 130 locations related to metal reclamation in twenty-eight countries, however since these facilities are on the property of the steel mill being serviced they are not listed. The Company considers all of its properties to be in satisfactory condition.


Item 3. Legal Proceedings:

Information regarding legal proceedings is included in Note 10 to the Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data".

Item 4. Submission of Matters to a
        Vote of Security Holders:

There were no matters that were submitted during the fourth quarter of the year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II




Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters:

Harsco common stock is traded on the New York, Pacific, Boston, and Philadelphia Stock Exchanges under the symbol HSC. At the end of 1995, there were 25,051,549 shares outstanding. In 1995, the stock traded in a range of 60 1/2-39 5/8 and closed at a year-end high of 58 1/8. For additional information regarding Harsco common stock market price, dividends declared, and numbers of shareholders see
Part II, Item 6.

Item 6. Selected Financial Data:
FIVE-YEAR FINANCIAL DATA SUMMARY
(ALL DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



SUMMARY OF OPERATIONS                                      1995        1994        1993+       1992          1991
   Net sales                                           $1,495,466  $1,357,715  $1,422,308   $1,624,939    $1,943,083
   Equity of unconsolidated entities                       57,031      64,120       2,415        3,626         3,838

   Gain on sale of investments and other revenues           1,520      43,946      19,573        2,093         2,230

   Costs and expenses excluding facilities
   discontinuance and reorganization costs              1,346,031   1,272,153   1,292,236    1,479,023     1,819,379

   Facilities discontinuance and reorganization costs      22,809      17,143       2,419          445         1,664

   Income before interest, taxes, minority interest,
   and cumulative effect of accounting changes            185,177     176,485     149,641      151,190       128,108

   Interest expense                                        28,921      34,048      19,974       18,882        18,925

   Income before cumulative effect of
   accounting changes                                      97,377      86,553      80,816*      91,516**      76,543

   Net income                                              97,377      86,553      87,618       84,332        76,543

   Return on net sales(1)                                     6.5%        6.4%        5.7%*        5.6%**        3.9%

   Return on average equity(2)                               15.9%       15.7%       17.3%        17.2%         16.9%

   Return on average assets(3)                               14.6%       13.5%       13.4%*       15.2%**       13.5%

FINANCIAL DATA

   Shareholders' equity                                   625,991     581,222     523,084      495,103       479,726

   Cash dividends declared                                 37,599      35,715      34,946       34,598        32,319

   Depreciation                                            95,033      90,179      69,558       57,064        57,664

   Capital expenditures                                   113,895      90,928      83,395       42,720        53,846

   Cash provided by operating activities                  258,815     161,395     232,220      108,134       151,485

   Cash provided (used) by investing activities           (97,331)    (73,150)   (397,666)     (24,518)      (58,184)

   Cash provided (used) by financing activities          (128,068)   (103,040)    173,555     (152,652)       16,897

   Working capital                                        145,254     254,338     182,756      316,918       284,699

   Current ratio                                            1.4:1       1.9:1       1.4:1        2.1:1         1.8:1

   Total assets                                         1,310,662   1,314,649   1,427,612      991,225     1,059,708

   Long-term debt                                         179,926     340,246     364,869      119,841       120,451

   Total debt                                             288,673     365,984     428,378      131,068       221,652

   Percent of total debt to capital(4)                       31.6%       38.6%       45.0%        20.9%         31.6%


                              (Continued next page)

FIVE-YEAR FINANCIAL DATA SUMMARY (Continued from prior page)

(1)  "Return on Net Sales" is calculated by dividing net income by net sales.

(2) "Return on Average Equity" is calculated by dividing net income by quarterly weighted average equity.

(3) "Return on Average Assets" is calculated by dividing income before interest expense, income taxes and minority interest by quarterly weighted average assets.

(4) "Percent of Total Debt to Capital" is calculated by dividing the sum of debt (short-term borrowings and long-term debt including current maturities) by the sum of equity and debt.


                             Continued next page

FIVE-YEAR FINANCIAL DATA SUMMARY (Continued from prior page)



PER SHARE DATA                                       1995           1994           1993           1992           1991
   Income before cumulative effect of
      accounting changes .................           3.86           3.45          3.23*           3.52**          2.91

   Shareholders' equity ..................          24.99          23.08          20.95          19.51           18.29

   Cash dividends declared ...............           1.49           1.42           1.40           1.34            1.23

   Price/earnings ratio, high-low ........          16-10          13-11          13-10           12-9            10-8

   Market price of common stock
      high - low, by quarter

         1st .............................      45-39 5/8  46 3/8-40 5/8      45-36 7/8  39 1/2-27 3/4   27 3/4-22 3/4

         2nd .............................  52 7/8-42 7/8  44 5/8-39 3/4      44 1/2-35      38-33 5/8   30 3/8-25 1/4

         3rd .............................  59 3/8-52 1/2  43 1/4-38 1/2  44 5/8-37 1/2      37 5/8-28   29 5/8-26 3/4

         4th .............................  60 1/2-52 3/4  44 1/8-38 3/8  43 3/8-39 1/4  38 3/4-28 1/8   30 1/8-23 5/8

      Dividends paid, by quarter

         1st .............................          .3700          .3500          .3500          .3300           .3000

         2nd .............................          .3700          .3500          .3500          .3300           .3000

         3rd .............................          .3700          .3500          .3500          .3300           .3000

         4th .............................          .3700          .3500          .3500          .3300           .3000

OTHER INFORMATION

   Average number of shares outstanding ..     25,246,356     25,114,874     25,036,893     25,966,755      26,278,384

   Number of shareholders of record ......          7,328          7,674          8,069          8,415           8,767

   Number of employees ...................         13,200         13,000         14,200          9,600          10,500

   Backlog ...............................       $157,129       $160,703       $146,751***    $190,914***   $1,229,688


  +  Includes MultiServ International, N.V. since date of acquisition.
  * Excludes cumulative effect of change in method of accounting for income taxes, which increased net income by $6.8 million, ($.27 per share).
 ** Excludes cumulative effect of change in method of accounting for postretirement benefits other than pensions, which decreased net income by $7.2 million, ($.27 per share).
*** Excludes $397.9 million contributed to United Defense, L.P., a joint venture formed between Harsco and FMC Corporation for comparative purposes with 1994 and $548.1 million for comparative purposes with 1993.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:



FINANCIAL CONDITION


Net cash provided by operating activities reached a record $258.8 million in 1995 compared with $161.4 million in 1994. Accounts receivable decreased $73.7 million largely due to the claim settlement of $20.4 million which was recognized in December 1994, but collected in February 1995, and the $49 million related to the settlement of the Federal Excise Tax reimbursement on the completed five-ton truck contract that was received in September 1995. As previously reported, to the extent that any portion of the Federal Excise Tax was not recovered, additional losses on the contract would have to be recognized. By accepting the $49 million settlement, as payment for the $62.5 million receivable recorded during the performance of the contract, the Company recorded a pre-tax, non-cash charge of $13.5 million (after tax charge of $8.2 million). Partially offsetting these claim settlements were related income tax payments of $26.8 million. Cash provided by operating activities during 1995 also includes distributions of $38.4 million from unconsolidated entities.

Capital expenditures for 1995 were a record $113.9 million compared with $90.9 million in 1994, reflecting the Company's program to achieve business growth and to improve productivity and product quality. Capital spending in 1996 is anticipated to be another all-time record, currently budgeted at $120 million. The increase in capital spending reflects higher capital expenditures for the Metal Reclamation and Mill Services Group which spent $73 million, up 19% from 1994, as well as the Infrastructure and Construction Group which accounted for $27.2 million of capital spending, a 50% increase over 1994. The increase in the Infrastructure and Construction Group was principally for the railroad equipment and scaffolding businesses. The Process Industry Products Group accounted for $13.4 million of capital spending, which was 23% higher than 1994. Capital expenditures during the past three years averaged $96.1 million. Proceeds from the sale of property, plant and equipment in 1995 provided $11.5 million in cash.

Cash used by investing activities also included $3.4 million for the acquisition of Fabsco and $0.7 million for an aluminum cylinder shell producer business. Total consideration for Fabsco was $14.8 million with the assumption of debt and other liabilities.

Cash used by financing activities included a net decrease in long-term debt of $68.8 million, which included the purchase at market of $10.5 million of the Company's outstanding 8.75% 10-year notes due May 1996, a $14.0 million reduction of short-term debt, and $37.4 million of cash dividends paid on common stock.

The Company has maintained a policy of reacquiring its common stock in unsolicited open market or privately-negotiated transactions at prevailing market prices for several years. In January 1995, the Board of Directors authorized the purchase, over a one-year period, of up to 500,000 shares of the Company's common stock. The total number of shares purchased under this program in 1995 was 292,014 shares of common stock for about $16.6 million, at an average cost of $56.74 per share. Financing activities included $14.1 million in cash used to repurchase these shares, the remaining amount of approximately $2.5 million was payable at year-end. In January 1996, the Board of Directors authorized the purchase, over a one-year period, of up to 1,000,000 shares of the Company's common stock.

At December 31, 1995, there were 7,486,331 treasury shares. The cost of these shares is $209.4 million, at an average price of $27.97 per share. There were 25,051,549 shares of the common stock outstanding at December 31, 1995, compared with 25,182,250 shares at year-end 1994. There were 32,537,880 shares of the common stock issued at December 31, 1995, as compared with 32,343,553 shares at the end of 1994. The exercise of employee stock options in the amount of 194,327 additional shares accounted for the increase.

Other matters which could affect cash flows in the future are discussed in Note 10 to the Consolidated Financial Statements, "Commitments and Contingencies."

The Company continues to maintain a good financial position, with net working capital of $145.3 million, down from the $254.3 million at December 31, 1994, principally due to the increase in current maturities of debt related to 8.75% 10 year notes due May 1996, and the result of the settlement of the Federal Excise Tax reimbursement from the U.S. Government. Current assets amounted to $533.8 million, and current liabilities were $388.5 million, resulting in a current ratio of 1.4 to 1, below the 1.9 to 1 at year-end 1994. With total debt at $288.7 million and equity at $626.0 million at December 31, 1995, the total debt as a percent of capital was 31.6%, which is substantially lower than the 38.6% at December 31, 1994.

The stock price range during 1995 was 60 1/2 - 39 5/8. Harsco's book value per share at December 31, 1995, was $24.99, compared with $23.08 at year-end 1994. The Company's return on average equity for 1995 was 15.9%, compared with 15.7% for the year 1994. The return on average assets was 14.6%, compared with the 13.5% for the year 1994. The return on capital for 1995 was 12.2%, compared with 11.0% for the year 1994.

In June 1995, the Company amended its $300 million, October 1993 credit facility with a syndicate of nineteen banks. The amended and restated five-year unsecured facility consolidates two prior agreements and, as amended, extends maturity to June 2000, provides for less restrictive financial ratio covenants and reduced fees and interest rates. Borrowings under this agreement are available in U.S. dollars or Eurocurrencies and serves as back-up to the Company's commercial paper program. As of December 31, 1995, there were no borrowings outstanding under this syndicated credit facility.

The Company also has a commercial paper borrowing program under which it can issue up to $150 million of short-term notes in the U.S. commercial paper market. The Company limits the aggregate commercial paper and syndicated credit facility borrowings at any one time to a maximum of $300 million. At December 31, 1995, the Company had no outstanding commercial paper debt.

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

RESULTS OF OPERATIONS

1995 Compared with 1994

Revenues for 1995 were $1.55 billion, 6% above 1994. The increase was primarily due to higher sales for metal reclamation and mill services, gas control and containment equipment, scaffolding, shoring and forming equipment, grating, and to a lesser extent railroad equipment, as well as, roofing granules and abrasives. Additionally, higher revenues included sales from an acquisition made in the first quarter of 1995. These increases were partially offset by the impact of ceasing the school bus business in June 1995 and divesting non-core businesses in Europe during the second half of 1995 and 1994, as well as the expected decrease in income from the Company's equity investment in United Defense, L.P. On a comparative basis, revenues for 1994 included $36.2 million due to the negotiated settlement of three claims with the U.S. Government and a $5.9 million pre-tax gain on the sale of the remaining holdings of an investment in a marketable equity security.

Cost of sales increased, principally due to higher volume. Selling, general and administrative expenses decreased as a result of exiting the school bus business, which more than offset higher compensation costs, and professional fees associated with certain legal matters, as well as expenses associated with potential acquisitions.

Income before taxes and minority interest was up 10% from the comparable period last year due to improved performance for all three Operating Groups. The effective income tax rate for 1995 was 39.0%, versus 40.0% in 1994. The reduction in the income tax rate is primarily due to lower effective tax rates on international earnings.

Higher earnings in 1995 were due principally to improved results for metal reclamation and mill services, grating, gas control and containment equipment, scaffolding, shoring and forming equipment, structural composites, as well as roofing granules and abrasives. Income benefited in 1995 from the impact of a pre-tax $5.8 million ($.14 earnings per share) net foreign currency translation exchange gain arising from the decline in the U.S. dollar against certain European currencies which more than offset a pre-tax $3.4 million ($.08 earnings per share) foreign currency translation exchange loss due to the devaluation of the Mexican peso. Lower earnings were recorded for the Company's share of income in its equity investment in United Defense, L.P., as well as pipe fittings. Continued operating losses during the planned shutdown of the school bus operation were lower than operating losses incurred in 1994. The Company ceased all school bus operations in June 1995. In September 1995, the Company recorded a non-cash, pre-tax charge of $13.5 million ($.32 earnings per share) arising from the settlement of the Federal Excise Tax reimbursement claim with the U.S. Government. As a result of the settlement, the Company received cash of $49 million which was offset against a $62.5 million receivable recorded during the performance of the contract. Additionally, the Company recorded a pre-tax provision of $2.1 million ($.05 earnings per share) for the valuation of the remaining school bus operation plant and equipment, and $3 million in termination and other exit costs. Also, in 1995 a pre-tax $2.8 million ($.07 earnings per share) provision for facilities discontinuance and reorganization costs was recorded for the Metal Reclamation and Mill Services Group. On a comparative basis, favorably affecting 1994's results were $36.2 million ($.87 earnings per share) of pre-tax income resulting from the negotiated settlement of three claims with the U.S. Government and a pre-tax $5.9 million ($.14 earnings per share) gain on the sale of the remaining holdings of an investment in a marketable equity security. These favorable items in 1994 were partially offset by $17.1 million ($.41 earnings per share) of expense for facilities discontinuance and reorganization costs related principally to the Infrastructure and Construction and Metal Reclamation and Mill Services Groups. Also, in December 1994, results were unfavorably affected by a $6.0 million ($.14 earnings per share) foreign currency translation loss relating to the Company's operations in Mexico as a result of the maxi devaluation of the peso. Interest expense decreased as a result of the continued reduction of the Company's outstanding debt.

Net income in 1995 of $97.4 million ($3.86 per share), a record, was up 13% from 1994. Results for 1995 included a non-cash, after-tax charge of $8.2 million ($.32 per share) from the settlement of a claim with the U.S. Army. Excluding this item, 1995 income was $105.6 million ($4.18 per share). Net income in 1994 of $86.6 million ($3.45 per share) included gains from settlements of claims with the U.S. Army and the sale of an equity security aggregating $1.01 per share. Excluding these items, 1994 income was $61.4 million ($2.44 per share).

Sales of the Metal Reclamation and Mill Services Group, at $604.2 million, were well above 1994 due to improved business conditions, particularly in Europe, as well as North America. The favorable impact of the decline in the U.S. Dollar against certain European currencies, particularly the French franc, Belgian franc and German mark also contributed to increased revenues for the Group. Sales for the Infrastructure and Construction Group at $399.7 million, were slightly ahead of last year. Scaffolding equipment, grating, railroad equipment and roofing granules and abrasives sales all increased from 1994. School bus sales were down significantly as a result of exiting the operation. Sales for the Process Industry Products Group, at $491.6 million, were ahead of 1994. The improvement included increased sales for most product classes particularly gas control and containment, as well as sales from an acquisition made in process equipment during the first quarter of 1995.

Operating profit of $80.0 million for the Metal Reclamation and Mill Services Group, excluding the impact of expense items relating to facilities discontinuance and reorganization costs, was up 84% from 1994 principally due to improved operating performance, as well as business conditions, the favorable effects of cost reduction and reorganization efforts, and the favorable impact of the decline in the U.S. Dollar against certain European currencies as previously discussed. On a comparative basis, in 1995, results were unfavorably affected by a $3.4 million Mexican peso foreign currency translation exchange loss, whereas in December 1994, a $6.0 million foreign exchange translation loss was recorded due to the maxi devaluation of the Mexican peso. After including the impact of facilities discontinuance and reorganization costs, operating profit of $77.2 million for the Group was more than twice the amount recorded in the prior year. The Infrastructure and Construction Group posted an operating profit of $36.3 million, excluding the impact of expense items relating to facilities discontinuance and reorganization costs, which significantly exceeded 1994. All continuing product classes posted improved results, except railway maintenance equipment which benefited in 1994 from two large international sales. On a comparative basis, operating losses during the planned shutdown of the school bus operation were lower than operating losses incurred in 1994. After including the impact of facilities discontinuance and reorganization costs (which included the $13.5 million pre-tax charge for the Federal Excise Tax settlement and the $2.1 million pre-tax charge for the school bus operation as previously discussed) operating profit of $18.7 million was recorded for the Group as compared to a $1.0 million loss in 1994. Operating profit for the Process Industry Products Group, at $46.0 million, was up 10% from 1994 due principally to improved results for gas control and containment equipment and structural composites which more than offset lower earnings for pipe fittings.

In addition to the Group reporting noted above, the Company views itself as a diversified industrial services and manufacturing company. Total industrial services sales, which include Metal Reclamation and Mill Services Group and Infrastructure and Construction Group service businesses, were $745.3 million in 1995 and $648.5 million in 1994, or approximately 50% and 48% of net sales, respectively. The Company's Metal Reclamation and Mill Services Group provides industrial services principally to steel producers. Sales for this Group were $604.2 million in 1995 compared with $523.4 million in 1994. The Infrastructure and Construction Group includes both industrial services and manufacturing businesses. This Group includes scaffolding services, primarily rentals, to the construction and industrial maintenance markets and railway services to certain railroads, as well as manufactured products consisting of grating, roofing granules and abrasives and railway maintenance equipment. Sales for this Group were $399.7 million in 1995 with industrial services contributing $141.1 million and manufacturing $258.6 million. 1994 Group sales were $391.5 million with industrial services contributing $125.1 million and manufacturing $266.4 million. The total manufacturing sales for 1995 were $750.2 million or approximately 50% of net sales, which includes sales from the Infrastructure and Construction Group of $258.6 million and $491.6 million from the Process Industry Products Group. The total manufacturing sales for 1994 were $709.2 million or approximately 52% of net sales, which includes sales from the Infrastructure and Construction Group of $266.4 million and $442.8 million from the Process Industry Products Group.

The Metal Reclamation and Mill Services Group operating profit, excluding the effect of expense items relating to facilities discontinuance and reorganization costs, was $80.0 million in 1995 compared with $43.5 million in 1994. The Infrastructure and Construction Group operating profit, excluding the effect of expense items relating to facilities discontinuance and reorganization costs, was $36.3 million in 1995 compared with $11.3 million in 1994. As stated above, this Group provides both industrial services and manufactured products. The operating profit of the service business within this Group was $16.5 million in 1995 compared with $11.7 million in 1994. The operating profit of the manufacturing business within this Group was $19.8 million in 1995 compared with a small loss in 1994. The combined operating profit, excluding the effect of expense items relating to facilities discontinuance and reorganization costs, for industrial services for 1995 was $96.5 million compared with $55.2 million in 1994, or approximately 59% and 57%, respectively, of total Group operating profit. The combined operating profit from manufacturing, excluding the effect of expense items relating to facilities discontinuance and reorganization costs, for 1995 was $65.8 million compared with $41.6 million in 1994. The combined operating profit from manufacturing for 1995 and 1994 includes $46.0 million and $42.0 million, respectively, from the Process Industry Products Group. The combined manufacturing operating profit for 1995 and 1994 was 41% and 43%, respectively, of total Group operating profit, excluding facilities discontinuance and reorganization costs.

RESULTS OF OPERATIONS

1994 Compared with 1993

Revenues for 1994 were $1.47 billion, up slightly from 1993. The increase was due principally to higher sales for all three Operating Groups, which were well ahead of the prior year. Total revenues increased despite a substantial absence from sales of military vehicles in 1994.

Sales increased in 1994 for our three Operating Groups, due to acquisitions in 1993, principally MultiServ International, N.V., as of August 31, 1993, and higher sales from gas control and containment equipment, scaffolding, shoring and forming equipment, metal reclamation and mill services, process equipment, railway maintenance equipment, and pipe fittings. Revenues in 1994 include Harsco's $61.9 million share of the income from its equity investment in United Defense, L.P., as well as $36.2 million of revenues resulting from the negotiated settlement of three claims with the U.S. Government relating to government furnished equipment on various contracts, the resolution of certain outstanding contractual matters regarding the military truck contract and a small claim concerning the M9 Armored Combat Earthmover.

Cost of sales was lower, principally reflecting the substantial absence of military vehicles. Internally-funded research and development increased 6%, even with the absence of Defense which in past years was the principal source, due to the higher level of effort for railway maintenance equipment. Selling and administrative expenses increased as a result of the inclusion of acquired companies. Also contributing to the increase were higher sales commissions and compensation costs. On a comparative basis, administrative expenses in 1993 were reduced by the collection of $3.1 million of previously reserved bad debts related to divested operations.

Income before taxes, minority interest, and cumulative effect of accounting changes was up 8% from the comparable period last year, which included overall increased operating profits in 1994 for the three Operating Groups, reflecting growth for the Company's core businesses, as well as results of cost containment efforts which improved operating efficiencies. Income benefited significantly from $36.2 million of pre-tax income resulting from negotiated settlements with the U.S. Government concerning several completed contracts, which were partially offset by significantly higher interest expense, due to the debt incurred in conjunction with the acquisition and operations of MultiServ International, N.V. Also unfavorably affecting income was an $8.0 million pre-tax charge recorded for the impaired value of certain assets in conjunction with the Company's exit from the school bus business, a $4.7 million pre-tax provision recorded for the realizable value of the Company's investment in the five-ton truck business (including costs to complete certain contract close-out and related issues), and a $5.7 million pre-tax charge for the discontinuance and rationalization of administrative facilities at several international metal reclamation and mill services locations. Results in 1994 were unfavorably impacted by the school bus business, which incurred a loss of $16.0 million during the year from a lower than anticipated volume of production associated with the business, as compared to income recorded for military trucks last year, for which production was suspended in June 1993. Also, results were unfavorably affected by a $6.0 million foreign currency translation loss which was recorded for the Company's operations in Mexico, as a result of the maxi devaluation of the peso in December 1994, and profits from the sale of our remaining holdings of an investment in a marketable equity security were lower than the prior year principally due to fewer shares being sold in 1994. On a comparative basis, scaffolding, shoring and forming equipment recorded income in 1994 as compared with a loss in 1993. Additionally, higher earnings in 1994 were recorded for gas control and containment equipment, process equipment, roofing granules and abrasives, pipe fittings and railway maintenance equipment. Income from the Company's equity investment in United Defense, L.P., was slightly below amounts recorded in 1993 from military tracked vehicles. The effective income tax rate before minority interest for 1994 was 40% versus 41% in 1993.

Net income of $86.6 million ($3.45 per share) was slightly below 1993, which included an after-tax gain of $10.7 million ($.43 per share) on the partial sale of an investment in a marketable equity security and the favorable effect of an accounting change of $6.8 million ($.27 per share). Results for 1994 were favorably affected by higher earnings from operations for our three Groups overall, as well as the net favorable effect of the after-tax negotiated settlements of $21.7 million ($.87 per share) of claims with the U.S. Government and an after-tax gain of $3.5 million ($.14 per share) on the sale of the remaining shares of an investment in a marketable equity security. Excluding these items, 1994 income was $61.4 million ($2.44 per share).

Sales of the Metal Reclamation and Mill Services Group, at $523.4 million, were significantly greater than 1993, due to the acquisition of MultiServ International, N.V. The acquisition of MultiServ International, N.V. resulted in total international sales increasing substantially over amounts recorded in 1993. International sales of $494.4 million in 1994 were slightly more than twice the amount recorded in 1993 and increased to 36% of consolidated sales compared with only 17% in 1993. Sales for the Infrastructure and Construction Group, at $391.5 million, and for the Process Industry Products Group, at $442.8 million, were well ahead of 1993 due principally to greater demand for most product classes. Sales of scaffolding, shoring and forming equipment were up 30% in the Infrastructure and Construction Group, and process equipment and gas control and containment equipment posted increases of 25% and 17%, respectively in the Process Industry Products Group.

Operating profit, excluding the impact of the unusual expense items relating to the discontinuance and rationalization of administrative facilities at several international locations and the maxi devaluation of the Mexican peso, for the Metal Reclamation and Mill Services Group was $49.5 million, up 72% from 1993, principally due to the acquisition of MultiServ International, N.V. After including the impact of the unusual items of expense, operating profit was $37.8 million, up 31% from the comparable period. Performance was unfavorably affected in Mexico by the maxi devaluation of the peso and operating losses on a contract which was terminated in December of 1994, the ongoing rationalization of the European steel industry, as well as weak economic conditions experienced principally in the first six months of this year in certain countries in Europe, the adverse impact of foreign currency devaluations and hyperinflation in Brazil particularly during the first half of 1994, and the ongoing expensing of start-up costs for new contracts. During the latter half of 1994, performance improved due to the management reorganization completed in July and improving economic conditions in Brazil and certain European countries. The acquisition of MultiServ International, N.V. resulted in total international operating profit increasing substantially over the amount recorded in 1993. International operating profit in 1994 was up 81% from 1993 and increased to 28% of the total operating profit compared with only 8% in 1993. Although international profits increased substantially, profit margins came in slightly lower in 1994 than 1993 due principally to the maxi devaluation of the Mexican Peso and a full year's amortization of cost in excess of net assets acquired in conjunction with the acquisition of MultiServ International, N.V. The Infrastructure and Construction Group with an operating profit of $11.3 million, excluding the impact of unusual expense items relating to the completed military truck contract and the school bus business, was 37% below 1993. Although most product classes posted significantly improved results, they were more than offset by the $16.0 million in operating losses from the school bus business. After including the impact of the unusual items of expense relating to military trucks and school buses, results for this Group reflect a $1.4 million operating loss. Operating profit for the Process Industry Products Group, at $42.0 million, was up 27% over the prior year and reflected improved performance for all product classes. Gas control and containment equipment and process equipment posted record results.

In addition to the Group reporting noted above, the Company views itself as a diversified industrial services and manufacturing company. Total industrial services sales, which include Metal Reclamation and Mill Services Group and Infrastructure and Construction Group service businesses were $648.5 million in 1994 and $348.9 million in 1993, or approximately 48% and 25% of net sales, respectively. The Company's Metal Reclamation and Mill Services Group provides industrial services principally to steel producers. Sales for this Group were $523.4 million in 1994 compared with $268.1 million in 1993. The Infrastructure and Construction Group includes both industrial services and manufacturing businesses. This Group includes scaffolding services, primarily rentals, to the construction and industrial maintenance markets and railway services to certain railroads, as well as manufactured products consisting of grating, roofing granules and abrasives and railway maintenance equipment. Sales for this Group were $391.5 million in 1994 with industrial services contributing $125.1 million and manufacturing $266.4 million. 1993 Group sales were $306.3 million, with industrial services contributing $80.8 million and manufacturing $225.5 million. Total manufacturing sales for 1994 were $709.2 million or approximately 52% of net sales, which includes sales from the Infrastructure and Construction Group of $266.4 million and $442.8 million from the Process Industry Products Group. The total manufacturing sales for 1993 were $1.1 billion or approximately 75% of net sales, which includes sales from all Groups except Metal Reclamation and Mill Services and the industrial services sales included in Infrastructure and Construction.

The Metal Reclamation and Mill Services Group operating profit, excluding the effect of expense items relating to facilities discontinuance and reorganization costs, was $43.5 million in 1994 compared with $28.8 million in 1993. The Infrastructure and Construction Group operating profit, excluding the effect of expense items relating to facilities discontinuance and reorganization costs, was $11.3 million in 1994 compared with $17.9 million in 1993. As stated above, this Group provides both industrial services and manufactured products. The operating profit of the service business within this Group was $11.7 million in 1994 compared with $2.9 million in 1993. The manufacturing business within this Group incurred a small loss in 1994 compared with $15.0 million in operating profit in 1993. The combined operating profit, excluding the effect of expense items relating to facilities discontinuance and reorganization costs, for industrial services for 1994 was $55.2 million compared with $31.7 million in 1993, or approximately 57% and 22%, respectively, of total Group operating profit. The combined operating profit from manufacturing, excluding the effect of expense items relating to facilities discontinuance and reorganization costs, for 1994 was $41.6 million compared with $115.2 million in 1993. The combined operating profit from manufacturing for 1994 and 1993 was 43% and 78%, respectively, of total Group operating profit, excluding facilities discontinuance and reorganization costs.

RESULTS OF OPERATIONS

1993 Compared with 1992

Revenues for 1993 were $1.44 billion, down 11% from 1992 and sales for the year were $1.42 billion, down 12%. These decreases are due principally to lower sales of five-ton trucks in the Defense Group, reflecting reduced production levels in 1993 and completion of most contracts at midyear. Also contributing to the decline were lower sales of tracked vehicles in the Defense Group, gas control and containment equipment, and grating. The decline in sales also included the divestiture of a division and a product line in the first quarter of 1992. These declines were partially offset by sales arising from acquisitions in 1993, principally MultiServ International, N.V., as well as an acquisition made in June 1992. Higher sales were recorded for pipe fittings, process equipment and scaffolding equipment.

Cost of sales decreased at a rate greater than revenues, due principally to improvement in profit margins on sales of tracked vehicles in the Defense Group and the favorable impact of profit improvement measures, including the divestiture of an unprofitable division and a marginally profitable operation in the first quarter of 1992. Selling and administrative expenses increased, as a result of the inclusion of acquired companies which more than offset lower costs associated with sales in the Defense Group and the collection of previously reserved bad debts.

Income before taxes, minority interest, and cumulative effect of accounting changes was lower than last year. Unfavorably affecting profits were significantly lower results for wheeled vehicles in the Defense Group, which includes start-up costs associated with the recently acquired school bus business. Also, earnings were lower in 1993 for metal reclamation and mill services due to start-up costs at certain locations, particularly Mexico with six new contracts, and weaker economic conditions in Europe, which also contributed to lower earnings for gas control and containment equipment. On a comparative basis, income was unfavorably affected in 1993 by larger provisions for facilities discontinuances compared with a smaller net charge in 1992 which included profits related to the divestitures of the Company's unprofitable plastic pipe division and its marginally profitable hydraulic tool product line. Income benefited significantly from a $17.6 million pre-tax gain ($10.7 million after-tax, $.43 per share) on the sale of a substantial portion of a marketable equity security. Higher earnings in 1993 were recorded for tracked vehicles in the Defense Group, and to a lesser extent, for pipe fittings. Interest expense increased, due to the debt incurred in conjunction with the acquisition and operations of MultiServ International, N.V., which was partially offset by lower interest expense due to the payment of $82.5 million of other nonrelated debt during the last nine months of 1992.

Net income of $87.6 million ($3.50 per share), which included a $6.8 million non-cash reduction of deferred income taxes ($.27 per share) to reflect the adoption, effective January 1, 1993, of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," was up from last year, which included a $7.2 million non-cash, after-tax charge ($.27 per share) to reflect the adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." 1992 also included after-tax profit of $2.3 million ($.09 per share) from the divestiture of the Company's plastic pipe division and hydraulic tool product line. The effective income tax rate of 41% in 1993 was up from 35% in 1992. The increase relates to the higher effective tax rates associated with international earnings, losses sustained in certain foreign operations for which there was no tax benefit, as well as the nondeductibility of certain acquisition costs. Higher taxes were also due to the increase in the U.S. federal tax rate and higher state taxes, due to the change in the mix of U.S. and international income.

Sales of the Metal Reclamation and Mill Services Group, at $268.1 million, were significantly greater than 1992, due to the acquisition of MultiServ International, N.V. Sales for the Infrastructure, Construction and Transportation Group, at $306.3 million, and Process Industry Products Group, at $385.8 were slightly ahead of 1992. The increase for the Infrastructure, Construction and Transportation Group was due to higher volume in railway maintenance equipment, due to an acquisition made in June 1992, which more than offset reduced demand for grating. Defense Group sales at $462.1 million, were well below the level for 1992, reflecting the completion of most contracts for five-ton trucks at midyear and, to a lesser extent, lower sales for tracked vehicles.

Operating profit for the Metal Reclamation and Mill Services Group was below last year, despite significantly greater sales than 1992. Earnings for Metal Reclamation and Mill Services were unfavorably affected by weaker demand from economic conditions in Europe and start-up costs at several locations. The operating profit for the Infrastructure, Construction and Transportation Group in 1993 was lower than 1992 which included income from the liquidation of inventories associated with the railway maintenance equipment product class. Higher operating profit was recorded for the Process Industry Products Group due to improved earnings for most product lines. The Defense Group posted an operating profit of $67.0 million, significantly below 1992, due to completion of most contracts for five-ton trucks at midyear. Higher earnings were recorded for tracked vehicles, which reflected improvement in margins.

Research and Development

The Company spent $4.9 million on internal research and development programs in 1995. An additional $1.0 million was customer-sponsored, principally in the Process Industry Products Group. Internal funding for the Infrastructure and Construction Group amounted to $3.6 million, primarily for railway maintenance equipment. Expenditures in the Metal Reclamation and Mill Services and the Process Industry Products Groups were $0.6 million and $0.7 million, respectively. Total research and development spending, including both internal and customer-sponsored expenditures, was $5.9 million, down slightly from the $6.2 million in 1994.

Backlog

The year-end backlog for the Process Industry Products Group was $98.9 million, a 14% increase over December 31, 1994. The Infrastructure and Construction Group backlog at December 31, 1995 was $58.2 million, which approximated last year's backlog excluding the school bus business. Backlog for scaffolding, shoring and forming equipment and for roofing granules and slag abrasives are not included in the Infrastructure and Construction Group's total backlog, because they are generally not quantifiable. Contracts for the Metal Reclamation and Mill Services Group are also excluded from the total backlog. These contracts, having an estimated value of more than $2.3 billion at year-end, extending into year 2006, increased approximately 15% over December 31, 1994.

Outlook for 1996

The progress made in 1995, with upward trends in sales, income, cash flows and backlogs underpins our view that Harsco's core businesses will continue to grow in 1996.

Mill services will continue to expand with both new customers and broader product service offerings to existing customers. This revenue growth combined with continuing cost saving and productivity initiatives, along with efforts to divest non-core lower margin service units, should again yield improved results. We expect to offer more scaffolding services to the construction and industrial maintenance market and to continue the expansion of services in the railway maintenance market. The strategic refocusing of the Company, begun last year, will continue our emphasis on industrial services of these types, in contrast to our past primary focus on manufacturing. However, our manufacturing businesses also expect growth. Most notably, gas containment and process equipment expect to expand their offerings internationally. Capital expenditures should exceed 1995's record level and are currently budgeted at $120 million.

Achievement of this sales and income growth plan should significantly more than offset the anticipated decline in 1996 of our defense industry partnership income, which exceeded 1995's expectations.

Subject to possible major economic and foreign currency changes, we are optimistic that our operations will achieve our goals for increased return on capital, assets and equity. Cash flows from operating activities are expected to approximate 1995's, excluding the effects of government claims settlements, and to further improve our debt-to-capital ratio, while comfortably enabling us to invest appropriately for sustainable growth in our businesses as we continue to fulfill our other financial objectives.

Dividend Action

The Company paid four quarterly cash dividends of $.37 cents per share in 1995, for an annual rate of $1.48. At the November meeting, the Board of Directors increased the dividend three percent to an annual rate of $1.52 per share. The Board normally reviews the dividend periodically during the year and annually at its November meeting. Retained earnings in the amount of $713.8 million are free of restrictions for payment of dividends.

Harsco is proud of its history of paying dividends. The Company has paid dividends each year since 1939, and the February 1996 payment marked the 183rd consecutive dividend paid at the same or at an increased rate. During the eleven-year period ended December 31, 1995, dividends paid were increased eight times. In 1995, the dividend payout rate was 38.3%. Harsco is philosophically committed to maintaining or increasing the dividend at a sustainable level.

Enhancing Shareholder Value

A guiding principle of the Company is to enhance shareholder value for the long-term. Enhanced shareholder value will be obtained by developing and maintaining lead industry positions in the markets served through the delivery of products and services that provide the best value to the customer. To that end, Harsco is striving to exceed a Return on Capital (ROC) of 13% in 1996. Each Division's performance is also evaluated using the ROC measurement which is calculated by dividing net income excluding after-tax interest expense charges, by quarterly weighted average total debt and equity. In 1995, the Company's ROC was 12.2%. In addition to this key earnings related measurement, incentive programs for both Division and Corporate managements are based on sales growth, operating cash flow and earnings per share goals. Harsco has elevated two other Corporate goals, starting in 1996, to consistently achieve a Return on Equity
(ROE) of 17% - 18% and a Return on Assets (ROA) of 15% - 16%. In 1995, the Company's ROE was 15.9% and ROA was 14.6%.

                                    PART IV

Item 8. Financial Statements and Supplementary Data:

Index to Consolidated Financial Statements and Supplementary Data

          Consolidated Financial Statements of
           Harsco Corporation:                                  Page
                                                                ----

           Report of Independent Accountants                    28

           Consolidated Balance Sheets
             December 31, 1995 and 1994                         29

           Consolidated Statements of Income
             for the years 1995, 1994 and 1993                  30

           Consolidated Statements of Cash Flows
             for the years 1995, 1994 and 1993                  31

           Consolidated Statements of
             Shareholders' Equity for the years
             1995, 1994 and 1993                                32

           Notes to Consolidated Financial
             Statements                                       33 - 68

          Supplementary Data:

           Two-Year Summary of Quarterly Results (Unaudited)  69 - 70

REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders of Harsco Corporation:

We have audited the accompanying consolidated balance sheets of Harsco Corporation and Subsidiary Companies as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harsco Corporation and Subsidiary Companies as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in Note 11 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993.




/s/ Coopers & Lybrand L.L.P.
Philadelphia, Pennsylvania
January 31, 1996

HARSCO CORPORATION
CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)
---------------------------------------------------------------------------------------------------
December 31                                                                   1995          1994
---------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents ............................................  $   76,669    $   43,550
   Notes and accounts receivable, less allowance
       for uncollectible accounts ($8,256 and $7,285) ...................     272,858       350,578
   Inventories ..........................................................     123,285       121,199
   Other current assets .................................................      60,954        21,432
---------------------------------------------------------------------------------------------------
           TOTAL CURRENT ASSETS .........................................     533,766       536,759
---------------------------------------------------------------------------------------------------

Property, plant and equipment, net ......................................     459,809       434,968
Cost in excess of net assets of businesses acquired, less
       accumulated amortization ($34,464 and $25,912) ...................     205,801       213,480
Investments .............................................................      21,007        43,711
Investments in unconsolidated entities ..................................      45,604        32,312
Other assets ............................................................      44,675        53,419
---------------------------------------------------------------------------------------------------
                                                                           $1,310,662    $1,314,649
===================================================================================================
LIABILITIES
CURRENT LIABILITIES
   Short-term borrowings ................................................  $    5,704    $   14,236
   Current maturities of long-term debt .................................     103,043        11,502
   Accounts payable .....................................................     112,736        92,166
   Accrued compensation .................................................      41,304        37,837
   Income taxes .........................................................      17,671        10,971
   Dividends payable ....................................................       9,520         9,317
   Other current liabilities ............................................      98,534       106,392
---------------------------------------------------------------------------------------------------
           TOTAL CURRENT LIABILITIES ....................................     388,512       282,421
---------------------------------------------------------------------------------------------------

Long-term debt ..........................................................     179,926       340,246
Deferred income taxes ...................................................      36,061        29,217
Insurance liabilities ...................................................      37,298        44,560
Other liabilities .......................................................      42,874        36,983
---------------------------------------------------------------------------------------------------
                                                                              684,671       733,427
---------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock,
   Series A junior participating cumulative preferred stock .............           -             -
Common stock, par value $1.25, issued 32,537,880 and
   32,343,553 shares, respectively ......................................      40,672        40,429
Additional paid-in capital ..............................................     101,183        94,070
Cumulative translation adjustments ......................................     (19,852)      (16,020)
Cumulative pension liability adjustments ................................        (413)          (99)
Retained earnings .......................................................     713,774       653,996
---------------------------------------------------------------------------------------------------
                                                                              835,364       772,376
Treasury stock, at cost (7,486,331 and 7,161,303 shares, respectively) ..    (209,373)     (191,154)
---------------------------------------------------------------------------------------------------
                                                                              625,991       581,222
---------------------------------------------------------------------------------------------------
                                                                           $1,310,662    $1,314,649
===================================================================================================


See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENTS OF INCOME


(In thousands, except per share)
------------------------------------------------------------------------------------------------------------------------------
Year ended December 31                                                                       1995         1994         1993
------------------------------------------------------------------------------------------------------------------------------
REVENUES
   Net sales .......................................................................      $1,495,466   $1,357,715   $1,422,308
   Equity in income of unconsolidated entities .....................................          57,031       64,120        2,415
   Gain on sale of investments .....................................................               -        5,966       17,555
   Other revenues ..................................................................           1,520       37,980        2,018
------------------------------------------------------------------------------------------------------------------------------
      TOTAL REVENUES ...............................................................       1,554,017    1,465,781    1,444,296
------------------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES
   Cost of sales ...................................................................       1,147,467    1,060,695    1,107,187
   Selling, general and administrative expenses ....................................         198,706      199,837      180,375
   Research and development expenses ...............................................           4,876        5,463        5,167
   Facilities discontinuance and reorganization costs ..............................          22,809       17,143        2,419
   Other ...........................................................................          (5,018)       6,158         (493)
------------------------------------------------------------------------------------------------------------------------------
      TOTAL COSTS AND EXPENSES .....................................................       1,368,840    1,289,296    1,294,655
------------------------------------------------------------------------------------------------------------------------------

      Income before interest, taxes, minority interest and
          cumulative effect of accounting change ...................................         185,177      176,485      149,641

Interest income ....................................................................           7,472        6,403        7,586
Interest expense ...................................................................         (28,921)     (34,048)     (19,974)
------------------------------------------------------------------------------------------------------------------------------

      Income before taxes, minority interest and cumulative
          effect of accounting change ..............................................         163,728      148,840      137,253

Provision for income taxes .........................................................          63,854       59,536       56,335
------------------------------------------------------------------------------------------------------------------------------

      Income before minority interest and cumulative
          effect of accounting change ..............................................          99,874       89,304       80,918

Minority interest in net income ....................................................           2,497        2,751          102
------------------------------------------------------------------------------------------------------------------------------

      Income before cumulative effect of accounting change .........................          97,377       86,553       80,816

Cumulative effect of accounting change .............................................               -            -        6,802
------------------------------------------------------------------------------------------------------------------------------

      NET INCOME ...................................................................      $   97,377   $   86,553   $   87,618
==============================================================================================================================

EARNINGS PER COMMON SHARE
   Income before cumulative effect of accounting change ............................      $     3.86   $     3.45   $     3.23
   Cumulative effect of accounting change ..........................................               -            -         0.27
------------------------------------------------------------------------------------------------------------------------------

      NET INCOME PER COMMON SHARE ..................................................      $     3.86   $     3.45   $     3.50
==============================================================================================================================

AVERAGE SHARES OF COMMON STOCK OUTSTANDING .........................................          25,246       25,115       25,036
==============================================================================================================================



See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
--------------------------------------------------------------------------------------------------------------------------
Year ended December 31                                                                       1995       1994       1993
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income ........................................................................      $  97,377   $  86,553  $   87,618
 Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation ..................................................................         95,033      90,179      69,558
     Amortization ..................................................................          9,830       9,410       5,250
     Cumulative effect of accounting change ........................................              -           -      (6,802)
     Gain on sale of investments ...................................................              -      (5,966)    (17,555)
     Equity in income of unconsolidated entities ...................................        (57,031)    (64,120)     (2,415)
     Dividends or distributions from unconsolidated entities .......................         38,400      71,845       1,348
     Deferred income taxes .........................................................        (19,018)        273       6,507
     Write-off of federal excise tax receivable ....................................         13,455           -           -
     Other, net ....................................................................         (1,890)      7,902         689
     Changes in assets and liabilities, net of acquisitions
      and dispositions of businesses and formation of a partnership:
        Notes and accounts receivable.................. ............................         73,732     (34,263)     66,562
        Inventories ................................................................         (1,583)     (7,302)      9,189
        Accounts payable ...........................................................          4,955      14,191      10,371
        Advances on long-term contracts ............................................         (1,623)     (9,636)     13,673
        Other assets and liabilities ...............................................          7,178       2,329     (11,773)
---------------------------------------------------------------------------------------------------------------------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES .....................................        258,815     161,395     232,220
---------------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES
   Expenditures for property, plant and equipment ..................................       (113,895)    (90,928)    (83,395)
   Purchase of businesses, net of cash acquired* ...................................         (4,145)          -    (337,062)
   Proceeds from sale of businesses ................................................          3,821       2,444           -
   Proceeds from sale of property, plant and equipment .............................         11,491       8,222       3,302
   Proceeds from sale of investment held available-for-sale ........................              -       7,617      22,555
   Investments held-to-maturity: Purchases .........................................         (3,067)    (15,750)          -
                           Maturities ..............................................          5,475      24,740           -
   Other investing activities ......................................................          2,989      (9,495)     (3,066)
---------------------------------------------------------------------------------------------------------------------------
     NET CASH (USED) BY INVESTING ACTIVITIES .......................................        (97,331)    (73,150)   (397,666)
---------------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES
   Short-term borrowings, net ......................................................        (13,998)    (35,303)     28,339
   Current maturities and long-term debt: Additions ................................         27,076     123,445     224,248
                                  Reductions .......................................        (95,884)   (164,662)     (8,222)
   Cash dividends paid on common stock .............................................        (37,397)    (35,137)    (35,089)
   Common stock issued-options .....................................................          5,660       7,241       4,450
   Common stock acquired for treasury ..............................................        (14,130)          -     (36,322)
   Other financing activities ......................................................            605       1,376      (3,849)
--------------------------------------------------------------------------------------------------------------------------
     NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES ..............................       (128,068)   (103,040)   173,555
--------------------------------------------------------------------------------------------------------------------------
   Effect of exchange rate changes on cash .........................................           (297)       (395)        265
---------------------------------------------------------------------------------------------------------------------------
   Net increase (decrease) in cash and cash equivalents ............................         33,119     (15,190)      8,374
   Cash and cash equivalents at beginning of year ..................................         43,550      58,740      50,366
---------------------------------------------------------------------------------------------------------------------------
   CASH AND CASH EQUIVALENTS AT END OF YEAR ........................................      $  76,669   $  43,550   $  58,740
===========================================================================================================================
*PURCHASE OF BUSINESSES, NET OF CASH ACQUIRED
 Working capital, other than cash ..................................................      $   5,139   $       -   $   5,748
 Property, plant and equipment .....................................................         (8,263)          -    (202,241)
 Cost in excess of net assets of companies acquired, net ...........................              -           -    (215,428)
 Other noncurrent assets ...........................................................         (1,021)          -      (7,789)
 Long-term debt ....................................................................              -           -      29,655
 Noncurrent liabilities ............................................................              -           -      52,993
---------------------------------------------------------------------------------------------------------------------------
   NET CASH USED TO ACQUIRE BUSINESSES .............................................      $  (4,145)  $       -   $(337,062)
===========================================================================================================================


See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                                   Cumulative Adjustments
                                                                                   ----------------------
                                                Common Stock       Additional
                                                ------------        Paid-in                 Pension    Retained
                                              Issued    Treasury    Capital    Translation  Liability  Earnings
                                              ------    --------    -------    -----------  ---------  --------
(In thousands, except share amounts)
---------------------------------------------------------------------------------------------------------------
BALANCES, JANUARY 1, 1993 .................  $39,907  $(166,672)    $ 80,070    $ (8,055)     $(633)   $550,486
---------------------------------------------------------------------------------------------------------------
Net income ................................                                                              87,618
Cash dividends declared, $1.40 per share ..                                                             (34,946)
Translation adjustments ...................                                       (8,004)
Pension liability adjustments, net of $311
 deferred income taxes ....................                                                     526
Acquired during the year, 901,557 shares ..             (34,975)
Stock options exercised, 189,076 shares ...      236                   5,546
Acquisition of a company, 300,297 shares ..              11,143          818
Other, 426 shares .........................                  17            2
---------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1993 ...............   40,143   (190,487)      86,436     (16,059)      (107)    603,158
---------------------------------------------------------------------------------------------------------------
Net income ................................                                                              86,553
Cash dividends declared, $1.42 per share ..                                                             (35,715)
Translation adjustments ...................                                           39
Pension liability adjustments, net of $5
 deferred income taxes ....................                                                       8
Acquired during the year, 14,991 shares ...                (677)
Stock options exercised, 229,054 shares ...      286                   7,627
Other, 386 shares .........................                  10            7
---------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1994 ...............   40,429   (191,154)      94,070     (16,020)       (99)    653,996
---------------------------------------------------------------------------------------------------------------
Net income ................................                                                              97,377
Cash dividends declared, $1.49 per share ..                                                             (37,599)
Translation adjustments ...................                                       (3,832)
Pension liability adjustments, net of $200
 deferred income taxes ....................                                                    (314)
Acquired during the year, 325,861 shares ..             (18,245)
Stock options exercised, 194,327 shares ...      243                   7,092
Other, 833 shares .........................                  26           21
---------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1995 ...............  $40,672  $(209,373)    $101,183    $(19,852)     $(413)   $713,774
===============================================================================================================




See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


          CONSOLIDATION PRINCIPLES
          The consolidated financial statements include the accounts of Harsco Corporation and its majority-owned subsidiaries ("Company"). Investments in United Defense, L.P., a 40% owned partnership, effective January 1, 1994, and other unconsolidated entities are accounted for on the equity method. The income of unconsolidated entities is on a pre-tax basis for United Defense, L.P. as it is a partnership, and net of taxes for all other unconsolidated entities.

          CASH AND CASH EQUIVALENTS
          Cash and cash equivalents include highly liquid debt instruments purchased with a maturity of three months or less.

          INVESTMENTS IN DEBT AND EQUITY SECURITIES
          Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). The cumulative effect resulting from the adoption of SFAS 115 in 1994 was immaterial. In accordance with SFAS 115, prior years' financial statements were not restated. Prior to the adoption of SFAS 115, the Company's investments in marketable equity securities were reported at the lower of cost or market, and marketable debt securities at amortized cost which approximated market.

          Marketable debt securities are classified as held-to-maturity. Management determines the appropriate classification of debt securities at the time of purchase. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Interest on securities classified as held-to-maturity is included in interest income.

          The Company also had an investment in a marketable equity security that was classified as available-for-sale at January 1, 1994. The realized gains were reflected in the Company's Consolidated Statements of Income.

          INVENTORY VALUATION
          Inventories are stated at the lower of cost or market, cost being determined using the last-in, first-out (LIFO), first-in, first-out
          (FIFO) and average cost methods.

          PROPERTY, PLANT AND EQUIPMENT
          Property, plant and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using principally the straight-line method. When property is retired from service, generally the cost of the retirement is charged to the allowance for depreciation to the extent of the accumulated depreciation and the balance is charged to income.

          COST IN EXCESS OF NET ASSETS OF BUSINESSES ACQUIRED
          Cost in excess of net assets of businesses acquired is amortized on a straight-line basis over periods not to exceed 30 years. The Company's policy is to record an impairment loss against the net unamortized cost in excess of net assets of businesses acquired in the period when it is determined that the carrying amount of the asset may not be recoverable. An evaluation is made at each balance sheet date (quarterly) and it is based on such factors as the occurrence of a significant event, a significant change in the environment in which the business operates or if the expected future net cash flows (undiscounted and without interest) would become less than the carrying amount of the asset.

          LONG-TERM DEFENSE CONTRACTS
          Defense contracts were accounted for under the percentage of completion (units-of-delivery) method, whereby sales and estimated average cost of the units to be produced under a contract were recognized as deliveries were made or accepted. Changes in estimates for sales, costs, and profits were recognized in the period in which they were determinable using the cumulative catch-up method of accounting. Claims were considered in the estimated contract performance at such time as realization was probable. Any anticipated losses on contracts were charged to operations as soon as they were determinable. Inventory costs included factory overhead, general and administrative expenses, initial tooling and other related costs. Internal research and development costs were charged to expense or allocated to production contracts, as applicable, when incurred. Under certain arrangements in which a customer shared in product development costs, the Company's portion of such costs was expensed as incurred. Effective January 1, 1994, substantially all defense contracts were transferred to United Defense, L.P.

          INCOME TAXES
          All U.S. federal and state income taxes and non-U.S. taxes are provided currently on the undistributed earnings of international subsidiaries and unconsolidated affiliated entities, giving recognition to current tax rates and applicable foreign tax credits.

          ENVIRONMENTAL COMPLIANCE AND REMEDIATION
          Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. The timing of these accruals generally coincides with the earlier of completion of a feasibility study or the Company's commitment to a plan of action based on the then known facts.

          CASUALTY AND PROPERTY INSURANCE
          The Company is insured for workers' compensation, automobile, general, and product liability losses through a risk retention program. The Company accrues for the estimated losses occurring from both asserted and unasserted claims. The estimate of the liability for unasserted claims arising from unreported incidents is based on an analysis of historical claims data. The Company has a wholly-owned captive insurance company for the payment of its claims under this risk retention program. Annual contributions are made by the Company to the captive insurance company to provide funding for its retained risk. Additionally, the Company self-insures its workers' compensation exposures in the states of Ohio and Pennsylvania. The Company accrues for their losses in the same fashion as described above; however, funding is made from operating earnings. Also, the Company generally insures its property on an all-risk basis through conventional insurers with a minor deductible applicable to each loss.

          FOREIGN CURRENCY TRANSLATION
          The financial statements of the Company's subsidiaries outside the United States, except for those subsidiaries located in highly inflationary economies, are principally measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. The resultant translation adjustments are recorded in the cumulative translation adjustment, a separate component of shareholders' equity. Income and expense items are translated at average monthly rates of exchange. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. For subsidiaries operating in highly inflationary economies, gains and losses on foreign currency transactions and balance sheet translation adjustments are included in net income.

          FINANCIAL INSTRUMENTS AND HEDGING
          During 1994, the Company adopted Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" (SFAS 119).

          The Company has subsidiaries principally operating in Canada, Europe, Latin America and the Pacific region. In the normal course of business, these operations are exposed to fluctuations in related foreign currencies. The Company seeks to reduce exposure to foreign currency fluctuations, primarily the European currencies, through the use of forward exchange contracts. The Company does not hold or issue financial instruments for trading purposes, and it is the Company's policy to prohibit the use of derivatives for speculative purposes. The Company has a Foreign Currency Risk Management Committee that meets periodically to monitor foreign currency risks.

          The Company enters into forward exchange contracts to hedge transactions with its non-U.S. subsidiaries, for firm commitments to purchase equipment and for export sales denominated in foreign currencies. These contracts generally are for 90 to 180 days or less. For those contracts that hedge an identifiable transaction, gains or losses are deferred and accounted for as part of the underlying transactions. The cash flows from forward exchange contracts accounted for as hedges of identifiable transactions are classified consistent with the cash flows from the transaction being hedged.

          USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          NEW FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED
          In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which is effective for years beginning after December 15, 1995. This statement establishes criteria for recognizing, measuring and disclosing impairments of long-lived assets, identifiable intangibles and goodwill. The Company will adopt SFAS 121 in the first quarter of 1996, but does not expect that the adoption will have a material effect on its financial position or results of operations.

          In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" which is effective for years beginning after December 15, 1995. This statement allows entities to choose between a new fair value based method of accounting for employee stock options or similar equity instruments and the current method of accounting prescribed by Accounting Principles Board Opinion No. 25. Entities electing to remain with the accounting in Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. The Company expects to continue accounting for employee stock options and similar equity instruments in accordance with Opinion No.
          25. The pro forma effect for 1995 has not yet been determined.

2. ACQUISITIONS AND FORMATION OF DEFENSE BUSINESS PARTNERSHIP


          ACQUISITIONS

          On February 6, 1995, the Company acquired substantially all of the assets of Fabsco, Inc. for a total consideration of $14.8 million consisting of cash of $3.4 million and the assumption of debt and liabilities of $11.4 million. The acquisition was accounted for by the purchase method of accounting. Fabsco, a privately held manufacturer of heat exchange products, had annual sales of approximately $22 million for 1994. Pro forma results are not presented for the periods prior to the acquisition because the effect would not be material.

          On August 31, 1993, the Company acquired MultiServ International, N.V. ("MultiServ"). The acquisition of MultiServ was accounted for by the purchase method of accounting, and operating results of this acquisition are included in the Company's Consolidated Financial Statements since the date of acquisition. The total consideration paid by the Company was approximately $384,000,000 and consisted of: (i) approximately $333,000,000 in cash, (ii) approximately $12,000,000 in Company Common Stock from treasury, and (iii) the assumption of certain project financing indebtedness of MultiServ in the amount of approximately $39,000,000. Approximately $8,000,000 in closing and acquisition costs were also incurred. The funds used by the Company to complete the acquisition consisted of approximately $83,000,000 from cash balances of the Company, and approximately $250,000,000 borrowed from a financial institution.

          FORMATION OF DEFENSE BUSINESS PARTNERSHIP

          On January 28, 1994, FMC Corporation ("FMC") and the Company announced completion of a series of agreements ("Agreements"), first announced in December 1992, to combine certain assets and liabilities of FMC's Defense Systems Group ("DSG") and the Company's BMY-Combat Systems Division ("BMY-CS"). The effective date of the combination was January 1, 1994. The combined company, United Defense, L.P., operates as a limited partnership ("Partnership"). FMC as the Managing General Partner has a 60 percent equity interest, and Harsco Defense Holding, Inc., a wholly owned subsidiary of the Company, as the Limited Partner has a 40 percent equity interest. The Company contributed to the Partnership net assets of $29,600,000, which included $5,200,000 in cash. The net assets were contributed on the historical basis of accounting and no gain was recognized on the transaction.

          The Partnership has an Advisory Committee comprised of ten individuals, six appointed by FMC and four appointed by the Company which considers and discusses Partnership issues. FMC as the managing general partner exercises management control over the Partnership subject to the Company's right to consent to certain actions delineated in the Partnership Agreement. Additionally, the Partnership Agreement contains certain exit rights for both Partners any time more than 25 months after the formation of the Partnership including the right of the Company to sell its interest to the Partnership (payable by a promissory note from the Partnership) based upon a calculation of 95% of appraised value, and the right of FMC or the Partnership to buy the Company's interest (payable in cash) based upon a calculation of 110% of appraised value. Appraised value is substantially the fully distributed public equity trading value of the Partnership as determined by three investment banking firms in accordance with certain contractual stipulations, multiplied by the Company's percentage interest in the Partnership. The Partnership Agreement provides for certain special capital account allocations and cash distributions, but otherwise allocates and distributes income in proportion to the partners' percentage ownership. Under the Participation Agreement between FMC and the Company, each Partner generally is financially accountable to the Partnership for environmental conditions occurring prior to formation of the Partnership at facilities or properties previously operated or used in their respective businesses, to the extent that costs incurred are not recovered from third parties or not covered by environmental accruals contributed by the parties at formation. The Company retained the rights and any liabilities associated with certain pending major claims between the Company and the U.S. Government, and the Company and the Government of Iran. See Note 10, "Commitments and Contingencies" for additional disclosure on these claims.

3. INVESTMENTS


          The following is a summary of held-to-maturity debt securities at December 31, 1995 and 1994:


(In thousands)                                             1995
-----------------------------------------------------------------------------------
                                         AMORTIZED      UNREALIZED            FAIR
                                           COST     GAINS         LOSSES      VALUE
-----------------------------------------------------------------------------------
Corporate debt securities                $28,753     $   219        $58     $28,914
Government debt
  securities non-U.S.                     17,250         161         39      17,372
-----------------------------------------------------------------------------------
                                         $46,003     $   380        $97     $46,286
===================================================================================

(In thousands)                                             1994
-----------------------------------------------------------------------------------
                                         AMORTIZED      UNREALIZED            FAIR
                                           COST     GAINS        LOSSES       VALUE
-----------------------------------------------------------------------------------
Corporate debt securities                $31,685     $     -    $ 1,089     $30,596
Government debt
  securities non-U.S.                     17,555           -        682      16,873
-----------------------------------------------------------------------------------
                                         $49,240     $     -    $ 1,771     $47,469
===================================================================================


The amortized cost and fair market value of fixed income debt securities at December 31, 1995 and 1994, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities, because the borrowers may have the right to call or prepay obligations.


(In thousands)                                  1995                   1994
-----------------------------------------------------------------------------------
                                         AMORTIZED              AMORTIZED
                                           COST     FAIR VALUE    COST    FAIR VALUE
-----------------------------------------------------------------------------------
Held to Maturity
Due in one year or less                  $24,996     $24,954    $ 5,529     $ 5,438
Due after one year through five years     21,007     $21,332    $43,711     $42,031
-----------------------------------------------------------------------------------
                                         $46,003     $46,286    $49,240     $47,469
===================================================================================


Investments held to maturity due in one year or less are included in Other current assets on the Consolidated Balance Sheets.

During the first quarter of 1994, the Company sold its remaining shares of an investment in a marketable equity security that was held available-for-sale. The Company sold the majority of its holdings in this investment in 1993. These sales have been included as Revenues under Gain on Sale of Investments in the Consolidated Statements of Income.



4. INVENTORIES


          Inventories are summarized as follows:
          (In thousands)                                  1995      1994
          ---------------------------------------------------------------
                 Finished goods .....................  $ 25,996  $ 25,641
                 Work in process ....................    24,640    28,625
                 Raw materials and purchased parts ..    54,151    53,338
                 Stores and supplies ................    18,498    13,595
          ---------------------------------------------------------------
                                                       $123,285  $121,199
          ===============================================================
               Valued at lower of cost or market:
                 LIFO basis .........................  $ 89,239  $ 86,722
                 FIFO basis .........................    23,860    16,938
                 Average cost basis .................    10,186    17,539
          ---------------------------------------------------------------
                                                       $123,285  $121,199
          ===============================================================


          Inventories valued on the LIFO basis at December 31, 1995 and 1994 were approximately $37,905,000 and $36,564,000, respectively, less than the amounts of such inventories valued at current costs.

          As a result of reducing certain inventory quantities valued on the LIFO basis, profits from liquidation of inventories were recorded, which increased net income by $494,000, $276,000 and $246,000 in 1995, 1994 and 1993, respectively.

5.   PROPERTY, PLANT AND EQUIPMENT


            Property, plant and equipment, net, consists of:

            (In thousands)                                   1995         1994
            --------------------------------------------------------------------
            Land and improvements                        $   25,351    $  24,955
            Buildings and improvements                      121,651      110,190
            Machinery and equipment                         896,139      820,868
            Uncompleted construction                         37,126       28,917
            --------------------------------------------------------------------
                                                          1,080,267      984,930
            Less allowance for depreciation                 620,458      549,962
            --------------------------------------------------------------------
                                                         $  459,809     $434,968
            ====================================================================


          The estimated useful lives of different types of assets are:
          ----------------------------------------------------------------------

          Land improvements                                             10 years
          Buildings and improvements                              10 to 50 years
          Certain plant, buildings and installations               5 to 20 years
            (Principally Metal Reclamation and
            Mill Services Group)
          Machinery and equipment                                  3 to 20 years
          ----------------------------------------------------------------------

6. INVESTMENTS IN UNCONSOLIDATED ENTITIES


          The Company has a 40% interest in United Defense, L.P. which principally manufactures ground combat vehicles for the U.S. and international governments (see Note 2). The Company's other investments are in the Metal Reclamation and Mill Services Group. Summary information is not shown for 1993 as it is immaterial to the Consolidated Financial Statements. The following table presents summarized financial information on a combined 100% basis of the companies accounted for by the equity method:



                (In thousands)                1995       1994
---------------------------------------------------------------
                Current assets ..........   $378,430   $321,596

                Noncurrent assets .......    202,701    187,896

                Current liabilities .....    364,385    315,983

                Noncurrent liabilities ..     52,801     56,485

                Net sales ...............  1,003,562  1,129,528

                Costs and expenses ......    892,733    983,955

                Net income ..............    110,250    134,441

---------------------------------------------------------------



          The Company's share of income of all unconsolidated entities for 1995 and 1994 was $57,031,000, and $64,120,000, respectively.

7. DEBT AND CREDIT AGREEMENTS


          In June 1995, the Company amended its $300 million, October 1993 credit facility with a syndicate of nineteen banks. The amended and restated five-year unsecured facility consolidates two prior agreements and, as amended, extends maturity to June 2000, provides for less restrictive financial ratio covenants and reduces fees and interest rates. Borrowings under this agreement are available in U.S. dollars or Eurocurrencies and it serves as back-up to the Company's commercial paper program. Interest rates are either a negotiated rate, a rate based upon the U.S. federal funds interbank market, prime rate, or a rate based upon the London Interbank Offered Rate (LIBOR). The Company pays a facility fee based upon the full amount of the facility that varies based upon its Moody's and Standard & Poor's credit ratings. The agreement currently provides for a facility fee of .10% per annum. At December 31, 1995 and 1994, there were no borrowings outstanding under these facilities.

          The Company also has a commercial paper borrowing program under which it can issue up to $150 million of short-term notes in the U.S. commercial paper market. The commercial paper program is supported by the credit facility. The Company limits the aggregate commercial paper and credit facility borrowings at any one time to a maximum of $300 million. Interest rates are based upon market conditions, but are generally lower than comparable borrowings under the committed bank credit facility. At December 31, 1995, the Company had no commercial paper outstanding. At December 31, 1994, $24.1 million of commercial paper was outstanding. Commercial paper is classified as long-term debt, because the Company has the ability and intent to refinance it on a long-term basis through existing long-term credit facilities.

          Short-term debt, including overdraft facilities, amounted to $5,704,000 and $14,236,000 at December 31, 1995 and 1994,
          respectively. The weighted average interest rate for short-term borrowings at December 31, 1995 and 1994 was 7.3% and 7.6%, respectively.

           Long-term debt consists of the following:

           (In thousands)                                        1995      1994
           ---------------------------------------------------------------------
           8.75% Notes due May 15, 1996 ..................... $89,500  $100,000

           6.0% Notes due September 15, 2003 ................ 150,000   150,000

           Commercial Paper Borrowings supported by
             bank credit facility with interest up to 6.2% ..       -    24,139

           Industrial Development Bonds, payable in varying
             amounts to 2005 with interest up to 7.0% .......  11,400    10,750

           Project financing and other, payable in varying
             amounts to 2004 with interest up to 17.5% ......  32,069    66,859
           ---------------------------------------------------------------------
                                                              282,969   351,748
           Less current maturities .......................... 103,043    11,502
           ---------------------------------------------------------------------
                                                             $179,926  $340,246
           =====================================================================

          The five-year facility and certain notes payable agreements contain covenants restricting, among other things, the amount of issuance of new debt as defined. At December 31, 1995, the Company was in compliance with these covenants.

          The maturities of long-term debt for the four years following December 31, 1996, are:

          (In thousands)
          ----------------------------------------------------------------------
               1997    $10,660          1999    $1,475
               1998    $ 5,766          2000    $  626

          Cash payments for interest on all debt, net of capitalized interest, were $28,798,000, $33,544,000 and $15,165,000 in 1995, 1994 and 1993,
          respectively.

          The Company has on file with the Securities and Exchange Commission, a Form S-3 shelf registration for the possible issuance of up to an additional $200,000,000 of new debt securities, preferred stock or common stock.

8. LEASES

         The Company leases certain property and equipment under noncancelable operating leases. Rental expense under all operating leases was $12.2 million, $10.9 million and $10.7 million in 1995, 1994 and 1993, respectively.

         Future minimum lease payments under operating leases with noncancelable terms are:


                                                                             After
         (In thousands)              1996    1997   1998    1999    2000     2000
         -----------------------------------------------------------------------
         Minimum Lease Payments  $10,008  $7,517  $4,853  $3,397  $2,976  $17,173
         -----------------------------------------------------------------------

9. EMPLOYEE BENEFIT PLANS


          PENSION BENEFITS

          The Company has pension and profit sharing retirement plans, most of which are noncontributory, covering substantially all its employees and outside directors. The benefits for salaried employees generally are based on years of service and the employee's level of compensation during specified periods of employment. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. The Company's funding policy for qualified plans is consistent with statutory regulations and customarily equals the amount deducted for income tax purposes. The Company's policy is to amortize prior service costs over the average future service period of active plan participants.

          The actuarially computed net pension expense includes the following components:



           (In thousands)                                        1995      1994      1993
           ------------------------------------------------------------------------------
           Defined benefit plans:
              Service cost ................................   $ 9,232   $10,604   $12,077
              Interest cost ...............................    13,958    14,160    15,468
              Actual return on plan assets ................   (35,944)   (7,885)  (33,984)
              Net amortization and deferral ...............    14,921   (12,909)    8,547
           ------------------------------------------------------------------------------
              Net pension expense .........................     2,167     3,970     2,108
           Multi-employer and defined contribution plans ..     8,140     7,250     5,110
           ------------------------------------------------------------------------------

              Total pension expense .......................   $10,307   $11,220    $7,218
           ==============================================================================


          The Company participates in multi-employer plans, providing defined benefits for certain unionized employees, the cost of which totaled $3,610,000, $3,285,000 and $2,474,000, for 1995, 1994 and 1993,
          respectively.

          The financial status of the pension plans and amounts recognized in the Company's Consolidated Balance Sheets at December 31, 1995 and 1994 are:



                                                    Assets Exceed         Accumulated Benefits
                                                  Accumulated Benefits        Exceed Assets
                                                 ----------------------  ----------------------
          (In thousands)                              1995        1994        1995        1994
          -------------------------------------------------------------------------------------
          Actuarial present value of benefit
            obligations:

            Vested ............................   $139,766    $130,826     $15,359     $12,751

            Non-vested ........................      9,853       6,696         664         823
          ------------------------------------------------------------------------------------

          Accumulated benefit obligation .....     149,619     137,522      16,023      13,574

          Effect of increase in
           compensation ......................      32,605      33,438       2,907       1,204
          ------------------------------------------------------------------------------------

          Projected benefit obligation .......     182,224     170,960      18,930      14,778

          Plan assets at fair value ..........     254,447     234,489      10,172       9,628
          ------------------------------------------------------------------------------------

          Plan assets in excess of (less than)
           projected benefit obligations .....      72,223      63,529      (8,758)     (5,150)

          Unrecognized prior service costs ...      10,534      12,512       2,186       1,202

          Unrecognized net loss (gain) .......     (33,581)    (25,868)      1,142         589

          Unrecognized net asset .............     (23,709)    (24,926)        117        (192)

          Minimum liability adjustment .......           -           -      (2,299)     (1,106)
          ------------------------------------------------------------------------------------

          Prepaid pension asset (liability) ..    $ 25,467    $ 25,247     $(7,612)    $(4,657)
          ====================================================================================

          Plan assets include equity and fixed-income securities. At December 31, 1995 and 1994, 366,320 Harsco common shares with a fair market value of $21,292,000 and $14,973,000, respectively, are included in plan assets. Dividends paid on Harsco Common Stock amounted to $542,000 and $512,000 in 1995 and in 1994, respectively.

          The actuarial assumptions used for the defined benefit pension plans, including international plans, are:


                                                        1995    1994    1993
         -------------------------------------------------------------------
         Weighted average assumed discount rates ....   7.5%    7.9%    7.4%

         Weighted average expected long-term rates of
           return on plan assets .... ...............   9.0%    8.6%    9.0%

         Rates of compensation increase .............   4.8%    5.3%    5.3%
         -------------------------------------------------------------------


          The changes in the assumed discount and compensation rates had the effect of increasing the projected benefit obligation by $4,579,000 in 1995. In 1994, the change in the assumed discount rate had the effect of decreasing the projected benefit obligation by $13,641,000. In 1993, the changes in the assumed discount and compensation rates had the effect of decreasing the projected benefit obligation by $31,956,000.

          POSTRETIREMENT BENEFITS

          The Company has postretirement life insurance benefits for a majority of employees, and postretirement health care benefits for a limited number of employees mainly under plans related to acquired companies. The cost of life insurance and health care benefits are accrued for current and future retirees and are recognized as determined under the projected unit credit actuarial method. Under this method, the Company's obligation for postretirement benefits is to be fully accrued by the date employees attain full eligibility for such benefits. The Company's postretirement health care and life insurance plans are unfunded.

          The postretirement benefit expense (health care and life insurance) for 1995, 1994 and 1993 included the following components:



                                                     Health      Life
    (In thousands)                                    Care    Insurance  Total
    ----------------------------------------------------------------------------
    1995
             SERVICE COST                            $ 29       $ 44     $ 73
             INTEREST COST                            266        254      520
             AMORTIZATION (GAIN)                     (339)       (37)    (376)
    ----------------------------------------------------------------------------
                TOTAL POSTRETIREMENT
                BENEFIT (INCOME) COSTS               $(44)      $261     $217
    ============================================================================

    1994
             Service cost                            $ 46       $ 52     $ 98
             Interest cost                            292        244      536
             Amortization (gain)                     (154)       (29)    (183)
    ----------------------------------------------------------------------------
                Total postretirement benefit costs   $184       $267     $451
    ============================================================================

    1993
             Service cost                            $235       $ 73     $308
             Interest cost                            532        324      856
             Amortization (gain)                     (319)         -     (319)
    ----------------------------------------------------------------------------
                Total postretirement benefit costs   $448       $397     $845
    ============================================================================

          The 1995 and 1994 postretirement benefit liability recorded in the Consolidated Balance Sheets included the following components:




          (In thousands)                          1995                               1994
          --------------------------------------------------------------------------------------------
                                       Health     Life                    Health     Life
                                        Care     Insurance   Total         Care     Insurance   Total
          --------------------------------------------------------------------------------------------
          Current retiree              $2,947    $2,452     $5,399         $3,398    $2,765     $6,163
          Future retirees                 271       942      1,213            329       769      1,098
          --------------------------------------------------------------------------------------------
                 Total                  3,218     3,394      6,612          3,727     3,534      7,261

          Unrecognized gain             1,100     1,219      2,319            998       945      1,943
          --------------------------------------------------------------------------------------------
          Accumulated postretirement
               benefit liability       $4,318    $4,613     $8,931         $4,725    $4,479     $9,204
          ============================================================================================

9.   EMPLOYEE BENEFIT PLANS (CONTINUED)

     The actuarial assumptions used for the plans are:

          (Dollars In thousands)                             1995        1994        1993
          ---------------------------------------------------------------------------------
          Assumed discount rate ..........................    7.0%        7.5%        7.0%
          Health care cost trend rate ....................    9.5%       12.4%       13.0%
          Decreasing to ultimate rate ....................    5.5%        6.0%        6.0%
          Effect of one percent increase in
            health care cost trend rate:
               On cost components ........................   $  3        $ 25        $110
               On accumulated benefit obligation .........   $324        $364        $937
          ---------------------------------------------------------------------------------


          It is anticipated that the health care cost trend rate will decrease from 9.1% in 1996 to 5.5% in year 2005.

          SAVINGS PLAN

          The Company has a defined contribution savings plan designed to comply with the requirements of the Employee Retirement Income Security Act of 1974 ("ERISA") and Section 401(k) of the Internal Revenue Code. The plan covers substantially all U.S. employees with the exception of any such employees represented by a collective bargaining agreement, unless the agreement expressly provides otherwise. Employee contributions are generally determined as a percentage of covered employee's compensation. The expense for contributions to the plan by the Company were $3,627,000, $2,825,000 and $4,213,000 for 1995, 1994 and 1993, respectively.

          EXECUTIVE INCENTIVE COMPENSATION PLAN

          At the Company's 1995 Annual Meeting, the Shareholders approved the 1995 Executive Incentive Compensation Plan which replaced the Annual and Long-Term Incentive Plans and the 1986 Stock Option Plan. The new Plan became effective January 1, 1995. Under the Plan, the Management Development and Compensation Committee awards 60% of the value of any earned performance to be paid to participants in the form of cash and 40% in the form of restricted shares of the Company's common stock. Awards are made in February of the succeeding year. The Company accrues amounts based on performance reflecting the value of cash and common stock which is anticipated to be earned for the current year. Compensation expense relating to these awards was $5.2 million in 1995. Compensation expense under the old plan was $3.7 million and $4.5 million for 1994 and 1993, respectively. A total of 2,000,000 shares of the Company's common stock are reserved and available for issuance to participants for annual incentive and stock option awards. As of December 31, 1995, no restricted shares had been granted under this Plan.

          POSTEMPLOYMENT BENEFITS

          Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS 112) for both U.S. and non-U.S. plans, the effect of which was immaterial. This statement requires companies to accrue postemployment benefits if the obligation is attributable to employees' services already rendered, employees' rights to those benefits accumulate or vest, payment of the benefits is probable and the amount of the benefits can be reasonably estimated.

10.       COMMITMENTS AND CONTINGENCIES


          FEDERAL EXCISE TAX AND OTHER MATTERS RELATED TO THE FIVE-TON TRUCK CONTRACT

          In the third quarter of 1995, the Company, the United States Army, and the United States Department of Justice concluded a settlement of Harsco's previously reported claims against the Army relating to Federal Excise Tax arising under a completed 1986 contract for the sale of five-ton trucks to the Army. On September 27, 1995, the Army paid Harsco $49 million in accordance with the settlement terms. Harsco released the Army from any further liability for those claims, and the Department of Justice released Harsco from a threatened action for damages and civil penalties based on an investigation conducted by the Department's Commercial Litigation Branch that had been pending for several years. During the performance of the five-ton truck contract, the Company recorded an account receivable of $62.5 million for its claims against the Army relating to Federal Excise Tax. As a result of accepting the $49 million in settlement, Harsco recorded a non-recurring, pre-tax, non-cash charge of $13.5 million (after-tax charge of $8.2 million, $.32 per share), in the third quarter. The $13.5 million pre-tax charge is included in the Consolidated Statements of Income under Facilities discontinuance and reorganization costs.

          The settlement preserves the rights of the parties to assert claims and defenses under the Internal Revenue Code, and rights of the Army and Harsco to claim certain amounts that may be owed by either party to reconcile possible underpayments or overpayments on the truck contract as part of the formal contract close out process.

          The settlement does not resolve the potential for a claim from the Internal Revenue Service that, contrary to the Company's position, certain cargo truck models have gross vehicle weights in excess of the 33,000 pound threshold under the Federal Excise Tax law, and therefore are taxable. As previously reported, the Internal Revenue Service is reviewing Harsco's position and has tentatively concluded that those cargo truck models appear to be taxable. If the Internal Revenue Service asserts that tax is due on these vehicles, the total claim could be $42 million plus interest and penalty, if any. The Company plans to vigorously contest any such tax deficiency. Although there is risk of an adverse outcome, the Company believes that these trucks are not taxable. The settlement agreement preserves the Company's right to seek reimbursement of after-imposed tax from the Army in the event that the cargo trucks are determined to be taxable, but the agreement limits the reimbursement to a maximum of $21 million. Additionally, in an earlier contract modification, the Army accepted responsibility for $3.6 million of the potential tax, bringing its total potential responsibility up to $24.6 million.

          Under the settlement, the Army agreed that if the cargo trucks are determined to be taxable, the 1993 decision of the Armed Services Board of Contract Appeals (which ruled that the Company is entitled to a price adjustment to the contract for reimbursement of FET paid on vehicles that were to be delivered after October 1, 1988) will apply to the question of Harsco's right to reimbursement from the Army for after-imposed taxes on the cargo trucks. In Harsco's view, application of the 1993 decision will favorably resolve the principal issues regarding any such future claim by Harsco. Therefore, the Company believes that even if the cargo trucks are held to be taxable, the Army would be obligated to reimburse the Company for a majority of the tax, (but not interest or penalty, if any), resulting in a net maximum liability for Harsco of approximately $18 million plus interest and penalty, if any. The Company believes it is unlikely that resolution of this matter will have a material adverse effect on the Company's financial position, however, it could have a material effect on quarterly or annual results of operations.

          In August 1994, the Company and the Government signed a modification to the five-ton truck contract resolving all outstanding contractual matters concerning that agreement with certain limited exceptions including FET related matters. The contract modification included resolution of the Company's claims described in earlier Company filings for contract changes, inadequate technical data package, and delays and disruptions. The modification provided for an increase of $12.5 million in the contract price. This price increase yielded net revenue to the Company of approximately $12 million after related excise tax and other associated costs. The Company recognized such amount as Other revenues in the Consolidated Statements of Income in the third quarter of 1994.

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

          In addition, in 1994 the Company negotiated a settlement with the U.S. Government of a smaller outstanding claim concerning this contract which provided for payment of $3.8 million by the U.S. Government to Harsco. The Company recognized such amount as Other revenues in the Consolidated Statements of Income in the first quarter of 1994.

          GOVERNMENT-FURNISHED EQUIPMENT OVERCHARGE CLAIM

          The Company filed a claim in the Armed Service Board of Contract Appeals asserting that the United States Government has overcharged Harsco in the sale of government-furnished equipment on various contracts, all of which have been completed. In December 1994, the Government and the Company agreed to a settlement of the Company's claim on those contracts and several other disputed contracts not included in the litigation. Under the terms of the settlement, the Government agreed to pay the Company approximately $20,400,000. This amount was included in Other revenues in the Consolidated Statements of Income. Each party released the other from all liability relating to the completed contracts, including the Government's previous claim from the Company of approximately $2,200,000. Payment was received in the first quarter of 1995.

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

          Iran's Ministry of Defense initiated arbitration procedures against the Company in 1991 under the rules of the International Chamber of Commerce for damages allegedly resulting from breach of various contracts executed by the Company and the Ministry of Defense between 1970 and 1978. The contracts were terminated in 1978 and 1979 during the period of civil unrest in Iran that preceded the Iranian revolution. Iran asserted a claim under one contract for repayment of a $7.5 million advance payment it made to the Company, plus interest at 12% through June 27, 1991 in the amount of $25.3 million. Iran also asserted a claim for damages under other contracts for $76.3 million. The Company has asserted various defenses and also has filed counterclaims against Iran for damages in excess of $7.5 million which it sustained as a result of Iran's breach of contract, plus interest. The arbitration hearing was held in January 1996. At the hearing, Iran reduced the $76.3 million portion of its claim to approximately $34.4 million. The arbitration panel took the case under advisement and management expects that it will issue a decision in 1996. The Company's management and its counsel believe it is unlikely that resolution of these claims will have a material adverse effect on the Company's financial position or results of operations.

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

          In June 1994, the shareholder of the Ferrari Group, a Belgium holding company involved in steel mill services and other activities, filed a legal action in Belgium against Heckett MultiServ, S.A. and S.E.A.E., subsidiaries of MultiServ International N.V. (a subsidiary of the Company). The action alleges that these two subsidiaries breached contracts arising from letters of intent signed in 1992 and 1993 concerning the possible acquisition of the Ferrari Group, claiming that the subsidiaries were obligated to proceed with the acquisition and failed to do so. The action seeks damages of 504 million Belgian francs (approximately U.S. $17 million). The Company intends to vigorously defend against the action and believes that based on conditions contained in the letters of intent and other defenses it will prevail. The Company and its counsel believe that is unlikely that these claims will have a material adverse effect on the Company's financial position or results of operations.

          On August 29, 1994, the Company filed a legal action in the United States District Court for the Southern District of New York against certain former shareholders of MultiServ International, N.V. seeking recovery of damages arising from misrepresentations which the Company claims were made to it in connection with its purchase of the MultiServ International, N.V. stock on August 31, 1993. The Complaint seeks damages in an amount to be determined. On April 4, 1995, the court dismissed various elements of the Company's claims and allowed the Company to amend its complaint with respect to other elements. At the Company's request, the Court dismissed the remaining claims which then allowed the Company to file an appeal in the United States Court of Appeals for the Second Circuit. The Company has settled its claims with certain defendants, but continues to pursue its appeal with respect to claims against the other defendants.

          ENVIRONMENTAL

          The Company is involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites. While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company. The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Consolidated Balance Sheets at December 31, 1995 and 1994, include an accrual of $5.3 million and $6.2 million respectively for environmental matters. The amounts charged to earnings on a pre-tax basis related to environmental matters totaled $1.2 million, $1.2 million and $3.2 million for 1995, 1994 and 1993, respectively.

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

 11. INCOME TAXES

          Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
          109). The adoption of SFAS 109 changed the Company's method of accounting for income taxes from the deferred method under Accounting Principles Board Opinion No. 11 to an asset and liability approach. Deferred income taxes are recognized for all temporary differences between the tax and financial reporting bases of the Company's assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The cumulative effect of this change in accounting principle increased net income in the first quarter of 1993 by $6,802,000, or $.27 per share.

          Income before taxes, minority interest, and cumulative effect of accounting changes in the Consolidated Statements of Income consist of:




          (In thousands)                       1995      1994      1993
          -------------------------------------------------------------
          Income before income taxes:
            United States ...............  $105,296  $129,225  $126,521
            International ...............    58,432    19,615    10,732
          -------------------------------------------------------------
                                           $163,728  $148,840  $137,253
          =============================================================

          Provision for income taxes:
           Currently payable:
             Federal ...................   $ 46,837  $ 37,193  $ 38,053
             State .....................      9,303     6,697     7,395
             International .............     25,368    12,271     8,882
          -------------------------------------------------------------
                                             81,508    56,161    54,330
           Deferred federal and state ..    (18,941)    3,503     4,195
           Deferred international ......      1,287      (128)   (2,190)
          -------------------------------------------------------------
                                           $ 63,854  $ 59,536  $ 56,335
          =============================================================


          Cash payments for income taxes were $75,478,000, $49,151,000 and $55,431,000, for 1995, 1994 and 1993, respectively.

          The following is a reconciliation of the normal expected statutory U.S. federal income tax rate to the effective rate as a percentage of income before provision for income taxes, minority interest, and cumulative effect of accounting changes as reported in the Consolidated Statements of Income:


                                                          1995   1994   1993
          ------------------------------------------------------------------
          U.S. federal income tax rate ................   35.0%  35.0%  35.0%

          State income taxes, net of federal
            income tax benefit .......................     2.8    3.2    3.9

          Export sales corporation benefit ............    (.5)  (1.1)  (1.0)

          International losses for which no tax benefit
            was recorded .............................     1.9    2.4    2.1

          Difference in effective tax rates on
            international earnings and remittances ...    (1.3)  (1.4)   (.5)

          Nondeductible acquisition costs .............    1.7    2.0    1.0

          Other, net ..................................    (.6)   (.1)    .5
          ------------------------------------------------------------------
          Effective income tax rate ...................   39.0%  40.0%  41.0%
          ==================================================================

          The tax effects of the primary temporary differences giving rise to the Company's deferred tax assets and liabilities for the years ended December 31, 1995 and 1994 are:


     (In thousands)                        1995                     1994
     --------------------------------------------------------------------------
     Deferred income taxes                ASSET  LIABILITY    Asset   Liability
     --------------------------------------------------------------------------
     Depreciation                       $     -    $37,625   $     -   $38,301
     Expense accruals                    30,890          -    35,027         -
     Inventories                          3,175          -     5,710         -
     Provision for receivables            1,960          -         -    30,863
     Postretirement benefits              3,444          -     3,564         -
     Deferred revenue                         -      4,206         -     1,330
     Unrelieved foreign tax losses       14,800          -    20,767         -
     Pensions                                 -      7,735         -     7,461
     Investment in United Defense, L.P.       -        325     3,783         -
     Other                                    -      5,174         -     2,152
     ---------------------------------------------------------------------------
        Subtotal                         54,269     55,065    68,851    80,107
     Valuation allowance                 (9,403)         -   (16,986)        -
     ---------------------------------------------------------------------------
     Total deferred income taxes        $44,866    $55,065   $51,865   $80,107
     ===========================================================================


          At December 31, 1995 and 1994, Other current assets included deferred income tax benefits of $18.4 million and $2.1 million, respectively.

          At December 31, 1995, certain of the Company's non-U.S. subsidiaries had total available net operating loss carryforwards (NOLs) of approximately $39,000,000 of which approximately $15,700,000 will expire by 1999, $500,000 will expire by 2000 and the balance may be carried forward indefinitely. Included in the total are $19,378,000 of preacquisition NOLs relating to the MultiServ acquisition.

          During 1995 and 1994, $8,522,000 and $13,500,000, respectively, of the
          MultiServ preacquisition NOLs were utilized by the Company resulting in tax benefits of $2,892,000 and $3,774,000, respectively, which were allocated to reduce goodwill related to the acquisition.

          The valuation allowance of $9,403,000 and $16,986,000 relates principally to cumulative unrelieved foreign tax losses which are uncertain as to realizability at December 31, 1995 and 1994, respectively. To the extent that the preacquisition NOLs, are utilized in the future and the associated valuation allowance reduced, the tax benefit thereof will be allocated to reduce goodwill related to the acquisition.

          The decrease in the valuation allowance for 1995 and 1994 results primarily from the utilization of foreign tax loss carryforwards and the release of valuation allowances in certain international jurisdictions based on the Company's reevaluation of the realizability of future benefits resulting from tax planning strategies. The release of valuation allowances in those international jurisdictions was allocated to reduce goodwill related to the acquisition by $4,707,000 and $3,367,000 in 1995 and 1994, respectively.

          The change in the valuation allowances relates to a decrease from the utilization of preacquisition and postacquisition NOLs, net of increases applicable to the creation of NOLs.

12.  CAPITAL STOCK


          The authorized capital stock consists of 70,000,000 shares of common stock and 4,000,000 shares of preferred stock, both having a par value of $1.25 per share. The preferred stock is issuable in series with terms as fixed by the Board of Directors. No preferred stock has been issued other than the preferred stock rights for a Series A Junior Participating Cumulative Preferred Stock distributed by the Company in September 1987 for each outstanding share of common stock. The rights may be exercised, under certain conditions, to purchase 1/100th share of a new Series A Junior Participating Cumulative Preferred Stock at a purchase price of $200. This new preferred stock has a par value of $1.25 per share and a liquidation price of $150 per share with 400,000 shares authorized and none issued. The rights are not exercisable or transferable apart from the common stock, until ten days after a public announcement that a person or group has acquired 20% or more, or intends to commence a tender offer for 25% or more of the Company's common stock. The rights, which expire on September 28, 1997, do not have voting power, and may be redeemed by the Company at a price of $.05 per right at any time until the 10th business day following public announcement that a person or group has accumulated 20% or more of the Company's outstanding shares.

          In January 1992, the Board of Directors authorized the purchase, over a two-year period, of up to 4,000,000 shares of its common stock in unsolicited open market or privately negotiated transactions at prevailing market prices. Through December 31, 1993, 2,064,555 shares of common stock had been purchased under this plan at an aggregate cost of $73,862,000. In 1994, there were no stock purchases under a one year authorization of the Board of Directors. In January 1995, the Board of Directors authorized the purchase, over a one year period, of up to 500,000 shares of its common stock. Through December 31, 1995, 292,014 shares of common stock had been purchased under this plan at an aggregate cost of $16,568,000. In January 1996, the Board of Directors authorized the purchase, over a one year period, of up to 1,000,000 shares of its common stock.


                                             Common Stock Summary
          --------------------------------------------------------------------
                                   Shares          Treasury          Shares
           Balances                Issued           Shares         Outstanding
          --------------------------------------------------------------------
           December 31, 1992 ..  31,925,423         6,545,864      25,379,559

           December 31, 1993 ..  32,114,499         7,146,698      24,967,801

           December 31, 1994 ..  32,343,553         7,161,303      25,182,250

           DECEMBER 31, 1995 ..  32,537,880         7,486,331      25,051,549
          -------------------------------------------------------------------

 13.  STOCK OPTIONS


          The Company has granted stock options to officers and directors for the purchase of its common stock under two shareholder approved plans, one of which expired in 1985. In April 1993, shareholders approved an increase in the number of shares that may be issued under the plan from 1,500,000 to 2,500,000. At December 31, 1995 and 1994, 853,138
          and 1,016,284 shares, respectively, were available for granting of incentive stock options, nonqualified stock options or stock appreciation rights. Options are granted at fair market value at date of grant and become exercisable commencing one year later.

          In addition, at the 1995 Annual Meeting, the shareholders approved the 1995 Executive Incentive Compensation Plan and the 1995 Non-Employee Director's Stock Plan. The 1995 Executive Incentive Compensation Plan authorizes the issuance of up to 2,000,000 shares of the Company's common stock for use in paying annual incentive compensation awards in the form of restricted stock and stock options. The 1995 Non-Employee Director's Stock Plan authorizes the issuance of up to 150,000 shares of the Company's common stock for stock option awards. The award of shares and options under the 1995 Executive Incentive Compensation Plan commenced in 1996; while the awards of options under the Non-Employee Director's Stock Plan commenced in May 1995. Upon approval of these two plans in 1995, the Company terminated the use of the 1986 plan for granting of stock option awards.

          At December 31, 1995, options to purchase 642,459 shares were exercisable. Changes during 1995 and 1994 in options outstanding were:


                                          Shares Under        Option Price
                                             Option         Range per Share
          ---------------------------------------------------------------------
          Outstanding, January 1, 1994       714,418      $15.75   to   $41.56

          Granted                            232,480       42.00   to    43.25
          Exercised                         (229,054)      15.75   to    41.56
          Terminated and expired             (44,204)      41.56   to    43.25
          ---------------------------------------------------------------------

          Outstanding, December 31, 1994     673,640       23.44   to    43.25

          Granted                            181,000       43.375  to    47.625
          Exercised                         (194,327)      23.44   to    43.25
          Terminated and expired             (17,854)      27.56   to    43.375
          ---------------------------------------------------------------------
          OUTSTANDING, DECEMBER 31, 1995     642,459      $23.44   TO   $47.625
          =====================================================================

          During 1995 and 1994, the Company had non-cash transactions related to stock option exercises of $1,674,000 and $677,000, respectively, whereby old shares are exchanged for new shares.

 14. FINANCIAL INSTRUMENTS


          OFF-BALANCE SHEET RISK

          As collateral for performance and advances on long-term contracts and to ceding insurers, the Company is contingently liable under standby letters of credit and bonds in the amount of $49.2 million and $64.7 million at December 31, 1995 and 1994, respectively. These standby letters of credit and bonds are generally in force from one to three years for which the Company pays fees to various banks and insurance companies that generally range from .20 to 1 percent per annum of their face value. If the Company were required to obtain replacement standby letters of credit and bonds as of December 31, 1995 for those currently outstanding, it is the Company's opinion that the replacement costs for such standby letters of credit and bonds would not significantly vary from the present fee structure.

          At December 31, 1995 and 1994, the Company had $7.8 million and $40.6 million, respectively, of forward foreign currency exchange contracts outstanding. These contracts are part of a worldwide program to minimize foreign currency exchange operating income and balance sheet exposure. The unsecured contracts generally mature within 12 months and are principally with major financial institutions. The Company is exposed to credit loss in the event of non-performance by the other parties to the contracts. The Company evaluates the creditworthiness of the counterparties' financial condition and does not expect default by the counterparties.

          FOREIGN EXCHANGE RISK MANAGEMENT

          Harsco is an international company with operations in 29 countries. The Company has translation and transaction foreign currency exposures at these operations. Harsco's primary foreign currency exposures are in France, Belgium, United Kingdom, Brazil and Mexico.

          Forward foreign currency exchange contracts are generally used to hedge commitments, such as foreign currency debt, the purchase of equipment, and foreign currency cash flows for certain export sales transactions. The Company has entered into forward exchange contracts that have been used to exchange the proceeds from U.S. commercial paper borrowings into foreign currencies, and simultaneously enters into a forward exchange contract to exchange such foreign currencies back into U.S. dollars at the maturity date of the U.S. commercial paper borrowings. These forward exchange contracts allow the Company to finance certain international operations at effective interest rates that are generally lower than in that country. These forward exchange contracts do not qualify as hedges for financial reporting purposes; therefore, any related gain or loss is recognized in income on a current basis. At December 31, 1994, $37.8 million of forward exchange contracts, related to the commercial paper borrowings, were outstanding. There were no contracts of this type outstanding at December 31, 1995.

          The following table summarizes by currency the contractual amounts of the Company's forward exchange contracts in U.S. dollars as of December 31, 1995. The "sell" amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies, and the "buy" amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies.

                                   $ U.S.                   RECOGNIZED     UNREALIZED
          (IN THOUSANDS)   TYPE  EQUIVALENT   MATURITY      GAIN (LOSS)    GAIN (LOSS)
          ----------------------------------------------------------------------------
          FORWARD
          EXCHANGE
          CONTRACTS:

          AUSTRALIAN
          DOLLARS          SELL   $3,916      VARIOUS IN
                                                 1996            -             $ 12
          GERMAN MARKS     BUY     2,606      VARIOUS TO
                                                1998             -              468
          ITALIAN LIRE     BUY     1,253      VARIOUS IN
                                                1996             -              147
          BRITISH POUNDS   BUY        71       1-15-96           -               (2)
          -------------------------------------------------------------------------
                                  $7,846                         -             $625
          =========================================================================

          At December 31, 1995, the Company had forward exchange contracts in Italian lire and German marks which were used to hedge product cost transactions and contracts in British pounds and Australian dollars to hedge certain sales and payments between the Company and its Australian subsidiaries, respectively. Since these contracts hedge identified foreign currency firm commitments, the net gain of $625,000 was deferred. The counterparties of these agreements are major financial institutions; therefore, management believes the risk of incurring losses related to these contracts is remote.

          The table below summarizes by major currency the contractual amounts of the Company's forward exchange contracts in U.S. dollars as of December 31, 1994.



                                   $ U.S.                   RECOGNIZED    UNREALIZED
          (IN THOUSANDS)   TYPE  EQUIVALENT   MATURITY      GAIN (LOSS)   GAIN (LOSS)
          ---------------------------------------------------------------------------
          FORWARD
          EXCHANGE
          CONTRACTS:

          Belgian francs   Sell   $19,120      1-12-95       $ 290)              -
          French francs    Sell    11,740      1-12-95        (187)              -
          French francs    Buy      6,980      1-12-95         132               -
          German marks     Buy      2,606     Various to
                                                1998             -             $244
          Finnish markka   Buy        158      9-1-95            -                4

          -------------------------------------------------------------------------
                                  $40,604                    $(345)            $248
          =========================================================================

          At December 31, 1994, the Company had forward exchange contracts for Belgian and French francs to exchange those currencies to U.S. dollars at the time of maturity of the commercial paper debt. Also, the Company had a forward exchange contract for U.S. dollars to settle the French francs forward exchange contract. These forward contracts do not qualify as hedges for financial reporting purposes. At December 31, 1994, the Company had recorded gains of $132,000 and losses of $477,000 on these contracts. The Company also had forward exchange contracts in Finnish markka and German marks which were used to hedge a product cost transaction. Since these contracts hedge an identified foreign currency firm commitment the gain of $248,000 was deferred. The counterparties of these agreements are major financial institutions; therefore, management believes the risk of incurring losses related to these contracts is remote.

          CONCENTRATIONS OF CREDIT RISK

          Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, investments and accounts receivable. The Company places its cash and cash equivalents and investments ($46 million at December 31, 1995 and $49.2 million at December 31, 1994) with high quality financial institutions and, by policy, limits the amount of credit exposure to any one institution. Concentrations of credit risk with respect to accounts receivable are limited, due to the large number of customers in the Company's customer base and their dispersion across many different industries and geographies. The Company generally does not require collateral or other security to support customer receivables.

          FAIR VALUE OF FINANCIAL INSTRUMENTS

          The following notes summarize the major methods and assumptions used in estimating the fair values of financial instruments:

              CASH AND CASH EQUIVALENTS
              The carrying amount approximates fair value due to the relatively short period to maturity of these instruments.

              INVESTMENTS
              The fair values of investments are estimated based on quoted market prices for those or similar investments.

              LONG-TERM DEBT
              The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

          FOREIGN CURRENCY EXCHANGE CONTRACTS The fair value of foreign currency exchange contracts are estimated by obtaining quotes from brokers.

          The carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 1995 and 1994 are:



          (In thousands)                                 1995                1994
          -----------------------------------------------------------------------------
                                                  CARRYING    FAIR    Carrying    Fair
                                                   AMOUNT     VALUE    Amount     Value
          -----------------------------------------------------------------------------
          Cash and cash equivalents .........     $76,669   $76,669   $43,550   $43,550

          Investments-Marketable debt securities   46,003    46,286    49,240    47,469

          Long-term debt ....................     282,969   282,943   351,748   329,580

          Foreign currency exchange contracts       7,846     7,349    40,604    41,558
          -----------------------------------------------------------------------------

15. FACILITIES DISCONTINUANCE AND REORGANIZATION COSTS


          In 1995, the Company recorded a net charge of $22.8 million on the Consolidated Statements of Income. This was primarily due to a third quarter non-cash charge of $13.5 million relating to the settlement of the Federal Excise Tax reimbursement on the completed five-ton truck contract. This charge resulted from off-setting the $49 million payment received against the $62.5 million receivable recorded during the performance of the contract. The Company recognized for the school bus business a $2.1 million provision for asset impairment relating to the remaining fixed assets and $3 million in termination and other exit costs. The Company ceased all bus operations in June 1995. Additionally, the Company recorded net charges of $2.8 million in 1995 related to the discontinuance of certain international facilities for the Metal Reclamation and Mill Services Group. These charges were for the discontinuance of certain product lines.

          In 1994, the Company recorded a net charge of $17.1 million on the Consolidated Statements of Income primarily for the asset impairment of the school bus business assets, costs associated with the military truck contract close-out and the discontinuance and rationalization of administrative facilities at several international metal reclamation and mill services locations. In November 1994, the Board of Directors authorized the Company to exit from the school bus business. In the fourth quarter of 1994, the Company recognized an asset impairment charge of $8 million for the write-down of the bus business assets to their estimated net realizable value. During the second and third quarters of 1994, the Company recognized a total charge of $5.7 million relating to the discontinuance and rationalization of administrative facilities in the Metal Reclamation and Mill Services Group. This charge was principally composed of termination and lease costs. The Company also recognized a $4.7 million charge in the third quarter for costs associated with closing-out the military truck contract.

16. INFORMATION BY INDUSTRY GROUP AND GEOGRAPHIC AREA

          The Company is a diversified industrial services and manufacturing company. The principal lines of business are: industrial mills services that are provided to steel producers in 28 countries; scaffolding services to the construction and industrial maintenance markets primarily in North America; railway maintenance equipment and services that are provided to U.S. railroads and other international customers; gas control and containment products for customers worldwide, and, several other lines of business including, but not limited to, grating, roofing granules, pipe fittings and process equipment. The Company's operations fall into three Operating Groups:
          Metal Reclamation and Mill Services; Infrastructure and Construction; and Process Industry Products. The Company has over 175 major facilities in 29 countries, including the United States. Harsco also holds a 40% ownership in United Defense, L.P., a $1.0 billion joint venture with FMC Corporation, which principally manufactures ground combat vehicles for the U.S. and international governments.

          In 1995, the Infrastructure, Construction and Transportation Group was renamed the Infrastructure and Construction Group due to the Company's announced exit from the school bus business. The Company ceased all bus operations in June 1995. Truck operations were ended in June 1994. In 1994, the Company formed new Operating Groups. The new Groups were formed because: (1) the Company is no longer directly involved in the Defense business as a result of the formation of United Defense, L.P., effective January 1, 1994, in which the Company contributed its military tracked vehicle business and has an equity interest of 40%, and the completion of the five-ton contract with the U.S. Government and related conversion to a school bus business in 1993; and (2) due to the acquisition of MultiServ International, N.V. which substantially increased the Company's presence in metal reclamation and mill services. This significant strategic refocusing of the Company necessitated the new Group structure. Except for Defense, because it is no longer a Group, the Company restated all the operating groups for the periods presented.

          The operations of the Company in any one country, except the United States, do not account for more than 10% of sales. In 1995, no single customer or group under common control represented 10% or more of the Company's sales.

          Identifiable assets are those assets used in each Operating Group. Corporate assets primarily include cash, investments, prepaid pension costs and U.S. deferred taxes. There are no significant intergroup sales.

          Financial information by Industry Group and Geographic Area for the years 1995, 1994 and 1993 is presented below:



     INDUSTRY GROUP                       NET SALES TO UNAFFILIATED CUSTOMERS              OPERATING PROFIT
     ---------------------------------------------------------------------------------------------------------
     (In millions)                               1995      1994      1993             1995      1994      1993
     ---------------------------------------------------------------------------------------------------------

     Metal Reclamation and Mill Services(a)  $  604.2  $  523.4  $  268.1           $ 80.0     $43.5     $28.8

     Infrastructure and Construction            399.7     391.5     306.3             36.3      11.3      17.9

     Process Industry Products                  491.6     442.8     385.8             46.0      42.0      33.2
     ---------------------------------------------------------------------------------------------------------
                                              1,495.5   1,357.7     960.2            162.3      96.8      79.9
     Defense(b)                                   -         -       462.1              -         -        67.0
     Facilities discontinuance and
        reorganization costs(c)                                                      (20.7)    (17.4)     (1.5)
     ---------------------------------------------------------------------------------------------------------
     Industry group totals                   $1,495.5  $1,357.7  $1,422.3            141.6      79.4     145.4
     ---------------------------------------------------------------------------------------------------------
     Equity in income of unconsolidated entities(d)                                   57.0      64.1       2.4

     Gain on sale of investments                                                       -         6.0      17.6

     Claim settlements                                                                 -        36.2       -

     Interest expense                                                                (28.9)    (34.0)    (20.0)

     General corporate expenses                                                       (6.0)     (2.9)     (8.1)
     ----------------------------------------------------------------------------------------------------------
        Income before taxes, minority interest
          and cumulative effect of accounting change                                 $163.7    $148.8    $137.3
     ==========================================================================================================




                                IDENTIFIABLE ASSETS         DEPRECIATION AND AMORTIZATION       CAPITAL EXPENDITURES
     -----------------------------------------------------------------------------------------------------------------
    (In millions)             1995      1994      1993          1995   1994   1993            1995     1994    1993
     -----------------------------------------------------------------------------------------------------------------
     Metal Reclamation
       and Mill Services  $  687.8  $  658.9  $  638.2        $ 73.7  $70.5  $34.6          $ 73.0   $ 61.6   $51.7

     Infrastructure and
       Construction          228.7     278.7     190.9          20.4   19.2   18.2            27.2     18.1    10.8

     Process Industry
      Products               211.9     186.4     170.7           9.5    8.7    8.6            13.4     10.9    10.8
     -----------------------------------------------------------------------------------------------------------------
                           1,128.4   1,124.0     999.8         103.6   98.4   61.4           113.6     90.6    73.3
     Defense                   -         -       265.0           -      -     11.3             -        -       9.2
     -----------------------------------------------------------------------------------------------------------------
                           1,128.4   1,124.0   1,264.8         103.6   98.4   72.7           113.6     90.6    82.5
      Corporate              136.7     158.3     156.9           1.3    1.2    2.1              .3       .3      .9
      Investments in
         unconsolidated
           entities           45.6      32.3       5.9
     -----------------------------------------------------------------------------------------------------------------
            Total         $1,310.7  $1,314.6  $1,427.6        $104.9  $99.6  $74.8          $113.9   $ 90.9   $83.4
     =================================================================================================================




     GEOGRAPHIC AREA                  NET SALES            OPERATING PROFIT          IDENTIFIABLE ASSETS
     -------------------------------------------------------------------------------------------------------
     (In millions)            1995      1994      1993    1995   1994    1993       1995      1994      1993
     -------------------------------------------------------------------------------------------------------
     United States        $  916.9    $863.3  $1,181.0  $ 81.7  $57.1  $133.1   $  462.8  $  543.9  $  655.8

     Europe                  365.8     308.9     140.9    27.3    4.9     7.7      438.9     392.9     376.6

     All Other               212.8     185.5     100.4    32.6   17.4     4.6      226.7     187.2     232.4
     -------------------------------------------------------------------------------------------------------
         Total            $1,495.5  $1,357.7  $1,422.3  $141.6  $79.4  $145.4   $1,128.4  $1,124.0  $1,264.8
     =======================================================================================================





                                                                              FOREIGN MILITARY
                                           EXPORT SALES            SALES THROUGH U.S. GOVERNMENT AGENCIES
     ----------------------------------------------------------------------------------------------------
     (In millions)                     1995    1994    1993           1995        1994         1993
     ----------------------------------------------------------------------------------------------------
     Asia                             $21.6   $22.3   $242.3          $  -        $0.1       $ 88.7

     Africa                              .5     2.0     56.3             -           -         49.0

     North America
     (Excluding USA)                   49.9    60.1     32.4             -           -          0.2

     All Others                        18.7    10.7     12.5             -           -            -
     ----------------------------------------------------------------------------------------------------
     Total                            $90.7   $95.1   $343.5          $  -        $0.1       $137.9
     ====================================================================================================


     Sales to U.S. Government
       agencies, principally by the
       Defense Group in 1993          $ 0.5   $ 1.1   $303.3
     ====================================================================================================



     (a) Group operating profits for 1995 includes a $3.4 million foreign currency translation loss incurred in the first quarter, and 1994 includes a $6 million foreign currency translation loss due to the maxi devaluation of Mexican peso incurred in December.

     (b) Effective January 1, 1994, Defense is no longer designated as a separate Group. This is due to the formation of the joint venture, United Defense, L.P., in which Harsco has a 40% ownership, and the suspension of the five-ton truck production at midyear in 1993. Truck activity in 1994 is reflected under the Infrastructure and Construction Group.

     (c) The year ended December 31, 1995, under the Infrastructure and Construction Group, includes $13.5 million relating to the settlement of the Federal Excise Tax reimbursement on the completed five-ton truck contract, and for the school bus business a $2.1 million asset impairment provision for the remaining fixed assets and $3 million in termination and other exit costs. The year also includes $2.8 million relating to the discontinuance of certain international facilities related to the Metal Reclamation and Mill Services Group. The year ended December 31, 1994, includes $5.7 million for discontinuance and rationalization of administrative facilities and termination costs related to Metal Reclamation and Mill Services Group, and, under the Infrastructure and Construction Group, a provision of $4.7 million relating to the net realizable value of the investment in the five-ton truck business and future anticipated costs associated with contract close-out and related issues and a provision for asset impairment of the school bus business of $8 million.

     (d) Includes equity in income of United Defense, L.P. of $54.1 million and $61.9 million for the years ended December 31, 1995 and 1994, respectively.

Supplementary Data:

TWO-YEAR SUMMARY OF QUARTERLY RESULTS (unaudited)

(In millions, except per share)

                                                     1995
-------------------------------------------------------------------------
                  QUARTERLY           FIRST    SECOND     THIRD    FOURTH
-------------------------------------------------------------------------
     NET SALES                       $356.9    $377.3    $374.1    $387.2
     GROSS PROFIT ++                   77.5      83.6      71.9      87.3
     INCOME BEFORE INTEREST, TAXES
       AND MINORITY INTEREST           49.5      46.1      36.6      53.0
     NET INCOME                        25.5      24.5      18.4      29.0
     NET INCOME PER COMMON SHARE       1.01       .97       .73      1.15
-------------------------------------------------------------------------


                                                     1994
-------------------------------------------------------------------------
            Quarterly                 First     Second    Third    Fourth
-------------------------------------------------------------------------
     Net Sales                       $318.7     $338.1   $348.1    $352.8
     Gross Profit ++                   64.7       67.9     68.4      73.4
     Income before interest, taxes
        and minority interest          41.0       39.6     47.5      48.4
     Net Income                        18.6       17.5     22.3      28.2
     Net Income per Common Share        .74        .70      .89      1.12
=========================================================================


Notes:

   ++ Gross Profit is defined as Net Sales less Cost of Sales, Provision for Facilities Discontinuance and Reorganization Costs and Research and Development Expenses.

   - The first quarter of 1994 includes the after-tax gain of $3.5 million ($.14 per share) on the sale of the remaining shares of a marketable equity security. The first quarter also includes a claim settlement of $2.1 million after-tax ($.08 per share).

   - The second quarter of 1994 includes an after-tax charge of $2.5 million ($.10 per share) for termination costs and other matters.

   - The third quarter of 1995 includes $8.2 million after-tax charge ($.32 per share) for the settlement of the Federal Excise Tax reimbursement on the completed five-ton truck contract and a $1.3 million after-tax charge ($.05 per share) for asset impairment relating to the remaining fixed assets of the school bus business. The third quarter of 1994 includes after-tax charges of $2.7 million ($.11 per share) and $2.0 million ($.08 per share) relating to the estimated net realizable value of the investment in the five-ton truck business and costs associated with contract close-out and related issues, and for the discontinuance and rationalization of administrative facilities and termination costs related to Metal Reclamation and Mill Services Group, respectively. The third quarter also includes a claim settlement of $6.8 million after-tax ($.27 per share).

   - The fourth quarters of 1995 and 1994 reflect after tax LIFO income of $1.0 million and $0.6 million, respectively, representing final determination of price changes and liquidations of inventories which occurred during the year.

   - The fourth quarter of 1994 includes after-tax charges of $4.8 million ($.19 per share) for the impairment of certain assets in conjunction with exiting the school bus business and a $3.6 million ($.14 per share) maxi devaluation of the Mexican peso. The fourth quarter also includes a claim settlement of $12.2 million after-tax ($.49 per share).

   - The fourth quarter of 1994 reflects a reduction in income taxes of $4.0 million resulting from final determination of income taxes to be provided for the year.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:


None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant:

(a) Identification of Directors:

Information regarding the identification of directors and positions held is incorporated by reference to the 1996 Proxy Statement.

(b) Identification of Executive Officers:

Set forth below, as of March 15, 1996, are the executive officers (this excludes certain corporate officers who are not deemed "executive officers" within the meaning of applicable Securities and Exchange Commission regulations) of the Company and certain information with respect to each of them. The executive officers were elected to their respective offices on April 25, 1995, or at various times during the year as noted. All terms expire on April 30, 1996. There are no family relationships between any of the officers.


Name                          Age    Principal Occupation or Employment
----                          ---    -----------------------------------

Corporate Officers:

D. C. Hathaway                51     Chairman, President and Chief Executive
                                     Officer effective April 1, 1995, was
                                     President and Chief Executive Officer from
                                     January 1, 1994 to April 1, 1994.
                                     Director since 1991.  From May 1, 1991 to
                                     December 31, 1993, served as President and
                                     Chief Operating Officer. From 1986 to 1991 served as Senior Vice President-Operations of the Corporation. Served as Group Vice
                                     President from 1984 to 1986 and as
                                     President of the Dartmouth Division of the Corporation from 1979 until October 1984.

W. D. Etzweiler               60     Senior Vice President and Chief Operating
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

Name                           Age   Principal Occupation or Employment
----                           ---   ----------------------------------

L. A. Campanaro                47    Senior Vice President and Chief Financial
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

P. C. Coppock                  45    Senior Vice President, Chief
                                     Administrative Officer, General Counsel
                                     and Secretary of the Corporation effective
                                     January 1, 1994.  Served as Vice President,
                                     General Counsel and Secretary of the
                                     Corporation from May 1, 1991 to December
                                     31, 1993.  From 1989 to 1991 served as
                                     Secretary and Corporate Counsel and as
                                     Assistant Secretary and Corporate Counsel from 1986 to 1989. Served in various
                                     Corporate Attorney positions for the
                                     Corporation since 1981.

S. D. Fazzolari               43     Vice President and Controller of the
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

Item 11.    Executive Compensation:

Information regarding compensation of executive officers and directors is incorporated by reference to the Sections entitled "Executive Compensation and Other Information", and "Directors' Compensation" of the 1996 Proxy Statement.



Item 12.  Security Ownership of Certain Beneficial Owners and Management:

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the section entitled "Share Ownership of Management" of the 1996 Proxy Statement.

Item 13. Certain Relationships and Related Transactions:

Information regarding certain relationships and related transactions is incorporated by reference to the section entitled "Employment Agreements with Officers of the Company" of the 1996 Proxy Statement.

                                    PART IV



Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K:

(a)   1.    The following financial statement schedule should be read in conjunction with the consolidated financial statements (see Item 8.
            Financial Statements):

            Report of Independent Accountants on Schedule II

            Schedule II - Valuation and Qualifying Accounts for the years 1995, 1994 and 1993

            Schedules other than those listed above are omitted for the reason that they are either not applicable or not required or because the information required is contained in the financial statements or notes thereto.



                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders of
Harsco Corporation


Our report on the consolidated financial statements of Harsco Corporation and Subsidiary Companies (the "Company"), which includes an explanatory paragraph regarding a change in the Company's method of accounting for income taxes is included on page 28 of this Form 10-K. In connection with our audits of such consolidated financial statements, we have also audited the related consolidated financial statement schedule listed in the index (Item 14(a) 1.) on page 74 of this Form 10-K.

In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




/s/Coopers & Lybrand L.L.P.
Philadelphia, Pennsylvania
January 31, 1996

                SCHEDULE II.  VALUATION AND QUALIFYING ACCOUNTS
                             (dollars in thousands)

                              --------------------


          COLUMN A              COLUMN B    COLUMN C           COLUMN D             COLUMN E
          --------              --------    --------           --------             --------
                                            Additions          Deductions
                                            ---------    -----------------------
                                                         Due to
                                Balance at   Charged to  Currency                   Balance at
                                Beginning    Cost and    Translation                End of
           Description          of Period    Expenses    Adjustments    Other(1)    Period
           -----------          ---------    --------    -----------    -----       ------
For the year 1995:
   Deducted from Receivables:
      Uncollectible accounts    $ 7,285      $ 2,966       $ 54        $ (2,049)     $ 8,256
                                =======      =======       ====        ========      =======
   Deducted from Inventories:
      Inventory valuations      $16,106      $ 1,689       $ 32        $(14,231)     $ 3,596
                                =======      =======       ====        ========      =======

For the year 1994:
   Deducted from Receivables:
      Uncollectible accounts    $13,479      $ 3,436       $(93)       $ (9,537)     $ 7,285
                                =======      =======       ====        ========      =======
   Deducted from Inventories:
      Inventory valuations      $ 9,213      $11,228       $ 54        $ (4,389)     $16,106
                                =======      =======       ====        ========      =======
For the year 1993:
   Deducted from Receivables:
      Uncollectible accounts    $10,244      $ 2,761       $  7        $    467      $13,479
                                =======      =======       ====        ========      =======
   Deducted from Inventories:
      Inventory valuations      $ 8,708      $ 6,682       $(61)       $ (6,116)     $ 9,213
                                =======      =======       ====        ========      =======




(1) Amounts charged to valuation account during the year. During 1995, the reduction in inventory reserves is due principally to the write off of inventory related to the school bus business. During 1994, $2,372,000 in inventory reserves were transferred to United Defense, L.P. in connection with the formation of the partnership.

(a)  2.   Condensed financial information of the registrant is omitted since
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



The financial statements of a 50% or less owned unconsolidated company are submitted inasmuch as the registrant's equity in the income before income taxes of such company does exceed 20% of the total consolidated income before income taxes:

(b)  1.    Financial Statements of United Defense, L.P.:          Exhibit
                                                                  -------
           Report of Independent  Auditors                          13

           Balance Sheets at December 31, 1995 and 1994             13

           Statements of Income for the
             years ended December 31, 1995 and 1994                 13

           Statements of Partners' Capital for the years
             ended December 31, 1995 and 1994                       13

           Statements of Cash Flows for the years
             ended December 31, 1995 and 1994                       13

           Notes to Financial Statements                            13

a)  3.   Listing of Exhibits Filed with Form 10-K:

Exhibit
Number            Data Required                   Location in 10-K
-------           -------------                   -----------------
2(a)       Joint Venture with FMC                Incorporated by reference to
           Corporation Combining Harsco's         Form 8-K dated February 14, 1994
           BMY-Combat Systems Division
           with FMC Defense Systems Group
            -Participation Agreement
             Dated as of January 1, 1994
           -Partnership Agreement
             Dated as of January 1, 1994
           -Registration Rights Agreement
             Dated as of January 1, 1994

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
          Rule 415 dated May 23, 1988            May 23, 1988



(a)   3.    Listing of Exhibits Filed with Form 10-K (continued):

Exhibit
Number     Data Required                            Location in 10-K
-------    -------------                            ----------------
4(f)       Debt Securities Registered               Incorporated by reference to Form
            under Rule 415 6% Notes)                 S-3, Registration No. 33-42389
                                                     dated August 23, 1991

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

4(h)      Debt and Equity Securities Registered     Incorporated by reference to Form
                                                     S-3,Registration No. 33-56885
                                                     dated December 15, 1994, effective
                                                     date January 12, 1995

  Material Contracts - Credit facility

10(a)     Amendment Agreement dated June 20,        Exhibit 10(a) to 10Q for the period
            1995 to the $150 million Credit          ending June 30, 1995
            Agreement (364-Day Competitive
            Advance and Revolving Credit
            Facility) dated as of August
            1993, and to the $150 million
            Credit Agreement (5-year Advance
            and Revolving Credit Facility)
            dated as of August 1993, among
            Harsco Corporation, the lenders
            named therein and Chemical Bank.


10(b)     Commercial Paper Dealer Agreement         Exhibit volume, 1994 10-K
           Dated October 11, 1994, Between J.P.
           Morgan Securities, Inc. and Harsco
           Corporation

10(c)    Commercial Paper Dealer Agreement          Exhibit volume, 1994 10-K
          Dated October 11, 1994, Between
          Lehman Brothers, Inc. and Harsco
          Corporation

10(d)    Issuing and Paying Agency Agreement,       Exhibit volume, 1994 10-K
          Dated October 12, 1994, Between
          Morgan Guaranty Trust Company
          of New York and Harsco Corporation



(a)  3.   Listing of Exhibits Filed with Form 10-K (continued):

Exhibit
Number          Data Required                            Location in 10-K
-------         -------------                            -----------------
   Material Contracts - Underwriting
10(e)       Underwriting Agreement for                  Exhibit volume, 1987 10-K
             Debt Securities dated
             October 22, 1987

   Material Contracts - Management Contracts and Compensatory Plans

10(f)       Harsco Corporation Incentive Pla            Exhibit volume, 1992 10-K
             as amended March 18, 1992

10(g)       Harsco Corporation Supplemental             Exhibit volume, 1995 10-K
             Retirement Benefit Program as
             amended September 25, 1995

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

10(k)      1986 Stock Option Plan as amended           Exhibit volume, 1990 10-K

10(l)      1995 Executive Incentive Compensation       Proxy Statement dated March
            Plan                                        22, 1995 on Exhibit B pages
                                                        B-1 through B-6

10(m)      Authorization, Terms and Conditions of      Exhibit volume, 1995 10-K
            the Annual Incentive Awards, as
            amended and Restated, under the
            1995 Executive Incentive
            Compensation Plan


                                      -79-

(a)    3.   Listing of Exhibits Filed with Form 10-K (continued):


Exhibit
Number         Data Required                      Location in 10-K
-------        -------------                      ----------------
            Employment Agreements -

   10(n)    D. C. Hathaway                        Exhibit volume, 1989 10-K
    "                                               Uniform agreement, the same
                                                    as shown for J. J. Burdge
    "       L. A. Campanaro                             "             "
    "       P. C. Coppock                               "             "
    "       W. D. Etzweiler                             "             "
    "       B. W. Taussig                               "             "

            Retirement Agreements -

   10(o)    Special Supplemental Retirement
             Benefit Agreement and
             Amendment for J. J. Burdge           Exhibit volume, 1988 10-K

   10(p)    Special Supplemental Retirement
             Benefit  Agreement for
             D. C. Hathaway                       Exhibit Volume, 1988 10-K


  "         Retirement and Consulting              Exhibit Volume, 1993 10-K
  "          Agreement for M. W. Gambill

  "         Special Supplemental Retirement       Exhibit volume, 1993 10-K
  "         Benefit Agreement for B. W. Taussig
  "         Agreement with Barrett W. Taussig     Exhibit 10(a) to 10-Q for period
             dated August 22, 1995                 ending September 30, 1995

            Director Indemnity Agreements -

10(q)       J. J. Burdge                          Exhibit volume, 1989 10-K
                                                   Uniform agreement, same as
                                                   shown for J. J. Burdge
  "         F. E. Masland, III                          "             "
  "         R. F. Nation                                              "
  "         D. C. Smith, Jr.                            "             "
  "         A. J. Sordoni, III                          "             "
  "         R. C. Wilburn                               "             "
  "         R. L. Kirk                                  "             "
  "         N. H. Prater                                "             "
  "         D. C. Hathaway                              "             "
  "         J. I. Scheiner                              "             "
  "         R. C. Smith                                 "             "
  "         J. E. Marley                                "             "





(a)    3.    Listing of Exhibits Filed with Form 10-K (continued):


Exhibit
Number               Data Required                     Location in 10-K
-------              -------------                     ----------------
10(r)          Harsco Corporation                      Exhibit volume, 1990 10-K
                Directors Retirement Plan

10(s)          Harsco Corporation Deferred             Exhibit volume, 1994 10-K
                Compensation Plan for
                Non-Employee Directors

10(t)          Harsco Corporation 1995 Non-Employee    Proxy Statement dated
                Directors' Stock Plan                    March 22, 1996 on Exhibit B
                                                         pages B-1 through B-6

10(u)          Settlement Agreement dated              Exhibit (b) to 10-Q for period
                September 19, 1995, among the            ending September 30, 1995
                Company, the United States Army
                and the United States Department of
                Justice

11             Computation of Fully Diluted            Exhibit volume, 1995 10-K
                Net Income per Common Share

12             Computation of Ratios of                Exhibit volume, 1995 10-K
                Earnings to Fixed Charges

13             Financial Statements of                 Exhibit volume, 1995 10-K
                United Defense, L.P.

21             Subsidiaries of the Registrant          Exhibit volume, 1995 10-K

23(a)          Consent of Independent Accountants      Exhibit volume, 1995 10-K

23(b)          Consent of Independent Auditors         Exhibit volume, 1995 10-K

27             Financial Data Schedule                 Exhibit volume, 1995 10-K



(a)    3.    Listing of Exhibits Filed with Form 10-K (continued):



Exhibit
Number            Data Required                 Location in 10-K
-------           -------------                 ----------------
99          Additional exhibits

            - Undertakings of Harsco            Incorporated by reference to
              relating to registration            Exhibit 28, Form 10-K for the
              statement on Form S-16 year         ended December 31, 1982
              (Reg. No. 2-58121)

            - Undertakings of HarscoI           Incorporated by reference to
              relating to registration            Exhibit 28, Form 10-K for the
              statement on Form S-8 year          ended December 31, 1982
              (Reg. No. 2-57876)

            - Undertakings of Harsco            Incorporated by reference to
              relating to registration            Form S-8, Registration No.
              statement on Form S-8               33-14064, dated May 6, 1987
              (Reg. No. 33-14064)

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
              File Numbers 2-57876,
              33-5300, 33-14064 and 33-24854

(a)   3.    Listing of Exhibits Filed with Form 10-K (continued):


Exhibit
Number              Data Required                 Location in 10-K
-------             -------------                 ----------------
              -Undertakings of Harsco             Incorporated by reference to
                relating to registration          Form S-3, Registration No.
                statement on Form S-3             33-56885, dated December
                (Reg. No. 33-56885)               15, 1994, effective January
                                                  12, 1995.


Exhibits other than those listed above are omitted for the reason that they are either not applicable or not material.

The foregoing Exhibits are available from the Secretary of the Company upon receipt of a fee of $10 to cover the Company's reasonable cost of providing copies of such Exhibits.

(b) Reports on Form 8-K:

A Report on Form 8-K dated September 27, 1995 was filed October 3, 1995 dealing with the settlement of the Federal Excise Tax Reimbursement Claim with the United States Army and Department of Justice.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               HARSCO CORPORATION


Date     March 20, 1996                      By  /S/  Leonard A. Campanaro
    ---------------------------                  -------------------------------
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


SIGNATURE                           CAPACITY                         DATE

/S/     Derek C. Hathaway           Chairman, President & Chief       3/20/96
-------------------------------     Executive Officer                -----------
       (Derek C. Hathaway)

/S/     Leonard A. Campanaro        Senior Vice President and
-------------------------------     Chief Financial Officer           3/20/96
       (Leonard A. Campanaro)       (Principal Financial Officer)    -----------


/S/     Salvatore D. Fazzolari      Vice President and Controller     3/20/96
-------------------------------     (Principal Accounting Officer)   -----------
       (Salvatore D. Fazzolari)

/S/     Jeffrey J. Burdge           Director                          3/21/96
-------------------------------                                      -----------
       (Jeffrey J. Burdge)

/S/     Robert L. Kirk              Director                          3/21/96
-------------------------------                                      -----------
       (Robert L. Kirk)

/S/     James E. Marley             Director                          3/21/96
-------------------------------                                      -----------
       (James E. Marley)

/S/     Robert F. Nation            Director                          3/21/96
-------------------------------                                      -----------
       (Robert F. Nation)

/S/     Nilon H. Prater             Director                          3/21/96
-------------------------------                                      -----------
       (Nilon H. Prater)

/S/     James I. Scheiner           Director                          3/21/96
-------------------------------                                      -----------
       (James I. Scheiner)

                                    Director
-------------------------------                                      -----------
       (Roy C. Smith)

/S/     Andrew J. Sordoni III       Director                          3/21/96
-------------------------------                                      -----------
       (Andrew J. Sordoni III)

/S/     Dr. Robert C. Wilburn       Director                          3/21/96
-------------------------------                                      -----------
       (Dr. Robert C. Wilburn)

HARSCO CORPORATION FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

Item 14(a) 3. Exhibits

Exhibit                                                            Document
Number                                                             Pages
-------                                                            --------
10(g)        Harsco Corporation Supplemental Retirement             1 - 11
               Benefit Program as amended
               September 25, 1995

10(m)        Authorization, Terms and Conditions of the
               Annual Incentive Awards, as amended and              1 - 15
               Restated, under the 1995 Executive                     and
               Incentive Compensation plan                           1 - 4

11           Computation of Fully Diluted Net Income per
               Common Share                                            1

12           Computation of Ratios of Earnings
               to Fixed Charges                                        1

13           The Audited Financial Statements
               of United Defense L.P.                               1 - 12

21           Subsidiaries of the Registrant                          1 - 3

23(a)        Consent of Independent Accountants                        1

23(b)        Consent of Independent Auditors                           1

27           Financial Data Schedule                                   1