Form 10-Q
period 1996-03-31
HARSCO CORP
filed 1996-05-02
CIK 45876

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1996

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
YES  X  NO
    ---    ---

Title of Each Class                              Outstanding Shares at March 31, 1996
- -------------------                              ------------------------------------
Common Stock Par Value $1.25                                     25,074,059
Preferred Stock Purchase Rights                                  25,074,059

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                            Three Months Ended
                                                                                 March 31
(In thousands, except per share amounts)                                   1996                1995
- ---------------------------------------------------------------------------------------------------
REVENUES:
     Net sales..................................................    $   366,686        $    356,879
     Equity in income of unconsolidated entities................         22,901              18,537
     Other......................................................            235                 526
- ---------------------------------------------------------------------------------------------------
         TOTAL REVENUES.........................................        389,822             375,942
===================================================================================================
COSTS AND EXPENSES:
     Cost of sales..............................................        280,528             276,897
     Selling, general and administrative expenses...............         51,387              49,625
     Research and development expenses..........................            741               1,143
     Facilities discontinuance and reorganization costs.........            768               1,313
     Other......................................................           (558)             (2,584)
- ---------------------------------------------------------------------------------------------------
         TOTAL COSTS AND EXPENSES...............................        332,866             326,394
===================================================================================================

         INCOME BEFORE INTEREST, TAXES, AND MINORITY INTEREST...         56,956              49,548

Interest income.................................................          2,028               1,497
Interest expense................................................         (6,087)             (7,510)
- ---------------------------------------------------------------------------------------------------

         INCOME BEFORE TAXES AND MINORITY INTEREST..............         52,897              43,535

Provision for income taxes......................................         20,630              17,414
- ---------------------------------------------------------------------------------------------------

         INCOME BEFORE MINORITY INTEREST........................         32,267              26,121

Minority interest in net income.................................          1,157                 661
- ---------------------------------------------------------------------------------------------------

         NET INCOME.............................................    $    31,110        $     25,460
===================================================================================================

Average shares of common stock outstanding......................         25,086              25,202
===================================================================================================

         NET INCOME PER SHARE...................................    $      1.24        $       1.01
===================================================================================================

         Cash dividends declared per share......................    $       .38        $        .37
===================================================================================================

See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Continued)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                       MARCH 31             DECEMBER 31
(In thousands)                                                           1996                  1995
- ---------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents..................................    $        49,963       $         76,669
    Receivables................................................            275,212                272,858
    Inventories:
       Finished goods..........................................             30,642                 25,996
       Work in process.........................................             26,638                 24,640
       Raw material and purchased parts........................             51,612                 54,151
       Stores and supplies.....................................             19,332                 18,498
- ---------------------------------------------------------------------------------------------------------
           Total inventories...................................            128,224                123,285
    Other current assets.......................................             63,878                 60,954
- ---------------------------------------------------------------------------------------------------------
       TOTAL CURRENT ASSETS....................................            517,277                533,766
=========================================================================================================
Property, plant and equipment, at cost.........................          1,088,737              1,080,267
Allowance for depreciation.....................................           (628,293)              (620,458)
- ---------------------------------------------------------------------------------------------------------
                                                                           460,444                459,809
=========================================================================================================
Cost in excess of net assets of companies acquired, net........            202,070                205,801
Investments in unconsolidated entities.........................             65,548                 45,604
Other assets...................................................             62,121                 65,682
- ---------------------------------------------------------------------------------------------------------
                                                                   $     1,307,460       $      1,310,662
=========================================================================================================

LIABILITIES
CURRENT LIABILITIES:
    Notes payable and current maturities.......................    $       109,147       $        108,747
    Accounts payable...........................................             98,671                112,736
    Accrued compensation.......................................             36,476                 41,304
    Other current liabilities..................................            128,537                125,725
- ---------------------------------------------------------------------------------------------------------
       TOTAL CURRENT LIABILITIES...............................            372,831                388,512
=========================================================================================================
Long-term debt.................................................            173,967                179,926
Deferred income taxes..........................................             33,027                 36,061
Other liabilities..............................................             84,871                 80,172
- ---------------------------------------------------------------------------------------------------------
                                                                           664,696                684,671
=========================================================================================================

SHAREHOLDERS' EQUITY
Common stock and additional paid-in capital....................            147,280                141,855
Cumulative adjustments for translation & pension liability.....            (24,174)               (20,265)
Retained earnings..............................................            735,367                713,774
Treasury stock.................................................           (215,709)              (209,373)
- ---------------------------------------------------------------------------------------------------------
                                                                           642,764                625,991
- ---------------------------------------------------------------------------------------------------------
                                                                   $     1,307,460       $      1,310,662
=========================================================================================================

See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Continued)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Three Months Ended
                                                                               March 31

(In thousands)                                                           1996                1995
- -------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income.....................................................   $ 31,110            $ 25,460
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation...............................................     23,810              23,110
       Amortization...............................................      2,328               2,538
       Equity in income of unconsolidated entities................    (22,901)            (18,537)
       Dividends or distributions from unconsolidated entities....      3,325               3,325
       Deferred income taxes......................................      1,929              (2,190)
       Other, net.................................................      1,659              (3,689)
       Changes in assets and liabilities, net of acquisition
         of a business:
           Notes and accounts receivable..........................     (4,503)             25,713
           Inventories............................................     (5,776)            (14,977)
           Accounts payable.......................................     (7,792)             (4,819)
           Other assets and liabilities...........................       (982)             10,644
- -------------------------------------------------------------------------------------------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES..................     22,207              46,578
=================================================================================================

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property, plant and equipment.................    (30,704)            (24,896)
   Purchase of business, net of cash acquired.....................          -              (3,208)
   Investments held-to-maturity...................................      1,000               1,000
   Other investing activities.....................................      1,196               2,278
- -------------------------------------------------------------------------------------------------
       NET CASH (USED) BY INVESTING ACTIVITIES....................    (28,508)            (24,826)
=================================================================================================

CASH FLOWS FROM FINANCING ACTIVITIES:
   Short-term borrowings, net.....................................     (1,400)             (3,342)
   Current maturities and long-term debt
     Additions....................................................        761              15,109
     Reductions...................................................     (4,198)            (35,452)
   Cash dividends paid on common stock............................     (9,521)             (9,319)
   Common stock issued-options....................................      3,038               1,586
   Common stock acquired for treasury.............................     (8,973)                  -
   Other financing activities.....................................        496                (221)
- -------------------------------------------------------------------------------------------------
       NET CASH (USED) BY FINANCING ACTIVITIES....................    (19,797)            (31,639)
=================================================================================================

Effect of exchange rate changes on cash...........................       (608)                 45
- -------------------------------------------------------------------------------------------------

Net (decrease) in cash and cash equivalents.......................    (26,706)             (9,842)

Cash and cash equivalents at beginning of period..................     76,669              43,550
=================================================================================================
Cash and cash equivalents at end of period                           $ 49,963            $ 33,708
=================================================================================================

See accompanying notes to consolidated financial statements.

                  HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          REVIEW OF OPERATIONS BY GROUP
                                   (Unaudited)

                                                                      Three Months Ended
                                                                           March 31
(In millions)                                                        1996               1995
- --------------------------------------------------------------------------------------------
SALES:

Metal Reclamation and Mill Services.......................    $     150.8         $    141.7

Infrastructure and Construction (a).......................           92.6               93.0

Process Industry Products.................................          123.3              122.2
- --------------------------------------------------------------------------------------------

       Total..............................................    $     366.7         $    356.9
============================================================================================
INCOME BEFORE TAXES AND MINORITY INTEREST:

Metal Reclamation and Mill Services (b)...................    $      20.4         $     14.1

Infrastructure and Construction (a).......................            7.7                3.6

Process Industry Products.................................           11.2               12.5
- --------------------------------------------------------------------------------------------
                                                                     39.3               30.2
Facilities discontinuance and
reorganization costs (c)..................................            (.4)              (1.2)
- --------------------------------------------------------------------------------------------

       Total group operating profit.......................           38.9               29.0

Equity in income of unconsolidated entities...............           22.9               18.5

Interest expense .........................................           (6.1)              (7.5)

General corporate expenses (d)............................           (2.8)               3.5
- --------------------------------------------------------------------------------------------

       Total pre-tax income...............................    $      52.9         $     43.5
============================================================================================

(a) Under the Infrastructure and Construction Group, the Company ceased all bus operations in June, 1995. For the first quarter of 1995, the school bus operations had $8.5 million in sales and an operating loss of $3.2 million.

(b) For the first quarter of 1995, Group income before taxes included a $3.4 million foreign currency translation loss due to the devaluation of the Mexican peso.

(c) Facilities discontinuance and reorganization costs in 1995 included $0.9 million of severance costs related to the school bus business.

(d) General corporate expenses for the first quarter of 1995 included $5.8 million foreign currency translation and exchange gains.

                  HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Cont'd.)

Cash payments for interest on all debt, net of amounts capitalized were $5,563,000 for the first quarter of 1996 and $7,510,000 for the first quarter of 1995. Cash payments for income taxes were $11,151,000 for the first quarter of 1996 and $5,981,000 for the first quarter of 1995.

Notes to Consolidated Financial Statements

Commitments and Contingencies:

Federal Excise Tax and Other Matters Related to the Five-ton Truck Contract:

In the third quarter of 1995, the Company, the United States Army, and the United States Department of Justice concluded a settlement of Harsco's previously reported claims against the Army relating to Federal Excise Tax arising under a completed 1986 contract for the sale of five-ton trucks to the Army. On September 27, 1995, the Army paid Harsco $49 million in accordance with the settlement terms. Harsco released the Army from any further liability for those claims, and the Department of Justice released Harsco from a threatened action for damages and civil penalties based on an investigation conducted by the Department's Commercial Litigation Branch that had been pending for several years. During the performance of the five-ton truck contract, the Company recorded an account receivable of $62.5 million for its claims against the Army relating to Federal Excise Tax. As a result of accepting the $49 million in settlement, Harsco recorded a non-recurring, pre-tax, non-cash charge of $13.5 million (after-tax charge of $8.2 million, $.32 per share), in the third quarter of 1995.

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

M9 Armored Combat Earthmover Claim:

The Company and its legal counsel are of the opinion that the U.S. Government did not exercise option three under the M9 Armored Combat Earthmover (ACE) contract in a timely manner, with the result that the unit prices for options three, four and five are subject to renegotiation. Claims reflecting the Company's position have been filed with respect to all options purported to be exercised, totaling in excess of $60 million plus interest. No recognition has been given in the accompanying financial statements for any recovery on these claims. In July 1995, the Armed Services Board of Contract Appeals denied the motions for summary judgment which had been filed by both the Company and the Government. The Company is continuing to pursue its claim before the Armed Services Board of Contract Appeals.

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

Environmental

The Company is involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites. While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company. The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Consolidated Balance Sheets at March 31, 1996 and December 31, 1995, include an accrual of $5.2 million and $5.3 million respectively for environmental matters. The amounts charged to earnings on a pre-tax basis related to environmental matters totaled $76,000 and zero for the first three months of 1996 and 1995, respectively.

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

                  HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Cont'd.)

New Financial Accounting Standards Adopted

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which is effective for years beginning after December 15, 1995. This statement establishes criteria for recognizing, measuring and disclosing impairments of long-lived assets, identifiable intangibles and goodwill. The Company adopted SFAS 121 in the first quarter of 1996, the effect of which was immaterial.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" which is effective for years beginning after December 15, 1995. This statement allows entities to choose between a new fair value based method of accounting for employee stock options or similar equity instruments and the current method of accounting prescribed by Accounting Principles Board Opinion No. 25. Entities electing to remain with the accounting in Opinion No. 25 must make pro forma disclosure of net income and earnings per share as if the fair value method of accounting had been applied. The Company will continue accounting for employee stock options and similar equity instruments in accordance with Opinion No. 25.

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

                  HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Net cash provided by operating activities was $22.2 million in the first quarter of 1996 compared to $46.6 million in 1995 which included receipt of $20.4 million in payment of a claim settlement. Operating cash flows for 1996 were unfavorably affected by working capital components. Inventories and accounts receivable increased $5.8 million and $4.5 million, respectively, and accounts payable decreased $7.8 million. During the first quarter, distributions of $3.3 million were received from unconsolidated entities. It is anticipated that an additional distribution of approximately $10.0 million will be received in the second quarter of 1996.

Capital expenditures for the first quarter of 1996 were $30.7 million compared with $24.9 million in 1995, reflecting the Company's program to achieve business growth and to improve productivity and product quality. Proceeds from the sale of property, plant and equipment in the first quarter 1996 provided $1.2 million in cash. Cash used for financing activities included a net decrease in long-term debt of $3.4 million, a $1.4 million reduction of short-term debt, and $9.5 million of cash dividends paid on common stock. The Company has maintained a policy of reacquiring its common stock in unsolicited open market or privately-negotiated transactions at prevailing market prices for several years. In January 1996, the Board of Directors authorized the purchase, over a one-year period, of up to 1,000,000 shares of the Company's common stock. The total number of shares purchased under this program for the three months ended March 31, 1996 was 98,700 shares of common stock for approximately $6.5 million, at an average cost of $66.19 per share. Financing activities included $9.0 million in cash used to repurchase these shares plus approximately $2.5 million which was payable at year end for shares purchased in 1995. Cash and cash equivalents decreased $26.7 million to $50.0 million at March 31, 1996.

Other matters which could affect cash flows in the future are discussed under
Part 1, item 1 and in the 1995 Annual Report on Form 10K under Note 10, "Commitments and Contingencies."

Harsco continues to maintain a good financial position, with net working capital of $144.4 million, down slightly from the $145.3 million at December 31, 1995. Current assets amounted to $517.3 million, and current liabilities were $372.8 million, resulting in a current ratio of 1.4 to 1, the same as year-end 1995. With total debt at $283.1 million and equity at $642.8 million at March 31, 1996, the total debt as a percent of capital was 30.6%, which is lower than the 31.6% at December 31, 1995.

                  HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

The stock price range during the first quarter was $67 7/8 - 58. Harsco's book value per share at March 31, 1996, was $25.63, compared with $24.99 at year-end 1995. The Company's annualized return on average equity for the first quarter of 1996 was 15.4%, compared with 15.9% for the year 1995. The annualized return on average assets was 14.7%, compared with the 14.6% for the year 1995. The annualized return on average capital for the first quarter was 12.2%, compared with 12.2% for year 1995.

The Company has available through a syndicate of banks a $300 million multi-currency five-year term line of credit. This facility serves as back-up to the Company's commercial paper program. As of March 31, 1996, there were no borrowings outstanding under this facility.

The Company also has a commercial paper borrowing program under which it can issue up to $150 million of short-term notes in the U.S. commercial paper market. The Company limits the aggregate commercial paper and syndicated credit facility borrowings at any one time to a maximum $300 million. At March 31, 1996, the Company had no outstanding commercial paper debt.

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

                  HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

RESULTS OF OPERATIONS
FIRST QUARTER OF 1996 COMPARED
WITH FIRST QUARTER OF 1995

First quarter revenues of $389.8 million were 4% above last year's comparable period. The increase was due principally to higher sales for metal reclamation and mill services, which included the consolidation of a subsidiary in South Africa that had previously been reflected as an equity investment. The Company acquired a majority ownership of the subsidiary in the fourth quarter of 1995. Partially offsetting these increases in metal reclamation and mill services, was the divesting of certain non-core businesses in Europe during the second half of 1995. In addition, higher sales were recorded for grating, scaffolding, shoring and forming equipment, and to a lesser extent railroad equipment, as well as structural composites. Higher revenues included better than expected income from the Company's equity investment in United Defense, L.P. These increases were partially offset by lower sales of gas control and containment equipment, and the effect of ceasing school bus operations in June 1995.

Cost of sales increased, principally due to higher volume. Selling and administrative expenses increased, as a result of higher compensation costs and professional fees associated with certain previously disclosed legal matters.

Income before taxes and minority interest was up 22% from the comparable period last year due to higher earnings. The effective income tax rate for 1996 was 39%, versus 40% in 1995. The reduction in the income tax rate is primarily due to lower effective tax rates on international earnings.

Higher earnings in the first quarter of 1996 were due principally to higher results for metal reclamation and mill services, pipe fittings and grating, as well as the Company's share of income in its equity investment in United Defense, L.P., that includes substantial dividend income from the partnership's equity investment in Turkey which was approximately twice the amount of dividend income that was received in 1995. Lower earnings were recorded for gas control and containment equipment in 1996. On a comparative basis, unfavorably affecting 1995's first quarter's results were losses arising from ceasing the school bus business. Income benefited in 1995 from the impact of a pre-tax $5.1 million net foreign currency translation exchange gain arising from the decline in the U.S. Dollar against certain European currencies which more than offset a pre-tax $3.4 million foreign currency translation exchange loss due to the devaluation of the Mexican peso. Interest expense decreased as a result of the continued reduction of the Company's outstanding debt.

Net income of $31.1 million, was up 22% from the comparable period in 1995. This net income was the highest first quarter performance.

                  HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Sales of the Metal Reclamation and Mill Services Group, at $150.8 million, were above 1995's first quarter, due principally to the consolidation of a subsidiary in South Africa which had previously been reflected as an equity investment as discussed above. Partially offsetting this was the divesting of certain non-core businesses in Europe during the second half of 1995. Sales for the Infrastructure and Construction Group, at $92.6 million, approximated last year's similar period which included $8.5 million for the school bus business which ceased operation in June 1995. Higher sales were recorded for grating and scaffolding in 1996. Sales for the Process Industry Products Group, at $123.3 million, were slightly higher than the prior year's first quarter.

Operating profit for the Metal Reclamation and Mill Services Group was significantly ahead of 1995's first quarter, which included $3.4 million of foreign currency translation exchange losses due to the devaluation of the Mexican peso. The increase also includes higher income in 1996 due to the consolidation of a subsidiary in South Africa. The Infrastructure and Construction Group posted an operating profit of $7.7 million, this was more than double 1995's first quarter which included losses arising from the shutdown of the school bus operation. Additionally, significantly improved results for grating contributed to the improved operating profit of the Group. Operating profit for the Process Industry Products Group, at $11.2 million, was down 10% from the prior year's first quarter and reflected significantly lower results for gas control and containment equipment which more than offset higher earnings for pipe fittings.

In addition to the Group reporting noted above, the Company views itself as a diversified industrial services and manufacturing company. Total industrial services sales, which include Metal Reclamation and Mill Services Group and Infrastructure and Construction Group service businesses, principally scaffolding services and railway maintenance of way services, were $184.1 million in 1996 and $170.3 million in 1995, or approximately 50% and 48% of net sales, respectively. The total manufacturing sales for 1996 were $182.6 million or approximately 50% of net sales, which includes sales from the Infrastructure and Construction Group and the Process Industry Products Group. The total manufacturing sales for 1995 were $186.6 million or approximately 52% of net sales.

The operating profit for industrial services for 1996 was $22.3 million compared with $15.9 million in 1995, or approximately 57% and 53%, respectively, of total Group operating profit. The operating profit from manufacturing for 1996 was $17.0 million compared with $14.3 million in 1995, which is approximately 43% and 47%, respectively, of total Group operating profit.

                  HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

Information on legal proceedings is included under Part I, Item 1., the section labeled "Commitments and Contingencies."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

At the Annual Meeting of shareholders held on April 30, 1996 in Camp Hill, Pennsylvania, two members of the Board of Directors were reelected to terms expiring in 1999 under the classified Board structure enacted at the 1986 Annual Meeting. They include A. J. Sordoni, III, Chairman of Sordoni Construction Services, Inc. and R. C. Wilburn, President , Colonial Williamsburg Foundation.

The Board of Directors voting tabulation is as follows:

                                                                                                                      Broker
                                       For                     Withheld                  Abstentions                 No-Votes
Name                              No. of Shares              No. of Shares              No. of Shares             No. of Shares
A. J. Sordoni, III                 20,688,329                   202,385                     - 0 -                     - 0 -
R. C. Wilburn                      20,680,401                   210,313                     - 0 -                     - 0 -


Shareholders also approved the appointment of Coopers & Lybrand L.L.P. as independent accountants to audit the financial statements of the Company for the fiscal year ending December 31, 1996 by the following vote:

                                                                                                                      Broker
                                       For                     Withheld                  Abstentions                 No-Votes
                                  No. of Shares              No. of Shares              No. of Shares             No. of Shares
                                   20,761,545                    52,532                    76,637                     - 0 -

                  HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

ACQUISITION:

* On January 18, 1996, the Company announced that by mutual agreement, the parties have discontinued discussions about the possible acquisition of Symons Corporation.

* On April 29, 1996, the Company announced that its Taylor-Wharton Gas Equipment Division acquired substantially all of the assets of the Coyne Cylinder business of Huntsville, Alabama. The transaction included the acquisition of the business assets from Coyne Cylinder Company for $18 million in cash and the assumption of certain liabilities for a total consideration of approximately $22 million.

         Coyne, which was a subsidiary of Thermadyne Holding Corporation of St. Louis, Missouri, has annual revenues exceeding $45 million. It is the world's leading manufacturer of acetylene, small and intermediate high pressure and specialty cylinders, and also produces scuba tanks and cylinder caps.

DIVIDEND ACTION:

* On March 21, 1996, the Company announced that the Board of Directors declared a quarterly cash dividend of 38 cents per share, payable May 15, 1996, to shareholders of record on April 15, 1996.

DIRECTOR RETIREMENTS:

* On April 30, 1996, Jeffrey J. Burdge and Roy C. Smith retired from the Company's Board of Directors.

ITEM 6(a).  EXHIBITS

The following exhibits are attached:

a.)    Exhibit No. 11 Computation of Fully Diluted Net Income Per Common Share.

b.)    Exhibit No. 12 Computation of Ratios of Earnings to Fixed Charges.

c.)    Exhibit No. 27 Financial Data Schedule

ITEM 6(b).  REPORTS ON FORM 8-K

a.) There were no reports filed on Form 8-K during the first quarter ending March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     HARSCO CORPORATION
                                     ----------------------------------
                                        (Registrant)

DATE     April 29, 1996              /S/ Leonard A. Campanaro
     ---------------------           ----------------------------------
                                     Leonard A. Campanaro
                                     Senior Vice President and
                                     Chief Financial Officer

DATE     April 30, 1996              /S/ Salvatore D. Fazzolari
     ---------------------           ----------------------------------
                                     Salvatore D. Fazzolari
                                     Vice President and Controller

                                 EXHIBIT INDEX


Exhibit No. 11 Computation of Fully Diluted Net Income Per Common Share.

Exhibit No. 12 Computation of Ratios of Earnings to Fixed Charges.

Exhibit No. 27 Financial Data Schedule