Form 10-Q
period 1996-06-30
HARSCO CORP
filed 1996-08-08
CIK 45876

                                  UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q

     / X /        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarterly Period Ended June 30, 1996

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
YES    /x/      NO   / /

Title of Each Class                 Outstanding Shares at June 30, 1996
- -------------------                 -----------------------------------
Common Stock Par Value $1.25                    24,988,354
Preferred Stock Purchase Rights                 24,988,354

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                      THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                            JUNE 30                          JUNE 30
(In thousands, except per share amounts)                             1996             1995            1996              1995
==============================================================================================================================
REVENUES:
         Net sales .............................................. $ 387,733        $ 377,282        $ 754,419        $ 734,161
         Equity in income of unconsolidated entities ............     9,946            9,206           32,847           27,743
         Other ..................................................       178              225              413              751
- ------------------------------------------------------------------------------------------------------------------------------
                  TOTAL REVENUES ................................   397,857          386,713          787,679          762,655
- ------------------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
         Cost of sales ..........................................   291,397          291,281          571,925          568,178
         Selling, general and administrative expenses ...........    50,883           48,783          102,270           98,408
         Research and development expenses ......................       868            1,200            1,609            2,343
         Facilities discontinuance and reorganization costs .....       767            1,182            1,535            2,495
         Other ..................................................       (88)          (1,796)            (646)          (4,380)
- ------------------------------------------------------------------------------------------------------------------------------
                  TOTAL COSTS AND EXPENSES ......................   343,827          340,650          676,693          667,044
- ------------------------------------------------------------------------------------------------------------------------------

                  INCOME BEFORE INTEREST, TAXES,
                           AND MINORITY INTEREST ................    54,030           46,063          110,986           95,611

Interest income .................................................     1,764            1,876            3,792            3,373
Interest expense ................................................    (5,980)          (7,510)         (12,067)         (15,020)
- ------------------------------------------------------------------------------------------------------------------------------
                  INCOME BEFORE TAXES AND MINORITY INTEREST .....    49,814           40,429          102,711           83,964

Provision for income taxes ......................................    19,427           15,332           40,057           32,746
- ------------------------------------------------------------------------------------------------------------------------------
                  INCOME BEFORE MINORITY INTEREST ...............    30,387           25,097           62,654           51,218

Minority interest in net income .................................     1,127              538            2,284            1,199
- ------------------------------------------------------------------------------------------------------------------------------
                  NET INCOME .................................... $  29,260        $  24,559        $  60,370        $  50,019
==============================================================================================================================
Average shares of common stock outstanding ......................    25,032           25,270           25,059           25,236
==============================================================================================================================
                  NET INCOME PER SHARE .......................... $    1.17        $    0.97        $    2.41        $    1.98
==============================================================================================================================
                  CASH DIVIDENDS DECLARED PER SHARE ............. $    0.38        $    0.37        $    0.76        $    0.74
==============================================================================================================================

See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Continued)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                      JUNE 30           DECEMBER 31
(In thousands)                                                          1996                1995
=====================================================================================================
ASSETS
CURRENT ASSETS:
       Cash and cash equivalents................................   $    43,249        $    76,669
       Receivables..............................................       283,815            272,858
       Inventories:
              Finished goods....................................        29,628             25,996
              Work in process...................................        31,003             24,640
              Raw material and purchased parts..................        55,188             54,151
              Stores and supplies...............................        18,771             18,498
- -----------------------------------------------------------------------------------------------------
                       Total inventories........................       134,590            123,285
       Other current assets.....................................        59,555             60,954
- -----------------------------------------------------------------------------------------------------
              TOTAL CURRENT ASSETS..............................       521,209            533,766
- -----------------------------------------------------------------------------------------------------
Property, plant and equipment, at cost..........................     1,126,010          1,080,267
Allowance for depreciation......................................      (644,029)          (620,458)
- -----------------------------------------------------------------------------------------------------
                                                                       481,981            459,809
- -----------------------------------------------------------------------------------------------------
Cost in excess of net assets of companies acquired, net.........       199,313            205,801
Investments in unconsolidated entities..........................        62,725             45,604
Other assets....................................................        58,491             65,682
=====================================================================================================
              TOTAL ASSETS......................................   $ 1,323,719        $ 1,310,662
=====================================================================================================
LIABILITIES
CURRENT LIABILITIES:
       Notes payable and current maturities.....................   $    24,151        $   108,747
       Accounts payable.........................................       100,647            112,736
       Accrued compensation.....................................        39,014             41,304
       Other current liabilities................................       112,219            125,725
=====================================================================================================
              TOTAL CURRENT LIABILITIES.........................       276,031            388,512
=====================================================================================================
Long-term debt..................................................       277,278            179,926
Deferred income taxes...........................................        31,868             36,061
Other liabilities...............................................        86,486             80,172
=====================================================================================================
              TOTAL LIABILITIES.................................       671,663            684,671
=====================================================================================================
SHAREHOLDERS' EQUITY
Common stock and additional paid-in capital.....................       148,248            141,855
Cumulative adjustments for translation & pension liability......       (28,528)           (20,265)
Retained earnings...............................................       755,142            713,774
Treasury stock..................................................      (222,806)          (209,373)
=====================================================================================================
              TOTAL SHAREHOLDERS' EQUITY........................       652,056            625,991
=====================================================================================================
              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........   $ 1,323,719        $ 1,310,662
=====================================================================================================

See accompanying notes to consolidated financial statements

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (Continued)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                                         JUNE 30                   JUNE 30
(In thousands)                                                                     1996         1995         1996          1995
===================================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ........................................................       $  29,260     $ 24,559     $  60,370     $ 50,019
     Adjustments to reconcile net income to net
         cash provided by operating activities:
              Depreciation .............................................          25,321       24,119        49,131       47,229
              Amortization .............................................           2,492        2,435         4,820        4,973
              Equity in earnings of unconsolidated entities ............          (9,946)      (9,206)      (32,847)     (27,743)
              Dividends or distributions from unconsolidated entities ..          12,592       19,224        15,917       22,549
              Deferred income taxes ....................................          (1,541)       8,744           388        6,554
              Other, net ...............................................           2,081          507         3,740       (3,182)
              Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
                       Notes and accounts receivable ...................          (9,964)         (68)      (14,467)      25,645
                       Inventories .....................................            (514)       1,016        (6,290)     (13,961)
                       Accounts payable ................................             878       (5,146)       (6,914)      (9,965)
                       Other assets and liabilities ....................         (12,681)     (26,389)      (13,663)     (15,745)
- -----------------------------------------------------------------------------------------------------------------------------------
              NET CASH PROVIDED BY OPERATING ACTIVITIES ................          37,978       39,795        60,185       86,373
- -----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for property, plant and equipment ....................         (38,907)     (32,531)      (69,611)     (57,427)
     Purchase of business, net of cash acquired ........................         (18,141)        (154)      (18,141)      (3,362)
     Investments held-to-maturity, net of purchases ....................           8,685       (3,067)        9,685       (2,067)
     Proceeds from sale of a business ..................................           1,793          213         1,793          213
     Other investing activities ........................................             475        3,034         1,671        5,312
- -----------------------------------------------------------------------------------------------------------------------------------
              NET CASH (USED) BY INVESTING ACTIVITIES ..................         (46,095)     (32,505)      (74,603)     (57,331)
- -----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Short-term borrowings, net ........................................          11,437          (87)       10,036       (3,429)
         Current maturities and long-term debt
              Additions ................................................         100,610       27,585       101,372       42,695
              Reductions ...............................................         (93,887)     (33,770)      (98,085)     (69,223)
     Cash dividends paid on common stock ...............................          (9,516)      (9,340)      (19,037)     (18,659)
     Common stock issued-options .......................................             715        2,344         3,753        3,930
     Common stock acquired for treasury ................................          (7,026)        --         (15,999)        --
     Other financing activities ........................................               4          (19)          500         (240)
- -----------------------------------------------------------------------------------------------------------------------------------
              NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES .........           2,337      (13,287)      (17,460)     (44,926)
- -----------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash ................................            (934)          58        (1,542)         103
- -----------------------------------------------------------------------------------------------------------------------------------
Net (decrease) in cash and cash equivalents ............................          (6,714)      (5,939)      (33,420)     (15,781)

Cash and cash equivalents at beginning of period .......................          49,963       33,708        76,669       43,550
- -----------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .............................       $  43,249     $ 27,769     $  43,249     $ 27,769
===================================================================================================================================

See accompanying notes to consolidated financial statements

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          REVIEW OF OPERATIONS BY GROUP
                                   (Unaudited)

                                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                       JUNE 30                      JUNE 30
(In millions)                                                   1996           1995           1996           1995
======================================================================================================================
SALES

Metal Reclamation and Mill Services ...................       $ 151.4        $ 151.2        $ 302.2        $ 292.9

Infrastructure and Construction (a) ...................         107.0          109.1          199.6          202.1

Process Industry Products .............................         129.3          117.0          252.6          239.2
- ----------------------------------------------------------------------------------------------------------------------
              TOTAL ...................................       $ 387.7        $ 377.3        $ 754.4        $ 734.2
======================================================================================================================

INCOME BEFORE TAX AND MINORITY INTEREST

Metal Reclamation and Mill Services (b) ...............       $  22.6        $  23.2        $  43.0        $  37.3

Infrastructure and Construction (a) ...................          14.3            9.6           22.0           13.2

Process Industry Products .............................          11.8            8.6           23.0           21.1
- ----------------------------------------------------------------------------------------------------------------------
                                                                 48.7           41.4           88.0           71.6

Facilities discontinuance and reorganization costs ....           (.3)           (.5)           (.7)          (1.7)
- ----------------------------------------------------------------------------------------------------------------------
             Total group operating profit .............          48.4           40.9           87.3           69.9

Equity in income of unconsolidated entities ...........           9.9            9.2           32.8           27.7

Interest expense ......................................          (6.0)          (7.5)         (12.1)         (15.0)

General corporate expenses (c) ........................          (2.5)          (2.1)          (5.3)           1.4
- ----------------------------------------------------------------------------------------------------------------------
             TOTAL PRE-TAX INCOME .....................       $  49.8        $  40.5        $ 102.7        $  84.0
======================================================================================================================

(a) The Company ceased all bus operations in June 1995. For the second quarter of 1995, the school bus operations had $7.2 million in sales and an operating loss of $3.0 million within the Infrastructure and Construction Group. For the six months of 1995, the school bus operation had $15.7 million in sales and an operating loss of $6.2 million.

(b) For the second quarter of 1995, Group income before income taxes included a $1.1 million foreign currency translation exchange gain. For the first six months of 1995, Group income before income taxes included a $3.1 million foreign currency translation exchange loss. Included in the $3.1 million loss, is a $3.5 million foreign currency translation exchange loss due to the devaluation of the Mexican peso. For the 1996 comparable periods, foreign currency translation exchange losses were immaterial.

(c) General Corporate expenses for the second quarter and six months of 1995, respectively, included $0.4 million and $6.2 million foreign currency translation exchange gains. For the 1996 comparable periods, foreign currency translation exchange losses were immaterial.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (Cont'd.)

Cash payments for interest on all debt, net of amounts capitalized were $11,114,000 for the six months of 1996 and $14,708,000 for the six months of 1995. Cash payments for income taxes were $43,501,000 for the six months of 1996 and $31,057,000 for the six months of 1995.

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

The Company has advised the Internal Revenue Service that it is in the process of preparing tax refund claims which will challenge the applicability of the Federal Excise Tax to any of the five-ton trucks based on a provision of the law which exempts certain vehicles specially designed for the primary function of off-highway transportation. An alternative claim for partial refund of the tax is also being prepared based on the exemption of certain of the truck components from tax. The Company has paid a total of $52 million of Federal Excise Tax on the five-ton trucks. Any such refund of tax and payment of interest by the Internal Revenue Service would be shared by the Army and the Company in amounts to be determined.

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

Other Litigation

On March 13, 1992, the U.S. Government filed a counterclaim against the Company in a civil suit alleging violations of the False Claims Act and breach of a contract to supply M109A2 Self-Propelled Howitzers. The counterclaim was filed in the United States Claims Court in response to the Company's claim of approximately $5 million against the Government for costs incurred on this contract relating to the same issue. In October 1995, Government counsel informed the Company's counsel that at trial it would claim breach of contract damages of $4.8 million plus damages and civil penalties under the False Claims Act totaling $6.8 million. This is a reduction from the previously asserted Government claim of $7.3 million in damages, trebled plus False Claims Act penalties. The trial commenced in July 1996 and a decision is expected in 1997. The Company and its counsel believe it is unlikely that resolution of these claims will have a material adverse effect on the Company's financial position, however, it could have a material effect on quarterly or annual results of operations.

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

In 1992, the United States Government through its Defense Contract Audit Agency commenced an audit of certain contracts for sale of tracked vehicles by the Company to foreign governments, which were financed by the United States Government through the Defense Security Assistance Agency. The Company cooperated with the audit and responded to a number of issues raised by the audit. In September 1994, the Company received a subpoena issued by the Department of Defense Inspector General seeking various documents relating to sale contracts between the Company and foreign governments which were funded by the Defense Security Assistance Agency. The Company is continuing to cooperate and is responding to the subpoena. Based on discussions with the agent in charge and the Government auditors, it appears that the investigation focuses on whether the Company made improper certifications to the Defense Security Assistance Agency. The Government has not asserted any claims at this time and it is too early to know whether a claim will be asserted or what the nature of any such claim would be, however, the Company's management and its counsel believe it is unlikely that this issue will have a material adverse effect on the Company's financial position.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (Cont'd.)

On August 29, 1994, the Company filed a legal action in the United States District Court for the Southern District of New York against certain former shareholders of MultiServ International, N.V. seeking recovery of damages arising from misrepresentations which the Company claims were made to it in connection with its purchase of the MultiServ International, N.V. stock on August 31, 1993. The Complaint seeks damages in an amount to be determined. On April 4, 1995, the Court dismissed various elements of the Company's claims and allowed the Company to amend its complaint with respect to other elements. At the Company's request, the Court dismissed the remaining claims which then allowed the Company to file an appeal in the United States Court of Appeals for the Second Circuit. The Company has settled its claims with certain defendants, and continued to pursue its appeal with respect to claims against the other defendants. In August 1996, the Court of Appeals affirmed the lower court decision dismissing the Company's complaint. The Company is evaluating the decision.

Environmental

The Company is involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites. While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company. The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Consolidated Balance Sheets at June 30, 1996 and December 31, 1995, include an accrual of $4.9 million and $5.3 million respectively for environmental matters. The amounts charged to earnings on a pre-tax basis related to environmental matters totaled $62,000 and $330,000 for the six months of 1996 and 1995, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Net cash provided by operating activities was $60.2 million in the six months of 1996 compared to $86.4 million in 1995, the latter of which included receipt of $20.4 million in payment of a claim settlement. Operating cash flows at June 30 for both years were unfavorably affected by working capital components, due to the seasonal requirements of the business. During the six months of 1996, distributions of $15.9 million were received from unconsolidated entities, compared with $22.5 million during the same period last year.

Capital expenditures for the six months of 1996 were $69.6 million compared with $57.4 million in 1995, reflecting the Company's program to achieve business growth and to improve productivity and product quality. Proceeds from the sale of property, plant and equipment in the six months of 1996 provided $1.8 million in cash compared to $3.4 million in 1995.

Cash used by investing activities included $18.1 million for the acquisition of substantially all of the assets and the assumption of certain liabilities of the Coyne Cylinder Business (Coyne). Total consideration for Coyne was $22.4 million with the assumption of certain liabilities. Cash used for financing activities included $19 million of cash dividends paid on common stock and $16 million in stock acquired for treasury. These uses were partially offset by a $10 million increase in short term debt and an increase of $3.3 million in long term debt. Cash and cash equivalents decreased $33.4 million to $43.2 million at June 30, 1996.

The Company has maintained a policy of reacquiring its common stock in unsolicited open market or privately-negotiated transactions at prevailing market prices for several years. In January 1996, the Board of Directors authorized the purchase, over a one-year period, of up to 1,000,000 shares of the Company's common stock. The total number of shares purchased under this program for the six months ended June 30, 1996 was 204,700 shares of common stock at an average cost of $66.24 per share. Financing activities included $13.5 million in cash used to repurchase these shares, plus approximately $2.5 million which was payable at year end for shares purchased in 1995.

Other matters which could affect cash flows in the future are discussed under
Part 1, Item 1 and in the 1995 Annual Report on Form 10-K under Note 10, "Commitments and Contingencies."

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Harsco continues to maintain a good financial position, with net working capital of $245.2 million, up from the $145.3 million at December 31, 1995. The improvement is primarily due to the payment of the $89,500,000 of 8.75% 10-year notes that matured in May 1996 through the issuance of commercial paper, in conjunction with the Company's five year syndicated borrowing facility. Such borrowings are classified as long term debt due to the Company's intent and ability to refinance. Current assets amounted to $521.2 million, and current liabilities were $276.0 million, resulting in a current ratio of 1.9 to 1, up from 1.4 at December 31, 1995. With total debt at $301.4 million and equity at $652.1 million at June 30, 1996, the total debt as a percent of capital was 31.6%, which is the same as December 31, 1995.

The stock price range during the first six months was $69 7/8 - 58. Harsco's book value per share at June 30, 1996, was $26.09, compared with $24.99 at year-end 1995. The Company's annualized return on average equity for the first six months of 1996 was 17.5%, compared with 16.3% for the year 1995. The annualized return on average assets was 16.4%, compared with the 14.6% for the year 1995. The annualized return on capital for the first six months was 13.6%, compared with 12.1% for year 1995.

The Company in July 1996 renegotiated and increased to $400 million from $300 million, its October 1993 credit facility with a syndicate of 18 banks led by Chase Manhattan Bank. The five-year facility, as amended, extends maturity to July 2001, provides for greater financial flexibility and reflects current favorable syndicated credit pricing. This renegotiated credit facility will serve as backup to Harsco's $300 million commercial paper program, an increase from $150 million. The Company limits the aggregate commercial paper and credit facility borrowings at any one time to a maximum of $400 million. The credit facility has been increased to provide financing for general corporate needs and future growth opportunities. At June 30, 1996, the Company had $100.6 million in borrowing under the commercial paper program.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

RESULTS OF OPERATIONS
SECOND QUARTER OF 1996 COMPARED
WITH SECOND QUARTER OF 1995

Second quarter revenues of $397.9 million were 3% higher than last year's comparable period. The increase was due principally to higher sales for gas control and containment equipment, which included an acquisition made in April 1996. Other product classes with increases included scaffolding, shoring and forming equipment, process equipment and roofing granules. Sales for Metal Reclamation and Mill Services, which included the consolidation of a subsidiary in South Africa that had previously been reflected as an equity investment, increased slightly. The Company acquired a majority ownership of the subsidiary in the fourth quarter of 1995. The South African revenues were more than offset by the divesting of certain non-core European businesses in the Metal Reclamation and Mill Services Group during the second half of 1995 and in April 1996. Higher revenues also included increased earnings from the Company's equity investment in United Defense, L. P. These increases were partially offset by the effect of ceasing school bus operations in June 1995.

Selling, general and administrative expenses increased due principally to increased compensation.

Income before taxes and minority interest increased 23% due in part to the absence of operating losses related to the school bus operation which ceased in June 1995. Higher earnings were recorded for scaffolding, shoring and forming equipment, pipe fittings, railroad equipment and process equipment product line. Interest expense decreased as a result of the continued reduction of the Company's average outstanding debt.

Net income of $29.3 million, a record second quarter, was up 19% from the comparable period in 1995. The effective income tax rate for the second quarter increased from 37.9% in 1995 to 39.0% in 1996, principally due to a decrease in export sales and the related tax benefit.

Sales of the Metal Reclamation and Mill Services Group, at $151.4 million, were slightly above 1995's second quarter, as divestitures during the second half of 1995 and April 1996 amounting to $12.7 million more than offset $7.8 million of sales from consolidating a subsidiary in South Africa, previously reflected as an equity investment. Sales for the Infrastructure and Construction Group, at $107.0 million were down 2% from last year's similar period, which included $7.2 million for the school bus business which ceased operation in June 1995. Higher sales were recorded for scaffolding, shoring and forming equipment and roofing granules. Sales for the Process Industry Products Group, at $129.3 million, were up $12.3 million principally due to an acquisition made in April of 1996 and higher demand for process equipment.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

RESULTS OF OPERATIONS
SECOND QUARTER OF 1996 COMPARED
WITH SECOND QUARTER OF 1995 (continued)

Operating profit for the Metal Reclamation and Mill Services Group was just below 1995's comparable period, which included a $1.1 million foreign currency translation exchange gain. Second quarter 1996 operating income was favorably affected by the consolidation of a subsidiary in South Africa. The Infrastructure and Construction Group posted an operating profit of $14.3 million; 49% more than 1995's second quarter, which included losses arising from the shutdown of the school bus operation. Additionally, improved results were contributed primarily by scaffolding, shoring and forming equipment and railway maintenance equipment. Operating profit for the Process Industry Products Group, at $11.8 million, was up 37% from the prior year's second quarter, reflecting profit improvement mainly for pipe fittings and process equipment, along with the impact of an acquisition made in April 1996.

In addition to the Group reporting noted above, the Company views itself as a diversified industrial services and manufacturing company. Total industrial services sales, which include Metal Reclamation and Mill Services Group and Infrastructure and Construction Group service businesses, principally scaffolding services and railway maintenance of way services, were $193.7 million in the second quarter of 1996 and $187.5 million in 1995, or approximately 50% of net sales in each period. The total manufacturing sales for 1996 were $194.0 million or approximately 50% of net sales, which includes sales from the Infrastructure and Construction Group and the Process Industry Products Group. The total manufacturing sales for the second quarter of 1995 were $189.8 million or approximately 50% of net sales.

The operating profit for industrial services for 1996 was $29.1 million compared with $27.6 million in 1995, or approximately 60% and 67%, respectively, of total Group operating profit. The operating profit from manufacturing for 1996 was $19.6 million compared with $13.8 million in 1995, which is approximately 40% and 33%, respectively, of total Group operating profit.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

RESULTS OF OPERATIONS
FIRST SIX MONTHS OF 1996 COMPARED
WITH FIRST SIX MONTHS OF 1995

Revenues for the first six months of $787.7 million were 3% above last year's comparable period. The increase was due principally to higher sales for metal reclamation and mill services, which included the consolidation of a subsidiary in South Africa that had previously been reflected as an equity investment. The Company acquired a majority ownership of the subsidiary in the fourth quarter of 1995. Fully offsetting the South Africa consolidation was the divesting of certain non-core European businesses in the Metal Reclamation and Mill Services Group, during the second half of 1995 and April 1996. In addition, higher sales were recorded for scaffolding, shoring and forming equipment, process equipment, grating, and to a lesser extent, roofing granules and slag abrasives. Increased sales were also due in part to an acquisition made in 1996. Higher revenues included better than expected income from the Company's equity investment in United Defense, L.P. These increases were partially offset by the effect of ceasing school bus operations in June 1995.

Cost of sales increased primarily due to higher volume. Selling, general and administrative expenses increased, principally as a result of higher compensation costs and professional fees associated with certain previously disclosed legal matters.

Income before income taxes and minority interest was up 22% from the comparable period last year. The effective income tax rate for 1996 and 1995 was 39%. Higher earnings in the six months of 1996 were due principally to higher operating results for metal reclamation and mill services, pipe fittings, and scaffolding, shoring and forming equipment. Also contributing to the improvement in earnings, was the Company's share of income in its equity investment in United Defense, L. P. The Partnership's earnings include substantial dividend income from its equity investment in Turkey, which was more than twice the amount of dividend income that was received during the same period in 1995. Lower earnings were recorded for gas control and containment equipment in 1996. On a comparative basis, unfavorably affecting 1995's six months results were losses arising from ceasing the school bus business. Income benefited in 1995 from the effect of a pre-tax $6.6 million net foreign currency translation exchange gain arising from the decline in the U.S. Dollar against certain European currencies, which more than offset a pre-tax $3.5 million foreign currency translation exchange loss due to the devaluation of the Mexican peso. Interest expense decreased as a result of the continued reduction of the Company's outstanding debt.

Net income of $60.4 million, was up 21% from the comparable period in 1995. This net income was the highest first six months performance in the history of the Company.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Sales of the Metal Reclamation and Mill Services Group, at $302.2 million, were 3% above 1995's six months. Sales for the Infrastructure and Construction Group, at $199.6 million, approximated last year's similar period, which included $15.7 million for the school bus business that ceased operation in June 1995. Higher sales were recorded for all other product classes, particularly scaffolding in 1996. Sales for the Process Industry Products Group, at $252.6 million, were higher than the prior year's comparable period and were led by process equipment and pipe fittings. The increased Process Industry Products Group's sales in 1996 included the effect of an acquisition made in 1996.

Operating profit for the Metal Reclamation and Mill Services Group was ahead of 1995's six months, which included $3.5 million of foreign currency translation exchange losses due to the devaluation of the Mexican peso. The increase also includes higher income in 1996 due to the consolidation of a subsidiary in South Africa. The Infrastructure and Construction Group posted an operating profit of $22.0 million. This was significantly more than 1995's first six months, which included losses arising from the shutdown of the school bus operation. Additionally, improved results for scaffolding equipment contributed to the higher operating profit of the Group. Operating profit for the Process Industry Products Group, at $23.0 million, was up 9% from the prior year's six months, and reflected higher earning for pipe fittings and process equipment which more than offset lower results for gas control and containment equipment.

In addition to the Group reporting noted above, the Company views itself as a diversified industrial services and manufacturing company. Total industrial service sales, which include Metal Reclamation and Mill Services Group and Infrastructure and Construction Group service businesses, principally scaffolding services and railway maintenance of way services, were $377.7 million in 1996 and $357.8 million in 1995, or approximately 50% and 49% of net sales, respectively. The total manufacturing sales for 1996 were $376.7 million or approximately 50% of net sales, which includes sales from the Infrastructure and Construction Group and the Process Industry Products Group. The total manufacturing sales for 1995 were $376.4 million or approximately 51% of net sales.

The operating profit for industrial services for 1996 was $51.4 million compared with $43.5 million in 1995, or approximately 58% and 61%, respectively, of total Group operating profit. The operating profit from manufacturing for 1996 was $36.6 million compared with $28.1 million in 1995, which is approximately 42% and 39%, respectively, of total Group operating profit.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Information on legal proceedings is included under Part I, Item 1., the section labeled "Commitments and Contingencies."

In June, 1996, Harsco received a draft Civil Complaint for Penalties and Injunctive Relief and a draft Consent Order related to air emissions violations at the former Marysville, Ohio operation alleged to have occurred from approximately 1988 through 1992. If Harsco, the Attorney General of Ohio and the Ohio EPA are able to negotiate a mutually agreeable Consent Order, the draft Complaint for Civil Penalties and Injunctive Relief will not be filed. The entry of a final Consent Order will necessarily include an assessment of civil penalties which have not as yet been set. The Company does not expect that any sum it may have to pay in connection with the matter would have a material adverse effect on its financial position or results of operations.

ITEM 5.     OTHER INFORMATION

GENERAL:

On May 28, 1996, Harsco Corporation announced that it completed the sale of two non-core business units operated by its Heckett MultiServ Division in London, to Creyf's Interim, a company located in Antwerp, Belgium, for approximately $2 million. The sale involves the disposal of the French company Societe Francais d'Interim S.A. (SFI) and the Belgian Company, Somafer Benelux Interim S.A.
(SBI). Both units provide temporary labor services to heavy industry and public authorities, SFI and SBI reported 1995 combined revenues of approximately $22 million.

On June 27, 1996, Harsco Corporation announced that it will merge the company's Sherwood Division into its Camp Hill, PA based Taylor-Wharton Gas Equipment Division. Sherwood, headquartered in Lockport, New York, will become an operating unit of Taylor-Wharton, but its products, which include the popular scuba diving line and brass valves, will continue to be sold under the Sherwood brand name.

On July 17, 1996, Harsco Corporation announced that it had renegotiated and increased to $400 million from $300 million, its October 1993 credit facility with a syndicate of 18 banks led by Chase Manhattan Bank. The five-year facility, as amended, extends maturity to July 2001, provides for greater financial flexibility and reflects current favorable syndicated credit pricing. The renegotiated credit facility will serve as backup to Harsco's $300 million commercial paper program (increased from $150 million), which has been rated A-1 by Standard & Poors and F-1 by Fitch Investor Services. The Company limits the aggregate commercial paper and credit facility borrowings at any one time to a maximum of $400 million. The credit facility has been increased to provide financing for general corporate needs and future growth opportunities.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION

ITEM 5.     OTHER INFORMATION (Cont'd.)

DIVIDEND ACTION:

On June 25, 1996, Harsco Corporation announced that the Board of Directors declared a quarterly cash dividend of 38 cents per share, payable August 15, 1996, to shareholders of record on July 15, 1996.

ITEM 6(a).  EXHIBITS

The following exhibits are attached:

a.)     Exhibit No. 10 Material Contracts - Credit Facility

        (i) Amendment Agreement dated July 16, 1996 to the amended and restated Credit Agreement dated as of August 24, 1993, as amended and restated as of June 21, 1994, and as amended by an Amendment Agreement dated as of June 20, 1995 and a second Amendment Agreement dated as of February 29, 1996 among Harsco Corporation, the lenders named therein and Chase Manhattan Bank.

b.)     Exhibit No. 11 Computation of Fully Diluted Net Income Per Common Share.
c.)     Exhibit No. 12 Computation of Ratios of Earnings to Fixed Charges.
d.)     Exhibit No. 27 Financial Data Schedule

ITEM 6(b) REPORTS ON FORM 8-K

a.)     There were no reports filed on Form 8-K during the second quarter ending
June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             HARSCO CORPORATION
                                          ------------------------
                                                (Registrant)

DATE  8/6/96                            /S/ Leonard A. Campanaro
     --------------------              ------------------------------
                                       Leonard A. Campanaro
                                       Senior Vice President and
                                       Chief Financial Officer

DATE  8/6/96                            /S/ Salvatore D. Fazzolari
     --------------------              ------------------------------
                                       Salvatore D. Fazzolari
                                       Vice President and Controller

                                EXHIBIT INDEX
                                -------------

     Exhibit No.                          Description
     -----------                          -----------

     Exhibit 10      Material Contracts - Credit Facility

        (i) Amendment Agreement dated July 16, 1996 to the amended and restated Credit Agreement dated as of August 24, 1993, as amended and restated as of June 21, 1994, and as amended by an Amendment Agreement dated as of June 20, 1995 and a second Amendment Agreement dated as of February 29, 1996 among Harsco Corporation, the lenders named therein and Chase Manhattan Bank.

     Exhibit 11      Computation of Fully Diluted Net Income Per Common Share.
     Exhibit 12      Computation of Ratios of Earnings to Fixed Charges.
     Exhibit 27      Financial Data Schedule