Form 10-Q
period 1996-09-30
HARSCO CORP
filed 1996-11-06
CIK 45876

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1996

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
YES   /X/      NO  / /

Title of Each Class                   Outstanding Shares at September 30, 1996
-------------------                   ----------------------------------------
Common Stock Par Value $1.25                         24,776,569
Preferred Stock Purchase Rights                      24,776,569

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                   THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                      SEPTEMBER 30                        SEPTEMBER 30
(In thousands, except per share amounts)                         1996             1995             1996                  1995
--------------------------------------------------------------------------------------------------------------------------------
REVENUES:
     Net sales .............................................  $ 395,776        $ 374,147        $ 1,150,195        $ 1,108,308
     Equity in income of unconsolidated entities ...........      9,059           10,939             41,906             38,682
     Other .................................................        169              411                582              1,162
--------------------------------------------------------------------------------------------------------------------------------
         TOTAL REVENUES ....................................    405,004          385,497          1,192,683          1,148,152
--------------------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
     Cost of sales .........................................    300,337          284,326            872,262            852,504
     Selling, general and administrative expenses ..........     51,151           47,147            153,421            145,555
     Research and development expenses .....................      1,896            1,088              3,505              3,431
     Facilities discontinuance and reorganization costs ....        176           16,827              1,711             19,322
     Other .................................................        199             (451)              (447)            (4,831)
--------------------------------------------------------------------------------------------------------------------------------
         TOTAL COSTS AND EXPENSES ..........................    353,759          348,937          1,030,452          1,015,981
--------------------------------------------------------------------------------------------------------------------------------
         INCOME BEFORE INTEREST, TAXES,
              AND MINORITY INTEREST ........................     51,245           36,560            162,231            132,171

Interest income ............................................      1,483            1,647              5,275              5,020
Interest expense ...........................................     (4,814)          (7,356)           (16,881)           (22,376)
--------------------------------------------------------------------------------------------------------------------------------
         INCOME BEFORE TAXES AND MINORITY INTEREST .........     47,914           30,851            150,625            114,815

Provision for income taxes .................................     17,180           12,032             57,237             44,778
--------------------------------------------------------------------------------------------------------------------------------
         INCOME BEFORE MINORITY INTEREST ...................     30,734           18,819             93,388             70,037

Minority interest in net income ............................      1,625              419              3,909              1,618
--------------------------------------------------------------------------------------------------------------------------------
         NET INCOME ........................................  $  29,109        $  18,400        $    89,479        $    68,419
--------------------------------------------------------------------------------------------------------------------------------
Average shares of common stock outstanding .................     24,865           25,313             24,994             25,262
--------------------------------------------------------------------------------------------------------------------------------

         NET INCOME PER SHARE ..............................  $    1.17        $     .73        $      3.58        $      2.71
--------------------------------------------------------------------------------------------------------------------------------
         Cash dividends declared per share .................  $     .38        $     .37        $      1.14        $      1.11
--------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (Continued)

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                    SEPTEMBER 30        DECEMBER 31
(In thousands)                                                          1996                1995
-----------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ...................................  $    55,179        $    76,669
    Receivables .................................................      283,192            272,858
    Inventories:
       Finished goods ...........................................       30,741             25,996
       Work in process ..........................................       31,864             24,640
       Raw material and purchased parts .........................       52,518             54,151
       Stores and supplies ......................................       18,941             18,498
-------------------------------------------------------------------------------------------------
           Total inventories ....................................      134,064            123,285
    Other current assets ........................................       62,901             60,954
-------------------------------------------------------------------------------------------------
       TOTAL CURRENT ASSETS .....................................      535,336            533,766
-------------------------------------------------------------------------------------------------
Property, plant and equipment, at cost ..........................    1,153,106          1,080,267
Allowance for depreciation ......................................     (661,595)          (620,458)
-------------------------------------------------------------------------------------------------
                                                                       491,511            459,809
-------------------------------------------------------------------------------------------------
Cost in excess of net assets of businesses acquired, net ........      197,368            205,801
Investments in unconsolidated entities ..........................       60,165             45,604
Other assets ....................................................       55,033             65,682
-------------------------------------------------------------------------------------------------
       TOTAL ASSETS .............................................  $ 1,339,413        $ 1,310,662
-------------------------------------------------------------------------------------------------

LIABILITIES
CURRENT LIABILITIES:
    Notes payable and current maturities ........................  $    27,142        $   108,747
    Accounts payable ............................................      102,184            112,736
    Accrued compensation ........................................       42,164             41,304
    Other current liabilities ...................................      106,353            125,725
-------------------------------------------------------------------------------------------------
       TOTAL CURRENT LIABILITIES ................................      277,843            388,512
-------------------------------------------------------------------------------------------------
Long-term debt ..................................................      282,362            179,926
Deferred income taxes ...........................................       30,897             36,061
Other liabilities ...............................................       88,403             80,172
-------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES ........................................      679,505            684,671
-------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Common stock and additional paid-in capital .....................      149,203            141,855
Cumulative adjustments for translation and pension liability ....      (27,387)           (20,265)
Retained earnings ...............................................      774,849            713,774
Treasury stock ..................................................     (236,757)          (209,373)
-------------------------------------------------------------------------------------------------
       TOTAL SHAREHOLDERS' EQUITY ...............................      659,908            625,991
-------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...............  $ 1,339,413        $ 1,310,662
-------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Continued)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                          NINE MONTHS ENDED
                                                                                             SEPTEMBER 30
(In thousands)                                                                          1996             1995
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ................................................................       $  89,479        $  68,419
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation ..........................................................          74,720           70,721
       Amortization ..........................................................           6,975            7,456
       Equity in income of unconsolidated entities ...........................         (41,906)         (38,682)
       Dividends or distributions from unconsolidated entities ...............          27,363           27,245
       Deferred income taxes .................................................           2,612            5,268
       Write-off of federal excise tax receivable ............................            --             13,455
       Other, net ............................................................           2,200           (9,932)
       Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
           Notes and accounts receivable .....................................         (13,600)          68,697
           Inventories .......................................................          (5,140)         (14,004)
           Accounts payable ..................................................          (4,776)          (9,851)
           Other assets and liabilities ......................................         (13,146)          10,039
-----------------------------------------------------------------------------------------------------------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES .............................         124,781          198,831
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property, plant and equipment ............................        (105,465)         (85,754)
   Purchase of businesses, net of cash acquired ..............................         (21,030)          (4,143)
   Investments held-to-maturity, net of purchases ............................           6,685              572
   Proceeds from sale of businesses ..........................................           1,793              839
   Other investing activities ................................................           3,510            7,812
-----------------------------------------------------------------------------------------------------------------
       NET CASH (USED) BY INVESTING ACTIVITIES ...............................        (114,507)         (80,674)
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Short-term borrowings, net ................................................          12,977           (9,718)
   Current maturities and long-term debt
     Additions ...............................................................         185,900           47,134
     Reductions ..............................................................        (175,695)        (119,112)
   Cash dividends paid on common stock .......................................         (28,520)         (28,024)
   Common stock issued-options ...............................................           4,581            5,015
   Common stock acquired for treasury ........................................         (29,973)            --
   Other financing activities ................................................             500            1,107
-----------------------------------------------------------------------------------------------------------------
       NET CASH (USED) BY FINANCING ACTIVITIES ...............................         (30,230)        (103,598)
-----------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash ......................................          (1,534)             164
-----------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents .........................         (21,490)          14,723

Cash and cash equivalents at beginning of period .............................          76,669           43,550
-----------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...................................       $  55,179        $  58,273
-----------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Continued)

                          REVIEW OF OPERATIONS BY GROUP
                                   (Unaudited)

                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                SEPTEMBER 30
(In millions)                                        1996          1995         1996            1995
-------------------------------------------------------------------------------------------------------
NET SALES
Metal Reclamation and Mill Services .......       $  150.1      $  153.1      $  452.3        $  446.0

Infrastructure and Construction (a) .......          107.6         100.6         307.2           302.7

Process Industry Products .................          138.1         120.4         390.7           359.6
-------------------------------------------------------------------------------------------------------
       Total ..............................       $  395.8      $  374.1      $1,150.2        $1,108.3
-------------------------------------------------------------------------------------------------------
INCOME BEFORE TAXES AND MINORITY INTEREST

Metal Reclamation and Mill Services (b) ...       $   19.9      $   22.9      $   62.9        $   60.2

Infrastructure and Construction (a) .......           11.7          12.3          33.7            25.5

Process Industry Products .................           14.2          10.9          37.2            32.0
-------------------------------------------------------------------------------------------------------
                                                      45.8          46.1         133.8           117.7
Facilities discontinuance and
reorganization costs (c) ..................            (.1)        (16.7)          (.7)          (18.4)
-------------------------------------------------------------------------------------------------------

       Total group operating profit .......           45.7          29.4         133.1            99.3

Equity in income of unconsolidated entities            9.1          11.0          41.9            38.7

Interest expense ..........................           (4.8)         (7.4)        (16.9)          (22.4)

General corporate expenses (d) ............           (2.1)         (2.2)         (7.5)            (.8)
-------------------------------------------------------------------------------------------------------
              TOTAL PRE-TAX INCOME ........       $   47.9      $   30.8      $  150.6        $  114.8
-------------------------------------------------------------------------------------------------------

(a) Under the Infrastructure and Construction Group, the Company ceased all bus operations in June, 1995. For the nine months of 1995, the school bus operation had $15.7 million in sales and an operating loss of $6.2 million.

(b) For the third quarter and the nine months of 1995, Group income before tax included a $0.2 million foreign currency translation exchange gain and a $2.9 million foreign currency translation exchange loss, respectively. Included in the $2.9 million loss, is a $3.5 million foreign currency translation exchange loss due to the devaluation of the Mexican peso. For the 1996 comparable periods, foreign currency translation exchange losses were $0.4 million for both the third quarter and nine months.

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

(d) General corporate expenses for the third quarter and the nine months of 1995, respectively, included a $0.3 million foreign currency translation exchange loss and a $5.9 million foreign currency translation exchange gain. For the 1996 comparable periods, foreign currency translation exchange losses were immaterial.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS (Cont'd.)

Cash payments for interest on all debt, net of amounts capitalized were $19,812,000 for the nine months of 1996 and $21,963,000 for the nine months of 1995. Cash payments for income taxes were $62,987,000 for the nine months of 1996 and $36,915,000 for the nine months of 1995.

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

The settlement does not resolve the potential for a claim from the Internal Revenue Service that, contrary to the Company's position, certain cargo truck models have gross vehicle weights in excess of the 33,000 pound threshold under the Federal Excise Tax law, and therefore are taxable. As previously reported, the Internal Revenue Service is reviewing Harsco's position and has tentatively concluded that those cargo truck models are taxable. Assuming the Internal Revenue Service asserts that tax is due on these vehicles, the total claim could be approximately $42 million plus interest and penalty, if any. The Company plans to vigorously contest any such tax deficiency. Although there is risk of an adverse outcome, the Company believes that these trucks are not taxable. The settlement agreement preserves the Company's right to seek reimbursement of after- imposed tax from the Army in the event that the cargo trucks are determined to be taxable, but the agreement limits the reimbursement to a maximum of $21 million. Additionally, in an earlier contract modification, the Army accepted responsibility for $3.6 million of the potential tax, bringing its total potential responsibility up to $24.6 million.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS (Cont'd.)

Iran's Ministry of Defense initiated arbitration procedures against the Company in 1991 under the rules of the International Chamber of Commerce for damages allegedly resulting from breach of various contracts executed by the Company and the Ministry of Defense between 1970 and 1978. The contracts were terminated in 1978 and 1979 during the period of civil unrest in Iran that preceded the Iranian revolution. Iran asserted a claim under one contract for repayment of a $7.5 million advance payment it made to the Company, plus interest at 12% through June 27, 1991 in the amount of $25.3 million. Iran also asserted a claim for damages under other contracts for $76.3 million. The Company asserted various defenses and also filed counterclaims against Iran for damages in excess of $7.5 million which it sustained as a result of Iran's breach of contract, plus interest. At an arbitration hearing held in January 1996, Iran reduced the $76.3 million portion of its claim to approximately $34.4 million. The International Court of Arbitration took the case under advisement and in September 1996, awarded Iran a net amount of approximately $1.2 million. This represents an award of $7.5 million to Iran for the advance payment, offset by an award of $6.3 million to the Company for damages and legal costs and the denial of all pre-award interest claims for both parties. The Company and Iran have each filed appeals in the Supreme Court of Switzerland. The Company's management and its counsel believe it is unlikely that resolution of these claims will have a material adverse effect on the Company's financial position or results of operations.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS (Cont'd.)


On August 29, 1994, the Company filed a legal action in the United States District Court for the Southern District of New York against certain former shareholders of MultiServ International, N.V. seeking recovery of damages arising from misrepresentations which the Company claims were made to it in connection with its purchase of the MultiServ International, N.V. stock on August 31, 1993. The Complaint seeks damages in an amount to be determined. On April 4, 1995, the Court dismissed various elements of the Company's claims and allowed the Company to amend its complaint with respect to other elements. At the Company's request, the Court dismissed the remaining claims which then allowed the Company to file an appeal in the United States Court of Appeals for the Second Circuit. The Company has settled its claims with certain defendants, and continued to pursue its appeal with respect to claims against the other defendants. In August 1996, the Court of Appeals affirmed the lower court decision dismissing the Company's complaint. The Company is considering various options for further pursuit of its claim.

Environmental

The Company is involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites. While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company. The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Consolidated Balance Sheets at September 30, 1996 and December 31, 1995, include an accrual of $4.7 million and $5.3 million respectively for environmental matters. The amounts charged to earnings on a pre-tax basis related to environmental matters totaled $243,000 and $164,000 for the nine months of 1996 and 1995, respectively.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

FINANCIAL CONDITION

Net cash provided by operating activities was $124.8 million in the nine months of 1996 compared to $198.8 million in 1995. 1995 included the receipt of $20.4 million from a claim settlement with the U.S. Government and the $49 million Federal Excise Tax reimbursement on the completed five-ton truck contract. During the nine months of 1996, distributions of $27.4 million were received from unconsolidated entities, compared with $27.2 million during the same period last year.

Capital expenditures for the nine months of 1996 were a record $105.5 million, compared with $85.8 million in 1995, reflecting the Company's program to achieve business growth and to improve productivity and quality. Cash used by investing activities included $19 million for the acquisition of substantially all of the assets and the assumption of certain liabilities of the Coyne Cylinder Business (Coyne) and $2 million for the acquisition of certain assets of a railway maintenance of way company. Total consideration for Coyne was $22.3 million with the assumption of certain liabilities. Proceeds from the sale of property, plant and equipment in the nine months of 1996 provided $2.5 million in cash compared to $6.3 million in 1995.

Cash used for financing activities included $28.5 million of cash dividends paid on common stock and $30 million in stock acquired for treasury. These uses were partially offset by a $13 million increase in short term debt and an increase of $10.2 million in long term debt. Cash and cash equivalents decreased $21.5 million to $55.2 million at September 30, 1996.

The Company has maintained a policy of reacquiring its common stock in unsolicited open market or privately-negotiated transactions at prevailing market prices for several years. In January 1996, the Board of Directors authorized the purchase, over a one-year period, of up to 1,000,000 shares of the Company's common stock. The total number of shares purchased under this program for the nine months ended September 30, 1996 was 436,600 shares of common stock at an average cost of $63.06 per share. Financing activities included $27.5 million in cash used to repurchase these shares, plus approximately $2.5 million which was payable at year end for shares purchased in 1995 and settled in 1996.

Other matters which could affect cash flows in the future are discussed under
Part I, Item 1 Notes to Consolidated Financial Statements "Commitments and Contingencies."

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Harsco continues to maintain a good financial position, with net working capital of $257.5 million, up from the $145.3 million at December 31, 1995. The improvement is primarily due to the repayment of the $89,500,000 of 8.75% 10-year notes that matured in May 1996 which was financed through the issuance of commercial paper. Such borrowings are classified as long term debt due to the Company's intent and ability to refinance it on a long term basis through existing long term credit facilities. Current assets amounted to $535.3 million, and current liabilities were $277.8 million, resulting in a current ratio of 1.9 to 1, up from 1.4 at December 31, 1995. With total debt at $309.5 million and equity at $659.9 million at September 30, 1996, total debt as a percent of total capital was 31.9%, up slightly from 31.6% at December 31, 1995.

The stock price range during the nine months was $69 7/8 - 58. Harsco's book value per share at September 30, 1996, was $26.63, compared with $24.99 at year-end 1995. The Company's annualized return on average equity for the nine months of 1996 was 18.0%, compared with 15.9% for the year 1995. The annualized return on average assets for the nine months of 1996 was 16.5%, compared with the 14.6% for the year 1995. The annualized return on capital for the nine months of 1996 was 13.9%, compared with 12.2% for year 1995.

The Company in July 1996 renegotiated and increased to $400 million from $300 million its October 1993 credit facility with a syndicate of 18 banks led by Chase Manhattan Bank. The five-year facility, as amended, extends maturity to July 2001, provides for greater financial flexibility and reflects current favorable syndicated credit pricing. This renegotiated credit facility will serve as backup to Harsco's $300 million commercial paper program, which was increased from $150 million. In addition, the Company in September 1996 initiated a Belgian commercial paper program. The 3 billion Belgian Franc program is equivalent to approximately US $100 million. The Belgian program will be used to borrow a variety of Euro-currencies in order to fund the Company's European operations more efficiently and in appropriate currencies. The Company limits the aggregate commercial paper and credit facility borrowings at any one time to a maximum of $400 million. The credit facility has been increased to provide financing for general corporate needs and future growth opportunities.

Harsco's outstanding long-term notes are rated A by Standard & Poor's, A by Fitch Investors Service and A-3 by Moody's. Harsco's commercial paper is rated A-1 by Standard & Poor's, F-1 by Fitch Investors Service and P-2 by Moody's. The Company also has on file, with the Securities and Exchange Commission, a Form S-3 shelf registration for the possible issuance of up to an additional $200 million of new debt securities, preferred stock or common stock.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

RESULTS OF OPERATIONS
THIRD QUARTER OF 1996 COMPARED
WITH THIRD QUARTER OF 1995

Third quarter revenues of $405.0 million were 5% higher than last year's comparable period. The increase was due principally to higher sales for gas control and containment equipment, which included an acquisition made in April 1996. Other product classes with increases included railway maintenance equipment, pipe fittings, roofing granules and slag abrasives and scaffolding, shoring and forming equipment. Metal Reclamation and Mill Services, which includes the consolidation of a subsidiary in South Africa that had previously been reflected as an equity investment, incurred a decrease in revenues due to divestitures. Sales also decreased, but to a lesser extent, due to the strengthening of the U.S. dollar against certain European currencies. The Company acquired a majority ownership of the South African subsidiary in the fourth quarter of 1995. The South African revenues were more than offset by the divesting of certain non-core European businesses of the Metal Reclamation and Mill Services Group in the fourth quarter of 1995 and April 1996. Revenues were also affected by decreased earnings from the Company's equity investment in United Defense L.P.

Selling, general and administrative expenses increased due to higher compensation costs and the inclusion of the acquisition made in April 1996.

Income before taxes and minority interest increased 55% principally due to the decrease in facilities discontinuance and reorganization costs. For the comparative period in 1995, the Company incurred a non-cash charge of $13.5 million relating to the settlement of the Federal Excise Tax reimbursement on the completed five-ton truck contract (in which the Company accepted $49 million for the related $62.5 million receivable), and a $2.1 million provision for asset impairment relating to the remaining fixed assets of the school bus operation. Higher earnings were recorded by gas control and containment, roofing granules and slag abrasives, and process equipment. Interest expense decreased as a result of the reduction of the Company's average outstanding debt and average interest rate.

Net income of $29.1 million, a record third quarter, was up 58% from the comparable period in 1995. The third quarter of 1995 included the after tax charge of $8.2 million ($.32 per share) related to the settlement of the Federal Excise Tax reimbursement on the completed five-ton truck contract. The effective income tax rate for the third quarter decreased from 39% in 1995 to 35.9% in 1996. The revised lower tax rate of 38% for the nine months of 1996, which was applied in the third quarter, is principally due to a reduction in losses sustained in certain international operations for which there is no tax benefit.

Sales of the Metal Reclamation and Mill Services Group, were 2% below 1995's third quarter, as divestitures in the fourth quarter of 1995 and April 1996 amounting to $11.2 million more than offset the $8.0 million of sales from consolidating a subsidiary in South Africa, previously reflected as an equity investment. Sales for the Infrastructure and Construction Group, at $107.6 million were up 7% from last year's similar period. Higher sales were recorded for railway maintenance equipment, roofing granules and slag abrasives, and scaffolding, shoring and forming equipment. Sales for the Process Industry Products Group, at $138.1 million were up 14.7% principally due to an acquisition made in April of 1996 and higher demand for pipe fittings.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

RESULTS OF OPERATIONS THIRD QUARTER OF 1996 COMPARED WITH THIRD QUARTER OF 1995 (Cont'd.)

Operating profit for the Metal Reclamation and Mill Services Group was $19.9 million compared to $22.9 in 1995. This decrease reflects the divestiture of certain non-core European businesses in the fourth quarter of 1995 and April 1996 which would normally be at their peak in the third quarter, lower activity particularly in France and Belgium, and foreign currency translation exchange losses, as compared to gains in 1995.

The Infrastructure and Construction Group operating profit of $11.7 million was 5% lower than in the third quarter of 1995, excluding the impact of expense items relating to facilities discontinuance and reorganization costs. Profit margins were affected by higher research and development expenses, and costs associated with bringing new products and services to the market place. After including the impact of facilities discontinuance and reorganization costs (which included the $13.5 million pre-tax charge for the Federal Excise Tax settlement and the $2.1 million pre-tax charge for the school bus operation) incurred in 1995, the Group comparison would be a $11.7 million operating profit in 1996 to a $3.2 million loss in 1995. Operating profit for the Process Industry Products Group, at $14.2 million, was up significantly from the $10.9 million in 1995. The gas control and containment product line was the major contributor to the operating profit improvement.

In addition to the Group reporting noted above, the Company views itself as a diversified industrial services and manufacturing company. Total industrial services sales, which include Metal Reclamation and Mill Services Group and Infrastructure and Construction Group service businesses, principally scaffolding services and railway maintenance of way services, were $190.0 million in the third quarter of 1996 and $189.5 million in 1995, or approximately 48% and 51% of net sales, respectively. The total manufacturing sales for 1996 were $205.8 million or approximately 52% of net sales, which includes sales from the Infrastructure and Construction Group and the Process Industry Products Group. The total manufacturing sales for the third quarter of 1995 were $184.6 million or approximately 49% of net sales.

The operating profit including the effect of expense items relating to facilities discontinuance and reorganization costs for industrial services for 1996 was $23.2 million compared with $26.8 million in 1995, or approximately 51% and 91%, respectively, of total Group operating profit. The operating profit of manufacturing including the effect of expense items relating to facilities discontinuance and reorganization costs for 1996 was $22.5 million compared to $2.6 million in 1995, which is approximately 49% and 9%, respectively, of total Group operating profit.

The operating profit for industrial services, excluding the effect of expense items relating to facilities discontinuance and reorganization costs, for 1996 was $25.0 million compared with $29.7 million in 1995, or approximately 55% and 64%, respectively, of total Group operating profit. The operating profit from manufacturing, excluding the effect of expense items relating to facilities discontinuance and reorganization costs, for 1996 was $20.8 million compared with $16.4 million in 1995, which is approximately 45% and 36%, respectively, of total Group operating profit.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

RESULTS OF OPERATIONS
FIRST NINE MONTHS OF 1996 COMPARED
WITH FIRST NINE MONTHS OF 1995

Revenues for the first nine months of $1.19 billion were 4% above last year's comparable period. The increase was due principally to higher sales for scaffolding, shoring and forming equipment, gas control and containment equipment, as well as metal reclamation and mill services, which included the consolidation of a subsidiary in South Africa that had previously been reflected as an equity investment. The Company acquired a majority ownership of the subsidiary in the fourth quarter of 1995. Fully offsetting the South Africa consolidation was the divesting of certain non-core European businesses in the Metal Reclamation and Mill Services Group, during the fourth quarter of 1995 and April 1996. In addition, higher sales were recorded for process equipment, railway maintenance of way equipment and services, and to a lesser extent, roofing granules and slag abrasives, pipe fittings and grating. Increased sales were also due in part to an acquisition made in 1996. Higher revenues included better than expected income from the Company's equity investment in United Defense, L.P. These increases were partially offset by the effect of ceasing school bus operations in June 1995. Sales also decreased, but to a lesser extent, due to the strengthening of the U.S. dollar against certain European currencies.

Cost of sales increased primarily due to higher volume, but at a rate less than the increase in sales. Selling, general and administrative expenses increased, principally as a result of higher compensation costs and professional fees associated with certain previously disclosed legal matters.

Income before income taxes and minority interest was up 31% from the comparable period last year. Higher earnings in the nine months of 1996 were due principally to higher operating results for pipe fittings, metal reclamation and mill services, process equipment and roofing granules and abrasives. Also contributing to the improvement in earnings, was the Company's share of income in its equity investment in United Defense, L. P. The Partnership's earnings include substantial dividend income from its investments in two international operations, which was more than twice the amount of dividend income that was received during the same period in 1995. Lower earnings were recorded for gas control and containment equipment, grating and scaffolding, shoring and forming equipment in 1996. On a comparative basis, unfavorably affecting 1995's nine months results were losses arising from ceasing the school bus business, as well as a $13.5 million non-cash pre-tax charge ($0.32 after tax earnings per share) arising from the settlement of a Federal Excise Tax claim with the U.S. Government. Income benefited in 1995 from the effect of a pre-tax $6.5 million net foreign currency translation exchange gain arising from the decline in the U.S. dollar against certain European currencies, which more than offset a pre-tax $3.5 million foreign currency translation exchange loss due to the devaluation of the Mexican peso. Interest expense decreased as a result of the continued reduction of the Company's outstanding debt and average interest rate. The effective income tax rate for 1996 at 38% was lower than the 1995 rate at 39%.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

RESULTS OF OPERATIONS FIRST NINE MONTHS OF 1996 COMPARED WITH FIRST NINE MONTHS OF 1995 (Cont'd.)

Net income of $89.5 million, was up 31% from the comparable period in 1995. This net income was the highest first nine months performance in the history of the Company.

Sales of the Metal Reclamation and Mill Services Group, at $452.3 million, were slightly above 1995's nine months. The rate of increase was unfavorably affected by the strengthening of the U.S. dollar against certain European currencies. Sales for the Infrastructure and Construction Group, at $307.2 million, were also slightly above last year's similar period, which included $15.7 million for the school bus business that ceased operation in June 1995. Higher sales were recorded for all other product classes, particularly scaffolding in 1996. Sales for the Process Industry Products Group, at $390.7 million, were higher than the prior year's comparable period and were led by gas control and containment equipment and process equipment. The increased Process Industry Products Group's sales in 1996 included the effect of an acquisition made in April 1996.

Operating profit, excluding the effect of expense items relating to facilities discontinuance and reorganization costs for the Metal Reclamation and Mill Services Group, was ahead of 1995's nine months, which included $3.5 million of foreign currency translation exchange losses due to the devaluation of the Mexican peso. The increase also includes higher income in 1996 due to the consolidation of a subsidiary in South Africa. After including the effect of facilities discontinuance and reorganization costs, operating profit of $62.7 million for the Group was up 9% from the first nine months of 1995. The Infrastructure and Construction Group posted an operating profit of $33.7 million, excluding the effect of expense items relating to facilities discontinuance and reorganization costs. This was significantly more than 1995's first nine months, which included losses arising from the school bus operation. Additionally, improved results for roofing granules and slag abrasives, as well as railroad equipment contributed to the higher operating profit of the Group. After including the effect of facilities discontinuance and reorganization costs, operating profit of $33.5 million was more than three times the amount recorded in the first nine months of 1995, which included $16.8 million of pre-tax facilities discontinuance and reorganization cost charges due principally to a $13.5 million non-cash pre-tax charge arising from the settlement of a Federal Excise Tax claim with the U.S. Government. Operating profit for the Process Industry Products Group, at $37.2 million, was up 16% from the prior year's nine months, and reflected higher earning for pipe fittings and process equipment, which more than offset lower earnings for gas control and containment equipment, principally due to a five month strike at one plant that was settled in August 1996.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

RESULTS OF OPERATIONS
FIRST NINE MONTHS OF 1996 COMPARED
WITH FIRST NINE MONTHS OF 1995 (Cont'd.)

In addition to the Group reporting noted above, the Company views itself as a diversified industrial services and manufacturing company. Total industrial service sales, which include Metal Reclamation and Mill Services Group and Infrastructure and Construction Group service businesses, principally scaffolding services and railway maintenance of way services, were $567.7 million in 1996 and $547.3 million in 1995, or approximately 49% of net sales in each of the periods. The total manufacturing sales for 1996 were $582.5 million or approximately 51% of net sales, which includes sales from the Infrastructure and Construction Group and the Process Industry Products Group. The total manufacturing sales for 1995 were $561.0 million, also approximately 51% of net sales.

The operating profit excluding the effect of expense items relating to facilities discontinuance and reorganization costs for industrial services for 1996 was $74.6 million compared with $71.3 million in 1995, or approximately 56% and 61%, respectively, of total Group operating profit. The operating profit excluding the effect of expense items relating to facilities discontinuance and reorganization costs from manufacturing for 1996 was $59.2 million compared with $46.4 million in 1995, which is approximately 44% and 39%, respectively, of total Group operating profit.

The operating profit including the effect of expense items relating to facilities discontinuance and reorganization costs for industrial services for 1996 was $74.2 million compared with $68.7 million in 1995, or approximately 56% and 69%, respectively, of total Group operating profit. The operating profit including the effect of expense items relating to facilities discontinuance and reorganization costs from manufacturing for 1996 was $58.9 million compared with $30.6 million in 1995, which is approximately 44% and 31%, respectively, of total Group operating profit.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

Information on legal proceedings is included under Part I, Item 1., the section labeled "Commitments and Contingencies."


ITEM 5.       OTHER INFORMATION

DIVIDEND ACTION:

         On September 24, 1996, Harsco Corporation announced that the Board of Directors declared a quarterly cash dividend of 38 cents per share, payable November 15, to shareholders of record on October 15, 1996.

ITEM 6(a.) EXHIBITS

The following exhibits are attached:

a.) Exhibit No. 10 Material Contracts - Commercial Paper Agreement with Banque Bruxelles Lambert S.A./Bank Brussel Lambert N.V. dated September 25, 1996.

b.)      Exhibit No. 11 Computation of Net Income Per Common Share.

c.)      Exhibit No. 12 Computation of Ratios of Earnings to Fixed Charges.

d.)      Exhibit No. 27 Financial Data Schedule.


ITEM 6(b.) Reports on Form 8-K

a.) There were no reports filed on Form 8-K during the third quarter ending September 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               HARSCO CORPORATION
                                            ------------------------
                                                  (Registrant)



DATE November 5, 1996               /S/ Leonard A. Campanaro
--------------------------          -----------------------------
                                    Leonard A. Campanaro
                                    Senior Vice President and
                                    Chief Financial Officer


DATE November 5, 1996               /S/ Salvatore D. Fazzolari
--------------------------          -----------------------------
                                    Salvatore D. Fazzolari
                                    Vice President and Controller

                                EXHIBIT INDEX



Exhibit No. 10   Material Contracts - Commercial Paper Agreement with
                 Banque Bruxelles Lambert S.A./Bank Brussel Lambert N.V.
                 dated September 25, 1996.

Exhibit No. 11   Computation of Net Income Per Common Share.

Exhibit No. 12   Computation of Ratios of Earnings to Fixed Charges.

Exhibit No. 27   Financial Data Schedule.