Form 10-K
period 1996-12-31
HARSCO CORP
filed 1997-03-27
CIK 45876

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 1996        Commission file number 1-3970

                               HARSCO CORPORATION
             (Exact name of registrant as specified in its charter)

              Delaware                                  23-1483991
   (State or other jurisdiction of       (I.R.S. employer identification number)
   incorporation or organization)
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

                                      NONE
                                (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            YES  [x]       NO [ ]

The aggregate market value of the Company's voting stock held by non-affiliates of the Company as of February 28, 1997 was $1,777,787,532.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
            Classes                            Outstanding at February 28, 1997
            -------                            --------------------------------
Common stock, par value $1.25 per share                   49,382,987
Preferred stock purchase rights                           49,382,987

                       Documents Incorporated by Reference

Selected portions of the Notice of 1997 Meeting and Proxy Statement are Incorporated by Reference in Part III of this Report.

The Exhibit index (Item No. 14) is located on pages 81 to 87.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES

                         INFORMATION REQUIRED IN REPORT

                                    --------

                                     PART I


Item 1.  Business:

(a)  Description of Business:

Harsco Corporation ("the Company") is a diversified industrial services and manufacturing company. The principal lines of business are: industrial mill services that are provided to steel producers in 29 countries, including the United States; scaffolding services to the industrial maintenance and construction markets primarily in North America; railway maintenance equipment and services that are provided to worldwide railroads; gas control and containment products for customers worldwide; and several other lines of business including, but not limited to, industrial grating and bridge decking, pipe fittings, process equipment, slag abrasives and roofing granules. The Company's operations fall into three Operating Groups: Metal Reclamation and Mill Services; Infrastructure and Construction; and Process Industry Products. The Company has over 175 major facilities in 30 countries, including the United States. Harsco also holds a 40% equity interest in United Defense, L.P., a $1.0 billion partnership with FMC Corporation, which principally manufactures armored combat vehicles and other defense systems for the U.S. and allied governments.

In 1994, the Company formed a new Operating Group structure to reflect the Company's strategic refocusing. The new Groups were formed because: (1) the Company was no longer directly involved in the Defense business as a result of the formation of United Defense, L.P., effective January 1, 1994, to which the Company contributed its military tracked vehicle business; the completion of the five-ton truck contract with the U.S. Government and the related conversion of production to school buses in 1993; and (2) the acquisition of MultiServ International, N.V., which substantially increased the Company's presence in metal reclamation and mill services. Except for Defense, because it is no longer a Group, the Company restated all the Operating Groups for the periods presented.

In 1995, the Infrastructure, Construction and Transportation Group was renamed the Infrastructure and Construction Group due to the Company's announced exits from the school bus and military truck businesses. The Company ceased all bus operations in June 1995. Truck operations were ended in June 1994.

The operations of the Company in any one country, except the United States, do not account for more than 10% of sales. No single customer or group under common control represented 10% or more of the Company's sales during 1996, 1995, and 1994. There are no significant intergroup sales.

 (b) Financial Information about Industry Groups:

Financial information concerning Industry Groups is included in Note 17 to the Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data".

(c)  Narrative Description of Business:

     (1) A narrative description of the businesses by Operating Group is as follows:

Metal Reclamation and Mill Services

This Group provides specialized services to steel producers and non-ferrous metallurgical industries worldwide. The services provided include metal reclamation; slag processing, marketing, and disposal; scrap management and handling; cleaning of slag pits; handling of raw material, steel slabs, and molten slag; filling and grading of specified areas; and the renting of various types of plant equipment. Highly specialized recovery and cleaning equipment, installed and operated on the property of steel producers, together with standard materials handling equipment, including drag lines, cranes, bulldozers, tractors, hauling equipment, lifting magnets and buckets, are employed to reclaim metal. The customer uses this metal in lieu of steel scrap and makes periodic payments to the Company based upon the amounts of metal reclaimed. The nonmetallic residual slag is graded into various sizes at on-site Company-owned processing facilities and sold commercially. Graded slag is used as an aggregate material in asphalt paving applications, railroad ballast and building blocks. The Company also provides in-plant transportation and other specialized services including slab management systems, general plant services, and recycling technology. Similar services are also provided to non-ferrous metallurgical industries, such as aluminum, copper, and nickel.

This industry group includes the Eastern and Western Regions of the Heckett MultiServ Division which operates in 29 countries on six continents.

During 1996, the Company entered into several new long-term services contracts valued over $200 million over their life span. Covering four to ten years in duration, each contract is expected to generate an average of more than $2 million in annual revenues. Additionally, the company sold two non-core units located in France and Belgium which provided temporary labor services. These units reported combined revenue of approximately $22 million during 1995.

For 1996, the percentage of consolidated net sales for metal reclamation and mill services was 39%.

Infrastructure and Construction

Major product classes in this Group are scaffolding, shoring and concrete forming equipment and services, railway maintenance of way equipment and
services, and industrial grating and bridge decking products.    This Group
also provides roofing granules and slag abrasives.

The Group's scaffolding, shoring and concrete forming operations include steel and aluminum support systems that are leased or sold to customers through a North American network of some 40 branch offices. Also, the New Orleans-based Plant Services unit provides cost-effective scaffolding and erection/dismantling services to refineries and the petrochemical sector. During 1996, the Company signed two new contracts to provide scaffolding services to the petrochemical industry valued in excess of $5 million.

The Company's product class of railway maintenance of way equipment and services includes specialized track maintenance equipment used by private and government-owned railroads and urban transit systems worldwide. Start-up of the innovative Tie Masters program with the Burlington Northern and Santa Fe Railway is performing well, providing a template for effective resource management and cost reduction that is leading to additional applications in 1997 and beyond. This program involves day-to-day management responsibility for the railway's tie renewal and equipment maintenance work, including training the railway's tie and surface gang personnel to operate new equipment. The equipment manufactured by the Company includes ballast tamping machines; ballast regulators and brooms; tie inserters and removers; spike drivers, pullers, and reclaimers; and other systems used in the construction and maintenance of track and railbeds.

The Company manufactures a varied line of industrial grating products at numerous plants in North America. The Company produces riveted, pressure-locked and welded grating in steel and aluminum, used mainly in industrial flooring, safety, and security applications for power, paper, chemical, refining and processing applications. The Company also produces varied products for bridge decking uses, as well as a range of fiberglass grating products.

The Company's slag abrasives and roofing granules are produced from utility coal slag and processed at 15 locations in 12 states. Slag abrasives are used for industrial surface preparation, such as rust removal and cleaning of bridges, ship hulls, and various structures. Roofing granules, including color granules, are sold to residential roofing shingle manufacturers.

For 1996, percentages of consolidated net sales of certain product classes were as follows: scaffolding, shoring and concrete forming equipment, 8%; railway maintenance of way services and equipment, 7%; grating and decking, 7%; and roofing granules and slag abrasives, 4%.

Process Industry Products

Major product classes in this Group are gas control and containment equipment, pipe fittings and process equipment.

Gas containment products include cryogenic equipment, such as bulk storage tanks, refrigerators, dewars and freezers, and liquid cylinders; high pressure cylinders; propane tanks; and composite pressure vessels such as self-contained breathing apparatus and natural gas fuel tanks. Gas control products include brass valves and regulators serving a variety of markets including the recreational diving market and the barbecue grill industry.

The enhanced CO2 LIQUIDATOR(R), which stores carbon dioxide in liquid form and dispenses it as gas to provide carbonation for soft drinks, has gained momentum in the fast-food restaurant industry, as well as convenience stores. In 1996 the Company signed a contract with Amoco Food Shops of Chicago to install LIQUIDATOR(R) bulk CO2 equipment in 265 of the chains Split Second convenience stores.

Under the valves and regulators product line, an innovative propane cylinder valve for 20-pound cylinders on gas grills continues to gain in the market place. This propane valve is the barbecue grill standard for the entire industry, because of its improved safety and convenience. A new scuba regulator, the Minimus(R), is 35% smaller than standard units and has also gained market acceptance.

During the second quarter of 1996, the Company acquired the assets of the Coyne Cylinder business. Coyne manufactures acetylene, small and intermediate high pressure and specialty cylinders, and had revenues of $45 million in 1995. Additional plant capacity for cryogenic products will be built in Malaysia to support the Far Eastern markets.

The Company's diverse product class of process equipment includes heat and mass transfer equipment; air-cooled heat exchangers; fractionation trays; process equipment, blenders, dryers and mixers; industrial and institutional boilers and hot water heaters; and wear-resistant steels used in the heavy-duty industrial requirements of mining, steelmaking, and paper production, as well as the ballistic armor protection of military and commercial vehicles.

The Company is a major supplier of pipe fittings and related products for the plumbing, hardware and energy industries and produces a variety of product lines, including forged and stainless steel fittings, conduit fittings, standard pressure fittings, swage nipples and couplings.

For 1996, percentages of consolidated net sales of certain product classes were as follows: gas control and containment, 19%; process equipment, 9%; and pipe fittings, 7%.

Unconsolidated Entities

The Company holds a 40% interest in United Defense, L.P., a joint venture partnership formed with FMC Corporation in January 1994. United Defense is one of the world's leading developers of ground combat vehicles and other select defense systems for the U.S. and allied governments. United Defense's sales increased 6% during 1996 to $1,029 million. The Company's other equity investments provide metal reclamation and mill services as described earlier.

Responding to the declines in spending on defense equipment and research and development, United Defense has been consolidated and downsized to strengthen its competitive position and penetrate new, profitable markets through re-manufacturing, upgrades, privatization and technology.

New U.S. Army production contracts during the year included a $116 million contract to remanufacture and upgrade 207 Bradleys from their as-built A0 configuration to the current A2 configuration; a $24 million contract to add Operation Desert Storm improvements to production Bradleys; a $48 million contract for 24 additional M88A2 HERCULES recovery vehicles; and a $39 million contract to build 48 Field Artillery Ammunition Support Vehicles for the U.S. Army National Guard.

International orders included a $27 million contract to produce an additional 24 internationally-configured howitzers for a U.S. ally and an $18.5 million contract to support the upgrade of some 750 Canadian M113 armored personnel carriers. Other major international activities include a Turkish joint-venture company for infantry fighting vehicles, a Korean co-production program for a variety of vehicles, and logistics support for the Saudi Arabian Land Forces.

United Defense's leadership on a number of high-priority Army development programs continued to advance, including the all-new Crusader Advanced Field Artillery System, the Grizzly mineclearing and counterobstacle vehicle, the Composite Armored Vehicle, and the Bradley Command and Control Vehicle (C2V). Each of these programs successfully reached major development milestones in 1996 that enable them to now move forward to their next level of program maturation. In addition, the first of the new digitized Bradley A3 prototypes was delivered, along with several other Bradley-based derivatives, including the first of ten Bradley FIST (Fire Support
Team) prototype vehicles and an Armored Treatment Vehicle prototype. All are now being evaluated by the U.S. Army.

  (1) (i) The products and services of Harsco can be divided into a number of classes. The product classes that contributed 10% or more as a percentage of consolidated net sales in any of the last three fiscal years are as set forth in the following table.

                                            1996        1995        1994
                                            ----        ----        ----
      Metal Reclamation and Mill Services     39%         40%         38%
      Gas Control and Containment Equipment   19%         18%         17%

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

  (1) (v) Harsco furnishes building products and materials and a wide variety of specialized equipment for commercial, industrial, public works and residential construction which are seasonal in nature. In 1996, construction related operations accounted for 12% of total sales.

  (1) (vi) The practices of the Company relating to working capital items are not unusual compared with those practices of other manufacturers servicing mainly industrial and commercial markets.

  (1) (vii) No material part of the business of the Company is dependent upon a single customer or a few customers, the loss of any one of which would have a material adverse effect upon the Company.

  (1) (viii) Backlog of orders stood at $211,734,000 and $157,129,000 as of December 31, 1996 and 1995, respectively. It is expected that approximately 25% of the total backlog at December 31, 1996, will not be filled within 1997. There is no significant seasonal aspect to the Company's backlog. Backlog for scaffolding, shoring and forming equipment, and for roofing granules and slag abrasives are not included in the total backlog, because they are generally not quantifiable. Contracts for the Metal Reclamation and Mill Services Group are also excluded from the total backlog. Additionally, contracts for the Company's 40% equity interest in United Defense, L.P. are excluded from total backlog.

  (1) (ix) Under the terms and regulations applicable to government contracts, the Government has the right to terminate its contracts with United Defense L.P. in accordance with procedures specified in the regulations and, under certain circumstances, has the right to renegotiate profits. The United Defense partnership pretax income amounted to 25%, 34% and 42% of total Harsco pretax income in 1996, 1995 and 1994, respectively.

  (1) (x) The various fields in which Harsco operates are highly competitive and the Company encounters active competition in all of its activities from both larger and smaller companies who produce the same or similar products or services or who produce different products appropriate for the same uses.

  (1) (xi) The expense for internal product improvement and product development activities was $5,108,000, $4,876,000, and $5,463,000 in 1996, 1995, and 1994,
respectively.

  (1) (xii) The Company has become subject, as have others, to increasingly stringent air and water quality control legislation. In general, the Company has not experienced substantial difficulty in complying with these environmental regulations in the past and does not anticipate making any major capital expenditures for environmental control facilities. While the Company expects that environmental regulations may expand, and its expenditures for air and water quality control will continue, it cannot predict the effect on its business of such expanded regulations. For additional information regarding environmental matters see Note 1 and Note 10 to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data".

  (1) (xiii) As of December 31, 1996, the Company had approximately 14,200 employees.

(d)  Financial Information about Foreign and
     Domestic Operations and Export Sales:

Financial information concerning foreign and domestic operations and export sales is included in Note 17 to the Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data".


Item 2.  Properties:

Information as to the principal plants owned and operated by the Company is summarized in the following table:

                                  Floor Space
Location                           (Sq. Ft.)          Principal Products
--------                           ---------          ------------------

Infrastructure and Construction:

Fairmont, Minnesota                  312,000          Railroad Equipment
West Columbia, South Carolina        224,000          Railroad Equipment
Nottingham, England                   30,000          Railroad Equipment

Nashville, Tennessee                 212,000          Grating
Nashville, Tennessee                  83,000          Grating
Charlotte, North Carolina             23,000          Grating
Madera, California                    42,000          Grating
Leeds, Alabama                        45,000          Grating
Cheswick, Pennsylvania                54,000          Grating
Channelview, Texas                    82,000          Grating

Queretaro, Mexico                     63,000          Grating

Marion, Ohio                         135,000          Construction Equipment

Moundsville, West Virginia            12,000          Roofing Granules/Abrasives
Drakesboro, Kentucky                  19,000          Roofing Granules
Gary, Indiana                         15,000          Roofing Granules/Abrasives

                                  Floor Space
Location                           (Sq. Ft.)          Principal Products
--------                           ---------          ------------------

Process Industry Products:

West Jefferson, Ohio                 144,000          Pipe Fittings
Crowley, Louisiana                   172,000          Pipe Fittings
Houston, Texas                        26,000          Pipe Fittings
Chicago, Illinois                     35,000          Pipe Fittings
Hamden, Connecticut                   47,000          Pipe Fittings

Vanastra, Ontario, Canada             55,000          Pipe Fittings

East Stroudsburg, Pennsylvania       172,000          Process Equipment
Port of Catoosa, Oklahoma            131,000          Heat Exchangers
Tulsa, Oklahoma                       41,000          Fractionation Trays
Tulsa, Oklahoma                       13,000          Fractionation Trays
Sapulpa, Oklahoma                     74,000          Heat Exchangers
Sapulpa, Oklahoma                     52,000          Heat Exchangers
Tulsa, Oklahoma                       80,000          Heat Exchangers
Birmingham, Alabama                  133,000          Wear Products
Bilston, England                      37,000          Fractionation Trays

Lockport, New York                   104,000          Valve Manufacturing
Niagara Falls, New York               66,000          Valve Manufacturing

Jessup, Georgia                       43,000          Propane Tanks
Jessup, Georgia                       62,000          Propane Tanks
Bloomfield, Iowa                      40,000          Propane Tanks
West Jordan, Utah                     26,000          Propane Tanks
Pomona, California                    75,000          Composite Pressure Vessels
Harrisburg, Pennsylvania             317,000          Cylinders
Huntsville, Alabama                  270,000          Acetylene Tanks
Theodore, Alabama                    275,000          Cryogenic Storage Vessels

Husum, Germany                        60,000          Cryogenic Storage Vessels
Shah Alam, Malaysia                   20,000          Cryogenic Storage Vessels

The Company also operates the following plants which are leased:
                                                                    Expiration
                             Floor Space     Principal                Date of
Location                      (Sq. Ft.)      Products                  Lease
--------                     -----------     --------               ----------

Infrastructure and Construction:

Tulsa, Oklahoma                 10,000       Grating                  02/28/99

Brendale, Australia             40,000       Railroad Equipment       10/18/97

Process Industry Products:

Baltimore, Maryland             15,000       Pipe Fittings            04/30/97
Lansing, Ohio                   67,000       Pipe Fittings            01/31/98

Cleveland, Ohio                 50,000       Brass Castings           09/30/98


The Company operates from a number of other plants, branches, warehouses and offices in addition to the above. In particular, the Company has over 130 locations related to metal reclamation in twenty-nine countries, however since these facilities are on the property of the steel mill being serviced they are not listed. The Company considers all of its properties to be in satisfactory condition.


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

                                     PART II


Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters:

On November 19, 1996, the Board of Directors declared a two-for-one stock split on the Company's common stock. One additional share will be issued for each share of common stock held by shareholders of record as of the close of business on January 15, 1997. New shares will be distributed on February 14, 1997. Common stock and additional paid-in capital as of December 31, 1996 have been restated to reflect this split. Par value will remain unchanged at $1.25. The number of shares issued at December 31, 1996, after giving effect to the split, was 65,458,202 (32,729,101 shares issued before the split).

Harsco common stock is traded on the New York, Pacific, Boston, and Philadelphia Stock Exchanges under the symbol HSC. At the end of 1996, there were 49,602,352 shares outstanding on a post-split basis. In 1996, the stock traded in a range of 35 1/8 - 29 (on a post-split basis) and closed at $34 1/4 (on a post-split basis) at year-end. For additional information regarding Harsco common stock market price, dividends declared, and numbers of shareholders see Part II, Item 6, "Selected Financial Data".

Item 6.  Selected Financial Data

FIVE-YEAR STATISTICAL SUMMARY
(ALL DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

SUMMARY OF OPERATIONS                                            1996           1995         1994    1993(DELTA)           1992

   Net sales                                              $ 1,557,643    $ 1,495,466  $ 1,357,715    $ 1,422,308    $ 1,624,939

   Equity in income of unconsolidated entities                 50,083         57,031       64,120          2,415          3,626

   Gain on sale of investments and other revenues                 773          1,520       43,946         19,573          2,093

   Costs and expenses excluding facilities
   discontinuance and reorganization costs                  1,389,801      1,346,031    1,272,153      1,292,236      1,479,023

   Facilities discontinuance and reorganization costs           3,280         22,809       17,143          2,419            445

   Income before interest, income taxes, minority
   interest, and cumulative effect of accounting changes      215,418        185,177      176,485        149,641        151,190

   Interest expense                                            21,483         28,921       34,048         19,974         18,882

   Income before cumulative effect of
   accounting changes                                         119,009         97,377       86,553         80,816(a)      91,516(b)

   Net income                                                 119,009         97,377       86,553         87,618         84,322

   Return on net sales(1)                                         7.6%           6.5%         6.4%           5.7%(a)        5.6%(b)

   Return on average equity(2)                                   18.2%          15.9%        15.7%          17.3%          17.2%

   Return on average assets(3)                                   16.8%          14.6%        13.5%          13.4%(a)       15.2%(b)

FINANCIAL DATA

   Shareholders' equity                                       681,287        625,991      581,222        523,084        495,103

   Cash dividends declared                                     38,310         37,599       35,715         34,946         34,598

   Depreciation                                               100,137         95,033       90,179         69,558         57,064

   Capital expenditures                                       150,294        113,895       90,928         83,395         42,720

   Cash provided by operating activities                      217,202        258,815      161,395        232,220        108,134

   Cash provided (used) by investing activities              (153,225)       (97,331)     (73,150)      (397,666)       (24,518)

   Cash provided (used) by financing activities               (92,944)      (128,068)    (103,040)       173,555       (152,652)

   Working capital                                            214,519        145,254      254,338        182,756        316,918

   Current ratio                                                1.7:1          1.4:1        1.9:1          1.4:1          2.1:1

   Total assets                                             1,324,419      1,310,662    1,314,649      1,427,612        991,225

   Long-term debt                                             227,385        179,926      340,246        364,869        119,841

   Total debt                                                 253,567        288,673      365,984        428,378        131,068

   Percent of total debt to capital(4)                           27.1%          31.6%        38.6%          45.0%          20.9%

FIVE-YEAR STATISTICAL SUMMARY (Column con't from prior page)


(1)"Return on net sales" is calculated by dividing net income by net sales.

(2)"Return on average equity" is calculated by dividing net income by quarterly weighted average equity.

(3)"Return on average assets" is calculated by dividing income before interest expense, income taxes and minority interest by quarterly weighted average assets.

(4)"Percent of total debt to capital" is calculated by dividing the sum of debt (short-term borrowings and long-term debt including current maturities) by the sum of equity and debt.

FIVE-YEAR STATISTICAL SUMMARY (Column con't from prior page)


PER SHARE DATA(d)                                       1996            1995             1994             1993              1992
                                                        ----            ----             ----             ----              ----
   Income before cumulative effect of
    accounting changes .....................            2.39            1.93             1.72             1.61(a)           1.76(b)

   Shareholders' equity ....................           13.73           12.49            11.54            10.48              9.75

   Cash dividends declared .................            0.77            0.75             0.71             0.70              0.67

   Price/earnings ratio, high-low ..........           15-12           16-10            13-11            13-10              12-9

   Market price of common stock
   High - low, by quarter

    1st ....................................         34 - 29 22 1/2 - 19 3/4  23 1/4 - 20 3/8  22 1/2 - 18 1/2   19 3/4 - 13 7/8

    2nd.....................................     35 - 32 3/8 26 1/2 - 21 1/2  22 3/8 - 19 7/8  22 1/4 - 17 1/2       19 - 16 7/8

    3rd..................................... 35 1/2 - 29 1/4 29 3/4 - 26 1/4  21 5/8 - 19 1/4  22 3/8 - 18 3/4       18 7/8 - 14

    4th..................................... 35 1/8 - 29 3/4 30 1/4 - 26 3/8  22 1/8 - 19 1/4  21 3/4 - 19 5/8   19 3/8 - 14 1/8


   Dividends paid, by quarter

    1st ....................................           .1900           .1850            .1750            .1750             .1650

    2nd ....................................           .1900           .1850            .1750            .1750             .1650

    3rd ....................................           .1900           .1850            .1750            .1750             .1650

    4th ....................................           .1900           .1850            .1750            .1750             .1650


OTHER INFORMATION

   Average number of shares outstanding(d) .      49,883,062      50,492,712       50,229,748       50,073,786        51,933,510

   Number of employees .....................          14,200          13,200           13,000           14,200             9,600

   Backlog(e) ..............................      $  211,734      $  157,129       $  160,703       $ 146,751(c)      $ 190,914(c)

(DELTA)Includes MultiServ International, N.V. since date of acquisition, August 31, 1993.
(a) Excludes cumulative effect of change in method of accounting for income taxes, which increased net income by $6.8 million, ($.14 per share).
(b) Excludes cumulative effect of change in method of accounting for postretirement benefits other than pensions, which decreased net income by $7.2 million, ($.14 per share).
(c) Excludes $397.9 million contributed to United Defense, L.P. for comparative purposes with 1994 and $548.1 million for comparative purposes with 1993.
(d) Reflects two-for-one stock split to shareholders of record January 15, 1997.
(e) Excludes the estimated value of long-term metal reclamation and mill services contracts.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations:

FINANCIAL CONDITION

Net cash provided by operating activities was $217.2 million in 1996 compared to $258.8 million in 1995. 1995 included the receipt of $20.4 million from a claim settlement with the U.S. Government and the $49.0 million Federal Excise Tax reimbursement on the completed five-ton truck contract. During 1996 and 1995, distributions of $38.5 million and $38.4 million were received from unconsolidated entities, respectively.

Capital expenditures for 1996 were a record $150.3 million, compared with $113.9 million in 1995, reflecting the Company's program to achieve business growth and to improve productivity and quality. The increase in capital spending reflects principally higher capital expenditures for the Metal Reclamation and Mill Services Group which amounted to $109 million, up 49% from 1995. Capital expenditures during the past three years averaged $118.4 million. Proceeds from the sale of property, plant and equipment in 1996 provided $4.9 million in cash compared to $11.5 million in 1995. Cash used by investing activities included $19 million for the acquisition of substantially all of the net assets of the Coyne Cylinder business ("Coyne") and $2 million for the acquisition of certain assets of a railway maintenance of way company.

Cash used by financing activities included $37.9 million of cash dividends paid on common stock and $30.7 million in stock acquired for treasury. Total short-term and long-term debt decreased by $31.7 million. Cash and cash equivalents decreased $30.8 million to $45.9 million at December 31, 1996.

In November 1996, the Board of Directors declared a two-for-one stock split on the Company's common stock. One additional share will be issued for each share of common stock held by shareholders of record as of the close of business on January 15, 1997. In the Management's Discussion and Analysis, all references to the number of common shares and per share amounts have been adjusted to reflect post-split amounts.

The Company has maintained a policy of reacquiring its common stock in unsolicited open market or privately-negotiated transactions at prevailing market prices for several years. In January 1996, the Board of Directors authorized the purchase, over a one-year period, of up to 2,000,000 shares of the Company's common stock. The total number of shares purchased under this program for 1996 was 899,186 shares of common stock at an average cost of $31.53 per share. Financing activities included $30.7 million in cash used to repurchase the Company's common stock. In January 1997, the Board of Directors authorized the purchase, over a one-year period, of up to 2,000,000 shares of the Company's common stock.

Other matters which could affect cash flows in the future are discussed under
Note 10 to the Consolidated Financial Statements, "Commitments and
Contingencies."

The Company continues to maintain a strong financial position, with net working capital of $214.5 million, up from $145.3 million at December 31, 1995. The improvement is primarily due to the repayment of the $89.5 million of 8.75% 10-year notes that matured in May 1996, which was financed principally through the issuance of commercial paper. Such borrowings are classified as long-term debt due to the Company's intent and ability to refinance it on a long-term basis through existing long-term credit facilities. Current assets amounted to $508.5 million, and current liabilities were $294.0 million, resulting in a current ratio of 1.7 to 1, up from 1.4 to 1 at December 31, 1995. With total debt at $253.6 million and equity at $681.3 million at December 31, 1996, total debt as a percent of total capital was 27.1%, down from 31.6% at December 31, 1995.

The stock price range during the year was 35 1/8 - 29. The Company's book value per share at December 31, 1996, was $13.73, compared with $12.49 at December 31, 1995. The Company's return on average equity for 1996 was 18.2%, compared with 15.9% for the year 1995. The return on average assets for 1996 was 16.8%, compared with 14.6% for the year 1995. The return on capital for 1996 was 14.1%, compared with 12.2% for year 1995.

In July 1996, the Company amended and increased to $400 million, from $300 million, its October 1993 Five-Year Competitive Advance and Revolving Credit Facility with a syndicate of 18 banks led by Chase Manhattan Bank. The five-year facility, as amended, extends maturity to July 2001, provides for greater financial flexibility and reflects favorable syndicated credit pricing. This amended credit facility will serve as backup to the Company's $300 million commercial paper program, which was increased from $150 million. In addition, the Company in September 1996 initiated a Belgian commercial paper program. The 3 billion Belgian franc program is equivalent to approximately US $100 million. The Belgian program will be used to borrow a variety of Eurocurrencies in order to fund the Company's European operations more efficiently and in appropriate currencies. The Company limits the aggregate commercial paper and credit facility borrowings at any one time to a maximum of $400 million. The credit facility has been increased to provide financing for general corporate needs and future growth opportunities.

The Company's outstanding long-term notes are rated A by Standard & Poor's, A by Fitch Investors Service and A-3 by Moody's. The Company's commercial paper is rated A-1 by Standard & Poor's, F-1 by Fitch Investors Service and P-2 by Moody's. The Company also has on file, with the Securities and Exchange Commission, a Form S-3 shelf registration for the possible issuance of up to an additional $200 million of new debt securities, preferred stock or common stock.

As indicated by the above, the Company's financial position and debt capacity should enable it to meet its current and future requirements. As additional resources are needed, the Company should be able to obtain funds readily and at competitive costs.

RESULTS OF OPERATIONS

1996 Compared with 1995

Revenues for 1996 were $1.61 billion, 4% above 1995. The increase was due principally to higher sales for gas control and containment equipment and metal reclamation and mill services, which included the consolidation of a subsidiary in South Africa that had previously been reflected as an equity investment. The Company acquired a majority ownership of the subsidiary in the fourth quarter of 1995. More than offsetting the South Africa consolidation was the divesting of certain non-core European businesses in the Metal Reclamation and Mill Services Group during the fourth quarter of 1995 and April 1996. In addition, higher sales were recorded for railway maintenance of way equipment and services, scaffolding, shoring and forming equipment, roofing granules and slag abrasives, pipe fittings and to a lesser extent grating. Increased sales were also due in part to an acquisition made in 1996. These increases were partially offset by the effect of ceasing school bus operations in June 1995, as well as lower income from the Company's equity investment in United Defense, L.P. Sales also decreased, but to a lesser extent, due to the strengthening of the U.S. dollar, principally against certain European currencies.

Cost of sales increased primarily due to higher volume, but at a rate less than the increase in sales. Selling, general and administrative expenses increased, principally as a result of higher compensation costs and the inclusion of acquired companies.

Income before income taxes and minority interest was up 23% from last year. Higher earnings in 1996 reflect higher operating results for pipe fittings, gas control and containment equipment, roofing granules and abrasives, railway maintenance of way equipment and services, and metal reclamation and mill services. Increased income was also due in part to an acquisition made in 1996. As expected, lower earnings were recorded for the Company's share of income from its equity investment in United Defense, L.P., which included substantial dividend income from its investment in an international operation. Scaffolding, shoring and forming equipment also recorded lower earnings in 1996. On a comparative basis, unfavorably affecting 1995's results were losses arising from the school bus business, which ceased operations in June that year. The Company recorded in 1995 a pre-tax provision of $2.1 million for the valuation of the remaining school bus operation plant and equipment and $3 million in termination and other exit costs. 1995 also included a $13.5 million non-cash pre-tax charge ($0.16 after-tax earnings per share) arising from the settlement of a Federal Excise Tax reimbursement claim with the U.S. Government. Income benefited in 1995 from the effect of a pre-tax $6.6 million net foreign currency translation exchange gain arising from the decline in the U.S. dollar against certain European currencies, which more than offset a pre-tax $3.4 million foreign currency translation exchange loss due to the devaluation of the Mexican peso. Interest expense decreased as a result of the continued reduction of the Company's outstanding debt and average interest rate. The effective income tax rate for 1996 at 38% was lower than the 1995 rate of 39%.

Net income of $119 million was up 22% from 1995. This net income was the highest performance in the history of the Company.

Sales of the Metal Reclamation and Mill Services Group, at $607.7 million, were slightly above 1995. The rate of increase was unfavorably affected by the strengthening of the U.S. dollar, principally against certain European currencies. Sales for the Infrastructure and Construction Group, at $408.8 million, were above last year, which included $15.7 million for the school bus business that ceased operation in June 1995. Higher sales were recorded for all other product classes, particularly railway maintenance of way equipment and services and scaffolding in 1996. Sales for the Process Industry Products Group, at $541.1 million, were higher than last year and were led by gas control and containment equipment, which included an acquisition made in 1996. The Process Industry Products Group also included increased sales for pipe fittings, as well as wear products and process equipment.

Operating profit in 1996 of $85.2 million, excluding the effect of expense items relating to facilities discontinuance and reorganization costs for the Metal Reclamation and Mill Services Group, was ahead of 1995, which included $3.4 million of foreign currency translation exchange losses due to the devaluation of the Mexican peso. The increase also includes higher income in 1996 due to the consolidation of a subsidiary in South Africa, beginning October 1995. Operating profit in 1996 of $84.2 million, including the effect of facilities discontinuance and reorganization costs, for the Group was up 9% from 1995. The Infrastructure and Construction Group posted an operating profit of $42.8 million, excluding the effect of expense items relating to facilities discontinuance and reorganization costs. Operating profit increased from 1995, which included losses arising from the school bus operation. Additionally, improved results for roofing granules and slag abrasives, as well as railway maintenance of way equipment and services, contributed to the higher operating profit of the Group. After including the effect of facilities discontinuance and reorganization costs, operating profit of $41.8 million was more than two times the amount recorded in 1995, which included $17.6 million of pre-tax facilities discontinuance and reorganization costs due principally to a $13.5 million non-cash pre-tax charge arising from the settlement of a Federal Excise Tax reimbursement claim with the U.S. Government. Operating profit for the Process Industry Products Group, at $55.8 million, was up 21% from last year, and reflected higher earnings for all product classes, principally gas control and containment equipment which included an acquisition made in 1996, and pipe fittings.

In addition to the Group reporting noted above, the Company views itself as a diversified industrial services and manufacturing company. Total industrial service sales, which include Metal Reclamation and Mill Services Group and Infrastructure and Construction Group service businesses, principally scaffolding services and railway maintenance of way services, were $761.5 million in 1996 and $745.3 million in 1995, or approximately 49% and 50% of net sales in 1996 and 1995, respectively. The total manufacturing sales for 1996 were $796.1 million or approximately 51% of net sales, which includes sales from the Infrastructure and Construction Group and the Process Industry Products Group. The total manufacturing sales for 1995 were $750.2 million, approximately 50% of net sales.

The operating profit, excluding the effect of expense items relating to facilities discontinuance and reorganization costs, for industrial services for 1996 was $100.4 million compared with $96.5 million in 1995, or approximately 55% and 59%, respectively, of total Group operating profit. The operating profit, excluding the effect of expense items relating to facilities discontinuance and reorganization costs, from manufacturing for 1996 was $83.4 million compared with $65.8 million in 1995, which is approximately 45% and 41%, respectively, of total Group operating profit.

The operating profit, including the effect of expense items relating to facilities discontinuance and reorganization costs, for industrial services for 1996 was $99.1 million compared with $93.8 million in 1995, or approximately 55% and 66%, respectively, of total Group operating profit. The operating profit, including the effect of expense items relating to facilities discontinuance and reorganization costs, from manufacturing for 1996 was $82.3 million compared with $47.8 million in 1995, which is approximately 45% and 34%, respectively, of total Group operating profit.

1995 Compared with 1994

Revenues for 1995 were $1.55 billion, 6% above 1994. The increase was primarily due to higher sales for metal reclamation and mill services, gas control and containment equipment, scaffolding, shoring and forming equipment, grating, and to a lesser extent railroad equipment, as well as roofing granules and abrasives. Additionally, higher revenues included sales from an acquisition made in the first quarter of 1995. These increases were partially offset by the impact of ceasing the school bus business in June 1995 and divesting non-core businesses in Europe during the second half of 1995 and 1994, as well as the expected decrease in income from the Company's equity investment in United Defense, L.P. On a comparative basis, revenues for 1994 included $36.2 million due to the negotiated settlement of three claims with the U.S. Government and a $5.9 million pre-tax gain on the sale of the remaining holdings of an investment in a marketable equity security.

Cost of sales increased, principally due to higher volume. Selling, general and administrative expenses decreased as a result of exiting the school bus business, which more than offset higher compensation costs and professional fees associated with certain legal matters, as well as expenses associated with potential acquisitions.

Income before taxes and minority interest was up 10% from the comparable period last year due to improved performance for all three operating groups. The effective income tax rate for 1995 was 39%, versus 40% in 1994. The reduction in the income tax rate is primarily due to lower effective tax rates on international earnings.

Higher earnings in 1995 were due principally to improved results for metal reclamation and mill services, grating, gas control and containment equipment, scaffolding, shoring and forming equipment, and structural composites, as well as roofing granules and abrasives. Income benefited in 1995 from the impact of a pre-tax $5.8 million ($.07 earnings per share) net foreign currency translation exchange gain arising from the decline in the U.S. dollar against certain European currencies which more than offset a pre-tax $3.4 million ($.04 earnings per share) foreign currency translation exchange loss due to the devaluation of the Mexican peso. Lower earnings were recorded for the Company's share of income in its equity investment in United Defense, L.P., as well as pipe fittings. Continued operating losses during the planned shutdown of the school bus operation were lower than operating losses incurred in 1994. The Company ceased all school bus operations in June 1995. In September 1995, the Company recorded a non-cash, pre-tax charge of $13.5 million ($.16 earnings per share) arising from the settlement of the Federal Excise Tax reimbursement claim with the U.S. Government. As a result of the settlement, the Company received cash of $49 million which was offset against a $62.5 million receivable recorded during the performance of the contract. Additionally, the Company recorded a pre-tax provision of $2.1 million ($.03 earnings per share) for the valuation of the remaining school bus operation plant and equipment, and $3 million in termination and other exit costs. Also, in 1995 a pre-tax $2.8 million ($.03 earnings per share) provision for facilities discontinuance and reorganization costs was recorded for the Metal Reclamation and Mill Services Group. On a comparative basis, favorably affecting 1994's results were $36.2 million ($.43 earnings per share) of pre-tax income resulting from the negotiated settlement of three claims with the U.S. Government and a pre-tax $5.9 million ($.07 earnings per share) gain on the sale of the remaining holdings of an investment in a marketable equity security. These favorable items in 1994 were partially offset by $17.1 million ($.20 earnings per share) of expense for facilities discontinuance and reorganization costs related principally to the Infrastructure and Construction and Metal Reclamation and Mill Services Groups. Also, in December 1994, results were unfavorably affected by a $6 million ($.07 earnings per share) foreign currency translation loss relating to the Company's operations in Mexico as a result of the maxi devaluation of the peso. Interest expense decreased as a result of the continued reduction of the Company's outstanding debt.

Net income in 1995 of $97.4 million ($1.93 per share), a record, was up 13% from 1994. Results for 1995 included a non-cash, after-tax charge of $8.2 million ($.16 per share) from the settlement of a claim with the U.S. Army. Excluding this item, 1995 income was $105.6 million ($2.09 per share). Net income in 1994 of $86.6 million ($1.72 per share) included gains from settlements of claims with the U.S. Army and the sale of an equity security aggregating $.50 per share. Excluding these items, 1994 income was $61.4 million ($1.22 per share).

Sales of the Metal Reclamation and Mill Services Group, at $604.2 million, were well above 1994 due to improved business conditions, particularly in Europe, as well as North America. The favorable impact of the decline in the U.S. dollar against certain European currencies, particularly the French franc, Belgian franc and German mark, also contributed to increased revenues for the Group. Sales for the Infrastructure and Construction Group, at $399.7 million, were slightly ahead of last year. Scaffolding equipment, grating, railroad equipment and roofing granules and abrasives sales all increased from 1994. School bus sales were down significantly as a result of exiting the operation. Sales for the Process Industry Products Group, at $491.6 million, were ahead of 1994. The improvement included increased sales for most product classes, particularly gas control and containment, as well as sales from an acquisition made in process equipment during the first quarter of 1995.

Operating profit of $80 million for the Metal Reclamation and Mill Services Group, excluding the impact of expense items relating to facilities discontinuance and reorganization costs, was up 84% from 1994 principally due to improved operating performance, as well as business conditions, the favorable effects of cost reduction and reorganization efforts, and the favorable impact of the decline in the U.S. dollar against certain European currencies as previously discussed. On a comparative basis, in 1995, results were unfavorably affected by a $3.4 million Mexican peso foreign currency translation loss, whereas in December 1994, a $6 million foreign currency translation loss was recorded due to the maxi devaluation of the Mexican peso. After including the impact of facilities discontinuance and reorganization costs, operating profit of $77.2 million for the Group was more than twice the amount recorded in the prior year. The Infrastructure and Construction Group posted an operating profit of $36.3 million, excluding the impact of expense items relating to facilities discontinuance and reorganization costs, which significantly exceeded 1994. All continuing product classes posted improved results, except railway maintenance equipment which benefited in 1994 from two large international sales. On a comparative basis, operating losses during the planned shutdown of the school bus operation were lower than operating losses incurred in 1994. After including the impact of facilities discontinuance and reorganization costs (which included the $13.5 million pre-tax charge for the Federal Excise Tax settlement and the $2.1 million pre-tax charge for the school bus operation as previously discussed) operating profit of $18.7 million was recorded for the Group as compared to a $1 million loss in 1994. Operating profit for the Process Industry Products Group, at $46 million, was up 10% from 1994 due principally to improved results for gas control and containment equipment and structural composites which more than offset lower earnings for pipe fittings.

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

The Metal Reclamation and Mill Services Group operating profit, excluding the effect of expense items relating to facilities discontinuance and reorganization costs, was $80 million in 1995 compared with $43.5 million in 1994. The Infrastructure and Construction Group operating profit, excluding the effect of expense items relating to facilities discontinuance and reorganization costs, was $36.3 million in 1995 compared with $11.3 million in 1994. As stated above, this Group provides both industrial services and manufactured products. The operating profit of the service business within this Group was $16.5 million in 1995 compared with $11.7 million in 1994. The operating profit of the manufacturing business within this Group was $19.8 million in 1995 compared with a small loss in 1994. The combined operating profit, excluding the effect of expense items relating to facilities discontinuance and reorganization costs, for industrial services for 1995 was $96.5 million compared with $55.2 million in 1994, or approximately 59% and 57%, respectively, of total Group operating profit. The combined operating profit from manufacturing, excluding the effect of expense items relating to facilities discontinuance and reorganization costs, for 1995 was $65.8 million compared with $41.6 million in 1994. The combined operating profit from manufacturing for 1995 and 1994 includes $46 million and $42 million, respectively, from the Process Industry Products Group. The combined manufacturing operating profit for 1995 and 1994 was 41% and 43%, respectively, of total Group operating profit, excluding facilities discontinuance and reorganization costs.

1994 Compared with 1993

Revenues for 1994 were $1.47 billion, up slightly from 1993. The increase was due principally to higher sales for all three operating groups, which were well ahead of the prior year. Total revenues increased despite a substantial absence from sales of military vehicles in 1994.

Sales increased in 1994 for our three operating group, due to acquisitions in 1993, principally MultiServ International, N.V., as of August 31, 1993, and higher sales from gas control and containment equipment, scaffolding, shoring and forming equipment, metal reclamation and mill services, process equipment, railway maintenance equipment, and pipe fittings. Revenues in 1994 include Harsco's $61.9 million share of the income from its equity investment in United Defense, L.P., as well as $36.2 million of revenues resulting from the negotiated settlement of three claims with the U.S. Government relating to government furnished equipment on various contracts, the resolution of certain outstanding contractual matters regarding the military truck contract and a small claim concerning the M9 Armored Combat Earthmover.

Cost of sales was lower, principally reflecting the substantial absence of military vehicles. Internally funded research and development increased 6%, even with the absence of Defense which in past years was the principal source, due to the higher level of effort for railway maintenance equipment. Selling and administrative expenses increased as a result of the inclusion of acquired companies. Also contributing to the increase were higher sales commissions and compensation costs. On a comparative basis, administrative expenses in 1993 were reduced by the collection of $3.1 million of previously reserved bad debts related to divested operations.

Income before taxes, minority interest, and cumulative effect of accounting changes was up 8% from the comparable period last year, which included overall increased operating profits in 1994 for the three operating groups, reflecting growth for the Company's core businesses, as well as results of cost containment efforts which improved operating efficiencies. Income benefited significantly from $36.2 million of pre-tax income resulting from negotiated settlements with the U.S. Government concerning several completed contracts, which were partially offset by significantly higher interest expense, due to the debt incurred in conjunction with the acquisition and operations of MultiServ International, N.V. Also unfavorably affecting income was an $8 million pre-tax charge recorded for the impaired value of certain assets in conjunction with the Company's exit from the school bus business, a $4.7 million pre-tax provision recorded for the realizable value of the Company's investment in the five-ton truck business (including costs to complete certain contract close-out and related issues), and a $5.7 million pre-tax charge for the discontinuance and rationalization of administrative facilities at several international metal reclamation and mill services locations. Results in 1994 were unfavorably impacted by the school bus business, which incurred a loss of $16 million during the year from a lower than anticipated volume of production associated with the business, as compared to income recorded for military trucks last year, for which production was suspended in June 1993. Also, results were unfavorably affected by a $6 million foreign currency translation loss which was recorded for the Company's operations in Mexico, as a result of the maxi devaluation of the peso in December 1994, and profits from the sale of our remaining holdings of an investment in a marketable equity security were lower than the prior year principally due to fewer shares being sold in 1994. On a comparative basis, scaffolding, shoring and forming equipment recorded income in 1994 as compared with a loss in 1993. Additionally, higher earnings in 1994 were recorded for gas control and containment equipment, process equipment, roofing granules and abrasives, pipe fittings and railway maintenance equipment. Income from the Company's equity investment in United Defense, L. P., was slightly below amounts recorded in 1993 from military tracked vehicles. The effective income tax rate before minority interest for 1994 was 40% versus 41% in 1993.

Net income of $86.6 million ($1.72 per share) was slightly below 1993, which included an after-tax gain of $10.7 million ($.21 per share) on the partial sale of an investment in a marketable equity security and the favorable effect of an accounting change of $6.8 million ($.14 per share). Results for 1994 were favorably affected by higher earnings from operations for our three groups overall, as well as the net favorable effect of the after-tax negotiated settlements of $21.7 million ($.43 per share) of claims with the U.S. Government and an after-tax gain of $3.5 million ($.07 per share) on the sale of the remaining shares of an investment in a marketable equity security. Excluding these items, 1994 income was $61.4 million ($1.22 per share).

Sales of the Metal Reclamation and Mill Services Group, at $523.4 million, were significantly greater than 1993, due to the acquisition of MultiServ International, N.V. The acquisition of MultiServ International, N.V. resulted in total international sales increasing substantially over amounts recorded in 1993. International sales of $494.4 million in 1994 were slightly more than twice the amount recorded in 1993 and increased to 36% of consolidated sales compared with only 17% in 1993. Sales for the Infrastructure and Construction Group, at $391.5 million, and for the Process Industry Products Group, at $442.8 million, were well ahead of 1993 due principally to greater demand for most product classes. Sales of scaffolding, shoring and forming equipment were up 30% in the Infrastructure and Construction Group, and process equipment and gas control and containment equipment posted increases of 25% and 17%, respectively, in the Process Industry Products Group.

Operating profit, excluding the impact of the unusual expense items relating to the discontinuance and rationalization of administrative facilities at several international locations and the maxi devaluation of the Mexican peso, for the Metal Reclamation and Mill Services Group was $49.5 million, up 72% from 1993, principally due to the acquisition of MultiServ International, N.V. After including the impact of the unusual items of expense, operating profit was $37.8 million, up 31% from the comparable period. Performance was unfavorably affected in Mexico by the maxi devaluation of the peso and operating losses on a contract which was terminated in December of 1994, the ongoing rationalization of the European steel industry, as well as weak economic conditions experienced principally in the first six months of this year in certain countries in Europe, the adverse impact of foreign currency devaluations and hyperinflation in Brazil particularly during the first half of 1994, and the ongoing expensing of start-up costs for new contracts. During the latter half of 1994, performance improved due to the management reorganization completed in July and improving economic conditions in Brazil and certain European countries. The acquisition of MultiServ International, N.V. resulted in total international operating profit increasing substantially over the amount recorded in 1993. International operating profit in 1994 was up 81% from 1993 and increased to 28% of the total operating profit compared with only 8% in 1993. Although international profits increased substantially, profit margins came in slightly lower in 1994 than 1993 due principally to the maxi devaluation of the Mexican peso and a full year's amortization of cost in excess of net assets acquired in conjunction with the acquisition of MultiServ International, N.V. The Infrastructure and Construction Group with an operating profit of $11.3 million, excluding the impact of unusual expense items relating to the completed military truck contract and the school bus business, was 37% below 1993. Although most product classes posted significantly improved results, they were more than offset by the $16 million in operating losses from the school bus business. After including the impact of the unusual items of expense relating to military trucks and school buses, results for this Group reflect a $1.4 million operating loss. Operating profit for the Process Industry Products Group, at $42 million, was up 27% over the prior year and reflected improved performance for all product classes. Gas control and containment equipment and process equipment posted record results.

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

The Metal Reclamation and Mill Services Group operating profit, excluding the effect of expense items relating to facilities discontinuance and reorganization costs, was $43.5 million in 1994 compared with $28.8 million in 1993. The Infrastructure and Construction Group operating profit, excluding the effect of expense items relating to facilities discontinuance and reorganization costs, was $11.3 million in 1994 compared with $17.9 million in 1993. As stated above, this Group provides both industrial services and manufactured products. The operating profit of the service business within this Group was $11.7 million in 1994 compared with $2.9 million in 1993. The manufacturing business within this Group incurred a small loss in 1994 compared with $15 million in operating profit in 1993. The combined operating profit, excluding the effect of expense items relating to facilities discontinuance and reorganization costs, for industrial services for 1994 was $55.2 million compared with $31.7 million in 1993, or approximately 57% and 22%, respectively, of total Group operating profit. The combined operating profit from manufacturing, excluding the effect of expense items relating to facilities discontinuance and reorganization costs, for 1994 was $41.6 million compared with $115.2 million in 1993. The combined operating profit from manufacturing for 1994 and 1993 was 43% and 78%, respectively, of total Group operating profit, excluding facilities discontinuance and reorganization costs.

RESEARCH AND DEVELOPMENT

The Company spent $5.1 million on internal research and development programs in 1996. Internal funding for the Infrastructure and Construction Group amounted to $3.5 million, primarily for railway maintenance of way equipment and services. Expenditures for Process Industry Products and the Metal Reclamation and Mill Services Groups were $1 million and $0.6 million, respectively. Total internal research and development spending of $5.1 million increased 5% above the $4.9 million spent in 1995.


BACKLOG

The year-end backlog for the Process Industry Products Group was $117.1 million, an 18% increase over December 31, 1995. The Infrastructure and Construction Group backlog at December 31, 1996 was $94.6 million which increased 63% over December 31, 1995, due principally to increases in railway maintenance of way services and equipment. Backlog for scaffolding, shoring and forming equipment, and for roofing granules and slag abrasives are not included in the Infrastructure and Construction Group's total backlog, because they are generally not quantifiable. Contracts for the Metal Reclamation and Mill Services Group are also excluded from the total backlog. These contracts, having an estimated value of more than $2.6 billion at year-end, extending into the year 2007, increased approximately 13% over December 31, 1995.

OUTLOOK FOR 1997

The progress made in 1996, with upward trends in sales, income, and backlogs underpins our view that Harsco's core businesses will continue to grow in 1997.

We expect metal reclamation and mill services to expand further in 1997, with both new customers and broader product service offerings to existing customers. This revenue growth combined with ongoing cost saving and productivity initiatives, should again yield improved results. We expect to offer more scaffolding services to the construction and industrial maintenance markets, as we open five more branches in addition to the eight opened in 1996, and broaden the introduction of our new Sprint Scaffolding line. Further, we anticipate the expansion of services in the railway maintenance of way equipment market, led by a broadening of our "Tie Masters" program and R&D efforts. The refocusing of the Company, begun in 1994, shifting the emphasis to industrial services, in contrast to our past primary focus on manufacturing, will continue. We anticipate growth from our manufacturing businesses, led by the expansion of the product offerings of our gas containment and process equipment businesses internationally. Capital expenditures could exceed 1996's record $150 million level, as we further pursue internal growth opportunities.

Achievement of this sales and income growth plan should more than offset the anticipated decline of our defense industry partnership equity income in 1997.

Subject to major economic, political and foreign currency changes, we believe that our operations will achieve our goals for increased returns on capital, assets and equity. Cash flows from operating activities are expected to approximate 1996's. We expect to further improve our debt-to-capital ratio, excluding the impact of major acquisitions, and fulfill our other stated financial objectives, while investing appropriately for sustainable growth in our businesses.

SAFE HARBOR STATEMENT

The nature of the Company's operations and the many countries in which it operates subject it to changing economic, competitive, regulatory, and technological conditions, risks, and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary remarks regarding important factors which, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. These include statements about our management confidence and strategies for performance; expectations for new and existing products, technologies, and opportunities; and expectations for market segment and industry growth.

These factors include, but are not limited to: (1) changes in the world-wide business environment in which the Company operates, including import, licensing and trade restrictions, interest rates, and capital costs; (2) changes in governmental laws and regulations, including taxes; (3) market and competitive changes, including market demand and acceptance for new products, services, and technologies; and (4) effects of unstable governments and business conditions in emerging economies.

DIVIDEND ACTION

The Company paid four quarterly cash dividends of $.19 cents per share in 1996, for an annual rate of $.76. At the November meeting, the Board of Directors increased the dividend 5.3% to an annual rate of $.80 per share. In addition, the Board approved a two-for-one common stock split. One additional share will be issued for each share of common stock held by shareholders of record as of the close of business on January 15, 1997. New shares will be distributed on February 14, 1997. The Board normally reviews the dividend periodically during the year and annually at its November meeting. Retained earnings in the amount of $794.5 million are free of restrictions for payment of dividends.

Harsco is proud of its history of paying dividends. The Company has paid dividends each year since 1939. The February 1997 payment marked the 187th consecutive quarterly dividend paid at the same or at an increased rate. During the five-year period ended December 31, 1996, dividends paid were increased four times. In 1996, the dividend payout rate was 31.9%. Harsco is philosophically committed to maintaining or increasing the dividend at a sustainable level.


ENHANCING SHAREHOLDER VALUE

A guiding principle of the Company is to build a tradition of creating shareholder value. To that end, Harsco is striving to exceed a Return on Capital ("ROC") of 14% in 1997. Each Division's performance is also evaluated using the ROC measurement which is calculated by dividing net income excluding after-tax interest expense charges, by quarterly weighted average total debt and equity. In 1996, the Company's ROC was 14.1%. In addition to this key earnings-related measurement, incentive programs for both Division and Corporate management are based on sales growth, operating cash flow and earnings per share goals. Harsco raised two other Corporate goals in 1996 - to consistently achieve a Return on Equity ("ROE") of 17% - 18% and a Return on Assets ("ROA") of 15% - 16%. In 1996, the Company's ROE was 18.2% and ROA was 16.8%. Enhanced shareholder value will be obtained by developing and maintaining lead industry positions in the markets served through the delivery of products and services that provide the best value to the customer.

                                     PART IV

Item 8.       Financial Statements and Supplementary Data:

Index to Consolidated Financial Statements and Supplementary Data

                Consolidated Financial Statements of
                  Harsco Corporation:                                  Page

                  Report of Independent Accountants                     29

                  Consolidated Balance Sheets
                    December 31, 1996 and 1995                          30

                  Consolidated Statements of Income
                    for the years 1996, 1995 and 1994                   31

                  Consolidated Statements of Cash Flows
                     for the years 1996, 1995 and 1994                  32

                  Consolidated Statements of Shareholders'
                    Equity for the years 1996, 1995 and 1994            33

                  Notes to Consolidated Financial
                    Statements                                        34 - 72

                Supplementary Data:

                  Two-Year Summary of Quarterly Results (Unaudited)     73

REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders of Harsco Corporation:

We have audited the accompanying consolidated balance sheets of Harsco Corporation and Subsidiary Companies as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harsco Corporation and Subsidiary Companies as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




/s/Coopers & Lybrand L.L.P.
Philadelphia, Pennsylvania
January 30, 1997

HARSCO CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995

(In thousands, except share amounts)                                                1996             1995
------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents .............................................    $   45,862        $   76,669
     Accounts receivable, net ..............................................       268,230           272,858
     Inventories ...........................................................       126,018           123,285
     Other current assets ..................................................        68,436            60,954
------------------------------------------------------------------------------------------------------------
              TOTAL CURRENT ASSETS .........................................       508,546           533,766
------------------------------------------------------------------------------------------------------------
Property, plant and equipment, net .........................................       513,112           459,809
Cost in excess of net assets of businesses acquired, net ...................       195,387           205,801
Investments in debt securities .............................................         4,058            21,007
Investments in unconsolidated entities .....................................        57,719            45,604
Other assets ...............................................................        45,597            44,675
------------------------------------------------------------------------------------------------------------
                                                                                $1,324,419        $1,310,662
============================================================================================================
LIABILITIES
CURRENT LIABILITIES
     Short-term borrowings .................................................    $   16,856        $    5,704
     Current maturities of long-term debt ..................................         9,326           103,043
     Accounts payable ......................................................       111,912           112,736
     Accrued compensation ..................................................        44,501            41,304
     Income taxes ..........................................................         9,860            17,671
     Dividends payable .....................................................         9,920             9,520
     Other current liabilities .............................................        91,652            98,534
------------------------------------------------------------------------------------------------------------
              TOTAL CURRENT LIABILITIES ....................................       294,027           388,512
------------------------------------------------------------------------------------------------------------
Long-term debt .............................................................       227,385           179,926
Deferred income taxes ......................................................        34,182            36,061
Insurance liabilities ......................................................        38,876            37,298
Other liabilities ..........................................................        48,662            42,874
------------------------------------------------------------------------------------------------------------
                                                                                   643,132           684,671
------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, Series A junior participating cumulative preferred stock...            --                --
Common stock, par value $1.25, issued 65,458,202 and
     32,537,880 shares, respectively .......................................        81,823            40,672
Additional paid-in capital .................................................        69,151           101,183
Cumulative translation adjustments .........................................       (25,476)          (19,852)
Cumulative pension liability adjustments ...................................          (619)             (413)
Retained earnings ..........................................................       794,473           713,774
------------------------------------------------------------------------------------------------------------
                                                                                   919,352           835,364
Treasury stock, at cost (15,855,850 and 7,486,331 shares, respectively)..         (238,065)         (209,373)
------------------------------------------------------------------------------------------------------------
                                                                                   681,287           625,991
------------------------------------------------------------------------------------------------------------
                                                                                $1,324,419        $1,310,662
============================================================================================================

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS 1996, 1995 AND 1994

(In thousands, except per share)                                              1996              1995              1994
------------------------------------------------------------------------------------------------------------------------
REVENUES
     Net sales .......................................................    $1,557,643        $1,495,466        $1,357,715
     Equity in income of unconsolidated entities .....................        50,083            57,031            64,120
     Gain on sale of investments .....................................            --                --             5,966
     Other revenues ..................................................           773             1,520            37,980
------------------------------------------------------------------------------------------------------------------------
         TOTAL REVENUES ..............................................     1,608,499         1,554,017         1,465,781
------------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES
     Cost of sales ...................................................     1,176,982         1,147,467         1,060,695
     Selling, general and administrative expenses ....................       207,502           198,706           199,837
     Research and development expenses ...............................         5,108             4,876             5,463
     Facilities discontinuance and reorganization costs ..............         3,280            22,809            17,143
     Other ...........................................................           209            (5,018)            6,158
------------------------------------------------------------------------------------------------------------------------
         TOTAL COSTS AND EXPENSES ....................................     1,393,081         1,368,840         1,289,296
------------------------------------------------------------------------------------------------------------------------
         Income before interest, income taxes and minority interest          215,418           185,177           176,485

Interest income ......................................................         6,949             7,472             6,403
Interest expense .....................................................       (21,483)          (28,921)          (34,048)
------------------------------------------------------------------------------------------------------------------------
         Income before income taxes and minority interest ............       200,884           163,728           148,840

Provision for income taxes ...........................................        76,336            63,854            59,536
------------------------------------------------------------------------------------------------------------------------
         Income before minority interest .............................       124,548            99,874            89,304

Minority interest in net income ......................................         5,539             2,497             2,751
------------------------------------------------------------------------------------------------------------------------
         NET INCOME ..................................................    $  119,009        $   97,377        $   86,553
========================================================================================================================
NET INCOME PER COMMON SHARE ..........................................    $     2.39        $     1.93        $     1.72
========================================================================================================================
AVERAGE SHARES OF COMMON STOCK OUTSTANDING ...........................        49,883            50,493            50,230
========================================================================================================================

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS 1996, 1995 AND 1994

(In thousands)                                                                          1996             1995             1994
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ................................................................       $ 119,009        $  97,377        $  86,553
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation ..........................................................         100,137           95,033           90,179
       Amortization ..........................................................           9,262            9,830            9,410
       Gain on sale of investments ...........................................              --               --           (5,966)
       Equity in income of unconsolidated entities ...........................         (50,083)         (57,031)         (64,120)
       Dividends or distributions from unconsolidated entities ...............          38,474           38,400           71,845
       Deferred income taxes .................................................            (829)         (19,018)             273
       Write-off of federal excise tax receivable ............................              --           13,455               --
       Other, net ............................................................           5,429           (1,890)           7,902
       Changes in assets and liabilities, net of acquisitions and dispositions of businesses and formation of a partnership:
           Accounts receivable ...............................................            (138)          73,732          (34,263)
           Inventories .......................................................           3,100           (1,583)          (7,302)
           Accounts payable ..................................................           4,086            4,955           14,191
           Advances on long-term contracts ...................................             296           (1,623)          (9,636)
           Other assets and liabilities ......................................         (11,541)           7,178            2,329
--------------------------------------------------------------------------------------------------------------------------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES .............................         217,202          258,815          161,395
================================================================================================================================
CASH FLOWS FROM INVESTING ACTIVITIES
   Expenditures for property, plant and equipment ............................        (150,294)        (113,895)         (90,928)
   Purchase of businesses, net of cash acquired* .............................         (21,062)          (4,145)              --
   Proceeds from sale of businesses ..........................................           1,793            3,821            2,444
   Proceeds from sale of property, plant and equipment .......................           4,890           11,491            8,222
   Proceeds from sale of investment held available-for-sale ..................              --               --            7,617
   Investments held-to-maturity: Purchases ...................................         (14,300)          (3,067)         (15,750)
                                 Maturities ..................................          26,561            5,475           24,740
   Other investing activities ................................................            (813)           2,989           (9,495)
--------------------------------------------------------------------------------------------------------------------------------
       NET CASH (USED) BY INVESTING ACTIVITIES ...............................        (153,225)         (97,331)         (73,150)
================================================================================================================================
CASH FLOWS FROM FINANCING ACTIVITIES
   Short-term borrowings, net ................................................          10,911          (13,998)         (35,303)
   Current maturities and long-term debt: Additions ..........................         187,319           27,076          123,445
                                          Reductions .........................        (229,914)         (95,884)        (164,662)
   Cash dividends paid on common stock .......................................         (37,921)         (37,397)         (35,137)
   Common stock issued-options ...............................................           5,726            5,660            7,241
   Common stock acquired for treasury ........................................         (30,657)         (14,130)              --
   Other financing activities ................................................           1,592              605            1,376
--------------------------------------------------------------------------------------------------------------------------------
       NET CASH (USED) BY FINANCING ACTIVITIES ...............................         (92,944)        (128,068)        (103,040)
================================================================================================================================
EFFECT OF EXCHANGE RATE CHANGES ON CASH ......................................          (1,840)            (297)            (395)
--------------------------------------------------------------------------------------------------------------------------------
   Net increase (decrease) in cash and cash equivalents ......................         (30,807)          33,119          (15,190)
   Cash and cash equivalents at beginning of year ............................          76,669           43,550           58,740
--------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR .....................................       $  45,862        $  76,669        $  43,550
================================================================================================================================
*PURCHASE OF BUSINESSES, NET OF CASH ACQUIRED
   Working capital, other than cash ..........................................       $  (7,625)       $   5,139        $      --
   Property, plant and equipment .............................................         (12,315)          (8,263)              --
   Other noncurrent assets and liabilities, net ..............................          (1,122)          (1,021)              --
--------------------------------------------------------------------------------------------------------------------------------
       NET CASH USED TO ACQUIRE BUSINESSES ...................................       $ (21,062)       $  (4,145)       $      --
================================================================================================================================

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS 1996, 1995 AND 1994

                                                                                              CUMULATIVE ADJUSTMENTS
                                                           COMMON STOCK        ADDITIONAL     ----------------------
                                                      --------------------      PAID-IN                      PENSION    RETAINED
(In thousands, except share amounts)                   ISSUED     TREASURY      CAPITAL       TRANSLATION    LIABILITY  EARNINGS
---------------------------------------------------------------------------------------------------------------------------------
BALANCES, JANUARY 1, 1994.........................    $40,143    $(190,487)    $ 86,436       $(16,059)       $(107)    $ 603,158
=================================================================================================================================
Net income........................................                                                                         86,553
Cash dividends declared, $1.42 per share..........                                                                        (35,715)
Translation adjustments...........................                                                  39
Pension liability adjustments, net of $5
   deferred income taxes..........................                                                                8
Acquired during the year, 14,991 shares...........                    (677)
Stock options exercised, 229,054 shares...........        286                     7,627
Other, 386 shares.................................                      10            7
---------------------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1994.......................     40,429     (191,154)      94,070        (16,020)         (99)      653,996
=================================================================================================================================
Net income........................................                                                                         97,377
Cash dividends declared, $1.49 per share..........                                                                        (37,599)
Translation adjustments...........................                                              (3,832)
Pension liability adjustments, net of $200
   deferred income taxes..........................                                                             (314)
Acquired during the year, 325,861 shares..........                 (18,245)
Stock options exercised, 194,327 shares...........        243                     7,092
Other, 833 shares.................................                      26           21
---------------------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1995.......................     40,672     (209,373)     101,183        (19,852)        (413)      713,774
=================================================================================================================================
Net income........................................                                                                        119,009
Cash dividends declared, $1.54 per share..........                                                                        (38,310)
Translation adjustments...........................                                              (5,624)
Pension liability adjustments, net of $157
   deferred income taxes..........................                                                             (206)
Acquired during the year, 472,471 shares..........                 (29,875)
Stock options exercised, 191,221 shares...........        239                     8,038
Restricted stock issued, net, 30,183 shares.......                   1,159          824
Other, 694 shares.................................                      24           18
Two-for-one stock split at par value..............
   (additional shares issued 32,729,101
     including 7,927,925 treasury shares)*........     40,912                   (40,912)
---------------------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1996.......................    $81,823    $(238,065)    $ 69,151       $(25,476)       $(619)    $ 794,473
=================================================================================================================================

* See Note 2 to the consolidated financial statements.

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


CONSOLIDATION

The consolidated financial statements include the accounts of Harsco Corporation and its majority-owned subsidiaries ("Company"). Investments in United Defense, L.P., a 40% owned partnership and other unconsolidated entities are accounted for on the equity method. The income of unconsolidated entities is on a pre-tax basis for United Defense, L.P. as it is a partnership, and net of taxes for all other unconsolidated entities.

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

The Company also had an investment in a marketable equity security that was classified as available-for-sale at January 1, 1994. The realized gain was reflected in the Company's Consolidated Statements of Income in 1994.

INVENTORIES

Inventories are stated at the lower of cost or market. Inventories in the United States are accounted for using principally the last-in, first-out (LIFO) method. All other inventories are accounted for using the first-in, first-out (FIFO) method and average cost.

--------------------------------------------------------------------------------
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEPRECIATION AND AMORTIZATION

Property, plant and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using principally the straight-line method. When property is retired from service, generally the cost of the retirement is charged to the allowance for depreciation to the extent of the accumulated depreciation and the balance is charged to income.

Cost in excess of net assets of businesses acquired is amortized on a straight-line basis over periods not to exceed 30 years. The Company's policy is to record an impairment loss against the net unamortized cost in excess of net assets of businesses acquired in the period when it is determined that the carrying amount of the asset may not be recoverable. An evaluation is made at each balance sheet date (quarterly) and it is based on such factors as the occurrence of a significant event, a significant change in the environment in which the business operates or if the expected future net cash flows (undiscounted and without interest) would become less than the carrying amount of the asset. Accumulated amortization was $42.7 and $34.5 million at December 31, 1996 and 1995, respectively.

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). SFAS 121 requires that long-lived assets, including related goodwill, be reviewed for impairment and written down to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company evaluates long-lived assets for impairment by individual business unit. The cumulative effect resulting from the adoption of SFAS 121 in 1996 was immaterial.

INCOME TAXES

All U.S. federal and state income taxes and non-U.S. income taxes are provided currently on the undistributed earnings of international subsidiaries and unconsolidated affiliated entities, giving recognition to current tax rates and applicable foreign tax credits.

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

In October 1996, Statement of Position 96-1, "Environmental Remediation Liabilities" was issued. The statement is effective for years beginning after December 15, 1996. This statement provides guidance for recognizing, measuring and disclosing environmental remediation liabilities. The Company does not expect this statement to have a material effect on its financial position or results of operations.

--------------------------------------------------------------------------------
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


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

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company's subsidiaries outside the United States, except for those subsidiaries located in highly inflationary economies, are principally measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Resulting translation adjustments are recorded in the cumulative translation adjustment, a separate component of shareholders' equity. Income and expense items are translated at average monthly rates of exchange. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. For subsidiaries operating in highly inflationary economies, gains and losses on foreign currency transactions and balance sheet translation adjustments are included in net income.

Effective January 1997, the Company's operations in Mexico will be treated as a highly inflationary economy for the purpose of applying Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". This change is due to the three-year cumulative rate of inflation for Mexico at December 31, 1996 exceeding 100 percent. The functional currency for the Company's operations in Mexico will change from the peso to the U.S. dollar.

FINANCIAL INSTRUMENTS AND HEDGING

The Company has subsidiaries principally operating in North and South America, Europe and the Pacific region. These operations are exposed to fluctuations in related foreign currencies, in the normal course of business. The Company seeks to reduce exposure to foreign currency fluctuations, primarily the European currencies, through the use of forward exchange contracts. The Company does not hold or issue financial instruments for trading purposes, and it is the Company's policy to prohibit the use of derivatives for speculative purposes. The Company has a Foreign Currency Risk Management Committee that meets periodically to monitor foreign currency risks.

--------------------------------------------------------------------------------
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


The Company enters into forward foreign exchange contracts to hedge transactions on its non-U.S. subsidiaries, for firm commitments to purchase equipment and for export sales denominated in foreign currencies. These contracts generally are for 90 to 180 days or less. For those contracts that hedge an identifiable transaction, gains or losses are deferred and accounted for as part of the underlying transactions. The cash flows from forward exchange contracts accounted for as hedges of identifiable transactions are classified consistent with the cash flows from the transaction being hedged. The Company also enters into forward foreign exchange contracts for intercompany foreign currency commitments. These foreign exchange contracts do not qualify as hedges for financial reporting purposes, and any related gain or loss is included in income on a current basis.

OPTIONS FOR COMMON SHARES

The Company applies the intrinsic value based method prescribed in Accounting Principles Board Opinion No. 25 (APB 25) to account for options granted to employees and directors to purchase common shares. No compensation expense is recognized on the grant date since, at that date, the option price equals the market price of the underlying common shares. Effective January 1, 1996, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123). SFAS 123 requires that companies electing to continue using the intrinsic value method must make pro forma disclosures of net income and earnings per share as if the fair-value-based method of accounting had been applied.

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

--------------------------------------------------------------------------------
2. COMMON STOCK SPLIT


On November 19, 1996, the Board of Directors declared a two-for-one stock split on the Company's common stock. One additional share will be issued for each share of common stock held by shareholders of record as of the close of business on January 15, 1997. New shares will be distributed on February 14, 1997. Common stock and additional paid-in capital as of December 31, 1996 have been restated to reflect this split. Par value will remain unchanged at $1.25. The number of shares issued at December 31, 1996, after giving effect to the split, was 65,458,202 (32,729,101 shares issued before the split).

The effect of the stock split has been retroactively reflected as of December 31, 1996 in the consolidated balance sheet and statement of changes in shareholders' equity, but activity for 1996 and prior periods was not restated in those statements. All references to the number of common shares and per share amounts elsewhere in the consolidated financial statements and related footnotes have been restated as appropriate to reflect the effect of the split for all periods presented.

--------------------------------------------------------------------------------
3. ACQUISITIONS, DIVESTITURES AND FORMATION OF DEFENSE BUSINESS PARTNERSHIP


ACQUISITIONS AND DIVESTITURES OF BUSINESSES

On April 29, 1996, the Company acquired substantially all the assets of the Coyne Cylinder business ("Coyne") of Huntsville, Alabama, for $19 million in cash and the assumption of certain liabilities for a total consideration of approximately $22.2 million. Coyne had annual sales of approximately $45 million in 1995. It is the world's leading manufacturer of acetylene, small and intermediate high pressure and specialty cylinders, and also produces scuba tanks and cylinder caps.

On February 6, 1995, the Company acquired substantially all the assets of Fabsco, Inc. for $3.4 million in cash and the assumption of certain liabilities for a total consideration of approximately $14.8 million. Fabsco, a privately held manufacturer of heat exchanger products, had annual sales of approximately $22 million in 1994.

The acquisitions are accounted for under the purchase method of accounting and include the results of operations since the dates of acquisition. Proforma results are not presented for the periods prior to the acquisitions because the effect would not be material.

Effective April 1, 1996, the Company divested its non-core temporary labor units in Europe for approximately $2 million. The businesses had annual sales of approximately $22 million.

During 1996 and 1995, the Company also acquired and divested other smaller operations.

FORMATION OF DEFENSE BUSINESS PARTNERSHIP

On January 28, 1994, FMC Corporation ("FMC") and the Company announced completion of a series of agreements ("Agreements") to combine certain assets and liabilities of FMC's Defense Systems Group ("DSG") and the Company's BMY-Combat Systems Division ("BMY-CS"). The effective date of the combination was January 1, 1994. The combined company, United Defense, L.P., operates as a limited partnership ("Partnership"). FMC as the Managing General Partner has a 60 percent equity interest, and Harsco Defense Holding, Inc., a wholly owned subsidiary of the Company, as the Limited Partner has a 40 percent equity interest. The Company contributed to the Partnership net assets of $29.6 million, which included $5.2 million in cash. The net assets were contributed on the historical basis of accounting and no gain was recognized on the transaction.

--------------------------------------------------------------------------------
3. ACQUISITIONS, DIVESTITURES AND FORMATION OF DEFENSE BUSINESS PARTNERSHIP (CONTINUED)


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

--------------------------------------------------------------------------------
4. INVESTMENTS IN DEBT SECURITIES


The debt securities held-to-maturity at December 31, 1996 and 1995 consist of:

(In thousands)                                               1996
--------------------------------------------------------------------------------------

                                                          UNREALIZED
                                      AMORTIZED        ----------------         FAIR
                                        COST           GAINS     LOSSES        VALUE
--------------------------------------------------------------------------------------
Corporate debt securities               $23,468        $ 63        $14         $23,517
Government debt
    securities non-U.S.                   9,770          45          7           9,808
--------------------------------------------------------------------------------------
                                        $33,238        $108        $21         $33,325
======================================================================================

(In thousands)                                                 1995
---------------------------------------------------------------------------------------

                                                            UNREALIZED
                                       AMORTIZED        -----------------        FAIR
                                         COST           GAINS     LOSSES         VALUE
---------------------------------------------------------------------------------------
Corporate debt securities              $28,753          $219        $58         $28,914
Government debt
    securities non-U.S.                 17,250           161         39          17,372
---------------------------------------------------------------------------------------
                                       $46,003          $380        $97         $46,286
=======================================================================================

The amortized cost and fair market value of fixed income debt securities at December 31, 1996 and 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities, because the borrowers may have the right to call or prepay obligations.

(In thousands)                                             1996                     1995
-------------------------------------------------------------------------------------------------
                                                AMORTIZED        FAIR       AMORTIZED     FAIR
                                                  COST           VALUE        COST        VALUE
-------------------------------------------------------------------------------------------------
Held to maturity
    Due in one year or less                       $29,180       $29,224     $24,996       $24,954
    Due after one year through five years           4,058         4,101      21,007       $21,332
-------------------------------------------------------------------------------------------------
                                                  $33,238       $33,325     $46,003       $46,286
=================================================================================================

Investments held to maturity due in one year or less are included in Other current assets on the Consolidated Balance Sheets.

--------------------------------------------------------------------------------
5. INVENTORIES AND ACCOUNTS RECEIVABLE


Inventories consist of:

(In thousands)                                         1996              1995
-----------------------------------------------------------------------------
     Finished goods                                $ 24,743          $ 25,996
     Work in process                                 25,843            24,640
     Raw materials and purchased parts               57,581            54,151
     Stores and supplies                             17,851            18,498
-----------------------------------------------------------------------------
                                                   $126,018          $123,285
=============================================================================

Valued at lower of cost or market:
     LIFO basis                                    $ 90,445          $ 89,239
     FIFO basis                                      24,663            23,860
     Average cost basis                              10,910            10,186
-----------------------------------------------------------------------------
                                                   $126,018          $123,285
=============================================================================

Inventories valued on the LIFO basis at December 31, 1996 and 1995 were approximately $37.1 million and $37.9 million, respectively, less than the amounts of such inventories valued at current costs.

As a result of reducing certain inventory quantities valued on the LIFO basis, profits from liquidation of inventories were recorded, which increased net income (in millions) by $0.6, $0.5 and $0.3 in 1996, 1995 and 1994, respectively.

Accounts receivable are net of an allowance for doubtful accounts of $8.5 million and $8.3 million at December 31, 1996 and 1995, respectively.

--------------------------------------------------------------------------------
6. PROPERTY, PLANT AND EQUIPMENT


Property, plant and equipment consists of:

(In thousands)                                  1996               1995
--------------------------------------------------------------------------
Land and improvements                        $   26,479         $   25,351
Buildings and improvements                      129,930            121,651
Machinery and equipment                         981,384            896,139
Uncompleted construction                         49,659             37,126
--------------------------------------------------------------------------
                                              1,187,452          1,080,267
Less accumulated depreciation                   674,340            620,458
--------------------------------------------------------------------------
                                             $  513,112         $  459,809
==========================================================================

The estimated useful lives of different types of assets are:

----------------------------------------------------------------------------------
Land improvements                                                   10 years

Buildings and improvements                                          10 to 50 years

Certain plant, buildings and installations                          5 to 15 years
       (Principally Metal Reclamation and Mill Services Group)

Machinery and equipment                                             3 to 20 years
----------------------------------------------------------------------------------

--------------------------------------------------------------------------------
7. INVESTMENTS IN UNCONSOLIDATED ENTITIES


The Company has a 40% interest in United Defense, L. P. which principally manufactures ground combat vehicles for the U.S. and international governments. The Company's other investments are in the Metal Reclamation and Mill Services Group. The following table presents summarized financial information on a combined 100% basis of the companies accounted for by the equity method:

(In thousands)                     1996             1995             1994
-------------------------------------------------------------------------
Current assets .......       $  461,204       $  378,430       $  321,596

Noncurrent assets ....          194,358          202,701          187,896

Current liabilities ..          411,003          364,385          315,983

Noncurrent liabilities           57,247           52,801           56,485

Net sales ............        1,042,821        1,003,562        1,129,528

Costs and expenses ...          973,247          892,733          983,955

Net income ...........           99,958          110,250          134,441
-------------------------------------------------------------------------

The Company's share of income of all unconsolidated entities was (in millions) $50.1, $57.0 and $64.1 for 1996, 1995 and 1994, respectively.

--------------------------------------------------------------------------------
8. DEBT AND CREDIT AGREEMENTS


In July 1996, the Company amended and increased to $400 million, from $300 million, its October 1993 Five-Year Competitive Advance and Revolving Credit Facility ("credit facility") with a syndicate of 18 banks led by Chase Manhattan Bank. The five-year facility, as amended, extends maturity to July 2001, provides for greater financial flexibility and reflects favorable syndicated credit pricing. Borrowings under this agreement are available in U.S. dollars or Eurocurrencies and it serves as back-up to the Company's U. S. commercial paper program. Interest rates are either a negotiated rate, a rate based upon the U.S. federal funds interbank market, prime rate, or a rate based upon the London Interbank Offered Rate (LIBOR) plus a margin. The Company pays a facility fee based upon the full amount of the facility that varies based upon its credit ratings. The agreement currently provides for a facility fee of 0.08% per annum. At December 31, 1996 and 1995, there were no borrowings outstanding under these facilities.

The Company also has a commercial paper borrowing program under which it can issue up to $300 million, an increase from $150 million, of short-term notes in the U.S. commercial paper market. This commercial paper program is supported by the credit facility. In addition, the Company in September 1996 initiated a Belgian commercial paper program. The 3 billion Belgian franc program is equivalent to approximately US $100 million. The Belgian program will be used to borrow a variety of Eurocurrencies in order to fund the Company's European operations more efficiently and in appropriate currencies. The Company limits the aggregate commercial paper and credit facility borrowings at any one time to a maximum of $400 million. Interest rates are based upon market conditions, but are generally lower than comparable borrowings under the committed bank credit facility. At December 31, 1996, $36.6 million of commercial paper was outstanding. At December 31, 1995, the Company had no commercial paper outstanding. Commercial paper is classified as long-term debt at December 31, 1996, because the Company has the ability and intent to refinance it on a long-term basis through existing long-term credit facilities.

Short-term debt, including overdraft facilities, amounted to $16.9 million and $5.7 million at December 31, 1996 and 1995, respectively. The weighted average interest rate for short-term borrowings at December 31, 1996 and 1995 was 6.9% and 7.3%, respectively.

--------------------------------------------------------------------------------
8. DEBT AND CREDIT AGREEMENTS (CONTINUED)


Long-term debt consists of the following:

(In thousands)                                                         1996          1995
------------------------------------------------------------------------------------------
8.75% Notes due May 15, 1996.....................................    $     --     $ 89,500

6.0% Notes due September 15, 2003................................     150,000      150,000

Commercial Paper Borrowings
     with interest up to 3.6%....................................      36,614           --

Industrial Development Bonds, payable in varying
     amounts from 2001 to 2005 with interest up to 7.0%..........      11,400       11,400

Project financing and other, payable in varying
     amounts to 2001 with interest up to 17.2%...................      38,697       32,069
------------------------------------------------------------------------------------------
                                                                      236,711      282,969
Less current maturities..........................................       9,326      103,043
------------------------------------------------------------------------------------------
                                                                     $227,385     $179,926
==========================================================================================

The five-year facility and certain notes payable agreements contain covenants restricting, among other things, the amount of debt that can be issued as defined. At December 31, 1996, the Company was in compliance with these covenants.

The maturities of long-term debt for the four years following December 31, 1997, are:

(In thousands)
---------------------------------------------------------
         1998    $6,421                   2000    $ 1,142
         1999    $2,308                   2001    $62,345

Cash payments for interest on all debt were (in millions) $20.3, $28.8 and $33.5 in 1996, 1995 and 1994, respectively.

The Company has on file with the Securities and Exchange Commission, a Form S-3 shelf registration for the possible issuance of up to an additional $200 million of new debt securities, preferred stock or common stock.

--------------------------------------------------------------------------------
9. LEASES


The Company leases certain property and equipment under noncancelable operating leases. Rental expense under all operating leases was (in millions) $13.7, $12.2 and $10.9 in 1996, 1995 and 1994, respectively.

Future minimum lease payments under operating leases with noncancelable terms are:

                                                                                    After
(In thousands)                     1997     1998      1999     2000     2001         2001
-----------------------------------------------------------------------------------------
Minimum Lease Payments          $11,515   $8,085    $4,930   $4,080   $3,686      $14,584
-----------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
10.    COMMITMENTS AND CONTINGENCIES


FEDERAL EXCISE TAX AND OTHER MATTERS RELATED TO THE FIVE-TON TRUCK CONTRACT

In the third quarter of 1995, the Company, the United States Army, and the United States Department of Justice concluded a settlement of the Company's previously reported claims against the Army relating to Federal Excise Tax ("FET") arising under a completed 1986 contract for the sale of five-ton trucks to the Army. On September 27, 1995, the Army paid the Company $49 million in accordance with the settlement terms. The Company released the Army from any further liability for those claims, and the Department of Justice released the Company from a threatened action for damages and civil penalties based on an investigation conducted by the Department's Commercial Litigation Branch that had been pending for several years. During the performance of the five-ton truck contract, the Company recorded an account receivable of $62.5 million for its claims against the Army relating to Federal Excise Tax. As a result of accepting the $49 million in settlement, the Company recorded a non-recurring, pre-tax, non-cash charge of $13.5 million (after-tax charge of $8.2 million, $.16 per share), in the third quarter of 1995.

The settlement preserves the rights of the parties to assert claims and defenses under the Internal Revenue Code, and rights of the Army and the Company to claim certain amounts that may be owed by either party to reconcile possible underpayments or overpayments on the truck contract as part of the formal contract close-out process.

The settlement does not resolve the claim by the Internal Revenue Service that, contrary to the Company's position, certain cargo truck models sold by the Company should be considered to have gross vehicle weights in excess of the 33,000 pound threshold under the Federal Excise Tax law, are not entitled to an exemption from the Federal Excise Tax under any other theory, and therefore are taxable. On December 19, 1996, the District Director of the Internal Revenue Service issued a 30-day letter and examination report (the "Report") that proposed an increase in Federal Excise Tax of $33.7 million plus penalties of $6.9 million and applicable interest currently estimated by the Company to be $27.8 million, primarily on the grounds that those cargo truck models are subject to the Federal Excise Tax. This proposed increase in Federal Excise Tax takes into account offsetting credits of $9.2 million, based on a partial allowance of the Company's $23.4 million claim that certain truck components are exempt from the Federal Excise Tax. The Report disallowed in full the Company's additional claim that it is entitled to the entire $52 million of Federal Excise Tax (plus applicable interest currently estimated by the Company to be $25.8 million) the Company has paid on the five-ton trucks, on the grounds that such trucks qualify for the Federal Excise Tax exemption applicable to certain vehicles specially designed for the primary function of off-highway transportation. In the event that the Company ultimately receives from the Internal Revenue Service a refund of tax (including applicable interest) with respect to which the Company has already received reimbursement from the Army, the refund would be allocated between the Company and the Army. The Company plans to vigorously contest the findings of the District Director and is protesting these findings to the Internal Revenue Service Office of the Regional Director of Appeals. Although there is risk of an adverse outcome, the Company believes that the cargo trucks are not taxable. No recognition has been given in the accompanying financial statements for the Company's claim or the dispute with the Internal Revenue Service.

--------------------------------------------------------------------------------
10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The settlement agreement with the Army preserves the Company's right to seek reimbursement of after-imposed tax from the Army in the event that the cargo trucks are determined to be taxable, but the agreement limits the reimbursement to a maximum of $21 million. Additionally, in an earlier contract modification, the Army accepted responsibility for $3.6 million of the potential tax, bringing its total potential responsibility up to $24.6 million.

Under the settlement, the Army agreed that if the cargo trucks are determined to be taxable, the 1993 decision of the Armed Services Board of Contract Appeals (which ruled that the Company is entitled to a price adjustment to the contract for reimbursement of FET paid on vehicles that were to be delivered after October 1, 1988) will apply to the question of the Company's right to reimbursement from the Army for after-imposed taxes on the cargo trucks. In the Company's view, application of the 1993 decision will favorably resolve the principal issues regarding any such future claim by the Company. Therefore, the Company believes that even if the cargo trucks are ultimately held to be taxable, the Army would be obligated to reimburse the Company for a majority of the tax, (but not interest or penalty, if any), resulting in a net maximum liability for the Company of $9.1 million plus penalties of $6.9 million and applicable interest currently estimated by the Company to be $27.8 million. The Company believes it is unlikely that resolution of this matter will have a material adverse effect on the Company's financial position, however, it could have a material effect on quarterly or annual results of operations.

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

--------------------------------------------------------------------------------
10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

GOVERNMENT-FURNISHED EQUIPMENT OVERCHARGE CLAIM

The Company filed a claim in the Armed Services Board of Contract Appeals asserting that the United States Government has overcharged the Company in the sale of government-furnished equipment on various contracts, all of which have been completed. In December 1994, the Government and the Company agreed to a settlement of the Company's claim on those contracts and several other disputed contracts not included in the litigation. Under the terms of the settlement, the Government agreed to pay the Company approximately $20.4 million. This amount was included in Other revenues in the Consolidated Statements of Income. Each party released the other from all liability relating to the completed contracts, including the Government's previous claim from the Company of approximately $2.2 million. Payment was received in the first quarter of 1995.

OTHER LITIGATION

In 1992, the U.S. Government filed a counterclaim against the Company in a civil suit alleging violations of the False Claims Act and breach of a contract to supply M109A2 Self-Propelled Howitzers. The counterclaim was filed in the United States Claims Court in response to the Company's claim of approximately $5 million against the Government for costs incurred on this contract relating to the same issue. In October 1995, Government counsel informed the Company's counsel that at trial it would claim breach of contract damages of $4.8 million plus damages and civil penalties under the False Claims Act totaling $6.8 million. This is a reduction from the previously asserted Government claim of $7.3 million in damages, trebled plus False Claims Act penalties. The trial commenced in July 1996 and a decision is expected in 1997. The Company and its counsel believe it is unlikely that resolution of these claims will have a material adverse effect on the Company's financial position, however, it could have a material effect on quarterly or annual results of operations.

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

--------------------------------------------------------------------------------
10. COMMITMENTS AND CONTINGENCIES (CONTINUED)


In 1992, the United States Government through its Defense Contract Audit Agency commenced an audit of certain contracts for sale of tracked vehicles by the Company to foreign governments, which were financed by the United States Government through the Defense Security Assistance Agency. The Company cooperated with the audit and responded to a number of issues raised by the audit. In September 1994, the Company received a subpoena issued by the Department of Defense Inspector General seeking various documents relating to sale contracts between the Company and foreign governments which were funded by the Defense Security Assistance Agency. The Company is continuing to cooperate and is responding to the subpoena. Based on discussions with the agent in charge and the Government auditors, it appears that the investigation focuses on whether the Company made improper certifications to the Defense Security Assistance Agency and other government contract accounting matters. The Government has not asserted any claims at this time and it is too early to know whether a claim will be asserted or what the nature of any such claim would be, however, the Company's management and its counsel believe it is unlikely that this issue will have a material adverse effect on the Company's financial position.

In June 1994, the shareholder of the Ferrari Group, a Belgium holding company involved in steel mill services and other activities, filed a legal action in Belgium against Heckett MultiServ, S.A. and S.E.A.E., subsidiaries of MultiServ International N.V. (a subsidiary of the Company). The action alleges that these two subsidiaries breached contracts arising from letters of intent signed in 1992 and 1993 concerning the possible acquisition of the Ferrari Group, claiming that the subsidiaries were obligated to proceed with the acquisition and failed to do so. The action seeks damages of 504 million Belgian francs (approximately U.S. $16 million). The Company intends to vigorously defend against the action and believes that based on conditions contained in the letters of intent and other defenses it will prevail. The Company and its counsel believe that it is unlikely that these claims will have a material adverse effect on the Company's financial position or results of operations.

In August 1994, the Company filed a legal action in the United States District Court for the Southern District of New York against certain former shareholders of MultiServ International, N.V. seeking recovery of damages arising from misrepresentations which the Company claims were made to it in connection with its purchase of the MultiServ International, N.V. stock on August 31, 1993. The Complaint seeks damages in an amount to be determined. On April 4, 1995, the Court dismissed various elements of the Company's claims and allowed the Company to amend its complaint with respect to other elements. At the Company's request, the Court dismissed the remaining claims which then allowed the Company to file an appeal in the United States Court of Appeals for the Second Circuit. The Company settled its claims with certain defendants, and continued to pursue its appeal with respect to claims against the other defendants. In August 1996, the Court of Appeals affirmed the lower court decision dismissing the Company's complaint. The Company is considering various options for further pursuit of its claim if current efforts to settle the dispute fail.

--------------------------------------------------------------------------------
10. COMMITMENTS AND CONTINGENCIES (CONTINUED)


ENVIRONMENTAL

The Company is involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites. While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company. The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Consolidated Balance Sheets at December 31, 1996 and 1995, include an accrual of $3.9 million and $5.3 million, respectively, for environmental matters. The amounts charged to earnings on a pre-tax basis related to environmental matters totaled $1.2 million for each of the three years ended 1996, 1995, and 1994.

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

--------------------------------------------------------------------------------
11. EMPLOYEE BENEFIT PLANS

PENSION BENEFITS

The Company has pension and profit sharing retirement plans, most of which are noncontributory, covering substantially all its employees. The benefits for salaried employees generally are based on years of service and the employee's level of compensation during specified periods of employment. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. The multi-employer plans which the Company participates in provide benefits to certain unionized employees. The Company's funding policy for qualified plans is consistent with statutory regulations and customarily equals the amount deducted for income tax purposes. The Company's policy is to amortize prior service costs over the average future service period of active plan participants.

Pension expense consists of the following components:

(In thousands)                                  1996          1995         1994
-------------------------------------------------------------------------------
Defined benefit plans:
     Service cost.......................     $ 9,690      $  9,232     $ 10,604
     Interest cost......................      15,165        13,958       14,160
     Actual return on plan assets.......     (29,911)      (35,944)      (7,885)
     Net amortization and deferral......       5,724        14,921      (12,909)
-------------------------------------------------------------------------------
                                                 668         2,167        3,970
Multi-employer plans....................       3,789         3,610        3,285
Defined contribution plans..............       5,910         4,530        3,965
-------------------------------------------------------------------------------

     Pension expense....................     $10,367      $ 10,307     $ 11,220
===============================================================================

--------------------------------------------------------------------------------
11. EMPLOYEE BENEFIT PLANS (CONTINUED)


The financial status of the pension plans and amounts recognized in the Consolidated Balance Sheets at December 31, 1996 and 1995 are:

                                                            ASSETS EXCEED              ACCUMULATED BENEFITS
                                                        ACCUMULATED BENEFITS                EXCEED ASSETS
(In thousands)                                            1996            1995          1996             1995
-------------------------------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:

     Vested ...................................       $143,517        $139,766        $ 18,322        $15,359

     Non-vested ...............................          6,116           9,853           1,308            664
-------------------------------------------------------------------------------------------------------------
Accumulated benefit obligation ................        149,633         149,619          19,630         16,023

Effect of increase in
     compensation .............................         32,947          32,605           3,051          2,907
-------------------------------------------------------------------------------------------------------------
Projected benefit obligation ..................        182,580         182,224          22,681         18,930

Plan assets at fair value .....................        282,536         254,447           9,662         10,172
-------------------------------------------------------------------------------------------------------------
Plan assets in excess of (less than)
     projected benefit obligation .............         99,956          72,223         (13,019)        (8,758)

Unrecognized prior service cost ...............         11,183          10,534           2,590          2,186

Unrecognized net (gain) loss ..................        (59,490)        (33,581)          2,101          1,142

Unrecognized net asset ........................        (23,529)        (23,709)             70            117

Minimum liability adjustment ..................             --              --          (3,146)        (2,299)
-------------------------------------------------------------------------------------------------------------
Prepaid pension asset (liability) .............       $ 28,120        $ 25,467        $(11,404)       $(7,612)
=============================================================================================================

Plan assets include equity and fixed-income securities. At December 31, 1996 and 1995, 732,640 shares of the Company's common stock with a fair market value of $25.1 million and $21.3 million, respectively, are included in plan assets. Dividends paid on such stock amounted to $0.6 million and $0.5 million in 1996 and in 1995, respectively.

--------------------------------------------------------------------------------
11. EMPLOYEE BENEFIT PLANS (CONTINUED)


The actuarial assumptions used for the defined benefit pension plans, including international plans, are:

                                                          1996      1995     1994
---------------------------------------------------------------------------------
Weighted average assumed discount rates.............       7.8%      7.5%     7.9%

Weighted average expected long-term rates of
     return on plan assets..........................       9.3%      9.0%     8.6%

Rates of compensation increase......................       5.2%      4.8%     5.3%
---------------------------------------------------------------------------------

The change in the assumed discount rate had the effect of decreasing the projected benefit obligation by $9.7 million in 1996. In 1995, the changes in the assumed discount and compensation rates had the effect of increasing the projected benefit obligation by $4.6 million. In 1994, the increase in the assumed discount rate had the effect of decreasing the projected benefit obligation by $13.6 million.

--------------------------------------------------------------------------------
11. EMPLOYEE BENEFIT PLANS (CONTINUED)

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

The postretirement benefit expense (health care and life insurance) are (in millions) $0.2, $0.2, and $0.5 for 1996, 1995 and 1994, respectively. The components of these expenses are not shown separately as they are not material.

The 1996 and 1995 postretirement benefit liability recorded in the Consolidated Balance Sheets consists of:

(In thousands)                                         1996                                    1995
---------------------------------------------------------------------------------------------------------
                                   HEALTH       LIFE                         Health       Life
                                    CARE     INSURANCE      TOTAL            Care      Insurance    Total
---------------------------------------------------------------------------------------------------------
Current retirees                   $2,550      $2,584      $5,134           $2,947       $2,452    $5,399
Future retirees                       415         849       1,264              271          942     1,213
---------------------------------------------------------------------------------------------------------
Accumulated benefit
     obligation                     2,965       3,433       6,398            3,218        3,394     6,612

Unrecognized gain                     888       1,276       2,164            1,100        1,219     2,319
---------------------------------------------------------------------------------------------------------
Accumulated postretirement
     benefit liability             $3,853      $4,709      $8,562           $4,318       $4,613    $8,931
=========================================================================================================

--------------------------------------------------------------------------------
11. EMPLOYEE BENEFIT PLANS (CONTINUED)


The actuarial assumptions used for postretirement benefit plans are:

(Dollars In thousands)                                               1996        1995         1994
--------------------------------------------------------------------------------------------------
Assumed discount rate ........................................        7.5%        7.0%         7.5%
Health care cost trend rate ..................................        9.1%        9.5%        12.4%
Decreasing to ultimate rate ..................................        5.5%        5.5%         6.0%

Effect of one percent increase in health care cost trend rate:
         On cost components ..................................       $ 29        $ 32        $  25
         On accumulated benefit obligation ...................       $223        $241        $ 287
--------------------------------------------------------------------------------------------------

It is anticipated that the health care cost trend rate will decrease from 9.1% in 1997 to 5.5% in the year 2005.

SAVINGS PLAN

The Company has a savings plan designed to comply with the requirements of the Employee Retirement Income Security Act of 1974 ("ERISA") and Section 401(k) of the Internal Revenue Code. The plan covers substantially all U.S. employees with the exception of any such employees represented by a collective bargaining agreement, unless the agreement expressly provides otherwise. Employee contributions are generally determined as a percentage of covered employee's compensation. The expense for contributions to the plan by the Company were (in millions) $3.8, $3.6 and $2.8 for 1996, 1995 and 1994, respectively.

EXECUTIVE INCENTIVE COMPENSATION PLAN

At the Company's 1995 Annual Meeting, the Shareholders approved the 1995 Executive Incentive Compensation Plan which replaced the annual and long-term incentive plans and the 1986 stock option plan. The new Plan became effective January 1, 1995. Under the Plan, the Management Development and Compensation Committee awards 60% of the value of any earned performance to be paid to participants in the form of cash and 40% in the form of restricted shares of the Company's common stock. Awards are made in February of the following year. Effective in 1996, the Board of Directors approved a change to the terms and conditions of the annual incentive awards under the Plan. The amendment provides that upon the request of the participant, the Committee may make the incentive award payable all in cash, subject to a 25% reduction in the total amount of the award. The Company accrues amounts based on performance reflecting the value of cash and common stock which is anticipated to be earned for the current year. Compensation expense relating to these awards was $5.5 million and $5.2 million in 1996 and 1995, respectively. Compensation expense under the old plan was $3.7 million for 1994. A total of 4,000,000 shares of the Company's common stock are reserved and available for issuance to participants for annual incentive and stock option awards.

-------------------------------------------------------------------------------
12.    INCOME TAXES


Income before taxes and minority interest in the Consolidated Statements of Income consists of:

(In thousands)                                   1996         1995         1994
-------------------------------------------------------------------------------
Income before income taxes:
     United States.......................    $130,424    $ 105,296     $129,225
     International.......................      70,460       58,432       19,615
-------------------------------------------------------------------------------
                                             $200,884    $ 163,728     $148,840
===============================================================================

Provision for income taxes:
     Currently payable:
         Federal.........................    $ 40,014    $  46,837     $ 37,193
         State...........................       7,919        9,303        6,697
         International...................      25,581       25,368       12,271
-------------------------------------------------------------------------------
                                               73,514       81,508       56,161
     Deferred federal and state..........       2,321      (18,941)       3,503
     Deferred international..............         501        1,287         (128)
-------------------------------------------------------------------------------
                                             $ 76,336    $  63,854     $ 59,536
===============================================================================

Cash payments for income taxes were (in millions) $85.4, $75.5 and $49.2, for 1996, 1995 and 1994, respectively.

--------------------------------------------------------------------------------
12. INCOME TAXES (CONTINUED)


The following is a reconciliation of the normal expected statutory U.S. federal income tax rate to the effective rate as a percentage of Income before provision for income taxes and minority interest as reported in the Consolidated Statements of Income:

                                                             1996             1995              1994
----------------------------------------------------------------------------------------------------
U.S. federal income tax rate.......................          35.0%            35.0%             35.0%

State income taxes, net of federal
     income tax benefit............................           2.6              2.8               3.2

Export sales corporation benefit...................           (.5)             (.5)             (1.1)

International losses for which no tax benefit
     was recorded..................................            .7              1.9               2.4

Difference in effective tax rates on
     international earnings and remittances........          (1.8)            (1.3)             (1.4)

Nondeductible acquisition costs....................           1.4              1.7               2.0

Other, net.........................................            .6              (.6)              (.1)
----------------------------------------------------------------------------------------------------

Effective income tax rate..........................          38.0%            39.0%             40.0%
====================================================================================================

The tax effects of the primary temporary differences giving rise to the Company's deferred tax assets and liabilities for the years ended December 31, 1996 and 1995 are:

(In thousands)                                    1996                        1995
--------------------------------------------------------------------------------------------
Deferred income taxes                     ASSET         LIABILITY      Asset       Liability
--------------------------------------------------------------------------------------------
Depreciation .....................       $    --        $40,997       $    --        $37,625
Expense accruals .................        34,799             --        30,890             --
Inventories ......................         3,598             --         3,175             --
Provision for receivables ........         2,238             --         1,960             --
Postretirement benefits ..........         3,453             --         3,444             --
Deferred revenue .................            --          4,985            --          4,206
Unrelieved foreign tax losses ....        12,854             --        14,800             --
Pensions .........................            --          8,478            --          7,735
Investment in United Defense, L.P.           553             --            --            325
Other ............................            --             61            --          5,174
--------------------------------------------------------------------------------------------
                                          57,495         54,521        54,269         55,065
Valuation allowance ..............        (9,471)            --        (9,403)            --
--------------------------------------------------------------------------------------------
Total deferred income taxes ......        48,024         54,521       $44,866        $55,065
============================================================================================

At December 31, 1996 and 1995, Other current assets included deferred income tax benefits of $22.2 million and $18.4 million, respectively.

--------------------------------------------------------------------------------
12. INCOME TAXES (CONTINUED)


At December 31, 1996, certain of the Company's non-U.S. subsidiaries had total available net operating loss carryforwards ("NOLs") of approximately $31.4 million of which approximately $8.1 million will expire by 2000, $0.5 million will expire by 2001, $4.5 million will expire by 2004 and the balance may be carried forward indefinitely. Included in the total are $15.1 million of preacquisition NOLs.

During 1996 and 1995, $3.7 million and $8.5 million, respectively, of preacquisition NOLs were utilized by the Company, resulting in tax benefits of $1.4 million and $2.9 million, respectively.

The valuation allowance of $9.5 million and $9.4 million at December 31, 1996 and 1995, respectively relates principally to cumulative unrelieved foreign tax losses which are uncertain as to realizability. To the extent that the preacquisition NOLs, are utilized in the future and the associated valuation allowance reduced, the tax benefit will be allocated to reduce the cost in excess of net assets of businesses acquired.

The change in the valuation allowances for 1996, 1995 and 1994 results primarily from the utilization of foreign tax loss carryforwards and the release of valuation allowances in certain international jurisdictions based on the Company's reevaluation of the realizability of future benefits resulting from tax planning strategies. The release of valuation allowances in certain jurisdictions was allocated to reduce the cost in excess of net assets of businesses acquired by $4.7 million and $3.4 million in 1995 and 1994, respectively. There was no reduction in 1996.

--------------------------------------------------------------------------------
13. CAPITAL STOCK


The authorized capital stock consists of 70,000,000 shares of common stock and 4,000,000 shares of preferred stock, both having a par value of $1.25 per share. The preferred stock is issuable in series with terms as fixed by the Board of Directors. No preferred stock has been issued other than the preferred stock rights for a Series A Junior Participating Cumulative Preferred Stock distributed by the Company in September 1987 for each outstanding share of common stock. The rights may be exercised, under certain conditions, to purchase 1/100th share of a new Series A Junior Participating Cumulative Preferred Stock at a purchase price of $200. This new preferred stock has a par value of $1.25 per share and a liquidation price of $150 per share with 400,000 shares authorized and none issued. The rights are not exercisable or transferable apart from the common stock, until ten days after a public announcement that a person or group has acquired 20% or more, or intends to commence a tender offer for 25% or more of the Company's common stock. The rights, which expire on September 28, 1997, do not have voting power, and may be redeemed by the Company at a price of $.05 per right at any time until the 10th business day following public announcement that a person or group has accumulated 20% or more of the Company's outstanding shares. Prior to the stock split discussed in Note 2, one right was associated with each share of common stock. Upon the distribution of the shares related to the two-for-one stock split on February 14, 1997, these rights will be adjusted in accordance with the terms of the Rights Agreement such that each share of common stock now has one-half of a right associated with it.

In January 1997, the Board of Directors authorized the purchase, over a one-year period, of up to 2,000,000 shares of the Company's common stock on a post-split basis.

                                              COMMON STOCK SUMMARY
------------------------------------------------------------------------------
                                     SHARES         TREASURY         SHARES
BALANCES                             ISSUED          SHARES        OUTSTANDING
------------------------------------------------------------------------------
December 31, 1993.............    32,114,499       7,146,698        24,967,801

December 31, 1994.............    32,343,553       7,161,303        25,182,250

December 31, 1995.............    32,537,880       7,486,331        25,051,549

DECEMBER 31, 1996 * ..........    65,458,202      15,855,850        49,602,352
------------------------------------------------------------------------------

*  Includes the effect of a two-for-one stock split.

--------------------------------------------------------------------------------
14. STOCK-BASED COMPENSATION


Effective January 1, 1996, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in accordance with the provisions of SFAS 123, the Company's net income and net income per common share would have been reduced to the pro forma amounts indicated below:

In thousands, except per share                      1996          1995
----------------------------------------------------------------------
Net income - as reported                        $119,009       $97,377
Net income - pro forma                           117,622        96,108
Net income per common share - as reported           2.39          1.93
Net income per common share - pro forma             2.36          1.90
----------------------------------------------------------------------

The fair value of the options granted during 1996 and 1995 is estimated on the date of grant using the binomial option pricing model. The major assumptions used and the estimated fair value are listed as follows:


                                                             RISK                  RATE
                                              EXPECTED       FREE                   OF
                                 EXPECTED       STOCK      INTEREST              DIVIDEND      FAIR
                                   TERM      VOLATILITY      RATE     DIVIDEND   INCREASE      VALUE
----------------------------------------------------------------------------------------------------
        1996
Incentive Stock Options          4 years        16.0%       5.14%        $0.76        5%      $4.545
Nonqualified Stock Options       4 years        16.0%       6.30%        $0.76        5%      $6.340

        1995
Incentive Stock Options          4 years        16.0%       7.69%        $0.74        5%      $3.740
Nonqualified Stock Options       4 years        16.0%       7.07%        $0.74        5%      $4.005
----------------------------------------------------------------------------------------------------

The Company has granted stock options to officers and directors for the purchase of its common stock under two shareholder approved plans.

The shareholders approved, at the 1995 Annual Meeting, the 1995 Executive Incentive Compensation Plan and the 1995 Non-Employee Directors' Stock Plan. The 1995 Executive Incentive Compensation Plan authorizes the issuance of up to 4,000,000 shares of the Company's common stock for use in paying incentive compensation awards in the form of restricted stock and stock options. The 1995 Non-Employee Directors' Stock Plan authorizes the issuance of up to 300,000 shares of the Company's common stock for stock option awards. Options are granted at fair market value at date of grant and become exercisable commencing one year later. The options expire ten years from the date of grant. The award of shares and options under the 1995 Executive Incentive Compensation Plan commenced in 1996; while the awards of options under the 1995 Non-Employee

--------------------------------------------------------------------------------
14. STOCK-BASED COMPENSATION (CONTINUED)

Directors' Stock Plan commenced in May 1995. Upon approval of these two plans in 1995, the Company terminated the use of the 1986 stock option plan for granting of stock option awards. At December 31, 1996, there were 3,654,084 and 268,000 shares available for granting restricted stock and stock options under the 1995 Executive Incentive Compensation Plan and the 1995 Non-Employee Directors' Stock Plan, respectively.

Restricted stock awards entitle the participant to full dividend, paid in shares of restricted stock, and voting rights. Restricted stock awards generally vest over a three year period. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances.

At December 31, 1996, options to purchase 1,202,026 shares were exercisable. Changes during 1996 and 1995 in options outstanding were:

                                    SHARES UNDER           OPTION PRICE             WEIGHTED AVERAGE
                                       OPTION             RANGE PER SHARE             EXERCISE PRICE
----------------------------------------------------------------------------------------------------
Outstanding, January 1, 1995          1,347,280      $11.72     to      $21.625          $18.247

Granted                                 362,000       21.6875   to       23.8125          21.793
Exercised                              (388,654)      11.72     to       21.625           17.134
Terminated and expired                  (35,708)      13.78     to       21.6875          20.435
------------------------------------------------------------------------------------------------

Outstanding, December 31, 1995        1,284,918       11.72     to       23.8125          19.522

Granted                                 311,150       29.47     to       34.6875          29.705
Exercised                              (382,442)      12.44     to       29.47            18.954
Terminated and expired                  (11,600)               29.47                      29.470
------------------------------------------------------------------------------------------------

OUTSTANDING, DECEMBER 31, 1996        1,202,026      $11.72     TO      $34.6875         $22.243
================================================================================================

The following table summarizes information concerning currently outstanding and exercisable options.

                                          OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                         -----------------------------------------------------      -------------------------------
                                              REMAINING
     RANGE OF              NUMBER         CONTRACTUAL LIFE    WEIGHTED AVERAGE        NUMBER       WEIGHTED AVERAGE
EXERCISABLE PRICES       OUTSTANDING          IN YEARS         EXERCISE PRICE       EXERCISABLE     EXERCISE PRICE
-------------------------------------------------------------------------------------------------------------------
 $11.72 - $17.625            202,778              3.8              $14.210             202,778          $14.210
  20.69 -  34.6875           999,248              7.8               23.873             708,698           21.475
                            --------                                                   -------
                           1,202,026                                                   911,476
                           =========                                                   =======

--------------------------------------------------------------------------------
14. STOCK-BASED COMPENSATION (CONTINUED)


During 1996 and 1995, the Company had non-cash transactions related to stock option exercises of $1.5 million and $1.7 million, respectively, whereby old shares are exchanged for new shares.


The following table summarizes the restricted stock activity:

                                                                   1996
------------------------------------------------------------------------
Restricted shares awarded..................................       60,660

Restricted shares forfeited................................          294

Weighted average market value of stock on grant date.......     $32.6875
------------------------------------------------------------------------

During 1996 and 1995, the Company recorded $2.1 million and $2.0 million, respectively, in compensation expense related to restricted stock.

--------------------------------------------------------------------------------
15. FINANCIAL INSTRUMENTS


OFF-BALANCE SHEET RISK

As collateral for performance and to ceding insurers, the Company is contingently liable under standby letters of credit and bonds in the amount of $47.3 million and $49.2 million at December 31, 1996 and 1995, respectively. These standby letters of credit and bonds are generally in force from one to three years for which the Company pays fees to various banks and insurance companies that generally range from 0.2 to 1.0 percent per annum of their face value. If the Company were required to obtain replacement standby letters of credit and bonds as of December 31, 1996 for those currently outstanding, it is the Company's opinion that the replacement costs for such standby letters of credit and bonds would not vary significantly from the present fee structure.

At December 31, 1996 and 1995, the Company had $10.9 million and $7.8 million, respectively, of forward foreign currency exchange contracts outstanding. These contracts are part of a worldwide program to minimize foreign currency exchange operating income and balance sheet exposure. The unsecured contracts generally mature within 12 months and are principally with major financial institutions. The Company is exposed to credit loss in the event of non-performance by the other parties to the contracts. The Company evaluates the creditworthiness of the counterparties' financial condition and does not expect default by the counterparties.

FOREIGN EXCHANGE RISK MANAGEMENT

The Company has operations in 30 countries including the United States. It has translational and transactional foreign currency exposures at these operations. The Company's primary foreign currency exposures are in France, Belgium, United Kingdom, Brazil, South Africa and Mexico.

Forward foreign currency exchange contracts are generally used to hedge commitments, such as foreign currency debt, the purchase of equipment, and foreign currency cash flows for certain export sales transactions.

--------------------------------------------------------------------------------
15. FINANCIAL INSTRUMENTS (CONTINUED)


The following table summarizes by major currency the contractual amounts of the Company's forward exchange contracts in U.S. dollars as of December 31, 1996. The "Sell" amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies, and the "Buy" amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies.

-----------------------------------------------------------------------------------------------
                                 $ U.S.                            RECOGNIZED        UNREALIZED
(IN THOUSANDS)          TYPE   EQUIVALENT         MATURITY         GAIN (LOSS)       GAIN (LOSS)
-----------------------------------------------------------------------------------------------
FORWARD EXCHANGE
CONTRACTS:

BRITISH POUNDS           BUY     $  2,934     VARIOUS IN 1997           $172             $  --
FRENCH FRANCS            BUY        2,239         1-30-97                 (2)               --
GERMAN MARKS             BUY        1,186     VARIOUS TO 1998            125                --
ITALIAN LIRE            SELL          164         1-10-97                 --                (2)
SPANISH PESETAS          BUY        1,452     VARIOUS IN 1997             --                --
SOUTH AFRICAN RAND      SELL        2,904     VARIOUS IN 1997             --               191
----------------------------------------------------------------------------------------------
                                  $10,879                               $295              $189
==============================================================================================


At December 31, 1996, the Company had entered into forward exchange contracts in British pounds, French francs and German marks which were used to hedge certain future payments between the Company and its various subsidiaries. These forward contracts do not qualify as hedges for financial reporting purposes. At December 31, 1996, the Company had recorded net gains of $0.3 million on these contracts. The Company also had forward exchange contracts in Italian lire, Spanish pesetas and South African rand which were used to hedge equipment purchases. Since these contracts hedge identifiable foreign currency firm commitments the gain of $0.2 million was deferred. The counterparties of these agreements are major financial institutions, therefore, management believes the risk of incurring losses related to these contracts is remote.

The table below summarizes by major currency the contractual amounts of the Company's forward exchange contracts in U.S. dollars as of December 31, 1995.

------------------------------------------------------------------------------------------
                               $ U.S.                            RECOGNIZED     UNREALIZED
(IN THOUSANDS)       TYPE    EQUIVALENT         MATURITY        GAIN (LOSS)     GAIN (LOSS)
------------------------------------------------------------------------------------------
FORWARD EXCHANGE
CONTRACTS:

AUSTRALIAN DOLLARS   SELL      $3,916        VARIOUS IN 1996     $  --             $  12
GERMAN MARKS          BUY       2,606        VARIOUS TO 1998        --               468
ITALIAN LIRE          BUY       1,253        VARIOUS IN 1996        --               147
BRITISH POUNDS        BUY          71            1-15-96            --                (2)
----------------------------------------------------------------------------------------
                               $7,846                            $  --              $625
========================================================================================

--------------------------------------------------------------------------------
15. FINANCIAL INSTRUMENTS (CONTINUED)


At December 31, 1995, the Company had forward exchange contracts in Italian lire and German marks which were used to hedge product cost transactions and contracts in British pounds and Australian dollars to hedge certain sales and payments between the Company and its Australian subsidiaries, respectively. Since these contracts hedge identified foreign currency firm commitments, the net gain of $0.6 million was deferred. The counterparties of these agreements are major financial institutions; therefore, management believes the risk of incurring losses related to these contracts is remote.

CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, investments and accounts receivable. The Company places its cash and cash equivalents with high quality financial institutions and, by policy, limits the amount of credit exposure to any one institution. For investments, the Company purchases investment grade debt securities and limits the amount of credit exposure to any one government or commercial issuer. Concentrations of credit risk with respect to accounts receivable are limited, due to the large number of customers in the Company's customer base and their dispersion across many different industries and geographies. The Company generally does not require collateral or other security to support customer receivables.

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

--------------------------------------------------------------------------------
15. FINANCIAL INSTRUMENTS (CONTINUED)


FOREIGN CURRENCY EXCHANGE CONTRACTS
The fair value of foreign currency exchange contracts are estimated by obtaining quotes from brokers.

The carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 1996 and 1995 are:

(In thousands)                                            1996                             1995
-------------------------------------------------------------------------------------------------------
                                                 CARRYING         FAIR         Carrying          Fair
                                                  AMOUNT          VALUE         Amount           Value
-------------------------------------------------------------------------------------------------------
Cash and cash equivalents.................       $ 45,862       $ 45,862        $ 76,669       $ 76,669

Investments in debt securities............         33,238         33,325          46,003         46,286

Long-term debt............................        236,711        230,037         282,969        282,943

Foreign currency exchange contracts.......         10,879         11,520           7,846          7,349
-------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
16. FACILITIES DISCONTINUANCE AND REORGANIZATION COSTS


In 1996, the Company recorded a net charge of $3.3 million on the Consolidated Statements of Income. This was primarily due to exit costs for the ceased school bus business and discontinuance of certain facilities for Metal Reclamation and Mill Services and Infrastructure and Construction Groups.

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

In 1994, the Company recorded a net charge of $17.1 million on the Consolidated Statements of Income primarily for the asset impairment of the school bus business assets, costs associated with the military truck contract close-out and the discontinuance and rationalization of administrative facilities at several international metal reclamation and mill services locations. In November 1994, the Board of Directors authorized the Company to exit from the school bus business. In the fourth quarter of 1994, the Company recognized an asset impairment charge of $8 million for the write-down of the bus business assets to their estimated net realizable value. During the second and third quarters of 1994, the Company recognized a total charge of $5.7 million relating to the discontinuance and rationalization of administrative facilities in the Metal Reclamation and Mill Services Group. This charge was principally composed of termination and lease costs. The Company also recognized a $4.7 million charge in the third quarter for costs associated with closing out the military truck contract.

--------------------------------------------------------------------------------
17. INFORMATION BY INDUSTRY GROUP AND GEOGRAPHIC AREA


The Company is a diversified industrial services and manufacturing company. Its operations are classified among three Operating Groups: Metal Reclamation and Mill Services, Infrastructure and Construction, and Process Industry Products. The Company has over 175 major facilities in 30 countries, including the United States. The Company also holds a 40% ownership in United Defense, L.P., a $1.0 billion joint venture with FMC Corporation, which principally manufactures ground combat vehicles for the U.S. and international governments. The major products and services included in each Industry Group and other information follows:

METAL RECLAMATION AND MILL SERVICES. This Group provides metal reclamation and mill services primarily for the global steel industry in 29 countries. Steel mill services include slag processing, marketing and disposal; slab management systems; materials handling and scrap management programs; in-plant transportation; and a variety of environmental services. Similar services are also provided to non-ferrous metallurgical industries. Newer markets include such non-ferrous metal industries as aluminum, nickel and copper.

INFRASTRUCTURE AND CONSTRUCTION. Major products and services include railway maintenance of way equipment and services; bridge decking and industrial grating; scaffolding, shoring and concrete forming products along with their erection and dismantling; granules for asphalt roofing shingles; and slag abrasives for industrial surface preparation.

Products and services are provided to private and government-owned railroads worldwide; urban mass transit operators; public utilities; industrial plants; the oil, chemical, petrochemical and process industries; bridge repair companies; commercial and industrial construction firms; infrastructure repair and maintenance markets; and the residential roofing industry.

PROCESS INDUSTRY PRODUCTS. Major products are industrial pipe fittings; process equipment, including industrial blenders, dryers and mixers; heat transfer equipment; boilers; air-cooled heat exchangers; wear resistant steels; valves, regulators and gauges, including scuba and life support equipment; and gas containment cylinders and tanks, including cryogenic equipment.

Major customers include various industrial markets; hardware, plumbing and petrochemical sectors; chemical, food processing and pharmaceutical industries; institutional building and retrofit markets; natural gas and process industries; propane, compressed gas, life support, scuba and refrigerant gas industries; gas equipment companies, welding distributors; medical laboratories; beverage carbonation users; and the animal husbandry industry.

--------------------------------------------------------------------------------
17. INFORMATION BY INDUSTRY GROUP AND GEOGRAPHIC AREA (CONTINUED)

OTHER INFORMATION. The operations of the Company in any one country, except the United States, do not account for more than 10% of sales and no single customer or group under common control represented 10% or more of the Company's sales, during 1996, 1995 and 1994.

Identifiable assets are those assets used in each Operating Group. Corporate assets primarily include cash, investments, prepaid pension costs and U.S. deferred taxes. There are no significant intergroup sales.

INDUSTRY GROUP INFORMATION

INDUSTRY GROUP                                 NET SALES TO UNAFFILIATED CUSTOMERS               OPERATING PROFIT
----------------------------------------------------------------------------------------------------------------------
(In millions)                                      1996       1995       1994              1996       1995       1994
----------------------------------------------------------------------------------------------------------------------
Metal Reclamation and Mill Services(1)          $  607.7   $  604.2   $  523.4            $ 85.2     $ 80.0     $ 43.5

Infrastructure and Construction(2)                 408.8      399.7      391.5              42.8       36.3       11.3

Process Industry Products                          541.1      491.6      442.8              55.8       46.0       42.0
----------------------------------------------------------------------------------------------------------------------
                                                 1,557.6    1,495.5    1,357.7             183.8      162.3       96.8
Facilities discontinuance and
  reorganization costs(3)                                                                   (2.4)     (20.7)     (17.4)
----------------------------------------------------------------------------------------------------------------------
     Industry group totals                      $1,557.6   $1,495.5   $1,357.7             181.4      141.6       79.4
----------------------------------------------------------------------------------------------------------------------

Equity in income of unconsolidated entities                                                 50.1       57.0       64.1

Gain on sale of investments                                                                  -          -          6.0

Claim settlements                                                                            -          -         36.2

Interest expense                                                                           (21.5)     (28.9)     (34.0)

General corporate expenses (4)                                                              (9.1)      (6.0)      (2.9)
----------------------------------------------------------------------------------------------------------------------
     Income before taxes and minority
         interest                                                                         $200.9     $163.7     $148.8
======================================================================================================================


                              IDENTIFIABLE ASSETS     DEPRECIATION AND AMORTIZATION     CAPITAL EXPENDITURES
--------------------------------------------------------------------------------------------------------------
(In millions)             1996      1995      1994        1996    1995   1994             1996     1995   1994
--------------------------------------------------------------------------------------------------------------
Metal Reclamation
 and Mill Services    $  698.3  $  687.8  $  658.9      $ 76.6  $ 73.7  $70.5           $108.9   $ 73.0  $61.6

Infrastructure and
 Construction            230.5     228.7     278.7        21.0    20.4   19.2             28.3     27.2   18.1

Process Industry
 Products                229.3     211.9     186.4        10.6     9.5    8.7             12.4     13.4   10.9
--------------------------------------------------------------------------------------------------------------
                       1,158.1   1,128.4   1,124.0       108.2   103.6   98.4            149.6    113.6   90.6

Corporate                108.6     136.7     158.3         1.2     1.3    1.2               .7       .3     .3

Investments in
  unconsolidated
  entities                57.7      45.6      32.3
--------------------------------------------------------------------------------------------------------------
     Total            $1,324.4  $1,310.7  $1,314.6      $109.4  $104.9  $99.6           $150.3   $113.9  $90.9
==============================================================================================================

--------------------------------------------------------------------------------
17. INFORMATION BY INDUSTRY GROUP AND GEOGRAPHIC AREA (CONTINUED)


GEOGRAPHIC AREA INFORMATION

GEOGRAPHIC AREA                    NET SALES                    OPERATING PROFIT                IDENTIFIABLE ASSETS
-------------------------------------------------------------------------------------------------------------------------
(In millions)            1996         1995      1994       1996       1995       1994       1996       1995       1994
-------------------------------------------------------------------------------------------------------------------------
United States         $  974.0     $  916.9  $  863.3     $106.7     $ 81.7      $57.1   $  508.8    $  462.8    $  543.9

Europe                   332.4        365.8     308.9       24.4       27.3        4.9      415.4       438.9       392.9

All Other                251.2        212.8     185.5       50.3       32.6       17.4      233.9       226.7       187.2
-------------------------------------------------------------------------------------------------------------------------
     Total            $1,557.6     $1,495.5  $1,357.7     $181.4     $141.6      $79.4   $1,158.1    $1,128.4    $1,124.0
=========================================================================================================================


                               EXPORT SALES
-------------------------------------------------
(In millions)            1996      1995     1994
-------------------------------------------------
North America
  (Excluding USA)       $52.2     $49.9     $60.1

Asia                     21.1      21.6      22.3

All Others               24.5      19.2      12.7
-------------------------------------------------
     Total              $97.8     $90.7     $95.1
=================================================

(1) For the years ended December 31, 1996, 1995, and 1994, the Group realized foreign currency losses of (in millions) $1.1, $2.3, and $8.1, respectively. These currency losses include $3.4 million and $7 million in 1995 and 1994, respectively, related to the devaluation of the Mexican peso.

(2) Under the Infrastructure and Construction Group, the Company ceased all bus operations in June, 1995. For 1995, the school bus operation had $15.7 million in sales and an operating loss of $6.2 million.

(3) The year ended December 31, 1995 includes a non-cash charge of $13.5 million relating to the settlement of the Federal Excise Tax reimbursement on the completed five-ton truck contract, a $2.1 million provision for asset impairment relating to the remaining fixed assets of the school bus business, and $3 million in termination and other exit costs for the school bus business related to the Infrastructure and Construction Group. The year 1995 also includes $2.8 million relating to the discontinuance of certain international facilities related to the Metal Reclamation and Mill Services Group, and in 1996 this amounted to $1 million. The year ended December 31, 1994, includes $5.7 million for discontinuance and rationalization of administrative facilities and termination costs related to the Metal Reclamation and Mill Services Group, and, under the Infrastructure and Construction Group, a provision of $4.7 million relating to the net realizable value of the investment in the five-ton truck business and future anticipated costs associated with contract close-out and related issues and a provision for asset impairment of the school bus business of $8 million.

(4) General corporate expenses for the year 1995 include a $5.8 million foreign currency translation exchange gain. For the 1996 and 1994 comparable periods, foreign currency translation exchange losses were immaterial.

--------------------------------------------------------------------------------
TWO-YEAR SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

(In millions, except per share)

                                                        1996
-------------------------------------------------------------------------------
QUARTERLY                             FIRST     SECOND        THIRD      FOURTH
-------------------------------------------------------------------------------
NET SALES                           $366.7      $387.7      $395.8      $ 407.4
GROSS PROFIT(1)                       84.6        94.8        93.3         99.6
INCOME BEFORE INTEREST, INCOME
    TAXES AND MINORITY INTEREST       57.0        54.0        51.2         53.2
NET INCOME                            31.1        29.3        29.1         29.5
NET INCOME PER COMMON SHARE(2)        0.62        0.58        0.59         0.60
-------------------------------------------------------------------------------

                                                        1995
------------------------------------------------------------------------------
QUARTERLY                                FIRST     SECOND   THIRD(3)    FOURTH
------------------------------------------------------------------------------
Net Sales                              $356.9      $377.3   $374.1      $387.2
Gross Profit(1)                          77.5        83.6     71.9        87.3
Income before interest, income
    taxes and minority interest          49.5        46.1     36.6        53.0
Net Income                               25.5        24.5     18.4        29.0
Net Income per Common Share(2)           0.51        0.48     0.36        0.58
------------------------------------------------------------------------------

Notes:


(1) Gross Profit is defined as Net Sales less Cost of Sales, Facilities Discontinuance and Reorganization Costs and Research and Development Expenses.

(2) Reflects a two-for-one stock split to shareholders of record on January 15, 1997.

(3) The third quarter of 1995 includes $8.2 million after-tax charge ($.16 per share) for the settlement of the Federal Excise Tax reimbursement on the completed five-ton truck contract and a $1.3 million after-tax charge ($.03 per share) for asset impairment relating to the remaining fixed assets of the school bus business.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

         None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant:

(a) Identification of Directors:

Information regarding the identification of directors and positions held is incorporated by reference to the 1997 Proxy Statement.

(b) Identification of Executive Officers:

Set forth below, as of March 17, 1997, are the executive officers (this excludes certain corporate officers who are not deemed "executive officers" within the meaning of applicable Securities and Exchange Commission regulations) of the Company and certain information with respect to each of them. The executive officers were elected to their respective offices on April 30, 1996, or at various times during the year as noted. All terms expire on April 30, 1997. There are no family relationships between any of the officers.

Name                        Age       Principal Occupation or Employment
----                        ---       ----------------------------------
Corporate Officers:

D. C. Hathaway              52        Chairman, President and Chief Executive
                                      Officer effective April 1, 1995, was
                                      President and Chief Executive Officer from
                                      January 1, 1994 to April 1, 1994. Director
                                      since 1991. From May 1, 1991 to December
                                      31, 1993, served as President and Chief
                                      Operating Officer. From 1986 to 1991
                                      served as Senior Vice President-Operations
                                      of the Corporation. Served as Group Vice
                                      President from 1984 to 1986 and as
                                      President of the Dartmouth Division of the
                                      Corporation from 1979 until October 1984.

W. D. Etzweiler             61        Senior Vice President and Chief Operating
                                      Officer of the Corporation effective
                                      January 25, 1994. From 1992 to January 24,
                                      1994, served as Senior Vice President -
                                      Operations of the Corporation. Served as
                                      President of the Corporation's
                                      Patterson-Kelley Division from 1982 to
                                      1991, Vice President Sales and Marketing
                                      of the Patterson-Kelley Division from 1979
                                      to 1982, Vice President of Marketing for
                                      the Patterson-Kelley Division from 1971 to
                                      1979, and various manager positions with
                                      the Patterson-Kelley Division from 1966 to
                                      1971.

Name                        Age       Principal Occupation or Employment
----                        ---       ----------------------------------
L. A. Campanaro             48        Senior Vice President and Chief Financial
                                      Officer of the Corporation effective
                                      December 1, 1992 and served as Vice
                                      President and Controller from April 1,
                                      1992 to November 30, 1992. Served as Vice
                                      President of the BMY-Wheeled Vehicles
                                      Division from February 1, 1992 to March
                                      31, 1992, and previously served as Vice
                                      President and Controller of the
                                      BMY-Wheeled Vehicles Division from 1988 to
                                      1992, Vice President Cryogenics of the
                                      Plant City Steel Division from 1987 to
                                      1988, Senior Vice President Taylor-Wharton
                                      Division from 1985 to 1987, Vice President
                                      and Controller of Taylor-Wharton from 1982
                                      to 1985, and Director of Auditing of the
                                      Corporation from 1980 to 1982.

P. C. Coppock               46        Senior Vice President, Chief
                                      Administrative Officer, General Counsel
                                      and Secretary of the Corporation effective
                                      January 1, 1994. Served as Vice President,
                                      General Counsel and Secretary of the
                                      Corporation from May 1, 1991 to December
                                      31, 1993. From 1989 to 1991 served as
                                      Secretary and Corporate Counsel and as
                                      Assistant Secretary and Corporate Counsel
                                      from 1986 to 1989. Served in various
                                      Corporate Attorney positions for the
                                      Corporation since 1981.

S. D. Fazzolari             44        Vice President and Controller of the
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

(c) Beneficial Ownership Reporting Compliance

     Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" of the 1997 Proxy Statement.

Item 11.  Executive Compensation:

Information regarding compensation of executive officers and directors is incorporated by reference to the sections entitled "Executive Compensation and Other Information" and "Directors' Compensation" of the 1997 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management:

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the section entitled "Share Ownership of Management" of the 1997 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions:

Information regarding certain relationships and related transactions is incorporated by reference to the section entitled "Employment Agreements with Officers of the Company" of the 1997 Proxy Statement.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K:

(a) 1. The following financial statement schedule should be read in conjunction with the Consolidated Financial Statements (see Item 8, "Financial Statements and Supplementary Data"):

                                                                            Page

             Report of Independent Accountants on Schedule II
                                                                             78
             Schedule II - Valuation and Qualifying Accounts
               for the years 1996, 1995 and 1994
                                                                             79

           Schedules other than those listed above are omitted for the reason that they are either not applicable or not required or because the information required is contained in the financial statements or notes thereto.


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders of
Harsco Corporation


Our report on the consolidated financial statements of Harsco Corporation and Subsidiary Companies (the "Company"), is included on page 29 of this Form 10-K. In connection with our audits of such consolidated financial statements, we have also audited the related consolidated financial statement schedule listed in the index (Item 14(a) 1.) on page 78 of this Form 10-K.

In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




/s/Coopers & Lybrand L.L.P.
Philadelphia, Pennsylvania
January 30, 1997

                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
                             (dollars in thousands)
                                ----------------


                COLUMN A                COLUMN B        COLUMN C                COLUMN D                  COLUMN E
                --------                --------        --------                --------                  --------
                                                        Additions              Deductions
                                                        ---------       ------------------------
                                                                        Due to
                                        Balance at      Charged to      Currency                          Balance at
                                        Beginning       Cost and        Translation                       End of
                Description             of Period       Expenses        Adjustments        Other(1)       Period
                -----------             ---------       --------        -----------        -----          -----
For the year 1996:
     Deducted from Receivables:
         Uncollectible accounts         $ 8,256         $ 4,969         $(74)            $ (4,602)        $ 8,549
                                        =======         =======         ====             ========         =======
     Deducted from Inventories:
         Inventory valuations           $ 3,596         $ 3,260         $(57)            $ (1,418)        $ 5,381
                                        =======         =======         ====             ========         =======

For the year 1995:
     Deducted from Receivables:
         Uncollectible accounts         $ 7,285         $ 2,966         $ 54             $ (2,049)        $ 8,256
                                        =======         =======         ====             ========         =======
     Deducted from Inventories:
         Inventory valuations           $16,106         $ 1,689         $ 32             $(14,231)        $ 3,596
                                        =======         =======         ====             ========         =======
For the year 1994:
     Deducted from Receivables:
         Uncollectible accounts         $13,479         $ 3,436         $(93)            $ (9,537)        $ 7,285
                                        =======         =======         ====             ========         =======
     Deducted from Inventories:
         Inventory valuations           $ 9,213         $11,228         $ 54             $ (4,389)        $16,106
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

(b) The financial statements of a 50% or less owned unconsolidated company are submitted inasmuch as the registrant's equity in the income before income taxes of such company does exceed 20% of the total consolidated income before income taxes:

         1.     Financial Statements of United Defense, L.P.:            Exhibit

                  Report of Independent Auditors                           13

                  Balance Sheets at December 31, 1996 and 1995             13

                  Statements of Income for the
                    years ended December 31, 1996, 1995 and 1994           13

                  Statements of Partners' Capital for the years
                    ended December 31, 1996, 1995 and 1994                 13

                  Statements of Cash Flows for the years
                    ended December 31, 1996, 1995 and 1994                 13

                  Notes to Financial Statements                            13

                Financial statements of other 50% or less owned unconsolidated companies are not submitted inasmuch as (1) the registrant's investment in and advances to such companies do not exceed 20% of the total consolidated assets, (2) the registrant's proportionate share of the total assets of such companies does not exceed 20% of the total consolidated assets, (3) the registrant's equity in the income before income taxes of such companies does not exceed 20% of the total consolidated income before income taxes.

(a)    3.     Listing of Exhibits Filed with Form 10-K:

Exhibit
Number                     Data Required                                   Location in 10-K
------                     -------------                                   ----------------
2(a)                Joint Venture with FMC Corporation                     Incorporated by reference
                    to Combining Harsco's BMY-Combat                       Form 8-K dated February 14, 1994
                    Systems Division with FMC Defense
                    Systems Group
                      -  Participation Agreement
                           Dated as of January 1, 1994
                      -  Partnership Agreement
                           Dated as of January 1, 1994
                      -  Registration Rights Agreement
                           Dated as of January 1, 1994

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

4(b)              Registration of Preferred Stock                          Incorporated by reference to Form
                    Purchase Rights                                             8-A dated October 2, 1987

4(c)              Current Report on dividend                               Incorporated by reference to Form
                    distribution of Preferred                                   8-K dated October 13, 1987
                    Stock Purchase Rights

4(d)              Debt Securities Registered                               Incorporated by reference to Form
                    under Rule 415  (6% Notes)                                  S-3, Registration No. 33-42389
                                                                                dated August 23, 1991

(a)    3.     Listing of Exhibits Filed with Form 10-K (continued):

Exhibit
Number                     Data Required                                   Location in 10-K
------                     -------------                                   ----------------
4(e)              6% 1993 Notes due September 15,                          Incorporated by reference to the
                    2003 described in Prospectus                                Prospectus Supplement dated
                    Supplement dated September 8,                               September 8, 1993 to Form S-3,
                    1993 to Form S-3 Registration under                         Registration No. 33-42389 dated
                    Rule 415 dated August 23, 1991                              August 23, 1991

4(f)              Debt and Equity Securities Registered                    Incorporated by reference to Form S-3,
                                                                                Registration No. 33-56885 dated
                                                                                December 15, 1994, effective date
                                                                                January 12, 1995

         Material Contracts - Credit facility

10(a)             Amendment Agreement dated July 16,                       Exhibit to 10-Q for the period
                    1996 to the amended and restated                       ended June 30, 1996
                    Credit Agreement dated as of
                    August 24, 1993, as amended and
                    restated as of June 21, 1994, and as
                    amended by an Amendment Agreement
                    dated as of June 20, 1995 and a second
                    Amendment Agreement dated as of
                    February 29, 1996 among Harsco
                    Corporation, the lenders named therein
                    and Chase Manhattan Bank.

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

(a)    3.     Listing of Exhibits Filed with Form 10-K (continued):

Exhibit
Number                     Data Required                                   Location in 10-K
------                     -------------                                   ----------------
10(e)             Commercial Paper Agreement with                          Exhibit to 10-Q for the period
                    Banque Bruxelles Lambert S.A./Bank                     ended September 30, 1996
                    Brussel Lambert N.V. dated
                    September 25, 1996.

         Material Contracts - Underwriting

10(f)             Underwriting Agreement for                               Exhibit volume, 1987 10-K
                    Debt Securities dated
                    October 22, 1987

         Material Contracts - Management Contracts and Compensatory Plans

10(g)             Harsco Corporation Incentive Plan                        Exhibit volume, 1992 10-K
                    as amended March 18, 1992

10(h)             Harsco Corporation Supplemental                          Exhibit volume, 1995 10-K
                    Retirement Benefit Program as
                    amended September 25, 1995

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

10(l)             1986 Stock Option Plan as amended                        Exhibit volume, 1990 10-K

10(m)             1995 Executive Incentive Compensation                    Proxy Statement dated March 22, 1995
                  Plan                                                     on Exhibit A pages A-1 through A-12

(a)    3.     Listing of Exhibits Filed with Form 10-K (continued):

Exhibit
Number                     Data Required                                   Location in 10-K
------                     -------------                                   ----------------
10(n)             Authorization, Terms and Conditions of                   Exhibit volume, 1996 10-K
                    the Annual Incentive Awards, as
                    amended and Restated November 19,
                    1996, under the 1995 Executive Incentive
                    Compensation Plan

                  Employment Agreements -

10(o)             D. C. Hathaway                                           Exhibit volume, 1989 10-K
   "                                                                            Uniform agreement, the same as
                                                                                shown for J. J. Burdge
   "              L. A. Campanaro                                                      "                   "
   "              P. C. Coppock                                                        "                   "
   "              W. D. Etzweiler                                                      "                   "

                  Retirement Agreements -

10(p)             Special Supplemental Retirement
                    Benefit Agreement and
                    Amendment for J. J. Burdge                             Exhibit volume, 1988 10-K

10(q)             Special Supplemental Retirement
                    Benefit  Agreement for
                    D. C. Hathaway                                         Exhibit Volume, 1988 10-K

                  Director Indemnity Agreements -

10(r)             J. J. Burdge                                             Exhibit volume, 1989 10-K
                                                                                Uniform agreement, same as
                                                                                shown for J. J. Burdge
   "              R. F. Nation                                                         "                   "
   "              A. J. Sordoni, III                                                   "                   "
   "              R. C. Wilburn                                                        "                   "
   "              R. L. Kirk                                                           "                   "
   "              N. H. Prater                                                         "                   "
   "              D. C. Hathaway                                                       "                   "
   "              J. I. Scheiner                                                       "                   "
   "              J. E. Marley                                                         "                   "

(a)     3.  Listing of Exhibits Filed with Form 10-K (continued):

Exhibit
Number                     Data Required                                   Location in 10-K
------                     -------------                                   ----------------
10(s)             Harsco Corporation                                       Exhibit volume, 1990 10-K
                    Directors Retirement Plan

10(t)             Harsco Corporation Deferred                              Exhibit volume, 1994 10-K
                    Compensation Plan for
                    Non-Employee Directors

10(u)             Harsco Corporation 1995 Non-Employee                     Proxy Statement dated
                    Directors' Stock Plan                                       March 22, 1995 on Exhibit B
                                                                                pages B-1 through B-6

10(v)             Settlement Agreement dated                               Exhibit (b) to 10-Q for period
                    September 19, 1995, among the                               ended September 30, 1995
                    Company, the United States Army
                    and the United States Department of
                    Justice

11                Computation of Fully Diluted                             Exhibit volume, 1996 10-K
                    Net Income per Common Share

12                Computation of Ratios of                                 Exhibit volume, 1996 10-K
                    Earnings to Fixed Charges

13                Financial Statements of                                  Exhibit volume, 1996 10-K
                    United Defense, L.P.

21                Subsidiaries of the Registrant                           Exhibit volume, 1996 10-K

23(a)             Consent of Independent Accountants                       Exhibit volume, 1996 10-K

23(b)             Consent of Independent Auditors                          Exhibit volume, 1996 10-K

27                Financial Data Schedule                                  Exhibit volume, 1996 10-K

(a)    3.     Listing of Exhibits Filed with Form 10-K (continued):

Exhibit
Number                     Data Required                                   Location in 10-K
------                     -------------                                   ----------------
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
                      File Numbers 2-57876,
                      33-5300, 33-14064 and 33-24854

(a)    3.     Listing of Exhibits Filed with Form 10-K (continued):

Exhibit
Number                     Data Required                                   Location in 10-K
------                     -------------                                   ----------------
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

                  -  Undertakings of Harsco relating                       Incorporated by reference to Form S-8,
                       to registration statement on                        Registration No. 333-13175, dated
                       Form S-8 (Reg. No. 333-13175)                       October 1, 1996, effective October 1,
                                                                           1996.

                  -  Undertakings of Harsco relating                       Incorporated by reference to Form S-8,
                       to registration statement on                        Registration No. 333-13173, dated
                       Form S-8 (Reg. No. 333-13173)                       October 1, 1996, effective October 1,
                                                                           1996.


Exhibits other than those listed above are omitted for the reason that they are either not applicable or not material.

The foregoing Exhibits are available from the Secretary of the Company upon receipt of a fee of $10 to cover the Company's reasonable cost of providing copies of such Exhibits.

(b)    Reports on Form 8-K:

A Report on Form 8-K dated November 19, 1996 was filed November 27, 1996 dealing with the declaration of a two-for-one stock split of its outstanding Common Stock, payable February 14, 1997 to stockholders of record at the close of business January 15, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               HARSCO CORPORATION

Date  March 20, 1997                           By  /s/ Leonard A. Campanaro
                                                   ---------------------------
                                                   Leonard A. Campanaro
                                                   Senior Vice President and
                                                   Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                 CAPACITY                                    DATE
/s/  Derek C. Hathaway                    Chairman, President & Chief                 3-20-97
--------------------------------          Executive Officer
     (Derek C. Hathaway)

/s/  Leonard A. Campanaro                 Senior Vice President and                   3-20-97
--------------------------------          Chief Financial Officer
     (Leonard A. Campanaro)               (Principal Financial Officer)


/s/  Salvatore D. Fazzolari               Vice President and Controller               3-20-97
--------------------------------          (Principal Accounting Officer)
     (Salvatore D. Fazzolari)

/s/  Robert L. Kirk                       Director                                    3-20-97
--------------------------------
     (Robert L. Kirk)

/s/  James E. Marley                      Director                                    3-20-97
--------------------------------
     (James E. Marley)

/s/  Robert F. Nation                     Director                                    3-20-97
--------------------------------
     (Robert F. Nation)

/s/  Nilon H. Prater                      Director                                    3-20-97
--------------------------------
     (Nilon H. Prater)

/s/  James I. Scheiner                    Director                                    3-20-97
--------------------------------
     (James I. Scheiner)

/s/  Andrew J. Sordoni III                Director                                    3-20-97
--------------------------------
     (Andrew J. Sordoni III)

/s/  Dr. Robert C. Wilburn                Director                                    3-20-97
--------------------------------
     (Dr. Robert C. Wilburn)

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                           EXHIBIT VOLUME TO FORM 10-K

                       PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934




For the fiscal year ended December 31, 1996 Commission file number 1-3970


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

HARSCO CORPORATION FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

Item 14(a) 3. Exhibits

Exhibit                                                             Document
Number                                                                Pages

10(n)          Authorization, Terms and Conditions of                 1 - 15
                Annual Incentive Awards, as                            and
                amended and Restated November 19, 1996,               1 - 4
                under the 1995 Executive Incentive Compensation
                Plan

11             Computation of Fully Diluted Net Income per
                Common Share                                            1

12             Computation of Ratios of Earnings
                to Fixed Charges                                        1

13             Audited Financial Statements
                of United Defense, L.P.                               1 - 9

21             Subsidiaries of the Registrant                         1 - 3

23(a)          Consent of Independent Accountants                       1

23(b)          Consent of Independent Auditors                          1

27             Financial Data Schedule                                  1