Form 10-Q
period 1997-03-31
HARSCO CORP
filed 1997-05-02
CIK 45876

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1997

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
YES [X]           NO [ ]


Title of Each Class                Outstanding Shares at March 31, 1997
-------------------                ------------------------------------

Common Stock Par Value $1.25                   49,374,454
Preferred Stock Purchase Rights                49,374,454

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                 Three Months Ended
                                                                                      March 31
(In thousands, except per share amounts)                                       1997               1996*
-------------------------------------------------------------------------------------------------------
REVENUES:
     Product sales .................................................        $ 208,257         $ 182,633
     Service sales .................................................          182,437           184,053
-------------------------------------------------------------------------------------------------------
         NET SALES OF PRODUCTS AND SERVICES ........................          390,694           366,686
     Equity in income of unconsolidated entities ...................           17,919            22,901
     Other .........................................................              166               235
-------------------------------------------------------------------------------------------------------
         TOTAL REVENUES ............................................          408,779           389,822
-------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
     Cost of products sold .........................................          159,370           139,901
     Cost of services sold .........................................          139,836           140,627
     Selling, general and administrative expenses ..................           52,725            51,387
     Research and development expenses .............................            1,242               741
     Facilities discontinuance and reorganization costs ............            2,455               768
     Other .........................................................             (432)             (558)
-------------------------------------------------------------------------------------------------------
         TOTAL COSTS AND EXPENSES ..................................          355,196           332,866
-------------------------------------------------------------------------------------------------------
         INCOME BEFORE INTEREST, INCOME TAXES, AND MINORITY INTEREST           53,583            56,956

Interest income ....................................................            1,270             2,028
Interest expense ...................................................           (3,992)           (6,087)
-------------------------------------------------------------------------------------------------------
         INCOME BEFORE INCOME TAXES AND MINORITY INTEREST ..........           50,861            52,897

Provision for income taxes .........................................           19,327            20,630
-------------------------------------------------------------------------------------------------------
         INCOME BEFORE MINORITY INTEREST ...........................           31,534            32,267

Minority interest in net income ....................................            1,436             1,157
-------------------------------------------------------------------------------------------------------
         NET INCOME ................................................        $  30,098         $  31,110
-------------------------------------------------------------------------------------------------------
Average shares of common stock outstanding .........................           49,496            50,172
-------------------------------------------------------------------------------------------------------
         NET INCOME PER COMMON SHARE ...............................        $     .61         $     .62
-------------------------------------------------------------------------------------------------------
Cash dividends declared per share ..................................        $     .20         $     .19
-------------------------------------------------------------------------------------------------------

*Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Continued)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                       MARCH 31       DECEMBER 31
(In thousands) ...........................................               1997             1996
-------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ............................        $    28,167         $    45,862
    Receivables ..........................................            283,000             268,230
    Inventories:
       Finished goods ....................................             28,775              24,743
       Work in process ...................................             28,948              25,843
       Raw material and purchased parts ..................             55,954              57,581
       Stores and supplies ...............................             19,389              17,851
-------------------------------------------------------------------------------------------------
           Total inventories .............................            133,066             126,018
    Other current assets .................................             71,776              68,436
-------------------------------------------------------------------------------------------------
       TOTAL CURRENT ASSETS ..............................            516,009             508,546
-------------------------------------------------------------------------------------------------
Property, plant and equipment, at cost ...................          1,186,337           1,187,452
Allowance for depreciation ...............................           (677,853)           (674,340)
-------------------------------------------------------------------------------------------------
                                                                      508,484             513,112
-------------------------------------------------------------------------------------------------
Cost in excess of net assets of companies acquired, net ..            188,123             195,387
Investments in unconsolidated entities ...................             66,313              57,719
Other assets .............................................             46,940              49,655
-------------------------------------------------------------------------------------------------
                                                                  $ 1,325,869         $ 1,324,419
-------------------------------------------------------------------------------------------------

LIABILITIES
CURRENT LIABILITIES:
    Notes payable and current maturities .................        $    30,884         $    26,182
    Accounts payable .....................................            100,890             111,912
    Accrued compensation .................................             37,032              44,501
    Other current liabilities ............................            110,923             111,432
-------------------------------------------------------------------------------------------------
       TOTAL CURRENT LIABILITIES .........................            279,729             294,027
-------------------------------------------------------------------------------------------------
Long-term debt ...........................................            236,579             227,385
Deferred income taxes ....................................             33,380              34,182
Other liabilities ........................................             94,776              87,538
-------------------------------------------------------------------------------------------------
                                                                      644,464             643,132
-------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Common stock and additional paid-in capital ..............            155,814             150,974
Cumulative adjustments for translation & pension liability            (35,513)            (26,095)
Retained earnings ........................................            814,713             794,473
Treasury stock ...........................................           (253,609)           (238,065)
-------------------------------------------------------------------------------------------------
                                                                      681,405             681,287
-------------------------------------------------------------------------------------------------
                                                                  $ 1,325,869         $ 1,324,419
-------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Continued)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                            Three Months Ended
                                                                                 March 31
(In thousands) ...............................................            1997             1996
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ................................................        $ 30,098         $ 31,110
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation ..........................................          26,252           23,810
       Amortization ..........................................           2,267            2,328
       Equity in income of unconsolidated entities ...........         (17,919)         (22,901)
       Dividends or distributions from unconsolidated entities           9,325            3,325
       Deferred income taxes .................................           1,180            1,929
       Other, net ............................................              46            1,659
       Changes in assets and liabilities:
           Accounts receivable ...............................         (19,828)          (4,503)
           Inventories .......................................          (7,856)          (5,776)
           Accounts payable ..................................          (6,567)          (7,792)
           Other assets and liabilities ......................              61             (982)
-----------------------------------------------------------------------------------------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES .............          17,059           22,207
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property, plant and equipment ............         (37,530)         (30,704)
   Investments held-to-maturity, net of purchases ............             250            1,000
   Other investing activities ................................           3,422            1,196
-----------------------------------------------------------------------------------------------
       NET CASH (USED) BY INVESTING ACTIVITIES ...............         (33,858)         (28,508)
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Short-term borrowings, net ................................           5,809           (1,400)
   Current maturities and long-term debt:
     Additions ...............................................          15,124              761
     Reductions ..............................................          (1,655)          (4,198)
   Cash dividends paid on common stock .......................          (9,909)          (9,521)
   Common stock issued-options ...............................           2,076            3,038
   Common stock acquired for treasury ........................         (12,152)          (8,973)
   Other financing activities ................................              --              496
-----------------------------------------------------------------------------------------------
       NET CASH (USED) BY FINANCING ACTIVITIES ...............            (707)         (19,797)
-----------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash ......................            (189)            (608)
-----------------------------------------------------------------------------------------------
Net (decrease) in cash and cash equivalents ..................         (17,695)         (26,706)

Cash and cash equivalents at beginning of period .............          45,862           76,669
-----------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period ...................        $ 28,167         $ 49,963
-----------------------------------------------------------------------------------------------


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

The settlement does not resolve the claim by the Internal Revenue Service that, contrary to the Company's position, certain cargo truck models sold by the Company should be considered to have gross vehicle weights in excess of the 33,000 pound threshold under the Federal Excise Tax law, are not entitled to an exemption from the Federal Excise Tax under any other theory, and therefore are taxable. On December 19, 1996, the District Director of the Internal Revenue Service issued a 30-day letter and examination report (the "Report") that proposed an increase in Federal Excise Tax of $33.7 million plus penalties of $6.9 million and applicable interest currently estimated by the Company to be $29.7 million, primarily on the grounds that those cargo truck models are subject to the Federal Excise Tax. This proposed increase in Federal Excise Tax takes into account offsetting credits of $9.2 million, based on a partial allowance of the Company's $23.4 million claim that certain truck components are exempt from the Federal Excise Tax. The Report disallowed in full the Company's additional claim that it is entitled to the entire $52 million of Federal Excise Tax (plus applicable interest currently estimated by the Company to be $27.1 million) the Company has paid on the five-ton trucks, on the grounds that such trucks qualify for the Federal Excise Tax exemption applicable to certain vehicles specially designed for the primary function of off-highway

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Cont'd.)

transportation. In the event that the Company ultimately receives from the Internal Revenue Service a refund of tax (including applicable interest) with respect to which the Company has already received reimbursement from the Army, the refund would be allocated between the Company and the Army. The Company plans to vigorously contest the findings of the District Director. On March 19, 1997, the Company filed its formal written protest to these findings with the Internal Revenue Service Office of the Regional Director of Appeals. Although there is risk of an adverse outcome, the Company believes that the cargo trucks are not taxable. No recognition has been given in the accompanying financial statements for the Company's claim or the dispute with the Internal Revenue Service.

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

Under the settlement, the Army agreed that if the cargo trucks are determined to be taxable, the 1993 decision of the Armed Services Board of Contract Appeals (which ruled that the Company is entitled to a price adjustment to the contract for reimbursement of FET paid on vehicles that were to be delivered after October 1, 1988) will apply to the question of the Company's right to reimbursement from the Army for after-imposed taxes on the cargo trucks. In the Company's view, application of the 1993 decision will favorably resolve the principal issues regarding any such future claim by the Company. Therefore, the Company believes that even if the cargo trucks are ultimately held to be taxable, the Army would be obligated to reimburse the Company for a majority of the tax, (but not interest or penalty, if any), resulting in a net maximum liability for the Company of $9.1 million plus penalties of $6.9 million and applicable interest currently estimated by the Company to be $29.7 million. The Company believes it is unlikely that resolution of this matter will have a material adverse effect on the Company's financial position, however, it could have a material effect on quarterly or annual results of operations.


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

In June 1994, the shareholder of the Ferrari Group, a Belgium holding company involved in steel mill services and other activities, filed a legal action in Belgium against Heckett MultiServ, S.A. and S.E.A.E., subsidiaries of MultiServ International N.V. (a subsidiary of the Company). The action alleges that these two subsidiaries breached contracts arising from letters of intent signed in 1992 and 1993 concerning the possible acquisition of the Ferrari Group, claiming that the subsidiaries were obligated to proceed with the acquisition and failed to do so. The action seeks damages of 504 million Belgian francs (approximately U.S. $15 million). The Company intends to vigorously defend against the action and believes that based on conditions contained in the letters of intent and other defenses it will prevail. The Company and its counsel believe that it is unlikely that these claims will have a material adverse effect on the Company's financial position or results of operations.

In August 1994, the Company filed a legal action in the United States District Court for the Southern District of New York against certain former shareholders of MultiServ International, N.V. seeking recovery of damages arising from misrepresentations which the Company claims were made to it in connection with its purchase of the MultiServ International, N.V. stock on August 31, 1993. The Complaint sought damages in an amount to be determined. On April 4, 1995, the Court dismissed various elements of the Company's claims and allowed the Company to amend its complaint with respect to other elements. At the Company's request, the Court dismissed the remaining claims which then allowed the Company to file an appeal in the United States Court of Appeals for the Second Circuit. The Company settled its claims with certain defendants, and continued to pursue its appeal with respect to claims against the other defendants. In August 1996, the Court of Appeals affirmed the lower court decision dismissing the Company's complaint. In March 1997, the Company reached a settlement of the claim for an immaterial amount.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Cont'd.)

Environmental

The Company is involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites. While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company. The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Consolidated Balance Sheets at March 31, 1997 and December 31, 1996, include an accrual of $3.5 million and $3.9 million, respectively, for environmental matters. The amounts charged to earnings on a pre-tax basis related to environmental matters totaled $0.2 million and $0.1 million for the three months of 1997 and 1996, respectively.

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

New Financial Accounting Standards Issued

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" which is effective for periods ending after December 15, 1997. The overall objective of SFAS 128 is to simplify the calculation of earnings per share (EPS) and achieve comparability with International Accounting Standards. The Company will be required to adopt SFAS No. 128 in the fourth quarter of 1997, but does not expect that the adoption will have a material effect on earnings per share.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Net cash provided by operating activities was $17.1 million in the first quarter of 1997 compared to $22.2 million in 1996. Operating cash flows for 1997 were unfavorably affected by working capital components. Accounts receivable and inventories increased $19.8 million and $7.9 million, respectively, and accounts payable decreased $6.6 million. During the first quarter, distributions of $9.3 million were received from unconsolidated entities. Distributions in the first quarter of 1996 were $3.3 million.

Capital expenditures for the first quarter of 1997 were a record $37.5 million compared with $30.7 million in 1996, reflecting the Company's program to achieve business growth and to improve productivity and product quality. Proceeds from the sale of property, plant and equipment in the first quarter 1997 provided $4.4 million in cash. Cash used for financing activities included a net increase in long-term debt of $13.5 million, a $5.8 million increase of short-term debt, and $9.9 million of cash dividends paid on common stock, for the first quarter 1997.

The Company has maintained a policy of reacquiring its common stock in unsolicited open market or privately-negotiated transactions at prevailing market prices for several years. In January 1997, the Board of Directors authorized the purchase, over a one-year period, of up to 2,000,000 shares of the Company's common stock. The total number of shares purchased under this program for the three months ended March 31, 1997 was 354,355 shares of common stock for approximately $12.2 million. Cash and cash equivalents decreased $17.7 million to $28.2 million at March 31, 1997.

Other matters which could affect cash flows in the future are discussed under
Part 1, item 1 "Notes to Consolidated Financial Statements."

Harsco continues to maintain a good financial position, with net working capital of $236.3 million, an increase from the $214.5 million at December 31, 1996. Current assets amounted to $516 million, and current liabilities were $279.7 million, resulting in a current ratio of 1.8 to 1, up from 1.7 to 1 at December 31, 1996. With total debt of $267.5 million and equity of $681.4 million at March 31, 1997, the total debt as a percent of capital was 28.2%, compared to 27.1% at December 31, 1996.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

The stock price range during the first quarter was 37 5/8 - 33 1/4. Harsco's book value per share at March 31, 1997, was $13.80, compared with $13.73 at December 31, 1996. The Company's annualized return on average equity for the first quarter of 1997 was 17.2%, compared with 18.2% for the year 1996. The annualized return on average assets was 16.1%, compared with the 16.8% for the year 1996. The annualized return on average capital for the first quarter was 13.5%, compared with 14.1% for year 1996.

The Company has available through a syndicate of banks a $400 million multi-currency five-year revolving credit facility, extending through July 2001. This facility serves as back-up to the Company's commercial paper program. As of March 31, 1997, there were no borrowings outstanding under this facility.

The Company has a U.S. commercial paper borrowing program under which it can issue up to $300 million of short-term notes in the U.S. commercial paper market. In addition, the Company has a 3 billion Belgian Franc program, equivalent to approximately US $90 million. The Belgian program will be used to borrow a variety of Eurocurrencies in order to fund the Company's European operations more efficiently and in appropriate currencies. The Company limits the aggregate commercial paper and syndicated credit facility borrowings at any one time to a maximum $400 million. At March 31, 1997, the Company had $65.7 million of commercial paper debt outstanding under both Commercial Paper programs.

The Company's outstanding long-term notes are rated A by Standard & Poor's, A by Fitch Investors Service and A-3 by Moody's. The Company's commercial paper is rated A-1 by Standard & Poor's, F-1 by Fitch Investors Service and P-2 by Moody's. The Company also has on file, with the Securities and Exchange Commission a Form S-3 shelf registration for the possible issuance of up to an additional $200 million of new debt securities, preferred stock or common stock.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

RESULTS OF OPERATIONS
FIRST THREE MONTHS OF 1997 COMPARED
WITH FIRST THREE MONTHS OF 1996

First quarter revenues of $408.8 million were 5% above last year's comparable period. The increase was due principally to higher product sales of gas control and containment equipment, which included an acquisition in April of 1996. Higher product sales were also recorded for process equipment, railway maintenance of way equipment, and roofing granules and slag abrasives. Slightly offsetting these increases were lower service sales in metal reclamation and mill services which were adversely affected by the strengthening of the U.S. dollar, principally against certain European currencies, as well as the divesting of certain non-core businesses in Europe in April of 1996. Lower revenues, as expected, were also recorded for the Company's equity investment in United Defense, L.P.

Cost of products sold increased, principally due to higher volume which included an acquisition in 1996. Cost of services sold decreased as a result of lower sales of services. Selling, general and administrative expenses increased, as a result of higher compensation costs and the inclusion of an acquired company.

Income before income taxes and minority interest was down 4% from the comparable period last year due principally to the expected lower earnings from the equity investment in United Defense, L.P. The effective income tax rate for 1997 was 38%, versus 39% in 1996. The reduction in the income tax rate is primarily due to lower effective tax rates on international earnings.

Earnings were down in the first quarter of 1997, principally due to the Company's expected lower share of income in its equity investment in United Defense, L.P., which included substantial dividend income from the partnership's investment in an international operation in 1996. Lower earnings were also recorded for scaffolding shoring and forming equipment. These items more than offset higher results for gas control and containment. Interest expense decreased as a result of the continued reduction of the Company's outstanding debt and average interest rate.

Net income of $30.1 million, was down 3% from the comparable period in 1996 which was the highest quarter ever.

Sales of the Metal Reclamation and Mill Services Group, at $149.0 million, were slightly below 1996's first quarter, due to the strengthening of the U.S. dollar, principally against certain European currencies and the divesting of certain non-core businesses in Europe in April of 1996. Sales for the Infrastructure and Construction Group, at $95.0 million, were slightly above last year's similar period. Sales for the Process Industry Products Group, at $146.7 million, were significantly higher than the prior year's first quarter due principally to increased sales of gas control and containment, which included an acquisition in April of 1996.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)


Operating profit for the Metal Reclamation and Mill Services Group equaled 1996's first quarter. The Infrastructure and Construction Group posted an operating profit of $5.4 million, which was lower than the $7.7 million recorded in 1996's first quarter, due principally to lower results for scaffolding, shoring and forming equipment. Operating profit for the Process Industry Products Group, at $15.5 million, was significantly above the prior year's first quarter and reflected higher results for gas control and containment equipment, which included an acquisition.

In addition to the Group reporting noted above, the Company views itself as a diversified industrial services and manufacturing company. Total industrial services sales, which include Metal Reclamation and Mill Services Group and Infrastructure and Construction Group service businesses, principally scaffolding services and railway maintenance of way services, were $182.4 million in 1997 and $184.0 million in 1996, or approximately 47% and 50% of net sales, respectively. The total manufacturing sales for 1997 were $208.3 million or approximately 53% of net sales, which includes sales from the Infrastructure and Construction Group and the Process Industry Products Group. The total manufacturing sales for 1996 were $182.7 million or approximately 50% of net sales.

The operating profit for industrial services for 1997 was $20.5 million compared with $22.3 million in 1996, or approximately 50% and 57%, respectively, of total Group operating profit. The operating profit from manufacturing for 1997 was $20.8 million compared with $17.0 million in 1996, which is approximately 50% and 43%, respectively, of total Group operating profit.

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

These factors include, but are not limited to: (1) changes in the world-wide business environment in which the Company operates, including import, licensing, and trade restrictions, interest rates, and capital costs; (2) changes in government laws and regulations, including taxes; (3) market and competitive changes, including market demand and acceptance for new products, services, and technologies, and (4) effects of unstable governments and business conditions in emerging economies.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

Information on legal proceedings is included under Part I, Item 1., the section labeled "Commitments and Contingencies."


ITEM 4. SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

At the Annual Meeting of shareholders held on April 30, 1997 in Camp Hill, Pennsylvania, three members of the Board of Directors were reelected to terms expiring in 2000 under the classified Board structure enacted at the 1986 Annual Meeting. They include D. C. Hathaway, Chairman Harsco Corporation, R. F. Nation, Former President Penn Harris Company and N. H. Prater, Retired President and CEO, Mobay Corporation.

The Board of Directors voting tabulation is as follows:

                                                                                          Broker
                                       For                     Withheld                  No-Votes
Name                              No. of Shares              No. of Shares             No. of Shares

D. C. Hathaway                     41,942,605                   278,753                      --
R. F. Nation                       42,154,635                    66,723                      --
N. H. Prater                       42,159,010                    62,348                      --

Shareholders approved an amendment to Article FOURTH of the Restated Certificate of incorporation of the Company which increased the shares of Common Stock authorized for issuance from 70,000,000 to 150,000,000.

                                                                                                                     Broker
                                       For                     Against                   Abstentions                No-Votes
                                  No. of Shares              No. of Shares              No. of Shares             No. of Shares

                                    39,628,357                2,430,443                     162,558                     --


Shareholders also approved the appointment of Coopers & Lybrand L.L.P. as independent accountants to audit the financial statements of the Company for the fiscal year ending December 31, 1997 by the following vote:


                                                                                                                     Broker
                                       For                      Against                  Abstentions                No-Votes
                                  No. of Shares              No. of Shares              No. of Shares             No. of Shares
                                    42,046,453                  139,285                      35,620                     --


                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

DIVIDEND ACTION:

         On March 20, 1997, the Company announced that the Board of Directors declared a quarterly cash dividend of 20 cents per share, payable May 15, 1997, to shareholders of record on April 15, 1997.

ITEM 6(a).        EXHIBITS

The following exhibits are attached:

a.)     Exhibit No. 11 Computation of Fully Diluted Net Income Per Common Share.

b.)     Exhibit No. 12 Computation of Ratios of Earnings to Fixed Charges.

c.)     Exhibit No. 27 Financial Data Schedule

ITEM 6(b).        REPORTS ON FORM 8-K

a.) There were no reports filed on Form 8-K during the first quarter ending March 31, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   HARSCO CORPORATION
                                                       (Registrant)



DATE               April 30, 1997               /S/ Leonard A. Campanaro
     -------------------------------------      ------------------------
                                                Leonard A. Campanaro
                                                Senior Vice President and
                                                Chief Financial Officer


DATE               April 30, 1997               /S/ Salvatore D. Fazzolari
     -------------------------------------      --------------------------
                                                   Salvatore D. Fazzolari
                                                   Vice President and Controller

                                EXHIBIT INDEX

The following exhibits are attached:

a.)     Exhibit No. 11 Computation of Fully Diluted Net Income Per Common Share.

b.)     Exhibit No. 12 Computation of Ratios of Earnings to Fixed Charges.

c.)     Exhibit No. 27 Financial Data Schedule