Form 10-Q
period 1997-06-30
HARSCO CORP
filed 1997-08-08
CIK 45876

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

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
YES [X]          NO [ ]

Title of Each Class                  Outstanding Shares at June 30, 1997
-------------------                  -----------------------------------
Common Stock Par Value $1.25                         48,848,046
Preferred Stock Purchase Rights                      48,848,046

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                             Three Months Ended               Six Months Ended
                                                                                   June 30                         June 30
(In thousands, except per share amounts)                                    1997            1996            1997            1996
==================================================================================================================================

REVENUES:
     Product sales ................................................      $ 220,768       $ 194,030       $ 429,025       $ 376,663
     Service sales ................................................        205,501         193,703         387,938         377,756
----------------------------------------------------------------------------------------------------------------------------------
         NET SALES OF PRODUCTS AND SERVICES .......................        426,269         387,733         816,963         754,419
     Equity in income of unconsolidated entities ..................         16,040           9,946          33,959          32,847
     Other ........................................................            161             178             327             413
----------------------------------------------------------------------------------------------------------------------------------
         TOTAL REVENUES ...........................................        442,470         397,857         851,249         787,679
----------------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
     Cost of products sold ........................................        168,787         148,661         328,157         288,562
     Cost of services sold ........................................        153,538         142,736         293,374         283,363
     Selling, general and administrative expenses .................         53,951          50,883         106,676         102,270
     Research and development expenses ............................            891             868           2,133           1,609
     Facilities discontinuance and reorganization costs ...........            600             767           3,055           1,535
     Other ........................................................           (137)            (88)           (569)           (646)
----------------------------------------------------------------------------------------------------------------------------------
         TOTAL COSTS AND EXPENSES .................................        377,630         343,827         732,826         676,693
----------------------------------------------------------------------------------------------------------------------------------

         INCOME BEFORE INTEREST, INCOME TAXES,
              AND MINORITY INTEREST ...............................         64,840          54,030         118,423         110,986

Interest income ...................................................          1,172           1,764           2,442           3,792
Interest expense ..................................................         (4,521)         (5,980)         (8,513)        (12,067)
----------------------------------------------------------------------------------------------------------------------------------

         INCOME BEFORE INCOME TAXES AND MINORITY
              INTEREST ............................................         61,491          49,814         112,352         102,711

Provision for income taxes ........................................         23,367          19,427          42,694          40,057
----------------------------------------------------------------------------------------------------------------------------------

         INCOME BEFORE MINORITY INTEREST ..........................         38,124          30,387          69,658          62,654

Minority interest in net income ...................................          1,710           1,127           3,146           2,284
----------------------------------------------------------------------------------------------------------------------------------

         NET INCOME ...............................................      $  36,414       $  29,260       $  66,512       $  60,370
==================================================================================================================================

Average shares of common stock outstanding ........................         49,075          50,063          49,286          50,118
==================================================================================================================================

         NET INCOME PER COMMON SHARE ..............................      $    0.74       $    0.58       $    1.35       $    1.20
==================================================================================================================================

Cash dividends declared per share .................................      $    0.20       $    0.19       $    0.40       $    0.38
==================================================================================================================================


See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Continued)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                     JUNE 30        DECEMBER 31
(In thousands)                                                        1997              1996
===============================================================================================
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ............................      $    43,945       $    45,862
    Receivables ..........................................          287,886           268,230
    Inventories:
       Finished goods ....................................           32,330            24,743
       Work in process ...................................           29,104            25,843
       Raw material and purchased parts ..................           56,748            57,581
       Stores and supplies ...............................           19,489            17,851
---------------------------------------------------------------------------------------------
           Total inventories .............................          137,671           126,018
    Other current assets .................................           64,331            68,436
---------------------------------------------------------------------------------------------
       TOTAL CURRENT ASSETS ..............................          533,833           508,546
---------------------------------------------------------------------------------------------
Property, plant and equipment, at cost ...................        1,199,798         1,187,452
Allowance for depreciation ...............................         (690,946)         (674,340)
---------------------------------------------------------------------------------------------
                                                                    508,852           513,112
Cost in excess of net assets of companies acquired, net ..          184,636           195,387
Investments in unconsolidated entities ...................           59,965            57,719
Other assets .............................................           47,707            49,655
---------------------------------------------------------------------------------------------
                                                                $ 1,334,993       $ 1,324,419
=============================================================================================

LIABILITIES
CURRENT LIABILITIES:
    Notes payable and current maturities .................      $    37,068       $    26,182
    Accounts payable .....................................          100,650           111,912
    Accrued compensation .................................           41,811            44,501
    Other current liabilities ............................          116,132           111,432
---------------------------------------------------------------------------------------------
       TOTAL CURRENT LIABILITIES .........................          295,661           294,027
=============================================================================================
Long-term debt ...........................................          232,404           227,385
Deferred income taxes ....................................           32,298            34,182
Other liabilities ........................................           90,219            87,538
---------------------------------------------------------------------------------------------
                                                                    650,582           643,132
---------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Common stock and additional paid-in capital ..............          157,562           150,974
Cumulative adjustments for translation & pension liability          (38,631)          (26,095)
Retained earnings ........................................          841,394           794,473
Treasury stock ...........................................         (275,914)         (238,065)
---------------------------------------------------------------------------------------------
                                                                    684,411           681,287
---------------------------------------------------------------------------------------------
                                                                $ 1,334,993       $ 1,324,419
=============================================================================================


See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Continued)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                        Six Months Ended
                                                                                             June 30
(In thousands)                                                                        1997            1996
============================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ................................................................      $ 66,512       $  60,370
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation ..........................................................        54,312          49,131
       Amortization ..........................................................         4,587           4,820
       Equity in income of unconsolidated entities ...........................       (33,959)        (32,847)
       Dividends or distributions from unconsolidated entities ...............        31,636          15,917
       Deferred income taxes .................................................          (360)            388
       Other, net ............................................................         1,293           3,740
       Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
           Accounts receivable ...............................................       (27,792)        (14,467)
           Inventories .......................................................       (13,580)         (6,290)
           Accounts payable ..................................................        (3,951)         (6,914)
           Other assets and liabilities ......................................         3,221         (13,663)
------------------------------------------------------------------------------------------------------------

       NET CASH PROVIDED BY OPERATING ACTIVITIES .............................        81,919          60,185
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property, plant and equipment ............................       (71,961)        (69,611)
   Purchase of business, net of cash acquired ................................            --         (18,141)
   Investments held-to-maturity, net of purchases ............................        10,120           9,685
   Proceeds from sale of a business ..........................................         1,236           1,793
   Other investing activities ................................................         4,967           1,671
------------------------------------------------------------------------------------------------------------

       NET CASH (USED) BY INVESTING ACTIVITIES ...............................       (55,638)        (74,603)
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Short-term borrowings, net ................................................        16,235          10,036
   Current maturities and long-term debt
     Additions ...............................................................        29,974         101,372
     Reductions ..............................................................       (21,983)        (98,085)
   Cash dividends paid on common stock .......................................       (19,747)        (19,037)
   Common stock issued-options ...............................................         3,174           3,753
   Common stock acquired for treasury ........................................       (35,323)        (15,999)
   Other financing activities ................................................             5             500
------------------------------------------------------------------------------------------------------------

       NET CASH (USED) BY FINANCING ACTIVITIES ...............................       (27,665)        (17,460)
------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash ......................................          (533)         (1,542)
------------------------------------------------------------------------------------------------------------

Net (decrease) in cash and cash equivalents ..................................        (1,917)        (33,420)

Cash and cash equivalents at beginning of period .............................        45,862          76,669
------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...................................      $ 43,945       $  43,249
============================================================================================================


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

The settlement does not resolve the claim by the Internal Revenue Service that, contrary to the Company's position, certain cargo truck models sold by the Company should be considered to have gross vehicle weights in excess of the 33,000 pound threshold under the Federal Excise Tax law, are not entitled to an exemption from the Federal Excise Tax under any other theory, and therefore are taxable. On December 19, 1996, the District Director of the Internal Revenue Service issued a 30-day letter and examination report (the "Report") that proposed an increase in Federal Excise Tax of $33.7 million plus penalties of $6.9 million and applicable interest currently estimated by the Company to be $31.7 million, primarily on the grounds that those cargo truck models are subject to the Federal Excise Tax. This proposed increase in Federal Excise Tax takes into account offsetting credits of $9.2 million, based on a partial allowance of the Company's $23.4 million claim that certain truck components are exempt from the Federal Excise Tax. The Report disallowed in full the Company's additional claim that it is entitled to the entire $52 million of Federal Excise Tax (plus applicable interest currently estimated by the Company to be $28.5 million) the Company has paid on the five-ton trucks, on the grounds that such trucks qualify for the Federal Excise Tax exemption applicable to certain vehicles specially designed for the primary function of off-highway transportation. In the event that the Company ultimately receives from the Internal Revenue Service a refund of tax (including applicable interest) with respect to which the Company has already received reimbursement from the Army, the refund would be allocated between the Company and the Army. The Company plans to vigorously contest the findings of the District Director. On March 19, 1997, the Company filed its formal written protest to these findings with the Internal Revenue Service

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (Cont'd.)

Office of the Regional Director of Appeals. Although there is risk of an adverse outcome, the Company believes that the cargo trucks are not taxable. No recognition has been given in the accompanying financial statements for the Company's claim or the dispute with the Internal Revenue Service.

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

Under the settlement, the Army agreed that if the cargo trucks are determined to be taxable, the 1993 decision of the Armed Services Board of Contract Appeals (which ruled that the Company is entitled to a price adjustment to the contract for reimbursement of FET paid on vehicles that were to be delivered after October 1, 1988) will apply to the question of the Company's right to reimbursement from the Army for after-imposed taxes on the cargo trucks. In the Company's view, application of the 1993 decision will favorably resolve the principal issues regarding any such future claim by the Company. Therefore, the Company believes that even if the cargo trucks are ultimately held to be taxable, the Army would be obligated to reimburse the Company for a majority of the tax, (but not interest or penalty, if any), resulting in a net maximum liability for the Company of $9.1 million plus penalties of $6.9 million and applicable interest currently estimated by the Company to be $31.7 million. The Company believes it is unlikely that resolution of this matter will have a material adverse effect on the Company's financial position, however, it could have a material effect on quarterly or annual results of operations.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (Cont'd.)

Other Litigation:

In 1992, the U.S. Government filed a counterclaim against the Company in a civil suit alleging violations of the False Claims Act and breach of a contract to supply M109A2 Self-Propelled Howitzers. The counterclaim was filed in the United States Claims Court in response to the Company's claim of approximately $5 million against the Government for costs incurred on this contract relating to the same issue. In May 1997, the Court issued a decision in the first phase of the case, denying the Company's claim for reimbursement and granting the Government's counterclaim for breach of contract and penalties under the False Claims Act. The Court denied the Government's demand for claim forfeiture sanctions against the Company. The Court will consider the amount of damages and penalties in the next phase of the case, and the decision will then be subject to the right of appeal. The Government has filed a brief seeking penalties and treble damages totaling $26 million. The Company intends to vigorously oppose this claim. The Company and its counsel believe that resolution of these claims will not have a material adverse effect on the Company's financial position, however, it could have a material effect on quarterly or annual results of operations.

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

In June 1994, the shareholder of the Ferrari Group, a Belgium holding company involved in steel mill services and other activities, filed a legal action in Belgium against Heckett MultiServ, S.A. and S.E.A.E., subsidiaries of MultiServ International N.V. (a subsidiary of the Company). The action alleges that these two subsidiaries breached contracts arising from letters of intent signed in 1992 and 1993 concerning the possible acquisition of the Ferrari Group, claiming that the subsidiaries were obligated to proceed with the acquisition and failed to do so. The action seeks damages of 504 million Belgian francs (approximately U.S. $14 million). The Company intends to vigorously defend against the action and believes that based on conditions contained in the letters of intent and other defenses it will prevail. The Company and its counsel believe that it is unlikely that these claims will have a material adverse effect on the Company's financial position or results of operations.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (Cont'd.)

Environmental

The Company is involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites. While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company. The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Consolidated Balance Sheets at June 30, 1997 and December 31, 1996, include an accrual of $3.4 million and $3.9 million respectively for environmental matters. The amounts charged to earnings on a pre-tax basis related to environmental matters totaled $0.2 million for each of the six months of 1997 and 1996.

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

The Company enters into forward foreign exchange contracts to hedge transactions on its non-U.S. subsidiaries, for firm commitments to purchase equipment and for export sales denominated in foreign currencies. These contracts generally are for 90 to 180 days or less. For those contracts that hedge an identifiable transaction, gains or losses are deferred and accounted for as part of the underlying transactions. The cash flows from forward exchange contracts accounted for as hedges of

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (Cont'd.)

identifiable transactions are classified consistent with the cash flows from the transaction being hedged. The Company also enters into forward foreign exchange contracts for intercompany foreign currency commitments. These foreign exchange contracts do not qualify as hedges for financial reporting purposes, and any related gain or loss is included in income on a current basis. As of June 30, 1997, the total of all forward exchange contracts amounted to $6.1 million with a favorable marked to market fluctuation of $0.2 million.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY

Net cash provided by operating activities was $81.9 million in the first six months of 1997 compared with $60.2 million in 1996. During the six months of 1997, distributions of $31.6 million were received from unconsolidated entities compared with $15.9 million in the first six months of 1996. The increase in working capital requirements in the first six months of 1997 compared with the comparable period in 1996 reflects the growth in the business.

Capital expenditures for the first half of 1997 were a record $72.0 million compared with $69.6 million in 1996, reflecting the Company's continuing program to support growth, and to improve productivity and product quality. Proceeds from the sale of property, plant and equipment in the six months 1997 provided $5.8 million in cash compared with $1.8 million during the first six months of 1996. Cash used for financing activities for the six months of 1997 included a net increase in long-term debt of $8.0 million, a $16.2 million increase in short-term debt, and $19.7 million of cash dividends paid on common stock.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

The Company has maintained a policy of reacquiring its common stock in unsolicited open market or privately-negotiated transactions at prevailing market prices for several years. In January 1997, the Board of Directors authorized the purchase, over a one-year period, of up to 2,000,000 shares of the Company's common stock. The total number of shares purchased under this program for the six months ended June 30, 1997 was 936,100 shares of common stock for approximately $34.3 million. Cash and cash equivalents decreased $1.9 million to $43.9 million at June 30, 1997.

Other matters which could affect cash flows in the future are discussed under
Part 1, item 1 "Notes to Consolidated Financial Statements."

The Company continues to maintain a good financial position, with net working capital of $238.2 million, an increase from the $214.5 million at December 31, 1996. Current assets amounted to $533.8 million, and current liabilities were $295.7 million, resulting in a current ratio of 1.8 to 1, up from 1.7 to 1 at December 31, 1996. With total debt of $269.5 million and equity of $684.4 million at June 30, 1997, the total debt as a percent of capital was 28.3%, compared with 27.1% at December 31, 1996.

The stock price range during the first six months was 40 1/2 - 33 1/4. Harsco's book value per share at June 30, 1997 was $14.01, compared with $13.73 at December 31, 1996. The Company's annualized return on average equity for the six months of 1997 was 19.3%, compared with 18.2% for the year 1996. The annualized return on average assets was 18.1%, compared with the 16.8% for the year 1996. The annualized return on average capital for the six months was 15.1%, compared with 14.1% for year 1996.

The Company has available through a syndicate of banks a $400 million multi-currency five-year revolving credit facility, extending through July 2001. This facility serves as back-up to the Company's commercial paper program. As of June 30, 1997, there were no borrowings outstanding under this facility.

The Company has a U.S. commercial paper borrowing program under which it can issue up to $300 million of short-term notes in the U.S. commercial paper market. In addition, the Company has a 3 billion Belgian Franc program, equivalent to approximately US $84 million. The Belgian program will be used to borrow a variety of Eurocurrencies in order to fund the Company's European operations more efficiently and in appropriate currencies. The Company limits the aggregate commercial paper and syndicated credit facility borrowings at any one time to a maximum $400 million. At June 30, 1997, the Company had $88.2 million of commercial paper debt outstanding under the Commercial Paper programs.

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

RESULTS OF OPERATIONS
SECOND QUARTER OF 1996 COMPARED
WITH SECOND QUARTER OF 1997

Second quarter revenues of $442.5 million, were 11.2% above last year's comparable period. The increase was due principally to higher sales of gas control and containment equipment, which included an acquisition made in April 1996. Other product sales with increases included railway maintenance of way equipment, pipe fittings and grating. Service sales in metal reclamation and mill services increased, despite being adversely affected by the strengthening of the U.S. dollar, principally against certain European currencies. Higher than expected revenues were recorded for the Company's equity investment in United Defense, L.P.

Cost of products sold increased, principally due to higher volume which included an acquisition in 1996. Cost of services sold also increased as a result of higher sales. Selling, general and administrative expenses increased, as a result of higher compensation costs, commissions and the inclusion of an acquired company.

Income before taxes and minority interest increased 23% due to higher results of the gas control and containment, metal reclamation, and pipe fittings product classes, as well as higher than expected earnings from the equity investment in United Defense, L.P. Interest expense decreased as a result of lower interest rates and the continued reduction of the Company's average outstanding debt.

Net income of $36.4 million, a record second quarter, was up 24% from the comparable period in 1996. The effective income tax rate for the second quarter 1997 decreased to 38% from 39% in 1996, due to lower effective tax rates on international earnings.

Sales of the Metal Reclamation and Mill Services Group, at $159.3 million, were 5% above 1996's second quarter, as current and new contracts more than offset the adverse effect of the strengthening U.S. dollar, principally against certain European currencies. Sales for the Infrastructure and Construction Group, at $119.8 were up 12%, principally due to higher revenues for railway maintenance equipment and services. Sales for the Process Industry Products Group, at $147.2 were up 14% due to increased sales of gas control and containment, which included an acquisition in April 1996, and higher pipe fitting sales.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

RESULTS OF OPERATIONS
SECOND QUARTER OF 1996 COMPARED
WITH SECOND QUARTER OF 1997 (continued)

Operating profit for the Metal Reclamation and Mill Services Group increased 6% to $24.1 million. The Infrastructure and Construction Group posted an operating profit of $13.7 million; 4% lower than 1996 second quarter. Operating profit for the Process Industry Products Group, at $15.1 million, was up 28% from the prior year's second quarter, reflecting higher results for gas control and containment equipment, which included an acquisition, and pipe fittings.

In addition to the Group reporting noted above, the Company views itself as a diversified industrial services and manufacturing company. Total industrial services sales, which include Metal Reclamation and Mill Services Group and Infrastructure and Construction Group service businesses, principally scaffolding services and railway maintenance of way services, were $205.6 million in the second quarter of 1997 and $193.7 million in 1996, or approximately 48% and 50%; respectively, of net sales. The total manufacturing sales for 1997 were $220.7 million or approximately 52% of net sales, which includes sales from the Infrastructure and Construction Group and the Process Industry Products Group. The total manufacturing sales for the second quarter of 1996 were $194.0 million or approximately 50% of net sales.

The operating profit for industrial services for 1997 was $29.0 million compared with $29.1 million in 1996, or approximately 55% and 60%, respectively, of total Group operating profit. The operating profit from manufacturing for 1997 was $23.9 million compared with $19.6 million in 1996, which is approximately 45% and 40%, respectively, of total Group operating profit.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

RESULTS OF OPERATIONS
FIRST SIX MONTHS OF 1997 COMPARED
WITH FIRST SIX MONTHS OF 1996

Revenues for the first six months of $851.2 million, were 8% above last year's comparable period. The increase was due principally to higher product sales of gas control and containment equipment, which included an acquisition in April of 1996. Higher product sales were also recorded for railway maintenance of way equipment, process equipment, pipe fittings, roofing granules and slag abrasives, and grating. In addition to the above, service sales in metal reclamation and mill services increased despite being adversely affected by the strengthening of the U.S. dollar, principally against certain European currencies, as well as the divesting of certain non-core businesses in Europe in April of 1996. Service sales for railway maintenance of way equipment, as well as scaffolding, shoring and forming equipment also increased. Higher than expected revenues were recorded for the company's equity investment in United Defense, L.P.

Cost of products sold increased, principally due to higher volume which included an acquisition in 1996. Cost of services sold also increased as a result of increased sales of services. Selling, general and administrative expenses increased, as a result of higher compensation costs and the inclusion of an acquired company.

Income before income taxes and minority interest was up 9% from the comparable period last year due to higher earnings. The effective income tax rate for 1997 was 38%, versus 39% in 1996. The reduction in the income tax rate is primarily due to lower effective tax rates on international earnings.

Higher earnings in the first six months of 1997 were due principally to higher results for gas control and containment, as well as metal reclamation and mill services. These items were partially offset by lower results for process equipment and scaffolding, shoring and forming equipment, as well as a $1.4 million provision ($.02 earnings per share) for an impairment loss arising from the disposal of the Company's Shell and Tube business. Interest expense decreased as a result of the continued reduction of the Company's outstanding debt and average interest rate.

Net income of $66.5 million, was up 10% from the comparable period in 1996 which was the highest six months ever.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

RESULTS OF OPERATIONS
FIRST SIX MONTHS OF 1997 COMPARED
WITH FIRST SIX MONTHS OF 1996 (continued)

Sales of the Metal Reclamation and Mill Services Group, at $308.3 million, were above 1996's first six months, despite the strengthening of the U.S. dollar, principally against certain European currencies and the divesting of certain non-core businesses in Europe in April of 1996. Sales for the Infrastructure and Construction Group, at $214.8 million which included significantly higher sales for railway maintenance of way equipment, were above last year's similar period. Sales for the Process Industry Products Group, at $293.9 million, were significantly higher than the prior year's first six months due principally to increased sales of gas control and containment, which included an acquisition in April of 1996.

Operating profit for the Metal Reclamation and Mill Services Group exceeded 1996's first six months. The Infrastructure and Construction Group posted an operating profit of $19.1 million, which was lower than the $22.0 million recorded in 1996's first six months, due principally to lower results for scaffolding, shoring and forming equipment. Operating profit for the Process Industry Products Group, at $30.6 million, was significantly above the prior year's first six months and reflected principally higher results for gas control and containment equipment, which included an acquisition.

In addition to the Group reporting noted above, the Company views itself as a diversified industrial services and manufacturing company. Total industrial service sales, which include Metal Reclamation and Mill Services Group and Infrastructure and Construction Group service businesses, principally scaffolding services and railway maintenance of way services, were $388.0 million in 1997 and $377.7 million in 1996, or approximately 47% and 50% of net sales, respectively. The total manufacturing sales for 1997 were $429.0 million or approximately 53% of net sales, which includes sales from the Infrastructure and Construction Group and the Process Industry Products Group. The total manufacturing sales for 1996 were $376.7 million or approximately 50% of net sales.

The operating profit for industrial services for 1997 was $49.3 million compared with $51.0 million in 1996, or approximately 54% and 58%, respectively, of total Group operating profit. The operating profit from manufacturing for 1997 was $42.6 million compared with $36.3 million in 1996, which is approximately 46% and 42%, respectively, of total Group operating profit.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART II - FINANCIAL INFORMATION


ITEM 5.       OTHER INFORMATION

GENERAL:

On June 24, 1997, the Company adopted a revised Shareholders Rights Plan to replace the Company's 1987 Rights Plan when it expires September 28, 1997. Like the 1987 Plan, the new Shareholder Rights Plan is designed to protect shareholders against abusive and unfair takeover tactics and prevent an acquirer from gaining control of the Company without paying a full and fair price to the shareholders. The new Rights Plan was not adopted in response to any specific effort to acquire control of the Company.

The new Plan will continue the terms of the 1987 Plan for another ten years with several modifications. Under the revised Plan, each share of common stock will be entitled to one Right having an exercise price of $150. The new Plan also lowers from 20% to 15% the stock ownership threshold of an acquiring person at which the Rights become exercisable, and lowers from 25% to 20% the ownership threshold at which all Rights holders except the acquirer can purchase common stock at discounted prices.

To implement the new Plan, the Board has declared a dividend to shareholders of record on September 28, 1997, of one Right for each share of common stock, which under certain circumstances entitles the holder to purchase 1/100th of a share of Harsco Junior Participating Cumulative Preferred Stock at an exercise price of $150. Initially, the Rights are attached to the shares of common stock and are not exercisable. The Rights only become exercisable in the event that any person or group acquires beneficial ownership of 15% or more of the Company's common stock or tenders for 20%. The issuance of the Rights has no dilutive effect, will not affect reported earnings per share, and is not taxable to the Company or its shareholders. Details of the 1997 Shareholder Rights Plan were mailed to shareholders with the Second Quarter Report to Shareholders in July 1997.

DIVIDEND ACTION:

On June 24, 1997, Harsco Corporation announced that the Board of Directors declared a quarterly cash dividend of 20 cents per share, payable August 15, 1997, to shareholders of record on July 15, 1997.

ITEM 6(a).        EXHIBITS

The following exhibits are attached:

a.)    Exhibit No. 11 Computation of Fully Diluted Net Income Per Common Share.
b.)    Exhibit No. 12 Computation of Ratios of Earnings to Fixed Charges.
c.)    Exhibit No. 27 Financial Data Schedule

ITEM 6(b) REPORTS ON FORM 8-K

a.) There were no reports filed on Form 8-K during the second quarter ending June 30, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             HARSCO CORPORATION
                                          ------------------------
                                                (Registrant)



DATE       August 7, 1997                 /S/ Leonard A. Campanaro
     -------------------------            ------------------------
                                          Leonard A. Campanaro
                                          Senior Vice President and
                                           Chief Financial Officer


DATE       August 7, 1997                /S/ Salvatore D. Fazzolari
     -------------------------           --------------------------
                                             Salvatore D. Fazzolari
                                             Vice President and Controller

                                EXHIBIT INDEX
                                -------------


    Exhibit No. 11 Computation of Fully Diluted Net Income Per Common Share. Exhibit No. 12 Computation of Ratios of Earnings to Fixed Charges. Exhibit No. 27 Financial Data Schedule