Form 10-Q
period 1997-09-30
HARSCO CORP
filed 1997-10-28
CIK 45876

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1997
                                               ------------------
                                       OR

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

YES  /X/     NO  / /


Title of Each Class                     Outstanding Shares at September 30, 1997
-------------------                     ----------------------------------------
Common Stock Par Value $1.25                           48,206,526
Preferred Stock Purchase Rights                        48,206,526

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                     Three Months Ended      Nine Months Ended
                                                                        September 30            September 30
(In thousands, except per share amounts)                              1997       1996         1997         1996
===================================================================================================================
REVENUES:
    Product sales...............................................    $209,686   $205,877   $  638,711    $  582,540
    Service sales...............................................     197,313    189,899      585,251       567,655
-------------------------------------------------------------------------------------------------------------------
       NET SALES OF PRODUCTS AND SERVICES.......................     406,999    395,776    1,223,962     1,150,195
    Other.......................................................         427        328        1,217         1,135
-------------------------------------------------------------------------------------------------------------------
       TOTAL REVENUES...........................................     407,426    396,104    1,225,179     1,151,330
------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
    Cost of products sold.......................................     159,289    156,354      487,446       444,916
    Cost of services sold.......................................     147,973    143,983      441,347       427,346
    Selling, general and administrative expenses................      52,971     51,151      159,647       153,421
    Research and development expenses...........................       1,562      1,896        3,695         3,505
    Facilities discontinuance and reorganization costs..........         178        176        3,233         1,711
    Other.......................................................        (251)       199         (820)         (447)
-------------------------------------------------------------------------------------------------------------------
       TOTAL COSTS AND EXPENSES.................................     361,722    353,759    1,094,548     1,030,452
-------------------------------------------------------------------------------------------------------------------

       INCOME FROM CONTINUING OPERATIONS BEFORE
          INTEREST, INCOME TAXES, AND MINORITY INTEREST.........      45,704     42,345      130,631       120,878

Interest income.................................................       1,079      1,483        3,521         5,275
Interest expense................................................      (4,148)    (4,814)     (12,661)      (16,881)
-------------------------------------------------------------------------------------------------------------------

       INCOME FROM CONTINUING OPERATIONS BEFORE
          INCOME TAXES AND MINORITY INTEREST ...................      42,635     39,014      121,491       109,272

Provision for income taxes......................................      13,339     14,851       46,167        44,798
-------------------------------------------------------------------------------------------------------------------

       INCOME FROM CONTINUING OPERATIONS BEFORE
          MINORITY INTEREST ....................................      29,296     24,163       75,324        64,474

Minority interest in net income.................................       1,555      1,625        4,701         3,909
-------------------------------------------------------------------------------------------------------------------

       INCOME FROM CONTINUING OPERATIONS........................      27,741     22,538       70,623        60,565

Discontinued operations:
    Equity in income of United Defense, L.P. (net of
       income taxes of $3,523 and $2,329 for the three
       month periods, respectively, and $13,389 and
       $12,439 for the nine month periods, respectively)........       5,487      6,571       29,117        28,914
-------------------------------------------------------------------------------------------------------------------

NET INCOME......................................................    $ 33,228   $ 29,109   $   99,740    $   89,479
===================================================================================================================

Average shares of common stock outstanding......................      48,768     49,730       49,113        49,989

Earnings per common share:
    Income from continuing operations...........................    $    .57   $    .46   $     1.44    $     1.21
    Income from discontinued operations.........................         .11        .13          .59           .58
-------------------------------------------------------------------------------------------------------------------

    EARNINGS PER COMMON SHARE...................................    $    .68   $    .59   $     2.03    $     1.79
===================================================================================================================
CASH DIVIDENDS DECLARED PER COMMON SHARE                            $    .20   $    .19   $      .60    $      .57
===================================================================================================================

See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS (Continued)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                      SEPTEMBER 30           DECEMBER 31
(IN THOUSANDS)                                                                            1997                   1996
=========================================================================================================================
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents..............................................            $   30,560             $   45,862
    Receivables............................................................               283,678                268,230
    Inventories:
       Finished goods......................................................                32,449                 24,743
       Work in process.....................................................                31,400                 25,843
       Raw material and purchased parts....................................                58,555                 57,581
       Stores and supplies.................................................                19,835                 17,851
-------------------------------------------------------------------------------------------------------------------------
          Total inventories................................................               142,239                126,018
    Other current assets...................................................                57,082                 68,436
-------------------------------------------------------------------------------------------------------------------------
       TOTAL CURRENT ASSETS................................................               513,559                508,546
-------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, at cost.....................................             1,210,973              1,187,452
Allowance for depreciation.................................................              (698,282)              (674,340)
-------------------------------------------------------------------------------------------------------------------------
                                                                                          512,691                513,112
-------------------------------------------------------------------------------------------------------------------------
Cost in excess of net assets of businesses acquired, net...................               181,834                195,387
Net assets of discontinued operations......................................                47,739                 54,376
Other assets...............................................................                51,182                 52,998
-------------------------------------------------------------------------------------------------------------------------
       TOTAL ASSETS........................................................            $1,307,005             $1,324,419
=========================================================================================================================

LIABILITIES
CURRENT LIABILITIES:
    Notes payable and current maturities...................................            $   32,524             $   26,182
    Accounts payable.......................................................               102,906                111,912
    Accrued compensation...................................................                44,786                 44,501
    Other current liabilities..............................................               111,228                111,432
-------------------------------------------------------------------------------------------------------------------------
       TOTAL CURRENT LIABILITIES...........................................               291,444                294,027
-------------------------------------------------------------------------------------------------------------------------
Long-term debt.............................................................               223,768                227,385
Deferred income taxes......................................................                33,720                 34,182
Other liabilities..........................................................                87,085                 87,538
-------------------------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES...................................................               636,017                643,132
-------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Common stock and additional paid-in capital................................               160,349                150,974
Cumulative adjustments for translation and pension liability...............               (44,239)               (26,095)
Retained earnings..........................................................               864,994                794,473
Treasury stock.............................................................              (310,116)              (238,065)
-------------------------------------------------------------------------------------------------------------------------
       TOTAL SHAREHOLDERS' EQUITY..........................................               670,988                681,287
=========================================================================================================================
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..........................            $1,307,005             $1,324,419
=========================================================================================================================

See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Continued)

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                  NINE MONTHS ENDED
                                                                                                      SEPTEMBER
(IN THOUSANDS)                                                                                     1997            1996
==========================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income...................................................................            $    99,740     $    89,479
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation.............................................................                 79,813          74,720
       Amortization.............................................................                  6,842           6,975
       Equity in earnings of unconsolidated entities............................                (43,258)        (41,906)
       Dividends or distributions from unconsolidated entities..................                 49,142          27,363
       Deferred income taxes....................................................                  1,180           2,612
       Other, net...............................................................                  3,557           2,200
       Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
           Accounts receivable..................................................                (24,875)        (13,600)
           Inventories..........................................................                (19,187)         (5,140)
           Accounts payable.....................................................                 (1,265)         (4,776)
           Other assets and liabilities.........................................                 (1,059)        (13,146)
--------------------------------------------------------------------------------------------------------------------------

       NET CASH PROVIDED BY OPERATING ACTIVITIES................................                150,630         124,781
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property, plant and equipment...............................               (105,742)       (105,465)
   Purchase of businesses, net of cash acquired.................................                     --         (21,030)
   Investments held-to-maturity, net of purchases...............................                 16,379           6,685
   Proceeds from sale of businesses.............................................                  1,236           1,793
   Other investing activities...................................................                  5,631           3,510
--------------------------------------------------------------------------------------------------------------------------

       NET CASH (USED) BY INVESTING ACTIVITIES..................................                (82,496)       (114,507)
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Short-term borrowings, net...................................................                 12,836          12,977
   Current maturities and long-term debt:
     Additions..................................................................                 56,430         185,900
     Reductions.................................................................                (56,760)       (175,695)
   Cash dividends paid on common stock..........................................                (29,504)        (28,520)
   Common stock issued-options..................................................                  5,228           4,581
   Common stock acquired for treasury...........................................                (69,109)        (29,973)
   Other financing activities...................................................                 (1,275)            500
--------------------------------------------------------------------------------------------------------------------------

       NET CASH (USED) BY FINANCING ACTIVITIES..................................                (82,154)        (30,230)
--------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash.........................................                 (1,282)         (1,534)
--------------------------------------------------------------------------------------------------------------------------

Net (decrease) in cash and cash equivalents.....................................                (15,302)        (21,490)

Cash and cash equivalents at beginning of period................................                 45,862          76,669
--------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD......................................            $    30,560     $    55,179
==========================================================================================================================

See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Cont'd.)

Notes to Consolidated Financial Statements

Commitments and Contingencies:

Federal Excise Tax and Other Matters Related to the Five-ton Truck Contract

In the third quarter of 1995, the Company, the United States Army, and the United States Department of Justice concluded a settlement of Harsco's previously reported claims against the Army relating to Federal Excise Tax ("FET") arising under a completed 1986 contract for the sale of five-ton trucks to the Army. On September 27, 1995, the Army paid the Company $49 million in accordance with the settlement terms. The Company released the Army from any further liability for those claims, and the Department of Justice released the Company from a threatened action for damages and civil penalties based on an investigation conducted by the Department's Commercial Litigation Branch that had been pending for several years. During the performance of the five-ton truck contract, the Company recorded an account receivable of $62.5 million for its claims against the Army relating to Federal Excise Tax. As a result of accepting the $49 million in settlement, the Company recorded a non-recurring, pre-tax, non-cash charge of $13.5 million (after-tax charge of $8.2 million, $.16 per share), in the third quarter of 1995.

The settlement preserves the rights of the parties to assert claims and defenses under the Internal Revenue Code, and rights of the Army and the Company to claim certain amounts that may be owed by either party to reconcile possible underpayments or overpayments on the truck contract as part of the formal contract close-out process.

The settlement does not resolve the claim by the Internal Revenue Service that, contrary to the Company's position, certain cargo truck models sold by the Company should be considered to have gross vehicle weights in excess of the 33,000 pound threshold under the Federal Excise Tax law, are not entitled to an exemption from the Federal Excise Tax under any other theory, and therefore are taxable. On December 19, 1996, the District Director of the Internal Revenue Service issued a 30-day letter and examination report (the "Report") that proposed an increase in Federal Excise Tax of $33.7 million plus penalties of $6.9 million and applicable interest currently estimated by the Company to be $33.7 million, primarily on the grounds that those cargo truck models are subject to the Federal Excise Tax. This proposed increase in Federal Excise Tax takes into account offsetting credits of $9.2 million, based on a partial allowance of the Company's $23.4 million claim that certain truck components are exempt from the Federal Excise Tax. The Report disallowed in full the Company's additional claim that it is entitled to the entire $52 million of Federal Excise Tax (plus applicable interest currently estimated by the Company to be $29.9 million) the Company has paid on the five-ton trucks, on the grounds that such trucks qualify for the Federal Excise Tax exemption applicable to certain vehicles specially designed for the primary function of off-highway transportation. In the event that the Company ultimately receives from the Internal Revenue Service a refund of tax (including applicable interest) with respect to which the Company has

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Cont'd.)

already received reimbursement from the Army, the refund would be allocated between the Company and the Army. The Company plans to vigorously contest the findings of the District Director. On March 19, 1997, the Company filed its formal written protest to these findings with the Internal Revenue Service Office of the Regional Director of Appeals. Although there is risk of an adverse outcome, the Company believes that the cargo trucks are not taxable. No recognition has been given in the accompanying financial statements for the Company's claim or the dispute with the Internal Revenue Service.

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

Under the settlement, the Army agreed that if the cargo trucks are determined to be taxable, the 1993 decision of the Armed Services Board of Contract Appeals (which ruled that the Company is entitled to a price adjustment to the contract for reimbursement of FET paid on vehicles that were to be delivered after October 1, 1988) will apply to the question of the Company's right to reimbursement from the Army for after-imposed taxes on the cargo trucks. In the Company's view, application of the 1993 decision will favorably resolve the principal issues regarding any such future claim by the Company. Therefore, the Company believes that even if the cargo trucks are ultimately held to be taxable, the Army would be obligated to reimburse the Company for a majority of the tax, (but not interest or penalty, if any), resulting in a net maximum liability for the Company of $9.1 million plus penalties of $6.9 million and applicable interest currently estimated by the Company to be $33.7 million. The Company believes it is unlikely that resolution of this matter will have a material adverse effect on the Company's financial position, however, it could have a material effect on quarterly or annual results of operations.

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

Environmental

The Company is involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites. While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company. The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Consolidated Balance Sheets at September 30, 1997 and December 31, 1996, include an accrual of $3.4 million and $3.9 million respectively for environmental matters. The amounts charged to earnings on a pre-tax basis related to environmental matters totaled $0.4 million and $0.2 million for the nine months of 1997 and 1996, respectively.

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

Financial Instruments and Hedging

The Company has subsidiaries principally operating in North America and Latin America, Europe and Asia-Pacific. These operations are exposed to fluctuations in related foreign currencies, in the normal course of business. The Company seeks to reduce exposure to foreign currency fluctuations, primarily the European currencies, through the use of forward exchange contracts. The Company does not hold or issue financial instruments for trading purposes, and it is the Company's policy to prohibit the use of derivatives for speculative purposes. The Company has a Foreign Currency Risk Management Committee that meets periodically to monitor foreign currency risks.

The Company enters into forward foreign exchange contracts to hedge transactions on its non-U.S. subsidiaries, for firm commitments to purchase equipment and for export sales denominated in foreign currencies. These contracts generally are for 90 to 180 days or less. For those contracts that hedge an identifiable transaction, gains or losses are deferred and accounted for as part of the underlying transactions. The cash flows from forward exchange contracts accounted for as hedges of identifiable transactions are classified consistent with the cash flows from the transaction being hedged. The Company also enters into forward foreign exchange contracts for intercompany foreign currency commitments. These foreign exchange contracts do not qualify as hedges for financial reporting purposes, and any related gain or loss is included in income on a current basis. As of September 30, 1997, the total of all forward exchange contracts amounted to $5.6 million with a favorable marked to market fluctuation of $0.1 million.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Cont'd.)

Foreign Currency Translation:

Effective January 1, 1998, the Company's operations in Brazil will no longer be accounted for as a highly inflationary economy in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Brazil is no longer considered a highly inflationary economy because the three-year cumulative rate of inflation is below 100%. As a result of this change, the Company will measure the financial statements of its Brazilian entity using the Brazilian real as the entity's functional currency.

Discontinued Operations:

On August 25, 1997, Harsco and FMC Corporation signed an agreement to sell United Defense, L.P. to The Carlyle Group for $850 million, and the sale was completed on October 6, 1997. Prior to the sale, FMC had been the managing general partner and 60% owner of United Defense, L.P., while Harsco owned the balance of 40% as the limited partner. United Defense supplies ground combat and naval weapons systems for the U.S. and military customers around the world. United Defense had 1996 sales of $1 billion.

On the Consolidated Statements of Income, "Equity in income of United Defense, L.P." includes equity income through August 1997 (the measurement date) from Harsco's 40% limited partnership interest in United Defense, L.P. The sale resulted in pre-tax cash proceeds to Harsco of approximately $340 million and is expected to result in an estimated after tax gain on the sale in the fourth quarter of approximately $150 million or $3.05 per share after taking into account certain retained liabilities and estimated post closing net worth adjustments.

New Financial Accounting Standards Issued

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" (SFAS 128) which is effective for periods ending after December 15, 1997. The overall objective of SFAS 128 is to simplify the calculation of earnings per share (EPS) and achieve comparability with International Accounting Standards. The Company will be required to adopt SFAS 128 in the fourth quarter of 1997, but does not expect that the adoption will have a material effect on earnings per share.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY

Net cash provided by operating activities was $150.6 million in the first nine months of 1997 compared with $124.8 million in 1996. During the nine months of 1997, cash distributions, which were principally from the recently divested Company's share of United Defense, L.P., of $49.1 million were received from unconsolidated entities compared with $27.4 million in the first nine months of 1996. The increase in working capital requirements in the first nine months of 1997 compared with the comparable period in 1996 reflects the growth in the business.

On October 6, 1997, the Company sold its 40% limited partnership interest in United Defense, L.P. The sale resulted in pre-tax cash proceeds of approximately $340 million which will be recorded as investing activity in the fourth quarter of 1997.

Capital expenditures for the first nine months of 1997 were $105.7 million, exceeding the previous record of $105.5 million in 1996, reflecting the Company's continuing program to support growth, and to improve productivity and product quality. Proceeds from the sale of property, plant and equipment in the nine months of 1997 provided $6.4 million in cash compared with $2.5 million during the first nine months of 1996. Cash used for financing activities for the nine months of 1997 included a $12.8 million increase in short-term debt and $29.5 million of cash dividends paid on common stock.

The Company has maintained a policy of reacquiring its common stock in unsolicited open market or privately-negotiated transactions at prevailing market prices for several years. In January 1997, the Board of Directors authorized the purchase, over a one-year period, of up to 2,000,000 shares of the Company's common stock. The total number of shares purchased under this program for the nine months ended September 30, 1997 was 1,666,421 shares of common stock for approximately $68.4 million. Cash and cash equivalents decreased $15.3 million to $30.6 million at September 30, 1997.

Other matters which could affect cash flows in the future are discussed under
Part 1, item 1 "Notes to Consolidated Financial Statements."

The Company continues to maintain a good financial position, with net working capital of $222.1 million, an increase from the $214.5 million at December 31, 1996. Current assets amounted to $513.5 million, and current liabilities were $291.4 million, resulting in a current ratio of 1.8 to 1, up from 1.7 to 1 at December 31, 1996. With total debt of $256.3 million and equity of $671.0 million at September 30, 1997, the total debt as a percent of capital was 27.6%, compared with 27.1% at December 31, 1996.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

FINANCIAL CONDITION AND LIQUIDITY (continued)


The stock price range during the first nine months was 47 7/8 - 33 1/4. Harsco's book value per share at September 30, 1997 was $13.92, compared with $13.73 at December 31, 1996. The Company's annualized return on average equity for the nine months of 1997 was 19.5%, compared with 18.2% for the year 1996. The annualized return on average assets was 17.8%, compared with the 16.8% for the year 1996. The annualized return on average capital for the nine months was 15.2%, compared with 14.1% for the year 1996.

The Company has available through a syndicate of banks a $400 million multi-currency five-year revolving credit facility, extending through July 2001. This facility serves as back-up to the Company's commercial paper program. As of September 30, 1997, there were no borrowings outstanding under this facility.

The Company has a U.S. commercial paper borrowing program under which it can issue up to $300 million of short-term notes in the U.S. commercial paper market. In addition, the Company has a 3 billion Belgian Franc program, equivalent to approximately US $83 million. The Belgian program will be used to borrow a variety of Eurocurrencies in order to fund the Company's European operations more efficiently and in appropriate currencies. The Company limits the aggregate commercial paper and syndicated credit facility borrowings at any one time to a maximum $400 million. At September 30, 1997, the Company had $76.3 million of commercial paper debt outstanding under the Commercial Paper programs.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

RESULTS OF OPERATIONS
THIRD QUARTER OF 1997 COMPARED
WITH THIRD QUARTER OF 1996

Revenues from continuing operations of $407.4 million for the third quarter of 1997, were 3% higher than last year's comparable period. The increase was due principally to higher sales for gas control and containment equipment and metal reclamation and mill services, despite the adverse effect of the strengthening U.S. dollar. Other product classes with increased performance included scaffolding, shoring and forming equipment, grating and process equipment. Railway maintenance equipment experienced a decline in revenues. Excluding the adverse effect of the strengthening U.S. dollar, revenues from continuing operations were 6% above last year's comparable period.

Cost of products and services increased as a result of higher sales. Selling, general and administrative expenses increased, as a result of higher compensation and commission costs.

Income from continuing operations before income taxes and minority interest was up 9% from the comparable period last year due to improved results for metal reclamation, scaffolding, shoring and forming equipment, and gas control and containment equipment. The effective income tax rate for continuing operations for the third quarter 1997 decreased to 31% from 38% in 1996 due to lower effective tax rates on United States and international earnings.

Income from continuing operations of $27.7 million, was up 23% from the comparable period in 1996. Income from continuing operations per common share was $.57, up 24% from $.46 which was recorded in 1996.

Income from discontinued operations which is the after-tax results of the recently divested Company's share of United Defense, L.P. decreased principally due to a change in income taxes and that 1997 results include equity income only through August 1997, the measurement date. Income per common share from discontinued operations was $.11, down from $.13 recorded in the third quarter of 1996.

Net income of $33.2 million, a record third quarter was up 14% from the comparable period in 1996. Net income per common share was $.68, up 15% from the $.59 recorded in 1996.

Sales of the Metal Reclamation and Mill Services Group, at $154.8 million, were 3% above 1996's third quarter, as current and new contracts more than offset the adverse effect of the strengthening U.S. dollar, principally against certain European currencies. Sales for the Infrastructure and Construction Group, at $107.7 exceed last years comparable period. Sales for the Process Industry Products Group, at $144.5 were up 5% due to increased sales of gas control and containment equipment.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

RESULTS OF OPERATIONS
THIRD QUARTER OF 1997 COMPARED
WITH THIRD QUARTER OF 1996 (continued)

Operating profit for the Metal Reclamation and Mill Services Group increased 12% to $22.3 million. The Infrastructure and Construction Group posted an operating profit of $12.2 million, 4% higher than the 1996 third quarter. Operating profit for the Process Industry Products Group, at $14.5 million, was up 2% from the prior year's third quarter, principally reflecting higher results for gas control and containment equipment.

In addition to the Group reporting noted above, the Company views itself as a diversified industrial services and manufacturing company. Total industrial services sales, which include Metal Reclamation and Mill Services Group and Infrastructure and Construction Group service businesses, principally scaffolding services and railway maintenance of way services, were $197.3 million in the third quarter of 1997 and $189.9 million in 1996, or approximately 48% of net sales. The total manufacturing sales for 1997 were $209.7 million or approximately 52% of net sales, which includes sales from the Infrastructure and Construction Group and the Process Industry Products Group. The total manufacturing sales for the third quarter of 1996 were $205.9 million or approximately 52% of net sales.

The operating profit for industrial services for 1997 was $26.6 million compared with $23.2 million in 1996, or approximately 55% and 51%, respectively, of total Group operating profit. The operating profit from manufacturing for 1997 was $21.7 million compared with $22.5 million in 1996, which is approximately 45% and 49%, respectively, of total Group operating profit.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

RESULTS OF OPERATIONS
FIRST NINE MONTHS OF 1997 COMPARED
WITH FIRST NINE MONTHS OF 1996

Revenues from continuing operations for the first nine months of 1997 were $1.23 billion, 6% above last year's comparable period. The increase was due principally to higher product sales of gas control and containment equipment, which included an acquisition in April of 1996. Higher product sales were also recorded for process equipment, grating, pipe fittings, railway maintenance of way equipment, and roofing granules and slag abrasives. In addition, service sales in metal reclamation and mill services increased despite being adversely affected by the strengthening of the U.S. dollar, principally against certain European currencies, as well as the divesting of certain non-core businesses in Europe in April of 1996. Service sales for scaffolding, shoring and forming equipment, as well as railway maintenance contract services, also increased. Excluding the adverse effect of the strengthening of the U.S. dollar, revenues from continuing operations for the first nine months of 1997 were 9% above last year's comparable period.

Cost of products sold increased, principally due to higher volume which included an acquisition in 1996. Cost of services sold also increased as a result of increased sales of services. Selling, general and administrative expenses increased, as a result of higher compensation costs and sales commissions, as well as the inclusion of an acquired company.

Income from continuing operations before income taxes and minority interest was up 11% from the comparable period last year due to improved performance. Higher earnings from continuing operations in the first nine months of 1997 were due principally to higher results for gas control and containment, as well as metal reclamation and mill services. These items were partially offset by lower results for process equipment and railway maintenance of way equipment and contract services, as well as a $1.4 million provision ($.02 earnings per share) for an impairment loss arising from the disposal of the Company's Shell and Tube business. Interest expense decreased as a result of the continued reduction of the Company's outstanding debt and average interest rate. The effective income tax rate for continuing operations for 1997 was 38%, versus 41% in 1996. The reduction in the income tax rate is primarily due to lower effective tax rates on United States and international earnings.

Income from continuing operations of $70.6 million for the first nine months of 1997, was up 17% from the comparable period in 1996. Income per common share from continuing operations was $1.44, up 19% from the $1.21 which was recorded in 1996.

Income from discontinued operations which is the after-tax results of the recently divested Company's share of United Defense, L.P. approximated the results which were recorded in the first nine months in 1996. Income per common share from discontinued operations was $.59, up slightly from last year.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

RESULTS OF OPERATIONS
FIRST NINE MONTHS OF 1997 COMPARED
WITH FIRST NINE MONTHS OF 1996 (continued)

Net income of $99.7 million, was up 11% from the comparable period in 1996 which was the highest first nine months ever. Net income per common share was $2.03, up 13% from $1.79 in 1996.

Sales of the Metal Reclamation and Mill Services Group, at $463.1 million, were above 1996's first nine months, despite the strengthening of the U.S. dollar, principally against certain European currencies and the divesting of certain non-core businesses in Europe in April of 1996. Sales for the Infrastructure and Construction Group, at $322.5 million which included higher sales for all product classes were above last year's similar period. Sales for the Process Industry Products Group, at $438.4 million, were higher than the prior year's first nine months due principally to increased sales of gas control and containment equipment, which included an acquisition in April of 1996.

Operating profit for the Metal Reclamation and Mill Services Group, at $66.8 million, exceeded 1996's first nine months despite the adverse effects of the strong U.S. dollar. The Infrastructure and Construction Group posted an operating profit of $31.3 million, which was lower than the $33.7 million recorded in 1996's first nine months, due principally to lower results for railway maintenance of way equipment and contract services, as well as scaffolding, shoring and forming equipment. Operating profit for the Process Industry Products Group, at $45.1 million, was significantly above the prior year's first nine months and reflected principally higher results for gas control and containment equipment, which included an acquisition and more than offset lower income for process equipment.

In addition to the Group reporting noted above, the Company views itself as a diversified industrial services and manufacturing company. Total industrial service sales, which include Metal Reclamation and Mill Services Group and Infrastructure and Construction Group service businesses, principally scaffolding services and railway maintenance of way services, were $585.3 million in 1997 and $567.7 million in 1996, or approximately 48% and 49% of net sales, respectively. The total manufacturing sales for 1997 were $638.7 million or approximately 52% of net sales, which includes sales from the Infrastructure and Construction Group and the Process Industry Products Group. The total manufacturing sales for 1996 were $582.5 million or approximately 51% of net sales.

The operating profit for industrial services for 1997 was $75.9 million compared with $74.2 million in 1996, or approximately 54% and 56% respectively, of total Group operating profit. The operating profit from manufacturing for 1997 was $64.3 million compared with $58.9 million in 1996, which is approximately 46% and 44%, respectively, of total Group operating profit.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)


Safe Harbor Statement:

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

ITEM 2. CHANGES IN SECURITIES

On June 24, 1997, the Company adopted a revised Shareholder Rights Plan to replace the Company's 1987 Rights Plan at its expiration on September 28, 1997. To implement the new Plan, the Board declared a dividend to shareholders of record on September 28, 1997, of one Right for each share of common stock, which under certain circumstances entitles the holder to purchase 1/100th of a share of Harsco Junior Participating Cumulative Preferred Stock at an exercise price of $150. Initially, the Rights are attached to the shares of common stock and are not exercisable. Details concerning the potential exercisability of the Rights and the other provisions of the Plan are provided in the Company's Form 10-Q for the period ending June 30, 1997, and the Form 8-A filed by the Company with the Securities and Exchange Commission on September 26, 1997.

ITEM 5. OTHER INFORMATION

DIVIDEND ACTION:

On September 23, 1997, Harsco Corporation announced that the Board of Directors declared a quarterly cash dividend of 20 cents per share, payable November 14, 1997, to shareholders of record on October 15, 1997.

ITEM 6(a). EXHIBITS

The following exhibits are attached:

a.) Exhibit No. 2 Agreements for Sale of United Defense, L.P. - Incorporated by reference to 8-K filed October 16, 1997.

b.) Exhibit No. 4 Shareholder Rights Agreement dated as of September 28, 1997 - Incorporated by reference to Form 8-A filed September 26, 1997.

c.)      Exhibit No. 11 Computation of Fully Diluted Net Income Per Common
         Share.

d.)      Exhibit No. 12 Computation of Ratios of Earnings to Fixed Charges.

e.)      Exhibit No. 27 Financial Data Schedule.

ITEM 6(b) REPORTS ON FORM 8-K

a.) An 8-K was filed on September 3, 1997 announcing the signing of a definitive agreement for the sale of United Defense, L.P. to the Carlyle Group.

b.) An additional 8-K was filed on October 16, 1997 related to the completion of the sale of United Defense, L.P. on October 6, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   HARSCO CORPORATION
                                                      (Registrant)



DATE     October 28, 1997               /S/ Leonard A. Campanaro
    ---------------------------         ----------------------------------------
                                            Leonard A. Campanaro
                                            Senior Vice President and
                                            Chief Financial Officer


DATE     October 28, 1997               /S/ Salvatore D. Fazzolari
    ---------------------------         ----------------------------------------
                                            Salvatore D. Fazzolari
                                            Vice President and Controller

                                 EXHIBIT INDEX
                                 -------------


Exhibit No. 2    Agreements for Sale of United Defense, L.P. -
                 Incorporated by reference to 8-K filed October 16, 1997.

Exhibit No. 4    Shareholder Rights Agreement dated as of September 28,
                 1997 - Incorporated by reference to Form 8-A filed September
                 26, 1997.

Exhibit No. 11   Computation of Fully Diluted Net Income Per Common
                 Share.

Exhibit No. 12   Computation of Ratios of Earnings to Fixed Charges.

Exhibit No. 27   Financial Data Schedule.