Form 10-K405
period 1997-12-31
HARSCO CORP
filed 1998-03-24
CIK 45876

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 1997    Commission file number   1-3970
                          -----------------                          -----------

                               HARSCO CORPORATION
                              --------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                            23-1483991
                   --------                            ----------
        (State or other jurisdiction of (I.R.S. employer identification number) incorporation or organization)
            Camp Hill, Pennsylvania                    17001-8888
            -----------------------                    ----------
       (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code         717-763-7064
                                                           ------------

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
     Title of each class                              on which registered
------------------------------------------          --------------------------
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

                  YES  /X/          NO   / /

The aggregate market value of the Company's voting stock held by non-affiliates of the Company as of February 28, 1998 was $1,957,477,988.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Classes                          Outstanding at February 28, 1998
             -------                          --------------------------------
Common stock, par value $1.25 per share                   46,745,743
Preferred stock purchase rights                           46,745,743


                       Documents Incorporated by Reference

Selected portions of the Notice of 1998 Meeting and Proxy Statement are Incorporated by Reference in Part III of this Report.

The Exhibit index (Item No. 14) is located on pages 72 to 76.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES

                         INFORMATION REQUIRED IN REPORT

                                    --------

                                     PART I


Item 1.       Business:

(a)    Description of Business:

Harsco Corporation ("the Company") is a diversified industrial services and engineered products company. The principal lines of business are: industrial mill services that are provided to steel producers in 30 countries, including the United States; scaffolding services to the industrial maintenance and construction markets primarily in North America; railway maintenance of way equipment and services that are provided to worldwide railroads; gas control and containment products for customers worldwide; and several other lines of business including, but not limited to, industrial grating and bridge decking, industrial pipe fittings, process equipment, slag abrasives and roofing granules. The Company's operations fall into three Operating Groups: Metal Reclamation and Mill Services; Process Industry Products and Infrastructure and Construction. The Company has over 300 locations in 31 countries, including the United States.

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

In 1997, the Company sold its 40% interest in United Defense, L.P., completing its strategic exit from the Defense business. The sale resulted in pre-tax cash proceeds to the Company of $344 million and resulted in an after tax gain on the sale of $150 million after taking into account certain retained liabilities from the partnership and estimated post closing net worth adjustments, as well as pre-partnership formation contingencies and other defense business contingencies.

The operations of the Company in any one country, except the United States, do not account for more than 10% of sales. No single customer or group under common control represented 10% or more of the Company's sales during 1997, 1996, and 1995. There are no significant intergroup sales.

(b)    Financial Information about Industry Groups:

Financial information concerning Industry Groups is included in Note 16 to the Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data".

(c)    Narrative Description of Business:

       (1) A narrative description of the businesses by Operating Group is as follows:

Metal Reclamation and Mill Services

This Group provides specialized services to steel producers and non-ferrous metallurgical industries worldwide. The services provided include metal reclamation; slag processing, marketing, and disposal; scrap management and handling; cleaning of slag pits; handling of raw material, steel slabs, and molten slag; filling and grading of specified areas; and the renting of various types of plant equipment. Highly specialized recovery and cleaning equipment, installed and operated on the property of steel producers, together with standard materials handling equipment, including drag lines, cranes, bulldozers, tractors, hauling equipment, lifting magnets and buckets, are employed to reclaim metal. The customer uses this metal in lieu of steel scrap and makes periodic payments to the Company based upon the amounts of metal reclaimed. The nonmetallic residual slag is graded into various sizes at on-site Company-owned processing facilities and sold commercially. Graded slag is used as an aggregate material in asphalt paving applications, railroad ballast and building blocks. The Company also provides in-plant transportation and other specialized services, including slab management systems, general plant services, and recycling technology. Similar services are also provided to non-ferrous metallurgical industries, such as aluminum, copper, and nickel.

This Group includes the Eastern and Western Regions of the Heckett MultiServ Division, which operates in 30 countries on six continents.

For 1997, the percentage of consolidated net sales for metal reclamation and mill services was 38%.

Process Industry Products

Major product classes in this Group are gas containment and control equipment, industrial pipe fittings and process equipment.

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

Under the valves and regulators product line, an innovative propane cylinder valve for 20-pound cylinders on gas grills continues to gain in the market place. This propane valve is the barbecue grill standard for the industry, because of its improved safety and convenience. The Sherwood line of scuba equipment is among the world's most respected and reliable diving equipment for both professional and vacation divers.

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

The Company is a major supplier of industrial pipe fittings and related products for the plumbing, hardware and energy industries and produces a variety of product lines, including forged and stainless steel fittings, conduit fittings, standard pressure fittings, swage nipples and couplings.

At the end of 1997, the Company acquired an emerging firm which specializes in providing advanced technologies and services for the handling and disposal of medical wastes.

For 1997, percentages of consolidated net sales of certain product classes were as follows: gas containment and control, 21%; process equipment, 8%; and industrial pipe fittings, 7%.

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

The Company's product class of railway maintenance of way equipment and services includes specialized track maintenance equipment used by private and government-owned railroads and urban transit systems worldwide. The equipment manufactured by the Company includes ballast tamping machines; ballast regulators and brooms; tie inserters and removers; spike drivers, pullers, and reclaimers; and other systems used in the construction and maintenance of track and railbeds. The Company's railway maintenance of way services include the Tie Masters(TM)program, which provides day-to-day management and equipment for the railway's tie renewal and equipment maintenance work, including training the railway's tie and surface gang personnel to operate the equipment.

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

The Company's slag abrasives and roofing granules are produced from utility coal slag at a number of locations throughout the United States. Slag abrasives are used for industrial surface preparation, such as rust removal and cleaning of bridges, ship hulls, and various structures. Roofing granules are sold to residential roofing shingle manufacturers.

For 1997, percentages of consolidated net sales of certain product classes were as follows: scaffolding, shoring and concrete forming equipment, 8%; railway maintenance of way services and equipment, 8%; industrial grating and bridge decking, 7%; and roofing granules and slag abrasives, 3%.

         (1) (i) The products and services of Harsco can be divided into a number of classes. The product classes that contributed 10% or more as a percentage of consolidated net sales in any of the last three fiscal years are as set forth in the following table.

                                                         1997           1996           1995
                                                         ----           ----           ----
         Metal Reclamation and Mill Services              38%            39%            40%
         Gas Control and Containment Equipment            21%            19%            18%

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

         (1) (v) Harsco furnishes building products and materials and a wide variety of specialized equipment for commercial, industrial, public works and residential construction which are seasonal in nature. In 1997, construction related operations accounted for 12% of total sales.

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

         (1) (viii) Backlog of orders stood at $225,575,000 and $211,734,000 as of December 31, 1997 and 1996, respectively. It is expected that approximately 20% of the total backlog at December 31, 1997, will not be filled during 1998. There is no significant seasonal aspect to the Company's backlog. Backlog for scaffolding, shoring and forming equipment, and for roofing granules and slag abrasives are not included in the total backlog, because they are generally not quantifiable. Contracts for the Metal Reclamation and Mill Services Group are also excluded from the total backlog.

         (1) (ix) At December 31, 1997, the Company had no material contracts that were subject to renegotiation of profits or termination of the contracts at the election of the Government.

         (1) (x) The various fields in which the Company operates are highly competitive and the Company encounters active competition in all of its activities from both larger and smaller companies who produce the same or similar products or services or who produce different products appropriate for the same uses.

         (1) (xi) The expense for internal product improvement and product development activities was $6,090,000, $5,108,000, and $4,876,000 in 1997, 1996,
and 1995, respectively.

         (1) (xii) The Company has become subject, as have others, to increasingly stringent air and water quality control legislation. In general, the Company has not experienced substantial difficulty in complying with these environmental regulations in the past and does not anticipate making any major capital expenditures for environmental control facilities. While the Company expects that environmental regulations may expand, and its expenditures for air and water quality control will continue, it cannot predict the effect on its business of such expanded regulations. For additional information regarding environmental matters see Note 10 to the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data".

         (1) (xiii) As of December 31, 1997, the Company had approximately 14,600 employees.

(d)    Financial Information about Foreign and
       Domestic Operations and Export Sales:

Financial information concerning foreign and domestic operations and export sales is included in Note 16 to the Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data".


Item 2.       Properties:

Information as to the principal plants owned and operated by the Company is summarized in the following table:

                                           Floor Space
Location                                   (Sq. Ft.)                Principal Products
--------                                   ---------                ------------------
Infrastructure and Construction:

Fairmont, Minnesota                          312,000                Railroad Equipment
West Columbia, South Carolina                224,000                Railroad Equipment
Nottingham, England                           30,000                Railroad Equipment
Brendale, Australia                           20,000                Railroad Equipment

Nashville, Tennessee                         246,000                Grating
Nashville, Tennessee                          87,000                Grating
Charlotte, North Carolina                     23,000                Grating
Madera, California                            48,000                Grating
Leeds, Alabama                                51,000                Grating
Cheswick, Pennsylvania                        56,000                Grating
Channelview, Texas                            86,000                Grating
Marlboro, New Jersey                          30,000                Grating
Queretaro, Mexico                             63,000                Grating

Marion, Ohio                                 135,000                Construction Equipment

Moundsville, West Virginia                    11,000                Roofing Granules/Abrasives
Drakesboro, Kentucky                          38,000                Roofing Granules
Gary, Indiana                                 15,000                Roofing Granules/Abrasives

                                         Floor Space
Location                                 (Sq. Ft.)                Principal Products
--------                                 ---------                ------------------
Process Industry Products:

West Jefferson, Ohio                       148,000                Pipe Fittings
Crowley, Louisiana                         172,000                Pipe Fittings
Houston, Texas                              26,000                Pipe Fittings
Chicago, Illinois                           35,000                Pipe Fittings
Hamden, Connecticut                         47,000                Pipe Fittings
Vanastra, Ontario, Canada                   55,000                Pipe Fittings

East Stroudsburg, Pennsylvania             172,000                Process Equipment
Port of Catoosa, Oklahoma                  131,000                Heat Exchangers
Tulsa, Oklahoma                             41,000                Fractionation Trays
Tulsa, Oklahoma                             13,000                Fractionation Trays
Sapulpa, Oklahoma                           68,000                Heat Exchangers
Birmingham, Alabama                        133,000                Wear Products
Bilston, England                            39,000                Fractionation Trays

Lockport, New York                         104,000                Valve Manufacturing
Niagara Falls, New York                     66,000                Valve Manufacturing

Jessup, Georgia                             43,000                Propane Tanks
Jessup, Georgia                             62,000                Propane Tanks
Bloomfield, Iowa                            40,000                Propane Tanks
West Jordan, Utah                           30,000                Propane Tanks
Pomona, California                          56,000                Composite Pressure Vessels
Gardena, California                         26,000                Composite Pressure Vessels
Harrisburg, Pennsylvania                   317,000                Cylinders
Huntsville, Alabama                        270,000                Acetylene Tanks
Theodore, Alabama                          305,000                Cryogenic Storage Vessels
Husum, Germany                              61,000                Cryogenic Storage Vessels
Shah Alam, Malaysia                         25,000                Cryogenic Storage Vessels
Shah Alam, Malaysia                         29,000                Cylinders
Beijing, China                             134,000                Cryogenic Storage Vessels

The Company also operates the following plants which are leased:

                                                                                              Expiration
                                              Floor Space         Principal                     Date of
Location                                       (Sq. Ft.)          Products                      Lease
--------                                      -----------         ---------                   -----------

Infrastructure and Construction:

Tulsa, Oklahoma                                  10,000           Grating                      02/28/99

Process Industry Products:

Lansing, Ohio                                    67,000           Pipe Fittings                01/31/03

Cleveland, Ohio                                  50,000           Brass Castings               09/30/98

Harrisburg, Pennsylvania                        110,000           Medical Waste Disposal       05/31/07


The Company operates from a number of other plants, branches, warehouses and offices in addition to the above. In particular, the Company has over 185 locations related to metal reclamation in thirty countries, however since these facilities are on the property of the steel mill being serviced they are not listed. The Company considers all of its properties to be in satisfactory condition.


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

                                     PART II


Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters:

On November 19, 1996, the Board of Directors declared a two-for-one stock split on the Company's common stock. One additional share was issued for each share of common stock held by shareholders of record as of the close of business on January 15, 1997. New shares were distributed on February 14, 1997.

Harsco common stock is traded on the New York, Pacific, Boston, and Philadelphia Stock Exchanges under the symbol HSC. At the end of 1997, there were 46,976,130 shares outstanding on a post-split basis. In 1997, the stock traded in a range of $47 7/8 - $33 1/4 (on a post-split basis) and closed at $43 1/8 at year-end. At December 31, 1997 there were approximately 19,000 shareholders. For additional information regarding Harsco common stock market price and dividends declared, see the Common Stock Price and Dividend Information under Part II,
Item 8, "Financial Statements and Supplementary Data".

Item 6.       Selected Financial Data

FIVE-YEAR STATISTICAL SUMMARY
(ALL DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       1997              1996            1995             1994          1993(DELTA)
                                                       ----              ----            ----             ----          -----------
INCOME STATEMENT INFORMATION

    Net sales                                     $  1,627,478      $  1,557,643    $  1,495,466    $  1,357,715    $    960,176(e)

    Income from continuing operations before
    interest, income taxes, minority interest,
    and cumulative effect of accounting changes        179,888           166,057         131,019         114,593          82,504

    Income from continuing operations before
    cumulative effect of accounting changes            100,400            83,903          61,318          46,111          39,046(a)

    Income from discontinued defense business           28,424(g)         35,106          36,059          40,442          41,770

    Gain on disposal of discontinued defense
    business                                           150,008              --              --              --              --

    Net income                                         278,832           119,009          97,377          86,553          87,618

FINANCIAL POSITION INFORMATION

    Working capital                               $    341,160      $    214,519    $    145,254    $    254,338    $    182,756

    Total assets                                     1,477,188         1,324,419       1,310,662       1,314,649       1,427,612

    Long-term debt                                     198,898           227,385         179,926         340,246         364,869

    Total debt                                         225,375           253,567         288,673         365,984         428,378

    Depreciation and amortization                      116,539           109,399         104,863          99,589          74,808

    Capital expenditures                               143,444           150,294         113,895          90,928          83,395

    Cash provided by operating activities              148,541(f)        217,202         258,815         161,395         232,220

    Cash provided (used) by investing activities       196,545(f)       (153,225)        (97,331)        (73,150)       (397,666)

    Cash provided (used) by financing activities      (167,249)          (92,944)       (128,068)       (103,040)        173,555

RATIOS

    Return on net sales(1)                                 7.9%              7.6%            6.5%            6.4%            5.7%(a)

    Return on average equity(2)                           18.4%             18.2%           15.9%           15.7%           17.3%

    Return on average assets(3)                           17.1%             16.8%           14.6%           13.5%           13.4%(a)

    Current ratio                                        1.9:1             1.7:1           1.4:1           1.9:1           1.4:1

    Percent of total debt to capital(4)                   22.4%             27.1%           31.6%           38.6%           45.0%

PER SHARE INFORMATION (c)

    Income from continuing operations             $       2.06      $       1.68    $       1.21    $        .92    $        .78(a)

    Income from discontinued defense
      business                                             .58(g)            .71             .72             .80             .83

    Gain on disposal of discontinued
      defense business                                    3.08              --              --              --              --

    Income before cumulative effect of
      accounting changes                                  5.72              2.39            1.93            1.72            1.61(a)

    Shareholders' equity                                 16.64             13.73           12.49           11.54           10.48

    Cash dividends declared                                .82               .77             .75             .71             .70

OTHER INFORMATION

    Average number of shares outstanding (c) .      48,754,212        49,894,515      50,504,707      50,230,321      50,072,646

    Number of employees                                 14,600            14,200          13,200          13,000          14,200

    Backlog(d)                                    $    225,575      $    211,734    $    157,129    $    160,703    $    146,751(b)

FIVE-YEAR STATISTICAL SUMMARY


[DELTA] Includes MultiServ International, N.V. since date of acquisition, August 31, 1993.

(a) Excludes cumulative effect of change in method of accounting for income taxes, which increased net income by $6.8 million, ($.14 per share).

(b) Excludes $397.9 million contributed to United Defense, L.P., a joint venture formed between Harsco and FMC Corporation, for comparative purposes with 1994.

(c) Reflects two-for-one stock split to shareholders of record January 15, 1997.

(d) Excludes the estimated value of long-term mill service contracts, which had an estimated value of $2.7 billion at December 31, 1997.

(e) Excludes the results of discontinued defense business. No restatement of net sales is required for 1994-1996 results because the discontinued operation was accounted for under the equity method during those years.

(f) Cash provided by operating activities for 1997 includes approximately $100 million of income taxes paid related to the gain on the disposal of the defense business, whereas the pre-tax cash proceeds are included under investing activities.

(g) Includes income through August 1997 (the measurement date) from discontinued defense business.


(1) "Return on net sales" is calculated by dividing income excluding the gain on disposal of discontinued defense business by net sales.

(2) "Return on average equity" is calculated by dividing income excluding the gain on disposal of discontinued defense business by quarterly weighted average equity.

(3) "Return on average assets" is calculated by dividing income excluding the gain on disposal of discontinued defense business before interest expense, income taxes and minority interest by quarterly weighted average assets.

(4) "Percent of total debt to capital" is calculated by dividing the sum of debt (short-term borrowings and long-term debt including current maturities) by the sum of equity and debt.

Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations:

FINANCIAL CONDITION

The major change in the Company's financial condition and liquidity in 1997 was the October 6, 1997 sale of its 40% limited partnership interest in United Defense, L.P. The sale resulted in pre-tax cash proceeds of $344 million which were recorded as investing activity. Net cash provided by operating activities was $148.5 million in 1997 compared with $217.2 million in 1996. This decrease is due to the approximately $100 million of income taxes paid under operating activities, related to the gain on the sale of the defense business, whereas the proceeds from the sale are required to be presented as a pretax amount under investing activity. During 1997, cash distributions, which were principally from the divested share of the Company's defense interest, of $49.1 million were received from unconsolidated entities compared with $38.5 million in 1996. After adjusting for taxes related to the sale of the discontinued defense business, cash provided by operating activities would have been approximately $249 million in 1997.

Capital expenditures for 1997 were $143.4 million, compared with the record of $150.3 million in 1996, reflecting the Company's continuing program to support internal growth, and to improve productivity and product quality. Capital expenditures during the past three years averaged $135.9 million. Proceeds from the sale of property, plant and equipment in 1997 provided $14.4 million in cash compared with $4.9 million in 1996. Cash from investing activity also included $8.5 million expended for the acquisition at year end of Bio-Oxidation Inc., a provider of advanced technologies and management services for the disposal of medical waste. Cash used for financing activities for 1997 included a net decrease in debt of $18.9 million and $39.1 million of cash dividends paid on common stock.

The Company has maintained a policy of reacquiring its common stock in unsolicited open market or privately-negotiated transactions at prevailing market prices for several years. In January 1997, the Board of Directors authorized the purchase, over a one-year period, of up to 2,000,000 shares of the Company's common stock. In November 1997, the Board authorized the purchase of an additional 2,000,000 shares. The total number of shares purchased under these programs in 1997 was 2,938,741 shares of common stock for approximately $120.5 million. Cash and cash equivalents increased $175.7 million to $221.6 million at December 31, 1997.

Other matters which could affect cash flows in the future are discussed under
Note 10 to the Consolidated Financial Statements, "Commitments and
Contingencies."

The Company continues to maintain a good financial position, with net working capital of $341.2 million, an increase from the $214.5 million at December 31, 1996. Current assets amounted to $713.7 million, and current liabilities were $372.5 million, resulting in a current ratio of 1.9 to 1, up from 1.7 to 1 at December 31, 1996. With total debt of $225.4 million and equity of $781.7 million at December 31, 1997, the total debt as a percent of capital was 22.4%, compared with 27.1% at December 31, 1996.

The stock price range during the year was 33 1/4 - 47 7/8. The Company's book value per share at December 31, 1997 was $16.64, compared with $13.73 at December 31, 1996. The Company's return on average equity, excluding the gain on the disposal of the discontinued defense business, for 1997 was 18.4%, compared with 18.2% for the year 1996. The return on average assets, excluding the gain, was 17.1%, compared with 16.8% for the year 1996. The return on average capital, excluding the gain, for 1997 was 14.6%, compared with 14.1% for the year 1996.

The Company has available through a syndicate of banks a $400 million multi-currency five-year revolving credit facility, extending through July 2001. This facility serves as a back-up to the Company's commercial paper program. As of December 31, 1997, there were no borrowings outstanding under this facility.

The Company has a U.S. commercial paper borrowing program under which it can issue up to $300 million of short-term notes in the U.S. commercial paper market. In addition, the Company has a 3 billion Belgian franc program, equivalent to approximately U.S. $81 million. The Belgian program will be used to borrow a variety of Eurocurrencies in order to fund the Company's European operations. The Company limits the aggregate commercial paper and syndicated credit facility borrowings at any one time to a maximum of $400 million. At December 31, 1997, the Company had $30.8 million of commercial paper debt outstanding under the commercial paper programs.

The Company's outstanding long-term notes are rated A by Standard & Poor's, A by Fitch IBCA and A-3 by Moody's. The Company's commercial paper is rated A-1 by Standard & Poor's, F-1 by Fitch IBCA and P-2 by Moody's. The Company also has on file with the Securities and Exchange Commission a Form S-3 shelf registration for the possible issuance of up to an additional $200 million of new debt securities, preferred stock or common stock.

As indicated by the above, the Company's financial position and debt capacity should enable it to meet its current and future requirements. As additional resources are needed, the Company should be able to obtain funds readily and at competitive costs.

RESULTS OF OPERATIONS
1997 COMPARED WITH 1996

Revenues from continuing operations for 1997 were $1.63 billion, 4% above 1996. The increase was due principally to higher product sales of gas control and containment equipment, which included an acquisition in April of 1996. Higher product sales were also recorded for process equipment, pipe fittings, grating, and railway maintenance of way equipment. In addition, service sales in metal reclamation and mill services increased despite being adversely affected by the strengthening of the U.S. dollar, particularly against European currencies, as well as the divesting of certain non-core businesses in Europe in April of 1996. Service sales for scaffolding, shoring and forming equipment, as well as railway maintenance contract services, also increased. Excluding the adverse effect of the strengthening U.S. dollar, revenues from continuing operations for 1997 were 7% above 1996.

Cost of products sold increased, principally due to higher volume which included an acquisition in 1996. Cost of services sold also increased as a result of increased sales of services. Selling, general and administrative expenses increased, as a result of higher compensation costs and sales commissions, as well as the inclusion of an acquired company.

Income from continuing operations before income taxes and minority interest was up 13% from 1996 due to improved performance. Higher earnings from continuing operations in 1997 were due principally to higher results for metal reclamation and mill services, as well as gas control and containment equipment. Income from grating also increased, but to a lesser extent. These items were partially offset by lower results for process equipment and railway maintenance of way equipment and contract services, as well as a $1.4 million pre-tax provision ($.02 earnings per share) for an impairment loss arising from the disposal of the Company's shell and tube business. Interest expense decreased as a result of the continued reduction of the Company's outstanding debt and average interest rate. The effective income tax rate for continuing operations for 1997 was 38%, versus 41% in 1996. The reduction in the income tax rate is primarily due to lower effective tax rates on United States earnings.

Income from continuing operations of $100.4 million for 1997 was up 20% from 1996. Income per common share from continuing operations was $2.06, up 23% from the $1.68 recorded in 1996.

Income from discontinued operations, which is the after-tax results of the Company's divested defense business through August 1997, was below the results recorded in 1996, which reflected a full year's results. Income per common share from discontinued operations was $.58, which was below 1996. A $150.0 million after-tax gain ($3.08 earnings per share) was recorded in conjunction with the disposal of the Company's defense business.

Net income of $278.8 million, which included the gain on the disposal of the Company's defense business was up significantly from 1996, which had been the highest performance in the history of the Company. Net income per common share was $5.72, up significantly from 1996.

Sales of the Metal Reclamation and Mill Services Group, at $616.5 million, were above 1996, despite the strengthening of the U.S. dollar, principally against certain European currencies, and the divesting of certain non-core businesses in Europe in April of 1996. Sales for the Process Industry Products Group, at $586.5 million, were higher than 1996 due principally to increased sales of gas control and containment equipment, which included an acquisition in April of 1996. Sales for the Infrastructure and Construction Group, at $424.5 million, which included higher sales for most product classes, were above last year.

Operating profit, excluding the effect of items relating to facilities discontinuance and reorganization costs, for the Metal Reclamation and Mill Services Group, at $93.3 million, exceeded 1996 despite the adverse effects of the strong U.S. dollar. Operating profit in 1997 of $93.5 million, including the effect of facilities discontinuance and reorganization costs, for the Group was up 11% from 1996. Operating profit, excluding the effect of items relating to facilities discontinuance and reorganization costs, for the Process Industry Products Group, at $59.0 million, was above the prior year and reflected principally higher results for gas control and containment equipment, which included an acquisition and more than offset lower income for process equipment. Operating profit in 1997 of $57.2 million, including the effect of facilities discontinuance and reorganization costs, for the Group was up 3% from 1996. The Infrastructure and Construction Group posted an operating profit, excluding the effect of items relating to facilities discontinuance and reorganization costs, of $41.5 million, which was below the $42.8 million recorded in 1996, due principally to lower results for railway maintenance of way equipment and contract services. After including the effect of facilities discontinuance and reorganization costs, operating profit of $41.2 million was slightly below the amount recorded in 1996.

In addition to the Group reporting noted above, the Company views itself as a diversified industrial services and engineered products company. Total industrial service sales, which include the Metal Reclamation and Mill Services Group and Infrastructure and Construction Group service businesses, principally scaffolding services and railway maintenance of way services, were $782.4 million in 1997 and $761.5 million in 1996, or approximately 48% and 49% of net sales, respectively. The total engineered products sales for 1997 were $845.1 million or approximately 52% of net sales, which includes sales from the Infrastructure and Construction Group and the Process Industry Products Group. The total engineered products sales for 1996 were $796.1 million or approximately 51% of net sales.

The operating profit, excluding the effect of items relating to facilities discontinuance and reorganization costs, for industrial services for 1997 was $107.1 million compared with $100.4 million in 1996, which is approximately 55% of total Group operating profit for each year. The operating profit, excluding the effect of items relating to facilities discontinuance and reorganization costs, from engineered products for 1997 was $86.7 million compared with $83.4 million in 1996, which is approximately 45% of total Group operating profit for each year.

The operating profit, including the effect of expense items relating to facilities discontinuance and reorganization costs, for industrial services for 1997 was $107.8 million compared with $99.1 million in 1996, or approximately 56% and 55%, respectively, of total Group operating profit. The operating profit, including the effect of expense items relating to facilities discontinuance and reorganization costs, from engineered products for 1997 was $84.1 million compared with $82.3 million in 1996, which is approximately 44% and 45%, respectively, of total Group operating profit.

1996 COMPARED WITH 1995

Revenues from continuing operations for 1996 were $1.56 billion, 4% above 1995. The increase was due principally to higher sales for gas control and containment equipment and metal reclamation and mill services, which included the consolidation of a subsidiary in South Africa that had previously been reflected as an equity investment. The Company acquired a majority ownership of the subsidiary in the fourth quarter of 1995. More than offsetting the South Africa consolidation was the divesting of certain non-core European businesses in the Metal Reclamation and Mill Services Group during the fourth quarter of 1995 and April 1996. In addition, higher sales were recorded for railway maintenance of way equipment and services, scaffolding, shoring and forming equipment, roofing granules and slag abrasives, pipe fittings and to a lesser extent grating. Increased sales were also due in part to an acquisition made in 1996. These increases were partially offset by the effect of ceasing school bus operations in June 1995. Sales also decreased, but to a lesser extent, due to the strengthening of the U.S. dollar, principally against certain European currencies.

Cost of sales increased primarily due to higher volume, but at a rate less than the increase in sales. Selling, general and administrative expenses increased, principally as a result of higher compensation costs and the inclusion of acquired companies.

Income from continuing operations before income taxes and minority interest for 1996 was up 38% from 1995. Higher earnings in 1996 reflect higher operating results for pipe fittings, gas control and containment equipment, roofing granules and abrasives, railway maintenance of way equipment and services, and metal reclamation and mill services. Increased income was also due in part to an acquisition made in 1996. Scaffolding, shoring and forming equipment recorded lower earnings in 1996. On a comparative basis, unfavorably affecting 1995's results were losses arising from the school bus business, which ceased operations in June that year. The Company recorded in 1995 a pre-tax provision of $2.1 million for the valuation of the remaining school bus operation plant and equipment and $3 million in termination and other exit costs. 1995 also included a $13.5 million non-cash pre-tax charge ($0.16 after-tax earnings per share) arising from the settlement of a Federal Excise Tax reimbursement claim with the U.S. Government. Income benefited in 1995 from the effect of a pre-tax $6.6 million net foreign currency translation exchange gain arising from the decline in the U.S. dollar against certain European currencies, which more than offset a pre-tax $3.4 million foreign currency translation exchange loss due to the devaluation of the Mexican peso. Interest expense decreased as a result of the continued reduction of the Company's outstanding debt and average interest rate. The effective income tax rate for 1996 at 41% was lower than the 1995 rate of 42%.

Income from continuing operations of $83.9 million for 1996 was up 37% from 1995. Income per common share from continuing operations was $1.68, up 39% from the $1.21 which was recorded in 1995.

Income from discontinued operations which is the after-tax results of the Company's divested defense business was $.71 per common share in 1996, down slightly from $.72 in 1995.

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

Operating profit in 1996 of $85.2 million, excluding the effect of expense items relating to facilities discontinuance and reorganization costs for the Metal Reclamation and Mill Services Group, was ahead of 1995, which included $3.4 million of foreign currency translation exchange losses due to the devaluation of the Mexican peso. The increase also includes higher income in 1996 due to the consolidation of a subsidiary in South Africa, beginning October 1995. Operating profit in 1996 of $84.2 million, including the effect of facilities discontinuance and reorganization costs, for the Group was up 9% from 1995. The Infrastructure and Construction Group posted an operating profit of $42.8 million, excluding the effect of expense items relating to facilities discontinuance and reorganization costs. Operating profit increased from 1995, which included losses arising from the school bus operation. Additionally, improved results for roofing granules and slag abrasives, as well as railway maintenance of way equipment and services, contributed to the higher operating profit of the Group. After including the effect of facilities discontinuance and reorganization costs, operating profit of $41.8 million was more than two times the amount recorded in 1995, which included $17.6 million of pre-tax facilities discontinuance and reorganization costs due principally to a $13.5 million non-cash pre-tax charge arising from the settlement of a Federal Excise Tax reimbursement claim with the U.S. Government. Operating profit for the Process Industry Products Group, at $55.8 million, was up 21% from last year, and reflected higher earnings for all product classes, principally gas control and containment equipment, which included an acquisition made in 1996, and pipe fittings.

In addition to the Group reporting noted above, the Company views itself as a diversified industrial services and engineered products company. Total industrial service sales, which include Metal Reclamation and Mill Services Group and Infrastructure and Construction Group service businesses, principally scaffolding services and railway maintenance of way services, were $761.5 million in 1996 and $745.3 million in 1995, or approximately 49% and 50% of net sales in 1996 and 1995, respectively. The total engineered products sales for 1996 were $796.2 million or approximately 51% of net sales, which includes sales from the Infrastructure and Construction Group and the Process Industry Products Group. The total engineered products sales for 1995 were $750.1 million, approximately 50% of net sales.

The operating profit, excluding the effect of expense items relating to facilities discontinuance and reorganization costs, for industrial services for 1996 was $100.4 million compared with $96.5 million in 1995, or approximately 55% and 59%, respectively, of total Group operating profit. The operating profit, excluding the effect of expense items relating to facilities discontinuance and reorganization costs, from engineered products for 1996 was $83.4 million compared with $65.8 million in 1995, which is approximately 45% and 41%, respectively, of total Group operating profit.

The operating profit, including the effect of expense items relating to facilities discontinuance and reorganization costs, for industrial services for 1996 was $99.1 million compared with $93.8 million in 1995, or approximately 55% and 66%, respectively, of total Group operating profit. The operating profit, including the effect of expense items relating to facilities discontinuance and reorganization costs, from engineered products for 1996 was $82.3 million compared with $47.8 million in 1995, which is approximately 45% and 34%, respectively, of total Group operating profit.

RESEARCH AND DEVELOPMENT

The Company invested $6.1 million in internal research and development programs in 1997. Internal funding for the Infrastructure and Construction Group amounted to $3.2 million, primarily for railway maintenance of way equipment and services. Expenditures for the Metal Reclamation and Mill Services and Process Industry Products Groups were $1.5 million and $1.4 million, respectively. Total internal research and development spending of $6.1 million increased 20% above the $5.1 million spent in 1996.

BACKLOG

The Infrastructure and Construction Group backlog at December 31, 1997 was $116.9 million which increased 24% over December 31, 1996, due principally to increases in railway maintenance of way services and equipment. The year-end backlog for the Process Industry Products Group was $108.6 million, down 7% from December 31, 1996, due primarily to decreases in gas control and containment, and to a lesser extent, process equipment. Backlog for scaffolding, shoring and forming equipment, and for roofing granules and slag abrasives are not included in the Infrastructure and Construction Group's total backlog, because they are generally not quantifiable. Contracts for the Metal Reclamation and Mill Services Group are also excluded from the total backlog. These contracts, have an estimated value of $2.7 billion at year-end, which increased approximately 4% over December 31, 1996.

OUTLOOK FOR 1998

The record results for 1997 met the Company's internal goals and forecasts, as well as the consensus estimates of the broader financial community. We fully expect to meet our 1998 objectives through the ongoing growth of our repositioned core businesses. The continued strength of the U.S. dollar and, while minimal for Harsco, the current economic uncertainties of the Asian markets, do not undermine our confidence.

Central to Harsco's objectives for growth is our increasing concentration on long-term, service-based relationships. Foremost is the metal reclamation and mill services business, where our leadership in this highly competitive industry continues to be built on long-term, renewable contracts.

We expect metal reclamation and mill services to expand further in 1998, with both new customers and broader product service offerings to existing customers. This revenue growth, combined with ongoing cost saving and productivity initiatives, should again yield improved results. We expect to offer more scaffolding services to the construction and industrial maintenance markets as our new Sprint(R) scaffolding line becomes more recognized in the industry. Further, we anticipate the expansion of services in the railway maintenance of way market, led by a broadening of our Tie Masters(TM) program with a fourth operating crew to be added in 1998. We anticipate growth from our engineered products businesses, led by the rapid expansion of our gas containment and control business through acquisitions and internal growth programs. The process equipment businesses should also be a major contributor. Capital expenditures in 1998 are expected to exceed $150 million, as we further pursue internal growth opportunities.

Subject to major economic, political and foreign currency changes, we believe that our operations will achieve our goals for returns on capital, assets and equity. Cash flows from operating activities are expected to reach approximately $220 million. We expect to further improve our debt-to-capital ratio, excluding the impact of major acquisitions, and fulfill our other stated financial objectives, while investing appropriately for sustainable growth in our businesses.

DIVIDEND ACTION

The Company paid four quarterly cash dividends of $.20 cents per share in 1997, for an annual rate of $.80. At the November meeting, the Board of Directors increased the dividend 10% to an annual rate of $.88 per share. On February 14, 1997, new shares were distributed as a result of the November 1996 meeting, at which the Board approved a two-for-one common stock split. The Board normally reviews the dividend periodically during the year and annually at its November meeting. There are no material restrictions on the payment of dividends.

Harsco is proud of its history of paying dividends. The Company has paid dividends each year since 1939. The February 1998 payment marked the 191st consecutive quarterly dividend paid at the same or at an increased rate. During the five-year period ended December 31, 1997, dividends paid were increased four times. In 1997, the dividend payout rate was 30.4%, excluding the $150 million gain on disposal of the discontinued defense business. Harsco is philosophically committed to maintaining or increasing the dividend at a sustainable level.

ENHANCING SHAREHOLDER VALUE

A guiding principle of the Company is to build a tradition of creating shareholder value. To that end, Harsco is striving to achieve a Return on Capital ("ROC") of 14% in 1998. Each Division's performance is also evaluated using the ROC measurement, which is calculated by dividing net income excluding after-tax interest expense charges by quarterly weighted average total debt and equity. In 1997, the Company's ROC was 14.6%, excluding the gain on disposal of the discontinued defense business. In addition to this key earnings-related measurement, incentive programs for both Division and Corporate managements are based on sales growth, operating cash flow and earnings per share goals. Harsco also has two other Corporate goals for 1998 - to consistently achieve a Return on Equity ("ROE") of 17% - 18% and a Return on Assets ("ROA") of 15% - 16%. In 1997, the Company's ROE was 18.4% and ROA was 17.1%, excluding the gain on disposal of the discontinued defense business. Enhanced shareholder value will be obtained by developing and maintaining lead industry positions in the markets served through the delivery of products and services that provide the best value to the customer.

YEAR 2000

The Company is taking steps to ensure its operations will not be adversely impacted by potential Year 2000 software failures. The Company has completed an initial assessment of its software and has identified software that is currently not Year 2000 ready. The majority of the software which is not Year 2000 ready will be updated through normal software upgrades and replacements. The Company is also working with external organizations that interact with the Company's business, such as suppliers and customers, to ensure that their systems are also Year 2000 ready. Based on its assessment, the Company believes that it is unlikely that the Year 2000 issues will have a material effect on the Company's operations, and that the cost of becoming Year 2000 ready will not have a material adverse effect on the Company's financial position or results of operations.

SAFE HARBOR STATEMENT

The nature of the Company's operations and the many countries in which it operates subject it to changing economic, competitive, regulatory, and technological conditions, risks, and uncertainties. In accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary remarks regarding important factors which, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. These include statements about our management confidence and strategies for performance; expectations for new and existing products, technologies, and opportunities; and expectations for market segment and industry growth.

These factors include, but are not limited to: (1) changes in the world-wide business environment in which the Company operates, including import, licensing and trade restrictions, currency exchange rates, interest rates, and capital costs; (2) changes in governmental laws and regulations, including taxes; (3) market and competitive changes, including market demand and acceptance for new products, services, and technologies; (4) effects of unstable governments and business conditions in emerging economies; and (5) other risk factors listed from time to time in the Company's SEC reports. The Company does not intend to update this information and disclaims any legal liability to the contrary.

                                     PART II

Item 8.       Financial Statements and Supplementary Data:

Index to Consolidated Financial Statements and Supplementary Data

                Consolidated Financial Statements of
                  Harsco Corporation:                                                          Page
                                                                                               ----
                  Report of Independent Accountants                                             23

                  Consolidated Balance Sheet
                    December 31, 1997 and 1996                                                  24

                  Consolidated Statement of Income
                    for the years 1997, 1996 and 1995                                           25

                  Consolidated Statement of Cash Flows
                     for the years 1997, 1996 and 1995                                          26

                  Consolidated Statement of Shareholders'
                    Equity for the years 1997, 1996 and 1995                                    27

                  Notes to Consolidated Financial Statements                               28 - 62

                Supplementary Data:

                  Two-Year Summary of Quarterly Results (Unaudited)                             63

                  Common Stock Price and Dividend Information                                   64

REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders of Harsco Corporation:

We have audited the accompanying consolidated balance sheets of Harsco Corporation and Subsidiary Companies as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harsco Corporation and Subsidiary Companies as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


/s/ Coopers & Lyband L.L.P.
Philadelphia, Pennsylvania
January 29, 1998, except as to Note 4 and
paragraph 6 of Note 10, for which the
date is March 4, 1998.

HARSCO CORPORATION
CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)
December 31                                                                                1997               1996
-----------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents......................................................  $   221,565       $    45,862
     Investments in debt securities.................................................       43,867            29,180
     Accounts receivable, net.......................................................      259,565           268,230
     Inventories....................................................................      135,154           126,018
     Other current assets...........................................................       53,501            39,256
-----------------------------------------------------------------------------------------------------------------------
              TOTAL CURRENT ASSETS..................................................      713,652           508,546
-----------------------------------------------------------------------------------------------------------------------

Property, plant and equipment, net..................................................      511,913           513,112
Cost in excess of net assets of businesses acquired, net                                  187,666           195,387
Net assets of discontinued operations...............................................            -            54,376
Other assets........................................................................       63,957            52,998
-----------------------------------------------------------------------------------------------------------------------
                                                                                      $ 1,477,188       $ 1,324,419
=======================================================================================================================

LIABILITIES
CURRENT LIABILITIES
     Short-term borrowings..........................................................  $    22,847       $    16,856
     Current maturities of long-term debt...........................................        3,630             9,326
     Accounts payable...............................................................      120,148           111,912
     Accrued compensation...........................................................       42,652            44,501
     Income taxes...................................................................       30,572             9,860
     Dividends payable..............................................................       10,335             9,920
     Other current liabilities......................................................      142,308            91,652
-----------------------------------------------------------------------------------------------------------------------
              TOTAL CURRENT LIABILITIES.............................................      372,492           294,027
-----------------------------------------------------------------------------------------------------------------------

Long-term debt......................................................................      198,898           227,385
Deferred income taxes...............................................................       36,954            34,182
Insurance liabilities...............................................................       33,389            38,876
Other liabilities...................................................................       53,753            48,662
-----------------------------------------------------------------------------------------------------------------------
                                                                                          695,486           643,132
-----------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, Series A junior participating cumulative preferred stock ..........           -                  -
Common stock, par value $1.25, issued 65,854,087 and
     65,458,202 shares, respectively................................................       82,318            81,823
Additional paid-in capital..........................................................       79,360            69,151
Cumulative translation adjustments..................................................      (49,677)          (25,476)
Unrealized investment (losses), net of deferred income taxes .......................          (28)                -
Cumulative pension liability adjustments............................................       (1,269)             (619)
Retained earnings...................................................................    1,033,770           794,473
-----------------------------------------------------------------------------------------------------------------------
                                                                                        1,144,474           919,352
Treasury stock, at cost (18,877,957 and 15,855,850 shares, respectively) ...........     (362,772)         (238,065)
-----------------------------------------------------------------------------------------------------------------------
                                                                                          781,702           681,287
-----------------------------------------------------------------------------------------------------------------------
                                                                                      $ 1,477,188       $ 1,324,419
=======================================================================================================================

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share amounts)
Years ended December 31                                                                1997            1996           1995
------------------------------------------------------------------------------------------------------------------------------
REVENUES
     Product sales............................................................    $    845,072    $   796,161    $   750,138
     Service sales............................................................         782,406        761,482        745,328
     Other....................................................................           1,643          1,495          4,393
------------------------------------------------------------------------------------------------------------------------------
         TOTAL REVENUES.......................................................       1,629,121      1,559,138      1,499,859
------------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
     Cost of products sold....................................................         645,044        604,144        576,404
     Cost of services sold....................................................         584,290        573,047        566,045
     Selling, general and administrative expenses ............................         211,231        207,502        198,706
     Research and development expenses........................................           6,090          5,108          4,876
     Facilities discontinuance and reorganization costs ......................           2,578          3,280         22,809
------------------------------------------------------------------------------------------------------------------------------
         TOTAL COSTS AND EXPENSES.............................................       1,449,233      1,393,081      1,368,840
------------------------------------------------------------------------------------------------------------------------------

         INCOME FROM CONTINUING OPERATIONS BEFORE
              INTEREST, INCOME TAXES AND MINORITY INTEREST....................         179,888        166,057        131,019

Interest income...............................................................           8,464          6,949          7,472
Interest expense..............................................................         (16,741)       (21,483)       (28,921)
------------------------------------------------------------------------------------------------------------------------------

         INCOME FROM CONTINUING OPERATIONS BEFORE
              INCOME TAXES AND MINORITY INTEREST .............................         171,611        151,523        109,570

Provision for income taxes....................................................          65,213         62,081         45,755
------------------------------------------------------------------------------------------------------------------------------

         INCOME FROM CONTINUING OPERATIONS BEFORE
              MINORITY INTEREST ..............................................         106,398         89,442         63,815

Minority interest in net income...............................................           5,998          5,539          2,497
------------------------------------------------------------------------------------------------------------------------------
         INCOME FROM CONTINUING OPERATIONS ...................................         100,400         83,903         61,318

Discontinued operations:
     Equity in income of defense business (net of income taxes
         of $14,082, $14,255, and $18,099, respectively)......................          28,424         35,106         36,059
     Gain on disposal of defense business (net of income taxes
         of $100,006).........................................................         150,008              -              -
------------------------------------------------------------------------------------------------------------------------------
NET INCOME....................................................................    $    278,832    $   119,009    $    97,377
==============================================================================================================================
Basic earnings per common share:
     Income from continuing operations........................................    $       2.06    $      1.68    $      1.21
     Income from discontinued operations......................................             .58            .71            .72
     Gain on disposal of discontinued operations..............................            3.08              -              -
------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER COMMON SHARE ..............................................    $       5.72    $      2.39    $      1.93
==============================================================================================================================
Average shares of common stock outstanding....................................          48,754         49,895         50,505
==============================================================================================================================
Diluted earnings per common share:
     Income from continuing operations........................................    $       2.04    $      1.67    $      1.20
     Income from discontinued operations......................................             .58            .70            .71
     Gain on disposal of discontinued operations                                          3.05              -              -
------------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE.............................................    $       5.67    $      2.37    $      1.91
==============================================================================================================================


See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)
Years ended December 31                                                                    1997             1996              1995
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income...................................................................    $   278,832      $   119,009       $    97,377
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation.............................................................        107,350          100,137            95,033
       Amortization.............................................................          9,189            9,262             9,830
       Gain on disposal of defense business.....................................       (250,014)               -                 -
       Equity in income of unconsolidated entities..............................        (43,549)         (50,083)          (57,031)
       Dividends or distributions from unconsolidated entities..................         49,142           38,474            38,400
       Deferred income taxes....................................................         (8,175)            (829)          (19,018)
       Write-off of federal excise tax receivable...............................              -                -            13,455
       Other, net...............................................................         (5,614)           5,429            (1,890)
       Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
           Accounts receivable..................................................         (1,812)            (138)           73,732
           Inventories..........................................................        (13,042)           3,100            (1,583)
           Accounts payable.....................................................          4,840            4,086             4,955
           Other assets and liabilities.........................................         21,394          (11,245)            5,555
------------------------------------------------------------------------------------------------------------------------------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES (1)............................        148,541          217,202           258,815
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant and equipment...................................       (143,444)        (150,294)         (113,895)
   Purchase of businesses, net of cash acquired*................................         (8,508)         (21,062)           (4,145)
   Proceeds from sale of businesses.............................................        345,189            1,793             3,821
   Proceeds from sale of property, plant and equipment..........................         14,433            4,890            11,491
   Purchases of investments available-for-sale..................................        (39,346)               -                 -
   Investments held-to-maturity:   Purchases ...................................        (42,241)         (14,300)           (3,067)
                                   Maturities...................................         71,469           26,561             5,475
   Other investing activities...................................................         (1,007)            (813)            2,989
------------------------------------------------------------------------------------------------------------------------------------
       NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES.........................        196,545         (153,225)          (97,331)
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Short-term borrowings, net...................................................          8,291           10,911           (13,998)
   Current maturities and long-term debt:  Additions ...........................         61,310          187,319            27,076
                                           Reductions...........................        (88,523)        (229,914)          (95,884)
   Cash dividends paid on common stock..........................................        (39,120)         (37,921)          (37,397)
   Common stock issued-options..................................................          5,939            5,726             5,660
   Common stock acquired for treasury...........................................       (113,161)         (30,657)          (14,130)
   Other financing activities...................................................         (1,985)           1,592               605
------------------------------------------------------------------------------------------------------------------------------------
       NET CASH (USED) BY FINANCING ACTIVITIES..................................       (167,249)         (92,944)         (128,068)
------------------------------------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH.........................................         (2,134)          (1,840)             (297)
------------------------------------------------------------------------------------------------------------------------------------
   Net increase (decrease) in cash and cash equivalents.........................        175,703          (30,807)           33,119
   Cash and cash equivalents at beginning of year...............................         45,862           76,669            43,550
------------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR........................................    $   221,565      $    45,862       $    76,669
====================================================================================================================================

*PURCHASE OF BUSINESSES, NET OF CASH ACQUIRED
   Working capital, other than cash.............................................    $     2,807      $    (7,625)      $     5,139
   Property, plant and equipment................................................           (833)         (12,315)           (8,263)
   Other noncurrent assets and liabilities, net.................................        (10,482)          (1,122)           (1,021)
------------------------------------------------------------------------------------------------------------------------------------
       NET CASH USED TO ACQUIRE BUSINESSES......................................    $    (8,508)     $   (21,062)      $    (4,145)
====================================================================================================================================

(1) Cash provided by operating activities for 1997 includes approximately $100 million of income taxes paid related to the gain on the disposal of the defense business, whereas the pre-tax cash proceeds are included under investing activities.

See accompanying notes to consolidated financial statements

HARSCO CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                                  CUMULATIVE ADJUSTMENTS
                                                                                          ------------------------------------
                                                                             ADDITIONAL               NET UNREALIZED
                                                         COMMON STOCK         PAID-IN                  INVESTMENT     PENSION
(In thousands, except share amounts)                 ISSUED       TREASURY    CAPITAL     TRANSLATION  (LOSSES)       LIABILITY
-------------------------------------------------------------------------------------------------------------------------------
BALANCES, JANUARY 1, 1995........................  $  40,429    $ (191,154)  $  94,070    $ (16,020)    $      -     $     (99)
------------------------------------------------------------------------------------------------------------------------------

Net income.......................................
Cash dividends declared, $.745 per share ........
Translation adjustments..........................                                            (3,832)
Pension liability adjustments, net of $200
   deferred income taxes.........................                                                                         (314)
Acquired during the year, 651,722 shares ........                  (18,245)
Stock options exercised, 388,654 shares .........        243                     7,092
Other, 1,666 shares..............................                       26          21

------------------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1995......................     40,672      (209,373)    101,183      (19,852)           -          (413)
------------------------------------------------------------------------------------------------------------------------------

Net income.......................................
Cash dividends declared, $.77 per share .........
Translation adjustments..........................                                            (5,624)
Pension liability adjustments, net of $157
   deferred income taxes.........................                                                                         (206)
Acquired during the year, 944,942 shares ........                  (29,875)
Stock options exercised, 382,442 shares .........        239                     8,038
Restricted stock, net, 60,366 shares ............                    1,159         824
Other, 1,388 shares..............................                       24          18
Two-for-one stock split at par value* ...........     40,912                   (40,912)
------------------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1996......................     81,823      (238,065)     69,151      (25,476)           -          (619)
------------------------------------------------------------------------------------------------------------------------------

Net income.......................................
Cash dividends declared, $.82 per share .........
Translation adjustments..........................                                           (24,201)
Unrealized investment (losses), net of $18
   deferred income taxes.........................                                                            (28)
Pension liability adjustments, net of $412
   deferred income taxes.........................                                                                         (650)
Acquired during the year, 3,080,642 shares ......                 (125,841)         34
Stock options exercised, 395,885 shares .........        495                     9,299
Restricted stock, net, 57,487 shares ............                    1,117         846
Other, 1,048 shares..............................                       17          30

------------------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1997......................  $  82,318    $ (362,772)  $  79,360    $ (49,677)    $    (28)    $  (1,269)
==============================================================================================================================

                                                      RETAINED
(In thousands, except share amounts)                  EARNINGS
-----------------------------------------------------------------
BALANCES, JANUARY 1, 1995........................    $  653,996
-----------------------------------------------------------------

Net income.......................................        97,377
Cash dividends declared, $.745 per share ........       (37,599)
Translation adjustments..........................
Pension liability adjustments, net of $200
   deferred income taxes.........................
Acquired during the year, 651,722 shares ........
Stock options exercised, 388,654 shares .........
Other, 1,666 shares..............................

-----------------------------------------------------------------
BALANCES, DECEMBER 31, 1995......................       713,774
-----------------------------------------------------------------

Net income.......................................       119,009
Cash dividends declared, $.77 per share .........       (38,310)
Translation adjustments..........................
Pension liability adjustments, net of $157
   deferred income taxes.........................
Acquired during the year, 944,942 shares ........
Stock options exercised, 382,442 shares .........
Restricted stock, net, 60,366 shares ............
Other, 1,388 shares..............................
Two-for-one stock split at par value* ...........
-----------------------------------------------------------------
BALANCES, DECEMBER 31, 1996......................       794,473
-----------------------------------------------------------------

Net income.......................................       278,832
Cash dividends declared, $.82 per share .........       (39,535)
Translation adjustments..........................
Unrealized investment (losses), net of $18
   deferred income taxes.........................
Pension liability adjustments, net of $412
   deferred income taxes.........................
Acquired during the year, 3,080,642 shares ......
Stock options exercised, 395,885 shares .........
Restricted stock, net, 57,487 shares ............
Other, 1,048 shares..............................

-----------------------------------------------------------------
BALANCES, DECEMBER 31, 1997......................    $1,033,770
=================================================================


* See Note 2 to the consolidated financial statements.

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION
The consolidated financial statements include the accounts of Harsco Corporation and its majority-owned subsidiaries ("Company"). Investments in unconsolidated entities are accounted for under the equity method.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents includes cash on hand, demand deposits, and short-term investments which are highly liquid in nature and have an original maturity of three months or less.

INVESTMENTS IN DEBT SECURITIES
Marketable debt securities are classified as available-for-sale or held-to-maturity. Management determines the appropriate classification of debt securities at the time of purchase. Debt securities classified as available-for-sale are stated at fair value, with unrealized gains and losses reported in a separate component of shareholders' equity, net of deferred income taxes. Realized gains and losses on sales of investments are included in other revenues. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Interest on debt securities is included in interest income.

INVENTORIES
Inventories are stated at the lower of cost or market. Inventories in the United States are accounted for using principally the last-in, first-out (LIFO) method. All other inventories are accounted for using the first-in, first-out (FIFO) method and average cost.

DEPRECIATION
Property, plant and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using principally the straight-line method. When property is retired from service, generally the cost of the retirement is charged to the allowance for depreciation to the extent of the accumulated depreciation, and the balance is charged to income.

INTANGIBLE ASSETS
Intangible assets consist principally of cost in excess of net assets of businesses acquired, which is amortized on a straight line basis over a period not to exceed 30 years. Accumulated amortization was $47.3 and $42.7 million at December 31, 1997 and 1996, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS
Long-lived assets, including cost in excess of net assets of businesses acquired and other intangible assets, used in the Company's operations are reviewed for impairment when events and circumstances indicate that the carrying amount of an asset may not be recoverable. The primary indicators of recoverability are the associated current and forecasted undiscounted operating cash flows. The Company's policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable.

REVENUE RECOGNITION
Revenue is recognized for product sales when title transfers. Service sales are recognized over the contractual period or as services are performed.

INCOME TAXES
All U.S. federal and state income taxes and non-U.S. income taxes are provided currently on the undistributed earnings of international subsidiaries and unconsolidated affiliated entities, giving recognition to current tax rates and applicable foreign tax credits. Deferred taxes are provided using the asset and liability method for temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

ACCRUED INSURANCE AND LOSS RESERVES
The Company retains a portion of the risk for workers' compensation, automobile, general, and product liability losses. Reserves have been recorded which reflect the undiscounted estimated liabilities including claims incurred but not reported. Changes in the estimates of the reserves are included in net income in the period determined. Amounts estimated to be paid within one year have been classified as Other current liabilities, with the remainder included in Insurance liabilities.

FOREIGN CURRENCY TRANSLATION
The financial statements of the Company's subsidiaries outside the United States, except for those subsidiaries located in highly inflationary economies, are principally measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rates at the balance sheet date. Resulting translation adjustments are recorded in the cumulative translation adjustment, a separate component of shareholders' equity. Income and expense items are translated at average monthly exchange rates. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. For subsidiaries operating in highly inflationary economies, gains and losses on foreign currency transactions and balance sheet translation adjustments are included in net income.

Effective January 1997, the Company's operations in Mexico were accounted for as a highly inflationary economy due to the three-year cumulative rate of inflation at December 31, 1996 exceeding 100%. The functional currency for the Company's operations in Mexico was changed from the peso to the U.S. dollar.

Effective January 1998, the Company's operations in Brazil will no longer be accounted for as a highly inflationary economy, because the three-year cumulative rate of inflation is below 100%. The Company will measure the financial statements of its Brazilian entity using the Brazilian real as the entity's functional currency.

FINANCIAL INSTRUMENTS AND HEDGING
The Company has subsidiaries principally operating in North America, Latin America, Europe and Asia-Pacific. These operations are exposed to fluctuations in related foreign currencies, in the normal course of business. The Company seeks to reduce exposure to foreign currency fluctuations, primarily the European currencies, through the use of forward exchange contracts. The Company does not hold or issue financial instruments for trading purposes, and it is the Company's policy to prohibit the use of derivatives for speculative purposes. The Company has a Foreign Currency Risk Management Committee that meets periodically to monitor foreign currency risks.

The Company enters into forward foreign exchange contracts to hedge transactions of its non-U.S. subsidiaries, for firm commitments to purchase equipment and for export sales denominated in foreign currencies. These contracts generally are for 90 to 180 days or less. For those contracts that hedge an identifiable transaction, gains or losses are deferred and accounted for as part of the underlying transactions. The cash flows from these contracts are classified consistent with the cash flows from the transaction being hedged. The Company also enters into forward foreign exchange contracts for intercompany foreign currency commitments. These foreign exchange contracts do not qualify as hedges, and they are recognized in income based on their fair market value.

OPTIONS FOR COMMON STOCK
The Company uses the intrinsic value based method to account for options granted for the purchase of common stock. No compensation expense is recognized on the grant date since, at that date, the option price equals the market price of the underlying common stock. The Company discloses the pro-forma effect of accounting for stock options under the fair value method.

EARNINGS PER SHARE
In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" (SFAS 128). This statement establishes standards for computing and presenting earnings per share. Basic earnings per share is calculated using the average shares of common stock outstanding, while diluted earnings per share reflects the potential dilution that could occur if stock options were exercised. The Company adopted SFAS 128 in the fourth quarter of 1997.

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

RECLASSIFICATIONS
Certain reclassifications have been made to prior years amounts to conform with current year classifications.

NEW FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED
In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130), which is effective for years beginning after December 15, 1997. This statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined to include all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company will adopt SFAS 130 and begin reporting comprehensive income in the first quarter of 1998.

In June 1997, the Financial Accounting Standards Board also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS
131), which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the disclosure of segment results. It requires that segments be determined using the "management approach," which means the way management organizes the segments within the enterprise for making operating decisions and assessing performance. The Company will adopt SFAS 131 in the fourth quarter of 1998, and is still evaluating its impact on the Company's segment disclosures.

2.       COMMON STOCK SPLIT

On November 19, 1996, the Board of Directors declared a two-for-one stock split on the Company's common stock. One additional share was issued for each share of common stock held by shareholders of record as of the close of business on January 15, 1997. New shares were distributed on February 14, 1997. Common stock and additional paid-in capital as of December 31, 1996 reflect this split. All references to the number of common shares and per share amounts in the consolidated financial statements and related notes reflect the effect of the split for all prior periods presented.

3.     DISCONTINUED DEFENSE BUSINESS

On August 25, 1997, the Company and FMC Corporation signed an agreement to sell United Defense, L.P. for $850 million, and the sale was completed on October 6, 1997. Prior to the sale, FMC had been the managing general partner and 60% owner of United Defense, L.P., while the Company owned the balance of 40% as the limited partner. United Defense supplies ground combat and naval weapons systems for the U.S. and military customers around the world.

On the Consolidated Statement of Income under Discontinued Operations, "Equity in income of defense business" includes equity income through August 1997 (the measurement date) from the Company's 40% interest in United Defense, L.P. The sale resulted in pre-tax cash proceeds to the Company of $344 million and resulted in an after tax gain on the sale of $150 million or $3.08 per share after taking into account certain retained liabilities from the partnership and estimated post closing net worth adjustments, as well as pre-partnership formation contingencies and other defense business contingencies.

The Consolidated Balance Sheet as of December 31, 1996 has been restated to segregate the Company's investment in the defense business. On the Consolidated Statement of Cash Flows, equity in income of the defense business and distributions from the defense business through the measurement date are included in "Equity in income of unconsolidated entities" and "Dividends or distributions from unconsolidated entities", respectively.

4.     PENDING ACQUISITIONS

On February 2, 1998, the Company signed a definitive agreement with Charter plc to acquire Charter's Pandrol Jackson railway track maintenance business in a cash transaction. Pandrol Jackson manufactures, markets worldwide, and provides under contract a wide range of equipment and services used in railway track maintenance. Pandrol Jackson had 1997 sales of approximately $71 million.

On February 17, the Company acquired EFI Corporation (EFIC) from Racal Electronics Plc for approximately $7.2 million in cash. EFIC produces lightweight composite cylinders used extensively in firefighter breathing apparatus as well as other industrial and commercial applications. EFIC is expected to contribute annual sales of approximately $10 million.

On February 20, 1998, the Company signed a definitive agreement to acquire Chemi-Trol Chemical Co. for approximately $46 million. Chemi-Trol's principal business is the production and distribution of steel pressure tanks for the storage of propane gas and anhydrous ammonia. Chemi-Trol had sales of approximately $50 million in 1997.

On March 4, 1998, the Company and Faber Prest Plc announced that they have agreed to a recommended tender offer under which the Company would acquire Faber Prest, a UK-based provider of services to worldwide steel producers and integrated logistics services to the steel industry and other market sectors. For the year ended September 30, 1997, Faber Prest recorded sales of (British pound)84 million (approximately U.S. $137 million). The Company's cash offer is valued at approximately (British pound)58 million (U.S. $95 million), and is subject to the tender of 90% of the outstanding shares of Faber Prest's common stock, as well as certain other conditions and regulatory approvals.

5.     INVESTMENTS IN DEBT SECURITIES

The debt securities held at December 31, 1997 and 1996 consist of:

(In thousands)                                       1997
------------------------------------------------------------------------------------
                                 AMORTIZED        UNREALIZED             FAIR
AVAILABLE-FOR-SALE                 COST        GAINS      LOSSES         VALUE
------------------------------------------------------------------------------------
Corporate debt securities        $39,903        $-        $ 46          $39,857
====================================================================================

HELD-TO-MATURITY
------------------------------------------------------------------------------------
Corporate debt securities        $ 3,007        $5        $ --          $ 3,012
Government debt
    securities non-U.S             1,003         1          --            1,004
------------------------------------------------------------------------------------
                                 $ 4,010        $6        $ --          $ 4,016
====================================================================================

(In thousands)                                         1996
------------------------------------------------------------------------------------
                                AMORTIZED           UNREALIZED               FAIR
HELD-TO-MATURITY                  COST          GAINS        LOSSES         VALUE
------------------------------------------------------------------------------------
Corporate debt securities        $23,468        $ 63        $    14        $23,517
Government debt
    securities non-U.S             9,770          45              7          9,808
------------------------------------------------------------------------------------
                                 $33,238        $108        $    21        $33,325
====================================================================================

There were no debt securities held as available-for-sale at December 31, 1996.

At December 31, 1997 and 1996, $43.9 million and $29.2 million, respectively, of debt securities were due in one year or less, and included on the Consolidated Balance Sheet as Investments in debt securities. At December 31, 1996, $4.0 million were due in over one year, and included in Other assets.

For the years ended December 31, 1997, 1996, and 1995, there were no gains or losses on sales of available-for-sale debt securities.

6.     ACCOUNTS RECEIVABLE AND INVENTORIES


Accounts receivable are net of an allowance for doubtful accounts of $6.8 million and $8.5 million at December 31, 1997 and 1996, respectively.

Inventories consist of:

(In thousands)                                       1997                   1996
----------------------------------------------------------------------------------
     Finished goods                              $   27,639             $   24,743
     Work in process                                 27,979                 25,843
     Raw materials and purchased parts               60,982                 57,581
     Stores and supplies                             18,554                 17,851
----------------------------------------------------------------------------------
                                                 $  135,154             $  126,018
==================================================================================

Valued at lower of cost or market:
     LIFO basis                                  $  101,184             $   90,445
     FIFO basis                                      23,989                 24,663
     Average cost basis                               9,981                 10,910
----------------------------------------------------------------------------------
                                                 $  135,154             $  126,018
==================================================================================

Inventories valued on the LIFO basis at December 31, 1997 and 1996 were approximately $35.5 million and $37.1 million, respectively, less than the amounts of such inventories valued at current costs.

7.     PROPERTY, PLANT AND EQUIPMENT


Property, plant and equipment consists of:

(In thousands)                                                   1997                   1996
------------------------------------------------------------------------------------------------
Land and improvements                                        $     22,847            $    26,479
Buildings and improvements                                        119,679                129,930
Machinery and equipment                                         1,005,613                981,384
Uncompleted construction                                           54,644                 49,659
------------------------------------------------------------------------------------------------
                                                                1,202,783              1,187,452
Less accumulated depreciation                                     690,870                674,340
------------------------------------------------------------------------------------------------
                                                             $    511,913            $   513,112
================================================================================================

The estimated useful lives of different types of assets are:

--------------------------------------------------------------------------------------
Land improvements                                                    10 years

Buildings and improvements                                           10 to 50 years

Certain plant, buildings and installations                           5 to 15 years
       (Principally Metal Reclamation and Mill Services Group)

Machinery and equipment                                              3 to 20 years

--------------------------------------------------------------------------------------

8.     DEBT AND CREDIT AGREEMENTS


The Company has a $400 million Five-Year Competitive Advance and Revolving Credit Facility ("credit facility") maturing in July, 2001. Borrowings under this agreement are available in U.S. dollars or Eurocurrencies and serve as back-up to the Company's U. S. commercial paper program. Interest rates are either negotiated, based upon the U.S. federal funds interbank market, prime, or based upon the London Interbank Offered Rate (LIBOR) plus a margin. The Company pays a facility fee (currently 0.08% per annum) that varies based upon its credit ratings. At December 31, 1997 and 1996, there were no borrowings outstanding.

The Company can also issue up to $300 million of short-term notes in the U.S. commercial paper market. In addition, the Company has a 3 billion Belgian franc commercial paper program (approximately U.S. $81 million) which is used to borrow a variety of Eurocurrencies to fund the Company's European operations. The Company limits the aggregate commercial paper and credit facility borrowings at any one time to a maximum of $400 million. Interest rates, which are based on market conditions, have been lower than on comparable borrowings under the credit facility. At December 31, 1997 and 1996, $30.8 million and $36.6 million of commercial paper was outstanding, respectively. Commercial paper is classified as long-term debt at December 31, 1997 and 1996, because the Company has the ability and intent to refinance it on a long-term basis through existing long-term credit facilities.

Short-term debt, including overdraft facilities, amounted to $22.8 million and $16.9 million at December 31, 1997 and 1996, respectively. The weighted average interest rate for short-term borrowings at December 31, 1997 and 1996 was 5.8% and 6.9%, respectively.

Long-term debt consists of:

(In thousands)                                                                            1997           1996
-------------------------------------------------------------------------------------------------------------
6.0% Notes due September 15, 2003...............................................    $  150,000     $  150,000
Commercial Paper Borrowings, with a weighted
     average interest rate of 3.8%..............................................        30,757         36,614
Industrial Development Bonds, payable in varying
     amounts from 2001 to 2005 with a weighted
     average interest rate of 6.0%..............................................        11,400         11,400
Project financing and other, payable in varying
     amounts to 2001 with a weighted average
     interest rate of 9.7%......................................................        10,371         38,697
-------------------------------------------------------------------------------------------------------------
                                                                                       202,528        236,711
Less current maturities.........................................................         3,630          9,326
-------------------------------------------------------------------------------------------------------------
                                                                                    $  198,898     $  227,385
=============================================================================================================


The credit facility and certain notes payable agreements contain covenants restricting, among other things, the amount of debt that can be issued as defined. At December 31, 1997, the Company was in compliance with these covenants.

The maturities of long-term debt for the four years following December 31, 1998, are:

(In thousands)
---------------------------------------------------------------------
         1999    $ 2,759             2001    $37,950
         2000    $ 2,494             2002    $   486
---------------------------------------------------------------------

Cash payments for interest on all debt were (in millions) $16.3, $20.3 and $28.8 in 1997, 1996 and 1995, respectively.

The Company has on file with the Securities and Exchange Commission, a Form S-3 shelf registration for the possible issuance of up to an additional $200 million of new debt securities, preferred stock or common stock.

9.     LEASES


The Company leases certain property and equipment under noncancelable operating leases. Rental expense under all operating leases was (in millions) $13.5, $13.7 and $12.2 in 1997, 1996 and 1995, respectively.

Future minimum lease payments under operating leases with noncancelable terms are:

                                                                                                AFTER
(In thousands)                 1998         1999          2000         2001         2002         2002
-----------------------------------------------------------------------------------------------------
Minimum Lease Payments      $11,027       $7,594        $5,830       $4,917       $4,012      $13,868
-----------------------------------------------------------------------------------------------------

10.    COMMITMENTS AND CONTINGENCIES

DISCONTINUED DEFENSE BUSINESS - CONTINGENCIES

FEDERAL EXCISE TAX AND OTHER MATTERS RELATED TO THE FIVE-TON TRUCK CONTRACT
In 1995, the Company, the United States Army, and the United States Department of Justice concluded a settlement of Harsco's previously reported claims against the Army relating to Federal Excise Tax ("FET") arising under a completed 1986 contract for the sale of five-ton trucks to the Army. On September 27, 1995, the Army paid the Company $49 million in accordance with the settlement terms. The Company released the Army from any further liability for those claims, and the Department of Justice released the Company from a threatened action for damages and civil penalties based on an investigation conducted by the Department's Commercial Litigation Branch that had been pending for several years. During the performance of the five-ton truck contract, the Company recorded an account receivable of $62.5 million for its claims against the Army relating to Federal Excise Tax. As a result of accepting the $49 million in settlement, the Company recorded a non-recurring, pre-tax, non-cash charge of $13.5 million (after-tax charge of $8.2 million, $.16 per share) in 1995.

The settlement preserves the rights of the parties to assert claims and defenses under the Internal Revenue Code, and rights of the Army and the Company to claim certain amounts that may be owed by either party to reconcile possible underpayments or overpayments on the truck contract as part of the formal contract close-out process.

The settlement does not resolve the claim by the Internal Revenue Service that, contrary to the Company's position, certain cargo truck models sold by the Company should be considered to have gross vehicle weights in excess of the 33,000 pound threshold under the Federal Excise Tax law, are not entitled to an exemption from the Federal Excise Tax under any other theory, and therefore are taxable. On December 19, 1996, the District Director of the Internal Revenue Service issued a 30-day letter and examination report (the "Report") that proposed an increase in Federal Excise Tax of $33.7 million plus penalties of $6.9 million and applicable interest currently estimated by the Company to be $35.8 million, primarily on the grounds that those cargo truck models are subject to the Federal Excise Tax. This proposed increase in Federal Excise Tax takes into account offsetting credits of $9.2 million, based on a partial allowance of the Company's $23.4 million claim that certain truck components are exempt from the Federal Excise Tax. The Report disallowed in full the Company's additional claim that it is entitled to the entire $52 million of Federal Excise Tax (plus applicable interest currently estimated by the Company to be $31.3 million) the Company has paid on the five-ton trucks, on the grounds that such trucks qualify for the Federal Excise Tax exemption applicable to certain vehicles specially designed for the primary function of off-highway transportation. In the event that the Company ultimately receives from the Internal Revenue Service a refund of tax (including applicable interest) with respect to which the Company has already received reimbursement from the Army, the refund would be allocated between the Company and the Army. The Company plans to vigorously contest the findings of the District Director. On March 19, 1997, the Company filed its formal written protest to these findings with the Internal Revenue Service Office of the Regional Director of Appeals. Currently the Company is engaged in discussions concerning these findings with the IRS Appeals Officer assigned to this case. Although there is risk of an adverse outcome, the Company believes that the cargo trucks are not taxable. No recognition has been given in the accompanying financial statements for the Company's claim with the Internal Revenue Service.

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

Under the settlement, the Army agreed that if the cargo trucks are determined to be taxable, the 1993 decision of the Armed Services Board of Contract Appeals (which ruled that the Company is entitled to a price adjustment to the contract for reimbursement of FET paid on vehicles that were to be delivered after October 1, 1988) will apply to the question of the Company's right to reimbursement from the Army for after-imposed taxes on the cargo trucks. In the Company's view, application of the 1993 decision will favorably resolve the principal issues regarding any such future claim by the Company. Therefore, the Company believes that even if the cargo trucks are ultimately held to be taxable, the Army would be obligated to reimburse the Company for a majority of the tax, (but not interest or penalty, if any), resulting in a net maximum liability for the Company of $9.1 million plus penalties of $6.9 million and applicable interest currently estimated by the Company to be $35.8 million. The Company believes it is unlikely that resolution of this matter will have a material adverse effect on the Company's financial position, however, it could have a material effect on quarterly or annual results of operations.

M9 ARMORED COMBAT EARTHMOVER CLAIM
The Company and its legal counsel are of the opinion that the U.S. Government did not exercise option three under the M9 Armored Combat Earthmover (ACE) contract in a timely manner, with the result that the unit prices for options three, four and five are subject to renegotiation. Claims reflecting the Company's position were filed with respect to all options purported to be exercised, totaling in excess of $60 million plus interest. In February 1998, the Armed Services Board of Contract Appeals denied the Company's claims. The Company intends to appeal the decision to the United States Court of Appeals for the Federal Circuit. No recognition has been given in the accompanying financial statements for any recovery on these claims.

OTHER DEFENSE BUSINESS LITIGATION
In 1992, the U.S. Government filed a counterclaim against the Company in a civil suit alleging violations of the False Claims Act and breach of a contract to supply M109A2 Self-Propelled Howitzers. The counterclaim was filed in the United States Claims Court in response to the Company's claim of approximately $5 million against the Government for costs incurred on this contract relating to the same issue. In May 1997, the Court issued a decision in the first phase of the case, denying the Company's claim for reimbursement and granting the Government's counterclaim for breach of contract and penalties under the False Claims Act. The Court will consider the amount of damages and penalties in the next phase of the case, and the decision will then be subject to the right of appeal. The Government has filed a brief seeking penalties and treble damages totaling $26 million. The Company intends to vigorously oppose this claim. The Company and its counsel believe that resolution of these claims will not have a material adverse effect on the Company's financial position, however, it could have a material effect on quarterly or annual results of operations.

In 1992, the United States Government through its Defense Contract Audit Agency commenced an audit of certain contracts for sale of tracked vehicles by the Company to foreign governments, which were financed by the United States Government through the Defense Security Assistance Agency. The Company cooperated with the audit and responded to a number of issues raised by the audit. In September 1994, the Company received a subpoena issued by the Department of Defense Inspector General seeking various documents relating to sale contracts between the Company and foreign governments which were funded by the Defense Security Assistance Agency. The Company is continuing to cooperate and is responding to Government document requests. Based on discussions with the agent in charge and the Government auditors, it appears that the investigation focuses on whether the Company made improper certifications to the Defense Security Assistance Agency and other government contract accounting matters. The Government has not asserted any claims at this time and it is too early to know whether a claim will be asserted or what the nature of any such claim would be, however, the Company's management and its counsel believe it is unlikely that this issue will have a material adverse effect on the Company's financial position.

In the fourth quarter of 1997, the Supreme Court of Switzerland upheld an International Court of Arbitration award to Iran's Ministry of Defense of a net amount of approximately $1.2 million. This consists of an award of $7.5 million to Iran, offset by an award of $6.3 million to the Company for damages and legal costs. The net liability for this award had been previously provided for by the Company.

CONTINUING OPERATIONS - CONTINGENCIES

In June 1994, the shareholder of the Ferrari Group, a Belgium holding company involved in steel mill services and other activities, filed a legal action in Belgium against Heckett MultiServ, S.A. and S.E.A.E., subsidiaries of MultiServ International N.V. (a subsidiary of the Company). The action alleges that these two subsidiaries breached contracts arising from letters of intent signed in 1992 and 1993 concerning the possible acquisition of the Ferrari Group, claiming that the subsidiaries were obligated to proceed with the acquisition and failed to do so. The action seeks damages of 504 million Belgian francs (approximately U.S. $13.6 million). The Company intends to vigorously defend against the action and believes that based on conditions contained in the letters of intent and other defenses it will prevail. The Company and its counsel believe that it is unlikely that these claims will have a material adverse effect on the Company's financial position or results of operations.

ENVIRONMENTAL
The Company is involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites. While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company. The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Consolidated Balance Sheet at December 31, 1997 and 1996, includes an accrual of $3.4 million and $3.9 million respectively for environmental matters. The amounts charged to earnings on a pre-tax basis related to environmental matters totaled $1.7 million for the year 1997 and $1.2 million for the each of the years 1996 and 1995.

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

Pension expense consists of:

(In thousands)                                                         1997                 1996                   1995
-----------------------------------------------------------------------------------------------------------------------
Defined benefit plans:
     Service cost......................................     $         9,519      $         9,690     $            9,232
     Interest cost.....................................              15,129               15,165                 13,958
     Actual return on plan assets......................             (61,105)             (29,911)               (35,944)
     Curtailment gain..................................              (5,468)                   -                      -
     Net amortization and deferral.....................              28,895                5,724                 14,921
-----------------------------------------------------------------------------------------------------------------------
                                                                    (13,030)                 668                  2,167
Multi-employer plans...................................               4,457                3,789                  3,610
Defined contribution plans.............................               4,131                5,910                  4,530
-----------------------------------------------------------------------------------------------------------------------
     Pension (income) expense..........................     $        (4,442)     $        10,367     $           10,307
=======================================================================================================================

In 1997, the curtailment gain of $5.5 million was the result of a sizable reduction in the number of employees under a plan related to a discontinued facility. This gain, along with certain costs, was recorded under facilities discontinuance and reorganization costs in the Consolidated Statement of Income.

The financial status of the pension plans and amounts recognized in the Consolidated Balance Sheet at December 31, 1997 and 1996 are:

                                                            ASSETS EXCEED                     ACCUMULATED BENEFITS
                                                        ACCUMULATED BENEFITS                      EXCEED ASSETS
(In thousands)                                                1997            1996               1997              1996
-----------------------------------------------------------------------------------------------------------------------
Actuarial present value of benefit
     obligations:

     Vested........................................$       150,930    $    143,517     $       32,971   $        18,322
     Non-vested....................................          7,167           6,116              1,587             1,308
-----------------------------------------------------------------------------------------------------------------------
Accumulated benefit obligation.....................        158,097         149,633             34,558            19,630
Effect of increase in compensation.................         23,972          32,947              3,801             3,051
-----------------------------------------------------------------------------------------------------------------------
Projected benefit obligation.......................        182,069         182,580             38,359            22,681
Plan assets at fair value..........................        311,500         282,536             23,606             9,662
-----------------------------------------------------------------------------------------------------------------------
Plan assets in excess of (less than)
     projected benefit obligation..................        129,431          99,956            (14,753)          (13,019)
Unrecognized prior service cost....................          9,911          11,183              2,835             2,590
Unrecognized net (gain) loss.......................        (77,784)        (59,490)             3,266             2,101
Unrecognized net asset.............................        (18,099)        (23,529)                (9)               70
Minimum liability adjustment.......................              -               -             (4,678)           (3,146)
-----------------------------------------------------------------------------------------------------------------------
Prepaid pension asset (liability)..................  $      43,459   $      28,120      $     (13,339)  $       (11,404)
=======================================================================================================================

Plan assets include equity and fixed-income securities. At December 31, 1997 and 1996, 732,640 shares of the Company's common stock with a fair market value of $31.6 million and $25.1 million, respectively, are included in plan assets. Dividends paid on such stock amounted to $0.6 million and $0.6 million in 1997 and in 1996, respectively.

The actuarial assumptions used for the defined benefit pension plans, including international plans, are:

                                                                                1997             1996              1995
-----------------------------------------------------------------------------------------------------------------------
Weighted average assumed discount rates...........................              7.4%             7.8%              7.5%
Weighted average expected long-term rates of
     return on plan assets........................................              9.1%             9.3%              9.0%
Rates of compensation increase....................................              4.5%             5.2%              4.8%
-----------------------------------------------------------------------------------------------------------------------

The change in the assumed discount rate in 1997 increased the projected benefit obligation by $7.6 million. The change in the assumed discount rate had the effect of decreasing the projected benefit obligation by $9.7 million in 1996. In 1995, changes in the assumed discount and compensation rates had the effect of increasing the projected benefit obligation by $4.6 million.

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

The postretirement benefit expense (health care and life insurance) was $0.2 million for each of the years 1997, 1996 and 1995. The components of these expenses are not shown separately as they are not material.

The 1997 and 1996 postretirement benefit liability recorded in the Consolidated Balance Sheet consists of:

(In thousands)                                         1997                                           1996
-----------------------------------------------------------------------------------------------------------------------
                                     HEALTH          LIFE                            Health       Life
                                      CARE         INSURANCE       TOTAL              Care      Insurance         Total
-----------------------------------------------------------------------------------------------------------------------
Current retirees                   $   2,235      $    2,677   $   4,912           $   2,550    $   2,584    $   5,134
Future retirees                          399             909       1,308                 415          849        1,264
-----------------------------------------------------------------------------------------------------------------------
Accumulated benefit
     obligation                        2,634           3,586       6,220               2,965        3,433        6,398
Unrecognized gain                        977           1,239       2,216                 888        1,276        2,164
-----------------------------------------------------------------------------------------------------------------------
Accumulated postretirement
     benefit liability             $   3,611      $    4,825   $   8,436           $   3,853    $   4,709    $   8,562
=======================================================================================================================

The actuarial assumptions used for postretirement benefit plans are:

(DOLLARS IN THOUSANDS)                                             1997                    1996                    1995
-----------------------------------------------------------------------------------------------------------------------
Assumed discount rate.....................................       7.25%                   7.5%                     7.0%
Health care cost trend rate ..............................       8.7%                    9.1%                     9.5%
Decreasing to ultimate rate...............................       5.5%                    5.5%                     5.5%

Effect of one percent increase in health care cost trend rate:
         On cost components...............................   $     47               $      29             $        32
         On accumulated benefit obligation................   $    192               $     223             $       241
-----------------------------------------------------------------------------------------------------------------------

It is anticipated that the health care cost trend rate will decrease from 8.3% in 1998 to 5.5% in the year 2005.

SAVINGS PLAN

The Company has a 401(k) savings plan which covers substantially all U.S. employees with the exception of any such employees represented by a collective bargaining agreement, unless the agreement expressly provides otherwise. Employee contributions are generally determined as a percentage of covered employee's compensation. The expense for contributions to the plan by the Company was (in millions) $4.5, $3.8 and $3.6 for 1997, 1996 and 1995, respectively.

EXECUTIVE INCENTIVE COMPENSATION PLAN

Under the 1995 Executive Incentive Compensation Plan, the Management Development and Compensation Committee awards 60% of the value of any earned performance to be paid to participants in the form of cash and 40% in the form of restricted shares of the Company's common stock. Upon the request of the participant, the Committee may make the incentive award payable all in cash, subject to a 25% reduction in the total amount of the award. Awards are made in February of the following year. The Company accrues amounts based on performance reflecting the value of cash and common stock which is anticipated to be earned for the current year. Compensation expense relating to these awards was (in millions) $5.1, $5.5, and $5.2 in 1997, 1996, and 1995, respectively.

12.    INCOME TAXES


Income from continuing operations before income taxes and minority interest in the Consolidated Statement of Income consists of:

(In thousands)                                                                  1997             1996              1995
-----------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes:
     United States................................................     $      93,386    $      81,063     $      51,138
     International................................................            78,225           70,460            58,432
-----------------------------------------------------------------------------------------------------------------------
                                                                       $     171,611    $     151,523     $     109,570
=======================================================================================================================
Provision for income taxes:
     Currently payable:
         Federal..................................................     $      21,627    $      28,965     $      34,903
         State....................................................             4,309            6,602             8,081
         International............................................            30,538           24,931            23,882
-----------------------------------------------------------------------------------------------------------------------
                                                                              56,474           60,498            66,866
     Deferred federal and state...................................             9,426            1,082           (22,398)
     Deferred international.......................................              (687)             501             1,287
-----------------------------------------------------------------------------------------------------------------------
                                                                       $      65,213    $      62,081     $      45,755
=======================================================================================================================

Cash payments for income taxes were (in millions) $167.0, $85.4 and $75.5, for 1997, 1996 and 1995, respectively. Approximately $100.0 million of the taxes paid in 1997 related to the gain on the disposal of the defense business.

The following is a reconciliation of the normal expected statutory U.S. federal income tax rate to the effective rate as a percentage of Income from continuing operations before income taxes and minority interest as reported in the Consolidated Statement of Income:

                                                                                1997             1996              1995
-----------------------------------------------------------------------------------------------------------------------
U.S. federal income tax rate......................................            35.0%            35.0%             35.0%
State income taxes, net of federal
     income tax benefit...........................................             2.1              2.8               3.2
Export sales corporation benefit..................................             (.4)             (.4)              (.5)
International losses for which no tax benefit
     was recorded.................................................              .4               .9               2.8
Difference in effective tax rates on
     international earnings and remittances.......................             (.2)             (.6)              (.7)
Nondeductible acquisition costs...................................             1.8              1.9               2.6
Other, net........................................................             (.7)             1.4               (.6)
-----------------------------------------------------------------------------------------------------------------------
Effective income tax rate.........................................            38.0%            41.0%             41.8%
=======================================================================================================================

The tax effects of the primary temporary differences giving rise to the Company's deferred tax assets and liabilities for the years ended December 31, 1997 and 1996 are:

(In thousands)                                          1997                                     1996
---------------------------------------------------------------------------------------------------------------------
Deferred income taxes                            ASSET             LIABILITY              Asset             Liability
---------------------------------------------------------------------------------------------------------------------
Depreciation                                  $     --             $ 38,676            $     --             $ 40,997
Expense accruals                                46,783                   --              34,799                   --
Inventories                                      3,314                   --               3,598                   --
Provision for receivables                        2,089                   --               2,238                   --
Postretirement benefits                          3,385                   --               3,453                   --
Deferred revenue                                    --                5,039                  --                4,985
Unrelieved foreign tax losses                    6,047                   --              12,854                   --
Unrelieved domestic tax losses                   2,400                   --                  --                   --
Pensions                                            --               10,324                  --                8,478
Investment in United Defense, L.P.                  --                   --                 553                   --
Other                                               --                   50                  --                   61
---------------------------------------------------------------------------------------------------------------------
                                                64,018               54,089              57,495               54,521
Valuation allowance                             (8,039)                  --              (9,471)                  --
---------------------------------------------------------------------------------------------------------------------
Total deferred income taxes                   $ 55,979             $ 54,089            $ 48,024             $ 54,521
=====================================================================================================================

At December 31, 1997 and 1996, Other current assets included deferred income tax benefits of $38.7 million and $22.2 million, respectively.

At December 31, 1997, certain of the Company's subsidiaries had total available net operating loss carryforwards ("NOLs") of approximately $26.2 million, of which approximately $12.5 million may be carried forward indefinitely and $13.7 million have varying expiration dates. Included in the total are $14.2 million of preacquisition NOLs.

During 1997 and 1996, $2.6 million and $3.7 million, respectively, of preacquisition NOLs were utilized by the Company, resulting in tax benefits of $1.0 million and $1.4 million, respectively.

The valuation allowance of $8.0 million and $9.5 million at December 31, 1997 and 1996, respectively, relates principally to cumulative unrelieved tax losses which are uncertain as to realizability. To the extent that the preacquisition NOLs are utilized in the future and the associated valuation allowance reduced, the tax benefit will be allocated to reduce the cost in excess of net assets of businesses acquired.

The change in the valuation allowances for 1997 and 1996 results primarily from the utilization of international tax loss carryforwards and the release of valuation allowances in certain international jurisdictions based on the Company's reevaluation of the realizability of future benefits resulting from tax planning strategies. Further, the 1997 change was also affected by the expiration of tax loss carryforwards in certain international jurisdictions and loss carryforwards acquired in a domestic acquisition. The release of valuation allowances in certain jurisdictions is allocated to reduce the cost in excess of net assets of businesses acquired. There was no reduction in 1997 or 1996.

13.      CAPITAL STOCK

The authorized capital stock consists of 150,000,000 shares of common stock and 4,000,000 shares of preferred stock, both having a par value of $1.25 per share. The preferred stock is issuable in series with terms as fixed by the Board of Directors. None of the preferred stock has been issued. On June 24, 1997, the Company adopted a revised Shareholder Rights Plan to replace the Company's 1987 Plan which expired on September 28, 1997. Under the new Plan, the Board declared a dividend to shareholders of record on September 28, 1997, of one Right for each share of common stock. The rights may only be exercised if, among other things, a person or group has acquired 15% or more, or intends to commence a tender offer for 20% or more, of the Company's common stock. Each right entitles the holder to purchase 1/100th share of a new Harsco Junior Participating Cumulative Preferred Stock at an exercise price of $150. Once the rights become exercisable, if any person acquires 20% or more of the Company's common stock, the holder of a right will be entitled to receive common stock calculated to have a value of two times the exercise price of the right. The rights, which expire on September 28, 2007, do not have voting power, and may be redeemed by the Company at a price of $.05 per right at any time until the 10th business day following public announcement that a person or group has accumulated 15% or more of the Company's common stock. At December 31, 1997, 750,000 shares of $1.25 par value preferred stock were reserved for issuance upon exercise of the rights.

In November 1997, the Board of Directors authorized the purchase, over a one-year period, of up to 2,000,000 shares of the Company's common stock. Through December 31, 1997, 938,741 shares of common stock have been purchased under this plan.

                                                                          COMMON STOCK SUMMARY
-----------------------------------------------------------------------------------------------------------------------
                                                        SHARES                    TREASURY                SHARES
BALANCES                                                ISSUED                     SHARES               OUTSTANDING
-----------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1994................................       64,687,106                 14,322,606                50,364,500
DECEMBER 31, 1995................................       65,075,760                 14,972,662                50,103,098
DECEMBER 31, 1996................................       65,458,202                 15,855,850                49,602,352
DECEMBER 31, 1997................................       65,854,087                 18,877,957                46,976,130
-----------------------------------------------------------------------------------------------------------------------

The following is a reconciliation of the average shares of common stock used to compute basic earnings per common share to the shares used to compute diluted earnings per common share as shown on the Consolidated Statement of Income:

(Dollars in thousands, except per share data)                           1997                1996                1995
-----------------------------------------------------------------------------------------------------------------------
Income from continuing operations...............................  $      100,400      $      83,903       $      61,318
=======================================================================================================================
Average shares of common stock outstanding used to
    compute basic earnings per common share.....................      48,754,212         49,894,515          50,504,707
Additional common shares to be issued assuming exercise
    of stock options, net of shares assumed reacquired..........         437,660            423,149             352,222
-----------------------------------------------------------------------------------------------------------------------
Shares used to compute dilutive effect of stock options.........      49,191,872         50,317,664          50,856,929
=======================================================================================================================
Basic earnings per common share from continuing operations......  $        2.06       $        1.68       $        1.21
=======================================================================================================================
Diluted earnings per common share from continuing
    operations..................................................  $        2.04       $        1.67       $        1.20
=======================================================================================================================

14.    STOCK-BASED COMPENSATION

The Company's net income and net income per common share would have been reduced to the pro forma amounts indicated below if compensation cost for the Company's stock option plan had been determined based on the fair value at the grant date for awards in accordance with the provisions of SFAS 123.

       (In thousands, except per share)                                  1997              1996             1995
       ---------------------------------------------------------------------------------------------------------
       Net income - as reported                                 $     278,832     $     119,009    $      97,377
       Net income - pro forma                                         277,101           117,622           96,108
       Net income per common share - as reported                        5.72             2.39              1.93
       Net income per common share - pro forma                          5.68             2.36              1.90
       --------------------------------------------------------------------------------------------------------

The fair value of the options granted during 1997, 1996 and 1995 is estimated on the date of grant using the binomial option pricing model. The major assumptions used and the estimated fair value are listed as follows:

                                                      EXPECTED       RISK FREE                      RATE OF
                                      EXPECTED          STOCK        INTEREST                      DIVIDEND        FAIR
                                        TERM         VOLATILITY        RATE         DIVIDEND       INCREASE        VALUE
-----------------------------------------------------------------------------------------------------------------------
                1997
Incentive Stock Options               4 years           16.0%         6.46%          $.80               5%        $6.52
Nonqualified Stock Options            4 years           16.0%         6.50%          $.80               5%        $7.24

                1996
Incentive Stock Options               4 years           16.0%         5.14%          $.76               5%        $4.545
Nonqualified Stock Options            4 years           16.0%         6.30%          $.76               5%        $6.340

                1995
Incentive Stock Options               4 years           16.0%         7.69%          $.74               5%        $3.740
Nonqualified Stock Options            4 years           16.0%         7.07%          $.74               5%        $4.005
-----------------------------------------------------------------------------------------------------------------------

The Company has granted stock options to Officers and Directors for the purchase of its common stock under two shareholder approved plans.

The 1995 Executive Incentive Compensation Plan authorizes the issuance of up to 4,000,000 shares of the Company's common stock for use in paying incentive compensation awards in the form of restricted stock and stock options. The 1995 Non-Employee Directors' Stock Plan authorizes the issuance of up to 300,000 shares of the Company's common stock for stock option awards. Options are granted at fair market value at date of grant and become exercisable commencing one year later. The options expire ten years from the date of grant. The award of shares and options under the 1995 Executive Incentive Compensation Plan commenced in 1996, while the awards of options under the 1995 Non-Employee Directors' Stock Plan commenced in May 1995. Upon shareholder approval of these two plans in 1995, the Company terminated the use of the 1986 stock option plan for granting of stock option awards. At December 31, 1997, there were 3,316,302 and 254,000 shares available for granting restricted stock and stock options under the 1995 Executive Incentive Compensation Plan and the 1995 Non-Employee Directors' Stock Plan, respectively.

Restricted stock awards entitle the participant to full dividends, paid in shares of restricted stock, and voting rights. Restricted stock awards generally vest over a three year period. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances.

At December 31, 1997, options to purchase 793,061 shares were exercisable. Changes during 1997, 1996 and 1995 in options outstanding were:

                                            SHARES UNDER             OPTION PRICE                WEIGHTED AVERAGE
                                               OPTION               RANGE PER SHARE               EXERCISE PRICE
-----------------------------------------------------------------------------------------------------------------
Outstanding, January 1, 1995                  1,347,280      $11.72     to      $21.625                 $18.247
Granted                                         362,000       21.6875   to       23.8125                 21.793
Exercised                                      (388,654)      11.72     to       21.625                  17.134
Terminated and expired                          (35,708)      13.78     to       21.6875                 20.435
-----------------------------------------------------------------------------------------------------------------
Outstanding, December 31, 1995                1,284,918       11.72     to       23.8125                 19.522
Granted                                         311,150       29.47     to       34.6875                 29.705
Exercised                                      (382,442)      12.44     to       29.47                   18.954
Terminated and expired                          (11,600)                29.47                            29.470
-----------------------------------------------------------------------------------------------------------------
Outstanding, December 31, 1996                1,202,026       11.72     to       34.6875                 22.243
Granted                                         294,600       34.28     to       37.06                   34.412
Exercised                                      (395,885)      11.72     to       29.47                   20.811
Terminated and expired                          (15,280)      20.78     to       34.28                   22.902
-----------------------------------------------------------------------------------------------------------------
OUTSTANDING, DECEMBER 31, 1997                1,085,461      $11.72     TO      $37.06                  $26.058
=================================================================================================================

The following table summarizes information concerning currently outstanding and exercisable options.

                                           OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                         ------------------------------------------------------      -------------------------------
                                               REMAINING
      RANGE OF              NUMBER         CONTRACTUAL LIFE    WEIGHTED AVERAGE        NUMBER       WEIGHTED AVERAGE
 EXERCISABLE PRICES       OUTSTANDING          IN YEARS         EXERCISE PRICE       EXERCISABLE     EXERCISE PRICE
-------------------------------------------------------------------------------------------------------------------

  $11.72 - $17.625            122,936              3.1          $    14.371             122,936      $    14.371
   20.69 - 23.8125            424,867              6.3               21.549             424,867           21.549
   29.47 - 37.06              537,658              8.6               32.294             245,258           29.768
-------------------------------------------------------------------------------------------------------------------
                            1,085,461                                                   793,061
===================================================================================================================

During 1997 and 1996, the Company had non-cash transactions related to stock option exercises of $2.3 million and $1.5 million, respectively, whereby old shares are exchanged for new shares.

The following table summarizes the restricted stock activity:

                                                                                          1997                  1996
----------------------------------------------------------------------------------------------------------------------
Restricted shares awarded.......................................................           57,622               60,660
Restricted shares forfeited.....................................................              135                  294
Weighted average market value of stock on grant date............................         $36.6875             $32.6875
----------------------------------------------------------------------------------------------------------------------

During 1997, 1996 and 1995, the Company recorded $1.9 million, $2.1 million and $2.0 million, respectively, in compensation expense related to restricted stock.

15.    FINANCIAL INSTRUMENTS


OFF-BALANCE SHEET RISK

As collateral for performance and to ceding insurers, the Company is contingently liable under standby letters of credit and bonds in the amount of $42.0 million and $47.3 million at December 31, 1997 and 1996, respectively. These standby letters of credit and bonds are in force from one to three years, for which the Company pays fees to various banks and insurance companies that range from 0.2 to 1.0 percent per annum of their face value. If the Company were required to obtain replacement standby letters of credit and bonds as of December 31, 1997 for those currently outstanding, it is the Company's opinion that the replacement costs for such standby letters of credit and bonds would not vary significantly from the present fee structure.

At December 31, 1997 and 1996, the Company had $8.4 million and $10.9 million, respectively, of forward foreign currency exchange contracts outstanding. These contracts are part of a worldwide program to minimize foreign currency exchange operating income and balance sheet exposure. The unsecured contracts mature within 12 months and are principally with major financial institutions. The Company is exposed to credit loss in the event of non-performance by the other parties to the contracts. The Company evaluates the creditworthiness of the counterparties' financial condition and does not expect default by the counterparties.

FOREIGN EXCHANGE RISK MANAGEMENT

The Company has foreign currency exposures in 30 countries. The Company's primary foreign currency exposures are in France, Belgium, United Kingdom, Brazil, South Africa and Mexico.

Forward foreign currency exchange contracts are used to hedge commitments, such as foreign currency debt, the purchase of equipment, and foreign currency cash flows for certain export sales transactions.

The following tables summarize by major currency the contractual amounts of the Company's forward exchange contracts in U.S. dollars as of December 31, 1997 and 1996. The "Sell" amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies, and the "Buy" amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies.

(In thousands)                                            1997
----------------------------------------------------------------------------------------------------------------
                                           $ U.S.                                RECOGNIZED       UNREALIZED
                              TYPE       EQUIVALENT           MATURITY          GAIN (LOSS)       GAIN (LOSS)
----------------------------------------------------------------------------------------------------------------
Forward exchange
contracts:

Australian dollars            Sell              $2,368         1-30-98               $194              $  -
Belgian francs                 Buy                 268         1-15-98                  -                 -
British pounds                 Buy               3,536     Various in 1998             60                 -
German marks                   Buy                 564     Various in 1998            (28)                -
German marks                  Sell                 842         1-15-98                  -                10
South African rand            Sell                 814     Various in 1998                                3
----------------------------------------------------------------------------------------------------------------
                                                $8,392                               $226               $13
================================================================================================================

(In thousands)                                            1996
----------------------------------------------------------------------------------------------------------------
                                           $ U.S.                                RECOGNIZED       UNREALIZED
                              TYPE       EQUIVALENT           MATURITY          GAIN (LOSS)       GAIN (LOSS)
----------------------------------------------------------------------------------------------------------------
Forward exchange
contracts:

British pounds                 Buy            $  2,934     Various in 1997           $172           $     -
French francs                  Buy               2,239         1-30-97                 (2)                -
German marks                   Buy               1,186     Various to 1998            125                 -
Italian lire                  Sell                 164         1-10-97                  -                (2)
Spanish pesetas                Buy               1,452     Various in 1997              -                 -
South African rand            Sell               2,904     Various in 1997              -               191
----------------------------------------------------------------------------------------------------------------
                                               $10,879                               $295              $189
================================================================================================================

At December 31, 1997, the Company had entered into forward exchange contracts in Australian dollars, Belgium francs, British pounds, and German marks, which were used to hedge certain future payments between the Company and its various subsidiaries. These forward contracts do not qualify as hedges for financial reporting purposes. At December 31, 1997, the Company had recorded net gains of $0.2 million on these contracts. The Company also had forward exchange contracts in German marks and South African rand which were used to hedge equipment purchases and receivables. Since these contracts hedge identifiable foreign currency firm commitments, the gain was deferred.

At December 31, 1996, the Company had entered into forward exchange contracts in British pounds, French francs, and German marks, which were used to hedge certain future payments between the Company and its various subsidiaries. These forward contracts do not qualify as hedges for financial reporting purposes. At December 31, 1996, the Company had recorded net gains of $0.3 million on these contracts. The Company also had forward exchange contracts in Italian lire, Spanish pesetas and South African rand which were used to hedge equipment purchases. Since these contracts hedge identifiable foreign currency firm commitments, the gain of $0.2 million was deferred.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The major methods and assumptions used in estimating the fair values of financial instruments are:

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

       FOREIGN CURRENCY EXCHANGE CONTRACTS
       The fair value of foreign currency exchange contracts are estimated by obtaining quotes from brokers.

The carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 1997 and 1996 are:

(In thousands)                                                            1997                             1996
------------------------------------------------------------------------------------------------------------------------
                                                                 CARRYING         FAIR         Carrying          Fair
                                                                  AMOUNT          VALUE         Amount           Value
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents.................................   $    221,565   $    221,565     $    45,862    $    45,862
Investments in debt securities............................         43,867         43,873          33,238         33,325
Long-term debt............................................        202,528        200,319         236,711        230,037
Foreign currency exchange contracts.......................          8,392          8,661          10,879         11,520
------------------------------------------------------------------------------------------------------------------------

16.    INFORMATION BY INDUSTRY GROUP AND GEOGRAPHIC AREA


The Company is a diversified industrial services and engineered products company. Its operations are classified among three Operating Groups: Metal Reclamation and Mill Services, Process Industry Products, and Infrastructure and Construction. The Company has over 300 locations in 31 countries, including the United States. The major products and services included in each Industry Group and other information follows:

METAL RECLAMATION AND MILL SERVICES. This Group provides metal reclamation and mill services primarily for the global steel industry in 30 countries. Steel mill services include slag processing, marketing and disposal; slab management systems; materials handling and scrap management programs; in-plant transportation; and a variety of environmental services. Similar services are also provided to non-ferrous metallurgical industries, such as aluminum, nickel and copper.

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

OTHER INFORMATION. The operations of the Company in any one country, except the United States, do not account for more than 10% of sales and no single customer or group under common control represented 10% or more of the Company's sales, during 1997, 1996 and 1995.

Identifiable assets are those assets used in each Operating Group. Corporate assets primarily include cash, investments, prepaid pension costs and U.S. deferred taxes. There are no significant intergroup sales.

INDUSTRY GROUP INFORMATION

INDUSTRY GROUP                                  NET SALES TO UNAFFILIATED CUSTOMERS               OPERATING PROFIT
------------------------------------------------------------------------------------------------------------------------
(In millions)                                      1997       1996       1995                1997       1996       1995
------------------------------------------------------------------------------------------------------------------------
Metal Reclamation and Mill Services(1)          $  616.5   $  607.7   $  604.2            $   93.3  $    85.2  $    80.0

Process Industry Products                          586.5      541.1      491.6                59.0       55.8       46.0

Infrastructure and Construction(2)                 424.5      408.8      399.7                41.5       42.8       36.3
------------------------------------------------------------------------------------------------------------------------
                                                 1,627.5    1,557.6    1,495.5               193.8      183.8      162.3
Facilities discontinuance and
  reorganization costs(3)                                                                     (1.9)      (2.4)     (20.7)
------------------------------------------------------------------------------------------------------------------------
     Industry group totals                      $1,627.5   $1,557.6   $1,495.5               191.9      181.4      141.6
------------------------------------------------------------------------------------------------------------------------
Equity in income of unconsolidated entities                                                    1.0         .7        2.9

Interest expense                                                                             (16.7)     (21.5)     (28.9)

General corporate expenses (4)                                                                (4.6)      (9.1)      (6.0)
------------------------------------------------------------------------------------------------------------------------
     Income from continuing operations before income
          taxes and minority interest                                                     $  171.6  $   151.5  $   109.6
========================================================================================================================

                                IDENTIFIABLE ASSETS         DEPRECIATION AND AMORTIZATION        CAPITAL EXPENDITURES
------------------------------------------------------------------------------------------------------------------------
(In millions)             1997       1996       1995       1997       1996       1995       1997       1996       1995
------------------------------------------------------------------------------------------------------------------------
Metal Reclamation
 and Mill Services    $   674.6  $   698.3  $   687.8  $    83.2  $    76.6  $    73.7  $    86.5  $   108.9  $    73.0

Process Industry
 Products                 258.6      229.3      211.9       11.8       10.6        9.5       20.2       12.4       13.4

Infrastructure and
 Construction             251.7      230.5      228.7       20.3       21.0       20.4       35.2       28.3       27.2
------------------------------------------------------------------------------------------------------------------------
                        1,184.9    1,158.1    1,128.4      115.3      108.2      103.6      141.9      149.6      113.6

Corporate                 290.0      108.6      136.7        1.2        1.2        1.3        1.5         .7         .3

Investments in
  unconsolidated entities   2.3        3.3        2.6

Net assets of
  discontinued operations     -       54.4       43.0
------------------------------------------------------------------------------------------------------------------------
     Total            $ 1,477.2  $ 1,324.4  $ 1,310.7  $   116.5  $   109.4  $   104.9  $   143.4  $   150.3  $   113.9
========================================================================================================================

                                      -61-

GEOGRAPHIC AREA INFORMATION

GEOGRAPHIC AREA                      NET SALES                    OPERATING PROFIT                IDENTIFIABLE ASSETS
------------------------------------------------------------------------------------------------------------------------
(In millions)             1997       1996       1995       1997       1996       1995       1997       1996       1995
------------------------------------------------------------------------------------------------------------------------
United States         $ 1,044.8  $   974.0  $   916.9  $   112.0  $   106.7  $    81.7  $   569.4  $   508.8  $   462.8

Europe                    308.9      332.4      365.8       34.5       26.0       28.8      363.4      400.7      423.8

Latin America             113.8       98.9       97.8       18.2       18.6       12.5      125.2      117.3      123.7

Asia-Pacific               55.4       60.2       50.6       11.4       14.2        9.4       45.6       59.6       59.6

All Other                 104.6       92.1       64.4       15.8       15.9        9.2       81.3       71.7       58.5
------------------------------------------------------------------------------------------------------------------------
     Total            $ 1,627.5  $ 1,557.6  $ 1,495.5  $   191.9  $   181.4  $   141.6  $ 1,184.9  $ 1,158.1  $ 1,128.4
========================================================================================================================

                                                                    EXPORT SALES
----------------------------------------------------------------------------------------------------
(In millions)                                             1997                1996             1995
----------------------------------------------------------------------------------------------------
Canada                                               $    58.7         $      42.4      $      40.7

Latin America                                             34.1                25.2             21.8

Asia-Pacific                                              25.3                19.7             19.6

Europe                                                     3.4                 6.5              4.5

All Others                                                 3.9                 4.0              4.1
----------------------------------------------------------------------------------------------------
     Total                                           $   125.4         $      97.8      $      90.7
====================================================================================================

(1) For the year ended December 31, 1997, the Group realized a foreign currency gain of $.4 million, and for the years ended December 31, 1996 and 1995, the Group realized foreign currency losses of (in millions) $1.1 and $2.3, respectively. These currency losses include $3.4 million in 1995 related to the devaluation of the Mexican peso.

(2) Under the Infrastructure and Construction Group, the Company ceased all bus operations in June, 1995. For 1995, the school bus operation had $15.7 million in sales and an operating loss of $6.2 million.

(3) The year ended December 31, 1995 includes a non-cash charge of $13.5 million relating to the settlement of the Federal Excise Tax reimbursement on the completed five-ton truck contract, a $2.1 million provision for asset impairment and $3.0 million in termination and other exit costs for the school bus business related to the Infrastructure and Construction Group. The year 1995 also includes $2.8 million relating to the discontinuance of certain international facilities related to the Metal Reclamation and Mill Services Group, and in 1996 this amounted to $1 million.

(4) General corporate expenses for the year 1995 include a $5.8 million foreign currency translation exchange gain. For the years 1997 and 1996, foreign currency translation exchange losses were immaterial.

TWO-YEAR SUMMARY OF QUARTERLY RESULTS
(Unaudited)

(In millions, except per share)                                                              1997
------------------------------------------------------------------------------------------------------------------------
     QUARTERLY                                                         FIRST          SECOND        THIRD         FOURTH
------------------------------------------------------------------------------------------------------------------------
     Net Sales                                                         $390.7        $426.3         $407.0        $403.5
     Gross Profit(1)                                                     88.2         102.6           98.3         100.4
     Income from continuing operations                                   18.1          24.8           27.7          29.8
     Equity in income of discontinued defense business                   12.0          11.6            5.5           (.7)
     Gain on disposal of discontinued defense business                    -             -              -           150.0
     Net Income                                                          30.1          36.4           33.2         179.1
     Basic Earnings Per Share:
         Income from continuing operations                               .37           .50             .57          .62
         Income from discontinued operations                             .24           .24             .11         (.01)
         Gain on disposal of discontinued operations (2)                -             -               -            3.14
         Net Income (2)                                                  .61           .74             .68         3.75
------------------------------------------------------------------------------------------------------------------------

                                                                                              1996
------------------------------------------------------------------------------------------------------------------------
     QUARTERLY                                                         FIRST          SECOND        THIRD         FOURTH
------------------------------------------------------------------------------------------------------------------------
     Net Sales                                                         $366.7        $387.7         $395.8        $407.4
     Gross Profit(1)                                                     85.2          94.8           93.2          98.9
     Income from continuing operations                                   15.6          22.4           22.5          23.4
     Equity in income of discontinued defense business                   15.5           6.9            6.6           6.1
     Net Income                                                          31.1          29.3           29.1          29.5
     Basic Earnings Per Share:
         Income from continuing operations                               .31           .45             .45          .47
         Income from discontinued operations                             .31           .13             .14          .13
         Net Income                                                      .62           .58             .59          .60
------------------------------------------------------------------------------------------------------------------------

Notes:
     (1) Gross Profit is defined as Net Sales less Cost of Sales, Facilities Discontinuance and Reorganization Costs and Research and Development Expenses.

     (2) The sum of the quarterly earnings per share data does not equal the full year amount in the Consolidated Statement of Income due to changes in the average shares outstanding.

COMMON STOCK PRICE AND DIVIDEND INFORMATION

                                                           MARKET PRICE PER SHARE
                                             ----------------------------------------------------       DIVIDENDS DECLARED
                                                       HIGH                       LOW                      PER SHARE
-------------------------------------------- ------------------------- -------------------------- -----------------------------
1997
First Quarter...........................             $  37 5/8                 $  33 1/4                    $  .20
Second Quarter..........................                40 1/2                    34 1/8                       .20
Third Quarter...........................                47 7/8                    39 11/16                     .20
Fourth Quarter..........................                46 9/16                   39 5/16                      .22

1996
First Quarter...........................             $  34                     $  29                        $  .19
Second Quarter..........................                35                        32 3/8                       .19
Third Quarter...........................                33 1/2                    29 1/4                       .19
Fourth Quarter..........................                35 1/8                    29 3/4                       .20

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

              None.

                                    PART III


Item 10.      Directors and Executive Officers of the Registrant:

(a)    Identification of Directors:

Information regarding the identification of directors and positions held is incorporated by reference to the 1998 Proxy Statement.

(b)    Identification of Executive Officers:

Set forth below, as of March 6, 1998, are the executive officers (this excludes certain corporate officers who are not deemed "executive officers" within the meaning of applicable Securities and Exchange Commission regulations) of the Company and certain information with respect to each of them. The executive officers were elected to their respective offices on April 30, 1997, or at various times during the year as noted. All terms expire on April 30, 1998. There are no family relationships between any of the officers.

Name                                        Age               Principal Occupation or Employment
----                                        ---               ----------------------------------
Corporate Officers:

D. C. Hathaway                              53                Chairman and Chief Executive Officer effective January
                                                              1, 1998.  Served as Chairman, President and Chief
                                                              Executive Officer from April 1, 1994 to December 31,
                                                              1997, and President and Chief Executive Officer from
                                                              January 1, 1994 to April 1, 1994.  Director since 1991.
                                                              From 1991 to 1993, served as President and Chief
                                                              Operating Officer.  From 1986 to 1991 served as Senior
                                                              Vice President-Operations of the Corporation.  Served as
                                                              Group Vice President from 1984 to 1986 and as President
                                                              of the Dartmouth Division of the Corporation from 1979
                                                              until 1984.

Name                                        Age               Principal Occupation or Employment
----                                        ---               ----------------------------------
L. A. Campanaro                             49                President, Chief Operating Officer and Director of the
                                                              Corporation effective January 1, 1998.  Served as Senior
                                                              Vice President and Chief Financial Officer from December
                                                              1992 to December 1997, and as Vice President and
                                                              Controller from April 1992 to November 1992.  Served as
                                                              Vice President of the BMY-Wheeled Vehicles Division from
                                                              February 1992 to March 1992, and previously served as
                                                              Vice President and Controller of the BMY-Wheeled
                                                              Vehicles Division from 1988 to 1992, Vice President
                                                              Cryogenics of the Plant City Steel Division from 1987 to
                                                              1988, Senior Vice President Taylor-Wharton Division from
                                                              1985 to 1987, Vice President and Controller of
                                                              Taylor-Wharton from 1982 to 1985, and Director of
                                                              Auditing of the Corporation from 1980 to 1982.

P. C. Coppock                               47                Senior Vice President, Chief Administrative Officer,
                                                              General Counsel and Secretary of the Corporation
                                                              effective January 1, 1994.  Served as Vice President,
                                                              General Counsel and Secretary of the Corporation from
                                                              May 1, 1991 to December 31, 1993.  From 1989 to 1991
                                                              served as Secretary and Corporate Counsel and as
                                                              Assistant Secretary and Corporate Counsel from 1986 to
                                                              1989.  Served in various Corporate Attorney positions
                                                              for the Corporation since 1981.

S. D. Fazzolari                             45                Senior Vice President and Chief Financial Officer of the
                                                              Corporation effective January 1, 1998.  Served as Vice
                                                              President and Controller from January 1994 to December
                                                              1997 and as Controller from January 1993 to January
                                                              1994.  Previously served as Director of Auditing from
                                                              1985 to 1993, and served in various auditing positions
                                                              from 1980 to 1985.

(c)    Beneficial Ownership Reporting Compliance

       Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" of the 1998 Proxy Statement.

Item 11.      Executive Compensation:

Information regarding compensation of executive officers and directors is incorporated by reference to the sections entitled "Executive Compensation and Other Information" and "Directors' Compensation" of the 1998 Proxy Statement.

Item 12.      Security Ownership of Certain
              Beneficial Owners and Management:

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the section entitled "Share Ownership of Management" of the 1998 Proxy Statement.

Item 13.      Certain Relationships and Related Transactions:

Information regarding certain relationships and related transactions is incorporated by reference to the section entitled "Employment Agreements with Officers of the Company" of the 1998 Proxy Statement.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K:

(a)    1.     The Consolidated Financial Statements are listed in the index to
              Item 8, "Financial Statements and Supplementary Data," on page 22.

(a)    2.     The following financial statement schedule should be read in conjunction with the Consolidated Financial Statements (see Item
              8, "Financial Statements and Supplementary Data"):

                                                                            Page

                Report of Independent Accountants on Schedule II             70
                Schedule II - Valuation and Qualifying Accounts
                  for the years 1997, 1996 and 1995                          71

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

              Financial statements of 50% or less owned unconsolidated companies are not submitted inasmuch as (1) the registrant's investment in and advances to such companies do not exceed 20% of the total consolidated assets, (2) the registrant's proportionate share of the total assets of such companies does not exceed 20% of the total consolidated assets, (3) the registrant's equity in the income from continuing operations before income taxes of such companies does not exceed 20% of the total consolidated income from continuing operations before income taxes.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders of
Harsco Corporation


Our report on the consolidated financial statements of Harsco Corporation and Subsidiary Companies (the "Company"), is included on page 23 of this Form 10-K. In connection with our audits of such consolidated financial statements, we have also audited the related consolidated financial statement schedule listed in the index (Item 14(a) 2.) on page 71 of this Form 10-K.

In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




/s/Coopers & Lybrand L.L.P.
Philadelphia, Pennsylvania
January 29, 1998, except as to Note 4 and
paragraph 6 of Note 10, for which the
date is March 4, 1998.

                                           SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
                                                       (dollars in thousands)

                                                          ----------------


                COLUMN A                COLUMN B            COLUMN C                       COLUMN D                    COLUMN E
                --------                --------            --------                       --------                    --------
                                                            Additions                    Deductions
                                                            ---------           ---------------------------
                                                                                Due to
                                        Balance at          Charged to          Currency                               Balance at
                                        Beginning           Cost and            Translation                            End of
                Description             of Period           Expenses            Adjustments        Other (1)           Period
                -----------             ---------           --------            -----------        -----               ------
For the year 1997:
     Deducted from Receivables:
     -------------------------
         Uncollectible accounts         $     8,549         $     1,916         $     (188)        $    (3,443)        $     6,834
                                         ==========          ==========          ==========         ===========         ==========
     Deducted from Inventories:
     -------------------------
         Inventory valuations           $     5,381         $     1,645         $     (129)        $    (3,210)        $     3,687
                                         ==========          ==========          ==========         ===========         ==========

For the year 1996:
     Deducted from Receivables:
     -------------------------
         Uncollectible accounts         $     8,256         $     4,969         $      (74)        $    (4,602)        $     8,549
                                         ==========          ==========          =========          ==========          ==========
     Deducted from Inventories:
     -------------------------
         Inventory valuations           $     3,596         $     3,260         $      (57)        $    (1,418)        $     5,381
                                         ==========          ==========          =========          ==========          ==========
For the year 1995:
     Deducted from Receivables:
     -------------------------
         Uncollectible accounts         $     7,285         $     2,966         $       54         $    (2,049)        $     8,256
                                         ==========          ==========          =========          ==========          ==========
     Deducted from Inventories:
     -------------------------
         Inventory valuations           $    16,106         $     1,689         $       32         $   (14,231)        $     3,596
                                         ==========          ==========          =========          ==========          ==========

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

2(b)              Agreements for sale of 40%                               Incorporated by reference to Form 8-K
                    limited partnership interest in                        filed October 16, 1997, and related
                    United Defense L.P.                                    Form 8-K/A

3(a)              Articles of Incorporation as                             Exhibit volume, 1990 10-K
                    amended April 24, 1990

                  Certificate of Designation filed                         Exhibit volume, 1997 10-K
                    September 25, 1997

3(b)              By-laws as amended April 25, 1990                        Exhibit volume, 1990 10-K

4(a)              Harsco Corporation Rights                                Incorporated by reference to Form
                    Agreement dated as of September                             8-A, filed September 26, 1997
                    28, 1997, with Chase Mellon
                    Shareholder Services L.L.C.

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

         Material Contracts - Underwriting

10(f)             Underwriting Agreement for                               Exhibit volume, 1987 10-K
                    Debt Securities dated
                    October 22, 1987

         Material Contracts - Management Contracts and Compensatory Plans

10(g)             Harsco Corporation Incentive Plan                        Exhibit volume, 1992 10-K
                    as amended March 18, 1992

10(h)             Harsco Corporation Supplemental                          Exhibit volume, 1997 10-K
                    Retirement Benefit Program as
                    amended January 27, 1998

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

                  Employment Agreements -

10(o)             D. C. Hathaway                                           Exhibit volume, 1989 10-K
                                                                                Uniform agreement, the same as
                                                                                shown for J. J. Burdge
   "              L. A. Campanaro                                                      "                   "
   "              P. C. Coppock                                                        "                   "
   "              W. D. Etzweiler                                                      "                   "
   "              S. D. Fazzolari                                                      "                   "

10(p)             Consulting Agreement for                                 Exhibit volume, 1997 10-K
                    W. D. Etzweiler dated as
                    of March 1, 1998

10(q)             Special Supplemental Retirement                          Exhibit Volume, 1988 10-K
                    Benefit  Agreement for
                    D. C. Hathaway

                  Director Indemnity Agreements -

10(r)             R. F. Nation                                             Exhibit volume, 1989 10-K
                                                                                Uniform agreement, same as
                                                                                shown for J. J. Burdge
   "              A. J. Sordoni, III                                                   "                   "
   "              R. C. Wilburn                                                        "                   "
   "              R. L. Kirk                                                           "                   "
   "              N. H. Prater                                                         "                   "
   "              D. C. Hathaway                                                       "                   "
   "              J. I. Scheiner                                                       "                   "
   "              J. E. Marley                                                         "                   "
   "              C. F. Scanlan                                                        "                   "

10(s)             Harsco Corporation Directors                             Exhibit volume, 1990 10-K
                    Retirement Plan (terminated
                    effective December 31, 1996)

(a)               3.Listing of Exhibits Filed with Form 10-K (continued):

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

12                Computation of Ratios of                                 Exhibit volume, 1997 10-K
                    Earnings to Fixed Charges

21                Subsidiaries of the Registrant                           Exhibit volume, 1997 10-K

23                Consent of Independent Accountants                       Exhibit volume, 1997 10-K

27.1              Financial Data Schedule                                  Exhibit volume, 1997 10-K

27.2              Restated Financial Data Schedules                        Exhibit volume, 1997 10-K

27.3              Restated Financial Data Schedules                        Exhibit volume, 1997 10-K

Exhibits other than those listed above are omitted for the reason that they are either not applicable or not material.

The foregoing Exhibits are available from the Secretary of the Company upon receipt of a fee of $10 to cover the Company's reasonable cost of providing copies of such Exhibits.

(b)    Reports on Form 8-K:

A report on Form 8-K dated October 6, 1997 was filed October 16, 1997 related to the completion of the sale of United Defense L.P.

A report on Form 8-K/A was filed on January 5, 1998, amending the Form 8-K (dated October 6, 1997 and filed by the Registrant on October 16, 1997) by providing the full text of two exhibits with respect to which the Registrant had previously sought confidential treatment.

A report on Form 8-K dated March 4, 1998 was filed March 13, 1998 related to the announced tender off by Harsco Corporation for UK-based Faber Prest Plc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  HARSCO CORPORATION

Date  3-19-98                                     By /s/ Salvatore D. Fazzolari
    -----------------                             -----------------------------
                                                  Salvatore D. Fazzolari
                                                  Senior Vice President and
                                                  Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                                 CAPACITY                                   DATE
/S/ Derek C. Hathaway                                     Chairman & Chief
----------------------------------                        Executive Officer                           3-19-98
       (Derek C. Hathaway)                                                                          -----------


/S/ Leonard A. Campanaro                                  President, Chief Operating
----------------------------------                        Officer and Director                        3-19-98
       (Leonard A. Campanaro)                                                                       -----------


/S/ Salvatore D. Fazzolari                                Senior Vice President and
----------------------------------                        Chief Financial Officer
       (Salvatore D. Fazzolari)                           (Principal Financial and
                                                          Accounting Officer)                         3-19-98
                                                                                                    -----------

/S/ Robert L. Kirk                                        Director                                    3-19-98
----------------------------------                                                                  -----------
       (Robert L. Kirk)

/S/ James E. Marley                                       Director                                    3-19-98
----------------------------------                                                                  -----------
       (James E. Marley)

/S/ Robert F. Nation                                      Director                                    3-19-98
----------------------------------                                                                  -----------
       (Robert F. Nation)

/S/ Nilon H. Prater                                       Director                                    3-19-98
----------------------------------                                                                  -----------
       (Nilon H. Prater)

/S/ Carolyn F. Scanlan                                    Director                                    3-19-98
----------------------------------                                                                  -----------
       (Carolyn F. Scanlan)

/S/ James I. Scheiner                                     Director                                    3-19-98
----------------------------------                                                                  -----------
       (James I. Scheiner)

/S/ Andrew J. Sordoni III                                 Director                                    3-19-98
----------------------------------                                                                  -----------
       (Andrew J. Sordoni III)

/S/ Robert C. Wilburn                                     Director                                    3-19-98
----------------------------------                                                                  -----------
       (Dr. Robert C. Wilburn)

HARSCO CORPORATION FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

Item 14(a) 3. Exhibits


Exhibit                                                                    Document
Number                                                                      Pages
-------                                                                    --------
3(a)      Certificate of Designation filed
            September 25, 1997                                               1 - 8

10(h)     Harsco Corporation Supplemental
            Retirement Benefit Program as amended
            January 27, 1998                                                 1 - 14

10(p)     Consulting Agreement for W.D.Etzweiler
            dated as of March 1, 1998                                        1 - 6

12        Computation of Ratios of Earnings
            to Fixed Charges                                                   1

21        Subsidiaries of the Registrant                                     1 - 3

23        Consent of Independent Accountants                                   1

27.1      Financial Data Schedule                                              1

27.2      Restated Financial Data Schedules                                    1

27.3      Restated Financial Data Schedules                                    1