Form 10-Q
period 1998-03-31
HARSCO CORP
filed 1998-04-28
CIK 45876

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   [ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

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

YES    X        NO

Title of Each Class                    Outstanding Shares at March 31, 1998
-------------------                    ------------------------------------
Common Stock Par Value $1.25                           46,753,711
Preferred Stock Purchase Rights                        46,753,711

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31
(In thousands, except per share amounts)                        1998             1997
---------------------------------------------------------------------------------------
REVENUES:
    Product sales ....................................       $ 210,532        $ 208,257
    Service sales ....................................         190,490          182,437
    Other ............................................             262              380
---------------------------------------------------------------------------------------
      TOTAL REVENUES .................................         401,284          391,074
=======================================================================================

COSTS AND EXPENSES:
    Cost of products sold ............................         162,106          159,393
    Cost of services sold ............................         144,153          139,381
    Selling, general and administrative expenses .....          51,552           52,725
    Research and development expenses ................           1,179            1,242
    Facilities discontinuance and reorganization costs             245            2,455
---------------------------------------------------------------------------------------
      TOTAL COSTS AND EXPENSES .......................         359,235          355,196
=======================================================================================

      INCOME FROM CONTINUING OPERATIONS BEFORE
          INTEREST, INCOME TAXES AND MINORITY INTEREST          42,049           35,878

Interest income ......................................           3,475            1,270
Interest expense .....................................          (3,882)          (3,992)
---------------------------------------------------------------------------------------

      INCOME FROM CONTINUING OPERATIONS BEFORE
          INCOME TAXES AND MINORITY INTEREST .........          41,642           33,156

Provision for income taxes ...........................          15,824           13,592
---------------------------------------------------------------------------------------

      INCOME FROM CONTINUING OPERATIONS BEFORE
          MINORITY INTEREST ..........................          25,818           19,564

Minority interest in net income ......................           1,476            1,436
---------------------------------------------------------------------------------------

      INCOME FROM CONTINUING OPERATIONS ..............          24,342           18,128

Income from discontinued defense business (net of
      income taxes of $5,735) ........................            --             11,970
---------------------------------------------------------------------------------------
NET INCOME ...........................................       $  24,342        $  30,098
=======================================================================================

Average shares of common stock outstanding ...........          46,809           49,530

Basic earnings per common share:
    Income from continuing operations ................       $     .52        $     .37
    Income from discontinued operations ..............            --                .24
---------------------------------------------------------------------------------------
    BASIC EARNINGS PER COMMON SHARE ..................       $     .52        $     .61
=======================================================================================

Diluted earnings per common share:
    Income from continuing operations ................       $     .52        $     .36
    Income from discontinued operations ..............            --                .24
---------------------------------------------------------------------------------------
    DILUTED EARNINGS PER COMMON SHARE ................       $     .52        $     .60
=======================================================================================

See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Continued)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                      MARCH 31         December 31
(In thousands)                                                          1998               1997
--------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ..............................       $   179,673        $   221,565
    Investments in debt securities .........................             1,000             43,867
    Receivables ............................................           277,737            259,565
    Inventories:
       Finished goods ......................................            34,790             27,639
       Work in process .....................................            32,064             27,979
       Raw material and purchased parts ....................            61,139             60,982
       Stores and supplies .................................            19,795             18,554
-------------------------------------------------------------------------------------------------
          Total inventories ................................           147,788            135,154
    Other current assets ...................................            53,322             53,501
-------------------------------------------------------------------------------------------------
       TOTAL CURRENT ASSETS ................................           659,520            713,652
-------------------------------------------------------------------------------------------------
Property, plant and equipment, at cost .....................         1,217,975          1,202,783
Allowance for depreciation .................................          (704,347)          (690,870)
-------------------------------------------------------------------------------------------------
                                                                       513,628            511,913
-------------------------------------------------------------------------------------------------
Cost in excess of net assets of businesses acquired, net ...           187,559            187,666
Other assets ...............................................            98,222             63,957
-------------------------------------------------------------------------------------------------
       TOTAL ASSETS ........................................       $ 1,458,929        $ 1,477,188
=================================================================================================

LIABILITIES
CURRENT LIABILITIES:
    Notes payable and current maturities ...................       $    24,358        $    26,477
    Accounts payable .......................................           103,250            120,148
    Accrued compensation ...................................            36,908             42,652
    Income taxes ...........................................            33,619             30,572
    Other current liabilities ..............................           150,483            152,643
-------------------------------------------------------------------------------------------------
       TOTAL CURRENT LIABILITIES ...........................           348,618            372,492
-------------------------------------------------------------------------------------------------
Long-term debt .............................................           199,113            198,898
Deferred income taxes ......................................            38,285             36,594
Other liabilities ..........................................            87,718             87,502
-------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES ...................................           673,734            695,486
-------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Common stock and additional paid-in capital ................           162,874            161,678
Accumulated other comprehensive income (expense) ...........           (52,032)           (50,974)
Retained earnings ..........................................         1,047,870          1,033,770
Treasury stock .............................................          (373,517)          (362,772)
-------------------------------------------------------------------------------------------------
       TOTAL SHAREHOLDERS' EQUITY ..........................           785,195            781,702
-------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..........       $ 1,458,929        $ 1,477,188
=================================================================================================

See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS (Continued)

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31
(In thousands)                                                                        1998            1997
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..............................................................       $  24,342        $ 30,098
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation ........................................................          26,265          26,252
       Amortization ........................................................           2,325           2,267
       Equity in income of unconsolidated entities .........................            (129)        (17,919)
       Dividends or distributions from unconsolidated entities .............            --             9,325
       Deferred income taxes ...............................................             (87)          1,180
       Other, net ..........................................................           1,782              46
       Changes in assets and liabilities, net of acquisitions of businesses:
           Accounts receivable .............................................         (17,819)        (19,828)
           Inventories .....................................................         (11,070)         (7,856)
           Accounts payable ................................................          (6,183)         (6,567)
           Other assets and liabilities ....................................          (2,480)             61
------------------------------------------------------------------------------------------------------------

       NET CASH PROVIDED BY OPERATING ACTIVITIES (1) .......................          16,946          17,059
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment ..............................         (32,560)        (37,530)
   Purchase of businesses, net of cash acquired ............................         (23,834)           --
   Maturities of investments available-for-sale ............................          40,000            --
   Investments held-to-maturity, net of purchases ..........................           3,010             250
   Other investing activities ..............................................          (6,301)          3,422
------------------------------------------------------------------------------------------------------------

       NET CASH (USED) BY INVESTING ACTIVITIES .............................         (19,685)        (33,858)
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Short-term borrowings, net ..............................................          (2,597)          5,809
   Current maturities and long-term debt:
     Additions .............................................................           2,403          15,124
     Reductions ............................................................          (7,037)         (1,655)
   Cash dividends paid on common stock .....................................         (10,295)         (9,909)
   Common stock issued-options .............................................             863           2,076
   Common stock acquired for treasury ......................................         (20,816)        (12,152)
   Other financing activities ..............................................          (1,341)           --
------------------------------------------------------------------------------------------------------------

       NET CASH (USED) BY FINANCING ACTIVITIES .............................         (38,820)           (707)
------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash ....................................            (333)           (189)
------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents ..................................         (41,892)        (17,695)

Cash and cash equivalents at beginning of period ...........................         221,565          45,862
------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .................................       $ 179,673        $ 28,167
============================================================================================================

(1) Cash provided by operating activities for the first quarter of 1998 includes approximately $4 million of income taxes paid related to the gain on the disposal of the defense business.

See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS (Continued)

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                         THREE MONTHS ENDED
                                                                               MARCH 31
(In thousands)                                                           1998            1997
===============================================================================================
Net income .....................................................       $ 24,342        $ 30,098

Other comprehensive income (expense):
       Foreign currency translation adjustments ................         (1,086)         (9,418)
       Unrealized investment gains, net of deferred income taxes             28            --
-----------------------------------------------------------------------------------------------
Other comprehensive income (expense) ...........................         (1,058)         (9,418)
-----------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME .....................................       $ 23,284        $ 20,680
===============================================================================================

See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS (Continued)



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The settlement does not resolve the claim by the Internal Revenue Service that, contrary to the Company's position, certain cargo truck models sold by the Company should be considered to have gross vehicle weights in excess of the 33,000 pound threshold under the Federal Excise Tax law, are not entitled to an exemption from the Federal Excise Tax under any other theory, and therefore are taxable. On December 19, 1996, the District Director of the Internal Revenue Service issued a 30-day letter and examination report (the "Report") that proposed an increase in Federal Excise Tax of $33.7 million plus penalties of $6.9 million and applicable interest currently estimated by the Company to be $37.9 million, primarily on the grounds that those cargo truck models are subject to the Federal Excise Tax. This proposed increase in Federal Excise Tax takes into account offsetting credits of $9.2 million, based on a partial allowance of the Company's $23.4 million claim that certain truck components are exempt from the Federal Excise Tax. The Report disallowed in full the Company's additional claim that it is entitled to the entire $52 million of Federal Excise Tax (plus applicable interest currently estimated by the Company to be $32.8 million) the Company has paid on the five-ton trucks, on the grounds that such trucks qualify for the Federal Excise Tax exemption applicable to certain vehicles specially designed for the primary function of off-highway transportation. In the event that the Company ultimately receives from the Internal Revenue Service a refund of tax (including applicable interest) with respect to which the Company has already received reimbursement from the Army, the refund would be allocated between the Company and the Army. The Company plans to vigorously contest the findings of the District

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS (Continued)

Director. On March 19, 1997, the Company filed its formal written protest to these findings with the Internal Revenue Service Office of the Regional Director of Appeals. Currently the Company is engaged in discussions concerning these findings with the IRS Appeals Officer assigned to this case. Although there is risk of an adverse outcome, the Company believes that the cargo trucks are not taxable. No recognition has been given in the accompanying financial statements for the Company's claim with the Internal Revenue Service.

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

Under the settlement, the Army agreed that if the cargo trucks are determined to be taxable, the 1993 decision of the Armed Services Board of Contract Appeals (which ruled that the Company is entitled to a price adjustment to the contract for reimbursement of FET paid on vehicles that were to be delivered after October 1, 1988) will apply to the question of the Company's right to reimbursement from the Army for after-imposed taxes on the cargo trucks. In the Company's view, application of the 1993 decision will favorably resolve the principal issues regarding any such future claim by the Company. Therefore, the Company believes that even if the cargo trucks are ultimately held to be taxable, the Army would be obligated to reimburse the Company for a majority of the tax, (but not interest or penalty, if any), resulting in a net maximum liability for the Company of $9.1 million plus penalties of $6.9 million and applicable interest currently estimated by the Company to be $37.9 million. The Company believes it is unlikely that resolution of this matter will have a material adverse effect on the Company's financial position, however, it could have a material effect on quarterly or annual results of operations.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS (Continued)

Environmental
The Company is involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites. While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company. The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Consolidated Balance Sheet at March 31, 1998 and December 31, 1997, includes an accrual of $3.3 million and $3.4 million, respectively, for environmental matters. The amounts charged to earnings on a pre-tax basis related to environmental matters totaled $0.1 million and $0.2 million for the three months of 1998 and 1997, respectively.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS (Continued)

For those contracts that hedge an identifiable transaction, gains or losses are deferred and accounted for as part of the underlying transactions. The cash flows from these contracts are classified consistent with the cash flows from the transaction being hedged. The Company also enters into forward exchange contracts for intercompany foreign currency commitments. These foreign exchange contracts do not qualify as hedges, and they are recognized in income based on their fair market value. As of March 31, 1998, the total of all forward exchange contracts amounted to $3.1 million with a favorable marked to market fluctuation of $0.1 million.


Acquisitions

On April 14, 1998, the Company announced that it had completed the acquisition of Faber Prest Plc for approximately $97 million. Faber Prest is a UK-based provider of services to worldwide steel producers and integrated logistics services to the steel industry and other market sectors. For the year ended September 30, 1997, Faber Prest recorded sales of approximately $137 million.

Reconciliation of Basic and Diluted Shares

                                            THREE MONTHS ENDED MARCH 31
(Dollars in thousands except per share)       1998              1997
-----------------------------------------------------------------------
Income from continuing operations         $    24,342       $    18,128
                                          ===========       ===========

Average shares of common stock
       outstanding used to compute
       basic earnings per common
       share                               46,808,859        49,529,970

Additional common shares to be
       issued assuming exercise of
       stock options, net of shares
       assumed reacquired                     428,407           427,480
                                          -----------       -----------

Shares used to compute dilutive
       effect of stock options             47,237,266        49,957,450
                                          ===========       ===========

Basic earnings per common share
     from continuing operations           $       .52       $       .37
                                          ===========       ===========

Diluted earnings per common share
     from continuing operations           $       .52       $       .36
                                          ===========       ===========

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS (Continued)


New Financial Accounting Standard Issued

During the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined to include all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Consolidated Statement of Comprehensive Income is included with the financial statements,
Part I, Item I.

In February 1998 the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS
132), which is effective for fiscal years beginning after December 15, 1997. SFAS 132 revises the required disclosures about pension and other postretirement benefit plans. The Company plans to adopt SFAS 132 in the fourth quarter of 1998.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Net cash provided by operating activities was $16.9 million in the first quarter of 1998 compared with $17.1 million in 1997. Operating cash flows for 1998 showed considerable strength in comparison to the first quarter of 1997, which included $9.3 million distribution from the defense business which was sold in October 1997, and income tax payments made in the first quarter of 1998 of approximately $4 million related to the gain on the sale of the defense business.

Capital expenditures for the first quarter of 1998 of $32.6 million were below last year's $37.5 million due to the timing of capital expenditures. For the year, capital expenditures are expected to exceed last year's amount. These investments reflect the Company's continuing program to achieve business growth and to improve productivity and product quality. The maturity of investments available for sale provide $40 million of cash from investing activities which was partially offset by $6.9 million for the acquisition of EFI Corporation and approximately $17 million reflecting the purchase of approximately 17% of Faber Prest shares in March. The remaining shares of Faber Prest were acquired in April to complete the acquisition. Cash used for financing activities included a net decrease in long-term debt of $4.6 million, a $2.6 million decrease in short-term debt, and $10.3 million of cash dividends paid on common stock, for the first quarter 1998.

The Company has maintained a policy of reacquiring its common stock in unsolicited open market or privately-negotiated transactions at prevailing market prices for several years. In November 1997, the Board of Directors authorized the purchase, over a one-year period, of up to 2,000,000 shares of the Company's common stock. The number of shares purchased under this program during the three months ended March 31, 1998 was 287,700 shares of common stock for $11.9 million. Since Board approval in November, 1,226,441 shares of common stock have been purchased under this plan at an aggregate cost of $50.2 million. Cash and cash equivalents decreased $41.9 million to $179.7 million at March 31, 1998.

Other matters which could affect cash flows in the future are discussed under
Part 1, item 1 "Notes to Consolidated Financial Statements."

Harsco continues to maintain a good financial position, with net working capital of $310.9 million, a decrease from the $341.2 million at December 31, 1997. Current assets amounted to $659.5 million, and current liabilities were $348.6 million, resulting in a current ratio of 1.9 to 1, the same as December 31, 1997. With total debt of $223.5 million and equity of $785.2 million at March 31, 1998, the total debt as a percent of capital was 22.2%, compared with 22.4% at December 31, 1997.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)


The stock price range during the first quarter was 37 1/2 - 46 1/8. Harsco's book value per share at March 31, 1998, was $16.79, compared with $16.64 at December 31, 1997. The Company's annualized return on average equity from continuing operations for the first quarter of 1998 was 12.4%, compared with 11.6% for the first quarter of 1997. The annualized return on average assets from continuing operations was 12.5%, compared with 11.8% for the first quarter of 1997. The annualized return on average capital from continuing operations for the first quarter was 10.6%, compared with 9.4% for the first quarter of 1997.

The Company has available through a syndicate of banks a $400 million multi-currency five-year revolving credit facility, extending through July 2001. This facility serves as back-up to the Company's commercial paper program. As of March 31, 1998, there were no borrowings outstanding under this facility.

The Company has a U.S. commercial paper borrowing program under which it can issue up to $300 million of short-term notes in the U.S. commercial paper market. In addition, the Company has a 3 billion Belgian Franc program, equivalent to approximately U.S. $79 million. The Belgian program is used to borrow a variety of Eurocurrencies in order to fund the Company's European operations more efficiently and in appropriate currencies. The Company limits the aggregate commercial paper and syndicated credit facility borrowings at any one time to a maximum $400 million. At March 31, 1998, the Company had $28.3 million of commercial paper debt outstanding under the commercial paper programs.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)


RESULTS OF OPERATIONS
FIRST THREE MONTHS OF 1998 COMPARED
WITH FIRST THREE MONTHS OF 1997

First quarter revenues from continuing operations for 1998 were $401.3 million, 3% above last year's comparable period. The increase was due to higher service sales for scaffolding, shoring and forming equipment, metal reclamation and mill services, railway maintenance contract services, and the inclusion of medical waste disposal service sales arising from an acquisition in December, 1997. Service sales in metal reclamation and mill services increased despite being adversely affected by the strengthening of the U.S. dollar, particularly against certain European currencies. In addition, higher product sales were recorded for railway maintenance of way equipment, process equipment, and the inclusion of an acquisition in February, 1998. These product sales more than offset lower product sales for gas control and containment equipment, and grating. Excluding the adverse effect of the strengthening U.S. dollar, revenues from continuing operations for the first quarter of 1998 were 5% above the first quarter of 1997.

Costs of products and services sold increased, principally due to higher volume. Selling, general and administrative expenses decreased as a result of continuing efforts to reduce expenses which more than offset costs arising from the inclusion of acquired companies.

Income from continuing operations before income taxes and minority interest was up 26% from 1997 due principally to improved performance. Interest income was up due to the increased amount of cash available for investment purposes which resulted from the disposal of the Company's defense business in the fourth quarter of 1997. On a comparative basis, results for the first quarter of 1997 were unfavorably affected by a $1.4 million provision for an impairment loss arising from the disposal of the Company's shell and tube business. Higher earnings from continuing operations in 1998 were due principally to higher results for scaffolding, shoring and forming equipment, metal reclamation and mill services and process equipment. These increases were partially offset by lower results for pipe fittings, railway maintenance of way equipment and services, and gas control and containment equipment. The effective income tax rate for continuing operations for 1998 was 38%, versus 41% in 1997. The reduction in the income tax rate is due principally to lower effective tax rates on international earnings.

Income from continuing operations of $24.3 million in the first quarter for 1998 was up 34% from 1997. Basic income per common share from continuing operations was $.52, up 41% from the $.37 recorded in 1997.

Income from discontinued operations, which reflects the after-tax results of the Company's divested defense business, reported no results in 1998 due to the disposal of the defense business in the fourth quarter of 1997.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)


Net income of $24.3 million for the first quarter of 1998, was below 1997 as a result of the inclusion of income from discontinued operations in 1997's first quarter results. Basic net income per common share was $.52, down from 1997.

Sales of the Metal Reclamation and Mill Services Group, at $151.2 million, were above 1997's first quarter, despite the strengthening of the U.S. dollar, principally against certain European currencies. Sales for the Process Industry Products Group, at $149.4 million, were higher than last year's similar period due principally to the inclusion of sales arising from two acquisitions and increased sales for process equipment. Sales for the Infrastructure and Construction Group, at $100.4 million, which included higher sales for scaffolding, shoring and forming equipment, as well as railway maintenance of way equipment and services, were above 1997's first quarter. Sales for grating were down from last year's comparable period.

Operating profit for the Metal Reclamation and Mill Services Group at $22.4 million exceeded 1997 despite the adverse effects of the strong U.S. dollar. Operating profit excluding the effect of items relating to facilities discontinuance and reorganization costs for the Process Industry Products Group at $14.3 million was below last year's comparable period due primarily to lower results for pipe fittings and the inclusion of start-up costs associated with the medical waste disposal service acquisition. After including the effect of facilities discontinuance and reorganization costs, operating profit of $14.3 million for the Process Industry Products Group was slightly above the amount recorded in 1997's first quarter which included a $1.4 million provision for an impairment loss arising from the disposal of the Company's shell and tube business. Operating profit in 1998 of $9.4 million for the Infrastructure and Construction Group was almost twice the amount recorded in 1997's first quarter. The increase primarily reflected significantly improved results for scaffolding and shoring and forming equipment.

In addition to the Group reporting noted above, the Company views itself as a diversified industrial services and engineered products company. Total industrial service sales, which include the Metal Reclamation and Mill Services Group and Infrastructure and Construction Group service businesses, principally scaffolding services and railway maintenance of way services, were $190.5 million in 1998 and $182.4 million in 1997, or approximately 48% and 47% of net sales, respectively. Excluding the adverse effect of the strengthening U.S. dollar, total industrial service sales were approximately 9% above last year's comparable period. The total engineered products sales for 1998 were $210.5 million or approximately 52% of net sales, which includes sales from the Infrastructure and Construction Group and the Process Industry Products Group. The total engineered products sales for 1997 were $208.3 million or approximately 53% of net sales.

The operating profit for industrial services for 1998 was $26.6 million compared with $20.0 million in 1997, or approximately 58% and 51%, respectively, of total Group operating profit. The operating profit from engineered products for 1998 was $19.4 million compared with $19.1 million in 1997, which included a $1.4 million provision for an impairment loss arising from the disposal of the Company's shell and tube business. These amounts are approximately 42% and 49%, respectively, of total Group operating profit.

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


ITEM 5.  OTHER INFORMATION

DIVIDEND ACTION:

On March 19, 1998, the Company announced that the Board of Directors declared a quarterly cash dividend of 22 cents per share, payable May 15, 1998, to shareholders of record on April 15, 1998.


ITEM 6(a).     EXHIBITS

The following exhibits are attached:

a.) Exhibit No. 2 Recommended Cash Offer by Lazard Brothers & Co., Limited on behalf of Heckett MultiServ Investment Limited, a wholly owned subsidiary of Harsco Corporation for Faber Prest Plc.

b.)      Exhibit No. 12 Computation of Ratios of Earnings to Fixed Charges.

c.)      Exhibit No. 27 Financial Data Schedule


ITEM 6(b).    REPORTS ON FORM 8-K

A report on Form 8-K/A was filed January 5, 1998, amending the form 8-K (dated October 6, 1997 and filed by the Company on October 16, 1997) by providing the full text of two exhibits with respect to which the Company had previously sought confidential treatment.

A report on Form 8-K dated March 4, 1998 was filed March 13, 1998 related to the announced tender offer by the Company for UK-based Faber Prest Plc.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                        HARSCO CORPORATION
                                          ---------------------------------
                                                                (Registrant)



DATE         April 27, 1998               /S/ Leonard A. Campanaro
     -------------------------------      ------------------------
                                          Leonard A. Campanaro
                                          President and Chief Operating Officer


DATE         April 27, 1998               /S/ Salvatore D. Fazzolari
     -------------------------------      --------------------------
                                          Salvatore D. Fazzolari
                                          Senior Vice President and Chief
                                          Financial Officer