Form 10-Q
period 1998-06-30
HARSCO CORP
filed 1998-08-03
CIK 45876

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

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
YES   X        NO
    -----         -----

Title of Each Class                         Outstanding Shares at June 30, 1998
-------------------                         -----------------------------------

Common Stock Par Value $1.25                                45,917,999
Preferred Stock Purchase Rights                             45,917,999

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                                        Three Months Ended         Six Months Ended
                                                                             June 30                   June 30
(In thousands, except per share amounts)                                 1998         1997         1998         1997
----------------------------------------                              ---------    ---------    ---------    ---------
REVENUES:
    Product sales                                                     $ 220,953    $ 220,768    $ 431,485    $ 429,025
    Service sales                                                       235,318      205,501      425,808      387,938
    Other                                                                   610          410          872          790
                                                                      ---------    ---------    ---------    ---------
      TOTAL REVENUES                                                    456,881      426,679      858,165      817,753
                                                                      =========    =========    =========    =========

COSTS AND EXPENSES:
    Cost of products sold                                               165,746      168,661      327,852      328,054
    Cost of services sold                                               178,652      153,527      322,805      292,908
    Selling, general and administrative expenses                         54,105       53,951      105,657      106,676
    Research and development expenses                                     1,627          891        2,806        2,133
    Facilities discontinuance and reorganization costs                       43          600          288        3,055
                                                                      ---------    ---------    ---------    ---------
      TOTAL COSTS AND EXPENSES                                          400,173      377,630      759,408      732,826
                                                                      =========    =========    =========    =========

      INCOME FROM CONTINUING OPERATIONS BEFORE
          INTEREST, INCOME TAXES AND MINORITY INTEREST                   56,708       49,049       98,757       84,927

Interest income                                                           1,950        1,172        5,425        2,442
Interest expense                                                         (4,672)      (4,521)      (8,554)      (8,513)
                                                                      ---------    ---------    ---------    ---------

      INCOME FROM CONTINUING OPERATIONS BEFORE
          INCOME TAXES AND MINORITY INTEREST                             53,986       45,700       95,628       78,856

Provision for income taxes                                               19,558       19,236       35,382       32,828
                                                                      ---------    ---------    ---------    ---------

      INCOME FROM CONTINUING OPERATIONS BEFORE
          MINORITY INTEREST                                              34,428       26,464       60,246       46,028

Minority interest in net income                                           1,354        1,710        2,830        3,146
                                                                      ---------    ---------    ---------    ---------

      INCOME FROM CONTINUING OPERATIONS                                  33,074       24,754       57,416       42,882

Income from discontinued defense business (net of
      income taxes of $4,131 and $9,866, respectively)                     --         11,660         --         23,630
                                                                      ---------    ---------    ---------    ---------
NET INCOME                                                            $  33,074    $  36,414    $  57,416    $  66,512
                                                                      =========    =========    =========    =========

Average shares of common stock outstanding                               46,322       49,067       46,564       49,297

Basic earnings per common share:
    Income from continuing operations                                 $     .71    $     .50    $    1.23    $     .87
    Income from discontinued operations                                    --            .24         --            .48
                                                                      ---------    ---------    ---------    ---------
BASIC EARNINGS PER COMMON SHARE                                       $     .71    $     .74    $    1.23    $    1.35
                                                                      =========    =========    =========    =========

Diluted earnings per common share:
    Income from continuing operations                                 $     .71    $     .50    $    1.22    $     .86
    Income from discontinued operations                                    --            .24         --            .48
                                                                      ---------    ---------    ---------    ---------
DILUTED EARNINGS PER COMMON SHARE                                     $     .71    $     .74    $    1.22    $    1.34
                                                                      =========    =========    =========    =========


See accompanying notes to consolidated financial statements

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Continued)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                            JUNE 30      DECEMBER 31
(In thousands)                                                1998            1997
--------------                                            -----------    -----------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                             $    46,730    $   221,565
    Investments in debt securities                               --           43,867
    Receivables                                               340,570        259,565
    Inventories:
       Finished goods                                          42,076         27,639
       Work in process                                         33,909         27,979
       Raw material and purchased parts                        62,955         60,982
       Stores and supplies                                     22,562         18,554
                                                          -----------    -----------
           Total inventories                                  161,502        135,154
    Other current assets                                       61,729         53,501
                                                          -----------    -----------
       TOTAL CURRENT ASSETS                                   610,531        713,652
                                                          -----------    -----------
Property, plant and equipment, at cost                      1,367,368      1,202,783
Allowance for depreciation                                   (776,775)      (690,870)
                                                          -----------    -----------
                                                              590,593        511,913
                                                          -----------    -----------
Cost in excess of net assets of companies acquired, net       255,717        187,666
Other assets                                                  111,989         63,957
                                                          -----------    -----------
       TOTAL ASSETS                                       $ 1,568,830    $ 1,477,188
                                                          ===========    ===========

LIABILITIES
CURRENT LIABILITIES:
    Notes payable and current maturities                  $    22,582    $    26,477
    Accounts payable                                          133,238        120,148
    Accrued compensation                                       45,927         42,652
    Income taxes                                               27,903         30,572
    Other current liabilities                                 169,294        152,643
                                                          -----------    -----------
       TOTAL CURRENT LIABILITIES                              398,944        372,492
                                                          -----------    -----------
Long-term debt                                                264,262        198,898
Deferred income taxes                                          55,276         36,954
Other liabilities                                              85,707         87,142
                                                          -----------    -----------
       TOTAL LIABILITIES                                      804,189        695,486
                                                          ===========    ===========

SHAREHOLDERS' EQUITY
Common stock and additional paid-in capital                   164,754        161,678
Accumulated other comprehensive income (expense)              (57,082)       (50,974)
Retained earnings                                           1,070,862      1,033,770
Treasury stock                                               (413,893)      (362,772)
                                                          -----------    -----------
       TOTAL SHAREHOLDERS' EQUITY                             764,641        781,702
                                                          -----------    -----------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 1,568,830    $ 1,477,188
                                                          ===========    ===========


See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS (Continued)

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                   Six Months Ended
                                                                       June 30
(In thousands)                                                    1998         1997
--------------                                                  ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $  57,416    $  66,512
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation                                                 56,634       54,312
      Amortization                                                  5,299        4,587
      Equity in income of unconsolidated entities                    (569)     (33,959)
      Dividends or distributions from unconsolidated entities        --         31,636
      Deferred income taxes                                         2,697         (360)
      Other, net                                                    4,877        1,293
      Changes in assets and liabilities, net of acquisitions
        and dispositions of businesses:
          Accounts receivable                                     (40,194)     (27,792)
          Inventories                                             (16,195)     (13,580)
          Accounts payable                                         11,238       (3,951)
          Other assets and liabilities                            (22,936)       3,221
                                                                ---------    ---------
      NET CASH PROVIDED BY OPERATING ACTIVITIES (1)                58,267       81,919
                                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                     (68,087)     (71,961)
   Purchase of businesses, net of cash acquired                  (123,584)        --
   Maturities of investments available-for-sale                    40,000         --
   Investments held-to-maturity, net of purchases                   4,010       10,120
   Proceeds from sale of a business                                  --          1,236
   Other investing activities                                      (5,090)       4,967
                                                                ---------    ---------
      NET CASH (USED) BY INVESTING ACTIVITIES                    (152,751)     (55,638)
                                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Short-term borrowings, net                                      (8,735)      16,235
   Current maturities and long term debt:
     Additions                                                     37,177       29,974
     Reductions                                                   (25,785)     (21,983)
   Cash dividends paid on common stock                            (20,539)     (19,747)
   Common stock issued-options                                      2,078        3,174
   Common stock acquired for treasury                             (60,734)     (35,323)
   Other financing activities                                      (1,341)           5
                                                                ---------    ---------
      NET CASH (USED) BY FINANCING ACTIVITIES                     (77,879)     (27,665)
                                                                ---------    ---------
Effect of exchange rate changes on cash                            (2,472)        (533)
                                                                ---------    ---------
Net increase (decrease) in cash and cash equivalents             (174,835)      (1,917)
Cash and cash equivalents at beginning of period                  221,565       45,862
                                                                ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $  46,730    $  43,945
                                                                =========    =========


(1) Cash provided by operating activities for the six months ended June 30, 1998 includes approximately $4 million of income taxes paid related to the gain on the disposal of the defense business.


See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS (Continued)

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Unaudited)


                                                                 Three Months Ended       Six Months Ended
                                                                      June 30                 June 30
(In thousands)                                                    1998        1997        1998        1997
--------------                                                  --------    --------    --------    --------
Net income                                                      $ 33,074    $ 36,414    $ 57,416    $ 66,512

Other comprehensive income (expense):
    Foreign currency translation adjustments                      (5,050)     (3,118)     (6,136)    (12,536)
    Unrealized investment gains, net of deferred income taxes       --          --            28        --
                                                                --------    --------    --------    --------
Other comprehensive income (expense)                              (5,050)     (3,118)     (6,108)    (12,536)
                                                                --------    --------    --------    --------

TOTAL COMPREHENSIVE INCOME                                      $ 28,024    $ 33,296    $ 51,308    $ 53,976
                                                                ========    ========    ========    ========


See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commitments and Contingencies:

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

The settlement does not resolve the claim by the Internal Revenue Service that, contrary to the Company's position, certain cargo truck models sold by the Company should be considered to have gross vehicle weights in excess of the 33,000 pound threshold under the Federal Excise Tax law, are not entitled to an exemption from the Federal Excise Tax under any other theory, and therefore are taxable. On December 19, 1996, the District Director of the Internal Revenue Service issued a 30-day letter and examination report (the "Report") that proposed an increase in Federal Excise Tax of $33.7 million plus penalties of $6.9 million and applicable interest currently estimated by the Company to be $39.9 million, primarily on the grounds that those cargo truck models are subject to the Federal Excise Tax. This proposed increase in Federal Excise Tax takes into account offsetting credits of $9.2 million, based on a partial allowance of the Company's $22.9 million claim that certain truck components are exempt from the Federal Excise Tax. The Report disallowed in full the Company's additional claim that it is entitled to the entire $52 million of Federal Excise Tax (plus applicable interest currently estimated by the Company to be $34.0 million) the Company has paid on the five-ton trucks, on the grounds that such trucks qualify for the Federal Excise Tax exemption applicable to certain vehicles specially designed for the primary function of off-highway transportation. In the event that the Company ultimately receives from the Internal Revenue Service a refund of tax (including applicable interest) with respect to which the Company has already received reimbursement from the Army, the refund would be allocated between the Company and the Army. The Company plans to vigorously contest the findings of the District Director. On March 19, 1997, the Company filed its formal written protest to these findings with the Internal Revenue Service Office of the Regional Director of Appeals. On July 24, 1998, the Company filed a formal request for approval of mediation with the Internal Revenue Service Director, Dispute Resolution and Specialty Programs, under the provisions of the Internal Revenue Service Restructuring and Reform Act of 1998. Although there is risk of an adverse outcome, the Company believes that the cargo trucks are not taxable. No recognition has been given in the accompanying financial statements for the Company's claim with the Internal Revenue Service.

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

Under the settlement, the Army agreed that if the cargo trucks are determined to be taxable, the 1993 decision of the Armed Services Board of Contract Appeals (which ruled that the Company is entitled to a price adjustment to the contract for reimbursement of FET paid on vehicles that were to be delivered after October 1, 1988) will apply to the question of the Company's right to reimbursement from the Army for after-imposed taxes on the cargo trucks. In the Company's view, application of the 1993 decision will favorably resolve the principal issues regarding any such future claim by the Company. Therefore, the Company believes that even if the cargo trucks are ultimately held to be taxable, the Army would be obligated to reimburse the Company for a majority of the tax, (but not interest or penalty, if any), resulting in a net maximum liability for the Company of $9.1 million plus penalties of $6.9 million and applicable interest currently estimated by the Company to be $39.9 million. The Company believes it is unlikely that resolution of this matter will have a material adverse effect on the Company's financial position, however, it could have a material effect on quarterly or annual results of operations.

M9 Armored Combat Earthmover Claim

The Company and its legal counsel are of the opinion that the U.S. Government did not exercise option three under the M9 Armored Combat Earthmover (ACE) contract in a timely manner, with the result that the unit prices for options three, four and five are subject to renegotiation. Claims reflecting the Company's position were filed with respect to all options purported to be exercised, totaling in excess of $60 million plus interest. In February 1998, the Armed Services Board of Contract Appeals denied the Company's claims. The Company has appealed the decision to the United States Court of Appeals for the Federal Circuit. No recognition has been given in the accompanying financial statements for any recovery on these claims.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS (Continued)

In 1992, the United States Government through its Defense Contract Audit Agency commenced an audit of certain contracts for sale of tracked vehicles by the Company to foreign governments, which were financed by the United States Government through the Defense Security Assistance Agency. The Company cooperated with the audit and responded to a number of issues raised by the audit. In September 1994, the Company received a subpoena issued by the Department of Defense Inspector General seeking various documents relating to sale contracts between the Company and foreign governments which were funded by the Defense Security Assistance Agency. The Company is continuing to cooperate and is responding to the subpoena. The Government subsequently issued a grand jury subpoena to a former employee of the Company's divested defense business. Based on discussions with the agent in charge and the Government auditors, it appears that the investigation focuses on whether the Company made improper certifications to the Defense Security Assistance Agency and other government contract accounting matters. The Government has not asserted any claims at this time and it is too early to know whether a claim will be asserted or what the nature of any such claim would be, however, the Company's management and its counsel believe it is unlikely that this issue will have a material adverse effect on the Company's financial position.

Continuing Operations - Contingencies

In June 1994, the shareholder of the Ferrari Group, a Belgium holding company involved in steel mill services and other activities, filed a legal action in Belgium against Heckett MultiServ, S.A. and S.E.A.E., subsidiaries of MultiServ International N.V. (a subsidiary of the Company). The action alleges that these two subsidiaries breached contracts arising from letters of intent signed in 1992 and 1993 concerning the possible acquisition of the Ferrari Group, claiming that the subsidiaries were obligated to proceed with the acquisition and failed to do so. The action seeks damages of 504 million Belgian francs (approximately U.S. $13.5 million). The Company intends to vigorously defend against the action and believes that based on conditions contained in the letters of intent and other defenses it will prevail. The Company and its counsel believe that it is unlikely that these claims will have a material adverse effect on the Company's financial position or results of operations.

Environmental

The Company is involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites. While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company. The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Consolidated Balance Sheet at June 30, 1998 and December 31, 1997, includes an accrual of $3.2 million and $3.4 million, respectively, for environmental matters. The amounts charged to earnings on a pre-tax basis related to environmental matters totaled $0.3 million for the six months of 1998 and $0.2 million for the six months of 1997.

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

The Company enters into forward foreign exchange contracts to hedge transactions on its non-U.S. subsidiaries, for firm commitments to purchase equipment and for export sales denominated in foreign currencies. These contracts generally are for 90 to 180 days or less. For those contracts that hedge an identifiable transaction, gains or losses are deferred and accounted for as part of the underlying transactions. The cash flows from these contracts are classified consistent with the cash flows from the transaction being hedged. The Company also enters into forward exchange contracts for intercompany foreign currency commitments. These foreign exchange contracts do not qualify as hedges, and they are recognized in income based on their fair market value. As of June 30, 1998, the total of all forward exchange contracts amounted to $2.2 million, with a favorable mark-to-market fluctuation of $19,000.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS (Continued)


New Financial Accounting Standards Issued

In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS
132), which is effective for fiscal years beginning after December 15, 1997. SFAS 132 revises the required disclosures about pension and other postretirement benefit plans. The Company plans to adopt SFAS 132 in the fourth quarter of 1998.

In June 1998, the Financial Accounting Standard Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which is effective for the fiscal years beginning after June 15, 1999. SFAS 133 requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and, if it is, the type of hedge transaction. The Company will adopt SFAS 133 by the first quarter of 2000. Due to the Company's limited use of derivative instruments, SFAS 133 is not expected to have a material effect on the financial position or results of operations of the Company.

Acquisitions

In April 1998, the Company completed the acquisition of Faber Prest Plc for approximately $98 million. Faber Prest is a UK-based provider of mill services to worldwide steel producers and of integrated logistics services to the steel industry and other market sectors. For the year ended September 30, 1997, Faber Prest recorded sales of approximately $137 million.

In June 1998, the Company completed the acquisition of Chemi-Trol Chemical Company for approximately $46 million in cash. Chemi-Trol's principal business is the production and distribution of steel pressure tanks for the storage of propane gas and anhydrous ammonia. Chemi-Trol had sales of approximately $50 million in 1997.

The Company's planned acquisition of Charter plc's Pandrol Jackson railway track maintenance business, announced in February 1998, is currently awaiting favorable completion of pre-merger review by the United States Department of Justice.

Planned Sale of Non-Core Operations

On July 7, 1998, the Company announced plans to sell certain of its smaller businesses. The operations to be sold include Nutter Engineering, a designer and manufacturer of mass transfer equipment for the refining and petrochemical industries; Astralloy Wear Technology, which produces wear-resistant steel components for a variety of industrial uses; and France-based HydroServ SAS, which provides specialized industrial cleaning services, largely for the western European market. Altogether, these businesses accounted for 1997 sales of approximately $55 million.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS (Continued)


Reconciliation of Basic and Diluted Shares

                                               Three Months Ended           Six Months Ended
                                                    June 30                     June 30
(Dollars in thousands, except per share)       1998          1997          1998          1997
----------------------------------------   -----------   -----------   -----------   -----------
Income from continuing operations          $    33,074   $    24,754   $    57,416   $    42,882
                                           ===========   ===========   ===========   ===========

Average shares of common stock
       outstanding used to compute
       basic earnings per common
       share                                46,322,100    49,066,904    46,564,135    49,297,158

Additional common shares to be
       issued assuming exercise of
       stock options, net of shares
       assumed reacquired                      462,679       417,193       445,638       422,308
                                           -----------   -----------   -----------   -----------

Shares used to compute dilutive
       effect of stock options              46,784,779    49,484,097    47,009,773    49,719,466
                                           ===========   ===========   ===========   ===========

Basic earnings per common share
     from continuing operations            $       .71   $       .50   $      1.23   $       .87
                                           ===========   ===========   ===========   ===========

Diluted earnings per common share
     from continuing operations            $       .71   $       .50   $      1.22   $       .86
                                           ===========   ===========   ===========   ===========


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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY

Net cash provided by operating activities was $58.3 million in the first six months of 1998 compared with $81.9 million in 1997. After excluding cash transactions relating to the discontinued defense business, operating cash flows for the first half of 1998 increased $12 million. Cash flows from operating activities in 1998 were lowered by $4 million due to the final tax payment related to the gain on disposal of the defense business. In 1997, cash flows were significantly assisted by $31.6 million in distributions from the discontinued defense business.

Capital expenditures for the first half of 1998 were $68.1 million compared with $72.0 million in 1997. For the year, capital expenditures are expected to exceed last year's amount. These investments reflect the Company's continuing program to achieve business growth and to improve productivity and product quality. In the first six months of 1998, $123.6 million of cash was used to purchase EFI Corporation, Faber Prest Plc, and Chemi-Trol Chemical Co.

The Company has maintained a policy of reacquiring its common stock in unsolicited open market or privately-negotiated transactions at prevailing market prices for several years. In November 1997, the Board of Directors authorized the purchase, over a one-year period, of up to 2,000,000 shares of the Company's common stock. In June 1998, the Board of Directors authorized the purchase of up to 1,000,000 additional shares of common stock through December 31, 1998. The total number of shares purchased under these programs for the six months ended June 30, 1998 was 1,182,649 for approximately $51.8 million.

Cash and cash equivalents decreased $174.8 million to $46.7 million at June 30, 1998.

Other matters which could affect cash flows in the future are discussed under
Part 1, item 1 "Notes to Consolidated Financial Statements."

The Company continues to maintain a good financial position, with net working capital of $211.6 million, a decrease from the $341.2 million at December 31, 1997. The decrease of $129.6 million relates principally to cash used for acquired businesses and stock repurchases. Current assets amounted to $610.5 million, and current liabilities were $398.9 million, resulting in a current ratio of 1.5 to 1, compared with 1.9 to 1 at December 31, 1997. With total debt of $286.8 million and equity of $764.6 million at June 30, 1998, the total debt as a percent of capital was 27.3%, compared with 22.4% at December 31, 1997.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

The stock price ranged from $37.50 to $47.00 per share during the first six months. Harsco's book value per share at June 30, 1998 was $16.65, compared with $16.64 at December 31, 1997. The Company's annualized return from continuing operations on average equity for the first half of 1998 was 14.8% compared with 13.7% for the first half of 1997. The annualized return from continuing operations on average assets was 13.9% compared with 13.8% for the first six months of 1997. The annualized return from continuing operations on average capital for the first six months was 12.2% compared with 10.9% for the first six months of 1997.

The Company has available, through a syndicate of banks, a $400 million multi-currency five-year revolving credit facility, extending through July 2001. This facility serves as back-up to the Company's commercial paper program. As of June 30, 1998, there were no borrowings outstanding under this facility.

The Company has a U.S. commercial paper borrowing program under which it can issue up to $300 million of short-term notes in the U.S. commercial paper market. In addition, the Company has a 3 billion Belgian Franc program, equivalent to approximately US $80 million. The Belgian program will be used to borrow a variety of European currencies in order to fund the Company's European operations more efficiently and in appropriate currencies. The Company limits the aggregate commercial paper and syndicated credit facility borrowings at any one time to a maximum of $400 million. At June 30, 1998, the Company had $59.6 million of commercial paper debt outstanding under the commercial paper programs.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)


RESULTS OF OPERATIONS
SECOND QUARTER OF 1998 COMPARED
WITH SECOND QUARTER OF 1997

Second quarter revenues of $456.9 million were 7% above 1997's comparable period. The increase was due principally to the inclusion of acquired companies' revenues in the second quarter of 1998. Additionally, process equipment products had increased revenues, while railway maintenance of way equipment and pipe fittings had decreases. Excluding the adverse effect of the strengthening U.S. dollar, revenues from continuing operations for the second quarter of 1998 were 9% above the second quarter of 1997.

Cost of products and services sold increased principally due to the inclusion of acquired companies' expenses for 1998. Selling, general and administrative expenses increased slightly due to the inclusion of acquired companies which was substantially offset by the results of cost reduction measures.

Income from continuing operations before income taxes and minority interest was up 18% from 1997, due principally to the inclusion of acquired companies' results and to improved performance in process equipment products, metal reclamation and mill services and scaffolding, shoring and forming services. These increases were partially offset by lower results for railway maintenance of way equipment and pipe fittings. Interest income was up due to the increased amount of cash available for investment purposes which resulted from the disposal of the Company's defense business in October 1997. The effective income tax rate for continuing operations for 1998's second quarter was 36% versus 42% in 1997. The reduction in the income tax rate is due principally to lower international and state effective tax rates.

Income from continuing operations of $33.1 million in the second quarter of 1998 was up 34% from 1997. Basic income per common share from continuing operations was $.71, up 42% from the $.50 recorded in 1997.

Net income of $33.1 million for the second quarter of 1998 was below 1997 which included $11.7 million income from the discontinued defense business. Basic income per common share was $.71, down from 1997. Diluted income per common share was $.71, down from $.74 in 1997.

Sales of the Metal Reclamation and Mill Services Group, at $203.6 million, were above 1997's second quarter due to the inclusion of an acquired company. Sales of the Process Industry Products Group, at $153.2 million, were above 1997 due principally to the inclusion of sales from acquired companies and increased sales of process equipment. Sales of the Infrastructure and Construction Group, at $99.5 million, were below 1997 due principally to lower sales of railway maintenance of way equipment and of scaffolding, shoring and forming services.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Operating profit of the Metal Reclamation and Mill Services Group, at $31.5 million, exceeded 1997 due to the inclusion of an acquired company and improved performance of certain operations. Operating profit of the Process Industry Products Group, at $18.0 million, was above 1997 due to increased income for process equipment and the inclusion of acquired companies' results. Operating profit of the Infrastructure and Construction Group, at $10.7 million, was above 1997 due to improved results for scaffolding, shoring and forming services which was partially offset by lower income for railway maintenance of way equipment.

In addition to the Group reporting noted above, the Company views itself as a diversified industrial services and engineered products company. Total industrial service sales, which include the Metal Reclamation and Mill Services Group and Infrastructure and Construction Group service businesses, principally scaffolding, forming and shoring services and railway maintenance of way services, were $235.3 million in 1998 and $205.5 million in 1997, or approximately 52% and 48% of net sales, respectively. Excluding the adverse effect of the strengthening U.S. dollar, total industrial service sales were approximately 18% above 1997. Total engineered products sales for 1998, which include sales of the Reed Minerals Division of the Metal Reclamation and Mill Services Group, product sales of the Infrastructure and Construction Group and the Process Industry Products Group, were $221.0 million in 1998 and $220.8 million in 1997, or approximately 48% and 52% of net sales, respectively.

The operating profit for industrial services for 1998 was $33.2 million compared with $29.1 million in 1997, or approximately 55% of total Group operating profit for both years. The operating profit for engineered products for 1998 was $27.0 million compared with $23.8 million in 1997, or approximately 45% of total Group operating profit for both years.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

RESULTS OF OPERATIONS
FIRST SIX MONTHS OF 1998 COMPARED
WITH FIRST SIX MONTHS OF 1997

Revenues from continuing operations for the first six months of 1998 of $858.2 million were 5% above last year's comparable period. The increase was generally due to the inclusion of acquired companies in the first six months of 1998. Higher product sales were recorded for process equipment. Sales of scaffolding, shoring and forming services and railway maintenance contract services also increased, but to a lesser extent. These increases were partially offset by lower product sales for gas control and containment equipment, pipe fittings, grating and railway maintenance of way equipment, as well as lower sales for metal reclamation and mill services. Excluding the adverse effect of the strengthening U.S. dollar, revenues from continuing operations for the first six months of 1998 were 7% above the first six months of 1997.

Costs of products and services sold increased due to the inclusion of acquired companies. Selling, general and administrative expenses decreased as a result of continuing efforts to reduce expenses, which more than offset the inclusion of acquired companies.

Income from continuing operations before income taxes and minority interest was up 21% from 1997 due principally to improved performance. Interest income was up due to the increased amount of cash available for investment purposes which resulted from the disposal of the Company's defense business in the fourth quarter of 1997. On a comparative basis, results for the first six months of 1997 were unfavorably affected by a $1.4 million provision for an impairment loss arising from the disposal of the Company's shell and tube business. Higher earnings from continuing operations in 1998 were due principally to higher results for scaffolding, shoring and forming services, process equipment, and metal reclamation and mill services, as well as the inclusion of acquired companies. These increases were partially offset by lower results for pipe fittings, railway maintenance of way equipment and services, and gas control and containment equipment, as well as start-up losses associated with the recently acquired medical waste disposal services business. The effective income tax rate for continuing operations for 1998 was 37% versus 42% in 1997. The reduction in the income tax rate is due principally to lower effective tax rates on international earnings.

Income from continuing operations of $57.4 million in the first six months of 1998 was up 34% from 1997. Basic income per common share from continuing operations was $1.23, up 41% from the $.87 recorded in 1997.

Net income of $57.4 million for the first six months of 1998 was below 1997 which included $23.6 million of income from discontinued operations related to the Company's defense business which was divested in the fourth quarter of 1997. Basic income per common share was $1.23, down from $1.35 in 1997. Diluted income per common share was $1.22, down from $1.34 in 1997.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)


Sales of the Metal Reclamation and Mill Services Group, at $367.5 million, were above 1997's first six months, despite the strengthening of the U.S. dollar. The increase was due to the inclusion of an acquired company in the second quarter of 1998. Sales of the Process Industry Products Group, at $302.5 million, were higher than the first six months of 1997 due to the inclusion of sales of three acquired companies and to increased sales for process equipment. Sales of the Infrastructure and Construction Group, at $187.3 million, were above 1997 due principally to higher sales of scaffolding, shoring and forming services, as well as railway maintenance of way equipment and services. Sales of grating products were down from 1997.

Operating profit of the Metal Reclamation and Mill Services Group, at $56.7 million, exceeded 1997 despite the adverse effects of the strong U.S. dollar. Operating profit of the Process Industry Products Group, at $32.3 million, was above last year's comparable period due primarily to higher results for process equipment, despite the inclusion of start-up costs associated with the medical waste disposal services business. Operating profit in 1998 of the Infrastructure and Construction Group, at $17.3 million, was significantly above 1997. The increase primarily reflected improved results for scaffolding, shoring and forming services.

In addition to the Group reporting noted above, the Company views itself as a diversified industrial services and engineered products company. Total industrial service sales, which include metal reclamation and mill services, as well as the Infrastructure and Construction Group service businesses of scaffolding, forming, and shoring services and railway maintenance of way services, were $425.8 million in 1998 and $387.9 million in 1997, or approximately 50% and 47% of net sales, respectively. Excluding the adverse effect of the strengthening U.S. dollar, total industrial service sales were approximately 14% above last year's comparable period. The total engineered products sales for 1998 were $431.5 million or approximately 50% of net sales. Engineered products include sales of the Reed Minerals Division in the Metal Reclamation and Mill Services Group, product sales of the Infrastructure and Construction Group and the Process Industry Products Group. The total engineered products sales for 1997 were $429.0 million or approximately 53% of net sales.

The operating profit for industrial services for 1998 was $59.2 million compared with $49.5 million in 1997, or approximately 56% and 53%, respectively, of total Group operating profit. The operating profit from engineered products for 1998 was $47.1 million compared with $44.7 million in 1997, which included a $1.4 million provision for an impairment loss arising from the disposal of the Company's shell and tube business. These amounts are approximately 44% and 47%, respectively, of total Group operating profit.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Year 2000

The Company is taking steps to ensure its operations will not be adversely impacted by potential Year 2000 software failures. The Company has determined that it will be necessary to modify, upgrade or replace portions of its software so that its computer applications will properly utilize dates beyond December 31, 1999, and has developed a plan to implement such modifications, upgrades, and replacements. The majority of the software which is not Year 2000 ready is currently being updated through normal software upgrades and replacements. Based on its assessment of presently available information, the Company does not expect that the cost of addressing its Year 2000 readiness issues will have a material adverse effect on the future financial results of the Company. However, there can be no guarantee that all such Year 2000 failures will be avoided, nor that the costs will be within the range of the Company's current estimates.

The Company also is engaged in communications with its significant business partners, suppliers and major customers to determine the extent to which the Company is vulnerable to such third parties' failure to address their own Year 2000 issues. The Company's assessment of the impact of its Year 2000 issues includes an assessment of the Company's vulnerability to such third parties, based on information currently available to the Company from such third parties. The Company is seeking assurances from significant business partners, suppliers and major customers that their computer applications will not fail due to Year 2000 problems. However, there can be no guarantee that such third parties' systems, on which the Company's systems rely, will be converted in a timely manner.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The discussion of legal proceedings in Part I under the heading "Commitments and Contingencies" is incorporated into Part II.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

At the Annual Meeting of shareholders held on April 29, 1998 in Camp Hill, Pennsylvania, four members of the Board of Directors were reelected to terms expiring in 2001 under the classified Board structure enacted at the 1986 Annual Meeting. They include L. A. Campanaro, President and Chief Operating Officer of Harsco Corporation, R. L. Kirk, former Chairman of British Aerospace Holdings, Inc., J. E. Marley, Chairman of AMP Incorporated, and J. I. Scheiner, President and Chief Operating Officer of Benatec Associates, Inc.

The Board of Directors voting tabulation is as follows:

                                                                    Broker
                            For                 Withheld           No-Votes
Name                   No. of Shares          No. of Shares      No. of Shares
L. A. Campanaro          35,784,517            5,210,507              -
R. L. Kirk               35,701,102            5,293,922              -
J. E. Marley             35,414,019            5,581,005              -
J. I. Scheiner           35,805,070            5,189,954              -

Shareholders approved an amendment to the 1995 Executive Incentive Compensation Plan which increased the "per person" limitations of the Plan, and reapproved related Plan terms, by the following vote:

                                                                    Broker
     For                  Against          Abstentions             No-Votes
No. of Shares          No. of Shares      No. of Shares          No. of Shares
  38,649,458             1,941,658          403,908                   -

Shareholders also approved the appointment of Coopers & Lybrand L.L.P., who subsequently merged with Price Waterhouse L.L.P. to form PricewaterhouseCoopers L.L.P., as independent accountants to audit the financial statements of the Company for the fiscal year ending December 31, 1998 by the following vote:

                                                                    Broker
     For                  Against          Abstentions             No-Votes
No. of Shares          No. of Shares      No. of Shares          No. of Shares
  40,775,154                81,906          137,964                    -

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION


ITEM 5.       OTHER INFORMATION

DIVIDEND ACTION:

On June 23, 1998, Harsco Corporation announced that the Board of Directors declared a quarterly cash dividend of 22 cents per share, payable August 14, 1998, to shareholders of record on July 15, 1998.

SHAREHOLDER PROPOSALS FOR 1999 ANNUAL MEETING:

Any shareholder proposal submitted with respect to Harsco Corporation's 1999 Annual Meeting of Stockholders, which is submitted outside the processes of Rule 14a-8 under the Securities Exchange Act of 1934, will be considered untimely for purposes of Rules 14a-4 and 14a-5 if notice thereof is received by Harsco Corporation after February 6, 1999, or such earlier date as may apply under the Company's By-laws.

The Company's By-laws provide that a stockholder proposal with respect to any Annual Meeting of Stockholders will be considered untimely unless written notice of the proposal to the Corporate Secretary is received at the corporate headquarters, "not less than sixty days nor more than ninety days prior to the meeting, provided, however, that in the event that less than seventy days' notice or prior public disclosure of the date of the meeting is given or made to stockholders, notice by the stockholder to be timely must be so received not later than the close of business on the tenth day following the date on which such notice of the date of the annual meeting was mailed or such public disclosure was made."

ITEM 6(a).        EXHIBITS

The following exhibits are attached:

a.)    Exhibit No. 12 Computation of Ratios of Earnings to Fixed Charges.

b.)    Exhibit No. 27 Financial Data Schedule

ITEM 6(b) REPORTS ON FORM 8-K

a.) There were no reports filed on Form 8-K during the second quarter ending June 30, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 HARSCO CORPORATION
                                                    (Registrant)



DATE    July 31, 1998                          /S/ Salvatore D. Fazzolari
     ---------------------------               -----------------------------
                                               Salvatore D. Fazzolari
                                               Senior Vice President and
                                               Chief Financial Officer


DATE    July 31, 1998                          /S/ Stephen J. Schnoor
     ---------------------------               -----------------------------
                                               Stephen J. Schnoor
                                               Vice President and Controller