Form 10-Q
period 1998-09-30
HARSCO CORP
filed 1998-11-03
CIK 45876

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1998

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
YES  X         NO

Title of Each Class              Outstanding Shares at September 30, 1998
-------------------              ----------------------------------------
Common Stock Par Value $1.25                 44,449,995
Preferred Stock Purchase Rights              44,449,995

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                    Three Months Ended     Nine Months Ended
                                                       September 30          September 30
(In thousands, except per share amounts)             1998       1997        1998       1997
--------------------------------------------------------------------------------------------
REVENUES:
   Product sales                                 $218,330   $209,686   $649,815    $638,711
   Service sales                                  227,328    197,313    653,136     585,251
   Other                                              492        427      1,364       1,217
--------------------------------------------------------------------------------------------
     TOTAL REVENUES                               446,150    407,426  1,304,315   1,225,179
--------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
   Cost of products sold                          167,062    159,272    494,914     487,326
   Cost of services sold                          174,960    147,739    497,765     440,647
   Selling, general and administrative             52,606     52,971    158,263     159,647
   expenses
   Research and development expenses                1,764      1,562      4,570       3,695
   Facilities discontinuance and                    2,026        178      2,314       3,233
   reorganization costs
--------------------------------------------------------------------------------------------
     TOTAL COSTS AND EXPENSES                     398,418    361,722  1,157,826   1,094,548
--------------------------------------------------------------------------------------------

     INCOME FROM CONTINUING OPERATIONS BEFORE
       INTEREST, INCOME TAXES, AND MINORITY        47,732     45,704    146,489     130,631
       INTEREST

Interest income                                     1,358      1,079      6,783       3,521
Interest expense                                   (5,589)    (4,148)   (14,143)    (12,661)
--------------------------------------------------------------------------------------------

     INCOME FROM CONTINUING OPERATIONS BEFORE
       INCOME TAXES AND MINORITY INTEREST          43,501     42,635    139,129     121,491

Provision for income taxes                         16,096     13,339     51,478      46,167
--------------------------------------------------------------------------------------------

     INCOME FROM CONTINUING OPERATIONS BEFORE
       MINORITY INTEREST                           27,405     29,296     87,651      75,324

Minority interest in net income                     1,461      1,555      4,291       4,701
--------------------------------------------------------------------------------------------

     INCOME FROM CONTINUING OPERATIONS             25,944     27,741     83,360      70,623

Income from discontinued defense business
     (net of income taxes of $3,523 and
     $13,389 respectively)                              -      5,487          -      29,117
--------------------------------------------------------------------------------------------
NET INCOME                                       $ 25,944   $ 33,228   $ 83,360    $ 99,740
============================================================================================

Average shares of common stock outstanding         45,782     48,724     46,300      49,104

Basic earnings per common share:
   Income from continuing operations             $     .57  $     .57  $    1.80   $    1.44
   Income from discontinued operations                  -         .11         -          .59
--------------------------------------------------------------------------------------------
BASIC EARNINGS PER COMMON SHARE                  $     .57  $     .68  $    1.80   $    2.03
============================================================================================

Diluted earnings per common share
   Income from continuing operations             $     .56  $     .56  $    1.78   $    1.42
   Income from discontinued operations                  -         .11         -          .59
--------------------------------------------------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE                $     .56  $     .67  $    1.78   $    2.01
============================================================================================

See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (Continued)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                               SEPTEMBER 30        DECEMBER 31
(In thousands)                                                     1998               1997
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                   $    67,100         $   221,565
   Investments in debt securities                                      -                43,867
   Receivables                                                     343,888             259,565
   Inventories:
     Finished goods                                                 44,327              27,639
     Work in process                                                38,453              27,979
     Raw material and purchased parts                               67,305              60,982
     Stores and supplies                                            25,110              18,554
                                                               -----------         -----------
        Total inventories                                          175,195             135,154
   Other current assets                                             57,233              53,501
                                                               -----------         -----------
     TOTAL CURRENT ASSETS                                          643,416             713,652
                                                               -----------         -----------
Property, plant and equipment, at cost                           1,423,695           1,202,783
Allowance for depreciation                                        (811,640)           (690,870)
                                                               -----------         -----------
                                                                   612,055             511,913
                                                               -----------         -----------
Cost in excess of net assets of companies acquired, net            260,127             187,666
Other assets                                                       119,771              63,957
                                                               -----------         -----------
     TOTAL ASSETS                                              $ 1,635,369         $ 1,477,188
                                                               ===========         ===========

LIABILITIES
CURRENT LIABILITIES:
   Notes payable and current maturities                        $    34,837         $    26,477
   Accounts payable                                                135,612             120,148
   Accrued compensation                                             47,955              42,652
   Income taxes                                                     23,497              30,572
   Other current liabilities                                       166,884             152,643
                                                               -----------         -----------
     TOTAL CURRENT LIABILITIES                                     408,785             372,492
                                                               -----------         -----------
Long-term debt                                                     330,800             198,898
Deferred income taxes                                               62,664              36,954
Other liabilities                                                   88,168              87,142
                                                               -----------         -----------
     TOTAL LIABILITIES                                             890,417             695,486
                                                               -----------         -----------

SHAREHOLDERS' EQUITY
Common stock and additional paid-in capital                        167,877             161,678
Accumulated other comprehensive income (expense)                   (47,414)            (50,974)
Retained earnings                                                1,087,031           1,033,770
Treasury stock                                                    (462,542)           (362,772)
                                                               -----------         -----------
     TOTAL SHAREHOLDERS' EQUITY                                    744,952             781,702
                                                               -----------         -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $ 1,635,369         $ 1,477,188
                                                               ===========         ===========

See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Continued)

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                                                        NINE MONTHS ENDED
                                                                            SEPTEMBER
(In thousands)                                                        1998              1997
                                                                    ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $  83,360         $  99,740
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                      86,684            79,813
     Amortization                                                       8,702             6,842
     Equity in earnings of unconsolidated entities                       (991)          (43,258)
     Dividends or distributions from unconsolidated entities               96            49,142
     Deferred income taxes                                             12,107             1,180
     Other, net                                                         7,434             3,557
     Changes in assets and liabilities, net of acquisitions
      and dispositions of businesses:
        Accounts receivable                                           (44,955)          (24,875)
        Inventories                                                   (30,405)          (19,187)
        Accounts payable                                               (1,310)           (1,265)
        Other assets and liabilities                                  (30,558)           (1,059)
                                                                    ---------         ---------

     NET CASH PROVIDED BY OPERATING ACTIVITIES (1)                     90,164           150,630
                                                                    ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment                     (108,703)         (105,742)
  Purchase of businesses, net of cash acquired                       (123,584)             -
  Maturities of investments available-for-sale                         40,000              -
  Investments held-to-maturity, net of purchases                        4,010            16,379
  Proceeds from sale of a business                                       -                1,236
  Other investing activities                                           (4,038)            5,631
                                                                    ---------         ---------

     NET CASH (USED) BY INVESTING ACTIVITIES                         (192,315)          (82,496)
                                                                    ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings, net                                            2,320            12,836
  Current maturities and long-term debt:
   Additions                                                          110,894            56,430
   Reductions                                                         (36,750)          (56,760)
  Cash dividends paid on common stock                                 (30,658)          (29,504)
  Common stock issued-options                                           3,791             5,228
  Common stock acquired for treasury                                  (99,410)          (69,109)
  Other financing activities                                           (1,365)           (1,275)
                                                                    ---------         ---------

     NET CASH (USED) BY FINANCING ACTIVITIES                          (51,178)          (82,154)
                                                                    ---------         ---------

Effect of exchange rate changes on cash                                (1,136)           (1,282)
                                                                    ---------         ---------

Net (decrease) in cash and cash equivalents                          (154,465)          (15,302)

Cash and cash equivalents at beginning of period                      221,565            45,862
                                                                    ---------         ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $  67,100         $  30,560
                                                                    =========         =========

(1) Net cash provided by operating activities for the nine months ended September 30,1998 includes approximately $13 million of payments related to income taxes and certain other liabilities of the discontinued defense business.

See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Continued)

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                      Three Months Ended Nine Months Ended
                                                         September 30       September 30
(In thousands)                                         1998      1997      1998      1997
--------------------------------------------------------------------------------------------
Net income                                            $25,944   $33,228   $83,360   $99,740

Other comprehensive income (expense):
    Foreign currency translation adjustments            9,668    (5,608)    3,532   (18,144)
    Unrealized investment gains, net of deferred            -         -        28         -
    income taxes
--------------------------------------------------------------------------------------------
Other comprehensive income (expense)                    9,668    (5,608)    3,560   (18,144)
--------------------------------------------------------------------------------------------

TOTAL COMPREHENSIVE INCOME                            $35,612   $27,620   $86,920   $81,596
============================================================================================

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

The settlement does not resolve the claim by the Internal Revenue Service that, contrary to the Company's position, certain cargo truck models sold by the Company should be considered to have gross vehicle weights in excess of the 33,000 pound threshold under the Federal Excise Tax law, are not entitled to an exemption from the Federal Excise Tax under any other theory, and therefore are taxable. On December 19, 1996, the District Director of the Internal Revenue Service issued a 30-day letter and examination report (the "Report") that proposed an increase in Federal Excise Tax of $33.7 million plus penalties of $6.9 million and applicable interest currently estimated by the Company to be $41.9 million, primarily on the grounds that those cargo truck models are subject to the Federal Excise Tax. This proposed increase in Federal Excise Tax takes into account offsetting credits of $9.2 million, based on a partial allowance of the Company's $22.9 million claim that certain truck components are exempt from the Federal Excise Tax. The Report disallowed in full the Company's additional claim that it is entitled to the entire $52 million of Federal Excise Tax (plus applicable interest currently estimated by the Company to be $35.3 million) the Company has paid on the five-ton trucks, on the grounds that such trucks qualify for the Federal Excise Tax exemption applicable to certain vehicles specially designed for the primary function of off-highway transportation. In the event that the Company ultimately receives from the Internal Revenue Service a refund of tax (including applicable interest) with respect to which the Company has already received reimbursement from the Army, the refund would be allocated between the Company and the Army. The Company plans to vigorously contest the findings of the District Director. On March 19, 1997, the Company filed its formal written protest to these findings with the Internal Revenue Service Office of the Regional Director of Appeals. In October

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (Cont'd.)

1998, the Internal Revenue Service and the Company agreed to explore the possibility of settlement through a nonbinding mediation process to be conducted under the provisions of the Internal Revenue Service Restructuring and Reform Act of 1998. If the parties are unable to settle the dispute in mediation, the case will continue to proceed through the legal process. Although there is risk of an adverse outcome, the Company believes that the cargo trucks are not taxable. No recognition has been given in the accompanying financial statements for the Company's claim with the Internal Revenue Service.

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

Under the settlement, the Army agreed that if the cargo trucks are determined to be taxable, the 1993 decision of the Armed Services Board of Contract Appeals (which ruled that the Company is entitled to a price adjustment to the contract for reimbursement of FET paid on vehicles that were to be delivered after October 1, 1988) will apply to the question of the Company's right to reimbursement from the Army for after-imposed taxes on the cargo trucks. In the Company's view, application of the 1993 decision will favorably resolve the principal issues regarding any such future claim by the Company. Therefore, the Company believes that even if the cargo trucks are ultimately held to be taxable, the Army would be obligated to reimburse the Company for a majority of the tax, (but not interest or penalty, if any), resulting in a net maximum liability for the Company of $9.1 million plus penalties of $6.9 million and applicable interest currently estimated by the Company to be $41.9 million. The Company believes it is unlikely that resolution of this matter will have a material adverse effect on the Company's financial position, however, it could have a material effect on quarterly or annual results of operations.

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

In 1992, the United States Government through its Defense Contract Audit Agency commenced an audit of certain contracts for sale of tracked vehicles by the Company to foreign governments, which were financed by the United States Government through the Defense Security Assistance Agency. The Company cooperated with the audit and responded to a number of issues raised by the audit. In September 1994, the Company received a subpoena issued by the Department of Defense Inspector General seeking various documents relating to sale contracts between the Company and foreign governments which were funded by the Defense Security Assistance Agency. The Company is continuing to cooperate and is responding to Government document requests. The Government subsequently subpoenaed a number of former employees of the Company's divested defense business to testify before a grand jury and in October 1998 issued a grand jury subpoena to the Company for additional documents. Based on discussions with the Government, it appears that the investigation focuses on whether the Company made improper certifications to the Defense Security Assistance Agency and on other government contract accounting matters. The Government has not asserted any claims at this time and it is too early to know whether a claim will be asserted or what the nature of any such claim would be, however, the Company's management and its counsel believe it is unlikely that this issue will have a material adverse effect on the Company's financial position.

Continuing Operations - Contingencies

In June 1994, the shareholder of the Ferrari Group, a Belgium holding company involved in steel mill services and other activities, filed a legal action in Belgium against Heckett MultiServ, S.A. and S.E.A.E., subsidiaries of MultiServ International N.V. (a subsidiary of the Company). The action alleges that these two subsidiaries breached contracts arising from letters of intent signed in 1992 and 1993 concerning the possible acquisition of the Ferrari Group, claiming that the subsidiaries were obligated to proceed with the acquisition and failed to do so. The action seeks damages of 504 million Belgian francs (approximately U.S. $14.6 million). The Company intends to vigorously defend against the action and believes that based on conditions contained in the letters of intent and other defenses it will prevail. The Company

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (Cont'd.)

and its counsel believe that it is unlikely that these claims will have a material adverse effect on the Company's financial position or results of operations.

Environmental
The Company is involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites. While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company. The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Consolidated Balance Sheet at September 30, 1998 and December 31, 1997, includes an accrual of $5.0 million and $3.4 million, respectively, for environmental matters. The amounts charged to earnings on a pre-tax basis related to environmental matters totaled $0.6 million for the nine months of 1998 and $0.4 million for the nine months of 1997.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (Cont'd.)

The Company enters into forward foreign exchange contracts to hedge transactions on its non-U.S. subsidiaries, for firm commitments to purchase equipment and for export sales denominated in foreign currencies. These contracts generally are for 90 to 180 days or less. For those contracts that hedge an identifiable transaction, gains or losses are deferred and accounted for as part of the underlying transactions. The cash flows from these contracts are classified consistent with the cash flows from the transaction being hedged. The Company also enters into forward exchange contracts for intercompany foreign currency commitments. These foreign exchange contracts do not qualify as hedges, and they are recognized in income based on their fair market value. As of September 30, 1998, the total of all forward exchange contracts amounted to $5.3 million, with an unfavorable mark-to-market fluctuation of $51,000.

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

Acquisitions

In February 1998 the Company acquired EFI Corporation (EFIC) from Racal Electronics Plc for approximately $7.2 million in cash. EFIC produces lightweight composite cylinders used extensively in fire fighter breathing apparatus as well as other industrial and commercial applications. EFIC is expected to contribute annual sales of approximately $10 million.

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

In October 1998, the Company completed the acquisition of Superior Valve Company from Amcast Industrial Corporation. Superior Valve designs, manufactures, and sells high pressure, precision valves for a range of commercial and industrial applications. Superior Valve had annual sales of approximately $40 million for fiscal 1997.

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

On October 30, 1998 the Company completed the sale of Nutter Engineering to the Sulzer Chemtech division of Swiss-based Sulzer Technology Corporation.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (Cont'd.)

Reconciliation of Basic and Diluted Shares

                                              Three Months Ended                     Nine Months Ended
                                                  September 30                          September 30
(Dollars in thousands, except per share)     1998              1997               1998                1997
                                         -----------        -----------        -----------        -----------
Income from continuing operations        $    25,944        $    27,741        $    83,360        $    70,623
                                         ===========        ===========        ===========        ===========

Average shares of common stock
     outstanding used to compute
     basic earnings per common
     share                                45,781,560         48,724,238         46,300,410         49,104,086

Additional common shares to be
     issued assuming exercise of
     stock options, net of shares
     assumed reacquired                      318,939            501,349            402,941            448,945
                                         -----------        -----------        -----------        -----------

Shares used to compute dilutive
     effect of stock options              46,100,499         49,225,587         46,703,351         49,553,031
                                         ===========        ===========        ===========        ===========

Basic earnings per common share
   from continuing operations            $       .57        $       .57        $      1.80        $      1.44
                                         ===========        ===========        ===========        ===========

Diluted earnings per common share
   from continuing operations            $       .56        $       .56        $      1.78        $      1.42
                                         ===========        ===========        ===========        ===========

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY

Net cash provided by operating activities was $90.2 million in the first nine months of 1998 compared with $150.6 million in 1997. Excluding cash transactions relating to the discontinued defense business, operating cash flows of $103.1 million for the nine months of 1998 approximated the nine months of 1997. Cash flows from operating activities in 1998 were lowered by $13 million due to payments for income taxes and certain other liabilities related to the discontinued defense business. In 1997, cash flows were significantly increased by $49.1 million in distributions from the discontinued defense business.

Capital expenditures for the nine months of 1998 were a record $108.7 million compared with $105.7 million in 1997. These investments reflect the Company's continuing program to achieve business growth and to improve productivity and product quality. Also, in the nine months of 1998, $123.6 million of cash was used to purchase EFI Corporation, Faber Prest Plc, and Chemi-Trol Chemical Co.

The Company has maintained a policy of reacquiring its common stock in unsolicited open market or privately-negotiated transactions at prevailing market prices for several years. In November 1997, the Board of Directors authorized the purchase, over a one-year period, of up to 2,000,000 shares of the Company's common stock. In June 1998, the Board of Directors authorized the purchase of up to 1,000,000 additional shares of common stock through December 31, 1998. Also, in September 1998 the Board of Directors authorized the purchase of an additional 2,000,000 shares of common stock. The total number of shares purchased under these programs for the nine months ended September 30, 1998 was 2,737,549 for approximately $99.3 million. Due to the timing of actual payments for the purchase of common stock, the cash flow used by financing activities was approximately $99.4 million. Remaining authorized shares to be purchased as of September 30, 1998 total 1,323,710.

For the nine months of 1998 cash and cash equivalents decreased $154.5 million to $67.1 million.

Other matters which could affect cash flows in the future are discussed under
Part 1, item 1 "Notes to Consolidated Financial Statements."

The Company continues to maintain a good financial position, with net working capital of $234.6 million, a decrease from the $341.2 million at December 31, 1997. The decrease of $106.6 million relates principally to cash used to acquire businesses and for stock repurchases. Current assets amounted to $643.4 million, and current liabilities were $408.8 million, resulting in a current ratio of 1.6 to 1, compared with 1.9 to 1 at December 31, 1997. With debt of $365.6 million and equity of $745.0 million at September 30, 1998, the debt as a percent of total capital was 32.9%, compared with 22.4% at December 31, 1997.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

The stock price ranged from $23.00 to $47.25 per share during the first nine months of 1998. Harsco's book value per share at September 30, 1998 was $16.76, compared with $16.64 at December 31, 1997. The Company's annualized return from continuing operations on average equity for the nine months of 1998 was 14.4% compared with 14.9% for the nine months of 1997. The annualized return from continuing operations on average assets was 13.3% compared with 14.1% for the nine months of 1997. The annualized return from continuing operations on average capital for the nine months was 11.7% compared with 11.8% for the nine months of 1997.

The Company has available, through a syndicate of banks, a $400 million multi-currency five-year revolving credit facility, extending through July 2001. This facility serves as back-up to the Company's commercial paper program. As of September 30, 1998, there were no borrowings outstanding under this facility.

The Company has a U.S. commercial paper borrowing program under which it can issue up to $300 million of short-term notes in the U.S. commercial paper market. In addition, the Company has a 3 billion Belgian Franc program, equivalent to approximately US $87 million. The Belgian program can be used to borrow a variety of European currencies in order to fund the Company's European operations more efficiently and in appropriate currencies. The Company limits the aggregate commercial paper and syndicated credit facility borrowings at any one time to a maximum of $400 million. At September 30, 1998, the Company had $126.8 million of commercial paper debt outstanding under the commercial paper programs.

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

                 HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                        PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

RESULTS OF OPERATIONS
THIRD QUARTER OF 1998 COMPARED
WITH THIRD QUARTER OF 1997

Third quarter revenues of $446.2 million were 10% above 1997's comparable period. The increase was due to the inclusion of acquired companies for 1998. Inclusion of the acquired companies resulted in revenue increases over 1997 for metal reclamation and mill services and gas control and containment products. Additionally, process equipment products had increased revenues, while pipe fittings, scaffolding, shoring and forming services and railway maintenance of way equipment products had decreased revenues. Excluding the adverse foreign currency translation effect of the strengthening U.S. dollar, revenues from continuing operations for the third quarter of 1998 were 11% above the third quarter of 1997.

Cost of products and services sold increased principally due to the inclusion of acquired companies for 1998. Selling, general and administrative expenses decreased slightly due to the results of cost reduction measures, which more than offset the inclusion of acquired companies.

Income from continuing operations before income taxes and minority interest increased 2% from 1997. This is due principally to the inclusion of an acquired metal reclamation and mill services company's results. Additionally, income was positively affected by the improved performance of railway maintenance of way equipment and process equipment products. These increases were partially offset by lower results for gas control and containment products and start-up losses of the recently acquired medical waste disposal services business. The Company's third quarter results for 1998 were adversely affected by the Asian economic crisis. That crisis contributed to reduced sales and income in our Asian operations, lower exports for certain operations in the United States, and reduced margins of certain domestic operations adversely affected by foreign imports.

Interest income increased due to higher cash available for international investment purposes. Interest expense in the United States increased due to financing required for the Company's stock repurchase program.

The effective income tax rate for continuing operations for 1998 was 37% versus 31.3% in 1997. The increase is due principally to certain non-recurring tax benefits recorded for the third quarter of 1997.

Income from continuing operations of $25.9 million was down 6% from 1997. This is due to the higher effective tax rate for 1998. Basic earnings per common share from continuing operations was $.57, equal to 1997. Diluted earnings per common share from continuing operations was $.56, equal to 1997.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Net income of $25.9 million was below 1997 which included $5.5 million income from the discontinued defense business. Diluted earnings per common share was $.56, down from $.67 in 1997, which included $.11 related to the discontinued defense business.

Sales of the Metal Reclamation and Mill Services Group, at $200.5 million, were above 1997 due to the inclusion of an acquired company. Sales of the Process Industry Products Group, at $155.5 million, were above 1997 due principally to the inclusion of sales from acquired companies and increased sales of process equipment. Sales of the Infrastructure and Construction Group, at $89.7 million, were below 1997 due principally to lower sales of railway maintenance of way equipment and of scaffolding, shoring and forming services.

Operating profit of the Metal Reclamation and Mill Services Group, at $29.6 million, exceeded 1997 due to the inclusion of an acquired company and improved performance of certain international operations. Operating profit of the Process Industry Products Group, at $13.2 million, was below 1997 due to decreased demand for gas control and containment equipment, start-up losses of the medical waste disposal services business and, to a lesser extent, reduced demand for pipe fittings. Operating profit of the Infrastructure and Construction Group, at $9.3 million, was above 1997 due to improved results for railway maintenance of way equipment.

In addition to the Group reporting noted above, the Company views itself as a diversified industrial services and engineered products company. Total industrial service sales, which include the Metal Reclamation and Mill Services and Infrastructure and Construction Group service businesses, principally scaffolding, forming and shoring services and railway maintenance of way services, were $227.3 million in 1998 and $197.3 million in 1997, or approximately 51% and 48% of net sales, respectively. Total engineered products sales for 1998, which include sales of the Reed Minerals Division of the Metal Reclamation and Mill Services Group, product sales of the Infrastructure and Construction Group and the Process Industry Products Group, were $218.3 million in 1998 and $209.7 million in 1997, or approximately 49% and 52% of net sales, respectively.

The operating profit for industrial services for 1998 was $27.9 million compared with $26.6 million in 1997, or approximately 55% of total Group operating profit for both years. The operating profit for engineered products for 1998 was $22.4 million compared with $21.7 million in 1997, or approximately 45% of total Group operating profit for both years.

                 HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                        PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

RESULTS OF OPERATIONS
FIRST NINE MONTHS OF 1998 COMPARED
WITH FIRST NINE MONTHS OF 1997

Revenues from continuing operations for the first nine months of 1998 of $1.3 billion were 6% above last year's comparable period. The increase was due to the inclusion of acquired companies in the first nine months of 1998. Inclusion of the acquired companies increased revenues for metal reclamation and mill services and gas control and containment equipment. Process equipment product sales also increased. Sales of scaffolding, shoring and forming services increased, but to a lesser extent. These increases were partially offset by lower sales for pipe fittings and grating. Excluding the adverse foreign exchange translation effect of the strengthening U.S. dollar, revenues from continuing operations for the first nine months of 1998 were approximately 9% above the first nine months of 1997.

Cost of products and services sold increased due to the inclusion of acquired companies. Selling, general and administrative expenses decreased as a result of continuing efforts to reduce expenses, which more than offset the inclusion of acquired companies.

Income from continuing operations before income taxes and minority interest increased 15% from 1997 due principally to improved performance. Increased earnings from continuing operations in 1998 were due principally to improved results for scaffolding, shoring and forming services, process equipment, and metal reclamation and mill services, as well as the inclusion of acquired companies. These increases were partially offset by lower results for gas control and containment equipment and pipe fittings, as well as start-up losses associated with the recently acquired medical waste disposal services business.

The Company's results have been adversely affected by the Asian economic crisis. That crisis contributed to reduced sales and income in our Asian operations, lower exports for certain operations in the United States, and reduced margins of certain domestic operations adversely affected by foreign imports. Also included in the first nine months of 1998 were $1.6 million of net foreign currency translation/transaction losses, principally due to the weakening of the Mexican peso in relation to the U.S. dollar, as compared with $.6 million of net foreign currency translation/transaction gains in 1997.

Interest income increased in 1998 due to the investment of cash received from the disposal of the Company's defense business in the fourth quarter of 1997. Interest expense increased in 1998 as a result of increased borrowings due to the Company's share repurchase program and the financing of acquisitions.

The effective income tax rate for continuing operations for 1998 was 37% versus 38% in 1997. The reduction in the income tax rate is due principally to lower effective income tax rates on state, as well as international earnings.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Income from continuing operations was up 18% from 1997. Basic earnings per common share from continuing operations of $1.80 were up 25% from 1997.

Net income of $83.4 million for the first nine months of 1998 was below 1997 which included $29.1 million of income from discontinued operations related to the Company's divested defense business. Basic earnings per common share were $1.80, down from $2.03 in 1997. Diluted earnings per common share were $1.78, down from $2.01 in 1997.

Sales of the Metal Reclamation and Mill Services Group, at $568 million, were above 1997's first nine months, despite the adverse effect of foreign exchange translation. The increase was due to the inclusion of an acquired company as of the second quarter of 1998. Sales of the Process Industry Products Group, at $458 million, increased from 1997 due to the inclusion of sales of three acquired companies and due to increased sales for process equipment. Sales of the Infrastructure and Construction Group, at $277 million, decreased slightly from 1997. Sales of scaffolding, shoring and forming services were above 1997, however, sales of grating products were down from 1997.

Operating profit of the Metal Reclamation and Mill Services Group, at $86.3 million, exceeded 1997 despite the adverse foreign exchange translation effect of the strong U.S. dollar. Operating profit of the Process Industry Products Group, at $45.5 million, was slightly above last year's comparable period due principally to improved results for process equipment. Results improved despite the inclusion of start-up losses associated with the medical waste disposal services business. Operating profit in 1998 of the Infrastructure and Construction Group, at $26.6 million, was significantly above 1997. The increase is due to improved results for scaffolding, shoring and forming services.

In addition to the Group reporting noted above, the Company views itself as a diversified industrial services and engineered products company. Total industrial service sales, which include metal reclamation and mill services, as well as scaffolding, forming, and shoring services and railway maintenance of way services, were $653.1 million in 1998 and $585.3 million in 1997, or approximately 50% and 48% of net sales, respectively. Excluding the adverse effect of foreign exchange translation of the strengthening U.S. dollar, total industrial service sales were approximately 15% above last year's comparable period. The total engineered products sales for 1998 were $649.8 million, or approximately 50% of net sales compared to $638.7 million in 1997, or 52% of net sales. Engineered products include sales of the Reed Minerals Division in the Metal Reclamation and Mill Services Group, and product sales of the Infrastructure and Construction Group and the Process Industry Products Group.

The operating profit for industrial services for 1998 was $86.9 million compared with $75.9 million in 1997, or approximately 56% and 54%, respectively, of total Group operating profit. The operating profit from engineered products for 1998 was $69.3 million compared with

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

$64.3 million in 1997, which included a $1.4 million loss on the disposal of the Company's shell and tube business. These amounts are approximately 44% and 46%, respectively, of total Group operating profit. The increased percentage of industrial services profit results principally from improved performance over 1997 for scaffolding, shoring and forming services as well as metal reclamation and mill services.

Year 2000 Readiness

The Year 2000 Problem can be traced to the early days of computers, when memory and data storage were very expensive. To conserve these limited resources, computer programmers decided to use just two digits in date fields to identify calendar year. Accordingly, 1999 is identified as "99." The assumption is that the date is within the twentieth century. In the Year 2000 this assumption will be invalid and some systems will not properly recognize dates. On January 1, 2000, many computer programs in mainframe, microcomputer, client/server, personal computer, and embedded systems may recognize the year "00" as 1900 rather than 2000. Because many computer functions are date-sensitive, this error may cause systems to process data inaccurately or shut down if they do not recognize the date. If not corrected, many computer applications could fail or create erroneous results as of or prior to the Year 2000. Errors may occur in chronological sorting, in date comparisons, duration calculations, and other time and date-sensitive processing.

The Company is taking steps to ensure its operations will not be adversely impacted by potential Year 2000 computer failures. The Year 2000 readiness project is overseen by the senior management of the Company with regular progress reports made to the Board of Directors. Year 2000 Readiness teams have been working at various levels within the Company, as well as coordinating tasks common to the total Company. The Year 2000 readiness process generally includes the following phases: identification and assessment; replacement, remediation and testing; implementation; and contingency planning for high risk mission critical areas.

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

It is currently estimated by the Company that the major information technology system improvements will be implemented principally by mid-1999. Most business units have already made significant progress in this regard. Most replacement software has been purchased from vendors who have asserted that their software is Year 2000 ready. Our implementation process includes provisions for testing of Year 2000 readiness of mission critical applications.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Additionally, our process includes an overall Year 2000 readiness assessment of major business partners including information technology vendors.

Included within the scope of our Year 2000 readiness plan is the assessment of non-information technology systems including operations' and production equipment with embedded chips. Our assessment process generally includes inventorying such equipment and making a determination as to the Year 2000 readiness status of critical items. Our assessment is estimated to be complete by the first quarter of 1999. No Year 2000 modifications or replacements of a material nature have been identified for non-information technology systems.

The Company is also engaged in communications with its significant business partners, suppliers and major customers to determine the extent to which the Company is vulnerable to such third parties' failure to address their own Year 2000 issues. The Company's assessment is based on information currently available to the Company from such third parties. The Company is also seeking assurances from the third parties that their computer applications will not fail due to Year 2000 problems. It is estimated that the assessment process will be materially complete by the first quarter of 1999. No significant third parties have indicated that they will not be Year 2000 ready by December 31, 1999.

Based on its assessment of presently available information, the Company's cost to complete its Year 2000 readiness program is currently estimated to be $2 million. However, there can be no certainty that all Year 2000 failures will be avoided, nor that the costs will be within the range of the Company's current estimates.

The Company currently believes that its major Year 2000 risk relates to the performance and readiness status of outside parties, principally utilities providing power and communication networks to Company facilities and operations. The impact of a related failure on the Company's financial position or results of operations cannot be estimated. Management has also engaged the Company's Internal Audit Department to perform Year 2000 readiness audits and to identify other material Year 2000 risks.

The Company is taking steps to mitigate the risk of material impact of Year 2000 computer failures on its operations via the development of contingency plans. Contingency plans are currently being developed for those high risk mission critical applications, functions and resources. Such plans will include detailed alternative operating procedures to be invoked upon confirmation of a critical Year 2000 computer failure. The plans will be updated as necessary as new information becomes available prior to 2000.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Euro Currency Conversion

On January 1, 1999, certain countries of the European Union are scheduled to establish fixed conversion rates between their existing currencies and one common currency, the euro. The euro will then trade on currency exchanges and may be used in business transactions. Beginning in January 2002, new euro-denominated currencies will be issued and the existing local currencies will be withdrawn from circulation by July 1, 2002. The Company is in the process of arranging euro bank accounts and modifying certain loan arrangements for the conversion to the euro currency and is evaluating other systems and business issues raised by the euro conversion. These issues include the need to adapt computer and other business systems and equipment and the long-term competitive implications of conversion. In 1997, the Company derived approximately 19% of its sales from the European geographic area, including non-European Union countries. The Company has not completed its assessment of the potential impact of the euro conversion. However, at present the Company believes the euro conversion will not have a material effect on the Company's financial position or results of operations.

Safe Harbor Statement

The nature of the Company's operations and the many countries in which it operates subject it to changing economic, competitive, regulatory, and technological conditions, risks, and uncertainties. In accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary remarks regarding important factors which, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. These include statements about our management confidence and strategies for performance, expectations for new and existing products, technologies, and opportunities; and expectations for market segment and industry growth, sales, and earnings.

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

ITEM 5.  OTHER INFORMATION

DIVIDEND INFORMATION:

Dividends declared for the third quarter of 1998 and 1997 were 22 cents and 20 cents, respectively. Year to date dividends declared at September 30, 1998 and 1997 were 66 cents and 60 cents, respectively.

ITEM 6(a).  EXHIBITS

The following exhibits are attached:

a.) Exhibit No. 12 Computation of Ratios of Earnings to Fixed Charges. b.) Exhibit No. 27 Financial Data Schedule.

ITEM 6(b) REPORTS ON FORM 8-K

a.) There were no reports filed on form 8-K during the third quarter ending September 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                       HARSCO CORPORATION
                                                --------------------------------
                                                          (Registrant)


DATE  November 2, 1998                          /S/Salvatore D. Fazzolari
    --------------------------------            --------------------------------
                                                Salvatore D. Fazzolari
                                                Senior Vice President and
                                                Chief Financial Officer


DATE  November 2, 1998                          /S/Stephen J. Schnoor
    --------------------------------            --------------------------------
                                                Stephen J. Schnoor
                                                Vice President and Controller

                                EXHIBIT INDEX
                                -------------


Exhibit No. 12    -     Computation of Ratios of Earnings to Fixed Charges.

Exhibit No. 27    -     Financial Data Schedule.