Form 10-K405
period 1998-12-31
HARSCO CORP
filed 1999-03-26
CIK 45876

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

For the fiscal year ended December 31, 1998        Commission file number 1-3970

                                 HARSCO CORPORATION
            (Exact name of registrant as specified in its charter)

              Delaware                                         23-1483991
   (State or other jurisdiction of                         (I.R.S. employer
   incorporation or organization)                        identification number)

       Camp Hill, Pennsylvania                                  17001-8888
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code  717-763-7064

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
Title of each class                                      on which registered
-------------------                                      -------------------
Common stock, par value $1.25 per share                New York Stock Exchange
                                                       Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            YES [X]        NO  [ ]

The aggregate market value of the Company's voting stock held by non-affiliates of the Company as of February 26, 1999 was $1,156,205,448.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Classes                            Outstanding at February 26, 1999
            -------                            --------------------------------
Common stock, par value $1.25 per share                   41,201,085
Preferred stock purchase rights                           41,201,085


                       Documents Incorporated by Reference

Selected portions of the Notice of 1999 Meeting and Proxy Statement are Incorporated by Reference in Part III of this Report.

The Exhibit index (Item No. 14) is located on pages 82 to 89.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES

                         INFORMATION REQUIRED IN REPORT

                                    --------

                                     PART I


Item 1.  Business:

(a)  Description of Business:

Harsco Corporation ("the Company") is a diversified industrial services and engineered products company. The principal lines of business are: industrial mill services that are provided to steel and non-ferrous metals producers in over 30 countries, including the United States; gas control and containment products for customers worldwide; scaffolding services to the industrial maintenance and construction markets primarily in North America; railway maintenance of way equipment and services that are provided to worldwide railroads; and several other lines of business including, but not limited to, process equipment, industrial grating and bridge decking, industrial pipe fittings, slag abrasives and roofing granules. The Company's operations fall into three operating segments: Mill Services, Gas and Fluid Control and Infrastructure. The Company has over 300 locations in 34 countries, including the United States.

In 1998, the Company acquired four businesses and divested two small non-core operations.

Under the Mill Services Segment - In April 1998, the Company acquired Faber Prest Plc for approximately $98 million. Faber Prest Plc is a UK-based provider of mill services to worldwide steel producers and integrated logistics services to the steel industry and other market sectors. Faber Prest Plc, serving mills in Europe, Africa, Australasia, and the United States, contributed sales of over $100 million in its first nine months of operations under Harsco ownership.

In December 1998, the Company completed the sale of a non-core operation, HydroServ SAS, a small industrial cleaning business based in France.

Under the Gas and Fluid Control Segment - In February 1998, the Company acquired EFI Corporation (EFIC) for approximately $7.2 million. EFIC produces lightweight composite cylinders used extensively in firefighter breathing apparatus as well as other industrial and commercial applications.

In June 1998, the Company acquired Chemi-Trol Chemical Co. for approximately $46 million. Chemi-Trol's principal business is the production and distribution of steel pressure tanks for the storage of propane gas and anhydrous ammonia. Chemi-Trol increases the Company's propane tank manufacturing capacity by nearly 40%.

In October 1998, the Company acquired Superior Valve Company from Amcast Industrial Corporation. Superior Valve designs, manufactures, and sells high pressure, precision valves for a range of commercial and industrial applications, principally commercial refrigeration, air conditioning, and industrial gases.

Also, in October 1998, the Company completed the sale of Nutter Engineering to the Sulzer Chemtech division of Swiss-based Sulzer Technology Corporation. Nutter, a non-core operation, had sales of approximately $25 million and $24 million in 1998 and 1997, respectively.

In 1998, the Company defined its operating structure into three segments as required by the new accounting standard, SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." Under this accounting standard the Company's seven business units have been aggregated into three reportable segments: Mill Services, Gas and Fluid Control, and Infrastructure.

The operations of the Company in any one country, except the United States, do not account for more than 10% of sales. No single customer represented 10% or more of the Company's sales during 1998, 1997, and 1996. There are no significant intersegment sales.

(b)  Financial Information about Industry Segments:

Financial information concerning Industry Segments is included in Note 16 to the Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data".

(c)  Narrative Description of Business:

     (1) A narrative description of the businesses by operating segment is as follows:

Mill Services

This segment provides specialized services to steel producers and non-ferrous metals industries worldwide. The services provided include metal reclamation; slag processing, marketing and utilization; raw material management and handling; by-product recycling; and finished product handling and transport. Highly specialized recovery and cleaning equipment, installed and operated on the property of steel producers, together with standard material handling equipment such as drag lines, cranes, bulldozers, tractors, hauling equipment, lifting magnets and buckets are employed to reclaim metal and handle material. The customer uses this reclaimed metal in its steel production process, and makes periodic payments to the Company based upon the amounts of metal reclaimed. The nonmetallic residual slag is graded into various sizes at on-site Company-owned processing facilities and sold commercially. It is used as an aggregate material in asphalt paving applications, railroad ballast and building blocks. The Company also provides in-plant transportation and other specialized services, including slab management systems, general plant services, and recycling technology. Similar services are also provided to non-ferrous metals industries, such as aluminum, copper, and nickel.

This segment also provides roofing granules and slag abrasives. The Company's slag abrasives and roofing granules are produced from utility coal slag at a number of locations throughout the United States. Slag abrasives are used for industrial surface preparation, such as rust removal and cleaning of bridges, ship hulls, and various structures. Roofing granules are sold to residential roofing shingle manufacturers.

This segment includes the Eastern and Western Regions of the Heckett MultiServ Division, which operates at more than 160 sites in over 30 countries. Also included is the Reed Minerals unit, which provides roofing granules and slag abrasives.

For 1998, percentages of consolidated net sales of certain product classes were as follows: metal reclamation and mill services 40%; and roofing granules and slag abrasives 3%.

Gas and Fluid Control

Major product classes in this segment are gas containment and control equipment, industrial pipe fittings and process equipment.

Gas containment products include bulk storage tanks, high pressure cylinders, propane tanks, and storage vessels for industrial and commercial gases and other products. Gas control products include valves and regulators serving a variety of markets, including the commercial refrigeration, air conditioning, and outdoor recreation industries.

The segment's diverse product class of process equipment includes heat and mass transfer equipment; air-cooled heat exchangers; process equipment, blenders, dryers and mixers; industrial and institutional boilers and hot water heaters; and wear-resistant steels used in the heavy-duty industrial requirements of mining, steelmaking, and paper production, as well as the ballistic armor protection of military and commercial vehicles.

The segment is a major supplier of industrial pipe fittings and related products for the plumbing, hardware and energy industries and produces a variety of product lines, including forged and stainless steel fittings, conduit pipe products, standard pressure fittings, swage nipples and couplings.

For 1998, percentages of consolidated net sales of certain product classes were as follows: gas containment and control, 21%; process equipment, 9%; and industrial pipe fittings, 6%.

Infrastructure

Major product classes in this segment are scaffolding, shoring and concrete forming equipment and services, railway maintenance of way equipment and services, and industrial grating and bridge decking products.

The segment's scaffolding, shoring and concrete forming operations include steel and aluminum support systems that are leased or sold to customers through a North American network of over 40 branch offices. Also, the New Orleans-based Plant Services unit provides scaffolding and erection/dismantling services to refineries and the petrochemical sector.

The segment manufactures a varied line of industrial grating products at numerous plants in North America. The Company produces riveted, pressure-locked and welded grating in steel and aluminum, used mainly in industrial flooring, safety, and security applications for power, paper, chemical, refining and processing applications. The Company also produces varied products for bridge decking uses, as well as a range of fiberglass grating products.

The railway maintenance of way equipment and services product class includes specialized track maintenance equipment used by private and government-owned railroads and urban transit systems worldwide. The equipment manufactured by the Company includes a comprehensive range of specially-designed systems used in the construction and maintenance of track and railbeds. The Company's railway maintenance of way services include the Tie Masters(TM) program, which provides day-to-day management and equipment for the railway's tie renewal and equipment maintenance work, including training the railway's tie and surface gang personnel to operate the equipment.

For 1998, percentages of consolidated net sales of certain product classes were as follows: scaffolding, shoring and concrete forming equipment, 8%; railway maintenance of way services and equipment, 7%; and industrial grating and bridge decking, 6%.

  (1) (i) The products and services of Harsco can be divided into a number of classes. The product classes that contributed 10% or more as a percentage of consolidated net sales in any of the last three fiscal years are as set forth in the following table.

                                                 1998        1997        1996
                                                 ----        ----        ----
      Metal Reclamation and Mill Services         40%         38%         39%
      Gas Control and Containment Equipment       21%         21%         19%

  (1) (ii) New products and services are added from time to time; however, in 1998 none required the investment of a material amount of the Company's assets.

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

  (1) (v) Harsco furnishes building products and materials and a wide variety of specialized equipment for commercial, industrial, public works and residential construction which are seasonal in nature. In 1998, construction-related operations accounted for 11% of total sales.

  (1) (vi) The practices of the Company relating to working capital items are not unusual compared with those practices of other manufacturers servicing mainly industrial and commercial markets.

  (1) (vii) No material part of the business of the Company is dependent upon a single customer or a few customers, the loss of any one of which would have a material adverse effect upon the Company.

  (1) (viii) Backlog of orders stood at $188,594,000 and $225,575,000 as of December 31, 1998 and 1997, respectively. It is expected that approximately 26% of the total backlog at December 31, 1998, will not be filled during 1999. There is no significant seasonal aspect to the Company's backlog. Backlog for scaffolding, shoring and forming equipment, and for roofing granules and slag abrasives is not included in the total backlog, because it is generally not quantifiable due to the nature of the products and services provided. Contracts for the Mill Services Segment are also excluded from the total backlog. These Contracts have an estimated value of $3.3 billion at December 31, 1998.

  (1) (ix) At December 31, 1998, the Company had no material contracts that were subject to renegotiation of profits or termination at the election of the Government.

  (1) (x) The various fields in which the Company operates are highly competitive and the Company encounters active competition in all of its activities from both larger and smaller companies who produce the same or similar products or services or who produce different products appropriate for the same uses.

  (1) (xi) The expense for internal product improvement and product development activities was $6,977,000, $6,090,000, and $5,108,000 in 1998, 1997, and 1996,
respectively.

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

  (1) (xiii) As of December 31, 1998, the Company had approximately 15,300 employees.

(d)  Financial Information about Foreign and
     Domestic Operations and Export Sales:

Financial information concerning foreign and domestic operations is included in
Note 16 to the Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data". Export sales totaled $114.7 million and $125.4 million in 1998 and 1997, respectively.


Item 2.  Properties:

Information as to the principal plants owned and operated by the Company is summarized in the following table:

                                  Floor Space
Location                           (Sq. Ft.)          Principal Products
--------                           ---------          ------------------
Infrastructure:

Fairmont, Minnesota                  312,000          Railroad Equipment
West Columbia, South Carolina        224,000          Railroad Equipment
Brendale, Australia                   20,000          Railroad Equipment

Nashville, Tennessee                 246,000          Grating
Nashville, Tennessee                  87,000          Grating
Charlotte, North Carolina             23,000          Grating
Madera, California                    48,000          Grating
Leeds, Alabama                        51,000          Grating
Cheswick, Pennsylvania                56,000          Grating
Channelview, Texas                    86,000          Grating
Marlboro, New Jersey                  30,000          Grating
Queretaro, Mexico                     63,000          Grating

Marion, Ohio                         135,000          Construction Equipment

Mill Services:

Moundsville, West Virginia            11,000          Roofing Granules/Abrasives
Drakesboro, Kentucky                  38,000          Roofing Granules
Gary, Indiana                         15,000          Roofing Granules/Abrasives

                                  Floor Space
Location                           (Sq. Ft.)          Principal Products
--------                           ---------          ------------------
Gas and Fluid Control:

West Jefferson, Ohio                 148,000          Pipe Fittings
Crowley, Louisiana                   172,000          Pipe Fittings
Houston, Texas                        26,000          Pipe Fittings
Chicago, Illinois                     35,000          Pipe Fittings
Hamden, Connecticut                   47,000          Pipe Fittings
Vanastra, Ontario, Canada             55,000          Pipe Fittings

East Stroudsburg, Pennsylvania       172,000          Process Equipment
Port of Catoosa, Oklahoma            131,000          Heat Exchangers
Sapulpa, Oklahoma                     83,000          Heat Exchangers

Lockport, New York                   104,000          Valve Manufacturing
Niagara Falls, New York               66,000          Valve Manufacturing
Washington, Pennsylvania             111,000          Valve Manufacturing

Jesup, Georgia                        87,000          Propane Tanks
Jesup, Georgia                        65,000          Propane Tanks
Jesup, Georgia                        63,000          Cryogenic Storage Vessels
Bloomfield, Iowa                      48,000          Propane Tanks
West Jordan, Utah                     36,000          Propane Tanks
Fremont, Ohio                         69,000          Propane Tanks
Pomona, California                    56,000          Composite Pressure Vessels
Gardena, California                   26,000          Composite Pressure Vessels
Harrisburg, Pennsylvania             245,000          Cylinders
Huntsville, Alabama                  220,000          Acetylene Tanks
Theodore, Alabama                    305,000          Cryogenic Storage Vessels
Husum, Germany                        61,000          Cryogenic Storage Vessels
Shah Alam, Malaysia                   25,000          Cryogenic Storage Vessels
Shah Alam, Malaysia                   29,000          Cylinders
Beijing, China                       134,000          Cryogenic Storage Vessels

The Company also operates the following plants which are leased:

                                                                    Expiration
                             Floor Space     Principal                Date of
Location                      (Sq. Ft.)      Products                  Lease
--------                      ---------      --------                  -----
Infrastructure:

Nottingham, England             30,000       Railroad Equipment       10/23/00

Tulsa, Oklahoma                 10,000       Grating                  02/28/00

Gas and Fluid Control:

Lansing, Ohio                   67,000       Pipe Fittings            01/31/03

Cleveland, Ohio                 50,000       Brass Castings           09/30/00


The Company operates from a number of other plants, branches, warehouses and offices in addition to the above. The Company has over 160 locations related to mill services in over thirty countries, however since these facilities are on the property of the steel mill being serviced they are not listed. The Company considers all of its properties, at which operations are currently performed, to be in satisfactory condition.


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

Harsco common stock is traded on the New York, Pacific, Boston, and Philadelphia Stock Exchanges under the symbol HSC. At the end of 1998, there were 42,249,922 shares outstanding. In 1998, the stock traded in a range of $47 1/4 - $23 and closed at $30 7/16 at year-end. At December 31, 1998 there were approximately 20,000 shareholders. For additional information regarding Harsco common stock market price and dividends declared, see the Common Stock Price and Dividend Information under Part II, Item 8, "Financial Statements and Supplementary Data".

Item 6.       Selected Financial Data

FIVE-YEAR STATISTICAL SUMMARY
(ALL DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            1998             1997             1996           1995           1994
INCOME STATEMENT INFORMATION

    Net sales                                           $ 1,733,458      $ 1,627,478      $ 1,557,643    $ 1,495,466    $ 1,357,715

    Income from continuing operations
    before interest, income taxes, and
    minority interest                                       191,901          179,888          166,057        131,019        114,593

    Income from continuing operations                       107,513          100,400           83,903         61,318         46,111

    Income from discontinued defense
    business                                                     --           28,424(d)        35,106         36,059         40,442

    Gain on disposal of discontinued
    defense business                                             --          150,008               --             --             --

    Net income                                              107,513          278,832          119,009         97,377         86,553
-----------------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION INFORMATION

    Working capital                                     $   112,619      $   341,160      $   214,519    $   145,254    $   254,338

    Total assets                                          1,623,581        1,477,188        1,324,419      1,310,662      1,314,649

    Long-term debt                                          309,131          198,898          227,385        179,926        340,246
    Total debt                                              363,738          225,375          253,567        288,673        365,984
    Depreciation and amortization                           131,381          116,539          109,399        104,863         99,589
    Capital expenditures                                    159,816          143,444          150,294        113,895         90,928
    Cash provided by operating activities                   189,260(e)       148,541(c)       217,202        258,815        161,395
    Cash provided  (used) by investing activities          (233,490)         196,545(c)      (153,225)       (97,331)       (73,150)
    Cash (used) by financing activities                    (134,324)        (167,249)         (92,944)      (128,068)      (103,040)
-----------------------------------------------------------------------------------------------------------------------------------
RATIOS

    Return on net sales(1)                                      6.2%             6.2%             5.4%           4.1%           3.4%

    Return on average equity(2)                                14.3%            15.1%            14.0%          10.7%           9.0%

    Return on average assets(3)                                12.9%            14.3%            13.7%          10.8%           9.4%

    Current ratio                                             1.2:1            1.9:1            1.7:1          1.4:1          1.9:1

    Percent of total debt to capital(4)                        34.7%            22.4%            27.1%          31.6%          38.6%

-----------------------------------------------------------------------------------------------------------------------------------
PER SHARE INFORMATION (a)

    Diluted - Income from continuing operations         $      2.34      $      2.04      $      1.67    $      1.20    $       .92

           - Income from discontinued defense business           --              .58(d)           .70            .71            .80

           - Gain on disposal of discontinued defense
               business                                          --             3.05               --             --             --

           - Net income                                        2.34             5.67             2.37           1.91           1.72

Book Value                                                    16.22            16.64            13.73          12.49          11.54

Cash dividends declared                                        .885              .82              .77            .75            .71
-----------------------------------------------------------------------------------------------------------------------------------
OTHER INFORMATION

    Basic average number of shares outstanding (a)       45,568,256       48,754,212       49,894,515     50,504,707     50,230,321

    Diluted average number of shares outstanding (a)     45,910,531       49,191,872       50,317,664     50,856,929     50,441,097

    Number of employees                                      15,300           14,600           14,200         13,200         13,000

    Backlog (b)                                         $   188,594      $   225,575      $   211,734    $   157,129    $   160,703

FIVE-YEAR STATISTICAL SUMMARY


(a) Reflects two-for-one stock split to shareholders of record January 15, 1997.

(b) Excludes the estimated value of long-term mill service contracts, which had an estimated value of $3.3 billion at December 31, 1998.

(c) Cash provided by operating activities for 1997 includes approximately $100 million of income taxes paid related to the gain on the disposal of the defense business, whereas the pre-tax cash proceeds are included in investing activities.

(d) Includes income through August 1997 (the measurement date) from the discontinued defense business.

(e) Cash provided by operating activities for 1998 includes approximately $14 million of payments related to income taxes, and certain other liabilities of the discontinued defense business.


(1) "Return on net sales" is calculated by dividing income from continuing operations by net sales.

(2) "Return on average equity" is calculated by dividing income from continuing operations by quarterly weighted average equity.

(3) "Return on average assets" is calculated by dividing income from continuing operations before interest expense, income taxes, and minority interest by quarterly weighted average assets.

(4) "Percent of total debt to capital" is calculated by dividing the sum of debt (short-term borrowings and long-term debt including current maturities) by the sum of equity and debt.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations:

FINANCIAL CONDITION

The Company maintained a sound financial condition in 1998. Strong cash flow from operations and proceeds from the sale of businesses, supplemented with proceeds from debt financing, provided funding for the Company's record investment of $487.4 million for acquisitions, capital spending, and share repurchases.

Net cash provided by operating activities was $189.3 million in 1998 compared with $148.5 million in 1997. Operating cash in 1998 was lowered by approximately $14 million due to payments for income taxes and certain other liabilities related to the discontinued defense business. In 1997, operating cash flows were adversely affected by approximately $100 million of income taxes paid related to the gain on disposal of the defense business, whereas the pretax cash proceeds of $344 million were recorded in cash from investing activities. Cash flows were significantly increased in 1997 by $49.1 million in distributions from the discontinued defense business. After adjusting for the cash transactions relating to the discontinued defense business, operating cash flows for continuing operations of $203.3 million for 1998 approximated 1997.

Capital expenditures for 1998 were a record $159.8 million compared with $143.4 million in 1997. These investments reflect the Company's continuing program to achieve business growth and to improve productivity and product quality. Capital expenditures during the past three years averaged $151.2 million. Also, in 1998, $158.3 million of cash was used to purchase four businesses, EFI Corporation, Faber Prest Plc, Chemi-Trol Chemical Co., and Superior Valve Company.

For several years the Company has maintained a policy of reacquiring its common stock in unsolicited open market or privately-negotiated transactions at prevailing market prices. During 1998, the Board of Directors authorized the purchase of up to 5,000,000 shares of the Company's common stock. This is in addition to the over 1 million shares remaining from the November 1997 authorization. The total number of shares purchased under these programs for the twelve months ended December 31, 1998 was 4,938,759 for approximately $166.2 million. This excludes shares repurchased for recurring corporate purposes, such as employee benefit plans. Due to the timing of actual payments for the purchase of common stock, the cash flow used by financing activities was approximately $169.3 million. Remaining authorized shares to be purchased as of December 31, 1998 total 1,122,500. In January 1999, the Board of Directors authorized the purchase of an additional 2,000,000 shares of the Company's common stock.

Cash from financing activities in 1998 also included a net increase in debt of $72.7 million, and $40.3 million of cash dividends paid on common stock. The increase in debt occurred to fund the Company's share repurchase program, business acquisitions, and capital expenditures.

In 1998, cash and cash equivalents decreased $180.0 million to $41.6 million.

Other matters which could affect cash flows in the future are discussed under
Note 10 to the Consolidated Financial Statements, "Commitments and
Contingencies".

As of December 31, 1998 net working capital was $112.6 million, a decrease from $341.2 million at December 31, 1997. The decrease of $228.6 million relates principally to 1997's excess cash from the sale of the defense business being used to acquire businesses and for stock repurchases. Current assets were $587.4 million, and current liabilities were $474.8 million, resulting in a current ratio of 1.2 to 1, compared with 1.9 to 1 at December 31, 1997. With debt of $363.7 million and equity of $685.3 million at December 31, 1998, the debt as a percent of total capital was 34.7%, compared with 22.4% at December 31, 1997.

The stock price ranged from $23.00 to $47.25 per share during 1998. Harsco's book value per share at December 31, 1998 was $16.22, compared with $16.64 at December 31, 1997. The Company's return from continuing operations on average equity for 1998 was 14.3% compared with 15.1% for 1997. The return from continuing operations on average assets was 12.9% compared with 14.3% for 1997. The return from continuing operations on average capital was 11.5% compared with 11.6% for 1997.

The Company has available, through a syndicate of banks, a $400 million multi-currency five-year revolving credit facility, extending through July 2001. This facility serves as back-up to the Company's commercial paper program. As of December 31, 1998, there were no borrowings outstanding under this facility.

The Company has a U.S. commercial paper borrowing program under which it can issue up to $300 million of short-term notes in the U.S. commercial paper market. In addition, the Company has a 3 billion Belgian franc program, equivalent to approximately US $87 million. The Belgian program can be used to borrow a variety of European currencies in order to fund the Company's European operations more efficiently and in appropriate currencies. The Company limits the aggregate commercial paper and syndicated credit facility borrowings at any one time to a maximum of $400 million. At December 31, 1998, the Company had $108.8 million of commercial paper debt outstanding under the commercial paper programs.

The Company's outstanding long-term notes are rated A by Standard & Poor's, A by Fitch IBCA, and A-3 by Moody's. The Company's commercial paper is rated A-1 by Standard & Poor's, F-1 by Fitch IBCA, and P-2 by Moody's. The Company also has on file with the Securities and Exchange Commission a Form S-3 shelf registration for the possible issuance of up to an additional $200 million of new debt securities, preferred stock, or common stock.

As indicated by the above, the Company's financial position and debt capacity should enable it to meet its current and future requirements. As additional resources are needed, the Company should be able to obtain funds readily and at competitive costs.

RESULTS OF OPERATIONS
1998 Compared with 1997

Revenues from continuing operations for 1998 were $1.74 billion, 7% above 1997. The increase was due to the inclusion of acquired companies in 1998. Inclusion of the acquired companies increased revenues for the Mill Services Segment and for gas control and containment equipment in the Gas and Fluid Control Segment. Process equipment sales also increased. Sales of scaffolding, shoring, and forming services increased, but to a lesser extent. These increases were partially offset by lower sales of pipe fittings, railway maintenance of way equipment, and contract services and grating. Excluding the adverse foreign exchange translation effect of the strengthening U.S. dollar, revenues from continuing operations for 1998 were approximately 8% above 1997.

Cost of products and services sold increased due to the inclusion of acquired companies. Due to the Company's cost control efforts, selling, general, and administrative expenses were only slightly above 1997, despite the inclusion of acquired companies.

In 1998 the Company incurred $2.2 million of net pre-tax special charges including asset write-downs, employee termination costs, costs to exit activities, and other reorganization-related costs. The charges were incurred as a result of the Company's continuing efforts to consolidate and streamline its businesses. The $2.2 million net special charges include a $15.6 million net charge in the Mill Services Segment and a $4.8 million net charge in the Infrastructure Segment partially offset by an $18.2 million net gain in the Gas and Fluid Control Segment. This net gain included a $27.0 million gain associated with the sale of a business.

Gains for 1998 consist principally of a pre-tax net gain of $27 million recorded on the October 1998 sale of the Nutter Engineering unit of the Gas and Fluid Control Segment. Such gains are reflected as adjustments to reconcile net income to net cash provided by operating activities in the Consolidated Statement of Cash Flows. Total proceeds associated with special gains were $42.9 million and are included in proceeds from the sale of businesses and property, plant and equipment in the investing activities section of the Consolidated Statement of Cash Flows.

Impaired asset write-downs for 1998 include a $6.1 million pre-tax, non-cash, write-down of the Company's investment in Bio-Oxidation Services Inc. which is included in the Gas and Fluid Control Segment. The write-down amount was measured on the basis of the lower of carrying amount or fair value less cost to sell. Fair value was determined using available information based upon the estimated amount at which the assets could be sold in a current transaction between willing parties. The investment carrying value as of December 31, 1998 was $7.6 million. The Company estimates that the disposal will occur during 1999. For the year ended December 31, 1998 Bio-Oxidation Services Inc. recorded a pre-tax loss of $9.8 million which includes the asset write-down of $6.1 million.

Impaired asset write-downs also include a fourth quarter 1998 $6.1 million pre-tax, non-cash, write-down of assets, principally property, plant and equipment in the Mill Services Segment. The write-down became necessary as a result of significant adverse changes in the international economic environment and the steel industry. Impairment loss was measured as the amount by which the carrying amount of assets exceeded their estimated fair value. Fair value was estimated based upon the expected future realizable cash flows.

Non-cash impaired asset write-downs, are included in Other (income) and expenses in the Consolidated Statement of Cash Flows, as adjustments to reconcile net income to net cash provided by operating activities.

Employee termination benefit costs consist principally of severance arrangements to employees terminated as a result of management reorganization actions. Under these reorganization actions, the Company and its management have established and approved specific plans of termination. The affected employees have been notified prior to recognition of related provisions. Non-cash charges for employee termination benefit costs are included in Other (income) and expenses as adjustments to reconcile net income to net cash provided by operating activities in the Consolidated Statement of Cash Flows. During 1998 such actions occurred principally in the Mill Services Segment in South Africa, United States, France, and Germany. In 1998, approximately 670 employees were included in employee termination arrangements implemented by the Company and approximately $2.4 million of cash payments were made under such arrangements. The payments are reflected as uses of operating cash in the Consolidated Statement of Cash Flows, and consequently reduce certain liabilities. Under these reorganization actions, 349 employees have been terminated as of December 31, 1998. The remaining $4.1 million balance of employee termination arrangements is expected to be paid principally in 1999.

Income from continuing operations before income taxes and minority interest increased 5% from 1997 due principally to improved performance. Increased earnings were achieved due principally to improved results for scaffolding, shoring, and forming services and process equipment, as well as the inclusion of acquired companies. These increases were partially offset by lower results for metal reclamation and mill services, pipe fittings, grating, and gas control and containment equipment, as well as start-up losses and asset write-downs associated with the medical waste disposal services business.

The Company's results have been affected by the Asian economic crisis including its effects on worldwide steel prices and steel production. That crisis contributed to reduced sales and income in our Asian operations, lower exports for certain operations in the United States, and reduced margins of certain domestic operations adversely affected by foreign steel imports. Also included in 1998 were $1.7 million of net pre-tax foreign currency translation/transaction losses, principally due to the weakening of the Mexican peso and the Russian ruble in relation to the U.S. dollar, as compared with $.5 million of net foreign currency translation/transaction gains in 1997.

Interest expense increased in 1998 as a result of increased borrowings for the Company's share repurchase program and for the funding of acquisitions.

The effective income tax rate for continuing operations for 1998 was 37.5% versus 38% in 1997. The reduction in the income tax rate is due to lower effective income tax rates on state, as well as international earnings.

Income from continuing operations was up 7% from 1997. Basic earnings per common share from continuing operations of $2.36 were up 15% from 1997.

Net income of $107.5 million for 1998 was below 1997 which included $178.4 million of income and a gain from the Company's divested defense business. Basic earnings per common share were $2.36, down from $5.72 in 1997. Diluted earnings per common share were $2.34, down from $5.67 in 1997.

Sales of the Mill Services Segment, at $751.9 million, were above 1997, despite the adverse effect of foreign exchange translation. The increase was due to the inclusion of an acquired company as of the second quarter of 1998. Sales of the Gas and Fluid Control Segment, at $617.9 million, increased from 1997 due to the inclusion of sales of three acquired companies and due to increased sales for process equipment. Sales of the Infrastructure Segment, at $363.7 million, were slightly below 1997. Sales of scaffolding, shoring, and forming services were above 1997. However, sales of railway maintenance of way equipment and contract services and grating products were down from 1997.

Income from the Mill Services Segment, at $43.3 million, was below 1997. The decrease included after-tax net charges of $9.8 million ($.21 earnings per share) in 1998, as well as the adverse foreign exchange translation effect of the strong U.S. dollar. The charges included principally asset write-downs and employee termination costs. Income from the Gas and Fluid Control Segment, at $43.4 million, was significantly above last year's comparable period due principally to an after-tax $16.9 million gain ($.37 earnings per share) arising from the sale of a business and, to a lesser extent, improved results for process equipment. Income increased despite the inclusion of start-up losses and asset write-downs associated with the medical waste disposal services business. Income of the Infrastructure Segment in 1998, at $16.1 million, was above 1997. The increase is due to improved results for scaffolding, shoring, and forming services.

In addition to the segment reporting noted above, the Company views itself as a diversified industrial services and engineered products company. Total industrial service sales, which include metal reclamation and mill services, as well as scaffolding, shoring, and forming services and railway maintenance of way services, were $866.4 million in 1998 and $782.4 million in 1997, or approximately 50% and 48% of net sales, respectively. Excluding the adverse effect of foreign exchange translation of the strengthening U.S. dollar, total industrial service sales were approximately 14% above last year. The total engineered products sales for 1998 were $867.1 million, or approximately 50% of net sales compared to $845.1 million in 1997, or 52% of net sales. Engineered products include sales of the Reed Minerals unit in the Mill Services Segment, and product sales of the Infrastructure and the Gas and Fluid Control Segments.

Income for industrial services in 1998 was $37.6 million compared with $48.4 million in 1997, or approximately 37% and 51%, respectively, of total segment income. Income from engineered products for 1998 was $65.2 million compared with $46.9 million in 1997. These amounts are approximately 63% and 49%, respectively, of total segment income. The decreased percentage of industrial services income in 1998 was due in part to decreased income from metal reclamation and mill services as well as start-up losses and asset write-downs associated with the medical waste disposal services business. This was partially offset by higher income for scaffolding, shoring, and forming services. Income for engineered products in 1998 included an after-tax gain of $16.9 million arising from the sale of a business in the Gas and Fluid Control Segment.

1997 Compared with 1996

Revenues from continuing operations for 1997 were $1.63 billion, 4% above 1996. The increase was due principally to higher product sales of gas control and containment equipment, which included an acquisition in April 1996. Higher product sales were also recorded for process equipment, pipe fittings, grating, and railway maintenance of way equipment. In addition, service sales in the Mill Services Segment increased despite being adversely affected by the strengthening of the U.S. dollar, particularly against European currencies, as well as the divesting of certain non-core businesses in Europe in April 1996. Service sales for scaffolding, shoring, and forming equipment, as well as railway maintenance contract services, also increased. Excluding the adverse effect of the strengthening U.S. dollar, revenues from continuing operations for 1997 were 7% above 1996.

Cost of products sold increased, principally due to higher volume. Cost of services sold also increased as a result of increased sales of services. Selling, general, and administrative expenses increased, as a result of higher compensation costs and sales commissions, as well as the inclusion of an acquired company.

Income from continuing operations before income taxes and minority interest was up 13% from 1996 due to improved performance. Higher earnings from continuing operations in 1997 were due principally to higher results for mill services, as well as gas control and containment equipment. Income from grating also increased, but to a lesser extent. These items were partially offset by lower results for process equipment and for railway maintenance of way equipment and contract services, as well as a $1.4 million pre-tax provision ($.02 earnings per share) for an impairment loss arising from the disposal of the Company's shell and tube business. Interest expense decreased as a result of the continued reduction of the Company's outstanding debt and average interest rate. The effective income tax rate for continuing operations for 1997 was 38%, versus 41% in 1996. The reduction in the income tax rate is principally due to lower effective tax rates on United States earnings.

Income from continuing operations of $100.4 million for 1997 was up 20% from 1996. Basic earnings per common share from continuing operations were $2.06, up 23% from the $1.68 recorded in 1996. Diluted earnings per common share from continuing operations were $2.04, up 22% from $1.67 in 1996.

Income from discontinued operations, which is the after-tax results of the Company's divested defense business through August 1997, was below the results recorded in 1996, which reflected a full year. Basic earnings per common share from discontinued operations were $.58, which was below 1996. A $150.0 million after-tax gain ($3.08 basic earnings per share) was recorded on the disposal of the Company's defense business.

Net income of $278.8 million, which included the gain on the disposal of the Company's defense business, was up significantly from 1996, which had been the highest performance in the history of the Company. Basic earnings per common share were $5.72, up significantly from 1996. Diluted earnings per share were $5.67, also up significantly from 1996.

Sales of the Mill Services Segment, at $672.7 million, were above 1996, despite the strengthening of the U.S. dollar principally against certain European currencies, and the divesting of certain non-core businesses in Europe in April 1996. Sales of the Gas and Fluid Control Segment, at $586.5 million, were higher than 1996 due principally to increased sales of gas control and containment equipment. In 1996 an acquisition was included as of April. Sales of the Infrastructure Segment, at $368.3 million, included higher sales than 1996 for all product classes.

Income from continuing operations of the Mill Services Segment, at $50.3 million, exceeded 1996 despite the adverse effects of the strong U.S. dollar. Income from continuing operations of the Gas and Fluid Control Segment, at $31.9 million, was above the prior year. This increase principally reflected higher results for gas control and containment equipment, which included an acquisition and more than offset lower income for process equipment. The Infrastructure Segment posted income from continuing operations of $13.1 million for 1997, which was above the amount recorded in 1996.

Total industrial service sales, which include metal reclamation and mill services, as well as scaffolding, shoring, and forming services and railway maintenance of way services, were $782.4 million in 1997 and $761.5 million in 1996, or 48% and 49% of net sales, respectively. The total engineered products sales for 1997 were $845.1 million or 52% of net sales compared to $796.1 million in 1996, or 51% of net sales. Engineered products include sales of the Reed Minerals Division of the Mill Services Segment, and product sales of the Infrastructure Segment and the Gas and Fluid Control Segment.

Income for industrial services for 1997 was $48.4 million compared with $41.9 million in 1996, which is 51% and 48%, respectively, of total segment income. Income from engineered products for 1997 was $46.9 million compared with $44.9 million in 1996, which is 49% and 52%, respectively, of total segment income.

Economic Environment

The Company has currency exposures for its international operations which may be subject to volatility, such as the early 1999 foreign exchange fluctuations experienced in Brazil. Such exposures may result in reduced sales, income, and cash flows. The situation in Brazil is not expected to have a material adverse impact on the Company's financial position or results of operations. Balance sheet translation adjustments for our Brazilian operations do not affect results of operations.

In 1998 the worldwide steel industry experienced selling price reductions and production curtailments at many steel producers, particularly in the United States. The United States steel industry has been unfavorably affected by imports of low-priced foreign steel. Additionally, certain steel producers have been forced to file for bankruptcy protection. There is a risk that the Company's future results of operations or financial condition may be adversely affected if the steel industry's problems continue. Our Mill Services Segment provides services at steel mills throughout the world. The future financial impact on the Company associated with these risks cannot be estimated.

Research and Development

The Company invested $7.0 million in internal research and development programs in 1998, an increase of 15% above 1997. Internal funding for the Infrastructure Segment amounted to $2.6 million, principally for railway maintenance of way equipment and services. Expenditures for the Gas and Fluid Control and Mill Services Segments were $2.3 million and $2.1 million, respectively.

Backlog

The Infrastructure Segment order backlog at December 31, 1998 was $117.9 million which was slightly above December 31, 1997, due to an increase in railway maintenance of way equipment and services. This was more than offset by lower year-end backlog for the Gas and Fluid Control Segment which decreased approximately 35% to $70.7 million. The decrease was due to lower backlog for gas control and containment equipment and, to a lesser extent, process equipment. Backlog for scaffolding, shoring, and forming services of the Infrastructure Segment and roofing granules and slag abrasives of the Mill Services Segment are not included in the backlog amounts. They are generally not quantifiable due to the nature of the products and services provided. Metal reclamation and mill services contracts are also excluded from the total backlog. These contracts have an estimated value of $3.3 billion at December 31, 1998, an increase of approximately 22% over December 31, 1997.

Dividend Action

The Company paid four quarterly cash dividends of $.22 per share in 1998, for an annual rate of $.88. This is an increase of 10% from 1997. At the November 1998 meeting, the Board of Directors increased the dividend 2.3% to an annual rate of $.90 per share. The Board normally reviews the dividend rate periodically during the year and annually at its November meeting. There are no material restrictions on the payment of dividends.

The Company is proud of its history of paying dividends. The Company has paid dividends each year since 1939. The February 1999 payment marked the 195th consecutive quarterly dividend paid at the same or at an increased rate. During the five-year period ended December 31, 1998, dividends paid were increased four times. In 1998, the dividend payout rate was 37.5%. The Company is philosophically committed to maintaining or increasing the dividend at a sustainable level.

Year 2000 Readiness

The Year 2000 problem can be traced to the early days of computers, when memory and data storage were very expensive. To conserve these limited resources, computer programmers decided to use just two digits in date fields to identify a calendar year. For example, 1999 would be identified as "99." The assumption is that the date is within the 1900s. In the year 2000 this assumption will be invalid and some systems will not properly recognize dates. On January 1, 2000, many computer programs in mainframe, microcomputer, client/server, personal computer, and embedded systems may recognize the year "00" as 1900 rather than 2000. Because many computer functions are date-sensitive, this error may cause systems to process data inaccurately or shut down if they do not recognize the date. If not corrected, many computer applications could fail or create erroneous results as of or prior to the year 2000. Errors may occur in chronological sorting, in date comparisons, duration calculations, and other time and date-sensitive processing.

The Company is taking steps to ensure that its operations will not be adversely impacted by potential Year 2000 computer failures. The Year 2000 readiness project is overseen by the senior management of the Company with regular progress reports made to the Board of Directors. Year 2000 readiness teams have been working at various levels within the Company, as well as coordinating tasks common to the total Company. The Year 2000 readiness process generally includes the following phases for mission critical areas: awareness, assessment, prioritization, remediation or replacement, testing, and contingency planning.

INFORMATION TECHNOLOGY

As of December 31, 1998, the Company is approximately 90% complete in its Year 2000 readiness assessment and prioritization of information technology. The Company has determined that it is necessary to modify, upgrade or replace portions of its hardware and software so that its computer applications will properly utilize dates beyond December 31, 1999, and is in the process of implementing such changes. The majority of the software which is not Year 2000 ready is currently being updated through normal software upgrades and replacements.

The Company is approximately 60% complete as of December 31, 1998 in the required remediation or replacement and testing of information technology hardware and software. It is currently estimated that the major information technology system improvements will be completed principally by the third quarter of 1999. Most replacement hardware and software has been purchased from vendors who have asserted that their software is Year 2000 ready. As additional assurance, our process includes an overall Year 2000 readiness assessment of critical business partners including information technology vendors.

NON-INFORMATION TECHNOLOGY SYSTEMS

Included within the scope of our Year 2000 readiness plan are non-information technology systems including operating and production equipment with embedded chips. Our assessment process generally includes inventorying such equipment and making a determination, principally through supplier inquiry, as to the Year 2000 readiness status of critical items. The Company is approximately 85% complete in the assessment of non-information technology systems as of December 31, 1998. Our assessment is estimated to be complete by the first quarter of 1999. Our process includes the testing, where possible, of date-sensitive mission critical embedded chips. It is estimated that testing will be substantially completed by the second quarter of 1999. No required Year 2000 modifications or replacements of a material nature have been identified for non-information technology systems.

THIRD PARTIES

The Company is also engaged in communications with its significant business partners, suppliers, and major customers to determine the extent to which the Company is vulnerable to such third parties' failure to address their own Year 2000 issues. The Company's assessment is based on information currently available to the Company from such third parties. The Company is also seeking assurances from the third parties that their computer applications will not fail due to Year 2000 problems. The third party assessment process is approximately 70% complete as of December 31, 1998. It is estimated that the assessment process will be materially complete by the second quarter of 1999. No mission critical third parties have indicated that they will not be Year 2000 ready by December 31, 1999.

COSTS

As of December 31, 1998, the Company has incurred approximately $.7 million for Year 2000 readiness. Based on the assessment of presently available information, the Company's cost to complete its Year 2000 readiness program is estimated to be an additional $2.0 million as of December 31, 1998. Total Year 2000 readiness costs are estimated to be $2.7 million.

RISKS

The Company currently believes that its major Year 2000 risk relates to the performance and readiness status of third parties, principally utilities providing power, water and communication networks to Company facilities and operations. The impact of such Year 2000 failures on the Company's financial position or results of operations cannot be estimated.

Management has also engaged the Company's Internal Audit Department to perform Year 2000 readiness audits and to identify other material Year 2000 risks.

CONTINGENCY PLANS

The Company is taking steps to mitigate the risk of a material impact of Year 2000 computer failures on its operations via the development of contingency plans. Contingency plans are currently being developed for those mission critical applications, functions, and resources for which the risk of a Year 2000-related failure has not been reduced to an insignificant level. Such plans will include detailed alternative operating procedures to be invoked upon confirmation of a critical Year 2000 failure. The plans will be updated as necessary as new information becomes available prior to 2000. Certain resources, such as electricity, are not easily replaceable and there are limited contingency planning options. If there is an extended Year 2000 failure by several third parties or supporting infrastructures, there could be a material adverse impact on the Company's financial position or results of operations.

EURO CURRENCY CONVERSION

On January 1, 1999, certain countries of the European Monetary Union established fixed conversion rates between their legacy currencies and one common currency, the euro. The euro now trades on currency exchanges and may be used in business transactions. Beginning in January 2002, new euro-denominated notes and coins will be issued and the existing legacy currency notes and coins will be withdrawn from circulation by July 1, 2002. The Company's arrangements for euro bank accounts and the modification of certain loan arrangements to accommodate the euro are near completion. The Company is evaluating other systems and business issues raised by the euro conversion. These issues include the need to adapt computer and other business systems and equipment and the long-term competitive implications of conversion. In 1998, the Company derived approximately 22% of its sales from the European geographic area, including non-European Monetary Union countries. The Company believes the euro conversion will not have a material effect on the Company's financial position or results of operations.

FORWARD LOOKING STATEMENTS

The nature of the Company's operations and the many countries in which it operates subject it to changing economic, competitive, regulatory, and technological conditions, risks, and uncertainties. In accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary remarks regarding important factors which, among others, could cause future results to differ materially from the forward-looking statements, expectations, and assumptions expressed or implied herein. These include statements about our management confidence and strategies for performance; expectations for new and existing products, technologies, and opportunities; and expectations for market segment and industry growth.

These factors include, but are not limited to: (1) changes in the worldwide business environment in which the Company operates, including import, licensing, and trade restrictions, currency exchange rates, interest rates, and capital costs: (2) changes in governmental laws and regulations, including taxes; (3) market and competitive changes, including market demand and acceptance for new products, services, and technologies; (4) effects of unstable governments and business conditions in emerging economies; and (5) other risk factors listed from time to time in the Company's SEC reports. The Company does not intend to update this information and disclaims any legal liability to the contrary.

Item 7A.  Quantitative And Qualitative Disclosures About Market Risk

The Company is exposed to foreign currency risk in its international operations. The Company conducts business in over thirty foreign countries and approximately 37%, 36% and 37% of the Company's net revenues for the years ended December 31, 1998, 1997 and 1996, respectively, were derived from the Company's operations outside the United States. To illustrate the effect of foreign currency exchange rate changes due to the strengthening of the U.S. dollar, in 1998 sales would have been 1% greater in comparison with the average exchange rates for the year 1997. A similar comparison for the year 1997, would have increased sales three percent, if the average exchange rates for 1996 would have remained the same in 1997.

The Company seeks to reduce exposures to foreign currency fluctuations, through the use of forward exchange contracts. At December 31, 1998, these contracts amounted to $18.3 million and all mature within 1999. The Company does not hold or issue financial instruments for trading purposes, and it is the Company's policy to prohibit the use of derivatives for speculative purposes.

Also, the Company's cash flows and earnings are subject to changes in interest rates. Long term debt of $309.1 million as of December 31, 1998 had interest rates ranging from 5.2% to 11.2%, of which approximately 50% were at fixed rates of interest. The weighted average interest rate of long-term debt was approximately 6.1%. At current debt levels, a one percentage increase in interest rates would not be material.

For additional information, see Note 15, Financial Instruments, to the Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

                                     PART II

Item 8.  Financial Statements and Supplementary Data:

Index to Consolidated Financial Statements and Supplementary Data

           Consolidated Financial Statements of
            Harsco Corporation:                                        Page
                                                                       ----
            Report of Independent Accountants                           26

            Consolidated Balance Sheet
              December 31, 1998 and 1997                                27

            Consolidated Statement of Income
              for the years 1998, 1997, and 1996                        28

            Consolidated Statement of Cash Flows
               for the years 1998, 1997, and 1996                       29

            Consolidated Statement of Shareholders'
              Equity for the years 1998, 1997, and 1996                 30

            Consolidated Statement of Comprehensive
              Income for the years 1998, 1997, and 1996                 31

            Notes to Consolidated Financial Statements                32 - 74

           Supplementary Data:

            Two-Year Summary of Quarterly Results (Unaudited)           75

            Common Stock Price and Dividend Information                 76

                                                                    REPORT
                                          =====================================
                                                OF INDEPENDENT ACCOUNTANTS



To the Shareholders of Harsco Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholders' equity, of comprehensive income and of cash flows present fairly, in all material respects, the financial position of Harsco Corporation and Subsidiary Companies at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
January 28, 1999, except as to
paragraph 6 of Note 10, for which
the date is February 8, 1999.

HARSCO CORPORATION
CONSOLIDATED BALANCE SHEET

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
DECEMBER 31                                                                          1998               1997
--------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                    $    41,562        $   221,565
   Investments in debt securities                                                        --             43,867
   Accounts receivable, net                                                         310,935            259,565
   Inventories                                                                      175,804            135,154
   Other current assets                                                              59,140             53,501
--------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                                       587,441            713,652
--------------------------------------------------------------------------------------------------------------

Property, plant and equipment, net                                                  626,194            511,913
Cost in excess of net assets of businesses acquired, net                            273,708            187,666
Other assets                                                                        136,238             63,957
--------------------------------------------------------------------------------------------------------------
         TOTAL ASSETS                                                           $ 1,623,581        $ 1,477,188
==============================================================================================================
LIABILITIES
CURRENT LIABILITIES
   Short-term borrowings                                                        $    46,766        $    22,847
   Current maturities of long-term debt                                               7,841              3,630
   Accounts payable                                                                 142,681            120,148
   Accrued compensation                                                              43,938             42,652
   Income taxes                                                                      42,908             30,572
   Dividends payable                                                                  9,506             10,335
   Other current liabilities                                                        181,182            142,308
--------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                                  474,822            372,492
--------------------------------------------------------------------------------------------------------------

Long-term debt                                                                      309,131            198,898
Deferred income taxes                                                                55,195             36,954
Insurance liabilities                                                                30,019             33,389
Other liabilities                                                                    69,115             53,753
--------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                                          938,282            695,486
--------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, Series A junior participating cumulative preferred stock                --                 --
Common stock, par value $1.25, issued 66,075,380 and
   65,854,087 shares, respectively                                                   82,594             82,318
Additional paid-in capital                                                           85,384             79,360
Accumulated other comprehensive income (expense)                                    (55,045)           (50,974)
Retained earnings                                                                 1,101,828          1,033,770
--------------------------------------------------------------------------------------------------------------
                                                                                  1,214,761          1,144,474
Treasury stock, at cost (23,825,458 and 18,877,957 shares, respectively)           (529,462)          (362,772)
--------------------------------------------------------------------------------------------------------------
         TOTAL SHAREHOLDERS' EQUITY                                                 685,299            781,702
--------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 1,623,581        $ 1,477,188
==============================================================================================================

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENT OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
YEARS ENDED DECEMBER 31                                                 1998               1997               1996
--------------------------------------------------------------------------------------------------------------------
REVENUES
   Product sales                                                   $   867,054        $   845,072        $   796,161
   Service sales                                                       866,404            782,406            761,482
   Other                                                                 1,936              1,643              1,495
--------------------------------------------------------------------------------------------------------------------
      TOTAL REVENUES                                                 1,735,394          1,629,121          1,559,138
--------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES
   Cost of products sold                                               660,536            645,044            604,144
   Cost of services sold                                               666,806            584,290            573,047
   Selling, general, and administrative expenses                       213,438            211,231            207,502
   Research and development expenses                                     6,977              6,090              5,108
   Other (income) and expenses                                          (4,264)             2,578              3,280
--------------------------------------------------------------------------------------------------------------------
      TOTAL COSTS AND EXPENSES                                       1,543,493          1,449,233          1,393,081
--------------------------------------------------------------------------------------------------------------------

      INCOME FROM CONTINUING OPERATIONS BEFORE
         INTEREST, INCOME TAXES, AND MINORITY INTEREST                 191,901            179,888            166,057

Interest income                                                          8,378              8,464              6,949
Interest expense                                                       (20,504)           (16,741)           (21,483)
--------------------------------------------------------------------------------------------------------------------

      INCOME FROM CONTINUING OPERATIONS BEFORE
         INCOME TAXES AND MINORITY INTEREST                            179,775            171,611            151,523

Provision for income taxes                                              67,361             65,213             62,081
--------------------------------------------------------------------------------------------------------------------

      INCOME FROM CONTINUING OPERATIONS BEFORE
         MINORITY INTEREST                                             112,414            106,398             89,442

Minority interest in net income                                          4,901              5,998              5,539
--------------------------------------------------------------------------------------------------------------------

      INCOME FROM CONTINUING OPERATIONS                                107,513            100,400             83,903

Discontinued operations:
   Equity in income of defense business (net of income taxes
      of $14,082 and $14,255, respectively)                                 --             28,424             35,106
   Gain on disposal of defense business (net of income taxes
      of $100,006)                                                          --            150,008                 --
--------------------------------------------------------------------------------------------------------------------
NET INCOME                                                         $   107,513        $   278,832        $   119,009
====================================================================================================================

Basic earnings per common share:
   Income from continuing operations                               $      2.36        $      2.06        $      1.68
   Income from discontinued operations                                      --                .58                .71
   Gain on disposal of discontinued operations                              --               3.08                 --
--------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER COMMON SHARE                                    $      2.36        $      5.72        $      2.39
====================================================================================================================
Average shares of common stock outstanding                              45,568             48,754             49,895
====================================================================================================================
Diluted earnings per common share:
   Income from continuing operations                               $      2.34        $      2.04        $      1.67
   Income from discontinued operations                                      --                .58                .70
   Gain on disposal of discontinued operations                              --               3.05                 --
--------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE                                  $      2.34        $      5.67        $      2.37
====================================================================================================================

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

(IN THOUSANDS)
YEARS ENDED DECEMBER 31                                                                  1998             1997              1996
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                       $   107,513      $   278,832        $  119,009
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation                                                                     119,044          107,350           100,137
       Amortization                                                                      12,337            9,189             9,262
       Gain on disposal of defense business                                                  --         (250,014)               --
       Equity in income of unconsolidated entities                                       (1,354)         (43,549)          (50,083)
       Dividends or distributions from unconsolidated entities                            1,494           49,142            38,474
       Deferred income taxes                                                              3,893           (8,175)             (829)
       Other (income) and expenses                                                       24,843            4,198             4,131
       Gain on sale of non-defense businesses                                           (29,107)          (1,620)             (851)
       Other, net                                                                         5,260           (8,192)            2,149
       Changes in assets and liabilities, net of acquisitions
          and dispositions of businesses:
           Accounts receivable                                                          (15,718)          (1,812)             (138)
           Inventories                                                                  (24,991)         (13,042)            3,100
           Accounts payable                                                               8,379            4,840             4,086
           Other assets and liabilities                                                 (22,333)          21,394           (11,245)
-----------------------------------------------------------------------------------------------------------------------------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES (1)                                    189,260          148,541           217,202
===================================================================================================================================

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant and equipment                                          (159,816)        (143,444)         (150,294)
   Purchase of businesses, net of cash acquired*                                       (158,291)          (8,508)          (21,062)
   Proceeds from sale of businesses                                                      39,500          345,189             1,793
   Proceeds from sale of property, plant and equipment                                   13,033           14,433             4,890
   Investments available-for-sale: Purchases                                                 --          (39,346)               --
                                   Maturities                                            40,000               --                --
   Investments held-to-maturity:   Purchases                                                 --          (42,241)          (14,300)
                                   Maturities                                             4,010           71,469            26,561
   Other investing activities                                                           (11,926)          (1,007)             (813)
-----------------------------------------------------------------------------------------------------------------------------------
       NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                (233,490)         196,545          (153,225)
===================================================================================================================================

CASH FLOWS FROM FINANCING ACTIVITIES
   Short-term borrowings, net                                                            16,131            8,291            10,911
   Current maturities and long-term debt:  Additions                                    172,709           61,310           187,319
                                           Reductions                                  (116,163)         (88,523)         (229,914)
   Cash dividends paid on common stock                                                  (40,287)         (39,120)          (37,921)
   Common stock issued-options                                                            3,885            5,939             5,726
   Common stock acquired for treasury                                                  (169,258)        (113,161)          (30,657)
   Other financing activities                                                            (1,341)          (1,985)            1,592
-----------------------------------------------------------------------------------------------------------------------------------
       NET CASH (USED) BY FINANCING ACTIVITIES                                         (134,324)        (167,249)          (92,944)
===================================================================================================================================

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                  (1,449)          (2,134)           (1,840)

   Net increase (decrease) in cash and cash equivalents                                (180,003)         175,703           (30,807)
   Cash and cash equivalents at beginning of year                                       221,565           45,862            76,669
-----------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                            $    41,562      $   221,565        $   45,862
===================================================================================================================================

*PURCHASE OF BUSINESSES, NET OF CASH ACQUIRED
   Working capital, other than cash                                                 $    11,159      $     2,807        $   (7,625)
   Property, plant and equipment                                                        (89,182)            (833)          (12,315)
   Other noncurrent assets and liabilities, net                                         (80,268)         (10,482)           (1,122)
-----------------------------------------------------------------------------------------------------------------------------------
       NET CASH USED TO ACQUIRE BUSINESSES                                          $  (158,291)     $    (8,508)       $  (21,062)
===================================================================================================================================

(1) Net cash provided by operating activities for 1998 includes approximately $14 million of payments related to income taxes and certain other liabilities of the discontinued defense business.

      Cash provided by operating activities for 1997 includes approximately $100 million of income taxes paid related to the gain on the disposal of the defense business, whereas the pre-tax cash proceeds are included under investing activities.

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                                                           ADDITIONAL
                                                               COMMON STOCK                 PAID-IN
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)                     ISSUED            TREASURY         CAPITAL
----------------------------------------------------------------------------------------------------
BALANCES, JANUARY 1, 1996                               $ 40,672          $(209,373)        $101,183
----------------------------------------------------------------------------------------------------
Net income
Cash dividends declared, $.77 per share
Translation adjustments
Pension liability adjustments, net of $157
   deferred income taxes
Acquired during the year, 944,942 shares                                    (29,875)
Stock options exercised, 382,442 shares                      239                               8,038
Restricted stock, net, 60,366 shares                                          1,159              824
Other, 1,388 shares                                                              24               18
Two-for-one stock split at par value                      40,912                             (40,912)
----------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1996                               81,823           (238,065)          69,151
----------------------------------------------------------------------------------------------------
Net income
Cash dividends declared, $.82 per share
Translation adjustments
Unrealized investment (losses), net of $18
   deferred income taxes
Pension liability adjustments, net of $412
   deferred income taxes
Acquired during the year, 3,080,642 shares                                 (125,841)              34
Stock options exercised, 395,885 shares                      495                               9,299
Restricted stock, net, 57,487 shares                                          1,117              846
Other, 1,048 shares                                                              17               30
----------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1997                               82,318           (362,772)          79,360
----------------------------------------------------------------------------------------------------
Net income
Cash dividends declared, $.885 per share
Translation adjustments
Unrealized investment gains, net of ($18)
   deferred income taxes
Pension liability adjustments, net of $1,544
   deferred income taxes
Acquired during the year, 4,989,483 shares                                 (168,405)
Stock options exercised, 221,293 shares                       276                              5,913
Restricted stock, net, 40,324 shares                                          1,649              110
Other, 1,658 shares                                                              66                1
----------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1998                             $  82,594         $(529,462)        $ 85,384
====================================================================================================

                                                                        ACCUMULATED OTHER
                                                                   COMPREHENSIVE INCOME (EXPENSE)
                                                  --------------------------------------------------------------
                                                                  NET UNREALIZED
                                                                    INVESTMENT         PENSION                            RETAINED
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)              TRANSLATION      GAINS (LOSSES)     LIABILITY          TOTAL            EARNINGS
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES, JANUARY 1, 1996                          $(19,852)          $   --          $  (413)         $ (20,265)        $  713,774
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                                  119,009
Cash dividends declared, $.77 per share                                                                                     (38,310)
Translation adjustments                              (5,624)                                              (5,624)
Pension liability adjustments, net of $157
   deferred income taxes                                                                 (206)              (206)
Acquired during the year, 944,942 shares
Stock options exercised, 382,442 shares
Restricted stock, net, 60,366 shares
Other, 1,388 shares
Two-for-one stock split at par value
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1996                         (25,476)              --             (619)           (26,095)           794,473
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                                  278,832
Cash dividends declared, $.82 per share                                                                                     (39,535)
Translation adjustments                             (24,201)                                             (24,201)
Unrealized investment (losses), net of $18
   deferred income taxes                                                 (28)                                (28)
Pension liability adjustments, net of $412
   deferred income taxes                                                                 (650)              (650)
Acquired during the year, 3,080,642 shares
Stock options exercised, 395,885 shares
Restricted stock, net, 57,487 shares
Other, 1,048 shares
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1997                         (49,677)             (28)           (1,269)          (50,974)         1,033,770
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                                  107,513
Cash dividends declared, $.885 per share                                                                                    (39,455)
Translation adjustments                              (1,714)                                              (1,714)
Unrealized investment gains, net of ($18)
   deferred income taxes                                                  28                                  28
Pension liability adjustments, net of $1,544
   deferred income taxes                                                               (2,385)            (2,385)
Acquired during the year, 4,989,483 shares
Stock options exercised, 221,293 shares
Restricted stock, net, 40,324 shares
Other, 1,658 shares
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1998                        $(51,391)          $   --          $(3,654)         $ (55,045)        $1,101,828
===================================================================================================================================


See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(IN THOUSANDS)
YEARS ENDED DECEMBER 31                                                       1998             1997             1996
--------------------------------------------------------------------------------------------------------------------------
Net Income                                                                 $ 107,513        $ 278,832        $ 119,009
--------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (expense):
  Foreign currency translation adjustments                                    (1,714)         (24,201)          (5,624)
  Unrealized investment gains (losses), net of deferred income taxes              28              (28)              --
  Pension liability adjustments, net of deferred income taxes                 (2,385)            (650)            (206)
--------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (expense)                                          (4,071)         (24,879)          (5,830)
--------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                                 $ 103,442        $ 253,953        $ 113,179
==========================================================================================================================

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The consolidated financial statements include the accounts of Harsco Corporation and its majority-owned subsidiaries ("Company"). Investments in unconsolidated entities (all of which are 20-50% owned) are accounted for under the equity method.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, demand deposits, and short-term investments which are highly liquid in nature and have an original maturity of three months or less.

INVESTMENTS IN DEBT SECURITIES

Marketable debt securities are classified as available-for-sale or held-to-maturity. Management determines the appropriate classification of debt securities at the time of purchase. Debt securities classified as available-for-sale are stated at fair value, with unrealized gains and losses reported in a separate component of Other comprehensive income (expense), net of deferred income taxes. Realized gains and losses on sales of investments are included in Other revenues. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Interest on debt securities is included in interest income.

INVENTORIES

Inventories are stated at the lower of cost or market. Inventories in the United States are accounted for using principally the last-in, first-out (LIFO) method. Other inventories are accounted for using the first-in, first-out (FIFO) or average cost methods.

DEPRECIATION

Property, plant and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using principally the straight-line method. When property is retired from service, generally the cost of the retirement is charged to the allowance for depreciation to the extent of the accumulated depreciation, and the balance is charged to income.

INTANGIBLE ASSETS

Intangible assets consist principally of cost in excess of net assets of businesses acquired, which is amortized on a straight line basis over a period not to exceed 30 years. Accumulated amortization was $58.6 and $47.3 million at December 31, 1998 and 1997, respectively.

-------------------------------------------------------------------------------
1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)



IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets, including cost in excess of net assets of businesses acquired and other intangible assets, used in the Company's operations are reviewed for impairment when events and circumstances indicate that the carrying amount of an asset may not be recoverable. The primary indicators of recoverability are the associated current and forecasted undiscounted operating cash flows. The Company's policy is to record an impairment loss when it is determined it is probable that the carrying amount of the asset exceeds its fair value.

REVENUE RECOGNITION

Revenue is recognized for product sales when title and risk of loss transfer. Service sales are recognized over the contractual period or as services are performed.

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

ACCRUED INSURANCE AND LOSS RESERVES

The Company retains a major portion of the risk for workers' compensation, automobile, general, and product liability losses. Reserves have been recorded which reflect the undiscounted estimated liabilities including claims incurred but not reported. Changes in the estimates of the reserves are included in net income in the period determined. Amounts estimated to be paid within one year have been classified as Other current liabilities, with the remainder included in Insurance liabilities.

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company's subsidiaries outside the United States, except for those subsidiaries located in highly inflationary economies, are principally measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rates at the balance sheet date. Resulting translation adjustments are recorded in the cumulative translation adjustment, a separate component of Other comprehensive income (expense). Income and expense items are translated at average monthly exchange rates. Gains and losses from foreign currency transactions are included in net income. For subsidiaries operating in highly inflationary economies, gains and losses on foreign currency transactions and balance sheet translation adjustments are included in net income.

Effective January 1997, the Company's operations in Mexico were accounted for as a highly inflationary economy since the three-year cumulative rate of inflation at December 31, 1996 exceeded 100%. The functional currency for the Company's operations in Mexico was changed from the peso to the U.S. dollar.

------------------------------------------------------------------------------
1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


Effective January 1998, the Company's operations in Brazil were no longer accounted for as a highly inflationary economy, because the three-year cumulative rate of inflation fell below 100%. The Company measures the financial statements of its Brazilian entity using the Brazilian real as the entity's functional currency.

Effective January 1999, the Company's operations in Mexico will no longer be accounted for as a highly inflationary economy, because the three-year cumulative rate of inflation is below 100%. The Company will measure the financial statements of its Mexican entities using the peso as the functional currency.

FINANCIAL INSTRUMENTS AND HEDGING

The Company has subsidiaries principally operating in North America, Latin America, Europe, and Asia-Pacific. These operations are exposed to fluctuations in related foreign currencies, in the normal course of business. The Company seeks to reduce exposure to foreign currency fluctuations, through the use of forward exchange contracts. The Company does not hold or issue financial instruments for trading purposes, and it is the Company's policy to prohibit the use of derivatives for speculative purposes. The Company has a Foreign Currency Risk Management Committee that meets periodically to monitor foreign currency risks.

The Company enters into forward foreign exchange contracts to hedge transactions of its non-U.S. subsidiaries, for firm commitments to purchase equipment and for export sales denominated in foreign currencies. These contracts generally are for 90 to 180 days or less. For those contracts that hedge an identifiable transaction, gains or losses are deferred and accounted for as part of the underlying transactions. The cash flows from these contracts are classified consistent with the cash flows from the transaction being hedged. The Company also enters into forward foreign exchange contracts for intercompany foreign currency commitments. These foreign exchange contracts do not qualify as hedges, therefore, gains and losses are recognized in income based on fair market value.

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

------------------------------------------------------------------------------
1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130), which is effective for years beginning after December 15, 1997. This statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined to include all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company adopted SFAS 130 in the first quarter of 1998.

SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS
131), which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the disclosure of segment results. It requires that segments be determined using the "management approach," which means the way management organizes the segments within the enterprise for making operating decisions and assessing performance. The Company adopted SFAS 131 in the fourth quarter of 1998. All prior periods have been restated.

PENSIONS AND OTHER POSTRETIREMENT BENEFITS

In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS
132), which is effective for fiscal years beginning after December 15, 1997. SFAS 132 revises the required disclosures about pension and other postretirement benefit plans. The Company adopted SFAS 132 in the fourth quarter of 1998.

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

RECLASSIFICATIONS

Certain reclassifications have been made to prior years' amounts to conform with current year classifications.

NEW FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which is effective for fiscal years beginning after June 15, 1999. SFAS 133 requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or Other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and, if it is, the type of hedge transaction. The Company is currently evaluating when to adopt SFAS 133. Due to the Company's limited use of derivative instruments, SFAS 133 is not expected to have a material effect on the financial position or results of operations of the Company.

------------------------------------------------------------------------------
2.    COMMON STOCK SPLIT

On November 19, 1996, the Board of Directors declared a two-for-one stock split on the Company's common stock. One additional share was issued for each share of common stock held by shareholders of record as of the close of business on January 15, 1997. New shares were distributed on February 14, 1997. Common stock and additional paid-in capital as of December 31, 1996 reflect this split. All references to the number of common shares and per share amounts in the consolidated financial statements and related notes reflect the effect of the split for all periods presented.

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

On the Consolidated Statement of Income under Discontinued Operations, "Equity in income of defense business" includes equity income through August 1997 (the measurement date) from the Company's 40% interest in United Defense, L.P. The sale resulted in pre-tax cash proceeds to the Company in 1997 of $344 million and resulted in an after tax gain on the sale of $150 million or $3.08 per share after taking into account certain retained liabilities from the partnership and estimated post closing net worth adjustments, as well as pre-partnership formation contingencies and other defense business contingencies.

On the Consolidated Statement of Cash Flows for 1997 and 1996, equity in income of the defense business and distributions from the defense business through the measurement date are included in "Equity in income of unconsolidated entities" and "Dividends or distributions from unconsolidated entities", respectively.

------------------------------------------------------------------------------
4.   ACQUISITIONS AND DISPOSITIONS

In February 1998, the Company acquired EFI Corporation (EFIC) from Racal Electronics Plc for approximately $7.2 million. EFIC produces lightweight composite cylinders used extensively in firefighter breathing apparatus as well as other industrial and commercial applications.

In April 1998, the Company acquired Faber Prest Plc for approximately $98 million. Faber Prest is a UK-based provider of mill services to worldwide steel producers and integrated logistics services to the steel industry and other market sectors.

In June 1998, the Company acquired Chemi-Trol Chemical Co. for approximately $46 million. Chemi-Trol's principal business is the production and distribution of steel pressure tanks for the storage of propane gas and anhydrous ammonia.

In October 1998, the Company acquired Superior Valve Company from Amcast Industrial Corporation. Superior Valve designs, manufactures, and sells high pressure, precision valves for a range of commercial and industrial applications.

All acquisitions have been accounted for by the purchase method of accounting with cost in excess of net assets of businesses acquired totaling $94.6 million in 1998. Results of operations are included in income since the dates of acquisition.

On January 30, 1998, the Company signed a definitive agreement with Charter plc to acquire Charter's Pandrol Jackson railway track maintenance business in a cash transaction. Pandrol Jackson manufactures, markets worldwide, and provides a wide range of equipment and services used in railway track maintenance. This acquisition is currently under pre-merger review by the United States Department of Justice.

In October 1998 the Company completed the sale of Nutter Engineering to the Sulzer Chemtech division of Swiss-based Sulzer Technology Corporation. Nutter had sales of approximately $25 million and $24 million in 1998 and 1997 respectively.

The sale of HydroServ SAS was completed in December 1998. The Company has also announced plans to sell non-core operations including Astralloy Wear Technology and the pavement marking and vegetation control business unit of Chemi-Trol. Additionally, the Company plans to sell its investment in Bio-Oxidation Services Inc.

------------------------------------------------------------------------------
4.   ACQUISITIONS AND DISPOSITIONS (CONTINUED)

The following unaudited pro forma consolidated net sales are presented as if the companies (EFI Corporation, Faber Prest Plc, Chemi-Trol Chemical Co., and Superior Valve) had been acquired at the beginning of the periods presented.

(IN MILLIONS)
YEARS ENDED DECEMBER 31                              1998                1997
--------------------------------------------------------------------------------
Net Sales                                         $ 1,832.7           $1,863.9


Consolidated pro forma income and earnings per share would not have been materially different from the reported amounts for 1998 and 1997. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or the future results of the combined operations.

------------------------------------------------------------------------------
5.   INVESTMENTS IN DEBT SECURITIES

There were no debt securities held at December 31, 1998. At December 31, 1997, $43.9 million of debt securities were due in one year or less, and were included on the Consolidated Balance Sheet as Investments in debt securities.

For the years ended December 31, 1998, 1997, and 1996, there were no realized gains or losses on sales of available-for-sale debt securities.

The debt securities held at December 31, 1997 consist of:

(IN THOUSANDS)                                           1997
=========================================================================================
                                   AMORTIZED           UNREALIZED                FAIR
AVAILABLE-FOR-SALE                   COST          GAINS        LOSSES           VALUE
----------------------------------------------------------------------------------------
Corporate debt securities          $39,903          $--         $   46          $39,857

HELD-TO-MATURITY
----------------------------------------------------------------------------------------
Corporate debt securities          $ 3,007          $5          $   --          $ 3,012
Government debt
    securities non-U.S               1,003           1              --            1,004
----------------------------------------------------------------------------------------
                                   $ 4,010          $6          $   --          $ 4,016
=========================================================================================

------------------------------------------------------------------------------
6.   ACCOUNTS RECEIVABLE AND INVENTORIES


Accounts receivable are net of an allowance for doubtful accounts of $13.6 million and $6.8 million at December 31, 1998 and 1997, respectively.

Inventories consist of:

(IN THOUSANDS)                                  1998              1997
------------------------------------------------------------------------
   Finished goods                             $ 45,259          $ 27,639
   Work in process                              36,060            27,979
   Raw materials and purchased parts            71,576            60,982
   Stores and supplies                          22,909            18,554
------------------------------------------------------------------------
                                              $175,804          $135,154
========================================================================

Valued at lower of cost or market:
   LIFO basis                                 $129,708          $101,184
   FIFO basis                                   28,473            23,989
   Average cost basis                           17,623             9,981
------------------------------------------------------------------------
                                              $175,804          $135,154
========================================================================


Inventories valued on the LIFO basis at December 31, 1998 and 1997 were approximately $32.5 million and $35.5 million, respectively, less than the amounts of such inventories valued at current costs.

------------------------------------------------------------------------------
7.   PROPERTY, PLANT AND EQUIPMENT


Property, plant and equipment consists of:

(IN THOUSANDS)                                       1998                    1997
---------------------------------------------------------------------------------
Land and improvements                          $   31,048              $   22,847
Buildings and improvements                        147,291                 119,679
Machinery and equipment                         1,196,223               1,005,613
Uncompleted construction                           63,540                  54,644
---------------------------------------------------------------------------------
                                                1,438,102               1,202,783
Less accumulated depreciation                     811,908                 690,870
---------------------------------------------------------------------------------
                                               $  626,194              $  511,913
=================================================================================

The estimated useful lives of different types of assets are:

-------------------------------------------------------------------------------
Land improvements                                         10 years

Buildings and improvements                                10 to 50 years

Certain plant, buildings and installations                5 to 15 years
     (Principally Mill Services Segment)

Machinery and equipment                                   3 to 20 years
-------------------------------------------------------------------------------

------------------------------------------------------------------------------
8.   DEBT AND CREDIT AGREEMENTS


The Company has a $400 million Five-Year Competitive Advance and Revolving Credit Facility ("credit facility") maturing in July, 2001. Borrowings under this agreement are available in U.S. dollars or Eurocurrencies and the credit facility serves as back-up to the Company's U. S. commercial paper program. Interest rates are either negotiated, based upon the U.S. federal funds interbank market, prime, or based upon the London Interbank Offered Rate (LIBOR) plus a margin. The Company pays a facility fee (0.08% per annum as of December 31, 1998) that varies based upon its credit ratings. At December 31, 1998 and 1997, there were no borrowings outstanding.

The Company can also issue up to $300 million of short-term notes in the U.S. commercial paper market. In addition, the Company has a 3 billion Belgian franc commercial paper program (approximately U.S. $87 million) which is used to fund the Company's international operations. The Company limits the aggregate commercial paper and credit facility borrowings at any one time to a maximum of $400 million. Commercial paper interest rates, which are based on market conditions, have been lower than on comparable borrowings under the credit facility. At December 31, 1998 and 1997, $108.8 million and $30.8 million of commercial paper was outstanding, respectively. Commercial paper is classified as long-term debt at December 31, 1998 and 1997, because the Company has the ability and intent to refinance it on a long-term basis through existing long-term credit facilities.

Short-term debt amounted to $46.8 million and $22.8 million at December 31, 1998 and 1997, respectively. The weighted average interest rate for short-term borrowings at December 31, 1998 and 1997 was 7.9% and 5.8%, respectively.

------------------------------------------------------------------------------
8.   DEBT AND CREDIT AGREEMENTS (CONTINUED)


Long-term debt consists of:

(IN THOUSANDS)                                                        1998             1997
---------------------------------------------------------------------------------------------
6.0% Notes due September 15, 2003                                  $150,000          $150,000
Commercial paper borrowings, with a weighted
   average interest rate of 5.2%                                    108,784            30,757
Faber Prest loan notes due October 31, 2008 with interest
   based on Sterling LIBOR minus .75% (6.13% at
   December 31, 1998)                                                19,222                --
Industrial development bonds, payable in varying
   amounts from 2001 to 2005 with a weighted
   average interest rate of 6.0%                                     11,400            11,400
Other financing payable in varying
   amounts to 2003 with a weighted
   average interest rate of 11.2%                                    27,566            10,371
---------------------------------------------------------------------------------------------
                                                                    316,972           202,528
Less current maturities                                               7,841             3,630
---------------------------------------------------------------------------------------------
                                                                   $309,131          $198,898
=============================================================================================

The credit facility and certain notes payable agreements contain covenants restricting, among other things, the amount of debt as defined in the agreement that can be issued. At December 31, 1998, the Company was in compliance with these covenants.

The maturities of long-term debt for the four years following December 31, 1999, are:

(In thousands)
-------------------------------------------------------------------------------
      2000    $  9,292                          2002    $  2,625
      2001    $120,199                          2003    $151,384
--------------------------------------------------------------------------------

Cash payments for interest on all debt were (in millions) $20.0, $16.3, and $20.3 in 1998, 1997 and 1996, respectively.

The Company has on file with the Securities and Exchange Commission, a Form S-3 shelf registration for the possible issuance of up to an additional $200 million of new debt securities, preferred stock, or common stock.

--------------------------------------------------------------------------------
9.   LEASES


The Company leases certain property and equipment under noncancelable operating leases. Rental expense under all operating leases was (in millions) $17.6, $13.5, and $13.7 in 1998, 1997 and 1996, respectively.

Future minimum lease payments under operating leases with noncancelable terms are:

(In thousands)
------------------------------------------------------------------------------
      1999                $ 13,816

      2000                  10,151

      2001                   7,092

      2002                   5,320

      2003                   4,629

      After 2003            12,271
--------------------------------------------------------------------------------

------------------------------------------------------------------------------
10.  COMMITMENTS AND CONTINGENCIES

DISCONTINUED DEFENSE BUSINESS - CONTINGENCIES

FEDERAL EXCISE TAX AND OTHER MATTERS RELATED TO THE FIVE-TON TRUCK CONTRACT
In 1995, the Company, the United States Army ("Army"), and the United States Department of Justice concluded a settlement of Harsco's previously reported claims against the Army relating to Federal Excise Tax ("FET") arising under a completed 1986 contract for the sale of five-ton trucks to the Army. On September 27, 1995, the Army paid the Company $49 million in accordance with the settlement terms. The Company released the Army from any further liability for those claims, and the Department of Justice released the Company from a threatened action for damages and civil penalties based on an investigation conducted by the Department's Commercial Litigation Branch that had been pending for several years.

The settlement preserves the rights of the parties to assert claims and defenses under the Internal Revenue Code, and rights of the Army and the Company to claim certain amounts that may be owed by either party to reconcile possible underpayments or overpayments on the truck contract as part of the formal contract close-out process.

The settlement does not resolve the claim by the Internal Revenue Service ("IRS") that, contrary to the Company's position, certain cargo truck models sold by the Company should be considered to have gross vehicle weights in excess of the 33,000 pound threshold under FET law, are not entitled to an exemption from FET under any other theory, and therefore are taxable. On January 27, 1999, the IRS notified the Company that it has denied the Company's protest of the proposed increase in FET, and that the IRS will assess an increase in FET of $30.4 million plus penalties of $6.3 million and applicable interest currently estimated by the Company to be $40.0 million. This increase in FET takes into account offsetting credits of $9.2 million, based on a partial allowance of the Company's $28.7 million claim that certain truck components are exempt from FET. The IRS disallowed in full the Company's additional claim that it is entitled to the entire $52 million of FET (plus applicable interest currently estimated by the Company to be $36.6 million) the Company has paid on the five-ton trucks, on the grounds that such trucks qualify for the FET exemption applicable to certain vehicles specially designed for the primary function of off-highway transportation. In the event that the Company ultimately receives from the IRS a refund of tax (including applicable interest) with respect to which the Company has already received reimbursement from the Army, the refund would be allocated between the Company and the Army. The Company plans to vigorously contest the IRS assessment in Federal District Court or the U.S. Court of Federal Claims. Although there is risk of an adverse outcome, both the Company and the Army believe that the cargo trucks are not taxable. No recognition has been given in the accompanying financial statements for the Company's claims with the IRS.

The settlement agreement with the Army preserves the Company's right to seek reimbursement of after-imposed tax from the Army in the event that the cargo trucks are determined to be taxable, but the agreement limits the reimbursement to a maximum of $21 million. Additionally, in an earlier contract modification, the Army accepted

------------------------------------------------------------------------------
10.  COMMITMENTS AND CONTINGENCIES (CONTINUED)


responsibility for $3.6 million of the potential tax, bringing its total potential responsibility up to $24.6 million.

Under the settlement, the Army agreed that if the cargo trucks are determined to be taxable, the 1993 decision of the Armed Services Board of Contract Appeals (which ruled that the Company is entitled to a price adjustment to the contract for reimbursement of FET paid on vehicles that were to be delivered after October 1, 1988) will apply to the question of the Company's right to reimbursement from the Army for after-imposed taxes on the cargo trucks. In the Company's view, application of the 1993 decision will favorably resolve the principal issues regarding any such future claim by the Company. Therefore, the Company believes that even if the cargo trucks are ultimately held to be taxable, the Army would be obligated to reimburse the Company for a majority of the tax, (but not interest or penalty, if any), resulting in a net maximum liability for the Company of $5.8 million plus penalties of $6.3 million and applicable interest currently estimated by the Company to be $40.0 million. The Company believes it is unlikely that resolution of this matter will have a material adverse effect on the Company's financial position, however, it could have a material effect on quarterly or annual results of operations.

M9 ARMORED COMBAT EARTHMOVER CLAIM

The Company asserted that the U.S. Government did not exercise option three under the M9 Armored Combat Earthmover (ACE) contract in a timely manner, with the result that the unit prices for options three, four and five are subject to renegotiation. Claims reflecting the Company's position were filed with respect to all options purported to be exercised, totaling in excess of $60 million plus interest. In February 1998, the Armed Services Board of Contract Appeals denied the Company's claims. The Company appealed the decision to the United States Court of Appeals for the Federal Circuit and in February 1999, the Court affirmed the decision in favor of the Government. The Company is not appealing the decision further and considers the matter to be closed. No recognition has been given in the accompanying financial statements for any recovery on these claims.

OTHER DEFENSE BUSINESS LITIGATION

In 1992, the U.S. Government filed a counterclaim against the Company in a civil suit alleging violations of the False Claims Act and breach of a contract to supply M109A2 Self-Propelled Howitzers. The counterclaim was filed in response to the Company's claim of approximately $5 million against the Government for costs incurred on this contract relating to the same issue. In May 1997, the U.S. Court of Federal Claims issued a decision in the first phase of the case, denying the Company's claim for reimbursement and granting the Government's counterclaim for breach of contract and penalties under the False Claims Act. The Court will consider the amount of damages and penalties in the next phase of the case, and the decision will then be subject to the right of appeal. The Government has filed a brief seeking penalties and treble damages totaling approximately $26 million. The Company intends to vigorously oppose this claim. The Company and its counsel believe that resolution of these claims will not have a material adverse effect on the Company's financial position, however, it could have a material effect on quarterly or annual results of operations.

------------------------------------------------------------------------------
10.  COMMITMENTS AND CONTINGENCIES (CONTINUED)


In 1992, the United States Government through its Defense Contract Audit Agency commenced an audit of certain contracts for sale of tracked vehicles by the Company to foreign governments, which were financed by the United States Government through the Defense Security Assistance Agency. The Company cooperated with the audit and responded to a number of issues raised by the audit. In September 1994, the Company received a subpoena issued by the Department of Defense Inspector General seeking various documents relating to sale contracts between the Company and foreign governments which were funded by the Defense Security Assistance Agency. The Government subsequently subpoenaed a number of former employees of the Company's divested defense business to testify before a grand jury and since October 1998, has issued grand jury subpoenas to the Company for additional documents. The Company is continuing to cooperate and is responding to Government document requests. Based on discussions with the Government, Harsco is the target of this investigation which primarily focuses on whether the Company made improper certifications to the Defense Security Assistance Agency. It is not yet known whether the Government will institute criminal or civil action against the Company, nor is it known what the amount of claims, fines or penalties, if any, would be or if any such actions would have a material adverse effect on the Company's financial position or results of operations.

CONTINUING OPERATIONS - CONTINGENCIES

ENVIRONMENTAL

The Company is involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites. While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company. The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Consolidated Balance Sheet at December 31, 1998 and 1997, includes an accrual of $4.9 million and $3.4 million, respectively, for environmental matters. The amounts charged to earnings on a pre-tax basis related to environmental matters totaled $0.8 million for the year 1998, $1.7 million for the year 1997, and $1.2 million for the year 1996.

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

------------------------------------------------------------------------------
10.  COMMITMENTS AND CONTINGENCIES (CONTINUED)


OTHER
The Company is subject to various other claims, legal proceedings, and investigations covering a wide range of matters that arose in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance or by accruals, and if not so covered, are without merit or are of such kind, or involve such amounts, as would not have a material adverse effect on the financial position or results of operations of the Company.

------------------------------------------------------------------------------
11.   EMPLOYEE BENEFIT PLANS

PENSION BENEFITS

The Company has pension and profit sharing retirement plans, most of which are noncontributory, covering substantially all of its employees. The benefits for salaried employees generally are based on years of service and the employee's level of compensation during specified periods of employment. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. The multi-employer plans in which the Company participates provide benefits to certain unionized employees. The Company's funding policy for qualified plans is consistent with statutory regulations and customarily equals the amount deducted for income tax purposes. The Company's policy is to amortize prior service costs over the average future service period of active plan participants.

Pension expense consists of:

(IN THOUSANDS)                                 1998           1997           1996
---------------------------------------------------------------------------------

Defined benefit plans:
   Service cost                          $   13,785    $     9,519   $      9,690
   Interest cost                             21,367         15,129         15,165
   Expected return on plan assets           (39,859)       (27,604)       (23,816)
   Amortization of prior service costs        1,307          1,368          1,275
   Unrecognized (gain) or loss               (4,034)        (3,517)           684
   Unrecognized transition asset             (2,453)        (2,457)        (2,469)
   Curtailment (gain) or loss                   542         (5,468)           139
---------------------------------------------------------------------------------
                                             (9,345)       (13,030)           668
Multi-employer plans                          4,054          4,457          3,789
Defined contribution plans                    6,043          4,131          5,910
---------------------------------------------------------------------------------
   Pension (income) expense              $      752    $    (4,442)  $     10,367
=================================================================================

In 1997, the curtailment gain of $5.5 million was the result of a sizable reduction in the number of employees under a plan related to a discontinued facility. This gain, along with certain costs, was recorded under Other (income) and expenses in the Consolidated Statement of Income.

--------------------------------------------------------------------------------
11.  EMPLOYEE BENEFIT PLANS (CONTINUED)

The change in the financial status of the pension plans and amounts recognized in the Consolidated Balance Sheet at December 31, 1998 and 1997 are:

                                                                PENSION BENEFITS
                                                        -----------------------------
(IN THOUSANDS)                                             1998                1997
-------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                 $ 220,428           $ 205,261
Service Cost                                               13,785               9,519
Interest Cost                                              21,367              15,129
Plan participants' contributions                            1,452                 536
Amendments                                                 11,048               1,761
Actuarial (gain) loss                                      (3,824)             13,939
Curtailment (gain) loss                                       542              (5,468)
Benefits paid                                             (16,126)            (17,458)
Acquisitions                                              122,388                  --
Effect of foreign currency                                    394              (2,791)
-------------------------------------------------------------------------------------
    Benefit obligation at end of year                   $ 371,454           $ 220,428
=====================================================================================
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year          $ 335,106           $ 292,198
Actual return on plan assets                              (16,342)             61,105
Employer contributions                                      2,370               3,289
Plan participants' contributions                            1,452                 536
Benefits paid                                             (16,007)            (17,458)
Acquisitions                                              151,346                  --
Effect of foreign currency                                    316              (4,564)
-------------------------------------------------------------------------------------
    Fair value of plan assets at end of year            $ 458,241           $ 335,106
=====================================================================================
FUNDED STATUS
Funded status at end of year                            $  86,787           $ 114,678
Unrecognized net (gain) loss                              (19,683)            (74,518)
Unrecognized transition (asset) obligation                (15,657)            (18,108)
Unrecognized prior service cost                            22,446              12,746
-------------------------------------------------------------------------------------
    Net amount recognized                               $  73,893           $  34,798
=====================================================================================
AMOUNTS RECOGNIZED IN THE CONSOLIDATED
    BALANCE SHEET CONSIST OF:
Prepaid benefit cost                                    $  84,251           $  43,329
Accrued benefit liability                                 (19,576)            (13,209)
Intangible asset                                            3,297               2,559
Accumulated other comprehensive income                      5,921               2,119
-------------------------------------------------------------------------------------
    Net amount recognized                               $  73,893           $  34,798
=====================================================================================

Plan assets include equity and fixed-income securities. At December 31, 1998 and 1997, 732,640 shares of the Company's common stock with a fair market value of $22.3 million and $31.6 million, respectively, are included in plan assets.
Dividends paid on such stock amounted to $0.6 million in both 1998 and 1997.

The actuarial assumptions used for the defined benefit pension plans, including international plans, are:

                                                     1998        1997        1996
----------------------------------------------------------------------------------
Weighted average assumed discount rates              6.3%        7.4%        7.8%
Weighted average expected long-term rates of
   return on plan assets                             8.2%        9.1%        9.3%
Rates of compensation increase                       4.4%        4.5%        5.2%
----------------------------------------------------------------------------------

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $32.1 million, $30.1 million, and $11.6 million, respectively, as of December 31, 1998, and $38.4 million, $34.6 million, and $23.6 million, respectively, as of December 31, 1997.

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

The postretirement benefit expense (health care and life insurance) was $0.3 million in 1998 and $0.2 million for each of the years 1997 and 1996. The components of these expenses are not shown separately as they are not material.

The changes in the postretirement benefit liability recorded in the Consolidated Balance Sheet are:

                                                                 POSTRETIREMENT BENEFITS
                                                               -------------------------
(IN THOUSANDS)                                                   1998              1997
----------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                        $ 6,220           $ 6,332
Service Cost                                                       107                84
Interest Cost                                                      431               453
Actuarial loss (gain)                                               49              (218)
Benefits paid                                                     (386)             (431)
----------------------------------------------------------------------------------------
   Benefit obligation at end of year                           $ 6,421           $ 6,220
========================================================================================

FUNDED STATUS
Funded status at end of year                                   $(6,421)          $(6,220)
Unrecognized prior service cost                                    (42)             (147)
Unrecognized actuarial (gain)                                   (1,861)           (2,069)
----------------------------------------------------------------------------------------
   Net amount recognized as accrued benefit liability          $(8,324)          $(8,436)
========================================================================================

--------------------------------------------------------------------------------
11.  EMPLOYEE BENEFIT PLANS (CONTINUED)


The actuarial assumptions used for postretirement benefit plans are:

(DOLLARS IN THOUSANDS)                         1998             1997            1996
-------------------------------------------------------------------------------------
Assumed discount rate                         6.75%            7.25%           7.50%
Health care cost trend rate                   8.30%            8.70%           9.10%
Decreasing to ultimate rate                   5.50%            5.50%           5.50%

Effect of one percent increase in
   health care cost trend rate:
      On cost components                    $  21          $   47          $    29
      On accumulated benefit obligation     $ 185          $  192          $   223
-------------------------------------------------------------------------------------

For 1998, a one percent decrease in health care cost trend rate would decrease the cost component by $19 thousand and decrease the accumulated benefit obligation by $166 thousand.

It is anticipated that the health care cost trend rate will decrease from 7.9% in 1999 to 5.5% in the year 2005.

--------------------------------------------------------------------------------
11.  EMPLOYEE BENEFIT PLANS (CONTINUED)


SAVINGS PLAN

The Company has a 401(k) savings plan which covers substantially all U.S. employees with the exception of any such employees represented by a collective bargaining agreement, unless the agreement expressly provides otherwise. Employee contributions are generally determined as a percentage of covered employee's compensation. The expense for contributions to the plan by the Company was (in millions) $4.8, $4.5, and $3.8 for 1998, 1997, and 1996, respectively.

EXECUTIVE INCENTIVE COMPENSATION PLAN

Under the 1995 Executive Incentive Compensation Plan, the Management Development and Compensation Committee has awarded 60% of the value of any earned annual incentive compensation award to be paid to participants in the form of cash and 40% in the form of restricted shares of the Company's common stock. Upon the request of the participant, the Committee was authorized to make the incentive award payable all in cash, subject to a 25% reduction in the total amount of the award. Awards are made in February of the following year. The Company accrues amounts based on performance reflecting the value of cash and common stock which is anticipated to be earned for the current year. Compensation expense relating to these awards was (in millions) $3.7, $5.1, and $5.5 in 1998, 1997 and 1996, respectively.

Effective January 1, 1999 the restricted stock portion of the compensation plan was discontinued and the terms of the plan were amended to provide for payment of the incentive compensation all in cash. On January 6, 1999 the Company repurchased from the participants, at the original award value, the restricted shares awarded in 1998. For all other shares, the restrictions were removed effective January 6, 1999.

--------------------------------------------------------------------------------
12.  INCOME TAXES


Income from continuing operations before income taxes and minority interest in the Consolidated Statement of Income consists of:

(IN THOUSANDS)                                     1998        1997        1996
---------------------------------------------------------------------------------
   United States                                $ 121,091   $  93,386   $  81,063
   International                                   58,684      78,225      70,460
---------------------------------------------------------------------------------
                                                $ 179,775   $ 171,611   $ 151,523
=================================================================================
Provision for income taxes:
   Currently payable:
      Federal                                   $  37,297   $  21,627   $  28,965
      State                                         2,835       4,309       6,602
      International                                23,468      30,538      24,931
---------------------------------------------------------------------------------
                                                   63,600      56,474      60,498
   Deferred federal and state                       6,552       9,426       1,082
   Deferred international                          (2,791)       (687)        501
---------------------------------------------------------------------------------
                                                $  67,361   $  65,213   $  62,081
=================================================================================

Cash payments for income taxes were (in millions) $38.8, $167.0, and $85.4, for 1998, 1997, and 1996, respectively. Approximately $5.4 million of the taxes paid in 1998 and $100.0 million of the taxes paid in 1997 are related to the gain on the disposal of the defense business.

--------------------------------------------------------------------------------
12.  INCOME TAXES (CONTINUED)

The following is a reconciliation of the normal expected statutory U.S. federal income tax rate to the effective rate as a percentage of Income from continuing operations before income taxes and minority interest as reported in the Consolidated Statement of Income:

                                                     1998        1997        1996
----------------------------------------------------------------------------------
U.S. federal income tax rate                        35.0%       35.0%       35.0%
State income taxes, net of federal
   income tax benefit                                1.6         2.1         2.8
Export sales corporation benefit                     (.6)        (.4)        (.4)
Losses for which no tax benefit
   was recorded.                                     1.3          .4          .9
Difference in effective tax rates on
   international earnings and remittances           (1.3)        (.2)        (.6)
Nondeductible acquisition costs                      2.0         1.8         1.9
Other, net                                           (.5)        (.7)        1.4
----------------------------------------------------------------------------------
Effective income tax rate                           37.5%       38.0%       41.0%
=================================================================================

The tax effects of the primary temporary differences giving rise to the Company's deferred tax assets and liabilities for the years ended December 31, 1998 and 1997 are:

(IN THOUSANDS)                                 1998                        1997
-------------------------------------------------------------------------------------------
Deferred income taxes                  ASSET        LIABILITY        Asset        Liability
-------------------------------------------------------------------------------------------
Depreciation                         $     --        $42,284       $     --        $38,676
Expense accruals                       43,015             --         46,783             --
Inventories                             3,783             --          3,314             --
Provision for receivables               2,986             --          2,089             --
Postretirement benefits                 3,235             --          3,385             --
Deferred revenue                           --          4,447             --          5,039
Unrelieved foreign tax losses           3,729             --          6,047             --
Unrelieved domestic tax losses          3,079             --          2,400             --
Pensions                                   --         18,917             --         10,324
Other                                      --          2,120             --             50
-------------------------------------------------------------------------------------------
                                       59,827         67,768         64,018         54,089
Valuation allowance                    (6,293)            --         (8,039)            --
-------------------------------------------------------------------------------------------
Total deferred income taxes          $ 53,534        $67,768       $ 55,979        $54,089
===========================================================================================

At December 31, 1998 and 1997, Other current assets included deferred income tax benefits of $37.2 million and $38.7 million, respectively.

--------------------------------------------------------------------------------
12.  INCOME TAXES (CONTINUED)


At December 31, 1998, certain of the Company's subsidiaries had total available net operating loss carryforwards ("NOLs") of approximately $20.9 million, of which approximately $8.5 million may be carried forward indefinitely and $12.4 million have varying expiration dates. Included in the total are $10.0 million of preacquisition NOLs.

During 1998 and 1997, $4.4 million and $2.6 million, respectively, of preacquisition NOLs were utilized by the Company, resulting in tax benefits of $1.7 million and $1.0 million, respectively.

The valuation allowance of $6.3 million and $8.0 million at December 31, 1998 and 1997, respectively, relates principally to cumulative unrelieved tax losses which are uncertain as to realizability. To the extent that the preacquisition NOLs are utilized in the future and the associated valuation allowance reduced, the tax benefit will be allocated to reduce the cost in excess of net assets of businesses acquired.

The change in the valuation allowances for 1998 and 1997 results primarily from the utilization of international tax loss carryforwards and the release of valuation allowances in certain international jurisdictions based on the Company's reevaluation of the realizability of future benefits resulting from tax planning strategies. Further, the 1997 charge was also affected by the expiration of tax loss carryforwards in certain international jurisdictions and loss carryforwards acquired in a domestic acquisition. The release of valuation allowances in certain jurisdictions is allocated to reduce the cost in excess of net assets of businesses acquired. There was no reduction in 1998 or 1997.

--------------------------------------------------------------------------------
13.   CAPITAL STOCK

The authorized capital stock consists of 150,000,000 shares of common stock and 4,000,000 shares of preferred stock, both having a par value of $1.25 per share. The preferred stock is issuable in series with terms as fixed by the Board of Directors. None of the preferred stock has been issued. On June 24, 1997, the Company adopted a revised Shareholder Rights Plan to replace the Company's 1987 Plan which expired on September 28, 1997. Under the new Plan, the Board declared a dividend to shareholders of record on September 28, 1997, of one Right for each share of common stock. The rights may only be exercised if, among other things, a person or group has acquired 15% or more, or intends to commence a tender offer for 20% or more, of the Company's common stock. Each right entitles the holder to purchase 1/100th share of a new Harsco Junior Participating Cumulative Preferred Stock at an exercise price of $150. Once the rights become exercisable, if any person acquires 20% or more of the Company's common stock, the holder of a right will be entitled to receive common stock calculated to have a value of two times the exercise price of the right. The rights, which expire on September 28, 2007, do not have voting power, and may be redeemed by the Company at a price of $.05 per right at any time until the 10th business day following public announcement that a person or group has accumulated 15% or more of the Company's common stock. At December 31, 1998, 750,000 shares of $1.25 par value preferred stock were reserved for issuance upon exercise of the rights.

In November 1997, the Board of Directors authorized the purchase, over a one-year period, of up to 2,000,000 shares of the Company's common stock. The Board of Directors subsequently increased the authorization by 1,000,000 shares in June 1998, 2,000,000 shares in September 1998, 2,000,000 shares in November 1998, and 2,000,000 shares in January 1999. The share authorization remaining is for purchases through January 26, 2000. Through December 31, 1998, 5,877,500 shares of common stock were purchased under these authorizations.

                                                 COMMON STOCK SUMMARY
----------------------------------------------------------------------------------
                                     SHARES            TREASURY         SHARES
BALANCES                             ISSUED             SHARES        OUTSTANDING
----------------------------------------------------------------------------------
December 31, 1995                  65,075,760        14,972,662        50,103,098
December 31, 1996                  65,458,202        15,855,850        49,602,352
December 31, 1997                  65,854,087        18,877,957        46,976,130
DECEMBER 31, 1998                  66,075,380        23,825,458        42,249,922
----------------------------------------------------------------------------------

-------------------------------------------------------------------------------
13.   CAPITAL STOCK (CONTINUED)

The following is a reconciliation of the average shares of common stock used to compute basic earnings per common share to the shares used to compute diluted earnings per common share as shown on the Consolidated Statement of Income:

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                         1998              1997              1996
-----------------------------------------------------------------------------------------------------------------
Income from continuing operations                                $   107,513       $   100,400       $    83,903
=================================================================================================================
Average shares of common stock outstanding used to
   compute basic earnings per common share                        45,568,256        48,754,212        49,894,515
Additional common shares to be issued assuming exercise
   of stock options, net of shares assumed reacquired                342,275           437,660           423,149
-----------------------------------------------------------------------------------------------------------------
Shares used to compute dilutive effect of stock options           45,910,531        49,191,872        50,317,664
=================================================================================================================
Basic earnings per common share from continuing operations       $      2.36       $      2.06       $      1.68
=================================================================================================================
Diluted earnings per common share from continuing
   operations                                                    $      2.34       $      2.04       $      1.67
=================================================================================================================

--------------------------------------------------------------------------------
14.  STOCK-BASED COMPENSATION

The Company's net income and net income per common share would have been reduced to the pro forma amounts indicated below if compensation cost for the Company's stock option plan had been determined based on the fair value at the grant date for awards in accordance with the provisions of SFAS 123.

(IN THOUSANDS, EXCEPT PER SHARE)       1998            1997             1996
----------------------------------------------------------------------------
Net income:
     As reported                   $  107,513     $  278,832     $   119,009
     Pro forma                        105,736        277,101         117,622
Basic earnings per share:
     As reported                         2.36           5.72            2.39
     Pro forma                           2.32           5.68            2.36
Diluted earnings per share:
     As reported                         2.34           5.67            2.37
     Pro forma                           2.30           5.63            2.34
-----------------------------------------------------------------------------

The fair value of the options granted during 1998, 1997, and 1996 is estimated on the date of grant using the binomial option pricing model. The weighted-average assumptions used and the estimated fair value are listed as follows:

                                       1998               1997              1996
----------------------------------------------------------------------------------
Expected term                        4 YEARS            4 years            4 years
Expected stock volatility              16.0%              16.0%              16.0%
Risk free interest rate                5.65%              6.46%              5.19%
Dividend                             $  .88             $  .80             $  .76
Rate of dividend increase                 5%                 5%                 5%
Fair value                           $ 6.68             $ 6.55             $ 4.63
----------------------------------------------------------------------------------

The Company has granted stock options to Officers and Directors for the purchase of its common stock under two shareholder approved plans. The 1995 Executive Incentive Compensation Plan authorizes the issuance of up to 4,000,000 shares of the Company's common stock for use in paying incentive compensation awards in the form of restricted stock and stock options. The 1995 Non-Employee Directors' Stock Plan authorizes the issuance of up to 300,000 shares of the Company's common stock for stock option awards. Options are granted at fair market value at date of grant and become exercisable commencing one year later. The options expire ten years from the date of grant. Upon shareholder approval of these two plans in 1995, the Company terminated the use of the 1986 stock option plan for granting of stock option awards. At December 31, 1998, there were 3,030,456 and 238,000 shares available for granting restricted stock and stock options under the 1995 Executive Incentive Compensation Plan and the 1995 Non-Employee Directors' Stock Plan, respectively.

--------------------------------------------------------------------------------
14.  STOCK-BASED COMPENSATION (CONTINUED)


Changes during 1998, 1997, and 1996 in options outstanding were:

                                             SHARES UNDER       WEIGHTED AVERAGE
                                                OPTION           EXERCISE PRICE
--------------------------------------------------------------------------------
Outstanding, January 1, 1996                   1,284,918            $  19.52
Granted                                          311,150               29.70
Exercised                                       (382,442)              18.95
Terminated and expired                           (11,600)              29.47
--------------------------------------------------------------------------------
Outstanding, December 31, 1996                 1,202,026               22.24
Granted                                          294,600               34.41
Exercised                                       (395,885)              20.81
Terminated and expired                           (15,280)              22.90
--------------------------------------------------------------------------------
Outstanding, December 31, 1997                 1,085,461               26.06
Granted                                          275,100               38.30
Exercised                                       (221,293)              24.93
Terminated and expired                           (16,500)              35.73
--------------------------------------------------------------------------------
OUTSTANDING, DECEMBER 31, 1998                 1,122,768            $  29.14
================================================================================

--------------------------------------------------------------------------------
14.  STOCK-BASED COMPENSATION (CONTINUED)

Options to purchase 857,168 shares, 793,061 shares and 911,476 shares were exercisable at December 31, 1998, 1997, and 1996, respectively. The following table summarizes information concerning outstanding and exercisable options at December 31, 1998.

                                           OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                          -----------------------------------------------------      --------------------------------
                                               REMAINING
      RANGE OF              NUMBER         CONTRACTUAL LIFE    WEIGHTED AVERAGE        NUMBER       WEIGHTED AVERAGE
 EXERCISABLE PRICES       OUTSTANDING          IN YEARS         EXERCISE PRICE       EXERCISABLE     EXERCISE PRICE
---------------------------------------------------------------------------------------------------------------------
  $11.72 - $17.63             101,458            2.1             $      14.25           101,458         $   14.25
   20.69 -  23.81             309,218            5.4                    21.57           309,218             21.57
   29.47 -  46.16             712,092            8.2                    34.55           446,492             32.31
---------------------------------------------------------------------------------------------------------------------
                            1,122,768                                                   857,168
=====================================================================================================================

During 1998 and 1997, the Company had non-cash transactions related to stock option exercises of $1.6 million and $2.3 million, respectively, whereby old shares were exchanged for new shares.

--------------------------------------------------------------------------------
14.  STOCK-BASED COMPENSATION (CONTINUED)


As of January 1, 1999, the restricted stock portion of the executive incentive compensation plan was discontinued.

The following table summarizes the restricted stock activity for 1998 and 1997:

                                                             1998           1997
-----------------------------------------------------------------------------------
Restricted shares awarded                                   40,702         57,622
Restricted shares forfeited                                    378            135
Weighted average market value of stock on grant date       $ 43.22        $ 36.69
-----------------------------------------------------------------------------------

During 1998, 1997, and 1996, the Company recorded $.1 million, $1.9 million, and $2.1 million, respectively, in compensation expense related to restricted stock.

--------------------------------------------------------------------------------
15.  FINANCIAL INSTRUMENTS


OFF-BALANCE SHEET RISK

As collateral for performance and to ceding insurers, the Company is contingently liable under standby letters of credit and bonds in the amount of $38.7 million and $42.0 million at December 31, 1998 and 1997, respectively. These standby letters of credit and bonds are in force from one to three years, for which the Company pays fees to various banks and insurance companies that range from 0.2 to 1.0 percent per annum of their face value. If the Company were required to obtain replacement standby letters of credit and bonds as of December 31, 1998 for those currently outstanding, it is the Company's opinion that the replacement costs for such standby letters of credit and bonds would not vary significantly from the present fee structure.

At December 31, 1998 and 1997, the Company had $18.3 million and $8.4 million, respectively, of forward foreign currency exchange contracts outstanding. These contracts are part of a worldwide program to minimize foreign currency exchange operating income and balance sheet exposure. The unsecured contracts mature within 12 months and are principally with major financial institutions. The Company is exposed to credit loss in the event of non-performance by the other parties to the contracts. The Company evaluates the creditworthiness of the counterparties' financial condition and does not expect default by the counterparties.

FOREIGN EXCHANGE RISK MANAGEMENT

The Company has currency exposures in thirty-three foreign countries. The Company's primary foreign currency exposures are in France, Belgium, United Kingdom, Brazil, South Africa, Mexico, Germany, and Australia.

Forward foreign currency exchange contracts are used to hedge commitments, such as foreign currency debt, the purchase of equipment, and foreign currency cash flows for certain export sales transactions.

--------------------------------------------------------------------------------
15.  FINANCIAL INSTRUMENTS (CONTINUED)

The following tables summarize by major currency the contractual amounts of the Company's forward exchange contracts in U.S. dollars as of December 31, 1998 and 1997. The "Sell" amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies, and the "Buy" amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies.

(IN THOUSANDS)                                            1998
-----------------------------------------------------------------------------------------------------------------
                                            U.S. $                                 RECOGNIZED      UNREALIZED
                               TYPE       EQUIVALENT            MATURITY          GAIN (LOSS)      GAIN (LOSS)
-----------------------------------------------------------------------------------------------------------------
Forward exchange
contracts:

Belgian francs                 Sell             $   806      Various in 1999           $   9               -
British pounds                 Sell               1,466      Various in 1999              12               -
French francs                  Sell              15,798      Various in 1999              46               -
Norwegian kronor               Sell                 199      Various in 1999               2               -
=================================================================================================================
                                                $18,269                                $  69               -
=================================================================================================================

(IN THOUSANDS)                                            1997
-----------------------------------------------------------------------------------------------------------------
                                            U.S. $                                RECOGNIZED       UNREALIZED
                               TYPE       EQUIVALENT           MATURITY          GAIN (LOSS)       GAIN (LOSS)
-----------------------------------------------------------------------------------------------------------------
Forward exchange
contracts:

Australian dollars             Sell              $2,368         1-30-98               $194               $ -
Belgian francs                 Buy                  268         1-15-98                  -                 -
British pounds                 Buy                3,536     Various in 1998             60                 -
German marks                   Buy                  564     Various in 1998            (28)                -
German marks                   Sell                 842         1-15-98                  -                10
South African rand             Sell                 814     Various in 1998                                3
=================================================================================================================
                                                 $8,392                               $226               $13
=================================================================================================================

At December 31, 1998, the Company had entered into forward exchange contracts in Belgian francs, British pounds, French francs, and Norwegian kronor, which were used to hedge certain future payments between the Company and its various subsidiaries. These forward contracts do not qualify as hedges for financial reporting purposes. At December 31, 1998, the Company had recorded net gains of $0.1 million on these contracts.

At December 31, 1997, the Company had entered into forward exchange contracts in Australian dollars, Belgium francs, British pounds, and German marks, which were used to hedge certain future payments between the Company and its various subsidiaries. These forward contracts do not qualify as hedges for financial reporting purposes. At December 31, 1997, the Company had recorded net gains of $0.2 million on these contracts. The Company also had forward exchange contracts in German marks and South African rand which were used to hedge equipment purchases and receivables. Since these contracts hedged identifiable foreign currency firm commitments, the gain was deferred.

--------------------------------------------------------------------------------
15.  FINANCIAL INSTRUMENTS (CONTINUED)

The counterparties of these agreements are major financial institutions. Therefore, management believes the risk of incurring losses related to these contracts is remote.

CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, investments, and accounts receivable. The Company places its cash and cash equivalents with high quality financial institutions and, by policy, limits the amount of credit exposure to any one institution. For investments, the Company purchases investment grade debt securities and limits the amount of credit exposure to any one government or commercial issuer. Concentrations of credit risk with respect to accounts receivable are limited, due to the large number of customers in the Company's customer base and their dispersion across different industries and geographies. The Company generally does not require collateral or other security to support customer receivables.

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

--------------------------------------------------------------------------------
15.  FINANCIAL INSTRUMENTS (CONTINUED)


The carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 1998 and 1997 are:

(IN THOUSANDS)                                              1998                                   1997
---------------------------------------------------------------------------------------------------------------------
                                               CARRYING             FAIR               Carrying             Fair
                                                AMOUNT              VALUE               Amount              Value
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                      $ 41,562            $ 41,562            $221,565            $221,565
Investments in debt securities                       --                  --              43,867              43,873
Long-term debt                                  316,972             317,530             202,528             200,319
Foreign currency exchange contracts              18,269              18,336               8,392               8,661
---------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
16.  INFORMATION BY SEGMENT AND GEOGRAPHIC AREA

The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131), in the fourth quarter of 1998. SFAS 131 changes the way the Company reports information about its operating segments to the "management approach". The management approach is based on the way management organizes the segments within the enterprise for making operating decisions and assessing performance. The segment information for 1997 and 1996 has been restated to conform to SFAS 131.

The Company's reportable segments were identified based upon differences in products, services, and markets served. The Company's seven business units have been aggregated into three reportable segments based upon the criteria in SFAS
131. The three reportable segments and the type of products and services offered include:

MILL SERVICES

This segment provides metal reclamation and mill services principally for the global steel industry. Mill services include slag processing, marketing, and disposal; slab management systems; materials handling and scrap management programs; in-plant transportation; and a variety of environmental services. Similar services are provided to non-ferrous metallurgical industries, such as aluminum, nickel, and copper. Also, slag recovery services are provided to electric utilities from which granules for asphalt roofing shingles and slag abrasives for industrial surface preparation are derived.

GAS AND FLUID CONTROL

Major products and services are gas containment cylinders and tanks, including cryogenic equipment; valves, regulators, and gauges, including scuba and life support equipment; industrial pipe fittings; process equipment, including industrial blenders, dryers, and mixers; heat transfer equipment; boilers; and air-cooled heat exchangers.

Major customers include various industrial markets; hardware, plumbing, and petrochemical sectors; chemical, food processing, and pharmaceutical industries; institutional building and retrofit markets; natural gas and process industries; propane, compressed gas, life support, scuba, and refrigerant gas industries; gas equipment companies; welding distributors; medical laboratories; beverage carbonation users; and the animal husbandry industry.

INFRASTRUCTURE

Major products and services include railway maintenance of way equipment and services; scaffolding, shoring, and concrete forming products and erection and dismantling services; and bridge decking and industrial grating.

Products and services are provided to private and government-owned railroads worldwide; urban mass transit operators; public utilities; industrial plants; the oil, chemical, petrochemical, and process industries; bridge repair companies; commercial and industrial construction firms; and infrastructure repair and maintenance markets.

--------------------------------------------------------------------------------
16.  INFORMATION BY SEGMENT AND GEOGRAPHIC AREA (CONTINUED)

OTHER INFORMATION

The measurement basis of segment profit or loss is income after taxes from continuing operations. Interest income is recorded by each segment as incurred. Interest expense is allocated to the segments based on actual interest expense incurred by international operations and based on internal borrowings at an estimated external weighted average interest rate for domestic operations. Income taxes are allocated to the segments based on actual income tax expense incurred, or where aggregated for tax purposes based on the effective income tax rates for the countries in which they operate. The operations of the Company in any one country, except the United States, do not account for more than 10% of sales and no single customer represented 10% or more of the Company's sales, during 1998, 1997 and 1996. There are no significant intersegment sales.

Corporate assets include principally cash, investments, prepaid pension costs, and United States deferred taxes. Assets in the United Kingdom represent 12% of total segment assets as of December 31, 1998 and are disclosed separately in the geographic area information.

SEGMENT INFORMATION

SEGMENTS                                      NET SALES TO UNAFFILIATED CUSTOMERS          INCOME FROM CONTINUING OPERATIONS
--------------------------------------------------------------------------------------------------------------------------------
(In millions)                                   1998           1997           1996           1998          1997          1996
--------------------------------------------------------------------------------------------------------------------------------
Mill Services(1)                             $  751.9       $  672.7       $  665.2       $   43.3      $   50.3      $   44.7

Gas and Fluid Control                           617.9          586.5          541.1           43.4          31.9          29.6

Infrastructure                                  363.7          368.3          351.3           16.1          13.1          12.5

--------------------------------------------------------------------------------------------------------------------------------
Segment totals                               $1,733.5       $1,627.5       $1,557.6          102.8          95.3          86.8
--------------------------------------------------------------------------------------------------------------------------------

General corporate Income (Expense)                                                             4.7           5.1          (2.9)
--------------------------------------------------------------------------------------------------------------------------------
     Income from continuing operations                                                    $  107.5      $  100.4      $   83.9
================================================================================================================================


SEGMENTS                                  ASSETS                 DEPRECIATION AND AMORTIZATION          CAPITAL EXPENDITURES
--------------------------------------------------------------------------------------------------------------------------------
(In millions)                   1998        1997        1996        1998       1997       1996       1998       1997       1996
--------------------------------------------------------------------------------------------------------------------------------
Mill Services                $  922.7    $  715.3    $  734.3    $   98.2   $   87.2   $   80.5   $  102.7   $   94.8   $  111.5

Gas and Fluid Control           390.7       258.6       229.3        16.5       11.8       10.6       30.8       20.2       12.4

Infrastructure                  231.3       213.3       197.8        15.5       16.3       17.1       25.9       26.9       25.7
--------------------------------------------------------------------------------------------------------------------------------
Segment totals                1,544.7     1,187.2     1,161.4       130.2      115.3      108.2      159.4      141.9      149.6

Corporate                        78.9       290.0       108.6         1.2        1.2        1.2         .4        1.5         .7

Net assets of
  discontinued operations          --          --        54.4
--------------------------------------------------------------------------------------------------------------------------------
     Total                   $1,623.6    $1,477.2    $1,324.4    $  131.4   $  116.5   $  109.4   $  159.8   $  143.4   $  150.3
================================================================================================================================

Note: A non-cash amount of $26.6 million of loan notes was issued for the Faber
      Prest acquisition related to the Mill Services Segment.

(1) For the years ended December 31, 1998, 1997, and 1996 the Mill Services Segment included equity in income of unconsolidated entities of $1.4 million, $1.0 million, and $0.7 million, respectively.

--------------------------------------------------------------------------------
16.  INFORMATION BY SEGMENT AND GEOGRAPHIC AREA (CONTINUED)

     RECONCILIATION OF REPORTED SEGMENT INCOME TO INCOME BEFORE INTEREST, INCOME TAXES AND MINORITY INTEREST


(IN MILLIONS)                                                1998
-------------------------------------------------------------------------------------------------------------------------
                                                       MILL         GAS AND         INFRA-     GENERAL      CONSOLIDATED
                                                     SERVICES     FLUID CONTROL   STRUCTURE   CORPORATE        TOTAL
-------------------------------------------------------------------------------------------------------------------------
Segment income after income taxes from
continuing operations                                $    43.3     $    43.4     $    16.1    $     4.7     $   107.5

Interest (income)                                         (4.8)         (0.2)         (0.4)        (3.0)         (8.4)
Interest expense                                          11.0           4.1           5.4            -          20.5
Income tax expense                                        29.9          28.9           7.9          0.7          67.4
Minority interest in net income                            4.9             -             -            -           4.9
----------------------------------------------------------------------------------------------------------------------------

Income from continuing operations before
interest, income taxes and minority interest         $    84.3     $    76.2     $    29.0    $     2.4     $   191.9
============================================================================================================================


(IN MILLIONS)                                                1997
-------------------------------------------------------------------------------------------------------------------------
                                                       MILL         GAS AND         INFRA-     GENERAL      CONSOLIDATED
                                                     SERVICES     FLUID CONTROL   STRUCTURE   CORPORATE        TOTAL
-------------------------------------------------------------------------------------------------------------------------
Segment income after income taxes from
continuing operations                                $    50.3     $    31.9     $    13.1    $     5.1     $   100.4

Interest (income)                                         (2.0)         (0.1)         (0.2)        (6.1)         (8.4)
Interest expense                                           6.6           3.0           6.0          1.1          16.7
Income tax expense                                        38.5          19.9           7.1         (0.3)         65.2
Minority interest in net income                            5.7           0.3             -            -           6.0
----------------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations before
interest, income taxes and minority interest         $    99.1     $    55.0     $    26.0    $    (0.2)    $   179.9
============================================================================================================================


(IN MILLIONS)                                                1996
-------------------------------------------------------------------------------------------------------------------------
                                                       MILL         GAS AND         INFRA-     GENERAL      CONSOLIDATED
                                                     SERVICES     FLUID CONTROL   STRUCTURE   CORPORATE        TOTAL
-------------------------------------------------------------------------------------------------------------------------
Segment income after income taxes from
  continuing operations                              $    44.7     $    29.6     $    12.5    $    (2.9)    $    83.9

Interest (income)                                         (3.2)         (0.1)         (0.3)        (3.3)         (6.9)
Interest expense                                           9.0           3.5           6.3          2.7          21.5
Income tax expense                                        33.5          20.2           7.2          1.2          62.1
Minority interest in net income                            5.2           0.3             -            -           5.5
-------------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations before
interest, income taxes and minority interest         $    89.2     $    53.5     $    25.7    $    (2.3)    $   166.1
=========================================================================================================================

--------------------------------------------------------------------------------
16.  INFORMATION BY SEGMENT AND GEOGRAPHIC AREA (CONTINUED)


INFORMATION BY GEOGRAPHIC AREA

GEOGRAPHIC AREA                        NET SALES                                 SEGMENT ASSETS
-------------------------------------------------------------------------------------------------------------
(In millions)             1998           1997           1996           1998           1997           1996
-------------------------------------------------------------------------------------------------------------
United States           $1,085.6       $1,044.8       $  974.0       $  721.2       $  569.4       $  508.8

United Kingdom             126.4           61.1           59.7          180.7           51.4           51.6

All Other                  521.5          521.6          523.9          642.8          566.4          601.0
-------------------------------------------------------------------------------------------------------------
   Segment Totals       $1,733.5       $1,627.5       $1,557.6       $1,544.7       $1,187.2       $1,161.4
=============================================================================================================

See Note 17 for additional information related to segment income.

--------------------------------------------------------------------------------
17.  OTHER (INCOME) AND EXPENSES AND SPECIAL CHARGES AND (GAINS)

In the years, 1998, 1997, and 1996 the Company recorded Other (income) and expenses of $(4.3) million, $2.6 million, and $3.3 million, respectively:

(IN THOUSANDS)                               OTHER (INCOME) AND EXPENSES
-------------------------------------------------------------------------------
                                           1998           1997           1996
-------------------------------------------------------------------------------
Gains                                    $(29,107)       $(1,620)       $  (851)

Impaired asset write-downs                 14,410          1,592            642

Employee termination benefit costs          6,543           (810)         1,490

Costs to exit activities                    2,792          3,313          2,305

Other                                       1,098            103           (306)
-------------------------------------------------------------------------------

Total                                    $ (4,264)       $ 2,578        $ 3,280
================================================================================


Additionally, in 1998 the Company recorded $6.5 million of other special charges, of which $2.2 million is included in cost of products sold, $3.5 million in cost of services sold, and $.8 million in general and administrative expenses. For 1998, this resulted in net special charges of $2.2 million which includes Other (income) and expenses. The 1998 amounts were incurred principally in the fourth quarter for which results included $29.6 million of gains and other credits offset by $29.5 million of special charges. Other (income) and expenses and special charges and gains consist principally of gains on the sale of businesses, impaired asset write-downs, employee termination benefit costs, costs to exit activities, and other reorganization-related costs. Pre-tax amounts by operating segment include:

(IN THOUSANDS)                     SPECIAL CHARGES AND (GAINS)
-----------------------------------------------------------------
                               1998           1997          1996
-----------------------------------------------------------------
Mill Services               $ 15,618        $   441        $1,386

Gas and Fluid Control        (18,232)         1,766           329

Infrastructure                 4,826           (348)          668

Corporate                        (11)           719           897
-----------------------------------------------------------------
Total                       $  2,201        $ 2,578        $3,280
=================================================================

GAINS. Gains for 1998 consist principally of a pre-tax net gain of $27 million recorded on the October 1998 sale of the Nutter Engineering unit of the Gas and Fluid Control Segment. Such gains are reflected as adjustments to reconcile net income to net cash provided by operating activities in the Consolidated Statement of Cash Flows. Total proceeds associated with special gains were $42.9 million and are included in proceeds from the sale of businesses and property, plant and equipment in the investing activities section of the Consolidated Statement of Cash Flows. Other related information concerning dispositions is discussed in Note 4.

IMPAIRED ASSET WRITE-DOWNS. Impaired asset write-downs for 1998 include a $6.1 million pre-tax, non-cash, write-down of the Company's investment in Bio-Oxidation Services Inc. which is included in the Gas and Fluid Control Segment. The write-down amount was measured on the basis of the lower of carrying amount or fair value less cost to sell. Fair value was determined using available information based upon the estimated amount at which the assets could be sold in a current transaction between willing parties. The investment carrying value as of December 31, 1998 was $7.6 million. The Company estimates that the disposal will occur during 1999. For the year ended December 31, 1998 Bio-Oxidation Services Inc. recorded a pre-tax loss of $9.8 million which includes the asset write-down of $6.1 million.

Impaired asset write-downs also include a fourth quarter 1998 $6.1 million pre-tax, non-cash, write-down of assets, principally property, plant and equipment in the Mill Services Segment. The write-down became necessary as a result of significant adverse changes in the international economic environment and the steel industry. Impairment loss was measured as the amount by which the carrying amount of assets exceeded their estimated fair value. Fair value was estimated based upon the expected future realizable cash flows.

Non-cash impaired asset write-downs are included in Other (income) and expenses in the Consolidated Statement of Cash Flows as adjustments to reconcile net income to net cash provided by operating activities.

EMPLOYEE TERMINATION BENEFIT COSTS. Employee termination benefit costs consist principally of severance arrangements to employees terminated as a result of management reorganization actions. Under these reorganization actions, the Company and its management have established and approved specific plans of termination. The affected employees have been notified prior to recognition of related provisions. Non-cash charges for employee termination benefit costs are included in Other (income) and expenses as adjustments to reconcile net income to net cash provided by operating activities in the Consolidated Statement of Cash Flows. During 1998 such actions occurred principally in the Mill Services Segment in South Africa, United States, France, and Germany. In 1998, approximately 670 employees were included in employee termination arrangements implemented by the Company and approximately $2.4 million of cash payments were made under such arrangements. The payments are reflected as uses of operating cash in the Consolidated Statement of Cash Flows and consequently reduce certain liabilities. Under these reorganization actions, 349 employees have been terminated as of December 31, 1998. The remaining $4.1 million balance of employee termination arrangements is expected to be paid principally in 1999.

TWO-YEAR SUMMARY OF QUARTERLY RESULTS
(UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                                                  1998
---------------------------------------------------------------------------------------------------------------------------
     QUARTERLY                                                         FIRST          SECOND          THIRD      FOURTH (3)
---------------------------------------------------------------------------------------------------------------------------
     Net sales                                                         $401.0         $456.3          $445.7     $430.5
     Gross profit(1)                                                     93.3          110.2            99.9      100.0
     Income from continuing operations                                   24.3           33.1            25.9       24.2
     Net income                                                          24.3           33.1            25.9       24.2
     Diluted earnings per share:
       Income from continuing operations                                  .52             .71            .56        .55
       Net income                                                         .52             .71            .56        .55
---------------------------------------------------------------------------------------------------------------------------

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                                                  1997
------------------------------------------------------------------------------------------------------------------------
     QUARTERLY                                                         FIRST            SECOND        THIRD      FOURTH
------------------------------------------------------------------------------------------------------------------------
     Net sales                                                         $390.7         $426.3          $407.0     $403.5
     Gross profit(1)                                                     88.2          102.6            98.3      100.4
     Income from continuing operations                                   18.1           24.8            27.7       29.8
     Income from discontinued defense business                           12.0           11.6             5.5        (.7)
     Gain on disposal of discontinued defense business                      -               -              -      150.0
     Net income                                                          30.1           36.4            33.2      179.1
     Diluted earnings per share:
       Income from continuing operations                                  .36             .50            .56        .62
       Income from discontinued defense business                          .24             .24            .11       (.01)
       Gain on disposal of discontinued defense business (2)                -               -              -       3.11
       Net income (2)                                                     .60             .74            .67       3.72
------------------------------------------------------------------------------------------------------------------------


Notes:

      (1) Gross profit is defined as Net sales less Cost of sales, Other (income) and expenses, and Research and development expenses.

      (2) The sum of the quarterly earnings per share data does not equal the full year amount in the Consolidated Statement of Income due to changes in the average shares outstanding.

      (3) The fourth quarter included $29.6 million of special gains offset by $29.5 million of special charges. The gains included a pre-tax net gain of $27 million recorded on the sale of the Nutter Engineering unit of the Gas and Fluid Control Segment. The special charges included impaired asset write-downs, employee termination benefit costs, costs to exit activities and other reorganization-related expenses. Other information concerning special charges and (gains) is discussed in Note 17.

COMMON STOCK PRICE AND DIVIDEND INFORMATION

                                     MARKET PRICE PER SHARE
                                     ----------------------         DIVIDENDS DECLARED
                                     HIGH               LOW             PER SHARE
----------------------------------------------------------------------------------------
1998
First Quarter                      $  46 1/8        $   37 1/2           $  .22
Second Quarter                        47                41 5/16             .22
Third Quarter                         47 1/4            23                  .22
Fourth Quarter                        35                28                  .225


1997
First Quarter                      $  37 5/8        $   33 1/4           $  .20
Second Quarter                        40 1/2            34 1/8              .20
Third Quarter                         47 7/8            39 11/16            .20
Fourth Quarter                        46 9/16           39 5/16             .22
---------------------------------------------------------------------------------------

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

         None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant:

(a)  Identification of Directors:

Information regarding the identification of directors and positions held is incorporated by reference to the 1999 Proxy Statement.

(b)  Identification of Executive Officers:

Set forth below, as of March 8, 1999, are the executive officers (this excludes certain corporate officers who are not deemed "executive officers" within the meaning of applicable Securities and Exchange Commission regulations) of the Company and certain information with respect to each of them. The executive officers were elected to their respective offices on April 28, 1998, or at various times during the year as noted. All terms expire on April 27, 1999. There are no family relationships between any of the officers.


Name                                        Age               Principal Occupation or Employment
----                                        ---               ----------------------------------
Corporate Officers:

D. C. Hathaway                              54                Chairman and Chief Executive Officer effective January 1,
                                                              1998.  Served as Chairman, President and Chief Executive
                                                              Officer from April 1, 1994 to December 31, 1997, and
                                                              President and Chief Executive Officer from January 1, 1994 to April 1, 1994.  Director since 1991.  From 1991 to 1993, served as President and Chief Operating Officer.  From 1986 to 1991 served as Senior Vice President-Operations of the
                                                              Corporation.  Served as Group Vice President from 1984 to
                                                              1986 and as President of the Dartmouth Division of the
                                                              Corporation from 1979 until 1984.

Name                                        Age               Principal Occupation or Employment
----                                        ---               ----------------------------------
L. A. Campanaro                             50                President, Chief Operating Officer and Director of the
                                                              Corporation effective January 1, 1998.  Served as Senior
                                                              Vice President and Chief Financial Officer from December
                                                              1992 to December 1997, and as Vice President and Controller
                                                              from April 1992 to November 1992.  Served as Vice President of the BMY-Wheeled Vehicles Division from February 1992 to
                                                              March 1992, and previously served as Vice President and
                                                              Controller of the BMY-Wheeled Vehicles Division from 1988 to
                                                              1992, Vice President Cryogenics of the Plant City Steel
                                                              Division from 1987 to 1988, Senior Vice President
                                                              Taylor-Wharton Division from 1985 to 1987, Vice President
                                                              and Controller of Taylor-Wharton from 1982 to 1985, and
                                                              Director of Auditing of the Corporation from 1980 to 1982.

P. C. Coppock                               48                Senior Vice President, Chief Administrative Officer, General
                                                              Counsel and Secretary of the Corporation effective January
                                                              1, 1994.  Served as Vice President, General Counsel and
                                                              Secretary of the Corporation from May 1, 1991 to December
                                                              31, 1993.  From 1989 to 1991 served as Secretary and
                                                              Corporate Counsel and as Assistant Secretary and Corporate
                                                              Counsel from 1986 to 1989.  Served in various Corporate
                                                              Attorney positions for the Corporation since 1981.

S. D. Fazzolari                             46                Senior Vice President and Chief Financial Officer of the
                                                              Corporation effective January 1, 1998.  Served as Vice
                                                              President and Controller from January 1994 to December 1997 and as Controller from January 1993 to January 1994.
                                                              Previously served as Director of Auditing from 1985 to 1993, and served in various auditing positions from 1980 to 1985.

Name                                        Age               Principal Occupation or Employment
----                                        ---               ----------------------------------
R. W. Kaplan                                47                Senior Vice President-Operations of the Corporation
                                                              effective July 1, 1998.  Concurrently serves as President of the Taylor-Wharton Gas Equipment Division, a position held since February 1, 1994.  Served as Vice President and
                                                              Treasurer of the Corporation from January 1992 to February
                                                              1994.  Served as Treasurer of the Corporation from May 1991 to December 1992.  Previously served as Vice President and
                                                              General Manager of the Plant City Steel/Taylor-Wharton
                                                              Division from 1987 to 1991 and Vice President and Controller of the Division from 1985 to 1987.  Previously served in
                                                              various Corporate treasury/financial positions since 1979.

S. J. Schnoor                               45                Vice President and Controller of the Corporation effective
                                                              May 15, 1998.  Served as Vice President and Controller of
                                                              the Patent Construction Systems Division from February 1996 to May 1998 and as Controller of the Patent Construction
                                                              Systems Division from January 1993 to February 1996.
                                                              Previously served in various auditing positions for the
                                                              Corporation from 1988 to 1993.

(c)  Beneficial Ownership Reporting Compliance


     Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" of the 1999 Proxy Statement.

Item 11. Executive Compensation:

Information regarding compensation of executive officers and directors is incorporated by reference to the sections entitled "Executive Compensation and Other Information" and "Directors' Compensation" of the 1999 Proxy Statement.

Item 12. Security Ownership of Certain
         Beneficial Owners and Management:

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the section entitled "Share Ownership of Management" of the 1999 Proxy Statement.

Item 13. Certain Relationships and Related Transactions:

Information regarding certain relationships and related transactions is incorporated by reference to the section entitled "Employment Agreements with Officers of the Company" of the 1999 Proxy Statement.

                                   PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K:

(a)      1. The Consolidated Financial Statements are listed in the index to
         Item 8, "Financial Statements and Supplementary Data," on page 25.

(a) 2. The following financial statement schedule should be read in conjunction with the Consolidated Financial Statements (see Item 8, "Financial Statements and Supplementary Data"):

                                                      Page
                                                      ----
           Report of Independent Accountants
            on Schedule II                             83
           Schedule II - Valuation and
            Qualifying Accounts for the
            years 1998, 1997 and 1996                  84

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

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders of
Harsco Corporation


Our report on the consolidated financial statements of Harsco Corporation and Subsidiary Companies (the "Company"), is included on page 26 of this Form 10-K. In connection with our audits of such consolidated financial statements, we have also audited the related consolidated financial statement schedule listed in the index (Item 14(a) 2.) on page 82 of this Form 10-K.

In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
January 28, 1999, except as to
paragraph 6 of Note 10, for which the
date is February 8, 1999.

                SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
                            (dollars in thousands)
                               ----------------


                COLUMN A                COLUMN B            COLUMN C                       COLUMN D                    COLUMN E
                --------                --------            --------                       --------                    --------
                                                            Additions              (Deductions) Additions
                                                            ---------           -----------------------------
                                                                                Due to
                                        Balance at          Charged to          Currency                               Balance at
                                        Beginning           Cost and            Translation                            End of
                Description             of Period           Expenses            Adjustments        Other (1)           Period
                -----------             ---------           --------            -----------        ------              ------
For the year 1998:
     Deducted from Receivables:
         Uncollectible accounts         $     6,834         $     9,166         $        9         $    (2,407)        $    13,602
                                         ==========          ==========          =========          ==========          ==========
     Deducted from Inventories:
         Inventory valuations           $     3,687         $     6,871         $      (30)        $    (4,751)        $     5,777
                                         ==========          ==========          ==========         ==========          ==========
     Other Reorganization and
     Valuation Reserves                 $     3,102         $    16,423         $       93         $     5,698 (2)     $    25,316
                                         ==========          ==========          =========          ==========          ==========

For the year 1997:
     Deducted from Receivables:
         Uncollectible accounts         $     8,549         $     1,916         $     (188)        $    (3,443)        $     6,834
                                         ==========          ==========          ==========         ===========         ==========
     Deducted from Inventories:
         Inventory valuations           $     5,381         $     1,645         $     (129)        $    (3,210)        $     3,687
                                         ==========          ==========          ==========         ===========         ==========
     Other Reorganization and
     Valuation Reserves                 $     2,300         $     3,232         $      (86)        $    (2,344)        $     3,102
                                         ==========          ==========          ==========         ===========         ==========

For the year 1996:
     Deducted from Receivables:
         Uncollectible accounts         $     8,256         $     4,969         $      (74)        $    (4,602)        $     8,549
                                         ==========          ==========          =========          ==========          ==========
     Deducted from Inventories:
         Inventory valuations           $     3,596         $     3,260         $      (57)        $    (1,418)        $     5,381
                                         ==========          ==========          =========          ==========          ==========
     Other Reorganization and
     Valuation Reserves                 $     3,184         $     2,273         $      (74)        $    (3,083)        $     2,300
                                         ==========          ==========          ==========         ===========         ==========

(1)   Amounts charged to valuation account during the year.

(2) Includes $12,328 increase due to opening balance sheet reorganization reserves for companies acquired in 1998.

(a)  3.  Listing of Exhibits Filed with Form 10-K:

Exhibit
Number                     Data Required                                   Location in 10-K
------                     -------------                                   ----------------
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

                  Material Contracts - Underwriting

10(f)             Commercial Paper Placement Agency                        Exhibit volume, 1998 10-K
                    Agreement dated November 6, 1998,
                    between Chase Securities, Inc. and
                    Harsco Corporation

10(g)             Underwriting Agreement for                               Exhibit volume, 1987 10-K
                    Debt Securities dated
                    October 22, 1987

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

10(l)             1986 Stock Option Plan as amended                        Exhibit volume, 1990 10-K

10(m)             1995 Executive Incentive Compensation                    Proxy Statement dated March 22, 1995
                  Plan                                                     on Exhibit A pages A-1 through A-12

(a)    3.     Listing of Exhibits Filed with Form 10-K (continued):

Exhibit
Number                     Data Required                                   Location in 10-K
------                     -------------                                   ----------------
10(n)             Authorization, Terms and Conditions of                   Exhibit volume, 1998 10-K
                    the Annual Incentive Awards, as
                    amended and Restated January 1,
                    1999, under the 1995 Executive Incentive
                    Compensation Plan

                  Employment Agreements -

10(o)             D. C. Hathaway                                           Exhibit volume, 1989 10-K
                                                                                Uniform agreement, the same as
                                                                                shown for J. J. Burdge
   "              L. A. Campanaro                                                      "            "
   "              P. C. Coppock                                                        "            "
   "              W. D. Etzweiler                                                      "            "
   "              S. D. Fazzolari                                                      "            "
   "              R. W. Kaplan                                                         "            "

10(p)             Special Supplemental Retirement                          Exhibit Volume, 1988 10-K
                    Benefit  Agreement for
                    D. C. Hathaway

                  Director Indemnity Agreements -

10(q)             R. F. Nation                                             Exhibit volume, 1989 10-K
                                                                                Uniform agreement, same as
                                                                                shown for J. J. Burdge
   "              A. J. Sordoni, III                                                   "            "
   "              R. C. Wilburn                                                        "            "
   "              R. L. Kirk                                                           "            "
   "              N. H. Prater                                                         "            "
   "              D. C. Hathaway                                                       "            "
   "              J. I. Scheiner                                                       "            "
   "              J. E. Marley                                                         "            "
   "              C. F. Scanlan                                                        "            "
   "              J. J. Jasinowski                                                     "            "
   "              J. P. Viviano                                                        "            "

(a)               3. Listing of Exhibits Filed with Form 10-K (continued):

Exhibit
Number                     Data Required                                   Location in 10-K
------                     -------------                                   ----------------
10(r)             Harsco Corporation Deferred                              Exhibit volume, 1994 10-K
                    Compensation Plan for
                    Non-Employee Directors

10(s)             Harsco Corporation 1995 Non-Employee                     Proxy Statement dated
                    Directors' Stock Plan                                       March 22, 1995 on Exhibit B
                                                                                pages B-1 through B-6

12                Computation of Ratios of                                 Exhibit volume, 1998 10-K
                    Earnings to Fixed Charges

21                Subsidiaries of the Registrant                           Exhibit volume, 1998 10-K

23                Consent of Independent Accountants                       Exhibit volume, 1998 10-K

27                Financial Data Schedule                                  Exhibit volume, 1998 10-K

Exhibits other than those listed above are omitted for the reason that they are either not applicable or not material.

The foregoing Exhibits are available from the Secretary of the Company upon receipt of a fee of $10 to cover the Company's reasonable cost of providing copies of such Exhibits.

(b) Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HARSCO CORPORATION

Date      3-19-99                         By  /S/  Salvatore D. Fazzolari
                                             --------------------------------
                                          Salvatore D. Fazzolari
                                          Senior Vice President and
                                          Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                                 CAPACITY                                   DATE

/S/      Derek C. Hathaway                                Chairman & Chief                                 3-19-99
--------------------------------------                    Executive Officer                          --------------------
         (Derek C. Hathaway)

/S/      Leonard A. Campanaro                             President, Chief Operating                       3-19-99
--------------------------------------                    Officer and Director                       --------------------
         (Leonard A. Campanaro)


/S/      Salvatore D. Fazzolari                           Senior Vice President and                        3-19-99
--------------------------------------                    Chief Financial Officer                    --------------------
         (Salvatore D. Fazzolari)                         (Principal Financial Officer)


/S/      Stephen J. Schnoor                               Vice President and Controller                    3-19-99
--------------------------------------                    (Principal Accounting Officer)             --------------------
         (Stephen J. Schnoor)

/S/      Jerry J. Jasinowski                              Director                                         3-19-99
--------------------------------------                                                               --------------------
         (Jerry J. Jasinowski)

/S/      Robert L. Kirk                                   Director                                         3-19-99
--------------------------------------                                                               --------------------
         (Robert L. Kirk)

/S/      James E. Marley                                  Director                                         3-19-99
--------------------------------------                                                               --------------------
         (James E. Marley)

/S/      Robert F. Nation                                 Director                                         3-19-99
--------------------------------------                                                               --------------------
         (Robert F. Nation)

/S/      Carolyn F. Scanlan                               Director                                         3-19-99
--------------------------------------                                                               --------------------
         (Carolyn F. Scanlan)

/S/      James I. Scheiner                                Director                                         3-19-99
--------------------------------------                                                               --------------------
         (James I. Scheiner)

/S/      Andrew J. Sordoni III                            Director                                         3-19-99
--------------------------------------                                                               --------------------
         (Andrew J. Sordoni III)

/S/      Joseph P. Viviano                                Director                                         3-19-99
--------------------------------------                                                               --------------------
         (Joseph P. Viviano)

/S/      Dr. Robert C. Wilburn                            Director                                         3-19-99
--------------------------------------                                                               --------------------
         (Dr. Robert C. Wilburn)

                                Exhibit Index

Exhibit                                                                 Document
Number                                                                   Pages
------                                                                   -----

10(f)            Commercial Paper Placement
                  Agency agreement dated
                  November 6, 1998, between
                  Chase Securities, Inc. and
                  Harsco Corporation                                     1 - 15

10(n)            Authorization, Terms and
                  Conditions of the Annual
                  Incentive Awards, as
                  amended and Restated
                  January 1, 1999, under the
                  1995 Executive Incentive
                  Compensation Plan                                      1 - 8

12               Computation of Ratios of Earnings
                  to Fixed Charges                                         1

21               Subsidiaries of the Registrant                          1 - 4

23               Consent of Independent Accountants                        1

27               Financial Data Schedule                                   1