Form 10-Q
period 1999-03-31
HARSCO CORP
filed 1999-05-06
CIK 45876

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

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
YES [X]        NO [ ]


Title of Each Class                         Outstanding Shares at March 31, 1999
-------------------------------             ------------------------------------
Common Stock Par Value $1.25                            41,210,125
Preferred Stock Purchase Rights                         41,210,125

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                               1999        1998
------------------------------------------------------------------------------------------
REVENUES:
    Product sales                                                   $ 204,410    $ 210,532
    Service sales                                                     200,221      190,490
    Other                                                                 461          262
------------------------------------------------------------------------------------------
      TOTAL REVENUES                                                  405,092      401,284
------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
    Cost of products sold                                             163,465      162,106
    Cost of services sold                                             155,295      144,153
    Selling, general, and administrative expenses                      52,795       51,552
    Research and development expenses                                   1,650        1,179
    Other expense                                                       1,412          245
------------------------------------------------------------------------------------------
      TOTAL COSTS AND EXPENSES                                        374,617      359,235
------------------------------------------------------------------------------------------

      INCOME BEFORE INTEREST, INCOME TAXES, AND MINORITY INTEREST      30,475       42,049

Interest income                                                         1,089        3,475
Interest expense                                                       (6,213)      (3,882)
------------------------------------------------------------------------------------------

      INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                 25,351       41,642

Provision for income taxes                                              9,253       15,824
------------------------------------------------------------------------------------------
      INCOME BEFORE MINORITY INTEREST                                  16,098       25,818

Minority interest in net income                                         1,299        1,476
------------------------------------------------------------------------------------------

NET INCOME                                                          $  14,799    $  24,342
==========================================================================================

Average shares of common stock outstanding                             41,629       46,809

------------------------------------------------------------------------------------------
    BASIC EARNINGS PER COMMON SHARE                                 $     .36    $     .52
==========================================================================================

Diluted average shares of common stock outstanding                     41,745       47,237

------------------------------------------------------------------------------------------
    DILUTED EARNINGS PER COMMON SHARE                               $     .35    $     .52
==========================================================================================

CASH DIVIDENDS DECLARED PER COMMON  SHARE                           $    .225    $     .22

See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Continued)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                              MARCH 31     DECEMBER 31
(IN THOUSANDS)                                                                  1999          1998
------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                               $    49,378    $    41,562
    Receivables, less allowances for doubtful accounts of $14,544
      in 1999 and $13,602 in 1998                                               299,246        310,935
    Inventories:
       Finished goods                                                            48,429         45,259
       Work in process                                                           36,566         36,060
       Raw materials and purchased parts                                         64,447         71,576
       Stores and supplies                                                       23,593         22,909
------------------------------------------------------------------------------------------------------
           Total inventories                                                    173,035        175,804
    Other current assets                                                         58,558         59,140
------------------------------------------------------------------------------------------------------
       TOTAL CURRENT ASSETS                                                     580,217        587,441
------------------------------------------------------------------------------------------------------
Property, plant and equipment, at cost                                        1,403,187      1,438,102
Allowance for depreciation                                                      791,046        811,908
------------------------------------------------------------------------------------------------------
                                                                                612,141        626,194
Cost in excess of net assets of businesses acquired, net                        265,782        273,708
Other assets                                                                    138,209        136,238
------------------------------------------------------------------------------------------------------
       TOTAL ASSETS                                                         $ 1,596,349    $ 1,623,581
======================================================================================================
LIABILITIES
CURRENT LIABILITIES:
    Notes payable and current maturities                                    $    48,592    $    54,607
    Accounts payable                                                            112,245        142,681
    Accrued compensation                                                         39,190         43,938
    Income taxes                                                                 32,129         42,908
    Other current liabilities                                                   188,718        190,688
------------------------------------------------------------------------------------------------------
       TOTAL CURRENT LIABILITIES                                                420,874        474,822
------------------------------------------------------------------------------------------------------
Long-term debt                                                                  387,884        309,131
Deferred income taxes                                                            56,791         55,195
Other liabilities                                                                94,616         99,134
------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES                                                        960,165        938,282
------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Common stock and additional paid-in capital                                     169,083        167,978
Accumulated other comprehensive income (expense)                                (78,590)       (55,045)
Retained earnings                                                             1,107,359      1,101,828
Treasury stock                                                                 (561,668)      (529,462)
------------------------------------------------------------------------------------------------------
       TOTAL SHAREHOLDERS' EQUITY                                               636,184        685,299
------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 1,596,349    $ 1,623,581
======================================================================================================

See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Continued)

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31
(IN THOUSANDS)                                                                     1999        1998
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                    $ 14,799    $  24,342
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                                                29,219       26,265
       Amortization                                                                 3,163        2,325
       Equity in income of unconsolidated entities                                   (350)        (129)
       Dividends or distributions from unconsolidated entities                        377         --
       Deferred income taxes                                                       (1,032)         (87)
       Other, net                                                                   1,068        1,782
       Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
           Accounts receivable                                                     (2,398)     (17,819)
           Inventories                                                             (2,565)     (11,070)
           Accounts payable                                                       (18,683)      (6,183)
           Other assets and liabilities                                           (12,255)      (2,480)
------------------------------------------------------------------------------------------------------

       NET CASH PROVIDED BY OPERATING ACTIVITIES (1)                               11,343       16,946
------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                     (34,195)     (32,560)
   Purchase of businesses, net of cash acquired                                    (2,903)     (23,834)
   Maturities of investments available-for-sale                                      --         40,000
   Investments held-to-maturity, net of purchases                                    --          3,010
   Proceeds from sales of businesses                                                8,502         --
   Other investing activities                                                         519       (6,301)
------------------------------------------------------------------------------------------------------

       NET CASH (USED) BY INVESTING ACTIVITIES                                    (28,077)     (19,685)
------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Short-term borrowings, net                                                      (7,148)      (2,597)
   Current maturities and long-term debt:
     Additions                                                                     84,249        2,403
     Reductions                                                                    (3,083)      (7,037)
   Cash dividends paid on common stock                                             (9,479)     (10,295)
   Common stock issued-options                                                        870          863
   Common stock acquired for treasury                                             (38,047)     (20,816)
   Other financing activities                                                      (1,767)      (1,341)
------------------------------------------------------------------------------------------------------

       NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                            25,595      (38,820)
------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                            (1,045)        (333)
------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                7,816      (41,892)

Cash and cash equivalents at beginning of period                                   41,562      221,565
------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $ 49,378    $ 179,673
======================================================================================================

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Continued)

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31
(IN THOUSANDS)                                                       1999        1998
---------------------------------------------------------------------------------------
Net income                                                         $ 14,799    $ 24,342

Other comprehensive income (expense):
       Foreign currency translation adjustments                     (23,545)     (1,086)
       Unrealized investment gains, net of deferred income taxes       --            28
---------------------------------------------------------------------------------------
Other comprehensive (expense)                                       (23,545)     (1,058)
---------------------------------------------------------------------------------------

TOTAL COMPREHENSIVE INCOME (EXPENSE)                               $ (8,746)   $ 23,284
=======================================================================================

See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Continued)

                         REVIEW OF OPERATIONS BY SEGMENT
                                   (Unaudited)

                                                MILL       GAS AND                      GENERAL   CONSOLIDATED
(IN MILLIONS)                                 SERVICES  FLUID CONTROL  INFRASTRUCTURE  CORPORATE     TOTALS
--------------------------------------------------------------------------------------------------------------
   THREE MONTHS ENDED MARCH 31, 1999
--------------------------------------------------------------------------------------------------------------

   NET SALES TO UNAFFILIATED CUSTOMERS         $173.1       $134.1         $ 97.4        $    -      $404.6
--------------------------------------------------------------------------------------------------------------

   INCOME BEFORE INTEREST, INCOME TAXES,
     AND MINORITY INTEREST                     $ 16.5       $  8.0         $  6.3        $ (0.3)     $ 30.5
   INTEREST INCOME                                0.9            -            0.1           0.1         1.1
   INTEREST EXPENSE                              (2.8)        (1.4)          (1.4)         (0.6)       (6.2)
   INCOME TAX EXPENSE                            (4.7)        (2.2)          (1.8)         (0.6)       (9.3)
   MINORITY INTEREST IN NET (INCOME) LOSS        (1.4)         0.1              -             -        (1.3)
--------------------------------------------------------------------------------------------------------------

   SEGMENT NET INCOME                          $  8.5       $  4.5         $  3.2        $ (1.4)     $ 14.8
==============================================================================================================


                                                MILL       GAS AND                      GENERAL   CONSOLIDATED
(IN MILLIONS)                                 SERVICES  FLUID CONTROL  INFRASTRUCTURE  CORPORATE     TOTALS
--------------------------------------------------------------------------------------------------------------
   THREE MONTHS ENDED MARCH 31, 1998
--------------------------------------------------------------------------------------------------------------

   Net sales to unaffiliated customers        $163.9       $143.1          $ 94.0        $   -       $401.0
--------------------------------------------------------------------------------------------------------------

   Income before interest, income taxes,
     and minority interest                    $ 22.5       $ 13.1          $  6.7        $(0.3)      $ 42.0
   Interest income                               1.1            -             0.1          2.3          3.5
   Interest expense                             (1.9)        (0.7)           (1.3)           -         (3.9)
   Income tax expense                           (8.7)        (5.1)           (2.0)           -        (15.8)
   Minority interest in net (income) loss       (1.4)        (0.1)              -            -         (1.5)
--------------------------------------------------------------------------------------------------------------

   Segment net income                         $ 11.6       $  7.2          $  3.5        $ 2.0       $ 24.3
==============================================================================================================

* The 1998 segment information has been restated in accordance with the Financial Accounting Standards Board SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information."

     Segment information reflects the first quarter 1999 reorganization of the Patterson-Kelley division. The reorganization resulted in the realignment of the heat transfer and industrial blending equipment product lines from the Gas and Fluid Control Segment to the Infrastructure Segment. Sales of these product lines were $5.5 million and $6.3 million for the first quarter of 1999 and 1998, respectively.

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

The settlement does not resolve the claim by the Internal Revenue Service ("IRS") that, contrary to the Company's position, certain cargo truck models sold by the Company should be considered to have gross vehicle weights in excess of the 33,000 pound threshold under FET law, are not entitled to an exemption from FET under any other theory, and therefore are taxable. In March 1999, the IRS assessed an increase in FET of $30.4 million plus penalties of $6.3 million and applicable interest currently estimated by the Company to be $41.7 million. This increase in FET takes into account offsetting credits of $9.2 million, based on a partial allowance of the Company's $28.7 million claim that certain truck components are exempt from FET. The IRS disallowed in full the Company's additional claim that it is entitled to the entire $52 million of FET (plus applicable interest currently estimated by the Company to be $37.7 million) the Company has paid on the five-ton trucks, on the grounds that such trucks qualify for the FET exemption applicable to certain vehicles specially designed for the primary function of off-highway transportation. In the event that the Company ultimately receives from the IRS a refund of tax (including applicable interest) with respect to which the Company has already received reimbursement from the Army, the refund would be allocated between the Company and the Army. The Company plans to vigorously contest the IRS assessment in Federal District Court or the U.S. Court of Federal Claims. Although there is risk of an adverse outcome, both the Company and the Army believe that the cargo trucks are not taxable. No recognition has been given in the accompanying financial statements for the Company's claims with the IRS.

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

Under the settlement, the Army agreed that if the cargo trucks are determined to be taxable, the 1993 decision of the Armed Services Board of Contract Appeals (which ruled that the Company is entitled to a price adjustment to the contract for reimbursement of FET paid on vehicles that were to be delivered after October 1, 1988) will apply to the question of the Company's right to reimbursement from the Army for after-imposed taxes on the cargo trucks. In the Company's view, application of the 1993 decision will favorably resolve the principal issues regarding any such future claim by the Company. Therefore, the Company believes that even if the cargo trucks are ultimately held to be taxable, the Army would be obligated to reimburse the Company for a majority of the tax, (but not interest or penalty, if any), resulting in a net maximum liability for the Company of $5.8 million plus penalties of $6.3 million and applicable interest currently estimated by the Company to be $41.7 million. The Company believes it is unlikely that resolution of this matter will have a material adverse effect on the Company's financial position, however, it could have a material effect on quarterly or annual results of operations.

OTHER DEFENSE BUSINESS LITIGATION

In 1992, the U.S. Government filed a counterclaim against the Company in a civil suit alleging violations of the False Claims Act and breach of a contract to supply M109A2 Self-Propelled Howitzers. The counterclaim was filed in response to the Company's claim of approximately $5 million against the Government for costs incurred on this contract relating to the same issue. In May 1997, the U.S. Court of Federal Claims issued a decision in the first phase of the case, denying the Company's claim for reimbursement and granting the Government's counterclaim for breach of contract and penalties under the False Claims Act. If the parties are unable to agree upon a settlement of the quantum, the Court will consider the amount of damages and penalties in the next phase of the case, and the decision will then be subject to the right of appeal. The Government has filed a brief seeking penalties and treble damages totaling approximately $26 million. The Company is currently engaged in settlement discussions with the Government. If the parties are unable to reach an acceptable settlement with the Government on the amount of the Company's liability, the Company intends to vigorously oppose this claim. The Company and its counsel believe that resolution of these claims will not have a material adverse effect on the Company's financial position, however, it could have a material effect on quarterly or annual results of operations.

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

CONTINUING OPERATIONS - CONTINGENCIES

ENVIRONMENTAL

The Company is involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites. While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company. The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Consolidated Balance Sheet at March 31, 1999 and December 31, 1998, includes an accrual of $4.8 million and $4.9 million, respectively, for environmental matters. The amounts charged to earnings on a pre-tax basis related to environmental matters totaled $0.1 million for the three months of 1999 and $0.1 million for the three months of 1998.

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

Financial Instruments and Hedging

The Company has subsidiaries principally operating in North America, Latin America, Europe and Asia-Pacific. These operations are exposed to fluctuations in related foreign currencies, in the normal course of business. The Company seeks to reduce exposure to foreign currency fluctuations through the use of forward exchange contracts. The Company does not hold or issue financial instruments for trading purposes, and it is the Company's policy to prohibit the use of derivatives for speculative purposes. The Company has a Foreign Currency Risk Management Committee that meets periodically to monitor foreign currency risks.

The Company enters into forward foreign exchange contracts to hedge transactions of its non-U.S. subsidiaries, for firm commitments to purchase equipment and for export sales denominated in foreign currencies. These contracts generally are for 90 to 180 days or less. For those contracts that hedge an identifiable transaction, gains or losses are deferred and accounted for as part of the underlying transactions. The cash flows from these contracts are classified consistent with the cash flows from the transaction being hedged. The Company also enters into forward exchange contracts for intercompany foreign currency commitments. These foreign exchange contracts do not qualify as hedges, therefore, gains and losses are recognized in income based on fair market value. As of March 31, 1999, the total of all forward exchange contracts amounted to $2.3 million with a favorable mark-to-market fluctuation of $0.1 million.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Continued)

Reconciliation of Basic and Diluted Shares

                                           THREE MONTHS ENDED MARCH 31
(Dollars in thousands except per share)       1999             1998
----------------------------------------------------------------------
Net income                               $    14,799      $    24,342
                                         ===========      ===========

Average shares of common stock
       outstanding used to compute
       basic earnings per common
       share                              41,629,301       46,808,859

Additional common shares to be
       issued assuming exercise of
       stock options, net of shares
       assumed reacquired                    115,366          428,407
                                         -----------      -----------

Shares used to compute dilutive
       effect of stock options            41,744,667       47,237,266
                                         ===========      ===========

Basic earnings per common share          $       .36      $       .52
                                         ===========      ===========

Diluted earnings per common share        $       .35      $       .52
                                         ===========      ===========

New Financial Accounting Standard Issued

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The change in the Company's financial position and liquidity is summarized as follows:

                                         MARCH 31,     DECEMBER         INCREASE/
(DOLLARS ARE IN MILLIONS)                  1999           1998         (DECREASE)
---------------------------------------------------------------------------------
Current Assets                          $    580.2       $  587.4       $  (7.2)
Current Liabilities                          420.9          474.8         (53.9)
---------------------------------------------------------------------------------
Working Capital                         $    159.3       $  112.6       $  46.7

Current Ratio                                1.4:1          1.2:1
=================================================================================

Short Term Debt                         $     48.6       $   54.6       $  (6.0)
Long Term Debt                               387.9          309.1          78.8
---------------------------------------------------------------------------------
Total Debt                                   436.5          363.7          72.8
Total Equity                                 636.2          685.3         (49.1)
---------------------------------------------------------------------------------
Total Capital                           $  1,072.7       $1,049.0       $  23.7
Total Debt as a Percent of
   Total Capital                              40.7%          34.7%
=================================================================================

The improvement in the Company's current ratio during the first three months of 1999 was due to a decrease in accounts payable and accrued liabilities of $47.9 million.

Long term debt increased principally as a result of capital expenditures and the purchase of treasury stock. Capital expenditures for the first quarter of 1999 were $34.2 million compared with $32.6 million in 1998. Capital expenditures for the year 1999 are expected to approximate last year's record total of $159.8 million. The Company acquired 1,048,150 shares of its common stock in the first quarter of 1999 for $30.2 million. Due to the timing of actual payments for the purchase of common stock, the cash flow used by financing activities in the first quarter was approximately $38.0 million. The Company's capital investments and share repurchases demonstrate the Company's continued commitment to creating value through strategic investment and return of capital to shareholders.

CASH UTILIZATION FOR
THE PERIOD ENDED             MARCH 31,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
(DOLLARS IN MILLIONS)          1999         1998          1997          1996
--------------------------------------------------------------------------------
Strategic Acquisitions       $  2.9        $158.3       $  8.5        $ 21.1
Share Repurchases              38.0         169.3        113.2          30.7
Capital Investments            34.2         159.8        143.4         150.3
--------------------------------------------------------------------------------
Total                        $ 75.1        $487.4       $265.1        $202.1
================================================================================

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

The Company's debt as a percent of capital increased as a result of the increased debt and a decrease in equity due to the Company's share repurchases and $23.5 million of other comprehensive expense resulting from foreign currency translation adjustments. The foreign currency translation adjustments in the first quarter of 1999 are principally due to the 31% decrease in the Brazilian real.

FIRST QUARTER FINANCIAL STATISTICS

                                           MARCH 31,             MARCH 31,
                                             1999                  1998
--------------------------------------------------------------------------------
Harsco Stock Price                          $25-$33           $37-1/2-46-1/8
Annualized Return on Average Equity         9.2%              12.4%
Annualized Return on Average Assets         7.9%              12.5%
Annualized Return on Average Capital        7.1%              10.6%
--------------------------------------------------------------------------------

Lower returns on equity, assets, and capital are due to lower earnings in the first quarter of 1999 compared with the first quarter of 1998. In addition, the Company's book value per share dropped from $16.22 per share at December 31, 1998 to $15.44 at March 31, 1999. This decrease was due principally to foreign currency translation adjustments and stock repurchases.

Operating cash flows were $11.3 million in the first three months of 1999 compared with $16.9 million in the first three months of 1998. This decrease was principally due to lower earnings in 1999 compared with 1998.

The Company has a U.S. commercial paper borrowing program under which it can issue up to $300 million of short-term notes in the U.S. commercial paper market. Beginning in the second quarter the Board of Directors has authorized an increase in the program to $400 million. In addition, the Company has a 3 billion Belgian Franc program, equivalent to approximately U.S. $80 million. The Belgian commercial paper program is used to borrow in euros to fund the Company's European operations more efficiently. The Company limits the aggregate commercial paper and syndicated credit facility borrowings at any one time to a maximum $400 million. At March 31, 1999, the Company had $190.6 million of commercial paper debt outstanding under the commercial paper programs.

The Company has available through a syndicate of banks a $400 million multi-currency five-year revolving credit facility, extending through July 2001. This facility serves as back-up to the Company's U.S. commercial paper program. As of March 31, 1999 there were no borrowings outstanding under this facility.

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

RESULTS OF OPERATIONS
FIRST QUARTER 1999 COMPARED WITH FIRST QUARTER 1998

COMPARATIVE ANALYSIS OF CONSOLIDATED RESULTS

                                                                        PERCENT
                                                                       INCREASE
(MILLIONS OF DOLLARS, EXCEPT PER SHARE)       1999         1998       (DECREASE)
---------------------------------------       ----         ----       ----------
Revenues                                    $ 405.1      $ 401.3           1%
Net income                                  $  14.8      $  24.3         (39)%
Basic earnings per common share             $   .36      $   .52         (31)%
Diluted earnings per common share           $   .35      $   .52         (33)%

First quarter revenues for 1999 were $405.1 million, slightly above last year's comparable period. The increase was due to the inclusion of acquired companies in 1998. Inclusion of companies acquired increased revenues for the Mill Services Segment and for gas control and containment equipment in the Gas and Fluid Control Segment. In the Infrastructure Segment, sales of railway maintenance of way equipment and contract services; grating; and scaffolding, shoring and forming services increased, but to a lesser extent. These increases were partially offset by lower sales of the Gas and Fluid Control Segment's process equipment principally due to the divestment of a non-core business. The segment also experienced lower sales of pipe fittings. Excluding the adverse foreign exchange translation effect of the strengthening U.S. dollar, particularly against the Brazilian real, revenues were 3% above the first quarter of 1998.

Costs of services and products sold increased, principally due to the inclusion of acquired companies. As a result of the Company's continuing cost reduction and reorganization efforts, selling, general and administrative expenses were only slightly above 1998, despite the inclusion of acquired companies.

Income before income taxes and minority interest was down 39% from the comparable period in 1998 due principally to lower results for metal reclamation and mill services, as well as gas

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

control and containment equipment. Lower earnings were also experienced for process equipment and railway maintenance of way equipment and contract services. Improved results were achieved for grating products. On a comparative basis, results for the first quarter of 1999 include a foreign currency translation gain in Brazil, which offset the adverse effect of the strong dollar. In the first quarter of 1998, net foreign currency translation exchange losses were incurred. Interest income was lower due to a decreased amount of cash available for investment purposes. Interest expense was higher than last year's comparable period as a result of increased borrowings for the Company's share repurchase program and for the funding of capital expenditures. The Company's defense business was sold in the fourth quarter of 1997. This resulted in $344 million of pre-tax cash proceeds. The availability of a substantial portion of this cash in the first quarter of 1998 resulted in additional interest income, as well as reduced interest expense compared to the first quarter of 1999.

The Company's results have been adversely affected by the global financial crisis including its effects on world-wide steel prices and steel production. That crisis contributed to reduced sales and income, exclusive of acquired companies, in our United States, Asian, European and Australian operations.

The effective income tax rate for the first quarter of 1999 was 36.5% versus 38% for 1998. The reduction in the income tax rate is due to lower effective income tax rates on federal, international and state earnings.

Net income was down 39% from the first quarter of 1998. Basic earnings per common share of $.36 were down 31% from last year. Diluted earnings per common share of $.35 were down 33% from last year.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

SEGMENT ANALYSIS

An analysis of the results for each of the Company's three business segments is presented below.

MILL SERVICES SEGMENT

                                                                       PERCENT
                                                                       INCREASE
(MILLIONS OF DOLLARS)                    1999           1998          (DECREASE)
---------------------                    ----           ----          ----------
Sales                                   $173.1         $163.9              6%
Segment net income                         8.5           11.6            (27)

Sales of the Mill Services Segment were above 1998's first quarter despite the adverse effects of foreign exchange translation and the global financial crisis which has adversely affected world-wide steel prices and steel production. The increase was due to the inclusion of an acquired company as of the second quarter of 1998.

Net income from the Mill Services Segment was significantly below 1998's first quarter. The decrease reflected the adverse effects of lower steel production and prices. Also, interest expense increased from last year's first quarter.

GAS AND FLUID CONTROL SEGMENT

                                                                       PERCENT
                                                                       INCREASE
(MILLIONS OF DOLLARS)                    1999           1998          (DECREASE)
---------------------                    ----           ----          ----------
Sales                                   $134.1         $143.1             (6)%
Segment net income                         4.5            7.2            (38)

Sales of the Gas and Fluid Control Segment decreased from the first quarter of 1998 despite the inclusion of sales of three acquired companies. More than offsetting the acquisitions were lower sales of process equipment due in part to the divestment of a non-core business, as well as reduced sales for pipe fittings, and gas control and containment equipment.

Net income was below 1998's first quarter principally due to the sales reduction discussed above which resulted from the adverse market conditions affecting the industrial gas and oil industries, including unfavorable weather patterns and reduced oil prices.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

INFRASTRUCTURE SEGMENT

                                                                      PERCENT
                                                                      INCREASE
(MILLIONS OF DOLLARS)                    1999           1998         (DECREASE)
---------------------                    ----           ----         ----------
Sales                                   $97.4          $94.0             4%
Segment net income                        3.2            3.5            (9)

Sales of the Infrastructure Segment were higher than last year's comparable period due to increased sales for all product classes.

Net income was below 1998's first quarter due principally to reduced margins on sales of railroad equipment and contracting services.

INDUSTRIAL SERVICES AND ENGINEERED PRODUCTS

In addition to the segment reporting previously presented, the Company is a diversified industrial services and engineered products company. Total industrial service sales, which include metal reclamation and mill services, as well as scaffolding, shoring, and forming services and railway maintenance of way services, were $200.2 million in the first quarter of 1999 and $190.5 million in the first quarter of 1998, or approximately 49% and 48% of net sales, respectively. Excluding the adverse foreign exchange translation effect of the strengthening U.S. dollar, total industrial service sales were approximately 9% above last year. The total engineered products sales for the first quarter of 1999 were $204.4 million, or approximately 51% of net sales compared to $210.5 million in 1998, or 52% of net sales. Engineered products include sales of the Reed Minerals unit in the Mill Services Segment, and product sales of the Infrastructure and the Gas and Fluid Control Segments.

Income before interest, income taxes and minority interest for industrial services in the first quarter of 1999 was $17.6 million compared with $23.2 million in the first quarter of 1998, or approximately 57% and 55%, respectively, of total segment income. Income before interest, income taxes and minority interest from engineered products for 1999 was $13.2 million compared with $19.1 million in 1998. These amounts are approximately 43% and 45%, respectively, of total segment income.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

INDUSTRIAL SERVICE AND ENGINEERED PRODUCTS

(MILLIONS OF DOLLARS)                            1999               1998
-------------------------------------------------------------------------------
                                            AMOUNT   PERCENT   AMOUNT   PERCENT
SALES
Industrial Services                        $  200.2     49%   $  190.5     48%

Engineered Products                           204.4     51       210.5     52
                                           --------    ---    --------    ---

    Total sales                            $  404.6    100%   $  401.0    100%
                                           ========    ===    ========    ===

INCOME
Industrial Services                        $   17.6     57%   $   23.2     55%

Engineered Products                            13.2     43        19.1     45
                                           --------    ---    --------    ---

    Total segment income before
    interest, income taxes, and
    minority interest                      $   30.8    100%   $   42.3    100%
                                           ========    ===    ========    ===

EMPLOYEE TERMINATION BENEFIT COSTS

Employee termination benefit costs consist principally of severance arrangements to employees terminated as a result of management reorganization actions. Under these reorganization actions, the Company and its management have established and approved specific plans of termination. The affected employees have been notified prior to recognition of related provisions. Non-cash charges for employee termination benefit costs are included as adjustments to reconcile net income to net cash provided by operating activities in the Consolidated Statement of Cash Flows.

During the first quarter of 1999 $1.2 million of reorganization expense related to employee termination benefits was incurred primarily in the Mill Services and Gas and Fluid Control Segments principally in the United States. In the first quarter of 1999, 108 employees were included in employee termination arrangements initiated by the Company and approximately $0.7 million of cash payments were made under such arrangements. The payments are reflected as uses of operating cash in the Consolidated Statement of Cash Flows. Under these reorganization actions, 78 employees have been terminated as of March 31, 1999. Approximately $0.5 million of additional cash payments related to first quarter 1999 reorganization actions will be incurred principally in the second quarter of 1999.

Also in the first quarter of 1999, $1.9 million of cash severance payments were disbursed in connection with the termination of 303 employees that were included in employee termination actions initiated, recorded and disclosed in 1998. The cash severance payments in the first quarter occurred principally in the Mill Services Segment in South Africa.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

                                 SUMMARY TOTALS

                                 (MILLIONS OF DOLLARS)     NUMBER OF EMPLOYEES
                                 ---------------------    ---------------------
                                  1998    1999   TOTAL    1998    1999    TOTAL
                                  ----    ----   -----    ----    ----    -----
EMPLOYEE TERMINATION BENEFITS
EXPENSE DUE TO REORGANIZATION
ACTIONS:                         $ 6.5    $1.2   $ 7.7     670     108     778
(PAYMENTS/TERMINATIONS):
     1998                         (2.4)    N/A    (2.4)   (349)    N/A    (349)
     1999                         (1.9)    (.7)   (2.6)   (303)    (78)   (381)
                                 ---------------------    ---------------------
                                  (4.3)    (.7)   (5.0)   (652)    (78)   (730)
OTHER:                              .1      --      .1      52      --      52
                                 ---------------------    ---------------------
REMAINING PAYMENTS AT
MARCH 31, 1999                   $ 2.3    $ .5   $ 2.8      70      30     100
                                 =====================    =====================

N/A - Not Applicable

ECONOMIC ENVIRONMENT

The Company has currency exposures for its international operations which may be subject to volatility, such as the first quarter 1999 foreign exchange fluctuations experienced in Brazil. Such exposures may result in reduced sales, income, other comprehensive income and cash flows.

Beginning in 1998 the world-wide steel industry experienced selling price reductions and production curtailments at many steel producers, particularly in the United States. The United States steel industry has been unfavorably affected by imports of low-priced foreign steel. Additionally, certain steel producers have been forced to file for bankruptcy protection. There is a risk that the Company's future results of operations or financial condition may be adversely affected if the steel industry's problems continue. Our Mill Services Segment provides services at steel mills throughout the world. The future financial impact on the Company associated with these risks cannot be estimated.

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

Information Technology

As of March 31, 1999, the Company is approximately 98% complete in its Year 2000 readiness assessment and prioritization of information technology. The Company has determined that it is necessary to modify, upgrade or replace portions of its hardware and software so that its computer applications will properly utilize dates beyond December 31, 1999, and is in the process of implementing such changes. The majority of the software which is not Year 2000 ready is being updated through normal software upgrades and replacements.

The Company is approximately 70% complete as of March 31, 1999 in the required remediation or replacement and testing of information technology hardware and software. It is estimated that the major information technology system improvements will be completed principally by the third quarter of 1999. Most replacement hardware and software has been purchased from vendors who have asserted that their software is Year 2000 ready. As additional assurance, our process includes an overall Year 2000 readiness assessment of critical business partners including information technology vendors.

Non-Information Technology Systems

Included within the scope of our Year 2000 readiness plan are non-information technology systems including operating and production equipment with embedded chips. Our assessment process generally includes inventorying such equipment and making a determination, principally through supplier inquiry, as to the Year 2000 readiness status of critical items. The Company is approximately 92% complete in the assessment of non-information technology systems as of March 31, 1999. Our assessment is expected to be completed in the second quarter of 1999. Our process includes the testing, where possible, of date-sensitive mission critical embedded chips. It is estimated that testing will be substantially completed by the third quarter of 1999. No required Year 2000 modifications or replacements of a material nature have been identified for non-information technology systems.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Third Parties

The Company is also engaged in communications with its significant business partners, suppliers, and major customers to determine the extent to which the Company is vulnerable to such third parties' failure to address their own Year 2000 issues. The Company's assessment is based on information available from such third parties. The Company is also seeking assurances from the third parties that their computer applications will not fail due to Year 2000 problems. The third party assessment process is approximately 81% complete as of March 31, 1999. It is estimated that the assessment process will be substantially complete by the third quarter of 1999. No mission critical third parties have indicated that they will not be Year 2000 ready by December 31, 1999.

                                               YEAR 2000 READINESS
                                               -------------------

                                          ESTIMATED PERCENTAGE COMPLETE
                                               AS OF MARCH 31, 1999
                                     ------------------------------------------
                                     SURVEYING AND    REMEDIATION, REPLACEMENT,
                                     PRIORITIZATION    CORRECTION AND TESTING
                                     --------------    ----------------------
Information Technology                    98%                    70%
Non-Information Technology Systems        92%                    83%
Third Parties                             81%                     -

Costs

As of March 31, 1999, the Company has incurred approximately $1.2 million in cumulative Year 2000 readiness costs. Based on the assessment of information available as of March 31, 1999, the Company's cost to complete its Year 2000 readiness program is estimated to be an additional $2.1 million. Total Year 2000 readiness costs are estimated to be $3.3 million.

Risks

The Company believes that its major Year 2000 risk relates to the performance and readiness status of third parties, particularly those based outside the United States, and principally utilities providing power, water and communication networks to Company facilities and operations. The impact of such Year 2000 failures on the Company's financial position or results of operations cannot be estimated.

Management has also engaged the Company's Internal Audit Department to perform Year 2000 readiness audits and to identify other material Year 2000 risks.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

Contingency Plans

The Company is taking steps to mitigate the risk of a material impact of Year 2000 computer failures on its operations via the development of contingency plans. Contingency plans are being developed for those mission critical applications, functions, and resources for which the risk of a Year 2000-related failure has not been reduced to an insignificant level. Such plans will include detailed alternative operating procedures to be invoked upon confirmation of a critical Year 2000 failure. The plans will be updated as necessary as new information becomes available prior to 2000. Certain resources, such as electricity, are not easily replaceable and there are limited contingency planning options. If there is an extended Year 2000 failure by several third parties or supporting infrastructures, there could be a material adverse impact on the Company's financial position or results of operations.

EURO CURRENCY CONVERSION

On January 1, 1999, certain countries of the European Monetary Union established fixed conversion rates between their legacy currencies and one common currency, the euro. The euro now trades on currency exchanges and may be used in business transactions. Beginning in January 2002, new euro-denominated notes and coins will be issued and the existing legacy currency notes and coins will be withdrawn from circulation by July 1, 2002. The Company's arrangements for euro bank accounts and the modification of certain loan arrangements to accommodate the euro have been completed. The Company is evaluating other systems and business issues raised by the euro conversion. These issues include the need to adapt computer and other business systems and equipment and the long-term competitive implications of conversion. In 1998, the Company derived approximately 22% of its sales from the European geographic area, including non-European Monetary Union countries. In the first quarter of 1999, 23% of sales were from the European geographic area. The Company believes the euro conversion will not have a material effect on the Company's financial position or results of operations.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

These factors include, but are not limited to: (1) changes in the world-wide business environment in which the Company operates, including import, licensing and trade restrictions, currency exchange rates, interest rates, and capital costs; (2) changes in governmental laws and regulations, including taxes; (3) market and competitive changes, particularly in the steel producing, industrial gas, and infrastructure industries which the Company serves; (4) effects of unstable governments and business conditions in emerging economies; and (5) other risk factors listed from time to time in the Company's SEC reports. The Company does not intend to update this information and disclaims any legal liability to the contrary.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

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

The Company seeks to reduce exposures to foreign currency fluctuations, through the use of forward exchange contracts. At March 31, 1999, these contracts amounted to $2.3 million and all mature within 1999. The Company does not hold or issue financial instruments for trading purposes, and it is the Company's policy to prohibit the use of derivatives for speculative purposes.

Also, the Company's cash flows and earnings are subject to changes in interest rates. Total debt of $436.5 million as of March 31, 1999 had interest rates ranging from 3.2% to 17.0%, of which approximately 38% were at fixed rates of interest. The weighted average interest rate of total debt was approximately 5.7%. At current debt levels, a one percentage increase in interest rates would increase annual interest expense by approximately $2.7 million.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

Information on legal proceedings is included under Part I, Item 1., the section labeled "Commitments and Contingencies."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

At the annual meeting of shareholders held on April 27, 1999 in Camp Hill, Pennsylvania, four members of the Board of Directors were reelected to terms expiring in 2002 under the classified Board structure enacted at the 1986 Annual Meeting. They include C. F. Scanlan, President and Chief Executive Officer of the Health Alliance of Pennsylvania; A. J. Sordoni, III, Chairman, Sordoni Construction Services, Inc.; J. P. Viviano, Vice Chairman, Hershey Foods Corporation; and R. C. Wilburn, President and Chief Executive Officer of The Colonial Williamsburg Foundation.

The Board of Directors voting tabulation is as follows:

                                                                 Broker
                             For             Withheld           No-Votes
Name                    No. of Shares      No. of Shares      No. of Shares
C. F. Scanlan            33,030,650           211,761               -
A. J. Sordoni, III       33,049,247           193,164               -
J. P. Viviano            33,037,846           204,565               -
R. C. Wilburn            33,038,322           204,089               -

Shareholders approved the appointment of PricewaterhouseCoopers L.L.P., as independent accountants to audit the financial statements of the Company for the fiscal year ending December 31, 1999 by the following vote:

                                                                       Broker
     For                 Against              Abstentions             No-Votes
No. of Shares         No. of Shares          No. of Shares         No. of Shares
  33,043,132              87,995                111,284                  -

ITEM 5. OTHER INFORMATION

DIVIDEND INFORMATION:

On March 19, 1999, the Company announced that the Board of Directors declared a quarterly cash dividend of 22-1/2 cents per share, payable May 14, 1999, to shareholders of record on April 15, 1999.

ITEM 6(a). EXHIBITS

The following exhibits are attached:

a.)  Exhibit No. 12 Computation of Ratios of Earnings to Fixed Charges.

b.)  Exhibit No. 27 Financial Data Schedule.

ITEM 6(b). REPORTS ON FORM 8-K

There were no reports filed on Form 8-K during the first quarter ending March 31, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       HARSCO CORPORATION
                                       -------------------------------
                                       (Registrant)



DATE    May 6, 1999                    /S/ Salvatore D. Fazzolari
     -----------------------------     -------------------------------
                                       Salvatore D. Fazzolari
                                       Senior Vice President and Chief
                                       Financial Officer



DATE    May 6, 1999                    /S/ Stephen J. Schnoor
     -----------------------------     -------------------------------
                                       Stephen J. Schnoor
                                       Vice President and Controller