Form 10-Q
period 1999-06-30
HARSCO CORP
filed 1999-08-03
CIK 45876

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

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
YES  /X/       NO / /


Title of Each Class                          Outstanding Shares at June 30, 1999
- -------------------                          -----------------------------------
Common Stock Par Value $1.25                              41,079,370
Preferred Stock Purchase Rights                           41,079,370

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                                       Three Months Ended           Six Months Ended
                                                                            June 30                     June 30
(In thousands, except per share amounts)                               1999          1998          1999          1998
                                                                    ---------     ---------     ---------     ---------
REVENUES:
    Product sales                                                   $ 212,902     $ 220,953     $ 417,312     $ 431,485
    Service sales                                                     217,776       235,318       417,997       425,808
    Other                                                                 757           610         1,218           872
                                                                    ---------     ---------     ---------     ---------
      TOTAL REVENUES                                                  431,435       456,881       836,527       858,165
                                                                    ---------     ---------     ---------     ---------

COSTS AND EXPENSES:
    Cost of products sold                                             165,226       165,746       328,691       327,852
    Cost of services sold                                             167,947       178,652       323,242       322,805
    Selling, general and administrative expenses                       51,022        54,105       103,817       105,657
    Research and development expenses                                   1,478         1,627         3,128         2,806
    Other expense                                                       1,309            43         2,721           288
                                                                    ---------     ---------     ---------     ---------
      TOTAL COSTS AND EXPENSES                                        386,982       400,173       761,599       759,408
                                                                    ---------     ---------     ---------     ---------

      INCOME BEFORE INTEREST, INCOME TAXES AND
        MINORITY INTEREST                                              44,453        56,708        74,928        98,757

Interest income                                                         1,147         1,950         2,236         5,425
Interest expense                                                       (6,865)       (4,672)      (13,078)       (8,554)
                                                                    ---------     ---------     ---------     ---------

      INCOME BEFORE INCOME TAXES AND MINORITY
    INTEREST                                                           38,735        53,986        64,086        95,628

Provision for income taxes                                             13,818        19,558        23,071        35,382
                                                                    ---------     ---------     ---------     ---------

      INCOME BEFORE MINORITY INTEREST                                  24,917        34,428        41,015        60,246

Minority interest in net income                                         1,094         1,354         2,393         2,830
                                                                    ---------     ---------     ---------     ---------
NET INCOME                                                          $  23,823     $  33,074     $  38,622     $  57,416
                                                                    =========     =========     =========     =========

Average shares of common stock outstanding                             41,125        46,322        41,376        46,564

                                                                    ---------     ---------     ---------     ---------
BASIC EARNINGS PER COMMON SHARE                                     $     .58     $     .71     $     .93     $    1.23
                                                                    =========     =========     =========     =========

Diluted average shares of common stock outstanding                     41,308        46,785        41,525        47,010

                                                                    ---------     ---------     ---------     ---------
DILUTED EARNINGS PER COMMON SHARE                                   $     .58     $     .71     $     .93     $    1.22
                                                                    =========     =========     =========     =========


CASH DIVIDENDS DECLARED PER COMMON SHARE                            $    .225     $     .22     $     .45     $     .44


See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Continued)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                               JUNE 30       DECEMBER 31
(In thousands)                                                   1999           1998
                                                             -----------     -----------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                $    52,185     $    41,562
    Receivables, less allowances for doubtful accounts of
      $14,105 in 1999 and $13,602 in 1998                        317,922         310,935
    Inventories                                                  166,931         175,804
    Other current assets                                          59,122          59,140
                                                             -----------     -----------
       TOTAL CURRENT ASSETS                                      596,160         587,441
                                                             -----------     -----------
Property, plant and equipment, at cost                         1,425,887       1,438,102
Accumulated depreciation                                         808,297         811,908
                                                             -----------     -----------
                                                                 617,590         626,194
Cost in excess of net assets of companies acquired, net          260,914         273,708
Other assets                                                     136,569         136,238
                                                             -----------     -----------
       TOTAL ASSETS                                          $ 1,611,233     $ 1,623,581
                                                             ===========     ===========

LIABILITIES
CURRENT LIABILITIES:
    Notes payable and current maturities                     $    39,128     $    54,607
    Accounts payable                                             120,180         142,681
    Accrued compensation                                          42,978          43,938
    Income taxes                                                  31,999          42,908
    Other current liabilities                                    179,766         190,688
                                                             -----------     -----------
       TOTAL CURRENT LIABILITIES                                 414,051         474,822
                                                             -----------     -----------
Long-term debt                                                   404,567         309,131
Deferred income taxes                                             61,042          55,195
Other liabilities                                                 90,666          99,134
                                                             -----------     -----------
       TOTAL LIABILITIES                                         970,326         938,282
                                                             -----------     -----------

SHAREHOLDERS' EQUITY
Common stock and additional paid-in capital                      169,707         167,978
Accumulated other comprehensive income (expense)                 (84,107)        (55,045)
Retained earnings                                              1,121,940       1,101,828
Treasury stock                                                  (566,633)       (529,462)
                                                             -----------     -----------
       TOTAL SHAREHOLDERS' EQUITY                                640,907         685,299
                                                             -----------     -----------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 1,611,233     $ 1,623,581
                                                             ===========     ===========


See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS (Continued)

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                            June 30
(In thousands)                                                                         1999          1998
                                                                                    ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                       $  38,622     $  57,416
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation                                                                     59,501        56,634
      Amortization                                                                      6,448         5,299
      Deferred income taxes                                                             1,588         2,697
      Other, net                                                                          315         4,308
      Changes in assets and liabilities, net of acquisitions
        and dispositions of businesses:
          Accounts receivable                                                         (22,200)      (40,194)
          Inventories                                                                   2,005       (16,195)
          Accounts payable                                                            (10,150)       11,238
          Disbursements related to discontinued defense
             business                                                                 (13,249)       (6,259)
          Other assets and liabilities                                                (13,786)      (16,677)
                                                                                    ---------     ---------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                        49,094        58,267
                                                                                    ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                         (73,837)      (68,087)
   Purchase of businesses, net of cash acquired                                        (2,378)     (123,584)
   Maturities of investments available-for-sale                                          --          40,000
   Investments held-to-maturity, net of purchases                                        --           4,010
   Proceeds from sale of a business                                                     8,502          --
   Other investing activities                                                           3,607        (5,090)
                                                                                    ---------     ---------
      NET CASH (USED) BY INVESTING ACTIVITIES                                         (64,106)     (152,751)
                                                                                    ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Short-term borrowings, net                                                         (11,530)       (8,735)
   Current maturities and long term debt:
     Additions                                                                        121,956        37,177
     Reductions                                                                       (21,757)      (25,785)
   Cash dividends paid on common stock                                                (18,752)      (20,539)
   Common stock issued-options                                                          1,296         2,078
   Common stock acquired for treasury                                                 (42,831)      (60,734)
   Other financing activities                                                          (1,767)       (1,341)
                                                                                    ---------     ---------
      NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                 26,615       (77,879)
                                                                                    ---------     ---------
Effect of exchange rate changes on cash                                                  (980)       (2,472)
                                                                                    ---------     ---------
Net increase (decrease) in cash and cash equivalents                                   10,623      (174,835)
Cash and cash equivalents at beginning of period                                       41,562       221,565
                                                                                    ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $  52,185     $  46,730
                                                                                    =========     =========


See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS (Continued)

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Unaudited)


                                                                  Three Months Ended          Six Months Ended
                                                                        June 30                   June 30
(In thousands)                                                     1999         1998         1999         1998
                                                                 --------     --------     --------     --------
Net income                                                       $ 23,823     $ 33,074     $ 38,622     $ 57,416

Other comprehensive income (expense):
    Foreign currency translation adjustments                       (5,517)      (5,050)     (29,062)      (6,136)
    Unrealized investment gains, net of deferred income taxes        --           --           --             28
                                                                 --------     --------     --------     --------
Other comprehensive (expense)                                      (5,517)      (5,050)     (29,062)      (6,108)
                                                                 --------     --------     --------     --------

TOTAL COMPREHENSIVE INCOME                                       $ 18,306     $ 28,024     $  9,560     $ 51,308
                                                                 ========     ========     ========     ========


See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Continued)

                        REVIEW OF OPERATIONS BY SEGMENT*
                                   (Unaudited)

(IN MILLIONS)
                                                   MILL           GAS AND                         GENERAL    CONSOLIDATED
THREE MONTHS ENDED JUNE 30, 1999                 SERVICES     FLUID CONTROL   INFRASTRUCTURE     CORPORATE      TOTALS
                                                 --------     -------------   --------------     ---------   ------------
NET SALES TO UNAFFILIATED CUSTOMERS              $  182.3       $  139.1         $  109.3         $  --        $  430.7
                                                 --------       --------         --------         ------       --------

INCOME BEFORE INTEREST, INCOME TAXES, AND
  MINORITY INTEREST                              $   19.6       $   10.5         $   13.8         $  0.5       $   44.4
INTEREST INCOME                                       1.1            0.1             --              --             1.2
INTEREST EXPENSE                                     (2.9)          (1.3)            (1.6)          (1.1)          (6.9)
INCOME TAX (EXPENSE) BENEFIT                         (5.6)          (3.8)            (4.5)           0.1          (13.8)
MINORITY INTEREST IN NET (INCOME) LOSS               (1.1)          --               --              --            (1.1)
                                                 --------       --------         --------         ------       --------

SEGMENT NET INCOME (LOSS)                        $   11.1       $    5.5         $    7.7         $ (0.5)      $   23.8
                                                 ========       ========         ========         ======       ========



                                                  MILL           GAS AND                          GENERAL    CONSOLIDATED
THREE MONTHS ENDED JUNE 30, 1998*               SERVICES      FLUID CONTROL    INFRASTRUCTURE    CORPORATE      TOTALS
                                                --------      -------------    --------------    ---------   ------------
Net sales to unaffiliated customers             $  203.6        $  145.7          $  107.0        $  --        $  456.3
                                                --------        --------          --------        ------       --------

   Income before interest, income taxes,
     and minority interest                      $   29.1        $   16.4          $   11.1        $  0.1       $   56.7
   Interest income                                   1.3            --                 0.1           0.6            2.0
   Interest expense                                 (2.8)           (0.7)             (1.2)          --            (4.7)
   Income tax (expense) benefit                    (10.9)           (6.1)             (3.4)          0.8          (19.6)
   Minority interest in net (income) loss           (1.4)            0.1              --             --            (1.3)
                                                --------        --------          --------        ------       --------

   Segment net income                           $   15.3        $    9.7          $    6.6        $  1.5       $   33.1
                                                ========        ========          ========        ======       ========

* The 1998 segment information has been restated in accordance with the Financial Accounting Standards Board SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information."

     Segment information reflects the first quarter 1999 reorganization of the Patterson-Kelley division. The reorganization resulted in the realignment of the heat transfer and industrial blending equipment product lines from the Gas and Fluid Control Segment to the Infrastructure Segment. Sales of these product lines were $7.2 million and $7.5 million for the second quarter of 1999 and 1998, respectively.

See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Continued)

                        REVIEW OF OPERATIONS BY SEGMENT*
                                   (Unaudited)

  (IN MILLIONS)
                                                 MILL           GAS AND                        GENERAL      CONSOLIDATED
SIX MONTHS ENDED JUNE 30, 1999                 SERVICES      FLUID CONTROL   INFRASTRUCTURE   CORPORATE        TOTALS
                                               --------      -------------   --------------   ---------     ------------
   NET SALES TO UNAFFILIATED CUSTOMERS         $  355.4        $  273.2         $  206.7        $  --         $  835.3
                                               --------        --------         --------        ------        --------

INCOME BEFORE INTEREST, INCOME TAXES,
AND MINORITY INTEREST                          $   36.1        $   18.5         $   20.1        $  0.2        $   74.9
INTEREST INCOME                                     2.0             0.1              0.1           0.1             2.3
INTEREST EXPENSE                                   (5.7)           (2.7)            (3.0)         (1.7)          (13.1)
INCOME TAX EXPENSE                                (10.3)           (6.0)            (6.3)         (0.5)          (23.1)
MINORITY INTEREST IN NET (INCOME) LOSS             (2.5)            0.1              --            --             (2.4)
                                               --------        --------         --------        ------        --------

   SEGMENT NET INCOME                          $   19.6        $   10.0         $   10.9        $ (1.9)       $   38.6
                                               ========        ========         ========        ======        ========



                                                 MILL           GAS AND                         GENERAL     CONSOLIDATED
SIX MONTHS ENDED JUNE 30, 1998*                SERVICES      FLUID CONTROL   INFRASTRUCTURE    CORPORATE       TOTALS
                                               --------      -------------   --------------    ---------    ------------
Net sales to unaffiliated customers            $  367.5        $  288.8         $  201.0        $  --         $  857.3
                                               --------        --------         --------        ------        --------

Income before interest, income taxes,
and minority interest                          $   51.6        $   29.5         $   17.8        $ (0.1)       $   98.8
Interest income                                     2.4            --                0.2           2.8             5.4
Interest expense                                   (4.7)           (1.4)            (2.5)          --             (8.6)
Income tax expense                                (19.6)          (11.2)            (5.4)          0.8           (35.4)
Minority interest in net (income) loss             (2.8)           --               --             --             (2.8)
                                               --------        --------         --------        ------        --------

Segment net income                             $   26.9        $   16.9         $   10.1        $  3.5        $   57.4
                                               ========        ========         ========        ======        ========

* The 1998 segment information has been restated in accordance with the Financial Accounting Standards Board SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information."

     Segment information reflects the first quarter 1999 reorganization of the Patterson-Kelley division. The reorganization resulted in the realignment of the heat transfer and industrial blending equipment product lines from the Gas and Fluid Control Segment to the Infrastructure Segment. Sales of these product lines were $12.7 million and $13.8 million for the first six months of 1999 and 1998, respectively.

See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories consist of:

                                                     June 30           December 31
(in thousands)                                         1999               1998
                                                     --------          -----------
Finished Goods                                       $ 46,703           $ 45,259
Work in process                                        35,793             36,060
Raw materials and purchased parts                      60,850             71,576
Stores and supplies                                    23,585             22,909
                                                     --------           --------

                                                     $166,931           $175,804
                                                     ========           ========


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

The settlement does not resolve the claim by the Internal Revenue Service ("IRS") that, contrary to the Company's position, certain cargo truck models sold by the Company should be considered to have gross vehicle weights in excess of the 33,000 pound threshold under FET law, are not entitled to an exemption from FET under any other theory, and therefore are taxable. In March 1999, the IRS assessed an increase in FET of $30.4 million plus penalties of $6.3 million and applicable interest currently estimated by the Company to be $43.7 million.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Continued)

This increase in FET takes into account offsetting credits of $9.2 million, based on a partial allowance of the Company's $28.7 million claim that certain truck components are exempt from FET. The IRS disallowed in full the Company's additional claim that it is entitled to the entire $52 million of FET (plus applicable interest currently estimated by the Company to be $39.0 million) the Company has paid on the five-ton trucks, on the grounds that such trucks qualify for the FET exemption applicable to certain vehicles specially designed for the primary function of off-highway transportation. In the event that the Company ultimately receives from the IRS a refund of tax (including applicable interest) with respect to which the Company has already received reimbursement from the Army, the refund would be allocated between the Company and the Army. The Company plans to vigorously contest the IRS assessment in Federal District Court or the U.S. Court of Federal Claims. Although there is risk of an adverse outcome, both the Company and the Army believe that the cargo trucks are not taxable. No recognition has been given in the accompanying financial statements for the Company's claims with the IRS.

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

Under the settlement, the Army agreed that if the cargo trucks are determined to be taxable, the 1993 decision of the Armed Services Board of Contract Appeals (which ruled that the Company is entitled to a price adjustment to the contract for reimbursement of FET paid on vehicles that were to be delivered after October 1, 1988) will apply to the question of the Company's right to reimbursement from the Army for after-imposed taxes on the cargo trucks. In the Company's view, application of the 1993 decision will favorably resolve the principal issues regarding any such future claim by the Company. Therefore, the Company believes that even if the cargo trucks are ultimately held to be taxable, the Army would be obligated to reimburse the Company for a majority of the tax, (but not interest or penalty, if any), resulting in a net maximum liability for the Company of $5.8 million plus penalties of $6.3 million and applicable interest currently estimated by the Company to be $43.7 million. The Company believes it is unlikely that resolution of this matter will have a material adverse effect on the Company's financial position, however, it could have a material effect on quarterly or annual results of operations.

OTHER DEFENSE BUSINESS LITIGATION

In 1992, the U.S. Government filed a counterclaim against the Company in a civil suit alleging violations of the False Claims Act and breach of a contract to supply M109A2 Self-Propelled Howitzers. The counterclaim was filed in response to the Company's claim of approximately $5 million against the Government for costs incurred on this contract relating to the same issue. In May 1997, the U.S. Court of Federal Claims issued a decision in the first phase of the case, denying the Company's claim for reimbursement and granting the Government's

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Continued)

counterclaim for breach of contract and penalties under the False Claims Act. The Government had filed a brief seeking penalties and treble damages totaling approximately $26 million. In May 1999, the Company reached an agreement with the U.S. Government to settle the case. Under the settlement agreement, Harsco paid the U.S. Government $11 million and both parties released all claims in the case. The settlement payment was charged against an existing reserve in the second quarter of 1999.

In 1992, the United States Government through its Defense Contract Audit Agency commenced an audit of certain contracts for sale of tracked vehicles by the Company to foreign governments, which were financed by the United States Government through the Defense Security Assistance Agency. The Company cooperated with the audit and responded to a number of issues raised by the audit. In September 1994, the Company received a subpoena issued by the Department of Defense Inspector General seeking various documents relating to sale contracts between the Company and foreign governments which were funded by the Defense Security Assistance Agency. The Government subsequently subpoenaed a number of former employees of the Company's divested defense business to testify before a grand jury and since October 1998, has issued grand jury subpoenas to the Company for additional documents. The Company is continuing to cooperate and is responding to Government document requests. Based on discussions with the Government, Harsco is the target of this investigation which primarily focuses on whether the Company made improper certifications to the Defense Security Assistance Agency. The Company expects the Government to assert claims against it, but it is not yet known what the amount of claims, fines or penalties would be or if any such claims would have a material adverse effect on the Company's financial position or results of operations.

CONTINUING OPERATIONS - CONTINGENCIES

ENVIRONMENTAL

The Company is involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites. While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company. The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Consolidated Balance Sheet at June 30, 1999 and December 31, 1998, includes an accrual of $3.9 million and $4.9 million, respectively, for environmental matters. The amounts affecting earnings on a pre-tax basis related to environmental matters totaled $0.4 million of income for the six months of 1999 and $0.3 million of expense for the six months of 1998.

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

OTHER

The Company is subject to various other claims, legal proceedings, and investigations covering a wide range of matters that arose in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance or by accruals, and if not so covered, are without merit or are of such kind, or involve such amounts, that would not have a material adverse effect on the financial position or results of operations of the Company.

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

The Company enters into forward foreign exchange contracts to hedge transactions of its non-U.S. subsidiaries, for firm commitments to purchase equipment and for export sales denominated in foreign currencies. These contracts generally are for 90 to 180 days or less. For those contracts that hedge an identifiable transaction, gains or losses are deferred and accounted for as part of the underlying transaction. The cash flows from these contracts are classified consistent with the cash flows from the transaction being hedged. The Company also enters into forward exchange contracts for intercompany foreign currency commitments. These foreign exchange contracts do not qualify as hedges, therefore, gains and losses are recognized in income based on fair market value. As of June 30, 1999, the total of all forward exchange contracts amounted to $19.7 million with an unfavorable mark-to-market fluctuation of $27 thousand.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Continued)

Reconciliation of Basic and Diluted Shares

                                               Three Months Ended            Six Months Ended
                                                    June 30                      June 30
(Dollars in thousands, except per share)      1999           1998           1999           1998
                                          -----------    -----------    -----------    -----------
Net income                                $    23,824    $    33,074    $    38,622    $    57,416
                                          ===========    ===========    ===========    ===========

Average shares of common stock
       outstanding used to compute
       basic earnings per common
       share                               41,124,688     46,322,100     41,375,601     46,564,135

Additional common shares to be
       issued assuming exercise of
       stock options, net of shares
       assumed reacquired                     182,815        462,679        149,825        445,638
                                          -----------    -----------    -----------    -----------

Shares used to compute dilutive
       effect of stock options             41,307,503     46,784,779     41,525,426     47,009,773
                                          ===========    ===========    ===========    ===========

Basic earnings per common share           $       .58    $       .71    $       .93    $      1.23
                                          ===========    ===========    ===========    ===========

Diluted earnings per common share         $       .58    $       .71    $       .93    $      1.22
                                          ===========    ===========    ===========    ===========


New Financial Accounting Standard Issued

In June 1998, the Financial Accounting Standard Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), with an amended date effective for fiscal years beginning after June 15, 2000. SFAS 133 requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or Other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and, if it is, the type of hedge transaction. The Company will adopt SFAS 133 by the first quarter of 2001. Due to the Company's limited use of derivative instruments, SFAS 133 is not expected to have a material effect on the financial position or results of operations of the Company.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The change in the Company's financial position and liquidity is summarized as follows:

                                          JUNE 30        DECEMBER 31     INCREASE/
(DOLLARS ARE IN MILLIONS)                  1999             1998         (DECREASE)
                                        ----------       -----------     ----------
Current Assets                          $    596.2       $    587.4       $   8.8
Current Liabilities                          414.1            474.8         (60.7)
                                        ----------       ----------       -------
Working Capital                         $    182.1       $    112.6       $  69.5

Current Ratio                                1.4:1            1.2:1
                                        ----------       ----------       -------

Notes Payable and
Current Maturities                      $     39.1       $     54.6       $ (15.5)
Long Term Debt                               404.6            309.1          95.5
                                        ----------       ----------       -------
Total Debt                                   443.7            363.7          80.0
Total Equity                                 640.9            685.3         (44.4)
                                        ----------       ----------       -------
Total Capital                           $  1,084.6       $  1,049.0       $  35.6
Total Debt as a Percent of
   Total Capital                              40.9%            34.7%
                                        ----------       ----------       -------

The improvement in the Company's working capital position and current ratio during the first six months of 1999 was due to an overall decrease in current liabilities of $60.7 million which included $13.2 million of cash payments related to the discontinued defense business.

Long term debt increased principally as a result of capital expenditures and share repurchases. Capital expenditures (investments) for the first half of 1999 were a record $73.8 million compared with $68.1 million in the first half of 1998. The Company acquired 1,202,850 shares of its common stock in the first half of 1999 for $35.0 million. Due to the timing of actual payments for the purchase of the stock, the cash flow used by financing activities in the first six months of 1999 was $42.8 million. The Company's capital investments, share repurchases and cash dividends demonstrate the Company's continued commitment to creating value through strategic investment and return of capital to shareholders.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                    SIX MONTHS
                                       ENDED
                                      JUNE 30        Year Ended            Year Ended           Year Ended
CASH UTILIZATION FOR THE PERIOD:        1999      December 31 1998      December 31 1997     December 31 1996
                                    ----------    ----------------      ----------------     ----------------
Capital Investments                  $   73.8         $  159.8              $  143.4             $  150.3
Strategic Acquisitions                    2.4            158.3                   8.5                 21.1
Share Repurchases                        42.8            169.3                 113.2                 30.7
Cash Dividends                           18.8             40.3                  39.1                 37.9
                                     --------         --------              --------             --------
Total                                $  137.8         $  527.7              $  304.2             $  240.0
                                     ========         ========              ========             ========

The Company's debt as a percent of capital increased as a result of the increased debt and a decrease in equity due to the Company's share repurchases and $29.1 million of other comprehensive expense resulting from foreign currency translation adjustments. The foreign currency translation adjustments are principally due to the 32% decrease in the translated value of the Brazilian real and the 12% decrease in the translated value of the euro.


SIX MONTHS ENDED JUNE 30 FINANCIAL STATISTICS

                                                     JUNE 30                    JUNE 30
                                                      1999                       1998
                                                     -------                    -------
Harsco Stock Price High/Low                          $34 3/8 - $23 1/16         $47 - $37 1/2
Annualized Return on Average Equity                   12.0%                      14.8%
Annualized Return on Average Assets                    9.6%                      13.9%
Annualized Return on Average Capital                   8.7%                      12.2%


Lower returns on average equity, assets, and capital are due principally to lower earnings in the first half of 1999 compared with the record first half of 1998. To a lesser extent, annualized return on average equity was positively affected by lower average equity due principally to share repurchases. Annualized return on average assets was negatively affected by higher average assets due to capital investments and purchases of businesses. Annualized return on average capital was negatively impacted by higher average capital due to increased debt financing. In addition, the Company's book value per share dropped from $16.22 per share at December 31, 1998 to $15.60 at June 30, 1999. This decrease was due principally to foreign currency translation adjustments and share repurchases.

Operating cash flows were $49.1 million in the first six months of 1999 compared with $58.3 million in the first six months of 1998. This decrease in cash from operating activities was due principally to lower earnings in the first half of 1999 and timing differences in accounts payable disbursements. Also, in the first half of 1999, the Company disbursed approximately $7 million in additional payments related to the discontinued defense business than in the 1998

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

comparable period. The cash decreases were partially offset by the favorable timing of cash payments for inventories and a lower accounts receivable increase in the first half of 1999 than in the comparable period in 1998.

The Company has a U.S. commercial paper borrowing program under which it can issue up to $400 million of short-term notes in the U.S. commercial paper market. In addition, the Company has a 3 billion Belgian franc commercial paper program, equivalent to approximately U.S. $77 million. The Belgian program provides the capacity to borrow euros to fund the Company's European operations more efficiently. The Company limits the aggregate commercial paper and syndicated credit facility borrowings at any one time to a maximum $400 million. At June 30, 1999, the Company had $211.4 million of commercial paper debt outstanding under the commercial paper programs.

The Company has available through a syndicate of banks a $400 million multi-currency five-year revolving credit facility, extending through July 2001. This facility serves as back-up to the Company's U.S. commercial paper program. As of June 30, 1999 there were no borrowings outstanding under this facility.

The Company's outstanding long-term notes are rated A by Standard & Poor's, A by Fitch IBCA and A-3 by Moody's. The Company's commercial paper is rated A-1 by Standard & Poor's, F-1 by Fitch IBCA and P-2 by Moody's. These investment-grade credit ratings have been recently reaffirmed. The Company also has on file, with the Securities and Exchange Commission, a Form S-3 shelf registration for the possible issuance of up to an additional $200 million of new debt securities, preferred stock or common stock.

As indicated by the above, the Company's financial position and debt capacity should enable it to meet its current and future requirements. As additional resources are needed, the Company should be able to obtain funds readily and at competitive costs. The Company is positioned to continue to invest in strategic acquisitions, capital investments, share repurchases and cash dividends as a means to enhance shareholder value.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS
SECOND QUARTER OF 1999 COMPARED
WITH SECOND QUARTER OF 1998

                                                                                                       PERCENT
                                                                                  INCREASE            INCREASE
(MILLIONS OF DOLLARS, EXCEPT PER SHARE)             1999          1998           (DECREASE)          (DECREASE)
                                                    ----          ----           ----------          ----------
Revenues                                         $  431.4      $   456.9         $   (25.5)               (6%)

Net income                                       $   23.8      $    33.1         $    (9.3)              (28%)

Basic earnings per common share                  $    .58      $     .71         $    (.13)              (18%)

Diluted earnings per common share                $    .58      $     .71         $    (.13)              (18%)

SUMMARY ANALYSIS OF RESULTS

Second quarter revenues for 1999 were $431.4 million, a 6% decrease from last year's comparable period. The strong U.S. dollar continues to affect the company's performance. The euro currency devalued further in the second quarter and the Brazilian real, which showed some sign of recovery in April, fell in value in May and June. As a result of this, and several other currencies that devalued against the dollar, translated sales were lowered by over $10 million in the second quarter. Softness in the steel and gas industries continued, but there are some signs of an uptrend for the second half of 1999.

Net income at $23.8 million was down 28% from the second quarter of 1998. This decrease reflects the global problems of the steel industry, which in the United States, has led to bankruptcy filings for some steel producers. Also, the soft market conditions in the industrial gas and oil industries reduced income. Steel capacity utilization rates in the United States have begun to trend upward, and while there is still market uncertainty for the gas and oil industries, the Company's backlog trend has begun to improve.

COMPARATIVE ANALYSIS OF CONSOLIDATED RESULTS

As noted above, revenues for 1999 decreased from last year's comparable period. The decrease was due to reduced volume for Mill Services, with approximately half of this reduction related to foreign exchange translation effects. The incremental sales of acquired companies more than offset the divestitures of non-core businesses. Sales of scaffolding, shoring and forming services increased while demand for grating products and pipe fittings decreased. Excluding the adverse foreign exchange translation effect of the strengthening U.S. dollar, particularly against the Brazilian real and the euro, consolidated revenues were three percent below the second quarter of 1998.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cost of services and products sold increased as a percent of sales due to the inclusion of acquired companies and reduced volume. As a result of the Company's continuing cost reduction, process improvement and reorganization efforts, selling, general and administrative expenses were below 1998, despite the inclusion of acquired companies.

Income before income taxes and minority interest was down 28% from the comparable period in 1998 due principally to lower results for metal reclamation and mill services, as well as gas control and containment equipment. Additionally, the earnings of acquired companies were more than offset by reduced earnings related to process equipment and pipe fittings. Interest income was lower due to a decreased amount of cash available for investment purposes. Interest expense was higher than last year's comparable period as a result of increased borrowings for the Company's share repurchase program and for the funding of capital expenditures.

The Company's results continued to be adversely affected by the effects of lower worldwide steel prices and production. These problems contributed to reduced sales and income, exclusive of acquired companies, in our United States, Asian, European and Australian operations. A soft market for products related to the oil and gas industries reduced profit margins in comparison to the 1998 second quarter.

The effective income tax rate for the second quarter of 1999 was 35.7% versus 36.2% for 1998. The reduction in the income tax rate is composed of lower effective income tax rates on international earnings.


SEGMENT ANALYSIS

An analysis of the results for each of the Company's three business segments is presented below.

Mill Services Segment                                                            PERCENT
                                                              INCREASE          INCREASE
(MILLIONS OF DOLLARS)            1999           1998         (DECREASE)        (DECREASE)
                                 ----           ----         ----------        ----------
Sales                         $   182.3      $   203.6       $    (21.3)          (10%)

Segment net income                 11.1           15.3             (4.2)          (27%)

Sales of the Mill Services Segment were below 1998's second quarter due to the adverse effects of foreign exchange translation and the adverse effects of low worldwide steel prices and production. Fluctuating foreign currency translation rates, principally the Brazilian real and euro, reduced sales by $10.1 million from the 1998 comparable period.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Net income from the Mill Services Segment was significantly below 1998's second quarter. The decrease reflected the adverse volume effects of lower worldwide steel prices and production, particularly in the United States. The effect of lower priced imported steel in the United States has resulted in several recent customer bankruptcy filings. As a result, in the second quarter of 1999, the provision for doubtful accounts was increased.


Gas and Fluid Control Segment

                                                                                         PERCENT
                                                                  INCREASE              INCREASE
(MILLIONS OF DOLLARS)               1999            1998         (DECREASE)             (DECREASE)
- ---------------------               ----            ----         ----------              --------
Sales                            $   139.1      $   145.7        $     (6.6)               (5%)

Segment net income                     5.5            9.7              (4.2)              (43%)

This segment was adversely affected by soft market conditions affecting the industrial gas and oil industries. Consequently, sales decreased from the second quarter of 1998. Lower sales of process equipment, due in part to the divestment of non-core businesses, as well as reduced sales for pipe fittings and gas control and containment equipment, more than offset the inclusion of sales of acquired companies.

The reduction in sales resulted in reduced net income from the second quarter of 1998. Also, a valuation provision related to the writedown of assets available for sale reduced pre-tax income by $.9 million in the quarter.

Infrastructure Segment

                                                                                                    PERCENT
                                                                             INCREASE              INCREASE
(MILLIONS OF DOLLARS)                          1999            1998         (DECREASE)             (DECREASE)
- ---------------------                          ----            ----         ----------              --------
Sales                                       $  109.3        $  107.0          $   2.3                   2%

Segment net income                               7.7             6.6              1.1                  17%

Sales of the Infrastructure Segment were higher than last year's comparable period due to increased revenues for scaffolding, shoring and forming services. This reflects continued strength in demand for non-residential construction.

Net income was above 1998's second quarter due principally to cost reductions, process improvements, reorganization actions as well as higher revenues.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


INDUSTRIAL SERVICES AND ENGINEERED PRODUCTS

In addition to the segment reporting previously presented, the Company is a diversified industrial services and engineered products company. Total industrial service sales, include metal reclamation and mill services, as well as scaffolding, shoring, and forming services and railway maintenance of way services. Engineered products include sales of the Reed Minerals unit in the Mill Services Segment, and product sales of the Infrastructure and the Gas and Fluid Control Segments. Sales and income for the second quarter of 1999 and 1998 are presented in the following table:

INDUSTRIAL SERVICES AND ENGINEERED PRODUCTS

                                                       SECOND QUARTER                              SECOND QUARTER
(MILLIONS OF DOLLARS)                                       1999                                        1998
- -------------------------------------------------------------------------------------------------------------------------
                                                AMOUNT                PERCENT                AMOUNT              PERCENT
SALES
Industrial Services                           $  217.8                   51%                $ 235.3                  52%

Engineered Products                              212.9                   49%                  221.0                  48%
                                              --------                  ---                 -------                 ---

   Total sales                                $  430.7                  100%                $ 456.3                 100%
                                              ========                  ===                 =======                 ===

INCOME
Industrial Services                           $   22.4                   51%                $  30.6                  54%

Engineered Products                               21.5                   49%                   26.0                  46%
                                              --------                  ---                 -------                 ---

    Total segment income
    before interest, income taxes,
    and minority interest
                                              $   43.9                  100%                $  56.6                 100%
                                              ========                  ===                 =======                 ===

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS
FIRST SIX MONTHS OF 1999 COMPARED WITH FIRST SIX MONTHS OF 1998

                                                                                                     $                   PERCENT
                                                                                                 INCREASE               INCREASE
(MILLIONS OF DOLLARS, EXCEPT PER SHARE)            1999                     1998                 (DECREASE)             (DECREASE)
- ---------------------------------------            ----                     ----                 ---------               --------
Revenues                                          $ 836.5                 $ 858.2                 $ (21.7)                 (3%)
Net income                                        $  38.6                 $  57.4                 $ (18.8)                (33%)
Basic earnings per common share                   $   .93                 $  1.23                 $  (.30)                (24%)
Diluted earnings per common share                 $   .93                 $  1.22                 $  (.29)                (24%)

SUMMARY ANALYSIS OF RESULTS

The Company's results for the first six months of 1999 reflect the adverse effects of a steel industry affected by overcapacity, reduced prices and weak demand in certain parts of the world. These problems contributed to lower production and financial stress at many steel mills. In certain instances customers in the United States were forced to file for bankruptcy protection. Additionally, soft market conditions in the industrial gas and oil industries reduced results from the prior year. Finally, the strong U.S. dollar continues to adversely impact the foreign exchange effect at operations in many countries in which the Company has operations. Indications late in the second quarter were that certain of the aforementioned unfavorable trends were beginning to dissipate.

COMPARATIVE ANALYSIS OF CONSOLIDATED RESULTS

Revenues for the first six months of 1999 were $836.5 million, slightly below last year's comparable period. Revenues decreased despite the inclusion of acquired companies. Excluding the adverse foreign exchange translation effect of the strengthening U.S. dollar, particularly against the Brazilian real and the euro, revenues approximated the first six months of 1998.

Costs of services and products sold increased, principally due to the inclusion of acquired companies. As a result of the Company's continuing cost reduction, process improvement, and reorganization efforts, selling, general and administrative expenses decreased.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Income before income taxes and minority interest was down 33% from the comparable period in 1998. Interest income was lower due to a decreased amount of cash available for investment purposes. Interest expense was higher than last year's comparable period as a result of increased borrowings for the Company's share repurchase program and for capital expenditures. The Company's defense business was sold in the fourth quarter of 1997. This resulted in $344 million of pre-tax cash proceeds. The availability of a substantial portion of this cash in the first six months of 1998 resulted in additional interest income, as well as reduced interest expense compared to the first six months of 1999.

The effective income tax rate for the first six months of 1999 was 36% versus 37% for 1998. The reduction in the income tax rate is due principally to lower effective income tax rates on international earnings.

SEGMENT ANALYSIS

An analysis of the results for each of the Company's three business segments is presented below.

                                                                            $               PERCENT
Mill Services Segment                                                    INCREASE          INCREASE
(MILLIONS OF DOLLARS)                   1999             1998           (DECREASE)        (DECREASE)
- --------------------                    ----             ----            --------          --------
Sales                                   $355.4           $367.5           $(12.1)              (3%)
Segment net income                        19.6             26.9             (7.3)             (27)

Sales of the Mill Services Segment were below 1998's first six months despite the inclusion of an acquired company for the full six months of 1999. This decrease reflected the adverse effects of foreign exchange translation and overcapacity in the steel industry which has adversely affected worldwide steel prices and production. This is particularly true in the United States where the steel industry filed complaints with the government due to alleged unfairly low priced imports. Lower steel production adversely affected volume and margins at most steel mills in the United States including many of the Company's customers.

Net income of the Mill Services Segment was significantly below 1998's first six months. The decrease reflected the adverse effects of lower steel production and prices, as well as increased provisions for doubtful accounts arising from financial stress to customers. Also, interest expense increased from last year's first six months. On a comparative basis, results for the first six months of 1999 include a foreign currency translation gain in Brazil, which offset the adverse effect of the strong U.S. dollar, while in the first six months of 1998, net foreign currency translation exchange losses were incurred.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Gas and Fluid Control Segment

                                                                        $              PERCENT
                                                                     INCREASE          INCREASE
(MILLIONS OF DOLLARS)                1999             1998          (DECREASE)        (DECREASE)
- --------------------                 ----             ----           --------          --------
Sales                               $273.2           $288.8            $(15.6)            (5%)
Segment net income                    10.0             16.9              (6.9)            (41)

Sales of the Gas and Fluid Control Segment decreased from the first six months of 1998 despite the inclusion of sales of three acquired companies. More than offsetting the acquisitions were lower sales of process equipment due in part to the divestment of two non-core businesses, as well as reduced sales of pipe fittings, and gas control and containment equipment both of which reflected reduced demand in the industrial gas and oil industries.

Net income was below 1998's first six months principally due to the sales reduction discussed above. Net income was also below 1998, but to a lesser extent, due to a valuation provision related to the writedown of assets available for sale.

Infrastructure Segment

                                                                          $              PERCENT
                                                                      INCREASE          INCREASE
(MILLIONS OF DOLLARS)                1999             1998           (DECREASE)        (DECREASE)
 -------------------                 ----             ----            --------          --------
Sales                               $206.7            $201.0          $  5.7                3%
Segment net income                    10.9              10.1              .8                8

Sales of the Infrastructure Segment were higher than last year's comparable period due to increased sales for scaffolding, shoring and forming services, as well as sales of railway maintenance of way equipment and contract services.

Net income was above 1998's first six months due principally to improved margins on sales of grating products. Income was lower for railway maintenance of way equipment due principally to lower margins.

INDUSTRIAL SERVICES AND ENGINEERED PRODUCTS

In addition to the segment reporting previously presented, the Company is a diversified industrial services and engineered products company. Total industrial services sales, include metal reclamation and mill services, as well as scaffolding, shoring, and forming services and railway maintenance of way services. Engineered products include sales of the Reed Minerals unit in the Mill Services Segment, and product sales of the Infrastructure and the Gas and Fluid Control Segments.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Sales and income for the six months of 1999 and 1998 are presented in the following table:

(MILLIONS OF DOLLARS)                                             1999                                 1998
- ------------------------------------------------------------------------------------------------------------------
                                                      AMOUNT           PERCENT            AMOUNT           PERCENT
SALES
Industrial Services                                    $418.0             50%              $425.8             50%

Engineered Products                                     417.3             50                431.5             50
                                                       ------            ---               ------            ---

    Total sales                                        $835.3            100%              $857.3            100%
                                                       ======            ===               ======            ===


INCOME
Industrial Services                                     $40.0             54%              $ 53.8             54%

Engineered Products                                      34.7             46                 45.1             46
                                                       ------            ---               ------            ---

    Total segment income before interest, income
    taxes, and minority interest
                                                       $ 74.7            100%              $ 98.9            100%
                                                       ======            ===               ======            ===


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

During the first six months of 1999, $1.2 million of reorganization expense related to employee termination benefits was incurred primarily in the Mill Services and Gas and Fluid Control Segments principally in the United States. In the first six months of 1999, 122 employees were included in employee termination arrangements initiated by the Company and approximately $0.8 million cash payments were made under such arrangements. The payments are reflected as uses of operating cash in the Consolidated Statement of Cash Flows. Under these reorganization actions, 109 employees have been terminated as of June 30, 1999. Approximately $0.4 million of additional cash payments related to the first six months of 1999 reorganization actions are expected to be disbursed in the second half of 1999.

Also during the first six months of 1999, $2.3 million of cash severance payments were disbursed in connection with the termination of 310 employees that had been included in employee termination actions initiated, recorded and disclosed in 1998. The cash severance payments in the first six months occurred principally in the Mill Services Segment in South Africa.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                EMPLOYEE TERMINATION BENEFITS COSTS AND PAYMENTS
                              (MILLIONS OF DOLLARS)


                                                        Activity             Activity       Summary of Activity       Total
                                                     First Quarter        Second Quarter           as of          Reorganization
                                                         1999                  1999           June 30, 1999         Actions in
                                                    ---------------      ---------------      -------------         ----------
Original reorganization action period:              1998       1999      1998       1999      1998       1999      1998 - 1999
                                                    ----       ----      ----       ----      ----       ----      -----------
Employee termination benefits expense:             (1)$6.5     $1.2        N/A     $   -    (1)$6.5      $1.2          $7.7
                                                      ====     ====                            ----      ----          ----
Payments:

  Disbursed in 1998:                               (2)(2.4)     N/A        N/A      N/A     (2)(2.4)      N/A          (2.4)
  Disbursed in applicable period of 1999:(3)          (1.9)    (0.7)      (0.4)     (0.1)      (2.3)     (0.8)         (3.1)
                                                     -----    -----      -----     -----       ----      ----          ----
     Total payments:                                 $(4.3)   $(0.7)     $(0.4)    $(0.1)      (4.7)     (0.8)         (5.5)
                                                     =====    =====      =====     =====

                                                                                 Other:         0.1         -           0.1
                                                                                              -----      ----          ----
                                                                    Remaining payments: (4)   $ 1.9      $0.4          $2.3
                                                                                              =====      ====          ====

N/A - Not Applicable

(1) -  This expense was recorded and disclosed in 1998.

(2) -  Disbursements recorded in 1998.

(3) - Disbursements in 1999 are displayed under the quarter disbursed. Disbursements are categorized according to the original reorganization action period to which they relate (1998 or 1999).

(4) - Remaining payments are categorized according to the original reorganization action period to which they relate (1998 or 1999).


                   EMPLOYEE TERMINATIONS - NUMBER OF EMPLOYEES

                                                        Activity             Activity       Summary of Activity       Total
                                                     First Quarter        Second Quarter           as of          Reorganization
                                                         1999                  1999           June 30, 1999         Actions in
                                                    ---------------      ---------------      -------------         ----------
Original reorganization action period:              1998       1999      1998       1999      1998       1999      1998 - 1999
                                                    ----       ----      ----       ----      ----       ----      -----------
Employees affected:                                 670        108       N/A         14        670        122          792
                                                    ====       ===                   ==        ---        ---          ---
Employee terminations:
       Terminated in 1998:                         (349)       N/A       N/A        N/A       (349)       N/A         (349)
       Terminated in 1999:                         (303)       (78)       (7)       (31)      (310)      (109)        (419)
                                                   ----       ----       ---       ----       ----       ----         ----
       Total terminations:                         (652)       (78)       (7)       (31)      (659)      (109)        (768)
                                                   ====       ====       ===       ====

                                                                                 Other:         52          -           52
                                                                                               ---        ---          ---
                                                                Remaining terminations:         63         13           76
                                                                                               ===        ===          ===



N/A - Not Applicable

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


ECONOMIC ENVIRONMENT

The Company has currency exposures for its international operations which may be subject to volatility, such as the 1999 foreign exchange fluctuations experienced in Brazil. Such exposures may result in reduced sales, income, other comprehensive income and cash flows.

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


YEAR 2000 READINESS

Year 2000 Statements contained herein about Harsco products and services are Year 2000 Readiness Disclosures, pursuant to the Year 2000 Information and Readiness Disclosure Act, 15 U.S.C. 1-note.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Information Technology

As of June 30, 1999, the Company is substantially complete in its Year 2000 readiness assessment and prioritization of information technology. The Company has determined that it is necessary to modify, upgrade or replace portions of its hardware and software so that its computer applications will properly utilize dates beyond December 31, 1999, and is in the process of implementing such changes. The majority of the software which is not Year 2000 ready is being updated through normal software upgrades and replacements.

The Company is approximately 90% complete as of June 30, 1999 in the required remediation or replacement and testing of information technology hardware and software. It is estimated that the major information technology system improvements and testing will be completed principally by the third quarter of 1999. Most replacement hardware and software has been purchased from vendors who have asserted that their software is Year 2000 ready. As additional assurance, our process includes an overall Year 2000 readiness assessment of critical business partners including information technology vendors.

Non-Information Technology Systems

Included within the scope of our Year 2000 readiness plan are non-information technology systems including office, operating, and production equipment with embedded chips. Our assessment process generally includes inventorying such equipment and making a determination, principally through supplier inquiry, as to the Year 2000 readiness status of critical items. As of June 30, 1999, the Company is substantially complete in the assessment of non-information technology systems. Our process includes the testing, where possible, of date-sensitive mission critical embedded chips. As of June 30, 1999, the Company is approximately 95% complete in the necessary testing of date sensitive mission critical equipment with embedded chips. It is estimated that testing will be substantially completed by the third quarter of 1999. No required Year 2000 modifications or replacements of a material nature have been identified for non-information technology systems.

Third Parties

The Company is also engaged in communications with its significant business partners, suppliers, and major customers to determine the extent to which the Company is vulnerable to such third parties' failure to address their own Year 2000 issues. The Company's assessment is based on information available from such third parties. The Company is also seeking assurances from the third parties that their computer applications will not fail due to Year 2000 problems. The third party assessment process is approximately 92% complete as of June 30, 1999. It is estimated that the assessment process will be substantially complete by the third quarter of 1999. No mission critical third parties have indicated that they will not be Year 2000 ready by December 31, 1999.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                               YEAR 2000 READINESS

                                                          ESTIMATED PERCENTAGE COMPLETE
                                                               AS OF JUNE 30, 1999
                                             ------------------------------------------------------
                                             SURVEYING AND                REMEDIATION, REPLACEMENT,
                                             PRIORITIZATION                CORRECTION AND TESTING
                                             --------------                ----------------------
Information Technology                            100%                               90%
Non-Information Technology Systems                100%                               95%
Third Parties                                     92%                                 -

Costs

As of June 30, 1999, the Company has incurred approximately $2.3 million in cumulative Year 2000 readiness costs. Based on the assessment of information available as of June 30, 1999, the Company's cost to complete its Year 2000 readiness program is estimated to be an additional $1.1 million. Total Year 2000 readiness costs are estimated to be $3.4 million.

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

Management has engaged the Company's Internal Audit Department to perform Year 2000 readiness audits and to identify other material Year 2000 risks.

Additionally, the Year 2000 readiness status of any companies acquired during 1999 may adversely affect the Company's percentage complete statistics, readiness costs and estimated completion date. The Year 2000 status and risks of such potential acquired companies will be assessed during the due diligence process.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Contingency Plans

The Company is taking steps to mitigate the risk of a material impact of Year 2000 computer failures on its operations via the development of contingency plans. Contingency plans have been developed for those mission critical applications, functions, and resources for which the risk of a Year 2000-related failure has not been reduced to an insignificant level. Such plans include detailed alternative operating procedures to be invoked upon confirmation of a critical Year 2000 failure. The plans, which are under management review, will be updated as necessary as new information becomes available prior to 2000. Certain resources, such as electricity, are not easily replaceable and there are limited contingency planning options. If there is an extended Year 2000 failure by several third parties or supporting infrastructures, there could be a material adverse impact on the Company's financial position or results of operations.


EURO CURRENCY CONVERSION

On January 1, 1999, certain countries of the European Monetary Union established fixed conversion rates between their legacy currencies and one common currency, the euro. The euro now trades on currency exchanges and may be used in business transactions. Beginning in January 2002, new euro-denominated notes and coins will be issued and the existing legacy currency notes and coins will be withdrawn from circulation by July 1, 2002. The Company's arrangements for euro bank accounts and the modification of certain loan arrangements to accommodate the euro have been completed. The Company is evaluating other systems and business issues raised by the euro conversion. These issues include the need to adapt computer and other business systems and equipment and the long-term competitive implications of conversion. In 1998, the Company derived approximately 22% of its sales from the European geographic area, including non-European Monetary Union countries. In the first six months 1999, 22% of sales were from the European geographic area. The Company believes the euro conversion will not have a material effect on the Company's financial position or results of operations.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to foreign currency risk in its international operations. The Company conducts business in over thirty foreign countries and approximately 37%, 36% and 37% of the Company's net revenues for the years ended December 31, 1998, 1997 and 1996, respectively, were derived from the Company's operations outside the United States. To illustrate the effect of foreign currency exchange rate changes due to the strengthening of the U.S. dollar, in 1998 sales would have been 1% greater in comparison with the average exchange rates for the year 1997. A similar comparison for the first six months ended June 30, 1999, would have increased sales 2.3%, if the average exchange rate for 1998 would have remained the same for the first six months of 1999.

The Company seeks to reduce exposures to foreign currency fluctuations, through the use of forward exchange contracts. At June 30, 1999, these contracts amounted to $19.7 million and all will mature within 1999. The Company does not hold or issue financial instruments for trading purposes, and it is the Company's policy to prohibit the use of derivatives for speculative purposes.

Also, the company's cash flows and earnings are subject to changes in interest rates. Total debt of $443.7 million as of June 30, 1999 had interest rates ranging from 2.9% to 16.5%, of which approximately 37% were at fixed rates of interest. The weighted average interest rate of total debt was approximately 5.3%. At current debt levels, a one percentage increase in interest rates would increase annual interest expense by approximately $2.8 million.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

Information on legal proceedings is included under Part I, Item 1., the section labeled "Commitments and Contingencies."


ITEM 5.  OTHER INFORMATION

DIVIDEND INFORMATION:

On June 23, 1999, the Company announced that the Board of Directors declared a quarterly cash dividend of 22 1/2 cents per share, payable August 13, 1999, to shareholders of record on July 15, 1999.


ITEM 6(a).        EXHIBITS

The following exhibits are attached:

a.)    Exhibit No. 12 Computation of Ratios of Earnings to Fixed Charges.

b.)    Exhibit No. 27 Financial Data Schedule


ITEM 6(b).        REPORTS ON FORM 8-K

A report on Form 8-K dated May 25, 1999 was filed on June 3, 1999 relating to a settlement with the United States Government of litigation in the U.S. Court of Federal Claims involving a sale of howitzers in the 1980s by the Company's former BMY division to the U.S. Government.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  HARSCO CORPORATION
                                                          (Registrant)



DATE       August 3, 1999                   /S/ Salvatore D. Fazzolari
     -----------------------------          -----------------------------------
                                            Salvatore D. Fazzolari
                                            Senior Vice President and Chief
                                            Financial Officer



DATE       August 3, 1999                   /S/ Stephen J. Schnoor
     -----------------------------          -----------------------------------
                                            Stephen J. Schnoor
                                            Vice President and Controller