Form 10-Q
period 1999-09-30
HARSCO CORP
filed 1999-11-12
CIK 45876

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

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
YES  /X/       NO  / /


Title of Each Class                     Outstanding Shares at September 30, 1999
-------------------                     ----------------------------------------
Common Stock Par Value $1.25                            40,140,720
Preferred Stock Purchase Rights                         40,140,720

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                                        Three Months Ended              Nine Months Ended
                                                                           September 30                    September 30
(In thousands, except per share amounts)                                1999            1998            1999            1998
                                                                    -----------     -----------     -----------     -----------
REVENUES:
    Product sales                                                   $   209,798     $   218,330     $   627,110     $   649,815
    Service sales                                                       214,129         227,328         632,126         653,136
    Other                                                                 2,071             492           3,289           1,364
                                                                    -----------     -----------     -----------     -----------
      TOTAL REVENUES                                                    425,998         446,150       1,262,525       1,304,315
                                                                    -----------     -----------     -----------     -----------

COSTS AND EXPENSES:
    Cost of products sold                                               161,318         167,062         490,009         494,914
    Cost of services sold                                               165,718         174,960         488,960         497,765
    Selling, general and administrative expenses                         49,814          52,606         153,631         158,263
    Research and development expenses                                     1,885           1,764           5,013           4,570
    Other expense                                                         1,305           2,026           4,026           2,314
                                                                    -----------     -----------     -----------     -----------
      TOTAL COSTS AND EXPENSES                                          380,040         398,418       1,141,639       1,157,826
                                                                    -----------     -----------     -----------     -----------

      INCOME BEFORE INTEREST, INCOME TAXES AND
        MINORITY INTEREST
                                                                         45,958          47,732         120,886         146,489

Interest income                                                           1,222           1,358           3,458           6,783
Interest expense                                                         (6,117)         (5,589)        (19,195)        (14,143)
                                                                    -----------     -----------     -----------     -----------

      INCOME BEFORE INCOME TAXES AND MINORITY
      INTEREST                                                           41,063          43,501         105,149         139,129

Provision for income taxes                                               13,731          16,096          36,802          51,478
                                                                    -----------     -----------     -----------     -----------

      INCOME BEFORE MINORITY INTEREST                                    27,332          27,405          68,347          87,651

Minority interest in net income                                           1,220           1,461           3,613           4,291
                                                                    -----------     -----------     -----------     -----------

NET INCOME                                                          $    26,112     $    25,944     $    64,734     $    83,360
                                                                    ===========     ===========     ===========     ===========

Average shares of common stock outstanding                               40,740          45,782          41,161          46,300
                                                                    -----------     -----------     -----------     -----------
BASIC EARNINGS PER COMMON SHARE                                     $       .64     $       .57     $      1.57     $      1.80
                                                                    ===========     ===========     ===========     ===========

Diluted average shares of common stock outstanding                       40,854          46,100          41,299          46,703

                                                                    -----------     -----------     -----------     -----------
DILUTED EARNINGS PER COMMON SHARE                                   $       .64     $       .56     $      1.57     $      1.78
                                                                    ===========     ===========     ===========     ===========


CASH DIVIDENDS DECLARED PER COMMON SHARE                            $      .225     $       .22     $      .675     $       .66

See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Continued)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                 SEPTEMBER 30        DECEMBER 31
(In thousands)                                                       1999                1998
                                                                 ------------        -----------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                    $    50,002         $    41,562
    Receivables, less allowances for doubtful accounts of
      $11,608 in 1999 and $13,602 in 1998                            325,217             310,935
    Inventories                                                      160,604             175,804
    Other current assets                                              63,421              59,140
                                                                 -----------         -----------
       TOTAL CURRENT ASSETS                                          599,244             587,441
                                                                 -----------         -----------
Property, plant and equipment, at cost                             1,452,245           1,438,102
Accumulated depreciation                                             819,989             811,908
                                                                 -----------         -----------
                                                                     632,256             626,194
Cost in excess of net assets of companies acquired, net              262,050             273,708
Other assets                                                         136,619             136,238
                                                                 -----------         -----------
       TOTAL ASSETS                                              $ 1,630,169         $ 1,623,581
                                                                 ===========         ===========

LIABILITIES
CURRENT LIABILITIES:
    Notes payable and current maturities                         $    26,433         $    54,607
    Accounts payable                                                 114,787             142,681
    Accrued compensation                                              44,395              43,938
    Income taxes                                                      32,429              42,908
    Other current liabilities                                        169,090             190,688
                                                                 -----------         -----------
       TOTAL CURRENT LIABILITIES                                     387,134             474,822
                                                                 -----------         -----------
Long-term debt                                                       442,567             309,131
Deferred income taxes                                                 58,132              55,195
Other liabilities                                                    103,389              99,134
                                                                 -----------         -----------
       TOTAL LIABILITIES                                             991,222             938,282
                                                                 -----------         -----------

SHAREHOLDERS' EQUITY
Common stock and additional paid-in capital                          169,936             167,978
Accumulated other comprehensive income (expense)                     (77,305)            (55,045)
Retained earnings                                                  1,139,018           1,101,828
Treasury stock                                                      (592,702)           (529,462)
                                                                 -----------         -----------
       TOTAL SHAREHOLDERS' EQUITY                                    638,947             685,299
                                                                 -----------         -----------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $ 1,630,169         $ 1,623,581
                                                                 ===========         ===========

See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS (Continued)

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                         Nine Months Ended
                                                                            September 30
(In thousands)                                                         1999              1998
                                                                    ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $  64,734         $  83,360
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation                                                     91,437            86,684
      Amortization                                                      9,768             8,702
      Deferred income taxes                                             1,347            12,107
      Other, net                                                         (928)            6,539
      Changes in assets and liabilities, net of acquisitions
        and dispositions of businesses:
          Accounts receivable                                         (29,030)          (44,955)
          Inventories                                                   7,916           (30,405)
          Accounts payable                                            (15,526)           (1,310)
          Disbursements related to discontinued defense
             business                                                 (13,777)          (12,923)
          Other assets and liabilities                                (14,905)          (17,635)
                                                                    ---------         ---------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                       101,036            90,164
                                                                    ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                        (122,402)         (108,703)
   Purchase of businesses, net of cash acquired                        (4,296)         (123,584)
   Maturities of investments available-for-sale                          --              40,000
   Investments held-to-maturity, net of purchases                        --               4,010
   Proceeds from sales of businesses                                   12,224              --
   Other investing activities                                           8,302            (4,038)
                                                                    ---------         ---------
      NET CASH (USED) BY INVESTING ACTIVITIES                        (106,172)         (192,315)
                                                                    ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Short-term borrowings, net                                         (24,910)            2,320
   Current maturities and long term debt:
     Additions                                                        168,411           110,894
     Reductions                                                       (32,747)          (36,750)
   Cash dividends paid on common stock                                (27,997)          (30,658)
   Common stock issued-options                                          1,490             3,791
   Common stock acquired for treasury                                 (68,644)          (99,410)
   Other financing activities                                          (1,766)           (1,365)
                                                                    ---------         ---------
      NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                 13,837           (51,178)
                                                                    ---------         ---------
Effect of exchange rate changes on cash                                  (261)           (1,136)
                                                                    ---------         ---------
Net increase (decrease) in cash and cash equivalents                    8,440          (154,465)
Cash and cash equivalents at beginning of period                       41,562           221,565
                                                                    ---------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $  50,002         $  67,100
                                                                    =========         =========

See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS (Continued)

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Unaudited)


                                                                     Three Months Ended           Nine Months Ended
                                                                        September 30                 September 30
(In thousands)                                                       1999          1998          1999           1998
                                                                   --------      --------      --------       --------
Net income                                                         $ 26,112      $ 25,944      $ 64,734       $ 83,360

Other comprehensive income (expense):
    Foreign currency translation adjustments                          6,802         9,668       (22,260)         3,532
    Unrealized investment gains, net of deferred income taxes          --            --            --               28
                                                                   --------      --------      --------       --------
Other comprehensive income (expense)                                  6,802         9,668       (22,260)         3,560
                                                                   --------      --------      --------       --------

TOTAL COMPREHENSIVE INCOME                                         $ 32,914      $ 35,612      $ 42,474       $ 86,920
                                                                   ========      ========      ========       ========

See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Continued)

                         REVIEW OF OPERATIONS BY SEGMENT
                                   (Unaudited)
(IN MILLIONS)

                                                    MILL          GAS AND                         GENERAL     CONSOLIDATED
THREE MONTHS ENDED SEPTEMBER 30, 1999             SERVICES     FLUID CONTROL   INFRASTRUCTURE    CORPORATE       TOTALS
-------------------------------------             --------     -------------   --------------    ---------    ------------
NET SALES TO UNAFFILIATED CUSTOMERS               $  184.3        $  138.2        $  101.4        $  --         $  423.9
                                                  --------        --------        --------        ------        --------

INCOME (LOSS) BEFORE INTEREST, INCOME TAXES, AND
  MINORITY INTEREST                               $   22.2        $   13.1        $   11.3        $ (0.6)       $   46.0
INTEREST INCOME                                        1.1             --              --            --              1.1
INTEREST EXPENSE                                      (2.7)           (0.8)           (1.5)         (1.1)           (6.1)
INCOME TAX (EXPENSE) BENEFIT                          (7.0)           (4.7)           (3.5)          1.5           (13.7)
MINORITY INTEREST IN NET (INCOME) LOSS                (1.2)            --              --            --             (1.2)
                                                  --------        --------        --------        ------        --------

SEGMENT NET INCOME (LOSS)                         $   12.4        $    7.6        $    6.3        $ (0.2)       $   26.1
                                                  ========        ========        ========        ======        ========


                                                    MILL          GAS AND                         GENERAL     CONSOLIDATED
THREE MONTHS ENDED SEPTEMBER 30, 1998*            SERVICES     FLUID CONTROL   INFRASTRUCTURE    CORPORATE       TOTALS
--------------------------------------            --------     -------------   --------------    ---------    ------------
Net sales to unaffiliated customers               $  200.5        $  147.2        $   98.0        $  --         $  445.7
                                                  --------        --------        --------        ------        --------

Income (loss) before interest, income taxes,
  and minority interest                           $   27.6        $   10.6        $    9.9        $ (0.4)       $   47.7
Interest income                                        1.0             0.2             0.1           0.1             1.4
Interest expense                                      (2.9)           (1.3)           (1.3)          --             (5.5)
Income tax (expense) benefit                         (10.3)           (3.4)           (2.9)          0.5           (16.1)
Minority interest in net (income) loss                (1.4)           (0.1)            --             --            (1.5)
                                                  --------        --------        --------        ------        --------

Segment net income                                $   14.0        $    6.0        $    5.8        $  0.2        $   26.0
                                                  ========        ========        ========        ======        ========

* The 1998 segment information has been restated in accordance with the Financial Accounting Standards Board SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information."

   Segment information reflects the first quarter 1999 reorganization of the Patterson-Kelley division. The reorganization resulted in the realignment of the heat transfer and industrial blending equipment product lines from the Gas and Fluid Control Segment to the Infrastructure Segment. Sales of these product lines were $7.6 million and $8.2 million for the third quarter of 1999 and 1998, respectively.

See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Continued)

                         REVIEW OF OPERATIONS BY SEGMENT
                                   (Unaudited)

(IN MILLIONS)

                                                           MILL          GAS AND                          GENERAL     CONSOLIDATED
NINE MONTHS ENDED SEPTEMBER 30, 1999                     SERVICES     FLUID CONTROL   INFRASTRUCTURE     CORPORATE       TOTALS
------------------------------------                     --------     -------------   --------------     ---------    ------------
NET SALES TO UNAFFILIATED CUSTOMERS                      $  539.7        $  411.4        $  308.1        $  --         $  1,259.2
                                                         --------        --------        --------        ------        ----------

INCOME (LOSS) BEFORE INTEREST, INCOME TAXES, AND
MINORITY INTEREST                                        $   58.3        $   31.6        $   31.4        $ (0.4)       $    120.9
INTEREST INCOME                                               3.1             0.1             0.1           0.1               3.4
INTEREST EXPENSE                                             (8.4)           (3.5)           (4.5)         (2.8)            (19.2)
INCOME TAX (EXPENSE) BENEFIT                                (17.3)          (10.7)           (9.8)          1.0             (36.8)
MINORITY INTEREST IN NET (INCOME) LOSS                       (3.7)             .1            --             --               (3.6)
                                                         --------        --------        --------        ------        ----------

   SEGMENT NET INCOME (LOSS)                             $   32.0        $   17.6        $   17.2        $ (2.1)       $     64.7
                                                         ========        ========        ========        ======        ==========


                                                           MILL          GAS AND                         GENERAL      CONSOLIDATED
NINE MONTHS ENDED SEPTEMBER 30, 1998*                    SERVICES     FLUID CONTROL   INFRASTRUCTURE    CORPORATE        TOTALS
-------------------------------------                    --------     -------------   --------------    ---------     ------------
Net sales to unaffiliated customers                      $  568.0        $  436.0        $  299.0        $  --         $  1,303.0
                                                         --------        --------        --------        ------        ----------

Income (loss) before interest, income taxes,
and minority interest                                    $   79.2        $   40.1        $   27.7        $ (0.5)       $    146.5
Interest income                                               3.4             0.2             0.3           2.9               6.8
Interest expense                                             (7.6)           (2.7)           (3.8)         --               (14.1)
Income tax (expense) benefit                                (29.9)          (14.6)           (8.3)          1.3             (51.5)
Minority interest in net income                              (4.2)           (0.1)          --             --                (4.3)
                                                         --------        --------        --------        ------        ----------

Segment net income                                       $   40.9        $   22.9        $   15.9        $  3.7        $     83.4
                                                         ========        ========        ========        ======        ==========

* The 1998 segment information has been restated in accordance with the Financial Accounting Standards Board SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information."

   Segment information reflects the first quarter 1999 reorganization of the Patterson-Kelley division. The reorganization resulted in the realignment of the heat transfer and industrial blending equipment product lines from the Gas and Fluid Control Segment to the Infrastructure Segment. Sales of these product lines were $20.3 million and $22.0 million for the first nine months of 1999 and 1998, respectively.

See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories consist of:

                                                   SEPTEMBER 30        December 31
(in thousands)                                         1999                1998
                                                   ------------        -----------
Finished Goods                                       $ 44,025           $ 45,259
Work in process                                        38,572             36,060
Raw materials and purchased parts                      55,073             71,576
Stores and supplies                                    22,934             22,909
                                                     --------           --------

                                                     $160,604           $175,804
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

The settlement does not resolve the claim by the Internal Revenue Service ("IRS") that, contrary to the Company's position, certain cargo truck models sold by the Company should be considered to have gross vehicle weights in excess of the 33,000 pound threshold under FET law, are not entitled to an exemption from FET under any other theory, and therefore are taxable. In 1999, the IRS assessed an increase in FET of $30.4 million plus penalties of $8.7 million and applicable interest currently estimated to be $43.8 million. In October 1999, the

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Continued)

Company posted an $80 million bond required as security by the IRS. This increase in FET takes into account offsetting credits of $9.2 million, based on a partial allowance of the Company's $28.7 million claim that certain truck components are exempt from FET. The IRS disallowed in full the Company's additional claim that it is entitled to the entire $52 million of FET (plus applicable interest currently estimated by the Company to be $40.4 million) the Company has paid on the five-ton trucks, on the grounds that such trucks qualify for the FET exemption applicable to certain vehicles specially designed for the primary function of off-highway transportation. In the event that the Company ultimately receives from the IRS a refund of tax (including applicable interest) with respect to which the Company has already received reimbursement from the Army, the refund would be allocated between the Company and the Army. The Company plans to vigorously contest the IRS assessment in Federal District Court or the U.S. Court of Federal Claims. Although there is risk of an adverse outcome, both the Company and the Army believe that the cargo trucks are not taxable. No recognition has been given in the accompanying financial statements for the Company's claims with the IRS.

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

Under the settlement, the Army agreed that if the cargo trucks are determined to be taxable, the 1993 decision of the Armed Services Board of Contract Appeals (which ruled that the Company is entitled to a price adjustment to the contract for reimbursement of FET paid on vehicles that were to be delivered after October 1, 1988) will apply to the question of the Company's right to reimbursement from the Army for after-imposed taxes on the cargo trucks. In the Company's view, application of the 1993 decision will favorably resolve the principal issues regarding any such future claim by the Company. Therefore, the Company believes that even if the cargo trucks are ultimately held to be taxable, the Army would be obligated to reimburse the Company for a majority of the tax, (but not interest or penalty, if any), resulting in a net maximum liability for the Company of $5.8 million plus penalties and applicable interest currently estimated to be $8.7 million and $43.8 million, respectively. The Company believes it is unlikely that resolution of this matter will have a material adverse effect on the Company's financial position, however, it could have a material effect on quarterly or annual results of operations.

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

In 1992, the United States Government through its Defense Contract Audit Agency commenced an audit of certain contracts for sale of tracked vehicles by the Company to foreign governments, which were financed by the United States Government through the Defense Security Assistance Agency. The Company cooperated with the audit and responded to a number of issues raised by the audit. In September 1994, the Company received a subpoena issued by the Department of Defense Inspector General seeking various documents relating to sale contracts between the Company and foreign governments which were funded by the Defense Security Assistance Agency. The Government subsequently subpoenaed a number of former employees of the Company's divested defense business to testify before a grand jury and since October 1998, has issued grand jury subpoenas to the Company for additional documents. Based on discussions with the Government, Harsco is the target of this investigation which primarily focuses on whether the Company made improper certifications to the Defense Security Assistance Agency. If the Company is unable to settle this matter with the Government, the Company expects the Government to assert claims against it. It is not known what the amount of claims, fines or penalties asserted would be or if any such claims would have a material adverse effect on the Company's financial position, or results of operations.

CONTINUING OPERATIONS - CONTINGENCIES

ENVIRONMENTAL

The Company is involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites. While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company. The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Consolidated Balance Sheet at September 30, 1999 and December 31, 1998, includes an accrual of $3.7 million and $4.9 million, respectively, for environmental matters. The amounts affecting earnings on a pre-tax basis related to environmental matters totaled $0.2 million of income for the nine months of 1999 and $0.6 million of expense for the nine months of 1998.

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

The Company enters into forward foreign exchange contracts to hedge transactions of its non-U.S. subsidiaries, for firm commitments to purchase equipment and for export sales denominated in foreign currencies. These contracts generally are for 90 to 180 days or less. For those contracts that hedge an identifiable transaction, gains or losses are deferred and accounted for as part of the underlying transaction. The cash flows from these contracts are classified consistent with the cash flows from the transaction being hedged. The Company also enters into forward exchange contracts for intercompany foreign currency commitments. These foreign exchange contracts do not qualify as hedges, therefore, gains and losses are recognized in income based on fair market value. As of September 30, 1999, the total of all forward exchange contracts amounted to $19.6 million with an unfavorable mark-to-market fluctuation of $0.2 million.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Continued)

Reconciliation of Basic and Diluted Shares

                                                 Three Months Ended                Nine Months Ended
                                                    September 30                     September 30
(Dollars in thousands, except per share)       1999             1998             1999             1998
                                           -----------      -----------      -----------      -----------
Net income                                 $    26,112      $    25,944      $    64,734      $    83,360
                                           ===========      ===========      ===========      ===========

Average shares of common stock
       outstanding used to compute
       basic earnings per common
       share                                40,739,944       45,781,560       41,161,387       46,300,410

Additional common shares to be
       issued assuming exercise of
       stock options, net of shares
       assumed reacquired                      114,211          318,939          137,823          402,941
                                           -----------      -----------      -----------      -----------

Shares used to compute dilutive
       effect of stock options              40,854,155       46,100,499       41,299,210       46,703,351
                                           ===========      ===========      ===========      ===========


Basic earnings per common share            $       .64      $       .57      $      1.57      $      1.80
                                           ===========      ===========      ===========      ===========

Diluted earnings per common share          $       .64      $       .56      $      1.57      $      1.78
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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The change in the Company's financial position and liquidity is summarized as follows:

                                        SEPTEMBER 30     DECEMBER 31    INCREASE/
(DOLLARS ARE IN MILLIONS)                   1999             1998       (DECREASE)
                                        ------------     -----------    ---------
Current Assets                           $    599.2      $    587.4      $   11.8
Current Liabilities                           387.1           474.8         (87.7)
                                         ----------      ----------      --------
Working Capital                          $    212.1      $    112.6      $   99.5

Current Ratio                                 1.5:1           1.2:1
                                         ----------      ----------

Notes Payable and
   Current Maturities                    $     26.4      $     54.6      $  (28.2)
Long Term Debt                                442.6           309.1         133.5
                                         ----------      ----------      --------
Total Debt                                    469.0           363.7         105.3
Total Equity                                  638.9           685.3         (46.4)
                                         ----------      ----------      --------
Total Capital                            $  1,107.9      $  1,049.0      $   58.9
Total Debt as a Percent of
   Total Capital                               42.3%           34.7%
                                         ----------      ----------

The improvement in the Company's working capital position and current ratio during the first nine months of 1999 was due principally to a reduction in current liabilities of $87.7 million. The largest reduction within current liabilities was a $28.2 million decrease in notes payable and current maturities due principally to refinancing short term notes into long-term debt. The reduction in current liabilities also included $13.8 million of cash payments related to the discontinued defense business. In current assets, a $15.2 million decrease in inventories, principally due to the Company's strategic inventory reduction initiative, was almost totally offset by an increase in receivables principally due to the timing of sales.

Long term debt increased principally as a result of capital expenditures and share repurchases. Capital expenditures (investments) for the first nine months of 1999 were a record $122.4 million compared with the previous nine month record of $108.7 million in 1998. Investments were made for new mill services contracts, new processes, new products, and for productivity improvements. The Company acquired 2,209,843 shares of its common stock in the first nine months of 1999 at a cost of $63.3 million. Due to the timing of actual payments for the purchase of the stock, the cash used in 1999 was $68.6 million. The Company's capital investments, share repurchases and cash dividends demonstrate the Company's continued commitment to creating value through strategic investment and return of capital to shareholders.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                                  NINE MONTHS
                                     ENDED        Year Ended      Year Ended      Year Ended
CASH UTILIZATION FOR THE PERIOD:  SEPTEMBER 30    December 31     December 31     December 31
                                      1999           1998            1997            1996
                                  ------------    -----------     -----------     -----------
Capital Investments                 $  122.4        $  159.8        $  143.4        $  150.3
Strategic Acquisitions                   4.3           158.3             8.5            21.1
Share Repurchases                       68.6           169.3           113.2            30.7
Cash Dividends                          28.0            40.3            39.1            37.9
                                    --------        --------        --------        --------
Total                               $  223.3        $  527.7        $  304.2        $  240.0
                                    ========        ========        ========        ========

The Company's debt as a percent of total capital changed as a result of the increased debt and a decrease in equity capital due to the Company's share repurchases and $22.3 million of other comprehensive expense resulting from foreign currency translation adjustments. The foreign currency translation adjustments are principally due to 1999's 39% decrease in the translated value of the Brazilian real and a 9% decrease in the translated value of the euro for the nine months ended September 30, 1999.


FINANCIAL STATISTICS FOR THE NINE MONTHS ENDED SEPTEMBER 30

                                           SEPTEMBER 30          SEPTEMBER 30
                                               1999                  1998
                                           ------------          ------------
Harsco Stock Price High-Low               $34.38 - 23.06        $47.25 - 23.00
Annualized Return on Average Equity        13.4%                 14.4%
Annualized Return on Average Assets        10.3%                 13.3%
Annualized Return on Average Capital        9.5%                 11.7%

Lower returns on average equity, assets, and capital are due principally to lower income in the first nine months of 1999 compared with the record income from continuing operations for the first nine months of 1998. Annualized return on average equity was positively affected by lower average equity due principally to share repurchases. Annualized return on average assets was negatively affected by higher average assets due to capital investments and purchases of businesses. Annualized return on average capital was negatively impacted by higher average capital due to increased debt financing. The Company's book value per share dropped from $16.22 per share at December 31, 1998 to $15.92 at September 30, 1999. This decrease was due principally to foreign currency translation adjustments and share repurchases.

Operating cash flows were a strong $101.0 million in the first nine months of 1999 compared with $90.2 million in the first nine months of 1998. These amounts include $13.8 million in

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

1999 and $12.9 million in 1998 in cash payments for the discontinued defense business. This increase in cash from operating activities was due principally to favorable timing of cash payments for inventories and a lower accounts receivable increase in the first nine months of 1999 than in the comparable period of 1998. A strategic management initiative in 1999 has focused on a reduction of these working capital components. Lower earnings in the first nine months of 1999, accounts payable disbursements, and a lower increase in deferred income taxes relative to the 1998 comparable period partially offset the favorable items.

The Company has a U.S. commercial paper borrowing program under which it can issue up to $400 million of short-term notes in the U.S. commercial paper market. In addition, the Company has a 3 billion Belgian franc commercial paper program, equivalent to approximately U.S. $79 million. The Belgian program provides the capacity to borrow euros to fund the Company's European operations more efficiently. The Company limits the aggregate commercial paper and syndicated credit facility borrowings at any one time to a maximum $400 million. At September 30, 1999, the Company had $250.3 million of commercial paper debt outstanding under the commercial paper programs.

The Company has available through a syndicate of banks a $400 million multi-currency five-year revolving credit facility, extending through July 2001. This facility serves as back-up to the Company's U.S. commercial paper program. As of September 30, 1999 there were no borrowings outstanding under this facility.

The Company's outstanding long-term notes are rated A by Standard & Poor's, A by Fitch IBCA and A-3 by Moody's. The Company's commercial paper is rated A-1 by Standard & Poor's, F-1 by Fitch IBCA and P-2 by Moody's. These investment-grade credit ratings have been recently reaffirmed. The Company also has on file with the Securities and Exchange Commission, a Form S-3 shelf registration for the possible issuance of up to an additional $200 million of new debt securities, preferred stock or common stock.

As supported by the above, the Company's financial position and debt capacity should enable it to meet its current and future requirements. As additional resources are needed, the Company should be able to obtain funds readily and at competitive costs. The Company is positioned to continue to invest in strategic acquisitions, selective high return capital investments, and cash dividends as a means to enhance shareholder value. The Company recently completed its strategic initiative of purchasing 20% of the outstanding shares. With the completion of this program, the Company intends to use future discretionary cash flow for debt reduction.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS
THIRD QUARTER OF 1999 COMPARED
WITH THIRD QUARTER OF 1998

                                                                               $            PERCENT
                                                                          INCREASE        INCREASE
(MILLIONS OF DOLLARS, EXCEPT PER SHARE)       1999           1998        (DECREASE)      (DECREASE)
---------------------------------------       ----           ----        ----------      ----------
Revenues                                    $ 426.0        $  446.2      $   (20.2)          (5%)

Net income                                  $  26.1        $   25.9      $     0.2            1%

Basic earnings per common share             $   .64        $    .57      $     .07           12%

Diluted earnings per common share           $   .64        $    .56      $     .08           14%

SUMMARY ANALYSIS OF RESULTS

Third quarter revenues for 1999 were $426 million, a 5% decrease from last year's comparable period. The weakness in the euro currency and the Brazilian real in the third quarter of 1999 continued to affect the company's performance. As a result of this, and several other currencies that devalued against the dollar, translated comparative sales were lowered by approximately $10.6 million in the third quarter of 1999, with a resulting reduction in net income of $.8 million.

Additionally, on a comparative basis, sales of recently acquired companies were more than offset by reduced sales as a result of divested businesses. The quarter's results benefited from a strong non-residential construction market and improving conditions in the industrial gas industry which offset softness in the steel industry. Domestic steel volume has been trending upward throughout 1999 with further improvement expected in the fourth quarter. Additionally, sales backlog of the Gas and Fluid Control Segment has steadily increased throughout 1999.

Net income at $26.1 million increased 1% from the third quarter of 1998. This increase is principally due to the decrease in the effective income tax rate from 37% in 1998 to 35% for the first nine months of 1999.

COMPARATIVE ANALYSIS OF CONSOLIDATED RESULTS

As noted above, revenues for 1999 decreased from last year's comparable period, with approximately half ($10.6 million) of this reduction related to foreign exchange translation effects. Adjusted for the effect of foreign currency translation and divested businesses, net of acquisitions, sales would have increased approximately 1% from the 1998 comparable period. Reduced volume for Mill Services also contributed to lower sales. Sales of scaffolding, shoring

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


and forming services and railway maintenance equipment sales increased while demand for grating products decreased.

As a result of reduced revenue, cost of services and products sold increased as a percent of sales compared to 1998's comparable period. Also, due to the Company's continuing cost reduction, process improvement and reorganization efforts, selling, general and administrative expenses were below 1998.

Income before income taxes and minority interest was down 6% from the comparable period in 1998 due to lower results for the Mill Services Segment. Increased earnings for scaffolding, shoring and forming services, grating products, and certain product lines of the Gas and Fluid Control segment partially offset this decrease. Additionally, the earnings of recently acquired companies more than offset the earnings related to divestitures. Interest income was lower due to a decreased amount of cash available for investment purposes compared to the third quarter of 1998. Interest expense was higher than last year's comparable period as a result of increased borrowings for the funding of capital expenditures and for the Company's share repurchase program.

The effective income tax rate for the third quarter of 1999 was 33.4% versus 37.0% for 1998. The reduction in the income tax rate is composed of lower effective income tax rates on certain domestic and international earnings.

The Company's results continued to be adversely affected by the effects of lower worldwide steel prices and production compared to 1998. These problems contributed to reduced sales and income in our United States, Asian, and European operations. For the domestic steel industry, volume has been trending upward throughout 1999, with further improvement expected in the fourth quarter.


SEGMENT ANALYSIS

Harsco Mill Services Segment                                         $           PERCENT
                                                                 INCREASE        INCREASE
(MILLIONS OF DOLLARS)               1999            1998        (DECREASE)      (DECREASE)
---------------------               ----            ----        ----------      ----------
Sales                             $  184.3        $  200.5        $ (16.2)          (8%)

Segment net income                    12.4            14.0           (1.6)         (11%)

Sales of the Mill Services Segment were below 1998's third quarter due to the adverse effects of foreign exchange translation and reduced worldwide steel prices and production compared to 1998. Fluctuating foreign currency translation rates, principally the Brazilian real and the euro, reduced sales by $10.2 million from the 1998 comparable period. Also affecting sales,

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


but to a lesser extent, was the divestiture of a non-core business which contributed sales of $3.6 million in the third quarter of 1998.

Net income from the Mill Services Segment was below 1998's third quarter. The decrease reflected the adverse volume effects of reduced worldwide steel prices and production, particularly in the United States, and the effect of lower currency translation rates. Partially offsetting the lower earnings was a favorable settlement on the close-out of a service contract. Additionally, the Company experienced lower than anticipated expenses to shut down an international operation resulting in pre-tax income of $.8 million due to a reserve reversal. This is detailed in the section entitled "Disposal of Impaired Assets".

Harsco Gas and Fluid Control Segment

                                                                $         PERCENT
                                                            INCREASE      INCREASE
(MILLIONS OF DOLLARS)         1999            1998         (DECREASE)    (DECREASE)
---------------------         ----            ----         ----------    ----------
Sales                       $  138.2        $  147.2        $ (9.0)         (6%)

Segment net income               7.6             6.0           1.6          27%

This segment was adversely affected by the sales of non-core businesses which more than offset the inclusion of sales from recently acquired companies. Soft market conditions affecting the industrial gas and oil industries also reduced sales. However, during 1999, the sales backlog has steadily increased.

Net income increased from the third quarter of 1998. A favorable product mix and recently acquired companies more than offset the loss of income from divested non-core businesses.

Harsco Infrastructure Segment

                                                                   $          PERCENT
                                                               INCREASE       INCREASE
(MILLIONS OF DOLLARS)               1999           1998       (DECREASE)     (DECREASE)
---------------------               ----           ----       ----------     ----------
Sales                            $  101.4        $  98.0        $  3.4           3%

Segment net income                    6.3            5.8           0.5           9%

Sales of the Infrastructure Segment were higher than last year's comparable period due to increased revenues for scaffolding, shoring, and forming services reflecting continued strong demand in non-residential construction. Railway maintenance of way equipment sales also increased.

Net income was above 1998's third quarter due principally to higher revenues, cost reductions, process improvements, as well as reorganization actions.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

INDUSTRIAL SERVICES AND ENGINEERED PRODUCTS

In addition to the segment reporting previously presented, the Company is a diversified industrial services and engineered products company. Total industrial service sales include mill services, as well as scaffolding, shoring, and forming services and railway maintenance of way services. Engineered products include sales of the Reed Minerals unit of the Mill Services Segment, and product sales of the Infrastructure and the Gas and Fluid Control Segments. Sales and income for the third quarter of 1999 and 1998 are presented in the following table:


                                             THIRD QUARTER                 THIRD QUARTER
(MILLIONS OF DOLLARS)                             1999                          1998
                                         ---------------------         ---------------------
                                          AMOUNT       PERCENT          AMOUNT       PERCENT
                                          ------       -------          ------       -------
SALES
Industrial Services                      $  214.1         51%          $  227.4         51%

Engineered Products                         209.8         49              218.3         49
                                         --------        ---           --------        ---

   Total sales                           $  423.9        100%          $  445.7        100%
                                         ========        ===           ========        ===


INCOME
Industrial Services                      $   23.7         51%          $   26.4         55%

Engineered Products                          22.9         49               21.7         45
                                         --------        ---           --------        ---

    Total segment income before
    interest, income taxes, and
    minority interest                    $   46.6        100%          $   48.1        100%
                                         ========        ===           ========        ===

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS
FIRST NINE MONTHS OF 1999 COMPARED WITH FIRST NINE MONTHS OF 1998

                                                                                      $         PERCENT
                                                                                  INCREASE      INCREASE
(MILLIONS OF DOLLARS, EXCEPT PER SHARE)        1999               1998           (DECREASE)    (DECREASE)
                                               ----               ----           ----------    ----------
Revenues                                   $   1,262.5        $   1,304.3        $  (41.8)         (3%)
Net income                                 $      64.7        $      83.4        $  (18.7)        (22%)
Basic earnings per common share            $      1.57        $      1.80        $   (.23)        (13%)
Diluted earnings per common share          $      1.57        $      1.78        $   (.21)        (12%)


SUMMARY ANALYSIS OF RESULTS

The Company's results for the first nine months of 1999 reflect the adverse effects of a steel industry affected by overcapacity, reduced prices and weak demand in certain parts of the world. These problems contributed to lower production and financial stress at many steel mills. In certain instances customers in the United States were forced to file for bankruptcy protection. Additionally, soft market conditions in the industrial gas and oil industries reduced results from the prior year. Finally, the strong U.S. dollar continued to adversely impact the foreign exchange effect at operations in many countries in which the Company has operations. As of September 30, 1999, certain of the aforementioned unfavorable trends are beginning to dissipate. Improving backlogs in the Gas and Fluid Control Segment, higher crude oil prices, as well as increased domestic steel production and capacity utilization rates indicate a more favorable business climate for the Company.

COMPARATIVE ANALYSIS OF CONSOLIDATED RESULTS

Revenues for the first nine months of 1999 were $1.26 billion, slightly below last year's comparable period. Revenues decreased despite the inclusion of acquired companies. The decrease in revenues included the effect of divesting certain non-core businesses principally in the fourth quarter of 1998. Excluding the adverse foreign exchange translation effect of the strengthening U.S. dollar, particularly against the Brazilian real, the euro and the South African rand, revenues approximated the first nine months of 1998.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Costs of services and products sold decreased, principally due to divesting of certain non-core businesses. Costs of services and products sold decreased at a smaller rate than the decline in sales due principally to reduced margins associated with the Mill Services and Gas and Fluid Control Segments. As a result of divesting certain non-core businesses and the Company's continuing cost reduction, process improvement, and reorganization efforts, selling, general and administrative expenses also decreased.

Income before income taxes and minority interest was down 24% from the comparable period in 1998. Interest income was lower due to a decreased amount of cash available for investment purposes. Interest expense was higher than last year's comparable period as a result of increased borrowings for capital expenditures and for the Company's share repurchase program. The Company's defense business was sold in the fourth quarter of 1997. This resulted in $344 million of pre-tax cash proceeds. The availability of a substantial portion of this cash in the first nine months of 1998 resulted in additional interest income, as well as reduced interest expense compared to the first nine months of 1999.

The effective income tax rate for the first nine months of 1999 was 35% versus 37% for 1998. The reduction in the income tax rate is due principally to lower effective income tax rates on international earnings.

SEGMENT ANALYSIS

Harsco Mill Services Segment                                         $         PERCENT
(MILLIONS OF DOLLARS)                                            INCREASE      INCREASE
                                   1999            1998         (DECREASE)    (DECREASE)
                                   ----            ----         ----------    ----------
Sales                            $  539.7        $  568.0        $ (28.3)         (5%)

Segment net income                   32.0            40.9           (8.9)        (22%)

Sales of the Mill Services Segment were below 1998's first nine months. The inclusion of an acquired company for the full nine months of 1999 was partially offset by the 1998 divestiture of a non-core business. This decrease also reflects the unfavorable effects of foreign exchange translation and overcapacity in the steel industry which has adversely affected worldwide steel prices and production. This is particularly true in the United States where the steel industry filed complaints with the government due to alleged unfairly low priced imports. Lower steel production adversely affected volume and margins at most steel mills in the United States including many of the Company's customers. Recently, steel production and capacity utilization in the United States has trended upwards reflecting the highest levels since the third quarter in 1998.

Net income of the Mill Services Segment was significantly below 1998's first nine months. The decrease reflected the adverse effects of lower steel production and prices. Also, interest expense increased from 1998's first nine months. Results for the first nine months of 1999

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


include a foreign currency translation gain in Brazil, which partially offset the adverse effect of the strong U.S. dollar, while in the first nine months of 1998, net foreign currency translation exchange losses were incurred.

Harsco Gas and Fluid Control Segment

                                                                     $         PERCENT
(MILLIONS OF DOLLARS)                                            INCREASE      INCREASE
                                   1999            1998         (DECREASE)    (DECREASE)
                                   ----            ----         ----------    ----------
Sales                            $  411.4        $  436.0        $ (24.6)         (6%)

Segment net income                   17.6            22.9           (5.3)        (23%)

Sales of the Gas and Fluid Control Segment decreased from the first nine months of 1998 despite the inclusion of sales of three acquired companies. The effect of acquisitions was more than offset by lower sales of process equipment due in part to divesting two non-core businesses. Additionally, reduced sales of pipe fittings, and gas control and containment equipment reflected decreased demand in the industrial gas and oil industries which have recently been favorably affected by rising crude oil prices.

Net income was below 1998's first nine months principally due to the sales reduction discussed above. Net income for 1999 was also adversely affected, but to a lesser extent, by a valuation provision related to the writedown of assets held for sale.

Harsco Infrastructure Segment

                                                                     $         PERCENT
(MILLIONS OF DOLLARS)                                            INCREASE      INCREASE
                                   1999            1998         (DECREASE)    (DECREASE)
                                   ----            ----         ----------    ----------
Sales                            $  308.1        $  299.0        $  9.1           3%

Segment net income                   17.2            15.9           1.3           8%

Sales of the Infrastructure Segment were higher than last year's comparable period due to increased sales for scaffolding, shoring and forming services, as well as sales of railway maintenance of way equipment and contract services.

Net income was above 1998's first nine months due principally to improved margins on sales of grating products. Additionally, increased income was recorded for scaffolding, shoring and forming services.

INDUSTRIAL SERVICES AND ENGINEERED PRODUCTS

In addition to the segment reporting previously presented, the Company is a diversified industrial services and engineered products company. Total industrial services sales, include mill services, as well as scaffolding, shoring, and forming services and railway maintenance of way services. Engineered products include sales of the Reed Minerals unit in the Mill Services Segment, and product sales of the Infrastructure and the Gas and Fluid Control Segments.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Sales and income for the nine months of 1999 and 1998 are presented in the following table:

(MILLIONS OF DOLLARS)                                            1999                        1998
                                                        ---------------------       ---------------------
                                                          AMOUNT      PERCENT         AMOUNT      PERCENT
                                                          ------      -------         ------      -------
SALES
Industrial Services                                     $    632.1       50%        $    653.2       50%

Engineered Products                                          627.1       50              649.8       50
                                                        ----------      ---         ----------      ---

    Total sales                                         $  1,259.2      100%        $  1,303.0      100%
                                                        ==========      ===         ==========      ===

INCOME
Industrial Services                                     $     63.6       52%        $     80.3       55%

Engineered Products                                           57.7       48               66.7       45
                                                        ----------      ---         ----------      ---


    Total segment income before interest, income
    taxes, and minority interest                        $    121.3      100%        $    147.0      100%
                                                        ==========      ===         ==========      ===

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

During the first nine months of 1999, $1.3 million of reorganization expense related to employee termination benefits was incurred primarily in the Mill Services and Gas and Fluid Control Segments, principally in the United States. In the first nine months of 1999, 131 employees were included in employee termination arrangements initiated by the Company and approximately $1.1 million cash payments were made under such arrangements. The payments are reflected as uses of operating cash in the Consolidated Statement of Cash Flows. Under these reorganization actions, 121 employees have been terminated as of September 30, 1999. Approximately $0.2 million of additional cash payments related to the first nine months of 1999 reorganization actions is expected to be disbursed in the fourth quarter of 1999.

Also during the first nine months of 1999, $2.5 million of cash payments were disbursed in connection with the termination of 323 employees that had been included in employee termination actions initiated, recorded and disclosed in 1998. The cash severance payments in the first nine months occurred principally in the Mill Services Segment in South Africa.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


                EMPLOYEE TERMINATION BENEFITS COSTS AND PAYMENTS
                              (MILLIONS OF DOLLARS)

                                                  Activity               Summary of               Total
                                               Third Quarter           Activity as of         Reorganization
                                                    1999             September 30, 1999         Actions in
                                              ----------------       -------------------      --------------
Original reorganization action period:        1998        1999         1998         1999        1998 - 1999
                                              ----        ----         ----         ----        -----------
Employee termination benefits expense:         N/A       $ 0.1       (1)$ 6.5       $ 1.3          $ 7.8
                                                         =====          -----       -----          -----
Payments:
    Disbursed in 1998:                         N/A         N/A       (2) (2.4)        N/A           (2.4)
    Disbursed in 1999: (3)                    (0.2)       (0.3)          (2.5)       (1.1)          (3.6)
                                             -----       -----          -----       -----          -----
       Total payments:                       $(0.2)      $(0.3)          (4.9)       (1.1)          (6.0)
                                             =====       =====

                                                        Other:            0.1           -            0.1
                                                                        -----       -----          -----
                                           Remaining payments: (4)      $ 1.7       $ 0.2          $ 1.9
                                                                        =====       =====          =====

N/A - Not Applicable

(1) -    This expense was recorded and disclosed in 1998.

(2) -    Disbursements recorded in 1998.

(3) - Disbursements in 1999 are categorized according to the original reorganization action period to which they relate (1998 or 1999).

(4) - Remaining payments are categorized according to the original reorganization action period to which they relate (1998 or 1999).


                   EMPLOYEE TERMINATIONS - NUMBER OF EMPLOYEES

                                                   Activity                 Summary of              Total
                                                 Third Quarter            Activity as of        Reorganization
                                                     1999               September 30, 1999        Actions in
                                                     ----               ------------------      --------------
Original reorganization action period:         1998        1999         1998         1999        1998 - 1999
                                               ----        ----         ----         ----        -----------
Employees affected by new reorganization
   actions:                                     N/A           9          670          131             801
                                                            ===          ---         ----            ----
Employee terminations:
---------------------
       Terminated in 1998:                      N/A         N/A         (349)         N/A            (349)
       Terminated in 1999:                      (13)        (11)        (323)        (121)           (444)
                                                ---         ---         ----         ----            ----
       Total terminations:                      (13)        (11)        (672)        (121)           (793)
                                                ===         ===

                                                           Other:         52            -              52
                                                                         ---         ----            ----
                                          Remaining terminations:         50           10              60
                                                                         ===         ====            ====

N/A - Not Applicable

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


DISPOSAL OF IMPAIRED ASSETS

In the fourth quarter of 1998, due to significant adverse changes in the international economic environment and the steel industry, a reserve was established to write down certain assets in the Mill Services Segment by $6.1 million to their estimated fair values. In the third quarter of 1999, those assets were disposed, with $5.3 million being charged to the reserve and the remaining $.8 million being included in third quarter income before taxes.

ECONOMIC ENVIRONMENT

The Company has currency exposures for its international operations which may be subject to volatility, such as the 1999 foreign exchange fluctuations experienced in Brazil. Such exposures may result in reduced or increased sales, income, other comprehensive income and cash flows.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


The Company has taken steps to ensure that its operations will not be adversely impacted by potential Year 2000 computer failures. The Year 2000 readiness project is overseen by the senior management of the Company with regular progress reports made to the Board of Directors. Year 2000 readiness teams have been working at various levels within the Company, as well as coordinating tasks common to the total Company. The Year 2000 readiness process has included the following phases for mission critical areas: awareness, assessment, prioritization, remediation or replacement, testing, and contingency planning.

New Acquisition

On October 15, 1999, the Company acquired the Pandrol Jackson railway track maintenance business (the business) from U.K. based Charter plc for total consideration of approximately $65 million. The Company has performed a preliminary assessment and prioritization of remaining Year 2000 readiness tasks for the business. It has been determined that certain information technology and non-information technology equipment requires replacement. Additionally, the Year 2000 status of certain third parties and the business' products must be assessed. It is estimated that critical Year 2000 tasks will be completed by December 31, 1999. Estimated costs to complete Year 2000 readiness are $150,000. Due to the timing of the acquisition, the Year 2000 statistics presented below, except estimated costs, exclude its effect. The Company believes that inclusion of Year 2000 readiness statistics related to the business, would not have a material effect on the Company's disclosed Year 2000 readiness status statistics.

Information Technology

As of September 30, 1999, the Company is substantially complete in its Year 2000 readiness process related to information technology. The Company has modified, upgraded, or replaced portions of its hardware and software so that its computer applications will properly utilize dates beyond December 31, 1999. The majority of the software which was not Year 2000 ready has been updated through normal software upgrades and replacements. Most replacement hardware and software has been purchased from vendors who have asserted that their software is Year 2000 ready. As additional assurance, our process has included an overall Year 2000 readiness assessment of critical business partners including information technology vendors.

Non-Information Technology Systems

Included within the scope of our Year 2000 readiness plan are non-information technology systems including office, operating, and production equipment with embedded chips. Our assessment process generally has included inventorying such equipment and making a determination, principally through supplier inquiry, as to the Year 2000 readiness status of critical items. As of September 30, 1999, the Company is substantially complete in its Year 2000 readiness process related to non-information technology systems. Our process has included the testing, where possible, of date-sensitive mission critical embedded chips. No required Year 2000 modifications or replacements of a material nature have been required.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Third Parties

The Company is also engaged in communications with its significant business partners, suppliers, and major customers to determine the extent to which the Company is vulnerable to such third parties' failure to address their own Year 2000 issues. The Company's assessment is based on information available from such third parties. The Company is also seeking assurances from the third parties that their computer applications will not fail due to Year 2000 problems. The third party assessment process is substantially complete as of September 30, 1999. No mission critical third parties have indicated that they will not be Year 2000 ready by December 31, 1999. We will continue to monitor the Year 2000 readiness status of mission critical third parties throughout the remainder of 1999.

                                   SUMMARY OF
                           YEAR 2000 READINESS STATUS

                                                     PERCENTAGE COMPLETE
                                                 AS OF SEPTEMBER 30, 1999 (1)
                                         ---------------------------------------------
                                         SURVEYING AND       REMEDIATION, REPLACEMENT,
                                         PRIORITIZATION       CORRECTION AND TESTING
                                         --------------      -------------------------
Information Technology                        100%                     100%
Non-Information Technology Systems            100%                     100%
Third Parties                                 100%                       -

(1) Excludes statistics related to the Pandrol Jackson railway track maintenance business which was acquired on October 15, 1999. This is further discussed in the section entitled "New Acquisition".

Costs

As of September 30, 1999, the Company has incurred approximately $3.0 million in cumulative Year 2000 readiness costs. Based on the assessment of information available, the Company's cost to complete its Year 2000 readiness program is estimated to be an additional $.3 million. Total Year 2000 readiness costs are estimated to be $3.3 million. The estimated cost to complete amount and the total Year 2000 readiness costs include $150,000 related to the Pandrol Jackson railway track maintenance business which was acquired on October 15, 1999.

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

Management has engaged the Company's Internal Audit Department to perform Year 2000 readiness audits and to identify other material Year 2000 risks. The Year 2000 readiness process has considered such risks.

Contingency Plans

The Company has taken steps to mitigate the risk of a material impact of Year 2000 computer failures on its operations via the development of contingency plans. Contingency plans have been developed for those mission critical applications, functions, and resources for which the risk of a Year 2000-related failure has not been reduced to an insignificant level. Such plans include detailed alternative operating procedures to be invoked upon confirmation of a critical Year 2000 failure. The plans will be updated as necessary as new information becomes available prior to 2000. Certain resources, such as electricity, are not easily replaceable and there are limited contingency planning options. If there is an extended Year 2000 failure by several third parties or supporting infrastructures, there could be a material adverse impact on the Company's financial position or results of operations.


EURO CURRENCY CONVERSION

On January 1, 1999, certain countries of the European Monetary Union established fixed conversion rates between their legacy currencies and one common currency, the euro. The euro now trades on currency exchanges and may be used in business transactions. Beginning in January 2002, new euro-denominated notes and coins will be issued and the existing legacy currency notes and coins will be withdrawn from circulation by July 1, 2002. The Company's arrangements for euro bank accounts and the modification of certain loan arrangements to accommodate the euro have been completed. The Company is evaluating other systems and business issues raised by the euro conversion. These issues include the need to adapt computer and other business systems and equipment and the long-term competitive implications of conversion. In 1998, the Company derived approximately 22% of its sales from the European geographic area, including non-European Monetary Union countries. In the first nine months of 1999, 21% of sales were from the European geographic area. The Company believes the euro conversion will not have a material effect on the Company's financial position or results of operations.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to foreign currency risk in its international operations. The Company conducts business in over thirty foreign countries and approximately 37%, 36% and 37% of the Company's net revenues for the years ended December 31, 1998, 1997 and 1996, respectively, were derived from the Company's operations outside the United States. To illustrate the effect of foreign currency exchange rate changes due to the strengthening of the U.S. dollar, in 1998 sales would have been 1% greater in comparison with the average exchange rates for the year 1997. A similar comparison for the first nine months ended September 30, 1999, would have increased sales 2%, if the average exchange rate for 1998 would have remained the same for the first nine months of 1999.

The Company seeks to reduce exposures to foreign currency fluctuations, through the use of forward exchange contracts. At September 30, 1999, these contracts amounted to $19.6 million and 98% of the amount will mature within 1999. The Company does not hold or issue financial instruments for trading purposes, and it is the Company's policy to prohibit the use of derivatives for speculative purposes.

Also, the company's cash flows and earnings are subject to changes in interest rates. Total debt of $469 million as of September 30, 1999 had interest rates ranging from 2.7% to 16.3%, of which approximately 35% were at fixed rates of interest. The weighted average interest rate of total debt was approximately 5.4%. At current debt levels, a one percentage increase in interest rates would increase annual interest expense by approximately $3.0 million.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

Information on legal proceedings is included under Part I, Item 1., the section labeled "Commitments and Contingencies."


ITEM 5. OTHER INFORMATION

DIVIDEND INFORMATION:

On September 28, 1999, the Company announced that the Board of Directors declared a quarterly cash dividend of 22-1/2 cents per share, payable November 15, 1999, to shareholders of record on October 15, 1999.

DIRECTORS

The Board governance policies of the Company provide that when there is a change in a director's professional circumstances from those that pertained at the time of the director's election to the Board, the director will offer to resign. In accordance with this policy, the Board accepted the resignations of Robert L. Kirk and James E. Marley in the third quarter.

SUBSEQUENT EVENT

On October 15, 1999, the Company completed the acquisition of Charter plc's Pandrol Jackson railway track maintenance business, for approximately $48 million in cash plus assumption of liabilities, for a total consideration of approximately $65 million. The acquisition is expected to increase Harsco's annual railroad maintenance-of-way equipment and service revenues to approximately $200 million and be accretive to earnings beginning in 2000.

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



                                                HARSCO CORPORATION
                                         -------------------------------
                                                   (Registrant)



DATE   November 11, 1999                 /S/ Salvatore D. Fazzolari
     ---------------------               -------------------------------
                                         Salvatore D. Fazzolari
                                         Sr. Vice President
                                           Chief Financial Officer & Treasurer



DATE   November 11, 1999                 /S/ Stephen J. Schnoor
     ---------------------               -------------------------------
                                         Stephen J. Schnoor
                                         Vice President and Controller