Form 10-K
period 1999-12-31
HARSCO CORP
filed 2000-03-21
CIK 45876

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                               [NO FEE REQUIRED]

For the fiscal year ended  December 31, 1999    Commission file number  1-3970
                           -----------------                           ---------

                               HARSCO CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                    23-1483991
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. employer identification number)
incorporation or organization)

        Camp Hill, Pennsylvania                            17001-8888
----------------------------------------      ----------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code    717-763-7064
                                                    ----------------

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
         Title of each class                        on which registered
         -------------------                ------------------------------------
Common stock, par value $1.25 per share     New York Stock Exchange
                                            Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
-------------------------------------------------------------------------------
                                (Title of class)

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

                  YES  [X]         NO  [ ]

The aggregate market value of the Company's voting stock held by non-affiliates of the Company as of February 29, 2000 was $991,080,725.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Classes                       Outstanding at February 29, 2000
             -------                       --------------------------------
Common stock, par value $1.25 per share              39,942,800
Preferred stock purchase rights                      39,942,800

                       Documents Incorporated by Reference
                       -----------------------------------

Selected portions of the Notice of 2000 Meeting and Proxy Statement are Incorporated by Reference in Part III of this Report.

The Exhibit index (Item No. 14) is located on pages 89 to 96.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES

                         INFORMATION REQUIRED IN REPORT

                                    --------

                                     PART I

Item 1.  Business:

(a)      Description of Business:

Harsco Corporation ("the Company") is a services and engineered products company. The principal lines of business are: mill services that are provided to steel and non-ferrous metal producers in over 30 countries, including the United States; gas control and containment products for customers worldwide; scaffolding services to the industrial maintenance and construction markets principally in North America; railway maintenance of way services and equipment that are provided to worldwide railroads; and several other lines of business including, but not limited to, process equipment, industrial grating and bridge decking, industrial pipe fittings, slag abrasives and roofing granules. The Company's operations fall into three operating segments: Harsco Mill Services, Harsco Gas and Fluid Control and Harsco Infrastructure. The Company has over 300 locations in 32 countries, including the United States.

In 1999, the Company acquired three businesses and divested three small non-core operations.

Harsco Infrastructure Segment - In October 1999, the Company acquired Charter plc's Pandrol Jackson railway track maintenance business. The transaction was completed for approximately $48 million in cash plus assumption of liabilities, for a total consideration of approximately $65 million. Pandrol Jackson manufactures and markets worldwide a wide range of equipment and services used in railway track maintenance. In December 1999, the Company completed the sale of the railway switch, crossing and transit grinding business obtained as part of the Pandrol Jackson railway maintenance acquisition. This business, with annual sales of approximately $6 million, was divested in accordance with an agreement with the Department of Justice as a condition to the acquisition of Pandrol Jackson.

In July 1999, the Company acquired certain assets and assumed certain liabilities of Structural Accessories, Inc. The total consideration was approximately $2 million. Structural Accessories, Inc. manufactures and sells bridge bearings and expansion joints.

Harsco Gas and Fluid Control Segment - In February 1999, the Company acquired certain assets and assumed certain liabilities of Natural Gas Vehicle Systems, Inc. Total consideration was approximately $3 million. Natural Gas Vehicle Systems, Inc. manufactures cylinders used in vehicles which use natural gas. The Company completed the sale of Astralloy Wear Technology in March 1999 and the sale of the pavement marking and vegetation control business of Chemi-Trol in August 1999.

Harsco Mill Services Segment - The Manchester truck dealership was sold in September 1999.

The Company reports information about its operating segments according to the "management approach". The management approach is based on the way management organizes the segments within the enterprise for making operating decisions and assessing performance. The Company's reportable segments are identified based upon differences in products, services, and markets served.

The operations of the Company in any one country, except the United States, do not account for more than 10% of sales. No single customer represented
10% or more of the Company's sales during 1999, 1998, and 1997. There are no significant intersegment sales.

(b)      Financial Information about Industry Segments:

Financial information concerning Industry Segments is included in Note 14 to the Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data".

(c)      Narrative Description of Business:

         (1) A narrative description of the businesses by operating segment is as follows:

Harsco Mill Services

This segment is the world leader in providing on-site highly specialized services and technology under long-term contracts to steel producers and non-ferrous metal industries. The Company's flame and recycling technologies along with computerized scrap handling are several examples of the specialized services the Company provides. These highly specialized services and technologies include: scarfing, ferrocut, carbofer, briquetting and scrap management. The Company provides in-plant transportation and other specialized services, including slab management systems, general plant services, and other recycling technology. Other services provided include metal reclamation; slag processing, marketing and utilization; raw material management and handling; by-product recovery and recycling; and finished product handling and transport. Highly specialized recovery and cleaning equipment, installed and operated on the property of steel producers, together with standard material handling equipment are employed to reclaim metal and handle material. The customer uses this reclaimed metal in its steel production process. The nonmetallic residual slag is graded into various sizes at on-site Company-owned processing facilities and then sold commercially. It is used as an aggregate material in asphalt paving applications, railroad ballast and building blocks. Similar services are also provided to non-ferrous metal industries, such as aluminum, copper, and nickel.

This segment also provides roofing granules and slag abrasives. The Company's slag abrasives and roofing granules are produced from utility coal slag and natural rock materials at a number of locations throughout the United States. The Company's Black Beauty(TM) abrasives are used for industrial surface preparation, such as rust removal and cleaning of bridges, ship hulls, and various structures. Roofing granules are sold to residential roofing shingle manufacturers.

This segment operates at more than 160 sites in over 30 countries. Also included is the Reed Minerals unit, which provides roofing granules and slag abrasives.

For 1999, percentage of consolidated net sales was 42%.

Harsco Gas and Fluid Control

Major product classes in this segment are gas containment and control equipment, industrial pipe fittings, and process equipment, principally air-cooled heat exchangers.

Gas containment products include cryogenic gas storage tanks, high pressure and acetylene cylinders, propane tanks, and composite vessels for industrial and commercial gases and other products. Gas control products include valves and regulators serving a variety of markets, including the industrial gas commercial refrigeration, life support, and outdoor recreation industries. Products are used in applications such as scuba diving equipment and outdoor barbecue grills.

The segment provides custom designed and manufactured air-cooled heat exchangers, principally for applications on field-sited natural gas compression packages, for both domestic and international locations.

The segment is a major supplier of industrial pipe fittings and related products for the plumbing, hardware and energy industries.

For 1999, percentage of consolidated net sales was 33%.

Harsco Infrastructure

Major product classes in this segment are scaffolding, shoring and concrete forming services, railway maintenance-of-way services and equipment, and industrial grating and bridge decking products.

The segment's scaffolding, shoring and concrete forming service products include steel and aluminum support systems that are leased or sold to customers through a North American network of some 50 branch service centers. The Company also provides design engineering services, on-site installation, and equipment management services.

The Company's railway maintenance-of-way services provide high technology comprehensive track maintenance and new track construction support to railroad customers. The railway maintenance-of-way services and equipment product class includes specialized track maintenance equipment used by private and government-owned railroads and urban transit systems worldwide. The equipment manufactured by the Company includes a comprehensive range of specially-designed systems used in the construction and maintenance of track and railbeds.

The segment manufactures a varied line of industrial grating products at several plants in North America. The Company produces a full range of riveted, pressure-locked and welded grating in steel, aluminum and fiberglass, used mainly in industrial flooring, safety, and security applications for power, paper, chemical, refining and processing applications.

The Company also produces bridge decking and related products for bridge surfaces.

This segment also produces commercial and industrial boilers and hot water heaters, and blenders, dryers and mixers for the chemical and food processing industries.

For 1999, percentage of consolidated net sales was 25%.

   (1) (i)    The products and services of Harsco include a number of classes.
The product classes that contributed 10% or more as a percentage of consolidated net sales in any of the last three fiscal years are as set forth in the following table.

                                               1999                    1998                    1997
                                               ----                    ----                    ----
   Mill Services                               39%                     40%                     38%
   Gas Control and Containment Equipment       24%                     21%                     21%

   (1) (ii)   New products and services are added from time to time; however, in
1999 none required the investment of a material amount of the Company's assets.

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

   (1) (v)    Harsco furnishes building products and materials and a wide variety of specialized equipment for commercial, industrial, public works and non-residential construction which are seasonal in nature. In 1999, construction-related operations accounted for 12% of total sales.

   (1) (vi)   The practices of the Company relating to working capital items are not unusual compared with those practices of other service providers or manufacturers servicing mainly industrial and commercial markets.

   (1) (vii) No material part of the business of the Company is dependent upon a single customer or a few customers, the loss of any one of which would have a material adverse effect upon the Company.

   (1) (viii) Backlog of orders was $231.6 million and $188.6 million as of December 31, 1999 and 1998, respectively. It is expected that approximately 18% of the total backlog at December 31, 1999, will not be filled during 2000. There is no significant seasonal aspect to the Company's backlog. Backlog for scaffolding, shoring and forming services, and for roofing granules and slag abrasives is not included in the total backlog, because it is generally not quantifiable due to the nature of the products and services provided. Contracts for the Harsco Mill Services Segment are also excluded from the total backlog. These Contracts have an estimated value of $3.6 billion at December 31, 1999.

   (1) (ix)   At December 31, 1999, the Company had no material contracts that were subject to renegotiation of profits or termination at the election of the Government.

   (1) (x)    The various businesses in which the Company operates are highly competitive and the Company encounters active competition in all of its activities from both larger and smaller companies who produce the same or similar products or services or who produce different products appropriate for the same uses.

   (1) (xi)   The expense for product development activities was $7,759,000,
$6,977,000, and $6,090,000 in 1999, 1998, and 1997, respectively.

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

   (1) (xiii) As of December 31, 1999, the Company had approximately 15,700 employees.

(d)      Financial Information about Foreign and
         Domestic Operations and Export Sales:

Financial information concerning foreign and domestic operations is included in
Note 14 to the Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data". Export sales totaled $110.0 million and $114.7 million in 1999 and 1998, respectively.

Item 2.  Properties:

Information as to the principal plants owned and operated by the Company is summarized in the following table:

                                                  Floor Space
Location                                           (Sq. Ft.)                     Principal Products
--------                                           ---------                     ------------------
Harsco Infrastructure:

E. Syracuse, New York                                 48,000                     Railroad Equipment
Ludington, Michigan                                  159,000                     Railroad Equipment
Fairmont, Minnesota                                  312,000                     Railroad Equipment
West Columbia, South Carolina                        224,000                     Railroad Equipment
Brendale, Australia                                   20,000                     Railroad Equipment

Nashville, Tennessee                                 246,000                     Grating
Nashville, Tennessee                                  87,000                     Grating
Charlotte, North Carolina                             23,000                     Grating
Madera, California                                    48,000                     Grating
Leeds, Alabama                                        51,000                     Grating
Cheswick, Pennsylvania                                56,000                     Grating
Channelview, Texas                                    86,000                     Grating
Marlboro, New Jersey                                  30,000                     Grating
Queretaro, Mexico                                     63,000                     Grating

Marion, Ohio                                         135,000                     Construction Equipment

Harsco Mill Services:

Moundsville, West Virginia                            12,000                     Roofing Granules/Abrasives
Drakesboro, Kentucky                                  41,000                     Roofing Granules
Gary, Indiana                                         19,000                     Roofing Granules/Abrasives
Ione, California                                      33,000                     Roofing Granules

                                                  Floor Space
Location                                           (Sq. Ft.)                     Principal Products
--------                                           ---------                     ------------------

Harsco Gas and Fluid Control:

West Jefferson, Ohio                                 148,000                     Pipe Fittings
Crowley, Louisiana                                   172,000                     Pipe Fittings
Houston, Texas                                        26,000                     Pipe Fittings
Chicago, Illinois                                     35,000                     Pipe Fittings
Hamden, Connecticut                                   47,000                     Pipe Fittings
Vanastra, Ontario, Canada                             55,000                     Pipe Fittings

East Stroudsburg, Pennsylvania                       172,000                     Process Equipment
Port of Catoosa, Oklahoma                            131,000                     Heat Exchangers
Sapulpa, Oklahoma                                     83,000                     Heat Exchangers

Lockport, New York                                   104,000                     Valve Manufacturing
Niagara Falls, New York                               66,000                     Valve Manufacturing
Washington, Pennsylvania                             112,000                     Valve Manufacturing

Jesup, Georgia                                        87,000                     Propane Tanks
Jesup, Georgia                                        65,000                     Propane Tanks
Jesup, Georgia                                        63,000                     Cryogenic Storage Vessels
Bloomfield, Iowa                                      48,000                     Propane Tanks
West Jordan, Utah                                     36,000                     Propane Tanks
Fremont, Ohio                                         69,000                     Propane Tanks
Pomona, California                                    56,000                     Composite Pressure Vessels
Gardena, California                                   26,000                     Composite Pressure Vessels
Harrisburg, Pennsylvania                             245,000                     Cylinders
Huntsville, Alabama                                  220,000                     Acetylene Tanks
Theodore, Alabama                                    305,000                     Cryogenic Storage Vessels
Husum, Germany                                        61,000                     Cryogenic Storage Vessels
Shah Alam, Malaysia                                   25,000                     Cryogenic Storage Vessels
Shah Alam, Malaysia                                   29,000                     Cylinders
Beijing, China                                       134,000                     Cryogenic Storage Vessels

The Company also operates the following plants which are leased:

                                                                                               Expiration
                                             Floor Space           Principal                     Date of
Location                                      (Sq. Ft.)            Products                      Lease
--------                                     -----------           --------                    ----------
Harsco Infrastructure:

Nottingham, England                           30,000               Railroad Equipment           10/23/00

Danbury, Connecticut                          16,000               Railroad Equipment           11/30/01

Tulsa, Oklahoma                               10,000               Grating                      04/28/01

Harsco Gas and Fluid Control:

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

Harsco common stock is traded on the New York, Pacific, Boston, and Philadelphia Stock Exchanges under the symbol HSC. At the end of 1999, there were 40,071,785 shares outstanding. In 1999, the stock traded in a range of $34-3/8 - $23-1/16 and closed at $31-3/4 at year-end. At December 31, 1999 there were approximately 21,000 shareholders. For additional information regarding Harsco common stock market price and dividends declared, see the Common Stock Price and Dividend Information under Part II, Item 8, "Financial Statements and Supplementary Data".

Item 6.  Selected Financial Data

FIVE-YEAR STATISTICAL SUMMARY
-----------------------------
(ALL DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                1999           1998          1997            1996          1995
INCOME STATEMENT INFORMATION
     Net sales                                               $ 1,716,688   $ 1,733,458   $ 1,627,478     $ 1,557,643   $ 1,495,466

     Income from continuing operations before
     interest, income taxes, and minority interest               169,736       191,901       179,888         166,057       131,019

     Income from continuing operations                            90,713       107,513       100,400          83,903        61,318

     Income from discontinued defense business                         -             -        28,424(a)       35,106        36,059

     Gain on disposal of discontinued defense
     business                                                          -             -       150,008               -             -

     Net income                                                   90,713       107,513       278,832         119,009        97,377

------------------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION INFORMATION

     Working capital                                         $   182,439   $   112,619   $   341,160     $   214,519   $   145,254
     Total assets                                              1,659,823     1,623,581     1,477,188       1,324,419     1,310,662
     Long-term debt                                              418,504       309,131       198,898         227,385       179,926
     Total debt                                                  455,111       363,738       225,375         253,567       288,673
     Depreciation and amortization                               135,853       131,381       116,539         109,399       104,863
     Capital expenditures                                        175,248       159,816       143,444         150,294       113,895
     Cash provided by operating activities                       213,953       189,260       148,541         217,202       258,815
     Cash provided (used) by investing activities               (194,674)     (233,490)      196,545        (153,225)      (97,331)
     Cash (used) by financing activities                          (8,928)     (134,324)     (167,249)        (92,944)     (128,068)

------------------------------------------------------------------------------------------------------------------------------------
RATIOS

     Return on net sales(1)                                          5.3%          6.2%          6.2%            5.4%          4.1%

     Return on average equity(2)                                    13.9%         14.3%         15.1%           14.0%         10.7%

     Return on average assets(3)                                    10.7%         12.9%         14.3%           13.7%         10.8%

     Current ratio                                                 1.4:1         1.2:1         1.9:1           1.7:1         1.4:1

     Total debt to total capital(4)                                 41.2%         34.7%         22.4%           27.1%         31.6%

------------------------------------------------------------------------------------------------------------------------------------
PER SHARE INFORMATION (b)

     Diluted - Income from continuing operations             $      2.21   $      2.34   $      2.04     $      1.67       $  1.20

             - Income from discontinued defense
                 business                                              -             -           .58(a)          .70           .71

             - Gain on disposal of discontinued defense
                 business                                              -             -          3.05               -             -

             - Net income                                           2.21          2.34          5.67            2.37          1.91

     Book value                                                    16.22         16.22         16.64           13.73         12.49

     Cash dividends declared                                         .91          .885           .82             .77           .75

------------------------------------------------------------------------------------------------------------------------------------
OTHER INFORMATION

     Basic average number of shares outstanding (b)           40,882,153    45,568,256    48,754,212      49,894,515    50,504,707

     Diluted average number of shares outstanding (b)         41,017,067    45,910,531    49,191,872      50,317,664    50,856,929

     Number of employees                                          15,700        15,300        14,600          14,200        13,200

     Backlog (c)                                             $   231,557   $   188,594   $   225,575     $   211,734   $   157,129

FIVE-YEAR STATISTICAL SUMMARY

(a) Includes income through August 1997 (the measurement date) from the discontinued defense business.

(b) Reflects two-for-one stock split to shareholders of record January 15, 1997.

(c) Excludes the estimated value of long-term mill service contracts, which had an estimated value of $3.6 billion at December 31, 1999.


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

(4) "Total debt to total capital" is calculated by dividing the sum of debt (short-term borrowings and long-term debt including current maturities) by the sum of equity and debt.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations:

FINANCIAL CONDITION AND LIQUIDITY

The change in the Company's financial position and liquidity is summarized as follows:

                                    DECEMBER 31      DECEMBER 31      INCREASE/
(DOLLARS ARE IN MILLIONS)              1999             1998          (DECREASE)
=================================================================================

Current Assets                       $   612.9        $  587.4          $ 25.5
Current Liabilities                      430.5           474.8           (44.3)
---------------------------------------------------------------------------------
Working Capital                      $   182.4        $  112.6          $ 69.8

Current Ratio                            1.4:1           1.2:1
=================================================================================

Notes Payable and
   Current Maturities                $    36.6        $   54.6          $(18.0)
Long-term Debt                           418.5           309.1           109.4
---------------------------------------------------------------------------------
Total Debt                               455.1           363.7            91.4
Total Equity                             650.1           685.3           (35.2)
---------------------------------------------------------------------------------
Total Capital                        $ 1,105.2        $1,049.0          $ 56.2
Total Debt to
   Total Capital                          41.2%           34.7%
=================================================================================

The improvement in the Company's working capital position and current ratio during 1999 was due principally to a reduction in current liabilities of $44.3 million. Additionally, current assets increased, but at a lesser rate. The largest reduction within current liabilities was an $18.0 million decrease in notes payable and current maturities of long-term debt due principally to refinancing short term notes into long-term debt. The reduction in current liabilities also included $14.6 million of cash payments related to the discontinued defense business. This is reflected as a reduction in Other current liabilities in the Consolidated Balance Sheet.

A strategic focus of the Company is the minimization of capital employed including inventory levels. Inventories decreased a net of $3.6 million despite an increase of $16.3 million related to a fourth quarter 1999 acquired company (acquisition). Receivables increased by $20.2 million principally due to the acquisition and the timing of sales. Sales in the last two months of 1999 substantially exceeded those in the last two months of 1998.

Long-term debt increased in 1999 principally as a result of capital expenditures (investments), share repurchases and an acquisition in the fourth quarter of 1999. Capital investments for 1999 were a record $175.2 million compared with the previous record of $159.8 million in 1998. Investments were made for new mill services contracts and other business growth initiatives, information technology, new processes, and for productivity improvements. The Company acquired 2,326,798 shares of its common stock in 1999 at a cost of $66.4 million. Due to the timing of actual cash settlements for the purchase of the stock, the cash used in 1999 was $71.9 million. The capital investments, share repurchases and cash dividends demonstrate the Company's continued commitment to creating value through strategic investment and return of capital to shareholders. In the past six years, the Company has committed over $1.7 billion to increasing shareholder value.

CASH UTILIZATION:                                 FOR THE YEAR ENDED DECEMBER 31
(IN MILLIONS)                  1999         1998         1997         1996          1995         1994
------------------------------------------------------------------------------------------------------

Capital Investments          $  175.2     $  159.8     $  143.4     $  150.3     $  113.9     $   90.9
Strategic Acquisitions           48.9        158.3          8.5         21.1          4.1            -
Share Repurchases                71.9        169.3        113.2         30.7         14.1            -
Cash Dividends                   37.0         40.3         39.1         37.9         37.4         35.1
------------------------------------------------------------------------------------------------------
Total                        $  333.0     $  527.7     $  304.2     $  240.0     $  169.5     $  126.0
======================================================================================================

The Company's debt as a percent of total capital changed as a result of increased debt and a decrease in equity capital due to the Company's share repurchases and $27.3 million resulting from foreign currency translation adjustments. The foreign currency translation adjustments are principally due to 1999's 14% decrease in the translated value of the euro and a 33% decrease in the translated value of the Brazilian real.

FINANCIAL STATISTICS FOR THE YEAR ENDED DECEMBER 31

                                            1999                       1998
---------------------------------------------------------------------------------


HARSCO STOCK PRICE HIGH-LOW            $34.38 - $23.06            $47.25 - $23.00
---------------------------------------------------------------------------------

RETURN ON AVERAGE EQUITY                13.9%                      14.3%
---------------------------------------------------------------------------------
Return on Average Assets                10.7%                      12.9%
Return on Average Capital               10.0%                      11.5%

Lower returns on average equity, assets, and capital are due principally to lower income in 1999 compared with the record income from continuing operations for 1998. More specifically, income was lower in the first half of 1999 compared to the first half of 1998. However, this was partially offset by higher income for the second half of 1999 than the same period of 1998. Return on average equity was positively affected by lower average equity due principally to share repurchases. The Company's book value per share was unchanged at $16.22 per share at December 31, 1998 and 1999.

(IN MILLIONS)                                    1999             1998            1997
------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATIONS:                $214.0           $189.3          $148.5

Operating cash flows were a strong $214.0 million in 1999 compared with $189.3 million in 1998. These amounts include $14.6 million in 1999 and $13.6 million in 1998 of cash payments for the discontinued defense business. The increase in cash from operating activities was due principally to intensified efforts to reduce inventories in 1999. A strategic management initiative in 1999 has focused on a reduction of working capital components including inventory. This focus will continue in 2000 and beyond. Lower earnings in 1999, the timing of cash receipts from accounts receivable, and the timing of payments on accounts payable, partially offset the significant improvement in cash provided by operations.

The Company has a U.S. commercial paper borrowing program under which it can issue up to $400 million of short-term notes in the U.S. commercial paper market. In addition, the Company has a three billion Belgian franc commercial paper program, equivalent to approximately U.S. $75 million at December 31, 1999. The Belgian program provides the capacity to borrow euros to fund the Company's European operations more efficiently. The Company limits the aggregate commercial paper and syndicated credit facility borrowings at any one time to a maximum $400 million. At December 31, 1999, the Company had $205.4 million of U.S. commercial paper debt outstanding, and $28.3 million of commercial paper debt outstanding under the Belgian program.

The Company has available through a syndicate of banks a $400 million multi-currency five-year revolving credit facility, extending through July 2001. This facility serves as back-up to the Company's U.S. commercial paper program. As of December 31, 1999 there were no borrowings outstanding under this facility.

The Company's outstanding long-term notes are rated A by Standard & Poor's, A by Fitch IBCA and A-3 by Moody's. The Company's commercial paper is rated A-1 by Standard & Poor's, F-1 by Fitch IBCA and P-2 by Moody's. A Form S-3 shelf registration is on file with the Securities and Exchange Commission for the possible issuance of up to an additional $200 million of new debt securities, preferred stock or common stock.

As supported by the above, the Company's financial position and debt capacity should enable it to meet its current and future requirements. As additional resources are needed, the Company should be able to obtain funds readily and at competitive costs. The Company is positioned to continue to invest in strategic acquisitions, selective high return capital investments, and to issue cash dividends as means to enhance shareholder value. The Company recently completed its strategic initiative of purchasing 20% of the Company's outstanding shares. With the completion of this program, the Company intends to use future discretionary cash flow principally for debt reduction and acquisitions, although additional shares may be acquired from time to time.

RESULTS OF OPERATIONS
1999 COMPARED WITH 1998

                                                                                                    AMOUNT     PERCENT
                                                                                                   INCREASE    INCREASE
(DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE)                            1999             1998      (DECREASE)  (DECREASE)
 -----------------------------------------                             ----             ----      ----------  ----------
Revenues                                                          $   1,720.8     $   1,735.4     $  (14.6)      (1%)

Income before interest, income taxes, and minority interest             169.7           191.9        (22.2)     (12%)

Net income                                                               90.7           107.5        (16.8)     (16%)

Basic earnings per common share                                          2.22            2.36         (.14)      (6%)

Diluted earnings per common share                                        2.21            2.34         (.13)      (6%)

SUMMARY ANALYSIS OF RESULTS

Despite improving conditions in the steel industry during the last six months of 1999, the Company's results for the full year of 1999 reflect the adverse effects of a steel industry affected by overcapacity, reduced prices and weak demand in certain parts of the world. These problems contributed to reduced steel production and financial stress at several steel mills. Certain customers in the United States were forced to file for bankruptcy protection. In the second half of 1999, increased levels of domestic steel production and capacity utilization favorably affected the Company's results. Second half net income and earnings per share for 1999 exceeded the same period of 1998.

Soft market conditions in the industrial gas and oil industries contributed to lower results for 1999. However, the significant increase in crude oil prices that was experienced in late 1999 contributed to improved results for the second half. The Company's order backlog in the Harsco Gas and Fluid Control Segment as of December 31, 1999 is 27% higher than as of December 31, 1998, reflecting improved business conditions.

In 1999, the strong U.S. dollar adversely impacted the foreign currency translation effect on results of operations in many countries in which the Company operates.

Additionally, pre-tax pension expense for 1999, calculated in accordance with SFAS No. 87, was $10.6 million higher than 1998. The increase unfavorably impacted cost of services and products sold as well as selling, general, and administrative expenses.

Despite decreases in the Company's revenues and income for 1999 when compared to 1998, certain economic and market conditions as of December 31, 1999, particularly for the Harsco Mill Services and the Harsco Gas and Fluid Control Segments, indicate that the unfavorable trends experienced in 1999 have begun to dissipate.

COMPARATIVE ANALYSIS OF CONSOLIDATED RESULTS

REVENUES

Revenues for 1999 were $1.72 billion, slightly below 1998. The decrease reflects principally the unfavorable effects of market conditions in the steel, oil and gas industries during the first six months of 1999. Improvements in market conditions in the second half of 1999, as well as higher sales from acquisitions, net of dispositions of non-core businesses, partially offset the lower sales reported in the first six months of 1999. Excluding the adverse foreign exchange translation effect of the strengthening U.S. dollar, particularly relative to the Brazilian real, the euro, the South African rand and the British pound, revenues exceeded 1998.

COST OF SALES AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Costs of services and products sold for 1999 approximated that of 1998. As a result of divesting certain non-core businesses and the Company's continuing cost reduction, process improvement, and reorganization efforts, selling, general, and administrative expenses decreased despite the inclusion of acquired companies. The total of cost of sales plus selling, general, and administrative expenses was lower than 1998, despite a significant increase in pension expense.

NET SPECIAL CHARGES AND GAINS

In 1999 the Company incurred $6.0 million of net pre-tax expense related to special charges and gains. Special charges include asset write-downs, employee termination benefit costs, costs to exit activities, and other reorganization-related costs resulting from the company's continuing efforts to consolidate and streamline its businesses. Gains result principally from the disposal of non-core businesses. In 1998 net special charges were $2.2 million.

Net gains for 1998 of $29.1 million consist principally of a pre-tax net gain of $27 million recorded on the October 1998 sale of the Nutter Engineering unit of the Harsco Gas and Fluid Control Segment. Such gains are reflected as adjustments to reconcile net income to net cash provided by operating activities in the Consolidated Statement of Cash Flows. Total proceeds associated with 1998 special gains were $42.9 million and are included in proceeds from the sale of businesses and property, plant and equipment in the investing activities section of the Consolidated Statement of Cash Flows. Net gains for 1999 were $0.6 million.

Impaired asset write-downs for 1999 of $2.9 million include a $1.9 million pre-tax, non-cash, write-down of the Company's investment in Bio-Oxidation Services Inc. which is included in the Harsco Gas and Fluid Control Segment. The Company's investment in Bio-Oxidation Services Inc. is being held for disposal. The write-down amount was measured on the basis of the lower of carrying amount or fair value less cost to sell. Fair value was determined using available information based upon the estimated amount at which the assets could be sold in a current transaction between willing parties. For the year ended December 31, 1999, Bio-Oxidation Services Inc. recorded a pre-tax loss of $2.3 million which includes the asset write-down of $1.9 million. The Company estimates that the disposal will occur during 2000.

Impaired asset write-downs of $14.4 million for 1998 include a $6.1 million pre-tax, non-cash, write-down of the Company's investment in Bio-Oxidation Services Inc. For the year ended December 31, 1998, Bio-Oxidation Services Inc. recorded a pre-tax loss of $9.8 million which includes the asset write-down of $6.1 million.

Impaired asset write-downs for 1998 also include a $6.1 million pre-tax, non-cash, write-down of assets, principally property, plant and equipment in the Harsco Mill Services Segment. The write-down became necessary as a result of significant adverse changes in the international economic environment and the steel industry. Impairment loss was measured as the amount by which the carrying amount of assets exceeded their estimated fair value. Fair value was estimated based upon the expected future realizable net cash flows. In September 1999, assets associated with a substantial portion of this provision were sold in conjunction with the termination settlement of a contract in Russia.

Employee termination benefit costs consist principally of severance arrangements to employees terminated as a result of management reorganization actions. Under these reorganization actions, the Company's management has established and approved specific plans of termination. Details of the termination benefit plans have been communicated to the affected employees prior to recognition of related provisions. Non-cash charges for employee termination benefit costs are included as adjustments to reconcile net income to net cash provided by operating activities in the Consolidated Statement of Cash Flows.

During 1999, $2.9 million of expense related to employee termination benefits was incurred principally in the Harsco Mill Services Segment, primarily in France and the United Kingdom. In 1999, 220 employees were included in employee termination arrangements initiated by the Company and approximately $1.8 million of cash payments were made under such arrangements. The payments are reflected as uses of operating cash in the Consolidated Statement of Cash Flows.

During 1998, $6.5 million of expense related to employee termination benefits occurred principally in the Harsco Mill Services Segment, primarily in South Africa, United States, France, and Germany. In 1998, approximately 670 employees were included in employee termination arrangements initiated by the Company and approximately $2.4 million of cash payments were made under such arrangements. An additional $3.3 million was disbursed in 1999 for the 1998 reorganization actions.

EMPLOYEE TERMINATION BENEFIT COSTS AND PAYMENTS

                                                        (IN MILLIONS)
                                                     SUMMARY OF ACTIVITY
                                                   -----------------------
Original reorganization action period               1999           1998

Employee termination benefits expense              $  2.9         $  6.5
                                                   ------         ------

Payments:
         Disbursed in 1998                              -           (2.4)
         Disbursed in 1999 (1)                       (1.8)          (3.3)
                                                   ------         ------
                 Total payments                      (1.8)          (5.7)

         Other                                          -           (0.4)
                                                   ------         ------
                 Remaining payments as of
                 December 31, 1999 (2)             $  1.1         $  0.4
                                                   ======         ======

(1) - Disbursements in 1999 are categorized according to the original reorganization action period to which they relate (1999 or 1998). Cash severance payments in 1999 occurred principally in the Harsco Mill Services Segment in South Africa principally for 1998 reorganization actions.

(2) - Remaining payments are categorized according to the original reorganization action period to which they relate (1999 or 1998).

EMPLOYEE TERMINATIONS - NUMBER OF EMPLOYEES

                                                           SUMMARY OF ACTIVITY
                                                          ---------------------
Original reorganization action period                     1999           1998

Employees affected by new reorganization actions           220            670
                                                          ----           ----
Employee terminations:
         Terminated in 1998                                  -           (349)
         Terminated in 1999                               (172)          (352)
                                                          ----           ----
                 Total terminations                       (172)          (701)

         Other                                              (9)            35
                                                          ----           ----
                 Remaining terminations as of
                 December 31, 1999                          39              4
                                                          ====           ====

INTEREST EXPENSE

The Company's defense business was sold in the fourth quarter of 1997. This resulted in $344 million of pre-tax cash proceeds. The availability of a substantial portion of this cash in 1998 resulted in additional interest income, as well as reduced interest expense compared to 1999. Additionally, interest expense for 1999 was higher than 1998 as a result of increased borrowings for record capital expenditures (investments), the Company's share repurchase program and an acquisition in the fourth quarter of 1999. Capital investments, $175.2 million in 1999, were made for new mill services contracts, other business growth initiatives, information technology, new processes, and for productivity improvements.

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST

As a result of factors disclosed in previous sections, income before income taxes and minority interest was down 18% from 1998.

PROVISION FOR INCOME TAXES

The effective income tax rate for 1999 was 35% versus 37.5% for 1998. The reduction in the income tax rate is due principally to lower effective income tax rates on domestic earnings.

NET INCOME AND EARNINGS PER SHARE

Net income of $90.7 million was below 1998. Basic earnings per common share were $2.22 down from $2.36 in 1998. Diluted earnings per common share were $2.21 down from $2.34 in 1998.

SEGMENT ANALYSIS

HARSCO MILL SERVICES SEGMENT

                                                                                                         AMOUNT         PERCENT
                                                                                                        INCREASE        INCREASE
(DOLLARS ARE IN MILLIONS)                                                 1999             1998        (DECREASE)      (DECREASE)
-------------------------                                                 ----             ----        ----------      ----------
Sales                                                                 $   729.6       $   751.9         $(22.3)              (3%)

Income before interest, income taxes, and minority interest                81.2            84.3           (3.1)              (4%)

Segment net income                                                         45.1            43.3            1.8                4%

Sales of the Harsco Mill Services Segment were below 1998. The inclusion of sales from an acquired company for the full year 1999 was partially offset by the 1998 disposition of a non-core business. The decrease also reflects the unfavorable effects of foreign exchange translation and overcapacity in the steel industry which adversely affected worldwide steel prices and production. This is particularly true in the United States where the steel industry filed complaints with the government due to alleged unfairly low-priced imports. Lower steel production adversely affected volume and margins at most steel mills in the United States including many of the Company's customers. However, during the last six months of 1999, steel production and capacity utilization in the United States trended upwards reflecting the highest levels since the second quarter of 1998. Additionally, certain other key countries in which the Company conducts business also experienced upward trends in steel production in 1999. The Harsco Mill Services Segment fourth quarter 1999 results reflected this trend as revenues and income, excluding special charges and gains, exceeded the same period of 1998.

Income before interest, income taxes, and minority interest of the Harsco Mill Services Segment was below 1998. Results in 1998 included $10.0 million of pre-tax, non-cash write-downs of assets, principally property, plant and equipment. Additionally, $4.9 million of employee termination benefit costs were included in net special charges and gains in 1998. Excluding net special charges and gains, income before interest, income taxes, and minority interest was $84.5 million in 1999 compared to $99.9 million in 1998.

The decrease in income for 1999 reflected the adverse effects of lower steel production and prices in the first half of 1999. Results for 1999 include a foreign currency transaction gain in Brazil, while in 1998, net foreign currency translation exchange losses were incurred. The transaction gain in Brazil partially offset the net unfavorable foreign currency impact associated with translation of the results of operations of the Harsco Mill Services Segment.

Net income of the Harsco Mill Services Segment was above 1998. Excluding net special charges and gains, net income in 1999 was $47.3 million compared to $52.9 million in 1998 reflecting the conditions previously disclosed.

HARSCO GAS AND FLUID CONTROL SEGMENT

                                                                                                  AMOUNT        PERCENT
                                                                                                 INCREASE       INCREASE
(DOLLARS ARE IN MILLIONS)                                             1999        1998 (1)      (DECREASE)     (DECREASE)
-------------------------                                             ----        ----          ----------     ----------
Sales                                                                $560.9       $588.7          $(27.8)         (5%)

Income before interest, income taxes, and minority interest            47.5         72.3           (24.8)        (34%)

Segment net income                                                     27.0         40.9           (13.9)        (34%)

(1) Segment information for 1998 has been restated to reflect the realignment of the heat transfer and industrial blending equipment product lines from the Harsco Gas and Fluid Control Segment to the Harsco Infrastructure Segment. Sales of these product lines were $26.9 million and $29.2 million for the years 1999 and 1998, respectively.

Sales of the Harsco Gas and Fluid Control Segment decreased from 1998. The inclusion of a full year's sales of three acquired companies was more than offset by lower sales of process equipment due in part to the disposition of three non-core businesses. Reduced sales of gas control and containment equipment and process equipment also reflected decreased demand in the industrial gas and oil industries. In late 1999, these industries were favorably affected by rising crude oil prices.

Income before interest, income taxes, and minority interest of the Harsco Gas and Fluid Control Segment was below 1998 principally due to the inclusion in 1998 of gains on the disposal of two businesses. Excluding net special charges and gains, income before interest, income taxes, and minority interest was $50.0 million in 1999 compared to $54.1 million in 1998. The decrease reflected the adverse effects of reduced demand from customers in the industrial gas and oil industries.

Segment net income was below 1998 principally due to the inclusion in 1998 of gains on the disposal of two businesses. Net income for 1999 was adversely affected, but to a lesser extent than 1998, by valuation provisions related to the write-down of assets held for disposal. Excluding net special charges and gains, net income in 1999 was $28.6 million compared to $30.0 million in 1998.

HARSCO INFRASTRUCTURE SEGMENT

                                                                                                     AMOUNT        PERCENT
                                                                                                    INCREASE       INCREASE
(DOLLARS ARE IN MILLIONS)                                                1999          1998 (1)    (DECREASE)     (DECREASE)
-------------------------                                                ----          ----        ----------     ----------
Sales                                                                $   426.2      $  392.9         $  33.3           8%

Income before interest, income taxes, and minority interest               41.2          32.9             8.3          25%

Segment net income                                                        22.5          18.6             3.9          21%

(1) Segment information for 1998 has been restated to reflect the realignment of the heat transfer and industrial blending equipment product lines from the Harsco Gas and Fluid Control Segment to the Harsco Infrastructure Segment. Sales of these product lines were $26.9 million and $29.2 million for the years 1999 and 1998, respectively.

The Harsco Infrastructure Segment's sales for 1999 exceeded 1998 due to increased sales of scaffolding, shoring and forming services, as well as sales of railway maintenance-of-way equipment and contract services which included the effect of an acquisition in the fourth quarter of 1999.

Income before interest, income taxes, and minority interest of the Harsco Infrastructure Segment was significantly above 1998. Excluding net special charges and gains, income before interest, income taxes, and minority interest was $41.2 million compared to $37.7 million in 1998. The increase was due principally to improved margins on sales of grating products and, to a lesser extent, higher income for scaffolding, shoring and forming services.

Segment net income was above 1998 due principally to improved margins on sales of grating products. Additionally, increased income was recorded for scaffolding, shoring and forming services. Excluding net special charges and gains, net income in 1999 was $22.5 million compared to $21.8 million in 1998.

INDUSTRIAL SERVICES AND ENGINEERED PRODUCTS

In addition to the segment reporting previously presented, the Company is a diversified industrial services and engineered products company. Total industrial services sales, include mill services, as well as scaffolding, shoring, and forming services and railway maintenance-of-way services. Engineered products include sales of the Reed Minerals unit in the Harsco Mill Services Segment, and product sales of the Harsco Infrastructure and the Harsco Gas and Fluid Control Segments.

(DOLLARS ARE IN MILLIONS)                                         1999                                 1998
-----------------------------------------------------------------------------------------------------------------------
                                                         AMOUNT          PERCENT             AMOUNT           PERCENT
                                                         ------          -------             ------           -------
SALES
-----
Industrial Services                                   $     864.0              50%         $      866.4              50%

Engineered Products                                         852.7              50%                867.1              50
                                                        ---------      ----------            ----------      ----------

     Total sales                                      $   1,716.7             100%         $    1,733.5             100%
                                                       ==========      ==========           ===========      ==========

INCOME
------
Industrial Services                                   $      87.9              52%         $       80.2              42%

Engineered Products                                          82.0              48%                109.3              58
                                                        ---------      ----------            ----------      ----------

     Total segment income before interest,
     income taxes, and minority interest              $     169.9             100%         $      189.5             100%
                                                       ==========      ==========           ===========      ==========

Industrial services income in 1999 was $87.9 million compared with $80.2 million in 1998. Excluding losses and impaired asset write-downs associated with the medical waste disposal service business, industrial services income was $90.2 million and $90.0 million for 1999 and 1998, respectively.

Income for engineered products in 1998 included a pre-tax net gain of $27 million.

RESULTS OF OPERATIONS
1998 COMPARED WITH 1997

                                                                                                        AMOUNT        PERCENT
                                                                                                       INCREASE       INCREASE
(DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE)                               1998          1997          (DECREASE)     (DECREASE)
-------------------------------------------                               ----          ----          ----------     ----------
Revenues                                                                $1,735.4       $1,629.1        $  106.3          7%

Income from continuing operations before interest,
income taxes, and minority interest                                        191.9          179.9            12.0          7%

Income from continuing operations                                          107.5          100.4             7.1          7%

Basic earnings per common share from continuing operations                  2.36           2.06             .30         15%

Diluted earnings per common share from continuing operations                2.34           2.04             .30         15%

SUMMARY ANALYSIS OF RESULTS

The Company's results for 1998 showed substantial improvement over 1997. The acquisition of Faber Prest Plc for the Harsco Mill Services Segment and three acquisitions for the Harsco Gas and Fluid Control Segment enhanced the market leading position of these segments, and contributed to the overall revenue growth. Strong results from scaffolding, shoring and forming services and process equipment also contributed to improved operating results.

However, 1998 results were adversely affected by the Asian economic crisis, particularly its effects on the steel industry. Beginning in the third quarter of 1998, a significant decline in worldwide steel prices occurred due to overcapacity in the industry. Several mills temporarily idled capacity, impacting activity levels for the Harsco Mill Services Segment. The Asian economic crisis also impacted the results of the Harsco Gas and Fluid Control Segment's Asian operations, lowered export sales from certain domestic locations, and reduced margins of certain domestic operations adversely affected by low-priced imports.

The strong U.S. dollar also adversely impacted 1998 results compared to 1997 for many of the company's international operations.

COMPARATIVE ANALYSIS OF CONSOLIDATED RESULTS

REVENUES

Revenues from continuing operations for 1998 were $1.74 billion, 7% above 1997. The increase was due to the inclusion of acquired companies in 1998. Inclusion of the acquired companies increased revenues for the Harsco Mill Services Segment and for gas control and containment equipment in the Harsco Gas and Fluid Control Segment. Process equipment sales also increased. Sales of scaffolding, shoring, and forming services increased, but to a lesser extent. These increases were partially offset by lower sales of industrial fittings, railway maintenance-of-way equipment and contract services, and grating. Excluding the adverse foreign exchange translation effect of the strengthening U.S. dollar, revenues from continuing operations for 1998 were approximately 8% above 1997.

COST OF SALES AND SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Cost of products and services sold increased due to the inclusion of acquired companies. Selling, general, and administrative expenses were only slightly above 1997, despite the inclusion of acquired companies. This resulted from the Company's cost control efforts. Also included in 1998 were $1.7 million of net pre-tax foreign currency translation/transaction losses, principally due to the weakening of the Mexican new peso and the Russian ruble in relation to the U.S. dollar, as compared with $0.5 million of net foreign currency translation/transaction gains in 1997.

NET SPECIAL CHARGES AND GAINS

In 1998 the Company incurred $2.2 million of net pre-tax special charges including asset write-downs, employee termination benefit costs, costs to exit activities, and other reorganization-related costs, compared with $2.6 million in 1997. The charges were incurred as a result of the Company's continuing efforts to consolidate and streamline its businesses. The $2.2 million net special charges for 1998 include a $15.6 million net charge in the Harsco Mill Services Segment and a $4.8 million net charge in the Harsco Infrastructure Segment partially offset by an $18.2 million net gain in the Harsco Gas and Fluid Control Segment. This net gain included a $27 million gain associated with the sale of a business. The $2.6 million net special charges for 1997 include a $1.8 million net charge in the Harsco Gas and Fluid Control Segment, a $0.4 million net charge in the Harsco Mill Services Segment and a $0.7 million net charge in general Corporate expenses, partially offset by a $0.3 million net gain in the Harsco Infrastructure Segment.

Net gains for 1998 consist principally of a pre-tax net gain of $27 million recorded on the October 1998 sale of the Nutter Engineering unit of the Harsco Gas and Fluid Control Segment. Such gains are reflected as adjustments to reconcile net income to net cash provided by operating activities in the Consolidated Statement of Cash Flows. Total proceeds associated with special gains were $42.9 million and are included in proceeds from the sale of businesses and property, plant and equipment in the investing activities section of the Consolidated Statement of Cash Flows.

Impaired asset write-downs for 1998 include a $6.1 million pre-tax, non-cash, write-down of the Company's investment in Bio-Oxidation Services Inc. which is included in the Harsco Gas and Fluid Control Segment. The write-down amount was measured on the basis of the lower of carrying amount or fair value less cost to sell. Fair value was determined using available information based upon the estimated amount at which the assets could be sold in a current transaction between willing parties. For the year ended December 31, 1998 Bio-Oxidation Services Inc. recorded a pre-tax loss of $9.8 million, which includes the asset write-down of $6.1 million.

Impaired asset write-downs also include a fourth quarter 1998 $6.1 million pre-tax, non-cash, write-down of assets, principally property, plant and equipment, in the Harsco Mill Services Segment. The write-down became necessary as a result of significant adverse changes in the international economic environment and the steel industry. Impairment loss was measured as the amount by which the carrying amount of assets exceeded their estimated fair value. Fair value was estimated based upon the expected future realizable net cash flows.

Non-cash impaired asset write-downs are generally included in Other (income) and expenses in the Consolidated Statement of Cash Flows as adjustments to reconcile net income to net cash provided by operating activities.

Employee termination benefit costs consist principally of severance arrangements to employees terminated as a result of management reorganization actions. Under these reorganization actions, the Company's management has established and approved specific plans of termination. Details of the termination benefit plans have been communicated to the affected employees prior to recognition of related provisions. Non-cash charges for employee termination benefit costs are included as adjustments to reconcile net income to net cash provided by operating activities in the Consolidated Statement of Cash Flows.

During 1998, $6.5 million of reorganization expense related to employee termination benefits occurred principally in the Harsco Mill Services Segment, primarily in South Africa, United States, France, and Germany. In 1998, approximately 670 employees were included in employee termination arrangements initiated by the Company and approximately $2.4 million of cash payments were made under such arrangements. An additional $3.3 million was disbursed in 1999 for the 1998 reorganization actions.

EMPLOYEE TERMINATION BENEFIT COSTS AND PAYMENTS

(IN MILLIONS)                                                                         SUMMARY OF ACTIVITY
-------------                                                                       -------------------------
Employee termination benefits expense for 1998                                               $6.5
                                                                                             ----

Payments:

         Disbursed in 1998                                                                   (2.4)
         Disbursed in 1999                                                                   (3.3)
                                                                                             ----
                 Total payments                                                              (5.7)

         Other                                                                               (0.4)
                                                                                             ----
                 Remaining payments as of
                 December 31, 1999                                                           $0.4
                                                                                             ====

EMPLOYEE TERMINATIONS - NUMBER OF EMPLOYEES

                                                                                       SUMMARY OF ACTIVITY
                                                                                    -------------------------
Employees affected by 1998 reorganization actions                                             670
                                                                                             ----
Employee terminations:
         Terminated in 1998                                                                  (349)
         Terminated in 1999                                                                  (352)
                                                                                             ----
                 Total terminations                                                          (701)

         Other                                                                                 35
                                                                                             ----
                 Remaining terminations as of
                 December 31, 1999                                                              4
                                                                                             ====

Costs to exit activities consist of incremental direct costs of reorganization actions and lease run-out costs. Such costs are recorded when a specific exit plan is approved by management. Relocation expenses, such as employee moving costs, are classified as exit costs and are expensed as incurred. Other costs classified in this category are generally expensed as incurred. During 1998, $1.0 million and $0.8 million of exit costs, principally relocation expenses, were included in the Harsco Mill Services and Harsco Infrastructure Segments, respectively. During 1997, $1.5 million of exit costs were included in the Harsco Mill Services Segment. These costs resulted principally from the expiration or termination of contracts at certain mill sites, as well as facility relocation costs.

INTEREST EXPENSE

Interest expense increased in 1998 as a result of increased borrowings for the Company's share repurchase program and for the funding of acquisitions.

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST

Income from continuing operations before income taxes and minority interest increased 5% from 1997 due principally to improved performance. Increased earnings were achieved due principally to improved results for scaffolding, shoring, and forming services and process equipment, as well as the inclusion of acquired companies. These increases were partially offset by lower results for metal reclamation and mill services, industrial fittings, grating, and gas control and containment equipment, as well as start-up losses and asset write-downs associated with the medical waste disposal services business.

PROVISION FOR INCOME TAXES

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

NET INCOME AND EARNINGS PER SHARE

Net income of $107.5 million for 1998 was below 1997, which included $178.4 million of income and a gain from the Company's discontinued defense business. Basic earnings per common share were $2.36, down from $5.72 in 1997. Diluted earnings per common share were $2.34, down from $5.67 in 1997.

SEGMENT ANALYSIS

HARSCO MILL SERVICES SEGMENT


                                                                                                    AMOUNT        PERCENT
                                                                                                   INCREASE       INCREASE
(DOLLARS ARE IN MILLIONS)                                               1998            1997      (DECREASE)     (DECREASE)
-------------------------                                               ----            ----      ----------     ----------
Sales                                                                  $751.9         $672.7        $ 79.2            12%

Income before interest, income taxes, and minority interest              84.3           99.1         (14.8)          (15%)

Segment net income                                                       43.3           50.3          (7.0)          (14%)

Sales of the Harsco Mill Services Segment were above 1997 despite the adverse effect of foreign exchange translation. The increase was due to the inclusion of an acquired company as of the second quarter of 1998.

Income before interest, income taxes, and minority interest of the Harsco Mill Services Segment was below 1997. Excluding special charges and gains, income before interest, income taxes, and minority interest for 1998 was $99.9 million, a slight increase from $99.5 million for 1997. Increased income due to the inclusion of an acquired company was offset by the adverse foreign exchange translation effect of the strong U.S. dollar.

Net income of the Harsco Mill Services Segment was below 1997. The decrease included after-tax net special charges of $9.8 million in 1998, as well as the adverse foreign exchange translation effect of the strong U.S. dollar, offset by the inclusion of an acquired company. The special charges included principally asset write-downs and employee termination benefit costs.

HARSCO GAS AND FLUID CONTROL SEGMENT

                                                                                                AMOUNT       PERCENT
                                                                                               INCREASE      INCREASE
(DOLLARS ARE IN MILLIONS)                                            1998 (1)     1997 (1)    (DECREASE)    (DECREASE)
-------------------------                                            ----         ----        ----------    ----------
Sales                                                               $588.7        $558.3         $30.4          5%

Income before interest, income taxes, and minority interest           72.3          51.3          21.0         41%

Segment net income                                                    40.9          29.5          11.4         39%

(1) Segment information for 1998 and 1997 has been restated to reflect the realignment of the heat transfer and industrial blending equipment product lines from the Harsco Gas and Fluid Control Segment to the Harsco Infrastructure Segment. Sales of these product lines were $29.2 million and $28.2 million for the years 1998 and 1997, respectively.

Sales of the Harsco Gas and Fluid Control Segment increased from 1997 due to the inclusion of sales of three acquired companies and due to increased sales for process equipment.

Income before interest, income taxes, and minority interest of the Harsco Gas and Fluid Control Segment was significantly above 1997's comparable amount due to the inclusion of special charges and gains, including a $27 million pre-tax net gain from the sale of a business. Excluding all special charges and gains, income before interest, income taxes, and minority interest was $54.1 million in 1998 compared to $53.1 million in 1997. This increase was due to improved results for process equipment.

Net income of the Harsco Gas and Fluid Control Segment was significantly above 1997's comparable period due principally to an after-tax $16.9 million net gain arising from the sale of a business and, to a lesser extent, improved results for process equipment. Income increased despite start-up losses and asset write-downs associated with the medical waste disposal services business.

HARSCO INFRASTRUCTURE SEGMENT

                                                                                                AMOUNT         PERCENT
                                                                                               INCREASE        INCREASE
(DOLLARS ARE IN MILLIONS)                                          1998 (1)       1997 (1)    (DECREASE)      (DECREASE)
-------------------------                                          ----           ----        ----------      ----------
Sales                                                              $392.9         $396.5       $(3.6)            (1%)

Income before interest, income taxes, and minority interest          32.9           29.7         3.2             11%

Segment net income                                                   18.6           15.5         3.1             20%

(1) Segment information for 1998 and 1997 has been restated to reflect the realignment of the heat transfer and industrial blending equipment product lines from the Harsco Gas and Fluid Control Segment to the Harsco Infrastructure Segment. Sales of these product lines were $29.2 million and $28.2 million for the years 1998 and 1997, respectively.

Sales of the Harsco Infrastructure Segment were slightly below 1997. Sales of scaffolding, shoring, and forming services were above 1997. However, sales of railway maintenance-of-way equipment and contract services and grating products decreased from 1997.

Income before interest, income taxes, and minority interest was above 1997. Special charges and gains for the Harsco Infrastructure Segment were $4.8 million in 1998, principally asset write-downs. Excluding special charges and gains, income before interest, income taxes, and minority interest was $37.7 million compared to $29.4 million in 1997. The increase was principally due to improved results for scaffolding, shoring, and forming services.

Net income of the Harsco Infrastructure Segment in 1998 was above 1997. The increase is due to improved results for scaffolding, shoring, and forming services.

INDUSTRIAL SERVICES AND ENGINEERED PRODUCTS

In addition to the segment reporting previously presented, the Company is a diversified industrial services and engineered products company. Industrial services sales include mill services, as well as scaffolding, shoring, and forming services and railway maintenance-of-way services. Engineered products include sales of the Reed Minerals unit in the Harsco Mill Services Segment, and product sales of the Harsco Infrastructure and the Harsco Gas and Fluid Control Segments.

(DOLLARS ARE IN MILLIONS)                                     1998                                  1997
------------------------------------------------------------------------------------------------------------------
                                                     AMOUNT          PERCENT              AMOUNT         PERCENT
                                                     ------          -------              ------         -------
SALES
-----
Industrial Services                               $      866.4               50%       $      782.4             48%

Engineered Products                                      867.1               50               845.1             52
                                                   -----------     ------------         -----------     ----------

     Total sales                                  $    1,733.5              100%       $    1,627.5            100%
                                                   ===========     ============         ===========     ==========

INCOME
------
Industrial Services                               $       80.2               42%       $       99.6             55%

Engineered Products                                      109.3               58                80.5             45
                                                   -----------     ------------         -----------     ----------

     Total segment income before interest,
     income taxes, and minority interest          $      189.5             100%        $      180.1           100%
                                                   ===========     ============         ===========     =========

Industrial services income decreased 19% in 1998 compared to 1997 due to net special charges and gains. Net special charges and gains in 1998 included asset write-downs associated with the medical waste disposal services business and asset write-downs and employee termination benefit costs in the Harsco Mill Services Segment. Excluding net special charges and gains, industrial services income was $102.5 million in 1998 compared to $98.9 million in 1997. This increase was due to improved results for scaffolding, shoring, and forming services.

Engineered products income increased 35% in 1998 compared to 1997. This increase was principally due to a $27 million pre-tax net gain from the sale of a business. Excluding net special charges and gains, engineered products income in 1998 was $89.2 million compared to $83.1 million in 1997. This increase was due to improved results for process equipment and the inclusion of acquired companies.

ECONOMIC ENVIRONMENT

The Company has currency exposures for its international operations which may be subject to volatility, such as the 1999 foreign exchange fluctuations experienced in Brazil and the decline of the euro. Such exposures may result in reduced sales, income, and cash flows. The situations in Brazil and Europe are not expected to have a material adverse impact on the Company's financial position or results of operations. However, these and similar risks could result in a material impact on the Company's financial position or results of operations in the future. Balance sheet translation adjustments for the Brazilian and European operations generally do not affect results of operations.

In 1998 and early 1999 the worldwide steel industry experienced selling price reductions and production curtailments at many steel producers, particularly in the United States. The United States steel industry was unfavorably affected by imports of low-priced foreign steel. Additionally, certain steel producers were forced to file for bankruptcy protection. The situation improved in the second half of 1999. There is a risk that the Company's future results of operations or financial condition could be adversely affected if the steel industry's problems were to continue. The Harsco Mill Services Segment provides services at steel mills throughout the world. The future financial impact on the Company associated with these risks cannot be estimated.

RESEARCH AND DEVELOPMENT

The Company invested $7.8 million in internal research and development programs in 1999, an increase of 11% above 1998. Internal funding for the Harsco Infrastructure Segment amounted to $3.5 million, principally for railway maintenance-of-way equipment and services. Expenditures for the Harsco Mill Services and Harsco Gas and Fluid Control Segments were $3.2 million and $1.1 million, respectively.

BACKLOG

As of December 31, 1999, the Company's order backlog, exclusive of long-term mill services contracts, was $231.6 million compared to $188.6 million as of December 31, 1998, a 23% increase. The Harsco Infrastructure Segment order backlog at December 31, 1999 was $151.6 million, an increase of 24% over the December 31, 1998 backlog of $122.5 million. This increase principally results from the fourth quarter 1999 Pandrol Jackson acquisition. The Harsco Gas and Fluid Control Segment backlog increased approximately 27% to $80.0 million from $62.8 million as of December 31, 1998. The increase results from higher backlog for gas control and containment equipment. Backlog for scaffolding, shoring and forming services of the Harsco Infrastructure Segment and roofing granules and slag abrasives of the Harsco Mill Services Segment are excluded from the backlog amounts. They are generally not quantifiable due to the nature of the products and services provided.

Metal reclamation and mill services contracts have an estimated value of $3.6 billion at December 31, 1999, an increase of approximately 9% over the December 31, 1998 amount of $3.3 billion.

DIVIDEND ACTION

The Company paid four quarterly cash dividends of $.225 per share in 1999, for an annual rate of $.90. This is an increase of 2.3% from 1998. At the November 1999 meeting, the Board of Directors increased the dividend 4.4% to an annual rate of $.94 per share. The Board normally reviews the dividend rate periodically during the year and annually at its November meeting. There are no material restrictions on the payment of dividends.

The Company is proud of its history of paying dividends. The Company has paid dividends each year since 1939. The February 2000 payment marked the 199th consecutive quarterly dividend paid at the same or at an increased rate. During the five-year period ended December 31, 1999, dividends paid were increased five times. In 1999, the dividend payout rate was 41%. The Company is philosophically committed to maintaining or increasing the dividend at a sustainable level.

YEAR 2000 READINESS

The Company has taken steps to assure that its operations are not adversely impacted by potential Year 2000 computer failures. All phases of the Company's Year 2000 readiness process have been completed for information technology and non-information technology systems. Those phases included awareness, assessment, prioritization, remediation or replacement, testing and contingency planning. Additionally, Year 2000 readiness assessments have been completed of critical third parties including significant business partners, suppliers, and major customers. As of December 31, 1999, no mission critical third parties have indicated that they are not Year 2000 ready.

Through March 16, 2000 the Company has not experienced any material Year 2000 failures.

As of December 31, 1999, the Company has incurred approximately $3.3 million in cumulative Year 2000 readiness costs. The Company does not expect to incur additional Year 2000 readiness costs unless a material Year 2000 failure occurs.

The Company believes that its major Year 2000 risks involve the continuing Year 2000 readiness and performance of third parties. The impact of such Year 2000 risks and potential failures on the Company's financial position or results of operations cannot be estimated.

The Company has developed contingency plans to be invoked in the event of a material Year 2000 failure. However, if there is an extended Year 2000 failure by several third parties or of supporting infrastructures, there could be a material adverse impact on the Company's financial position or results of operations.

Year 2000 Statements contained herein about Harsco products and services are Year 2000 Readiness Disclosures, pursuant to the Year 2000 Information and Readiness Disclosure Act, 15 U. S. C. 1-note.

FORWARD LOOKING STATEMENTS

The nature of the Company's operations and the many countries in which it operates subject it to changing economic, competitive, regulatory, and technological conditions, risks, and uncertainties. In accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary remarks regarding important factors which, among others, could cause future results to differ materially from the forward-looking statements, expectations, and assumptions expressed or implied herein. These include statements about our management confidence and strategies for performance; expectations for new and existing products, technologies, and opportunities; and expectations for market segment and industry growth and earnings.

These factors include, but are not limited to: (1) changes in the worldwide business environment in which the Company operates, including import, licensing, and trade restrictions, currency exchange rates, interest rates, and capital costs; (2) changes in governmental laws and regulations, including taxes; (3) market and competitive changes, including market demand and acceptance for new products, services, and technologies; (4) effects of unstable governments and business conditions in emerging economies; and (5) other risk factors listed from time to time in the Company's SEC reports. The Company does not intend to update this information and disclaims any legal liability to the contrary.

Item 7A.  Quantitative And Qualitative Disclosures About Market Risk

The Company is exposed to foreign currency risk in its international operations. The Company conducts business in over thirty foreign countries and approximately 36%, 37% and 36% of the Company's net revenues for the years ended December 31, 1999, 1998 and 1997, respectively, were derived from the Company's operations outside the United States. To illustrate the effect of foreign currency exchange rate changes due to the strengthening of the U.S. dollar, in 1999 sales would have been 2.5% greater using the average exchange rates for the year 1998. A similar comparison for the year 1998, would have increased sales one percent, if the average exchange rates for 1997 would have remained the same in 1998.

The Company seeks to reduce exposures to foreign currency fluctuations, through the use of forward exchange contracts. At December 31, 1999, these contracts amounted to $19.2 million and all mature within 2000. The Company does not hold or issue financial instruments for trading purposes, and it is the Company's policy to prohibit the use of derivatives for speculative purposes.

Also, the Company's cash flows and earnings are subject to changes in interest rates. Total debt of $455.1 million as of December 31, 1999 had interest rates ranging from 3.2% to 13.0%, of which approximately 35% were at fixed rates of interest. The weighted average interest rate of total debt was approximately 5.8%. At current debt levels, a one percentage increase in interest rates would increase interest expense by approximately three million dollars per year.

For additional information, see Note 13, Financial Instruments, to the Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

The Company is also exposed to risks related to changing economic conditions and their effect on the markets it serves and on the Company's supply chain, and related costs. For additional information, see "Economic Environment" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                     PART II

Item 8.  Financial Statements and Supplementary Data:

Index to Consolidated Financial Statements and Supplementary Data

            Consolidated Financial Statements of
               Harsco Corporation:                                              Page
                                                                                ----

               Report of Independent Accountants                                 34

               Consolidated Balance Sheet
                  December 31, 1999 and 1998                                     35

               Consolidated Statement of Income
                  for the years 1999, 1998, and 1997                             36

               Consolidated Statement of Cash Flows
                   for the years 1999, 1998, and 1997                            37

               Consolidated Statement of Shareholders'
                  Equity for the years 1999, 1998, and 1997                      38

               Consolidated Statement of Comprehensive
                  Income for the years 1999, 1998, and 1997                      39

               Notes to Consolidated Financial Statements                      40 - 81

            Supplementary Data:

               Two-Year Summary of Quarterly Results (Unaudited)                 82

               Common Stock Price and Dividend Information                       83

                                                                      REPORT
                                          --------------------------------------
                                                  OF INDEPENDENT ACCOUNTANTS

To the Shareholders of Harsco Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholders' equity, of comprehensive income and of cash flows present fairly, in all material respects, the financial position of Harsco Corporation and Subsidiary Companies at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
January 27, 2000

HARSCO CORPORATION
CONSOLIDATED BALANCE SHEET

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
DECEMBER 31                                                                             1999                  1998
----------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                                    $       51,266         $      41,562
      Accounts receivable, net                                                            331,123               310,935
      Inventories                                                                         172,198               175,804
      Other current assets                                                                 58,368                59,140
----------------------------------------------------------------------------------------------------------------------------
                  TOTAL CURRENT ASSETS                                                    612,955               587,441
----------------------------------------------------------------------------------------------------------------------------

Property, plant and equipment, net                                                        671,546               626,194
Cost in excess of net assets of businesses acquired, net                                  258,698               273,708
Other assets                                                                              116,624               136,238
----------------------------------------------------------------------------------------------------------------------------
                  TOTAL ASSETS                                                     $    1,659,823         $   1,623,581
============================================================================================================================

LIABILITIES
CURRENT LIABILITIES
      Short-term borrowings                                                        $       32,014         $      46,766
      Current maturities of long-term debt                                                  4,593                 7,841
      Accounts payable                                                                    132,394               142,681
      Accrued compensation                                                                 46,615                43,938
      Income taxes                                                                         44,154                42,908
      Dividends payable                                                                     9,417                 9,506
      Other current liabilities                                                           161,329               181,182
----------------------------------------------------------------------------------------------------------------------------
                  TOTAL CURRENT LIABILITIES                                               430,516               474,822
----------------------------------------------------------------------------------------------------------------------------

Long-term debt                                                                            418,504               309,131
Deferred income taxes                                                                      52,932                55,195
Insurance liabilities                                                                      37,097                30,019
Other liabilities                                                                          70,653                69,115
----------------------------------------------------------------------------------------------------------------------------
                  TOTAL LIABILITIES                                                     1,009,702               938,282
----------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, Series A junior participating cumulative preferred stock                       -                     -
Common stock, par value $1.25, issued 66,221,544 and 66,075,380
      shares as of December 31, 1999 and 1998, respectively                                82,777                82,594
Additional paid-in capital                                                                 88,101                85,384
Accumulated other comprehensive income (expense)                                          (80,538)              (55,045)
Retained earnings                                                                       1,155,586             1,101,828
----------------------------------------------------------------------------------------------------------------------------
                                                                                        1,245,926             1,214,761
Treasury stock, at cost (26,149,759 and 23,825,458 shares, respectively)                 (595,805)             (529,462)
----------------------------------------------------------------------------------------------------------------------------
                  TOTAL SHAREHOLDERS' EQUITY                                              650,121               685,299
----------------------------------------------------------------------------------------------------------------------------
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $    1,659,823         $   1,623,581
============================================================================================================================

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENT OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
YEARS ENDED DECEMBER 31                                                        1999               1998              1997
---------------------------------------------------------------------------------------------------------------------------------
REVENUES
      Service sales                                                       $     864,035      $     866,404      $    782,406
      Product sales                                                             852,653            867,054           845,072
      Other                                                                       4,123              1,936             1,643
---------------------------------------------------------------------------------------------------------------------------------
            TOTAL REVENUES                                                    1,720,811          1,735,394         1,629,121
---------------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
      Cost of services sold                                                     666,560            666,806           584,290
      Cost of products sold                                                     662,972            660,536           645,044
      Selling, general, and administrative expenses                             207,765            213,438           211,231
      Research and development expenses                                           7,759              6,977             6,090
      Other (income) and expenses                                                 6,019             (4,264)            2,578
---------------------------------------------------------------------------------------------------------------------------------
            TOTAL COSTS AND EXPENSES                                          1,551,075          1,543,493         1,449,233
---------------------------------------------------------------------------------------------------------------------------------

            INCOME FROM CONTINUING OPERATIONS BEFORE
                  INTEREST, INCOME TAXES, AND MINORITY INTEREST                 169,736            191,901           179,888
Interest income                                                                   4,662              8,378             8,464
Interest expense                                                                (26,968)           (20,504)          (16,741)
---------------------------------------------------------------------------------------------------------------------------------

            INCOME FROM CONTINUING OPERATIONS BEFORE
                  INCOME TAXES AND MINORITY INTEREST                            147,430            179,775           171,611
Provision for income taxes                                                       51,599             67,361            65,213
---------------------------------------------------------------------------------------------------------------------------------

            INCOME FROM CONTINUING OPERATIONS BEFORE
                  MINORITY INTEREST                                              95,831            112,414           106,398
Minority interest in net income                                                   5,118              4,901             5,998
---------------------------------------------------------------------------------------------------------------------------------

            INCOME FROM CONTINUING OPERATIONS                                    90,713            107,513           100,400

Discontinued operations:
      Equity in income of defense business (net of income taxes
            of $14,082)                                                               -                  -            28,424
      Gain on disposal of defense business (net of income taxes
            of $100,006)                                                              -                  -           150,008
---------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                $      90,713      $     107,513      $    278,832
=================================================================================================================================
Basic earnings per common share:
      Income from continuing operations                                   $        2.22      $        2.36      $       2.06
      Income from discontinued operations                                             -                  -               .58
      Gain on disposal of discontinued operations                                     -                  -              3.08
---------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER COMMON SHARE                                           $        2.22      $        2.36      $       5.72
=================================================================================================================================
Average shares of common stock outstanding                                       40,882             45,568            48,754
=================================================================================================================================
Diluted earnings per common share:
      Income from continuing operations                                   $        2.21      $        2.34      $       2.04
      Income from discontinued operations                                             -                  -               .58
      Gain on disposal of discontinued operations                                     -                  -              3.05
---------------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE                                         $        2.21      $        2.34      $       5.67
=================================================================================================================================
Diluted average shares of common stock outstanding                               41,017             45,911            49,192
=================================================================================================================================

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

(IN THOUSANDS)
YEARS ENDED DECEMBER 31                                                              1999               1998              1997
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                    $    90,713         $  107,513      $  278,832
   Adjustments to reconcile net income to
      net cash provided by operating activities:
         Depreciation                                                                122,777            119,044         107,350
         Amortization                                                                 13,076             12,337           9,189
         Gain on disposal of defense business                                              -                  -        (250,014)
         Equity in income of unconsolidated entities                                  (3,004)            (1,354)        (43,549)
         Dividends or distributions from unconsolidated entities                       3,369              1,494          49,142
         Deferred income taxes                                                           193              3,893          (8,175)
         Other (income) and expenses                                                   6,019             24,843           4,198
         Gain on sale of non-defense businesses                                            -            (29,107)         (1,620)
         Other, net                                                                    5,205              5,260          (8,192)
         Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
               Accounts receivable                                                   (28,157)           (15,718)         (1,812)
               Inventories                                                            15,934            (24,991)        (13,042)
               Accounts payable                                                       (1,238)             8,379           4,840
               Disbursements related to discontinued
                  defense business                                                   (14,605)           (13,642)           (951)
               Other assets and liabilities                                            3,671             (8,691)         22,345
------------------------------------------------------------------------------------------------------------------------------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES (1)                               213,953            189,260         148,541
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant and equipment                                       (175,248)          (159,816)       (143,444)
   Purchase of businesses, net of cash acquired*                                     (48,907)          (158,291)         (8,508)
   Proceeds from sale of businesses                                                   17,718             39,500         345,189
   Proceeds from sale of property, plant and equipment                                14,381             13,033          14,433
   Investments available-for-sale:             Purchases                                   -                  -         (39,346)
                                               Maturities                                  -             40,000               -
   Investments held-to-maturity:               Purchases                                   -                  -         (42,241)
                                               Maturities                                  -              4,010          71,469
   Other investing activities                                                         (2,618)           (11,926)         (1,007)
------------------------------------------------------------------------------------------------------------------------------------
         NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                           (194,674)          (233,490)        196,545
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Short-term borrowings, net                                                        (10,546)            16,131           8,291
   Current maturities and long-term debt:       Additions                            214,133            172,709          61,310
                                                Reductions                          (103,410)          (116,163)        (88,523)
   Cash dividends paid on common stock                                               (37,022)           (40,287)        (39,120)
   Common stock issued-options                                                         2,272              3,885           5,939
   Common stock acquired for treasury                                                (71,860)          (169,258)       (113,161)
   Other financing activities                                                         (2,495)            (1,341)         (1,985)
------------------------------------------------------------------------------------------------------------------------------------
         NET CASH (USED) BY FINANCING ACTIVITIES                                      (8,928)          (134,324)       (167,249)
------------------------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                 (647)            (1,449)         (2,134)
------------------------------------------------------------------------------------------------------------------------------------
   Net increase (decrease) in cash and cash equivalents                                9,704           (180,003)        175,703
   Cash and cash equivalents at beginning of year                                     41,562            221,565          45,862
------------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                         $    51,266         $   41,562      $  221,565
====================================================================================================================================
*PURCHASE OF BUSINESSES, NET OF CASH ACQUIRED
   Working capital, other than cash                                              $    18,078         $   11,159      $    2,807
   Property, plant and equipment                                                     (36,417)           (89,182)           (833)
   Other noncurrent assets and liabilities, net                                      (30,568)           (80,268)        (10,482)
------------------------------------------------------------------------------------------------------------------------------------
         NET CASH USED TO ACQUIRE BUSINESSES                                     $   (48,907)        $ (158,291)     $   (8,508)
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

HARSCO CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                    ACCUMULATED
                                                                                       OTHER
                                                                                   COMPREHENSIVE
                                                                                       INCOME
                                                     COMMON STOCK      ADDITIONAL     (EXPENSE)
                                                ---------------------   PAID-IN    --------------
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)             ISSUED    TREASURY     CAPITAL     TRANSLATION
-------------------------------------------------------------------------------------------------
BALANCES, JANUARY 1, 1997                       $ 81,823  $ (238,065)   $ 69,151    $ (25,476)
-------------------------------------------------------------------------------------------------
Net income
Cash dividends declared, $.82 per share
Translation adjustments                                                               (24,201)
Unrealized investment (losses),
   net of $18 deferred income taxes
Pension liability adjustments,
   net of $412 deferred income taxes
Acquired during the year, 3,080,642 shares                  (125,841)         34
Stock options exercised, 395,885 shares              495                   9,299
Restricted stock, net, 57,487 shares                           1,117         846
Other, 1,048 shares                                               17          30

-------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1997                       82,318    (362,772)     79,360      (49,677)
-------------------------------------------------------------------------------------------------

Net income
Cash dividends declared, $.885 per share
Translation adjustments                                                                (1,714)
Unrealized investment gains, net of ($18)
   deferred income taxes
Pension liability adjustments, net of $1,544
   deferred income taxes
Acquired during the year, 4,989,483 shares                  (168,405)
Stock options exercised, 221,293 shares              276                   5,913
Restricted stock, net, 40,324 shares                           1,649         110
Other, 1,658 shares                                               66           1

-------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1998                       82,594    (529,462)     85,384      (51,391)
-------------------------------------------------------------------------------------------------

Net income
Cash dividends declared, $.91 per share
Translation adjustments                                                               (27,273)
Pension liability adjustments, net of ($1,277)
   deferred income taxes
Acquired during the year, 2,326,798 shares                   (66,441)
Stock options exercised, 146,164 shares              183                   2,740
Other, 2,497 shares                                               98         (23)

-------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1999                     $ 82,777  $ (595,805)   $ 88,101    $ (78,664)
-------------------------------------------------------------------------------------------------

                                                         ACCUMULATED OTHER
                                                   COMPREHENSIVE INCOME (EXPENSE)
                                                ------------------------------------
                                                NET UNREALIZED
                                                 INVESTMENT      PENSION                RETAINED
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)            GAINS (LOSSES)  LIABILITY    TOTAL      EARNINGS
----------------------------------------------------------------------------------------------------
BALANCES, JANUARY 1, 1997                         $     -       $   (619)  $ (26,095)  $   794,473
----------------------------------------------------------------------------------------------------
Net income                                                                                 278,832
Cash dividends declared, $.82 per share                                                    (39,535)
Translation adjustments                                                      (24,201)
Unrealized investment (losses),
   net of $18 deferred income taxes                   (28)                       (28)
Pension liability adjustments,
   net of $412 deferred income taxes                                (650)       (650)
Acquired during the year, 3,080,642 shares
Stock options exercised, 395,885 shares
Restricted stock, net, 57,487 shares
Other, 1,048 shares

----------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1997                           (28)        (1,269)    (50,974)    1,033,770
----------------------------------------------------------------------------------------------------

Net income                                                                                 107,513
Cash dividends declared, $.885 per share                                                   (39,455)
Translation adjustments                                                       (1,714)
Unrealized investment gains, net of ($18)
   deferred income taxes                               28                         28
Pension liability adjustments, net of $1,544
   deferred income taxes                                          (2,385)     (2,385)
Acquired during the year, 4,989,483 shares
Stock options exercised, 221,293 shares
Restricted stock, net, 40,324 shares
Other, 1,658 shares

----------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1998                             -         (3,654)    (55,045)    1,101,828
----------------------------------------------------------------------------------------------------

Net income                                                                                  90,713
Cash dividends declared, $.91 per share                                                    (36,955)
Translation adjustments                                                      (27,273)
Pension liability adjustments, net of ($1,277)
   deferred income taxes                                           1,780       1,780
Acquired during the year, 2,326,798 shares
Stock options exercised, 146,164 shares
Other, 2,497 shares

----------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1999                       $     -       $ (1,874)  $ (80,538)  $ 1,155,586
----------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(IN THOUSANDS)
YEARS ENDED DECEMBER 31                                                        1999             1998              1997
=========================================================================================================================

Net Income                                                                $  90,713        $ 107,513         $ 278,832
-------------------------------------------------------------------------------------------------------------------------

Other comprehensive income (expense):
   Foreign currency translation adjustments                                 (27,273)          (1,714)          (24,201)
   Unrealized investment gains (losses), net of deferred income taxes             -               28               (28)
   Pension liability adjustments, net of deferred income taxes                1,780           (2,385)             (650)
-------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (expense)                                        (25,493)          (4,071)          (24,879)
-------------------------------------------------------------------------------------------------------------------------

Total comprehensive income                                                $  65,220        $ 103,442         $ 253,953
=========================================================================================================================

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

DEPRECIATION

Property, plant and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using principally the straight-line method. When property is retired from service, generally the cost of the retirement is charged to the allowance for depreciation to the extent of the accumulated depreciation, and the balance is charged to income. Long-lived assets to be disposed are not depreciated while they are held for disposal.

INTANGIBLE ASSETS

Intangible assets consist principally of cost in excess of net assets of businesses acquired, which is amortized on a straight line basis over a period not to exceed 30 years. Accumulated amortization was $74.9 and $58.6 million at December 31, 1999 and 1998, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets, including cost in excess of net assets of businesses acquired and other intangible assets, used in the Company's operations are reviewed for impairment when events and circumstances indicate that the carrying amount of an asset may not be recoverable. The Company's policy is to record an impairment loss when it is determined that the carrying amount of the asset exceeds the sum of the expected undiscounted future cash flows resulting from use of the asset and its eventual disposition. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds its fair value. Long-lived assets to be disposed are reported at the lower of the carrying amount or fair value less cost to sell.

REVENUE RECOGNITION

Revenue is recognized for product sales generally when title and risk of loss transfer. Service sales are recognized over the contractual period or as services are performed.

INCOME TAXES

United States federal and state income taxes and non-U.S. income taxes are provided currently on the undistributed earnings of international subsidiaries and unconsolidated affiliated entities, giving recognition to current tax rates and applicable foreign tax credits, except when management has specific plans for reinvestment of undistributed earnings which will result in the indefinite postponement of their remittance. Deferred taxes are provided using the asset and liability method for temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

ACCRUED INSURANCE AND LOSS RESERVES

The Company retains a significant portion of the risk for workers' compensation, automobile, general, and product liability losses. Reserves have been recorded which reflect the undiscounted estimated liabilities including claims incurred but not reported. Changes in the estimates of the reserves are included in net income in the period determined. Amounts estimated to be paid within one year have been classified as Other current liabilities, with the remainder included in Insurance liabilities.

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company's subsidiaries outside the United States, except for those subsidiaries located in highly inflationary economies, are principally measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rates as of the balance sheet date. Resulting translation adjustments are recorded in the cumulative translation adjustment, a separate component of Other comprehensive income (expense). Income and expense items are translated at average monthly exchange rates. Gains and losses from foreign currency transactions are included in net income. For subsidiaries operating in highly inflationary economies, gains and losses on foreign currency transactions and balance sheet translation adjustments are included in net income.

Effective January 1997, the Company's operations in Mexico were accounted for as a highly inflationary economy since the three-year cumulative rate of inflation at December 31, 1996 exceeded 100%. The functional currency for the Company's operations in Mexico was the U.S. dollar for 1997 and 1998. Effective January 1999, the three-year cumulative rate of inflation fell below 100%. As of January 1, 1999, the Company measures the financial statements of its Mexican entities using the Mexican new peso as the functional currency.

Effective January 1998, the Company's operations in Brazil were no longer accounted for as a highly inflationary economy, because the three-year cumulative rate of inflation fell below 100%. The Company measures the financial statements of its Brazilian entities using the Brazilian real as the functional currency.

FINANCIAL INSTRUMENTS AND HEDGING

The Company has subsidiaries principally operating in North America, South America, Europe, and Asia-Pacific. These operations are exposed to fluctuations in related foreign currencies in the normal course of business. The Company seeks to reduce exposure to foreign currency fluctuations, through the use of forward exchange contracts. The Company does not hold or issue financial instruments for trading purposes, and it is the Company's policy to prohibit the use of derivatives for speculative purposes. The Company has a Foreign Currency Risk Management Committee that meets periodically to monitor foreign currency risks.

The Company executes forward foreign exchange contracts to hedge transactions of its non-U.S. subsidiaries for firm purchase commitments and for export sales denominated in foreign currencies. These contracts generally are for 90 to 180 days or less. For those contracts that hedge an identifiable transaction, gains or losses are deferred and accounted for as part of the underlying transaction. The cash flows from these contracts are classified consistent with the cash flows from the transaction being hedged. The Company also enters into forward foreign exchange contracts for intercompany foreign currency commitments. These foreign exchange contracts do not qualify as hedges. Therefore, gains and losses are recognized in income based on fair market value.

OPTIONS FOR COMMON STOCK

The Company uses the intrinsic value based method to account for options granted for the purchase of common stock. No compensation expense is recognized on the grant date, since at that date, the option price equals the market price of the underlying common stock. The Company discloses the pro-forma effect of accounting for stock options under the fair value method.

EARNINGS PER SHARE

Basic earnings per share is calculated using the average shares of common stock outstanding, while diluted earnings per share reflects the potential dilution that could occur if stock options were exercised.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain reclassifications have been made to prior years' amounts to conform with current year classifications.

NEW FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), with an amended effective date for fiscal years beginning after June 15, 2000. SFAS 133 requires that an entity recognize on its balance sheet all derivative instruments as either assets or liabilities at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or Other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and, if it is, the type of hedge transaction. The Company will adopt SFAS 133 as of January 1, 2001. Due to the Company's limited use of derivative instruments, SFAS 133 is not expected to have a material effect on the financial position or results of operations of the Company.

--------------------------------------------------------------------------------
2.          DISCONTINUED DEFENSE BUSINESS

On August 25, 1997, the Company and FMC Corporation signed an agreement to sell United Defense, L.P. for $850 million, and the sale was completed on October 6, 1997. Prior to the sale, FMC had been the managing general partner and 60% owner of United Defense, L.P., while the Company owned the balance of 40% as the limited partner. United Defense supplies ground combat and naval weapons systems for the U.S. and military customers worldwide.

On the Consolidated Statement of Income under Discontinued Operations, "Equity in income of defense business" includes equity income through August 1997 (the measurement date) from the Company's 40% interest in United Defense, L.P. The sale resulted in pre-tax cash proceeds to the Company in 1997 of $344 million and resulted in an after tax gain on the sale of $150 million or $3.08 per share after taking into account certain retained liabilities from the partnership and estimated post-closing net worth adjustments, as well as pre-partnership formation contingencies and other defense business contingencies.

On the Consolidated Statement of Cash Flows for 1997, equity in income of the defense business and distributions from the defense business through the measurement date are included in "Equity in income of unconsolidated entities" and "Dividends or distributions from unconsolidated entities", respectively. Disbursements related to the discontinued defense business, principally legal fees and settlements, are shown separately on the Consolidated Statement of Cash Flows for 1997, 1998, and 1999.

--------------------------------------------------------------------------------
3.       ACQUISITIONS AND DISPOSITIONS

ACQUISITIONS

In October 1999, the Company acquired Charter plc's Pandrol Jackson railway track maintenance business. The transaction was completed for approximately $48 million in cash plus assumption of liabilities, for a total consideration of approximately $65 million. Pandrol Jackson manufactures and markets worldwide a wide range of equipment and services used in railway track maintenance. In December 1999, the Company completed the sale of the railway switch, crossing and transit grinding business obtained as part of the Pandrol Jackson railway maintenance acquisition. This business, with annual sales of approximately $6 million, was divested in accordance with an agreement with the Department of Justice as a condition to the acquisition of Pandrol Jackson.

In July 1999, the Company acquired certain assets and assumed certain liabilities of Structural Accessories, Inc. The total consideration was approximately $2 million. Structural Accessories, Inc. manufactures and sells bridge bearings and expansion joints.

In February 1999, the Company acquired certain assets and assumed certain liabilities of Natural Gas Vehicle Systems, Inc. Total consideration was approximately $3 million. Natural Gas Vehicle Systems, Inc. manufactures cylinders used in vehicles which use natural gas.

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

All acquisitions have been accounted for using the purchase method of accounting with cost in excess of net assets of businesses acquired totaling $9.4 million in 1999 and $94.6 million in 1998. Results of operations are included in income since the dates of acquisition.

--------------------------------------------------------------------------------
3.       ACQUISITIONS AND DISPOSITIONS (CONTINUED)

The following unaudited pro-forma consolidated net sales, net income, and earnings per share data are presented as if the above businesses had been acquired at the beginning of the periods presented.

(IN MILLIONS, EXCEPT PER SHARE DATA)
PRO-FORMA INFORMATION  FOR YEARS ENDED DECEMBER 31                    1999               1998
--------------------------------------------------------------------------------------------------

         Net sales                                                 $   1,767         $    1,929

         Net income                                                       90                 97

         Basic earnings per share                                       2.20               2.13

         Diluted earnings per share                                     2.19               2.12
---------------------------------------------------------------------------------------------------

The unaudited pro-forma information is not necessarily indicative of the results of operations that would have occurred had the purchases been made at the beginning of the periods presented, or of the future results of the combined operations.

The pro-forma information includes the actual results of the acquired businesses prior to the acquisition dates. These results do not reflect the effect of reorganization actions, synergies, cost reductions and other benefits resulting from the combinations. Additionally, the pro-forma information reflects amortization of the cost in excess of net assets acquired and interest expense on assumed borrowings for acquisitions for the full periods presented.

DISPOSITIONS

In October 1998, the Company completed the sale of Nutter Engineering to the Sulzer Chemtech division of Swiss-based Sulzer Technology Corporation. Nutter had sales of approximately $25 million and $24 million in 1998 and 1997, respectively.

The sale of HydroServ SAS was completed in December 1998. The Company completed the sales of Astralloy Wear Technology in March 1999; the pavement marking and vegetation control business of Chemi-Trol in August 1999; and the Manchester truck dealership in September 1999. Additionally, the Company plans to dispose of its investments in Bio-Oxidation Services Inc., Gunness Wharf Limited and Flixborough Wharf Limited.

--------------------------------------------------------------------------------
4.   ACCOUNTS RECEIVABLE AND INVENTORIES

Accounts receivable are net of an allowance for doubtful accounts of $13.3 million and $13.6 million at December 31, 1999 and 1998, respectively.


Inventories consist of:

(IN THOUSANDS)                                                 1999                  1998
-------------------------------------------------------------------------------------------------

      Finished goods                                        $   37,715           $   45,259
      Work-in-process                                           37,198               36,060
      Raw materials and purchased parts                         76,911               71,576
      Stores and supplies                                       20,374               22,909
-------------------------------------------------------------------------------------------------
                                                            $  172,198           $  175,804
=================================================================================================

Valued at lower of cost or market:
      LIFO basis                                            $  132,366           $  129,708
      FIFO basis                                                16,483               28,473
      Average cost basis                                        23,349               17,623
-------------------------------------------------------------------------------------------------
                                                            $  172,198           $  175,804
=================================================================================================

Inventories valued on the LIFO basis at December 31, 1999 and 1998 were approximately $28.4 million and $32.5 million, respectively, less than the amounts of such inventories valued at current costs.

As a result of reducing certain inventory quantities valued on the LIFO basis, net income increased from that which would have been recorded under the FIFO basis of valuation, by $1.1 million, $0.2 million and $0.1 million in 1999, 1998, and 1997, respectively.

--------------------------------------------------------------------------------
5.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of:

(IN THOUSANDS)                                       1999                  1998
-------------------------------------------------------------------------------------

Land and improvements                        $     28,847          $     31,048
Buildings and improvements                        147,742               147,291
Machinery and equipment                         1,243,437             1,196,223
Uncompleted construction                           79,797                63,540
-------------------------------------------------------------------------------------
                                                1,499,823             1,438,102
Less accumulated depreciation                     828,277               811,908
-------------------------------------------------------------------------------------
                                             $    671,546          $    626,194
=====================================================================================

The estimated useful lives of different types of assets are generally:

----------------------------------------------------------------------------
Land improvements                                        10 years

Buildings and improvements                               10 to 50 years

Certain plant, buildings and installations
         (Principally Mill Services Segment)             3 to 15 years

Machinery and equipment                                  3 to 20 years

----------------------------------------------------------------------------

--------------------------------------------------------------------------------
6.       DEBT AND CREDIT AGREEMENTS

The Company has a $400 million Five-Year Competitive Advance and Revolving Credit Facility ("credit facility") maturing in July 2001. Borrowings under this agreement are available in U.S. dollars or Eurocurrencies and the credit facility serves as back-up to the Company's U.S. commercial paper program. Interest rates are either negotiated, based upon the U.S. federal funds interbank market, prime, or based upon the London Interbank Offered Rate (LIBOR) plus a margin. The Company pays a facility fee (0.08% per annum as of December 31, 1999) that varies based upon its credit ratings. At December 31, 1999 and 1998, there were no borrowings outstanding.

The Company can also issue up to $400 million of short-term notes in the U.S. commercial paper market. In addition, the Company has a three billion Belgian franc commercial paper program (approximately U.S. $75 million at December 31, 1999) which is used to fund the Company's international operations. The Company limits the aggregate commercial paper and credit facility borrowings at any one time to a maximum of $400 million. Commercial paper interest rates, which are based on market conditions, have been lower than on comparable borrowings under the credit facility. At December 31, 1999 and 1998, $233.7 million and $108.8 million of commercial paper was outstanding, respectively. Commercial paper is classified as long-term debt at December 31, 1999 and 1998, because the Company has the ability and intent to refinance it on a long-term basis through existing long-term credit facilities.

Short-term debt amounted to $32.0 million and $46.8 million at December 31, 1999 and 1998, respectively. The weighted average interest rate for short-term borrowings at December 31, 1999 and 1998 was 4.6% and 7.9%, respectively.

--------------------------------------------------------------------------------
6.       DEBT AND CREDIT AGREEMENTS (CONTINUED)

Long-term debt consists of:

(IN THOUSANDS)                                                                  1999           1998
---------------------------------------------------------------------------------------------------------
6.0% notes due September 15, 2003                                         $  150,000      $ 150,000
Commercial paper borrowings, with a weighted
      average interest rate of 5.8% as of December 31, 1999                  233,746        108,784
Faber Prest loan notes due October 31, 2008 with interest
      based on Sterling LIBOR minus .75% (5.4% at
      December 31, 1999)                                                      16,285         19,222
Industrial development bonds, payable in varying
      amounts from 2001 to 2005 with a weighted
      average interest rate of 6.4% as of December 31, 1999                   11,400         11,400
Other financing payable in varying
      amounts to 2005 with a weighted
      average interest rate of 7.3% as of December 31, 1999                   11,666         27,566
---------------------------------------------------------------------------------------------------------
                                                                             423,097        316,972
Less current maturities                                                        4,593          7,841
---------------------------------------------------------------------------------------------------------
                                                                          $  418,504      $ 309,131
=========================================================================================================

The credit facility and certain notes payable agreements contain covenants restricting, among other things, the amount of debt as defined in the agreement that can be issued. At December 31, 1999, the Company was in compliance with these covenants.

The maturities of long-term debt for the four years following December 31, 2000, are:

(IN THOUSANDS)
--------------------------------------------------------------------------------
         2001      $ 242,927                      2003    $ 150,967
         2002      $   2,049                      2004    $   4,778
--------------------------------------------------------------------------------

Cash payments for interest on all debt were (in millions) $25.0, $20.0, and $16.3 in 1999, 1998 and 1997, respectively. Capitalized interest was $893 thousand, $10 thousand, and zero in 1999, 1998, and 1997, respectively.

The Company has on file with the Securities and Exchange Commission, a Form S-3 shelf registration for the possible issuance of up to an additional $200 million of new debt securities, preferred stock, or common stock.

--------------------------------------------------------------------------------
7.       LEASES

The Company leases certain property and equipment under noncancelable operating leases. Rental expense under such operating leases was (in millions) $16.9, $17.6, and $13.5 in 1999, 1998 and 1997, respectively.

Future minimum payments under operating leases with noncancelable terms are:

(IN THOUSANDS)
--------------------------------------------------------------------------------

            2000                                             $15,703

            2001                                              12,534

            2002                                               9,399

            2003                                               7,268

            2004                                              13,309

            After 2004                                        16,598

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
8.          EMPLOYEE BENEFIT PLANS

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

(IN THOUSANDS)                                   1999              1998             1997
-------------------------------------------------------------------------------------------------
PENSION EXPENSE
Defined benefit plans:
      Service cost                             $  15,882        $   13,785       $    9,519
      Interest cost                               23,048            21,367           15,129
      Expected return on plan assets             (36,848)          (39,859)         (27,604)
      Recognized prior service costs               2,052             1,307            1,368
      Recognized (gains) or losses                   278            (4,034)          (3,517)
      Amortization of transition asset            (2,447)           (2,453)          (2,457)
      Curtailment (gains) or losses                    -               542           (5,468)
-------------------------------------------------------------------------------------------------
                                                   1,965            (9,345)         (13,030)
Multi-employer plans                               4,922             4,054            4,457
Defined contribution plans                         4,466             6,043            4,131
-------------------------------------------------------------------------------------------------

      Pension (income) expense                 $  11,353        $      752       $   (4,442)
=================================================================================================

In 1997, the curtailment gain of $5.5 million was the result of a sizable reduction in the number of employees under a plan related to a discontinued facility. This gain, along with certain costs, was recorded under Other (income) and expenses in the Consolidated Statement of Income.

--------------------------------------------------------------------------------
8.       EMPLOYEE BENEFIT PLANS (CONTINUED)

The change in the financial status of the pension plans and amounts recognized in the Consolidated Balance Sheet at December 31, 1999 and 1998 are:

                                                                              PENSION BENEFITS
                                                                      ----------------------------------
(IN THOUSANDS)                                                            1999              1998
--------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                               $   371,454       $   220,428
Service cost                                                               15,882            13,785
Interest cost                                                              23,048            21,367
Plan participants' contributions                                            1,887             1,452
Amendments                                                                  5,416            11,048
Actuarial (gain) loss                                                     (42,466)           (3,824)
Curtailment (gain) loss                                                         -               542
Benefits paid                                                             (15,229)          (16,126)
Obligations of acquired companies                                           8,574           122,388
Effect of foreign currency                                                 (5,598)              394
--------------------------------------------------------------------------------------------------------
     Benefit obligation at end of year                                $   362,968       $   371,454
========================================================================================================

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year                        $   458,241       $   335,106
Actual return on plan assets                                               67,692           (16,342)
Employer contributions                                                      1,425             2,370
Plan participants' contributions                                            1,887             1,452
Benefits paid                                                             (15,103)          (16,007)
Plan assets of acquired companies                                           8,057           151,346
Effect of foreign currency                                                 (6,270)              316
--------------------------------------------------------------------------------------------------------
     Fair value of plan assets at end of year                         $   515,929       $   458,241
========================================================================================================

FUNDED STATUS
Funded status at end of year                                          $   152,961       $    86,787
Unrecognized net (gain) loss                                              (92,817)          (19,683)
Unrecognized transition (asset) obligation                                (13,222)          (15,657)
Unrecognized prior service cost                                            25,534            22,446
--------------------------------------------------------------------------------------------------------
     Net amount recognized                                            $    72,456       $    73,893
========================================================================================================

AMOUNTS RECOGNIZED IN THE CONSOLIDATED
     BALANCE SHEET CONSIST OF:
Prepaid benefit cost                                                  $    85,914       $    84,251
Accrued benefit liability                                                 (18,907)          (19,576)
Intangible asset                                                            2,588             3,297
Accumulated other comprehensive income                                      2,861             5,921
--------------------------------------------------------------------------------------------------------
     Net amount recognized                                            $    72,456       $    73,893
========================================================================================================

Plan assets include equity and fixed-income securities. At December 31, 1999 and 1998, 732,640 shares of the Company's common stock with a fair market value of $23.3 million and $22.3 million, respectively, are included in plan assets. Dividends paid on such stock amounted to $0.7 million and $0.6 million in 1999 and 1998.

--------------------------------------------------------------------------------
8.          EMPLOYEE BENEFIT PLANS (CONTINUED)

The actuarial assumptions used for the defined benefit pension plans, including international plans, are:

                                                                    1999     1998    1997
--------------------------------------------------------------------------------------------
Weighted average assumed discount rates                             6.9%     6.3%    7.4%
Weighted average expected long-term rates of
      return on plan assets                                         8.4%     8.2%    9.1%
Rates of compensation increase                                      4.2%     4.4%    4.5%
--------------------------------------------------------------------------------------------

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $33.6 million, $32.4 million, and $15.7 million, respectively, as of December 31, 1999, and $32.1 million, $30.1 million, and $11.6 million, respectively, as of December 31, 1998.

--------------------------------------------------------------------------------
8.       EMPLOYEE BENEFIT PLANS (CONTINUED)

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

The postretirement benefit expense (health care and life insurance) was $0.4 million in 1999, $0.3 million in 1998, and $0.2 million in 1997. The components of these expenses are not shown separately as they are not material.

The changes in the postretirement benefit liability recorded in the Consolidated Balance Sheet are:

                                                                               POSTRETIREMENT BENEFITS
                                                                           --------------------------------
(IN THOUSANDS)                                                                1999             1998
-----------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                                    $   6,421        $  6,220
Service cost                                                                     129             107
Interest cost                                                                    466             431
Actuarial loss (gain)                                                            319              49
Benefits paid                                                                   (325)           (386)
Obligation of acquired company                                                 3,294               -
-----------------------------------------------------------------------------------------------------------
     Benefit obligation at end of year                                     $  10,304        $  6,421
===========================================================================================================

FUNDED STATUS
Funded status at end of year                                               $ (10,304)       $ (6,421)
Unrecognized prior service cost                                                  (39)            (42)
Unrecognized net actuarial (gain)                                             (1,328)         (1,861)
-----------------------------------------------------------------------------------------------------------
     Net amount recognized as accrued benefit liability                    $ (11,671)       $ (8,324)
===========================================================================================================

--------------------------------------------------------------------------------

The actuarial assumptions used for postretirement benefit plans are:


(DOLLARS IN THOUSANDS)                                       1999          1998          1997
----------------------------------------------------------------------------------------------------
Assumed discount rate                                        7.75%         6.75%         7.25%
Health care cost trend rate                                  7.50%         8.30%         8.70%
Decreasing to ultimate rate                                  6.50%         5.50%         5.50%

Effect of one percent increase in
    health care cost trend rate:
            On cost components                             $   21        $   21        $   47
            On accumulated benefit obligation              $  415        $  185        $  192
----------------------------------------------------------------------------------------------------

For 1999, a one percent decrease in the health care cost trend rate would decrease the cost component by $19 thousand and decrease the accumulated benefit obligation by $405 thousand.

It is anticipated that the health care cost trend rate will decrease from 7.5% in 2000 to 6.5% in the year 2003.

SAVINGS PLAN
The Company has a 401(k) savings plan which covers substantially all U.S. employees with the exception of employees represented by a collective bargaining agreement, unless the agreement expressly provides otherwise. Employee contributions are generally determined as a percentage of covered employee's compensation. The expense for contributions to the plan by the Company was (in millions) $4.4, $4.8, and $4.5 for 1999, 1998, and 1997, respectively.

EXECUTIVE INCENTIVE COMPENSATION PLAN
Under the 1995 Executive Incentive Compensation Plan, the Management Development and Compensation Committee awarded 60% of the value of any earned annual incentive compensation award to be paid to participants in the form of cash and 40% in the form of restricted shares of the Company's common stock. Upon the request of the participant, the Committee was authorized to make the incentive award payable all in cash, subject to a 25% reduction in the total amount of the award. Awards were made in February of the following year. The Company accrued amounts based on performance reflecting the value of cash and common stock which was anticipated to be earned for the year. Compensation expense relating to these awards was (in millions) $3.8, $3.7, and $5.1 in 1999, 1998 and 1997, respectively.

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

--------------------------------------------------------------------------------
9.      INCOME TAXES

Income from continuing operations before income taxes and minority interest in the Consolidated Statement of Income consists of:

(IN THOUSANDS)                                  1999            1998           1997
-----------------------------------------------------------------------------------------

      United States                       $   78,689      $  121,091      $  93,386
      International                           68,741          58,684         78,225
-----------------------------------------------------------------------------------------
                                          $  147,430      $  179,775      $ 171,611
=========================================================================================

Provision for income taxes:
      Currently payable:
            Federal                       $   22,474      $   37,297      $  21,627
            State                              1,743           2,835          4,309
            International                     25,203          23,468         30,538
-----------------------------------------------------------------------------------------
                                              49,420          63,600         56,474

      Deferred federal and state               3,890           6,552          9,426
      Deferred international                  (1,711)         (2,791)          (687)
-----------------------------------------------------------------------------------------
                                          $   51,599      $   67,361      $  65,213
=========================================================================================

Cash payments for income taxes were (in millions) $50.7, $38.8, and $167.0, for 1999, 1998, and 1997, respectively. Approximately $5.4 million of the taxes paid in 1998 and $100.0 million of the taxes paid in 1997 are related to the gain on the disposal of the defense business.

--------------------------------------------------------------------------------
9.      INCOME TAXES (CONTINUED)

The following is a reconciliation of the normal expected statutory U.S. federal income tax rate to the effective rate as a percentage of Income from continuing operations before income taxes and minority interest as reported in the Consolidated Statement of Income:

                                                            1999        1998       1997
-------------------------------------------------------------------------------------------
U.S. federal income tax rate                                35.0%       35.0%      35.0%
State income taxes, net of federal
      income tax benefit                                     1.6         1.6        2.1
Export sales corporation benefit                             (.5)        (.6)       (.4)
Losses for which no tax benefit
      was recorded                                            .3         1.3         .4
Difference in effective tax rates on
      international earnings and remittances                (1.9)       (1.3)       (.2)
Nondeductible acquisition costs                              2.1         2.0        1.8
Other, net                                                  (1.6)        (.5)       (.7)
-------------------------------------------------------------------------------------------

Effective income tax rate                                   35.0%       37.5%      38.0%
===========================================================================================

The tax effects of the primary temporary differences giving rise to the Company's deferred tax assets and liabilities for the years ended December 31, 1999 and 1998 are:

(IN THOUSANDS)                                            1999                       1998
------------------------------------------------------------------------------------------------------
DEFERRED INCOME TAXES                              ASSET       LIABILITY        Asset    Liability
------------------------------------------------------------------------------------------------------
Depreciation                                     $     -        $ 36,580     $      -    $ 42,284
Expense accruals                                  34,975               -       43,015           -
Inventories                                        5,294               -        3,783           -
Provision for receivables                          3,867               -        2,986           -
Postretirement benefits                            4,221               -        3,235           -
Deferred revenue                                       -           4,196            -       4,447
Unrelieved foreign tax losses                      6,694               -        3,729           -
Unrelieved domestic tax losses                     2,424               -        3,079           -
Pensions                                               -          22,923            -      18,917
Other                                                  -           1,913            -       2,120
------------------------------------------------------------------------------------------------------
                                                  57,475          65,612       59,827      67,768
Valuation allowance                               (4,045)              -       (6,293)          -
------------------------------------------------------------------------------------------------------
Total deferred income taxes                      $53,430        $ 65,612     $ 53,534    $ 67,768
======================================================================================================

At December 31, 1999 and 1998, Other current assets included deferred income tax benefits of $35.0 million and $37.2 million, respectively.

--------------------------------------------------------------------------------
9.      INCOME TAXES (CONTINUED)


At December 31, 1999, certain of the Company's subsidiaries had total available net operating loss carryforwards ("NOLs") of approximately $27.8 million, of which approximately $17.9 million may be carried forward indefinitely and $9.9 million have varying expiration dates. Included in the total are $8.7 million of preacquisition NOLs.

During 1999 and 1998, $2.3 million and $4.4 million, respectively, of preacquisition NOLs were utilized by the Company, resulting in tax benefits of $0.8 million and $1.7 million, respectively.

The valuation allowance of $4.0 million and $6.3 million at December 31, 1999 and 1998, respectively, relates principally to cumulative unrelieved tax losses which are uncertain as to realizability. To the extent that the preacquisition NOLs are utilized in the future and the associated valuation allowance reduced, the tax benefit will be allocated to reduce the cost in excess of net assets of businesses acquired.

The change in the valuation allowances for 1999 and 1998 results primarily from the utilization of international tax loss carryforwards and the release of valuation allowances in certain international jurisdictions based on the Company's reevaluation of the realizability of future benefits. The release of valuation allowances in certain jurisdictions was allocated to reduce the cost in excess of net assets of businesses acquired by $0.3 million in 1999. There was no reduction in 1998.

--------------------------------------------------------------------------------
10.     COMMITMENTS AND CONTINGENCIES

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

The settlement does not resolve the claim by the Internal Revenue Service ("IRS") that, contrary to the Company's position, certain cargo truck models sold by the Company should be considered to have gross vehicle weights in excess of the 33,000 pound threshold under FET law, are not entitled to an exemption from FET under any other theory, and therefore are taxable. In 1999, the IRS assessed an increase in FET of $30.4 million plus penalties of $9.3 million and applicable interest currently estimated to be $45.5 million. In October 1999, the Company posted an $80 million bond required as security by the IRS. This increase in FET takes into account offsetting credits of $9.2 million, based on a partial allowance of the Company's $31.9 million claim that certain truck components are exempt from FET. The IRS disallowed in full the Company's additional claim that it is entitled to the entire $52 million of FET (plus applicable interest currently estimated by the Company to be $41.7 million) the Company has paid on the five-ton trucks, on the grounds that such trucks qualify for the FET exemption applicable to certain vehicles specially designed for the primary function of off-highway transportation. In the event that the Company ultimately receives from the IRS a refund of tax (including applicable interest) with respect to which the Company has already received reimbursement from the Army, the refund would be allocated between the Company and the Army. The Company plans to vigorously contest the IRS assessment in the U.S. Court of Federal Claims. Although there is risk of an adverse outcome, both the Company and the Army believe that the cargo trucks are not taxable. No recognition has been given in the accompanying financial statements for the Company's claims with the IRS.

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

Under the settlement, the Army agreed that if the cargo trucks are determined to be taxable, the 1993 decision of the Armed Services Board of Contract Appeals (which ruled that the Company is entitled to a price adjustment to the contract for reimbursement of FET paid on vehicles that were to be delivered after October 1, 1988) will apply to the question of the Company's right to reimbursement from the Army for after-imposed taxes on the cargo trucks. In the Company's view, application of the 1993 decision will favorably resolve the principal issues regarding any such future claim by the Company. Therefore, the Company believes that even if the cargo trucks are ultimately held to be taxable, the Army would be obligated to reimburse the Company for a majority of the tax, (but not interest or penalty, if any), resulting in a net maximum liability for the Company of $5.8 million plus penalties and applicable interest currently estimated to be $9.3 million and $45.5 million, respectively. The Company believes it is unlikely that resolution of this matter will have a material adverse effect on the Company's financial position, however, it could have a material effect on quarterly or annual results of operations.

OTHER DEFENSE BUSINESS LITIGATION
In 1992, the U.S. Government filed a counterclaim against the Company in a civil suit alleging violations of the False Claims Act and breach of a contract to supply M109A2 Self-Propelled Howitzers. In May 1999, the Company and the U.S. Government settled. Under the settlement agreement, Harsco paid the U.S. Government $11 million and both parties released all claims in the case. The settlement payment was charged against an existing reserve in the second quarter of 1999.

In 1992, the United States Government through its Defense Contract Audit Agency commenced an audit of certain contracts for sale of tracked vehicles by the Company to foreign governments, which were financed by the United States Government through the Defense Security Assistance Agency. In September 1994, the Company received a subpoena issued by the Department of Defense Inspector General seeking various documents relating to issues raised in the audit.

--------------------------------------------------------------------------------
10.     COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Government subsequently subpoenaed a number of former employees of the Company's divested defense business to testify before a grand jury and issued grand jury subpoenas to the Company for additional documents. On December 22, 1999, the Company announced that it reached agreement with the U.S. Government on behalf of its former BMY Combat Systems Division to settle the matter. Under the agreement, BMY Combat Systems pled guilty to a one-count misdemeanor relating to submitting advance payment certifications which resulted in BMY receiving a portion of the payments for the contract prematurely. Harsco will pay the Government a $200,000 fine plus $10.8 million in damages for a total of $11 million.

The settlement, which is subject to acceptance by the U.S. District Court, ends the Government's investigation and releases Harsco and BMY from further liability for the issues under investigation. Harsco will charge the payment against an existing reserve, resulting in no charge to the Company's earnings. Based on the terms of the settlement, the Company expects to pay the $11 million in the second quarter of 2000, following the Court's entry of judgment.

CONTINUING OPERATIONS - CONTINGENCIES

ENVIRONMENTAL
The Company is involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites. While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company. The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Consolidated Balance Sheet at December 31, 1999, and 1998 includes an accrual of $3.0 million and $4.9 million, respectively, for environmental matters. The amounts affecting pre-tax earnings related to environmental matters totaled $0.7 million of income for the year 1999, $0.8 million of expense for the year 1998 and $1.7 million of expense for the year 1997.

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

--------------------------------------------------------------------------------
10.     COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

--------------------------------------------------------------------------------
11.     CAPITAL STOCK

The authorized capital stock consists of 150,000,000 shares of common stock and 4,000,000 shares of preferred stock, both having a par value of $1.25 per share. The preferred stock is issuable in series with terms as fixed by the Board of Directors. None of the preferred stock has been issued. On June 24, 1997, the Company adopted a revised Shareholder Rights Plan to replace the Company's 1987 Plan which expired on September 28, 1997. Under the new Plan, the Board declared a dividend to shareholders of record on September 28, 1997, of one right for each share of common stock. The rights may only be exercised if, among other things, a person or group has acquired 15% or more, or intends to commence a tender offer for 20% or more, of the Company's common stock. Each right entitles the holder to purchase 1/100th share of a new Harsco Junior Participating Cumulative Preferred Stock at an exercise price of $150. Once the rights become exercisable, if any person acquires 20% or more of the Company's common stock, the holder of a right will be entitled to receive common stock calculated to have a value of two times the exercise price of the right. The rights, which expire on September 28, 2007, do not have voting power, and may be redeemed by the Company at a price of $.05 per right at any time until the 10th business day following public announcement that a person or group has accumulated 15% or more of the Company's common stock. At December 31, 1999, 750,000 shares of $1.25 par value preferred stock were reserved for issuance upon exercise of the rights.

In November 1998, the Board of Directors authorized the purchase, over a one-year period, of 2,000,000 shares of the Company's common stock. The Company purchased 877,500 shares of this authorization in 1998. The Board of Directors subsequently increased the authorization by 2,000,000 shares in January 1999. Through December 31, 1999, 3,143,646 shares of common stock were purchased under these authorizations. This leaves 856,354 shares remaining under the authorization. In January 2000, the Board of Directors extended the share purchase authorization through January 25, 2001.

In 1999, additional share repurchases of 58,155, net of issues, were made principally as part of the 1995 Executive Compensation Plan.

                                          COMMON STOCK SUMMARY
-------------------------------------------------------------------------------------
                              SHARES            TREASURY            SHARES
BALANCES                      ISSUED             SHARES           OUTSTANDING
-------------------------------------------------------------------------------------
December 31, 1996             65,458,202        15,855,850           49,602,352
December 31, 1997             65,854,087        18,877,957           46,976,130
December 31, 1998             66,075,380        23,825,458           42,249,922
DECEMBER 31, 1999             66,221,544        26,149,759           40,071,785
-------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
11.     CAPITAL STOCK (CONTINUED)

The following is a reconciliation of the average shares of common stock used to compute basic earnings per common share to the shares used to compute diluted earnings per common share as shown on the Consolidated Statement of Income:

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                        1999            1998            1997
-------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                $     90,713    $    107,513    $    100,400
===================================================================================================================
Average shares of common stock outstanding used to
     compute basic earnings per common share                       40,882,153      45,568,256      48,754,212
Additional common shares to be issued assuming exercise
     of stock options, net of shares assumed reacquired               134,914         342,275         437,660
-------------------------------------------------------------------------------------------------------------------
Shares used to compute dilutive effect of stock options            41,017,067      45,910,531      49,191,872
===================================================================================================================
Basic earnings per common share from continuing operations       $       2.22    $       2.36    $       2.06
===================================================================================================================
Diluted earnings per common share from continuing
     operations                                                  $       2.21    $       2.34    $       2.04
===================================================================================================================

--------------------------------------------------------------------------------
12.     STOCK-BASED COMPENSATION

The Company's net income and net income per common share would have been reduced to the pro forma amounts indicated below if compensation cost for the Company's stock option plan had been determined based on the fair value at the grant date for awards in accordance with the provisions of SFAS No. 123.

(IN THOUSANDS, EXCEPT PER SHARE)           1999           1998           1997
----------------------------------------------------------------------------------
Net income:
         As reported                    $  90,713      $  107,513     $  278,832
         Pro forma                         89,113         105,736        277,101
Basic earnings per share:
         As reported                         2.22            2.36           5.72
         Pro forma                           2.18            2.32           5.68
Diluted earnings per share:
         As reported                         2.21            2.34           5.67
         Pro forma                           2.17            2.30           5.63
----------------------------------------------------------------------------------

The fair value of the options granted during 1999, 1998, and 1997 is estimated on the date of grant using the binomial option pricing model. The weighted-average assumptions used and the estimated fair value are as follows:

                                              1999              1998            1997
-------------------------------------------------------------------------------------
Expected term                                4 YEARS          4 years         4 years
Expected stock volatility                      25.0%            16.0%           16.0%
Risk free interest rate                        4.65%            5.65%           6.46%
Dividend                                      $  .91           $  .88          $  .80
Rate of dividend increase                         5%               5%              5%
Fair value                                     $5.18            $6.68           $6.55
-------------------------------------------------------------------------------------

The Company has granted stock options to officers, certain key employees, and directors for the purchase of its common stock under two shareholder approved plans. The 1995 Executive Incentive Compensation Plan authorizes the issuance of up to 4,000,000 shares of the Company's common stock for use in paying incentive compensation awards in the form of restricted stock and stock options. The 1995 Non-Employee Directors' Stock Plan authorizes the issuance of up to 300,000 shares of the Company's common stock for stock option awards. Options are granted at fair market value at date of grant and become exercisable commencing one year later. The options expire ten years from the date of grant. Upon shareholder approval of these two plans in 1995, the Company terminated the use of the 1986 stock option plan for granting of stock option awards. At December 31, 1999, there were 2,729,158 and 220,000 shares available for granting stock options under the 1995 Executive Incentive Compensation Plan and the 1995 Non-Employee Directors' Stock Plan, respectively.

--------------------------------------------------------------------------------
12.    STOCK-BASED COMPENSATION (CONTINUED)


Changes during 1999, 1998, and 1997 in options outstanding were:

                                                   SHARES UNDER                      WEIGHTED AVERAGE
                                                      OPTION                          EXERCISE PRICE
-----------------------------------------------------------------------------------------------------

Outstanding, January 1, 1997                        1,202,026                             $22.24
Granted                                               294,600                              34.41
Exercised                                            (395,885)                             20.81
Terminated and expired                                (15,280)                             22.90
-----------------------------------------------------------------------------------------------------

Outstanding, December 31, 1997                      1,085,461                              26.06
Granted                                               275,100                              38.30
Exercised                                            (221,293)                             24.93
Terminated and expired                                (16,500)                             35.73
-----------------------------------------------------------------------------------------------------

Outstanding, December 31, 1998                      1,122,768                              29.14
Granted                                               428,400                              26.92
Exercised                                            (146,164)                             19.06
Terminated and expired                                (68,400)                             31.36
-----------------------------------------------------------------------------------------------------
OUTSTANDING, DECEMBER 31, 1999                      1,336,604                             $28.97

=====================================================================================================

--------------------------------------------------------------------------------
12.    STOCK-BASED COMPENSATION (CONTINUED)

Options to purchase 932,704 shares, 857,168 shares and 793,061 shares were exercisable at December 31, 1999, 1998, and 1997, respectively. The following table summarizes information concerning outstanding and exercisable options at December 31, 1999.

                                           OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                             -------------------------------------------------------   ---------------------------------
                                                REMAINING
     RANGE OF                   NUMBER       CONTRACTUAL LIFE      WEIGHTED AVERAGE       NUMBER        WEIGHTED AVERAGE
EXERCISABLE PRICES            OUTSTANDING        IN YEARS           EXERCISE PRICE      EXERCISABLE      EXERCISE PRICE
------------------------------------------------------------------------------------------------------------------------

$11.81 -    $17.63                34,778           1.8                  $15.39              34,778          $15.39
 20.69 -     29.47               793,726           7.0                   25.61             407,826           24.62
 32.81 -     46.16               508,100           7.6                   36.31             490,100           36.44
------------------------------------------------------------------------------------------------------------------------
                               1,336,604                                                   932,704
========================================================================================================================

During 1999, 1998, and 1997, the Company had non-cash transactions related to stock option exercises of $0.5 million, $1.6 million, and $2.3 million, respectively, whereby old shares were exchanged for new shares.

--------------------------------------------------------------------------------
12.    STOCK-BASED COMPENSATION (CONTINUED)


As of January 1, 1999, the restricted stock portion of the 1995 Executive Incentive Compensation Plan was discontinued.

The following table summarizes the restricted stock activity for 1998 and 1997:

                                                                       1998                         1997
----------------------------------------------------------------------------------------------------------------
Restricted shares awarded                                             40,702                       57,622
Restricted shares forfeited                                              378                          135
Weighted average market value of stock on grant date                  $43.22                       $36.69
----------------------------------------------------------------------------------------------------------------

During 1998 and 1997, the Company recorded $.1 million and $1.9 million respectively, in compensation expense related to restricted stock.

--------------------------------------------------------------------------------
13.    FINANCIAL INSTRUMENTS

OFF-BALANCE SHEET RISK
As collateral for performance and to ceding insurers, the Company is contingently liable under standby letters of credit and bonds in the amount of $165.9 million and $38.7 million at December 31, 1999 and 1998, respectively. These standby letters of credit and bonds are generally in force for up to four years. Certain issues have no scheduled expiration date. The Company pays fees to various banks and insurance companies that range from 0.08 to 1.9 percent per annum of their face value. If the Company were required to obtain replacement standby letters of credit and bonds as of December 31, 1999 for those currently outstanding, it is the Company's opinion that the replacement costs would not vary significantly from the present fee structure.

At December 31, 1999 and 1998, the Company had $19.2 million and $18.3 million, respectively, of forward foreign currency exchange contracts outstanding. These contracts are part of a worldwide program to minimize foreign currency exchange operating income and balance sheet exposure. The unsecured contracts mature within 12 months and are with major financial institutions. The Company is exposed to credit loss in the event of non-performance by the other parties to the contracts. The Company evaluates the credit worthiness of the counterparties' financial condition and does not expect default by the counterparties.

FOREIGN EXCHANGE RISK MANAGEMENT
The Company generally has currency exposures in thirty-two countries. The Company's primary foreign currency exposures are in United Kingdom, France, Canada, South Africa, Brazil, Germany, Australia, and Mexico.

Forward foreign currency exchange contracts are used to hedge commitments, such as foreign currency debt, firm purchase commitments, and foreign currency cash flows for certain export sales transactions.

--------------------------------------------------------------------------------
13.    FINANCIAL INSTRUMENTS (CONTINUED)

The following tables summarize by major currency the contractual amounts of the Company's forward exchange contracts in U.S. dollars as of December 31, 1999 and 1998. The "Buy" amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the "Sell" amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies.

(IN THOUSANDS)                                      AS OF DECEMBER 31, 1999
----------------------------------------------------------------------------------------------------------------------
                                         U.S. DOLLAR                                  RECOGNIZED       UNREALIZED
                             TYPE         EQUIVALENT           MATURITY               GAIN (LOSS)      GAIN (LOSS)
----------------------------------------------------------------------------------------------------------------------
FORWARD EXCHANGE
CONTRACTS:

EUROS                         BUY           $17,339         JANUARY 18, 2000             $(661)         $    -
BRITISH POUNDS                BUY             1,506         VARIOUS IN 2000                 79               -
FRENCH FRANCS                 BUY               229         VARIOUS IN 2000                  -             (13)
BRITISH POUNDS                BUY                93         VARIOUS IN 2000                                 (2)
----------------------------------------------------------------------------------------------------------------------
                                            $19,167                                      $(582)           $(15)
======================================================================================================================

At December 31, 1999, the Company had entered into forward exchange contracts in euros and British pounds, which were used to hedge certain future payments between the Company and its various subsidiaries. These forward contracts do not qualify as hedges for financial reporting purposes. At December 31, 1999, the Company had recorded net losses of $0.6 million on these contracts. These losses were generally offset by gains on the hedged items. In January 2000, the euro contract was extended to March 18, 2000. The Company also had forward exchange contracts in French francs and British pounds, which were used to hedge equipment purchases. Since these contracts hedge identifiable foreign currency firm commitments, the losses were deferred and will be accounted for as part of the underlying transactions.

(IN THOUSANDS)                                    AS OF DECEMBER 31, 1998
-----------------------------------------------------------------------------------------------------------------
                                          U.S. DOLLAR                            RECOGNIZED        UNREALIZED
                          TYPE             EQUIVALENT        MATURITY            GAIN (LOSS)       GAIN (LOSS)
-----------------------------------------------------------------------------------------------------------------
Forward exchange
contracts:

Belgian francs            Sell               $   806      Various in 1999           $    9              -
British pounds            Sell                 1,466      Various in 1999               12              -
French francs             Sell                15,798      Various in 1999               46              -
Norwegian kronor          Sell                   199      Various in 1999                2              -
-----------------------------------------------------------------------------------------------------------------
                                             $18,269                                 $  69              -
=================================================================================================================

At December 31, 1998, the Company had entered into forward exchange contracts in Belgian francs, British pounds, French francs, and Norwegian kronor, which were used to hedge certain future payments between the Company and its various subsidiaries. These forward contracts did not qualify as hedges for financial reporting purposes. At December 31, 1998, the Company had recorded net gains of $0.1 million on these contracts.

--------------------------------------------------------------------------------
13.    FINANCIAL INSTRUMENTS (CONTINUED)

CONCENTRATIONS OF CREDIT RISK
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, investments, and accounts receivable. The Company places its cash and cash equivalents with high quality financial institutions and, by policy, limits the amount of credit exposure to any one institution. Concentrations of credit risk with respect to accounts receivable are limited due to the Company's large number of customers and their dispersion across different industries and geographies. The Company generally does not require collateral or other security to support customer receivables.

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

--------------------------------------------------------------------------------
13.      FINANCIAL INSTRUMENTS (CONTINUED)


The carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 1999 and 1998 are:

(IN THOUSANDS)                                            1999                           1998
-------------------------------------------------------------------------------------------------------------
                                                CARRYING          FAIR          Carrying        Fair
                                                 AMOUNT           VALUE          Amount         Value
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                     $   51,266     $    51,266     $    41,562     $   41,562
Long-term debt                                   423,097         416,925         316,972        317,530
Foreign currency exchange contracts               19,167          18,571          18,269         18,336
-------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
14.      INFORMATION BY SEGMENT AND GEOGRAPHIC AREA

The Company reports information about its operating segments according to the "management approach". The management approach is based on the way management organizes the segments within the enterprise for making operating decisions and assessing performance.

The Company's reportable segments are identified based upon differences in products, services, and markets served. The Company's business units are aggregated into three reportable segments. The three reportable segments and the type of products and services offered include:

HARSCO MILL SERVICES
This segment provides metal reclamation and other mill services, principally for the global steel industry. Mill services include slag processing, marketing, and disposal; slab management systems; materials handling and scrap management programs; in-plant transportation; and a variety of environmental services. Similar services are provided to non-ferrous metallurgical industries, such as aluminum, nickel, and copper. Also, slag recovery services are provided to electric utilities from which granules for asphalt roofing shingles and slag abrasives for industrial surface preparation are derived.

HARSCO GAS AND FLUID CONTROL
Major products and services are gas containment cylinders and tanks, including cryogenic equipment; valves, regulators, and gauges, including scuba and life support equipment; industrial pipe fittings; and air-cooled heat exchangers.

Major customers include various industrial markets; hardware, plumbing, and petrochemical sectors; natural gas and process industries; propane, compressed gas, life support, scuba, and refrigerant gas industries; gas equipment companies; welding distributors; medical laboratories; beverage carbonation users; and the animal husbandry industry.

HARSCO INFRASTRUCTURE
Major products and services include railway maintenance-of-way equipment and services; scaffolding, shoring, and concrete forming products and erection and dismantling services; bridge decking and industrial grating; process equipment, including industrial blenders, dryers, mixers, water heaters, boilers, and heat transfer equipment.

Products and services are provided to private and government-owned railroads worldwide; urban mass transit operators; public utilities; industrial plants; the oil, chemical, petrochemical, and process industries; bridge repair companies; commercial and industrial construction firms; and infrastructure repair and maintenance markets. Other customers include the chemical, food processing, and pharmaceutical industries; and institutional building and retrofit markets.

--------------------------------------------------------------------------------
14.      INFORMATION BY SEGMENT AND GEOGRAPHIC AREA (CONTINUED)

OTHER INFORMATION
The measurement basis of segment profit or loss is income after taxes from continuing operations. Interest income is recorded by each segment as incurred. Interest expense is allocated to the segments based on actual interest expense incurred by international operations and based on internal borrowings at an estimated weighted average interest rate for domestic operations. Income taxes are allocated to the segments based on actual income tax expense incurred, or where aggregated for tax purposes, based on the effective income tax rates for the countries in which they operate. The operations of the Company in any one country, except the United States, do not account for more than 10% of sales and no single customer represented 10% or more of the Company's sales, during 1999, 1998, and 1997. There are no significant intersegment sales.

Corporate assets include principally cash, investments, prepaid pension costs, and United States deferred taxes. Assets in the United Kingdom represent 12% of total segment assets as of December 31, 1999 and 1998 and are disclosed separately in the geographic area information.

SEGMENT INFORMATION (1)(2)

SEGMENTS                                     NET SALES TO UNAFFILIATED CUSTOMERS          INCOME FROM CONTINUING OPERATIONS
----------------------------------------------------------------------------------------------------------------------------------
(IN MILLIONS)                                   1999           1998           1997         1999             1998           1997
----------------------------------------------------------------------------------------------------------------------------------
Harsco Mill Services (3)(4)                $   729.6      $   751.9      $   672.7    $    45.1       $     43.3     $     50.3

Harsco Gas and Fluid Control                   560.9          588.7          558.3         27.0             40.9           29.5

Harsco Infrastructure (5)                      426.2          392.9          396.5         22.5             18.6           15.5

----------------------------------------------------------------------------------------------------------------------------------
Segment totals                             $ 1,716.7      $ 1,733.5       $1,627.5         94.6            102.8           95.3
----------------------------------------------------------------------------------------------------------------------------------

General corporate income (expense)                                                         (3.9)             4.7            5.1
----------------------------------------------------------------------------------------------------------------------------------
      Income from continuing operations                                               $    90.7       $    107.5     $    100.4
==================================================================================================================================

SEGMENTS                                 ASSETS              DEPRECIATION AND AMORTIZATION        CAPITAL EXPENDITURES
------------------------------------------------------------------------------------------------------------------------------
(IN MILLIONS)                  1999       1998       1997       1999       1998       1997       1999       1998       1997
------------------------------------------------------------------------------------------------------------------------------
Harsco Mill Services (4)  $   934.6  $   922.7  $   715.3  $    99.5  $    98.2  $    87.2  $   134.9  $   102.7  $    94.8

Harsco Gas and
   Fluid Control              347.9      380.9      249.3       18.1       16.1       11.4       21.4       30.6       19.8

Harsco Infrastructure (5)     325.7      241.1      222.6       17.0       15.9       16.7       17.9       26.1       27.3
------------------------------------------------------------------------------------------------------------------------------
Segment totals              1,608.2    1,544.7    1,187.2      134.6      130.2      115.3      174.2      159.4      141.9

Corporate                      51.6       78.9      290.0        1.3        1.2        1.2        1.0         .4        1.5
------------------------------------------------------------------------------------------------------------------------------
      Total               $ 1,659.8  $ 1,623.6  $ 1,477.2  $   135.9  $   131.4  $   116.5  $   175.2  $   159.8  $   143.4
==============================================================================================================================

(1) The 1997 segment information has been restated in accordance with the Financial Accounting Standards Board SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information."
(2) Segment information reflects the first quarter 1999 reorganization of the Patterson-Kelley division. Segment information for 1998 and 1997 has been restated to reflect this change. The reorganization resulted in the realignment of the heat transfer and industrial blending equipment product lines from the Harsco Gas and Fluid Control Segment to the Harsco Infrastructure Segment. Sales of these product lines were $26.9 million, $29.2 million, and $28.2 million for the years 1999, 1998, and 1997, respectively.
(3) For the years ended December 31, 1999, 1998, and 1997 the Harsco Mill Services Segment included equity in income of unconsolidated entities of $3.0 million, $1.4 million, and $1.0 million, respectively.
(4) A non-cash amount of $26.6 million of loan notes was issued for the Faber Prest acquisition related to the Harsco Mill Services Segment in 1998.
(5) The Pandrol Jackson railway maintenance-of-way business was acquired in October 1999 and is included as part of the Harsco Infrastructure Segment. Pandrol Jackson sales were $12.4 million in 1999, and assets were $69.2 million as of December 31, 1999.

--------------------------------------------------------------------------------
14.    INFORMATION BY SEGMENT AND GEOGRAPHIC AREA (CONTINUED)

RECONCILIATION OF REPORTED INCOME BEFORE INTEREST, INCOME TAXES, AND MINORITY INTEREST TO SEGMENT INCOME

                                                                         HARSCO
                                                          HARSCO         GAS AND        HARSCO        GENERAL    CONSOLIDATED
 (IN MILLIONS)                                         MILL SERVICES  FLUID CONTROL  INFRASTRUCTURE  CORPORATE      TOTAL
-----------------------------------------------------------------------------------------------------------------------------
1999 (1)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
   INTEREST, INCOME TAXES, AND MINORITY INTEREST          $ 81.2          $ 47.5        $ 41.2        $ (0.2)     $  169.7

INTEREST INCOME                                              4.3             0.1           0.2           0.1           4.7
INTEREST EXPENSE                                           (10.8)           (4.8)         (6.3)         (5.1)        (27.0)
INCOME TAX (EXPENSE) BENEFIT                               (24.4)          (15.9)        (12.6)          1.3         (51.6)
MINORITY INTEREST IN NET (INCOME) LOSS                      (5.2)            0.1             -             -          (5.1)
-----------------------------------------------------------------------------------------------------------------------------

SEGMENT INCOME (LOSS) FROM CONTINUING OPERATIONS          $ 45.1          $ 27.0        $ 22.5        $ (3.9)     $   90.7
=============================================================================================================================


                                                                        HARSCO
                                                         HARSCO         GAS AND        HARSCO        GENERAL      CONSOLIDATED
(IN MILLIONS)                                         MILL SERVICES  FLUID CONTROL  INFRASTRUCTURE  CORPORATE        TOTAL
-------------------------------------------------------------------------------------------------------------------------------
1998 (2)
Income from continuing operations before interest,
   income taxes, and minority interest                   $ 84.3          $ 72.3        $ 32.9        $  2.4        $  191.9

Interest income                                             4.8             0.2           0.4           3.0             8.4
Interest expense                                          (11.0)           (4.1)         (5.4)            -           (20.5)
Income tax expense                                        (29.9)          (27.5)         (9.3)         (0.7)          (67.4)
Minority interest in net income                            (4.9)              -             -             -            (4.9)
-------------------------------------------------------------------------------------------------------------------------------

Segment income from continuing operations                $ 43.3          $ 40.9        $ 18.6        $  4.7        $  107.5
===============================================================================================================================

                                                                      HARSCO
                                                       HARSCO         GAS AND        HARSCO         GENERAL     CONSOLIDATED
(IN MILLIONS)                                       MILL SERVICES  FLUID CONTROL  INFRASTRUCTURE   CORPORATE       TOTAL
------------------------------------------------------------------------------------------------------------------------------
1997 (3)
Income (loss) from continuing operations before
   interest, income taxes, and minority interest       $ 99.1          $ 51.3        $ 29.7         $ (0.2)      $  179.9

Interest income                                           2.0             0.1           0.2            6.1            8.4
Interest expense                                         (6.6)           (3.1)         (5.9)          (1.1)         (16.7)
Income tax (expense) benefit                            (38.5)          (18.5)         (8.5)           0.3          (65.2)
Minority interest in net income                          (5.7)           (0.3)                                       (6.0)
------------------------------------------------------------------------------------------------------------------------------

Segment income from continuing operations              $ 50.3          $ 29.5        $ 15.5         $  5.1       $  100.4
==============================================================================================================================

(1) For 1999, segment income includes pre-tax special charges of $3.4 million and $2.5 million for the Harsco Mill Services Segment and Harsco Gas and Fluid Control Segment, respectively.

(2) For 1998, segment income includes pre-tax special charges (gains) of $15.6 million, ($18.2) million, and $4.8 million for the Harsco Mill Services Segment, Harsco Gas and Fluid Control Segment and the Harsco Infrastructure Segment, respectively.

(3) For 1997, segment income includes pre-tax special charges (gains) of $0.4 million, $1.8 million, and ($0.3) million for the Harsco Mill Services Segment, Harsco Gas and Fluid Control Segment and the Harsco Infrastructure Segment, respectively.

See Note 15 for further information on special charges and (gains).

--------------------------------------------------------------------------------
14.    INFORMATION BY SEGMENT AND GEOGRAPHIC AREA (CONTINUED)

INFORMATION BY GEOGRAPHIC AREA (4)

GEOGRAPHIC AREA                 NET SALES TO UNAFFILIATED CUSTOMERS                      SEGMENT ASSETS
----------------------------------------------------------------------------------------------------------------------
(IN MILLIONS)                     1999           1998           1997            1999           1998           1997
----------------------------------------------------------------------------------------------------------------------
United States                 $ 1,095.3      $ 1,085.6      $ 1,044.8       $   797.1      $   721.2      $   569.4

United Kingdom                    155.5          126.4           61.1           186.2          180.7           51.4

All Other                         465.9          521.5          521.6           624.9          642.8          566.4
----------------------------------------------------------------------------------------------------------------------
      Segment Totals          $ 1,716.7      $ 1,733.5      $ 1,627.5       $ 1,608.2      $ 1,544.7      $ 1,187.2
======================================================================================================================

(4) Revenues are attributed to individual countries based on the location of the facility generating the revenue.

--------------------------------------------------------------------------------
15.    OTHER (INCOME) AND EXPENSES AND SPECIAL CHARGES AND (GAINS)

In the years 1999, 1998, and 1997, the Company recorded Other (income) and expenses of $6.0 million, $(4.3) million, and $2.6 million, respectively:

                                                       OTHER (INCOME) AND EXPENSES
------------------------------------------------------------------------------------------

(IN THOUSANDS)                                      1999          1998              1997
------------------------------------------------------------------------------------------

Net gains                                       $   (560)     $  (29,107)       $  (1,620)

Impaired asset write-downs                         2,878          14,410            1,592

Employee termination benefit costs                 2,889           6,543             (810)

Costs to exit activities                             502           2,792            3,313

Other                                                310           1,098              103
-----------------------------------------------------------------------------------------

Total                                           $  6,019      $   (4,264)       $   2,578
=========================================================================================


Additionally, in 1998 the Company recorded $6.5 million of other special charges, of which $2.2 million is included in cost of products sold, $3.5 million in cost of services sold, and $.8 million in general and administrative expenses. For 1998, this resulted in net special charges of $2.2 million which includes Other (income) and expenses. The 1998 amounts were incurred principally in the fourth quarter in which results included $29.6 million of gains and other credits offset by $29.5 million of special charges. Other (income) and expenses and special charges and gains consist principally of gains on the sale of businesses, impaired asset write-downs, employee termination benefit costs, costs to exit activities, and other reorganization-related costs. Pre-tax amounts by operating segment include:

------------------------------------------------------------------------------------------------------------

                                                           SPECIAL CHARGES AND (GAINS)
------------------------------------------------------------------------------------------------------------

(IN THOUSANDS)                             1999                        1998                       1997
------------------------------------------------------------------------------------------------------------

Harsco Mill Services                    $   3,350                  $   15,618                  $     441

Harsco Gas and Fluid Control                2,452                     (18,232)                     1,766

Harsco Infrastructure                         (10)                      4,826                       (348)

Corporate                                     227                         (11)                       719
------------------------------------------------------------------------------------------------------------

Total                                   $   6,019                  $    2,201                  $   2,578
============================================================================================================

--------------------------------------------------------------------------------
15.    OTHER (INCOME) AND EXPENSES AND SPECIAL CHARGES AND (GAINS) (CONTINUED)

NET GAINS
Net gains for 1998 consist principally of a pre-tax net gain of $27 million recorded on the October 1998 sale of the Nutter Engineering unit of the Harsco Gas and Fluid Control Segment. Such gains are reflected as adjustments to reconcile net income to net cash provided by operating activities in the Consolidated Statement of Cash Flows. Total proceeds associated with 1998 special gains were $42.9 million and are included in proceeds from the sale of businesses and property, plant and equipment in the investing activities section of the Consolidated Statement of Cash Flows. Other related information concerning dispositions is discussed in Note 3.

IMPAIRED ASSET WRITE-DOWNS
Impaired asset write-downs for 1999 include a $1.9 million pre-tax, non-cash, write-down of the Company's investment in Bio-Oxidation Services Inc. which is included in the Harsco Gas and Fluid Control Segment. The Company's investment in Bio-Oxidation Services Inc. is being held for disposal. The write-down amount was measured on the basis of the lower of carrying amount or fair value less cost to sell. Fair value was determined using available information based upon the estimated amount at which the assets could be sold in a current transaction between willing parties. The investment carrying value as of December 31, 1999 was $6.6 million. For the year ended December 31, 1999, Bio-Oxidation Services Inc. recorded a pre-tax loss of $2.3 million which includes the asset write-down of $1.9 million. The Company estimates that the disposal will occur during 2000.

Impaired asset write-downs for 1998 include a $6.1 million pre-tax, non-cash, write-down of the Company's investment in Bio-Oxidation Services Inc. The investment carrying value as of December 31, 1998 was $7.6 million. For the year ended December 31, 1998 Bio-Oxidation Services Inc. recorded a pre-tax loss of $9.8 million which includes the asset write-down of $6.1 million.

Impaired asset write-downs for 1998 also include a $6.1 million pre-tax, non-cash, write-down of assets, principally property, plant and equipment in the Harsco Mill Services Segment. The write-down became necessary as a result of significant adverse changes in the international economic environment and the steel industry. Impairment loss was measured as the amount by which the carrying amount of assets exceeded their estimated fair value. Fair value was estimated based upon the expected future realizable net cash flows. In September 1999, assets associated with a substantial portion of this provision were sold in conjunction with the termination settlement of a contract in Russia.

Non-cash impaired asset write-downs are included in Other (income) and expenses in the Consolidated Statement of Cash Flows as adjustments to reconcile net income to net cash provided by operating activities.

--------------------------------------------------------------------------------
15.    OTHER (INCOME) AND EXPENSES AND SPECIAL CHARGES AND (GAINS) (CONTINUED)

EMPLOYEE TERMINATION BENEFIT COSTS
Employee termination benefit costs consist principally of severance arrangements to employees terminated as a result of management reorganization actions. Under these reorganization actions, the Company's management has established and approved specific plans of termination. Details of the termination benefit plans have been communicated to the affected employees prior to recognition of related provisions. Non-cash charges for employee termination benefit costs are included as adjustments to reconcile net income to net cash provided by operating activities in the Consolidated Statement of Cash Flows.

During 1999, $2.9 million of reorganization expense related to employee termination benefits was incurred, principally in the Harsco Mill Services Segment, primarily in France and the United Kingdom. In 1999, 220 employees were included in employee termination arrangements initiated by the Company and approximately $1.8 million of cash payments were made under such arrangements. The payments are reflected as uses of operating cash in the Consolidated Statement of Cash Flows.

During 1998, $6.5 million of reorganization expense related to employee termination benefits was incurred, principally in the Harsco Mill Services Segment primarily in South Africa, United States, France, and Germany. In 1998, approximately 670 employees were included in employee termination arrangements initiated by the Company and approximately $2.4 million of cash payments were made under such arrangements. An additional $3.3 million was disbursed in 1999 for the 1998 reorganization actions.


EMPLOYEE TERMINATION BENEFIT COSTS AND PAYMENTS

                                                                (IN MILLIONS)
                                                             SUMMARY OF ACTIVITY
                                                   -----------------------------------------
Original reorganization action period                      1999                  1998

Employee termination benefits expense                      $2.9                  $6.5
                                                            ---                   ---

Payments:
         Disbursed in 1998                                    -                  (2.4)
         Disbursed in 1999 (1)                             (1.8)                 (3.3)
                                                            ---                   ---
                 Total payments                            (1.8)                 (5.7)

         Other                                                -                  (0.4)
                                                           ----                   ---
                 Remaining payments as of
                 December 31, 1999 (2)                     $1.1                  $0.4
                                                            ===                   ===

(1) - Disbursements in 1999 are categorized according to the original reorganization action period to which they relate (1999 or 1998). Cash severance payments in 1999 occurred principally in the Harsco Mill Services Segment in South Africa principally for 1998 reorganization actions.

(2) - Remaining payments are categorized according to the original reorganization action period to which they relate (1999 or 1998).

--------------------------------------------------------------------------------
15.    OTHER (INCOME) AND EXPENSES AND SPECIAL CHARGES AND (GAINS) (CONTINUED)

       EMPLOYEE TERMINATIONS - NUMBER OF EMPLOYEES

                                                                   SUMMARY OF ACTIVITY
                                                         ----------------------------------------
Original reorganization action period                            1999                  1998

Employees affected by new reorganization actions                  220                   670
                                                                  ---                   ---
Employee terminations:
         Terminated in 1998                                         -                  (349)
         Terminated in 1999                                      (172)                 (352)
                                                                  ---                   ---
                 Total terminations                              (172)                 (701)

         Other                                                     (9)                   35
                                                                 ----                 -----
                 Remaining terminations as of
                 December 31, 1999                                 39                     4
                                                                 ====                 =====


COSTS TO EXIT ACTIVITIES
Costs to exit activities consist of incremental direct costs of reorganization actions and lease run-out costs. Such costs are recorded when a specific exit plan is approved by management. Relocation expenses, such as employee moving costs, are classified as exit costs and are expensed as incurred. Other costs classified in this category are generally expensed as incurred.

During 1998, $1.0 million and $0.8 million of exit costs, principally relocation expenses, were included in the Harsco Mill Services and Harsco Infrastructure Segments, respectively.

During 1997, $1.5 million of exit costs were included in the Harsco Mill Services Segment. These costs resulted principally from the expiration or termination of contracts at certain mill sites, as well as facility relocation costs.

TWO-YEAR SUMMARY OF QUARTERLY RESULTS
(UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                         1999
----------------------------------------------------------------------------------------------------------------
      QUARTERLY                                 FIRST        SECOND                THIRD         FOURTH
----------------------------------------------------------------------------------------------------------------
      Net sales                                $404.6        $430.7               $423.9         $457.5
      Gross profit (1)                           82.8          94.7                 93.7          102.2
      Net income                                 14.8          23.8                 26.1           26.0
      Diluted earnings per share                  .35           .58                  .64            .65

----------------------------------------------------------------------------------------------------------------

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                           1998
----------------------------------------------------------------------------------------------------------------
      QUARTERLY                                FIRST         SECOND               THIRD         FOURTH (2)
----------------------------------------------------------------------------------------------------------------
      Net sales                                $401.0        $456.3               $445.7         $430.5
      Gross profit (1)                           93.3         110.2                 99.9          100.0
      Net income                                 24.3          33.1                 25.9           24.2
      Diluted earnings per share                  .52           .71                  .56            .55

----------------------------------------------------------------------------------------------------------------

Notes:
       (1) Gross profit is defined as Net sales less Cost of sales, Other (income) and expenses, and Research and development expenses.

       (2) The fourth quarter of 1998 included $29.6 million of special gains offset by $29.5 million of special charges. The gains included a pre-tax net gain of $27 million recorded on the sale of the Nutter Engineering unit of the Harsco Gas and Fluid Control Segment. The special charges included impaired asset write-downs, employee termination benefit costs, costs to exit activities and other reorganization-related expenses. Other information concerning special charges and (gains) is discussed in Management's Discussion and Analysis and Note 15.

COMMON STOCK PRICE AND DIVIDEND INFORMATION


                                 MARKET PRICE PER SHARE
                                 ----------------------                     DIVIDENDS DECLARED
                               HIGH                   LOW                        PER SHARE
-------------------------------------------------------------------------------------------------------------

1999
First Quarter               $  33                 $  25                           $  .225
Second Quarter                 34 3/8                23 1/16                         .225
Third Quarter                  32 5/16               25 3/8                          .225
Fourth Quarter                 31 7/8                26                              .235


1998
First Quarter               $  46 1/8             $  37 1/2                       $  .22
Second Quarter                 47                    41 5/16                         .22
Third Quarter                  47 1/4                23                              .22
Fourth Quarter                 35                    28                              .225
-------------------------------------------------------------------------------------------------------------

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

         None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant:

(a)    Identification of Directors:

Information regarding the identification of directors and positions held is incorporated by reference to the 2000 Proxy Statement.

(b)    Identification of Executive Officers:

Set forth below, as of March 2, 2000, are the executive officers (this excludes one corporate officer who is not deemed an "executive officer" within the meaning of applicable Securities and Exchange Commission regulations) of the Company and certain information with respect to each of them. The executive officers were elected to their respective offices on April 27, 1999, or at various times during the year as noted. All terms expire on April 25, 2000. There are no family relationships between any of the officers.

Name                        Age          Principal Occupation or Employment
----                        ---          ----------------------------------

Corporate Officers:

D. C. Hathaway              55           Chairman and Chief Executive Officer effective January 1, 1998.  Served as
                                         Chairman, President and Chief Executive Officer from April 1, 1994 to December 31,
                                         1997, and President and Chief Executive Officer from January 1, 1994 to April 1,
                                         1994.  Director since 1991.  From 1991 to 1993, served as President and Chief
                                         Operating Officer.  From 1986 to 1991 served as Senior Vice President-Operations of the Corporation.  Served as Group Vice President from 1984 to 1986 and as President of the Dartmouth Division of the Corporation from 1979 until 1984.

Name                        Age          Principal Occupation or Employment
----                        ---          ----------------------------------

L. A. Campanaro             51           President, Chief Operating Officer and Director of the Corporation effective
                                         January 1, 1998.  Served as Senior Vice President and Chief Financial Officer from
                                         December 1992 to December 1997, and as Vice President and Controller from April
                                         1992 to November 1992.  Served as Vice President of the BMY-Wheeled Vehicles
                                         Division from February 1992 to March 1992, and previously served as Vice President and Controller of the BMY-Wheeled Vehicles Division from 1988 to 1992, Vice
                                         President Cryogenics of the Plant City Steel Division from 1987 to 1988, Senior
                                         Vice President of the Taylor-Wharton Division from 1985 to 1987, Vice President and
                                         Controller of Taylor-Wharton from 1982 to 1985, and Director of Auditing of the
                                         Corporation from 1980 to 1982.

P. C. Coppock               49           Senior Vice President, Chief Administrative Officer, General Counsel and Secretary
                                         of the Corporation effective January 1, 1994.  Served as Vice President, General
                                         Counsel and Secretary of the Corporation from May 1, 1991 to December 31, 1993.
                                         From 1989 to 1991 served as Secretary and Corporate Counsel and as Assistant
                                         Secretary and Corporate Counsel from 1986 to 1989.  Served in various Corporate
                                         Attorney positions for the Corporation since 1981.

S. D. Fazzolari             47           Senior Vice President, Chief Financial Officer and Treasurer of the Corporation
                                         effective August 24, 1999.  Served as Senior Vice President and Chief Financial
                                         Officer from January 1998 to August 1999.  Served as Vice President and Controller
                                         from January 1994 to December 1997 and as Controller from January 1993 to January
                                         1994.  Previously served as Director of Auditing from 1985 to 1993, and served in various auditing positions from 1980 to 1985.

Name                        Age          Principal Occupation or Employment
----                        ---          ----------------------------------

R. W. Kaplan                48           Senior Vice President-Operations of the Corporation effective July 1, 1998.
                                         Concurrently serves as President of the Harsco Gas & Fluid Control Group and was
                                         President of the Taylor-Wharton Gas Equipment Division from February 1, 1994 to
                                         November 16, 1999.  Served as Vice President and Treasurer of the Corporation from
                                         January 1992 to February 1994.  Served as Treasurer of the Corporation from May
                                         1991 to December 1992.  Previously served as Vice President and General Manager of the Plant City Steel/Taylor-Wharton Division from 1987 to 1991 and Vice President and Controller of the Division from 1985 to 1987.  Previously served in various
                                         Corporate treasury/financial positions since 1979.

S. J. Schnoor               46           Vice President and Controller of the Corporation effective May 15, 1998.  Served as
                                         Vice President and Controller of the Patent Construction Systems Division from
                                         February 1996 to May 1998 and as Controller of the Patent Construction Systems
                                         Division from January 1993 to February 1996.  Previously served in various auditing positions for the Corporation from 1988 to 1993.

(c)    Beneficial Ownership Reporting Compliance

       Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" of the 2000 Proxy Statement.

Item 11. Executive Compensation:

Information regarding compensation of executive officers and directors is incorporated by reference to the sections entitled "Executive Compensation and Other Information" and "Directors' Compensation" of the 2000 Proxy Statement.

Item 12. Security Ownership of Certain
         Beneficial Owners and Management:

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the section entitled "Share Ownership of Management" of the 2000 Proxy Statement.

Item 13. Certain Relationships and Related Transactions:

Information regarding certain relationships and related transactions is incorporated by reference to the section entitled "Employment Agreements with Officers of the Company" of the 2000 Proxy Statement.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K:

(a)  1.  The Consolidated Financial Statements are listed in the index to
         Item 8, "Financial Statements and Supplementary Data," on page 33.

(a) 2. The following financial statement schedule should be read in conjunction with the Consolidated Financial Statements (see Item 8, "Financial Statements and Supplementary Data"):

                                                                                        Page
                                                                                      --------
Report of Independent Accountants on Schedule II                                         90
Schedule II - Valuation and Qualifying Accounts for the years 1999,
   1998 and 1997                                                                         91


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

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders of
Harsco Corporation


Our report on the consolidated financial statements of Harsco Corporation and Subsidiary Companies (the "Company"), is included on page 34 of this Form 10-K. In connection with our audits of such consolidated financial statements, we have also audited the related consolidated financial statement schedule listed in the index (Item 14(a) 2.) on page 89 of this Form 10-K.

In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
January 27, 2000

                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
                             (dollars in thousands)
                             ----------------------

                     COLUMN A               COLUMN B        COLUMN C             COLUMN D                     COLUMN E
                     --------               --------        --------             --------                     --------
                                                            Additions      (Deductions) Additions
                                                            ---------    --------------------------
                                                                         Due to
                                            Balance at      Charged to   Currency                             Balance at
                                            Beginning       Cost and     Translation                          End of
            Description                     of Period       Expenses     Adjustments      Other (1)           Period
            -----------                     ---------       --------     -----------      ---------           ------

For the year 1999:
      Deducted from Receivables:
      --------------------------
            Uncollectible accounts         $   13,602     $    4,844     $     (153)     $   (4,954)        $   13,339
                                            =========      =========      =========       =========          =========
      Deducted from Inventories:
      --------------------------
            Inventory valuations           $    5,777     $    6,383     $     (132)     $   (1,344)        $   10,684
                                            =========      =========      =========       =========          =========
      Other Reorganization and
      ------------------------
      Valuation Reserves                   $   25,316     $    5,206     $     (389)     $  (13,053)(2)     $   17,080
      ------------------                    =========      =========      =========       =========          =========

For the year 1998:
      Deducted from Receivables:
      --------------------------
            Uncollectible accounts         $    6,834     $    9,166     $        9      $   (2,407)        $   13,602
                                            =========      =========      =========       =========          =========
      Deducted from Inventories:
      --------------------------
            Inventory valuations           $    3,687     $    6,871     $      (30)     $   (4,751)        $    5,777
                                            =========      =========      =========       =========          =========
      Other Reorganization and
      ------------------------
      Valuation Reserves                   $    3,102     $   16,423     $       93      $    5,698(3)      $   25,316
      ------------------                    =========      =========      =========       =========          =========

For the year 1997:
      Deducted from Receivables:
      --------------------------
            Uncollectible accounts         $    8,549     $    1,916     $     (188)     $   (3,443)        $    6,834
                                            =========      =========      =========       =========          =========
      Deducted from Inventories:
      --------------------------
            Inventory valuations           $    5,381     $    1,645     $     (129)     $   (3,210)        $    3,687
                                            =========      =========      =========       =========          =========
      Other Reorganization and
      ------------------------
      Valuation Reserves                   $    2,300     $    3,232     $      (86)     $   (2,344)        $    3,102
      ------------------                    =========      =========      =========       =========          =========

(1)      Amounts charged to valuation account during the year.

(2) Includes $5,942 of charges against the opening balance sheet reorganization reserves of Faber Prest acquired in 1998.

(3) Includes $12,328 increase due to opening balance sheet reorganization reserves for companies acquired in 1998.

(a)  3.  Listing of Exhibits Filed with Form 10-K:


Exhibit
Number                   Data Required                                                Location in 10-K
------                   -------------                                                ----------------
3(a)             Articles of Incorporation as                                         Exhibit volume, 1990 10-K
                    amended April 24, 1990

3(b)             Certificate of Amendment of                                          Exhibit volume, 1999 10-K
                    Articles of Incorporation filed
                    June 3, 1997

3(c)             Certificate of Designation filed                                     Exhibit volume, 1997 10-K
                    September 25, 1997

3(d)             By-laws as amended April 25, 1990                                    Exhibit volume, 1990 10-K

4(a)             Harsco Corporation Rights  Agreement dated as                        Incorporated by reference to Form
                    of September 28, 1997, with Chase Mellon                             8-A, filed September 26, 1997
                    Shareholder Services L.L.C.

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

10(l)            1995 Executive Incentive Compensation                                Proxy Statement dated March 22, 1995
                 Plan                                                                 on Exhibit A pages A-1 through A-12

Exhibit
Number                       Data Required                                            Location in 10-K
------                       -------------                                            ----------------
10(m)            Authorization, Terms and Conditions of                               Exhibit volume, 1998 10-K
                    the Annual Incentive Awards, as
                    amended and Restated January 1,
                    1999, under the 1995 Executive Incentive
                    Compensation Plan

                 Employment Agreements -

10(n)            D. C. Hathaway                                                       Exhibit volume, 1989 10-K
                                                                                         Uniform agreement, the same as
                                                                                         shown for J. J. Burdge
  "              L. A. Campanaro                                                            "              "
  "              P. C. Coppock                                                              "              "
  "              S. D. Fazzolari                                                            "              "
  "              R. W. Kaplan                                                               "              "

10(o)            Special Supplemental Retirement                                      Exhibit Volume, 1988 10-K
                    Benefit  Agreement for
                    D. C. Hathaway

                 Director Indemnity Agreements -

10(p)            R. F. Nation                                                         Exhibit volume, 1989 10-K
                                                                                         Uniform agreement, same as
                                                                                         shown for J. J. Burdge
  "              A. J. Sordoni, III                                                         "              "
  "              R. C. Wilburn                                                              "              "
  "              D. C. Hathaway                                                             "              "
  "              J. I. Scheiner                                                             "              "
  "              C. F. Scanlan                                                              "              "
  "              J. J. Jasinowski                                                           "              "
  "              J. P. Viviano                                                              "              "

(a)      3. Listing of Exhibits Filed with Form 10-K (continued):


Exhibit
Number                       Data Required                                            Location in 10-K
------                       -------------                                            ----------------
10(q)            Harsco Corporation Deferred                                          Exhibit volume, 1994 10-K
                    Compensation Plan for
                    Non-Employee Directors

10(r)            Harsco Corporation 1995 Non-Employee                                 Proxy Statement dated
                    Directors' Stock Plan                                                March 22, 1995 on Exhibit B
                                                                                         pages B-1 through B-6

12               Computation of Ratios of                                             Exhibit volume, 1999 10-K
                    Earnings to Fixed Charges

21               Subsidiaries of the Registrant                                       Exhibit volume, 1999 10-K

23               Consent of Independent Accountants                                   Exhibit volume, 1999 10-K

27               Financial Data Schedule                                              Exhibit volume, 1999 10-K

Exhibits other than those listed above are omitted for the reason that they are either not applicable or not material.

The foregoing Exhibits are available from the Secretary of the Company upon receipt of a fee of $10 to cover the Company's reasonable cost of providing copies of such Exhibits.

(b)  Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HARSCO CORPORATION

Date     3-16-00                          By  /S/  Salvatore D. Fazzolari
     -----------------------------            ----------------------------------
                                          Salvatore D. Fazzolari
                                          Senior Vice President, Chief Financial
                                          Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                       CAPACITY                              DATE
/S/      Derek C. Hathaway                      Chairman and Chief                         3-16-00
------------------------------------            Executive Officer                     --------------------
         (Derek C. Hathaway)

/S/      Leonard A. Campanaro                   President, Chief Operating                 3-16-00
------------------------------------            Officer and Director                  --------------------
         (Leonard A. Campanaro)

/S/      Salvatore D. Fazzolari                 Senior Vice President, Chief               3-16-00
------------------------------------            Financial Officer and Treasurer       --------------------
         (Salvatore D. Fazzolari)               (Principal Financial Officer)


/S/      Stephen J. Schnoor                     Vice President and Controller              3-16-00
------------------------------------            (Principal Accounting Officer)        --------------------
         (Stephen J. Schnoor)

/S/      Jerry J. Jasinowski                    Director                                   3-16-00
------------------------------------                                                  --------------------
         (Jerry J. Jasinowski)

/S/      Robert F. Nation                       Director                                   3-16-00
------------------------------------                                                  --------------------
         (Robert F. Nation)

/S/      Carolyn F. Scanlan                     Director                                   3-16-00
------------------------------------                                                  --------------------
         (Carolyn F. Scanlan)

/S/      James I. Scheiner                      Director                                   3-16-00
------------------------------------                                                  --------------------
         (James I. Scheiner)

/S/      Andrew J. Sordoni III                  Director                                   3-16-00
------------------------------------                                                  --------------------
         (Andrew J. Sordoni III)

/S/      Joseph P. Viviano                      Director                                   3-16-00
------------------------------------                                                  --------------------
         (Joseph P. Viviano)

/S/      Dr. Robert C. Wilburn                  Director                                   3-16-00
------------------------------------                                                  --------------------
         (Dr. Robert C. Wilburn)

HARSCO CORPORATION FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

Item 14(a) 3. Exhibits


Exhibit                                                                          Document
Number                                                                           Pages
------                                                                           --------
3(b)             Certificate of Amendment of
                   Articles of Incorporation filed
                   June 3, 1997                                                    1 - 2

12               Computation of Ratios of Earnings
                   to Fixed Charges                                                  1

21               Subsidiaries of the Registrant                                    1 - 4

23               Consent of Independent Accountants                                  1

27               Financial Data Schedule                                             1