Form 10-Q
period 2000-03-31
HARSCO CORP
filed 2000-05-08
CIK 45876

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000
                                                 --------------

                                       OR

           [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-3970
                                                ------

                               HARSCO CORPORATION
             (Exact name of registrant as specified in its charter)

                    Delaware                                       23-1483991
------------------------------------------------------------------------------------------
            (State of incorporation)                  (I.R.S. Employer Identification No.)

             Camp Hill, Pennsylvania                               17001-8888
------------------------------------------------------------------------------------------
    (Address of principal executive offices)                       (Zip Code)

Registrant's Telephone Number                     (717) 763-7064
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

YES [X]         NO [ ]

 Title of Each Class                     Outstanding Shares at March 31, 2000
-------------------                     ------------------------------------
Common Stock Par Value $1.25                          39,942,800
Preferred Stock Purchase Rights                       39,942,800

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)


                                                                    THREE MONTHS ENDED
                                                                          MARCH 31
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                            2000             1999
-----------------------------------------------------------------------------------------
REVENUES:
     Service sales                                             $ 230,859        $ 200,221
     Product sales                                               218,276          204,410
     Other                                                           353              461
-----------------------------------------------------------------------------------------
        TOTAL REVENUES                                           449,488          405,092
=========================================================================================

COSTS AND EXPENSES:

     Cost of services sold                                       178,704          155,295
     Cost of products sold                                       175,796          163,465
     Selling, general, and administrative expenses                53,794           52,795
     Research and development expenses                             1,647            1,650
     Other expense                                                   374            1,412
-----------------------------------------------------------------------------------------
        TOTAL COSTS AND EXPENSES                                 410,315          374,617
=========================================================================================

        OPERATING INCOME                                          39,173           30,475

Interest income                                                    1,188            1,089
Interest expense                                                  (7,490)          (6,213)
-----------------------------------------------------------------------------------------
        INCOME BEFORE INCOME TAXES AND MINORITY INTEREST          32,871           25,351

Provision for income taxes                                        11,505            9,253
-----------------------------------------------------------------------------------------

        INCOME BEFORE MINORITY INTEREST                           21,366           16,098

Minority interest in net income                                    1,164            1,299
-----------------------------------------------------------------------------------------

NET INCOME                                                     $  20,202        $  14,799
=========================================================================================

Average shares of common stock outstanding                        40,015           41,629

=========================================================================================
BASIC EARNINGS PER COMMON SHARE                                $     .50        $     .36
=========================================================================================

Diluted average shares of common stock outstanding                40,085           41,745

-----------------------------------------------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE                              $     .50        $     .35
=========================================================================================

CASH DIVIDENDS DECLARED PER COMMON SHARE                       $    .235        $    .225

See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Continued)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                                    MARCH 31       DECEMBER 31
(IN THOUSANDS)                                                       2000             1999
---------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                 $    45,848        $    51,266
     Receivables, less allowance for doubtful accounts of
         $12,035 in 2000 and $13,339 in 1999                       335,221            331,123
     Inventories                                                   175,998            172,198
     Other current assets                                           58,525             58,368
---------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                      615,592            612,955
---------------------------------------------------------------------------------------------
Property, plant and equipment, at cost                           1,509,560          1,499,823
Allowance for depreciation                                         839,747            828,277
---------------------------------------------------------------------------------------------
                                                                   669,813            671,546
Cost in excess of net assets of businesses acquired, net           252,063            258,698
Other assets                                                       118,373            116,624
---------------------------------------------------------------------------------------------
         TOTAL ASSETS                                          $ 1,655,841        $ 1,659,823
=============================================================================================

LIABILITIES
CURRENT LIABILITIES:

     Notes payable and current maturities                      $    39,520        $    36,607
     Accounts payable                                              120,033            132,394
     Accrued compensation                                           40,429             46,615
     Income taxes                                                   46,527             44,154
     Other current liabilities                                     155,873            170,746
---------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                 402,382            430,516
---------------------------------------------------------------------------------------------
Long-term debt                                                     449,500            418,504
Deferred income taxes                                               55,255             52,932
Other liabilities                                                   98,901            107,750
---------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                       1,006,038          1,009,702
---------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Common stock and additional paid-in capital                        171,286            170,878
Accumulated other comprehensive income (expense)                   (88,165)           (80,538)
Retained earnings                                                1,166,397          1,155,586
Treasury stock                                                    (599,715)          (595,805)
---------------------------------------------------------------------------------------------
         TOTAL SHAREHOLDERS' EQUITY                                649,803            650,121
---------------------------------------------------------------------------------------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 1,655,841        $ 1,659,823
=============================================================================================

See accompanying notes to consolidated financial statements

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Continued)

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                          THREE MONTHS ENDED
                                                                                                MARCH 31
(IN THOUSANDS)                                                                          2000             1999
================================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                                          $ 20,202        $ 14,799
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation                                                                    31,883          29,219
         Amortization                                                                     3,350           3,163
         Equity in income of unconsolidated entities                                       (150)           (350)
         Dividends or distributions from unconsolidated entities                              -             377
         Deferred income taxes                                                            1,859          (1,032)
         Other, net                                                                         864           1,068
         Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
               Accounts receivable                                                       (6,901)         (2,398)
               Inventories                                                               (6,117)         (2,565)
               Accounts payable                                                          (7,887)        (18,683)
               Disbursements related to discontinued defense business                      (227)           (982)
               Other assets and liabilities                                             (19,393)        (11,273)
---------------------------------------------------------------------------------------------------------------

         NET CASH PROVIDED BY OPERATING ACTIVITIES                                       17,483          11,343
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                           (39,207)        (34,195)
   Purchase of business, net of cash acquired                                            (9,502)         (2,903)
   Proceeds from sale of business                                                         3,743           8,502
   Other investing activities                                                               915             519
---------------------------------------------------------------------------------------------------------------

         NET CASH (USED) BY INVESTING ACTIVITIES                                        (44,051)        (28,077)
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Short-term borrowings, net                                                             3,661          (7,148)
   Current maturities and long-term debt:
      Additions                                                                          34,208          84,249
      Reductions                                                                         (1,992)         (3,083)
   Cash dividends paid on common stock                                                   (9,421)         (9,479)
   Common stock issued-options                                                              265             870
   Common stock acquired for treasury                                                    (3,768)        (38,047)
   Other financing activities                                                              (748)         (1,767)
---------------------------------------------------------------------------------------------------------------

         NET CASH PROVIDED BY FINANCING ACTIVITIES                                       22,205          25,595
---------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                                  (1,055)         (1,045)
---------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                     (5,418)          7,816

Cash and cash equivalents at beginning of period                                         51,266          41,562
===============================================================================================================

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $ 45,848        $ 49,378
===============================================================================================================


See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Continued)

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                           THREE MONTHS ENDED
                                                                MARCH 31

(IN THOUSANDS)                                            2000           1999
================================================================================
Net income                                              $ 20,202        $ 14,799

Other comprehensive income (expense):

         Foreign currency translation adjustments         (7,627)        (23,545)
--------------------------------------------------------------------------------

TOTAL COMPREHENSIVE INCOME (EXPENSE)                    $ 12,575        $ (8,746)
--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Continued)

                         REVIEW OF OPERATIONS BY SEGMENT
                                   (Unaudited)

(In millions)

                                                          HARSCO GAS
                                          HARSCO MILL     AND FLUID                HARSCO          GENERAL        CONSOLIDATED
THREE MONTHS ENDED MARCH 31, 2000           SERVICES       CONTROL             INFRASTRUCTURE     CORPORATE           TOTALS
---------------------------------------------------------------------------------------------------------------------------------
   NET SALES TO UNAFFILIATED CUSTOMERS    $   191.6       $   135.3               $   122.2       $       -         $   449.1
---------------------------------------------------------------------------------------------------------------------------------

   OPERATING INCOME (LOSS)                $    20.1       $    11.1               $     8.8       $    (0.8)        $    39.2
   INTEREST INCOME                              1.1             0.1                       -               -               1.2
   INTEREST EXPENSE                            (2.1)           (1.0)                   (1.8)           (2.6)             (7.5)
   INCOME TAX (EXPENSE) BENEFIT                (6.7)           (3.8)                   (2.4)            1.4             (11.5)
   MINORITY INTEREST IN NET (INCOME)           (1.2)              -                       -               -              (1.2)
---------------------------------------------------------------------------------------------------------------------------------

   SEGMENT NET INCOME (LOSS)              $    11.2       $     6.4               $     4.6       $    (2.0)        $    20.2
=================================================================================================================================


                                                           HARSCO GAS
                                           HARSCO MILL     AND FLUID               HARSCO            GENERAL       CONSOLIDATED
THREE MONTHS ENDED MARCH 31, 1999           SERVICES        CONTROL            INFRASTRUCTURE       CORPORATE         TOTALS
---------------------------------------------------------------------------------------------------------------------------------

   Net sales to unaffiliated customers    $   173.1       $    134.1              $    97.4          $       -      $   404.6
---------------------------------------------------------------------------------------------------------------------------------

   Operating income (loss)                $    16.5       $      8.0              $     6.3          $    (0.3)     $    30.5
   Interest income                              0.9                -                    0.1                0.1            1.1
   Interest expense                            (2.8)            (1.4)                  (1.4)              (0.6)          (6.2)
   Income tax expense                          (4.7)            (2.2)                  (1.8)              (0.6)          (9.3)
   Minority interest in net (income) loss      (1.4)             0.1                      -                  -           (1.3)
---------------------------------------------------------------------------------------------------------------------------------

   Segment net income (loss)              $     8.5       $      4.5              $     3.2          $    (1.4)     $    14.8
=================================================================================================================================


See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories consist of:


                                                                                                      MARCH 31     December 31
(in thousands)                                                                                          2000           1999
------------------------------------------------------------------------------------------------------------------------------
Finished goods                                                                                      $ 44,148       $ 37,715
Work-in-process                                                                                       36,983         37,198
Raw materials and purchased parts                                                                     74,417         76,911
Stores and supplies                                                                                   20,450         20,374
------------------------------------------------------------------------------------------------------------------------------

                                                                                                    $175,998       $172,198
==============================================================================================================================


-------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES

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

The settlement does not resolve the claim by the Internal Revenue Service ("IRS") that, contrary to the Company's position, certain cargo truck models sold by the Company should be considered to have gross vehicle weights in excess of the 33,000 pound threshold under FET law, are not entitled to an exemption from FET under any other theory, and therefore are taxable. In 1999, the IRS assessed an increase in FET of $30.4 million plus penalties of $9.9 million and applicable interest currently estimated to be $47.3 million. In October 1999, the Company posted an $80 million bond required as security by the IRS. This increase in FET takes into account offsetting credits of $9.2 million, based on a partial allowance of the Company's $31.9 million claim that certain truck components are exempt from FET. The IRS

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Continued)

-------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (CONTINUED)

disallowed in full the Company's additional claim that it is entitled to the entire $52 million of FET (plus applicable interest currently estimated by the Company to be $43.1 million) the Company has paid on the five-ton trucks, on the grounds that such trucks qualify for the FET exemption applicable to certain vehicles specially designed for the primary function of off-highway transportation. In the event that the Company ultimately receives from the IRS a refund of tax (including applicable interest) with respect to which the Company has already received reimbursement from the Army, the refund would be allocated between the Company and the Army. The Company plans to vigorously contest the IRS assessment in the U.S. Court of Federal Claims. Although there is risk of an adverse outcome, both the Company and the Army believe that the cargo trucks are not taxable. No recognition has been given in the accompanying financial statements for the Company's claims with the IRS.

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

Under the settlement, the Army agreed that if the cargo trucks are determined to be taxable, the 1993 decision of the Armed Services Board of Contract Appeals (which ruled that the Company is entitled to a price adjustment to the contract for reimbursement of FET paid on vehicles that were to be delivered after October 1, 1988) will apply to the question of the Company's right to reimbursement from the Army for after-imposed taxes on the cargo trucks. In the Company's view, application of the 1993 decision will favorably resolve the principal issues regarding any such future claim by the Company. Therefore, the Company believes that even if the cargo trucks are ultimately held to be taxable, the Army would be obligated to reimburse the Company for a majority of the tax, (but not interest or penalty, if any), resulting in a net maximum liability for the Company of $5.8 million plus penalties and applicable interest currently estimated to be $9.9 million and $47.3 million, respectively. The Company believes it is unlikely that resolution of this matter will have a material adverse effect on the Company's financial position, however, it could have a material effect on quarterly or annual results of operations.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

The settlement, which is subject to acceptance by the U.S. District Court, ends the Government's investigation and releases Harsco and BMY from further liability for the issues under investigation. Harsco will charge the payment against an existing reserve, resulting in no charge to the Company's earnings. Based on the terms of the settlement, the Company expects to pay the $11 million by the third quarter of 2000, following the Court's entry of judgment.

CONTINUING OPERATIONS - CONTINGENCIES

ENVIRONMENTAL

The Company is involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites. While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company. The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Consolidated Balance Sheet at March 31, 2000, and December 31, 1999 includes an accrual of $3.5 million and $3.0 million, respectively, for environmental matters. The amounts charged against pre-tax earnings related to environmental matters totaled $0.8 million for the first three months of 2000, and $0.1 million for the first three months of 1999.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Continued)

-------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (CONTINUED)

In the first quarter of 2000 the U.S. Environmental Protection Agency issued a Notice of Violation to the Company for violations of the Clean Air Act arising from slag dust emissions at one of the Company's mill services locations. The Agency is seeking abatement of dust emissions at the site and has advised that it is seeking financial penalties which exceed $100,000. The Company is cooperating with the mill and the Agency to abate the dust emissions and is in settlement discussions with the Agency.

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

OFF BALANCE SHEET RISK

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

The Company enters into forward foreign exchange contracts to hedge transactions of its non-U.S. subsidiaries, for firm commitments to purchase equipment and for export sales denominated in foreign currencies. These contracts generally are for 90 to 180 days or less. For those contracts that hedge an identifiable transaction, gains or losses are deferred and accounted for as part of the underlying transactions. The cash flows from these contracts are classified consistent with the cash flows from the transaction being hedged. The Company also enters into forward exchange contracts for intercompany foreign currency commitments. These foreign exchange contracts do not qualify as hedges, therefore, gains and losses are recognized in income based on fair market value. As of March 31, 2000, the total of all forward exchange contracts amounted to $3.1 million with a favorable mark-to-market fluctuation of twelve thousand dollars.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Continued)

RECONCILIATION OF BASIC AND DILUTED SHARES

                                              THREE MONTHS ENDED MARCH 31
(Dollars in thousands except per share)         2000               1999
-------------------------------------------------------------------------

Net income                                  $    20,202       $    14,799
                                            ===========       ===========

Average shares of common stock
         outstanding used to compute
         basic earnings per common
         share                               40,014,882        41,629,301

Additional common shares to be
         issued assuming exercise of
         stock options, net of shares
         assumed reacquired                      70,213           115,366
                                            -----------       -----------

Shares used to compute dilutive
         effect of stock options             40,085,095        41,744,667
                                            ===========       ===========

Basic earnings per common share             $       .50       $       .36
                                            ===========       ===========

Diluted earnings per common share           $       .50       $       .35
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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY

The change in the Company's financial position and liquidity is summarized as follows:

                                        MARCH 31    DECEMBER 31    INCREASE/
(DOLLARS ARE IN MILLIONS)                2000         1999         (DECREASE)
---------------------------------------------------------------------------

Current assets                           615.6      $    612.9      $   2.7
Current liabilities                      402.4           430.5        (28.1)
---------------------------------------------------------------------------
Working capital                          213.2      $    182.4      $  30.8

Current ratio                            1.5:1           1.4:1
===========================================================================


Notes payable and
   current maturities               $     39.5      $     36.6      $   2.9
Long-term debt                           449.5           418.5         31.0
---------------------------------------------------------------------------
Total debt                               489.0           455.1      $  33.9
Total equity                             649.8           650.1         (0.3)
---------------------------------------------------------------------------
Total capital                       $  1,138.8      $  1,105.2      $  33.6
Total debt to
   total capital                          42.9%           41.2%
===========================================================================

The improvement in the Company's working capital position and current ratio during the first three months of 2000 was due principally to a reduction in current liabilities of $28.1 million. The largest reduction within current liabilities was a $12.4 million decrease in accounts payable. Other current liabilities also decreased by $14.9 million which included a $7.2 million reduction in accrued liabilities and a $2.8 million reduction in advances on contracts.

The Company is continuing its strategic focus on the reduction of capital employed including inventory and receivable levels. As a result of this focus, the Company showed improvements in its inventory and accounts receivable turnover ratios from 9.1 to 10.1 and 5.4 to 5.6, respectively, from the first quarter of 1999 to the first quarter of 2000.

Long-term debt increased in the first quarter of 2000 principally as a result of capital expenditures (investments), and to a lesser extent, an acquisition and share repurchases. Capital investments for the first quarter of 2000 were $39.2 million. Investments were made for new mill services contracts and other business growth initiatives, new processes, and for productivity improvements. The capital investments, acquisition, share repurchases and cash dividends, paid at the same or increased rates for the 199th consecutive quarter in February 2000, demonstrate the Company's continued commitment to creating value through strategic investments and return of capital to shareholders.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)





                              FOR THE PERIOD                 FOR THE YEAR ENDED DECEMBER 31
Cash Utilization:             ENDED MARCH 31    --------------------------------------------------------------
(In millions)                     2000          1999         1998          1997          1996        1995
--------------------------------------------------------------------------------------------------------------
Capital investments           $ 39.2            $175.2       $159.8        $143.4        $150.3      $113.9
Strategic acquisitions           9.5              48.9        158.3           8.5          21.1         4.1
Share repurchases                3.8              71.9        169.3         113.2          30.7        14.1
Cash dividends                   9.4              37.0         40.3          39.1          37.9        37.4
--------------------------------------------------------------------------------------------------------------
Total                         $ 61.9            $333.0       $527.7        $304.2        $240.0      $169.5
==============================================================================================================


The Company's debt as a percent of total capital increased as a result of greater debt and a decrease in equity capital principally due to $7.6 million of foreign currency translation adjustments. The foreign currency translation adjustments are principally due to a 5% decrease in the translated value of the euro and a 7% decrease in the South African rand from December 31, 1999 to March 31, 2000.

First Quarter Financial Statistics               FOR THE PERIOD         FOR THE PERIOD
                                                 ENDED MARCH 31         ENDED MARCH 31
                                                      2000                   1999
--------------------------------------------------------------------------------------
Harsco stock price high-low                      $31.63 - $24.00         $33 - $25

Annualized return on average equity              12.4%                    9.2%
Annualized return on average assets               9.8%                    7.9%
Annualized return on average capital              8.9%                    7.1%

Higher annualized returns on average equity, assets, and capital are due principally to increased income in the first three months of 2000 compared with the first three months of 1999. The Company's book value per share increased to $16.27 per share at March 31, 2000 from $16.22 at December 31, 1999 due to share repurchases which reduced the amount of outstanding shares.

                                                 FOR THE PERIOD        FOR THE PERIOD
                                                 ENDED MARCH 31        ENDED MARCH 31
(In millions)                                         2000                  1999
--------------------------------------------------------------------------------------
Net cash provided by operations:                      $17.5                 $11.3

Operating cash flows were $17.5 million in the first quarter of 2000 compared with $11.3 million in the first quarter of 1999. The increase in cash from operating activities was due principally to greater income in the first three months of 2000 compared with the first three months of 1999.

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


Company has a three billion Belgian franc commercial paper program, equivalent to approximately U.S. $71 million at March 31, 2000. The Belgian program provides the capacity for the Company to borrow euros to fund its European operations more efficiently. The Company limits the aggregate commercial paper and syndicated credit facility borrowings at any one time to a maximum $400 million. At March 31, 2000, the Company had $234.4 million of U.S. commercial paper debt outstanding, and $30.6 million of commercial paper debt outstanding under the Belgian program.

The Company has available through a syndicate of banks a $400 million multi-currency five-year revolving credit facility, extending through July 2001. This facility serves as back-up to the Company's U.S. commercial paper program. As of March 31, 2000 there were no borrowings outstanding under this facility.

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

As supported by the above, the Company's financial position and debt capacity should enable it to meet its current and future requirements. As additional resources are needed, the Company should be able to obtain funds readily and at competitive costs. The Company is positioned to continue to invest in strategic acquisitions, selective high return capital investments, and to issue cash dividends as means to enhance shareholder value. The Company intends to use future discretionary cash flow principally for debt reduction and strategic acquisitions, with additional shares being acquired from time to time.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)

RESULTS OF OPERATIONS
FIRST QUARTER OF 2000 COMPARED WITH FIRST QUARTER OF 1999


                                                                                 AMOUNT       PERCENT
(DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE)           2000           1999       INCREASE     INCREASE
-------------------------------------------       ----------     ----------     --------     --------
Revenues                                          $    449.5     $    405.1     $   44.4       11%
Operating income                                        39.2           30.5          8.7       29%
Net income                                              20.2           14.8          5.4       36%
Basic earnings per common share                          .50            .36          .14       39%
Diluted earnings per common share                        .50            .35          .15       43%

SUMMARY ANALYSIS OF RESULTS

All three operating segments contributed to significant improvements in sales, operating income and operating profit margins. Results improved despite the negative impact on sales and earnings of the foreign currency translation effect of the strong U.S. dollar.

Increased sales and income were due in part to increased demand for mill services resulting from improved conditions in the steel industry. This is evidenced by increased steel production and capacity utilization for many mills in the United States. Steel production also increased in several other countries where the Company conducts business. In addition, increased demand for services and products in the non-residential construction market as well as the industrial gas and oil markets favorably affected sales and income.

Sales and income for the first quarter of 2000 also benefited from the results of the Pandrol Jackson acquisition in the Infrastructure Segment in the fourth quarter of 1999.

COMPARATIVE ANALYSIS OF CONSOLIDATED RESULTS

REVENUES

Revenues for the first quarter of 2000 were significantly above the comparable period in 1999. The improvement results from increased demand for services and products in principally the steel, oil and gas and non-residential construction markets. Sales of an acquired company, net of dispositions of non-core businesses, also contributed to the increase in sales. Excluding the unfavorable foreign exchange translation effect of the strengthening U.S. dollar, particularly relative to the euro, revenues increased by more than 12%.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)


COST OF SALES AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Cost of services and products sold increased proportionately with the increase in total revenues. Selling, general and administrative expenses increased slightly, but at a significantly lower rate than the increase in total revenues due to the Company's continuing cost reduction, process improvement and reorganization efforts. The increase in selling, general and administrative expenses was due principally to higher compensation costs related to an acquired company and employee annual salary increases.

INTEREST EXPENSE
Interest expense was higher than last year's comparable period due to additional borrowings as a result of increased capital expenditures (investments), and to a lesser extent, acquisitions and share repurchases.

OPERATING INCOME
As a result of factors disclosed in previous sections, operating income increased.

PROVISION FOR INCOME TAXES
The effective income tax rate for the first quarter of 2000 was 35% versus 36.5% for the comparable period in 1999. The reduction in the income tax rate is due principally to lower effective income tax rates on international earnings.

NET INCOME AND EARNINGS PER SHARE
Net income of $20.2 million was significantly above 1999 due to the factors previously disclosed. Basic earnings per common share were $.50, significantly above $.36 in 1999. Diluted earnings per common share were $.50, significantly above $.35 in 1999.

SEGMENT ANALYSIS

HARSCO MILL SERVICES SEGMENT





                                                                      AMOUNT      PERCENT
(DOLLARS ARE IN MILLIONS)                    2000          1999      INCREASE    INCREASE
------------------------                  ---------     ---------    --------    --------
Sales                                     $   191.6     $   173.1     $  18.5       11%

Operating income                               20.1          16.5         3.6       22%

Segment net income                             11.2           8.5         2.7       32%


                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)


First quarter sales of the Harsco Mill Services Segment were significantly above last year's comparable period. Sales increased despite the unfavorable effect of foreign exchange translation and the disposition of a non-core business. Increased demand for services resulted from improved domestic steel production levels and capacity utilization. Additionally, steel production levels and the demand for mill services increased at certain international locations. Excluding the unfavorable foreign exchange translation effect of the strengthening U.S. dollar, particularly relative to the euro, and the disposition of a non-core business, sales increased by 16%.

Operating income of the Harsco Mill Services Segment was significantly above 1999. The increase reflected the improved operating environment for mill services, as well as the favorable effects of continuous process improvement programs and reorganization efforts. On a comparative basis, 1999 included a large foreign currency transaction gain in Brazil.

Net income of the Harsco Mill Services Segment was also significantly above 1999. The increase reflects the conditions previously discussed.



HARSCO GAS AND FLUID CONTROL SEGMENT
                                                                                                      AMOUNT        PERCENT
(DOLLARS ARE IN MILLIONS)                                                  2000          1999        INCREASE      INCREASE
-------------------------                                               ----------    -----------    ---------     ---------
Sales                                                                   $   135.3     $   134.1       $  1.2              1%

Operating income                                                             11.1           8.0          3.1             39%

Segment net income                                                            6.4           4.5          1.9             42%

First quarter sales of the Harsco Gas and Fluid Control Segment were slightly above 1999. This included the unfavorable effect of lower sales of process equipment due in part to the disposition of non-core businesses. Increased sales of gas control and containment equipment, as well as industrial fittings reflected increased demand in the industrial gas and oil markets. Excluding the unfavorable effect of dispositions of non-core businesses, sales increased by 4%.

Operating income of the Harsco Gas and Fluid Control Segment was significantly above 1999 due principally to increased demand in the industrial gas and oil industries and the favorable effects of reorganization efforts. The increase in income also includes a $1.3 million pre-tax gain due to the sale of a non-core business that was partially offset by a $0.8 million valuation provision related to the write-down of assets held for disposal.

Net income of the Harsco Gas and Fluid Control Segment was also significantly above 1999. The increase reflects the conditions previously discussed.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)



HARSCO INFRASTRUCTURE SEGMENT

                                                                       AMOUNT     PERCENT
(DOLLARS ARE IN MILLIONS)                    2000          1999       INCREASE    INCREASE
-----------------------------------       ---------     ---------     --------    --------
Sales                                     $   122.2     $    97.4     $  24.8       25%

Operating income                                8.8           6.3         2.5       40%

Segment net income                              4.6           3.2         1.4       44%

First quarter sales of the Harsco Infrastructure Segment were significantly above last year's comparable period due to increased sales of railway maintenance-of-way contract services and equipment; scaffolding, shoring, and forming services; and grating products. The continuing improvement in non-residential construction activity was a primary reason for increased sales of scaffolding, shoring and forming services and grating products. Improvement in this industry was not significantly adversely affected by the gradually increasing interest rates. The significant increase in sales of railway maintenance-of-way services and equipment includes the effect of the Pandrol Jackson acquisition in the fourth quarter of 1999.

Operating income of the Harsco Infrastructure Segment increased significantly. The improvement reflects increased sales and the favorable effects of reorganization efforts.

Net income of the Harsco Infrastructure Segment also increased significantly reflecting the conditions previously discussed.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)



SERVICES AND ENGINEERED PRODUCTS ANALYSIS

The company is committed towards increasing its presence and strategic growth in services-related businesses. To further those ambitions, the company has committed substantial capital investments in those businesses. These investments, principally in mill services; scaffolding, forming and shoring services; and railway maintenance-of-way services have contributed to higher levels of sales and income for the businesses.

(DOLLARS ARE IN MILLIONS)                        2000                    1999
-------------------------------------------------------------------------------------
                                           AMOUNT     PERCENT      AMOUNT     PERCENT
                                           ------     -------     --------    -------
SALES
-----
Services                                  $  230.8      51%       $  200.2      49%

Engineered products                          218.3      49%          204.4      51
                                          --------     ---        --------     ---

     Total sales                          $  449.1     100%       $  404.6     100%
                                          ========     ===        ========     ===

OPERATING INCOME
----------------
Services                                  $   23.1      58%       $   17.6      57%

Engineered products                           16.9      42%           13.2      43
                                          --------     ---        --------     ---

     Total segment operating income       $   40.0     100%       $   30.8     100%
                                          ========     ===        ========     ===

EBITDA*
------
Services                                  $   50.1      67%       $   42.7      68%

Engineered products                           24.8      33%           20.1      32%
                                          --------     ---        --------     ---

     Total segment EBITDA                 $   74.9     100%       $   62.8     100%
                                          ========     ===        ========     ===

* Earnings before interest, income taxes, minority interest, depreciation and amortization (EBITDA) is not a measure of performance under generally accepted accounting principles, however, the Company and the investment community consider it an important calculation.

First quarter 2000 sales, operating income and EBITDA for both services and engineered products increased substantially from the comparable period in 1999. The increases reflect improved economic conditions in markets served by the company and the favorable effects of cost reductions, process improvements and reorganization efforts.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd.)


YEAR 2000 READINESS

The Company has taken steps to assure that its operations are not adversely impacted by potential Year 2000 computer failures. The Company's Year 2000 readiness process has been completed for information technology and non-information technology systems. Additionally, Year 2000 readiness assessments have been completed of critical third parties including significant business partners, suppliers, and major customers. As of March 31, 2000, no mission critical third parties have indicated that they are not Year 2000 ready.

Through April 30, 2000 the Company has not experienced any material Year 2000 failures.

As of March 31, 2000, the Company has incurred approximately $3.3 million in cumulative Year 2000 readiness costs. The Company does not expect to incur additional Year 2000 readiness costs unless a material Year 2000 failure occurs.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to foreign currency risk in its international operations. The Company conducts business in over thirty foreign countries and approximately 36%, 37% and 36% of the Company's net revenues for the years ended December 31, 1999, 1998 and 1997, respectively, were derived from the Company's operations outside the United States. The risk of foreign currency exposure is currency volatility, such as the 1999 foreign exchange fluctuations experienced in Brazil and the decline of the euro. Such exposures may result in reduced sales, income, and cash flows. The situations in Brazil and Europe are not expected to have a material adverse impact on the Company's financial position or results of operations. However, these and similar risks could result in a material impact on the Company's financial position or results of operations in the future.

To illustrate the recent effect of foreign currency exchange rate changes due to the strengthening of the U.S. dollar, in the first three months of 2000 sales would have been 1.2 percent greater using the average exchange rates for the first three months of 1999. A similar comparison for the year 1999, shows that sales would have increased 2.5 percent, if the average exchange rates for 1999 would have been the same as in 1998.

The Company seeks to reduce exposures to foreign currency fluctuations, through the use of forward exchange contracts. At March 31, 2000, these contracts amounted to $3.1 million and all mature within 2000. The Company does not hold or issue financial instruments for trading purposes, and it is the Company's policy to prohibit the use of derivatives for speculative purposes.

Also, the Company's cash flows and earnings are subject to changes in interest rates. Total debt of $489.0 million as of March 31, 2000 was approximately 33% at fixed rates of interest. The weighted average interest rate of total debt was approximately 5.9%. At current debt levels, a one percentage increase in interest rates would increase interest expense by approximately $3.3 million per year.

The Company is also exposed to risks related to changing economic conditions and their effect on the markets it serves and on the Company's supply chain, and related costs. As an example, in 1998 and early 1999 the worldwide steel industry experienced selling price reductions and production curtailments at many steel producers, particularly in the United States. The United States steel industry was unfavorably affected by imports of low-priced foreign steel. Additionally, certain steel producers were forced to file for bankruptcy protection. The situation improved in the second half of 1999. There is a risk that the Company's future results of operations or financial condition could be adversely affected if the steel industry's problems recur. Harsco mill services segment provides services at steel mills worldwide. The future financial impact on the Company associated with the risks cannot be estimated.

On April 6, 2000, the Company agreed to invest $20 million in S3Networks, LLC, a start-up company providing internet and e-business consulting services to Fortune 1000 companies. The transaction is further described under "Item 5. - Other Information - Subsequent Event". This investment is subject to market risks inherent in any start-up company. Such risks include the ability to develop a revenue base sufficient to offset fixed expenses; the ability to hire and retain qualified employees; the ability to secure market share from established companies, etc.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information on legal proceedings is included under Part I, Item 1., the section labeled "Commitments and Contingencies."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

At the annual meeting of shareholders held on April 25, 2000 in Camp Hill, Pennsylvania, two members of the Board of Directors were reelected to terms expiring in 2003 and one member of the Board of Directors was reelected to a term expiring in 2001 under the classified Board structure enacted at the 1986 Annual Meeting. Members elected to terms expiring in 2003 include D. C. Hathaway, Chairman and Chief Executive Officer of the Company; and J. J. Jasinowski, President of the National Association of Manufacturers. R. F. Nation, retired President of Penn Harris Company, was elected to a term expiring in 2001.

The Board of Directors voting tabulation is as follows:

                                                                                 Broker
                                    For                 Withheld                No-Votes
Name                           No. of Shares          No. of Shares           No. of Shares
D. C. Hathaway                  34,795,903               443,144                    -
J. J. Jasinowski                34,809,143               429,904                    -
R. F. Nation                    34,719,470               519,577                    -

Shareholders approved the appointment of PricewaterhouseCoopers LLP, as independent accountants to audit the financial statements of the Company for the fiscal year ending December 31, 2000 by the following vote:

                                                                                 Broker
     For                          Against              Abstentions              No-Votes
No. of Shares                  No. of Shares          No. of Shares           No. of Shares
 34,922,932                       72,963                 243,152                    -

ITEM 5.  OTHER INFORMATION

DIVIDEND INFORMATION

On March 16, 2000, the Company announced that the Board of Directors declared a quarterly cash dividend of 23.5 cents per share, payable May 15, 2000, to shareholders of record on April 14, 2000.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION


SUBSEQUENT EVENT

On April 6, 2000 the Company agreed to invest $20 million for a 49 percent ownership interest in S3Networks, LLC, a start-up company providing internet and e-business infrastructure consulting services to Fortune 1000 corporations. Cash of $6 million has been invested with an additional $14 million to be paid over a period not to exceed fifteen months from the initial investment date. The investment will be accounted for under the equity method. Since the Company is the principal provider of initial capital for S3Networks, LLC, the Company will record 100% of net losses to the extent of its initial $20 million investment. However, the Company will also record 100% of subsequent net income until the entire initial investment amount is reinstated. Subsequent to reinstatement of the initial investment amount, the Company will record net income to the extent of its ownership percentage of S3Networks, LLC.

ITEM 6(a).  EXHIBITS

The following exhibits are attached:

a.)      Exhibit No. 12 Computation of Ratios of Earnings to Fixed Charges.

b.)      Exhibit No. 27 Financial Data Schedule

ITEM 6(b).  REPORTS ON FORM 8-K

A report on Form 8-K dated December 22, 1999 was filed on January 7, 2000 relating to an agreement with the United States Government on behalf of the Company's former BMY Combat Systems Division to settle a long-standing Government investigation into contract certifications made in the early 1990s.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    HARSCO CORPORATION
                                              -----------------------------
                                                        (Registrant)

DATE         May 5, 2000                      /S/ Salvatore D. Fazzolari
     ----------------------------             -----------------------------
                                              Salvatore D. Fazzolari
                                              Senior Vice President, Chief
                                              Financial Officer and Treasurer

DATE         May 5, 2000                      /S/ Stephen J. Schnoor
     ----------------------------             -----------------------------
                                              Stephen J. Schnoor
                                              Vice President and Controller