Form 10-Q
period 2000-06-30
HARSCO CORP
filed 2000-08-18
CIK 45876

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

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

YES  /X/      NO  / /


Title of Each Class                          Outstanding Shares at July 31, 2000
-------------------                          -----------------------------------
Common Stock Par Value $1.25                              39,972,150
Preferred Stock Purchase Rights                           39,972,150

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)



                                                           Three Months Ended         Six Months Ended
                                                                 June 30                   June 30
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                    2000         1999         2000         1999
---------------------------------------------------------------------------------------------------------
REVENUES:
    Service sales                                        $ 255,854    $ 217,776    $ 486,713    $ 417,997
    Product sales                                          201,184      212,902      419,460      417,312
    Other                                                      236          147          439          258
---------------------------------------------------------------------------------------------------------
      TOTAL REVENUES                                       457,274      430,825      906,612      835,567
---------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
    Cost of services sold                                  189,979      167,947      368,683      323,242
    Cost of products sold                                  157,571      165,226      333,367      328,691
    Selling, general, and administrative expenses           56,265       51,022      110,059      103,817
    Research and development expenses                        1,441        1,478        3,088        3,128
    Other expense (income)                                    (650)       1,309         (276)       2,721
---------------------------------------------------------------------------------------------------------
      TOTAL COSTS AND EXPENSES                             404,606      386,982      814,921      761,599
---------------------------------------------------------------------------------------------------------

      OPERATING INCOME                                      52,668       43,843       91,691       73,968

Equity in income (loss) of affiliates, net (1)                (588)         610         (438)         960
Interest income                                              1,262        1,147        2,450        2,236
Interest expense                                            (8,727)      (6,865)     (16,217)     (13,078)
---------------------------------------------------------------------------------------------------------

      INCOME BEFORE INCOME TAXES AND MINORITY INTEREST      44,615       38,735       77,486       64,086

Provision for income taxes                                  15,615       13,818       27,120       23,071
---------------------------------------------------------------------------------------------------------

      INCOME BEFORE MINORITY INTEREST                       29,000       24,917       50,366       41,015

Minority interest in net income                                769        1,094        1,933        2,393

---------------------------------------------------------------------------------------------------------
NET INCOME                                               $  28,231    $  23,823    $  48,433    $  38,622
=========================================================================================================

Average shares of common stock outstanding                  39,964       41,125       39,989       41,376

---------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER COMMON SHARE                          $     .71    $     .58    $    1.21    $     .93
=========================================================================================================

Diluted average shares of common shares outstanding         40,048       41,308       40,067       41,525

---------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE                        $     .70    $     .58    $    1.21    $     .93
=========================================================================================================

CASH DIVIDENDS DECLARED PER COMMON SHARE                 $    .235    $    .225    $     .47    $     .45


(1) Equity in income (loss) of affiliates is now separately reported. Previously, these amounts were included in operating income as other revenues. Amounts previously reported as operating income for the three months and six months ended June 30, 1999 were $44,453 and $74,928, respectively.

See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Continued)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                             JUNE 30      December 31
(IN THOUSANDS)                                                 2000           1999
-------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                              $    68,182    $    51,266
    Receivables, less allowance for doubtful accounts of
       $26,027 in 2000 and $13,339 in 1999                     435,609        331,123
    Inventories                                                231,052        172,198
    Other current assets                                        63,056         58,368
-------------------------------------------------------------------------------------
       TOTAL CURRENT ASSETS                                    797,899        612,955
-------------------------------------------------------------------------------------
Property, plant and equipment, at cost                       1,744,625      1,499,823
Allowance for depreciation                                     854,873        828,277
-------------------------------------------------------------------------------------
                                                               889,752        671,546
Cost in excess of net assets of businesses acquired, net       339,400        258,698
Other assets                                                   203,983        116,624
-------------------------------------------------------------------------------------
       TOTAL ASSETS                                        $ 2,231,034    $ 1,659,823
=====================================================================================

LIABILITIES
CURRENT LIABILITIES:
    Notes payable and current maturities                   $   260,016    $    36,607
    Accounts payable                                           229,863        132,394
    Accrued compensation                                        42,810         46,615
    Income taxes                                                48,090         44,154
    Other current liabilities                                  183,498        170,746
-------------------------------------------------------------------------------------
       TOTAL CURRENT LIABILITIES                               764,277        430,516
-------------------------------------------------------------------------------------
Long-term debt                                                 600,071        418,504
Deferred income taxes                                           91,113         52,932
Other liabilities                                              117,625        107,750
-------------------------------------------------------------------------------------
       TOTAL LIABILITIES                                     1,573,086      1,009,702
-------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Common stock and additional paid-in capital                    171,899        170,878
Accumulated other comprehensive income (expense)               (99,483)       (80,538)
Retained earnings                                            1,185,234      1,155,586
Treasury stock                                                (599,702)      (595,805)
-------------------------------------------------------------------------------------
       TOTAL SHAREHOLDERS' EQUITY                              657,948        650,121
-------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 2,231,034    $ 1,659,823
=====================================================================================


See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Continued)

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                        SIX MONTHS ENDED
                                                                            JUNE 30
(IN THOUSANDS)                                                         2000         1999
------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $  48,433    $  38,622
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                                    64,651       59,501
       Amortization                                                     6,753        6,448
       Equity in (income) loss of affiliates, net                         438         (960)
       Dividends or distributions from affiliates                         587          766
       Deferred income taxes                                            9,194        1,588
       Other, net                                                        (551)         509
       Changes in assets and liabilities, net of acquisitions
        and dispositions of businesses:
           Accounts receivable                                          4,968      (22,200)
           Inventories                                                (18,332)       2,005
           Accounts payable                                            (4,976)     (10,150)
           Disbursements related to discontinued defense business        (617)     (13,249)
           Other assets and liabilities                               (18,869)     (13,786)
------------------------------------------------------------------------------------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                       91,679       49,094
------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                         (78,046)     (73,837)
   Purchase of business, net of cash acquired                        (263,711)      (2,378)
   Proceeds from sale of business                                       9,745        8,502
   Other investing activities                                           2,503        3,607
------------------------------------------------------------------------------------------
       NET CASH (USED) BY INVESTING ACTIVITIES                       (329,509)     (64,106)
------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Short-term borrowings, net                                         268,561      (11,530)
   Current maturities and long-term debt:
     Additions                                                         59,971      121,956
     Reductions                                                       (46,212)     (21,757)
   Cash dividends paid on common stock                                (18,808)     (18,752)
   Common stock issued-options                                            853        1,296
   Common stock acquired for treasury                                  (3,768)     (42,831)
   Other financing activities                                          (3,114)      (1,767)
------------------------------------------------------------------------------------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                      257,483       26,615
------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                (2,737)        (980)
------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                              16,916       10,623

Cash and cash equivalents at beginning of period                       51,266       41,562
------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $  68,182    $  52,185
==========================================================================================


See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Continued)

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Unaudited)


                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        JUNE 30                 JUNE 30
(IN THOUSANDS)                                      2000        1999        2000        1999
----------------------------------------------------------------------------------------------

Net income                                        $ 28,231    $ 23,823    $ 48,433    $ 38,622

Other comprehensive income (expense):
       Foreign currency translation adjustments    (11,318)     (5,517)    (18,945)    (29,062)
----------------------------------------------------------------------------------------------

TOTAL COMPREHENSIVE INCOME                        $ 16,913    $ 18,306    $ 29,488    $  9,560
==============================================================================================

See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Continued)

                         REVIEW OF OPERATIONS BY SEGMENT
                                   (Unaudited)


                                                     HARSCO         HARSCO
                                                      MILL         GAS AND        HARSCO       S3NETWORKS     GENERAL   CONSOLIDATED
THREE MONTHS ENDED JUNE 30, 2000                    SERVICES   FLUID CONTROL  INFRASTRUCTURE       LLC       CORPORATE     TOTALS
------------------------------------------------------------------------------------------------------------------------------------

   NET SALES TO UNAFFILIATED CUSTOMERS               $195.2         $125.4         $136.4         $ --         $ --         $457.0
------------------------------------------------------------------------------------------------------------------------------------

   OPERATING INCOME                                  $ 27.2         $ 10.7         $ 14.5         $ --         $  0.3       $ 52.7
   EQUITY IN INCOME (LOSS) OF AFFILIATES, NET           0.3           --             --             (0.9)        --           (0.6)
   INTEREST INCOME                                      1.0           --              0.2           --           --            1.2
   INTEREST EXPENSE                                    (2.3)          (1.0)          (2.3)          --           (3.1)        (8.7)
   INCOME TAX (EXPENSE) BENEFIT                        (8.7)          (3.5)          (4.5)           0.3          0.8        (15.6)
   MINORITY INTEREST IN NET INCOME                     (0.7)          --             (0.1)          --           --           (0.8)
------------------------------------------------------------------------------------------------------------------------------------

   SEGMENT NET INCOME (LOSS)                         $ 16.8         $  6.2         $  7.8         $ (0.6)      $ (2.0)      $ 28.2
====================================================================================================================================


                                                  HARSCO        HARSCO
                                                   MILL         GAS AND         HARSCO      S3NETWORKS     GENERAL    CONSOLIDATED
THREE MONTHS ENDED JUNE 30, 1999                 SERVICES    FLUID CONTROL  INFRASTRUCTURE      LLC       CORPORATE      TOTALS
----------------------------------------------------------------------------------------------------------------------------------

   Net sales to unaffiliated customers            $182.3         $139.1         $109.3         $ --         $ --         $430.7
----------------------------------------------------------------------------------------------------------------------------------

   Operating income                               $ 19.0         $ 10.5         $ 13.8         $ --         $  0.5       $ 43.8
   Equity in income of affiliates, net (1)           0.6           --             --             --           --            0.6
   Interest income                                   1.1            0.1           --             --           --            1.2
   Interest expense                                 (2.9)          (1.3)          (1.6)          --           (1.1)        (6.9)
   Income tax (expense) benefit                     (5.6)          (3.8)          (4.5)          --            0.1        (13.8)
   Minority interest in net income                  (1.1)          --             --             --           --           (1.1)
----------------------------------------------------------------------------------------------------------------------------------

   Segment net income (loss)                      $ 11.1         $  5.5         $  7.7         $ --         $ (0.5)      $ 23.8
==================================================================================================================================


(1) Equity in income (loss) of affiliates is now separately reported. Previously, these amounts were included in operating income. Amounts previously reported as operating income for the three months ended June 30, 1999 were $19.6 million for Harsco Mill Services Segment and a consolidated total of $44.4 million. Reported operating income amounts for the other segments are unchanged.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Continued)

                         REVIEW OF OPERATIONS BY SEGMENT
                                   (Unaudited)


                                                     HARSCO        HARSCO
                                                      MILL        GAS AND         HARSCO       S3NETWORKS     GENERAL   CONSOLIDATED
SIX MONTHS ENDED JUNE 30, 2000                      SERVICES   FLUID CONTROL  INFRASTRUCTURE       LLC       CORPORATE      TOTALS
------------------------------------------------------------------------------------------------------------------------------------

   NET SALES TO UNAFFILIATED CUSTOMERS               $386.8         $260.8         $258.6         $ --         $ --         $906.2
------------------------------------------------------------------------------------------------------------------------------------

   OPERATING INCOME (LOSS)                           $ 47.0         $ 21.8         $ 23.3         $ --         $ (0.5)      $ 91.6
   EQUITY IN INCOME (LOSS) OF AFFILIATES, NET           0.5           --             --             (0.9)        --           (0.4)
   INTEREST INCOME                                      2.1            0.1            0.2           --           --            2.4
   INTEREST EXPENSE                                    (4.4)          (2.0)          (4.1)          --           (5.7)       (16.2)
   INCOME TAX (EXPENSE) BENEFIT                       (15.4)          (7.3)          (6.9)           0.3          2.2        (27.1)
   MINORITY INTEREST IN NET INCOME                     (1.8)          --             (0.1)          --           --           (1.9)
------------------------------------------------------------------------------------------------------------------------------------

   SEGMENT NET INCOME (LOSS)                         $ 28.0         $ 12.6         $ 12.4         $ (0.6)      $ (4.0)      $ 48.4
====================================================================================================================================


                                                  HARSCO         HARSCO
                                                   MILL         GAS AND         HARSCO      S3NETWORKS     GENERAL    CONSOLIDATED
SIX MONTHS ENDED JUNE 30, 1999                   SERVICES    FLUID CONTROL  INFRASTRUCTURE      LLC       CORPORATE      TOTALS
----------------------------------------------------------------------------------------------------------------------------------

   Net sales to unaffiliated customers            $355.4         $273.2         $206.7         $ --         $ --         $835.3
----------------------------------------------------------------------------------------------------------------------------------

   Operating income                               $ 35.1         $ 18.5         $ 20.1         $ --         $  0.2       $ 73.9
   Equity in income of affiliates, net (1)           1.0           --             --             --           --            1.0
   Interest income                                   2.0            0.1            0.1           --            0.1          2.3
   Interest expense                                 (5.7)          (2.7)          (3.0)          --           (1.7)       (13.1)
   Income tax (expense) benefit                    (10.3)          (6.0)          (6.3)          --           (0.5)       (23.1)
   Minority interest in net income                  (2.5)           0.1           --             --           --           (2.4)
----------------------------------------------------------------------------------------------------------------------------------

   Segment net income (loss)                      $ 19.6         $ 10.0         $ 10.9         $ --         $ (1.9)      $ 38.6
==================================================================================================================================

(1) Equity in income (loss) of affiliates is now separately reported. Previously, these amounts were included in operating income. Amounts previously reported as operating income for the six months ended June 30, 1999 were $36.1 million for Harsco Mill Services Segment and a consolidated total of $74.9 million. Reported operating income amounts for the other segments are unchanged.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Continued)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories consist of:

                                                      JUNE 30        December 31
(in thousands)                                         2000             1999
--------------------------------------------------------------------------------
Finished goods                                       $ 91,057         $ 37,715
Work-in-process                                        40,270           37,198
Raw materials and purchased parts                      79,511           76,911
Stores and supplies                                    20,214           20,374
--------------------------------------------------------------------------------

                                                     $231,052         $172,198
================================================================================

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

The settlement does not resolve the claim by the Internal Revenue Service ("IRS") that, contrary to the Company's position, certain cargo truck models sold by the Company should be considered to have gross vehicle weights in excess of the 33,000 pound threshold under FET law, are not entitled to an exemption from FET under any other theory, and therefore are taxable. In 1999, the IRS assessed an increase in FET of $30.4 million plus penalties of $10.4 million and applicable interest currently estimated to be $49.5 million. In October 1999, the Company posted an $80 million bond required as security by the IRS. This increase in FET takes into account offsetting credits of $9.2 million, based on a partial allowance of the Company's $31.9 million claim that certain truck components are exempt from FET. The IRS

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Continued)

COMMITMENTS AND CONTINGENCIES (CONTINUED)

disallowed in full the Company's additional claim that it is entitled to the entire $52 million of FET (plus applicable interest currently estimated by the Company to be $44.8 million) the Company has paid on the five-ton trucks, on the grounds that such trucks qualify for the FET exemption applicable to certain vehicles specially designed for the primary function of off-highway transportation. In the event that the Company ultimately receives from the IRS a refund of tax (including applicable interest) with respect to which the Company has already received reimbursement from the Army, the refund would be allocated between the Company and the Army. The Company plans to vigorously contest the IRS assessment in the U.S. Court of Federal Claims. Although there is risk of an adverse outcome, both the Company and the Army believe that the cargo trucks are not taxable. No recognition has been given in the accompanying financial statements for the Company's claims with the IRS.

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

Under the settlement, the Army agreed that if the cargo trucks are determined to be taxable, the 1993 decision of the Armed Services Board of Contract Appeals (which ruled that the Company is entitled to a price adjustment to the contract for reimbursement of FET paid on vehicles that were to be delivered after October 1, 1988) will apply to the question of the Company's right to reimbursement from the Army for after-imposed taxes on the cargo trucks. In the Company's view, application of the 1993 decision will favorably resolve the principal issues regarding any such future claim by the Company. Therefore, the Company believes that even if the cargo trucks are ultimately held to be taxable, the Army would be obligated to reimburse the Company for a majority of the tax, (but not interest or penalty, if any), resulting in a net maximum liability for the Company of $5.8 million plus penalties and applicable interest currently estimated to be $10.4 million and $49.5 million, respectively. The Company believes it is unlikely that resolution of this matter will have a material adverse effect on the Company's financial position, however, it could have a material effect on quarterly or annual results of operations.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Continued)


COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Government subsequently subpoenaed a number of former employees of the Company's divested defense business to testify before a grand jury and issued grand jury subpoenas to the Company for additional documents. On December 22, 1999, the Company announced that it reached agreement with the U.S. Government on behalf of its former BMY Combat Systems Division to settle the matter. Under the agreement, BMY Combat Systems pled guilty to a one-count misdemeanor relating to submitting advance payment certifications which resulted in BMY receiving a portion of the payments for the contract prematurely. In June 2000, the US District Court gave final approval to the settlement. In accordance with the settlement, Harsco paid the Government a $200,000 fine in June 2000 and in July 2000 paid the $10.8 million in damages for a total of $11 million.

The settlement ends the Government's investigation and releases Harsco and BMY from further liability for the issues under investigation. Harsco charged the payment against an existing reserve, resulting in no charge to the Company's earnings.

CONTINUING OPERATIONS - CONTINGENCIES

ENVIRONMENTAL

The Company is involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites. While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company. The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Consolidated Balance Sheet at June 30, 2000, and December 31, 1999 includes an accrual of $4.7 million and $3.0 million, respectively, for environmental matters. The increase from December 31, 1999 principally relates to environmental liabilities of acquired companies. The amounts affecting pre-tax earnings related to environmental matters totaled $1.2 million of expense for the first six months of 2000, and $0.4 million of income for the first six months of 1999.

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

The Company enters into forward foreign exchange contracts to hedge transactions of its non-U.S. subsidiaries, for firm commitments to purchase equipment and for export sales denominated in foreign currencies. These contracts generally are for 90 to 180 days or less. For those contracts that hedge an identifiable transaction, gains or losses are deferred and accounted for as part of the underlying transactions. The cash flows from these contracts are classified consistent with the cash flows from the transaction being hedged. The Company also enters into forward exchange contracts for intercompany foreign currency commitments. These foreign exchange contracts do not qualify as hedges, therefore, gains and losses are recognized in income based on fair market value. As of June 30, 2000, the total of all forward exchange contracts amounted to $5.0 million with an unfavorable mark-to-market fluctuation of $56,000.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Continued)

Reconciliation of Basic and Diluted Shares

                                                  Three Months Ended             Six Months Ended
                                                        June 30                      June 30
(In thousands, except amounts per share)         2000           1999           2000           1999
----------------------------------------------------------------------------------------------------

Net income                                      $28,231        $23,823        $48,433        $38,622
                                                =======        =======        =======        =======

Average shares of common stock
       outstanding used to compute basic
       earnings per common share                 39,964         41,125         39,989         41,376
Additional common shares to be
       issued assuming exercise of
       stock options, net of shares
       assumed reacquired                            84            183             78            149
                                                -------        -------        -------        -------
Shares used to compute dilutive
       effect of stock options                   40,048         41,308         40,067         41,525
                                                =======        =======        =======        =======
Basic earnings per common share                 $   .71        $   .58        $  1.21        $   .93
                                                =======        =======        =======        =======
Diluted earnings per common share               $   .70        $   .58        $  1.21        $   .93
                                                =======        =======        =======        =======

New Financial Accounting Standard Issued

In June 1998, the Financial Accounting Standard Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), with an amended date effective for fiscal years beginning after June 15, 2000. SFAS No. 133 was further amended by SFAS No. 138. SFAS 133 requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and, if it is, the type of hedge transaction. The Company will adopt SFAS 133 by the first quarter of 2001. Due to the Company's limited use of derivative instruments, SFAS 133 is not expected to have a material effect on the financial position or results of operations of the Company.

New Staff Accounting Bulletin Issued

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the Commission. In June 2000, the SEC issued SAB No. 101B, "Second Amendment: Revenue Recognition in Financial Statements". SAB 101B delays the implementation of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Based on a review of the Company's policies and practices and current interpretations of SAB 101, the Company believes it is in general compliance with SAB 101.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Continued)

Acquisitions

In June 2000, the Company made its tender offer for SGB Group PLC (SGB) unconditional and by June 30 had received acceptances for 94.8 percent of the shares of SGB. The Company plans to compulsorily acquire the remaining shares in the third quarter of 2000. SGB, based in the UK, is one of Europe's largest suppliers of scaffolding, forming and related access products and services. SGB also has operations in North America, the Middle East and the Asia Pacific region. SGB had 1999 sales of [pound sterling] 283 million (approximately
$426 million U.S. dollars). Through June 30, 2000 the Company had borrowed $255.1 million to finance the acquisition. Approximately $32 million of additional funds will be borrowed in the third quarter to complete the purchase of SGB's outstanding stock.

The acquisition of SGB has been accounted for using the purchase method of accounting and accordingly, the operating results of SGB have been included in the consolidated results of the Company from June 16, 2000, the date of acquisition. The purchase price allocation is based upon preliminary appraisal values and management estimates and is subject to reclassifications and adjustments in the future. The purchase price has been allocated as follows:

         (in millions)
         Working capital, other than cash                    $(54.4)
         Property, plant and equipment                        221.0
         Other assets                                          64.2
         Goodwill                                              85.0
         Noncurrent liabilities                               (58.8)
                                                             ------

         Purchase price, net of cash received                $257.0
                                                             ======

Harsco management is in the process of finalizing fair value adjustments, asset write downs, and its plan to exit certain activities of SGB. Estimates of the associated costs have been included in the opening balance sheet. Management expects to finalize the plan and the associated estimates by September 30, 2000.

In May 2000, the Company completed the acquisitions of Bergslagen Steelservice AB and Bergslagen Suomi Oy (collectively Bergslagen). The two companies provide specialized slag processing and metal recovery services to steel mills in Sweden and Finland, respectively. The two organizations together recorded 1999 sales of nearly $10 million.

In April 2000, the company agreed to invest $20 million for a 49 percent ownership interest in S3Networks, LLC, a start-up company providing internet and e-business infrastructure consulting services primarily to Fortune 1000 corporations. Cash of $8 million has been invested through June 30, 2000 with an additional $12 million to be paid over a period not to exceed fifteen months from the initial investment date. The investment is being accounted for under the equity method. Since the Company is the principal provider of initial capital for S3Networks, LLC, the Company will record 100% of net losses to the extent of its initial $20 million investment. However, the Company will also record 100% of subsequent net income until the entire initial investment amount is reinstated. Subsequent to reinstatement of the initial investment amount, the company will record net income to the extent of its ownership percentage of S3Networks, LLC.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


FINANCIAL CONDITION AND LIQUIDITY

Changes in the Company's financial position and liquidity are summarized as follows:

                                        JUNE 30        DECEMBER 31        INCREASE/
(DOLLARS ARE IN MILLIONS)                2000             1999           (DECREASE)
-----------------------------------------------------------------------------------
Current assets                         $  797.9         $  612.9         $  185.0
Current liabilities                       764.3            430.5            333.8
-----------------------------------------------------------------------------------
Working capital                        $   33.6         $  182.4         $ (148.8)

Current ratio                             1.0:1            1.4:1
-----------------------------------------------------------------------------------

Notes payable and
   current maturities                  $  260.0         $   36.6         $  223.4
Long-term debt                            600.1            418.5            181.6
-----------------------------------------------------------------------------------
Total debt                                860.1            455.1         $  405.0
Total equity                              657.9            650.1              7.8
-----------------------------------------------------------------------------------
Total capital                          $1,518.0         $1,105.2         $  412.8
Total debt to
   total capital                           56.7%            41.2%
-----------------------------------------------------------------------------------

The change in the Company's working capital position and current ratio during the first six months of 2000 was due principally to the acquisition of SGB Group PLC (SGB) in June 2000. The increase in current assets was due to the addition of SGB's current assets of $189.2 million, which consisted of $24.0 million in cash, $110.7 million in receivables, $43.8 million of inventories and $10.7 million of other current assets. The $333.8 million increase in current liabilities is due principally to the $222.7 million current liabilities acquired from SGB, and short-term bridge loan financing of $88.5 million used to finance the purchase of SGB. The total bridge loan including long-term portion is $255.1 million. SGB current liabilities are principally short-term borrowings of $123.0 million and accounts payable of $73.0 million.

The Company is continuing its strategic focus on the reduction of capital employed including inventory and receivable levels. As a result of this focus, excluding the recent SGB acquisition, the Company improved its inventory and accounts receivable turnover ratios from 9.7 to 9.8 and 5.4 to 5.5, respectively, from the first six months of 1999 to the first six months of 2000.

Long-term debt increased in the first six months of 2000 principally as a result of financing the acquisitions of SGB, Bergslagen Steelservice AB and Bergslagen Suomi Oy (collectively Bergslagen), and to a lesser extent, capital investments. SGB was financed with a $255.1 million bridge loan, $166.6 million of which is classified as long-term as of June 30, 2000. The Bergslagen acquisition was financed through a bridge loan which was refinanced by a Swedish private placement bond issued in June, also classified as long-term. Capital investments for the first six months of 2000 were $78.0 million. Capital investments were made for new mill

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


services contracts and other business growth initiatives, new processes, and for productivity improvements. The capital investments, acquisitions, share repurchases, and cash dividends paid at the same or increased rates for the 200th consecutive quarter in May 2000, demonstrate the Company's continued commitment to creating value through strategic investments and return of capital to shareholders.

                              FOR THE
                            PERIOD ENDED                        FOR THE YEAR ENDED DECEMBER 31
Cash Utilization:              JUNE 30       -------------------------------------------------------------------
(In millions)                   2000           1999           1998           1997           1996           1995
----------------------------------------------------------------------------------------------------------------

Capital investments           $  78.0        $ 175.2        $ 159.8        $ 143.4        $ 150.3        $ 113.9
Strategic acquisitions          263.7           48.9          158.3            8.5           21.1            4.1
Share repurchases                 3.8           71.9          169.3          113.2           30.7           14.1
Cash dividends                   18.8           37.0           40.3           39.1           37.9           37.4
----------------------------------------------------------------------------------------------------------------
Total                         $ 364.3        $ 333.0        $ 527.7        $ 304.2        $ 240.0        $ 169.5
================================================================================================================

The Company's debt as a percent of total capital increased as a result of greater debt. Also contributing to the increase in the debt to total capital is an $18.9 million decrease in equity from foreign currency translation adjustments. The foreign currency translation adjustments are principally due to a 5% decrease in the translated value of the euro, a 6% decrease in the British pound and a 10% decrease in the South African rand from December 31, 1999 to June 30, 2000.


Six Month Financial Statistics                  FOR THE PERIOD         FOR THE PERIOD
                                                 ENDED JUNE 30          ENDED JUNE 30
                                                     2000                   1999
-------------------------------------------------------------------------------------

Harsco stock price high-low                     $31.63 - $24.00       $34.375 - $23.06

Annualized return on average equity                 14.9%                  12.0%
Annualized return on average assets                 10.7%                   9.6%
Annualized return on average capital                 9.8%                   8.7%

Higher annualized returns on average equity, assets, and capital are due principally to increased income in the first six months of 2000 compared with the first six months of 1999. The company's book value per share increased to $16.46 per share at June 30, 2000 from $16.22 at December 31, 1999 due principally to an increase in retained earnings partially offset by foreign currency translation adjustments recorded as part of other comprehensive income (expense).

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


                                              FOR THE PERIOD      FOR THE PERIOD
                                              ENDED JUNE 30       ENDED JUNE 30
(In millions)                                      2000                1999
--------------------------------------------------------------------------------
Net cash provided by operations:                    $91.7               $49.1


Operating cash flows were $42.6 million greater in the first six months of 2000 than the first six months of 1999. The increase in cash from operating activities was due principally to greater income in the first six months of 2000 compared with the first six months of 1999, the timing of cash receipts from receivables, and an increase in deferred taxes. Cash from operations also benefited from lower disbursements related to the discontinued defense business in the first six months of 2000 compared with the first six months of 1999. These benefits were partially offset by the timing of payments for inventories.

The Company has a U.S. commercial paper borrowing program under which it can issue up to $400 million of short-term notes in the U.S. commercial paper market. In addition, the Company has a three billion Belgian franc commercial paper program, equivalent to approximately U.S. $71 million at June 30, 2000. The Belgian program provides the capacity for the Company to borrow euros to fund its European operations more efficiently. The Company limits the aggregate commercial paper and syndicated credit facility borrowings at any one time to a maximum $400 million. At June 30, 2000, the Company had $224.9 million of U.S. commercial paper debt outstanding, and $8.5 million of commercial paper debt outstanding under the Belgian program.

The Company financed the purchase of SGB with bridge loan financing from Chase Manhattan Bank. The bridge loan was $255.1 million as of June 30, 2000. Amounts remaining to be paid for SGB at June 30, 2000 are $12.8 million in accounts payable principally for SGB shares tendered but not paid at June 30, 2000, share options buyouts of approximately $4.0 million, and approximately $15.0 million for the remaining 5.2 percent of total shares of SGB that had not yet been tendered but will be compulsorily acquired by the Company in the third quarter of 2000.

The Company has available through a syndicate of banks a $400 million multi-currency five-year revolving credit facility extending through July 2001. This facility serves as back-up to the Company's U.S. commercial paper program. The Company is currently renegotiating this multi-year credit facility and expects to execute a new agreement by September 30, 2000. As of June 30, 2000 there were no borrowings outstanding under this facility. A Form S-3 shelf registration is on file with the Securities and Exchange Commission for the possible issuance of up to an additional $200 million of new debt securities, preferred stock or common stock.

Due to the Company's increased debt level resulting from the SGB acquisition, Standard & Poor's and Fitch lowered the Company's credit ratings slightly. The Company's outstanding long-term notes are now rated A- by Standard & Poor's, A-by Fitch and A-3 by Moody's. The Company's commercial paper is rated A-2 by Standard & Poor's, F-2 by Fitch and P-2 by Moody's. In order to restore the prior credit ratings, the Company has implemented a debt reduction plan. The plan includes selling non-core assets, improving cash from operations, and lowering capital spending.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


The Company's financial position and debt capacity should enable it to meet its current and future requirements. As additional resources are needed, the Company should be able to obtain funds readily and at competitive costs. The Company is positioned to continue to invest strategically in high return projects, and to pay cash dividends as a means to enhance shareholder value. The Company intends to use future discretionary cash flow principally for debt reduction.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS
SECOND QUARTER OF 2000 COMPARED WITH SECOND QUARTER OF 1999

                                                                           AMOUNT       PERCENT
(DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE)         2000       1999       INCREASE     INCREASE
 -----------------------------------------          ----       ----       --------     --------
Revenues                                           $457.3     $430.8        $26.5          6%

Operating income                                     52.7       43.8          8.9         20%

Net income                                           28.2       23.8          4.4         18%

Basic earnings per common share                       .71        .58          .13         22%

Diluted earnings per common share                     .70        .58          .12         21%

SUMMARY ANALYSIS OF RESULTS

Second quarter 2000 revenues were $457.3 million, a 6% increase from last year's comparable period. All three operating segments contributed to the 20% increase in operating income and the 18% increase in net income. Adjusting for the unfavorable effect of foreign currency translation, sales would have increased 8% and earnings would have increased approximately $0.15 per share.

Increased income resulted principally from strong demand for mill services resulting from improved conditions in the steel industry. This is evidenced by increased steel production and capacity utilization for many mills in the United States and certain other countries.

Sales and income for the second quarter of 2000 also benefited significantly from the results of the Pandrol Jackson acquisition in the fourth quarter of 1999 and the SGB Group PLC acquisition in the second quarter of 2000. Results of these acquired companies are included in the Harsco Infrastructure Segment.

COMPARATIVE ANALYSIS OF CONSOLIDATED RESULTS

REVENUES

As noted above, revenues for 2000 increased from last year's comparable period. The improvement results from increased volume for the Harsco Mill Services Segment. The incremental sales of acquired companies also contributed to improved revenues more than offsetting the divestiture of non-core businesses. Sales of grating products and pipe fittings increased, while sales for certain product lines of the Harsco Gas and Fluid Control Segment decreased.

COST OF SALES AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Cost of services and products sold increased but at a lower rate than the increase in total revenues. Selling, general and administrative expenses increased due to the costs related to acquired companies and employee annual salary increases. In total, the Company's continuing cost reduction, process improvement and reorganization efforts contributed towards slowing the rate of growth of these costs.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


OPERATING INCOME

As a result of factors disclosed in previous sections, operating income increased 20%.

EQUITY IN INCOME (LOSS) OF AFFILIATES

Equity in income of affiliates decreased from $0.6 million in income in the second quarter of 1999 to a loss of $0.6 million in the comparable period of 2000. This is due to the losses being incurred by S3 Networks, an Internet infrastructure services company in which Harsco is investing some $20 million in start-up capital for a 49% ownership interest.

INTEREST EXPENSE

Interest expense was higher than last year's comparable period due to additional borrowings as a result of increased capital expenditures (investments), the acquisition of Pandrol Jackson in October 1999 and, to a lesser extent, share repurchases. Also affecting interest expense was an interest rate increase of approximately 1.25% from the second quarter of 1999. The funds borrowed for the acquisition of SGB Group, PLC in late June 2000 did not materially affect the second quarter's interest expense but will increase interest expense in the third quarter of 2000.

PROVISION FOR INCOME TAXES

The effective income tax rate for the second quarter of 2000 was 35% versus 35.7% for the comparable period in 1999. The reduction in the income tax rate is due principally to lower effective income tax rates on international earnings.

NET INCOME AND EARNINGS PER SHARE

Net income of $28.2 million was 18% above 1999 due to the factors previously disclosed. Basic earnings per common share were $.71, significantly above the $.58 in 1999. Diluted earnings per common share were $.70, 21% above the $.58 reported in 1999.

SEGMENT ANALYSIS

HARSCO MILL SERVICES SEGMENT

                                                        AMOUNT        PERCENT
(DOLLARS ARE IN MILLIONS)        2000        1999      INCREASE      INCREASE
 -----------------------         ----        ----      --------      --------

Sales                          $ 195.2     $ 182.3      $12.9           7%

Operating income                  27.2        19.0        8.2          43%

Segment net income                16.8        11.1        5.7          51%

Second quarter sales of the Harsco Mill Services Segment were 7% above last year's comparable period. Sales increases resulted from new contracts and additional services on existing contracts particularly for United States operations. Sales reductions resulting from the divestitures of non-core businesses in September 1999 and June 2000 were partially offset by the Bergslagen acquisition in Scandinavia. Excluding the unfavorable effect of foreign currency translation, sales would have increased 12% on a comparable basis.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Operating income of the Harsco Mill Services Segment was significantly above 1999. The increase reflects the improved operating and economic environment for mill services, as well as the favorable effects of continuous process improvement programs and reorganization efforts. On a comparative basis, second quarter 1999 included provisions for doubtful accounts of $.6 million while the second quarter of 2000 had income of $.4 million.

Net income of the Harsco Mill Services Segment was also significantly above
1999.


HARSCO GAS AND FLUID CONTROL SEGMENT                                 AMOUNT       PERCENT
                                                                    INCREASE     INCREASE
(DOLLARS ARE IN MILLIONS)                     2000        1999      (DECREASE)   (DECREASE)
 -----------------------                      ----        ----       --------     --------

Sales                                        $125.4      $139.1       $(13.7)      (10%)

Operating income                               10.7        10.5           0.2         2%

Segment net income                              6.2         5.5           0.7        13%

Sales of the Harsco Gas and Fluid Control Segment were adversely affected by soft market conditions affecting gas control and containment equipment. The divestitures of two non-core businesses partially contributed to the sales decline.

Operating income of the Harsco Gas and Fluid Control Segment was slightly above 1999 due to cost containment. Additionally, on a comparative basis, 1999 included a valuation provision of $.9 million related to the write-down of assets available for sale while 2000 included $.3 million for such write-downs.

Net income of the Harsco Gas and Fluid Control Segment increased by 13%.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


HARSCO INFRASTRUCTURE SEGMENT

                                                        AMOUNT       PERCENT
(DOLLARS ARE IN MILLIONS)          2000       1999     INCREASE     INCREASE
 -----------------------           ----       ----     --------     --------

Sales                            $ 136.4    $ 109.3      $ 27.1        25%

Operating income                    14.5       13.8         0.7         5%

Segment net income                   7.8        7.7         0.1         1%

Second quarter 2000 sales of the Harsco Infrastructure Segment increased 25% from last year's comparable period. The increase is principally due to the June acquisition of SGB Group, PLC (SGB). Sales of railway maintenance-of-way services and equipment resulting from the fourth quarter 1999 acquisition of Pandrol Jackson also contributed to the increase.

Operating income of the Harsco Infrastructure Segment increased 5% due to the acquisitions of SGB and Pandrol Jackson. These operating income improvements were partially offset by lower income for the grating product line caused by increased material costs.

Segment net income increased slightly from the second quarter of 1999.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


SERVICES AND ENGINEERED PRODUCTS ANALYSIS

In addition to the segment reporting previously presented, the Company is a diversified industrial services and engineered products company. The company is committed towards increasing its presence and strategic growth in services-related businesses. This is evidenced by the June 2000 acquisition of SGB, which is principally a services business. The acquisitions of Bergslagen and Pandrol Jackson have also increased the Company's service revenue base. The company has committed substantial capital investments in service businesses. These investments, principally in scaffolding, forming and shoring services; mill services; and railway maintenance-of-way services have contributed to higher levels of sales and income. Sales and operating income for the second quarter of 2000 and 1999 are presented in the following table:


                                          THREE MONTHS ENDED        THREE MONTHS ENDED
(DOLLARS ARE IN MILLIONS)                   JUNE 30, 2000             JUNE 30, 1999
---------------------------------------------------------------------------------------
                                          AMOUNT      PERCENT       AMOUNT      PERCENT
                                          ------      -------       ------      -------
SALES
Services                                  $255.8         56%        $217.8         51%

Engineered products                        201.2         44          212.9         49
                                          ------        ---         ------        ---

    Total sales                           $457.0        100%        $430.7        100%
                                          ======        ===         ======        ===

OPERATING INCOME
Services                                  $ 33.6         64%        $ 21.8         50%

Engineered products                         18.8         36           21.5         50
                                          ------        ---         ------        ---

    Total segment operating income        $ 52.4        100%        $ 43.3        100%
                                          ======        ===         ======        ===

EBITDA*
Services                                  $ 61.4         70%        $ 48.6         63%

Engineered products                         26.2         30           28.6         37
                                          ------        ---         ------        ---

    Total segment EBITDA                  $ 87.6        100%        $ 77.2        100%
                                          ======        ===         ======        ===

* Earnings before interest, income taxes, minority interest, depreciation and amortization (EBITDA) is not a measure of performance under generally accepted accounting principles, however, the Company and the investment community consider it an important calculation.

Second quarter 2000 sales, operating income and EBITDA for services increased substantially from the comparable period in 1999. The increases reflect improved economic conditions in markets served by the company and the favorable effects of cost reductions, process improvements and reorganization efforts.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS
SIX MONTHS OF 2000 COMPARED WITH SIX MONTHS OF 1999

                                                                         AMOUNT       PERCENT
(DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE)       2000       1999       INCREASE     INCREASE
 -----------------------------------------        ----       ----       --------     --------

Revenues                                         $906.6     $835.6        $71.0         8%

Operating income                                   91.7       74.0         17.7        24%

Net income                                         48.4       38.6          9.8        25%

Basic earnings per common share                    1.21        .93          .28        30%

Diluted earnings per common share                  1.21        .93          .28        30%

SUMMARY ANALYSIS OF RESULTS

The Company's revenues, operating income, net income and operating income margins for the first six months of 2000 compared with the first six months of 1999 improved significantly despite the negative impact on sales and earnings of the foreign currency translation effect of the strong U.S. dollar, as well as the sale of five non-core businesses in 1999 and 2000.

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

Sales and income for the Infrastructure Segment for the first six months of 2000 benefited significantly from the results of the Pandrol Jackson acquisition in the fourth quarter of 1999 and the SGB Group PLC acquisition in the second quarter of 2000.

COMPARATIVE ANALYSIS OF CONSOLIDATED RESULTS

REVENUES

Revenues for the first six months of 2000 were significantly above the comparable period in 1999. The improvement results from increased demand for services and products in principally the steel, oil and gas and non-residential construction markets. Sales of acquired companies, net of dispositions of non-core businesses, also contributed to the increase in sales. Excluding the unfavorable foreign exchange translation effect of the strengthening U.S. dollar, particularly relative to the euro, revenues increased by more than 10%.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


COST OF SALES AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Cost of services and products sold, as well as selling, general and administrative expenses increased but at lower rates than the increase in total revenues. The Company's continuing cost reduction, process improvement and reorganization efforts contributed to slowing the rate of growth of these costs. The increase in selling, general and administrative expenses was due principally to costs related to acquired companies and employee annual salary increases.

INTEREST EXPENSE

Interest expense was higher than last year's comparable period due to additional borrowings as a result of increased capital expenditures (investments), share repurchases and acquisitions.

OPERATING INCOME

As a result of factors disclosed in previous sections, operating income increased.

PROVISION FOR INCOME TAXES

The effective income tax rate for the first six months of 2000 was 35% versus 36% for the comparable period in 1999. The reduction in the income tax rate is due principally to lower effective income tax rates on international earnings.

NET INCOME AND EARNINGS PER SHARE

Net income of $48.4 million was significantly above 1999 due to the factors previously disclosed. Basic earnings per common share were $1.21, significantly above $.93 in 1999. Diluted earnings per common share were $1.21, significantly above $.93 in 1999.

SEGMENT ANALYSIS

HARSCO MILL SERVICES SEGMENT

                                                                 AMOUNT        PERCENT
(DOLLARS ARE IN MILLIONS)               2000         1999       INCREASE      INCREASE
 -----------------------                ----         ----       --------      --------

Sales                                  $386.8       $355.4        $31.4           9%

Operating income                         47.0         35.1         11.9          34%

Segment net income                       28.0         19.6          8.4          43%

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Sales of the Harsco Mill Services Segment were significantly above 1999's first six months despite the unfavorable effect of foreign exchange translation and the disposition of two non-core businesses. Increased demand for services resulted from improved domestic steel production levels and capacity utilization. Additionally, steel production levels and the demand for mill services increased at certain international locations. Excluding the unfavorable foreign exchange translation effect of the strengthening U.S. dollar, particularly relative to the euro, and the disposition of two non-core businesses net of a small acquisition, sales increased by 16%.

Operating income of the Harsco Mill Services Segment was significantly above 1999. The increase reflected the improved operating and economic environment for mill services, as well as the favorable effects of continuous process improvement programs and reorganization efforts. On a comparative basis, 1999 included a foreign currency translation pre-tax gain in Brazil of $1.4 million.

Net income of the Harsco Mill Services Segment was also significantly above 1999. The increase reflects the conditions previously discussed.


HARSCO GAS AND FLUID CONTROL SEGMENT                              AMOUNT      PERCENT
                                                                 INCREASE     INCREASE
(DOLLARS ARE IN MILLIONS)                  2000      1999       (DECREASE)   (DECREASE)
 -----------------------                   ----      ----        --------     --------

Sales                                    $260.8     $273.2        $(12.4)     (5)%

Operating income                           21.8       18.5          3.3        18%

Segment net income                         12.6       10.0          2.6        26%

Sales of the Harsco Gas and Fluid Control Segment were below 1999's first six months. This included the unfavorable effect of lower sales due to the disposition of three non-core businesses. Increased sales of industrial fittings reflected improved demand in the industrial gas and oil markets which was more than offset by reduced demand for other product lines. Excluding the unfavorable effect of dispositions of three non-core businesses, sales decreased by only 1%.

Operating income of the Harsco Gas and Fluid Control Segment was significantly above 1999 due to the inclusion of a $1.3 million pre-tax gain on the sale of a non-core business, as well as strong cost controls and improved efficiencies.

Net income of the Harsco Gas and Fluid Control Segment was also significantly above 1999. The increase reflects the conditions previously discussed.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


HARSCO INFRASTRUCTURE SEGMENT

                                                           AMOUNT      PERCENT
(DOLLARS ARE IN MILLIONS)          2000         1999      INCREASE    INCREASE
 -----------------------           ----         ----      --------    --------

Sales                              $258.6      $206.7       $51.9        25%

Operating income                     23.3        20.1         3.2        16%

Segment net income                   12.4        10.9         1.5        14%

Sales of the Harsco Infrastructure Segment were significantly above last year's comparable period due to increased sales of railway maintenance-of-way contract services and equipment; scaffolding, shoring, and forming services; and grating products. The significant increase in sales of railway maintenance-of-way services and equipment includes the effect of the Pandrol Jackson acquisition in the fourth quarter of 1999. Additionally, higher sales of scaffolding, shoring and forming services was due principally to the SGB Group PLC acquisition late in the second quarter of 2000.

Operating income of the Harsco Infrastructure Segment increased significantly. The improvement reflects the inclusion of two acquisitions and the favorable effects of reorganization efforts.

Net income of the Harsco Infrastructure Segment also increased significantly reflecting the conditions previously discussed.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


In addition to the segment reporting previously presented, the Company is a diversified industrial services and engineered products company. Sales and operating income for the six months of 2000 and 1999 are presented in the following table:

SERVICES AND ENGINEERED PRODUCTS ANALYSIS


                                            SIX MONTHS ENDED          SIX MONTHS ENDED
(DOLLARS ARE IN MILLIONS)                    JUNE 30, 2000             JUNE 30, 1999
---------------------------------------------------------------------------------------
                                          AMOUNT      PERCENT       AMOUNT      PERCENT
                                          ------      -------       ------      -------
SALES
Services                                  $486.7         54%        $418.0         50%

Engineered products                        419.5         46          417.3         50
                                          ------        ---         ------        ---

    Total sales                           $906.2        100%        $835.3        100%
                                          ======        ===         ======        ===

OPERATING INCOME
Services                                  $ 56.5         61%        $ 39.0         53%

Engineered products                         35.7         39           34.7         47
                                          ------        ---         ------        ---

    Total segment operating income        $ 92.2        100%        $ 73.7        100%
                                          ======        ===         ======        ===

EBITDA*
Services                                  $111.5         69%        $ 91.2         65%

Engineered products                         51.0         31           48.8         35
                                          ------        ---         ------        ---

    Total segment EBITDA                  $162.5        100%        $140.0        100%
                                          ======        ===         ======        ===

* Earnings before interest, income taxes, minority interest, depreciation and amortization (EBITDA) is not a measure of performance under generally accepted accounting principles, however, the Company and the investment community consider it an important calculation.

Sales, operating income and EBITDA for both services and engineered products increased from the first six months of 1999. The increases reflect the effects of acquisitions as well as improved economic conditions in certain markets served by the company. Additionally, results benefited from the favorable effects of cost reductions, process improvements and reorganization efforts.

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

These factors include, but are not limited to: (1) changes in the worldwide business environment in which the Company operates, including import, licensing and trade restrictions, currency exchange rates, interest rates, and capital costs; (2) changes in governmental laws and regulations, including taxes; (3) market and competitive changes, including market demand and acceptance for new products, services, and technologies; (4) effects of unstable governments and business conditions in emerging economies; and (5) other risk factors listed from time to time in the Company's SEC reports. The Company does not intend to update this information and disclaims any legal liability to the contrary.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk


The Company is exposed to foreign currency risk in its international operations. The Company conducts business in over thirty foreign countries and approximately 36%, 37% and 36% of the Company's net revenues for the years ended December 31, 1999, 1998 and 1997, respectively, were derived from the Company's operations outside the United States. The June 2000 SGB acquisition has increased foreign currency exposures. Foreign currency exposure increases the risk of income statement, balance sheet and cash flow volatility. As an example in 1999 foreign exchange fluctuations were experienced as the Brazilian real and the euro declined in relation to the US dollar. The situations in Brazil and Europe are not expected to have a material adverse impact on the Company's financial position or results of operations. However, these and similar risks could result in a material impact on the Company's financial position or results of operations in the future.

To illustrate the recent effect of foreign currency exchange rate changes due to the strengthening of the US dollar, in the first six months of 2000 sales would have been 1.7 percent greater using the average exchange rates for the first six months of 1999. A similar comparison for the year 1999, shows that sales would have increased 2.5 percent, if the average exchange rates for 1999 would have been the same as in 1998.

The Company seeks to reduce exposures to foreign currency fluctuations, through the use of forward exchange contracts. At June 30, 2000, these contracts amounted to $5.0 million and 91% of the amount will mature within 2000. The Company does not hold or issue financial instruments for trading purposes, and it is the Company's policy to prohibit the use of derivatives for speculative purposes.

Also, the Company's cash flows and earnings are subject to changes in interest rates. Total debt was $860.1 million as of June 30, 2000. The weighted average interest rate of total debt was approximately 6.2%. At current debt levels, a one percentage increase in interest rates would increase interest expense by approximately $7.0 million per year on variable interest rate debt.

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

On April 6, 2000, the Company agreed to invest $20 million in S3Networks, LLC, a start-up company providing internet and e-business consulting services primarily to Fortune 1000 companies. This investment is subject to market risks inherent in any start-up company. Such risks include the ability to develop a revenue base sufficient to offset fixed expenses; the ability to hire and retain qualified employees; the ability to secure market share from established companies, etc.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Information on legal proceedings is included under Part I, Item 1., the section labeled "Commitments and Contingencies."


ITEM 5.  OTHER INFORMATION

DIVIDEND INFORMATION

On June 27, 2000, the Board of Directors declared a quarterly cash dividend of
23.5 cents per share, payable August 15, 2000, to shareholders of record on July 14, 2000.

SUBSEQUENT EVENT

On July 26, 2000, the Company announced the resignation of its President and Chief Operating Officer, Leonard A. Campanaro on mutually agreed terms. Mr. Campanaro agreed to step down in order to facilitate the Company's realignment to put more responsibility with the Company's operations. The Company's Chairman and CEO, Derek C. Hathaway has been appointed by the Board of Directors to the additional duties of President of the Company. Mr. Campanaro also resigned from the Board of Directors.


ITEM 6(a). EXHIBITS

The following exhibits are attached:

Exhibit No. 2 Cash Offer for SGB Group PLC

Exhibit No. 10 Settlement agreement with Leonard A. Campanaro

Exhibit No. 12 Computation of Ratios of Earnings to Fixed Charges.

Exhibit No. 27 Financial Data Schedule


ITEM 6(b). REPORTS ON FORM 8-K

A report on Form 8-K dated June 16, 2000 was filed on June 30, 2000 relating to the acquisition of SGB Group PLC.

A report on Form 8-K dated May 16, 2000 was filed on May 26, 2000 relating to the acquisition of SGB Group PLC.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                HARSCO CORPORATION
                                                   (Registrant)



DATE    August 18, 2000                 /S/ Salvatore D. Fazzolari
     -----------------------            ----------------------------------------
                                        Salvatore D. Fazzolari
                                        Senior Vice President, Chief
                                        Financial Officer and Treasurer



DATE    August 18, 2000                 /S/ Stephen J. Schnoor
     -----------------------            ----------------------------------------
                                        Stephen J. Schnoor
                                        Vice President and Controller