Form 10-Q
period 2000-09-30
HARSCO CORP
filed 2000-11-14
CIK 45876

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

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
YES |X|    NO | |


Title of Each Class                       Outstanding Shares at October 31, 2000
-------------------                       --------------------------------------

Common Stock Par Value $1.25                            39,917,297
Preferred Stock Purchase Rights                         39,917,297

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                                    Three Months Ended              Nine Months Ended
                                                                       September 30                    September 30
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                           2000            1999            2000            1999
----------------------------------------------------------------------------------------------------------------------------
REVENUES:
    Service sales                                               $  330,957      $  214,129      $  817,670      $  632,126
    Product sales                                                  201,854         209,798         621,314         627,110
    Other                                                              404             641             843             899
----------------------------------------------------------------------------------------------------------------------------
      TOTAL REVENUES                                               533,215         424,568       1,439,827       1,260,135
----------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
    Cost of services sold                                          241,419         165,718         610,102         488,960
    Cost of products sold                                          156,129         161,318         489,496         490,009
    Selling, general, and administrative expenses                   84,593          49,814         194,652         153,631
    Research and development expenses                                1,338           1,885           4,426           5,013
    Other expense                                                    1,004           1,305             728           4,026
---------------------------------------------------------------------------------------------------------------------------
      TOTAL COSTS AND EXPENSES                                     484,483         380,040       1,299,404       1,141,639
----------------------------------------------------------------------------------------------------------------------------

      OPERATING INCOME                                              48,732          44,528         140,423         118,496

Equity in income (loss) of affiliates, net (1)                        (582)          1,430          (1,020)          2,390
Interest income                                                      1,611           1,222           4,061           3,458
Interest expense                                                   (16,653)         (6,117)        (32,870)        (19,195)
----------------------------------------------------------------------------------------------------------------------------

      INCOME BEFORE INCOME TAXES AND MINORITY INTEREST              33,108          41,063         110,594         105,149

Provision for income taxes                                           9,376          13,731          36,496          36,802
----------------------------------------------------------------------------------------------------------------------------

      INCOME BEFORE MINORITY INTEREST                               23,732          27,332          74,098          68,347

Minority interest in net income                                      1,420           1,220           3,353           3,613
----------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                      $   22,312      $   26,112      $   70,745      $   64,734
============================================================================================================================

Average shares of common stock outstanding                          39,992          40,740          39,990          41,161

----------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER COMMON SHARE                                 $      .56      $      .64      $     1.77      $     1.57
============================================================================================================================

Diluted average shares of common shares outstanding                 40,073          40,854          40,069          41,299

----------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE                               $      .56      $      .64      $     1.77      $     1.57
============================================================================================================================


(1) Equity in income (loss) of affiliates is now separately reported. Previously these amounts were included in operating income as other revenues. Amounts previously reported as operating income for the three months and nine months ended September 30, 1999 were $45,958 and $120,886, respectively.

See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS (Continued)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                                             SEPTEMBER 30       December 31
(IN THOUSANDS)                                                                  2000                1999
------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                $    87,907        $    51,266
    Receivables, less allowance for doubtful accounts of
       $27,509 in 2000 and $13,339 in 1999                                       424,059            331,123
    Inventories                                                                  233,990            172,198
    Other current assets                                                          65,126             58,368
------------------------------------------------------------------------------------------------------------------
       TOTAL CURRENT ASSETS                                                      811,082            612,955
------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, at cost                                         1,727,310          1,499,823
Allowance for depreciation                                                       854,100            828,277
------------------------------------------------------------------------------------------------------------------
                                                                                 873,210            671,546
Cost in excess of net assets of businesses acquired, net                         353,570            258,698
Other assets                                                                     207,789            116,624
------------------------------------------------------------------------------------------------------------------
       TOTAL ASSETS                                                          $ 2,245,651        $ 1,659,823
==================================================================================================================


LIABILITIES
CURRENT LIABILITIES:
    Notes payable and current maturities                                     $    63,417        $    36,607
    Accounts payable                                                             195,776            132,394
    Accrued compensation                                                          50,366             46,615
    Income taxes                                                                  43,053             44,154
    Other current liabilities                                                    211,767            170,746
-------------------------------------------------------------------------------------------------------------------
       TOTAL CURRENT LIABILITIES                                                 564,379            430,516
-------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                   824,755            418,504
Deferred income taxes                                                             95,106             52,932
Other liabilities                                                                107,337            107,750
-------------------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES                                                       1,591,577          1,009,702
-------------------------------------------------------------------------------------------------------------------

COMMITMENTS  AND CONTINGENCIES


SHAREHOLDERS' EQUITY
Common stock and additional paid-in capital                                      172,848            170,878
Accumulated other comprehensive income (expense)                                (116,894)           (80,538)
Retained earnings                                                              1,198,148          1,155,586
Treasury stock                                                                  (600,028)          (595,805)
-------------------------------------------------------------------------------------------------------------------
       TOTAL SHAREHOLDERS' EQUITY                                                654,074            650,121
-------------------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 2,245,651        $ 1,659,823
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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS (Continued)

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                                   NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30
(IN THOUSANDS)                                                                               2000                  1999
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                            $    70,745           $    64,734
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                                                          103,443                91,437
       Amortization                                                                           12,104                 9,768
       Equity in (income) loss of affiliates, net                                              1,020                (2,390)
       Dividends or distributions from affiliates                                                702                 1,292
       Deferred income taxes                                                                  13,342                 1,347
       Other, net                                                                              2,654                   170
       Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
           Accounts receivable                                                                 1,072               (29,030)
           Inventories                                                                       (29,121)                7,916
           Accounts payable                                                                   13,380               (15,526)
           Net disbursements related to discontinued defense business                        (11,862)              (13,777)
           Other assets and liabilities                                                      (16,566)              (14,905)
----------------------------------------------------------------------------------------------------------------------------------

       NET CASH PROVIDED BY OPERATING ACTIVITIES                                             160,913               101,036
----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                               (132,044)             (122,402)
   Purchase of businesses, net of cash acquired                                             (301,557)               (4,296)
   Proceeds from sales of businesses                                                          10,572                12,224
    Proceeds from sale of property, plant and equipment                                        7,020                 9,952
   Other investing activities                                                                    878                (1,650)
----------------------------------------------------------------------------------------------------------------------------------

       NET CASH (USED) BY INVESTING ACTIVITIES                                              (415,131)             (106,172)
----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Short-term borrowings, net                                                                196,652               (24,910)
   Current maturities and long-term debt:
     Additions                                                                               246,976               168,411
     Reductions                                                                             (112,478)              (32,747)
   Cash dividends paid on common stock                                                       (28,201)              (27,997)
   Common stock issued-options                                                                 1,754                 1,490
   Common stock acquired for treasury                                                         (3,768)              (68,644)
   Other financing activities                                                                 (3,807)               (1,766)
----------------------------------------------------------------------------------------------------------------------------------

       NET CASH PROVIDED BY FINANCING ACTIVITIES                                             297,128                13,837
----------------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                                       (6,269)                 (261)
----------------------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                     36,641                 8,440

Cash and cash equivalents at beginning of period                                              51,266                41,562
----------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $    87,907           $    50,002
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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS (Continued)

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Unaudited)


                                                                   THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                      SEPTEMBER 30                       SEPTEMBER 30
(IN THOUSANDS)                                                   2000             1999              2000             1999
--------------------------------------------------------------------------------------------------------------------------------
Net income                                                   $    22,312      $    26,112       $    70,745      $    64,734

Other comprehensive income (expense):
       Foreign currency translation adjustments                  (17,733)           6,802           (36,356)         (22,260)
--------------------------------------------------------------------------------------------------------------------------------

TOTAL COMPREHENSIVE INCOME                                   $     4,579      $    32,914       $    34,389      $    42,474
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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS (Continued)

                         REVIEW OF OPERATIONS BY SEGMENT
                                   (Unaudited)


(IN MILLIONS)
                                                  HARSCO       HARSCO
                                                   MILL        GAS AND          HARSCO       S3NETWORKS    GENERAL    CONSOLIDATED
THREE MONTHS ENDED SEPTEMBER 30, 2000            SERVICES   FLUID CONTROL   INFRASTRUCTURE      LLC       CORPORATE      TOTALS
------------------------------------------------------------------------------------------------------------------------------------
   Net sales to unaffiliated customers           $ 186.0       $ 132.3         $ 214.5         $    -       $    -      $  532.8
------------------------------------------------------------------------------------------------------------------------------------

   Operating income (loss)                       $  22.6       $  13.3         $  13.5         $    -       $ (0.7)     $   48.7
   Equity in income (loss) of affiliates, net        0.2             -             0.5           (1.3)           -          (0.6)
   Interest income                                   1.1             -             0.4              -          0.1           1.6
   Interest expense                                 (3.0)         (1.0)           (9.2)             -         (3.4)        (16.6)
   Income tax (expense) benefit                     (4.5)         (4.3)           (1.2)           0.5          0.1          (9.4)
   Minority interest in net (income) loss           (1.3)            -            (0.1)             -            -          (1.4)
------------------------------------------------------------------------------------------------------------------------------------

   SEGMENT NET INCOME (LOSS)                     $  15.1      $    8.0         $   3.9         $ (0.8)      $ (3.9)     $   22.3
====================================================================================================================================



                                                  HARSCO       HARSCO
                                                   MILL        GAS AND          HARSCO       S3NETWORKS    GENERAL    CONSOLIDATED
THREE MONTHS ENDED SEPTEMBER 30, 1999            SERVICES   FLUID CONTROL   INFRASTRUCTURE      LLC       CORPORATE      TOTALS
------------------------------------------------------------------------------------------------------------------------------------
   Net sales to unaffiliated customers           $ 184.3      $  138.2         $ 101.4         $   -        $    -      $  423.9
------------------------------------------------------------------------------------------------------------------------------------

   Operating income (loss)                       $  20.8      $   13.1         $  11.3         $   -        $ (0.6)     $   44.6
   Equity in income of affiliates, net (1)           1.4             -               -             -             -           1.4
   Interest income                                   1.1             -               -             -             -           1.1
   Interest expense                                 (2.7)         (0.8)           (1.5)            -          (1.1)         (6.1)
   Income tax (expense) benefit                     (7.0)         (4.7)           (3.5)            -           1.5         (13.7)
   Minority interest in net (income) loss           (1.2)            -               -             -             -          (1.2)
------------------------------------------------------------------------------------------------------------------------------------

   SEGMENT NET INCOME (LOSS)                     $  12.4      $    7.6         $   6.3         $   -        $ (0.2)     $   26.1
====================================================================================================================================


(1) Equity in income (loss) of affiliates is now separately reported. Previously, these amounts were included in operating income. Amounts previously reported as operating income for the three months ended September 30, 1999 were $22.2 million for Harsco Mill Services Segment and a consolidated total of $46.0 million. Reported operating income amounts for the other segments are unchanged.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS (Continued)

                         REVIEW OF OPERATIONS BY SEGMENT
                                   (Unaudited)

(IN MILLIONS)
                                                  HARSCO       HARSCO
                                                   MILL        GAS AND          HARSCO       S3NETWORKS    GENERAL    CONSOLIDATED
NINE MONTHS ENDED SEPTEMBER 30, 2000             SERVICES   FLUID CONTROL   INFRASTRUCTURE      LLC       CORPORATE      TOTALS
-----------------------------------------------------------------------------------------------------------------------------------
   Net sales to unaffiliated customers           $  572.8     $  393.1         $ 473.1         $    -      $    -       $ 1,439.0
------------------------------------------------------------------------------------------------------------------------------------

   Operating income (loss)                       $   69.7     $   35.1         $  36.8         $    -      $ (1.2)      $   140.4
   Equity in income (loss) of affiliates, net         0.7            -             0.5           (2.2)          -            (1.0)
   Interest income                                    3.2          0.1             0.7              -         0.1             4.1
   Interest expense                                  (7.4)        (3.0)          (13.4)             -        (9.1)          (32.9)
   Income tax (expense) benefit                     (19.9)       (11.6)           (8.1)           0.8         2.3           (36.5)
   Minority interest in net (income) loss            (3.2)           -            (0.2)             -           -            (3.4)
------------------------------------------------------------------------------------------------------------------------------------

   SEGMENT NET INCOME (LOSS)                     $   43.1     $   20.6         $  16.3         $ (1.4)     $ (7.9)      $    70.7
====================================================================================================================================




                                                  HARSCO       HARSCO
                                                   MILL        GAS AND          HARSCO       S3NETWORKS    GENERAL    CONSOLIDATED
NINE MONTHS ENDED SEPTEMBER 30, 1999             SERVICES   FLUID CONTROL   INFRASTRUCTURE      LLC       CORPORATE      TOTALS
-----------------------------------------------------------------------------------------------------------------------------------
   Net sales to unaffiliated customers           $  539.7     $  411.4         $ 308.1         $    -      $    -       $ 1,259.2
------------------------------------------------------------------------------------------------------------------------------------

   Operating income (loss)                       $   55.9     $   31.6         $  31.4         $    -      $ (0.4)      $   118.5
   Equity in income of affiliates, net (1)            2.4            -               -              -           -             2.4
   Interest income                                    3.1          0.1             0.1              -         0.1             3.4
   Interest expense                                  (8.4)        (3.5)           (4.5)             -        (2.8)          (19.2)
   Income tax (expense) benefit                     (17.3)       (10.7)           (9.8)             -         1.0           (36.8)
   Minority interest in net (income) loss            (3.7)         0.1               -              -           -            (3.6)
------------------------------------------------------------------------------------------------------------------------------------

   SEGMENT NET INCOME (LOSS)                     $   32.0     $   17.6         $  17.2         $    -      $ (2.1)      $    64.7
====================================================================================================================================


(1) Equity in income (loss) of affiliates is now separately reported. Previously these amounts were included in operating income. Amounts previously reported as operating income for the nine months ended September 30, 1999 were $58.3 million for Harsco Mill Services Segment and a consolidated total of $120.9 million. Reported operating income amounts for the other segments are unchanged.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS (Continued)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories


                                                     SEPTEMBER 30             December 31
(in thousands)                                           2000                    1999
--------------------------------------------------------------------------------------------
Finished goods                                       $     87,723             $    37,715
Work-in-process                                            43,035                  37,198
Raw materials and purchased parts                          82,701                  76,911
Stores and supplies                                        20,531                  20,374
--------------------------------------------------------------------------------------------

                                                     $    233,990             $   172,198
============================================================================================

--------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES

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

The settlement does not resolve the claim by the Internal Revenue Service ("IRS") that, contrary to the Company's position, certain cargo truck models sold by the Company should be considered to have gross vehicle weights in excess of the 33,000 pound threshold under FET law, are not entitled to an exemption from FET under any other theory, and therefore are taxable. In 1999, the IRS assessed an increase in FET of $30.4 million plus penalties of $10.9 million and applicable interest currently estimated to be $51.9 million. In October 1999, the Company posted an $80 million bond required as security by the IRS. This increase in FET takes into account offsetting credits of $9.2 million, based on a partial allowance of the Company's $31.9 million claim that certain truck components are exempt from FET. The IRS

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (CONTINUED)

disallowed in full the Company's additional claim that it is entitled to the entire $52 million of FET (plus applicable interest currently estimated by the Company to be $46.5 million) the Company has paid on the five-ton trucks, on the grounds that such trucks qualify for the FET exemption applicable to certain vehicles specially designed for the primary function of off-highway transportation. In the event that the Company ultimately receives from the IRS a refund of tax (including applicable interest) with respect to which the Company has already received reimbursement from the Army, the refund would be allocated between the Company and the Army. In August 2000, the Company filed legal action against the Government in the U.S. Court of Federal Claims challenging the assessment and seeking a refund of all FET that the Company has paid on five-ton trucks. Although there is risk of an adverse outcome, both the Company and the Army believe that the cargo trucks are not taxable. No recognition has been given in the accompanying financial statements for the Company's claims with the IRS.

The settlement agreement with the Army preserved the Company's right to seek reimbursement of after-imposed tax from the Army in the event that the cargo trucks are determined to be taxable, but the agreement limited the reimbursement to a maximum of $21 million. Additionally, in an earlier contract modification, the Army accepted responsibility for $3.6 million of the potential tax, bringing its total potential responsibility up to $24.6 million. As of September 30, 2000, the Army has paid Harsco this entire amount and Harsco has paid those funds to the IRS, subject to it's pending refund claim. Thus, the Company has satisfied a portion of the disputed tax assessment. If the Company succeeds in its refund claim against the IRS, it will owe the Army the amount recovered that corresponds to the $24.6 million.

Even if the cargo trucks are ultimately held to be taxable, the Army's contribution of $24.6 million toward payment of the tax (but not interest or penalty, if any), would result in a net maximum liability for the Company of $5.8 million plus penalties and applicable interest currently estimated to be $10.9 million and $51.9 million, respectively. The Company believes it is unlikely that resolution of this matter will have a material adverse effect on the Company's financial position; however, it could have a material effect on quarterly or annual results of operations.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Government subsequently subpoenaed a number of former employees of the Company's divested defense business to testify before a grand jury and issued grand jury subpoenas to the Company for additional documents. On December 22, 1999, the Company announced that it reached agreement with the U.S. Government on behalf of its former BMY Combat Systems Division to settle the matter. Under the agreement, BMY Combat Systems pled guilty to a one-count misdemeanor relating to submitting advance payment certifications which resulted in BMY receiving a portion of the payments for the contract prematurely. In June 2000, the U.S. District Court gave final approval to the settlement. In accordance with the settlement, Harsco paid the Government a $200,000 fine in June 2000 and in July 2000 paid the $10.8 million in damages for a total of $11 million.

The settlement ends the Government's investigation and releases Harsco and BMY from further liability for the issues under investigation. Harsco charged the payment against an existing reserve, resulting in no charge to the Company's earnings.

CONTINUING OPERATIONS - CONTINGENCIES

ENVIRONMENTAL
The Company is involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites. While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company. The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Consolidated Balance Sheet at September 30, 2000, and December 31, 1999 includes an accrual of $5.8 million and $3.0 million, respectively, for environmental matters. The increase from December 31, 1999 principally relates to environmental liabilities of acquired companies. The amounts affecting pre-tax earnings related to environmental matters totaled $1.3 million of expense for the first nine months of 2000, and $0.2 million of income for the first nine months of 1999.

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

The Company enters into foreign currency forward exchange contracts to hedge transactions of its non-U.S. subsidiaries, for firm commitments to purchase equipment and for export sales denominated in foreign currencies. These contracts generally are for 90 to 180 days or less. For those contracts that hedge an identifiable transaction, gains or losses are deferred and accounted for as part of the underlying transactions. The cash flows from these contracts are classified consistent with the cash flows from the transaction being hedged. The Company also enters into forward exchange contracts for intercompany foreign currency commitments. These forward exchange contracts do not qualify as hedges, therefore, gains and losses are recognized in income based on fair market value. As of September 30, 2000, the total of all forward exchange contracts amounted to $23.9 million.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS (Continued)


Reconciliation of Basic and Diluted Shares

                                                                  Three Months Ended                Nine Months Ended
                                                                     September 30                      September 30
(In thousands, except amounts per share)                       2000              1999             2000              1999
---------------------------------------------------------------------------------------------------------------------------------
Net income                                                 $     22,312      $     26,112     $     70,745      $     64,734
                                                           ============      ============     ============      ============

Average shares of common stock
       outstanding used to compute basic
       earnings per common share                                 39,992            40,740           39,990            41,161
Additional common shares to be
       issued assuming exercise of
       stock options, net of shares
       assumed reacquired                                            81               114               79               138
                                                           ------------      ------------     ------------      ------------
Shares used to compute dilutive
       effect of stock options                                   40,073            40,854           40,069            41,299
                                                           ============      ============     ============      ============
Basic earnings per common share                            $        .56      $        .64     $       1.77      $       1.57
                                                           ============      ============     ============      ============
Diluted earnings per common share                          $        .56      $        .64     $       1.77      $       1.57
                                                           ============      ============     ============      ============


New Financial Accounting Standards Issued

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

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140), which replaces SFAS No. 125 with the same title. It revises the standards for securitizations and other transfers of financial assets and collateral and requires additional disclosures, but otherwise retains most of SFAS No. 125's provisions. The Company will adopt SFAS No. 140 in the second quarter of 2001. The adoption of SFAS No. 140 is not expected to have a material effect on the Company's financial position and results of operations.

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

New Emerging Issues Task Force (EITF) Consensus

In July and September 2000, the EITF reached a consensus in EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Cost," by agreeing that shipping and handling fees billed to a customer in a sales transaction must be classified as revenues and that shipping costs should not be netted against sales. The EITF also requires that all costs incurred for shipping and handling be classified as expenses, preferably in cost of sales.

It has been determined that certain operations of the Company currently net shipping and handling costs against revenues. The Company is required to reclassify these costs to cost of sales. Information is currently being gathered and it is expected that the reclassification will increase sales and cost of sales by approximately $30 million per year. There will be no effect on net income or earnings per share. However, calculated margin percentages may be reduced.

The EITF consensus is effective for the fourth quarter of 2000 and reclassification of prior period financial statements is required.

Acquisitions

In May 2000, the Company launched a conditional tender offer for the outstanding shares of SGB Group PLC (SGB). In June, the Company made its offer unconditional and by August 31 had acquired 100% of the outstanding shares. SGB, based in the UK, is one of Europe's largest suppliers of scaffolding, forming and related access products and services. SGB also has operations in North America, the Middle East and the Asia Pacific region. SGB had 1999 sales of pound sterling 283 million (approximately $414 million U.S. dollars using a September 30, 2000 exchange rate). Through September 30, 2000 the Company had borrowed $288.6 million to finance the acquisition.

The acquisition of SGB has been accounted for using the purchase method of accounting and accordingly, the operating results of SGB have been included in the consolidated results of the Company from June 16, 2000, the date of acquisition. The purchase price allocation is based upon appraisal values and management estimates and is subject to reclassifications and adjustments in the future.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS (Continued)

The purchase price of SGB has been allocated as follows:

         (in millions)
         Working capital, other than cash                    $     31.9
         Property, plant and equipment                            208.9
         Other assets                                              71.7
         Goodwill                                                 112.9
         Non-current liabilities                                 (153.4)
                                                             ----------

         Purchase price, net of cash received                $    272.0
                                                             ==========

Harsco's management is in the process of finalizing fair value adjustments, reorganization actions, and its plan to exit certain activities of SGB. Estimates of the associated costs have been included in the opening balance sheet. Management expects to finalize its plans and the associated estimates by December 31, 2000.

The following unaudited pro forma summary combines the consolidated results of operations of the Company and SGB as if the acquisition had occurred on January 1, 2000 for the nine months ending September 30, 2000 and January 1, 1999 for the nine months ending September 30, 1999:


                                                   NINE MONTHS ENDED SEPTEMBER 30
                                                   (thousands except per share data)
                                                                  PRO FORMA          PRO FORMA
                                                                     2000              1999
         Total Revenues                                           $ 1,640,291       $ 1,588,614

         Net Income                                                   *64,753            75,799

         Diluted Earnings per Share                               $      1.62       $      1.84
         --------------------------------------------------------------------------------------


* Net income is after approximately $4 million of non-tax deductible costs incurred by SGB in defense of the takeover.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS (Continued)


In April 2000, the company agreed to invest $20 million for a 49 percent ownership interest in S3Networks, LLC, a start-up company providing internet and e-business infrastructure consulting services primarily to Fortune 1000 corporations. Cash of $10 million has been invested through September 30, 2000 with an additional $10 million to be paid over a period not to exceed fifteen months from the initial investment date. The investment is being accounted for under the equity method. Since the Company is the principal provider of initial capital for S3Networks, LLC, the Company is recording 100% of net losses to the extent of its initial $20 million investment. However, the Company will also record 100% of subsequent net income until the entire initial investment amount is reinstated. Subsequent to reinstatement of the initial investment amount, the company will record net income to the extent of its ownership percentage of S3Networks, LLC.

Pending Divestitures

The Company announced September 27, 2000 that its Board of Directors has approved plans to divest three non-core operations as part of Harsco's continuing strategic repositioning as a leading worldwide industrial services company.

The operations include Capitol Manufacturing, which produces pipe fittings and related products for the industrial plumbing, electrical, and other markets; Patterson-Kelley, a manufacturer of industrial and commercial boilers, water heaters, and blenders; and Faber Prest Distribution, a UK-based materials transport businesses which Harsco acquired in 1998 as part of mill services provider Faber Prest Plc.

Opinion of Management

In the opinion of management, financial information furnished herein, which is unaudited, reflects all adjustments (all of which are of a recurring nature) that are necessary to present a fair statement of the interim period.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


ITEM 2. MANAGEMENT DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

The major changes in the liquidity and capital resources of the Company are as follows:

                                        SEPTEMBER 30       DECEMBER 31        INCREASE/
(DOLLARS ARE IN MILLIONS)                   2000              1999           (DECREASE)
---------------------------------------------------------------------------------------------
Current assets                          $      811.1       $     612.9       $    198.2
Current liabilities                            564.4             430.5            133.9
---------------------------------------------------------------------------------------------
Working capital                         $      246.7       $     182.4       $     64.3

Current ratio                                  1.4:1             1.4:1
=============================================================================================

Notes payable and
   current maturities                   $       63.4       $      36.6       $     26.8
Long-term debt                                 824.8             418.5            406.3
---------------------------------------------------------------------------------------------
Total debt                                     888.2             455.1       $    433.1
Total equity                                   654.1             650.1              4.0
---------------------------------------------------------------------------------------------
Total capital                           $    1,542.3       $   1,105.2       $    437.1
Total debt to
   total capital                                57.6%             41.2%
=============================================================================================

The change in the Company's working capital position during the first nine months of 2000 is due principally to the acquisition of SGB Group PLC (SGB) in June 2000. Current assets at September 30 include SGB's current assets of $194.4 million, which consists of $34.6 million in cash, $105.0 million in receivables, $41.8 million of inventories and $13.0 million of other current assets. The $133.9 million increase in current liabilities is due principally to the $153.1 million current liabilities of SGB. SGB current liabilities as of September 30, 2000 include short-term borrowings of $22.1 million, accounts payable of $59.1 million, accrued liabilities of $40.5 million and other liabilities of $31.4 million.

The Company is continuing its strategic focus on the reduction of capital employed including inventory and receivable levels. As a result of this focus, excluding the recent SGB acquisition, the Company improved its accounts receivable turnover ratio from 5.3 to 5.6, for the first nine months of 1999 compared to the first nine months of 2000.

Long-term debt increased in the first nine months of 2000 principally as a result of financing the acquisitions of SGB, Bergslagen Steelservice AB and Bergslagen Suomi Oy (collectively Bergslagen), and to a lesser extent, capital investments. SGB was temporarily financed with a 190 million British pounds (approximately $278.0 million at September 30, 2000) bridge loan. The Bergslagen acquisition was financed through a temporary bridge loan which was refinanced by a Swedish private placement bond issued in June, also classified as long-term.

In October, the Company refinanced the acquisition of SGB with a 200 million British pound bond offering, equivalent to approximately $293 million in cash. Details of this transaction are discussed later in this section.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Capital investments for the first nine months of 2000 were a record $132.0 million. Capital investments were made for new mill services contracts, SGB and other business growth initiatives, new processes, and for productivity improvements.

The capital investments, acquisitions, share repurchases, and cash dividends, paid at the same or increased rates for the 201st consecutive quarter in August 2000, demonstrate the Company's continued commitment to creating value through strategic acquisitions and investments and return of capital to shareholders.

Cash Utilization:                       FOR THE PERIOD                      FOR THE YEAR ENDED DECEMBER 31
(In millions)                         ENDED SEPTEMBER 30     ---------------------------------------------------------------
                                             2000               1999          1998         1997          1996         1995
----------------------------------------------------------------------------------------------------------------------------
Capital investments                        $ 132.0             $175.2       $159.8        $143.4       $150.3        $113.9
Strategic acquisitions                       301.6               48.9        158.3           8.5         21.1           4.1
Share repurchases                              3.8               71.9        169.3         113.2         30.7          14.1
Cash dividends                                28.2               37.0         40.3          39.1         37.9          37.4
---------------------------------------------------------------------------------------------------------------------------
Total                                      $ 465.6             $333.0       $527.7        $304.2       $240.0        $169.5
===========================================================================================================================

The Company's debt as a percent of total capital increased as a result of greater debt. Also contributing to the increase in the debt to total capital is a $36.4 million decrease in equity from foreign currency translation adjustments. The foreign currency translation adjustments are principally due to a 13% decrease in the translated value of the euro, a 9% decrease in the British pound and a 16% decrease in the South African rand from December 31, 1999 to September 30, 2000. The Company has initiated a debt reduction program that is further described later in this section.


Nine Month Financial Statistics                           FOR THE NINE MONTHS            FOR THE NINE MONTHS
                                                          ENDED SEPTEMBER 30              ENDED SEPTEMBER 30
                                                                 2000                            1999
---------------------------------------------------------------------------------------------------------------
Harsco stock price high-low                                 $31.63 - $21.25                $34.375 - $23.06

Annualized return on average equity                             14.4%                           13.4%
Annualized return on average assets                             10.0%                           10.3%
Annualized return on average capital                             9.4%                            9.5%

Higher annualized return on average equity is due principally to increased income in the first nine months of 2000 compared with the first nine months of 1999. Lower annualized returns on average assets and capital are due to the effect of the recent SGB acquisition. The company's book value per share increased to $16.35 per share at September 30, 2000 from $16.22 at December 31, 1999 due principally to an increase in retained earnings partially offset by foreign currency translation adjustments recorded as part of other comprehensive income (loss).

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                                                           FOR THE PERIOD                  FOR THE PERIOD
                                                          ENDED SEPTEMBER 30              ENDED SEPTEMBER 30
(In millions)                                                   2000                            1999
-------------------------------------------------------------------------------------------------------------
Net cash provided by operations:                               $160.9                          $101.0

Operating cash flows were $59.9 million greater in the first nine months of 2000 than the first nine months of 1999. The increase in cash from operating activities was due principally to the timing of receipts and payments for accounts receivable and accounts payable, for $30.1 million and $28.9 million, respectively. Also affecting cash from operations was an increase in income before depreciation and amortization of $20.4 million for the nine months ended September 30, 2000 over the comparable period in 1999, and a $12.0 million increase in deferred income taxes. Partially offsetting these favorable variances was a $37.0 million decrease in operating cash flow due to the timing of payments for inventories.

The Company has a U.S. commercial paper borrowing program under which it can issue up to $350 million of short-term notes in the U.S. commercial paper market. In addition, the Company has a three billion Belgian franc commercial paper program, equivalent to approximately U.S. $65 million at September 30, 2000. The Belgian program provides the capacity for the Company to borrow euros to fund its European operations more efficiently. The Company limits the aggregate commercial paper and syndicated credit facility borrowings at any one time to a maximum $350 million. At September 30, 2000, the Company had $232.7 million of U.S. commercial paper debt outstanding, and $54.1 million of commercial paper debt outstanding under the Belgian program.

In September 2000, the Company renewed its revolving credit facility in the amount of $350 million through a syndicate of 13 banks. This facility serves as back-up to the Company's U.S. commercial paper program. The facility is in two parts. One part amounts to $131,250,000 and is referred to as a 364-day credit agreement that extends maturity of any borrowings for up to two years. The second part is for $218,750,000 and is referred to as a 5-year credit agreement, that extends the maturity date of the facility for up to five years. As of September 30, 2000 there were no borrowings outstanding under this facility.

A Form S-3 shelf registration is on file with the Securities and Exchange Commission for the possible issuance of up to an additional $200 million of new debt securities, preferred stock or common stock.

The Company financed the purchase of SGB with temporary bridge loan financing from Chase Manhattan Bank. The bridge loan was 190.0 million British pounds, equivalent to approximately $278 million as of September 30, 2000. In October 2000 the Company issued 200 million of 7.25% British pound notes due 2010. The issue pays a coupon of 7.25% and has been priced at 98.463%. The net proceeds of the issue have been used to refinance the temporary bridge loan used for the SGB acquisition.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Due to the Company's increased debt level resulting from the June 16, 2000 SGB acquisition, Standard & Poor's and Fitch lowered the Company's credit ratings slightly. The Company's outstanding long-term notes are now rated A- by Standard & Poor's, A- by Fitch and A-3 by Moody's. The Company's commercial paper is rated A-2 by Standard & Poor's, F-2 by Fitch and P-2 by Moody's. The Company has undertaken a debt reduction program that includes significant working capital reductions, divestitures of non-core businesses, other asset sales, and a complete evaluation of its capital expenditure program. These actions are expected to enable the company to reduce its debt levels in 2001.

The Company's financial position and debt capacity should enable it to meet current and future requirements. As additional resources are needed, the Company should be able to obtain funds readily and at competitive costs. The Company is positioned to continue to invest strategically in high return projects, and to pay cash dividends as a means to enhance shareholder value. The Company intends to use future discretionary cash flow principally for debt reduction.

RESULTS OF OPERATIONS
THIRD QUARTER OF 2000 COMPARED WITH THIRD QUARTER OF 1999

                                                                                                        AMOUNT             PERCENT
(DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE)                           2000             1999            INCREASE           INCREASE
 -----------------------------------------                            ----             ----            --------           --------
Revenues                                                              $533.2          $424.6             $108.6             26%
Operating income                                                        48.7            44.5                4.2              9%
Net income                                                              22.3            26.1              (3.8)            (15)%
Basic earnings per common share                                          .56             .64              (.08)            (13)%
Diluted earnings per common share                                        .56             .64              (.08)            (13)%

SUMMARY ANALYSIS OF RESULTS

All three operating segments contributed to the increase in operating income.

Operating income was above last year's comparable period due to two business acquisitions in the Harsco Infrastructure Segment, as well as improved demand for mill services resulting from more favorable conditions in the steel industry. On a comparative basis, increased steel production and capacity utilization favorably affected results for many mills in the United States and certain other countries. However, the domestic and certain international steel industries began experiencing softening demand in the third quarter of 2000. Income was unfavorably affected by higher fuel costs in 2000 and the unfavorable effects of foreign currency translation.

Interest expense was significantly greater than last year's comparative period. The increase more than offset the increase in operating income. The increase in interest expense was due principally to the strategic acquisition of SGB Group, PLC (SGB) in the second quarter of 2000.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

COMPARATIVE ANALYSIS OF CONSOLIDATED RESULTS

REVENUES
As noted above, revenues for 2000 increased significantly from last year's comparable period. The improvement results from increased volume for the Harsco Infrastructure Segment due principally to two business acquisitions, SGB and Pandrol Jackson. Sales of grating products also increased. Adjusting for the unfavorable effect of foreign exchange translation, sales would have increased 29%.

COST OF SALES AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Cost of services and products sold increased but at a lower rate than the increase in total revenues despite the increase in fuel costs. Selling, general and administrative expenses increased due to the costs related to acquired companies. The Company's continuing cost reduction, process improvement and reorganization efforts contributed towards slowing the rate of growth of these costs. Excluding the effects of business acquisitions less divestitures of non-core businesses, selling, general and administrative expenses decreased slightly.

EQUITY IN INCOME (LOSS) OF AFFILIATES
Equity in income of affiliates decreased from $1.4 million in income in the third quarter of 1999 to a loss of $0.6 million in the comparable period of 2000. This is due principally to the losses incurred by S3 Networks LLC, a 49% owned information technology infrastructure services company in which Harsco plans to invest a total of $20 million in start-up capital. The Company has invested $10.0 million in S3 Networks as of September 30, 2000.

INTEREST EXPENSE
Interest expense was higher than last year's comparable period due to additional borrowings principally as a result of the SGB acquisition, and increased capital expenditures. Increased interest rates also affected interest expense.

PROVISION FOR INCOME TAXES
The effective income tax rate for the third quarter of 2000 was 28.3% versus 33.4% for the comparable period in 1999. The reduction in the income tax rate is due principally to lower effective income tax rates on international earnings as well as a year-to-date adjustment to reduce the effective income tax rate to 33%.

NET INCOME
Net income of $22.3 million was 15% below 1999 due to the factors previously disclosed.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

SEGMENT ANALYSIS

HARSCO MILL SERVICES SEGMENT


                                                                    THREE MONTHS                 AMOUNT            PERCENT
(DOLLARS ARE IN MILLIONS)                                        ENDING SEPTEMBER 30            INCREASE          INCREASE
 -----------------------                                         -------------------            --------          --------
                                                                 2000           1999
                                                                 ----           ----
Sales                                                         $  186.0       $   184.3            $ 1.7               1%
Operating income                                                  22.6            20.8              1.8               9%
Segment net income                                                15.1            12.4              2.7              22%

Third quarter sales of the Harsco Mill Services Segment were slightly above last year's comparable period. Sales increases resulted from new contracts and additional services on existing contracts particularly for certain operations in North and South America. Sales increases were partially offset by divestitures of non-core businesses in September 1999 and June 2000. Excluding the unfavorable effect of foreign currency translation, sales would have increased 8% on a comparable basis.

Operating income of the Harsco Mill Services Segment was 9% above 1999. Increased demand for mill services, as well as the favorable effects of continuous process improvement programs and reorganization actions, more than offset the unfavorable effects of higher fuel costs in 2000 and foreign currency translation. During the third quarter of 2000 demand for mill services in certain markets began to soften in comparison to the strong demand experienced earlier in 2000.

Net income of the Harsco Mill Services Segment was significantly above 1999 due in part to a lower effective income tax rate.

HARSCO GAS AND FLUID CONTROL SEGMENT

                                                                                                      AMOUNT             PERCENT
                                                                      THREE MONTHS                   INCREASE           INCREASE
(DOLLARS ARE IN MILLIONS)                                          ENDING SEPTEMBER 30              (DECREASE)         (DECREASE)
 -----------------------                                           -------------------               --------           --------
                                                                   2000           1999
                                                                   ----           ----
Sales                                                            $132.3           $138.2           $   (5.9)               (4)%
Operating income                                                  13.3             13.1                 0.2                 2%
Segment net income                                                8.0               7.6                 0.4                 5%

Sales of the Harsco Gas and Fluid Control Segment were below last year's comparable period due to the divestitures of two non-core businesses and soft market conditions affecting gas control and containment equipment.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating income of the Harsco Gas and Fluid Control Segment was slightly above 1999 due principally to one-time benefits totaling $2.2 million as a result of cost containment actions and a gain due to the sale of a non-core business.

HARSCO INFRASTRUCTURE SEGMENT


                                                             THREE MONTHS
(DOLLARS ARE IN MILLIONS)                                ENDING SEPTEMBER 30
 -----------------------                                 -------------------                 AMOUNT            PERCENT
                                                       2000                1999             INCREASE           INCREASE
                                                       ----                ----             --------           --------
Sales                                                 $ 214.5             $ 101.4           $   113.1            112%
Operating income                                         13.5                11.3                 2.2             19%
Segment net income                                        3.9                 6.3                (2.4)           (38)%

The significant sales increase is due principally to the June 2000 acquisition of SGB. Sales of railway maintenance-of-way services and equipment, resulting principally from the fourth quarter 1999 acquisition of Pandrol Jackson also contributed to the increase.

Operating income of the Harsco Infrastructure Segment increased 19% due to the acquisitions of SGB and Pandrol Jackson. The operating income improvement was partially offset by lower income for railway maintenance-of-way services and equipment due to reduced demand of certain products and a pre-tax non-recurring asset writedown of $3.0 million. Lower income for the grating product line reflected higher material costs.

Segment net income decreased from the third quarter of 1999 due principally to higher interest expense resulting from financing the SGB acquisition. Operating income from the SGB acquisition, which was slightly accretive to net income in the third quarter of 2000, was more than offset by the other factors previously discussed.


SERVICES AND ENGINEERED PRODUCTS ANALYSIS

The Company is a diversified services and engineered products company. The Company is committed to increasing its presence and strategic growth in services-related businesses. This is evidenced by the June 2000 acquisition of SGB, which is principally a service business. The acquisitions of Bergslagen and Pandrol Jackson have also increased the Company's service revenue base. The Company has committed substantial capital investments in service businesses. These investments, principally in scaffolding, forming and shoring services; mill services; and railway maintenance-of-way services have contributed to higher levels of sales and income. Approximately 90% of the Company's capital expenditures in the third quarter of 2000 were investments in services.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


                                                            THREE MONTHS ENDED                    THREE MONTHS ENDED
(DOLLARS ARE IN MILLIONS)                                   SEPTEMBER 30, 2000                    SEPTEMBER 30, 1999
-------------------------------------------------------------------------------------------------------------------------
                                                          AMOUNT         PERCENT               AMOUNT          PERCENT
                                                          ------         -------               ------          -------
SALES
Services                                                $   331.0            62%             $   214.1            51%

Engineered products                                         201.8            38                  209.8            49
                                                          -------           ---                -------          ----

    Total sales                                         $   532.8           100%             $   423.9           100%
                                                         ========           ===               ========          ====

OPERATING INCOME
Services                                                $    28.9            59%             $    22.2            49%

Engineered products                                          20.5            41                   22.9            51
                                                          -------           ---                -------          ----

    Total segment operating income                      $    49.4           100%             $    45.1           100%
                                                         ========           ===               ========          ====

EBITDA*
Services                                                $    63.5            69%             $    50.2            63%

Engineered products                                          27.9            31                   29.8            37
                                                          -------         -----                -------          ----

    Total segment EBITDA                                $    91.4           100%             $    80.0           100%
                                                         ========         =====               ========          ====

* Earnings before interest, income taxes, minority interest, depreciation and amortization (EBITDA) is not a measure of performance under generally accepted accounting principles, however, the Company and the investment community consider it an important calculation.

Third quarter 2000 sales, operating income and EBITDA for services increased substantially from the comparable period in 1999. The increases reflect business acquisitions, principally SGB, as well as, improved economic conditions in certain markets served by the company and the favorable effects of cost reductions, process improvements and reorganization efforts.

Results for engineered products were down from the third quarter of 1999 due to higher material costs associated with the grating product line and reduced demand for railway maintenance-of-way equipment.

Third quarter 1999 operating income and EBITDA have been restated to exclude equity in income (loss) of affiliates, which is consistent with the third quarter of 2000.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS
NINE MONTHS OF 2000 COMPARED WITH NINE MONTHS OF 1999

                                                                                                         AMOUNT          PERCENT
(DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE)                           2000               1999           INCREASE         INCREASE
 -----------------------------------------                            ----               ----           --------         --------
Revenues                                                            $1,439.8          $1,260.1           $179.7             14%
Operating income                                                       140.4             118.5             21.9             18%
Net income                                                              70.7              64.7              6.0              9%
Basic earnings per common share                                         1.77              1.57              .20             13%
Diluted earnings per common share                                       1.77              1.57              .20             13%

SUMMARY ANALYSIS OF RESULTS

The Company's revenues, operating income, net income and operating income margins improved for the first nine months of 2000 compared with the first nine months of 1999. These results improved despite the negative impact on sales and earnings of the foreign currency translation effect of the strong U.S. dollar, the sale of five non-core businesses in 1999 and 2000, and the unfavorable effect of higher fuel costs.

Increased sales and income were due in part to increased demand for mill services resulting from improved conditions in the steel industry. The improvement reflected increased steel production and capacity utilization for many mills in the United States. Steel production also increased in several other countries where the Company conducts business. However, the domestic and certain international steel industries began experiencing softening demand in the third quarter of 2000. Results for mill services also include the Bergslagen acquisition in May of 2000.

Sales and operating income for the first nine months of 2000 benefited significantly from the results of the Pandrol Jackson acquisition in the fourth quarter of 1999 and the SGB Group PLC (SGB) acquisition in the second quarter of 2000. Additionally, increased demand for services and products in the domestic non-residential construction market favorably affected sales and income.


Interest expense was significantly greater than last year's comparative period. The increase offset a significant portion of the increase in operating income. Most of the increase in interest expense resulted from financing the SGB and Pandrol Jackson acquisitions.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


COMPARATIVE ANALYSIS OF CONSOLIDATED RESULTS

REVENUES
Revenues for the first nine months of 2000 were significantly above the comparable period in 1999. The principal reason for increased sales is the addition of sales of acquired companies, net of disposition of non-core businesses. The improvement also resulted from increased demand for services and products in principally the steel and the domestic non-residential construction markets. Excluding the unfavorable foreign currency translation effect of the strengthening U.S. dollar, particularly relative to the euro, revenues increased by more than 16%.

COST OF SALES AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Cost of services and products sold increased but at a lower rate than the increase in total revenues despite a significant increase in fuel costs. Selling, general and administrative expenses increased due to the costs related to acquired companies. The company's continuing cost reduction, process improvement and reorganization efforts contributed towards slowing the rate of growth of these costs. Excluding the effects of business acquisitions less divestitures of non-core businesses, selling, general and administrative expenses decreased slightly.

INTEREST EXPENSE
Interest expense was higher than last year's comparable period due to additional borrowings as a result of acquisitions, principally SGB and Pandrol Jackson, as well as increased capital expenditures. Higher interest rates also contributed to the rise in interest expense.

PROVISION FOR INCOME TAXES
The effective income tax rate for the first nine months of 2000 was 33% versus 35% for the comparable period in 1999. The reduction in the income tax rate is due principally to lower effective income tax rates on international earnings.

NET INCOME AND EARNINGS PER SHARE
Net income of $70.7 million and earnings per share of $1.77 were significantly above 1999 due to the factors previously disclosed.

SEGMENT ANALYSIS

HARSCO MILL SERVICES SEGMENT


                                                             NINE MONTHS                         AMOUNT            PERCENT
(DOLLARS ARE IN MILLIONS)                                 ENDED SEPTEMBER 30                    INCREASE          INCREASE
 -----------------------                                  ------------------                    --------          --------
                                                    2000                    1999
                                                    ----                    ----
Sales                                              $ 572.8                 $ 539.7                $33.1                6%
Operating income                                      69.7                    55.9                 13.8               25%
Segment net income                                    43.1                    32.0                 11.1               35%

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Sales of the Harsco Mill Services Segment were above 1999's first nine months despite the unfavorable effect of foreign exchange translation and the disposition of two non-core businesses. Increased demand for services resulted from improved United States steel industry production levels and capacity utilization. Additionally, steel production levels and the demand for mill services increased at certain international locations. In the third quarter of 2000 the domestic and certain international steel industries began experiencing softening demand. Excluding the unfavorable foreign currency translation effect of the strengthening U.S. dollar and the disposition of two non-core businesses, sales increased by 13%.

Operating income of the Harsco Mill Services Segment was significantly above 1999. The increase reflected the improved operating and economic environment for mill services and the favorable effects of continuous process improvement programs and reorganization efforts which more than offset significantly higher fuel costs. On a comparative basis, 1999 included a foreign currency translation pre-tax gain in Brazil of $1.6 million.

Net income of the Harsco Mill Services Segment was also significantly above 1999. The increase reflects the conditions previously discussed. Additionally, a lower effective income tax rate was experienced on international earnings.

HARSCO GAS AND FLUID CONTROL SEGMENT



                                                               NINE MONTHS
(DOLLARS ARE IN MILLIONS)                                  ENDED SEPTEMBER 30                  AMOUNT            PERCENT
 -----------------------                                   ------------------                  INCREASE          INCREASE
                                                       2000                  1999             (DECREASE)        (DECREASE)
                                                       ----                  ----              --------          --------
Sales                                                 $393.1                $411.4              $(18.3)            (4)%
Operating income                                        35.1                  31.6                 3.5             11%
Segment net income                                      20.6                  17.6                 3.0             17%

The decrease in sales was due principally to the unfavorable effect of lower sales due to the disposition of three non-core businesses. Increased sales for industrial fittings reflected improved demand in the industrial gas and oil markets. Excluding the unfavorable effect of dispositions of three non-core businesses, sales decreased by only 1%.

Operating income of the Harsco Gas and Fluid Control Segment was significantly above 1999 due in part to the inclusion of $1.8 million of pre-tax gains on the sale of two non-core businesses, as well as cost reductions and improved efficiencies.

The increase in net income of the Harsco Gas and Fluid Control Segment reflects the conditions previously discussed.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

HARSCO INFRASTRUCTURE SEGMENT


                                                                NINE MONTHS
(DOLLARS ARE IN MILLIONS)                                    ENDED SEPTEMBER 30
 -----------------------                                     ------------------                 AMOUNT            PERCENT
                                                          2000                1999             INCREASE          INCREASE
                                                          ----                ----             --------          --------
Sales                                                     $473.1              $308.1            $165.0              54%
Operating income                                           36.8                31.4                5.4              17%
Segment net income                                         16.3                17.2               (0.9)             (5)%

The significant increase in sales of the Harsco Infrastructure Segment is due to the inclusion of the SGB acquisition late in the second quarter of 2000 and the inclusion of the Pandrol Jackson acquisition in the fourth quarter of 1999. The acquisitions resulted in increased sales of scaffolding, shoring, and forming services and railway maintenance-of-way contract services and equipment. Sales of grating products also increased.

Operating income of the Harsco Infrastructure Segment increased significantly. The improvement reflects the inclusion of two acquisitions as discussed above and the favorable effects of reorganization efforts. Income for the railway track maintenance business was unfavorably affected by a pre-tax non-recurring asset write-down of $3.0 million and the deferral of service and parts purchases by certain major domestic railroads.

Net income of the Harsco Infrastructure Segment decreased due to increased interest expense as a result of additional borrowings associated with the SGB Group PLC and Pandrol Jackson acquisitions.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


SERVICES AND ENGINEERED PRODUCTS ANALYSIS

The Company is a diversified services and engineered products company. Sales and operating income for the nine months of 2000 and 1999 are presented in the following table:


                                                            NINE MONTHS ENDED                     NINE MONTHS ENDED
(DOLLARS ARE IN MILLIONS)                                   SEPTEMBER 30, 2000                    SEPTEMBER 30, 1999
----------------------------------------------------------------------------------------------------------------------
                                                          AMOUNT           PERCENT              AMOUNT          PERCENT
                                                          ------           -------              ------          -------
SALES
Services                                               $      817.7           57%           $      632.1          50%

Engineered products                                           621.3           43                   627.1          50
                                                         ----------         ----              ----------        ----

    Total sales                                        $    1,439.0          100%           $    1,259.2         100%
                                                        ===========         ====             ===========        ====

OPERATING INCOME
Services                                               $       85.4           60%           $       61.2          51%

Engineered products                                            56.2           40                    57.7          49
                                                         ----------           --              ----------          --

    Total segment operating income                     $      141.6          100%           $      118.9         100%
                                                        ===========         ====             ===========        ====

EBITDA*
Services                                               $      175.4           69%           $      140.5          64%

Engineered products                                            78.9           31                    78.6          36
                                                         ----------           --              ----------        ----

    Total segment EBITDA                               $      254.3          100%           $      219.1         100%
                                                        ===========         ====             ===========        ====

* Earnings before interest, income taxes, minority interest, depreciation and amortization (EBITDA) is not a measure of performance under generally accepted accounting principles, however, the Company and the investment community consider it an important calculation

Sales, operating income and EBITDA for services increased significantly from the first nine months of 1999. The increases reflect the effects of acquisitions as well as improved economic conditions in certain markets served by the company. Additionally, results benefited from the favorable effects of cost reductions, process improvements and reorganization efforts.

Results for engineered products were down from the first nine months of 1999 due to reduced demand for certain products principally rail equipment as well as certain product lines in the Harsco Gas and Fluid Control segment.

The first nine months of 1999's operating income and EBITDA have been restated to exclude equity in income (loss) of affiliates on a basis consistent with 2000.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to foreign currency risk in its international operations. The Company conducts business in over thirty foreign countries and approximately 36%, 37% and 36% of the Company's net revenues for the years ended December 31, 1999, 1998 and 1997, respectively, were derived from the Company's operations outside the United States. The June 2000 SGB acquisition has increased the Company's foreign currency exposure. As an example of the effect of foreign currency risk, in the first nine months of 2000 the British pound has decreased 9% and the euro has declined 13% in relation to the U.S. dollar. These and other foreign currency exposures increase the risk of income statement, balance sheet and cash flow volatility.

To illustrate the recent effect of foreign currency exchange rate changes due to the strengthening of the U.S. dollar, in the first nine months of 2000 sales would have been 2.0 percent greater using the average exchange rates for the first nine months of 1999. A similar comparison for the year 1999, shows that sales would have increased an additional 2.0 percent, if the average exchange rates for 1999 would have been the same as in 1998.

The Company seeks to reduce exposures to foreign currency fluctuations through the use of forward exchange contracts. At September 30, 2000, these contracts amounted to $23.9 million and 93% of the amount will mature in 2000. The Company does not hold or issue financial instruments for trading purposes, and it is the Company's policy to prohibit the use of derivatives for speculative purposes.

Also, the Company's cash flows and earnings are subject to changes in interest rates. Total debt was $888.2 million as of September 30, 2000. The weighted average interest rate of total debt was approximately 6.6%. At current debt levels, a one percentage increase in interest rates would increase interest expense by approximately $7.2 million per year on variable interest rate debt.

Harsco Mill Services Segment provides services at steel mills worldwide, with approximately 75% of its revenues generated outside the U.S. The Company is exposed to risks related to changing economic conditions and their effect on the markets it serves and on the Company's supply chain, and related costs. As an example, in 1998 and early 1999 the worldwide steel industry experienced selling price reductions and production curtailments at many steel producers, particularly in the United States. The United States steel industry was unfavorably affected by imports of low-priced foreign steel. Additionally, certain steel producers in the U.S. were forced to file for bankruptcy protection. The situation improved in the second half of 1999. However, as of September 30, 2000, there appears to be a moderation in domestic and certain international steel mill activity. There is a risk that the Company's future results of operations or financial condition could be adversely affected if the steel industry's problems recur. The future financial impact on the Company associated with the risks cannot be estimated.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On April 6, 2000, the Company agreed to invest $20 million for a 49% interest in S3Networks, LLC, a start-up company providing internet and e-business infrastructure consulting services primarily to Fortune 1000 companies. This investment is subject to market risks inherent in any start-up company. Such risks include the ability to develop a revenue base sufficient to offset fixed expenses; the ability to hire and retain qualified employees; the ability to secure market share from established companies, etc. Since the Company is principal provider of initial capital for S3 Network, LLC, the Company records 100% of the net losses to the extent of its initial $20 million investment. There is no obligation for the Company to fund the venture beyond its $20 million investment.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

Information on legal proceedings is included under Part I, Item 1., the section labeled "Commitments and Contingencies."


ITEM 5.  OTHER INFORMATION

DIVIDEND INFORMATION

On September 26, 2000, the Board of Directors declared a quarterly cash dividend of 23.5 cents per share, payable November 15, 2000, to shareholders of record on October 16, 2000.

ITEM 6(a).        EXHIBITS

The following exhibits are attached:

Exhibit No. 4 Harsco Finance B.V. pound sterling200,000,000, 7.25% Guaranteed Notes due 2010

Exhibit No. 10(a) 364-Day Credit Agreement

Exhibit No. 10(b) Five Year Credit Agreement

Exhibit No. 12 Computation of Ratios of Earnings to Fixed Charges

Exhibit No. 27 Financial Data Schedule


ITEM 6(b).        REPORTS ON FORM 8-K

A report on Form 8-K/A dated June 16, 2000 was filed on August 29, 2000. The report presents financial statements of SGB Group PLC, and pro forma information incorporating SGB Group PLC results.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                                        HARSCO CORPORATION
                                                                  -----------------------------
                                                                                (Registrant)



DATE               November 13, 2000                              /S/ Salvatore D. Fazzolari
     ------------------------------------------                   ------------------------------------------
                                                                  Salvatore D. Fazzolari
                                                                  Senior Vice President, Chief
                                                                  Financial Officer and Treasurer



DATE               November 13, 2000                              /S/ Stephen J. Schnoor
     ------------------------------------------                   ------------------------------------------
                                                                  Stephen J. Schnoor
                                                                  Vice President and Controller