Form 10-K405
period 2000-12-31
HARSCO CORP
filed 2001-03-19
CIK 45876

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 2000     Commission file number    1-3970

                               HARSCO CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                    23-1483991
(State or other jurisdiction of          (I.R.S. employer identification number)
 incorporation or organization)

        Camp Hill, Pennsylvania                        17001-8888
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code         717-763-7064

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

                                      NONE
                                (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  YES [x]              NO [ ]

The aggregate market value of the Company's voting stock held by non-affiliates of the Company as of February 28, 2001 was $1,098,753,571.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Classes                            Outstanding at February 28, 2001
Common stock, par value $1.25 per share                 39,809,912
Preferred stock purchase rights                         39,809,912


                       Documents Incorporated by Reference

Selected portions of the Notice of 2001 Meeting and Proxy Statement are Incorporated by Reference in Part III of this Report.

The Exhibit index (Item No. 14) is located on pages 84 to 91.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES

                         INFORMATION REQUIRED IN REPORT

                                     PART I

Item 1.       Business:

(a)    Description of Business:

Harsco Corporation ("the Company") is a diversified, multinational provider of industrial services and engineered products. The principal lines of business are: scaffolding, forming and shoring and other access services to the worldwide industrial maintenance and non-residential construction markets; outsourced, on-site mill services that are provided to steel and non-ferrous metal producers in over 30 countries; railway track maintenance services and equipment that are provided to railroad customers worldwide, gas control and containment products for customers worldwide; and several other lines of business including, but not limited to, industrial grating and bridge decking, industrial pipe fittings, slag abrasives and roofing granules. The Company's operations fall into three operating segments: Infrastructure, Mill Services and Gas and Fluid Control. The Company has over 400 locations in 38 countries, including the United States.

In 2000, the Company acquired or divested the following businesses:

On June 16, 2000 the Company received all required regulatory approvals and declared its offer to acquire SGB Group Plc (SGB) wholly unconditional. Harsco took majority ownership in SGB and subsequently acquired 100% of the shares. SGB, based in the United Kingdom (UK), is one of Europe's largest suppliers of scaffolding, forming and related access products and services. SGB also has operations in North America, the Middle East and the Asia Pacific region. SGB had 1999 sales of 283 million British pounds sterling (approximately $423 million using a December 31, 2000 exchange rate).

In May 2000, the Company completed the acquisitions of Bergslagens Stalservice AB and Bergslagens Suomi Oy (collectively Bergslagens). The two companies provide specialized slag processing and metal recovery services to steel mills in Sweden and Finland, respectively. The two organizations together recorded 1999 sales of nearly $10 million.

In June 2000, the Company completed the sales of Gunness Wharf Limited and Flixborough Wharf Limited, and in March 2000 completed the sale of its natural gas vehicle automotive valve product line.

On April 6, 2000, the Company agreed to invest $20 million for a 49% interest in S3Networks, LLC, a start-up company providing internet and e-business infrastructure consulting services primarily to Fortune 1000 companies. Since the Company is principal provider of initial capital for S3 Network, LLC, the Company records 100% of the net losses to the extent of its initial $20 million investment. As of December 31, 2000 the Company has invested $10 million in S3Networks. There is no obligation for the Company to fund the venture beyond its $20 million investment.

The Company reports information about its operating segments using the "management approach". The management approach is based on the way management organizes the segments within the enterprise for making operating decisions and assessing performance. The Company's reportable segments are identified based upon differences in products, services, and markets served.

The operations of the Company in any one country, except the United States, did not account for more than 10% of sales in 1999 and 1998. In 2000, with the acquisition of SGB, the UK contributed sales of $286.5 million equal to 14% of total sales. No single customer represented 10% or more of the Company's sales during 2000, 1999, and 1998. There are no significant intersegment sales.

(b)    Financial Information about Industry Segments:

Financial information concerning Industry Segments is included in Note 14 to the Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data".

(c)    Narrative Description of Business:

         (1) A narrative description of the businesses by operating segment is as follows:

Infrastructure

Major product classes in this segment are access services and equipment, railway track maintenance services and equipment, and industrial grating and bridge decking products.

The June 2000 acquisition of SGB expands the Company's access services and equipment business to a worldwide level. SGB pioneered the introduction of traditional scaffolding in the UK and is the UK's largest supplier. The Company serves the non-residential construction, infrastructure, and industrial maintenance markets throughout Europe, the Middle East, and Asia with a full range of scaffolding, concrete formwork, shoring, and other construction-related services and products. SGB complements our Patent Construction Systems division's market leadership in North America to deliver total access solutions to customers on a worldwide basis, with increased geographic coverage and one of the broadest portfolios of services and equipment in the industry. Along with steel and aluminum support systems, the Company also provides design engineering services, on-site installation, and equipment management services.

The Company's railway track maintenance services provide high technology comprehensive track maintenance and new track construction support to railroad customers worldwide. The railway track maintenance equipment product class includes specialized track maintenance equipment used by private and government-owned railroads and urban transit systems worldwide. The equipment manufactured by the Company includes a comprehensive range of specially-designed systems used in the construction and maintenance of track and railbeds.

Included within this segment is the manufacture of a varied line of industrial grating products at several plants in North America. The Company produces a full range of riveted, pressure-locked and welded grating in steel, aluminum and fiberglass, used mainly in industrial flooring, safety, and security applications for power, paper, chemical, refining and processing applications. The Company also produces bridge decking and related products for bridge surfaces. The precast and prefabricated panels can arrive at the bridge site ready to be installed, minimizing traffic disruption.

This segment also produces commercial and industrial boilers and hot water heaters, and blenders, dryers and mixers for the chemical and food processing industries.

For 2000, the Infrastructure Segment's percentage of consolidated net sales was 35%.

Mill Services

This segment includes Heckett MultiServ the world's largest provider of outsourced, on-site mill services to the international steel and metals industry. Heckett MultiServ's experience, financial resources, and broad geographic coverage are important qualities to leading metals producers, who increasingly look to Heckett MultiServ's specialized services and technologies to enhance their productivity, product quality, environmental compliance and commercial competitiveness. Heckett MultiServ provides its services on a long-term contract basis, supporting each stage of the metal-making process from initial raw material handling to post-production by-product processing and recycling. Working exclusively as a specialized, high-value services provider, Heckett MultiServ does not trade steel or scrap, or take ownership of its customers' raw materials or finished products. The company's multi-year contracts, with estimated future revenues of $3.5 billion at December 31, 2000, provide Harsco with a substantial financial base of long-term revenues. Heckett MultiServ's geographic reach, more than 160 mills in over 30 countries, and its increasing range of services, provide financial and operating balance.

The Company's flame and on-site recycling technologies along with computerized scrap handling are several examples of the specialized services the Company provides. These highly specialized services and technologies include: scarfing, ferrocut, carbofer, briquetting and scrap management. The Company provides in-plant transportation and other specialized services, including slab management systems, general plant services, and other recycling technology. Other services provided include metal reclamation; slag processing, marketing and utilization; raw material management and handling; by-product recovery and recycling; and finished product handling and transport. Highly specialized recovery and cleaning equipment, installed and operated on the property of steel producers, together with standard material handling equipment are employed to reclaim metal and handle material. The customer uses this reclaimed metal in its steel production process. The nonmetallic residual slag is graded into various sizes at on-site Company-owned processing facilities and then sold commercially. It is used as an aggregate material in asphalt paving applications, railroad ballast and building blocks. Similar services are also provided to non-ferrous metal industries, such as aluminum, copper, and nickel.

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

For 2000, the Mill Services Segment's percentage of consolidated net sales was 38%.

Gas and Fluid Control

The segment's manufacturing and service facilities in the United States, Europe, Australia, Malaysia, and China comprise an integrated manufacturing network for gas containment and control products. This global operating presence and product breadth provide economies of scale and multiple code production capability, enabling the operating group to serve as a single source to the world's leading industrial gas producers and distributors, as well as regional and local customers on a worldwide basis.

Gas containment products include cryogenic gas storage tanks, high pressure and acetylene cylinders, propane tanks and composite vessels for industrial and commercial gases and other products. Gas control products include valves and regulators serving a variety of markets, including the industrial gas, commercial refrigeration, life support, and outdoor recreation industries. Products are used in applications such as scuba diving equipment and outdoor barbecue grills.

The segment also provides custom-designed and manufactured air-cooled heat exchangers, for the oil and gas industry, focusing on natural gas compressor, engine, and turbine applications for both domestic and international locations.

This segment is also a major supplier of industrial pipe fittings and related products for the plumbing, hardware and energy industries.

For 2000, the Gas and Fluid Control Segment's percentage of consolidated net sales was 27%.

   (1) (i) The products and services of Harsco include a number of classes. The product classes that contributed 10% or more as a percentage of consolidated net sales in any of the last three fiscal years are set forth in the following table:

                                                    2000      1999       1998
                                                    ----      ----       ----
         Mill Services                               35%       39%        40%
         Gas Control and Containment Equipment       27%       24%        21%
         Access Services and Equipment               21%       10%         9%

   (1) (ii) New products and services are added from time to time; however, in 2000 none required the investment of a material amount of the Company's assets.

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

   (1) (v) Harsco furnishes building products and materials and certain industrial services that are seasonal in nature. In 2000, such operations accounted for 6% of total sales.

   (1) (vi) The practices of the Company relating to working capital items are similar to those practices of other service providers or manufacturers servicing mainly industrial and commercial markets.

   (1) (vii) No material part of the business of the Company is dependent upon a single customer or a few customers, the loss of any one of which would have a material adverse effect upon the Company.

   (1) (viii) Backlog of orders was $258.9 million and $231.6 million as of December 31, 2000 and 1999, respectively. It is expected that approximately 26% of the total backlog at December 31, 2000, will not be filled during 2001. There is no significant seasonal aspect to the Company's backlog. Backlog for scaffolding, shoring and forming services, and for roofing granules and slag abrasives is not included in the total backlog, because it is generally not quantifiable due to the nature of the products and services provided. Contracts for the Mill Services Segment are also excluded from the total backlog. These contracts have estimated future revenues of $3.5 billion at December 31, 2000.

   (1)(ix) At December 31, 2000, the Company had no material contracts that were subject to renegotiation of profits or termination at the election of the U.S. Government.

   (1) (x) The various businesses in which the Company operates are highly competitive and the Company encounters active competition in all of its activities from both larger and smaller companies who produce the same or similar products or services or who produce different products appropriate for the same uses.

   (1) (xi) The expense for product development activities was $5,714,000, $7,759,000 and $6,977,000 in 2000, 1999, and 1998, respectively.

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

   (1)   (xiii)   As of December 31, 2000, the Company had approximately 19,700 employees.


(d)    Financial Information about Foreign and
       Domestic Operations and Export Sales:

Financial information concerning foreign and domestic operations is included in
Note 14 to the Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data". Export sales totaled $104.6 million and $110.0 million in 2000 and 1999, respectively.

Item 2.       Properties:

Information as to the principal plants owned and operated by the Company is summarized in the following table:

                                                       Floor Space
Location                                               (Sq. Ft.)                Principal Products
--------                                               ---------                ------------------

Infrastructure:

   E. Syracuse, New York                                  48,000                Railroad Equipment
   Ludington, Michigan                                   159,000                Railroad Equipment
   Fairmont, Minnesota                                   312,000                Railroad Equipment
   West Columbia, South Carolina                         224,000                Railroad Equipment
   Brendale, Australia                                    20,000                Railroad Equipment

   Nashville, Tennessee                                  246,000                Grating
   Charlotte, North Carolina                              23,000                Grating
   Madera, California                                     48,000                Grating
   Leeds, Alabama                                         51,000                Grating
   Cheswick, Pennsylvania                                 56,000                Grating
   Channelview, Texas                                     86,000                Grating
   Marlboro, New Jersey                                   30,000                Grating
   Queretaro, Mexico                                      63,000                Grating

   Marion, Ohio                                          135,000                Construction Equipment

   Dosthill, England                                     468,000                Forms
   Thame, England                                        340,000                Cabins and Temporary Buildings

   East Stroudsburg, Pennsylvania                        161,000                Process Equipment

Mill Services:

   Moundsville, West Virginia                             12,000                Roofing Granules/Abrasives
   Drakesboro, Kentucky                                   41,000                Roofing Granules
   Gary, Indiana                                          19,000                Roofing Granules/Abrasives
   Ione, California                                       33,000                Roofing Granules


                                                       Floor Space
Location                                               (Sq. Ft.)                Principal Products
--------                                               ---------                ------------------

Gas and Fluid Control:

   West Jefferson, Ohio                                  148,000                Pipe Fittings
   Crowley, Louisiana                                    172,000                Pipe Fittings
   Houston, Texas                                         26,000                Pipe Fittings
   Chicago, Illinois                                      35,000                Pipe Fittings
   Hamden, Connecticut                                    47,000                Pipe Fittings
   Vanastra, Ontario, Canada                              55,000                Pipe Fittings

   Port of Catoosa, Oklahoma                             131,000                Heat Exchangers
   Sapulpa, Oklahoma                                      83,000                Heat Exchangers

   Lockport, New York                                    104,000                Valve Manufacturing
   Niagara Falls, New York                                66,000                Valve Manufacturing
   Washington, Pennsylvania                              112,000                Valve Manufacturing

   Jesup, Georgia                                         87,000                Propane Tanks
   Jesup, Georgia                                         65,000                Propane Tanks
   Jesup, Georgia                                         63,000                Cryogenic Storage Vessels
   Bloomfield, Iowa                                       48,000                Propane Tanks
   West Jordan, Utah                                      36,000                Propane Tanks
   Fremont, Ohio                                          69,000                Propane Tanks
   Pomona, California                                     56,000                Composite Pressure Vessels
   Gardena, California                                    26,000                Composite Pressure Vessels
   Long Beach, California                                 31,000                Natural Gas Vehicle Systems
   Harrisburg, Pennsylvania                              245,000                Cylinders
   Huntsville, Alabama                                   220,000                Acetylene Tanks
   Theodore, Alabama                                     305,000                Cryogenic Storage Vessels
   Husum, Germany                                         61,000                Cryogenic Storage Vessels
   Shah Alam, Malaysia                                    34,000                Cryogenic Storage Vessels
   Shah Alam, Malaysia                                    29,000                Cylinders
   Beijing, China                                        134,000                Cryogenic Storage Vessels


The Company also operates the following plants which are leased:

                                                                                                           Expiration
                                          Floor Space             Principal                                  Date of
Location                                     (Sq. Ft.)            Products                                    Lease
--------                                  ------------            --------                                 ----------

Infrastructure:

   Nottingham, England                           30,000           Railroad Equipment                        10/23/01

   Danbury, Connecticut                          16,000           Railroad Equipment                        11/30/01

   Cosley, England                              145,000           Steel Access Products                     03/24/19

   Maldon, England                              348,000           Aluminum Access Products                  09/28/17

   DeLimiet, Netherlands                         42,000           Powered Access Equipment                  12/31/04

   Tulsa, Oklahoma                               10,000           Grating                                   04/28/01

Gas and Fluid Control:

   Lansing, Ohio                                 67,000           Pipe Fittings                             01/31/03

   Cleveland, Ohio                               50,000           Brass Castings                            09/30/05


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

                                     PART II


Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters:

Harsco common stock is traded on the New York, Pacific, Boston, and Philadelphia Stock Exchanges under the symbol HSC. At the end of 2000, there were 39,805,172 shares outstanding. In 2000, the stock traded in a range of $31 5/8 - $17 11/16 and closed at $24 11/16 at year-end. At December 31, 2000 there were approximately 18,000 shareholders. For additional information regarding Harsco common stock market price and dividends declared, see the Common Stock Price and Dividend Information under Part II, Item 8, "Financial Statements and Supplementary Data".

Item 6.       Selected Financial Data

FIVE-YEAR STATISTICAL SUMMARY
(ALL DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                           2000 (a)      1999          1998         1997             1996
INCOME STATEMENT INFORMATION                               -------       ----          ----         ----             ----
Net sales (b)                                         $  2,003,387   $ 1,749,888   $ 1,765,546  $ 1,659,729      $ 1,586,108


Income from continuing
   operations before interest,
   income taxes, and minority
   interest                                                192,708       169,736       191,901      179,888          166,057

Income from continuing
operations                                                  96,803        90,713       107,513      100,400           83,903

Income from discontinued defense
business                                                        --            --            --       28,424(c)        35,106

Gain on disposal of discontinued
defense business                                                --            --            --      150,008               --

Net income                                                  96,803        90,713       107,513      278,832          119,009

FINANCIAL POSITION AND CASH FLOW
    INFORMATION

Working capital                                       $    190,236   $   182,439   $   112,619  $   341,160      $   214,519


Total assets                                             2,180,948     1,659,823     1,623,581    1,477,188        1,324,419

Long-term debt                                             774,450       418,504       309,131      198,898          227,385

Total debt                                                 836,745       455,111       363,738      225,375          253,567

Depreciation and amortization                              159,099       135,853       131,381      116,539          109,399

Capital expenditures                                       180,048       175,248       159,816      143,444          150,294

Cash provided by operating activities                      259,448       213,953       189,260      148,541          217,202

Cash provided (used) by investing activities              (459,052)     (194,674)     (233,490)     196,545         (153,225)

Cash provided (used) by financing activities               210,746        (8,928)     (134,324)    (167,249)         (92,944)

RATIOS

Return on net sales (1)                                        4.8%          5.2%          6.1%         6.0%             5.3%

Return on average equity (2)                                  14.7%         13.9%         14.3%        15.1%            14.0%

Return on average assets (3)                                  10.0%         10.7%         12.9%        14.3%            13.7%

Current ratio                                                1.4:1         1.4:1         1.2:1        1.9:1            1.7:1

Total debt to total capital (4)                               55.4%         41.2%         34.7%        22.4%            27.1%

PER SHARE INFORMATION (d)

Diluted - Income from continuing operations           $       2.42   $      2.21   $      2.34  $      2.04      $      1.67


        - Income from discontinued defense business             --            --            --          .58(c)           .70

        - Gain on disposal of discontinued defense
           business                                             --            --            --         3.05               --

 .       - Net income                                          2.42          2.21          2.34         5.67             2.37

Book value                                                   16.94         16.22         16.22        16.64            13.73

Cash dividends declared                                        .945          .91           .885         .82              .77

OTHER INFORMATION

Basic average number of shares outstanding (d)          39,964,228    40,882,153    45,568,256   48,754,212       49,894,515

Diluted average number of shares outstanding (d)        40,021,803    41,017,067    45,910,531   49,191,872       50,317,664

Number of employees                                         19,700        15,700        15,300       14,600           14,200

Backlog (e)                                           $    258,858   $   231,557   $   188,594  $   225,575      $   211,734

FIVE-YEAR STATISTICAL SUMMARY

(a)  Includes SGB Group Plc since date of acquisition.

(b) In order to comply with EITF Issue No. 00-10, all shipping and handling costs have been classified as cost of services sold or as cost of products sold rather than as reductions of sales. Sales for the five years have been reclassified to reflect this change.

(c) Includes income through August 1997 (the measurement date) from the discontinued defense business.

(d) Reflects two-for-one stock split to shareholders of record January 15, 1997.

(e) Excludes the estimated amount of long-term mill service contracts, which had estimated future revenues of $3.5 billion at December 31, 2000.


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

Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations:

LIQUIDITY AND CAPITAL RESOURCES

                                           DECEMBER 31               DECEMBER 31
(DOLLARS ARE IN MILLIONS)                     2000                      1999                    INCREASE
________________________________________________________________________________________________________
Current Assets                             $     726.4               $     612.9                $  113.5
Current Liabilities                              536.2                     430.5                   105.7
________________________________________________________________________________________________________
Working Capital                            $     190.2               $     182.4                $    7.8

Current Ratio                                    1.4:1                     1.4:1

Notes Payable and
   Current Maturities                      $      62.3               $      36.6               $    25.7
Long-term Debt                                   774.4                     418.5                   355.9
________________________________________________________________________________________________________
Total Debt                                       836.7                     455.1                   381.6
Total Equity                                     674.2                     650.1                    24.1
________________________________________________________________________________________________________
Total Capital                              $   1,510.9               $   1,105.2                $  405.7
Total Debt to
   Total Capital                                  55.4%                     41.2%
________________________________________________________________________________________________________

The change in the components of the Company's working capital during 2000 is due principally to the strategic acquisition of SGB Group Plc (SGB) in June 2000. Current assets and current liabilities at December 31, 2000 include SGB amounts of $150.9 million and $110.6 million, respectively.

The Company is continuing its strategic focus on the reduction of capital employed including inventory and receivable levels. As a result of this focus, excluding acquisitions, in 2000 the Company reduced accounts receivable by $15.9 million and inventories by $9.4 million.

Long-term debt increased in 2000 principally as a result of financing the acquisitions of SGB, Bergslagens Stalservice AB and Bergslagens Suomi Oy (collectively Bergslagens), and to a lesser extent, capital investments. In October 2000, the Company financed the SGB acquisition with 200 million of British pound sterling 7.25% notes issued at 98.463% (approximately $294.1 million using the December 31, 2000 foreign exchange rate). The Bergslagens acquisition was financed by a private placement bond issued in June 2000.

Capital investments in 2000 were a record $180.0 million. These investments were made for new mill services contracts, for SGB access equipment, other business growth initiatives and for productivity improvements.

The strategic acquisitions, capital investments and cash dividends, paid at the same or increased rates for the 203rd consecutive quarter in February 2001, demonstrate the Company's continued commitment to creating shareholder value.


                                                          FOR THE YEAR ENDED DECEMBER 31
CASH UTILIZATION:                                         ------------------------------
(IN MILLIONS)                      2000           1999           1998           1997        1996
________________________________________________________________________________________________
Strategic Acquisitions            $302.5        $  48.9         $158.3       $    8.5    $  21.1
Share Repurchases                    7.9           71.9          169.3          113.2       30.7
Cash Dividends                      37.6           37.0           40.3           39.1       37.9
Capital Investments                180.0          175.2          159.8          143.4      150.3
________________________________________________________________________________________________
Total                             $528.0         $333.0         $527.7         $304.2     $240.0
________________________________________________________________________________________________

The Company's debt as a percent of total capital increased as a result of the debt incurred to finance the strategic acquisitions. Also contributing to the change is a $28.3 million decrease in equity from foreign currency translation adjustments. These adjustments are principally due to a 6% decrease in the translated value of the euro, an 8% decrease in the British pound sterling and a 19% decrease in the South African rand from December 31, 1999 to December 31, 2000. To improve the debt to capital ratio, the Company has initiated a debt reduction program that is further described later in this section.

FINANCIAL STATISTICS FOR THE YEAR ENDED DECEMBER 31

                                                                 2000                            1999
                                                                 ----                            ----
Harsco stock price high-low                                 $31.63 - $17.69                 $34.38 - $23.06

Return on average equity                                        14.7%                           13.9%
Return on average assets                                        10.0%                           10.7%
Return on average capital                                        9.6%                           10.0%

Higher return on average equity is due to increased income in 2000 compared with 1999. Lower returns on average assets and average capital are due to the effect of the recent SGB acquisition which increased total assets and capital. The company's book value per share increased to $16.94 per share at December 31, 2000 from $16.22 at December 31, 1999 due principally to an increase in retained earnings resulting from increased income that was partially offset by foreign currency translation adjustments. These adjustments are recorded as part of other comprehensive income (expense).

In the first quarter of 2001, the Company engaged Stern Stewart & Co. to assist in the implementation of the Economic Value Added (EVA(R)) measurement and management system. The EVA(R) program will result in a worldwide focus by employees to add shareholder value by increasing the return on capital.




(IN MILLIONS)                            2000          1999         1998
------------                             ----          ----         ----
NET CASH PROVIDED BY OPERATIONS:        $259.4        $214.0       $189.3

Cash provided by operations in 2000 was a record $259.4 million, $45.4 million greater than in 1999. The increase in cash is due principally to the timing of receipts and payments for accounts receivable and accounts payable of $46.0 million and $11.4 million, respectively. Also affecting cash from operations was an increase in income before depreciation and amortization of $29.3 million and a $22.6 million increase in deferred income taxes. Partially offsetting these favorable variances was a $46.2 million use of cash related to other assets and liabilities and a $15.0 million variance related to the timing of payments for inventories. The decrease in other assets and liabilities is principally due to decreases in accrued taxes, payments related to facilities discontinuance and reorganizations including acquisitions, reduction of advance payments on contracts, and decreases in other current liabilities.

The Company has a U.S. commercial paper borrowing program under which it can issue up to $350 million of short-term notes in the U.S. commercial paper market. In addition, the Company has a three billion Belgian franc commercial paper program, equivalent to approximately U.S. $70 million at December 31, 2000. The Belgian program provides the capacity for the Company to borrow euros to fund its European operations more efficiently. The Company limits the aggregate commercial paper and syndicated credit facility borrowings at any one time to a maximum $350 million. At December 31, 2000, the Company had $216.8 million of U.S. commercial paper debt outstanding, and $52.0 million of commercial paper debt outstanding under the Belgian program.

In September 2000, the Company renewed its revolving credit facility in the amount of $350 million through a syndicate of 13 banks. This facility serves as back-up to the Company's U.S. commercial paper program. The facility is in two parts. One part amounts to $131,250,000 and is referred to as a 364-day credit agreement that extends maturity of any borrowings for up to two years. The second part is for $218,750,000 and is referred to as a 5-year credit agreement, that extends the maturity date of the facility for up to five years. As of December 31, 2000, there were no borrowings outstanding under this facility.

Subsequent to December 31, 2000, the Company executed two $50 million credit facility agreements with European-based banks. Borrowings under these facilities, which expire in December 2001 and January 2002, are available in Eurocurrencies or U.S. dollars and will be primarily used to finance the Company's European operations. Borrowings outstanding at expiration may be repaid over the succeeding 4 years. Interest rates are based upon LIBOR plus a margin.

A Form S-3 shelf registration is on file with the Securities and Exchange Commission for the possible issuance of up to an additional $200 million of new debt securities, preferred stock or common stock.

Due to the Company's increased debt level resulting from the SGB acquisition, Standard & Poor's and Fitch lowered the Company's credit ratings slightly. Moody's ratings were unchanged. The Company's outstanding long-term notes are now rated A- by Standard & Poor's, A- by Fitch and A-3 by Moody's. The Company has undertaken a debt reduction program that includes working capital reductions through process improvements and the use of software tools, divestitures of non-core businesses and non-performing assets, and a complete reevaluation of the capital expenditure program. These actions are expected to enable the company to reduce debt levels in 2001.

The Company's financial position and debt capacity should enable it to meet current and future requirements. As additional resources are needed, the Company should be able to obtain funds readily and at competitive costs. The Company is positioned to continue to invest strategically in high-return projects and acquisitions, and to pay cash dividends as a means to enhance shareholder value. In the near-term, the Company intends to use future discretionary cash flow principally for debt reduction.

RESULTS OF OPERATIONS
2000 COMPARED WITH 1999

                                                                               AMOUNT           PERCENT
(DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE)      2000             1999         INCREASE        INCREASE
------------------------------------------       ----             ----         --------         --------
Revenues                                       $2,004.7         $1,751.0        $253.7            14%
Operating income                                  194.7            166.7          28.0            17
Net income                                         96.8             90.7           6.1             7
Diluted earnings per common share                  2.42             2.21           .21            10

SUMMARY ANALYSIS OF RESULTS

The Company's revenues, operating income, operating income margin, net income and diluted earnings per share improved in 2000 compared with 1999. Results improved despite the negative impact on sales and earnings of the foreign currency translation effect of the strong U.S. dollar, the sale of six non-core businesses in 1999 and 2000 and the unfavorable effect of higher energy costs. On a comparative basis with 1999, the unfavorable effects of foreign currency translation reduced the Company's 2000 revenues and net income by approximately $45 million and $4.8 million, respectively. Net income in 2000 benefited from a lower effective income tax rate, principally on international earnings.

Sales and operating income for 2000 benefited significantly from the results of the SGB acquisition in the second quarter of 2000 and the Pandrol Jackson acquisition in the fourth quarter of 1999. Increased sales and income were due in part to increased demand for services from the Company's worldwide mill services business, which generates approximately 75% of its revenues from outside the United States. Improved performance from the non-U.S. mill services operations allowed the Company to post increased results in 2000, despite a second half slowdown in the domestic steel industry. Additionally, increased demand for services and products in the domestic non-residential construction market favorably affected sales and income.

Sales for most product lines in the Gas and Fluid Control Segment were below 1999 levels due to reduced demand and competitive pricing restraints due to a significant slowdown in the manufacturing sector in the fourth quarter of 2000. Additionally, the disposition of three non-core businesses contributed to the decrease in sales. The decrease in sales, as well as higher product cost of sales, resulted in lower operating income for the Gas and Fluid Control Segment.

Interest expense in 2000 was significantly greater than in 1999, principally as a result of increased debt used to finance the SGB and Pandrol Jackson acquisitions. This increase offset a significant portion of the operating income increase.

COMPARATIVE ANALYSIS OF CONSOLIDATED RESULTS

REVENUES

Revenues for 2000 were significantly above those recorded in 1999. Sales increased principally due to the addition of acquired companies. The improvement also resulted from increased demand in mill services and non-residential construction markets in the United States. Sales decreased in the United States for railway track maintenance contract services and equipment (excluding acquisitions) as well as for products in the Gas and Fluid Control Segment. These decreases principally resulted from softening demand due to high energy costs and the unfavorable effects of a fourth quarter 2000 economic slowdown in the United States manufacturing sector. Excluding the unfavorable foreign currency translation effect of the strengthening U.S. dollar, particularly relative to the euro, revenues increased by more than 17%.

COST OF SALES AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Cost of services and products sold increased, but at a lower rate than the increase in revenues, despite a significant increase in energy costs. Selling, general and administrative expenses increased due to the costs related to acquired companies. The Company's continuing cost reduction, process improvement and reorganization efforts slowed the growth rate of these costs. Excluding the net effects of business acquisitions and dispositions, selling, general and administrative expenses decreased approximately 3%.

On a comparative basis, 2000 was unfavorably affected by higher product costs of $8 million due to LIFO inflation. This was offset by a one-time employee benefit plan change that reduced pre-tax costs by approximately $5.3 million, and by lower pension costs.

OTHER INCOME AND EXPENSES

In 2000, the Company incurred $1.3 million of net other expenses compared to $6 million in 1999. This income statement classification principally includes impaired asset write-downs, employee termination benefit costs and costs to exit activities, offset by net gains on the disposal of non-core assets. The decreased net expenses for 2000 principally results from a $3.8 million increase in net gains from asset disposals.

INTEREST EXPENSE

Interest expense in 2000 was higher than in 1999 due principally to additional borrowings as a result of business acquisitions, principally SGB and Pandrol Jackson. Higher interest rates also contributed to the increase.

PROVISION FOR INCOME TAXES

The effective income tax rate for 2000 was 31.5% versus 35% for 1999. The reduction in the income tax rate is due principally to lower rates on international earnings.

NET INCOME AND EARNINGS PER SHARE

Net income of $96.8 million and diluted earnings per share of $2.42 were above 1999 due to the factors previously disclosed.

SEGMENT ANALYSIS

INFRASTRUCTURE SEGMENT

                                                                                  AMOUNT       PERCENT
(DOLLARS ARE IN MILLIONS)                     2000                1999           INCREASE     INCREASE
 -----------------------                      ----                ----           --------     --------
Sales                                        $703.6              $432.5            $271.1       63%
Operating income                               62.3                41.2              21.1       51
Segment net income                             26.1                22.5               3.6       16

The significant increase in sales and operating income of the Infrastructure Segment for 2000 is due to the acquisition of SGB in the second quarter of 2000 and Pandrol Jackson in the fourth quarter of 1999. The acquisitions resulted in increased sales of scaffolding, shoring, and forming services and railway track maintenance contracting services and equipment.

Excluding acquisitions, the operating income of the Infrastructure Segment decreased by $7.7 million in 2000. The decrease reflects reduced demand for railway track maintenance contracting services and equipment. This was experienced particularly in the United States where the Company's customers were confronted with a manufacturing sector economic slowdown in the fourth quarter of 2000 as well as significantly higher energy costs. Railroad customers delayed the purchase of equipment and deferred their maintenance programs for most of the year. Additionally, a pre-tax non-recurring asset write-down of $3.0 million was incurred in the third quarter of 2000 for the railway track maintenance business. Despite higher sales, operating income for the grating product line decreased due to higher material costs. The decrease in the Segment's operating income excluding acquisitions was partially offset by improved income for scaffolding services due to a continuing strong United States non-residential construction market.

Net income of the Infrastructure Segment increased due to the conditions previously discussed.

MILL SERVICES SEGMENT

                                                                               AMOUNT            PERCENT
(DOLLARS ARE IN MILLIONS)               2000                  1999            INCREASE          INCREASE
 -----------------------                ----                  ----            --------          --------
Sales                                $  757.4                $737.8             $19.6               3%
Operating income                         92.6                  78.2              14.4              18
Segment net income                       58.5                  45.1              13.4              30

Sales of the Mill Services Segment in 2000 were above 1999 despite the unfavorable effect of foreign exchange translation and the disposition of two non-core businesses. Excluding these factors and the effects of an acquisition, sales increased by 10% in 2000. However, by year-end 2000 an oversupply of steel in the United States and Canada, due principally to a high level of imports, unfavorably affected prices, shipments and the profitability of many steel mills; consequently the demand for mill services began to decline and sales began to decrease. Economic conditions in the steel industry are forecasted to improve by the second half of 2001.

Operating income of the Mill Services Segment for 2000 was significantly above 1999. The increase reflects the improved operating and economic environment for mill services in the first half of 2000 and the favorable effects of continuous process improvement programs and reorganization efforts that more than offset significantly higher energy costs. Excluding the unfavorable foreign currency translation effect of the strong U. S. dollar, the disposition of two non-core businesses and a business acquisition, operating income increased by approximately 28%.

Net income of the Harsco Mill Services Segment for 2000 was also significantly above 1999. The increase reflects the conditions previously discussed. Additionally, a lower effective income tax rate in 2000 favorably affected international earnings.

GAS AND FLUID CONTROL SEGMENT

                                                                                  AMOUNT            PERCENT
(DOLLARS ARE IN MILLIONS)                2000                  1999             (DECREASE)        (DECREASE)
 -----------------------                 ----                  ----              --------          --------
Sales                                   $542.4                $579.6               $(37.2)           (6)%
Operating income                          41.1                  47.5                 (6.4)          (13)
Segment net income                        23.9                  27.0                 (3.1)          (11)

The decrease in 2000 sales of the Harsco Gas and Fluid Control Segment is due principally to reduced demand and to competitive pricing restraints for most product lines, as well as the disposition of three non-core businesses. The decreases in operating income and net income reflect the unfavorable effect of lower sales which more than offset net gains associated with the sale of non-core businesses. Additionally higher manufacturing production costs contributed to the decrease in income.

SERVICES AND ENGINEERED PRODUCTS ANALYSIS

The Company is a diversified services and engineered products company. Over the last several years management has transformed the Company into a global services company. This is evidenced by recent acquisitions of service companies and related capital equipment. Sales, operating income and EBITDA for 2000 and 1999 are presented in the following table:




(DOLLARS ARE IN MILLIONS)                                            2000                                 1999
------------------------                                    AMOUNT         PERCENT               AMOUNT         PERCENT
                                                            ------         ------                ------         ------
SALES
Services                                               $    1,140.9          57%            $      866.8          50%

Engineered products                                           862.5          43                    883.1          50
                                                         ----------          --               ----------        ----

    Total sales                                        $    2,003.4         100%            $    1,749.9         100%
                                                        ===========         ====             ===========        ====

OPERATING INCOME
Services                                               $      122.7          63%            $       84.9          51%

Engineered products                                            73.3          37                     82.0          49
                                                         ----------          --               ----------          --

    Total segment operating income                     $      196.0         100%            $      166.9         100%
                                                        ===========         ====             ===========        ====

EBITDA*
Services                                               $      248.0          71%            $      191.1          63%

Engineered products                                           103.3          29                    110.3          37
                                                         ----------        -----              ----------        ----

    Total segment EBITDA                               $      351.3         100%            $      301.4         100%
                                                        ===========         ====             ===========         ====

* Earnings before interest, income taxes, depreciation and amortization (EBITDA) is not a measure of performance under generally accepted accounting principles, however, the Company and the investment community consider it an important calculation.

Service sales, operating income and EBITDA in 2000 increased significantly from 1999. The increase reflects the effects of acquired companies, principally SGB and Pandrol Jackson, as well as improved economic conditions in certain markets served by the company.

Operating income for 2000 for engineered products was down from 1999 due to reduced margins for certain products, principally grating and industrial fittings.

RESULTS OF OPERATIONS
1999 COMPARED WITH 1998


                                                                                                       AMOUNT             PERCENT
(DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE)                           1999             1998          (DECREASE)         (DECREASE)
 -----------------------------------------                            ----             ----           --------           --------
Revenues                                                            $1,751.0          $1,766.1          $(15.1)           (1)%
Operating income                                                       166.7             190.5           (23.8)           (12)
Net income                                                              90.7             107.5           (16.8)           (16)
Diluted earnings per common share                                        2.21              2.34            (.13)           (6)

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

Soft market conditions in the industrial gas and oil industries contributed to lower results for 1999. However, the significant increase in crude oil prices that was experienced in late 1999 contributed to improved results for the second half. The Company's order backlog in the Gas and Fluid Control Segment as of December 31, 1999 was 27% higher than as of December 31, 1998, reflecting improved business conditions.

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

COMPARATIVE ANALYSIS OF CONSOLIDATED RESULTS

REVENUES
Revenues for 1999 were $1.75 billion, slightly below 1998. The decrease reflects principally the unfavorable effects of market conditions in the steel, oil and gas industries during the first six months of 1999. Improvements in market conditions in the second half of 1999, as well as higher sales from acquisitions, net of dispositions of non-core businesses, partially offset the lower sales reported in the first six months of 1999. Excluding the adverse foreign exchange translation effect of the strengthening U.S. dollar, particularly relative to the Brazilian real, the euro, the South African rand and the British pound, revenues exceeded 1998.

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

OTHER INCOME AND EXPENSES

In 1999, the Company incurred $6.0 million of other expenses compared to $4.3 million of other income in 1998. This income statement classification principally includes impaired asset write-downs, employee termination benefit costs and costs to exit activities, offset by net gains on the disposal of non-core assets.

Expenses for 1999 included $2.9 million of impaired asset write-downs, principally for the Company's investment in Bio-Oxidation Services Inc. which is included in the Gas and Fluid Control Segment. Additionally, $2.9 million of expense was incurred for employee termination benefits principally in the Mill Services Segment related to arrangements which included operations in France and the United Kingdom. In 1999, the Company did not benefit from any large gains related to either the sale of non-core businesses or redundant facilities or equipment.

Other income for 1998 included a pre-tax net gain of $27 million recorded on the October 1998 sale of the Nutter Engineering unit of the Gas and Fluid Control Segment. This was substantially offset by $14.4 million of impaired asset write-downs including $6.1 million for the Company's investment in Bio-Oxidation Services Inc., as well as $6.1 million for principally buildings and equipment in the Mill Services Segment related primarily to the Company's operation in Russia. Also during 1998, $6.5 million of employee termination benefit expense was incurred principally in the Mill Services Segment, primarily in South Africa, United States, France and Germany.

EMPLOYEE TERMINATION BENEFIT COSTS AND PAYMENTS

(IN MILLIONS)                                                   SUMMARY OF ACTIVITY
------------                                                    -------------------
Original reorganization action period                           1999           1998

Employee termination benefits expense                           $2.9            $6.5

Disbursements:
       In 1998                                                      -           (2.4)
       In 1999 (1)                                               (1.8)          (3.3)
             Total disbursements                                 (1.8)          (5.7)
       Other                                                       -            (0.4)
             Remaining payments as of
             December 31, 1999 (2)                               $1.1           $0.4

(1) - Disbursements in 1999 are categorized according to the original reorganization action period to which they relate (1999 or 1998).

(2) - Remaining payments are categorized according to the original reorganization action period to which they relate (1999 or 1998).

EMPLOYEE TERMINATIONS - NUMBER OF EMPLOYEES

                                                                  SUMMARY OF ACTIVITY
                                                                  -------------------
Original reorganization action period                              1999          1998

Employees affected by new reorganization actions                    220            670

Employee terminations:

       In 1998                                                        -           (349)
       In 1999                                                     (172)          (352)
             Total terminations                                    (172)          (701)
       Other                                                         (9)            35
             Remaining terminations as of
             December 31, 1999                                       39              4

INTEREST EXPENSE

The Company's defense business was sold in the fourth quarter of 1997. This resulted in $344 million of pre-tax cash proceeds. The availability of a substantial portion of this cash in 1998 resulted in additional interest income, as well as reduced interest expense compared to 1999. Additionally, interest expense for 1999 was higher than 1998 as a result of increased borrowings for record capital investments, the Company's share repurchase program and an acquisition in the fourth quarter of 1999. Capital investments, $175.2 million in 1999, were made for new mill services contracts, other business growth initiatives, information technology, new processes, and productivity improvements.

PROVISION FOR INCOME TAXES

The effective income tax rate for 1999 was 35% versus 37.5% for 1998. The reduction in the income tax rate is due principally to lower effective income tax rates on domestic earnings.

NET INCOME AND EARNINGS PER SHARE

Net income of $90.7 million was below 1998. Diluted earnings per common share were $2.21, down from $2.34 in 1998.

SEGMENT ANALYSIS

INFRASTRUCTURE SEGMENT

                                                                                                AMOUNT            PERCENT
(DOLLARS ARE IN MILLIONS)                                    1999             1998             INCREASE          INCREASE
 -----------------------                                     ----             ----             --------          --------
Sales                                                     $   432.5       $   399.2              $33.3                8%
Operating income                                               41.2            32.9                8.3               25
Segment net income                                             22.5            18.6                3.9               21

The Infrastructure Segment's sales for 1999 exceeded 1998 due to increased sales of scaffolding, shoring and forming services, as well as sales of railway track maintenance equipment and contracting services which included the effect of an acquisition in the fourth quarter of 1999.

Operating income of the Infrastructure Segment was significantly above 1998. Excluding other income and expenses, operating income was $41.2 million compared to $34.8 million in 1998. The increase was due principally to improved margins on sales of grating products and, to a lesser extent, higher income for scaffolding, shoring and forming services. Additionally, the fourth quarter of 1998 included $2.9 million of principally inventory valuation adjustments due to a reorganization of the grating products business.

Segment net income was above 1998 due principally to improved margins on sales of grating products. Additionally, increased income was recorded for scaffolding, shoring and forming services. Excluding other income and expenses, net income in 1999 was $22.5 million compared to $19.9 million in 1998.



MILL SERVICES SEGMENT

                                                                                                  AMOUNT            PERCENT
                                                                                                INCREASE          INCREASE
(DOLLARS ARE IN MILLIONS)                                      1999              1998           (DECREASE)        (DECREASE)
 -----------------------                                       ----              ----            --------          --------
Sales                                                           $737.8         $ 761.1           $(23.3)               (3)%
Operating income                                                  78.2            82.9             (4.7)               (6)
Segment net income                                                45.1            43.3              1.8                 4

Sales of the Mill Services Segment were below 1998. The inclusion of sales from an acquired company for the full year 1999 was partially offset by the 1998 disposition of a non-core business. The decrease also reflects the unfavorable effects of foreign exchange translation and overcapacity in the steel industry which adversely affected worldwide steel prices and production. This is particularly true in the United States where the steel industry filed complaints with the government due to alleged unfairly low-priced imports. Lower steel production adversely affected volume and margins at most steel mills in the United States including many of the Company's customers. However, during the last six months of 1999, steel production and capacity utilization in the United States trended upwards reflecting the highest levels since the second quarter of 1998. Additionally, certain other key countries in which the Company conducts business also experienced upward trends in steel production in 1999. The Mill Services Segment fourth quarter 1999 results reflected this trend as revenues and income, excluding other income and expenses, exceeded the same period of 1998.

Operating income of the Mill Services Segment was below 1998. Results in 1998 included other expenses of $6.5 million of pre-tax, non-cash write-downs of assets, principally property, plant and equipment and $4.9 million of employee termination benefit costs. Excluding other income and expenses, operating income was $81.5 million in 1999 compared to $95.0 million in 1998.

The decrease in income for 1999 reflected the adverse effects of lower steel production and prices in the first half of 1999. Results for 1999 include a foreign currency transaction gain in Brazil, while in 1998, net foreign currency translation exchange losses were incurred. The transaction gain in Brazil partially offset the net unfavorable foreign currency impact associated with translation of the results of operations of the Mill Services Segment.

Net income of the Mill Services Segment was above 1998. Excluding other income and expenses, net income in 1999 was $47.3 million compared to $50.8 million in 1998, reflecting the conditions previously disclosed.

GAS AND FLUID CONTROL SEGMENT


                                                                                                AMOUNT            PERCENT
(DOLLARS ARE IN MILLIONS)                                     1999             1998           (DECREASE)         DECREASE)
 -----------------------                                      ----             ----            --------          --------
Sales                                                         $579.6           $605.2            $(25.6)             (4)%
Operating income                                                47.5             72.3             (24.8)            (34)
Segment net income                                              27.0             40.9             (13.9)            (34)

Sales of the Gas and Fluid Control Segment decreased from 1998. The inclusion of a full year's sales of three acquired companies was more than offset by lower sales of process equipment due in part to the disposition of three non-core businesses. Reduced sales of gas control and containment equipment and process equipment also reflected decreased demand in the industrial gas and oil industries. In late 1999, these industries were favorably affected by rising crude oil prices.

Operating income of the Gas and Fluid Control Segment was below 1998 principally due to the inclusion in 1998 of gains on the disposal of two businesses. Excluding other income and expenses, operating income was $50.0 million in 1999 compared to $54.1 million in 1998. The decrease reflected the adverse effects of reduced demand from customers in the industrial gas and oil industries.

Segment net income was below 1998 principally due to the inclusion in 1998 of gains on the disposal of two businesses. Net income for 1999 was adversely affected, but to a lesser extent than 1998, by valuation provisions related to the write-down of assets held for disposal. Excluding other income and expenses, net income in 1999 was $28.6 million compared to $30.0 million in 1998.

SERVICES AND ENGINEERED PRODUCTS ANALYSIS

In addition to the segment reporting previously presented, the Company is a services and engineered products company. Total service sales include mill services, as well as scaffolding, shoring, and forming services and railway track maintenance services. Engineered products principally include product sales of the Infrastructure and the Gas and Fluid Control Segments.

(DOLLARS ARE IN MILLIONS)                                        1999                                  1998
------------------------                                         ----                                  ----
                                                         AMOUNT          PERCENT               AMOUNT          PERCENT
SALES                                                    ------          -------               ------          -------
-----
Services                                            $      866.8              50%          $       870.0           49%

Engineered Products                                        883.1              50                   895.5           51
                                                        --------        --------               ---------     --------

    Total sales                                        $ 1,749.9             100%          $     1,765.5          100%
                                                        ========        ========                 =======     ========

OPERATING INCOME
Services                                            $       84.9              51%          $        78.8           42%

Engineered Products                                         82.0              49                   109.3           58
                                                        --------        --------               ---------     --------

    Total segment operating income                  $      166.9             100%          $       188.1          100%
                                                      ==========        ========             ===========     ========

Services operating income in 1999 was $84.9 million compared with $78.8 million in 1998. Excluding losses and impaired asset write-downs associated with the medical waste disposal service business, services operating income was $87.2 million and $88.6 million for 1999 and 1998, respectively.

Operating income for engineered products in 1998 included a pre-tax net gain of $27 million.

ECONOMIC ENVIRONMENT

The Company has currency exposures for its international operations which are subject to volatility, such as the foreign exchange fluctuations relative to the U.S. dollar experienced for the euro and British pound sterling in 2000 and for the Brazilian real and the euro in 1999. Such exposures may result in reduced sales, income, and cash flows. The aforementioned situations are not expected to have a material adverse impact on the Company's financial position or results of operations. However, these and similar risks could result in a material impact on the Company's financial position or results of operations in the future, if the currencies would continue to weaken in relation to the U.S. dollar. Balance sheet translation adjustments for the European and Brazilian operations generally do not affect results of operations.

In the second half of 2000 the worldwide steel industry experienced selling price reductions and production curtailments at many steel producers, particularly in the United States. The United States steel industry was unfavorably affected by imports of low-priced foreign steel and a worldwide oversupply of steel. In 2000, United States steel imports were second only to the crisis year of 1998. Certain steel producers, including certain Company customers, were forced to file for bankruptcy protection. There is a risk that the Company's future results of operations or financial condition could be adversely affected if the steel industry's problems were to continue. This risk is mitigated since approximately 75% of the Company's mill services sales are generated outside the United States. The Mill Services Segment provides services at steel mills throughout the world. The future financial impact on the Company associated with these risks cannot be estimated.

RESEARCH AND DEVELOPMENT

The Company invested $5.7 million in internal research and development programs in 2000. Internal funding for the Infrastructure Segment amounted to $3.0 million, principally for railway track maintenance equipment and services. Expenditures for the Mill Services and Gas and Fluid Control Segments were $2.0 million and $0.7 million, respectively.

BACKLOG

As of December 31, 2000, the Company's order backlog, exclusive of long-term mill services contracts, was $258.9 million compared with $231.6 million as of December 31, 1999, a 12% increase. The Infrastructure Segment order backlog at December 31, 2000 was $181.7 million, an increase of 20% over the December 31, 1999 backlog of $151.6 million. This increase is principally due to an increase in railway track maintenance equipment and services. Backlog for scaffolding, shoring and forming services of the Infrastructure Segment is excluded from the reported amounts. These amounts are generally not quantifiable due to the nature of the products and services provided.

Mill services contracts have estimated future revenues of $3.5 billion at December 31, 2000, which is slightly below the $3.6 billion at December 31, 1999, principally due to the effect of foreign currency translations.

DIVIDEND ACTION

The Company paid four quarterly cash dividends of $.235 per share in 2000, for an annual rate of $.94. This is an increase of 4.4% from 1999. At the November 2000 meeting, the Board of Directors increased the dividend 2.1% to an annual rate of $.96 per share. The Board normally reviews the dividend rate periodically during the year and annually at its November meeting. There are no material restrictions on the payment of dividends.

The Company is proud of its history of paying dividends. The Company has paid dividends each year since 1939. The February 2001 payment marked the 203rd consecutive quarterly dividend paid at the same or at an increased rate. During the five-year period ended December 31, 2000, dividends paid were increased five times. In 2000, the dividend payout rate was 39%. The Company is philosophically committed to maintaining or increasing the dividend at a sustainable level.

FORWARD LOOKING STATEMENTS

The nature of the Company's operations and the many countries in which it operates subject it to changing economic, competitive, regulatory, and technological conditions, risks, and uncertainties. In accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary remarks regarding important factors which, among others, could cause future results to differ materially from the forward-looking statements, expectations, and assumptions expressed or implied herein. These include statements about our management confidence and strategies for performance; expectations for new and existing products, technologies, and opportunities; and expectations for market segment and industry growth, sales, earnings, and other financial performance measures.

These factors include, but are not limited to: (1) changes in the worldwide business environment in which the Company operates, including general economic conditions, particularly in the mill services, infrastructure and industrial gas markets; currency exchange rates; interest rates; and capital costs; (2) changes in governmental laws and regulations, including taxes; (3) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services, and technologies; (4) effects of unstable governments and business conditions in emerging economies; and (5) other risk factors listed from time to time in the Company's SEC reports. The Company does not intend to update this information and disclaims any legal liability to the contrary.

Item 7A.  Quantitative And Qualitative Disclosures About Market Risk

The Company is exposed to foreign currency risk in its international operations. The Company conducts business in thirty-eight countries and approximately 42%, 36% and 37% of the Company's net revenues for the years ended December 31, 2000, 1999 and 1998, respectively, were derived from the Company's operations outside the United States. The June 2000 SGB acquisition has increased the Company's foreign currency exposure. In 2000, the British pound sterling decreased 8% and the euro declined 6% in relation to the U.S. dollar. These and other foreign currency exposures increase the risk of income statement, balance sheet and cash flow volatility.

To illustrate the effect of foreign currency exchange rate changes due to the strengthening of the U.S. dollar, in 2000 sales would have been approximately 2.2% or $45 million greater using the average exchange rates for the year 1999. A similar comparison for the year 1999 would have increased sales approximately 2.5% if the average exchange rates for 1998 would have remained the same in 1999.

The Company seeks to reduce exposures to foreign currency fluctuations through the use of forward exchange contracts. At December 31, 2000, these contracts amounted to $3.1 million and all mature within 2001. The Company does not hold or issue financial instruments for trading purposes, and it is the Company's policy to prohibit the use of derivatives for speculative purposes.

The Company's cash flows and earnings are subject to changes in interest rates. Total debt of $836.7 million as of December 31, 2000 had interest rates ranging from 3.7% to 12.1%, of which approximately 54% were at fixed rates of interest. The weighted average interest rate of total debt was approximately 6.7%. At current debt levels, a one percentage increase in interest rates would increase interest expense by approximately $3.8 million per year.

For additional information, see Note 13, Financial Instruments, to the Consolidated Financial Statements under Item 8, "Financial Statements and Supplementary Data."

On April 6, 2000, the Company agreed to invest $20 million for a 49% interest in S3Networks, LLC, a start-up company providing internet and e-business infrastructure consulting services primarily to Fortune 1000 companies. This investment is subject to market risks inherent in any start-up company. Such risks include the ability to develop a revenue base sufficient to offset fixed expenses; the ability to hire and retain qualified employees; the ability to secure market share from established companies, etc. Since the Company is the principal provider of initial capital for S3Network, LLC, the Company records 100% of the net losses to the extent of its initial $20 million investment. The Company recorded $3.4 million of such pre-tax losses during 2000. There is no obligation for the Company to fund the venture beyond its $20 million investment.

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

                                     PART II

Item 8.       Financial Statements and Supplementary Data:

Index to Consolidated Financial Statements and Supplementary Data

                Consolidated Financial Statements of
                  Harsco Corporation:                                                          Page
                                                                                               ----

                  Report of Independent Accountants                                             30

                  Consolidated Balance Sheet
                    December 31, 2000 and 1999                                                  31

                  Consolidated Statement of Income
                    for the years 2000, 1999, and 1998                                          32

                  Consolidated Statement of Cash Flows
                     for the years 2000, 1999, and 1998                                         33

                  Consolidated Statement of Shareholders'
                    Equity for the years 2000, 1999, and 1998                                   34

                  Consolidated Statement of Comprehensive
                    Income for the years 2000, 1999, and 1998                                   35

                  Notes to Consolidated Financial Statements                                   36-77

                Supplementary Data:

                  Two-Year Summary of Quarterly Results (Unaudited)                             78

                  Common Stock Price and Dividend Information                                   79

                                                                          REPORT
                                                      OF INDEPENDENT ACCOUNTANTS




To the Shareholders of Harsco Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity, comprehensive income and cash flows present fairly, in all material respects, the financial position of Harsco Corporation and Subsidiary Companies at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
January 30, 2001

HARSCO CORPORATION
CONSOLIDATED BALANCE SHEET


(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

DECEMBER 31                                                                         2000               1999
                                                                                -----------        -----------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                  $    56,422        $    51,266
     Accounts receivable, net                                                       413,654            331,123
     Inventories                                                                    199,117            172,198
     Other current assets                                                            57,222             58,368
                                                                                -----------        -----------
              TOTAL CURRENT ASSETS                                                  726,415            612,955
                                                                                -----------        -----------

Property, plant and equipment, net                                                  896,781            671,546
Cost in excess of net assets of businesses acquired, net                            369,199            258,698
Other assets                                                                        188,553            116,624
                                                                                -----------        -----------
              TOTAL ASSETS                                                      $ 2,180,948        $ 1,659,823
                                                                                ===========        ===========

LIABILITIES
CURRENT LIABILITIES
     Short-term borrowings                                                      $    47,676        $    32,014
     Current maturities of long-term debt                                            14,619              4,593
     Accounts payable                                                               192,148            132,394
     Accrued compensation                                                            46,591             46,615
     Income taxes                                                                    34,783             44,154
     Dividends payable                                                                9,553              9,417
     Other current liabilities                                                      190,809            161,329
                                                                                -----------        -----------
              TOTAL CURRENT LIABILITIES                                             536,179            430,516
                                                                                -----------        -----------

Long-term debt                                                                      774,450            418,504
Deferred income taxes                                                                88,480             52,932
Insurance liabilities                                                                46,988             37,097
Other liabilities                                                                    60,672             70,653
                                                                                -----------        -----------
              TOTAL LIABILITIES                                                   1,506,769          1,009,702
                                                                                -----------        -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, Series A junior participating cumulative preferred stock                --                 --
Common stock, par value $1.25, issued 66,309,651 and 66,221,544
     shares as of December 31, 2000 and 1999, respectively                           82,887             82,777
Additional paid-in capital                                                           90,000             88,101
Accumulated other comprehensive expense                                            (109,377)           (80,538)
Retained earnings                                                                 1,214,659          1,155,586
                                                                                -----------        -----------
                                                                                  1,278,169          1,245,926
Treasury stock, at cost (26,504,479 and 26,149,759 shares, respectively)           (603,990)          (595,805)
                                                                                -----------        -----------
              TOTAL SHAREHOLDERS' EQUITY                                            674,179            650,121
                                                                                -----------        -----------
              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 2,180,948        $ 1,659,823
                                                                                ===========        ===========

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENT OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
YEARS ENDED DECEMBER 31                                     2000               1999               1998
                                                         -----------        -----------        -----------
REVENUES
     Service sales (1)                                   $ 1,140,922        $   866,839        $   869,987
     Product sales (1)                                       862,465            883,049            895,559
     Other                                                     1,354              1,119                582
                                                         -----------        -----------        -----------
         TOTAL REVENUES                                    2,004,741          1,751,007          1,766,128
                                                         -----------        -----------        -----------

COSTS AND EXPENSES
     Cost of services sold                                   840,501            669,364            670,389
     Cost of products sold                                   688,385            693,368            689,041
     Selling, general, and administrative expenses           274,079            207,765            213,438
     Research and development expenses                         5,714              7,759              6,977
     Other (income) and expenses                               1,334              6,019             (4,264)
                                                         -----------        -----------        -----------
         TOTAL COSTS AND EXPENSES                          1,810,013          1,584,275          1,575,581
                                                         -----------        -----------        -----------

         OPERATING INCOME                                    194,728            166,732            190,547

Equity in income (loss) of affiliates, net (2)                (2,020)             3,004              1,354
Interest income                                                5,987              4,662              8,378
Interest expense                                             (50,104)           (26,968)           (20,504)
                                                         -----------        -----------        -----------

         INCOME BEFORE INCOME TAXES
              AND MINORITY INTEREST                          148,591            147,430            179,775

Provision for income taxes                                    46,805             51,599             67,361
                                                         -----------        -----------        -----------

         INCOME BEFORE MINORITY INTEREST                     101,786             95,831            112,414

Minority interest in net income                                4,983              5,118              4,901
                                                         -----------        -----------        -----------

NET INCOME                                               $    96,803        $    90,713        $   107,513
                                                         ===========        ===========        ===========

BASIC EARNINGS PER COMMON SHARE                          $      2.42        $      2.22        $      2.36
                                                         ===========        ===========        ===========

Average shares of common stock outstanding                    39,964             40,882             45,568
                                                         ===========        ===========        ===========

DILUTED EARNINGS PER COMMON SHARE                        $      2.42        $      2.21        $      2.34
                                                         ===========        ===========        ===========

Diluted average shares of common stock outstanding            40,022             41,017             45,911
                                                         ===========        ===========        ===========

See accompanying notes to consolidated financial statements.

(1) In order to comply with Emerging Issues Task Force (EITF) Issue No. 00-10, all shipping and handling costs have been classified as cost of services sold or as cost of products sold rather than as reductions of sales. The income statements for the twelve months ended December 31, 1999 and 1998 have been reclassified to reflect this change. The reclassification has no effect on previously reported operating income or net income for the twelve months ended December 31, 1999 and 1998.

(2) Equity in income (loss) of affiliates is now separately reported. Previously these amounts were included in operating income as other revenues. Amounts previously reported as operating income for the twelve months ended December 31, 1999 and 1998 were $169,736 and $191,901, respectively.

HARSCO CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

(IN THOUSANDS)
YEARS ENDED DECEMBER 31                                                          2000             1999             1998
                                                                               ---------        ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                  $  96,803        $  90,713        $ 107,513
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation                                                              141,128          122,777          119,044
       Amortization                                                               17,971           13,076           12,337
       Equity in (income) loss of affiliates, net                                  2,020           (3,004)          (1,354)
       Dividends or distributions from affiliates                                  1,729            3,369            1,494
       Deferred income taxes                                                      22,806              193            3,893
       Other (income) and expenses                                                 3,397            6,019           24,843
       Gain on sale of businesses                                                 (2,226)              --          (29,107)
       Other, net                                                                  1,422            5,205            5,260
       Changes in assets and liabilities, net of acquisitions
          and dispositions of businesses:
           Accounts receivable                                                    17,811          (28,157)         (15,718)
           Inventories                                                               966           15,934          (24,991)
           Accounts payable                                                       10,193           (1,238)           8,379
           Net disbursements related to discontinued
              defense business                                                   (12,012)         (14,605)         (13,642)
           Other assets and liabilities                                          (42,560)           3,671           (8,691)
                                                                               ---------        ---------        ---------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                                 259,448          213,953          189,260
                                                                               =========        =========        =========

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant and equipment                                   (180,048)        (175,248)        (159,816)
   Purchase of businesses, net of cash acquired*                                (302,461)         (48,907)        (158,291)
   Proceeds from sale of businesses                                               11,512           17,718           39,500
   Proceeds from sale of property, plant and equipment                            10,957           14,381           13,033
   Investments available-for-sale: Maturities                                         --               --           40,000
   Investments held-to-maturity: Maturities                                           --               --            4,010
   Other investing activities                                                        988           (2,618)         (11,926)
                                                                               ---------        ---------        ---------
       NET CASH (USED) BY INVESTING ACTIVITIES                                  (459,052)        (194,674)        (233,490)
                                                                               =========        =========        =========

CASH FLOWS FROM FINANCING ACTIVITIES
   Short-term borrowings, net                                                    146,552          (10,546)          16,131
   Current maturities and long-term debt:  Additions                             562,993          214,133          172,709
                                           Reductions                           (448,366)        (103,410)        (116,163)
   Cash dividends paid on common stock                                           (37,594)         (37,022)         (40,287)
   Common stock issued-options                                                     1,792            2,272            3,885
   Common stock acquired for treasury                                             (7,917)         (71,860)        (169,258)
   Other financing activities                                                     (6,714)          (2,495)          (1,341)
                                                                               ---------        ---------        ---------
       NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                          210,746           (8,928)        (134,324)
                                                                               =========        =========        =========

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                           (5,986)            (647)          (1,449)
                                                                               ---------        ---------        ---------
   Net increase (decrease) in cash and cash equivalents                            5,156            9,704         (180,003)
   Cash and cash equivalents at beginning of year                                 51,266           41,562          221,565
                                                                               ---------        ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                       $  56,422        $  51,266        $  41,562
                                                                               =========        =========        =========
*PURCHASE OF BUSINESSES, NET OF CASH ACQUIRED
   Working capital, other than cash                                            $ (20,249)       $  18,078        $  11,159
   Property, plant and equipment                                                (215,065)         (36,417)         (89,182)
   Other noncurrent assets and liabilities, net                                  (67,147)         (30,568)         (80,268)
                                                                               ---------        ---------        ---------
       NET CASH USED TO ACQUIRE BUSINESSES                                     $(302,461)       $ (48,907)       $(158,291)
                                                                               =========        =========        =========

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                                         ACCUMULATED OTHER
                                                                                                   COMPREHENSIVE INCOME (EXPENSE)
                                                                                     --------------------------------------------
                                                                         ADDITIONAL                NET UNREALIZED
                                                    COMMON STOCK          PAID-IN                    INVESTMENT      PENSION
                                                ----------------------
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)              ISSUED     TREASURY     CAPITAL    TRANSLATION    GAINS (LOSSES)  LIABILITY
                                                ----------  ----------   ----------  -----------   ---------------  ----------

BALANCES, JANUARY 1, 1998                       $   82,318  $ (362,772)  $   79,360   $  (49,677)     $      (28)   $   (1,269)
                                                ----------  ----------   ----------   ----------      ----------    ----------
Net income
Cash dividends declared, $.885 per share
Translation adjustments                                                                   (1,714)
Unrealized investment gains, net of ($18)
   deferred income taxes                                                                                      28
Pension liability adjustments, net of $1,544
   deferred income taxes                                                                                                (2,385)
Acquired during the year, 4,989,483 shares                    (168,405)
Stock options exercised, 221,293 shares                276                    5,913
Restricted stock, net, 40,324 shares                             1,649          110
Other, 1,658 shares                                                 66            1
                                                ----------  ----------   ----------   ----------      ----------    ----------
BALANCES, DECEMBER 31, 1998                         82,594    (529,462)      85,384      (51,391)             --        (3,654)
                                                ----------  ----------   ----------   ----------      ----------    ----------
Net income
Cash dividends declared, $.91 per share
Translation adjustments                                                                  (27,273)
Pension liability adjustments, net of ($1,277)
   deferred income taxes                                                                                                 1,780
Acquired during the year, 2,326,798 shares                     (66,441)
Stock options exercised, 146,164 shares                183                    2,740
Other, 2,497 shares                                                 98          (23)
                                                ----------  ----------   ----------   ----------      ----------    ----------
BALANCES, DECEMBER 31, 1999                         82,777    (595,805)      88,101      (78,664)             --        (1,874)
                                                ----------  ----------   ----------   ----------      ----------    ----------
Net income
Cash dividends declared, $.945 per share
Translation adjustments                                                                  (28,327)
Pension liability adjustments, net of $295
   deferred income taxes                                                                                                  (512)
Acquired during the year, 355,695 shares                        (8,209)
Stock options exercised, 88,107 shares                 110                    1,900
Other, 975 shares                                                   24           (1)
                                                ----------  ----------   ----------   ----------      ----------    ----------
BALANCES, DECEMBER 31, 2000                     $   82,887  $ (603,990)  $   90,000   $ (106,991)     $       --    $   (2,386)
                                                ==========  ==========   ==========   ==========      ==========    ==========

                                                ACCUMULATED OTHER
                                                COMPREHENSIVE INCOME (EXPENSE)
                                                -----------------------------

                                                                                RETAINED

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)                                TOTAL       EARNINGS
                                                                  ----------   ----------

BALANCES, JANUARY 1, 1998                                         $  (50,974)  $1,033,770
                                                                  ----------   ----------
Net income                                                                        107,513
Cash dividends declared, $.885 per share                                          (39,455)
Translation adjustments                                               (1,714)
Unrealized investment gains, net of ($18)
   deferred income taxes                                                  28
Pension liability adjustments, net of $1,544
   deferred income taxes                                              (2,385)
Acquired during the year, 4,989,483 shares
Stock options exercised, 221,293 shares
Restricted stock, net, 40,324 shares
Other, 1,658 shares
                                                                  ----------   ----------
BALANCES, DECEMBER 31, 1998                                          (55,045)   1,101,828
                                                                  ----------   ----------
Net income                                                                         90,713
Cash dividends declared, $.91 per share                                           (36,955)
Translation adjustments                                              (27,273)
Pension liability adjustments, net of ($1,277)
   deferred income taxes                                               1,780
Acquired during the year, 2,326,798 shares
Stock options exercised, 146,164 shares
Other, 2,497 shares
                                                                  ----------   ----------
BALANCES, DECEMBER 31, 1999                                          (80,538)   1,155,586
                                                                  ----------   ----------
Net income                                                                         96,803
Cash dividends declared, $.945 per share                                          (37,730)
Translation adjustments                                              (28,327)
Pension liability adjustments, net of $295
   deferred income taxes                                                (512)
Acquired during the year, 355,695 shares
Stock options exercised, 88,107 shares
Other, 975 shares
                                                                  ----------   ----------
BALANCES, DECEMBER 31, 2000                                       $ (109,377)  $1,214,659
                                                                  ==========   ==========


See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME



(IN THOUSANDS)
YEARS ENDED DECEMBER 31                                                2000             1999             1998
                                                                     ---------        ---------        ---------

Net Income                                                           $  96,803        $  90,713        $ 107,513
                                                                     ---------        ---------        ---------

Other comprehensive income (expense):
   Foreign currency translation adjustments                            (28,327)         (27,273)          (1,714)
   Unrealized investment gains, net of deferred income taxes                --               --               28
   Pension liability adjustments, net of deferred income taxes            (512)           1,780           (2,385)
                                                                     ---------        ---------        ---------
Other comprehensive expense                                            (28,839)         (25,493)          (4,071)
                                                                     ---------        ---------        ---------

Total comprehensive income                                           $  67,964        $  65,220        $ 103,442
                                                                     =========        =========        =========


See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION
The consolidated financial statements include the accounts of Harsco Corporation and its majority-owned subsidiaries (the "Company"). Investments in unconsolidated entities (all of which are 20-50% owned) are accounted for under the equity method.

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

INTANGIBLE ASSETS
Intangible assets consist principally of cost in excess of net assets of businesses acquired, which is amortized on a straight line basis over a period not to exceed 30 years. Accumulated amortization was $91.0 and $74.9 million at December 31, 2000 and 1999, respectively.

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

REVENUE RECOGNITION
Revenue is recognized for product sales generally when title and risk of loss transfer. Service sales are generally recognized over the contractual period or as services are performed. Both product sales and service revenues are recognized when they our realized or realizable and when earned. Revenue generally is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Company's price to the buyer is fixed or determinable and collectibility is reasonably assured.

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

The Company executes foreign currency forward exchange contracts to hedge transactions of its non-U.S. subsidiaries for firm purchase commitments, to hedge variable cash flows of forecasted transactions and for export sales denominated in foreign currencies. These contracts generally are for 90 to 180 days or less. For those contracts that hedge an identifiable transaction, gains or losses are deferred and accounted for as part of the underlying transaction. The cash flows from these contracts are classified consistent with the cash flows from the transaction being hedged. The Company also enters into foreign currency forward exchange contracts for intercompany foreign currency commitments. These forward exchange contracts do not qualify as hedges. Therefore, gains and losses are recognized in income based on fair market value.

OPTIONS FOR COMMON STOCK
The Company uses the intrinsic value method to account for options granted to employees for the purchase of common stock. No compensation expense is recognized on the grant date, since at that date, the option price equals the market price of the underlying common stock. The Company discloses the pro forma effect of accounting for stock options under the fair value method.

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

NEW FINANCIAL ACCOUNTING STANDARDS ISSUED
In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), with an amended date effective for fiscal years beginning after June 15, 2000. SFAS No. 133 was amended by SFAS No. 138 (SFAS 138). SFAS 133 requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and, if it is, the type of hedge transaction. The Company has adopted SFAS 133 and SFAS 138 as of January 1, 2001. Due to the Company's limited use of derivative instruments, SFAS 133 and SFAS 138 did not have a material effect on the financial position or results of operations of the Company. The net cumulative effect adjustment as of January 1, 2001 was an expense of $21 thousand.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140), which replaces SFAS No. 125 (SFAS 125) with the same title. It revises the standards for securitizations and other transfers of financial assets and collateral and requires additional disclosures, but otherwise retains most of SFAS 125's provisions. The Company will adopt SFAS 140 in the second quarter of 2001. The adoption of SFAS 140 is not expected to have a material effect on the Company's financial position or results of operations.

NEW STAFF ACCOUNTING BULLETIN ISSUED
In December 1999, the Securities and Exchange Commission (the "Commission") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the Commission. The Company adopted SAB 101 in the fourth quarter of 2000 with no material effect on revenue.

NEW EMERGING ISSUES TASK FORCE (EITF) CONSENSUS
In July and September 2000, the EITF reached a consensus in EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs", by agreeing that shipping and handling fees billed to a customer in a sales transaction must be classified as revenues and that shipping costs should not be netted against sales. The EITF also requires that all costs incurred for shipping and handling be classified as expenses, preferably in cost of sales.

It was determined that certain operations of the Company had previously recorded shipping and handling costs by netting them against revenues. The Company has reclassified these costs to cost of services sold or cost of products sold, as applicable. As a result, $34 million, $33 million and $32 million of shipping and handling costs associated with the sales of the Company's products and services for 2000, 1999 and 1998, respectively, have been reclassified. Pre-tax income, net income and earnings per share are not affected by this change.

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

Disbursements related to the discontinued defense business, principally claim settlements and legal fees, are shown separately on the Consolidated Statement of Cash Flows for 2000, 1999 and 1998.

3.     ACQUISITIONS AND DISPOSITIONS


ACQUISITIONS
On June 16, 2000 the Company received all required regulatory approvals and declared its offer to acquire SGB Group Plc (SGB) wholly unconditional. Harsco took majority ownership in SGB and subsequently acquired 100% of the shares. SGB, based in the UK, is one of Europe's largest suppliers of scaffolding, forming and related access products and services. SGB also has operations in North America, the Middle East and the Asia -Pacific region. SGB had 1999 sales of 283 million British pound sterling (approximately $423 million using a December 31, 2000 exchange rate).

The acquisition of SGB has been accounted for using the purchase method of accounting, and accordingly, the operating results of SGB have been included in the consolidated results of the Company since the date of acquisition. The purchase price allocation is based upon appraisal values and management estimates.

  The purchase price of SGB has been allocated as follows:

         (IN MILLIONS)
         Working capital, other than cash                                    $      21.3
         Property, plant and equipment                                             211.6
         Other assets                                                               45.3
         Cost in excess of net assets acquired                                     127.1
         Non-current liabilities                                                  (133.4)
                                                                             -----------
         Purchase price, net of cash received                                $     271.9
                                                                             ===========

The purchase price allocation was reclassified in the fourth quarter of 2000. The reclassification was due principally to the netting of deferred income taxes in the countries of origin. Additionally, cost in excess of net assets acquired increased by $14.2 million since September 30, 2000 due principally to a decrease in pension assets based upon an actuarial study.

In May 2000, the Company completed the acquisitions of Bergslagens Stalservice AB and Bergslagens Suomi Oy (collectively Bergslagens). The two companies provide specialized slag processing and metal recovery services to steel mills in Sweden and Finland, respectively. The two organizations together recorded 1999 sales of nearly $10 million.

In October 1999, the Company acquired Charter plc's Pandrol Jackson railway track maintenance business. The transaction was completed for approximately $48 million in cash plus assumption of liabilities, for a total consideration of approximately $65 million. Pandrol Jackson manufactures and markets worldwide a wide range of equipment and services used in railway track maintenance. In December 1999, the Company completed the sale of the railway switch, crossing and transit grinding business obtained as part of the Pandrol Jackson railway maintenance acquisition. This business with annual sales of approximately $6 million was divested in accordance with an agreement with the Department of Justice as a condition to the acquisition of Pandrol Jackson.

In July 1999 and February 1999, respectively, the Company acquired certain assets and assumed certain liabilities of Structural Accessories, Inc. and Natural Gas Vehicle Systems, Inc. The purchase prices for these acquisitions approximated $2 million and $3 million, respectively.

All acquisitions have been accounted for using the purchase method of accounting with cost in excess of net assets of businesses acquired totaling $137.0 million in 2000 and $9.4 million in 1999. Results of operations are included in income since the dates of acquisition.

The following unaudited pro forma consolidated net sales, net income, and earnings per share data are presented as if the above businesses had been acquired at the beginning of the periods presented.

(IN MILLIONS, EXCEPT PER SHARE DATA)
PRO FORMA INFORMATION FOR YEARS ENDED DECEMBER 31          2000            1999
                                                        ---------       ---------
       Net sales                                        $   2,208       $   2,220

       Net income                                              93             101

       Basic earnings per share                              2.27            2.47

       Diluted earnings per share                            2.27            2.47
                                                        ---------       ---------

The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchases been made at the beginning of the periods presented, or of the future results of the combined operations.

The unaudited pro forma information includes the actual results of the acquired businesses prior to the acquisition dates, which includes for the year 2000 approximately $4 million of non-tax deductible costs incurred by SGB in defense of the acquisition. These results do not reflect the effect of reorganization actions, synergies, cost reductions and other benefits resulting from the combinations. Additionally, the unaudited pro-forma information reflects amortization of the cost in excess of net assets acquired and interest expense on assumed borrowings for acquisitions for the full periods presented.

In April 2000, the Company agreed to invest $20 million for a 49 percent ownership interest in S3Networks, LLC, a start-up company providing internet and e-business infrastructure consulting services primarily to Fortune 1000 corporations. Cash of $10 million has been invested through December 31, 2000 with an additional $10 million due to be paid over a period not to exceed fifteen months from the initial investment date. The investment is being accounted for under the equity method. Since the Company is the principal provider of initial capital for S3Networks, LLC, the Company is recording 100% of net losses to the extent of its initial $20 million investment. However, the Company will also record 100% of subsequent net income until the entire initial investment amount is reinstated. Subsequent to reinstatement of the initial investment amount, the company will record net income to the extent of its ownership percentage of S3Networks, LLC.


DISPOSITIONS
In June 2000, the Company completed the sales of Gunness Wharf Limited and Flixborough Wharf Limited, and in March 2000 completed the sale of its natural gas vehicle automotive valve product line. The Company completed the sales of the Manchester truck dealership in September 1999; the pavement marking and vegetation control business of Chemi-Trol in August 1999; and Astralloy Wear Technology in March 1999.

PENDING DIVESTITURES
The Company announced on September 27, 2000 that its Board of Directors had approved plans to divest three non-core operations as part of Harsco's continuing strategic repositioning as a leading worldwide industrial services company.

The operations include Capitol Manufacturing, which produces pipe fittings and related products for the industrial plumbing, electrical, and other markets; Patterson-Kelley, a manufacturer of industrial and commercial boilers, water heaters, and blenders; and Faber Prest Distribution, a UK-based materials transport business which Harsco acquired in 1998 as part of mill services provider Faber Prest Plc.

In the first quarter of 2001, due to changing economic conditions, the Company reversed its decision to divest Capitol Manufacturing.

4.   ACCOUNTS RECEIVABLE AND INVENTORIES

Accounts receivable are net of an allowance for doubtful accounts of $26.1 million and $13.3 million at December 31, 2000 and 1999, respectively. The acquisition of SGB increased the allowance for doubtful accounts by $15.8 million as of December 31, 2000.

Inventories consist of:

(IN THOUSANDS)                                 2000           1999
                                             --------       --------

     Finished goods                          $ 68,519       $ 37,715
     Work-in-process                           36,751         37,198
     Raw materials and purchased parts         73,265         76,911
     Stores and supplies                       20,582         20,374
                                             --------       --------
                                             $199,117       $172,198
                                             ========       ========

Valued at lower of cost or market:
     LIFO basis                              $124,189       $132,366
     FIFO basis                                12,898         16,483
     Average cost basis                        62,030         23,349
                                             --------       --------
                                             $199,117       $172,198
                                             ========       ========

Inventories valued on the LIFO basis at December 31, 2000 and 1999 were approximately $33.2 million and $28.4 million, respectively, less than the amounts of such inventories valued at current costs.

As a result of reducing certain inventory quantities valued on the LIFO basis, net income increased from that which would have been recorded under the FIFO basis of valuation by $0.03 million, $1.1 million and $0.2 million in 2000, 1999 and 1998, respectively.

5.     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of:

(IN THOUSANDS)                         2000             1999
                                    ----------       ----------

Land and improvements               $   46,609       $   28,847
Buildings and improvements             168,719          147,742
Machinery and equipment              1,489,906        1,243,437
Uncompleted construction                66,260           79,797
                                    ----------       ----------
                                     1,771,494        1,499,823
Less accumulated depreciation          874,713          828,277
                                    ----------       ----------
                                    $  896,781       $  671,546
                                    ==========       ==========

The estimated useful lives of different types of assets are generally:


Land improvements                                        5 to 20 years

Buildings and improvements                               10 to 50 years

Certain plant, buildings and installations               3 to 10 years
       (Principally Mill Services Segment)

Machinery and equipment                                  3 to 20 years

6.     DEBT AND CREDIT AGREEMENTS

On October 27, 2000, the Company issued 200 million British pound sterling (U.S. $294 million) 7.25% notes due 2010. The interest payable annually commences on October 27, 2001. The net proceeds of the issue were used to refinance certain bank debt that was used to fund the acquisition of SGB Group.

The Company has a $350 million credit facility through a syndicate of 13 banks. Borrowings under this agreement are available in U.S. dollars or Eurocurrencies and the credit facility serves as back-up to the Company's U.S. commercial paper program. The facility is in two parts. The first part, referred to as the 364-day credit agreement, permits borrowings up to $131 million and expires in September 2001. Borrowings outstanding at expiration may be repaid over the succeeding 12 months. The second part, referred to as the five-year credit agreement, permits borrowings up to $219 million and expires in September 2005. All borrowings under the five-year credit agreement are due at expiration. Interest rates are either negotiated, based upon the U.S. federal funds interbank market, prime, or based upon the London Interbank Offered Rate (LIBOR) plus a margin. The Company pays a facility fee (.0825% per annum as of December 31, 2000) that varies based upon its credit ratings. Prior to renegotiating the terms of its credit facility in September 2000, the Company formerly had a $400 million facility that would have matured in July 2001. At December 31, 2000 and 1999, there were no borrowings outstanding under either facility.

The Company can also issue up to $350 million of short-term notes in the U.S. commercial paper market. In addition, the Company has a three billion Belgian franc commercial paper program (approximately U.S. $70 million at December 31, 2000) which is used to fund the Company's international operations. The Company limits the aggregate commercial paper and credit facility borrowings at any one time to a maximum of $350 million. Commercial paper interest rates, which are based on market conditions, have been lower than comparable rates available under the credit facility. At December 31, 2000 and 1999, $268.8 million and $233.7 million of commercial paper was outstanding, respectively. Commercial paper is classified as long-term debt at December 31, 2000 and 1999, because the Company has the ability and intent to refinance it on a long-term basis through existing long-term credit facilities.

Subsequent to December 31, 2000 the Company executed two $50 million credit facility agreements with European-based banks. Borrowings under these facilities, which expire in December 2001 and January 2002, are available in Eurocurrencies or U.S. dollars and will be primarily used to finance the Company's European operations. Borrowings outstanding at expiration may be repaid over the succeeding 4 years. Interest rates are based upon LIBOR plus a margin.

Short-term debt amounted to $47.7 million and $32.0 million at December 31, 2000 and 1999, respectively. The weighted average interest rate for short-term borrowings at December 31, 2000 and 1999 was 5.7% and 4.6%, respectively.

Long-term debt consists of:

(IN THOUSANDS)                                                     2000           1999
                                                                 --------       --------
7.25% notes due October 27, 2010                                 $294,087       $     --
6.0% notes due September 15, 2003                                 150,000        150,000
Commercial paper borrowings, with a weighted
     average interest rate of 7.0% as of December 31, 2000        268,794        233,746
Faber Prest loan notes due October 31, 2008 with interest
     based on Sterling LIBOR minus .75% (5.5% at
     December 31, 2000)                                            12,898         16,285
Industrial development bonds, payable in varying
     amounts from 2001 to 2010 with a weighted
     average interest rate of 6.2% as of December 31, 2000         13,400         11,400
Other financing payable in varying
     amounts to 2007 with a weighted
     average interest rate of 5.8% as of December 31, 2000         49,890         11,666
                                                                 --------       --------
                                                                  789,069        423,097
Less: current maturities                                           14,619          4,593
                                                                 --------       --------
                                                                 $774,450       $418,504
                                                                 ========       ========

The credit facility and certain notes payable agreements contain covenants restricting, among other things, the amount of debt, as defined in the agreement, that can be issued. At December 31, 2000, the Company was in compliance with these covenants.

The maturities of long-term debt for the four years following December 31, 2001 are:

(IN THOUSANDS)
         2002            $ 71,321         2004           $  7,517
         2003            $154,870         2005           $226,442

Cash payments for interest on all debt were (in millions) $44.7 , $25.0, and $20.0 in 2000, 1999 and 1998, respectively. Capitalized interest was (in thousands) $2, $893, and $10 in 2000, 1999, and 1998, respectively.

The Company has on file with the Securities and Exchange Commission a Form S-3 shelf registration for the possible issuance of up to an additional $200 million of new debt securities, preferred stock, or common stock.

7.     LEASES

The Company leases certain property and equipment under noncancelable operating leases. Rental expense under such operating leases was (in millions) $30.3, $16.9, and $17.6 in 2000, 1999 and 1998, respectively. Approximately $9.3 million of the increase for 2000 is due to the inclusion of the SGB acquisition as of June 2000.

Future minimum payments under operating leases with noncancelable terms are:


(IN THOUSANDS)

         2001                              $33,142

         2002                               27,056

         2003                               21,051

         2004                               21,808

         2005                                6,509

         After 2005                         23,816

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

A change to the pension information presented for 2000 is the inclusion of SGB pension income, obligations and pension assets acquired in June 2000.

(IN THOUSANDS)                                     U. S. PLANS                              INTERNATIONAL PLANS
                                    ----------------------------------------        ----------------------------------------
                                      2000            1999            1998            2000            1999            1998
PENSION EXPENSE
Defined benefit plans:
  Service cost                      $  8,017        $  9,514        $  7,971        $  8,559        $  6,369        $  5,814
  Interest cost                       12,069          11,427          10,339          18,727          11,622          11,027
  Expected return on plan assets     (22,448)        (20,012)        (21,227)        (30,054)        (16,836)        (18,632)
  Recognized prior service costs       1,368           1,309           1,219             949             742              88
  Recognized (gains) or losses        (1,853)            272          (2,026)           (953)              5          (2,008)
  Amortization of transition asset    (1,834)         (1,834)         (1,834)           (567)           (613)           (618)
  Curtailment losses                     360              --             542              --              --              --
                                    --------        --------        --------        --------        --------        --------
                                      (4,321)            676          (5,016)         (3,339)          1,289          (4,329)
Multi-employer plans                   4,334           3,853           3,011           1,039           1,069           1,043
Defined contribution plans             1,401           1,165           2,673           4,386           3,301           3,370
                                    --------        --------        --------        --------        --------        --------
  Pension expense                   $  1,414        $  5,694        $    668        $  2,086        $  5,659        $     84
                                    ========        ========        ========        ========        ========        ========

The change in the financial status of the pension plans and amounts recognized in the Consolidated Balance Sheet at December 31, 2000 and 1999 are:


PENSION BENEFITS                                             U. S. PLANS                  INTERNATIONAL PLANS
                                                     --------------------------        --------------------------
(IN THOUSANDS)                                          2000             1999             2000             1999
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year              $ 159,055        $ 170,167        $ 203,913        $ 201,287
Service cost                                             8,017            9,514            8,558            6,368
Interest cost                                           12,069           11,427           18,728           11,621
Plan participants' contributions                            --               --            2,673            1,887
Amendments                                               1,127            1,076              298            4,340
Actuarial (gain)                                       (10,692)         (35,638)          (2,044)          (6,828)
Curtailment loss                                           360               --               --               --
Benefits paid                                           (6,672)          (6,065)         (12,952)          (9,164)
Obligations of acquired companies                           --            8,574          229,608               --
Effect of foreign currency                                  --               --          (14,931)          (5,598)
                                                     ---------        ---------        ---------        ---------

    Benefit obligation at end of year                $ 163,264        $ 159,055        $ 433,851        $ 203,913
                                                     =========        =========        =========        =========

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year       $ 239,030        $ 211,785        $ 276,899        $ 246,456
Actual return on plan assets                             6,506           24,522           38,420           43,170
Employer contributions                                   2,709              731            2,629              694
Plan participants' contributions                            --               --            2,673            1,887
Benefits paid                                           (6,672)          (6,065)         (12,808)          (9,038)
Plan assets of acquired companies                           --            8,057          269,787               --
Effect of foreign currency                                  --               --          (20,738)          (6,270)
                                                     ---------        ---------        ---------        ---------
    Fair value of plan assets at end of year         $ 241,573        $ 239,030        $ 556,862        $ 276,899
                                                     =========        =========        =========        =========

FUNDED STATUS:
Funded status at end of year                         $  78,310        $  79,975        $ 123,011        $  72,985
Unrecognized net (gain)                                (42,621)         (49,724)         (49,173)         (43,092)
Unrecognized transition (asset)                         (8,244)         (10,078)          (2,262)          (3,144)
Unrecognized prior service cost                         10,900           11,142           12,683           14,392
                                                     ---------        ---------        ---------        ---------
    Net amount recognized                            $  38,345        $  31,315        $  84,259        $  41,141
                                                     =========        =========        =========        =========

AMOUNTS RECOGNIZED IN THE CONSOLIDATED
    BALANCE SHEET CONSIST OF
Prepaid benefit cost                                 $  47,235        $  40,066        $  89,171        $  45,848
Accrued benefit liability                              (14,416)         (13,639)          (5,825)          (5,268)
Intangible asset                                         2,178            2,027              539              561
Accumulated other comprehensive income                   3,348            2,861              374               --
                                                     ---------        ---------        ---------        ---------
    Net amount recognized                            $  38,345        $  31,315        $  84,259        $  41,141
                                                     =========        =========        =========        =========

Plan assets include equity and fixed-income securities. At December 31, 2000 and 1999, 732,640 shares of the Company's common stock with a fair market value of $18.1 million and $23.3 million, respectively, are included in plan assets. Dividends paid on such stock amounted to $0.7 million in both 2000 and 1999.

The actuarial assumptions used for the defined benefit pension plans are:

                                                             U. S. PLANS                           INTERNATIONAL PLANS
                                                   -------------------------------         ------------------------------
                                                   2000         1999          1998         2000         1999         1998
                                                   ----         ----          ----         ----         ----         ----
Weighted average assumed discount rates             8.0%        7.75%         6.75%         6.2%         6.2%        6.0%
Weighted average expected long-term rates of        9.5%        9.50%         9.50%         7.9%         7.5%        7.1%
   return on plan assets
Rates of compensation increase                      4.0%        4.00%         4.50%         4.4%         4.4%        4.2%

For the U.S. plans, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $22.7 million, $21.9 million, and $9.0 million, respectively, as of December 31, 2000, and $24.8 million, $24.7 million, and $12.3 million, respectively, as of December 31, 1999.

For the international plans, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $9.8 million, $8.8 million, and $3.9 million, respectively, as of December 31, 2000, and $8.9 million, $7.7 million, and $3.4 million, respectively, as of December 31, 1999.

POSTRETIREMENT BENEFITS
The Company has postretirement life insurance benefits for a number of employees, and postretirement health care benefits for a limited number of employees mainly under plans related to acquired companies. The cost of life insurance and health care benefits are accrued for current and future retirees and are recognized as determined under the projected unit credit actuarial method. Under this method, the Company's obligation for postretirement benefits is to be fully accrued by the date employees attain full eligibility for such benefits. The Company's postretirement health care and life insurance plans are unfunded.

The postretirement benefit expense (health care and life insurance) was $0.7 million in 2000, $0.4 million in 1999, and $0.3 million in 1998. The components of these expenses are not shown separately as they are not material.

The changes in the postretirement benefit liability recorded in the Consolidated Balance Sheet are:

POSTRETIREMENT BENEFITS
(IN THOUSANDS)                                                 2000            1999
                                                             --------        --------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year                      $ 10,304        $  6,421
Service cost                                                      182             129
Interest cost                                                     761             466
Actuarial loss                                                    231             319
Plan participants contributions                                    32              --
Benefits paid                                                    (660)           (325)
Plan amendments                                                   403              --
Obligation of acquired company                                     --           3,294
                                                             --------        --------
    Benefit obligation at end of year                        $ 11,253        $ 10,304
                                                             ========        ========

FUNDED STATUS:
Funded status at end of year                                 $(11,253)       $(10,304)
Unrecognized prior service cost                                   367             (39)
Unrecognized net actuarial (gain)                                (902)         (1,328)
                                                             --------        --------
    Net amount recognized as accrued benefit liability       $(11,788)       $(11,671)
                                                             ========        ========

The actuarial assumptions used for postretirement benefit plans are:

(DOLLARS IN THOUSANDS)                                                 2000            1999            1998
                                                                     --------        --------        --------
Assumed discount rate                                                    8.00%           7.75%           6.75%
Health care cost trend rate                                              7.50%           7.50%           8.30%
Decreasing to ultimate rate                                              6.50%           6.50%           5.50%

Effect of one percent increase in health care cost trend rate:
         On cost components                                          $     41        $     21        $     21
         On accumulated benefit obligation                           $    510        $    415        $    185
                                                                     --------        --------        --------

For 2000, a one percent decrease in the health care cost trend rate would decrease the cost component by $43 thousand and decrease the accumulated benefit obligation by $480 thousand.

It is anticipated that the health care cost trend rate will decrease from 7.5% in 2001 to 6.5% in the year 2003.

SAVINGS PLAN
The Company has a 401(k) savings plan which covers substantially all U.S. employees with the exception of employees represented by a collective bargaining agreement, unless the agreement expressly provides otherwise. Employee contributions are generally determined as a percentage of covered employee's compensation. The expense for contributions to the plan by the Company was (in millions) $4.9, $4.4, and $4.8 for 2000, 1999, and 1998, respectively.

OTHER EMPLOYEE BENEFIT PLANS
The Company offers various other benefit plans to its employees. In 2000, the Company amended certain plans in the United States which resulted in a one-time pre-tax cost reduction of approximately $5.3 million.

EXECUTIVE INCENTIVE COMPENSATION PLAN
Under the 1995 Executive Incentive Compensation Plan, the Management Development and Compensation Committee awarded 60% of the value of any earned annual incentive compensation award to be paid to participants in the form of cash and 40% in the form of restricted shares of the Company's common stock. Upon the request of the participant, the Committee was authorized to make the incentive award payable all in cash, subject to a 25% reduction in the total amount of the award. Awards were made in February of the following year. The Company accrued amounts based on performance reflecting the value of cash and common stock which was anticipated to be earned for the year. Compensation expense relating to these awards was (in millions) $5.6, $3.8, and $3.7 in 2000, 1999 and 1998, respectively.

Effective January 1, 1999, the restricted stock portion of the compensation plan was discontinued and the terms of the plan were amended to provide for payment of the incentive compensation all in cash. On January 6, 1999, the Company repurchased from the participants, at the original award value, the restricted shares awarded in 1998. For all other shares, the restrictions were removed effective January 6, 1999.

9.     INCOME TAXES

Income before income taxes and minority interest in the Consolidated Statement of Income consists of:

(IN THOUSANDS)                          2000             1999             1998
                                      ---------        ---------        ---------

     United States                    $  68,000        $  78,689        $ 121,091
     International                       80,591           68,741           58,684
                                      ---------        ---------        ---------
                                      $ 148,591        $ 147,430        $ 179,775
                                      =========        =========        =========

Provision for income taxes:
     Currently payable:
         Federal                      $   5,113        $  22,474        $  37,297
         State                             (536)           1,743            2,835
         International                   21,803           25,203           23,468
                                      ---------        ---------        ---------
                                         26,380           49,420           63,600

     Deferred federal and state          17,375            3,890            6,552
     Deferred international               3,050           (1,711)          (2,791)
                                      ---------        ---------        ---------
                                      $  46,805        $  51,599        $  67,361
                                      =========        =========        =========

Cash payments for income taxes were (in millions) $19.3, $50.7, and $38.8, for 2000, 1999, and 1998, respectively. Approximately $5.4 million of the taxes paid in 1998 are related to the gain on the disposal of the defense business.

The following is a reconciliation of the normal expected statutory U.S. federal income tax rate to the effective rate as a percentage of Income before income taxes and minority interest as reported in the Consolidated Statement of Income:

                                                   2000           1999           1998
                                                  ------         ------         ------
U.S. federal income tax rate                        35.0%          35.0%          35.0%
State income taxes, net of federal
     income tax benefit                               .4            1.6            1.6
Export sales corporation benefit                     (.3)           (.5)           (.6)
Losses for which no tax benefit
     was recorded                                    1.3             .3            1.3
Difference in effective tax rates on
     international earnings and remittances         (5.7)          (1.9)          (1.3)
Nondeductible acquisition costs                      1.9            2.1            2.0
Other, net                                          (1.1)          (1.6)           (.5)
                                                  ------         ------         ------

Effective income tax rate                           31.5%          35.0%          37.5%
                                                  ======         ======         ======

The tax effects of the primary temporary differences giving rise to the Company's deferred tax assets and liabilities for the years ended December 31, 2000 and 1999 are:

(IN THOUSANDS)                                2000                          1999
                                     ------------------------       ------------------------
DEFERRED INCOME TAXES                 ASSET         LIABILITY        ASSET         LIABILITY
                                     --------       ---------       --------       ---------
Depreciation                         $     --        $ 48,918       $     --        $ 36,580
Expense accruals                       29,796              --         34,975              --
Inventories                             3,224              --          5,294              --
Provision for receivables               2,211              --          3,867              --
Postretirement benefits                 2,975              --          4,221              --
Deferred revenue                           --           4,181             --           4,196
Unrelieved foreign tax credits          6,566              --          1,264              --
Unrelieved foreign tax losses           4,749              --          6,694              --
Unrelieved domestic tax losses          2,085              --          2,424              --
Pensions                                   --          37,653             --          22,923
Other                                     459              --             --           1,913
                                     --------        --------       --------        --------
                                       52,065          90,752         58,739          65,612
Valuation allowance                   (11,659)             --         (5,309)             --
                                     --------        --------       --------        --------
Total deferred income taxes          $ 40,406        $ 90,752       $ 53,430        $ 65,612
                                     ========        ========       ========        ========

At December 31, 2000 and 1999, Other current assets included deferred income tax benefits of $29.8 million and $35.0 million, respectively.

At December 31, 2000, certain of the Company's subsidiaries had total available net operating loss carryforwards ("NOLs") of approximately $27.1 million, of which approximately $14.8 million may be carried forward indefinitely and $12.3 million have varying expiration dates. Included in the total are $10.7 million of preacquisition NOLs.

At December 31, 2000, certain of the Company's subsidiaries had total available foreign tax credit carryforwards of approximately $6.6 million, of which approximately $5.3 million may be carried forward five years and $1.3 million have varying expiration dates.

During 2000 and 1999, $1.0 million and $2.3 million, respectively, of preacquisition NOLs were utilized by the Company, resulting in tax benefits of $0.4 million and $0.8 million, respectively.

The valuation allowance of $11.7 million and $5.3 million at December 31, 2000 and 1999, respectively, relates principally to cumulative unrelieved foreign tax credits and tax losses which are uncertain as to realizability. To the extent that the preacquisition NOLs are utilized in the future and the associated valuation allowance reduced, the tax benefit will be allocated to reduce the cost in excess of net assets of businesses acquired.

The change in the valuation allowances for 2000 and 1999 results primarily from the utilization of international tax loss carryforwards, generation of foreign tax credit carryforwards and the release of valuation allowances in certain international jurisdictions based on the Company's revaluation of the realizability of future benefits. The release of valuation allowances in certain jurisdictions was allocated to reduce the cost in excess of net assets of businesses acquired by $0.2 million, and $0.3 million in 2000 and 1999, respectively.

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

The settlement does not resolve the claim by the Internal Revenue Service ("IRS") that, contrary to the Company's position, certain cargo truck models sold by the Company should be considered to have gross vehicle weights in excess of the 33,000 pound threshold under FET law, are not entitled to an exemption from FET under any other theory, and therefore are taxable. In 1999, the IRS assessed an increase in FET of $30.4 million plus penalties of $9.3 million and applicable interest currently estimated to be $53.7 million. In October 1999, the Company posted an $80 million bond required as security by the IRS. This increase in FET takes into account offsetting credits of $9.2 million, based on a partial allowance of the Company's $31.9 million claim that certain truck components are exempt from FET. The IRS disallowed in full the Company's additional claim that it is entitled to the entire $52 million of FET (plus applicable interest currently estimated by the Company to be $48.2 million) the Company has paid on the five-ton trucks, on the grounds that such trucks qualify for the FET exemption applicable to certain vehicles specially designed for the primary function of off-highway transportation. In the event that the Company ultimately receives from the IRS a refund of tax (including applicable interest) with respect to which the Company has already received reimbursement from the Army, the refund would be allocated between the Company and the Army. In August 2000, the Company filed legal action against the Government in the U.S. Court of Federal Claims challenging the assessment and seeking a refund of all FET that the Company has paid on five-ton trucks. That action is proceeding. Although there is risk of an adverse outcome, both the Company and the Army believe that the cargo trucks are not taxable. No recognition has been given in the accompanying financial statements for the Company's claims with the IRS.

The settlement agreement with the Army preserved the Company's right to seek reimbursement of after-imposed tax from the Army in the event that the cargo trucks are determined to be taxable, but the agreement limited the reimbursement to a maximum of $21 million. Additionally, in an earlier contract modification, the Army accepted responsibility for $3.6 million of the potential tax, bringing its total potential responsibility up to $24.6 million. As of September 30, 2000, the Army paid Harsco this entire amount and Harsco paid those funds to the IRS, subject to its pending refund claim. Thus, the Company has satisfied a portion of the disputed tax assessment. If the Company succeeds in its refund claim against the IRS, it will owe the Army the amount recovered that corresponds to the $24.6 million.

Even if the cargo trucks are ultimately held to be taxable, the Army's contribution of $24.6 million toward payment of the tax (but not interest or penalty, if any), would result in a net maximum liability for the Company of $5.8 million plus penalties and applicable interest currently estimated to be $11.5 million and $53.7 million, respectively. The Company believes it is unlikely that resolution of this matter will have a material adverse effect on the Company's financial position; however, it could have a material effect on quarterly or annual results of operations.

OTHER DEFENSE BUSINESS LITIGATION
In 1992, the United States Government through its Defense Contract Audit Agency commenced an audit of certain contracts for sale of tracked vehicles by the Company to foreign governments, which were financed by the United States Government through the Defense Security Assistance Agency. The U.S. Attorney's Office then commenced an investigation of those contracts. In December 1999, the Company announced that it reached agreement with the U.S. Government on behalf of its former BMY-Combat Systems Division (BMY) to settle the matter. Under the agreement, BMY pled guilty to a one-count misdemeanor relating to submitting advance payment certifications which resulted in BMY receiving a portion of the payments for the contract prematurely. In accordance with the settlement, Harsco paid the Government a $200,000 fine in June 2000 and in July 2000 paid the $10.8 million in damages for a total of $11 million. The settlement ends the Government's investigation and releases Harsco and BMY from further liability for the issues under investigation. Harsco charged the payment against an existing liability, resulting in no charge to the Company's earnings.

ENVIRONMENTAL
The Company is involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites. While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company. The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Consolidated Balance Sheet at December 31, 2000 and 1999 includes an accrual of $3.5 million and $3.0 million, respectively, for environmental matters. The amounts affecting pre-tax earnings related to environmental matters totaled $1.8 million of expense in 2000, $0.7 million of income in 1999, and $0.8 million of expense in 1998.

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

11. CAPITAL STOCK

The authorized capital stock consists of 150,000,000 shares of common stock and 4,000,000 shares of preferred stock, both having a par value of $1.25 per share. The preferred stock is issuable in series with terms as fixed by the Board of Directors. None of the preferred stock has been issued. On June 24, 1997, the Company adopted a revised Shareholder Rights Plan. Under the new Plan, the Board declared a dividend to shareholders of record on September 28, 1997, of one right for each share of common stock. The rights may only be exercised if, among other things, a person or group has acquired 15% or more, or intends to commence a tender offer for 20% or more, of the Company's common stock. Each right entitles the holder to purchase 1/100th share of a new Harsco Junior Participating Cumulative Preferred Stock at an exercise price of $150. Once the rights become exercisable, if any person acquires 20% or more of the Company's common stock, the holder of a right will be entitled to receive common stock calculated to have a value of two times the exercise price of the right. The rights, which expire on September 28, 2007, do not have voting power, and may be redeemed by the Company at a price of $.05 per right at any time until the 10th business day following public announcement that a person or group has accumulated 15% or more of the Company's common stock. At December 31, 2000, 750,000 shares of $1.25 par value preferred stock were reserved for issuance upon exercise of the rights.

In January 1999, the Board of Directors authorized the purchase, over a one-year period, of 2,000,000 shares of the Company's common stock. In January 2000, the Board of Directors extended the share purchase authorization through January 25, 2001 for the 856,354 shares remaining on the original authorization. In 2000, 351,200 shares were purchased under this authorization. In January 2001, the Board of Directors extended the share purchase authorization through January 22, 2002 for the 505,154 shares still remaining as of December 31, 2000 from the original authorization.

In 2000, additional purchases of 3,520 shares, net of issues, were made principally as part of the 1995 Executive Compensation Plan.

                                   COMMON STOCK SUMMARY
--------------------------------------------------------------------------------
                          SHARES            TREASURY              SHARES
BALANCES                  ISSUED             SHARES             OUTSTANDING
--------------------------------------------------------------------------------

December 31, 1997       65,854,087         18,877,957           46,976,130
December 31, 1998       66,075,380         23,825,458           42,249,922
December 31, 1999       66,221,544         26,149,759           40,071,785
DECEMBER 31, 2000       66,309,651         26,504,479           39,805,172
--------------------------------------------------------------------------------

The following is a reconciliation of the average shares of common stock used to compute basic earnings per common share to the shares used to compute diluted earnings per common share as shown on the Consolidated Statement of Income:

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                           2000             1999                1998
--------------------------------------------------------------------------------------------------------------------
Net Income                                                        $    96,803        $    90,713         $   107,513
--------------------------------------------------------------------------------------------------------------------
Average shares of common stock outstanding used to
    compute basic earnings per common share                            39,964             40,882              45,568

Additional common shares to be issued assuming exercise
    of stock options, net of shares assumed reacquired                     58                135                 343
--------------------------------------------------------------------------------------------------------------------
Shares used to compute dilutive effect of stock options                40,022             41,017              45,911
--------------------------------------------------------------------------------------------------------------------
Basic earnings per common share                                   $      2.42         $     2.22          $     2.36
--------------------------------------------------------------------------------------------------------------------
Diluted earnings per common share                                 $      2.42         $     2.21          $     2.34

12. STOCK-BASED COMPENSATION

The Company's net income and net income per common share would have been reduced to the pro forma amounts indicated below if compensation cost for the Company's stock option plan had been determined based on the fair value at the grant date for awards in accordance with the provisions of SFAS No. 123.

(IN THOUSANDS, EXCEPT PER SHARE)                           2000                   1999                  1998
---------------------------------------------------------------------------------------------------------------
Net income:
      As reported                                        $ 96,803             $  90,713             $  107,513
      Pro forma                                            94,395                89,113                105,736
Basic earnings per share:
      As reported                                           2.42                  2.22                   2.36
      Pro forma                                             2.36                  2.18                   2.32
Diluted earnings per share:
      As reported                                           2.42                  2.21                   2.34
      Pro forma                                             2.36                  2.17                   2.30
--------------------------------------------------------------------------------------------------------------

The fair value of the options granted during 2000, 1999 and 1998 is estimated on the date of grant using the binomial option pricing model. The weighted-average assumptions used and the estimated fair value are as follows:

                                     2000            1999            1998
----------------------------------------------------------------------------
Expected term                      4 YEARS          4 years          4 years
Expected stock volatility             30.5%           25.0%            16.0%
Risk-free interest rate               6.44%           4.65%            5.65%
Dividend                              $ .94          $  .91           $  .88
Rate of dividend increase                5%              5%               5%
Fair value                            $7.13           $5.18            $6.68
----------------------------------------------------------------------------

The Company has granted stock options to officers, certain key employees, and directors for the purchase of its common stock under two shareholder-approved plans. The 1995 Executive Incentive Compensation Plan authorizes the issuance of up to 4,000,000 shares of the Company's common stock for use in paying incentive compensation awards in the form of stock options. The 1995 Non-Employee Directors' Stock Plan authorizes the issuance of up to 300,000 shares of the Company's common stock for stock option awards. Options are granted at fair market value at date of grant and become exercisable commencing one year later. The options expire ten years from the date of grant. Upon shareholder approval of these two plans in 1995, the Company terminated the use of the 1986 stock option plan for granting of stock option awards. At December 31, 2000, there were 2,368,060 and 206,000 shares available for granting stock options under the 1995 Executive Incentive Compensation Plan and the 1995 Non-Employee Directors' Stock Plan, respectively.

--------------------------------------------------------------------------------
Changes during 2000, 1999, and 1998 in options outstanding were:

                                          SHARES UNDER       WEIGHTED AVERAGE
                                             OPTION           EXERCISE PRICE
--------------------------------------------------------------------------------
Outstanding, January 1, 1998                1,085,461         $ 26.06
Granted                                       275,100           38.30
Exercised                                    (221,293)          24.93
Terminated and expired                        (16,500)          35.73
--------------------------------------------------------------------------------
Outstanding, December 31, 1998              1,122,768           29.14
Granted                                       428,400           26.92
Exercised                                    (146,164)          19.06
Terminated and expired                        (68,400)          31.36
--------------------------------------------------------------------------------
Outstanding, December 31, 1999              1,336,604           28.97
Granted                                       539,247(1)        28.18
Exercised                                     (88,107)          22.11
Terminated and expired                       (105,052)          33.01
--------------------------------------------------------------------------------
OUTSTANDING, DECEMBER 31, 2000              1,682,692         $ 29.18
================================================================================

(1) Included in the 2000 grant are 61,097 options granted to SGB key employees as part of the Company's acquisition of SGB. These options are not a part of the 1995 Executive Incentive Plan, or the 1995 Non-Employee Directors' Stock Plan.

Options to purchase 1,162,947 shares, 932,704 shares and 857,168 shares were exercisable at December 31, 2000, 1999, and 1998, respectively. The following table summarizes information concerning outstanding and exercisable options at December 31, 2000.

                                           OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                          -----------------------------------------------------      -------------------------------
                                               REMAINING
      RANGE OF              NUMBER         CONTRACTUAL LIFE    WEIGHTED AVERAGE        NUMBER       WEIGHTED AVERAGE
 EXERCISABLE PRICES       OUTSTANDING          IN YEARS         EXERCISE PRICE       EXERCISABLE     EXERCISE PRICE
$  14.10 - $21.00             127,480            5.4              $  19.63               77,480         $ 18.78
   21.63 -  30.49           1,107,356            7.5                 27.39              637,611           26.09
   32.81 -  46.16             447,856            6.6                 36.31              447,856           36.31
-------------------------------------------------------------------------------------------------------------------
                            1,682,692                                                 1,162,947
-------------------------------------------------------------------------------------------------------------------

During 2000, 1999, and 1998, the Company had non-cash transactions related to stock option exercises of $0.1 million, $0.5 million, and $1.6 million, respectively, whereby old shares were exchanged for new shares.

As of January 1, 1999, the restricted stock portion of the 1995 Executive Incentive Compensation Plan was discontinued.

The following table summarizes the restricted stock activity for 1998:

                                                               1998
--------------------------------------------------------------------------------
Restricted shares awarded                                     40,702
Restricted shares forfeited                                      378
Weighted average market value of stock on grant date          $43.22
--------------------------------------------------------------------------------

During 1998, the Company recorded $.1 million in compensation expense related to restricted stock.

13. FINANCIAL INSTRUMENTS

OFF-BALANCE SHEET RISK

As collateral for performance and to ceding insurers, the Company is contingently liable under standby letters of credit and bonds in the amount of $181.6 million and $165.9 million at December 31, 2000 and 1999, respectively. These standby letters of credit and bonds are generally in force for up to three years. Certain issues have no scheduled expiration date. The Company pays fees to various banks and insurance companies that range from 0.08 to 1.9 percent per annum of their face value. If the Company were required to obtain replacement standby letters of credit and bonds as of December 31, 2000 for those currently outstanding, it is the Company's opinion that the replacement costs would not vary significantly from the present fee structure.

At December 31, 2000 and 1999, the Company had $3.1 million and $19.2 million, respectively, of foreign currency forward exchange contracts outstanding. These contracts are part of a worldwide program to minimize foreign currency exchange operating income and balance sheet exposure. The unsecured contracts mature within 12 months and are with major financial institutions. The Company is exposed to credit loss in the event of non-performance by the other parties to the contracts. The Company evaluates the credit worthiness of the counterparties' financial condition and does not expect default by the counterparties.

FOREIGN EXCHANGE RISK MANAGEMENT

The Company generally has currency exposures in 38 countries. The Company's primary foreign currency exposures are in United Kingdom, France, Canada, South Africa, Brazil, Germany, Australia, and Mexico.

Foreign currency forward exchange contracts are used to hedge commitments, such as foreign currency debt, firm purchase commitments, and foreign currency cash flows for certain export sales transactions.

The following tables summarize by major currency the contractual amounts of the Company's forward exchange contracts in U.S. dollars as of December 31, 2000 and 1999. The "Buy" amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the "Sell" amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies.

(IN THOUSANDS)                                   AS OF DECEMBER 31, 2000
--------------------------------------------------------------------------------------------------------------
                                          U.S. DOLLAR                              RECOGNIZED       UNREALIZED
                               TYPE       EQUIVALENT            MATURITY          GAIN (LOSS)      GAIN (LOSS)
--------------------------------------------------------------------------------------------------------------
Forward exchange
contracts:
British pounds                  Buy           $1,938         Various in 2001            $(74)           $ --
British pounds                 Sell              501         Various in 2001              (2)             --
Australian dollars              Buy              199         Various in 2001              --               2
Japanese yen                    Buy              186         January 4, 2001              --             (12)
Euros                           Buy              160         January 4, 2001              --               7
British pounds                 Sell               70         January 4, 2001              --               2
-------------------------------------------------------------------------------------------------------------
                                              $3,054                                    $(76)          $  (1)
=============================================================================================================

At December 31, 2000, the Company had executed forward exchange contracts in British pounds, which were used to hedge certain future payments between the Company and its various subsidiaries. These forward contracts do not qualify as hedges for financial reporting purposes. At December 31, 2000, the Company had recorded net losses of $0.1 million on these contracts. The Company also had forward exchange contracts in British pounds, Japanese yen, euros and Australian dollars, which were used to hedge equipment purchases. Since these contracts hedge identifiable foreign currency firm commitments, the losses were deferred and will be accounted for as part of the underlying transactions.

(IN THOUSANDS)                                   AS OF DECEMBER 31, 1999
--------------------------------------------------------------------------------------------------------------
                                          U.S. DOLLAR                              RECOGNIZED       UNREALIZED
                               TYPE       EQUIVALENT            MATURITY          GAIN (LOSS)      GAIN (LOSS)
--------------------------------------------------------------------------------------------------------------
Forward exchange
contracts:

Euros                           Buy          $17,339        January 18, 2000           $(661)         $    -
British pounds                  Buy            1,506         Various in 2000              79               -
French francs                   Buy              229         Various in 2000               -             (13)
British pounds                  Buy               93         Various in 2000               -              (2)
-------------------------------------------------------------------------------------------------------------
                                             $19,167                                   $(582)           $(15)
=============================================================================================================

At December 31, 1999, the Company had executed forward exchange contracts in euros and British pounds, which were used to hedge certain future payments between the Company and its various subsidiaries. These forward contracts did not qualify as hedges for financial reporting purposes. At December 31, 1999, the Company had recorded net losses of $0.6 million on these contracts. In January 2000, the euro contract was extended to March 18, 2000. The Company also had forward exchange contracts in French francs and British pounds, which were used to hedge equipment purchases. Since these contracts hedge identifiable foreign currency firm commitments, the losses were deferred and were accounted for as part of the underlying transactions.

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

       FOREIGN CURRENCY EXCHANGE CONTRACTS
       The fair value of foreign currency exchange contracts are estimated by obtaining quotes from brokers.

The carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 2000 and 1999 are:

(IN THOUSANDS)                                       2000                             1999
--------------------------------------------------------------------------------------------------
                                            CARRYING         FAIR         CARRYING          FAIR
                                             AMOUNT          VALUE         AMOUNT           VALUE
--------------------------------------------------------------------------------------------------
Cash and cash equivalents               $     56,422   $     56,422    $     51,266   $     51,266
Long-term debt                               789,069        790,070         423,097        416,925
Foreign currency exchange contracts            3,054          2,973          19,167         18,571
--------------------------------------------------------------------------------------------------

14. INFORMATION BY SEGMENT AND GEOGRAPHIC AREA

The Company reports information about its operating segments according to the "management approach". This approach is based on the way management organizes the segments within the enterprise for making operating decisions and assessing performance.

The Company's reportable segments are identified based upon differences in products, services, and markets served. The Company's business units are aggregated into three reportable segments. These segments and the type of products and services offered include:

INFRASTRUCTURE

Major products and services include scaffolding, powered access equipment, shoring, concrete forming products, erection and dismantling services and a variety of other access equipment; railway track maintenance equipment and services; industrial grating and bridge decking; process equipment, including industrial blenders, dryers, mixers, water heaters and boilers.

Products and services are provided to the oil, chemical and petrochemical industries; commercial and industrial construction firms; public utilities; industrial plants; private and government-owned railroads worldwide; urban mass transit operators; process industries; bridge repair companies; and infrastructure repair and maintenance markets. Other customers include the chemical, food processing and pharmaceutical industries; and the institutional building and retrofit markets.

MILL SERVICES

This segment provides mill services, principally for the global steel industry. Mill services include slag processing, marketing, and disposal; metal reclamation; slab management systems; materials handling and scrap management programs; in-plant transportation; and a variety of other services. Similar services are provided to non-ferrous metallurgical industries, such as aluminum, nickel, and copper. Also, slag recovery services are provided to electric utilities from which granules for asphalt roofing shingles and slag abrasives for industrial surface preparation are derived.

GAS AND FLUID CONTROL

Major products and services are gas containment cylinders and tanks including cryogenic equipment; valves, regulators, and gauges, including scuba and life support equipment; industrial pipe fittings; and air-cooled heat exchangers.

Major customers include various industrial markets; hardware, plumbing, and petrochemical sectors; natural gas and process industries; propane, compressed gas, life support, scuba, and refrigerant gas industries; gas equipment companies; welding distributors; medical laboratories; beverage carbonation users; and the animal husbandry industry.

OTHER INFORMATION
The measurement basis of segment profit or loss is net income. Interest income is recorded by each segment as incurred. Interest expense is allocated to the segments based on actual interest expense incurred by international operations and based on internal borrowings at estimated weighted average interest rates for domestic operations. Income taxes are allocated to the segments based on actual income tax expense incurred, or where aggregated for tax purposes, based on the effective income tax rates for the countries in which they operate. Sales of the Company in the United States and the United Kingdom exceed 10% of consolidated sales with 58% and 14%, respectively. No single customer represented 10% or more of the Company's sales during 2000, 1999, or 1998. There are no significant inter-segment sales.

Corporate assets include principally cash, investments, prepaid pension costs, and United States deferred taxes. Assets in the United Kingdom represent 26% of total segment assets as of December 31, 2000, and 12% of total segment assets as of December 31, 1999, and are disclosed separately in the geographic area information.

SEGMENT INFORMATION

(IN MILLIONS)                                           INFRA-               GAS AND      S3
                                                        STRUCT      MILL      FLUID      NETWORKS  GENERAL    CONSOLIDATED
TWELVE MONTHS ENDED DECEMBER 31, 2000                    (4)      SERVICES   CONTROL      LLC     CORPORATE       TOTAL
-------------------------------------------------------------------------------------------------------------------------
Net sales to unaffiliated customers (1)              $   703.6   $  757.4   $  542.4    $   --     $   --    $   2,003.4
-------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                              $    62.3   $   92.6   $   41.1    $   --     $ (1.3)   $     194.7
Equity in income (loss) of affiliates, net (2)             0.6        0.8         --      (3.4)        --           (2.0)
Interest income                                            1.3        4.5        0.1        --        0.1            6.0
Interest expense                                         (24.1)     (10.7)      (3.6)       --      (11.7)         (50.1)
Income tax (expense) benefit                             (13.8)     (23.9)     (13.7)      1.2        3.4          (46.8)
Minority interest in net (income) loss                    (0.2)      (4.8)        --        --         --           (5.0)
-------------------------------------------------------------------------------------------------------------------------
Segment net income (loss)                            $    26.1   $   58.5   $   23.9    $ (2.2)    $ (9.5)    $     96.8
-------------------------------------------------------------------------------------------------------------------------

(IN MILLIONS)                                                               GAS AND       S3
                                                         INFRA-    MILL       FLUID    NETWORKS   GENERAL     CONSOLIDATED
Twelve Months Ended December 31, 1999 (3)                STRUC   SERVICES   CONTROL      LLC      CORPORATE        TOTAL
--------------------------------------------------------------------------------------------------------------------------
Net sales to unaffiliated customers (1)              $   432.5   $  737.8   $  579.6  $    --       $   --   $   1,749.9
--------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                              $    41.2   $   78.2   $   47.5  $    --       $ (0.2)  $     166.7
Equity in income of affiliates, net (2)                     --        3.0         --       --           --           3.0
Interest income                                            0.2        4.3        0.1       --          0.1           4.7
Interest expense                                          (6.3)     (10.8)      (4.8)      --         (5.1)        (27.0)
Income tax (expense) benefit                             (12.6)     (24.4)     (15.9)      --          1.3         (51.6)
Minority interest in net (income) loss                      --       (5.2)       0.1       --           --          (5.1)
--------------------------------------------------------------------------------------------------------------------------
Segment net income (loss)                            $    22.5  $   45.1   $   27.0  $     --      $ (3.9)  $       90.7
--------------------------------------------------------------------------------------------------------------------------

(IN MILLIONS)                                                               GAS AND       S3
                                                       INFRA-      MILL      FLUID     NETWORKS     GENERAL    CONSOLIDATED
Twelve Months Ended December 31, 1998 (3)             STRUCT    SERVICES    CONTROL      LLC       CORPORATE       TOTAL
----------------------------------------------------------------------------------------------------------------------------

Net sales to unaffiliated customers (1)             $   399.2   $  761.1     $ 605.2    $  --        $  --        $  1,765.5
----------------------------------------------------------------------------------------------------------------------------
Operating income                                    $    32.9   $   82.9    $  72.3    $   --       $  2.4       $    190.5
Equity in income of affiliates, net (2)                    --        1.4         --        --           --              1.4
Interest income                                           0.4        4.8        0.2        --          3.0              8.4
Interest expense                                         (5.4)     (11.0)      (4.1)       --           --            (20.5)
Income tax expense                                       (9.3)     (29.9)     (27.5)       --         (0.7)           (67.4)
Minority interest in net income                            --       (4.9)        --        --           --             (4.9)
-----------------------------------------------------------------------------------------------------------------------------
Segment net income                                  $    18.6   $    43.3    $  40.9    $  --       $  4.7       $    107.5
=============================================================================================================================

(1) In order to comply with Emerging Issues Task Force (EITF) Issue No. 00-10, all shipping and handling costs have been classified as cost of services sold or as cost of products sold rather than as reductions of sales. The income statement for the twelve months ended December 31, 1999 and 1998 have been reclassified to reflect this change. The reclassification had no effect on previously reported operating income or net income for the twelve months ended December 31, 1999 and 1998.

(2) Equity in income (loss) of affiliates is now separately reported. In prior years these amounts were classified in operating income. Amounts previously reported as operating income for the twelve months ended December 31, 1999 and 1998 were $81.2 million and $84.3 million, respectively for Mill Services Segment and a consolidated total of $169.7 million and $191.9 million, respectively. Reported operating income amounts for the other segments are unchanged.

(3) Segment information reflects the first quarter 1999 reorganization of the Patterson-Kelley division. Segment information for 1998 has been reclassified to reflect this change. The reorganization resulted in the realignment of the heat transfer and industrial blending equipment product lines from the Gas and Fluid Control Segment to the Infrastructure Segment. Sales of these product lines were $27.3 million, $26.9 million, and $29.2 million for the years 2000, 1999, and 1998, respectively.

(4) The SGB scaffolding and access service business was acquired in June 2000 and is included as part of the Infrastructure Segment.


SEGMENTS                            ASSETS                DEPRECIATION AND AMORTIZATION        CAPITAL EXPENDITURES
-----------------------------------------------------------------------------------------------------------------------
(IN MILLIONS)             2000       1999       1998       2000       1999       1998       2000       1999       1998
-----------------------------------------------------------------------------------------------------------------------
Infrastructure (a) (b)  $ 906.4    $ 325.7    $ 241.1     $ 38.0    $ 17.0      $ 15.9     $ 53.8     $ 17.9    $  26.1

Mill Services(c)          900.9      934.6      922.7       97.7       99.5       98.2      116.5      134.9      102.7

Gas and Fluid Control     312.3      347.9      380.9       19.6       18.1       16.1        9.4       21.4       30.6
-----------------------------------------------------------------------------------------------------------------------

Segment totals          2,119.6    1,608.2    1,544.7      155.3      134.6      130.2      179.7      174.2      159.4

Corporate                  61.3       51.6       78.9        3.8        1.3        1.2        0.3        1.0        0.4
-----------------------------------------------------------------------------------------------------------------------
     Total            $ 2,180.9  $ 1,659.8  $ 1,623.6  $   159.1    $ 135.9    $ 131.4    $ 180.0    $ 175.2    $ 159.8
=======================================================================================================================

(a) The Pandrol Jackson railway track maintenance business was acquired in October 1999 and is included as part of the Infrastructure Segment.

(b) The SGB scaffolding and access service business was acquired in June 2000 and is included as part of the Infrastructure Segment.

(c) A non-cash amount of $26.6 million of loan notes was issued for the Faber Prest acquisition related to the Mill Services Segment in 1998.

INFORMATION BY GEOGRAPHIC AREA (1)

GEOGRAPHIC AREA         NET SALES TO UNAFFILIATED CUSTOMERS            SEGMENT ASSETS
----------------------------------------------------------------------------------------------
(IN MILLIONS)           2000 (2)(3)   1999 (3)   1998 (3)          2000 (2)    1999       1998
----------------------------------------------------------------------------------------------
United States         $ 1,152.6    $ 1,126.4  $ 1,114.6          $ 810.6  $   797.1  $   721.2

United Kingdom            286.5        156.6      128.2            558.6      186.2      180.7

All Other                 564.3        466.9      522.7            750.4      624.9      642.8
----------------------------------------------------------------------------------------------
     Segment Totals   $ 2,003.4    $ 1,749.9  $ 1,765.5        $ 2,119.6  $ 1,608.2  $ 1,544.7
==============================================================================================

(1) Revenues are attributed to individual countries based on the location of the facility generating the revenue.
(2) Included in above amounts are sales and assets of SGB Group that was acquired in June 2000 with a major portion of sales and assets located in the United Kingdom.
(3) In order to comply with EITF Issue No. 00-10, all shipping and handling costs have been classified as cost of services sold or as cost of products sold rather than as reductions of sales. Sales for 1999 and 1998 have been reclassified to reflect this change.

15.    OTHER (INCOME) AND EXPENSES

In the years 2000, 1999, and 1998, the Company recorded Other (income) and expenses of $1.3 million, $6.0 million, and $(4.3) million, respectively:

                                         OTHER (INCOME) AND EXPENSES
---------------------------------------------------------------------------------------------
(IN THOUSANDS)                           2000                  1999               1998
---------------------------------------------------------------------------------------------

Net gains                             $   (4,325)          $     (560)        $   (29,107)

Impaired asset write-downs                 1,876                2,878              14,410

Employee termination benefit costs         3,854                2,889               6,543

Costs to exit activities                     590                  502               2,792

Other                                       (661)                 310               1,098
--------------------------------------------------------------------------------------------

Total                                 $    1,334           $    6,019         $    (4,264)
============================================================================================

NET GAINS
Net gains for 2000 reflect gains in all three operating segments recorded principally on the sales of non-core product lines and redundant properties, primarily land, buildings and related equipment. Net gains for 1998 consist principally of a pre-tax net gain of $27 million recorded on the October 1998 sale of the Nutter Engineering unit of the Gas and Fluid Control Segment. Such gains are reflected as adjustments to reconcile net income to net cash provided by operating activities in the Consolidated Statement of Cash Flows. Total proceeds associated with these gains are included in Proceeds from the sale of businesses and Proceeds from sale of property, plant and equipment in the investing activities section of the Consolidated Statement of Cash Flows. Total proceeds associated with 1998 gains were $42.9 million. Other related information concerning dispositions is discussed in Note 3, Acquisitions and Dispositions.

IMPAIRED ASSET WRITE-DOWNS
Impaired asset write-downs for 2000, 1999 and 1998 include $1.9 million, $1.9 million and $6.1 million, respectively, of pre-tax, non-cash, write-downs of the Company's investment in Bio-Oxidation Services Inc., which is held for disposal. Bio-Oxidation Services Inc. is included in the Gas and Fluid Control Segment. The write-down amounts were measured on the basis of the lower of carrying amount or fair value less costs to sell. Fair value was determined using available information based upon the estimated amount at which the assets could be sold in a current transaction between willing parties. The investment carrying values were $4.4 million, $6.6 million and $7.6 million as of December 31, 2000, 1999 and 1998, respectively. For the years 2000, 1999 and 1998,
Bio-Oxidation Services Inc. recorded pre-tax losses of $1.9 million, $2.3 million and $9.8 million, respectively. The Company estimates that disposal will occur during 2001.

Impaired asset write-downs for 1998 also include a $6.1 million pre-tax, non-cash, write-down of assets, principally property, plant and equipment in the Mill Services Segment. The write-down became necessary as a result of significant adverse changes in the international economic environment and the steel industry. The impairment loss was measured as the amount by which the carrying amount of assets exceeded their estimated fair value. Fair value was estimated based upon the expected future realizable net cash flows. In September 1999, assets associated with a substantial portion of this provision were sold in conjunction with the termination settlement of a contract in Russia.

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

During 2000, $3.9 million of employee termination benefit costs were incurred, principally in the Mill Services Segment, primarily in Holland, Belgium and Italy. Additionally, termination benefit costs were incurred in the United States in the Gas and Fluid Control Segment as well as at corporate headquarters. In 2000, approximately 294 employees were included in employee termination arrangements initiated by the Company and approximately $3.3 million of cash payments were made under such arrangements. The payments are reflected as uses of operating cash in the Consolidated Statement of Cash Flows.

During 1999, $2.9 million of expense related to employee termination benefits was incurred, principally in the Mill Services Segment, primarily in France and the United Kingdom. In 1999, approximately 220 employees were included in employee termination arrangements initiated by the Company, and approximately $1.8 million of cash payments were made under such arrangements. An additional $0.8 million was disbursed in 2000 for the 1999 reorganization actions.

During 1998, $6.5 million of expense related to employee termination benefits was incurred, principally in the Mill Services Segment primarily in South Africa, United States, France, and Germany. In 1998, approximately 670 employees were included in employee termination arrangements initiated by the Company and approximately $2.4 million of cash payments were made under such arrangements. An additional $0.2 million and $3.3 million were disbursed in 2000 and 1999, respectively, for the 1998 reorganization actions.


EMPLOYEE TERMINATION BENEFIT COSTS AND PAYMENTS


(IN MILLIONS)                                    SUMMARY OF ACTIVITY
--------------------------------------------------------------------------------
Original reorganization action period         2000        1999        1998
--------------------------------------------------------------------------------
Employee termination benefits expense        $ 3.9       $ 2.9       $ 6.5
--------------------------------------------------------------------------------
Disbursements:(1)
      In 1998                                   --          --        (2.4)
      In 1999                                   --        (1.8)       (3.3)
      In 2000                                 (3.3)       (0.8)       (0.2)
--------------------------------------------------------------------------------
           Total disbursements                (3.3)       (2.6)       (5.9)

      Other                                    0.3        (0.3)       (0.4)
--------------------------------------------------------------------------------
           Remaining payments as of
           December 31, 2000(2)              $ 0.9       $  --       $ 0.2
================================================================================

(1) - Disbursements are categorized according to the original reorganization action period to which they relate (2000, 1999 or 1998). Cash severance payments in 2000 occurred principally in the Mill Services Segment primarily in Europe. Cash severance payments in 1999 occurred principally in the Mill Services Segment in South Africa principally for 1998 reorganization actions.

(2) - Remaining payments are categorized according to the original reorganization action period to which they relate (2000 or 1998).

EMPLOYEE TERMINATIONS - NUMBER OF EMPLOYEES

                                                       SUMMARY OF ACTIVITY
--------------------------------------------------------------------------------
Original reorganization action period                2000      1999      1998
--------------------------------------------------------------------------------
Employees affected by new reorganization actions      294       220       670
--------------------------------------------------------------------------------
Employee terminations:
    In 1998                                            --        --      (349)
    In 1999                                            --      (172)     (352)
    In 2000                                          (282)      (39)       (1)
--------------------------------------------------------------------------------
         Total terminations                          (282)     (211)     (702)

    Other                                              --        (9)       35
--------------------------------------------------------------------------------
         Remaining terminations as of
         December 31, 2000                             12        --         3
================================================================================

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

During 1998, $1.0 million and $0.8 million of exit costs, principally relocation expenses, were included in the Mill Services and Infrastructure Segments, respectively.

TWO-YEAR SUMMARY OF QUARTERLY RESULTS
(UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                   2000
--------------------------------------------------------------------------------
    QUARTERLY                             FIRST     SECOND    THIRD     FOURTH
--------------------------------------------------------------------------------
    Net sales(1)                          $457.5    $465.6    $541.4    $538.9
    Gross profit(2)                         92.6     108.7     133.0     133.2
    Net income                              20.2      28.2      22.3      26.1
    Diluted earnings per share               .50       .70       .56       .65

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                   1999
--------------------------------------------------------------------------------
    QUARTERLY                             FIRST     SECOND    THIRD     FOURTH
--------------------------------------------------------------------------------
    Net sales(1)                          $412.1    $438.8    $432.1    $466.9
    Gross profit(2)                         82.8      94.7      93.7     102.2
    Net income                              14.8      23.8      26.1      26.0
    Diluted earnings per share               .35       .58       .64       .65


Notes:
    (1) In order to comply with EITF Issue No. 00-10, all shipping and handling costs have been classified as cost of services sold or as cost of products sold rather than as reductions of sales. Sales for the first three quarters of 2000 and for the year 1999 have been reclassified to reflect this change.

    (2) Gross profit is defined as Net sales less Cost of sales, Other (income) and expenses, and Research and development expenses.

COMMON STOCK PRICE AND DIVIDEND INFORMATION

                                   MARKET PRICE PER SHARE
                                 -------------------------    DIVIDENDS DECLARED
                                   HIGH            LOW            PER SHARE
--------------------------------------------------------------------------------
2000
First Quarter                    $ 31 5/8       $ 24               $ .235
Second Quarter                     30             25 31/64           .235
Third Quarter                      29 7/8         21 1/4             .235
Fourth Quarter                     26 3/4         17 11/16           .24

1999
First Quarter                    $ 33           $ 25               $ .225
Second Quarter                     34 3/8         23 1/16            .225
Third Quarter                      32 5/16        25 3/8             .225
Fourth Quarter                     31 7/8         26                 .235
--------------------------------------------------------------------------------

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

        None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant:


(a)      Identification of Directors:

Information regarding the identification of directors and positions held is incorporated by reference to the 2001 Proxy Statement.

(b)      Identification of Executive Officers:

Set forth below, as of March 2, 2001, are the executive officers (this excludes one corporate officer who is not deemed an "executive officer" within the meaning of applicable Securities and Exchange Commission regulations) of the Company and certain information with respect to each of them. The executive officers were elected to their respective offices on April 27, 2000, or at various times during the year as noted. All terms expire on April 25, 2001. There are no family relationships between any of the officers.

Name                   Age    Principal Occupation or Employment
----                   ---    ----------------------------------

Corporate Officers:

D. C. Hathaway         56     Chairman, President and Chief Executive Officer
                              since July 31, 2000. Chairman and Chief Executive
                              Officer from January 1, 1998 to July 31, 2000.
                              Served as Chairman, President and Chief Executive
                              Officer from April 1, 1994 to December 31, 1997,
                              and President and Chief Executive Officer from
                              January 1, 1994 to April 1, 1994. Director since
                              1991. From 1991 to 1993, served as President and
                              Chief Operating Officer. From 1986 to 1991 served
                              as Senior Vice President-Operations of the
                              Corporation. Served as Group Vice President from
                              1984 to 1986 and as President of the Dartmouth
                              Division of the Corporation from 1979 until 1984.

G. D. H. Butler        55     Senior Vice President - Operations of the
                              Corporation effective September 26, 2000.
                              Concurrently serves as President of the Heckett
                              MultiServ-East Division and President of the SGB
                              Division. Was President of the Heckett
                              MultiServ-East Division from July 1, 1994, to
                              September 26, 2000. Served as Managing Director -
                              Eastern Region of the Heckett MultiServ Division
                              from January 1, 1994 to June 30, 1994. Served in
                              various officer positions within MultiServ
                              International, N. V. prior to 1994 and prior to
                              Harsco's acquisition of that corporation in
                              August, 1993.

Name                   Age    Principal Occupation or Employment
----                   ---    ----------------------------------
P. C. Coppock          50     Senior Vice President, Chief Administrative
                              Officer, General Counsel and Secretary of the
                              Corporation effective January 1, 1994. Served as
                              Vice President, General Counsel and Secretary of
                              the Corporation from May 1, 1991 to December 31,
                              1993. From 1989 to 1991 served as Secretary and
                              Corporate Counsel and as Assistant Secretary and
                              Corporate Counsel from 1986 to 1989. Served in
                              various Corporate Attorney positions for the
                              Corporation since 1981.

S. D. Fazzolari        48     Senior Vice President, Chief Financial Officer and
                              Treasurer of the Corporation effective August 24,
                              1999. Served as Senior Vice President and Chief
                              Financial Officer from January 1998 to August
                              1999. Served as Vice President and Controller from
                              January 1994 to December 1997 and as Controller
                              from January 1993 to January 1994. Previously
                              served as Director of Auditing from 1985 to 1993,
                              and served in various auditing positions from 1980
                              to 1985.

R. W. Kaplan           49     Senior Vice President-Operations of the
                              Corporation effective July 1, 1998. Concurrently
                              serves as President of the Harsco Gas & Fluid
                              Control Group and was President of the
                              Taylor-Wharton Gas Equipment Division from
                              February 1, 1994 to November 16, 1999. Served as
                              Vice President and Treasurer of the Corporation
                              from January 1992 to February 1994. Served as
                              Treasurer of the Corporation from May 1991 to
                              December 1992. Previously served as Vice President
                              and General Manager of the Plant City
                              Steel/Taylor-Wharton Division from 1987 to 1991
                              and Vice President and Controller of the Division
                              from 1985 to 1987. Previously served in various
                              Corporate treasury/financial positions since 1979.

S. J. Schnoor          47     Vice President and Controller of the Corporation
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

(c)     Beneficial Ownership Reporting Compliance

        Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" of the 2001 Proxy Statement.

Item 11. Executive Compensation:

Information regarding compensation of executive officers and directors is incorporated by reference to the sections entitled "Executive Compensation and Other Information" and "Directors' Compensation" of the 2001 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management:

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the section entitled "Share Ownership of Management" of the 2001 Proxy Statement.

Item 13. Certain Relationships and Related Transactions:

Information regarding certain relationships and related transactions is incorporated by reference to the section entitled "Employment Agreements with Officers of the Company" of the 2001 Proxy Statement.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K:

(a) 1. The Consolidated Financial Statements are listed in the index to Item 8, "Financial Statements and Supplementary Data," on page 29.

(a) 2. The following financial statement schedule should be read in conjunction with the Consolidated Financial Statements (see Item 8, "Financial Statements and Supplementary Data"):

                                                    Page
                                                    ----
          Report of Independent Accountants
             on Financial Statement Schedule         85
          Schedule II - Valuation and
             Qualifying Accounts for the years
             2000, 1999 and 1998                     86

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

         Financial statements of 50% or less owned unconsolidated companies are not submitted inasmuch as (1) the registrant's investment in and advances to such companies do not exceed 20% of the total consolidated assets, (2) the registrant's proportionate share of the total assets of such companies does not exceed 20% of the total consolidated assets, and (3) the registrant's equity in the income from continuing operations before income taxes of such companies does not exceed 20% of the total consolidated income from continuing operations before income taxes.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of
Harsco Corporation:


Our audits of the consolidated financial statements referred to in our report dated January 30, 2001 appearing on page 30 of this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
January 30, 2001

                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
                             (dollars in thousands)



            COLUMN A                 COLUMN B     COLUMN C            COLUMN D              COLUMN E
            --------                 --------     --------            --------              --------
                                                  Additions    (Deductions) Additions
                                                  ----------   ----------------------
                                                               Due to
                                     Balance at   Charged to   Currency                      Balance at
                                     Beginning    Cost and     Translation                   End of
           Description               of Period    Expenses     Adjustments   Other(1)        Period
           -----------               ---------    --------     -----------   --------        ------
For the year 2000:
    Deducted from Receivables:
       Uncollectible accounts        $ 13,339     $  3,997     $   (494)     $  9,236 (2)    $ 26,078
                                     ========     ========     ========      ========        ========
    Deducted from Inventories:
       Inventory valuations          $ 10,684     $  2,121     $   (284)     $ (3,483)(3)    $  9,038
                                     ========     ========     ========      ========        ========
    Other Reorganization and
    Valuation Reserves               $ 17,080     $  2,116     $   (666)     $  5,318 (4)    $ 23,848
                                     ========     ========     ========      ========        ========

For the year 1999:
    Deducted from Receivables:
       Uncollectible accounts        $ 13,602     $  4,844     $   (153)     $ (4,954)       $ 13,339
                                     ========     ========     ========      ========        ========
    Deducted from Inventories:
       Inventory valuations          $  5,777     $  6,383     $   (132)     $ (1,344)       $ 10,684
                                     ========     ========     ========      ========        ========
    Other Reorganization and
    Valuation Reserves               $ 25,316     $  5,206     $   (389)     $(13,053)(5)    $ 17,080
                                     ========     ========     ========      ========        ========

For the year 1998:
    Deducted from Receivables:
       Uncollectible accounts        $  6,834     $  9,166     $      9      $ (2,407)       $ 13,602
                                     ========     ========     ========      ========        ========
    Deducted from Inventories:
       Inventory valuations          $  3,687     $  6,871     $    (30)     $ (4,751)       $  5,777
                                     ========     ========     ========      ========        ========
    Other Reorganization and
    Valuation Reserves               $  3,102     $ 16,423     $     93      $  5,698 (6)    $ 25,316
                                     ========     ========     ========      ========        ========

(1)  Amounts charged to valuation account during the year.

(2) Includes $18,791 increase due to opening balance sheet receivable reserves of SGB Group and $5,630 charged against those reserves.

(3) Includes $3,309 increase due to opening balance sheet inventory reserves of SGB Group.

(4) Includes $15,602 increase due to opening balance sheet reorganization reserves of SGB Group and $2,338 charged against those reserves.

(5) Includes $5,942 of charges against the opening balance sheet reorganization reserves of Faber Prest acquired in 1998.

(6) Includes $12,328 increase due to opening balance sheet reorganization reserves for companies acquired in 1998.

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
3(a)           Articles of Incorporation as                  Exhibit volume, 1990 10-K
                amended April 24, 1990

3(b)           Certificate of Amendment of                   Exhibit volume, 1999 10-K
                Articles of Incorporation filed
                June 3, 1997

3(c)           Certificate of Designation filed              Exhibit volume, 1997 10-K
                September 25, 1997

3(d)           By-laws as amended April 25, 1990             Exhibit volume, 1990 10-K

4(a)           Harsco Corporation Rights                     Incorporated by reference to
                Agreement dated as of September               Form 8-A, filed September 26, 1997
                28, 1997, with Chase Mellon
                Shareholder Services L.L.C.

4(b)           Registration of Preferred Stock               Incorporated by reference to
                Purchase Rights                                Form 8-A dated October 2, 1987

4(c)           Current Report on dividend                    Incorporated by reference to
                distribution of Preferred                      Form 8-K dated October 13, 1987
                Stock Purchase Rights

4(d)           Debt Securities Registered                    Incorporated by reference to
                under Rule 415 (6% Notes)                      Form S-3, Registration No.
                                                               33-42389 dated August 23, 1991

4(e)           6% 1993 Notes due September 15,               Incorporated by reference to the
                2003 described in Prospectus                   Prospectus Supplement dated
                Supplement dated September 8,                  September 8, 1993 to Form S-3,
                1993 to Form S-3 Registration under            Registration No. 33-42389
                Rule 415 dated August 23, 1991                 dated August 23, 1991

4(f)           Debt and Equity Securities Registered         Incorporated by reference to
                                                               Form S-3, Registration No.
                                                               33-56885 dated December 15,
                                                               1994, effective date
                                                               January 12, 1995

Exhibit
Number                   Data Required                       Location in 10-K
------                   -------------                       ----------------
4(g)           Harsco Finance B. V.                          Exhibit to 10-Q for the period
                L200 million, 7.25%                            ended September 30, 2000
                Guaranteed Notes due 2010


4(h)           Cash Offer for SGB Group PLC                  Exhibit to 10-Q for the period
                                                               ended June 30, 2000

           Material Contracts - Credit facility

10(a)          $50,000,000 Facility agreement dated          Exhibit volume, 2000 10-K
                15 December 2000

10(b)          $50,000,000 Facility agreement dated          Exhibit volume, 2000 10-K
                12th January 2001

10(c)          Commercial Paper Payment Agency               Exhibit volume, 2000 10-K
                Agreement Dated October 1, 2000,
                Between Salomon Smith Barney Inc.
                and Harsco Corporation

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

10(f)          Commercial Paper Agreement with               Exhibit to 10-Q for the period
                Banque Bruxelles Lambert S.A./Bank              ended September 30, 1996
                Brussel Lambert N.V. dated
                September 25, 1996.

10(g)          364-Day Credit Agreement                      Exhibit to 10-Q for the period
                                                               ended September 30, 2000

10(h)          Five Year Credit Agreement                    Exhibit to 10-Q for the period
                                                               ended September 30, 2000

Exhibit
Number                   Data Required                       Location in 10-K
------                   -------------                       ----------------
           Material Contracts - Underwriting

10(i)          Commercial Paper Placement Agency             Exhibit volume, 1998 10-K
                Agreement dated November 6, 1998,
                between Chase Securities, Inc. and
                Harsco Corporation

10(j)          Underwriting Agreement for                    Exhibit volume, 1987 10-K
                Debt Securities dated
                October 22, 1987

           Material Contracts - Management Contracts and Compensatory Plans

10(k)          Harsco Corporation Supplemental               Exhibit volume, 1997 10-K
                Retirement Benefit Program as
                amended January 27, 1998

10(l)          Trust Agreement between Harsco                Exhibit volume, 1987 10-K
                Corporation and Dauphin Deposit
                Bank and Trust Company dated
                July 1, 1987 relating to the
                Supplemental Retirement Benefit
                Plan

10(m)          Harsco Corporation Supplemental               Exhibit volume, 1991 10-K
                Executive Retirement Plan as
                amended

10(n)          Trust Agreement between Harsco                Exhibit volume, 1988 10-K
                Corporation and Dauphin
                Deposit Bank and Trust Company
                dated November 22, 1988 relating
                to the Supplemental Executive
                Retirement Plan

10(o)          1995 Executive Incentive Compensation         Proxy Statement dated March 22,
                Plan                                           1995 on Exhibit A pages A-1
                                                               through A-12

Exhibit
Number                   Data Required                       Location in 10-K
------                   -------------                       ----------------
10(p)          Authorization, Terms and Conditions of        Exhibit volume, 2000 10-K
                the Annual Incentive Awards, as
                amended and Restated January 1,
                2001, under the 1995 Executive Incentive
                Compensation Plan

               Employment Agreements -

10(q)          D. C. Hathaway                                Exhibit volume, 1989 10-K
                                                               Uniform agreement, the same
                                                               as shown for J. J. Burdge
   "           L. A. Campanaro                                    "             "
   "           P. C. Coppock                                      "             "
   "           S. D. Fazzolari                                    "             "
   "           R. W. Kaplan                                       "             "

10(r)          Special Supplemental Retirement               Exhibit Volume, 1988 10-K
                Benefit  Agreement for
                D. C. Hathaway

10(s)          Settlement Agreement with                     Exhibit to 10-Q for the period
                Leonard A. Campanaro                           ended June 30, 2000

               Director Indemnity Agreements -

10(t)          R. F. Nation                                  Exhibit volume, 1989 10-K
                                                               Uniform agreement, same as
                                                               shown for J. J. Burdge
   "           A. J. Sordoni, III                                 "             "
   "           R. C. Wilburn                                      "             "
   "           D. C. Hathaway                                     "             "
   "           J. I. Scheiner                                     "             "
   "           C. F. Scanlan                                      "             "
   "           J. J. Jasinowski                                   "             "
   "           J. P. Viviano                                      "             "

10(u)          Harsco Corporation Deferred                   Exhibit volume, 2000 10-K
                Compensation Plan for
                Non-Employee Directors, as
                amended and restated June 27, 2000

Exhibit
Number                   Data Required                       Location in 10-K
------                   -------------                       ----------------
10(v)          Harsco Corporation 1995 Non-Employee          Proxy Statement dated
                Directors' Stock Plan                          March 22, 1995 on Exhibit B
                                                               pages B-1 through B-6

12             Computation of Ratios of                      Exhibit volume, 2000 10-K
                Earnings to Fixed Charges

21             Subsidiaries of the Registrant                Exhibit volume, 2000 10-K

23             Consent of Independent Accountants            Exhibit volume, 2000 10-K

27             Financial Data Schedule                       Exhibit volume, 2000 10-K


Exhibits other than those listed above are omitted for the reason that they are either not applicable or not material.

The foregoing Exhibits are available from the Secretary of the Company upon receipt of a fee of $10 to cover the Company's reasonable cost of providing copies of such Exhibits.

(b)      Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HARSCO CORPORATION

Date   3-15-01                          By  /S/  Salvatore D. Fazzolari
      ------------                          ----------------------------------
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

SIGNATURE                               CAPACITY                                DATE

/S/  Derek C. Hathaway                  Chairman, President and Chief            3-15-01
----------------------------------                                              ---------
     (Derek C. Hathaway)                Executive Officer

/S/  Salvatore D. Fazzolari             Senior Vice President, Chief             3-15-01
----------------------------------                                              ---------
     (Salvatore D. Fazzolari)           Financial Officer and Treasurer
                                        (Principal Financial Officer)

/S/  Stephen J. Schnoor                 Vice President and Controller            3-15-01
----------------------------------                                              ---------
     (Stephen J. Schnoor)               (Principal Accounting Officer)

/S/  Jerry J. Jasinowski                Director                                 3-15-01
----------------------------------                                              ---------
     (Jerry J. Jasinowski)

/S/  Robert F. Nation                   Director                                 3-15-01
----------------------------------                                              ---------
     (Robert F. Nation)

/S/  Carolyn F. Scanlan                 Director                                 3-15-01
----------------------------------                                              ---------
     (Carolyn F. Scanlan)

/S/  James I. Scheiner                  Director                                 3-15-01
----------------------------------                                              ---------
     (James I. Scheiner)

/S/  Andrew J. Sordoni III              Director                                 3-15-01
----------------------------------                                              ---------
     (Andrew J. Sordoni III)

/S/  Joseph P. Viviano                  Director                                 3-15-01
----------------------------------                                              ---------
     (Joseph P. Viviano)

/S/  Dr. Robert C. Wilburn              Director                                 3-15-01
----------------------------------                                              ---------
     (Dr. Robert C. Wilburn)

HARSCO CORPORATION FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

Item 14(a) 3. Exhibits

Exhibit                                                                                               Document
Number                                                                                                Pages

10(a)                    $50,000,000 Facility Agreement dated
                           15 December 2000                                                            1 - 60

10(b)                    $50,000,000 Facility Agreement dated
                           12th January 2001                                                           1 - 58

10(c)                    Commercial Paper Payment Agency
                           Agreement dated October 1, 2000,
                           Between Salomon Smith Barney Inc.
                           and Harsco Corporation                                                      1 - 16

10(p)                    Authorization, Terms and Conditions of
                           The Annual Incentive Awards, as
                           Amended and Restated January 1, 2001,
                           Under the 1995 Executive Incentive
                           Compensation Plan                                                           1 - 10

10(u)                    Harsco Corporation Deferred Compensation
                           Plan for Non-Employee Directors, as
                           Amended and Restated June 27, 2000                                          1 - 12

12                       Computation of Ratios of Earnings
                           to Fixed Charges                                                               1

21                       Subsidiaries of the Registrant                                                 1 - 5

23                       Consent of Independent Accountants                                               1