Form 10-Q
period 2001-03-31
HARSCO CORP
filed 2001-05-15
CIK 45876

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

                                       OR

         [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 1-3970

                               HARSCO CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                  23-1483991
       ------------------------             ------------------------------------
       (State of incorporation)             (I.R.S. Employer Identification No.)


        Camp Hill, Pennsylvania                          17001-8888
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

Registrant's Telephone Number        (717) 763-7064


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  /X/       NO  / /

Title of Each Class                  Outstanding Shares at March 31, 2001
-------------------                  ------------------------------------
Common Stock Par Value $1.25                      39,811,412
Preferred Stock Purchase Rights                   39,811,412

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                                   Three Months Ended
                                                                        March 31
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                         2001              2000
----------------------------------------                         ----              ----
REVENUES:
    Service sales (1)                                         $ 325,064         $ 231,249
    Product sales (1)                                           201,148           226,205
    Other                                                           426               203
                                                              ---------         ---------
      TOTAL REVENUES                                            526,638           457,657
                                                              ---------         ---------

COSTS AND EXPENSES:
    Cost of services sold (1)                                   237,643           179,094
    Cost of products sold (1)                                   168,159           183,725
    Selling, general, and administrative expenses                83,366            53,794
    Research and development expenses                               585             1,647
    Other expense                                                 4,040               374
                                                              ---------         ---------
      TOTAL COSTS AND EXPENSES                                  493,793           418,634
                                                              ---------         ---------
      OPERATING INCOME                                           32,845            39,023

Equity in income (loss) of affiliates, net (2)                   (2,238)              150
Interest income                                                   1,222             1,188
Interest expense                                                (14,556)           (7,490)
                                                              ---------         ---------

      INCOME BEFORE INCOME TAXES AND MINORITY INTEREST           17,273            32,871

Provision for income taxes                                        6,046            11,505
                                                              ---------         ---------

      INCOME BEFORE MINORITY INTEREST                            11,227            21,366

Minority interest in net income                                   1,086             1,164
                                                              ---------         ---------
NET INCOME                                                    $  10,141         $  20,202
                                                              =========         =========

Average shares of common stock outstanding                       39,807            40,015

                                                              ---------         ---------
BASIC EARNINGS PER COMMON SHARE                               $     .25         $     .50
                                                              =========         =========

Diluted average shares of common shares outstanding              39,879            40,085

                                                              ---------         ---------
DILUTED EARNINGS PER COMMON SHARE                             $     .25         $     .50
                                                              =========         =========

(1) In order to comply with Emerging Issues Task Force (EITF) Issue No. 00-10, all shipping and handling costs amounting to $8.3 million have been classified as cost of services sold or as cost of products sold rather than as reductions of sales. The income statement for the three months ended March 31, 2000 has been reclassified to reflect this change. The reclassification has no effect on previously reported operating income or net income for the three months ended March 31, 2000.

(2) Equity in income (loss) of affiliates is now separately reported. Previously this amount was included in operating income as other revenues. The amount previously reported as operating income for the three months ended March 31, 2000 was $39,173.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Continued)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                  MARCH 31           December 31
(IN THOUSANDS)                                                      2001                2000
--------------                                                      ----                ----
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                   $    61,367         $    56,422
    Receivables, less allowance for doubtful accounts of
       $26,518 in 2001 and $26,078 in 2000                          429,047             413,654
    Inventories                                                     201,712             199,117
    Other current assets                                             53,436              57,222
                                                                -----------         -----------
       TOTAL CURRENT ASSETS                                         745,562             726,415
                                                                -----------         -----------

Property, plant and equipment, at cost                            1,760,097           1,771,494
    Allowance for depreciation                                      892,377             874,713
                                                                -----------         -----------
                                                                    867,720             896,781
Cost in excess of net assets of businesses acquired, net            355,905             369,199
Other assets                                                        176,023             188,553
                                                                -----------         -----------
       TOTAL ASSETS                                             $ 2,145,210         $ 2,180,948
                                                                ===========         ===========

LIABILITIES
CURRENT LIABILITIES:
    Notes payable and current maturities                        $    54,128         $    62,295
    Accounts payable                                                156,353             192,148
    Accrued compensation                                             38,988              46,591
    Income taxes                                                     29,167              34,783
    Other current liabilities                                       206,043             200,362
                                                                -----------         -----------
       TOTAL CURRENT LIABILITIES                                    484,679             536,179
                                                                -----------         -----------
Long-term debt                                                      808,753             774,450
Deferred income taxes                                                90,388              88,480
Other liabilities                                                   104,229             107,660
                                                                -----------         -----------
       TOTAL LIABILITIES                                          1,488,049           1,506,769
                                                                -----------         -----------

COMMITMENTS  AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock and additional paid-in capital                         173,048             172,887
Accumulated other comprehensive income (expense)                   (127,130)           (109,377)
Retained earnings                                                 1,215,245           1,214,659
Treasury stock                                                     (604,002)           (603,990)
                                                                -----------         -----------
       TOTAL SHAREHOLDERS' EQUITY                                   657,161             674,179
                                                                -----------         -----------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 2,145,210         $ 2,180,948
                                                                ===========         ===========

See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Continued)

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                            THREE MONTHS ENDED
                                                                                                  MARCH 31
(IN THOUSANDS)                                                                             2001             2000
--------------                                                                             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                            $ 10,141         $ 20,202
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                                                        39,274           31,883
       Amortization                                                                         4,327            3,350
       Equity in (income) loss of affiliates, net                                           2,238             (150)
       Deferred income taxes                                                                5,863            1,859
       Other, net                                                                           3,896              864
       Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
           Accounts receivable                                                            (26,116)          (6,901)
           Inventories                                                                     (6,175)          (6,117)
           Accounts payable                                                               (21,779)          (7,887)
           Net disbursements related to discontinued defense business                        (186)            (227)
           Other assets and liabilities                                                    (8,929)         (19,393)
                                                                                         --------         --------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                                            2,554           17,483
                                                                                         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                             (33,609)         (39,207)
   Proceeds from sale of property, plant and equipment                                      3,035              793
   Purchase of businesses, net of cash acquired                                                --           (9,502)
   Proceeds from sales of business                                                             --            3,743
   Other investing activities                                                                   9              122
                                                                                         --------         --------
       NET CASH (USED) BY INVESTING ACTIVITIES                                            (30,565)         (44,051)
                                                                                         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Short-term borrowings, net                                                              (1,515)           3,661
   Current maturities and long-term debt:
     Additions                                                                             80,183           34,208
     Reductions                                                                           (31,180)          (1,992)
   Cash dividends paid on common stock                                                     (9,553)          (9,421)
   Common stock issued-options                                                                151              265
   Common stock acquired for treasury                                                         (50)          (3,768)
   Other financing activities                                                              (1,206)            (748)
                                                                                         --------         --------

       NET CASH PROVIDED BY FINANCING ACTIVITIES                                           36,830           22,205
                                                                                         --------         --------

Effect of exchange rate changes on cash                                                    (3,874)          (1,055)
                                                                                         --------         --------

Net increase (decrease) in cash and cash equivalents                                        4,945           (5,418)

Cash and cash equivalents at beginning of period                                           56,422           51,266
                                                                                         --------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $ 61,367         $ 45,848
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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Continued)

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Unaudited)


                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31
(IN THOUSANDS)                                                              2001             2000
--------------                                                              ----             ----
Net income                                                                $ 10,141         $ 20,202

Other comprehensive income (expense):

       Foreign currency translation adjustments                            (17,605)          (7,627)
       Net losses on cash flow hedging instruments                            (160)              --
       Pension liability adjustments, net of deferred income taxes              12               --
                                                                          --------         --------

Other comprehensive expense                                                (17,753)          (7,627)
                                                                          --------         --------

TOTAL COMPREHENSIVE INCOME (EXPENSE)                                      $ (7,612)        $ 12,575
                                                                          ========         ========

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Continued)

                         REVIEW OF OPERATIONS BY SEGMENT
                                   (Unaudited)

(In millions)

                                                                               GAS
                                                  INFRA-         MILL       AND FLUID     S3NETWORKS      GENERAL    CONSOLIDATED
THREE MONTHS ENDED MARCH 31, 2001                STRUCTURE     SERVICES      CONTROL         LLC         CORPORATE      TOTALS
---------------------------------                ---------     --------      -------         ---         ---------      ------
  Net sales to unaffiliated customers (1)         $215.1        $183.1        $128.0        $   --        $   --        $526.2
                                                  ------        ------        ------        ------        ------        ------

  Operating income (loss)                         $  8.2        $ 18.5        $  6.3        $   --        $ (0.2)       $ 32.8
  Equity in income (loss) of affiliates, net         0.4           0.1            --          (2.7)           --          (2.2)
  Interest income                                    0.2           1.0            --            --            --           1.2
  Interest expense                                  (9.1)         (2.2)         (0.4)           --          (2.9)        (14.6)
  Income tax (expense) benefit                       0.2          (5.2)         (2.3)          0.9           0.4          (6.0)
  Minority interest in net (income)                   --          (1.1)           --            --            --          (1.1)
                                                  ------        ------        ------        ------        ------        ------

SEGMENT NET INCOME (LOSS)                         $ (0.1)       $ 11.1        $  3.6        $ (1.8)       $ (2.7)       $ 10.1
                                                  ======        ======        ======        ======        ======        ======

                                                                               GAS
                                                  INFRA-         MILL       AND FLUID     S3NETWORKS      GENERAL    CONSOLIDATED
THREE MONTHS ENDED MARCH 31, 2000                STRUCTURE     SERVICES      CONTROL         LLC         CORPORATE      TOTALS
---------------------------------                ---------     --------      -------         ---         ---------      ------
Net sales to unaffiliated customers (1)           $123.9        $193.5        $140.1        $   --        $   --        $457.5
                                                  ------        ------        ------        ------        ------        ------

Operating income (loss)                           $  8.8        $ 19.9        $ 11.1        $   --        $ (0.8)       $ 39.0
Equity in income of affiliates, net (2)               --           0.2            --            --            --           0.2
Interest income                                       --           1.1           0.1            --            --           1.2
Interest expense                                    (1.8)         (2.1)         (1.0)           --          (2.6)         (7.5)
Income tax (expense) benefit                        (2.4)         (6.7)         (3.8)           --           1.4         (11.5)
Minority interest in net (income)                     --          (1.2)           --            --            --          (1.2)
                                                  ------        ------        ------        ------        ------        ------

SEGMENT NET INCOME (LOSS)                         $  4.6        $ 11.2        $  6.4        $   --        $ (2.0)       $ 20.2
                                                  ======        ======        ======        ======        ======        ======

(1) In order to comply with Emerging Issues Task Force (EITF) Issue No. 00-10, all shipping and handling costs have been classified as cost of services sold or as cost of products sold rather than as reductions of sales. The income statement for the three months ended March 31, 2000 has been reclassified to reflect this change. The reclassification has no effect on previously reported operating income or net income for the three months ended March 31, 2000.

(2) Equity in income (loss) of affiliates is now separately reported. Previously these amounts were included in operating income. Amounts previously reported as operating income for the three months ended March 31, 2000 were $20.1 million for the Mill Services Segment and a consolidated total of $39.2 million. Reported operating income amounts for the other segments are unchanged.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Continued)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

                                         MARCH 31       December 31
(in thousands)                             2001            2000
--------------                             ----            ----
Finished goods                           $ 70,676        $ 68,519
Work-in-process                            37,946          36,751
Raw materials and purchased parts          72,340          73,265
Stores and supplies                        20,750          20,582
                                         --------        --------

                                         $201,712        $199,117
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

The settlement does not resolve the claim by the Internal Revenue Service ("IRS") that, contrary to the Company's position, certain cargo truck models sold by the Company should be considered to have gross vehicle weights in excess of the 33,000 pound threshold under FET law, are not entitled to an exemption from FET under any other theory, and therefore are taxable. In 1999, the IRS assessed an increase in FET of $30.4 million plus penalties of $9.3 million and applicable interest currently estimated to be $55.0 million. In October 1999, the Company posted an $80 million bond required as security by the IRS. This increase in FET takes into account offsetting credits of $9.2 million, based on a partial allowance of the Company's $31.9 million claim that certain truck components are exempt from FET. The IRS disallowed in full the Company's additional claim that it is entitled to the entire $52 million of FET (plus applicable interest currently estimated by the Company to be $49.9 million) the Company has paid on the five-ton trucks, on the grounds that such trucks qualify for the FET exemption applicable to certain vehicles specially designed for the primary function of off-

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Continued)

highway transportation. In the event that the Company ultimately receives from the IRS a refund of tax (including applicable interest) with respect to which the Company has already received reimbursement from the Army, the refund would be allocated between the Company and the Army. In August 2000, the Company filed legal action against the Government in the U.S. Court of Federal Claims challenging the assessment and seeking a refund of all FET that the Company has paid on five-ton trucks. That action is proceeding. Although there is risk of an adverse outcome, both the Company and the Army believe that the cargo trucks are not taxable. No recognition has been given in the accompanying financial statements for the Company's claims with the IRS.

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

Even if the cargo trucks are ultimately held to be taxable, the Army's contribution of $24.6 million toward payment of the tax (but not interest or penalty, if any), would result in a net maximum liability for the Company of $5.8 million plus penalties and applicable interest currently estimated to be $12.2 million and $55.0 million, respectively. The Company believes it is unlikely that resolution of this matter will have a material adverse effect on the Company's financial position; however, it could have a material effect on quarterly or annual results of operations.


ENVIRONMENTAL

The Company is involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites. While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company. The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Consolidated Balance Sheet at March 31, 2001 and December 31, 2000 includes an accrual of $3.3 million and $3.5 million, respectively, for environmental matters. The amounts charged against pre-tax earnings related to environmental matters totaled $0.3 million for the first three months of 2001, and $0.8 million for the first three months of 2000.

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


FINANCIAL INSTRUMENTS AND HEDGING

The Company has subsidiaries principally operating in North America, South America, Europe and Asia-Pacific. These operations are exposed to fluctuations in related foreign currencies in the normal course of business. The Company seeks to reduce exposure to foreign currency fluctuations through the use of forward exchange contracts. The Company does not hold or issue financial instruments for trading purposes, and it is the Company's policy to prohibit the use of derivatives for speculative purposes. The Company has a Foreign Currency Risk Management Committee that meets periodically to monitor foreign currency risks.

As of January 1, 2001, the Company adopted the Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The cumulative effect adjustment as of January 1, 2001 was comprised of other comprehensive expense of $33 thousand related to mark-to-market adjustments on derivatives in hedge relationships, and $12 thousand of income related to mark-to-market adjustments on derivatives in hedge relationships, and $12 thousand of income related to mark-to-market adjustments on embedded derivatives recorded in current earnings. The Company expects that principally all of the current mark-to-market adjustments related to cash flows hedges included in other comprehensive income will be reclassified into earnings within the next 12 months.

The Company executes foreign currency forward exchange contracts to hedge transactions of its non-U.S. subsidiaries for firm purchase commitments, to hedge variable cash flows of forecasted transactions and for export sales denominated in foreign currencies. These contracts generally are for 90 to 180 days or less. For those contracts that are designated as qualified cash flow hedges, gains or losses are recorded in other comprehensive income. Amounts recorded in other comprehensive income are reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The cash flows from these contracts are classified consistent with the cash flows from the transaction being hedged. The Company also enters into certain forward exchange contracts not designated as hedges under SFAS 133. Gains and losses on these contracts are recognized

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Continued)

in income based on fair market value. For fair value hedges of a firm commitment, the gain or loss on the derivative and the offsetting loss or gain on the hedged firm commitment are recognized currently in income. As of March 31, 2001, the total of all forward exchange contracts amounted to $4.8 million.

The Company has several hedges of net investment recorded in accordance with SFAS 133. In the first quarter of 2001, the Company recorded a credit of $0.7 million in the foreign currency translation adjustments line of other comprehensive income related to hedges of net investments.

Reconciliation of Basic and Diluted Shares

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31
In thousands, except amounts per share)                                               2001           2000
Net income                                                                           $10,141        $20,202
                                                                                     =======        =======

Average shares of common stock outstanding used to compute basic earnings per
   common share                                                                       39,807         40,015
Additional common shares to be issued assuming exercise of stock options, net
   of shares assumed reacquired                                                           72             70
                                                                                     -------        -------
Shares used to compute dilutive effect of stock options                               39,879         40,085
                                                                                     =======        =======

Basic earnings per common share                                                      $   .25        $   .50
                                                                                     =======        =======

Diluted earnings per common share                                                    $   .25        $   .50
                                                                                     =======        =======

New Financial Accounting Standards

In June 1998, the Financial Accounting Standard Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), with an amended effective date for fiscal years beginning after June 15, 2000. SFAS 133 was further amended by SFAS No. 138 (SFAS 138). SFAS 133 requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and, if it is, the type of hedge transaction. The Company adopted SFAS 133 and SFAS 138 as of January 1, 2001. Due to the Company's limited use of derivative instruments, SFAS 133 and SFAS 138 did not have a material effect on the financial position or results of operations of the Company. See "Financial Instruments and Hedging" for additional information.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Continued)

Acquisitions

On June 16, 2000 the Company received all required regulatory approvals and declared its offer to acquire SGB Group Plc ("SGB") wholly unconditional. Harsco took majority ownership in SGB and subsequently acquired 100% of the shares. SGB, based in the UK, is one of Europe's largest suppliers of scaffolding, forming and related access products and services. SGB also has operations in North America, the Middle East and the Asia-Pacific region. SGB had 1999 sales of 283 million British pounds sterling (approximately $404 million using a March 31, 2001 exchange rate).

The acquisition of SGB has been accounted for using the purchase method of accounting, and accordingly, the operating results of SGB have been included in the consolidated results of the Company since the date of acquisition. The purchase price allocation is based upon appraisal values and management estimates.

  The purchase price of SGB has been allocated as follows:

(in millions)
Working capital, other than cash            $ 21.3
Property, plant and equipment                211.6
Other assets                                  45.3
Goodwill                                     127.1
Non-current liabilities                     (133.4)
                                            ------

Purchase price, net of cash received        $271.9
                                            ======

The following unaudited pro forma summary combines the consolidated results of operations of the Company and SGB as if the acquisition had occurred on January 1, 2000 for the three months ending March 31, 2000.

                                       THREE MONTHS ENDED MARCH 31
                                               PRO FORMA
(in thousands, except per share data)            2000
Total revenues                                 $588,278

Net income                                       18,875

Diluted earnings per share                     $   0.47
                                               ========

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Continued)

The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the period presented, or of the future results of the combined operations.

The unaudited pro forma information includes the actual results of SGB prior to the acquisition date. These results do no reflect the effect of reorganization actions, synergies, cost reductions and other benefits resulting from the combination. Additionally, the unaudited pro forma information reflects amortization of the cost in excess of net assets acquired and interest expense on assumed borrowings for the acquisition for the full period presented.

Pending Divestitures

On April 13, 2001, the Company divested its 49% interest in S3Networks LLC. In the first quarter of 2001 the Company recorded $2.7 million of losses related to its investment in S3Networks. The divestiture will eliminate any future dilution to the Company's earnings as a result of S3Networks.

In the first quarter of 2001, due to changing economic conditions, the Company reversed its previously announced decision to divest of Capitol Manufacturing and Patterson-Kelley.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company's overall liquidity and capital resources changed minimally from December 31, 2000. The seasonal effect of decreased cash flows resulted in a slight increase in total debt. However, debt reduction remains the principal financial objective for 2001. The Company's financial targets this year include significant reductions in debt through reduced working capital employed, substantial cash flows from the sale of underperforming assets and a reduction in capital spending.

                                 MARCH 31        DECEMBER 31        INCREASE/
(DOLLARS ARE IN MILLIONS)          2001             2000           (DECREASE)
-------------------------          ----             ----           ----------
Current assets                   $  745.6         $  726.4         $   19.2
Current liabilities                 484.7            536.2            (51.5)
                                 --------         --------         --------
Working capital                  $  260.9         $  190.2         $   70.7

Current ratio                       1.5:1            1.4:1
                                 ========         ========         ========
Notes payable and
   current maturities            $   54.1         $   62.3         $   (8.2)
Long-term debt                      808.8            774.4             34.4
                                 --------         --------         --------
Total debt                          862.9            836.7             26.2
Total equity                        657.2            674.2            (17.0)
                                 --------         --------         --------
Total capital                    $1,520.1         $1,510.9         $    9.2
Total debt to
   total capital                     56.8%            55.4%
                                 ========         ========         ========


WORKING CAPITAL POSITION

The change in the Company's working capital position and current ratio during the first three months of 2001 is due principally to a reduction in current liabilities of $51.5 million, including a reduction in accounts payable of $35.8 million. Also contributing to the change in working capital is a $19.2 million increase in current assets resulting from a $15.4 million increase in accounts receivable. Accounts receivable increases are due to seasonal increases in sales, especially in the Infrastructure and Mill Services Segments in March when compared to December 2000.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CASH INVESTING AND FINANCING ACTIVITIES

The Company's debt as a percent of total capital increased in the first quarter of 2001 mainly as a result of greater debt. Also contributing to that increase was a $17.6 million decrease in equity resulting from foreign currency translation adjustments. The foreign currency translation adjustments were principally due to a 6% decrease in the translated value of the euro, a 4% decrease in the British pound sterling, a 9% decrease in the Brazilian real and a 6% decrease in the South African rand from December 31, 2000 to March 31, 2001.

Long-term debt increased in the first quarter of 2001 principally as a result of capital expenditures (investments) and the seasonality of cash flows. Capital investments for the first quarter of 2001 were $33.6 million, down 14% from the first three months of 2000 despite the inclusion in 2001 of capital investments by SGB. Excluding SGB, capital investments declined 34%. Investments were made predominantly for our services businesses.

The Company's history of capital investments, strategic acquisitions, share repurchases and cash dividends, paid at the same or increased rates for the 203rd consecutive quarter in February 2001, demonstrate the Company's continued commitment to creating value through strategic investments and return of capital to shareholders.

                            FOR THE THREE
                            MONTHS ENDED
CASH UTILIZATION:             MARCH 31                          FOR THE YEAR ENDED DECEMBER 31
                                                                ------------------------------
(IN MILLIONS)                   2001           2000           1999           1998           1997           1996
-------------                   ----           ----           ----           ----           ----           ----
Strategic acquisitions        $    --        $ 302.5        $  48.9        $ 158.3        $   8.5        $  21.1
Share repurchases                 0.1            7.9           71.9          169.3          113.2           30.7
Cash dividends                    9.6           37.6           37.0           40.3           39.1           37.9
Capital investments              33.6          180.0          175.2          159.8          143.4          150.3
                              -------        -------        -------        -------        -------        -------

Total                         $  43.3        $ 528.0        $ 333.0        $ 527.7        $ 304.2        $ 240.0
                              =======        =======        =======        =======        =======        =======

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL STATISTICS

                                            FOR THE THREE MONTHS      FOR THE THREE MONTHS
                                               ENDED MARCH 31            ENDED MARCH 31
                                                    2001                      2000
Harsco stock price high-low                    $28.48 - $23.60           $31.63 - $24.00

Annualized return on average equity                 6.1%                     12.4%
Annualized return on average assets                 5.9%                      9.8%
Annualized return on average capital                5.1%                      8.9%

The Company's lower annualized return on average equity was due principally to lower income in the first three months of 2001 compared with the first three months of 2000. Lower annualized returns on average assets and capital were due to the combination of lower income and the increased assets and capital related to the SGB acquisition. The company's book value per share decreased to $16.51 per share at March 31, 2001 from $16.94 at December 31, 2000 due principally to a decrease in equity related to foreign currency translation adjustments recorded as part of other comprehensive expense.

In the first quarter of 2001, the Company engaged Stern Stewart & Co. to assist in the implementation of the Economic Value Added (EVA(R)) measurement and management system. The EVA(R) program will result in a worldwide focus by employees to add shareholder value by increasing the return on capital.


CASH FROM OPERATING ACTIVITIES

                                                   FOR THE THREE MONTHS             FOR THE THREE MONTHS
                                                      ENDED MARCH 31                   ENDED MARCH 31
(IN MILLIONS)                                              2001                             2000
-------------                                              ----                             ----
Net cash provided by operations:                           $2.6                             $17.5

Operating cash flows were $14.9 million less in the first quarter of 2001 than the first quarter of 2000. The decrease in cash from operating activities was due principally to the timing of receipts and payments for accounts receivable and accounts payable, of $19.2 million and $13.9 million, respectively.


CREDIT AND EQUITY FINANCING FACILITIES

The Company has a U.S. commercial paper borrowing program under which it can issue up to $350 million of short-term notes in the U.S. commercial paper market. In addition, the Company has a three billion Belgian franc commercial paper program, equivalent to approximately U.S. $66 million at March 31, 2001. The Belgian program provides the capacity for the Company to borrow euros to fund its European operations more efficiently. The Company limits the aggregate commercial paper and syndicated credit facility borrowings at any one time to a maximum of $350 million. At March 31, 2001, the Company had $254.2 million of U.S. commercial paper debt outstanding, and $44.3 million outstanding under the Belgian program.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has a revolving credit facility in the amount of $350 million through a syndicate of 13 banks. This facility serves as back-up to the Company's U.S. commercial paper program. The facility is in two parts. One part amounts to $131,250,000 and is a 364-day credit agreement that permits borrowings outstanding at expiration to be repaid no later than September 28, 2002. The second part is for $218,750,000 and is a 5-year credit agreement that expires on September 29, 2005 at which time all borrowings are due. As of March 31, 2001 there were no borrowings outstanding under this facility.

In the first quarter of 2001, the Company executed two $50 million credit facility agreements with European-based banks. Borrowings under these facilities, which expire in December 2001 and January 2002, are available in Eurocurrencies or U.S. dollars and will be primarily used to finance the Company's European operations. Borrowings outstanding at expiration may be repaid over the succeeding 4 years. Interest rates are based upon LIBOR plus a margin.

A Form S-3 shelf registration is on file with the Securities and Exchange Commission for the possible issuance of up to an additional $200 million of new debt securities, preferred stock or common stock.


CREDIT RATINGS AND OUTLOOK

The Company's outstanding long-term notes are rated A- by Standard & Poor's, A-by Fitch and A-3 by Moody's. The Company's commercial paper is rated A-2 by Standard & Poor's, F-2 by Fitch and P-2 by Moody's.

The Company's financial position and debt capacity should enable it to meet current and future requirements. As additional resources are needed, the Company should be able to obtain funds readily and at competitive costs. The Company is positioned to continue to invest strategically in high return projects, and to pay cash dividends as a means to enhance shareholder value. The Company intends to use future discretionary cash flows principally for debt reduction.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
FIRST QUARTER OF 2001 COMPARED WITH FIRST QUARTER OF 2000

                                                                                AMOUNT           PERCENT
                                                                               INCREASE          INCREASE
(DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE)       2001            2000        (DECREASE)        (DECREASE)
 -----------------------------------------        ----            ----         --------          --------
Revenues                                         $ 526.6        $ 457.7        $  68.9              15%

Operating income                                    32.8           39.0           (6.2)            (16)

Net income                                          10.1           20.2          (10.1)            (50)

Diluted earnings per common share                    .25            .50           (.25)            (50)


SUMMARY ANALYSIS OF RESULTS

An economic slowdown in the United States that began in the second half of 2000 adversely affected first quarter 2001 results. This resulted in reduced demand for the Company's manufactured products as well as for mill services in North America. Additionally, the seasonality of the Company's SGB scaffolding and access service business, that was acquired in June 2000, affected the first quarter 2001 performance. Interest expense on the SGB acquisition debt offset SGB's operating income in the quarter. SGB's operating income has historically peaked in the third and fourth quarters. These unfavorable effects were substantially offset by a strong performance from the Company's international operations which accounted for 48% of the Company's sales, but approximately 70% of operating earnings in the first quarter of 2001. In last year's comparable period only 40% of the Company's operating income was from international operations. The Company's strategic diversification decisions to expand its international presence and reduce its exposure to the United States economic environment were reaffirmed in the first quarter of 2001.

Operating and net income in the first quarter of 2001 was below last year's comparable period despite record sales. The decreased operating income resulted from reduced demand for manufactured products of the Infrastructure and the Gas and Fluid Control Segments, lower steel production in North America, unfavorable foreign currency translation and other costs and expenses. Strong international Mill Services Segment performance partially offset the effects of services volume decreases resulting from reduced steel mill capacity utilization in North America. However, adjusting for the unfavorable effect of foreign currency translation, the international mill services businesses more than offset the lower performance in North America. The Infrastructure and Mill Services Segments incurred $4.0 million of pre-tax charges for reorganization, asset write-downs and facilities discontinuance. Results for the Mill Services Segment also include $.8 million of provisions for uncollectible accounts receivable for two customers in the United States who have recently filed for Chapter 11 bankruptcy protection. Higher energy costs also affected results in 2001 in all three segments. The decrease in net income also includes $2.7 million of pre-tax losses ($1.8 million net of income taxes) associated with the Company's S3Networks investment which the Company divested in April 2001.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARATIVE ANALYSIS OF CONSOLIDATED RESULTS


REVENUES

Revenues for the first quarter of 2001, a record, increased significantly from last year's comparable period. The improvement results from increased volume for the Infrastructure Segment due to the SGB acquisition in June of 2000. Sales of process equipment also increased. Adjusting for the unfavorable effect of foreign currency translation, sales would have increased 18%.


COST OF SALES AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Cost of services and products sold increased but at a lower rate than the increase in total revenues despite an increase in energy costs. Selling, general and administrative expenses increased due principally to the costs related to acquired companies, but also include increased provisions for uncollectible accounts receivable, particularly in the Mill Services Segment where several customers in the steel industry have experienced financial difficulties. The Company's continuing cost reduction, process improvement and reorganization efforts contributed towards slowing the rate of growth of these costs. Excluding the effects of business acquisitions less divestitures of non-core businesses, selling, general and administrative expenses decreased approximately 3%.


OTHER EXPENSE

The Company incurred $4.0 million of net other expense in the first quarter of 2001 compared to $0.4 million in the first quarter of 2000. This income statement classification principally includes impaired asset write-downs, employee termination benefits costs and costs to exit activities, offset by net gains on the disposal of non-core assets.

Expenses for the first quarter of 2001 include $2.6 million of employee termination benefits expense principally in the Mill Services and Infrastructure Segments related to operations in the United States and Germany. Additionally, $1.2 million of expense was incurred in the first quarter of 2001 due to impaired asset write-downs. These expenses were partially offset by $0.8 million resulting from the sales of non-core assets in the United States.

In the first quarter of 2000, a $1.3 million gain on the disposal of a non-core business substantially offset other expense.

Employee termination benefit costs consist principally of severance arrangements to employees terminated as a result of management reorganization actions. Under these reorganization actions, the Company and its management have established and approved specific plans of termination. The affected employees have been notified prior to recognition of related provisions. The following tables provide details related to reorganization actions:

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


EMPLOYEE TERMINATION BENEFITS COSTS AND PAYMENTS

(In millions)                                                                   SUMMARY OF ACTIVITY
                                                     2001                           2000                         1999
                                                     ----                           ----                         ----
                                              THREE MONTHS ENDING   THREE MONTHS ENDING     APRIL 1 -             AND
Original reorganization action period               MARCH 31             MARCH 31            DEC 31              1998
-------------------------------------               --------             --------            ------              ----
Employee termination benefits expense             $       2.6           $     0.8         $       3.1         $       9.4
                                                  -----------           ---------         -----------         -----------
Disbursements:(1)
    In 1998 and 1999                                       --                  --                  --                (7.5)
    In 2000                                                --                (0.5)               (2.8)               (1.0)
    In 2001                                              (0.7)               (0.3)               (0.3)               (0.1)
                                                  -----------           ---------         -----------         -----------
Total disbursements                                      (0.7)               (0.8)               (3.1)               (8.6)
Other                                                      --                  --                 0.3                (0.8)
                                                  -----------           ---------         -----------         -----------
Remaining payments as of March 31, 2001(2)        $       1.9           $      --         $       0.3         $        --
                                                  -----------           ---------         -----------         -----------

(1) Disbursements are categorized according to the original reorganization action period to which they relate (2001, 2000, or prior to 2000).

(2) Remaining payments are categorized according to the original reorganization action period to which they relate (2001 or 2000).


EMPLOYEE TERMINATIONS - NUMBER OF EMPLOYEES

(In millions)                                                                   SUMMARY OF ACTIVITY
                                                     2001                           2000                         1999
                                                     ----                           ----                         ----
                                              THREE MONTHS ENDING   THREE MONTHS ENDING     APRIL 1 -             AND
Original reorganization action period               MARCH 31             MARCH 31            DEC 31              1998
-------------------------------------               --------             --------            ------              ----
Employees affected by reorganization
  actions                                             259                    42                252               890
                                                      ---                   ---                ---               ---
Employee Terminations:
    In 1998 and 1999                                   --                    --                 --              (873)
    In 2000                                            --                   (42)              (240)              (40)
    In 2001                                          (174)                   --                (12)               (3)
                                                      ---                   ---                ---               ---
Total terminations                                   (174)                   --               (252)             (916)
Other                                                  --                    --                 --                26
                                                      ---                   ---                ---               ---
Remaining terminations as of                           85                    --                 --                --
    March 31, 2001
                                                      ===                   ===                ===               ===

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


EQUITY IN INCOME (LOSS) OF AFFILIATES

Equity in income (loss) of affiliates decreased from $0.2 million of income in the first quarter of 2000 to a loss of $2.2 million in the first quarter of 2001. This includes $2.7 million of pre-tax losses associated with the Company's S3Networks investment which the Company exited in April 2001.


INTEREST EXPENSE

Interest expense was significantly higher than last year's comparable period due to additional borrowings principally as a result of the SGB acquisition. Increased interest rates also contributed to the increase in interest expense.


PROVISION FOR INCOME TAXES

The effective income tax rate for both the first quarter of 2001 and 2000 was 35%.


NET INCOME

Net income of $10.1 million was 50% below the comparable period in 2000 due to the factors previously disclosed.


SEGMENT ANALYSIS


INFRASTRUCTURE SEGMENT

                                       THREE MONTHS
                                      ENDING MARCH 31
                                      ---------------
                                                                 AMOUNT         PERCENT
                                                                INCREASE        INCREASE
(DOLLARS ARE IN MILLIONS)          2001            2000        (DECREASE)      (DECREASE)
-------------------------          ----            ----        ----------      ----------
Sales                            $ 215.1         $ 123.9        $  91.2              74%

Operating income                     8.2             8.8           (0.6)             (7)

Segment net income (loss)           (0.1)            4.6           (4.7)           (102)

The significant quarter over quarter sales increase for the Infrastructure Segment results from the June 2000 acquisition of SGB. This was partially offset by a decrease in sales of railway track maintenance equipment and repair parts as well as industrial grating which reflected lower capital spending by United States railroads and reduced manufacturing activity in the United States, respectively.

Operating income of the Infrastructure Segment decreased slightly. This was due to lower income for railway track maintenance equipment and repair parts, an operating loss for grating compared with a profit in 2000 and increased charges for facilities discontinuance and reorganization, mainly in the industrial grating product line. These decreases were partially offset by higher income from the rentals and sales of scaffolding and other access products due principally to the SGB acquisition.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The segment net loss was due to higher interest expense resulting from financing the SGB acquisition.

MILL SERVICES SEGMENT

                                       THREE MONTHS
                                      ENDING MARCH 31
                                      ---------------
                                                                 AMOUNT         PERCENT
                                                                INCREASE        INCREASE
(DOLLARS ARE IN MILLIONS)          2001            2000        (DECREASE)      (DECREASE)
-------------------------          ----            ----        ----------      ----------
Sales                             $183.1           $193.5         $(10.4)           (5)%

Operating income                    18.5             19.9           (1.4)           (7)

Segment net income                  11.1             11.2           (0.1)           (1)

First quarter 2001 sales of the Mill Services Segment were below last year's comparable period. Excluding the unfavorable effect of foreign currency translation, sales would have increased 1%. The unfavorable effect of foreign currency translation more than offset net sales volume increases resulting in part from new contracts and additional services on existing contracts.

First quarter 2001 operating income of the Mill Services Segment was 7% below 2000. The decrease was due primarily to foreign currency translation. Excluding the unfavorable effect of foreign currency translation, operating income in the Mill Services Segment would have increased 4% reflecting the operating strength of our international services. The strong performance from the Company's international mill services operations mitigated the unfavorable effects of reduced steel mill production and its impact on capacity utilization at many mills in North America. This adversely affected the volume of services provided by the Company. This also contributed to customer financial difficulties that resulted in provisions for uncollectible accounts receivable for two customers that filed for bankruptcy protection.

Net income of the Mill Services Segment approximated the comparable period in 2000 due to the factors previously discussed.

GAS AND FLUID CONTROL SEGMENT

                                       THREE MONTHS
                                      ENDING MARCH 31
                                      ---------------
                                                                 AMOUNT         PERCENT
                                                                INCREASE        INCREASE
(DOLLARS ARE IN MILLIONS)          2001            2000        (DECREASE)      (DECREASE)
-------------------------          ----            ----        ----------      ----------
Sales                             $128.0         $140.1           $(12.1)           (9)%

Operating income                     6.3           11.1             (4.8)          (43)

Segment net income                   3.6            6.4             (2.8)          (44)

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


In the first quarter of 2001, sales, operating income and net income of the Gas and Fluid Control Segment were below last year's comparable period due to soft market conditions, primarily in the United States, affecting demand for most gas control and containment equipment product lines. Higher income for heat exchangers reflected improvement in the gas and oil exploration industry.

SERVICES AND ENGINEERED PRODUCTS ANALYSIS

The Company is a diversified services and engineered products company. The Company is committed to increasing its presence and strategic growth in services-related businesses. This is evidenced by the service business acquisitions of SGB and Bergslagens in the first half of 2000.

                                           THREE MONTHS ENDED       THREE MONTHS ENDED
(DOLLARS ARE IN MILLIONS)                    MARCH 31, 2001           MARCH 31, 2000
-------------------------                    --------------           --------------
                                          AMOUNT       PERCENT     AMOUNT        PERCENT
                                          ------       -------     ------        -------
SALES
Services                                  $325.1            62%     $231.3            51%

Engineered products                        201.1            38       226.2            49
                                          ------        ------      ------        ------

    Total sales                           $526.2           100%     $457.5           100%
                                          ======        ======      ======        ======

OPERATING INCOME
Services                                  $ 26.6            81%     $ 22.9            58%

Engineered products                          6.4            19        16.9            42
                                          ------        ------      ------        ------

    Total segment operating income        $ 33.0           100%     $ 39.8           100%
                                          ======        ======      ======        ======

EBITDA*
Services                                  $ 61.5            81%     $ 50.0            67%

Engineered products                         14.8            19        24.8            33
                                          ------        ------      ------        ------

    Total segment EBITDA                  $ 76.3           100%     $ 74.8           100%
                                          ======        ======      ======        ======

* Earnings before interest, income taxes, minority interest, depreciation and amortization (EBITDA) is not a measure of performance under generally accepted accounting principles, however, the Company and the investment community consider it an important calculation.

First quarter 2001 sales, operating income and EBITDA for services increased substantially from the first quarter of 2000. The increases reflect principally the SGB acquisition, as well as improvement in certain international markets served by the company and the favorable effects of cost reductions, process improvements and reorganization efforts.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results for engineered products were down significantly from the first quarter of 2000 due principally to reduced demand for gas and fluid control products, grating and railway maintenance-of-way equipment.

First quarter 2000 operating income and EBITDA have been presented to exclude equity in income (loss) of affiliates, to be consistent with the first quarter of 2001.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to foreign currency risk in its international operations. The Company conducts business in 39 countries and approximately 42%, 36% and 37% of the Company's net revenues for the years ended December 31, 2000, 1999 and 1998, respectively, were derived from the Company's operations outside the United States. The June 2000 SGB acquisition has increased the Company's foreign currency exposure. In the first quarter of 2001, the British pound sterling decreased 4% and the euro declined 6% in relation to the U.S. dollar. These and other foreign currency exposures increase the risk of income statement, balance sheet and cash flow volatility.

To illustrate the effect of foreign currency exchange rate changes due the strengthening of the U.S. dollar, in the first quarter of 2001, sales would have been approximately 2.4% or $12 million greater using the average exchange rates for the first quarter of 2000. A similar comparison for the year 2000 would have increased sales approximately 2.2% if the average exchange rates for 1999 would have remained the same in 2000.

The Company seeks to reduce exposures to foreign currency fluctuations through the use of forward exchange contracts. At March 31, 2001, these contracts amounted to $4.8 million and all mature within 2001. The Company does not hold or issue financial instruments for trading purposes, and it is the Company's policy to prohibit the use of derivatives for speculative purposes.

The Company's cash flows and earnings are subject to changes in interest rates. Total debt of $862.9 million as of March 31, 2001 was approximately 53% at fixed rates of interest. The weighted average interest rate of total debt was approximately 6.3%. At current debt levels, a one percentage increase in interest rates would increase interest expense by approximately $4.0 million per year.

In the second half of 2000 and first quarter of 2001, the worldwide steel industry experienced selling price reductions and production curtailments at many steel producers, particularly in the United States and Canada. The United States steel industry was unfavorably affected by imports of low-priced foreign steel and a worldwide oversupply of steel. In 2000, United States steel imports were second only to the crisis year of 1998. Certain steel producers, including certain Company customers, have been forced to file for bankruptcy protection. There is a risk that the Company's future results of operations or financial condition could be adversely affected if the United States steel industry's problems continue. This risk is mitigated since approximately 75% of the Company's mill services sales are generated outside the United States. The Mill Services Segment provides services at steel mills throughout the world. The future financial impact on the Company associated with these risks cannot be estimated.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

Information on legal proceedings is included under Part I, Item 1., the section labeled "Commitments and Contingencies."


ITEM 4. SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

At the annual meeting of shareholders held on April 24, 2001 in Camp Hill, Pennsylvania, two members of the Board of Directors were reelected to terms expiring in 2004 under the classified Board structure enacted at the 1986 Annual Meeting. They include J. I. Scheiner, President and Chief Operating Officer of Benatec Associates, Inc.; and R. C. Wilburn, President of the Gettysburg National Battlefield Museum Foundation.

The Board of Directors voting tabulation is as follows:

                                                                                     Broker
                                   For                    Withheld                  No-Votes
Name                          No. of Shares             No. of Shares             No. of Shares
J. I. Scheiner                 35,671,134                  271,993                      -
R. C. Wilburn                  35,632,218                  310,909                      -

Shareholders approved a proposed amendment to the 1995 Executive Incentive Compensation Plan (the Plan) authorizing use of economic value-added measures as a performance objective for annual incentive compensation and reapproval of related Plan terms.

                                                                                  Broker
     For                     Against                  Abstentions                No-Votes
No. of Shares             No. of Shares              No. of Shares             No. of Shares
 32,617,091                 2,992,068                   333,968                      -

Shareholders approved the appointment of PricewaterhouseCoopers LLP, as independent accountants to audit the financial statements of the Company for the fiscal year ending December 31, 2001 by the following vote:

                                                                                  Broker
     For                     Against                  Abstentions                No-Votes
No. of Shares             No. of Shares              No. of Shares             No. of Shares
 35,824,162                  77,686                     41,279                       -

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

DIVIDEND INFORMATION

On March 15, 2001, the Board of Directors declared a quarterly cash dividend of 24 cents per share, payable May 15, 2001, to shareholders of record on April 16, 2001.

NEW DIRECTOR NAMED

D. Howard Pierce, 60, President and CEO of ABB Inc., the US subsidiary of global industrial, energy and automation provider ABB (NYSE: ABB), has joined the Harsco Board of Directors, effective May 1, 2001.

Mr. Pierce has served as President and CEO of ABB Inc. since 1999, and held special responsibility within the worldwide ABB organization for China, Canada, Mexico and the countries of South America. During his nine years with ABB, Mr. Pierce has held several senior executive management positions with ABB's global product organization, including president, steam power plants and environmental systems; group executive vice president and member of ABB's executive committee; and president, ABB China Ltd. headquartered in Beijing. His management career also includes 24 years with Westinghouse Electric Company.

He is a member of the Business Roundtable, the Board of Directors of the US-China Business Council, and the National Association of Manufacturers, and serves as a Trustee for Drexel University and for the Eisenhower Exchange Fellowships program.

He received undergraduate engineering degrees from Shrewsbury Technical College in the UK and Drexel University, and also completed Harvard University's Program for Management Development.

ITEM 6(a).        EXHIBITS

Listing of Exhibits filed with Form 10-Q:

Exhibit
Number                       Data Required                                         Location
------                       -------------                                         --------
10(a)                      Amendment to the 1995 Executive                         Proxy Statement dated
                             Incentive Compensation Plan                              March 21, 2001
                                                                                      Page 26

10(b)                      Director Indemnity Agreement-                           Exhibit volume, 1989 10-K
                             D. Howard Pierce                                         Uniform agreement, same
                                                                                      as shown for J. J. Burdge

ITEM 6(b).        REPORTS ON FORM 8-K

There were no reports filed on Form 8-K during the first quarter ending March 31, 2001.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             HARSCO CORPORATION
                                       -----------------------------
                                                     (Registrant)



DATE      May 14, 2001                 /S/ Salvatore D. Fazzolari
     -----------------------           -----------------------------------------
                                       Salvatore D. Fazzolari
                                       Senior Vice President, Chief
                                       Financial Officer and Treasurer



DATE      May 14, 2001                 /S/ Stephen J. Schnoor
     -----------------------           -----------------------------------------
                                       Stephen J. Schnoor
                                       Vice President and Controller

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    HARSCO CORPORATION
                                              -----------------------------
                                                            (Registrant)



DATE      May 11, 2001
     -----------------------                  ----------------------------------
                                              Salvatore D. Fazzolari
                                              Senior Vice President, Chief
                                              Financial Officer and Treasurer



DATE      May 11, 2001
     -----------------------                  ----------------------------------
                                              Stephen J. Schnoor
                                              Vice President and Controller