Form 10-Q
period 2001-06-30
HARSCO CORP
filed 2001-08-13
CIK 45876

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001
                                                 -------------
                                       OR

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to ______

                          Commission File Number  1-3970
                                                ----------

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
YES  [X]       NO  [ ]


Title of Each Class                              Outstanding Shares at July 31, 2001
-------------------                              -----------------------------------

Common Stock Par Value $1.25                                     39,871,431
Preferred Stock Purchase Rights                                  39,871,431

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                                    Three Months Ended                Six Months Ended
                                                                          June 30                          June 30
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                           2001            2000             2001            2000
===============================================================================================================================
REVENUES:
    Service sales (1)                                           $  332,185      $  256,328       $  657,249      $  487,577
    Product sales (1)                                              200,027         209,248          401,175         435,453
    Other                                                              132             236              558             439
-------------------------------------------------------------------------------------------------------------------------------
      TOTAL REVENUES                                               532,344         465,812        1,058,982         923,469
-------------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
    Cost of services sold (1)                                      237,635         190,453          475,278         369,547
    Cost of products sold (1)                                      160,893         165,635          329,052         349,360
    Selling, general, and administrative expenses                   79,937          56,265          163,303         110,059
    Research and development expenses                                  893           1,441            1,478           3,088
    Other expense (income)                                               2            (650)           4,042            (276)
-------------------------------------------------------------------------------------------------------------------------------
      TOTAL COSTS AND EXPENSES                                     479,360         413,144          973,153         831,778
-------------------------------------------------------------------------------------------------------------------------------

      OPERATING INCOME                                              52,984          52,668           85,829          91,691

Equity in income (loss) of affiliates, net                             190            (588)          (2,048)           (438)
Interest income                                                      1,197           1,262            2,419           2,450
Interest expense                                                   (14,262)         (8,727)         (28,818)        (16,217)
-------------------------------------------------------------------------------------------------------------------------------

      INCOME BEFORE INCOME TAXES AND MINORITY INTEREST              40,109          44,615           57,382          77,486

Provision for income taxes                                          14,038          15,615           20,084          27,120
-------------------------------------------------------------------------------------------------------------------------------

      INCOME BEFORE MINORITY INTEREST                               26,071          29,000           37,298          50,366


Minority interest in net income                                      1,366             769            2,452           1,933
-------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                      $   24,705      $   28,231       $   34,846      $   48,433
===============================================================================================================================

Average shares of common stock outstanding                          39,828          39,964           39,818          39,989

-------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER COMMON SHARE                                 $      .62      $      .71       $      .88      $     1.21
===============================================================================================================================

Diluted average shares of common shares outstanding                 39,933          40,048           39,906          40,067

-------------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE                               $      .62      $      .70       $      .87      $     1.21
===============================================================================================================================

CASH DIVIDENDS DECLARED PER COMMON SHARE                        $      .24      $     .235       $      .48      $      .47

(1) In order to comply with Emerging Issues Task Force (EITF) Issue No. 00-10, all shipping and handling costs have been classified as cost of services sold or as cost of products sold rather than as reductions of sales. The income statements for the three months and six months ended June 30, 2000 have been reclassified to reflect this change. The reclassifications have no effect on previously reported operating income or net income for the three months and six months ended June 30, 2000.

See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Continued)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                               JUNE 30           December 31
(IN THOUSANDS)                                                                                   2001                2000
==================================================================================================================================
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                              $     57,152        $     56,422
    Receivables, less allowance for doubtful accounts of
       $27,783 in 2001 and $26,078 in 2000                                                      436,711             413,654
    Inventories                                                                                 202,051             199,117
    Other current assets                                                                         54,830              57,222
----------------------------------------------------------------------------------------------------------------------------------
       TOTAL CURRENT ASSETS                                                                     750,744             726,415
----------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, at cost                                                        1,753,530           1,771,494
Allowance for depreciation                                                                      897,293             874,713
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                856,237             896,781
Cost in excess of net assets of businesses acquired, net                                        354,736             369,199
Other assets                                                                                    176,175             188,553
----------------------------------------------------------------------------------------------------------------------------------
       TOTAL ASSETS                                                                        $  2,137,892        $  2,180,948
==================================================================================================================================

LIABILITIES
CURRENT LIABILITIES:
    Notes payable and current maturities                                                   $     63,513        $     62,295
    Accounts payable                                                                            156,243             192,148
    Accrued compensation                                                                         39,182              46,591
    Income taxes                                                                                 40,956              34,783
    Other current liabilities                                                                   203,595             200,362
----------------------------------------------------------------------------------------------------------------------------------
       TOTAL CURRENT LIABILITIES                                                                503,489             536,179
----------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                                  769,287             774,450
Deferred income taxes                                                                            91,571              88,480
Other liabilities                                                                               105,734             107,660
----------------------------------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES                                                                      1,470,081           1,506,769
----------------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Common stock and additional paid-in capital                                                     173,627             172,887
Accumulated other comprehensive income (expense)                                               (132,204)           (109,377)
Retained earnings                                                                             1,230,388           1,214,659
Treasury stock                                                                                 (604,000)           (603,990)
----------------------------------------------------------------------------------------------------------------------------------
       TOTAL SHAREHOLDERS' EQUITY                                                               667,811             674,179
----------------------------------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $  2,137,892        $  2,180,948
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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS (Continued)

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                   SIX MONTHS ENDED
                                                                                                        JUNE 30
(IN THOUSANDS)                                                                                2001                  2000
----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                            $    34,846           $    48,433
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                                                           79,508                64,651
       Amortization                                                                            8,718                 6,753
       Equity in (income) loss of affiliates, net                                              2,048                   438
       Dividends or distributions from affiliates                                                108                   587
       Deferred income taxes                                                                   4,843                 9,194
       Other, net                                                                              4,615                  (551)
       Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
           Accounts receivable                                                               (32,211)                4,968
           Inventories                                                                        (7,087)              (18,332)
           Accounts payable                                                                  (22,072)               (4,976)
           Disbursements related to discontinued defense business                               (468)                 (617)
           Other assets and liabilities                                                       (5,235)              (18,869)
----------------------------------------------------------------------------------------------------------------------------------

       NET CASH PROVIDED BY OPERATING ACTIVITIES                                              67,613                91,679
----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                                (77,850)              (78,046)
   Proceeds from sale of property, plant and equipment                                        13,923                 2,402
   Purchase of business, net of cash acquired                                                 (4,880)             (263,711)
   Proceeds from sale of business                                                              3,650                 9,745
   Other investing activities                                                                     50                   101
----------------------------------------------------------------------------------------------------------------------------------

       NET CASH (USED) BY INVESTING ACTIVITIES                                               (65,107)             (329,509)
----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Short-term borrowings, net                                                                  6,891               268,561
   Current maturities and long-term debt:
     Additions                                                                               107,331                59,971
     Reductions                                                                              (90,188)              (46,212)
   Cash dividends paid on common stock                                                       (19,109)              (18,808)
   Common stock issued-options                                                                   659                   853
   Common stock acquired for treasury                                                            (50)               (3,768)
   Other financing activities                                                                 (2,280)               (3,114)
----------------------------------------------------------------------------------------------------------------------------------

       NET CASH PROVIDED BY FINANCING ACTIVITIES                                               3,254               257,483
----------------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                                       (5,030)               (2,737)
----------------------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                        730                16,916

Cash and cash equivalents at beginning of period                                              56,422                51,266
----------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $    57,152           $    68,182
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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS (Continued)

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Unaudited)


                                                                 THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                       JUNE 30                            JUNE 30
(IN THOUSANDS)                                                   2001             2000              2001             2000
===============================================================================================================================

Net income                                                   $    24,705      $    28,231       $    34,846      $    48,433

Other comprehensive income (expense):
     Foreign currency translation adjustments                     (5,103)         (10,996)          (22,708)         (18,623)
     Net gains (losses) on cash flow hedging
       instruments, net of deferred income taxes                      36                -              (124)               -
     Pension liability adjustments, net of deferred
       income taxes                                                   (7)               -                 5                -

-------------------------------------------------------------------------------------------------------------------------------
Other comprehensive (expense)                                     (5,074)         (10,996)          (22,827)         (18,623)
-------------------------------------------------------------------------------------------------------------------------------

TOTAL COMPREHENSIVE INCOME                                   $    19,631      $    17,235       $    12,019      $    29,810
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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Continued)

                         REVIEW OF OPERATIONS BY SEGMENT
                                   (Unaudited)

(IN MILLIONS)

                                                                  MILL         GAS AND     S3NETWORKS     GENERAL    CONSOLIDATED
THREE MONTHS ENDED JUNE 30, 2001               INFRASTRUCTURE   SERVICES    FLUID CONTROL      LLC       CORPORATE      TOTALS
------------------------------------------------------------------------------------------------------------------------------------

   NET SALES TO UNAFFILIATED CUSTOMERS            $ 225.8         $ 185.2      $ 121.2        $   -        $   -        $ 532.2
------------------------------------------------------------------------------------------------------------------------------------

   OPERATING INCOME                               $  23.3         $  21.6      $   8.1        $   -        $   -        $  53.0
   EQUITY IN INCOME (LOSS) OF AFFILIATES, NET         0.4             -            -             (0.2)         -            0.2
   INTEREST INCOME                                    0.1             1.0          0.1            -            -            1.2
   INTEREST EXPENSE                                  (8.9)           (2.5)        (0.5)           -           (2.4)       (14.3)
   INCOME TAX (EXPENSE) BENEFIT                      (6.1)           (6.1)        (2.7)           0.1          0.8        (14.0)
   MINORITY INTEREST IN NET INCOME                   (0.1)           (1.3)         -              -            -           (1.4)
------------------------------------------------------------------------------------------------------------------------------------

   SEGMENT NET INCOME (LOSS)                      $   8.7         $  12.7      $   5.0        $  (0.1)     $  (1.6)     $  24.7
====================================================================================================================================


                                                                  MILL         GAS AND     S3NETWORKS     GENERAL    CONSOLIDATED
THREE MONTHS ENDED JUNE 30, 2000               INFRASTRUCTURE   SERVICES    FLUID CONTROL      LLC       CORPORATE      TOTALS
------------------------------------------------------------------------------------------------------------------------------------

   Net sales to unaffiliated customers (1)        $ 138.3         $ 197.3      $ 130.0        $    -       $    -       $ 465.6
------------------------------------------------------------------------------------------------------------------------------------

   Operating income                               $  14.5         $  27.2      $  10.7        $    -       $   0.3      $  52.7
   Equity in income (loss) of affiliates, net          -              0.3           -            (0.9)          -          (0.6)
   Interest income                                    0.2             1.0           -              -            -           1.2
   Interest expense                                  (2.3)           (2.3)        (1.0)            -          (3.1)        (8.7)
   Income tax (expense) benefit                      (4.5)           (8.7)        (3.5)           0.3          0.8        (15.6)
   Minority interest in net income                   (0.1)           (0.7)          -              -            -          (0.8)
------------------------------------------------------------------------------------------------------------------------------------

   Segment net income (loss)                      $   7.8         $  16.8      $   6.2        $  (0.6)     $  (2.0)     $  28.2
====================================================================================================================================

(1) In order to comply with Emerging Issues Task Force (EITF) Issue No. 00-10, all shipping and handling costs have been classified as cost of services sold or as cost of products sold rather than as reductions of sales. The income statement for the three months ended June 30, 2000 has been reclassified to reflect this change. The reclassification has no effect on previously reported operating income or net income for the three months ended June 30, 2000.

See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Continued)

                         REVIEW OF OPERATIONS BY SEGMENT
                                   (Unaudited)


(IN MILLIONS)
                                                                  MILL        GAS AND    S3NETWORKS     GENERAL     CONSOLIDATED
SIX MONTHS ENDED JUNE 30, 2001                 INFRASTRUCTURE   SERVICES   FLUID CONTROL     LLC       CORPORATE       TOTALS
------------------------------------------------------------------------------------------------------------------------------------

   NET SALES TO UNAFFILIATED CUSTOMERS            $ 440.9        $ 368.3       $ 249.2      $   -       $   -          $1,058.4
------------------------------------------------------------------------------------------------------------------------------------

   OPERATING INCOME (LOSS)                        $  31.5        $  40.1       $  14.4      $   -       $  (0.2)       $  85.8
   EQUITY IN INCOME (LOSS) OF AFFILIATES, NET         0.8            0.1           -           (2.9)        -             (2.0)
   INTEREST INCOME                                    0.3            2.0           0.1          -           -              2.4
   INTEREST EXPENSE                                 (18.0)          (4.7)         (0.8)         -          (5.3)         (28.8)
   INCOME TAX (EXPENSE) BENEFIT                      (5.9)         (11.3)         (5.1)         1.0         1.2          (20.1)
   MINORITY INTEREST IN NET INCOME                   (0.1)          (2.4)          -            -           -             (2.5)
------------------------------------------------------------------------------------------------------------------------------------

   SEGMENT NET INCOME (LOSS)                      $   8.6        $  23.8       $   8.6      $  (1.9)    $  (4.3)       $  34.8
====================================================================================================================================


                                                                 MILL        GAS AND    S3NETWORKS     GENERAL      CONSOLIDATED
SIX MONTHS ENDED JUNE 30, 2000                INFRASTRUCTURE   SERVICES   FLUID CONTROL     LLC       CORPORATE        TOTALS
------------------------------------------------------------------------------------------------------------------------------------

   Net sales to unaffiliated customers (1)       $ 262.1        $ 390.8       $ 270.1      $    -      $    -          $ 923.0
------------------------------------------------------------------------------------------------------------------------------------

   Operating income (loss)                       $  23.3        $  47.0       $  21.8      $    -      $  (0.5)        $  91.6
   Equity in income (loss) of affiliates, net         -             0.5           -           (0.9)         -             (0.4)
   Interest income                                   0.2            2.1           0.1           -           -              2.4
   Interest expense                                 (4.1)          (4.4)         (2.0)          -         (5.7)          (16.2)
   Income tax (expense) benefit                     (6.9)         (15.4)         (7.3)         0.3         2.2           (27.1)
   Minority interest in net income                  (0.1)          (1.8)          -             -           -             (1.9)
------------------------------------------------------------------------------------------------------------------------------------

   Segment net income (loss)                     $  12.4        $  28.0       $  12.6      $  (0.6)    $  (4.0)        $  48.4
====================================================================================================================================

(1) In order to comply with Emerging Issues Task Force (EITF) Issue No. 00-10, all shipping and handling costs have been classified as cost of services sold or as cost of products sold rather than as reductions of sales. The income statement for the six months ended June 30, 2000 has been reclassified to reflect this change. The reclassification has no effect on previously reported operating income or net income for the six months ended June 30, 2000.

See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS (Continued)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OPINION OF MANAGEMENT

Financial information furnished herein, which is unaudited, reflects in the opinion of management all adjustments (all of which are of a recurring nature) that are necessary to present a fair statement of the interim period. This unaudited interim information should be read in conjunction with the Company's annual Form 10-K filing for the year ended December 31, 2000.

INVENTORIES

                                                                               JUNE 30                 December 31
(in thousands)                                                                   2001                      2000
--------------------------------------------------------------------------------------------------------------------------

Finished goods                                                               $      75,558             $      68,519
Work-in-process                                                                     36,168                    36,751
Raw materials and purchased parts                                                   68,754                    73,265
Stores and supplies                                                                 21,571                    20,582
--------------------------------------------------------------------------------------------------------------------------

                                                                             $     202,051             $     199,117
==========================================================================================================================

--------------------------------------------------------------------------------------------------------------------------


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

The settlement does not resolve the claim by the Internal Revenue Service ("IRS") that, contrary to the Company's position, certain cargo truck models sold by the Company should be considered to have gross vehicle weights in excess of the 33,000 pound threshold under FET law, are not entitled to an exemption from FET under any other theory, and therefore are

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS (Continued)

taxable. In 1999, the IRS assessed an increase in FET of $30.4 million plus penalties and applicable interest currently estimated to be $12.4 million and $56.7 million, respectively. In October 1999, the Company posted an $80 million bond required as security by the IRS. This increase in FET takes into account offsetting credits of $9.2 million, based on a partial allowance of the Company's $31.9 million claim that certain truck components are exempt from FET. The IRS disallowed in full the Company's additional claim that it is entitled to the entire $52 million of FET (plus applicable interest currently estimated by the Company to be $51.4 million) the Company has paid on the five-ton trucks, on the grounds that such trucks qualify for the FET exemption applicable to certain vehicles specially designed for the primary function of off-highway transportation. In the event that the Company ultimately receives from the IRS a refund of tax (including applicable interest) with respect to which the Company has already received reimbursement from the Army, the refund would be allocated between the Company and the Army. In August 2000, the Company filed legal action against the Government in the U.S. Court of Federal Claims challenging the assessment and seeking a refund of all FET that the Company has paid on five-ton trucks. That action is proceeding. Although there is risk of an adverse outcome, both the Company and the Army believe that the cargo trucks are not taxable. No recognition has been given in the accompanying financial statements for the Company's claims with the IRS.

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

Even if the cargo trucks are ultimately held to be taxable, the Army's contribution of $24.6 million toward payment of the tax (but not interest or penalty, if any), would result in a net maximum liability for the Company of $5.8 million plus penalties and applicable interest currently estimated to be $12.4 million and $56.7 million, respectively. The Company believes it is unlikely that resolution of this matter will have a material adverse effect on the Company's financial position; however, it could have a material effect on quarterly or annual results of operations.

Environmental
The Company is involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites. While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company. The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS (Continued)


required and the remediation methods selected. The Consolidated Balance Sheet at June 30, 2001 and December 31, 2000 includes an accrual of $3.2 million and $3.5 million, respectively, for environmental matters. The amounts charged against pre-tax earnings related to environmental matters totaled $0.6 million for the first six months of 2001, and $1.2 million for the first six months of 2000.

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

Other
The Company is subject to various other claims and legal proceedings covering a wide range of matters that arose in the ordinary course of business. These include, among others, proceedings based on product liability and contract claims. In the opinion of management, all such matters are adequately covered by insurance or by accruals, and if not so covered, are without merit or are of such kind, or involve such amounts, as would not be reasonably likely to have a material adverse effect on the financial position or results of operations of the Company.

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

As of January 1, 2001, the company adopted the Financial Accounting Standards Board (FASB) Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The cumulative effect adjustment as of January 1, 2001 was comprised of other comprehensive expense of $33 thousand related to mark-to-market adjustments on derivatives in hedge relationships, and $12 thousand of income related to mark-to-market adjustments on embedded derivatives recorded in current earnings. Principally all of the transition adjustment related to cash flow hedges included in other comprehensive income was reclassified into earnings in the first six months of 2001.

The Company executes foreign currency forward exchange contracts to hedge transactions of its non-U.S. subsidiaries for firm purchase commitments, to hedge variable cash flows of forecasted transactions and for export sales denominated in foreign currencies. These contracts generally are for 90 to 180 days or less. For those contracts that are designated as qualified cash flow hedges, gains or losses are recorded in other comprehensive income. Amounts recorded in other comprehensive income are reclassified into earnings in the same

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS (Continued)


period or periods during which the hedged forecasted transaction affects earnings. The cash flows from these contracts are classified consistent with the cash flows from the transaction being hedged. The Company also enters into certain forward exchange contracts not designated as hedges under SFAS 133. Gains and losses on these contracts are recognized in income based on fair market value. For fair value hedges of a firm commitment, the gain or loss on the derivative and the offsetting loss or gain on the hedged firm commitment are recognized currently in income. As of June 30, 2001, the notional total of all forward exchange contracts amounted to $6.3 million.

The Company has several hedges of net investment recorded in accordance with SFAS 133. In the first six months of 2001, the Company recorded a credit of $2.0 million in the foreign currency translation adjustments line of other comprehensive income related to hedges of net investments.

RECONCILIATION OF BASIC AND DILUTED SHARES
                                                                   THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                         JUNE 30                               JUNE 30
(In thousands, except amounts per share)                         2001                2000              2001              2000
---------------------------------------------------------------------------------------------------------------------------------

Net income                                                 $      24,705        $     28,231     $      34,846      $     48,433
                                                           =============        ============     =============      ============

Average shares of common stock
       outstanding used to compute basic
       earnings per common share                                  39,828              39,964            39,818            39,989
Additional common shares to be
       issued assuming exercise of
       stock options, net of shares
       assumed reacquired                                            105                  84                88                78
                                                           -------------        ------------     -------------      ------------
Shares used to compute dilutive
       effect of stock options                                    39,933              40,048            39,906            40,067
                                                           =============        ============     =============      ============
Basic earnings per common share                            $         .62        $        .71     $         .88      $       1.21
                                                           =============        ============     =============      ============
Diluted earnings per common share                          $         .62        $        .70     $         .87      $       1.21
                                                           =============        ============     =============      ============

NEW FINANCIAL ACCOUNTING STANDARDS ISSUED

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140), which replaced SFAS No. 125 (SFAS 125) with the same title. It revises the standards for securitizations and other transfers of financial assets and collateral and requires additional disclosures, but otherwise retains most of SFAS 125's provisions. The Company adopted SFAS 140 as of April 1, 2001. The implementation of SFAS 140 has not had a material effect on the Company's financial position or results of operations.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS (Continued)

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" (SFAS 141), which supercedes Accounting Principles Board Opinion No. 16 "Business Combinations" (APB 16) and SFAS No. 38 "Accounting for Preacquistion Contingencies of Purchased Enterprises" (SFAS 38). It is expected that SFAS 141 will improve the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. The Company will adopt SFAS 141 in the third quarter of 2001. The adoption of SFAS 141 is not expected to have a material effect on the Company's financial position or results of operations since the Company does not use the pooling-of-interests method of accounting.

In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS 142), which supercedes APB No. 17 "Intangible Assets". SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. It is expected that this change will provide investors with greater transparency regarding the economic value of goodwill and its impact on earnings. The Company will adopt SFAS 142 effective January 1, 2002. The Company recognized $6.2 million and $8.1 million of goodwill amortization expense for the six months ended June 30, 2000 and 2001, respectively. These amounts are disclosed for informational purposes only and are not necessarily reflective of future reductions to amortization expense. The impact of adopting SFAS 142 has not yet been determined.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company has not yet determined the timing of adoption or the impact of SFAS 143.

ACQUISITIONS

On June 16, 2000 the Company obtained majority ownership of SGB Group Plc ("SGB") and subsequently acquired 100% of the shares. SGB, based in the UK, is one of Europe's largest suppliers of scaffolding, forming and related access products and services. SGB also has operations in North America, the Middle East and the Asia-Pacific region. SGB had 1999 sales of 282.9 million British pounds sterling (approximately $398.5 million using a June 30, 2001 exchange rate).

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS (Continued)

  The purchase price of SGB has been allocated as follows:

         (in millions)
         Working capital, other than cash                                    $      19.3
         Property, plant and equipment                                             210.9
         Other assets                                                               45.3
         Cost in excess of net assets acquired                                     130.2
         Non-current liabilities                                                  (133.8)
                                                                              ----------

         Purchase price, net of cash received                                $     271.9
                                                                              ==========

The following unaudited pro forma summary combines the consolidated results of operations of the Company and SGB as if the acquisition had occurred on January 1, 2000 for the six months ended June 30, 2000.

                                                                                 PRO FORMA
                                                                             SIX MONTHS ENDED
        (in millions, except per share data)                                   JUNE 30, 2000

        Total revenues                                                              $1,123.9

        Net income                                                                      41.5

        Diluted earnings per share                                                     $1.04
        ====================================================================================================

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

DIVESTITURE

On April 13, 2001, the Company divested its 49% interest in S3Networks, LLC. In 2001 the Company recorded $2.9 million of losses related to its investment in S3Networks. The divestiture will eliminate any future dilution to the Company's earnings as a result of S3Networks.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section focuses on material changes and presumes that the reader is familiar with the Company's annual Form 10-K filing for the year ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The major changes in liquidity and capital resources are as follows:

                                             JUNE 30                 DECEMBER 31                INCREASE/
(DOLLARS ARE IN MILLIONS)                     2001                      2000                   (DECREASE)
===========================================================================================================================

Current assets                          $       750.7             $       726.4           $        24.3
Current liabilities                             503.5                     536.2                   (32.7)
---------------------------------------------------------------------------------------------------------------------------
Working capital                         $       247.2             $       190.2           $        57.0

Current ratio                                  1.5:1                      1.4:1
===========================================================================================================================

Notes payable and
   current maturities                   $        63.5             $        62.3           $         1.2
Long-term debt                                  769.3                     774.4                    (5.1)
---------------------------------------------------------------------------------------------------------------------------
Total debt                                      832.8                     836.7                    (3.9)
Total equity                                    667.8                     674.2                    (6.4)
---------------------------------------------------------------------------------------------------------------------------
Total capital                           $     1,500.6             $     1,510.9           $       (10.3)
Total debt to
   total capital                                 55.5%                     55.4%
===========================================================================================================================

A $30.1 million decrease in debt was achieved in the second quarter of 2001, as compared to the first quarter of 2001. Debt reduction remains the principal strategic objective for the remainder of 2001. The Company's strategies for debt reduction include the sale of underperforming assets and a reduction in working capital and capital spending.

WORKING CAPITAL POSITION
The change in the Company's working capital position and current ratio during the first six months of 2001 is due principally to a reduction in accounts payable of $35.9 million, and a $23.1 million increase in receivables. Accounts payable decreases are due partially to the Company's exit of S3Networks. The Company had previously been obligated to invest an additional $10.0 million in S3Networks which was cancelled as part of the divestiture. Accounts receivable increases are due to seasonal increases in sales, especially in the Infrastructure and Mill Services Segments when compared with December 2000.

CASH INVESTING AND FINANCING ACTIVITIES
The Company's debt as a percent of total capital increased slightly in the first six months of 2001 due to foreign currency translation adjustments of $22.7 million that decreased equity. These currency adjustments were partially offset by an increase in retained earnings and a decrease in debt. The foreign currency translation adjustments were principally due to a 10% decrease in the translated value of the euro, a 6% decrease in the British pound sterling, a 15% decrease in the

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Brazilian real and a 6% decrease in the South African rand from December 31, 2000 to June 30, 2001.

Capital investments for the first six months of 2001 were $77.9 million, down slightly from the first six months of 2000. This decrease was despite the inclusion in 2001 of capital investments by SGB which was acquired June 16, 2000. Excluding SGB, capital investments declined 26%. Investments were made predominantly for the services businesses.

The Company's history of strategic acquisitions, share repurchases and cash dividends, paid at the same or increased rates for the 204th consecutive quarter in May 2001, demonstrate the Company's continued commitment to creating value through strategic investments and return of capital to shareholders. Additionally, the Company declared a 24 cents per share dividend in June 2001, to shareholders of record July 16, 2001, payable August 15, 2001.

In the first six months of 2001, the Company realized $17.6 million in cash from asset sales and sales of businesses. This represents significant progress on the Company's strategic goal of producing substantial cash flows from the sale of underperforming assets.

SIX MONTH FINANCIAL STATISTICS
                                                            FOR THE PERIOD                  FOR THE PERIOD
                                                             ENDED JUNE 30                   ENDED JUNE 30
                                                                 2001                            2000
----------------------------------------------------------------------------------------------------------------------------

Harsco stock price high-low                                 $29.25 - $23.60                 $31.63 - $24.00

Annualized return on average equity                             10.4%                           14.9%
Annualized return on average assets                              8.0%                           10.7%
Annualized return on average capital                             7.0%                            9.8%

The Company's lower annualized return on average equity was due principally to lower income in the first six months of 2001 compared with the first six months of 2000. Lower annualized returns on average assets and capital were due to the combination of lower income and the increased assets and capital related to the SGB acquisition. SGB's operating income has historically peaked in the third and fourth quarters. The company's book value per share decreased to $16.76 per share at June 30, 2001 from $16.94 at December 31, 2000 due principally to a decrease in equity related to foreign currency translation adjustments recorded as part of accumulated other comprehensive expense.

In the first quarter of 2001, the Company engaged Stern Stewart & Co. to assist in the implementation of the Economic Value Added (EVA(R)) measurement and management system. Significant progress was made in the second quarter toward implementation of EVA(R). Training is underway within all operations of the Company, new EVA(R)-based financial models are being implemented, and an EVA(R) incentive compensation plan is being developed to begin January 1, 2002. These efforts are expected to generate improved returns on invested capital in future periods.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CASH FROM OPERATING ACTIVITIES
                                                                FOR THE SIX MONTHS           FOR THE SIX MONTHS
                                                                   ENDED JUNE 30                ENDED JUNE 30
(In millions)                                                          2001                         2000
--------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities:                              $67.6                        $91.7

Operating cash flows were $24.1 million less in the first six months of 2001 than the first six months of 2000. The decrease in cash from operating activities was due principally to the timing of receipts and payments for accounts receivable and accounts payable, causing a decrease in cash flows of $37.2 million and $17.1 million, respectively, from the first six months of 2000. In the second quarter of 2000, the Infrastructure Segment had unusually high collections on some very large orders which significantly improved cash flows. On a comparative basis, this negatively impacted the first six months of 2001 cash flows by $15.1 million. These decreases were partially offset by increased cash flows resulting from the Company's timing of payments for inventories. Looking to the second half of 2001, the Company expects cash provided by operating activities to improve based on historically strong increases during that period.


CREDIT AND EQUITY FINANCING FACILITIES
The Company has a revolving credit facility in the amount of $350 million through a syndicate of 13 banks. This facility serves as back-up to the Company's commercial paper programs. The facility is in two parts. One part amounts to $131,250,000 and is a 364-day credit agreement that permits borrowings outstanding at expiration to be repaid no later than September 28, 2002. The second part is for $218,750,000 and is a 5-year credit agreement that expires on September 29, 2005 at which time all borrowings are due. The first part of the facility is expected to be renegotiated in the third quarter of 2001 to extend the expiration date. As of June 30, 2001 there were no borrowings outstanding under this facility.

In the first quarter of 2001, the Company executed two $50 million bilateral credit facility agreements with European-based banks. These agreements serve as back-up to the Company's commercial paper programs and also help finance the Company's European operations. Borrowings under these facilities, which expire in December 2001 and January 2002, are available in Eurocurrencies or U.S. dollars at interest rates based upon LIBOR plus a margin. Borrowings outstanding at expiration may be repaid over the succeeding 4 years. As of June 30, 2001 there was $12.1 million outstanding on these credit facilities.

The Company has a U.S. commercial paper borrowing program under which it can issue up to $350 million of short-term notes in the U.S. commercial paper market. In addition, the Company has a three billion Belgian franc commercial paper program, equivalent to approximately U.S. $63 million at June 30, 2001. In June 2001, the Company supplemented its Belgian franc commercial paper program by adding a 250 million euro program, equivalent to approximately U.S. $211 million at June 30, 2001. The new program was established in London through the offices of the Royal Bank of Scotland plc and Citibank International plc. The program is expected to lower the Company's cost of borrowing and will replace existing sources of credit. The program has been assigned an A-2 rating by Standard & Poor's and a P-2 rating from Moody's Investors Service,

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

consistent with the ratings assigned to Harsco's US-based commercial paper program. The European-based programs provide the capacity for the Company to borrow euros and British pounds to fund its European operations more efficiently.

The Company limits the aggregate commercial paper, syndicated credit facility and bilateral facilities borrowings at any one time to a maximum of $450 million. At June 30, 2001, the Company had $237.8 million of U.S. commercial paper debt outstanding, and $60.3 million outstanding under its European-based programs.

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

The Company's financial position and debt capacity should enable it to meet current and future requirements. As additional resources are needed, the Company should be able to obtain funds readily and at competitive costs. The Company is positioned to continue to reduce debt, invest strategically in high return projects, and to pay cash dividends as a means to enhance shareholder value. The Company intends to use future discretionary cash flows principally for debt reduction.

RESULTS OF OPERATIONS
SECOND QUARTER OF 2001 COMPARED WITH SECOND QUARTER OF 2000

                                                                                                       AMOUNT             PERCENT
                                                                                                      INCREASE           INCREASE
(DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE)                           2001             2000          (DECREASE)         (DECREASE)
 -----------------------------------------                            ----             ----           --------           --------
Revenues                                                              $532.3          $465.8              $66.5             14%
Cost of services and products sold                                     398.5           356.1               42.4             12
Selling, general and administrative expenses                            79.9            56.3               23.6             42
Operating income                                                        53.0            52.7                0.3              1
Provision for income taxes                                              14.0            15.6              (1.6)            (10)
Net income                                                              24.7            28.2              (3.5)            (12)
Diluted earnings per common share                                        .62             .70              (.08)            (11)

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

COMPARATIVE ANALYSIS OF RESULTS

REVENUES
Second quarter 2001 revenues were up 14% from last year's comparable period to a record level. This is attributable to the Company's SGB scaffolding and access service business that was acquired in June 2000. This increase was augmented by increased rentals in the existing domestic scaffolding services business. Additionally, sales of grating products and process equipment increased, while sales for certain product lines of the Gas and Fluid Control and Mill Services Segments decreased. Adjusting for the unfavorable effect of foreign currency translation, sales would have increased 17%.

COST OF SALES AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Costs of services and products sold increased but at a lower rate than the increase in total revenues, despite the continued impact of increased energy costs. Selling, general and administrative expenses increased due to the Company's acquisition of SGB in June of 2000. The Mill Services Segment recorded increased provisions for uncollectible accounts receivable as several customers in the steel industry have experienced financial difficulties and have filed for bankruptcy protection. Additionally, on a comparative basis, bad debt expense increased in the Infrastructure Segment due principally to a collection of a previously written-off receivable in 2000.

Excluding the effects of business acquisitions less divestitures of non-core business, selling, general and administrative expenses for the second quarter of 2001 approximated the second quarter of 2000. The Company's continued cost reduction, process improvement and reorganization efforts continue to contribute towards slowing the rate of growth of these costs.

OPERATING INCOME
The increase in operating income is attributable to the Company's acquisition of SGB, and the railway maintenance-of-way and domestic scaffolding access businesses. The strong performance of these businesses was negatively impacted by an economic slowdown in the United States that began in the second half of 2000. This has resulted in reduced demand for manufactured products of the Infrastructure and the Gas and Fluid Control Segments and lower steel production in North America affecting the Mill Services Segment. Additionally, an increase of $2.6 million in provisions for uncollectible accounts receivable, unfavorable foreign currency translation and higher energy costs affected results in all three segments.

PROVISION FOR INCOME TAXES
The effective income tax rate for both the second quarter of 2001 and 2000 was 35%.

NET INCOME
Net income for the second quarter of 2001 was below last year's comparable period despite record sales and increased operating income. This is principally due to interest expense of $14.3 million, an increase of $5.6 million over last year's comparable period. Interest expense on the acquisition of SGB is principally responsible for this increase. However, SGB was accretive to earnings in the quarter.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

SEGMENT ANALYSIS

                                                                  THREE MONTHS
INFRASTRUCTURE SEGMENT                                            ENDED JUNE 30
                                                                  -------------
                                                                                                AMOUNT            PERCENT
(DOLLARS ARE IN MILLIONS)                                    2001             2000             INCREASE          INCREASE
 -----------------------                                     ----             ----             --------          --------
Sales                                                        $225.8          $138.3              $87.5              63%
Operating income                                               23.3            14.5                8.8              61
Segment net income                                              8.7             7.8                0.9              12

The significant quarter-over-quarter sales increase for the Infrastructure Segment results primarily from the June 2000 acquisition of SGB. This increase was augmented by increased rentals in the existing domestic scaffolding services business.

Operating income increases are attributable to strong performances by all business units with the exception of industrial grating. The domestic and international scaffolding and access businesses experienced strong demand for their services during the quarter. Improved performance of the railway maintenance-of-way business resulted from increased international orders, a higher level of contract services, and lower operating expenses due to stringent cost controls. Increased provisions for uncollectible accounts of $1.3 million impacted operating income as well.

The strong performances noted above were impacted by higher interest expense resulting from the financing of the SGB acquisition. This reduced net income for 2001 compared to 2000.

                                                                    THREE MONTHS
MILL SERVICES SEGMENT                                              ENDED JUNE 30
                                                                   -------------
                                                                                                 AMOUNT            PERCENT
(DOLLARS ARE IN MILLIONS)                                      2001             2000           (DECREASE)        (DECREASE)
 -----------------------                                       ----             ----            --------          --------
Sales                                                           $185.2          $197.3           $(12.1)               (6)%
Operating income                                                  21.6            27.2             (5.6)              (21)
Segment net income                                                12.7            16.8             (4.1)              (24)

Despite strong international results, second quarter sales, operating income, and net income of the Mill Services Segment continued to be negatively impacted by foreign currency translation, difficult market conditions and reduced steel mill production in North America. The difficult market condition in North America contributed to customer financial difficulties that resulted in additional provisions for uncollectible accounts receivable of $1.2 million compared to the second quarter 2000. The effect of foreign currency translation reduced sales and operating income by approximately $11.4 million and $1.3 million, respectively.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                                                                  THREE MONTHS
GAS AND FLUID CONTROL SEGMENT                                     ENDED JUNE 30
                                                                  -------------
                                                                                                AMOUNT            PERCENT
(DOLLARS ARE IN MILLIONS)                                     2001             2000           (DECREASE)        (DECREASE)
 -----------------------                                      ----             ----            --------          --------
Sales                                                         $121.2           $130.0             $(8.8)             (7)%
Operating income                                                 8.1             10.7              (2.6)            (24)
Segment net income                                               5.0              6.2              (1.2)            (19)

Sales, operating income, and net income of the Gas and Fluid Control Segment continued to be negatively impacted by soft market conditions affecting demand for all manufactured products including most gas control and containment equipment product lines. This declining demand is partially offset by increased demand for heat exchangers and cylinders for natural gas vehicles.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

SERVICES AND ENGINEERED PRODUCTS ANALYSIS

In addition to the segment reporting previously presented, the Company is a diversified industrial services and engineered products company. The Company is committed towards increasing its presence and strategic growth in services-related businesses. This is evidenced by the June 2000 acquisition of SGB, which is principally a services business. The acquisitions of Scafform Ltd. and Mastclimbers Ltd. in May 2001 have also increased the Company's service revenue base. Sales and operating income for the second quarter of 2001 and 2000 are presented in the following table:

                                                            THREE MONTHS ENDED                    THREE MONTHS ENDED
(DOLLARS ARE IN MILLIONS)                                     JUNE 30, 2001                         JUNE 30, 2000
----------------------------------------------------------------------------------------------------------------------------
                                                          AMOUNT         PERCENT               AMOUNT          PERCENT
                                                          ------         -------               ------          -------
SALES
-----
Services                                                   $332.2            62%                $256.3            55%

Engineered products                                         200.0            38                  209.2            45
                                                            -----         -----                -------           ---

    Total sales                                            $532.2           100%                $465.5           100%
                                                            =====           ===               ========           ===

OPERATING INCOME
----------------
Services                                                   $ 37.1            70%                $ 33.6            64%

Engineered products                                          15.9            30                   18.8            36
                                                          -------         -----                -------           ---

    Total segment operating income                         $ 53.0           100%                $ 52.4           100%
                                                         ========         =====               ========           ===

EBITDA*
-------
Services                                                   $ 73.4            75%                $ 61.4            70%

Engineered products                                          23.9            25                   26.2            30
                                                          -------         -----                -------         -----

    Total segment EBITDA                                   $ 97.3           100%                $ 87.6           100%
                                                         ========         =====               ========         =====

* Earnings before interest, income taxes, minority interest, depreciation and amortization (EBITDA) is not a measure of performance under generally accepted accounting principles, however, the Company and the investment community consider it an important calculation.

Second quarter 2001 sales, operating income and EBITDA for services increased substantially from the comparable period in 2000. The increases reflect principally the SGB acquisition and the favorable effects of cost reductions, process improvements and reorganization efforts.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS
SIX MONTHS OF 2001 COMPARED WITH SIX MONTHS OF 2000

                                                                                                       AMOUNT             PERCENT
                                                                                                      INCREASE           INCREASE
(DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE)                           2001             2000          (DECREASE)         (DECREASE)
 -----------------------------------------                            ----             ----           --------           --------
Revenues                                                            $1,059.0            $923.5          $135.5              15%
Cost of services and products sold                                     804.3             718.9            85.4              12
Selling, general and administrative expenses                           163.3             110.1            53.2              48
Other Expenses                                                           4.0              (0.3)            4.3           1,433
Operating income                                                        85.8              91.7            (5.9)             (6)
Equity in (loss) of affiliates                                          (2.0)             (0.4)           (1.6)            400
Provision for income taxes                                              20.1              27.1            (7.0)            (26)
Net income                                                              34.8              48.4           (13.6)            (28)
Diluted earnings per common share                                        .87              1.21            (.34)            (28)

COMPARATIVE ANALYSIS OF RESULTS

REVENUES
Revenues for the first six months of 2001 were up 15% from last year's comparable period due to the SGB acquisition. In addition, higher sales were also recorded for other access services and products as well as process equipment. These increases were somewhat offset by decreases in certain product lines of the Gas and Fluid Control and Mill Services Segments. Adjusting for the unfavorable effect of foreign currency translation, sales would have increased 17%.

COST OF SALES AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Cost of services and products sold increased but at a lower rate than the increase in total revenues despite an increase in energy costs. Selling, general and administrative expenses increased due principally to the costs related to acquired companies, but also included increased provisions for uncollectible accounts receivable, particularly in the Mill Services Segment where several customers in the steel industry have experienced financial difficulties.

Excluding the effects of business acquisitions less divestitures of non-core business, selling, general and administrative expenses decreased approximately 2%. The Company's continuing cost reduction, process improvement and reorganization efforts continue to contribute towards slowing the rate of growth of these costs.

OTHER EXPENSE (INCOME)
The Company incurred $4.0 million of net other expense in the first six months of 2001 compared to a net $0.3 million of income in the first six months of 2000. This income statement classification principally includes employee termination benefits costs, impaired asset write-downs, and costs to exit activities, partially offset by net gains on the disposal of non-core assets.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Expenses for the first six months of 2001 include $4.1 million of employee termination benefits expense principally in the Mill Services and Infrastructure Segments related to operations in the United States and Germany. Additionally, $1.5 million of expense was incurred in the first six months of 2001 due to impaired asset write-downs. Finally, $1.3 million of costs to exit activities were incurred in the period. These expenses were offset by gains of $2.9 million, principally from the sales of non-core assets in the United States, resulting in a net $4.0 million expense.

In the first six months of 2000, $2.4 million of gains on the disposal of two non-core businesses and certain redundant assets more than offset other expenses.

Employee termination benefits costs consist principally of severance arrangements to employees terminated as a result of management reorganization actions. Under these reorganization actions, the Company and its management have established and approved specific plans of termination. The affected employees have been notified prior to recognition of related provisions. The following tables provide details related to reorganization actions:

EMPLOYEE TERMINATION BENEFITS COSTS AND PAYMENTS

(In millions)                                                                   SUMMARY OF ACTIVITY
-------------------------------------------------------------------------------------------------------------------------------
                                                               2001                           2000
                                                      ---------------------  -----------------------------------      1999
                                                        SIX MONTHS ENDING      SIX MONTHS ENDING      JULY 1 -         AND
Original reorganization action period:                       JUNE 30                JUNE 30            DEC 31         1998
-------------------------------------------------------------------------------------------------------------------------------
Employee termination benefits expense:                       $   4.1                $   1.2           $    2.7       $   9.4
-------------------------------------------------------------------------------------------------------------------------------
Disbursements:(1)
    In 1998 and 1999                                             -                      -                  -            (7.5)
    In January - June 2000                                       -                     (1.2)               -            (0.7)
    In July - December 2000                                      -                      -                 (2.1)         (0.3)
    In 2001                                                     (2.9)                   -                 (0.7)         (0.1)
-------------------------------------------------------------------------------------------------------------------------------
Total disbursements:                                            (2.9)                  (1.2)              (2.8)         (8.6)
Other:                                                           -                      -                  0.3          (0.8)
-------------------------------------------------------------------------------------------------------------------------------
Remaining payments as of June 30, 2001(2):                   $   1.2                $   -             $    0.2       $   -
-------------------------------------------------------------------------------------------------------------------------------

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

EMPLOYEE TERMINATIONS - NUMBER OF EMPLOYEES

                                                                                SUMMARY OF ACTIVITY
-------------------------------------------------------------------------------------------------------------------------------
                                                               2001                           2000
                                                      ---------------------  -----------------------------------      1999
                                                        SIX MONTHS ENDING      SIX MONTHS ENDING      JULY 1 -         AND
Original reorganization action period:                       JUNE 30                JUNE 30            DEC 31         1998
-------------------------------------------------------------------------------------------------------------------------------
Employees affected by reorganization actions:                  418                    72                 222            890
-------------------------------------------------------------------------------------------------------------------------------
Employee Terminations:
    In 1998 and 1999                                            -                      -                  -            (873)
    In January - June 2000                                      -                    (66)                 -             (31)
    In July - December 2000                                     -                     (6)               (210)            (9)
    In 2001                                                   (372)                    -                 (12)            (3)
-------------------------------------------------------------------------------------------------------------------------------
Total terminations:                                           (372)                  (72)               (222)          (916)
Other:                                                          -                      -                  -              26
-------------------------------------------------------------------------------------------------------------------------------
Remaining terminations as of June 30, 2001:                     46                     -                  -             -
-------------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME
Operating income for the second quarter of 2001 improved significantly over the first quarter of 2001; nonetheless, year-to-date operating income for 2001 is below 2000. An economic slowdown in the United States that began in the second half of 2000 adversely affected results in the first six months of 2001. This resulted in reduced demand for the Company's manufactured products of the Infrastructure and the Gas and Fluid Control Segments and lower steel production in North America affecting the Mill Services Segment.

A strong performance from the Company's international operations, which accounted for 48% of the Company's sales but approximately 58% of operating earnings in the first six months of 2001, favorably impacted results in 2001. In last year's comparable period, only 41% of the Company's operating income was from international operations. Strong international Mill Services Segment performance partially offset the effects of services volume decreases resulting from reduced steel mill capacity utilization in North America. The Company's strategic diversification decisions to expand its international presence and reduce its exposure to the United States economic environment were affirmed in the first six months of 2001.

Pre-tax charges of $6.9 million for reorganization, asset write-downs, and costs to exit activities and $4.9 million in provisions for uncollectible accounts receivable impacted operating income during the 2001 period. Additionally, unfavorable foreign currency translation and higher energy costs affected results in all three segments, as compared to 2000.

EQUITY IN LOSS OF AFFILIATES
Equity in loss of affiliates increased from $0.4 million in the first six months of 2000 to a loss of $2.0 million in the first six months of 2001. This includes $2.9 million of pre-tax losses ($1.9 million net of income taxes) associated with the Company's S3Networks investment, which the Company exited in April 2001.

PROVISION FOR INCOME TAXES
The effective income tax rate for the first six months of 2001 and 2000 was 35%.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

NET INCOME AND EARNINGS PER SHARE
Net income and earnings per share for the first six months of 2001 were below last year's comparable period despite increased revenues. This was primarily due to interest expense being significantly higher than the 2000 comparable period due to additional borrowings principally as a result of the SGB acquisition. However, SGB was accretive to earnings in the period. Increased interest rates also contributed to the increase in interest expense.

SEGMENT ANALYSIS

INFRASTRUCTURE SEGMENT                                             SIX MONTHS
                                                                  ENDED JUNE 30                 AMOUNT           PERCENT
                                                                  -------------                INCREASE         INCREASE
(DOLLARS ARE IN MILLIONS)                                     2001             2000           (DECREASE)       (DECREASE)
 -----------------------                                      ----             ----            --------         --------
Sales                                                        $440.9          $262.1             $178.8              68%
Operating income                                               31.5            23.3                8.2              35
Segment net income                                              8.6            12.4               (3.8)            (31)

The significant increase in sales for the Infrastructure Segment results from the June 2000 acquisition of SGB. This was partially offset by a decrease in sales of railway track maintenance-of-way equipment and repair parts as well as industrial grating which reflected lower capital spending by United States railroads and reduced manufacturing activity in the United States, respectively.

Operating income of the Infrastructure Segment also increased significantly. This was due to higher income from the rentals and sales of scaffolding and other access products due principally to the SGB acquisition. SGB's operating income is seasonal in nature and has historically peaked in the third and fourth quarters. Lower income for railway track maintenance-of-way equipment and repair parts, an operating loss for grating compared with a profit in 2000 and increased charges of $0.8 million for facilities discontinuance and reorganization, mainly in the railway track maintenance-of-way equipment and services product line, partially offset the increase in operating income. Additionally an increase of $2.6 million of provisions for uncollectible accounts receivable impacted operating income.

The decrease in net income was due to higher interest expense resulting from financing the SGB acquisition.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

MILL SERVICES SEGMENT                                                SIX MONTHS
                                                                   ENDED JUNE 30
                                                                   -------------
                                                                                                  AMOUNT           PERCENT
(DOLLARS ARE IN MILLIONS)                                        2001             2000          (DECREASE)        (DECREASE)
 -----------------------                                         ----             ----           --------          --------
Sales                                                           $368.3           $390.8          $(22.5)              (6)%
Operating income                                                  40.1             47.0            (6.9)             (15)
Segment net income                                                23.8             28.0            (4.2)             (15)

Excluding the unfavorable effect of foreign currency translation, 2001 sales of the Mill Services Segment would have slightly increased over the 2000 comparable period.

Operating income for the first six months of 2001 of the Mill Services Segment decreased principally due to lower income in United States and due to the effects of foreign currency translation. Excluding the unfavorable effect of foreign currency translation, operating income in the Mill Services Segment would have decreased only 7%. The strong performance from the Company's international mill services operations partially mitigated the unfavorable effects of reduced steel mill production and its impact on capacity utilization at many mills in North America. This adversely affected the volume of services provided by the Company. This also contributed to customer financial difficulties that resulted in an increase of $2.9 million in provisions for uncollectible accounts receivable during the 2001 period including amounts for customers in the United States who have filed for bankruptcy protection. Additionally, operating income was negatively impacted by $2.6 million of increased charges for reorganization, asset write-downs and facilities discontinuance.

Net income of the Mill Services Segment was below the comparable period in 2000 due to the factors previously mentioned.

GAS AND FLUID CONTROL SEGMENT                                        SIX MONTHS
                                                                    ENDED JUNE 30
                                                                    -------------
                                                                                                  AMOUNT           PERCENT
(DOLLARS ARE IN MILLIONS)                                      2001             2000            (DECREASE)        (DECREASE)
 -----------------------                                       ----             ----             --------          --------
Sales                                                         $249.2           $270.1            $(20.9)              (8)%
Operating income                                                14.4             21.8              (7.4)             (34)
Segment net income                                               8.6             12.6              (4.0)             (32)

In the first six months of 2001, sales, operating income and net income of the Gas and Fluid Control Segment were below 2000's comparable period due to soft manufacturing sector market conditions, primarily in the United States, affecting demand for most gas control and containment equipment product lines. Additionally, operating income was negatively impacted by $1.2 million of increased charges for facilities discontinuance and reorganization. Higher income for heat exchangers reflected improvement in the gas and oil exploration industry.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

SERVICES AND ENGINEERED PRODUCTS ANALYSIS

The Company is a diversified services and engineered products company. The Company is committed to increasing its presence and strategic growth in services-related businesses. This is evidenced by the service business acquisitions of SGB and Bergslagens in the first half of 2000 and Scafform Ltd. and Mastclimbers Ltd. in May of 2001.

                                                             SIX MONTHS ENDED                      SIX MONTHS ENDED
(DOLLARS ARE IN MILLIONS)                                     JUNE 30, 2001                         JUNE 30, 2000
----------------------------------------------------------------------------------------------------------------------------
                                                          AMOUNT         PERCENT               AMOUNT          PERCENT
                                                          ------         -------               ------          -------
SALES
-----
Services                                              $     657.2            62%                $487.6            53%

Engineered products                                         401.2            38                  435.4            47
                                                        ---------         -----                -------           ---

    Total sales                                         $ 1,058.4           100%             $   923.0           100%
                                                         ========         =====               ========         =====

OPERATING INCOME
----------------
Services                                              $      63.7            74%             $    56.5            61%

Engineered products                                          22.3            26                   35.7            39
                                                        ---------         -----                --------        -----

    Total segment operating income                    $      86.0           100%             $    92.2           100%
                                                       ==========          ====               ========         =====

EBITDA*
------
Services                                                $   134.9            78%             $   111.5            69%

Engineered products                                          38.7            22%                  51.0            31
                                                          -------         -----                -------         -----

    Total segment EBITDA                                $   173.6           100%             $   162.5           100%
                                                         ========         =====               ========         =====

* Earnings before interest, income taxes, minority interest, depreciation and amortization (EBITDA) is not a measure of performance under generally accepted accounting principles, however, the Company and the investment community consider it an important calculation.

For the first six months of 2001 sales, operating income and EBITDA for services increased substantially from the first six months of 2000. The increases reflect principally the SGB acquisition, as well as improvement in certain international markets served by the company and the favorable effects of cost reductions, process improvements and reorganization efforts.

Decreases for engineered products result from the previously discussed economic slowdown in the United States.

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

These factors include, but are not limited to: (1) changes in the worldwide business environment in which the Company operates, including general economic conditions, particularly in the mill services, infrastructure and industrial gas markets; import, currency exchange rates, interest rates, and capital costs; (2) changes in governmental laws and regulations, including taxes; (3) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services, and technologies; (4) effects of unstable governments and business conditions in emerging economies; and (5) other risk factors listed from time to time in the Company's SEC reports. The Company does not intend to update this information and disclaims any legal liability to the contrary.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to foreign currency risk in its international operations. The Company conducts business in 40 countries and approximately 42%, 36%, and 37% of the Company's net revenues for the years ended December 31, 2000, 1999, and 1998, respectively, were derived from the Company's operations outside the United States. In the first six months of 2001, the following significant currency decreases in relation to the U.S. dollar impacted the Company:

Brazilian real                           Declined 15%
euro                                     Declined 10%
British pound sterling                   Declined 6%
South African rand                       Declined 6%

These and other foreign currency exposures increase the risk of income statement, balance sheet and cash flow volatility.

To illustrate the effect of foreign currency exchange rate changes due to the strengthening of the U.S. dollar, in the first six months of 2001, sales would have been approximately 2.5% or $25.9 million greater using the average exchange rates for the first six months of 2000. A similar comparison for the year 2000 shows that sales would have increased by approximately 1.7% if the average exchange rates for 1999 had remained the same in 2000.

The Company seeks to reduce exposures to foreign currency fluctuations through the use of forward exchange contracts. At June 30, 2001, these contracts amounted to $6.3 million and all mature within 2001. The Company does not hold or issue financial instruments for trading purposes, and it is the Company's policy to prohibit the use of derivatives for speculative purposes.

The Company's cash flows and earnings are subject to changes in interest rates. Total debt of $832.8 million as of June 30, 2001 was approximately 54.9% at fixed rates of interest. The weighted average interest rate of total debt was approximately 5.8%. At current debt levels a one-percentage increase/decrease in interest rates would increase/decrease interest expense by approximately $3.8 million per year.

An economic slowdown in the United States that began in the second half of 2000 continued to adversely affect results in the first six months of 2001. This resulted in reduced demand for the Company's manufactured products and mill services in North America. Certain steel producers, including certain Company customers, have been forced to file for bankruptcy protection. There is a risk that the Company's future results of operations or financial condition could be adversely affected if the United States steel industry and manufacturing sector problems continue. This risk is somewhat mitigated since approximately 80% of the Company's mill services sales are generated outside the United States. The future financial impact on the Company associated with these risks cannot be estimated.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

Information on legal proceedings is included under Part I, Item 1., the section labeled "Commitments and Contingencies."


ITEM 5. OTHER INFORMATION

DIVIDEND INFORMATION

On June 26, 2001, the Board of Directors declared a quarterly cash dividend of 24 cents per share, payable August 15, 2001, to shareholders of record on July 16, 2001.


ITEM 6(a).   EXHIBITS

The following exhibits are attached:

Exhibit No. 10(a) Harsco Corporation Deferred Compensation Plan for Non-Employee Directors as Amended and Restated June 26, 2001.

Exhibit No. 10(b) Commercial Paper Dealer Agreement Dated June 7, 2001, Between Citibank International plc, National Westminster Bank plc, The Royal Bank of Scotland plc and Harsco Finance B.V.


ITEM 6(b).   REPORTS ON FORM 8-K

There were no reports filed on Form 8-K during the second quarter ending June 30, 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                HARSCO CORPORATION
                                          -----------------------------
                                                   (Registrant)



DATE       August 13, 2001                /S/ Salvatore D. Fazzolari
     ---------------------------          --------------------------------------
                                          Salvatore D. Fazzolari
                                          Senior Vice President, Chief
                                          Financial Officer and Treasurer



DATE       August 13, 2001                /S/ Stephen J. Schnoor
     ---------------------------          --------------------------------------
                                          Stephen J. Schnoor
                                          Vice President and Controller