Form 10-Q
period 2001-09-30
HARSCO CORP
filed 2001-11-08
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

OR

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

         Registrant’s Telephone Number (717)763-7064

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES            NO

Title of Each Class	Outstanding Shares at October 31, 2001

Common Stock Par Value $1.25	39,962,978

Preferred Stock Purchase Rights	39,962,978

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands, except per share amounts)	2001	2000	2001	2000

Revenues:

Service sales (1)	$331,318	$331,382	$988,567	$818,959

Product sales (1)	199,535	210,081	600,710	645,534

Other	18	404	576	843

Total revenues	530,871	541,867	1,589,853	1,465,336

Costs and expenses:

Cost of services sold (1)	239,028	241,844	714,306	611,391

Cost of products sold (1)	162,323	164,356	491,375	513,716

Selling, general, and administrative expenses	76,004	84,593	239,307	194,652

Research and development expenses	1,417	1,338	2,895	4,426

Other expense	550	1,004	4,592	728

Total costs and expenses	479,322	493,135	1,452,475	1,324,913

Operating income	51,549	48,732	137,378	140,423

Equity in income (loss) of affiliates, net	225	(582)	(1,823)	(1,020)

Interest income	2,133	1,611	4,552	4,061

Interest expense	(13,052)	(16,653)	(41,870)	(32,870)

Income before income taxes and minority interest	40,855	33,108	98,237	110,594

Provision for income taxes	12,825	9,376	32,909	36,496

Income before minority interest	28,030	23,732	65,328	74,098

Minority interest in net income	1,194	1,420	3,646	3,353

Net income	$26,836	$22,312	$61,682	$70,745

Average shares of common stock outstanding	39,898	39,992	39,845	39,990

Basic earnings per common share	$.67	$.56	$1.55	$1.77

Diluted average shares of common shares outstanding	40,153	40,073	39,990	40,069

Diluted earnings per common share	$.67	$.56	$1.54	$1.77

Cash dividends declared per common share	$.24	$.235	$.72	$.705

(1)	In order to comply with Emerging Issues Task Force (EITF) Issue No. 00-10, all shipping and handling costs amounting to $8.7 million and $25.5 million for the three months and nine months ended September 30, 2000, respectively, have been classified as cost of services sold or as cost of products sold rather than as reductions of sales. The income statements for the three months and nine months ended September 30, 2000 have been reclassified to reflect this change. The reclassifications have no effect on previously reported operating income or net income for the three months and nine months ended September 30, 2000.

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30	December 31
(In thousands)	2001	2000

ASSETS

Current assets:

Cash and cash equivalents	$55,828	$56,422

Receivables, less allowance for doubtful accounts of $28,854 in 2001 and $26,078 in 2000	458,336	413,654

Inventories	194,618	199,117

Other current assets	59,200	57,222

Total current assets	767,982	726,415

Property, plant and equipment, at cost	1,791,750	1,771,494

Allowance for depreciation	927,092	874,713

	864,658	896,781

Cost in excess of net assets of businesses acquired, net	360,646	369,199

Other assets	185,849	188,553

Total assets	$2,179,135	$2,180,948

LIABILITIES

Current liabilities:

Notes payable and current maturities	$34,764	$62,295

Accounts payable	159,597	192,148

Accrued compensation	44,353	46,591

Income taxes	46,620	34,783

Other current liabilities	203,350	200,362

Total current liabilities	488,684	536,179

Long-term debt	793,364	774,450

Deferred income taxes	100,602	88,480

Other liabilities	106,310	107,660

Total liabilities	1,488,960	1,506,769

SHAREHOLDERS’ EQUITY

Common stock and additional paid-in capital	177,040	172,887

Accumulated other comprehensive (expense)	(130,524)	(109,377)

Retained earnings	1,247,633	1,214,659

Treasury stock	(603,974)	(603,990)

Total shareholders’ equity	690,175	674,179

Total liabilities and shareholders’ equity	$2,179,135	$2,180,948

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30
(In thousands)	2001	2000

Cash flows from operating activities:

Net income	$61,682	$70,745

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	119,781	103,443

Amortization	13,078	12,104

Equity in loss of affiliates, net	1,823	1,020

Dividends or distributions from affiliates	845	702

Deferred income taxes	12,154	13,342

Other, net	4,972	2,654

Changes in assets and liabilities, net of acquisitions and dispositions of businesses:

Accounts receivable	(45,760)	1,072

Inventories	1,569	(29,121)

Accounts payable	(25,495)	13,380

Disbursements related to discontinued defense business	(937)	(11,862)

Other assets and liabilities	(10,017)	(16,566)

Net cash provided by operating activities	133,695	160,913

Cash flows from investing activities:

Purchases of property, plant and equipment	(117,314)	(132,044)

Purchase of businesses, net of cash acquired	(4,914)	(301,557)

Proceeds from sale of businesses	3,650	10,572

Proceeds from sale of assets	21,276	7,020

Other investing activities	16	878

Net cash (used) by investing activities	(97,286)	(415,131)

Cash flows from financing activities:

Short-term borrowings, net	(20,156)	196,652

Current maturities and long-term debt:

Additions	155,470	246,976

Reductions	(140,113)	(112,478)

Cash dividends paid on common stock	(28,670)	(28,201)

Common stock issued-options	4,151	1,754

Common stock acquired for treasury	(167)	(3,768)

Other financing activities	(2,729)	(3,807)

Net cash provided (used) by financing activities	(32,214)	297,128

Effect of exchange rate changes on cash	(4,789)	(6,269)

Net increase (decrease) in cash and cash equivalents	(594)	36,641

Cash and cash equivalents at beginning of period	56,422	51,266

Cash and cash equivalents at end of period	$55,828	$87,907

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Continued)

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2001	2000	2001	2000

Net income	$26,836	$22,312	$61,682	$70,745

Other comprehensive income (expense):

Foreign currency translation adjustments	1,620	(17,733)	(21,088)	(36,356)

Net gains (losses) on cash flow hedging instruments, net of deferred income taxes	53	—	(71)	—

Pension liability adjustments, net of deferred income taxes	7	—	12	—

Other comprehensive income (expense)	1,680	(17,733)	(21,147)	(36,356)

Total comprehensive income	$28,516	$4,579	$40,535	$34,389

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Continued)

Notes to Consolidated Financial Statements

Opinion of Management

Financial information furnished herein, which is unaudited, in the opinion of management reflects all adjustments (all of which are of a recurring nature) that are necessary to present a fair statement of the interim period. This unaudited interim information should be read in conjunction with the Company’s annual Form 10-K filing for the year ended December 31, 2000.

Review of Operations by Segment (Unaudited)

(In millions)
		Mill	Gas and	S3Networks	General	Consolidated
Three Months Ended September 30, 2001	Infrastructure	Services	Fluid Control	LLC	Corporate	Totals

Net sales to unaffiliated customers	$228.4	$184.2	$118.3	$—	$—	$530.9

Operating income	$24.6	$21.5	$5.4	$—	$—	$51.5

Equity in income of affiliates, net	0.2	—	—	—	—	0.2

Interest income	0.1	1.1	—	—	0.9	2.1

Interest expense	(8.5)	(2.3)	(0.6)	—	(1.7)	(13.1)

Income tax (expense) benefit	(6.0)	(6.2)	(1.7)	—	1.1	(12.8)

Minority interest in net income	—	(1.1)	—	—	—	(1.1)

Segment net income	$10.4	$13.0	$3.1	$—	$0.3	$26.8

		Mill	Gas and	S3Networks	General	Consolidated
Three Months Ended September 30, 2000	Infrastructure	Services	Fluid Control	LLC	Corporate	Totals

Net sales to unaffiliated customers (1)	$216.3	$188.3	$136.9	$—	$—	$541.5

Operating income	$13.5	$22.6	$13.3	$—	$(0.7)	$48.7

Equity in income (loss) of affiliates, net	0.5	0.2	—	(1.3)	—	(0.6)

Interest income	0.4	1.1	—	—	0.1	1.6

Interest expense	(9.2)	(3.0)	(1.0)	—	(3.4)	(16.6)

Income tax (expense) benefit	(1.2)	(4.5)	(4.3)	0.5	0.1	(9.4)

Minority interest in net income	(0.1)	(1.3)	—	—	—	(1.4)

Segment net income (loss)	$3.9	$15.1	$8.0	$(0.8)	$(3.9)	$22.3

(1)	In order to comply with Emerging Issues Task Force (EITF) Issue No. 00-10, all shipping and handling costs have been classified as cost of services sold or as cost of products sold rather than as reductions of sales. The income statement for the three months ended September 30, 2000 has been reclassified to reflect this change. The reclassification has no effect on previously reported operating income or net income for the three months ended September 30, 2000.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Continued)

Review of Operations by Segment (Unaudited)

(In millions)
		Mill	Gas and	S3Networks	General	Consolidated
Nine Months Ended September 30, 2001	Infrastructure	Services	Fluid Control	LLC	Corporate	Totals

Net sales to unaffiliated customers	$669.2	$552.6	$367.5	$—	$—	$1,589.3

Operating income (loss)	$56.1	$61.6	$19.9	$—	$(0.2)	$137.4

Equity in income (loss) of affiliates, net	1.0	0.1	—	(2.9)	—	(1.8)

Interest income	0.4	3.1	0.1	—	0.9	4.5

Interest expense	(26.5)	(7.0)	(1.4)	—	(7.0)	(41.9)

Income tax (expense) benefit	(11.9)	(17.5)	(6.8)	1.0	2.3	(32.9)

Minority interest in net income	(0.1)	(3.5)	—	—	—	(3.6)

Segment net income (loss)	$19.0	$36.8	$11.8	$(1.9)	$(4.0)	$61.7

		Mill	Gas and	S3Networks	General	Consolidated
Nine Months Ended September 30, 2000	Infrastructure	Services	Fluid Control	LLC	Corporate	Totals

Net sales to unaffiliated customers (1)	$478.4	$579.0	$407.1	$—	$—	$1,464.5

Operating income (loss)	$36.8	$69.7	$35.1	$—	$(1.2)	$140.4

Equity in income (loss) of affiliates, net	0.5	0.7	—	(2.2)	—	(1.0)

Interest income	0.7	3.2	0.1	—	0.1	4.1

Interest expense	(13.4)	(7.4)	(3.0)	—	(9.1)	(32.9)

Income tax (expense) benefit	(8.1)	(19.9)	(11.6)	0.8	2.3	(36.5)

Minority interest in net income	(0.2)	(3.2)	—	—	—	(3.4)

Segment net income (loss)	$16.3	$43.1	$20.6	$(1.4)	$(7.9)	$70.7

(1)	In order to comply with Emerging Issues Task Force (EITF) Issue No. 00-10, all shipping and handling costs have been classified as cost of services sold or as cost of products sold rather than as reductions of sales. The income statement for the nine months ended September 30, 2000 has been reclassified to reflect this change. The reclassification has no effect on previously reported operating income or net income for the nine months ended September 30, 2000.

Inventories

	September 30	December 31
(In thousands)	2001	2000

Finished goods	$73,726	$68,519

Work-in-process	32,694	36,751

Raw materials and purchased parts	65,940	73,265

Stores and supplies	22,258	20,582

	$194,618	$199,117

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Continued)

Commitments and Contingencies

Discontinued Defense Business — Contingencies

Federal Excise Tax and Other Matters Related to the Five-Ton Truck Contract
In 1995, the Company, the United States Army (“Army”), and the United States Department of Justice concluded a settlement of Harsco’s previously reported claims against the Army relating to Federal Excise Tax (“FET”) arising under a completed 1986 contract for the sale of five-ton trucks to the Army. On September 27, 1995, the Army paid the Company $49 million in accordance with the settlement terms. The Company released the Army from any further liability for those claims, and the Department of Justice released the Company from a threatened action for damages and civil penalties based on an investigation conducted by the Department’s Commercial Litigation Branch that had been pending for several years.

The settlement preserves the rights of the parties to assert claims and defenses under the Internal Revenue Code, and rights of the Army and the Company to claim certain amounts that may be owed by either party to reconcile possible underpayments or overpayments on the truck contract as part of the formal contract close-out process.

The settlement does not resolve the claim by the Internal Revenue Service (“IRS”) that, contrary to the Company’s position, certain cargo truck models sold by the Company should be considered to have gross vehicle weights in excess of the 33,000 pound threshold under FET law, are not entitled to an exemption from FET under any other theory, and therefore are taxable. In 1999, the IRS assessed an increase in FET of $30.4 million plus penalties and applicable interest currently estimated to be $13.1 million and $58.3 million, respectively. In October 1999, the Company posted an $80 million bond required as security by the IRS. This increase in FET takes into account offsetting credits of $9.2 million, based on a partial allowance of the Company’s $31.9 million claim that certain truck components are exempt from FET. The IRS disallowed in full the Company’s additional claim that it is entitled to the entire $52 million of FET (plus applicable interest currently estimated by the Company to be $52.7 million) the Company has paid on the five-ton trucks, on the grounds that such trucks qualify for the FET exemption applicable to certain vehicles specially designed for the primary function of off-highway transportation. In the event that the Company ultimately receives from the IRS a refund of tax (including applicable interest) with respect to which the Company has already received reimbursement from the Army, the refund would be allocated between the Company and the Army. In August 2000, the Company filed legal action against the Government in the U.S. Court of Federal Claims challenging the assessment and seeking a refund of all FET that the Company has paid on five-ton trucks. That action is proceeding. Although there is risk of an adverse outcome, both the Company and the Army believe that the cargo trucks are not taxable. No recognition has been given in the accompanying financial statements for the Company’s claims with the IRS.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Continued)

The settlement agreement with the Army preserved the Company’s right to seek reimbursement of after-imposed tax from the Army in the event that the cargo trucks are determined to be taxable, but the agreement limited the reimbursement to a maximum of $21 million. Additionally, in an earlier contract modification, the Army accepted responsibility for $3.6 million of the potential tax, bringing its total potential responsibility up to $24.6 million. As of September 30, 2000, the Army paid the Company this entire amount and the Company paid those funds to the IRS, subject to its pending refund claim. Thus, the Company has satisfied a portion of the disputed tax assessment. If the Company succeeds in its refund claim against the IRS, it will owe the Army the amount recovered that corresponds to the $24.6 million.

Even if the cargo trucks are ultimately held to be taxable, the Army’s contribution of $24.6 million toward payment of the tax (but not interest or penalty, if any), would result in a net maximum liability for the Company of $5.8 million plus penalties and applicable interest currently estimated to be $13.1 million and $58.3 million, respectively. The Company believes it is unlikely that resolution of this matter will have a material adverse effect on the Company’s financial position; however, it could have a material effect on quarterly or annual results of operations.

Environmental
The Company is involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a “potentially responsible party” for certain waste disposal sites. While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company. The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Consolidated Balance Sheet at September 30, 2001 and December 31, 2000 includes an accrual of $3.0 million and $3.5 million, respectively, for environmental matters. The amounts charged against pre-tax earnings related to environmental matters totaled $0.7 million for the first nine months of 2001, and $1.3 million for the first nine months of 2000.

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
PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Continued)

Other
The Company is subject to various other claims and proceedings covering a wide range of matters that arose in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance or by accruals, and if not so covered, are without merit or are of such kind, or involve such amounts, as would not have a material adverse effect on the financial position or results of operations of the Company.

Financial Instruments and Hedging

The Company has subsidiaries principally operating in North America, Latin America, Europe and Asia-Pacific. These operations are exposed to fluctuations in related foreign currencies, in the normal course of business. The Company seeks to reduce exposure to foreign currency fluctuations through the use of forward exchange contracts. The Company does not hold or issue financial instruments for trading purposes, and it is the Company’s policy to prohibit the use of derivatives for speculative purposes. The Company has a Foreign Currency Risk Management Committee that meets periodically to monitor foreign currency risks.

As of January 1, 2001, the company adopted the Financial Accounting Standards Board (FASB) Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). The cumulative effect adjustment as of January 1, 2001 was comprised of other comprehensive expense of $33 thousand related to mark-to-market adjustments on derivatives in hedge relationships, and $12 thousand of income related to mark-to-market adjustments on embedded derivatives recorded in current earnings. Principally all of the transition adjustment related to cash flow hedges included in other comprehensive income or expense was reclassified into income in the first nine months of 2001.

The Company executes foreign currency forward exchange contracts to hedge transactions of its non-U.S. subsidiaries for firm purchase commitments, to hedge variable cash flows of forecasted transactions and for export sales denominated in foreign currencies. These contracts generally are for 90 to 180 days or less. For those contracts that are designated as qualified cash flow hedges, gains or losses are recorded in other comprehensive income. Amounts recorded in other comprehensive income are reclassified into income in the same period or periods during which the hedged forecasted transaction affects income. The cash flows from these contracts are classified consistent with the cash flows from the transaction being hedged. The Company also enters into certain forward exchange contracts not designated as hedges under SFAS 133. Gains and losses on these contracts are recognized in income based on fair market value. For fair value hedges of a firm commitment, the gain or loss on the derivative and the offsetting loss or gain on the hedged firm commitment are recognized currently in income. As of September 30, 2001, the notional total of all forward exchange contracts amounted to $2.9 million.

The Company has several hedges of net investment recorded in accordance with SFAS 133. In the first nine months of 2001, the Company recorded a debit of $2.7 million in the foreign currency translation adjustments line of other comprehensive income (expense) related to hedges of net investments.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Continued)

Reconciliation of Basic and Diluted Shares

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands, except amounts per share)	2001	2000	2001	2000

Net income	$26,836	$22,312	$61,682	$70,745

Average shares of common stock outstanding used to compute basic earnings per common share	39,898	39,992	39,845	39,990

Additional common shares to be issued assuming exercise of stock options, net of shares assumed reacquired	255	81	145	79

Shares used to compute dilutive effect of stock options	40,153	40,073	39,990	40,069

Basic earnings per common share	$.67	$.56	$1.55	$1.77

Diluted earnings per common share	$.67	$.56	$1.54	$1.77

New Financial Accounting Standards Issued

SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and
Extinguishments of Liabilities” (SFAS 140)

In September 2000, the FASB issued SFAS 140, which replaced SFAS No. 125 (SFAS 125) with the same title. It revises the standards for securitizations and other transfers of financial assets and collateral and requires additional disclosures, but otherwise retains most of SFAS 125’s provisions. The Company adopted SFAS 140 as of April 1, 2001. The implementation of SFAS 140 has not had a material effect on the Company’s financial position or results of operations.

SFAS No. 141, “Business Combinations” (SFAS 141)

In July 2001, the FASB issued SFAS 141, which addresses financial accounting and reporting for business combinations. SFAS 141 supercedes Accounting Principles Board Opinion No. 16, “Business Combinations” (APB 16) and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises” (SFAS 38). SFAS 141 requires the use of the purchase method of accounting for business combinations and prohibits the use of the pooling-of-interests method. The Company does not use the pooling-of-interests method and therefore, this aspect of the new rules will not have an impact on the Company’s financial position or results of operations. SFAS 141 also changes the definition of intangible assets

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Continued)

acquired in a business combination.

SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142)

In July 2001, the FASB issued SFAS 142, which eliminates the amortization of goodwill, requires annual impairment testing of goodwill and introduces the concept of indefinite life intangible assets. The Company will adopt SFAS 142 on January 1, 2002. SFAS 142 supercedes APB No. 17, “Intangible Assets”. An initial impairment test must be performed in 2002. Any resulting impairment charge from this initial test will be reported as a change in accounting principle.

The Company recognized $12.1 million and $10.1 million of goodwill amortization expense for the nine months ended September 30, 2001 and 2000, respectively. These amounts are disclosed for informational purposes only and are not necessarily reflective of future reductions to amortization expense. The impact of adopting SFAS 142 has not yet been determined.

SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143)

In August 2001, the FASB issued SFAS 143, which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier adoption encouraged. The Company has not yet determined the timing of adoption or the impact of SFAS 143.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144)

In October 2001, the FASB issued SFAS 144, which addresses financial accounting and reporting for the impairment and disposal of long-lived assets. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” However, it retains the fundamental provisions of SFAS 121 for recognition and measurement of the impairment of long-lived assets to be held, used, or disposed of by sale.

Additionally, SFAS 144 supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (APB 30) for the disposal of a segment of business. SFAS 144 retains the requirement of APB 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity (rather than a segment of a business)

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Continued)

that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, (ARB 51) to eliminate the exception to consolidation for a temporarily controlled subsidiary.

This standard is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 144 on January 1, 2002. The impact of adopting SFAS 144 has not yet been determined.

Divestiture

On April 13, 2001, the Company divested its 49% interest in S3Networks, LLC. In 2001 the Company recorded $2.9 million of pre-tax losses related to its investment in S3Networks. The divestiture will eliminate any future dilution to the Company’s earnings as a result of S3Networks.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section focuses on material changes and presumes that the reader is familiar with the Company’s annual Form 10-K filing for the year ended December 31, 2000.

Liquidity and Capital Resources

The major changes in liquidity and capital resources are as follows:

	September 30	December 31	Increase/
(Dollars are in millions)	2001	2000	(Decrease)

Current assets	$768.0	$726.4	$41.6

Current liabilities	488.7	536.2	(47.5)

Working capital	$279.3	$190.2	$89.1
Current ratio	1.6:1	1.4:1

Notes payable and current maturities	$34.8	$62.3	$(27.5)

Long-term debt	793.3	774.4	18.9

Total debt	828.1	836.7	(8.6)

Total equity	690.2	674.2	16.0

Total capital	$1,518.3	$1,510.9	$7.4

Total debt to total capital	54.5%	55.4%

An $8.6 million decrease in debt was achieved in the first nine months of 2001. Debt reduction remains the principal strategic objective for the remainder of 2001. The Company’s strategies for debt reduction include the sale of underperforming assets and a reduction in working capital and capital spending. Improved cash flows are anticipated in the fourth quarter, historically the Company’s strongest quarter for cash flow.

Working Capital Position
The change in the Company’s working capital position and current ratio during the first nine months of 2001 is due principally to a reduction in accounts payable of $32.6 million, and a $44.7 million increase in receivables. Accounts payable decreases are due partially to the Company’s exit from S3Networks. The Company had previously been obligated to invest an additional $10.0 million in S3Networks which was cancelled as part of the divestiture. Accounts receivable increases are due to seasonal increases in sales, especially in the Infrastructure and Mill Services Segments when compared with December 2000.

Cash Investing and Financing Activities
The Company’s debt as a percent of total capital decreased in the first nine months of 2001 due to increased retained earnings and debt reduction. Negative foreign currency translation adjustments partially offset the effect of the increase in retained earnings. The foreign currency translation

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

adjustments were principally due to a 27% decrease in the translated value of the Brazilian real, a 15% decrease in the South African rand, a 3% decrease in the euro and a 1% decrease in the British pound sterling from December 31, 2000 to September 30, 2001.

Capital investments for the first nine months of 2001 were $117.3 million, down $14.7 million from the first nine months of 2000. This decrease was despite the inclusion in 2001 of capital investments by SGB Group which was acquired June 16, 2000. Excluding SGB Group, capital investments declined 27%. Investments were made predominantly for the services businesses.

The Company’s history of strategic acquisitions, share repurchases, when appropriate, and cash dividends, paid at the same or increased rates for the 205th consecutive quarter in August 2001, demonstrate the Company’s continued commitment to creating value through strategic investments and return of capital to shareholders. Additionally, the Company declared a 24 cents per share dividend on September 25, 2001, to shareholders of record on October 15, 2001, and payable on November 15, 2001.

In the first nine months of 2001, the Company realized $24.9 million in cash from asset sales and sales of businesses. This represents significant progress on the Company’s strategic goal of producing substantial cash flows from the sale of underperforming assets.

Nine Month Financial Statistics

	For the Period	For the Period
	Ended September 30	Ended September 30
	2001	2000

Harsco stock price high-low	$36.00 - 23.60	$31.63 - $21.25

Annualized return on average equity	12.2%	14.4%

Annualized return on average assets	8.7%	10.0%

Annualized return on average capital	7.8%	9.4%

The Company’s lower annualized return on average equity was due principally to lower income in the first nine months of 2001 compared with the first nine months of 2000. Lower annualized returns on average assets and capital were due to the combination of lower income and the increased average assets and capital related to the SGB Group acquisition. SGB’s operating income has historically peaked in the third and fourth quarters. The company’s book value per share increased to $17.27 per share at September 30, 2001 from $16.94 at December 31, 2000 due principally to an increase in retained earnings.

In the first quarter of 2001, the Company engaged Stern Stewart & Co. to assist in the implementation of the Economic Value Added (EVA®) measurement and management system. Significant progress has been made toward implementation of EVA®. Training is underway within all operations of the Company, new EVA®-based financial models have been implemented, and an EVA® incentive compensation plan is being developed to begin January 1, 2002. These efforts are expected to generate improved returns on invested capital in future periods.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cash from Operating Activities

	For the Nine Months	For the Nine Months
	Ended September 30	Ended September 30
(In millions)	2001	2000

Net cash provided by operating activities:	$133.7	$160.9

Operating cash flows were $27.2 million less in the first nine months of 2001 than the first nine months of 2000. The decrease in cash from operating activities was due principally to the timing of receipts and payments for accounts receivable and accounts payable, causing a decrease in cash of $46.8 million and $38.9 million, respectively, from the first nine months of 2000. In the second quarter of 2000, the Infrastructure Segment had unusually high collections on some very large orders which significantly improved cash flows. On a comparative basis, this negatively impacted the first nine months of 2001 cash flows by $15.1 million. These decreases were partially offset by increased cash flows of $30.7 million resulting from the Company’s inventory reduction program. Looking to the fourth quarter of 2001, the Company expects cash provided by operating activities to improve based on historically strong increases during that period.

Credit and Equity Financing Facilities
The Company has a revolving credit facility in the amount of $350 million through a syndicate of 13 banks. This facility serves as back-up to the Company’s commercial paper programs. The facility is in two parts. One part amounts to $131,250,000 and is a 364-day credit agreement that permits borrowings outstanding at expiration to be repaid no later than September 28, 2003. The second part is for $218,750,000 and is a 5-year credit agreement that expires on September 29, 2005 at which time all borrowings are due. The first part of the facility was renegotiated in September of 2001 to extend the expiration date one year, to the date noted above. As of September 30, 2001 there were no borrowings outstanding under this facility.

In the first quarter of 2001, the Company executed two $50 million bilateral credit facility agreements with European-based banks. These agreements serve as back-up to the Company’s commercial paper programs and also help finance the Company’s European operations. Borrowings under these facilities, which expire in December 2001 and January 2002, are available in Eurocurrencies or U.S. dollars at interest rates based upon LIBOR plus a margin. Borrowings outstanding at expiration may be repaid over the succeeding 4 years. As of September 30, 2001 there was $19.0 million outstanding on these credit facilities.

The Company has a U.S. commercial paper borrowing program under which it can issue up to $350 million of short-term notes in the U.S. commercial paper market. In addition, the Company has a three billion Belgian franc commercial paper program, equivalent to approximately U.S. $68.1 million at September 30, 2001. In June 2001, the Company supplemented its Belgian franc commercial paper program by adding a 250 million euro program, equivalent to approximately U.S. $229.4 million at September 30, 2001. The new program was established in London through the offices of the Royal Bank of Scotland plc and Citibank International plc. The program is expected to lower the Company’s cost of borrowing and will replace existing sources of credit. The program

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

has been assigned an A-2 rating by Standard & Poor’s and a P-2 rating by Moody’s Investors Service, consistent with the ratings assigned to the Company’s U.S.-based commercial paper program. The European-based programs provide the capacity for the Company to borrow euros and British pounds to fund its European operations more efficiently.

The Company limits the aggregate commercial paper, syndicated credit facility and bilateral facilities borrowings at any one time to a maximum of $450 million. At September 30, 2001, the Company had $221.9 million of U.S. commercial paper debt outstanding, and $59.8 million outstanding under its European-based commercial paper programs.

On October 2, 2001, the Company filed a Form S-8 with the Securities and Exchange Commission for the purpose of registering 1.5 million shares of Harsco Corporation Common Stock. The registration allows the Company to sell or make offers to buy shares pursuant to the Harsco Corporation Savings Plan.

A Form S-3 shelf registration is on file with the Securities and Exchange Commission for the possible issuance of up to an additional $200 million of new debt securities, preferred stock or common stock. The Company is not committed to issuing these securities.

Credit Ratings and Outlook
The Company’s outstanding long-term notes (both U.S. and International) are rated A- by Standard & Poor’s, A- by Fitch and A-3 by Moody’s. The Company’s U.S.-based commercial paper is rated A-2 by Standard & Poor’s, F-2 by Fitch and P-2 by Moody’s, and the Company’s London-based commercial paper program is rated A-2 by Standard & Poor’s and P-2 by Moody’s.

The Company’s financial position and debt capacity should enable it to meet current and future requirements. As additional resources are needed, the Company should be able to obtain funds readily and at competitive costs. The Company is positioned to continue to reduce debt, invest strategically in high return projects, and to pay cash dividends as a means to enhance shareholder value. The Company intends to use future discretionary cash flows principally for debt reduction.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations
Third Quarter of 2001 Compared with Third Quarter of 2000

			Amount	Percent
			Increase	Increase
(Dollars are in millions, except per share)	2001	2000	(Decrease)	(Decrease)

Revenues	$530.9	$541.9	$(11.0)	(2)%

Cost of services and products sold	401.4	406.2	(4.8)	(1)

Selling, general and administrative expenses	76.0	84.6	(8.6)	(10)

Operating income	51.5	48.7	2.8	6

Provision for income taxes	12.8	9.4	3.4	36

Net income	26.8	22.3	4.5	20

Diluted earnings per common share	.67	.56	.11	20

Comparative Analysis of Results

Revenues
Revenues for the third quarter of 2001 were down 2% from last year’s comparable period. This is due to the continued downturn in the domestic manufacturing sector and reduced steel mill services volume in North America. These decreases were partially offset by increased railway maintenance equipment sales and international steel mill services. Adjusting for the $7.6 million unfavorable effect of foreign currency translation, sales would have decreased by less than 1%.

Cost of Services and Products Sold
Costs of services and products sold for the 2001 third quarter decreased at a comparable rate to revenues despite higher energy costs in all three segments.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the third quarter of 2001 decreased from the 2000 comparable period due to cost reductions and divestitures of non-core operating facilities, primarily within the SGB Group. Additionally, the Mill Services Segment recorded decreased bad debt expense of $0.5 million in the third quarter of 2001 as compared to the third quarter of 2000.

The Company’s stringent cost controls, process improvements and reorganization efforts continue to contribute towards the decrease of these costs.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Income
The increase in operating income for the third quarter of 2001 compared to the comparable 2000 period is attributable principally to the railway maintenance and the domestic and international scaffolding access businesses. This strong performance was partially offset by reduced demand for manufactured products of the Infrastructure and the Gas and Fluid Control Segments and lower steel mill services in North America affecting the Mill Services Segment.

Provision for Income Taxes
The effective income tax rate for the third quarter of 2001 was 31.4%, up from 28.3% in the third quarter of 2000.

Net Income
Net income for the third quarter of 2001 was above last year’s comparable period despite decreased sales. This is principally due to increased operating income, as indicated above, and a $3.6 million decrease in interest expense from last year’s comparable period. The decrease in interest expense relates to reductions in interest rates, average quarterly debt, and loan origination fees.

Segment Analysis

	Three Months
Infrastructure Segment	Ended September 30

			Amount	Percent
(Dollars are in millions)	2001	2000	Increase	Increase

Sales	$228.4	$216.3	$12.1	6%

Operating income	24.6	13.5	11.1	82

Segment net income	10.4	3.9	6.5	167

The quarter-over-quarter sales increase for the Infrastructure Segment primarily results from railway maintenance-of-way equipment sales. Additionally, the domestic and international scaffolding and access businesses experienced improved demand compared to the third quarter of 2000; however, this increase was offset by decreased demand for industrial grating.

Operating income increases for 2001 are attributable to improved performances by all business units with the exception of industrial grating. The SGB Group has increased margins through cost reductions and the divestitures of non-core operating facilities and assets. Additionally, on a comparative basis, the increase in operating income for 2001 included the effect of a pre-tax non-recurring asset writedown of $3.0 million in the third quarter of 2000 and $1.8 million in gains related to benefit plan changes in 2001.

Net income increases for 2001 were directly related to operating income increases noted above.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	Three Months
Mill Services Segment	Ended September 30

			Amount	Percent
(Dollars are in millions)	2001	2000	(Decrease)	(Decrease)

Sales	$184.2	$188.3	$(4.1)	(2)%

Operating income	21.5	22.6	(1.1)	(5)

Segment net income	13.0	15.1	(2.1)	(14)

Despite strong international mill services and domestic abrasives and roofing granules business results, third quarter 2001 sales, operating income, and net income of the Mill Services Segment continued to be negatively impacted by foreign currency translation, difficult market conditions and reduced steel mill services in North America. Additionally, $0.9 million in reorganization costs were incurred in the third quarter of 2001 as compared to $0.2 million in the same period of 2000. These costs relate principally to employee termination benefits. The effect of foreign currency translation reduced the 2001 period sales and operating income by approximately $6.9 million and $1.1 million, respectively. Excluding the effect of foreign currency translation and reorganization costs, operating income for the third quarter 2001 exceeded that of the 2000 comparable period.

	Three Months
Gas and Fluid Control Segment	Ended September 30

			Amount	Percent
(Dollars are in millions)	2001	2000	(Decrease)	(Decrease)

Sales	$118.3	$136.9	$(18.6)	(14)%

Operating income	5.4	13.3	(7.9)	(59)

Segment net income	3.1	8.0	(4.9)	(61)

Sales, operating income, and net income of the Gas and Fluid Control Segment in the third quarter of 2001 continued to be negatively impacted by soft market conditions affecting demand for manufactured products including most gas control and containment equipment product lines. This declining demand was partially offset by increased demand for heat exchangers and cylinders for natural gas vehicles.

Services and Engineered Products Analysis

In addition to the segment reporting previously presented, the Company is a diversified industrial services and engineered products company. The Company is committed towards increasing its presence and strategic growth in services-related businesses. Sales and operating income for the third quarter of 2001 and 2000 are presented in the following table:

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	Three Months Ended		Three Months Ended
(Dollars are in millions)	September 30, 2001		September 30, 2000

	Amount	Percent	Amount	Percent

Sales

Services	$331.3	62%	$331.4	61%

Engineered products	199.6	38	210.1	39

Total sales	$530.9	100%	$541.5	100%

Operating Income

Services	$36.6	71%	$28.9	59%

Engineered products	14.9	29	20.5	41

Total segment operating income	$51.5	100%	$49.4	100%

EBITDA*

Services	$73.2	76%	$63.5	69%

Engineered products	22.6	24	27.9	31

Total segment EBITDA	$95.8	100%	$91.4	100%

*	Earnings before interest, income taxes, minority interest, depreciation and amortization (EBITDA) is not a measure of performance under generally accepted accounting principles, however, the Company and the investment community consider it an important calculation.

Third quarter 2001 operating income and EBITDA for services increased substantially from the comparable period in 2000. The increases reflect the favorable effects of cost reductions, process improvements and reorganization efforts.

Third quarter 2001 sales, operating income and EBITDA for engineered products decreased from the comparable period in 2000. The decreases reflect the continued soft market conditions affecting demand for most manufactured products.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations
Nine Months of 2001 Compared with Nine Months of 2000

			Amount	Percent
			Increase	Increase
(Dollars are in millions, except per share)	2001	2000	(Decrease)	(Decrease)

Revenues	$1,589.9	$1,465.3	$124.6	9%

Cost of services and products sold	1,205.7	1,125.1	80.6	7

Selling, general and administrative expenses	239.3	194.7	44.6	23

Other Expenses	4.6	.7	3.9	557

Operating income	137.4	140.4	(3.0)	(2)

Provision for income taxes	32.9	36.5	(3.6)	(10)

Net income	61.7	70.7	(9.0)	(13)

Diluted earnings per common share	1.54	1.77	(0.23)	(13)

Comparative Analysis of Results

Revenues
Revenues for the first nine months of 2001 were up 9% from last year’s comparable period to a record level. This is attributable to the Company’s SGB Group scaffolding and access service business that was acquired in June 2000. This increase was augmented by increased rentals in the existing domestic scaffolding services business. Additionally railway maintenance equipment sales and contracting and domestic abrasives and roofing granules sales increased. These increases were somewhat offset by decreases in certain product lines of the Gas and Fluid Control and Mill Services Segments. Adjusting for the unfavorable effect of foreign currency translation, sales would have increased 10.8%.

Cost of Services and Products Sold
Cost of services and products sold in 2001 increased over the 2000 comparable period but at a lower rate than the increase in total revenues. The increase in the current year includes higher energy costs in all three segments. Additionally, the third quarter of 2000 reflects a pre-tax non-recurring asset writedown of $3.0 million.

Selling, General and Administrative Expenses
Selling, general and administrative expenses in 2001 increased over 2000 levels. The increases were due principally to costs in 2001 related to acquired companies, principally SGB Group, but also included increased provisions for uncollectible accounts receivable, particularly in the Mill Services Segment where several customers in the steel industry have experienced financial difficulties.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Excluding the effects of business acquisitions less divestitures of non-core businesses, selling, general and administrative expenses decreased approximately 2.9% in 2001. The Company’s continuing cost reduction, process improvement and reorganization efforts continue to contribute towards the decrease of these costs.

Other Expense (Income)
The Company incurred $4.6 million of net other expense in the first nine months of 2001 compared to $0.7 million of net other expense in the first nine months of 2000. This income statement classification principally includes employee termination benefit costs, impaired asset write-downs, and costs to exit activities, partially offset by net gains on the disposal of non-core assets.

Expenses for the first nine months of 2001 include $5.2 million of employee termination benefit costs principally in the Mill Services and Infrastructure Segments related to operations in the United States and Germany. Additionally, $1.6 million of expense was incurred in the first nine months of 2001 due to impaired asset write-downs. Finally, $1.9 million of costs to exit activities were incurred in the period. These expenses were offset by gains of $4.1 million, principally from the sale of non-core assets in the United States, resulting in a net $4.6 million expense.

In the first nine months of 2000, $3.0 million of gains on the disposal of two non-core businesses and certain redundant assets more than offset other expenses.

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

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Employee Termination Benefit Costs and Disbursements

(In millions)	Summary of Activity

	2001	2000
				1999
	Nine Months Ending	Nine Months Ending	Oct 1 -	and
Original reorganization action period:	September 30	September 30	Dec 31	1998

Employee termination benefits expense:	$5.2	$2.8	$1.1	$9.4

Disbursements:(1) In 1998 and 1999	—	—	—	(7.5)

In January – September 2000	—	(1.8)	—	(0.7)

In October – December 2000	—	(1.0)	(0.5)	(0.3)

In 2001	(4.8)	—	(0.9)	(0.1)

Total disbursements:	(4.8)	(2.8)	(1.4)	(8.6)

Other:	—	—	0.4	(0.8)

Remaining disbursements as of September 30, 2001(2):	$0.4	$—	$0.1	$—

(1)	Disbursements are categorized according to the original reorganization action period to which they relate (2001, 2000, or prior to 2000).

(2)	Remaining disbursements are categorized according to the original reorganization action period to which they relate (2001 or 2000).

Employee Terminations — Number of Employees

	Summary of Activity

	2001	2000
				1999
	Nine Months Ending	Nine Months Ending	Oct 1 -	and
Original reorganization action period:	September 30	September 30	Dec 31	1998

Employees affected by reorganization actions:	574	101	193	890

Employee Terminations:

In 1998 and 1999	—	—	—	(873)

In January – September 2000	—	(99)	—	(31)

In October – December 2000	—	(2)	(181)	(9)

In 2001	(570)	—	(12)	(3)

Total terminations:	(570)	(101)	(193)	(916)

Other:	—	—	—	26

Remaining terminations as of September 30, 2001:	4	—	—	—

Operating Income
Operating income for the second and third quarters of 2001 improved significantly over the comparable prior year periods; nonetheless, operating income for the first nine months of 2001 was still below the 2000 comparable period. An economic slowdown in the United States that began in the second half of 2000 adversely affected results in the first nine months of 2001. This resulted in reduced demand for the Company’s manufactured products of the Infrastructure and the Gas and Fluid Control Segments and lower steel mill services in North America affecting the Mill Services Segment.

A strong performance from the Company’s international operations, which accounted for 48% of the Company’s sales but approximately 58% of operating earnings in the first nine months of 2001, favorably impacted results in 2001. In last year’s comparable period, only 45% of the Company’s

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

operating income was from international operations. Strong international Mill Services Segment performance partially offset the effects of services volume decreases resulting from reduced steel mill capacity utilization in North America. The Company’s strategic diversification decisions to expand its international presence and reduce its exposure to the United States economic environment were affirmed in the first nine months of 2001.

Increased pre-tax charges of $3.9 million for reorganizations, asset write-downs, and costs to exit activities and $6.3 million in increased provisions for uncollectible accounts receivable unfavorably impacted operating income during the 2001 period as compared to 2000. Additionally, unfavorable foreign currency translation of $4.2 million affected results as compared to 2000.

Provision for Income Taxes
The effective income tax rate for the first nine months of 2001 was 33.5%, up from 33.0% in the first nine months of 2000.

Net Income and Earnings Per Share
Net income and earnings per share for the first nine months of 2001 were below last year’s comparable period despite increased revenues. This was primarily due to interest expense being significantly higher than the 2000 comparable period due to additional borrowings principally as a result of the SGB Group acquisition. Nonetheless, SGB Group was accretive to net income in the period.

Segment Analysis

Infrastructure Segment	Nine Months
	Ended September 30
			Amount	Percent
(Dollars are in millions)	2001	2000	Increase	Increase

Sales	$669.2	$478.4	$190.8	40%

Operating income	56.1	36.8	19.3	52

Segment net income	19.0	16.3	2.7	17

The significant increase in sales for the first nine months of 2001 for the Infrastructure Segment is due to the June 2000 acquisition of SGB Group. This increase was augmented by increased rentals in the existing domestic scaffolding services business and increased equipment sales and contracting of railway maintenance equipment. These increases were partially offset by a decrease in sales of industrial grating which reflected reduced manufacturing activity in the United States.

Operating income of the Infrastructure Segment for the first nine months of 2001 also increased significantly from the 2000 comparable period. This was primarily due to higher income from the rentals and sales of scaffolding and other access products due principally to the SGB Group acquisition. Improved income for railway track maintenance equipment sales also added to this increase.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The net income increase in 2001 is directly related to the operating increases noted above. The increase was negatively impacted by higher interest expense in 2001 resulting from the financing of the SGB Group acquisition.

Mill Services Segment	Nine Months
	Ended September 30
			Amount	Percent
(Dollars are in millions)	2001	2000	(Decrease)	(Decrease)

Sales	$552.6	$579.0	$(26.4)	(5)%

Operating income	61.6	69.7	(8.1)	(12)

Segment net income	36.8	43.1	(6.3)	(15)

The strong production volumes from the Company’s international mill services operations in 2001 partially offset the unfavorable effects of reduced steel mill production and its impact on capacity utilization at many mills in North America. This adversely affected the volume of services provided by the Company. Excluding the unfavorable effect of foreign currency translation, 2001 sales of the Mill Services Segment would have slightly increased over the 2000 comparable period and would have fully offset the effect of reduced domestic steel production.

Operating income for the first nine months of 2001 of the Mill Services Segment decreased principally due to lower income in United States and due to the effects of foreign currency translation. The downturn in domestic steel production indicated above also contributed to customer financial difficulties that resulted in an increase of $1.5 million in provisions for uncollectible accounts receivable during the 2001 period including amounts for customers in the United States who have filed for bankruptcy protection. Additionally, operating income was negatively impacted by $3.3 million of increased charges for reorganization, asset write-downs and facilities discontinuance.

Net income of the Mill Services Segment for 2001 was below the comparable period in 2000 due to the factors previously mentioned.

Gas and Fluid Control Segment	Nine Months
	Ended September 30
			Amount	Percent
(Dollars are in millions)	2001	2000	(Decrease)	(Decrease)

Sales	$367.5	$407.1	$(39.6)	(10)%

Operating income	19.9	35.1	(15.2)	(43)

Segment net income	11.8	20.6	(8.8)	(43)

In the first nine months of 2001, sales, operating income and net income of the Gas and Fluid Control Segment were below 2000’s comparable period due to soft manufacturing sector market conditions, primarily in the United States, affecting demand for most gas control and containment

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

equipment product lines. Higher income for heat exchangers reflected improvement in the gas exploration industry.

Services and Engineered Products Analysis

In addition to the segment reporting previously presented, the Company is a diversified industrial services and engineered products company. The Company is committed towards increasing its presence and strategic growth in services-related businesses. Sales and operating income for the first nine months of 2001 and 2000 are presented in the following table:

	Nine Months Ended		Nine Months Ended
(Dollars are in millions)	September 30, 2001		September 30, 2000

	Amount	Percent	Amount	Percent

Sales

Services	$988.6	62%	$819.0	56%

Engineered products	600.7	38	645.5	44

Total sales	$1,589.3	100%	$1,464.5	100%

Operating Income

Services	$100.3	73%	$85.4	60%

Engineered products	37.3	27	56.2	40

Total segment operating income	$137.6	100%	$141.6	100%

EBITDA*

Services	$208.1	77%	$175.4	69%

Engineered products	61.3	23	78.9	31

Total segment EBITDA	$269.4	100%	$254.3	100%

*	Earnings before interest, income taxes, minority interest, depreciation and amortization (EBITDA) is not a measure of performance under generally accepted accounting principles, however, the Company and the investment community consider it an important calculation.

For the first nine months of 2001, sales, operating income and EBITDA for services increased substantially from the first nine months of 2000. The increases reflect principally the SGB Group acquisition, as well as improvement in certain international markets served by the company and the favorable effects of cost reductions, process improvements and reorganization efforts.

For the first nine months of 2001, sales, operating income and EBITDA for engineered products decreased from the comparable period in 2000. The decreases result from the previously discussed economic slowdown in the United States.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Forward Looking Statements

The nature of the Company’s operations and the many countries in which it operates subject it to changing economic, competitive, regulatory, and technological conditions, risks, and uncertainties. In accordance with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary remarks regarding important factors which, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. These include statements about our management confidence and strategies for performance; expectations for new and existing products, technologies, and opportunities; and expectations for market segment and industry growth, sales, cash flows, and earnings.

These factors include, but are not limited to: (1) changes in the worldwide business environment in which the Company operates, including general economic conditions, particularly in the mill services, infrastructure and industrial gas markets; import, currency exchange rates, interest rates, and capital costs; (2) changes in governmental laws and regulations, including taxes; (3) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services, and technologies; (4) effects of unstable governments and business conditions in emerging economies; and (5) other risk factors listed from time to time in the Company’s SEC reports. The Company does not intend to update this information and disclaims any legal liability to the contrary.

New Financial Accounting Standards Issued

SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS 142)

In July 2001, the FASB issued SFAS 142, which eliminates the amortization of goodwill, requires annual impairment testing of goodwill and introduces the concept of indefinite life intangible assets. The Company will adopt SFAS 142 on January 1, 2002. SFAS 142 supercedes APB No. 17, "Intangible Assets". An initial impairment test must be performed in 2002. Any resulting impairment charge from this initial test will be reported as a change in accounting principle.

The Company recognized $12.1 million and $10.1 million of goodwill amortization expense for the nine months ended September 30, 2001 and 2000, respectively. These amounts are disclosed for informational purposes only and are not necessarily reflective of future reductions to amortization expense. The impact of adopting SFAS 142 has not yet been determined; however, the benefit of non-amortization of goodwill will be at least partially offset by anticipated increases in pension expenses and insurance costs in 2002 resulting from the current global economic environment.

Additional information on new financial accounting standards issued is included under Part I, Item 1., the section labeled “New Financial Accounting Standards Issued”.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to foreign currency risk in its international operations. The Company conducts business in 40 countries and approximately 48% and 40% of the Company’s net revenues for the nine months ended September 30, 2001, and 2000, respectively, were derived from the Company’s operations outside the United States. In the first nine months of 2001, the following significant translated value decreases in relation to the U.S. dollar impacted the Company:

Brazilian real	Declined 27%

South African rand	Declined 15%

euro	Declined 3%

British pound sterling	Declined 1%

These and other foreign currency exposures increase the risk of income statement, balance sheet and cash flow volatility.

To illustrate the effect of foreign currency exchange rate changes due to the strengthening of the U.S. dollar, in the first nine months of 2001, sales would have been approximately 2.3% or $33.1 million greater using the average exchange rates for the first nine months of 2000. The effect on income before interest, taxes, and minority interest would have been a $4.2 million increase. A similar comparison for the year 2000 shows that sales would have increased by approximately 1.7% if the average exchange rates for 1999 had remained the same in 2000.

The Company seeks to reduce exposures to foreign currency fluctuations through the use of forward exchange contracts. At September 30, 2001, these contracts had a notional value of $2.9 million and all mature within 2001. The Company does not hold or issue financial instruments for trading purposes, and it is the Company’s policy to prohibit the use of derivatives for speculative purposes.

The Company’s cash flows and earnings are subject to changes in interest rates. Total debt of $828.1 million as of September 30, 2001 was approximately 56.1% at fixed rates of interest. The weighted average interest rate of total debt was approximately 5.6%. At current debt levels a one-percentage increase/decrease in interest rates would increase/decrease interest expense by approximately $3.6 million per year.

An economic slowdown in the United States that began in the second half of 2000 continued to adversely affect results in the first nine months of 2001. This resulted in reduced demand for the Company’s manufactured products and mill services in North America. Certain steel producers, including certain Company customers, have been forced to file for bankruptcy protection. There is a risk that the Company’s future results of operations or financial condition could be adversely affected if the United States steel industry and manufacturing sector problems continue. This risk is somewhat mitigated since approximately 80% of the Company’s mill services sales are generated outside the United States. The future financial impact on the Company associated with these risks cannot be estimated.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information on legal proceedings is included under Part I, Item 1., the section labeled “Commitments and Contingencies.”

ITEM 5. OTHER INFORMATION

DIVIDEND INFORMATION

On September 25, 2001, the Company’s Board of Directors declared a quarterly cash dividend of 24 cents per share, payable November 15, 2001, to shareholders of record on October 15, 2001.

NEW DIRECTOR NAMED

Ian Strachan has been elected to the Company’s Board of Directors effective November 1, 2001.

Mr. Strachan served as Chief Executive Officer of BTR, plc where he directed a major restructuring that transformed the company from a diversified industrial conglomerate into a focused engineering group. Following the merger of BTR and Siebe, he became Deputy Chairman of the combined company, known as Invensys plc. He previously served with Rio Tinto plc (formerly RTZ plc) as Chief Financial Officer and later as Deputy Chief Executive Officer responsible for the company’s industrial minerals and industrial businesses, and was Chief Financial Officer for Johnson and Higgins, now part of Marsh & McLennan Companies, Inc. Mr. Strachan began his executive career with Exxon Corporation, becoming Chairman and Chief Executive Officer of the Esso Group of Companies in Hong Kong and China and later, Executive Assistant to the Chairman and Manager, Corporate Strategy at Exxon’s New York offices.

Mr. Strachan holds an MA in History from Cambridge University, an MPA (Master in Public Affairs) from Princeton University, and was a Teaching Fellow at Harvard University. He serves on the boards of Reuters Group PLC, Transocean Sedco Forex Inc., and Instinet Group Incorporated, and as an adviser to Balli Group plc, a global steel distribution and trading company in the United Kingdom.

Mr. Strachan’s election increases the number of Harsco directors to nine, eight of whom are outside directors.

ITEM 6(a). EXHIBITS

Listing of Exhibits filed with Form 10-Q:

Exhibit
Number	Data Required	Location

10(a)	364 — Day Credit Agreement	Exhibit

10(b)	Director Indemnity Agreement — Ian Strachan	Exhibit volume, 1989 10-K Uniform agreement, same as shown for J.J. Burdge

ITEM 6(b). REPORTS ON FORM 8-K

There were no reports filed on Form 8-K during the third quarter ending September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARSCO CORPORATION

(Registrant)

DATE	November 8, 2001	/S/ Salvatore D. Fazzolari

Salvatore D. Fazzolari Senior Vice President, Chief Financial Officer and Treasurer

DATE	November 8, 2001	/S/ Stephen J. Schnoor

Stephen J. Schnoor Vice President and Controller