Form 10-K405
period 2001-12-31
HARSCO CORP
filed 2002-03-21
CIK 45876

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-3970

Harsco Corporation

(Exact name of registrant as specified in its charter)

Delaware	23-1483991
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

Camp Hill, Pennsylvania (Address of principal executive offices)	17001-8888 (Zip Code)

Registrant’s telephone number, including area code

717-763-7064

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, par value $1.25 per share	New York Stock Exchange Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

      The aggregate market value of the Company’s voting stock held by non-affiliates of the Company as of February 28, 2002 was $1,486,970,852.

      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at February 28, 2002

Common stock, par value $1.25 per share	40,058,482
Preferred stock purchase rights	40,058,482

Documents Incorporated by Reference

      Selected portions of the Notice of 2002 Meeting and Proxy Statement are Incorporated by Reference in Part III of this Report.

      The Exhibit index (Item No. 14) located on pages 56 to 59 incorporates several documents by reference as indicated therein.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES

PART I

Item 1.     Business

(a) Description of Business

      Harsco Corporation (“the Company”) is a diversified, multinational provider of market leading industrial services and engineered products. The Company’s operations fall into three operating segments: Infrastructure, Mill Services, and Gas and Fluid Control. The Company has over 400 locations in 40 countries, including the United States. The principal lines of business are: scaffolding, forming, and shoring and other access services to the worldwide industrial maintenance, civil engineering, and non-residential construction markets; outsourced, on-site mill services that are provided to steel and non-ferrous metal producers in over 30 countries; railway track maintenance services and equipment that are provided to railroad customers worldwide, gas control and containment products for customers worldwide; and several other lines of business including, but not limited to, industrial grating products, industrial pipe fittings, industrial abrasives and roofing granules.

      The Company reports segment information using the “management approach”. The management approach is based on the way management organizes the segments within the enterprise for making operating decisions and assessing performance. The Company’s reportable segments are identified based upon differences in products, services, and markets served.

      In 2001, 2000, and 1999, the United States contributed sales of $1.1 billion, $1.2 billion, and $1.1 billion equal to 52%, 58%, and 64% of total sales, respectively. In 2001, 2000, and 1999 the United Kingdom contributed sales of $389.0 million, $286.5 million, and $156.6 million equal to 18%, 14%, and 9% of total sales, respectively. The operations of the Company in any one country, except the United States, did not account for more than 10% of sales in 1999. No single customer represented 10% or more of the Company’s sales during 2001, 2000, and 1999. There are no significant intersegment sales.

(b) Financial Information about Industry Segments

      Financial information concerning industry segments is included in Note 14, Information by Segment and Geographic Area, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data”.

(c) Narrative Description of Business

      (1) A narrative description of the businesses by operating segment is as follows:

     Infrastructure

      Major product classes in this segment are access services and equipment, railway track maintenance services and equipment, and industrial grating.

      The Company’s access services and equipment businesses serve the non-residential construction, civil engineering, and industrial maintenance markets throughout the world with a full range of scaffolding, powered access equipment, concrete forming, shoring equipment, and other construction-related services and products that are principally rented to customers. Along with steel and aluminum support systems, the Company also provides design engineering services, on-site installation, and equipment management services.

      The Company’s railway track maintenance services provide high technology comprehensive track maintenance and new track construction support to railroad customers worldwide. The railway track maintenance equipment product class includes specialized track maintenance equipment used by private and government-owned railroads and urban transit systems worldwide. The equipment manufactured by the Company includes a comprehensive range of specially-designed systems used in the construction and maintenance of track and railbeds.

      The Company manufactures a varied line of industrial grating products at several plants in North America. The Company produces a full range of riveted, pressure-locked and welded grating in steel, aluminum and fiberglass, used mainly in industrial flooring, safety, and security applications for power, paper, chemical, refining and processing applications.

      This segment also includes the production of commercial and industrial boilers and hot water heaters; and blenders, dryers and mixers for the chemical and food processing industries.

      For 2001, the Infrastructure Segment’s percentage of consolidated net sales was 42%.

     Mill Services

      This segment includes Heckett MultiServ, the world’s largest provider of outsourced, on-site mill services to the international steel and metals industries. Heckett MultiServ’s experience, financial resources, and broad geographic coverage are important qualities to leading metals producers, who increasingly look to Heckett MultiServ’s specialized services and technologies to enhance their productivity, product quality, environmental compliance and commercial competitiveness.

      Heckett MultiServ provides its services on a long-term contract basis, supporting each stage of the metal-making process from initial raw material handling to post-production by-product processing and on-site recycling. Working exclusively as a specialized, high-value-added services provider, Heckett MultiServ does not trade steel or scrap, or take ownership of its customers’ raw materials or finished products. The Company’s multi-year contracts, with estimated future revenues of $3.0 billion at December 31, 2001, provide the Company with a substantial financial base of long-term revenues. Over 50% of these revenues are expected to be recognized by December 31, 2004. The remaining revenues are expected to be recognized principally between January 1, 2005 and December 31, 2010. Heckett MultiServ’s geographic reach to more than 160 mills in over 30 countries, and its increasing range of services, enhance the Company’s financial and operating balance.

      The Company’s flame and on-site recycling technologies along with computerized scrap handling are several examples of the specialized services the Company provides. These highly specialized services and technologies include: scarfing, ferrocut, carbofer, briquetting and scrap management. The Company provides in-plant transportation and other specialized services, including slab management systems, general plant services, and other recycling technology. Other services provided include on-site metal reclamation; slag processing, marketing and utilization; raw material management and handling; by-product recovery and recycling; and finished product handling and transport. Highly specialized recovery and cleaning equipment, installed and operated on the property of steel producers, together with standard material handling equipment, are employed to reclaim metal and handle material. The customer uses this reclaimed metal as a raw material in its steel production process. The nonmetallic residual slag is graded into various sizes at on-site Company-owned processing facilities and then sold commercially. It is used as an aggregate material in asphalt paving applications, railroad ballast and building blocks. Similar services are also provided to non-ferrous metal industries, such as aluminum, copper, and nickel.

      This segment also provides roofing granules and industrial abrasives, which are produced from utility coal slag and natural rock materials at a number of locations throughout the United States. The Company’s Black Beauty™ abrasives are used for industrial surface preparation, such as rust removal and cleaning of bridges, ship hulls, and various structures. Roofing granules are sold to residential roofing shingle manufacturers, primarily for the replacement market.

      For 2001, the Mill Services Segment’s percentage of consolidated net sales was 35%.

     Gas and Fluid Control

      The segment’s manufacturing and service facilities in the United States, Europe, Australia, Malaysia, and China comprise an integrated manufacturing network for gas containment and control products. This global operating presence and product breadth provide economies of scale and multiple code production capability, enabling the operating group to serve as a single source to the world’s leading industrial gas producers and distributors, as well as regional and local customers on a worldwide basis.

      Gas containment products include cryogenic gas storage tanks, high pressure and acetylene cylinders, propane tanks and composite vessels for industrial and commercial gases and other products. Gas control products include valves and regulators serving a variety of markets, including the industrial gas, commercial refrigeration, life support, and outdoor recreation industries.

      The segment also provides custom-designed and manufactured air-cooled heat exchangers for the natural gas industry, and is a major supplier of industrial pipe fittings and related products for the plumbing, hardware and energy industries.

      For 2001, the Gas and Fluid Control Segment’s percentage of consolidated net sales was 23%.

(1)(i)	The products and services of Harsco include a number of classes. The product classes that contributed 10% or more as a percentage of consolidated net sales in any of the last three fiscal years are set forth in the following table:

	2001	2000	1999

Mill Services	32%	35%	39%
Access Services and Equipment	28%	21%	10%
Gas Control and Containment Equipment	23%	27%	24%

(1)(ii)	New products and services are added from time to time; however, in 2001 none required the investment of a material amount of the Company’s assets.

(1)(iii)	The manufacturing requirements of the Company’s operations are such that no unusual sources of supply for raw materials are required. The raw materials used by the Company include principally steel and, to a lesser extent, aluminum which are usually readily available.

(1)(iv)	While the Company has a number of trademarks, patents and patent applications, it does not consider that any material part of its business is dependent upon them.

(1)(v)	The Company furnishes building products and materials and certain industrial services that are seasonal in nature. In 2001, such operations accounted for 6.5% of total sales.

(1)(vi)	The practices of the Company relating to working capital are similar to those practices of other service providers or manufacturers servicing mainly industrial and commercial markets.

(1)(vii)	No material part of the business of the Company is dependent upon a single customer or a few customers, the loss of any one of which would have a material adverse effect upon the Company.

(1)(viii)	Backlog of orders was $215.9 million and $258.9 million as of December 31, 2001 and 2000, respectively. It is expected that approximately 20% of the total backlog at December 31, 2001, will not be filled during 2002. There is no significant seasonal aspect to the Company’s backlog. Backlog for scaffolding, shoring and forming services, and for roofing granules and slag abrasives is not included in the total backlog, because it is generally not quantifiable due to the nature of the products and services provided. Contracts for the Mill Services Segment are also excluded from the total backlog. These contracts have estimated future revenues of $3.0 billion at December 31, 2001.

(1)(ix)	At December 31, 2001, the Company had no material contracts that were subject to renegotiation of profits or termination at the election of the U.S. Government.

(1)(x)	The various businesses in which the Company operates are highly competitive and the Company encounters active competition in all of its activities from both larger and smaller companies who produce the same or similar products or services or who produce different products appropriate for the same uses.

(1)(xi)	The expense for product development activities was $4.0 million, $5.7 million, and $7.8 million in 2001, 2000, and 1999, respectively.

(1)(xii)	The Company has become subject, as have others, to stringent air and water quality control legislation. In general, the Company has not experienced substantial difficulty in complying with these environmental regulations in the past and does not anticipate making any material capital expenditures for environmental control facilities. While the Company expects that environmental regulations may expand, and its expenditures for air and water quality control will continue, it cannot predict the effect on its business of such expanded regulations. For additional information regarding environmental matters see Note 10, Commitments and Contingencies, to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data”.

(1)(xiii)	As of December 31, 2001, the Company had approximately 18,700 employees.

(d)	Financial Information about Foreign and Domestic Operations and Export Sales

      Financial information concerning foreign and domestic operations is included in Note 14, Information by Segment and Geographic Area, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data”. Export sales totaled $84.3 million and $104.6 million in 2001 and 2000, respectively.

Item 2.     Properties

      Information as to the principal plants owned and operated by the Company is summarized in the following table:

	Floor Space
Location	(Sq. Ft.)	Principal Products

Infrastructure
Ludington, Michigan	159,000	Railroad Equipment
Fairmont, Minnesota	312,000	Railroad Equipment
West Columbia, South Carolina	224,000	Railroad Equipment
Brendale, Australia	20,000	Railroad Equipment
Nashville, Tennessee	246,000	Grating
Leeds, Alabama	51,000	Grating
Channelview, Texas	86,000	Grating
Queretaro, Mexico	63,000	Grating
Marion, Ohio	135,000	Access Equipment Maintenance
Dosthill, England	468,000	Forms
East Stroudsburg, Pennsylvania	161,000	Process Equipment
Mill Services
Moundsville, West Virginia	12,000	Roofing Granules/Abrasives
Drakesboro, Kentucky	41,000	Roofing Granules
Gary, Indiana	19,000	Roofing Granules/Abrasives
Gas and Fluid Control
West Jefferson, Ohio	187,000	Pipe Fittings
Crowley, Louisiana	260,000	Pipe Fittings
Vanastra, Ontario, Canada	60,000	Pipe Fittings
Port of Catoosa, Oklahoma	135,000	Heat Exchangers
Sapulpa, Oklahoma	79,000	Heat Exchangers
Lockport, New York	104,000	Valves
Niagara Falls, New York	66,000	Valves
Washington, Pennsylvania	112,000	Valves
Jesup, Georgia	87,000	Propane Tanks
Jesup, Georgia	65,000	Propane Tanks
Jesup, Georgia	63,000	Cryogenic Storage Vessels
Bloomfield, Iowa	48,000	Propane Tanks
West Jordan, Utah	36,000	Propane Tanks
Fremont, Ohio	69,000	Propane Tanks
Pomona, California	56,000	Composite Pressure Vessels
Harrisburg, Pennsylvania	245,000	Gas Cylinders
Huntsville, Alabama	220,000	Acetylene Tanks
Theodore, Alabama	305,000	Cryogenic Storage Vessels
Husum, Germany	61,000	Cryogenic Storage Vessels
Shah Alam, Malaysia	34,000	Cryogenic Storage Vessels
Shah Alam, Malaysia	29,000	Cryogenic Storage Vessels
Kosice, Slovakia	125,000	Cryogenic Storage Vessels
Beijing, China	134,000	Cryogenic Storage Vessels

      The Company also operates the following plants which are leased:

			Expiration
	Floor Space		Date of
Location	(Sq. Ft.)	Principal Products	Lease

Infrastructure
Eastwood, England	21,000	Railroad Equipment	10/31/13
Danbury, Connecticut	16,000	Railroad Equipment	11/30/03
Maldon, England	348,000	Aluminum Access Products	09/28/17
DeLimiet, Netherlands	42,000	Powered Access Equipment	12/31/04
Marlboro, New Jersey	30,000	Grating	03/31/06
Tulsa, Oklahoma	20,000	Grating	01/31/11
Gas and Fluid Control
Cleveland, Ohio	50,000	Brass Castings	09/30/05

      The Company operates from a number of other plants, branches, warehouses and offices in addition to the above. The Company has over 160 locations related to mill services in over 30 countries; however since these facilities are on the property of the steel mill being serviced they are not listed. The Company considers all of its properties at which operations are currently performed, to be in satisfactory condition.

Item 3.     Legal Proceedings

      Information regarding legal proceedings is included in Note 10, Commitments and Contingencies, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data”.

Item 4.     Submission of Matters to a Vote of Security Holders

      There were no matters that were submitted during the fourth quarter of the year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters

      Harsco common stock is traded on the New York, Pacific, Boston, and Philadelphia Stock Exchanges under the symbol HSC. At the end of 2001, there were 39,984,849 shares outstanding. In 2001, the stock traded in a range of $23.60 – $36.00 and closed at $34.30 at year-end. At December 31, 2001 there were approximately 18,000 shareholders. For additional information regarding Harsco common stock market price and dividends declared, see the Common Stock Price and Dividend Information under Part II, Item 8, “Financial Statements and Supplementary Data”.

Item 6.	Selected Financial Data

Five-Year Statistical Summary

(In thousands, except per share information)	2001	2000(a)	1999	1998	1997

Income Statement Information
Net sales(b)	$2,107,111	$2,003,387	$1,749,888	$1,765,546	$1,659,729
Income from continuing operations before interest, income taxes, and minority interest	161,763	192,708	169,736	191,901	179,888
Income from continuing operations	71,725	96,803	90,713	107,513	100,400
Income from discontinued defense business	—	—	—	—	28,424 (c)
Gain on disposal of discontinued defense business	—	—	—	—	150,008
Net income	71,725	96,803	90,713	107,513	278,832

Financial Position and Cash Flow Information
Working capital	$241,393	$190,236	$182,439	$112,619	$341,160
Total assets	2,090,766	2,180,948	1,659,823	1,623,581	1,477,188
Long-term debt	720,197	774,450	418,504	309,131	198,898
Total debt	761,968	836,745	455,111	363,738	225,375
Depreciation and amortization	176,531	159,099	135,853	131,381	116,539
Capital expenditures	156,073	180,048	175,248	159,816	143,444
Cash provided by operating activities	240,601	259,448	213,953	189,260	148,541
Cash provided (used) by investing activities	(125,213)	(459,052)	(194,674)	(233,490)	196,545
Cash provided (used) by financing activities	(99,190)	210,746	(8,928)	(134,324)	(167,249)

Ratios
Return on net sales(1)	3.4%	4.8%	5.2%	6.1%	6.0%
Return on average equity(2)	10.6%	14.7%	13.9%	14.3%	15.1%
Return on average assets(3)	7.8%	10.0%	10.7%	12.9%	14.3%
Current ratio	1.5:1	1.4:1	1.4:1	1.2:1	1.9:1
Total debt to total capital(4)	52.6%	55.4%	41.2%	34.7%	22.4%

Per Share Information(d)
Basic
— Income from continuing operations	$1.80	$2.42	$2.22	$2.36	$2.06
— Income from discontinued defense business	—	—	—	—	.58	(c)
— Gain on disposal of discontinued defense business	—	—	—	—	3.08
— Net income	1.80	2.42	2.22	2.36	5.72

Diluted
— Income from continuing operations	1.79	2.42	2.21	2.34	2.04
— Income from discontinued defense business	—	—	—	—	.58	(c)
— Gain on disposal of discontinued defense business	—	—	—	—	3.05
— Net income	1.79	2.42	2.21	2.34	5.67
Book value	17.16	16.94	16.22	16.22	16.64
Cash dividends declared	.97	.945	.91	.885	.82

Other Information
Diluted average number of shares outstanding(d)	40,066	40,022	41,017	45,911	49,192
Number of employees	18,700	19,700	15,700	15,300	14,600
Backlog(e)	$215,877	$258,858	$231,557	$188,594	$225,575

(a)	Includes SGB Group Plc since date of acquisition (June 16, 2000).

(b)	In order to comply with EITF Issue No. 00-10, all shipping and handling costs have been classified as cost of services sold or as cost of products sold rather than as reductions of sales. Sales for 1999, 1998 and 1997 have been reclassified to reflect this change.

(c)	Includes income through August 1997 (the measurement date) from the discontinued defense business.

(d)	Reflects two-for-one stock split to shareholders of record January 15, 1997.

(e)	Excludes the estimated amount of long-term mill service contracts, which had estimated future revenues of $3.0 billion at December 31, 2001.

(1)	“Return on net sales” is calculated by dividing income from continuing operations by net sales.

(2)	“Return on average equity” is calculated by dividing income from continuing operations by quarterly weighted average equity.

(3)	“Return on average assets” is calculated by dividing income from continuing operations before interest expense, income taxes, and minority interest by quarterly weighted average assets.

(4)	“Total debt to total capital” is calculated by dividing the sum of debt (short-term borrowings and long-term debt including current maturities) by the sum of equity and debt.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the consolidated financial statements provided under Part II, Item 8 of this Annual Report on Form 10-K. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

Forward-Looking Statements

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

      These factors include, but are not limited to: (1) changes in the worldwide business environment in which the Company operates, including general economic conditions, particularly in the mill services, infrastructure and industrial gas markets; (2) changes in import, currency exchange rates, interest rates, and capital costs; (3) changes in governmental laws and regulations, including taxes; (4) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services, and technologies; (5) effects of unstable governments and business conditions in emerging economies; and (6) other risk factors listed from time to time in the Company’s SEC reports. The Company does not intend to update this information and disclaims any legal liability to the contrary.

Critical Accounting Policies

      The Company’s discussion and analysis of its financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, asset valuations, insurance accruals, income taxes, pensions and other post-retirement benefits, and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. These items should be read in conjunction with Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data.”

•	Allowances for doubtful accounts are maintained for estimated losses resulting from the inability of customers to make required payments. The Company believes that the allowance is sufficient to properly state accounts receivable at their net realizable value. However, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Conversely, an improvement in a customer’s ability to make payments could result in a decrease of the allowance. Changes in the allowance related to both of these situations would be recorded through income in the period the change was determined.

•	Inventory is adjusted for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

•	Long-lived assets are reviewed for impairment when events and circumstances indicate that the book value of an asset may be impaired. Impairment loss estimates are based upon the difference between the book value and the fair value of the asset. The fair value is based upon the Company’s estimate of how much the assets could be bought or sold for in a current transaction between willing parties. Should circumstances change that affect these estimates, additional impairment charges may be required and would be recorded through income in the period the change was determined.

•	The Company retains a significant portion of the risk for workers’ compensation, automobile, general, and product liability losses. In consultation with outside professionals, reserves have been recorded which reflect the undiscounted estimated liabilities including claims incurred but not reported. If actual claims differ from those projected by management, changes (either increases or decreases) to insurance reserves may be required and would be recorded through income in the period the change was determined.

•	A valuation allowance is recorded to reduce deferred tax assets. This valuation allowance is principally for international tax loss carryforwards and separate basket foreign tax credits which are uncertain as to realizability. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. See Note 9, Income Taxes, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data,” for additional disclosures related to these items.

•	Pension and post-retirement benefits are determined based upon consultation with outside actuarial professionals. Pension and benefit expenses, prepaid benefit costs and accrued benefit liabilities are recorded based on these consultations. These estimates are based upon key assumptions related to employee life expectancy, return on plan assets, compensation increases, and expected increases in health care costs. Should circumstances change that affect these estimates, changes (either increases or decreases) to the liabilities may be required and would be recorded through income in the period the change was determined. See Note 8, Employee Benefit Plans, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data,” for additional disclosures related to these items.

•	Reserves for contingencies are recorded on the balance sheet when an event is determined to be both probable and can be reasonably estimated. Additionally, the Company includes in Note 10, Commitments and Contingencies, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data,” disclosures of contingencies that are reasonably possible. The Company believes that recorded reserves are sufficient to cover known contingencies that meet these two requirements. However, should circumstances change, adjustments (either increases or decreases) to reserves may be required and would be recorded through income in the period the change was determined.

Liquidity and Capital Resources

	December 31	December 31	Increase
(Dollars are in millions)	2001	2000	(Decrease)

Current Assets	$716.1	$726.4	$(10.3)
Current Liabilities	474.7	536.2	(61.5)

Working Capital	$241.4	$190.2	$51.2
Current Ratio	1.5:1	1.4:1

Notes Payable and Current Maturities	$41.8	$62.3	$(20.5)
Long-term Debt	720.2	774.4	(54.2)

Total Debt	762.0	836.7	(74.7)
Total Equity	686.2	674.2	12.0

Total Capital	$1,448.2	$1,510.9	$(62.7)
Total Debt to Total Capital	52.6%	55.4%	(2.8%)

      A $74.7 million decrease in total debt was achieved in 2001 with $66.1 million occurring in the fourth quarter. Debt reduction remains a principal strategic objective for 2002. The Company’s strategies for debt reduction include the sale of underperforming assets and reductions in working capital and capital spending. Cash generated from the sale of assets was $35.7 million and $22.5 million in 2001 and 2000, respectively. The Company has established targets of $50 million in asset sales and $100 million in debt reduction for 2002.

      The change in the Company’s working capital during 2001 is due principally to a $20.5 million decrease in short-term borrowings and current maturities of long-term debt, a decrease in accounts payable of $22.7 million, and an increase in cash of $11.0 million. The accounts payable decrease is due partially to the Company’s exit from S3Networks. The Company had previously been obligated to invest an additional $10.0 million in S3Networks, which was cancelled as part of the divestiture. Additional decreases in accounts payable are due to the timing of payments to vendors and decreased purchase activity at the end of 2001 as compared with 2000. The increase in cash relates principally to the timing of cash collections at the end of 2001 as compared with 2000.

      The Company has made progress in its continuous strategic focus on the reduction of inventory levels. The Company lowered inventories by $15.3 million during 2001.

      The Company’s debt as a percent of total capital decreased principally as a result of the Company’s debt reduction program and resulting $74.7 million decrease in total debt. This decrease was partially offset by a $22.4 million decrease in equity from foreign currency translation adjustments. These adjustments are principally due to a 5% decrease in the translated value of the British pound sterling, a 3% decrease in the euro, a 27% decrease in the Brazilian real, and a 23% decrease in the South African rand, from December 31, 2000 to December 31, 2001.

Cash Utilization:	For the Year Ended December 31

(In millions)	2001	2000	1999	1998	1997

Strategic Acquisitions	$4.9	$302.5	$48.9	$158.3	$8.5
Share Repurchases	0.2	7.9	71.9	169.3	113.2
Cash Dividends	38.3	37.6	37.0	40.3	39.1
Capital Investments	156.1	180.0	175.2	159.8	143.4

Total	$199.5	$528.0	$333.0	$527.7	$304.2

      The Company’s history of strategic acquisitions, share repurchases, when appropriate, and cash dividends, paid at the same or increased rates for the 207th consecutive quarter in February 2002, demonstrate the Company’s continued commitment to creating value through strategic investments and return of capital to shareholders. During 2001, capital investments were reduced by $23.9 million compared to 2000. This is a result of more selective investing for strategic purposes that will increase Economic Value Added (EVA®).

Financial Statistics for the Year Ended December 31

	2001	2000

Harsco stock price high-low	$36.00 – $23.60	$31.63 – $17.69
Return on average equity	10.6%	14.7%
Return on average assets	7.8%	10.0%
Return on average capital	7.2%	9.6%

      The Company’s lower return on average equity was due principally to decreased income in 2001 compared with 2000. Lower returns on average assets and capital were due to the combination of lower income and the increased average assets and capital related to the SGB Group acquired in June 2000. The Company’s book value per share increased to $17.16 per share at December 31, 2001 from $16.94 at December 31, 2000 due principally to an increase in retained earnings partially offset by negative foreign currency translation adjustments. These adjustments are recorded as part of other comprehensive expense.

      In 2001, the Company successfully implemented the Stern Stewart Economic Value Added (EVA®) program for financial measurement, decision making and incentive compensation. The Company’s management expects the EVA® program to improve the return on invested capital.

(In millions)	2001	2000	1999

Net Cash Provided by Operations	$240.6	$259.4	$214.0

      Cash provided by operations in 2001 was $240.6 million, down $18.8 million from the record $259.4 million in 2000. The decrease in cash provided by operations is due principally to the timing of receipts and payments for accounts receivable and accounts payable of $5.5 million and $21.9 million, respectively. Also affecting cash provided by operations was a decrease in net income of $25.1 million. Partially offsetting these unfavorable variances was an $18.0 million increase in depreciation expense, $10.9 million provided by a favorable change in inventories and a $10.7 million decrease in the use of cash paid related to the discontinued defense business.

Contractual Obligations and Commercial Commitments

      The following summarizes the Company’s expected future payments related to contractual obligations at December 31, 2001.

     Contractual Obligations

		Payments Due by Period

		Less than	1-3	4-5
December 31 (In millions)	Total	1 year	years	years	After 5 years

Short-term Debt	$29.3	$29.3	$—	$—	$—
Long-term Debt (including current maturities)	732.7	12.5	167.7	243.0	309.5
Operating Leases	136.5	35.6	58.6	18.1	24.2
Purchase Obligations	81.7	61.1	18.2	2.4	—
Foreign Currency Forward Exchange Contracts	1.8	1.8	—	—	—
Other Long-term Obligations	1.2	0.6	0.6	—	—

Total Contractual Cash Obligations	$983.2	$140.9	$245.1	$263.5	$333.7

      See Note 6, Debt and Credit Agreements, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data” for additional disclosures on short-term and long-term debt. See Note 7, Leases, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data” for additional disclosures on operating leases. Other contractual cash obligations are not deemed to have a material impact on the Company and are not discussed in further detail.

Other Commercial Commitments

      The following summarizes the Company’s contingent obligations at December 31, 2001. These amounts are not included in the Company’s Consolidated Balance Sheet since there are no current circumstances known to management indicating the Company will be required to make payments on these contingent obligations.

		Amount of Commitment Expiration Per Period

	Total Amounts	Less Than	1-3	4-5	Over 5	Indefinite
December 31 (In millions)	Committed	1 Year	Years	Years	Years	Expiration

Standby Letters of Credit	$39.5	$36.6	$2.9	$—	$—	$—
Guarantees	19.4	3.5	—	—	0.8	15.1
Performance Bonds	125.4	96.7	3.1	2.8	—	22.8
Other Commercial Commitments	8.5	—	—	—	8.5	—

Total Commercial Commitments	$192.8	$136.8	$6.0	$2.8	$9.3	$37.9

      Performance bonds include an $80 million security bond related to the Federal Excise Tax litigation discussed in Note 10, Commitments and Contingencies, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data.” Certain guarantees and performance bonds are of a continuous nature and do not have a definite expiration.

Credit and Equity Financing Facilities

      The Company has a U.S. commercial paper borrowing program under which it can issue up to $350 million of short-term notes in the U.S. commercial paper market. In addition, the Company has a three billion Belgian franc commercial paper program equivalent to approximately U.S. $66.3 million at December 31, 2001 which is used to fund the Company’s international operations. In June 2001, the Company supplemented its Belgian franc commercial paper program by adding a 250 million euro program, equivalent to approximately U.S. $222.9 million at December 31, 2001. The Company limits the aggregate commercial paper and syndicated credit facility and bilateral facility borrowings at any one time to a maximum of $450 million. Commercial paper interest rates, which are based on market conditions, have been lower than comparable rates available under the credit facility. At December 31, 2001 and 2000, the Company had $161.8 million and $216.8 million of U.S. commercial paper outstanding, respectively, and $60.1 million and $52.0 million outstanding, respectively, under its European-based commercial paper programs. Commercial paper is classified as long-term debt at December 31, 2001 and 2000, because the Company has the ability and intent to refinance it on a long-term basis through existing long-term credit facilities.

      The Company has a revolving credit facility in the amount of $350 million through a syndicate of 13 banks. This facility serves as back-up to the Company’s commercial paper programs. The facility is in two parts. One part amounts to $131,250,000 and is a 364-day credit agreement that permits borrowings outstanding at expiration (September 27, 2002) to be repaid no later than September 27, 2003. The second part is for $218,750,000 and is a 5-year credit agreement that expires on September 29, 2005 at which time all borrowings are due. The first part of the facility was renegotiated in September of 2001 to extend the expiration date to the date noted above. Interest rates are either negotiated, based upon the U.S. federal funds interbank market, prime, or based upon the London Interbank Offered Rate (LIBOR) plus a margin. The Company pays a facility fee (.0825% per annum as of December 31, 2001) that varies based upon its credit ratings. At December 31, 2001 and 2000, there were no borrowings outstanding under either facility.

      In the first quarter of 2001, the Company executed two $50 million bilateral credit facility agreements with European-based banks. These agreements serve as back-up to the Company’s commercial paper programs and also help finance the Company’s European operations. Borrowings under these facilities, which expire in January 2002 and December 2002, are available in Eurocurrencies or U.S. dollars at interest rates based upon LIBOR plus a margin. Borrowings outstanding at expiration may be repaid over the succeeding 4 years. As of December 31, 2001 there was $11.3 million outstanding on these credit facilities. Subsequent to December 31, 2001 the facility expiring January 2002 was extended to January 2003.

      On October 27, 2000, the Company issued 200 million British pound sterling (U.S. $287.1 million) 7.25% notes due 2010. The annual interest payments commenced on October 27, 2001. The net proceeds of the issue were used to refinance certain bank debt that was used to fund the acquisition of SGB Group.

      The Company has on file with the Securities and Exchange Commission a Form S-3 shelf registration for the possible issuance of up to an additional $200 million of new debt securities, preferred stock, or common stock. The Company is not committed to issuing these securities.

      Short-term debt amounted to $29.3 million and $47.7 million at December 31, 2001 and 2000, respectively. The weighted average interest rate for short-term borrowings at December 31, 2001 and 2000 was 5.5% and 5.7%, respectively.

      The credit facility and certain notes payable agreements contain covenants requiring a minimum net worth of $475 million and a maximum debt to capital ratio of 60%. At December 31, 2001, the Company was in compliance with these covenants and does not know of any circumstances that would lead to non-compliance in the foreseeable future.

Credit Ratings and Outlook

      The Company’s outstanding long-term notes (both U.S. and International) are rated A- by Standard & Poor’s, A- by Fitch and A-3 by Moody’s. The Company’s U.S.-based commercial paper is rated A-2 by Standard & Poor’s, F-2 by Fitch and P-2 by Moody’s, and the Company’s London-based commercial paper program is rated A-2 by Standard & Poor’s and P-2 by Moody’s.

      The Company’s financial position and debt capacity should enable it to meet current and future requirements. As additional resources are needed, the Company should be able to obtain funds readily and at competitive costs. The Company is well-positioned to continue to reduce debt, invest strategically in high return projects, and to pay cash dividends as a means to enhance shareholder value. The Company intends to use future discretionary cash flows principally for debt reduction.

Uncertainties — Discontinued Defense Business

      Currently, the Company is involved in a claim with regards to Federal Excise Tax related to a 1986 contract for the sale of five-ton trucks to the United States Army. The Company believes that payment of this claim is not probable; however, it is possible that resolution of this claim could result in the Company being required to remit taxes, penalties, and interest payments to the Internal Revenue Service. If that should happen, the Company believes the payment will not have a material adverse effect on the Company’s financial position; however, it could have a material effect on quarterly or annual results of operations. If the cargo trucks are ultimately held to be taxable, as of December 31, 2001, the Company’s net maximum liability for this claim would be $5.8 million plus penalties and applicable interest currently estimated to be $12.4 million and $59.7 million, respectively. See Note 10, Commitments and Contingencies, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data” for additional disclosure on this uncertainty.

Results of Operations for 2001, 2000, and 1999

	2001	2000	1999

(Dollars are in millions, except per share)
Revenues	$2,108.5	$2,004.7	$1,751.0
Cost of services and products sold	1,594.5	1,528.9	1,362.7
Selling, general and administrative expenses	322.9	274.1	207.8
Other Expenses	23.5	1.3	6.0
Provision for income taxes	37.0	46.8	51.6
Net income	71.7	96.8	90.7
Diluted earnings per common share	1.79	2.42	2.21

     Comparative Analysis of Consolidated Results

     Revenues

          2001 vs. 2000

      Revenues for 2001 were up 5% from 2000 to a record level. This is attributable to the Company’s SGB Group scaffolding and access service business that was acquired in June 2000. This increase was augmented by increased rentals in the existing domestic scaffolding services business. Additionally abrasives and roofing granules sales increased. These increases were somewhat offset by decreases in railway maintenance equipment sales; most product lines of the Gas and Fluid Control Group; and the Mill Services Segment. Adjusting for the unfavorable effect of foreign currency translation, revenues would have increased 7%.

          2000 vs. 1999

      Revenues for 2000 were significantly above those recorded in 1999. Sales increased principally due to the addition of acquired companies, particularly SGB Group which was acquired in June 2000. The improvement also resulted from increased demand in mill services and non-residential construction markets in the United States. Sales decreased in the United States for railway track maintenance contract services and equipment (excluding acquisitions) as well as for products in the Gas and Fluid Control Segment. These decreases principally resulted from softening demand due to high energy costs and the unfavorable effects of an economic slowdown in the United States manufacturing sector that began in the fourth quarter of 2000. Excluding the unfavorable foreign currency translation effect of the strong U.S. dollar, particularly relative to the euro, revenues increased by more than 17%.

     Cost of Services and Products Sold

          2001 vs. 2000

      Cost of services and products sold increased, but at a lower rate than the increase in revenues. Approximately $127 million of the increase is due to the effect of acquired companies. Excluding the net effects of business acquisitions and dispositions, costs of services and products sold decreased approximately 4%.

          2000 vs. 1999

      Cost of services and products sold increased, but at a lower rate than the increase in revenues, despite a significant increase in energy costs. On a comparative basis, 2000 was unfavorably affected by higher product costs of $8 million due to cost inflation. This was offset by a one-time employee benefit plan change that reduced pre-tax costs by approximately $5.3 million, and by lower pension costs.

     Selling, General and Administrative Expenses

          2001 vs. 2000

      Selling, general and administrative expenses increased due to the costs related to acquired companies, principally SGB Group. On a comparative basis, 2001 was negatively impacted by a $9.3 million pre-tax increase in provisions for uncollectible accounts receivable, particularly in the Mill Services Segment where several customers in the steel industry have experienced financial difficulties including bankruptcies. The Company’s continuing cost reduction, process improvement and reorganization efforts helped contain overall selling, general and administrative expenses. Excluding the net effects of business acquisitions and dispositions and the above noted increase in provisions for uncollectible accounts receivable, selling, general and administrative expenses decreased approximately 3%.

          2000 vs. 1999

      Selling, general and administrative expenses increased due to the costs related to acquired companies. The Company’s continuing cost reduction, process improvement and reorganization efforts slowed the growth rate of these costs. Excluding the net effects of business acquisitions and dispositions, selling, general and administrative expenses decreased approximately 3%.

     Other Expenses

      This income statement classification principally includes impaired asset write-downs, employee termination benefit costs and costs to exit activities, offset by net gains on the disposal of non-core assets. During 2001 (principally the fourth quarter) the Company adopted plans to streamline operations that included the consolidation, closure and sale of certain operating locations, as well as the exit from several underperforming product lines. Management also initiated headcount reductions in both administrative and operating positions. Additionally, the Company recorded asset impairment charges related to Mill Services customers that filed for bankruptcy or shut down operations. These actions resulted in net other expenses of $23.5 million in 2001 compared to $1.3 million in 2000 and $6.0 million in 1999.

      For additional information, see Note 15, Other (Income) and Expenses, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data.”

     Provision for Income Taxes

          2001 vs. 2000

      The effective income tax rate for 2001 was 32.5% versus 31.5% for 2000. The increase in the income tax rate is due principally to higher effective income tax rates on domestic earnings.

          2000 vs. 1999

      The effective income tax rate for 2000 was 31.5% versus 35% for 1999. The reduction in the income tax rate is due principally to lower rates on international earnings.

     Net Income and Earnings Per Share

          2001 vs. 2000

      Net income of $71.7 million and diluted earnings per share of $1.79 were below 2000 due principally to increased provisions for uncollectible accounts receivable; increased other expenses; increased interest expense and a higher effective tax rate.

          2000 vs. 1999

      Net income of $96.8 million and diluted earnings per share of $2.42 were above 1999 due principally to the addition of acquired companies and a lower effective tax rate. This increase was negatively impacted by increased interest expense related to additional borrowings for the acquisitions of SGB Group and Pandrol Jackson.

     Segment Analysis

     Infrastructure Segment

(In millions)	2001	2000	1999

Sales	$887.0	$703.6	$432.5
Operating income	79.0	62.3	41.2
Segment net income	30.9	26.1	22.5

          2001 vs. 2000

      The increase in sales and operating income is primarily due to the June 2000 acquisition of SGB Group. This increase was augmented by increased rentals in the existing domestic scaffolding services business and increased contracting of railway maintenance equipment. These increases were partially offset by decreases in industrial grating sales and rail track maintenance equipment and repair parts sales. These decreases reflect the downturn in the United States manufacturing sectors that started in the fourth quarter of 2000 and resulted in a recessionary environment during 2001.

      The net income increase in 2001 is directly related to the operating increases noted above. The increase was negatively impacted by higher interest expense in 2001 resulting from the financing of the SGB Group acquisition.

          2000 vs. 1999

      The significant increase in sales and operating income of the Infrastructure Segment for 2000 is due to the acquisition of SGB in the second quarter of 2000 and Pandrol Jackson in the fourth quarter of 1999. The acquisitions resulted in increased sales of scaffolding, shoring, and forming services and railway track maintenance contracting services and equipment.

      Excluding acquisitions, the operating income of the Infrastructure Segment decreased by $7.7 million in 2000. The decrease reflects reduced demand for railway track maintenance contracting services and equipment. This was experienced particularly in the United States where the Company’s customers were confronted with a manufacturing sector economic slowdown beginning in the fourth quarter of 2000 as well as significantly higher energy costs. Railroad customers delayed the purchase of equipment and deferred their maintenance programs for most of the year. Additionally, a pre-tax non-recurring asset write-down of $3.0 million was incurred in the third quarter of 2000 for the railway track maintenance business. Despite higher sales, operating income for the grating product line decreased due to higher material costs. The decrease in the Segment’s operating income excluding acquisitions was partially offset by improved income for scaffolding services due to a continuing strong United States non-residential construction market.

      Net income of the Infrastructure Segment increased due to the conditions previously discussed.

     Mill Services Segment

(In millions)	2001	2000	1999

Sales	$731.0	$757.4	$737.8
Operating income	61.3	92.6	78.2
Segment net income	35.0	58.5	45.1

          2001 vs. 2000

      A combination of strong production volumes and new contracts from the Company’s international mill services operations in 2001 partially offset the unfavorable effects of reduced steel mill production and steel mill closures and its impact on capacity utilization at many mills in North America. This adversely affected the volume of services provided by the Company. Excluding the unfavorable effect of foreign currency translation, 2001 sales would have been $35.8 million higher and would have fully offset the effect of reduced domestic steel production.

      Operating income for 2001 decreased principally due to lower income in United States and due to the effects of foreign currency translation. The downturn in domestic steel production indicated above also contributed to customer financial difficulties that resulted in an increase of $4.3 million in provisions for uncollectible accounts receivable during the 2001 period for customers in the United States who have filed for bankruptcy protection or shut down operations. Internationally, there was an increase of $3.4 million in provisions for uncollectible accounts receivable during 2001. Additionally, operating income was negatively impacted by $18.9 million of increased charges for impaired asset write-downs and employee termination benefit costs.

      Net income for 2001 was below 2000 due to the factors previously mentioned.

          2000 vs. 1999

      Sales of the Mill Services Segment in 2000 were above 1999 despite the unfavorable effect of foreign exchange translation and the disposition of two non-core businesses. Excluding these factors and the effects of an acquisition, sales increased by 10% in 2000. However, by year-end 2000 an oversupply of steel in the United States and Canada, due principally to a high level of imports, unfavorably affected prices, production and the profitability of many steel mills; consequently the demand for mill services began to decline.

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

      Net income of the Mill Services Segment for 2000 was also significantly above 1999. The increase reflects the conditions previously discussed. Additionally, a lower effective income tax rate in 2000 favorably affected international earnings.

     Gas and Fluid Control Segment

	2001	2000	1999

(In millions)
Sales	$489.1	$542.4	$579.6
Operating income	19.6	41.1	47.5
Segment net income	10.4	23.9	27.0

          2001 vs. 2000

      During 2001, sales, operating income and net income were below 2000 due to a continued downturn in the United States manufacturing sector that started in the fourth quarter of 2000 and resulted in a recessionary environment during 2001. This has affected demand for most gas control and containment equipment product lines. These decreases were partially offset by higher sales and operating income for heat exchangers, reflecting improvement in the natural gas industry.

      The 2001 operating income reflects the impact of other expenses of $5.0 million relating primarily to employee termination benefit costs. This compares with $0.2 million and $2.9 million in other expenses for 2000 and 1999, respectively.

          2000 vs. 1999

      The decrease in 2000 sales of the Gas and Fluid Control Segment is due principally to reduced demand and to competitive pricing restraints for most product lines, as well as the disposition of three non-core businesses.

      The decreases in operating income and net income reflect the unfavorable effect of lower sales which more than offset net gains associated with the sale of non-core businesses. Additionally, higher manufacturing production costs contributed to the decrease in income.

     Services and Engineered Products Analysis

      The Company is a diversified services and engineered products company. Over the last several years management has transformed the Company into a global services company. Sales, operating income and EBITDA for 2001 and 2000 are presented in the following table:

(Dollars are in millions)	2001		2000		1999

	Amount	Percent	Amount	Percent	Amount	Percent

Sales
Services	$1,323.0	63%	$1,140.9	57%	$866.8	50%
Engineered products	784.1	37	862.5	43	883.1	50

Total sales	$2,107.1	100%	$2,003.4	100%	$1,749.9	100%

Operating Income
Services	$126.0	79%	$122.7	63%	$84.9	51%
Engineered products	33.9	21	73.3	37	82.0	49

Total segment operating income	$159.9	100%	$196.0	100%	$166.9	100%

EBITDA*
Services	$269.3	80%	$248.0	71%	$191.1	63%
Engineered products	65.9	20	103.3	29	110.3	37

Total segment EBITDA	$335.2	100%	$351.3	100%	$301.4	100%

*	Earnings before interest, income taxes, depreciation and amortization (EBITDA) is not a measure of performance under generally accepted accounting principles, however, the Company and the investment community consider it an important calculation.

     2001 vs. 2000

      Service sales, operating income and EBITDA in 2001 increased from 2000. The increases reflect principally the SGB Group acquisition, as well as improvement in certain international markets served by the Company and the favorable effects of cost reductions, process improvements and reorganization efforts.

      Engineered products sales, operating income and EBITDA in 2001 decreased significantly from 2000. The decreases result from the previously discussed recessionary manufacturing environment in the United States.

     2000 vs. 1999

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

     Research and Development

      The Company invested $4.0 million in internal research and development programs in 2001. Internal funding for the Infrastructure Segment amounted to $2.2 million, principally for railway track maintenance equipment and services. Expenditures for the Mill Services and Gas and Fluid Control Segments were $1.0 million and $0.8 million, respectively.

     Backlog

      As of December 31, 2001, the Company’s order backlog, exclusive of long-term mill services contracts, was $215.9 million compared with $258.9 million as of December 31, 2000, a 17% decrease. The Infrastructure Segment order backlog at December 31, 2001 was $156.3 million, a decrease of 14% from the December 31, 2000 backlog of $181.7 million. The decrease is principally due to a decrease in backlog for railway track maintenance services which was partially offset by an increase in orders for railway track maintenance equipment. Also, contributing to the Infrastructure Segment decrease was reduced demand for bridge decking. The bridge decking product line was sold in January 2002. Backlog for scaffolding, shoring and forming services of the Infrastructure Segment is excluded from the reported amounts. These amounts are generally not quantifiable due to the nature of the products and services provided.

      The Gas and Fluid Control Segment backlog at December 31, 2001 of $59.5 million was 23% below the December 31, 2000 backlog of $77.2 million. The decrease reflects reduced backlog for all product lines principally heat exchangers, high pressure gas cylinders and cryogenic equipment.

      Mill services contracts have an estimated future value of $3.0 billion at December 31, 2001, which is 14% below the $3.5 billion at December 31, 2000. The decrease is due in part to market conditions, including mill shutdowns principally in the United States. Additionally, the continuing appreciation of the U.S. dollar in relation to several local currencies of the Company’s international operations particularly South Africa, Australia and the United Kingdom contributed to the decrease. Over 50% of these revenues are expected to be recognized by December 31, 2004. The remaining revenues are expected to be recognized principally between January 1, 2005 and December 31, 2010.

     Dividend Action

      The Company paid four quarterly cash dividends of $.24 per share in 2001, for an annual rate of $.96. This is an increase of 2.1% from 2000. At the November 2001 meeting, the Board of Directors increased the dividend by 4.2% to an annual rate of $1.00 per share. The Board normally reviews the dividend rate periodically during the year and annually at its November meeting. There are no material restrictions on the payment of dividends.

      The Company is proud of its history of paying dividends. The Company has paid dividends each year since 1939. The February 2002 payment marked the 207th consecutive quarterly dividend paid at the same or at an increased rate. During the five-year period ended December 31, 2001, dividends paid were increased five times. In 2001, 53% of net earnings were paid out in dividends. The Company is philosophically committed to maintaining or increasing the dividend at a sustainable level.

     New Financial Accounting Standards Issued

     SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142)

      In July 2001, the FASB issued SFAS 142, which eliminates the amortization of goodwill, requires annual impairment testing of goodwill and introduces the concept of indefinite life intangible assets. SFAS 142 supersedes APB No. 17, “Intangible Assets”. The Company adopted SFAS 142 on January 1, 2002. An initial two-step impairment test of reporting units must be performed in 2002. Step 1 is a comparison of fair value to book value. If the fair value exceeds the book value, Step 2 of the test is not required as no impairment of goodwill exists. Step 2 requires the allocation of fair values to assets (including goodwill) and liabilities as if the reporting unit had just been purchased. If goodwill is determined to be impaired, a write-down to fair value would be required. Although the Company has not completed its initial testing for impairment, it does not expect to recognize an impairment loss related to adopting SFAS 142. However, if an impairment charge is necessary, it will be reported as a change in accounting principle. Additionally, the Company does not expect to reclassify any goodwill to an intangible asset or vice versa and no intangible assets are expected to be classified as indefinite-lived.

      The Company recognized $17.4 million and $18.0 million of pre-tax goodwill amortization expense for the years ended December 2001 and 2000, respectively. The effect of adoption of the new standard is estimated to reduce pre-tax amortization expense in 2002 by approximately $16.0 million or approximately $0.27 per share. This benefit of non-amortization of goodwill will be offset by anticipated increases in pension expenses and insurance costs in 2002 resulting from the current global economic environment.

      For additional information on new accounting standards issued (including SFAS 141, SFAS 143, and SFAS 144), see Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data.”

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

      The Company is exposed to foreign currency risk in its international operations. The Company conducts business in 40 countries and approximately 48%, 42% and 36% of the Company’s net revenues for the years ended December 31, 2001, 2000 and 1999, respectively, were derived from the Company’s operations outside the United States. In 2001, the values of the following currencies decreased in relation to the U.S. dollar and impacted the Company:

•	Brazilian real	Declined 27%
•	South African rand	Declined 23%
•	British pound sterling	Declined 5%
•	euro	Declined 3%

      These and other foreign currency exposures increase the risk of income statement, balance sheet and cash flow volatility which could result in a material impact to the Company’s financial position or results of operations in the future, if the currencies would continue to weaken in relation to the U.S. dollar.

      To illustrate the effect of foreign currency exchange rate changes due to the strengthening of the U.S. dollar, 2001 sales would have been approximately 1.9% or $40.7 million greater using the average exchange rates for the year 2000. A similar comparison for the year 2000 would have increased sales approximately 2.2% or $45 million if the average exchange rates for 1999 would have remained the same in 2000.

      At December 31, 2001 and 2000, currency changes resulted in assets and liabilities denominated in local currencies being translated into fewer dollars than at the prior year-end. This resulted in decreased net assets of $22.4 million and $28.3 million at December 31, 2001 and 2000, respectively.

      The Company seeks to reduce exposures to foreign currency transaction fluctuations through the use of forward exchange contracts. At December 31, 2001, these contracts amounted to $1.8 million and all mature within 2002. The Company does not hold or issue financial instruments for trading purposes, and it is the Company’s policy to prohibit the use of derivatives for speculative purposes.

      For additional information on forward exchange contracts and hedging, see Note 13, Financial Instruments, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data.”

      The Company’s cash flows and earnings are subject to changes in interest rates. Total debt of $762.0 million as of December 31, 2001 was approximately 39% at variable rates of interest. The weighted average interest rate of total debt was approximately 5.4%. At current debt levels, a one-percentage increase/decrease in interest rates would increase/decrease interest expense by approximately $3.0 million per year.

      An economic slowdown in the United States that began in the second half of 2000 has resulted in a recessionary environment during 2001. This resulted in reduced demand for the Company’s manufactured products and mill services in North America. Several steel producers, including certain Company customers, have filed for bankruptcy protection or shut down operations. This recessionary environment has resulted in the Company recording $23.5 million in net pre-tax charges related to impaired asset write-downs, employee termination benefit costs and costs to exit activities, offset by net gains on the disposal of non-core assets during 2001. (For additional information on the $23.5 million in charges, see Note 15, Other (Income) Expenses, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data”). The Company was also negatively impacted by $12.6 million of pre-tax provisions for uncollectible accounts receivable in 2001, an increase of $9.3 million from 2000, primarily in the Mill Services Segment. There is a risk that the Company’s future results of operations or financial condition could be adversely affected if the United States steel industry and manufacturing sector problems continue. The future financial impact on the Company associated with these risks cannot be estimated.

PART II

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

[PRICEWATERHOUSECOOPERS LOGO]

To the Shareholders of Harsco Corporation:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity, comprehensive income and cash flows present fairly, in all material respects, the financial position of Harsco Corporation and Subsidiary Companies at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

January 31, 2002

HARSCO CORPORATION

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)
December 31	2001	2000

Assets
Current assets
Cash and cash equivalents	$67,409	$56,422
Accounts receivable, net	396,185	413,654
Inventories	183,812	199,117
Other current assets	68,661	57,222

Total current assets	716,067	726,415

Property, plant and equipment, net	840,489	896,781
Cost in excess of net assets of businesses acquired, net	353,564	369,199
Other assets	180,646	188,553

Total assets	$2,090,766	$2,180,948

Liabilities
Current liabilities
Short-term borrowings	$29,300	$47,676
Current maturities of long-term debt	12,471	14,619
Accounts payable	169,434	192,148
Accrued compensation	37,757	46,591
Income taxes	35,523	34,783
Dividends payable	9,996	9,553
Other current liabilities	180,193	190,809

Total current liabilities	474,674	536,179

Long-term debt	720,197	774,450
Deferred income taxes	103,082	88,480
Insurance liabilities	49,019	46,988
Other liabilities	57,621	60,672

Total liabilities	1,404,593	1,506,769

Commitments and Contingencies
Shareholders’ Equity
Preferred stock, Series A junior participating cumulative preferred stock	—	—
Common stock, par value $1.25, issued 66,484,633 and 66,309,651 shares as of December 31, 2001 and 2000, respectively	83,106	82,887
Additional paid-in capital	94,597	90,000
Accumulated other comprehensive expense	(135,263)	(109,377)
Retained earnings	1,247,680	1,214,659

	1,290,120	1,278,169
Treasury stock, at cost (26,499,784 and 26,504,479 shares, respectively)	(603,947)	(603,990)

Total shareholders’ equity	686,173	674,179

Total liabilities and shareholders’ equity	$2,090,766	$2,180,948

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share amounts)
Years ended December 31	2001	2000	1999

Revenues
Service sales(1)	$1,323,000	$1,140,922	$866,839
Product sales(1)	784,111	862,465	883,049
Other	1,363	1,354	1,119

Total revenues	2,108,474	2,004,741	1,751,007

Costs and expenses
Cost of services sold	954,417	840,501	669,364
Cost of products sold	640,037	688,385	693,368
Selling, general, and administrative expenses	322,934	274,079	207,765
Research and development expenses	3,981	5,714	7,759
Other expenses	23,490	1,334	6,019

Total costs and expenses	1,944,859	1,810,013	1,584,275

Operating income	163,615	194,728	166,732
Equity in income (loss) of affiliates, net	(1,852)	(2,020)	3,004
Interest income	5,589	5,987	4,662
Interest expense	(53,557)	(50,104)	(26,968)

Income before income taxes and minority interest	113,795	148,591	147,430
Provision for income taxes	36,982	46,805	51,599

Income before minority interest	76,813	101,786	95,831
Minority interest in net income	5,088	4,983	5,118

Net income	$71,725	$96,803	$90,713

Average shares of common stock outstanding	39,876	39,964	40,882

Basic earnings per common share	$1.80	$2.42	$2.22

Diluted average shares of common stock outstanding	40,066	40,022	41,017

Diluted earnings per common share	$1.79	$2.42	$2.21

(1)	In order to comply with Emerging Issues Task Force (EITF) Issue No. 00-10, all shipping and handling costs amounting to $33 million for the twelve months ended December 31, 1999 have been reclassified as cost of services sold or as cost of products sold rather than as reductions of sales. The reclassification has no effect on previously reported operating income or net income for the twelve months ended December 31, 1999.

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)
Years ended December 31	2001	2000	1999

Cash flows from operating activities
Net income	$71,725	$96,803	$90,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	159,157	141,128	122,777
Amortization	17,374	17,971	13,076
Equity in (income) loss of affiliates, net	1,852	2,020	(3,004)
Dividends or distributions from affiliates	895	1,729	3,369
Other expenses	18,940	3,397	6,019
Other, net	(1,049)	(804)	5,205
Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
Accounts receivable	12,352	17,811	(28,157)
Inventories	11,893	966	15,934
Accounts payable	(11,744)	10,193	(1,238)
Net disbursements related to discontinued defense business	(1,328)	(12,012)	(14,605)
Other assets and liabilities	(39,466)	(19,754)	3,864

Net cash provided by operating activities	240,601	259,448	213,953

Cash flows from investing activities
Purchases of property, plant and equipment	(156,073)	(180,048)	(175,248)
Purchases of businesses, net of cash acquired*	(4,914)	(302,461)	(48,907)
Proceeds from sale of assets	35,668	22,469	32,099
Other investing activities	106	988	(2,618)

Net cash (used) by investing activities	(125,213)	(459,052)	(194,674)

Cash flows from financing activities
Short-term borrowings, net	(15,181)	146,552	(10,546)
Current maturities and long-term debt: Additions	195,678	562,993	214,133
Reductions	(241,862)	(448,366)	(103,410)
Cash dividends paid on common stock	(38,261)	(37,594)	(37,022)
Common stock issued-options	4,773	1,792	2,272
Common stock acquired for treasury	(167)	(7,917)	(71,860)
Other financing activities	(4,170)	(6,714)	(2,495)

Net cash provided (used) by financing activities	(99,190)	210,746	(8,928)

Effect of exchange rate changes on cash	(5,211)	(5,986)	(647)

Net increase in cash and cash equivalents	10,987	5,156	9,704
Cash and cash equivalents at beginning of year	56,422	51,266	41,562

Cash and cash equivalents at end of year	$67,409	$56,422	$51,266

*Purchase of businesses, net of cash acquired
Working capital, other than cash	$(55)	$(20,249)	$18,078
Property, plant and equipment	(5,151)	(215,065)	(36,417)
Other noncurrent assets and liabilities, net	292	(67,147)	(30,568)

Net cash used to acquire businesses	$(4,914)	$(302,461)	$(48,907)

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

				Accumulated Other
				Comprehensive Income (Expense)

							Unrealized
	Common Stock		Additional		Cash Flow		Gain on
(In thousands, except			Paid-in		Hedging	Pension	Marketable		Retained
share amounts)	Issued	Treasury	Capital	Translation	Instruments	Liability	Securities	Total	Earnings

Balances, January 1, 1999	$82,594	$(529,462)	$85,384	$(51,391)	$—	$(3,654)	$—	$(55,045)	$1,101,828

Net income									90,713
Cash dividends declared, $.91 per share									(36,955)
Translation adjustments				(27,273)				(27,273)
Pension liability adjustments, net of ($1,277) deferred income taxes						1,780		1,780
Acquired during the year, 2,326,798 shares		(66,441)
Stock options exercised, 146,164 shares	183		2,740
Other, 2,497 shares		98	(23)

Balances, December 31, 1999	82,777	(595,805)	88,101	(78,664)	—	(1,874)	—	(80,538)	1,155,586

Net income									96,803
Cash dividends declared, $.945 per share									(37,730)
Translation adjustments				(28,327)				(28,327)
Pension liability adjustments, net of $295 deferred income taxes						(512)		(512)
Acquired during the year, 355,695 shares		(8,209)
Stock options exercised, 88,107 shares	110		1,900
Other, 975 shares		24	(1)

Balances, December 31, 2000	82,887	(603,990)	90,000	(106,991)	—	(2,386)	—	(109,377)	1,214,659

Net income									71,725
Cash dividends declared, $.97 per share									(38,704)
Translation adjustments				(22,347)				(22,347)
Cash flow hedging instrument adjustments, net of $47 deferred income taxes					(84)			(84)
Pension liability adjustments, net of $2,039 deferred income taxes						(3,792)		(3,792)
Marketable securities adjustments net of ($182) deferred income taxes							337	337
Acquired during the year, 10,451 shares		(167)
Stock options exercised, 187,693 shares	219	149	4,590
Other, 2,435 shares		61	7

Balances, December 31, 2001	$83,106	$(603,947)	$94,597	$(129,338)	$(84)	$(6,178)	$337	$(135,263)	$1,247,680

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In thousands)
Years ended December 31	2001	2000	1999

Net Income	$71,725	$96,803	$90,713

Other comprehensive income (expense):
Foreign currency translation adjustments	(22,347)	(28,327)	(27,273)
Net losses on cash flow hedging instruments, net of deferred income taxes	(84)	—	—
Pension liability adjustments, net of deferred income taxes	(3,792)	(512)	1,780
Unrealized gain on marketable securities	337	—	—

Other comprehensive expense	(25,886)	(28,839)	(25,493)

Total comprehensive income	$45,839	$67,964	$65,220

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

     Consolidation

      The consolidated financial statements include the accounts of Harsco Corporation and its majority-owned subsidiaries (the “Company”). Investments in unconsolidated entities (all of which are 20-50% owned) are accounted for under the equity method.

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

     Depreciation

      Property, plant and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using principally the straight-line method. When property is retired from service, the cost of the retirement is generally charged to the allowance for depreciation to the extent of the accumulated depreciation and the balance is charged to income. Long-lived assets to be disposed of are not depreciated while they are held for disposal.

     Intangible Assets

      Intangible assets consist principally of cost in excess of net assets of businesses acquired, which is amortized on a straight line basis over its estimated useful life, none of which currently exceed 30 years. Accumulated amortization was $107.1 million and $91.0 million at December 31, 2001 and 2000, respectively.

     Impairment of Long-Lived Assets

      Long-lived assets, including cost in excess of net assets of businesses acquired and other intangible assets, are reviewed for impairment when events and circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s policy is to record an impairment loss when it is determined that the carrying amount of the asset exceeds the sum of the expected undiscounted future cash flows resulting from use of the asset and its eventual disposition. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds its fair value. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

     Revenue Recognition

      Revenue is recognized for product sales generally when title and risk of loss transfer. Service sales are generally recognized over the contractual period or as services are performed. Both product sales and service revenues are recognized when they are realized or realizable and when earned. Revenue generally is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Company’s price to the buyer is fixed or determinable and collectibility is reasonably assured.

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

     Accrued Insurance and Loss Reserves

      The Company retains a significant portion of the risk for workers’ compensation, automobile, general, and product liability losses. Reserves have been recorded which reflect the undiscounted estimated liabilities including claims incurred but not reported. Changes in the estimates of the reserves are included in net income in the period determined. Amounts estimated to be paid within one year have been classified as Other current liabilities, with the remainder included in Insurance liabilities.

     Foreign Currency Translation

      The financial statements of the Company’s subsidiaries outside the United States, except for those subsidiaries located in highly inflationary economies, are principally measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rates as of the balance sheet date. Resulting translation adjustments are

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded in the cumulative translation adjustment, a separate component of Other comprehensive income (expense). Income and expense items are translated at average monthly exchange rates. Gains and losses from foreign currency transactions are included in net income. For subsidiaries operating in highly inflationary economies, gains and losses on foreign currency transactions and balance sheet translation adjustments are included in net income.

      Effective January 1999, the Company’s operations in Mexico were no longer accounted for as a highly inflationary economy because the three-year cumulative rate of inflation fell below 100%. The Company measures the financial statements of its Mexican entities using the Mexican new peso as the functional currency.

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

      The Company executes foreign currency forward exchange contracts to hedge transactions of its non-U.S. subsidiaries for firm purchase commitments, to hedge variable cash flows of forecasted transactions and for export sales denominated in foreign currencies. These contracts are generally for 90 to 180 days or less. For those contracts that are designated as qualified cash flow hedges, gains or losses are recorded in other comprehensive income.

      Amounts recorded in other comprehensive income are reclassified into income in the same period or periods during which the hedged forecasted transaction affects income. The cash flows from these contracts are classified consistent with the cash flows from the transaction being hedged. The Company also enters into certain forward exchange contracts not designated as hedges under SFAS No. 133. Gains and losses on these contracts are recognized in income based on fair market value. For fair value hedges of a firm commitment, the gain or loss on the derivative and the offsetting gain or loss on the hedged firm commitment are recognized currently in income.

     Options for Common Stock

      The Company uses the intrinsic value method to account for options granted to employees for the purchase of common stock. No compensation expense is recognized on the grant date, since at that date, the option price equals the market price of the underlying common stock. The Company discloses the pro forma effect of accounting for stock options under the fair value method in footnote number 12.

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

     Reclassifications

      Certain reclassifications have been made to prior years’ amounts to conform with current year classifications.

     New Financial Accounting Standards Issued

     SFAS No. 141, “Business Combinations” (SFAS 141)

      In July 2001, the FASB issued SFAS 141, which addresses financial accounting and reporting for business combinations. SFAS 141 supersedes Accounting Principles Board Opinion No. 16, “Business Combinations” (APB 16), and SFAS No. 38, “Accounting for Preacquistion Contingencies of Purchased Enterprises” (SFAS 38). SFAS 141 requires the use of the purchase method of accounting for business combinations and prohibits the use of the pooling-of-interests method. The Company historically has not used the pooling-of-interests method and therefore, this aspect of the new rules will not have an impact on the Company’s financial position or results of operations. SFAS 141 also changes the definition of intangible assets acquired in a business combination.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142)

      In July 2001, the FASB issued SFAS 142, which eliminates the amortization of goodwill, requires annual impairment testing of goodwill and introduces the concept of indefinite life intangible assets. SFAS 142 supersedes APB No. 17, “Intangible Assets”. The Company adopted SFAS 142 on January 1, 2002. An initial two-step impairment test of reporting units must be performed in 2002. Step 1 is a comparison of fair value to book value. If the fair value exceeds the book value, Step 2 of the test is not required as no impairment of goodwill exists. Step 2 requires the allocation of fair values to assets (including goodwill) and liabilities as if the reporting unit had just been purchased. If goodwill is determined to be impaired, a write-down to fair value would be required. Although the Company has not completed its initial testing for impairment, it does not expect to recognize an impairment loss related to adopting SFAS 142. However, if an impairment charge is necessary, it will be reported as a change in accounting principle. Additionally, the Company does not expect to reclassify any goodwill to an intangible asset or vice versa and no intangible assets are expected to be classified as indefinite-lived.

      The Company recognized $17.4 million and $18.0 million of pre-tax goodwill amortization expense for the years ended December 2001 and 2000, respectively. The effect of adoption of the new standard is estimated to reduce pre-tax amortization expense in 2002 by approximately $16.0 million or approximately $0.27 per share.

     SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143)

      In August 2001, the FASB issued SFAS 143, which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. The standard is effective for fiscal years beginning after June 15, 2002, with earlier adoption encouraged. The Company has not yet determined the timing of adoption or the impact of SFAS 143.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets‘ (SFAS 144)

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

      Additionally, SFAS 144 supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (APB 30), for the disposal of a segment of a business. SFAS 144 retains the requirement of APB 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity (rather than a segment of a business) that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (ARB 51), to eliminate the exception to consolidation for a temporarily controlled subsidiary.

      The Company adopted SFAS 144 on January 1, 2002 with no material effect on net income. Prospectively, transactions under the scope of SFAS 144 may result in changes in the income statement classification, from that under prior standards, for components of the Company that are disposed of or are classified as held for sale.

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

      Disbursements related to the discontinued defense business, principally claim settlements and legal fees, are shown separately on the Consolidated Statement of Cash Flows for 2001, 2000 and 1999.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Acquisitions and Dispositions

     Acquisitions

      During 2001 the Company did not acquire any businesses that individually or when aggregated together represent more than 2% of the Company’s net assets, sales, or net income.

      On June 16, 2000, the Company obtained majority ownership of SGB Group Plc (“SGB”) and subsequently acquired 100% of the shares. SGB, based in the U.K., is one of Europe’s largest suppliers of scaffolding, forming and related access products and services. SGB also has operations in North America, the Middle East and the Asia-Pacific region. SGB had 1999 sales of 282.9 million British pounds sterling (approximately $411.9 million using a December 31, 2001 exchange rate).

      The acquisition of SGB has been accounted for using the purchase method of accounting, and accordingly, the operating results of SGB have been included in the consolidated results of the Company since the date of acquisition. The purchase price allocation is based upon appraisal values and management estimates.

      The purchase price of SGB has been allocated as follows:

(In millions)
Working capital, other than cash	$19.3
Property, plant and equipment	210.9
Other assets	45.3
Cost in excess of net assets acquired	130.2
Non-current liabilities	(133.8)

Purchase price, net of cash received	$271.9

      In May 2000, the Company completed the acquisitions of Bergslagens Stalservice AB and Bergslagens Suomi Oy (collectively Bergslagens). The two companies provide specialized slag processing and metal recovery services to steel mills in Sweden and Finland, respectively. The two organizations together recorded 1999 sales of nearly $10 million.

      All acquisitions have been accounted for using the purchase method of accounting with cost in excess of net assets of businesses acquired totaling $3.5 million in 2001 and $137.0 million in 2000. Results of operations are included in income since the dates of acquisition.

      The following unaudited pro forma consolidated net sales, net income, and earnings per share data are presented as if the above businesses had been acquired on January 1, 2000.

(In millions, except per share data)
Pro Forma Information for The Year Ended December 31	2000

Net sales	$2,208
Net income	93
Basic earnings per share	2.27
Diluted earnings per share	2.27

      The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchases been made on January 1, 2000, or of the future results of the combined operations.

      The unaudited pro forma information includes the actual results of the acquired businesses prior to the acquisition dates, which includes approximately $4 million of non-tax deductible costs incurred by SGB in defense of the acquisition. These results do not reflect the effect of reorganization actions, synergies, cost reductions and other benefits resulting from the combinations. Additionally, the unaudited pro forma information reflects amortization of the cost in excess of net assets acquired and interest expense on assumed borrowings for acquisitions for the full periods presented.

     Dispositions

      On April 13, 2001, the Company divested its 49% interest in S3Networks, LLC. In 2001 the Company recorded $2.9 million in losses related to its investment in S3Networks. The divesture eliminated any future dilution to the Company’s earnings as a result of S3Networks.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Accounts Receivable and Inventories

      Accounts receivable are net of an allowance for doubtful accounts of $32.7 million and $26.1 million at December 31, 2001 and 2000, respectively. The provision for doubtful accounts was $12.6 million and $3.3 million for 2001 and 2000, respectively.

      Inventories consist of:

(In thousands)	2001	2000

Finished goods	$67,007	$68,519
Work-in-process	25,785	36,751
Raw materials and purchased parts	70,563	73,265
Stores and supplies	20,457	20,582

	$183,812	$199,117

Valued at lower of cost or market:
LIFO basis	$117,132	$124,189
FIFO basis	9,676	12,898
Average cost basis	57,004	62,030

	$183,812	$199,117

      Inventories valued on the LIFO basis at December 31, 2001 and 2000 were approximately $30.7 million and $33.2 million, respectively, less than the amounts of such inventories valued at current costs.

      As a result of reducing certain inventory quantities valued on the LIFO basis, net income increased from that which would have been recorded under the FIFO basis of valuation by $0.7 million, $0.03 million and $1.1 million in 2001, 2000 and 1999, respectively.

5.     Property, Plant and Equipment

      Property, plant and equipment consists of:

(In thousands)	2001	2000

Land and improvements	$40,583	$46,609
Buildings and improvements	167,752	168,719
Machinery and equipment	1,537,692	1,489,906
Uncompleted construction	40,958	66,260

	1,786,985	1,771,494
Less accumulated depreciation and facilities valuation allowance	946,496	874,713

	$840,489	$896,781

      The estimated useful lives of different types of assets are generally:

Land improvements	5 to 20 years
Buildings and improvements	10 to 50 years
Certain plant, buildings and installations
(Principally Mill Services Segment)	3 to 10 years
Machinery and equipment	3 to 20 years

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Debt and Credit Agreements

      The Company has a U.S. commercial paper borrowing program under which it can issue up to $350 million of short-term notes in the U.S. commercial paper market. In addition, the Company has a three billion Belgian franc commercial paper program equivalent to approximately U.S. $66.3 million at December 31, 2001 which is used to fund the Company’s international operations. In June 2001, the Company supplemented its Belgian franc commercial paper program by adding a 250 million euro program, equivalent to approximately U.S. $222.9 million at December 31, 2001. The Company limits the aggregate commercial paper and syndicated credit facility and bilateral facility borrowings at any one time to a maximum of $450 million. Commercial paper interest rates, which are based on market conditions, have been lower than comparable rates available under the credit facility. At December 31, 2001 and 2000, the Company had $161.8 million and $216.8 million of U.S. commercial paper outstanding, respectively, and $60.1 million, and $52.0 million outstanding, respectively, under its European-based commercial paper programs. Commercial paper is classified as long-term debt at December 31, 2001 and 2000, because the Company has the ability and intent to refinance it on a long-term basis through existing long-term credit facilities.

      The Company has a revolving credit facility in the amount of $350 million through a syndicate of 13 banks. This facility serves as back-up to the Company’s commercial paper programs. The facility is in two parts. One part amounts to $131,250,000 and is a 364-day credit agreement that permits borrowings outstanding at expiration (September 27, 2002) to be repaid no later than September 27, 2003. The second part is for $218,750,000 and is a 5-year credit agreement that expires on September 29, 2005 at which time all borrowings are due. The first part of the facility was renegotiated in September of 2001 to extend the expiration date to the date noted above. Interest rates are either negotiated, based upon the U.S. federal funds interbank market, prime, or based upon the London Interbank Offered Rate (LIBOR) plus a margin. The Company pays a facility fee (.0825% per annum as of December 31, 2001) that varies based upon its credit ratings. At December 31, 2001 and 2000, there were no borrowings outstanding under either facility.

      In the first quarter of 2001, the Company executed two $50 million bilateral credit facility agreements with European-based banks. These agreements serve as back-up to the Company’s commercial paper programs and also help finance the Company’s European operations. Borrowings under these facilities, which expire in January 2002 and December 2002 are available in Eurocurrencies or U.S. dollars at interest rates based upon LIBOR plus a margin. Borrowings outstanding at expiration may be repaid over the succeeding 4 years. As of December 31, 2001 there was $11.3 million outstanding on these credit facilities. Subsequent to December 31, 2001 the facility expiring January 2002 was extended to January 2003.

      On October 27, 2000, the Company issued 200 million British pound sterling (U.S. $287.1 million) 7.25% notes due 2010. The annual interest payments commenced on October 27, 2001. The net proceeds of the issue were used to refinance certain bank debt that was used to fund the acquisition of SGB Group.

      The Company has on file with the Securities and Exchange Commission a Form S-3 shelf registration for the possible issuance of up to an additional $200 million of new debt securities, preferred stock, or common stock. The Company is not committed to issuing these securities.

      Short-term debt amounted to $29.3 million and $47.7 million at December 31, 2001 and 2000, respectively. The weighted average interest rate for short-term borrowings at December 31, 2001 and 2000 was 5.5% and 5.7%, respectively.

      Long-term debt consists of:

	2001	2000

(In thousands)
7.25% British pound sterling-denominated notes due October 27, 2010	$287,097	$294,087
6.0% notes due September 15, 2003	150,000	150,000
Commercial paper borrowings, with a weighted average interest rate of 2.8% as of December 31, 2001	221,919	268,794
Faber Prest loan notes due October 31, 2008 with interest based on sterling LIBOR minus .75% (3.4% at December 31, 2001)	11,109	12,898
Industrial development bonds, payable in varying amounts from 2004 to 2011 with a weighted average interest rate of 2.3% as of December 31, 2001	11,400	13,400
Other financing payable in varying amounts to 2007 with a weighted average interest rate of 4.5% as of December 31, 2001	51,143	49,890

	732,668	789,069
Less: current maturities	12,471	14,619

	$720,197	$774,450

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The credit facility and certain notes payable agreements contain covenants requiring a minimum net worth of $475 million and a maximum debt to capital ratio of 60%. At December 31, 2001, the Company was in compliance with these covenants.

      The maturities of long-term debt for the four years following December 31, 2002 are:

(In thousands)
2003	$157,796	2005	$230,672
2004	$9,885	2006	$12,348

      Cash payments for interest on all debt were $53.7 million, $44.7 million, and $25.0 million in 2001, 2000 and 1999, respectively.

7.  Leases

      The Company leases certain property and equipment under noncancelable operating leases. Rental expense under such operating leases was $41.3 million, $30.3 million, and $16.9 million in 2001, 2000 and 1999, respectively. Approximately $9.0 million and $9.3 million of the increase for 2001 and 2000, respectively, is due to the inclusion of SGB as of June 2000.

      Future minimum payments under operating leases with noncancelable terms are:

(In thousands)
2002	$35,584
2003	29,915
2004	28,682
2005	11,315
2006	6,854
After 2006	24,187

8.     Employee Benefit Plans

     Pension Benefits

      The Company has pension and profit sharing retirement plans, most of which are noncontributory, covering substantially all of its employees. The benefits for salaried employees generally are based on years of service and the employee’s level of compensation during specified periods of employment. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. The multi-employer plans in which the Company participates provide benefits to certain unionized employees. The Company’s funding policy for qualified plans is consistent with statutory regulations and customarily equals the amount deducted for income tax purposes. The Company’s policy is to amortize prior service costs over the average future service period of active plan participants.

      Pension information presented for 2001 and 2000 includes SGB pension income, obligations and pension assets acquired in June 2000.

(In thousands)	U. S. Plans			International Plans

	2001	2000	1999	2001	2000	1999

Pension Expense (Income)
Defined benefit plans:
Service cost	$8,206	$8,017	$9,514	$10,457	$8,559	$6,369
Interest cost	12,763	12,069	11,427	25,615	18,727	11,622
Expected return on plan assets	(22,713)	(22,448)	(20,012)	(41,846)	(30,054)	(16,836)
Recognized prior service costs	1,429	1,368	1,309	942	949	742
Recognized (gains) or losses	(1,357)	(1,853)	272	(1,964)	(953)	5
Amortization of transition asset	(1,789)	(1,834)	(1,834)	(549)	(567)	(613)
Settlement/ Curtailment loss	454	360	—	—	—	—

	(3,007)	(4,321)	676	(7,345)	(3,339)	1,289
Multi-employer plans	3,780	4,334	3,853	956	1,039	1,069
Defined contribution plans	1,768	1,401	1,165	5,599	4,386	3,301

Pension expense (income)	$2,541	$1,414	$5,694	$(790)	$2,086	$5,659

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The change in the financial status of the pension plans and amounts recognized in the Consolidated Balance Sheet at December 31, 2001 and 2000 are:

	U.S. Plans		International Plans

Pension Benefits	2001	2000	2001	2000

(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$163,264	$159,055	$433,851	$203,913
Service cost	8,206	8,017	10,457	8,558
Interest cost	12,763	12,069	25,615	18,728
Plan participants’ contributions	—	—	3,467	2,673
Amendments	1,456	1,127	307	298
Actuarial loss (gain)	5,287	(10,692)	(13,895)	(2,044)
Curtailment loss	—	360	—	—
Settlements	(819)	—	—	—
Benefits paid	(6,903)	(6,672)	(19,540)	(12,952)
Obligations of acquired companies	—	—	—	229,608
Effect of foreign currency	—	—	(11,148)	(14,931)

Benefit obligation at end of year	$183,254	$163,264	$429,114	$433,851

Change in plan assets:
Fair value of plan assets at beginning of year	$241,573	$239,030	$556,862	$276,899
Actual return on plan assets	(25,173)	6,506	(104,610)	38,420
Employer contributions	2,821	2,709	4,151	2,629
Plan participants’ contributions	—	—	3,467	2,673
Benefits paid	(6,903)	(6,672)	(19,373)	(12,808)
Settlements	(819)	—	—	—
Plan assets of acquired companies	—	—	—	269,787
Effect of foreign currency	—	—	(14,083)	(20,738)

Fair value of plan assets at end of year	$211,499	$241,573	$426,414	$556,862

Funded status:
Funded status at end of year	$28,245	$78,310	$(2,700)	$123,011
Unrecognized net loss (gain)	11,639	(42,621)	85,789	(49,173)
Unrecognized transition (asset)	(6,439)	(8,244)	(1,651)	(2,262)
Unrecognized prior service cost	10,728	10,900	11,701	12,683

Net amount recognized	$44,173	$38,345	$93,139	$84,259

Amounts recognized in the Consolidated Balance Sheet consist of:
Prepaid benefit cost	$51,332	$47,235	$97,526	$89,171
Accrued benefit liability	(20,199)	(14,416)	(6,321)	(5,825)
Intangible asset	4,669	2,178	776	539
Accumulated other comprehensive income	8,371	3,348	1,158	374

Net amount recognized	$44,173	$38,345	$93,139	$84,259

      Plan assets include equity and fixed-income securities. At December 31, 2001 and 2000, 732,640 shares of the Company’s common stock with a fair market value of $25.1 million and $18.1 million, respectively, are included in the U.S. plan assets. Dividends paid on such stock amounted to $0.7 million in both 2001 and 2000.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The actuarial assumptions used for the defined benefit pension plans are:

	U.S. Plans			International Plans

	2001	2000	1999	2001	2000	1999

Weighted average assumed discount rates	7.25%	8.0%	7.75%	6.2%	6.2%	6.2%
Weighted average expected long-term rates of return on plan assets	9.50%	9.5%	9.50%	8.0%	7.9%	7.5%
Rates of compensation increase	3.70%	4.0%	4.00%	4.0%	4.4%	4.4%

      For the U.S. plans, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $45.6 million, $43.7 million, and $24.8 million, respectively, as of December 31, 2001, and $22.7 million, $21.9 million, and $9.0 million, respectively, as of December 31, 2000.

      For the international plans, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $10.5 million, $9.8 million, and $4.1 million, respectively, as of December 31, 2001, and $9.8 million, $8.8 million, and $3.9 million, respectively, as of December 31, 2000.

     Postretirement Benefits

      The Company has postretirement life insurance benefits for a number of employees, and postretirement health care benefits for a limited number of employees mainly under plans related to acquired companies. The cost of life insurance and health care benefits are accrued for current and future retirees and are recognized as determined under the projected unit credit actuarial method. Under this method, the Company’s obligation for postretirement benefits is to be fully accrued by the date employees attain full eligibility for such benefits. The Company’s postretirement health care and life insurance plans are unfunded.

      The postretirement benefit expense (health care and life insurance) was $0.1 million in 2001, $0.7 million in 2000, and $0.4 million in 1999. The components of these expenses are not shown separately as they are not material.

      The changes in the postretirement benefit liability recorded in the Consolidated Balance Sheet are:

Postretirement Benefits
(In thousands)	2001	2000

Change in benefit obligation:
Benefit obligation at beginning of year	$11,253	$10,304
Service cost	150	182
Interest cost	812	761
Actuarial loss	730	231
Plan participants contributions	38	32
Benefits paid	(689)	(660)
Plan amendments	(527)	403
Curtailment	(959)	—

Benefit obligation at end of year	$10,808	$11,253

Funded status:
Funded status at end of year	$(10,808)	$(11,253)
Unrecognized prior service cost	(187)	367
Unrecognized net actuarial gain	(41)	(902)

Net amount recognized as accrued benefit liability	$(11,036)	$(11,788)

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The actuarial assumptions used for postretirement benefit plans are:

	2001	2000	1999

(Dollars in thousands)
Assumed discount rate	7.25%	8.00%	7.75%
Health care cost trend rate	9.00%	7.50%	7.50%
Decreasing to ultimate rate	5.00%	6.50%	6.50%
Effect of one percent increase in health care cost trend rate:
On cost components	$49	$41	$21
On accumulated benefit obligation	$386	$510	$415

      For 2001, a one percent decrease in the health care cost trend rate would decrease the cost component by $45 thousand and decrease the accumulated benefit obligation by $348 thousand.

      It is anticipated that the health care cost trend rate will decrease from 9.0% in 2002 to 5.0% in the year 2006.

     Savings Plan

      The Company has a 401(k) savings plan which covers substantially all U.S. employees with the exception of employees represented by a collective bargaining agreement, unless the agreement expressly provides otherwise. Employee contributions are generally determined as a percentage of covered employees’ compensation. The expense for contributions to the plan by the Company was $3.8 million, $4.9 million, and $4.4 million for 2001, 2000, and 1999, respectively. At December 31, 2001, 2000 and 1999, 2,519,045 shares, 2,633,984 shares and 2,470,581 shares, respectively, of the Company's common stock with a fair market value of $86.4 million, $65.0 million and $78.4 million, respectively, are included in the savings plan.

     Other Employee Benefit Plans

      The Company offers various other benefit plans to its employees. In 2001 and 2000, the Company amended certain plans in the United States which resulted in pre-tax cost reductions of approximately $1.3 million and $5.3 million, respectively.

     Executive Incentive Compensation Plan

      The amended 1995 Executive Incentive Compensation Plan, as approved by the Management Development and Compensation Committee of the Board of Directors, provides the basis for determination of annual incentive compensation awards. Actual awards are paid in February of the following year. The Company accrues amounts reflecting the estimated value of incentive compensation anticipated to be earned for the year. Compensation expense relating to these awards was $2.5 million, $5.6 million, and $3.8 million in 2001, 2000 and 1999, respectively.

9.     Income Taxes

      Income before income taxes and minority interest in the Consolidated Statement of Income consists of:

	2001	2000	1999

(In thousands)
United States	$23,875	$68,000	$78,689
International	89,920	80,591	68,741

	$113,795	$148,591	$147,430

Provision for income taxes:
Currently payable:
Federal	$1,597	$5,113	$22,474
State	1,036	(536)	1,743
International	18,753	21,803	25,203

	21,386	26,380	49,420
Deferred federal and state	7,207	17,375	3,890
Deferred international	8,389	3,050	(1,711)

	$36,982	$46,805	$51,599

      Cash payments for income taxes were $19.8 million, $19.3 million, and $50.7 million, for 2001, 2000, and 1999, respectively.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a reconciliation of the normal expected statutory U.S. federal income tax rate to the effective rate as a percentage of Income before income taxes and minority interest as reported in the Consolidated Statement of Income:

	2001	2000	1999

U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	.4	.4	1.6
Export sales corporation benefit	(.4)	(.3)	(.5)
Losses for which no tax benefit was recorded	.2	1.3	.3
Difference in effective tax rates on international earnings and remittances	(4.5)	(5.7)	(1.9)
Nondeductible acquisition costs	2.5	1.9	2.1
Other, net	(.7)	(1.1)	(1.6)

Effective income tax rate	32.5%	31.5%	35.0%

      The tax effects of the primary temporary differences giving rise to the Company’s deferred tax assets and liabilities for the years ended December 31, 2001 and 2000 are:

	2001		2000
(In thousands)
Deferred income taxes	Asset	Liability	Asset	Liability

Depreciation	$—	$61,066	$—	$48,918
Expense accruals	29,240	—	29,796	—
Inventories	2,987	—	3,224	—
Provision for receivables	3,977	—	2,211	—
Postretirement benefits	3,869	—	2,975	—
Deferred revenue	—	4,192	—	4,181
Unrelieved foreign tax credits	3,156	—	6,566	—
Unrelieved foreign tax losses	5,916	—	4,749	—
Unrelieved domestic tax losses	1,713	—	2,085	—
Pensions	—	41,065	—	37,653
Other	—	4,744	459	—

	50,858	111,067	52,065	90,752
Valuation allowance	(8,048)	—	(11,659)	—

Total deferred income taxes	$42,810	$111,067	$40,406	$90,752

      At December 31, 2001 and 2000, Other current assets included deferred income tax benefits of $32.8 million and $29.8 million, respectively.

      At December 31, 2001, certain of the Company’s subsidiaries had total available net operating loss carryforwards (“NOLs”) of approximately $25.0 million, of which approximately $14.0 million may be carried forward indefinitely and $11.0 million have varying expiration dates. Included in the total are $9.6 million of preacquisition NOLs.

      At December 31, 2001, certain of the Company’s subsidiaries had total available foreign tax credit carryforwards of approximately $3.2 million, of which approximately $0.4 million may be carried forward five years and $2.8 million have varying expiration dates.

      During both 2001 and 2000, $1.0 million of preacquisition NOLs were utilized by the Company, resulting in tax benefits of $0.3 million and $0.4 million, respectively.

      The valuation allowance of $8.0 million and $11.7 million at December 31, 2001 and 2000, respectively, relates principally to cumulative unrelieved foreign tax credits and tax losses which are uncertain as to realizability. To the extent that the preacquisition NOLs are utilized in the future and the associated valuation allowance reduced, the tax benefit will be allocated to reduce the cost in excess of net assets of businesses acquired.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The change in the valuation allowances for 2001 and 2000 results primarily from the utilization of international tax loss carryforwards, generation of foreign tax credit carryforwards and the release of valuation allowances in certain international jurisdictions based on the Company’s revaluation of the realizability of future benefits. The release of valuation allowances in certain jurisdictions was allocated to reduce the cost in excess of net assets of businesses acquired by $23 thousand, and $0.2 million in 2001 and 2000, respectively.

10.     Commitments and Contingencies

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

      The settlement does not resolve the claim by the Internal Revenue Service (“IRS”) that, contrary to the Company’s position, certain cargo truck models sold by the Company should be considered to have gross vehicle weights in excess of the 33,000 pound threshold under FET law, are not entitled to an exemption from FET under any other theory, and therefore are taxable. In 1999, the IRS assessed an increase in FET of $30.4 million plus penalties and applicable interest currently estimated to be $12.4 million and $59.7 million, respectively. In October 1999, the Company posted an $80 million bond required as security by the IRS. This increase in FET takes into account offsetting credits of $9.2 million, based on a partial allowance of the Company’s $31.9 million claim that certain truck components are exempt from FET. The IRS disallowed in full the Company’s additional claim that it is entitled to the entire $52 million of FET (plus applicable interest currently estimated by the Company to be $54.0 million) the Company has paid on the five-ton trucks, on the grounds that such trucks qualify for the FET exemption applicable to certain vehicles specially designed for the primary function of off-highway transportation. In the event that the Company ultimately receives from the IRS a refund of tax (including applicable interest) with respect to which the Company has already received reimbursement from the Army, the refund would be allocated between the Company and the Army. In August 2000, the Company filed legal action against the Government in the U.S. Court of Federal Claims challenging the assessment and seeking a refund of all FET that the Company has paid on five-ton trucks. That action is proceeding and the court has scheduled trial for November 2002. Although there is risk of an adverse outcome, both the Company and the Army believe that the cargo trucks are not taxable. No recognition has been given in the accompanying financial statements for the Company’s claims with the IRS.

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

      Even if the cargo trucks are ultimately held to be taxable, the Army’s contribution of $24.6 million toward payment of the tax (but not interest or penalty, if any), would result in a net maximum liability for the Company of $5.8 million plus penalties and applicable interest currently estimated to be $12.4 million and $59.7 million, respectively. The Company believes it is unlikely that resolution of this matter will have a material adverse effect on the Company’s financial position; however, it could have a material effect on quarterly or annual results of operations.

     Other Defense Business Litigation

      In 1992, the United States Government through its Defense Contract Audit Agency commenced an audit of certain contracts for sale of tracked vehicles by the Company to foreign governments, which were financed by the United States Government through the Defense Security Assistance Agency. The U.S. Attorney’s Office then commenced an investigation of those contracts. In

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 1999, the Company announced that it reached agreement with the U.S. Government on behalf of its former BMY-Combat Systems Division (“BMY”) to settle the matter. Under the agreement, BMY pled guilty to a one-count misdemeanor relating to submitting advance payment certifications which resulted in BMY receiving a portion of the payments for the contract prematurely. In accordance with the settlement, the Company paid the Government a $200,000 fine in June 2000 and in July 2000 paid the $10.8 million in damages for a total of $11 million. The settlement ends the Government’s investigation and releases the Company and BMY from further liability for the issues under investigation. The Company charged the payment against an existing liability, resulting in no charge to the Company’s earnings.

     Environmental

      The Company is involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a “potentially responsible party” for certain waste disposal sites. While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company. The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Consolidated Balance Sheet at December 31, 2001 and December 31, 2000 includes an accrual of $3.0 million and $3.5 million, respectively, for environmental matters. The amounts affecting pre-tax earnings related to environmental matters totaled $1.5 million, and $1.8 million of expense in 2001 and 2000, respectively, and $0.7 million of income in 1999.

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

      In the first quarter of 2000, the U.S. Environmental Protection Agency issued a Notice of Violation to the Company for violation of the Clean Air Act arising from slag dust emissions at one of the Company’s mill services locations. The Agency is seeking abatement of dust emissions at the site and financial penalties. In cooperation with the mill and the Agency, the Company implemented dust abatement improvements to the site. The Agency and the Company have submitted a proposed Consent Decree to the United States District Court requiring the dust abatement improvements and payment of a $175,000 penalty. Upon approval by the Court, the Consent Decree will become final.

      In January 2002, the New Jersey Department of Environmental Protection issued Notices of Civil Administrative Penalty Assessment to the Company for violations of the New Jersey Air Pollution Control Act. The Notices allege that the Company operated a slag processing plant in violation of the emission permit for control of slag dust. The Agency has assessed civil administrative penalties totaling approximately $298,000 and the Company has filed an appeal with the Agency. The Company ceased operations at the plant in the fourth quarter of 2001 for unrelated reasons.

     Other

      The Company has been named as one of many defendants (approximately 90 in most cases) in legal actions alleging personal injury from exposure to airborne asbestos. In their suits, the plaintiffs have named as defendants many manufacturers, distributors, and repairers of numerous types of equipment or products that involved any asbestos.

      The Company believes that the claims against it are without merit. The Company has never been a producer, manufacturer or processor of asbestos fibers. Any component within a product of the Company which might be alleged to cause asbestos exposure would have been purchased from a supplier. Based on scientific evidence, the Company believes that its products have never presented any harmful airborne asbestos exposure, and moreover, the type of asbestos contained in any component that was used in those products is protectively encapsulated in other materials and is not associated with the types of injuries alleged. Finally, in almost all of the complaints and depositions to date, the plaintiffs have failed to identify any contact that they have had with any products of the Company that might include an asbestos containing component.

      To date, the Company has obtained dismissal by stipulation, or summary judgment prior to trial, in all cases that have proceeded to trial (approximately 380 dismissals). The Company has not paid any amounts in settlement of these cases, with the exception of two settlements totaling less than $10,000 paid by the insurance company prior to 1998. The Company’s insurance carrier has paid all legal costs and expenses to date. The Company has liability insurance coverage available under various primary and excess policies that the Company believes will be available if necessary to substantially cover any liability that might ultimately be incurred on these claims. As of January 31, 2002, there were approximately 20,520 open personal injury claims of which approximately 5,820 were filed in 2000, and approximately 5,690 have been filed since December 31, 2000.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company intends to continue its practice of vigorously defending these cases as they are listed for trial and expects the insurance carriers to continue to pay the legal costs and expenses. Management believes that the outcome of these cases will not have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

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

      The authorized capital stock consists of 150,000,000 shares of common stock and 4,000,000 shares of preferred stock, both having a par value of $1.25 per share. The preferred stock is issuable in series with terms as fixed by the Board of Directors. None of the preferred stock has been issued. On June 24, 1997, the Company adopted a revised Shareholder Rights Plan. Under the new Plan, the Board declared a dividend to shareholders of record on September 28, 1997, of one right for each share of common stock. The rights may only be exercised if, among other things, a person or group has acquired 15% or more, or intends to commence a tender offer for 20% or more, of the Company’s common stock. Each right entitles the holder to purchase 1/100th share of a new Harsco Junior Participating Cumulative Preferred Stock at an exercise price of $150. Once the rights become exercisable, if any person acquires 20% or more of the Company’s common stock, the holder of a right will be entitled to receive common stock calculated to have a value of two times the exercise price of the right. The rights, which expire on September 28, 2007, do not have voting power, and may be redeemed by the Company at a price of $.05 per right at any time until the 10th business day following public announcement that a person or group has accumulated 15% or more of the Company’s common stock. At December 31, 2001, 750,000 shares of $1.25 par value preferred stock were reserved for issuance upon exercise of the rights.

      The Board of Directors has authorized the repurchase of shares as follows:

			Remaining
	No. of Shares		No. of Shares
	Authorized	No. of Shares	Authorized
	to be Purchased	Purchased	for Purchase

1999	3,122,500	2,266,146	856,354
2000	856,354	351,200	505,154
2001	505,154	6,000	499,154

      In January 2002, the Board of Directors extended the share purchase authorization through January 28, 2003 for the 499,154 shares still remaining from the original authorization.

      In 2001, additional issuances of 10,695 shares, net of purchases, were made principally for SGB stock option exercises. In 2000 and 1999, additional share purchases of 3,520 and 58,155, respectively, net of issuances, were made principally as part of the 1995 Executive Compensation Plan.

      The following chart summarizes the Company’s common stock:

Balances Outstanding	Shares Issued	Treasury Shares	Shares

December 31, 1999	66,221,544	26,149,759	40,071,785
December 31, 2000	66,309,651	26,504,479	39,805,172
December 31, 2001	66,484,633	26,499,784	39,984,849

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a reconciliation of the average shares of common stock used to compute basic earnings per common share to the shares used to compute diluted earnings per common share as shown on the Consolidated Statement of Income:

(Amounts in thousands, except per share data)	2001	2000	1999

Net Income	$71,725	$96,803	$90,713

Average shares of common stock outstanding used to compute basic earnings per common share	39,876	39,964	40,882
Additional common shares to be issued assuming exercise of stock options, net of shares assumed reacquired	190	58	135

Shares used to compute dilutive effect of stock options	40,066	40,022	41,017

Basic earnings per common share	$1.80	$2.42	$2.22

Diluted earnings per common share	$1.79	$2.42	$2.21

12.     Stock-Based Compensation

      The Company’s net income and net income per common share would have been reduced to the pro forma amounts indicated below if compensation cost for the Company’s stock option plan had been determined based on the fair value at the grant date for awards in accordance with the provisions of SFAS No. 123.

(In thousands, except per share)	2001	2000	1999

Net income:
As reported	$71,725	$96,803	$90,713
Pro forma	68,033	94,395	89,113
Basic earnings per share:
As reported	1.80	2.42	2.22
Pro forma	1.71	2.36	2.18
Diluted earnings per share:
As reported	1.79	2.42	2.21
Pro forma	1.70	2.36	2.17

      The fair value of the options granted during 2001, 2000 and 1999 is estimated on the date of grant using the binomial option pricing model. The weighted-average assumptions used and the estimated fair value are as follows:

	2001	2000	1999

Expected term	4 years	4 years	4 years
Expected stock volatility	36.6%	30.5%	25.0%
Risk-free interest rate	4.96%	6.44%	4.65%
Dividend	$.96	$.94	$.91
Rate of dividend increase	5%	5%	5%
Fair value	$6.83	$7.13	$5.18

      The Company has granted stock options to officers, certain key employees, and directors for the purchase of its common stock under two shareholder-approved plans. The 1995 Executive Incentive Compensation Plan authorizes the issuance of up to 4,000,000 shares of the Company’s common stock for use in paying incentive compensation awards in the form of stock options. The 1995 Non-Employee Directors’ Stock Plan authorizes the issuance of up to 300,000 shares of the Company’s common stock for stock option awards. Options are granted at fair market value at date of grant and become exercisable commencing one year later. The options expire ten years from the date of grant. Upon shareholder approval of these two plans in 1995, the Company terminated the use of the 1986 stock option plan for granting of stock option awards. At December 31, 2001, there were 1,739,882 and 192,000 shares available for granting stock options under the 1995 Executive Incentive Compensation Plan and the 1995 Non-Employee Directors’ Stock Plan, respectively.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Changes during 2001, 2000, and 1999 in options outstanding were:

	Shares	Weighted Average
	Under Option	Exercise Price

Outstanding, January 1, 1999	1,122,768	$29.14
Granted	428,400	26.92
Exercised	(146,164)	19.06
Terminated and expired	(68,400)	31.36

Outstanding, December 31, 1999	1,336,604	28.97
Granted	539,247 (1)	28.18
Exercised	(88,107)	22.11
Terminated and expired	(105,052)	33.01

Outstanding, December 31, 2000	1,682,692	29.18
Granted	726,240	25.69
Exercised	(187,693)	25.00
Terminated and expired	(85,424)	30.28

Outstanding, December 31, 2001	2,135,815	$28.31

(1)	Included in the 2000 grant are 61,097 options granted to SGB key employees as part of the Company’s acquisition of SGB. These options are not a part of the 1995 Executive Incentive Plan, or the 1995 Non-Employee Directors’ Stock Plan.

      Options to purchase 1,429,087 shares, 1,162,947 shares, and 932,704 shares were exercisable at December 31, 2001, 2000, and 1999, respectively. The following table summarizes information concerning outstanding and exercisable options at December 31, 2001.

	Options Outstanding			Options Exercisable

		Remaining
Range of	Number	Contractual Life	Weighted Average	Number	Weighted Average
Exercisable Prices	Outstanding	In Years	Exercise Price	Exercisable	Exercise Price

$16.67 – $23.81	205,384	4.2	$21.15	205,384	$21.15
24.58 – 29.47	1,476,815	8.0	26.99	770,087	28.16
30.46 – 46.16	453,616	5.6	35.83	453,616	35.83

	2,135,815			1,429,087

      During 2001, 2000, and 1999, the Company had non-cash transactions related to stock option exercises of $0.1 million, $0.1 million, and $0.5 million, respectively, whereby old shares were exchanged for new shares.

      As of January 1, 1999, the restricted stock portion of the 1995 Executive Incentive Compensation Plan was discontinued.

13.     Financial Instruments

     Off-Balance Sheet Risk

      As collateral for performance and to insurers, the Company is contingently liable under standby letters of credit and bonds in the amount of $184.3 million and $181.6 million at December 31, 2001 and 2000, respectively. These standby letters of credit and bonds are generally in force for up to three years. Certain issues have no scheduled expiration date. The Company pays fees to various banks and insurance companies that range from 0.08 to 1.9 percent per annum of their face value. If the Company were required to obtain replacement standby letters of credit and bonds as of December 31, 2001 for those currently outstanding, it is the Company’s opinion that the replacement costs would not vary significantly from the present fee structure.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company generally has currency exposures in 40 countries. The Company’s primary foreign currency exposures are in the United Kingdom, Brazil, South Africa, Australia, Canada, France, and Mexico.

     Derivative Instruments and Hedging Activities

      As of January 1, 2001, the company adopted the Financial Accounting Standards Board (FASB) Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). The cumulative effect adjustment as of January 1, 2001 was comprised of other comprehensive expense of $33 thousand related to mark-to-market adjustments on derivatives in hedge relationships, and $12 thousand of income related to mark-to-market adjustments on embedded derivatives recorded in current earnings. All of the transition adjustment related to cash flow hedges included in other comprehensive income or expense was reclassified into income in 2001.

      The Company records any ineffective portion of the hedging instruments in cost of sales on the Consolidated Statement of Income. The premiums paid on forward contracts are deemed to be ineffective and in 2001, there was a $17 thousand pretax net expense recorded in cost of sales related to these premiums. Premiums are excluded from the assessment of hedge effectiveness, and since the critical terms of the hedging instruments were the same as the underlying transactions, there was no other hedge ineffectiveness.

      In the event the underlying forecasted transaction of a cash flow hedge does not occur, or it becomes probable that it will not occur, the Company reclassifies the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to costs of sales on the Consolidated Statement of Income at that time. During 2001, there was a $36 thousand net pretax gain recognized in cost of sales related to a hedge of a forecasted transaction that did not occur.

      Of the $84 thousand net loss remaining in other comprehensive income at December 31, 2001, $6 thousand is expected to be reclassified into earnings during 2002.

      The Company has several hedges of net investment recorded in accordance with SFAS 133. In 2001, the Company recorded a debit of $1.1 million in the foreign currency translation adjustments line of other comprehensive income (expense) related to hedges of net investments.

      At December 31, 2001 and 2000, the Company had $1.8 million and $3.1 million contracted amounts, respectively, of foreign currency forward exchange contracts outstanding. These contracts are part of a worldwide program to minimize foreign currency exchange operating income and balance sheet exposure. The unsecured contracts mature within 12 months and are with major financial institutions. The Company may be exposed to credit loss in the event of non-performance by the other parties to the contracts. The Company evaluates the credit worthiness of the counterparties’ financial condition and does not expect default by the counterparties. Foreign currency forward exchange contracts are used to hedge commitments, such as foreign currency debt, firm purchase commitments, and foreign currency cash flows for certain export sales transactions.

      The following tables summarize by major currency the contractual amounts of the Company’s forward exchange contracts in U.S. dollars as of December 31, 2001 and 2000. The “Buy” amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the “Sell” amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies.

(In thousands)	As of December 31, 2001

		U.S. Dollar		Recognized
	Type	Equivalent	Maturity	Gain (Loss)

Forward exchange contracts:
British pounds	Buy	$1,720	Various in 2002	$13
British pounds	Sell	130	January 10, 2002	(5)

		$1,850		$8

      At December 31, 2001, the Company held forward exchange contracts in British pounds, which were used to offset certain future payments between the Company and its various subsidiaries. The Company did not elect to treat these contracts as hedges under SFAS 133 and so mark to market gains and losses were recognized in income.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands)	As of December 31, 2000

		U.S. Dollar		Recognized	Unrealized
	Type	Equivalent	Maturity	Gain (Loss)	Gain (Loss)

Forward exchange contracts:
British pounds	Buy	$1,938	Various in 2001	$(74)	$—
British pounds	Sell	501	Various in 2001	(2)	—
Australian dollars	Buy	199	Various in 2001	—	2
Japanese yen	Buy	186	January 4, 2001	—	(12)
Euros	Buy	160	January 4, 2001	—	7
British pounds	Sell	70	January 4, 2001	—	2

		$3,054		$(76)	$(1)

      At December 31, 2000, the Company held forward exchange contracts in British pounds, which were used to hedge certain future payments between the Company and its various subsidiaries. These forward contracts did not qualify as hedges for financial reporting purposes. At December 31, 2000, the Company had recorded net losses of $0.1 million on these contracts. The Company also had forward exchange contracts in British pounds, Japanese yen, euros and Australian dollars, which were used to hedge equipment purchases. Since these contracts hedged identifiable foreign currency commitments, the losses were deferred and accounted for as part of the underlying transactions.

     Concentrations of Credit Risk

      Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, investments, and accounts receivable. The Company places its cash and cash equivalents with high quality financial institutions and, by policy, limits the amount of credit exposure to any one institution. Concentrations of credit risk with respect to accounts receivable are limited due to the Company’s large number of customers and their dispersion across different industries and geographies. The Company generally does not require collateral or other security to support customer receivables.

     Fair Value of Financial Instruments

      The major methods and assumptions used in estimating the fair values of financial instruments are:

     Cash and cash equivalents

The carrying amount approximates fair value due to the relatively short period to maturity of these instruments.

     Long-term debt

The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

     Foreign currency exchange contracts

The fair value of foreign currency exchange contracts are estimated by obtaining quotes from brokers.

      The carrying amounts and estimated fair values of the Company’s financial instruments as of December 31, 2001 and 2000 are:

(In thousands)	2001		2000

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$67,409	$67,409	$56,422	$56,422
Long-term debt including current maturities	732,668	738,271	789,069	790,070
Foreign currency exchange contracts	1,850	1,858	3,054	2,973

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     Information by Segment and Geographic Area

      The Company reports information about its operating segments according to the “management approach”. This approach is based on the way management organizes the segments within the enterprise for making operating decisions and assessing performance.

      The Company’s reportable segments are identified based upon differences in products, services, and markets served. The Company’s business units are aggregated into three reportable segments. These segments and the type of products and services offered include:

     Infrastructure

      Major products and services include scaffolding, powered access equipment, shoring, concrete forming products, erection and dismantling services and a variety of other access equipment; railway track maintenance equipment and services; industrial grating; and process equipment, including industrial blenders, dryers, mixers, water heaters and boilers.

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

     Other Information

      The measurement basis of segment profit or loss is net income. Interest income is recorded by each segment as incurred. Interest expense is allocated to the segments based on actual interest expense incurred by international operations and based on internal borrowings at estimated weighted average interest rates for U.S. operations. Income taxes are allocated to the segments based on actual income tax expense incurred, or where aggregated for tax purposes, based on the effective income tax rates for the countries in which they operate. Sales of the Company in the United States and the United Kingdom exceed 10% of consolidated sales with 52% and 18%, respectively, in 2001 and 58% and 14%, respectively, in 2000. No single customer represented 10% or more of the Company’s sales during 2001, 2000, or 1999. There are no significant inter-segment sales.

      Corporate assets include principally cash, investments, prepaid pension costs, and United States deferred taxes. Assets in the United Kingdom represent 28% of total segment assets as of December 31, 2001, and 26% of total segment assets as of December 31, 2000, and are disclosed separately in the geographic area information.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Segment Information

		Mill	Gas and Fluid	S3 Networks	General	Consolidated
	Infrastructure	Services	Control	LLC	Corporate	Total

(In millions)

Twelve Months Ended December 31, 2001
Net sales to unaffiliated customers	$887.0	$731.0	$489.1	$—	$—	$2,107.1

Operating income	$79.0	$61.3	$19.6	$—	$3.7	$163.6
Equity in income (loss) of affiliates, net	0.9	0.2	—	(2.9)	—	(1.8)
Interest income	0.4	4.1	0.1	—	1.0	5.6
Interest expense	(34.5)	(8.8)	(1.9)	—	(8.4)	(53.6)
Income tax (expense) benefit	(14.6)	(16.9)	(7.5)	1.0	1.0	(37.0)
Minority interest in net (income) loss	(0.3)	(4.9)	0.1	—	—	(5.1)

Segment net income (loss)	$30.9	$35.0	$10.4	$(1.9)	$(2.7)	$71.7

Twelve Months Ended December 31, 2000
Net sales to unaffiliated customers	$703.6	$757.4	$542.4	$—	$—	$2,003.4

Operating income (loss)	$62.3	$92.6	$41.1	$—	$(1.3)	$194.7
Equity in income (loss) of affiliates, net	0.6	0.8	—	(3.4)	—	(2.0)
Interest income	1.3	4.5	0.1	—	0.1	6.0
Interest expense	(24.1)	(10.7)	(3.6)	—	(11.7)	(50.1)
Income tax (expense) benefit	(13.8)	(23.9)	(13.7)	1.2	3.4	(46.8)
Minority interest in net income	(0.2)	(4.8)	—	—	—	(5.0)

Segment net income (loss)	$26.1	$58.5	$23.9	$(2.2)	$(9.5)	$96.8

Twelve Months Ended December 31, 1999
Net sales to unaffiliated customers(1)	$432.5	$737.8	$579.6	$—	$—	$1,749.9

Operating income (loss)	$41.2	$78.2	$47.5	$—	$(0.2)	$166.7
Equity in income of affiliates, net(2)	—	3.0	—	—	—	3.0
Interest income	0.2	4.3	0.1	—	0.1	4.7
Interest expense	(6.3)	(10.8)	(4.8)	—	(5.1)	(27.0)
Income tax (expense) benefit	(12.6)	(24.4)	(15.9)	—	1.3	(51.6)
Minority interest in net (income) loss	—	(5.2)	0.1	—	—	(5.1)

Segment net income (loss)	$22.5	$45.1	$27.0	$—	$(3.9)	$90.7

(1)	In order to comply with Emerging Issues Task Force (EITF) Issue No. 00-10, all shipping and handling costs amounting to $33 million for the twelve months ended December 31, 1999 have been reclassified as cost of services sold or as cost of products sold rather than as reductions of sales. The reclassification had no effect on previously reported operating income or net income for the twelve months ended December 31, 1999.

(2)	Equity in income (loss) of affiliates is now separately reported. In 1999 these amounts were originally classified in operating income. Amounts previously reported as operating income for the twelve months ended December 31, 1999 were $81.2 million for Mill Services Segment and a consolidated total of $169.7 million. Reported operating income amounts for the other segments are unchanged.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Segment Information

				Depreciation and
	Assets			Amortization			Capital Expenditures

(In millions)	2001	2000	1999	2001	2000	1999	2001	2000	1999

Infrastructure	$853.1	$906.4	$325.7	$56.0	$38.0	$17.0	$59.4	$53.8	$17.9
Mill Services	855.2	900.9	934.6	99.6	97.7	99.5	82.5	116.5	134.9
Gas and Fluid Control	297.3	312.3	347.9	19.6	19.6	18.1	13.9	9.4	21.4

Segment totals	2,005.6	2,119.6	1,608.2	175.2	155.3	134.6	155.8	179.7	174.2
Corporate	85.2	61.3	51.6	1.3	3.8	1.3	0.3	0.3	1.0

Total	$2,090.8	$2,180.9	$1,659.8	$176.5	$159.1	$135.9	$156.1	$180.0	$175.2

     Information by Geographic Area(1)

Geographic Area	Net Sales to Unaffiliated Customers			Segment Assets

(In millions)	2001	2000	1999(2)	2001	2000	1999

United States	$1,085.5	$1,152.6	$1,126.4	$745.4	$810.6	$797.1
United Kingdom	389.0	286.5	156.6	565.3	558.6	186.2
All Other	632.6	564.3	466.9	694.9	750.4	624.9

Segment Totals	$2,107.1	$2,003.4	$1,749.9	$2,005.6	$2,119.6	$1,608.2

(1)	Revenues are attributed to individual countries based on the location of the facility generating the revenue.

(2)	In order to comply with EITF Issue No. 00-10, all shipping and handling costs have been classified as cost of services sold or as cost of products sold rather than as reductions of sales. Sales amounting to $33 million for the twelve months ended December 31, 1999 have been reclassified to reflect this change.

15.     Other (Income) and Expenses

      In the years 2001, 2000, and 1999, the Company recorded pre-tax Other (income) and expenses of $23.5 million, $1.3 million, and $6.0 million, respectively:

	Other (Income) and Expenses

(In thousands)	2001	2000	1999

Net gains	$(6,880)	$(4,325)	$(560)
Impaired asset write-downs	15,181	1,876	2,878
Employee termination benefit costs	10,631	3,854	2,889
Costs to exit activities	2,670	590	502
Other	1,888	(661)	310

Total	$23,490	$1,334	$6,019

     Net Gains

      Net gains in 2001 were recorded in all three operating segments as well as corporate headquarters principally on the sales of redundant properties (primarily land, buildings and related equipment) and non-core product lines.

      Net gains in 2000 were recorded in all three operating segments recorded principally on the sales of non-core product lines and redundant properties. Cash proceeds associated with these gains are included in Proceeds from the sale of assets in the investing activities section of the Consolidated Statement of Cash Flows.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Impaired Asset Write-downs

      Impaired asset write-downs in 2001 (principally in the fourth quarter) include non-cash write-downs of the Company’s investment in fixed plant and equipment. This includes a pre-tax write-down of $12.9 million in the Mill Services Segment of which $8.0 million relates to a held-for-sale plant in the United States associated with the Company’s roofing granules business. The remaining $4.9 million in the Mill Services Segment relates to fixed plant and equipment associated with steel mill customers in principally the United States and Asia. Also, during 2001, $1.4 million of impaired asset write-downs, principally for fixed plant and equipment, were recorded by the Gas and Fluid Control Segment.

      The write-downs in 2001 became necessary as a result of adverse changes in the Company’s business environment. In particular, several steel mill customers filed for bankruptcy protection or shut down operations thus necessitating the write-downs.

      Impairment losses were measured as the amount by which the carrying amount of assets exceeded their estimated fair value. Fair value was estimated based upon the expected future realizable cash flows including anticipated selling prices.

      Non-cash impaired asset write-downs are included in Other (income) and expenses in the Consolidated Statement of Cash Flows as adjustments to reconcile net income to net cash provided by operating activities.

     Employee Termination Benefit Costs

      Employee termination benefit costs consist principally of severance arrangements to employees terminated as a result of management reorganization actions. Under these reorganization actions, the Company’s management has established and approved specific plans of termination. Details of the termination benefit plans have been communicated to the affected employees prior to recognition of related provisions.

      During 2001, $10.6 million of expense related to employee termination benefits was incurred primarily in the Mill Services and Gas and Fluid Control Segments principally in Europe and the United States. In 2001, 915 employees were included in employee termination arrangements initiated by the Company and approximately $6.6 million of cash payments were made under such arrangements. The payments are reflected as uses of operating cash in the Consolidated Statement of Cash Flows.

      During 2000, $3.9 million of employee termination benefit costs were incurred, principally in the Mill Services Segment, primarily in Europe. Additionally, employee termination benefit costs were incurred in the United States in the Gas and Fluid Control Segment as well as at corporate headquarters. In 2000, approximately 294 employees were included in employee termination arrangements initiated by the Company and approximately $3.3 million of cash payments were made under such arrangements. An additional $0.9 million was disbursed in 2001 for the 2000 reorganization actions.

      During 1999, $2.9 million of expense related to employee termination benefits was incurred, principally in the Mill Services Segment, primarily in Europe. In 1999, approximately 220 employees were included in employee termination arrangements initiated by the Company, and approximately $1.8 million of cash payments were made under such arrangements. An additional $0.8 million was disbursed in 2000 for the 1999 reorganization actions.

     Employee Termination Benefit Costs and Payments

(In millions)	Summary of Activity

Original Reorganization Action Period	2001	2000	1999

Employee termination benefits expense	$10.6	$3.9	$2.9

Payments:(1)
In 1999	—	—	(1.8)
In 2000	—	(3.3)	(0.8)
In 2001	(6.6)	(0.9)	—

Total payments	(6.6)	(4.2)	(2.6)
Other	—	0.3	(0.3)

Remaining payments as of December 31, 2001	$4.0	$—	$—

(1)	Payments are categorized according to the original reorganization action period to which they relate (2001, 2000 or 1999). Cash severance payments in 2001 and 2000 occurred principally in the Mill Services Segment primarily in Europe. Cash severance payments in 1999 occurred principally in the Mill Services Segment in South Africa principally for 1998 reorganization actions.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Employee Terminations — Number of Employees

	Summary of Activity

Original Reorganization Action Period	2001	2000	1999

Employees affected by new reorganization actions	915	294	220

Employee terminations:
In 1999	—	—	(172)
In 2000	—	(282)	(39)
In 2001	(761)	(12)	—

Total terminations	(761)	(294)	(211)
Other	—	—	(9)

Remaining terminations as of December 31, 2001	154	—	—

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

      During 2001, $2.7 million of exit costs were incurred. These were incurred principally in the Mill Services and Gas and Fluid Control Segments.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Two-Year Summary of Quarterly Results (Unaudited)

	2001
(In millions, except per share amounts)
Quarterly	First	Second	Third	Fourth

Net sales	$526.2	$532.2	$530.9	$517.8
Gross profit(2)	115.8	132.8	127.5	109.1
Net income	10.1	24.7	26.8	10.0
Diluted earnings per share	.25	.62	.67	.25

	2000
(In millions, except per share amounts)
Quarterly	First	Second	Third	Fourth

Net sales(1)	$457.5	$465.6	$541.4	$538.9
Gross profit(2)	92.6	108.7	133.0	133.2
Net income	20.2	28.2	22.3	26.1
Diluted earnings per share	.50	.70	.56	.65

(1)	In order to comply with EITF Issue No. 00-10, all shipping and handling costs have been classified as cost of services sold or as cost of products sold rather than as reductions of sales. Sales amounting to $8.4 million, $8.6 million, and $8.6 million for the first, second, and third quarters of 2000, respectively, have been reclassified to reflect this change.

(2)	Gross profit is defined as Net sales less Cost of sales, Other (income) and expenses, and Research and development expenses.

     Common Stock Price and Dividend Information

	Market Price
	Per Share
			Dividends Declared
	High	Low	Per Share

2001
First Quarter	$28.48	$23.60	$.24
Second Quarter	29.25	23.71	.24
Third Quarter	36.00	25.85	.24
Fourth Quarter	35.00	29.40	.25
2000
First Quarter	$31.63	$24.00	$.235
Second Quarter	30.00	25.48	.235
Third Quarter	29.875	21.25	.235
Fourth Quarter	26.75	17.69	.24

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      (a) Identification of Directors:

Information regarding the identification of directors and positions held is incorporated by reference to the 2002 Proxy Statement.

      (b) Identification of Executive Officers:

Set forth below, as of March 21, 2002, are the executive officers (this excludes one corporate officer who is not deemed an “executive officer” within the meaning of applicable Securities and Exchange Commission regulations) of the Company and certain information with respect to each of them. The executive officers were elected to their respective offices on April 24, 2001, or at various times during the year as noted. All terms expire on April 30, 2002. There are no family relationships between any of the officers.

Name	Age	Principal Occupation or Employment

Corporate Officers:
D. C. Hathaway	57	Chairman, President and Chief Executive Officer since July 31, 2000. Chairman and Chief Executive Officer from January 1, 1998 to July 31, 2000. Served as Chairman, President and Chief Executive Officer from April 1, 1994 to December 31, 1997, and President and Chief Executive Officer from January 1, 1994 to April 1, 1994. Director since 1991. From 1991 to 1993, served as President and Chief Operating Officer. From 1986 to 1991 served as Senior Vice President — Operations of the Corporation. Served as Group Vice President from 1984 to 1986 and as President of the Dartmouth Division of the Corporation from 1979 until 1984.

G. D. H. Butler	55	Senior Vice President — Operations of the Corporation effective September 26, 2000 and Director since January 2002. Concurrently serves as President of the Heckett MultiServ-East Division and President of the SGB Division. Was President of the Heckett MultiServ-East Division from July 1, 1994, to September 26, 2000. Served as Managing Director — Eastern Region of the Heckett MultiServ Division from January 1, 1994 to June 30, 1994. Served in various officer positions within MultiServ International, N. V. prior to 1994 and prior to Harsco’s acquisition of that corporation in August 1993.

P. C. Coppock	51	Senior Vice President, Chief Administrative Officer, General Counsel and Secretary of the Corporation effective January 1, 1994. Served as Vice President, General Counsel and Secretary of the Corporation from May 1, 1991 to December 31, 1993. From 1989 to 1991 served as Secretary and Corporate Counsel and as Assistant Secretary and Corporate Counsel from 1986 to 1989. Served in various Corporate Attorney positions for the Corporation since 1981.

Name	Age	Principal Occupation or Employment

S. D. Fazzolari	49	Senior Vice President, Chief Financial Officer and Treasurer of the Corporation effective August 24, 1999 and Director since January 2002. Served as Senior Vice President and Chief Financial Officer from January 1998 to August 1999. Served as Vice President and Controller from January 1994 to December 1997 and as Controller from January 1993 to January 1994. Previously served as Director of Auditing from 1985 to 1993, and served in various auditing positions from 1980 to 1985.

R. W. Kaplan	50	Senior Vice President-Operations of the Corporation effective July 1, 1998. Concurrently serves as President of the Harsco Gas & Fluid Control Group and was President of the Taylor-Wharton Gas Equipment Division from February 1, 1994 to November 16, 1999. Served as Vice President and Treasurer of the Corporation from January 1992 to February 1994. Served as Treasurer of the Corporation from May 1991 to December 1992. Previously served as Vice President and General Manager of the Plant City Steel/ Taylor-Wharton Division from 1987 to 1991 and Vice President and Controller of the Division from 1985 to 1987. Previously served in various Corporate treasury/financial positions since 1979.

S. J. Schnoor	48	Vice President and Controller of the Corporation effective May 15, 1998. Served as Vice President and Controller of the Patent Construction Systems Division from February 1996 to May 1998 and as Controller of the Patent Construction Systems Division from January 1993 to February 1996. Previously served in various auditing positions for the Corporation from 1988 to 1993.

      (c) Beneficial Ownership Reporting Compliance

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of the 2002 Proxy Statement.

Item 11.     Executive Compensation

      Information regarding compensation of executive officers and directors is incorporated by reference to the sections entitled “Executive Compensation and Other Information” and “Directors’ Compensation” of the 2002 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the section entitled “Share Ownership of Management” of the 2002 Proxy Statement.

Item 13.     Certain Relationships and Related Transactions

      Information regarding certain relationships and related transactions is incorporated by reference to the section entitled “Employment Agreements with Officers of the Company” of the 2002 Proxy Statement.

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.	The Consolidated Financial Statements are listed in the index to Item 8, “Financial Statements and Supplementary Data,” on page 20.

(a) 2.	The following financial statement schedule should be read in conjunction with the Consolidated Financial Statements (see Item 8, “Financial Statements and Supplementary Data”):

Page

Report of Independent Accountants on Financial Statement Schedule	54
Schedule II — Valuation and Qualifying Accounts for the years 2001, 2000 and 1999	55

      Schedules other than those listed above are omitted for the reason that they are either not applicable or not required or because the information required is contained in the financial statements or notes thereto.

      Condensed financial information of the registrant is omitted since there are no substantial amounts of “restricted net assets” applicable to the Company’s consolidated subsidiaries.

      Financial statements of 50% or less owned unconsolidated companies are not submitted inasmuch as (1) the registrant’s investment in and advances to such companies do not exceed 20% of the total consolidated assets, (2) the registrant’s proportionate share of the total assets of such companies does not exceed 20% of the total consolidated assets, and (3) the registrant’s equity in the income from continuing operations before income taxes of such companies does not exceed 20% of the total consolidated income from continuing operations before income taxes.

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

[PRICEWATERHOUSECOOPERS LOGO]

To the Board of Directors of

Harsco Corporation:

      Our audits of the consolidated financial statements referred to in our report dated January 31, 2002 appearing on page 21 of this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

January 31, 2002

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

Column A	Column B	Column C	Column D			Column E

		Additions	(Deductions) Additions

			Due to
	Balance at	Charged to	Currency
	Beginning	Cost and	Translation			Balance at
Description	of Period	Expenses	Adjustments	Other(1)		End of Period

For the year 2001:
Deducted from Receivables:
Uncollectible accounts	$26,078	$12,610	$(496)	$(5,503)		$32,689

Deducted from Inventories:
Inventory valuations	$9,038	$2,600	$(331)	$(5,851)		$5,456

Other Reorganization and Valuation Reserves	$23,848	$9,308	$(536)	$(13,016)		$19,604

For the year 2000:
Deducted from Receivables:
Uncollectible accounts	$13,339	$3,997	$(494)	$9,236	(2)	$26,078

Deducted from Inventories:
Inventory valuations	$10,684	$2,121	$(284)	$(3,483	)(3)	$9,038

Other Reorganization and Valuation Reserves	$17,080	$2,116	$(666)	$5,318	(4)	$23,848

For the year 1999:
Deducted from Receivables:
Uncollectible accounts	$13,602	$4,844	$(153)	$(4,954)		$13,339

Deducted from Inventories:
Inventory valuations	$5,777	$6,383	$(132)	$(1,344)		$10,684

Other Reorganization and Valuation Reserves	$25,316	$5,206	$(389)	$(13,053	)(5)	$17,080

(1)	Includes principally the use of previously reserved balances.

(2)	Includes $18,791 increase due to opening balance sheet receivable reserves of SGB Group and $5,630 charged against those reserves.

(3)	Includes $3,309 increase due to opening balance sheet inventory reserves of SGB Group.

(4)	Includes $15,602 increase due to opening balance sheet reorganization reserves of SGB Group and $2,338 charged against those reserves.

(5)	Includes $5,942 of charges against the opening balance sheet reorganization reserves of Faber Prest acquired in 1998.

      (a) 3.     Listing of Exhibits Filed with Form 10-K

Exhibit
Number	Data Required	Location in 10-K

3(a)	Articles of Incorporation as amended April 24, 1990	Exhibit volume, 1990 10-K
3(b)	Certificate of Amendment of Articles of Incorporation filed June 3, 1997	Exhibit volume, 1999 10-K
3(c)	Certificate of Designation filed September 25, 1997	Exhibit volume, 1997 10-K
3(d)	By-laws as amended April 25, 1990	Exhibit volume, 1990 10-K
4(a)	Harsco Corporation Rights Agreement dated as of September 28, 1997, with Chase Mellon Shareholder Services L.L.C.	Incorporated by reference to Form 8-A, filed September 26, 1997
4(b)	Registration of Preferred Stock Purchase Rights	Incorporated by reference to Form 8-A dated October 2, 1987
4(c)	Current Report on dividend distribution of Preferred Stock Purchase Rights	Incorporated by reference to Form 8-K dated October 13, 1987
4(d)	Debt Securities Registered under Rule 415 (6% Notes)	Incorporated by reference to Form S-3, Registration No. 33-42389 dated August 23, 1991
4(e)	6% 1993 Notes due September 15, 2003 described in Prospectus Supplement dated September 8, 1993 to Form S-3 Registration under Rule 415 dated August 23, 1991	Incorporated by reference to the Prospectus Supplement dated September 8, 1993 to Form S-3, Registration No. 33-42389 dated August 23, 1991
4(f)	Debt and Equity Securities Registered	Incorporated by reference to Form S-3, Registration No. 33-56885 dated December 15, 1994, effective date January 12, 1995
4(g)	Harsco Finance B. V. £200 million, 7.25% Guaranteed Notes due 2010	Exhibit to 10-Q for the period ended September 30, 2000
4(h)	Cash Offer for SGB Group PLC	Exhibit to 10-Q for the period ended June 30, 2000

Exhibit
Number	Data Required	Location in 10-K

Material Contracts — Credit facility
10(a)(i)	$50,000,000 Facility agreement dated December 15, 2000	Exhibit volume, 2000 10-K
10(a)(ii)	Agreement extending term of $50,000,000 Facility agreement dated December 15, 2000	Exhibit volume, 2001 10-K
10(b)(i)	$50,000,000 Facility agreement dated January 12, 2001	Exhibit volume, 2000 10-K
10(b)(ii)	Agreement extending term of $50,000,000 Facility agreement dated January 12, 2001	Exhibit volume, 2001 10-K
10(c)	Commercial Paper Payment Agency Agreement Dated October 1, 2000, Between Salomon Smith Barney Inc. and Harsco Corporation	Exhibit volume, 2000 10-K
10(d)	Commercial Paper Dealer Agreement Dated October 11, 1994, Between Lehman Brothers, Inc. and Harsco Corporation	Exhibit volume, 1994 10-K
10(e)	Issuing and Paying Agency Agreement, Dated October 12, 1994, Between Morgan Guaranty Trust Company of New York and Harsco Corporation	Exhibit volume, 1994 10-K
10(f)	Commercial Paper Agreement with Banque Bruxelles Lambert S.A./ Bank Brussel Lambert N.V. dated September 25, 1996	Exhibit to 10-Q for the period ended September 30, 1996
10(g)	364-Day Credit Agreement	Exhibit to 10-Q for the period ended September 30, 2001
10(h)	Five Year Credit Agreement	Exhibit to 10-Q for the period ended September 30, 2000
10(i)	Commercial Paper Dealer Agreement dated June 7, 2001, between Citibank International plc, National Westminster Bank plc, The Royal Bank of Scotland plc and Harsco Finance B.V.	Exhibit to 10-Q for the period ended June 30, 2001
Material Contracts — Underwriting
10(j)	Commercial Paper Placement Agency Agreement dated November 6, 1998, between Chase Securities, Inc. and Harsco Corporation	Exhibit volume, 1998 10-K

Exhibit
Number	Data Required	Location in 10-K

Material Contracts — Management Contracts and Compensatory Plans
10(k)	Harsco Corporation Supplemental Retirement Benefit Program as amended January 27, 1998	Exhibit volume, 1997 10-K
10(l)	Trust Agreement between Harsco Corporation and Dauphin Deposit Bank and Trust Company dated July 1, 1987 relating to the Supplemental Retirement Benefit Plan	Exhibit volume, 1987 10-K
10(m)	Harsco Corporation Supplemental Executive Retirement Plan as amended	Exhibit volume, 1991 10-K
10(n)	Trust Agreement between Harsco Corporation and Dauphin Deposit Bank and Trust Company dated November 22, 1988 relating to the Supplemental Executive Retirement Plan	Exhibit volume, 1988 10-K
10(o)(i)	1995 Executive Incentive Compensation Plan	Proxy Statement dated March 22, 1995 on Exhibit A pages A-1 through A-12
10(o)(ii)	Amendment to 1995 Incentive Compensation Plan	Proxy Statement dated March 23, 1998 on page 23
10(o)(iii)	Amendment to 1995 Incentive Compensation Plan	Proxy Statement dated March 21, 2001 on page 26
10(p)	Authorization, Terms and Conditions of the Annual Incentive Awards, as amended and Restated November 15, 2001, under the 1995 Executive Incentive Compensation Plan	Exhibit volume, 2001 10-K
Employment Agreements —
10(q)	D. C. Hathaway	Exhibit volume, 1989 10-K Uniform agreement, the same as shown for J. J. Burdge
10(q)	G. D. H. Butler	Exhibit volume, 1989 10-K Uniform agreement, the same as shown for J. J. Burdge
10(q)	P. C. Coppock	Exhibit volume, 1989 10-K Uniform agreement, the same as shown for J. J. Burdge
10(q)	S. D. Fazzolari	Exhibit volume, 1989 10-K Uniform agreement, the same as shown for J. J. Burdge
10(q)	R. W. Kaplan	Exhibit volume, 1989 10-K Uniform agreement, the same as shown for J. J. Burdge
10(r)	Special Supplemental Retirement Benefit Agreement for D. C. Hathaway	Exhibit Volume, 1988 10-K
10(s)	Settlement Agreement with Leonard A. Campanaro	Exhibit to 10-Q for the period ended June 30, 2000

Exhibit
Number	Data Required	Location in 10-K

Director Indemnity Agreements —
10(t)	A. J. Sordoni, III	Exhibit volume, 1989 10-K Uniform agreement, same as shown for J. J. Burdge
10(t)	R. C. Wilburn	Exhibit volume, 1989 10-K Uniform agreement, same as shown for J. J. Burdge
10(t)	J. I. Scheiner	Exhibit volume, 1989 10-K Uniform agreement, same as shown for J. J. Burdge
10(t)	C. F. Scanlan	Exhibit volume, 1989 10-K Uniform agreement, same as shown for J. J. Burdge
10(t)	J. J. Jasinowski	Exhibit volume, 1989 10-K Uniform agreement, same as shown for J. J. Burdge
10(t)	J. P. Viviano	Exhibit volume, 1989 10-K Uniform agreement, same as shown for J. J. Burdge
10(t)	D. H. Pierce	Exhibit volume, 1989 10-K Uniform agreement, same as shown for J. J. Burdge
10(t)	I. C. Strachan	Exhibit volume, 1989 10-K Uniform agreement, same as shown for J. J. Burdge
10(u)	Harsco Corporation Deferred Compensation Plan for Non-Employee Directors, as amended and restated June 26, 2001	Exhibit to 10-Q for the period ended June 30, 2001
10(v)	Harsco Corporation 1995 Non-Employee Directors’ Stock Plan	Proxy Statement dated March 22, 1995 on Exhibit B pages B-1 through B-6
12	Computation of Ratios of Earnings to Fixed Charges	Exhibit volume, 2001 10-K
21	Subsidiaries of the Registrant	Exhibit volume, 2001 10-K
23	Consent of Independent Accountants	Exhibit volume, 2001 10-K

      Exhibits other than those listed above are omitted for the reason that they are either not applicable or not material.

      The foregoing Exhibits are available from the Secretary of the Company upon receipt of a fee of $10 to cover the Company’s reasonable cost of providing copies of such Exhibits.

      (b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARSCO CORPORATION

By	/s/ SALVATORE D. FAZZOLARI

Salvatore D. Fazzolari
Senior Vice President, Chief Financial Officer and Treasurer

Date 3-21-02

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DEREK C. HATHAWAY (Derek C. Hathaway)	Chairman, President and Chief Executive Officer	3-21-02

/s/ GEOFFREY D. H. BUTLER (Geoffrey D. H. Butler)	Senior Vice President — Operations and Director	3-21-02

/s/ SALVATORE D. FAZZOLARI (Salvatore D. Fazzolari)	Senior Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial Officer)	3-21-02

/s/ STEPHEN J. SCHNOOR (Stephen J. Schnoor)	Vice President and Controller (Principal Accounting Officer)	3-21-02

/s/ JERRY J. JASINOWSKI (Jerry J. Jasinowski)	Director	3-21-02

/s/ D. HOWARD PIERCE (D. Howard Pierce)	Director	3-21-02

/s/ CAROLYN F. SCANLAN (Carolyn F. Scanlan)	Director	3-21-02

/s/ JAMES I. SCHEINER (James I. Scheiner)	Director	3-21-02

/s/ ANDREW J. SORDONI III (Andrew J. Sordoni III)	Director	3-21-02

/s/ IAN C. STRACHAN (Ian C. Strachan)	Director	3-21-02

/s/ JOSEPH P. VIVIANO (Joseph P. Viviano)	Director	3-21-02

/s/ DR. ROBERT C. WILBURN (Dr. Robert C. Wilburn)	Director	3-21-02

HARSCO CORPORATION FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

Item 14(a) 3. Exhibits

Exhibit                                                                Document
Number                                                                   Pages
-------                                                                --------
10(a)(ii)    Agreement extending term of $50,000,000 Facility            1 - 2
                 Agreement dated December 15, 2000

10(b)(ii)    Agreement extending term of $50,000,000 Facility            1 - 5
                 Agreement dated January 12, 2001

10(p)        Authorization, Terms and Conditions of The Annual           1 - 8
                 Incentive Awards, as Amended and Restated November
                 15, 2001, Under the 1995 Executive Incentive
                 Compensation Plan

12           Computation of Ratios of Earnings to Fixed Charges            1

21           Subsidiaries of the Registrant                              1 - 5

23           Consent of Independent Accountants                            1