Form 10-Q
period 2002-03-31
HARSCO CORP
filed 2002-05-10
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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
YES         NO

Title of Each Class	Outstanding Shares at March 31, 2002

Common Stock Par Value $1.25	40,121,711

Preferred Stock Purchase Rights	40,121,711

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended
	March 31
(In thousands, except per share amounts)	2002	2001(1)

Revenues from continuing operations:

Service sales	$309,861	$325,064

Product sales	148,723	179,559

Other	19	421

Total revenues	458,603	505,044

Costs and expenses from continuing operations:

Cost of services sold	227,187	237,643

Cost of products sold	117,330	147,470

Selling, general, and administrative expenses	78,394	81,060

Research and development expenses	857	585

Other expense	1,335	3,848

Total costs and expenses	425,103	470,606

Operating income from continuing operations	33,500	34,438

Equity in income (loss) of affiliates, net	205	(2,238)

Interest income	1,363	1,220

Interest expense	(11,226)	(14,540)

Income from continuing operations before income taxes and minority interest	23,842	18,880

Provision for income taxes	7,392	6,608

Income from continuing operations before minority interest	16,450	12,272

Minority interest in net income	1,445	1,086

Income from continuing operations	15,005	11,186

Discontinued Operations:

Loss from operations of discontinued business	(1,319)	(1,607)

Provision for income taxes	475	562

Loss from discontinued operations	(844)	(1,045)

Net Income	$14,161	$10,141

Average shares of common stock outstanding	40,041	39,807

Basic earnings per common share:

Income from continuing operations	.37	.28

Income from discontinued operations	(.02)	(.03)

Basic earnings per common share	$.35	$.25

Diluted average shares of common stock outstanding	40,535	39,879

Diluted earnings per common share:

Income from continuing operations	.37	.28

Income from discontinued operations	(.02)	(.03)

Diluted earnings per common share	$.35	$.25

(1)	In order to comply with the Financial Accounting Standards Board (FASB) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” 2001 information has been reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31	December 31
(In thousands)	2002	2001(1)

ASSETS

Current assets:

Cash and cash equivalents	$60,454	$67,409

Accounts receivable, net	390,227	386,230

Inventories	186,658	176,970

Other current assets	69,759	68,545

Total current assets	707,098	699,154

Property, plant and equipment, net	817,771	834,917

Cost in excess of net assets of businesses acquired, net	347,778	353,564

Other assets	175,796	180,439

Assets of discontinued operations	24,428	22,692

Total assets	$2,072,871	$2,090,766

LIABILITIES

Current liabilities:

Short-term borrowings	$15,527	$29,559

Current maturities of long term debt	10,089	12,422

Accounts payable	138,519	162,481

Accrued compensation	33,802	37,245

Income taxes	27,306	34,755

Dividends payable	10,030	9,996

Other current liabilities	179,357	178,699

Total current liabilities	414,630	465,157

Long-term debt	741,242	720,133

Deferred income taxes	108,462	103,082

Insurance liabilities	50,005	49,019

Other liabilities	57,977	57,621

Liabilities of discontinued operations	10,078	9,581

Total liabilities	1,382,394	1,404,593

SHAREHOLDERS’ EQUITY

Common stock	83,275	83,106

Additional paid-in capital	98,518	94,597

Accumulated other comprehensive expense	(139,221)	(135,263)

Retained earnings	1,251,810	1,247,680

	1,294,382	1,290,120

Treasury stock	(603,905)	(603,947)

Total shareholders’ equity	690,477	686,173

Total liabilities and shareholders’ equity	$2,072,871	$2,090,766

(1)	In order to comply with the Financial Accounting Standards Board (FASB) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” 2001 information has been reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31
(In thousands)	2002	2001

Cash flows from operating activities:

Net income	$14,161	$10,141

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	37,975	39,274

Amortization	337	4,327

Equity in (income) loss of affiliates, net	(205)	2,238

Other, net	1,407	3,896

Changes in assets and liabilities, net of acquisitions and dispositions of businesses:

Accounts receivable	(9,319)	(26,116)

Inventories	(12,766)	(6,175)

Accounts payable	(20,713)	(21,779)

Net disbursements related to discontinued defense business	(291)	(186)

Other assets and liabilities	(1,573)	(3,066)

Net cash provided by operating activities	9,013	2,554

Cash flows from investing activities:

Purchases of property, plant and equipment	(31,255)	(33,609)

Proceeds from sale of assets	10,463	3,035

Other investing activities	—	9

Net cash (used) by investing activities	(20,792)	(30,565)

Cash flows from financing activities:

Short-term borrowings, net	(12,563)	(1,515)

Current maturities and long-term debt:

Additions	61,136	80,183

Reductions	(34,583)	(31,180)

Cash dividends paid on common stock	(9,996)	(9,553)

Common stock issued-options	3,611	151

Common stock acquired for treasury	—	(50)

Other financing activities	(1,378)	(1,206)

Net cash provided by financing activities	6,227	36,830

Effect of exchange rate changes on cash	(1,403)	(3,874)

Net increase (decrease) in cash and cash equivalents	(6,955)	4,945

Cash and cash equivalents at beginning of period	67,409	56,422

Cash and cash equivalents at end of period	$60,454	$61,367

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31
(In thousands)	2002	2001

Net income	$14,161	$10,141

Other comprehensive income (expense):

Foreign currency translation adjustments	(3,631)	(17,605)

Net losses on cash flow hedging instruments, net of deferred income taxes	(2)	(160)

Pension liability adjustments, net of deferred income taxes	12	12

Reclassification adjustment for gain included in net income	(337)	—

Other comprehensive expense	(3,958)	(17,753)

Total comprehensive income (expense)	$10,203	$(7,612)

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

Notes to Consolidated Financial Statements

A.     Opinion of Management
Financial information furnished herein, which is unaudited, in the opinion of management reflects all adjustments (all of which are of a recurring nature) that are necessary to present a fair statement of the interim period. This unaudited interim information should be read in conjunction with the Company’s annual Form 10-K filing for the year ended December 31, 2001.

B.     Review of Operations by Segment (Unaudited)

			Gas
(In millions)		Mill	and Fluid	S3Networks	General	Consolidated
Three Months Ended March 31, 2002	Infrastructure	Services	Control	LLC	Corporate	Totals

Net sales from continuing operations to unaffiliated customers	$198.2	$176.8	$83.6	$—	$—	$458.6

Operating income from continuing operations	$11.3	$17.7	$4.2	$—	$0.3	$33.5

Equity in income of affiliates, net	0.2	—	—	—	—	0.2

Interest income	0.3	0.9	—	—	0.2	1.4

Interest expense	(7.0)	(1.3)	(0.1)	—	(2.8)	(11.2)

Income tax (expense) benefit	(1.4)	(5.5)	(1.2)	—	0.7	(7.4)

Minority interest in net income	(0.1)	(1.4)	—	—	—	(1.5)

Segment income (loss) from continuing operations	3.3	10.4	2.9	—	(1.6)	15.0

Loss from discontinued operations	—	—	(0.8)	—	—	(0.8)

Segment net income (loss)	$3.3	$10.4	$2.1	$—	$(1.6)	$14.2

			Gas
(In millions)		Mill	and Fluid	S3Networks	General	Consolidated
Three Months Ended March 31, 2001 (1)	Infrastructure	Services	Control	LLC	Corporate	Totals

Net sales from continuing operations to unaffiliated customers	$215.1	$183.1	$106.4	$—	$—	$504.6

Operating income (loss) from continuing operations	$8.2	$18.5	$7.9	$—	$(0.2)	$34.4

Equity in income (loss) of affiliates, net	0.4	0.1	—	(2.7)	—	(2.2)

Interest income	0.2	1.0	—	—	—	1.2

Interest expense	(9.1)	(2.2)	(0.3)	—	(2.9)	(14.5)

Income tax (expense) benefit	0.2	(5.2)	(2.9)	0.9	0.4	(6.6)

Minority interest in net income	—	(1.1)	—	—	—	(1.1)

Segment income (loss) from continuing operations	(0.1)	11.1	4.7	(1.8)	(2.7)	11.2

Loss from discontinued operations	—	—	(1.1)	—	—	(1.1)

Segment net income (loss)	$(0.1)	$11.1	$3.6	$(1.8)	$(2.7)	$10.1

(1)	In order to comply with the Financial Accounting Standards Board (FASB) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” 2001 information has been reclassified for comparative purposes.

C.     Accounts Receivable and Inventories
Accounts receivable are net of an allowance for doubtful accounts of $32.7 million and $32.5 million at March 31, 2002 and December 31, 2001, respectively. The provision for doubtful accounts was $1.4 million and $2.9 million for the three months ended March 31, 2002 and 2001, respectively.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

Inventories consist of:

	March 31	December 31
(in thousands)	2002	2001

Finished goods	$67,079	$62,315

Work-in-process	27,823	24,847

Raw materials and purchased parts	70,100	69,351

Stores and supplies	21,656	20,457

	$186,658	$176,970

D.     Property, Plant and Equipment

Property, plant and equipment consists of:

	March 31	December 31
(In thousands)	2002	2001

Land and improvements	$40,619	$40,463

Buildings and improvements	169,494	167,391

Machinery and equipment	1,495,041	1,504,872

Uncompleted construction	36,301	40,639

	1,741,455	1,753,365

Less accumulated depreciation and facilities valuation allowance	923,684	918,448

	$817,771	$834,917

E.     Commitments and Contingencies

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

The settlement does not resolve the claim by the Internal Revenue Service (“IRS”) that, contrary to the Company’s position, certain cargo truck models sold by the Company should be considered to have gross vehicle weights in excess of the 33,000 pound threshold under FET law, are not entitled to an exemption from FET under any other theory, and therefore are taxable. In 1999, the IRS assessed an increase in FET of $30.4 million plus penalties and applicable interest currently estimated to be $12.4 million and $61.1 million, respectively. In October 1999, the Company posted an $80 million bond required as security by the IRS. This increase in FET takes into account offsetting credits of $9.2 million, based on a partial allowance of the Company’s $31.9 million claim that certain truck components are exempt from FET. The IRS disallowed in full the Company’s additional

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

claim that it is entitled to the entire $52 million of FET (plus applicable interest currently estimated by the Company to be $55.0 million) the Company has paid on the five-ton trucks, on the grounds that such trucks qualify for the FET exemption applicable to certain vehicles specially designed for the primary function of off-highway transportation. In the event that the Company ultimately receives from the IRS a refund of tax (including applicable interest) with respect to which the Company has already received reimbursement from the Army, the refund would be allocated between the Company and the Army. In August 2000, the Company filed legal action against the Government in the U.S. Court of Federal Claims challenging the assessment and seeking a refund of all FET that the Company has paid on five-ton trucks. That action is proceeding and the court has scheduled trial for November 2002. Although there is risk of an adverse outcome, both the Company and the Army believe that the cargo trucks are not taxable. No recognition has been given in the accompanying financial statements for the Company’s claims with the IRS.

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

Even if the cargo trucks are ultimately held to be taxable, the Army’s contribution of $24.6 million toward payment of the tax (but not interest or penalty, if any), would result in a net maximum liability for the Company of $5.8 million plus penalties and applicable interest currently estimated to be $12.4 million and $61.1 million, respectively. The Company believes it is unlikely that resolution of this matter will have a material adverse effect on the Company’s financial position; however, it could have a material effect on quarterly or annual results of operations.

Environmental
The Company is involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a “potentially responsible party” for certain waste disposal sites. While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company. The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Consolidated Balance Sheet at March 31, 2002 and December 31, 2001 includes an accrual of $2.9 million and $3.0 million, respectively, for environmental matters. The amounts charged against pre-tax earnings related to environmental matters totaled $0.1 million and $0.3 million for the first three months of 2002 and 2001, respectively.

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

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

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

To date, the Company has obtained dismissal by stipulation, or summary judgment prior to trial, in all cases that have proceeded to trial (approximately 400 dismissals). The Company has not paid any amounts in settlement of these cases, with the exception of two settlements totaling less than $10,000 paid by the insurance company prior to 1998. The Company’s insurance carrier has paid all legal costs and expenses to date. The Company has liability insurance coverage available under various primary and excess policies that the Company believes will be available if necessary to substantially cover any liability that might ultimately be incurred on these claims. As of March 31, 2002, there were approximately 21,150 open personal injury claims of which approximately 1,500 were filed in the quarter ended March 31, 2002.

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

F.     Goodwill and Other Intangible Assets
As described in Note 1, “Summary of Significant Accounting Policies”, to the Company’s Form 10-K for the year ended December 31, 2001, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. Additionally, goodwill of a reporting unit will be reviewed for impairment when events and circumstances indicate the carrying amount may not be recoverable or on an annual basis if operations of a reporting unit have materially changed from the prior year. In accordance with SFAS 142 the Company intends to complete transitional goodwill impairment testing by June 30, 2002. No reclassification of goodwill to intangible assets was necessary as a result of the adoption of SFAS 142.

The following table illustrates the effects of adopting the new standard as it relates to net income, basic earnings per share (EPS) and diluted earnings per share (EPS) for the three months ended March 31, 2002 and 2001.

(In thousands, except per share amounts)	Net Income		Basic EPS		Diluted EPS
	2002	2001	2002	2001	2002	2001

Reported net Income	$14,161	$10,141	$0.35	$0.25	$0.35	$0.25

Add: goodwill amortization, net of tax	—	2,612	—	0.07	—	0.07

Adjusted net income	$14,161	$12,753	$0.35	$0.32	$0.35	$0.32

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

         The following table reflects the changes in carrying amounts of goodwill by segment for the three months ended March 31, 2002:

			Gas and Fluid	Consolidated
(In thousands)	Infrastructure	Mill Services	Control	Totals

Balance as of December 31, 2001, net of accumulated amortization	$129,011	$185,279	$39,274	$353,564

Goodwill written off related to sale of business	—	—	(1,496)	(1,496)

Foreign currency translation	(2,474)	(1,798)	(18)	(4,290)

Balance as of March 31, 2002, net of accumulated amortization	$126,537	$183,481	$37,760	$347,778

Intangible assets, which are included in other assets, totaled $3.2 million, net of accumulated amortization of $6.3 million at March 31, 2002 and $4.2 million, net of accumulated amortization of $10.6 million at December 31, 2001. All intangible assets have been classified as finite-lived and are subject to amortization. The following chart reflects these intangible assets by major category.

	March 31, 2002		December 31, 2001
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization

Non-compete agreements	$4,150	$2,958	$5,430	$4,057

Patents	3,849	2,579	7,111	5,764

Other	1,476	729	2,251	747

Total	$9,475	$6,266	$14,792	$10,568

Amortization expense for intangible assets was $238 thousand for the three months ended March 31, 2002. The following chart shows the estimated amortization expense for the next five fiscal years based on current intangible assets.

(In thousands)	2002	2003	2004	2005	2006

Estimated Amortization Expense	$943	$613	$547	$479	$366

G.     Discontinued Operations
In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), which the Company adopted January 1, 2002. When a component of an entity is classified as “held for sale”, SFAS 144 requires that the income statement for current and prior periods reflect the results of operations of that component in discontinued operations. The income or loss from discontinued operations should include impairment charges, to the extent necessary, to reduce the book value of the business to fair value less costs to sell. Fair value should be determined by using quoted market prices, when available, or other accepted valuation techniques. Additionally, assets and liabilities of the discontinued operations should be separately identified on the balance sheet.

In management’s ongoing strategic effort to increase the Company’s focus on industrial services, certain manufacturing operations have been identified as candidates for divestiture. Effective March 21, 2002, the Board of Directors authorized the sale of a certain business within the Gas and Fluid Control Segment. This business is being actively marketed and is expected to be sold within one year. Accordingly, this business has been included in discontinued operations for all periods presented. The net sales from discontinued operations for the three months ended March 31, 2002 and 2001 were $17.7 million and $21.6 million, respectively. These sales are excluded from revenues from continuing operations reported on the income statement. The loss from

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

discontinued operations does not include any charges to reduce the book value of the business held for sale to its fair market value less cost to sell, since the fair value of the business exceeds the book value. The major classes of discontinued assets and liabilities included in the Condensed Consolidated Balance Sheet are as follows:

	March 31	December 31
(In thousands)	2002	2001

ASSETS

Cash and cash equivalents	$—	$2

Accounts receivable, net	10,199	9,954

Inventories	8,591	6,841

Other current assets	55	116

Property, plant and equipment, net	5,583	5,571

Other assets	—	208

Total assets of discontinued operations	$24,428	$22,692

LIABILITIES

Current maturities of long term debt	$49	$49

Accounts payable	7,302	6,953

Accrued compensation	698	512

Income taxes	783	768

Other current liabilities	1,195	1,235

Long-term debt	51	64

Total liabilities of discontinued operations	$10,078	$9,581

H. Reconciliation of Basic and Diluted Shares

	Three Months Ended
	March 31
(In thousands, except amounts per share)	2002	2001

Income from continuing operations	$15,005	$11,186

Average shares of common stock outstanding used to compute basic earnings per common share from continuing operations	40,041	39,807

Additional common shares to be issued assuming exercise of stock options, net of shares assumed reacquired	494	72

Shares used to compute dilutive effect of stock options	40,535	39,879

Basic earnings per common share from continuing operations	$.37	$.28

Diluted earnings per common share from continuing operations	$.37	$.28

Options to purchase 201,556 shares and 1,395,189 shares were outstanding at March 31, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the effect was antidilutive.

I.     Reclassifications
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

These factors include, but are not limited to: (1) changes in the worldwide business environment in which the Company operates, including general economic conditions, particularly in the mill services, infrastructure and industrial gas markets; (2) changes in currency exchange rates, interest rates, and capital costs; (3) changes in governmental laws and regulations, including taxes and import tariffs; (4) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services, and technologies; (5) effects of unstable governments and business conditions in emerging economies; and (6) other risk factors listed from time to time in the Company’s SEC reports. The Company does not intend to update this information and disclaims any legal liability to the contrary.

Liquidity and Capital Resources
The Company’s overall liquidity and capital resources from continuing operations changed minimally from December 31, 2001. The seasonal effect of decreased cash flows resulted in a slight increase in total debt. However, debt reduction remains the principal financial objective for 2002. The Company’s financial targets this year include significant reductions in debt through reduced working capital employed, substantial cash flows from the sale of underperforming assets and a reduction in capital spending.

	March 31	December 31	Increase/
(Dollars are in millions)	2002	2001	(Decrease)

Current assets	$707.1	$699.2	$7.9

Current liabilities	414.6	465.2	(50.6)

Working capital	$292.5	$234.0	$58.5

Current ratio	1.7:1	1.5:1

Notes payable and current maturities	$25.6	$42.0	$(16.4)

Long-term debt	741.2	720.1	21.1

Total debt	766.8	762.1	4.7

Total equity	690.5	686.2	4.3

Total capital	$1,457.3	$1,448.3	$9.0

Total debt to total capital	52.6%	52.6%

Working Capital Position
The change in the Company’s working capital position and current ratio during the first three months of 2002 is due principally to a reduction in current liabilities of $50.6 million, including a reduction in accounts payable and short-term borrowings of $24.0 million and $14.0 million, respectively. Also contributing to the change in working capital is a $7.9 million increase in current assets. The increase in current assets relates principally to a $9.7 million increase in inventories to meet current and anticipated customer demand. Although current assets increased from December levels, receivables and inventories from continuing operations were $25.5 million and $4.7 million lower, respectively, than at March 31, 2001.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

Cash Investing and Financing Activities
While debt as a percent of total capital remained unchanged from year-end 2001, the Company continues to expect a significant reduction in debt levels as the year progresses. The Company realized $10.5 million in cash from asset sales during the first quarter of 2002 and estimates an additional $15 million to $40 million in cash from asset sales during the second quarter of 2002. The Company has set a 2002 target of $150 million for discretionary cash flows, including $50 million of cash from asset sales. The Company plans to use $100 million of the targeted cash flow to reduce debt and $50 million to grow its services-related business.

Long-term debt increased slightly in the first quarter of 2002, principally as a result of the seasonality of cash flows. Capital investments for the first quarter of 2002 were $31.3 million, down 7% from the first three months of 2001. Investments were made predominantly in the services businesses.

The Company’s history of strategic acquisitions; targeted capital investments; share repurchases, when appropriate; and cash dividends, paid at the same or increased rates for the 208th consecutive quarter in February 2002, demonstrate the Company’s continued commitment to creating value through strategic investments and return of capital to stockholders.

Financial Statistics from Continuing Operations

	For the Three Months	For the Three Months
	Ended March 31	Ended March 31
	2002	2001

Harsco stock price high-low	$39.76 - $32.00	$28.48 - $23.60

Annualized return on average equity	8.7%	6.7%
Annualized return on average assets	6.8%	6.2%
Annualized return on average capital	6.3%	5.4%

The Company’s higher annualized return on average equity was due to higher income in the first three months of 2002 compared with the first three months of 2001. Higher annualized returns on average assets and capital were due to the combination of higher income and lower assets and capital, respectively. Assets and capital were affected in 2002 by the Company’s 2001 debt reduction strategy, which included the sale of certain non-core assets. Total debt of $766.8 million at March 31, 2002 is almost $100 million less than the March 31, 2001 level of $863.0 million. The Company’s book value per share increased slightly to $17.21 per share at March 31, 2002 from $17.16 at December 31, 2001.

The Company expects future improvements in return on capital as a result of the 2001 implementation of the Stern Stewart Economic Value Added (EVA®) program. The EVA® program is now used for financial measurement, decision making, and incentive compensation.

Cash from Operating Activities

	For the Three Months	For the Three Months
	Ended March 31	Ended March 31
(In millions)	2002	2001

Net cash provided by operations:	$9.0	$2.6

Operating cash flows were almost $6.5 million greater in the first quarter of 2002 than the first quarter of 2001. The increase in cash from operating activities is due principally to slower accounts receivable growth as well as the timing of accounts receivable receipts totaling $16.8 million, offset by a decrease in cash flows from a change in inventories of $6.6 million.

Credit and Equity Financing Facilities
The Company has various credit facilities and commercial paper programs available for use throughout the world. These facilities and programs are explained in detail in the Company’s Form 10-K for the year ended December 31, 2001. The following chart illustrates the amounts outstanding on credit facilities and commercial paper programs and available credit at March 31, 2002. The Company limits the aggregate commercial paper and syndicated credit facility borrowings at any one time to a maximum of $450 million.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

	Facility	Outstanding	Available
	Limit at	Balance at	Credit at
(in millions)	March 31, 2002	March 31, 2002	March 31, 2002

U.S. commercial paper program	$350.0	$189.4	$160.6

Euro commercial paper programs	282.3	46.0	236.3

Bilateral credit facilities	100.0	27.8	72.2

Totals at March 31, 2002	$732.3	$263.2	$469.1

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

The Company’s financial position and debt capacity should enable it to meet current and future requirements. As additional resources are needed, the Company should be able to obtain funds readily and at competitive costs. The Company is well-positioned to continue to reduce debt, invest strategically in high-return projects, and to pay cash dividends as a means to enhance shareholder value. The Company intends to use future discretionary cash flows principally for debt reduction.

Results of Operations
First Quarter of 2002 Compared with First Quarter of 2001

	Three Months
	Ending March 31		Amount	Percent
			Increase	Increase
(Dollars are in millions, except per share)	2002	2001	(Decrease)	(Decrease)

Revenues from continuing operations	$458.6	$505.0	$(46.4)	(9)%

Cost of services and products sold	344.5	385.1	(40.6)	(11)

Selling, general and administrative expenses	78.4	81.1	(2.7)	(3)

Other expense	1.3	3.8	(2.5)	(65)

Equity in income (loss) of affiliates, net	0.2	(2.2)	2.4	109

Interest Expense	11.2	14.5	(3.3)	(23)

Net income	14.2	10.1	4.1	40

Diluted earnings per common share	.35	.25	.10	37

Summary Analysis of Results

The Company continues to see the effect of the downturn in the domestic manufacturing sector that began in the fourth quarter of 2000 and resulted in a recessionary environment in 2001. This has negatively affected the Company’s revenues during the first quarter of 2002 compared with the first quarter of 2001. Costs decreased as a result of decreased revenues; stringent cost controls, process improvements and reorganization efforts; and the elimination of $4.0 million ($2.7 million after-tax) in goodwill amortization as a result of implementation SFAS 142. This decrease in amortization expense was more than offset by increased pension expense of $4.9 million ($3.3 million after-tax) due to financial market conditions. The Company’s continuing efforts towards debt reduction

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

(almost $100 million since March 31, 2001) combined with lower interest rates reduced pre-tax interest expense by $3.3 million and improved net income by $2.3 million compared with the first quarter of 2001. Net income, although higher than the 2001 comparable period, was also negatively affected by $1.1 million from foreign exchange translation due to the strong U.S. dollar.

Comparative Analysis of Consolidated Results

Revenues from Continuing Operations
Revenues from continuing operations for the first quarter of 2002 were down 9% from last year’s comparable period. This is due to the continued downturn in the domestic manufacturing sector and reduced steel mill services volume in North America. On a comparative basis, sales were negatively affected by $10.5 million related to the unfavorable effect of foreign currency translation.

Cost of Services and Products Sold
Cost of services and products sold for the first quarter of 2002 decreased from the first quarter of 2001, principally due to decreased revenue and the elimination of $4.0 million in goodwill amortization as a result of implementing SFAS 142. Additionally, the Company’s stringent cost controls, process improvements and reorganization efforts continue to contribute towards the decrease of these costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the first quarter of 2002 decreased from the first quarter of 2001 due principally to decreased compensation expense (related to restructuring and businesses sold during 2001) and decreased provisions for uncollectible accounts receivable.

Other Expense
The Company incurred $1.3 million of net other expense in the first quarter of 2002 compared with $3.8 million in the first quarter of 2001. This income statement classification principally includes impaired asset write-downs, employee termination benefits costs and costs to exit activities, offset by net gains on the disposal of non-core assets.

Expenses for the first quarter of 2002 include $1.0 million of employee termination benefits expense, principally in the Mill Services and Gas and Fluid Control Segments related to operations in the United States and Europe.

Expenses for the first quarter of 2001 included $2.6 million of employee termination benefits expense, principally in the Mill Services and Infrastructure Segments relating to operations in the United States and Europe. Additionally, $1.2 million of expense was incurred due to impaired asset write-downs, principally in the United States. These expenses were partially offset by $0.8 million in gains resulting from the sales of non-core assets in the United States.

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

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

Employee Termination Benefits Costs and Payments

(In millions)

	2002	2001

	Three Months	Three Months	April 1 -
Original reorganization action period	Ending March 31	Ending March 31	Dec 31

Employee termination benefits expense	$1.0	$2.6	$8.0

Disbursements:(1)
In 2001	—	(2.6)	(4.0)
In 2002	(0.5)	—	(1.2)

Total disbursements	(0.5)	(2.6)	(5.2)

Remaining payments as of March 31, 2002(2)	$0.5	$—	$2.8

(1)	Disbursements are categorized according to the original reorganization action period to which they relate (2002 or 2001).

(2)	Remaining payments are categorized according to the original reorganization action period to which they relate (2002 or 2001).

Employee Terminations — Number of Employees

	2002	2001

	Three Months	Three Months	April 1 -
Original reorganization action period	Ending March 31	Ending March 31	Dec 31

Employees affected by reorganization actions	58	259	656

Employee Terminations:
In 2001	—	(259)	(502)
In 2002	(57)	—	(62)

Total terminations	(57)	(259)	(564)

Remaining terminations as of March 31, 2002	1	—	92

Equity in Income (Loss) of Affiliates
Equity in income (loss) of affiliates increased from a $2.2 million loss in the first quarter of 2001 to income of $0.2 million in the first quarter of 2002. This relates principally to $2.7 million of pre-tax losses during the first quarter of 2001 associated with the Company’s S3Networks investment. The Company exited this investment in April 2001.

Interest Expense
Interest expense was significantly lower than last year’s comparable period due to decreased borrowings and lower interest rates.

Net Income and Earning Per Share
Net income and earnings per share for the first quarter of 2002 were above last year’s comparable period despite decreased revenue due to the factors previously discussed. Additionally, the effective income tax rate for continuing operations for the first quarter of 2002 was 31%, down from 35% in the first quarter of 2001. The decrease in the income tax rate is due to lower effective tax rates on both domestic and international earnings. On a comparative basis, this change in the effective income tax rate resulted in a savings of $1.0 million in taxes related to continuing operations.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

Segment Analysis

Infrastructure Segment

	Three Months
	Ending March 31		Amount	Percent
			Increase	Increase
(Dollars are in millions)	2002	2001	(Decrease)	(Decrease)

Sales from continuing operations	$198.2	$215.1	$(16.9)	(8)%

Operating income from continuing operations	11.3	8.2	3.1	38

Segment net income (loss)	3.3	(0.1)	3.4	3400

The quarter over quarter sales decrease for the Infrastructure Segment relates to decreased sales of railway track maintenance equipment and industrial grating due to lower capital spending by United States railroads and reduced manufacturing activity in the United States, respectively. Decreased volume in both the domestic and international scaffolding and access businesses affected 2002 as compared with 2001.

Operating income of the Infrastructure Segment increased in the first quarter of 2002 as compared with the first quarter of 2001, despite decreased sales. This was due to improved margins in 2002 for certain railway track maintenance equipment sales and a lower loss in 2002 for the bridge decking business that was divested in January 2002. In 2002, the benefit of the elimination of $1.1 million in goodwill amortization as a result of the implementation of SFAS 142 was more than offset by $2.1 million of increased pension expense.

The segment net income in 2002 compared to a net loss in 2001 relates to the factors noted above as well as decreased interest expense due to decreased debt and lower interest rates.

Mill Services Segment

	Three Months
	Ending March 31
			Amount	Percent
(Dollars are in millions)	2002	2001	(Decrease)	(Decrease)

Sales from continuing operations	$176.8	$183.1	$(6.3)	(3)%

Operating income from continuing operations	17.7	18.5	(0.8)	(4)

Segment net income (loss)	10.4	11.1	(0.7)	(6)

Despite improved international mill services and domestic abrasives and roofing granules business results, first quarter 2002 sales continued to be negatively affected by foreign currency translation and difficult market conditions for the Company’s North American mill services as compared with the first quarter of 2001. The effect of foreign currency translation reduced the 2002 period sales by $8.5 million.

Operating income of the Mill Services Segment for the first quarter of 2002 was slightly below the comparable period in 2001. The decrease in operating income was due primarily to $1.3 million in foreign currency translation effects. In 2002, the benefit of the elimination of $2.3 million in goodwill amortization as a result of the implementation of SFAS 142 was substantially offset by $2.1 million of increased pension expense.

Net income of the Mill Services Segment for the first quarter of 2002 was slightly below the comparable period in 2001 due to the factors previously discussed.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

Gas and Fluid Control Segment

	Three Months
	Ending March 31
			Amount	Percent
(Dollars are in millions)	2002	2001	(Decrease)	(Decrease)

Sales from continuing operations	$83.6	$106.4	$(22.8)	(21)%

Operating income from continuing operations	4.2	7.9	(3.7)	(47)

Segment net income (loss)	2.1	3.6	(1.5)	(42)

First quarter 2002, sales, operating income and net income of the Gas and Fluid Control Segment were below the comparable period of 2001 due to a continued downturn in the United States manufacturing sector that started in the fourth quarter of 2000 and resulted in a recessionary environment in 2001. This depressed demand, as well as pricing pressure across many product lines and an unusually warm winter in the United States, affected demand for gas control and containment equipment product lines.

Services and Engineered Products Analysis

The Company is a diversified services and engineered products company. Sales, operating income, and EBITDA for the first quarter of 2002 and 2001 are presented in the following table:

	Three Months Ended		Three Months Ended
(Dollars are in millions)	March 31, 2002		March 31, 2001

	Amount	Percent	Amount	Percent

Sales from Continuing Operations

Services	$309.9	68%	$325.1	64%

Engineered products	148.7	32	179.5	36

Total sales	$458.6	100%	$504.6	100%

Operating Income from Continuing Operations

Services	$23.6	71%	$26.6	77%

Engineered products	9.6	29	8.0	23

Total segment operating income	$33.2	100%	$34.6	100%

EBITDA* from Continuing Operations

Services	$55.4	78%	$61.5	80%

Engineered products	15.6	22	15.5	20

Total segment EBITDA	$71.0	100%	$77.0	100%

*	Earnings before interest, income taxes, minority interest, depreciation and amortization (EBITDA) is not a measure of performance under generally accepted accounting principles, however, the Company and the investment community consider it an important calculation.

First quarter 2002 sales, operating income and EBITDA for services decreased from the comparable period in 2001. This is due to decreases in the Company’s domestic mill services business and its domestic and international scaffolding and access businesses, as previously discussed.

First quarter 2002 sales for engineered products decreased from the comparable period in 2001 due to continued soft market conditions affecting demand for most manufactured products. Operating income and EBITDA increased from the comparable period in 2002 due to strengthening in the railway track maintenance and abrasives and roofing granules businesses as previously discussed.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to foreign currency risk in its international operations. The Company conducts business in 40 countries. Approximately 53% and 49% of the Company’s sales from continuing operations for the three months ended March 31, 2002 and 2001, respectively, were derived from the Company’s operations outside the United States. Compared to the corresponding period in 2001, the values of the following currencies decreased in relation to the U.S. dollar in the first three months of 2002, negatively impacting the Company’s sales and income:

• Brazilian real	Declined	16%

• South African rand	Declined	45%

• British pound sterling	Declined	2%

• euro	Declined	5%

Such foreign currency exposures increase the risk of income statement, balance sheet and cash flow volatility which could result in a material impact to the Company’s financial position or results of operations in the future, if the above currencies or others would continue to weaken in relation to the U.S. dollar.

To illustrate the effect of foreign currency exchange rate changes due to the strengthening of the U.S. dollar, in the first three months of 2002 sales would have been approximately 2.3% or $10.5 million greater using the average exchange rates for the first three months of 2001. A similar comparison for the first quarter of 2001 would have increased sales approximately 2.4% or $12 million if the average exchange rates for the first quarter of 2000 would have remained the same in 2001.

At March 31, 2002 and 2001 currency changes resulted in assets and liabilities denominated in local currencies being translated into fewer U.S. dollars than at the prior year-end. This resulted in decreased net assets of $3.6 million and $17.6 million at March 31, 2002 and 2001, respectively.

The Company seeks to reduce exposures to foreign currency transaction fluctuations through the use of forward exchange contracts. At March 31, 2002, these contracts amounted to $3.1 million and all mature within 2002. The Company does not hold or issue financial instruments for trading purposes, and it is the Company’s policy to prohibit the use of derivatives for speculative purposes.

The Company’s cash flows and earnings are subject to changes in interest rates. Total debt of $766.9 million as of March 31, 2002 was approximately 40.7% at variable rates of interest. The weighted average interest rate of total debt was approximately 5.24%. At current debt levels, a one-percentage increase/decrease in interest rates would increase/decrease interest expense by approximately $3.1 million per year.

An economic slowdown in the United States that began in the second half of 2000 resulted in a recessionary environment during 2001. Although there are certain current indications of economic improvement, on a comparative basis, the Company still suffered reduced demand for its manufactured products and mill services in North America in the first quarter of 2002. There is a risk that the Company’s future results of operations or financial condition could be adversely affected if the United States steel industry and manufacturing sector problems continue. The future financial impact on the Company associated with these risks cannot be estimated.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information on legal proceedings is included under Part I, Item 1, Footnote E labeled “Commitments and Contingencies.”

ITEM 4. SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

At the annual meeting of stockholders held on April 30, 2002 in Camp Hill, Pennsylvania, one member of the Board of Directors, G. D. H. Butler, Senior Vice President – Operations of the Company, was reelected to a term expiring in 2004 under the classified Board structure enacted at the 1986 Annual Meeting. In addition, four members of the Board of Directors were reelected to terms expiring in 2005 under the classified Board structure enacted at the 1986 Annual Meeting. They include S. D. Fazzolari, Senior Vice President, Chief Financial Officer and Treasurer of the Company; C. F. Scanlan, President and Chief Executive Officer of The Health Alliance of Pennsylvania; A. J. Sordoni, III, Chairman of Sordoni Construction Services, Inc.; and J. P. Viviano, Retired Vice Chairman of Hershey Foods Corporation.

The Board of Directors voting tabulation is as follows:

			Broker
	For	Withheld	No-Votes
Name	No. of Shares	No. of Shares	No. of Shares

G. D. H. Butler	35,694,603	434,581	—

S. D. Fazzolari	35,699,959	429,225	—

C. F. Scanlan	35,556,871	572,313	—

A. J. Sordoni, III	35,697,708	431,476	—

J. P. Viviano	35,707,690	421,494	—

Shareholders approved the appointment of PricewaterhouseCoopers LLP, as independent accountants to audit the financial statements of the Company for the fiscal year ending December 31, 2002 by the following vote:

			Broker
For	Against	Abstentions	No-Votes
No. of Shares	No. of Shares	No. of Shares	No. of Shares

35,427,956	514,455	186,772	—

ITEM 5. OTHER INFORMATION

DIVIDEND INFORMATION

On March 21, 2002, the Board of Directors declared a quarterly cash dividend of 25 cents per share, payable May 15, 2002, to shareholders of record on April 15, 2002.

ITEM 6(a). EXHIBITS

None

ITEM 6(b). REPORTS ON FORM 8-K

There were no reports filed on Form 8-K during the first quarter ending March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARSCO CORPORATION

(Registrant)

DATE	May 10, 2002	/S/ Salvatore D. Fazzolari

Salvatore D. Fazzolari Senior Vice President, Chief Financial Officer and Treasurer

DATE	May 10, 2002	/S/ Stephen J. Schnoor

Stephen J. Schnoor Vice President and Controller