Form 10-Q
period 2002-06-30
HARSCO CORP
filed 2002-08-08
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

YES              NO

Title of Each Class	Outstanding Shares at July 31, 2002

Common Stock Par Value $1.25	40,508,599

Preferred Stock Purchase Rights	40,508,599

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001 (1)	2002	2001 (1)
(In thousands, except per share amounts)
Revenues from continuing operations:

Service sales	$335,696	$332,310	$645,571	$657,780

Product sales	150,919	147,854	277,227	301,054

Total revenues	486,615	480,164	922,798	958,834

Costs and expenses from continuing operations:

Cost of services sold	241,922	237,635	469,109	475,278

Cost of products sold	119,367	115,372	220,083	241,268

Selling, general, and administrative expenses	75,927	72,775	149,903	148,770

Research and development expenses	708	885	1,564	1,470

Other expense	1,436	1,258	2,342	3,845

Total costs and expenses	439,360	427,925	843,001	870,631

Operating income from continuing operations	47,255	52,239	79,797	88,203

Equity in income (loss) of affiliates, net	85	190	290	(2,048)

Interest income	830	1,139	2,090	2,311

Interest expense	(11,086)	(13,711)	(22,153)	(27,850)

Income from continuing operations before income taxes and minority interest	37,084	39,857	60,024	60,616

Provision for income taxes	11,395	13,950	18,465	21,239

Income from continuing operations before minority interest	25,689	25,907	41,559	39,377

Minority interest in net income	1,588	1,366	3,033	2,452

Income from continuing operations	24,101	24,541	38,526	36,925

Discontinued operations:

Income (loss) from operations of discontinued businesses	415	253	(2)	(3,234)

Gain on disposal of discontinued businesses	2,868	—	2,868	—

Provision for income taxes	(1,183)	(89)	(1,030)	1,155

Income (loss) from discontinued operations	2,100	164	1,836	(2,079)

Net Income	$26,201	$24,705	$40,362	$34,846

Average shares of common stock outstanding	40,353	39,828	40,198	39,818

Basic earnings per common share:

Continuing operations	$.60	$.62	$.96	$.93

Discontinued operations	.05	—	.04	(.05)

Basic earnings per common share	$.65	$.62	$1.00	$.88

Diluted average shares of common shares outstanding	40,938	39,933	40,738	39,906

Diluted earnings per common share:

Continuing operations	$.59	$.62	$.95	$.92

Discontinued operations	.05	—	.04	(.05)

Diluted earnings per common share	$.64	$.62	$.99	$.87

(1)	In order to comply with the Financial Accounting Standards Board (FASB) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” 2001 information has been reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30	December 31
(In thousands)	2002	2001 (1)

ASSETS

Current assets:

Cash and cash equivalents	$65,615	$66,638

Accounts receivable, net	400,687	369,569

Inventories	170,972	165,105

Other current assets	68,663	68,046

Total current assets	705,937	669,358

Property, plant and equipment, net	802,608	811,274

Goodwill, net	363,418	353,170

Other assets	183,574	179,422

Assets held for sale	60,204	77,542

Total assets	$2,115,741	$2,090,766

LIABILITIES

Current liabilities:

Short-term borrowings	$35,616	$29,602

Current maturities of long-term debt	10,491	12,422

Accounts payable	136,817	156,739

Accrued compensation	34,067	35,726

Income taxes	24,923	35,091

Dividends payable	10,127	9,996

Other current liabilities	193,283	174,161

Total current liabilities	445,324	453,737

Long-term debt	690,103	720,133

Deferred income taxes	116,121	103,082

Insurance liabilities	49,383	49,019

Other liabilities	58,054	57,621

Liabilities associated with held for sale assets	16,821	21,001

Total liabilities	1,375,806	1,404,593

COMMITMENTS and CONTINGENCIES

SHAREHOLDERS’ EQUITY

Common stock	83,754	83,106

Additional paid-in capital	109,822	94,597

Accumulated other comprehensive expense	(117,722)	(135,263)

Retained earnings	1,267,882	1,247,680

	1,343,736	1,290,120

Treasury stock	(603,801)	(603,947)

Total shareholders’ equity	739,935	686,173

Total liabilities and shareholders’ equity	$2,115,741	$2,090,766

(1)	In order to comply with the Financial Accounting Standards Board (FASB) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” 2001 information has been reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30

(In thousands)	2002	2001(1)

Cash flows from operating activities:

Net income	$40,362	$34,846

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	76,171	79,508

Amortization	838	8,718

Equity in (income) loss of affiliates, net	(290)	2,048

Dividends or distributions from affiliates	144	108

Other, net	7,227	4,615

Changes in assets and liabilities, net of acquisitions and dispositions of businesses:

Accounts receivable	(18,621)	(32,211)

Inventories	(3,744)	(7,087)

Accounts payable	(29,115)	(22,072)

Net disbursements related to discontinued defense business	(505)	(468)

Other assets and liabilities	7,936	(392)

Net cash provided by operating activities	80,403	67,613

Cash flows from investing activities:

Purchases of property, plant and equipment	(60,020)	(77,850)

Purchase of businesses, net of cash acquired	—	(4,880)

Proceeds from sales of assets	37,186	17,573

Other investing activities	(19)	50

Net cash (used) by investing activities	(22,853)	(65,107)

Cash flows from financing activities:

Short-term borrowings, net	520	6,891

Current maturities and long-term debt:

Additions	88,805	107,331

Reductions	(142,296)	(90,188)

Cash dividends paid on common stock	(20,029)	(19,109)

Common stock issued-options	13,177	659

Common stock acquired for treasury	—	(50)

Other financing activities	(3,298)	(2,280)

Net cash provided (used) by financing activities	(63,121)	3,254

Effect of exchange rate changes on cash	4,282	(5,030)

Net (increase) decrease in cash of discontinued operations	266	(706)

Net increase (decrease) in cash and cash equivalents	(1,023)	24

Cash and cash equivalents at beginning of period	66,638	55,308

Cash and cash equivalents at end of period	$65,615	$55,332

(1)	In order to comply with the Financial Accounting Standards Board (FASB) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” 2001 information has been reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30

(In thousands)	2002	2001	2002	2001

Net income	$26,201	$24,705	$40,362	$34,846

Other comprehensive income (expense):

Foreign currency translation adjustments	21,474	(5,103)	17,843	(22,708)

Net gains (losses) on cash flow hedging instruments, net of deferred income taxes	20	36	18	(124)

Pension liability adjustments, net of deferred income taxes	(39)	(7)	(27)	5

Unrealized gain on marketable securities	44	—	44	—

Reclassification adjustment for gain included in net income	—	—	(337)	—

Other comprehensive income (expense)	21,499	(5,074)	17,541	(22,827)

Total comprehensive income	$47,700	$19,631	$57,903	$12,019

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

B. Review of Operations by Segment   (Unaudited)

(In millions)		Mill	Gas and	S3Networks	General	Consolidated
Three Months Ended June 30, 2002	Infrastructure	Services	Fluid Control	LLC	Corporate	Totals

Net sales from continuing operations to unaffiliated customers	$201.3	$193.9	$91.4	$—	$—	$486.6

Operating income from continuing operations	$16.3	$23.0	$8.0	$—	$—	$47.3

Equity in income of affiliates, net	0.1	—	—	—	—	0.1

Interest income	—	0.7	0.1	—	—	0.8

Interest expense	(7.1)	(0.9)	(0.1)	—	(3.0)	(11.1)

Income tax (expense) benefit	(2.7)	(7.3)	(2.4)	—	1.0	(11.4)

Minority interest in net (income) loss	(0.3)	(1.4)	0.1	—	—	(1.6)

Segment income (loss) from continuing operations	6.3	14.1	5.7	—	(2.0)	24.1

Income from discontinued operations	0.7	—	1.4	—	—	2.1

Segment net income (loss)	$7.0	$14.1	$7.1	$—	$(2.0)	$26.2

(In millions)		Mill	Gas and	S3Networks	General	Consolidated
Three Months Ended June 30, 2001(1)	Infrastructure	Services	Fluid Control	LLC	Corporate	Totals

Net sales from continuing operations to unaffiliated customers	$195.9	$185.3	$99.0	$—	$—	$480.2

Operating income from continuing operations	$22.2	$21.6	$8.4	$—	$—	$52.2

Equity in income (loss) of affiliates, net	0.4	—	—	(0.2)	—	0.2

Interest income	—	1.0	0.1	—	—	1.1

Interest expense	(8.4)	(2.5)	(0.4)	—	(2.4)	(13.7)

Income tax (expense) benefit	(5.8)	(6.1)	(2.9)	0.1	0.8	(13.9)

Minority interest in net income	(0.1)	(1.3)	—	—	—	(1.4)

Segment income (loss) from continuing operations	8.3	12.7	5.2	(0.1)	(1.6)	24.5

Income (loss) from discontinued operations	0.4	—	(0.2)	—	—	0.2

Segment net income (loss)	$8.7	$12.7	$5.0	$(0.1)	$(1.6)	$24.7

(1)	In order to comply with the Financial Accounting Standards Board (FASB) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” 2001 information has been reclassified for comparative purposes.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

(In millions)		Mill	Gas and	S3Networks	General	Consolidated
Six Months Ended June 30, 2002	Infrastructure	Services	Fluid Control	LLC	Corporate	Totals

Net sales from continuing operations to unaffiliated customers	$377.2	$370.6	$175.0	$—	$—	$922.8

Operating income from continuing operations	$26.6	$40.7	$12.3	$—	$0.2	$79.8

Equity in income of affiliates, net	0.3	—	—	—	—	0.3

Interest income	0.2	1.6	0.1	—	0.2	2.1

Interest expense	(14.0)	(2.2)	(0.2)	—	(5.8)	(22.2)

Income tax (expense) benefit	(3.9)	(12.8)	(3.6)	—	1.8	(18.5)

Minority interest in net (income) loss	(0.3)	(2.8)	0.1	—	—	(3.0)

Segment income (loss) from continuing operations	8.9	24.5	8.7	—	(3.6)	38.5

Income from discontinued operations	1.3	—	0.5	—	—	1.8

Segment net income (loss)	$10.2	$24.5	$9.2	$—	$(3.6)	$40.3

(In millions)		Mill	Gas and	S3Networks	General	Consolidated
Six Months Ended June 30, 2001 (1)	Infrastructure	Services	Fluid Control	LLC	Corporate	Totals

Net sales from continuing operations to unaffiliated customers	$385.0	$368.4	$205.4	$—	$—	$958.8

Operating income (loss) from continuing operations	$32.0	$40.1	$16.3	$—	$(0.2)	$88.2

Equity in income (loss) of affiliates, net	0.8	0.1	—	(2.9)	—	(2.0)

Interest income	0.2	2.0	0.1	—	—	2.3

Interest expense	(17.2)	(4.7)	(0.7)	—	(5.3)	(27.9)

Income tax (expense) benefit	(6.3)	(11.3)	(5.8)	1.0	1.2	(21.2)

Minority interest in net income	(0.1)	(2.4)	—	—	—	(2.5)

Segment income (loss) from continuing operations	9.4	23.8	9.9	(1.9)	(4.3)	36.9

Loss from discontinued operations	(0.8)	—	(1.3)	—	—	(2.1)

Segment net income (loss)	$8.6	$23.8	$8.6	$(1.9)	$(4.3)	$34.8

(1)	In order to comply with the Financial Accounting Standards Board (FASB) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” 2001 information has been reclassified for comparative purposes.

C. Accounts Receivable and Inventories

Accounts receivable are net of an allowance for doubtful accounts of $36.8 million and $31.2 million at June 30, 2002 and December 31, 2001, respectively. The provision for doubtful accounts was $8.1 million and $4.7 million for the six months ended June 30, 2002 and 2001, respectively.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

Inventories consists of:

	June 30	December 31
(in thousands)	2002	2001

Finished goods	$60,256	$57,639

Work-in-process	24,738	23,022

Raw materials and purchased parts	63,466	64,181

Stores and supplies	22,512	20,263

	$170,972	$165,105

D. Property, Plant and Equipment

Property, plant and equipment consists of:

	June 30	December 31
(In thousands)	2002	2001

Land and improvements	$38,665	$39,788

Buildings and improvements	152,703	149,850

Machinery and equipment	1,511,239	1,462,678

Uncompleted construction	30,285	40,035

	1,732,892	1,692,351

Less accumulated depreciation and facilities valuation allowance	(930,284)	(881,077)

	$802,608	$811,274

E. Commitments and Contingencies

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

The settlement does not resolve the claim by the Internal Revenue Service (“IRS”) that, contrary to the Company’s position, certain cargo truck models sold by the Company should be considered to have gross vehicle weights in excess of the 33,000 pound threshold under FET law, are not entitled to an exemption from FET under any other theory, and therefore are taxable. In 1999, the IRS assessed an increase in FET of $30.4 million plus penalties and applicable interest currently estimated to be $12.4 million and $62.6 million, respectively. In October 1999, the Company posted an $80 million bond required as security by the IRS. This increase in FET takes into account offsetting credits of $9.2 million, based on a partial allowance of the Company’s $31.9 million claim that certain truck components are exempt from FET. The IRS disallowed in full the Company’s additional claim that it is entitled to the entire $52 million of FET (plus applicable interest currently estimated by the Company to be $56.0 million) the Company has paid on the five-ton trucks, on the grounds that such trucks qualify for the FET exemption applicable to certain vehicles specially designed for the primary function of off-highway transportation. In the event that the Company ultimately receives from the IRS a refund of tax (including applicable interest) with respect to which the Company has already received reimbursement from the Army, the refund would be allocated between the Company

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

and the Army. In August 2000, the Company filed legal action against the Government in the U.S. Court of Federal Claims challenging the assessment and seeking a refund of all FET that the Company has paid on five-ton trucks. That action is proceeding and trial is expected to be scheduled for the first quarter of 2003. Although there is risk of an adverse outcome, both the Company and the Army believe that the cargo trucks are not taxable. No recognition has been given in the accompanying financial statements for the Company’s claims with the IRS.

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

Even if the cargo trucks are ultimately held to be taxable, the Army’s contribution of $24.6 million toward payment of the tax (but not interest or penalty, if any), would result in a net maximum liability for the Company of $5.8 million plus penalties and applicable interest currently estimated to be $12.4 million and $62.6 million, respectively. The Company believes it is unlikely that resolution of this matter will have a material adverse effect on the Company’s financial position; however, it could have a material effect on quarterly or annual results of operations.

Environmental

The Company is involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a “potentially responsible party” for certain waste disposal sites. While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company. The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Consolidated Balance Sheet at June 30, 2002 and December 31, 2001 includes an accrual of $2.6 million and $3.0 million, respectively, for environmental matters. The amounts charged against pre-tax earnings related to environmental matters totaled $0.2 million and $0.6 million for the first six months of 2002 and 2001, respectively.

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

In the first quarter of 2000, the U.S. Environmental Protection Agency issued a Notice of Violation to the Company for violation of the Clean Air Act arising from slag dust emissions at one of the Company’s mill services locations. The Agency sought abatement of dust emissions at the site and financial penalties. In cooperation with the mill and the Agency, the Company implemented dust abatement improvements to the site. The Agency and the Company submitted a proposed Consent Decree to the United States District Court for the Eastern District of Kentucky requiring the dust abatement improvements and payment of a $175,000 penalty, and in June 2002, the Court approved and entered the Consent Decree.

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

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

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

To date, the Company has obtained dismissal by stipulation, or summary judgment prior to trial, in all cases that have proceeded to trial (approximately 403 dismissals). The Company has not paid any amounts in settlement of these cases, with the exception of two settlements totaling less than $10,000 paid by the insurance company prior to 1998. The Company’s insurance carrier has paid all legal costs and expenses to date. The Company has liability insurance coverage available under various primary and excess policies that the Company believes will be available if necessary to substantially cover any liability that might ultimately be incurred on these claims. As of June 30, 2002, there were approximately 24,480 open personal injury claims of which approximately 3,340 were filed in the quarter ended June 30, 2002. Over 98% of these complaints contain a standard claim for damages of $20 million or $25 million against the approximately 90 defendants, regardless of the individual’s alleged medical condition, and without identifying any product of the Company. In other cases, the complaints assert lesser amounts or do not state any amount claimed.

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

F. Goodwill and Other Intangible Assets

As described in Note 1, “Summary of Significant Accounting Policies”, to the Company’s Form 10-K for the year ended December 31, 2001, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. Under this standard, goodwill and intangible assets with indefinite useful lives are no longer amortized. Additionally, goodwill of a reporting unit shall be reviewed for impairment when events and circumstances indicate the carrying amount may not be recoverable or on an annual basis if operations of a reporting unit have materially changed from the prior year. In accordance with SFAS 142, the Company completed transitional goodwill impairment testing by June 30, 2002. All reporting units of the Company passed Step 1 of the transitional testing thereby indicating that no goodwill impairment exists. Additionally, no reclassification of goodwill to intangible assets was necessary as a result of the adoption of SFAS 142.

The following table illustrates the effects of adopting the new standard as it relates to net income, basic earnings per share (EPS) and diluted earnings per share (EPS) for the three months ended June 30, 2002 and 2001.

	Net Income		Basic EPS		Diluted EPS

(In thousands, except per share amounts)	2002	2001	2002	2001	2002	2001

Reported net income	$26,201	$24,705	$0.65	$0.62	$0.64	$0.62

Add: goodwill amortization, net of tax	—	2,660	—	0.07	—	0.07

Adjusted net income	$26,201	$27,365	$0.65	$0.69	$0.64	$0.69

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

The following table illustrates the effects of adopting the new standard as it relates to net income, basic earnings per share (EPS) and diluted earnings per share (EPS) for the six months ended June 30, 2002 and 2001.

	Net Income		Basic EPS		Diluted EPS

(In thousands, except per share amounts)	2002	2001	2002	2001	2002	2001

Reported net income	$40,362	$34,846	$1.00	$0.88	$0.99	$0.87

Add: goodwill amortization, net of tax	—	5,272	—	0.13	—	0.14

Adjusted net income	$40,362	$40,118	$1.00	$1.01	$0.99	$1.01

The following table reflects the changes in carrying amounts of goodwill by segment for the six months ended June 30, 2002:

			Gas and Fluid
(In thousands)	Infrastructure	Mill Services	Control	Consolidated Totals

Balance as of December 31, 2001, net of accumulated amortization	$128,617	$185,279	$39,274	$353,170

Goodwill written off related to sale of business	—	—	(1,496)	(1,496)

Other (principally foreign currency translation)	5,896	6,933	(1,085)	11,744

Balance as of June 30, 2002, net of accumulated amortization	$134,513	$192,212	$36,693	$363,418

Intangible assets, which are included in other assets and assets held for sale, totaled $3.1 million, net of accumulated amortization of $6.5 million at June 30, 2002 and $4.2 million, net of accumulated amortization of $10.6 million at December 31, 2001. All intangible assets have been classified as finite-lived and are subject to amortization, unless classified as held for sale. The following chart reflects these intangible assets by major category.

	June 30, 2002		December 31, 2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization

Non-compete agreements	$4,150	$3,076	$5,430	$4,057

Patents	3,985	2,715	7,111	5,764

Other	1,499	757	2,251	747

Total	$9,634	$6,548	$14,792	$10,568

Amortization expense for intangible assets was $461 thousand for the six months ended June 30, 2002. The following chart shows the estimated amortization expense for the next five fiscal years based on current intangible assets.

(In thousands)	2002	2003	2004	2005	2006

Estimated Amortization Expense	$869	$486	$421	$353	$240

G. Assets Held for Sale and Discontinued Operations

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), which the Company adopted January 1, 2002. When a component of an entity is classified as “held for sale”, SFAS 144 requires that the income statement for current and prior periods reflect the results of operations of

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

that component in discontinued operations. The income or loss from discontinued operations should include impairment charges, to the extent necessary, to reduce the book value of the business to fair value less costs to sell. Fair value should be determined by using quoted market prices, when available, or other accepted valuation techniques. Additionally, long lived assets and liabilities (asset groups) that are “held for sale” should be separately identified on the balance sheet.

In management’s ongoing strategic effort to increase the Company’s focus on industrial services, certain manufacturing operations have been identified as candidates for divestiture. Effective March 21, 2002, the Board of Directors authorized the sale of the Capitol Manufacturing business, a business unit of the Gas and Fluid Control Segment. A significant portion of this business was sold on June 28, 2002. Effective June 25, 2002, the Board of Directors authorized the sale of a certain business and an asset group within the Infrastructure Segment. Accordingly, these businesses have been included in discontinued operations and the assets and liabilities of the discontinued operations and the asset group have been separately identified on the balance sheet as “held for sale” for all periods presented. The net sales from discontinued operations for the six months ended June 30, 2002 and 2001 were $81.6 million and $100.1 million, respectively. These sales are excluded from revenues from continuing operations reported on the income statement. The income (loss) from discontinued operations does not include any charges to reduce the book value of the businesses held for sale to their fair market value less cost to sell, since the fair value of the businesses exceeds the book values. The major classes of discontinued assets and liabilities held for sale included in the Condensed Consolidated Balance Sheet are as follows:

	June 30	December 31
(In thousands)	2002	2001

ASSETS

Cash and cash equivalents	$504	$771

Accounts receivable, net	25,536	26,616

Inventories	11,351	18,707

Other current assets	495	617

Property, plant and equipment, net	20,974	29,214

Goodwill	391	394

Other assets	953	1,223

Total assets held for sale	$60,204	$77,542

LIABILITIES

Current maturities of long term debt	$45	$49

Accounts payable	7,731	12,695

Accrued compensation	1,782	2,031

Income taxes	2,079	431

Other current liabilities	5,141	5,730

Long-term debt	43	65

Total liabilities associated with assets held for sale	$16,821	$21,001

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

H. Reconciliation of Basic and Diluted Shares

	Three Months Ending		Six Months Ending
	June 30		June 30

(In thousands, except amounts per share)	2002	2001	2002	2001

Income from continuing operations	$24,101	$24,541	$38,526	$36,925

Average shares of common stock outstanding used to compute basic earnings per common share from continuing operations	40,353	39,828	40,198	39,818

Additional common shares to be issued assuming exercise of stock options, net of shares assumed reacquired	585	105	540	88

Shares used to compute dilutive effect of stock options	40,938	39,933	40,738	39,906

Basic earnings per common share from continuing operations	$.60	$.62	$.96	$.93

Diluted earnings per common share from continuing operations	$.59	$.62	$.95	$.92

Options to purchase 32,000 shares and 1,049,158 shares were outstanding at June 30, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the effect was antidilutive.

I. New Financial Accounting Standards Issued

SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002” (SFAS 145)

In May 2002, the FASB issued SFAS 145 which, among other things, rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. The Company expects to adopt this statement effective January 1, 2003. The adoption of SFAS 145 is not expected to have a material impact on the Company’s financial position or results of operations.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146)

In July 2002, the FASB issued SFAS 146 which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. The Company has not yet determined the timing of adoption or the impact of SFAS 146.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

J.  Reclassifications

Certain reclassifications have been made to prior year’s amounts to conform with current year classifications. These reclassifications relate principally to assets and liabilities currently classified as held for sale or operations currently classified as discontinued operations in accordance with SFAS 144 as discussed in Note G, “Assets Held for Sale and Discontinued Operations.” As a result of these reclassifications, several amounts presented for comparative purposes from 2001 will not individually agree to previously filed forms 10-K or 10-Q.

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

Liquidity and Capital Resources

Changes in the Company’s overall liquidity and capital resources from continuing operations are reflected in the following table. Positive cash flows in the second quarter of 2002 enabled the Company to pay down debt. Further debt reduction remains a principal financial objective for 2002. The Company’s strategies for debt reduction include reduced working capital employed, substantial cash flows from the sale of underperforming assets and a reduction in capital expenditures.

	June 30	December 31	Increase/
(Dollars are in millions)	2002	2001	(Decrease)

Current assets	$705.9	$669.4	$36.5

Current liabilities	445.3	453.7	(8.4)

Working capital	$260.6	$215.7	$44.9

Current ratio	1.6:1	1.5:1

Notes payable and current maturities	$46.1	$42.0	$4.1

Long-term debt	690.1	720.1	(30.0)

Total debt	736.2	762.1	(25.9)

Total equity	739.9	686.2	53.7

Total capital	$1,476.1	$1,448.3	$27.8

Total debt to total capital	49.9%	52.6%

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

Working Capital Position

The change in the Company’s working capital position and current ratio during the first six months of 2002 is due principally to a $36.5 million increase in current assets, including an increase in receivables of $31.1 million. Accounts receivable increases are due to seasonal increases in sales, especially in the Infrastructure and Mill Services Segments when compared with December 2001. Also contributing to the change in working capital is an $8.4 million decrease in current liabilities. The decrease in current liabilities relates principally to a $19.9 million decrease in accounts payable, and a $10.2 million decrease in accrued taxes, partially offset by an increase in other current liabilities of $19.1 million due to accrued interest on the 200 million British pound sterling bonds and increased bank overdrafts at June 30, 2002 as compared to December 31, 2001.

Cash Investing and Financing Activities

The Company’s debt as a percent of total capital decreased in the first six months of 2002 due to a combination of a net reduction of $25.9 million in debt and an increase of $53.7 million in equity. Debt reduction would have been even greater but for the strengthening British pound and euro which caused debt denominated in those currencies to be translated at higher amounts. The increase in equity is attributable to increased retained earnings of $20.2 million, increased foreign currency translation adjustments of $17.8 million, and $15.2 million in additional paid-in capital, principally from stock option exercises. The foreign currency translation adjustments were principally due to a 10.9% increase in the translated value of the euro, a 5.0% increase in the British pound sterling and a 15.5% increase in the South African rand, partially offset by a 19.0% decrease in the Brazilian real from December 31, 2001 to June 30, 2002.

Capital investments for the first six months of 2002 were $60.0 million, down $17.8 million from the first six months of 2001. These reductions in capital investments were achieved in part through the redeployment of mobile capital equipment in the Mill Services Segment. Investments were made predominantly for the services businesses.

The Company’s history of strategic acquisitions, share repurchases and cash dividends, paid at the same or increased rates for the 208th consecutive quarter in May 2002, demonstrate the Company’s continued commitment to creating value through strategic investments and return of capital to stockholders.

In the first six months of 2002, the Company realized $37.2 million in cash from asset sales and sales of businesses, including $11.2 million from the sale of the Company’s Capitol Manufacturing business. This represents significant progress on the Company’s strategic goal of producing substantial cash flows from the sale of underperforming assets. The Company’s management expects that positive operating cash flows and cash from the sale of underperforming assets will enable the Company to surpass its stated goal of $100 million in debt reduction during 2002.

Six-Month Financial Statistics from Continuing Operations

	For the Six Months	For the Six Months
	Ending June 30	Ending June 30
	2002	2001

Harsco stock price high-low	$44.48 - $32.00	$29.25 - $23.60

Annualized return on average equity (1)	10.9%	11.1%

Annualized return on average assets (1)	8.2%	8.6%

Annualized return on average capital (1)	7.4%	7.2%

(1)	These statistics are annualized calculations of the Company’s returns based upon current year-to-date results. They may not be representative of actual results the Company achieves at December 31, 2002.

The Company’s slightly lower annualized return on average equity was due to higher equity levels in the first six months of 2002 compared with the first six months of 2001. Lower annualized return on average assets was due principally to lower annualized income before interest expense, taxes, and minority interest. Higher annualized return on average capital was achieved by maintaining lower debt levels as a result of the Company’s debt reduction program. The company’s book value per share increased to $18.27 per share at June 30, 2002 from $17.16 at

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

December 31, 2001 due principally to an increase in equity related to retained earnings, additional paid-in capital, and foreign currency translation adjustments recorded as part of accumulated other comprehensive income.

The Company expects future improvements in return on capital as a result of the 2001 implementation of the Stern Stewart Economic Value Added (EVA®) program. The EVA® program is now fully used for financial measurement, decision making, and calculating incentive compensation.

Cash from Operating Activities

	For the Six Months	For the Six Months
	Ending June 30	Ending June 30
(In millions)	2002	2001

Net cash provided by operating activities:	$80.4	$67.6

Operating cash flows were $12.8 million greater in the first six months of 2002 than in the first six months of 2001. The increase in cash from operating activities is due principally to reduced accounts receivable growth as well as the timing of accounts receivable receipts totaling $13.6 million. A cash flow increase of $7.3 million from deferred income taxes was almost totally offset by a $7.0 million increase in cash outflows related to accounts payable payments. Looking to the second half of 2002, the Company expects cash provided by operating activities to increase from the first half based on historically strong increases during that period.

Credit and Equity Financing Facilities

The Company has various credit facilities and commercial paper programs available for use throughout the world. These facilities and programs are explained in detail in the Company’s Form 10-K for the year ended December 31, 2001. The following chart illustrates the amounts outstanding on credit facilities and commercial paper programs and available credit at June 30, 2002. The Company limits the aggregate commercial paper and credit facility borrowings at any one time to a maximum of $450 million.

	Facility	Outstanding	Available
	Limit at	Balance at	Credit at
(in millions)	June 30, 2002	June 30, 2002	June 30, 2002

U.S. commercial paper program	$350.0	$140.5	$209.5

Euro commercial paper programs (1)	320.6	43.1	277.5

Revolving credit facility	350.0	—	350.0

Bilateral credit facilities	100.0	5.4	94.6

Totals at June 30, 2002	$1,120.6	$189.0	$931.6 (2)

(1)	Facility limit and outstanding balance in U.S. dollars fluctuates on a daily basis due to the changing exchange rate of the euro.

(2)	Although the Company has significant available credit, it is the Company’s policy to limit aggregate commercial paper and credit facility borrowings at any one time to a maximum of $450 million.

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

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

The Company’s financial position and debt capacity should enable it to meet current and future requirements. As additional resources are needed, the Company should be able to obtain funds readily and at competitive costs. The Company is well-positioned to continue to reduce debt, invest strategically in high-return projects, and to pay cash dividends as a means to enhance stockholder value. The Company intends to use future discretionary cash flows principally for debt reduction.

Results of Operations
Second Quarter of 2002 Compared with Second Quarter of 2001

	Three Months
	Ending June 30		Amount	Percent
			Increase	Increase
(Dollars are in millions, except per share)	2002	2001	(Decrease)	(Decrease)

Revenues from continuing operations	$486.6	$480.2	$6.4	1%

Costs of services and products sold	361.3	353.0	8.3	2

Selling, general and administrative expenses	75.9	72.8	3.1	4

Other expense	1.4	1.3	0.1	8

Operating income from continuing operations	47.3	52.2	(4.9)	(9)

Equity in income (loss) of affiliates, net	0.1	0.2	(0.1)	(50)

Interest expense	11.1	13.7	(2.6)	(19)

Provision for income taxes from continuing operations	11.4	13.9	(2.5)	(18)

Income from continuing operations	25.7	25.9	(0.2)	(1)

Income from discontinued operations	2.1	0.2	1.9	950

Net income	26.2	24.7	1.5	6

Diluted earnings per common share	0.64	0.62	0.02	3

Summary Analysis of Results

The Company continues to see the effect of the recessionary downturn in the domestic manufacturing sector that began in the fourth quarter of 2000. Additionally, weakness in the non-residential construction business has been encountered in the second quarter of 2002 and is expected to persist through the remainder of the year. These weaknesses were somewhat mitigated by continued strong international mill services and domestic abrasives and roofing granules business. Overall, this has negatively affected the Company’s revenues and operating income during the second quarter of 2002 compared with the second quarter of 2001. These revenue weaknesses were more than offset by $8.4 million in favorable foreign exchange translation of sales as compared to the second quarter of 2001.

Costs and expenses increased principally as a result of foreign exchange translation of $7.2 million ($5.0 million after-tax); increased pension expense of $5.3 million ($3.7 million after-tax) due to financial market conditions; and increased provisions for uncollectible accounts receivable of $2.4 million ($1.7 million after-tax) in the Mill Services Segment. The increase in provisions for uncollectible accounts receivable relates principally to a U.K. customer that unexpectedly filed for administrative receivership in July 2002 impacting the Company’s accounts receivable. These increases were partially offset by the elimination of $4.1 million ($2.8 million after-tax) in goodwill amortization as a result of implementing SFAS 142, together with stringent cost controls, process improvements and reorganization efforts. Foreign exchange translation had a net positive effect on operating income of $1.2 million as compared with the second quarter of 2001. The Company’s continuing efforts towards debt reduction (over $100 million since January 1, 2001) combined with lower interest rates reduced pre-tax interest expense by $2.6 million and improved net income by $1.8 million compared with the second quarter of 2001.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

Net income was positively affected by $0.8 million from foreign exchange translation due principally to the strengthening of the euro and the British pound sterling.

Comparative Analysis of Results

Revenues from Continuing Operations

Second quarter 2002 revenues were up 1.3% from last year’s comparable period. This is attributable principally to the Company’s international mill services business and U.S. railway track maintenance equipment sales. These increases were mostly offset by decreases for certain product lines of the Gas and Fluid Control and Infrastructure Segments. Adjusting for the favorable effect of foreign currency translation, sales would have decreased $1.9 million due to the weakness in the both the Gas and Fluid Control and Infrastructure Segments and reduced steel mill services volume in North America.

Costs of Services and Products Sold

Costs of services and products sold for the second quarter of 2002 increased from the second quarter of 2001 principally as a result of increased pension expense of $2.8 million and foreign currency translation of $5.7 million. This increase was partially offset by the elimination of $4.1 million in goodwill amortization as a result of implementing SFAS 142.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter of 2002 increased from the second quarter of 2001 due principally to increased pension expense of $2.5 million, increased provisions for uncollectible accounts receivable of $2.4 million, and foreign currency translation of $1.5 million. These increases were partially offset by reductions in sales commissions of $0.7 million.

Operating Income from Continuing Operations

The decrease in operating income is attributable to weak performances in most product lines of the Infrastructure Segment and most product lines in the Gas and Fluid Control Segment. The weak performance of these businesses was partially offset by improved performance in the Mill Services Segment.

Interest Expense

Interest expense was significantly lower than last year’s comparable period due to decreased borrowings and lower interest rates.

Provision for Income Taxes from Continuing Operations

The effective income tax rate relating to continuing operations for the second quarter of 2002 was 31% versus 35% for 2001. This reduction in the income tax rate is due to lower effective tax rates on both international and domestic earnings principally related to SFAS 142’s elimination of goodwill amortization for book purposes, deductible 401(k) dividends, state income taxes and export sales benefits. On a comparative basis, this change in the effective income tax rate resulted in a savings of $1.6 million in taxes related to continuing operations.

Net Income and Earnings Per Share

Net income and earnings per share for the second quarter of 2002 were above last year’s comparable period as a result of decreased interest expense and the lower provisions for income taxes as previously discussed, and a $1.8 million after-tax gain recognized on the sale of the Company’s Capitol Manufacturing operations. Foreign currency translation positively affected net income by $0.8 million.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

Segment Analysis

Infrastructure Segment

	Three Months
	Ending June 30		Amount	Percent
			Increase	Increase
(Dollars are in millions)	2002	2001	(Decrease)	(Decrease)

Sales from continuing operations	$201.3	$195.9	$5.4	3%

Operating income from continuing operations	16.3	22.2	(5.9)	(27)

Segment net income	7.0	8.7	(1.7)	(20)

The quarter-over-quarter sales increase for the Infrastructure Segment relates to increased U.S. railway track maintenance equipment sales; increased scaffolding erection and dismantling services; and the positive effect of foreign currency translation. These increases were partially offset by decreased volume in both the domestic and international access equipment rental businesses and decreased railway track maintenance contracting revenues. The decreased volume in both the domestic and international access business is a direct result of widespread deferrals of non-residential construction spending due to the generally unsettled economic conditions. The decreased railway track maintenance contracting revenues relates to continued deferrals of non-essential maintenance services by U.S. railroads.

Operating income of the Infrastructure Segment decreased in the second quarter of 2002 as compared with the second quarter of 2001, despite increased sales. This was due to declining margins on certain railway track maintenance equipment sales due to product mix and decreased volume in both the domestic and international scaffolding and access equipment rental businesses. The operating margins on the increased sales from the scaffolding erection and dismantling business was not sufficient to offset the lower sales on the higher margin access equipment rental business. In the second quarter of 2002, the benefit of the elimination of $1.2 million in goodwill amortization as a result of the implementation of SFAS 142 was more than offset by $2.1 million in increased pension expense.

The change in segment net income relates to the factors noted above as well as decreased interest expense due to decreased debt and lower interest rates and a lower effective tax rate in 2002.

Mill Services Segment

	Three Months
	Ending June 30
			Amount	Percent
(Dollars are in millions)	2002	2001	Increase	Increase

Sales from continuing operations	$193.9	$185.3	$8.6	5%

Operating income from continuing operations	23.0	21.6	1.4	6

Segment net income	14.1	12.7	1.4	11

The quarter-over-quarter sales increase for the Mill Services Segment relates to continued strong international mill services business and the domestic abrasives and roofing granules business. These increases were partially reduced by continued difficult market conditions in the Company’s U.S. mill services business. Although the Company has seen increased U.S. mill services volumes with certain customers, these increases have been more than offset by the lost volume due to steel mill shutdowns and bankruptcies during 2002. The effect of foreign currency translation increased 2002 period sales by approximately $2 million.

Operating income of the Mill Services Segment for the second quarter of 2002 was slightly above the comparable 2001 period. This increase is a result of new business opportunities primarily in the international markets. The second quarter of 2002 was negatively affected by increased provisions for doubtful accounts receivable of $2.4 million, principally relating to a U.K. customer that unexpectedly filed for administrative receivership in July. In the second quarter of 2002, the benefit of the elimination of $2.3 million in goodwill amortization as a result of the implementation of SFAS 142 was mostly offset by $2.1 million in increased pension expense.

Net income of the Mill Services Segment for the second quarter of 2002 was slightly above the comparable period in 2001 due to factors previously discussed.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

Gas and Fluid Control Segment

	Three Months
	Ending June 30		Amount	Percent
			Increase	Increase
(Dollars are in millions)	2002	2001	(Decrease)	(Decrease)

Sales from continuing operations	$91.4	$99.0	$(7.6)	(8)%

Operating income from continuing operations	8.0	8.4	(0.4)	(5)

Segment net income	7.1	5.0	2.1	42

Sales, operating income, and net income of the Gas and Fluid Control Segment continued to be negatively impacted by poor market conditions affecting demand for manufactured products. The Company is principally affected by the decline in the natural gas transmission market, as well as, most other gas control and containment equipment product lines. This declining demand was partially offset by increased demand for valves, most notably in the liquid propane gas (LPG) product line. Additionally, operating margins increased quarter over quarter due to stringent cost controls. In the second quarter of 2002, the benefit of the elimination of $0.6 million in goodwill amortization as a result of the implementation of SFAS 142 was more than offset by $0.8 million in increased pension expense. Segment net income was positively impacted by a $1.8 million after-tax gain on the sale of the Capitol Manufacturing business and reduced interest and income tax expenses.

Services and Engineered Products Analysis

The Company is a diversified services and engineered products company. Sales and operating income for the second quarter of 2002 and 2001 are presented in the following table:

	Three Months Ending		Three Months Ending
	June 30, 2002		June 30, 2001

(Dollars are in millions)	Amount	Percent	Amount	Percent

Sales

Services	$335.7	69%	$332.3	69%

Engineered products	150.9	31	147.9	31

Total sales	$486.6	100%	$480.2	100%

Operating Income

Services	$32.0	68%	$37.1	71%

Engineered products	15.3	32	15.1	29

Total segment operating income	$47.3	100%	$52.2	100%

For the second quarter of 2002, sales for services increased from the comparable period in 2001. This is due to increased international mill services business. Operating income for services decreased from the comparable period in 2001. This is due to decreases in the Company’s domestic mill services business and its domestic and international scaffolding and access businesses, as previously discussed.

For the second quarter of 2002, sales and operating income for engineered products increased from the comparable period in 2001. This is due principally to increased sales of railway maintenance-of-way equipment and valves in the liquid propane gas product line.

Results of Operations
Six Months of 2002 Compared with Six Months of 2001

	Six Months
	Ending June 30		Amount	Percent
			Increase	Increase
(Dollars are in millions, except per share)	2002	2001	(Decrease)	(Decrease)

Revenues from continuing operations	$922.8	$958.8	$(36.0)	(4)%

Costs of services and products sold	689.2	716.5	(27.3)	(4)

Selling, general and administrative expenses	149.9	148.8	1.1	1

Other expense	2.3	3.8	(1.5)	(39)

Operating income from continuing operations	79.8	88.2	(8.4)	(10)

Equity in income (loss) of affiliates, net	0.3	(2.0)	2.3	115

Interest expense	22.2	27.8	(5.6)	(20)

Provision for income taxes from continuing operations	18.5	21.2	(2.7)	(13)

Income from continuing operations	38.5	36.9	1.6	4

Income from discontinued operations	1.8	(2.1)	3.9	186

Net income	40.4	34.8	5.6	16

Diluted earnings per common share	0.99	0.87	0.12	14

Summary Analysis of Results

The Company continues to see the effect of the recessionary downturn in the domestic manufacturing sector that began in the fourth quarter of 2000. Additionally, weakness in the non-residential construction business has been encountered in the second quarter of 2002 and is expected to persist through the remainder of the year. These weaknesses were somewhat mitigated by continued strong international mill services and domestic abrasives and roofing granules business. This has negatively affected the Company’s revenues and operating income during the first half of 2002 compared with the first half of 2001. These revenue weaknesses were worsened by $2.4 million in unfavorable foreign exchange translation of sales as compared with the first half of 2001.

Costs and expenses decreased as a result of decreased revenues; stringent cost controls, process improvements and reorganization efforts; and the elimination of $8.1 million ($5.6 million after-tax) in goodwill amortization as a result of the implementation of SFAS 142. This decrease in amortization expense was more than offset by increased pension expense of $10.1 million ($7.0 million after-tax) due to financial market conditions. Foreign exchange translation had a negative effect on operating income of $0.5 million as compared to the first half of 2001. The Company’s continuing efforts towards debt reduction (over $100 million since January 1, 2001), combined with lower interest rates, reduced pre-tax interest expense by $5.6 million and improved net income by $3.9 million compared with the first half of 2001.

Net income was negatively affected by $0.3 million from foreign exchange translation due principally to the weakening of the Brazilian real and the South African rand which was mostly offset by the strengthening of the euro and the British pound sterling.

Comparative Analysis of Results

Revenues from Continuing Operations

Revenues from continuing operations for the first six months of 2002 were down 4% from last year’s comparable period. This is due to the continued downturn in the domestic manufacturing sector, reduced steel mill services volume in North America and weakness in the non-residential construction business. Decreased revenues were encountered in most product lines of the Infrastructure and Gas and Fluid Control Segments. These decreases were partially offset by increased volume and new contracts in the international mill services business and increased sales

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

in the domestic roofing granules business. On a comparative basis, sales were negatively affected by $2.4 million related to the unfavorable effect of foreign currency translation.

Costs of Services and Products Sold

Costs of services and products sold in the first half of 2002 decreased from the first half of 2001, principally due to decreased variable costs due to lower sales; stringent cost controls, process improvements and reorganization efforts; and the elimination of $8.1 million in goodwill amortization as a result of implementing SFAS 142. These decreases were partially offset by $5.6 million in increased pension expense due to financial market conditions.

Other Expense

The Company incurred $2.3 million of net other expense in the first six months of 2002 compared to $3.8 million of net other expense in the first six months of 2001. This income statement classification relates to continuing operations and principally includes employee termination benefit costs, impaired asset write-downs, and costs to exit activities, partially offset by net gains on the disposal of non-core assets.

Expenses for the first six months of 2002 included $2.0 million of employee termination benefit costs, principally in the Mill Services and Infrastructure Segments related to operations in the United States and Europe. Additionally, $0.4 million of costs to exit activities were incurred in the period. These expenses were offset by gains of $0.2 million, principally from sales of non-core assets in the United States.

Expenses for the first six months of 2001 included $3.5 million of employee termination benefit costs principally in the Mill Services and Infrastructure Segments related to operations in the United States and Europe. Additionally, $0.8 million of expense was incurred in the first six months of 2001 due to impaired asset write-downs. Finally, $0.9 million of costs to exit activities were incurred in the period. These expenses were offset by gains of $0.8 million, principally from sales of non-core assets in the United States.

Employee termination benefit costs consist principally of severance arrangements to employees terminated as a result of management reorganization actions. Under these reorganization actions, the Company and its management have established and approved specific plans of termination. The affected employees have been notified prior to recognition of related provisions. The following tables provide details related to reorganization actions that are included in continuing operations. The remaining payments relate to both employees that were terminated during the period presented and employees that still remain to be terminated at June 30, 2002.

Employee Termination Benefit Costs and Payments – Continuing Operations

(In millions)
	2002	2001 (1)

	Six Months Ending	Six Months Ending	July 1 -
Original reorganization action period:	June 30	June 30	Dec 31

Employee termination benefit cost:	$2.0	$3.5	$5.7

Disbursements: (2)
In January – June 2001	—	(2.5)	—

In July – December 2001	—	(1.0)	(2.3)

In 2002	(1.6)	—	(1.0)

Total disbursements:	(1.6)	(3.5)	(3.3)

Other:	—	—	—

Remaining payments as of June 30, 2002(3):	$0.4	$—	$2.4

(1)	In order to comply with Financial Accounting Standards Board (FASB) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” 2001 information has been reclassified for comparative purposes as this income statement classification only reflects net costs related to continuing operations.

(2)	Disbursements are categorized according to the original reorganization action period to which they relate (2002 or 2001).

(3)	Remaining payments are categorized according to the original reorganization action period to which they relate (2002 or 2001).

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

Employee Terminations — Number of Employees – Continuing Operations

	2002	2001 (1)

	Six Months Ending	Six Months Ending	July 1 -
Original reorganization action period:	June 30	June 30	Dec 31

Employees affected by reorganization actions:	291	384	359

Employee Terminations:

In January – June 2001	—	(338)	—

In July – December 2001	—	(46)	(221)

In 2002	(290)	—	(59)

Total terminations:	(290)	(384)	(280)

Other:	—	—

Remaining terminations as of June 30, 2002:	1	—	79

(1)	In order to comply with Financial Accounting Standards Board (FASB) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” 2001 information has been reclassified for comparative purposes as this income statement classification only reflects net costs related to continuing operations.

Operating Income from Continuing Operations

The decrease in operating income is attributable to weak performances in most product lines of the Infrastructure and Gas and Fluid Control Segments. The weak performance of these businesses was partially offset by improved performance in Mill Services Segment.

Equity in Income (Loss) of Affiliates

Equity in income (loss) of affiliates increased from a $2.0 million loss in the first six months of 2001 to income of $0.3 million in the first six months of 2002. This relates principally to $2.9 million of pre-tax losses ($1.9 million net of income taxes) during the first six months of 2001 associated with the Company’s S3Networks investment. The Company exited this investment in April 2001.

Interest Expense

Interest expense was significantly lower than last year’s comparable period due to decreased borrowings and lower interest rates.

Provision for Income Taxes from Continuing Operations

The effective income tax rate relating to continuing operations for the first six months of 2002 was 31% versus 35% for 2001. This reduction in the income tax rate is due to lower effective tax rates on both international and domestic earnings principally related to SFAS 142’s elimination of goodwill amortization for book purposes, deductible 401(k) dividends, state income taxes and export sales benefits. On a comparative basis, this change in the effective income tax rate resulted in a savings of $2.5 million in taxes related to continuing operations.

Income from Continuing Operations

Income from continuing operations for the first six months of 2002 was above last year’s comparable period despite decreased revenues due primarily to reduced interest expense, reduced equity loss in affiliates and reduced income taxes as previously discussed.

Income from Discontinued Operations

Income from discontinued operations for the first six months of 2002 was above last year’s comparable period as a result of the $1.8 million after-tax gain recognized on the sale of the Company’s Capitol Manufacturing operations and an improvement in operating income due to the discontinued operations classification of a product line that had operating losses in 2001.

Net Income and Earnings Per Share

Net income and earnings per share for the first six months of 2002 were above last year’s comparable period despite decreased revenues, due to factors previously discussed.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

Segment Analysis

Infrastructure Segment

	Six Months
	Ending June 30		Amount	Percent
			Increase	Increase
(Dollars are in millions)	2002	2001	(Decrease)	(Decrease)

Sales from continuing operations	$377.2	$385.0	$(7.8)	(2)%

Operating income from continuing operations	26.6	32.0	(5.4)	(17)

Segment net income	10.2	8.6	1.6	19

The sales decrease for the Infrastructure Segment relates to declines in most product lines of the Segment. Decreased volume in both the domestic and international scaffolding and access equipment rental businesses, as well as, decreased railway maintenance contracting services affected 2002 as compared to 2001. The decreased volume in both the domestic and international access business is a direct result of widespread deferrals of non-residential construction spending due to the generally unsettled economic conditions. The decreased railway track maintenance contracting revenues relates to continued deferrals of non-essential maintenance services by U.S. railroads.

Operating income of the Infrastructure Segment decreased as a result of the decrease in sales. Additionally, the higher margins on the scaffolding and access equipment rental business is noticeable in the larger percent decrease in operating income as compared with sales. In the first half of 2002, the benefit of the elimination of $2.3 million in goodwill amortization as a result of the implementation of SFAS 142 was more than offset by $4.2 million in increased pension expense.

The change in segment net income relates to the factors noted above as well as decreased interest expense due to decreased debt and lower interest rates; a lower effective tax rate in 2002; and improved results from operations of a business classified as discontinued operations in accordance with SFAS 144.

Mill Services Segment

	Six Months
	Ending June 30
			Amount	Percent
(Dollars are in millions)	2002	2001	Increase	Increase

Sales from continuing operations	$370.6	$368.4	$2.2	1%

Operating income from continuing operations	40.7	40.1	0.6	1

Segment net income	24.5	23.8	0.7	3

The sales increase for the Mill Services Segment relates to continued strong international mill services business and domestic abrasives and roofing granules business. These increases were partially reduced by continued difficult market conditions in the Company’s U.S mill services business. The effect of foreign currency translation decreased 2002 period sales by approximately $6.6 million.

Operating income of the Mill Services Segment was slightly above the comparable 2001 period. This increase is a result of new business opportunities primarily in the international markets. The first half of 2002 was negatively affected by increased provisions for doubtful accounts receivable of $2.4 million, principally relating to a U.K. customer that unexpectedly filed for administrative receivership in July 2002. Additionally, the benefit of the elimination of $4.6 million in goodwill amortization as a result of the implementation of SFAS 142 was mostly offset by $4.2 million in increased pension expense.

Net income of the Mill Services Segment for the first half of 2002 was slightly above the comparable period in 2001 due to factors previously discussed. Foreign currency translation negatively affected 2002 period net income by approximately $0.8 million.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

Gas and Fluid Control Segment

	Six Months
	Ending June 30		Amount	Percent
			Increase	Increase
(Dollars are in millions)	2002	2001	(Decrease)	(Decrease)

Sales from continuing operations	$175.0	$205.4	$(30.4)	(15)%

Operating income from continuing operations	12.3	16.3	(4.0)	(25)

Segment net income	9.2	8.6	0.6	7

In the first six months of 2002, sales and operating income of the Gas and Fluid Control Segment were below the 2001 comparable period due to continued poor manufacturing sector market conditions, primarily in the United States. The Company is principally affected by the decline in the natural gas transmission market, as well as, most other gas control and containment equipment product lines. This declining demand is partially offset by increased demand for valves, most notably in the liquid propane gas (LPG) product line. In the first half of 2002, the benefit of the elimination of $1.2 million in goodwill amortization as a result of the implementation of SFAS 142 was mostly offset by $1.1 million in increased pension expense.

Net income of the Gas and Fluid Control Segment for the first half of 2002 was slightly above the comparable period in 2001 due to a $1.8 million after-tax gain on the sale of the Capitol Manufacturing business and reduced interest and income tax expenses.

Services and Engineered Products Analysis

The Company is a diversified services and engineered products company. Sales and operating income for the first half of 2002 and 2001 are presented in the following table:

	Six Months Ending		Six Months Ending
	June 30, 2002		June 30, 2001
(Dollars are in millions)	Amount	Percent	Amount	Percent

Sales
Services	$645.6	70%	$657.8	69%

Engineered products	277.2	30	301.0	31

Total sales	$922.8	100%	$958.8	100%

Operating Income
Services	$55.5	70%	$63.6	72%

Engineered products	24.1	30	24.8	28

Total segment operating income	$79.6	100%	$88.4	100%

For the first six months of 2002, sales and operating income for services decreased from the comparable period in 2001. This is due to decreases in the Company’s domestic mill services business and its domestic and international scaffolding and access businesses, as previously discussed.

For the first six months of 2002, sales and operating income for engineered products decreased from the comparable period in 2001. This is due to continued poor market conditions affecting demand for most manufactured products, as previously discussed.

New Financial Accounting Standards Issued

Information on new financial accounting standards issued is included under Part I, Item 1, Footnote I labeled “New Financial Accounting Standards Issued.”

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to foreign currency risk in its international operations. The Company conducts business in 40 countries. Approximately 54% and 52% of the Company’s sales from continuing operations for the six months ended June 30, 2002 and 2001, respectively, were derived from the Company’s operations outside the United States. Compared to the corresponding period in 2001, the values of the following currencies changed in relation to the U.S. dollar in the first six months of 2002, impacting the Company’s sales and income:

•	South African rand	Declined	36%

•	Brazilian real	Declined	14%

•	euro	Increased	2%

•	British pound sterling	Increased	1%

Such foreign currency exposures increase the risk of income statement, balance sheet and cash flow volatility which could result in a material impact to the Company’s financial position or results of operations in the future, if the above currencies or others would materially change in relation to the U.S. dollar.

To illustrate the effect of foreign currency exchange rate changes in certain key markets of the Company, in the first six months of 2002, sales would have been approximately 0.3% or $2.4 million greater using the average exchange rates for the first six months of 2001. A similar comparison for the second quarter of 2002 would have decreased sales approximately 1.7% or $8.4 million if the average exchange rates for the second quarter of 2001 would have remained the same in 2002. If the weakening of the U.S. dollar in relation to the euro and British pound sterling that started in the second quarter of 2002 would continue, the Company would expect to see a positive impact on sales and net income as a result of foreign currency translation.

Currency changes result in assets and liabilities denominated in local currencies being translated into U.S. dollars at different amounts than at the prior year-end. These currency changes resulted in increased net assets of $17.9 million and decreased net assets of $22.8 million, at June 30, 2002 and 2001, respectively.

The Company seeks to reduce exposures to foreign currency transaction fluctuations through the use of forward exchange contracts. At June 30, 2002, these contracts amounted to $1.1 million and all mature within 2002. The Company does not hold or issue financial instruments for trading purposes, and it is the Company’s policy to prohibit the use of derivatives for speculative purposes.

The Company’s cash flows and earnings are subject to changes in interest rates. Total debt of $736.2 million as of June 30, 2002 was approximately 35.4% at variable rates of interest and 64.6% at fixed interest rates. The weighted average interest rate of total debt was approximately 5.51%. At current debt levels, a one-percentage increase/decrease in interest rates would increase/decrease interest expense by approximately $2.6 million per year.

The economic slowdown in the United States that began in the second half of 2000 resulted in a recessionary environment during 2001. Although there were certain indications of economic improvement in the first quarter of 2002, generally unsettled economic conditions still currently exist. As a result, on a comparative basis, the Company continued to suffer reduced demand for almost all of its manufactured products and mill services in North America in the first half of 2002. Several steel producers, including certain Company customers, have filed for bankruptcy protection or shut down operations during 2001 and 2002. The most recent occurrence was in July 2002 when a U.K. customer filed for administrative receivership. This resulted in the Company recording an additional provision for uncollectible accounts receivable of $2.8 million in June 2002. Additionally, weakness in the non-residential construction business has been encountered in the first half of 2002, especially in the latter part of the second quarter. This is expected to persist during the second half of 2002. This has resulted in reduced rentals and sales of access equipment. There is a risk that the Company’s future results of operations or financial condition could be adversely affected if these problems continue. The future financial impact on the Company associated with these risks cannot be estimated.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Information on legal proceedings is included under Part I, Item 1, Footnote E labeled “Commitments and Contingencies” and is incorporated in this Item by reference.

ITEM 5.    OTHER INFORMATION

DIVIDEND INFORMATION

On June 25, 2002, the Board of Directors declared a quarterly cash dividend of 25 cents per share, payable August 15, 2002, to shareholders of record on July 15, 2002.

ITEM 6(a). EXHIBITS

Listing of Exhibits filed with Form 10-Q:

Exhibit Number	Data Required	Location

99(a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit

99(b)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit

ITEM 6(b). REPORTS ON FORM 8-K

There were no reports filed on Form 8-K during the second quarter ending June 30, 2002.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART II – OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARSCO CORPORATION

(Registrant)

DATE	August 8, 2002	/S/ Salvatore D. Fazzolari

Salvatore D. Fazzolari Senior Vice President, Chief Financial Officer and Treasurer

DATE	August 8, 2002	/S/ Stephen J. Schnoor

Stephen J. Schnoor Vice President and Controller