Form 10-Q
period 2002-09-30
HARSCO CORP
filed 2002-11-08
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
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

YES    ☒             NO    ☐

Title of Each Class	Outstanding Shares at October 31, 2002

Common Stock Par Value $1.25	40,518,719

Preferred Stock Purchase Rights	40,518,719

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands, except per share amounts)	2002	2001 (1)	2002	2001 (1)

Revenues from continuing operations:
Service sales	$342,668	$331,302	$988,226	$989,057
Product sales	167,851	178,991	491,241	536,374

Total revenues	510,519	510,293	1,479,467	1,525,431

Costs and expenses from continuing operations:
Cost of services sold	249,731	239,027	718,839	714,305
Cost of products sold	134,024	143,327	388,253	431,438
Selling, general, and administrative expenses	78,200	73,886	237,223	232,600
Research and development expenses	642	1,417	2,206	2,887
Other (income) expense	(137)	323	2,901	4,148

Total costs and expenses	462,460	457,980	1,349,422	1,385,378

Operating income from continuing operations	48,059	52,313	130,045	140,053
Equity in income (loss) of affiliates, net	138	225	428	(1,823)
Interest income	1,008	2,133	3,238	4,552
Interest expense	(11,109)	(12,919)	(33,559)	(41,632)

Income from continuing operations before income taxes and
minority interest	38,096	41,752	100,152	101,150
Income tax expense	11,736	13,139	30,927	33,929

Income from continuing operations before minority interest	26,360	28,613	69,225	67,221
Minority interest in net income	1,665	1,194	4,698	3,646

Income from continuing operations	24,695	27,419	64,527	63,575

Discontinued operations:
Loss from operations of discontinued businesses	(548)	(896)	(2,582)	(2,912)
Gain on disposal of discontinued businesses	2,071	—	4,939	—
Income tax benefit (expense)	(546)	313	(851)	1,019

Income (loss) from discontinued operations	977	(583)	1,506	(1,893)

Net Income	$25,672	$26,836	$66,033	$61,682

Average shares of common stock outstanding	40,514	39,898	40,304	39,845
Basic earnings (loss) per common share:
Continuing operations	$.61	$.69	$1.60	$1.60
Discontinued operations	.02	(.02)	.04	(.05)

Basic earnings per common share	$.63	$.67	$1.64	$1.55

Diluted average shares of common shares outstanding	40,646	40,153	40,707	39,990
Diluted earnings (loss) per common share:
Continuing operations	$.61	$.68	$1.58	$1.59
Discontinued operations	.02	(.01)	.04	(.05)

Diluted earnings per common share	$.63	$.67	$1.62	$1.54

(1)

In order to comply with the Financial Accounting Standards Board (FASB) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” 2001 information has been reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30	December 31
(In thousands)	2002	2001(1)

ASSETS
Current assets:
Cash and cash equivalents	$76,426	$67,407
Accounts receivable, net	423,491	386,252
Inventories	180,524	174,644
Other current assets	73,192	68,546

Total current assets	753,633	696,849

Property, plant and equipment, net	791,010	822,500
Goodwill, net	368,612	353,221
Other assets	193,749	180,439
Assets held for sale	10,173	37,757

Total assets	$2,117,177	$2,090,766

LIABILITIES
Current liabilities:
Short-term borrowings	$15,634	$29,560
Current maturities of long-term debt	9,929	12,422
Accounts payable	160,728	162,481
Accrued compensation	40,066	37,245
Income taxes	34,542	35,061
Dividends payable	10,130	9,996
Other current liabilities	202,816	178,928

Total current liabilities	473,845	465,693

Long-term debt	663,144	720,133
Deferred income taxes	120,049	103,082
Insurance liabilities	50,205	49,019
Other liabilities	52,416	57,621
Liabilities associated with assets held for sale	2,218	9,045

Total liabilities	1,361,877	1,404,593

COMMITMENTS and CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock	83,767	83,106
Additional paid-in capital	110,096	94,597
Accumulated other comprehensive expense	(118,201)	(135,263)
Retained earnings	1,283,423	1,247,680

	1,359,085	1,290,120
Treasury stock	(603,785)	(603,947)

Total shareholders’ equity	755,300	686,173

Total liabilities and shareholders’ equity	$2,117,177	$2,090,766

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

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30
(In thousands)	2002	2001(1)

Cash flows from operating activities:
Net income	$66,033	$61,682
Adjustments to reconcile net income to net
cash provided by (used by) operating activities:
Depreciation	115,911	119,781
Amortization	1,245	13,078
Equity in (income) loss of affiliates, net	(428)	1,823
Dividends or distributions from affiliates	144	845
Other, net	7,684	4,972
Changes in assets and liabilities, net of acquisitions
and dispositions of businesses:
Accounts receivable	(22,851)	(45,760)
Inventories	(5,968)	1,569
Accounts payable	(12,713)	(25,495)
Net disbursements related to discontinued defense business	(1,054)	(937)
Other assets and liabilities	15,678	2,137

Net cash provided by operating activities	163,681	133,695

Cash flows from investing activities:
Purchases of property, plant and equipment	(86,132)	(117,314)
Purchase of businesses, net of cash acquired	(436)	(4,914)
Proceeds from sales of assets	54,906	24,926
Other investing activities	16	16

Net cash used by investing activities	(31,646)	(97,286)

Cash flows from financing activities:
Short-term borrowings, net	(19,553)	(20,156)
Current maturities and long-term debt:
Additions	103,093	155,470
Reductions	(190,308)	(140,113)
Cash dividends paid on common stock	(30,156)	(28,670)
Common stock issued-options	13,459	4,151
Common stock acquired for treasury	--	(167)
Other financing activities	(3,586)	(2,729)

Net cash used by financing activities	(127,051)	(32,214)

Effect of exchange rate changes on cash	4,034	(4,789)
Net decrease in cash of discontinued operations	1	--

Net increase (decrease) in cash and cash equivalents	9,019	(594)
Cash and cash equivalents at beginning of period	67,407	56,420

Cash and cash equivalents at end of period	$76,426	$55,826

(1)

In order to comply with the Financial Accounting Standards Board (FASB) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” 2001 information has been reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2002	2001	2002	2001

Net income	$25,672	$26,836	$66,033	$61,682

Other comprehensive income (expense):
Foreign currency translation adjustments	(467)	1,620	17,376	(21,088)
Net gains (losses) on cash flow hedging instruments, net of deferred income
taxes	1	53	19	(71)
Pension liability adjustments, net of deferred income taxes	31	7	4	12
Unrealized loss on marketable securities	(44)	--	--	--
Reclassification adjustment for gain included in net income	--	--	(337)	--

Other comprehensive income (expense)	(479)	1,680	17,062	(21,147)

Total comprehensive income	$25,193	$28,516	$83,095	$40,535

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

Notes to Consolidated Financial Statements

A. Opinion of Management

Financial information furnished herein, which is unaudited, in the opinion of management reflects all adjustments (all of which are of a normal recurring nature) that are necessary to present a fair statement of the interim period. This unaudited interim information should be read in conjunction with the Company’s annual Form 10-K filing for the year ended December 31, 2001.

B. Reclassifications

Certain reclassifications have been made to prior year amounts to conform with current year classifications. These reclassifications relate principally to assets and liabilities currently classified as held for sale or operations currently classified as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS 144) as discussed in Note H, “Assets Held for Sale and Discontinued Operations,” (Note H).

In the 10-Q filing for the period ending June 30, 2002 these reclassifications included IKG Industries, a business unit of the Infrastructure Segment, which was classified as a discontinued operation. However, as discussed in Note H, this operation is no longer classified as a discontinued operation as of September 30, 2002. Therefore, all assets and liabilities of IKG Industries are now included in their respective balance sheet caption on the Condensed Consolidated Balance Sheet and all income statement amounts are now included in continuing operations on the Condensed Consolidated Statement of Income.

As a result of these reclassifications, several amounts presented for comparative purposes from 2001 will not individually agree to previously filed forms 10-K or 10-Q.

C. Review of Operations by Segment

(In millions)	Infra–	Mill	Gas and	S3Networks	General	Consolidated
Three Months Ended September 30, 2002	structure	Services	Fluid Control	LLC	Corporate	Totals

Net sales from continuing operations to
unaffiliated customers	$222.8	$196.7	$91.0	$—	$—	$510.5

Operating income (loss) from continuing operations	$17.4	$26.0	$5.1	$—	$(0.4)	$48.1
Equity in income of affiliates, net	—	0.1	—	—	—	0.1
Interest income	0.1	1.0	—	—	(0.1)	1.0
Interest expense	(7.3)	(0.7)	(0.1)	—	(3.0)	(11.1)
Income tax (expense) benefit	(3.0)	(8.1)	(2.1)	—	1.5	(11.7)
Minority interest in net income	(0.2)	(1.5)	—	—	—	(1.7)

Segment income (loss) from continuing
operations	7.0	16.8	2.9	—	(2.0)	24.7
Income from discontinued operations	—	—	1.0	—	—	1.0

Segment net income (loss)	$7.0	$16.8	$3.9	$—	$(2.0)	$25.7

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

(In millions)	Infra–	Mill	Gas and	S3Networks	General	Consolidated
Three Months Ended September 30, 2001(1)	structure	Services	Fluid Control	LLC	Corporate	Totals

Net sales from continuing operations to
unaffiliated customers	$228.2	$184.4	$97.7	$—	$—	$510.3

Operating income from continuing operations	$24.6	$21.5	$6.2	$—	$—	$52.3
Equity in income of affiliates, net	0.2	—	—	—	—	0.2
Interest income	0.1	1.1	—	—	0.9	2.1
Interest expense	(8.5)	(2.3)	(0.5)	—	(1.7)	(13.0)
Income tax (expense) benefit	(6.0)	(6.2)	(2.0)	—	1.1	(13.1)
Minority interest in net income	—	(1.1)	—	—	—	(1.1)

Segment income (loss) from continuing
operations	10.4	13.0	3.7	—	0.3	27.4
Loss from discontinued operations	—	—	(0.6)	—	—	(0.6)

Segment net income	$10.4	$13.0	$3.1	$—	$0.3	$26.8

(1)

In order to comply with the Financial Accounting Standards Board (FASB) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” 2001 information has been reclassified for comparative purposes.

(In millions)	Infra–	Mill	Gas and	S3Networks	General	Consolidated
Nine Months Ended September 30, 2002	structure	Services	Fluid Control	LLC	Corporate	Totals

Net sales from continuing operations to
unaffiliated customers	$646.2	$567.3	$266.0	$—	$—	$1,479.5

Operating income (loss) from continuing operations	$46.2	$66.7	$17.3	$—	$(0.1)	$130.1
Equity in income of affiliates, net	0.3	0.1	—	—	—	0.4
Interest income	0.5	2.6	—	—	0.1	3.2
Interest expense	(21.7)	(2.9)	(0.2)	—	(8.8)	(33.6)
Income tax (expense) benefit	(7.4)	(20.9)	(5.7)	—	3.1	(30.9)
Minority interest in net (income) loss	(0.5)	(4.3)	0.1	—	—	(4.7)

Segment income (loss) from continuing
operations	17.4	41.3	11.5	—	(5.7)	64.5
Income from discontinued operations	—	—	1.5	—	—	1.5

Segment net income (loss)	$17.4	$41.3	$13.0	$—	$(5.7)	$66.0

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

(In millions)	Infra–	Mill	Gas and	S3Networks	General	Consolidated
Nine Months Ended September 30, 2001(1)	structure	Services	Fluid Control	LLC	Corporate	Totals

Net sales from continuing operations to
unaffiliated customers	$669.4	$552.8	$303.2	$—	$—	$1,525.4

Operating income (loss) from continuing operations	$56.1	$61.6	$22.6	$—	$(0.2)	$140.1
Equity in income (loss) of affiliates, net	1.0	0.1	—	(2.9)	—	(1.8)
Interest income	0.4	3.1	0.1	—	0.9	4.5
Interest expense	(26.5)	(7.0)	(1.2)	—	(7.0)	(41.7)
Income tax (expense) benefit	(11.9)	(17.5)	(7.8)	1.0	2.3	(33.9)
Minority interest in net income	(0.1)	(3.5)	—	—	—	(3.6)

Segment income (loss) from continuing
operations	19.0	36.8	13.7	(1.9)	(4.0)	63.6
Loss from discontinued operations	—	—	(1.9)	—	—	(1.9)

Segment net income (loss)	$19.0	$36.8	$11.8	$(1.9)	$(4.0)	$61.7

(1)

In order to comply with the Financial Accounting Standards Board (FASB) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” 2001 information has been reclassified for comparative purposes.

D. Accounts Receivable and Inventories

Accounts receivable are net of an allowance for doubtful accounts of $38.2 million and $32.5 million at September 30, 2002 and December 31, 2001, respectively. The provision for doubtful accounts was $10.1 million and $6.2 million for the nine months ended September 30, 2002 and 2001, respectively.

Inventories consists of:

	September 30	December 31
(In thousands)	2002	2001(1)

Finished goods	$62,582	$62,315
Work-in-process	22,952	24,682
Raw materials and purchased parts	71,811	67,190
Stores and supplies	23,179	20,457

	$180,524	$174,644

(1)

In order to comply with the Financial Accounting Standards Board (FASB) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” 2001 information has been reclassified for comparative purposes.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

E. Property, Plant and Equipment

Property, plant and equipment consists of:

	September 30	December 31
(In thousands)	2002	2001(1)

Land and improvements	$35,999	$37,198
Buildings and improvements	166,827	164,075
Machinery and equipment	1,546,323	1,497,494
Uncompleted construction	25,037	40,445

	1,774,186	1,739,212
Less accumulated depreciation and facilities valuation allowance	(983,176)	(916,712)

	$791,010	$822,500

(1)

In order to comply with the Financial Accounting Standards Board (FASB) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” 2001 information has been reclassified for comparative purposes.

F. Commitments and Contingencies

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

The settlement does not resolve the claim by the Internal Revenue Service (“IRS”) that, contrary to the Company’s position, certain cargo truck models sold by the Company should be considered to have gross vehicle weights in excess of the 33,000 pound threshold under FET law, are not entitled to an exemption from FET under any other theory, and therefore are taxable. In 1999, the IRS assessed an increase in FET of $30.4 million plus penalties and applicable interest currently estimated to be $12.4 million and $64.0 million, respectively. In October 1999, the Company posted an $80 million bond required as security by the IRS. This increase in FET takes into account offsetting credits of $9.2 million, based on a partial allowance of the Company’s $31.9 million claim that certain truck components are exempt from FET. The IRS disallowed in full the Company’s additional claim that it is entitled to the entire $52 million of FET (plus applicable interest currently estimated by the Company to be $57.1 million) the Company has paid on the five-ton trucks, on the grounds that such trucks qualify for the FET exemption applicable to certain vehicles specially designed for the primary function of off-highway transportation. In the event that the Company ultimately receives from the IRS a refund of tax (including applicable interest) with respect to which the Company has already received reimbursement from the Army, the refund would be allocated between the Company and the Army. In August 2000, the Company filed legal action against the Government in the U.S. Court of Federal Claims challenging the assessment and seeking a refund of all FET that the Company has paid on five-ton trucks. That action is proceeding and trial is expected to be scheduled for May of 2003. Although there is risk of an adverse outcome, both the Company and the Army believe that the cargo trucks are not taxable. No recognition has been given in the accompanying financial statements for the Company’s claims for refund from the IRS.

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

Even if the cargo trucks are ultimately held to be taxable, the Army’s contribution of $24.6 million toward payment of the tax (but not interest or penalty, if any), would result in a net maximum liability for the Company of $5.8 million plus penalties and applicable interest currently estimated to be $12.4 million and $64.0 million, respectively. The Company believes it is unlikely that resolution of this matter will have a material adverse effect on the Company’s financial position; however, it could have a material effect on quarterly or annual results of operations and cash flows.

Environmental
The Company is involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a “potentially responsible party” for certain waste disposal sites. While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company. The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Consolidated Balance Sheet at September 30, 2002 and December 31, 2001 includes an accrual of $3.2 million and $3.0 million, respectively, for environmental matters. The amounts charged against pre-tax earnings related to environmental matters totaled $1.4 million and $0.7 million for the first nine months of 2002 and 2001, respectively.

The liability for future remediation costs is evaluated on a quarterly basis. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures. The Company does not expect that any sum it may have to pay in connection with environmental matters in excess of the amounts recorded or disclosed above would have a material adverse effect on its financial position or results of operations or cash flows.

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

To date, the Company has obtained dismissal by stipulation, or summary judgment prior to trial, in all cases that have proceeded to trial (approximately 415 dismissals). The Company has not paid any amounts in settlement of these cases, with the exception of two settlements totaling less than $10,000 paid by the insurance company prior to 1998. The Company’s insurance carrier has paid all legal costs and expenses to date. The Company has liability insurance coverage available under various primary and excess policies that the Company believes will be available if necessary to substantially cover any liability that might ultimately be incurred on these claims. As of September 30, 2002, there were approximately 24,700 open personal injury claims of which approximately 230 were filed in the quarter ended September 30, 2002. Over 98% of these complaints contain a standard claim for damages of $20 million or $25 million against the approximately 90 defendants, regardless of the individual’s alleged medical condition, and without identifying any product of the Company. In other cases, the complaints assert lesser amounts or do not state any amount claimed. In view of the current litigation climate, which as of yet has not been sufficiently addressed either politically or legally, the Company expects to continue to receive further claims.

The Company intends to continue its practice of vigorously defending these cases as they are listed for trial and expects the insurance carriers to continue to pay the legal costs and expenses. Management believes that the outcome of these cases will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

G. Goodwill and Other Intangible Assets

As described in Note 1, “Summary of Significant Accounting Policies”, to the Company’s Form 10-K for the year ended December 31, 2001, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets,” (SFAS 142) on January 1, 2002. Under this standard, goodwill and intangible assets with indefinite useful lives are no longer amortized. Additionally, goodwill of a reporting unit shall be reviewed for impairment when events and circumstances indicate the carrying amount may not be recoverable or on an annual basis if operations of a reporting unit have materially changed from the prior year. In accordance with SFAS 142, the Company completed transitional goodwill impairment testing by June 30, 2002. All reporting units of the Company passed Step 1 of the transitional testing thereby indicating that no goodwill impairment exists. Additionally, no reclassification of goodwill to intangible assets was necessary as a result of the adoption of SFAS 142. The Company intends to perform any required annual testing for goodwill impairment as of October 1, 2002 and will report the results of its testing in its 10-K filing for the year ended December 31, 2002.

The following table illustrates the effects of adopting SFAS 142 as it relates to net income, basic earnings per share (EPS) and diluted earnings per share (EPS) for the three months ended September 30, 2002 and 2001.

(In thousands, except per share amounts)	Net Income		Basic EPS		Diluted EPS
	2002	2001	2002	2001	2002	2001

Reported net income	$25,672	$26,836	$0.63	$0.67	$0.63	$0.67
Add: goodwill amortization, net of tax	—	2,770	—	0.07	—	0.07

Adjusted net income	$25,672	$29,606	$0.63	$0.74	$0.63	$0.74

The following table illustrates the effects of adopting the new standard as it relates to net income, basic earnings per share (EPS) and diluted earnings per share (EPS) for the nine months ended September 30, 2002 and 2001.

(In thousands, except per share amounts)	Net Income		Basic EPS		Diluted EPS
	2002	2001	2002	2001	2002	2001

Reported net income	$66,033	$61,682	$1.64	$1.55	$1.62	$1.54
Add: goodwill amortization, net of tax	—	8,078	—	0.20	—	0.20

Adjusted net income	$66,033	$69,760	$1.64	$1.75	$1.62	$1.74

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

The following table reflects the changes in carrying amounts of goodwill by segment for the nine months ended September 30, 2002:

			Gas and Fluid	Consolidated
(In thousands)	Infrastructure	Mill Services	Control	Totals

Balance as of December 31, 2001, net of accumulated amortization (1)	$128,668	$185,279	$39,274	$353,221

Goodwill written off related to sale of business	--	--	(1,496)	(1,496)

Other (principally foreign currency translation)	10,261	7,711	(1,085)	16,887

Balance as of September 30, 2002, net of accumulated amortization	$138,929	$192,990	$36,693	$368,612

(1)

In order to comply with the Financial Accounting Standards Board (FASB) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” 2001 information has been reclassified for comparative purposes.

Goodwill is net of accumulated amortization of $100.5 million and $107.1 million at September 30, 2002 and December 31, 2001, respectively.

Intangible assets, which are included in other assets on the Condensed Consolidated Balance Sheet, totaled $2.8 million, net of accumulated amortization of $6.8 million at September 30, 2002 and $4.2 million, net of accumulated amortization of $10.6 million at December 31, 2001. All intangible assets have been classified as finite-lived and are subject to amortization. The following chart reflects these intangible assets by major category.

	September 30, 2002		December 31, 2001
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization

Non-compete agreements	$4,150	$3,216	$5,430	$4,057

Patents	4,006	2,799	7,111	5,764

Other	1,496	792	2,251	747

Total	$9,652	$6,807	$14,792	$10,568

Amortization expense for intangible assets was $700 thousand for the nine months ended September 30, 2002. The following chart shows the estimated amortization expense for the next five fiscal years based on current intangible assets.

(In thousands)	2002	2003	2004	2005	2006
Estimated Amortization Expense	927	596	531	463	320

H. Assets Held for Sale and Discontinued Operations

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), which the Company adopted January 1, 2002. When a component of an entity is classified as “held for sale”, SFAS 144 requires that the income statement for current and prior periods reflect the results of operations of that component in discontinued operations. The income or loss from discontinued operations should include impairment charges, to the extent necessary, to reduce the book value of the business to fair value less costs to sell. Additionally, long-lived assets and liabilities (asset groups) that are “held for sale” should be separately identified on the balance sheet.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

In management’s ongoing strategic effort to increase the Company’s focus on core industrial services, certain manufacturing operations have been identified as candidates for divestiture. Effective March 21, 2002, the Board of Directors authorized the sale of the Capitol Manufacturing business, a business unit of the Gas and Fluid Control Segment. A significant portion of the Capitol Manufacturing business was sold on June 28, 2002. The Company continues to recognize income from inventory consigned to the buyer in accordance with the sale agreement. This business has been included in discontinued operations and the assets and liabilities have been separately identified on the balance sheet as “held for sale” for all periods presented. The net sales from discontinued operations for the nine months ended September 30, 2002 and 2001 were $35.5 million and $64.4 million, respectively. These sales are excluded from revenues from continuing operations reported on the income statement. The income (loss) from discontinued operations does not include any charges to reduce the book value of the business held for sale to its fair market value less cost to sell, since the fair value of the business exceeded the book value.

Effective June 25, 2002, the Board of Directors authorized the sale of the IKG Industries business (IKG), a business unit of the Infrastructure Segment. In August 2002, the transaction to sell IKG was terminated and the Company ceased marketing the business. Accordingly, IKG has been included in continuing operations for all periods presented and the assets and liabilities are no longer classified as “held for sale.” This reclassification has resulted in the following amounts related to IKG being included in continuing operations for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2002	2001	2002	2001

Revenues from continuing operations	$21,617	$27,848	$67,767	$84,152
Income from continuing operations	(157)	711	1,149	(57)

Effective August 30, 2002, management approved the sale of certain long-lived assets (primarily land and buildings) of the Infrastructure Segment. Accordingly, these assets have been separately identified on the balance sheet as “held for sale” for all periods presented.

The major classes of assets and liabilities “held for sale” included in the Condensed Consolidated Balance Sheet are as follows:

	September 30	December 31
(In thousands)	2002	2001
ASSETS
Cash and cash equivalents	$--	$1
Accounts receivable, net	1,525	9,933
Inventories	1,190	9,168
Other current assets	20	116
Property, plant and equipment, net	7,438	17,989
Goodwill	--	343
Other assets	--	207

Total assets "held for sale"	$10,173	$37,757

LIABILITIES
Current maturities of long-term debt	$49	$49
Accounts payable	422	6,953
Accrued compensation	13	512
Income taxes	851	462
Other current liabilities	853	1,005
Long-term debt	30	64

Total liabilities associated with assets "held for sale"	$2,218	$9,045

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

I. Reconciliation of Basic and Diluted Shares

	Three Months Ending		Nine Months Ending
	September 30		September 30
(In thousands, except amounts per share)	2002	2001	2002	2001

Income from continuing operations	$24,695	$27,419	$64,527	$63,575

Average shares of common stock outstanding used to compute basic earnings per
common share from continuing operations	40,514	39,898	40,304	39,845
Additional common shares to be issued assuming exercise of stock options, net of
shares assumed reacquired	132	255	403	145

Shares used to compute dilutive effect of stock options	40,646	40,153	40,707	39,990

Basic earnings per common share from continuing operations	$.61	$.69	$1.60	$1.60

Diluted earnings per common share from continuing operations	$.61	$.68	$1.58	$1.59

Options to purchase 990,474 shares and 440,656 shares were outstanding at September 30, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the effect was antidilutive.

J. New Financial Accounting Standards Issued

SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002” (SFAS 145)

In May 2002, the FASB issued SFAS 145 which, among other things, rescinds various pronouncements regarding early extinguishment of debt. It allows extraordinary accounting treatment for early extinguishment of debt only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. The Company expects to adopt this statement effective January 1, 2003. The adoption of SFAS 145 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146)

In July 2002, the FASB issued SFAS 146 which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities. These activities include restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. The Company expects to adopt this statement effective January 1, 2003. The adoption of SFAS 146 is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

SFAS No. 147, “Acquisitions of Certain Financial Institutions” (SFAS 147)

In October 2002, the FASB issued SFAS 147 which provides guidance on the accounting for the acquisition of a financial institution and impairment of certain intangible assets. SFAS 147 is effective October 1, 2002. The Company adopted this statement effective October 1, 2002 without any impact on financial position, results of operations, or cash flows.

K. Other Current Liabilities

Other current liabilities are comprised principally of: accrued taxes (other than income), accrued interest payable, accrued retirement plan liabilities, current insurance accruals and current reserves (e.g., warranty, environmental compliance, etc.).

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

These factors include, but are not limited to: (1) changes in the worldwide business environment in which the Company operates, including general economic conditions, particularly in the mill services, steel, infrastructure, non-residential construction and industrial gas markets; (2) changes in currency exchange rates, interest rates, and capital costs; (3) changes in the performance of stock and bond markets, particularly in the United States and United Kingdom, that could affect the valuation of the assets in the Company’s pension plans and the accounting for pension assets, liabilities and expense; (4) changes in governmental laws and regulations, including taxes and import tariffs; (5) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services, and technologies; (6) unforeseen business disruptions in one or more of the 40 countries which the Company operates due to political instability, civil disobedience, armed hostilities or other calamities; and (7) other risk factors listed from time to time in the Company’s SEC reports. The Company does not intend to update this information and disclaims any legal liability to the contrary.

Critical Accounting Policies
The Company’s discussion and analysis of its financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on going basis the Company evaluates its estimates, including those related to bad debts, inventory valuations, asset valuations, insurance accruals, income taxes, pensions and other post-retirement benefits, and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements. These items should be read in conjunction with Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data,” of the Company’s annual Form 10-K filing for the year ended December 31, 2001.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

  Allowances for doubtful accounts are maintained for estimated losses resulting from the inability of customers to make required payments on notes or accounts receivable. The Company has policies and procedures in place requiring customers to be evaluated for credit worthiness prior to the execution of new service contracts or shipments of products. The Company believes that the allowance ($38.2 million at September 30, 2002) is sufficient to properly state accounts receivable at their net realizable value. However, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Conversely, an improvement in a customer’s ability to make payments could result in a decrease of the allowance. Changes in the allowance related to both of these situations would be recorded through income in the period the change was determined.

  Inventory balances are adjusted for estimated obsolete or unmarketable inventory ($7.5 million at September 30, 2002) equal to the difference between the cost of inventory and its estimated market value. Market value is based upon assumptions about future demand and market conditions. If actual market conditions are determined to be less favorable than those projected by management, additional inventory write-downs may be required and would be recorded through income in the period the determination is made. Additionally, the Company records reserves ($24.2 million related to continuing operations as of September 30, 2002) to adjust a substantial portion of its U.S. inventory balances to the last-in, first-out (LIFO) method of inventory valuation. In adjusting these reserves throughout the year, the Company estimates its year-end inventory costs and quantities. At December 31 of each year the reserves are adjusted to reflect actual year-end inventory costs and quantities.

  Long-lived assets are reviewed for impairment when events and circumstances indicate that the book value of an asset may be impaired. Impairment loss estimates are based upon the difference between the book value and the fair value of the asset. The facilities valuation allowance is $4.6 million as of September 30, 2002. The fair value is generally based upon the Company’s estimate of the amount that the assets could be bought or sold for in a current transaction between willing parties. Should circumstances change that affect these estimates, additional impairment charges may be required and would be recorded through income in the period the change was determined.

  The Company retains a significant portion of the risk for property, workers’ compensation, automobile, general, and product liability losses. In consultation with third-party actuarial professionals, reserves have been recorded which reflect the undiscounted estimated liabilities including claims incurred but not reported. Inherent in these estimates are assumptions which are based on the Company’s history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends in insurance law. If actual claims differ from those projected by management, changes (either increases or decreases) to insurance reserves may be required and would be recorded through income in the period the change was determined.

  A valuation allowance to reduce deferred tax assets is evaluated on a quarterly basis. This valuation allowance is principally for international tax loss carryforwards and separate basket foreign tax credits which are uncertain as to realizability. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would more likely than not be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. See Note 9, Income Taxes, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data,” of the Company’s annual Form 10-K filing for the year ended December 31, 2001 for additional disclosures related to these items.

  Most of the Company’s United Kingdom and United States employees are covered by noncontributory defined benefit pension plans. The Company’s funding policy for these plans is to contribute amounts sufficient to meet the minimum funding pursuant to U.K. and U.S. statutory requirements, plus any additional amounts that the Company may determine to be appropriate. The Company accounts for its defined benefit pension plans in accordance with SFAS No. 87, “Employer’s Accounting for Pensions” (SFAS 87), which requires that amounts recognized in financial statements be determined on an actuarial basis. A minimum liability is required to be established on the Condensed Consolidated Balance Sheet representing the amount of unfunded accrued pension cost. The unfunded accrued pension cost is the difference between the accumulated benefit obligation and the fair value of the plan assets. When it is necessary to establish an additional minimum pension liability, an equal amount is recorded as an intangible pension asset limited to unrecognized prior service cost. Any excess amount is recorded as a reduction to shareholders’ equity in accumulated other comprehensive expense, net of tax, in the Condensed Consolidated Balance Sheet. When the fair market value of the pension plan assets exceeds the accumulated benefit obligation, the reduction to equity would be fully restored to the Condensed Consolidated Balance Sheet.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

In accordance with SFAS 87, pension costs and credits are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets, which are updated on an annual basis.

Should circumstances change that affect these estimates, changes (either increases or decreases) to the liabilities may be required and would be recorded through income in accordance with the provisions of SFAS 87. The annual measurement dates for the U.S. and U.K. pension plans are October 31 and September 30, respectively. See the Other Information section under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q and Note 8, Employee Benefit Plans, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data,” of the Company’s annual Form 10-K filing for the year ended December 31, 2001 for additional disclosures related to these items.

  Reserves for contingent liabilities are recorded on the balance sheet when an event is determined to be both probable and can be reasonably estimated. Additionally, disclosures of contingencies that are reasonably possible are included in Note F, Commitments and Contingencies, to the Condensed Consolidated Financial Statements under Part I, Item 1, “Financial Statements,” of this Form 10-Q. The Company believes that recorded reserves are sufficient to cover known contingencies that meet these two requirements. However, should circumstances change, adjustments (either increases or decreases) to reserves may be required and would be recorded through income in the period the change was determined.

  In connection with its acquisitions, the Company assesses and formulates a plan related to the future integration of the acquired entity. This process begins during the due diligence process and is concluded within twelve months of the acquisition. The Company accrues estimates for certain costs, related primarily to employee termination benefits and facility closures or restructurings, anticipated at the date of acquisition, in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” After the finalization of reorganization plans, costs incurred in excess of the recorded accruals are expensed. If actual costs are less than the accrued amounts, goodwill is reduced to the extent of the excess accrual.

Liquidity and Capital Resources
The Company’s principal sources of liquidity are cash from operations and short-term borrowings under its various credit agreements. Changes in the Company’s overall liquidity and capital resources from continuing operations are reflected in the following table. Positive cash flows in the first nine months of 2002 enabled the Company to pay cash of $106.8 million to reduce debt. Further debt reduction remains a principal financial objective for 2002 and 2003. The Company’s strategies for debt reduction include reducing working capital employed, generating substantial cash flows from the sale of underperforming assets and reducing capital expenditures.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

	September 30	December 31	Increase/
(Dollars in millions)	2002	2001(1)	(Decrease)

Current assets	$753.6	$696.8	$56.8
Current liabilities	473.8	465.7	8.1

Working capital	$279.8	$231.1	$48.7
Current ratio	1.6:1	1.5:1

Short-term borrowings and current
maturities	$25.6	$42.0	$(16.4)
Long-term debt	663.1	720.1	(57.0)

Total debt	688.7	762.1	(73.4)
Total equity	755.3	686.2	69.1

Total capital	$1,444.0	$1,448.3	$(4.3)
Total debt to total capital	47.7%	52.6%

(1)

In order to comply with the Financial Accounting Standards Board (FASB) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” 2001 information has been reclassified for comparative purposes.

Working Capital Position
The change in the Company’s working capital position and current ratio during the first nine months of 2002 is due principally to a $56.8 million increase in current assets, including an increase in receivables of $37.2 million and an increase in cash of $9.0 million. Accounts receivable increases are due principally to seasonal increases in sales and the effects of foreign currency translation when compared with December 31, 2001. Partially offsetting the increase in current assets is an $8.1 million increase in current liabilities. The increase in current liabilities relates principally to an increase in other current liabilities of $23.9 million that includes a $14.7 million increase in accrued interest. The increase in accrued interest principally relates to the 200 million British pound sterling bonds and is paid annually, in October. Partially offsetting the increase in other current liabilities is a $16.4 million decrease in short-term borrowings and current maturities. These decreases were achieved as part of the Company’s continuing debt reduction initiative.

Cash Investing and Financing Activities
The Company’s debt as a percent of total capital decreased in the first nine months of 2002 due to the combination of a net reduction of $73.4 million in balance sheet debt and an increase of $69.1 million in equity. Debt reduction would have been even greater but for the strengthening British pound and euro which caused debt denominated in those currencies to be translated at higher amounts. The increase in equity is attributable to increased retained earnings of $35.7 million, increased foreign currency translation adjustments of $17.4 million, and $15.5 million in additional paid-in capital, principally from stock option exercises. The foreign currency translation adjustments were primarily due to a 10.0% increase in the translated value of the euro, a 7.2% increase in the British pound sterling and a 13.4% increase in the South African rand, partially offset by a 40.3% decrease in the Brazilian real and a 10.2% decrease in the Mexican peso from December 31, 2001 to September 30, 2002.

Capital investments for the first nine months of 2002 were $86.1 million, down $31.2 million from the first nine months of 2001. This reduction in capital investments was achieved in part through the redeployment of mobile capital equipment in the Mill Services and Infrastructure Segments. Investments were made predominantly for the services businesses. In the near term, the Company does not expect the rate of capital expenditures to increase significantly from 2002 levels.

The Company’s history of cash dividends, paid at the same or increased rates for the 209th consecutive quarter in August 2002, demonstrates the Company’s continued commitment to creating value through returns to stockholders.

In the first nine months of 2002, the Company realized $54.9 million in cash from asset sales and sales of businesses, including $15.2 million from the sale of the Company’s Capitol Manufacturing business and $10.0 million from the sale of a product line of the Harsco Track Technologies Division of the Infrastructure Segment. This surpasses the Company’s 2002 strategic goal of realizing at least $50 million from the sale of underperforming assets. The Company’s management expects that positive operating cash flows and cash from the sale of underperforming assets will enable the Company to further reduce debt and surpass its stated goal of $100 million in balance sheet debt reduction by year end. Since peaking in mid 2000, the Company expects to have reduced its total debt by approximately $275 million as of December 31, 2002.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

Pension Plans
As a result of the recent declines in the U.K. equity markets, the Company’s U.K. pension fund is in an under-funded position as of September 30, 2002, the plan’s measurement date. At December 31, 2002, the Company will be required to recognize an additional minimum pension liability of approximately $135 million that will be recorded as a non-cash reduction to shareholder’s equity, which will not affect net income in 2002. Despite this adjustment to shareholder’s equity, the Company will continue to be within its debt covenants and funding requirements. The debt to capital ratio after the equity adjustment is expected to be approximately 50 percent. There is currently no requirement to contribute additional cash to the plans in 2003 above the comparable 2002 level. See the Other Information section under Part I, Item 2, “Management’s Discussion and Analysis of Financial condition and Results of Operations,” of this Form 10-Q for additional disclosures related to these items.

Nine-Month Financial Statistics from Continuing Operations

	For the Nine Months	For the Nine Months
	Ending September 30	Ending September 30
	2002	2001(1)

Harsco stock price high-low	$44.48-$25.75	$36.00-$23.60
Annualized return on average equity(2)	11.9%	12.6%
Annualized return on average assets(2)	8.6%	9.0%
Annualized return on average capital(2)	8.0%	8.0%

(1)

In order to comply with the Financial Accounting Standards Board (FASB) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” 2001 information has been reclassified for comparative purposes.

(2)

These statistics are annualized calculations of the Company’s returns based upon current year-to-date results. They may not be representative of actual results the Company achieves at December 31, 2002.

The Company’s slightly lower annualized return on average equity was due to higher equity levels in the first nine months of 2002 compared with the first nine months of 2001. Lower annualized return on average assets was due principally to lower annualized income before interest expense, taxes, and minority interest. Annualized return on average capital for the first nine months of 2002 remained the same as 2001 since a decrease in average capital was offset by a decrease in annualized income before interest expense. The December 2002 estimated U.K. pension equity adjustment of $135 million will affect the Company’s returns as a result of decreased equity. Based on September 30, 2002 year-to-date financial measures, return on average equity and return on average capital would increase approximately 2.8 and 0.8 percentage points, respectively, due to lower average equity. The Company’s book value per share increased to $18.64 per share at September 30, 2002 from $17.16 at December 31, 2001 due principally to an increase in equity related to retained earnings, additional paid-in capital, and foreign currency translation adjustments recorded as part of accumulated other comprehensive income. Book value per share is expected to be negatively impacted by approximately $3.33 in the fourth quarter as a result of the year-end equity adjustment to recognize the additional minimum pension liability referred to above. See the Other Information section under Part I, Item 2 “Management’s Discussion and Analysis of Financial condition and Results of Operations” of this Form 10-Q for additional disclosures related to these items.

The Company is focused on future improvements in return on capital as a result of the 2001 implementation of the Stern Stewart Economic Value Added (EVA®) program. The EVA® program is now fully used for financial measurement, decision making, and calculating incentive compensation.

Cash from Operating Activities

	For the Nine Months	For the Nine Months
	Ending September 30	Ending September 30
(In millions)	2002	2001

Net cash provided by operating activities:	$163.7	$133.7

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

Operating cash flows were $30.0 million greater in the first nine months of 2002 than in the first nine months of 2001. Additionally, cash from operations of $83.3 million for the three months ended September 30, 2002 was the best third quarter cash from operations since the third quarter of 1995. The increase in cash from operating activities for 2002 as compared to 2001 is due principally to reduced accounts receivable growth as well as the timing of accounts receivable receipts totaling $22.9 million. A $12.8 million favorable variance due to the timing of accounts payable payments in 2002 was partially offset by a $7.5 million unfavorable variance due to an increase in inventory, principally for new international orders of railway maintenance-of-way equipment. Looking to the fourth quarter of 2002, the Company expects cash provided by operating activities to increase from the third quarter based on historically strong increases in cash from operations during that period.

Credit and Equity Financing Facilities
The Company has various credit facilities and commercial paper programs available for use throughout the world. These facilities and programs are explained in detail in the Company’s Form 10-K for the year ended December 31, 2001. The following chart illustrates the amounts outstanding on credit facilities and commercial paper programs and available credit at September 30, 2002. The Company limits the aggregate commercial paper and credit facility borrowings at any one time to a maximum of $450 million.

		Outstanding	Available
	Facility Limit at	Balance at	Credit at
(In millions)	September 30, 2002	September 30, 2002	September 30, 2002

U.S. commercial paper program(1)	$350.0	$100.1	$249.9
Euro commercial paper programs(2) (3)	318.2	55.3	262.9
Revolving credit facility(1)	350.0	--	350.0
Bilateral credit facilities(2)	100.0	5.4	94.6

Totals at September 30, 2002	$1,118.2	$160.8	$957.4 (4)

(1)	U.S.-Based Program

(2)	International-Based Program

(3)	Facility limit and outstanding balance in U.S. dollars fluctuates on a daily basis due to the changing exchange rate of the euro.

(4)	Although the Company has significant available credit, it is the Company’s policy to limit aggregate commercial paper and credit facility borrowings at any one time to a maximum of $450 million.

As explained in the Company’s Form 10-K for the year ended December 31, 2001, the revolving credit facility of $350 million is in two parts. One part amounts to $131,250,000 and is a 364-day credit agreement that permits borrowing outstanding at expiration (September 26, 2003) to be repaid no later than September 26, 2004. The second part is for $218,750,000 and is a 5-year credit agreement that expires on September 29, 2005 at which time all borrowings are due. The first part of the facility was renegotiated in September 2002 to extend the expiration date one year, to the date noted above.

A Form S-3 shelf registration is on file with the Securities and Exchange Commission for the possible issuance of up to an additional $200 million of new debt securities, preferred stock or common stock. The Company is not obligated to issue these securities.

Credit Ratings and Outlook
The Company’s outstanding long-term notes (both U.S. and International) are rated A- by Standard & Poor’s, A- by Fitch and A-3 by Moody’s. The Company’s U.S.-based commercial paper is rated A-2 by Standard & Poor’s, F-2 by Fitch and P-2 by Moody’s, and the Company’s London-based commercial paper program (which represents approximately 77% of the euro commercial paper programs) is rated A-2 by Standard & Poor’s and P-2 by Moody’s.

The Company’s financial position and debt capacity should enable it to meet current and future operating, investing and financing requirements. As additional resources are needed, the Company should be able to obtain funds readily and at competitive costs. The Company is well positioned to continue to reduce debt, invest strategically in high-return projects, and to pay cash dividends as a means to enhance stockholder value. The Company intends to use future discretionary cash flows principally for debt reduction.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

Results of Operations
Third Quarter of 2002 Compared with Third Quarter of 2001

	Three Months
	Ending September 30		Amount	Percent
			Increase	Increase
(Dollars in millions, except per share)	2002	2001(1)	(Decrease)	(Decrease)

Revenues from continuing operations	$510.5	$510.3	$0.2	0%

Costs of services and products sold	383.8	382.4	1.4	0

Selling, general and administrative expenses	78.2	73.9	4.3	6

Other (income) expense	(0.1)	0.3	(0.4)	(133)

Operating income from continuing operations	48.1	52.3	(4.2)	(8)

Interest income	1.0	2.1	(1.1)	(52)

Interest expense	11.1	12.9	(1.8)	(14)

Provision for income taxes from continuing operations	11.7	13.1	(1.4)	(11)

Income from continuing operations	24.7	27.4	(2.7)	(10)

Income (loss) from discontinued operations	1.0	(0.6)	1.6	267

Net income	25.7	26.8	(1.1)	(4)

Diluted earnings per common share	$0.63	$0.67	$(.04)	(6)

Effective income tax rate for continuing operations	30.8%	31.5%	(.07)

Consolidated effective income tax rate	31.0%	31.4%	(.04)

(1)

In order to comply with the Financial Accounting Standards Board (FASB) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” 2001 information has been reclassified for comparative purposes.

Summary Analysis of Results — Third Quarter of 2002 Compared with Third Quarter of 2001
The Company continues to see the effect of the recessionary downturn in the domestic manufacturing sector that began in the fourth quarter of 2000. The continued weakness in the non-residential construction business in the U.S. and weak end markets in the U.K. have also resulted in lower than expected rental volumes for the Company’s access services businesses. Additionally, industry overcapacity in the U.K. powered access product line, has resulted in lower than expected rental rates. This weakness is expected to persist through the remainder of the year and the Company does not anticipate a rebound in this market until the emergence of stronger confidence in the economic outlook and a favorable resolution of ongoing issues pertaining to “terrorism insurance” for new high-rise construction. These weaknesses were somewhat mitigated by the continued strong performance of the international mill services and domestic abrasives and roofing granules businesses.

Comparative Analysis of Results

Revenues from Continuing Operations
Third quarter 2002 revenues equaled last year’s comparable period. This is principally attributable to an increase in revenue for the Company’s international mill services business and the positive impact of foreign currency translation, offset by decreases for certain businesses of the Gas and Fluid Control and Infrastructure Segments. Adjusting for the favorable effect of foreign currency translation, sales would have decreased $10.1 million due to the weakness in both the Gas and Fluid Control and Infrastructure Segments and reduced steel mill services volume in North America. Mill Services revenue in North America declined due in part to certain steel mill customers ceasing operations since the third quarter of 2001.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

Costs of Services and Products Sold
Costs of services and products sold for the third quarter of 2002 increased from the third quarter of 2001 principally as a result of increased pension expense of $2.7 million and the effect of foreign currency translation of approximately $7.0 million. These increases were partially offset by the elimination of $4.0 million in goodwill amortization as a result of implementing SFAS 142 and the positive effects of cost controls, process improvements and reorganization efforts.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the third quarter of 2002 increased from the third quarter of 2001 due principally to increased pension expense of $2.2 million and the effect of foreign currency translation of approximately $2.5 million. These increases were partially offset by reductions in sales commissions of $1.0 million.

Other (Income) Expense
The Company incurred $0.1 million of net other income in the third quarter of 2002 compared with $0.3 million in net other expense in the third quarter of 2001. This income statement classification relates to continuing operations and principally includes impaired asset write-downs, employee termination benefit costs and costs to exit activities, offset by net gains on the disposal of non-core assets.

Income for the third quarter of 2002 included $4.6 million in gains related to the sale of an equity investment in India (part of the Mill Services Segment) and a product line of the Harsco Track Technologies Division of the Infrastructure Segment. These gains were partially offset by $2.8 million of employee termination benefit costs, principally in the Mill Services and Infrastructure Segments related to operations in the United States and Europe; $1.1 million in costs to exit activities; and $0.6 million in other costs.

Expenses for the third quarter of 2001 included $1.0 million of employee termination benefit costs, principally in the Mill Services Segment relating to operations in the United States and Europe. Additionally, $0.4 million of costs to exit activities were incurred in the period. These expenses were partially offset by $1.2 million in gains principally relating to the sale of a trademark in the Gas and Fluid Control Segment.

Operating Income from Continuing Operations
The decrease in operating income in the third quarter of 2002 compared to the prior year period is attributable to weak performances in the access equipment rental, process equipment, railway contracting services and grating businesses of the Infrastructure Segment and the natural gas transmission equipment and cylinders businesses of the Gas and Fluid Control Segment. The weak performance of these businesses was partially offset by improved performance in the Mill Services Segment and the valves, cryogenics, and composites equipment businesses of the Gas and Fluid Control Segment.

Interest Income
Interest income was significantly lower than last year’s comparable period due to a $0.8 million interest receipt related to a tax refund in 2001 that did not recur in 2002.

Interest Expense
Interest expense was significantly lower than last year’s comparable period due to decreased borrowings at comparable interest rates.

Provision for Income Taxes from Continuing Operations
The effective income tax rate relating to continuing operations for the third quarter of 2002 was 30.8% versus 31.5% for the comparable period in 2001. This reduction in the income tax rate is primarily related to SFAS 142‘s elimination of goodwill amortization for book purposes.

Income from Continuing Operations
Income from continuing operations for the third quarter of 2002 was below last year’s comparable period due primarily to increased pension expense of $3.4 million after-tax as well as items previously discussed.

Income from Discontinued Operations
Income from discontinued operations for the third quarter of 2002 was above last year’s comparable period due principally to a $1.3 million after-tax gain related to the sale of the Company’s Capitol Manufacturing business of which a substantial part of the assets were divested in the second quarter of 2002. This gain was due to the sale of inventory that had been consigned to the purchaser of the business and was partially reduced by the cost of activities related to the collection of the remaining receivables and the sale of consigned inventory.

Net Income and Earnings Per Share
Net income and earnings per share for the third quarter of 2002 were below last year’s comparable period due to factors previously discussed.

Segment Analysis

Infrastructure Segment

	Three Months
	Ending September 30		Amount	Percent
			Increase	Increase
(Dollars in millions)	2002	2001(1)	(Decrease)	(Decrease)

Sales from continuing operations	$222.8	$228.2	$(5.4)	(2)%

Operating income from continuing operations	17.4	24.6	(7.2)	(29)

Segment net income	7.0	10.4	(3.4)	(33)

(1)

In order to comply with the Financial Accounting Standards Board (FASB) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” 2001 information has been reclassified for comparative purposes.

The quarter-over-quarter sales decrease for the Infrastructure Segment relates to both domestic and international access equipment rentals, process equipment sales, railway contracting services and grating sales (primarily bridge decking due to the product line’s sale in January 2002). These decreases were partially offset by increased scaffolding erection and dismantling services. The decrease in U.S. railway contracting services, relating primarily to a maintenance contract with a U.S. railroad that was completed in December 2001, was partially offset by increased international railway track maintenance equipment sales. The decreased volume in both the domestic and international access business is a direct result of continued weakness in non-residential construction markets due to the generally unsettled economic conditions. The U.S. based access business’ key end market, non-residential construction, declined approximately 20% in the quarter from the third quarter of 2001. In the U.K., weak end markets, coupled with industry overcapacity in the powered access product line, have resulted in lower than expected rental rates. The effect of foreign currency translation increased 2002 period sales by approximately $7.5 million.

Operating income of the Infrastructure Segment decreased in the third quarter of 2002 as compared with the third quarter of 2001. This was principally due to decreased sales as noted above, especially in the high-margin access equipment rental business, partially offset by a $1.9 million gain on the sale of a product line of the Harsco Track Technologies Division. In the third quarter of 2002, the benefit of the elimination of $1.0 million in goodwill amortization as a result of the implementation of SFAS 142 and the effect of foreign currency translation of approximately $0.8 million was more than offset by a $2.1 million increase in pension expense.

The change in segment net income relates to the factors noted above as well as decreased interest expense due to decreased debt and a lower effective tax rate in 2002.

Mill Services Segment

	Three Months
	Ending September 30
			Amount	Percent
(Dollars in millions)	2002	2001(1)	Increase	Increase

Sales from continuing operations	$196.7	$184.4	$12.3	7%

Operating income from continuing operations	26.0	21.5	4.5	21

Segment net income	16.8	13.0	3.8	29

(1)

In order to comply with the Financial Accounting Standards Board (FASB) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” 2001 information has been reclassified for comparative purposes.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

The quarter-over-quarter sales increase for the Mill Services Segment relates to the continued strong international mill services business and the strong domestic abrasives and roofing granules business. These increases were partially reduced by decreased revenue in the Company’s U.S. mill services business. Although the Mill Services Segment has experienced increased U.S. mill services volumes with certain customers, these increases have been more than offset by the lost volume due to certain steel mill customer shutdowns and bankruptcies since the third quarter of 2001. It should be noted that certain steel mills are now operating under new ownership providing the opportunity for the Segment to increase future sales. The effect of foreign currency translation increased 2002 period sales by approximately $2.5 million.

Operating income of the Mill Services Segment for the third quarter of 2002 was above the comparable 2001 period. This increase is a result of new business and increased volume primarily in the international markets as well as a $2.7 million gain on the sale of an equity investment in India. In the third quarter of 2002, the benefit of the elimination of $2.4 million in goodwill amortization as a result of the implementation of SFAS 142 was mostly offset by $2.2 million in increased pension expense. The effect of foreign currency translation increased 2002 third quarter operating income by approximately $0.1 million.

Net income of the Mill Services Segment for the third quarter of 2002 was above the comparable period in 2001 due to factors noted above as well as decreased interest expense resulting from decreased debt.

Gas and Fluid Control Segment

	Three Months
	Ending September 30		Amount	Percent
			Increase	Increase
(Dollars in millions)	2002	2001(1)	(Decrease)	(Decrease)

Sales from continuing operations	$91.0	$97.7	$(6.7)	(7)%

Operating income from continuing operations	5.1	6.2	(1.1)	(18)

Segment net income	3.9	3.1	0.8	26

(1)

In order to comply with the Financial Accounting Standards Board (FASB) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” 2001 information has been reclassified for comparative purposes.

In the third quarter of 2002, sales and operating income of the Gas and Fluid Control Segment continued to be negatively impacted by recessionary market conditions affecting demand for manufactured products. The Segment was principally affected by the decline in the natural gas transmission market. The key driver of this market, the number of rigs drilling for natural gas, has significantly declined as compared to the third quarter of 2001. Additionally, declines in most other gas control and containment equipment product lines negatively impacted the Segment as well. This declining demand was partially offset by increased demand for valves, most notably in the liquid propane gas (LPG) product line and increased demand for composite-wrapped aluminum tanks for natural gas vehicles. The larger relative decline in operating income from continuing operations (18%) as compared to sales (7%) is due to a significant portion of the decreased sales relating to natural gas transmission equipment, which historically has been a high-margin business of the segment, and a $1.1 million gain on the sale of a trademark that was included in the 2001 period operating income. In the third quarter of 2002, the benefit of the elimination of $0.6 million in goodwill amortization as a result of the implementation of SFAS 142 was partially offset by a $0.3 million increase in pension expense. The effect of foreign currency translation increased 2002 third quarter sales by $0.3 million and decreased operating income by $0.1 million.

Net income of the Gas and Fluid Control Segment for the third quarter of 2002 was above the comparable period in 2001 due to a $1.3 million after-tax gain on the sale of the Capitol Manufacturing business of which a substantial part of the assets were divested in the second quarter of 2002. This gain was due to the sale of inventory that had been consigned to the purchaser of the business. This gain was partially offset by factors noted above.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

Services and Engineered Products Analysis

The Company is a diversified services and engineered products company. Sales and operating income for the third quarter of 2002 and 2001 are presented in the following table:

	Three Months Ending		Three Months Ending
	September 30, 2002		September 30, 2001(1)

(Dollars in millions)	Amount	Percent	Amount	Percent

Sales

Services	$342.7	67%	$331.3	65%

Engineered products	167.8	33	179.0	35

Total sales	$510.5	100%	$510.3	100%

Operating Income(2)

Services	$34.9	72%	$36.6	70%

Engineered products	13.6	28	15.7	30

Total operating income	$48.5	100%	$52.3	100%

(1)

In order to comply with the Financial Accounting Standards Board (FASB) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” 2001 information has been reclassified for comparative purposes.

(2)	Operating income excludes expenses of $0.4 million for the three months ending September 30, 2002 related to unallocated general corporate overhead.

For the third quarter of 2002, sales for services increased from the comparable period in 2001. This is due principally to increased international mill services business and the positive effect of foreign exchange translation. Operating income for services decreased from the comparable period in 2001. This is due to decreases in the Company’s domestic mill services business and its domestic and international access services businesses, as previously discussed.

For the third quarter of 2002, sales and operating income for engineered products decreased from the comparable period in 2001. This is due to decreased sales of bridge decking (due to the sale of the product line in January 2002) and the continued recession in the industrial gas control and containment market.

Results of Operations
Nine Months of 2002 Compared with Nine Months of 2001

	Nine Months
	Ending September 30		Amount	Percent
			Increase	Increase
(Dollars are in millions, except per share)	2002	2001(1)	(Decrease)	(Decrease)

Revenues from continuing operations	$1,479.5	$1,525.4	$(45.9)	(3)%

Costs of services and products sold	1,107.1	1,145.7	(38.6)	(3)

Selling, general and administrative expenses	237.2	232.6	4.6	2

Other (income) expense	2.9	4.1	(1.2)	(29)

Operating income from continuing operations	130.0	140.1	(10.1)	(7)

Interest income	3.2	4.6	(1.4)	(30)

Interest expense	33.6	41.6	(8.0)	(19)

Provision for income taxes from continuing operations	30.9	33.9	(3.0)	(9)

Income from continuing operations	64.5	63.6	0.9	1

Income (loss) from discontinued operations	1.5	(1.9)	3.4	(179)

Net income	66.0	61.7	4.3	7

Diluted earnings per common share	$1.62	$1.54	$.08	5

Effective income tax rate for continuing operations	30.9%	33.5%	(2.6)

Consolidated effective income tax rate	31.0%	33.5%	(2.5)

(1)

In order to comply with the Financial Accounting Standards Board (FASB) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” 2001 information has been reclassified for comparative purposes.

Summary Analysis of Results — Nine Months of 2002 Compared with Nine Months of 2001
The Company continues to see the effect of the recessionary downturn in the domestic manufacturing sector that began in the fourth quarter of 2000. Additionally, continued weakness in the non-residential construction business in the U.S. and weak end markets in the U.K. that began in the second quarter of 2002 negatively impacted the third quarter of 2002 and is expected to persist through the remainder of the year. The Company does not anticipate a rebound in this market until the emergence of stronger confidence in the economic outlook and a favorable resolution of ongoing issues pertaining to “terrorism insurance” for new high-rise construction. This has negatively affected the Company’s revenues and operating income during the first nine months of 2002 compared with the first nine months of 2001. These weaknesses were somewhat mitigated by continued strong international mill services and domestic abrasives and roofing granules business.

Comparative Analysis of Results

Revenues from Continuing Operations
Revenues from continuing operations for the first nine months of 2002 were down 3% from last year’s comparable period. This is due to the continued downturn in the domestic manufacturing sector, reduced volume in North American steel mill services, due in part to steel mill customer shutdowns, and weakness in the non-residential construction market. Decreased revenues were experienced for most businesses of the Infrastructure and Gas and Fluid Control Segments. These decreases were partially offset by increased volume and new contracts in the international mill services business and increased sales in the domestic roofing granules business. On a comparative basis, sales were positively affected by $8.5 million related to the favorable effect of foreign currency translation.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

Costs of Services and Products Sold
Costs of services and products sold in the first nine months of 2002 decreased from the first nine months of 2001, principally due to decreased variable costs due to lower sales; cost controls, process improvements and reorganization efforts; and the elimination of $12.1 million in goodwill amortization as a result of implementing SFAS 142. These decreases were partially offset by $8.5 million in increased pension expense due to financial market conditions. The effect of foreign currency translation increased 2002 period costs of services and products sold by approximately $4.9 million.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the first nine months of 2002 increased from the first nine months of 2001 due principally to increased pension expense of $6.9 million and the foreign currency translation effect of approximately $3.0 million. These increases were partially offset by reductions in professional fees of $1.2 million, reductions in sales commissions of $1.1 million and other cost reduction efforts.

Other Expense
The Company incurred $2.9 million of net other expense in the first nine months of 2002 compared to $4.1 million of net other expense in the first nine months of 2001. This income statement classification relates to continuing operations and principally includes employee termination benefit costs, impaired asset write-downs, and costs to exit activities, partially offset by net gains on the disposal of non-core assets.

Expenses for the first nine months of 2002 included $4.8 million of employee termination benefit costs, principally in the Mill Services and Infrastructure Segments related to operations in the United States and Europe. Additionally, $1.6 million of costs to exit activities and $1.3 million in other costs were incurred in the period. These expenses were offset by gains of $4.8 million, principally from the sale of an equity investment in India (part of the Mill Services Segment) and a product line of the Harsco Track Technologies Division of the Infrastructure Segment.

Expenses for the first nine months of 2001 included $4.9 million of employee termination benefit costs principally in the Mill Services and Infrastructure Segments related to operations in the United States and Europe. Additionally, $1.6 million of expense was incurred due to impaired asset write-downs and $1.5 million of costs to exit activities were incurred in the first nine months of 2001. These expenses were offset by gains of $3.5 million, principally from the sale of a trademark and other sales of non-core assets in the United States.

Employee termination benefit costs consist principally of severance arrangements to employees terminated as a result of management reorganization actions. Under these reorganization actions, the Company and its management have established and approved specific plans of termination. The affected employees have been notified prior to recognition of related provisions. The following tables provide details related to reorganization actions that are included in continuing operations. The remaining payments relate to both employees that were terminated during the periods presented and employees that still remain to be terminated at September 30, 2002.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

Employee Termination Benefit Costs and Payments – Continuing Operations

(In millions)
	2002	2001 (1)

	Nine Months Ending	Nine Months Ending	Oct 1 -
Original reorganization action period:	September 30	September 30	Dec 31

Employee termination benefit cost:	$4.8	$4.9	$5.2

Disbursements: (2)
In January – September 2001	—	(4.5)	—

In October – December 2001	—	(0.4)	(1.2)

In 2002	(2.7)	—	(1.8)

Total disbursements:	(2.7)	(4.9)	(3.0)

Other:	—	—	—

Remaining payments as of September 30, 2002(3)	$2.1	$—	$2.2

(1)

In order to comply with the Financial Accounting Standards Board (FASB) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” 2001 information has been reclassified for comparative purposes as this income statement classification only reflects net costs related to continuing operations.

(2)     Disbursements are categorized according to the original reorganization action period to which they relate (2002 or 2001).

(3)     Remaining payments are categorized according to the original reorganization action period to which they relate (2002 or 2001).

Employee Terminations — Number of Employees – Continuing Operations

	2002	2001 (1)

	Nine Months Ending	Nine Months Ending	Oct 1 -
Original reorganization action period:	September 30	September 30	Dec 31

Employees affected by reorganization actions	516	528	271

Employee Terminations:

In January – September 2001	—	(524)	—

In October – December 2001	—	(4)	(119)

In 2002	(451)	—	(75)

Total terminations:	(451)	(528)	(194)

Other:	—	—

Remaining terminations as of September 30, 2002	65	—	77

(1)

In order to comply with the Financial Accounting Standards Board (FASB) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” 2001 information has been reclassified for comparative purposes as this income statement classification only reflects net costs related to continuing operations.

Operating Income from Continuing Operations
The decrease in operating income is attributable to weak performances in the access equipment rental, railway contracting services, and grating businesses of the Infrastructure Segment and the natural gas transmission equipment, cylinders, propane equipment, cryogenics and composites equipment businesses of the Gas and Fluid Control Segment. The weak performance of these businesses was partially offset by improved performance in the Mill Services Segment.

Interest Expense
Interest expense was significantly lower than last year’s comparable period due to decreased borrowings and lower average annual interest rates.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

Provision for Income Taxes from Continuing Operations
The effective income tax rate relating to continuing operations for the first nine months of 2002 was 30.9% versus 33.5% for the comparable period in 2001. This reduction in the income tax rate is primarily related to SFAS 142‘s elimination of goodwill amortization for book purposes.

Income from Continuing Operations
Income from continuing operations for the first nine months of 2002 was slightly above last year’s comparable period despite decreased revenues due primarily to reduced interest expense, reduced equity loss in affiliates due primarily to $2.9 million of pre-tax losses during the first nine months of 2001 associated with the Company’s S3Networks investment and reduced income taxes offset in part by increased pension expense.

Income from Discontinued Operations
Income from discontinued operations for the first nine months of 2002 was above last year’s comparable period as a result of the $3.2 million after-tax gain recognized on the sale of the Company’s Capitol Manufacturing business of which a substantial part of the assets were divested in the second quarter of 2002. This gain was partially reduced by the cost of activities related to the collection of the remaining receivables and the sale of consigned inventory.

Net Income and Earnings Per Share
Net income and earnings per share for the first nine months of 2002 were above last year’s comparable period despite decreased revenues, due to factors previously discussed.

Segment Analysis

Infrastructure Segment

	Nine Months
	Ending September 30		Amount	Percent
			Increase	Increase
(Dollars in millions)	2002	2001(1)	(Decrease)	(Decrease)

Sales from continuing operations	$646.2	$669.4	$(23.2)	(3)%

Operating income from continuing operations	46.2	56.1	(9.9)	(18)

Segment net income	17.4	19.0	(1.6)	(8)

(1)

In order to comply with the Financial Accounting Standards Board (FASB) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” 2001 information has been reclassified for comparative purposes.

The sales decrease for the Infrastructure Segment relates to both domestic and international access equipment rentals, process equipment sales, railway contracting services and grating sales (primarily bridge decking due to the product line’s sale in January 2002). The decrease in U.S. railway contracting services, relating primarily to a maintenance contract with a U.S. railroad that was completed in December 2001, was partially offset by increased international railway track maintenance equipment sales. The decreased volume in both the domestic and international access business is a direct result of continued weakness in end markets and a decline in non-residential construction markets due to the generally unsettled economic conditions. The effect of foreign currency translation increased 2002 period sales by approximately $11.2 million.

Operating income of the Infrastructure Segment decreased principally as a result of the reduction in the high-margin access equipment rental business. This reduction is a result of a continued decline in non-residential construction activity. In the first nine months of 2002, the benefit of the elimination of $3.4 million in goodwill amortization as a result of the implementation of SFAS 142, a $1.9 million gain on the sale of a product line of Harsco Track Technologies and the positive effect of foreign currency translation of approximately $1.1 million were mostly offset by $6.3 million in increased pension expense.

The change in segment net income relates to the factors noted above as well as decreased interest expense due to decreased debt and lower interest rates and a lower effective tax rate in 2002.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

Mill Services Segment

	Nine Months
	Ending September 30
			Amount	Percent
(Dollars in millions)	2002	2001(1)	Increase	Increase

Sales from continuing operations	$567.3	$552.8	$14.5	3%

Operating income from continuing operations	66.7	61.6	5.1	8

Segment net income	41.3	36.8	4.5	12

(1)

In order to comply with the Financial Accounting Standards Board (FASB) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” 2001 information has been reclassified for comparative purposes.

The sales increase for the Mill Services Segment relates to the continued strong international mill services business and the domestic abrasives and roofing granules business. These increases were partially reduced by decreased revenue in the Company’s U.S. mill services business, principally due to steel mill customer closures in 2001. It should be noted that certain steel mill customers are now starting to operate under new ownership providing the opportunity for the Segment to increase future sales. The effect of foreign currency translation decreased 2002 period sales by approximately $3.2 million.

Operating income of the Mill Services Segment was above the comparable 2001 period. This increase is a result of new business opportunities primarily in the international markets as well as a $2.7 million gain on the sale of an equity investment in India. The first nine months of 2002 were negatively affected by increased provisions for doubtful accounts receivable of $2.6 million, principally relating to a U.K. customer that filed for administrative receivership in July 2002. Additionally, the benefit of the elimination of $6.9 million in goodwill amortization as a result of the implementation of SFAS 142 was mostly offset by $6.4 million in increased pension expense. The effect of foreign currency translation decreased 2002 period operating income by approximately $0.7 million.

Net income of the Mill Services Segment for the first nine months of 2002 was above the comparable period in 2001 due to factors previously discussed as well as decreased interest expense due to decreased debt.

Gas and Fluid Control Segment

	Nine Months
	Ending September 30		Amount	Percent
			Increase	Increase
(Dollars in millions)	2002	2001(1)	(Decrease)	(Decrease)

Sales from continuing operations	$266.0	$303.2	$(37.2)	(12)%

Operating income from continuing operations	17.3	22.6	(5.3)	(23)

Segment net income	13.0	11.8	1.2	10

(1)

In order to comply with the Financial Accounting Standards Board (FASB) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” 2001 information has been reclassified for comparative purposes.

In the first nine months of 2002, sales and operating income of the Gas and Fluid Control Segment were below the 2001 comparable period due to continued recessionary market conditions in the manufacturing sector, primarily in the United States. The Segment was principally affected by the decline in the natural gas transmission market. The key driver of this market, the number of rigs drilling for natural gas, declined 23% as compared to the first nine months of 2001. Additionally, declines in most other gas control and containment equipment product lines negatively impacted the Segment as well. This declining demand is partially offset by increased demand for valves, most notably in the liquid propane gas (LPG) product line. The larger relative decline in operating income from continuing operations (23%) as compared to the relative decline in sales from continuing operations (12%) is due to a significant portion of the decreased sales relating to natural gas transmission equipment, which historically has been a high-margin business of the segment, and a $1.1 million gain on the sale of a trademark that was included in the 2001 period operating income. In the first nine months of 2002, the benefit of the elimination of $1.8 million in goodwill amortization as a result of the implementation of SFAS 142 was partially offset by $0.9 million in increased pension expense.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

Net income of the Gas and Fluid Control Segment for the first nine months of 2002 was slightly above the comparable period in 2001 due to a $3.2 million after-tax gain on the sale of the Capitol Manufacturing business and reduced interest and income tax expenses. A substantial part of the assets of Capitol Manufacturing were divested in the second quarter of 2002. The gain was partially reduced by the cost of activities related to the collection of the remaining receivables and the sale of consigned inventory.

Services and Engineered Products Analysis
The Company is a diversified services and engineered products company. Sales and operating income for the first nine months of 2002 and 2001 are presented in the following table:

	Nine Months Ending		Nine Months Ending
	September 30, 2002		September 30, 2001(1)
(Dollars in millions)	Amount	Percent	Amount	Percent

Sales
Services	$988.2	67%	$989.0	65%

Engineered products	491.3	33	536.4	35

Total sales	$1,479.5	100%	$1,525.4	100%

Operating Income(2)
Services	$90.4	69%	$100.3	71%

Engineered products	39.8	31	40.0	29

Total operating income	$130.2	100%	$140.3	100%

(1)

In order to comply with the Financial Accounting Standards Board (FASB) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” 2001 information has been reclassified for comparative purposes.

(2)	Operating income excludes expenses of $0.1 million and $0.2 million for the nine months ending September 30, 2002 and 2001, respectively related to unallocated general corporate overhead.

For the first nine months of 2002, sales and operating income for services decreased from the comparable period in 2001. This is due to decreases in the Company’s domestic mill services business and its domestic and international access services businesses, as previously discussed.

For the first nine months of 2002, sales and operating income for engineered products decreased from the comparable period in 2001. This is due to continued recessionary market conditions affecting demand for most manufactured products, as previously discussed.

New Financial Accounting Standards Issued
Information on new financial accounting standards issued is included under Part I, Item 1, Footnote J labeled “New Financial Accounting Standards Issued.”

Other Information

Pension Liabilities
The dramatic third quarter 2002 declines in the U.K. equity markets (FTSE 100 index down 20 percent – the worst quarter in 15 years) and interest rates (down 50 basis points) have significantly reduced the value of the Company’s U.K. pension plan assets and materially increased the Company’s U.K. pension plan liabilities. These declines unfortunately coincided with the Company’s U.K. pension plan measurement date of September 30, 2002.

As a result, the Company’s U.K. pension plan which previously had an approximately $98 million prepaid pension asset as of December 31, 2001 is currently under-funded by approximately $98 million as of the September 30, 2002 measurement date. At December 31, 2002, the Company will be required to recognize an additional minimum liability for both the under-funded position and for reclassification of a prepaid pension asset, as prescribed by SFAS No. 87, “Employers’ Accounting for Pensions” (SFAS 87). The liability will be recorded as a non-cash, net-of-tax reduction to the “Accumulated Other Comprehensive Expense” component of shareholders’ equity, and will not affect net income for 2002. The Company’s total non-cash adjustment to equity and the minimum liability at December 31, 2002 for the U.K. pension plan will be approximately $135 million after tax. This adjustment to equity would be fully restored to the Company’s Consolidated Balance Sheet when the fair market value of the pension plan assets exceeds the accumulated benefit obligation.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

The Company’s U.S. defined benefit pension plans are also being adversely affected by financial market conditions. As a result, the Company’s U.S. pension plans may be somewhat under-funded as of October 31, 2002, the plans’ measurement date. It is estimated that the Company will be required to record an approximately $8 million non-cash, net of tax reduction to shareholders’ equity at December 31, 2002

The Company expects to be within its debt covenants and funding requirements after the adjustment to equity is recorded at December 31, 2002. The debt to capital ratio after the equity adjustment is expected to be in the area of 50 percent. There is currently no requirement to contribute additional cash to the plans in 2003 above the comparable 2002 level.

As part of the September 30, 2002 measurement of the U.K. pension plan and the October 31, 2002 measurement of the U.S. pension plans, the Company will be evaluating the weighted average assumed discount rates, weighted average expected long-term rates of return on plan assets and other key estimates. Although these evaluations are not complete, the Company currently expects these rates to be as follows (2001 rates are shown for comparative purposes):

	U.S. Plans		U.K. Plan
	December 31	December 31	December 31	December 31
	2002	2001	2002	2001
Weighted average assumed discount rate	6.75%	7.25%	5.75%	6.25%
Weighted average expected long-term rates of return on plan assets	8.90%	9.50%	7.75%	8.00%
Rates of compensation increases	3.80%	3.70%	3.25%	4.00%

On a combined basis the Company’s overall weighted average expected return on plan assets was 8.5% as of December 31, 2001 and is expected to be approximately 8.1% as of December 31, 2002.

Based on these updated actuarial assumptions, the Company’s 2003 pre-tax pension expense is expected to increase from 2002 by approximately $20 million or $0.34 per share. This is on top of an increase of approximately $20 million from 2001 to 2002. Changes in the related pension benefit costs may occur in the future due to changes in the assumptions and due to improvements in the financial markets. Holding all other assumptions constant, a one-half percent increase or decrease in the discount rate would increase or decrease annual fiscal 2003 pre-tax expense as follows:

Discount rate	U.S. Plans	U.K. Plan
One-half percent increase	Decrease of approximately $3.8 million	Decrease of approximately $6.0 million
One-half percent decrease	Increase of approximately $3.8 million	Increase of approximately $6.7 million

Likewise, a one-half percent increase or decrease in the expected rate of return on plan assets would increase or decrease 2003 pre-tax income by approximately $0.9 million and $1.9 million for the U.S. and U.K. plans, respectively.

Management is implementing a three-part strategy as a measured response to dealing with these extremely adverse market forces. These strategies include pension plan design changes, reviewing the asset strategy to optimize the risk/return balance and improving the performance of investment managers.

Insurance Expense
The Company retains a significant portion of the risk for property, workers’ compensation, automobile, general, and product liability coverage. Third party insurance policies are obtained for coverage over the retention amounts and for excess and stop loss coverages. Although the Company has been able to obtain all necessary coverages, premiums are expected to increase by approximately 20% or $3.1 million in 2003, as compared to 2002, based upon difficult insurance industry conditions and a general decrease in the availability of coverages.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

General Business Expectations
The Mill Services Segment is expected to perform with historic consistency in leading the Company’s performance in the fourth quarter of 2002, reflecting increased steel mill production levels, particularly in the United States. The Company expects the Infrastructure Segment’s access equipment rental sector to remain soft; however, the domestic railway maintenance-of-way equipment business appears to be stabilizing and related international opportunities are increasing. Results from the Gas and Fluid Control Segment are not expected to show signs of improvement in the short term. These areas of weakness are underpinned by the fact that there has been little sign of improvement in industrial production and capital spending. These weaknesses are expected to remain at least in the near term.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to foreign currency risk in its international operations. The Company conducts business in over 40 countries. Approximately 53% and 50% of the Company’s sales from continuing operations for the nine months ended September 30, 2002 and 2001, respectively, were derived from the Company’s operations outside the United States. Compared to the corresponding period in 2001, the values of the following currencies changed in relation to the U.S. dollar in the first nine months of 2002, impacting the Company’s sales and income:

•	South African rand	Declined	31%

•	Brazilian real	Declined	19%

•	euro	Increased	4%

•	British pound sterling	Increased	3%

Such foreign currency exposures increase the risk of income statement, balance sheet and cash flow volatility which could result in a material impact to the Company’s financial position, results of operations, or cash flows in the future if the above currencies or others would materially change in relation to the U.S. dollar.

To illustrate the effect of foreign currency exchange rate changes in certain key markets of the Company, in the first nine months of 2002, sales would have been approximately 0.6% or $8.5 million less using the average exchange rates for the first nine months of 2001. A similar comparison for the third quarter of 2002 would have decreased sales approximately 2.0% or $10.4 million if the average exchange rates for the third quarter of 2001 would have remained the same in 2002. If the weakening of the U.S. dollar in relation to the euro and British pound sterling that started in the second quarter of 2002 would continue, the Company would expect to see a positive impact on sales and net income as a result of foreign currency translation.

Currency changes result in assets and liabilities denominated in local currencies being translated into U.S. dollars at different amounts than at the prior year-end. These currency changes resulted in increased net assets of $17.4 million and decreased net assets of $21.2 million, at September 30, 2002 and 2001, respectively.

The Company seeks to reduce exposures to foreign currency transaction fluctuations through the use of forward exchange contracts. At September 30, 2002, these contracts amounted to $4.0 million and all mature within 2002. The Company does not hold or issue financial instruments for trading purposes, and it is the Company’s policy to prohibit the use of derivatives for speculative purposes.

The Company’s cash flows and earnings are subject to changes in interest rates. Total debt of $688.7 million as of September 30, 2002 was approximately 30.0% at variable rates of interest and 70.0% at fixed interest rates. The weighted average interest rate of total debt was approximately 5.65%. At current debt levels, a one-percentage increase/decrease in interest rates would increase/decrease interest expense by approximately $2.1 million per year.

The economic slowdown in the United States that began in the second half of 2000 has resulted in a recessionary manufacturing environment during 2001 and 2002. Although there were certain indications of economic improvement in the first quarter of 2002, generally unsettled economic conditions still currently exist. As a result, on a comparative basis, the Company continued to suffer reduced demand for almost all of its manufactured products and mill services in North America in the first nine months of 2002. Several steel producers, including certain Company customers, have filed for bankruptcy protection or shut down operations during 2001 and 2002. The most recent occurrence was in July 2002 when a U.K. customer filed for administrative receivership. This resulted in the Company recording an additional provision for uncollectible accounts receivable of $2.8 million in June 2002 and $0.2 million in July 2002. Additionally, weakness in the non-residential construction business and weak end markets have been encountered in the first nine months of 2002, especially since the latter part of the second quarter. This is expected to persist during the remainder of 2002 and the prospects for improvement are uncertain until the emergence of much stronger confidence in the economic outlook and a favorable resolution of ongoing issues pertaining to terrorism insurance for new high-rise construction. This has resulted in reduced rentals of access equipment.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

In addition to the economic issues that directly affect the Company’s business, changes in the performance of stock and bond markets, particularly in the Untied States and United Kingdom, impact assumptions used in determining annual pension expense and in the valuation of the assets in the Company’s pension plans. As discussed in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above, the downturn in financial markets over the past two years has negatively impacted the Company’s pension expense and the accounting for pension assets and liabilities. This has resulted in an increase in pre-tax pension expense of approximately $20 million for calendar year 2002 as compared to 2001 and it is expected to result in an approximately $20 million additional pre-tax increase in pension expense in calendar year 2003 as compared to 2002. Should the downward trend in return on pension assets and interest rates continue, future pension expense and pension liabilities would likely increase.

The Company conducts business in over 40 countries. Unforeseen business disruptions in one or more of these countries due to political instability, civil disobedience, armed hostilities or other calamities could result in a material impact to the Company’s financial position or results of operations.

The future financial impact on the Company associated with these risks cannot be estimated.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of September 30, 2002. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information on legal proceedings is included under Part I, Item 1, Footnote F labeled “Commitments and Contingencies” and is incorporated in this Item by reference.

ITEM 5. OTHER INFORMATION

DIVIDEND INFORMATION

On September 17, 2002, the Board of Directors declared a quarterly cash dividend of 25 cents per share, payable November 15, 2002, to shareholders of record on October 15, 2002.

ITEM 6(a). EXHIBITS

Listing of Exhibits filed with Form 10-Q:

Exhibit Number	Data Required	Location

10	364-Day Credit Agreement	Exhibit

99(a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit

99(b)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit

ITEM 6(b). REPORTS ON FORM 8-K

On August 8, 2002, the Company filed a Form 8-K, Item 9, containing copies of the sworn statements filed by the Principal Executive Officer and Principal Financial Officer pursuant to the Securities and Exchange Commission Order No. 4-460.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARSCO CORPORATION

(Registrant)

DATE	November 8, 2002	/S/ Salvatore D. Fazzolari

Salvatore D. Fazzolari Senior Vice President, Chief Financial Officer and Treasurer

DATE	November 8, 2002	/S/ Stephen J. Schnoor

Stephen J. Schnoor Vice President and Controller

CERTIFICATIONS

I, Derek C. Hathaway, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Harsco Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 8, 2002

/s/ Derek C. Hathaway

Derek C. HathawayChief
Executive Officer

CERTIFICATIONS

I, Salvatore D. Fazzolari, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Harsco Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 8, 2002

/s/ Salvatore D. Fazzolari

Salvatore D. FazzolariChief
Financial Officer