Form 10-K
period 2002-12-31
HARSCO CORP
filed 2003-03-20
CIK 45876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2002

OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 1-3970

_________________

HARSCO CORPORATION

(Exact name of Registrant as specified in its Charter)

Delaware	23-1483991

(State or other jurisdiction of	(I.R.S. employer identification number)
incorporation or organization)

Camp Hill, Pennsylvania	17001-8888

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code 717-763-7064 Securities registered pursuant to Section 12(b) of the Act:

Name of each
Title of each class	exchange on which registered
Common stock, par value $1.25 per share	New York Stock Exchange and
Preferred stock purchase rights	Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:    NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒   NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   YES  ☒   NO  ☐

The aggregate market value of the Company’s voting stock held by non-affiliates of the Company as of June 28, 2002 was $1,519,040,588.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at February 28, 2003
Common stock, par value $1.25 per share	40,543,150

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the 2003 Proxy Statement are Incorporated by Reference in Part III of this Report.

The Exhibit Index (Item No. 15) located on pages 67 to 73 incorporates several documents by reference as indicated therein.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES

PART I

Item 1. Business

(a)  Description of Business

Harsco Corporation (“the Company”) is a diversified, multinational provider of market-leading industrial services and engineered products. The Company’s operations fall into three reportable segments: Mill Services, Access Services and Gas and Fluid Control, plus an “all other” category labeled Other Infrastructure Products and Services. The Company has over 400 locations in 43 countries, including the United States.

The Company’s executive offices are located at 350 Poplar Church Road, Camp Hill, Pennsylvania 17011. The Company’s main telephone number is (717) 763-7064. The Company’s Internet website address is www.harsco.com. Through this Internet website (found in the “Investor Information” link) the Company makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and all amendments to those reports, as soon as reasonably practicable after these reports are electronically filed with or furnished to the Securities and Exchange Commission.

The Company’s principal lines of business and related principal business drivers are as follows:

	Line of Business		Principal Business Drivers
•	Outsourced, on-site mill services	•	Steel mill production and capacity utilization
		•	Outsourcing of services by mill

•	Scaffolding, forming and shoring and other access services	•	Non-residential construction
		•	Annual industrial and building maintenance cycles

•	Gas control and containment products
	- Cryogenic containers and industrial cylinders	•	General industrial production and industrial gas production
	- Valves	•	Use of industrial, fuel and refrigerant gases
		•	Respiratory care
		•	Consumer barbeque grills
	- Propane Tanks	•	Use of propane as a primary and/or backup fuel
	- Filament-wound composite cylinders	•	Self contained breathing apparatus (SCBA) market
		•	Natural gas vehicle (NGV) market
	- Air-cooled heat exchangers	•	Natural gas drilling and transmission

•	Railway track maintenance services and equipment	•	Railway track maintenance-of-way capital spending
		•	Track maintenance and build outsourcing

•	Industrial grating products	•	Industrial production

•	Industrial abrasives and roofing granules	•	Residential roof replacement
		•	Home resales
		•	Severe weather

•	Powder processing equipment and heat transfer products	•	Industrial production

The Company reports segment information using the “management approach” in accordance with SFAS No. 131. The management approach is based on the way management organizes the segments within the enterprise for making operating decisions and assessing performance. The Company’s reportable segments are identified based upon differences in products, services and markets served. Due to reorganization changes, the Company has adopted a new segment reporting structure for its operations as of December 31, 2002. The new segments are Mill Services, Access Services, Gas and Fluid Control and Other Infrastructure Products and Services, as more fully described below. Historical information by segment has been reclassified for comparative purposes.

In 2002, 2001 and 2000, the United States contributed sales of $0.9 billion, $1.0 billion and $1.1 billion, equal to 46%, 50% and 56% of total sales, respectively. In 2002, 2001 and 2000 the United Kingdom contributed sales of $0.4 billion, $0.4 billion and $0.3 billion equal to 21%, 19% and 15% of total sales, respectively. No single customer represented 10% or more of the Company’s sales during 2002, 2001 and 2000. There are no significant inter-segment sales.

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

(c)  Narrative Description of Business

      (1)   A narrative description of the businesses by operating segment is as follows:

Mill Services – 35% of consolidated sales for 2002

The Mill Services Segment, which consists of the Heckett MultiServ Division, is the Company’s largest operating segment in terms of revenues and operating income. Heckett MultiServ is the world’s largest provider of outsourced, on-site mill services to the international steel and metals industries. Heckett MultiServ provides its services on a long-term contract basis, supporting each stage of the metal-making process from initial raw material handling to post-production by-product processing and on-site recycling. Working exclusively as a specialized, high-value-added services provider, Heckett MultiServ does not trade steel or scrap, or take ownership of its customers’ raw materials or finished products. Similar services are provided to the producers of non-ferrous metals, such as aluminum, copper and nickel. The Company’s multi-year contracts, with estimated future revenues of $3.0 billion at December 31, 2002, provide the Company with a substantial financial base of long-term revenues. Over 50% of these revenues are expected to be recognized by December 31, 2005. The remaining revenues are expected to be recognized principally between January 1, 2006 and December 31, 2010.

Heckett MultiServ’s geographic reach to approximately 150 locations in over 30 countries, and its increasing range of services, enhance the Company’s financial and operating balance. Approximately 30%, 20%, 15% and 10% of this segment’s revenues are generated in Continental Europe, the United Kingdom, the United States and Latin America, respectively.

For 2002, 2001 and 2000, the Mill Services Segment’s percentage of consolidated sales was 35%, 33% and 37%, respectively.

Access Services – 30% of consolidated sales for 2002

The Access Services Segment includes the Company’s SGB Group and Patent Construction Systems Divisions. Harsco’s Access Services Segment leads the access industry as the world’s most complete provider of scaffolding, shoring, forming and other access solutions. Major products and services include the rental and sales of scaffolding, powered access equipment, shoring and concrete forming products. The Company also provides access design engineering services; on-site installation and dismantling; and a variety of other access equipment services. These businesses serve principally the non-residential construction and industrial plant maintenance markets.

The Company’s access services are provided from approximately 20 countries of operation. Approximately 40%, 30% and 20% of this segment’s revenues are generated in the United Kingdom, the United States and Continental Europe, respectively.

For 2002, 2001 and 2000, the Access Services Segment’s percentage of consolidated sales was 30%, 29% and 20%, respectively.

3

Gas and Fluid Control – 18% of consolidated sales for 2002

The Gas and Fluid Control Segment includes the Company’s Gas and Fluid Control Group. The segment’s manufacturing and service facilities in the United States, Europe, Australia, Malaysia and China comprise an integrated manufacturing network for gas containment and control products. This global operating presence and product breadth provide economies of scale and multiple code production capability, enabling the operating group to serve as a single source to the world’s leading industrial gas producers and distributors, as well as regional and local customers on a worldwide basis. Approximately 90% of this segment’s revenues are generated in the United States.

The Company’s gas containment products include cryogenic gas storage tanks, high pressure and acetylene cylinders, propane tanks and composite vessels for industrial and commercial gases, natural gas vehicle (NGV) products and other products. Gas control products include valves and regulators serving a variety of markets, including the industrial gas, commercial refrigeration, life support and outdoor recreation industries. The segment also provides custom-designed and manufactured air-cooled heat exchangers for the natural gas industry.

For 2002, 2001 and 2000, the Gas and Fluid Control Segment’s percentage of consolidated sales was 18%, 20% and 23%, respectively.

Other Infrastructure Products and Services – 17% of consolidated sales for 2002

The Other Infrastructure Products and Services category includes the Harsco Track Technologies Division and the Reed Minerals, IKG Industries and Patterson-Kelley business units. Approximately 90% of this category’s revenues are generated in the United States.

Harsco Track Technologies is a global provider of equipment and services to maintain, repair and construct railway track. The Company’s railway track maintenance services provide high technology comprehensive track maintenance and new track construction support to railroad customers worldwide. The railway track maintenance equipment product class includes specialized track maintenance equipment used by private and government-owned railroads and urban transit systems worldwide.

Reed Minerals’ roofing granules and industrial abrasives are produced from utility coal slag at a number of locations throughout the United States. The Company’s Black Beauty® abrasives are used for industrial surface preparation, such as rust removal and cleaning of bridges, ship hulls and various structures. Roofing granules are sold to residential roofing shingle manufacturers, primarily for the replacement market. This business unit is the United States’ largest manufacturer of slag abrasives and third largest manufacturer of residential roofing granules.

IKG Industries manufactures a varied line of industrial grating products at several plants in North America. These products include a full range of riveted, pressure-locked and welded grating in steel, aluminum and fiberglass, used mainly in industrial flooring, safety and security applications for power, paper, chemical, refining and processing applications.

Patterson-Kelley is a leader in powder processing equipment such as blenders, dryers and mixers for the chemical and food processing industries and heat transfer products such as water heaters and boilers.

For 2002, 2001 and 2000, Other Infrastructure Products and Services’ percentage of consolidated sales was 17%, 18% and 20%, respectively.

(1)	(i)

The products and services of the Company include a number of classes. The product classes that contributed 10% or more as a percentage of consolidated sales in any of the last three fiscal years are set forth in the following table:

	2002	2001	2000

Mill Services	35%	33%	37%
Access Services and Equipment	30%	29%	20%
Gas Control and Containment Equipment	18%	20%	23%

(1)	(ii)	New products and services are added from time to time; however, in 2002 none required the investment of a material amount of the Company’s assets.

4

(1)	(iii)

The manufacturing requirements of the Company’s operations are such that no unusual sources of supply for raw materials are required. The raw materials used by the Company include principally steel and, to a lesser extent, aluminum which are usually readily available. Additionally, the Company uses coal slag for its roofing granule and abrasives manufacturing. Although this raw material has limited availability, the Company has an adequate supply for the foreseeable future.

(1)	(iv)	While the Company has a number of trademarks, patents and patent applications, it does not consider that any material part of its business is dependent upon them.

(1)	(v)

The Company furnishes building products and materials and certain industrial services within the Access Services and Gas and Fluid Control Segments and the Other Infrastructure Products and Services category that are seasonal in nature. As a result, the Company’s sales and net income for the first quarter ending March 31 are lower than the second, third and fourth quarters.

(1)	(vi)

The practices of the Company relating to working capital are similar to those practices of other industrial service providers or manufacturers servicing both domestic and international industrial services and commercial markets. These practices include the following:

•	Standard accounts receivable payment terms of 30 days to 60 days, with progress payments required for certain long-lead-time or large orders.

•	Standard accounts payable payment terms of 30 days to 75 days.

•	Inventories are maintained in sufficient quantities to meet forecasted demand. There are no unusual sources of supply for raw materials. However, the Company uses coal slag for its roofing granule and abrasives manufacturing. This material has limited availability but the Company has an adequate supply for the foreseeable future. Additionally, due to the time required to manufacture certain railway maintenance equipment to customer specifications, inventory levels of this business tend to increase during the production phase and then decline when the equipment is sold.

(1)	(vii)

The Company as a whole is not dependent upon any one customer for 10% or more of its revenues. However, the Mill Services Segment is dependent largely on the steel industry and has two European-based customers that each provided in excess of 10% of this segment’s revenues under multiple long-term contracts at several mill sites. The loss of any one of the contracts should not have a material adverse effect upon the Company’s financial position or cash flows; however, it could have a material effect on quarterly or annual results of operations.

(1)	(viii)

Backlog of orders was $157.8 million and $215.9 million as of December 31, 2002 and 2001, respectively. The December 31, 2001 amount included $21.9 million related to businesses that have been divested in 2002. It is expected that approximately 13% of the total backlog at December 31, 2002 will not be filled during 2003. There is no significant seasonal aspect to the Company’s backlog. Backlog for scaffolding, shoring and forming services and for roofing granules and slag abrasives is not included in the total backlog, because it is generally not quantifiable due to the nature of the products and services provided. Contracts for the Mill Services Segment are also excluded from the total backlog. These contracts have estimated future revenues of $3.0 billion at December 31, 2002.

(1)	(ix)	At December 31, 2002, the Company had no material contracts that were subject to renegotiation of profits or termination at the election of the U.S. Government.

(1)	(x)

The various businesses in which the Company operates are highly competitive and the Company encounters active competition in all of its activities from both larger and smaller companies who produce the same or similar products or services, or who produce different products appropriate for the same uses.

(1)	(xi)	The expense for product development activities was $2.8 million, $4.0 million and $5.7 million in 2002, 2001 and 2000, respectively.

(1)	(xii)

The Company has become subject, as have others, to stringent air and water quality control legislation. In general, the Company has not experienced substantial difficulty in complying with these environmental regulations in the past, and does not anticipate making any material capital expenditures for environmental control facilities. While the Company expects that environmental regulations may expand, and that its expenditures for air and water quality control will continue, it cannot predict the effect on its business of such expanded regulations. For additional information regarding environmental matters see Note 10,

5

Commitments and Contingencies, to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”

(1)	(xiii)	As of December 31, 2002, the Company had approximately 17,500 employees.

(d)     Financial Information about Foreign and Domestic Operations and Export Sales

Financial information concerning foreign and domestic operations is included in Note 14, Information by Segment and Geographic Area, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data.” Export sales totaled $76.6 million and $84.3 million in 2002 and 2001, respectively.

Item 2.  Properties

Information as to the principal plants owned and operated by the Company is summarized in the following table:

Location	Principal Products

Access Services
Marion, Ohio	Access Equipment Maintenance
Dosthill, United Kingdom	Forms

Gas and Fluid Control
Catoosa, Oklahoma	Heat Exchangers
Lockport, New York	Valves
Niagara Falls, New York	Valves
Washington, Pennsylvania	Valves
Bloomfield, Iowa	Propane Tanks
Fremont, Ohio	Propane Tanks
Jesup, Georgia	Propane Tanks
West Jordan, Utah	Propane Tanks
Harrisburg, Pennsylvania	High Pressure Cylinders
Huntsville, Alabama	High Pressure Cylinders
Beijing, China	Cryogenic Storage Vessels
Husum, Germany	Cryogenic Storage Vessels
Jesup, Georgia	Cryogenic Storage Vessels
Kosice, Slovakia	Cryogenic Storage Vessels
Shah Alam, Malaysia	Cryogenic Storage Vessels
Theodore, Alabama	Cryogenic Storage Vessels

Other Infrastructure Products and Services
Drakesboro, Kentucky	Roofing Granules/Abrasives
Gary, Indiana	Roofing Granules/Abrasives
Moundsville, West Virginia	Roofing Granules/Abrasives
Brendale, Australia	Railroad Equipment
Fairmont, Minnesota	Railroad Equipment
Ludington, Michigan	Railroad Equipment
West Columbia, South Carolina	Railroad Equipment
Channelview, Texas	Grating
Leeds, Alabama	Grating
Nashville, Tennessee	Grating
Queretaro, Mexico	Grating
East Stroudsburg, Pennsylvania	Process Equipment

6 The Company also operates the following plants which are leased:

Location	Principal Products

Access Services
Maldon, United Kingdom	Aluminum Access Products
DeLimiet, Netherlands	Powered Access Equipment

Gas and Fluid Control
Cleveland, Ohio	Brass Castings
Catoosa, Oklahoma	Heat Exchangers
Sapulpa, Oklahoma	Heat Exchangers
Pomona, California	Composite Cylinders

Other Infrastructure Products and Services
Eastwood, United Kingdom	Railroad Equipment
Marlboro, New Jersey	Grating
Tulsa, Oklahoma	Grating

The Company operates from a number of other plants, branches, warehouses and offices in addition to the above. The Company has approximately 150 locations related to mill services in over 30 countries; however since these facilities are on the property of the steel mill being serviced they are not listed. The Company considers all of its properties at which operations are currently performed to be in satisfactory condition and suitable for operations.

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

Supplementary Item.   Executive Officers of Registrant (Pursuant to Instruction 3 to Item 401(b) of Regulation S-K)

Set forth below, as of March 20, 2003, are the executive officers (this excludes one corporate officer who is not deemed an “executive officer” within the meaning of applicable Securities and Exchange Commission regulations) of the Company and certain information with respect to each of them. The executive officers were elected to their respective offices on April 30, 2002, or at various times during the year as noted. All terms expire on April 29, 2003. There are no family relationships between any of the executive officers.

Name	Age	Principal Occupation or Employment

Executive Officers:

D. C. Hathaway	58

Chairman, President and Chief Executive Officer of the Corporation since July 31, 2000. Chairman and Chief Executive Officer from January 1, 1998 to July 31, 2000. Served as Chairman, President and Chief Executive Officer from April 1, 1994 to December 31, 1997 and President and Chief Executive Officer from January 1, 1994 to April 1, 1994. Director since 1991. From 1991 to 1993, served as President and Chief Operating Officer. From 1986 to 1991 served as Senior Vice President-Operations of the Corporation. Served as Group Vice President from 1984 to 1986 and as President of the Dartmouth Division of the Corporation from 1979 until 1984.

7
Name	Age	Principal Occupation or Employment

G. D. H. Butler	56

Senior Vice President - Operations of the Corporation effective September 26, 2000 and Director since January 2002. Concurrently serves as President of the Heckett MultiServ International Division and President of the SGB Division. Was President of the Heckett MultiServ-East Division from July 1, 1994, to September 26, 2000. Served as Managing Director - Eastern Region of the Heckett MultiServ Division from January 1, 1994 to June 30, 1994. Served in various officer positions within MultiServ International, N. V. prior to 1994 and prior to Harsco's acquisition of that corporation in August 1993.

P. C. Coppock	52

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

S. D. Fazzolari	50

Senior Vice President, Chief Financial Officer and Treasurer of the Corporation effective August 24, 1999 and Director since January 2002. Served as Senior Vice President and Chief Financial Officer from January 1998 to August 1999. Served as Vice President and Controller from January 1994 to December 1997 and as Controller from January 1993 to January 1994. Previously served as Director of Auditing from 1985 to 1993 and served in various auditing positions from 1980 to 1985.

R. W. Kaplan	51

Senior Vice President - Operations of the Corporation effective July 1, 1998. Concurrently serves as President of the Harsco Gas & Fluid Control Group and was President of the Taylor-Wharton Gas Equipment Division from February 1, 1994 to November 16, 1999. Served as Vice President and Treasurer of the Corporation from January 1992 to February 1994. Served as Treasurer of the Corporation from May 1991 to December 1992. Previously served as Vice President and General Manager of the Plant City Steel/Taylor-Wharton Division from 1987 to 1991 and Vice President and Controller of the Division from 1985 to 1987. Previously served in various Corporate treasury/financial positions since 1979.

S. J. Schnoor	49

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

PART II

Item 5.  Market for the Registrant’s Common Stock and Related Stockholder Matters

Harsco common stock is traded on the New York, Pacific, Boston and Philadelphia Stock Exchanges under the symbol HSC. At the end of 2002, there were 40,539,400 shares outstanding. In 2002, the stock traded in a range of $24.20 to $44.48 and closed at $31.89 at year-end. At December 31, 2002 there were approximately 17,000 shareholders. There are no significant limitations on the payment of dividends included in the Company’s loan agreements. For additional information regarding Harsco common stock market price and dividends declared, see Dividend Action under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Common Stock Price and Dividend Information under Part II, Item 8, “Financial Statements and Supplementary Data.”

Item 6.  Selected Financial Data (a)

Five-Year Statistical Summary

(In thousands, except per share and employee information)	2002	2001	2000 (b)	1999	1998

Income Statement Information
Revenues from continuing operations	$ 1,976,732	$ 2,025,163	$ 1,904,691	$ 1,649,092	$ 1,651,502
Income from continuing operations	88,410	74,642	94,343	86,391	103,285
Income (loss) from discontinued operations	1,696	(2,917)	2,460	4,322	4,228
Net income	90,106	71,725	96,803	90,713	107,513

Financial Position and Cash Flow Information
Working capital	$ 228,552	$ 231,156	$ 181,489	$ 174,147	$ 101,226
Total assets	1,999,297	2,090,766	2,180,948	1,659,823	1,623,581
Long-term debt	605,613	720,133	774,448	418,504	309,131
Total debt	639,670	762,115	837,473	455,343	363,737
Depreciation and amortization	155,661	176,531	159,099	135,853	131,381
Capital expenditures	114,340	156,073	180,048	175,248	159,816
Cash provided by operating activities	253,753	240,601	259,448	213,953	189,260
Cash used by investing activities	(53,929)	(125,213)	(459,052)	(194,674)	(233,490)
Cash provided (used) by financing activities	(205,480)	(99,190)	210,746	(8,928)	(134,324)

Ratios
Return on sales(c)	4.5%	3.7%	5.0%	5.2%	6.3%
Return on average equity(d)	12.6%	11.1%	14.4%	13.3%	13.7%
Current ratio	1.5:1	1.5:1	1.3:1	1.4:1	1.2:1
Total debt to total capital(e)	49.8%	52.6%	55.4%	41.2%	34.7%

Per Share Information
Basic - Income from continuing operations	$ 2.19	$ 1.87	$ 2.36	$ 2.11	$ 2.27
- Income (loss) from discontinued operations	.04	(.07)	.06	.11	.09
- Net income	2.23	1.80	2.42	2.22	2.36

Diluted - Income from continuing operations	2.17	1.86	2.36	2.11	2.25
- Income (loss) from discontinued operations	.04	(.07)	.06	.10	.09
- Net income	2.21	1.79	2.42	2.21	2.34
Book value	15.90	17.16	16.94	16.22	16.22
Cash dividends declared	1.0125	.97	.945	.91	.885

Other Information
Diluted average number of shares outstanding	40,680	40,066	40,022	41,017	45,911
Number of employees	17,500	18,700	19,700	15,700	15,300
Backlog from continuing operations (f)	$ 157,777	$ 214,124	$ 256,745	$ 227,541	$ 185,422

(a)

In order to comply with the Financial Accounting Standards Board (FASB) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” 2001, 2000, 1999 and 1998 information has been reclassified for comparative purposes.

(b)	Includes SGB Group Plc since date of acquisition (June 16, 2000).

(c)	“Return on sales” is calculated by dividing income from continuing operations by sales.

(d)	“Return on average equity” is calculated by dividing income from continuing operations by quarterly weighted average equity.

(e)	“Total debt to total capital” is calculated by dividing the sum of debt (short-term borrowings and long-term debt including current maturities) by the sum of equity and debt.

(f)

Excludes the estimated amount of long-term mill service contracts, which had estimated future revenues of $3.0 billion at December 31, 2002. Also excludes backlog of the Access Services Segment. These amounts are generally not quantifiable due to the nature and timing of the products and services provided.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-Looking Statements
The nature of the Company’s operations and the many countries in which it operates subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. In accordance with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary remarks regarding important factors which, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. These include statements about our management confidence and strategies for performance; expectations for new and existing products, technologies, and opportunities; and expectations for market segment and industry growth, sales, cash flows and earnings.

Factors which could cause results to differ include, but are not limited to: (1) changes in the worldwide business environment in which the Company operates, including general economic conditions, particularly in the mill services, steel, infrastructure, non-residential construction and industrial gas markets; (2) changes in currency exchange rates, interest rates and capital costs; (3) changes in the performance of stock and bond markets, particularly in the United States and United Kingdom, that could affect the valuation of the assets in the Company’s pension plans and the accounting for pension assets, liabilities and expense; (4) changes in governmental laws and regulations, including taxes and import tariffs; (5) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services and technologies; (6) unforeseen business disruptions in one or more of the 43 countries which the Company operates due to political instability, civil unrest, armed hostilities or other calamities; and (7) other risk factors listed from time to time in the Company’s SEC reports. The Company does not intend to update this information and disclaims any legal liability to the contrary.

Introduction
The economic slowdown in the United States that began in the fourth quarter of 2000 has resulted in a recessionary manufacturing environment during 2001 and 2002. As a result, on a comparative basis, the Company continued to suffer reduced demand for almost all of its manufactured products and mill services in North America in 2002. Several steel producers, including certain Company customers, have filed for bankruptcy protection or shut down operations during 2001 and 2002. The most recent significant occurrence was in July 2002 when a U.K. customer filed for the U.S. equivalent of bankruptcy protection. This resulted in the Company recording an additional provision for uncollectible accounts receivable of $2.8 million in June 2002 and $0.2 million in July 2002. Additionally, weakness in both the domestic and U.K. non-residential construction business and weak end markets were encountered in 2002, especially since the latter part of the second quarter. This has resulted in reduced rentals of access equipment. This is expected to persist in the near term and the prospects for significant improvement are uncertain until the emergence of much stronger confidence in the global economic outlook.

If the economic downturn persists, it could negatively affect the Company’s forecasts used in performing its goodwill impairment testing under SFAS No. 142. Therefore, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings. A persistent slow economy could also affect the realizability of receivables across the Company’s businesses as it may affect the ability of the Company’s customers to meet their obligations on a timely basis and possibly result in additional bankruptcy filings by the Company’s customers.

In addition to the economic issues that directly affect the Company’s business, changes in the performance of stock and bond markets, particularly in the United States and United Kingdom, impact actuarial assumptions used in determining annual pension expense and in the valuation of the assets in the Company’s pension plans. The downturn in financial markets over the past two years has negatively impacted the Company’s pension expense and the accounting for pension assets and liabilities. This has resulted in an increase in pre-tax pension expense of approximately $20 million for calendar year 2002 compared with 2001, and it is expected to result in an additional pre-tax increase in pension expense of approximately $17.9 million in calendar year 2003 compared with 2002. Should the downward trend in capital markets continue, future unfunded obligations and pension expense would likely increase. This could result in an additional reduction to shareholders’ equity and increase the Company’s statutory funding requirements.

The Company has over 400 locations in 43 countries, including the United States. As a result of the Company’s global footprint, unforeseen business disruptions in one or more of these countries due to political instability, civil unrest, armed hostilities or other calamities could result in a material impact to the Company’s financial position or results of operations or cash flows. The Company has operations in certain countries in the Middle East (Bahrain, Egypt, Saudi Arabia, United Arab Emirates and Qatar) which are geographically close to countries with a high risk of armed hostilities. During 2002, these countries contributed approximately $15 million to the Company’s operating income.

The current worldwide political and economic environment may increase the volatility of energy costs, both on a macro basis and for the Company specifically. To the extent that the Company cannot pass any increase in such costs to its customers, the Company’s operating income may be adversely affected. Historically, direct energy costs have approximated 2.5% to 3.5% of the Company’s revenue.

Application of Critical Accounting Policies
The Company’s discussion and analysis of its financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. On an on-going basis the Company evaluates its estimates, including those related to pensions and other post-retirement benefits, bad debts, goodwill, asset valuations, inventory valuations, insurance accruals, contingencies and income taxes. The impact of changes in these estimates, as necessary, is reflected in the respective segment’s operating income. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Management has discussed the development and selection of the critical accounting estimates described below with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the Company’s disclosure relating to these estimates in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. These items should be read in conjunction with Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data.”

        Pension Benefits – The Company has noncontributory defined benefit pension plans throughout the world. The largest of these plans are in the United Kingdom and the United States. Most of the Company’s employees in these two countries are covered by these plans. The Company’s funding policy for these plans is to contribute amounts sufficient to meet the minimum funding pursuant to U.K. and U.S. statutory requirements, plus any additional amounts that the Company may determine to be appropriate. The Company accounts for its defined benefit pension plans in accordance with SFAS No. 87, “Employer’s Accounting for Pensions” (SFAS 87), which requires that amounts recognized in financial statements be determined on an actuarial basis. A minimum liability is required to be established on the Consolidated Balance Sheet representing the amount of unfunded accumulated benefit obligation. The unfunded accumulated benefit obligation is the difference between the accumulated benefit obligation and the fair value of the plan assets at the measurement date. When it is necessary to establish an additional minimum pension liability, an equal amount is recorded as an intangible pension asset limited to unrecognized prior service cost. Any excess amount is recorded as a reduction to shareholders’ equity in accumulated other comprehensive expense, net of deferred income taxes, in the Consolidated Balance Sheet. At December 31, 2002 and 2001 the Company recorded gross minimum pension liability adjustments of $236.2 million and $15.0 million, respectively. The minimum liability increase in 2002 resulted from lower interest rates and unfavorable investment performance. These adjustments impacted accumulated other comprehensive expense in the shareholders’ equity section of the Balance Sheet by $146.7 million, net of deferred income taxes, and $3.8 million, net of deferred income taxes, at December 31, 2002 and 2001, respectively. When and if the fair market value of the pension plan assets exceeds the accumulated benefit obligation, the reduction to shareholders’ equity would be fully restored to the Consolidated Balance Sheet. The Company expects cash contributions to the plans in 2003 to exceed 2002 funding requirements by approximately $6 million. Funding requirements beyond 2003 are uncertain and will be greatly dependent upon future financial market conditions.

Management has implemented a three-part strategy in 2002 as a measured response to dealing with the extremely adverse market forces that have increased the unfunded benefit obligations These strategies included pension plan design changes, a review of funding policy alternatives and a review of the asset allocation policy and investment manager structure. Management is currently studying other policy alternatives in response to continuing adverse market conditions.

Accounting for pensions and other postretirement benefits requires the use of actuarial assumptions. The principal assumptions used include the discount rate and expected rate of return on plan assets. Each assumption is reviewed annually and represents management’s best estimate at that time. The assumptions are selected to represent the average expected experience over time and may differ in any one year from actual experience due to changes in capital markets and the overall economy. These differences will impact the amount of unfunded benefit obligation and the expense recognized. As part of the September 30, 2002 measurement date of the U.K. pension plan and the October 31, 2002 measurement date for the U.S. pension plans, the Company’s future benefit obligations were determined using discount rates of 5.75% and 6.75%, respectively. The weighted average of these assumed discount rates for year ending December 31, 2002 is 6.0%. The weighted average assumed discount rate at year-end 2002 compares with the weighted average assumed discount rates of 6.5% and 6.7% for the years ending December 31, 2001 and 2000, respectively. The expense under these plans is determined using the discount rate as of the beginning of the year, which for 2003 will be the 6.0% assumed weighted average discount rate.

The expected return on plan assets is determined by evaluating the asset class return expectations with the Company’s advisors as well as actual, long-term, historical results of asset returns for the U.S. pension plans and the U.K. pension plan. The pension expense increases as the expected rate of return on assets decreases. For fiscal 2002 the weighted average expected rate of return on asset assumption was 8.5%. The weighted average basis of assumptions in the U.S. and U.K. has been lowered to 8.0% for fiscal 2003.

A comparative summary of these rates and the rates of compensation increase are as follows (2001 and 2000 rates are shown for comparative purposes):

	Global Weighted Average Actuarial Assumptions
	December 31

	2002	2001	2000

Weighted average assumed discount rates	6.0%	6.5%	6.7%
Weighted average expected long-term rates of return
on plan assets	8.0%	8.5%	8.4%
Rates of compensation increase	3.4%	3.9%	4.3%

Based on these updated actuarial assumptions, the Company’s 2003 pre-tax pension expense is expected to increase from 2002 by approximately $17.9 million. This is in addition to an increase of approximately $20 million or $0.33 per share from 2001 to 2002. The increase from 2001 to 2002 resulted from lower interest rates and unfavorable investment performance. Changes in the related pension benefit costs may occur in the future due to changes in the assumptions and due to changes in returns on plan assets due to financial market conditions. Holding all other assumptions constant, a one-half percent increase or decrease in the discount rate and the expected rate of return on plan assets would increase or decrease annual fiscal 2003 pre-tax expense as follows:

Approximate Changes in Pre-tax Pension Expense
	U.S. Plans	U.K. Plan
Discount rate

One-half percent increase	Decrease of $4 million	Decrease of $6 million
One-half percent decrease	Increase of $4 million	Increase of $7 million

Long-term expected rate of return on plan assets

One-half percent increase	Decrease of $1 million	Decrease of $2 million
One-half percent decrease	Increase of $1 million	Increase of $2 million

Should circumstances change that affect these estimates, changes (either increases or decreases) to the unfunded obligations may be required and would be recorded in accordance with the provisions of SFAS 87. Additionally, certain events could result in the pension unfunded obligation changing at a time other than the annual measurement date. This would occur when the benefit plan is amended or when plan curtailments occur. See Note 8, Employee Benefit Plans, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data,” for additional disclosures related to these items.

        Notes and Accounts Receivable – Notes and accounts receivable are stated at their net realizable value through the use of allowances for doubtful accounts. These allowances are maintained for estimated future losses resulting from the inability of customers to make required payments on notes or accounts receivable. The Company has policies and procedures in place requiring customers to be evaluated for creditworthiness prior to the execution of new service contracts or shipments of products. These reviews are structured to assist in minimizing the Company’s risk related to its receivables. Despite these policies and procedures, the Company may still experience collection problems and potential bad debts due to economic conditions within certain industries (e.g., construction and steel industries) and countries and regions (e.g., U.S., U.K., Middle East, etc.) in which the Company operates.

A considerable amount of judgment is required in assessing the realization of receivables, including the current creditworthiness of each customer, related aging of the past due balances and the facts and circumstances surrounding any non-payment. The Company’s provisions for bad debts during 2002, 2001 and 2000 were $6.9 million, $12.6 million and $4.0 million, respectively. Included in these provisions for bad debts were provisions for steel mill customers of $1.9 million, $8.1 million and $0.6 million in 2002, 2001 and 2000, respectively. Additionally, the 2002 amount includes approximately $2 million in net reserve reductions related to changes in estimates during the year due principally to the recovery of receivables related to customers that had filed for bankruptcy protection. At December 31, 2002 and 2001, receivables of $388.9 million and $386.3 million, respectively, were net of reserves of $36.5 million and $32.5 million, respectively. The Company evaluates specific accounts when it becomes aware of a situation where a customer may not be able to meet its financial obligations due to a deterioration of its financial condition, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to the Company and are re-evaluated and adjusted as additional information is received. Reserves are also determined by using percentages (based upon historical results) applied to certain aged receivable categories.

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

        Goodwill – The Company’s net goodwill balances were $377.2 million and $353.2 million, at December 31, 2002 and 2001, respectively. Goodwill is not amortized but tested for impairment at the reporting unit level on an annual basis, and between annual tests, whenever events or circumstances indicate that the carrying value of a reporting unit’s goodwill may exceed its fair value. A discounted cash flow model is used to estimate the fair value of a reporting unit. This model requires the use of long-term planning estimates and assumptions regarding industry-specific economic conditions that are outside the control of the Company. The Company’s annual goodwill impairment testing, performed as of October 1, 2002, indicated that the fair value of all reporting units tested exceeded their respective book values and therefore no goodwill impairment exists. Due to uncertain market conditions, it is possible that estimates used for goodwill impairment testing may change in the future. Therefore, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings. See Note 5, Goodwill and Other Intangible Assets, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data” for additional information on goodwill and other intangible assets.

        Asset Impairment – Long-lived assets are reviewed for impairment when events and circumstances indicate that the book value of an asset may be impaired. The determination of an impairment loss involves significant judgments based upon short and long-term projections of future asset performance. Impairment loss estimates are based upon the difference between the book value and the fair value of the asset. The fair value is generally based upon the Company’s estimate of the amount that the assets could be bought or sold for in a current transaction between willing parties. At December 31, 2002 and 2001, the cumulative facilities impairment charge remaining on the balance sheet was $4.5 million and $13.4 million, respectively. The significant decrease during 2002 relates to the sale of impaired assets during the year. Regarding one of these assets, an $8.0 million impairment charge was recorded in 2001. When the asset was sold in April 2002, it was determined that this reserve was approximately $60 thousand higher than required which was included in income during that period. Should circumstances change that affect these estimates, additional impairment charges may be required and would be recorded through income in the period the change was determined.

        Inventories – Inventories are stated at the lower of cost or market. Inventory balances are adjusted for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and its estimated market value. In assessing the ultimate realization of inventories, the Company is required to make judgments as to future demand requirements and compare these with the current or committed inventory levels. If actual market conditions are determined to be less favorable than those projected by management, additional inventory write-downs may be required and would be recorded through income in the period the determination is made. Additionally, the Company records reserves to adjust a substantial portion of its U.S. inventory balances to the last-in, first-out (LIFO) method of inventory valuation. In adjusting these reserves throughout the year, the Company estimates its year-end inventory costs and quantities. At December 31 of each year, the reserves are adjusted to reflect actual year-end inventory costs and quantities. These adjustments resulted in income of $1.4 million and $2.7 million in 2002 and 2001, respectively. At December 31, 2002 and 2001, inventories of $181.7 million and $174.6 million, respectively, are net of lower of cost or market reserves of $4.8 million and $5.5 million, respectively, and LIFO reserves of $22.5 million and $24.2 million, respectively.

        Insurance Reserves – The Company retains a significant portion of the risk for property, workers’ compensation, automobile, general and product liability losses. In consultation with third-party actuarial professionals, reserves have been recorded which reflect the undiscounted estimated liabilities for ultimate losses including claims incurred but not reported. Inherent in these estimates are assumptions which are based on the Company’s history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends in insurance law. At December 31, 2002 and 2001 the Company has recorded liabilities of $65.0 million and $67.6 million, respectively, related to both asserted as well as unasserted insurance claims. If actual claims differ from those projected by management, changes (either increases or decreases) to insurance reserves may be required and would be recorded through income in the period the change was determined. During 2002, 2001 and 2000, the Company recorded retrospective insurance reserve adjustments that decreased pre-tax insurance expense for self-insured programs by $5.9 million, $4.4 million and $4.5 million, respectively. The adjustments resulted from improved claims experience, better claims management programs and an improved focus on workplace safety.

        Legal Contingencies – Reserves for contingent liabilities are recorded on the balance sheet when an event is determined to be both probable and can be reasonably estimated. Currently, the Company is involved in a claim regarding Federal Excise Tax related to a 1986 contract for the sale of five-ton trucks to the United States Army. The Company believes that payment of this claim is not probable; however, it is possible that resolution of this claim could result in the Company being required to remit taxes, penalties and interest payments to the Internal Revenue Service. If that should happen, the Company believes the payment will not have a material adverse effect on the Company’s financial position; however, it could have a material effect on quarterly or annual results of operations and cash flows. If the cargo trucks are ultimately held to be taxable, as of December 31, 2002, the Company’s net maximum liability for this claim would be $5.8 million plus penalties and applicable interest currently estimated to be $12.4 million and $65.4 million, respectively. However, should circumstances change with regards to this or any other contingency, adjustments (either increases or decreases) to reserves may be required and would be recorded through income in the period the change was determined. See Note 10, Commitments and Contingencies, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data” for additional disclosure on this uncertainty and other contingencies.

        Income Taxes – At the end of each quarterly period, the Company makes its best estimate of the annual effective income tax rate and applies that rate to year-to-date pretax income to arrive at the year-to-date income tax provision. These estimates are developed giving recognition to tax rates, tax holidays, tax credits and capital losses, as well as certain exempt income and non-deductible expenses in all of the jurisdictions where the Company does business. The income tax provision for the quarterly period is the change in the year-to-date provision from the previous quarterly period. At December 31, 2002, 2001 and 2000 the Company’s effective income tax rate was 31.0%, 32.5% and 31.5%, respectively.

A valuation allowance to reduce deferred tax assets is evaluated on a quarterly basis. This valuation allowance is principally for tax loss carryforwards and cumulative unrelieved foreign tax credits which are uncertain as to realizability. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would more likely than not be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would decrease income in the period in which such determination was made.

See Note 9, Income Taxes, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data” for additional disclosures related to these items.

        New Financial Accounting Standards Issued – See Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data” for disclosures on new financial accounting standards issued and their effect on the Company.

Liquidity and Capital Resources
The Company’s principal sources of liquidity are cash from operations and short-term borrowings under its various credit agreements. During 2002, cash flows of $253.8 million generated from operations, $63.7 million from asset sales and a $41.7 million reduction in capital investments enabled the Company to make cash payments of $174.1 million to reduce debt. The Company surpassed its strategic objectives of generating $50 million from asset sales and reducing debt by $100 million. The Company’s strategic objective for 2003 again revolves around generating excess or discretionary cash and redeploying the cash to further reduce debt and to strategically grow primarily the service business. The Company’s strategies for generating discretionary cash flows for debt reduction and growth initiatives will come principally from reducing working capital employed, generating cash flows from the sale of underperforming assets and continuing the strong cash flows from operations. Changes in the Company’s overall liquidity and capital resources from continuing operations are reflected in the following table:

	December 31	December 31	Increase
(Dollars are in millions)	2002	2001 (a)	(Decrease)

Current Assets	$ 702.4	$ 696.8	$ 5.6
Less: Current Liabilities	473.8	465.7	8.1

Working Capital	$ 228.6	$ 231.1	$ (2.5)
Current Ratio	1.5:1	1.5:1

Notes Payable and Current Maturities	$ 34.1	$ 42.0	$ (7.9)
Long-term Debt	605.6	720.1	(114.5)

Total Debt	639.7	762.1	(122.4)
Total Equity	644.5	686.2	(41.7)

Total Capital	$1,284.2	$1,448.3	$(164.1)
Total Debt to Total Capital	49.8%	52.6%	(2.8%)

(a)

In order to comply with Financial Accounting Standards Board (FASB) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” 2001 information has been reclassified for comparative purposes.

        Working Capital Position – Working capital decreased 1% in 2002 and the current ratio remained at 1.5:1. Current assets increased by $5.6 million due principally to a $7.1 million increase in inventories. The inventory increase was principally for railway track maintenance equipment that will be shipped in 2003 to fill a current backlog of orders. The increase in current assets was more than offset by an $8.1 million increase in current liabilities. The increase in current liabilities was principally due to an $8.4 million increase in accrued taxes due to higher income in 2002 than 2001 and a $4.4 million increase in accounts payable due to the timing of cash payments. This was partially offset by a $7.9 million decrease in short-term debt. In addition, the strengthening of the euro and the British pound sterling in relation to the U.S. dollar had the effect of increasing working capital as assets and liabilities denominated in those currencies were translated at higher amounts in 2002 than in 2001.

        Cash Investing and Financing Activities – The Company’s debt as a percent of total capital decreased in 2002 due to the $122.4 million reduction in total debt. The decrease would have been even greater but for several factors. The total debt balance was affected by approximately $51.7 million due to the strengthening of the British pound sterling and the euro, which caused debt denominated in those currencies to be translated at higher amounts. Equity decreased due to a $146.7 million pension adjustment, partially offset by higher retained earnings of $49.2 million, higher foreign currency adjustments of $39.3 million and higher additional paid-in capital of $16.0 million. The pension adjustment was due to a downturn in the U.K. and U.S. financial markets. The foreign currency translation adjustments were due to a 17.8% increase in the translated value of the euro, a 10.6% increase in the British pound sterling and a 39.9% increase in the South African rand, partially offset by a 34.7% decrease in the Brazilian real and an 11.9% decrease in the Mexican peso at December 31, 2002 when compared with the translated values at December 31, 2001. The increase in additional paid-in capital resulted principally from stock option exercises.

Capital investments for 2002 were $114.3 million, down $41.7 million from 2001. This reduction in capital investments was achieved in part through the redeployment of mobile capital equipment in the Mill Services and Access Services Segments. Investments were made predominantly for the services businesses. The goal of selective investing for strategic purposes is to decrease debt and to improve the Company’s Economic Value Added (EVA®) under the program that commenced January 1, 2002. Under this program the Company evaluates strategic investments based upon the investment’s economic profit. EVA® equals after-tax operating profits less a charge for the use of the capital employed to create those profits. Therefore, value is created when a project or initiative produces a return above the cost of capital.

In 2002, the Company realized $63.7 million in cash from asset sales and sales of businesses, including $17.3 million from the sale of the Company’s Capitol Manufacturing business and $10.0 million from the sale of a product line of the Harsco Track Technologies Division of Other Infrastructure Products and Services. This surpassed the Company’s 2002 strategic goal of realizing at least $50 million from the sale of underperforming assets. The positive operating cash flows and cash from the sale of underperforming assets enabled the Company to surpass its stated goal of $100 million in balance sheet debt reduction by year end. Since peaking in mid 2000 in connection with the SGB acquisition, the Company has reduced its total debt by approximately $256 million or 29% as of December 31, 2002.

        Pension Plans – As a result of declines in the U.K. equity markets and interest rates, the Company’s U.K. pension plan was in an underfunded position as of September 30, 2002, the plan’s measurement date. At December 31, 2002, the Company recognized a net, after tax additional minimum pension liability of $146.7 million principally for its U.K. Plan that was recorded as a reduction to shareholders’ equity. This did not affect net income in 2002. The Company continues to be in compliance with its debt covenants. As a result of plan amendments, a re-measurement of the U.K. pension plan was made in the fourth quarter of 2002 that will result in the restoration to shareholders’ equity of approximately $20 million, net of deferred income taxes, of the original $146.7 million reduction. SFAS 87 requires this re-measurement restoration to be recorded as of March 31, 2003. See the Application of Critical Accounting Policies section above and Note 8, Employee Benefit Plans under Part II, Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K for additional disclosures related to these items.

      Financial Statistics from Continuing Operations for the Year-ended December 31

	2002	2001(a)

Harsco stock price high-low	$44.48-$24.20	$36.00 -$23.60

Return on average equity (b)	12.6%	11.1%

(a)

In order to comply with the Financial Accounting Standards Board (FASB) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” 2001 information has been reclassified for comparative purposes.

(b)	Return on average equity is calculated by dividing income from continuing operations by quarterly weighted average equity.

The Company’s higher return on average equity was due to increased income in 2002 compared with 2001. The Company’s book value per share decreased to $15.90 per share at December 31, 2002 from $17.16 at December 31, 2001 due principally to the pension adjustment to shareholders’ equity, partially offset by an increase in retained earnings and increased equity from positive foreign currency translation adjustments. Foreign currency translation adjustments and the pension adjustment to shareholders’ equity are recorded as part of other comprehensive income or expense.

(In millions)	2002	2001	2000

Net Cash Provided by Operations:	$253.8	$240.6	$259.4

Cash provided by operations in 2002 was $253.8 million, up $13.2 million from 2001, but less than the record $259.4 million in 2000. The increase in cash provided by operations is due principally to the increase in cash flows from the net change in Other assets and liabilities of $36.9 million, an increase in net income of $18.4 million and reduced accounts receivable growth and a change in the timing of receipts of $17.7 million. Increases in cash flows from the net change in Other assets and liabilities are principally due to approximately $24 million from the timing of payments for insurance, payroll and other miscellaneous liabilities and approximately $15 million related to increased pension liabilities due to higher pension expense in 2002 and the timing of funding that expense. Partially offsetting the positive changes were $25.2 million due to the timing of cash used for inventories, a $19.2 million change in the amount used for Other (income) and expenses and $15.7 million less amortization expense in 2002 than in 2001 due principally to the elimination of goodwill amortization in accordance with SFAS No. 142.

The $25.2 million change in cash flows due to the timing of cash used for inventories is principally due to approximately $8 million related to new international orders of railway maintenance-of-way equipment in 2002 and approximately $12 million related to the planned reduction of inventories in 2001 across all divisions which did not recur in 2002.

The $19.2 million negative variance in the Other (income) and expenses component of cash from operations is principally due to $15.6 million in non-cash charges, net of gains, recorded in the fourth quarter of 2001. These net charges are related principally to plant and facility closures and asset write-downs, net of gains on the sale of underperforming product lines.

        Contractual Obligations and Commercial Commitments – The following summarizes the Company’s expected future payments related to contractual obligations and commercial commitments at December 31, 2002.

Contractual Obligations	Payments Due by Period
		Less than	1-3	4-5	After 5
December 31 (In millions)	Total	1 year	years	years	years

Short-term Debt	$22.4	$22.4	$—	$—	$—

Long-term Debt
(including current maturities
and capital leases)	617.3	11.7	260.1	11.1	334.4

Operating Leases	129.8	37.8	52.2	15.9	23.9

Purchase Obligations	71.0	59.9	11.1	—	—

Foreign Currency Forward Exchange
Contracts	2.9	2.9	—	—	—

Other Obligations	0.6	0.6	—	—	—

Total Contractual Obligations	$844.0	$135.3	$323.4	$27.0	$358.3

See Note 6, Debt and Credit Agreements, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data,” for additional disclosures on short-term and long-term debt. See Note 7, Leases, to the Consolidated Financial Statements, under Part II, Item 8, “Financial Statements and Supplementary Data,” for additional disclosures on operating leases. Other contractual obligations are not deemed to have a material impact on the Company and are not discussed in detail.

        Commercial Commitments – The following table summarizes the Company’s contingent commercial commitments at December 31, 2002. These amounts are not included in the Company’s Consolidated Balance Sheet since there are no current circumstances known to management indicating that the Company will be required to make payments on these contingent obligations.

	Amount of Commitment Expiration Per Period
	Total	Less
	Amounts	Than	1-3	4-5	Over 5	Indefinite
December 31 (In millions)	Committed	1 Year	Years	Years	Years	Expiration

Standby Letters of Credit	$62.9	$56.7	$5.7	$0.5	$—	$—

Guarantees	25.9	4.6	1.4	0.2	0.1	19.6

Performance Bonds	110.6	—	99.5	0.1	—	11.0

Other Commercial Commitments	10.2	—	—	—	10.2	—

Total Commercial Commitments	$209.6	$61.3	$106.6	$0.8	$10.3	$30.6

Performance bonds include an $80 million security bond related to the Federal Excise Tax litigation discussed in Note 10, Commitments and Contingencies, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data.” Certain guarantees and performance bonds are of a continuous nature and do not have a definite expiration date.

        Credit and Equity Financing Facilities – The Company has various credit facilities and commercial paper programs available for use throughout the world. The following chart illustrates the amounts outstanding on credit facilities and commercial paper programs and available credit at December 31, 2002. The Company limits the aggregate commercial paper and credit facility borrowings at any one time to a maximum of $425 million.

		Outstanding	Available
	Facility Limit at	Balance at	Credit at
(In millions)	December 31, 2002	December 31, 2002	December 31, 2002

U.S. commercial paper program	$350.0	$44.4	$305.6

Euro commercial paper programs	340.6	37.5	303.1

Revolving credit facility(a)	350.0	—	350.0

Bilateral credit facility(b)	50.0	5.0	45.0

Totals at December 31, 2002	$1,090.6	$86.9	$$1,003.7	(c)

(a)	U.S.-Based Program
(b)	International-Based Program
(c)	Although the Company has significant available credit, it is the Company’s policy to limit aggregate commercial paper and credit facility borrowings at any one time to a maximum of $425 million.

The Company has a U.S. commercial paper borrowing program under which it can issue up to $350 million of short-term notes in the U.S. commercial paper market. In addition, the Company has a 74.4 million euro commercial paper program equivalent to approximately $78.1 million at December 31, 2002 which is used to fund the Company’s international operations. In June 2001, the Company supplemented its initial euro commercial paper program by adding a 250 million euro program, equivalent to approximately $262.5 million at December 31, 2002. The Company limits the aggregate commercial paper and syndicated credit facility and bilateral facility borrowings at any one time to a maximum of $425 million. Commercial paper interest rates, which are based on market conditions, have been lower than comparable rates available under the credit facility. At December 31, 2002 and 2001, the Company had $44.4 million and $161.8 million of U.S. commercial paper outstanding, respectively, and $37.5 million and $60.1 million outstanding, respectively, under its European-based commercial paper programs. Commercial paper is classified as long-term debt at December 31, 2002 and 2001, because the Company has the ability and intent to refinance it on a long-term basis through existing long-term credit facilities.

The Company has a revolving credit facility in the amount of $350 million through a syndicate of 14 banks. This facility serves as back-up to the Company’s commercial paper programs. The facility is in two parts. One part amounts to $131.3 million and is a 364-day credit agreement that permits borrowings outstanding at expiration (September 26, 2003) to be repaid no later than September 26, 2004. The second part is for $218.8 million and is a five-year credit agreement that expires on September 29, 2005, at which time all borrowings are due. The 364-day part of the facility was renegotiated in September 2002 to extend the expiration date to September 26, 2003. Interest rates are either negotiated, based upon the U.S. federal funds interbank market prime rate, or based upon the London Interbank Offered Rate (LIBOR) plus a margin. The Company pays a facility fee (.0825% per annum as of December 31, 2002) that varies based upon its credit ratings. At December 31, 2002 and 2001, there were no borrowings outstanding under either facility.

In the first quarter of 2002, the Company renewed two $50 million bilateral credit facility agreements with European-based banks. These agreements serve as back-up to the Company’s commercial paper programs and also help finance the Company’s European operations. Borrowings under these facilities, which expired in December 2002 and January 2003, were available in most major currencies with active markets at interest rates based upon LIBOR plus a margin. Subsequent to December 31, 2002, the Company renewed the facility that expired in December 2002, but for a lower amount of $25 million since the Company’s financing needs have decreased. Borrowings outstanding at expiration may be repaid over the succeeding 12 months. The facility that expired in January 2003 was not renewed since it was considered excess to the Company’s current financing needs. As of December 31, 2002, there was $5.0 million outstanding on these credit facilities.

On October 27, 2000, the Company issued 200 million British pound sterling (U.S. $317.8 million) 7.25% notes due 2010. The net proceeds of the issue were used to refinance certain bank debt that was used to fund the acquisition of SGB Group.

The Company has on file with the Securities and Exchange Commission a Form S-3 shelf registration for the possible issuance of up to an additional $200 million of new debt securities, preferred stock, or common stock. The Company is not obligated to issue these securities. The Company intends to refinance its $150 million, 6.0% notes due September 15, 2003 and may use this shelf registration for the refinancing.

Short-term debt amounted to $22.4 million and $29.6 million at December 31, 2002 and 2001, respectively. The weighted average interest rate for short-term borrowings at December 31, 2002 and 2001 was 4.0% and 5.5%, respectively.

The credit facility and certain notes payable agreements contain covenants requiring a minimum net worth of $475 million and a maximum debt to capital ratio of 60%. Additionally, the Company’s 7.25% British pound sterling-denominated notes due October 27, 2010 include a covenant that permits the note holders to redeem their notes, at par, in the event of a change of control of the Company. At December 31, 2002, the Company was in compliance with these covenants.

        Credit Ratings and Outlook – The Company’s outstanding long-term notes (both U.S. and International) are rated A- by Standard & Poor’s, A- by Fitch and A-3 by Moody’s. The Company’s U.S.-based commercial paper is rated A-2 by Standard & Poor’s, F-2 by Fitch and P-2 by Moody’s and the Company’s London-based commercial paper program is rated A-2 by Standard & Poor’s and P-2 by Moody’s. A downgrade to the Company’s credit rating would probably increase the costs to the Company to borrow funds. An improvement in the Company’s credit rating would probably decrease the costs to the Company to borrow funds.

The Company’s financial position and debt capacity should enable it to meet current and future requirements. As additional resources are needed, the Company should be able to obtain funds readily and at competitive costs. The Company is well-positioned to continue to reduce debt, invest strategically in high return projects and to pay cash dividends as a means to enhance shareholder value. The Company intends to use future discretionary cash flows for investment in high return projects and for debt reduction.

RESULTS OF OPERATIONS for 2002, 2001 and 2000

(Dollars are in millions, except per share)	2002	2001 (a)	2000 (a)

Revenues	$1,976.7	$2,025.2	$1,904.7

Cost of services and products sold	1,481.8	1,516.4	1,442.2

Selling, general and administrative expenses	312.7	314.3	264.0

Other expenses	3.5	22.8	2.0

Operating income from continuing operations	176.0	167.7	190.8

Interest expense	43.3	53.2	50.1

Provision for income taxes from continuing operations	42.2	38.6	45.4

Income from continuing operations	88.4	74.6	94.3

Income (loss) from discontinued operations	1.7	(2.9)	2.5

Net income	90.1	71.7	96.8

Diluted earnings per common share	2.21	1.79	2.42

Effective income tax rate for continuing operations	30.9%	32.6%	31.4%

Consolidated effective income tax rate	31.0%	32.5%	31.5%

(a)

In order to comply with the Financial Accounting Standards Board (FASB) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” 2001 and 2000 information has been reclassified for comparative purposes.

Summary Analysis of Results — 2002 Compared with 2001
Revenues for 2002 declined $48.5 million from 2001 while operating income from continuing operations improved $8.2 million. One of the primary reasons for the increased income from continuing operations in 2002 when compared with 2001 was a net reduction of $19.3 million in expenses related to restructuring activities. The effect of the recessionary environment in the domestic manufacturing sector that began in the fourth quarter of 2000 continued to negatively impact the Company in 2002. This impact was most pronounced in both the Gas and Fluid Control and Mill Services (principally U.S.) Segments. Additionally, continued weakness in the non-residential construction business in the U.S. and the U.K.

that began in the second quarter of 2002 negatively impacted 2002 results for the Access Services Segment. This weakness is expected to persist in the near term. The Company does not anticipate a rebound in the access services market until the emergence of stronger confidence in the economic outlook. These weaknesses were somewhat mitigated during 2002 by the continued strong performance of the international mill services business and the domestic abrasives and roofing granules businesses. Additionally, the benefit of the elimination of $16.1 million in goodwill amortization as a result of the implementation of SFAS No. 142 in 2002 was more than offset by approximately $20 million in increased pension expense. In 2002, the Company was positively impacted by the weakening of the U.S. dollar in relation to the British pound sterling and the euro. These were partially offset by the strengthening of the U.S. dollar in relation to the South African rand and the Brazilian real. The overall impact of foreign currency translation resulted in increased sales and operating income in 2002 of approximately $31 million and $3 million, respectively, when compared with 2001.

Summary Analysis of Results — 2001 Compared with 2000
Revenues for 2001 improved $120.5 million from 2000 while operating income from continuing operations declined $23.1 million. During 2001, the Company continued to see the effect of the recessionary environment in the domestic manufacturing sector that began in the fourth quarter of 2000. This resulted in reduced demand for the Company’s manufactured products as well as mill services in North America. Several of the Company’s steel mill customers in the U.S. filed for bankruptcy protection resulting in an increase of $4.3 million in provisions for uncollectible accounts receivable. Additionally, there was an increase of $3.4 million in the international Mill Services Segment for provisions for uncollectible accounts receivable related to an international customer that filed for the U.S. equivalent of bankruptcy protection. The Company’s acquisition of SGB in June of 2000 increased the Company’s 2001 sales and operating income by $183.7 million and $17.7 million, respectively, when compared to 2000. An overall increase in Other expense of $20.8 million had a significant negative impact on the Company’s net income. These expenses related primarily to impaired asset write-downs and employee termination benefit costs. The Company was also negatively impacted in 2001 by the strengthening of the U.S. dollar in relation to the Brazilian real, the South African rand, the British pound sterling, the euro and other currencies. This impact of foreign currency translation resulted in decreased sales and operating income in 2001 of approximately $40 million and $7 million, respectively, when compared with 2000.

Comparative Analysis of Consolidated Results

Revenues

2002 vs. 2001
Revenues for 2002 were down $48.5 million or 2% from 2001. This is attributable to decreased revenue in all segments except Mill Services, as discussed below in the Segment Analysis section. Increased revenues due to acquisitions were more than offset by decreased revenues due to divestitures. The decreased revenues were partially offset by the favorable effect of foreign currency translation which increased 2002 revenues $30.5 million when compared with 2001.

2001 vs. 2000
Revenues for 2001 were up $120.5 million or 6% from 2000. This is attributable to the acquisition of the Company’s SGB Group scaffolding and access services business in June 2000, which increased 2001 revenues by $183.7 million when compared to 2000. This increase was augmented by increased rentals in the existing Patent Construction Systems domestic scaffolding services business. Additionally, abrasives and roofing granules sales increased. These increases were somewhat offset by decreases in railway track maintenance equipment sales, most product lines of the Gas and Fluid Control Segment and the Mill Services Segment. The increased revenues were partially offset by the unfavorable effect of foreign currency translation which decreased 2001 revenues $40.4 million when compared with 2000.

Cost of Services and Products Sold

2002 vs. 2001
Cost of services and products sold for 2002 decreased $34.6 million or 2% from 2001, consistent with the percent decrease in revenues. This decrease resulted from decreased variable costs due to lower sales, stringent cost controls, process improvements, reorganization actions and the elimination of $16.1 million in goodwill amortization as a result of implementing SFAS No. 142. These decreases were partially offset by $10.5 million in increased pension expense due to financial market conditions and lower interest rates which affected the SFAS No. 87 pension expense computation. Approximately $3.2 million of the overall decrease was due to the net effect of business acquisitions and dispositions.

2001 vs. 2000
Cost of services and products sold for 2001 increased $74.2 million or 5%, a lower rate than the increase in revenues. Approximately $122 million of the increase was due to the net effect of business acquisitions and dispositions, principally the acquisition of SGB Group. This increase was partially offset by decreased costs in the Gas and Fluid Control

Segment due to reduced sales, and a general decline in costs due to stringent cost controls, process improvements and reorganization actions.

Selling, General and Administrative Expenses

2002 vs. 2001
Selling, general and administrative expenses for 2002 decreased $1.6 million or 0.5% as a result of several offsetting factors. On a comparative basis, 2002 was positively impacted by a $5.8 million reduction in provisions for uncollectible accounts receivable due to significant charges in 2001 for Mill Services customers that were experiencing financial difficulties including bankruptcy. Additionally, sales commissions decreased by $3.3 million as a result of decreased sales. There were also decreases in advertising expense, franchise taxes and professional fees of approximately $2.1 million in total. These decreases were mostly offset by a $9.2 million increase in pension expense due to the downturn in the financial markets and lower interest rates which affected the SFAS No. 87 pension expense computation. The Company’s continuing cost reduction, process improvement and reorganization efforts helped contain overall selling, general and administrative expenses. The net effect of business acquisitions and dispositions increased 2002 selling, general and administrative expense by $1.7 million when compared to 2001. The effect of foreign currency translation increased 2002 selling, general and administrative expenses by approximately $4.8 million when compared with 2001.

2001 vs. 2000
Selling, general and administrative expenses for 2001 increased $50.3 million or 19% due to the costs related to acquired companies, principally SGB Group. On a comparative basis, 2001 was negatively impacted by a $9.3 million increase in provisions for uncollectible accounts receivable, particularly in the Mill Services Segment where several customers in the steel industry experienced financial difficulties including bankruptcies. The Company’s continuing cost reduction, process improvement and reorganization efforts helped contain overall selling, general and administrative expenses. The effect of foreign currency translation decreased 2001 selling, general and administrative expenses by approximately $6.3 million when compared with 2000.

Other Expenses

This income statement classification principally includes impaired asset write-downs, employee termination benefit costs and costs to exit activities, offset by net gains on the disposal of non-core assets. During 2002, the Company continued its strategy to streamline operations that was commenced in 2001. This strategy included the consolidation, closure and sale of certain operating locations, as well as the exit from several underperforming product lines. Management also continued headcount reductions in both administrative and operating positions. These actions resulted in net other expenses of $3.5 million in 2002 compared to $22.8 million in 2001 and $2.0 million in 2000.

During 2002, the significant decrease in Other Expense when compared with 2001 related primarily to a $15.0 million decline in impaired asset write-downs. Impaired asset write-downs in 2001 included $8.0 million related to an under-performing plant associated with the Company’s roofing granules business. The plant was sold in 2002. In addition, 2001‘s expense included $4.8 million of impaired asset write-downs in the Mill Services Segment related to fixed plant and equipment associated with steel mill customers which filed for reorganization proceedings under local laws in principally the United States and Asia. There was also a $3.0 million decline in employee termination benefit costs, a $0.7 million decline in costs to exit activities, a $0.5 million decline in other costs and a $0.2 million increase in net gains when compared with 2001.

For additional information, see Note 15, Other (Income) and Expenses, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data.”

Interest Expense

2002 vs. 2001
Interest expense in 2002 was $9.9 million or 19% lower than in 2001 due to approximately $110 million in reduced average annual borrowings and lower average annual interest rates.

2001 vs. 2000
Interest expense in 2001 was $3.1 million or 6% higher than in 2000 due to approximately $145 million in increased average annual borrowings offset by lower average annual interest rates. The increased borrowings in 2001 related principally to the financing of the 2000 SGB Group acquisition.

Provision for Income Taxes from Continuing Operations

2002 vs. 2001
The increase in 2002 of $3.6 million or 9% in the provision for income taxes from continuing operations was due to increased earnings offset by a decreased effective income tax rate. The effective income tax rate relating to continuing operations for 2002 was 30.9% versus 32.6% for 2001. The decrease in the income tax rate was due principally to the elimination of goodwill amortization for book purposes in accordance with SFAS No. 142.

2001 vs. 2000
The decrease in 2001 in the provision for income taxes from continuing operations of $6.8 million or 15% was due to decreased earnings from 2000 offset by an increased effective income tax rate. The effective income tax rate relating to continuing operations for 2001 was 32.6% versus 31.4% for 2000. The increase in the income tax rate was due principally to higher effective income tax rates on domestic earnings.

Income from Continuing Operations

2002 vs. 2001
Income from continuing operations in 2002 was significantly above 2001 levels despite a decrease in revenues. The increase of $13.8 million or 18% results from the elimination of goodwill amortization as a result of implementing SFAS No. 142; reduced provisions for uncollectible accounts receivable; reduced Other expense related to restructuring activities; reduced interest expense; and a lower effective income tax rate; as well as a reduced equity loss in affiliates. The reduced equity loss in affiliates was due primarily to $2.9 million of pre-tax losses during 2001 associated with the Company’s S3Networks equity investment. This investment was disposed of in 2001. These reductions in expense were partially offset by increased pension expense due to financial market conditions and lower interest rates which affected the SFAS 87 pension expense computation.

2001 vs. 2000
Income from continuing operations in 2001 was significantly below 2000 levels despite an increase in revenues. The decrease of $19.7 million or 21% was a result of increased provisions for uncollectible accounts receivable; increased Other expenses related to restructuring activities; increased interest expense; and a higher effective income tax rate.

Income (Loss) from Discontinued Operations

2002 vs. 2001
Income from discontinued operations for 2002 was $4.6 million higher than 2001‘s loss of $2.9 million. This is a result of the $3.6 million after-tax gain recognized on the sale of the Company’s Capitol Manufacturing business, of which a substantial part of the assets were divested in the second quarter of 2002. This gain was partially offset by the costs of activities related to the collection of the remaining receivables and the sale of inventory consigned to the purchaser of the business.

2001 vs. 2000
The loss from discontinued operations for 2001 was $5.4 million lower than 2000‘s income of $2.5 million as a result of the downturn in the Company’s Capitol Manufacturing business. The continued long-term downturn was one of the key factors in the Company’s decision to sell this business in 2002.

Net Income and Earnings Per Share

2002 vs. 2001
Net income of $90.1 million and diluted earnings per share of $2.21 in 2002 were above 2001 by $18.4 million and $0.42, respectively, due principally to decreased provisions for uncollectible accounts receivable; decreased Other expenses related to restructuring activities; decreased interest expense; and a lower effective income tax rate.

2001 vs. 2000
Net income of $71.7 million and diluted earnings per share of $1.79 in 2001 were below 2000 by $25.1 million and $0.63, respectively, due principally to increased provisions for uncollectible accounts receivable; increased Other expenses related to restructuring activities; increased interest expense; and a higher effective income tax rate.

Segment Analysis

Due to reorganization changes, the Company has adopted a new segment reporting structure for its operations as of December 31, 2002. Historical information by segment has been reclassified for comparative purposes. See Note 14,

Information by Segment and Geographic Area, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data” for additional information on the Company’s segments.

Mill Services Segment

(In millions)	2002	2001	2000

Sales	$696.8	$664.7	$694.8

Operating income	73.5	57.5	81.3

2002 vs. 2001
During 2002, sales of the Mill Services Segment increased $32.1 million or 5% from 2001 due to the continued strong performance of the international mill services business. The improvement includes increased volumes at existing sites and new customer contracts for certain locations. The increase was partially reduced by decreased revenue in the Company’s U.S. mill services business, principally due to steel mill customer plant closures in 2001. Certain of these steel mill plants have started to operate under new ownership providing the opportunity for the segment to increase future sales. The effect of foreign currency translation increased 2002 period sales by approximately $7.6 million compared with 2001.

Operating income of the Mill Services Segment in 2002 increased $16.0 million or 28% from 2001. The year 2002 was positively affected by decreased Other expenses of $8.2 million related to significant charges recorded in 2001 due to impaired asset write-downs and employee termination benefit costs not being repeated in 2002; the elimination of $8.1 million in goodwill amortization as a result of the implementation of SFAS No. 142; decreased provisions for doubtful accounts receivable of $6.1 million, despite a $3.0 million charge relating to a U.K. customer that filed for the U.S. equivalent of bankruptcy protection in July 2002; a $2.7 million gain on the sale of an equity investment in India; and new business opportunities primarily in the international markets. These benefits were partially offset by $8.8 million in increased pension expense. The effect of foreign currency translation increased 2002 period operating income by approximately $0.5 million.

2001 vs. 2000
During 2001, sales of the Mill Services Segment decreased $30.1 million or 4% from 2000. A combination of strong production volumes and new contracts in the Company’s international mill services operations in 2001 partially offset the unfavorable effects of reduced steel mill production and steel mill closures and their impact on capacity utilization at many mills in North America. This adversely affected the volume of services provided by the Company. The unfavorable effect of foreign currency translation, reduced 2001 sales $35.8 million when compared to 2000.

Operating income of the Mill Services Segment in 2001 decreased $23.8 million or 29% from 2000. This decrease was principally due to lower income in the United States and the effect of foreign currency translation. The downturn in North American steel production also contributed to customer financial difficulties that resulted in an increase of $4.3 million compared with 2000 in provisions for uncollectible accounts receivable during the 2001 period for customers in the United States who filed for bankruptcy protection or shut down operations. Internationally, there was an increase of $3.4 million in provisions for uncollectible accounts receivable during 2001 compared to 2000 related to an international customer that filed for the U.S. equivalent of bankruptcy protection. Additionally, operating income in 2001 was negatively impacted by $9.6 million of increased charges for impaired asset write-downs and employee termination benefit costs compared with 2000.

Access Services Segment

(In millions)	2002	2001	2000

Sales	$587.9	$583.4	$382.3

Operating income	41.7	59.1	43.1

2002 vs. 2001
During 2002, sales of the Access Services Segment increased $4.5 million or 1% from 2001 due to the positive effect of foreign currency translation, which increased sales by approximately $20.9 million from 2001. This increase was mostly offset by decreased volume in both the domestic and international access businesses, which is a direct result of continued weakness in the non-residential construction markets due to the generally unsettled economic conditions.

Operating income of the Access Services Segment in 2002 decreased $17.4 million or 29% due principally to a reduction in the high-margin access equipment rental business in 2002. This reduction results from a continued decline in non-residential construction activity and industry overcapacity. In 2002, the benefit of the elimination of $4.3 million in goodwill amortization resulting from the implementation of SFAS No. 142 was more than offset by $7.7 million of increased pension expense. The effect of foreign currency translation increased 2002 operating income by approximately $2.1 million.

2001 vs. 2000
During 2001, sales and operating income were above 2000 by $201.1 million or 53% and $16.0 million or 37%, respectively, primarily due to the June 2000 acquisition of SGB Group. This increase was augmented by increased rentals in the existing domestic scaffolding services business.

Gas and Fluid Control Segment

(In millions)	2002	2001 (a)	2000 (a)

Sales	$350.6	$400.1	$437.6

Operating income	23.0	24.3	38.8

(a)

In order to comply with the Financial Accounting Standards Board (FASB) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” 2001 and 2000 information has been reclassified for comparative purposes.

2002 vs. 2001
In 2002, sales and operating income of the Gas and Fluid Control Segment were below 2001 by $49.5 million or 12% and $1.3 million or 5%, respectively. These reductions are due to continued recessionary environment in the manufacturing sector, primarily in the United States. In 2002, the segment was principally affected by the decline in the natural gas transmission market. Additionally, declines in most other gas control and containment equipment product lines negatively impacted the segment as well. These declines were partially offset by increased demand for valves, most notably in the liquid propane gas (LPG) product line. The smaller relative decline in operating income (5%) as compared to the relative decline in sales (12%) is due to decreased Other expenses of $2.7 million related to charges recorded in 2001 for employee termination benefit costs which were not repeated in 2002. In 2002, the benefit of the elimination of $2.5 million in goodwill amortization as a result of the implementation of SFAS No. 142 was partially offset by $1.2 million in increased pension expense.

2001 vs. 2000
During 2001, sales and operating income were below 2000 by $37.5 million or 9% and $14.5 million or 37%, respectively, due to a continued downturn in the United States manufacturing sector that started in the fourth quarter of 2000 and resulted in a recessionary environment during 2001. This affected demand for most gas control and containment equipment product lines. These decreases were partially offset by higher sales and operating income for heat exchangers, reflecting improvement in the natural gas industry. The 2001 operating income reflects the impact of other expenses of $3.5 million relating primarily to employee termination benefit costs.

Other Infrastructure Products and Services

(In millions)	2002	2001	2000

Sales	$341.4	$377.0	$390.0

Operating income	37.6	23.1	28.9

2002 vs. 2001
In 2002, sales of Other Infrastructure Products and Services decreased by $35.6 million or 9% from 2001 due to declines in most businesses. The businesses with declines include process equipment sales, railway contracting services and grating sales (primarily bridge decking due to the product line’s sale in January 2002). The decrease in U.S. railway contracting services related primarily to a maintenance contract with a U.S. railroad that was completed in December 2001. These decreases were only minimally offset by increased sales in the roofing granules and abrasives business. The effect of foreign currency translation increased 2002 period sales by approximately $1.7 million.

Operating income of Other Infrastructure Products and Services in 2002 increased $14.5 million or 63% despite decreased sales. This principally results from an $8.0 million impairment charge recorded in 2001 related to an underperforming plant in the United States associated with the Company’s roofing granules business which did not recur in 2002. This plant was sold in 2002. The sale of the plant also increased profitability of this business by approximately $2.4 million. In 2002, the benefit of the elimination of $1.2 million in goodwill amortization as a result of the implementation of SFAS No. 142 and a $1.9 million gain on the sale of a product line of the Harsco Track Technologies business were partially offset by $1.0 million of increased pension expense.

2001 vs. 2000
In 2001, sales and operating income of Other Infrastructure Products and Services decreased by $13.0 million or 3% and $5.8 million or 20%, respectively, from 2000 due to declines in rail track maintenance equipment and repair part sales as well as industrial grating sales. These decreases reflect the downturn in the United States manufacturing sector that started in the fourth quarter of 2000 and resulted in a recessionary environment during 2001. These decreases were only partially offset by increased sales of the roofing granules and abrasives business and the process equipment business. The larger relative decline in operating income (20%) compared with the relative decline in sales (3%) is due to increased Other expenses of $8.0 million. The increase in Other expenses was related to an impairment charge for an underperforming plant in the United States associated with the Company’s roofing granules business.

Industrial Services and Engineered Products Analysis

The Company is a diversified industrial services and engineered products company. Sales and operating income for 2002, 2001 and 2000 are presented in the following table:

	2002		2001 (a)		2000 (a)

(Dollars are in millions)	Amount	Percent	Amount	Percent	Amount	Percent

Sales
Industrial services	$1,341.9	68%	$1,324.3	65%	$1,142.0	60%

Engineered products	634.8	32	700.9	35	762.7	40

Total sales	$1,976.7	100%	$2,025.2	100%	$1,904.7	100%

Operating Income (b)
Industrial services	$126.3	72%	$126.0	77%	$122.7	64%

Engineered products	49.5	28	38.0	23	69.4	36

Total segment operating income	$175.8	100%	$164.0	100%	$192.1	100%

(a)

In order to comply with the Financial Accounting Standards Board (FASB) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” 2001 and 2000 information has been reclassified for comparative purposes.

(b)	Operating income excludes income/(expenses) of $0.2 million, $3.7 million and ($1.3) million for 2002, 2001 and 2000, respectively, related to unallocated general corporate overhead.

2002 vs. 2001
In 2002, sales and operating income for industrial services increased from the comparable period in 2001. This was due to the positive effect of foreign currency translation that increased sales by approximately $29 million and increased operating income by approximately $3 million. These positive effects of foreign currency translation were partially offset by declines in the Access Services Segment and domestic operations of the Mill Services Segment.

In 2002, sales of engineered products decreased significantly from 2001 as a result of the previously discussed recessionary manufacturing environment particularly in the United States. Engineered products operating income in 2002 increased significantly from 2001 principally as a result of an $8.0 million impairment charge recorded in 2001 related to an underperforming plant in the United States associated with the Company’s roofing granules business. This plant was sold in 2002 and there were no similar charges recorded in 2002.

2001 vs. 2000
Industrial services sales and operating income in 2001 increased from 2000. The increase reflects principally the SGB Group acquisition, as well as improvement in certain international markets served by the Company and the favorable effects of cost reductions, process improvements and reorganization efforts.

Engineered products sales and operating income in 2001 decreased significantly from 2000. The decrease resulted from the previously discussed recessionary manufacturing environment in the United States.

Research and Development
The Company invested $2.8 million in internal research and development programs in 2002. Internal funding for the Mill Services Segment amounted to $1.2 million. Expenditures for the Other Infrastructure Products and Services and Access Services Segments were $1.0 million and $0.4 million, respectively.

Backlog
As of December 31, 2002, the Company’s order backlog, exclusive of long-term mill services contracts and access services, was $157.8 million compared with $215.9 million as of December 31, 2001, a 27% decrease. The December 31, 2001 amount included $21.9 million related to businesses that have been divested in 2002, most of which are not considered discontinued operations under SFAS No. 144. The backlog from continuing operations at December 31, 2001 was $214.1 million.

Mill services contracts have an estimated future value of $3.0 billion at December 31, 2002 and December 31, 2001. Over 50% of these revenues are expected to be recognized by December 31, 2005. The remaining revenues are expected to be recognized principally between January 1, 2006 and December 31, 2010.

Backlog for scaffolding, shoring and forming services of the Access Services Segment is excluded from the above amounts. These amounts are generally not quantifiable due to the nature and timing of the products and services provided.

The Gas and Fluid Control Segment backlog at December 31, 2002 of $40.8 million was 29% below the December 31, 2001 backlog of $57.8 million. The decrease reflects reduced backlog for several product lines principally heat exchangers, composite pressure vessels and structures and high pressure gas cylinders. These decreases were partially offset by an increase in the backlog for valves, propane tanks and cryogenic equipment. The industrial pipe fittings product line of the Gas and Fluid Control Segment was disposed of in 2002 and is excluded from the disclosed backlog amounts noted above.

Other Infrastructure Products and Services’ order backlog at December 31, 2002 was $117.0 million, a decrease of 14% from the December 31, 2001 backlog of $136.2 million excluding divested product lines. The decrease is principally due to a decrease in backlog for railway track maintenance services which was partially offset by an increase in orders for railway track maintenance equipment.

Dividend Action
The Company paid four quarterly cash dividends of $.25 per share in 2002, for an annual rate of $1.00. This is an increase of 4.2% from 2001. At the November 2002 meeting, the Board of Directors increased the dividend by 5.0% to an annual rate of $1.05 per share. The Board normally reviews the dividend rate periodically during the year and annually at its November meeting. There are no material restrictions on the payment of dividends.

The Company is proud of its history of paying dividends. The Company has paid dividends each year since 1939. The February 2003 payment marked the 211th consecutive quarterly dividend paid at the same or at an increased rate. In 2002, 45% of net earnings were paid out in dividends. The Company is philosophically committed to maintaining or increasing the dividend at a sustainable level.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to foreign currency risk in its international operations. The Company conducts business in 35 currencies. Approximately 54%, 50% and 44% of the Company’s sales from continuing operations for 2002, 2001 and 2000, respectively, were derived from the Company’s operations outside the United States. Compared to the corresponding period in 2001, the values of the following major currencies changed in relation to the U.S. dollar in 2002, impacting the Company’s sales and income:

•	Brazilian real	Weakened	24%
•	South African rand	Weakened	19%
•	euro	Strengthened	6%
•	British pound sterling	Strengthened	5%

Such foreign currency exposures increase the risk of income statement, balance sheet and cash flow volatility which could result in a material impact to the Company’s financial position, results of operations, or cash flows in the future if the above currencies would materially change in relation to the U.S. dollar.

The Company is exposed to market risk arising from changes in foreign exchange rates. Competitive conditions in the Company’s manufacturing businesses may limit its ability to increase product price in the face of adverse currency movements. Products manufactured in the U.S. for both the domestic as well as the export market may be affected by the value of the U.S. dollar relative to other currencies. Any long-term strengthening of the U.S. dollar could depress demand for these products and reduce sales.

To illustrate the effect of foreign currency exchange rate changes in certain key markets of the Company, in 2002, sales would have been approximately 1.5% or $30.5 million less using the average exchange rates for 2001. A similar comparison for 2001 would have increased sales approximately 2.0% or $40.4 million if the average exchange rates for 2000 would have remained the same in 2001. If the weakening of the U.S. dollar in relation to the euro and British pound sterling that started in the second quarter of 2002 would continue, the Company would expect to see a positive impact on sales and net income as a result of foreign currency translation.

Currency changes result in assets and liabilities denominated in local currencies being translated into U.S. dollars at different amounts than at the prior year-end. These currency changes resulted in increased net assets of $39.3 million and decreased net assets of $22.4 million, at December 31, 2002 and 2001, respectively.

The Company seeks to reduce exposures to foreign currency transaction fluctuations through the use of forward exchange contracts. At December 31, 2002, these contracts amounted to $2.9 million, and all mature within 2003. The Company does not hold or issue financial instruments for trading purposes, and it is the Company’s policy to prohibit the use of derivatives for speculative purposes.

The Company’s cash flows and earnings are subject to changes in interest rates. Total debt of $639.7 million as of December 31, 2002 was approximately 22% at variable rates of interest and 78% at fixed interest rates. The weighted average interest rate of total debt was approximately 6.03%. At current debt levels, a one-percentage increase/decrease in interest rates would increase/decrease interest expense by approximately $1.4 million per year.

The economic slowdown in the United States that began in the fourth quarter of 2000 has resulted in a recessionary manufacturing environment during 2001 and 2002. As a result, on a comparative basis, the Company continued to suffer reduced demand for almost all of its manufactured products and mill services in North America in 2002. Several steel producers, including certain Company customers, have filed for bankruptcy protection or shut down operations during 2001 and 2002. The most recent significant occurrence was in July 2002 when a U.K. customer filed for the U.S. equivalent of bankruptcy protection. This resulted in the Company recording an additional provision for uncollectible accounts receivable of $2.8 million in June 2002 and $0.2 million in July 2002. Additionally, weakness in both the domestic and U.K. non-residential construction business and weak end markets were encountered in 2002, especially since the latter part of the second quarter. This has resulted in reduced rentals of access equipment. This is expected to persist in the near term and the prospects for significant improvement are uncertain until the emergence of much stronger confidence in the global economic outlook.

If the economic downturn persists, it could negatively affect the Company’s forecasts used in performing its goodwill impairment testing under SFAS No. 142. Therefore, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings. A persistent slow economy could also affect the realizability of receivables across the Company’s businesses as it may affect the ability of the Company’s customers to meet their obligations on a timely basis and possibly result in additional bankruptcy filings by the Company’s customers.

In addition to the economic issues that directly affect the Company’s business, changes in the performance of stock and bond markets, particularly in the United States and United Kingdom, impact actuarial assumptions used in determining annual pension expense and in the valuation of the assets in the Company’s pension plans. As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above, the downturn in financial markets over the past two years has negatively impacted the Company’s pension expense and the accounting for pension assets and liabilities. This has resulted in an increase in pre-tax pension expense of approximately $20 million for calendar year 2002 compared with 2001, and it is expected to result in an additional pre-tax increase in pension expense of approximately $17.9 million in calendar year 2003 compared with 2002. Should the downward trend in capital markets continue, future unfunded obligations and pension expense would likely increase. This could result in an additional reduction to shareholders’ equity and increase the Company’s statutory funding requirements.

The Company has over 400 locations in 43 countries, including the United States. As a result of the Company’s global footprint, unforeseen business disruptions in one or more of these countries due to political instability, civil unrest, armed hostilities or other calamities could result in a material impact to the Company’s financial position or results of operations or cash flows. The Company has operations in certain countries in the Middle East (Bahrain, Egypt, Saudi Arabia, United Arab Emirates and Qatar) which are geographically close to countries with a high risk of armed hostilities. During 2002, these countries contributed approximately $15 million to the Company’s operating income.

The current worldwide political and economic environment may increase the volatility of energy costs, both on a macro basis and for the Company specifically. To the extent that the Company cannot pass any increase in such costs to its customers, the Company’s operating income may be adversely affected. Historically, direct energy costs have approximated 2.5% to 3.5% of the Company’s revenue.

The future financial impact on the Company associated with the above risks cannot be estimated.

PART II

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Supplementary Data
Page
Consolidated Financial Statements of Harsco Corporation:

Management's Report on Financial Statements	30

Report of Independent Accountants	30

Consolidated Balance Sheets
December 31, 2002 and 2001	31

Consolidated Statements of Income
for the years 2002, 2001 and 2000	32

Consolidated Statements of Cash Flows
for the years 2002, 2001 and 2000	33

Consolidated Statements of Shareholders' Equity
for the years 2002, 2001 and 2000	34

Consolidated Statements of Comprehensive Income
for the years 2002, 2001 and 2000	35

Notes to Consolidated Financial Statements	36

Supplementary Data (Unaudited):

Two-Year Summary of Quarterly Results	64

Common Stock Price and Dividend Information	64

MANAGEMENT’S REPORT ON FINANCIAL STATEMENTS

To the Shareholders of Harsco Corporation:

Primary responsibility for the integrity and objectivity of the Company’s financial statements rests with management. These statements are prepared in conformity with generally accepted accounting principles and, accordingly, include amounts that are based on management’s best estimates and judgments. Non-financial information included in this Form 10-K has also been prepared by management and is consistent with the financial statements.

The Company’s internal control framework maintains systems, supported by a code of conduct, designed to provide reasonable assurance, at reasonable cost, that its assets and resources are safeguarded against loss from unauthorized use or disposition and that transactions are executed and recorded in accordance with established procedures. These systems are implemented through clear and accessible written policies and procedures, employee training and appropriate delegation of authority and segregation of responsibilities. These systems of internal control are reviewed, modified and improved as changes occur in business conditions and operations and as a result of suggestions from managers, internal auditors and independent accountants. These systems are the responsibility of the management of the Company.

The independent accountants are engaged to perform an audit of the consolidated financial statements in accordance with generally accepted auditing standards. Their report appears below.

The Audit Committee of the Board of Directors is comprised entirely of individuals who are not employees of the Company. This Committee meets periodically and privately with the independent accountants, with the internal auditors and with the management of the Company to review matters relating to the quality of the financial reporting, the internal control framework and the scope and results of audits.

/s/ Derek C. Hathaway	/s/ Salvatore D. Fazzolari

Derek C. Hathaway	Salvatore D. Fazzolari
Chairman, President and Chief	Senior Vice President, Chief
Executive Officer	Financial Officer and Treasurer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of Harsco Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity, comprehensive income and cash flows present fairly, in all material respects, the financial position of Harsco Corporation and Subsidiary Companies at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in note 5 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles” effective January 1, 2002.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
January 30, 2003

HARSCO CORPORATION CONSOLIDATED BALANCE SHEETS

	December 31	December 31
(In thousands, except share and per share amounts)	2002	2001 (a)

ASSETS
Current assets:
Cash and cash equivalents	$70,132	$67,407
Accounts receivable, net	388,872	386,252
Inventories	181,712	174,644
Other current assets	61,686	68,546

Total current assets	702,402	696,849

Property, plant and equipment, net	807,935	822,080
Goodwill, net	377,220	353,221
Other assets	102,493	180,439
Assets held for sale	9,247	38,177

Total assets	$1,999,297	$2,090,766

LIABILITIES
Current liabilities:
Short-term borrowings	$22,362	$29,560
Current maturities of long-term debt	11,695	12,422
Accounts payable	166,871	162,481
Accrued compensation	39,456	37,245
Income taxes	43,411	35,061
Dividends payable	10,642	9,996
Other current liabilities	179,413	178,928

Total current liabilities	473,850	465,693

Long-term debt	605,613	720,133
Deferred income taxes	62,096	103,082
Insurance liabilities	44,090	49,019
Other liabilities	167,069	57,621
Liabilities associated with assets held for sale	2,039	9,045

Total liabilities	1,354,757	1,404,593

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock, Series A junior participating cumulative preferred stock	—	—
Common stock, par value $1.25, issued 67,034,010 and 66,484,633 shares as of
December 31, 2002 and 2001, respectively	83,793	83,106
Additional paid-in capital	110,639	94,597
Accumulated other comprehensive expense	(242,978)	(135,263)
Retained earnings	1,296,855	1,247,680

	1,248,309	1,290,120
Treasury stock, at cost (26,494,610 and 26,499,784 shares, respectively)	(603,769)	(603,947)

Total shareholders’ equity	644,540	686,173

Total liabilities and shareholders’ equity	$1,999,297	$2,090,766

(a)

In order to comply with the Financial Accounting Standards Board (FASB) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” 2001 information has been reclassified for comparative purposes.

See accompanying notes to consolidated financial statements. 31

HARSCO CORPORATION CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)
Years ended December 31	2002	2001 (a)	2000 (a)

Revenues from continuing operations:
Service sales	$1,341,867	$1,324,233	$1,142,036
Product sales	634,865	700,930	762,655

Total revenues	1,976,732	2,025,163	1,904,691

Costs and expenses from continuing operations:
Cost of services sold	981,754	954,417	840,501
Cost of products sold	500,010	561,983	601,701
Selling, general and administrative expenses	312,704	314,268	263,991
Research and development expenses	2,820	3,973	5,662
Other expenses	3,473	22,786	1,997

Total costs and expenses	1,800,761	1,857,427	1,713,852

Operating income from continuing operations	175,971	167,736	190,839
Equity in income (loss) of affiliates, net	363	(1,852)	(2,020)
Interest income	3,688	5,589	5,987
Interest expense	(43,323)	(53,190)	(50,082)

Income from continuing operations before income taxes and
minority interest	136,699	118,283	144,724
Income tax expense	(42,240)	(38,553)	(45,398)

Income from continuing operations before minority interest	94,459	79,730	99,326
Minority interest in net income	(6,049)	(5,088)	(4,983)

Income from continuing operations	88,410	74,642	94,343

Discontinued operations:
Income (loss) from operations of discontinued businesses	(2,952)	(4,488)	3,867
Gain on disposal of discontinued businesses	5,606	—	—
Income tax benefit (expense)	(958)	1,571	(1,407)

Income (loss) from discontinued operations	1,696	(2,917)	2,460

Net Income	$90,106	$71,725	$96,803

Average shares of common stock outstanding	40,360	39,876	39,964
Basic earnings (loss) per common share:
Continuing operations	$2.19	$1.87	$2.36
Discontinued operations	.04	(.07)	.06

Basic earnings per common share	$2.23	$1.80	$2.42

Diluted average shares of common shares outstanding	40,680	40,066	40,022
Diluted earnings (loss) per common share:
Continuing operations	$2.17	$1.86	$2.36
Discontinued operations	.04	(.07)	.06

Diluted earnings per common share	$2.21	$1.79	$2.42

(a)

In order to comply with the Financial Accounting Standards Board (FASB) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” 2001 and 2000 information has been reclassified for comparative purposes.

See accompanying notes to consolidated financial statements. 32

HARSCO CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Years ended December 31	2002	2001(a)	2000(a)

Cash flows from operating activities:
Net income	$90,106	$71,725	$96,803
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
Depreciation	153,979	159,157	141,128
Amortization	1,682	17,374	17,971
Equity in (income) loss of affiliates, net	(363)	1,852	2,020
Dividends or distributions from affiliates	144	895	1,729
Other (income) and expenses	(273)	18,940	3,397
Other, net	8,776	(1,049)	(804)
Changes in assets and liabilities, net of acquisitions
and dispositions of businesses:
Accounts receivable	30,038	12,352	17,811
Inventories	(13,280)	11,893	966
Accounts payable	(13,055)	(11,744)	10,193
Net disbursements related to discontinued defense business	(1,435)	(1,328)	(12,012)
Other assets and liabilities	(2,566)	(39,466)	(19,754)

Net cash provided by operating activities	253,753	240,601	259,448

Cash flows from investing activities:
Purchases of property, plant and equipment	(114,340)	(156,073)	(180,048)
Purchase of businesses, net of cash acquired*	(3,332)	(4,914)	(302,461)
Proceeds from sales of assets	63,731	35,668	22,469
Other investing activities	12	106	988

Net cash used by investing activities	(53,929)	(125,213)	(459,052)

Cash flows from financing activities:
Short-term borrowings, net	(16,272)	(15,181)	146,552
Current maturities and long-term debt:
Additions	136,970	195,678	562,993
Reductions	(294,799)	(241,862)	(448,366)
Cash dividends paid on common stock	(40,286)	(38,261)	(37,594)
Common stock issued-options	14,011	4,773	1,792
Common stock acquired for treasury	—	(167)	(7,917)
Other financing activities	(5,104)	(4,170)	(6,714)

Net cash provided (used) by financing activities	(205,480)	(99,190)	210,746

Effect of exchange rate changes on cash	8,380	(5,211)	(5,986)
Net decrease in cash of discontinued operations	1	—	9

Net increase in cash and cash equivalents	2,725	10,987	5,165
Cash and cash equivalents at beginning of period	67,407	56,420	51,255

Cash and cash equivalents at end of period	$70,132	$67,407	$56,420

*Purchase of businesses, net of cash acquired
Working capital, other than cash	$250	$(55)	$(20,249)
Property, plant and equipment	(2,705)	(5,151)	(215,065)
Other noncurrent assets and liabilities, net	(877)	292	(67,147)

Net cash used to acquire businesses	$(3,332)	$(4,914)	$(302,461)

(a)

In order to comply with the Financial Accounting Standards Board (FASB) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” 2001 and 2000 information has been reclassified for comparative purposes.

See accompanying notes to consolidated financial statements. 33

HARSCO CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated Other
	Common Stock			Comprehensive Income (Expense)

							Unrealized
			Additional		Cash Flow		Gain on
(in thousands, except share			Paid-in		Hedging	Pension	Marketable		Retained
and per share amounts)	Issued	Treasury	Capital	Translation	Instruments	Liability	Securities	Total	Earnings

Balances, January 1, 2000	$82,777	$(595,805)	$88,101	$(78,664)	$	$(1,874)	$	$(80,538)	$1,155,586

Net income									96,803
Cash dividends declared, $.945
per share									(37,730)
Translation adjustments				(28,327)				(28,327)
Pension liability adjustments,
net of $295 deferred income
taxes						(512)		(512)
Acquired during the year,
355,695 shares		(8,209)
Stock options exercised,
88,107 shares	110		1,900
Other, 975 shares		24	(1)

Balances, December 31, 2000	$82,887	$(603,990)	$90,000	$(106,991)	$	$(2,386)	$	$(109,377)	$1,214,659

Net income									71,725
Cash dividends declared, $.97
per share									(38,704)
Translation adjustments				(22,347)				(22,347)
Cash flow hedging instrument
adjustments, net of $47
deferred income taxes					(84)			(84)
Pension liability adjustments,
net of $2,039 deferred
income taxes						(3,792)		(3,792)
Marketable securities adjustments,
net of $(182)
deferred income taxes							337	337
Acquired during the year,
10,451 shares		(167)
Stock options exercised,
187,693 shares	219	149	4,590
Other, 2,435 shares		61	7

Balances, December 31, 2001	$83,106	$(603,947)	$94,597	$(129,338)	$(84)	$(6,178)	$337	$(135,263)	$1,247,680

Net income									90,106
Cash dividends declared,
$1.0125 per share									(40,931)
Translation adjustments				39,311				39,311
Cash flow hedging instrument
adjustments, net of $(11)
deferred income taxes					22			22
Pension liability adjustments,
net of $63,613 deferred
income taxes						(146,709)		(146,709)
Marketable securities
adjustments, net of $183
deferred income taxes							(339)	(339)
Stock options exercised,
552,101 shares	687	83	16,048
Other, 2,450 shares		95	(6)

Balances, December 31, 2002	$83,793	$(603,769)	$110,639	$(90,027)	$(62)	$(152,887)	$(2)	$(242,978)	$1,296,855

See accompanying notes to consolidated financial statements. 34

HARSCO CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)
Years ended December 31	2002	2001	2000

Net Income	$90,106	$71,725	$96,803

Other comprehensive income (expense):
Foreign currency translation adjustments	39,311	(22,347)	(28,327)
Net gains (losses) on cash flow hedging instruments, net of
deferred income taxes of $(11) and $47 in 2002 and 2001,
respectively	22	(84)	—
Pension liability adjustments, net of deferred income taxes of
$63,613, $2,039 and $295 in 2002, 2001 and 2000, respectively	(146,709)	(3,792)	(512)
Unrealized gain (loss) on marketable securities, net of deferred
income taxes of $1 and $(182) in 2002 and 2001, respectively	(2)	337	—
Reclassification adjustment for gain included in net income, net of
deferred income taxes of $182 in 2002	(337)	—	—

Other comprehensive expense	(107,715)	(25,886)	(28,839)

Total comprehensive income (expense)	$(17,609)	$45,839	$67,964

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Consolidation
The consolidated financial statements include the accounts of Harsco Corporation and its majority-owned subsidiaries (the “Company”). Additionally, the Company fully consolidates entities in which the Company owns a 20-50% interest and exercises management control. Investments in unconsolidated entities (all of which are 20-50% owned) are accounted for under the equity method. The Company does not have off balance sheet arrangements with unconsolidated special-purpose entities.

Reclassifications
Certain reclassifications have been made to prior year amounts to conform with current year classifications. These reclassifications relate principally to assets and liabilities currently classified as held for sale or operations currently classified as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS 144) as discussed in Note 2, Acquisitions and Dispositions.

As a result of these reclassifications, several amounts presented for comparative purposes from 2000 and 2001 will not individually agree to previously filed Forms 10-K or 10-Q.

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, demand deposits and short-term investments which are highly liquid in nature and have an original maturity of three months or less.

Inventories
Inventories, which are principally located in the U.S., are stated at the lower of cost or market. Inventories in the United States are accounted for using principally the last-in, first-out (LIFO) method. Other inventories are accounted for using the first-in, first-out (FIFO) or average cost methods.

Depreciation
Property, plant and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using principally the straight-line method. When property is retired from service, the cost of the retirement is generally charged to the allowance for depreciation to the extent of the accumulated depreciation and the balance is charged to income. Long-lived assets to be disposed of by sale are not depreciated while they are held for sale.

Goodwill and Intangible Assets
Intangible assets consist principally of goodwill. Goodwill is not amortized but tested for impairment, at the reporting unit level, on an annual basis and between annual tests whenever events or circumstances indicate that the carrying value of a reporting unit’s goodwill may exceed its fair value. A discounted cash flow model is used to estimate the fair value of a reporting unit. This model requires the use of long-term planning forecasts and assumptions regarding industry specific economic conditions that are outside the control of the Company. See Note 5, Goodwill and Other Intangible Assets, for additional information on intangible assets and goodwill impairment testing. Finite lived intangible assets are amortized on a straight line basis over their estimated useful lives, none of which currently exceeds 10 years.

Impairment of Long-Lived Assets (Other than Goodwill)
Long-lived assets are reviewed for impairment when events and circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s policy is to record an impairment loss when it is determined that the carrying amount of the asset exceeds the sum of the expected undiscounted future cash flows resulting from use of the asset and its eventual disposition. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds its fair value. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

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

Accrued Insurance and Loss Reserves
The Company retains a significant portion of the risk for workers’ compensation, automobile, general and product liability losses. Reserves have been recorded which reflect the undiscounted estimated liabilities including claims incurred but not reported. Changes in the estimates of the reserves are included in net income in the period determined. Amounts estimated to be paid within one year have been classified as Other current liabilities, with the remainder included in Insurance liabilities.

Warranties
The Company has recorded product warranty accruals of $2.2 million, $2.8 million and $3.6 million as of December 31, 2002, 2001 and 2000, respectively. The Company provides for warranties of certain products as they are sold in accordance with SFAS No. 5, “Accounting for Contingencies.” These accruals have been declining as the Company has changed its focus from manufactured products to industrial services. The following table summarizes the warranty activity for the years ended December 31, 2002, 2001 and 2000.

(In thousands)	2002	2001	2000

Balance at the beginning of the period	$2,753	$3,593	$5,158
Accruals for warranties issued during the period	1,673	1,807	1,001
Reductions related to pre-existing warranties	(418)	(88)	(172)
Warranties paid	(1,831)	(2,409)	(2,588)
Other (principally foreign currency translation
and acquired businesses)	71	(150)	194

Balance at end of the period	$2,248	$2,753	$3,593

Foreign Currency Translation
The financial statements of the Company’s subsidiaries outside the United States, except for those subsidiaries located in highly inflationary economies and those entities for which the U.S. dollar is the currency of the primary economic environment in which the entity operates, are principally measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rates as of the balance sheet date. Resulting translation adjustments are recorded in the cumulative translation adjustment account, a separate component of Other comprehensive income (expense). Income and expense items are translated at average monthly exchange rates. Gains and losses from foreign currency transactions are included in net income. For subsidiaries operating in highly inflationary economies, and those entities for which the U.S. dollar is the currency of the primary economic environment in which the entity operates, gains and losses on foreign currency transactions and balance sheet translation adjustments are included in net income.

Financial Instruments and Hedging
The Company has subsidiaries principally operating in North America, South America, Europe, Africa and Asia-Pacific. These operations are exposed to fluctuations in related foreign currencies in the normal course of business. The Company seeks to reduce exposure to foreign currency fluctuations through the use of forward exchange contracts. The Company does not hold or issue financial instruments for trading purposes, and it is the Company’s policy to prohibit the use of derivatives for speculative purposes. The Company has a Foreign Currency Risk Management Committee that meets periodically to monitor foreign currency risks.

The Company executes foreign currency forward exchange contracts to hedge transactions of its non-U.S. subsidiaries for firm purchase commitments, to hedge variable cash flows of forecasted transactions and for export sales denominated in foreign currencies. These contracts are generally for 90 to 180 days or less. For those contracts that are designated as qualified cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), gains or losses are recorded in other comprehensive income (expense).

Amounts recorded in other comprehensive income (expense) are reclassified into income in the same period or periods during which the hedged forecasted transaction affects income. The cash flows from these contracts are classified consistent with the cash flows from the transaction being hedged. The Company also enters into certain forward exchange contracts not designated as hedges under SFAS 133. Gains and losses on these contracts are recognized in income based on fair market value. For fair value hedges of a firm commitment, the gain or loss on the derivative and the offsetting gain or loss on the hedged firm commitment are recognized currently in income.

Options for Common Stock
The Company uses the intrinsic value method to account for options granted to employees for the purchase of common stock. No compensation expense is recognized on the grant date, since at that date, the option price equals the market price of the underlying common stock.

The Company’s net income and net income per common share would have been reduced to the pro forma amounts indicated below if compensation cost for the Company’s stock option plan had been determined based on the fair value at the grant date for awards in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123).

(In thousands, except per share)	2002	2001	2000

Net income:
As reported	$90,106	$71,725	$96,803
Compensation expense (a)	(2,300)	(3,692)	(2,408)

Pro forma	$87,806	$68,033	$94,395

Basic earnings per share:
As reported	$2.23	$1.80	$2.42
Pro forma	2.18	1.71	2.36
Diluted earnings per share:
As reported	2.21	1.79	2.42
Pro forma	2.16	1.70	2.36

(a)	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects.

See Note 12, Stock-Based Compensation, for additional information on options for common stock.

Earnings Per Share
Basic earnings per share are calculated using the average shares of common stock outstanding, while diluted earnings per share reflects the potential dilution that could occur if stock options were exercised. See Note 11, Capital Stock, for additional information on earnings per share.

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

New Financial Accounting Standards Issued

SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143)

In August 2001, the FASB issued SFAS 143, which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss. The standard is effective for fiscal years beginning after June 15, 2002, with earlier adoption encouraged. The Company adopted this statement effective January 1, 2003. The adoption of SFAS 143 did not have a material impact on the Company’s financial position, results of operations or cash flows.

SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002” (SFAS 145)

In May 2002, the FASB issued SFAS 145 which, among other things, rescinds various pronouncements regarding early extinguishment of debt. It allows extraordinary accounting treatment for early extinguishment of debt only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. The Company adopted this statement effective January 1, 2003. The adoption of SFAS 145 did not have a material impact on the Company’s financial position, results of operations or cash flows.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146)

In July 2002, the FASB issued SFAS 146 which addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities. These activities include restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. The Company adopted this statement effective January 1, 2003. The adoption of SFAS 146 did not have a material impact on the Company’s financial position, results of operations, or cash flows; however, this statement may impact the timing of when the Company recognizes costs related to employee termination benefits.

SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an amendment of FASB Statement No. 123” (SFAS 148)

In December 2002, the FASB issued SFAS 148 which amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. It also amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. The Company has adopted the disclosure requirements of SFAS 148 in this Form 10-K for the fiscal year ended December 31, 2002. The required disclosures are included in Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data.” Additionally, the company will consider adopting the expense recognition provisions of SFAS 123 during 2003. If the company decides to adopt SFAS 123, it will be adopted in accordance with the transition provisions of SFAS 148.

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness
of Others” (FIN 45)

In November 2002, the FASB issued FIN 45 which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has adopted the disclosure requirements of FIN 45 related to direct guarantees of third parties for this Form 10-K issued for the fiscal year ended December 31, 2002 and has adopted the initial recognition and measurement provisions for any guarantees issued or modified starting January 1, 2003. The full impact of the initial recognition and initial measurement provisions of FIN 45 has not yet been determined. The Company is in the process of determining the fair value of its obligation to stand ready to perform on these guarantees and will recognize the appropriate liability when the guarantees renew. Based upon the nature of these guarantees the recognition of this obligation will also result in a reduction to the Company’s net income. The Company does not expect any impact on cash flows.

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46)

In January 2003, the FASB issued FIN 46 which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of FIN 46 are effective for financial statements issued after January 31, 2003. The initial recognition provisions of FIN 46 are applicable immediately to new variable interests in variable interest entities created after January 31, 2003. For a variable interest in a variable interest entity created before February 1, 2003, the initial recognition provisions of FIN 46 are to be implemented no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The Company has determined that it does not have any variable interests in any variable interest entities. Therefore, no disclosure is required for this Form 10-K issued for the fiscal year ended December 31, 2002 and the adoption of the initial recognition provisions of FIN 46 is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

2.  Acquisitions and Dispositions

Acquisitions
During 2002 or 2001 the Company did not acquire any businesses that individually or when aggregated together represent more than 2% of the Company’s net assets, sales, or net income.

Dispositions – Assets Held for Sale and Discontinued Operations
In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), which the Company adopted January 1, 2002. When a component of an entity is classified as “held for sale,” SFAS 144 requires that the income statement for current and prior periods reflect the results of operations of that component in discontinued operations. The income or loss from discontinued operations should include impairment charges, to the extent necessary, to reduce the book value of the business to fair value less costs to sell. Additionally, long-lived assets and liabilities (asset groups) that are “held for sale” should be separately identified on the balance sheet.

In management’s ongoing strategic effort to increase the Company’s focus on core industrial services, certain manufacturing operations have been divested. Effective March 21, 2002, the Board of Directors authorized the sale of the Capitol Manufacturing business, a business unit of the Gas and Fluid Control Segment. A significant portion of the Capitol Manufacturing business was sold on June 28, 2002. The Company continues to recognize income from inventory consigned to the buyer in accordance with the sale agreement and when all revenue recognition criteria have been met. This business has been included in discontinued operations and the assets and liabilities have been separately identified on the balance sheet as “held for sale” for all periods presented. The sales from discontinued operations for the years ended December 31, 2002, 2001 and 2000 were $35.5 million, $83.3 million and $100.0 million, respectively. These sales are excluded from revenues from continuing operations reported on the income statement. The income (loss) from discontinued operations does not include any charges to reduce the book value of the business held for sale to its fair market value less cost to sell, since the fair value of the business exceeded the book value.

Effective June 25, 2002, the Board of Directors authorized the sale of the IKG Industries business (IKG), a business unit of Other Infrastructure Products and Services. This business was included in discontinued operations and the assets and liabilities were classified as “held for sale” as of June 30, 2002. In August 2002, the transaction to sell IKG was terminated and the Company ceased marketing the business. Accordingly, IKG has been included in continuing operations for all periods presented and the assets and liabilities are no longer classified as “held for sale.”

Throughout the year, management has approved the sale of certain long-lived assets (primarily land and buildings) of the Access Services and Mill Services Segments. Accordingly, these assets have been separately identified on the balance sheet as “held for sale” for all periods presented.

The major classes of assets and liabilities “held for sale” included in the Consolidated Balance Sheet are as follows:

(In thousands)
As of December 31	2002	2001

ASSETS
Cash and cash equivalents	$—	$1
Accounts receivable, net	595	9,933
Inventories	727	9,168
Other current assets	21	116
Property, plant and equipment, net	7,904	18,409
Goodwill	—	343
Other assets	—	207

Total assets “held for sale”	$9,247	$38,177

(In thousands)
As of December 31	2002	2001

LIABILITIES
Current maturities of long-term debt	$—	$49
Accounts payable	463	6,953
Accrued compensation	—	512
Income taxes	958	462
Other current liabilities	618	1,005
Long-term debt	—	64

Total liabilities associated with assets “held
for sale”	$2,039	$9,045

Other Dispositions
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

Disbursements related to the discontinued defense business, principally claim settlements and legal fees, are shown separately on the Consolidated Statement of Cash Flows for 2002, 2001 and 2000.

3.  Accounts Receivable and Inventories

Accounts receivable are net of an allowance for doubtful accounts of $36.5 million and $32.5 million at December 31, 2002 and 2001, respectively. The provision for doubtful accounts was $6.9 million, $12.6 million and $4.0 million for 2002, 2001 and 2000, respectively.

Inventories consist of:

(In thousands)	2002	2001 (a)

Finished goods	$58,906	$62,315
Work-in-process	24,287	24,682
Raw materials and purchased parts	74,775	67,190
Stores and supplies	23,744	20,457

	$181,712	$174,644

Valued at lower of cost or market:
LIFO basis	$107,205	$108,414
FIFO basis	10,103	9,226
Average cost basis	64,404	57,004

	$181,712	$174,644

(a)

In order to comply with the Financial Accounting Standards Board (FASB) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” 2001 information has been reclassified for comparative purposes.

Inventories valued on the LIFO basis at December 31, 2002 and 2001 were approximately $19.3 million and $20.7 million, respectively, less than the amounts of such inventories valued at current costs.

As a result of reducing certain inventory quantities valued on the LIFO basis, net income increased from that which would have been recorded under the FIFO basis of valuation by $2.3 million, $0.7 million and $0.03 million in 2002, 2001 and 2000, respectively.

4.   Property, Plant and Equipment

Property, plant and equipment consists of:

(In thousands)	2002	2001 (a)

Land and improvements	$36,444	$36,778
Buildings and improvements	167,184	164,075
Machinery and equipment	1,594,858	1,497,494
Uncompleted construction	20,078	40,445

	1,818,564	1,738,792
Less accumulated depreciation and facilities valuation allowance	(1,010,629)	(916,712)

	$807,935	$822,080

(a)

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

5.  Goodwill and Other Intangible Assets

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) on January 1, 2002. Under this standard, goodwill and intangible assets with indefinite useful lives are no longer amortized. Goodwill is tested for impairment, at the reporting unit level, on an annual basis and between annual tests whenever events or circumstances indicate that the carrying value of a reporting unit’s goodwill may exceed its fair value. This impairment testing is a two-step process as outlined in SFAS 142. Step 1 is a comparison of fair value to book value. If the fair value exceeds the book value, Step 2 of the test is not required as no impairment of goodwill exists. Step 2 requires the allocation of fair values to assets (including goodwill) and liabilities as if the reporting unit had just been purchased. If goodwill is determined to be impaired, a write down to fair value would be required.

The Company uses a discounted cash flow model to estimate the fair value of a reporting unit in performing Step 1 of the testing. This model requires the use of long-term planning estimates and assumptions regarding industry -specific economic conditions that are outside the control of the Company. In accordance with SFAS 142, the Company completed transitional goodwill impairment testing by June 30, 2002. All reporting units of the Company passed Step 1 of the transitional testing thereby indicating that no goodwill impairment exists. Additionally, no reclassification of goodwill or intangible assets was necessary as a result of the adoption of SFAS 142. The Company also performed required annual testing for goodwill impairment as of October 1, 2002 and all reporting units of the Company passed the Step 1 testing thereby indicating that no goodwill impairment exists. However, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

The following table illustrates the effects of adopting SFAS 142 as it relates to net income, basic earnings per share (EPS) and diluted earnings per share (EPS) for the years ended December 31, 2002, 2001 and 2000.

(In thousands,	Net Income			Basic EPS			Diluted EPS
except per share amounts)	2002	2001	2000	2002	2001	2000	2002	2001	2000

Reported net income	$90,106	$71,725	$96,803	$2.23	$1.80	$2.42	2.21	$1.79	$2.42
Add: goodwill amortization, net of
tax	—	10,878	9,866	—	.27	.25	—	.27	.25

Adjusted net income	$90,106	$82,603	$106,669	$2.23	$2.07	$2.67	$2.21	$2.06	$2.67

The following table reflects the changes in carrying amounts of goodwill by segment for the year ended December 31, 2002:

				Other
			Gas and	Infrastructure
	Mill	Access	Fluid	Products and	Consolidated
(In thousands)	Services	Services	Control	Services	Totals

Balance as of December 31, 2001, net of
accumulated amortization (a)	$180,656	$125,119	$37,778	$9,668	$353,221
Goodwill acquired during year	—	1,628	—	—	1,628
Goodwill written off related to sale of business	—	—	—	(1,496)	(1,496)
Other (principally foreign currency translation)	12,465	12,477	(1,085)	10	23,867

Balance as of December 31, 2002, net of
accumulated amortization	$193,121	$139,224	$36,693	$8,182	$377,220

(a)

In order to comply with the Financial Accounting Standards Board (FASB) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” 2001 information has been reclassified for comparative purposes.

Goodwill is net of accumulated amortization of $100.8 million and $107.1 million at December 31, 2002 and 2001, respectively.

Intangible assets, which are included in Other assets on the Consolidated Balance Sheet, totaled $3.2 million and $4.2 million, net of accumulated amortization of $7.1 million and $10.6 million at December 31, 2002 and 2001, respectively. All intangible assets have been classified as finite-lived and are subject to amortization. The following chart reflects these intangible assets by major category.

	December 31, 2002		December 31, 2001
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization

Non-compete agreements	$4,150	$3,346	$5,430	$4,057
Patents	4,063	2,908	7,111	5,764
Other	2,073	839	2,251	747

Total	$10,286	$7,093	$14,792	$10,568

Amortization expense for intangible assets was $0.9 million and $1.1 million for the years ended December 31, 2002 and 2001, respectively. The following chart shows the estimated amortization expense for the next five fiscal years based on current intangible assets.

(In thousands)	2003	2004	2005	2006	2007

Estimated Amortization Expense	$684	$618	$543	$426	$307

6.  Debt and Credit Agreements

The Company has a U.S. commercial paper borrowing program under which it can issue up to $350 million of short-term notes in the U.S. commercial paper market. In addition, the Company has a 74.4 million euro commercial paper program equivalent to approximately $78.1 million at December 31, 2002 which is used to fund the Company’s international operations. In June 2001, the Company supplemented its initial euro commercial paper program by adding a 250 million euro program, equivalent to approximately $262.5 million at December 31, 2002. The Company limits the aggregate commercial paper and syndicated credit facility and bilateral facility borrowings at any one time to a maximum of $425 million. Commercial paper interest rates, which are based on market conditions, have been lower than comparable rates available under the credit facility. At December 31, 2002 and 2001, the Company had $44.4 million and $161.8 million of U.S. commercial paper outstanding, respectively, and $37.5 million and $60.1 million outstanding, respectively, under its European-based commercial paper programs. Commercial paper is classified as long-term debt at December 31, 2002 and 2001, because the Company has the ability and intent to refinance it on a long-term basis through existing long-term credit facilities.

The Company has a revolving credit facility in the amount of $350 million through a syndicate of 14 banks. This facility serves as back-up to the Company’s commercial paper programs. The facility is in two parts. One part amounts to $131.3 million and is a 364-day credit agreement that permits borrowings outstanding at expiration (September 26, 2003) to be repaid no later than September 26, 2004. The second part is for $218.8 million and is a five-year credit agreement that expires on September 29, 2005 at which time all borrowings are due. The 364-day part of the facility was renegotiated in September of 2002 to extend the expiration date to September 26, 2003. Interest rates are either negotiated, based upon the U.S. federal funds interbank market, prime rate, or based upon the London Interbank Offered Rate (LIBOR) plus a margin. The Company pays a facility fee (.0825% per annum as of December 31, 2002) that varies based upon its credit ratings. At December 31, 2002 and 2001, there were no borrowings outstanding under either facility.

In the first quarter of 2002, the Company renewed two $50 million bilateral credit facility agreements with European-based banks. These agreements serve as back-up to the Company’s commercial paper programs and also help finance the Company’s European operations. Borrowings under these facilities, which expired in December 2002 and January 2003, were available in most major currencies with active markets at interest rates based upon LIBOR plus a margin. Subsequent to December 31, 2002, the Company renewed the facility that expired in December 2002, but for a lower amount of $25 million since the Company’s financing needs have decreased. Borrowings outstanding at expiration may be repaid over the succeeding 12 months. The facility that expired in January 2003 was not renewed since it was considered excess to the Company’s current financing needs. As of December 31, 2002, there was $5.0 million outstanding on these credit facilities.

On October 27, 2000, the Company issued 200 million British pound sterling (U.S. $317.8 million) 7.25% notes due 2010. The net proceeds of the issue were used to refinance certain bank debt that was used to fund the acquisition of SGB Group.

The Company has on file with the Securities and Exchange Commission a Form S-3 shelf registration for the possible issuance of up to an additional $200 million of new debt securities, preferred stock, or common stock. The Company is not obligated to issue these securities.

Short-term debt amounted to $22.4 million and $29.6 million at December 31, 2002 and 2001, respectively. The weighted average interest rate for short-term borrowings at December 31, 2002 and 2001 was 4.0% and 5.5%, respectively.

Long-term debt consists of:

(In thousands)	2002	2001 (a)

7.25% British pound sterling-denominated notes due October 27, 2010	$317,781	$287,097
6.0% notes due September 15, 2003 (b)	150,000	150,000
Commercial paper borrowings, with a weighted average interest rate of 2.3%
as of December 31, 2002	81,944	221,919
Faber Prest loan notes due October 31, 2008 with interest based on sterling
LIBOR minus .75% (3.2% at December 31, 2002)	10,207	11,109
Industrial development bonds, payable in varying amounts from 2004 to
2011 with a weighted average interest rate of 2.4% as of December
31, 2002	10,000	11,400
Other financing payable in varying amounts to 2007 with a weighted average
interest rate of 6.0% as of December 31, 2002	47,376	51,030

	617,308	732,555
Less: current maturities	11,695	12,422

	$605,613	$720,133

(a)

In order to comply with the Financial Accounting Standards Board (FASB) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” 2001 information has been reclassified for comparative purposes.

(b)	6% notes are classified as long-term because the Company has the ability and intent to refinance them on a long-term basis through existing long-term credit facilities.

The credit facility and certain notes payable agreements contain covenants requiring a minimum net worth of $475 million and a maximum debt to capital ratio of 60%. Additionally, the Company’s 7.25% British pound sterling-denominated notes due October 27, 2010 include a covenant that permits the note holders to redeem their notes, at par, in the event of a change of control of the Company. At December 31, 2002, the Company was in compliance with these covenants.

The maturities of long-term debt for the four years following December 31, 2003 are:

(In thousands)

2004	$12,367
2005	247,690
2006	3,447
2007	7,622

Cash payments for interest on all debt from continuing operations were $42.3 million, $53.4 million and $44.6 million in 2002, 2001 and 2000, respectively.

7.  Leases

The Company leases certain property and equipment under noncancelable operating leases. Rental expense (for both continuing and discontinued operations) under such operating leases was $46.6 million, $41.3 million and $30.3 million in

2002, 2001 and 2000, respectively. Approximately $9.0 million of the increase for 2001 is due to the inclusion of SGB as of June 2000.

Future minimum payments under operating leases with noncancelable terms are:

(In thousands)

2003	$37,787
2004	36,095
2005	16,107
2006	9,131
2007	6,777
After 2007	23,893

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

(In thousands)	U. S. Plans			International Plans

	2002	2001	2000	2002	2001	2000
Pension Expense (Income)
Defined benefit plans:
Service cost	$8,375	$8,206	$8,017	$9,980	$10,457	$8,559
Interest cost	13,034	12,763	12,069	28,393	25,615	18,727
Expected return on plan assets	(19,845)	(22,713)	(22,448)	(35,542)	(41,846)	(30,054)
Recognized prior service costs	1,442	1,429	1,368	991	942	949
Recognized (gains) or losses	822	(1,357)	(1,853)	4,090	(1,964)	(953)
Amortization of transition asset	(1,684)	(1,789)	(1,834)	(572)	(549)	(567)
Settlement/Curtailment loss	918	454	360	—	—	—

Defined benefit plans pension expense	3,062	(3,007)	(4,321)	7,340	(7,345)	(3,339)
(income)
Multi-employer plans	4,705	3,780	4,334	1,186	956	1,039
Defined contribution plans	753	1,768	1,401	4,688	5,599	4,386

Pension expense (income)	$8,520	$2,541	$1,414	$13,214	$(790)	$2,086

46 The change in the financial status of the pension plans and amounts recognized in the Consolidated Balance Sheet at December 31, 2002 and 2001 are:

Pension Benefits	U. S. Plans		International Plans
(In thousands)	2002	2001	2002	2001

Change in benefit obligation:
Benefit obligation at beginning of year	$183,254	$163,264	$429,114	$433,851
Service cost	8,375	8,206	9,980	10,457
Interest cost	13,034	12,763	28,393	25,615
Plan participants' contributions	—	—	3,916	3,467
Amendments	(3,198)	1,456	(68)	307
Actuarial loss (gain)	14,549	5,287	43,532	(13,895)
Settlements	(349)	(819)	—	—
Benefits paid	(15,706)	(6,903)	(23,672)	(19,540)
Obligations of added plans	—	—	22,481	—
Effect of foreign currency	—	—	47,833	(11,148)

Benefit obligation at end of year	$199,959	$183,254	$561,509	$429,114

Change in plan assets:
Fair value of plan assets at beginning of year	$211,499	$241,573	$426,414	$556,862
Actual return on plan assets	(17,781)	(25,173)	(60,764)	(104,610)
Employer contributions	2,614	2,821	7,515	4,151
Plan participants' contributions	—	—	3,916	3,467
Benefits paid	(15,706)	(6,903)	(23,177)	(19,373)
Settlements	(349)	(819)	—	—
Plan assets of added plans	—	—	20,258	—
Effect of foreign currency	—	—	43,840	(14,083)

Fair value of plan assets at end of year	$180,277	$211,499	$418,002	$426,414

Funded status:
Funded status at end of year	$(19,682)	$28,245	$(143,507)	$(2,700)
Unrecognized net loss	63,015	11,639	233,148	85,789
Unrecognized transition (asset)	(4,749)	(6,439)	(666)	(1,651)
Unrecognized prior service cost	5,279	10,728	11,809	11,701

Net amount recognized	$43,863	$44,173	$100,784	$93,139

Amounts recognized in the Consolidated
Balance Sheet consist of:
Prepaid benefit cost	$49,577	$51,332	$—	$97,526
Accrued benefit liability	(28,717)	(20,199)	(112,400)	(6,321)
Intangible asset	4,683	4,669	11,630	776
Accumulated other comprehensive expense	18,320	8,371	201,554	1,158

Net amount recognized	$43,863	$44,173	$100,784	$93,139

Plan assets include equity and fixed-income securities. At December 31, 2002 and 2001, 732,640 shares of the Company’s common stock with a fair market value of $23.4 million and $25.1 million, respectively, are included in the U.S. plan assets. Dividends paid on such stock amounted to $0.7 million in both 2002 and 2001.

The actuarial assumptions used for the defined benefit pension plans are:

	Global Weighted Average
	December 31

	2002	2001	2000

Weighted average assumed discount rates	6.0%	6.5%	6.7%

Weighted average expected long-term rates of return
on plan assets	8.0%	8.5%	8.4%

Rates of compensation increase	3.4%	3.9%	4.3%

	U. S. Plans			International Plans
	December 31			December 31
	2002	2001	2000	2002	2001	2000

Weighted average assumed discount rates	6.75%	7.25%	8.0%	5.8%	6.2%	6.2%

Weighted average expected long-term rates of return
on plan assets	8.9%	9.5%	9.5%	7.6%	8.0%	7.9%

Rates of compensation increase	3.8%	3.7%	4.0%	3.3%	4.0%	4.4%

For the U.S. plans, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $60.0 million, $59.2 million and $31.0 million, respectively, as of December 31, 2002, and $45.6 million, $43.7 million and $24.8 million, respectively, as of December 31, 2001.

For the international plans, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $559.2 million, $524.3 million and $415.5 million, respectively, as of December 31, 2002, and $10.5 million, $9.8 million and $4.1 million, respectively, as of December 31, 2001.

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

The postretirement benefit expense (health care and life insurance) was $0.3 million in 2002, $0.1 million of income in 2001 and expense of $0.7 million in 2000. The components of these expenses and income are not shown separately as they are not material.

The changes in the postretirement benefit liability recorded in the Consolidated Balance Sheet are:

Postretirement Benefits
(In thousands)	2002	2001

Change in benefit obligation:
Benefit obligation at beginning of year	$10,808	$11,253
Service cost	66	150
Interest cost	743	812
Actuarial loss	795	730
Plan participants contributions	29	38
Benefits paid	(628)	(689)
Plan amendments	3	(527)
Curtailment	(177)	(959)

Benefit obligation at end of year	$11,639	$10,808

Funded status:
Funded status at end of year	$(11,639)	$(10,808)
Unrecognized prior service cost	362	(187)
Unrecognized net actuarial (gain) loss	532	(41)

Net amount recognized as accrued benefit liability	$(10,745)	$(11,036)

The actuarial assumptions used for postretirement benefit plans are:

(Dollars in thousands)	2002	2001	2000

Assumed discount rate	6.75%	7.25%	8.00%
Health care cost trend rate	12.00%	9.00%	7.50%
Decreasing to ultimate rate	5.00%	5.00%	6.50%
Effect of one percent increase in health care
cost trend rate:
On cost components	$28	$49	$41
On accumulated benefit obligation	$422	$386	$510

For 2002, a one percent decrease in the health care cost trend rate would decrease the cost component by $29 thousand and decrease the accumulated benefit obligation by $382 thousand.

It is anticipated that the health care cost trend rate will decrease from 12.0% in 2003 to 5.0% in the year 2007.

Savings Plan
The Company has a 401(k) savings plan which covers substantially all U.S. employees with the exception of employees represented by a collective bargaining agreement, unless the agreement expressly provides otherwise. Employee contributions are generally determined as a percentage of covered employees’ compensation. The expense from continuing and discontinued operations for contributions to the plan by the Company was $3.8 million, $3.8 million and $4.9 million for 2002, 2001 and 2000 respectively. At December 31, 2002, 2001 and 2000, 2,352,286 shares, 2,519,045 shares and 2,633,984 shares, respectively, of the Company’s common stock with a fair market value of $75.0 million, $86.4 million and $65.0 million, respectively, are included in the savings plan.

Other Employee Benefit Plans
The Company offers various other benefit plans to its employees. In 2002, 2001 and 2000, the Company amended certain plans in the United States which resulted in pre-tax cost reductions of approximately $0.3 million, $1.3 million and $5.3 million, respectively.

Executive Incentive Compensation Plan
The amended 1995 Executive Incentive Compensation Plan, as approved by the Management Development and Compensation Committee of the Board of Directors, provides the basis for determination of annual incentive compensation awards. Actual awards are paid in February of the following year. The Company accrues amounts reflecting the estimated value of incentive compensation anticipated to be earned for the year. Compensation expense relating to these awards was $3.6 million, $2.5 million and $5.6 million in 2002, 2001 and 2000, respectively.

9.  Income Taxes

Income before income taxes and minority interest for both continuing and discontinued operations in the Consolidated Statement of Income consists of:

(In thousands)	2002	2001	2000

United States	$35,214	$23,875	$68,000
International	104,139	89,920	80,591

	$139,353	$113,795	$148,591

Provision for income taxes:
Currently payable:
Federal	$1,053	$1,597	$5,113
State	(1,718)	1,036	(536)
International	24,897	18,753	21,803

	24,232	21,386	26,380
Deferred federal and state	13,048	7,207	17,375
Deferred international	5,918	8,389	3,050

	$43,198	$36,982	$46,805

Continuing Operations	$42,240	$38,553	$45,398
Discontinued Operations	958	(1,571)	1,407

	$43,198	$36,982	$46,805

Cash payments for income taxes were $18.7 million, $19.8 million and $19.3 million, for 2002, 2001 and 2000, respectively.

The following is a reconciliation of the normal expected statutory U.S. federal income tax rate to the effective rate as a percentage of Income before income taxes and minority interest for both continuing and discontinued operations as reported in the Consolidated Statement of Income:

	2002	2001	2000

U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	0.3	0.4	0.4
Export sales corporation benefit	(0.9)	(0.4)	(0.3)
Deductible 401(k) dividends	(0.9)	—	—
Losses for which no tax benefit was recorded	0.4	0.2	1.3
Difference in effective tax rates on international earnings and remittances	(2.2)	(4.5)	(5.7)
Nondeductible acquisition costs	—	2.5	1.9
Other, net	(0.7)	(0.7)	(1.1)

Effective income tax rate	31.0%	32.5%	31.5%

50 The tax effects of the primary temporary differences giving rise to the Company’s deferred tax assets and liabilities for the years ended December 31, 2002 and 2001 are:

(In thousands)	2002		2001
Deferred income taxes	Asset	Liability	Asset	Liability

Depreciation	$—	$75,547	$—	$61,066
Expense accruals	21,212	—	29,240	—
Inventories	2,681	—	2,987	—
Provision for receivables	3,525	—	3,977	—
Postretirement benefits	3,683	—	3,869	—
Deferred revenue	—	3,571	—	4,192
Unrelieved foreign tax credits	—	—	3,156	—
Unrelieved foreign tax losses	6,075	—	5,916	—
Unrelieved domestic tax losses	—	—	1,713	—
Pensions	36,446	—	—	41,065
Other	—	11,463	—	4,744

	73,622	90,581	50,858	111,067
Valuation allowance	(2,681)	—	(8,048)	—

Total deferred income taxes	$70,941	$90,581	$42,810	$111,067

At December 31, 2002 and 2001, Other current assets included deferred income tax benefits of $29.4 million and $32.8 million, respectively.

At December 31, 2002, certain of the Company’s subsidiaries had total available net operating loss carryforwards (“NOLs”) of approximately $16.5 million, of which approximately $12.8 million may be carried forward indefinitely and $3.7 million have varying expiration dates. Included in the total are $4.0 million of preacquisition NOLs.

During 2002 and 2001, $0.6 million and $1.0 million, respectively, of preacquisition NOLs were utilized by the Company, resulting in tax benefits of $0.2 million and $0.3 million respectively.

The valuation allowance of $2.7 million and $8.0 million at December 31, 2002 and 2001, respectively, relates principally to cumulative unrelieved foreign tax credits and tax losses which are uncertain as to realizability. To the extent that the preacquisition NOLs are utilized in the future and the associated valuation allowance reduced, the tax benefit will be allocated to reduce goodwill.

The change in the valuation allowances for 2002 and 2001 results primarily from the utilization of international tax loss carryforwards and foreign tax credit carryforwards and the release of valuation allowances in certain international jurisdictions based on the Company’s revaluation of the realizability of future benefits. The release of valuation allowances in certain jurisdictions was allocated to reduce goodwill by $0 and $23 thousand in 2002 and 2001, respectively.

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

The settlement does not resolve the claim by the Internal Revenue Service (“IRS”) that, contrary to the Company’s position, certain cargo truck models sold by the Company should be considered to have gross vehicle weights in excess of the 33,000 pound threshold under FET law, are not entitled to an exemption from FET under any other theory, and therefore are taxable. In 1999, the IRS assessed an increase in FET of $30.4 million plus penalties and applicable interest currently estimated to be $12.4 million and $65.4 million, respectively. In October 1999, the Company posted an $80 million bond required as security by the IRS. This increase in FET takes into account offsetting credits of $9.2 million, based on a partial allowance of the Company’s $31.9 million claim that certain truck components are exempt from FET. The IRS disallowed in full the Company’s additional claim that it is entitled to the entire $52 million of FET (plus applicable interest currently estimated by the Company to be $58.2 million) the Company has paid on the five-ton trucks, on the grounds that such trucks qualify for the FET exemption applicable to certain vehicles specially designed for the primary function of off-highway transportation. In the event that the Company ultimately receives from the IRS a refund of tax (including applicable interest) with respect to which the Company has already received reimbursement from the Army, the refund would be allocated between the Company and the Army. In August 2000, the Company filed legal action against the Government in the U.S. Court of Federal Claims challenging the assessment and seeking a refund of all FET that the Company has paid on five-ton trucks. That action is proceeding and management expects the trial to be scheduled to commence prior to the end of the third quarter of 2003. Although there is risk of an adverse outcome, both the Company and the Army believe that the cargo trucks are not taxable. No recognition has been given in the accompanying financial statements for the Company’s claims for refund from the IRS.

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

Even if the cargo trucks are ultimately held to be taxable, the Army’s contribution of $24.6 million toward payment of the tax (but not interest or penalty, if any), would result in a net maximum liability for the Company of $5.8 million plus penalties and applicable interest currently estimated to be $12.4 million and $65.4 million, respectively. The Company believes it is unlikely that resolution of this matter will have a material adverse effect on the Company’s financial position; however, it could have a material effect on quarterly or annual results of operations and cash flows.

Environmental
The Company is involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a “potentially responsible party” for certain waste disposal sites. While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company. The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Consolidated Balance Sheet at December 31, 2002 and December 31, 2001 includes an accrual of $3.2 million and $3.0 million, respectively, for environmental matters. The amounts charged against pre-tax earnings related to environmental matters totaled $1.2 million, $1.5 million and $1.8 million in 2002, 2001 and 2000, respectively.

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

Other
The Company has been named as one of many defendants (approximately 90 or more in most cases) in legal actions alleging personal injury from exposure to airborne asbestos. In their suits, the plaintiffs have named as defendants many manufacturers, distributors and repairers of numerous types of equipment or products that involved any asbestos.

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

As of December 31, 2002, the Company has obtained dismissal by stipulation, or summary judgment prior to trial, in all cases that have proceeded to trial (approximately 648 dismissals). The Company has not paid any amounts in settlement of these cases, with the exception of two settlements totaling less than $10,000 paid by the insurance company prior to 1998. The Company’s insurance carrier has paid all legal costs and expenses to date. The Company has liability insurance coverage available under various primary and excess policies that the Company believes will be available if necessary to substantially cover any liability that might ultimately be incurred on these claims.

As of December 31, 2002, there were approximately 32,220 open personal injury claims of which approximately 7,520 were filed in the quarter ended December 31, 2002. Approximately 24,995 of these cases are filed in the New York state court for New York County. Almost all of these complaints contain a standard claim for damages of $20 million or $25 million against the approximately 90 defendants, regardless of the individual’s alleged medical condition, and without identifying any product of the Company. Approximately 6,925 of these cases are filed in the state courts of various counties in Mississippi. Almost all of these complaints contain a standard claim for an unstated amount of damages against the numerous defendants (typically 240 to 270), without identifying any product of the Company. The other claims totaling approximately 300 are filed in various counties in a number of state courts, and in U.S. Federal District Court for the Eastern District of Pennsylvania, and the complaints assert lesser amounts than the New York County cases or do not state any amount claimed.

In view of the current litigation climate, which as of yet has not been sufficiently addressed either politically or legally, the Company expects to continue to receive further claims. However, there were developments during the fourth quarter of 2002 that could have a favorable effect for the Company regarding pending and future claims in New York County, and future claims in Mississippi. In December 2002, the court in New York County issued an order which created a Deferred Docket for all pending and future asbestos claims of plaintiffs who do not meet minimum criteria for discernible physical impairment, and an Active Docket for plaintiffs who meet the minimum criteria. Each claim on the Deferred Docket will remain inactive unless the plaintiff can show to the court impairment which meets the minimum criteria for placement on the Active Docket. The list of claims placed on the Deferred Docket is scheduled to be issued in May 2003. The Company expects that a substantial majority of the 24,995 claims against it in New York County will be placed on the Deferred Docket. Also, in the fourth quarter of 2002, Mississippi enacted tort reform legislation that made changes in the law favorable to the Company’s defense, which will apply to all cases filed on or after January 1, 2003. Almost all of the approximately 6,925 claims pending against the Company in Mississippi were filed in the fourth quarter of 2002, in advance of this more restrictive legislation taking effect.

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

11.  Capital Stock

The authorized capital stock consists of 150,000,000 shares of common stock and 4,000,000 shares of preferred stock, both having a par value of $1.25 per share. The preferred stock is issuable in series with terms as fixed by the Board of Directors. None of the preferred stock has been issued. On June 24, 1997, the Company adopted a revised Shareholder Rights Plan. Under the new Plan, the Board declared a dividend to shareholders of record on September 28, 1997, of one right for each share of common stock. The rights may only be exercised if, among other things, a person or group has acquired 15% or more, or intends to commence a tender offer for 20% or more, of the Company’s common stock. Each right entitles the holder to purchase 1/100th share of a new Harsco Junior Participating Cumulative Preferred Stock

at an exercise price of $150. Once the rights become exercisable, if any person acquires 20% or more of the Company’s common stock, the holder of a right will be entitled to receive common stock calculated to have a value of two times the exercise price of the right. The rights, which expire on September 28, 2007, do not have voting power, and may be redeemed by the Company at a price of $.05 per right at any time until the 10th business day following public announcement that a person or group has accumulated 15% or more of the Company’s common stock. At December 31, 2002, 750,000 shares of $1.25 par value preferred stock were reserved for issuance upon exercise of the rights.

The Board of Directors has authorized the repurchase of shares as follows:

	No. of Shares Authorized	No. of Shares	Remaining No. of Shares
	to be Purchased	Purchased	Authorized for Purchase

2000	856,354	351,200	505,154
2001	505,154	6,000	499,154
2002	499,154	—	499,154

In January 2003, the Board of Directors extended the share purchase authorization through January 31, 2004 for the 499,154 shares still remaining from the original authorization.

In 2002 and 2001, additional issuances of 5,174 shares and 10,695 shares, respectively, net of purchases, were made for SGB stock option exercises and employee service awards. In 2000, additional share purchases of 3,520, net of issuances, were made principally as part of the 1995 Executive Compensation Plan.

The following chart summarizes the Company’s common stock:

Balances Outstanding	Shares Issued	Treasury Shares	Shares

December 31, 2000	66,309,651	26,504,479	39,805,172
December 31, 2001	66,484,633	26,499,784	39,984,849
December 31, 2002	67,034,010	26,494,610	40,539,400

The following is a reconciliation of the average shares of common stock used to compute basic earnings per common share to the shares used to compute diluted earnings per common share as shown on the Consolidated Statement of Income:

(Amounts in thousands, except per share data)	2002	2001	2000

Income from continuing operations	$88,410	$74,642	$94,343

Average shares of common stock outstanding used to compute	40,360	39,876	39,964
basic earnings per common share
Additional common shares to be issued assuming exercise of
stock options, net of shares assumed reacquired	320	190	58

Shares used to compute dilutive effect of stock options	40,680	40,066	40,022

Basic earnings per common share from continuing operations	$2.19	$1.87	$2.36

Diluted earnings per common share from continuing operations	$2.17	$1.86	$2.36

Options to purchase 1,369,954 shares, 416,856 shares and 1,555,212 shares were outstanding at December 31, 2002, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share because the effect was antidilutive.

12.  Stock-Based Compensation

The fair value of stock options granted during 2002, 2001 and 2000 is estimated on the date of grant using the binomial option pricing model. The Company discloses the pro forma effect of accounting for stock options under the fair value method in Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data.” The weighted-average assumptions used and the estimated fair value are as follows:

	2002		2001		2000

Expected term	5 year	s	4 year	s	4 year	s
Expected stock volatility	35.2%		36.6%		30.5%
Risk-free interest rate	4.24%		4.96%		6.44%
Dividend	$1.00		$.96		$.94
Rate of dividend increase	3.25%		5%		5%
Fair value	$9.48		$6.83		$7.13

The Company has granted stock options to officers, certain key employees and directors for the purchase of its common stock under two shareholder-approved plans. The 1995 Executive Incentive Compensation Plan authorizes the issuance of up to 4,000,000 shares of the Company’s common stock for use in paying incentive compensation awards in the form of stock options. The 1995 Non-Employee Directors’ Stock Plan authorizes the issuance of up to 300,000 shares of the Company’s common stock for stock option awards. Options are granted at fair market value at date of grant and become exercisable commencing two years later for options issued under the 1995 Executive Incentive Compensation Plan and one year later for options issued under the 1995 Non-Employee Directors’ Stock Plan. All options granted before 2002 were granted with a one year vesting period. The options expire ten years from the date of grant. Upon shareholder approval of these two plans in 1995, the Company terminated the use of the 1986 Stock Option Plan for granting of stock option awards. At December 31, 2002, there were 1,215,121 and 176,000 shares available for granting stock options under the 1995 Executive Incentive Compensation Plan and the 1995 Non-Employee Directors’ Stock Plan, respectively.

Changes during 2002, 2001 and 2000 in options outstanding were:

	Shares	Weighted Average
	Under Option	Exercise Price

Outstanding, January 1, 2000	1,336,604	$28.97
Granted	539,247 (a)	28.18
Exercised	(88,107)	22.11
Terminated and expired	(105,052)	33.01

Outstanding, December 31, 2000	1,682,692	29.18
Granted	726,240	25.69
Exercised	(187,693)	25.00
Terminated and expired	(85,424)	30.28

Outstanding, December 31, 2001	2,135,815	28.31
Granted	614,237	32.93
Exercised	(552,101)	25.38
Terminated and expired	(74,838)	33.09

Outstanding, December 31, 2002	2,123,113	$30.30

(a)

Included in the 2000 grant are 61,097 options granted to SGB key employees as part of the Company’s acquisition of SGB. These options are not a part of the 1995 Executive Incentive Compensation Plan, or the 1995 Non-Employee Directors’ Stock Plan.

Options to purchase 1,536,411 shares, 1,429,087 shares and 1,162,947 shares were exercisable at December 31, 2002, 2001 and 2000, respectively. The following table summarizes information concerning outstanding and exercisable options at December 31, 2002.

	Options Outstanding			Options Exercisable

Range of		Remaining	Weighted		Weighted
Exercisable	Number	Contractual Life	Average	Number	Average
Prices	Outstanding	In Years	Exercise Price	Exercisable	Exercise Price

$18.43 - $ 27.52	739,159	7.2	$25.64	725,999	$25.63
27.93 - 32.65	941,558	7.9	31.14	392,776	29.07
32.81 - 46.16	442,396	4.8	36.31	417,636	36.11

	2,123,113			1,536,411

During 2002, the Company did not have any non-cash transactions related to stock option exercises.

During both 2001 and 2000, the Company had non-cash transactions related to stock option exercises of $0.1 million whereby old shares were exchanged for new shares.

13.  Financial Instruments

Off-Balance Sheet Risk
As collateral for the Company’s performance and to insurers, the Company is contingently liable under standby letters of credit and bonds in the amount of $193.7 million and $181.3 million at December 31, 2002 and 2001, respectively. These standby letters of credit and bonds are generally in force for up to three years. Certain issues have expiration dates beyond three years or no scheduled expiration date. The Company pays fees to various banks and insurance companies that range from 0.17 to 1.9 percent per annum of their face value. If the Company were required to obtain replacement standby letters of credit and bonds as of December 31, 2002 for those currently outstanding, it is the Company’s opinion that the replacement costs would not vary significantly from the present fee structure.

The Company generally has currency exposures in 43 countries. The Company’s primary foreign currency exposures during 2002 were in the United Kingdom, European Economic and Monetary Union countries, Brazil and South Africa.

Off-Balance Sheet Risk – Third Party Guarantees
The Company guarantees the debt of certain third parties in its international operations. These guarantees are provided to enable the third parties to obtain financing of their operations. In return for these guarantees, other management services and the use of one of the Company’s trade names, the Company receives fifty percent of the profits from these operations. These guarantees are renewed on an annual basis and the Company would only be required to perform under the guarantee if the third parties default on their debt. The maximum potential amount of future payments (undiscounted) related to these guarantees was $2.9 million and $3.0 million at December 31, 2002 and 2001, respectively. There is no recognition of this potential future payment in the accompanying financial statements as the Company believes the potential for making these payments is remote. In accordance with FIN 45, the Company will recognize a liability for the fair value of these guarantees when they renew during 2003.

Off-Balance Sheet Risk – Unconditional Purchase Commitments
The Company entered into an unconditional purchase commitment during 2001 for scaffolding equipment that can be used by the Company for either rental or sale. This commitment is not recorded on the Company’s Balance Sheet. The Company purchased $15.4 million and $14.1 million of equipment under this commitment during 2002 and 2001, respectively. The future obligations (undiscounted) of the Company under this commitment are as follows:

(In thousands)

2003	$10,732
2004	7,512
2005	2,146

Derivative Instruments and Hedging Activities
The Company has several hedges of net investment recorded in accordance with SFAS 133. The Company recorded a debit of $12.1 million and $1.1 million during 2002 and 2001, respectively, in the foreign currency translation adjustments line of other comprehensive income (expense) related to hedges of net investments.

At December 31, 2002 and 2001, the Company had $2.9 million and $1.8 million contracted amounts, respectively, of foreign currency forward exchange contracts outstanding. These contracts are part of a worldwide program to minimize foreign currency exchange operating income and balance sheet exposure. The unsecured contracts mature within six months and are with major financial institutions. The Company may be exposed to credit loss in the event of non-performance by the other parties to the contracts. The Company evaluates the credit worthiness of the counterparties’ financial condition and does not expect default by the counterparties. Foreign currency forward exchange contracts are used to hedge commitments, such as foreign currency debt, firm purchase commitments and foreign currency cash flows for certain export sales transactions.

Subsequent to December 31, 2002, the Company entered into a 25 million British pound sterling ($40 million) forward contract to hedge a net liability exposure in the U.K. This forward contract will mature in April 2003, at which point the Company’s exposure will be reassessed and a new contract will be executed to the extent necessary.

The following tables summarize by major currency the contractual amounts of the Company’s forward exchange contracts in U.S. dollars as of December 31, 2002 and 2001. The “Buy” amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the “Sell” amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies.

(In thousands)	As of December 31, 2002

		U.S. Dollar		Recognized
	Type	Equivalent	Maturity	Gain (Loss)

Forward exchange contracts:
British pounds	Buy	$1,770	Various in 2003	$(53)
Euros	Buy	220	January 7, 2003	15
South African rand	Sell	927	Various in 2003	(73)
Euros	Sell	2	January 7, 2003	—

		$2,919		$(111)

At December 31, 2002, the Company held forward exchange contracts in British pounds, euros and South African rand which were used to offset certain future payments between the Company and its various subsidiaries or vendors. The Company did not elect to treat these contracts as hedges under SFAS 133 and so mark to market gains and losses were recognized in income. The Company did not have any material cash flow or fair value hedge transactions to be accounted for under SFAS 133 as of December 31, 2002.

(In thousands)	As of December 31, 2001

		U.S. Dollar		Recognized
	Type	Equivalent	Maturity	Gain (Loss)

Forward exchange contracts:
British pounds	Buy	$1,720	Various in 2002	$13
British pounds	Sell	$130	January 10, 2002	$(5)

		$1,850		$8

At December 31, 2001, the Company held forward exchange contracts in British pounds, which were used to offset certain future payments between the Company and its various subsidiaries. The Company did not elect to treat these contracts as hedges under SFAS 133 and so mark to market gains and losses were recognized in income.

Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, investments and accounts receivable. The Company places its cash and cash equivalents with high quality financial institutions and, by policy, limits the amount of credit exposure to any one institution. Concentrations of credit risk with respect to accounts receivable are limited due to the Company’s large number of customers and their dispersion across different industries and geographies. The Company generally does not require collateral or other security to support customer receivables.

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

Foreign currency exchange contracts The fair value of foreign currency exchange contracts are estimated by obtaining quotes from brokers.

The carrying amounts and estimated fair values of the Company’s financial instruments as of December 31, 2002 and 2001 are as follows:

(In thousands)	2002		2001 (a)

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	$70,132	$70,132	$67,407	$67,407
Long-term debt including current maturities	617,308	653,144	732,555	738,158
Foreign currency exchange contracts	2,919	2,808	1,850	1,858

(a)

In order to comply with the Financial Accounting Standards Board (FASB) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” 2001 information has been reclassified for comparative purposes.

14.  Information by Segment and Geographic Area

The Company reports information about its operating segments using the “management approach” in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This approach is based on the way management organizes the segments within the enterprise for making operating decisions and assessing performance. The Company’s reportable segments are identified based upon differences in products, services and markets served.

Due to reorganization changes, the Company has adopted a new segment reporting structure for its operations as of December 31, 2002. Prior year information has been restated to reflect those changes. The Company’s business units are aggregated into three reportable segments and an “all other” category labeled Other Infrastructure Products and Services. These segments and the type of products and services offered include the following:

Mill Services
This segment provides mill services, principally for the global steel industry. Mill services include slag processing, marketing and disposal; metal reclamation; slab management systems; materials handling and scrap management programs; in-plant transportation; and a variety of other services. Similar services are provided to non-ferrous metallurgical industries, such as aluminum, nickel and copper.

Access Services
Major products and services include the rental and sales of scaffolding, powered access equipment, shoring and concrete forming products as well as erection and dismantling services and a variety of other access equipment services.

Products and services are provided to the oil, chemical and petrochemical industries; commercial and industrial construction firms; public utilities; industrial plants; and infrastructure repair and maintenance markets.

Gas and Fluid Control
Major products and services are gas containment cylinders and tanks including natural gas vehicle (NGV) fuel tanks; cryogenic equipment; valves, regulators and gauges, for scuba and life support equipment; and air-cooled heat exchangers.

Major customers include various industrial markets; petrochemical sectors; natural gas and process industries; propane, compressed gas, life support, scuba and refrigerant gas industries; gas equipment companies; welding distributors; medical laboratories; beverage carbonation users; and the animal husbandry industry.

Other Infrastructure Products and Services
Major products and services include granules for asphalt roofing shingles and slag abrasives for industrial surface preparation derived from coal slag; railway track maintenance equipment and services; industrial grating; and process equipment, including industrial blenders, dryers, mixers, water heaters and boilers.

Major customers include asphalt roofing manufacturers; private and government-owned railroads worldwide; urban mass transit operators; and industrial plants. Other customers include the chemical, food processing and pharmaceutical industries; and the institutional building and retrofit markets.

Other Information
The measurement basis of segment profit or loss is operating income. Sales of the Company in the United States and the United Kingdom exceed 10% of consolidated sales with 46% and 21%, respectively, in 2002; 50% and 19%, respectively, in 2001; and 56% and 15%, respectively, in 2000. No single customer represented 10% or more of the Company’s sales during 2002, 2001, or 2000. There are no significant inter-segment sales.

Corporate assets include principally cash, investments, prepaid pension costs and United States deferred taxes. Assets in the United Kingdom represent 30% of total segment assets as of December 31, 2002, and 28% of total segment assets as of December 31, 2001, and are disclosed separately in the geographic area information.

Segment Information (a)

	Twelve Months Ended

	December 31, 2002		December 31, 2001 (b)		December 31, 2000 (b)
		Operating		Operating		Operating
(In millions)	Sales (c)	Income (d)	Sales (c)	Income (d)	Sales (c)	Income (d)

Mill Services	$696.8	$73.5	$664.7	$57.5	$694.8	$81.3
Access Services	587.9	41.7	583.4	59.1	382.3	43.1
Gas and Fluid Control	350.6	23.0	400.1	24.3	437.6	38.8
Other Infrastructure Products and
Services	341.4	37.6	377.0	23.1	390.0	28.9
General Corporate	—	0.2	—	3.7	—	(1.3)

Consolidated Totals	$1,976.7	$176.0	$2,025.2	$167.7	$1,904.7	$190.8

(a)	Segment information for prior periods has been reclassified to conform with the current presentation.
(b)

In order to comply with the Financial Accounting Standards Board (FASB) Statement No. 144, “Accounting for the Impairment Disposal of Long-Lived Assets,” 2001 and 2000 information has been reclassified for comparative purposes.

(c)	Sales from continuing operations to unaffiliated customers.
(d)	Operating income (loss) from continuing operations.

Reconciliation of Segment Operating Income to Consolidated Income Before Income Taxes and Minority Interest

	Twelve Months Ended

	December 31	December 31	December 31
(In millions)	2002	2001 (a)	2000 (a)

Operating income from continuing operations	$176.0	$167.7	$190.8
Equity in income (loss) of affiliates, net	0.3	(1.8)	(2.0)
Interest Income	3.7	5.6	6.0
Interest Expense	(43.3)	(53.2)	(50.1)

Income from continuing operations before income taxes and	$136.7	$118.3	$144.7
minority interest

(a)

In order to comply with the Financial Accounting Standards Board (FASB) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” 2001 and 2000 information has been reclassified for comparative purposes.

Segment Information (a)

				Depreciation and
	Assets (b)			Amortization (c)			Capital Expenditures (d)

(In millions)	2002	2001	2000	2002	2001	2000	2002	2001	2000

Mill Services	$766.8	$806.6	$844.3	$86.2	$93.7	$92.8	$62.5	$77.5	$112.3
Access Services	685.4	646.5	677.1	37.4	41.6	23.7	34.3	47.6	43.0
Gas and Fluid Control	248.1	292.5	306.8	15.0	19.6	19.6	8.7	13.6	9.2
Other Infrastructure
Products and Services	216.5	260.0	291.4	15.8	20.3	19.2	8.4	17.1	15.2

Subtotal	1,916.8	2,005.6	2,119.6	154.4	175.2	155.3	113.9	155.8	179.7
Corporate	82.5	85.2	61.3	1.3	1.3	3.8	0.4	0.3	0.3

Total	$1,999.3	$2,090.8	$2,180.9	$155.7	$176.5	$159.1	$114.3	$156.1	$180.0

(a)	Segment information for prior periods has been reclassified to conform with the current presentation.
(b)	Assets from discontinued operations of $1.3 million, $22.5 million and $26.8 million in 2002, 2001 and 2000, respectively, are included in the Gas and Fluid Control Segment.
(c)	Depreciation and amortization from discontinued operations of $0.5 million, $1.8 million and $2.0 million in 2002, 2001 and 2000, respectively, are included in the Gas and Fluid Control Segment.
(d)	Capital Expenditures from discontinued operations of $0.6 million, $2.3 million and $1.2 million in 2002, 2001 and 2000, respectively, are included in the Gas and Fluid Control Segment.

Information by Geographic Area (a)

Geographic Area	Sales to Unaffiliated Customers			Segment Assets

(In millions)	2002	2001 (b)	2000 (b)	2002	2001	2000

United States	$903.2	$1,007.2	$1,058.7	$692.1	$745.4	$810.6
United Kingdom	405.7	389.8	287.0	579.9	565.3	558.6
All Other	667.8	628.2	559.0	644.8	694.9	750.4

Segment Totals	$1,976.7	$2,025.2	$1,904.7	$1,916.8	$2,005.6	$2,119.6

(a)	Revenues are attributed to individual countries based on the location of the facility generating the revenue.
(b)

In order to comply with the Financial Accounting Standards Board (FASB) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” 2001 and 2000 information has been reclassified for comparative purposes.

15.  Other (Income) and Expenses

In the years 2002, 2001 and 2000, the Company recorded pre-tax Other (income) and expenses from continuing operations of $3.5 million, $22.8 million and $2.0 million, respectively:

	Other (Income) and Expenses

(In thousands)	2002	2001 (a)	2000 (a)

Net gains	$(7,091)	$(6,880)	$(3,312)
Impaired asset write-downs	204	15,181	1,876
Employee termination benefit costs	7,140	10,135	3,501
Costs to exit activities	1,934	2,584	593
Other expense (income)	1,286	1,766	(661)

Total	$3,473	$22,786	$1,997

(a)

In order to comply with the Financial Accounting Standards Board (FASB) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” 2001 information has been reclassified for comparative purposes.

Net Gains
Net gains are recorded from the sales of redundant properties (primarily land, buildings and related equipment) and non-core assets. In 2002, this included $2.2 million in the Access Services Segment as well as $1.9 million for assets of a product line in Other Infrastructure Products and Services. A $2.7 million net gain was also realized from the sale of an equity investment which was part of the Mill Services Segment.

In 2001, net gains on the sale of redundant properties were recorded at the Corporate Headquarters for $2.7 million, in the Gas and Fluid Control Segment for $1.9 million and in the Other Infrastructure Products and Services Segment for $1.0 million. Also included in Other Infrastructure Products and Services was a $0.9 million net gain related to the sale of non-core product lines.

Net gains in 2000 were recorded in all four operating segments. Net gains on the sale of non-core product lines were recorded in the Gas and Fluid Control Segment for $1.5 million and the Mill Services Segment for $0.4 million. Gains on the sale of redundant properties were recorded in Other Infrastructure Products and Services for $0.7 million, the Mill Services Segment for $0.5 million and the Access Services Segment for $0.2 million.

Cash proceeds associated with these gains are included in Proceeds from the sale of assets in the investing activities section of the Consolidated Statement of Cash Flows.

Impaired Asset Write-downs
Impaired asset write-downs in 2001 include principally valuation reserves recorded for certain investments in property, plant and equipment. This includes a pre-tax write down of $9.8 million in Other Infrastructure Products and Services of which $8.0 million relates to an underperforming plant in the United States associated with the Company’s roofing granules business. The plant was sold in 2002. In addition, $4.8 million in the Mill Services Segment relates to fixed plant and equipment associated with steel mill customers which filed for reorganization proceedings under local laws in principally the United States and Asia. Also, during 2001, $0.6 million of impaired asset write-downs were recorded by the Gas and Fluid Control Segment.

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

During 2002, $7.1 million of expense related to employee termination benefits was incurred in the Mill Services and Access Services Segments and Other Infrastructure Products and Services, for $3.6 million, $1.7 million and $1.3 million, respectively. These terminations were principally in Europe and the United States.

During 2001, $10.1 million of expense related to employee termination benefits was incurred primarily in the Mill Services and Gas and Fluid Control Segments for $4.8 million and $3.6 million, respectively. These terminations were principally in Europe and the United States.

During 2000, $3.5 million of employee termination benefit costs were incurred, principally in the Mill Services Segment, primarily in Europe. Additionally, employee termination benefit costs were incurred in the United States in the Gas and Fluid Control Segment as well as at Corporate Headquarters.

The payments for employee termination benefit costs are reflected as uses of operating cash in the Consolidated Statement of Cash Flows.

Employee Termination Benefit Costs and Payments Associated with Continuing Operations

(In millions)	Summary of Activity

Original reorganization action period	2002	2001	2000

Employee termination benefits expense	$7.1	$10.1	$3.5

Payments: (a)
In 2000	—	—	(2.9)
In 2001	—	(6.1)	(0.9)
In 2002	(4.4)	(2.0)	—

Total payments	(4.4)	(8.1)	(3.8)

Other	—	0.1	0.3

Remaining payments as of December 31, 2002	$2.7 (b)	$2.1 (c)	$—

(a)	Payments are categorized according to the original reorganization action period to which they relate (2002, 2001 or 2000).
(b)	Remaining payments are expected to be completed by December 2003.
(c)	Remaining payments relate principally to a reorganization in Germany that commenced in December 2001. Final payments are expected to be completed by June 2003.

Employee Terminations – Number of Employees

	Summary of Activity

Original reorganization action period	2002	2001	2000

Employees affected by new reorganization actions	$668	$799	$201

Employee terminations:
In 2000	—	—	(197)
In 2001	—	(647)	(4)
In 2002	(563)	(93)	—

Total terminations	(563)	(740)	(201)

Other	—	—	—

Remaining terminations as of December 31, 2002	105	59	—

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

During 2002, $1.9 million of exit costs were incurred. These were incurred principally in the Mill Services Segment.

During 2001, $2.6 million of exit costs were incurred. These were incurred principally in the Gas and Fluid Control and Mill Services Segments.

Two-Year Summary of Quarterly Results
(Unaudited)

(In millions, except per share amounts)	2002

Quarterly	First	Second (a)	Third	Fourth

Sales	$458.6	$510.3	$510.5	$497.3
Gross profit (b)	114.1	131.5	126.8	122.6
Net income	14.2	26.2	25.7	24.1
Diluted earnings per share	.35	.64	.63	.59

(In millions, except per share amounts)	2001 (c)

Quarterly	First	Second (a)	Third	Fourth
Sales	$505.0	$510.1	$510.3	$499.7
Gross profit (b)	119.9	131.8	127.9	129.1
Net income	10.1	24.7	26.8	10.0
Diluted earnings per share	.25	.62	.67	.25

(a)

Sales and Gross profit have been reclassified to include the results of IKG Industries that were originally classified as discontinued operations as of June 30, 2002. Due to management’s decision not to sell this business, it is no longer classified as discontinued operations.

(b)	Gross profit is defined as Sales less costs and expenses associated directly with or allocated to products sold or services rendered.
(c)

In order to comply with the Financial Accounting Standards Board (FASB) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” 2001 information has been reclassified for comparative purposes.

Common Stock Price and Dividend Information
(Unaudited)

	Market Price Per Share		Dividends Declared
	High	Low	Per Share

2002
First Quarter	$39.76	$32.00	$.25
Second Quarter	44.48	34.32	.25
Third Quarter	38.39	25.75	.25
Fourth Quarter	32.28	24.20	.2625

2001
First Quarter	$28.48	$23.60	$.24
Second Quarter	29.25	23.71	.24
Third Quarter	36.00	25.85	.24
Fourth Quarter	35.00	29.40	.25

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). Other information required by this Item is incorporated by reference to the sections entitled “Director Information” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the 2003 Proxy Statement.

Item 11.  Executive Compensation

Information regarding compensation of executive officers and directors is incorporated by reference to the sections entitled “Board Compensation Committee Report on Executive Compensation,” “Executive Compensation and Other Information,” “Stock Options,” “Options Exercises and Holdings,” “Stock Performance Graph,” “Retirement Plans,” “Employment Agreements with Officers of the Company” and “Directors’ Compensation” of the 2003 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the sections entitled “Share Ownership of Certain Beneficial Owners” and “Share Ownership of Management” of the 2003 Proxy Statement.

Equity Compensation Plan Information
The Company maintains the 1995 Executive Incentive Compensation Plan and the 1995 Non-Employee Directors’ Stock Plan, which allow the Company to grant equity awards to eligible persons. Upon shareholder approval of these two plans in 1995, the Company terminated the use of the 1986 Stock Option Plan for granting stock option awards.

The Company also assumed options under the SGB Group Plc Discretionary Share Option Plan 1997 (the “SGB Plan”) upon Harsco’s acquisition of SGB Group Plc (“SGB”) in 2000. At the time of the acquisition, various employees of the U.K.–based SGB held previously granted stock options under the SGB Plan. Harsco authorized the issuance of Harsco common stock to fulfill these SGB Plan stock options upon exercise from time to time. Harsco has not made any additional stock option grants under the SGB Plan since the acquisition and will not make any further grants in the future.

The following table gives information about equity awards under these plans as of December 31, 2002. All securities referred to are shares of Harsco common stock.

	(a)	(b)	(c)
Number of securities
remaining available for
	Number of securities to be	Weighted-average exercise	future issuance under
	issued upon exercise of	price of outstanding	equity compensation plans
	outstanding options,	options, warrants and	(excluding securities
Plan category	warrants and rights	rights	reflected in column (a))

Equity compensation plans	2,080,175	$30.30	1,391,121
approved by security
holders (1)

Equity compensation plans not
approved by security
holders	42,938(2)	$30.52(3)	—

Total	2,123,113	$30.30	1,391,121

(1)	Plans include the 1986 Stock Option Plan as amended, the 1995 Executive Incentive Compensation Plan as amended and the 1995 Non-Employee Directors’ Stock Plan.
(2)

Represents the shares of Harsco common stock issuable as replacement option shares in satisfaction of the exercise of stock options granted by SGB under the SGB Plan as described below. This plan is not a material equity compensation plan of the Company.

(3)	These stock options denominate the exercise price in U.K. pounds sterling. The price shown is translated into U. S. dollars at an exchange rate of $1.6097 effective December 31, 2002.

Description of the Equity Compensation Plan Not Approved by Security Holders

The SGB Group Plc Discretionary Share Option Plan 1997

Upon the acquisition of SGB in June 2000, Harsco authorized the assumption of outstanding options granted under the SGB Plan and the issuance of options (“Harsco Replacement Options”) exercisable for shares of Harsco common stock in exchange for options granted by SGB pursuant to the SGB Plan and exercisable for shares of SGB common stock (“SGB Options”). On June 30, 2000, Harsco commenced an offer (“Option Exchange Offer”) to the holders of SGB Options for an equivalent Harsco Replacement Option. Upon completion of the Option Exchange Offer, each SGB Option exercisable for one SGB share was exchanged for a Harsco Replacement Option exercisable for a fraction, equal to 0.1362, of one share of Harsco common stock. The Company has authorized the issuance of Harsco common stock from treasury or from authorized but unissued shares as necessary to fulfill the terms of the Harsco Replacement Options. The maximum number of shares of Harsco common stock that were issuable upon exercise of the Harsco Replacement Options was 61,097. Only those SGB participants who accepted the Option Exchange Offer and received Harsco Replacement Options were eligible to continue participation in the SGB Plan. SGB Options were granted under the Plan on five different dates prior to the acquisition. The exercise prices of the Harsco Replacement Options vary depending on the original SGB Option date of grant and range from 1145.0 U.K. pence to 2092.0 U.K. pence. The options are exercisable during the period commencing on the third anniversary of the date the original SGB Options were granted and ending on the day before the tenth anniversary of the date the SGB Options were granted. If a participant ceases to be an Eligible Employee (as defined under the Plan), the participant’s Harsco Replacement Options will lapse, except in the event that the participant ceases to be an Eligible Employee due to death or injury, disability, redundancy or retirement.

Item 13.   Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is incorporated by reference to the section entitled “Employment Agreements with Officers of the Company” of the 2003 Proxy Statement.

Item 14.  Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of December 31, 2002. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date of their evaluation.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	(1)	The Consolidated Financial Statements are listed in the index to Item 8, “Financial Statements and Supplementary Data,” on page 29.

(a)	(2)	The following financial statement schedule should be read in conjunction with the Consolidated Financial Statements (see Item 8, “Financial Statements and Supplementary Data”):

Page

Report of Independent Accountants on Financial
Statement Schedule	68

Schedule II - Valuation and Qualifying Accounts for
the years 2002, 2001 and 2000	69

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

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
Harsco Corporation:

Our audits of the consolidated financial statements referred to in our report dated January 30, 2003 appearing on page 30 of this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
January 30, 2003

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
Continuing Operations
(Dollars in thousands)

		COLUMN C	COLUMN D
COLUMN A	COLUMN B	Additions	(Deductions) Additions			COLUMN E
			Due to
	Balance at	Charged to	Currency
	Beginning of	Cost and	Translation			Balance at
Description	Period	Expenses	Adjustments	Other (a)		End of Period

For the year 2002:
Deducted from Receivables:
Uncollectible accounts	$32,495	$6,913	$1,655	$(4,580)		$36,483
Deducted from Inventories:
Inventory valuations	$5,487	$2,514	$467	$(3,927)		$4,541
Other Reorganization and
Valuation Reserves	$19,559	$7,709	$764	$(19,659	)(b)	$8,373

For the year 2001:
Deducted from Receivables:
Uncollectible accounts	$25,873	$12,612	$(495)	$(5,495)		$32,495
Deducted from Inventories:
Inventory valuations	$8,809	$2,916	$(331)	$(5,907)		$5,487
Other Reorganization and
Valuation Reserves	$23,841	$9,135	$(536)	$(12,881)		$19,559

For the year 2000:
Deducted from Receivables:
Uncollectible accounts	$13,175	$3,985	$(493)	$9,206		$25,873
Deducted from Inventories:
Inventory valuations	$10,359	$2,217	$(284)	$(3,483)		$8,809
Other Reorganization and
Valuation Reserves	$16,883	$1,987	$(666)	$5,637		$23,841

(a)	Includes principally the use of previously reserved balances.
(b)	Includes the use of previously reserved Bio-Oxidation balance of $10,377.

69 (a) 3. Listing of Exhibits Filed with Form 10-K

Exhibit
Number	Data Required	Location in 10-K

3(a)	Articles of Incorporation as amended April 24, 1990	Exhibit volume, 1990 10-K

3(b)	Certificate of Amendment of Articles of Incorporation filed June 3, 1997	Exhibit volume, 1999 10-K

3(c)	Certificate of Designation filed September 25, 1997	Exhibit volume, 1997 10-K

3(d)	By-laws as amended April 25, 1990	Exhibit volume, 1990 10-K

4(a)	Harsco Corporation Rights Agreement dated as of September 28, 1997, with Chase Mellon Shareholder Services L.L.C.	Incorporated by reference to Form 8-A, filed September 26, 1997

4(b)	Registration of Preferred Stock Purchase Rights	Incorporated by reference to Form 8-A dated October 2, 1987

4(c)	Current Report on dividend distribution of Preferred Stock Purchase Rights	Incorporated by reference to Form 8-K dated October 13, 1987

4(d)	Debt Securities Registered under Rule 415 (6% Notes)	Incorporated by reference to Form S-3, Registration No. 33-42389 dated August 23, 1991

4(e)	6% 1993 Notes due September 15, 2003 described in Prospectus Supplement dated September 8, 1993 to Form S-3 Registration under Rule 415 dated August 23, 1991	Incorporated by reference to the Prospectus Supplement dated September 8, 1993 to Form S-3, Registration No. 33-42389 dated August 23, 1991

4(f)	Debt and Equity Securities Registered	Incorporated by reference to Form S-3, Registration No. 33-56885 dated December 15, 1994, effective date January 12, 1995

4(g)	Harsco Finance B. V.(pound)200 million, 7.25% Guaranteed Notes due 2010	Exhibit to 10-Q for the period ended September 30, 2000

Material Contracts - Credit and Underwriting Agreements

10(a) (i)	$50,000,000 Facility agreement dated December 15, 2000	Exhibit volume, 2000 10-K

10(a) (ii)	Agreement extending term of $50,000,000 Facility agreement dated December 15, 2000	Exhibit volume, 2001 10-K

10(a) (iii)	Agreement amending term and amount of $50,000,000 Facility agreement dated December 15, 2000	Exhibit volume, 2002 10-K

70

Exhibit
Number	Data Required	Location in 10-K

10(b) (i)	$50,000,000 Facility agreement dated January 12, 2001	Exhibit volume, 2000 10-K

10(b) (ii)	Agreement extending term of $50,000,000 Facility agreement dated January 12, 2001	Exhibit volume, 2001 10-K

10(c)	Commercial Paper Payment Agency Agreement Dated October 1, 2000, Between Salomon Smith Barney Inc. and Harsco Corporation	Exhibit volume, 2000 10-K

10(d)	Commercial Paper Dealer Agreement Dated October 11, 1994, Between Lehman Brothers, Inc. and Harsco Corporation	Exhibit volume, 1994 10-K

10(e)	Issuing and Paying Agency Agreement, Dated October 12, 1994, Between Morgan Guaranty Trust Company of New York and Harsco Corporation	Exhibit volume, 1994 10-K

10(f)	Commercial Paper Agreement with Banque Bruxelles Lambert S.A./Bank Brussel Lambert N.V. dated September 25, 1996	Exhibit to 10-Q for the period ended September 30, 1996

10(g)	364-Day Credit Agreement	Exhibit to 10-Q for the period ended September 30, 2002

10(h)	Five Year Credit Agreement	Exhibit to 10-Q for the period ended September 30, 2000

10(i)	Commercial Paper Dealer Agreement dated June 7, 2001, between Citibank International plc, National Westminster Bank plc, The Royal Bank of Scotland plc and Harsco Finance B.V.	Exhibit to 10-Q for the period ended June 30, 2001

10(i)	Commercial Paper Dealer Agreement dated June 7, 2001, between Citibank International plc, National Westminster Bank plc, The Royal Bank of Scotland plc and Harsco Finance B.V.	Exhibit to 10-Q for the period ended June 30, 2001

10(j)	Commercial Paper Placement Agency Agreement dated November 6, 1998, between Chase Securities, Inc. and Harsco Corporation	Exhibit volume, 1998 10-K

10(w)	Commercial Paper Placement Agency Agreement dated April 12, 2002, between Credit Suisse First Boston Corp. and Harsco Corporation	Exhibit volume, 2002 10-K

Material Contracts - Management Contracts and Compensatory Plans

10(k)	Harsco Corporation Supplemental Retirement Benefit Plan as amended October 4, 2002	Exhibit volume, 2002 10-K

71

Exhibit
Number	Data Required	Location in 10-K

10(l)	Trust Agreement between Harsco Corporation and Dauphin Deposit Bank and Trust Company dated July 1, 1987 relating to the Supplemental Retirement Benefit Plan	Exhibit volume, 1987 10-K

10(m)	Harsco Corporation Supplemental Executive Retirement Plan as amended	Exhibit volume, 1991 10-K

10(n)	Trust Agreement between Harsco Corporation and Dauphin Deposit Bank and Trust Company dated November 22, 1988 relating to the Supplemental Executive Retirement Plan	Exhibit volume, 1988 10-K

10(o) (i)	1995 Executive Incentive Compensation Plan	Proxy Statement dated March 22, 1995 on Exhibit A pages A-1 through A-12

10(o) (ii)	Amendment to 1995 Incentive Compensation Plan	Proxy Statement dated March 23, 1998 on page 23

10(o) (iii)	Amendment to 1995 Incentive Compensation Plan	Proxy Statement dated March 21, 2001 on page 26

10(p)	Authorization, Terms and Conditions of the Annual Incentive Awards, as amended and Restated November 15, 2001, under the 1995 Executive Incentive Compensation Plan	Exhibit volume, 2001 10-K

10(u)	Harsco Corporation Deferred Compensation Plan for Non-Employee Directors, as amended and restated November 19, 2002	Exhibit volume, 2002 10-K

10(v)	Harsco Corporation 1995 Non-Employee Directors' Stock Plan	Proxy Statement dated March 22, 1995 on Exhibit B pages B-1 through B-6

Employment Agreements -

10(q)	D. C. Hathaway	Exhibit volume, 1989 10-K Uniform agreement, the same as shown for J. J. Burdge

"	G. D. H. Butler	" "

"	P. C. Coppock	" "

"	S. D. Fazzolari	" "

"	R. W. Kaplan	" "

10(r)	Special Supplemental Retirement Benefit Agreement for D. C. Hathaway	Exhibit Volume, 1988 10-K

72

Exhibit
Number	Data Required	Location in 10-K

Director Indemnity Agreements -

10(t)	A. J. Sordoni, III	Exhibit volume, 1989 10-K Uniform agreement, same as shown for J. J. Burdge

"	R. C. Wilburn	" "

"	J. I. Scheiner	" "

"	C. F. Scanlan	" "

"	J. J. Jasinowski	" "

"	J. P. Viviano	" "

"	D. H. Pierce	" "

"	I. C. Strachan	" "

12	Computation of Ratios of Earnings to Fixed Charges	Exhibit volume, 2002 10-K

21	Subsidiaries of the Registrant	Exhibit volume, 2002 10-K

23	Consent of Independent Accountants	Exhibit volume, 2002 10-K

99(a)	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit volume, 2002 10-K

99(b)	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit volume, 2002 10-K

Exhibits other than those listed above are omitted for the reason that they are either not applicable or not material.

The foregoing Exhibits are available from the Secretary of the Company upon receipt of a fee of $10 to cover the Company’s reasonable cost of providing copies of such Exhibits.

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended December 31, 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARSCO CORPORATION

Date 3-20-03	By /s/ SALVATORE D. FAZZOLARI

Salvatore D. Fazzolari
Senior Vice President, Chief Financial Officer and Treasurer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DEREK C. HATHAWAY (Derek C. Hathaway)	Chairman, President and Chief Executive Officer	3-20-03

/s/ GEOFFREY D. H. BUTLER (Geoffrey D. H. Butler)	Senior Vice President — Operations and Director	3-20-03

/s/ SALVATORE D. FAZZOLARI (Salvatore D. Fazzolari)	Senior Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial Officer)	3-20-03

/s/ STEPHEN J. SCHNOOR (Stephen J. Schnoor)	Vice President and Controller (Principal Accounting Officer)	3-20-03

/s/ JERRY J. JASINOWSKI (Jerry J. Jasinowski)	Director	3-20-03

/s/ D. HOWARD PIERCE (D. Howard Pierce)	Director	3-20-03

/s/ CAROLYN F. SCANLAN (Carolyn F. Scanlan)	Director	3-20-03

/s/ JAMES I. SCHEINER (James I. Scheiner)	Director	3-20-03

/s/ ANDREW J. SORDONI III (Andrew J. Sordoni III)	Director	3-20-03

/s/ IAN C. STRACHAN (Ian C. Strachan)	Director	3-20-03

/s/ JOSEPH P. VIVIANO (Joseph P. Viviano)	Director	3-20-03

/s/ DR. ROBERT C. WILBURN (Dr. Robert C. Wilburn)	Director	3-20-03
74 CERTIFICATIONS I, Derek C. Hathaway, certify that:

1.	I have reviewed this annual report on Form 10-K of Harsco Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Derek C. Hathaway Derek C. Hathaway Chief Executive Officer March 20, 2003 75 CERTIFICATIONS I, Salvatore D. Fazzolari, certify that:

1.	I have reviewed this annual report on Form 10-K of Harsco Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Salvatore D. Fazzolari Salvatore D. Fazzolari Chief Financial Officer March 20, 2003 76