Form 10-Q
period 2003-03-31
HARSCO CORP
filed 2003-05-12
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

YES     ☒              NO    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES    ☒             NO    ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2003
Common stock, par value $1.25 per share	40,561,713

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended
	March 31
(In thousands, except per share amounts)	2003	2002

Revenues from continuing operations:
Service sales	$347,603	$309,868
Product sales	140,299	148,735

Total revenues	487,902	458,603

Costs and expenses from continuing operations:
Cost of services sold	261,737	227,187
Cost of products sold	113,937	117,330
Selling, general and administrative expenses	80,512	78,394
Research and development expenses	872	857
Other expenses	938	1,335

Total costs and expenses	457,996	425,103

Operating income from continuing operations	29,906	33,500
Equity in income of affiliates, net	162	205
Interest income	697	1,363
Interest expense	(10,267)	(11,226)

Income from continuing operations before income taxes and
minority interest	20,498	23,842
Income tax expense	(6,350)	(7,392)

Income from continuing operations before minority interest	14,148	16,450
Minority interest in net income	(1,678)	(1,445)

Income from continuing operations	12,470	15,005

Discontinued Operations:
Loss from operations of discontinued business	(212)	(1,319)
Gain on disposal of discontinued business	295	—
Income tax benefit (expense)	(30)	475

Income (loss) from discontinued operations	53	(844)

Net Income	$12,523	$14,161

Average shares of common stock outstanding	40,543	40,041
Basic earnings (loss) per common share:
Continuing operations	$.31	$.37
Discontinued operations	—	(.02)

Basic earnings per common share	$.31	$.35

Diluted average shares of common stock outstanding	40,654	40,535
Diluted earnings (loss) per common share:
Continuing operations	$.31	$.37
Discontinued operations	—	(.02)

Diluted earnings per common share	$.31	$.35

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31	December 31
(In thousands)	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$90,210	$70,132
Accounts receivable, net	411,290	388,872
Inventories	188,974	181,712
Other current assets	56,768	61,686

Total current assets	747,242	702,402

Property, plant and equipment, net	799,475	807,935
Goodwill, net	374,542	377,220
Other assets	92,030	102,493
Assets held for sale	2,139	9,247

Total assets	$2,015,428	$1,999,297

LIABILITIES
Current liabilities:
Short-term borrowings	$16,594	$22,362
Current maturities of long-term debt	10,396	11,695
Accounts payable	161,384	166,871
Accrued compensation	34,530	39,456
Income taxes	45,657	43,411
Dividends payable	10,644	10,642
Other current liabilities	186,545	179,413

Total current liabilities	465,750	473,850

Long-term debt	624,513	605,613
Deferred income taxes	61,342	62,096
Insurance liabilities	45,219	44,090
Other liabilities	142,707	167,069
Liabilities associated with assets held for sale	1,910	2,039

Total liabilities	1,341,441	1,354,757

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock	83,803	83,793
Additional paid-in capital	110,847	110,639
Accumulated other comprehensive expense	(215,627)	(242,978)
Retained earnings	1,298,733	1,296,855

	1,277,756	1,248,309
Treasury stock	(603,769)	(603,769)

Total shareholders’ equity	673,987	644,540

Total liabilities and shareholders’ equity	$2,015,428	$1,999,297

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31
(In thousands)	2003	2002

Cash flows from operating activities:
Net income	$12,523	$14,161
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
Depreciation	39,895	37,975
Amortization	373	337
Equity in income of affiliates, net	(162)	(205)
Other, net	507	1,407
Changes in assets and liabilities, net of acquisitions
and dispositions of businesses:
Accounts receivable	(21,624)	(9,319)
Inventories	(7,593)	(12,766)
Accounts payable	(6,089)	(20,713)
Net disbursements related to discontinued defense business	(234)	(291)
Other assets and liabilities	13,580	(1,573)

Net cash provided by operating activities	31,176	9,013

Cash flows from investing activities:
Purchases of property, plant and equipment	(30,181)	(31,255)
Proceeds from sale of assets	12,284	10,464

Net cash used by investing activities	(17,897)	(20,791)

Cash flows from financing activities:
Short-term borrowings, net	(6,540)	(12,563)
Current maturities and long-term debt:
Additions	50,133	61,136
Reductions	(27,219)	(34,583)
Cash dividends paid on common stock	(10,643)	(9,996)
Common stock issued-options	190	3,611
Other financing activities	3	(1,378)

Net cash provided by financing activities	5,924	6,227

Effect of exchange rate changes on cash	875	(1,403)

Net increase (decrease) in cash and cash equivalents	20,078	(6,954)
Cash and cash equivalents at beginning of period	70,132	67,407

Cash and cash equivalents at end of period	$90,210	$60,453

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31
(In thousands)	2003	2002

Net income	$12,523	$14,161

Other comprehensive income (expense):
Foreign currency translation adjustments	4,656	(3,631)
Net losses on cash flow hedging instruments, net of deferred income
taxes	3	(2)
Pension liability adjustments, net of deferred income taxes	22,690	12
Reclassification adjustment for (gain) loss on marketable securities,
net of deferred income taxes included in net income	2	(337)

Other comprehensive income (expense)	27,351	(3,958)

Total comprehensive income	$39,874	$10,203

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

Notes to Consolidated Financial Statements

A.  Opinion of Management

Financial information furnished herein, which is unaudited, in the opinion of management reflects all adjustments (all of which are of a normal recurring nature) that are necessary to present a fair statement of the interim period. This unaudited interim information should be read in conjunction with the Company’s annual Form 10-K filing for the year ended December 31, 2002.

B.  Reclassifications

Certain reclassifications have been made to prior years’ amounts to conform with current year classifications. These reclassifications relate principally to segment information which has been reclassified to conform to the current presentation as described in Note 14, “Information by Segment and Geographic Area,” to the Company’s Form 10-K for the year ended December 31, 2002.

As a result of these reclassifications, certain 2002 amounts presented for comparative purposes will not individually agree with previously filed Forms 10-Q.

C.   Options for Common Stock

The Company’s net income and net income per common share would have been reduced to the pro forma amounts indicated below if compensation cost for the Company’s stock option plan had been determined based on the fair value at the grant date for awards in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123).

	Three Months Ended
	March 31
(In thousands, except per share)	2003	2002

Net income:
As reported	$12,523	$14,161
Compensation expense (a)	(481)	(654)

Pro forma	$12,042	$13,507

Basic earnings per share:
As reported	$.31	$.35
Pro forma	.30	.34
Diluted earnings per share:
As reported	.31	.35
Pro forma	.30	.33

(a)	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

D.   Review of Operations by Segment

	Three Months Ended		Three Months Ended
	March 31, 2003		March 31, 2002
		Operating		Operating
(In millions)	Sales (a)	Income (b)	Sales (a)	Income (b)

Mill Services Segment	$188.3	$16.7	$161.1	$14.7
Access Services Segment	147.4	4.6	133.5	8.0
Gas and Fluid Control Segment	76.1	3.0	82.5	4.3

Segment Totals	411.8	24.3	377.1	27.0
Other Infrastructure Products and Services	76.1	4.2	81.5	6.2
General Corporate	—	1.4	—	0.3

Consolidated Totals	$487.9	$29.9	$458.6	$33.5

    (a)        Sales from continuing operations.

    (b)        Operating income from continuing operations.

Reconciliation of Segment Operating Income to Consolidated Income Before Income Taxes and Minority Interest

	Three Months Ended
	March 31
(In millions)	2003	2002

Operating income from continuing operations	$29.9	$33.5
Equity in income (loss) of affiliates, net	0.2	0.2
Interest Income	0.7	1.3
Interest Expense	(10.3)	(11.2)

Income from continuing operations before income taxes and
minority interest	$20.5	$23.8

E.  Accounts Receivable and Inventories

Accounts receivable are net of an allowance for doubtful accounts of $36.1 million and $36.5 million at March 31, 2003 and December 31, 2002, respectively. The provision for doubtful accounts was $0.5 million and $1.4 million for the three months ended March 31, 2003 and 2002, respectively.

Inventories consists of:

	March 31	December 31
(In thousands)	2003	2002

Finished goods	$59,155	$58,906
Work-in-process	26,971	24,287
Raw materials and purchased parts	78,404	74,775
Stores and supplies	24,444	23,744

Total Inventory	$188,974	$181,712

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

F.  Property, Plant and Equipment

Property, plant and equipment consists of:

	March 31	December 31
(In thousands)	2003	2002

Land and improvements	$36,430	$36,444
Buildings and improvements	166,425	167,184
Machinery and equipment	1,606,055	1,594,858
Uncompleted construction	25,345	20,078

Gross property, plant and equipment	1,834,255	1,818,564
Less accumulated depreciation and facilities valuation allowance	(1,034,780)	(1,010,629)

Net property, plant and equipment	$799,475	$807,935

G.  Goodwill and Other Intangible Assets

The following table reflects the changes in carrying amounts of goodwill by segment for the three months ended March 31, 2003:

				Other
			Gas and	Infrastructure
	Mill	Access	Fluid	Products and	Consolidated
(In Thousands)	Services	Services	Control	Services	Totals

Balance as of December 31, 2002, net of
accumulated amortization	$193,121	$139,224	$36,693	$8,182	$377,220
Goodwill acquired during year	—	—	—	—	—
Goodwill written off related to sale of business	—	—	—	—	—
Other (principally foreign currency translation)	(39)	(2,594)	—	(45)	(2,678)

Balance as of March 31, 2003, net of	$193,082	$136,630	$36,693	$8,137	$374,542
accumulated amortization

Goodwill is net of accumulated amortization of $99.9 million and $100.8 million at March 31, 2003 and December 31, 2002, respectively.

Intangible assets, which are included in Other assets on the Condensed Consolidated Balance Sheet, totaled $3.0 million, net of accumulated amortization of $7.3 million at March 31, 2003 and $3.2 million, net of accumulated amortization of $7.1 million at December 31, 2002. All intangible assets have been classified as finite-lived and are subject to amortization. The following chart reflects these intangible assets by major category.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

	March 31, 2003		December 31, 2002
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization

Non-compete agreements	$4,213	$3,463	$4,150	$3,346
Patents	4,056	2,970	4,063	2,908
Other	2,061	895	2,073	839

Total	$10,330	$7,328	$10,286	$7,093

Amortization expense for intangible assets was $0.2 million for the three months ended March 31, 2003 and 2002. The following chart shows the estimated amortization expense for the next five fiscal years based on current intangible assets.

(In thousands)	2003	2004	2005	2006	2007

Estimated Amortization Expense	$684	$618	$543	$426	$307

H.  Assets Held for Sale and Discontinued Operations

In management’s ongoing strategic efforts to increase the Company’s focus on core industrial services, certain manufacturing operations have been divested. Effective March 21, 2002, the Board of Directors authorized the sale of the Capitol Manufacturing business, a business unit of the Gas and Fluid Control Segment. A significant portion of the Capitol Manufacturing business was sold on June 28, 2002. The Company continues to recognize income from inventory consigned to the buyer in accordance with the sale agreement and when all revenue recognition criteria have been met. This business has been included in discontinued operations and the assets and liabilities have been separately identified on the Balance Sheet as “held for sale” for all periods presented. There were no sales from discontinued operations for the three months ended March 31, 2003 as the business was sold during 2002. The sales from discontinued operations for the three months ended March 31, 2002 were $17.7 million. These sales were excluded from revenues from continuing operations reported on the Income Statement. The income (loss) from discontinued operations does not include any charges to reduce the book value of the business held for sale to its fair market value less cost to sell, since the fair value of the business exceeded the book value.

Throughout 2002, management approved the sale of certain long-lived assets (primarily land and buildings) of the Access Services and Mill Services Segments. Accordingly, these assets have been separately identified on the Balance Sheet as “held for sale” for all periods presented. Several of these assets were sold during the first quarter of 2003 resulting in the decrease noted below.

The major classes of assets and liabilities “held for sale” included in the Condensed Consolidated Balance Sheet are as follows:

	March 31	December 31
(In thousands)	2003	2002

ASSETS
Accounts receivable, net	$420	$595
Inventories	521	727
Other current assets	20	21
Property, plant and equipment, net	1,178	7,904

Total assets “held for sale”	$2,139	$9,247

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

	March 31	December 31
(In thousands)	2003	2002

LIABILITIES
Accounts payable	$525	$463
Income taxes	987	958
Other current liabilities	398	618

Total liabilities associated with assets
“held for sale”	$1,910	$2,039

I.  Commitments and Contingencies

        Federal Excise Tax and Other Matters Related to the Five-Ton Truck Contract – In 1995, the Company, the United States Army (“Army”), and the United States Department of Justice concluded a settlement of Harsco’s previously reported claims against the Army relating to Federal Excise Tax (“FET”) arising under a completed 1986 contract for the sale of five-ton trucks to the Army. On September 27, 1995, the Army paid the Company $49 million in accordance with the settlement terms. The Company released the Army from any further liability for those claims, and the Department of Justice released the Company from a threatened action for damages and civil penalties based on an investigation conducted by the Department’s Commercial Litigation Branch that had been pending for several years.

The settlement preserves the rights of the parties to assert claims and defenses under the Internal Revenue Code, and rights of the Army and the Company to claim certain amounts that may be owed by either party to reconcile possible underpayments or overpayments on the truck contract as part of the formal contract close-out process.

The settlement does not resolve the claim by the Internal Revenue Service (“IRS”) that, contrary to the Company’s position, certain cargo truck models sold by the Company should be considered to have gross vehicle weights in excess of the 33,000 pound threshold under FET law, are not entitled to an exemption from FET under any other theory, and therefore are taxable. In 1999, the IRS assessed an increase in FET of $30.4 million plus penalties and applicable interest currently estimated to be $12.4 million and $66.8 million, respectively. In October 1999, the Company posted an $80 million bond required as security by the IRS. This increase in FET takes into account offsetting credits of $9.2 million, based on a partial allowance of the Company’s $31.9 million claim that certain truck components are exempt from FET. The IRS disallowed in full the Company’s additional claim that it is entitled to the entire $52 million of FET (plus applicable interest currently estimated by the Company to be $59.0 million) the Company has paid on the five-ton trucks, on the grounds that such trucks qualify for the FET exemption applicable to certain vehicles specially designed for the primary function of off-highway transportation. In the event that the Company ultimately receives from the IRS a refund of tax (including applicable interest) with respect to which the Company has already received reimbursement from the Army, the refund would be allocated between the Company and the Army. In August 2000, the Company filed legal action against the Government in the U.S. Court of Federal Claims challenging the assessment and seeking a refund of all FET that the Company has paid on five-ton trucks. That action is proceeding and management expects the trial to be scheduled to commence prior to the end of the third quarter of 2003. Although there is risk of an adverse outcome, both the Company and the Army believe that the cargo trucks are not taxable. No recognition has been given in the accompanying financial statements for the Company’s claims for refund from the IRS.

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

Even if the cargo trucks are ultimately held to be taxable, the Army’s contribution of $24.6 million toward payment of the tax (but not interest or penalty, if any), would result in a net maximum liability for the Company of $5.8 million plus penalties and applicable interest currently estimated to be $12.4 million and $66.8 million, respectively. The Company believes it is unlikely that resolution of this matter will have a material adverse effect on the Company’s financial position; however, it could have a material effect on quarterly or annual results of operations and cash flows.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

        Environmental – The Company is involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a “potentially responsible party” for certain waste disposal sites. While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company. The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Consolidated Balance Sheet at March 31, 2003 and December 31, 2002 includes an accrual of $3.1 million and $3.2 million, respectively, for environmental matters. The amounts charged against pre-tax earnings related to environmental matters totaled $0.2 million and $0.1 million for the first three months of 2003 and 2002, respectively.

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

        Other – The Company has been named as one of many defendants (approximately 90 or more in most cases) in legal actions alleging personal injury from exposure to airborne asbestos. In their suits, the plaintiffs have named as defendants many manufacturers, distributors and repairers of numerous types of equipment or products that involved any asbestos.

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

As of March 31, 2003, the Company has obtained dismissal by stipulation, or summary judgment prior to trial, in all cases that have proceeded to trial (approximately 648 dismissals). The Company has not paid any amounts in settlement of these cases, with the exception of two settlements totaling less than $10,000 paid by the insurance company prior to 1998. The Company’s insurance carrier has paid all legal costs and expenses to date. The Company has liability insurance coverage available under various primary and excess policies that the Company believes will be available if necessary to substantially cover any liability that might ultimately be incurred on these claims.

As of March 31, 2003, there were approximately 35,430 open personal injury claims of which approximately 3,210 were filed in the quarter ended March 31, 2003. Approximately 25,940 of these cases are filed in the New York State court for New York County. Almost all of these complaints contain a standard claim for damages of $20 million or $25 million against the approximately 90 defendants, regardless of the individual’s alleged medical condition, and without identifying any product of the Company. Approximately 9,190 of these cases are filed in the state courts of various counties in Mississippi. Almost all of these complaints contain a standard claim for an unstated amount of damages against the numerous defendants (typically 240 to 270), without identifying any product of the Company. The other claims totaling approximately 300 are filed in various counties in a number of state courts, and in U.S. Federal District Court for the Eastern District of Pennsylvania, and the complaints assert lesser amounts than the New York County cases or do not state any amount claimed.

In view of the current litigation climate, which as of yet has not been sufficiently addressed either politically or legally, the Company expects to continue to receive further claims. However, there were developments during the fourth quarter of

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

2002 that could have a favorable effect for the Company regarding pending and future claims in New York County, and claims filed in Mississippi after 2002. In December 2002, the court in New York County issued an order which created a Deferred Docket for all pending and future asbestos claims of plaintiffs who do not meet minimum criteria for discernible physical impairment, and an Active Docket for plaintiffs who meet the minimum criteria. Each claim on the Deferred Docket will remain inactive unless the plaintiff can show to the court impairment which meets the minimum criteria for placement on the Active Docket. The list of claims placed on the Deferred Docket is scheduled to be issued in May 2003. The Company expects that a substantial majority of the 25,940 claims against it in New York County will be placed on the Deferred Docket. Also, in the fourth quarter of 2002, Mississippi enacted tort reform legislation that made changes in the law favorable to the Company’s defense, which will apply to all cases filed on or after January 1, 2003. Most of the approximately 9,190 claims pending against the Company in Mississippi were filed in the fourth quarter of 2002, in advance of this more restrictive legislation taking effect.

The Company intends to continue its practice of vigorously defending these cases as they are listed for trial and expects the insurance carriers to continue to pay the legal costs and expenses. Management believes that the outcome of these cases will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company is subject to various other claims and legal proceedings covering a wide range of matters that arose in the ordinary course of business. In the opinion of management, all such matters are adequately covered by insurance or by accruals, and if not so covered, are without merit or are of such kind, or involve such amounts, as would not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

J.  Costs Associated with Exit or Disposal Activities

As described in Note 1, “Summary of Significant Accounting Policies”, to the Company’s Form 10-K for the year ended December 31, 2002, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (SFAS 146) on January 1, 2003. SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities. These activities include restructuring activities that were previously accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) had set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract.

Costs associated with exit or disposal activities are included as a component of Other expenses on the Company’s Condensed Consolidated Statement of Income. This income statement classification principally includes impaired asset write-downs, employee termination benefit costs and costs to exit activities, offset by net gains on the disposal of non-core assets and is more fully described in Note 15, “Other (Income) and Expenses,” to the Company’s Form 10-K for the year ended December 31, 2002.

During the first quarter of 2003, the Company continued its strategy to streamline operations. This strategy included the sale of certain operating locations, as well as continued staff reductions in both administrative and operating positions. Under these reorganization actions, the Company and its management have established and approved specific plans of termination. During the three months ended March 31, 2003, the Company initiated reorganization actions in several operations, including, but not limited to, certain operations located in the U.S., the U.K., Belgium, Germany and Canada. There were no individually material reorganization actions initiated during the three months ended March 31, 2003; however, the following table summarizes these actions in aggregate for the Company:

	Total Costs			Accrued
	Expected to be	Costs Incurred		Balance
(In thousands)	Incurred	to Date	Payments	March 31, 2003

Employee termination benefits expense	$1,590	$1,590	$283	$1,307

The total amount of costs expected to be incurred for the components of the streamlining initiatives which have met the criteria described in SFAS 146 and the costs incurred to date for the three months ended March 31, 2003 by reportable segment were as follows:

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

	Total Costs
	Expected to be	Costs Incurred
(In thousands)	Incurred	to Date

Mill Services Segment	$995	$995

Access Services Segment	260	260

Gas and Fluid Control Segment	29	29

Other Infrastructure Products and Services	239	239

Corporate	67	67

Total	$1,590	$1,590

The following table summarizes employee termination benefit costs and payments (associated with continuing operations) related to reorganization actions initiated prior to January 1, 2003:

(In thousands)

Original reorganization action period	2002	2001

Employee termination benefits expense	$7,140	$10,135

Payments: (a)
In 2001	—	(6,142)
In 2002	(4,438)	(1,997)
In 2003	(1,373)	(487)

Total payments:	(5,811)	(8,626)
Other:	27	132

Remaining payments as of March 31, 2003 (b)	$1,356	$1,641 (c)

(a)	Payments are categorized according to the original reorganization action period to which they relate (2002 or 2001).

(b)	Remaining payments are categorized according to the original reorganization action period to which they relate (2002 or 2001).

(c)	Remaining payments relate principally to a reorganization in Germany that commenced in December 2001. Final payments are expected to be completed by the third quarter of 2003.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

K.  Reconciliation of Basic and Diluted Shares

	Three Months Ended
	March 31
(In thousands, except amounts per share)	2003	2002

Income from continuing operations	$12,470	$15,005

Average shares of common stock outstanding used to compute
basic earnings per common share from continuing operations	40,543	40,041
Additional common shares to be issued assuming exercise of stock
options, net of shares assumed reacquired	111	494

Shares used to compute dilutive effect of stock options	40,654	40,535

Basic earnings per common share from continuing operations	$.31	$.37

Diluted earnings per common share from continuing operations	$.31	$.37

Options to purchase 937,047 shares and 201,556 shares were outstanding at March 31, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the effect was antidilutive.

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

Factors which could cause results to differ include, but are not limited to: (1) changes in the worldwide business environment in which the Company operates, including general economic conditions, particularly in the mill services, steel, infrastructure, non-residential construction and industrial gas markets; (2) changes in currency exchange rates, interest rates and capital costs; (3) changes in the performance of stock and bond markets, particularly in the United States and United Kingdom, that could affect the valuation of the assets in the Company’s pension plans and the accounting for pension assets, liabilities and expense; (4) changes in governmental laws and regulations, including taxes and import tariffs; (5) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services and technologies; (6) unforeseen business disruptions in one or more of the many countries which the Company operates due to political instability, civil unrest, armed hostilities or other calamities; (7) the potential loss of sales to customers in countries encountering outbreaks of Severe Acute Respiratory Syndrome (SARS) and the wider economic impact of this disease; and (8) other risk factors listed from time to time in the Company’s SEC reports. The Company does not intend to update this information and disclaims any legal liability to the contrary.

Liquidity and Capital Resources
The Company’s principal sources of liquidity are net cash provided by operating activities and short-term borrowings under its various credit agreements. One of the Company’s strategic objectives for 2003 revolves around generating excess or discretionary cash and redeploying the cash to strategically grow the services businesses, primarily the mill services and railway track maintenance businesses. The Company’s strategies for generating discretionary cash flows for growth initiatives will come principally from generating cash flows from the sale of underperforming assets and continuing the strong net cash provided by operating activities. Changes in the Company’s overall liquidity and capital resources from continuing operations are reflected in the following table:

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

	March 31	December 31	Increase
(Dollars are in millions)	2003	2002	(Decrease)

Current Assets	$747.2	$702.4	$44.8
Less: Current Liabilities	465.7	473.8	(8.1)

Working Capital	$281.5	$228.6	$52.9
Current Ratio	1.6:1	1.5:1

Notes Payable and Current Maturities	$27.0	$34.1	$(7.1)
Long-term Debt	624.5	605.6	18.9

Total Debt	651.5	639.7	11.8
Total Equity	674.0	644.5	29.5
Total Capital	$1,325.5	$1,284.2	$41.3
Total Debt to Total Capital	49.2%	49.8%	(0.6%)

        Working Capital Position – Working capital increased 23% in the first quarter of 2003 and the current ratio increased to 1.6:1 when compared to December 31, 2002. Current assets increased by $44.8 million due principally to an increase in cash of $20.1 million and an increase in accounts receivable of $22.4 million. The increase in cash was principally due to the following factors: approximately $7.8 million proceeds from the sale of underperforming assets that were received late in the quarter and had not yet been reinvested in the business or used to reduce borrowings at March 31 and from increased cash collections on the last day of the quarter. The $22.4 million increase in receivables was due principally to increased receivables of approximately $12.0 million and $3.6 million in the Mill Services and Access Services Segments, respectively, and approximately $6.5 million in certain businesses (Harsco Track Technologies and Reed Minerals) of Other Infrastructure Products and Services. The increase in the Mill Services Segment was due principally to the timing of cash receipts due in part to customers making accelerated payments in December 2002 that were not repeated in March 2003. The increase in the Access Services Segment and Other Infrastructure Products and Services was due principally to increased volume in the first quarter of 2003 when compared with the fourth quarter of 2002.

Also contributing to the increase in working capital was an $8.1 million decrease in current liabilities. This net decrease was the result of several offsetting changes that included: a $7.1 million decrease in short-term borrowings and current maturities of long-term debt; a $5.5 million decrease in accounts payable; a $4.9 million decrease in accrued compensation; a $7.1 million increase in other current liabilities and a $2.2 million increase in accrued taxes. The decrease in short term borrowings was due to the Company financing current liquidity needs with lower cost commercial paper, which is classified as long-term debt, versus higher cost short-term credit facilities. Accounts payable decreased as a result of inventory reductions in the Access Services Segment and the timing of payments in the Mill Services and Access Services Segment and Other Infrastructure Products and Services. These decreases were partially offset by increased purchases (which were not paid until subsequent to March 31) for certain large volume orders in Other Infrastructure Products and Services. Accrued compensation decreased principally as a result of the 2002 incentive compensation being paid out in the first quarter of 2003. The increased accrued taxes was due to the timing of tax payments and increased other current liabilities was due principally to $5.6 million increased accrued interest on the 200 million British pound sterling notes payable. The interest on these notes is paid annually in October.

        Net Cash Provided by Operating Activities

	For the Three	For the Three
	Months Ended	Months Ended
(In millions)	March 31, 2003	March 31, 2002

Net cash provided by operating activities:	$31.2	$9.0

The increase in net cash provided by operating activities reflects working capital improvements and changes to Other assets and liabilities, principally accrued income taxes and pension liabilities in the first quarter of 2003 when compared with the first quarter of 2002. Increases in cash flows from the change in Other assets and liabilities are principally due to approximately $9.6 million from the timing of tax payments, and $8.6 million from changes in long-term pension liabilities due to the timing of pension funding. These increases were partially offset by a $7.1 million use of cash from the change in deferred taxes.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

        Cash Investing and Financing Activities – Capital investments for the first three months of 2003 were $30.2 million, down $1.1 million from the first three months of 2002. Investments were made predominantly in the services businesses. The Company realized $12.3 million in cash from asset sales during the first three months of 2003, which was an increase of $1.8 million over the 2002 period. The Company expects targeted asset sales in 2003 to be approximately $30 million.

Long-term debt increased slightly in the first quarter of 2003, principally as a result of timing of cash receipts which prevented the repayment of additional debt. Despite the slight increase in debt, the Company’s debt as a percent of total capital decreased in the first three months of 2003 due principally to a $29.5 million increase in equity. The principal cause for the increase in equity was a pension equity adjustment that increased equity $22.7 million as a result of an amendment to the Company’s U.K. pension plan that required the company to recalculate the pension minimum liability equity adjustment that was originally recorded in the fourth quarter of 2002.

The Company’s history of cash dividends, paid at the same or increased rates for the 211th consecutive quarter in February 2003, demonstrate the Company’s continued commitment to creating value through returns to stockholders.

        Financial Statistics from Continuing Operations for the Three Months Ended March 31

	2003	2002

Harsco stock price high-low	$32.60-$27.50	$39.76-$32.00
Annualized return on average equity (a)	7.5%	8.7%

(a)

Annualized return on average equity is calculated by dividing annualized income from continuing operations by the three month weighted average equity. This ratio is based upon current year-to-date results that may not be representative of actual results the Company achieves for the twelve months ended December 31, 2003.

The Company’s lower return on average equity was due to decreased income in the first three months of 2003 compared with the first three months of 2002. The Company’s book value per share increased to $16.62 per share at March 31, 2003 from $15.90 at December 31, 2002 due principally to a combination of the pension adjustment to shareholders’ equity, an increase to retained earnings (due to income), and increased equity from positive foreign currency translation adjustments. Foreign currency translation adjustments and the pension adjustment to shareholders’ equity are recorded as part of other comprehensive income or expense.

        Credit and Equity Financing Facilities – The Company has various credit facilities and commercial paper programs available for use throughout the world. These facilities and programs are explained in detail in the Company’s Form 10-K for the year ended December 31, 2002. The following chart illustrates the amounts outstanding on credit facilities and commercial paper programs and available credit at March 31, 2003. The Company limits the aggregate commercial paper and syndicated credit facility borrowings at any one time to a maximum of $375 million. This reduction of $50 million from the $425 million self-imposed limit at December 31, 2002 was made in conjunction with the Company’s decision in January 2003 not to renew one of the $50 million bilateral credit facilities that was considered excess to the Company’s financing needs.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

	Facility	Outstanding	Available
	Limit at	Balance at	Credit at
(In millions)	March 31, 2003	March 31, 2003	March 31, 2003

U.S. commercial paper program	$350.0	$66.2	$283.8
Euro commercial paper programs	349.7	42.8	306.9
Revolving credit facility (a)	350.0	—	350.0
Bilateral credit facility (b)	25.0	4.8	20.2

Totals at March 31, 2003	$1,074.7	$113.8	$960.9	(c)

(a)	U.S.-based Program

(b)	International-based Program

(c)	Although the Company has significant available credit, it is the Company’s policy to limit aggregate commercial paper and credit facility borrowings at any one time to a maximum of $375 million.

A Form S-3 shelf registration is on file with the Securities and Exchange Commission for the possible issuance of up to an additional $200 million of new debt securities, preferred stock or common stock. The Company is not obligated to issue these securities. The Company intends to refinance its $150 million, 6.0% notes due September 15, 2003 with debt securities and may use this shelf registration for the refinancing.

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

The Company’s financial position and debt capacity should enable it to meet current and future requirements. As additional resources are needed, the Company should be able to obtain funds readily and at competitive costs. The Company is well-positioned to continue to invest strategically in high return projects, pay cash dividends and reduce debt as a means to enhance shareholder value. The Company intends to use future discretionary cash flows for investment in high return projects.

RESULTS OF OPERATIONS
First Quarter of 2003 Compared with First Quarter of 2002

	Three Months		Amount	Percent
	Ended March 31		Increase	Increase
(Dollars are in millions, except per share)	2003	2002	(Decrease)	(Decrease)

Revenues from continuing operations	$487.9	$458.6	$29.3	6%
Cost of services and products sold	375.7	344.5	31.2	9
Selling, general and administrative expenses	80.5	78.4	2.1	3
Other expenses	0.9	1.3	(0.4)	(31)
Operating income from continuing operations	29.9	33.5	(3.6)	(11)
Income from continuing operations	12.5	15.0	(2.5)	(17)
Income (loss) from discontinued operations	0.1	(0.8)	0.9	113
Net income	12.5	14.2	(1.7)	(12)
Diluted earnings per common share	0.31	0.35	(0.04)	(11)

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

Summary Analysis of Results

Revenues for the first quarter of 2003 increased $29.3 million from 2002 while operating income from continuing operations declined $3.6 million. The Company was positively affected by the weakening of the U.S. dollar in relation to the euro, the British pound sterling and the South African rand in the first quarter of 2003 when compared with the first quarter of 2002. These were partially offset by the strengthening of the U.S. dollar in relation to the Brazilian real in the first quarter of 2003 when compared with the first quarter of 2002. The overall impact of foreign currency translation resulted in increased sales and operating income in the first quarter of 2003 of approximately $30 million and $2 million, respectively, when compared with the first quarter of 2002. Additionally, the Company benefited from the continued strong performance of the international mill services business. Increased global steel production in the first quarter of 2003 is a positive sign; however, the current and future instability of certain steel mills (some of which are customers of the Company) could negatively impact the Company’s future financial position, results of operations and cash flows. These increases were somewhat offset by continued weakness in the non-residential construction business in the U.S. and the U.K. due to the initiation of war with Iraq and the generally unsettled global economic conditions which negatively impacted results in the first quarter of 2003 for the Access Services Segment. This segment was also negatively impacted by difficult weather conditions. The Company does not anticipate a rebound in the access services market until the emergence of stronger confidence in the economic outlook. The Company continued to experience reduced demand for several of its manufactured products due to the continued recessionary environment in the domestic manufacturing sector. This impact was most pronounced in the Gas and Fluid Control Segment and the IKG grating product line of Other Infrastructure Products and Services. Additionally, in the first quarter of 2003, the Company recognized $4.1 million of pre-tax income from the termination of a post-retirement benefit plan; however, it was more than offset by approximately $5.9 million in increased pre-tax pension expense and increased energy costs.

Comparative Analysis of Consolidated Results

        Revenues from Continuing Operations – Revenues from continuing operations for the first quarter of 2003 increased 6% from last year’s comparable period. This increase included the favorable effect of foreign currency translation which increased 2003 first quarter revenues $30.0 million when compared with the first quarter of 2002. Increased revenue in the Mill Services and Access Services Segments was partially offset by decreased revenues in the Gas and Fluid Control Segment and Other Infrastructure Products and Services. Additionally, revenues decreased $4.7 million due to the net effect of business acquisition and dispositions. These changes are more fully discussed in the Segment Analysis section below.

        Cost of Services and Products Sold – Cost of services and products sold for the first quarter of 2003 increased 9% from the first quarter of 2002. This increase included the effect of foreign currency translation which increased the first quarter of 2003 cost of services and products sold approximately $23 million when compared with the first quarter of 2002. Costs also increased as a result of a change in product mix of the access services business, increased energy costs and approximately $3 million in increased pension expense due to financial market conditions and lower interest rates which affected the SFAS No. 87 pension expense computation for 2003. These increases were partially offset by income of $2.8 million from the termination of a post-retirement benefit plan and reduced costs of $3.5 million due to the net effect of business acquisitions and dispositions.

        Selling, General and Administrative Expenses – Selling, general and administrative expenses for the first quarter of 2003 increased 3% from the first quarter of 2002. This increase included the effect of foreign currency translation which increased 2003 selling, general and administrative expenses by approximately $5 million when compared with 2002 and increased pension costs of approximately $2.9 million. These increases were partially offset by income of $1.3 million from the termination of a post-retirement benefit plan across all business segments and reduced commission expense of $1.1 million principally in the Gas and Fluid Control and Access Services Segments and Other Infrastructure Products and Services. However, as a percentage of sales, selling, general and administrative expenses decreased from 17.1% in the first quarter of 2002 to 16.5% in the first quarter of 2003. This relative decrease is a result of continued cost reductions, process improvements and reorganization efforts.

        Other Expenses – This income statement classification principally includes impaired asset write-downs, employee termination benefit costs and costs to exit activities, offset by net gains on the disposal of non-core assets. During the first quarter of 2003, the Company continued its strategy to streamline operations. This strategy included the sale of certain operating locations, as well as continued staff reductions in both administrative and operating positions. These actions resulted in net other expenses of $0.9 million in the first quarter of 2003 compared with $1.3 million in the first quarter of 2002.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

Expenses for the first quarter of 2003 include $1.6 million of employee termination benefits expense, principally in the Mill Services and Access Services Segments and Other Infrastructure Products and Services related to operations in the United States and Europe. Additionally, $0.5 million of expense was incurred to exit certain activities principally in the Mill Services Segment. These expenses were partially offset by $1.5 million in gains resulting from the sale of non-core assets principally in the Access Services Segment.

Expenses for the first quarter of 2002 include $1.0 million of employee termination benefits expense, principally in the Mill Services and Gas and Fluid Control Segments related to operations in the United States and Europe.

For additional information on employee termination benefits, see Note J, Costs Associated with Exit or Disposal Activities, in Part I, Item I “Financial Statements.”

        Income from Continuing Operations – Income from continuing operations in the first quarter of 2003 was below 2002 levels despite an increase in revenues. The decrease of $2.5 million results principally from the increased after-tax pension expense of $4.1 million. This increase in expense was partially offset by income of $2.8 million after-tax from the termination of a post-retirement benefit plan and reduced interest expense of $0.7 million after-tax due to decreased borrowings.

        Net Income and Earnings Per Share – Net income and diluted earnings per share for the first quarter of 2003 were below last year’s comparable period despite increased revenue due to the factors previously discussed.

Segment Analysis

Due to reorganization changes, the Company adopted a new segment reporting structure for its operations as of December 31, 2002. Historical information by segment has been reclassified for comparative purposes. See Note 14, “Information by Segment and Geographic Area,” to the Company’s Form 10-K for the year ended December 31, 2002 for additional information on the Company’s segments.

        Mill Services Segment

	Three Months
	Ended March 31		Amount	Percent
(Dollars in millions)	2003	2002	Increase	Increase

Revenues from continuing operations	$188.3	$161.1	$27.2	17%
Operating income from continuing operations	16.7	14.7	2.0	14

The quarter-over-quarter revenue increase for the Mill Services Segment related to the continued strong international mill services business and, to a lesser extent, increased volume of the U.S. mill services business. The continued strong international business is a result of increased volume with current customers and new contracts. The increased volume in the U.S. mill services business was a direct result of certain steel mills that commenced operations under new ownership during the second half of 2002. Increased global steel production in the first quarter of 2003 is a positive sign; however, there are still several challenges this industry must overcome to attain a full recovery. The current and future instability of certain steel mills (some of which are customers of the Company) could negatively impact the Company’s future financial position, results of operations and cash flows. The effect of foreign currency translation increased 2003 first quarter revenues by approximately $16.5 million compared with the first quarter of 2002.

Operating income of the Mill Services Segment for the first quarter of 2003 was above the comparable 2002 period. This increase was a result of the effect of foreign currency translation, which increased 2003 first quarter operating income by approximately $1.7 million when compared with the first quarter of 2002; new business; and increased volume, primarily in the international markets. In the first quarter of 2003, this segment was positively affected by $0.5 million of income from the termination of a post-retirement benefit plan and $0.3 million in reduced expenses due to reorganization actions implemented in the third quarter of 2002. These benefits were partially offset by $1.9 million in increased pension expense, $1.2 million in increased reorganization expenses and increased energy costs.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

        Access Services Segment

	Three Months		Amount	Percent
	Ended March 31		Increase	Increase
(Dollars are in millions, except per share)	2003	2002	(Decrease)	(Decrease)

Revenues from continuing operations	$147.4	$133.5	$13.9	10%
Operating income from continuing operations	4.6	8.0	(3.4)	(43)

The quarter-over-quarter revenue increase for the Access Services Segment related primarily to the positive effect of foreign currency translation, which increased first quarter 2003 revenues by approximately $12.6 million when compared with the first quarter of 2002. Revenues in the first quarter of 2003 were negatively impacted by difficult weather conditions in certain parts of the U.S. and continued weakness in the non-residential construction markets due to the generally unsettled economic conditions. The Company does not anticipate a rebound in the access services market until the emergence of stronger confidence in the economic outlook.

Operating income of the Access Services Segment for the first quarter of 2003 was below the comparable 2002 period despite increased revenue. This was due principally to a reduction in the high-margin access equipment rental business and pricing pressures when compared with the first quarter of 2002. This reduction in operating income resulted from a continued decline in non-residential construction activity and industry overcapacity. The first quarter of 2003 was also impacted by $2.9 million of increased pension expense. These declines in operating income were only partially offset by a $1.4 million gain on the sale of underutilized assets and $0.5 million of income from the termination of a post-retirement benefit plan. The effect of foreign currency translation increased 2003 first quarter operating income by approximately $0.4 million when compared with the first quarter of 2002.

      Gas and Fluid Control Segment

	Three Months
	Ended March 31		Amount	Percent
(Dollars in millions)	2003	2002	Decrease	Decrease

Revenues from continuing operations	$76.1	$82.5	$(6.4)	(8)%
Operating income from continuing operations	3.0	4.3	(1.3)	(30)

The quarter-over-quarter revenue decline of the Gas and Fluid Control Segment related primarily to the continued recessionary market conditions affecting demand for manufactured products. The Segment was principally affected by the decline in the natural gas transmission market and to a lesser extent by a decline in demand for composite-wrapped aluminum tanks for natural gas vehicles. This declining demand was partially offset by increased demand for propane cylinders due to colder winter weather in the U.S. during 2003; increased demand for valves, most notably in the liquid propane gas (LPG) product line; and increased demand for cryogenic storage tanks. The effect of foreign currency translation increased 2003 first quarter revenues by approximately $1.1 million when compared with the first quarter of 2002.

Operating income of the Gas and Fluid Control Segment for the first quarter of 2003 was below the comparable 2002 period. The larger relative decline in operating income from continuing operations (30%) as compared with revenue (8%) was due to a significant decrease in natural gas transmission equipment revenues, which historically has been a high-margin business of the segment. In the first quarter of 2003, $0.6 million of income from the termination of a post-retirement benefit plan was mostly offset by a $0.5 million increase in pension expense.

      Other Infrastructure Products and Services

	Three Months
	Ended March 31		Amount	Percent
(Dollars in millions)	2003	2002	Decrease	Decrease

Revenues from continuing operations	$76.1	$81.5	$(5.4)	(7)
Operating income from continuing operations	4.2	6.2	(2.0)	(32)

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

The Other Infrastructure Products and Services category includes the Company’s Harsco Track Technologies Division and the Reed Minerals, IKG Industries and Patterson-Kelley business units. See Item 1, “Business,” to the Company’s Form 10-K for the year ended December 31, 2002 for additional information on this category.

The quarter-over-quarter revenue decline in Other Infrastructure Products and Services related primarily to a decline in the IKG industrial grating products business (which included the effect of selling the bridge decking product line in January 2002); the sale of a product line of Harsco Track Technologies (HTT) in the third quarter of 2002; and the sale of the Bio-Oxidation business in the first quarter of 2002. These decreases were partially offset by increased rail equipment sales, increased revenues in the Reed Minerals roofing granules and abrasives business unit and increased revenues in the Patterson-Kelley process equipment business unit. The increased rail equipment sales relate primarily to sales to international customers as HTT continues to focus on growing its international market.

Operating income of Other Infrastructure Products and Services for the first quarter of 2003 was below the comparable 2002 period. The larger relative decline in operating income from continuing operations (32%) as compared with revenue (7%) was due to an operating loss in the IKG business unit compared with income in 2002 and a decline in HTT’s operating income despite increased revenue. The operating loss at IKG was the result of the reduced revenue in conjunction with a change in product mix. The decline in HTT’s operating income was the result of the sale of the above-mentioned product line and to a lesser extent reduced margins on rail equipment revenues due to several high margin sales in the first quarter of 2002. In the first quarter of 2003, $1.1 million of income from the termination of a post-retirement benefit plan was partially offset by a $0.5 million increase in pension expense.

Industrial Services and Engineered Products Analysis

The Company is a diversified industrial services and engineered products company. Sales and operating income for the first quarter of 2003 and 2002 are presented in the following table:

	Three Months Ended		Three Months Ended
(Dollars in millions)	March 31, 2003		March 31, 2002

	Amount	Percent	Amount	Percent

Sales
Industrial Services	$347.6	71%	$309.9	68%

Engineered products	140.3	29	148.7	32

Total sales	$487.9	100%	$458.6	100%

Operating Income
Industrial Services	$22.9	76%	$23.6	70%

Engineered products	5.6	19	9.6	29

Subtotal	28.5	95	33.2	99

General Corporate	1.4	5	0.3	1

Total operating income	$29.9	100%	$33.5	100%

The Company continues to direct its efforts towards expanding its industrial services businesses. This is evident in the chart above as industrial services revenue and operating income as a percent of the Company’s total revenues and operating income, respectively, has grown in the first quarter of 2003 when compared with the first quarter of 2002. The goal of the Company is to grow the services businesses to approximately 75% of revenue by the end of 2003.

First quarter 2003 sales for industrial services increased from the comparable period in 2002. This was due to increases in the Company’s international and domestic mill services business and its international access services business, offset by decreases in the domestic scaffolding and access business and railway maintenance services. First quarter 2003 operating income decreased primarily due to the change in product mix of the Access Services Segment, as previously discussed. The effect of foreign currency translation increased 2003 first quarter service sales and operating income by approximately $29 million and $2 million, respectively, when compared with the first quarter of 2002.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

First quarter 2003 sales and operating income for engineered products decreased from the comparable period in 2002. This was due to decreases in the Company’s Gas and Fluid Control Segment and the IKG industrial grating business unit, as previously discussed. The effect of foreign currency translation increased 2003 first quarter sales by approximately $1 million when compared with the first quarter of 2002.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to foreign currency risk in its international operations. The Company conducts business in approximately 35 currencies. Approximately 58% and 53% of the Company’s sales from continuing operations for the three months ended March 31, 2003 and 2002, respectively, were derived from the Company’s operations outside the United States. Compared to the corresponding period in 2002, the values of the following major currencies changed in relation to the U.S. dollar in 2003, impacting the Company’s sales and income:

•	Brazilian real	Weakened	47%

•	South African rand	Strengthened	28%

•	euro	Strengthened	20%

•	British pound sterling	Strengthened	11%

Such foreign currency exposures increase the risk of income statement, balance sheet and cash flow volatility which could result in a material impact to the Company’s financial position, results of operations, or cash flows in the future if the above currencies would materially change in relation to the U.S. dollar.

The Company is exposed to market risk arising from changes in foreign exchange rates. Competitive conditions in the Company’s manufacturing businesses may limit its ability to increase product price in the face of adverse currency movements. Products manufactured in the U.S. for both the domestic as well as export markets may be affected by the value of the U.S. dollar relative to other currencies. Any long-term strengthening of the U.S. dollar could depress demand for these products and reduce sales. Conversely, any long-term weakening of the U.S. dollar could strengthen demand for these products and increase sales.

To illustrate the effect of foreign currency exchange rate changes in certain key markets of the Company, in the first quarter of 2003, revenues would have been approximately 6% or $30.0 million less using the average exchange rates for the first quarter of 2002. A similar comparison for the first quarter of 2002 would have increased sales approximately 2.3% or $10.5 million if the average exchange rates for the first quarter of 2001 would have remained the same in the first quarter of 2002. If the weakening of the U.S. dollar in relation to the euro and British pound sterling that started in the second quarter of 2002 would continue, the Company would expect to see a positive impact on sales and net income as a result of foreign currency translation.

Currency changes result in assets and liabilities denominated in local currencies being translated into U.S. dollars at different amounts than at the prior period-end. These currency changes resulted in increased net assets of $4.7 million and decreased net assets of $3.6 million, at March 31, 2003 and 2002, respectively.

The Company seeks to reduce exposures to foreign currency transaction fluctuations through the use of forward exchange contracts. At March 31, 2003, these contracts amounted to $45.9 million, and all mature within 2003. The Company does not hold or issue financial instruments for trading purposes, and it is the Company’s policy to prohibit the use of derivatives for speculative purposes. Subsequent to March 31, 2003, the Company entered into a new $39.2 million (25 million British pounds sterling) forward contract to replace an existing $40 million (25 million British pounds sterling) forward contact that matured in April 2003. This contract was executed to hedge a net liability exposure in the U.K. This new contract will mature in May 2003, at which point the Company’s exposure will be reassessed and a new contract will be executed to the extent necessary.

The Company’s cash flows and earnings are subject to changes in interest rates. Total debt of $651.5 million as of March 31, 2003 was approximately 24% at variable rates of interest and 76% at fixed interest rates. The weighted average interest rate of total debt was approximately 5.8%. At current debt levels, a one-percentage increase/decrease in interest rates would increase/decrease interest expense by approximately $1.6 million per year.

In the first quarter of 2003, the Company suffered reduced demand for several of its manufactured products due to the continued recessionary manufacturing environment in the U.S. This was most noticeable in the Gas and Fluid Control

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

Segment and the IKG industrial grating business unit of Other Infrastructure Products and Services. Additionally, weakness in both the domestic and U.K. non-residential construction business and weak end markets continued to be encountered in the first quarter of 2003. This has resulted in reduced rentals of access equipment, which is the highest margin product line of the Access Services Segment. This is expected to persist in the near term and the prospects for significant improvement are uncertain until the emergence of much stronger confidence in the global economic outlook. Within the mill services sector, several steel producers, including certain Company customers, filed for bankruptcy protection or shut down operations during 2002 and 2001. The most recent significant occurrence was in July 2002 when a U.K. customer filed for the U.S. equivalent of bankruptcy protection. This resulted in the Company recording an additional provision for uncollectible accounts receivable of $3.0 million principally in the second quarter of 2002. Although the Company’s international mill services business continues to produce strong results and the domestic mill services business showed increased volume in the first quarter of 2003, the steel industry still faces many challenges in order to attain a complete recovery. These challenges include potentially significant excess capacity issues; ongoing consolidations; pricing pressures; questions regarding the legality of the U.S. tariffs enacted during 2002; and on-going funding and operating issues which could directly impact the Company’s future financial position, results of operations and cash flows.

If the economic downturn persists, it could negatively affect the Company’s forecasts used in performing its goodwill impairment testing under SFAS No. 142. This testing is performed annually as of October 1, and between annual tests whenever events or circumstances indicate that the carrying value of a reporting unit’s goodwill may exceed its fair value. Therefore, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings. A persistent slow economy could also affect the realizability of receivables across the Company’s businesses as it may affect the ability of the Company’s customers to meet their obligations on a timely basis and possibly result in additional bankruptcy filings by the Company’s customers.

In addition to the economic issues that directly affect the Company’s business, changes in the performance of stock and bond markets, particularly in the United Kingdom and the United States, impact actuarial assumptions used in determining annual pension expense and in the valuation of the assets in the Company’s pension plans. The downturn in financial markets over the past two years has negatively impacted the Company’s pension expense and the accounting for pension assets and liabilities. This has resulted in an increase in pre-tax pension expense of approximately $5.9 million for the first quarter of 2003 compared with the first quarter of 2002, and it is expected to result in a pre-tax increase in pension expense of approximately $17.9 million in calendar year 2003 compared with 2002. Should the downward trend in capital markets continue, future unfunded obligations and pension expense would likely increase. This could result in an additional reduction to shareholders’ equity and increase the Company’s statutory funding requirements. Management is currently studying policy alternatives in response to continuing adverse market conditions including pension plan design changes and funding alternatives for the U.K. and the U.S. plans.

The Company has over 400 locations in 43 countries, including the United States. As a result of the Company’s global footprint, unforeseen business disruptions in one or more of these countries due to political instability, civil unrest, armed hostilities or other calamities could result in a material impact to the Company’s financial position or results of operations or cash flows. The Company has operations in certain countries in the Middle East (Bahrain, Egypt, Saudi Arabia, United Arab Emirates and Qatar) which are geographically close to countries with a continued high risk of armed hostilities. During the first quarter of 2003, these countries contributed approximately $4.0 million to the Company’s operating income. Additionally, the Company has operations in and sales to countries that have encountered outbreaks of Severe Acute Respiratory Syndrome (SARS). Should these outbreaks worsen or spread to other countries, the Company may be negatively impacted through reduced sales to these countries as well as other adverse economic impacts worldwide.

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

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of March 31, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date of their evaluation.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information on legal proceedings is included under Part I, Item 1, Footnote I labeled “Commitments and Contingencies.”

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

At the annual meeting of stockholders held on April 29, 2003 in Camp Hill, Pennsylvania, three members of the Board of Directors were reelected to terms expiring in 2006 under the classified Board structure enacted at the 1986 Annual Meeting. They include D. C. Hathaway, Chairman, President and Chief Executive Officer of the Company; J. J. Jasinowski, President of the National Association of Manufacturers; and D. H. Pierce, retired President and CEO of ABB Inc., the U.S. subsidiary of global industrial, energy and automation provider ABB.

The Board of Directors voting tabulation is as follows:

			Broker
	For	Withheld	No-Votes
Name	No. of Shares	No. of Shares	No. of Shares

D. C. Hathaway	35,587,376	696,106	—

J. J. Jasinowski	35,698,407	585,075	—

D. H. Pierce	35,714,830	568,652	—

Shareholders approved the appointment of PricewaterhouseCoopers LLP, as independent accountants to audit the financial statements of the Company for the fiscal year ending December 31, 2003 by the following vote:

			Broker
For	Against	Abstentions	No-Votes
No. of Shares	No. of Shares	No. of Shares	No. of Shares

35,365,237	767,189	151,056	—

ITEM 5.   OTHER INFORMATION

DIVIDEND INFORMATION

On March 20, 2003, the Board of Directors declared a quarterly cash dividend of 26.25 cents per share, payable May 15, 2003, to shareholders of record on April 15, 2003.

OFFICER INFORMATION

Paul C. Coppock, Senior Vice President, Chief Administrative Officer, General Counsel and Secretary, has resigned his position effective May 9, 2003, to pursue teaching and other interests. After that date, he will continue to act as an advisor to the Company under the terms of the Agreement which is filed herewith as Exhibit Number 10(a).

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART II — OTHER INFORMATION

ITEM 6(a). EXHIBITS

Listing of Exhibits filed with Form 10-Q:

Exhibit Number	Data Required	Location

10(a)	Settlement and Consulting Agreement	Exhibit

99(a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit

99(b)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit

ITEM 6(b). REPORTS ON FORM 8-K

On April 24, 2003, the Company filed a Form 8-K, Item 12 for earnings released on April 24, 2003.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARSCO CORPORATION

(Registrant)

DATE	May 12, 2003	/S/ Salvatore D. Fazzolari

Salvatore D. Fazzolari Senior Vice President, Chief Financial Officer and Treasurer

DATE	May 12, 2003	/S/ Stephen J. Schnoor

Stephen J. Schnoor Vice President and Controller

CERTIFICATIONS

I, Derek C. Hathaway, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Harsco Corporation;

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

May 12, 2003

/s/ Derek C. Hathaway

Derek C. Hathaway
Chief Executive Officer

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

May 12, 2003

/s/ Salvatore D. Fazzolari

Salvatore D. Fazzolari
Chief Financial Officer