Form 10-Q
period 2003-06-30
HARSCO CORP
filed 2003-08-11
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

YES     ☒              NO    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES    ☒             NO    ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2003
Common stock, par value $1.25 per share	40,707,943

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands, except per share amounts)	2003	2002(a)	2003	2002(a)

Revenues from continuing operations:
Service sales	$374,119	$335,690	$721,722	$645,558
Product sales	162,341	174,655	302,640	323,390

Total revenues	536,460	510,345	1,024,362	968,948

Costs and expenses from continuing operations:
Cost of services sold	272,486	241,922	534,223	469,109
Cost of products sold	131,356	136,899	245,293	254,229
Selling, general and administrative expenses	81,453	80,629	161,965	159,023
Research and development expenses	800	707	1,672	1,564
Other expenses	1,399	1,702	2,337	3,037

Total costs and expenses	487,494	461,859	945,490	886,962

Operating income from continuing operations	48,966	48,486	78,872	81,986

Equity in income of affiliates, net	99	85	261	290
Interest income	379	866	1,076	2,229
Interest expense	(10,259)	(11,223)	(20,526)	(22,449)

Income from continuing operations before income taxes and
minority interest	39,185	38,214	59,683	62,056

Income tax expense	(12,135)	(11,799)	(18,485)	(19,191)

Income from continuing operations before minority interest	27,050	26,415	41,198	42,865

Minority interest in net income	(1,596)	(1,588)	(3,274)	(3,033)

Income from continuing operations	25,454	24,827	37,924	39,832

Discontinued operations:
Income (loss) from operations of discontinued business	3	(715)	(209)	(2,034)
Gain on disposal of discontinued business	233	2,868	528	2,868
Income tax expense	(85)	(779)	(115)	(304)

Income from discontinued operations	151	1,374	204	530

Net Income	$25,605	$26,201	$38,128	$40,362

Average shares of common stock outstanding	40,615	40,353	40,579	40,198

Basic earnings per common share:
Continuing operations	$.63	$.62	$.93	$.99
Discontinued operations	--	.03	.01	.01

Basic earnings per common share	$.63	$.65	$.94	$1.00

Diluted average shares of common shares outstanding	40,872	40,938	40,764	40,738

Diluted earnings per common share:
Continuing operations	$.62	$.61	$.93	$.98
Discontinued operations	.01	.03	.01	.01

Diluted earnings per common share	$.63	$.64	$.94	$.99

(a)	In order to comply with the Financial Accounting Standards Board (FASB) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” 2002 information has been reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30	December 31
(In thousands)	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$63,975	$70,132
Accounts receivable, net	438,981	388,872
Inventories	183,806	181,712
Other current assets	54,927	61,686

Total current assets	741,689	702,402

Property, plant and equipment, net	838,233	807,935
Goodwill, net	386,357	377,220
Other assets	102,840	102,493
Assets held for sale	2,118	9,247

Total assets	$2,071,237	$1,999,297

LIABILITIES
Current liabilities:
Short-term borrowings	$16,806	$22,362
Current maturities of long-term debt	9,791	11,695
Accounts payable	162,552	166,871
Accrued compensation	37,795	39,456
Income taxes	46,146	43,411
Dividends payable	10,682	10,642
Other current liabilities	185,823	179,413

Total current liabilities	469,595	473,850

Long-term debt	622,525	605,613
Deferred income taxes	64,329	62,096
Insurance liabilities	46,412	44,090
Other liabilities	150,182	167,069
Liabilities associated with assets held for sale	1,977	2,039

Total liabilities	1,355,020	1,354,757

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock	83,988	83,793
Additional paid-in capital	115,105	110,639
Accumulated other comprehensive expense	(192,809)	(242,978)
Retained earnings	1,313,656	1,296,855

	1,319,940	1,248,309

Treasury stock	(603,723)	(603,769)

Total shareholders’ equity	716,217	644,540

Total liabilities and shareholders’ equity	$2,071,237	$1,999,297

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30
(In thousands)	2003	2002

Cash flows from operating activities:
Net income	$38,128	$40,362
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
Depreciation	80,773	76,171
Amortization	718	838
Equity in income of affiliates, net	(262)	(290)
Dividends or distributions from affiliates	1,335	144
Other, net	2,498	7,227
Changes in assets and liabilities, net of acquisitions
and dispositions of businesses:
Accounts receivable	(36,460)	(18,621)
Inventories	335	(3,744)
Accounts payable	(10,880)	(29,115)
Net disbursements related to discontinued defense business	(434)	(505)
Other assets and liabilities	14,577	7,936

Net cash provided by operating activities	90,328	80,403

Cash flows from investing activities:
Purchases of property, plant and equipment	(62,789)	(60,020)
Purchase of businesses, net of cash acquired	(23,486)	—
Proceeds from sales of assets	12,957	37,186
Other investing activities	—	(19)

Net cash used by investing activities	(73,318)	(22,853)

Cash flows from financing activities:
Short-term borrowings, net	(10,968)	520
Current maturities and long-term debt:
Additions	82,292	88,805
Reductions	(81,107)	(142,296)
Cash dividends paid on common stock	(21,286)	(20,029)
Common stock issued-options	4,047	13,177
Other financing activities	(3,552)	(3,298)

Net cash used by financing activities	(30,574)	(63,121)

Effect of exchange rate changes on cash	7,407	4,282

Net decrease in cash and cash equivalents	(6,157)	(1,289)

Cash and cash equivalents at beginning of period	70,132	67,407

Cash and cash equivalents at end of period	$63,975	$66,118

(a)	In order to comply with the Financial Accounting Standards Board (FASB) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” 2002 information has been reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands)	2003	2002	2003	2002

Net income	$25,605	$26,201	$38,128	$40,362

Other comprehensive income (expense):
Foreign currency translation adjustments	28,442	21,474	33,098	17,843
Net gains (losses) on cash flow hedging instruments, net of deferred
income taxes	(8)	20	(5)	18
Pension liability adjustments, net of deferred income taxes	(5,616)	(39)	17,074	(27)
Unrealized gain on marketable securities	--	44	--	44
Reclassification adjustment for (gain) loss on marketable securities,
net of deferred income taxes included in net income	--	--	2	(337)

Other comprehensive income	22,818	21,499	50,169	17,541

Total comprehensive income	$48,423	$47,700	$88,297	$57,903

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

B.  Reclassifications

Certain reclassifications have been made to prior years’ amounts to conform with current year classifications. These reclassifications relate principally to segment information and to operations previously classified as discontinued operations.

The segment information has been reclassified to conform to the current presentation as described in Note 14, “Information by Segment and Geographic Area,” to the Company’s Form 10-K for the year ended December 31, 2002.

In the 10-Q filing for the period ending June 30, 2002, IKG Industries, a business unit of Other Infrastructure Products and Services was classified as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS 144). In August 2002, the transaction to sell IKG was terminated and the Company ceased marketing the business. Accordingly, IKG has been included in continuing operations for all periods presented and the assets and liabilities are no longer classified as “held for sale.”

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

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands, except per share amounts)	2003	2002	2003	2002

Net income:
As reported	$25,605	$26,201	$38,128	$40,362
Compensation expense (a)	(353)	(563)	(834)	(1,217)

Pro forma	$25,252	$25,638	$37,294	$39,145

Basic earnings per share:
As reported	$.63	$.65	$.94	$1.00
Pro forma	.62	.64	.92	.97
Diluted earnings per share:
As reported	.63	.64	.94	.99
Pro forma	.62	.63	.92	.96

(a)	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

D.  Review of Operations by Segment (a)

	Three Months Ended		Three Months Ended
	June 30, 2003		June 30, 2002(b)
		Operating
		Income		Operating
(In millions)	Sales (c)	(loss) (d)	Sales (c)	Income (d)

Mill Services Segment	$203.7	$25.7	$175.1	$17.8
Access Services Segment	157.9	10.8	145.2	11.3
Gas and Fluid Control Segment	81.2	4.6	91.4	8.2

Segment Totals	442.8	41.1	411.7	37.3
Other Infrastructure Products and Services	93.7	8.6	98.6	11.2
General Corporate	—	(0.7)	—	—

Consolidated Totals	$536.5	$49.0	$510.3	$48.5

	Six Months Ended		Six Months Ended
	June 30, 2003		June 30, 2002(b)
		Operating		Operating
(In millions)	Sales (c)	Income (d)	Sales (c)	Income (d)

Mill Services Segment	$392.0	$42.4	$336.2	$32.5
Access Services Segment	305.3	15.4	278.6	19.4
Gas and Fluid Control Segment	157.3	7.6	173.9	12.4

Segment Totals	854.6	65.4	788.7	64.3
Other Infrastructure Products and Services	169.8	12.8	180.2	17.4
General Corporate	--	0.7	--	0.3

Consolidated Totals	$1,024.4	$78.9	$968.9	$82.0

(a)	Segment information for prior periods has been reclassified to conform with the current presentation.
(b)	In order to comply with the Financial Accounting Standards Board (FASB) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” 2002 information has been reclassified for comparative purposes.
(c)	Sales from continuing operations.
(d)	Operating income (loss) from continuing operations.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

Reconciliation of Segment Operating Income to Consolidated Income
Before Income Taxes and Minority Interest

	Three Months Ended		Six Months Ended
	June 30		June 30
(In millions)	2003	2002	2003	2002

Segment Operating Income	$41.1	$37.3	$65.4	$64.3

Other Infrastructure Products and Services	8.6	11.2	12.8	17.4

General Corporate	(0.7)	—	0.7	0.3

Operating income from continuing operations	49.0	48.5	78.9	82.0

Equity in income of affiliates, net	0.1	0.1	0.2	0.3

Interest income	0.4	0.8	1.1	2.2

Interest expense	(10.3)	(11.2)	(20.5)	(22.4)

Income from continuing operations before income taxes	$39.2	$38.2	$59.7	$62.1
and minority interest

E.  Accounts Receivable and Inventories

Accounts receivable are net of an allowance for doubtful accounts of $33.7 million and $36.5 million at June 30, 2003 and December 31, 2002, respectively. The provision for doubtful accounts was $(0.2) million and $5.5 million for the six months ended June 30, 2003 and 2002, respectively.

Inventories consists of:

	June 30	December 31
(In thousands)	2003	2002

Finished goods	$60,866	$58,906
Work-in-process	26,300	24,287
Raw materials and purchased parts	71,380	74,775
Stores and supplies	25,260	23,744

Total Inventory	$183,806	$181,712

F.  Property, Plant and Equipment

Property, plant and equipment consists of:

	June 30	December 31
(In thousands)	2003	2002

Land and improvements	$38,330	$36,444
Buildings and improvements	170,319	167,184
Machinery and equipment	1,680,967	1,594,858
Uncompleted construction	30,201	20,078

Gross property, plant and equipment	1,919,817	1,818,564
Less accumulated depreciation and facilities valuation allowance	(1,081,584)	(1,010,629)

Net property, plant and equipment	$838,233	$807,935

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

G.  Goodwill and Other Intangible Assets

The following table reflects the changes in carrying amounts of goodwill for the six months ended June 30, 2003:

				Other
			Gas and	Infrastructure
	Mill	Access	Fluid	Products and	Consolidated
(In Thousands)	Services	Services	Control	Services	Totals

Balance as of December 31, 2002, net of
accumulated amortization	$193,121	$139,224	$36,693	$8,182	$377,220

Goodwill acquired during year	—	238	—	—	238

Goodwill written off related to sale of business	—	—	—	—	—

Other (principally foreign currency translation)	5,478	3,466	—	(45)	8,899

Balance as of June 30, 2003, net of	$198,599	$142,928	$36,693	$8,137	$386,357
accumulated amortization

Intangible assets, which are included principally in Other assets on the Condensed Consolidated Balance Sheet, totaled $10.7 million, net of accumulated amortization of $7.5 million at June 30, 2003 and $3.2 million, net of accumulated amortization of $7.1 million at December 31, 2002. The following chart reflects these intangible assets by major category.

	June 30, 2003		December 31, 2002
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization

Customer relationships	$6,355	$36	$559	$6

Non-compete agreements	4,862	3,496	4,150	3,346

Patents	4,144	3,108	4,063	2,908

Other (a)	2,893	905	1,514	833

Total	$18,254	$7,545	$10,286	$7,093

(a)	Includes $0.1 million of intangible assets acquired in 2003 that are classified in Other current assets.

The increase in intangible assets is due to the acquisitions discussed in Note H, “Acquisitions and Dispositions.” As part of these transactions, the Company acquired the following intangible assets (by major class) which are subject to amortization:

	Gross Carrying		Weighted-average
(In thousands)	Amount	Residual Value	amortization period

Non-compete agreements	$647	None	3 years

Customer relationships	5,783	None	29 years

Other	1,350	None	5 years

Total	$7,780

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

There were no research and development assets acquired and written off.

Amortization expense for intangible assets was $0.4 million and $0.5 million for the six months ended June 30, 2003 and 2002, respectively. The following chart shows the estimated amortization expense for the next five fiscal years based on current intangible assets.

(In thousands)	2003	2004	2005	2006	2007

Estimated Amortization Expense	$1,079	$1,339	$1,214	$990	$763

H.   Acquisitions and Dispositions

Acquisitions
In June 2003, the Company completed the acquisition of the domestic mill services unit of C. J. Langenfelder & Son, Inc., an industrial services company. This acquisition gives the Company expanded presence with two major North American steel producers. The Company also acquired a small product line for the Company’s international access services business. The proforma impact of these acquisitions is not material.

Dispositions – Assets Held for Sale and Discontinued Operations
In management’s ongoing strategic efforts to increase the Company’s focus on core industrial services, certain manufacturing operations have been divested. Effective March 21, 2002, the Board of Directors authorized the sale of the Capitol Manufacturing business, a business unit of the Gas and Fluid Control Segment. A significant portion of the Capitol Manufacturing business was sold on June 28, 2002. The Company continues to recognize income from inventory consigned to the buyer in accordance with the sale agreement and when all revenue recognition criteria have been met. This business has been included in discontinued operations and the assets and liabilities have been separately identified on the Balance Sheet as “held for sale” for all periods presented. There were no sales from discontinued operations for the six months ended June 30, 2003 as the business was sold during 2002. The sales from discontinued operations for the six months ended June 30, 2002 were $35.5 million. These sales were excluded from revenues from continuing operations reported on the Condensed Consolidated Statement of Income. The income (loss) from discontinued operations does not include any charges to reduce the book value of the business held for sale to its fair market value less cost to sell, since the fair value of the business exceeded the book value.

Throughout 2002, management approved the sale of certain long-lived assets (primarily land and buildings) of the Access Services and Mill Services Segments. Accordingly, these assets have been separately identified on the Balance Sheet as “held for sale” for all periods presented. Several of these assets were sold during the first six months of 2003 resulting in the decrease noted below.

The major classes of assets and liabilities “held for sale” included in the Condensed Consolidated Balance Sheet are as follows:

	June 30	December 31
(In thousands)	2003	2002

ASSETS
Accounts receivable, net	$532	$595
Inventories	351	727
Other current assets	20	21
Property, plant and equipment, net	1,215	7,904

Total assets “held for sale”	$2,118	$9,247

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

	June 30	December 31
(In thousands)	2003	2002

LIABILITIES
Accounts payable	$509	$463
Income taxes	1,072	958
Other current liabilities	396	618

Total liabilities associated with assets
“held for sale”	$1,977	$2,039

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

The settlement does not resolve the claim by the Internal Revenue Service (“IRS”) that, contrary to the Company’s position, certain cargo truck models sold by the Company should be considered to have gross vehicle weights in excess of the 33,000 pound threshold under FET law, are not entitled to an exemption from FET under any other theory, and therefore are taxable. In 1999, the IRS assessed an increase in FET of $30.4 million plus penalties and applicable interest currently estimated to be $12.4 million and $68.1 million, respectively. In October 1999, the Company posted an $80 million bond required as security by the IRS. This increase in FET takes into account offsetting credits of $9.2 million, based on a partial allowance of the Company’s $31.9 million claim that certain truck components are exempt from FET. The IRS disallowed in full the Company’s additional claim that it is entitled to the entire $52 million of FET (plus applicable interest currently estimated by the Company to be $59.8 million) the Company has paid on the five-ton trucks, on the grounds that such trucks qualify for the FET exemption applicable to certain vehicles specially designed for the primary function of off-highway transportation. In the event that the Company ultimately receives from the IRS a refund of tax (including applicable interest) with respect to which the Company has already received reimbursement from the Army, the refund would be allocated between the Company and the Army. In August 2000, the Company filed legal action against the Government in the U.S. Court of Federal Claims challenging the assessment and seeking a refund of all FET that the Company has paid on five-ton trucks. That action is proceeding and management expects that the trial will be scheduled to commence in late 2003 or early 2004. Although there is risk of an adverse outcome, both the Company and the Army believe that the cargo trucks are not taxable. No recognition has been given in the accompanying financial statements for the Company’s claims for refund from the IRS.

The settlement agreement with the Army preserved the Company’s right to seek reimbursement of after-imposed tax from the Army in the event that the cargo trucks are determined to be taxable, but the agreement limited the reimbursement to a maximum of $21 million. Additionally, in an earlier contract modification, the Army accepted responsibility for $3.6 million of the potential tax, bringing its total potential responsibility up to $24.6 million. As of September 30, 2000, the Army paid the Company this entire amount and the Company paid those funds to the IRS, subject to its pending refund claim plus applicable interest. Thus, the Company has satisfied a portion of the disputed tax assessment. If the Company succeeds in its refund claim against the IRS, it will owe the Army the amount recovered that corresponds to the $24.6 million plus appropriate interest.

Even if the cargo trucks are ultimately held to be taxable, the Army’s contribution of $24.6 million toward payment of the tax (but not interest or penalty, if any), would result in a net maximum liability for the Company of $5.8 million plus penalties and applicable interest currently estimated to be $12.4 million and $68.1 million, respectively. The Company

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

believes it is unlikely that resolution of this matter will have a material adverse effect on the Company’s financial position; however, it could have a material effect on quarterly or annual results of operations and cash flows.

        Environmental – The Company is involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a “potentially responsible party” for certain waste disposal sites. While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company. The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Consolidated Balance Sheet at both June 30, 2003 and December 31, 2002 includes an accrual of $3.2 million for environmental matters. The amounts charged against pre-tax earnings related to environmental matters totaled $0.6 million and $0.2 million for the first six months of 2003 and 2002, respectively.

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

In January 2002, the New Jersey Department of Environmental Protection (“NJDEP”) issued Notices of Civil Administrative Penalty Assessment to the Company for violations of the New Jersey Air Pollution Control Act. The Notices allege that the Company operated a slag processing plant in violation of the emission permit for control of slag dust. The Agency assessed civil administrative penalties totaling approximately $311,000 and the Company filed an appeal with the Agency. In March 2003, NJDEP amended its assessment and reduced the proposed penalty to $146,000. This amended order has been appealed. The Company ceased operations at the plant in the fourth quarter of 2001 for unrelated reasons.

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

As of June 30, 2003, the Company has obtained dismissal by stipulation, or summary judgment prior to trial, in all cases that have proceeded to trial (approximately 663 dismissals). The Company has not paid any amounts in settlement of these cases, with the exception of two settlements totaling less than $10,000 paid by the insurance company prior to 1998. The Company’s insurance carrier has paid all legal costs and expenses to date. The Company has liability insurance coverage available under various primary and excess policies that the Company believes will be available if necessary to substantially cover any liability that might ultimately be incurred on these claims.

As of June 30, 2003, there were approximately 38,740 open personal injury claims of which approximately 3,330 were filed in the quarter ended June 30, 2003. Approximately 25,950 of these cases are filed in the New York State court for New York County. Almost all of these complaints contain a standard claim for damages of $20 million or $25 million against the approximately 90 defendants, regardless of the individual’s alleged medical condition, and without identifying any product of the Company. Approximately 12,490 of these cases are filed in the state courts of various counties in Mississippi. Almost all of these complaints contain a standard claim for an unstated amount of damages against the numerous defendants (typically 240 to 270), without identifying any product of the Company. The other claims totaling approximately 300 are filed in various counties in a number of state courts, and in U.S. Federal District Court for the

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

Eastern District of Pennsylvania, and the complaints assert lesser amounts than the New York County cases or do not state any amount claimed.

In view of the current litigation climate, which as of yet has not been sufficiently addressed either politically or legally, the Company expects to continue to receive further claims. However, there were developments during the fourth quarter of 2002 that could have a favorable effect for the Company regarding pending and future claims in New York County, and claims filed in Mississippi after 2002. In December 2002, the court in New York County issued an order which created a Deferred Docket for all pending and future asbestos claims of plaintiffs who do not meet minimum criteria for discernible physical impairment, and an Active Docket for plaintiffs who meet the minimum criteria. Each claim on the Deferred Docket will remain inactive unless the plaintiff can show to the court impairment which meets the minimum criteria for placement on the Active Docket. The list of claims placed on the Deferred Docket is scheduled to be issued in the fall of 2003. The Company expects that a substantial majority of the 25,950 claims against it in New York County will be placed on the Deferred Docket. Also, in the fourth quarter of 2002, Mississippi enacted tort reform legislation that made changes in the law favorable to the Company’s defense, which will apply to all cases filed on or after January 1, 2003. The majority of the approximately 12,490 claims pending against the Company in Mississippi were filed in the fourth quarter of 2002, in advance of this more restrictive legislation taking effect.

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

During the first six months of 2003, the Company continued its strategy to reduce costs and streamline operations. Execution of this strategy included the sale of certain operating locations, as well as continued staff reductions in both administrative and operating positions. Under these reorganization actions, the Company and its management have established and approved specific plans of termination. During the six months ended June 30, 2003, the Company initiated reorganization actions in several operations, including, but not limited to, certain operations located in the U.S., the U.K., Belgium, Germany and Canada. There were no individually material reorganization actions initiated during the six months ended June 30, 2003; however, the following table summarizes these actions in aggregate for the Company:

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

(In thousands)
	First Quarter	Second Quarter
Original reorganization action period	2003	2003	Total

Employee termination benefits expense	$1,590	$915	$2,505

Payments:
In 1st quarter of 2003	(283)	—	(283)
In 2nd quarter of 2003	(1,085)	(735)	(1,820)

Total payments:	(1,368)	(735)	(2,103)
Other:	—	—	—

Remaining payments as of June 30, 2003	$222	$180	$402

The total amount of employee termination benefits expense expected to be incurred and the actual expenses incurred to date for the three and six months ended June 30, 2003 by reportable segment were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2003		June 30, 2003
	Total Costs		Total Costs
	Expected to be	Costs Incurred	Expected to be	Costs Incurred
(In thousands)	Incurred	to Date	Incurred	to Date

Mill Services Segment	$406	$406	$1,401	$1,401

Access Services Segment	164	164	424	424

Gas and Fluid Control Segment	88	88	117	117

Other Infrastructure Products and Services	114	114	353	353

Corporate	143	143	210	210

Total	$915	$915	$2,505	$2,505

The following table summarizes employee termination benefit costs and payments (associated with continuing operations) related to reorganization actions initiated prior to January 1, 2003:

(In thousands)

Original reorganization action period	2002	2001

Employee termination benefits expense	$7,140	$10,135

Payments: (a)
In 2001	—	(6,142)
In 2002	(4,438)	(1,997)
In 2003	(2,469)	(2,204)

Total payments:	(6,907)	(10,343)
Other:	49	245

Remaining payments as of June 30, 2003 (b)	$282	$37 (c)

(a)	Payments are categorized according to the original reorganization action period to which they relate (2002 or 2001).

(b)	Remaining payments are categorized according to the original reorganization action period to which they relate (2002 or 2001).

(c)	Remaining payments relate principally to a reorganization in Germany that commenced in December 2001. Final payments are expected to be completed by the third quarter of 2003.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

K.  Reconciliation of Basic and Diluted Shares

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands, except per share amounts)	2003	2002	2003	2002

Income from continuing operations	$25,454	$24,827	$37,924	$39,832

Average shares of common stock outstanding used
to compute basic earnings per common share
from continuing operations	40,615	40,353	40,579	40,198

Additional common shares to be issued assuming
exercise of stock options, net of shares assumed
reacquired	257	585	185	540

Shares used to compute dilutive effect of stock
options	40,872	40,938	40,764	40,738

Basic earnings per common share from continuing
operations	$.63	$.62	$.93	$.99

Diluted earnings per common share from continuing
operations	$.62	$.61	$.93	$.98

Options to purchase 225,460 shares and 32,000 shares were outstanding at June 30, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the effect was antidilutive.

L.  Off-Balance Sheet Risk – Third Party Guarantees

The Company guarantees the debt of certain third parties related to its international operations. These guarantees are provided to enable the third parties to obtain financing of their operations. In return for these guarantees, other management services and the use of one of the Company’s trade names, the Company receives fifty percent of the profits from these operations. These guarantees are renewed on an annual basis and the Company would only be required to perform under the guarantee if the third parties default on their debt. The maximum potential amount of future payments (undiscounted) related to these guarantees was $2.9 million at June 30, 2003 and December 31, 2002. There is no recognition of this potential future payment in the accompanying financial statements as the Company believes the potential for making these payments is remote. One of these guarantees renewed in June 2003; accordingly a liability for the fair value of the guarantee instrument was recognized in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45) which the Company adopted January 1, 2003. This liability is included in Other current liabilities on the Condensed Consolidated Balance Sheet. The recognition of this liability did not have a material impact on the Company’s financial condition or results of operations for the three months or six months ended June 30, 2003.

In the normal course of business, the Company provides legal indemnifications related primarily to the performance of its products and services and patent and trademark infringement of its goods and services sold. These indemnifications generally relate to the performance (regarding function, not price) of the respective goods or services and therefore no liability is recognized related to the fair value of such guarantees.

As part of the acquisition of a mill services business in the second quarter of 2003, the Company assumed certain customer contracts. These contracts include certain indemnifications that require the Company to indemnify the customer for certain claims that may be filed against the customer. These claims could be the result of actions that would be outside of the Company’s control. The Company believes that performance under these indemnifications is remote and therefore has not recognized any liabilities on the Condensed Consolidated Balance Sheet.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

M.   New Financial Accounting Standards Issued

SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149)

In April 2003, the FASB issued SFAS 149 which amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted SFAS 149 on July 1, 2003. The adoption of SFAS 149 did not have a material effect on the Company’s financial position, results of operations or cash flows.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150)

In May 2003, the FASB issued SFAS 150 which requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company’s existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The Company adopted SFAS 150 on June 1, 2003. The adoption of SFAS 150 did not have a material effect on the Company’s financial position, results of operations or cash flows.

Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF 00-21)

In November 2002, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on EITF 00-21 which provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes. It further states, that if this division is required, the arrangement consideration should be allocated among the separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods that begin after June 15, 2003. The Company implemented EITF 00-21 effective July 1, 2003. The adoption of EITF 00-21 did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

Factors which could cause results to differ include, but are not limited to: (1) changes in the worldwide business environment in which the Company operates, including general economic conditions; (2) changes in currency exchange rates, interest rates and capital costs; (3) changes in the performance of stock and bond markets, that could affect the valuation of the assets in the Company’s pension plans and the accounting for pension assets, liabilities and expense; (4) changes in governmental laws and regulations, including taxes and import tariffs; (5) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services and technologies; (6) unforeseen business disruptions in one or more of the many countries which the Company operates due to political instability, civil unrest, armed hostilities or other calamities; (7) the potential loss of sales to customers in countries encountering outbreaks of Severe Acute Respiratory Syndrome (SARS) and the wider economic impact of this disease or other similar disease outbreaks; and (8) other risk factors listed from time to time in the Company’s SEC reports. The Company does not intend to update this information and disclaims any legal liability to the contrary.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

Liquidity and Capital Resources
The Company’s principal sources of liquidity are net cash provided by operating activities and short-term borrowings under its various credit agreements. One of the Company’s strategic objectives for 2003 is to generate excess or discretionary cash flows and redeploy the cash to strategically grow the industrial services businesses, primarily the mill services and railway track maintenance products and services businesses. To illustrate the execution of this strategy, the Company’s capital expenditures during the first six months of 2003 were focused primarily in the industrial services businesses. In the second quarter of 2003, the Company announced five new mill services contracts and acquired the mill services unit of C. J. Langenfelder & Son, Inc. Additionally, during the second quarter of 2003 the Company’s Harsco Track Technologies division received a significant new contract for track repair and renewal services from North America’s largest railroad.

The Company’s strategies for generating discretionary cash flows for growth initiatives include principally continuing the strong net cash provided by operating activities and generating cash flows from the sale of underperforming businesses and assets. The Company historically generates a significant amount of its cash from operations during the second half of the year (approximately 70% in 2002) and expects to do so again in 2003.

Changes in the Company’s overall liquidity and capital resources from continuing operations during 2003 are reflected in the following table:

	June 30	December 31	Increase
(Dollars are in millions)	2003	2002	(Decrease)

Current Assets	$741.7	$702.4	$39.3
Less: Current Liabilities	469.6	473.8	(4.2)

Working Capital	$272.1	$228.6	$43.5

Current Ratio	1.6:1	1.5:1

Notes Payable and Current Maturities	$26.6	$34.1	$(7.5)
Long-term Debt	622.5	605.6	16.9

Total Debt	649.1	639.7	9.4
Total Equity	716.2	644.5	71.7

Total Capital	$1,365.3	$1,284.2	$81.1

Total Debt to Total Capital	47.5%	49.8%	(2.3%)

        Working Capital Position – Working capital increased 19% in the first six months of 2003 and the current ratio increased to 1.6:1 when compared with December 31, 2002. Current assets increased by $39.3 million due principally to an increase in accounts receivable of $50.1 million that was partially offset by decreases in cash and other current assets of $6.2 million and $6.8 million, respectively.

The $50.1 million increase in accounts receivable was principally due to increased receivables of $18.7 million and $10.8 million in the Mill Services and Access Services segments, respectively, and $17.9 million in certain businesses (Harsco Track Technologies and Reed Minerals) of Other Infrastructure Products and Services. The increase in the Mill Services Segment was due principally to an increase in sales in the second quarter of 2003 versus the fourth quarter of 2002. Also contributing to the increase was $8.7 million from foreign currency translation principally caused by the weakening of the U.S. dollar in relation to the British pound sterling and the euro, and the timing of cash receipts due in part to customers making accelerated payments in December 2002 that were not repeated in June 2003. The accounts receivable increases in the Access Services Segment and Other Infrastructure Products and Services were due principally to increased volume in the second quarter of 2003 when compared with the fourth quarter of 2002, as well as foreign currency translation.

Also contributing to the increase in working capital was a $4.2 million decrease in current liabilities. This net decrease was the result of several offsetting changes that included the following: a $7.5 million decrease in short-term borrowings and current maturities of long-term debt due to the Company paying down debt and financing current liquidity needs with lower cost commercial paper, which is classified as long-term debt, versus higher cost short-term credit facilities; a $4.3

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

million decrease in accounts payable principally as a result of inventory reductions and the timing of payments in the Access Services Segment; and a $6.4 million increase in other current liabilities. The increased other current liabilities was due primarily to $12.0 million increased accrued interest on the 200 million British pound sterling notes payable, partially offset by decreases in other current liabilities across the Access Services and Gas and Fluid Control Segments and Other Infrastructure Products and Services.

      Net Cash Provided by Operating Activities

	For the Six Months Ended
	June 30
(In millions)	2003	2002

Net cash provided by operating activities:	$90.3	$80.4

The increase in net cash provided by operating activities reflects working capital improvements, particularly inventories and accounts payable, and changes to Other assets and liabilities, principally accrued income taxes and pension liabilities in the first six months of 2003 when compared with the first six months of 2002. Increases in cash flows from the change in Other assets and liabilities were principally due to approximately $11.1 million from the timing of tax payments, and $7.9 million from changes in long-term pension liabilities due to the timing of pension funding. These increases were partially offset by $10.4 million from the change in deferred taxes as a result of U.S. GAAP versus tax temporary differences.

        Cash Investing and Financing Activities – Capital investments for the first six months of 2003 were $62.8 million, an increase of $2.8 million from the first six months of 2002. Investments were made predominantly in the industrial services businesses. The Company also invested $23.5 million on two industrial service acquisitions. This included the acquisition of a domestic mill services company and a small product line for the international access services business. The Company realized $13.0 million in cash from asset sales during the first six months of 2003, which was down $24.2 million from the 2002 period. This decrease, on a comparative basis, is due to the sale of Capitol Manufacturing and a plant associated with the roofing granules business in the second quarter of 2002. The Company expects targeted asset sales in 2003 to be approximately $30 million. The Company’s management continues to strategically evaluate on an Economic Value Added (EVA®) basis all underperforming assets and businesses for possible sale.

Long-term debt increased $16.9 million in the first six months of 2003, principally as a result of the purchase of businesses and foreign exchange translation. Despite the increase in debt, the Company’s debt as a percent of total capital decreased in the first six months of 2003 to 47.5% from 49.8% at December 31, 2002. This was due to a $71.7 million increase in equity. The increase in equity was due to several factors, the largest being positive cumulative translation adjustments totaling $33.1 million in the first six months of 2003. These increases were due principally to the strengthening of the euro and British pound sterling against the U.S. dollar since December 31, 2002. Also contributing to the increase in equity was a pension equity adjustment that increased equity $17.1 million, net of $5.6 million negative effect of foreign currency translation, and an increase in retained earnings of $16.8 million. The pension equity adjustment was the result of pension plan amendments to the Company’s U.K. pension plan that required the Company to recalculate the pension minimum liability equity adjustment originally recorded in the fourth quarter of 2002.

The Company’s history of cash dividends, paid at the same or increased rates for the 212th consecutive quarter in May 2003, demonstrates the Company’s continued commitment to creating value through returns to stockholders.

On June 24, 2003, the Board of Directors increased the share repurchase authorization to 1,000,000 shares from the previously authorized 499,154 shares. This authorization was granted to enable management to repurchase the Company’s shares only when deemed appropriate. The authorization is not an indication that share repurchases will actually occur.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

      Financial Statistics from Continuing Operations for the Six Months Ended June 30

	2003	2002

Harsco stock price high-low	$36.88-$27.50	$44.48-$32.00
Annualized return on average equity (a)	11.0%	11.3%

(a)

Annualized return on average equity is calculated by dividing annualized income from continuing operations by the six month weighted average equity. This ratio is based upon current year-to-date results that may not be representative of actual results the Company achieves for the twelve months ended December 31, 2003. It should be noted that the actual return on equity for the twelve months ended December 31, 2002 was 12.6%.

The Company’s slightly lower return on average equity was due to decreased income from continuing operations in the first six months of 2003 compared with the first six months of 2002. The Company’s book value per share increased to $17.60 per share at June 30, 2003 from $15.90 at December 31, 2002 due principally to a combination of increased equity from positive foreign currency translation adjustments, the pension adjustment to shareholders’ equity, and an increase to retained earnings (due to income). Foreign currency translation adjustments and the pension adjustment to shareholders’ equity are recorded as part of other comprehensive income or expense.

        Credit and Equity Financing Facilities – The Company has various credit facilities and commercial paper programs available for use throughout the world. These facilities and programs are explained in detail in the Company’s Form 10-K for the year ended December 31, 2002. The following chart illustrates the amounts outstanding on credit facilities and commercial paper programs and available credit at June 30, 2003. The Company limits the aggregate commercial paper and syndicated credit facility borrowings at any one time to a maximum of $375 million. This reduction of $50 million from the $425 million self-imposed limit at December 31, 2002 was made in conjunction with the Company’s decision in January 2003 not to renew one of the $50 million bilateral credit facilities that was considered excess to the Company’s financing needs.

	Facility	Outstanding	Available
	Limit at	Balance at	Credit at
(In millions)	June 30, 2003	June 30, 2003	June 30, 2003

U.S. commercial paper program	$350.0	$75.7	$274.3
Euro commercial paper program (a)	85.0	17.1	67.9
Revolving credit facility (b)	350.0	—	350.0
Bilateral credit facility (c)	25.0	4.3	20.7

Totals at June 30, 2003	$810.0	$97.1	$712.9	(d)

(a)

The Company discontinued its 250 million euro commercial paper program in the second quarter of 2003 since it was excess to the Company’s current credit needs. If needed in the future, the Company has the ability to reinstate the program.

(b)	U.S.-based Program. $131.3 million of this facility is expected to be renewed in August 2003, prior to its September 2003 expiration.
(c)	International-based Program
(d)	Although the Company has significant available credit, it is the Company’s policy to limit aggregate commercial paper and credit facility borrowings at any one time to a maximum of $375 million.

A Form S-3 shelf registration is on file with the Securities and Exchange Commission for the possible issuance of up to an additional $200 million of new debt securities, preferred stock or common stock. The Company intends to refinance its $150 million, 6.0% notes due September 15, 2003 with debt securities and intends to use this shelf registration for the refinancing. The Company anticipates being able to refinance its $150 million notes at a lower rate than the current 6.0%. For each one percentage point decrease in the interest rate from the current 6.0%, the pre-tax interest savings would be approximately $1.5 million per year.

        Credit Ratings and Outlook – The Company’s outstanding long-term notes (both U.S. and International) are rated A- by Standard & Poor’s, A- by Fitch and A-3 by Moody’s. The Company’s U.S.-based commercial paper is rated A-2 by Standard & Poor’s, F-2 by Fitch and P-2 by Moody’s. During the second quarter of 2003, Fitch reaffirmed its credit rating

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

of the Company and raised its outlook for the Company from negative to stable. A downgrade to the Company’s credit rating would probably increase the costs to the Company to borrow funds. An improvement in the Company’s credit rating would probably decrease the costs to the Company to borrow funds.

The Company’s financial position and debt capacity should enable it to meet current and future requirements. As additional resources are needed, the Company should be able to obtain funds readily and at competitive costs. The Company is well-positioned to continue to invest in strategic projects, pay cash dividends and reduce debt as a means to enhance shareholder value. The Company intends to use future discretionary cash flows principally for investment in strategic industrial services projects.

RESULTS OF OPERATIONS
Second Quarter of 2003 Compared with Second Quarter of 2002

	Three Months		Amount	Percent
	Ended June 30		Increase	Increase
(Dollars are in millions, except per share)	2003	2002	(Decrease)	(Decrease)

Revenues from continuing operations	$536.5	$510.3	$26.2	5%
Cost of services and products sold	403.8	378.8	25.0	7
Selling, general and administrative expenses	81.5	80.6	0.9	1
Other expenses	1.4	1.7	(0.3)	(18)
Operating income from continuing operations	49.0	48.5	0.5	1
Income from continuing operations	25.5	24.8	0.7	3
Income from discontinued operations	0.2	1.4	(1.2)	(86)
Net income	25.6	26.2	(0.6)	(2)
Diluted earnings per common share	0.63	0.64	(0.01)	(2)

Summary Analysis of Results

Revenues for the second quarter of 2003 increased by $26.2 million from the second quarter of 2002 while operating income from continuing operations increased by $0.5 million. The Company was positively affected by the weakening of the U.S. dollar in relation to the euro, the British pound sterling and the South African rand in the second quarter of 2003 when compared with the second quarter of 2002. This positive impact was partially offset by the strengthening of the U.S. dollar in relation to the Brazilian real in the second quarter of 2003 when compared with the second quarter of 2002. The overall impact of foreign currency translation resulted in increased sales and operating income in the second quarter of 2003 of approximately $32 million and $3 million, respectively, when compared with the second quarter of 2002. Additionally, the Company benefited from the continued strong performance of the international mill services business and increased rail equipment sales, primarily to international customers. These increases were somewhat offset by continued weakness in the non-residential construction business which negatively impacted results in the second quarter of 2003 for the Access Services Segment. The Company does not anticipate a rebound in the access services market until the emergence of stronger economic conditions and increased non-residential construction spending. The Company experienced reduced demand for several of its manufactured products due to the continued recessionary environment in the domestic manufacturing sector, among other factors. This impact was most pronounced in the Gas and Fluid Control Segment and the IKG grating product line of Other Infrastructure Products and Services. Also, in the second quarter of 2003, the Company recognized $0.8 million of pre-tax income from the termination of a post-retirement benefit plan; however, it was more than offset by approximately $3.4 million in increased pre-tax pension expense as well as increased energy costs. Foreign exchange translation increased interest expense in the second quarter of 2003 by approximately $0.6 million, due primarily to the impact of the strengthening of the British pound sterling on the Company’s 200 million British pound sterling debt.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

Comparative Analysis of Consolidated Results

        Revenues from Continuing Operations – Revenues from continuing operations for the second quarter of 2003 increased 5% from last year’s comparable period. This increase included the favorable effect of foreign currency translation which increased 2003 second quarter revenues $32.0 million when compared with the second quarter of 2002. Increased revenues in the Mill Services and Access Services Segments were partially offset by decreased revenues in the Gas and Fluid Control Segment and Other Infrastructure Products and Services. These changes are more fully discussed in the Segment Analysis section below.

        Cost of Services and Products Sold – Cost of services and products sold for the second quarter of 2003 increased 7% from the second quarter of 2002. This increase included the effect of foreign currency translation which increased cost of services and products sold for second quarter of 2003 by approximately $24 million when compared with the second quarter of 2002. Costs also increased as a result of a change in product mix of the access services businesses, increased energy costs and approximately $1.9 million in increased pension expense due to financial market conditions and lower interest rates which affected the SFAS No. 87 pension expense computation for 2003. These increases were partially offset by reduced costs of $1.1 million due to the net effect of business acquisitions and dispositions and income of $0.5 million from the termination of a post-retirement benefit plan.

        Selling, General and Administrative Expenses – Selling, general and administrative expenses for the second quarter of 2003 increased 1% from the second quarter of 2002. This increase included the effect of foreign currency translation which increased 2003 selling, general and administrative expenses by approximately $5 million when compared with 2002 and increased pension costs by approximately $2.1 million. These increases were partially offset by reduced bad debt expense of $4.9 million principally in international mill services, income of $0.3 million from the termination of a post-retirement benefit plan in domestic mill services and reduced commission expense of $0.6 million principally in the Access Services and Gas and Fluid Control Segments.

        Other Expenses – This income statement classification principally includes impaired asset write-downs, employee termination benefit costs and costs to exit activities, partially offset by net gains on the disposal of non-core assets. During the second quarter of 2003, the Company continued its strategy to streamline operations. This strategy included the sale of certain operating locations, as well as continued staff reductions in both administrative and operating positions. These actions resulted in net other expenses of $1.4 million in the second quarter of 2003 compared with $1.7 million in the second quarter of 2002.

Expenses for the second quarter of 2003 include $0.9 million of employee termination benefits expense, principally in the Mill Services and Access Services Segments and the Corporate Office related to operations in the United States and Europe. Additionally, $0.4 million of expense was incurred to exit certain activities principally in the Mill Services Segment. These expenses were partially offset by $0.5 million in gains resulting from the sale of non-core assets in the Mill Services and Access Services Segments.

Expenses for the second quarter of 2002 include $1.0 million of employee termination benefits expense, principally in the Mill Services Segment and the Harsco Track Technologies unit of Other Infrastructure Products and Services related to operations in the United States and Europe.

For additional information on employee termination benefits, see Note J, Costs Associated with Exit or Disposal Activities, in Part I, Item I, “Financial Statements.”

        Income from Continuing Operations – Income from continuing operations in the second quarter of 2003 was $0.7 million above the second quarter of 2002. The increase results principally from the decreased bad debt expense of $3.3 million after-tax and the favorable effect of foreign currency translation which increased 2003 second quarter income from continuing operations approximately $1.7 million after-tax when compared with the second quarter of 2002. These favorable changes were partially offset by increased pension expense of $2.8 million after-tax and decreased income in the Gas and Fluid Control Segment and the IKG business unit of Other Infrastructure Products and Services as more fully discussed in the Segment Analysis section below.

        Income from Discontinued Operations – Income from discontinued operations in the second quarter of 2003 was down $1.2 million from the second quarter of 2002. This decrease was principally the result of a $1.8 million after-tax gain on the sale of the Company’s Capitol Manufacturing business in the second quarter of 2002.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

        Net Income and Earnings Per Share – Net income and diluted earnings per share for the second quarter of 2003 were below last year’s comparable period despite increased revenue due to the lower income from discontinued operations as previously discussed.

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

        Mill Services Segment

	Three Months
	Ended June 30		Amount	Percent
(Dollars in millions)	2003	2002	Increase	Increase

Revenues from continuing operations	$203.7	$175.1	$28.6	16%
Operating income from continuing operations	25.7	17.8	7.9	44

The quarter-over-quarter revenue increase for the Mill Services Segment related to the continued strong international mill services business and, to a lesser extent, increased volume of the U.S. mill services business. The effect of foreign currency translation increased 2003 second quarter revenues by approximately $18.5 million compared with the second quarter of 2002. The continued strong international business is a result of increased volume with current customers and new contracts. The increased volume in the U.S. mill services business was a result of certain steel mills that commenced operations under new ownership during the second half of 2002. Increased global steel production in the second quarter of 2003 is a positive sign; however, there are still several challenges this industry must overcome to attain a full recovery. The current and future instability of certain steel mills (some of which are customers of the Company) could negatively impact the Company’s future financial position, results of operations and cash flows.

Operating income of the Mill Services Segment for the second quarter of 2003 was above the comparable 2002 period as a result of several factors. Bad debt expense decreased by $4.5 million due to a $1.7 million reversal of bad debt expense in the second quarter of 2003 compared with $2.8 million in bad debt expense in the second quarter of 2002 as a result of a customer bankruptcy. Increased volume and new business primarily in the international markets also contributed to the increased operating income. Contributing to a lesser extent was the positive effect of foreign currency translation, which increased 2003 second quarter operating income by approximately $2.1 million when compared with the second quarter of 2002. In the second quarter of 2003, this segment was positively affected by $0.8 million of income from the termination of a post-retirement benefit plan. These benefits were partially offset by $1.4 million in increased pension expense as well as increased energy costs.

        Access Services Segment

	Three Months		Amount	Percent
	Ended June 30		Increase	Increase
(Dollars in millions)	2003	2002	(Decrease)	(Decrease)

Revenues from continuing operations	$157.9	$145.2	$12.7	9%
Operating income from continuing operations	10.8	11.3	(0.5)	(4)

The quarter-over-quarter revenue increase for the Access Services Segment related primarily to the positive effect of foreign currency translation, which increased second quarter 2003 revenues by approximately $12.1 million when compared with the second quarter of 2002. Revenues in the second quarter of 2003 were negatively impacted by continued weakness in the non-residential construction markets which are at multi-year lows. The Company does not anticipate a recovery in the access services market until the emergence of stronger economic conditions and increased non-residential construction spending.

Operating income of the Access Services Segment for the second quarter of 2003 was below the comparable 2002 period despite increased revenue and improved performance in the SGB international access business. This was due principally to $1.7 million of increased pension expense and a reduction in the access equipment rental business (the highest margin product line of this segment) and pricing pressures when compared with the second quarter of 2002. This reduction in

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

operating income resulted from higher pension expense in the international access business and a continued decline in the North American non-residential construction activity. These declines in operating income were only partially offset by the positive effect of foreign currency translation that increased 2003 second quarter operating income by approximately $1.0 million when compared with the second quarter of 2002 and a $0.3 million gain on the sale of underutilized assets.

      Gas and Fluid Control Segment

	Three Months
	Ended June 30		Amount	Percent
(Dollars in millions)	2003	2002	Decrease	Decrease

Revenues from continuing operations	$81.2	$91.4	$(10.2)	(11)%
Operating income from continuing operations	4.6	8.2	(3.6)	(44)

The quarter-over-quarter revenue and operating income decline of the Gas and Fluid Control Segment related primarily to the continued recessionary market conditions affecting demand for manufactured products. Decreased demand for composite-wrapped aluminum tanks for natural gas vehicles, high pressure cylinders, and cryogenic tanks more than offset a slight improvement in second quarter results from propane products and the Air-X-Changers business unit. In addition, the abnormally cold and wet spring in the U.S. adversely impacted valve sales to the propane grill markets. The effect of foreign currency translation increased 2003 second quarter revenues by approximately $1.4 million, but did not have a material effect on operating income, when compared with the second quarter of 2002. In the second quarter of 2003, the segment was affected by a $0.4 million increase in pension expense.

      Other Infrastructure Products and Services

	Three Months
	Ended June 30		Amount	Percent
(Dollars in millions)	2003	2002	Decrease	Decrease

Revenues from continuing operations	$93.7	$98.6	$(4.9)	(5)
Operating income from continuing operations	8.6	11.2	(2.6)	(23)

The Other Infrastructure Products and Services category includes the Company’s Harsco Track Technologies Division and the Reed Minerals, IKG Industries and Patterson-Kelley business units. See Item 1, “Business,” to the Company’s Form 10-K for the year ended December 31, 2002 for additional information on this category.

The quarter-over-quarter revenue decline in Other Infrastructure Products and Services related primarily to a decline in the IKG industrial grating products business and the sale of a product line of Harsco Track Technologies (HTT) in the third quarter of 2002. These decreases were partially offset by increased rail equipment sales and increased revenues in the Patterson-Kelley process equipment business unit. The increased rail equipment sales relate primarily to sales to international customers as HTT continues to focus on growing its international market.

Operating income of Other Infrastructure Products and Services for the second quarter of 2003 was below the comparable 2002 period. The larger relative decline in operating income from continuing operations (23%) as compared with revenue (5%) was due principally to an operating loss in the IKG business unit compared with income in 2002. The operating loss at IKG was the result of the reduced revenue due to weak market conditions and $2.1 million in additional expense from reorganization costs and an asset write down. In the second quarter of 2003, there was a $0.4 million increase in pension expense for Other Infrastructure Products and Services.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

Industrial Services and Engineered Products Analysis

The Company is a diversified industrial services and engineered products company. Sales and operating income for the second quarter of 2003 and 2002 are presented in the following table:

	Three Months Ended		Three Months Ended
(Dollars are in millions)	June 30, 2003		June 30, 2002

	Amount	Percent	Amount	Percent

Sales
Industrial Services	$374.1	70%	$335.7	66%

Engineered products	162.4	30	174.6	34

Total sales	$536.5	100%	$510.3	100%

Operating Income
Industrial Services	$39.0	79%	$32.0	66%

Engineered products	10.7	22	16.5	34

Subtotal	49.7	101	48.5	100

General Corporate	(0.7)	(1)	—	—

Total operating income	$49.0	100%	$48.5	100%

The Company continues to direct its efforts towards expanding its higher margin industrial services businesses. The industrial services revenue and operating income in both absolute dollars and as a percent of the Company’s total revenues and operating income, respectively, have grown in the second quarter of 2003 when compared with the second quarter of 2002. These increases occurred while the engineered products revenue and operating income in both absolute dollars and as a percent of the Company’s total revenues and operating income, respectively, have declined in the second quarter of 2003 when compared with the second quarter of 2002. The goal of the Company is to grow the industrial services businesses to approximately 75% of revenue by 2004.

Second quarter 2003 sales and operating income for industrial services increased from the comparable period in 2002. This was due to increases in the Company’s international and domestic mill services business and its international access services business, offset by decreases in the domestic access services business and railway maintenance services. The effect of foreign currency translation increased 2003 second quarter service sales and operating income by approximately $31 million and $3 million, respectively, when compared with the second quarter of 2002.

Second quarter 2003 sales and operating income for engineered products decreased from the comparable period in 2002. This was due to decreases in the IKG industrial grating business unit and the Company’s Gas and Fluid Control Segment, as previously discussed. These decreases were partially offset by increased rail equipment sales and income, principally related to international orders. The effect of foreign currency translation increased 2003 second quarter sales by approximately $1 million, but did not have a material effect on operating income, when compared with the second quarter of 2002.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

RESULTS OF OPERATIONS
Six Months of 2003 Compared with Six Months of 2002

	Six Months		Amount	Percent
	Ended June 30		Increase	Increase
(Dollars are in millions, except per share)	2003	2002	(Decrease)	(Decrease)

Revenues from continuing operations	$1,024.4	$968.9	$55.5	6%
Cost of services and products sold	779.5	723.3	56.2	8
Selling, general and administrative expenses	162.0	159.0	3.0	2
Other expenses	2.3	3.0	(0.7)	(23)
Operating income from continuing operations	78.9	82.0	(3.1)	(4)
Income from continuing operations	37.9	39.8	(1.9)	(5)
Income (loss) from discontinued operations	0.2	0.5	(0.3)	(60)
Net income	38.1	40.4	(2.3)	(6)
Diluted earnings per common share	0.94	0.99	(0.05)	(5)

Summary Analysis of Results

Revenues for the first six months of 2003 increased by $55.5 million from the first six months of 2002 while operating income from continuing operations declined $3.1 million. The Company was positively affected by the weakening of the U.S. dollar in relation to the euro, the British pound sterling and the South African rand in the first six months of 2003 when compared with the first six months of 2002. The overall impact of foreign currency translation resulted in increased sales and operating income in the first six months of 2003 of approximately $62 million and $5 million, respectively, when compared with the first six months of 2002. This $5 million benefit to operating income was partially offset by $1.4 million in higher interest expense as a result of the Company’s British pound sterling debt. Additionally, the Company benefited from the continued strong performance of the international mill services business and increased rail equipment sales, primarily to international customers. These increases were partially offset by continued weakness in the non-residential construction markets which are at multi-year lows and have negatively impacted results in the first six months of 2003 for the Access Services Segment. This segment was also negatively impacted by difficult weather conditions in the first half of 2003. The Company does not anticipate a rebound in the access services market until the emergence of stronger economic conditions and increased spending on non-residential construction. The Company experienced reduced demand for several of its manufactured products due to the continued recessionary environment in the domestic manufacturing sector. This impact was most pronounced in the Gas and Fluid Control Segment and the IKG grating product line of Other Infrastructure Products and Services. Additionally, in the first six months of 2003, the Company incurred approximately $8.8 million in increased pre-tax pension expense and higher energy costs. These costs were partially offset by $4.9 million of pre-tax income from the termination of certain post-retirement benefit plans.

Comparative Analysis of Consolidated Results

        Revenues from Continuing Operations – Revenues from continuing operations for the first six months of 2003 increased 6% from last year’s comparable period. This increase included the favorable effect of foreign currency translation which increased six month 2003 revenues $62 million when compared with the first six months of 2002. Increased revenue in the Mill Services and Access Services Segments was partially offset by decreased revenues in the Gas and Fluid Control Segment and Other Infrastructure Products and Services. These changes are more fully discussed in the Segment Analysis section below.

        Cost of Services and Products Sold – Cost of services and products sold for the first six months of 2003 increased 8% from the first six months of 2002. This increase included the effect of foreign currency translation which increased the first six months of 2003 cost of services and products sold by approximately $47 million when compared with the first six months of 2002. Costs also increased as a result of a change in product mix of the access services business, increased energy costs and approximately $4.3 million in increased pension expense due to financial market conditions and lower interest rates which affected the SFAS No. 87 pension expense computation for 2003. These increases were partially

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

offset by income of $3.3 million from the termination of certain post-retirement benefit plans and reduced costs of $4.6 million due to the net effect of business acquisitions and dispositions.

        Selling, General and Administrative Expenses – Selling, general and administrative expenses for the first six months of 2003 increased 2% from the first six months of 2002. This increase included the effect of foreign currency translation which increased 2003 selling, general and administrative expenses by approximately $10 million when compared with 2002 and increased pension costs by approximately $5.0 million. These increases were partially offset by reduced bad debt expense of $5.7 million principally in international mill services, income of $1.6 million from the termination of certain post-retirement benefit plans across all business segments and reduced commission expense of $1.7 million principally in the Access Services and Gas and Fluid Control Segments. However, as a percentage of sales, selling, general and administrative expenses decreased from 16.4% in the first six months of 2002 to 15.8% in the first six months of 2003. This relative decrease is a result of the decreased bad debt expense and continued cost reductions, process improvements and reorganization efforts.

        Other Expenses – This income statement classification principally includes impaired asset write-downs, employee termination benefit costs and costs to exit activities, offset by net gains on the disposal of non-core assets. During the first six months of 2003, the Company continued its strategy to streamline operations. This strategy included the sale of certain operating locations, as well as continued staff reductions in both administrative and operating positions. These actions resulted in net other expenses of $2.3 million in the first six months of 2003 compared with $3.0 million in the first six months of 2002.

Expenses for the first six months of 2003 include $2.5 million of employee termination benefits expense, principally in the Mill Services and Access Services Segments and Other Infrastructure Products and Services related to operations in the United States and Europe. Additionally, $1.0 million of expense was incurred to exit certain activities principally in the Mill Services Segment and $0.7 million of expense was recorded for a loss on a sublease. These expenses were partially offset by $2.0 million in gains resulting from the sale of non-core assets principally in the Access Services Segment.

Expenses for the first six months of 2002 include $2.0 million of employee termination benefits expense, principally in the Mill Services Segment and other Infrastructure Products and Services related to operations in the United States and Europe. Additionally, $0.6 million of costs to exit activities were incurred in the period. The expenses were partially offset by gains of $0.2 million, principally from sales of non-core assets in the United States.

For additional information on employee termination benefits, see Note J, Costs Associated with Exit or Disposal Activities, in Part I, Item I, “Financial Statements.”

        Income from Continuing Operations – Income from continuing operations in the first six months of 2003 was below 2002 levels despite an increase in revenues. The decrease of $1.9 million results principally from the increased pension expense of $6.4 million after-tax and decreased income in the Gas and Fluid Control Segment and the IKG business unit of Other Infrastructure Products and Services as more fully discussed in the Segment Analysis section below. These negative changes were partially offset by income of $3.4 million after-tax from the termination of certain post-retirement benefit plans, the favorable effect of foreign currency translation which increased 2003 first half income from continuing operations by approximately $2.7 million after-tax when compared with the second quarter of 2002, and reduced net interest expense of $0.5 million after-tax due to decreased borrowings.

        Net Income and Earnings Per Share – Net income and diluted earnings per share for the first six months of 2003 were below last year’s comparable period despite increased revenue due to the factors previously discussed.

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

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

        Mill Services Segment

	Six Months
	Ended June 30		Amount	Percent
(Dollars in millions)	2003	2002	Increase	Increase

Revenues from continuing operations	$392.0	$336.2	$55.8	17%
Operating income from continuing operations	42.4	32.5	9.9	30

The year-over-year revenue increase for the Mill Services Segment for the first six months of 2003 related to the continued strong international mill services business and, to a lesser extent, increased volume of the U.S. mill services business. The effect of foreign currency translation increased 2003 first six months revenues by approximately $34.9 million compared with the first six months of 2002. The continued strong international business is a result of increased volume with current customers and new contracts. The increased volume in the U.S. mill services business was a result of certain steel mills that commenced operations under new ownership during the second half of 2002. Increased global steel production in the first six months of 2003 is a positive sign; however, there are still several challenges this industry must overcome to attain a full recovery. The current and future instability of certain steel mills (some of which are customers of the Company) could negatively impact the Company’s future financial position, results of operations and cash flows.

Operating income of the Mill Services Segment for the first six months of 2003 was above the comparable 2002 period. This increase was a result of decreased bad debt expense of $5.4 million principally as a result of a $2.6 million reversal of bad debt expense in 2003 compared with $2.8 million of expense in the first six months of 2002 that included bad debt expense recorded as a result of a significant customer bankruptcy; the effect of foreign currency translation, which increased 2003 first six months operating income by approximately $3.9 million when compared with the first six months of 2002; new business; and increased volume, primarily in the international markets. In the first six months of 2003, this segment was positively affected by $1.4 million of income from the termination of certain post-retirement benefit plans and $0.6 million in reduced expenses due to reorganization actions implemented in the third quarter of 2002. These benefits were partially offset by $3.3 million in increased pension expense, $1.0 million in increased reorganization expenses as well as higher energy costs.

        Access Services Segment

	Six Months		Amount	Percent
	Ended June 30		Increase	Increase
(Dollars in millions)	2003	2002	(Decrease)	(Decrease)

Revenues from continuing operations	$305.3	$278.6	$26.7	10%
Operating income from continuing operations	15.4	19.4	(4.0)	(21)

The year-over-year revenue increase for the Access Services Segment for the first six months of 2003 related primarily to the positive effect of foreign currency translation, which increased the first six months of 2003 revenues by approximately $24.8 million when compared with the first six months of 2002. Revenues in the first six months of 2003 were negatively impacted by difficult weather conditions in certain parts of the U.S. and continued weakness in the non-residential construction markets which are at multi-year lows. The Company does not anticipate a recovery in the access services market until the emergence of stronger economic conditions and increased non-residential construction spending.

Operating income of the Access Services Segment for the first six months of 2003 was below the comparable 2002 period despite increased revenue. This was due principally to $4.0 million of increased pension expense and a reduction in the high-margin access equipment rental business and pricing pressures when compared with the first six months of 2002. This reduction in operating income resulted from higher pension expense in the international access business and a continued decline in non-residential construction activity. These declines in operating income were only partially offset by a $1.7 million gain on the sale of underutilized assets and $0.5 million of income from the termination of a post-retirement benefit plan. The effect of foreign currency translation increased 2003 first six months operating income by approximately $1.4 million when compared with the first six months of 2002.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

      Gas and Fluid Control Segment

	Six Months
	Ended June 30		Amount	Percent
(Dollars in millions)	2003	2002	Decrease	Decrease

Revenues from continuing operations	$157.3	$173.9	$(16.6)	(10)%
Operating income from continuing operations	7.6	12.4	(4.8)	(39)

The year-over-year revenue decline of the Gas and Fluid Control Segment for the first six months of 2003 related primarily to the continued recessionary market conditions affecting demand for manufactured products. The Segment was principally affected by decreased demand for composite-wrapped aluminum tanks for natural gas vehicles, decreased demand for air-exchangers due to the downturn in the natural gas transmission market, and decreased demand for propane valves used in gas grills. Also contributing to the decrease in revenue was a decline in the demand for cylinders due to the prolonged weakness in the industrial gas sector. This reduced demand was partially offset by increased demand for propane cylinders due to colder winter weather in the U.S. during 2003. The effect of foreign currency translation increased 2003 first six months revenues by approximately $2.5 million, but did not have a material effect on operating income, when compared with the first six months of 2002.

Operating income of the Gas and Fluid Control Segment for the first six months of 2003 was below the comparable 2002 period. The larger relative decline in operating income from continuing operations (39%) as compared with revenue (10%) was due to a significant decrease in natural gas transmission equipment and composite vessel revenues, which historically have been higher-margin businesses of the segment. In the first six months of 2003, $0.6 million of income from the termination of a post-retirement benefit plan was more than offset by a $0.8 million increase in pension expense.

      Other Infrastructure Products and Services

	Six Months
	Ended June 30		Amount	Percent
(Dollars in millions)	2003	2002	Decrease	Decrease

Revenues from continuing operations	$169.8	$180.2	$(10.4)	(6)
Operating income from continuing operations	12.8	17.4	(4.6)	(26)

The Other Infrastructure Products and Services category includes the Company’s Harsco Track Technologies Division and the Reed Minerals, IKG Industries and Patterson-Kelley business units. See Item 1, “Business,” to the Company’s Form 10-K for the year ended December 31, 2002 for additional information on this category.

The year-over-year revenue decline in Other Infrastructure Products and Services related primarily to a decline in the IKG industrial grating products business (which included a $2.5 million decline in revenue due to the sale of the bridge decking product line in January 2002); the sale of a product line of Harsco Track Technologies (HTT) in the third quarter of 2002; and the sale of the Bio-Oxidation business in the first quarter of 2002. These decreases were partially offset by increased rail equipment sales. The increased rail equipment sales relate primarily to sales to international customers as HTT continues to focus on growing its international market.

Operating income of Other Infrastructure Products and Services for the first six months of 2003 was below the comparable 2002 period. The larger relative decline in operating income from continuing operations (26%) as compared with revenue (6%) was due to an operating loss in the IKG business unit compared with income in 2002. The operating loss at IKG was the result of the reduced revenue due to weak market conditions and $2.2 million from reorganization costs and an asset write down. The operating loss at IKG was only partially offset by either constant or increased operating income at the other business units in this category. Included in this group was a significant increase in operating income by HTT. The increase in HTT’s operating income was due to increased international rail equipment sales, partially offset by the sale of a product line in 2002 and reduced demand for repair parts. In the first six months of 2003, $1.1 million of income from the termination of a post-retirement benefit plan was partially offset by a $0.9 million increase in pension expense for Other Infrastructure Products and Services.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

Industrial Services and Engineered Products Analysis

The Company is a diversified industrial services and engineered products company. Sales and operating income for the first quarter of 2003 and 2002 are presented in the following table:

	Six Months Ended		Six Months Ended
(Dollars are in millions)	June 30, 2003		June 30, 2002

	Amount	Percent	Amount	Percent

Sales
Industrial Services	$721.7	70%	$645.5	67%

Engineered products	302.7	30	323.4	33

Total sales	$1,024.4	100%	$968.9	100%

Operating Income
Industrial Services	$61.9	78%	$55.5	68%

Engineered products	16.3	21	26.2	32

Subtotal	78.2	99	81.7	100

General Corporate	0.7	1	0.3	—

Total operating income	$78.9	100%	$82.0	100%

The Company continues to direct its efforts towards expanding its industrial services businesses. The industrial services revenue and operating income in both absolute dollars and as a percent of the Company’s total revenues and operating income, respectively, has grown in the first six months of 2003 when compared with the first six months of 2002. These increases occurred while the engineered products revenue and operating income in both absolute dollars and as a percent of the Company’s total revenues and operating income, respectively, have declined in the first half of 2003 when compared with the first half of 2002. The goal of the Company is to grow the industrial services businesses to approximately 75% of revenue by 2004.

Sales for the first six months of 2003 for industrial services increased from the comparable period in 2002. This was due to increases in the Company’s international and domestic mill services business and its international access services business, offset by decreases in the domestic access services business and railway maintenance services. Operating income for the first six months of 2003 increased primarily due to the strong international mill services business and increased value of U.S. mill services business, as previously discussed. The effect of foreign currency translation increased 2003 period sales and operating income by approximately $60 million and $5 million, respectively, when compared with the first six months of 2002.

Sales and operating income for the first six months of 2003 for engineered products decreased from the comparable period in 2002. This was due to decreases in the Company’s Gas and Fluid Control Segment and the IKG industrial grating business unit, as previously discussed. Partially offsetting these decreases were increased rail equipment sales, principally to international buyers. The effect of foreign currency translation increased sales in the first six months of 2003 by approximately $2 million, but did not have a material effect on operating income, when compared with the first six months of 2002.

New Financial Accounting Standards Issued
Information on new financial accounting standards issued is included under Part I, Item 1, Footnote M labeled “New Financial Accounting Standards Issued.”

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Market risk.

In the normal course of business, the Company is routinely subjected to a variety of risks. In addition to the market risk associated with interest rate and currency movements on outstanding debt and non-U.S. dollar-denominated assets and liabilities, other examples of risk include collectibility of receivables, volatility of the financial markets and their effect on pension plans and global economic and political conditions.

          The Company is exposed to risks arising from changes in foreign exchange rates.

The Company conducts business in approximately 35 currencies. Approximately 58% and 52% of the Company’s sales and approximately 64% and 55% of the Company’s operating income from continuing operations for the six months ended June 30, 2003 and 2002, respectively, were derived from the Company’s operations outside the United States. Compared with the corresponding period in 2002, the values of the following major currencies changed in relation to the U.S. dollar in 2003, impacting the Company’s sales and income:

•	Brazilian real	Weakened	29%

•	South African rand	Strengthened	27%

•	euro	Strengthened	19%

•	British pound sterling	Strengthened	10%

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

To illustrate the effect of foreign currency exchange rate changes in certain key markets of the Company, in the first six months of 2003, revenues would have been approximately 6% or $62.2 million less and income from continuing operations would have been approximately 7% or $2.7 million less if the average exchange rates for the first six months of 2002 were utilized. A similar comparison for the second quarter of 2003 would have decreased sales approximately 6% or $32.0 million and income from continuing operations would have been approximately 7% or $1.7 million less if the average exchange rates for the second quarter of 2003 would have remained the same as in the second quarter of 2002. If the weakening of the U.S. dollar in relation to the euro and British pound sterling that started in the second quarter of 2002 would continue, the Company would expect to see a positive impact on future sales and net income as a result of foreign currency translation.

Currency changes result in assets and liabilities denominated in local currencies being translated into U.S. dollars at different amounts than at the prior period end. These currency changes resulted in increased net assets of $33.1 million and $17.9 million, at June 30, 2003 and 2002, respectively, when compared with December 31, 2002 and 2001, respectively.

The Company seeks to reduce exposures to foreign currency transaction fluctuations through the use of forward exchange contracts. At June 30, 2003, these contracts amounted to $65.7 million, and all but $0.8 million mature within 2003. The Company does not hold or issue financial instruments for trading purposes, and it is the Company’s policy to prohibit the use of derivatives for speculative purposes. Subsequent to June 30, 2003, the Company entered into a new $26.6 million (16 million British pounds sterling) forward contract to replace an existing $25.0 million (15 million British pounds sterling) forward contact that matured in July 2003. This contract was executed to hedge a net liability exposure in the U.K. This new contract will mature in August 2003, at which point the Company’s exposure will be reassessed and a new contract will be executed to the extent necessary.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

          The Company’s cash flows and earnings are subject to changes in interest rates.

The Company’s total debt as of June 30, 2003 was $649.1 million. Of this amount, approximately 22% had variable rates of interest and 78% had fixed rates of interest. The weighted average interest rate of total debt was approximately 5.8%. At current debt levels, a one-percentage increase/decrease in variable interest rates would increase/decrease interest expense by approximately $1.4 million per year.

The Company intends to refinance its $150 million, 6.0% notes due September 15, 2003 with debt securities. The Company expects to refinance these notes at a lower rate than the current 6.0%. For each one percentage point decrease in the interest rate from the current 6.0%, the pre-tax interest savings would be approximately $1.5 million per year.

      Cyclical industry and economic conditions have affected and may continue to adversely affect the Company’s financial condition and results of operations.

In the first six months of 2003, the Company experienced reduced demand for several of its manufactured products due to the continued recessionary manufacturing environment in the U.S. This was most pronounced in the Gas and Fluid Control Segment and the IKG industrial grating business unit of Other Infrastructure Products and Services. Additionally, weakness in both the domestic and U.K. non-residential construction business and weak end markets continued to be encountered in the first six months of 2003. This has resulted in reduced rentals of access equipment, which is the highest margin product line of the Access Services Segment. This is expected to persist in the near term and the prospects for significant improvement are uncertain until the emergence of much stronger confidence in the global economic outlook, including increased spending on non-residential construction.

The Company’s Mill Services Segment provides its services predominantly on a long-term contract basis. This Segment’s contract renewal rate over the past three years has averaged over 95% and as of June 30, 2003, this Segment’s multi-year contracts had an estimated future value of approximately $3.1 billion. While this provides a more constant and predictable revenue stream, it should be noted that within the mill services sector several steel producers, including certain Company customers, filed for bankruptcy protection or shut down operations during the past several years. Although the Company’s international mill services business continues to produce strong results and the domestic mill services business showed increased volume in the first six months of 2003, the domestic steel industry still faces challenges in order to attain a complete recovery. These challenges include potentially excess capacity issues; ongoing consolidations; pricing pressures; questions regarding the legality of the U.S. tariffs enacted during 2002; and on-going funding and operating issues which could directly impact the Company’s future financial position, results of operations and cash flows.

A persistent slow economy and business cycle downturns could also affect the ability of the Company’s customers to meet their obligations on a timely basis and possibly result in additional bankruptcy filings by the Company’s customers. This could also impact the realizability of receivables, the valuation of inventories and the valuation of long-lived assets across the Company’s businesses.

If the economic downturn persists, it could also negatively affect the Company’s forecasts used in performing its goodwill impairment testing under SFAS No. 142. This testing is performed annually as of October 1, and between annual tests whenever events or circumstances indicate that the carrying value of a reporting unit’s goodwill may exceed its fair value. Testing is also performed when a significant change in a reporting unit occurs such as the divestiture of a significant component. Therefore, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

The Company expects cyclical economic conditions to continue to impact the Company in the long-term. In addition to the negative cyclical impact currently being experienced, such cycles can also have a positive impact on the Company’s manufacturing and access services businesses as the economy improves and the business cycles change.

      The Company’s pension expense is directly affected by the equity and bond markets and a downward trend in those markets could adversely affect the Company’s future earnings.

In addition to the economic issues that directly affect the Company’s business, changes in the performance of equity and bond markets, particularly in the United Kingdom and the United States, impact actuarial assumptions used in determining annual pension expense, pension liabilities and the valuation of the assets in the Company’s pension plans. The downturn in financial markets over the past three years has negatively impacted the Company’s pension expense and the

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

accounting for pension assets and liabilities. This has resulted in an increase in pre-tax pension expense of approximately $8.8 million for the first six months of 2003 compared with the first six months of 2002, and it is expected to result in a pre-tax increase in pension expense of approximately $18 million in calendar year 2003 compared with 2002. Should the downward trend in capital markets continue, future unfunded obligations and pension expense would likely increase. This could result in an additional reduction to shareholders’ equity and increase the Company’s statutory funding requirements.

In consultation with the Company’s actuaries, it was determined that based on current market conditions the discount rates as of July 2003 for the U.S. and U.K. plans would be 6.0% and 5.5%, respectively. This compares with 6.75% and 5.75% for the U.S. and U.K. plans, respectively, that was used in the calculation of the 2003 pension expense. Based upon these July rates, and holding all other assumptions used in calculating the 2003 pension expense constant, 2004 pre-tax pension expense would increase by approximately $8 million from 2003. It should be noted that the discount rate is only one factor used in calculating pension expense. The Company’s actual pension expense in 2004 will also be impacted by changes in the number of employees (either increases or decreases), potential acquisitions or divestitures that may occur during 2003, the expected and actual returns on pension plan assets, pension plan design changes, funding strategy and changes in foreign exchange rates.

In response to dealing with the adverse market conditions, management is currently studying policy alternatives including pension plan design changes and funding alternatives for the U.K. and the U.S. plans.

Additionally, holding all other assumptions constant, changes in the discount rate would affect 2004 pre-tax pension expense as follows:

Approximate Changes in Pre-tax Pension Expense
Discount rate	U.S. Plans	U.K. Plan

One-half percent decrease	Increase of $4 million	Increase of $5 million
One-half percent increase	Decrease of $4 million	Decrease of $4 million

Three-quarter percent decrease	Increase of $6 million	Increase of $7 million
Three-quarter percent increase	Decrease of $6 million	Decrease of $7 million

The above sensitivity analysis is provided to show the broader impact of changes in the discount rate. It should be noted that the measurement dates for the U.S. and U.K. plans are October 31, 2003 and September 30, 2003, respectively. In calculating the actual 2004 pension expense, the Company will use the appropriate discount rate as of those dates and not necessarily the above disclosed amounts. The actual rates may be similar or could vary significantly based on changes in market conditions between now and the respective measurement dates.

          The Company’s global presence subjects it to localized risks due to political instability, civil unrest, armed hostilities or other calamities.

The Company has over 400 locations in 43 countries, including the United States. As a result of the Company’s global footprint, unforeseen business disruptions in one or more of these countries due to political instability, civil unrest, armed hostilities or other calamities could result in a material impact to the Company’s financial position or results of operations or cash flows. The Company has operations in certain countries in the Middle East (Bahrain, Egypt, Saudi Arabia, United Arab Emirates and Qatar) which are geographically close to countries with a continued high risk of armed hostilities. During the first six months of 2003 and 2002, these countries contributed approximately $7.9 million and $6.7 million, respectively, to the Company’s operating income. Additionally, the Company has operations in and sales to countries that have encountered outbreaks of Severe Acute Respiratory Syndrome (SARS), AIDS and other communicable diseases. Should these outbreaks worsen or spread to other countries, the Company may be negatively impacted through reduced sales to these countries as well as other adverse economic impacts worldwide.

          The global economy and international competition may affect the Company’s future earnings.

The Company has over 400 locations in 43 countries, including the United States. Approximately 36% and 45% of the Company operating income, for the first six months of 2003 and 2002, respectively, was generated in the United States. The Company’s manufacturing businesses are susceptible to competition from companies that manufacture similar products internationally. Certain international competitors export their products into the United States and sell them at

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

lower prices due to lower labor costs and government subsidies for exports. Additionally, unfavorable foreign exchange rates can impact the Company’s ability to match prices from foreign competition. The Company’s strategy to overcome this competition includes Six Sigma cost reduction programs, international customer focus and diversification and the streamlining and consolidation of operations.

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

ITEM 4.   CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of June 30, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date of their evaluation.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information on legal proceedings is included under Part I, Item 1, Footnote I labeled “Commitments and Contingencies.”

ITEM 5.   OTHER INFORMATION

DIVIDEND INFORMATION

On June 24, 2003, the Board of Directors declared a quarterly cash dividend of 26.25 cents per share, payable August 15, 2003, to shareholders of record on July 15, 2003.

ITEM 6(a).   EXHIBITS

Listing of Exhibits filed with Form 10-Q:

Exhibit Number	Data Required	Location

31(a)	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit

31(b)	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit

32(a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit

32(b)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit

ITEM 6(b).   REPORTS ON FORM 8-K

During the second quarter 2003 (and thereafter to the date hereof), the Company furnished to the Commission the following reports on Form 8-K under Item 12:

(1)	A Form 8-K dated April 24, 2003, furnishing a copy of the press release announcing the Company’s first quarter 2003 earnings;

(2)	A Form 8-K dated July 24, 2003, furnishing a copy of the press release announcing the Company’s second quarter 2003 earnings;

HARSCO CORPORATION AND SUBSIDIARY COMPANIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARSCO CORPORATION

(Registrant)

DATE	August 11, 2003	/S/ Salvatore D. Fazzolari

Salvatore D. Fazzolari Senior Vice President, Chief Financial Officer and Treasurer

DATE	August 11, 2003	/S/ Stephen J. Schnoor

Stephen J. Schnoor Vice President and Controller