Form 10-Q
period 2003-09-30
HARSCO CORP
filed 2003-11-13
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

YES     ☒              NO    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES    ☒             NO    ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2003
Common stock, par value $1.25 per share	40,851,770

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands, except per share amounts)	2003	2002	2003	2002

Revenues from continuing operations:
Service sales	$376,951	$342,668	$1,098,673	$988,226
Product sales	153,234	167,851	455,874	491,241

Total revenues	530,185	510,519	1,554,547	1,479,467

Costs and expenses from continuing operations:
Cost of services sold	277,994	249,731	812,217	718,839
Cost of products sold	121,991	134,024	367,284	388,253
Selling, general and administrative expenses	81,553	78,200	243,518	237,223
Research and development expenses	695	642	2,367	2,206
Other (income) expenses	2,172	(137)	4,509	2,901

Total costs and expenses	484,405	462,460	1,429,895	1,349,422

Operating income from continuing operations	45,780	48,059	124,652	130,045

Equity in income of affiliates, net	10	138	271	428
Interest income	482	1,008	1,558	3,238
Interest expense	(10,271)	(11,109)	(30,797)	(33,559)

Income from continuing operations before
income taxes and minority interest	36,001	38,096	95,684	100,152

Income tax expense	(10,781)	(11,736)	(29,266)	(30,927)

Income from continuing operations before
minority interest	25,220	26,360	66,418	69,225

Minority interest in net income	(1,846)	(1,665)	(5,120)	(4,698)

Income from continuing operations	23,374	24,695	61,298	64,527

Discontinued operations:
Loss from operations of discontinued business	(206)	(548)	(415)	(2,582)
Gain on disposal of discontinued business	106	2,071	634	4,939
Income related to discontinued defense business	8,030	—	8,030	—
Income tax expense	(2,838)	(546)	(2,953)	(851)

Income from discontinued operations	5,092	977	5,296	1,506

Net Income	$28,466	$25,672	$66,594	$66,033

Average shares of common stock outstanding	40,752	40,514	40,637	40,304

Basic earnings per common share:
Continuing operations	$.57	$.61	$1.51	$1.60
Discontinued operations	.12	.02	.13	.04

Basic earnings per common share	$.70 (a)	$.63	$1.64	$1.64

Diluted average shares of common stock outstanding	41,100	40,646	40,877	40,707

Diluted earnings per common share:
Continuing operations	$.57	$.61	$1.50	$1.58
Discontinued operations	.12	.02	.13	.04

Diluted earnings per common share	$.69	$.63	$1.63	$1.62

Cash dividends paid per common share	$.2625	$.25	$.7875	$.75

(a)	Does not total due to rounding.

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30	December 31
(In thousands)	2003	2002(a)

ASSETS
Current assets:
Cash and cash equivalents	$76,565	$70,132
Accounts receivable, net	458,067	388,872
Inventories	187,692	181,712
Other current assets	51,209	61,686

Total current assets	773,533	702,402

Property, plant and equipment, net	832,331	804,495
Goodwill, net	389,610	377,220
Other assets	107,629	102,493
Assets held for sale	5,804	12,687

Total assets	$2,108,907	$1,999,297

LIABILITIES
Current liabilities:
Short-term borrowings	$15,915	$22,362
Current maturities of long-term debt	9,701	11,695
Accounts payable	168,512	166,871
Accrued compensation	44,321	39,456
Income taxes	48,217	43,411
Dividends payable	10,715	10,642
Other current liabilities	187,009	179,413

Total current liabilities	484,390	473,850

Long-term debt	617,214	605,613
Deferred income taxes	64,866	62,096
Insurance liabilities	43,544	44,090
Other liabilities	157,278	167,069
Liabilities associated with assets held for sale	988	2,039

Total liabilities	1,368,280	1,354,757

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock	84,137	83,793
Additional paid-in capital	118,645	110,639
Accumulated other comprehensive expense	(189,895)	(242,978)
Retained earnings	1,331,405	1,296,855

	1,344,292	1,248,309
Treasury stock	(603,665)	(603,769)

Total shareholders’ equity	740,627	644,540

Total liabilities and shareholders’ equity	$2,108,907	$1,999,297

(a)	As permitted by the Financial Accounting Standards Board (FASB) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” 2002 information has been reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30
(In thousands)	2003	2002

Cash flows from operating activities:
Net income	$66,594	$66,033
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
Depreciation	123,433	115,911
Amortization	1,262	1,245
Equity in income of affiliates, net	(271)	(428)
Dividends or distributions from affiliates	1,335	144
Other, net	(3,908)	7,684
Changes in assets and liabilities, net of acquisitions
and dispositions of businesses:
Accounts receivable	(53,637)	(22,851)
Inventories	(3,151)	(5,968)
Accounts payable	(5,921)	(12,713)
Net disbursements related to discontinued defense business	(1,039)	(1,054)
Other assets and liabilities	29,717	15,678

Net cash provided by operating activities	154,414	163,681

Cash flows from investing activities:
Purchases of property, plant and equipment	(96,827)	(86,132)
Purchase of businesses, net of cash acquired	(23,529)	(436)
Proceeds from sales of assets	14,218	54,906
Other investing activities	—	16

Net cash used by investing activities	(106,138)	(31,646)

Cash flows from financing activities:
Short-term borrowings, net	(14,078)	(19,553)
Current maturities and long-term debt:
Additions	264,879	103,093
Reductions	(273,862)	(190,308)
Cash dividends paid on common stock	(31,971)	(30,156)
Common stock issued-options	7,485	13,459
Other financing activities	(4,160)	(3,586)

Net cash used by financing activities	(51,707)	(127,051)

Effect of exchange rate changes on cash	9,864	4,034
Net decrease in cash of discontinued operations	—	1

Net increase in cash and cash equivalents	6,433	9,019
Cash and cash equivalents at beginning of period	70,132	67,407

Cash and cash equivalents at end of period	$76,565	$76,426

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2003	2002	2003	2002

Net income	$28,466	$25,672	$66,594	$66,033

Other comprehensive income (expense):
Foreign currency translation adjustments	4,231	(467)	37,329	17,376
Net gains on cash flow hedging instruments,
net of deferred income taxes	9	1	4	19
Pension liability adjustments, net of deferred income taxes	(1,326)	31	15,748	4
Unrealized loss on marketable securities	—	(44)	—	—
Reclassification adjustment for (gain) loss on marketable
securities, net of deferred income taxes included in net
income	—	—	2	(337)

Other comprehensive income (expense)	2,914	(479)	53,083	17,062

Total comprehensive income	$31,380	$25,193	$119,677	$83,095

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

B.   Reclassifications

Certain reclassifications have been made to prior years’ amounts to conform with current year classifications. These reclassifications relate principally to segment information, which has been reclassified to conform to the current presentation as described in Note 14, “Information by Segment and Geographic Area,” to the Company’s Form 10-K for the year ended December 31, 2002. Additional reclassifications have been made between the property, plant and equipment accounts and the assets held for sale account to reflect assets currently classified as held for sale as permitted by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands, except per share)	2003	2002	2003	2002

Net income:
As reported	$28,466	$25,672	$66,594	$66,033
Compensation expense (a)	(466)	(590)	(1,300)	(1,807)

Pro forma	$28,000	$25,082	$65,294	$64,226

Basic earnings per share:
As reported	$.70	$.63	$1.64	$1.64
Pro forma	.69	.62	1.61	1.59
Diluted earnings per share:
As reported	$.69	$.63	$1.63	$1.62
Pro forma	.68	.62	1.60	1.58

(a)	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

D.   Review of Operations by Segment (a)

	Three Months Ended		Three Months Ended
	September 30, 2003		September 30, 2002
		Operating		Operating
		Income		Income
(In thousands)	Sales (b)	(loss) (c)	Sales (b)	(loss)(c)

Mill Services Segment	$208,591	$20,681	$177,580	$20,519

Access Services Segment	154,771	11,008	149,849	10,155

Gas and Fluid Control Segment	83,651	3,354	91,019	4,900

Segment Totals	447,013	35,043	418,448	35,574

Other Infrastructure Products and Services (“all other”)	83,172	10,822	92,071	12,848

General Corporate	—	(85)	—	(363)

Consolidated Totals	$530,185	$45,780	$510,519	$48,059

	Nine Months Ended		Nine Months Ended
	September 30, 2003		September 30, 2002
				Operating
		Operating		Income
(In thousands)	Sales (b)	Income (c)	Sales (b)	(loss) (c)

Mill Services Segment	$600,607	$63,074	$513,814	$53,072

Access Services Segment	460,077	26,361	428,447	29,519

Gas and Fluid Control Segment	240,928	10,909	264,952	17,320

Segment Totals	1,301,612	100,344	1,207,213	99,911

Other Infrastructure Products and Services (“all other”)	252,935	23,654	272,254	30,240

General Corporate	—	654	—	(106)

Consolidated Totals	$1,554,547	$124,652	$1,479,467	$130,045

(a)	Segment information for prior periods has been reclassified to conform with the current presentation.

(b)	Sales from continuing operations.

(c)	Operating income (loss) from continuing operations.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

      Reconciliation of Segment Operating Income to Consolidated Income
      Before Income Taxes and Minority Interest

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands)	2003	2002	2003	2002

Segment Operating Income	$35,043	$35,574	$100,344	$99,911

Other Infrastructure Products and Services (“all other”)	10,822	12,848	23,654	30,240

General Corporate Income (Expense)	(85)	(363)	654	(106)

Operating income from continuing operations	45,780	48,059	124,652	130,045

Equity in income of affiliates, net	10	138	271	428

Interest income	482	1,008	1,558	3,238

Interest expense	(10,271)	(11,109)	(30,797)	(33,559)

Income from continuing operations before income taxes	$36,001	$38,096	$95,684	$100,152
and minority interest

E.   Accounts Receivable and Inventories

Accounts receivable are net of an allowance for doubtful accounts of $27.8 million and $36.5 million at September 30, 2003 and December 31, 2002, respectively. The provision for doubtful accounts was $1.5 million and $10.1 million for the nine months ended September 30, 2003 and 2002, respectively.

Inventories consists of:

	September 30	December 31
(In thousands)	2003	2002

Finished goods	$61,035	$58,906
Work-in-process	31,032	24,287
Raw materials and purchased parts	70,693	74,775
Stores and supplies	24,932	23,744

Total Inventory	$187,692	$181,712

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

F.   Property, Plant and Equipment

Property, plant and equipment consists of:

	September 30	December 31
(In thousands)	2003	2002(a)

Land and improvements	$38,387	$36,444
Buildings and improvements	171,996	167,184
Machinery and equipment	1,703,355	1,590,782
Uncompleted construction	37,276	20,078

Gross property, plant and equipment	1,951,014	1,814,488
Less accumulated depreciation and facilities valuation allowance	(1,118,683)	(1,009,993)

Net property, plant and equipment	$832,331	$804,495

(a)

As permitted by the Financial Accounting Standards Board (FASB) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,”
2002 information has been reclassified for comparative purposes.

G.   Goodwill and Other Intangible Assets

The following table reflects the changes in carrying amounts of goodwill for the nine months ended September 30, 2003:

				Other
				Infrastructure
			Gas and	Products and
	Mill	Access	Fluid	Services	Consolidated
(In thousands)	Services	Services	Control	(“all other”)	Totals

Balance as of December 31, 2002, net of
accumulated amortization	$193,121	$139,224	$36,693	$8,182	$377,220

Goodwill acquired during year	—	238	—	—	238

Other (principally foreign currency
translation)	7,272	4,925	—	(45)	12,152

Balance as of September 30, 2003, net
of accumulated amortization	$200,393	$144,387	$36,693	$8,137	$389,610

Intangible assets, which are included principally in Other assets on the Condensed Consolidated Balance Sheet, totaled $10.4 million, net of accumulated amortization of $7.9 million at September 30, 2003 and $3.2 million, net of accumulated amortization of $7.1 million at December 31, 2002. The following chart reflects these intangible assets by major category.

	September 30, 2003		December 31, 2002
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Amount	Amortization	Amount	Amortization

Customer relationships	$6,315	$94	$559	$6
Non-compete agreements	4,862	3,583	4,150	3,346
Patents	4,166	3,215	4,063	2,908
Other (a)	2,990	1,030	1,514	833

Total	$18,333	$7,922	$10,286	$7,093

(a)	Includes $0.1 million of intangible assets acquired in 2003 that are classified in Other current assets.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

The increase in intangible assets is due to the acquisitions discussed in Note H, “Acquisitions and Dispositions.” As part of these transactions, the Company acquired the following intangible assets (by major class) which are subject to amortization:

	Gross Carrying		Weighted-average
(In thousands)	Amount	Residual Value	amortization period

Customer relationships	$5,734	None	29 years

Non-compete agreements	650	None	3 years

Other	1,435	None	5 years

Total	$7,819

There were no research and development assets acquired and written off.

Amortization expense for intangible assets was $0.7 million for the nine months ended September 30, 2003 and 2002. The following chart shows the estimated amortization expense for the next five fiscal years based on current intangible assets.

(In thousands)	2003	2004	2005	2006	2007

Estimated Amortization Expense	$1,087	$1,356	$1,231	$1,006	$778

H.   Acquisitions and Dispositions

Acquisitions
In June 2003, the Company completed the acquisition of the domestic mill services unit of C.J. Langenfelder & Son, Inc., an industrial services company. This acquisition gives the Company expanded presence with two major North American steel producers. In June 2003, the Company also acquired a small product line for the Company’s international access services business. The proforma impact of these acquisitions is not material.

Dispositions – Assets Held for Sale and Discontinued Operations
In management’s ongoing strategic efforts to increase the Company’s focus on core industrial services, certain manufacturing operations have been divested. Effective March 21, 2002, the Board of Directors authorized the sale of the Capitol Manufacturing business, a business unit of the Gas and Fluid Control Segment. A significant portion of the Capitol Manufacturing business was sold on June 28, 2002. The Company continues to recognize income from inventory consigned to the buyer in accordance with the sale agreement and when all revenue recognition criteria have been met. This business has been included in Discontinued operations and the assets and liabilities have been separately identified on the Balance Sheet as held for sale for all periods presented. There were no sales from discontinued operations for the nine months ended September 30, 2003. The sales from discontinued operations for the nine months ended September 30, 2002 were $35.5 million. These sales were excluded from revenues from continuing operations reported on the Condensed Consolidated Statement of Income. The income (loss) from discontinued operations does not include any charges to reduce the book value of the business held for sale to its fair market value less cost to sell, since the fair value of the business exceeded the book value.

Throughout 2002 and 2003, management approved the sale of certain long-lived assets (primarily land and buildings) of the Access Services and Mill Services Segments. Accordingly, these assets have been separately identified on the Balance Sheet as Assets held for sale for all periods presented. Several of these assets were sold during the first nine months of 2003 resulting in the decrease noted below.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

The major classes of assets and liabilities “held for sale” included in the Condensed Consolidated Balance Sheet are as follows:

	September 30	December 31
(In thousands)	2003	2002

ASSETS
Accounts receivable, net	$433	$595
Inventories	277	727
Other current assets	21	21
Property, plant and equipment, net	5,073	11,344

Total assets “held for sale”	$5,804	$12,687

LIABILITIES
Accounts payable	$522	$463
Income taxes	—	958
Other current liabilities	466	618

Total liabilities associated with assets
“held for sale”	$988	$2,039

Discontinued Defense Business
In January 1994, FMC Corporation and the Company combined certain assets and liabilities of FMC’s Defense Systems Group and the Company’s BMY-Combat Systems Division to form United Defense, L.P. On August 25, 1997, the Company and FMC Corporation signed an agreement to sell United Defense, L.P. for $850 million, and the sale was completed on October 6, 1997. Prior to the sale, FMC had been the managing general partner and 60% owner of United Defense, L.P., while the Company owned the balance of 40% as the limited partner. United Defense supplies ground combat and naval weapons systems for the U.S. and military customers worldwide. These transactions did not include any of the assets or liabilities of the Company’s BMY-Wheeled Vehicles Division, which were retained by the Company. This division, which was exited by the Company in 1995, sold five-ton trucks to the United States Army under a completed 1986 contract that is the subject of a federal excise tax dispute as more fully discussed in Note I, “Commitments and Contingencies,” in Part I, Item 1, Financial Statements.

Income and cash flows related to the discontinued defense business, principally accrual adjustments and legal fees, are shown separately on the Consolidated Statements of Income and Cash Flows, respectively.

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

The settlement does not resolve the claim by the Internal Revenue Service (“IRS”) that, contrary to the Company’s position, certain cargo truck models sold by the Company should be considered to have gross vehicle weights in excess of the 33,000 pound threshold under FET law, are not entitled to an exemption from FET under any other theory, and therefore are taxable. In 1999, the IRS assessed an increase in FET of $30.4 million plus penalties and applicable interest currently estimated to be $12.4 million and $69.5 million, respectively. In October 1999, the Company posted an

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

$80 million bond required as security by the IRS. This increase in FET takes into account offsetting credits of $9.2 million, based on a partial allowance of the Company’s $31.9 million claim that certain truck components are exempt from FET. The IRS disallowed in full the Company’s additional claim that it is entitled to the entire $52 million of FET (plus applicable interest currently estimated by the Company to be $60.6 million) the Company has paid on the five-ton trucks, on the grounds that such trucks qualify for the FET exemption applicable to certain vehicles specially designed for the primary function of off-highway transportation. In the event that the Company ultimately receives from the IRS a refund of tax (including applicable interest) with respect to which the Company has already received reimbursement from the Army, the refund would be allocated between the Company and the Army. In August 2000, the Company filed legal action against the Government in the U.S. Court of Federal Claims challenging the assessment and seeking a refund of all FET that the Company has paid on five-ton trucks. Although there is risk of an adverse outcome, both the Company and the Army believe that the cargo trucks are not taxable.

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

Even if the cargo trucks are ultimately held to be taxable, the Army’s contribution of $24.6 million toward payment of the tax (but not interest or penalty, if any), would result in a net maximum liability for the Company of $5.8 million plus penalties and applicable interest currently estimated to be $12.4 million and $69.5 million, respectively. The Company believes it is unlikely that resolution of this matter will have a material adverse effect on the Company’s financial position; however, it could have a material effect on quarterly or annual results of operations and cash flows.

During the third quarter of 2003, several significant developments occurred with respect to this matter. On July 16, 2003, the Court denied entirely the Government’s motion for summary judgment. Shortly after the ruling and at the urging of the Court, the Government and the Company commenced settlement negotiations. These settlement negotiations progressed significantly during the months of August and September. At a status conference on September 30, 2003, the Court suspended further proceedings in the litigation pending the outcome of the settlement discussions. The parties continue to work toward finalization of a settlement. As a result of these developments, the Company adjusted an accrual related to this matter. This adjustment is included as Income related to discontinued defense business on the Company’s Condensed Consolidated Statement of Income for the quarter ended September 30, 2003. The Company’s current expectation is that its future obligations for finalizing this matter will approximate $1.0 million. No recognition has been given in the accompanying financial statements for the outcome of the ongoing settlement discussions with respect to the Company’s claim for a tax refund.

        Environmental – The Company is involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a “potentially responsible party” for certain waste disposal sites. While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company. The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Consolidated Balance Sheet at September 30, 2003 and December 31, 2002 includes an accrual of $2.9 million and $3.2 million, respectively, for environmental matters. The amounts charged against pre-tax income related to environmental matters totaled $0.7 million and $1.4 million for the first nine months of 2003 and 2002, respectively.

The liability for future remediation costs is evaluated on a quarterly basis. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures. The Company does not expect that any sum it may have to pay in connection with environmental matters in excess of the amounts recorded or disclosed above would have a material adverse effect on its financial position, results of operations or cash flows.

In January 2002, the New Jersey Department of Environmental Protection (“NJDEP”) issued Notices of Civil Administrative Penalty Assessment to the Company for violations of the New Jersey Air Pollution Control Act. The

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

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

As of September 30, 2003, the Company has obtained dismissal by stipulation, or summary judgment prior to trial, in all cases that have proceeded to trial (approximately 663 dismissals). The Company has not paid any amounts in settlement of these cases, with the exception of two settlements totaling less than $10,000 paid by the insurance company prior to 1998. The Company’s insurance carrier has paid all legal costs and expenses to date. The Company has liability insurance coverage available under various primary and excess policies that the Company believes will be available if necessary to substantially cover any liability that might ultimately be incurred on these claims.

As of September 30, 2003, there were approximately 39,830 open personal injury claims of which approximately 1,090 were filed in the quarter ended September 30, 2003. Approximately 25,075 of these cases are filed in the New York State court for New York County. Almost all of these complaints contain a standard claim for damages of $20 million or $25 million against the approximately 90 defendants, regardless of the individual’s alleged medical condition, and without identifying any product of the Company. Approximately 14,450 of these cases are filed in the state courts of various counties in Mississippi. Almost all of these complaints contain a standard claim for an unstated amount of damages against the numerous defendants (typically 240 to 270), without identifying any product of the Company. During the third quarter of 2003, we reached agreement with one plaintiff’s counsel in Mississippi to dismiss the Company from approximately 2,600 cases. As of October 15, 2003, dismissal orders have been received on approximately 140 of these cases and the remaining cases are awaiting the judge’s signature. The other claims totaling approximately 305 are filed in various counties in a number of state courts, and in U.S. Federal District Court for the Eastern District of Pennsylvania, and the complaints assert lesser amounts than the New York County cases or do not state any amount claimed.

In view of the current litigation climate, which as of yet has not been sufficiently addressed either politically or legally, the Company expects to continue to receive further claims. However, there were developments during the fourth quarter of 2002 that could have a favorable effect for the Company regarding pending and future claims in New York County, and claims filed in Mississippi after 2002. In December 2002, the court in New York County issued an order which created a Deferred Docket for all pending and future asbestos claims of plaintiffs who do not meet minimum criteria for discernible physical impairment, and an Active Docket for plaintiffs who meet the minimum criteria. During the third quarter of 2003, the court made significant progress toward finalizing the Deferred Docket with respect to 1997 and 1998 cases. Of the approximately 5,000 1997-1998 cases that were on the court’s docket, only approximately 260 cases will be placed on the Active Docket, while all others will be deferred until such time as these plaintiffs can show physical impairment which satisfies the standards established by the court. Of these 260 cases, approximately 100 cases are subject to removal back to the Deferred Docket in the event medical testing of plaintiffs by defendants does not verify the physical limitations claimed. The Company was not a party in all 5,000 of these cases and we are waiting for the identification of the cases on the Active Docket to be released to determine how many of these approximately 260 “active” cases the Company will be party to. The Court has started work on the 1999-2000 docket of cases, which numbers approximately 12,000. It is expected to take several months to finalize which of these cases will be deferred and which will be placed on the Active Docket and progress to trial.

Also, in the fourth quarter of 2002, Mississippi enacted tort reform legislation that made changes in the law favorable to the Company’s defense, which will apply to all cases filed on or after January 1, 2003. The majority of the claims pending

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

against the Company in Mississippi were filed in the fourth quarter of 2002, in advance of this more restrictive legislation taking effect.

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

Costs associated with exit or disposal activities are included as a component of Other expenses on the Company’s Condensed Consolidated Statements of Income. This income statement classification also includes impaired asset write-downs, employee termination benefit costs and costs to exit activities, offset by net gains on the disposal of non-core assets and is more fully described in Note 15, “Other (Income) and Expenses,” to the Company’s Form 10-K for the year ended December 31, 2002.

During the first nine months of 2003, the Company continued its strategy to reduce costs and streamline operations. Execution of this strategy included the sale of certain operating locations, as well as continued staff reductions in both administrative and operating positions. Under these reorganization actions, the Company and its management have established and approved specific plans of termination. During the nine months ended September 30, 2003, the Company initiated reorganization actions in several operations, including, but not limited to, certain operations located in the U.S., Europe and Canada. There were no individually material reorganization actions initiated during the nine months ended September 30, 2003; however, the following table summarizes these actions in aggregate for the Company:

	Original reorganization action period
	First	Second	Third
	Quarter	Quarter	Quarter	Year-to-date
(In thousands)	2003	2003	2003	Total

Employee termination benefits expense	$1,590	$915	$1,230	$3,735

Payments:
In 1st quarter of 2003	(283)	—	—	(283)
In 2nd quarter of 2003	(1,085)	(735)	—	(1,820)
In 3rd quarter of 2003	(115)	(86)	(700)	(901)

Total payments:	(1,483)	(821)	(700)	(3,004)
Other (principally foreign currency translation):	100	(26)	23	97

Remaining payments as of September 30, 2003	$207	$68	$553	$828

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

The total amount of employee termination benefits expense expected to be incurred and the actual expenses incurred to date for the three and nine months ended September 30, 2003 by reportable segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2003		September 30, 2003
	Total Costs		Total Costs
	Expected to be	Costs Incurred	Expected to be	Costs Incurred
(In thousands)	Incurred	to Date	Incurred	to Date

Mill Services Segment	$702	$702	$2,103	$2,103

Access Services Segment	325	325	749	749

Gas and Fluid Control Segment	114	114	231	231

Other Infrastructure Products and
Services (“all other”)	89	89	442	442

Corporate	—	—	210	210

Total	$1,230	$1,230	$3,735	$3,735

The following table summarizes employee termination benefit costs and payments (associated with continuing operations) related to reorganization actions initiated prior to January 1, 2003:

	Original reorganization action period

(In thousands)	2002	2001

Employee termination benefits expense	$7,140	$10,135

Payments:
In 2001	—	(6,142)
In 2002	(4,438)	(1,997)
In 2003	(2,646)	(2,215)

Total payments:	(7,084)	(10,354)
Other (principally foreign currency translation):	42	251

Remaining payments as of September 30, 2003	$98	$32 (a)

(a)

Remaining payments relate principally to a reorganization in Germany that commenced in December 2001. All terminations have been completed; however, final payments are not expected to be completed until the third quarter of 2004.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

K.   Reconciliation of Basic and Diluted Shares

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands, except amounts per share)	2003	2002	2003	2002

Income from continuing operations	$23,374	$24,695	$61,298	$64,527

Average shares of common stock outstanding used
to compute basic earnings per common share
from continuing operations	40,752	40,514	40,637	40,304
Additional common shares to be issued assuming
exercise of stock options, net of shares assumed
reacquired	348	132	240	403

Shares used to compute dilutive effect of stock
options	41,100	40,646	40,877	40,707

Basic earnings per common share from continuing
operations	$.57	$.61	$1.51	$1.60

Diluted earnings per common share from continuing
operations	$.57	$.61	$1.50	$1.58

Options to purchase 172,600 and 990,474 shares were outstanding at September 30, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the effect was antidilutive.

L.  Off-Balance Sheet Risk – Third Party Guarantees

In connection with the licensing of one of the Company’s trade names and providing certain management services (the furnishing of selected employees), the Company guarantees the debt of certain third parties related to its international operations. These guarantees are provided to enable the third parties to obtain financing of their operations. The Company receives fifty percent of the profits from these operations, which are included as Services sales in the Company’s Condensed Consolidated Statements of Income. The revenue from these entities was $0.4 million for both the three months ended September 30, 2003 and 2002 and $1.1 million and $1.2 million for the nine months ended September 30, 2003 and 2002, respectively. The guarantees are renewed on an annual basis and the Company would only be required to perform under the guarantee if the third parties default on their debt. The maximum potential amount of future payments (undiscounted) related to these guarantees was $2.9 million at September 30, 2003 and December 31, 2002. There is no recognition of this potential future payment in the accompanying financial statements as the Company believes the potential for making these payments is remote. One of these guarantees was renewed in June 2003 and a second guarantee was renewed in September 2003; accordingly, liabilities for the fair value of the guarantee instruments were recognized in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45) which the Company adopted January 1, 2003. These liabilities are included in Other current liabilities on the Condensed Consolidated Balance Sheet. The recognition of these liabilities did not have a material impact on the Company’s financial condition or results of operations for the three months or nine months ended September 30, 2003.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
The nature of the Company’s business and the many countries in which it operates subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. In accordance with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary remarks regarding important factors which, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. Forward-looking statements contained herein could include statements about our management confidence and strategies for performance; expectations for new and existing products, technologies, and opportunities; and expectations regarding growth, sales, cash flows, earnings and Economic Value Added (EVA®). These statements can be identified by the use of such terms as “may”, “could”, “expect”, “anticipate”, “intend”, “believe,” or other comparable terms.

Factors which could cause results to differ include, but are not limited to: (1) changes in the worldwide business environment in which the Company operates, including general economic conditions; (2) changes in currency exchange rates, interest rates and capital costs; (3) changes in the performance of stock and bond markets, that could affect the valuation of the assets in the Company’s pension plans and the accounting for pension assets, liabilities and expense; (4) changes in governmental laws and regulations, including taxes and import tariffs; (5) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services and technologies; (6) unforeseen business disruptions in one or more of the many countries which the Company operates due to political instability, civil disobedience, armed hostilities or other calamities; and (7) other risk factors listed from time to time in the Company’s SEC reports. The Company cautions that these factors may not be exhaustive and that many of these factors are beyond

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

the Company’s ability to control or predict. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company undertakes no duty to update forward-looking statements.

Liquidity and Capital Resources
The Company’s principal sources of liquidity are net cash provided by operating activities and borrowings under its various credit agreements. One of the Company’s strategic objectives for 2003 has been to generate excess or discretionary cash flows and redeploy the cash to strategically grow the industrial services businesses, primarily the mill services and railway track maintenance products and services businesses. To illustrate the execution of this strategy, the Company’s capital expenditures during the first nine months of 2003 have been primarily in the industrial services businesses. Additionally, during the second quarter of 2003, the Company acquired the mill services unit of C.J. Langenfelder & Son, Inc. and the Company’s Harsco Track Technologies division received a significant new contract for track repair and renewal services from North America’s largest railroad. Another major new order for $68 million in railway track maintenance equipment was announced in October 2003 for delivery to China in the next 36 months. Also, during the first nine months of 2003, the Company announced several new mill services contracts.

The Company’s strategies for generating discretionary cash flows for growth initiatives include continuing its strong net cash provided by operating activities and generating cash flows from the sale of underperforming businesses and assets. The Company historically generates a significant amount of its cash from operations during the fourth quarter (approximately 35% in 2002) and expects to do so again in 2003.

Changes in the Company’s overall liquidity and capital resources from continuing operations during 2003 are reflected in the following table:

	September 30	December 31	Increase
(Dollars are in millions)	2003	2002	(Decrease)

Current Assets	$773.5	$702.4	$71.1

Less: Current Liabilities	484.4	473.8	10.6

Working Capital	$289.1	$228.6	$60.5

Current Ratio	1.6:1	1.5:1

Notes Payable and Current Maturities	$25.6	$34.1	$(8.5)

Long-term Debt	617.2	605.6	11.6

Total Debt	642.8	639.7	3.1

Total Equity	740.6	644.5	96.1

Total Capital	$1,383.4	$1,284.2	$99.2

Total Debt to Total Capital	46.5%	49.8%	(3.3%)

        Working Capital Position – Working capital increased 26% as of September 30, 2003 and the current ratio increased to 1.6:1 when compared with December 31, 2002. Current assets increased by $71.1 million due principally to an increase in accounts receivable of $69.2 while current liabilities increased by $10.6 million due to several offsetting factors.

The $69.2 million increase in accounts receivable was due in part to increased sales in the third quarter of 2003 versus the fourth quarter of 2002 across all segments. Also contributing to the increase in accounts receivable was the timing of collections in the international mill services and access services businesses, particularly in the U. K., and a $7.3 million increase due to the acquisition of the mill services unit of C.J. Langenfelder & Son, Inc. Foreign currency translation caused accounts receivable to increase $17.1 million, due principally to the weakening of the U.S. dollar in relation to the British pound sterling and the euro.

Partially offsetting the increase in current assets was a $10.6 million increase in current liabilities. This net increase was the result of several offsetting changes that included the following:

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

  A $7.6 million increase in other current liabilities. This increase was due primarily to an $18.2 million increase in accrued interest on the 200 million British pound sterling notes payable, partially offset by decreases in other current liabilities.

  A $4.9 million increase in accrued compensation.

  A $4.8 million increase in accrued income taxes that included a $2.9 million increase in accrued taxes on international income and a $1.9 million increase related to U.S. federal, state and local income taxes.

These net increases were partially offset by an $8.4 million decrease in short-term borrowings and current maturities of long-term debt due to the Company paying down debt and financing current liquidity needs with lower cost commercial paper, which is classified as long-term debt, versus higher cost short-term credit facilities.

      Net Cash Provided by Operating Activities

	For the Nine Months Ended
	September 30
(In millions)	2003	2002

Net cash provided by operating activities:	$154.4	$163.7

The $9.3 million decrease in net cash provided by operating activities is due to the timing of receipts on receivables in 2003 compared with 2002. This timing difference decreased cash from operating activities on a comparative basis by $30.8 million. This decrease was offset by changes to Other assets and liabilities and accounts payable, that increased cash from operations by $14.0 million and $6.8 million, respectively. Changes in Other assets and liabilities were principally due to a $10.6 million increase in long-term pension liabilities and from the timing of tax payments. The increase in the long-term pension liabilities was due to an increase in pension expense and the timing of pension funding. The increase in accounts payable was due to the timing of payments to vendors.

Looking to the fourth quarter of 2003, the Company expects net cash provided by operating activities to increase from the third quarter based on historically strong increases in cash from operations during that period.

        Cash Investing and Financing Activities – Capital investments for the first nine months of 2003 were $96.8 million, an increase of $10.7 million from the first nine months of 2002. Investments were made predominantly in the industrial services businesses. The Company also invested $23.5 million on two industrial service acquisitions. This included the acquisition of a domestic mill services company and a small product line for the international access services business.

The Company realized $14.2 million in cash from asset sales during the first nine months of 2003, which was down $40.7 million from the 2002 period. This decrease is due to the sale of Capitol Manufacturing, the sale of a product line of the Harsco Track Technologies division of Other Infrastructure Products and Services, and the sale of a plant associated with the roofing granules business in the first nine months of 2002. The Company has targeted asset sales in 2003 to be approximately $30 million. The Company’s management continues to strategically evaluate, on an Economic Value Added (EVA®) basis, all underperforming assets and businesses for possible sale.

Long-term debt increased $11.6 million in the first nine months of 2003, principally due to foreign currency translation. In the third quarter of 2003, the Company’s $150 million, 6% notes matured and were paid principally with $148.6 million of proceeds from notes issued with a face value of $150 million, at an interest rate of 5.125%, due September 15, 2013. The new lower rate is expected to provide pre-tax interest savings of approximately $1.3 million per year. Despite the increase in debt, the Company’s debt as a percent of total capital decreased in the first nine months of 2003 to 46.5% from 49.8% at December 31, 2002. This was due to a $96.1 million increase in equity. The increase in equity was due to the following factors:

  Positive cumulative translation adjustments totaling $37.3 million in the first nine months of 2003. These increases were due principally to the strengthening of the euro and British pound sterling in relation to the U.S. dollar since December 31, 2002.

  An increase in retained earnings of $34.6 million due to an increase in net income for the period offset by dividends declared.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

  A pension equity adjustment that increased equity $15.7 million, net of a $6.9 million effect of foreign currency translation. The pension equity adjustment was the result of pension plan amendments to the Company’s U.K. pension plan that required the Company to recalculate the equity adjustment for the minimum pension liability originally recorded in the fourth quarter of 2002.

The Company’s history of cash dividends, paid at the same or increased rates for the 213th consecutive quarter in August 2003, demonstrates the Company’s continued commitment to creating value through returns to stockholders.

On June 24, 2003, the Board of Directors increased the share repurchase authorization to 1,000,000 shares from the previously authorized 499,154 shares. This authorization was granted to enable management to repurchase the Company’s shares when deemed appropriate. The authorization should not be considered an indication that share repurchases may actually occur.

      Financial Statistics from Continuing Operations for the Nine Months Ended September 30

	2003	2002

Harsco stock price high-low	$39.49-$27.50	$44.48-$25.75
Annualized return on average equity (a)	11.7%	11.9%

(a)

Annualized return on average equity is calculated by dividing annualized income from continuing operations by the nine month weighted average equity. This ratio is based upon current year-to-date income from continuing operations that may not be representative of actual income from continuing operations the Company achieves for the twelve months ended December 31, 2003. It should be noted that the actual return on equity for the twelve months ended December 31, 2002 was 12.6%.

The Company’s slightly lower annualized return on average equity was due to slightly decreased income from continuing operations in the first nine months of 2003 compared with the first nine months of 2002. The Company’s book value per share increased to $18.14 per share at September 30, 2003 from $15.90 at December 31, 2002 due principally to a combination of increased equity from positive foreign currency translation adjustments, the pension adjustment to shareholder’s equity, and an increase to retained earnings. Foreign currency translation adjustments and the pension adjustment to shareholders’ equity are recorded as part of other comprehensive income or expense.

        Credit and Equity Financing Facilities – The Company has various credit facilities and commercial paper programs available for use throughout the world. These facilities and programs are explained in detail in the Company’s Form 10-K for the year ended December 31, 2002. The following chart illustrates the amounts outstanding on credit facilities and commercial paper programs and available credit at September 30, 2003. The Company limits the aggregate commercial paper and credit facility borrowings at any one time to a maximum of $375 million. This reduction of $50 million from the $425 million self-imposed limit at December 31, 2002 was made in conjunction with the Company’s decision in January 2003 not to renew one of the $50 million bilateral credit facilities that was considered excess to the Company’s financing needs.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

		Outstanding	Available
	Facility Limit at	Balance at	Credit at
(In millions)	September 30, 2003	September 30, 2003	September 30, 2003

U.S. commercial paper program	$350.0	$53.1	$296.9

Euro commercial paper program(a)	86.2	30.6	55.6

Revolving credit facility(b)	350.0	—	350.0

Bilateral credit facility(c)	25.0	7.3	17.7

Totals at September 30, 2003	$811.2	$91.0	$720.2	(d)

(a)

The Company discontinued its 250 million euro commercial paper program in the second quarter of 2003 since it was excess to the Company’s credit needs. If needed in the future, the Company has the ability to reinstate the program. Subsequent to September 30, 2003, the Company replaced this 74.4 million euro commercial paper program with a new 100.0 million euro commercial paper program.

(b)	U.S.-based program. $131.3 million of this facility (one-year term) was renewed in August 2003. The remaining portion of this facility is a five year term which expires September 29, 2005.

(c)	International-based program

(d)	Although the Company has significant available credit, it is the Company’s policy to limit aggregate commercial paper and credit facility borrowings at any one time to a maximum of $375 million.

At June 30, 2003 the Company had a Form S-3 shelf registration on file with the Securities and Exchange Commission for the possible issuance of up to an additional $200 million of new debt securities, preferred stock or common stock. In September 2003, the Company issued $150 million, 5.125% notes that are due September 15, 2013. The proceeds from this issuance were used to repay the Company’s $150 million, 6.0% notes that were due September 15, 2003. The new lower rate is expected to provide pre-tax interest savings of approximately $1.3 million per year.

        Credit Ratings and Outlook – The Company’s 5.125% notes due 2013 are rated A- by Standard & Poor’s, A- by Fitch and A-3 by Moody’s. The Company’s £200 million 7.25% notes due 2010 are rated A- by Standard & Poor’s and A-3 by Moody’s. The Company’s U.S.-based commercial paper is rated A-2 by Standard & Poor’s, F-2 by Fitch and P-2 by Moody’s. During the second quarter of 2003, Fitch reaffirmed its credit rating of the Company and raised its outlook for the Company from negative to stable. In the third quarter of 2003, S&P, Fitch and Moody’s all reaffirmed their stable outlooks for the Company. A downgrade to the Company’s credit rating would probably increase the costs to the Company to borrow funds. An improvement in the Company’s credit rating would probably decrease the costs to the Company to borrow funds.

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

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

RESULTS OF OPERATIONS
Third Quarter of 2003 Compared with Third Quarter of 2002

	Three Months		Amount	Percent
	Ended September 30		Increase	Increase
(Dollars are in millions, except per share)	2003	2002	(Decrease)	(Decrease)

Revenues from continuing operations	$530.2	$510.5	$19.7	4%

Cost of services and products sold	400.0	383.8	16.2	4

Selling, general and administrative expenses	81.6	78.2	3.4	4

Other (income) expenses	2.2	(0.1)	2.3	2,300

Operating income from continuing operations	45.8	48.1	(2.3)	(5)

Income from continuing operations	23.4	24.7	(1.3)	(5)

Income from discontinued operations	5.1	1.0	4.1	410

Net income	28.5	25.7	2.8	11

Diluted earnings per common share	0.69	0.63	0.06	10

Summary Analysis of Results

Revenues from continuing operations for the third quarter of 2003 increased by $19.7 million from the third quarter of 2002 while operating income from continuing operations decreased by $2.3 million in the same period. The increase in the Company’s third quarter revenue was due to the overall impact of foreign currency translation. The Company was positively affected by the weakening of the U.S. dollar in relation to the euro, the British pound sterling, the South African rand and the Brazilian real in the third quarter of 2003 when compared with the third quarter of 2002. The overall impact of foreign currency translation resulted in increased sales and operating income in the third quarter of 2003 of approximately $24.5 million and $3.4 million, respectively, when compared with the third quarter of 2002. Partially offsetting this increase in operating income was a $0.3 million unfavorable effect of foreign currency translation on interest expense that is included in income from continuing operations.

The following table compares the Company’s revenues by region for the third quarter of 2003 versus the third quarter of 2002, indicating the impact of both volume changes and foreign currency translation.

	Revenues by Region

	Total Revenues
	Three Months Ended		Percentage Growth From
	September 30		2002 to 2003
(Dollars in millions)	2003	2002	Volume	Currency	Total

U.S.	$224.8	$233.5	(3.7)%	0.0%	(3.7)%
Europe	217.5	201.4	(0.5)	8.5	8.0
Latin America	26.3	23.5	11.7	0.2	11.9
Asia - Pacific	22.1	18.3	7.9	12.9	20.8
Other	39.5	33.8	1.8	15.1	16.9

Total	$530.2	$510.5	(0.9)%	4.8%	3.9%

In the third quarter of 2003, the Company was negatively affected by an increase in pre-tax pension expense of $4.4 million compared with the third quarter of 2002. Looking forward, the Company has begun implementing design changes to many of its defined benefit pension plans for non-union employees by converting them to defined contribution plans. This conversion is expected to make the Company’s pension expense more predictable and affordable and less sensitive to changes in the financial markets.

The Company’s third quarter 2003 operating income benefited from the continued strong performance of the international access services business, the June 2003 acquisition of the mill services unit of C.J. Langenfelder & Son, Inc. and aggressive cost containment measures across the Company. These increases were somewhat offset by continued

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

weakness in the U.S. non-residential construction business which negatively impacted operating income in the third quarter of 2003 for the Access Services Segment. The Company does not anticipate a rebound in the access services market until the emergence of stronger economic conditions and increased non-residential construction spending.

The Company experienced reduced demand for several of its manufactured products due to the continued difficult economic conditions in the domestic manufacturing sector. This impact was most pronounced in the Gas and Fluid Control Segment and the IKG industrial grating product line of Other Infrastructure Products and Services.

The sale of an equity investment in India in the Mill Services Segment and a product line of the Harsco Track Technologies Division of the Other Infrastructure Products and Services category in the third quarter of 2002 generated gains of $2.7 million and $2.0 million, respectively, which were not repeated in the third quarter of 2003.

Also adversely impacting third quarter 2003 operating income in comparison to the third quarter of 2002 were increased energy costs and temporary steel mill shutdowns caused by the late summer power blackout in the eastern half of the U.S. and Canada, together with production disruptions at several domestic East Coast steel mills caused by Hurricane Isabel.

Income from discontinued operations for the third quarter of 2003 was $5.1 million reflecting favorable developments in the Company’s Federal Excise Tax litigation. For more information concerning this litigation, see Note I, “Commitments and Contingencies — Federal Excise Tax and Other Matters Related to the Five-Ton Truck Contract,” in Part I, Item 1, Financial Statements.

Comparative Analysis of Consolidated Results

        Revenues from Continuing Operations – Revenues from continuing operations for the third quarter of 2003 increased 4% from last year’s comparable period. This increase included the favorable effect of foreign currency translation which increased 2003 third quarter revenues $24.5 million when compared with the third quarter of 2002. Revenue increases were also due in part to the net change from acquisitions and divestitures, principally the acquisition of the mill services unit of C.J. Langenfelder & Son, Inc. Increased revenues from continuing operations in the Mill Services and Access Services Segments of $31.0 million and $5.0 million, respectively, were partially offset by decreased revenues in the Gas and Fluid Control Segment and Other Infrastructure Products and Services of $7.3 million and $8.9 million, respectively. These changes are more fully discussed in the Segment Analysis section below.

        Cost of Services and Products Sold – Cost of services and products sold for the third quarter of 2003 increased 4% from the third quarter of 2002, the same rate as the increase in revenues. This increase included the effect of foreign currency translation which increased cost of services and products sold for the third quarter of 2003 by approximately $18 million when compared with the third quarter of 2002. Costs increased due to the net change from acquisitions and divestitures, principally the acquisition of the mill services unit of C.J. Langenfelder & Son, Inc. Increased energy costs and approximately $2.0 million in increased pension expense also contributed to increased costs of sales. Pension expense increased due to the fall of equity markets and lower interest rates which affected the SFAS No. 87 pension expense computation for 2003. These cost increases were partially offset by the positive effects of the Company’s aggressive restructuring and cost containment initiatives in the past several years.

        Selling, General and Administrative Expenses – Selling, general and administrative expenses for the third quarter of 2003 increased 4% from the third quarter of 2002. This increase included the effect of foreign currency translation, which increased 2003 selling, general and administrative expenses by approximately $4 million when compared with 2002, and increased pension costs of approximately $2.4 million.

        Other (Income) Expense – This income statement classification includes impaired asset write-downs, employee termination benefit costs and costs to exit activities, partially offset by net gains on the disposal of non-core assets. During the third quarter of 2003, the Company continued its strategy to streamline operations. This strategy included continued staff reductions in both administrative and operating positions. These actions resulted in net other expenses of $2.2 million in the third quarter of 2003 compared with $0.1 million of income in the third quarter of 2002.

Expenses for the third quarter of 2003 include $1.2 million of employee termination benefits expense, principally in the Mill Services and Access Services Segments with the majority related to operations in the United States and U.K. Additionally, $0.7 million of expense was incurred to exit certain activities principally in the Mill Services Segment.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

Income for the third quarter of 2002 included $4.6 million in gains related to the sale of an equity investment in India (part of the Mill Services Segment) and a product line of the Harsco Track Technologies Division of Other Infrastructure Products and Services. These gains were partially offset by $2.8 million of employee termination benefit costs, principally in the Mill Services Segment and Other Infrastructure Products and Services related to operations in the United States and Europe; $1.1 million in costs to exit activities; and $0.6 million in other costs.

For additional information on employee termination benefits, see Note J, “Costs Associated with Exit or Disposal Activities,” in Part I, Item 1, Financial Statements.

        Income from Continuing Operations – Income from continuing operations in the third quarter of 2003 was $1.3 million below the third quarter of 2002. The decrease results principally from increased pension expense of $3.0 million after-tax and decreased income in the Gas and Fluid Control Segment and Other Infrastructure Products and Services. These decreases were partially offset by the favorable effect of foreign currency translation which increased 2003 third quarter income from continuing operations approximately $2.1 million after-tax when compared with the third quarter of 2002. Decreased income in the Gas and Fluid Control Segment and Other Infrastructure Products and Services is more fully discussed in the Segment Analysis section below.

        Income from Discontinued Operations – Income from discontinued operations in the third quarter of 2003 increased by $4.1 million from the third quarter of 2002. This increase was principally the result of $5.2 million after-tax income due to favorable developments in the Company’s Federal Excise Tax litigation. This increased income was partially offset by a $1.1 million decrease in income from the Company’s discontinued Capitol Manufacturing business. The Company recorded $1.0 million after-tax income related to the discontinued Capitol Manufacturing business in the third quarter of 2002.

For additional information on the Federal Excise Tax litigation matter, see Note I, “Commitments and Contingencies,” in Part I, Item 1, Financial Statements.

        Net Income and Earnings Per Share – Net income and diluted earnings per share for the third quarter of 2003 were above last year’s comparable period due to the increased income from discontinued operations as previously discussed.

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

        Mill Services Segment

	Three Months
	Ended September 30		Amount	Percent
(Dollars in millions)	2003	2002	Increase	Increase

Revenues from continuing operations	$208.6	$177.6	$31.0	17%

Operating income from continuing operations	20.7	20.5	0.2	1

The effect of foreign currency translation increased 2003 third quarter revenues for the Mill Services Segment by approximately $16.8 million compared with the third quarter of 2002. The quarter-over-quarter revenue increase also included the acquisition of the mill services unit of C.J. Langenfelder & Son, Inc. and, to a lesser extent, continued strong international mill services business and increased volume of the U.S. mill services business. The increased volume in the U.S. mill services business was the result of certain steel mills that commenced operations under new ownership during the second half of 2002. A continued increase in global steel production in the third quarter of 2003 is a positive sign for the Company; however, there are still several structural challenges facing this industry. These challenges, such as global overcapacity, could negatively impact the Company’s future financial position, income from continuing operations and cash flows.

Operating income of the Mill Services Segment for the third quarter of 2003 was above the comparable 2002 period as a result of several factors. The positive effect of foreign currency translation increased 2003 third quarter operating income by approximately $2.6 million when compared with the third quarter of 2002. The acquisition of the mill services unit of

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

C.J. Langenfelder & Son, Inc. also contributed to the increased operating income. These benefits were partially offset by $1.2 million in increased pension expense, lost production due to temporary steel mill shutdowns caused by the late summer power blackout in the eastern half of the U.S. and Canada, together with production disruptions at several domestic East Coast steel mills caused by Hurricane Isabel and increased energy costs. Also, on a comparative basis, 2002’s third quarter operating income was favorably affected by a gain of $2.7 million pre-tax from the sale of a minority equity interest.

        Access Services Segment

	Three Months
	Ended September 30		Amount	Percent
(Dollars in millions)	2003	2002	Increase	Increase

Revenues from continuing operations	$154.8	$149.8	$5.0	3%

Operating income from continuing operations	11.0	10.2	0.8	8

The quarter-over-quarter revenue increase for the Access Services Segment related primarily to the positive effect of foreign currency translation, which increased third quarter 2003 revenues by approximately $7.1 million when compared with the third quarter of 2002. Revenues in the third quarter of 2003 were negatively impacted by continued weakness in the U.S. non-residential construction markets which are at multi-year lows. The Company does not anticipate a recovery in the access services market until the emergence of stronger economic conditions and increased non-residential construction spending.

Operating income of the Access Services Segment for the third quarter of 2003 was above the comparable 2002 period due to increased revenue, ongoing cost reduction initiatives, improved performance in the SGB international access services business and the positive effect of foreign currency translation. Foreign currency translation increased 2003 third quarter operating income by approximately $0.7 million compared with the third quarter of 2002. These increases were partially offset by $2.2 million of increased pension expense in 2003, and a reduction in the access equipment rental business (the highest margin business of this segment) due to pricing pressures.

      Gas and Fluid Control Segment

	Three Months
	Ended September 30		Amount	Percent
(Dollars in millions)	2003	2002	Decrease	Decrease

Revenues from continuing operations	$83.7	$91.0	$(7.3)	(8)%

Operating income from continuing operations	3.4	4.9	(1.5)	(31)

The quarter-over-quarter revenue and operating income decline of the Gas and Fluid Control Segment related primarily to the continued difficult market conditions affecting demand for manufactured products. Decreased demand for composite-wrapped aluminum tanks for natural gas vehicles and cryogenic tanks more than offset a slight improvement in third quarter 2003 operating income from propane products, high-pressure cylinders and the Air-X-Changers business unit when compared with the third quarter of 2002. The larger relative decline in operating income from continuing operations (31%) as compared with revenue (8%) was due to a significant decrease in high-margin composite vessel revenues. The effect of foreign currency translation increased 2003 third quarter revenues by approximately $0.6 million, but did not have a material effect on operating income, when compared with the third quarter of 2002. In the third quarter of 2003, the Segment was affected by a $0.4 million increase in pension expense.

      Other Infrastructure Products and Services (“all other”)

	Three Months
	Ended September 30		Amount	Percent
(Dollars in millions)	2003	2002	Decrease	Decrease

Revenues from continuing operations	$83.2	$92.1	$(8.9)	(10)%

Operating income from continuing operations	10.8	12.8	(2.0)	(16)

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

The Other Infrastructure Products and Services (“all other”) category includes the Company’s Harsco Track Technologies, Reed Minerals, IKG Industries and Patterson-Kelley operating segments. See Item 1, “Business,” to the Company’s Form 10-K for the year ended December 31, 2002 for additional information on this category.

The quarter-over-quarter revenue decline in Other Infrastructure Products and Services related primarily to a continued decline in the IKG industrial grating products business in the third quarter of 2003, a decrease in rail equipment and repair parts sales, and the sale of a product line of Harsco Track Technologies (HTT) in the third quarter of 2002. These decreases were partially offset by $0.8 million in increased boiler sales in the Patterson-Kelley process equipment business unit.

Operating income of Other Infrastructure Products and Services for the third quarter of 2003 was below the comparable 2002 period. An operating loss at IKG was the result of reduced revenue due to depressed market conditions and pricing pressures. In the third quarter of 2003, there was a $0.4 million increase in pension expense for Other Infrastructure Products and Services when compared with the third quarter of 2002. Operating income in the third quarter of 2002 included a $2.0 million gain on the sale of a product line of HTT that was not repeated in the third quarter of 2003.

Industrial Services and Engineered Products Analysis

The Company is a diversified industrial services and engineered products company. Sales and operating income for the third quarter of 2003 and 2002 are presented in the following table:

	Three Months Ended		Three Months Ended
(Dollars are in millions)	September 30, 2003		September 30, 2002

	Amount	Percent	Amount	Percent

Sales
Industrial Services	$377.0	71%	$342.7	67%

Engineered products	153.2	29	167.8	33

Total sales	$530.2	100%	$510.5	100%

Operating Income
Industrial Services	$34.0	74%	$34.9	73%

Engineered products	11.9	26	13.6	28

Subtotal	45.9	100	48.5	101

General Corporate	(0.1)	—	(0.4)	(1)

Total operating income	$45.8	100%	$48.1	100%

The Company continues to focus on expanding its higher-margin industrial services businesses. A majority of the Company’s manufacturing businesses, which are predominantly located in the United States, continue to experience depressed market conditions and intense international competition. In addition, there are several other factors affecting the U.S. manufacturing sector (and the Company) and they include litigation and regulatory compliance, employee health and pension benefits, high energy prices, and higher corporate taxes than elsewhere in the world. While the industrial services sector has similar challenges to overcome, the Company’s industrial services businesses provide greater flexibility and more growth opportunities for the Company.

Industrial services revenue in both absolute dollars and as a percent of the Company’s total revenues has grown in the third quarter of 2003 when compared with the third quarter of 2002. Industrial services operating income for the third quarter of 2003 declined $0.9 million but the percentage of total operating income from industrial services increased slightly from the third quarter of 2002. These percentage increases occurred while the engineered products revenue and operating income in both absolute dollars and as a percent of the Company’s total revenues and operating income, respectively, have declined in the third quarter of 2003 when compared with the third quarter of 2002. The goal of the Company is to grow the industrial services businesses to approximately 75% of revenue by the end of 2004.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

Third quarter 2003 sales for industrial services increased from the comparable period in 2002. This was due to increases in the Company’s international and domestic mill services business and its international access services business, offset by decreases in the domestic access services business Third quarter 2003 operating income for industrial services was down $0.9 million from 2002 due to decreases in domestic access services and a $2.7 million decrease due to a sale of a minority equity interest in the third quarter of 2002. The effect of foreign currency translation increased 2003 third quarter industrial service sales and operating income by approximately $24 million and $3 million, respectively, when compared with the third quarter of 2002.

Third quarter 2003 engineered products sales and operating income decreased from the comparable period in 2002. This was due to decreases in the IKG industrial grating business unit and the Company’s Gas and Fluid Control Segment. The effect of foreign currency translation increased 2003 third quarter engineered products sales by approximately $1 million, but did not have a material effect on operating income, when compared with the third quarter of 2002.

RESULTS OF OPERATIONS
Nine Months of 2003 Compared with Nine Months of 2002

	Nine Months		Amount	Percent
	Ended September 30		Increase	Increase
(Dollars are in millions, except per share)	2003	2002	(Decrease)	(Decrease)

Revenues from continuing operations	$1,554.5	$1,479.5	$75.0	5%

Cost of services and products sold	1,179.5	1,107.1	72.4	7

Selling, general and administrative expenses	243.5	237.2	6.3	3

Other expenses	4.5	2.9	1.6	55

Operating income from continuing operations	124.7	130.0	(5.3)	(4)

Income from continuing operations	61.3	64.5	(3.2)	(5)

Income from discontinued operations	5.3	1.5	3.8	253

Net income	66.6	66.0	0.6	1

Diluted earnings per common share	1.63	1.62	0.01	1

Summary Analysis of Results

Revenues from continuing operations for the first nine months of 2003 increased by $75.0 million from the first nine months of 2002 while operating income from continuing operations declined by $5.3 million. The Company was positively affected by the weakening of the U.S. dollar in relation to the euro, the British pound sterling and the South African rand in the first nine months of 2003 when compared with the first nine months of 2002. The overall impact of foreign currency translation resulted in increased sales and operating income in the first nine months of 2003 of approximately $86.0 million and $8.7 million, respectively, when compared with the first nine months of 2002. The $8.7 million benefit to operating income from foreign currency translation was partially offset by $1.7 million in higher interest expense as a result of the foreign currency translation effect on the Company’s British pound sterling debt.

The following table compares the Company’s revenues by region for the first nine months of 2003 versus the first nine months of 2002, indicating the impact of both volume changes and foreign currency translation.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

	Revenues by Region

	Total Revenues
	Nine Months Ended		Percentage Growth From
	September 30		2002 to 2003
(Dollars in millions)	2003	2002	Volume	Currency	Total

U.S.	$658.4	$694.9	(5.3)%	0.0%	(5.3)%
Europe	645.4	559.2	1.9	13.5	15.4
Latin America	74.0	73.5	11.9	(11.2)	0.7
Asia - Pacific	63.2	54.8	3.8	11.5	15.3
Other	113.5	97.1	4.3	12.6	16.9

Total	$1,554.5	$1,479.5	(0.7)%	5.8%	5.1%

In the first nine months of 2003, the Company was negatively affected by approximately $13.2 million in increased pre-tax pension expense. Looking forward, the Company has begun implementing design changes to many of its defined benefit pension plans for non-union employees by converting them to defined contribution plans. This conversion is expected to make the company’s pension expense more predictable and affordable and less sensitive to changes in the financial markets.

The Company’s year-to-date 2003 revenues and operating income benefited from the continued strong performance of the international mill services business, the June 2003 acquisition of the mill services unit of C.J. Langenfelder & Son, Inc, increased rail equipment sales, primarily to international customers, improved performance of the domestic mill services business, and improved volumes in the international access services business. Operating income was also positively affected by $4.9 million of pre-tax income from the termination of certain post-retirement benefit plans.

In addition to increased pension expense, operating income decreased as a result of continued weakness in the non-residential construction markets which are at multi-year lows and have negatively impacted the Company’s revenues and operating income for the first nine months of 2003 in the Access Services Segment. The Company does not anticipate a rebound in the access services market until the emergence of stronger economic conditions and increased spending on non-residential construction.

The Company experienced reduced demand for several of its manufactured products due to the continued difficult economic environment in the domestic manufacturing sector. This impact was most pronounced in the Gas and Fluid Control Segment and the IKG industrial grating product line of Other Infrastructure Products and Services.

The sale of an equity investment in India in the Mill Services Segment and a product line of the Harsco Track Technologies Division of the Other Infrastructure Products and Services category in the third quarter of 2002 generated gains of $2.7 million and $2.0 million, respectively, which were not repeated in the first nine months of 2003.

Income from discontinued operations for the first nine months of 2003 increased by $3.8 million from the first nine months of 2002 reflecting favorable developments in the Company’s Federal Excise Tax litigation in the third quarter of 2003. For more information concerning this litigation, see Note I, “Commitments and Contingencies — Federal Excise Tax and Other Matters Related to the Five-Ton Truck Contract,” in Part I, Item 1, Financial Statements.

Comparative Analysis of Consolidated Results

        Revenues from Continuing Operations – Revenues from continuing operations for the first nine months of 2003 increased 5% from last year’s comparable period. This increase included the favorable effect of foreign currency translation which increased nine month 2003 revenues by $86.0 million when compared with the first nine months of 2002. Increased revenues from continuing operations in the Mill Services and Access Services Segments of $86.8 million and $31.7 million, respectively, were partially offset by decreases in the Gas and Fluid Control Segment and Other Infrastructure Products and Services of $24.1 million and $19.4 million, respectively. These changes are more fully discussed in the Segment Analysis section below.

        Cost of Services and Products Sold – Cost of services and products sold for the first nine months of 2003 increased 7% from the first nine months of 2002. This increase included the effect of foreign currency translation which increased the first nine months of 2003 cost of services and products sold by approximately $65 million when compared with the first nine months of 2002. Costs, as a percentage of revenues, also increased as a result of a change in product mix of the access services business which resulted from reduced rental revenues (the highest margin product line of this segment). The Company also incurred increased costs of $6.5 million due to the net effect of business acquisitions and

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

dispositions and approximately $6.3 million in increased pension expense due to the fall of equity markets and lower interest rates which affected the SFAS No. 87 pension expense computation for 2003. These increases were partially offset by income of $3.3 million from the termination of certain post-retirement benefit plans.

        Selling, General and Administrative Expenses – Selling, general and administrative expenses for the first nine months of 2003 increased 3% from the first nine months of 2002. The effect of foreign currency translation increased 2003 selling, general and administrative expenses by approximately $13 million when compared with 2002. Increased pension costs of approximately $7.4 million also contributed to the increase in Selling, General and Administrative expenses. These increases were partially offset by reduced bad debt expense of $5.5 million, principally in international mill services, reduced commissions expense of $2.3 million, principally in the Access Services and Gas and Fluid Control Segments, and income of $1.6 million from the termination of certain post-retirement benefit plans across all business segments. As a percentage of sales, selling, general and administrative expenses decreased from 16.0% in the first nine months of 2002 to 15.7% in the first nine months of 2003. This relative decrease is a result of the decreased bad debt expense and continued cost reductions, process improvements and reorganization efforts.

        Other Expenses – This income statement classification includes impaired asset write-downs, employee termination benefit costs and costs to exit activities, offset by net gains on the disposal of non-core assets. During the first nine months of 2003, the Company continued its strategy to streamline operations. This strategy included the sale of certain operating locations, as well as continued staff reductions in both administrative and operating positions. These actions resulted in net other expenses of $4.5 million in the first nine months of 2003 compared with $2.9 million in the first nine months of 2002.

Expenses for the first nine months of 2003 include $3.7 million of employee termination benefits expense, principally in the Mill Services and Access Services Segments and in the Other Infrastructure Products and Services category, related to operations in the United States, U.K. and Continental Europe. Additionally, $1.6 million of expense was incurred to exit certain activities, principally in the Mill Services Segment. These expenses were partially offset by $2.1 million in gains resulting from the sale of non-core assets principally in the Access Services Segment.

Expenses for the first nine months of 2002 include $4.8 million of employee termination benefits expense, principally in the Mill Services and Access Services Segments and in the Other Infrastructure Products and Services category, related to operations in the United States, U.K. and Continental Europe. Additionally, $1.6 million of costs to exit activities were incurred in the period. The expenses were partially offset by gains of $4.8 million, principally from sale of a minority equity investment in the Mill Services Segment and a product line of the Harsco Track Technologies Division of Other Infrastructure Products and Services.

For additional information on employee termination benefits, see Note J, “Costs Associated with Exit or Disposal Activities,” in Part I, Item 1, Financial Statements.

        Income from Continuing Operations – Income from continuing operations in the first nine months of 2003 was below 2002 levels despite an increase in revenues. The decrease of $3.2 million in 2003 is due principally to the increased pension expense of $9.5 million after-tax and decreased income in the Gas and Fluid Control Segment, the IKG business unit of Other Infrastructure Products and Services and the North American access services business as more fully described in the Segment Analysis section below. These negative changes were partially offset by the favorable effect of foreign currency translation which increased 2003 first nine months income from continuing operations by approximately $4.9 million after-tax when compared with the first nine months of 2002, income of $3.4 million after-tax from the termination of certain post-retirement benefit plans, benefits from the ongoing cost reduction initiatives and reduced net interest expense of $0.7 million after-tax due to decreased borrowings and lower interest rates on commercial paper.

        Income from Discontinued Operations – Income from discontinued operations in the first nine months of 2003 increased $3.8 million from the first nine months of 2002. This increase resulted principally from $5.2 million of after-tax income due to favorable developments in the Company’s Federal Excise Tax litigation in the third quarter of 2003. This increased income was partially offset by a $1.4 million after-tax decrease in income from the Company’s discontinued Capitol Manufacturing business. The Company recorded $1.5 million after-tax income related to the discontinued Capitol Manufacturing business in the first nine months of 2002.

For additional information on the Federal Excise Tax litigation matter, see Note I, “Commitments and Contingencies”, in Part I, Item 1, Financial Statements.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

        Net Income and Earnings Per Share – Net income and diluted earnings per share for the first nine months of 2003 were above last year’s comparable period due to the increased income from discontinued operations as previously discussed.

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

        Mill Services Segment

	Nine Months
	Ended September 30		Amount	Percent
(Dollars in millions)	2003	2002	Increase	Increase

Revenues from continuing operations	$600.6	$513.8	$86.8	17%

Operating income from continuing operations	63.1	53.1	10.0	19

The year-over-year revenue increase for the Mill Services Segment for the first nine months of 2003 related principally to the effect of foreign currency translation which increased revenues in the first nine months of 2003 by approximately $51.5 million compared with the first nine months of 2002. The continued strong international mill services business and, to a lesser extent, increased volume of the U.S. mill services business also contributed to the increase. The increased volume in the U.S. mill services business was a result of certain steel mills that commenced operations under new ownership during the second half of 2002 and the effect of the second quarter 2003 acquisition of the domestic mill services unit of C.J. Langenfelder & Son, Inc. Increased global steel production in the first nine months of 2003 is a positive sign; however, there are still several structural challenges facing this industry. These challenges, such as global overcapacity, could negatively impact the Company’s future financial position, income from continuing operations and cash flows.

Operating income of the Mill Services Segment for the first nine months of 2003 was above the comparable 2002 period. This increase was due to the following:

  New mill services contracts, a domestic acquisition, and increased volume (primarily in the international markets) contributed a total of $6.8 million to operating income in the first nine months of 2003;

  The effect of foreign currency translation increased operating income for the first nine months of 2003 by approximately $6.4 million when compared with the first nine months of 2002;

  Decreased bad debt expense of $5.6 million as a result of a $1.8 million bad debt recovery, net of additional expense, in the first nine months of 2003 compared with $3.8 million of expense in the first nine months of 2002. Bad debt expense in the first nine months of 2002 included bad debt expense recorded as a result of a significant customer bankruptcy;

  Income of $1.4 million from the termination of certain post-retirement benefit plans;

  Reduced selling, general and administrative expenses due to reorganization actions implemented in the third quarter of 2002.

These benefits were partially offset by $4.6 million in increased pension expense, $3.3 million in increased reorganization expenses as well as higher energy, healthcare and insurance costs. Also, on a comparative basis, in the first nine months of 2002 income was favorably affected by a gain of $2.7 million pre-tax from the sale of a minority equity interest.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

        Access Services Segment

	Nine Months		Amount	Percent
	Ended September 30		Increase	Increase
(Dollars in millions)	2003	2002	(Decrease)	(Decrease)

Revenues from continuing operations	$460.1	$428.4	$31.7	7%

Operating income from continuing operations	26.4	29.5	(3.1)	(11)

The year-over-year revenue increase for the Access Services Segment for the first nine months of 2003 related primarily to the positive effect of foreign currency translation, which increased the first nine months of 2003 revenues by approximately $32.0 million when compared with the first nine months of 2002. Revenues also benefited from increased volume in the international access services business due principally to acquisitions and redeployment of existing equipment to locations not previously served by the Company. Revenues in the first nine months of 2003 were negatively impacted by continued weakness in the non-residential construction markets which are at multi-year lows. The Company does not anticipate a recovery in the access services market until the emergence of stronger economic conditions and increased non-residential construction spending.

Operating income of the Access Services Segment for the first nine months of 2003 was below the comparable 2002 period despite increased revenue. This was due principally to $6.2 million of increased pension expense and due to pricing pressures which reduced related revenues in the high-margin access equipment rental business when compared with the first nine months of 2002. These declines in operating income were only partially offset by the effect of foreign currency translation which increased operating income in the first nine months of 2003 by approximately $2.1 million when compared with the first nine months of 2002, a $1.8 million gain on the sale of underutilized assets and $0.5 million of income from the termination of a post-retirement benefit plan.

      Gas and Fluid Control Segment

	Nine Months
	Ended September 30		Amount	Percent
(Dollars in millions)	2003	2002	Decrease	Decrease

Revenues from continuing operations	$240.9	$265.0	$(24.1)	(9)%

Operating income from continuing operations	10.9	17.3	(6.4)	(37)

The year-over-year revenue decline of the Gas and Fluid Control Segment for the first nine months of 2003 when compared with the first nine months of 2002 related primarily to the continued difficult market conditions affecting demand for manufactured products. The Segment was affected by decreased demand for composite-wrapped aluminum tanks for natural gas vehicles, decreased demand for air-cooled heat exchangers and decreased demand for valves used in propane gas grills. Also contributing to the 2003 decrease in revenue was a decline in the demand for all types of cylinders other than propane cylinders due to the prolonged weakness in the industrial gas sector. The reduced demand was partially offset by increased demand for propane cylinders due to colder winter weather in the U.S. during early 2003. The effect of foreign currency translation increased revenues in the first nine months of 2003 by approximately $2.4 million, but did not have a material effect on operating income, when compared with the first nine months of 2002.

Operating income of the Gas and Fluid Control Segment for the first nine months of 2003 was below the comparable 2002 period. The larger relative decline in operating income (37%) as compared with revenue (9%) was due to a significant decrease in natural gas transmission equipment and composite vessel revenues, which historically have been higher-margin businesses of the segment. In the first nine months of 2003, $0.6 million of income from the termination of a post-retirement benefit plan was more than offset by a $1.2 million increase in pension expense compared with the first nine months of 2002.

      Other Infrastructure Products and Services (“all other”)

	Nine Months
	Ended September 30		Amount	Percent
(Dollars in millions)	2003	2002	Decrease	Decrease

Revenues from continuing operations	$252.9	$272.3	$(19.4)	(7)%

Operating income from continuing operations	23.7	30.2	(6.5)	(22)

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

The Other Infrastructure Products and Services (“all other”) category includes the Company’s Harsco Track Technologies, Reed Minerals, IKG Industries and Patterson-Kelley operating segments. See Item 1, “Business,” to the Company’s Form 10-K for the year ended December 31, 2002 for additional information on this category.

The year-over-year revenue decline in Other Infrastructure Products and Services in the first nine months of 2003 related primarily to a decline in the IKG industrial grating products business (which included a $2.5 million decline in revenue due to the sale of the bridge decking product line in January 2002); the sale of a product line of Harsco Track Technologies (HTT) in the third quarter of 2002; and the sale of the Bio-Oxidation business in the first quarter of 2002. These decreases were partially offset by increased rail equipment sales to international customers as HTT continues to focus on growing its international market.

Operating income of Other Infrastructure Products and Services for the first nine months of 2003 was below the comparable 2002 period. The larger relative decline in operating income (22%) as compared with revenue (7%) was due to an operating loss in the IKG business unit compared with income in 2002. The operating loss at IKG was the result of the reduced revenue due to weak market conditions, lower margins due to a less favorable product mix and lower selling prices, and $1.2 million from an asset write down in the second quarter of 2003. Additionally, operating income in the third quarter of 2002 included a $2.0 million gain on the sale of a product line of HTT that was not repeated in the first nine months of 2003. These declines were only partially offset by increased operating income at the Patterson-Kelley and Reed Minerals business units. In the first nine months of 2003, $1.1 million of income from the termination of a post-retirement benefit plan was more than offset by a $1.3 million increase in pension expense for Other Infrastructure Products and Services.

Industrial Services and Engineered Products Analysis

The Company is a diversified industrial services and engineered products company. Sales and operating income for the first nine months of 2003 and 2002 are presented in the following table:

	Nine Months Ended		Nine Months Ended
(Dollars are in millions)	September 30, 2003		September 30, 2002

	Amount	Percent	Amount	Percent

Sales
Industrial Services	$1,098.6	71%	$988.2	67%

Engineered products	455.9	29	491.3	33

Total sales	$1,554.5	100%	$1,479.5	100%

Operating Income
Industrial Services	$95.9	77%	$90.4	69%

Engineered products	28.1	22	39.7	31

Subtotal	124.0	99	130.1	100

General Corporate	0.7	1	(0.1)	—

Total operating income	$124.7	100%	$130.0	100%

The Company continues to focus on expanding its higher-margin industrial services businesses. The Company’s industrial services revenue and operating income in both absolute dollars and as a percent of the Company’s total revenues and operating income, respectively, has grown in the first nine months of 2003 when compared with the first nine months of 2002, while the engineered products revenue and operating income has declined. The goal of the Company is to grow the industrial services businesses to approximately 75% of revenue by the end 2004.

The effect of foreign currency translation increased 2003 period industrial services sales and operating income by approximately $83 million and $8 million, respectively, when compared with the first nine months of 2002. The increase in sales for industrial services in the first nine months of 2003 was also due to increases in the Company’s international and

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

domestic mill services business and its international access services business, offset by decreases in the domestic access services business and railway maintenance services. Operating income for the first nine months of 2003 increased primarily due to the strong international mill services business and increased volume of U.S. mill services business.

Sales and operating income for the first nine months of 2003 for engineered products decreased from the comparable period in 2002. This was due to decreases in the Company’s Gas and Fluid Control Segment and the IKG industrial grating products business unit. Partially offsetting these decreases were increased rail equipment sales, principally to international buyers. The effect of foreign currency translation increased sales in the first nine months of 2003 by approximately $2 million, but did not have a material effect on operating income, when compared with the first nine months of 2002.

New Financial Accounting Standards Issued
Information on new financial accounting standards issued is included in Note M, “New Financial Accounting Standards Issued.” in Part I, Item 1, Financial Statements.

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

Cyclical industry and economic conditions may adversely affect the Company’s business.

The Company’s businesses are vulnerable to general economic slowdowns and cyclical conditions in the industries served. In particular,

  The Company’s mill services business may be adversely affected by slowdowns in steel mill production, continued excess capacity, continued consolidation or bankruptcy of steel producers (including some of the Company’s customers) or a reversal or slowing of current outsourcing trends in the steel industry;

  The Company’s access services business may be adversely affected by slowdowns in non-residential construction and annual industrial and building maintenance cycles;

  The Company’s gas and fluid control business may be adversely affected by slowdowns in demand for consumer barbecue grills, reduced industrial production or lower demand for natural gas vehicles and products for the natural gas drilling and transmission industry;

  The industrial grating business may be adversely affected by slowdowns in non-residential construction and industrial production;

  The railway track maintenance business may be adversely affected by developments in the railroad industry that lead to lower capital spending or reduced maintenance spending; and

  The industrial abrasives and roofing granules business may be adversely affected by slower home resales or economic conditions that slow the rate of residential roof replacement.
The Company’s defined benefit pension expense is directly affected by the equity and bond markets and a downward trend in those markets could adversely affect the Company’s future earnings.

In addition to the economic issues that directly affect the Company’s business, changes in the performance of equity and bond markets, particularly in the United Kingdom and the United States, impact actuarial assumptions used in determining annual pension expense, pension liabilities and the valuation of the assets in the Company’s defined benefit pension

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

plans. The downturn in financial markets during 2000, 2001 and 2002 has negatively impacted the Company’s pension expense and the accounting for pension assets and liabilities. This has resulted in an increase in pre-tax pension expense from continuing operations of approximately $13.7 million for the first nine months of 2003 compared with the first nine months of 2002, and it is expected to result in a pre-tax increase in pension expense of approximately $18 million in calendar year 2003 compared with 2002. Should the downward trend in capital markets continue, future unfunded obligations and pension expense would likely increase. This could result in an additional reduction to shareholders’ equity and increase the Company’s statutory funding requirements. In response to these adverse market conditions, the Company is implementing certain pension plan design changes as more fully described in the last paragraph of this section.

Based on current market conditions the discount rates as of October 31, 2003 and September 30, 2003 to determine 2004 defined benefit pension expense for the U.S. and U.K. plans would be approximately 6.25% and 5.75%, respectively. This compares with 6.75% and 5.75% for the U.S. and U.K. plans, respectively, that were used in the calculation of the 2003 pension expense. Based upon these estimated rates, and holding all other assumptions used in calculating the 2003 pension expense constant, and excluding the effect of pension plan design changes, 2004 pre-tax pension expense would increase by approximately $4 million from 2003. It should be noted that the discount rate is only one factor used in calculating pension expense. The Company’s actual pension expense in 2004 will also be impacted by changes in the number of employees (either increases or decreases), potential acquisitions or divestitures that may occur during 2003 and 2004, the expected and actual returns on pension plan assets, pension plan design changes, funding strategy and changes in foreign exchange rates.

Additionally, holding all other assumptions constant, changes in the discount rate from the rate used in calculating the 2003 expense would affect 2004 pre-tax pension expense as follows:

Approximate Changes in Pre-tax Pension Expense
Discount rate	U.S. Plans	U.K. Plan

One-half percent decrease	Increase of $4 million	Increase of $5 million
One-half percent increase	Decrease of $4 million	Decrease of $4 million

The above sensitivity analysis is provided to show the broader impact of changes in the discount rate. As indicated above, the discount rate is only one factor used in calculating pension expense and this analysis is not intended to address those other factors.

Pension expense for defined benefit plans is also impacted by differences between the expected long-term rates of return on plan assets assumed by the Company and the actual rates of return achieved on plan assets. The global weighted average expected long-term rates of return on plan assets used in the actuarial calculations for the defined benefit pension plans for 2002, 2001 and 2000 were as follows:

	December 31
	2002	2001	2000

Global weighted average expected long-term
rates of return on plan assets	8.0%	8.5%	8.4%

If the actual rates of return on plan assets differ from the expected long-term rates of return on plan assets assumed by the Company, the resulting differences in plan assets would be included with other net cumulative actuarial gains and losses. These net cumulative actuarial gains and losses are amortized as a component of periodic pension expense over the average remaining service period of active plan participants to the extent they exceed 10% of the greater of the projected benefit obligation or the fair value of plan assets. If actual returns on plan assets differ materially from the expected long-term rates of return assumed by the Company, it could have a significant impact on the results of operations, cash flows or financial position of the Company.

In response to dealing with the adverse market conditions, during 2003 the Company conducted a comprehensive global review of its pension plans in order to formulate a plan to make its long-term pension costs more predictable and affordable. The Company has now begun implementing design changes for most of these plans. The principal change involves converting future pension benefits for the majority of the Company’s non-union employees in both the U.K. and U.S. from defined benefit plans to defined contribution plans as of January 1, 2004. This conversion is expected to make the Company’s pension expense more predictable and affordable and less sensitive to changes in the financial markets.

The Company’s global presence subjects it to a variety of risks arising from doing business in foreign countries.

The Company operates in over 400 locations in 43 countries, including the United States. The Company’s global footprint exposes it to a variety of risks that may adversely affect results of operations, cash flows or financial position. These include:

  periodic economic downturns in the countries in which the Company does business;

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

  fluctuations in currency exchange rates;

  customs matters and changes in trade policy or tariff regulations;

  imposition of or increases in currency exchange controls and hard currency shortages;

  changes in regulatory requirements in the countries in which the Company does business;

  higher tax rates and potentially adverse tax consequences including restrictions on repatriating earnings, adverse tax withholding requirements and "double taxation ";

  longer payment cycles and difficulty in collecting accounts receivable;

  complications in complying with a variety of foreign laws and regulations;

  political, economic and social instability, civil unrest and armed hostilities in the countries in which the Company does business;

  inflation rates in the countries in which the Company does business;

  laws in various foreign jurisdictions that limit the right and ability of foreign subsidiaries to pay dividends and remit earnings to affiliated companies unless specified conditions are met; and‚

  uncertainties arising from local business practices, cultural considerations and international political and trade tensions.

If the Company is unable to successfully manage the risks associated with managing and expanding its global business, the Company’s business, financial condition and results of operations may suffer.

The Company also has operations in several countries in the Middle East, including Bahrain, Egypt, Saudi Arabia, United Arab Emirates and Qatar, which are geographically close to Iraq and other countries with a continued high risk of armed hostilities. During the first nine months of 2003 and 2002, these countries contributed approximately $12.0 million and $10.7 million, respectively, to the Company’s operating income. Additionally, the Company has operations in and sales to countries that have encountered outbreaks of communicable diseases (e.g., Severe Acute Respiratory Syndrome (SARS) and AIDS). Should these outbreaks worsen or spread to other countries, the Company may be negatively impacted through reduced sales to and within these countries and other countries affected by such diseases.

Exchange rate fluctuations may adversely affect the Company’s business.

Fluctuations in foreign exchange rates between the U.S. dollar and the approximately 35 other currencies in which the Company conducts business may adversely affect the Company’s operating income and income from continuing operations in any given fiscal period. Approximately 58% and 53% of the Company’s sales and approximately 65% and 57% of the Company’s operating income from continuing operations for the nine months ended September 30, 2003 and 2002, respectively, were derived from operations outside the United States. Given the structure of the Company’s revenues and expenses, an increase in the value of the U.S. dollar relative to the foreign currencies in which the Company earns its revenues generally has a negative impact on operating income, whereas a decrease in the value of the U.S. dollar tends to have the opposite effect. The Company’s principal foreign currency exposures are to the British pound sterling and the euro.

Compared with the nine months ended September 30, 2002, the values of the following major currencies changed as follows in relation to the U.S. dollar during the nine months ended September 30, 2003, impacting the Company’s sales and income:

•	British pound sterling	Strengthened by 8%

•	Euro	Strengthened by 17%

•	South African rand	Strengthened by 28%

•	Brazilian real	Weakened by 14%

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

The Company’s foreign currency exposures increase the risk of income statement, balance sheet and cash flow volatility. If the above currencies change materially in relation to the U.S. dollar, the Company’s financial position, results of operations, or cash flows may be materially affected.

To illustrate the effect of foreign currency exchange rate changes in certain key markets of the Company, in the first nine months of 2003, revenues would have been approximately 6% or $86.0 million less and income from continuing operations would have been approximately 8% or $4.9 million less if the average exchange rates for the first nine months of 2002 were utilized. A similar comparison for the third quarter of 2003 would have decreased sales approximately 5% or $24.5 million and income from continuing operations would have been approximately 9% or $2.1 million less if the average exchange rates for the third quarter of 2003 would have remained the same as in the third quarter of 2002. If the weakening of the U.S. dollar in relation to the euro and British pound sterling that started in the second quarter of 2002 would continue, the Company would expect to see a positive impact on future sales and net income as a result of foreign currency translation.

Currency changes result in assets and liabilities denominated in local currencies being translated into U.S. dollars at different amounts than at the prior period end. These currency changes resulted in increased net assets of $37.3 million and $17.4 million, at September 30, 2003 and 2002, respectively, when compared with December 31, 2002 and 2001, respectively.

The Company seeks to reduce exposures to foreign currency transaction fluctuations through the use of forward exchange contracts. At September 30, 2003, these contracts amounted to $40.4 million, and all but $2.9 million mature within 2003. The Company does not hold or issue financial instruments for trading purposes, and it is the Company’s policy to prohibit the use of derivatives for speculative purposes. Subsequent to September 30, 2003, the Company entered into a new $25.1 million (15 million British pounds sterling) forward contract to replace an existing $24.0 million (15 million British pounds sterling) forward contact that matured in October 2003. This contract was executed to hedge a net liability exposure in the U.K. This new contract will mature in November 2003, at which point the Company’s exposure will be reassessed and a new contract will be executed to the extent necessary. Also, subsequent to September 30, 2003, the Company entered into three new euro-based forward contracts in an aggregate amount of $47.9 million (41.2 million euros) to hedge foreign currency exposures on intercompany loans. These new contracts will mature in November 2003, at which point the Company’s exposure will be reassessed and new contracts will be executed to the extent necessary.

Although the Company engages in forward exchange contracts and other hedging strategies to mitigate foreign exchange risk, hedging strategies may not be successful or may fail to offset the risk.

In addition, competitive conditions in the Company’s manufacturing businesses may limit the Company’s ability to increase product price in the face of adverse currency movements. Products manufactured in the United States for the domestic and export markets may be affected by the value of the U.S. dollar relative to other currencies. Any long-term strengthening of the U.S. dollar could depress demand for these products and reduce sales and cause translation losses due to the revaluation of accounts payable, accounts receivable and other asset and liability accounts. Conversely, any long-term weakening of the U.S. dollar could improve demand for these products and increase sales and cause translation gains due to the revaluation of accounts payable, accounts receivable and other asset and liability accounts.

Negative economic conditions may adversely affect the ability of the Company’s customers to meet their obligations to the Company on a timely basis and affect the valuation of the Company’s assets.

If a downturn in the economy persists, it may adversely affect the ability of the Company’s customers to meet their obligations to the Company on a timely basis and could result in additional bankruptcy filings by them. If customers are unable to meet their obligations on a timely basis, it could adversely impact the realizability of receivables, the valuation of inventories and the valuation of long-lived assets across the Company’s businesses, as well as negatively affect the forecasts used in performing the Company’s goodwill impairment testing under SFAS No. 142, “Goodwill and Other Intangible Assets.” If management determines that goodwill or assets are impaired or that inventories or receivables cannot be realized at projected rates, the Company will be required to record a write-down in the period of determination, which will reduce net income for that period.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

A negative outcome on personal injury claims against the Company may adversely affect results of operations and financial condition.

The Company has been named as one of many defendants (approximately 90 or more in most cases) in legal actions alleging personal injury from exposure to airborne asbestos. As of September 30, 2003, there were approximately 39,830 open personal injury claims against the Company, of which approximately 1,090 were filed in the quarter ended September 30, 2003. In their suits, the plaintiffs have named as defendants many manufacturers, distributors and repairers of numerous types of equipment or products that may involve asbestos. Most of these complaints contain a standard claim for damages of $20 million or more against the named defendants. As of September 30, 2003, the Company has obtained dismissal by stipulation, or summary judgment prior to trial, in all cases that have proceeded to trial (approximately 663 dismissals). The Company has not paid any amounts in settlement of these cases, with the exception of two settlements totaling less than $10,000 paid by the insurance carrier prior to 1998. However, if the Company was found to be liable in any of these actions and the liability was to exceed the Company’s insurance coverage, results of operations, cash flows and financial condition could be adversely affected. For more information concerning these litigations, see Note I, “Commitments and Contingencies – Other,” In Part I, Item 1, Financial Statements.

The Company may lose customers or be required to reduce prices as a result of competition.

The industries in which the Company operates are highly competitive. The Company’s manufacturing businesses compete with companies that manufacture similar products internationally. Certain international competitors export their products into the United States and sell them at lower prices due to lower labor costs and government subsidies for exports. Such prices may limit the prices the Company can charge for its products and services. Additionally, unfavorable foreign exchange rates can adversely impact the Company’s ability to match the prices charged by foreign competitors. If the Company is unable to match the prices charged by foreign competitors, it may lose customers. The Company’s strategy to overcome this competition includes Six Sigma cost reduction programs, international customer focus and the diversification, streamlining and consolidation of operations.

Increases in energy prices could increase the Company’s operating costs and reduce its profitability.

Worldwide political and economic conditions, among other factors, may result in an increase in the volatility of energy costs, both on a macro basis and for the Company specifically. Historically, direct energy costs have approximated between 2.5% to 3.5% of the Company’s revenue. To the extent that such costs cannot be passed to customers, operating income and results of operations may be adversely affected.

Federal excise tax liabilities related to the Company’s completed five-ton truck contract may adversely affect its results of operations and cash flows.

The Company is currently involved in litigation with the IRS over the proper treatment under the Federal Excise Tax (FET) law of certain cargo truck models sold by the Company (under a 1986 contract) to the United States Army. The IRS claims that certain cargo trucks sold by the Company were taxable under the FET law. If the cargo trucks are ultimately held to be taxable, the net maximum liability for the Company would be $5.8 million plus penalties and applicable interest estimated as of September 30, 2003 to be $12.4 million and $69.5 million, respectively (net of the Army’s contribution of $24.6 million toward payment of the tax).

If the Company does not prevail in this litigation, it could have a material adverse effect on the Company’s quarterly or annual results of operations and cash flows. For more information concerning this litigation, see Note I, “Commitments and Contingencies — Federal Excise Tax and Other Matters Related to the Five-Ton Truck Contract,” in Part I, Item 1, Financial Statements.

The Company is subject to various environmental laws and the success of existing or future environmental claims against it could adversely affect the Company’s results of operations and cash flows.

The Company’s operations are subject to various federal, state, local and foreign laws, regulations and ordinances relating to the protection of health, safety and the environment, including those governing discharges to air and water, handling and disposal practices for solid and hazardous wastes, the cleaning up of contaminated sites and the maintenance of a safe work place. These laws impose penalties, fines and other sanctions for non-compliance and liability for response costs, property damages and personal injury resulting from past and current spills, disposals or other releases of, or exposure to, hazardous materials. The Company could incur substantial costs as a result of non-

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

compliance with or liability for cleanup or other costs or damages under these laws. The Company may be subject to more stringent environmental laws in the future, and compliance with more stringent environmental requirements may require the Company to make material expenditures or subject it to liabilities that the Company currently does not anticipate.

The Company is currently involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a “potentially responsible party” for certain waste disposal sites under the federal “Superfund” law. At several sites, the Company is currently conducting environmental remediation, and it is probable that the Company will agree to make payments toward funding certain other of these remediation activities. It also is possible that some of these matters will be decided unfavorably to the Company and that other sites requiring remediation will be identified. Each of these matters is subject to various uncertainties and financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Company has evaluated its potential liability and the consolidated balance sheet at September 30, 2003 and December 31, 2002 includes an accrual of $2.9 million and $3.2 million, respectively, for environmental matters. The amounts charged against pre-tax earnings related to environmental matters totaled $0.7 million and $1.4 million for the first nine months of 2003 and 2002, respectively. The liability for future remediation costs is evaluated on a quarterly basis. Actual costs to be incurred at identified sites in future periods may be greater than the estimates, given inherent uncertainties in evaluating environmental exposures.

Restrictions imposed by the Company’s credit facilities and outstanding notes may limit the Company’s ability to obtain additional financing or to pursue business opportunities.

The Company’s credit facilities and certain notes payable agreements contain covenants requiring a minimum net worth of $475 million and a maximum debt to capital ratio of 60%. These covenants limit the amount of debt the Company may incur, which could limit its ability to obtain additional financing or to pursue business opportunities. In addition, the Company’s ability to comply with these ratios may be affected by events beyond its control. A breach of any of these covenants or inability to comply with the required financial ratios could result in a default under these credit facilities. In the event of any default under these credit facilities, the lenders under those facilities could elect to declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be due and payable, which would cause an event of default under the notes. This could in turn trigger an event of default under the cross-default provisions of the Company’s other outstanding indebtedness. At September 30, 2003, the Company was in compliance with these covenants and $339.8 million in indebtedness containing these covenants was outstanding.

Higher than expected claims under insurance policies, under which the Company retains a portion of risk, could adversely affect results of operations and cash flows.

The Company retains a significant portion of the risk for property, workers’ compensation, automobile, general and product liability losses. Reserves have been recorded which reflect the undiscounted estimated liabilities for ultimate losses including claims incurred but not reported. Inherent in these estimates are assumptions that are based on the Company’s history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends in insurance law. At September 30, 2003 and December 31, 2002, the Company recorded liabilities of $69.8 million and $65.0 million, respectively, related to both asserted and unasserted insurance claims. If actual claims are higher than those projected by management, an increase to the Company’s insurance reserves may be required and would be recorded as a charge to income in the period the need for the change was determined. Conversely, if actual claims are lower than those projected by management, a decrease to the Company’s insurance reserves may be required and would be recorded as a reduction to expense in the period the need for the change was determined.

The seasonality of the Company’s business may cause its quarterly results to fluctuate.

The Company has historically generated the majority of its cash flows in the third and fourth quarters (periods ending September 30 and December 31). This is a direct result of traditionally higher sales and income during the second and third quarters (periods ending June 30 and September 30) of the year, as the Company’s business tends to follow seasonal patterns. If the Company is unable to successfully manage the cash flow and other effects of seasonality on the business, its results of operations may suffer.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I — FINANCIAL INFORMATION

The Company’s cash flows and earnings are subject to changes in interest rates.

The Company’s total debt as of September 30, 2003 was $642.8 million. Of this amount, approximately 21% had variable rates of interest and 79% had fixed rates of interest. The weighted average interest rate of total debt was approximately 5.7%. At current debt levels, a one-percentage increase/decrease in variable interest rates would increase/decrease interest expense by approximately $1.3 million per year.

The future financial impact on the Company associated with the above risks cannot be estimated.

ITEM 4.   CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of September 30, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date of their evaluation.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART II — OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Information on legal proceedings is included under Part I, Item 1, Note I, “Commitments and Contingencies” and is incorporated in this Item by reference.

ITEM 5.   OTHER INFORMATION

DIVIDEND INFORMATION

On September 23, 2003, the Board of Directors declared a quarterly cash dividend of 26.25 cents per share, payable November 17, 2003, to shareholders of record on October 15, 2003.

ITEM 6(a).   EXHIBITS

Listing of Exhibits filed with Form 10-Q:

Exhibit Number	Data Required	Location

4	Second Supplemental Indenture, dated as of September 12, 2003, by and between Harsco Corporation and J.P. Morgan Chase Bank, as Trustee	Exhibit

10 (a)	364-Day Credit Agreement	Exhibit

10 (b)	Amendment No. 2 dated as of August 15, 2003, to the Five Year Credit Agreement dated as of September 29, 2000	Exhibit

10 (c)	Amendment No. 1 dated as of September 27, 2002, to the Five-Year Credit Agreement dated as of September 29, 2000	Exhibit

31 (a)	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit

31 (b)	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit

32 (a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit

32 (b)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART II — OTHER INFORMATION

ITEM 6(b).   REPORTS ON FORM 8-K

During the third quarter 2003 (and thereafter to the date hereof), the Company furnished to the Commission the following reports on Form 8-K under Item 5:

(1)	A Form 8-K dated September 8, 2003, announcing the public offering of $150 million of 5.125% Senior Notes due September 15, 2013.

During the third quarter 2003 (and thereafter to the date hereof), the Company furnished to the Commission the following reports on Form 8-K under Item 12:

(1)	A Form 8-K dated July 24, 2003, furnishing a copy of the press release announcing the Company's second quarter 2003 earnings;

(2)	A Form 8-K dated October 23, 2003, furnishing a copy of the press release announcing the Company's third quarter 2003 earnings;

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART II — OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARSCO CORPORATION

(Registrant)

DATE	November 13, 2003	/S/ Salvatore D. Fazzolari

Salvatore D. Fazzolari Senior Vice President, Chief Financial Officer and Treasurer

DATE	November 13, 2003	/S/ Stephen J. Schnoor

Stephen J. Schnoor Vice President and Controller