Form 10-K
period 2003-12-31
HARSCO CORP
filed 2004-03-11
CIK 45876

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                          Commission file number 1-3970

                               -------------------

                               HARSCO CORPORATION
             (Exact name of Registrant as specified in its Charter)

              Delaware                                      23-1483991
--------------------------------------             ----------------------------
   (State or other jurisdiction of                      (I.R.S. employer
   incorporation or organization)                     identification number)

           Camp Hill, Pennsylvania                         17001-8888
--------------------------------------------            ----------------
  (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code         717-763-7064
                                                   ----------------------------

Securities registered pursuant to Section 12(b) of the Act:
                                                      Name of each
          Title of each class                  exchange on which registered
          -------------------                  ----------------------------
Common stock, par value $1.25 per share        New York Stock Exchange and
Preferred stock purchase rights                   Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [X] NO [_]

The aggregate market value of the Company's voting stock held by non-affiliates of the Company as of June 30, 2003 was $1,467,128,400.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              Classes                        Outstanding at February 29, 2004
              -------                        --------------------------------
Common stock, par value $1.25 per share                40,948,830


                       DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the 2004 Proxy Statement are Incorporated by Reference in
Part III of this Report.

The Exhibit Index (Item No. 15) located on pages 77 to 84 incorporates several documents by reference as indicated therein.
================================================================================

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES

                                     PART I

ITEM 1.     BUSINESS

(a)  Description of Business

Harsco Corporation ("the Company") is a diversified, multinational provider of market-leading industrial services and engineered products. The Company's operations fall into three reportable segments: Mill Services, Access Services and Gas and Fluid Control, plus an "all other" category labeled Other Infrastructure Products and Services. The Company has over 400 locations in 43 countries, including the United States.

The Company's executive offices are located at 350 Poplar Church Road, Camp Hill, Pennsylvania 17011. The Company's main telephone number is (717) 763-7064. The Company's Internet website address is www.harsco.com. Through this Internet website (found in the "Investor Information" link) the Company makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and all amendments to those reports, as soon as reasonably practicable after these reports are electronically filed with or furnished to the Securities and Exchange Commission.

The Company's principal lines of business and related principal business drivers are as follows:

     Principal Lines of Business                                   Principal Business Drivers
     ---------------------------                                   --------------------------
     o     Outsourced, on-site mill services                 o     Steel mill production and capacity utilization
                                                             o     Outsourcing of services by mills

     ------------------------------------------------------- -----------------------------------------------------------------------
     o     Scaffolding, forming, shoring and other           o     Non-residential construction
           access-related services                           o     Annual industrial and building maintenance cycles

     ------------------------------------------------------- -----------------------------------------------------------------------
     o     Gas control and containment products

           - Cryogenic containers and industrial cylinders   o     General industrial production and industrial gas production

           - Valves                                          o     Use of industrial, fuel and refrigerant gases
                                                             o     Respiratory care
                                                             o     Consumer barbeque grills

           - Propane Tanks                                   o     Use of propane as a primary and/or backup fuel

           - Filament-wound composite cylinders              o     Self-contained breathing apparatus (SCBA) market
                                                             o     Natural gas vehicle (NGV) market

           - Air-cooled heat exchangers                      o     Natural gas drilling and transmission

     ------------------------------------------------------- -----------------------------------------------------------------------
     o     Railway track maintenance services and            o     Domestic and international railway track maintenance-of-way
           equipment                                               capital spending
                                                             o     Outsourcing of track maintenance and new track
                                                                   construction by railroads
     ------------------------------------------------------- -----------------------------------------------------------------------
     o     Industrial grating products                       o     Industrial production
                                                             o     Non-residential construction

     ------------------------------------------------------- -----------------------------------------------------------------------
     o     Industrial abrasives and roofing granules         o     Industrial and infrastructure surface preparation and
                                                                   restoration
                                                             o     Residential roof replacement

     ------------------------------------------------------- -----------------------------------------------------------------------
     o     Powder processing equipment and heat              o     Pharmaceutical, food and chemical production
           transfer products                                 o     Commercial and institutional heating requirements
     ------------------------------------------------------- -----------------------------------------------------------------------

The Company reports segment information using the "management approach" in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The management approach is based on the way management organizes and reports the segments within the enterprise for making operating decisions and assessing performance. The Company's reportable segments are identified based upon differences in products, services and markets served. Due to reorganization changes, the Company adopted a new segment reporting structure for its operations as of December 31, 2002. The new segments are Mill Services, Access Services, Gas and Fluid Control and an "all other" category labeled Other Infrastructure Products and Services, as more fully described below. Historical information has been reclassified for comparative purposes.

In 2003, 2002 and 2001, the United States contributed sales of $0.9 billion, $0.9 billion and $1.0 billion, equal to 43%, 46% and 50% of total sales, respectively. In 2003, 2002 and 2001 the United Kingdom contributed sales of $0.5 billion, $0.4 billion and $0.4 billion, equal to 21%, 21% and 19% of total sales, respectively. No single customer represented 10% or more of the Company's sales during 2003, 2002 and 2001. There were no significant inter-segment sales.

(b)  Financial Information about Industry Segments

Financial information concerning industry segments is included in Note 14, Information by Segment and Geographic Area, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."

(c)  Narrative Description of Business

      (1) A narrative description of the businesses by reportable segment is as follows:

      MILL SERVICES SEGMENT - 39% OF CONSOLIDATED SALES FOR 2003

      The Mill Services Segment, which consists of the MultiServ Division, is the Company's largest operating segment in terms of revenues and operating income. MultiServ is the world's largest provider of outsourced, on-site mill services to the global steel and metals industries. MultiServ provides its services on a long-term contract basis, supporting each stage of the metal-making process from initial raw material handling to post-production by-product processing and on-site recycling. Working exclusively as a specialized, high-value-added services provider, MultiServ does not trade steel or scrap, or take ownership of its customers' raw materials or finished products. Similar services are provided to the producers of non-ferrous metals, such as aluminum, copper and nickel. The Company's multi-year Mill Services contracts had estimated future revenues of $3.4 billion at December 31, 2003, which provides the Company with a substantial base of long-term revenues. Approximately 60% of these revenues are expected to be recognized by December 31, 2006. The remaining revenues are expected to be recognized principally between January 1, 2007 and December 31, 2012.

      MultiServ's geographic reach to approximately 160 locations in over 30 countries, and its increasing range of services, enhance the Company's financial and operating balance. Approximately 32%, 19%, 17% and 11% of this Segment's revenues are generated in Continental Europe, the United Kingdom, the United States and Latin America, respectively.

      For 2003, 2002 and 2001, the Mill Services Segment's percentage of consolidated sales was 39%, 35% and 33%, respectively.

      ACCESS SERVICES SEGMENT - 29% OF CONSOLIDATED SALES FOR 2003

      The Access Services Segment includes the Company's SGB Group and Patent Construction Systems Divisions. The Company's Access Services Segment leads the access industry as the world's most complete provider of scaffolding, shoring, forming and other access solutions. Major products and services include the rental and sale of scaffolding, powered access equipment, shoring and concrete forming products. The Company also provides access design engineering services, on-site installation and dismantling services, and a variety of other access equipment services. These businesses serve principally the non-residential construction and industrial plant maintenance markets.

      The Company's access services are provided from over 20 countries of operation. Approximately 47%, 25% and 23% of this Segment's revenues are generated in the United Kingdom, the United States and Continental Europe, respectively.

      For 2003, 2002 and 2001, the Access Services Segment's percentage of consolidated sales was 29%, 30% and 29%, respectively.


      GAS AND FLUID CONTROL SEGMENT - 16% OF CONSOLIDATED SALES FOR 2003

      The Gas and Fluid Control Segment includes the Company's Gas and Fluid Control Group. The Segment's manufacturing and service facilities in the United States, Europe, Australia, Malaysia and China comprise an integrated manufacturing network for gas containment and control products. This global operating presence and product breadth provide economies of scale and multiple code production capability, enabling the Gas and Fluid Control Group to serve as a single source to the world's leading industrial gas producers and distributors, as well as regional and local customers. Approximately 91% of this Segment's revenues are generated in the United States.

      The Company's gas containment products include cryogenic gas storage tanks; high pressure and acetylene cylinders; propane tanks; and composite vessels for industrial and commercial gases, natural gas vehicle (NGV) products and other products. The Company's gas control products include valves and regulators serving a variety of markets, including the industrial gas, commercial refrigeration, life support and outdoor recreation industries. The segment also provides custom-designed and manufactured air-cooled heat exchangers for the natural gas industry.

      For 2003, 2002 and 2001, the Gas and Fluid Control Segment's percentage of consolidated sales was 16%, 18% and 20%, respectively.


      OTHER INFRASTRUCTURE PRODUCTS AND SERVICES ("ALL OTHER") CATEGORY - 16% OF CONSOLIDATED SALES FOR 2003

      The Other Infrastructure Products and Services ("all other") Category includes the Harsco Track Technologies, Reed Minerals, IKG Industries and Patterson-Kelley Divisions. Approximately 90% of this category's revenues are generated in the United States.

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

      Reed Minerals' roofing granules and industrial abrasives are produced from utility coal slag at a number of locations throughout the United States. The Company's Black Beauty(R) abrasives are used for industrial surface preparation, such as rust removal and cleaning of bridges, ship hulls and various structures. Roofing granules are sold to residential roofing shingle manufacturers, primarily for the replacement market. This Division is the United States' largest manufacturer of slag abrasives and third largest manufacturer of residential roofing granules.

      IKG Industries manufactures a varied line of industrial grating products at several plants in North America. These products include a full range of riveted, pressure-locked and welded grating in steel, aluminum and fiberglass, which are used mainly in industrial flooring, safety and security applications in the power, paper, chemical, refining and processing industries.

      Patterson-Kelley is a leading manufacturer of powder processing equipment such as blenders, dryers and mixers for the chemical, pharmaceutical and food processing industries and heat transfer products such as water heaters and boilers for commercial and institutional applications.

      For 2003, 2002 and 2001, the Other Infrastructure Products and Services ("all other") Category's percentage of consolidated sales was 16%, 17% and 18%, respectively.

      (1)(i) The products and services of the Company include a number of product groups. These product groups are more fully discussed in
                Note 14, Information by Segment and Geographic Area, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data." The product groups that contributed 10% or more as a percentage of consolidated sales in any of the last three fiscal years are set forth in the following table:

                                               PERCENTAGE OF CONSOLIDATED SALES
                                               --------------------------------
              PRODUCT GROUP                       2003       2002       2001
              -------------------------------- ---------- ---------- ----------
              Mill Services                       39%         35%        33%

              Access Services                     29%         30%        29%

              Industrial Gas Products             14%         16%        16%
              ================================ ========== ========== ==========

      (1)(ii) New products and services are added from time to time; however, in 2003 none required the investment of a material amount of the Company's assets.

      (1)(iii) The manufacturing requirements of the Company's operations are such that no unusual sources of supply for raw materials are required. The raw materials used by the Company include principally steel and, to a lesser extent, aluminum which are usually readily available. Currently, due to strong worldwide demand for steel, its general availability has decreased. The Company believes that this is a short-term situation. However, if this situation continues long-term, it could have a material impact on the Company's financial position, results of operations and cash flows. Additionally, the Company uses coal slag for its roofing granule and abrasives manufacturing. Although this raw material has limited availability, the Company has an adequate supply for the foreseeable future.

      (1)(iv) While the Company has a number of trademarks, patents and patent applications, it does not consider that any material part of its business is dependent upon them.

      (1)(v) The Company furnishes products and materials and certain industrial services within the Access Services and Gas and Fluid Control Segments and the Other Infrastructure Products and Services ("all other") Category that are seasonal in nature. As a result, the Company's sales and net income for the first quarter ending March 31 are normally lower than the second, third and fourth quarters.

      (1)(vi) The practices of the Company relating to working capital are similar to those practices of other industrial service providers or manufacturers servicing both domestic and international industrial services and commercial markets. These practices include the following:
                o Standard accounts receivable payment terms of 30 days to 60 days, with progress payments required for certain long-lead-time or large orders.
                o Standard accounts payable payment terms of 30 days to 75 days.
                o Inventories are maintained in sufficient quantities to meet forecasted demand. Due to the time required to manufacture certain railway maintenance equipment to customer specifications, inventory levels of this business tend to increase during the production phase and then decline when the equipment is sold.

      (1)(vii) The Company as a whole is not dependent upon any one customer for 10% or more of its revenues. However, the Mill Services Segment is dependent largely on the global steel industry and has two European-based customers that each provided in excess of 10% of this segment's revenues for the years 2001 to 2003 under multiple long-term contracts at several mill sites. The loss of any one of the contracts would not have a material adverse effect upon the Company's financial position or cash flows; however, it could have a material effect on quarterly or annual results of operations. Additionally, the Other Infrastructure Products and Services ("all other") Category has one U.S.-based customer that provided in excess of 10% of this Category's revenue. The loss of this customer would not have a material adverse effect upon the Company's financial position or cash flows; however, it could have a material effect on quarterly or annual results of operations.

      (1)(viii) Backlog of orders was $186.2 million and $157.8 million as of December 31, 2003 and 2002, respectively. It is expected that approximately 27% of the total backlog at December 31, 2003 will not be filled during 2004. There is no significant seasonal aspect to the Company's backlog. Backlog for scaffolding, shoring and forming services and for roofing granules and slag abrasives is not included in the total backlog because it is generally not quantifiable, due to the nature of the products and services provided. Contracts for the Mill Services Segment are also excluded from the total backlog. These contracts have estimated future revenues of $3.4 billion at December 31, 2003.

      (1)(ix) At December 31, 2003, the Company had no material contracts that were subject to renegotiation of profits or termination at the election of the U.S. Government.

      (1)(x) The Company encounters active competition in all of its activities from both larger and smaller companies who produce the same or similar products or services, or who produce different products appropriate for the same uses.

      (1)(xi) The expense for product development activities was $3.3 million, $2.8 million and $4.0 million in 2003, 2002 and 2001, respectively.

      (1)(xii) The Company has become subject, as have others, to stringent air and water quality control legislation. In general, the Company has not experienced substantial difficulty complying with these environmental regulations in the past, and does not anticipate making any material capital expenditures for environmental control facilities. While the Company expects that environmental regulations may expand, and that its expenditures for air and water quality control will continue, it cannot predict the effect on its business of such expanded regulations. For additional information regarding environmental matters see Note 10, Commitments and Contingencies, to the Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data."

      (1)(xiii) As of December 31, 2003, the Company had approximately 17,500 employees.

(d) Financial Information about Foreign and Domestic Operations and Export Sales

Financial information concerning foreign and domestic operations is included in
Note 14, Information by Segment and Geographic Area, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data." Export sales totaled $108.5 million, $76.6 million and $84.3 million in 2003, 2002 and 2001, respectively.

ITEM 2.     PROPERTIES

Information as to the principal plants owned and operated by the Company is summarized in the following table:

   LOCATION                                       PRINCIPAL PRODUCTS
   -----------------------------------------------------------------------------

   Access Services Segment
   -----------------------
         Marion, Ohio                             Access Equipment Maintenance

         Dosthill, United Kingdom                 Access Equipment Maintenance

   Gas and Fluid Control Segment
   -----------------------------
         Catoosa, Oklahoma                        Heat Exchangers

         Lockport, New York                       Valves
         Niagara Falls, New York                  Valves
         Washington, Pennsylvania                 Valves

         Bloomfield, Iowa                         Propane Tanks
         Fremont, Ohio                            Propane Tanks
         Jesup, Georgia                           Propane Tanks
         West Jordan, Utah                        Propane Tanks

         Harrisburg, Pennsylvania                 High Pressure Cylinders
         Huntsville, Alabama                      High Pressure Cylinders

         Beijing, China                           Cryogenic Storage Vessels
         Jesup, Georgia                           Cryogenic Storage Vessels
         Kosice, Slovakia                         Cryogenic Storage Vessels
         Shah Alam, Malaysia                      Cryogenic Storage Vessels
         Theodore, Alabama                        Cryogenic Storage Vessels


   Other Infrastructure Products and Services
   ------------------------------------------
   ("all other") Category
   ----------------------
         Drakesboro, Kentucky                     Roofing Granules/Abrasives
         Gary, Indiana                            Roofing Granules/Abrasives
         Moundsville, West Virginia               Roofing Granules/Abrasives

   LOCATION                                       PRINCIPAL PRODUCTS
   -----------------------------------------------------------------------------

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

         Channelview, Texas                       Grating
         Leeds, Alabama                           Grating
         Nashville, Tennessee                     Grating
         Queretaro, Mexico                        Grating

         East Stroudsburg, Pennsylvania           Process Equipment
   =============================================================================

The Company also operates the following plants which are leased:

   LOCATION                                       PRINCIPAL PRODUCTS
   -----------------------------------------------------------------------------

   Access Services Segment
   -----------------------
         Maldon, United Kingdom                   Aluminum Access Products

         DeLimiet, Netherlands                    Access Equipment Maintenance

   Gas and Fluid Control Segment
   -----------------------------
         Cleveland, Ohio                          Brass Castings

         Catoosa, Oklahoma                        Heat Exchangers
         Sapulpa, Oklahoma                        Heat Exchangers

         Pomona, California                       Composite Cylinders

   Other Infrastructure Products and Services
   ------------------------------------------
   ("all other") Category
   ----------------------
         Eastwood, United Kingdom                 Railroad Equipment

         Marlboro, New Jersey                     Grating
         Tulsa, Oklahoma                          Grating
   =============================================================================

The Company operates from a number of other plants, branches, warehouses and offices in addition to the above. The Company has approximately 160 locations related to mill services in over 30 countries; however since these facilities are on the property of the steel mill being serviced they are not listed. The Company considers all of its properties at which operations are currently performed to be in satisfactory condition and suitable for operations.

ITEM 3.     LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Note 10, Commitments and Contingencies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters that were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year covered by this report.

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF REGISTRANT (PURSUANT TO INSTRUCTION 3 TO ITEM 401(B) OF REGULATION S-K)

Set forth below, as of March 11, 2004, are the executive officers (this excludes one corporate officer who is not deemed an "executive officer" within the meaning of applicable Securities and Exchange Commission regulations) of the Company and certain information with respect to each of them. The executive officers were elected to their respective offices on April 29, 2003, or at various times during the year as noted. All terms expire on April 27, 2004. There are no family relationships between any of the executive officers.

NAME                  AGE    PRINCIPAL OCCUPATION OR EMPLOYMENT
----                  ---    ----------------------------------

EXECUTIVE OFFICERS:

D. C. Hathaway        59     Chairman, President and Chief Executive Officer of
                             the Corporation since July 31, 2000. Chairman and
                             Chief Executive Officer from January 1, 1998 to
                             July 31, 2000. Served as Chairman, President and
                             Chief Executive Officer from April 1, 1994 to
                             December 31, 1997 and President and Chief Executive
                             Officer from January 1, 1994 to April 1, 1994.
                             Director since 1991. From 1991 to 1993, served as
                             President and Chief Operating Officer. From 1986 to
                             1991 served as Senior Vice President-Operations of the Corporation. Served as Group Vice President from 1984 to 1986 and as President of the Dartmouth
                             Division of the Corporation from 1979 until 1984.

G. D. H. Butler       57     Senior Vice President - Operations of the
                             Corporation effective September 26, 2000 and
                             Director since January 2002. Concurrently serves as
                             President of the MultiServ and SGB Divisions. From
                             September 2000 through December 2003, he was
                             President of the Heckett MultiServ International and SGB Divisions. Was President of the Heckett
                             MultiServ-East Division from July 1, 1994, to
                             September 26, 2000. Served as Managing Director -
                             Eastern Region of the Heckett MultiServ Division from January 1, 1994 to June 30, 1994. Served in various officer positions within MultiServ
                             International, N. V. prior to 1994 and prior to Harsco's acquisition of that corporation in August
                             1993.

S. D. Fazzolari       51     Senior Vice President, Chief Financial Officer and
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

R. W. Kaplan          52     Vice President of the Corporation effective January
                             1, 2004. Concurrently serves as President of the Harsco Gas & Fluid Control Group. Served as Senior
                             Vice President - Operations of the Corporation from
                             July 1, 1998 to December 31, 2003. Prior to that, he was President of the Taylor-Wharton Gas
                             Equipment Division from February 1, 1994 to
                             November 16, 1999. Served as Vice President and
                             Treasurer of the Corporation from January 1992 to February 1994. Served as Treasurer of the
                             Corporation from May 1991 to December 1992.
                             Previously served as Vice President and General
                             Manager of the Plant City Steel/Taylor-Wharton
                             Division from 1987 to 1991 and Vice President and
                             Controller of the Division from 1985 to 1987.
                             Previously served in various Corporate
                             treasury/financial positions since 1979.

M. E. Kimmel          44     General Counsel and Corporate Secretary effective
                             January 1, 2004. Served as Corporate Secretary and
                             Assistant General Counsel from May 1, 2003 to
                             December 31, 2003. Held various legal positions within the Corporation since he joined the Company in August, 2001. Prior to joining Harsco, he was Vice President, Administration and General Counsel,
                             New World Pasta Company from January 1, 1999 to
                             July 2001. Before joining New World Pasta, Mr.
                             Kimmel spent approximately 12 years in various legal positions with Hershey Foods Corporation.

S. J. Schnoor         50     Vice President and Controller of the Corporation
                             effective May 15, 1998. Served as Vice President and Controller of the Patent Construction Systems
                             Division from February 1996 to May 1998 and as
                             Controller of the Patent Construction Systems
                             Division from January 1993 to February 1996.
                             Previously served in various auditing positions for the Corporation from 1988 to 1993. Prior to joining
                             Harsco, he served in various auditing positions for Coopers & Lybrand from September 1985 to April
                             1988.

                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
            MATTERS

Harsco common stock is listed on the New York and Pacific Stock Exchanges, and also trades on the Boston and Philadelphia Exchanges under the symbol HSC. At the end of 2003, there were 40,866,470 shares outstanding. In 2003, the stock traded in a range of $27.50 to $44.39 and closed at $43.82 at year-end. At December 31, 2003 there were approximately 17,000 shareholders. There are no significant limitations on the payment of dividends included in the Company's loan agreements. For additional information regarding Harsco common stock market price and dividends declared, see Dividend Action under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Common Stock Price and Dividend Information under Part II,
Item 8, "Financial Statements and Supplementary Data."

ITEM 6.     SELECTED FINANCIAL DATA (A)

FIVE-YEAR STATISTICAL SUMMARY

(IN THOUSANDS, EXCEPT PER SHARE AND EMPLOYEE INFORMATION)   2003            2002            2001          2000(b)           1999
-----------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT INFORMATION
Revenues from continuing operations                     $ 2,118,516     $ 1,976,732     $ 2,025,163     $ 1,904,691     $ 1,649,092
Income from continuing operations                            86,999          88,410          74,642          94,343          86,391
Income (loss) from discontinued operations                    5,218           1,696          (2,917)          2,460           4,322
Net income                                                   92,217          90,106          71,725          96,803          90,713
-----------------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION AND CASH FLOW INFORMATION
Working capital                                         $   269,276     $   228,552     $   231,156     $   181,489     $   174,147
Total assets                                              2,138,035       1,999,297       2,090,766       2,180,948       1,659,823
Long-term debt                                              584,425         605,613         720,133         774,448         418,504
Total debt                                                  613,531         639,670         762,115         837,473         455,343
Depreciation and amortization                               168,935         155,661         176,531         159,099         135,853
Capital expenditures                                        143,824         114,340         156,073         180,048         175,248
Cash provided by operating activities                       262,788         253,753         240,601         259,448         213,953
Cash used by investing activities                          (144,791)        (53,929)       (125,213)       (459,052)       (194,674)
Cash provided (used) by financing activities               (125,501)       (205,480)        (99,190)        210,746          (8,928)
-----------------------------------------------------------------------------------------------------------------------------------
RATIOS
Return on sales(c)                                              4.1%            4.5%            3.7%            5.0%            5.2%
Return on average equity(d)                                    12.2%           12.6%           11.1%           14.4%           13.3%
Current ratio                                                 1.5:1           1.5:1           1.5:1           1.3:1           1.4:1
Total debt to total capital(e)                                 44.1%           49.8%           52.6%           55.4%           41.2%
-----------------------------------------------------------------------------------------------------------------------------------
PER SHARE INFORMATION
Basic    - Income from continuing operations            $      2.14     $      2.19     $      1.87     $      2.36     $      2.11
         - Income (loss) from discontinued operations          0.13             .04            (.07)            .06             .11
         - Net income                                          2.27            2.23            1.80            2.42            2.22
-----------------------------------------------------------------------------------------------------------------------------------
Diluted  - Income from continuing operations                   2.12            2.17            1.86            2.36            2.11
         - Income (loss) from discontinued operations          0.13             .04            (.07)            .06             .10
         - Net income                                          2.25            2.21            1.79            2.42            2.21
Book value                                                    19.01           15.90           17.16           16.94           16.22
Cash dividends declared                                      1.0625          1.0125             .97            .945             .91
-----------------------------------------------------------------------------------------------------------------------------------
OTHER INFORMATION
Diluted average number of shares outstanding                 40,973          40,680          40,066          40,022          41,017
Number of employees                                          17,500          17,500          18,700          19,700          15,700
Backlog from continuing operations (f)                  $   186,222     $   157,777     $   214,124     $   256,745     $   227,541
===================================================================================================================================

(a) In order to comply with the Financial Accounting Standards Board (FASB) Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," 2001, 2000 and 1999 information has been reclassified for comparative purposes.
(b)  Includes SGB Group Plc which was acquired June 16, 2000.
(c) "Return on sales" is calculated by dividing income from continuing operations by revenues from continuing operations.
(d) "Return on average equity" is calculated by dividing income from continuing operations by quarterly weighted average equity.
(e) "Total debt to total capital" is calculated by dividing the sum of debt (short-term borrowings and long-term debt including current maturities) by the sum of equity and debt.
(f) Excludes the estimated amount of long-term mill service contracts, which had estimated future revenues of $3.4 billion at December 31, 2003. Also excludes backlog of the Access Services Segment. These amounts are generally not quantifiable due to the nature and timing of the products and services provided.

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

FORWARD-LOOKING STATEMENTS
The nature of the Company's business and the many countries in which it operates subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. In accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary remarks regarding important factors which, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. Forward-looking statements contained herein could include statements about our management confidence and strategies for performance; expectations for new and existing products, technologies, and opportunities; and expectations regarding growth, sales, cash flows, earnings and Economic Value Added (EVA(R)). These statements can be identified by the use of such terms as "may," "could," "expect," "anticipate," "intend," "believe," or other comparable terms.

Factors which could cause results to differ include, but are not limited to: (1) changes in the worldwide business environment in which the Company operates, including general economic conditions; (2) changes in currency exchange rates, interest rates and capital costs; (3) changes in the performance of stock and bond markets that could affect the valuation of the assets in the Company's pension plans and the accounting for pension assets, liabilities and expense;
(4) changes in governmental laws and regulations, including taxes and import tariffs; (5) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services and technologies; (6) unforeseen business disruptions in one or more of the many countries which the Company operates due to political instability, civil disobedience, armed hostilities or other calamities; and (7) other risk factors listed from time to time in the Company's SEC reports. The Company cautions that these factors may not be exhaustive and that many of these factors are beyond the Company's ability to control or predict. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company undertakes no duty to update forward-looking statements.

EXECUTIVE OVERVIEW
The Company's full year 2003 revenues and net cash provided by operating activities reached record levels at $2.1 billion and $262.8 million, respectively. Driving the revenues increase were strong results from the Mill Services Segment which showed year-over-year revenues growth of $130.7 million or 19%. Also contributing to the achievement of record revenues were increases in the Access Services Segment of $31.2 million or 5%, and in the Harsco Track Technologies (HTT) Division of $15.9 million or 10%. The positive effect of foreign currency translation increased revenues in the Mill Services and Access Services Segments by $76.7 million and $46.3 million, respectively. Additionally, the positive effect of foreign currency translation increased 2003 consolidated revenues by $126.2 million when compared with 2002.

This strong revenues growth was somewhat tempered by increased pension expense; the continued slowdown in the non-residential construction markets served by the Company, which negatively impacted the operating income of the Access Services Segment; and a continued depressed manufacturing environment in the U.S., which negatively impacted the operating income of the Gas and Fluid Control Segment and the IKG Industries Division. These factors contributed to a reduction in operating income and income from continuing operations of $2.1 million and $1.4 million, respectively, when compared with 2002.

                                              REVENUES BY REGION
----------------------------------------------------------------------------------------
                                  TOTAL REVENUES
                                TWELVE MONTHS ENDED           PERCENTAGE GROWTH FROM
                                     DECEMBER 31                   2002 TO 2003
(DOLLARS IN MILLIONS)              2003       2002      VOLUME       CURRENCY      TOTAL
----------------------------------------------------------------------------------------
U.S.                            $  902.4   $  903.2       (0.1)%        0.0%        (0.1)%
Europe                             873.8      773.6       (0.8)        13.8         13.0
Latin America                      100.3       94.5       13.5         (7.4)         6.1
Asia - Pacific                      88.1       73.9        6.3         12.9         19.2
Other                              153.9      131.5        4.2         12.8         17.0
----------------------------------------------------------------------------------------
Total                           $2,118.5   $1,976.7        0.8%         6.4%         7.2%
========================================================================================

2003 HIGHLIGHTS
On a macro basis, the following significant items impacted the Company during 2003 in comparison with 2002:

Company Wide:
-------------
o Increased pre-tax defined benefit pension expense of $17.4 million due to the decline in equity markets prior to 2003 and lower interest rates which affected the SFAS No. 87 pension expense computation for 2003.
o The benefit of foreign currency translation resulted in an overall increase in pre-tax income of $11.9 million.
o A pre-tax benefit of $4.9 million from the termination of certain postretirement benefit plans.

Mill Services Segment:
----------------------

     (IN MILLIONS)                             2003            2002
     --------------------------------------------------------------------------
     Revenues                               $  827.5        $  696.8

     Operating income                           85.9            73.5
     ==========================================================================

o The benefit of foreign currency translation resulted in increased revenues and operating income of $76.7 million and $10.2 million, respectively.
o Continued strong volume and new business increased revenues and operating income $30.2 million and $6.3 million, respectively.
o The acquisition of the industrial services unit of C. J. Langenfelder and Sons, Inc. increased Segment revenues by $23.1 million.
o    Pre-tax defined benefit pension expense increased $6.2 million.

Access Services Segment:
------------------------
     (IN MILLIONS)                             2003            2002
     --------------------------------------------------------------------------
     Revenues                               $  619.1        $  587.9

     Operating income                           37.4            41.7
     ==========================================================================

o    Pre-tax defined benefit pension expense increased $7.5 million.
o The continued slowdown in the non-residential construction markets served by the Company, especially in the U.S., resulted in decreased revenues and operating income of $19.9 million and $6.3 million, respectively. This slowdown had a significant negative effect on rental rates on equipment rentals, which is the highest margin product line of this Segment.
o The benefit of foreign currency translation resulted in increased revenues and operating income of $46.3 million and $3.3 million, respectively.

Gas and Fluid Control Segment:
------------------------------
     (IN MILLIONS)                             2003            2002
     --------------------------------------------------------------------------
     Revenues                               $  335.1        $  350.6

     Operating income                           17.0            23.0
     ==========================================================================

o Increased competition (from both international and domestic competitors) and decreased demand for certain valves and composite-wrapped cylinders reduced revenues and operating income by $30.2 million and $8.2 million, respectively.
o Increased demand for propane tanks, cryogenics and cylinders increased revenues and operating income by $12.5 million and $3.0 million, respectively.
o    Pre-tax defined benefit pension expense increased $1.6 million.

Other Infrastructure Products and Services ("all other") Category:
------------------------------------------------------------------
     (IN MILLIONS)                             2003            2002
     --------------------------------------------------------------------------
     Revenues                               $  336.8        $  341.4

     Operating income                           34.0            37.6
     ==========================================================================

o Revenues and operating income from the IKG Division decreased due to the depressed U.S. manufacturing environment and reorganization costs.
o Continued and consistent profitable results from the Reed Minerals and Patterson-Kelley Divisions were attained.
o Improved international demand for rail equipment sales of the HTT Division increased export sales by $30.8 million.
o    Pre-tax defined benefit pension expense increased $1.9 million.

OUTLOOK, TRENDS AND STRATEGIES
Looking to 2004 and beyond, the following significant items, trends and strategies are expected to affect the Company in comparison with 2003:

Company Wide:
-------------
o A continued focus on expanding the higher-margin industrial services businesses, with a particular emphasis on growing the Mill Services Segment through additional services, new contracts and strategic acquisitions.
o Continued international diversification through growth in the Mill Services Segment; targeted niche acquisitions in the Access Services Segment; increased export sales in the manufacturing businesses; and increased production at international manufacturing facilities.
o Continued focus on Economic Value Added (EVA(R))-positive investments and a reduction in capital employed to improve EVA.
o A target of $280 million in cash provided by operating activities for 2004, which would be another record.
o Reduction of debt to the extent possible. The Company has approximately $70 million of debt that can be paid prior to maturity. The balance of the debt, principally the (pound)200 million notes and the $150 million notes, cannot be paid until maturity in 2010 and 2013, respectively.
o Due to structural changes in the Company's pension plans, pension expense is expected to stabilize or decrease slightly in 2004. These structural changes include the replacement of the majority of the U.S. defined benefit pension plans and certain international defined benefit pension plans with defined contribution pension plans, effective January 1, 2004.
o A continued benefit from favorable foreign currency translation is expected. However, should the U.S. dollar start to strengthen, particularly in relationship to the euro or U.K. pound sterling, the effect of this benefit would diminish.
o Reduced interest expense is expected due to the September 2003 refinancing of the Company's $150 million ten-year notes at a lower interest rate. This interest expense reduction may be offset due to the foreign currency translation effect on international interest expense.
o Cost reductions and Six-Sigma continuous process improvement initiatives across the Company should further enhance margins. This includes improved supply chain management and outsourcing in the manufacturing businesses.
o An increase in general and administrative expenses is expected related to external audit fees and internal costs for compliance with Section 404 of the Sarbanes-Oxley Act of 2002.
o Higher fuel, transportation and material costs, particularly steel prices, could increase the Company's operating costs and reduce profitability. To the extent that such costs cannot be passed to customers, operating income and results of operations may be adversely affected.

Mill Services Segment:
----------------------
o Global steel production is forecasted to rise in 2004, and bidding activity for new mill services contracts and add-on services is strong.
o Increases in steel prices and worldwide demand could provide increased production volumes and additional opportunities for mill services contracts.
o The risk remains that certain Mill Services customers may file for bankruptcy protection in the future which could have an adverse affect on the Company's income.

Access Services Segment:
------------------------
o The outlook for non-residential construction spending is expected to modestly improve. The benefits of this will likely affect late 2004 and 2005 results.

o There is continued concern over the competitive environment in the United States. International competitors have invested heavily in the U.S. access services market, substantially increasing the supply of certain types of rental equipment.
o The international defined benefit pension expense has grown significantly and disproportionately to the domestic defined benefit pension expense over the past few years. Effective January 1, 2004, structural changes have been made to several of the Company's pension plans whereby both domestic and international employees of this Segment will have defined contribution pension plans. This is expected to make future pension expense more consistent with prior years and more predictable.

Gas and Fluid Control Segment:
------------------------------
o This Segment is expected to remain the Company's most challenging business in 2004. However, an overall net improvement is expected to be led by the propane tank product line along with modest improvements from the cryogenic and composites product lines.

o Increases in steel prices and worldwide demand for steel could have an adverse effect on raw material costs, and this Segment's ability to obtain the necessary raw materials.

Other Infrastructure Products and Services ("all other") Category:
------------------------------------------------------------------
o A continued positive outlook is anticipated for railway track services and equipment sales as international orders continue to grow.
o The IKG Industries industrial grating division is expected to return to profitability.
o Increases in steel prices and worldwide demand for steel could have an adverse effect on raw material costs, and both HTT's and IKG's ability to obtain the necessary raw materials.
o Continued strong results are expected from the Reed Minerals and Patterson-Kelley Divisions.

RESULTS OF OPERATIONS FOR 2003, 2002 AND 2001

     (DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE)                  2003            2002          2001 (A)
     ---------------------------------------------------------------------------------------------------
     Revenues from continuing operations                      $  2,118.5      $  1,976.7      $  2,025.2

     Cost of services and products sold                          1,604.4         1,481.8         1,516.4

     Selling, general and administrative expenses                  330.0           312.7           314.3

     Other expenses                                                  7.0             3.5            22.8

     Operating income from continuing operations                   173.9           176.0           167.7

     Interest expense                                               40.5            43.3            53.2

     Provision for income taxes from continuing operations          41.7            42.2            38.6

     Income from continuing operations                              87.0            88.4            74.6

     Income (loss) from discontinued operations                      5.2             1.7            (2.9)

     Net income                                                     92.2            90.1            71.7

     Diluted earnings per common share                              2.25            2.21            1.79

     Effective income tax rate for continuing operations            30.7%           30.9%           32.6%

     Consolidated effective income tax rate                         31.0%           31.0%           32.5%
     ===================================================================================================

      (a)   In order to comply with the Financial Accounting Standards Board
            (FASB) Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," 2001 information has been reclassified for comparative purposes.

COMPARATIVE ANALYSIS OF CONSOLIDATED RESULTS

REVENUES

2003 vs. 2002
-------------
Revenues for 2003 were up $141.8 million or 7% from 2002, to record levels. This increase was attributable to the following significant items:

     ---------------------------------------------------------------------------
     IN MILLIONS                CHANGE IN REVENUES 2003 VS. 2002
     ---------------------------------------------------------------------------
       $126.2         Effect of foreign currency translation.
         30.2         Net increased volume, new contracts and price changes in
                         the Mill Services Segment.
         20.4         Net effect of business acquisitions and dispositions.
                         Increased revenues of $23.1 and $6.4 million in the Mill Services and Access Services Segments, respectively, partially offset by decreased revenues of $9.1 million in the Other Infrastructure Products and Services ("all other") Category.
         19.6         Net increased revenues in the Harsco Track Technologies
                         (HTT) Division due principally to rail equipment sales.
        (19.9)        Net decreased revenues in the Access Services Segment due
                         to continued slowdown in the non-residential
                         construction markets.
        (19.3)        Net decreased revenues in the Gas and Fluid Control
                         Segment due to increased competition and decreased demand.
        (18.3)        Decreased revenues of the IKG Industries Division due to
                         decreased demand and to a lesser extent, the sale of the bridge decking product line in January 2002.
          2.9         Other (minor changes across the various units not already
                         mentioned).
     ---------------------------------------------------------------------------
       $141.8         Total Change in Revenues 2003 vs. 2002
     ===========================================================================


2002 vs. 2001
-------------
Revenues for 2002 were down $48.5 million or 2% from 2001. This decrease was attributable to the following significant items:

     ---------------------------------------------------------------------------
     IN MILLIONS                CHANGE IN REVENUES 2002 VS. 2001
     ---------------------------------------------------------------------------
       $(50.0)        Net decreased revenues in the Gas and Fluid Control
                         Segment due to the continued recessionary environment in the manufacturing sector, primarily in the United States, that impacted most product lines of this Segment. These decreases were only partially offset by higher demand for valves.
        (23.3)        Net reduced revenues in the Access Services Segment due to continued weakness in the non-residential construction markets due to generally unsettled economic conditions.
        (21.8)        Decreased revenues of the IKG Industries Division due to
                         the sale of the bridge decking product line in January 2002 and decreased demand.
         (6.6)        Net reduced revenues in the HTT Division due principally
                         to decreased contracting services related primarily to a maintenance contract with a U.S. railroad that was completed in December 2001.
         30.5         Effect of foreign currency translation.
         24.5         Net increased volume, new contracts and price changes in
                         the Mill Services Segment. The overall increase is a combination of increased international revenues partially offset by decreased domestic revenues principally due to steel mill customer plant closures in 2001.
         (1.8)        Other (minor changes across the various units not already
                         mentioned).

     ---------------------------------------------------------------------------
           $(48.5)        Total Change in Revenues 2002 vs. 2001
     ===========================================================================

COST OF SERVICES AND PRODUCTS SOLD

2003 vs. 2002
-------------
Cost of services and products sold for 2003 increased $122.6 million or 8% from 2002, slightly higher than the 7% increase in revenues. This increase was attributable to the following significant items:

     ---------------------------------------------------------------------------
     IN MILLIONS     CHANGE IN COST OF SERVICES AND PRODUCTS SOLD 2003 VS. 2002
     ---------------------------------------------------------------------------
        $95.6         Effect of foreign currency translation.
         17.5         Net effect of business acquisitions and dispositions.
         11.8         Increased costs due to increased revenues (exclusive of
                         effect of foreign currency translation).
          7.8         Increased defined benefit pension expense due to financial market conditions and lower interest rates in 2001 and 2002 which affected the SFAS No. 87 pension expense computation for 2003.
        (10.1)        Other (due to stringent cost controls, process
                         improvements, reorganization actions and minor changes across the various units not already mentioned).
     ---------------------------------------------------------------------------
       $122.6         Total Change in Cost of Services and Products Sold 2003
                         vs. 2002
     ===========================================================================

2002 vs. 2001
-------------
Cost of services and products sold for 2002 decreased $34.6 million or 2% from 2001, consistent with the 2% decrease in revenues. This decrease was attributable to the following significant items:

     ---------------------------------------------------------------------------
     IN MILLIONS     CHANGE IN COST OF SERVICES AND PRODUCTS SOLD 2002 VS. 2001
     ---------------------------------------------------------------------------
       $(59.2)        Reduced costs due to decreased revenues (exclusive of
                         effect of foreign currency translation).
        (16.1)        Elimination of goodwill amortization as a result of
                         implementing SFAS No. 142.
         22.9         Effect of foreign currency translation.
         10.5         Increased defined benefit pension expense due to financial market conditions and lower interest rates in 2001 which affected the SFAS No. 87 pension expense computation for 2002.
          7.3         Other (due to product mix and minor changes across the
                         various units not already mentioned, partially offset by decreased variable costs due to lower sales, stringent cost controls, process improvements and reorganization actions).
     ---------------------------------------------------------------------------
       $(34.6)        Total Change in Cost of Services and Products Sold 2002
                         vs. 2001
     ===========================================================================

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

2003 vs. 2002
-------------
Selling, general and administrative expenses for 2003 increased $17.3 million or 6% from 2002, less than the 7% increase in revenues. This increase was attributable to the following significant items:

     ---------------------------------------------------------------------------
                        CHANGE IN SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     IN MILLIONS                        2003 VS. 2002
     ---------------------------------------------------------------------------
        $19.7         Effect of foreign currency translation.
          9.9         Increased defined benefit pension expense due to financial market conditions and lower interest rates in 2001 and 2002 which affected the SFAS No. 87 pension expense computation for 2003. This increased pension expense was spread across all operations, with $8.0 million of the increase in the Access Services Segment.
         (3.5)        Reduction in provisions for uncollectible accounts
                         receivable due to significant charges in 2002 for Mill Services customers that were experiencing financial difficulties including bankruptcy.
         (8.8)        Other (due to continuing cost reduction, process
                         improvement and reorganization efforts).
     ---------------------------------------------------------------------------
        $17.3         Total Change in Selling, General and Administrative
                         Expenses 2003 vs. 2002
     ===========================================================================

2002 vs. 2001
-------------
Selling, general and administrative expenses for 2002 decreased $1.6 million or 0.5% from 2001, less than the 2% decrease in revenues. This decrease was attributable to the following significant items:

     ---------------------------------------------------------------------------
                        CHANGE IN SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     IN MILLIONS                          2002 VS. 2001
     ---------------------------------------------------------------------------
        $(5.8)        Reduction in provisions for uncollectible accounts
                         receivable due to significant charges in 2001 for Mill Services customers that were experiencing financial difficulties including bankruptcy.
          9.2         Increased defined benefit pension expense due to financial market conditions and lower interest rates in 2001 which affected the SFAS No. 87 pension expense computation for 2002.
          4.8         Effect of foreign currency translation.
         (9.8)        Other (due to continuing cost reduction, process
                         improvement and reorganization efforts).
     ---------------------------------------------------------------------------
        $(1.6)        Total Change in Selling, General and Administrative
                         Expenses 2002 vs. 2001
     ===========================================================================

OTHER EXPENSES

This income statement classification includes impaired asset write-downs, employee termination benefit costs and costs to exit activities, offset by net gains on the disposal of non-core assets. During 2003, the Company continued its strategy to streamline operations. This strategy included the consolidation, closure and sale of certain operating locations and continued headcount reductions in both administrative and operating positions. These actions resulted in net Other Expenses of $7.0 million in 2003 compared with $3.5 million in 2002 and $22.8 million in 2001.

2003 vs. 2002
-------------
Other Expenses for 2003 increased $3.5 million or 100% from 2002. This increase was attributable to the following significant items:

     ---------------------------------------------------------------------------
     IN MILLIONS               CHANGE IN OTHER EXPENSES 2003 VS. 2002
     ---------------------------------------------------------------------------
         $3.5         Decline in net gains on disposals of non-core assets. This decline was attributable to a $2.7 million net gain that was realized in 2002 from the sale of an equity investment within the Mill Services Segment and $1.9 million gain on the sale of a product line in the Other Infrastructure Products and Services ("all other") Category that were not repeated in 2003.
          0.8         Increase in costs to exit activities.
          0.3         Increase in other expenses.
         (1.1)        Decline in employee termination benefit costs.
     ---------------------------------------------------------------------------
         $3.5         Total Change in Other Expenses 2003 vs. 2002
     ===========================================================================

2002 vs. 2001
-------------
Other Expenses for 2002 decreased $19.3 million or 85% from 2001. This decrease was attributable to the following significant items:

     ---------------------------------------------------------------------------
     IN MILLIONS               CHANGE IN OTHER EXPENSES 2002 VS. 2001
     ---------------------------------------------------------------------------
       $(15.0)        Decline in impaired asset write-downs. Impaired asset
                         write-downs in 2001 included $8.0 million related to an under-performing plant associated with the Company's roofing granules business. The plant was sold in 2002. In addition, 2001's expense included $4.8 million of impaired asset write-downs in the Mill Services Segment related to fixed plant and equipment associated with steel mill customers which filed for reorganization proceedings under local laws principally in the United States and Asia.
         (3.0)        Decline in employee termination benefit costs.
         (1.3)        Decline in costs to exit activities, other expenses and
                         increased net gains on the disposal of non-core assets.
     ---------------------------------------------------------------------------
       $(19.3)        Total Change in Other Expenses 2002 vs. 2001
     ===========================================================================

For additional information, see Note 15, Other (Income) and Expenses, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."

--------------------------------------------------------------------------------

INTEREST EXPENSE

2003 vs. 2002
-------------
Interest expense in 2003 was $2.8 million or 6% lower than in 2002. This decline was due to approximately $58 million in reduced average annual borrowings and lower average annual interest rates on certain borrowings (e.g., commercial paper) partially offset by an increase of $2.3 million due to the effect of foreign currency translation.

2002 vs. 2001
-------------
Interest expense in 2002 was $9.9 million or 19% lower than in 2001. This decline was due to approximately $110 million in reduced average annual borrowings and lower average annual interest rates partially offset by an increase of $1.1 million due to the effect of foreign currency translation.

--------------------------------------------------------------------------------

PROVISION FOR INCOME TAXES FROM CONTINUING OPERATIONS

2003 vs. 2002
-------------
The decrease in 2003 of $0.5 million or 1% in the provision for income taxes from continuing operations was due to decreased earnings from continuing operations for the reasons mentioned above and a decreased effective income tax rate. The effective tax rate relating to continuing operations for 2003 was 30.7% versus 30.9% for 2002.

2002 vs. 2001
-------------
The increase in 2002 of $3.6 million or 9% in the provision for income taxes from continuing operations was due to increased earnings offset by a decreased effective income tax rate. The effective income tax rate relating to continuing operations for 2002 was 30.9% versus 32.6% for 2001. The decrease in the income tax rate was due principally to the elimination of goodwill amortization for book purposes in accordance with SFAS No. 142.

--------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS

2003 vs. 2002
-------------
Income from continuing operations in 2003 was slightly below 2002 levels despite increased revenues. This decrease of $1.4 million or 2% results from increased pension expense and reduced interest income of $1.5 million. This reduced interest income related to lower average annual interest rates. These items were partially offset by the positive impact of foreign currency translation and the termination of certain postretirement benefit plans.

2002 vs. 2001
-------------
Income from continuing operations in 2002 was significantly above 2001 levels despite a decrease in revenues. The increase of $13.8 million or 18% results from the items discussed above, including decreased asset write-downs as well as a reduced equity loss in affiliates. The reduced equity loss in affiliates was due primarily to $2.9 million of pre-tax losses during 2001 associated with the Company's S3Networks equity investment. This investment was disposed of in 2001.

--------------------------------------------------------------------------------

INCOME (LOSS) FROM DISCONTINUED OPERATIONS

2003 vs. 2002
-------------
Income from discontinued operations for 2003 increased $3.5 million or 208% from 2002. This increase was attributable to the following significant items:

     ---------------------------------------------------------------------------
                         CHANGE IN INCOME (LOSS) FROM DISCONTINUED OPERATIONS
     IN MILLIONS                           2003 VS. 2002
     ---------------------------------------------------------------------------
         $5.2          After-tax income due to favorable developments in the
                         Company's Federal Excise Tax (FET) litigation. For additional information on the FET litigation see Note 10, Commitments and Contingencies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."
         (1.7)         Decline in after-tax income related to the sale of the
                         Company's Capitol Manufacturing business during 2002.
     ---------------------------------------------------------------------------
         $3.5         Total Change in Income (Loss) from Discontinued Operations
                         2003 vs. 2002
     ===========================================================================

2002 vs. 2001
-------------
Income from discontinued operations for 2002 was $4.6 million higher than 2001's loss of $2.9 million. This increase was attributable to the following significant items:

     ---------------------------------------------------------------------------
                         CHANGE IN INCOME (LOSS) FROM DISCONTINUED OPERATIONS
     IN MILLIONS                           2002 VS. 2001
     ---------------------------------------------------------------------------
         $3.6         After-tax gain recognized on the sale of the Company's
                         Capitol Manufacturing business, of which a substantial part of the assets was divested in the second quarter of 2002.
          1.0         Decline in after-tax loss from operations of the Company's
                         Capitol Manufacturing business, due to the sale in the second quarter of 2002.
     ---------------------------------------------------------------------------
         $4.6         Total Change in Income (Loss) from Discontinued Operations
                         2002 vs. 2001
     ===========================================================================

--------------------------------------------------------------------------------

NET INCOME AND EARNINGS PER SHARE

2003 vs. 2002
-------------
Net income of $92.2 million and diluted earnings per share of $2.25 in 2003 exceeded 2002 by $2.1 million and $0.04, respectively, due principally to increased income from discontinued operations partially offset by decreased income from continuing operations for the reasons described above.

2002 vs. 2001
-------------
Net income of $90.1 million and diluted earnings per share of $2.21 in 2002 exceeded 2001 by $18.4 million and $0.42, respectively, due principally to decreased provisions for uncollectible accounts receivable; decreased Other expenses related to restructuring activities; decreased interest expense; and a lower effective income tax rate.


LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW
The Company's principal sources of liquidity are cash from operations and short-term borrowings under its various credit agreements, augmented by cash proceeds from asset sales. Principal borrowings for working capital requirements are commercial paper. During 2003, record cash flows from operations of $262.8 million enabled the Company to make significant progress toward its strategic objectives. This included net cash payments to reduce debt of $86.2 million, increased capital expenditures of $29.5 million for growth in the Company's industrial services businesses and two industrial services acquisitions totaling $23.5 million. Since peaking in mid-2000 in connection with the SGB acquisition, the Company has reduced its total debt by almost $300 million or approximately 31% as of December 31, 2003.

The Company's strategic objectives for 2004 include generating a record $280 million in cash from operations, augmented by $30 million in targeted asset sales. The Company's strategy is to redeploy excess or discretionary cash to grow primarily the mill services business and to further reduce debt. The Company has targeted $125 million for growth capital investments and acquisitions and $40 million for debt reduction.

As of December 31, 2003 the Company had approximately $70 million of debt that can be paid prior to maturity. The balance of the debt, principally, the (pound)200 million notes and the $150 million notes, cannot be paid until maturity in 2010 and 2013, respectively. The Company also plans to continue its history of paying dividends to shareholders.

CASH REQUIREMENTS
The following summarizes the Company's expected future payments related to contractual obligations and commercial commitments at December 31, 2003.

     CONTRACTUAL OBLIGATIONS AS OF DECEMBER 31, 2003 (A)

                                                                                  PAYMENTS DUE BY PERIOD
                                                                                  ----------------------
                                                                      LESS THAN           1-3              4-5            AFTER 5
     (IN MILLIONS)                                     TOTAL            1 YEAR           YEARS            YEARS            YEARS
     -----------------------------------------------------------------------------------------------------------------------------
     Short-term Debt                                 $    14.9        $    14.9        $      --        $      --        $      --

     Long-term Debt
        (including current maturities and
        capital leases)                                  598.7             14.3             56.5             19.8            508.1

     Pension and Other Post-
        retirement Obligations (b)                       154.4             24.4             47.8             44.3             37.9

     Operating Leases                                    141.9             48.3             49.0             21.5             23.1

     Purchase Obligations                                 88.0             84.4              3.0              0.6               --

     Foreign Currency Forward
        Exchange Contracts                                78.4             78.4               --               --               --

     Other Obligations (c)                                 0.1              0.1               --               --               --
     -----------------------------------------------------------------------------------------------------------------------------

     Total Contractual Obligations                   $ 1,076.4        $   264.8        $   156.3        $    86.2        $   569.1
     =============================================================================================================================

      (a) See Note 6, Debt and Credit Agreements; Note 7, Leases; Note 8, Employee Benefit Plans; and Note 13, Financial Instruments, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional disclosures on short-term and long-term debt; operating leases; pensions and other postretirement benefits; and foreign currency forward exchange contracts, respectively.

      (b) The total obligation for Pension and Other Postretirement Obligations is based on actuarial calculations and represents the obligation recorded on the Company's balance sheet. Payments due by period are based on the expected undiscounted amounts to be paid in the years shown. The amount shown in the After 5 years column is the remaining balance of the obligation as calculated at December 31, 2003. It is not practicable to estimate the actual amount to be paid after five years.

      (c) Other contractual obligations are not deemed to have a material impact on the Company and are not discussed in detail.

      COMMERCIAL COMMITMENTS - The following table summarizes the Company's contingent commercial commitments at December 31, 2003. These amounts are not included in the Company's Consolidated Balance Sheet since there are no current circumstances known to management indicating that the Company will be required to make payments on these contingent obligations.

     COMMERCIAL COMMITMENTS AS OF DECEMBER 31, 2003

                                                                         AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                                                         ------------------------------------------
                                         TOTAL AMOUNTS     LESS THAN          1-3             4-5            OVER 5       INDEFINITE
      (IN MILLIONS)                        COMMITTED        1 YEAR           YEARS           YEARS           YEARS        EXPIRATION
     ------------------------------------------------------------------------------------------------------------------------------
     Standby Letters of Credit             $   88.5        $   84.8        $    3.3        $    0.4        $     --        $     --

     Guarantees                                22.9             3.5              --             0.4             0.1            18.9

     Performance Bonds                        107.8            96.4             1.6              --              --             9.8

     Other Commercial Commitments              11.1              --              --              --              --            11.1
     ------------------------------------------------------------------------------------------------------------------------------

     Total Commercial Commitments          $  230.3        $  184.7        $    4.9        $    0.8        $    0.1        $   39.8
     ==============================================================================================================================

Performance bonds include an $80 million security bond and standby letters of credit include a $9 million letter of credit both related to the Federal Excise Tax litigation discussed in Note 10, Commitments and Contingencies, to the

Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data." Certain guarantees and performance bonds are of a continuous nature and do not have a definite expiration date.

SOURCES AND USES OF CASH
The primary drivers of the Company's cash flow from operations are the Company's strong sales and income, particularly in the services businesses. Additionally, returns on capital investments made in prior years, for which no cash is currently required, are a significant source of cash. Depreciation related to these investments is a non-cash charge. The Company also continues to maintain working capital at a manageable level.

Major uses of cash include payroll costs and related benefits; raw material purchases for the manufacturing businesses; income tax payments; interest payments; insurance premiums and payments of self-insured casualty losses; and facility rental payments. Other primary uses of cash include capital investments, principally in the industrial services businesses; debt payments; and dividend payments.

      RESOURCES AVAILABLE FOR CASH REQUIREMENTS - The Company has various credit facilities and commercial paper programs available for use throughout the world. The following chart illustrates the amounts outstanding on credit facilities and commercial paper programs and available credit at December 31, 2003.

     SUMMARY OF CREDIT FACILITIES                    AS OF DECEMBER 31, 2003
     -----------------------------------------------------------------------------------
                                          FACILITY          OUTSTANDING        AVAILABLE
     (IN MILLIONS)                          LIMIT             BALANCE            CREDIT
     -----------------------------------------------------------------------------------
     U.S. commercial paper program        $  350.0           $    9.3           $  340.7

     Euro commercial paper program           125.8               26.1               99.7

     Revolving credit facility (a)           350.0                 --              350.0

     Bilateral credit facility (b)            25.0                3.4               21.6
     -----------------------------------------------------------------------------------

     TOTALS AT DECEMBER 31, 2003          $  850.8           $   38.8           $  812.0(C)
     ===================================================================================

      (a)   U.S.-based Program
      (b)   International-based Program
      (c) Although the Company has significant available credit, it is the Company's policy to limit aggregate commercial paper and credit facility borrowings at any one time to a maximum of $375 million.

See Note 6, Debt and Credit Agreements, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for more information on the Company's credit facilities.

      CREDIT RATINGS AND OUTLOOK - The following table summarizes the Company's debt ratings at December 31, 2003:

                                                       U.S.-BASED
                                 LONG-TERM NOTES    COMMERCIAL PAPER    OUTLOOK
     ---------------------------------------------------------------------------

     Standard & Poor's (S&P)           A-                  A-2           Stable
     Moody's                           A3                  P-2           Stable
     Fitch (a)                         A-                  F-2           Stable
     ---------------------------------------------------------------------------

      (a) The Company's (pound)200 million notes are not rated by Fitch.

The euro commercial paper market does not require commercial paper to be rated; accordingly, the Company's euro-based commercial paper program has not been rated. In the third quarter of 2003, S&P, Fitch and Moody's all reaffirmed their stable outlooks for the Company. A downgrade to the Company's credit rating would probably increase the costs to the Company to borrow funds. An improvement in the Company's credit rating would probably decrease the costs to the Company to borrow funds.

      WORKING CAPITAL POSITION - Changes in the Company's working capital are reflected in the following table:

                                                    DECEMBER 31     DECEMBER 31      INCREASE
     (DOLLARS ARE IN MILLIONS)                         2003            2002         (DECREASE)
     -----------------------------------------------------------------------------------------
     Current Assets                                  $  764.4        $  702.4        $   62.0

     Less: Current Liabilities                          495.1           473.8            21.3
     -----------------------------------------------------------------------------------------
     Working Capital                                 $  269.3        $  228.6        $   40.7

     Current Ratio                                      1.5:1           1.5:1
     =========================================================================================

Working capital increased 18% in 2003 due principally to the effect of foreign currency translation. Foreign currency translation changes were due principally to the weakening of the U.S. dollar in relation to the British pound sterling and the euro. Also contributing to the increase in working capital was the acquisition of the mill services unit of C. J. Langenfelder & Son, Inc.

      CERTAINTY OF CASH FLOWS - The certainty of the Company's future cash flows is strengthened by the long-term nature of the Company's mill services contracts. At December 31, 2003, the Company's mill services contracts had estimated future revenues of $3.4 billion. Of that amount, over $800 million is projected for 2004 and approximately 60% is expected to be recognized by December 31, 2006. In addition, the Company had an order backlog of $186.2 million for its manufacturing businesses and railway track services.

The types of products and services that the Company provides are not subject to rapid technological change which increases the stability of related cash flows. Additionally, each of the Company's businesses is among the top three companies (relative to sales) in the industries the Company serves. Due to these factors, the Company is confident in its future ability to generate positive cash flows from operations.

CASH FLOW SUMMARY
The Company's cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

     SUMMARIZED CASH FLOW INFORMATION
     (IN MILLIONS)                                            2003            2002           2001
     ---------------------------------------------------------------------------------------------
     Cash provided by (used in):

        Operating activities                                $  262.8       $  253.7       $  240.6

        Investing activities                                  (144.8)         (53.9)        (125.2)

        Financing activities                                  (125.5)        (205.5)         (99.2)

        Effect of exchange rate changes on cash                 17.6            8.4           (5.2)

     ---------------------------------------------------------------------------------------------

        Net change in cash and cash equivalents             $   10.1       $    2.7       $   11.0
     =============================================================================================

      CASH FROM OPERATING ACTIVITIES - Cash provided by operations in 2003 was a record $262.8 million, up $9.0 million from 2002. The increased cash from operations in 2003 resulted from the following:


      o Positive year-over-year changes in inventories due principally to planned reductions in inventories at IKG Industries and international mill services locations.

      o     Timing of accounts payable disbursements.

      o Timing of funding of pension and insurance liabilities for which expense was recorded during the year but for which payments will be made in subsequent years.

      o Partially offsetting these increases were recorded sales (accounts receivable) for which cash will not be received until 2004. As an example, the Harsco Track Technologies Division recorded a $21.1 million increase in sales in December 2003 compared with December 2002. A significant portion of those sales will be collected in 2004.

      CASH USED IN INVESTING ACTIVITIES - Capital investments for 2003 were $143.8 million, up $29.5 million from 2002. Investments were made predominantly for the industrial services businesses with 60% in the Mill Services Segment. The Company also invested $23.5 million on two industrial service acquisitions. These acquisitions included the domestic mill services unit of C.J. Langenfelder & Son, Inc. and a small product line for the international access services business. Proceeds from sales of assets decreased $40.9 million. This decrease, on a comparative basis, included the sale of Capitol Manufacturing and a product line of the Harsco Track Technologies Division in 2002. In 2004, the Company plans to continue to invest in high-return projects, principally in the industrial services businesses.

      CASH USED IN FINANCING ACTIVITIES - The following table summarizes the Company's debt and capital positions at December 31, 2003.

                                                    DECEMBER 31      DECEMBER 31
     (DOLLARS ARE IN MILLIONS)                          2003             2002
     --------------------------------------------------------------------------
     Notes Payable and Current Maturities           $     29.1       $     34.1
     Long-term Debt                                      584.4            605.6
     --------------------------------------------------------------------------
     Total Debt                                          613.5            639.7
     Total Equity                                        777.0            644.5
     --------------------------------------------------------------------------
     Total Capital                                  $  1,390.5       $  1,284.2

     Total Debt to Total Capital                          44.1%            49.8%
     ==========================================================================

The Company's debt as a percent of total capital decreased in 2003 due principally to the Company's continued debt reduction combined with the increase in the cumulative translation adjustment equity account and increased retained earnings. Due to the Company's significant net investments in Europe and the United Kingdom, foreign currency translation increases in the euro and the pound sterling had a positive effect on total equity.

DEBT COVENANTS
The Company's credit facilities and certain notes payable agreements contain covenants requiring a minimum net worth of $475 million and a maximum debt to capital ratio of 60%. Based on balances at December 31, 2003, the Company could borrow approximately $550 million and still be within its debt covenants. Alternatively, keeping all other factors constant, the Company's equity could decrease by $300 million and the Company would still be within its covenants.

CASH AND VALUE-BASED MANAGEMENT
In 2004, the Company plans to continue with its strategy of selective investing for strategic purposes. The goal of this strategy is to improve the Company's Economic Value Added (EVA(R)) under the program that commenced January 1, 2002. Under this program the Company evaluates strategic investments based upon the investment's economic profit. EVA equals after-tax operating profits less a charge for the use of the capital employed to create those profits (only the service cost portion of pension expense is included for EVA purposes). Therefore, value is created when a project or initiative produces a return above the cost of capital. In 2003, the Company as a whole exceeded its EVA improvement target by 125%.

Through the Company's use of EVA to evaluate all capital expenditures, the Company targets its capital investments where management expects they will create the greatest positive EVA. In 2003, the Company made approximately 60% and 30% of its capital expenditures in the Mill Services and Access Services Segments, respectively. The investments in these segments continue to show positive results as the Mill Services and Access Services Segments generated approximately 50% and 30% of the Company's 2003 cash from operations, respectively. Additionally, both these Segments had improved EVA in 2003 when compared with 2002. In 2004, the Company is again targeting the industrial services businesses for the majority of its capital investments.

The Company is committed to continue paying dividends to shareholders. The Company has increased the dividend rate for ten consecutive years, and in February 2004, the Company paid its 215th consecutive quarterly cash dividend. The Company also plans to continue paying down debt to the extent possible.

The Company's financial position and debt capacity should enable it to meet current and future requirements. As additional resources are needed, the Company should be able to obtain funds readily and at competitive costs. The Company is well-positioned and intends to continue investing strategically in high-return projects, reducing debt and paying cash dividends as a means to enhance shareholder value.

APPLICATION OF CRITICAL ACCOUNTING POLICIES
The Company's discussion and analysis of its financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. On an on-going basis the Company evaluates its estimates, including those related to pensions and other postretirement benefits, bad debts, goodwill, long-lived asset valuations, inventory valuations, insurance accruals, contingencies and income taxes. The impact of changes in these estimates, as necessary, is reflected in the respective segment's operating income. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Management has discussed the development and selection of the critical accounting estimates described below with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the Company's disclosure relating to these estimates in this Management's Discussion and Analysis of Financial Condition and Results of Operations. These items should be read in conjunction with Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."

PENSION BENEFITS
The Company has noncontributory defined benefit pension plans throughout the world. The largest of these plans are in the United Kingdom and the United States. The Company's funding policy for these plans is to contribute amounts sufficient to meet the minimum funding pursuant to U.K. and U.S. statutory requirements, plus any additional amounts that the Company may determine to be appropriate. The Company made cash contributions to its defined benefit pension plans of $23.6 million and $10.1 million during 2003 and 2002, respectively. Additionally, the Company expects to make $24.0 in cash contributions to its defined benefit pension plans during 2004. The Company accounts for its defined benefit pension plans in accordance with SFAS No. 87, "Employer's Accounting for Pensions" (SFAS 87), which requires that amounts recognized in financial statements be determined on an actuarial basis. A minimum liability is required to be established on the Consolidated Balance Sheet representing the amount of unfunded accumulated benefit obligation. The unfunded accumulated benefit obligation is the difference between the accumulated benefit obligation and the fair value of the plan assets at the measurement date. When it is necessary to establish an additional minimum pension liability, an equal amount is recorded as an intangible pension asset limited to unrecognized prior service cost. Any excess amount is recorded as a reduction to shareholders' equity in accumulated other comprehensive expense, net of deferred income taxes, in the Consolidated Balance Sheet. At December 31, 2003 and 2002, the Company has a gross minimum pension liability of $233.9 million and $236.2 million, respectively. These adjustments impacted accumulated other comprehensive expense in the shareholders' equity section of the Balance Sheet by $1.5 million of comprehensive income, net of deferred income taxes, and $146.7 million of comprehensive expense, net of deferred income taxes, at December 31, 2003 and 2002, respectively. When and if the fair market value of the pension plans' assets exceed the accumulated benefit obligation, the reduction to shareholders' equity would be fully restored to the Consolidated Balance Sheet.

Management has implemented a three-part strategy to deal with the adverse market forces that have increased the unfunded benefit obligations over the last several years. These strategies included pension plan design changes, a review of funding policy alternatives and a review of the asset allocation policy and investment manager structure. With regards to plan design, the Company amended a majority of the U.S. defined benefit pension plans and certain international defined benefit pension plans so that accrued service will no longer be granted for periods after December 31, 2003, although compensation increases will continue to be recognized on actual service to-date. In place of these plans, the Company has established, effective January 1, 2004, defined contribution pension plans providing for the Company to contribute a specified matching amount for participating employees' contributions to the plan. Domestically, this match will be made on employee contributions up to four percent of their eligible compensation. Additionally, the Company may provide a discretionary contribution of up to two percent of compensation for eligible employees. Internationally, this match is up to six percent of eligible compensation with an additional two percent going towards insurance and administrative costs. The Company believes this new retirement benefit plan will provide a more predictable and less volatile pension expense than existed under the defined benefit plans.

      CRITICAL ESTIMATE - PENSION BENEFITS

Accounting for pensions and other postretirement benefits requires the use of actuarial assumptions. The principal assumptions used include the discount rate and the expected long-term rate of return on plan assets. Each assumption is reviewed annually and represents management's best estimate at that time. The assumptions are selected to represent the average expected experience over time and may differ in any one year from actual experience due to changes in capital markets and the overall economy. These differences will impact the amount of unfunded benefit obligation and the expense recognized.

The discount rates as of the September 30, 2003 measurement date for the U.K. pension plan and the October 31, 2003 measurement date for the U.S. pension plans were 5.7% and 6.25%, respectively. These rates were used in calculating the Company's projected benefit obligations as of December 31, 2003. The discount rates selected represent the average yield on high-quality corporate bonds as of the measurement dates. The weighted average of these assumed discount rates for the year ending December 31, 2003 was 5.9%. The weighted average assumed discount rate at year-end 2003 compares with the weighted average assumed discount rates of 6.0% and 6.5% for the years ending December 31, 2002 and 2001, respectively. Annual pension expense is determined using the discount rate as of the beginning of the year, which for 2004 is the 5.9% assumed weighted average discount rate. Pension expense and the projected benefit obligation generally increase as the discount rate selected decreases.

The expected long-term rate of return on plan assets is determined by evaluating the portfolios' asset class return expectations with the Company's advisors as well as actual, long-term, historical results of asset returns for the U.S. pension plans and the U.K. pension plan. The pension expense increases as the expected long-term rate of return on assets decreases. For fiscal 2003 the weighted average expected long-term rate of return on asset assumption was 8.0%. The weighted average assumption for the U.S. and U.K. has been lowered to 7.9% for fiscal 2004. This rate was determined based on a model of expected asset returns for an actively managed portfolio.

Based on these updated actuarial assumptions and the structural changes in the pension plans mentioned previously, the Company's 2004 pension expense is expected to stabilize. This is in comparison to the increase in pension expense from 2002 to 2003 of $20.4 million that resulted from lower interest rates and unfavorable investment performance during 2000, 2001, and 2002. Additionally, the increase in pension expense from 2001 to 2002 was approximately $20 million. Changes in the related pension benefit costs may occur in the future due to changes in the assumptions and due to changes in returns on plan assets resulting from financial market conditions. Holding all other assumptions constant, a one-half percent increase or decrease in the discount rate and the expected long-term rate of return on plan assets would increase or decrease annual fiscal 2004 pre-tax defined benefit pension expense as follows:

                                                            APPROXIMATE CHANGES IN PRE-TAX DEFINED BENEFIT
                                                            ----------------------------------------------
                                                                            PENSION EXPENSE
                                                                            ---------------
                                                                U.S. PLANS                   U.K. PLAN
                                                                ----------                   ---------
     Discount rate
     -------------
     One-half percent increase                             Decrease of $2 million      Decrease of $4 million
     One-half percent decrease                             Increase of $2 million      Increase of $4 million

     Expected long-term rate of return on plan assets
     ------------------------------------------------

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

See Note 8, Employee Benefit Plans, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional disclosures related to these items.

NOTES AND ACCOUNTS RECEIVABLE
Notes and accounts receivable are stated at their net realizable value through the use of allowances for doubtful accounts. These allowances are maintained for estimated future losses resulting from the inability of customers to make required payments on notes or accounts receivable. The Company has policies and procedures in place requiring customers to be evaluated for creditworthiness prior to the execution of new service contracts or shipments of products. These reviews are structured to assist in minimizing the Company's risk related to realizability of its receivables. Despite these policies and procedures, the Company may still experience collection problems and potential bad debts due to economic conditions within certain industries (e.g., construction and steel industries) and countries and regions (e.g., U.S., U.K., Middle East, etc.) in which the Company operates. At December 31, 2003 and 2002, receivables of $446.9 million and $388.9 million, respectively, were net of reserves of $24.6 million and $36.5 million, respectively.

      CRITICAL ESTIMATE - NOTES AND ACCOUNTS RECEIVABLE

A considerable amount of judgment is required in assessing the realizability of receivables, including the current creditworthiness of each customer, related aging of the past due balances and the facts and circumstances surrounding any non-payment. The Company's provisions for bad debts during 2003, 2002 and 2001 were $3.4 million, $6.9 million and $12.6 million, respectively. Included in these provisions for bad debts were net (reversals) and provisions for steel mill customers of $(1.5) million, $1.9 million and $8.1 million in 2003, 2002 and 2001, respectively. The 2003 amount includes approximately $1.9 million in net reserve reductions related to changes in estimates during the year due principally to the recovery of receivables related to a customer that had previously filed for bankruptcy protection.

During the last three years, approximately 40 U.S. steelmakers and several international steel producers have filed for bankruptcy-court protection, some of which were the Company's customers. The Company evaluates its reserve requirements for bankrupt steel customers based upon contractual rights and obligations, the rights and obligations under the respective country's bankruptcy laws, details of the proposed reorganization plan, and our history in collecting pre-petition receivable amounts from bankrupt customers. The Company has been successful in collecting substantially all of the pre-petition receivable amounts in several cases where the customer has filed for bankruptcy-court protection.

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

If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Conversely, an improvement in a customer's ability to make payments could result in a decrease of the allowance for doubtful accounts. Changes in the allowance related to both of these situations would be recorded through income in the period the change was determined.

The Company has not materially changed its methodology for calculating allowances for doubtful accounts for the years presented.

GOODWILL
The Company's net goodwill balances were $407.8 million and $377.2 million, at December 31, 2003 and 2002, respectively. Goodwill is not amortized but tested for impairment at the reporting unit level on an annual basis, and between annual tests whenever events or circumstances indicate that the carrying value of a reporting unit's goodwill may exceed its fair value.

      CRITICAL ESTIMATE - GOODWILL

A discounted cash flow model is used to estimate the fair value of a reporting unit. This model requires the use of long-term planning estimates and assumptions regarding industry-specific economic conditions that are outside the control of the Company. The annual test for impairment includes the selection of an appropriate discount rate to value cash flow information. The basis of this discount rate calculation is derived from several internal and external factors. These factors include, but are not limited to, the average market price of the Company's stock, the number of shares of stock outstanding, the book value of the Company's debt, a long-term risk free interest rate, and both market and size specific risk premiums. The Company's annual goodwill impairment testing, performed as of October 1, 2003, indicated that the fair value of all reporting units tested exceeded their respective book values and therefore no additional goodwill impairment testing was required. Due to uncertain market conditions, it is possible that estimates used for goodwill impairment testing may change in the future. Therefore, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

The Company has not materially changed its methodology for goodwill impairment testing for the years presented. There are currently no known trends, demands, commitments, events or uncertainties that are reasonably likely to occur that would materially affect the methodology or assumptions described above.

See Note 5, Goodwill and Other Intangible Assets, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data" for additional information on goodwill and other intangible assets.

ASSET IMPAIRMENT
Long-lived assets are reviewed for impairment when events and circumstances indicate that the book value of an asset may be impaired. At December 31, 2003 and 2002, the cumulative long-lived asset impairment valuation reserve was $4.3 million and $4.5 million, respectively.

      CRITICAL ESTIMATE - ASSET IMPAIRMENT

The determination of a long-lived asset impairment loss involves significant judgments based upon short and long-term projections of future asset performance. Impairment loss estimates are based upon the difference between the book value and the fair value of the asset. The fair value is generally based upon the Company's estimate of the amount that the assets could be bought or sold for in a current transaction between willing parties. Should circumstances change that affect these estimates, additional impairment charges may be required and would be recorded through income in the period the change was determined.

The Company has not materially changed its methodology for calculating asset impairments for the years presented. There are currently no known trends, demands, commitments, events or uncertainties that are reasonably likely to occur that would materially affect the methodology or assumptions described above.

INVENTORIES
Inventories are stated at the lower of cost or market. Inventory balances are adjusted for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and its estimated market value. At December 31, 2003 and 2002, inventories of $190.2 million and $181.7 million, respectively, are net of lower of cost or market reserves of $4.1 million and $4.8 million, respectively.

      CRITICAL ESTIMATE - INVENTORIES

In assessing the ultimate realization of inventory balance amounts, the Company is required to make judgments as to future demand requirements and compare these with the current or committed inventory levels. If actual market conditions are determined to be less favorable than those projected by management, additional inventory write-downs may be required and would be recorded through income in the period the determination is made. Additionally, the Company records reserves to adjust a substantial portion of its U.S. inventory balances to the last-in, first-out (LIFO) method of inventory valuation. In adjusting these reserves throughout the year, the Company estimates its year-end inventory costs and quantities. At December 31 of each year, the reserves are adjusted to reflect actual year-end inventory costs and quantities. During periods of inflation, the LIFO expense usually increases and during periods of deflation it decreases. These adjustments resulted in pre-tax income of $1.5 million and $1.4 million in 2003 and 2002, respectively.

The Company has not materially changed its methodology for calculating inventory reserves for the years presented. There are currently no known trends, demands, commitments, events or uncertainties that are reasonably likely to occur that would materially affect the methodology or assumptions described above.

INSURANCE RESERVES
The Company retains a significant portion of the risk for property, workers' compensation, automobile, general and product liability losses. At December 31, 2003 and 2002 the Company has recorded liabilities of $69.3 million and $65.0 million, respectively, related to both asserted as well as unasserted insurance claims.

      CRITICAL ESTIMATE - INSURANCE RESERVES

Reserves have been recorded based upon actuarial calculations which reflect the undiscounted estimated liabilities for ultimate losses including claims incurred but not reported. Inherent in these estimates are assumptions which are based on the Company's history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends in the law. If actual claims differ from those projected by management, changes (either increases or decreases) to insurance reserves may be required and would be recorded through income in the period the change was determined. During 2003, 2002 and 2001, the Company recorded retrospective insurance reserve adjustments that decreased pre-tax insurance expense for self-insured programs by $5.7 million, $5.9 million and $4.4 million, respectively. The adjustments resulted from improved claims experience, aggressive claim and insured litigation management programs and an improved focus on workplace safety.

The Company has not materially changed its methodology for calculating insurance reserves for the years presented. There are currently no known trends, demands, commitments, events or uncertainties that are reasonably likely to occur that would materially affect the methodology or assumptions described above.

LEGAL AND OTHER CONTINGENCIES
Reserves for contingent liabilities are recorded on the balance sheet when an event is determined to be both probable and can be reasonably estimated. These reserves are recorded using the estimated amount of the most likely outcome. If there is no best estimate within a range of possible outcomes, the estimated amount at the lower end of the range is recorded.

      CRITICAL ESTIMATE - LEGAL AND OTHER CONTINGENCIES

Currently, the Company is involved in a claim regarding Federal Excise Tax related to a 1986 contract for the sale of five-ton trucks to the United States Army. The Company believes that payment of this claim is not probable; however, it is possible that resolution of this claim could result in the Company being required to remit taxes, penalties and interest payments to the Internal Revenue Service. If that should happen, the Company believes the payment will not have a material adverse effect on the Company's financial position; however, it could have a material effect on quarterly or annual results of operations and cash flows. If the cargo trucks are ultimately held to be taxable, as of December 31, 2003, the Company's net maximum liability for this claim would be $5.8 million plus penalties and applicable interest, currently estimated to be $12.4 million and $70.6 million, respectively. However, should circumstances change with regard to this or any other contingency, adjustments (either increases or decreases) to reserves may be required and would be recorded through income in the period the change was determined. During 2003, the Company adjusted an accrual related to this matter resulting in $8.0 million in pre-tax income. This adjustment was included in Income related to discontinued defense business on the Company's Consolidated Statements of Income. The Company's current expectation is that its future obligations for finalizing this matter will approximate $0.8 million.

In addition to the above Federal Excise Tax contingency, the Company is involved in certain environmental actions, as well as litigation related to its products and services. When reserves are necessary, they are established based upon consultation with legal counsel; consideration of the facts and circumstances surrounding the contingency; our experience with similar matters; consideration of contractual rights and obligations; and other relevant factors. Should circumstances change with regards to such matters, adjustments (either increases or decreases) to associated contingency reserves may be required and would be recorded through income in the period the change was determined.

The Company has not materially changed its methodology for calculating legal and other contingencies for the years presented. There are currently no known trends, demands, commitments, events or uncertainties that are reasonably likely to occur that would materially affect the methodology or assumptions described above.

See Note 10, Commitments and Contingencies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data" for additional disclosure on this uncertainty and other contingencies.

INCOME TAXES
The Company is subject to various federal, state and local income taxes in the taxing jurisdictions where the Company operates. At the end of each quarterly period, the Company makes its best estimate of the annual effective income tax rate and applies that rate to year-to-date pretax income to arrive at the year-to-date income tax provision. At December 31, 2003, 2002 and 2001 the Company's net effective income tax rate was 31.0%, 31.0% and 32.5%, respectively.

A valuation allowance to reduce deferred tax assets is evaluated on a quarterly basis. The valuation allowance is principally for tax loss carryforwards and cumulative unrelieved foreign tax credits which are uncertain as to realizability. The valuation allowance was $1.7 million and $2.7 million at December 31, 2003 and 2002, respectively.

      CRITICAL ESTIMATE - INCOME TAXES

The annual effective income tax rates are developed giving recognition to tax rates, tax holidays, tax credits and capital losses, as well as certain exempt income and non-deductible expenses in all of the jurisdictions where the Company does business. The income tax provision for the quarterly period is the change in the year-to-date provision from the previous quarterly period.

The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event the Company were to determine that it would more likely than not be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would decrease income in the period in which such determination was made.

The Company has not materially changed its methodology for calculating income tax expense for the years presented. There are currently no known trends, demands, commitments, events or uncertainties that are reasonably likely to occur that would materially affect the methodology or assumptions described above.

See Note 9, Income Taxes, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data" for additional disclosures related to these items.

NEW FINANCIAL ACCOUNTING STANDARDS ISSUED
See Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data" for disclosures on new financial accounting standards issued and their effect on the Company.

RESEARCH AND DEVELOPMENT
The Company invested $3.3 million in internal research and development programs in 2003. Internal funding for the Mill Services Segment amounted to $1.3 million. Expenditures for the Other Infrastructure Products and Services ("all other") Category, Gas and Fluid Control Segment and the Access Services Segment were $0.9 million, $0.5 million and $0.5 million, respectively.

BACKLOG
As of December 31, 2003, the Company's order backlog, exclusive of long-term mill services contracts and access services, was $186.2 million compared with $157.8 million as of December 31, 2002, an 18% increase.

Mill services contracts have an estimated future value of $3.4 billion at December 31, 2003 compared with $3.0 billion at December 31, 2002. Approximately 60% of these revenues are expected to be recognized by December 31, 2006. The remaining revenues are expected to be recognized principally between January 1, 2007 and December 31, 2012.

Backlog for scaffolding, shoring and forming services of the Access Services Segment is excluded from the above amounts. These amounts are generally not quantifiable due to the nature and timing of the products and services provided.

The Gas and Fluid Control Segment backlog at December 31, 2003 of $36.5 million was 11% below the December 31, 2002 backlog of $40.8 million. The decrease reflects a reduced order backlog of valves. This decrease was partially offset by an increase in the backlog of propane tanks and heat exchangers.

Order backlog for the Other Infrastructure Products and Services ("all other") Category at December 31, 2003 was $149.7 million, an increase of 28% from the December 31, 2002 backlog of $117.0 million. The increase is principally due to an increase in backlog of railway track maintenance services. The railway track maintenance services increase relates principally to a five-year contract renewal for a minimum of $47.6 million with a major railroad. Backlog for roofing granules and slag abrasives is excluded from the above amounts. These amounts are generally not quantifiable due to the nature and timing of the products provided.

DIVIDEND ACTION
The Company paid four quarterly cash dividends of $.2625 per share in 2003, for an annual rate of $1.05. This is an increase of 5% from 2002. At the November 2003 meeting, the Board of Directors increased the dividend by 4.8% to an annual rate of $1.10 per share. The Board normally reviews the dividend rate periodically during the year and annually at its November meeting. There are no material restrictions on the payment of dividends.

The February 2004 payment marked the 215th consecutive quarterly dividend paid at the same or at an increased rate. In 2003, 46% of net earnings were paid out in dividends. The Company is philosophically committed to maintaining or increasing the dividend at a sustainable level. The Company has paid dividends each year since 1939.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      MARKET RISK.

In the normal course of business, the Company is routinely subjected to a variety of risks. In addition to the market risk associated with interest rate and currency movements on outstanding debt and non-U.S. dollar-denominated assets and liabilities, other examples of risk include collectibility of receivables, volatility of the financial markets and their effect on pension plans, and global economic and political conditions.

      CYCLICAL INDUSTRY AND ECONOMIC CONDITIONS MAY ADVERSELY AFFECT THE COMPANY'S BUSINESS.

The Company's businesses are vulnerable to general economic slowdowns and cyclical conditions in the industries served. In particular,

o The Company's mill services business may be adversely affected by slowdowns in steel mill production, excess capacity, continued consolidation or bankruptcy of steel producers or a reversal or slowing of current outsourcing trends in the steel industry;

o The Company's access services business may be adversely affected by slowdowns in non-residential construction and annual industrial and building maintenance cycles;

o The Company's gas and fluid control business may be adversely affected by slowdowns in demand for consumer barbecue grills, reduced industrial production or lower demand for natural gas vehicles and products for the natural gas drilling and transmission industry;

o The industrial grating business may be adversely affected by slowdowns in non-residential construction and industrial production;

o The railway track maintenance business may be adversely affected by developments in the railroad industry that lead to lower capital spending or reduced maintenance spending; and

o The industrial abrasives and roofing granules business may be adversely affected by slower home resales or economic conditions that slow the rate of residential roof replacement.

      THE COMPANY'S DEFINED BENEFIT PENSION EXPENSE IS DIRECTLY AFFECTED BY THE EQUITY AND BOND MARKETS AND A DOWNWARD TREND IN THOSE MARKETS COULD ADVERSELY AFFECT THE COMPANY'S FUTURE EARNINGS.

In addition to the economic issues that directly affect the Company's business, changes in the performance of equity and bond markets, particularly in the United Kingdom and the United States, impact actuarial assumptions used in determining annual pension expense, pension liabilities and the valuation of the assets in the Company's defined benefit pension plans. The downturn in financial markets during 2000, 2001 and 2002 has negatively impacted the Company's pension expense and the accounting for pension assets and liabilities. This has resulted in an increase in pre-tax defined benefit pension expense from continuing operations of approximately $17.7 million for calendar year 2003 compared with 2002. Should a downward trend in capital markets continue, future unfunded obligations and pension expense would likely increase. This could result in an additional reduction to shareholders' equity and increase the Company's statutory funding requirements. If the financial markets improve, it would most likely have a positive impact on the Company's pension expense and the accounting for pension assets and liabilities. This could result in an increase to shareholders' equity and a decrease in the Company's statutory funding requirements.

In response to dealing with the adverse market conditions, during 2002 and 2003 the Company conducted a comprehensive global review of its pension plans in order to formulate a plan to make its long-term pension costs more predictable and affordable. The Company has implemented design changes for most of these plans. The principal change involves converting future pension benefits for many of the Company's non-union employees in both the U.K. and U.S. from defined benefit plans to defined contribution plans as of January 1, 2004. This conversion is expected to make the Company's pension expense more predictable and affordable and less sensitive to changes in the financial markets. Overall, pension expense is expected to stabilize in 2004.

      THE COMPANY'S GLOBAL PRESENCE SUBJECTS IT TO A VARIETY OF RISKS ARISING FROM DOING BUSINESS IN FOREIGN COUNTRIES.

The Company operates in over 400 locations in over 40 countries, including the United States. The Company's global footprint exposes it to a variety of risks that may adversely affect results of operations, cash flows or financial position. These include:

      o periodic economic downturns in the countries in which the Company does business;

      o     fluctuations in currency exchange rates;

      o     customs matters and changes in trade policy or tariff regulations;

      o imposition of or increases in currency exchange controls and hard currency shortages;

      o changes in regulatory requirements in the countries in which the Company does business;

      o higher tax rates and potentially adverse tax consequences including restrictions on repatriating earnings, adverse tax withholding requirements and "double taxation ";

      o longer payment cycles and difficulty in collecting accounts receivable;

      o complications in complying with a variety of foreign laws and regulations;

      o political, economic and social instability, civil unrest and armed hostilities in the countries in which the Company does business;

      o     inflation rates in the countries in which the Company does business;

      o laws in various foreign jurisdictions that limit the right and ability of foreign subsidiaries to pay dividends and remit earnings to affiliated companies unless specified conditions are met; and,

      o uncertainties arising from local business practices, cultural considerations and international political and trade tensions.

If the Company is unable to successfully manage the risks associated with its global business, the Company's financial condition and results of operations may suffer.

The Company has operations in several countries in the Middle East, including Bahrain, Egypt, Saudi Arabia, United Arab Emirates and Qatar, which are geographically close to Iraq and other countries with a continued high risk of armed hostilities. During 2003 and 2002, these countries contributed approximately $16.4 million and $14.6 million, respectively, to the Company's operating income. Additionally, the Company has operations in and sales to countries that have encountered outbreaks of communicable diseases (e.g., Severe Acute Respiratory Syndrome (SARS) and Acquired Immune Deficiency Syndrome
(AIDS). Should these outbreaks worsen or spread to other countries, the Company may be negatively impacted through reduced sales to and within these countries and other countries affected by such diseases.

      EXCHANGE RATE FLUCTUATIONS MAY ADVERSELY AFFECT THE COMPANY'S BUSINESS.

Fluctuations in foreign exchange rates between the U.S. dollar and the approximately 35 other currencies in which the Company conducts business may adversely affect the Company's operating income and income from continuing operations in any given fiscal period. Approximately 57% and 54% of the Company's sales and approximately 63% and 58% of the Company's operating income from continuing operations for the years ended December 31, 2003 and 2002, respectively, were derived from operations outside the United States. Given the structure of the Company's revenues and expenses, an increase in the value of the U.S. dollar relative to the foreign currencies in which the Company earns its revenues generally has a negative impact on operating income, whereas a decrease in the value of the U.S. dollar tends to have the opposite effect. The Company's principal foreign currency exposures are to the British pound sterling and the euro.

Compared with the corresponding period in 2002, the average values of major currencies changed as follows in relation to the U.S. dollar during 2003, impacting the Company's sales and income:

      o   British pound sterling      Strengthened by 8%
      o   Euro                        Strengthened by 17%
      o   South African rand          Strengthened by 28%
      o   Brazilian real              Weakened by 5%

The Company's foreign currency exposures increase the risk of income statement, balance sheet and cash flow volatility. If the above currencies change materially in relation to the U.S. dollar, the Company's financial position, results of operations, or cash flows may be materially affected.

To illustrate the effect of foreign currency exchange rate changes in certain key markets of the Company, in 2003, revenues would have been approximately 6% or $126.2 million less and income from continuing operations would have been approximately 9% or $8.2 million less if the average exchange rates for 2002 were utilized. A similar comparison for 2002 would have decreased sales approximately 2% or $30.5 million while income from continuing operations would have been approximately 2% or $2.1 million less if the average exchange rates for 2002 would have remained the same as 2001. If the weakening of the U.S. dollar in relation to the euro and British pound sterling that started in the second quarter of 2002 would continue, the Company would expect to see a positive impact on future sales and net income as a result of foreign currency translation.

Currency changes result in assets and liabilities denominated in local currencies being translated into U.S. dollars at different amounts than at the prior period end. These currency changes resulted in increased net assets of $72.0 million and $39.3 million, at December 31, 2003 and 2002, respectively, when compared with December 31, 2002 and 2001, respectively.

The Company seeks to reduce exposures to foreign currency transaction fluctuations through the use of forward exchange contracts. At December 31, 2003, these contracts amounted to $78.4 million, and all will mature within the first two months of 2004. The Company does not hold or issue financial instruments for trading purposes, and it is the Company's policy to prohibit the use of derivatives for speculative purposes.

Although the Company engages in forward exchange contracts and other hedging strategies to mitigate foreign exchange risk, hedging strategies may not be successful or may fail to offset the risk.

In addition, competitive conditions in the Company's manufacturing businesses may limit the Company's ability to increase product price in the face of adverse currency movements. Products manufactured in the United States for the domestic and export markets may be affected by the value of the U.S. dollar relative to other currencies. Any long-term strengthening of the U.S. dollar could depress demand for these products and reduce sales and may cause translation losses due to the revaluation of accounts payable, accounts receivable and other asset and liability accounts. Conversely, any long-term weakening of the U.S. dollar could improve demand for these products and increase sales and may cause translation gains due to the revaluation of accounts payable, accounts receivable and other asset and liability accounts.

      NEGATIVE ECONOMIC CONDITIONS MAY ADVERSELY AFFECT THE ABILITY OF THE COMPANY'S CUSTOMERS TO MEET THEIR OBLIGATIONS TO THE COMPANY ON A TIMELY BASIS AND AFFECT THE VALUATION OF THE COMPANY'S ASSETS.

If a downturn in the economy persists, it may adversely affect the ability of the Company's customers to meet their obligations to the Company on a timely basis and could result in additional bankruptcy filings by them. If customers are unable to meet their obligations on a timely basis, it could adversely impact the realizability of receivables, the valuation of inventories and the valuation of long-lived assets across the Company's businesses, as well as negatively affect the forecasts used in performing the Company's goodwill impairment testing under SFAS No. 142, "Goodwill and Other Intangible Assets." If management determines that goodwill or assets are impaired or that inventories or receivables cannot be realized at projected rates, the Company will be required to record a write-down in the period of determination, which will reduce net income for that period.

      A NEGATIVE OUTCOME ON PERSONAL INJURY CLAIMS AGAINST THE COMPANY MAY ADVERSELY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The Company has been named as one of many defendants (approximately 90 or more in most cases) in legal actions alleging personal injury from exposure to airborne asbestos. In their suits, the plaintiffs have named as defendants many manufacturers, distributors and repairers of numerous types of equipment or products that may involve asbestos. Most of these complaints contain a standard claim for damages of $20 million or more against the named defendants. The Company has not paid any amounts in settlement of these cases, with the exception of two settlements totaling less than $10,000 paid by the insurance carrier prior to 1998. However, if the Company was found to be liable in any of these actions and the liability was to exceed the Company's insurance coverage, results of operations, cash flows and financial condition could be adversely affected. For more information concerning these litigations, see Note 10, Commitments and Contingencies, to the Consolidated Financial Statements under
Part II, Item 8, "Financial Statements and Supplementary Data."

      THE COMPANY MAY LOSE CUSTOMERS OR BE REQUIRED TO REDUCE PRICES AS A RESULT OF COMPETITION.

The industries in which the Company operates are highly competitive. The Company's manufacturing businesses compete with companies that manufacture similar products both internationally and domestically. Certain international competitors export their products into the United States and sell them at lower prices due to lower labor costs and government subsidies for exports. Such prices may limit the prices the Company can charge for its products and services. Additionally, unfavorable foreign exchange rates can adversely impact the Company's ability to match the prices charged by foreign competitors. If the Company is unable to match the prices charged by foreign competitors, it may lose customers. The Company's strategy to overcome this competition includes Six Sigma continuous process improvement and cost reduction programs, international customer focus and the diversification, streamlining and consolidation of operations.

      INCREASES IN ENERGY PRICES COULD INCREASE THE COMPANY'S OPERATING COSTS AND REDUCE ITS PROFITABILITY.

Worldwide political and economic conditions, among other factors, may result in an increase in the volatility of energy costs, both on a macro basis and for the Company specifically. Historically, direct energy costs have approximated between 2.5% to 3.5% of the Company's revenue. To the extent that such costs cannot be passed to customers, operating income and results of operations may be adversely affected.

      INCREASES OR DECREASES IN PURCHASE PRICES OF STEEL OR OTHER MATERIALS MAY AFFECT THE COMPANY'S PROFITABILITY.

The profitability of the Company's manufactured products are affected by changing purchase prices of steel and other materials. If higher steel or other material costs associated with the Company's manufactured products cannot be passed on to the Company's customers, then operating income will be adversely affected.

      THE COMPANY IS SUBJECT TO VARIOUS ENVIRONMENTAL LAWS AND THE SUCCESS OF EXISTING OR FUTURE ENVIRONMENTAL CLAIMS AGAINST IT COULD ADVERSELY AFFECT THE COMPANY'S RESULTS OF OPERATIONS AND CASH FLOWS.

The Company's operations are subject to various federal, state, local and foreign laws, regulations and ordinances relating to the protection of health, safety and the environment, including those governing discharges to air and water, handling and disposal practices for solid and hazardous wastes, the cleaning up of contaminated sites and the maintenance of a safe work place. These laws impose penalties, fines and other sanctions for non-compliance and liability for response costs, property damages and personal injury resulting from past and current spills, disposals or other releases of, or exposure to, hazardous materials. The Company could incur substantial costs as a result of non-compliance with or liability for cleanup or other costs or damages under these laws. The Company may be subject to more stringent environmental laws in the future, and compliance with more stringent environmental requirements may require the Company to make material expenditures or subject it to liabilities that the Company currently does not anticipate.

The Company is currently involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites under the federal "Superfund" law. At several sites, the Company is currently conducting environmental remediation, and it is probable that the Company will agree to make payments toward funding certain other of these remediation activities. It also is possible that some of these matters will be decided unfavorably to the Company and that other sites requiring remediation will be identified. Each of these matters is subject to various uncertainties and financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Company has evaluated its potential liability and the consolidated balance sheet at December 31, 2003 and 2002 includes an accrual of $3.3 million and $3.2 million, respectively, for environmental matters. The amounts charged against pre-tax earnings related to environmental matters totaled $1.4 million and $1.2 million for the years ended December 31, 2003 and 2002, respectively. The liability for future remediation costs is evaluated on a quarterly basis. Actual costs to be incurred at identified sites in future periods may be greater than the estimates, given inherent uncertainties in evaluating environmental exposures.

      RESTRICTIONS IMPOSED BY THE COMPANY'S CREDIT FACILITIES AND OUTSTANDING NOTES MAY LIMIT THE COMPANY'S ABILITY TO OBTAIN ADDITIONAL FINANCING OR TO PURSUE BUSINESS OPPORTUNITIES.

The Company's credit facilities and certain notes payable agreements contain covenants requiring a minimum net worth of $475 million and a maximum debt to capital ratio of 60%. These covenants limit the amount of debt the Company may incur, which could limit its ability to obtain additional financing or to pursue business opportunities. In addition, the Company's ability to comply with these ratios may be affected by events beyond its control. A breach of any of these covenants or the inability to comply with the required financial ratios could result in a default under these credit facilities. In the event of any default under these credit facilities, the lenders under those facilities could elect to declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be due and payable, which would cause an event of default under the notes. This could in turn trigger an event of default under the cross-default provisions of the Company's other outstanding indebtedness. At December 31, 2003, the Company was in compliance with these covenants and $362.9 million in indebtedness containing these covenants was outstanding.

      HIGHER THAN EXPECTED CLAIMS UNDER INSURANCE POLICIES, UNDER WHICH THE COMPANY RETAINS A PORTION OF RISK, COULD ADVERSELY AFFECT RESULTS OF OPERATIONS AND CASH FLOWS.

The Company retains a significant portion of the risk for property, workers' compensation, automobile, general and product liability losses. Reserves have been recorded which reflect the undiscounted estimated liabilities for ultimate losses including claims incurred but not reported. Inherent in these estimates are assumptions that are based on the Company's history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends. At December 31, 2003 and 2002, the Company had recorded liabilities of $69.3 million and $65.0 million, respectively, related to both asserted and unasserted insurance claims. If actual claims are higher than those projected by management, an increase to the Company's insurance reserves may be required and would be recorded as a charge to income in the period the need for the change was determined. Conversely, if actual claims are lower than those projected by management, a decrease to the Company's insurance reserves may be required and would be recorded as a reduction to expense in the period the need for the change was determined.

      THE SEASONALITY OF THE COMPANY'S BUSINESS MAY CAUSE ITS QUARTERLY RESULTS TO FLUCTUATE.

The Company has historically generated the majority of its cash flows in the third and fourth quarters (periods ending September 30 and December 31). This is a direct result of traditionally higher sales and income during the second and third quarters (periods ending June 30 and September 30) of the year, as the Company's business tends to follow seasonal patterns. If the Company is unable to successfully manage the cash flow and other effects of seasonality on the business, its results of operations may suffer.

      THE COMPANY'S CASH FLOWS AND EARNINGS ARE SUBJECT TO CHANGES IN INTEREST RATES.

The Company's total debt as of December 31, 2003 was $613.5 million. Of this amount, approximately 13% had variable rates of interest and 87% had fixed rates of interest. The weighted average interest rate of total debt was approximately 6.1%. At current debt levels, a one-percentage increase/decrease in variable interest rates would increase/decrease interest expense by approximately $0.8 million per year.

The future financial impact on the Company associated with the above risks cannot be estimated.

                                     PART II

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              Index to Consolidated Financial Statements and Supplementary Data

                                                                          Page
                                                                          ----
              Consolidated Financial Statements of Harsco Corporation:

                       Management's Report on Financial Statements         35

                       Report of Independent Auditors                      35

                       Consolidated Balance Sheets
                             December 31, 2003 and 2002                    36

                       Consolidated Statements of Income
                             for the years 2003, 2002 and 2001             37

                       Consolidated Statements of Cash Flows
                             for the years 2003, 2002 and 2001             38

                       Consolidated Statements of Shareholders' Equity
                             for the years 2003, 2002 and 2001             39

                       Consolidated Statements of Comprehensive Income
                             for the years 2003, 2002 and 2001             40

                       Notes to Consolidated Financial Statements          41

              Supplementary Data (Unaudited):

                       Two-Year Summary of Quarterly Results               73

                       Common Stock Price and Dividend Information         73

MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

To the Shareholders of Harsco Corporation:

Primary responsibility for the integrity and objectivity of the Company's financial statements rests with management. These statements are prepared in conformity with generally accepted accounting principles and, accordingly, include amounts that are based on management's best estimates and judgments. Non-financial information included in this Form 10-K has also been prepared by management and is consistent with the financial statements.

The Company's internal control framework maintains systems, supported by a code of conduct, designed to provide reasonable assurance, at reasonable cost, that its assets and resources are safeguarded against loss from unauthorized use or disposition and that transactions are executed and recorded in accordance with established procedures. These systems are implemented through clear and accessible written policies and procedures, employee training and appropriate delegation of authority and segregation of responsibilities. These systems of internal control are reviewed, modified and improved as changes occur in business conditions and operations and as a result of suggestions from managers, internal auditors and independent accountants. These systems are the responsibility of the management of the Company.

The independent accountants are engaged to perform an audit of the consolidated financial statements in accordance with generally accepted auditing standards. Their report appears below.

The Audit Committee of the Board of Directors is comprised entirely of individuals who are independent of the Company. This Committee meets periodically and privately with the independent accountants, with the internal auditors and with the management of the Company to review matters relating to the quality of the financial reporting, the internal control framework and the scope and results of audits.


/s/ Derek C. Hathaway                   /s/ Salvatore D. Fazzolari
-----------------------------           -----------------------------
Derek C. Hathaway                       Salvatore D. Fazzolari
Chairman, President and Chief           Senior Vice President, Chief
Executive Officer                       Financial Officer and Treasurer

REPORT OF INDEPENDENT AUDITORS

PRICEWATERHOUSECOOPERS [LOGO]
-----------------------------

To the Shareholders of Harsco Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity, comprehensive income and cash flows present fairly, in all material respects, the financial position of Harsco Corporation and Subsidiary Companies at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in note 5 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles" effective January 1, 2002.

/s/ PricewaterhouseCoopers LLP
--------------------------------
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 4, 2004

HARSCO CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                                                      DECEMBER 31      DECEMBER 31
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)                                                       2003            2002 (a)
==================================================================================================================================
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                                       $     80,210     $     70,132
     Accounts receivable, net                                                                             446,875          388,872
     Inventories                                                                                          190,221          181,712
     Other current assets                                                                                  47,045           61,686
----------------------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                                                             764,351          702,402
----------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, net                                                                        866,918          804,495
Goodwill, net                                                                                             407,846          377,220
Other assets                                                                                               97,483          102,493
Assets held for sale                                                                                        1,437           12,687
----------------------------------------------------------------------------------------------------------------------------------
         TOTAL ASSETS                                                                                $  2,138,035     $  1,999,297
==================================================================================================================================

LIABILITIES
CURRENT LIABILITIES:
     Short-term borrowings                                                                           $     14,854     $     22,362
     Current maturities of long-term debt                                                                  14,252           11,695
     Accounts payable                                                                                     188,430          166,871
     Accrued compensation                                                                                  46,034           39,456
     Income taxes                                                                                          45,116           43,411
     Dividends payable                                                                                     11,238           10,642
     Other current liabilities                                                                            175,151          179,413
----------------------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                                                        495,075          473,850
----------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                                            584,425          605,613
Deferred income taxes                                                                                      66,855           62,096
Insurance liabilities                                                                                      47,897           44,090
Retirement plan liabilities                                                                               115,190          118,875
Other liabilities                                                                                          50,707           48,194
Liabilities associated with assets held for sale                                                              898            2,039
----------------------------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                                                              1,361,047        1,354,757
----------------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred stock, Series A junior participating cumulative preferred stock                                      --               --
Common stock, par value $1.25, issued 67,357,447 and 67,034,010 shares as of
  December 31, 2003 and 2002, respectively                                                                 84,197           83,793
Additional paid-in capital                                                                                120,070          110,639
Accumulated other comprehensive expense                                                                  (169,427)        (242,978)
Retained earnings                                                                                       1,345,787        1,296,855
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                        1,380,627        1,248,309
Treasury stock, at cost (26,490,977 and 26,494,610 shares, respectively)                                 (603,639)        (603,769)
----------------------------------------------------------------------------------------------------------------------------------
         TOTAL SHAREHOLDERS' EQUITY                                                                       776,988          644,540
----------------------------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                  $  2,138,035     $  1,999,297
==================================================================================================================================

(a) As permitted by the Financial Accounting Standards Board (FASB) Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," 2002 information has been reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
YEARS ENDED DECEMBER 31                                                                 2003             2002            2001 (a)
==================================================================================================================================
REVENUES FROM CONTINUING OPERATIONS:
     Service sales                                                                  $  1,493,942     $  1,341,867     $  1,324,233
     Product sales                                                                       624,574          634,865          700,930
----------------------------------------------------------------------------------------------------------------------------------
         TOTAL REVENUES                                                                2,118,516        1,976,732        2,025,163
----------------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES FROM CONTINUING OPERATIONS:
     Cost of services sold                                                             1,104,873          981,754          954,417
     Cost of products sold                                                               499,500          500,010          561,983
     Selling, general and administrative expenses                                        329,983          312,704          314,268
     Research and development expenses                                                     3,313            2,820            3,973
     Other expenses                                                                        6,955            3,473           22,786
----------------------------------------------------------------------------------------------------------------------------------
         TOTAL COSTS AND EXPENSES                                                      1,944,624        1,800,761        1,857,427
==================================================================================================================================

         OPERATING INCOME FROM CONTINUING OPERATIONS                                     173,892          175,971          167,736

Equity in income (loss) of affiliates, net                                                   321              363           (1,852)
Interest income                                                                            2,202            3,688            5,589
Interest expense                                                                         (40,513)         (43,323)         (53,190)
----------------------------------------------------------------------------------------------------------------------------------

         INCOME FROM CONTINUING OPERATIONS BEFORE
         INCOME TAXES AND MINORITY INTEREST                                              135,902          136,699          118,283

Income tax expense                                                                       (41,708)         (42,240)         (38,553)
----------------------------------------------------------------------------------------------------------------------------------

         INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST                       94,194           94,459           79,730

Minority interest in net income                                                           (7,195)          (6,049)          (5,088)
----------------------------------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                                                         86,999           88,410           74,642
----------------------------------------------------------------------------------------------------------------------------------

DISCONTINUED OPERATIONS:
     Loss from operations of discontinued business                                          (668)          (2,952)          (4,488)
     Gain on disposal of discontinued business                                               765            5,606               --
     Income related to discontinued defense business                                       8,030               --               --
     Income tax benefit (expense)                                                         (2,909)            (958)           1,571
----------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS                                                 5,218            1,696           (2,917)
----------------------------------------------------------------------------------------------------------------------------------
         NET INCOME                                                                 $     92,217     $     90,106     $     71,725
==================================================================================================================================

Average shares of common stock outstanding                                                40,690           40,360           39,876

Basic earnings (loss) per common share:
     Continuing operations                                                          $       2.14     $       2.19     $       1.87
     Discontinued operations                                                                 .13              .04             (.07)
----------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER COMMON SHARE                                                     $       2.27     $       2.23     $       1.80
==================================================================================================================================

Diluted average shares of common stock outstanding                                        40,973           40,680           40,066

Diluted earnings (loss) per common share:
     Continuing operations                                                          $       2.12     $       2.17     $       1.86
     Discontinued operations                                                                 .13              .04             (.07)
----------------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE                                                   $       2.25     $       2.21     $       1.79
==================================================================================================================================

(a) In order to comply with the Financial Accounting Standards Board (FASB) Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," 2001 information has been reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

YEARS ENDED DECEMBER 31                                                                 2003             2002            2001 (a)
==================================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                       $     92,217     $     90,106     $     71,725
   Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
        Depreciation                                                                     167,161          153,979          159,157
        Amortization                                                                       1,774            1,682           17,374
        Equity in (income) loss of affiliates, net                                          (321)            (363)           1,852
        Dividends or distributions from affiliates                                         1,383              144              895
        Other (income) and expenses                                                       (1,216)            (273)          18,940
        Other, net                                                                        (1,462)           8,776           (1,049)
        Changes in assets and liabilities, net of acquisitions
           and dispositions of businesses:
              Accounts receivable                                                        (21,211)          30,038           12,352
              Inventories                                                                 (2,078)         (13,280)          11,893
              Accounts payable                                                             5,834          (13,055)         (11,744)
              Net disbursements related to discontinued defense business                  (1,328)          (1,435)          (1,328)
              Other assets and liabilities                                                22,035           (2,566)         (39,466)
----------------------------------------------------------------------------------------------------------------------------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                        262,788          253,753          240,601
==================================================================================================================================

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                           (143,824)        (114,340)        (156,073)
   Purchase of businesses, net of cash acquired*                                         (23,718)          (3,332)          (4,914)
   Proceeds from sales of assets                                                          22,794           63,731           35,668
   Other investing activities                                                                (43)              12              106
----------------------------------------------------------------------------------------------------------------------------------
        NET CASH USED BY INVESTING ACTIVITIES                                           (144,791)         (53,929)        (125,213)
==================================================================================================================================

CASH FLOWS FROM FINANCING ACTIVITIES:
   Short-term borrowings, net                                                            (20,013)         (16,272)         (15,181)
   Current maturities and long-term debt:
              Additions                                                                  323,366          136,970          195,678
              Reductions                                                                (389,599)        (294,799)        (241,862)
   Cash dividends paid on common stock                                                   (42,688)         (40,286)         (38,261)
   Common stock issued-options                                                             8,758           14,011            4,773
   Common stock acquired for treasury                                                         --               --             (167)
   Other financing activities                                                             (5,325)          (5,104)          (4,170)
----------------------------------------------------------------------------------------------------------------------------------
        NET CASH USED BY FINANCING ACTIVITIES                                           (125,501)        (205,480)         (99,190)
==================================================================================================================================

Effect of exchange rate changes on cash                                                   17,582            8,380           (5,211)
Net decrease in cash of discontinued operations                                               --                1               --
----------------------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                 10,078            2,725           10,987

Cash and cash equivalents at beginning of period                                          70,132           67,407           56,420
----------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $     80,210     $     70,132     $     67,407
==================================================================================================================================

*PURCHASE OF BUSINESSES, NET OF CASH ACQUIRED
   Working capital, other than cash                                                 $       (225)    $        250     $        (55)
   Property, plant and equipment                                                         (16,694)          (2,705)          (5,151)
   Other noncurrent assets and liabilities, net                                           (6,799)            (877)             292
----------------------------------------------------------------------------------------------------------------------------------
        NET CASH USED TO ACQUIRE BUSINESSES                                         $    (23,718)    $     (3,332)    $     (4,914)
==================================================================================================================================

(a) As permitted by the Financial Accounting Standards Board (FASB) Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," 2001 information has been reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                  ACCUMULATED OTHER
                                COMMON STOCK                               COMPREHENSIVE INCOME (EXPENSE)
                            -------------------              ----------------------------------------------------------
                                                                                                  UNREALIZED
                                                 ADDITIONAL                CASH FLOW                GAIN ON
(IN THOUSANDS, EXCEPT SHARE                       PAID-IN                   HEDGING     PENSION   MARKETABLE              RETAINED
AND PER SHARE AMOUNTS)       ISSUED    TREASURY   CAPITAL    TRANSLATION  INSTRUMENTS  LIABILITY  SECURITIES    TOTAL     EARNINGS
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES, JANUARY 1, 2001   $ 82,887  $(603,990) $   90,000  $  (106,991)          --  $  (2,386)         --  $(109,377) $1,214,659
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                                   71,725

Cash dividends declared,
  $.97 per share                                                                                                            (38,704)

Translation adjustments                                          (22,347)                                       (22,347)

Cash flow hedging
  instrument adjustments,
  net of $47 deferred
  income taxes                                                                    (84)                              (84)

Pension liability
  adjustments, net of
  $2,039 deferred income
  taxes                                                                                   (3,792)                (3,792)

Marketable securities
  adjustments, net of
  $(182) deferred income
  taxes                                                                                                  337        337

Acquired during the year,
  10,451 shares                            (167)

Stock options exercised,
  187,693 shares                 219        149       4,590

Other, 2,435 shares                          61           7
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 2001 $ 83,106  $(603,947) $   94,597  $  (129,338) $       (84) $  (6,178) $      337  $(135,263) $1,247,680
-----------------------------------------------------------------------------------------------------------------------------------

Net income                                                                                                                   90,106

Cash dividends declared,
  $1.0125 per share                                                                                                         (40,931)

Translation adjustments                                           39,311                                         39,311

Cash flow hedging instrument
  adjustments, net of $(11)
  deferred income taxes                                                            22                                22

Pension liability
  adjustments, net of
  $63,613 deferred income
  taxes                                                                                 (146,709)              (146,709)

Marketable securities
  adjustments, net of $183
  deferred income taxes                                                                                 (339)      (339)

Stock options exercised,
  552,101 shares                 687         83      16,048

Other, 2,450 shares                          95          (6)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 2002 $ 83,793  $(603,769) $  110,639  $   (90,027) $       (62) $(152,887) $       (2) $(242,978) $1,296,855
-----------------------------------------------------------------------------------------------------------------------------------

Net income                                                                                                                   92,217

Cash dividends declared,
  $1.0625 per share                                                                                                         (43,285)

Translation adjustments                                           72,032                                         72,032

Cash flow hedging instrument
  adjustments, net of $4
  deferred income taxes                                                            (8)                               (8)

Pension liability
  adjustments, net of $(482)
  deferred income taxes                                                                    1,523                  1,523

Marketable securities
  adjustments, net of $(2)
  deferred income taxes                                                                                    4          4

Stock options exercised,
  325,480 shares                 404         69       9,436

Other, 1,590 shares                          61          (5)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 2003 $ 84,197  $(603,639) $  120,070  $   (17,995) $       (70) $(151,364) $        2  $(169,427) $1,345,787
===================================================================================================================================

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


(IN THOUSANDS)
YEARS ENDED DECEMBER 31                                                                  2003            2002            2001
---------------------------------------------------------------------------------------------------------------------------------

Net Income                                                                           $     92,217    $     90,106    $     71,725
---------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (expense):
    Foreign currency translation adjustments                                               72,032          39,311         (22,347)
    Net gains (losses) on cash flow hedging instruments, net of deferred income
       taxes of $4, $(11) and $47 in 2003, 2002 and 2001, respectively                         (8)             22             (84)
    Pension liability adjustments, net of deferred income taxes of $(482),
       $63,613 and $2,039 in 2003, 2002 and 2001, respectively                              1,523        (146,709)         (3,792)
    Unrealized gain (loss) on marketable securities, net of deferred income
       taxes of $(1), $1 and $(182) in 2003, 2002 and 2001, respectively                        2              (2)            337
    Reclassification adjustment for gain included in net income, net of deferred
       income taxes of $(1) and $182 in 2003 and 2002, respectively                             2            (337)             --
---------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (expense)                                                       73,551        (107,715)        (25,886)
---------------------------------------------------------------------------------------------------------------------------------

Total comprehensive income (expense)                                                 $    165,768    $    (17,609)   $     45,839
=================================================================================================================================

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION
The consolidated financial statements include the accounts of Harsco Corporation and its majority-owned subsidiaries (the "Company"). Additionally, the Company consolidates three entities in which the Company owns a 20-50% interest and exercises management control. These three entities had combined revenues of approximately $35.5 million or 1.7% of the Company's total revenues in 2003. Investments in unconsolidated entities (all of which are 20-50% owned) are accounted for under the equity method. The Company does not have any consolidated variable interest entities or off-balance sheet arrangements with unconsolidated special-purpose entities.

RECLASSIFICATIONS
Certain reclassifications have been made to prior year amounts to conform with current year classifications. These reclassifications relate principally to assets currently classified as held for sale in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," (SFAS 144) as discussed in Note 2, "Acquisitions and Dispositions."

As a result of these reclassifications, several amounts presented for comparative purposes from 2001 and 2002 may not individually agree to previously filed Forms 10-K.

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

GOODWILL AND INTANGIBLE ASSETS
Intangible assets consist principally of goodwill. Goodwill is not amortized but tested for impairment, at the reporting unit level, on an annual basis as of October 1 and between annual tests whenever events or circumstances indicate that the carrying value of a reporting unit's goodwill may exceed its fair value. A discounted cash flow model is used to estimate the fair value of a reporting unit. This model requires the use of long-term planning forecasts and assumptions regarding industry specific economic conditions that are outside the control of the Company. See Note 5, "Goodwill and Other Intangible Assets," for additional information on intangible assets and goodwill impairment testing. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives.

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

REVENUE RECOGNITION
Product sales and service sales are recognized when they are realized or realizable and when earned. Revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Company's price to the buyer is fixed or determinable and collectibility is reasonably assured.

     Mill Services Segment - This Segment provides services predominantly on a long-term, volume-of-production contract basis. Contracts may include both fixed monthly fees as well as variable fees based upon specific services provided to the customer. The fixed-fee portion is recognized periodically as earned (normally monthly) over the contractual period. The variable-fee portion is recognized as services are performed and differs from period-to-period based upon the actual provision of services.

     Access Services Segment - This Segment rents equipment under month-to-month rental contracts and provides services under both fixed-fee and time-and-materials short-term contracts. Equipment rentals are recognized as earned over the contractual rental period. Services provided on a fixed-fee basis are recognized over the contractual period based upon the completion of specific units of accounting (i.e., erection and dismantling of scaffolding). Services provided on a time-and-materials basis are recognized when earned as services are performed.

     Gas and Fluid Control Segment - This Segment sells products under customer-specific sales contracts. Product sales revenue is recognized when title and risk of loss transfer, and when all of the revenue recognition criteria detailed in Staff Accounting Bulletin 104 (SAB 104) have been met. Title and risk of loss for domestic shipments transfers to the customer at the point of shipment. For export sales, title and risk of loss transfer in accordance with the international commercial terms included in the specific customer contract.

     Other Infrastructure Products and Services ("all other") Category - This category includes the Harsco Track Technologies, Reed Minerals, IKG Industries and Patterson-Kelley operating segments. These operating segments principally sell products. The Harsco Track Technologies Division sells products and provides services. Product sales revenue for each of these operating segments is recognized generally when title and risk of loss transfer, and when all of the revenue recognition criteria detailed in SAB 104 have been met. Title and risk of loss for domestic shipments transfers to the customer at the point of shipment. For export sales, title and risk of loss transfer in accordance with the international commercial terms included in the specific customer contract. Revenue may be recognized subsequent to the transfer of title and risk of loss for certain product sales of the Harsco Track Technologies Division if the specific sales contract includes a customer acceptance clause which provides for different timing. In those situations revenue is recognized after transfer of title and risk of loss and after customer acceptance. The Harsco Track Technologies Division provides services predominantly on a long-term, time-and-materials contract basis. Revenue is recognized when earned as services are performed.

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

ACCRUED INSURANCE AND LOSS RESERVES
The Company retains a significant portion of the risk for workers' compensation, automobile, general and product liability losses. During 2003, 2002 and 2001, the Company recorded insurance expense related to these lines of coverage of approximately $34 million, $31 million and $29 million, respectively. Reserves have been recorded which reflect the undiscounted estimated liabilities including claims incurred but not reported. Changes in the estimates of the reserves are included in net income in the period determined. During 2003, 2002 and 2001, the Company recorded retrospective insurance reserve adjustments that decreased pre-tax insurance expense for self-insured programs by $5.7 million, $5.9 million and $4.4 million, respectively. At December 31, 2003 and 2002 the Company has recorded liabilities of $69.3 million and $65.0 million, respectively, related to both asserted as well as unasserted insurance claims. Amounts estimated to be paid within one year have been classified as Other current liabilities, with the remainder included in Insurance liabilities.

WARRANTIES
The Company has recorded product warranty reserves of $2.8 million, $2.2 million and $2.8 million as of December 31, 2003, 2002 and 2001, respectively. The Company provides for warranties of certain products as they are sold in accordance with SFAS No. 5, "Accounting for Contingencies." The following table summarizes the warranty activity for the years ended December 31, 2003, 2002 and 2001.

     WARRANTY ACTIVITY
     --------------------------------------------------------------------------
     (IN THOUSANDS)                                     2003     2002     2001
     --------------------------------------------------------------------------

     Balance at the beginning of the period           $ 2,248  $ 2,753  $ 3,593

     Accruals for warranties issued during the period   2,125    1,673    1,807

     Reductions related to pre-existing warranties       (233)    (418)     (88)

     Warranties paid                                   (1,344)  (1,831)  (2,409)

     Other (principally foreign currency translation
        and acquired businesses)                           (8)      71     (150)
     --------------------------------------------------------------------------
     Balance at end of the period                     $ 2,788  $ 2,248  $ 2,753
     ==========================================================================

FOREIGN CURRENCY TRANSLATION
The financial statements of the Company's subsidiaries outside the United States, except for those subsidiaries located in highly inflationary economies and those entities for which the U.S. dollar is the currency of the primary economic environment in which the entity operates, are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rates as of the balance sheet date. Resulting translation adjustments are recorded in the cumulative translation adjustment account, a separate component of Other comprehensive income (expense). Income and expense items are translated at average monthly exchange rates. Gains and losses from foreign currency transactions are included in net income. For subsidiaries operating in highly inflationary economies, and those entities for which the U.S. dollar is the currency of the primary economic environment in which the entity operates, gains and losses on foreign currency transactions and balance sheet translation adjustments are included in net income.

FINANCIAL INSTRUMENTS AND HEDGING
The Company has subsidiaries operating in North America, South America, Europe, Africa and Asia-Pacific. These operations are exposed to fluctuations in related foreign currencies in the normal course of business. The Company seeks to reduce exposure to foreign currency fluctuations through the use of forward exchange contracts. The Company does not hold or issue financial instruments for trading purposes, and it is the Company's policy to prohibit the use of derivatives for speculative purposes. The Company has a Foreign Currency Risk Management Committee that meets periodically to monitor foreign currency risks.

The Company executes foreign currency forward exchange contracts to hedge transactions of its non-U.S. subsidiaries for firm purchase commitments, to hedge variable cash flows of forecasted transactions and for export sales denominated in foreign currencies. These contracts are generally for 90 to 180 days or less. For those contracts that are designated as qualified cash flow hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), gains or losses are recorded in other comprehensive income (expense).

Amounts recorded in other comprehensive income (expense) are reclassified into income in the same period or periods during which the hedged forecasted transaction affects income. The cash flows from these contracts are classified consistent with the cash flows from the transaction being hedged (e.g., the cash flows related to contracts to hedge the purchase of fixed assets are included in cash flows from investing activities, etc.). The Company also enters into certain forward exchange contracts not designated as hedges under SFAS 133. Gains and losses on these contracts are recognized in income based on fair market value. For fair value hedges of a firm commitment, the gain or loss on the derivative and the offsetting gain or loss on the hedged firm commitment are recognized currently in income.

OPTIONS FOR COMMON STOCK
The Company uses the intrinsic value method to account for options granted to employees for the purchase of common stock. No compensation expense is recognized on the grant date, since at that date, the option price equals the market price of the underlying common stock.

The Company's net income and net income per common share would have been reduced to the pro forma amounts indicated below if compensation cost for the Company's stock option plan had been determined based on the fair value at the grant date for awards in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123).

     PRO FORMA IMPACT OF SFAS 123 ON EARNINGS
     -------------------------------------------------------------------------
     (IN THOUSANDS, EXCEPT PER SHARE)             2003       2002       2001
     -------------------------------------------------------------------------
     Net income:
          As reported                           $ 92,217   $ 90,106   $ 71,725
          Compensation expense (a)                (1,673)    (2,300)    (3,692)
                                                ------------------------------
          Pro forma                             $ 90,544   $ 87,806   $ 68,033
                                                ==============================
     Basic earnings per share:
          As reported                           $   2.27   $   2.23   $   1.80
          Pro forma                                 2.23       2.18       1.71
     Diluted earnings per share:
          As reported                               2.25       2.21       1.79
          Pro forma                                 2.21       2.16       1.70
     -------------------------------------------------------------------------

(a) Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects.


During 2003, stock options were only granted to non-employee directors. See Note 12, "Stock-Based Compensation," for additional information on options for common stock.

EARNINGS PER SHARE
Basic earnings per share are calculated using the average shares of common stock outstanding, while diluted earnings per share reflect the potential dilution that could occur if stock options were exercised. See Note 11, "Capital Stock," for additional information on earnings per share.

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

NEW FINANCIAL ACCOUNTING STANDARDS ISSUED

SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging
-------------------------------------------------------------------------------
Activities" (SFAS 149)
----------------------

In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS 149 which amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted SFAS 149 on July 1, 2003. The adoption of SFAS 149 did not have a material effect on the Company's financial position, results of operations or cash flows.

SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics
--------------------------------------------------------------------------------
of both Liabilities and Equity" (SFAS 150)
------------------------------------------

In May 2003, the FASB issued SFAS 150 which requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company's existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The Company adopted SFAS 150 on June 1, 2003. The adoption of SFAS 150 did not have a material effect on the Company's financial position, results of operations or cash flows.

SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other
-----------------------------------------------------------------------------
Postretirement Benefits--an amendment of FASB Statements No. 87, 88, and 106"
-----------------------------------------------------------------------------
(SFAS 132R)
-----------

In December 2003, the FASB issued SFAS 132R which replaced SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," (SFAS
132). SFAS 132R retains the disclosure requirements of SFAS 132 and requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The disclosure requirements of SFAS 132R are generally effective for fiscal years ending after December 15, 2003 (as of December 31,

2003 for the Company). Disclosure of the estimated future benefit payments and certain information about foreign plans shall be effective for fiscal years ending after June 15, 2004 (as of December 31, 2004 for the Company). The interim-period disclosures required by this Statement shall be effective for interim periods beginning after December 15, 2003 (commencing January 1, 2004 for the Company).

The Company has incorporated the required disclosures of SFAS 132 in Note 8, "Employee Benefit Plans." Disclosures related to the estimated future benefit payments and foreign plans shall be incorporated into the footnotes to the Company's 2004 financial statements. The adoption of SFAS 132R did not have a material impact on the Company's financial position, results of operations, or cash flows.

FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable
------------------------------------------------------------------------------
Interest Entities, an interpretation of ARB No. 51" (FIN 46R)
-------------------------------------------------------------

In December 2003, the FASB issued FIN 46R which replaced FASB Interpretation 46, "Consolidation of Variable Interest Entities," and clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The disclosure requirements of FIN 46R are effective for financial statements issued after December 31, 2003. The initial recognition provisions of FIN 46R are to be implemented no later than the end of the first reporting period that ends after March 15, 2004 (as of March 31, 2004 for the Company).

The Company has adopted FIN 46R as of December 31, 2003. The Company has determined that it does have an interest in a variable interest entity (VIE). This VIE is a small joint venture of the Company's Mill Services Segment. The entity markets and sells steel slag with revenues of approximately $1.5 million and $0.5 million in 2003 and 2002, respectively. The entity is a VIE because the equity investment at risk is less than ten percent of the entity's total assets. However, the Company is not the primary beneficiary and therefore consolidation of this entity is not required.

The adoption of FIN 46R did not have a material impact on the Company's financial position, results of operations, or cash flows.

Emerging Issues Task Force Issue No. 00-21, "Accounting for Revenue Arrangements
--------------------------------------------------------------------------------
with Multiple Deliverables" (EITF 00-21)
----------------------------------------

In November 2002, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on EITF 00-21 which provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes. It further states, that if this division is required, the arrangement consideration should be allocated among the separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods that begin after June 15, 2003. The Company adopted EITF 00-21 effective July 1, 2003. The adoption of EITF 00-21 did not have a material effect on the Company's financial position, results of operations or cash flows.

Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104)
------------------------------------------------------------------

In December 2003, the Securities and Exchange Commission issued SAB 104, which supersedes SAB No. 101, "Revenue Recognition in Financial Statements," and updates portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting guidance. The principal revisions relate to the deletion of interpretive material no longer necessary because of private sector developments in U.S. generally accepted accounting principles, and the incorporation of certain sections of the Staff's "Revenue Recognition in Financial Statements -- Frequently Asked Questions and Answers" document into Topic 13. The Company had previously adopted the necessary changes incorporated into SAB 104 without any material effect on the Company's financial position, results of operations or cash flows.


2.   ACQUISITIONS AND DISPOSITIONS

ACQUISITIONS
In June 2003, the Company completed the acquisition of the domestic mill services unit of C.J. Langenfelder & Son, Inc., an industrial services company. This acquisition gives the Company an expanded presence with two major North American steel producers. In June 2003, the Company also acquired a small product line for the Company's international access services business. The proforma impact of these acquisitions is not material.

During 2002, the Company did not acquire any businesses that individually or when aggregated together had a material impact on the Company's net assets, sales or net income.

DISPOSITIONS - ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS
In management's ongoing strategic efforts to increase the Company's focus on core industrial services, certain manufacturing operations have been divested. Effective March 21, 2002, the Board of Directors authorized the sale of the Capitol Manufacturing business, a business unit of the Gas and Fluid Control Segment. A significant portion of the Capitol Manufacturing business was sold on June 28, 2002. The Company continues to recognize income from inventory consigned to the buyer in accordance with the sale agreement and when all revenue recognition criteria have been met. This business has been included in Discontinued operations and the assets and liabilities have been separately identified on the Balance Sheet as held for sale for all periods presented. There were no sales from discontinued operations for the year ended December 31, 2003. The sales from discontinued operations for the years ended December 31, 2002 and 2001 were $35.5 million and $83.3 million, respectively. These sales were excluded from revenues from continuing operations reported on the income statement. The income (loss) from discontinued operations does not include any charges to reduce the book value of the business held for sale to its fair market value less cost to sell, since the fair value of the business exceeded the book value.

Throughout 2002 and 2003, management approved the sale of certain long-lived assets (primarily land and buildings) of the Access Services and Mill Services Segments. Accordingly, these assets have been separately identified on the balance sheet as Assets held for sale for all periods presented. Several of these assets were sold during 2003 resulting in the decrease noted below.

The major classes of assets and liabilities "held for sale" included in the Consolidated Balance Sheet are as follows:

(IN THOUSANDS)
AS OF DECEMBER 31                                   2003             2002
-----------------------------------------------------------------------------
ASSETS
Accounts receivable, net                        $        411     $        595
Inventories                                              222              727
Other current assets                                      20               21
Property, plant and equipment, net                       784           11,344
-----------------------------------------------------------------------------
TOTAL ASSETS "HELD FOR SALE"                    $      1,437     $     12,687
=============================================================================

LIABILITIES
Accounts payable                                $        512     $        463
Income taxes                                              --              958
Other current liabilities                                386              618
-----------------------------------------------------------------------------
TOTAL LIABILITIES ASSOCIATED WITH ASSETS
"HELD FOR SALE"                                 $        898     $      2,039
=============================================================================

DISCONTINUED DEFENSE BUSINESS
In January 1994, FMC Corporation and the Company combined certain assets and liabilities of FMC's Defense Systems Group and the Company's BMY-Combat Systems Division to form United Defense, L.P. United Defense supplies ground combat and naval weapons systems for the U.S. and military customers worldwide. On August 25, 1997, the Company and FMC Corporation signed an agreement to sell United Defense, L.P. for $850 million, and the sale was completed on October 6, 1997. Prior to the sale, FMC had been the managing general partner and 60% owner of United Defense, L.P., while the Company owned the balance of 40% as the limited partner. These transactions did not include any of the assets or liabilities of the Company's BMY-Wheeled Vehicles Division, which were retained by the Company. This division, which was exited by the Company in 1995, sold five-ton trucks to the United States Army under a completed 1986 contract that is the subject of a federal excise tax dispute as more fully discussed in Note 10, "Commitments and Contingencies."

Income and cash flows related to the discontinued defense business, principally accrual adjustments and legal fees, are shown separately on the Consolidated Statements of Income and Cash Flows, respectively.

3.   ACCOUNTS RECEIVABLE AND INVENTORIES

Accounts receivable are net of an allowance for doubtful accounts of $24.6 million and $36.5 million at December 31, 2003 and 2002, respectively. The decrease from December 31, 2002 relates principally to write-offs of previously reserved accounts receivable and a $1.7 million reversal of bad debt expense in the Mill Services Segment due to a change in estimate. The provision for doubtful accounts was $3.4 million, $6.9 million and $12.6 million for 2003, 2002 and 2001, respectively.

Inventories consist of:

(IN THOUSANDS)                                         2003           2002
-----------------------------------------------------------------------------
Finished goods                                      $   59,739     $   58,906
Work-in-process                                         32,121         24,287
Raw materials and purchased parts                       74,231         74,775
Stores and supplies                                     24,130         23,744
-----------------------------------------------------------------------------
                                                    $  190,221     $  181,712
=============================================================================

Valued at lower of cost or market:
Last-in, first out (LIFO) basis                     $  109,821     $  107,205
First-in, first out (FIFO) basis                         8,430         10,103
Average cost basis                                      71,970         64,404
-----------------------------------------------------------------------------
                                                    $  190,221     $  181,712
=============================================================================

Inventories valued on the LIFO basis at December 31, 2003 and 2002 were approximately $17.9 million and $19.3 million, respectively, less than the amounts of such inventories valued at current costs.

As a result of reducing certain inventory quantities valued on the LIFO basis, net income increased from that which would have been recorded under the FIFO basis of valuation by $1.1 million, $2.3 million and $0.7 million in 2003, 2002 and 2001, respectively.


4.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of:

(IN THOUSANDS)                                       2003             2002 (a)
-------------------------------------------------------------------------------
Land and improvements                            $     39,741      $     36,444
Buildings and improvements                            178,110           167,184
Machinery and equipment                             1,803,867         1,590,890
Uncompleted construction                               37,505            20,078
-------------------------------------------------------------------------------
                                                    2,059,223         1,814,596
Less accumulated depreciation and
facilities valuation allowance                     (1,192,305)       (1,010,101)
-------------------------------------------------------------------------------
                                                 $    866,918      $    804,495
===============================================================================

(a) As permitted by the Financial Accounting Standards Board (FASB) Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," 2002 information has been reclassified for comparative purposes.

The estimated useful lives of different types of assets are generally:

     Land improvements                                           5 to 20 years

     Buildings and improvements                                 10 to 50 years

     Certain plant, buildings and installations
        (Principally Mill Services Segment)                      3 to 10 years

     Machinery and equipment                                     3 to 20 years

5.   GOODWILL AND OTHER INTANGIBLE ASSETS

The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," (SFAS
142) on January 1, 2002. Under this standard, goodwill and intangible assets with indefinite useful lives are no longer amortized. Goodwill is tested for impairment at the reporting unit level on an annual basis, and between annual tests, whenever events or circumstances indicate that the carrying value of a reporting unit's goodwill may exceed its fair value. This impairment testing is a two-step process as outlined in SFAS 142. Step one is a comparison of each reporting unit's fair value to its book value. If the fair value of the reporting unit exceeds the book value, step two of the test is not required. Step two requires the allocation of fair values to assets and liabilities as if the reporting unit had just been purchased resulting in the implied fair value of goodwill. If the carrying value of the goodwill exceeds the implied fair value, a write down to the implied fair value would be required.

The Company uses a discounted cash flow model to estimate the fair value of a reporting unit in performing step one of the testing. This model requires the use of long-term planning estimates and assumptions regarding industry-specific economic conditions that are outside the control of the Company. In accordance with SFAS 142, the Company completed transitional goodwill impairment testing by June 30, 2002. All reporting units of the Company passed step one of the transitional testing thereby indicating that no goodwill impairment exists. Additionally, no reclassification of goodwill or intangible assets was necessary as a result of the adoption of SFAS 142. The Company also performed required annual testing for goodwill impairment as of October 1, 2003 and 2002 and all reporting units of the Company passed the step 1 testing thereby indicating that no goodwill impairment exists. However, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

The following table illustrates the effects of adopting SFAS 142 as it relates to net income, basic earnings per share (EPS) and diluted earnings per share
(EPS) for the years ended December 31, 2003, 2002 and 2001.

(IN THOUSANDS,                     NET INCOME                     BASIC EPS                    DILUTED EPS
EXCEPT PER SHARE AMOUNTS)
                            2003      2002      2001      2003      2002      2001      2002      2001      2001
------------------------------------------------------------------------------------------------------------------
Reported net income       $ 92,217  $ 90,106  $ 71,725  $   2.27  $   2.23  $   1.80  $   2.25  $   2.21  $   1.79
Add: goodwill
amortization, net of tax        --        --    10,878        --        --       .27        --        --       .27
------------------------------------------------------------------------------------------------------------------
Adjusted net income       $ 92,217  $ 90,106  $ 82,603  $   2.27  $   2.23  $   2.07  $   2.25  $   2.21  $   2.06
==================================================================================================================

The following table reflects the changes in carrying amounts of goodwill by segment for the year ended December 31, 2003:

                                                                                            OTHER
                                                                                        INFRASTRUCTURE
                                                                             GAS AND     PRODUCTS AND
                                                MILL          ACCESS          FLUID        SERVICES
                                               SERVICES       SERVICES       CONTROL     ("ALL OTHER")  CONSOLIDATED
(IN THOUSANDS)                                 SEGMENT        SEGMENT        SEGMENT       CATEGORY        TOTALS
-------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 2001, net
  of accumulated amortization (a)            $  180,656     $  125,119     $   37,778     $    9,668     $  353,221

Goodwill acquired during year                        --          1,628             --             --          1,628

Goodwill written off related to sale
  of business                                        --             --             --         (1,496)        (1,496)

Other (principally foreign currency
  translation)                                   12,465         12,477         (1,085)            10         23,867
-------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 2002, net
  of accumulated amortization                $  193,121     $  139,224     $   36,693     $    8,182     $  377,220
-------------------------------------------------------------------------------------------------------------------

Goodwill acquired during year                        --            441             --             --            441

Other (principally foreign currency
  translation)                                   15,597         14,633             --            (45)        30,185
-------------------------------------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 2003,
  NET OF ACCUMULATED AMORTIZATION            $  208,718     $  154,298     $   36,693     $    8,137     $  407,846
===================================================================================================================

(a) As permitted by the Financial Accounting Standards Board (FASB) Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," 2001 information has been reclassified for comparative purposes.

Goodwill is net of accumulated amortization of $105.2 million and $100.8 million at December 31, 2003 and 2002, respectively.

Intangible assets, which are included principally in Other assets on the Consolidated Balance Sheets, totaled $10.4 million, net of accumulated amortization of $8.4 million at December 31, 2003 and $3.2 million, net of accumulated amortization of $7.1 million at December 31, 2002. The following chart reflects these intangible assets by major category.

                                    DECEMBER 31, 2003                  DECEMBER 31, 2002
                            GROSS CARRYING     ACCUMULATED      GROSS CARRYING     ACCUMULATED
(IN THOUSANDS)                  AMOUNT         AMORTIZATION         AMOUNT         AMORTIZATION
----------------------------------------------------------------------------------------------
Customer relationships        $    6,373        $      196        $      559        $        6

Non-compete agreements             4,863             3,671             4,150             3,346

Patents                            4,304             3,351             4,063             2,908

Other                              3,313             1,197             1,514               833
----------------------------------------------------------------------------------------------
Total                         $   18,853        $    8,415        $   10,286        $    7,093
==============================================================================================

The increase in intangible assets is due principally to the acquisitions discussed in Note 2, "Acquisitions and Dispositions." As part of these transactions, the Company acquired the following intangible assets (by major class) which are subject to amortization:

ACQUIRED INTANGIBLE ASSETS
--------------------------------------------------------------------------------
(IN THOUSANDS)                  GROSS CARRYING    RESIDUAL    WEIGHTED-AVERAGE
                                    AMOUNT         VALUE     AMORTIZATION PERIOD
--------------------------------------------------------------------------------

Customer relationships             $  5,734         None         29 years

Non-compete agreements                  686         None          3 years

Other                                 1,435         None          5 years
                                   --------
Total                              $  7,855
                                   ========

There were no research and development assets acquired and written off in 2003 or 2002.

Amortization expense for intangible assets was $1.2 million, $0.9 million and $1.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. The following chart shows the estimated amortization expense for the next five fiscal years based on current intangible assets.

(IN THOUSANDS)                    2004      2005      2006      2007      2008
-------------------------------------------------------------------------------

Estimated Amortization Expense   $1,499    $1,311    $1,080    $  885    $  701


6.   DEBT AND CREDIT AGREEMENTS

The Company has various credit facilities and commercial paper programs available for use throughout the world. The following chart illustrates the amounts outstanding on credit facilities and commercial paper programs and available credit at December 31, 2003. The Company limits the aggregate commercial paper, syndicated credit facility and bilateral credit facility borrowings at any one time to a maximum of $375 million. This reduction of $50 million from the $425 million self-imposed limit at December 31, 2002 was made in conjunction with the Company's decision in January 2003 not to renew one of the $50 million bilateral credit facilities, as noted below. These credit facilities and programs are described in more detail below the chart.


SUMMARY OF CREDIT FACILITIES              AS OF DECEMBER 31, 2003
----------------------------------------------------------------------------
(IN THOUSANDS)                   FACILITY       OUTSTANDING       AVAILABLE
                                  LIMIT           BALANCE           CREDIT
----------------------------------------------------------------------------

U.S. commercial paper program    $ 350,000      $     9,299      $   340,701

Euro commercial paper program      125,790           26,048           99,742

Revolving credit facility          350,000               --          350,000

Bilateral credit facility           25,000            3,412           21,588
----------------------------------------------------------------------------
TOTALS AT DECEMBER 31, 2003      $ 850,790      $    38,759      $   812,031 (a)
============================================================================

(a) Although the Company has significant available credit, it is the Company's policy to limit aggregate commercial paper and credit facility borrowings at any one time to a maximum of $375 million.

The Company has a U.S. commercial paper borrowing program under which it can issue up to $350 million of short-term notes in the U.S. commercial paper market. In addition, the Company has a 100 million euro commercial paper program equivalent to approximately $125.8 million at December 31, 2003 which is used to fund the Company's international operations. This program, which commenced in October 2003, replaced the Company's 74.4 million euro commercial paper program. Additionally, the Company discontinued its 250 million euro commercial paper program in the second quarter of 2003 since it was excess to the Company's credit needs. If needed in the future, the Company has the ability to reinstate the program. Commercial paper interest rates, which are based on market conditions, have been lower than comparable rates available under the credit facility. At December 31, 2003 and 2002, the Company had $9.3 million and $44.4 million of U.S. commercial paper outstanding, respectively, and $26.0 million and $37.5 million outstanding, respectively, under its European-based commercial paper program. Commercial paper is classified as long-term debt at December 31,

2003 and 2002, because the Company has the ability and intent to refinance it on a long-term basis through existing long-term credit facilities.

The Company has a revolving credit facility in the amount of $350 million through a syndicate of 13 banks. This facility serves as back-up to the Company's commercial paper programs. The facility is in two parts. One part amounts to $131.3 million and is a 364-day credit agreement that permits borrowings outstanding at expiration (August 12, 2004) to be repaid no later than August 12, 2005. The second part is for $218.8 million and is a five-year credit agreement that expires on September 29, 2005 at which time all borrowings are due. The 364-day part of the facility was renegotiated in August of 2003 to extend the expiration date to August 12, 2004. Interest rates are either negotiated, based upon the U.S. federal funds interbank market, prime rate, or based upon the London Interbank Offered Rate (LIBOR) plus a margin. The Company pays a facility fee (.0825% per annum as of December 31, 2003) that varies based upon its credit ratings. At December 31, 2003 and 2002, there were no borrowings outstanding under either part of the facility.

In the first quarter of 2003, the Company chose not to renew one of its two $50 million bilateral credit facilities with European-based banks. The other $50 million bilateral credit facility was renewed, in the first quarter of 2003, but for a lower amount of $25 million since the Company's financing needs have decreased. This agreement was renewed again in December 2003. The facility serves as back-up to the Company's commercial paper programs and also helps finance the Company's European operations. Borrowings under this facility, which expires in December 2004, are available in most major currencies with active markets at interest rates based upon LIBOR plus a margin. Borrowings outstanding at expiration may be repaid over the succeeding 12 months. As of December 31, 2003 and 2002, there was $3.4 million and $5.0 million outstanding on this credit facility, respectively.

In September 2003, the Company issued $150 million, 5.125% notes due in 2013. The net proceeds from this issuance were used to repay the Company's $150 million, 6% notes that were due on September 15, 2003. The notes were issued at 99.713% of face value and had a balance of $148.6 million at December 31, 2003.

Short-term debt amounted to $14.9 million and $22.4 million at December 31, 2003 and 2002, respectively. The weighted average interest rate for short-term borrowings at December 31, 2003 and 2002 was 2.9% and 4.0%, respectively.

Long-term debt consists of:

(IN THOUSANDS)                                                                    2003            2002
---------------------------------------------------------------------------------------------------------
7.25% British pound sterling-denominated notes due October 27, 2010            $  353,018      $  317,781
5.125% notes due September 15, 2013                                               148,627              --
6.0% notes matured September 15, 2003 (a)                                              --         150,000
Commercial paper borrowings, with a weighted average interest rate
   of 1.9% and 2.3% as of December 31, 2003 and 2002, respectively                 35,347          81,944
Faber Prest loan notes due October 31, 2008 with interest based on sterling LIBOR minus .75% (3.4% and 3.2% at December 31, 2003
   and 2002, respectively)                                                          9,991          10,207
Industrial development bonds, payable in varying amounts from 2004 to 2011 with a weighted average interest rate of 2.1% and 2.4%
   as of December 31, 2003 and 2002, respectively                                  10,000          10,000
Other financing payable in varying amounts to 2008 with a weighted average interest rate of 5.4% and 6.0% as of December 31, 2003
   and 2002, respectively                                                          41,694          47,376
---------------------------------------------------------------------------------------------------------
                                                                                  598,677         617,308
Less: current maturities                                                          (14,252)        (11,695)
---------------------------------------------------------------------------------------------------------
                                                                               $  584,425      $  605,613
=========================================================================================================

(a) 6% notes were classified as long-term because the Company had the ability and intent to refinance them on a long-term basis through existing long-term credit facilities.

The credit facilities and certain notes payable agreements contain covenants requiring a minimum net worth of $475 million and a maximum debt to capital ratio of 60%. Additionally, the Company's 7.25% British pound sterling-denominated notes due October 27, 2010 include a covenant that permits the note holders to redeem their notes, at par, in the event of a change of control of the Company. At December 31, 2003, the Company was in compliance with these covenants.

The maturities of long-term debt for the four years following December 31, 2004 are:

     (IN THOUSANDS)
     -----------------------------------
     2005                       $ 52,226
     2006                          4,254
     2007                          9,455
     2008                         10,343

Cash payments for interest on all debt from continuing operations were $40.1 million, $42.3 million and $53.4 million in 2003, 2002 and 2001, respectively.


7.   LEASES

The Company leases certain property and equipment under noncancelable operating leases. Rental expense (for both continuing and discontinued operations) under such operating leases was $48.5 million, $46.6 million and $41.3 million in 2003, 2002 and 2001, respectively.

Future minimum payments under operating leases with noncancelable terms are:

     (IN THOUSANDS)
     -----------------------------------
     2004                       $ 48,331
     2005                         30,355
     2006                         18,634
     2007                         13,111
     2008                          8,367
     After 2008                   23,128

Total minimum rentals to be received in the future under non-cancelable subleases as of December 31, 2003 are $10.5 million.


8.   EMPLOYEE BENEFIT PLANS

PENSION BENEFITS
The Company has pension and profit sharing retirement plans covering substantially all of its employees. The benefits for salaried employees generally are based on years of service and the employee's level of compensation during specified periods of employment. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. The multi-employer plans in which the Company participates provide benefits to certain unionized employees. The Company's funding policy for qualified plans is consistent with statutory regulations and customarily equals the amount deducted for income tax purposes. The Company's policy is to amortize prior service costs of defined benefit pension plans over the average future service period of active plan participants. The Company uses an October 31 measurement date for its United States defined benefit pension plans and a September 30 measurement date for international defined benefit pension plans.

For a majority of the U.S. defined benefit pension plans and certain international defined benefit pension plans, accrued service will no longer be granted for periods after December 31, 2003. To replace this benefit, the Company has established, effective January 1, 2004, a defined contribution pension plan pursuant to which the Company will contribute a specified matching contribution for participating employees' contributions to the plan of up to four percent of their eligible compensation. Additionally, the Company may provide a discretionary contribution of up to two percent of compensation for eligible employees. The Company believes this new retirement benefit plan will provide a more predictable and less volatile pension expense than exists under the defined benefit plans.

----------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                   U. S. PLANS                          INTERNATIONAL PLANS
----------------------------------------------------------------------------------------------------------------------------------
                                                      2003          2002          2001          2003          2002          2001
PENSION EXPENSE (INCOME)
Defined benefit plans:
   Service cost                                     $  7,339      $  8,375      $  8,206      $ 10,439      $  9,980      $ 10,457
   Interest cost                                      13,201        13,034        12,763        32,627        28,393        25,615
   Expected return on plan assets                    (15,758)      (19,845)      (22,713)      (34,083)      (35,542)      (41,846)
   Recognized prior service costs                        726         1,442         1,429         1,117           991           942
   Recognized (gains) or losses                        4,409           822        (1,357)        9,813         4,090        (1,964)
   Amortization of transition asset                   (1,466)       (1,684)       (1,789)         (626)         (572)         (549)
   Settlement/Curtailment loss                            36           918           454             8            --            --
----------------------------------------------------------------------------------------------------------------------------------
Defined benefit plans pension
  expense (income)                                     8,487         3,062        (3,007)       19,295         7,340        (7,345)
Multi-employer plans                                   6,020         4,705         3,780         1,599         1,186           956
Defined contribution plans                               527           753         1,768         6,191         4,688         5,599
----------------------------------------------------------------------------------------------------------------------------------
   Pension expense (income)                         $ 15,034      $  8,520      $  2,541      $ 27,085      $ 13,214      $   (790)
==================================================================================================================================

The change in the financial status of the pension plans and amounts recognized in the Consolidated Balance Sheets at December 31, 2003 and 2002 are as follows:

PENSION BENEFITS                                         U. S. PLANS                 INTERNATIONAL PLANS
                                                  --------------------------      --------------------------
(IN THOUSANDS)                                       2003            2002            2003            2002
------------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year           $  199,959      $  183,254      $  561,509      $  429,114
Service cost                                           7,339           8,375          10,439           9,980
Interest cost                                         13,201          13,034          32,627          28,393
Plan participants' contributions                          --              --           4,044           3,916
Amendments                                               226          (3,198)            188             (68)
Actuarial loss                                        19,066          14,549           9,661          43,532
Settlements/curtailments                              (5,148)           (349)           (401)             --
Benefits paid                                        (12,948)        (15,706)        (30,301)        (23,672)
Obligations of added plans                                --              --           3,823          22,481
Effect of foreign currency                                --              --          68,852          47,833
------------------------------------------------------------------------------------------------------------
     Benefit obligation at end of year            $  221,695      $  199,959      $  660,441      $  561,509
============================================================================================================

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year    $  180,277      $  211,499      $  418,002      $  426,414
Actual return on plan assets                          37,917         (17,781)         60,088         (60,764)
Employer contributions                                 3,884           2,614          19,749           7,515
Plan participants' contributions                          --              --           4,044           3,916
Benefits paid                                        (12,948)        (15,706)        (29,993)        (23,177)
Settlements/curtailments                                  --            (349)             --              --
Plan assets of added plans                                --              --           1,724          20,258
Effect of foreign currency                                --              --          48,571          43,840
------------------------------------------------------------------------------------------------------------
     Fair value of plan assets at end of year     $  209,130      $  180,277      $  522,185      $  418,002
============================================================================================================

FUNDED STATUS:
Funded status at end of year                      $  (12,565)     $  (19,682)     $ (138,256)     $ (143,507)
Unrecognized net loss                                 50,365          63,015         234,273         233,148
Unrecognized transition asset                         (3,283)         (4,749)            (80)           (666)
Unrecognized prior service cost                        4,743           5,279          13,055          11,809
------------------------------------------------------------------------------------------------------------
     Net amount recognized                        $   39,260      $   43,863      $  108,992      $  100,784
============================================================================================================

AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE
  SHEETS CONSIST OF:
Prepaid benefit cost                              $   46,359      $   49,577      $       --      $       --
Accrued benefit liability                            (29,566)        (28,717)       (102,432)       (112,400)
Intangible asset                                       3,935           4,683          12,088          11,630
Accumulated other comprehensive expense               18,532          18,320         199,336         201,554
------------------------------------------------------------------------------------------------------------
     Net amount recognized                        $   39,260      $   43,863      $  108,992      $  100,784
============================================================================================================

The Company's best estimate of expected contributions to be paid in year 2004 for the U.S. plans is $2.6 million and for international plans is $21.4 million.

NET PERIODIC PENSION EXPENSE ASSUMPTIONS
The weighted-average actuarial assumptions used to determine the net periodic pension expense for the years ended December 31 were as follows:

                                                              GLOBAL WEIGHTED AVERAGE
                                                                    DECEMBER 31
                                                          ------------------------------
                                                           2003        2002        2001
----------------------------------------------------------------------------------------
Discount rates                                             6.0%        6.5%        6.7%
Expected long-term rates of return on plan assets          8.0%        8.5%        8.4%
Rates of compensation increase                             3.4%        3.9%        4.3%


                                                                   U. S. PLANS                     INTERNATIONAL PLANS
                                                                   DECEMBER 31                         DECEMBER 31
                                                          ------------------------------      ------------------------------
                                                           2003        2002        2001        2003        2002        2001
----------------------------------------------------------------------------------------------------------------------------
Discount rates                                             6.75%       7.25%       8.0%        5.8%        6.2%        6.2%
Expected long-term rates of return on plan assets          8.9%        9.5%        9.5%        7.6%        8.0%        7.9%
Rates of compensation increase                             3.8%        3.7%        4.0%        3.3%        4.0%        4.4%

================================================================================

DEFINED BENEFIT PENSION OBLIGATION ASSUMPTIONS
The weighted-average actuarial assumptions used to determine the defined benefit pension plan obligations at December 31 were as follows:

                                                              GLOBAL WEIGHTED AVERAGE
                                                                    DECEMBER 31
                                                          ------------------------------
                                                           2003        2002        2001
----------------------------------------------------------------------------------------
Discount rates                                             5.9%        6.0%        6.5%
Rates of compensation increase                             3.5%        3.4%        3.9%


                                                                    U. S. PLANS                    INTERNATIONAL PLANS
                                                                    DECEMBER 31                        DECEMBER 31
                                                          ------------------------------      ------------------------------
                                                           2003        2002        2001        2003        2002        2001
----------------------------------------------------------------------------------------------------------------------------
Discount rates                                             6.25%       6.75%       7.25%       5.7%        5.8%        6.2%
Rates of compensation increase                             4.0%        3.8%        3.7%        3.4%        3.3%        4.0%

================================================================================

ACCUMULATED BENEFIT OBLIGATIONS
The accumulated benefit obligation for all defined benefit pension plans at December 31 was as follows:

                                                                   INTERNATIONAL
(IN MILLIONS)                                           U.S. PLANS     PLANS
--------------------------------------------------------------------------------
2003                                                      $211.3      $622.0
2002                                                       191.4       526.5

================================================================================

PLANS WITH ACCUMULATED BENEFIT OBLIGATION IN EXCESS OF PLAN ASSETS
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets at December 31 were as follows:

                                                              U. S. PLANS         INTERNATIONAL PLANS
                                                          ------------------      ------------------
(IN MILLIONS)                                              2003        2002        2003        2002
----------------------------------------------------------------------------------------------------
Projected benefit obligation                              $ 68.6      $ 60.0      $652.7      $559.2
Accumulated benefit obligation                              67.3        59.2       616.5       524.3
Fair value of plan assets                                   38.3        31.0       511.5       415.5

The decrease in the minimum liability included in other comprehensive income (expense) was $2.0 million in 2003. The increase in the minimum liability included in other comprehensive income (expense) was ($210.3) million in 2002.

The asset allocations attributable to the Company's U.S. pension plans at October 31, 2003 and 2002 and the target allocation of plan assets for 2004, by asset category, are as follows (as permitted by SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits--an amendment of FASB Statements No. 87, 88, and 106," the Company has deferred reporting of this information for international plan assets):

----------------------------------------------------------------------------
                                                         PERCENTAGE OF PLAN
                                                        ASSETS AT OCTOBER 31
                                      TARGET 2004       --------------------
ASSET CATEGORY                        ALLOCATION          2003        2002
----------------------------------------------------------------------------
Domestic Equity Securities             51% - 61%          60.0%       52.1%
International Equity Securities         5% - 15%           9.8%        8.8%
Fixed Income Securities                27% - 37%          28.5%       36.5%
Cash & Cash Equivalents                 0% - 5%            1.7%        2.6%


Plan assets are allocated among various categories of equities, fixed income, cash and cash equivalents with professional investment managers whose performance is actively monitored. The primary investment objective is long-term growth of assets in order to meet present and future benefit obligations. The Company periodically conducts an asset/liability modeling study to ensure the investment strategy is aligned with the profile of benefit obligations.

The Company lowered its expected return on asset assumption from 9.5% in 2002 to 8.9% in 2003 due to changes in capital market expectations. The Company reviews the long-term expected return on asset assumption on a periodic basis taking into account a variety of factors including the historical investment returns achieved over a long-term period, the targeted allocation of plan assets and future expectations based on a model of asset returns for an actively managed portfolio. For 2004, the expected return assumption is 8.75%.

The U.S. pension plans owned shares of the Company's stock valued at $27.6 million and $18.3 million on October 31, 2003 and 2002, respectively, representing 13.2% and 10.2%, respectively, of total plan assets. The Board of Directors has approved the rebalancing of the pension fund to further diversify the plan assets. Dividends paid to the pension plans on the Company stock amounted to $0.7 million in both 2003 and 2002.

POSTRETIREMENT BENEFITS
The Company has postretirement health care benefits for a limited number of employees mainly under plans related to acquired companies and postretirement life insurance benefits for certain hourly employees. The costs of health care and life insurance benefits are accrued for current and future retirees and are recognized as determined under the projected unit credit actuarial method. Under this method, the Company's obligation for postretirement benefits is to be fully accrued by the date employees attain full eligibility for such benefits. The Company's postretirement health care and life insurance plans are unfunded. The Company uses an October 31 measurement date for its postretirement benefit plans.

(IN THOUSANDS)                                 2003         2002         2001
-------------------------------------------------------------------------------
POSTRETIREMENT BENEFITS EXPENSE (INCOME)
   Service cost                              $     21     $     66     $    150
   Interest cost                                  553          743          812
   Recognized prior service costs                  32          (16)          27
   Recognized (gains) or losses                    66          (18)        (131)
   Settlement/Curtailment gain                 (4,898)        (467)        (959)
-------------------------------------------------------------------------------
Postretirement benefit expense (income)      $ (4,226)    $    308     $   (101)
===============================================================================

The income of $4.2 million for 2003 was due principally to the termination of certain retiree life insurance and health care plans.

The benefit obligation noted below does not give recognition to the recently enacted (December 8, 2003) Medicare Prescription Drug, Improvement and Modernization Act of 2003. In accordance with the provisions of Financial Accounting Standards Board Staff Position No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (FSP FAS 106-1), the Company has deferred any re-measurement of its benefit obligation until authoritative guidance on the accounting for this federal subsidy is issued. The postretirement health care plans of the Company will be reviewed during 2004 to determine the impact of this U.S. legislation. The changes in the postretirement benefit liability recorded in the Consolidated Balance Sheets are as follows:

POSTRETIREMENT BENEFITS
(IN THOUSANDS)                                           2003           2002
-------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year               $   11,639     $   10,808
Service cost                                                  21             66
Interest cost                                                553            743
Actuarial loss                                                74            795
Plan participants' contributions                              36             29
Benefits paid                                               (424)          (628)
Plan amendments                                               --              3
Curtailment                                               (4,494)          (177)
-------------------------------------------------------------------------------
Benefit obligation at end of year                     $    7,405     $   11,639
===============================================================================

FUNDED STATUS:
Funded status at end of year                          $   (7,405)    $  (11,639)
Unrecognized prior service cost                              330            362
Unrecognized net actuarial loss                              943            532
-------------------------------------------------------------------------------
Net amount recognized as accrued benefit liability    $   (6,132)    $  (10,745)
===============================================================================

The actuarial assumptions used to determine the postretirement benefit obligation are as follows:

(DOLLARS IN THOUSANDS)                         2003         2002         2001
-------------------------------------------------------------------------------
Assumed discount rate                           6.25%        6.75%        7.25%
Health care cost trend rate                    12.00%       12.00%        9.00%
Decreasing to ultimate rate                     5.00%        5.00%        5.00%

Effect of one percent increase in health
care cost trend rate:
    On cost components                       $     24     $     28     $     49
    On accumulated benefit obligation        $    373     $    422     $    386
Effect of one percent decrease in health
care cost trend rate:
    On cost components                       $    (21)    $    (29)    $    (45)
    On accumulated benefit obligation        $   (336)    $   (382)    $   (348)
-------------------------------------------------------------------------------

It is anticipated that the health care cost trend rate will decrease from 12.0% in 2004 to 5.0% in the year 2008.

The assumed discount rates to determine the postretirement benefit expense for the years 2003, 2002, 2001 were 6.75%, 7.25% and 8.0%, respectively.

SAVINGS PLAN
The Company has a 401(k) savings plan which covers substantially all U.S. employees with the exception of employees represented by a collective bargaining agreement, unless the agreement expressly provides otherwise. Employee contributions are generally determined as a percentage of covered employees' compensation. The expense from continuing and discontinued operations for contributions to the plan by the Company was $3.5 million, $3.8 million and $3.8 million for 2003, 2002 and 2001 respectively. At December 31, 2003, 2002 and 2001, 2,143,820 shares, 2,352,286 shares and 2,519,045 shares, respectively, of the Company's common stock with a fair market value of $93.9 million, $75.0 million and $86.4 million, respectively, are included in the savings plan.

EXECUTIVE INCENTIVE COMPENSATION PLAN
The amended 1995 Executive Incentive Compensation Plan, as approved by the Management Development and Compensation Committee of the Board of Directors, provides the basis for determination of annual incentive compensation awards. Actual awards are paid in February of the following year. The Company accrues amounts reflecting the estimated value of incentive compensation anticipated to be earned for the year. Compensation expense relating to these awards was $4.0 million, $3.6 million and $2.5 million in 2003, 2002 and 2001, respectively.


9.   INCOME TAXES

Income before income taxes and minority interest for both continuing and discontinued operations in the Consolidated Statements of Income consists of:

(IN THOUSANDS)                          2003            2002            2001
-------------------------------------------------------------------------------
     United States                   $   53,549      $   35,214      $   23,875
     International                       90,480         104,139          89,920
-------------------------------------------------------------------------------
                                     $  144,029      $  139,353      $  113,795
===============================================================================

Provision for income taxes:
     Currently payable:
           Federal                   $    5,275      $    1,053      $    1,597
           State                           (961)         (1,718)          1,036
           International                 24,233          24,897          18,753
-------------------------------------------------------------------------------
                                         28,547          24,232          21,386

     Deferred federal and state          12,255          13,048           7,207
     Deferred international               3,815           5,918           8,389
-------------------------------------------------------------------------------
                                     $   44,617      $   43,198      $   36,982
===============================================================================

Continuing Operations                $   41,708      $   42,240      $   38,553
Discontinued Operations                   2,909             958          (1,571)
-------------------------------------------------------------------------------
                                     $   44,617      $   43,198      $   36,982
===============================================================================

Cash payments for income taxes were $23.5 million, $18.7 million and $19.8 million, for 2003, 2002 and 2001, respectively.

The following is a reconciliation of the normal expected statutory U.S. federal income tax rate to the effective rate as a percentage of Income before income taxes and minority interest for both continuing and discontinued operations as reported in the Consolidated Statements of Income:

                                                         2003     2002     2001
-------------------------------------------------------------------------------
U.S. federal income tax rate                             35.0%    35.0%    35.0%
State income taxes, net of federal income tax benefit     0.3      0.3      0.4
Export sales corporation benefit                         (0.7)    (0.9)    (0.4)
Deductible 401(k) dividends                              (0.6)    (0.9)      --
Losses for which no tax benefit was recorded              0.1      0.4      0.2
Difference in effective tax rates on international
  earnings and remittances                               (2.2)    (2.2)    (4.5)
Nondeductible acquisition costs                            --       --      2.5
Other, net                                               (0.9)    (0.7)    (0.7)
-------------------------------------------------------------------------------
Effective income tax rate                                31.0%    31.0%    32.5%
===============================================================================

The tax effects of the primary temporary differences giving rise to the Company's deferred tax assets and liabilities for the years ended December 31, 2003 and 2002 are:

(IN THOUSANDS)                           2003                     2002
--------------------------------------------------------------------------------
DEFERRED INCOME TAXES              ASSET      LIABILITY     ASSET      LIABILITY
--------------------------------------------------------------------------------
Depreciation                    $       --   $   79,254  $       --   $   75,547
Expense accruals                    14,820           --      21,212           --
Inventories                          2,772           --       2,681           --
Provision for receivables            3,854           --       3,525           --
Postretirement benefits              2,175           --       3,683           --
Deferred revenue                        --        3,167          --        3,571
Unrelieved foreign tax losses        4,130           --       6,075           --
Pensions                            24,566        7,935      23,170        9,444
Other                                3,719        2,177      11,257           --
--------------------------------------------------------------------------------
                                    56,036       92,533      71,603       88,562
Valuation allowance                 (1,718)          --      (2,681)          --
--------------------------------------------------------------------------------
Total deferred income taxes     $   54,318   $   92,533  $   68,922   $   88,562
================================================================================

At December 31, 2003 and 2002, Other current assets included deferred income tax benefits of $22.9 million and $29.4 million, respectively.

At December 31, 2003, certain of the Company's subsidiaries had total available net operating loss carryforwards ("NOLs") of approximately $11.6 million, of which approximately $9.1 million may be carried forward indefinitely and $2.5 million have varying expiration dates. Included in the total are $3.5 million of preacquisition NOLs.

During 2003 and 2002, $0.5 million and $0.6 million, respectively, of preacquisition NOLs were utilized by the Company, resulting in tax benefits of $0.2 million and $0.2 million, respectively.

The valuation allowance of $1.7 million and $2.7 million at December 31, 2003 and 2002, respectively, relates principally to foreign tax losses which are uncertain as to realizability. To the extent that the preacquisition NOLs are utilized in the future and the associated valuation allowance reduced, the tax benefit will be allocated to reduce goodwill.

The change in the valuation allowances for 2003 and 2002 results primarily from the utilization of international tax loss carryforwards and the release of valuation allowances in certain international jurisdictions based on the Company's revaluation of the realizability of future benefits.


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

The settlement does not resolve the claim by the Internal Revenue Service ("IRS") that, contrary to the Company's position, certain cargo truck models sold by the Company should be considered to have gross vehicle weights in excess of the 33,000 pound threshold under FET law, are not entitled to an exemption from FET under any other theory, and therefore are taxable. In 1999, the IRS assessed an increase in FET of $30.4 million plus penalties and applicable interest currently estimated to be $12.4 million and $70.6 million, respectively, as of December 31, 2003. In October 1999, the Company posted an $80 million bond required as security by the IRS. This increase in FET takes into account offsetting credits of $9.2 million, based on a partial allowance of the Company's $31.9 million claim that certain truck components are exempt from FET. The IRS disallowed in full the Company's additional claim that it is entitled to the entire $52 million of FET (plus applicable interest estimated by the Company to be $61.1 million as of December 31, 2003) the Company has paid on the five-ton trucks, on the grounds that such trucks qualify for the FET exemption applicable to certain vehicles specially designed for the primary function of off-highway transportation. In the event that the Company ultimately receives from the IRS a refund of tax (including applicable interest) with respect to which the Company has already received reimbursement from the Army, the refund would be allocated between the Company and the Army. In August 2000, the Company filed legal action against the Government in the U.S. Court of Federal Claims challenging the assessment and seeking a refund of all FET that the Company has paid on five-ton trucks. Although there is risk of an adverse outcome, both the Company and the Army believe that the cargo trucks are not taxable.

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

Even if the cargo trucks are ultimately held to be taxable, the Army's contribution of $24.6 million toward payment of the tax (but not interest or penalty, if any), would result in a net maximum liability for the Company of $5.8 million plus penalties and applicable interest estimated as of December 31, 2003, to be $12.4 million and $70.6 million, respectively. The Company believes it is unlikely that resolution of this matter will have a material adverse effect on the Company's financial position; however, it could have a material effect on quarterly or annual results of operations and cash flows.

During the third quarter of 2003, several significant developments occurred with respect to this matter. On July 16, 2003, the Court denied entirely the Government's motion for summary judgment. Shortly after the ruling and at the urging of the Court, the Government and the Company commenced settlement negotiations. These settlement negotiations progressed significantly during the months of August and September. At a status conference on September 30, 2003, the Court suspended further proceedings in the litigation pending the outcome of the settlement discussions. Since September, continued progress has been made toward finalizing a settlement. The Company has been notified that the U.S. Internal Revenue Service's Chief Counsel Office and the Court of Federal Claims Section of the U.S. Department of Justice (Tax Division) have recommended for approval a Company-sponsored settlement proposal in this matter. The settlement proposal, which still requires approval by several levels within the U.S. Department of Justice, would result in a refund to Harsco of an estimated $12 million to $13 million in taxes and interest. Final approval by the Department of Justice may take several months.

As a result of these developments during the third quarter of 2003, the Company adjusted an accrual related to this matter. This adjustment is included as Income related to discontinued defense business on the Company's Consolidated Statements of Income for the year ended December 31, 2003. The Company's current expectation is that its future obligations for finalizing this matter will approximate $0.8 million. No recognition has been given in the accompanying financial statements for the outcome of the ongoing settlement discussions with respect to the Company's claim for a tax refund or the proposed settlement.

ENVIRONMENTAL
The Company is involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites. While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company. The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Consolidated Balance Sheets at December 31, 2003 and 2002 include accruals of $3.3 million and $3.2 million, respectively, for environmental matters. The amounts charged against pre-tax income related to environmental matters totaled $1.4 million $1.2 million and $1.5 million in 2003, 2002 and 2001, respectively.

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

In January 2002, the New Jersey Department of Environmental Protection ("NJDEP") issued Notices of Civil Administrative Penalty Assessment to the Company for violations of the New Jersey Air Pollution Control Act. The Notices allege that the Company operated a slag processing plant in violation of the emission permit for control of slag dust. The Agency assessed civil administrative penalties totaling approximately $311,000 and the Company filed an appeal with the Agency. In March 2003, NJDEP amended its assessment and reduced the proposed penalty to $146,000. This amended order has been appealed. The Company ceased operations at the plant in the fourth quarter of 2001 for unrelated reasons.

CUSTOMER RESTRUCTURING
On January 29, 2004, a customer of the Company announced that it had obtained an order to initiate a Court-supervised restructuring under Canada's Companies' Creditors Arrangement Act (the Act). The Company is actively monitoring this restructuring to determine the Company's potential loss exposure, if any. The Company's net receivable balance with the customer as of January 29, 2004 was approximately $5.3 million. The Company intends to vigorously pursue collection of the entire receivable balance pursuant to our rights and obligations under the Act. The Company has been successful in collecting substantially all of the pre-petition receivable amounts in several similar cases where the customer has filed for bankruptcy-court protection. Accordingly, no reserve has been recognized as of December 31, 2003.

OTHER
The Company has been named as one of many defendants (approximately 90 or more in most cases) in legal actions alleging personal injury from exposure to airborne asbestos over the past several decades. In their suits, the plaintiffs have named as defendants many manufacturers, distributors and installers of numerous types of equipment or products that allegedly contained asbestos.

The Company believes that the claims against it are without merit. The Company has never been a producer, manufacturer or processor of asbestos fibers. Any component within a Company product which may have contained asbestos would have been purchased from a supplier. Based on scientific and medical evidence, the Company believes that any asbestos exposure arising from normal use of any Company product never presented any harmful airborne asbestos exposure, and moreover, the type of asbestos contained in any component that was used in those products is protectively encapsulated in other materials and is not associated with the types of injuries alleged. Finally, in most of the depositions taken of plaintiffs to date in the litigation against the Company, plaintiffs have failed to identify any Company products as the source of their asbestos exposure.

The majority of the asbestos complaints have been filed in either New York or Mississippi. Almost all of the New York complaints contain a standard claim for damages of $20 million or $25 million against the approximately 90 defendants, regardless of the individual's alleged medical condition, and without identifying any Company product as the source of plaintiff's asbestos exposure. With respect to the Mississippi complaints, most contain a standard claim for an unstated amount of damages against the numerous defendants (typically 240 to 270), without identifying any Company product as the source of plaintiff's asbestos exposure.

The Company has not paid any amounts in settlement of these cases, with the exception of two settlements totaling less than $10,000 paid in 1998 from insurance proceeds. The Company's insurance carrier has paid all legal costs and expenses to date. The Company has liability insurance coverage available under various primary and excess policies that the Company believes will be available if necessary to substantially cover any liability that might ultimately be incurred on these claims.

During the fourth quarter of 2003, there was no significant increase in the number of pending cases, either in total or in any particular jurisdiction. There are approximately 39,800 pending asbestos personal injury claims filed against the Company. Approximately 25,000 of these cases were pending in the New York Supreme Court for various counties in New York State and approximately 14,500 of the cases were pending in state courts of various counties in Mississippi. The other claims totaling approximately 300 are filed in various counties in a number of state courts, and in U.S. Federal District Court for the Eastern District of Pennsylvania, and those complaints assert lesser amounts of damages than the New York cases or do not state any amount claimed.

As of December 31, 2003, the Company has obtained dismissal by stipulation, or summary judgment prior to trial, in all cases that have proceeded to trial. Further, we reached agreement with one plaintiff's counsel in Mississippi to dismiss the Company from approximately 2,900 cases in that state. We are awaiting entry by the Mississippi courts of the appropriate orders of dismissal of those cases.

In view of the persistence of asbestos litigation nationwide, which has not yet been sufficiently addressed either politically or legally, the Company expects to continue to receive additional claims. However, there were developments during the fourth quarter of 2002 that could have a favorable effect for the Company regarding the pending claims and the number of future claims filed in counties within New York City and in Mississippi state courts after 2002. On December 19, 2002, the New York Supreme Court responsible for managing all asbestos cases pending in the counties within New York City issued an Order which created a Deferred or Inactive Docket for all pending and future asbestos claims filed by plaintiffs who cannot demonstrate that they have a malignant condition or discernible physical impairment, and an Active Docket for plaintiffs who are able to show such medical conditions. Of the thousands of cases that were filed in 1997 and 1998 and still remained on the Court's docket, only approximately 245 cases have been placed on the Active Docket to date, while all others will remain deferred until such time as those plaintiffs can show by appropriate medical evidence that they have a qualifying malignant condition or physical impairment as defined by the court. Cases filed since 1998 are currently under review to determine which will be placed on the Inactive Docket and which will be placed on the Active Docket.

Also, in the fourth quarter of 2002, Mississippi enacted tort reform legislation that made various changes in the law favorable to the Company's defense and that will apply to all cases filed on or after January 1, 2003. The majority of the claims pending against the Company in Mississippi were filed in the fourth quarter of 2002, in advance of the effective date of this more restrictive legislation.

The Company intends to continue its practice of vigorously defending these cases as they are listed for trial and expects the insurance carriers to continue to pay the legal costs and expenses. Management believes that the outcome of these cases will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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


11.  CAPITAL STOCK

The authorized capital stock consists of 150,000,000 shares of common stock and 4,000,000 shares of preferred stock, both having a par value of $1.25 per share. The preferred stock is issuable in series with terms as fixed by the Board of Directors. None of the preferred stock has been issued. On June 24, 1997, the Company adopted a revised Shareholder Rights Plan. Under the new Plan, the Board declared a dividend to shareholders of record on September 28, 1997, of one right for each share of common stock. The rights may only be exercised if, among other things, a person or group has acquired 15% or more, or intends to commence a tender offer for 20% or more, of the Company's common stock. Each right entitles the holder to purchase 1/100th share of a new Harsco Junior Participating Cumulative Preferred Stock at an exercise price of $150. Once the rights become exercisable, if any person acquires 20% or more of the Company's common stock, the holder of a right will be entitled to receive common stock calculated to have a value of two times the exercise price of the right. The rights, which expire on September 28, 2007, do not have voting power, and may be redeemed by the Company at a price of $.05 per right at any time until the 10th business day following public announcement that a person or group has accumulated 15% or more of the Company's common stock. At December 31, 2003, 750,000 shares of $1.25 par value preferred stock were reserved for issuance upon exercise of the rights.

The Board of Directors has authorized the repurchase of shares as follows:

        NO. OF SHARES                     ADDITIONAL SHARES     REMAINING NO. OF
       AUTHORIZED TO BE   NO. OF SHARES      AUTHORIZED        SHARES AUTHORIZED
          PURCHASED         PURCHASED       FOR PURCHASE          FOR PURCHASE
--------------------------------------------------------------------------------
2001       505,154              6,000               --                499,154
2002       499,154                 --               --                499,154
2003       499,154                 --          500,846              1,000,000
================================================================================

On June 24, 2003, the Board of Directors increased the share repurchase authorization to 1,000,000 shares. In January 2004, the Board of Directors extended the share purchase authorization through January 31, 2005 for the 1,000,000 shares still remaining from the June 2003 authorization.

In 2003, 2002 and 2001, additional issuances of 3,633 shares, 5,174 shares and 10,695 shares, respectively, net of purchases, were made for SGB stock option exercises and employee service awards.

The following chart summarizes the Company's common stock:

BALANCES OUTSTANDING      SHARES ISSUED     TREASURY SHARES   OUTSTANDING SHARES
--------------------------------------------------------------------------------
December 31, 2001           66,484,633         26,499,784         39,984,849
December 31, 2002           67,034,010         26,494,610         40,539,400
DECEMBER 31, 2003           67,357,447         26,490,977         40,866,470
================================================================================

The following is a reconciliation of the average shares of common stock used to compute basic earnings per common share to the shares used to compute diluted earnings per common share as shown on the Consolidated Statements of Income:

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                      2003         2002         2001
---------------------------------------------------------------------------------------------------
Income from continuing operations                                $ 86,999     $ 88,410     $ 74,642
===================================================================================================
Average shares of common stock outstanding used to compute
  basic earnings per common share                                  40,690       40,360       39,876

Additional common shares to be issued assuming exercise of
  stock options, net of shares assumed reacquired                     283          320          190
---------------------------------------------------------------------------------------------------
Shares used to compute dilutive effect of stock options            40,973       40,680       40,066
===================================================================================================
Basic earnings per common share from continuing operations       $   2.14     $   2.19     $   1.87
===================================================================================================
Diluted earnings per common share from continuing operations     $   2.12     $   2.17     $   1.86
===================================================================================================

Options to purchase 32,000 shares, 1,369,954 shares and 416,856 shares were outstanding at December 31, 2003, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the effect was antidilutive.


12.  STOCK-BASED COMPENSATION

The fair value of stock options granted during 2003, 2002 and 2001 is estimated on the date of grant using the binomial option pricing model. The Company discloses the pro forma effect of accounting for stock options under the fair value method in Note 1, "Summary of Significant Accounting Policies." The weighted-average assumptions used and the estimated fair value are as follows:

                                        2003            2002            2001
------------------------------------------------------------------------------
Expected term                        7.5 YEARS         5 years         4 years
Expected stock volatility                 32.7%           35.2%           36.6%
Risk-free interest rate                   3.46%           4.24%           4.96%
Dividend                             $    1.05       $    1.00       $     .96
Rate of dividend increase                 4.63%           3.25%           5%
Fair value                           $    9.70       $    9.48       $    6.83
------------------------------------------------------------------------------

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

Options are granted at fair market value on the date of grant. Options issued under the 1995 Executive Incentive Compensation Plan vest and become exercisable commencing two years following the date of grant. All options granted before 2002 under the 1995 Executive Incentive Compensation Plan vested and became exercisable one year following the date of grant. Options issued under the 1995 Non-Employee Directors' Stock Plan become exercisable commencing one year following the date of grant but vest immediately. The options under both Plans expire ten years from the date of grant. Upon shareholder approval of these two plans in 1995, the Company terminated the use of the 1986 Stock Option Plan for granting of stock option awards. At December 31, 2003, there were 1,308,831 and 160,000 shares available for granting stock options under the 1995 Executive Incentive Compensation Plan and the 1995 Non-Employee Directors' Stock Plan, respectively.

No stock options were granted to employees in 2003 and none will be granted in 2004. The Management Development and Compensation Committee of the Board of Directors is currently reviewing the long-term equity component of management compensation, and is considering performance-based restricted stock or restricted stock units as a replacement for stock options.

Changes during 2003, 2002 and 2001 in options outstanding were:

                                              SHARES           WEIGHTED AVERAGE
                                           UNDER OPTION         EXERCISE PRICE
-------------------------------------------------------------------------------
Outstanding, January 1, 2001                 1,682,692               29.18
Granted                                        726,240               25.69
Exercised                                     (187,693)              25.00
Terminated and expired                         (85,424)              30.28
-------------------------------------------------------------------------------

Outstanding, December 31, 2001               2,135,815               28.31
Granted                                        614,237               32.93
Exercised                                     (552,101)              25.38
Terminated and expired                         (74,838)              33.09
-------------------------------------------------------------------------------

Outstanding, December 31, 2002               2,123,113               30.30
Granted                                         16,000 (a)           33.92
Exercised                                     (325,480)              27.15
Terminated and expired                        (118,553)              33.76
-------------------------------------------------------------------------------
OUTSTANDING, DECEMBER 31, 2003               1,695,080 (b)          $30.72
===============================================================================

(a)  During 2003, options were only granted to non-employee directors.

(b) Included in options outstanding at December 31, 2003 were 16,052 options granted to SGB key employees as part of the Company's acquisition of SGB in 2000. These options are not a part of the 1995 Executive Compensation Plan, or the 1995 Non-Employee Directors' Stock Plan.

Options to purchase 1,187,938 shares, 1,536,411 shares and 1,429,087 shares were exercisable at December 31, 2003, 2002 and 2001, respectively. The following table summarizes information concerning outstanding and exercisable options at December 31, 2003.

                              OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                   ---------------------------------------------    -----------------------------
    RANGE OF                       REMAINING         WEIGHTED                         WEIGHTED
  EXERCISABLE        NUMBER       CONTRACTUAL        AVERAGE           NUMBER         AVERAGE
     PRICES        OUTSTANDING   LIFE IN YEARS    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
-------------------------------------------------------------------------------------------------
$21.00 - $27.52       518,744          6.2            $25.74            505,584        $25.74
 27.93 -  32.65       802,426          7.0             31.21            330,804         29.20
 32.81 -  46.16       373,910          4.1             36.56            351,550         36.69
-------------------------------------------------------------------------------------------------
                    1,695,080                                         1,187,938
=================================================================================================

During 2003 and 2002, the Company did not have any non-cash transactions related to stock option exercises.

During 2001, the Company had non-cash transactions related to stock option exercises of $0.1 million whereby old shares were exchanged for new shares.

13.  FINANCIAL INSTRUMENTS

OFF-BALANCE SHEET RISK
As collateral for the Company's performance and to insurers, the Company is contingently liable under standby letters of credit and bonds in the amount of $216.3 million and $193.7 million at December 31, 2003 and 2002, respectively. These standby letters of credit and bonds are generally in force for up to three years. Certain issues have expiration dates beyond three years or no scheduled expiration date. The Company pays fees to various banks and insurance companies that range from 0.08 to 0.75 percent per annum of their face value. If the Company were required to obtain replacement standby letters of credit and bonds as of December 31, 2003 for those currently outstanding, it is the Company's opinion that the replacement costs would not vary significantly from the present fee structure.

The Company has currency exposures in over 40 countries. The Company's primary foreign currency exposures during 2003 were in the United Kingdom, European Economic and Monetary Union countries, South Africa and Australia.

OFF-BALANCE SHEET RISK - THIRD PARTY GUARANTEES
In connection with the licensing of one of the Company's trade names and providing certain management services (the furnishing of selected employees), the Company guarantees the debt of certain third parties related to its international operations. These guarantees are provided to enable the third parties to obtain financing of their operations. The Company receives fees from these operations, which are included as Services sales in the Company's Consolidated Statements of Income. The revenue the Company recorded from these entities was $1.5 million, $1.9 million and $2.0 million for the twelve months ended December 31, 2003, 2002 and 2001, respectively. The guarantees are renewed on an annual basis and the Company would only be required to perform under the guarantee if the third parties default on their debt. The maximum potential amount of future payments (undiscounted) related to these guarantees was $2.9 million at December 31, 2003 and 2002. There is no recognition of this potential future payment in the accompanying financial statements as the Company believes the potential for making these payments is remote. These guarantees were renewed in June 2003, September 2003 and November 2003; accordingly, liabilities for the fair value of the guarantee instruments were recognized in accordance with FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45) which the Company adopted January 1, 2003. These liabilities are included in Other current liabilities on the Consolidated Balance Sheet. The recognition of these liabilities did not have a material impact on the Company's financial condition or results of operations for the twelve months ended December 31, 2003.

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


OFF-BALANCE SHEET RISK - UNCONDITIONAL PURCHASE COMMITMENTS
The Company entered into an unconditional purchase commitment during 2001 for scaffolding equipment that can be used by the Company for either rental or sale. This commitment is not recorded on the Company's Balance Sheets. The Company purchased $15.1 million and $15.4 million of equipment under this commitment during 2003 and 2002, respectively. The future obligations (undiscounted) of the Company under this commitment are as follows:

     (IN THOUSANDS)
     ------------------------------------
     2004                        $  8,335
     2005                           2,381

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company has several hedges of net investment recorded in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The Company recorded a debit of $17.1 million and $12.1 million during 2003 and 2002, respectively, in the foreign currency translation adjustments line of other comprehensive income (expense) related to hedges of net investments.

At December 31, 2003 and 2002, the Company had $78.4 million and $2.9 million contracted amounts, respectively, of foreign currency forward exchange contracts outstanding. These contracts are part of a worldwide program to minimize foreign currency exchange operating income and balance sheet exposure. The unsecured contracts mature within six months and are with major financial institutions. The Company may be exposed to credit loss in the event of non-performance by the other parties to the contracts. The Company evaluates the credit worthiness of the counterparties' financial condition and does not expect default by the counterparties. Foreign currency forward exchange contracts are used to hedge commitments, such as foreign currency debt, firm purchase commitments and foreign currency cash flows for certain export sales transactions.

The following tables summarize by major currency the contractual amounts of the Company's forward exchange contracts in U.S. dollars as of December 31, 2003 and 2002. The "Buy" amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the "Sell" amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies.

FORWARD EXCHANGE CONTRACTS
--------------------------------------------------------------------------------
(IN THOUSANDS)                             AS OF DECEMBER 31, 2003
--------------------------------------------------------------------------------
                                    U.S. DOLLAR                      RECOGNIZED
                             TYPE   EQUIVALENT       MATURITY        GAIN (LOSS)
--------------------------------------------------------------------------------
Forward exchange contracts:
Euros                        Sell   $   44,186    Various in 2004    $     (270)
Euros                        Buy        27,008    Various in 2004           227
Pounds                       Buy         6,139    Various in 2004           119
Pounds                       Sell        1,082    Various in 2004           (48)
--------------------------------------------------------------------------------
                                    $   78,415                       $       28
================================================================================

At December 31, 2003, the Company held forward exchange contracts in British pounds and euros which were used to offset certain future payments between the Company and its various subsidiaries or vendors. These contracts all mature by February 2004. The Company had outstanding forward contracts designated as SFAS 133 cash flow hedges in the amount of $1.6 million at December 31, 2003. These forward contracts had a net unrealized loss of $47 thousand that was included in Other comprehensive income (expense) net of deferred taxes at December 31, 2003. The Company did not elect to treat the remaining contracts as hedges under SFAS 133 and so mark-to-market gains and losses were recognized in net income.

FORWARD EXCHANGE CONTRACTS
--------------------------------------------------------------------------------
(IN THOUSANDS)                             AS OF DECEMBER 31, 2002
--------------------------------------------------------------------------------
                                    U.S. DOLLAR                      RECOGNIZED
                             TYPE   EQUIVALENT       MATURITY        GAIN (LOSS)
--------------------------------------------------------------------------------
Forward exchange contracts:
British pounds               Buy    $    1,770    Various in 2003    $      (53)
Euros                        Buy           220    January 7, 2003            15
South African rand           Sell          927    Various in 2003           (73)
Euros                        Sell            2    January 7, 2003            --
--------------------------------------------------------------------------------
                                    $    2,919                       $     (111)
================================================================================

At December 31, 2002, the Company held forward exchange contracts in British pounds, euros and South African rands which were used to offset certain future payments between the Company and its various subsidiaries or vendors. The Company did not elect to treat these contracts as hedges under SFAS 133 and so mark-to-market gains and losses were recognized in net income. The Company did not have any material cash flow or fair value hedge transactions to be accounted for under SFAS 133 as of December 31, 2002.

CONCENTRATIONS OF CREDIT RISK
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, investments and accounts receivable. The Company places its cash and cash equivalents with high quality financial institutions and, by policy, limits the amount of credit exposure to any one institution. Concentrations of credit risk with respect to accounts receivable are generally limited due to the Company's large number of customers and their dispersion across different industries and geographies. However, the Company's Mill Services Segment has several large customers throughout the world with significant accounts receivable balances. If a receivable from one or more of those customers became uncollectible, it could have a material effect on the Company's results of operations. The Company generally does not require collateral or other security to support customer receivables.

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

     FOREIGN CURRENCY FORWARD EXCHANGE CONTRACTS
     The fair value of foreign currency forward exchange contracts is estimated by obtaining quotes from brokers.

The carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 2003 and 2002 are as follows:

(IN THOUSANDS)                                                 2003                          2002
-----------------------------------------------------------------------------------------------------------
                                                     CARRYING         FAIR         CARRYING         FAIR
                                                      AMOUNT          VALUE         AMOUNT          VALUE
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents                           $   80,210     $   80,210     $   70,132     $   70,132
Long-term debt including current maturities            598,677        633,190        617,308        653,144
Foreign currency forward exchange contracts                 28             28          2,919          2,808
-----------------------------------------------------------------------------------------------------------


14.  INFORMATION BY SEGMENT AND GEOGRAPHIC AREA

The Company reports information about its operating segments using the "management approach" in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). This approach is based on the way management organizes and reports the segments within the enterprise for making operating decisions and assessing performance. The Company's reportable segments are identified based upon differences in products, services and markets served.

Due to reorganization changes, the Company adopted a new segment reporting structure for its operations as of December 31, 2002. Information for 2001 has been reclassified to reflect those changes. The Company's Divisions are aggregated into three reportable segments and an "all other" category labeled Other Infrastructure Products and Services. These segments and the types of products and services offered include the following:

MILL SERVICES SEGMENT
This segment provides mill services, principally for the global steel industry. Mill services include slag processing, marketing and disposal; metal reclamation; slab management systems; materials handling; scrap management programs; in-plant transportation; and a variety of other services. Similar services are provided to non-ferrous metallurgical industries, such as aluminum, nickel and copper.

ACCESS SERVICES SEGMENT
Major products and services include the rental and sales of scaffolding, powered access equipment, shoring and concrete forming products as well as erection and dismantling services and a variety of other access equipment services.

Products and services are provided to the oil, chemical and petrochemical industries; commercial and industrial construction firms; public utilities; industrial plants; and infrastructure repair and maintenance markets.

GAS AND FLUID CONTROL SEGMENT
Major products and services are gas containment cylinders and tanks; cryogenic equipment; valves, regulators and gauges, for scuba and life support equipment; and air-cooled heat exchangers.

Major customers include various industrial markets; petrochemical sectors; natural gas and process industries; propane, compressed gas, life support, scuba and refrigerant gas industries; gas equipment companies; automotive industry; welding distributors; medical laboratories; beverage carbonation users; and the animal husbandry industry.

OTHER INFRASTRUCTURE PRODUCTS AND SERVICES ("ALL OTHER") CATEGORY
Major products and services include granules for asphalt roofing shingles and slag abrasives for industrial surface preparation derived from coal slag; railway track maintenance equipment and services; industrial grating; and process equipment, including industrial blenders, dryers, mixers, water heaters and boilers.

Major customers include asphalt roofing manufacturers; private and government-owned railroads worldwide; urban mass transit operators; and industrial plants. Other customers include the chemical, food processing and pharmaceutical industries; and the institutional building and retrofit markets.

OTHER INFORMATION
The measurement basis of segment profit or loss is operating income. Sales of the Company in the United States and the United Kingdom exceeded 10% of consolidated sales with 43% and 21%, respectively, in 2003; 46% and 21%, respectively, in 2002; and 50% and 19%, respectively, in 2001. No single customer represented 10% or more of the Company's sales during 2003, 2002 or 2001. There are no significant inter-segment sales.

Corporate assets include principally cash, prepaid pension costs and United States deferred taxes. Assets in the United Kingdom represent 25% of total assets excluding corporate assets as of December 31, 2003 and 2002, and are disclosed separately in the geographic area information.

SEGMENT INFORMATION

                                                                           TWELVE MONTHS ENDED
                                             --------------------------------------------------------------------------------

                                                DECEMBER 31, 2003           DECEMBER 31, 2002          DECEMBER 31, 2001 (a)

                                                           OPERATING                    OPERATING                  OPERATING
      (IN MILLIONS)                          SALES (b)     INCOME (c)     SALES (b)     INCOME (c)     SALES (b)   INCOME (c)
     ------------------------------------------------------------------------------------------------------------------------
     Mill Services Segment                   $   827.5     $    85.9      $   696.8     $    73.5     $   664.7     $    57.5

     Access Services Segment                     619.1          37.4          587.9          41.7         583.4          59.1

     Gas and Fluid Control Segment               335.1          17.0          350.6          23.0         400.1          24.3
     ------------------------------------------------------------------------------------------------------------------------

     Segment Totals                            1,781.7         140.3        1,635.3         138.2       1,648.2         140.9

     Other Infrastructure Products and
         Services ("all other") Category         336.8          34.0          341.4          37.6         377.0          23.1

     General Corporate                              --          (0.4)            --           0.2            --           3.7
     ------------------------------------------------------------------------------------------------------------------------

     Consolidated Totals                     $ 2,118.5     $   173.9      $ 1,976.7     $   176.0     $ 2,025.2     $   167.7
     ========================================================================================================================

      (a) Segment information for 2001 has been reclassified to conform with the current presentation. Additionally, in order to comply with the Financial Accounting Standards Board (FASB) Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," 2001 information has been reclassified for comparative purposes.
      (b)  Sales from continuing operations to unaffiliated customers.
      (c)  Operating income (loss) from continuing operations.

RECONCILIATION OF SEGMENT OPERATING INCOME TO CONSOLIDATED INCOME
BEFORE INCOME TAXES AND MINORITY INTEREST

                                                                               TWELVE MONTHS ENDED
                                                                      -------------------------------------
                                                                      DECEMBER 31   DECEMBER 31   DECEMBER 31
     (IN MILLIONS)                                                        2003          2002       2001 (a)
     ------------------------------------------------------------------------------------------------------
     Segment operating income                                          $  140.3      $  138.2      $  140.9

     Other Infrastructure Products and Services
        ("all other") Category                                             34.0          37.6          23.1

     General Corporate Income (Expense)                                    (0.4)          0.2           3.7
     ------------------------------------------------------------------------------------------------------

     Operating income from continuing operations                          173.9         176.0         167.7

     Equity in income (loss) of affiliates, net                             0.3           0.3          (1.8)

     Interest Income                                                        2.2           3.7           5.6

     Interest Expense                                                     (40.5)        (43.3)        (53.2)

     ------------------------------------------------------------------------------------------------------
     Income from continuing operations before income taxes
       and minority interest                                           $  135.9      $  136.7      $  118.3
     ======================================================================================================

      (a)  In order to comply with the Financial Accounting Standards Board
           (FASB) Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," 2001 information has been reclassified for comparative purposes.


SEGMENT INFORMATION

                                                                                                 DEPRECIATION AND
                                                          ASSETS (a)                             AMORTIZATION (b)
                                           -------------------------------------     -------------------------------------
      (IN MILLIONS)                           2003          2002        2001 (c)        2003          2002         2001 (c)
     ---------------------------------------------------------------------------------------------------------------------
     Mill Services Segment                 $   898.0     $   766.8     $   806.6     $    96.9     $    86.2     $    93.7

     Access Services Segment                   696.2         685.4         646.5          41.7          37.4          41.6

     Gas and Fluid Control Segment             251.8         248.1         292.5          14.1          15.0          19.6
     ---------------------------------------------------------------------------------------------------------------------

     Segment Totals                          1,846.0       1,700.3       1,745.6         152.7         138.6         154.9

     Other Infrastructure Products and
       Services ("all other") Category         203.4         216.5         260.0          14.8          15.8          20.3

     Corporate                                  88.6          82.5          85.2           1.4           1.3           1.3
     ---------------------------------------------------------------------------------------------------------------------
           Total                           $ 2,138.0     $ 1,999.3     $ 2,090.8     $   168.9     $   155.7     $   176.5
     =====================================================================================================================

      (a) Assets from discontinued operations of $1.0 million, $1.3 million and $22.5 million in 2003, 2002 and 2001, respectively, are included in the Gas and Fluid Control Segment.
      (b) Depreciation and amortization from discontinued operations of $0.5 million and $1.8 million in 2002 and 2001, respectively, are included in the Gas and Fluid Control Segment.
      (c) Segment information for 2001 has been reclassified to conform with the current presentation.



                                                                 CAPITAL EXPENDITURES (a)
     ---------------------------------------------------------------------------------------

      (IN MILLIONS)                                         2003         2002        2001 (b)
     ---------------------------------------------------------------------------------------
     Mill Services Segment                                $   88.1     $   62.5     $   77.5

     Access Services Segment                                  41.2         34.3         47.6

     Gas and Fluid Control Segment                             8.0          8.7         13.6
     ---------------------------------------------------------------------------------------

     Segment Totals                                          137.3        105.5        138.7

     Other Infrastructure Products and
       Services ("all other") Category                         6.1          8.4         17.1

     Corporate                                                 0.4          0.4          0.3
     ---------------------------------------------------------------------------------------
           Total                                          $  143.8     $  114.3     $  156.1
     =======================================================================================

      (a) Capital Expenditures from discontinued operations of $0.6 million and $2.3 million in 2002 and 2001, respectively, are included in the Gas and Fluid Control Segment.
      (b) Segment information for 2001 has been reclassified to conform with the current presentation.


INFORMATION BY GEOGRAPHIC AREA (a)

GEOGRAPHIC AREA                                    SALES TO UNAFFILIATED CUSTOMERS                     ASSETS
                                                  ------------------------------------  -----------------------------------
(IN MILLIONS)                                       2003         2002       2001 (b)       2003         2002         2001
---------------------------------------------------------------------------------------------------------------------------
United States                                     $  902.4     $  903.2     $1,007.2     $  650.0     $  648.4     $  745.4

United Kingdom                                       453.4        405.7        389.8        506.6        477.7        565.3

All Other                                            762.7        667.8        628.2        892.8        790.7        694.9
---------------------------------------------------------------------------------------------------------------------------

Totals excluding Corporate                        $2,118.5     $1,976.7     $2,025.2     $2,049.4     $1,916.8     $2,005.6
===========================================================================================================================

  (a) Revenues are attributed to individual countries based on the location of the facility generating the revenue.
  (b) In order to comply with the Financial Accounting Standards Board (FASB) Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," 2001 information has been reclassified for comparative purposes.

INFORMATION ABOUT PRODUCTS AND SERVICES

                                                                     ----------------------------------
PRODUCT GROUP                                                         SALES TO UNAFFILIATED CUSTOMERS
                                                                     ----------------------------------
(IN MILLIONS)                                                          2003         2002         2001
-------------------------------------------------------------------------------------------------------
Mill services                                                        $  827.5     $  696.8     $  664.7

Access services                                                         619.1        587.9        583.4

Industrial gas products                                                 293.9        307.8        326.7

Railway track maintenance services and equipment                        173.1        157.2        167.2

Industrial abrasives and roofing granules                                68.9         68.7         66.9

Industrial grating products                                              66.2         86.0        107.1

Heat exchangers                                                          41.2         42.8         73.4

Powder processing equipment and heat transfer products                   28.6         28.5         30.0

Medical waste disposal (divested in 2002)                                  --          1.0          5.8
-------------------------------------------------------------------------------------------------------
Consolidated Sales                                                   $2,118.5     $1,976.7     $2,025.2
=======================================================================================================

15.       OTHER (INCOME) AND EXPENSES

In the years 2003, 2002 and 2001, the Company recorded pre-tax Other (income) and expenses from continuing operations of $7.0 million, $3.5 million and $22.8 million, respectively:

                                                         OTHER (INCOME) AND EXPENSES
                                                    ------------------------------------
     (IN THOUSANDS)                                   2003          2002         2001 (a)
     -----------------------------------------------------------------------------------
     Net gains                                      $ (3,543)     $ (7,091)     $ (6,880)

     Impaired asset write-downs                          168           204        15,181

     Employee termination benefit costs                6,064         7,140        10,135

     Costs to exit activities                          2,725         1,934         2,584

     Other expense                                     1,541         1,286         1,766
     -----------------------------------------------------------------------------------

     Total                                          $  6,955      $  3,473      $ 22,786
     ===================================================================================

     (a) As permitted by the Financial Accounting Standards Board (FASB) Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," 2001 information has been reclassified for comparative purposes.

NET GAINS
Net gains are recorded from the sales of redundant properties (primarily land, buildings and related equipment) and non-core assets. In 2003, this included $2.5 million in the Access Services Segment and $0.7 million in the Mill Services Segment.

In 2002, net gains included $2.2 million in the Access Services Segment as well as $1.9 million for assets of a product line in the Other Infrastructure Products and Services ("all other") Category. A $2.7 million net gain was also realized from the sale of an equity investment which was part of the Mill Services Segment.

In 2001, net gains on the sale of redundant properties were recorded at the Corporate Headquarters for $2.7 million, in the Gas and Fluid Control Segment for $1.9 million and in the Other Infrastructure Products and Services ("all other") Category for $1.0 million. Also included in the Other Infrastructure Products and Services ("all other") Category was a $0.9 million net gain related to the sale of non-core product lines.

Cash proceeds associated with these gains are included in Proceeds from the sale of assets in the investing activities section of the Consolidated Statements of Cash Flows.

IMPAIRED ASSET WRITE-DOWNS
Impaired asset write-downs in 2001 included principally valuation reserves recorded for certain investments in property, plant and equipment. This included a pre-tax write down of $9.8 million in the Other Infrastructure Products and Services ("all other") Category of which $8.0 million related to an underperforming plant in the United States associated with the Company's roofing granules business. The plant was sold in 2002. In addition, $4.8 million was recorded in the Mill Services Segment related to fixed plant and equipment associated with steel mill customers which filed for reorganization proceedings under local laws in principally the United States and Asia. Also, during 2001, $0.6 million of impaired asset write-downs were recorded by the Gas and Fluid Control Segment.

Impairment losses were measured as the amount by which the carrying amount of assets exceeded their estimated fair value. Fair value was estimated based upon the expected future realizable cash flows including anticipated selling prices.

Non-cash impaired asset write-downs are included in Other (income) and expenses in the Consolidated Statements of Cash Flows as adjustments to reconcile net income to net cash provided by operating activities.

EMPLOYEE TERMINATION BENEFIT COSTS
The Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," (SFAS 146) on January 1, 2003. This standard addresses involuntary termination costs associated with one-time benefit arrangements provided as part of an exit or disposal activity. These costs and the related liabilities are recognized by the Company when a formal plan for reorganization is approved at the appropriate level of management and communicated to the affected employees. Additionally, costs associated with on-going benefit arrangements, or in certain countries where statutory requirements dictate a minimum required benefit, are recognized when they are probable and estimable, in accordance with existing guidance in SFAS No. 112, "Employers' Accounting for Postemployment Benefits," (SFAS 112).

The total amount of employee termination benefit costs incurred for the years 2003, 2002 and 2001 was as follows. None of the actions are expected to incur any additional costs.

     ----------------------------------------------------------------------------------------------------------
                                                                             EMPLOYEE TERMINATION BENEFIT COSTS
                                                                             ----------------------------------
     (IN THOUSANDS)                                                            2003         2002        2001
     ----------------------------------------------------------------------------------------------------------
     Mill Services Segment                                                   $  3,101     $  3,591     $  4,813

     Access Services Segment                                                    1,778        1,722           26

     Gas and Fluid Control Segment                                                252          375        3,577

     Other Infrastructure Products and Services
       ("all other") Category                                                     671        1,347        1,624


     Corporate                                                                    262          105           95
     ----------------------------------------------------------------------------------------------------------

     Total                                                                   $  6,064     $  7,140     $ 10,135
     ==========================================================================================================

The terminations for the years 2001 to 2003 occurred principally in Europe and the United States.

The following table summarizes employee termination benefit costs and payments (associated with continuing operations) related to reorganization actions initiated prior to January 1, 2004:

                                                                   ORIGINAL REORGANIZATION ACTION PERIOD

     (IN THOUSANDS)                                                 2003            2002            2001
     =====================================================================================================
     Employee termination benefits expense                        $  6,064        $  7,140        $ 10,135
     -----------------------------------------------------------------------------------------------------
     Payments:
          In 2001                                                     --              --            (6,142)
          In 2002                                                     --            (4,438)         (1,997)
          In 2003                                                   (3,838)         (2,627)         (2,215)
     -----------------------------------------------------------------------------------------------------
     Total payments:                                                (3,838)         (7,065)        (10,354)
     Other (principally foreign currency translation):                  58              42             254
     -----------------------------------------------------------------------------------------------------
     Remaining payments as of December 31, 2003                   $  2,284        $    117        $     35
     =====================================================================================================

The payments for employee termination benefit costs are reflected as uses of operating cash in the Consolidated Statements of Cash Flows.

COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES
Costs associated with exit or disposal activities are recognized in accordance with SFAS 146 and are included as a component of Other expenses in the Company's Consolidated Statements of Income. SFAS 146 addresses involuntary termination costs (as discussed above) and other costs associated with exit or disposal activities (exit costs). Costs to terminate a contract that is not a capital lease are recognized when an entity terminates the contract or when an entity ceases using the right conveyed by the contract. This includes the costs to terminate the contract before the end of its term or the costs that will continue to be incurred under the contract for its remaining term without economic benefit to the entity (lease run-out costs). Other costs associated with an exit or disposal activity (e.g., costs to consolidate or close facilities and relocate employees) are recognized and measured at their fair value in the period in which the liability is incurred. In 2003, $2.7 million of exit costs were incurred. These were principally lease run-out and termination costs and relocation costs for mainly the Mill Services and Access Services Segments.

TWO-YEAR SUMMARY OF QUARTERLY RESULTS
(UNAUDITED)

     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                                 2003
                                                         --------------------------------------------
     QUARTERLY                                             FIRST      SECOND       THIRD      FOURTH
     ------------------------------------------------------------------------------------------------
          Sales                                          $  487.9    $  536.4    $  530.2    $  564.0

          Gross profit (a)                                  112.2       132.6       130.2       139.1

          Net income                                         12.5        25.6        28.5        25.6

          Basic earnings per share                            .31         .63         .70         .63

          Diluted earnings per share                          .31         .63         .69         .62
     ================================================================================================


     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                                 2002
                                                         --------------------------------------------
     QUARTERLY                                             FIRST      SECOND(b)    THIRD      FOURTH
     ------------------------------------------------------------------------------------------------
          Sales                                          $  458.6    $  510.3    $  510.5    $  497.3

          Gross profit (a)                                  114.1       131.5       126.8       122.6

          Net income                                         14.2        26.2        25.7        24.1

          Basic earnings per share                            .35         .65         .63         .59

          Diluted earnings per share                          .35         .64         .63         .59
     ================================================================================================

     (a) Gross profit is defined as Sales less costs and expenses associated directly with or allocated to products sold or services rendered.
     (b) Sales and Gross profit have been reclassified to include the results of IKG Industries that were originally classified as discontinued operations as of June 30, 2002. Due to management's decision not to sell this business, it is no longer classified as discontinued operations.


COMMON STOCK PRICE AND DIVIDEND INFORMATION
(UNAUDITED)

                                                MARKET PRICE PER SHARE
                                                ----------------------       DIVIDENDS DECLARED
                                                HIGH               LOW           PER SHARE
     --------------------------------------------------------------------------------------
     2003
     First Quarter                           $    32.60        $    27.50        $    .2625
     Second Quarter                               36.88             30.30             .2625
     Third Quarter                                39.49             35.14             .2625
     Fourth Quarter                               44.39             37.06             .2750


     2002
     First Quarter                           $    39.76        $    32.00        $      .25
     Second Quarter                               44.48             34.32               .25
     Third Quarter                                38.39             25.75               .25
     Fourth Quarter                               32.28             24.20             .2625
     ======================================================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

            None.

ITEM 9A.       CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date of their evaluation.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). Other information required by this Item is incorporated by reference to the sections entitled "Director Information" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the 2004 Proxy Statement.

In 2003, the Company updated its Code of Ethics for the Chief Executive Officer and Senior Financial Officers (the "Code"). A copy of the Code may be found on the Internet at the Company's website, www.harsco.com. The Company intends to disclose on our website any amendments to the Code or any waiver from a provision of the Code.


ITEM 11.       EXECUTIVE COMPENSATION

Information regarding compensation of executive officers and directors is incorporated by reference to the sections entitled "Board Compensation Committee Report on Executive Compensation"; "Executive Compensation and Other Information"; "Stock Options"; "Options Exercises and Holdings"; "Stock Performance Graph"; "Retirement Plans"; "Employment Agreements with Officers of the Company"; and "Directors' Compensation" of the 2004 Proxy Statement.


ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the sections entitled "Share Ownership of Certain Beneficial Owners" and "Share Ownership of Management" of the 2004 Proxy Statement.


EQUITY COMPENSATION PLAN INFORMATION
The Company maintains the 1995 Executive Incentive Compensation Plan and the 1995 Non-Employee Directors' Stock Plan, which allow the Company to grant equity awards to eligible persons. Upon shareholder approval of these two plans in 1995, the Company terminated the use of the 1986 Stock Option Plan for granting stock option awards.

The Company also assumed options under the SGB Group Plc Discretionary Share Option Plan 1997 (the "SGB Plan") upon Harsco's acquisition of SGB Group Plc ("SGB") in 2000. At the time of the acquisition, various employees of the U.K.-based SGB held previously granted stock options under the SGB Plan. Harsco authorized the issuance of Harsco common stock to fulfill these SGB Plan stock options upon exercise from time to time. Harsco has not made any additional stock option grants under the SGB Plan since the acquisition and will not make any further grants in the future.

The following table gives information about equity awards under these plans as of December 31, 2003. All securities referred to are shares of Harsco common stock.

     ---------------------------------------------------------------------------------------------------------------------
                                                (a)                           (b)                            (c)
                                                                                                   Number of securities
                                                                                                 remaining available for
                                    Number of securities to be     Weighted-average exercise      future issuance under
                                      issued upon exercise of        price of outstanding       equity compensation plans
                                        outstanding options,         options, warrants and       (excluding securities
     Plan category                      warrants and rights                 rights               reflected in column(a))
     ---------------------------------------------------------------------------------------------------------------------
     Equity compensation plans
         approved by security
         holders (1)                         1,679,028                      $30.74                        1,468,831

     Equity compensation plans
         not approved by
         security holders                       16,052(2)                   $28.01(3)                          --
     ---------------------------------------------------------------------------------------------------------------------
     Total                                   1,695,080                      $30.72                        1,468,831
     =====================================================================================================================

     (1) Plans include the 1986 Stock Option Plan, as amended, the 1995 Executive Incentive Compensation Plan, as amended, and the 1995 Non-Employee Directors' Stock Plan.
     (2) Represents the shares of Harsco common stock issuable as replacement option shares in satisfaction of the exercise of stock options granted by SGB under the SGB Plan as described below. This plan is not a material equity compensation plan of the Company.
     (3) These stock options denominate the exercise price in U.K. pounds sterling. The price shown is translated into U. S. dollars at an exchange rate of $1.7859 effective December 31, 2003.

Description of the Equity Compensation Plan Not Approved by Security Holders
----------------------------------------------------------------------------

The SGB Group Plc Discretionary Share Option Plan 1997

Upon the acquisition of SGB in June 2000, Harsco authorized the assumption of outstanding options granted under the SGB Plan and the issuance of options ("Harsco Replacement Options") exercisable for shares of Harsco common stock in exchange for options granted by SGB pursuant to the SGB Plan and exercisable for shares of SGB common stock ("SGB Options"). On June 30, 2000, Harsco commenced an offer ("Option Exchange Offer") to the holders of SGB Options for an equivalent Harsco Replacement Option. Upon completion of the Option Exchange Offer, each SGB Option exercisable for one SGB share was exchanged for a Harsco Replacement Option exercisable for a fraction, equal to 0.1362, of one share of Harsco common stock. The Company has authorized the issuance of Harsco common stock from treasury or from authorized but unissued shares as necessary to fulfill the terms of the Harsco Replacement Options. The maximum number of shares of Harsco common stock that were issuable upon exercise of the Harsco Replacement Options was 61,097. Only those SGB participants who accepted the Option Exchange Offer and received Harsco Replacement Options were eligible to continue participation in the SGB Plan. SGB Options were granted under the Plan on five different dates prior to the acquisition. The exercise prices of the Harsco Replacement Options vary depending on the original SGB Option date of grant and range from 1145.0 U.K. pence to 2092.0 U.K. pence. The options are exercisable during the period commencing on the third anniversary of the date the original SGB Options were granted and ending on the day before the tenth anniversary of the date the SGB Options were granted. If a participant ceases to be an Eligible Employee (as defined under the Plan), the participant's Harsco Replacement Options will lapse, except in the event that the participant ceases to be an Eligible Employee due to death or injury, disability, redundancy or retirement.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is incorporated by reference to the section entitled "Employment Agreements with Officers of the Company" of the 2004 Proxy Statement.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is incorporated by reference to the section entitled "Fees Billed by the Accountants for Audit and Non-Audit Services" of the 2004 Proxy Statement.

                                     PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

               (a) 1. The Consolidated Financial Statements are listed in the index to Item 8, "Financial Statements and Supplementary Data," on page 34.

               (a) 2. The following financial statement schedule should be read in conjunction with the Consolidated Financial Statements (see Item 8, "Financial Statements and Supplementary Data"):

                                                                            Page
                                                                            ----
                              Report of Independent Auditors on Financial
                                Statement Schedule                           78

                              Schedule II - Valuation and Qualifying
                                Accounts for the years 2003, 2002 and 2001   79

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

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE






            PRICEWATERHOUSECOOPERS [LOGO]
            -----------------------------



            To the Board of Directors of
            Harsco Corporation:

            Our audits of the consolidated financial statements referred to in our report dated February 4, 2004 appearing in this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




            /s/ PricewaterhouseCoopers LLP
            ------------------------------------
            PricewaterhouseCoopers LLP
            Philadelphia, Pennsylvania
            February 4, 2004

                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
                              CONTINUING OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                        COLUMN C               COLUMN D
                                                        --------               --------
      COLUMN A                          COLUMN B       Additions        (Deductions) Additions               COLUMN E
      --------                          --------       ---------      ---------------------------            --------
                                                                        Due to
                                       Balance at      Charged to      Currency
                                      Beginning of      Cost and      Translation                           Balance at
Description                              Period         Expenses      Adjustments        Other(a)         End of Period
-----------                              ------         --------      -----------        --------         -------------
FOR THE YEAR 2003:

      Deducted from Receivables:
        Uncollectible accounts          $ 36,483        $  3,389        $  1,609         $(16,869)(b)        $ 24,612
                                        ========        ========        ========         ========            ========

      Deducted from Inventories:
        Inventory valuations            $  4,541        $  2,775        $    535         $ (1,901)           $  5,950
                                        ========        ========        ========         ========            ========

      Other Reorganization and
        Valuation Reserves              $  8,373        $  7,409        $    643         $ (9,733)           $  6,692
                                        ========        ========        ========         ========            ========

FOR THE YEAR 2002:

      Deducted from Receivables:
        Uncollectible accounts          $ 32,495        $  6,913        $  1,655         $ (4,580)           $ 36,483
                                        ========        ========        ========         ========            ========

      Deducted from Inventories:
        Inventory valuations            $  5,487        $  2,514        $    467         $ (3,927)           $  4,541
                                        ========        ========        ========         ========            ========

      Other Reorganization and
        Valuation Reserves              $ 19,559        $  7,709        $    764         $(19,659)(c)        $  8,373
                                        ========        ========        ========         ========            ========

FOR THE YEAR 2001:

      Deducted from Receivables:
        Uncollectible accounts          $ 25,873        $ 12,612        $   (495)        $ (5,495)           $ 32,495
                                        ========        ========        ========         ========            ========

      Deducted from Inventories:
        Inventory valuations            $  8,809        $  2,916        $   (331)        $ (5,907)           $  5,487
                                        ========        ========        ========         ========            ========

      Other Reorganization and
        Valuation Reserves              $ 23,841        $  9,135        $   (536)        $(12,881)           $ 19,559
                                        ========        ========        ========         ========            ========

(a)   Includes principally the use of previously reserved balances.
(b) Includes $6,276 for the write-off of two accounts receivable in the Mill Services Segment as well as the write-off of other accounts receivable for all segments.
(c)   Includes the use of previously reserved Bio-Oxidation balance of $10,377.

(a) 3. Listing of Exhibits Filed with Form 10-K

EXHIBIT
NUMBER                      DATA REQUIRED                                                             LOCATION IN 10-K
------                      -------------                                                             ----------------
3(a)            Articles of Incorporation as amended April 24, 1990                                   Exhibit volume, 1990 10-K

3(b)            Certificate of Amendment of Articles of Incorporation filed June 3, 1997              Exhibit volume, 1999 10-K

3(c)            Certificate of Designation filed September 25, 1997                                   Exhibit volume, 1997 10-K

3(d)            By-laws as amended April 25, 1990                                                     Exhibit volume, 1990 10-K

4(a)            Harsco Corporation Rights Agreement dated as of September 28, 1997, with Chase        Incorporated by reference to
                   Mellon Shareholder Services L.L.C.                                                    Form 8-A, filed September
                                                                                                         26, 1997

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

4(g)            Harsco Finance B. V.(pound)200 million, 7.25% Guaranteed Notes due 2010               Exhibit to 10-Q for the period
                                                                                                         ended September 30, 2000

4(h)(i)         Indenture, dated as of May 1, 1985, by and between Harsco Corporation and The         Exhibit to Form 8-K dated
                  Chase Manhattan Bank (National Association), as trustee (incorporated                  September 8, 2003
                  herein by reference to Exhibit 4(d) to the Registration Statement on Form
                  S-3, filed by Harsco Corporation on August 23, 1991 (Reg. No. 33-42389))

4(h)(ii)        First Supplemental Indenture, dated as of April 12, 1995, by and among Harsco         Exhibit to Form 8-K dated
                  Corporation, The Chase Manhattan Bank (National Association), as resigning             September 8, 2003
                  trustee, and Chemical Bank, as successor trustee

4(h)(iii)       Form of Second Supplemental Indenture, by and between Harsco Corporation and          Exhibit to Form 8-K dated
                   JPMorgan Chase Bank, as Trustee                                                       September 8, 2003

4(h)(iv)        Second Supplemental Indenture, dated as of September 12, 2003, by and between         Exhibit to 10-Q for the period
                   Harsco Corporation and J.P. Morgan Chase Bank, as Trustee                             ended September 30, 2003

EXHIBIT
NUMBER                      DATA REQUIRED                                                             LOCATION IN 10-K
------                      -------------                                                             ----------------
4(i)(i)         Form of 5.125% Global Senior Note due September 15, 2013                              Exhibit to Form 8-K dated
                                                                                                         September 8, 2003

4(i)(ii)        5.125% 2003 Notes due September 15, 2013 described in Prospectus Supplement           Incorporated by reference to
                   dated September 8, 2003 to Form S-3, Registration under Rule 415 dated                the Prospectus Supplement
                   December 15, 1994                                                                     dated September 8, 2003 to
                                                                                                         Form S-3 Registration No.
                                                                                                         33-56885 dated December 15,
                                                                                                         1994

            MATERIAL CONTRACTS - CREDIT AND UNDERWRITING AGREEMENTS

10(a)(i)        $50,000,000 Facility agreement dated December 15, 2000                                Exhibit volume, 2000 10-K

10(a)(ii)       Agreement extending term of $50,000,000 Facility agreement dated December             Exhibit volume, 2001 10-K
                   15, 2000

10(a)(iii)      Agreement amending term and amount of $50,000,000 Facility agreement dated            Exhibit volume, 2002 10-K
                   December 15, 2000

10(a)(iv)       Agreement extending term of $50,000,000 Facility agreement dated December             Exhibit volume, 2003 10-K
                    15, 2000

10(b)           Commercial Paper Dealer Agreement dated September 24, 2003, between ING Belgium       Exhibit volume, 2003 10-K
                   SA/NV and Harsco Finance B.V.

10(c)           Commercial Paper Payment Agency Agreement Dated October 1, 2000, Between Salomon      Exhibit volume, 2000 10-K
                   Smith Barney Inc. and Harsco Corporation

10(e)           Issuing and Paying Agency Agreement, Dated October 12, 1994, Between Morgan           Exhibit volume, 1994 10-K
                   Guaranty Trust Company of New York and Harsco Corporation

10(g)           364-Day Credit Agreement                                                              Exhibit to 10-Q for the period
                                                                                                         ended September 30, 2003

10(h)(i)        Five Year Credit Agreement                                                            Exhibit to 10-Q for the period
                                                                                                         ended September 30, 2000

10(h)(ii)       Amendment No. 1 dated as of September 27, 2002, to the Five-Year Credit               Exhibit to 10-Q for the period
                   Agreement dated as of September 29, 2000                                              ended September 30, 2003

10(h)(iii)      Amendment No. 2 dated as of August 15, 2003, to the Five Year Credit Agreement        Exhibit to 10-Q for the period
                   dated as of September 29, 2000                                                        ended September 30, 2003

EXHIBIT
NUMBER                      DATA REQUIRED                                                             LOCATION IN 10-K
------                      -------------                                                             ----------------
10(i)           Commercial Paper Dealer Agreement dated June 7, 2001, between Citibank                Exhibit to 10-Q for the period
                   International plc, National Westminster Bank plc, The Royal Bank of Scotland          ended June 30, 2001
                   plc and Harsco Finance B.V.

10(j)           Commercial Paper Placement Agency Agreement dated November 6, 1998, between Chase     Exhibit volume, 1998 10-K
                    Securities, Inc. and Harsco Corporation

10(w)           Commercial Paper Placement Agency Agreement dated April 12, 2002, between Credit      Exhibit volume, 2002 10-K
                    Suisse First Boston Corp. and Harsco Corporation

            MATERIAL CONTRACTS - MANAGEMENT CONTRACTS AND COMPENSATORY PLANS

10(k)           Harsco Corporation Supplemental Retirement Benefit Plan as amended October 4, 2002    Exhibit volume, 2002 10-K

10(l)           Trust Agreement between Harsco Corporation and Dauphin Deposit Bank and Trust         Exhibit volume, 1987 10-K
                   Company dated July 1, 1987 relating to the Supplemental Retirement Benefit Plan

10(m)           Harsco Corporation Supplemental Executive Retirement Plan as amended                  Exhibit volume, 1991 10-K

10(n)           Trust Agreement between Harsco Corporation and Dauphin Deposit Bank and Trust         Exhibit volume, 1988 10-K
                   Company dated November 22, 1988 relating to the Supplemental Executive
                   Retirement Plan

10(o)(i)        1995 Executive Incentive Compensation Plan                                            Proxy Statement dated March
                                                                                                         22, 1995 on Exhibit A pages
                                                                                                         A-1 through A-12

10(o)(ii)       Amendment to 1995 Incentive Compensation Plan                                         Proxy Statement dated March
                                                                                                         23, 1998 on page 23

10(o)(iii)      Amendment to 1995 Incentive Compensation Plan                                         Proxy Statement dated March
                                                                                                         21, 2001 on page 26
10(p)           Authorization, Terms and Conditions of the Annual Incentive Awards, as amended        Exhibit volume, 2001 10-K
                   and Restated November 15, 2001, under the 1995 Executive Incentive
                   Compensation Plan

10(u)           Harsco Corporation Deferred Compensation Plan for Non-Employee Directors, as          Exhibit volume, 2002 10-K
                   amended and restated November 19, 2002

EXHIBIT
NUMBER                      DATA REQUIRED                                                             LOCATION IN 10-K
------                      -------------                                                             ----------------

10(v)           Harsco Corporation 1995 Non-Employee Directors' Stock Plan                            Proxy Statement dated March
                                                                                                         22, 1995 on Exhibit B pages
                                                                                                         B-1 through B-6

10(x)           Settlement and Consulting Agreement                                                   Exhibit to 10-Q for the period
                                                                                                         ended March 31, 2003

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

   "            R. W. Kaplan                                                                               "                   "

10(r)           Special Supplemental Retirement Benefit Agreement for D. C. Hathaway                  Exhibit Volume, 1988 10-K

            DIRECTOR INDEMNITY AGREEMENTS -

10(t)           A. J. Sordoni, III                                                                    Exhibit volume, 1989 10-K
                                                                                                          Uniform agreement, same as
                                                                                                           shown for J. J. Burdge
   "            R. C. Wilburn                                                                              "                   "

   "            J. I. Scheiner                                                                             "                   "

   "            C. F. Scanlan                                                                              "                   "

   "            J. J. Jasinowski                                                                           "                   "

   "            J. P. Viviano                                                                              "                   "

   "            D. H. Pierce                                                                               "                   "

12              Computation of Ratios of Earnings to Fixed Charges                                    Exhibit volume, 2003 10-K

21              Subsidiaries of the Registrant                                                        Exhibit volume, 2003 10-K

23              Consent of Independent Accountants                                                    Exhibit volume, 2003 10-K

31(a)           Certification Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to         Exhibit volume, 2003 10-K
                   Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT
NUMBER                      DATA REQUIRED                                                             LOCATION IN 10-K
------                      -------------                                                             ----------------
31(b)           Certification Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to         Exhibit volume, 2003 10-K
                   Section 302 of the Sarbanes-Oxley Act of 2002

32(a)           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to              Exhibit volume, 2003 10-K
                   Section 906 of the Sarbanes-Oxley Act of 2002

32(b)           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to              Exhibit volume, 2003 10-K
                   Section 906 of the Sarbanes-Oxley Act of 2002

Exhibits other than those listed above are omitted for the reason that they are either not applicable or not material.

The foregoing Exhibits are available from the Secretary of the Company upon receipt of a fee of $10 to cover the Company's reasonable cost of providing copies of such Exhibits.


(b) Reports on Form 8-K

During the fourth quarter 2003 (and thereafter to the date hereof), the Company furnished to the Commission the following reports on Form 8-K under Item 12:

(1) A Form 8-K dated October 23, 2003, furnishing a copy of the press release announcing the Company's third quarter 2003 earnings;

(2) A Form 8-K dated January 29, 2004, furnishing a copy of the press release announcing the Company's fourth quarter and full year of 2003 earnings.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             HARSCO CORPORATION

Date      3-11-04                            By /S/  Salvatore D. Fazzolari
      ----------------------------              --------------------------------
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

SIGNATURE                                      CAPACITY                                   DATE
/S/   Derek C. Hathaway               Chairman, President and Chief                      3-11-04
----------------------------------    Executive Officer                             -----------------
      (Derek C. Hathaway)

/S/   Geoffrey D. H. Butler           Senior Vice President - Operations                 3-11-04
----------------------------------    and Director                                 ------------------
      (Geoffrey D. H. Butler)

/S/   Salvatore D. Fazzolari          Senior Vice President, Chief                       3-11-04
----------------------------------    Financial Officer, Treasurer and             ------------------
      (Salvatore D. Fazzolari)        Director (Principal Financial Officer)

/S/   Stephen J. Schnoor              Vice President and Controller                      3-11-04
----------------------------------    (Principal Accounting Officer)               ------------------
      (Stephen J. Schnoor)

/S/   Jerry J. Jasinowski             Director                                           3-11-04
----------------------------------                                                 ------------------
      (Jerry J. Jasinowski)

/S/   D. Howard Pierce                Director                                           3-11-04
----------------------------------                                                 ------------------
      (D. Howard Pierce)

/S/   Carolyn F. Scanlan              Director                                           3-11-04
----------------------------------                                                 ------------------
      (Carolyn F. Scanlan)

/S/   James I. Scheiner               Director                                           3-11-04
----------------------------------                                                 ------------------
      (James I. Scheiner)

/S/   Andrew J. Sordoni III           Director                                           3-11-04
----------------------------------                                                 ------------------
      (Andrew J. Sordoni III)

/S/   Joseph P. Viviano               Director                                           3-11-04
----------------------------------                                                 ------------------
      (Joseph P. Viviano)

/S/   Dr. Robert C. Wilburn           Director                                           3-11-04
----------------------------------                                                 ------------------
      (Dr. Robert C. Wilburn)