Form 10-Q
period 2004-03-31
HARSCO CORP
filed 2004-05-07
CIK 45876

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------


                                    FORM 10-Q


      [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 2004

                                       OR

      [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____ to ______

                          Commission File Number 1-3970


                              --------------------


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
YES [X]      NO [_]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


               Class                               Outstanding at April 30, 2004
               -----                               -----------------------------
Common stock, par value $1.25 per share                      41,089,740

================================================================================

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                            THREE MONTHS ENDED MARCH 31
                                                                                           ------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                       2004              2003
======================================================================================     ============      ============
REVENUES FROM CONTINUING OPERATIONS:
    Service sales                                                                          $    405,907      $    347,603
    Product sales                                                                               150,366           140,299
--------------------------------------------------------------------------------------     ------------      ------------
      TOTAL REVENUES                                                                            556,273           487,902
--------------------------------------------------------------------------------------     ------------      ------------

COSTS AND EXPENSES FROM CONTINUING OPERATIONS:
    Cost of services sold                                                                       304,792           261,737
    Cost of products sold                                                                       124,196           113,937
    Selling, general and administrative expenses                                                 88,004            80,512
    Research and development expenses                                                               705               872
    Other expenses                                                                                1,620               938
--------------------------------------------------------------------------------------     ------------      ------------
      TOTAL COSTS AND EXPENSES                                                                  519,317           457,996
--------------------------------------------------------------------------------------     ------------      ------------

      OPERATING INCOME FROM CONTINUING OPERATIONS                                                36,956            29,906

Equity in income of affiliates, net                                                                  97               162
Interest income                                                                                     714               697
Interest expense                                                                                (10,282)          (10,267)
--------------------------------------------------------------------------------------     ------------      ------------

      INCOME FROM CONTINUING OPERATIONS BEFORE
        INCOME TAXES AND MINORITY INTEREST                                                       27,485            20,498

Income tax expense                                                                               (8,527)           (6,350)
--------------------------------------------------------------------------------------     ------------      ------------

      INCOME FROM CONTINUING OPERATIONS BEFORE
        MINORITY INTEREST                                                                        18,958            14,148

Minority interest in net income                                                                  (2,101)           (1,678)
--------------------------------------------------------------------------------------     ------------      ------------

INCOME FROM CONTINUING OPERATIONS                                                                16,857            12,470
--------------------------------------------------------------------------------------     ------------      ------------

DISCONTINUED OPERATIONS:
    Income/(loss) from operations of discontinued business                                           10              (212)
    Gain/(loss) on disposal of discontinued business                                               (147)              295
    Income related to discontinued defense business                                                 224                --
    Income tax expense                                                                              (20)              (30)
--------------------------------------------------------------------------------------     ------------      ------------
INCOME FROM DISCONTINUED OPERATIONS                                                                  67                53
--------------------------------------------------------------------------------------     ------------      ------------
      NET INCOME                                                                           $     16,924      $     12,523
======================================================================================     ============      ============

Average shares of common stock outstanding                                                       40,937            40,543

Basic earnings per common share:
    Continuing operations                                                                  $        .41      $        .31
    Discontinued operations                                                                          --                --
--------------------------------------------------------------------------------------     ------------      ------------
BASIC EARNINGS PER COMMON SHARE                                                            $        .41      $        .31
======================================================================================     ============      ============

Diluted average shares of common stock outstanding                                               41,461            40,654

Diluted earnings per common share:
    Continuing operations                                                                  $        .41      $        .31
    Discontinued operations                                                                          --                --
--------------------------------------------------------------------------------------     ------------      ------------
DILUTED EARNINGS PER COMMON SHARE                                                          $        .41      $        .31
======================================================================================     ============      ============
CASH DIVIDENDS DECLARED PER COMMON SHARE                                                   $       .275      $      .2625
======================================================================================     ============      ============

See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                                             MARCH 31         DECEMBER 31
(IN THOUSANDS)                                                                                 2004             2003 (A)
======================================================================================     ============      ============
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                              $     78,845      $     80,210
    Accounts receivable, net                                                                    467,100           446,875
    Inventories                                                                                 205,925           190,221
    Other current assets                                                                         47,647            47,045
--------------------------------------------------------------------------------------     ------------      ------------
      TOTAL CURRENT ASSETS                                                                      799,517           764,351
--------------------------------------------------------------------------------------     ------------      ------------
Property, plant and equipment, net                                                              868,284           866,332
Goodwill, net                                                                                   410,249           407,846
Other assets                                                                                     97,393            97,483
Assets held for sale                                                                              1,518             2,023
--------------------------------------------------------------------------------------     ------------      ------------
      TOTAL ASSETS                                                                         $  2,176,961      $  2,138,035
======================================================================================     ============      ============

LIABILITIES
CURRENT LIABILITIES:
    Short-term borrowings                                                                  $     17,041      $     14,854
    Current maturities of long-term debt                                                         13,827            14,252
    Accounts payable                                                                            187,388           188,430
    Accrued compensation                                                                         42,255            46,034
    Income taxes                                                                                 45,821            45,116
    Dividends payable                                                                            11,270            11,238
    Other current liabilities                                                                   186,066           175,151
--------------------------------------------------------------------------------------     ------------      ------------
      TOTAL CURRENT LIABILITIES                                                                 503,668           495,075
--------------------------------------------------------------------------------------     ------------      ------------
Long-term debt                                                                                  608,111           584,425
Deferred income taxes                                                                            67,004            66,855
Insurance liabilities                                                                            48,593            47,897
Retirement plan liabilities                                                                     116,146           115,190
Other liabilities                                                                                52,447            50,707
Liabilities associated with assets held for sale                                                    453               898
--------------------------------------------------------------------------------------     ------------      ------------
      TOTAL LIABILITIES                                                                       1,396,422         1,361,047
--------------------------------------------------------------------------------------     ------------      ------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Common stock                                                                                     84,342            84,197
Additional paid-in capital                                                                      124,004           120,070
Accumulated other comprehensive expense                                                        (175,600)         (169,427)
Retained earnings                                                                             1,351,432         1,345,787
Treasury stock                                                                                 (603,639)         (603,639)
--------------------------------------------------------------------------------------     ------------      ------------
      TOTAL SHAREHOLDERS' EQUITY                                                                780,539           776,988
--------------------------------------------------------------------------------------     ------------      ------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $  2,176,961      $  2,138,035
======================================================================================     ============      ============

(a) As permitted by the Financial Accounting Standards Board (FASB) Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," 2003 information has been reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                             THREE MONTHS ENDED MARCH 31
                                                                                           ------------------------------
(IN THOUSANDS)                                                                                2004                  2003
======================================================================================     ============      ============
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                              $     16,924      $     12,523
   Adjustments to reconcile net income to net cash provided (used)
     by operating activities:
       Depreciation                                                                              43,972            39,895
       Amortization                                                                                 552               373
       Equity in income of unconsolidated entities, net                                             (97)             (162)
       Dividends or distributions from unconsolidated entities                                      456                --
       Other, net                                                                                 3,122               507
       Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
           Accounts receivable                                                                  (21,329)          (21,624)
           Inventories                                                                          (15,590)           (7,593)
           Accounts payable                                                                      (3,424)           (6,089)
           Net disbursements related to discontinued defense business                               (76)             (234)
           Other assets and liabilities                                                           7,865            13,580
--------------------------------------------------------------------------------------     ------------      ------------

       NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 32,375            31,176
--------------------------------------------------------------------------------------     ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                                   (46,539)          (30,181)
   Purchase of businesses, net of cash acquired                                                    (434)               --
   Proceeds from sale of assets                                                                   1,818            12,284
--------------------------------------------------------------------------------------     ------------      ------------

       NET CASH USED BY INVESTING ACTIVITIES                                                    (45,155)          (17,897)
--------------------------------------------------------------------------------------     ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Short-term borrowings, net                                                                     2,172            (6,540)
   Current maturities and long-term debt:
           Additions                                                                             41,787            50,133
           Reductions                                                                           (24,471)          (27,219)
   Cash dividends paid on common stock                                                          (11,247)          (10,643)
   Common stock issued-options                                                                    3,493               190
   Other financing activities                                                                       (85)                3
--------------------------------------------------------------------------------------     ------------      ------------

       NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 11,649             5,924
--------------------------------------------------------------------------------------     ------------      ------------

Effect of exchange rate changes on cash                                                            (234)              875
--------------------------------------------------------------------------------------     ------------      ------------

Net increase (decrease) in cash and cash equivalents                                             (1,365)           20,078

Cash and cash equivalents at beginning of period                                                 80,210            70,132
--------------------------------------------------------------------------------------     ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $     78,845      $     90,210
======================================================================================     ============      ============

See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)



                                                                                             THREE MONTHS ENDED MARCH 31
                                                                                           ------------------------------
(IN THOUSANDS)                                                                                 2004              2003
======================================================================================     ============      ============
Net income                                                                                 $     16,924      $     12,523
--------------------------------------------------------------------------------------     ------------      ------------

Other comprehensive income (expense):
   Foreign currency translation adjustments                                                      (3,191)            4,656
   Net gains (losses) on cash flow hedging instruments, net of
     deferred income taxes                                                                          (25)                3
   Pension liability adjustments, net of deferred income taxes                                   (3,061)           22,690
   Reclassification adjustment for loss on cash flow hedging
     instruments, net of deferred income taxes included in net income                               104                --
   Reclassification adjustment for loss on marketable securities,
     net of deferred income taxes included in net income                                             --                 2
--------------------------------------------------------------------------------------     ------------      ------------

Other comprehensive income (expense)                                                             (6,173)           27,351
--------------------------------------------------------------------------------------     ------------      ------------

TOTAL COMPREHENSIVE INCOME                                                                 $     10,751      $     39,874
======================================================================================     ============      ============


See accompanying notes to consolidated financial statements.

                  HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART 1 - FINANCIAL INFORMATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

A.   OPINION OF MANAGEMENT

Financial information furnished herein, which is unaudited, in the opinion of management reflects all adjustments (all of which are of a normal recurring nature) that are necessary to present a fair statement of the interim period. This unaudited interim information should be read in conjunction with the Company's annual Form 10-K filing for the year ended December 31, 2003.


B.   RECLASSIFICATIONS

Certain reclassifications have been made to prior years' amounts to conform with current year classifications. These reclassifications relate principally to segment information, which has been reclassified to conform to the current presentation as described in Note D, "Review of Operations by Segment." Additional reclassifications have been made between the property, plant and equipment accounts and the assets held for sale account to reflect assets currently classified as held for sale as permitted by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

As a result of these reclassifications, certain 2003 amounts presented for comparative purposes will not individually agree with previously filed Forms 10-K or 10-Q.


C.   OPTIONS FOR COMMON STOCK

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

                                                            THREE MONTHS ENDED
                                                                  MARCH 31
    (IN THOUSANDS, EXCEPT PER SHARE)                      2004               2003
    --------------------------------------------------------------------------------
    Net income:
        As reported                                    $   16,924         $   12,523
        Compensation expense (a)                              (96)              (481)
                                                       ----------         ----------
        Pro forma                                      $   16,828         $   12,042
                                                       ==========         ==========
    Basic earnings per share:
        As reported                                    $      .41         $      .31
        Pro forma                                             .41                .30
    Diluted earnings per share:
        As reported                                           .41                .31
        Pro forma                                             .41                .30
    --------------------------------------------------------------------------------

     (a) Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects.

                  HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART 1 - FINANCIAL INFORMATION

D.   REVIEW OF OPERATIONS BY SEGMENT

                                                        THREE MONTHS ENDED               THREE MONTHS ENDED
                                                          MARCH 31, 2004                   MARCH 31, 2003

                                                                    OPERATING
                                                                      INCOME                          OPERATING
                                                     SALES(A)        (LOSS)(B)        SALES(A)        INCOME(B)
    -----------------------------------------------------------------------------------------------------------
      Mill Services Segment                          $236,293        $ 25,250         $188,246        $ 16,729

      Access Services Segment                         157,807           3,400          147,404           4,628

      Gas and Fluid Control Segment (c)                77,562           3,088           68,193           3,327
    -----------------------------------------------------------------------------------------------------------

      Segment Totals                                  471,662          31,738          403,843          24,684

      Other Infrastructure Products and Services
         ("all other") Category (c)                    84,611           6,163           84,059           3,846

      General Corporate                                  --              (945)            --             1,376
    -----------------------------------------------------------------------------------------------------------

      Consolidated Totals                            $556,273        $ 36,956         $487,902        $ 29,906
    ===========================================================================================================

     (a) Sales from continuing operations to unaffiliated customers.

     (b) Operating income (loss) from continuing operations.

     (c) Segment information for prior periods has been reclassified to conform with the current presentation. Due to management changes, effective January 1, 2004, the Air-X-Changers Division is classified in the Other Infrastructure Products and Services ("all other") Category.

     RECONCILIATION OF SEGMENT OPERATING INCOME TO CONSOLIDATED INCOME BEFORE INCOME TAXES AND MINORITY INTEREST

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31
    (IN THOUSANDS)                                                        2004               2003
    ------------------------------------------------------------------------------------------------
    Operating income from continuing operations                        $   36,956         $   29,906

    Equity in income of affiliates, net                                        97                162

    Interest Income                                                           714                697

    Interest Expense                                                      (10,282)           (10,267)

    ------------------------------------------------------------------------------------------------
    Income from continuing operations before income taxes and
      minority interest                                                $   27,485         $   20,498
    ================================================================================================

E.   ACCOUNTS RECEIVABLE AND INVENTORIES

Accounts receivable are net of an allowance for doubtful accounts of $23.2 million and $24.6 million at March 31, 2004 and December 31, 2003, respectively. The provision for doubtful accounts was $1.7 million and $0.5 million for the three months ended March 31, 2004 and 2003, respectively.

                  HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART 1 - FINANCIAL INFORMATION

Inventories consists of the following:

                                                       MARCH 31         DECEMBER 31
     (IN THOUSANDS)                                      2004              2003
    ------------------------------------------------------------------------------
    Finished goods                                    $   55,665        $   59,739
    Work-in-process                                       41,363            32,121
    Raw materials and purchased parts                     84,657            74,231
    Stores and supplies                                   24,240            24,130
    ------------------------------------------------------------------------------

    Total Inventory                                   $  205,925        $  190,221
    ==============================================================================

F.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of:

                                                                                                MARCH 31          DECEMBER 31
    (IN THOUSANDS)                                                                                2004               2003(A)
    --------------------------------------------------------------------------------------------------------------------------
    Land and improvements                                                                    $     39,788         $     39,554
    Buildings and improvements                                                                    177,301              176,168
    Machinery and equipment                                                                     1,781,463            1,803,867
    Uncompleted construction                                                                       49,360               37,505
    --------------------------------------------------------------------------------------------------------------------------
    Gross property, plant and equipment                                                         2,047,912            2,057,094
    Less accumulated depreciation and facilities valuation allowance                           (1,179,628)          (1,190,762)
    --------------------------------------------------------------------------------------------------------------------------
    Net property, plant and equipment                                                        $    868,284         $    866,332
    ==========================================================================================================================

     (a) As permitted by the Financial Accounting Standards Board (FASB) Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," 2003 information has been reclassified for comparative purposes.

G.   GOODWILL AND OTHER INTANGIBLE ASSETS

The following table reflects the changes in carrying amounts of goodwill by segment for the three months ended March 31, 2004:

                                                                                                     OTHER
                                                                                                 INFRASTRUCTURE
                                                                                      GAS AND     PRODUCTS AND
                                                          MILL           ACCESS        FLUID        SERVICES
                                                         SERVICES       SERVICES      CONTROL    ("ALL OTHER")  CONSOLIDATED
(IN THOUSANDS)                                           SEGMENT        SEGMENT       SEGMENT       CATEGORY        TOTALS
----------------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 2003, net of
     accumulated amortization                           $ 208,718      $ 154,298     $  36,693     $   8,137       $ 407,846

Goodwill acquired during year                                --              207          --            --               207

Other (principally foreign currency translation)             (754)         2,950          --            --             2,196

----------------------------------------------------------------------------------------------------------------------------
BALANCE AS OF MARCH 31, 2004, NET OF
    ACCUMULATED AMORTIZATION                            $ 207,964      $ 157,455     $  36,693     $   8,137       $ 410,249
============================================================================================================================

Goodwill is net of accumulated amortization of $104.6 million and $105.2 million at March 31, 2004 and December 31, 2003, respectively.

Intangible assets, which are included in Other assets on the Condensed Consolidated Balance Sheet, totaled $10.3 million, net of accumulated amortization of $8.8 million at March 31, 2004 and $10.4 million, net of accumulated

                  HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART 1 - FINANCIAL INFORMATION

amortization of $8.4 million at December 31, 2003. All intangible assets have been classified as finite-lived and are subject to amortization. The following chart reflects these intangible assets by major category.

                                                MARCH 31, 2004                    DECEMBER 31, 2003
                                        GROSS CARRYING    ACCUMULATED      GROSS CARRYING     ACCUMULATED
    (IN THOUSANDS)                         AMOUNT         AMORTIZATION         AMOUNT         AMORTIZATION
    ----------------------------------------------------------------------------------------------------
    Customer Relationships                 $ 6,459           $   270           $ 6,373           $   196

    Non-compete agreements                   4,862             3,758             4,863             3,671

    Patents                                  4,314             3,441             4,304             3,351

    Other                                    3,451             1,334             3,313             1,197

    ----------------------------------------------------------------------------------------------------
    Total                                  $19,086           $ 8,803           $18,853           $ 8,415
    ====================================================================================================

Amortization expense for intangible assets was $0.4 million and $0.2 million for the three months ended March 31, 2004 and 2003, respectively. The following chart shows the estimated amortization expense for the next five fiscal years based on current intangible assets.

    (IN THOUSANDS)                           2004       2005       2006      2007     2008
    --------------------------------------------------------------------------------------
    Estimated Amortization Expense          $ 1,507    $ 1,321    $ 1,090    $ 895   $ 711

H.   ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

In management's ongoing strategic efforts to increase the Company's focus on core industrial services, certain manufacturing operations have been divested. Effective March 21, 2002, the Board of Directors authorized the sale of the Capitol Manufacturing business, a business unit of the Gas and Fluid Control Segment. A significant portion of the Capitol Manufacturing business was sold on June 28, 2002. The Company continues to recognize income from inventory consigned to the buyer in accordance with the sale agreement and when all revenue recognition criteria have been met. This business has been included in discontinued operations and the assets and liabilities have been separately identified on the Balance Sheet as "held for sale" for all periods presented. There were no sales from discontinued operations for the three months ended March 31, 2004 and 2003 as the business was sold during 2002. The income (loss) from discontinued operations does not include any charges to reduce the book value of the business held for sale to its fair market value less cost to sell, since the estimated fair value of the business exceeded the book value.

Throughout 2003 and 2004, management approved the sale of certain long-lived assets (primarily land and buildings) of the Access Services and Mill Services Segments. Accordingly, these assets have been separately identified on the Balance Sheet as "held for sale" for all periods presented.

The major classes of assets and liabilities "held for sale" included in the Condensed Consolidated Balance Sheet are as follows:

                                                           MARCH 31         DECEMBER 31
(IN THOUSANDS)                                               2004               2003
---------------------------------------------------------------------------------------
ASSETS
Accounts receivable, net                                  $      (54)        $      411
Inventories                                                      194                222
Other current assets                                              20                 20
Property, plant and equipment, net                             1,358              1,370
---------------------------------------------------------------------------------------
TOTAL ASSETS "HELD FOR SALE"                              $    1,518         $    2,023
=======================================================================================

                  HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART 1 - FINANCIAL INFORMATION

                                                           MARCH 31         DECEMBER 31
(IN THOUSANDS)                                               2004               2003
---------------------------------------------------------------------------------------
LIABILITIES
Accounts payable                                          $     --           $      512
Other current liabilities                                        453                386
---------------------------------------------------------------------------------------
TOTAL LIABILITIES ASSOCIATED WITH ASSETS
    "HELD FOR SALE"                                       $      453         $      898
=======================================================================================

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

The settlement does not resolve the claim by the Internal Revenue Service ("IRS") that, contrary to the Company's position, certain cargo truck models sold by the Company should be considered to have gross vehicle weights in excess of the 33,000 pound threshold under FET law, are not entitled to an exemption from FET under any other theory, and therefore are taxable. In 1999, the IRS assessed an increase in FET of $30.4 million plus penalties and applicable interest currently estimated to be $12.4 million and $71.9 million, respectively, as of March 31, 2004. In October 1999, the Company posted an $80 million bond required as security by the IRS. This increase in FET takes into account offsetting credits of $9.2 million, based on a partial allowance of the Company's $31.9 million claim that certain truck components are exempt from FET. The IRS disallowed in full the Company's additional claim that it is entitled to the entire $52 million of FET (plus applicable interest estimated by the Company to be $61.6 million as of March 31, 2004) the Company has paid on the five-ton trucks, on the grounds that such trucks qualify for the FET exemption applicable to certain vehicles specially designed for the primary function of off-highway transportation. In the event that the Company ultimately receives from the IRS a refund of tax (including applicable interest) with respect to which the Company has already received reimbursement from the Army, the refund would be allocated between the Company and the Army. In August 2000, the Company filed legal action against the Government in the U.S. Court of Federal Claims challenging the assessment and seeking a refund of all FET that the Company has paid on five-ton trucks. Although there is risk of an adverse outcome, both the Company and the Army believe that the cargo trucks are not taxable.

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

Even if the cargo trucks are ultimately held to be taxable, the Army's contribution of $24.6 million toward payment of the tax (but not interest or penalty, if any), would result in a net maximum liability for the Company of $5.8 million plus penalties and applicable interest estimated as of March 31, 2004, to be $12.4 million and $71.9 million, respectively. The Company believes it is unlikely that resolution of this matter will have a material adverse effect on the Company's financial position; however, it could have a material effect on quarterly or annual results of operations and cash flows.

During the third quarter of 2003, several significant developments occurred with respect to this matter. On July 16, 2003, the Court denied entirely the Government's motion for summary judgment. Shortly after the ruling and at the urging of the

                  HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART 1 - FINANCIAL INFORMATION

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

As a result of these developments during the third and fourth quarters of 2003, the Company has adjusted an accrual related to this matter. These adjustments were included as Income related to discontinued defense business on the Company's Consolidated Statements of Income for the three months ended September 30, 2003 and the three month period ending March 31, 2004. The Company's current expectation is that its future obligations for finalizing this matter will approximate $0.5 million. No recognition has been given in the accompanying financial statements for the outcome of the ongoing settlement discussions with respect to the Company's claim for a tax refund or the proposed settlement.

ENVIRONMENTAL
The Company is involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites. While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company. The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Consolidated Balance Sheets at March 31, 2004 and December 31, 2003 include accruals of $3.2 million and $3.3 million, respectively, for environmental matters. The amounts charged against pre-tax income related to environmental matters totaled $0.4 million and $0.2 million for the first three months of 2004 and 2003, respectively.

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

CUSTOMER RESTRUCTURING
On January 29, 2004, a customer of the Company announced that it had obtained an order to initiate a Court-supervised restructuring under Canada's Companies' Creditors Arrangement Act (the Act). The Company is actively monitoring this restructuring to determine the Company's potential loss exposure, if any. The Company's pre-petition net receivable balance with the customer as of March 31, 2004 was approximately $5.3 million. The Company intends to vigorously pursue collection of the entire receivable balance pursuant to our rights and obligations under the Act. The Company has been successful in collecting substantially all of the pre-petition receivable amounts in several similar cases where the customer has filed for bankruptcy-court protection. Accordingly, no reserve has been recognized as of March 31, 2004.

OTHER
The Company has been named as one of many defendants (approximately 90 or more in most cases) in legal actions alleging personal injury from exposure to airborne asbestos over the past several decades. In their suits, the plaintiffs have named as defendants many manufacturers, distributors and installers of numerous types of equipment or products that allegedly contained asbestos.

                  HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART 1 - FINANCIAL INFORMATION

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

During the first quarter of 2004, there was no significant increase in the number of pending cases, either in total or in any particular jurisdiction. A thorough review of all outstanding cases was conducted during the quarter. Based on that review, there are currently approximately 36,600 pending asbestos personal injury claims filed against the Company. Approximately 26,650 of these cases were pending in the New York Supreme Court for various counties in New York State and approximately 9,350 of the cases were pending in state courts of various counties in Mississippi. The other claims totaling approximately 600 are filed in various counties in a number of state courts, and in U.S. Federal District Court for the Eastern District of Pennsylvania, and those complaints assert lesser amounts of damages than the New York cases or do not state any amount claimed.

As of March 31, 2004, the Company has obtained dismissal by stipulation, or summary judgment prior to trial, in all cases that have proceeded to trial. Further, the Company reached agreement with one plaintiff's counsel in Mississippi to dismiss the Company from approximately 2,900 cases in that state. The dismissal of these cases was finalized during the first quarter of 2004.

In view of the persistence of asbestos litigation nationwide, which has not yet been sufficiently addressed either politically or legally, the Company expects to continue to receive additional claims. However, there were developments during the fourth quarter of 2002 that could have a favorable effect for the Company regarding the pending claims and the number of future claims filed in counties within New York City and in Mississippi state courts after 2002. On December 19, 2002, the New York Supreme Court responsible for managing all asbestos cases pending in the counties within New York City issued an Order which created a Deferred or Inactive Docket for all pending and future asbestos claims filed by plaintiffs who cannot demonstrate that they have a malignant condition or discernible physical impairment, and an Active Docket for plaintiffs who are able to show such medical conditions. The Court is reviewing cases for docketing based on their date of filing, with the older pending cases reviewed first. Cases designated as Active are then assigned to a "FIFO" trial group, which groups are scheduled for trial in the designated months of either February or August. For cases in which there has been a recent death or a diagnosis of cancer, the Court reviews such cases on an expedited basis and, if medically supported, such cases are transferred to an "In Extremis" trial group, which groups are scheduled for trial in the designated months of either May or November. As of March 31, 2004, the Court has designated a total of 460 cases as Active and assigned to trial groups scheduled for trial for the period of February 2004 through February 2005, with the Company named in only 164 of those cases. The Company was dismissed from all 14 cases in which it was named in the February 2004 FIFO trial group and is in the process of obtaining dismissals as to all 28 of the cases in which it was named in the May 2004 "In Extremis" trial group.

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

                  HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART 1 - FINANCIAL INFORMATION

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

J.   COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

As described in Note 15, "Other (Income) and Expenses," to the Company's Form 10-K for the year ended December 31, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," (SFAS 146) on January 1, 2003. SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities. These activities include restructuring activities that were previously accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) had set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," (EITF 94-3). The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract.

Costs associated with exit or disposal activities are included as a component of Other expenses on the Company's Condensed Consolidated Statements of Income. This income statement classification principally includes impaired asset write-downs, employee termination benefit costs and costs to exit activities, offset by net gains on the disposal of non-core assets and is more fully described in Note 15, "Other (Income) and Expenses," to the Company's Form 10-K for the year ended December 31, 2003.

During the first quarters of 2004 and 2003, the Company continued its strategy to streamline operations. This strategy principally included continued staff reductions in both administrative and operating positions. Under these reorganization actions, the Company and its management have established and approved specific plans of termination. During the three months ended March 31, 2004 and 2003, the Company initiated reorganization actions in several operations, including, but not limited to, certain operations located in the U.S., the U.K., Belgium (2003 only), Germany (2003 only), Canada, Hong Kong (2004 only) and France (2004 only). There were no individually material reorganization actions initiated during the three months ended March 31, 2004 and 2003; however, the following table summarizes these actions in aggregate for the Company:

EMPLOYEE TERMINATION BENEFITS COSTS AND PAYMENTS

    (IN THOUSANDS)                                                  2004                         2003
    -------------------------------------------------------------------------------------------------------------
                                                                THREE MONTHS       THREE MONTHS         APRIL 1 -
    Original reorganization action period                      ENDED MARCH 31     ENDED MARCH 31         DEC 31
    -------------------------------------------------------------------------------------------------------------
    Employee termination benefits expense                        $      630         $    1,590         $    4,474
    -------------------------------------------------------------------------------------------------------------
    Payments:
        In 2003                                                        --               (1,595)            (2,243)
        In 2004                                                        (235)               (26)            (1,083)
    -------------------------------------------------------------------------------------------------------------
    Total payments:                                                    (235)            (1,621)            (3,326)
    Other:                                                             --                  109                 (5)
    -------------------------------------------------------------------------------------------------------------
    Remaining payments as of March 31, 2004                      $      395         $       78         $    1,143
    =============================================================================================================

The total amount of costs expected to be incurred for the components of the streamlining initiatives which have met the criteria described in SFAS 146 and the costs incurred to date for the three months ended March 31, 2004 and 2003 by reportable segment were as follows:

                  HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART 1 - FINANCIAL INFORMATION

     EMPLOYEE TERMINATION BENEFITS COSTS BY SEGMENT

    --------------------------------------------------------------------------------------------------------------------
                                                           THREE MONTHS ENDED                  THREE MONTHS ENDED
                                                             MARCH 31, 2004                      MARCH 31, 2003
    --------------------------------------------------------------------------------------------------------------------
                                                       TOTAL COSTS                         TOTAL COSTS
                                                      EXPECTED TO BE      COSTS INCURRED  EXPECTED TO BE    COSTS INCURRED
    (IN THOUSANDS)                                       INCURRED             TO DATE        INCURRED           TO DATE
    --------------------------------------------------------------------------------------------------------------------
    Mill Services Segment                               $      208        $      208        $      995        $      995

    Access Services Segment                                    228               228               260               260

    Gas and Fluid Control Segment (a)                           57                57                18                18

    Other Infrastructure Products and Services
         ("all other") Category (a)                            137               137               250               250

    Corporate                                                 --                --                  67                67
    --------------------------------------------------------------------------------------------------------------------

    Total                                               $      630        $      630        $    1,590        $    1,590
    ====================================================================================================================

     (a) Segment information for prior periods has been reclassified to conform with the current presentation. Due to management changes, effective January 1, 2004, the Air-X-Changers Division is classified in the Other Infrastructure Products and Services ("all other") Category.

The following table summarizes employee termination benefit costs and payments (associated with continuing operations) related to reorganization actions initiated prior to January 1, 2003 and accounted for under EITF 94-3:

    (IN THOUSANDS)

    Original reorganization action period                             2002               2001
    ============================================================================================
    --------------------------------------------------------------------------------------------
    Employee termination benefits expense                          $    7,140         $   10,135
    --------------------------------------------------------------------------------------------
    Payments:
        In 2001                                                          --               (6,142)
        In 2002                                                        (4,438)            (1,997)
        In 2003                                                        (2,627)            (2,215)
        In 2004                                                           (20)              --
    --------------------------------------------------------------------------------------------
    Total payments:                                                    (7,085)           (10,354)
    Other:                                                                 42                253
    --------------------------------------------------------------------------------------------
    Remaining payments as of March 31, 2004                        $       97         $       34
    ============================================================================================

                  HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART 1 - FINANCIAL INFORMATION

K.   RECONCILIATION OF BASIC AND DILUTED SHARES

                                                                                              THREE MONTHS ENDED
                                                                                                    MARCH 31
    (IN THOUSANDS, EXCEPT AMOUNTS PER SHARE)                                                 2004              2003
    ------------------------------------------------------------------------------------------------------------------
    Income from continuing operations                                                     $   16,857        $   12,470
    ==================================================================================================================

    Average shares of common stock outstanding used to compute
       basic earnings per common share from continuing operations                             40,937            40,543

    Additional common shares to be issued assuming exercise of stock
       options, net of shares assumed reacquired                                                 524               111
    ------------------------------------------------------------------------------------------------------------------

    Shares used to compute dilutive effect of stock options                                   41,461            40,654
    ==================================================================================================================


    Basic earnings per common share from continuing operations                            $      .41        $      .31
    ==================================================================================================================


    Diluted earnings per common share from continuing operations                          $      .41        $      .31
    ==================================================================================================================

Options to purchase 12,000 shares and 937,047 shares were outstanding at March 31, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the effect was antidilutive.


L.   EMPLOYEE BENEFIT PLANS

PENSION EXPENSE FOR DEFINED BENEFIT PLANS

                                                              THREE MONTHS ENDED                    THREE MONTHS ENDED
                                                                   MARCH 31                              MARCH 31
                                                                  U. S. PLANS                       INTERNATIONAL PLANS
    ------------------------------------------------------------------------------------------------------------------------
    (IN THOUSANDS)                                          2004               2003               2004               2003
    ------------------------------------------------------------------------------------------------------------------------
    PENSION EXPENSE (INCOME)
    Defined benefit plans:
      Service cost                                       $      652         $    1,835         $    2,458         $    2,704
      Interest cost                                           3,398              3,300              9,522              7,962
      Expected return on plan assets                         (4,490)            (3,939)            (9,982)            (7,986)
      Recognized prior service costs                            189                182                313                263
      Recognized losses                                         746              1,102              3,360              3,254
      Amortization of transition asset                         (367)              (367)              (137)              (151)
      Settlement/Curtailment loss                              --                 --                 --                    1
    ------------------------------------------------------------------------------------------------------------------------
    Defined benefit plans pension expense                $      128         $    2,113         $    5,534         $    6,047
    ========================================================================================================================

Defined benefit pension expense for the three months ended March 31, 2004 decreased approximately $2.5 million from the three months ended March 31, 2003. There was an offsetting increase in defined contribution plan expense for the same period. This is principally due to pension plan changes where accrued service is no longer being granted for periods after December 31, 2003 for a majority of the U.S. defined benefit pension plans and certain international defined benefit pension plans. In place of these plans, the Company has established, effective January 1, 2004, defined contribution plans providing for the Company to contribute a specified matching amount for participating employees' contributions to the plan. Domestically, this match will be made on employee contributions up to four percent of their eligible compensation. Additionally, the Company may provide a discretionary contribution of up to two percent of compensation for eligible employees. Internationally, this match is up to six percent of eligible compensation with an additional two percent going towards insurance and administrative costs. The Company believes this new defined contribution plan will provide a more predictable and less volatile expense than existed under the defined benefit plans.

In the quarter ended March 31, 2004, the Company contributed $0.2 million and $4.1 million for the U.S. and international defined benefit pension plans, respectively. The Company currently anticipates contributing an additional $1.2 million and $14.3 million for the U.S. and international plans, respectively, during the remainder of 2004. These are reductions from the estimates included in the Company's Form 10-K for the year-ended December 31, 2003 due to updated international estimates and the passage of the Pension Funding Equity Act of 2004 which impacted domestic plans.

POSTRETIREMENT BENEFITS

                                                                                                THREE MONTHS ENDED
                                                                                                     MARCH 31
    (IN THOUSANDS)                                                                           2004               2003
    -------------------------------------------------------------------------------------------------------------------
    POSTRETIREMENT BENEFITS EXPENSE (INCOME)
      Service cost                                                                        $        3         $       12
      Interest cost                                                                              107                186
      Recognized prior service costs                                                               8                  8
      Recognized losses                                                                           14                 15
      Settlement/Curtailment gain                                                               (736)            (4,080)
    -------------------------------------------------------------------------------------------------------------------
    Postretirement benefits income                                                        $     (604)        $   (3,859)
    ===================================================================================================================

The income of $0.6 million for 2004 was due principally to the termination of certain postretirement health care plans.

The income of $3.9 million for 2003 was due principally to the termination of certain postretirement life insurance plans.

In accordance with the provisions of Financial Accounting Standards Board Staff Position No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (FSP FAS 106-1), the Company has deferred any re-measurement of its benefit obligation until authoritative guidance on the accounting for this federal subsidy is issued. For a detailed disclosure of the Company's pension and postretirement benefit plans, see Note 8, "Employee Benefit Plans," to the Company's Form 10-K for the year ended December 31, 2003.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

The following management's discussion and analysis describes the principal factors affecting the Company's results of operations and liquidity. This discussion should be read in conjunction with the accompanying unaudited financial statements as well as the Company's annual Form 10-K for the year ended December 31, 2003 which included additional information about the Company's critical accounting policies, contractual obligations, practices and the transactions that support the financial results and provided a more comprehensive summary of the Company's outlook, trends and strategies for 2004 and beyond.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

EXECUTIVE OVERVIEW
The Company's first quarter 2004 revenues were a record $556.3 million. This is an increase of $68.4 million or 14% over the first quarter of 2003. Income from continuing operations was $16.9 million compared with $12.5 million in the first quarter of 2003, an increase of 35%. Diluted earnings per share from continuing operations were $0.41 in the first quarter of 2004 compared with $0.31 for the first quarter of 2003, a 32% increase.

The results were led by the Mill Services Segment which achieved quarter-over-quarter revenues growth of $48.0 million or 26% and accounted for 42% of the Company's revenues and 68% of the operating income for the first quarter of 2004. The Access Services and Gas and Fluid Control Segments also contributed revenues increases of $10.4 million or 7% and $9.4 million or 14%, respectively. The increase in the Access Services Segment was driven by the SGB international operations as the domestic operations continue to face difficult operating conditions, particularly a continued slow-down in non-residential construction. The increase in the Gas and Fluid Control Segment is evidence that the manufacturing recession experienced by this Segment over the last several years may have bottomed out. Also contributing to the positive performance in the first quarter of 2004 was a turnaround to profitability of the IKG Industries industrial grating business. The Reed Minerals, Patterson-Kelley and Air-X-Changers businesses all contributed higher income and margins compared with the first quarter of 2003. The Harsco Track Technologies railway track services and equipment business performed below last year's results, reflecting the significant lead time involved in the manufacture and delivery of its fast-growing international order backlog.

The positive effect of foreign currency translation increased first quarter 2004 consolidated revenues by $38.6 million and pre-tax income by $1.6 million when compared with the first quarter of 2003.

    ---------------------- -----------------------------------------------------
                                             REVENUES BY REGION
    ---------------------- -----------------------------------------------------
                                TOTAL REVENUES
                              THREE MONTHS ENDED      PERCENTAGE GROWTH FROM
                                   MARCH 31                2003 TO 2004

    (DOLLARS IN MILLIONS)      2004        2003     VOLUME    CURRENCY   TOTAL
    ---------------------- ----------- ----------- --------- ---------- --------
    U.S.                     $  227.3    $  203.8     11.5%      0.0%     11.5%
    Europe                      232.6       206.6     (1.5)     14.1      12.6
    Latin America                27.1        21.8     15.5       8.8      24.3
    Asia - Pacific               27.3        20.1     21.1      14.7      35.8
    Other                        42.0        35.6      5.3      12.7      18.0
    ---------------------- ----------- ----------- --------- ---------- --------
    Total                    $  556.3    $  487.9      6.1%      7.9%     14.0%
    ====================== =========== =========== ========= ========== ========

FIRST QUARTER 2004 HIGHLIGHTS
On a macro basis, the following significant items impacted the Company during the first quarter of 2004 in comparison with the first quarter 2003:

Company Wide:
-------------
o During the first quarter of 2003, the Company was favorably affected by a pre-tax benefit of $4.1 million from the termination of certain postretirement benefit plans. This compares with only a $0.7 million pre-tax benefit during the first quarter of 2004 for similar plan terminations.
o Defined benefit pension expense for the first quarter of 2004 decreased approximately $2.5 million from the first quarter of 2003. There was an offsetting increase of approximately $2.6 million in defined contribution plan expense for the same period. The overall containment of pension expense in 2004 is due to the restructuring of the Company's pension plans as more fully discussed under Part I, Item 1, Footnote L labeled "Employee Benefit Plans."
o Higher fuel, commodity and other material costs, particularly steel, increased the Company's operating costs during the first quarter of 2004. These increased costs were generally offset by increased revenues in the first quarter. To the extent that such costs cannot be passed to customers in the future, operating income may be adversely affected.
o Other than the impact on revenues and included in the impact on pre-tax income discussed above, the effect of foreign currency translation in the first quarter of 2004 resulted in a pre-tax increase to interest expense of $0.9 million when compared with the first quarter of 2003.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

Mill Services Segment:
----------------------
                                                   THREE MONTHS
                                                  ENDED MARCH 31
    --------------------------------- ---------------------------------------
    (IN MILLIONS)                            2004                2003
    --------------------------------- ------------------- -------------------
    --------------------------------- ------------------- -------------------
    Revenues                              $  236.3            $  188.2
    Operating income                          25.3                16.7
    ================================= =================== ===================

o Continued strong volume and new business increased the first quarter of 2004 revenues and operating income $12.8 million and $4.9 million, respectively, when compared with the first quarter of 2003.
o The benefit of foreign currency translation in the first quarter of 2004 resulted in increased revenues and operating income of $22.5 million and $2.6 million, respectively, when compared with the first quarter of 2003.
o The acquisition of the industrial services unit of C. J. Langenfelder and Sons, Inc. increased the first quarter of 2004 Segment revenues by $12.6 million, when compared with the first quarter of 2003.
o During the first quarter of 2003, the Segment was favorably affected by a pre-tax benefit of $0.5 million from the termination of certain postretirement benefit plans. During the first quarter of 2004 no such benefit occurred.

Access Services Segment:
------------------------
                                                   THREE MONTHS
                                                  ENDED MARCH 31
    --------------------------------- ---------------------------------------
    (IN MILLIONS)                            2004                2003
    --------------------------------- ------------------- -------------------
    --------------------------------- ------------------- -------------------
    Revenues                              $  157.8            $  147.4
    Operating income                           3.4                 4.6
    ================================= =================== ===================

o During the first quarter of 2003, the Segment was favorably affected by pre-tax income of $1.4 million from the sale of non-core assets and a pre-tax benefit of $0.5 million from the termination of certain postretirement benefit plans. During the first quarter of 2004 no such benefits occurred.
o In the first quarter of 2004, there was a continued slowdown in the non-residential construction markets served by the Company, especially in the U.S. This slowdown had a negative effect on equipment rental rates in the U.S. Additionally, although scaffolding erection and dismantling volume in the industrial market sector held up relatively well, margins declined as a result of lower volume and pricing caused by the reduced non-residential construction in the U.S. The construction sector, particularly equipment rentals, provides the highest margins for this Segment.
o In the first quarter of 2004, margins on the SGB powered access equipment rentals improved due to cost restructuring actions implemented during 2003. The Segment was also positively impacted by the strength of SGB's formwork business, particularly in the Middle East.
o The benefit of foreign currency translation in the first quarter of 2004 resulted in increased revenues and operating income of $14.6 million and $0.4 million, respectively, when compared with the first quarter of 2003.

Gas and Fluid Control Segment:
------------------------------
                                                   THREE MONTHS
                                                  ENDED MARCH 31
    --------------------------------- ---------------------------------------
    (IN MILLIONS)                            2004               2003(A)
    --------------------------------- ------------------- -------------------
    --------------------------------- ------------------- -------------------
    Revenues                              $   77.6            $   68.2
    Operating income                           3.1                 3.3
    ================================= =================== ===================

     (a) Segment information for prior periods has been reclassified to conform with the current presentation. Due to management changes, effective January 1, 2004, the Air-X-Changers Division is classified in the Other Infrastructure Products and Services ("all other") Category.

o This Segment's performance was led by increased demand for propane tanks in the first quarter of 2004. This resulted in increased revenues of $10.6 million when compared with the first quarter of 2003.
o Increased demand for cylinders in the first quarter of 2004 increased revenues by $2.6 million when compared with the first quarter of 2003.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

o The increased demand for propane tanks and cylinders was partially driven by customers accelerating purchases in anticipation of future price increases. The impact of this accelerated customer purchasing may result in decreased sales in future quarters of 2004.
o Although steel costs increased during the first quarter of 2004, the costs were generally offset by increased revenues. To the extent that such costs cannot be passed to customers in the future, operating income may be adversely affected.
o Increased competition and decreased demand for certain valves and composite-wrapped cylinders reduced first quarter 2004 revenues by $5.0 million when compared with the first quarter of 2003.
o During the first quarter of 2003, the Segment was favorably affected by a pre-tax benefit of $0.6 million from the termination of certain postretirement benefit plans. During the first quarter of 2004, no such benefit occurred.
o The benefit of foreign currency translation in the first quarter of 2004 resulted in increased revenues and decreased operating income of $0.6 and $0.3 million, respectively, when compared with the first quarter of 2003.

Other Infrastructure Products and Services ("all other") Category:
------------------------------------------------------------------
                                                   THREE MONTHS
                                                  ENDED MARCH 31
    --------------------------------- ---------------------------------------
    (IN MILLIONS)                            2004               2003(A)
    --------------------------------- ------------------- -------------------
    --------------------------------- ------------------- -------------------
    Revenues                              $   84.6            $   84.1
    Operating income                           6.2                 3.8
    ================================= =================== ===================

     (a) Segment information for prior periods has been reclassified to conform with the current presentation. Due to management changes, effective January 1, 2004, the Air-X-Changers Division is classified in the Other Infrastructure Products and Services ("all other") Category.

o Revenues and operating income for the IKG industrial grating products business increased during the first quarter of 2004 due to increased demand and customers accelerating purchases in anticipation of future price increases. This is in comparison with an operating loss in the first quarter of 2003.
o Continued and consistent profitable results from the Reed Minerals roofing granules business and Patterson-Kelley boiler and process equipment business were attained.
o Net decreased first quarter 2004 revenues and operating income in the Harsco Track Technologies (HTT) railway track services and equipment business, were due principally to the timing of international sales during 2004. Sales are expected to increase as the year progresses, especially in the second half.
o During the first quarter of 2003, this Category was favorably affected by a pre-tax benefit of $1.1 million from the termination of certain postretirement benefit plans. This compares with only a $0.7 million pre-tax benefit during the first quarter of 2004 for similar plan terminations.


OUTLOOK, TRENDS AND STRATEGIES
Looking to the remainder of 2004 and beyond, the following significant items, trends and strategies are expected to affect the Company:

Company Wide:
-------------
o A continued focus on expanding the higher-margin industrial services businesses, with a particular emphasis on growing the Mill Services Segment through the provision of additional services to existing customers, new contracts and strategic acquisitions.
o Continued focus on Economic Value Added (EVA(R))-positive investments and a reduction in capital employed to improve EVA.
o A target of $280 million in cash provided by operating activities for 2004, which would be a record.
o Cost reductions and Six-Sigma continuous process improvement initiatives across the Company should further enhance margins. This includes improved supply chain management and additional outsourcing in the manufacturing businesses.
o An increase in general and administrative expenses is expected related to external audit fees and internal costs for compliance with the Sarbanes-Oxley Act of 2002, particularly Section 404.
o Higher fuel, transportation and material costs, particularly steel, could increase the Company's operating costs and reduce profitability. To the extent that such costs cannot be passed to customers, operating income may be adversely affected.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

Mill Services Segment:
----------------------
o Global steel production is forecasted to rise in 2004, and bidding activity for new mill services contracts and add-on services is strong.
o Increases in steel prices and worldwide demand could provide increased production volumes and additional opportunities for mill services contracts.
o The risk remains that certain Mill Services customers may file for bankruptcy protection in the future which could have an adverse affect on the Company's income and cash flows.

Access Services Segment:
------------------------
o The outlook for non-residential construction spending is expected to modestly improve as the year progresses. The benefits of this will likely affect late 2004 and 2005 results.
o There is continued concern over the competitive environment in the United States. International competitors have invested heavily in the U.S. access services market, substantially increasing the supply of certain types of rental equipment.

Gas and Fluid Control Segment:
------------------------------
o An overall net improvement in this Segment is expected to be led by the propane tank product line along with modest improvements from the cryogenics and cylinders product lines.
o Increases in steel prices and worldwide demand for steel could have an adverse effect on raw material costs, and this Segment's ability to obtain the necessary raw materials.

Other Infrastructure Products and Services ("all other") Category:
------------------------------------------------------------------
o A continued positive outlook is anticipated for railway track services and equipment sales as international orders continue to grow. However, due to long lead times, the benefits of the increased orders will gradually affect the second half of 2004 and later years.
o The IKG Industries industrial grating division is expected to have continued profitability for 2004.
o Increases in steel prices and worldwide demand for steel could have an adverse effect on raw material costs, and Harsco Track Technologies', IKG's and Air-X-Changers' ability to obtain the necessary raw materials.
o Consistent results are expected from the Reed Minerals, Patterson-Kelley and Air-X-Changers Divisions.


RESULTS OF OPERATIONS
FIRST QUARTER OF 2004 COMPARED WITH FIRST QUARTER 2003

---------------------------------------------- ---------------------------------- ----------------- ----------------
                                                         THREE MONTHS                  AMOUNT           PERCENT
                                                        ENDED MARCH 31                INCREASE         INCREASE
(DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE)          2004             2003
---------------------------------------------- ----------------- ---------------- ----------------- ----------------
Revenues from continuing operations               $  556.3          $  487.9         $   68.4              14%
Cost of services and products sold                   429.0             375.7             53.3              14
Selling, general and administrative expenses          88.0              80.5              7.5               9
Other expenses                                         1.6               0.9              0.7              73
Operating income from continuing operations           37.0              29.9              7.1              24
Income tax expense                                     8.5               6.4              2.1              34
Income from continuing operations                     16.9              12.5              4.4              35
Income from discontinued operations                    0.1               0.1              -                 -
Net income                                            16.9              12.5              4.4              35
Diluted earnings per common share                      0.41              0.31             0.10             32
---------------------------------------------- ----------------- ---------------- ----------------- ----------------

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

COMPARATIVE ANALYSIS OF CONSOLIDATED RESULTS

REVENUES

First Quarter 2004 vs. First Quarter 2003
-----------------------------------------
Record revenues were recorded for the first quarter of 2004, up $68.4 million or 14% from the first quarter of 2003. This increase was attributable to the following significant items:

    --------------- ------------------------------------------------------------
     IN MILLIONS                        CHANGE IN REVENUES
                            FIRST QUARTER 2004 VS. FIRST QUARTER 2003
    --------------- ------------------------------------------------------------
      $   38.6      Effect of foreign currency translation.
          12.9      Net effect of business acquisitions resulted in increased
                         revenues of $12.6 and $0.3 million in the Mill Services and Access Services Segments, respectively.
          12.8      Net increased volume, new contracts and price changes in the
                         Mill Services Segment.
           8.7      Net increased revenues in the Gas and Fluid Control Segment due principally to improving market conditions; price increases; and customers accelerating purchases in anticipation of future price increases for both the propane and cylinders businesses partially offset by decreased demand for liquid propane gas (LPG) valves in the patio grill market.
           2.6      Increased revenues of the Air-X-Changers Division due to
                         increased volume in relation to a poor first quarter of 2003.
           2.4      Increased revenues of the IKG Industries Division due to
                         increased demand and customers accelerating purchases in anticipation of future price increases.
          (6.7)     Net decreased revenues in the Harsco Track Technologies
                         (HTT) Division due principally to decreased rail equipment sales.
          (4.5)     Net decreased revenues in the Access Services Segment due to continued slowdown in the non-residential construction markets, particularly in the U.S.
           1.6      Other (minor changes across the various units not already
                         mentioned).
    --------------- ------------------------------------------------------------
      $   68.4      Total Change in Revenues -
                         First Quarter 2004 vs. First Quarter 2003
    =============== ============================================================

--------------------------------------------------------------------------------

COST OF SERVICES AND PRODUCTS SOLD

First Quarter 2004 vs. First Quarter 2003
-----------------------------------------
Cost of services and products sold for the first quarter of 2004 increased $53.3 million or 14% from the first quarter of 2003, consistent with the 14% increase in revenues. This increase was attributable to the following significant items:

    --------------- ------------------------------------------------------------
     IN MILLIONS           CHANGE IN COST OF SERVICES AND PRODUCTS SOLD
                             FIRST QUARTER 2004 VS. FIRST QUARTER 2003
    --------------- ------------------------------------------------------------
      $   29.1      Effect of foreign currency translation.
          14.2      Increased costs due to increased revenues (exclusive of the effect of foreign currency translation and business acquisitions). This includes increased steel and commodity costs since the Company was generally able to recover these costs with increased revenues.
          12.2      Effect of business acquisitions.
           2.8      Increased costs on a comparative basis due to income
                         generated by the termination of a postretirement benefit plan in the first quarter of 2003 that did not recur in the first quarter of 2004.
          (5.0)     Other (due to stringent cost controls, process improvements, reorganization actions, product mix and minor changes across the various units not already mentioned).
    --------------- ------------------------------------------------------------
      $   53.3      Total Change in Cost of Services and Products Sold -
                         First Quarter 2004 vs. First Quarter 2003
    =============== ============================================================

--------------------------------------------------------------------------------

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

First Quarter 2004 vs. First Quarter 2003
Selling, general and administrative (SG&A) expenses for the first quarter of 2004 increased $7.5 million or 9% from the first quarter of 2003, less than the 14% increase in revenues. The lower relative increase in SG&A expenses (9%) as compared with revenues (14%) was due to stringent cost controls, process improvements, and reorganization actions. The increase in SG&A expenses was attributable to the following significant items:

    --------------- ------------------------------------------------------------
     IN MILLIONS       CHANGE IN SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
                              FIRST QUARTER 2004 VS. FIRST QUARTER 2003
    --------------- ------------------------------------------------------------
      $    6.4      Effect of foreign currency translation.
           1.2      Increased provisions for uncollectible accounts receivable.
           0.6      Increased costs on a comparative basis due to $1.3 million in income generated by the termination of a
                         postretirement benefit plan in the first quarter of 2003 compared with $0.7 million in the first quarter of 2004.
          (0.8)     Decreased insurance expense.
           0.1      Other.
    --------------- ------------------------------------------------------------
      $    7.5      Total Change in Selling, General and Administrative
                         Expenses - First Quarter 2004 vs. First Quarter 2003
    =============== ============================================================

--------------------------------------------------------------------------------

OTHER EXPENSES

This income statement classification includes impaired asset write-downs, employee termination benefit costs and costs to exit activities, offset by net gains on the disposal of non-core assets. During the first quarter of 2004, the Company continued its strategy to streamline operations. This strategy included the consolidation, closure and sale of certain operating locations and continued headcount reductions in both administrative and operating positions. These actions resulted in net Other Expenses of $1.6 million in the first quarter of 2004 compared with $0.9 million in the first quarter of 2003.

First Quarter 2004 vs. First Quarter 2003
Other expenses for the first quarter of 2004 increased $0.7 million or 73% from the first quarter of 2003. This increase was attributable to the following significant items:

    --------------- ------------------------------------------------------------
     IN MILLIONS                    CHANGE IN OTHER EXPENSES
                            FIRST QUARTER 2004 VS. FIRST QUARTER 2003
    --------------- ------------------------------------------------------------
      $    1.4      Decrease in net gains on disposals of non-core assets. This decline was attributable to $1.4 million in net gains
                         that were realized in the first quarter of 2003 from
                         the sale of non-core assets within the Access Services
                         Segment that were not repeated in the first quarter of
                         2004.
           0.6      Increase in other expenses.
          (1.0)     Decrease in employee termination benefit costs.
          (0.3)     Decrease in costs to exit activities.
    --------------- ------------------------------------------------------------
                    Total Change in Other Expenses -
      $    0.7           First Quarter 2004 vs. First Quarter 2003
    =============== ============================================================

For additional information on employee termination benefits, see Note J, "Costs Associated with Exit or Disposal Activities," in Part I, Item 1, Financial Statements.

--------------------------------------------------------------------------------

INCOME TAX EXPENSE FROM CONTINUING OPERATIONS

First Quarter 2004 vs. First Quarter 2003
-----------------------------------------
The increase in the first quarter of 2004 of $2.1 million or 34% in income tax expense from continuing operations was due to increased earnings from continuing operations for the reasons mentioned above. The effective tax rate relating to continuing operations for both the first quarter of 2004 and 2003 was 31%.

--------------------------------------------------------------------------------

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

INCOME FROM CONTINUING OPERATIONS

First Quarter 2004 vs. First Quarter 2003
-----------------------------------------
Income from continuing operations in the first quarter of 2004 was $4.4 million or 35% above the first quarter of 2003. This increase results from increased revenues, stringent cost controls, process improvements and reorganization actions that contained general and administrative expenses growth to a 9% increase while revenue increased 14%.

--------------------------------------------------------------------------------

INCOME FROM DISCONTINUED OPERATIONS

First Quarter 2004 vs. First Quarter 2003
-----------------------------------------
Income from discontinued operations for the first quarter of 2004 approximated the first quarter of 2003.
--------------------------------------------------------------------------------

NET INCOME AND EARNINGS PER SHARE

First Quarter 2004 vs. First Quarter 2003
-----------------------------------------
Net income of $16.9 million and diluted earnings per share of $0.41 in the first quarter of 2004 exceeded the first quarter of 2003 by $4.4 million and $0.10, respectively, due to increased income from continuing operations for the reasons described above.

--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW
The Company's principal sources of liquidity are cash from operations and short-term borrowings under its various credit agreements, augmented periodically by cash proceeds from asset sales. Principal borrowings for working capital requirements are commercial paper. During 2003, record net cash provided by operating activities of $262.8 million enabled the Company to make substantial payments on its outstanding debt. During the first three months of 2004, cash flows from operations of $32.4 million were 4% higher than in the first three months of 2003. Due to the seasonal aspect of the Company's cash flows, and record first quarter capital investments of $46.5 million, the Company's net cash borrowings increased $19.5 million in the first quarter of 2004.

The Company's management reaffirms its previously stated strategic objectives for 2004 that include generating a record $280 million in cash from operations, augmented by $30 million in targeted asset sales. The Company's strategy is to redeploy excess or discretionary cash to grow primarily the mill services business and to further reduce debt. In 2004, the Company has targeted $125 million for growth capital investments and acquisitions and $40 million for debt reduction.

As of March 31, 2004 the Company had approximately $88 million of debt that can be paid prior to maturity. The balance of the debt, principally the (pound)200 million notes and the $150 million notes, cannot be paid until maturity in 2010 and 2013, respectively. The Company also plans to continue paying dividends to shareholders.

SOURCES AND USES OF CASH
The primary drivers of the Company's cash flow from operations are the Company's sales and income, particularly in the services businesses. The Company's long-term mill services contracts provide predictable cash flows for several years into the future. Additionally, returns on capital investments made in prior years, for which no cash is currently required, are a significant source of operating cash. Depreciation related to these investments is a non-cash charge. The Company also continues to maintain working capital at a manageable level.

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

     RESOURCES AVAILABLE FOR CASH REQUIREMENTS - The Company has various credit facilities and commercial paper programs available for use throughout the world. The following chart illustrates the amounts outstanding on credit facilities and commercial paper programs and available credit at March 31, 2004.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

    SUMMARY OF CREDIT FACILITIES                AS OF MARCH 31, 2004
    ------------------------------ ---------------------------------------------
    (IN MILLIONS)                   FACILITY LIMIT   OUTSTANDING    AVAILABLE
                                                       BALANCE       CREDIT
    ------------------------------ ---------------- ------------- --------------

    U.S. commercial paper program      $   350.0      $    36.7    $   313.3

    Euro commercial paper program          121.7           18.2        103.5

    Revolving credit facility (a)          350.0            -          350.0

    Bilateral credit facility (b)           25.0            2.2         22.8
    ------------------------------ ---------------- ------------- --------------
    TOTALS AT MARCH 31, 2004           $   846.7      $    57.1    $   789.6 (C)
    ============================================================================

     (a) U.S.-based Program
     (b) International-based Program
     (c) Although the Company has significant available credit, it is the Company's policy to limit aggregate commercial paper and credit facility borrowings at any one time to a maximum of $375 million.

     CREDIT RATINGS AND OUTLOOK - The following table summarizes the Company's debt ratings at March 31, 2004:

                                                     U.S.-BASED
                                LONG-TERM NOTES   COMMERCIAL PAPER   OUTLOOK
    -------------------------- ----------------- ------------------ ---------
    Standard & Poor's (S&P)            A-                A-2          Stable
    Moody's                            A3                P-2          Stable
    Fitch (a)                          A-                F-2          Stable
    -------------------------- ----------------- ------------------ ---------

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

     WORKING CAPITAL POSITION - Changes in the Company's working capital are reflected in the following table:

    (DOLLARS ARE IN MILLIONS)     MARCH 31    DECEMBER 31
                                    2004         2003        INCREASE
    --------------------------- ------------ ------------- ------------
    Current Assets               $    799.5   $    764.4    $     35.1
    Less: Current Liabilities         503.7        495.1           8.6
    --------------------------- ------------ ------------- ------------
    Working Capital              $    295.8   $    269.3    $     26.5

    Current Ratio                     1.6:1        1.5:1
    =========================== ============ ============= ============

Working capital increased 10% in the first three months of 2004 due principally to several factors.

     o Receivables increased $20.2 million due principally to increased sales in the Mill Services Segment and IKG Industries in the first quarter of 2004 compared with the fourth quarter of 2003. The continued weakening of the U.S. dollar in relation to certain foreign currencies (particularly the U.K. pound sterling) also had the effect of increasing certain foreign currency-denominated receivables translated into U.S. dollars.

     o Inventories increased due to the following factors: long-lead-time orders currently in process at Harsco Track Technologies (HTT) will be delivered in the second half of 2004 or later; increases at SGB for new projects; and a general increase due to higher raw materials costs, especially steel.

     o Other current liabilities increased due to accrued interest on the 200 million British pound sterling notes (which is paid annually in October), insurance accruals and increased advances on long-term contracts at HTT.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

     CERTAINTY OF CASH FLOWS - The certainty of the Company's future cash flows is strengthened by the long-term nature of the Company's mill services contracts. At March 31, 2004, the Company's mill services contracts had estimated future revenues of $3.2 billion. Of that amount, over $600 million is projected for the remainder of 2004 and approximately 70% is expected to be recognized by December 31, 2007. In addition, the Company had an order backlog of $213.9 million for its manufacturing businesses and railway track services at March 31, 2004. This compares with $172.7 million at March 31, 2003 and $186.2 million at December 31, 2003. The increase from December 31, 2003 is due to new orders for track maintenance equipment and increased orders in the Gas and Fluid Control Segment. HTT's backlog includes a portion that is long-term which will not be realized until 2005 or later due to the long lead time necessary to build certain pieces of equipment and the long-term nature of certain service contracts.

The types of products and services that the Company provides are not subject to rapid technological change. This increases the stability of related cash flows. Additionally, each of the Company's businesses is among the top three companies (relative to sales) in the industries the Company serves. Due to these factors, the Company is confident in its future ability to generate positive cash flows from operations.

CASH FLOW SUMMARY
The Company's cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

     SUMMARIZED CASH FLOW INFORMATION
                                                     THREE MONTHS ENDED
                                                          MARCH 31
    --------------------------------------------- ------------ -----------
    (IN MILLIONS)                                     2004        2003
    --------------------------------------------- ------------ -----------
    Cash provided by (used in):

       Operating activities                        $    32.4    $    31.2

       Investing activities                            (45.2)       (17.9)

       Financing activities                             11.6          5.9

       Effect of exchange rate changes on cash          (0.2)         0.9
    --------------------------------------------- ------------ -----------
       Net change in cash and cash equivalents     $    (1.4)   $    20.1
    ============================================= ============ ===========

     CASH FROM OPERATING ACTIVITIES - Cash provided by operating activities in the first quarter of 2004 was $32.4 million, an increase of $1.2 million from the first quarter of 2003. Increased net income was the primary reason for the increase in cash from operations. This was partially offset by the use of cash for increased work-in-process inventories for HTT to meet current long-lead-time orders; new projects at SGB; and the effects of higher steel prices on the manufacturing businesses. These were partially offset by reduced inventories in the Gas and Fluid Control Segment.

     CASH USED IN INVESTING ACTIVITIES - Capital investments for the first three months of 2004 were a first quarter record of $46.5 million, an increase of $16.4 million from the first three months of 2003. Over 50% of the investments were for revenue growth projects. Investments were made predominantly for the industrial services businesses with 56% in the Mill Services Segment, and 25% in the Access Services Segment. A decrease in proceeds from sales of assets in the 2004 first quarter was due principally to the sale of three U.K. properties in the first quarter of 2003. Throughout the remainder of 2004, the Company plans to continue to invest in high-return projects, principally in the industrial services businesses, and make targeted asset sales.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

     CASH USED IN FINANCING ACTIVITIES - The following table summarizes the Company's debt and capital positions at March 31, 2004 and December 31, 2003.

    (DOLLARS ARE IN MILLIONS)                 MARCH 31     DECEMBER 31
                                                2004          2003
    --------------------------------------- ------------- -------------
    Notes Payable and Current Maturities     $     30.9    $     29.1
    Long-term Debt                                608.1         584.4
    --------------------------------------- ------------- -------------
    Total Debt                                    639.0         613.5
    Total Equity                                  780.5         777.0
    --------------------------------------- ------------- -------------
    Total Capital                            $  1,419.5    $  1,390.5

    Total Debt to Total Capital                    45.0%         44.1%
    ======================================= ============= =============

The Company's debt as a percent of total capital increased in the first three months of 2004 due principally to the effect of foreign currency translation on the Company's U.K. pound sterling-denominated debt, the increase in growth capital investments and the seasonal effect of the Company's cash flows. The first quarter of the year has historically been the quarter with the lowest income and operating cash flows for the Company.

DEBT COVENANTS
The Company's credit facilities and certain notes payable agreements contain covenants requiring a minimum net worth of $475 million and a maximum debt to capital ratio of 60%. Based on balances at March 31, 2004, the Company could increase borrowings by approximately $531 million and still be within its debt covenants. Alternatively, keeping all other factors constant, the Company's equity could decrease by approximately $306 million and the Company would still be within its covenants.

CASH AND VALUE-BASED MANAGEMENT
In 2004, the Company plans to continue with its strategy of selective investing for strategic purposes. The goal of this strategy is to improve the Company's Economic Value Added (EVA(R)) under the program that commenced January 1, 2002. Under this program the Company evaluates strategic investments based upon the investment's economic profit. EVA equals after-tax operating profits less a charge for the use of the capital employed to create those profits (only the service cost portion of pension expense is included for EVA purposes). Therefore, value is created when a project or initiative produces a return above the cost of capital. In the first three months of 2004, seven of the Company's nine operating units improved their EVA from the comparable 2003 period.

Through the use of EVA, the Company targets its capital investments where management expects they will create the greatest value. In the first three months of 2004, the Company made approximately 56% of its capital expenditures in the Mill Services Segment. The investments in this Segment continued to show positive results as the Mill Services Segment generated most of the Company's cash from operations in the first three months of 2004. In 2004, the Company is again targeting the industrial services businesses for the majority of its capital investments.

The Company is committed to continue paying dividends to shareholders. The Company has increased the dividend rate for ten consecutive years, and in February 2004, the Company paid its 215th consecutive quarterly cash dividend. The Company also plans to continue paying down debt to the extent possible. The Company has authorization to repurchase up to 1,000,000 of its shares through January 31, 2005.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

     CYCLICAL INDUSTRY AND ECONOMIC CONDITIONS MAY ADVERSELY AFFECT THE COMPANY'S BUSINESS.

     The Company's businesses are vulnerable to general economic slowdowns and cyclical conditions in the industries served. In particular,

o The Company's mill services business may be adversely affected by slowdowns in steel mill production, excess capacity, consolidation or bankruptcy of steel producers or a reversal or slowing of current outsourcing trends in the steel industry;

o The Company's access services business may be adversely affected by slowdowns in non-residential construction and annual industrial and building maintenance cycles;

o The Company's gas and fluid control business may be adversely affected by slowdowns in demand for consumer barbecue grills, reduced industrial production or lower demand for natural gas vehicles;

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

In addition to the economic issues that directly affect the Company's business, changes in the performance of equity and bond markets, particularly in the United Kingdom and the United States, impact actuarial assumptions used in determining annual pension expense, pension liabilities and the valuation of the assets in the Company's defined benefit pension plans. The downturn in financial markets during 2000, 2001 and 2002 negatively impacted the Company's pension expense and the accounting for pension assets and liabilities. This resulted in an increase in pre-tax defined benefit pension expense from continuing operations of approximately $20 million for calendar year 2002 compared with 2001 and $17.7 million for calendar year 2003 compared with 2002. Should another downward trend in capital markets begin, future unfunded obligations and pension expense would likely increase. This could result in an additional reduction to shareholders' equity and increase the Company's statutory funding requirements. If the financial markets improve, it would most likely have a positive impact on the Company's pension expense and the accounting for pension assets and liabilities. This could result in an increase to shareholders' equity and a decrease in the Company's statutory funding requirements.

In response to dealing with the adverse market conditions, during 2002 and 2003 the Company conducted a comprehensive global review of its pension plans in order to formulate a plan to make its long-term pension costs more predictable and affordable. The Company implemented design changes for most of these plans during 2003. The principal change involved converting future pension benefits for many of the Company's non-union employees in both the U.K. and U.S. from defined benefit plans to defined contribution plans as of January 1, 2004. This conversion is expected to make the Company's pension expense more predictable and affordable and less sensitive to changes in the financial markets. Total defined benefit and defined contribution expense for 2004 is expected to approximate defined benefit pension expense for 2003.

     THE COMPANY'S GLOBAL PRESENCE SUBJECTS IT TO A VARIETY OF RISKS ARISING FROM DOING BUSINESS INTERNATIONALLY.

The Company operates in over 400 locations in over 40 countries, including the United States. The Company's global footprint exposes it to a variety of risks that may adversely affect results of operations, cash flows or financial position. These include the following:

     o periodic economic downturns in the countries in which the Company does business;

     o    fluctuations in currency exchange rates;

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

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

If the Company is unable to successfully manage the risks associated with its global business, the Company's financial condition, cash flows and results of operations may suffer.

The Company has operations in several countries in the Middle East, including Bahrain, Egypt, Saudi Arabia, United Arab Emirates and Qatar, which are geographically close to Iraq and other countries with a continued high risk of armed hostilities. During the first quarter of 2004 and 2003, these countries contributed approximately $4.7 million and $4.0 million, respectively, to the Company's operating income. Additionally, the Company has operations in and sales to countries that have encountered outbreaks of communicable diseases (e.g., Severe Acute Respiratory Syndrome (SARS) and Acquired Immune Deficiency Syndrome (AIDS). Should these outbreaks worsen or spread to other countries, the Company may be negatively impacted through reduced sales to and within these countries and other countries affected by such diseases.

     EXCHANGE RATE FLUCTUATIONS MAY ADVERSELY AFFECT THE COMPANY'S BUSINESS.

Fluctuations in foreign exchange rates between the U.S. dollar and the approximately 35 other currencies in which the Company conducts business may adversely affect the Company's operating income and income from continuing operations in any given fiscal period. Approximately 59% and 58% of the Company's sales and approximately 76% and 66% of the Company's operating income from continuing operations for the three months ended March 31, 2004 and 2003, respectively, were derived from operations outside the United States. Given the structure of the Company's revenues and expenses, an increase in the value of the U.S. dollar relative to the foreign currencies in which the Company earns its revenues generally has a negative impact on operating income, whereas a decrease in the value of the U.S. dollar tends to have the opposite effect. The Company's principal foreign currency exposures are to the British pound sterling and the euro.

Compared with the corresponding period in 2003, the average values of major currencies changed as follows in relation to the U.S. dollar during 2004, impacting the Company's sales and income:

     o   British pound sterling         Strengthened by 13%
     o   euro                           Strengthened by 13%
     o   South African rand             Strengthened by 18%
     o   Brazilian real                 Strengthened by 16%
     o   Australian dollar              Strengthened by 21%

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

The Company's foreign currency exposures increase the risk of income statement, balance sheet and cash flow volatility. If the above currencies change materially in relation to the U.S. dollar, the Company's financial position, results of operations, or cash flows may be materially affected.

To illustrate the effect of foreign currency exchange rate changes in certain key markets of the Company, in the first quarter of 2004, revenues would have been approximately 7% or $38.6 million less and income from continuing operations would have been approximately 7% or $1.1 million less if the average exchange rates for the first quarter of 2003 were utilized. A similar comparison for the first quarter of 2003 would have decreased sales approximately 6% or $30.0 million while income from continuing operations would have been approximately 9% or $1.1 million less if the average exchange rates for the first quarter of 2003 would have remained the same as the first quarter of 2002. In the first quarter of 2004, the U.S. dollar weakened against the British pound sterling while strengthening slightly against the euro. If the U.S. dollar weakens in relation to the euro and British pound sterling, the Company would expect to see a positive impact on future sales and net income as a result of foreign currency translation.

Currency changes result in assets and liabilities denominated in local currencies being translated into U.S. dollars at different amounts than at the prior period end. These currency changes resulted in decreased net assets of $3.1 million and increased net assets of $4.7 million, at March 31, 2004 and 2003, respectively, when compared with December 31, 2003 and 2002, respectively.

The Company seeks to reduce exposures to foreign currency transaction fluctuations through the use of forward exchange contracts. At March 31, 2004, the notional amount of these contracts was $79.1 million, and all will mature within the second quarter of 2004. The Company does not hold or issue financial instruments for trading purposes, and it is the Company's policy to prohibit the use of derivatives for speculative purposes.

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

If a downturn in the economy occurs, it may adversely affect the ability of the Company's customers to meet their obligations to the Company on a timely basis and could result in additional bankruptcy filings by them. If customers are unable to meet their obligations on a timely basis, it could adversely impact the realizability of receivables, the valuation of inventories and the valuation of long-lived assets across the Company's businesses, as well as negatively affect the forecasts used in performing the Company's goodwill impairment testing under SFAS No. 142, "Goodwill and Other Intangible Assets." If management determines that goodwill or assets are impaired or that inventories or receivables cannot be realized at projected rates, the Company will be required to record a write-down in the period of determination, which will reduce net income for that period.

     A NEGATIVE OUTCOME ON PERSONAL INJURY CLAIMS AGAINST THE COMPANY MAY ADVERSELY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The Company has been named as one of many defendants (approximately 90 or more in most cases) in legal actions alleging personal injury from exposure to airborne asbestos. In their suits, the plaintiffs have named as defendants many manufacturers, distributors and repairers of numerous types of equipment or products that may involve asbestos. Most of these complaints contain a standard claim for damages of $20 million or more against the named defendants. The Company has not paid any amounts in settlement of these cases, with the exception of two settlements totaling less than $10,000 paid by the insurance carrier prior to 1998. However, if the Company was found to be liable in any of these actions and the liability was to exceed the Company's insurance coverage, results of operations, cash flows and financial

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

condition could be adversely affected. For more information concerning these litigations, see Note I, "Commitments and Contingencies," in Part 1, Item 1, Financial Statements.

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

     INCREASES OR DECREASES IN PURCHASE PRICES OR AVAILABILITY OF STEEL OR OTHER MATERIALS AND COMMODITIES MAY AFFECT THE COMPANY'S PROFITABILITY.

The profitability of the Company's manufactured products are affected by changing purchase prices of steel and other materials and commodities. In the first quarter of 2004, the price paid for steel and certain other commodities has increased. If steel or other material costs associated with the Company's manufactured products continue to increase and the costs cannot be passed on to the Company's customers, then operating income will be adversely affected. Additionally, decreased availability of steel or other materials could affect the Company's ability to produce manufactured products in a timely manner. If the Company encounters difficulty in obtaining the necessary raw materials for its manufactured products, then revenues, operating income and cash flows will be adversely affected.

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

The Company is currently involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites under the federal "Superfund" law. At several sites, the Company is currently conducting environmental remediation, and it is probable that the Company will agree to make payments toward funding certain other of these remediation activities. It also is possible that some of these matters will be decided unfavorably to the Company and that other sites requiring remediation will be identified. Each of these matters is subject to various uncertainties and financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Company has evaluated its potential liability and the consolidated balance sheet at March 31, 2004 and December 31, 2003 includes an accrual of $3.2 million and $3.3 million, respectively, for environmental matters. The amounts charged against pre-tax earnings related to environmental matters totaled $0.4 million and $0.2 million for the three months ended March 31, 2004 and 2003, respectively. The liability for future

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

remediation costs is evaluated on a quarterly basis. Actual costs to be incurred at identified sites in future periods may be greater than the estimates, given inherent uncertainties in evaluating environmental exposures.

     RESTRICTIONS IMPOSED BY THE COMPANY'S CREDIT FACILITIES AND OUTSTANDING NOTES MAY LIMIT THE COMPANY'S ABILITY TO OBTAIN ADDITIONAL FINANCING OR TO PURSUE BUSINESS OPPORTUNITIES.

The Company's credit facilities and certain notes payable agreements contain covenants requiring a minimum net worth of $475 million and a maximum debt to capital ratio of 60%. These covenants limit the amount of debt the Company may incur, which could limit its ability to obtain additional financing or to pursue business opportunities. In addition, the Company's ability to comply with these ratios may be affected by events beyond its control. A breach of any of these covenants or the inability to comply with the required financial ratios could result in a default under these credit facilities. In the event of any default under these credit facilities, the lenders under those facilities could elect to declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be due and payable, which would cause an event of default under the notes. This could in turn trigger an event of default under the cross-default provisions of the Company's other outstanding indebtedness. At March 31, 2004, the Company was in compliance with these covenants and $369.8 million in indebtedness containing these covenants was outstanding.

     HIGHER THAN EXPECTED CLAIMS UNDER INSURANCE POLICIES, UNDER WHICH THE COMPANY RETAINS A PORTION OF RISK, COULD ADVERSELY AFFECT RESULTS OF OPERATIONS AND CASH FLOWS.

The Company retains a significant portion of the risk for property, workers' compensation, automobile, general and product liability losses. Reserves have been recorded which reflect the undiscounted estimated liabilities for ultimate losses including claims incurred but not reported. Inherent in these estimates are assumptions that are based on the Company's history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends. At March 31, 2004 and December 31, 2003, the Company had recorded liabilities of $70.8 million and $69.3 million, respectively, related to both asserted and unasserted insurance claims. If actual claims are higher than those projected by management, an increase to the Company's insurance reserves may be required and would be recorded as a charge to income in the period the need for the change was determined. Conversely, if actual claims are lower than those projected by management, a decrease to the Company's insurance reserves may be required and would be recorded as a reduction to expense in the period the need for the change was determined.

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

     THE COMPANY'S CASH FLOWS AND EARNINGS ARE SUBJECT TO CHANGES IN INTEREST RATES.

The Company's total debt as of March 31, 2004 was $639.0 million. Of this amount, approximately 15% had variable rates of interest and 85% had fixed rates of interest. The weighted average interest rate of total debt was approximately 6.0%. At current debt levels, a one-percentage increase/decrease in variable interest rates would increase/decrease interest expense by approximately $0.9 million per year.

The future financial impact on the Company associated with the above risks cannot be estimated.


ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

The Company's management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of March 31, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date of their evaluation.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

Information on legal proceedings is included under Part I, Item 1, Footnote I labeled "Commitments and Contingencies."


ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity
-----------------------------------------------------------------------------
        Securities
        ----------
(e). Issuer Purchases of Equity Securities

                                          (A) TOTAL                       (C) TOTAL NUMBER OF     (D) MAXIMUM NUMBER OF
                                           NUMBER OF      (B) AVERAGE    SHARES PURCHASED AS PART  SHARES THAT MAY YET BE
                                             SHARES          PRICE        OF PUBLICLY ANNOUNCED     PURCHASED UNDER THE
PERIOD                                     PURCHASED     PAID PER SHARE      PLANS OR PROGRAMS        PLANS OR PROGRAMS
---------------------------------------- ------------- ----------------- ------------------------ -----------------------
January 1, 2004 - January 31, 2004             -               -                     -                    1,000,000
February 1, 2004 - February 29, 2004           -               -                     -                    1,000,000
March 1, 2004 - March 31, 2004                 -               -                     -                    1,000,000
     Total                                     -               -                     -
---------------------------------------- ------------- ----------------- ------------------------ -----------------------

The Company's share repurchase program was extended by Board of Directors in January 2004. This was announced to the public on March 11, 2004 as part of the Company's Annual Report on Form 10-K. The program authorizes the repurchase of up to 1,000,000 shares of the Company's common stock and expires January 31, 2005.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS
-----------------------------------------------------------

At the annual meeting of stockholders held on April 27, 2004 in Camp Hill, Pennsylvania, three members of the Board of Directors were reelected to terms expiring in 2007 under the classified Board structure enacted at the 1986 Annual Meeting. They include G.D.H. Butler, Senior Vice President - Operations of the Company; J. I. Scheiner, President and Chief Operating Officer of Benatec Associates, Inc.; and R. C. Wilburn, President of the Gettysburg National Battlefield Museum Foundation.

The Board of Directors voting tabulation was as follows:

                                                                     Broker
                                 For             Withheld           No-Votes
    Name                    No. of Shares      No. of Shares      No. of Shares
    ----                    -------------      -------------      -------------
    G. D. H. Butler           36,073,625          905,302               -
    J. I. Scheiner            36,275,394          703,533               -
    R. C. Wilburn             36,094,282          884,645               -

Shareholders approved the amendment and restatement of the 1995 Non-Employee Directors' Stock Plan by the following vote:

                                                               Broker
           For             Against         Abstentions        No-Votes
      No. of Shares     No. of Shares     No. of Shares    No. of Shares
      -------------     -------------     -------------    -------------
       29,433,425         3,129,563          354,676         4,061,263

Shareholders approved the amendment and restatement of the 1995 Executive Incentive Compensation Plan by the following vote:

                                                               Broker
           For             Against         Abstentions        No-Votes
      No. of Shares     No. of Shares     No. of Shares    No. of Shares
      -------------     -------------     -------------    -------------
       29,447,842         3,104,910          366,611         4,059,564

Shareholders approved the appointment of PricewaterhouseCoopers LLP, as independent accountants to audit the financial statements of the Company for the fiscal year ending December 31, 2004 by the following vote:

                                                               Broker
           For             Against         Abstentions        No-Votes
      No. of Shares     No. of Shares     No. of Shares    No. of Shares
      -------------     -------------     -------------    -------------
       36,069,074          687,742           222,111             -


ITEM 5. OTHER INFORMATION
-------------------------

DIVIDEND INFORMATION
--------------------

On March 11, 2004, the Board of Directors declared a quarterly cash dividend of
27.50 cents per share, payable May 17, 2004, to shareholders of record on April 15, 2004.

ITEM 6(a). EXHIBITS
-------------------

Listing of Exhibits filed with Form 10-Q:

    Exhibit
    Number     Data Required                                        Location
    ------     -------------                                        --------

    31(a)      Certification Pursuant to Rule 13a-14(a) and         Exhibit
               15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    31(b)      Certification Pursuant to Rule 13a-14(a) and         Exhibit
               15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32(a)      Certification Pursuant to 18 U.S.C. Section          Exhibit
               1350, as Adopted Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002

    32(b)      Certification Pursuant to 18 U.S.C. Section          Exhibit
               1350, as Adopted Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002

ITEM 6(b). REPORTS ON FORM 8-K
------------------------------

During the first quarter 2004 (and thereafter to the date hereof), the Company furnished to the Commission the following reports on Form 8-K under Item 12:

(1) A Form 8-K dated January 29, 2004, furnishing a copy of the press release announcing the Company's fourth quarter and full year of 2003 earnings.

(2) A Form 8-K dated April 22, 2004, furnishing a copy of the press release announcing the Company's first quarter of 2004 earnings.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        HARSCO CORPORATION
                                           (Registrant)



DATE      May 7, 2004                   /S/ Salvatore D. Fazzolari
     ----------------------             -----------------------------------
                                        Salvatore D. Fazzolari
                                        Senior Vice President, Chief
                                        Financial Officer and Treasurer



DATE      May 7, 2004                   /S/ Stephen J. Schnoor
     ----------------------             -----------------------------------
                                        Stephen J. Schnoor
                                        Vice President and Controller