Form 10-Q
period 2004-06-30
HARSCO CORP
filed 2004-08-06
CIK 45876

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

                For the Quarterly Period Ended June 30, 2004

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
YES [X]      NO [_]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


               Class                               Outstanding at July 31, 2004
               -----                               ----------------------------
Common stock, par value $1.25 per share                      41,140,727

================================================================================

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                     JUNE 30                       JUNE 30
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                       2004           2003           2004           2003
===================================================================================================================================
     REVENUES FROM CONTINUING OPERATIONS:
          Service sales                                                    $   440,700    $   374,119    $   846,607    $   721,722
          Product sales                                                        176,877        162,341        327,243        302,640
     -------------------------------------------------------------------   -----------    -----------    -----------    -----------
             TOTAL REVENUES                                                    617,577        536,460      1,173,850      1,024,362
     -------------------------------------------------------------------   -----------    -----------    -----------    -----------

     COSTS AND EXPENSES FROM CONTINUING OPERATIONS:
          Cost of services sold                                                326,594        272,486        631,386        534,223
          Cost of products sold                                                141,284        131,356        265,480        245,293
          Selling, general and administrative expenses                          89,455         81,453        177,459        161,965
          Research and development expenses                                        676            800          1,381          1,672
          Other expenses                                                         1,953          1,399          3,573          2,337
     -------------------------------------------------------------------   -----------    -----------    -----------    -----------
             TOTAL COSTS AND EXPENSES                                          559,962        487,494      1,079,279        945,490
     -------------------------------------------------------------------   -----------    -----------    -----------    -----------

             OPERATING INCOME FROM CONTINUING OPERATIONS                        57,615         48,966         94,571         78,872

     Equity in income of unconsolidated entities, net                               74             99            172            261
     Interest income                                                               488            379          1,201          1,076
     Interest expense                                                          (10,038)       (10,259)       (20,320)       (20,526)
     -------------------------------------------------------------------   -----------    -----------    -----------    -----------

             INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
                MINORITY INTEREST                                               48,139         39,185         75,624         59,683

     Income tax expense                                                        (14,942)       (12,135)       (23,469)       (18,485)
     -------------------------------------------------------------------   -----------    -----------    -----------    -----------

             INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST         33,197         27,050         52,155         41,198

     Minority interest in net income                                            (2,217)        (1,596)        (4,318)        (3,274)
     -------------------------------------------------------------------   -----------    -----------    -----------    -----------

     INCOME FROM CONTINUING OPERATIONS                                          30,980         25,454         47,837         37,924
     -------------------------------------------------------------------   -----------    -----------    -----------    -----------

     DISCONTINUED OPERATIONS:
          Income/(loss) from operations of discontinued business                  (426)             3           (416)          (209)
          Gain/(loss) on disposal of discontinued business                          59            233            (88)           528
          Income related to discontinued defense business                           --             --            224             --
          Income tax benefit (expense)                                             132            (85)           112           (115)
     -------------------------------------------------------------------   -----------    -----------    -----------    -----------
     INCOME (LOSS) FROM DISCONTINUED OPERATIONS                                   (235)           151           (168)           204
     -------------------------------------------------------------------   -----------    -----------    -----------    -----------
             NET INCOME                                                    $    30,745    $    25,605    $    47,669    $    38,128
     ===================================================================   ===========    ===========    ===========    ===========

     Average shares of common stock outstanding                                 41,080         40,615         41,009         40,579

     Basic earnings per common share:
          Continuing operations                                            $      0.75    $      0.63    $      1.17    $      0.93
          Discontinued operations                                                (0.01)            --             --           0.01
     -------------------------------------------------------------------   -----------    -----------    -----------    -----------
     BASIC EARNINGS PER COMMON SHARE                                       $      0.75(a) $      0.63    $      1.16(a) $      0.94
     ===================================================================   ===========    ===========    ===========    ===========

     Diluted average shares of common stock outstanding                         41,525         40,872         41,493         40,764

     Diluted earnings per common share:
          Continuing operations                                            $      0.75    $      0.62    $      1.15    $      0.93
          Discontinued operations                                                (0.01)          0.01             --           0.01
     -------------------------------------------------------------------   -----------    -----------    -----------    -----------
     DILUTED EARNINGS PER COMMON SHARE                                     $      0.74    $      0.63    $      1.15    $      0.94
     ===================================================================   ===========    ===========    ===========    ===========

     CASH DIVIDENDS DECLARED PER COMMON SHARE                              $     0.275    $    0.2625    $      0.55    $     0.525
     ===================================================================   ===========    ===========    ===========    ===========

(a) Does not total due to rounding.

See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                     JUNE 30      DECEMBER 31
(IN THOUSANDS)                                                                         2004          2003(a)
=============================================================================================================
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                     $    71,534    $    80,210
     Accounts receivable, net                                                          499,376        446,875
     Inventories                                                                       216,378        190,221
     Other current assets                                                               49,371         47,045
--------------------------------------------------------------------------------   -----------    -----------
         TOTAL CURRENT ASSETS                                                          836,659        764,351
--------------------------------------------------------------------------------   -----------    -----------
Property, plant and equipment, net                                                     869,159        866,332
Goodwill, net                                                                          409,164        407,846
Other assets                                                                            96,921         97,483
Assets held for sale                                                                     1,563          2,023
--------------------------------------------------------------------------------   -----------    -----------
         TOTAL ASSETS                                                              $ 2,213,466    $ 2,138,035
================================================================================   ===========    ===========

LIABILITIES
CURRENT LIABILITIES:
     Short-term borrowings                                                         $    16,452    $    14,854
     Current maturities of long-term debt                                               19,897         14,252
     Accounts payable                                                                  199,385        188,430
     Accrued compensation                                                               47,416         46,034
     Income taxes                                                                       43,489         45,116
     Dividends payable                                                                  11,314         11,238
     Other current liabilities                                                         197,338        175,151
--------------------------------------------------------------------------------   -----------    -----------
         TOTAL CURRENT LIABILITIES                                                     535,291        495,075
--------------------------------------------------------------------------------   -----------    -----------
Long-term debt                                                                         593,972        584,425
Deferred income taxes                                                                   69,880         66,855
Insurance liabilities                                                                   48,709         47,897
Retirement plan liabilities                                                            116,716        115,190
Other liabilities                                                                       49,782         50,707
Liabilities associated with assets held for sale                                           589            898
--------------------------------------------------------------------------------   -----------    -----------
         TOTAL LIABILITIES                                                           1,414,939      1,361,047
--------------------------------------------------------------------------------   -----------    -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock                                                                            84,529         84,197
Additional paid-in capital                                                             129,277        120,070
Accumulated other comprehensive expense                                               (182,672)      (169,427)
Retained earnings                                                                    1,370,864      1,345,787
Treasury stock                                                                        (603,471)      (603,639)
--------------------------------------------------------------------------------   -----------    -----------
         TOTAL SHAREHOLDERS' EQUITY                                                    798,527        776,988
--------------------------------------------------------------------------------   -----------    -----------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $ 2,213,466    $ 2,138,035
================================================================================   ===========    ===========

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                SIX MONTHS ENDED
                                                                                     JUNE 30
(IN THOUSANDS)                                                                 2004           2003
=========================================================================  ==========================
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $    47,669    $    38,128
   Adjustments to reconcile net income to net
      cash provided (used) by operating activities:
        Depreciation                                                            88,401         80,773
        Amortization                                                             1,189            718
        Equity in income of unconsolidated entities, net                          (171)          (262)
        Dividends or distributions from unconsolidated entities                    544          1,335
        Other, net                                                               5,770          2,498
        Changes in assets and liabilities, net of acquisitions
           and dispositions of businesses:
              Accounts receivable                                              (56,854)       (36,460)
              Inventories                                                      (26,686)           335
              Accounts payable                                                  11,606        (10,880)
              Net disbursements related to discontinued defense business          (154)          (434)
              Other assets and liabilities                                      25,644         14,577
-------------------------------------------------------------------------  --------------------------

        NET CASH PROVIDED BY OPERATING ACTIVITIES                               96,958         90,328
=========================================================================  ==========================

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                  (99,156)       (62,789)
   Purchase of businesses, net of cash acquired                                 (5,165)       (23,486)
   Proceeds from sales of assets                                                 2,748         12,957
-------------------------------------------------------------------------  --------------------------

        NET CASH USED BY INVESTING ACTIVITIES                                 (101,573)       (73,318)
=========================================================================  ==========================

CASH FLOWS FROM FINANCING ACTIVITIES:
   Short-term borrowings, net                                                    2,339        (10,968)
   Current maturities and long-term debt:
              Additions                                                         99,004         82,292
              Reductions                                                       (85,910)       (81,107)
   Cash dividends paid on common stock                                         (22,518)       (21,286)
   Common stock issued-options                                                   7,975          4,047
   Other financing activities                                                   (2,596)        (3,552)
-------------------------------------------------------------------------  --------------------------

        NET CASH USED BY FINANCING ACTIVITIES                                   (1,706)       (30,574)
=========================================================================  ==========================

Effect of exchange rate changes on cash                                         (2,355)         7,407
-------------------------------------------------------------------------  --------------------------

Net decrease in cash and cash equivalents                                       (8,676)        (6,157)

Cash and cash equivalents at beginning of period                                80,210         70,132
-------------------------------------------------------------------------  --------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $    71,534    $    63,975
=========================================================================  ==========================

See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                                         JUNE 30                  JUNE 30
(IN THOUSANDS)                                                                       2004        2003        2004        2003
--------------------------------------------------------------------------------   --------    --------    --------    --------
Net income                                                                         $ 30,745    $ 25,605    $ 47,669    $ 38,128
--------------------------------------------------------------------------------   --------    --------    --------    --------

Other comprehensive income (expense):
    Foreign currency translation adjustments                                         (8,566)     28,442     (11,757)     33,098

    Net losses on cash flow hedging instruments, net of deferred
      income taxes                                                                       --          (8)        (25)         (5)

    Pension liability adjustments, net of deferred income taxes                       1,494      (5,616)     (1,567)     17,074

   Reclassification adjustment for loss on cash flow hedging
      instruments, net of deferred income taxes included in net
      income                                                                             --          --         104          --

   Reclassification adjustment for loss on marketable securities,
      net of deferred income taxes included in net income                                --          --          --           2

--------------------------------------------------------------------------------   --------    --------    --------    --------
Other comprehensive income (expense)                                                 (7,072)     22,818     (13,245)     50,169
--------------------------------------------------------------------------------   --------    --------    --------    --------

TOTAL COMPREHENSIVE INCOME                                                         $ 23,673    $ 48,423    $ 34,424    $ 88,297
================================================================================   ========    ========    ========    ========

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

                                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                                   JUNE 30                     JUNE 30
(IN THOUSANDS, EXCEPT PER SHARE)              2004         2003          2004          2003
----------------------------------------   ---------------------------------------------------
Net income:
     As reported                           $   30,745   $   25,605    $   47,669    $   38,128
     Compensation expense (a)                      --         (353)          (96)         (834)
                                           ---------------------------------------------------
     Pro forma                             $   30,745   $   25,252    $   47,573    $   37,294
                                           ===================================================
Basic earnings per share:
     As reported                           $     0.75   $     0.63    $     1.16    $     0.94
     Pro forma                                   0.75         0.62          1.16          0.92
Diluted earnings per share:
     As reported                                 0.74         0.63          1.15          0.94
     Pro forma                                   0.74         0.62          1.15          0.92
----------------------------------------   ---------------------------------------------------

(a) Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects.

D.    REVIEW OF OPERATIONS BY SEGMENT

In June 2004, the Company announced a new identity for its Gas and Fluid Control Segment and renamed the Gas and Fluid Control Segment to Gas Technologies. Additionally, the Other Infrastructure Products and Services ("all other")

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

Category has been renamed Engineered Products and Services ("all other") Category. Except as noted below, there have been no changes to the components of this Segment or Category.

                                        THREE MONTHS ENDED         THREE MONTHS ENDED
                                          JUNE 30, 2004               JUNE 30, 2003
                                                                                OPERATING
                                                   OPERATING                      INCOME
      (IN THOUSANDS)                 SALES (a)     INCOME (b)     SALES (a)     (LOSS) (b)
   ----------------------------------------------------------------------------------------
   Mill Services Segment          $    242,249   $     24,849   $    203,770   $     25,663

   Access Services Segment             183,127         14,322        157,902         10,726

   Gas Technologies Segment (c)         82,954          5,266         69,739          3,601
   ----------------------------------------------------------------------------------------

   Segment Totals                      508,330         44,437        431,411         39,990

   Engineered Products & Services
        ("all other") Category (c)     109,247         13,177        105,049          9,613

   General Corporate                        --              1             --           (637)
   ----------------------------------------------------------------------------------------

   Consolidated Totals            $    617,577   $     57,615   $    536,460   $     48,966
   ========================================================================================

                                        SIX MONTHS ENDED             SIX MONTHS ENDED
                                          JUNE 30, 2004                JUNE 30, 2003
                                                    OPERATING
                                                     INCOME                      OPERATING
      (IN THOUSANDS)                 SALES (a)     (LOSS) (b)      SALES (a)     INCOME (b)
   ----------------------------------------------------------------------------------------


   Mill Services Segment          $    478,542   $     50,099    $    392,016   $     42,393

   Access Services Segment             340,934         17,722         305,306         15,353

   Gas Technologies Segment (c)        160,516          8,354         137,932          6,928
   ----------------------------------------------------------------------------------------

   Segment Totals                      979,992         76,175         835,254         64,674

    Engineered Products & Services
        ("all other") Category (c)     193,858         19,340         189,108         13,458

   General Corporate                        --           (944)             --            740
   ----------------------------------------------------------------------------------------

   Consolidated Totals            $  1,173,850   $     94,571    $  1,024,362   $     78,872
   ========================================================================================

      (a)   Sales from continuing operations.

      (b)   Operating income (loss) from continuing operations.

      (c) Segment information for prior periods has been reclassified to conform with the current presentation. Due to management changes, effective January 1, 2004, the air-cooled heat exchangers business, which was previously classified in the Gas and Fluid Control Segment, is classified in the Engineered Products & Services ("all other") category.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

      RECONCILIATION OF SEGMENT OPERATING INCOME TO CONSOLIDATED INCOME BEFORE INCOME TAXES AND MINORITY INTEREST

                                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                              JUNE 30                         JUNE 30
     (IN THOUSANDS)                                                    2004            2003            2004            2003
------------------------------------------------------------------------------------------------------------------------------
Segment Operating Income                                          $     44,437    $     39,990    $     76,175    $     64,674

Engineered Products & Services
     ("all other") Category                                             13,177           9,613          19,340          13,458

General Corporate                                                            1            (637)           (944)            740
------------------------------------------------------------------------------------------------------------------------------

Operating income from continuing operations                             57,615          48,966          94,571          78,872

Equity in income of unconsolidated entities, net                            74              99             172             261

Interest income                                                            488             379           1,201           1,076

Interest expense                                                       (10,038)        (10,259)        (20,320)        (20,526)

------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before
  income taxes and minority interest                              $     48,139    $     39,185    $     75,624    $     59,683
==============================================================================================================================

E.    ACCOUNTS RECEIVABLE AND INVENTORIES

Accounts receivable are net of an allowance for doubtful accounts of $21.6 million and $24.6 million at June 30, 2004 and December 31, 2003, respectively. The decrease in the allowance for doubtful accounts is due principally to the write-off of previously reserved accounts receivable. The provision for doubtful accounts was $2.5 million and $(0.2) million for the six months ended June 30, 2004 and 2003, respectively.

Inventories consists of:

                                                              JUNE 30       DECEMBER 31
     (IN THOUSANDS)                                             2004           2003
---------------------------------------------------------------------------------------
Finished goods                                              $     58,307   $     59,739
Work-in-process                                                   45,449         32,121
Raw materials and purchased parts                                 88,332         74,231
Stores and supplies                                               24,290         24,130
---------------------------------------------------------------------------------------

Total Inventory                                             $    216,378   $    190,221
=======================================================================================

Inventories increased $26.2 million due to the following factors: increased raw material prices (e.g., steel) across all of the Company's manufacturing operations; increases at Gas Technologies due to normal increases from seasonal low levels at the end of December 2003; and increased work-in-process inventories due to long-lead-time orders currently being manufactured at the railway track services and equipment business but not scheduled for delivery until mainly the fourth quarter of 2004 or later.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

F.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of:

                                                                                           JUNE 30        DECEMBER 31
     (IN THOUSANDS)                                                                          2004          2003 (a)
---------------------------------------------------------------------------------------------------------------------
Land and improvements                                                                    $     39,471    $     39,554
Buildings and improvements                                                                    177,161         176,168
Machinery and equipment                                                                     1,795,778       1,803,867
Uncompleted construction                                                                       55,034          37,505
---------------------------------------------------------------------------------------------------------------------
Gross property, plant and equipment                                                         2,067,444       2,057,094
Less accumulated depreciation and facilities valuation allowance                           (1,198,285)     (1,190,762)
---------------------------------------------------------------------------------------------------------------------
Net property, plant and equipment                                                        $    869,159    $    866,332
=====================================================================================================================

     (a) As permitted by the Financial Accounting Standards Board (FASB) Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," 2003 information has been reclassified for comparative purposes.

G.    GOODWILL AND OTHER INTANGIBLE ASSETS

The following table reflects the changes in carrying amounts of goodwill for the six months ended June 30, 2004:

                                                                                         ENGINEERED
                                                                                         PRODUCTS &
                                                                                          SERVICES
                                                       MILL        ACCESS       GAS     ("ALL OTHER") CONSOLIDATED
(IN THOUSANDS)                                       SERVICES     SERVICES  TECHNOLOGIES  CATEGORY      TOTALS
--------------------------------------------------------------------------------------------------------------
Balance as of December 31, 2003, net of
   accumulated amortization                         $ 208,718    $ 154,298   $  36,693   $   8,137   $ 407,846

Goodwill acquired during year                              --        1,474          --          --       1,474

Other (principally foreign currency
   translation)                                        (1,570)       1,414          --          --        (156)

--------------------------------------------------------------------------------------------------------------
BALANCE AS OF JUNE 30, 2004, NET OF
  ACCUMULATED AMORTIZATION                          $ 207,148    $ 157,186   $  36,693   $   8,137   $ 409,164
==============================================================================================================

Goodwill is net of accumulated amortization of $104.3 million and $105.2 million at June 30, 2004 and December 31, 2003, respectively.

Intangible assets, which are included principally in Other assets on the Condensed Consolidated Balance Sheet, totaled $10.7 million, net of accumulated amortization of $9.2 million at June 30, 2004 and $10.4 million, net of accumulated amortization of $8.4 million at December 31, 2003. The following chart reflects these intangible assets by major category.

                                                      JUNE 30, 2004               DECEMBER 31, 2003
                                              GROSS CARRYING   ACCUMULATED  GROSS CARRYING   ACCUMULATED
     (IN THOUSANDS)                               AMOUNT      AMORTIZATION      AMOUNT      AMORTIZATION
-------------------------------------------------------------------------------------------------------
Customer Relationships                          $    6,937     $      361     $    6,373     $      196

Non-compete agreements                               4,888          3,847          4,863          3,671

Patents                                              4,295          3,507          4,304          3,351

Other                                                3,798          1,515          3,313          1,197


-------------------------------------------------------------------------------------------------------
Total                                           $   19,918     $    9,230     $   18,853     $    8,415
=======================================================================================================

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

The increase in intangible assets is due principally to the acquisitions discussed in Note H, "Acquisitions and Dispositions." As part of these transactions, the Company acquired the following intangible assets (by major class) which are subject to amortization:

ACQUIRED INTANGIBLE ASSETS
----------------------------------------------------------------------------------------------
(IN THOUSANDS)                      GROSS CARRYING      RESIDUAL VALUE      WEIGHTED-AVERAGE
                                        AMOUNT                             AMORTIZATION PERIOD
----------------------------------------------------------------------------------------------
Customer relationships              $        584             None                5 years

Non-compete agreements                        29             None                3 years

Other                                        471             None                6 years

                                    --------------
Total                               $      1,084
                                    ==============

There were no research and development assets acquired and written off in 2004 or 2003.

Amortization expense for intangible assets was $0.8 million and $0.4 million for the six months ended June 30, 2004 and 2003, respectively. The following chart shows the estimated amortization expense for the next five fiscal years based on current intangible assets.

(IN THOUSANDS)                             2004           2005           2006           2007         2008
---------------------------------------------------------------------------------------------------------
Estimated Amortization Expense            $ 1,700        $ 1,500        $ 1,300       $ 1,100       $ 800

H.    ACQUISITIONS AND DISPOSITIONS

ACQUISITIONS
In April 2004, the Company's Access Services Segment acquired the Australian distributor, Raffia Contracting Pty, and Raffia's sister company, Tower International Pty. Both businesses are based in Sydney, New South Wales. Raffia Contracting is involved in the supply and erection of scaffolding, working with many of the major contractors in and around the state capital, while Tower International provides light access sales and rentals throughout the area. The combined businesses will be known as SGB Raffia. Additionally, in May 2004 the Company acquired a small business in Holland to expand its international mill services operations. The proforma impact of these acquisitions was not material.

DISPOSITIONS - ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS
In management's ongoing strategic efforts to increase the Company's focus on core industrial services, certain manufacturing operations have been divested. Effective March 21, 2002, the Board of Directors authorized the sale of the Capitol Manufacturing business, a business unit of the Gas Technologies Segment. A significant portion of the Capitol Manufacturing business was sold on June 28, 2002. The Company continues to recognize income from inventory consigned to the buyer in accordance with the sale agreement and when all revenue recognition criteria have been met. This business has been included in discontinued operations and the assets and liabilities have been separately identified on the Balance Sheet as "held for sale" for all periods presented. There were no sales from discontinued operations for the six months ended June 30, 2004 and 2003 as the business was sold during 2002. The income (loss) from discontinued operations does not include any charges to reduce the book value of the business held for sale to its fair market value less cost to sell, since the fair value of the business exceeded the book value.

Throughout 2003 and 2004, management approved the sale of certain long-lived assets (primarily land and buildings) of the Access Services and Mill Services Segments. Accordingly, these assets have been separately identified on the Balance Sheet as "held for sale" for all periods presented.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

The major classes of assets and liabilities "held for sale" included in the Condensed Consolidated Balance Sheet are as follows:

                                                                           JUNE 30        DECEMBER 31
(IN THOUSANDS)                                                               2004            2003
------------------------------------------------------------------------------------------------------
ASSETS
Accounts receivable, net                                                 $         19     $        411
Inventories                                                                       166              222
Other current assets                                                               23               20
Property, plant and equipment, net                                              1,355            1,370
------------------------------------------------------------------------------------------------------
TOTAL ASSETS "HELD FOR SALE"                                             $      1,563     $      2,023
======================================================================================================

LIABILITIES
Accounts payable                                                         $         14     $        512
Other current liabilities                                                         440              386
Other liabilities                                                                 135               --
------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES ASSOCIATED WITH ASSETS "HELD FOR SALE"                 $        589     $        898
======================================================================================================

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

The settlement does not resolve the claim by the Internal Revenue Service ("IRS") that, contrary to the Company's position, certain cargo truck models sold by the Company should be considered to have gross vehicle weights in excess of the 33,000 pound threshold under FET law, are not entitled to an exemption from FET under any other theory, and therefore are taxable. In 1999, the IRS assessed an increase in FET of $30.4 million plus penalties and applicable interest currently estimated to be $12.4 million and $73.3 million, respectively, as of June 30, 2004. In October 1999, the Company posted an $80 million bond required as security by the IRS. This increase in FET takes into account offsetting credits of $9.2 million, based on a partial allowance of the Company's $31.9 million claim that certain truck components are exempt from FET. The IRS disallowed in full the Company's additional claim that it is entitled to the entire $52 million of FET (plus applicable interest estimated by the Company to be $62.5 million as of June 30, 2004) the Company has paid on the five-ton trucks, on the grounds that such trucks qualify for the FET exemption applicable to certain vehicles specially designed for the primary function of off-highway transportation. In August 2000, the Company filed legal action against the Government in the U.S. Court of Federal Claims challenging the assessment and seeking a refund of all FET that the Company has paid on five-ton trucks.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

Army paid the Company this entire amount and the Company paid those funds to the IRS, subject to its pending refund claim plus applicable interest. Thus, the Company has satisfied a portion of the disputed tax assessment.

Even if the cargo trucks are ultimately held to be taxable, the Army's contribution of $24.6 million toward payment of the tax (but not interest or penalty, if any), would result in a net maximum liability for the Company of $5.8 million plus penalties and applicable interest estimated as of June 30, 2004, to be $12.4 million and $73.3 million, respectively. The Company believes it is unlikely that resolution of this matter will have a material adverse effect on the Company's financial position; however, it could have a material effect on quarterly or annual results of operations and cash flows.

As a result of developments in the case that occurred during the third and fourth quarters of 2003, the Company has adjusted an accrual related to this matter. These adjustments were included as income related to discontinued defense business on the Company's Consolidated Statements of Income for the three months ended September 30, 2003 and the three month period ended March 31, 2004. The Company's current expectation is that its future obligations for finalizing this matter will approximate $0.4 million.

The Company, by letter dated August 2, 2004, received formal notice that the Government had accepted a settlement proposal submitted by the Company. Pursuant to the settlement, the Company will receive a refund of an estimated $12 million to $13 million in taxes and interest. Payment of the refund is expected to be received in the next four to six weeks. No recognition has been given in the accompanying financial statements for the settlement.

ENVIRONMENTAL
The Company is involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites. While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company. The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Consolidated Balance Sheets at June 30, 2004 and December 31, 2003 include accruals of $3.2 million and $3.3 million, respectively, for environmental matters. The amounts charged against pre-tax income related to environmental matters totaled $1.0 million and $0.6 million for the first six months of 2004 and 2003, respectively.

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

CUSTOMER RESTRUCTURING
On January 29, 2004, a customer of the Company announced that it had obtained an order to initiate a Court-supervised restructuring under Canada's Companies' Creditors Arrangement Act (the Act). The Company is actively monitoring this restructuring to determine the Company's potential loss exposure, if any. The Company's pre-petition net receivable balance with the customer as of June 30, 2004 was approximately $5.3 million. The Company intends to vigorously pursue collection of the entire receivable balance pursuant to our rights and obligations under the Act. The Company has been successful in collecting substantially all of the pre-petition receivable amounts in several similar non-Canadian cases where the customer has filed for bankruptcy court protection. Accordingly, no reserve has been recognized as of June 30, 2004.

OTHER
The Company has been named as one of many defendants (approximately 90 or more in most cases) in legal actions alleging personal injury from exposure to airborne asbestos over the past several decades. In their suits, the plaintiffs

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

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

During the second quarter of 2004, there was a slight decrease in the total number of pending cases, with the number of New York cases decreasing and the number of Mississippi cases increasing by a smaller amount. Currently, there are approximately 36,400 pending asbestos personal injury claims filed against the Company. Approximately 26,200 of these cases were pending in the New York Supreme Court for various counties in New York State and approximately 9,600 of the cases were pending in state courts of various counties in Mississippi. The other claims totaling approximately 600 are filed in various counties in a number of state courts, and in U.S. Federal District Court for the Eastern District of Pennsylvania, and those complaints assert lesser amounts of damages than the New York cases or do not state any amount claimed.

As of June 30, 2004, the Company has obtained dismissal by stipulation, or summary judgment prior to trial, in all cases that have proceeded to trial. To date, the Company has been dismissed from approximately 4,000 suits.

In view of the persistence of asbestos litigation nationwide, which has not yet been sufficiently addressed either politically or legally, the Company expects to continue to receive additional claims. However, there were developments during the fourth quarter of 2002 that could have a favorable effect for the Company regarding the pending claims and the number of future claims filed in counties within New York City and in Mississippi state courts after 2002. On December 19, 2002, the New York Supreme Court responsible for managing all asbestos cases pending in the counties within New York City issued an Order which created a Deferred or Inactive Docket for all pending and future asbestos claims filed by plaintiffs who cannot demonstrate that they have a malignant condition or discernible physical impairment, and an Active Docket for plaintiffs who are able to show such medical conditions. The Court is reviewing cases for docketing based on their date of filing, with the older pending cases reviewed first. Cases designated as Active are then assigned to a "FIFO" trial group, which groups are scheduled for trial in the designated months of either February or August. For cases in which there has been a recent death or a diagnosis of cancer, the Court reviews such cases on an expedited basis and, if medically supported, such cases are transferred to an "In Extremis" trial group, which groups are scheduled for trial in the designated months of either May or November. As of June 30, 2004, the Company was listed as a defendant in 467 pending cases in New York that the Court has designated as Active and assigned to trial groups. To date, the Company has been dismissed as a defendant prior to trial in all New York cases that have proceeded to trial. The number of these dismissals is currently 1,017.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

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

During the first six months of 2004 and 2003, the Company continued its strategy to streamline operations. This strategy principally included continued staff reductions in both administrative and operating positions. Under these reorganization actions, the Company and its management have established and approved specific plans of termination. During the six months ended June 30, 2004 and 2003, the Company initiated reorganization actions in several operations, including, but not limited to, certain operations located in the U.S., the U.K., Holland, Mexico and Germany (2003 only). There were no individually material reorganization actions initiated during the six months ended June 30, 2004 and 2003; however, the following table summarizes these actions in aggregate for the Company:

EMPLOYEE TERMINATION BENEFITS COSTS AND PAYMENTS

---------------------------------------------------------------------------------------------------------------------------------
     (IN THOUSANDS)                                                                                    2004
=================================================================================================================================
                                                                                     FIRST            SECOND         YEAR-TO-DATE
Original reorganization action period                                               QUARTER           QUARTER            TOTAL
=================================================================================================================================
Employee termination benefits expense                                            $        630      $      1,571      $      2,201
---------------------------------------------------------------------------------------------------------------------------------
Payments:
     In 1st quarter of 2004                                                              (235)               --              (235)
     In 2nd quarter of 2004                                                              (226)             (608)             (834)
---------------------------------------------------------------------------------------------------------------------------------
Total payments:                                                                          (461)             (608)           (1,069)
Other:                                                                                     --                41                41
---------------------------------------------------------------------------------------------------------------------------------
Remaining payments as of June 30, 2004                                           $        169      $      1,004      $      1,173
=================================================================================================================================

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

----------------------------------------------------------------------------------------------------------------------------------
     (IN THOUSANDS)                                                                            2003
----------------------------------------------------------------------------------------------------------------------------------
                                                                    FIRST            SECOND          SIX MONTHS          JULY 1 -
Original reorganization action period                              QUARTER           QUARTER        ENDED JUNE 30        DEC 31
==================================================================================================================================
Employee termination benefits expense                           $      1,590      $        915      $      2,505      $      3,559
----------------------------------------------------------------------------------------------------------------------------------
Payments:
     In 2003                                                          (1,595)             (852)           (2,447)           (1,391)
     In 2004                                                             (38)               (5)              (43)           (1,286)
----------------------------------------------------------------------------------------------------------------------------------
Total payments:                                                       (1,633)             (857)           (2,490)           (2,677)
Other:                                                                   109               (38)               71                43
----------------------------------------------------------------------------------------------------------------------------------
Remaining payments as of June 30, 2004                          $         66      $         20      $         86      $        925
==================================================================================================================================

The total amount of costs expected to be incurred for the components of the streamlining initiatives which have met the criteria described in SFAS 146 and the costs incurred to date for the three months and the six months ended June 30, 2004 and 2003 by reportable segment were as follows:

    EMPLOYEE TERMINATION BENEFITS COSTS BY SEGMENT

---------------------------------------------------------------------------------------------------------------------------------
                                                                       THREE MONTHS ENDED                THREE MONTHS ENDED
                                                                          JUNE 30, 2004                    JUNE 30, 2003
---------------------------------------------------------------------------------------------------------------------------------
     (IN THOUSANDS)                                               TOTAL COSTS                        TOTAL COSTS       COSTS
                                                                 EXPECTED TO BE    COSTS INCURRED   EXPECTED TO BE    INCURRED
                                                                    INCURRED          TO DATE         INCURRED         TO DATE
---------------------------------------------------------------------------------------------------------------------------------
Mill Services Segment                                             $        677     $        677     $        406     $        406

Access Services Segment                                                    506              506              164              164

Gas Technologies Segment(a)                                                 45               45               77               77

Engineered Products & Services ("all
   other") Category(a)                                                     343              343              125              125

Corporate                                                                   --               --              143              143
---------------------------------------------------------------------------------------------------------------------------------

Total                                                             $      1,571     $      1,571     $        915     $        915
=================================================================================================================================

     (a) Segment information for prior periods has been reclassified to conform with the current presentation. Due to management changes, effective January 1, 2004, the air-cooled heat exchangers business is classified in the Engineered Products & Services ("all other") Category.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

    EMPLOYEE TERMINATION BENEFITS COSTS BY SEGMENT

---------------------------------------------------------------------------------------------------------------------------------
                                                                         SIX MONTHS ENDED                SIX MONTHS ENDED
                                                                          JUNE 30, 2004                    JUNE 30, 2003
---------------------------------------------------------------------------------------------------------------------------------
     (IN THOUSANDS)                                               TOTAL COSTS                        TOTAL COSTS       COSTS
                                                                 EXPECTED TO BE    COSTS INCURRED   EXPECTED TO BE    INCURRED
                                                                    INCURRED          TO DATE         INCURRED         TO DATE
---------------------------------------------------------------------------------------------------------------------------------

Mill Services Segment                                             $        885     $        885     $      1,401     $      1,401

Access Services Segment                                                    734              734              424              424

Gas Technologies Segment (a)                                               102              102               95               95

Engineered Products & Services ("all other") Category (a)                  480              480              375              375

Corporate                                                                   --               --              210              210
---------------------------------------------------------------------------------------------------------------------------------

Total                                                             $      2,201     $      2,201     $      2,505     $      2,505
=================================================================================================================================

     (a) Segment information for prior periods has been reclassified to conform with the current presentation. Due to management changes, effective January 1, 2004, the air-cooled heat exchangers business is classified in the Engineered Products & Services ("all other") Category.

The following table summarizes employee termination benefit costs and payments (associated with continuing operations) related to reorganization actions initiated prior to January 1, 2003 and accounted for under EITF 94-3:

    (IN THOUSANDS)

Original reorganization action period                                               2002              2001
==============================================================================================================
Employee termination benefits expense                                           $      7,140      $     10,135
--------------------------------------------------------------------------------------------------------------
Payments:
     In 2001                                                                              --            (6,142)
     In 2002                                                                          (4,438)           (1,997)
     In 2003                                                                          (2,627)           (2,215)
     In 2004                                                                             (31)               --
--------------------------------------------------------------------------------------------------------------
Total payments:                                                                       (7,096)          (10,354)
Other:                                                                                    42               253
--------------------------------------------------------------------------------------------------------------
Remaining payments as of June 30, 2004                                          $         86      $         34
==============================================================================================================

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

K.    RECONCILIATION OF BASIC AND DILUTED SHARES

                                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                              JUNE 30                           JUNE 30
     (IN THOUSANDS, EXCEPT AMOUNTS PER SHARE)                          2004             2003             2004             2003
----------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                  $     30,980     $     25,454     $     47,837     $     37,924
==================================================================================================================================

Average shares of common stock outstanding used
   to compute basic earnings per common share
   from continuing operations                                            41,080           40,615           41,009           40,579

Additional common shares to be issued assuming
   exercise of stock options, net of shares assumed
   reacquired                                                               445              257              484              185
----------------------------------------------------------------------------------------------------------------------------------

Shares used to compute dilutive effect of stock
   options                                                               41,525           40,872           41,493           40,764
==================================================================================================================================

Basic earnings per common share from continuing
   operations                                                      $       0.75     $       0.63     $       1.17     $       0.93
==================================================================================================================================

Diluted earnings per common share from continuing
   operations                                                      $       0.75     $       0.62     $       1.15     $       0.93
==================================================================================================================================

Options to purchase 12,000 shares and 225,460 shares were outstanding at June 30, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the effect was antidilutive.

L.    EMPLOYEE BENEFIT PLANS

PENSION EXPENSE FOR DEFINED BENEFIT PLANS

                                                                                      THREE MONTHS ENDED
                                                                                            JUNE 30

     PENSION EXPENSE (INCOME)                                             U. S. PLANS                 INTERNATIONAL PLANS
-----------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                        2004            2003            2004            2003
-----------------------------------------------------------------------------------------------------------------------------
Defined benefit plans:
   Service cost                                                    $      653      $    1,835      $    2,367      $    2,630
   Interest cost                                                        3,398           3,300           9,379           8,956
   Expected return on plan assets                                      (4,490)         (3,940)         (9,828)         (9,682)
   Recognized prior service costs                                         188             181             304             294
   Recognized losses                                                      745           1,102           3,294           2,720
   Amortization of transition asset                                      (366)           (366)           (138)           (174)
   Settlement/Curtailment loss                                             --              --              --               2
-----------------------------------------------------------------------------------------------------------------------------
Defined benefit plans pension expense                              $      128      $    2,112      $    5,378      $    4,746
=============================================================================================================================

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

                                                                                       SIX MONTHS ENDED
                                                                                            JUNE 30
     DEFINED BENEFIT PENSION EXPENSE (INCOME)
                                                                          U. S. PLANS                 INTERNATIONAL PLANS
-----------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                        2004            2003            2004            2003
-----------------------------------------------------------------------------------------------------------------------------
Defined benefit plans:
   Service cost                                                    $    1,305      $    3,670      $    4,825      $    5,334
   Interest cost                                                        6,796           6,600          18,901          16,918
   Expected return on plan assets                                      (8,980)         (7,879)        (19,810)        (17,668)
   Recognized prior service costs                                         377             363             617             557
   Recognized losses                                                    1,491           2,204           6,654           5,974
   Amortization of transition asset                                      (733)           (733)           (275)           (325)
   Settlement/Curtailment loss                                             --              --              --               3
-----------------------------------------------------------------------------------------------------------------------------
Defined benefit plans pension expense                              $      256      $    4,225      $   10,912      $   10,793
=============================================================================================================================

The defined benefit pension expense for the three months ended and six months ended June 30, 2004, decreased $1.4 million and $3.9 million from the three months ended and six months ended June 30, 2003, respectively. Increases in the defined contribution plans expense more than offset the decreases in the defined benefit pension plans expense for the same periods. This is principally due to pension plan changes resulting in accrued service no longer being granted for periods after December 31, 2003 for a majority of the U.S. defined benefit pension plans and certain international defined benefit pension plans. In place of these plans, the Company has established, effective January 1, 2004, defined contribution plans providing for the Company to contribute a specified matching amount for participating employees' contributions to the plan. Domestically, this match will be made on employee contributions up to four percent of their eligible compensation. Additionally, the Company may provide a discretionary contribution of up to two percent of compensation for eligible employees. Internationally, this match is up to six percent of eligible compensation with an additional two percent going towards insurance and administrative costs. The Company believes these new defined contribution plans will provide a more predictable and less volatile expense than existed under the defined benefit plans.

In the quarter ended June 30, 2004, the Company contributed $0.3 million and $5.6 million for the U.S. and international defined benefit pension plans, respectively. For the six months ended June 30, 2004, the Company contributed $0.5 million and $9.7 million for the U.S. and international defined benefit pension plans, respectively. The Company currently anticipates contributing an additional $1.2 million and $8.6 million for the U.S. and international plans, respectively, during the remainder of 2004. These are reductions from the estimates included in the Company's Form 10-K for the year-ended December 31, 2003 due to updated international estimates and the passage of the Pension Funding Equity Act of 2004 which impacted domestic plans.

During June 2004, the U.S. pension plans sold 350,000 shares of Harsco Corporation Common Stock at an average price of $44.48. The sale of Company shares was approved by the Company's Board of Directors to rebalance the investments in the U.S. pension fund and further diversify the plan assets. As of June 30, 2004, 382,640 shares of the Company's common stock with a fair market value of approximately $18 million are included in U.S. pension plan assets.

POSTRETIREMENT BENEFITS

                                                                                    THREE MONTHS ENDED
   POSTRETIREMENT BENEFITS EXPENSE (INCOME)                                               JUNE 30
-----------------------------------------------------------------------------------------------------------
   (IN THOUSANDS)                                                                   2004            2003
-----------------------------------------------------------------------------------------------------------
   Service cost                                                                  $        3      $        3
   Interest cost                                                                         91             137
   Recognized prior service costs                                                         8               8
   Recognized losses                                                                      7              29
   Settlement/Curtailment gain                                                       (1,502)           (816)
-----------------------------------------------------------------------------------------------------------
Postretirement benefits income                                                   $   (1,393)     $     (639)
===========================================================================================================

The income of $1.4 million and $0.6 million for the three months ended June 30, 2004 and 2003, respectively was due principally to the termination of certain postretirement health care plans.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

                                                                                     SIX MONTHS ENDED
   POSTRETIREMENT BENEFITS EXPENSE (INCOME)                                               JUNE 30
-----------------------------------------------------------------------------------------------------------
   (IN THOUSANDS)                                                                   2004            2003
-----------------------------------------------------------------------------------------------------------
   Service cost                                                                  $        6      $       15
   Interest cost                                                                        198             324
   Recognized prior service costs                                                        16              16
   Recognized losses                                                                     22              44
   Settlement/Curtailment gain                                                       (2,238)         (4,898)
-----------------------------------------------------------------------------------------------------------
Postretirement benefits income                                                   $   (1,996)     $   (4,499)
===========================================================================================================

The income of $2.0 million for 2004 was due principally to the termination of certain postretirement health care plans. The income of $4.5 million for 2003 was due principally to the termination of certain postretirement life insurance plans and a postretirement health care plan.

In accordance with the provisions of Financial Accounting Standards Board Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (FSP FAS 106-2), the Company has deferred any re-measurement of its postretirement health care benefit obligation until December 31, 2004 since the impact is expected to be immaterial. For a detailed disclosure of the Company's pension and postretirement benefit plans, see Note 8, "Employee Benefit Plans," to the Company's Form 10-K for the year ended December 31, 2003.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

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

Factors which could cause results to differ include, but are not limited to, those discussed in Part I, Item 3 "Quantitative and Qualitative Disclosures About Market Risk." The Company cautions that these factors may not be exhaustive and that many of these factors are beyond the Company's ability to control or predict. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company undertakes no duty to update forward-looking statements.

EXECUTIVE OVERVIEW
The Company's second quarter 2004 revenues were a record $617.6 million. This is an increase of $81.1 million or 15% over the second quarter of 2003. Income from continuing operations was $31.0 million for the second quarter 2004 compared with $25.5 million in the second quarter of 2003, an increase of 22%. Diluted earnings per share from continuing operations were a record $0.75 in the second quarter of 2004 compared with $0.62 for the second quarter of 2003, a 21% increase.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

Revenues for the first six months of 2004 were a record $1,173.9 million. This is an increase of $149.5 million or 15% over the first six months of 2003. Income from continuing operations was $47.8 million for the first six months of 2004 compared with $37.9 million in the first six months of 2003, an increase of 26%. Diluted earnings per share from continuing operations were $1.15 in the first six months of 2004 compared with $0.93 for the first six months of 2003, a 24% increase.

The second quarter and first six months of 2004 results were led by the Mill Services Segment. This Segment achieved quarter-over-quarter revenue growth of $38.5 million or 19%, and accounted for 39% of the Company's revenues. Despite slightly lower operating income in the second quarter of 2004 when compared with the second quarter of 2003, this Segment still provided 43% of the Company's operating income for the second quarter of 2004. In comparison with the first six months of 2003, this Segment achieved period-over-period revenue growth of $86.5 million or 22%, and accounted for 41% of the Company's revenues and 53% of the operating income for the first six months of 2004.

The Access Services Segment contributed revenue increases of $25.2 million or 16% for the second quarter and $35.6 million or 12% for the first six months of 2004, compared with the corresponding 2003 periods. The Gas Technologies Segment contributed revenue increases of $13.2 million or 19% for the second quarter and $22.6 million or 16% for the first six months of 2004, compared with the corresponding 2003 periods. The increase in the Access Services Segment was driven by the international operations as the U.S. operations continue to experience a lingering softness in the non-residential construction market. The revenue increases in the Gas Technologies Segment appear to indicate that the manufacturing recession experienced by this Segment over the last several years has bottomed out.

Also contributing to the positive performance in both the second quarter and first six months of 2004, in the "All Other" Category, was a turnaround to profitability of the industrial grating business. The roofing granules and abrasives business and the boiler and process equipment business also contributed higher income and margins compared with the second quarter and first six months of 2003. The railway track services and equipment business performed below last year's results, reflecting the timing of product deliveries to its international customers. A large portion of this business' backlog is expected to be shipped during the fourth quarter of 2004, which will represent the strongest quarter of the year for the railway track services and equipment business. There is a risk that some orders could slip into the first quarter of 2005.

The positive effect of foreign currency translation increased second quarter 2004 consolidated revenues by $20.2 million and pre-tax income by $1.3 million when compared with the second quarter of 2003.

-----------------------------------------------------------------------------------------------------------
                               REVENUES BY REGION
-----------------------------------------------------------------------------------------------------------
                                       TOTAL REVENUES
                                      THREE MONTHS ENDED                     PERCENTAGE GROWTH FROM
                                           JUNE 30                                2003 TO 2004
     (DOLLARS IN MILLIONS)           2004           2003            VOLUME          CURRENCY          TOTAL
-----------------------------------------------------------------------------------------------------------
U.S.                              $    257.7     $    229.8           12.1%            0.0%            12.1%
Europe                                 255.1          221.4            7.2             8.0             15.2
Asia - Pacific                          30.6           20.9           40.4             6.0             46.4
Latin America                           28.8           26.0           15.6            (4.8)            10.8
Other                                   45.4           38.4           11.7             6.5             18.2
-----------------------------------------------------------------------------------------------------------
Total                             $    617.6     $    536.5           11.3%            3.8%            15.1%
===========================================================================================================

The positive effect of foreign currency translation increased consolidated revenues for the first six months of 2004 by $58.7 million and pre-tax income by $2.9 million when compared with the first six months of 2003.

-----------------------------------------------------------------------------------------------------------
                               REVENUES BY REGION
-----------------------------------------------------------------------------------------------------------
                                       TOTAL REVENUES
                                      SIX MONTHS ENDED                      PERCENTAGE GROWTH FROM
                                           JUNE 30                                2003 TO 2004
     (DOLLARS IN MILLIONS)           2004           2003            VOLUME          CURRENCY          TOTAL
-----------------------------------------------------------------------------------------------------------
     U.S                          $    485.0     $    433.6           11.9%            0.0%           11.9%
     Europe                            489.2          428.0            3.3            11.0            14.3
     Asia - Pacific                     56.4           41.1           26.7            10.5            37.2
     Latin America                      55.9           47.7           16.7             0.5            17.2
     Other                              87.4           74.0            8.4             9.7            18.1
-----------------------------------------------------------------------------------------------------------
     Total                        $  1,173.9     $  1,024.4            8.9%            5.7%           14.6%
===========================================================================================================

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

2004 HIGHLIGHTS
The following significant items impacted the Company overall during the second quarter and first six months of 2004 in comparison with the second quarter and first six months of 2003, respectively:

Company Wide:
-------------
o Higher fuel, commodity and other material costs, particularly steel, increased the Company's operating costs during the second quarter and first six months of 2004. These increased costs were generally offset by increased revenues. To the extent that such costs cannot be passed to customers in the future, operating income may be adversely affected.
o During the second quarter and first six months of 2004, the Company was favorably affected by pre-tax benefits of $1.5 million and $2.2 million, respectively, from the termination of certain postretirement benefit plans. This compares with pre-tax benefits of $0.8 million and $4.9 million during the second quarter and first six months of 2003, respectively, for similar plan terminations.
o Defined benefit pension expense for the second quarter and first six months of 2004 decreased approximately $1.4 million and $3.9 million from the second quarter and first six months of 2003, respectively. During the second quarter and first six months of 2004, there were offsetting increases of approximately $2.0 million and $4.6 million, respectively, in defined contribution plan expenses related to the new defined contribution plans that commenced January 1, 2004. During 2003, the Company restructured its pension plans to make them more predictable and affordable. This is more fully discussed under Part I, Item 1, Footnote L labeled "Employee Benefit Plans."
o Other than the impact on revenues, and included in the impact on pre-tax income effect as discussed above, the effect of positive foreign currency translation in the second quarter and first six months of 2004 resulted in a pre-tax increase to interest expense of $0.6 million and $1.5 million, respectively, compared with the corresponding 2003 periods.

Mill Services Segment:
----------------------

                                                                  THREE MONTHS                   SIX MONTHS
                                                                  ENDED JUNE 30                 ENDED JUNE 30
-------------------------------------------------------------------------------------------------------------------
(IN MILLIONS)                                                  2004           2003           2004           2003
-------------------------------------------------------------------------------------------------------------------
Revenues                                                    $    242.2     $    203.8     $    478.5     $    392.0
Operating income                                                  24.8           25.7           50.1           42.4
===================================================================================================================

                                                                                               THREE MONTHS      SIX MONTHS
MILL SERVICES SEGMENT - SIGNIFICANT IMPACTS ON REVENUES                                        ENDED JUNE 30   ENDED JUNE 30
---------------------------------------------------------------------------------------------------------------------------
     (IN MILLIONS)
---------------------------------------------------------------------------------------------------------------------------
Revenues - 2003                                                                                  $    203.8      $    392.0
Continued strong volume and new business                                                               16.5            29.0
The acquisition of the industrial services unit of C. J. Langenfelder and Sons, Inc.
in June 2003                                                                                           11.8            24.4
The benefit of positive foreign currency translation                                                   10.2            32.7
Other                                                                                                  (0.1)            0.4
---------------------------------------------------------------------------------------------------------------------------
Revenues - 2004                                                                                  $    242.2      $    478.5
===========================================================================================================================

MILL SERVICES SEGMENT - SIGNIFICANT IMPACTS ON OPERATING INCOME FOR THE THREE AND SIX MONTHS ENDED JUNE 30:
o Continued strong volume and new business increased operating income in the second quarter and first six months of 2004 by $1.0 million and $6.5 million, respectively, when compared with the same 2003 periods.
o The benefit of positive foreign currency translation in the second quarter and first six months of 2004 resulted in increased operating income of $1.6 million and $4.2 million, respectively, compared with the second quarter and first six months of 2003, respectively.
o During the second quarter and first six months of 2003, the Segment was favorably affected by pre-tax benefits of $1.7 million and $1.8 million, respectively, from the reversal of bad debt expense, and $0.8 million and $1.4

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

     million, respectively, from the termination of certain postretirement benefit plans. During the second quarter and first six months of 2004 no such benefits occurred, negatively impacting the operating margin on a comparative basis.
o During the second quarter, and to a lesser extent, the first six months of 2004, the Segment's operating income was negatively impacted by increased maintenance and repair costs; higher start-up costs for new contracts; and increased general and administrative costs (including Sarbanes-Oxley
     Section 404 related costs).

Access Services Segment:
------------------------

                                                                  THREE MONTHS                   SIX MONTHS
                                                                  ENDED JUNE 30                 ENDED JUNE 30
-------------------------------------------------------------------------------------------------------------------
(IN MILLIONS)                                                  2004           2003           2004           2003
-------------------------------------------------------------------------------------------------------------------
 Revenues                                                   $    183.1     $    157.9     $    340.9     $    305.3
 Operating income                                                 14.3           10.7           17.7           15.4
 ==================================================================================================================


                                                                                               THREE MONTHS      SIX MONTHS
ACCESS SERVICES SEGMENT - SIGNIFICANT IMPACTS ON REVENUES                                      ENDED JUNE 30   ENDED JUNE 30
---------------------------------------------------------------------------------------------------------------------------
     (IN MILLIONS)
---------------------------------------------------------------------------------------------------------------------------
Revenues - 2003                                                                                 $     157.9     $     305.3
Net increased volume                                                                                   13.0             8.9
The benefit of positive foreign currency translation                                                    9.6            24.2
Acquisitions (principally SGB Raffia in Australia)                                                      2.4             2.7
Other                                                                                                   0.2            (0.2)
---------------------------------------------------------------------------------------------------------------------------
Revenues - 2004                                                                                 $     183.1     $     340.9
===========================================================================================================================

ACCESS SERVICES SEGMENT - SIGNIFICANT IMPACTS ON OPERATING INCOME FOR THE THREE AND SIX MONTHS ENDED JUNE 30:
o In the second quarter and first six months of 2004, the Segment was positively impacted by the strength of the formwork business, particularly in the Middle East and United Kingdom. Also, margins on the international powered-access equipment rentals improved due to cost restructuring actions implemented during 2003.
o In the second quarter and first six months of 2004, there was a continued slowdown in the U.S. non-residential construction markets. This slowdown had a negative effect on volume (particularly equipment rental) which caused overall margins in the U.S. to decline. Equipment rentals, particularly in the construction sector, provide the highest margins for this Segment. The decline in margins in the U.S. was more than offset by improvements internationally.
o During both the second quarter and first six months of 2004, the Segment was favorably affected by pre-tax income of $1.3 million from the termination of certain postretirement benefit plans. This compared with a pre-tax benefit of $0.5 million from the termination of similar plans in the first six months of 2003 (first quarter).
o During the first six months of 2003, the Segment was favorably affected by pre-tax income of $1.7 million from the sale of non-core assets. During the first six months of 2004, no such benefits occurred.
o The benefit of positive foreign currency translation in the first six months of 2004 resulted in increased operating income of $0.7 million, compared with the first six months of 2003.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

Gas Technologies Segment:
-------------------------

                                                                  THREE MONTHS                   SIX MONTHS
                                                                  ENDED JUNE 30                 ENDED JUNE 30
-------------------------------------------------------------------------------------------------------------------
(IN MILLIONS)                                                  2004           2003(a)        2004           2003(a)
-------------------------------------------------------------------------------------------------------------------
Revenues                                                    $     83.0     $     69.7     $    160.5     $    137.9
Operating income                                                   5.3            3.6            8.4            6.9
===================================================================================================================

     (a) Segment information for prior periods has been reclassified to conform with the current presentation. Due to management changes, effective January 1, 2004, the air-cooled heat exchangers business is classified in the Engineered Products & Services ("all other") Category.

                                                                                               THREE MONTHS      SIX MONTHS
GAS TECHNOLOGIES SEGMENT - SIGNIFICANT IMPACTS ON REVENUES                                     ENDED JUNE 30   ENDED JUNE 30
---------------------------------------------------------------------------------------------------------------------------
     (IN MILLIONS)
---------------------------------------------------------------------------------------------------------------------------
Revenues - 2003                                                                                 $      69.7     $     137.9
Increased demand for propane tanks                                                                      8.2            18.8
Increased demand for cryogenics equipment and high-pressure cylinders                                   8.2            11.3
The benefit of positive foreign currency translation                                                    0.3             0.9
Increased competition and decreased demand for certain valves and composite-wrapped cylinders          (3.4)           (8.5)
Other                                                                                                   -               0.1
---------------------------------------------------------------------------------------------------------------------------
Revenues - 2004                                                                                 $      83.0     $     160.5
===========================================================================================================================

GAS TECHNOLOGIES SEGMENT - SIGNIFICANT IMPACTS ON OPERATING INCOME FOR THE THREE AND SIX MONTHS ENDED JUNE 30:
o Operating income increased in both the second quarter and first six months of 2004 compared with the same periods of 2003, due mainly to increased demand for propane tanks.
o The increased demand for propane tanks as well as high-pressure cylinders was partially driven by customers accelerating purchases in anticipation of future price increases. The impact of this accelerated customer purchasing may result in decreased sales in future quarters of 2004.
o Although steel costs increased during the second quarter and first six months of 2004, the costs were generally offset by increased revenues. To the extent that such costs cannot be passed to customers in the future, operating income may be adversely affected.
o Increased competition and decreased demand for certain valves and composite-wrapped cylinders negatively impacted operating income for both the second quarter and first six months of 2004 compared with the same periods of 2003.
o During the first six months of 2003, the Segment was favorably affected by a pre-tax benefit of $0.6 million from the termination of certain postretirement benefit plans. During the first six months of 2004, no such benefit occurred.
o The benefit of positive foreign currency translation in the second quarter and first six months of 2004 resulted in decreased operating income of $0.1 million and $0.2 million, respectively, compared with the second quarter and first six months of 2003, respectively.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

Engineered Products & Services ("all other") Category:
------------------------------------------------------

                                                                  THREE MONTHS                   SIX MONTHS
                                                                  ENDED JUNE 30                 ENDED JUNE 30
-------------------------------------------------------------------------------------------------------------------
(IN MILLIONS)                                                  2004           2003(a)        2004           2003(a)
-------------------------------------------------------------------------------------------------------------------
Revenues                                                    $    109.2     $    105.0     $    193.9     $    189.1
Operating income                                                  13.2            9.6           19.3           13.5
===================================================================================================================

     (a) Segment information for prior periods has been reclassified to conform with the current presentation. Due to management changes, effective January 1, 2004, the air-cooled heat exchangers business is classified in the Engineered Products & Services ("all other") Category.

ENGINEERED PRODUCTS & SERVICES ("ALL OTHER") CATEGORY -                                         THREE MONTHS    SIX MONTHS
      SIGNIFICANT IMPACTS ON REVENUES                                                          ENDED JUNE 30   ENDED JUNE 30
---------------------------------------------------------------------------------------------------------------------------
     (IN MILLIONS)
---------------------------------------------------------------------------------------------------------------------------
Revenues - 2003                                                                                 $     105.0     $     189.1
Industrial grating products business                                                                    6.0             8.5
Air-cooled heat exchangers business                                                                     2.7             5.3
Boiler and process equipment business                                                                   1.4             3.1
Roofing granules and abrasives business                                                                 1.4             1.2
The benefit of positive foreign currency translation                                                    0.1             0.9
Railway track services and equipment business                                                          (7.4)          (14.2)
---------------------------------------------------------------------------------------------------------------------------
Revenues - 2004                                                                                 $     109.2     $     193.9
===========================================================================================================================

ENGINEERED PRODUCTS & SERVICES ("ALL OTHER") CATEGORY - SIGNIFICANT IMPACTS ON OPERATING INCOME FOR THE THREE AND SIX MONTHS ENDED JUNE 30:

o Operating income for the industrial grating products business increased during the second quarter and first six months of 2004 due to: increased prices; a focus on larger orders; reduced low-margin fabrication orders; and internal restructuring and cost reductions. This is in comparison with an operating loss in the second quarter and first six months of 2003 which included $2.1 million and $2.2 million, respectively, in additional expense from reorganization costs and an asset write-down.
o Continued and consistent profitable results from the roofing granules and abrasives business and the boiler and process equipment business were attained in the second quarter and first six months of 2004.
o Decreased second quarter and first six months of 2004 operating income in the railway track services and equipment business were due principally to the timing of international sales during 2004. Sales are expected to increase as the year progresses, especially in the fourth quarter of 2004. Should unexpected events delay shipment and/or acceptance of orders scheduled for the fourth quarter, these revenues may not be recognized until the first quarter of 2005.
o During the first six months of 2003, this Category was favorably affected by a pre-tax benefit of $1.1 million from the termination of certain postretirement benefit plans. This compares with a $0.7 million pre-tax benefit during the first six months of 2004 for similar plan terminations.
o The benefit of positive foreign currency translation in the second quarter and first six months of 2004 resulted in increased operating income of $0.6 million and $0.7 million, respectively, when compared with the second quarter and first six months of 2003.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

OUTLOOK, TRENDS AND STRATEGIES
Looking to the remainder of 2004 and beyond, the following significant items, trends and strategies are expected to affect the Company:

Company Wide:
-------------
o A continued focus on expanding the higher-margin industrial services businesses, with a particular emphasis on growing the Mill Services Segment through the provision of additional services to existing customers, new contracts and strategic acquisitions.
o    Continued focus on improving Economic Value Added (EVA(R)).
o A target of $280 million in cash provided by operating activities for 2004, which would be a record.
o Higher fuel, transportation and material costs, particularly steel, could increase the Company's operating costs and reduce profitability to the extent that such costs cannot be passed to customers.
o As discussed in Note I, "Commitments and Contingencies," in Part I, Item 1, Financial Statements, the Company has received formal notice that the U.S. Government has accepted a proposed settlement of the FET case. As a result, the Company expects to receive approximately $12 million to $13 million pre-tax during the third quarter or early fourth quarter of 2004. This settlement will have a positive effect on income from discontinued operations, net income and earnings per share in the third quarter of 2004. Cash flows will be positively affected in the third or fourth quarter of 2004.
o Cost reductions and Six-Sigma continuous process improvement initiatives across the Company should further enhance margins. This includes improved supply chain management and additional outsourcing in the manufacturing businesses.
o An increase in general and administrative expenses is expected related to external audit fees and internal costs for compliance with the Sarbanes-Oxley Act of 2002, particularly Section 404.

Mill Services Segment:
----------------------
o Global steel demand and production is forecasted to remain strong in 2004, and bidding activity for new mill services contracts and add-on services is strong.
o Increases in steel prices and worldwide demand could provide increased production volumes and additional opportunities for mill services contracts.
o The risk remains that certain Mill Services customers may file for bankruptcy protection in the future which could have an adverse effect on the Company's income and cash flows.

Access Services Segment:
------------------------
o The outlook for U.S. non-residential construction spending is not expected to improve significantly until 2005. The benefits of this will likely affect mid-to-late 2005 results.
o There is continued concern over the competitive environment in the United States. International competitors have invested heavily in the U.S. access services market, substantially increasing the supply of certain types of rental equipment.

Gas Technologies Segment:
-------------------------
o An overall net improvement in this Segment is expected to be led by the propane tank, cryogenics and cylinders product lines.
o Increases in steel prices and worldwide demand for steel could have an adverse effect on raw material costs, and this Segment's ability to obtain the necessary raw materials.
o Continued weak market conditions for LPG valves and increased brass costs (a key valve component) are expected to impact this Segment. This weakness is expected to be offset by increased demand related to the introduction of new valves during 2004, increased market share, new markets for the LPG valve and improved pricing. However, if the current market conditions persist through the second half of 2004 and beyond, and if the business is unable to execute its strategy, the valuation of this business could be negatively impacted.

Engineered Products & Services ("all other") Category:
------------------------------------------------------
o A continued positive outlook is anticipated for railway track services and equipment sales as demand for products and services is expected to grow throughout the world. However, due to long lead times, the benefits of the increased orders will gradually affect the second half of 2004, principally the fourth quarter, and beyond.
o The industrial grating business is expected to sustain continued profitability for 2004.
o Increases in steel prices and worldwide demand for steel could have an adverse effect on raw material costs, and the ability to obtain the necessary raw materials for most businesses in this Category.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

o Consistent, profitable results are expected from the roofing granules and abrasives business, the boiler and process equipment business and the air-cooled heat exchangers business.

RESULTS OF OPERATIONS

-----------------------------------------------------------------------------------------------------------------------
                                                                      THREE MONTHS                   SIX MONTHS
                                                                     ENDED JUNE 30                  ENDED JUNE 30
(DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE)                       2004            2003           2004            2003
-----------------------------------------------------------------------------------------------------------------------
Revenues from continuing operations                           $    617.6      $    536.5     $  1,173.9      $  1,024.4
Cost of services and products sold                                 467.9           403.8          896.9           779.5
Selling, general and administrative expenses                        89.5            81.5          177.5           162.0
Other expenses                                                       2.0             1.4            3.6             2.3
Operating income from continuing operations                         57.6            49.0           94.6            78.9
Income tax expense                                                  14.9            12.1           23.5            18.5
Income from continuing operations                                   31.0            25.5           47.8            37.9
Income (loss) from discontinued operations                          (0.2)            0.2           (0.2)            0.2
Net income                                                          30.7            25.6           47.7            38.1
Diluted earnings per common share                                   0.74            0.63           1.15            0.94
-----------------------------------------------------------------------------------------------------------------------

COMPARATIVE ANALYSIS OF CONSOLIDATED RESULTS

REVENUES

Second Quarter 2004 vs. Second Quarter 2003
-------------------------------------------
Record revenues were recorded for the second quarter of 2004, up $81.1 million or 15% from the second quarter of 2003. This increase was attributable to the following significant items:

     ---------------------------------------------------------------------------
                                       CHANGE IN REVENUES
     IN MILLIONS          SECOND QUARTER 2004 VS. SECOND QUARTER 2003
     ---------------------------------------------------------------------------
       $  20.2    Effect of positive foreign currency translation.
          16.4    Net increased volume, new contracts and sales price changes in the Mill Services Segment.
          14.2    Net effect of business acquisitions resulted in increased
                  revenues of $11.8 and $2.4 million in the Mill Services and
                  Access Services Segments, respectively.
          13.0    Net increased revenues in the Gas Technologies Segment due principally to improving market conditions and selling price increases, partially offset by decreased demand for liquid propane gas (LPG) valves in the patio grill market and
                  composite-wrapped cylinders.
          12.9    Net increased revenues in the Access Services Segment due
                  principally to the strength of the international formwork
                  business, particularly in the Middle East and United Kingdom.
           6.0    Increased revenues of the industrial grating products business due to a focus on larger orders and increased prices.
           2.7    Increased revenues of the air-cooled heat exchangers business due to improving natural gas prices.
          (7.4)   Net decreased revenues in the railway track services and
                  equipment business due principally to decreased rail equipment sales.
           3.1    Other (minor changes across the various units not already
                  mentioned).
     ---------------------------------------------------------------------------
       $  81.1    Total Change in Revenues - Second Quarter 2004 vs. Second
                  Quarter 2003
     ===========================================================================

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

Six Months of 2004 vs. Six Months of 2003
-----------------------------------------
Record revenues were recorded for the first six months of 2004, up $149.5 million or 15% from the first six months of 2003. This increase was attributable to the following significant items:

     ---------------------------------------------------------------------------
                                      CHANGE IN REVENUES
      IN MILLIONS          SIX MONTHS OF 2004 VS. SIX MONTHS OF 2003
     ---------------------------------------------------------------------------
       $  58.7    Effect of positive foreign currency translation.
          29.4    Net increased volume, new contracts and sales price changes in the Mill Services Segment.
          26.9    Net effect of business acquisitions resulted in increased
                  revenues of $24.2 and $2.7 million in the Mill Services and
                  Access Services Segments, respectively.
          21.7    Net increased revenues in the Gas Technologies Segment due principally to improving market conditions; selling price
                  increases; and customers accelerating purchases in
                  anticipation of future price increases for the propane,
                  cylinders and cryogenics businesses, partially offset by
                  decreased demand for liquid propane gas (LPG) valves in the patio grill market and composite-wrapped cylinders.
           8.7    Net increased revenues in the Access Services Segment due to the strength of the international formwork business,
                  particularly in the Middle East and United Kingdom, partially offset by continued slowdown in the U.S. non-residential
                  construction markets.
           8.5    Increased revenues of the industrial grating products business due to increased demand, customers accelerating purchases in anticipation of future price increases and a focus on larger orders.
           5.3    Increased revenues of the air-cooled heat exchangers business due to increased volume as a result of improving natural gas prices.
           3.1    Increased revenues of the boiler and process equipment
                  business due to increased volume across all product lines.
         (14.2)   Net decreased revenues in the railway track services and
                  equipment business due principally to decreased rail equipment sales.
           1.4    Other (minor changes across the various units not already
                  mentioned).
     ---------------------------------------------------------------------------
       $ 149.5    Total Change in Revenues - Six Months of 2004 vs. Six Months
                  of 2003
     ===========================================================================

================================================================================

COST OF SERVICES AND PRODUCTS SOLD

Second Quarter 2004 vs. Second Quarter 2003
-------------------------------------------
Cost of services and products sold for the second quarter of 2004 increased $64.0 million or 16% from the second quarter of 2003, slightly above the 15% increase in revenues. This increase was attributable to the following significant items:

     ---------------------------------------------------------------------------
                         CHANGE IN COST OF SERVICES AND PRODUCTS SOLD
      IN MILLIONS        SECOND QUARTER 2004 VS. SECOND QUARTER 2003
     ---------------------------------------------------------------------------
       $  34.0    Increased costs due to increased revenues (exclusive of the effect of foreign currency translation and business
                  acquisitions). This includes increased steel and commodity costs since the Company was generally able to recover these costs with increased revenues.
          14.8    Effect of positive foreign currency translation.
          12.8    Effect of business acquisitions.
           0.5    Increased costs on a comparative basis due to income generated by the termination of a postretirement benefit plan in the second quarter of 2003 that did not recur in the second
                  quarter of 2004.
           1.9    Other (due to product mix and minor changes across the various units not already mentioned).
     ---------------------------------------------------------------------------
       $  64.0    Total Change in Cost of Services and Products Sold - Second
                  Quarter 2004 vs. Second Quarter 2003
     ===========================================================================

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

Six Months of 2004 vs. Six Months of 2003
-----------------------------------------
Cost of services and products sold for the first six months of 2004 increased $117.4 million or 15% from the first six months of 2003, consistent with the 15% increase in revenues. This increase was attributable to the following significant items:

     ---------------------------------------------------------------------------
                        CHANGE IN COST OF SERVICES AND PRODUCTS SOLD
      IN MILLIONS         SIX MONTHS OF 2004 VS. SIX MONTHS OF 2003
     ---------------------------------------------------------------------------
       $  48.7    Increased costs due to increased revenues (exclusive of the effect of foreign currency translation and business
                  acquisitions). This includes increased steel and commodity costs since the Company was generally able to recover these costs with increased revenues.
          43.9    Effect of positive foreign currency translation.
          24.7    Effect of business acquisitions.
           3.3    Increased costs on a comparative basis due to income generated by the termination of a postretirement benefit plan in the first six months of 2003 that did not recur in the first six months of 2004.
          (3.2)   Other (due to stringent cost controls, process improvements, reorganization actions, product mix and minor changes across the various units not already mentioned).
     ---------------------------------------------------------------------------
       $ 117.4    Total Change in Cost of Services and Products Sold - Six
                  Months of 2004 vs. Six Months of 2003
     ===========================================================================

================================================================================

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Second Quarter 2004 vs. Second Quarter 2003
-------------------------------------------
Selling, general and administrative (SG&A) expenses for the second quarter of 2004 increased $8.0 million or 10% from the second quarter of 2003, less than the 15% increase in revenues. The lower relative increase in SG&A expenses (10%) as compared with revenues (15%) was due to stringent cost controls, process improvements and reorganization actions. The increase in SG&A expenses was attributable to the following significant items:

     ---------------------------------------------------------------------------
                   CHANGE IN SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
      IN MILLIONS       SECOND QUARTER 2004 VS. SECOND QUARTER 2003
     ---------------------------------------------------------------------------
       $   3.5    Effect of positive foreign currency translation.
           1.6    Reversal of a provision for uncollectible accounts receivable in the second quarter of 2003 that did not recur in the second quarter of 2004.
           1.1    Increased professional fees due to higher external auditor fees (related to Sarbanes-Oxley Section 404) and increased consulting and legal expenses.
           1.0    Increased pension expense.
           0.5    Effect of business acquisitions.
          (1.0)   Decreased costs on a comparative basis due to $0.3 million in income generated by the termination of a postretirement
                  benefit plan in the second quarter of 2003 compared with $1.3 million in the second quarter of 2004.
           1.3    Other.
     ---------------------------------------------------------------------------
       $   8.0    Total Change in Selling, General and Administrative Expenses -
                  Second Quarter 2004 vs. Second Quarter 2003

     ===========================================================================

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

Six Months of 2004 vs. Six Months of 2003
-----------------------------------------
Selling, general and administrative (SG&A) expenses for the first six months of 2004 increased $15.5 million or 10% from the first six months of 2003, less than the 15% increase in revenues. The lower relative increase in SG&A expenses (10%) as compared with revenues (15%) was due to stringent cost controls, process improvements and reorganization actions. The increase in SG&A expenses was attributable to the following significant items:

     ---------------------------------------------------------------------------
                    CHANGE IN SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
      IN MILLIONS         SIX MONTHS OF 2004 VS. SIX MONTHS OF 2003
     ---------------------------------------------------------------------------
       $   9.8    Effect of positive foreign currency translation.
           2.8    Reversal of a provision for uncollectible accounts receivable in the second quarter of 2003 that did not recur in the first six months of 2004 and increased provisions for certain
                  uncollectible accounts receivable during the first six months of 2004.
           1.4    Increased pension expense.
           1.4    Increased professional fees due to higher external auditor fees (related to Sarbanes-Oxley Section 404) and increased consulting and legal expenses.
           0.6    Effect of business acquisitions.
          (1.0)   Decreased insurance expense.
          (0.5)   Decreased costs on a comparative basis due to $1.6 million in income generated by the termination of a postretirement
                  benefit plan in the first six months of 2003 compared with
                  $2.1 million in the first six months of 2004.
           1.0    Other.
     ---------------------------------------------------------------------------
       $  15.5    Total Change in Selling, General and Administrative Expenses -
                  Six Months of 2004 vs. Six Months of 2003
     ===========================================================================

================================================================================

OTHER EXPENSES

This income statement classification includes impaired asset write-downs, employee termination benefit costs and costs to exit activities, offset by net gains on the disposal of non-core assets. During the first six months of 2004, the Company continued its strategy to streamline operations. This strategy included continued headcount reductions in both administrative and operating positions. These actions resulted in net Other expenses of $2.0 million and $3.6 million in the second quarter and first six months of 2004, respectively, compared with $1.4 million and $2.3 million in the comparable 2003 periods.

Second Quarter 2004 vs. Second Quarter 2003
-------------------------------------------
Other expenses for the second quarter of 2004 increased $0.6 million or 40% from the second quarter of 2003. This increase was attributable to the following significant items:

     ---------------------------------------------------------------------------
                                CHANGE IN OTHER EXPENSES
      IN MILLIONS     SECOND QUARTER 2004 VS. SECOND QUARTER 2003
     ---------------------------------------------------------------------------
       $   0.7    Increase in employee termination benefit costs.

           0.5    Decrease in net gains on disposals of non-core assets. This decline was attributable to $0.5 million in net gains that were realized in the second quarter of 2003 from the sale of non-core assets within the Mill Services and Access Services
                  Segments that were not repeated in the second quarter of 2004.
          (0.6)   Decrease in other expenses.
     ---------------------------------------------------------------------------
       $   0.6    Total Change in Other Expenses - Second Quarter 2004 vs.
                  Second Quarter 2003
     ===========================================================================

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

Six Months of 2004 vs. Six Months of 2003
-----------------------------------------
Other expenses for the first six months of 2004 increased $1.2 million or 53% from the first six months of 2003. This increase was attributable to the following significant items:

     ---------------------------------------------------------------------------
                                  CHANGE IN OTHER EXPENSES
      IN MILLIONS         SIX MONTHS OF 2004 VS. SIX MONTHS OF 2003
     ---------------------------------------------------------------------------
       $   2.0    Decrease in net gains on disposals of non-core assets. This decline was attributable to $2.0 million in net gains that were realized in the first six months of 2003 from the sale of non-core assets within the Access Services and Mill Services
                  Segment that were not repeated in the first six months of
                  2004.
          (0.4)   Decrease in costs to exit activities.
          (0.3)   Decrease in employee termination benefit costs.
          (0.1)   Other due to rounding.
     ---------------------------------------------------------------------------
       $   1.2    Total Change in Other Expenses - Six Months of 2004 vs. Six
                  Months of 2003
     ===========================================================================

For additional information on employee termination benefits, see Note J, "Costs Associated with Exit or Disposal Activities," in Part I, Item 1, Financial Statements.

================================================================================

INCOME TAX EXPENSE FROM CONTINUING OPERATIONS

Second Quarter 2004 vs. Second Quarter 2003
-------------------------------------------
The increase in the second quarter of 2004 of $2.8 million or 23% in income tax expense from continuing operations was due to increased earnings from continuing operations for the reasons mentioned above. The effective tax rate relating to continuing operations for both the second quarter of 2004 and 2003 was 31%.

Six Months of 2004 vs. Six Months of 2003
-----------------------------------------
The increase in the first six months of 2004 of $5.0 million or 27% in income tax expense from continuing operations was due to increased earnings from continuing operations for the reasons mentioned above. The effective tax rate relating to continuing operations for both the first six months of 2004 and 2003 was 31%.

================================================================================

INCOME FROM CONTINUING OPERATIONS

Second Quarter 2004 vs. Second Quarter 2003
-------------------------------------------
Income from continuing operations in the second quarter of 2004 was $5.5 million or 22% above the second quarter of 2003. This increase results from increased revenues, stringent cost controls, process improvements and reorganization actions that contained general and administrative expenses growth to a 10% increase while revenue increased 15%.

Six Months of 2004 vs. Six Months of 2003
-----------------------------------------
Income from continuing operations in the first six months of 2004 was $9.9 million or 26% above the first six months of 2003. This increase results from increased revenues, stringent cost controls, process improvements and reorganization actions that contained general and administrative expenses growth to a 10% increase while revenue increased 15%.

================================================================================

NET INCOME AND EARNINGS PER SHARE

Second Quarter 2004 vs. Second Quarter 2003
-------------------------------------------
Net income of $30.7 million and diluted earnings per share of $0.74 in the second quarter of 2004 exceeded the second quarter of 2003 by $5.1 million and $0.11, respectively, due to increased income from continuing operations for the reasons described above.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

Six Months of 2004 vs. Six Months of 2003
-----------------------------------------
Net income of $47.7 million and diluted earnings per share of $1.15 in the first six months of 2004 exceeded the first six months of 2003 by $9.5 million and $0.21, respectively, due to increased income from continuing operations for the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW
The Company's principal sources of liquidity are cash from operations and short-term borrowings under its various credit agreements, augmented periodically by cash proceeds from asset sales. Principal borrowings for working capital requirements are commercial paper. During 2003, record net cash provided by operating activities of $262.8 million enabled the Company to make substantial payments on its outstanding debt. During the first six months of 2004, cash flows from operations of $97.0 million were 7% higher than in the first six months of 2003. Due to record capital investments of $99.2 million for the first six months of the year and the seasonal aspect of the Company's cash flows in the first half of the year, the Company's net cash borrowings increased $15.4 million in the first six months of 2004.

The Company's management reaffirms its previously stated strategic objectives for 2004 that include generating a record $280 million in cash from operations, augmented by targeted asset sales. The Company's strategy is to redeploy excess or discretionary cash to grow primarily the mill services business and to further reduce debt. In 2004, the Company has targeted approximately $125 million for growth capital investments and acquisitions and approximately $40 million for debt reduction.

As of June 30, 2004, the Company had approximately $92 million of debt that can be paid prior to maturity. The balance of the debt, principally the (pound)200 million notes and the $150 million notes, cannot be paid until maturity in 2010 and 2013, respectively. The Company also plans to continue paying dividends to shareholders.

The Company has a U.S.-based revolving credit facility in the amount of $350 million through a syndicate of banks that is divided into two parts, a $131.3 million portion that matures on August 12, 2004 and $218.8 million portion that matures on September 29, 2005. The Company is in the process of replacing both parts with a new $350 million facility that will mature in August 2007. This transaction is expected to be completed on or before August 12, 2004.

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

      RESOURCES AVAILABLE FOR CASH REQUIREMENTS - The Company has various credit facilities and commercial paper programs available for use throughout the world. The following chart illustrates the amounts outstanding on credit facilities and commercial paper programs and available credit at June 30, 2004.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

SUMMARY OF CREDIT FACILITIES                                        AS OF JUNE 30, 2004
---------------------------------------------------------------------------------------------------
     (IN MILLIONS)                                          FACILITY      OUTSTANDING    AVAILABLE
                                                              LIMIT         BALANCE        CREDIT
---------------------------------------------------------------------------------------------------
U.S. commercial paper program                              $    350.0     $     35.7     $    314.3

Euro commercial paper program                                   120.8           18.1          102.7

Revolving credit facility (a)                                   350.0             --          350.0

Bilateral credit facility (b)                                    25.0            1.6           23.4
---------------------------------------------------------------------------------------------------

TOTALS AT JUNE 30, 2004                                    $    845.8     $     55.4     $    790.4(c)
===================================================================================================

      (a)   U.S.-based Program
      (b)   International-based Program
      (c) Although the Company has significant available credit, it is the Company's policy to limit aggregate commercial paper and credit facility borrowings at any one time to a maximum of $375 million.

      CREDIT RATINGS AND OUTLOOK - The following table summarizes the Company's debt ratings at June 30, 2004:

                                                       U.S.-BASED
                                         LONG-TERM     COMMERCIAL
                                           NOTES         PAPER        OUTLOOK
-----------------------------------------------------------------------------

Standard & Poor's (S&P)                      A-            A-2         Stable
Moody's                                      A3            P-2         Stable
Fitch (a)                                    A-            F-2         Stable
-----------------------------------------------------------------------------

      (a) The Company's (pound)200 million notes are not rated by Fitch.

The euro commercial paper market does not require commercial paper to be rated; accordingly, the Company's euro-based commercial paper program has not been rated. In July 2004, Fitch reaffirmed its A- and F-2 ratings for the Company's long-term notes and U.S. commercial paper, respectively, and its stable outlook. S&P and Moody's reaffirmed their stable outlooks for the Company in the third quarter of 2003. A downgrade to the Company's credit rating would probably increase the costs to the Company to borrow funds. An improvement in the Company's credit rating would probably decrease the costs to the Company to borrow funds.

      WORKING CAPITAL POSITION - Changes in the Company's working capital are reflected in the following table:

                                                                    JUNE 30       DECEMBER 31
 (DOLLARS ARE IN MILLIONS)                                            2004            2003        INCREASE
-----------------------------------------------------------------------------------------------------------
Current Assets                                                     $    836.7     $    764.4     $     72.3
Less: Current Liabilities                                               535.3          495.1           40.2
-----------------------------------------------------------------------------------------------------------
Working Capital                                                    $    301.4     $    269.3     $     32.1

Current Ratio                                                           1.6:1          1.5:1
===========================================================================================================

Working capital increased 12% in the first six months of 2004 due principally to the following factors.

o Receivables increased $52.5 million due principally to increased sales and timing of cash receipts in the Access Services and Mill Services Segments.

o Inventories increased $26.2 million due to the following factors: increased raw material prices (e.g., steel) across all of the Company's manufacturing operations; increases at Gas Technologies due to normal increases from seasonal low levels at the end of December 2003; and increased work-in-process inventories due to long-lead-time orders currently being manufactured at railway track services and equipment business but not scheduled for delivery until mainly the fourth quarter of 2004 or later.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

o Other current liabilities increased $22.2 million including a $12.9 million increase in accrued interest principally on the 200 million British pound sterling notes (which is paid annually in October) and increases to accrued taxes, accrued short-term retirement plan liabilities and short-term insurance accruals.

o Accounts payable increased $11.0 million due principally to increased inventory levels at the railway track services and equipment business and the timing of payments in the Access Services Segment.

      CERTAINTY OF CASH FLOWS - The certainty of the Company's future cash flows is strengthened by the long-term nature of the Company's mill services contracts. At June 30, 2004, the Company's mill services contracts had estimated future revenues of $3.1 billion. Of that amount, approximately $400 million is projected for the remainder of 2004 and approximately 68% is expected to be recognized by December 31, 2007. In addition, the Company had an order backlog of $196.5 million for its manufacturing businesses and railway track services at June 30, 2004. This compares with $186.2 million at December 31, 2003. The increase from December 31, 2003 is due to new orders for track maintenance equipment and increased orders in the Gas Technologies Segment, principally in the cryogenic equipment and high pressure gas cylinder product lines. The railway track services and equipment business backlog includes a portion that is long-term which will not be realized until 2005 or later due to the long lead time necessary to build certain pieces of equipment and the long-term nature of certain service contracts. The total increase in backlog was partially offset by a decrease in the railway track services backlog due to the timing of contract signings.

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

CASH FLOW SUMMARY
The Company's cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

      SUMMARIZED CASH FLOW INFORMATION
                                                          SIX MONTHS ENDED
                                                               JUNE 30
-------------------------------------------------------------------------------
     (IN MILLIONS)                                      2004            2003
-------------------------------------------------------------------------------
Cash provided by (used in):
   Operating activities                              $     97.0      $     90.3
   Investing activities                                  (101.6)          (73.3)
   Financing activities                                    (1.7)          (30.6)
   Effect of exchange rate changes on cash                 (2.4)            7.4
-------------------------------------------------------------------------------
   Net change in cash and cash equivalents           $     (8.7)     $     (6.2)
===============================================================================

      CASH FROM OPERATING ACTIVITIES - Cash provided by operating activities in the first six months of 2004 was $97.0 million, an increase of $6.7 million from the first six months of 2003. Increased net income was the primary reason for the increase in cash from operations. This was partially offset by the net use of cash due to the changes in assets and liabilities, net of acquisitions. An increased use of cash from the change in receivables was due to the timing of receipts on increased sales volume across all three reportable segments. An increased use of cash for inventories was due to increased work-in-process inventories for the railway track services and equipment business to meet current long-lead-time orders; new international Access Services projects; and the effects of higher steel prices on the manufacturing businesses. The increased use of cash for inventories was partially offset by a corresponding source of cash for accounts payable due principally to the timing of payments for inventory purchases.

      CASH USED IN INVESTING ACTIVITIES - Capital investments of $99.2 million for the first six months of 2004 were a record for the first six months of a year. This was an increase of $36.4 million over the first six months of 2003. Overall, approximately 40% of the 2004 investments were for projects intended to increase future revenues. Investments were made predominantly in the industrial services businesses with 58% in the Mill Services Segment and 22% in the Access Services Segment. A decrease in cash paid for the purchases of businesses was due principally to the acquisition of the mill services unit of C.J. Langenfelder and Son, Inc. in June 2003. In the first six months of 2004, cash paid for acquired businesses was $18.3 million less than the same period of 2003. A decrease in proceeds from sales of assets in the first six months of 2004 was due principally to three significant sales of U.K. properties in the first quarter of 2003 which did not

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

recur in 2004. Throughout the remainder of 2004, the Company plans to continue to invest in high-return projects, principally in the industrial services businesses, and make targeted asset sales.

      CASH USED IN FINANCING ACTIVITIES - The following table summarizes the Company's debt and capital positions at June 30, 2004 and December 31, 2003.

                                                 JUNE 30       DECEMBER 31
(DOLLARS ARE IN MILLIONS)                          2004            2003
--------------------------------------------------------------------------
Notes Payable and Current Maturities            $     36.3      $     29.1
Long-term Debt                                       594.0           584.4
--------------------------------------------------------------------------
Total Debt                                           630.3           613.5
Total Equity                                         798.5           777.0
--------------------------------------------------------------------------
Total Capital                                   $  1,428.8      $  1,390.5

Total Debt to Total Capital                           44.1%           44.1%
==========================================================================

The Company's debt as a percent of total capital as of June 30, 2004 remained the same as at December 31, 2003. Increased debt due to the Company's increased capital investments was offset by increased equity due principally to increased retained earnings.

DEBT COVENANTS
The Company's credit facilities and certain notes payable agreements contain covenants requiring a minimum net worth of $475 million and a maximum debt to capital ratio of 60%. Based on balances at June 30, 2004, the Company could increase borrowings by approximately $567 million and still be within its debt covenants. Alternatively, keeping all other factors constant, the Company's equity could decrease by approximately $324 million and the Company would still be within its covenants.

CASH AND VALUE-BASED MANAGEMENT
In 2004, the Company plans to continue with its strategy of selective investing for strategic purposes. The goal of this strategy is to improve the Company's Economic Value Added (EVA(R)) under the program that commenced January 1, 2002. Under this program, the Company evaluates strategic investments based upon the investment's economic profit. EVA equals after-tax operating profits less a charge for the use of the capital employed to create those profits (only the service cost portion of defined benefit pension expense is included for EVA purposes). Therefore, value is created when a project or initiative produces a return above the cost of capital. In the first six months of 2004, seven of the Company's nine divisions improved their EVA from the comparable 2003 period.

Through the use of EVA, the Company targets its capital investments where management expects they will create the greatest value. In the first six months of 2004, the Company made approximately 58% of its capital investments in the Mill Services Segment. The investments in this Segment continued to show positive results as the Mill Services Segment generated a significant portion of the Company's cash from operations in the first six months of 2004. In 2004, the Company is again targeting the industrial services businesses for the majority of its capital investments.

The Company is committed to continue paying dividends to shareholders. The Company has increased the dividend rate for ten consecutive years, and in May 2004, the Company paid its 216th consecutive quarterly cash dividend. The Company also plans to continue paying down debt to the extent possible. The Company also has authorization to repurchase up to 1,000,000 of its shares through January 31, 2005.

The Company's financial position and debt capacity should enable it to meet current and future requirements. As additional resources are needed, the Company should be able to obtain funds readily and at competitive costs. The Company is well-positioned and intends to continue investing strategically in high-return projects, reducing debt and paying cash dividends as a means to enhance stockholder value.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

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

      CYCLICAL INDUSTRY AND ECONOMIC CONDITIONS MAY ADVERSELY AFFECT THE COMPANY'S BUSINESS.

The Company's businesses are vulnerable to general economic slowdowns and cyclical conditions in the industries served. In particular,

o The Company's mill services business may be adversely affected by slowdowns in steel mill production, excess capacity, consolidation or bankruptcy of steel producers, or a reversal or slowing of current outsourcing trends in the steel industry;

o The Company's access services business may be adversely affected by slowdowns in non-residential construction and annual industrial and building maintenance cycles;

o The Company's gas technologies business may be adversely affected by reduced industrial production, and lower demand for industrial gases, slowdowns in demand for medical cylinders, valves and consumer barbecue grills, or lower demand for natural gas vehicles;

o The industrial grating business may be adversely affected by slowdowns in non-residential construction and industrial production;

o The railway track maintenance business may be adversely affected by developments in the railroad industry that lead to lower capital spending or reduced maintenance spending; and

o The industrial abrasives and roofing granules business may be adversely affected by slower home resales or economic conditions that slow the rate of residential roof replacement, or by slowdowns in the industrial and infrastructure refurbishment industries.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

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

The Company has operations in several countries in the Middle East, including Bahrain, Egypt, Saudi Arabia, United Arab Emirates and Qatar, which are geographically close to Iraq and other countries with a continued high risk of armed hostilities. During the first six months of 2004 and 2003, these countries contributed approximately $10.9 million and $7.9 million, respectively, to the Company's operating income. Additionally, the Company has operations in and sales to countries that have encountered outbreaks of communicable diseases (e.g., Severe Acute Respiratory Syndrome (SARS) and Acquired Immune Deficiency Syndrome (AIDS)). Should these outbreaks worsen or spread to other countries, the Company may be negatively impacted through reduced sales to and within these countries and other countries affected by such diseases.

      EXCHANGE RATE FLUCTUATIONS MAY ADVERSELY AFFECT THE COMPANY'S BUSINESS.

Fluctuations in foreign exchange rates between the U.S. dollar and the approximately 35 other currencies in which the Company conducts business may adversely affect the Company's operating income and income from continuing operations in any given fiscal period. Approximately 59% and 58% of the Company's sales and approximately 68% and 64% of the Company's operating income from continuing operations for the six months ended June 30, 2004 and 2003, respectively, were derived from operations outside the United States. Given the structure of the Company's revenues and expenses, an increase in the value of the U.S. dollar relative to the foreign currencies in which the Company earns its revenues generally has a negative impact on operating income, whereas a decrease in the value of the U.S. dollar tends to have the opposite effect. The Company's principal foreign currency exposures are to the British pound sterling and the euro.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

Compared with the corresponding period in 2003, the average values of major currencies changed as follows in relation to the U.S. dollar during 2004, impacting the Company's sales and income:

      o     British pound sterling                    Strengthened by 11%
      o     euro                                      Strengthened by 9%
      o     South African rand                        Strengthened by 16%
      o     Brazilian real                            Strengthened by 7%
      o     Australian dollar                         Strengthened by 15%

The Company's foreign currency exposures increase the risk of income statement, balance sheet and cash flow volatility. If the above currencies change materially in relation to the U.S. dollar, the Company's financial position, results of operations, or cash flows may be materially affected.

To illustrate the effect of foreign currency exchange rate changes in certain key markets of the Company, in the first six months of 2004, revenues would have been approximately 5% or $58.7 million less and income from continuing operations would have been approximately 6% or $2.9 million less if the average exchange rates for the first six months of 2003 were utilized. In a similar comparison for the first six months of 2003 revenues would have decreased approximately 6% or $62.2 million while income from continuing operations would have been approximately 7% or $2.7 million less if the average exchange rates for the first six months of 2003 would have remained the same as the first six months of 2002. In the first six months of 2004, the U.S. dollar weakened against the British pound sterling while strengthening against the euro, compared with rates at December 31, 2003. If the U.S. dollar weakens in relation to the euro and British pound sterling, the Company would expect to see a positive impact on future sales and net income as a result of foreign currency translation.

Currency changes result in assets and liabilities denominated in local currencies being translated into U.S. dollars at different amounts than at the prior period end. These currency changes resulted in decreased net assets of $11.7 million and increased net assets of $33.1 million, at June 30, 2004 and 2003, respectively, when compared with December 31, 2003 and 2002, respectively.

The Company seeks to reduce exposures to foreign currency transaction fluctuations through the use of forward exchange contracts. At June 30, 2004, the notional amount of these contracts was $75.9 million, and all will mature in the third and fourth quarters of 2004. The Company does not hold or issue financial instruments for trading purposes, and it is the Company's policy to prohibit the use of derivatives for speculative purposes.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

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

      INCREASES IN ENERGY PRICES COULD INCREASE THE COMPANY'S OPERATING COSTS AND REDUCE ITS PROFITABILITY.

Worldwide political and economic conditions, among other factors, may result in an increase in the volatility of energy costs, both on a macro basis and for the Company specifically. Historically, direct energy costs have approximated between 2.5% to 3.5% of the Company's revenues. During the first six months of 2004, the Company's direct energy costs have been tracking at the upper end of this historical range. To the extent that such costs cannot be passed on to customers, operating income and results of operations may be adversely affected.

      INCREASES OR DECREASES IN PURCHASE PRICES OR AVAILABILITY OF STEEL OR OTHER MATERIALS AND COMMODITIES MAY AFFECT THE COMPANY'S PROFITABILITY.

The profitability of the Company's manufactured products are affected by changing purchase prices of steel and other materials and commodities. In the first six months of 2004, the price paid for steel and certain other commodities has increased significantly. If steel or other material costs associated with the Company's manufactured products continue to increase and the costs cannot be passed on to the Company's customers, then operating income will be adversely affected. Additionally, decreased availability of steel or other materials could affect the Company's ability to produce manufactured products in a timely manner. If the Company encounters difficulty in obtaining the necessary raw materials for its manufactured products, then revenues, operating income and cash flows will be adversely affected.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

The Company is currently involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites under the federal "Superfund" law. At several sites, the Company is currently conducting environmental remediation, and it is probable that the Company will agree to make payments toward funding certain other of these remediation activities. It also is possible that some of these matters will be decided unfavorably to the Company and that other sites requiring remediation will be identified. Each of these matters is subject to various uncertainties and financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Company has evaluated its potential liability and the consolidated balance sheet at June 30, 2004 and December 31, 2003 includes an accrual of $3.2 million and $3.3 million, respectively, for environmental matters. The amounts charged against pre-tax earnings related to environmental matters totaled $1.0 million and $0.6 million for the six months ended June 30, 2004 and 2003, respectively. The liability for future remediation costs is evaluated on a quarterly basis. Actual costs to be incurred at identified sites in future periods may be greater than the estimates, given inherent uncertainties in evaluating environmental exposures.

      RESTRICTIONS IMPOSED BY THE COMPANY'S CREDIT FACILITIES AND OUTSTANDING NOTES MAY LIMIT THE COMPANY'S ABILITY TO OBTAIN ADDITIONAL FINANCING OR TO PURSUE BUSINESS OPPORTUNITIES.

The Company's credit facilities and certain notes payable agreements contain covenants requiring a minimum net worth of $475 million and a maximum debt to capital ratio of 60%. These covenants limit the amount of debt the Company may incur, which could limit its ability to obtain additional financing or to pursue business opportunities. In addition, the Company's ability to comply with these ratios may be affected by events beyond its control. A breach of any of these covenants or the inability to comply with the required financial ratios could result in a default under these credit facilities. In the event of any default under these credit facilities, the lenders under those facilities could elect to declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be due and payable, which would cause an event of default under the notes. This could in turn trigger an event of default under the cross-default provisions of the Company's other outstanding indebtedness. At June 30, 2004, the Company was in compliance with these covenants and $365.6 million in indebtedness containing these covenants was outstanding.

      HIGHER THAN EXPECTED CLAIMS UNDER INSURANCE POLICIES, UNDER WHICH THE COMPANY RETAINS A PORTION OF RISK, COULD ADVERSELY AFFECT RESULTS OF OPERATIONS AND CASH FLOWS.

The Company retains a significant portion of the risk for property, workers' compensation, automobile, general and product liability losses. Reserves have been recorded which reflect the undiscounted estimated liabilities for ultimate losses including claims incurred but not reported. Inherent in these estimates are assumptions that are based on the Company's history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends. At June 30, 2004 and December 31, 2003, the Company had recorded liabilities of $72.1 million and $69.3 million, respectively, related to both asserted and unasserted insurance claims. If actual claims are higher than those projected by management, an increase to the Company's insurance reserves may be required and would be recorded as a charge to income in the period the need for the change was determined. Conversely, if actual claims are lower than those projected by management, a decrease to the Company's insurance reserves may be required and would be recorded as a reduction to expense in the period the need for the change was determined.

      THE SEASONALITY OF THE COMPANY'S BUSINESS MAY CAUSE ITS QUARTERLY RESULTS TO FLUCTUATE.

The Company has historically generated the majority of its cash flows in the third and fourth quarters (periods ending September 30 and December 31). This is a direct result of traditionally higher sales and income during the second and third quarters (periods ending June 30 and September 30) of the year, as the Company's business tends to follow seasonal patterns. Contrary to this historical pattern, the Company projects fourth quarter 2004 sales and income to be higher than historical standards. This is principally due to the timing of certain rail equipment sales and expanded mill services activities. If the Company is unable to successfully manage the cash flow and other effects of seasonality on the business, its results of operations may suffer.

      THE COMPANY'S CASH FLOWS AND EARNINGS ARE SUBJECT TO CHANGES IN INTEREST RATES.

The Company's total debt as of June 30, 2004 was $630.3 million. Of this amount, approximately 14% had variable rates of interest and 86% had fixed rates of interest. The weighted average interest rate of total debt was approximately 6.0%. At current debt levels, a one-percentage increase/decrease in variable interest rates would increase/decrease interest expense by approximately $0.9 million per year.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

The future financial impact on the Company associated with the above risks cannot be estimated.


ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

The Company's management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of June 30, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date of their evaluation.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

Information on legal proceedings is included under Part I, Item 1, Footnote I labeled "Commitments and Contingencies."

ITEM 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity
------------------------------------------------------------------------------
Securities
----------

(e). Issuer Purchases of Equity Securities

                                                                                                                  (d) MAXIMUM
                                                                                     (c) TOTAL NUMBER OF        NUMBER OF SHARES
                                           (a) TOTAL                                   SHARES PURCHASED        THAT MAY YET BE
                                            NUMBER OF         (b) AVERAGE            AS PART OF PUBLICLY       PURCHASED UNDER
                                             SHARES          PRICE PAID PER          ANNOUNCED PLANS OR          THE PLANS OR
PERIOD                                      PURCHASED             SHARE                   PROGRAMS                  PROGRAMS
------------------------------------------------------------ --------------------------------------------------------------------
January 1, 2004 - January 31, 2004              -                    -                        -                     1,000,000
February 1, 2004 - February 29, 2004            -                    -                        -                     1,000,000
March 1, 2004 - March 31, 2004                  -                    -                        -                     1,000,000
April 1, 2004 - April 30, 2004                  -                    -                        -                     1,000,000
May 1, 2004 - May 31, 2004                      -                    -                        -                     1,000,000
June 1, 2004 - June 30, 2004                    -                    -                        -                     1,000,000
------------------------------------------------------------ --------------------------------------------------------------------
      Total                                     -                    -                        -
------------------------------------------------------------ --------------------------------------------------------------------

The Company's share repurchase program was extended by Board of Directors in January 2004. This was announced to the public on March 11, 2004 as part of the Company's Annual Report on Form 10-K. The program authorizes the repurchase of up to 1,000,000 shares of the Company's common stock and expires January 31, 2005.

ITEM 5.  OTHER INFORMATION
--------------------------

DIVIDEND INFORMATION
--------------------

On June 22, 2004, the Board of Directors declared a quarterly cash dividend of
27.50 cents per share, payable August 16, 2004, to shareholders of record on July 15, 2004.

10b5-1 Plan
-----------

The Chief Financial Officer (CFO) of the Company plans to adopt in the Third Quarter of 2004, a personal trading plan, as part of a long-term strategy for asset diversification and liquidity, in accordance with the Securities and Exchange Commission's Rule 10b5-1. Under the proposed plan, the CFO will exercise, under pre-arranged terms, up to 40,000 options in open market transactions, some of which are set to expire in the next seventeen months. The 40,000 options represent approximately 30% of his total holdings. The proposed trading plan will expire in February 2005.

Rule 10b5-1 allows officers and directors, at a time when they are not in possession of material nonpublic information, to adopt written plans to sell shares on a regular basis under pre-arranged terms, regardless of any subsequent nonpublic information they may receive. Exercises of stock options by the CFO pursuant to the terms of the plan will be disclosed publicly through Form 144 and Form 4 filings with the Securities and Exchange Commission.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION

ITEM 6(a).   EXHIBITS
---------------------

Listing of Exhibits filed with Form 10-Q:

     Exhibit
     Number   Data Required                                             Location
     ------   -------------                                             --------

     31 (a)   Certification Pursuant to Rule 13a-14(a) and               Exhibit
              15d-14(a) as Adopted Pursuant to Section 302
              of the Sarbanes-Oxley Act of 2002

     31 (b)   Certification Pursuant to Rule 13a-14(a) and               Exhibit
              15d-14(a) as Adopted Pursuant to Section 302
              of the Sarbanes-Oxley Act of 2002

     32 (a)   Certification Pursuant to 18 U.S.C. Section 1350,          Exhibit
              as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32 (b)   Certification Pursuant to 18 U.S.C. Section 1350,          Exhibit
              as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


ITEM 6(b).  REPORTS ON FORM 8-K
-------------------------------

During the second quarter 2004 (and thereafter to the date hereof), the Company furnished to the Commission the following reports on Form 8-K under Item 12:

(1) A Form 8-K dated April 22, 2004, furnishing a copy of the press release announcing the Company's first quarter 2004 earnings;

(2) A Form 8-K dated July 27, 2004, furnishing a copy of the press release announcing the Company's second quarter 2004 earnings;

During the second quarter 2004 (and thereafter to the date hereof), the Company furnished to the Commission the following reports on Form 8-K under Item 5:

(1) A Form 8-K dated July 29, 2004, furnishing a copy of the press release announcing that Kathy G. Eddy has been named to the Company's Board of Directors effective August 1, 2004.

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



DATE     August 6, 2004                  /S/ Salvatore D. Fazzolari
     ----------------------             -----------------------------------
                                        Salvatore D. Fazzolari
                                        Senior Vice President, Chief
                                        Financial Officer and Treasurer



DATE     August 6, 2004                  /S/ Stephen J. Schnoor
     ----------------------             -----------------------------------
                                        Stephen J. Schnoor
                                        Vice President and Controller