Form 10-Q
period 2004-09-30
HARSCO CORP
filed 2004-11-04
CIK 45876

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

                For the Quarterly Period Ended September 30, 2004

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
YES [X]      NO [_]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


               Class                             Outstanding at October 31, 2004
               -----                             -------------------------------
Common stock, par value $1.25 per share                    41,265,409

================================================================================

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                                 SEPTEMBER 30                  SEPTEMBER 30
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                      2004           2003           2004           2003
==================================================================================================================================
REVENUES FROM CONTINUING OPERATIONS:
     Service sales                                                        $   439,956    $   376,951    $ 1,286,563    $ 1,098,673
     Product sales                                                            177,332        153,234        504,575        455,874
----------------------------------------------------------------------------------------------------------------------------------
        TOTAL REVENUES                                                        617,288        530,185      1,791,138      1,554,547
==================================================================================================================================

COSTS AND EXPENSES FROM CONTINUING OPERATIONS:
     Cost of services sold                                                    325,453        277,994        956,839        812,217
     Cost of products sold                                                    145,292        121,991        410,772        367,284
     Selling, general and administrative expenses                              90,594         81,553        268,053        243,518
     Research and development expenses                                            590            695          1,971          2,367
     Other expenses                                                               907          2,172          4,480          4,509
----------------------------------------------------------------------------------------------------------------------------------
        TOTAL COSTS AND EXPENSES                                              562,836        484,405      1,642,115      1,429,895
==================================================================================================================================

        OPERATING INCOME FROM CONTINUING OPERATIONS                            54,452         45,780        149,023        124,652

Equity in income of unconsolidated entities, net                                   38             10            210            271
Interest income                                                                   454            482          1,655          1,558
Interest expense                                                              (10,092)       (10,271)       (30,412)       (30,797)
----------------------------------------------------------------------------------------------------------------------------------

        INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
           MINORITY INTEREST                                                   44,852         36,001        120,476         95,684

Income tax expense                                                            (12,147)       (10,781)       (35,616)       (29,266)
----------------------------------------------------------------------------------------------------------------------------------

        INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST             32,705         25,220         84,860         66,418

Minority interest in net income                                                (2,031)        (1,846)        (6,349)        (5,120)
----------------------------------------------------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS                                              30,674         23,374         78,511         61,298
----------------------------------------------------------------------------------------------------------------------------------

DISCONTINUED OPERATIONS:
     Loss from operations of discontinued business                               (203)          (206)          (619)          (415)
     Gain/(loss) on disposal of discontinued business                             (36)           106           (124)           634
     Income related to discontinued defense business                           12,529          8,030         12,753          8,030
     Income tax expense                                                        (4,411)        (2,838)        (4,298)        (2,953)
----------------------------------------------------------------------------------------------------------------------------------
INCOME FROM DISCONTINUED OPERATIONS                                             7,879          5,092          7,712          5,296
----------------------------------------------------------------------------------------------------------------------------------
        NET INCOME                                                        $    38,553    $    28,466    $    86,223    $    66,594
==================================================================================================================================

Average shares of common stock outstanding                                     41,165         40,752         41,061         40,637

Basic earnings per common share:
     Continuing operations                                                $      0.75    $      0.57    $      1.91    $      1.51
     Discontinued operations                                                     0.19           0.12           0.19           0.13
----------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER COMMON SHARE                                           $      0.94    $      0.70(a) $      2.10    $      1.64
==================================================================================================================================

Diluted average shares of common stock outstanding                             41,589         41,100         41,525         40,877

Diluted earnings per common share:
     Continuing operations                                                $      0.74    $      0.57    $      1.89    $      1.50
     Discontinued operations                                                     0.19           0.12           0.19           0.13
----------------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE                                         $      0.93    $      0.69    $      2.08    $      1.63
==================================================================================================================================

CASH DIVIDENDS DECLARED PER COMMON SHARE                                  $     0.275    $    0.2625    $     0.825    $    0.7875
==================================================================================================================================

(a) Does not total due to rounding.

See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                             SEPTEMBER 30   DECEMBER 31
(IN THOUSANDS)                                                                                   2004         2003(A)
=======================================================================================================================
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                               $    93,459    $    80,210
     Accounts receivable, net                                                                    526,977        446,875
     Inventories                                                                                 244,201        190,221
     Other current assets                                                                         58,869         47,045
-----------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                                                    923,506        764,351
=======================================================================================================================
Property, plant and equipment, net                                                               884,576        865,374
Goodwill, net                                                                                    409,596        407,846
Other assets                                                                                     101,660         97,483
Assets held for sale                                                                               1,884          2,981
-----------------------------------------------------------------------------------------------------------------------
         TOTAL ASSETS                                                                        $ 2,321,222    $ 2,138,035
=======================================================================================================================

LIABILITIES
CURRENT LIABILITIES:
     Short-term borrowings                                                                   $    15,950    $    14,854
     Current maturities of long-term debt                                                         18,557         14,252
     Accounts payable                                                                            204,712        188,430
     Accrued compensation                                                                         53,805         46,034
     Income taxes                                                                                 56,952         45,116
     Dividends payable                                                                            11,335         11,238
     Other current liabilities                                                                   212,617        175,151
-----------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                                               573,928        495,075
=======================================================================================================================
Long-term debt                                                                                   612,671        584,425
Deferred income taxes                                                                             74,568         66,855
Insurance liabilities                                                                             52,465         47,897
Retirement plan liabilities                                                                      118,183        115,190
Other liabilities                                                                                 51,233         50,707
Liabilities associated with assets held for sale                                                     617            898
-----------------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                                                     1,483,665      1,361,047
=======================================================================================================================
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock                                                                                      84,624         84,197
Additional paid-in capital                                                                       131,875        120,070
Accumulated other comprehensive expense                                                         (173,560)      (169,427)
Retained earnings                                                                              1,398,082      1,345,787
Treasury stock                                                                                  (603,464)      (603,639)
-----------------------------------------------------------------------------------------------------------------------
         TOTAL SHAREHOLDERS' EQUITY                                                              837,557        776,988
-----------------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $ 2,321,222    $ 2,138,035
=======================================================================================================================

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 NINE MONTHS ENDED
                                                                                    SEPTEMBER 30
(IN THOUSANDS)                                                                  2004            2003
=======================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $     86,223    $     66,594
   Adjustments to reconcile net income to net
      cash provided (used) by operating activities:
        Depreciation                                                            133,448         123,433
        Amortization                                                              1,859           1,262
        Equity in income of unconsolidated entities, net                           (210)           (271)
        Dividends or distributions from unconsolidated entities                     544           1,335
        Other, net                                                               (5,823)         (3,908)
        Changes in assets and liabilities, net of acquisitions
           and dispositions of businesses:
              Accounts receivable                                               (67,015)        (53,637)
              Inventories                                                       (54,079)         (3,151)
              Accounts payable                                                   16,710          (5,921)
              Net disbursements related to discontinued defense business           (220)         (1,039)
              Other assets and liabilities                                       54,388          29,717
-------------------------------------------------------------------------------------------------------

        NET CASH PROVIDED BY OPERATING ACTIVITIES                               165,825         154,414
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                  (153,883)        (96,827)
   Purchase of businesses, net of cash acquired                                  (5,165)        (23,529)
   Proceeds from sales of assets                                                  3,564          14,218
-------------------------------------------------------------------------------------------------------

        NET CASH USED BY INVESTING ACTIVITIES                                  (155,484)       (106,138)
=======================================================================================================

CASH FLOWS FROM FINANCING ACTIVITIES:
   Short-term borrowings, net                                                     1,610         (14,078)
   Current maturities and long-term debt:
              Additions                                                         152,829         264,879
              Reductions                                                       (121,409)       (273,862)
   Cash dividends paid on common stock                                          (33,831)        (31,971)
   Common stock issued-options                                                   10,350           7,485
   Other financing activities                                                    (4,778)         (4,160)
-------------------------------------------------------------------------------------------------------

        NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                          4,771         (51,707)
=======================================================================================================

Effect of exchange rate changes on cash                                          (1,863)          9,864
-------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                        13,249           6,433

Cash and cash equivalents at beginning of period                                 80,210          70,132
-------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $     93,459    $     76,565
=======================================================================================================

See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                    SEPTEMBER 30               SEPTEMBER 30
(IN THOUSANDS)                                                                   2004         2003          2004          2003
================================================================================================================================
Net income                                                                     $ 38,553     $ 28,466      $ 86,223      $ 66,594
--------------------------------------------------------------------------------------------------------------------------------

Other comprehensive income (expense):
    Foreign currency translation adjustments                                      8,552        4,231        (3,205)       37,329

    Net gains (losses) on cash flow hedging instruments, net of
     deferred income taxes                                                           22            9            (3)            4

    Pension liability adjustments, net of deferred income taxes                     537       (1,326)       (1,030)       15,748

   Reclassification adjustment for loss on cash flow hedging
      instruments, net of deferred income taxes included in net
      income                                                                         --           --           104            --

   Marketable securities, unrealized gain net of deferred income
      taxes                                                                           1           --             1            --

   Reclassification adjustment for loss on marketable securities,
      net of deferred income taxes included in net income                            --           --            --             2

--------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (expense)                                              9,112        2,914        (4,133)       53,083
--------------------------------------------------------------------------------------------------------------------------------

TOTAL COMPREHENSIVE INCOME                                                     $ 47,665     $ 31,380      $ 82,090      $119,677
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

                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                                   SEPTEMBER 30                    SEPTEMBER 30
(IN THOUSANDS, EXCEPT PER SHARE)                2004           2003            2004            2003
------------------------------------------------------------------------------------------------------
Net income:
     As reported                             $   38,553     $   28,466      $   86,223      $   66,594
     Compensation expense (a)                        --           (466)            (96)         (1,300)
                                             ---------------------------------------------------------
     Pro forma                               $   38,553     $   28,000      $   86,127      $   65,294
                                             =========================================================

Basic earnings per share:
     As reported                             $     0.94     $     0.70      $     2.10      $     1.64
     Pro forma                                     0.94           0.69            2.10            1.61
Diluted earnings per share:
     As reported                                   0.93           0.69            2.08            1.63
     Pro forma                                     0.93           0.68            2.07            1.60
------------------------------------------------------------------------------------------------------

(a) Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects.

D.    REVIEW OF OPERATIONS BY SEGMENT

In June 2004, the Company announced a new identity for its Gas and Fluid Control Segment and renamed it Gas Technologies. Additionally, the Other Infrastructure Products and Services ("all other") Category has been renamed

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

Engineered Products and Services ("all other") Category. Except as noted below, there have been no changes to the components of the aforementioned Segment or Category.

                                        THREE MONTHS ENDED                  THREE MONTHS ENDED
                                        SEPTEMBER 30, 2004                  SEPTEMBER 30, 2003

                                                      OPERATING                          OPERATING
                                                        INCOME                             INCOME
(IN THOUSANDS)                        SALES (a)       (LOSS) (b)         SALES (a)       (LOSS) (b)
----------------------------------------------------------------------------------------------------
   Mill Services Segment            $    244,904     $     24,958      $    208,591     $     20,681

   Access Services Segment               176,338           13,446           154,771           11,008

   Gas Technologies Segment (c)           84,448            2,444            74,193            2,952
----------------------------------------------------------------------------------------------------

   Segment Totals                        505,690           40,848           437,555           34,641

   Engineered Products & Services
        ("all other") Category (c)       111,598           13,667            92,630           11,224

   General Corporate                          --              (63)               --              (85)
----------------------------------------------------------------------------------------------------

   Consolidated Totals              $    617,288     $     54,452      $    530,185     $     45,780
====================================================================================================

                                          NINE MONTHS ENDED                 NINE MONTHS ENDED
                                         SEPTEMBER 30, 2004                 SEPTEMBER 30, 2003
                                                      OPERATING
                                                        INCOME                           OPERATING
(IN THOUSANDS)                        SALES (a)       (LOSS) (b)         SALES (a)       INCOME (b)
----------------------------------------------------------------------------------------------------

   Mill Services Segment            $    723,445     $     75,056      $    600,607     $     63,074

   Access Services Segment               517,273           31,168           460,077           26,361

   Gas Technologies Segment (c)          244,964           10,799           212,125            9,880
----------------------------------------------------------------------------------------------------

   Segment Totals                      1,485,682          117,023         1,272,809           99,315

    Engineered Products & Services
        ("all other") Category (c)       305,456           33,007           281,738           24,683

   General Corporate                          --           (1,007)               --              654
----------------------------------------------------------------------------------------------------

   Consolidated Totals              $  1,791,138     $    149,023      $  1,554,547     $    124,652
====================================================================================================

(a)   Sales from continuing operations.

(b)   Operating income (loss) from continuing operations.

(c) Segment information for prior periods has been reclassified to conform with the current presentation. Due to management changes, effective January 1, 2004, the air-cooled heat exchangers business, which was previously classified in the Gas Technologies Segment, is classified in the Engineered Products & Services ("all other") category.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

      RECONCILIATION OF SEGMENT OPERATING INCOME TO CONSOLIDATED INCOME BEFORE INCOME TAXES AND MINORITY INTEREST

                                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                   SEPTEMBER 30                    SEPTEMBER 30
(IN THOUSANDS)                                                 2004            2003            2004            2003
----------------------------------------------------------------------------------------------------------------------
Segment Operating Income                                    $   40,848      $   34,641      $  117,023      $   99,315

Engineered Products & Services
     ("all other") Category                                     13,667          11,224          33,007          24,683

General Corporate                                                  (63)            (85)         (1,007)            654
----------------------------------------------------------------------------------------------------------------------

Operating income from continuing operations                     54,452          45,780         149,023         124,652

Equity in income of unconsolidated entities, net                    38              10             210             271

Interest income                                                    454             482           1,655           1,558

Interest expense                                               (10,092)        (10,271)        (30,412)        (30,797)
----------------------------------------------------------------------------------------------------------------------

Income from continuing operations before
  income taxes and minority interest                        $   44,852      $   36,001      $  120,476      $   95,684
======================================================================================================================

E.    ACCOUNTS RECEIVABLE AND INVENTORIES

Accounts receivable are net of an allowance for doubtful accounts of $20.1 million and $24.6 million at September 30, 2004 and December 31, 2003, respectively. The decrease in the allowance for doubtful accounts is due principally to the write-off of previously reserved accounts receivable. The provision for doubtful accounts was $4.2 million and $1.5 million for the nine months ended September 30, 2004 and 2003, respectively. The increase in provision for doubtful accounts includes the effect of a $1.8 million reserve reversal in 2003 for a Mill Services customer. Also, increased provisions of approximately $0.8 million in 2004 are due principally to Access Services customers.

Inventories consist of the following:
                                                     SEPTEMBER 30   DECEMBER 31
(IN THOUSANDS)                                           2004           2003
-------------------------------------------------------------------------------

Finished goods                                        $   64,992     $   59,739
Work-in-process                                           55,179         32,121
Raw materials and purchased parts                        100,100         74,231
Stores and supplies                                       23,930         24,130
-------------------------------------------------------------------------------

Total Inventories                                     $  244,201     $  190,221
===============================================================================

Inventories increased $54.0 million due to the following factors: increased raw material costs (e.g., steel) across all of the Company's manufacturing operations; increased work-in-process inventories due to long-lead-time orders currently being manufactured at the railway track services and equipment business but not scheduled for delivery until mainly the fourth quarter of 2004 or later; increases in the Gas Technologies Segment due to normal increases from seasonal low levels at the end of December 2003; and increases for industrial grating products as result of an increase in orders and higher steel prices.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

F.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of:

                                                                         SEPTEMBER 30      DECEMBER 31
(IN THOUSANDS)                                                               2004             2003 (A)
-------------------------------------------------------------------------------------------------------
Land and improvements                                                    $     39,574      $     39,311
Buildings and improvements                                                    177,450           174,581
Machinery and equipment                                                     1,856,190         1,803,867
Uncompleted construction                                                       55,132            37,505
-------------------------------------------------------------------------------------------------------
Gross property, plant and equipment                                         2,128,346         2,055,264
Less accumulated depreciation and facilities valuation allowance           (1,243,770)       (1,189,890)
-------------------------------------------------------------------------------------------------------

Net property, plant and equipment                                        $    884,576      $    865,374
=======================================================================================================

(a) As permitted by the Financial Accounting Standards Board (FASB) Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," 2003 information has been reclassified for comparative purposes.

G.    GOODWILL AND OTHER INTANGIBLE ASSETS

The following table reflects the changes in carrying amounts of goodwill for the nine months ended September 30, 2004:

                                                                                                ENGINEERED
                                                                                                 PRODUCTS
                                                                                                & SERVICES
                                                        MILL          ACCESS          GAS      ("ALL OTHER") CONSOLIDATED
(IN THOUSANDS)                                        SERVICES       SERVICES    TECHNOLOGIES    CATEGORY       TOTALS
------------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 2003, net of
   accumulated amortization                           $ 211,318      $ 151,698     $  36,693     $   8,137     $ 407,846

Goodwill acquired during year                                --          1,474            --            --         1,474

Foreign currency translation                               (656)           932            --            --           276

------------------------------------------------------------------------------------------------------------------------
BALANCE AS OF SEPTEMBER 30, 2004, NET
   OF ACCUMULATED AMORTIZATION                        $ 210,662      $ 154,104     $  36,693     $   8,137     $ 409,596
========================================================================================================================

Goodwill is net of accumulated amortization of $104.8 million and $105.2 million at September 30, 2004 and December 31, 2003, respectively.

Intangible assets, which are included principally in Other assets on the Condensed Consolidated Balance Sheet, totaled $10.2 million, net of accumulated amortization of $9.7 million at September 30, 2004 and $10.4 million, net of accumulated amortization of $8.4 million at December 31, 2003. The following chart reflects these intangible assets by major category.

                                                    SEPTEMBER 30, 2004            DECEMBER 31, 2003
                                              GROSS CARRYING   ACCUMULATED  GROSS CARRYING   ACCUMULATED
(IN THOUSANDS)                                    AMOUNT      AMORTIZATION      AMOUNT      AMORTIZATION
-------------------------------------------------------------------------------------------------------
Customer Relationships                          $    6,957     $      464     $    6,373     $      196

Non-compete agreements                               4,890          3,935          4,863          3,671

Patents                                              4,286          3,576          4,304          3,351

Other                                                3,756          1,685          3,313          1,197

-------------------------------------------------------------------------------------------------------
Total                                           $   19,889     $    9,660     $   18,853     $    8,415
=======================================================================================================

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

The increase in gross intangible assets is due principally to the acquisitions discussed in Note H, "Acquisitions and Dispositions." As part of these transactions in 2004, the Company acquired the following intangible assets (by major class) which are subject to amortization:

ACQUIRED INTANGIBLE ASSETS
----------------------------------------------------------------------------
                          GROSS CARRYING      RESIDUAL    WEIGHTED-AVERAGE
(IN THOUSANDS)                AMOUNT           VALUE     AMORTIZATION PERIOD
----------------------------------------------------------------------------

Customer relationships     $        584         None           5 years

Non-compete agreements               29         None           3 years

Other                               471         None           6 years

                           ------------
Total                      $      1,084
                           ============

There were no research and development assets acquired and written off in 2004 or 2003.

Amortization expense for intangible assets was $1.3 million and $0.7 million for the nine months ended September 30, 2004 and 2003, respectively. The following chart shows the estimated amortization expense for the next five fiscal years based on current intangible assets.

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

DISPOSITIONS - ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS
In management's ongoing strategic efforts to increase the Company's focus on core industrial services, certain manufacturing operations have been divested. Effective March 21, 2002, the Board of Directors authorized the sale of the Capitol Manufacturing business, a business unit of the Gas Technologies Segment. A significant portion of the Capitol Manufacturing business was sold on June 28, 2002. The Company continues to recognize income from inventory consigned to the buyer in accordance with the sale agreement and when all revenue recognition criteria have been met. This business has been included in discontinued operations and the assets and liabilities have been separately identified on the Balance Sheet as "held for sale" for all periods presented. There were no sales from discontinued operations for the nine months ended September 30, 2004 and 2003 as the business was sold during 2002. The income (loss) from discontinued operations does not include any charges to reduce the book value of the business held for sale to its fair market value less cost to sell, since the fair value of the business exceeded the book value.

Throughout 2003 and 2004, management approved the sale of certain long-lived assets (primarily land and buildings) of the Access Services and Mill Services Segments. Accordingly, these assets have been separately identified on the Balance Sheet as "held for sale" for all periods presented.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

The major classes of assets and liabilities "held for sale" included in the Condensed Consolidated Balance Sheet are as follows:

                                                     SEPTEMBER 30   DECEMBER 31
(IN THOUSANDS)                                           2004         2003 (A)
-------------------------------------------------------------------------------

ASSETS
Accounts receivable, net                              $       13     $      411
Inventories                                                  149            222
Other current assets                                          23             20
Property, plant and equipment, net                         1,699          2,328
-------------------------------------------------------------------------------
TOTAL ASSETS "HELD FOR SALE"                          $    1,884     $    2,981
===============================================================================

LIABILITIES
Accounts payable                                      $        8     $      512
Other current liabilities                                    480            386
Other liabilities                                            129             --
-------------------------------------------------------------------------------
TOTAL LIABILITIES ASSOCIATED WITH ASSETS
  "HELD FOR SALE"                                     $      617     $      898
===============================================================================

(a) As permitted by the Financial Accounting Standards Board (FASB) Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," 2003 information has been reclassified for comparative purposes.

DISCONTINUED DEFENSE BUSINESS
In January 1994, FMC Corporation and the Company combined certain assets and liabilities of FMC's Defense Systems Group and the Company's BMY-Combat Systems Division to form United Defense, L.P. On August 25, 1997, the Company and FMC Corporation signed an agreement to sell United Defense, L.P. for $850 million, and the sale was completed on October 6, 1997. Prior to the sale, FMC had been the managing general partner and 60% owner of United Defense, L.P., while the Company owned the balance of 40% as the limited partner. United Defense supplies ground combat and naval weapons systems for the U.S. and military customers worldwide. These transactions did not include any of the assets or liabilities of the Company's BMY-Wheeled Vehicles Division, which were retained by the Company. This division, which was exited by the Company in 1995, sold five-ton trucks to the United States Army under a completed 1986 contract that was the subject of a federal excise tax dispute as more fully discussed in Note I, "Commitments and Contingencies," in Part I, Item 1, Financial Statements.

Income and cash flows related to the discontinued defense business are shown separately on the Consolidated Statements of Income and Cash Flows, respectively.

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

The settlement preserved the rights of the parties to assert claims and defenses under the Internal Revenue Code, and rights of the Army and the Company to claim certain amounts that may be owed by either party to reconcile possible underpayments or overpayments on the truck contract as part of the formal contract close-out process.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

The settlement did not resolve the claim by the Internal Revenue Service ("IRS") that, contrary to the Company's position, certain cargo truck models sold by the Company should be considered to have gross vehicle weights in excess of the 33,000 pound threshold under FET law, are not entitled to an exemption from FET under any other theory, and therefore are taxable. In 1999, the IRS assessed an increase in FET of $30.4 million plus penalties and applicable interest. This increase in FET took into account offsetting credits of $9.2 million, based on a partial allowance of the Company's $31.9 million claim that certain truck components are exempt from FET. The IRS disallowed in full the Company's additional claim that it is entitled to the entire $52 million of FET the Company paid on the five-ton trucks, on the grounds that such trucks qualify for the FET exemption applicable to certain vehicles specially designed for the primary function of off-highway transportation. In August 2000, the Company filed legal action against the Government in the U.S. Court of Federal Claims challenging the assessment and seeking a refund of all FET that the Company has paid on five-ton trucks.

The Company, by letter dated August 2, 2004, received formal notice that the Government had accepted a settlement proposal submitted by the Company. The Company has approved the settlement calculations and the Government's refund check is being processed. The amount of the refund is approximately $12.6 million and is expected to be received by the Company in the fourth quarter of 2004. Income of $12.5 million from the settlement has been recognized in the Company's financial statements in the third quarter of 2004 in Discontinued Operations. Approximately $0.1 million in interest related to the period subsequent to September 30, 2004 has not yet been recognized.

As a result of developments in the case that occurred during the third and fourth quarters of 2003, the Company adjusted an accrual related to this matter. These adjustments were included as income related to the discontinued defense business on the Company's Consolidated Statements of Income for the three months ended September 30, 2003 and the three month periods ended March 31, 2004 and September 30, 2004. The Company's current expectation is that its future obligations for finalizing this matter will approximate $0.3 million.

ENVIRONMENTAL
The Company is involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites. While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company. The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Consolidated Balance Sheets at September 30, 2004 and December 31, 2003 include accruals of $3.2 million and $3.3 million, respectively, for environmental matters. The amounts charged against pre-tax income related to environmental matters totaled $1.4 million and $0.7 million for the first nine months of 2004 and 2003, respectively.

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

In January 2002, the New Jersey Department of Environmental Protection ("NJDEP") issued Notices of Civil Administrative Penalty Assessment to the Company for violations of the New Jersey Air Pollution Control Act. The Notices allege that the Company operated a slag processing plant in violation of the emission permit for control of slag dust. The Agency assessed civil administrative penalties totaling approximately $311,000 and the Company filed an appeal with the Agency. In March 2003, NJDEP amended its assessment and reduced the proposed penalty to $146,000. This amended order has been appealed. Recently, the NJDEP amended its reassessment to increase the penalty to $325,400. The Company is continuing to prosecute its appeal. The Company ceased operations at the plant in the fourth quarter of 2001 for unrelated reasons.

CUSTOMER RESTRUCTURING
On January 29, 2004, a customer of the Company announced that it had obtained an order to initiate a Court-supervised restructuring under Canada's Companies' Creditors Arrangement Act (the Act). The Company is actively monitoring this restructuring to determine the Company's potential loss exposure, if any. The Company's pre-petition net receivable balance with the customer as of September 30, 2004 was approximately $5.5 million. The Company intends to vigorously pursue collection of the entire receivable balance pursuant to our rights and obligations under the Act. The Company has been successful in collecting substantially all of the pre-petition receivable amounts in several similar non-Canadian cases

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

where the customer has filed for bankruptcy court protection. Accordingly, no reserve has been recognized as of September 30, 2004.

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

During the third quarter of 2004, there was little change in the total number of pending cases with the current number of pending asbestos personal injury claims filed against the Company approximating 36,400. Approximately 26,440 of these cases were pending in the New York Supreme Court for New York County; approximately 260 cases were pending in the New York Supreme Court for various counties in New York State (other than New York County); and approximately 9,670 of the cases were pending in state courts of various counties in Mississippi. Other claims totaling approximately 30 are filed in various counties in a number of state courts, and in U.S. Federal District Court for the Eastern District of Pennsylvania, and those complaints assert lesser amounts of damages than the New York cases or do not state any amount claimed. Cases that were previously reported in the "other claims" number have been reclassified within the New York cases noted above.

As of September 30, 2004, the Company has obtained dismissal by stipulation, or summary judgment prior to trial, in all cases that have proceeded to trial. To date, the Company has been dismissed from approximately 4,100 suits.

In view of the persistence of asbestos litigation nationwide, which has not yet been sufficiently addressed either politically or legally, the Company expects to continue to receive additional claims. However, there were developments during the fourth quarter of 2002 that could have a favorable effect for the Company regarding the pending claims and the number of future claims filed in the New York Supreme Court for New York County and in Mississippi state courts after 2002. On December 19, 2002, the New York Supreme Court responsible for managing all asbestos cases pending within New York County issued an Order which created a Deferred or Inactive Docket for all pending and future asbestos claims filed by plaintiffs who cannot demonstrate that they have a malignant condition or discernible physical impairment, and an Active Docket for plaintiffs who are able to show such medical conditions. The Court is reviewing cases for docketing based on their date of filing, with the older pending cases reviewed first. Cases designated as Active are then assigned to a "FIFO" trial group, which groups are scheduled for trial in the designated months of either February or August. For cases in which there has been a recent death or a diagnosis of cancer, the Court reviews such cases on an expedited basis and, if medically supported, such cases are transferred to an "In Extremis" trial group, which groups are scheduled for trial in the designated months of either May or November. As of September 30, 2004, the Company was listed as a defendant in approximately 200 pending cases in the New York Supreme Court for New York County that have been designated as

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

Active or "In Extremis" and assigned to trial groups. To date, the Company has been dismissed as a defendant prior to trial in all New York cases that have proceeded to trial. The number of these dismissals is currently 1,080.

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

During the first nine months of 2004 and 2003, the Company continued its strategy to streamline operations. This strategy principally included continued staff reductions in both administrative and operating positions. Under these reorganization actions, the Company and its management have established and approved specific plans of termination. During the nine months ended September 30, 2004 and 2003, the Company initiated reorganization actions in several operations, including, but not limited to, certain operations located in the U.S., the U.K., the Netherlands, Mexico and Germany (2003 only). There were no individually material reorganization actions initiated during the nine months ended September 30, 2004 and 2003; however, the following table summarizes these actions in aggregate for the Company:

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

EMPLOYEE TERMINATION BENEFITS EXPENSE AND PAYMENTS

---------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                                     REORGANIZATIONS OCCURRING IN 2004
=================================================================================================================================
                                                                          FIRST          SECOND          THIRD
                                                                         QUARTER         QUARTER        QUARTER       SEPTEMBER 30
                                                                          ENDED           ENDED          ENDED        YEAR-TO-DATE
     Original reorganization action period                               MARCH 31        JUNE 30      SEPTEMBER 30        TOTAL
=================================================================================================================================
Employee termination benefits expense                                  $      630      $    1,571      $      607      $    2,808
---------------------------------------------------------------------------------------------------------------------------------
Payments:
     In first quarter of 2004                                                (235)             --              --            (235)
     In second quarter of 2004                                               (226)           (608)             --            (834)
     In third quarter of 2004                                                (137)           (247)           (138)           (522)
---------------------------------------------------------------------------------------------------------------------------------
Total payments in 2004:                                                      (598)           (855)           (138)         (1,591)
Other:                                                                        (27)             17              --             (10)
---------------------------------------------------------------------------------------------------------------------------------
Remaining payments as of September 30,
   2004                                                                $        5      $      733      $      469      $    1,207
=================================================================================================================================

-----------------------------------------------------------------------------------------------------------------------------------
     (IN THOUSANDS)                                                        REORGANIZATIONS OCCURRING IN 2003
===================================================================================================================================
                                                      FIRST        SECOND         THIRD          NINE                       DEC 31
                                                     QUARTER       QUARTER       QUARTER         MONTHS                    YEAR-TO-
                                                      ENDED         ENDED         ENDED          ENDED        OCT 1 -        DATE
Original reorganization action period                MARCH 31      JUNE 30       SEPT 30        SEPT 30       DEC 31         TOTAL
===================================================================================================================================
Employee termination benefits expense                $  1,590      $    915      $  1,230      $  3,735      $  2,329      $  6,064
-----------------------------------------------------------------------------------------------------------------------------------
Payments:
     In 2003                                           (1,595)         (852)       (1,064)       (3,511)         (327)       (3,838)
     In 2004                                              (40)           (5)         (104)         (149)       (1,485)       (1,634)
-----------------------------------------------------------------------------------------------------------------------------------
Total payments:                                        (1,635)         (857)       (1,168)       (3,660)       (1,812)       (5,472)
Other:                                                    111           (38)           (2)           71            12            83
-----------------------------------------------------------------------------------------------------------------------------------
Remaining payments as of September 30,
  2004                                               $     66      $     20      $     60      $    146      $    529      $    675
===================================================================================================================================

The total amount of costs expected to be incurred for the streamlining initiatives and the costs incurred to date for the three months and the nine months ended September 30, 2004 and 2003 by reportable segment were as follows:

EMPLOYEE TERMINATION BENEFITS COSTS

------------------------------------------------------------------------------------------------------------------
                                                           THREE MONTHS ENDED              THREE MONTHS ENDED
                                                           SEPTEMBER 30, 2004              SEPTEMBER 30, 2003
------------------------------------------------------------------------------------------------------------------
                                                     TOTAL COSTS         COSTS         TOTAL COSTS         COSTS
                                                    EXPECTED TO BE      INCURRED      EXPECTED TO BE     INCURRED
(IN THOUSANDS)                                         INCURRED         TO DATE          INCURRED         TO DATE
------------------------------------------------------------------------------------------------------------------
Mill Services Segment                                  $    116         $    116         $    702         $    702

Access Services Segment                                     394              394              325              325

Gas Technologies Segment (a)                                 61               61               73               73

Engineered Products & Services ("all
   other") Category (a)                                      36               36              130              130

Corporate                                                    --               --               --               --
------------------------------------------------------------------------------------------------------------------
Total                                                  $    607         $    607         $  1,230         $  1,230
==================================================================================================================

(a) Segment information for prior periods has been reclassified to conform with the current presentation. Due to management changes, effective January 1, 2004, the air-cooled heat exchangers business is classified in the Engineered Products & Services ("all other") Category.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

EMPLOYEE TERMINATION BENEFITS COSTS

------------------------------------------------------------------------------------------------------------------
                                                            NINE MONTHS ENDED               NINE MONTHS ENDED
                                                           SEPTEMBER 30, 2004              SEPTEMBER 30, 2003
------------------------------------------------------------------------------------------------------------------
                                                     TOTAL COSTS         COSTS         TOTAL COSTS         COSTS
                                                    EXPECTED TO BE      INCURRED      EXPECTED TO BE     INCURRED
(IN THOUSANDS)                                         INCURRED         TO DATE          INCURRED         TO DATE
------------------------------------------------------------------------------------------------------------------

Mill Services Segment                                  $  1,001         $  1,001         $  2,103         $  2,103

Access Services Segment                                   1,128            1,128              749              749

Gas Technologies Segment (a)                                163              163              168              168

Engineered Products & Services ("all
  other") Category (a)                                      516              516              505              505

Corporate                                                    --               --              210              210
------------------------------------------------------------------------------------------------------------------

Total                                                  $  2,808         $  2,808         $  3,735         $  3,735
==================================================================================================================

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

The following table summarizes employee termination benefit costs and payments (associated with continuing operations) related to reorganization actions initiated prior to January 1, 2003 and accounted for under EITF 94-3:

(IN THOUSANDS)

Original reorganization action period                   2002            2001
------------------------------------------------------------------------------
Employee termination benefits expense                 $  7,140        $ 10,135
------------------------------------------------------------------------------
Payments:
     In 2001                                                --          (6,142)
     In 2002                                            (4,438)         (1,997)
     In 2003                                            (2,627)         (2,215)
     In 2004                                               (39)            (33)
------------------------------------------------------------------------------
Total payments:                                         (7,104)        (10,387)
Other:                                                      42             252
------------------------------------------------------------------------------
Remaining payments as of September 30, 2004           $     78        $     --
==============================================================================

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

K.    RECONCILIATION OF BASIC AND DILUTED SHARES

                                                                THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                    SEPTEMBER 30                          SEPTEMBER 30
(IN THOUSANDS, EXCEPT AMOUNTS PER SHARE)                      2004               2003               2004               2003
-------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                         $     30,674       $     23,374       $     78,511       $     61,298
===============================================================================================================================

Average shares of common stock outstanding used
   to compute basic earnings per common share
   from continuing operations                                   41,165             40,752             41,061             40,637

Additional common shares to be issued assuming
   exercise of stock options, net of shares assumed
   reacquired                                                      424                348                464                240
-------------------------------------------------------------------------------------------------------------------------------

Shares used to compute dilutive effect of stock
   options                                                      41,589             41,100             41,525             40,877
===============================================================================================================================

Basic earnings per common share from continuing
   operations                                             $        .75       $        .57       $       1.91       $       1.51
===============================================================================================================================

Diluted earnings per common share from continuing
  operations                                              $        .74       $        .57       $       1.89       $       1.50
===============================================================================================================================

Options to purchase 8,000 shares and 172,600 shares were outstanding at September 30, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the effect was antidilutive.

L.    EMPLOYEE BENEFIT PLANS

PENSION EXPENSE FOR DEFINED BENEFIT PLANS

                                                                                        THREE MONTHS ENDED
DEFINED BENEFIT PENSION EXPENSE (INCOME)                                                    SEPTEMBER 30

                                                                         U. S. PLANS                     INTERNATIONAL PLANS
---------------------------------------------------------------------------------------------------------------------------------
     (IN THOUSANDS)                                                 2004              2003              2004              2003
---------------------------------------------------------------------------------------------------------------------------------
Defined benefit plans:
   Service cost                                                  $      652        $    1,835        $    2,113        $    2,311
   Interest cost                                                      3,398             3,300             9,083             7,465
   Expected return on plan assets                                    (4,490)           (3,940)           (9,649)           (7,860)
   Recognized prior service costs                                       188               182               301               257
   Recognized losses                                                    746             1,102             3,312             2,693
   Amortization of transition asset                                    (366)             (366)             (135)             (146)
   Settlement/curtailment loss                                           --                --                --                 2
---------------------------------------------------------------------------------------------------------------------------------
Defined benefit plans pension expense                            $      128        $    2,113        $    5,025        $    4,722
=================================================================================================================================

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

                                                                                       NINE MONTHS ENDED
     DEFINED BENEFIT PENSION EXPENSE (INCOME)                                            SEPTEMBER 30

                                                                         U. S. PLANS                     INTERNATIONAL PLANS
---------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                      2004              2003              2004              2003
---------------------------------------------------------------------------------------------------------------------------------
Defined benefit plans:
   Service cost                                                  $    1,957        $    5,504        $    6,938        $    7,645
   Interest cost                                                     10,194             9,900            27,984            24,383
   Expected return on plan assets                                   (13,470)          (11,819)          (29,459)          (25,528)
   Recognized prior service costs                                       565               545               918               814
   Recognized losses                                                  2,237             3,307             9,966             8,667
   Amortization of transition asset                                  (1,099)           (1,099)             (410)             (471)
   Settlement/curtailment loss                                           --                --                --                 5
---------------------------------------------------------------------------------------------------------------------------------
Defined benefit plans pension expense                            $      384        $    6,338        $   15,937        $   15,515
=================================================================================================================================

Defined benefit pension expense for the three months and nine months ended September 30, 2004, decreased $1.7 million and $5.5 million from the three months and nine months ended September 30, 2003, respectively. Increases in defined contribution plans pension expense of $2.0 million and $6.6 million, respectively, more than offset the decreases in defined benefit pension plans expense for the same periods. This is principally due to pension plan structural changes resulting in accrued service no longer being granted for periods after December 31, 2003 for a majority of the U.S. defined benefit pension plans and certain international defined benefit pension plans. In place of these plans, the Company has established, effective January 1, 2004, defined contribution plans providing for the Company to contribute a specified matching amount for participating employees' contributions to the plan. Domestically, this match will be made on employee contributions up to four percent of their eligible compensation. Additionally, the Company may provide a discretionary contribution of up to two percent of compensation for eligible employees. Internationally, this match is up to six percent of eligible compensation with an additional two percent going towards insurance and administrative costs. The Company believes these new defined contribution plans will provide a more predictable and less volatile pension expense than existed under the defined benefit plans.

In the quarter ended September 30, 2004, the Company contributed $1.3 million and $3.7 million for the U.S. and international defined benefit pension plans, respectively. For the nine months ended September 30, 2004, the Company contributed $1.8 million and $13.4 million for the U.S. and international defined benefit pension plans, respectively. The Company currently anticipates contributing an additional $0.2 million and $5.5 million for the U.S. and international plans, respectively, during the remainder of 2004. These are reductions from the estimates included in the Company's Form 10-K for the year-ended December 31, 2003 due to updated international estimates and the passage of the Pension Funding Equity Act of 2004, which impacted domestic plans. However, due to its expected strong future cash flows, the Company is currently considering making additional cash contributions to its pension plans in either the fourth quarter of 2004 or in 2005. The additional cash contributions that are being considered are not material.

In the second quarter of 2004, the U.S. pension plans sold 350,000 shares of Harsco Corporation Common Stock at an average price of $44.48. The sale of Company shares was approved by the Company's Board of Directors to rebalance the investments in the U.S. pension fund and further diversify the plan assets. At this time, no future share sales are scheduled. As of September 30, 2004, 382,640 shares of the Company's common stock with a fair market value of approximately $17.2 million are included in U.S. pension plan assets.

POSTRETIREMENT BENEFITS
                                                        THREE MONTHS ENDED
POSTRETIREMENT BENEFITS EXPENSE (INCOME)                   SEPTEMBER 30
-------------------------------------------------------------------------------
(IN THOUSANDS)                                         2004             2003
-------------------------------------------------------------------------------

   Service cost                                     $        3       $        3
   Interest cost                                            72              115
   Recognized prior service costs                            8                8
   Recognized losses                                         8               11
-------------------------------------------------------------------------------
Postretirement benefits expense                     $       91       $      137
===============================================================================

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

                                                        NINE MONTHS ENDED
POSTRETIREMENT BENEFITS EXPENSE (INCOME)                   SEPTEMBER 30
-------------------------------------------------------------------------------
(IN THOUSANDS)                                         2004             2003
-------------------------------------------------------------------------------

   Service cost                                     $        9       $       18
   Interest cost                                           270              439
   Recognized prior service costs                           24               24
   Recognized losses                                        30               55
   Settlement/curtailment gain                          (2,238)          (4,898)
-------------------------------------------------------------------------------
Postretirement benefits income                      $   (1,905)      $   (4,362)
===============================================================================

Postretirement benefits income of $1.9 million through September 30, 2004 was due principally to the termination of certain postretirement health care plans. Postretirement benefits income of $4.4 million through September 30, 2003 was due principally to the termination of certain postretirement life insurance plans and a postretirement health care plan.

In accordance with the provisions of Financial Accounting Standards Board Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (FSP FAS 106-2), the Company has deferred any re-measurement of its postretirement health care benefit obligation until December 31, 2004, since the impact is expected to be immaterial. For a detailed disclosure of the Company's pension and postretirement benefit plans, see Note 8, "Employee Benefit Plans," to the Company's Form 10-K for the year ended December 31, 2003.

M.    INCOME TAXES

The effective income tax rate relating to continuing operations was 27.1% and 29.6% in the third quarter and first nine months of 2004, respectively. This compares with 29.9% and 30.6% in the third quarter and first nine months of 2003, respectively. These decreases in the effective income tax rates in 2004 were primarily a result of a change in estimate of the amount of international earnings subject to U.S. income tax and favorable tax credits.


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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

EXECUTIVE OVERVIEW
The Company's third quarter 2004 revenues were a record $617.3 million. This is an increase of $87.1 million or 16% over the third quarter of 2003. Income from continuing operations was a record $30.7 million for the third quarter 2004 compared with $23.4 million in the third quarter of 2003, an increase of 31%. Diluted earnings per share from continuing operations were a record $0.74 in the third quarter of 2004 compared with $0.57 for the third quarter of 2003, a 30% increase.

Revenues for the first nine months of 2004 were a record $1,791.1 million. This is an increase of $236.6 million or 15% over the first nine months of 2003. Income from continuing operations was $78.5 million for the first nine months of 2004 compared with $61.3 million in the first nine months of 2003, an increase of 28%. Diluted earnings per share from continuing operations were $1.89 in the first nine months of 2004 compared with $1.50 for the first nine months of 2003, a 26% increase.

The third quarter and first nine months of 2004 results were led by the Mill Services Segment. Revenues in the third quarter 2004 for this Segment were $244.9 million compared with $208.6 million in last year's third quarter, a 17% increase. The Mill Services business accounted for 40% of the Company's revenues and 46% of the operating income for the third quarter of 2004. The Mill Services Segment operating income for the quarter increased by 21% to $25.0 million, from $20.7 million in the same period last year. Operating margins improved by 30 basis points to 10.2% from 9.9% in the third quarter last year. In comparison with the first nine months of 2003, this Segment achieved period-over-period revenue growth of $122.8 million or 20%, and accounted for 40% of the Company's revenues and 50% of the operating income for the first nine months of 2004. Strong Mill Services performance is expected to continue, as the Company invests substantial cash to grow the business.

The Access Services Segment revenues in the third quarter were $176.3 million compared with $154.8 million in last year's third quarter, a 14% increase. The Access Services business revenue increased $57.2 million or 12% for the first nine months of 2004, compared with the corresponding 2003 period. Operating income for the quarter increased by 22% to $13.4 million, from $11.0 million in the same period last year. Operating margins improved by 50 basis points to 7.6% from 7.1% in the third quarter last year. The improved performance of the Access Services Segment was driven by the international operations.

The Gas Technologies Segment revenues in the third quarter were $84.4 million compared with $74.2 million in last year's third quarter, a 14% increase. This Segment's revenue increased $32.8 million or 15% for the first nine months of 2004, compared with the corresponding 2003 period. The increase in the third quarter was led by the international cryogenics operations, particularly Asia, as well as the domestic propane business. Although revenue increased, operating income and operating margins for the third quarter of 2004 declined in comparison with the third quarter of 2003 due to significant increases in commodity costs.

Contributing to the positive performance in both the third quarter and first nine months of 2004 in the "All Other" Category was a turnaround to profitability of the industrial grating business. The roofing granules and abrasives business and the air-cooled heat exchangers business also contributed higher revenues and operating income compared with the third quarter and first nine months of 2003. Results in the boiler and process equipment business were down slightly in the quarter from last year due to an unfavorable product mix; however, for the first nine months of 2004, revenues and operating income have increased compared with 2003. The railway track services and equipment business performed below last year's results, reflecting the timing of product deliveries to its international customers. A significant portion of this business' backlog is expected to be shipped during the fourth quarter of 2004, which will represent the strongest fourth quarter in the history of the railway track services and equipment business. There is a risk that some orders could slip into 2005.

The Company has received formal notice that the U.S. Government has accepted a proposed settlement of the Federal Excise Tax (FET) case. As a result, the Company expects to receive approximately $12.6 million pre-tax, including accrued interest, during the fourth quarter of 2004. The Company recorded income of $12.5 million pre-tax in discontinued operations as a result of this settlement. This is more fully discussed in Note I, "Commitments and Contingencies," in Part I, Item 1, Financial Statements.

The positive effect of foreign currency translation increased third quarter 2004 consolidated revenues by $24.3 million and pre-tax income by $0.7 million when compared with the third quarter of 2003.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

-----------------------------------------------------------------------------------------------------------
                                                           REVENUES BY REGION
-----------------------------------------------------------------------------------------------------------
                                        TOTAL REVENUES
                                      THREE MONTHS ENDED                   PERCENTAGE GROWTH FROM
                                          SEPTEMBER 30                          2003 TO 2004
(DOLLARS IN MILLIONS)                 2004           2003         VOLUME           CURRENCY           TOTAL
-----------------------------------------------------------------------------------------------------------
U.S.                                $  252.7       $  225.1           12.3%            0.0%            12.3%
Europe                                 252.3          216.7            6.9             9.5             16.4
Latin America                           32.2           26.3           24.1            (1.7)            22.4
Asia - Pacific                          31.1           22.3           34.4             5.1             39.5
Middle East                             19.1           13.2           45.2            (0.5)            44.7
Other                                   29.9           26.6            1.1            11.3             12.4
-----------------------------------------------------------------------------------------------------------
Total                               $  617.3       $  530.2           11.8%            4.6%            16.4%
===========================================================================================================

The positive effect of foreign currency translation increased consolidated revenues for the first nine months of 2004 by $83.0 million and pre-tax income by $3.6 million when compared with the first nine months of 2003.

-----------------------------------------------------------------------------------------------------------
                                                           REVENUES BY REGION
-----------------------------------------------------------------------------------------------------------
                                        TOTAL REVENUES
                                       NINE MONTHS ENDED                   PERCENTAGE GROWTH FROM
                                          SEPTEMBER 30                          2003 TO 2004
(DOLLARS IN MILLIONS)                 2004           2003         VOLUME           CURRENCY           TOTAL
-----------------------------------------------------------------------------------------------------------
     U.S                           $  737.7       $  658.7           12.0%             0.0%            12.0%
     Europe                           741.0          643.9            4.6             10.5             15.1
     Latin America                     88.0           74.0           19.1             (0.2)            18.9
     Asia - Pacific                    87.5           63.3           29.6              8.6             38.2
     Middle East                       51.6           36.8           41.5             (1.3)            40.2
     Other                             85.3           77.8           (4.1)            13.7              9.6
-----------------------------------------------------------------------------------------------------------
     Total                         $1,791.1       $1,554.5            9.9%             5.3%            15.2%
===========================================================================================================

2004 HIGHLIGHTS
The following significant items impacted the Company overall during the third quarter and first nine months of 2004 in comparison with the third quarter and first nine months of 2003, respectively:

Company Wide:
-------------
o Strong worldwide economic activity, including increased steel production, benefited the Company's Mill Services Segment and resulted in strong demand for the Company's products. This included international demand for concrete forming products and cryogenic equipment; and domestic demand for roofing granules and industrial grating products.
o Due to strong worldwide demand, higher commodity and other material costs, particularly steel, increased the Company's operating costs during the third quarter and first nine months of 2004. Included in that increase were higher fuel and energy-related costs of approximately $4 million and $9 million during the third quarter and first nine months of 2004, respectively. These increased costs were generally offset by increased revenues during the first six months of 2004; however, during the third quarter of 2004 operating income and margins were negatively impacted by the increased costs, particularly in the Gas Technologies Segment. To the extent that such costs cannot be passed to customers in the future, operating income may be adversely affected. The Company uses the LIFO method of inventory valuation for most of its manufacturing businesses. LIFO matches the most recently incurred costs with current revenues by charging cost of goods sold with the costs of goods most recently acquired or produced. In periods of rising prices, reported costs under LIFO are generally greater than under the FIFO method.
o During the first nine months of 2004, the Company was favorably affected by pre-tax benefits of $2.2 million from the termination of certain postretirement benefit plans. This compares with pre-tax benefits of $4.9 million during the first nine months of 2003 for similar plan terminations.
o Total pension expense for the third quarter and first nine months of 2004 increased $0.6 million and $3.1 million from the third quarter and first nine months of 2003, respectively. Defined benefit pension expense for the third quarter and first nine months of 2004 decreased approximately $1.7 million and $5.5 million from the third quarter and first nine months of 2003, respectively. During the third quarter and first nine months of 2004, there were offsetting increases of approximately $2.0 million and $6.6 million, respectively, in defined contribution plan expenses related to the new defined contribution plans that commenced January 1, 2004. During 2003, the Company restructured its pension

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

      plans to make them more predictable and affordable. This is more fully discussed under Part I, Item 1, Footnote L labeled "Employee Benefit Plans."
o A decrease in the effective income tax rate, relating to continuing operations, from 29.9% in the third quarter of 2003 to 27.1% in the third quarter of 2004 resulted in approximately $1.3 million in lower income tax expense for both the third quarter and first nine months of 2004. The decrease in the effective income tax rate was primarily the result of a change in estimate of the amount of international earnings subject to U.S. income tax and favorable tax credits.
o Other than the impact on revenues, and included in the impact on pre-tax income effect as discussed previously, positive foreign currency translation in the third quarter and first nine months of 2004 resulted in a pre-tax increase to interest expense of $0.7 million and $2.2 million, respectively, compared with the corresponding 2003 periods.

Mill Services Segment:
----------------------

                                                                   THREE MONTHS                    NINE MONTHS
                                                                ENDED SEPTEMBER 30              ENDED SEPTEMBER 30
---------------------------------------------------------------------------------------------------------------------
(DOLLARS IN MILLIONS)                                          2004            2003            2004            2003
---------------------------------------------------------------------------------------------------------------------
Revenues                                                     $  244.9        $  208.6        $  723.4        $  600.6

Operating income                                                 25.0            20.7            75.1            63.1

Operating margin percent                                         10.2%            9.9%           10.4%           10.5%
=====================================================================================================================

                                                                                              THREE MONTHS    NINE MONTHS
                                                                                                 ENDED           ENDED
MILL SERVICES SEGMENT - SIGNIFICANT IMPACTS ON REVENUES                                       SEPTEMBER 30    SEPTEMBER 30
------------------------------------------------------------------------------------------------------------------------
(IN MILLIONS)
------------------------------------------------------------------------------------------------------------------------

Revenues - 2003                                                                                 $  208.6        $  600.6

Continued strong volume and new business                                                            24.2            52.4

The benefit of positive foreign currency translation                                                12.2            44.9

The acquisition of the industrial services unit of C. J. Langenfelder and Sons, Inc.
in June 2003                                                                                          --            25.6

Other                                                                                               (0.1)           (0.1)
------------------------------------------------------------------------------------------------------------------------
Revenues - 2004                                                                                 $  244.9        $  723.4
========================================================================================================================

MILL SERVICES SEGMENT - SIGNIFICANT IMPACTS ON OPERATING INCOME FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30:

o Continued strong volume and new business increased operating income in the third quarter and first nine months of 2004 by $4.0 million and $10.1 million, respectively, when compared with the same 2003 periods.
o The benefit of positive foreign currency translation in the third quarter and first nine months of 2004 resulted in increased operating income of $0.8 million and $5.0 million, respectively, compared with the third quarter and first nine months of 2003, respectively.
o During the third quarter and first nine months of 2003, the Segment was unfavorably affected by $1.4 million and $3.3 million, respectively, in pre-tax Other expenses. During the first nine months of 2004 (principally the first half) only $1.3 million in similar expenses were incurred, positively impacting the operating margin on a comparative basis. Other expenses include impaired asset write-downs, employee termination benefit costs and costs to exit activities, offset by net gains on the disposal of non-core assets.
o The Segment was favorably affected by pre-tax benefits of $1.8 million from the reversal of bad debt expense, and $1.4 million from the termination of certain postretirement benefit plans in the first nine months of 2003. No such benefits occurred in 2004, negatively impacting the operating margin on a comparative basis.
o Compared with the third quarter and the first nine months of 2003, the Segment's operating income in 2004 was negatively impacted by increased fuel and energy-related costs of approximately $3 million and $7 million, respectively.
o The Segment's operating income for the third quarter and first nine months of 2004 was negatively impacted by increased maintenance and repair costs; higher start-up costs for new contracts; and increased general and administrative costs (including Sarbanes-Oxley Section 404-related costs). General and administrative costs

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

      increased $2.5 million and $8.7 million for the third quarter and first nine months of 2004, respectively (including approximately $1 million and $3 million, respectively, related to foreign currency translation).


Access Services Segment:
------------------------

                                                                   THREE MONTHS                    NINE MONTHS
                                                                ENDED SEPTEMBER 30              ENDED SEPTEMBER 30
---------------------------------------------------------------------------------------------------------------------
(DOLLARS IN MILLIONS)                                          2004            2003            2004            2003
---------------------------------------------------------------------------------------------------------------------
Revenues                                                     $  176.3        $  154.8        $  517.3        $  460.1

Operating income                                                 13.4            11.0            31.2            26.4

Operating margin percent                                          7.6%            7.1%            6.0%            5.7%
=====================================================================================================================

                                                                                              THREE MONTHS    NINE MONTHS
ACCESS SERVICES SEGMENT - SIGNIFICANT IMPACTS ON REVENUES                                        ENDED           ENDED
                                                                                              SEPTEMBER 30    SEPTEMBER 30
------------------------------------------------------------------------------------------------------------------------
(IN MILLIONS)
------------------------------------------------------------------------------------------------------------------------
Revenues - 2003                                                                                 $  154.8        $  460.1

The benefit of positive foreign currency translation                                                11.1            35.4

Net increased volume                                                                                 7.2            15.7

Acquisitions (principally SGB Raffia in Australia)                                                   3.4             6.1

Other                                                                                               (0.2)             --
------------------------------------------------------------------------------------------------------------------------
Revenues - 2004                                                                                 $  176.3        $  517.3
========================================================================================================================

ACCESS SERVICES SEGMENT - SIGNIFICANT IMPACTS ON OPERATING INCOME FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30:

o In the third quarter and first nine months of 2004, the Segment was positively impacted by the strength of the concrete forming business, particularly in the Middle East and United Kingdom. Also, margins on the international powered-access equipment rentals improved due to cost restructuring actions implemented during 2003.
o The international access services business continued to increase outside the U.K., predominantly in the Middle East, due to certain large projects during 2004. During the first nine months of 2004, the international operations outside of the U.K. had $160.6 million in revenues and $18.4 million in operating income. This compares with $127.3 million in revenues and $11.7 million in operating income for the first nine months of 2003.
o In the first six months of 2004, there was a continued slowdown in the U.S. non-residential construction markets. This slowdown had a negative effect on volume (particularly equipment rental) which caused overall margins in the U.S. to decline. The third quarter of 2004 showed initial signs of strengthening of the non-residential construction market. Equipment rentals, particularly in the construction sector, provide the highest margins for this Segment. The decline in margins in the U.S. was more than offset by improvements internationally.
o The U.S. was also negatively affected by decreased erection and dismantling labor revenue during both the third quarter and first nine months of 2004. This decrease was due primarily to delayed industrial maintenance activities, particularly fewer maintenance outages at power generation plants. The Company expects to see an increase in industrial maintenance activities during mid-to-late 2005.
o The Segment was favorably affected by pre-tax income of $1.3 million from the termination of certain postretirement benefit plans in principally the second quarter of 2004. This compared with a pre-tax benefit of $0.5 million from the termination of similar plans in principally the first quarter of 2003.
o During the first nine months of 2003, the Segment was favorably affected by pre-tax income of $1.8 million from the sale of non-core assets. During the first nine months of 2004, less than $0.1 million of similar benefits occurred.
o The benefit of positive foreign currency translation in third quarter and first nine months of 2004 resulted in increased operating income of $0.5 million and $0.6 million, respectively, when compared with corresponding periods in 2003.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

Gas Technologies Segment:
-------------------------

                                                                   THREE MONTHS                    NINE MONTHS
                                                                ENDED SEPTEMBER 30              ENDED SEPTEMBER 30
---------------------------------------------------------------------------------------------------------------------
(DOLLARS IN MILLIONS)                                          2004            2003(a)         2004            2003(a)
---------------------------------------------------------------------------------------------------------------------
Revenues                                                     $   84.4        $   74.2        $  245.0        $  212.1

Operating income                                                  2.4             3.0            10.8             9.9

Operating margin percent                                          2.9%            4.0%            4.4%            4.7%
=====================================================================================================================

(a) Segment information for prior periods has been reclassified to conform with the current presentation. Due to management changes, effective January 1, 2004, the air-cooled heat exchangers business is classified in the Engineered Products & Services ("all other") Category.

                                                                                              THREE MONTHS    NINE MONTHS
GAS TECHNOLOGIES SEGMENT - SIGNIFICANT IMPACTS ON REVENUES                                       ENDED           ENDED
                                                                                              SEPTEMBER 30    SEPTEMBER 30
------------------------------------------------------------------------------------------------------------------------
(IN MILLIONS)
------------------------------------------------------------------------------------------------------------------------
Revenues - 2003                                                                                 $   74.2        $  212.1

Increased sales of propane tanks                                                                     2.1            20.9

Increased demand for cryogenics equipment and high-pressure cylinders                                8.0            19.3

The benefit of positive foreign currency translation                                                 0.3             1.2

Increased competition and decreased demand for certain valves and composite-
wrapped cylinders                                                                                   (0.1)           (8.5)

Other                                                                                               (0.1)             --
------------------------------------------------------------------------------------------------------------------------
Revenues - 2004                                                                                 $   84.4        $  245.0
========================================================================================================================

GAS TECHNOLOGIES SEGMENT - SIGNIFICANT IMPACTS ON OPERATING INCOME FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30:

o Operating income increased in the first nine months of 2004 compared with the same period of 2003, due mainly to increased volume for propane tanks.
o The increased volume for propane tanks as well as high-pressure cylinders was partially driven by customers accelerating purchases in order to avoid future price increases. The impact of this accelerated customer purchasing may result in decreased sales in the fourth quarter of 2004 and the first quarter of 2005.
o The international cryogenics business contributed significantly to the increased performance of the Segment during the third quarter of 2004 when compared with the third quarter of 2003.
o Raw material costs, particularly steel, increased during the third quarter and first nine months of 2004. During the first six months of 2004 the costs were generally offset by increased revenues. During the third quarter of 2004, these increased costs resulted in decreased operating income and margins. To the extent that such costs cannot be passed to customers in the future, operating income may be adversely affected.
o Increased competition and decreased demand for certain valves and composite-wrapped cylinders negatively impacted operating income for both the third quarter and first nine months of 2004 compared with the same periods of 2003. A strategic action plan has been developed to improve the results of the valves business. This plan is further discussed in the Outlook, Trends and Strategies section.
o During the first nine months of 2003, the Segment was favorably affected by a pre-tax benefit of $0.6 million from the termination of certain postretirement benefit plans. During the first nine months of 2004, no such benefit occurred.
o Foreign currency translation in the third quarter and first nine months of 2004 did not have a material impact on operating income when compared with the third quarter and first nine months of 2003.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

Engineered Products & Services ("all other") Category:
------------------------------------------------------

                                                                   THREE MONTHS                    NINE MONTHS
                                                                ENDED SEPTEMBER 30              ENDED SEPTEMBER 30
---------------------------------------------------------------------------------------------------------------------
(DOLLARS IN MILLIONS)                                          2004            2003(a)         2004            2003(a)
---------------------------------------------------------------------------------------------------------------------

Revenues                                                     $  111.6        $   92.6        $  305.5        $  281.7

Operating income                                                 13.7            11.2            33.0            24.7

Operating margin percent                                         12.2%           12.1%           10.8%            8.8%
=====================================================================================================================

(a) Segment information for prior periods has been reclassified to conform with the current presentation. Due to management changes, effective January 1, 2004, the air-cooled heat exchangers business is classified in the Engineered Products & Services ("all other") Category.

                                                                                              THREE MONTHS    NINE MONTHS
ENGINEERED PRODUCTS & SERVICES ("ALL OTHER") CATEGORY -                                          ENDED           ENDED
  SIGNIFICANT IMPACTS ON REVENUES                                                             SEPTEMBER 30    SEPTEMBER 30
------------------------------------------------------------------------------------------------------------------------
(IN MILLIONS)
------------------------------------------------------------------------------------------------------------------------
Revenues - 2003                                                                                 $   92.6        $  281.7

Industrial grating products                                                                          5.6            13.9

Air-cooled heat exchangers                                                                           5.8            11.1

Boiler and process equipment                                                                          --             3.1

The benefit of positive foreign currency translation                                                 0.7             1.7

Roofing granules and abrasives                                                                       0.3             1.5

Railway track services and equipment                                                                 6.7            (7.5)

Other due to rounding                                                                               (0.1)             --
------------------------------------------------------------------------------------------------------------------------
Revenues - 2004                                                                                 $  111.6        $  305.5
========================================================================================================================

ENGINEERED PRODUCTS & SERVICES ("ALL OTHER") CATEGORY - SIGNIFICANT IMPACTS ON OPERATING INCOME FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30:

o Operating income for the industrial grating products business increased during the third quarter and first nine months of 2004 due to increased prices; increased focus on high-margin standard product orders; reduced low-margin fabrication orders; and internal restructuring and cost reductions. This is in comparison with an operating loss in the third quarter and first nine months of 2003. The first nine months of 2003 (principally the second quarter) included $2.2 million in additional expense from reorganization costs and asset write-downs.
o Continued and consistent profitable results from the roofing granules and abrasives business and the boiler and process equipment business were attained in the third quarter and first nine months of 2004.
o Decreased third quarter and first nine months of 2004 operating income in the railway track services and equipment business were due principally to the timing of international sales during 2004. Sales are expected to increase in the fourth quarter of 2004. Should unexpected events delay shipment and/or acceptance of orders scheduled for the fourth quarter, certain shipments may not be recognized until 2005.
o During the first nine months of 2003, this Category was favorably affected by a pre-tax benefit of $1.1 million from the termination of certain postretirement benefit plans. This compares with a $0.7 million pre-tax benefit during the first nine months of 2004 for similar plan terminations.
o The benefit of positive foreign currency translation in the first nine months of 2004 resulted in increased operating income of $0.7 million when compared with the first nine months of 2003. The impact on the third quarter of 2004 was not material in comparison to the third quarter of 2003.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

OUTLOOK, TRENDS AND STRATEGIES
Looking to the remainder of 2004 and beyond, the following significant items, trends and strategies are expected to affect the Company:

Company Wide:
-------------

o A continued focus on expanding the higher-margin industrial services businesses, with a particular emphasis on growing the Mill Services Segment through the provision of additional services to existing customers, new contracts and strategic acquisitions. Significant capital investment is expected to be made to grow the Mill Services business.
o     Continued focus on improving Economic Value Added (EVA(R)).
o The Company expects to achieve its target of a record $280 million in cash provided by operating activities for 2004.
o Higher fuel, energy, transportation and material costs, particularly steel, could increase the Company's operating costs and reduce profitability to the extent that such costs cannot be passed to customers. Additionally, the reduced availability of ocean shipping could potentially delay certain expected customer shipments during the fourth quarter of 2004, particularly in the railway equipment business.
o As discussed in Note I, "Commitments and Contingencies," in Part I, Item 1, Financial Statements, the Company has received formal notice that the U.S. Government has accepted a proposed settlement of the Federal Excise Tax (FET) case. As a result, the Company expects to receive approximately $12.6 million pre-tax, including accrued interest, during the fourth quarter of 2004. In the third quarter of 2004, the Company recorded income of $12.5 million pre-tax in discontinued operations as a result of this settlement.
o Cost reductions and Six Sigma continuous process improvement initiatives across the Company should further enhance margins. This includes improved supply chain management and additional outsourcing in the manufacturing businesses.
o An increase in general and administrative expenses related to external audit fees and internal costs for compliance with the Sarbanes-Oxley Act of 2002, particularly Section 404, have been incurred during 2004. This higher level of expense is expected to continue into 2005, but may be at a reduced level due to completion of the start-up phase of the project.
o Pension expense in 2005 is expected to approximate 2004 costs. It is currently anticipated that the discount rate for the U.S. defined benefit pension plans will decline from 6.25% in 2004 and the discount rate for the U.K. defined benefit pension plan will remain constant at 5.75%. Cost savings in the U.K. and U.S. plans, as a result of the structural plan changes made effective January 1, 2004, are expected to offset the increased U.S. defined benefit plan costs resulting from the lower discount rate.
o The American Jobs Creation Act of 2004 (the "Act") was signed into law on October 22, 2004. The Company is currently assessing the impact the Act will have on its effective income tax rate for 2004 and beyond.

Mill Services Segment:
----------------------
o Global steel demand and production is forecasted to remain strong in 2004 and 2005, and bidding activity for new mill services contracts and add-on services is strong.
o The significantly increased energy-related costs this Segment is currently experiencing are expected to persist through 2005.
o The risk remains that certain Mill Services customers may file for bankruptcy protection, be acquired or consolidate in the future, which could have an adverse effect on the Company's income and cash flows.

Access Services Segment:
------------------------
o The outlook for U.S. non-residential construction activity is expected to improve during the fourth quarter of 2004 and throughout 2005. The benefits of this will likely affect the Company's mid-to-late 2005 results.
o There is continued concern over the competitive environment in the United States. International competitors have invested heavily in the U.S. access services market, substantially increasing the supply of certain types of rental equipment.
o The international access services business is expected to show continued improvement through the rest of 2004 and into 2005.

Gas Technologies Segment:
-------------------------
o An overall net decline in fourth quarter operating income (2004 vs. 2003) in this Segment is expected due to increased raw material costs that cannot be passed along to customers as price increases.
o Continued increases in steel prices and worldwide demand for steel could have an adverse effect on future raw material costs, and this Segment's ability to obtain the necessary raw materials.
o Weak market conditions for Liquid Propane Gas (LPG) valves; manufacturing inefficiencies; new product start-up costs; and increased raw material costs have impacted the valves business during the first nine months of 2004.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

      Several strategic actions are currently being executed to mitigate these conditions. They include the following: development and marketing of new products; focus on a new international customer base; outsourcing of certain manufacturing processes; process improvements within the manufacturing operations; and optimization of the organizational structure of the business. If the current conditions persist despite execution of the strategic action plan, the valuation of this business could be negatively impacted.

Engineered Products & Services ("all other") Category:
------------------------------------------------------
o A continued positive outlook is anticipated for the railway track services and equipment business as demand for products and services is expected to grow throughout the world. Based on current backlog and projections, this business will generate record revenues and operating income in the fourth quarter of 2004. If certain shipments are delayed, they will be recorded in 2005.
o The industrial grating business is expected to sustain continued profitability for 2004 and 2005. However, the continued ability to pass increased commodity costs (e.g., steel) to customers may decline, resulting in sequentially reduced income in the fourth quarter of 2004 and in 2005.
o Continued increases in steel prices and worldwide demand for steel could have an adverse effect on raw material costs, and the ability to obtain the necessary raw materials for most businesses in this Category.
o Consistent, profitable results are expected from the roofing granules and abrasives business, the boiler and process equipment business and the air-cooled heat exchangers business.

RESULTS OF OPERATIONS

--------------------------------------------------------------------------------------------------------------------------
                                                                      THREE MONTHS                     NINE MONTHS
                                                                   ENDED SEPTEMBER 30                ENDED SEPTEMBER 30
(DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE)                      2004             2003             2004             2003
--------------------------------------------------------------------------------------------------------------------------
Revenues from continuing operations                          $    617.3       $    530.2       $  1,791.1       $  1,554.5

Cost of services and products sold                                470.7            400.0          1,367.6          1,179.5

Selling, general and administrative expenses                       90.6             81.6            268.1            243.5

Other expenses                                                      0.9              2.2              4.5              4.5

Operating income from continuing operations                        54.5             45.8            149.0            124.7

Income tax expense                                                 12.1             10.8             35.6             29.3

Income from continuing operations                                  30.7             23.4             78.5             61.3

Income from discontinued operations                                 7.9              5.1              7.7              5.3

Net income                                                         38.6             28.5             86.2             66.6

Diluted earnings per common share from continuing
    operations                                                     0.74             0.57             1.89             1.50

Diluted earnings per common share from
    discontinued operations                                        0.19             0.12             0.19             0.13

Diluted earnings per common share                                  0.93             0.69             2.08             1.63
--------------------------------------------------------------------------------------------------------------------------

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

COMPARATIVE ANALYSIS OF CONSOLIDATED RESULTS

REVENUES

Third Quarter 2004 vs. Third Quarter 2003
-----------------------------------------
Record revenues were recorded for the third quarter of 2004, up $87.1 million, or 16%, from the third quarter of 2003. This increase was attributable to the following significant items:

--------------------------------------------------------------------------------
                                   CHANGE IN REVENUES
   IN MILLIONS           THIRD QUARTER 2004 VS. THIRD QUARTER 2003
--------------------------------------------------------------------------------
      $ 24.3      Effect of positive foreign currency translation.
        24.1      Net increased volume, new contracts and sales price changes in the Mill Services Segment.
         9.9      Net increased revenues in the Gas Technologies Segment due principally to improved market conditions and selling price increases, partially offset by decreased demand for liquid propane gas (LPG) valves in the patio grill market and for composite-wrapped cylinders.
         7.0      Net increased revenues in the Access Services Segment due
                  principally to the strength of the concrete forming business, particularly in the Middle East.
         6.7      Net increased revenues in the railway track services and
                  equipment business due principally to increased contract
                  services and, to a lesser extent, increased rail equipment sales.
         5.8      Increased revenues of the air-cooled heat exchangers business due to improving natural gas prices.
         5.6      Increased revenues of the industrial grating products business due to a focus on higher-margin standard product orders and increased prices.
         3.4      Net effect of business acquisitions resulted in increased
                  revenues in the Access Services Segment.
         0.3      Other (minor changes across the various units not already
                  mentioned).
--------------------------------------------------------------------------------
      $ 87.1      Total Change in Revenues - Third Quarter 2004 vs. Third
                  Quarter 2003
================================================================================

Nine Months of 2004 vs. Nine Months of 2003
-------------------------------------------
Record revenues were recorded for the first nine months of 2004, up $236.6 million, or 15%, from the first nine months of 2003. This increase was attributable to the following significant items:

--------------------------------------------------------------------------------
                                     CHANGE IN REVENUES
    IN MILLIONS          NINE MONTHS OF 2004 VS. NINE MONTHS OF 2003
--------------------------------------------------------------------------------
      $ 83.1      Effect of positive foreign currency translation.
        52.3      Net increased volume, new contracts and sales price changes in the Mill Services Segment.
        31.7      Net increased revenues in the Gas Technologies Segment due principally to improving market conditions; selling price
                  increases; and customers accelerating purchases in order to avoid future price increases for the propane and cylinders businesses, partially offset by decreased demand for LPG
                  valves in the patio grill market and for composite-wrapped cylinders.
        31.6      Net effect of business acquisitions resulted in increased
                  revenues of $25.6 million and $6.0 million in the Mill
                  Services and Access Services Segments, respectively.
        15.7      Net increased revenues in the Access Services Segment due to the strength of the concrete forming business, particularly in the Middle East and United Kingdom, partially offset by
                  continued slowdown in the U.S. non-residential construction markets.
        13.9      Increased revenues in the industrial grating products business due to increased demand, customers accelerating purchases in anticipation of future price increases and a focus on
                  higher-margin standard product orders.
        11.1      Increased revenues in the air-cooled heat exchangers business due to increased volume as a result of improving natural gas prices.
         3.1      Increased revenues in the boiler and process equipment
                  business due to increased volume across all product lines.
        (7.5)     Net decreased revenues in the railway track services and
                  equipment business due principally to decreased rail equipment sales.
         1.6      Other (minor changes across the various units not already
                  mentioned).
--------------------------------------------------------------------------------
      $236.6      Total Change in Revenues - Nine Months of 2004 vs. Nine Months
                  of 2003
================================================================================

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

COST OF SERVICES AND PRODUCTS SOLD

Third Quarter 2004 vs. Third Quarter 2003
-----------------------------------------
Cost of services and products sold for the third quarter of 2004 increased $70.8 million, or 18%, from the third quarter of 2003, slightly above the 16% increase in revenues. This increase was attributable to the following significant items:

--------------------------------------------------------------------------------
                          CHANGE IN COST OF SERVICES AND PRODUCTS SOLD
    IN MILLIONS            THIRD QUARTER 2004 VS. THIRD QUARTER 2003
--------------------------------------------------------------------------------
      $ 47.0 Increased costs due to increased revenues (exclusive of the effect of foreign currency translation and business acquisitions).
        17.8      Effect of foreign currency translation.
         2.4      Effect of business acquisitions.
         3.6 Other (due to product mix, increased fuel and energy-related costs, increased commodity costs and minor changes across the various units not already mentioned, partially offset by stringent cost control, process improvements and reorganization actions).
--------------------------------------------------------------------------------
      $ 70.8 Total Change in Cost of Services and Products Sold - Third Quarter 2004 vs. Third Quarter 2003
================================================================================

Nine Months of 2004 vs. Nine Months of 2003
-------------------------------------------
Cost of services and products sold for the first nine months of 2004 increased $188.1 million, or 16%, from the first nine months of 2003, slightly above the 15% increase in revenues. This increase was attributable to the following significant items:

--------------------------------------------------------------------------------
                          CHANGE IN COST OF SERVICES AND PRODUCTS SOLD
    IN MILLIONS            NINE MONTHS OF 2004 VS. NINE MONTHS OF 2003
--------------------------------------------------------------------------------
      $ 94.9 Increased costs due to increased revenues (exclusive of the effect of foreign currency translation and business acquisitions). This includes a portion of increased steel and commodity costs since the Company was generally able to recover these costs with increased revenues during the first six months of the year.
        61.7      Effect of foreign currency translation.
        29.3      Effect of business acquisitions.
         2.2 Other (due to increased fuel and energy-related costs, product mix and minor changes across the various units not already mentioned partially offset by stringent cost controls, process improvements and reorganization actions.
--------------------------------------------------------------------------------
      $188.1 Total Change in Cost of Services and Products Sold - Nine Months of 2004 vs. Nine Months of 2003
================================================================================

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Third Quarter 2004 vs. Third Quarter 2003
-----------------------------------------
Selling, general and administrative (SG&A) expenses for the third quarter of 2004 increased $9.0 million or 11% from the third quarter of 2003, less than the 16% increase in revenues. The lower relative increase in SG&A expenses (11%) as compared with revenues (16%) was due to stringent cost controls, process improvements and reorganization actions. The increase in SG&A expenses was attributable to the following significant items:

--------------------------------------------------------------------------------
                      CHANGE IN SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     IN MILLIONS            THIRD QUARTER 2004 VS. THIRD QUARTER 2003
--------------------------------------------------------------------------------
      $  4.2      Effect of foreign currency translation.
         1.5      Increased professional fees due to higher external auditor fees (related to Sarbanes-Oxley Section 404) and increased consulting and legal expenses.
         0.6      Effect of business acquisitions - principally SGB Raffia in
                  Australia.
         0.3      Increased pension expense.
         2.4      Other (including increased energy-related costs).
--------------------------------------------------------------------------------
      $  9.0      Total Change in Selling, General and Administrative Expenses -
                  Third Quarter 2004 vs. Third Quarter 2003
================================================================================

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

Nine Months of 2004 vs. Nine Months of 2003
-------------------------------------------
Selling, general and administrative (SG&A) expenses for the first nine months of 2004 increased $24.5 million or 10% from the first nine months of 2003, less than the 15% increase in revenues. The lower relative increase in SG&A expenses (10%) as compared with revenues (15%) was due to stringent cost controls, process improvements and reorganization actions. The increase in SG&A expenses was attributable to the following significant items:

--------------------------------------------------------------------------------
                    CHANGE IN SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
    IN MILLIONS           NINE MONTHS OF 2004 VS. NINE MONTHS OF 2003
--------------------------------------------------------------------------------
      $ 13.9      Effect of foreign currency translation.
         2.9      Increased professional fees due to higher external auditor fees (related to Sarbanes-Oxley Section 404) and increased consulting and legal expenses.
         2.6      Increased bad debt expense due to a reversal of a provision for uncollectible accounts receivable in the second quarter of
                  2003 that did not recur in the first nine months of 2004 and increased provisions for certain uncollectible accounts
                  receivable during the first nine months of 2004.
         1.7      Increased pension expense.
         1.2      Effect of business acquisitions.
        (1.1)     Decreased insurance expense.
        (0.5)     Decreased costs on a comparative basis due to $1.6 million in income generated by the termination of a postretirement
                  benefit plan in the first nine months of 2003 compared with
                  $2.1 million in the first nine months of 2004.
         3.8      Other (including increased energy-related costs).
--------------------------------------------------------------------------------
      $ 24.5      Total Change in Selling, General and Administrative Expenses -
                  Nine Months of 2004 vs. Nine Months of 2003
================================================================================

================================================================================
OTHER EXPENSES

This income statement classification includes impaired asset write-downs, employee termination benefit costs and costs to exit activities, offset by net gains on the disposal of non-core assets. During the first nine months of 2004, the Company continued its strategy to streamline operations. This strategy included continued headcount reductions in both administrative and operating positions. These actions resulted in net Other expenses of $0.9 million and $4.5 million in the third quarter and first nine months of 2004, respectively, compared with $2.2 million and $4.5 million in the comparable 2003 periods.

Third Quarter 2004 vs. Third Quarter 2003
-----------------------------------------
Other expenses for the third quarter of 2004 decreased $1.3 million or 58% from the third quarter of 2003. This decrease was attributable to the following significant items:

--------------------------------------------------------------------------------
                                  CHANGE IN OTHER EXPENSES
    IN MILLIONS           THIRD QUARTER 2004 VS. THIRD QUARTER 2003
--------------------------------------------------------------------------------
      $ (0.6)     Decrease in employee termination benefit costs.
        (0.5)     Decrease in costs to exit activities.
        (0.2)     Decrease in other expenses.
--------------------------------------------------------------------------------
      $ (1.3)     Total Change in Other Expenses - Third Quarter 2004 vs. Third
                  Quarter 2003
================================================================================

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

Nine Months of 2004 vs. Nine Months of 2003
-------------------------------------------
Other expenses for the first nine months of 2004 decreased slightly from the first nine months of 2003. This decrease was attributable to the following significant items:

--------------------------------------------------------------------------------
                                   CHANGE IN OTHER EXPENSES
    IN MILLIONS           NINE MONTHS OF 2004 VS. NINE MONTHS OF 2003
--------------------------------------------------------------------------------
      $  1.9      Decrease in net gains on disposals of non-core assets. This decline was attributable to $2.1 million in net gains that were realized in the first nine months of 2003 from the sale of non-core assets within the Access Services and Mill
                  Services Segment compared with $0.2 million in the first nine months of 2004.
        (0.9)     Decrease in costs to exit activities.
        (0.9)     Decrease in employee termination benefit costs.
        (0.1)     Decrease in other expenses.
--------------------------------------------------------------------------------
      $    -      Total Change in Other Expenses -Nine Months of 2004 vs. Nine
                  Months of 2003
================================================================================

For additional information on employee termination benefits, see Note J, "Costs Associated with Exit or Disposal Activities," in Part I, Item 1, Financial Statements.

================================================================================

INCOME TAX EXPENSE FROM CONTINUING OPERATIONS

Third Quarter 2004 vs. Third Quarter 2003
-----------------------------------------
The increase in the third quarter of 2004 of $1.4 million or 13% in income tax expense from continuing operations was due to increased earnings from continuing operations for the reasons mentioned above. This was partially offset by a decrease in the effective income tax rate relating to continuing operations from 29.9% in the third quarter of 2003 to 27.1% in the third quarter of 2004. The decrease in the effective income tax rate was primarily a result of a change in estimate of the amount of international earnings subject to U.S. income tax and favorable tax credits.

Nine Months of 2004 vs. Nine Months of 2003
-------------------------------------------
The increase in the first nine months of 2004 of $6.4 million or 22% in income tax expense from continuing operations was due to increased earnings from continuing operations for the reasons mentioned above. This was partially offset by a decrease in the effective income tax rate relating to continuing operations from 30.6% in the first nine months of 2003 to 29.6% in the first nine months of 2004. The decrease in the effective income tax rate was primarily a result of a change in estimate of the amount of international earnings subject to U.S. income tax and favorable tax credits.


================================================================================

INCOME FROM CONTINUING OPERATIONS

Third Quarter 2004 vs. Third Quarter 2003
-----------------------------------------
Income from continuing operations in the third quarter of 2004 was $7.3 million or 31% above the third quarter of 2003. This increase results from increased revenues, a decreased effective income tax rate, stringent cost controls, process improvements and reorganization actions that contained general and administrative expenses growth to an 11% increase while revenue increased 16%.

Nine Months of 2004 vs. Nine Months of 2003
-------------------------------------------
Income from continuing operations in the first nine months of 2004 was $17.2 million or 28% above the first nine months of 2003. This increase results from increased revenues, a decreased effective income tax rate, stringent cost controls, process improvements and reorganization actions that contained general and administrative expenses growth to a 10% increase while revenue increased 15%.

================================================================================

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

NET INCOME AND EARNINGS PER SHARE

Third Quarter 2004 vs. Third Quarter 2003
-----------------------------------------
Net income of $38.6 million and diluted earnings per share of $0.93 in the third quarter of 2004 exceeded the third quarter of 2003 by $10.1 million and $0.24, respectively, due to increased income from continuing operations for the reasons described above and increased income from discontinued operations. The increased income from discontinued operations related principally to recording $12.5 million pre-tax of the $12.6 million pre-tax settlement with the U.S. Government regarding the long-standing Federal Excise Tax (FET) dispute. The Company expects to receive payment of the settlement during the fourth quarter of 2004.

Nine Months of 2004 vs. Nine Months of 2003
-------------------------------------------
Net income of $86.2 million and diluted earnings per share of $2.08 in the first nine months of 2004 exceeded the first nine months of 2003 by $19.6 million and $0.45, respectively, due to increased income from continuing operations for the reasons described above and increased income from discontinued operations. The increased income from discontinued operations related principally to recording $12.5 million pre-tax of the $12.6 million pre-tax settlement with the U.S. Government regarding the long-standing Federal Excise Tax (FET) dispute. The Company expects to receive payment of the settlement during the fourth quarter of 2004.

For additional information on FET settlement, see Note I, "Commitments and Contingencies," in Part I, Item 1, Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW
The Company's principal sources of liquidity are cash from operations and short-term borrowings under its various credit agreements, augmented periodically by cash proceeds from asset sales. Principal borrowings for working capital requirements are commercial paper. During 2003, record net cash provided by operating activities of $262.8 million enabled the Company to make substantial payments on its outstanding debt. During the first nine months of 2004, cash provided by operating activities of $165.8 million was 7% higher than in the first nine months of 2003. Due to record capital investments of $153.9 million for the first nine months of the year and the seasonal aspect of the Company's cash flows in the first half of the year, the Company's net cash borrowings increased $33.6 million in the first nine months of 2004.

The Company's management reaffirms its previously stated strategic objectives for 2004 that include generating a record $280 million in cash provided by operating activities, augmented by targeted asset sales. The Company's strategy is to redeploy excess or discretionary cash to grow primarily the mill services business and to further reduce debt. In 2004, the Company has targeted approximately $200 million for capital investments, of which approximately 50 percent will be for growth initiatives.

As of September 30, 2004, the Company had approximately $110 million of debt that can be paid prior to maturity. The balance of the debt, principally the (pound)200 million notes and the $150 million notes, cannot be paid until maturity in 2010 and 2013, respectively. The Company also plans to continue its long history of paying dividends to shareholders.

On August 12, 2004, the Company renewed its $350 million revolving credit facility through a syndicate of banks. The new facility is a three year facility maturing on August 12, 2007. It replaced a two-part facility that included a $131.3 million portion that matured on August 12, 2004 and a $218.8 million portion that was scheduled to mature on September 29, 2005.

COMMERCIAL COMMITMENTS
As of September 30, 2004, there was an increase in the standby letters of credit and performance bonds of approximately $15 million over the total $196.3 million outstanding at December 31, 2003. This increase was due principally to increased advance payment and performance bonds issued for the railway track services and equipment business. In October 2004, the IRS agreed to release the Company from maintaining an $80 million letter of credit as a result of the settlement reached between the U.S. Department of Justice and the Company on its long-standing Federal Excise Tax (FET) dispute.

These bonds and letters of credit are not included in the Company's Consolidated Balance Sheet since there are no current circumstances known to management indicating that the Company will be required to make payments on these

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

contingent obligations. For additional information on the Company's settlement with the government regarding the FET dispute, see Note I, "Commitments and Contingencies," in Part I, Item 1, Financial Statements.

SOURCES AND USES OF CASH
The primary drivers of the Company's cash flow from operations are the Company's sales and income, particularly in the services businesses. The Company's long-term mill services contracts provide predictable cash flows for several years into the future. Additionally, returns on capital investments made in prior years, for which no cash is currently required, are a significant source of operating cash. Depreciation related to these investments is a non-cash charge. The Company also continues to maintain working capital at a manageable level based upon the requirements and seasonality of the business.

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

      RESOURCES AVAILABLE FOR CASH REQUIREMENTS - The Company has various credit facilities and commercial paper programs available for use throughout the world. The following chart illustrates the amounts outstanding on credit facilities and commercial paper programs and available credit at September 30, 2004.

     SUMMARY OF CREDIT FACILITIES                                    AS OF SEPTEMBER 30, 2004
---------------------------------------------------------------------------------------------------------
                                                              FACILITY        OUTSTANDING     AVAILABLE
(IN MILLIONS)                                                  LIMIT            BALANCE         CREDIT
---------------------------------------------------------------------------------------------------------
U.S. commercial paper program                                $    350.0       $     43.9       $    306.1

Euro commercial paper program                                     123.3             30.8             92.5

Revolving credit facility(a)                                      350.0               --            350.0

Bilateral credit facility(b)                                       25.0              0.7             24.3
---------------------------------------------------------------------------------------------------------

TOTALS AT SEPTEMBER 30, 2004                                 $    848.3       $     75.4       $    772.9(c)
=========================================================================================================

(a)   U.S.-based program
(b)   International-based program
(c) Although the Company has significant available credit, it is the Company's policy to limit aggregate commercial paper and credit facility borrowings at any one time to a maximum of $375 million.

      CREDIT RATINGS AND OUTLOOK - The following table summarizes the Company's debt ratings at September 30, 2004:

                                                      U.S.-BASED
                              LONG-TERM NOTES      COMMERCIAL PAPER     OUTLOOK
 -------------------------------------------------------------------------------
 Standard & Poor's (S&P)            A-                    A-2            Stable
 Moody's                            A3                    P-2            Stable
 Fitch (a)                          A-                    F-2            Stable
 -------------------------------------------------------------------------------

(a)   The Company's (pound)200 million notes are not rated by Fitch.

The euro commercial paper market does not require commercial paper to be rated; accordingly, the Company's euro-based commercial paper program has not been rated. In July 2004, Fitch reaffirmed its A- and F-2 ratings for the Company's long-term notes and U.S. commercial paper, respectively, and its stable outlook. S&P and Moody's reaffirmed their stable outlooks for the Company in September 2004. A downgrade to the Company's credit rating would probably increase the costs to the Company to borrow funds. An improvement in the Company's credit rating would probably decrease the costs to the Company to borrow funds.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

      WORKING CAPITAL POSITION - Changes in the Company's working capital are reflected in the following table:

                                       SEPTEMBER 30    DECEMBER 31
(DOLLARS ARE IN MILLIONS)                  2004           2003         INCREASE
-------------------------------------------------------------------------------
Current Assets                           $  923.5       $  764.4       $  159.1

Less: Current Liabilities                   573.9          495.1           78.8
-------------------------------------------------------------------------------
Working Capital                          $  349.6       $  269.3       $   80.3

Current Ratio                               1.6:1          1.5:1
===============================================================================

Working capital increased approximately 30% in the first nine months of 2004 due principally to the following factors:

o Receivables increased $80.1 million. These increases were across all businesses, with the largest increases in the Mill Services and Access Services Segments. Increases were due principally to increased sales and the timing of cash receipts. The increase in receivables due to the timing of cash receipts included certain extended credit terms in the propane tank product line of the Gas Technologies Segment, and fewer prepayments on track maintenance equipment shipped in September 2004 compared with December 2003. Also contributing to the increase was a $12.5 million receivable related to the recent settlement with the U.S. government on a long-standing Federal Excise Tax dispute concerning U.S. Army five-ton trucks formerly produced by the Company. For additional information on the Company's settlement with the government, see Note I, "Commitments and Contingencies," in Part I, Item 1, Financial Statements.

o Inventories increased $54.0 million due to the following factors: increased raw material costs (e.g., steel) across all of the Company's manufacturing operations; increased work-in-process inventories due to long-lead-time orders currently being manufactured at the railway track services and equipment business but not scheduled for delivery until mainly the fourth quarter of 2004 or later; increases in the Gas Technologies Segment due to normal increases from seasonal low levels at the end of December 2003; and increases in industrial grating products as result of an increase in orders and higher steel costs.

o Other current liabilities increased $37.6 million including a $17.9 million increase in accrued interest payable principally related to the 200 million British pound sterling notes (which is paid annually in October) and increases to accrued taxes payable, accrued short-term retirement plan liabilities, accrued professional fees and short-term insurance accruals. The increase in accrued taxes includes increased value-added taxes (VAT) on higher sales in the international portions of the Mill Services and Access Services Segments. The increase in accrued short-term retirement plan liabilities is due to the timing of funding requirements, principally in the U.K. The increase in accrued professional fees is due in part to increased audit fees related to the Sarbanes-Oxley
      Section 404 audit.

o Accounts payable increased $16.3 million due principally to increased inventory levels at the railway track services and equipment business and industrial grating products business.

      CERTAINTY OF CASH FLOWS - The certainty of the Company's future cash flows is strengthened by the long-term nature of the Company's mill services contracts. At September 30, 2004, the Company's mill services contracts had estimated future revenues of $3.4 billion. Of that amount, over $200 million is projected for the remainder of 2004 and approximately 61% is expected to be recognized by December 31, 2007. In addition, the Company had an order backlog of $299.6 million for its manufacturing businesses and railway track services at September 30, 2004. This compares with $186.2 million at December 31, 2003. The increase from December 31, 2003 is due principally to new orders for track maintenance equipment. The railway track services and equipment business backlog includes a significant portion that is long-term which will not be realized until 2005 or later due to the long lead time necessary to build certain equipment and the long-term nature of certain service contracts.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

SUMMARIZED CASH FLOW INFORMATION
                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30
-------------------------------------------------------------------------------
(IN MILLIONS)                                            2004            2003
-------------------------------------------------------------------------------
Cash provided by (used in):

   Operating activities                                $  165.8        $  154.4

   Investing activities                                  (155.5)         (106.1)

   Financing activities                                     4.8           (51.7)

   Effect of exchange rate changes on cash                 (1.9)            9.8
-------------------------------------------------------------------------------
   Net change in cash and cash equivalents             $   13.2        $    6.4
===============================================================================

      CASH FROM OPERATING ACTIVITIES - Cash provided by operating activities in the first nine months of 2004 was $165.8 million, an increase of $11.4 million from the first nine months of 2003. Increased net income was the primary reason for the increase in cash from operations. This was partially offset by the net use of cash due to the changes in assets and liabilities, net of acquisitions. An increase in receivables was due principally to increased sales in the Access Services Segment. An increased use of cash for inventories was due to increased work-in-process inventories for the railway track services and equipment business to meet current long-lead-time orders, and the effects of higher steel costs on the manufacturing businesses. The increased use of cash for inventories was partially offset by a corresponding source of cash for accounts payable due principally to the timing of payments for inventory purchases.

      CASH USED IN INVESTING ACTIVITIES - Capital investments of $153.9 million for the first nine months of 2004 were a record for the first nine months of a year. This was an increase of $57.1 million over the first nine months of 2003. Overall, approximately 49% of the 2004 investments were for projects intended to grow future revenues. Investments were made predominantly in the industrial services businesses with 57% in the Mill Services Segment and 25% in the Access Services Segment. In the first nine months of 2004, cash paid for acquired businesses was $18.4 million less than the same period of 2003. The decrease was due principally to the acquisition of the mill services unit of C.J. Langenfelder and Son, Inc. in June 2003. No acquisition of similar size occurred during 2004. A decrease in proceeds from sales of assets in the first nine months of 2004 was due principally to three significant sales of U.K. properties in the first quarter of 2003 which did not recur in 2004. Throughout the remainder of 2004, the Company plans to continue to invest in high-return projects, principally in the industrial services businesses, and make targeted asset sales.

      CASH USED IN FINANCING ACTIVITIES - The following table summarizes the Company's debt and capital positions at September 30, 2004 and December 31, 2003.

                                                    SEPTEMBER 30     DECEMBER 31
(DOLLARS ARE IN MILLIONS)                                2004            2003
-------------------------------------------------------------------------------
Notes Payable and Current Maturities                   $   34.5        $   29.1

Long-term Debt                                            612.7           584.4
-------------------------------------------------------------------------------
Total Debt                                                647.2           613.5

Total Equity                                              837.6           777.0
-------------------------------------------------------------------------------
Total Capital                                          $1,484.8        $1,390.5

Total Debt to Total Capital                                43.6%           44.1%
===============================================================================

The Company's debt as a percent of total capital as of September 30, 2004 decreased to 43.6% from 44.1% at December 31, 2003. Increased debt due to the Company's increased capital investments was more than offset by increased equity due principally to increased retained earnings.

DEBT COVENANTS
The Company's credit facilities and certain notes payable agreements contain covenants requiring a minimum net worth of $475 million and a maximum debt to capital ratio of 60%. Based on balances at September 30, 2004, the Company could increase borrowings by approximately $609.2 million and still be within its debt covenants. Alternatively, keeping all other factors constant, the Company's equity could decrease by approximately $362.6 million and the Company would still be within its covenants.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

CASH AND VALUE-BASED MANAGEMENT
The Company plans to continue with its strategy of selective investing for strategic purposes for the foreseeable future. The goal of this strategy is to improve the Company's Economic Value Added (EVA(R)) under the program that commenced January 1, 2002. Under this program, the Company evaluates strategic investments based upon the investment's economic profit. EVA equals after-tax operating profits less a charge for the use of the capital employed to create those profits (only the service cost portion of defined benefit pension expense is included for EVA purposes). Therefore, value is created when a project or initiative produces a return above the cost of capital. In the first nine months of 2004, seven of the Company's nine divisions improved their EVA from the comparable 2003 period.

Through the use of EVA, the Company targets its capital investments where management expects they will create the greatest value. In the first nine months of 2004, the Company made approximately 57% of its capital investments in the Mill Services Segment. The investments in this Segment continued to show positive results as the Mill Services Segment generated a significant portion of the Company's cash from operations in the first nine months of 2004. The Company continues to target the industrial services businesses for the majority of its capital investments.

The Company is committed to continue paying dividends to shareholders. The Company has increased the dividend rate for ten consecutive years, and in August 2004, the Company paid its 217th consecutive quarterly cash dividend. In September 2004, the Company declared its 218th consecutive quarterly cash dividend. The Company also plans to continue paying down debt to the extent possible. The Company also has authorization to repurchase up to 1,000,000 of its shares through January 31, 2005.

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


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------------------

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

      CYCLICAL INDUSTRY AND ECONOMIC CONDITIONS MAY ADVERSELY AFFECT THE COMPANY'S BUSINESSES.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

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

In addition to the economic issues that directly affect the Company's businesses, changes in the performance of equity and bond markets, particularly in the United Kingdom and the United States, impact actuarial assumptions used in determining annual pension expense, pension liabilities and the valuation of the assets in the Company's defined benefit pension plans. The downturn in financial markets during 2000, 2001 and 2002 negatively impacted the Company's pension expense and the accounting for pension assets and liabilities. This resulted in an increase in pre-tax defined benefit pension expense from continuing operations of approximately $20 million for calendar year 2002 compared with 2001 and $17.7 million for calendar year 2003 compared with 2002. Should another downward cycle in capital markets occur, future unfunded obligations and pension expense would likely increase. This could result in an additional reduction to shareholders' equity and increase the Company's statutory funding requirements. If the financial markets improve, it would most likely have a positive impact on the Company's pension expense and the accounting for pension assets and liabilities. This could result in an increase to shareholders' equity and a decrease in the Company's statutory funding requirements.

In response to the adverse market conditions, during 2002 and 2003 the Company conducted a comprehensive global review of its pension plans in order to formulate a plan to make its long-term pension costs more predictable and affordable. The Company implemented design changes for most of these plans during 2003. The principal change involved converting future pension benefits for many of the Company's non-union employees in both the U.K. and U.S. from defined benefit plans to defined contribution plans as of January 1, 2004. This conversion is expected to make the Company's pension expense more predictable and affordable and less sensitive to changes in the financial markets.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

o uncertainties arising from local business practices, cultural considerations and international political and trade tensions.

If the Company is unable to successfully manage the risks associated with its global business, the Company's financial condition, cash flows and results of operations may suffer.

The Company has operations in several countries in the Middle East, including Bahrain, Egypt, Saudi Arabia, United Arab Emirates and Qatar, which are geographically close to Iraq and other countries with a continued high risk of armed hostilities. During the first nine months of 2004 and 2003, these countries contributed approximately $17.5 million and $12.0 million, respectively, to the Company's operating income. Additionally, the Company has operations in and sales to countries that have encountered outbreaks of communicable diseases (e.g., Acquired Immune Deficiency Syndrome (AIDS)). Should these outbreaks worsen or spread to other countries, the Company may be negatively impacted through reduced sales to and within these countries and other countries affected by such diseases.

      EXCHANGE RATE FLUCTUATIONS MAY ADVERSELY AFFECT THE COMPANY'S BUSINESS.

Fluctuations in foreign exchange rates between the U.S. dollar and the approximately 35 other currencies in which the Company conducts business may adversely affect the Company's operating income and income from continuing operations in any given fiscal period. Approximately 59% and 58% of the Company's sales and approximately 69% and 65% of the Company's operating income from continuing operations for the nine months ended September 30, 2004 and 2003, respectively, were derived from operations outside the United States. Given the structure of the Company's revenues and expenses, an increase in the value of the U.S. dollar relative to the foreign currencies in which the Company earns its revenues generally has a negative impact on operating income, whereas a decrease in the value of the U.S. dollar tends to have the opposite effect. The Company's principal foreign currency exposures are to the British pound sterling and the euro.

Compared with the corresponding period in 2003, the average values of major currencies changed as follows in relation to the U.S. dollar during 2004, impacting the Company's sales and income:

      o     British pound sterling      Strengthened by 11%
      o     euro                        Strengthened by 8%
      o     South African rand          Strengthened by 14%
      o     Brazilian real              Strengthened by 5%
      o     Australian dollar           Strengthened by 13%

The Company's foreign currency exposures increase the risk of income statement, balance sheet and cash flow volatility. If the above currencies change materially in relation to the U.S. dollar, the Company's financial position, results of operations, or cash flows may be materially affected.

To illustrate the effect of foreign currency exchange rate changes in certain key markets of the Company, in the first nine months of 2004, revenues would have been approximately 5% or $83.1 million less and income from continuing operations would have been approximately 5% or $3.6 million less if the average exchange rates for the first nine months of 2003 were utilized. In a similar comparison for the first nine months of 2003 revenues would have decreased approximately 6% or $86.0 million while income from continuing operations would have been approximately 8% or $4.9 million less if the average exchange rates for the first nine months of 2003 would have remained the same as the first nine months of 2002. In the first nine months of 2004, the U.S. dollar weakened against the British pound sterling and strengthened against the euro, compared with rates at December 31, 2003. If the U.S. dollar weakens in relation to the euro and British pound sterling, the Company would expect to see a positive impact on future sales and net income as a result of foreign currency translation.

Currency changes result in assets and liabilities denominated in local currencies being translated into U.S. dollars at different amounts than at the prior period end. These currency changes resulted in decreased net assets of $3.1 million and increased net assets of $37.3 million, at September 30, 2004 and 2003, respectively, when compared with December 31, 2003 and 2002, respectively.

The Company seeks to reduce exposures to foreign currency transaction fluctuations through the use of forward exchange contracts. At September 30, 2004, the notional amount of these contracts was $80.0 million, and all will mature in the fourth quarter of 2004 or first quarter of 2005. The Company does not hold or issue financial instruments for trading purposes, and it is the Company's policy to prohibit the use of derivatives for speculative purposes.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

Although the Company engages in foreign currency forward exchange contracts and other hedging strategies to mitigate foreign exchange risk, hedging strategies may not be successful or may fail to offset the risk.

In addition, competitive conditions in the Company's manufacturing businesses may limit the Company's ability to increase product price in the face of adverse currency movements. Sales of products manufactured in the United States for the domestic and export markets may be affected by the value of the U.S. dollar relative to other currencies. Any long-term strengthening of the U.S. dollar could depress demand for these products and reduce sales and may cause translation gains or losses due to the revaluation of accounts payable, accounts receivable and other asset and liability accounts. Conversely, any long-term weakening of the U.S. dollar could improve demand for these products and increase sales and may cause translation gains or losses due to the revaluation of accounts payable, accounts receivable and other asset and liability accounts.

      NEGATIVE ECONOMIC CONDITIONS MAY ADVERSELY AFFECT THE ABILITY OF THE COMPANY'S CUSTOMERS TO MEET THEIR OBLIGATIONS TO THE COMPANY ON A TIMELY BASIS AND AFFECT THE VALUATION OF THE COMPANY'S ASSETS.

If a downturn in the economy occurs, it may adversely affect the ability of the Company's customers to meet their obligations to the Company on a timely basis and could result in bankruptcy filings by them. If customers are unable to meet their obligations on a timely basis, it could adversely impact the realizability of receivables, the valuation of inventories and the valuation of long-lived assets across the Company's businesses, as well as negatively affect the forecasts used in performing the Company's goodwill impairment testing under SFAS No. 142, "Goodwill and Other Intangible Assets." If management determines that goodwill or assets are impaired or that inventories or receivables cannot be realized at recorded amounts, the Company will be required to record a write-down in the period of determination, which will reduce net income for that period.

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

      INCREASES IN ENERGY PRICES COULD INCREASE THE COMPANY'S OPERATING COSTS AND REDUCE ITS PROFITABILITY.

Worldwide political and economic conditions, among other factors, may result in an increase in the volatility of energy costs, both on a macro basis and for the Company specifically. In 2004 and 2003, direct energy-related costs have approximated 3.5% and 3.4%, respectively, of the Company's revenues. To the extent that such costs cannot be passed on to customers in the future, operating income and results of operations may be adversely affected.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

      INCREASES OR DECREASES IN PURCHASE PRICES OR AVAILABILITY OF STEEL OR OTHER MATERIALS AND COMMODITIES MAY AFFECT THE COMPANY'S PROFITABILITY.

The profitability of the Company's manufactured products are affected by changing purchase prices of steel and other materials and commodities. In the first nine months of 2004, the price paid for steel and certain other commodities has increased significantly. If steel or other material costs associated with the Company's manufactured products continue to increase and the costs cannot be passed on to the Company's customers, then operating income will be adversely affected. Additionally, decreased availability of steel or other materials could affect the Company's ability to produce manufactured products in a timely manner. If the Company encounters difficulty in obtaining the necessary raw materials for its manufactured products, then revenues, operating income and cash flows will be adversely affected.

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

The Company is currently involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites under the federal "Superfund" law. At several sites, the Company is currently conducting environmental remediation, and it is probable that the Company will agree to make payments toward funding certain other of these remediation activities. It also is possible that some of these matters will be decided unfavorably to the Company and that other sites requiring remediation will be identified. Each of these matters is subject to various uncertainties and financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Company has evaluated its potential liability and the consolidated balance sheet at September 30, 2004 and December 31, 2003 includes an accrual of $3.2 million and $3.3 million, respectively, for environmental matters. The amounts charged against pre-tax earnings related to environmental matters totaled $1.4 million and $0.7 million for the nine months ended September 30, 2004 and 2003, respectively. The liability for future remediation costs is evaluated on a quarterly basis. Actual costs to be incurred at identified sites in future periods may be greater than the estimates, given inherent uncertainties in evaluating environmental exposures.

      RESTRICTIONS IMPOSED BY THE COMPANY'S CREDIT FACILITIES AND OUTSTANDING NOTES MAY LIMIT THE COMPANY'S ABILITY TO OBTAIN ADDITIONAL FINANCING OR TO PURSUE BUSINESS OPPORTUNITIES.

The Company's credit facilities and certain notes payable agreements contain a covenant requiring a maximum debt to capital ratio of 60%. In addition, certain notes payable agreements also contain a covenant requiring a minimum net worth of $475 million. These covenants limit the amount of debt the Company may incur, which could limit its ability to obtain additional financing or to pursue business opportunities. In addition, the Company's ability to comply with these ratios may be affected by events beyond its control. A breach of any of these covenants or the inability to comply with the required financial ratios could result in a default under these credit facilities. In the event of any default under these credit facilities, the lenders under those facilities could elect to declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be due and payable, which would cause an event of default under the notes. This could in turn trigger an event of default under the cross-default provisions of the Company's other outstanding indebtedness. At September 30, 2004, the Company was in compliance with these covenants and $363.2 million in indebtedness containing these covenants was outstanding.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

      HIGHER THAN EXPECTED CLAIMS UNDER INSURANCE POLICIES, UNDER WHICH THE COMPANY RETAINS A PORTION OF RISK, COULD ADVERSELY AFFECT RESULTS OF OPERATIONS AND CASH FLOWS.

The Company retains a significant portion of the risk for property, workers' compensation, automobile, general and product liability losses. Reserves have been recorded which reflect the undiscounted estimated liabilities for ultimate losses including claims incurred but not reported. Inherent in these estimates are assumptions that are based on the Company's history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends. At September 30, 2004 and December 31, 2003, the Company had recorded liabilities of $75.6 million and $69.3 million, respectively, related to both asserted and unasserted insurance claims. If actual claims are higher than those projected by management, an increase to the Company's insurance reserves may be required and would be recorded as a charge to income in the period the need for the change was determined. Conversely, if actual claims are lower than those projected by management, a decrease to the Company's insurance reserves may be required and would be recorded as a reduction to expense in the period the need for the change was determined.

      THE SEASONALITY OF THE COMPANY'S BUSINESS MAY CAUSE ITS QUARTERLY RESULTS TO FLUCTUATE.

The Company has historically generated the majority of its cash flows from operations in the third and fourth quarters (periods ending September 30 and December 31). This is a direct result of normally higher sales and income during the second and third quarters (periods ending June 30 and September 30) of the year, as the Company's business tends to follow seasonal patterns. Contrary to this pattern, the Company projects fourth quarter 2004 sales and income to be higher than historical amounts. This is principally due to the timing of certain rail equipment sales and expanded mill services activities. If the Company is unable to successfully manage the cash flow and other effects of seasonality on the business, its results of operations may suffer.

HISTORICAL REVENUE PATTERNS

IN MILLIONS                            2004       2003       2002       2001
------------------------------------------------------------------------------

First Quarter Ended March 31         $  556.3   $  487.9   $  458.6   $  505.0

Second Quarter Ended June 30            617.6      536.4      510.3      510.1

Third Quarter Ended September 30        617.3      530.2      510.5      510.3

Fourth Quarter Ended December 31         --        564.0      497.3      499.7


HISTORICAL CASH PROVIDED BY OPERATIONS

IN MILLIONS                            2004       2003       2002       2001
------------------------------------------------------------------------------

First Quarter Ended March 31         $  32.4   $   31.2   $   9.0   $    2.6

Second Quarter Ended June 30            64.6       59.2      71.4       65.1

Third Quarter Ended September 30        68.9       64.1      83.3       66.1

Fourth Quarter Ended December 31        --        108.4      90.1      106.9


      THE COMPANY'S CASH FLOWS AND EARNINGS ARE SUBJECT TO CHANGES IN INTEREST RATES.

The Company's total debt as of September 30, 2004 was $647.2 million. Of this amount, approximately 18% had variable rates of interest and 82% had fixed rates of interest. The weighted average interest rate of total debt was approximately 5.9%. At current debt levels, a one-percentage increase/decrease in variable interest rates would increase/decrease interest expense by approximately $1.2 million per year.

The future financial impact on the Company associated with the above risks cannot be estimated.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 4.     CONTROLS AND PROCEDURES
-----------------------------------

The Company's management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of September 30, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date of their evaluation.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
-----------------------------

Information on legal proceedings is included under Part I, Item 1, Footnote I labeled "Commitments and Contingencies."


ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-----------------------------------------------------------------------

(c). Issuer Purchases of Equity Securities

                                                                                 TOTAL NUMBER OF            MAXIMUM NUMBER
                                                TOTAL                           SHARES PURCHASED            OF SHARES THAT
                                              NUMBER OF       AVERAGE          AS PART OF PUBLICLY       MAY YET BE PURCHASED
                                               SHARES        PRICE PAID        ANNOUNCED PLANS OR           UNDER THE PLANS
PERIOD                                        PURCHASED      PER SHARE              PROGRAMS                  OR PROGRAMS
-----------------------------------------------------------------------------------------------------------------------------------
January 1, 2004 - January 31, 2004                -              -                     -                       1,000,000
February 1, 2004 - February 29, 2004              -              -                     -                       1,000,000
March 1, 2004 - March 31, 2004                    -              -                     -                       1,000,000
April 1, 2004 - April 30, 2004                    -              -                     -                       1,000,000
May 1, 2004 - May 31, 2004                        -              -                     -                       1,000,000
June 1, 2004 - June 30, 2004                      -              -                     -                       1,000,000
July 1, 2004 - July 31, 2004                      -              -                     -                       1,000,000
August 1, 2004 - August 31, 2004                  -              -                     -                       1,000,000
September 1, 2004 - September 30, 2004            -              -                     -                       1,000,000
------------------------------------------------------------------------------------------------------
      Total                                       -              -                     -
------------------------------------------------------------------------------------------------------

The Company's share repurchase program was extended by Board of Directors in January 2004. This was announced to the public on March 11, 2004 as part of the Company's Annual Report on Form 10-K. The program authorizes the repurchase of up to 1,000,000 shares of the Company's common stock and expires January 31, 2005.


ITEM 5.     OTHER INFORMATION
-----------------------------

DIVIDEND INFORMATION
--------------------

On September 28, 2004, the Board of Directors declared a quarterly cash dividend of $0.275 per share, payable November 15, 2004, to shareholders of record as of October 15, 2004.

10b5-1 Plan
-----------

The Chief Financial Officer (CFO) of the Company adopted in the Third Quarter of 2004, a personal trading plan, as part of a long-term strategy for asset diversification and liquidity, in accordance with the Securities and Exchange Commission's Rule 10b5-1. Under the plan, the CFO will exercise, under pre-arranged terms, up to 40,000 options in open market transactions, some of which are set to expire in the next fourteen months. The 40,000 options represent approximately 30% of his total holdings. The trading plan will expire in February 2005. As of November 4, 2004, 30,000 shares have been sold under the trading plan.

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

ITEM 6.     EXHIBITS
--------------------

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



                                                      HARSCO CORPORATION
                                                --------------------------------
                                                        (Registrant)



DATE    November 4, 2004                        /S/ Salvatore D. Fazzolari
     -----------------------                    --------------------------------
                                                Salvatore D. Fazzolari
                                                Senior Vice President, Chief
                                                Financial Officer and Treasurer



DATE    November 4, 2004                        /S/ Stephen J. Schnoor
     -----------------------                    --------------------------------
                                                Stephen J. Schnoor
                                                Vice President and Controller