Form 10-K
period 2004-12-31
HARSCO CORP
filed 2005-03-10
CIK 45876

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

                   For the fiscal year ended December 31, 2004
                                             -----------------

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission file number 1-3970

                               -------------------

                               HARSCO CORPORATION
             (Exact name of Registrant as specified in its Charter)

            Delaware                                    23-1483991
            --------                                    ----------
(State or other jurisdiction of          (I.R.S. employer identification number)
 incorporation or organization)

       350 Poplar Church Road, Camp Hill, Pennsylvania       17011
       -----------------------------------------------       -----
        (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code         717-763-7064
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

The aggregate market value of the Company's voting stock held by non-affiliates of the Company as of June 30, 2004 was $1,933,614,169.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

               Classes                          Outstanding at February 28, 2005
               -------                          --------------------------------
Common stock, par value $1.25 per share                     41,503,990


                       DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the 2005 Proxy Statement are incorporated by reference into
Part III of this Report.

The Exhibit Index (Item No. 15) located on pages 90 to 94 incorporates several documents by reference as indicated therein.
================================================================================

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES

                                     PART I

ITEM 1.     BUSINESS

(a)  General Development of Business

Harsco Corporation ("the Company") is a diversified, multinational provider of market-leading industrial services and engineered products. The Company's operations fall into three reportable segments: Mill Services, Access Services and Gas Technologies, plus an "all other" category labeled Engineered Products and Services. The Company has locations in 42 countries, including the United States. The Company was incorporated in 1956.

The Company's executive offices are located at 350 Poplar Church Road, Camp Hill, Pennsylvania 17011. The Company's main telephone number is (717) 763-7064. The Company's Internet website address is www.harsco.com. Through this Internet website (found in the "Investors" link) the Company makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and all amendments to those reports, as soon as reasonably practicable after these reports are electronically filed or furnished to the Securities and Exchange Commission. Information contained on the Company's website is not incorporated by reference into this Annual Report, and you should not consider information contained on the Company's website as part of this Annual Report.

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

     ------------------------------------------------------- -----------------------------------------------------------------------
     o     Powder processing equipment and heat              o     Pharmaceutical, food and chemical production
           transfer products                                 o     Commercial and institutional boiler requirements
     ------------------------------------------------------- -----------------------------------------------------------------------

     Principal Lines of Business                                   Principal Business Drivers
     ---------------------------                                   --------------------------
     ------------------------------------------------------- -----------------------------------------------------------------------
     o     Air-cooled heat exchangers                        o     Natural gas drilling and transmission
     ------------------------------------------------------- -----------------------------------------------------------------------

The Company reports segment information using the "management approach" in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The management approach is based on the way management organizes and reports the segments within the enterprise for making operating decisions and assessing performance. The Company's reportable segments are identified based upon differences in products, services and markets served. Due to management changes, effective January 1, 2004, the air-cooled heat exchangers business was reclassified from the Gas and Fluid Control Segment to the Other Infrastructure Products and Services ("all other") Category. In June 2004, the Company announced a new identity for its Gas and Fluid Control Segment and renamed it Gas Technologies. Additionally, the Other Infrastructure Products and Services ("all other") Category was renamed the Engineered Products and Services ("all other") Category. These segments and the types of products and services offered are more fully described below. Historical information has been reclassified for comparative purposes.

In 2004, 2003 and 2002, the United States contributed sales of $1.0 billion, $0.9 billion and $0.9 billion, equal to 42%, 43% and 46% of total sales, respectively. In 2004, 2003 and 2002, the United Kingdom contributed sales of $0.5 billion, $0.5 billion and $0.4 billion, equal to 21% of total sales for each year. No single customer represented 10% or more of the Company's sales during 2004, 2003 and 2002. There were no significant inter-segment sales.

(b)  Financial Information about Segments

Financial information concerning industry segments is included in Note 14, Information by Segment and Geographic Area, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."

(c)  Narrative Description of Business

     (1) A narrative description of the businesses by reportable segment is as follows:

     MILL SERVICES SEGMENT - 40% OF CONSOLIDATED SALES FOR 2004

     The Mill Services Segment, which consists of the MultiServ Division, is the Company's largest operating segment in terms of revenues and operating income. MultiServ is the world's largest provider of outsourced, on-site mill services to the global steel and metals industries. MultiServ provides its services on a long-term contract basis, supporting each stage of the metal-making process from initial raw material handling to post-production by-product processing and on-site recycling. Working as a specialized, high-value-added services provider, MultiServ rarely trades steel or scrap, or takes ownership of its customers' raw materials or finished products. Similar services are provided to the producers of non-ferrous metals, such as aluminum, copper and nickel. The Company's multi-year Mill Services contracts had estimated future revenues of $3.7 billion at December 31, 2004. This provides the Company with a substantial base of long-term revenues. Approximately 59% of these revenues are expected to be recognized by December 31, 2007. The remaining revenues are expected to be recognized principally between January 1, 2008 and December 31, 2013.

     MultiServ's geographic reach to approximately 160 locations in over 30 countries, and its increasing range of services, enhance the Company's financial and operating balance. In 2004, this Segment's revenues were generated in the following regions:

                        MILL SERVICES SEGMENT
            -----------------------------------------------
                                      2004 PERCENTAGE
            REGION                     OF REVENUES
            -----------------------------------------------

            Continental Europe               31%
            United States                    20%
            United Kingdom                   18%
            Latin America                    10%
            Other                            21%

     For 2004, 2003 and 2002, the Mill Services Segment's percentage of consolidated sales was 40%, 39% and 35%, respectively.

     ACCESS SERVICES SEGMENT - 28% OF CONSOLIDATED SALES FOR 2004

     The Access Services Segment includes the Company's SGB Group and Patent Construction Systems Divisions. The Company's Access Services Segment leads the access industry as one of the world's most complete providers of scaffolding, shoring, forming and other access solutions. The U.K.-based SGB Group Division supports requirements throughout Europe, the Middle East and the Pacific, while the U.S.-based Patent Construction Systems Division serves North and South America. Major products and services include the rental and sale of scaffolding, powered access equipment, shoring and concrete forming products. The Company also provides access design engineering services, on-site installation and dismantling services, and a variety of other access equipment services. These businesses serve principally the non-residential construction and industrial plant maintenance markets.

     The Company's access services are provided in approximately 20 countries of operation. In 2004, this Segment's revenues were generated in the following regions:

                         ACCESS SERVICES SEGMENT
            -----------------------------------------------
                                        2004 PERCENTAGE
            REGION                       OF REVENUES
            -----------------------------------------------

            United Kingdom                   47%
            Continental Europe               22%
            United States                    20%
            Other                            11%

     For 2004, 2003 and 2002, the Access Services Segment's percentage of consolidated sales was 28%, 29% and 30%, respectively.

     GAS TECHNOLOGIES SEGMENT - 14% OF CONSOLIDATED SALES FOR 2004

     The Gas Technologies Segment includes the Company's Harsco GasServ Division. The Segment's manufacturing and service facilities in the United States, Europe, Australia, Malaysia and China comprise an integrated manufacturing network for gas containment and control products. This global operating presence and product breadth provide economies of scale and multiple code production capability, enabling Harsco GasServ to serve as a single source to the world's leading industrial gas producers and distributors, as well as regional and local customers. In 2004, approximately 87% of this Segment's revenues were generated in the United States.

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

     For 2004, 2003 and 2002, the Gas Technologies Segment's percentage of consolidated sales was 14%, 14% and 16%, respectively.

     ENGINEERED PRODUCTS AND SERVICES ("ALL OTHER") CATEGORY - 18% OF CONSOLIDATED SALES FOR 2004

     The Engineered Products and Services ("all other") Category includes the Harsco Track Technologies, Reed Minerals, IKG Industries, Patterson-Kelley and Air-X-Changers Divisions. Approximately 89% of this category's revenues originate in the United States.

     Export sales for this Category totaled $101.2 million, $71.1 million and $36.2 million in 2004, 2003 and 2002, respectively. In 2004, export sales for the Harsco Track Technologies Division were $76.3 million which included sales to China, the United Kingdom, Canada, Germany and India.

     Harsco Track Technologies is a global provider of equipment and services to maintain, repair and construct railway track. The Company's railway track maintenance services provide high-technology comprehensive track maintenance and new track construction support to railroad customers worldwide. The railway track maintenance equipment product class includes specialized track maintenance equipment used by private and government-owned railroads and urban transit systems worldwide.

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

     IKG Industries manufactures a varied line of industrial grating products at several plants in North America. These products include a full range of riveted, pressure-locked and welded grating configurations, which are used mainly in industrial flooring, safety and security applications in the power, paper, chemical, refining and processing industries.

     Patterson-Kelley is a leading manufacturer of powder processing equipment such as blenders, dryers and mixers for the chemical, pharmaceutical and food processing industries and heat transfer products such as water heaters and boilers for commercial and institutional applications.

     Air-X-Changers is a leading international supplier of custom-designed and manufactured air-cooled heat exchangers for the natural gas industry. The Company's heat exchangers are the primary apparatus used to condition natural gas during recovery, compression and transportation from underground reserves through the major pipeline distribution channels.

     For 2004, 2003 and 2002, the Engineered Products and Services ("all other") Category's percentage of consolidated sales was 18%, 18% and 19%, respectively.

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

                                              PERCENTAGE OF CONSOLIDATED SALES
                                             ----------------------------------
               PRODUCT GROUP                    2004         2003         2002
               ----------------------------------------------------------------
               Mill Services                     40%          39%          35%
               Access Services                   28%          29%          30%
               Industrial Gas Products           14%          14%          16%
               ================================================================

      (1)(ii) New products and services are added from time to time; however, in 2004 none required the investment of a material amount of the Company's assets.

      (1)(iii) The manufacturing requirements of the Company's operations are such that no unusual sources of supply for raw materials are required. The raw materials used by the Company include principally steel and, to a lesser extent, aluminum, which are usually readily available. During 2004, the Company experienced significant increases in the cost of steel compared with prior years. Continued increases in steel prices and worldwide demand for steel could have an adverse effect on raw material costs, and the Company's ability to obtain the necessary raw materials. If this situation continues long-term and the Company is unable to recover increased costs through price increases, it could have a material impact on the Company's financial position, results of operations and cash flows. Also, the Company uses coal slag for its roofing granule and abrasives manufacturing. Although this raw material has limited availability, the Company has an adequate supply for the foreseeable future. Additionally, the Company uses carbon fiber to produce filament-wound composite cylinders, a product line of the Gas Technologies Segment. This material currently has limited availability. If this situation continues, it could result in increased costs to the Company. The Company believes that it will be able to recover increased costs through price increases which would mitigate the impact on the Company's financial position, results of operations and cash flows.

      (1)(iv) While the Company has a number of trademarks, patents and patent applications, it does not consider that any material part of its business is dependent upon them.

      (1)(v) The Company furnishes products and materials and certain industrial services within the Access Services and Gas Technologies Segments and the Engineered Products and Services ("all other") Category that are seasonal in nature. As a result, the Company's sales and net income for the first quarter ending March 31 are normally lower than the second, third and fourth quarters. The Company's historical revenue patterns and cash provided by operating activities were as follows:

               HISTORICAL REVENUE PATTERNS

                (IN MILLIONS)                        2004       2003       2002       2001
               ------------------------------------------------------------------------------
               First Quarter Ended March 31         $556.3     $487.9     $458.6     $505.0

               Second Quarter Ended June 30          617.6      536.4      510.3      510.1

               Third Quarter Ended September 30      617.3      530.2      510.5      510.3

               Fourth Quarter Ended December 31      710.9      564.0      497.3      499.7


               HISTORICAL CASH PROVIDED BY OPERATIONS

                (IN MILLIONS)                        2004       2003       2002       2001
               ------------------------------------------------------------------------------

               First Quarter Ended March 31         $ 32.4     $ 31.2     $  9.0     $  2.6

               Second Quarter Ended June 30           64.6       59.2       71.4       65.1

               Third Quarter Ended September 30       68.9       64.1       83.3       66.1

               Fourth Quarter Ended December 31      104.6      108.4       90.1      106.9


      (1)(vi) The practices of the Company relating to working capital are similar to those practices of other industrial service providers or manufacturers servicing both domestic and international industrial services and commercial markets. These practices include the following:
               o Standard accounts receivable payment terms of 30 days to 60 days, with progress payments required for certain long-lead-time or large orders.
               o  Standard accounts payable payment terms of 30 days to 90 days.
               o Inventories are maintained in sufficient quantities to meet forecasted demand. Due to the time required to manufacture certain railway maintenance equipment to customer specifications, inventory levels of this business tend to increase during the production phase and then decline when the equipment is sold.

      (1)(vii) The Company as a whole is not dependent upon any one customer for 10% or more of its revenues. However, the Mill Services Segment is dependent largely on the global steel industry and has two European-based customers that each provided in excess of 10% of this Segment's revenues for the years 2002 to 2004 under multiple long-term contracts at several mill sites. The loss of any one of the contracts would not have a material adverse effect upon the Company's financial position or cash flows; however, it could have a material adverse effect on quarterly or annual results of operations of the Segment. Further consolidation is expected in the global steel industry. This could result in additional customers exceeding 10% of revenues for this Segment.

      (1)(viii)Backlog of orders was $243.0 million and $186.2 million as of December 31, 2004 and 2003, respectively. It is expected that approximately 22% of the total backlog at December 31, 2004 will not be filled during 2005. The Company's backlog is seasonal in nature and tends to follow in the same pattern as sales and net income which is discussed in section (1) (v) above. Backlog for scaffolding, shoring and forming services and for roofing granules and slag abrasives is not included in the total backlog because it is generally not quantifiable, due to the nature of the products and services provided. Contracts for the Mill Services Segment are also excluded from the total backlog. These contracts have estimated future revenues of $3.7 billion at December 31, 2004. For additional information regarding backlog, see the Backlog section included in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      (1)(ix) At December 31, 2004, the Company had no material contracts that were subject to renegotiation of profits or termination at the election of the U.S. Government.

      (1)(x) The Company encounters active competition in all of its activities from both larger and smaller companies who produce the same or similar products or services, or who produce different products appropriate for the same uses.

      (1)(xi) The expense for product development activities was $2.6 million, $3.3 million and $2.8 million in 2004, 2003 and 2002, respectively. For additional information regarding product development activities, see the Research and Development section included in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

      (1)(xiii)As of December 31, 2004, the Company had approximately 18,500 employees.

(d)  Financial Information about Geographic Areas

Financial information concerning foreign and domestic operations is included in
Note 14, Information by Segment and Geographic Area, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data." Export sales totaled $139.3 million, $108.5 million and $76.6 million in 2004, 2003 and 2002, respectively.

(e)  Available Information

Information is provided in Part I, Item 1 (a), "General Development of
Business."


ITEM 2.     PROPERTIES

Information as to the principal plants owned and operated by the Company is summarized in the following table:

   LOCATION                                       PRINCIPAL PRODUCTS
   -----------------------------------------------------------------------------

   Access Services Segment
   -----------------------
         Marion, Ohio                             Access Equipment Maintenance
         Dosthill, United Kingdom                 Access Equipment Maintenance

   Gas Technologies Segment
   ------------------------
         Lockport, New York                       Valves
         Niagara Falls, New York                  Valves
         Washington, Pennsylvania                 Valves
         Bloomfield, Iowa                         Propane Tanks
         Fremont, Ohio                            Propane Tanks
         Jesup, Georgia                           Propane Tanks
         West Jordan, Utah                        Propane Tanks
         Harrisburg, Pennsylvania                 High Pressure Cylinders
         Huntsville, Alabama                      High Pressure Cylinders
         Beijing, China                           Cryogenic Storage Vessels
         Jesup, Georgia                           Cryogenic Storage Vessels
         Kosice, Slovakia                         Cryogenic Storage Vessels
         Shah Alam, Malaysia                      Cryogenic Storage Vessels
         Theodore, Alabama                        Cryogenic Storage Vessels

   LOCATION                                       PRINCIPAL PRODUCTS
   -----------------------------------------------------------------------------

   Engineered Products and Services ("all other") Category
   -------------------------------------------------------
         Drakesboro, Kentucky                     Roofing Granules/Abrasives
         Gary, Indiana                            Roofing Granules/Abrasives
         Moundsville, West Virginia               Roofing Granules/Abrasives
         Tampa, Florida                           Roofing Granules/Abrasives
         Brendale, Australia                      Railroad Equipment
         Fairmont, Minnesota                      Railroad Equipment
         Ludington, Michigan                      Railroad Equipment
         West Columbia, South Carolina            Railroad Equipment
         Channelview, Texas                       Industrial Grating Products
         Leeds, Alabama                           Industrial Grating Products
         Nashville, Tennessee                     Industrial Grating Products
         Queretaro, Mexico                        Industrial Grating Products
         East Stroudsburg, Pennsylvania           Process Equipment
         Catoosa, Oklahoma                        Heat Exchangers
   =============================================================================

The Company also operates the following plants which are leased:

   LOCATION                                       PRINCIPAL PRODUCTS
   -----------------------------------------------------------------------------

   Access Services Segment
   -----------------------
         Maldon, United Kingdom                   Aluminum Access Products
         DeLimiet, Netherlands                    Access Equipment Maintenance

   Gas Technologies Segment
   ------------------------
         Cleveland, Ohio                          Brass Castings
         Pomona, California                       Composite Cylinders

   Engineered Products and Services ("all other") Category
   -------------------------------------------------------
         Eastwood, United Kingdom                 Railroad Equipment
         Tulsa, Oklahoma                          Industrial Grating Products
         Catoosa, Oklahoma                        Heat Exchangers
         Sapulpa, Oklahoma                        Heat Exchangers
   =============================================================================

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

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT (PURSUANT TO INSTRUCTION 3 TO ITEM 401(B) OF REGULATION S-K)

Set forth below, as of March 10, 2005, are the executive officers (this excludes two corporate officers who are not deemed "executive officers" within the meaning of applicable Securities and Exchange Commission regulations) of the Company and certain information with respect to each of them. The executive officers were elected to their respective offices effective April 27, 2004. All terms expire on April 26, 2005. There are no family relationships between any of the executive officers.

NAME                    AGE    PRINCIPAL OCCUPATION OR EMPLOYMENT

EXECUTIVE OFFICERS:

D. C. Hathaway          60     Chairman, President and Chief Executive Officer
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

G. D. H. Butler         58     Senior Vice President - Operations of the
                               Corporation effective September 26, 2000 and
                               Director since January 2002. Concurrently serves as President of the MultiServ and SGB Divisions.
                               From September 2000 through December 2003, he was
                               President of the Heckett MultiServ International and SGB Divisions. Was President of the Heckett
                               MultiServ-East Division from July 1, 1994 to
                               September 26, 2000. Served as Managing Director -
                               Eastern Region of the Heckett MultiServ Division from January 1, 1994 to June 30, 1994. Served in various officer positions within MultiServ
                               International, N. V. prior to 1994 and prior to the Company's acquisition of that corporation in August 1993.

S. D. Fazzolari         52     Senior Vice President, Chief Financial Officer
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

M. E. Kimmel            45     General Counsel and Corporate Secretary effective
                               January 1, 2004. Served as Corporate Secretary and Assistant General Counsel from May 1, 2003 to
                               December 31, 2003. Held various legal positions within the Corporation since he joined the Company in August 2001. Prior to joining Harsco, he was Vice President, Administration and General
                               Counsel, New World Pasta Company from January 1,
                               1999 to July 2001. Before joining New World
                               Pasta, Mr. Kimmel spent approximately 12 years in various legal positions with Hershey Foods
                               Corporation.

S. J. Schnoor           51     Vice President and Controller of the Corporation
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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Harsco common stock is listed on the New York and Pacific Stock Exchanges, and also trades on the Boston and Philadelphia Exchanges under the symbol HSC. At the end of 2004, there were 41,431,249 shares outstanding. In 2004, the Company's common stock traded in a range of $40.10 to $56.24 and closed at $55.74 at year-end. At December 31, 2004 there were approximately 16,500 stockholders. There are no significant limitations on the payment of dividends included in the Company's loan agreements. For additional information regarding Harsco common stock market price and dividends declared, see Dividend Action under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Common Stock Price and Dividend Information under Part II, Item 8, "Financial Statements and Supplementary Data." For additional information on the Company's equity compensation plans see
Part III, Item 11, "Executive Compensation."

(c). Issuer Purchases of Equity Securities

                                                                                 TOTAL NUMBER
                                                                                   OF SHARES
                                                                                   PURCHASED   MAXIMUM NUMBER
                                                                                   AS PART OF     OF SHARES
                                                   TOTAL                            PUBLICLY   THAT MAY YET BE
                                                 NUMBER OF          AVERAGE        ANNOUNCED   PURCHASED UNDER
                                                  SHARES           PRICE PAID       PLANS OR     THE PLANS OR
PERIOD                                           PURCHASED         PER SHARE        PROGRAMS       PROGRAMS
--------------------------------------------------------------------------------------------------------------
January 1, 2004 - January 31, 2004                   --               --               --          1,000,000
February 1, 2004 - February 29, 2004                 --               --               --          1,000,000
March 1, 2004 - March 31, 2004                       --               --               --          1,000,000
April 1, 2004 - April 30, 2004                       --               --               --          1,000,000
May 1, 2004 - May 31, 2004                           --               --               --          1,000,000
June 1, 2004 - June 30, 2004                         --               --               --          1,000,000
July 1, 2004 - July 31, 2004                         --               --               --          1,000,000
August 1, 2004 - August 31, 2004                     --               --               --          1,000,000
September 1, 2004 - September 30, 2004               --               --               --          1,000,000
October 1, 2004 - October 31, 2004                   --               --               --          1,000,000
November 1, 2004 - November 30, 2004                 --               --               --          1,000,000
December 1, 2004 - December 31, 2004                 --               --               --          1,000,000
----------------------------------------------------------------------------------------------
      Total                                          --               --               --
----------------------------------------------------------------------------------------------

The Company's share repurchase program was extended by Board of Directors in November 2004. This was announced to the public on November 16, 2004 as part of a Company-issued press release. The program authorizes the repurchase of up to 1,000,000 shares of the Company's common stock and expires January 31, 2006.

ITEM 6.     SELECTED FINANCIAL DATA (A)

FIVE-YEAR STATISTICAL SUMMARY

(IN THOUSANDS, EXCEPT PER SHARE, EMPLOYEE INFORMATION AND
PERCENTAGES)                                                2004            2003            2002            2001            2000(b)
-----------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT INFORMATION
Revenues from continuing operations                     $ 2,502,059     $ 2,118,516     $ 1,976,732     $ 2,025,163     $ 1,904,691
Income from continuing operations                           113,540          86,999          88,410          74,642          94,343
Income (loss) from discontinued operations                    7,671           5,218           1,696          (2,917)          2,460
Net income                                                  121,211          92,217          90,106          71,725          96,803
-----------------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION AND CASH FLOW INFORMATION
Working capital                                         $   346,527     $   269,276     $   228,552     $   231,156     $   181,489
Total assets                                              2,389,756       2,138,035       1,999,297       2,090,766       2,180,948
Long-term debt                                              594,747         584,425         605,613         720,133         774,448
Total debt                                                  625,809         613,531         639,670         762,115         837,473
Depreciation and amortization                               184,371         168,935         155,661         176,531         159,099
Capital expenditures                                        204,235         143,824         114,340         156,073         180,048
Cash provided by operating activities                       270,465         262,788         253,753         240,601         259,448
Cash used by investing activities                          (209,602)       (144,791)        (53,929)       (125,213)       (459,052)
Cash provided (used) by financing activities                (56,512)       (125,501)       (205,480)        (99,190)        210,746
-----------------------------------------------------------------------------------------------------------------------------------
RATIOS
Return on sales(c)                                              4.5%            4.1%            4.5%            3.7%            5.0%
Return on average equity(d)                                    13.8%           12.2%           12.6%           11.1%           14.4%
Current ratio                                                 1.6:1           1.5:1           1.5:1           1.5:1           1.3:1
Total debt to total capital(e)                                 40.6%           44.1%           49.8%           52.6%           55.4%
-----------------------------------------------------------------------------------------------------------------------------------
PER SHARE INFORMATION
Basic - Income from continuing operations               $      2.76     $      2.14     $      2.19     $      1.87     $      2.36
      - Income (loss) from discontinued operations             0.19            0.13            0.04           (0.07)           0.06
                                                        ---------------------------------------------------------------------------
      - Net income                                      $      2.95     $      2.27     $      2.23     $      1.80     $      2.42
                                                        ===========================================================================

Diluted - Income from continuing operations             $      2.73     $      2.12     $      2.17     $      1.86     $      2.36
        - Income (loss) from discontinued operations           0.18            0.13            0.04           (0.07)           0.06
                                                        ---------------------------------------------------------------------------
        - Net income                                    $      2.91     $      2.25     $      2.21     $      1.79     $      2.42
                                                        ===========================================================================

Book value                                              $     22.07     $     19.01     $     15.90     $     17.16     $     16.94
Cash dividends declared                                       1.125          1.0625          1.0125            0.97           0.945
-----------------------------------------------------------------------------------------------------------------------------------
OTHER INFORMATION
Diluted average number of shares outstanding                 41,598          40,973          40,680          40,066          40,022
Number of employees                                          18,500          17,500          17,500          18,700          19,700
Backlog from continuing operations (f)                  $   243,006     $   186,222     $   157,777     $   214,124     $   256,745
===================================================================================================================================

(a) As permitted by the Financial Accounting Standards Board (FASB) Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," 2001 and 2000 information has been reclassified for comparative purposes.
(b)  Includes SGB Group Plc which was acquired June 16, 2000.
(c) "Return on sales" is calculated by dividing income from continuing operations by revenues from continuing operations.
(d) "Return on average equity" is calculated by dividing income from continuing operations by quarterly weighted-average equity.
(e) "Total debt to total capital" is calculated by dividing the sum of debt (short-term borrowings and long-term debt including current maturities) by the sum of equity and debt.
(f) Excludes the estimated amount of long-term mill service contracts, which had estimated future revenues of $3.7 billion at December 31, 2004. Also excludes backlog of the Access Services Segment and the roofing granules and slag abrasives business. These amounts are generally not quantifiable due to the nature and timing of the products and services provided.


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

Factors which could cause results to differ include, but are not limited to: (1) changes in the worldwide business environment in which the Company operates, including general economic conditions; (2) changes in currency exchange rates, interest rates and capital costs; (3) changes in the performance of stock and bond markets that could affect the valuation of the assets in the Company's pension plans and the accounting for pension assets, liabilities and expenses;
(4) changes in governmental laws and regulations, including taxes and import tariffs; (5) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services and technologies; (6) unforeseen business disruptions in one or more of the many countries in which the Company operates due to political instability, civil disobedience, armed hostilities or other calamities; and (7) other risk factors listed from time to time in the Company's SEC reports. A further discussion of these, along with other potential factors can be found in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of this Form 10-K. The Company cautions that these factors may not be exhaustive and that many of these factors are beyond the Company's ability to control or predict. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company undertakes no duty to update forward-looking statements.


EXECUTIVE OVERVIEW
The Company's 2004 revenues were a record $2.5 billion. This is an increase of $0.4 billion or 18% over 2003. Income from continuing operations was a record $113.5 million for 2004 compared with $87.0 million in 2003, an increase of 31%. Diluted earnings per share from continuing operations were a record $2.73 for 2004, a 29% increase.

The 2004 results were led by the Mill Services Segment. Revenues in 2004 for this Segment were $997.4 million compared with $827.5 million in 2003, a 21% increase. Operating income for 2004 increased by 23% to $105.5 million, from $85.9 million in 2003. The Mill Services business accounted for 40% of the Company's revenues and 50% of the operating income for 2004. Operating margins for this Segment improved by 20 basis points to 10.6% from 10.4% last year. Mill Services growth is expected to continue as worldwide steel mill production volume is expected to remain strong in the near-term, and as the Company invests substantial cash to grow the business.

The Access Services Segment revenues in 2004 were $706.5 million compared with $619.1 million in 2003, a 14% increase. Operating income for 2004 increased by 19% to $44.4 million, from $37.4 million in 2003. The Access Services business accounted for 28% of the Company's revenues and 21% of the operating income. Operating margins for the Segment improved by 30 basis points to 6.3% from 6.0% last year. The improved performance of the Access Services Segment was driven by the international operations.

The Gas Technologies Segment revenues in 2004 were $339.1 million compared with $294.0 million in 2003, a 15% increase. The increased revenues in 2004 were led by the domestic propane business; the cryogenics operations, particularly Asia; and the domestic cylinders business. Although revenue increased, operating income and operating margins for 2004 declined in comparison with 2003 due to significant increases in commodity costs, particularly steel. Operating income was $14.4 million for 2004 compared with $14.5 million for 2003.

All business units of the Engineered Products and Services ("all other") Category contributed higher revenues in 2004 compared with 2003. The industrial grating business and the roofing granules and abrasives business also contributed higher operating income compared with 2003. Operating income for the boiler and process equipment business and the air-cooled heat exchangers business was down slightly in 2004 compared with 2003. The railway track maintenance services and equipment business delivered record revenues in 2004 through increased international sales, but operating income was below 2003 due to significant increases in commodity costs.

The Company's continued improvement in net income helped drive record net cash provided by operating activities of $270.5 million in 2004. A significant portion of this cash was reinvested in capital investments to grow and maintain the business. Total 2004 capital investments of $204.2 million were also a record.

During 2004, the Company received formal notice that the U.S. Government accepted a proposed settlement of the Federal Excise Tax (FET) case relating to the Company's former production of U.S. Army five-ton trucks. The Company recorded pre-tax income of $12.5 million in Discontinued operations as a result of this settlement in the third quarter of 2004 and received payment during the fourth quarter of 2004. Additionally, the Company collected substantially all of its $6.3 million outstanding receivable balance related to a customer's previously reported Court-supervised restructuring. These are more fully discussed in Note 10, Commitments and Contingencies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."

The positive effect of foreign currency translation increased 2004 consolidated revenues by $108.9 million and pre-tax income by $5.4 million when compared with 2003.

     -------------------------------------------------------------------------------------------------
                                             REVENUES BY REGION
     -------------------------------------------------------------------------------------------------
                                          TOTAL REVENUES
                                        TWELVE MONTHS ENDED              PERCENTAGE GROWTH FROM
                                            DECEMBER 31                       2003 TO 2004
     (DOLLARS IN MILLIONS)              2004          2003         VOLUME        CURRENCY        TOTAL
     -------------------------------------------------------------------------------------------------
     U.S.                            $  1,047.4   $    902.4         16.1%          0.0%          16.1%
     Europe                             1,018.1        872.3          6.4          10.3           16.7
     Latin America                        122.9        100.3         21.9           0.6           22.5
     Asia-Pacific                         119.7         88.1         28.2           7.7           35.9
     Middle East                           75.9         50.7         50.4          (0.7)          49.7
     Other                                118.1        104.7          1.4          11.4           12.8
     -------------------------------------------------------------------------------------------------
     Total                           $  2,502.1   $  2,118.5         13.0%          5.1%          18.1%
     =================================================================================================

2004 HIGHLIGHTS
The following significant items impacted the Company overall during 2004 in comparison with 2003:

Company Wide:
-------------

o Strong worldwide economic activity, including increased steel production, benefited the Company's Mill Services Segment and resulted in strong demand for the Company's products. This included international demand for railway track maintenance equipment, concrete forming products and cryogenic equipment; and domestic demand for propane tanks, industrial cylinders, roofing granules and industrial grating products.
o Due to strong worldwide demand, higher commodity and other material costs (particularly steel) increased the Company's operating costs during 2004. Included in that increase were higher fuel and energy-related costs. For the Company's manufacturing businesses, these increased costs were generally offset by increased revenues during the first six months of 2004; however, during the second half of 2004, operating income and margins were negatively impacted by the increased costs, particularly in the Gas Technologies Segment. To the extent that such costs cannot be passed to customers in the future, operating income may be adversely affected. The Company uses the last-in, first-out (LIFO) method of inventory valuation for most of its manufacturing businesses. LIFO matches the most recently incurred costs with current revenues by charging cost of goods sold with the costs of goods most recently acquired or produced. In periods of rising prices, reported costs under LIFO are generally greater than under the first-in, first-out (FIFO) method. Based on economic forecasts, cost inflation for certain commodities is expected to moderate in 2005. However, there can be no assurance that will occur.
o Total pension expense for 2004 increased $6.4 million from 2003. Defined benefit pension expense for 2004 decreased approximately $5.4 million from 2003. During 2004, there were offsetting increases of approximately $9.1 million in defined contribution plan expenses related to the new plans that commenced January 1, 2004. Additionally, pension expense was increased by the impact of foreign currency translation. During 2003, the Company restructured its pension plans to make them more predictable and affordable. This is more fully discussed in Note 8, Employee Benefit Plans, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."
o A decrease in the effective income tax rate relating to continuing operations, from 30.7% in 2003 to 28.6% in 2004, resulted in approximately $3.5 million in lower income tax expense for 2004. This is more fully discussed in Note 9, Income Taxes, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."

o During 2004, the Company was favorably affected by pre-tax benefits of $2.2 million from the termination of certain postretirement benefit plans. This compares with pre-tax benefits of $4.9 million during 2003 for similar plan terminations.
o Other than the impact on revenues, and included in the impact on pre-tax income effect as discussed previously, positive foreign currency translation in 2004 resulted in a pre-tax increase to interest expense of approximately $2.7 million compared with 2003.

MILL SERVICES SEGMENT:
----------------------
     (DOLLARS IN MILLIONS)                          2004          2003
     ---------------------------------------------------------------------------
     Revenues                                     $  997.4      $  827.5
     Operating income                                105.5          85.9
     Operating margin percent                         10.6%         10.4%
     ===========================================================================

     MILL SERVICES SEGMENT - SIGNIFICANT IMPACTS ON REVENUES:
     ---------------------------------------------------------------------------
     (IN MILLIONS)
     ---------------------------------------------------------------------------
     Revenues - 2003                                                    $  827.5
     Increased volume and new business                                      83.1
     The benefit of positive foreign currency translation                   59.3
     The acquisition of the industrial services unit of C. J.
     Langenfelder and Sons, Inc. in June 2003                               27.5
     ---------------------------------------------------------------------------
     Revenues - 2004                                                    $  997.4
     ===========================================================================

     MILL SERVICES SEGMENT - SIGNIFICANT IMPACTS ON OPERATING INCOME:
     o Continued strong volume and new business, particularly in Europe and the U.S., increased operating income in 2004 by $17.1 million compared with 2003.
     o The benefit of positive foreign currency translation in 2004 resulted in increased operating income of $6.5 million compared with 2003.
     o Compared with 2003, the Segment's operating income and margins in 2004 were impacted by significantly increased fuel and energy-related costs.
     o The Segment's operating income and margins for 2004 were also negatively impacted by increased maintenance and repair costs; higher start-up costs for new contracts; and increased selling, general and administrative costs (including Sarbanes-Oxley Section 404-related costs). Selling, general and administrative costs increased $11.9 million or 24% (versus a 21% increase in revenues) for 2004 (including approximately $4 million related to foreign currency translation) compared with 2003.
     o During 2003, the Segment was unfavorably impacted by $4.7 million in pre-tax Other expenses. During 2004 (principally the first half), only $1.5 million in similar expenses were incurred. The decrease of $3.2 million related principally to reduced employee termination benefits costs and costs to exit activities in 2004. This positively impacted the operating margin on a comparative basis. Other expenses include impaired asset write-downs, employee termination benefit costs and costs to exit activities, offset by net gains on the disposal of non-core assets.
     o During 2003, the Segment was favorably affected by pre-tax benefits of $1.9 million from the reversal of bad debt expense, and $1.4 million from the termination of certain postretirement benefit plans. The reversal of bad debt expense related to a change in estimate regarding collectibility of certain accounts receivable. No such benefits occurred in 2004, negatively impacting the operating margin on a comparative basis.

ACCESS SERVICES SEGMENT:
------------------------
     (DOLLARS IN MILLIONS)                                 2004          2003
     --------------------------------------------------------------------------
     Revenues                                            $  706.5      $  619.1
     Operating income                                        44.4          37.4
     Operating margin percent                                 6.3%          6.0%
     ==========================================================================

     ACCESS SERVICES SEGMENT - SIGNIFICANT IMPACTS ON REVENUES:
     --------------------------------------------------------------------------
     (IN MILLIONS)
     --------------------------------------------------------------------------
     Revenues - 2003                                                   $  619.1
     The benefit of positive foreign currency translation                  45.4
     Net increased volume driven by the international operations           33.8
     Acquisitions (principally SGB Raffia in Australia)                     8.6
     Other                                                                 (0.4)
     --------------------------------------------------------------------------
     Revenues - 2004                                                   $  706.5
     ==========================================================================

     ACCESS SERVICES SEGMENT - SIGNIFICANT IMPACTS ON OPERATING INCOME:
     o In 2004, the Segment was positively affected by the strength of the concrete forming business, particularly in the Middle East and United Kingdom. Also, margins on the international powered-access equipment rental revenues improved due to cost restructuring actions implemented during 2003.
     o The international access services business continued to increase outside the U.K., predominantly in the Middle East, due to certain large projects during 2004. During 2004, the international operations outside of the U.K. had $231.5 million in revenues and $29.9 million in operating income. This compares with $178.2 million in revenues and $20.8 million in operating income for 2003.
     o In the first six months of 2004, there was a continued slowdown in the U.S. non-residential construction markets. This slowdown had a negative effect on volume (particularly equipment rental revenues) which caused overall margins in the U.S. to decline. The third and fourth quarters of 2004 showed initial signs of strengthening of the non-residential construction market. Equipment rental revenues, particularly in the construction sector, provide the highest margins for this Segment. The decline in margins in the U.S. was more than offset by improvements internationally.
     o The U.S. was also negatively affected by decreased erection and dismantling labor revenue during 2004. This decrease was due primarily to delayed industrial maintenance activities, particularly fewer maintenance outages at power generation plants. The Company expects to see an increase in industrial maintenance activities during mid-to-late 2005.
     o The Segment's operating income and margins for 2004 were also negatively impacted by increased selling, general and administrative costs (including increased pension expense and Sarbanes-Oxley Section 404-related costs).
     o During 2003, the Segment was favorably affected by pre-tax income of $2.5 million from the sale of non-core assets. During 2004, only $1.1 million of similar benefits occurred.
     o The benefit of positive foreign currency translation in 2004 for this Segment resulted in increased operating income of $1.4 million when compared with 2003.

GAS TECHNOLOGIES SEGMENT:
-------------------------
     (DOLLARS IN MILLIONS)                                 2004         2003(a)
     --------------------------------------------------------------------------
     Revenues                                            $  339.1      $  294.0
     Operating income                                        14.4          14.5
     Operating margin percent                                 4.2%          4.9%
     ==========================================================================

     (a) Segment information for 2003 has been reclassified to conform with the current presentation. Due to management changes, effective January 1, 2004, the air-cooled heat exchangers business is classified in the Engineered Products and Services ("all other") Category.

     GAS TECHNOLOGIES SEGMENT - SIGNIFICANT IMPACTS ON REVENUES:
     --------------------------------------------------------------------------
     (IN MILLIONS)
     --------------------------------------------------------------------------
     Revenues - 2003                                                   $  294.0
     Increased demand for cryogenics equipment and high-pressure
       cylinders                                                           28.6
     Increased sales of propane tanks                                      22.4
     The benefit of positive foreign currency translation                   1.6
     Decreased demand for certain valves and composite-wrapped
       cylinders                                                           (7.2)
     Other                                                                 (0.3)
     --------------------------------------------------------------------------
     Revenues - 2004                                                   $  339.1
     ==========================================================================

     GAS TECHNOLOGIES SEGMENT - SIGNIFICANT IMPACTS ON OPERATING INCOME:
     o Operating income decreased slightly in 2004 compared with 2003 despite increased revenues, due mainly to increased commodity costs, principally steel.
     o Increased revenues for propane tanks and high-pressure cylinders were due to increased demand and price increases, which partially offset increased commodity costs.
     o The international cryogenics business, principally Asia, contributed significantly to the increased performance of the Segment during 2004 when compared with 2003.
     o Commodity costs, particularly steel, increased during 2004. During the first six months of 2004, the costs were generally offset by increased revenues. During the second half of 2004, increased costs resulted in decreased operating income and margins. To the extent that such costs cannot be passed to customers in the future, operating income may be adversely affected.
     o Decreased demand for certain valves and composite-wrapped cylinders negatively impacted operating income for 2004 compared with 2003. A strategic action plan has been developed to improve the results of the valves business. This plan is further discussed in the Outlook, Trends and Strategies section.
     o In 2004, foreign currency translation did not have a material impact on operating income for this Segment when compared with 2003.

ENGINEERED PRODUCTS AND SERVICES ("ALL OTHER") CATEGORY:
--------------------------------------------------------
     (DOLLARS IN MILLIONS)                                 2004          2003(a)
     --------------------------------------------------------------------------
     Revenues                                            $  459.1      $  377.9
     Operating income                                        47.0          36.5
     Operating margin percent                                10.2%          9.7%
     ==========================================================================

     (a) Segment information for 2003 has been reclassified to conform with the current presentation. Due to management changes, effective January 1, 2004, the air-cooled heat exchangers business is classified in the Engineered Products and Services ("all other") Category.

     ENGINEERED PRODUCTS AND SERVICES ("ALL OTHER") CATEGORY -
           SIGNIFICANT IMPACTS ON REVENUES:
     --------------------------------------------------------------------------
     (IN MILLIONS)
     --------------------------------------------------------------------------
     Revenues - 2003                                                   $  377.9
     Railway track services and equipment                                  33.6
     Industrial grating products                                           20.1
     Air-cooled heat exchangers                                            18.9
     Boiler and process equipment                                           4.1
     The benefit of positive foreign currency translation                   2.5
     Roofing granules and abrasives                                         2.0
     --------------------------------------------------------------------------
     Revenues - 2004                                                   $  459.1
     ==========================================================================

     ENGINEERED PRODUCTS AND SERVICES ("ALL OTHER") CATEGORY - SIGNIFICANT IMPACTS ON OPERATING INCOME:
     o Operating income for the industrial grating products business increased during 2004 due to increased demand and prices; increased focus on high-margin standard product orders; reduced low-margin fabrication orders; and internal restructuring and cost reductions. This is in comparison with an operating loss in 2003.
     o Continued and consistent profitable results from the roofing granules and abrasives business were again attained in 2004.
     o Despite increased revenues, operating income in the railway track maintenance services and equipment business decreased in 2004. This was due principally to increased commodity and manufacturing costs and increased sales commissions due to a change in product mix.
     o The benefit of positive foreign currency translation in 2004 resulted in increased operating income of $0.9 million for this Category when compared with 2003.

OUTLOOK, TRENDS AND STRATEGIES
Looking to 2005 and beyond, the following significant items, trends and strategies are expected to affect the Company in comparison with 2004:

Company Wide:
-------------
o A continued focus on expanding the higher-margin industrial services businesses, with a particular emphasis on growing the Mill Services Segment through the provision of additional services to existing customers, new contracts and strategic acquisitions. Significant capital investments are expected to be made to grow the Mill Services business.
o  Continued focus on improving Economic Value Added (EVA(R)).
o A target of $320 million in net cash provided by operating activities for 2005.
o Higher fuel, energy, transportation and material costs, particularly steel, encountered during 2004 are expected to moderate during 2005. However, should these costs continue to rise during 2005, this would increase the Company's operating costs and reduce profitability to the extent that such costs cannot be passed to customers.
o The continued growth of the Chinese steel industry could impact the Company in several ways. Increased steel mill production in China may provide additional service opportunities for the Mill Services Segment. However, continued increased Chinese economic activity may result in increased commodity costs which may adversely affect the Company's manufacturing businesses. The impact of this risk is currently unknown.
o Foreign currency translation has had a favorable effect on the Company's sales and income during 2004. However, should the U.S. dollar strengthen, particularly in relationship to the euro or British pound sterling, the impact on the Company would be negative.
o Cost reductions and Six Sigma continuous process improvement initiatives across the Company should further enhance margins. This includes improved supply chain management and additional outsourcing in the manufacturing businesses.
o An increase in general and administrative expenses related to external audit fees and internal costs for compliance with the Sarbanes-Oxley Act of 2002, particularly Section 404, have been incurred during 2004. The external audit fees are expected to be reduced during 2005 due to completion of the start-up phase of the project.
o In 2005, pension expense is expected to approximate 2004 costs. The discount rate for the U.S. defined benefit pension plans declined from 6.25% in 2004 to 5.75% in 2005; and the discount rate for the U.K. defined benefit pension plan will remain constant at 5.75%. Cost savings in the U.K. and U.S. plans, as a result of the structural plan changes made effective January 1, 2004, are expected to offset the increased U.S. defined benefit plan costs resulting from the lower discount rate.
o On October 22, 2004, the American Jobs Creation Act (AJCA) was signed into law. The AJCA includes a deduction of 85% for certain international earnings that are repatriated, as defined in the AJCA, to the U.S. The Company may elect to apply this temporary provision to qualifying earnings repatriations during 2005. On January 13, 2005, the U.S. Treasury Department and the U.S. Internal Revenue Service (IRS) issued the first in a series of notices that will provide detailed guidance on the AJCA. The Company is assessing the effects of the repatriation provision and expects to complete its evaluation within a reasonable period of time following the publication of additional guidance by the U.S. Treasury Department and IRS. A specific range of income tax effects of these repatriations has not been determined; however, the Company does not expect a significant impact due to the structure of its international operations as well as the substantial amount of repatriations to the U.S. in prior years.

Mill Services Segment:
----------------------
o Global steel demand and production is expected to remain strong in 2005, and bidding activity for new mill services contracts and add-on services is strong.
o The significantly increased energy-related costs this Segment experienced during 2004 are expected to persist through 2005.

o The risk remains that certain Mill Services customers may file for bankruptcy protection, be acquired or consolidate in the future, which could have an adverse impact on the Company's income and cash flows. Conversely, such consolidation may provide additional service opportunities for the Company. A pending merger of two large customers is expected to create the world's largest steel company. Currently, the effect of this merger on the Company cannot be estimated.

Access Services Segment:
------------------------
o The international access services business is expected to show continued improvement during 2005.
o U.S. non-residential construction activity is expected to improve throughout 2005. The benefits of this will likely affect the Company's mid-to-late 2005 results.
o There is continued concern over the competitive environment in the United States. International competitors have invested heavily in the U.S. access services market, substantially increasing the supply of certain types of rental equipment.

Gas Technologies Segment:
-------------------------
o Although cost inflation for certain commodities is expected to moderate in 2005, continued increases in steel prices and worldwide demand for steel could have an adverse effect on future raw material costs, and this Segment's ability to obtain the necessary raw materials.
o Weak market conditions for liquid propane gas (LPG) valves; manufacturing inefficiencies; new product start-up costs; and increased raw material costs have impacted the valves business during 2004. Several strategic actions have been and are currently being executed to mitigate these conditions. They include the following: development and marketing of new products; focus on an expanded international customer base; outsourcing of certain manufacturing processes; process improvements within the manufacturing operations; and optimization of the organizational structure of the business. If the conditions encountered during 2004 persist despite execution of the strategic action plan, the valuation of this business could be negatively impacted.

Engineered Products and Services ("all other") Category:
--------------------------------------------------------
o International demand for the railway track services and equipment business' products and services is expected to grow. Additionally, Six Sigma process improvements, new technologies and improved manufacturing efficiencies are expected to assist in improving margins of this business.
o The industrial grating business is expected to sustain continued profitability for 2005. However, the ability to pass increased commodity costs (e.g., steel) to customers may diminish.
o Although cost inflation for certain commodities is expected to moderate in 2005, continued increases in steel prices and worldwide demand for steel could have an adverse effect on raw material costs and the ability to obtain the necessary raw materials for most businesses in this Category.
o Consistent, profitable results are expected from the roofing granules and abrasives business.

RESULTS OF OPERATIONS FOR 2004, 2003 AND 2002

     (DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE INFORMATION AND
     PERCENTAGES)                                                      2004            2003            2002
     ----------------------------------------------------------------------------------------------------------
     Revenues from continuing operations                            $  2,502.1      $  2,118.5      $  1,976.7
     Cost of services and products sold                                1,916.4         1,604.4         1,481.8
     Selling, general and administrative expenses                        368.4           330.0           312.7
     Other expenses                                                        4.9             7.0             3.5
     Operating income from continuing operations                         209.8           173.9           176.0
     Interest expense                                                     41.1            40.5            43.3
     Provision for income taxes from continuing operations                49.0            41.7            42.2
     Income from continuing operations                                   113.5            87.0            88.4
     Income from discontinued operations                                   7.7             5.2             1.7
     Net income                                                          121.2            92.2            90.1
     Diluted earnings per common share                                    2.91            2.25            2.21
     Effective income tax rate for continuing operations                  28.6%           30.7%           30.9%
     Consolidated effective income tax rate                               29.1%           31.0%           31.0%
     ==========================================================================================================

COMPARATIVE ANALYSIS OF CONSOLIDATED RESULTS

REVENUES

2004 vs. 2003
-------------
Revenues for 2004 increased $383.5 million or 18% from 2003, to a record level. This increase was attributable to the following significant items:

     ---------------------------------------------------------------------------
         IN MILLIONS              CHANGE IN REVENUES 2004 VS. 2003
     ---------------------------------------------------------------------------
       $    108.9         Effect of foreign currency translation.
             83.1         Net increased volume, new contracts and price changes
                          in the Mill Services Segment.
             43.5         Net increased revenues in the Gas Technologies Segment
                          due principally to improved market conditions and
                          selling price increases partially offset by decreased
                          demand for liquid propane gas (LPG) valves in the
                          patio grill market and for composite-wrapped
                          cylinders.
             36.1         Effect of business acquisitions. Increased revenues of
                          $27.5 and $8.6 million in the Mill Services and Access
                          Services Segments, respectively.
             33.6         Net increased revenues in the railway track
                          maintenance services and equipment business due
                          principally to rail equipment sales and, to a lesser
                          extent, contract services.
             33.4         Net increased revenues in the Access Services Segment
                          due principally to the strength of the concrete
                          forming business, particularly in the Middle East and
                          U.K.
             20.1         Increased revenues of the industrial grating products
                          business due to increased demand and a focus on
                          higher-margin standard product orders.
             18.9         Increased revenues of the air-cooled heat exchangers
                          business due to improving natural gas prices.
              5.9         Other (minor changes across the various units not
                          already mentioned).
     ---------------------------------------------------------------------------
       $    383.5         Total Change in Revenues 2004 vs. 2003
     ===========================================================================

2003 vs. 2002
-------------
Revenues for 2003 increased $141.8 million or 7% from 2002. This increase was attributable to the following significant items:

     ---------------------------------------------------------------------------
         IN MILLIONS           CHANGE IN REVENUES 2003 VS. 2002 (a)
     ---------------------------------------------------------------------------
       $    126.2         Effect of foreign currency translation.
             30.2         Net increased volume, new contracts and price changes
                          in the Mill Services Segment.
             20.4         Net effect of business acquisitions and dispositions.
                          Increased revenues of $23.1 and $6.4 million in the
                          Mill Services and Access Services Segments,
                          respectively, partially offset by decreased revenues
                          of $9.1 million in the Engineered Products and
                          Services ("all other") Category.
             19.6         Net increased revenues in the railway track
                          maintenance services and equipment business due
                          principally to rail equipment sales.
            (19.9)        Net decreased revenues in the Access Services Segment
                          due to continued slowdown in the non-residential
                          construction markets.
            (18.3)        Decreased revenues of the industrial grating products
                          business due to decreased demand and, to a lesser
                          extent, the sale of the bridge decking product line in
                          January 2002.
            (17.7)        Net decreased revenues in the Gas Technologies Segment
                          due to increased competition and decreased demand.
              1.3         Other (minor changes across the various units not
                          already mentioned).
     ---------------------------------------------------------------------------
       $    141.8         Total Change in Revenues 2003 vs. 2002
     ===========================================================================
       (a)  Segment information for prior periods has been reclassified to conform with the current presentation. Due to management changes, effective January 1, 2004, the air-cooled heat exchangers business, which was previously classified in the Gas Technologies Segment, is classified in the Engineered Products and Services ("all other")
            Category.

================================================================================

COST OF SERVICES AND PRODUCTS SOLD

2004 vs. 2003
-------------
Cost of services and products sold for 2004 increased $312.0 million or 19% from 2003, slightly higher than the 18% increase in revenues. This increase was attributable to the following significant items:

     ---------------------------------------------------------------------------
         IN MILLIONS          CHANGE IN COST OF SERVICES AND PRODUCTS SOLD
                                             2004 VS. 2003
     ---------------------------------------------------------------------------
       $    186.2         Increased costs due to increased revenues (exclusive
                          of effect of foreign currency translation and
                          including the impact of increased costs included in
                          increased selling prices).
             80.9         Effect of foreign currency translation.
             32.8         Effect of business acquisitions.
             12.1         Other (due to increased commodity costs, increased
                          fuel and energy-related costs, product mix and minor
                          changes across the various units not already
                          mentioned; partially offset by stringent cost
                          controls, process improvements, and reorganization
                          actions).
     ---------------------------------------------------------------------------
       $    312.0         Total Change in Cost of Services and Products Sold
                          2004 vs. 2003
     ===========================================================================

2003 vs. 2002
-------------
Cost of services and products sold for 2003 increased $122.6 million or 8% from 2002, slightly higher than the 7% increase in revenues. This increase was attributable to the following significant items:

     ---------------------------------------------------------------------------
         IN MILLIONS          CHANGE IN COST OF SERVICES AND PRODUCTS SOLD
                                         2003 VS. 2002
     ---------------------------------------------------------------------------
       $     95.6         Effect of foreign currency translation.
             17.5         Net effect of business acquisitions and dispositions.
             11.8         Increased costs due to increased revenues (exclusive
                          of effect of foreign currency translation).
              7.8         Increased defined benefit pension expense due to
                          financial market conditions and lower interest rates
                          in 2001 and 2002 which affected the SFAS No. 87
                          pension expense computation for 2003.
            (10.1)        Other (due to stringent cost controls, process
                          improvements, reorganization actions and minor changes
                          across the various units not already mentioned).
     ---------------------------------------------------------------------------
       $    122.6         Total Change in Cost of Services and Products Sold
                          2003 vs. 2002
     ===========================================================================

================================================================================

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

2004 vs. 2003
-------------
Selling, general and administrative expenses for 2004 increased $38.4 million or 12% from 2003, less than the 18% increase in revenues. This increase was attributable to the following significant items:

     ---------------------------------------------------------------------------
         IN MILLIONS      CHANGE IN SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
                                              2004 VS. 2003
     ---------------------------------------------------------------------------
       $     17.9         Effect of foreign currency translation.
              5.4         Increased professional fees due to higher external
                          auditor fees (related to Sarbanes-Oxley Section 404)
                          and increased consulting and legal expense.
              4.4         Increased sales commission expense due to increased
                          revenues and a larger number of orders for the railway
                          track maintenance equipment business.
              4.2         Increased pension expense in the Access Services
                          Segment
              1.7         Effect of business acquisitions - principally SGB
                          Raffia in Australia
              4.8         Other (including energy-related costs partially offset
                          by process improvements and reorganization efforts).
     ---------------------------------------------------------------------------
       $     38.4         Total Change in Selling, General and Administrative
                          Expenses 2004 vs. 2003
     ===========================================================================

2003 vs. 2002
-------------
Selling, general and administrative expenses for 2003 increased $17.3 million or 6% from 2002, less than the 7% increase in revenues. This increase was attributable to the following significant items:

     ---------------------------------------------------------------------------
         IN MILLIONS      CHANGE IN SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
                                              2003 VS. 2002
     ---------------------------------------------------------------------------
       $     19.7         Effect of foreign currency translation.
              9.9         Increased defined benefit pension expense due to
                          financial market conditions and lower interest rates
                          in 2001 and 2002 which affected the SFAS No. 87
                          pension expense computation for 2003. This increased
                          pension expense was spread across all operations, with
                          $8.0 million of the increase in the Access Services
                          Segment.
             (3.5)        Reduction in provisions for uncollectible accounts
                          receivable due to significant charges in 2002 for Mill
                          Services customers that were experiencing financial
                          difficulties including bankruptcy.
             (8.8)        Other (due to continuing cost reduction, process
                          improvement and reorganization efforts).
     ---------------------------------------------------------------------------
       $     17.3         Total Change in Selling, General and Administrative
                          Expenses 2003 vs. 2002
     ===========================================================================

================================================================================

OTHER EXPENSES

This income statement classification includes impaired asset write-downs, employee termination benefit costs and costs to exit activities, offset by net gains on the disposal of non-core assets. During 2004, the Company continued its strategy to streamline operations. This strategy included the consolidation, closure and sale of certain operating locations and continued headcount reductions in both administrative and operating positions. These actions resulted in net Other Expenses of $4.9 million in 2004 compared with $7.0 million in 2003 and $3.5 million in 2002.

2004 vs. 2003
-------------
Other Expenses for 2004 decreased $2.1 million or 30% from 2003. This decrease was attributable to the following significant items:

     ---------------------------------------------------------------------------
         IN MILLIONS            CHANGE IN OTHER EXPENSES 2004 VS. 2003
     ---------------------------------------------------------------------------
       $     (2.2)        Decline in employee termination benefit costs.  This
                          decline relates principally to reduced costs in the
                          Mill Services and Access Services Segments compared
                          with 2003.
             (1.7)        Decrease in costs to exit activities.
              2.0         Decline in net gains on disposals of non-core assets.
                          This decline was attributable principally to $3.2
                          million in net gains that were realized in 2003 from
                          the sale of non-core assets within the Access Services
                          and Mill Services Segments compared with $1.5 million
                          in 2004.
             (0.2)        Increase in other expenses.
     ---------------------------------------------------------------------------
       $     (2.1)        Total Change in Other Expenses 2004 vs. 2003
     ===========================================================================

2003 vs. 2002
-------------
Other Expenses for 2003 increased $3.5 million or 100% from 2002. This increase was attributable to the following significant items:

     ---------------------------------------------------------------------------
         IN MILLIONS            CHANGE IN OTHER EXPENSES 2003 VS. 2002
     ---------------------------------------------------------------------------
       $      3.5         Decline in net gains on disposals of non-core assets.
                          This decline was principally attributable to a $2.7
                          million net gain that was realized in 2002 from the
                          sale of an equity investment within the Mill Services
                          Segment and a $1.9 million gain on the sale of a
                          product line in the Engineered Products and Services
                          ("all other") Category that were not repeated in 2003.
              0.8         Increase in costs to exit activities.
              0.3         Increase in other expenses.
             (1.1)        Decline in employee termination benefit costs.

     ---------------------------------------------------------------------------
       $      3.5         Total Change in Other Expenses 2003 vs. 2002
     ===========================================================================

For additional information, see Note 15, Other (Income) and Expenses, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."

================================================================================

INTEREST EXPENSE

2004 vs. 2003
-------------
Interest expense in 2004 was $0.5 million or 1% higher than in 2003. Approximately $2.7 million of the increase was due to the effect of foreign currency translation. This was partially offset by a lower interest rate on the Company's $150 million notes that were refinanced in the third quarter of 2003, and lower variable interest rate borrowings.

2003 vs. 2002
-------------
Interest expense in 2003 was $2.8 million or 6% lower than in 2002. This decline was primarily due to approximately $58 million in reduced average annual borrowings and lower average annual interest rates on certain borrowings (e.g., commercial paper). This was partially offset by an increase of $2.3 million due to the effect of foreign currency translation.

================================================================================

PROVISION FOR INCOME TAXES FROM CONTINUING OPERATIONS

2004 vs. 2003
-------------
The increase in 2004 of $7.3 million or 18% in the provision for income taxes from continuing operations was primarily due to increased earnings from continuing operations for the reasons mentioned above partially offset by a decreased effective income tax rate. The effective income tax rate relating to continuing operations for 2004 was 28.6% versus 30.7% for 2003. The decrease in the effective income tax rate from 2003 to 2004 was primarily the result of the benefit of foreign tax credits related to the American Jobs Creation Act of 2004
(AJCA) and the result of the settlement of certain tax contingencies. The settlements of tax contingencies included the adjustment of certain U.S. federal and state income tax contingencies due to favorable outcomes. Additionally, during the fourth quarter of 2004, the Company recorded a favorable income tax expense adjustment of $3.6 million related to prior periods, which was not material, and which was mostly offset by increases in certain international tax contingencies, state income taxes and the amount of international earnings subject to U.S. income taxes.

2003 vs. 2002
-------------
The decrease in 2003 of $0.5 million or 1% in the provision for income taxes from continuing operations was primarily due to decreased earnings from continuing operations for the reasons mentioned above and a decreased effective income tax rate. The effective tax rate relating to continuing operations for 2003 was 30.7% versus 30.9% for 2002.

================================================================================

INCOME FROM CONTINUING OPERATIONS

2004 vs. 2003
-------------
Income from continuing operations in 2004 of $113.5 million was $26.5 million or 31% higher than 2003. This increase primarily results from increased revenues, a decreased effective income tax rate, stringent cost controls, process improvements and reorganization actions that contained selling, general and administrative expenses growth to a 12% increase while revenue increased 18%.

2003 vs. 2002
-------------
Income from continuing operations in 2003 was slightly below 2002 levels despite increased revenues. This decrease of $1.4 million or 2% results primarily from increased pension expense and reduced interest income of $1.5 million. This reduced interest income related to lower average annual interest rates. These items were partially offset by the positive impact of foreign currency translation and the termination of certain postretirement benefit plans.

================================================================================

INCOME FROM DISCONTINUED OPERATIONS

2004 vs. 2003
-------------
Income from discontinued operations for 2004 increased $2.5 million or 47% from 2003. This increase was attributable to the following significant items:

     ---------------------------------------------------------------------------
         IN MILLIONS         CHANGE IN INCOME FROM DISCONTINUED OPERATIONS
                                          2004 VS. 2003
     ---------------------------------------------------------------------------
       $      3.1         After-tax income due to the settlement of the
                          Company's Federal Excise Tax (FET) litigation in 2004
                          compared with after-tax income due to favorable
                          developments in the FET litigation in 2003. For
                          additional information on the FET litigation see Note
                          10, Commitments and Contingencies, to the Consolidated
                          Financial Statements under Part II, Item 8, "Financial
                          Statements and Supplementary Data."
             (0.6)        Decline in after-tax income related to the sale of the
                          Company's Capitol Manufacturing business during 2002.
     ---------------------------------------------------------------------------
       $      2.5         Total Change in Income from Discontinued Operations
                          2004 vs. 2003
     ===========================================================================

2003 vs. 2002
-------------
Income from discontinued operations for 2003 increased $3.5 million or 208% from 2002. This increase was attributable to the following significant items:

     ---------------------------------------------------------------------------
         IN MILLIONS          CHANGE IN INCOME FROM DISCONTINUED OPERATIONS
                                           2003 VS. 2002
     ---------------------------------------------------------------------------
       $      5.2         After-tax income due to favorable developments in the
                          Company's Federal Excise Tax (FET) litigation. For
                          additional information on the FET litigation see Note
                          10, Commitments and Contingencies, to the Consolidated
                          Financial Statements under Part II, Item 8, "Financial
                          Statements and Supplementary Data."
             (1.7)        Decline in after-tax income related to the sale of the
                          Company's Capitol Manufacturing business during 2002.
     ---------------------------------------------------------------------------
       $      3.5         Total Change in Income from Discontinued Operations
                          2003 vs. 2002
     ===========================================================================

================================================================================

NET INCOME AND EARNINGS PER SHARE

2004 vs. 2003
-------------
Net income of $121.2 million and diluted earnings per share of $2.91 in 2004 exceeded 2003 by $29.0 million and $0.66, respectively, primarily due to increased income from both continuing and discontinued operations for the reasons described above.

2003 vs. 2002
-------------
Net income of $92.2 million and diluted earnings per share of $2.25 in 2003 exceeded 2002 by $2.1 million and $0.04, respectively, due principally to increased income from discontinued operations partially offset by decreased income from continuing operations for the reasons described above.


LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW
The Company's principal sources of liquidity are cash from operations and short-term borrowings under its various credit agreements, augmented periodically by cash proceeds from asset sales. During 2004, the Company achieved record net cash provided by operating activities of $270.5 million. Additionally, in 2004, a record $204.2 million was expended for capital investments including approximately $97 million for growth initiatives. Growth initiatives are capital investments intended to increase future revenues. Over 50% of the amount expended on growth initiatives in 2004 was in the Mill Services Segment. During 2004, net cash payments of $22.4 million were made to reduce debt; the Company paid over

$45 million in dividends to its stockholders; and the Company was able to significantly decrease its debt to capital ratio to 40.6% from 44.1% as of December 31, 2003.

In the fourth quarter of 2004, the Company received a $12.5 million settlement related to the Federal Excise Tax (FET) litigation described in Note 10, Commitments and Contingencies, to the Consolidated Financial Statements under
Part II, Item 8, "Financial Statements and Supplementary Data." In anticipation of the settlement, the Company chose to improve the funded status of the Company's defined benefit pension plans by making $10.6 million in discretionary cash contributions, principally to the U.K. plan. The funded status of the plans was further strengthened in the first quarter of 2005 with an additional discretionary cash contribution of $9.4 million to the U.K. plan.

The Company's strategic objectives for 2005 include generating a record $320 million in net cash provided by operating activities, augmented by targeted asset sales. The Company's strategy is to redeploy excess or discretionary cash in new long-term, high renewal-rate services contracts for the Mill Services business and for growth in the Access Services and railway track maintenance services businesses. The Company will also pursue sensible bolt-on acquisitions to further enhance its industrial services growth and increase Economic Value Added (EVA(R)). The Company has targeted a minimum of $140 million of discretionary cash flow for internal growth opportunities and acquisitions. Additionally, the Company will use funds from targeted asset sales for acquisitions.

As of December 31, 2004, the Company had approximately $65 million of debt that may be paid prior to maturity. The balance of the debt, principally the (pound)200 million notes and the $150 million notes, cannot be paid until maturity in 2010 and 2013, respectively. The Company also plans to continue to pay dividends to stockholders.

CASH REQUIREMENTS
The following summarizes the Company's expected future payments related to contractual obligations and commercial commitments at December 31, 2004.

     CONTRACTUAL OBLIGATIONS AS OF DECEMBER 31, 2004 (a)

                                                                       PAYMENTS DUE BY PERIOD
                                                                       ----------------------
                                                           LESS THAN       1-3          4-5        AFTER 5
     (IN MILLIONS)                              TOTAL       1 YEAR        YEARS        YEARS        YEARS
     -----------------------------------------------------------------------------------------------------
     Short-term Debt                          $   16.1     $   16.1     $     --     $     --     $     --

     Long-term Debt
        (including current maturities and
        capital leases)                          609.7         14.9         49.4         10.4        535.0

     Projected interest payments on
        Long-term Debt(b)                        235.4         38.7         74.3         71.0         51.4

     Pension and Other Post-
        retirement Obligations (c)               154.1         31.4         54.9         51.8         16.0

     Operating Leases                            126.1         41.1         46.6         27.3         11.1

     Purchase Obligations                         94.1         92.3          1.4          0.1          0.3

     Foreign Currency Forward
        Exchange Contracts                        93.7         93.7           --           --           --
     -----------------------------------------------------------------------------------------------------

     Total Contractual Obligations            $1,329.2     $  328.2     $  226.6     $  160.6     $  613.8
     =====================================================================================================

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

      (b) The total projected interest payments on Long-term Debt are based upon borrowings, interest rates and foreign currency exchange rates as of December 31, 2004. The interest rates on variable rate debt and the foreign currency exchange rates are subject to changes beyond the Company's control and may result in actual interest expense and payments differing from the amounts projected above.

      (c) The total obligation for Pension and Other Postretirement Obligations is based on actuarial calculations and represents the funded status of the Company's Plans as of December 31, 2004. Payments due by period are based on the expected undiscounted amounts to be paid in the years shown. The amount shown in the After 5 years column is the remaining balance of the obligation as calculated at December 31, 2004. It is not practicable to estimate the actual amount to be paid after five years.

      COMMERCIAL COMMITMENTS - The following table summarizes the Company's contingent commercial commitments at December 31, 2004. These amounts are not included in the Company's Consolidated Balance Sheet since there are no current circumstances known to management indicating that the Company will be required to make payments on these contingent obligations.

     COMMERCIAL COMMITMENTS AS OF DECEMBER 31, 2004

                                                                  AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                                                  ------------------------------------------
                                             TOTAL        LESS
                                            AMOUNTS       THAN          1-3          4-5        OVER 5    INDEFINITE
      (IN MILLIONS)                        COMMITTED     1 YEAR        YEARS        YEARS        YEARS    EXPIRATION
     ---------------------------------------------------------------------------------------------------------------
     Standby Letters of Credit             $  121.1     $  111.5     $    9.6     $     --     $     --     $     --

     Guarantees                                27.6          3.6          1.0           --          0.8         22.2

     Performance Bonds                         97.2         86.8          1.9           --           --          8.5

     Other Commercial Commitments              11.1           --           --           --           --         11.1
     ---------------------------------------------------------------------------------------------------------------

     Total Commercial Commitments          $  257.0     $  201.9     $   12.5     $     --     $    0.8     $   41.8
     ===============================================================================================================

Standby letters of credit as of December 31, 2004 increased $32.6 million from December 31, 2003 due principally to additional letters of credit to guarantee performance on new international orders for railway track maintenance equipment.

Performance bonds as of December 31, 2004 include an $80 million surety bond related to the FET litigation discussed in Note 10, Commitments and Contingencies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplemental Data." After formal dismissal of the FET litigation, the $80 million surety bond was released in January 2005.

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

Major uses of operating cash flows and borrowed funds include payroll costs and related benefits; pension funding payments; raw material purchases for the manufacturing businesses; income tax payments; interest payments; insurance premiums and payments of self-insured casualty losses; and machinery, equipment, automobile and facility rental payments. Other primary uses of cash include capital investments, principally in the industrial services businesses; debt payments; and dividend payments. Cash will also be used for acquisitions as the appropriate opportunities arise.

      RESOURCES AVAILABLE FOR CASH REQUIREMENTS - The Company has various credit facilities and commercial paper programs available for use throughout the world. The following chart illustrates the amounts outstanding under credit facilities and commercial paper programs and available credit as of December 31, 2004.

     SUMMARY OF CREDIT FACILITIES AND
     COMMERCIAL PAPER PROGRAMS             AS OF DECEMBER 31, 2004
     --------------------------------------------------------------------
                                       FACILITY   OUTSTANDING   AVAILABLE
     (IN MILLIONS)                      LIMIT       BALANCE       CREDIT
     --------------------------------------------------------------------

     U.S. commercial paper program     $  350.0     $   26.9     $  323.1

     Euro commercial paper program        135.7          6.8        128.9

     Revolving credit facility (a)        350.0           --        350.0

     Bilateral credit facility (b)         25.0           --         25.0
     --------------------------------------------------------------------

     TOTALS AT DECEMBER 31, 2004       $  860.7     $   33.7     $  827.0(c)
     ====================================================================

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

      CREDIT RATINGS AND OUTLOOK - The following table summarizes the Company's debt ratings as of December 31, 2004:
                                          LONG-TERM     U.S.-BASED
                                            NOTES    COMMERCIAL PAPER    OUTLOOK
     ---------------------------------------------------------------------------

     Standard & Poor's (S&P)                  A-            A-2           Stable
     Moody's                                  A3            P-2           Stable
     Fitch (a)                                A-            F-2           Stable
     ---------------------------------------------------------------------------

      (a) The Company's (pound)200 million notes are not rated by Fitch.

The euro commercial paper market does not require commercial paper to be rated. Accordingly, the Company's euro-based commercial paper program has not been rated. In February 2005, Fitch reaffirmed its A- and F-2 ratings for the Company's long-term notes and U.S. commercial paper, respectively, and its stable outlook. S&P and Moody's reaffirmed their stable outlooks for the Company in September 2004. A downgrade to the Company's credit rating would probably increase the costs to the Company to borrow funds. An improvement in the Company's credit rating would probably decrease the costs to the Company to borrow funds.

      WORKING CAPITAL POSITION - Changes in the Company's working capital are reflected in the following table:

                                           DECEMBER 31  DECEMBER 31    INCREASE
     (DOLLARS ARE IN MILLIONS)                 2004         2003      (DECREASE)
     --------------------------------------------------------------------------
     CURRENT ASSETS
        Cash and cash equivalents            $   94.1     $   80.2     $   13.9
        Accounts receivable, net                555.2        446.9        108.3
        Inventories                             217.0        190.2         26.8
        Other current assets                     58.6         47.1         11.5
     --------------------------------------------------------------------------
              Total current assets              924.9        764.4        160.5
     --------------------------------------------------------------------------

     CURRENT LIABILITIES
        Notes payable and current maturities     31.1         29.1          2.0
        Accounts payable                        220.3        188.4         31.9
        Accrued compensation                     63.8         46.1         17.7
        Income taxes                             40.2         45.1         (4.9)
        Other current liabilities               223.0        186.4         36.6
     --------------------------------------------------------------------------
              Total current liabilities         578.4        495.1         83.3
     --------------------------------------------------------------------------

     WORKING CAPITAL                         $  346.5     $  269.3     $   77.2
     --------------------------------------------------------------------------

     CURRENT RATIO                              1.6:1        1.5:1
     ==========================================================================

Working capital increased 29% in 2004 due principally to the effect of increased sales activity and, to a lesser extent, the effect of foreign currency translation. Foreign currency translation changes were due principally to the weakening of the U.S. dollar in relation to the British pound sterling and the euro. Changes to specific working capital components in 2004 were due to the following factors:

o Cash increased by $13.9 million as of December 31, 2004 compared with December 31, 2003 due principally to receipts from the previously mentioned FET settlement and customer payments received too late in the year to apply towards the Company's debt.

o Net receivables increased by $108.3 million as of December 31, 2004 compared with December 31, 2003. The largest increase occurred in the railway track maintenance services and equipment business followed by significant increases in the Access Services and Mill Services Segments. Increases were due principally to increased sales and, to a lesser extent, foreign exchange rate changes and the timing of collections. Fourth quarter 2004 revenues increased in all of the Company's operating units compared with the same period in 2003. The euro and British pound sterling strengthened in relation to the U.S. dollar resulting in increased receivables in the Mill Services and Access Services Segments of approximately $20 million.

o Inventories increased by $26.8 million as of December 31, 2004 compared with December 31, 2003. Increases occurred principally in the Gas Technologies Segment, the industrial grating business and the railway track maintenance services and equipment businesses. Inventories increased in the Gas Technologies Segment due to increased production requirements to meet increased demand and higher steel and brass costs. Inventory increases at the Company's industrial grating products business were due to increased sales activity, increased steel costs and accelerated raw material purchases to secure lower cost steel. Increases at the Company's railway track maintenance services and equipment business were due principally to long-lead-time orders scheduled for shipment in 2005.

o Other current liabilities increased by $36.6 million as of December 31, 2004 compared with December 31, 2003 due to the following factors:

   o The current portion of the Company's retirement plan liability increased by $16.5 million due largely to planned cash contributions to the Company's defined benefit pension plans in 2005, particularly the U.K. plan.

   o Contract advances increased $6.4 million due to customer advances for long-lead-time orders in the railway track maintenance services and equipment business.

   o Accrued value-added taxes (VAT) increased in the international mill services and access services businesses due to increased sales-related activity.

   o Accrued sales commissions increased principally in the railway track maintenance services and equipment business due to increased sales in the fourth quarter of 2004, compared with the same period in 2003.

o Accounts payable increased by $31.9 million as of December 31, 2004 compared with December 31, 2003 due to increased sales-related activity in the Mill Services and Access Services Segments as well as increased inventory levels in the railway track maintenance services and equipment business.

      CERTAINTY OF CASH FLOWS - The certainty of the Company's future cash flows is strengthened by the long-term nature of the Company's mill services contracts. At December 31, 2004, the Company's mill services contracts had estimated future revenues of $3.7 billion. Of that amount, approximately $900 million is projected for 2005 and approximately 59% is expected to be recognized by December 31, 2007. In addition, as of December 31, 2004, the Company had an order backlog of $243.0 million for its manufacturing businesses (excluding the roofing granules and slag abrasives business) and railway track maintenance services.

The types of products and services that the Company provides are not subject to rapid technological change, which increases the stability of related cash flows. Additionally, each of the Company's businesses is among the top three companies (relative to sales) in the industries the Company serves. Due to these factors, the Company is confident in its future ability to generate positive cash flows from operations.

CASH FLOW SUMMARY
The Company's cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

     SUMMARIZED CASH FLOW INFORMATION
     (IN MILLIONS)                                    2004          2003          2002
     -----------------------------------------------------------------------------------
     Cash provided by (used in):
        Operating activities                        $  270.5      $  262.8      $  253.7
        Investing activities                          (209.6)       (144.8)        (53.9)
        Financing activities                           (56.5)       (125.5)       (205.5)
        Effect of exchange rate changes on cash          9.5          17.6           8.4
     -----------------------------------------------------------------------------------
        Net change in cash and cash equivalents     $   13.9      $   10.1      $    2.7
     ===================================================================================

      CASH FROM OPERATING ACTIVITIES - Net cash provided by operating activities in 2004 was a record $270.5 million, an increase of $7.7 million from 2003. The increased cash from operations in 2004 resulted from the following factors:

   o Increased net income in 2004 compared with 2003 that included the recognition and receipt of $12.5 million pre-tax related to the FET litigation settlement.

   o The timing of accounts payable disbursements in the railway track maintenance services and equipment business, the Mill Services Segment and the international access services business.

   o The timing of payments of other liabilities including income tax liabilities, advances from the Company's customers and commissions earned by the Company's sales force.

These increases were partially offset by the following factors:

   o Recorded sales (accounts receivable) for which cash will not be received until 2005. As an example, the railway track maintenance services and equipment business recorded an increase in sales during the fourth quarter of 2004 compared with the same period in 2003. A significant portion of those sales will be collected in early 2005.

   o Changes in inventory due principally to increased purchases in the Gas Technologies Segment to meet greater demand.

   o Discretionary cash contributions of $10.6 million were made to the defined benefit pension plans, principally in the U.K.

      CASH USED IN INVESTING ACTIVITIES - Capital investments in 2004 were $204.2 million, an increase of $60.4 million from 2003. Investments were made predominantly for the industrial services businesses with 59% in the Mill Services Segment. The Company also invested $12.3 million for two access services acquisitions. These acquisitions included the buy-out of a minority shareholder in a joint venture and the acquisition of a business in Australia. In 2003, the Company invested $23.5 million for two industrial service acquisitions that included the domestic mill services unit of C.J. Langenfelder & Son, Inc. and a small product line for the international access services business. In 2005, the Company plans to continue to invest in high-return projects and bolt-on acquisitions, principally in the industrial services businesses.

      CASH USED IN FINANCING ACTIVITIES - The following table summarizes the Company's debt and capital positions as of December 31, 2004.

     (DOLLARS ARE IN MILLIONS)                         DECEMBER 31   DECEMBER 31
                                                           2004          2003
     --------------------------------------------------------------------------
     Notes Payable and Current Maturities                $   31.1      $   29.1
     Long-term Debt                                         594.7         584.4
     --------------------------------------------------------------------------
     Total Debt                                             625.8         613.5
     Total Equity                                           914.2         777.0
     --------------------------------------------------------------------------
     Total Capital                                       $1,540.0      $1,390.5

     Total Debt to Total Capital                             40.6%         44.1%
     ==========================================================================

The Company's debt as a percent of total capital decreased in 2004 despite increased debt. The favorable decrease in the ratio is due to increased net income and foreign currency translation adjustments positively affecting total equity. Due to the Company's significant net investments in Continental Europe and the United Kingdom, the weakening of the U.S. dollar in relation to the euro and the British pound sterling had a positive effect on total equity.

DEBT COVENANTS
The Company's credit facilities and certain notes payable agreements contain covenants requiring a minimum net worth of $475 million and a maximum debt to capital ratio of 60%. Based on balances at December 31, 2004, the Company could increase borrowings by approximately $745.5 million and still be within its debt covenants. Alternatively, keeping all other factors constant, the Company's equity could decrease by approximately $439.2 million and the Company would still be within its covenants. The Company expects to be compliant with these debt covenants one year from now.

CASH AND VALUE-BASED MANAGEMENT
The Company plans to continue with its strategy of selective investing for strategic purposes for the foreseeable future. The goal of this strategy is to improve the Company's Economic Value Added (EVA(R)) under the program that commenced January 1, 2002. Under this program the Company evaluates strategic investments based upon the investment's economic profit. EVA equals after-tax operating profits less a charge for the use of the capital employed to create those profits (only the service cost portion of pension expense is included for EVA purposes). Therefore, value is created when a project or initiative produces a return above the cost of capital. In 2004, six of the Company's nine divisions improved their EVA from 2003.

Through the use of EVA, the Company targets its capital investments to those that management expects will create the greatest value. In 2004, the Company made approximately 59% and 25% of its capital investments in the Mill Services and Access Services Segments, respectively. The investments in these Segments continued to show positive results as the Mill Services and Access Services Segments generated approximately 61% and 26% of the Company's 2004 net cash from operating activities, respectively. The Company continues to target the industrial services businesses for the majority of its capital investments.

The Company is committed to continue paying dividends to stockholders. The Company has increased the dividend rate for eleven consecutive years, and in February 2005, the Company paid its 219th consecutive quarterly cash dividend. The Company also plans to continue paying down debt to the extent possible. Additionally, the Company has authorization to repurchase up to 1,000,000 of its shares through January 31, 2006.

The Company's financial position and debt capacity should enable it to meet current and future requirements. As additional resources are needed, the Company should be able to obtain funds readily and at competitive costs. The Company is well-positioned and intends to continue investing strategically in high-return projects and acquisitions, reducing debt and paying cash dividends as a means to enhance stockholder value.

APPLICATION OF CRITICAL ACCOUNTING POLICIES
The Company's discussion and analysis of its financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. On an on-going basis the Company evaluates its estimates, including those related to pensions and other postretirement benefits, bad debts, goodwill valuation, long-lived asset valuations, inventory valuations, insurance accruals, contingencies and income taxes. The impact of changes in these estimates, as necessary, is reflected in the respective segment's operating income. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

PENSION BENEFITS
The Company has defined benefit pension plans in several countries. The largest of these plans are in the United Kingdom and the United States. The Company's funding policy for these plans is to contribute amounts sufficient to meet the minimum funding pursuant to U.K. and U.S. statutory requirements, plus any additional amounts that the Company may determine to be appropriate. The Company made cash contributions to its defined benefit pension plans of $37.8 million (including a $10.6 million discretionary payment) and $23.6 million during 2004 and 2003, respectively. Additionally, the Company expects to make $31.1 million in cash contributions to its defined benefit pension plans during 2005, including a $9.4 million discretionary payment. The Company accounts for its defined benefit pension plans in accordance with SFAS No. 87, "Employer's Accounting for Pensions" (SFAS 87), which requires that amounts recognized in financial statements be determined on an actuarial basis. A minimum liability is required to be established on the Consolidated Balance Sheet representing the amount of unfunded accumulated benefit obligation. The unfunded accumulated benefit obligation is the difference between the accumulated benefit obligation and the fair value of the plan assets at the measurement date. When it is necessary to establish an additional minimum pension liability, an equal amount is recorded as an intangible pension asset limited to unrecognized prior service cost. Any excess amount is recorded as a reduction to Stockholders' Equity in Accumulated other comprehensive expense, net of deferred income taxes, in the Consolidated Balance Sheet. At December 31, 2004 and 2003, the Company has a gross minimum pension liability of $239.3 million and $233.9 million, respectively. These adjustments impacted Accumulated other comprehensive expense in the Stockholders' Equity section of the Consolidated Balance Sheet by $4.5 million of comprehensive expense, net of deferred income taxes, and $1.5 million of comprehensive income, net of deferred income taxes, at December 31, 2004 and 2003, respectively. When and if the fair market value of the pension plans' assets exceed the accumulated benefit obligation, the reduction to Stockholders' Equity would be fully restored to the Consolidated Balance Sheet.

Management has implemented a three-part strategy to deal with the adverse market forces that have increased the unfunded benefit obligations over the last several years. These strategies included pension plan design changes, a review of funding policy alternatives and a review of the asset allocation policy and investment manager structure. With regards to plan design, the Company amended a majority of the U.S. defined benefit pension plans and certain international defined benefit pension plans so that accrued service is no longer granted for periods after December 31, 2003, although compensation increases will continue to be recognized on actual service to-date (for the U.S. plans this is limited to 10 years - through December 2013). In place of these plans, the Company established, effective January 1, 2004, defined contribution pension plans providing for the Company to contribute a specified matching amount for participating employees' contributions to the plan. Domestically, this match is made on employee contributions up to four percent of their eligible compensation. Additionally, the Company may provide a discretionary contribution of up to two percent of compensation for eligible employees. Internationally, this match is up to six percent of eligible compensation with an additional two percent going towards insurance and administrative costs. The Company believes these new retirement benefit plans will provide a more predictable and less volatile pension expense than existed under the defined benefit plans.

      CRITICAL ESTIMATE - PENSION BENEFITS

Accounting for defined benefit pensions and other postretirement benefits requires the use of actuarial assumptions. The principal assumptions used include the discount rate and the expected long-term rate of return on plan assets. Each assumption is reviewed annually and represents management's best estimate at that time. The assumptions are selected to represent the average expected experience over time and may differ in any one year from actual experience due to changes in capital markets and the overall economy. These differences will impact the amount of unfunded benefit obligation and the expense recognized.

The discount rates as of the September 30, 2004 measurement date for the U.K. defined benefit pension plan and the October 31, 2004 measurement date for the U.S. defined benefit pension plans were 5.75% for both countries. These rates were used in calculating the Company's projected benefit obligations as of December 31, 2004. The discount rates selected represent the average yield on high-quality corporate bonds as of the measurement dates. The weighted average of these assumed discount rates for the year ending December 31, 2004 was 5.7%. The weighted average assumed discount rate at year-end 2004 compares with the weighted average assumed discount rates of 5.9% and 6.0% for the years ending December 31, 2003 and 2002, respectively. Annual pension expense is determined using the discount rate as of the beginning of the year, which for 2005 is the 5.7% assumed weighted average discount rate. Pension expense and the projected benefit obligation generally increase as the discount rate selected decreases.

The expected long-term rate of return on plan assets is determined by evaluating the portfolios' asset class return expectations with the Company's advisors as well as actual, long-term, historical results of asset returns for the pension plans. The pension expense increases as the expected long-term rate of return on assets decreases. For 2004, the weighted average expected long-term rate of return on asset assumption was 7.9%. For 2005, the expected long-term rate of return on assets will remain at 7.9%. This rate was determined based on a model of expected asset returns for an actively managed portfolio.

Based on the updated actuarial assumptions and the structural changes in the pension plans mentioned previously, the Company's 2005 pension expense is expected to stabilize. Total pension expense increased from 2003 to 2004 by $6.4 million due to lower interest rates, the effect of foreign currency translation, increased expenses for multi-employer pension plans due to the change in the Company's revenue mix and higher defined contribution pension expense. These increases were partially offset by a decrease of approximately $5.6 million in defined benefit pension expense due to design changes made to those plans. A $19.2 million increase in pension expense from 2002 to 2003 resulted from lower interest rates and unfavorable investment performance during 2000, 2001, and 2002. Changes in the related pension benefit costs may occur in the future due to changes in the assumptions and due to changes in returns on plan assets resulting from financial market conditions. Holding all other assumptions constant, a one-half percent increase or decrease in the discount rate and the expected long-term rate of return on plan assets would increase or decrease annual 2005 pre-tax defined benefit pension expense as follows:

                                                           APPROXIMATE CHANGES IN PRE-TAX DEFINED BENEFIT
                                                           ----------------------------------------------
                                                                          PENSION EXPENSE
                                                                          ---------------
                                                              U.S. PLANS                   U.K. PLAN
                                                              ----------                   ---------
     Discount rate
     -------------
     One-half percent increase                         Decrease of $1.6 million      Decrease of $5.8 million
     One-half percent decrease                         Increase of $1.6 million      Increase of $5.8 million

     Expected long-term rate of return on plan assets
     ------------------------------------------------

     One-half percent increase                         Decrease of $1.1 million      Decrease of $2.8 million
     One-half percent decrease                         Increase of $1.1 million      Increase of $2.8 million

Should circumstances change that affect these estimates, changes (either increases or decreases) to the unfunded obligations may be required and would be recorded in accordance with the provisions of SFAS 87. Additionally, certain events could result in the pension obligation changing at a time other than the annual measurement date. This would occur when the benefit plan is amended or when plan curtailments occur.

See Note 8, Employee Benefit Plans, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional disclosures related to these items.

NOTES AND ACCOUNTS RECEIVABLE
Notes and accounts receivable are stated at their net realizable value through the use of allowances for doubtful accounts. These allowances are maintained for estimated losses resulting from the inability or unwillingness of customers to make required payments. The Company has policies and procedures in place requiring customers to be evaluated for creditworthiness prior to the execution of new service contracts or shipments of products. These reviews are structured to minimize the Company's risk related to realizability of its receivables. Despite these policies and procedures, the Company may still experience collection problems and potential bad debts due to economic conditions within certain industries (e.g., construction and steel industries) and countries and regions (e.g., U.S., U.K., Middle East, etc.) in which the Company operates. As of December 31, 2004 and 2003, receivables of $555.2 million and $446.9 million, respectively, were net of reserves of $19.1 million and $24.6 million, respectively. The decrease in reserves from December 31, 2003 relates to the write-off of previously reserved accounts receivable.

      CRITICAL ESTIMATE - NOTES AND ACCOUNTS RECEIVABLE

A considerable amount of judgment is required to assess the realizability of receivables, including the current creditworthiness of each customer, related aging of the past due balances and the facts and circumstances surrounding any non-payment. The Company's provisions for bad debts during 2004, 2003 and 2002 were $5.0 million, $3.4 million and $6.9 million, respectively. Included in these provisions for bad debts were net provisions and (reversals) for steel mill customers of $0.5 million, $(1.5) million and $1.9 million in 2004, 2003 and 2002, respectively. The 2003 amount includes approximately $1.9 million in net reserve reductions related to changes in estimates during the year due principally to the recovery of receivables related to a customer that had previously filed for bankruptcy protection.

In the three years prior to 2004, approximately 40 U.S. steelmakers and several international steel producers filed for bankruptcy-court protection, some of which were the Company's customers. The Company evaluates its reserve requirements for bankrupt customers based upon contractual rights and obligations, the rights and obligations under the respective country's bankruptcy laws, details of the proposed reorganization plan, and the history in collecting pre-petition receivable amounts from bankrupt customers. The Company has been successful in collecting substantially all of the pre-petition receivable amounts in several cases where the customer has filed for bankruptcy-court protection.

On a monthly basis, customer accounts are analyzed for collectibility. Reserves are established based upon a specific-identification method as well as historical collection experience, as appropriate. The Company also evaluates specific accounts when it becomes aware of a situation in which a customer may not be able to meet its financial obligations due to a deterioration in its financial condition, credit ratings or bankruptcy. The reserve requirements are based on the facts available to the Company and are re-evaluated and adjusted as additional information is received. Reserves are also determined by using percentages (based upon experience) applied to certain aged receivable categories. Specific issues are discussed with Corporate Management and any significant changes in reserve amounts or the write-off of balances must be approved by a specifically designated Corporate Officer. All approved items are monitored to ensure they are recorded in the proper period. Additionally, any significant changes in reserve balances are reviewed to ensure the proper Corporate approval has occurred.

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

See Note 3, Accounts Receivable and Inventories, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data" for additional disclosures related to these items.

GOODWILL
The Company's net goodwill balances were $433.1 million and $407.8 million, as of December 31, 2004 and 2003, respectively. Goodwill is not amortized but tested for impairment at the reporting unit level on an annual basis, and between annual tests whenever events or circumstances indicate that the carrying value of a reporting unit's goodwill may exceed its fair value.

      CRITICAL ESTIMATE - GOODWILL

A discounted cash flow model is used to estimate the fair value of a reporting unit. This model requires the use of long-term planning estimates and assumptions regarding industry-specific economic conditions that are outside the control of the Company. The annual test for impairment includes the selection of an appropriate discount rate to value cash flow information. The basis of this discount rate calculation is derived from several internal and external factors. These factors include, but are not limited to, the average market price of the Company's stock, the number of shares of stock outstanding, the book value of the Company's debt, a long-term risk free interest rate, and both market and size specific risk premiums. The Company's annual goodwill impairment testing, performed as of October 1, 2004 and 2003, indicated that the fair value of all reporting units tested exceeded their respective book values and therefore no additional goodwill impairment testing was required. Due to uncertain market conditions, it is possible that estimates used for goodwill impairment testing may change in the future. Therefore, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

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

ASSET IMPAIRMENT
Long-lived assets are reviewed for impairment when events and circumstances indicate that the book value of an asset may be impaired. At both December 31, 2004 and 2003, the cumulative long-lived asset impairment valuation reserve was $4.3 million.

      CRITICAL ESTIMATE - ASSET IMPAIRMENT

The determination of a long-lived asset impairment loss involves significant judgments based upon short and long-term projections of future asset performance. Impairment loss estimates are based upon the difference between the book value and the fair value of the asset. The fair value is generally based upon the Company's estimate of the amount that the assets could be bought or sold for in a current transaction between willing parties. If quoted market prices for the asset or similar assets are unavailable, the fair value estimate is generally calculated using a discounted cash flow model. Should circumstances change that affect these estimates, additional impairment charges may be required and would be recorded through income in the period the change was determined.

The Company has not materially changed its methodology for calculating asset impairments for the years presented. There are currently no known trends, demands, commitments, events or uncertainties that are reasonably likely to occur that would materially affect the methodology or assumptions described above.

INVENTORIES
Inventories are stated at the lower of cost or market. Inventory balances are adjusted for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and its estimated market value. At December 31, 2004 and 2003, inventories of $217.0 million and $190.2 million, respectively, are net of lower of cost or market reserves of $0.9 million and $2.9 million, respectively.

      CRITICAL ESTIMATE - INVENTORIES

In assessing the ultimate realization of inventory balance amounts, the Company is required to make judgments as to future demand requirements and compare these with the current or committed inventory levels. If actual market conditions are determined to be less favorable than those projected by management, additional inventory write-downs may be required and would be recorded through income in the period the determination is made. Additionally, the Company records reserves to adjust a substantial portion of its U.S. inventory balances to the last-in, first-out (LIFO) method of inventory valuation. In adjusting these reserves throughout the year, the Company estimates its year-end inventory costs and quantities. At December 31 of each year, the reserves are adjusted to reflect actual year-end inventory costs and quantities. During periods of inflation, the LIFO expense usually increases and during periods of deflation it decreases. These adjustments resulted in pre-tax income/(expense) of $(4.3) million, $1.5 million and $1.4 million in 2004, 2003 and 2002, respectively.

The Company has not materially changed its methodology for calculating inventory reserves for the years presented. There are currently no known trends, demands, commitments, events or uncertainties that are reasonably likely to occur that would materially affect the methodology or assumptions described above.

See Note 3, Accounts Receivable and Inventories, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data" for additional disclosures related to these items.

INSURANCE RESERVES
The Company retains a significant portion of the risk for property, workers' compensation, automobile, general and product liability losses. At December 31, 2004 and 2003 the Company has recorded liabilities of $77.4 million and $69.3 million, respectively, related to both asserted as well as unasserted insurance claims.

      CRITICAL ESTIMATE - INSURANCE RESERVES

Reserves have been recorded based upon actuarial calculations which reflect the undiscounted estimated liabilities for ultimate losses including claims incurred but not reported. Inherent in these estimates are assumptions which are based on the Company's history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends. If actual claims differ from those projected by management, changes (either increases or decreases) to insurance reserves may be required and would be recorded through income in the period the change was determined. During 2004, 2003 and 2002, the Company recorded retrospective insurance reserve adjustments that decreased pre-tax insurance expense for self-insured programs by $2.7 million, $5.7 million and $5.9 million, respectively. The adjustments resulted from improved claims experience, aggressive claim and insured litigation management programs and an improved focus on workplace safety.

The Company has not materially changed its methodology for calculating insurance reserves for the years presented. There are currently no known trends, demands, commitments, events or uncertainties that are reasonably likely to occur that would materially affect the methodology or assumptions described above.

LEGAL AND OTHER CONTINGENCIES
Reserves for contingent liabilities are recorded when it is probable that an asset has been impaired or a liability has been incurred and the loss can be reasonably estimated. Adjustments to estimated amounts are recorded as necessary based on new information or the occurrence of new events or the resolution of an uncertainty. Such adjustments are recorded in the period that the required change is identified.

      CRITICAL ESTIMATE - LEGAL AND OTHER CONTINGENCIES

On a quarterly basis, recorded contingent liabilities are analyzed to determine if any adjustments are required. Additionally, functional department heads within each business unit are consulted monthly to ensure all issues with a potential financial accounting impact, including possible reserves for contingent liabilities have been properly identified, addressed or disposed of. Specific issues are discussed with Corporate Management and any significant changes in reserve amounts or the adjustment or write-off of previously recorded balances must be approved by a specifically designated Corporate Officer. If necessary, outside legal counsel, other third parties or internal experts are consulted to assess the likelihood and range of outcomes for a particular issue. All approved items are monitored to ensure they are recorded in the proper period. Additionally, any significant changes in reported business unit reserve balances are reviewed to ensure the proper Corporate approval has occurred. On a quarterly basis, the Company's business units submit a reserve listing to the Corporate headquarters which is reviewed in detail. All significant reserve balances are discussed with a designated Corporate Officer to assess their validity, accuracy and completeness. Anticipated changes in reserves are identified for follow-up prior to the end of a reporting period. Any new issues that may require a reserve are also identified and discussed to ensure proper disposition. Additionally, on a quarterly basis, all significant environmental reserve balances or issues are evaluated to assess their validity, accuracy and completeness.

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

INCOME TAXES
The Company is subject to various federal, state and local income taxes in the taxing jurisdictions where the Company operates. At the end of each quarterly period, the Company makes its best estimate of the annual effective income tax rate and applies that rate to year-to-date pretax income to arrive at the year-to-date income tax provision. Income tax loss contingencies are recorded in the period when it is determined that it is probable that a liability has been incurred and the loss can be reasonably estimated. Adjustments to estimated amounts are recorded as necessary based upon new information, the occurrence of new events or the resolution of an uncertainty. As of December 31, 2004, 2003 and 2002, the Company's net effective income tax rate was 29.1%, 31.0% and 31.0%, respectively.

A valuation allowance to reduce deferred tax assets is evaluated on a quarterly basis. The valuation allowance is principally for tax loss carryforwards which are uncertain as to realizability. The valuation allowance was $17.5 million and $13.1 million as of December 31, 2004 and 2003, respectively.

      CRITICAL ESTIMATE - INCOME TAXES

The annual effective income tax rates are developed giving recognition to tax rates, tax holidays, tax credits and capital losses, as well as certain exempt income and non-deductible expenses in all of the jurisdictions where the Company does business. The Company has various tax holidays in Europe, the Middle East and Asia that expire between 2004 and 2010. These tax holidays resulted in approximately $4.2 million in reduced income tax expense in 2004. The income tax provision for the quarterly period is the change in the year-to-date provision from the previous quarterly period.

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

NEW FINANCIAL ACCOUNTING STANDARDS ISSUED
See Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for disclosures on new financial accounting standards issued and their effect on the Company.

RESEARCH AND DEVELOPMENT
The Company invested $2.6 million, $3.3 million and $2.8 million in internal research and development programs in 2004, 2003 and 2002, respectively. Internal funding for research and development was as follows:

                                                                   RESEARCH AND DEVELOPMENT EXPENSE
     -----------------------------------------------------------------------------------------------
     (IN MILLIONS)                                                  2004         2003         2002
     -----------------------------------------------------------------------------------------------
     Mill Services Segment                                        $    1.3     $    1.3     $    1.2
     Access Services Segment                                           0.4          0.5          0.4
     Gas Technologies Segment                                          0.3          0.6          0.2
     -----------------------------------------------------------------------------------------------
        Segment Totals                                                 2.0          2.4          1.8
     Engineered Products and Services ("all other") Category           0.6          0.9          1.0
     -----------------------------------------------------------------------------------------------
        Consolidated Totals                                       $    2.6     $    3.3     $    2.8
     ===============================================================================================

BACKLOG
As of December 31, 2004, the Company's order backlog, exclusive of long-term mill services contracts, access services and roofing granules and slag abrasives, was $243.0 million compared with $186.2 million as of December 31, 2003, a 30% increase.

                                                                        ORDER BACKLOG
     ------------------------------------------------------------------------------------
     (IN MILLIONS)                                                    2004        2003(a)
     ------------------------------------------------------------------------------------
     Gas Technologies Segment                                       $   48.7     $   29.3
     Engineered Products and Services ("all other") Category           194.3        156.9
     ------------------------------------------------------------------------------------
           Consolidated Backlog                                     $  243.0     $  186.2
     ====================================================================================

      (a) Segment information for prior periods has been reclassified to conform with the current presentation. Due to management changes, effective January 1, 2004, the air-cooled heat exchangers business, which was previously classified in the Gas Technologies Segment, is classified in the Engineered Products and Services ("all other") Category.

The Gas Technologies Segment order backlog at December 31, 2004 was 66% above the December 31, 2003 order backlog. The change reflects increased order backlog for all Segment business units, particularly for high-pressure gas cylinders and cryogenics equipment.

Order backlog for the Engineered Products and Services ("all other") Category at December 31, 2004 was 24% above the December 31, 2003 order backlog. The change is principally due to increased order backlog of railway track maintenance equipment, partially offset by decreased order backlog of railway track maintenance services. Order backlog for roofing granules and slag abrasives is excluded from the above amounts. Order backlog amounts for that product group are generally not quantifiable due to the nature and timing of the products provided.

Mill services contracts have an estimated future value of $3.7 billion at December 31, 2004 compared with $3.4 billion at December 31, 2003. Approximately 59% of these revenues are expected to be recognized by December 31, 2007. The remaining revenues are expected to be recognized principally between January 1, 2008 and December 31, 2013.

Order backlog for scaffolding, shoring and forming services of the Access Services Segment is excluded from the above amounts. These amounts are generally not quantifiable due to the nature and timing of the products and services provided.

DIVIDEND ACTION
The Company paid four quarterly cash dividends of $0.275 per share in 2004, for an annual rate of $1.10. This is an increase of 4.8% from 2003. At the November 2004 meeting, the Board of Directors increased the dividend by 9.1% to an annual rate of $1.20 per share. The Board normally reviews the dividend rate periodically during the year and annually at its November meeting. There are no material restrictions on the payment of dividends.

The February 2005 payment marked the 219th consecutive quarterly dividend paid at the same or at an increased rate. In 2004, 37% of net earnings were paid out in dividends. The Company is philosophically committed to maintaining or increasing the dividend at a sustainable level. The Company has paid dividends each year since 1939.


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

      THE COMPANY'S DEFINED BENEFIT PENSION EXPENSE IS DIRECTLY AFFECTED BY THE EQUITY AND BOND MARKETS AND A DOWNWARD TREND IN THOSE MARKETS COULD ADVERSELY AFFECT THE COMPANY'S FUTURE EARNINGS. AN UPWARD TREND BY THE EQUITY AND BOND MARKETS COULD POSITIVELY AFFECT THE COMPANY'S FUTURE EARNINGS.

In addition to the economic issues that directly affect the Company's businesses, changes in the performance of equity and bond markets, particularly in the United Kingdom and the United States, impact actuarial assumptions used in determining annual pension expense, pension liabilities and the valuation of the assets in the Company's defined benefit pension plans. The downturn in financial markets during 2000, 2001 and 2002 negatively impacted the Company's pension expense and the accounting for pension assets and liabilities. This resulted in an increase in pre-tax defined benefit pension expense from continuing operations of approximately $20.8 million for calendar year 2002 compared with 2001 and $17.7 million for calendar year 2003 compared with 2002. The upturn in certain financial markets during 2003 and certain plan design changes (discussed below) contributed to a decrease in pre-tax defined benefit pension expense from continuing operations of approximately $5.4 million for 2004 compared with 2003. An upward trend in capital markets would likely result in a decrease in future unfunded obligations and pension expense. This could also result in an increase to Stockholders' Equity and a decrease in the Company's statutory funding requirements. If the financial markets deteriorate, it would most likely have a negative impact on the Company's pension expense and the accounting for pension assets and liabilities. This could result in a decrease to Stockholders' Equity and an increase in the Company's statutory funding requirements.

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

      THE COMPANY'S GLOBAL PRESENCE SUBJECTS IT TO A VARIETY OF RISKS ARISING FROM DOING BUSINESS INTERNATIONALLY.

The Company operates in over 40 countries, including the United States. The Company's global footprint exposes it to a variety of risks that may adversely affect results of operations, cash flows or financial position. These include the following:

   o periodic economic downturns in the countries in which the Company does business;

   o  fluctuations in currency exchange rates;

   o  customs matters and changes in trade policy or tariff regulations;

   o imposition of or increases in currency exchange controls and hard currency shortages;

   o changes in regulatory requirements in the countries in which the Company does business;

   o higher tax rates and potentially adverse tax consequences including restrictions on repatriating earnings, adverse tax withholding requirements and "double taxation";

   o  longer payment cycles and difficulty in collecting accounts receivable;

   o complications in complying with a variety of international laws and regulations;

   o political, economic and social instability, civil unrest and armed hostilities in the countries in which the Company does business;

   o  inflation rates in the countries in which the Company does business;

   o laws in various international jurisdictions that limit the right and ability of subsidiaries to pay dividends and remit earnings to affiliated companies unless specified conditions are met; and,

   o uncertainties arising from local business practices, cultural considerations and international political and trade tensions.

If the Company is unable to successfully manage the risks associated with its global business, the Company's financial condition, cash flows and results of operations may suffer.

The Company has operations in several countries in the Middle East, including Bahrain, Egypt, Saudi Arabia, United Arab Emirates and Qatar, which are geographically close to Iraq and other countries with a continued high risk of armed hostilities. During 2004, 2003 and 2002, these countries contributed approximately $25.5 million, $16.4 million and $14.6 million, respectively, to the Company's operating income. Additionally, the Company has operations in and sales to countries that have encountered outbreaks of communicable diseases (e.g., Acquired Immune Deficiency Syndrome (AIDS)). Should these outbreaks worsen or spread to other countries, the Company may be negatively impacted through reduced sales to and within these countries and other countries affected by such diseases.

      EXCHANGE RATE FLUCTUATIONS MAY ADVERSELY AFFECT THE COMPANY'S BUSINESS.

Fluctuations in foreign exchange rates between the U.S. dollar and the approximately 35 other currencies in which the Company conducts business may adversely affect the Company's operating income and income from continuing operations in any given fiscal period. Approximately 58% and 57% of the Company's sales and approximately 69% and 63% of the Company's operating income from continuing operations for the years ended December 31, 2004 and 2003, respectively, were derived from operations outside the United States. More specifically, during both 2004 and 2003, approximately 21% of the Company's revenues were derived from operations in the U.K. Additionally, approximately 17% and 18% of the Company's revenues were derived from operations with the euro as their functional currency during 2004 and 2003, respectively. Given the structure of the Company's revenues and expenses, an increase in the value of the U.S. dollar relative to the foreign currencies in which the Company earns its revenues generally has a negative impact on operating income, whereas a decrease in the value of the U.S. dollar tends to have the opposite effect. The Company's principal foreign currency exposures are to the British pound sterling and the euro.

Compared with the corresponding period in 2003, the average values of major currencies changed as follows in relation to the U.S. dollar during 2004, impacting the Company's sales and income:

      o  British pound sterling     Strengthened by 10%
      o  Euro                       Strengthened by 8%
      o  South African rand         Strengthened by 14%
      o  Brazilian real             Strengthened by 5%
      o  Australian dollar          Strengthened by 11%

The Company's foreign currency exposures increase the risk of income statement, balance sheet and cash flow volatility. If the above currencies change materially in relation to the U.S. dollar, the Company's financial position, results of operations, or cash flows may be materially affected.

To illustrate the effect of foreign currency exchange rate changes in certain key markets of the Company, in 2004, revenues would have been approximately 4% or $108.9 million less and income from continuing operations would have been approximately 3% or $3.8 million less if the average exchange rates for 2003 were utilized. A similar comparison for 2003 would have decreased revenues approximately 6% or $126.2 million while income from continuing operations would have been approximately 9% or $8.2 million less if the average exchange rates for 2003 would have remained the same as 2002. If the U.S. dollar weakens in relation to the euro and British pound sterling, the Company would expect to see a positive impact on future sales and income from continuing operations as a result of foreign currency translation.

Currency changes result in assets and liabilities denominated in local currencies being translated into U.S. dollars at different amounts than at the prior period end. These currency changes resulted in increased net assets of $46.4 million and $72.0 million, at December 31, 2004 and 2003, respectively, when compared with December 31, 2003 and 2002, respectively.

The Company seeks to reduce exposures to foreign currency transaction fluctuations through the use of forward exchange contracts. At December 31, 2004, the notional amount of these contracts was $93.7 million, and all will mature within the first four months of 2005. The Company does not hold or issue financial instruments for trading purposes, and it is the Company's policy to prohibit the use of derivatives for speculative purposes.

Although the Company engages in foreign currency forward exchange contracts and other hedging strategies to mitigate foreign exchange risk, hedging strategies may not be successful or may fail to offset the risk.

In addition, competitive conditions in the Company's manufacturing businesses may limit the Company's ability to increase product prices in the face of adverse currency movements. Sales of products manufactured in the United States for the domestic and export markets may be affected by the value of the U.S. dollar relative to other currencies. Any long-term strengthening of the U.S. dollar could depress demand for these products and reduce sales and may cause translation gains or losses due to the revaluation of accounts payable, accounts receivable and other asset and liability accounts. Conversely, any long-term weakening of the U.S. dollar could improve demand for these products and increase sales and may cause translation gains or losses due to the revaluation of accounts payable, accounts receivable and other asset and liability accounts.

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

      A NEGATIVE OUTCOME ON PERSONAL INJURY CLAIMS AGAINST THE COMPANY MAY ADVERSELY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The Company has been named as one of many defendants (approximately 90 or more in most cases) in legal actions alleging personal injury from exposure to airborne asbestos. In their suits, the plaintiffs have named as defendants many manufacturers, distributors and repairers of numerous types of equipment or products that may involve asbestos. Most of these complaints contain a standard claim for damages of $20 million or more against the named defendants. The Company has not paid any amounts in settlement of these cases, with the exception of two settlements totaling less than $10,000 paid by the insurance carrier prior to 1998. However, if the Company was found to be liable in any of these actions and the liability was to exceed the Company's insurance coverage, results of operations, cash flows and financial condition could be adversely affected. For more information concerning this litigation, see Note 10, Commitments and Contingencies, to the Consolidated Financial Statements under
Part II, Item 8, "Financial Statements and Supplementary Data."

      THE COMPANY MAY LOSE CUSTOMERS OR BE REQUIRED TO REDUCE PRICES AS A RESULT OF COMPETITION.

The industries in which the Company operates are highly competitive. The Company's manufacturing businesses compete with companies that manufacture similar products both internationally and domestically. Certain international competitors export their products into the United States and sell them at lower prices due to lower labor costs and government subsidies for exports. Such practices may limit the prices the Company can charge for its products and services. Additionally, unfavorable foreign exchange rates can adversely impact the Company's ability to match the prices charged by international competitors. If the Company is unable to match the prices charged by international competitors, it may lose customers. The Company's strategy to overcome this competition includes Six Sigma continuous process improvement and cost reduction programs, international customer focus and the diversification, streamlining and consolidation of operations.

      INCREASES IN ENERGY PRICES COULD INCREASE THE COMPANY'S OPERATING COSTS AND REDUCE ITS PROFITABILITY.

Worldwide political and economic conditions, among other factors, may result in an increase in the volatility of energy costs, both on a macro basis and for the Company specifically. In 2004 and 2003, energy costs have approximated 3.5% of the Company's revenue. To the extent that such costs cannot be passed to customers in the future, operating income and results of operations may be adversely affected.

      INCREASES OR DECREASES IN PURCHASE PRICES OR AVAILABILITY OF STEEL OR OTHER MATERIALS AND COMMODITIES MAY AFFECT THE COMPANY'S PROFITABILITY.

The profitability of the Company's manufactured products are affected by changing purchase prices of steel and other materials and commodities. In 2004, the price paid for steel and certain other commodities increased significantly compared with prior years. If steel or other material costs associated with the Company's manufactured products continue to increase and the costs cannot be passed on to the Company's customers, then operating income will be adversely affected. Additionally, decreased availability of steel or other materials could affect the Company's ability to produce manufactured products in a timely manner. If the Company encounters difficulty in obtaining the necessary raw materials for its manufactured products, then revenues, operating income and cash flows will be adversely affected.

      THE COMPANY IS SUBJECT TO VARIOUS ENVIRONMENTAL LAWS AND THE SUCCESS OF EXISTING OR FUTURE ENVIRONMENTAL CLAIMS AGAINST IT COULD ADVERSELY AFFECT THE COMPANY'S RESULTS OF OPERATIONS AND CASH FLOWS.

The Company's operations are subject to various federal, state, local and foreign laws, regulations and ordinances relating to the protection of health, safety and the environment, including those governing discharges to air and water, handling and disposal practices for solid and hazardous wastes, the remediation of contaminated sites and the maintenance of a safe work place. These laws impose penalties, fines and other sanctions for non-compliance and liability for response costs, property damages and personal injury resulting from past and current spills, disposals or other releases of, or exposure to, hazardous materials. The Company could incur substantial costs as a result of non-compliance with or liability for remediation or other costs or damages under these laws. The Company may be subject to more stringent environmental laws in the future, and compliance with more stringent environmental requirements may require the Company to make material expenditures or subject it to liabilities that the Company currently does not anticipate.

The Company is currently involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites under the federal "Superfund" law. At several sites, the Company is currently conducting environmental remediation, and it is probable that the Company will agree to make payments toward funding certain other of these remediation activities. It also is possible that some of these matters will be decided unfavorably to the Company and that other sites requiring remediation will be identified. Each of these matters is subject to various uncertainties and financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Company has evaluated its potential liability and the Consolidated Balance Sheet at December 31, 2004 and 2003 includes an accrual of $2.7 million and $3.3 million, respectively, for environmental matters. The amounts charged against pre-tax earnings related to environmental matters totaled $2.1 million, $1.4 million and $1.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. The liability for future remediation costs is evaluated on a quarterly basis. Actual costs to be incurred at identified sites in future periods may be greater than the estimates, given inherent uncertainties in evaluating environmental exposures.

      RESTRICTIONS IMPOSED BY THE COMPANY'S CREDIT FACILITIES AND OUTSTANDING NOTES MAY LIMIT THE COMPANY'S ABILITY TO OBTAIN ADDITIONAL FINANCING OR TO PURSUE BUSINESS OPPORTUNITIES.

The Company's credit facilities and certain notes payable agreements contain a covenant requiring a maximum debt to capital ratio of 60%. In addition, certain notes payable agreements also contain a covenant requiring a minimum net worth of $475 million. These covenants limit the amount of debt the Company may incur, which could limit its ability to obtain additional financing or to pursue business opportunities. In addition, the Company's ability to comply with these ratios may be affected by events beyond its control. A breach of any of these covenants or the inability to comply with the required financial ratios could result in a default under these credit facilities. In the event of any default under these credit facilities, the lenders under those facilities could elect to declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be due and payable, which would cause an event of default under the notes. This could in turn trigger an event of default under the cross-default provisions of the Company's other outstanding indebtedness. At December 31, 2004, the Company was in compliance with these covenants and $386.3 million in indebtedness containing these covenants was outstanding.

      HIGHER THAN EXPECTED CLAIMS UNDER INSURANCE POLICIES, UNDER WHICH THE COMPANY RETAINS A PORTION OF RISK, COULD ADVERSELY AFFECT RESULTS OF OPERATIONS AND CASH FLOWS.

The Company retains a significant portion of the risk for property, workers' compensation, automobile, general and product liability losses. Reserves have been recorded which reflect the undiscounted estimated liabilities for ultimate losses including claims incurred but not reported. Inherent in these estimates are assumptions that are based on the

Company's history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends. At December 31, 2004 and 2003, the Company had recorded liabilities of $77.4 million and $69.3 million, respectively, related to both asserted and unasserted insurance claims. If actual claims are higher than those projected by management, an increase to the Company's insurance reserves may be required and would be recorded as a charge to income in the period the need for the change was determined. Conversely, if actual claims are lower than those projected by management, a decrease to the Company's insurance reserves may be required and would be recorded as a reduction to expense in the period the need for the change was determined.

      THE SEASONALITY OF THE COMPANY'S BUSINESS MAY CAUSE ITS QUARTERLY RESULTS TO FLUCTUATE.

The Company has historically generated the majority of its cash flows in the third and fourth quarters (periods ending September 30 and December 31). This is a direct result of normally higher sales and income during the second and third quarters (periods ending June 30 and September 30) of the year, as the Company's business tends to follow seasonal patterns. Fourth quarter 2004 sales and income were higher than historical amounts. This resulted principally from the timing of certain rail equipment sales and expanded mill services activities. If the Company is unable to successfully manage the cash flow and other effects of seasonality on the business, its results of operations may suffer. The Company's historical revenue patterns and net cash provided by operating activities are included in Part I, Item 1, "Business."


      THE COMPANY'S CASH FLOWS AND EARNINGS ARE SUBJECT TO CHANGES IN INTEREST RATES.

The Company's total debt as of December 31, 2004 was $625.8 million. Of this amount, approximately 12% had variable rates of interest and 88% had fixed rates of interest. The weighted average interest rate of total debt was approximately 6.3%. At current debt levels, a one-percentage increase/decrease in variable interest rates would increase/decrease interest expense by approximately $0.7 million per year.

The future financial impact on the Company associated with the above risks cannot be estimated.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               Index to Consolidated Financial Statements and
               Supplementary Data

                                                                            Page
                                                                            ----
               Consolidated Financial Statements of Harsco Corporation:

                        Management's Report on Internal Control Over
                              Financial Reporting                            43

                        Report of Independent Registered Public
                              Accounting Firm                                43

                        Consolidated Balance Sheets
                              December 31, 2004 and 2003                     45

                        Consolidated Statements of Income
                              for the years 2004, 2003 and 2002              46

                        Consolidated Statements of Cash Flows
                              for the years 2004, 2003 and 2002              47

                        Consolidated Statements of Stockholders' Equity
                              for the years 2004, 2003 and 2002              48

                        Consolidated Statements of Comprehensive Income
                              for the years 2004, 2003 and 2002              49

                        Notes to Consolidated Financial Statements           50

               Supplementary Data (Unaudited):

                        Two-Year Summary of Quarterly Results                84

                        Common Stock Price and Dividend Information          84

                  MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER
                               FINANCIAL REPORTING

Management of Harsco Corporation, together with its consolidated subsidiaries (the Company), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the Company's principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

The Company's internal control over financial reporting includes policies and procedures that:

o Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company;

o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors of the Company; and

o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's financial statements.

Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2004 based on the framework established in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting is effective as of December 31, 2004.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing below, which expresses unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2004.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


PRICEWATERHOUSECOOPERS

To the Stockholders of Harsco Corporation:

We have completed an integrated audit of Harsco Corporation's 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules
-------------------------------------------------------------------

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Harsco Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting
-----------------------------------------

Also, in our opinion, management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 10, 2005

HARSCO CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                              DECEMBER 31       DECEMBER 31
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)                                2004              2003 (A)
============================================================================================================
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                $     94,093      $     80,210
     Accounts receivable, net                                                      555,191           446,875
     Inventories                                                                   217,026           190,221
     Other current assets                                                           58,614            47,045
------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                                      924,924           764,351
------------------------------------------------------------------------------------------------------------
Property, plant and equipment, net                                                 932,298           865,443
Goodwill, net                                                                      433,125           407,846
Other assets                                                                        98,477            97,483
Assets held for sale                                                                   932             2,912
------------------------------------------------------------------------------------------------------------
         TOTAL ASSETS                                                         $  2,389,756      $  2,138,035
============================================================================================================

LIABILITIES
CURRENT LIABILITIES:
     Short-term borrowings                                                    $     16,145      $     14,854
     Current maturities of long-term debt                                           14,917            14,252
     Accounts payable                                                              220,322           188,430
     Accrued compensation                                                           63,776            46,034
     Income taxes                                                                   40,227            45,116
     Dividends payable                                                              12,429            11,238
     Other current liabilities                                                     210,581           175,151
------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                                 578,397           495,075
------------------------------------------------------------------------------------------------------------
Long-term debt                                                                     594,747           584,425
Deferred income taxes                                                               95,702            66,855
Insurance liabilities                                                               53,960            47,897
Retirement plan liabilities                                                         97,586           115,190
Other liabilities                                                                   54,483            50,707
Liabilities associated with assets held for sale                                       691               898
------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                                       1,475,566         1,361,047
------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, Series A junior participating cumulative preferred stock               --                --
Common stock, par value $1.25, issued 67,911,031 and 67,357,447 shares as
   of December 31, 2004 and 2003, respectively                                      84,889            84,197
Additional paid-in capital                                                         139,532           120,070
Accumulated other comprehensive expense                                           (127,491)         (169,427)
Retained earnings                                                                1,420,637         1,345,787
Treasury stock, at cost (26,479,782 and 26,490,977 shares, respectively)          (603,377)         (603,639)
------------------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                                                914,190           776,988
------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  2,389,756      $  2,138,035
============================================================================================================

(a) As permitted by the Financial Accounting Standards Board (FASB) Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," 2003 information has been reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
YEARS ENDED DECEMBER 31                                                           2004              2003              2002
==============================================================================================================================
REVENUES FROM CONTINUING OPERATIONS:
     Service sales                                                            $  1,764,159      $  1,493,942      $  1,341,867
     Product sales                                                                 737,900           624,574           634,865
------------------------------------------------------------------------------------------------------------------------------
         TOTAL REVENUES                                                          2,502,059         2,118,516         1,976,732
------------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES FROM CONTINUING OPERATIONS:
     Cost of services sold                                                       1,313,075         1,104,873           981,754
     Cost of products sold                                                         603,309           499,500           500,010
     Selling, general and administrative expenses                                  368,385           329,983           312,704
     Research and development expenses                                               2,579             3,313             2,820
     Other expenses                                                                  4,862             6,955             3,473
------------------------------------------------------------------------------------------------------------------------------
         TOTAL COSTS AND EXPENSES                                                2,292,210         1,944,624         1,800,761
------------------------------------------------------------------------------------------------------------------------------

         OPERATING INCOME FROM CONTINUING OPERATIONS                               209,849           173,892           175,971

Equity in income of unconsolidated entities, net                                       128               321               363
Interest income                                                                      2,319             2,202             3,688
Interest expense                                                                   (41,057)          (40,513)          (43,323)
------------------------------------------------------------------------------------------------------------------------------

         INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
         AND MINORITY INTEREST                                                     171,239           135,902           136,699

Income tax expense                                                                 (49,034)          (41,708)          (42,240)
------------------------------------------------------------------------------------------------------------------------------

         INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST                122,205            94,194            94,459

Minority interest in net income                                                     (8,665)           (7,195)           (6,049)
------------------------------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                                                  113,540            86,999            88,410
------------------------------------------------------------------------------------------------------------------------------

DISCONTINUED OPERATIONS:
     Loss from operations of discontinued business                                    (801)             (668)           (2,952)
     Gain/(loss) on disposal of discontinued business                                 (102)              765             5,606
     Income related to discontinued defense business                                12,849             8,030                --
     Income tax expense                                                             (4,275)           (2,909)             (958)
------------------------------------------------------------------------------------------------------------------------------
INCOME FROM DISCONTINUED OPERATIONS                                                  7,671             5,218             1,696
------------------------------------------------------------------------------------------------------------------------------
        NET INCOME                                                            $    121,211      $     92,217      $     90,106
==============================================================================================================================

Average shares of common stock outstanding                                          41,129            40,690            40,360

Basic earnings per common share:
     Continuing operations                                                    $       2.76      $       2.14      $       2.19
     Discontinued operations                                                          0.19              0.13              0.04
------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER COMMON SHARE                                               $       2.95      $       2.27      $       2.23
==============================================================================================================================

Diluted average shares of common stock outstanding                                  41,598            40,973            40,680

Diluted earnings per common share:
     Continuing operations                                                    $       2.73      $       2.12      $       2.17
     Discontinued operations                                                          0.18              0.13              0.04
------------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE                                             $       2.91      $       2.25      $       2.21
==============================================================================================================================

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)
YEARS ENDED DECEMBER 31                                                           2004              2003              2002
==============================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                 $    121,211      $     92,217      $     90,106
   Adjustments to reconcile net income to net cash provided (used)
   by operating activities:
        Depreciation                                                               181,914           167,161           153,979
        Amortization                                                                 2,457             1,774             1,682
        Equity in income of unconsolidated entities, net                              (128)             (321)             (363)
        Dividends or distributions from unconsolidated entities                        589             1,383               144
        Other, net                                                                  (2,781)           (2,678)            8,503
        Changes in assets and liabilities, net of acquisitions
        and dispositions of businesses:
              Accounts receivable                                                  (81,403)          (21,211)           30,038
              Inventories                                                          (22,278)           (2,078)          (13,280)
              Accounts payable                                                      22,310             5,834           (13,055)
              Net receipts (disbursements) related to discontinued
                defense business                                                    12,280            (1,328)           (1,435)
              Other assets and liabilities                                          36,294            22,035            (2,566)
------------------------------------------------------------------------------------------------------------------------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                  270,465           262,788           253,753
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                     (204,235)         (143,824)         (114,340)
   Purchase of businesses, net of cash acquired*                                   (12,264)          (23,718)           (3,332)
   Proceeds from sales of assets                                                     6,897            22,794            63,731
   Other investing activities                                                           --               (43)               12
------------------------------------------------------------------------------------------------------------------------------
        NET CASH USED BY INVESTING ACTIVITIES                                     (209,602)         (144,791)          (53,929)
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Short-term borrowings, net                                                       (5,863)          (20,013)          (16,272)
   Current maturities and long-term debt:
              Additions                                                            198,032           323,366           136,970
              Reductions                                                          (214,551)         (389,599)         (294,799)
   Cash dividends paid on common stock                                             (45,170)          (42,688)          (40,286)
   Common stock issued-options                                                      16,656             8,758            14,011
   Other financing activities                                                       (5,616)           (5,325)           (5,104)
------------------------------------------------------------------------------------------------------------------------------
        NET CASH USED BY FINANCING ACTIVITIES                                      (56,512)         (125,501)         (205,480)
------------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                              9,532            17,582             8,380
Net decrease in cash of discontinued operations                                         --                --                 1
------------------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                           13,883            10,078             2,725

Cash and cash equivalents at beginning of period                                    80,210            70,132            67,407
------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $     94,093      $     80,210      $     70,132
==============================================================================================================================

*PURCHASE OF BUSINESSES, NET OF CASH ACQUIRED
   Working capital, other than cash                                           $        (60)     $       (225)     $        250
   Property, plant and equipment                                                    (3,024)          (16,694)           (2,705)
   Other noncurrent assets and liabilities, net                                     (9,180)           (6,799)             (877)
------------------------------------------------------------------------------------------------------------------------------
        NET CASH USED TO ACQUIRE BUSINESSES                                   $    (12,264)     $    (23,718)     $     (3,332)
==============================================================================================================================

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                  ACCUMULATED OTHER
                             COMMON STOCK                                  COMPREHENSIVE INCOME (EXPENSE)
                         --------------------              ----------------------------------------------------------
                                                                                                UNREALIZED
(IN THOUSANDS,                                 ADDITIONAL                CASH FLOW               GAIN ON
EXCEPT SHARE AND                                 PAID-IN                  HEDGING     PENSION   MARKETABLE               RETAINED
PER SHARE AMOUNTS)         ISSUED    TREASURY    CAPITAL   TRANSLATION  INSTRUMENTS  LIABILITY  SECURITIES    TOTAL      EARNINGS
==================================================================================================================================
BALANCES,
JANUARY 1, 2002          $  83,106  $(603,947) $   94,597  $  (129,338) $       (84) $  (6,178) $      337  $(135,263) $ 1,247,680
----------------------------------------------------------------------------------------------------------------------------------

Net income                                                                                                                  90,106

Cash dividends declared,
  $1.0125 per share                                                                                                        (40,931)

Translation adjustments                                         39,311                                         39,311

Cash flow hedging
  instrument adjustments,
  net of $(11) deferred
  income taxes                                                                   22                                22

Pension liability
  adjustments, net of
  $63,613 deferred income
  taxes                                                                               (146,709)              (146,709)

Marketable securities
  adjustments, net of
  $183 deferred income
  taxes                                                                                               (339)      (339)

Stock options exercised,
  552,101 shares               687         83      16,048

Other, 2,450 shares                        95          (6)
----------------------------------------------------------------------------------------------------------------------------------
BALANCES,
DECEMBER 31, 2002        $  83,793  $(603,769) $  110,639  $   (90,027) $       (62) $(152,887) $       (2) $(242,978) $ 1,296,855
----------------------------------------------------------------------------------------------------------------------------------

Net income                                                                                                                  92,217

Cash dividends declared,
  $1.0625 per share                                                                                                        (43,285)

Translation adjustments                                         72,032                                         72,032

Cash flow hedging
  instrument adjustments,
  net of $4 deferred
  income taxes                                                                   (8)                               (8)

Pension liability
  adjustments, net of
  $(482) deferred income
  taxes                                                                                  1,523                  1,523

Marketable securities
  adjustments, net of $(2)
  deferred income taxes                                                                                  4          4

Stock options exercised,
  325,480 shares               404         69       9,436

Other, 1,590 shares                        61          (5)
----------------------------------------------------------------------------------------------------------------------------------
BALANCES,
DECEMBER 31, 2003        $  84,197  $(603,639) $  120,070  $   (17,995) $       (70) $(151,364) $        2  $(169,427) $ 1,345,787
----------------------------------------------------------------------------------------------------------------------------------

Net income                                                                                                                 121,211

Cash dividends declared,
  $1.125 per share                                                                                                         (46,361)

Translation adjustments                                         46,230                                         46,230

Cash flow hedging
  instrument adjustments,
  net of $(86) deferred
  income taxes                                                                  159                               159

Pension liability
  adjustments, net of
  $2,062 deferred income
  taxes                                                                                 (4,453)                (4,453)

Stock options exercised,
  564,529 shares               692        253      19,308

Other, 250 shares, and
  3,500 restricted stock
  units                                     9         154
----------------------------------------------------------------------------------------------------------------------------------
BALANCES,
DECEMBER 31, 2004        $  84,889  $(603,377) $  139,532  $    28,235  $        89  $(155,817) $        2  $(127,491) $ 1,420,637
==================================================================================================================================

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)
YEARS ENDED DECEMBER 31                                                2004              2003 (A)          2002 (A)
===================================================================================================================
Net Income                                                         $    121,211      $     92,217      $     90,106
-------------------------------------------------------------------------------------------------------------------
Other comprehensive income (expense):
    Foreign currency translation adjustments                             46,230            72,032            39,311
    Net gains (losses) on cash flow hedging instruments,
        net of deferred income taxes of $(30),
        $6 and $(8) in 2004, 2003 and 2002,
        respectively                                                         55               (11)               16
    Reclassification adjustment for loss on cash flow
        hedging instruments, net of deferred income taxes
        of $(56), $(2), and $(3) in 2004, 2003 and 2002,
        respectively                                                        104                 3                 6
    Pension liability adjustments, net of deferred income
        taxes of $2,062, $(482) and $63,613 in 2004, 2003
        and 2002, respectively                                           (4,453)            1,523          (146,709)
    Unrealized gain (loss) on marketable securities, net
        of deferred income taxes of $(1) and $1 in 2003
        and 2002, respectively                                               --                 2                (2)
    Reclassification adjustment for (gain) loss on
        marketable securities included in net income, net
        of deferred income taxes of $(1) and $182 in 2003
        and 2002, respectively                                               --                 2              (337)
-------------------------------------------------------------------------------------------------------------------
Other comprehensive income (expense)                                     41,936            73,551          (107,715)
-------------------------------------------------------------------------------------------------------------------
Total comprehensive income (expense)                               $    163,147      $    165,768      $    (17,609)
===================================================================================================================

(a) 2003 and 2002 have been reclassified to conform with the current presentation.



See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION
The consolidated financial statements include the accounts of Harsco Corporation and its majority-owned subsidiaries (the "Company"). Additionally, the Company consolidates three entities in which it has an equity interest of 49% to 50% and exercises management control. These three entities had combined revenues of approximately $66.7 million or 2.7% of the Company's total revenues in 2004. Investments in unconsolidated entities (all of which are 40-50% owned) are accounted for under the equity method. The Company does not have any consolidated variable interest entities or off-balance sheet arrangements with unconsolidated special-purpose entities.

RECLASSIFICATIONS
Certain reclassifications have been made to prior years' amounts to conform with current year classifications. These reclassifications relate principally to segment information, which has been reclassified to conform to the current presentation as described in Note 14, "Segment Information." Additional reclassifications have been made between the property, plant and equipment accounts and the assets held for sale account to reflect assets currently classified as held for sale, as permitted by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

As a result of these reclassifications, certain 2003 and 2002 amounts presented for comparative purposes will not individually agree with previously filed Forms 10-K or 10-Q.

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

GOODWILL AND INTANGIBLE ASSETS
Intangible assets consist principally of goodwill. Goodwill is not amortized but tested for impairment, at the reporting unit level, on an annual basis as of October 1 and between annual tests whenever events or circumstances indicate that the carrying value of a reporting unit's goodwill may exceed its fair value. A discounted cash flow model is used to estimate the fair value of a reporting unit. This model requires the use of long-term planning forecasts and assumptions regarding industry-specific economic conditions that are outside the control of the Company. See Note 5, "Goodwill and Other Intangible Assets," for additional information on intangible assets and goodwill impairment testing. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives.

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

      Gas Technologies Segment - This Segment sells products under customer-specific sales contracts. Product sales revenue is recognized when title and risk of loss transfer, and when all of the revenue recognition criteria detailed in Staff Accounting Bulletin 104 (SAB 104) have been met. Title and risk of loss for domestic shipments transfers to the customer at the point of shipment. For export sales, title and risk of loss transfer in accordance with the international commercial terms included in the specific customer contract.

      Engineered Products and Services ("all other") Category - This category includes the Harsco Track Technologies, Reed Minerals, IKG Industries, Patterson-Kelley and Air-X-Changers operating segments. These operating segments principally sell products. The Harsco Track Technologies Division sells products and provides services. Product sales revenue for each of these operating segments is recognized generally when title and risk of loss transfer, and when all of the revenue recognition criteria detailed in SAB 104 have been met. Title and risk of loss for domestic shipments transfers to the customer at the point of shipment. For export sales, title and risk of loss transfer in accordance with the international commercial terms included in the specific customer contract. Revenue may be recognized subsequent to the transfer of title and risk of loss for certain product sales of the Harsco Track Technologies Division if the specific sales contract includes a customer acceptance clause which provides for different timing. In those situations revenue is recognized after transfer of title and risk of loss and after customer acceptance. The Harsco Track Technologies Division provides services predominantly on a long-term, time-and-materials contract basis. Revenue is recognized when earned as services are performed.

INCOME TAXES
United States federal and state income taxes and non-U.S. taxes are provided currently on the undistributed earnings of international subsidiaries and unconsolidated affiliated entities, giving recognition to current tax rates and applicable foreign tax credits, except when management has specific plans for reinvestment of undistributed earnings which will result in the indefinite postponement of their remittance. Deferred taxes are provided using the asset and liability method for temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance to reduce deferred tax assets is evaluated on a quarterly basis. The valuation allowance is principally for tax loss carryforwards which are uncertain as to realizability. Income tax loss contingencies are recorded in the period when it is determined that it is probable that a liability has been incurred and the loss can be reasonably estimated. Adjustments to estimated amounts are recorded as necessary based upon new information, the occurrence of new events or the resolution of an uncertainty.

ACCRUED INSURANCE AND LOSS RESERVES
The Company retains a significant portion of the risk for workers' compensation, automobile, general and product liability losses. During 2004, 2003 and 2002, the Company recorded insurance expense related to these lines of coverage of approximately $37 million, $36 million and $31 million, respectively. Reserves have been recorded which reflect the undiscounted estimated liabilities including claims incurred but not reported. Changes in the estimates of the reserves are included in net income in the period determined. During 2004, 2003 and 2002, the Company recorded retrospective insurance reserve adjustments that decreased pre-tax insurance expense for self-insured programs by $2.7 million, $5.7 million and $5.9 million, respectively. At December 31, 2004 and 2003 the Company has recorded liabilities of $77.4 million and $69.3 million, respectively, related to both asserted as well as unasserted insurance claims. Amounts estimated to be paid within one year have been classified as Other current liabilities, with the remainder included in Insurance liabilities.

WARRANTIES
The Company has recorded product warranty reserves of $4.2 million, $2.8 million and $2.2 million as of December 31, 2004, 2003 and 2002, respectively. The Company provides for warranties of certain products as they are sold in accordance with SFAS No. 5, "Accounting for Contingencies." The following table summarizes the warranty activity for the years ended December 31, 2004, 2003 and 2002:

WARRANTY ACTIVITY
===========================================================================================
(IN THOUSANDS)                                        2004           2003           2002
===========================================================================================
Balance at the beginning of the period             $    2,788     $    2,248     $    2,753

Accruals for warranties issued during the period        4,135 (A)      2,125          1,673

Reductions related to pre-existing warranties            (414)          (233)          (418)

Warranties paid                                        (2,361)        (1,344)        (1,831)

Other (principally foreign currency translation)           13             (8)            71
-------------------------------------------------------------------------------------------
Balance at end of the period                       $    4,161     $    2,788     $    2,248
===========================================================================================

(a)  The increase from 2003 reflects changes in product mix and increased sales.

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

FINANCIAL INSTRUMENTS AND HEDGING
The Company has subsidiaries operating throughout the world. These operations are exposed to fluctuations in related foreign currencies in the normal course of business. The Company seeks to reduce exposure to foreign currency fluctuations through the use of forward exchange contracts. The Company does not hold or issue financial instruments for trading purposes, and it is the Company's policy to prohibit the use of derivatives for speculative purposes. The Company has a Foreign Currency Risk Management Committee that meets periodically to monitor foreign currency risks.

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

OPTIONS FOR COMMON STOCK
The Company uses the intrinsic value method to account for options granted to employees for the purchase of common stock. No compensation expense is recognized on the grant date, since at that date, the option price equals the market price of the underlying common stock. Effective in 2003, the Company ceased granting stock options to employees.

The Company's net income and net income per common share would have been reduced to the pro forma amounts indicated below if compensation cost for the Company's stock option plan had been determined based on the fair value at the grant date for awards in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123).

PRO FORMA IMPACT OF SFAS 123 ON EARNINGS
-------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE)                      2004           2003           2002
-------------------------------------------------------------------------------------------
Net income:
     As reported                                   $  121,211     $   92,217     $   90,106
     Compensation expense (a)                             (96)        (1,673)        (2,300)
                                                   ----------------------------------------
     Pro forma                                     $  121,115     $   90,544     $   87,806
                                                   ========================================
Basic earnings per share:
     As reported                                   $     2.95     $     2.27     $     2.23
     Pro forma                                           2.94           2.23           2.18
Diluted earnings per share:
     As reported                                         2.91           2.25           2.21
     Pro forma                                           2.91           2.21           2.16
-------------------------------------------------------------------------------------------

(a) Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects.

Effective in 2005, stock option grants to employees have been replaced by performance-based restricted stock unit grants to certain officers. See Note 12, "Stock-Based Compensation," for additional information on the Company's equity compensation plans.

EARNINGS PER SHARE
Basic earnings per share are calculated using the average shares of common stock outstanding, while diluted earnings per share reflect the dilutive effects of restricted stock units and the potential dilution that could occur if stock options were exercised. See Note 11, "Capital Stock," for additional information on earnings per share.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

NEW FINANCIAL ACCOUNTING STANDARDS ISSUED

SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R)
--------------------------------------------------------------

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). SFAS 123R requires the cost of employee services received in exchange for an award of equity instruments to be based upon the grant-date fair value of the award (with limited exceptions). Additionally, this cost is to be recognized as expense over the period during which an employee is required to provide services in exchange for the award (usually the vesting period). This is a change from APB 25's intrinsic value method which the Company has historically used to value stock option grants. SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (as of July 1, 2005 for the Company). The Company has not yet determined the full impact of implementing SFAS 123R, but it is not expected to have a material impact on the Company's financial position, results of operations or cash flows since the Company ceased granting stock options in 2003. The Company expects to implement SFAS 123R effective July 1, 2005.

SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4"
----------------------------------------------------------------------
(SFAS 151)
----------

In November 2004, the FASB issued SFAS 151, which amends Accounting Research Bulletin No. 43, Chapter 4 "Inventory Pricing" (ARB 43). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be expensed rather than capitalized as inventory. Additionally, SFAS 151 requires that allocation of fixed production overheads to inventory costs be based upon the normal capacity of the production facility. The provisions of SFAS 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005 (as of January 1, 2006 for the Company) with earlier application permitted. The Company has not yet determined the timing of adoption or the full impact of SFAS 151; however, it is not expected to materially impact the Company's financial position, results of operations or cash flows.

SFAS No. 153, "Exchanges of Nonmonetary Assets an amendment of APB Opinion No.
------------------------------------------------------------------------------
29" (SFAS 153)
--------------

In December 2004, the FASB issued SFAS 153 which eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are applicable for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 (as of July 1, 2005 for the Company) with earlier application permitted. The Company has not yet determined the timing of adoption or the full impact of SFAS 153; however, it is not expected to materially impact the Company's financial position, results of operations or cash flow as the Company has historically had a very limited number of nonmonetary exchange transactions.


2.    ACQUISITIONS AND DISPOSITIONS

ACQUISITIONS
In October 2004, the Company's Access Services Segment acquired full ownership of its existing Mastclimbers Ltd joint venture partnership which is located in the United Kingdom. Previously, the Company owned 51% of the partnership. Mastclimbers Ltd ranks as the United Kingdom's leading supplier of mast climbing work platforms and related services.

In April 2004, the Company's Access Services Segment acquired the Australian distributor, Raffia Contracting Pty, and Raffia's sister company, Tower International Pty. Both businesses are based in Sydney, New South Wales. Raffia Contracting Pty is involved in the supply and erection of scaffolding, working with many of the major contractors in and around the state capital, while Tower International Pty provides light access sales and rentals throughout the area. The combined businesses have been renamed SGB Raffia.

In June 2003, the Company completed the acquisition of the domestic mill services unit of C.J. Langenfelder & Son, Inc., an industrial services company. This acquisition gives the Company an expanded presence with two major North American steel producers. In June 2003, the Company also acquired a small product line for the Company's international access services business.

The pro forma impact of the above acquisitions was not material.

DISPOSITIONS - ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS
In management's ongoing strategic efforts to increase the Company's focus on core industrial services, certain manufacturing operations have been divested. Effective March 21, 2002, the Board of Directors authorized the sale of the Capitol Manufacturing business, a business unit of the Gas Technologies Segment. A significant portion of the Capitol Manufacturing business was sold on June 28, 2002. The Company continues to recognize income from inventory consigned to the buyer in accordance with the sale agreement and when all revenue recognition criteria have been met. This business has been included in Discontinued operations and the assets and liabilities have been separately identified on the Balance Sheet as held for sale for all periods presented. There were no sales from discontinued operations for the years ended December 31, 2004 and December 31, 2003. The income (loss) from discontinued operations does not include any charges to reduce the book value of the business held for sale to its fair market value less cost to sell, since the fair value of the business exceeded the book value.

Throughout 2003 and 2004, management approved the sale of certain long-lived assets (primarily land and buildings) of the Access Services and Mill Services Segments. Accordingly, these assets have been separately identified on the balance sheet as Assets held for sale for all periods presented.

The major classes of assets and liabilities "held for sale" included in the Consolidated Balance Sheets are as follows:

(IN THOUSANDS)
AS OF DECEMBER 31                                     2004          2003 (A)
----------------------------------------------------------------------------
ASSETS
Accounts receivable, net                           $       15     $      411
Inventories                                               133            222
Other current assets                                       23             20
Property, plant and equipment, net                        761          2,259
----------------------------------------------------------------------------
TOTAL ASSETS "HELD FOR SALE"                       $      932     $    2,912
============================================================================

LIABILITIES
Accounts payable                                   $       24     $      512
Other current liabilities                                 542            386
Other liabilities                                         125             --
----------------------------------------------------------------------------
TOTAL LIABILITIES ASSOCIATED WITH ASSETS
"HELD FOR SALE"                                    $      691     $      898
============================================================================

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


3.    ACCOUNTS RECEIVABLE AND INVENTORIES

Accounts receivable are net of an allowance for doubtful accounts of $19.1 million and $24.6 million at December 31, 2004 and 2003, respectively. The decrease from December 31, 2003 relates principally to write-offs of previously reserved accounts receivable. The provision for doubtful accounts was $5.0 million, $3.4 million and $6.9 million for 2004, 2003 and 2002, respectively.

Inventories consist of the following:

(IN THOUSANDS)                                        2004           2003
----------------------------------------------------------------------------
Finished goods                                     $   60,554     $   59,739
Work-in-process                                        37,882         32,121
Raw materials and purchased parts                      91,965         74,231
Stores and supplies                                    26,625         24,130
----------------------------------------------------------------------------
Total Inventories                                  $  217,026     $  190,221
============================================================================

Valued at lower of cost or market:
Last-in, first out (LIFO) basis                    $  129,064     $  109,821
First-in, first out (FIFO) basis                       17,399          8,430
Average cost basis                                     70,563         71,970
----------------------------------------------------------------------------
Total Inventories                                  $  217,026     $  190,221
============================================================================

Inventories valued on the LIFO basis at December 31, 2004 and 2003 were approximately $35.8 million and $17.9 million, respectively, less than the amounts of such inventories valued at current costs.

As a result of reducing certain inventory quantities valued on the LIFO basis, net income increased from that which would have been recorded under the FIFO basis of valuation by $0.02 million, $1.1 million and $2.3 million in 2004, 2003 and 2002, respectively.


4.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

(IN THOUSANDS)                                        2004          2003 (A)
----------------------------------------------------------------------------
Land and improvements                              $   39,838     $   39,311
Buildings and improvements                            185,807        175,482
Machinery and equipment                             2,027,765      1,803,867
Uncompleted construction                               45,083         37,505
----------------------------------------------------------------------------
Gross property, plant and equipment                 2,298,493      2,056,165
Less accumulated depreciation and facilities
  valuation allowance                              (1,366,195)    (1,190,722)
----------------------------------------------------------------------------
Net property, plant and equipment                  $  932,298     $  865,443
============================================================================

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


The estimated useful lives of different types of assets are generally:

      Land improvements                                 5 to 20 years

      Buildings and improvements                       10 to 50 years

      Certain plant, buildings and installations
      (Principally Mill Services Segment)               3 to 10 years

      Machinery and equipment                           3 to 20 years

      Leasehold improvements                       Estimated useful life of the
                                                   improvement or, if shorter,
                                                   the life of the lease

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

The Company uses a discounted cash flow model to estimate the fair value of a reporting unit in performing step one of the testing. This model requires the use of long-term planning estimates and assumptions regarding industry-specific economic conditions that are outside the control of the Company. The Company performed required annual testing for goodwill impairment as of October 1, 2004 and 2003 and all reporting units of the Company passed the step 1 testing thereby indicating that no goodwill impairment exists. However, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

The following table reflects the changes in carrying amounts of goodwill by segment for the years ended December 31, 2003 and 2004:

                                                                                          ENGINEERED
                                                                                           PRODUCTS
                                                      MILL      ACCESS        GAS        AND SERVICES
                                                    SERVICES   SERVICES   TECHNOLOGIES   ("ALL OTHER")  CONSOLIDATED
(IN THOUSANDS)                                       SEGMENT    SEGMENT     SEGMENT        CATEGORY        TOTALS
--------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 2002, net of
   accumulated amortization                         $195,721   $136,624   $     36,693   $      8,182   $    377,220

Goodwill acquired during year                             --        441             --             --            441

Other (principally foreign currency translation)      15,597     14,633             --            (45)        30,185
--------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 2003, net of
   accumulated amortization                         $211,318   $151,698   $     36,693   $      8,137   $    407,846
--------------------------------------------------------------------------------------------------------------------

Goodwill acquired during year                             --      5,046             --             --          5,046

Other (principally foreign currency translation)       9,175     11,058             --             --         20,233
--------------------------------------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 2004, NET OF
   ACCUMULATED AMORTIZATION                         $220,493   $167,802   $     36,693   $      8,137   $    433,125
====================================================================================================================

Goodwill is net of accumulated amortization of $108.4 million and $105.2 million at December 31, 2004 and 2003, respectively.

Intangible assets, which are included principally in Other assets on the Consolidated Balance Sheets, totaled $10.9 million, net of accumulated amortization of $10.5 million at December 31, 2004 and $10.4 million, net of accumulated amortization of $8.4 million at December 31, 2003. The following table reflects these intangible assets by major category:

                                  DECEMBER 31, 2004                 DECEMBER 31, 2003
                           -----------------------------     -----------------------------
                           GROSS CARRYING   ACCUMULATED      GROSS CARRYING   ACCUMULATED
(IN THOUSANDS)                 AMOUNT       AMORTIZATION         AMOUNT       AMORTIZATION
------------------------------------------------------------------------------------------
Customer relationships     $        7,662   $        609     $        6,373   $        196

Non-compete agreements              4,898          4,032              4,863          3,671

Patents                             4,416          3,757              4,304          3,351

Other                               4,411          2,087              3,313          1,197
------------------------------------------------------------------------------------------
Total                      $       21,387   $     10,485     $       18,853   $      8,415
==========================================================================================

The increase in intangible assets for 2004 is due principally to the acquisitions discussed in Note 2, "Acquisitions and Dispositions." As part of these transactions, the Company acquired the following intangible assets (by major class) which are subject to amortization:

ACQUIRED INTANGIBLE ASSETS
------------------------------------------------------------------------------
                           GROSS CARRYING     RESIDUAL      WEIGHTED-AVERAGE
(IN THOUSANDS)                 AMOUNT           VALUE     AMORTIZATION PERIOD
------------------------------------------------------------------------------
Customer relationships     $        1,144       None              6 years

Non-compete agreements                 29       None              3 years

Other                                 549       None              5 years
                           --------------
Total                      $        1,722
                           ==============

There were no research and development assets acquired and written off in 2004 or 2003.

Amortization expense for intangible assets was $1.8 million, $1.2 million and $0.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. The following chart shows the estimated amortization expense for the next five fiscal years based on current intangible assets.

(IN THOUSANDS)                     2005      2006      2007     2008    2009
----------------------------------------------------------------------------
Estimated Amortization Expense    $1,859    $1,561    $1,205    $917    $586


6.    DEBT AND CREDIT AGREEMENTS

The Company has various credit facilities and commercial paper programs available for use throughout the world. The following chart illustrates the amounts outstanding on credit facilities and commercial paper programs and available credit at December 31, 2004. The Company limits the aggregate commercial paper, syndicated credit facility and bilateral credit facility borrowings at any one time to a maximum of $375 million. These credit facilities and programs are described in more detail below the chart.

SUMMARY OF CREDIT FACILITIES
AND COMMERCIAL PAPER PROGRAMS              AS OF DECEMBER 31, 2004
----------------------------------------------------------------------------
                                                  OUTSTANDING     AVAILABLE
(IN THOUSANDS)                  FACILITY LIMIT      BALANCE         CREDIT
----------------------------------------------------------------------------
U.S. commercial paper program    $    350,000     $   26,895      $  323,105

Euro commercial paper program         135,670          6,770         128,900

Revolving credit facility (a)         350,000             --         350,000

Bilateral credit facility (b)          25,000             --          25,000
----------------------------------------------------------------------------
TOTALS AT DECEMBER 31, 2004      $    860,670     $   33,665      $  827,005(C)
============================================================================

(a)  U.S.-based program
(b)  International-based program
(c) Although the Company has significant available credit, it is the Company's policy to limit aggregate commercial paper and credit facility borrowings at any one time to a maximum of $375 million.

The Company has a U.S. commercial paper borrowing program under which it can issue up to $350 million of short-term notes in the U.S. commercial paper market. In addition, the Company has a 100 million euro commercial paper program, equivalent to approximately $135.7 million at December 31, 2004, which is used to fund the Company's international operations. Commercial paper interest rates, which are based on market conditions, have been lower than comparable rates available under the credit facilities. At December 31, 2004 and 2003, the Company had $26.9 million and $9.3 million of U.S. commercial paper outstanding, respectively, and $6.8 million and $26.0 million outstanding, respectively, under its European-based commercial paper program. Commercial paper is classified as long-term debt at December 31, 2004 and 2003, because the Company has the ability and intent to refinance it on a long-term basis through existing long-term credit facilities.

On August 12, 2004, the Company executed a new revolving credit facility in the amount of $350 million through a syndicate of 15 banks which matures in August 2007. This facility serves as back-up to the Company's investment-grade commercial paper programs. This new facility replaced the existing $350 million revolving credit facility that was divided into two parts, a $131.3 million portion that matured on August 12, 2004 and a $218.8 million portion that would have matured on September 29, 2005. Interest rates on the new facility are either negotiated, based upon the U.S. federal funds interbank market, prime rate, or based upon the London Interbank Offered Rate (LIBOR), plus a margin. The Company pays a facility fee (.09% per annum as of December 31, 2004) that varies based upon its credit ratings. At December 31, 2004 and 2003, there were no borrowings outstanding under either of the facilities.

The $25 million bilateral credit facility was renewed in January 2005 for an additional one year. The facility serves as back-up to the Company's commercial paper programs and also helps finance the Company's European operations. Borrowings under this facility, which expires in December 2005, are available in most major currencies with active markets at interest rates based upon LIBOR plus a margin. Borrowings outstanding at expiration may be repaid over the succeeding 12 months. As of December 31, 2004 and 2003, there was $0 million and $3.4 million outstanding on this credit facility, respectively.

Short-term debt amounted to $16.1 million and $14.9 million at December 31, 2004 and 2003, respectively. The weighted average interest rate for short-term borrowings at December 31, 2004 and 2003 was 3.4% and 2.9%, respectively.

Long-term debt consists of the following:

(IN THOUSANDS)                                                              2004            2003
---------------------------------------------------------------------------------------------------
7.25% British pound sterling-denominated notes due October 27, 2010      $  379,751      $  353,018
5.125% notes due September 15, 2013                                         148,738         148,627
Commercial paper borrowings, with a weighted average interest rate
   of 2.3% and 1.9% as of December 31, 2004 and 2003, respectively           33,665          35,347
Faber Prest loan notes due October 31, 2008 with interest based on sterling LIBOR minus .75% (4.2% and 3.4% at December 31, 2004
   and 2003, respectively)                                                    9,361           9,991
Industrial development bonds, payable in varying amounts from 2010 to 2011 with a weighted average interest rate of 2.1% as of
   December 31, 2004 and 2003                                                 6,500          10,000
Other financing payable in varying amounts to 2009 with a weighted average interest rate of 6.0% and 5.4% as of December 31, 2004
   and 2003, respectively                                                    31,649          41,694
---------------------------------------------------------------------------------------------------
                                                                            609,664         598,677
Less: current maturities                                                    (14,917)        (14,252)
---------------------------------------------------------------------------------------------------
                                                                         $  594,747      $  584,425
===================================================================================================

The Company's credit facilities and certain notes payable agreements contain covenants requiring a minimum net worth of $475 million and a maximum debt to capital ratio of 60%. Additionally, the Company's 7.25% British pound sterling-denominated notes due October 27, 2010 include a covenant that permits the note holders to redeem their notes, at par, in the event of a change of control of the Company. At December 31, 2004, the Company was in compliance with these covenants.

The maturities of long-term debt for the four years following December 31, 2005 are as follows:

(IN THOUSANDS)
------------------------------------------
2006                       $         5,038
2007                                44,341
2008                                10,116
2009                                   263


Cash payments for interest on all debt from continuing operations were $40.2 million, $40.1 million and $42.3 million in 2004, 2003 and 2002, respectively.


7.    LEASES

The Company leases certain property and equipment under noncancelable operating leases. Rental expense (for both continuing and discontinued operations) under such operating leases was $49.4 million, $48.5 million and $46.6 million in 2004, 2003 and 2002, respectively.

Future minimum payments under operating leases with noncancelable terms are as follows:

(IN THOUSANDS)
------------------------------------------
2005                       $        41,145
2006                                27,455
2007                                19,159
2008                                11,246
2009                                16,014
After 2009                          11,086

Total minimum rentals to be received in the future under non-cancelable subleases as of December 31, 2004 are $9.0 million.

8.    EMPLOYEE BENEFIT PLANS

PENSION BENEFITS
The Company has pension and profit sharing retirement plans covering a substantial number of its employees. The defined benefits for salaried employees generally are based on years of service and the employee's level of compensation during specified periods of employment. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. The multi-employer plans in which the Company participates provide benefits to certain unionized employees. The Company's funding policy for qualified plans is consistent with statutory regulations and customarily equals the amount deducted for income tax purposes. The Company's policy is to amortize prior service costs of defined benefit pension plans over the average future service period of active plan participants. The Company uses an October 31 measurement date for its United States defined benefit pension plans and a September 30 measurement date for international defined benefit pension plans.

For a majority of the U.S. defined benefit pension plans and certain international defined benefit pension plans, accrued service will no longer be granted for periods after December 31, 2003. In place of these plans, the Company has established, effective January 1, 2004, defined contribution pension plans providing for the Company to contribute a specified matching amount for participating employees' contributions to the plan. Domestically, this match is made on employee contributions up to four percent of their eligible compensation. Additionally, the Company may provide a discretionary contribution of up to two percent of compensation for eligible employees. Internationally, this match is up to six percent of eligible compensation with an additional two percent going towards insurance and administrative costs. The Company believes these new defined contribution plans will provide a more predictable and less volatile pension expense than exists under the defined benefit plans.

--------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                       U. S. PLANS                       INTERNATIONAL PLANS
--------------------------------------------------------------------------------------------------------------------
                                           2004         2003         2002          2004         2003         2002
                                        ----------   ----------   ----------    ----------   ----------   ----------
PENSION EXPENSE (INCOME)
Defined benefit plans:
   Service cost                         $    2,610   $    7,339   $    8,375    $    9,561   $   10,439   $    9,980
   Interest cost                            13,592       13,201       13,034        37,876       32,627       28,393
   Expected return on plan assets          (17,960)     (15,758)     (19,845)      (39,765)     (34,083)     (35,542)
   Recognized prior service costs              754          726        1,442         1,245        1,117          991
   Recognized losses                         2,982        4,409          822        13,431        9,813        4,090
   Amortization of transition asset         (1,466)      (1,466)      (1,684)         (567)        (626)        (572)
   Settlement/Curtailment loss                 131           36          918            --            8           --
--------------------------------------------------------------------------------------------------------------------
Defined benefit plans pension expense          643        8,487        3,062        21,781       19,295        7,340
Multi-employer plans                         7,674        6,020        4,705         5,395        4,389        4,162
Defined contribution plans                   6,197          527          753         5,722        2,329        1,790
--------------------------------------------------------------------------------------------------------------------
   Pension expense                      $   14,514   $   15,034   $    8,520    $   32,898   $   26,013   $   13,292
====================================================================================================================

The change in the financial status of the pension plans and amounts recognized in the Consolidated Balance Sheets at December 31, 2004 and 2003 are as follows:

                                                           U. S. PLANS            INTERNATIONAL PLANS
DEFINED BENEFIT PENSION BENEFITS                     -----------------------    -----------------------
(IN THOUSANDS)                                          2004         2003          2004         2003
-------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year              $  221,695   $  199,959    $  660,441   $  561,509
Service cost                                              2,610        7,339         9,561       10,439
Interest cost                                            13,592       13,201        37,876       32,627
Plan participants' contributions                             --           --         2,691        4,044
Amendments                                                   --          226            --          188
Actuarial loss                                           18,094       19,066        15,074        9,661
Settlements/curtailments                                    (22)      (5,148)          (54)        (401)
Benefits paid                                           (12,401)     (12,948)      (30,113)     (30,301)
Obligations of added plans                                   --           --            --        3,823
Effect of foreign currency                                   --           --        51,097       68,852
-------------------------------------------------------------------------------------------------------
   Benefit obligation at end of year                 $  243,568   $  221,695    $  746,573   $  660,441
=======================================================================================================

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year       $  209,130   $  180,277    $  522,185   $  418,002
Actual return on plan assets                             23,096       37,917        52,900       60,088
Employer contributions                                    3,283        3,884        34,528       19,749
Plan participants' contributions                             --           --         2,692        4,044
Benefits paid                                           (12,401)     (12,948)      (29,774)     (29,993)
Plan assets of added plans                                   --           --            --        1,724
Effect of foreign currency                                   --           --        34,566       48,571
-------------------------------------------------------------------------------------------------------
   Fair value of plan assets at end of year          $  223,108   $  209,130    $  617,097   $  522,185
=======================================================================================================

FUNDED STATUS:
Funded status at end of year                         $  (20,460)  $  (12,565)   $ (129,476)  $ (138,256)
Unrecognized net loss                                    60,173       50,365       240,797      234,273
Unrecognized transition (asset) obligation               (1,817)      (3,283)          478          (80)
Unrecognized prior service cost                           3,858        4,743        12,085       13,055
-------------------------------------------------------------------------------------------------------
   Net amount recognized                             $   41,754   $   39,260    $  123,884   $  108,992
=======================================================================================================

AMOUNTS RECOGNIZED IN THE CONSOLIDATED
BALANCE SHEETS CONSIST OF THE FOLLOWING:
Prepaid benefit cost                                 $   54,613   $   46,359    $       --   $       --
Accrued benefit liability                               (37,187)     (29,566)      (91,115)    (102,432)
Intangible asset                                          3,209        3,935        11,733       12,088
Accumulated other comprehensive expense                  21,119       18,532       203,266      199,336
-------------------------------------------------------------------------------------------------------
   Net amount recognized                             $   41,754   $   39,260    $  123,884   $  108,992
=======================================================================================================

The Company's best estimate of expected contributions to be paid in year 2005 for the U.S. defined benefit plans is $0.9 million and for the international defined benefit plans is $30.2 million.

FUTURE BENEFIT PAYMENTS
The Company's expected benefit payments for defined benefit plans over the next ten years are as follows:

                                                     INTERNATIONAL
(IN MILLIONS)                           U.S. PLANS       PLANS
------------------------------------------------------------------
2005                                    $      9.7   $        28.5
2006                                          10.2            29.4
2007                                          10.7            30.7
2008                                          11.4            31.2
2009                                          12.1            32.0
2010 - 2014                                   72.4           177.1

=================================================================================================================================

NET PERIODIC PENSION EXPENSE ASSUMPTIONS
The weighted-average actuarial assumptions used to determine the net periodic pension expense for the years ended December 31 were as follows:

                                                            GLOBAL WEIGHTED AVERAGE
                                                                  DECEMBER 31
                                                     -------------------------------------
                                                        2004         2003          2002
------------------------------------------------------------------------------------------
Discount rates                                          5.9%         6.0%          6.5%
Expected long-term rates of return on plan assets       7.9%         8.0%          8.5%
Rates of compensation increase                          3.5%         3.4%          3.9%


                                                                  U. S. PLANS                         INTERNATIONAL PLANS
                                                                  DECEMBER 31                             DECEMBER 31
                                                     ----------------------------------------------------------------------------
                                                        2004         2003          2002         2004         2003         2002
---------------------------------------------------------------------------------------------------------------------------------
Discount rates                                          6.25%        6.75%         7.25%        5.7%         5.8%         6.2%
Expected long-term rates of return on plan assets       8.75%        8.9%          9.5%         7.5%         7.6%         8.0%
Rates of compensation increase                          4.0%         3.8%          3.7%         3.4%         3.3%         4.0%
=================================================================================================================================

DEFINED BENEFIT PENSION OBLIGATION ASSUMPTIONS
The weighted-average actuarial assumptions used to determine the defined benefit pension plan obligations at December 31 were as follows:

                                                            GLOBAL WEIGHTED AVERAGE
                                                                  DECEMBER 31
                                                     -------------------------------------
                                                        2004         2003          2002
------------------------------------------------------------------------------------------
Discount rates                                          5.7%         5.9%          6.0%
Rates of compensation increase                          3.7%         3.5%          3.4%


                                                                  U. S. PLANS                         INTERNATIONAL PLANS
                                                                  DECEMBER 31                             DECEMBER 31
                                                     ----------------------------------------------------------------------------
                                                        2004         2003          2002         2004         2003         2002
---------------------------------------------------------------------------------------------------------------------------------
Discount rates                                          5.75%        6.25%         6.75%        5.7%         5.7%         5.8%
Rates of compensation increase                          4.0%         4.0%          3.8%         3.6%         3.4%         3.3%
=================================================================================================================================

ACCUMULATED BENEFIT OBLIGATIONS
The accumulated benefit obligation for all defined benefit pension plans at December 31 was as follows:

                                                     INTERNATIONAL
(IN MILLIONS)                           U.S. PLANS       PLANS
-------------------------------------------------------------------
2004                                      $231.6         $705.3
2003                                       211.3          622.0


================================================================================

PLANS WITH ACCUMULATED BENEFIT OBLIGATION IN EXCESS OF PLAN ASSETS
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets at December 31 were as follows:

                                              U. S. PLANS           INTERNATIONAL PLANS
                                        -----------------------   ------------------------
(IN MILLIONS)                              2004         2003         2004          2003
------------------------------------------------------------------------------------------
Projected benefit obligation              $75.6        $68.6        $737.3        $652.7
Accumulated benefit obligation             73.8         67.3         697.8         616.5
Fair value of plan assets                  40.7         38.3         605.4         511.5


The increase in the minimum liability included in other comprehensive income (expense) was ($4.5) million in 2004. The decrease in the minimum liability included in other comprehensive income (expense) was $1.5 million in 2003.

The asset allocations attributable to the Company's U.S. pension plans at October 31, 2004 and 2003 and the target allocation of plan assets for 2005, by asset category, are as follows:

--------------------------------------------------------------------------------------------
                                                     PERCENTAGE OF PLAN ASSETS AT OCTOBER 31
U.S. PLANS                              TARGET 2005  ---------------------------------------
ASSET CATEGORY                          ALLOCATION      2004                        2003
--------------------------------------------------------------------------------------------
Domestic Equity Securities               49% - 59%      52.6%                       60.0%
Fixed Income Securities                  27% - 37%      32.5%                       28.5%
International Equity Securities         5.5% - 14.5%    10.5%                        9.8%
Cash & Cash Equivalents                   0% - 5%        1.8%                        1.7%
Other                                     0% - 7%        2.6%                        0.0%

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

The Company reviews the long-term expected return on asset assumption on a periodic basis taking into account a variety of factors including the historical investment returns achieved over a long-term period, the targeted allocation of plan assets and future expectations based on a model of asset returns for an actively managed portfolio. For 2005, the expected return on asset assumption is 8.75%, the same as 2004. The Company had lowered its expected return on asset assumption from 8.9% in 2003 to 8.75% in 2004 due to changes in capital market expectations.

The U.S. defined benefit pension plans owned shares of the Company's stock valued at $18.2 million and $27.6 million on October 31, 2004 and 2003, respectively, representing 8.2% and 13.2%, respectively, of total plan assets. As part of a rebalancing of the pension fund to further diversify the plan assets, approximately one-half of the pension fund's holdings in the Company's stock were sold in the second quarter of 2004. Dividends paid to the pension plans on the Company stock amounted to $0.6 million in 2004 and $0.7 million in 2003.

The asset allocations attributable to the Company's International plans at September 30, 2004 and 2003 and the target allocation of plan assets for 2005, by asset category, are as follows:

----------------------------------------------------------------------------------------------
                                                     PERCENTAGE OF PLAN ASSETS AT SEPTEMBER 30
INTERNATIONAL PLANS                     TARGET 2005  -----------------------------------------
ASSET CATEGORY                          ALLOCATION      2004                        2003
----------------------------------------------------------------------------------------------
Equity Securities                      55.5% - 64.5%    57.5%                        60.9%
Fixed Income Securities                37.5% - 42.5%    42.0%                        38.6%
Cash & Cash Equivalents                      0%          0.4%                         0.5%
Other                                     0% - 2%        0.1%                         0.0%

Plan assets as of September 30, 2004, under the United Kingdom (U.K.) Pension Plan amounted to over 90% of the international pension assets. These assets were divided into seven portfolios representing various categories of equities, fixed income, cash and cash equivalents managed by four professional investment managers.

The primary investment objective is long-term growth of assets in order to meet present and future benefit obligations. The Company periodically conducts an asset/liability modeling study to ensure the investment strategy is aligned with the profile of benefit obligations. The expected return on asset assumption was 7.75% for the U.K. plan in 2004. The Company reviews the long-term return on asset assumption on a periodic basis and has retained 7.75% for 2005. The remaining international pension plans with assets representing less than 10% of the international pension assets are under the guidance of professional investment managers and have similar investment objectives.

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

(IN THOUSANDS)                                   2004         2003         2002
----------------------------------------------------------------------------------
POSTRETIREMENT BENEFITS EXPENSE (INCOME)
   Service cost                               $       11   $       21   $       66
   Interest cost                                     342          553          743
   Recognized prior service costs                     32           32          (16)
   Recognized (gains) or losses                       39           66          (18)
   Curtailment gains                              (2,236)      (4,898)        (467)
----------------------------------------------------------------------------------
Postretirement benefit expense (income)       $   (1,812)  $   (4,226)  $      308
==================================================================================

The curtailment gains of $2.2 million for 2004 were due to the termination of certain retiree health care plans. The curtailment gains of $4.9 million for 2003 were due to the termination of certain retiree life insurance and health care plans.

Effective October 31, 2004, the Company adopted the provisions of Financial Accounting Standards Board Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (FSP FAS 106-2). Adoption of FSP FAS 106-2 reduced the Company's accumulated postretirement benefit obligation by $0.3 million. This amount is treated as an unrecognized actuarial gain. The Company deferred re-measurement of its postretirement health care benefit obligation until its measurement date, so there is no effect on 2004 reported expense.

The changes in the postretirement benefit liability recorded in the Consolidated Balance Sheets are as follows:

 POSTRETIREMENT BENEFITS
(IN THOUSANDS)                                                2004         2003
----------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year                    $    7,405   $   11,639
Service cost                                                       11           21
Interest cost                                                     342          553
Actuarial (gain) loss                                            (654)          74
Plan participants' contributions                                   48           36
Benefits paid                                                    (369)        (424)
Plan amendments                                                     4           --
Curtailment                                                    (2,600)      (4,494)
----------------------------------------------------------------------------------
Benefit obligation at end of year                          $    4,187   $    7,405
==================================================================================

FUNDED STATUS:
Funded status at end of year                               $   (4,187)  $   (7,405)
Unrecognized prior service cost                                   296          330
Unrecognized net actuarial (gain) loss                            (95)         943
----------------------------------------------------------------------------------
Net amount recognized as accrued benefit liability         $   (3,986)  $   (6,132)
==================================================================================

The actuarial assumptions used to determine the postretirement benefit obligation are as follows:

(DOLLARS IN THOUSANDS)                              2004        2003        2002
----------------------------------------------------------------------------------
Assumed discount rate                                 5.75%       6.25%       6.75%
Health care cost trend rate                          10.00%      12.00%      12.00%
Decreasing to ultimate rate                           5.00%       5.00%       5.00%

Effect of one percent increase in health care
cost trend rate:
   On total service and interest cost components  $     15    $     24    $     28
   On postretirement benefit obligation           $    239    $    373    $    422
Effect of one percent decrease in health care
cost trend rate:
   On total service and interest cost components  $    (13)   $    (21)   $    (29)
   On postretirement benefit obligation           $   (212)   $   (336)   $   (382)
----------------------------------------------------------------------------------

It is anticipated that the health care cost trend rate will decrease from 10.0% in 2005 to 5.0% in the year 2010.

The assumed discount rates to determine the postretirement benefit expense for the years 2004, 2003 and 2002 were 6.25%, 6.75% and 7.25%, respectively.

The Company's estimate of expected contributions to be paid in year 2005 is $260 thousand.

The Company's expected benefit payments over the next ten years are as follows:

YEAR                                          (IN THOUSANDS)
-----------------------------------------------------------------
2005                                           $      260
2006                                                  276
2007                                                  281
2008                                                  293
2009                                                  292
2010 - 2014                                         1,465

SAVINGS PLAN
Prior to January 1, 2004, the Company had a 401(k) Savings Plan (the Savings
Plan) which covered substantially all U.S. employees with the exception of employees represented by a collective bargaining agreement, unless the agreement expressly provides otherwise. Effective January 1, 2004, certain U.S. employees previously covered by the Savings Plan have been transferred into the Harsco Retirement Savings & Investment Plan (HRSIP) which is a defined contribution pension plan. The transferred employees were those whose credited years of service under the qualified Defined Benefit Pension Plan were frozen as of December 31, 2003 (as discussed in the Pension Benefits section of this footnote). Employees whose credited service was not frozen as of December 31, 2003 remained in the Savings Plan. The expenses related to the HRSIP are included in the defined contribution pension plans disclosure in the Pension Benefits section of this footnote.

Employee contributions to the Savings Plan are generally determined as a percentage of covered employees' compensation. The expense for contributions to the Savings Plan by the Company was $0.4 million, $3.5 million and $3.8 million for 2004, 2003 and 2002, respectively.

Employee directed investments in the Savings Plan and HRSIP include the following amounts of Company stock:

                                               COMPANY SHARES IN PLANS
----------------------------------------------------------------------------------------------------------------
                              DECEMBER 31, 2004             DECEMBER 31, 2003              DECEMBER 31, 2002
                          ------------------------       ------------------------       ------------------------
                           NUMBER      FAIR MARKET        NUMBER      FAIR MARKET        NUMBER      FAIR MARKET
(DOLLARS IN MILLIONS)     OF SHARES       VALUE          OF SHARES       VALUE          OF SHARES       VALUE
----------------------------------------------------------------------------------------------------------------
Savings Plan              1,017,241    $      56.7       2,143,820    $      93.9       2,352,286    $      75.0

HRSIP                       954,442           53.2              --             --              --             --

EXECUTIVE INCENTIVE COMPENSATION PLAN
The amended 1995 Executive Incentive Compensation Plan, as approved by the Management Development and Compensation Committee of the Board of Directors, provides the basis for determination of annual incentive compensation awards. Actual awards are usually paid in January or February of the following year. The Company accrues amounts reflecting the estimated value of incentive compensation anticipated to be earned for the year. Compensation expense relating to these awards was $4.5 million, $4.0 million and $3.6 million in 2004, 2003 and 2002, respectively.

9.    INCOME TAXES

Income before income taxes and minority interest for both continuing and discontinued operations in the Consolidated Statements of Income consists of the following:

(IN THOUSANDS)                                2004         2003         2002
-------------------------------------------------------------------------------
United States                              $   57,566   $   53,549   $   35,214
International                                 125,619       90,480      104,139
-------------------------------------------------------------------------------
      Total income before income taxes and
      minority interest                    $  183,185   $  144,029   $  139,353
===============================================================================

Income tax expense/(benefit):
      Currently payable:
            Federal                        $   (2,788)  $    5,275   $    1,053
            State                                (281)        (961)      (1,718)
            International                      31,471       24,233       24,897
-------------------------------------------------------------------------------
      Total income taxes currently payable     28,402       28,547       24,232

      Deferred federal and state               17,110       12,255       13,048
      Deferred international                    7,797        3,815        5,918
-------------------------------------------------------------------------------
      Total income tax expense             $   53,309   $   44,617   $   43,198
===============================================================================

Continuing Operations                      $   49,034   $   41,708   $   42,240
Discontinued Operations                         4,275        2,909          958
-------------------------------------------------------------------------------
      Total income tax expense             $   53,309   $   44,617   $   43,198
===============================================================================

Cash payments for income taxes were $26.2 million, $23.5 million and $18.7 million, for 2004, 2003 and 2002, respectively.

The following is a reconciliation of the normal expected statutory U.S. federal income tax rate to the effective rate as a percentage of Income before income taxes and minority interest for both continuing and discontinued operations as reported in the Consolidated Statements of Income:

                                              2004         2003         2002
-------------------------------------------------------------------------------
U.S. federal income tax rate                  35.0%        35.0%        35.0%
State income taxes, net of federal income
  tax benefit                                  1.0          0.3          0.3
Export sales corporation benefit              (0.6)        (0.7)        (0.9)
Deductible 401(k) dividends                   (0.4)        (0.6)        (0.9)
Losses for which no tax benefit was
  recorded                                     0.0          0.1          0.4
Difference in effective tax rates on
  international earnings and remittances      (1.7)        (2.2)        (2.2)
Settlement of tax contingencies               (3.3)        (1.1)        (0.9)
Other, net                                    (0.9)         0.2          0.2
-------------------------------------------------------------------------------
Effective income tax rate                     29.1%        31.0%        31.0%
===============================================================================

The decrease in the effective income tax rate from 2003 to 2004 was primarily the result of the benefit of foreign tax credits related to the American Jobs Creation Act of 2004 (AJCA) and the result of the settlement of certain tax contingencies. The settlements of tax contingencies included the adjustment of certain U.S. federal and state income tax contingencies due to favorable outcomes. Additionally, during the fourth quarter of 2004, the Company recorded a favorable income tax expense adjustment of $3.6 million related to prior periods, which was not material, and which was mostly offset by increases in certain international tax contingencies, state income taxes and the amount of international earnings subject to U.S. income taxes.

The tax effects of the primary temporary differences giving rise to the Company's deferred tax assets and liabilities for the years ended December 31, 2004 and 2003 are as follows:

(IN THOUSANDS)                          2004                      2003
-------------------------------------------------------------------------------
DEFERRED INCOME TAXES            ASSET      LIABILITY      ASSET      LIABILITY
-------------------------------------------------------------------------------
Depreciation                   $      --    $ 111,967    $      --    $  79,254
Expense accruals                  22,437           --       14,820           --
Inventories                        3,268           --        2,772           --
Provision for receivables          3,225           --        3,854           --
Postretirement benefits            1,475           --        2,175           --
Deferred revenue                      --        3,770           --        3,167
Operating loss carryforwards      19,667           --       15,510           --
Pensions                          25,649        9,493       24,566        7,935
Other                              5,292        4,071        3,719        2,177
-------------------------------------------------------------------------------
      Subtotal                    81,013      129,301       67,416       92,533
Valuation allowance              (17,492)          --      (13,098)          --
-------------------------------------------------------------------------------
Total deferred income taxes    $  63,521    $ 129,301    $  54,318    $  92,533
===============================================================================

At December 31, 2004 and 2003, Other current assets included deferred income tax benefits of $28.9 million and $22.9 million, respectively.

At December 31, 2004, after-tax net operating loss carryforwards (NOLs) totaled $19.7 million. Of that amount, $4.1 million is attributable to international operations and may be carried forward indefinitely. After-tax U.S. state NOLs are $15.6 million. Of that amount, $2.2 million expire in 2005-2011, $5.3 million expire in 2012-2019, and $8.1 million expire in 2024. Included in the above-mentioned total are $0.3 million of preacquisition NOLs.

During both 2004 and 2003, $0.5 million of preacquisition NOLs were utilized by the Company, resulting in tax benefits of $0.2 million.

The valuation allowance of $17.5 million and $13.1 million at December 31, 2004 and 2003, respectively, relates principally to NOLs which are uncertain as to realizability. To the extent that the preacquisition NOLs are utilized in the future and the associated valuation allowance reduced, the tax benefit will be allocated to reduce goodwill.

The change in the valuation allowances for 2004 and 2003 results primarily from the utilization of NOLs, the release of valuation allowances in certain jurisdictions based on the Company's revaluation of the realizability of future benefits, and the increase in valuation allowances in certain jurisdictions based on the Company's revaluation of the realizability of future benefits.

The Company has not provided U.S. income taxes on certain of its non-U.S. subsidiaries' undistributed earnings as such amounts are permanently reinvested outside the U.S. At December 31, 2004, such earnings were approximately $86 million. The Company has various tax holidays in Europe, the Middle East and Asia that expire between 2004 and 2010. These tax holidays resulted in approximately $4.2 million in reduced income tax expense in 2004.

On October 22, 2004, the American Jobs Creation Act (AJCA) was signed into law. The AJCA includes a deduction of 85% for certain international earnings that are repatriated, as defined in the AJCA, to the U.S. The Company may elect to apply this temporary provision to qualifying earnings repatriations during 2005. On January 13, 2005, the U.S. Treasury Department and the U.S. Internal Revenue Service (IRS) issued the first in a series of notices that will provide detailed guidance on the AJCA. The Company is assessing the effects of the repatriation provision and expects to complete its evaluation within a reasonable period of time following the publication of additional guidance by the U.S. Treasury Department and IRS. A specific range of income tax effects of these repatriations has not been determined; however, the Company does not expect a significant impact due to the structure of its international operations as well as the substantial amount of repatriations to the U.S. in prior years.

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

The settlement did not resolve the claim by the Internal Revenue Service ("IRS") that, contrary to the Company's position, certain cargo truck models sold by the Company should be considered to have gross vehicle weights in excess of the 33,000 pound threshold under FET law, are not entitled to an exemption from FET under any other theory, and therefore are taxable. In 1999, the IRS assessed an increase in FET of $30.4 million plus penalties and applicable interest. This increase in FET takes into account offsetting credits of $9.2 million, based on a partial allowance of the Company's $31.9 million claim that certain truck components are exempt from FET. At that time, the IRS disallowed in full the Company's additional claim that it is entitled to the entire $52 million of FET the Company paid on the five-ton trucks, on the grounds that such trucks qualify for the FET exemption applicable to certain vehicles specially designed for the primary function of off-highway transportation. In August 2000, the Company filed legal action against the Government in the U.S. Court of Federal Claims challenging the assessment and seeking a refund of all FET that the Company had paid on five-ton trucks.

The Company, by letter dated August 2, 2004, received formal notice that the Government had accepted a settlement proposal submitted by the Company. Income of $12.5 million from the settlement was recognized by the Company in the third quarter of 2004. This income was recorded as Income related to discontinued defense business on the Company's Consolidated Statement of Income. The Company received the Government's refund of $12.5 million in December 2004.

As a result of developments during the third and fourth quarters of 2003 and during 2004, the Company adjusted an accrual related to this matter. These adjustments were included as Income related to discontinued defense business on the Company's Consolidated Statements of Income for the years ended December 31, 2004 and 2003.

The Company has estimated administrative costs to close-out this matter of approximately $0.2 million. Formal dismissal of the case occurred on January 31, 2005.

ENVIRONMENTAL
The Company is involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites. While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company. The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Consolidated Balance Sheets at December 31, 2004 and 2003 include accruals of $2.7 million and $3.3 million, respectively, for environmental matters. The amounts charged against pre-tax income related to environmental matters totaled $2.1 million, $1.4 million and $1.2 million in 2004, 2003 and 2002, respectively.

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

In January 2002, the New Jersey Department of Environmental Protection ("NJDEP") issued Notices of Civil Administrative Penalty Assessment to the Company for violations of the New Jersey Air Pollution Control Act. The Notices allege that the Company operated a slag processing plant in violation of the emission permit for control of slag dust. The Agency assessed civil administrative penalties totaling approximately $311,000 and the Company filed an appeal with the Agency. In March 2003, NJDEP amended its assessment and reduced the proposed penalty to $146,000. In August 2004, NJDEP amended its reassessment of $146,000 and revised the proposed penalty to

$325,400. The amended order has been appealed. Discussions continue between the parties to resolve this matter. The Company ceased operations at the plant in the fourth quarter of 2001 for unrelated reasons.

CUSTOMER RESTRUCTURING
On January 29, 2004, a customer of the Company announced that it had obtained an order to initiate a Court-supervised restructuring under Canada's Companies' Creditors Arrangement Act (the Act). The Company's net pre-petition receivable balance with the customer as of September 30, 2004 was approximately $5.5 million. In the fourth quarter of 2004, the Company collected substantially all of the outstanding receivable balance via a non-recourse sale to a third party.

ROYALTY EXPENSE DISPUTE
The Company is involved in a royalty expense dispute with Canada Revenue Agency
(CRA). The CRA is proposing to disallow certain royalty expense deductions claimed by the Company's Canadian subsidiary on its 1994-1998 tax returns. As of December 31, 2004, the maximum assessment from the CRA for the period 1994-1998 is approximately $9 million including tax and interest. The Company has filed an administrative appeal and will vigorously contest the disallowance.

The Company currently anticipates that some portion of the assessment may be paid in this royalty expense dispute. However, the Company intends to utilize competent authority proceedings in the U.S. to recover a portion of any required tax payment amount. The Company believes that any amount not recovered through these proceedings has been fully reserved as of December 31, 2004 and, therefore will not have a material adverse affect on the Company's future results of operations.

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

As of December 31, 2004, there are approximately 33,862 pending asbestos personal injury claims filed against the Company. Approximately 26,510 of these cases were pending in the New York Supreme Court for New York County in New York State and approximately 7,069 of the cases were pending in state courts of various counties in Mississippi. The other claims totaling approximately 283 are filed in various counties in a number of state courts, and in U.S. Federal District Court for the Eastern District of Pennsylvania, and those complaints assert lesser amounts of damages than the New York cases or do not state any amount claimed.

As of December 31, 2004, the Company has obtained dismissal by stipulation, or summary judgment prior to trial, in all cases that have proceeded to trial. To date, the Company has been dismissed from 7,950 cases.

In view of the persistence of asbestos litigation nationwide, which has not yet been sufficiently addressed either politically or legally, the Company expects to continue to receive additional claims. However, there were developments during the fourth quarter of 2002 that could have a favorable effect for the Company regarding the pending claims and the number of future claims filed in the New York Supreme Court for New York County and in Mississippi state courts after 2002. On December 19, 2002, the New York Supreme Court responsible for managing all asbestos cases pending within New York County issued an Order which created a Deferred or Inactive Docket for all pending and future asbestos claims filed by plaintiffs who cannot demonstrate that they have a malignant condition or discernible physical impairment, and an Active Docket for plaintiffs who are able to show such medical conditions. The Court is reviewing cases for docketing based on their date of filing, with the older pending cases reviewed first. Cases designated as Active are then assigned to a "FIFO" trial group, which groups are scheduled for trial in the designated months of either February or August. For cases in which there has been a recent death or a diagnosis of cancer, the Court reviews such cases on an expedited basis and, if medically supported, such cases are transferred to an "In Extremis" trial group, which groups are scheduled for trial in the designated months of either May or November. As of September 30, 2004, the Company was listed as a defendant in approximately 245 pending cases in the New York Supreme Court for New York County that have been designated as Active or "In Extremis" and assigned to trial groups. To date, the Company has been dismissed as a defendant prior to trial in all New York cases that have proceeded to trial. The number of these dismissals is currently approximately 1,150.

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


11.   CAPITAL STOCK

The authorized capital stock consists of 150,000,000 shares of common stock and 4,000,000 shares of preferred stock, both having a par value of $1.25 per share. The preferred stock is issuable in series with terms as fixed by the Board of Directors. None of the preferred stock has been issued. On June 24, 1997, the Company adopted a revised Shareholder Rights Plan. Under the new Plan, the Board declared a dividend to stockholders of record on September 28, 1997, of one right for each share of common stock. The rights may only be exercised if, among other things, a person or group has acquired 15% or more, or intends to commence a tender offer for 20% or more, of the Company's common stock. Each right entitles the holder to purchase 1/100th share of a new Harsco Junior Participating Cumulative Preferred Stock at an exercise price of $150. Once the rights become exercisable, if any person acquires 20% or more of the Company's common stock, the holder of a right will be entitled to receive common stock calculated to have a value of two times the exercise price of the right. The rights, which expire on September 28, 2007, do not have voting power, and may be redeemed by the Company at a price of $.05 per right at any time until the 10th business day following public announcement that a person or group has accumulated 15% or more of the Company's common stock. At December 31, 2004, 750,000 shares of $1.25 par value preferred stock were reserved for issuance upon exercise of the rights.

The Board of Directors has authorized the repurchase of shares of common stock as follows:

           NO. OF SHARES                      ADDITIONAL        REMAINING NO. OF
           AUTHORIZED TO   NO. OF SHARES   SHARES AUTHORIZED   SHARES AUTHORIZED
           BE PURCHASED      PURCHASED        FOR PURCHASE       FOR PURCHASE
-------------------------------------------------------------------------------
2002           499,154           --                --                499,154
2003           499,154           --             500,846            1,000,000
2004         1,000,000           --                --              1,000,000
===============================================================================

On June 24, 2003, the Board of Directors increased the share repurchase authorization to 1,000,000 shares. In November 2004, the Board of Directors extended the share purchase authorization through January 31, 2006 for the 1,000,000 shares still remaining from the June 2003 authorization.

In 2004, 2003 and 2002, additional issuances of 11,195 shares, 3,633 shares and 5,174 shares, respectively, were made for SGB stock option exercises and employee service awards.

The following chart summarizes the Company's common stock:

BALANCES OUTSTANDING    SHARES ISSUED     TREASURY SHARES    OUTSTANDING SHARES
-------------------------------------------------------------------------------
December 31, 2002         67,034,010         26,494,610          40,539,400
December 31, 2003         67,357,447         26,490,977          40,866,470
DECEMBER 31, 2004         67,911,031         26,479,782          41,431,249
===============================================================================

The following is a reconciliation of the average shares of common stock used to compute basic earnings per common share to the shares used to compute diluted earnings per common share as shown on the Consolidated Statements of Income:


(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)       2004       2003       2002
--------------------------------------------------------------------------------

Income from continuing operations                 $113,540   $ 86,999   $ 88,410
================================================================================
Average shares of common stock outstanding
used to compute basic earnings per common share     41,129     40,690     40,360

Dilutive effect of stock options and restricted
stock units                                            469        283        320
--------------------------------------------------------------------------------
Shares used to compute dilutive effect of
stock options                                       41,598     40,973     40,680
================================================================================
Basic earnings per common share from
continuing operations                             $   2.76   $   2.14   $   2.19
================================================================================
Diluted earnings per common share from
continuing operations                             $   2.73   $   2.12   $   2.17
================================================================================

All outstanding stock options were included in the computation of diluted earnings per share at December 31, 2004. Options to purchase 32,000 shares and 1,369,954 shares were outstanding at December 31, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the effect was antidilutive.


12.   STOCK-BASED COMPENSATION

In 2004, the Company's stockholders approved an amendment to the 1995 Non-Employee Directors' Stock Plan whereby non-employee directors are granted restricted stock or restricted stock units instead of stock options. In 2004, 3,500 restricted stock units with a fair value of $43.42 per unit were granted to the non-employee directors. Each non-employee director was granted 500 restricted stock units vesting after one year. The restricted stock units require no payment from the recipient and compensation cost is measured based on the market price on the grant date and is recorded over the vesting period. Restricted stock units issued to non-employee directors will be exchanged for a like number of shares of Company stock following termination of the participant's service as a director. As issued, restricted stock units do not have an option for cash payout. Compensation expense related to the restricted stock unit awards totaled $0.1 million in 2004.

In 2004, the Company's stockholders approved a proposal to amend the 1995 Executive Incentive Compensation Plan in order to meet new requirements of the New York Stock Exchange and to comply with tax law changes. During 2004, no stock options or restricted stock units were granted to officers or employees. In 2004, the Management Development and Compensation Committee of the Board of Directors approved the granting of restricted stock units as the long-term equity component of officer compensation. In the first quarter of 2005, the Company issued 32,700 performance-based restricted stock units with a fair value of $50.41 per unit to certain officers of the Company. Restricted stock units granted to officers vest after three years of continuous employment. After the restricted stock units vest, they will be exchanged for a like number of shares of Company stock. These restricted stock units are not redeemable for cash.

No stock options were granted during 2004. During 2003, stock options were only granted to non-employee directors. The fair value of stock options granted during 2003 and 2002 was estimated on the date of grant using the binomial option pricing model. The Company discloses the pro forma effect of accounting for stock options under the fair value method in Note 1, "Summary of Significant Accounting Policies." The weighted-average assumptions used and the estimated fair value are as follows:

                                                           STOCK OPTIONS
                                                           -------------
                                                         2003         2002
     -------------------------------------------------------------------------
     Expected term                                    7.5 years      5 years
     Expected stock volatility                            32.7%        35.2%
     Risk-free interest rate                              3.46%        4.24%
     Dividend                                         $    1.05     $   1.00
     Rate of dividend increase                            4.63%        3.25%
     Fair value                                       $    9.70     $   9.48
     -------------------------------------------------------------------------

Prior to 2003, the Company had granted stock options to officers, certain key employees and directors for the purchase of its common stock under two stockholder-approved plans. The 1995 Executive Incentive Compensation Plan authorizes the issuance of up to 4,000,000 shares of the Company's common stock for use in paying incentive compensation awards in the form of stock options or other equity awards such as restricted stock, restricted stock units, or stock appreciation rights. The 1995 Non-Employee Directors' Stock Plan authorizes the issuance of up to 300,000 shares of the Company's common stock for equity awards.

Options were granted at fair market value on the date of grant. Options issued in 2002 under the 1995 Executive Incentive Compensation Plan generally vest and become exercisable commencing two years following the date of grant. Options issued under the 1995 Non-Employee Directors' Stock Plan become exercisable commencing one year following the date of grant but vest immediately. The options under both Plans expire ten years from the date of grant. Upon stockholder approval of these two plans in 1995, the Company terminated the use of the 1986 Stock Option Plan for granting of stock option awards. At December 31, 2004, there were 1,312,281 and 162,500 shares available for granting equity awards under the 1995 Executive Incentive Compensation Plan and the 1995 Non-Employee Directors' Stock Plan, respectively.

Changes during 2004, 2003 and 2002 in stock options outstanding were as follows:

                                                 SHARES        WEIGHTED AVERAGE
                                              UNDER OPTION      EXERCISE PRICE
     ---------------------------------------------------------------------------

     Outstanding, January 1, 2002                 2,135,815          $28.31
     Granted                                        614,237           32.93
     Exercised                                     (552,101)          25.38
     Terminated and expired                         (74,838)          33.09
     ---------------------------------------------------------------------------

     Outstanding, December 31, 2002               2,123,113           30.30
     Granted                                         16,000(a)        33.92
     Exercised                                     (325,480)          27.15
     Terminated and expired                        (118,553)          33.76
     ---------------------------------------------------------------------------

     Outstanding, December 31, 2003               1,695,080           30.72
     Granted                                              -            -
     Exercised                                     (564,529)          30.02
     Terminated and expired                          (9,450)          40.25
     ---------------------------------------------------------------------------

     OUTSTANDING, DECEMBER 31, 2004               1,121,101(b)       $31.01
     ===========================================================================

     (a)   During 2003, options were only granted to non-employee directors.

     (b) Included in options outstanding at December 31, 2004 were 5,107 options granted to SGB key employees as part of the Company's acquisition of SGB in 2000. These options are not a part of the 1995 Executive Compensation Plan, or the 1995 Non-Employee Directors' Stock Plan.

Options to purchase 1,098,831 shares, 1,187,938 shares and 1,536,411 shares were exercisable at December 31, 2004, 2003 and 2002, respectively. The following table summarizes information concerning outstanding and exercisable options at December 31, 2004.

                             OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                 ---------------------------------------------    ---------------------------
    RANGE OF                      REMAINING        WEIGHTED                       WEIGHTED
  EXERCISABLE       NUMBER    CONTRACTUAL LIFE     AVERAGE           NUMBER       AVERAGE
    PRICES       OUTSTANDING      IN YEARS      EXERCISE PRICE    EXERCISABLE  EXERCISE PRICE
---------------------------------------------------------------------------------------------
$23.81 - $29.00    470,487           5.5            $26.88           457,777       $26.89
 29.31 -  32.65    395,320           6.4             32.25           394,120        32.25
 32.81 -  46.16    255,294           3.5             36.69           246,934        36.73
---------------------------------------------------------------------------------------------
                 1,121,101                                         1,098,831
=============================================================================================

13. FINANCIAL INSTRUMENTS

OFF-BALANCE SHEET RISK
As collateral for the Company's performance and to insurers, the Company is contingently liable under standby letters of credit, bonds and bank guarantees in the amount of $239.1 million and $216.3 million at December 31, 2004 and 2003, respectively. These standby letters of credit, bonds and bank guarantees are generally in force for up to four years. Certain issues have no scheduled expiration date. The Company pays fees to various banks and insurance companies that range from 0.08 to 1.85 percent per annum of their face value. If the Company were required to obtain replacement standby letters of credit, bonds and bank guarantees as of December 31, 2004 for those currently outstanding, it is the Company's opinion that the replacement costs would not vary significantly from the present fee structure.

The Company has currency exposures in over 40 countries. The Company's primary foreign currency exposures during 2004 were in the United Kingdom, European Economic and Monetary Union countries, South Africa and Australia.

OFF-BALANCE SHEET RISK - THIRD PARTY GUARANTEES
In connection with the licensing of one of the Company's trade names and providing certain management services (the furnishing of selected employees), the Company guarantees the debt of certain third parties related to its international operations. These guarantees are provided to enable the third parties to obtain financing of their operations. The Company receives fees from these operations, which are included as Services sales in the Company's Consolidated Statements of Income. The revenue the Company recorded from these entities was $1.0 million, $1.5 million and $1.9 million for the twelve months ended December 31, 2004, 2003 and 2002, respectively. The guarantees are renewed on an annual basis and the Company would only be required to perform under the guarantee if the third parties default on their debt. The maximum potential amount of future payments (undiscounted) related to these guarantees was $2.9 million at December 31, 2004 and 2003. There is no recognition of this potential future payment in the accompanying financial statements as the Company believes the potential for making these payments is remote. These guarantees were renewed in June 2004, September 2004 and November 2004.

The Company provided an environmental indemnification for property that was sold to a third party in 2004. The term of this guarantee is seven years and the Company would only be required to perform under the guarantee if an environmental matter is discovered on the property relating to the time the Company owned the property and was not known by the buyer at the date of sale. The Company is not aware of any environmental issues related to this property. The maximum potential amount of future payments (undiscounted) related to this guarantee is $0.8 million at December 31, 2004. There is no recognition of this potential future payment in the accompanying financial statements as the Company believes the potential for making this payment is remote.

Every three years, the Company requires a third party to review procedures and record keeping related to the production of certain products. Commencing in 2004, the Company provided an indemnification for any costs incurred by the third party resulting from an injury while these services are being provided to the Company. In addition, the Company provided an indemnification for certain costs resulting from an outside claim against the third party. The indemnification is provided for as long as the Company is producing products which meet the third party's specifications. At December 31, 2004, the maximum potential amount of future payments (undiscounted) related to this guarantee is $3.0 million per claim. This amount represents the Company's self-insured maximum limitation. There is no specific recognition of this potential future payment in the accompanying financial statements as the Company believes the potential for any claims is remote.

Liabilities for the fair value of each of the guarantee instruments noted above were recognized in accordance with FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45) which the Company adopted January 1, 2003. These liabilities are included in Other current liabilities or Other liabilities (as appropriate) on the Consolidated Balance Sheets. The recognition of these liabilities did not have a material impact on the Company's financial condition or results of operations for the twelve months ended December 31, 2004 or 2003.

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

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company has several hedges of net investment recorded in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The Company recorded a debit of $8.5 million and $17.1 million during 2004 and 2003, respectively, in the foreign currency translation adjustments line of Other comprehensive income (expense) related to hedges of net investments.

At December 31, 2004 and 2003, the Company had $93.7 million and $78.4 million contracted amounts, respectively, of foreign currency forward exchange contracts outstanding. These contracts are part of a worldwide program to minimize foreign currency exchange operating income and balance sheet exposure. The unsecured contracts mature within six months and are with major financial institutions. The Company may be exposed to credit loss in the event of non-performance by the other parties to the contracts. The Company evaluates the credit worthiness of the counterparties' financial condition and does not expect default by the counterparties. Foreign currency forward exchange contracts are used to hedge commitments, such as foreign currency debt, firm purchase commitments and foreign currency cash flows for certain export sales transactions.

The following tables summarize by major currency the contractual amounts of the Company's forward exchange contracts in U.S. dollars as of December 31, 2004 and 2003. The "Buy" amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the "Sell" amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies.

   FORWARD EXCHANGE CONTRACTS
   -----------------------------------------------------------------------------
   (IN THOUSANDS)                       AS OF DECEMBER 31, 2004
   -----------------------------------------------------------------------------
                                  U.S. DOLLAR                        RECOGNIZED
                            TYPE   EQUIVALENT        MATURITY        GAIN (LOSS)
   -----------------------------------------------------------------------------
   Euros                    Buy    $  33,210   Through February 2005   $  368
   Euros                    Sell      40,779       January 2005          (968)
   British pounds sterling  Buy        7,287       January 2005          (195)
   Canadian Dollars         Buy        7,210       January 2005           178
   Canadian Dollars         Sell       3,149       January 2005           (73)
   Australian Dollars       Buy          433       January 2005            14
   Australian Dollars       Sell       1,629    Through April 2005        (29)
   -----------------------------------------------------------------------------
            Total                  $  93,697                           $ (705)
   =============================================================================

At December 31, 2004, the Company held forward exchange contracts in British pounds sterling, euros, Canadian dollars and Australian dollars which were used to offset certain future payments between the Company and its various subsidiaries or vendors. These contracts all mature by April 2005. The Company had an outstanding forward contract designated as a SFAS 133 cash flow hedge in the amount of $587 thousand at December 31, 2004. This forward contract had an unrealized gain of $67 thousand that was included in Other comprehensive income (expense) net of deferred taxes at December 31, 2004. The Company did not elect to treat the remaining contracts as hedges under SFAS 133 and so mark-to-market gains and losses were recognized in net income.

   FORWARD EXCHANGE CONTRACTS
   -----------------------------------------------------------------------------
   (IN THOUSANDS)                       AS OF DECEMBER 31, 2003
   -----------------------------------------------------------------------------
                                  U.S. DOLLAR                        RECOGNIZED
                            TYPE   EQUIVALENT        MATURITY        GAIN (LOSS)
   -----------------------------------------------------------------------------
   Euros                    Sell   $  44,186     By February 2004      $ (270)
   Euros                    Buy       27,008     By February 2004         227
   British pounds sterling  Buy        6,139     By February 2004         119
   British pounds sterling  Sell       1,082     By February 2004         (48)
   -----------------------------------------------------------------------------
            Total                  $  78,415                           $   28
   =============================================================================

At December 31, 2003, the Company held forward exchange contracts in British pounds sterling and euros which were used to offset certain future payments between the Company and its various subsidiaries or vendors. These contracts all matured by February 2004. The Company had outstanding forward contracts designated as SFAS 133 cash flow hedges in the amount of $1.6 million at December 31, 2003. These forward contracts had a net unrealized loss of $47 thousand that was included in Other comprehensive income (expense) net of deferred taxes at December 31, 2003. The Company did not elect to treat the remaining contracts as hedges under SFAS 133 and so mark-to-market gains and losses were recognized in net income.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
The major methods and assumptions used in estimating the fair values of financial instruments are as follows:

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


The carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 2004 and 2003 are as follows:

   (IN THOUSANDS)                          2004                    2003
   -----------------------------------------------------------------------------
                                  CARRYING      FAIR       CARRYING     FAIR
                                   AMOUNT       VALUE       AMOUNT      VALUE
   -----------------------------------------------------------------------------
   Assets:
      Cash and cash equivalents  $  94,093    $  94,093   $  80,210   $  80,210
      Foreign currency forward
        exchange contracts             --           --           28          28
   Liabilities:
      Long-term debt including
        current maturities       $ 609,664    $ 651,456   $ 598,677   $ 633,190
      Foreign currency forward
        exchange contracts             705          705         --          --
   -----------------------------------------------------------------------------

14. INFORMATION BY SEGMENT AND GEOGRAPHIC AREA

The Company reports information about its operating segments using the "management approach" in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). This approach is based on the way management organizes and reports the segments within the enterprise for making operating decisions and assessing performance. The Company's reportable segments are identified based upon differences in products, services and markets served. There were no significant inter-segment sales.

The Company's Divisions are aggregated into three reportable segments and an "all other" category labeled Engineered Products and Services. Due to management changes, effective January 1, 2004, the air-cooled heat exchangers business was reclassified from the Gas and Fluid Control Segment to the Other Infrastructure Products and Services ("all other") Category. In June 2004, the Company announced a new identity for its Gas and Fluid Control Segment and renamed it Gas Technologies. Additionally, the Other Infrastructure Products and Services ("all other") Category was renamed the Engineered Products and Services ("all other") Category. These segments and the types of products and services offered include the following:

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

GAS TECHNOLOGIES
Major products and services are gas containment cylinders and tanks; cryogenic equipment; and valves, regulators and gauges for high pressure and liquid propane gas equipment, refrigeration, specialty, scuba and life support equipment.

Major customers include various industrial markets; petrochemical sectors; propane, compressed gas, life support, scuba and refrigerant gas industries; gas equipment companies; automotive industry; welding distributors; medical laboratories; beverage carbonation users; and the animal husbandry industry.

ENGINEERED PRODUCTS AND SERVICES ("ALL OTHER") CATEGORY
Major products and services include granules for asphalt roofing shingles and slag abrasives for industrial surface preparation derived from coal slag; railway track maintenance equipment and services; industrial grating; boilers and water heaters; air-cooled heat exchangers; and process equipment, including industrial blenders, dryers and mixers.

Major customers include asphalt roofing manufacturers; private and government-owned railroads worldwide; urban mass transit operators; and industrial plants. Other customers include the chemical, food processing and pharmaceutical industries; natural gas and process industries; and the institutional building and retrofit markets.

OTHER INFORMATION
The measurement basis of segment profit or loss is operating income. Sales of the Company in the United States and the United Kingdom exceeded 10% of consolidated sales with 42% and 21%, respectively, in 2004; 43% and 21%, respectively, in 2003; and 46% and 21%, respectively, in 2002. No single customer represented 10% or more of the Company's sales during 2004, 2003 or 2002. However, the Mill Services Segment is dependent largely on the global steel industry and has two European based customers that each provided in excess of 10% of this segment's revenues for the years 2002 to 2004 under multiple long-term contracts at several mill sites. The loss of any one of the contracts would not have a material adverse effect upon the Company's financial position or cash flows; however, it could have a material effect on quarterly or annual results of operations. There are no significant inter-segment sales.

Corporate assets include principally cash, prepaid pension costs and United States deferred taxes. Assets in the United Kingdom represent 25% of total assets excluding corporate assets as of December 31, 2004 and 2003, and are disclosed separately in the geographic area information.

                               SEGMENT INFORMATION

                                                                 TWELVE MONTHS ENDED
                                        ---------------------------------------------------------------------
                                          DECEMBER 31, 2004      DECEMBER 31, 2003(a)    DECEMBER 31, 2002(a)

                                                    OPERATING               OPERATING               OPERATING
   (IN MILLIONS)                         SALES(b)   INCOME(c)    SALES(b)   INCOME(c)    SALES(b)   INCOME(c)
   ----------------------------------------------------------------------------------------------------------
   Mill Services Segment                $   997.4    $ 105.5    $   827.5    $  85.9    $   696.8    $  73.5

   Access Services Segment                  706.5       44.4        619.1       37.4        587.9       41.7

   Gas Technologies Segment                 339.1       14.4        294.0       14.5        307.9       22.0
   ----------------------------------------------------------------------------------------------------------

   Segment Totals                         2,043.0      164.3      1,740.6      137.8      1,592.6      137.2

   Engineered Products and Services
     ("all other") Category                 459.1       47.0        377.9       36.5        384.1       38.6

   General Corporate                          -         (1.5)         -         (0.4)         -          0.2
   ----------------------------------------------------------------------------------------------------------

   Consolidated Totals                  $ 2,502.1    $ 209.8    $ 2,118.5    $ 173.9    $ 1,976.7    $ 176.0
   ==========================================================================================================

(a) Segment information for 2003 and 2002 has been reclassified to conform with the current presentation.
(b)  Sales from continuing operations to unaffiliated customers.
(c)  Operating income (loss) from continuing operations.

        RECONCILIATION OF SEGMENT OPERATING INCOME TO CONSOLIDATED INCOME
                    BEFORE INCOME TAXES AND MINORITY INTEREST

                                                    TWELVE MONTHS ENDED
                                           -------------------------------------
                                           DECEMBER 31  DECEMBER 31  DECEMBER 31
(IN MILLIONS)                                  2004       2003(a)      2002(a)
--------------------------------------------------------------------------------

Segment operating income                    $  164.3     $  137.8     $  137.2

Engineered Products and Services
   ("all other") Category                       47.0         36.5         38.6

General Corporate Income (Expense)              (1.5)        (0.4)         0.2
--------------------------------------------------------------------------------

Operating income from continuing
  operations                                   209.8        173.9        176.0

Equity in income of unconsolidated
  entities, net                                  0.1          0.3          0.3

Interest Income                                  2.3          2.2          3.7

Interest Expense                               (41.0)       (40.5)       (43.3)

--------------------------------------------------------------------------------
Income from continuing operations before
  income taxes and minority interest        $  171.2     $  135.9     $  136.7
================================================================================

(a) Segment information for 2003 and 2002 has been reclassified to conform with the current presentation.

                          SEGMENT INFORMATION

                                                                                   DEPRECIATION AND
                                                 ASSETS(a)                          AMORTIZATION(b)
                                  --------------------------------------------------------------------------
(IN MILLIONS)                        2004         2003(c)       2002(c)       2004       2003(c)     2002(c)
------------------------------------------------------------------------------------------------------------
Mill Services Segment             $   985.6     $   898.0     $   766.8     $ 107.7     $  96.9     $  86.2

Access Services Segment               763.9         696.2         685.4        48.0        41.7        37.4

Gas Technologies Segment              257.2         239.5         238.4        12.7        13.0        13.9
------------------------------------------------------------------------------------------------------------
Segment Totals                      2,006.7       1,833.7       1,690.6       168.4       151.6       137.5

Engineered Products and Services
  ("all other") Category              274.6         215.7         226.2        14.7        15.9        16.9

Corporate                             108.5          88.6          82.5         1.3         1.4         1.3
------------------------------------------------------------------------------------------------------------
     Total                        $ 2,389.8     $ 2,138.0     $ 1,999.3     $ 184.4     $ 168.9     $ 155.7
============================================================================================================

(a) Assets from discontinued operations of $0.5 million, $1.0 million and $1.3 million in 2004, 2003 and 2002, respectively, are included in the Gas Technologies Segment.
(b) Depreciation and amortization from discontinued operations of $0.5 million in 2002 are included in the Gas Technologies Segment.
(c) Segment information for 2003 and 2002 has been reclassified to conform with the current presentation.

                                           CAPITAL EXPENDITURES(a)
-----------------------------------------------------------------------

(IN MILLIONS)                         2004        2003(b)      2002(b)
-----------------------------------------------------------------------
                                    $ 120.9      $  88.1      $  62.5
Mill Services Segment

Access Services Segment                50.4         41.2         34.3

Gas Technologies Segment                8.9          7.8          8.3
-----------------------------------------------------------------------
Segment Totals                        180.2        137.1        105.1

Engineered Products and Services
  ("all other") Category               22.6          6.3          8.8

Corporate                               1.4          0.4          0.4
-----------------------------------------------------------------------
      Total                         $ 204.2      $ 143.8      $ 114.3
=======================================================================

(a) Capital Expenditures from discontinued operations of $0.6 million in 2002 are included in the Gas Technologies Segment.
(b) Segment information for 2003 and 2002 has been reclassified to conform with the current presentation.

                        INFORMATION BY GEOGRAPHIC AREA(a)

GEOGRAPHIC AREA      SALES TO UNAFFILIATED CUSTOMERS                  ASSETS
                    ---------------------------------   ---------------------------------
(IN MILLIONS)          2004        2003        2002        2004        2003        2002
-----------------------------------------------------------------------------------------
United States       $ 1,047.4   $   902.4   $   903.2   $   721.8   $   650.0   $   648.4
United Kingdom          534.1       453.4       405.7       578.9       506.6       477.7
All Other               920.6       762.7       667.8       980.6       892.8       790.7
-----------------------------------------------------------------------------------------

Totals excluding
 Corporate          $ 2,502.1   $ 2,118.5   $ 1,976.7   $ 2,281.3   $ 2,049.4   $ 1,916.8
=========================================================================================

(a) Revenues are attributed to individual countries based on the location of the facility generating the revenue.


                     INFORMATION ABOUT PRODUCTS AND SERVICES

                                           ----------------------------------
PRODUCT GROUP                                SALES TO UNAFFILIATED CUSTOMERS
                                           ----------------------------------
(IN MILLIONS)                                 2004        2003        2002
-----------------------------------------------------------------------------

Mill services                              $   997.4   $   827.5   $   696.8
Access services                                706.5       619.1       587.9
Industrial gas products                        339.1       293.9       307.8
Railway track maintenance services and
  equipment                                    209.8       173.1       157.2
Industrial grating products                     85.6        66.2        86.0
Industrial abrasives and roofing granules       70.9        68.9        68.7
Heat exchangers                                 60.1        41.2        42.8
Powder processing equipment and heat
  transfer products                             32.7        28.6        28.5
Medical waste disposal (divested in 2002)        --          --          1.0
-----------------------------------------------------------------------------
Consolidated Sales                         $ 2,502.1   $ 2,118.5   $ 1,976.7
=============================================================================

15. OTHER (INCOME) AND EXPENSES

In the years 2004, 2003 and 2002, the Company recorded pre-tax Other (income) and expenses from continuing operations of $4.9 million, $7.0 million and $3.5 million, respectively. The major components of this income statement category are as follows:

                                         OTHER (INCOME) AND EXPENSES
                                      ----------------------------------
 (IN THOUSANDS)                          2004       2003       2002
------------------------------------------------------------------------

Net gains                              $(1,524)   $(3,543)   $(7,091)

Impaired asset write-downs                 484        168        204

Employee termination benefit costs       3,892      6,064      7,140

Costs to exit activities                   975      2,725      1,934

Other expense                            1,035      1,541      1,286
------------------------------------------------------------------------

Total                                  $ 4,862    $ 6,955    $ 3,473
========================================================================

NET GAINS
Net gains are recorded from the sales of redundant properties (primarily land, buildings and related equipment) and non-core assets. In 2004, this included $1.1 million in the Access Services Segment and $0.4 million in the Mill Services Segment.

In 2003, this included $2.5 million in the Access Services Segment and $0.7 million in the Mill Services Segment.

In 2002, net gains included $2.2 million in the Access Services Segment as well as $1.9 million for assets of a product line in the Engineered Products and Services ("all other") Category. A $2.7 million net gain was also realized from the sale of an equity investment which was part of the Mill Services Segment.

Cash proceeds associated with these gains are included in Proceeds from the sale of assets in the investing activities section of the Consolidated Statements of Cash Flows.

IMPAIRED ASSET WRITE-DOWNS
Impairment losses are measured as the amount by which the carrying amount of assets exceeded their estimated fair value. Fair value is estimated based upon the expected future realizable cash flows including anticipated selling prices.

Non-cash impaired asset write-downs are included in Other, net in the Consolidated Statements of Cash Flows as adjustments to reconcile net income to net cash provided by operating activities.

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

The total amount of employee termination benefit costs incurred for the years 2004, 2003 and 2002 was as follows. None of the actions are expected to incur any additional costs.

-----------------------------------------------------------------------
                                     EMPLOYEE TERMINATION BENEFIT COSTS
                                     ----------------------------------
(IN THOUSANDS)                          2004        2003        2002
-----------------------------------------------------------------------

Mill Services Segment                 $ 1,338     $ 3,101     $ 3,591

Access Services Segment                 1,504       1,778       1,722

Gas Technologies Segment(a)               229         174         247

Engineered Products and Services
  ("all other") Category(a)               685         749       1,475

Corporate                                 136         262         105
-----------------------------------------------------------------------

Total                                 $ 3,892     $ 6,064     $ 7,140
=======================================================================

(a) Segment information for prior periods has been reclassified to conform with the current presentation. Due to management changes, effective January 1, 2004, the air-cooled heat exchangers business, which was previously classified in the Gas Technologies Segment, is classified in the Engineered Products and Services ("all other") category.

The terminations for the years 2002 to 2004 occurred principally in Europe and the United States.

The following table summarizes employee termination benefit costs and payments (associated with continuing operations) related to reorganization actions initiated prior to January 1, 2005:

                                      ORIGINAL REORGANIZATION ACTION PERIOD

(IN THOUSANDS)                        2004       2003       2002      2001
-----------------------------------------------------------------------------
Employee termination benefits
  expense                           $ 3,892    $ 6,064    $ 7,140   $ 10,135
-----------------------------------------------------------------------------
Payments:
     In 2001                            --         --         --      (6,142)
     In 2002                            --         --      (4,438)    (1,997)
     In 2003                            --      (3,838)    (2,627)    (2,215)
     In 2004                         (2,178)    (1,859)       (52)       (33)
-----------------------------------------------------------------------------
Total payments:                      (2,178)    (5,697)    (7,117)   (10,387)
Other:                                   33         87         42        252
-----------------------------------------------------------------------------
Remaining payments as of
  December 31, 2004                 $ 1,747    $   454    $    65   $    --
=============================================================================

The payments for employee termination benefit costs are reflected as uses of operating cash in the Consolidated Statements of Cash Flows.

COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES
Costs associated with exit or disposal activities are recognized in accordance with SFAS 146 and are included as a component of Other expenses in the Company's Consolidated Statements of Income. SFAS 146 addresses involuntary termination costs (as discussed above) and other costs associated with exit or disposal activities (exit costs). Costs to terminate a contract that is not a capital lease are recognized when an entity terminates the contract or when an entity ceases using the right conveyed by the contract. This includes the costs to terminate the contract before the end of its term or the costs that will continue to be incurred under the contract for its remaining term without economic benefit to the entity (lease run-out costs). Other costs associated with exit or disposal activities (e.g., costs to consolidate or close facilities and relocate equipment or employees) are recognized and measured at their fair value in the period in which the liability is incurred. In 2004, $1.0 million of exit costs were incurred. These were principally relocation costs and lease run-out costs for mainly the Mill Services and Access Services Segments.

In 2003 and 2002, exit costs incurred were $2.7 million and $1.9 million, respectively. These were principally lease run-out costs, lease termination costs and relocation costs for mainly the Mill Services and Access Services Segments.

TWO-YEAR SUMMARY OF QUARTERLY RESULTS
(UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                    2004
                                          --------------------------------------
QUARTERLY                                   FIRST    SECOND    THIRD     FOURTH
--------------------------------------------------------------------------------
     Sales                                $ 556.3   $ 617.6   $ 617.3   $ 710.9
     Gross profit (a)                       127.3     149.7     146.5     162.1
     Net income                              16.9      30.7      38.6      35.0
     Basic earnings per share                0.41      0.75      0.94      0.85
     Diluted earnings per share              0.41      0.74      0.93      0.84
================================================================================


(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                    2003
                                          --------------------------------------
QUARTERLY                                   FIRST    SECOND    THIRD     FOURTH
--------------------------------------------------------------------------------
     Sales                                $ 487.9   $ 536.4   $ 530.2   $ 564.0
     Gross profit (a)                       112.2     132.6     130.2     139.1
     Net income                              12.5      25.6      28.5      25.6
     Basic earnings per share                0.31      0.63      0.70      0.63
     Diluted earnings per share              0.31      0.63      0.69      0.62
================================================================================

(a) Gross profit is defined as Sales less costs and expenses associated directly with or allocated to products sold or services rendered.


COMMON STOCK PRICE AND DIVIDEND INFORMATION
(UNAUDITED)
                                         MARKET PRICE PER SHARE       DIVIDENDS
                                         ----------------------       DECLARED
                                            HIGH         LOW          PER SHARE
--------------------------------------------------------------------------------
2004
First Quarter                             $  48.78    $  43.00        $  0.2750
Second Quarter                               47.00       40.10           0.2750
Third Quarter                                47.35       41.87           0.2750
Fourth Quarter                               56.24       44.55           0.3000

2003
First Quarter                             $  32.60    $  27.50        $  0.2625
Second Quarter                               36.88       30.30           0.2625
Third Quarter                                39.49       35.14           0.2625
Fourth Quarter                               44.39       37.06           0.2750
================================================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.


ITEM 9A. CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of December 31, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date of their evaluation.

Management's Report on Internal Controls Over Financial Reporting is included in
Part II, Item 8, "Financial Statements and Supplementary Data." Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in Part II, Item 8, "Financial Statements and Supplementary Data," which expresses unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2004.



ITEM 9B. OTHER INFORMATION

10b5-1 Plan
-----------

The Chief Executive Officer (CEO) of the Company adopted in the Fourth Quarter of 2004, a personal trading plan, as part of a long-term strategy for asset diversification and liquidity, in accordance with the Securities and Exchange Commission's Rule 10b5-1. Under the plan, the CEO will exercise, under pre-arranged terms, up to 167,500 options in open market transactions. The 167,500 options represent approximately 38% of his total option holdings at the time the trading plan was initiated. The trading plan will expire in December 2005. As of March 10, 2005, 75,500 shares have been sold under the trading plan.

The Chief Financial Officer (CFO) of the Company adopted in the Third Quarter of 2004, a personal trading plan, as part of a long-term strategy for asset diversification and liquidity, in accordance with the Securities and Exchange Commission's Rule 10b5-1. Under the plan, the CFO will exercise, under pre-arranged terms, up to 40,000 options in open market transactions, some of which are set to expire within the next year. The 40,000 options represented approximately 30% of his total option holdings at the time the trading plan was initiated. The trading plan expired in February 2005. As of the expiration of the trading plan, all 40,000 shares had been sold.

Rule 10b5-1 allows officers and directors, at a time when they are not in possession of material non-public information, to adopt written plans to sell shares on a regular basis under pre-arranged terms, regardless of any subsequent non-public information they may receive. Exercises of stock options by the CEO or CFO pursuant to the terms of the plan will be disclosed publicly through Form 144 and Form 4 filings with the Securities and Exchange Commission.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). Other information required by this Item is incorporated by reference to the sections entitled "Director Information," "Report of the Audit Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the 2005 Proxy Statement.

The Company's Code of Ethics for the Chief Executive Officer and Senior Financial Officers (the "Code") may be found on the Company's internet website, www.harsco.com. The Company intends to disclose on the website any amendments to the Code or any waiver from a provision of the Code. The Code is available in print to any stockholder who requests it.


ITEM 11. EXECUTIVE COMPENSATION

Information regarding compensation of executive officers and directors is incorporated by reference to the sections entitled "Management Development and Compensation Committee Report on Executive Compensation"; "Executive Compensation and Other Information"; "Stock Options"; "Options Exercises and Holdings"; "Stock Performance Graph"; "Retirement Plans"; "Employment Agreements with Officers of the Company"; and "Directors' Compensation" of the 2005 Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the sections entitled "Share Ownership of Certain Beneficial Owners" and "Share Ownership of Management" of the 2005 Proxy Statement.

EQUITY COMPENSATION PLAN INFORMATION
The Company maintains the 1995 Executive Incentive Compensation Plan and the 1995 Non-Employee Directors' Stock Plan, which allow the Company to grant equity awards to eligible persons. Upon stockholder approval of these two plans in 1995, the Company terminated the use of the 1986 Stock Option Plan for granting stock option awards.

The Company also assumed options under the SGB Group Plc Discretionary Share Option Plan 1997 (the "SGB Plan") upon the Company's acquisition of SGB Group Plc ("SGB") in 2000. At the time of the acquisition, various employees of the U.K.-based SGB held previously granted stock options under the SGB Plan. Harsco authorized the issuance of Harsco common stock to fulfill these SGB Plan stock options upon exercise from time to time. Harsco has not made any additional stock option grants under the SGB Plan since the acquisition and will not make any further grants in the future.

The following table gives information about equity awards under these plans as of December 31, 2004. All securities referred to are shares of Harsco common stock.

                                     EQUITY COMPENSATION PLAN INFORMATION
--------------------------------------------------------------------------------------------------------------
                                     Column(a)                   Column(b)                   Column(c)
                                                                                       Number of securities
                                                                                      remaining available for
                            Number of securities to be   Weighted-average exercise     future issuance under
                              issued upon exercise of      price of outstanding      equity compensation plans
                                outstanding options,       options, warrants and       (excluding securities
Plan category                   warrants and rights               rights               reflected in column(a))
--------------------------------------------------------------------------------------------------------------
Equity compensation plans
 approved by security holders(1)      1,115,994                   $30.97                      1,474,781

Equity compensation plans not
 approved by security holders             5,107(2)                $40.14(3)                         --
--------------------------------------------------------------------------------------------------------------
Total                                 1,121,101                   $31.01                      1,474,781
==============================================================================================================

(1) Plans include the 1995 Executive Incentive Compensation Plan, as amended, and the 1995 Non-Employee Directors' Stock Plan, as amended.
(2) Represents the shares of Harsco common stock issuable as replacement option shares in satisfaction of the exercise of stock options granted by SGB under the SGB Plan as described below. This plan is not a material equity compensation plan of the Company.
(3) These stock options denominate the exercise price in British pounds sterling. The price shown is translated into U. S. dollars at an exchange rate of $1.9185 effective December 31, 2004.

Description of the Equity Compensation Plan Not Approved by Security Holders
----------------------------------------------------------------------------

The SGB Group Plc Discretionary Share Option Plan 1997

Upon the acquisition of SGB in June 2000, the Company authorized the assumption of outstanding options granted under the SGB Plan and the issuance of options ("Harsco Replacement Options") exercisable for shares of Harsco common stock in exchange for options granted by SGB pursuant to the SGB Plan and exercisable for shares of SGB common stock ("SGB Options"). On June 30, 2000, the Company commenced an offer ("Option Exchange Offer") to the holders of SGB Options for an equivalent Harsco Replacement Option. Upon completion of the Option Exchange Offer, each SGB Option exercisable for one SGB share was exchanged for a Harsco Replacement Option exercisable for a fraction, equal to 0.1362, of one share of Harsco common stock. The Company has authorized the issuance of Harsco common stock from treasury or from authorized but unissued shares as necessary to fulfill the terms of the Harsco Replacement Options. The maximum number of shares of Harsco common stock that were issuable upon exercise of the Harsco Replacement Options was 61,097. Only those SGB participants who accepted the Option Exchange Offer and received Harsco Replacement Options were eligible to continue participation in the SGB Plan. SGB Options were granted under the Plan on five different dates prior to the acquisition. The exercise prices of the Harsco Replacement Options varied depending on the original SGB Option date of grant and ranged from 11.45 British pounds sterling to 20.92 British pounds sterling. All Harsco Replacement Options currently outstanding have an exercise price of 20.92 British pounds sterling. The options are exercisable during the period commencing on the third anniversary of the date the original SGB Options were granted and ending on the day before the tenth anniversary of the date the SGB Options were granted. If a participant ceases to be an Eligible Employee (as defined under the Plan), the participant's Harsco Replacement Options will lapse, except in the event that the participant ceases to be an Eligible Employee due to death or injury, disability, redundancy or retirement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is incorporated by reference to the section entitled "Employment Agreements with Officers of the Company" of the 2005 Proxy Statement.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accounting fees and services is incorporated by reference to the section entitled "Fees Billed by the Accountants for Audit and Non-Audit Services" of the 2005 Proxy Statement.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     (a)  1.   The Consolidated Financial Statements are listed in the index to
               Item 8, "Financial Statements and Supplementary Data," on page
               42.

     (a)  2.   The following financial statement schedule should be read in conjunction with the Consolidated Financial Statements (see Item
               8, "Financial Statements and Supplementary Data"):

                                                                       Page
                                                                       ----
                  Report of Independent Registered Public
                      Accounting Firm                                   43

                  Schedule II - Valuation and Qualifying
                    Accounts for the years 2004, 2003 and 2002          89

          Schedules other than the schedule listed above are omitted for the reason that they are either not applicable or not required or because the information required is contained in the financial statements or notes thereto.

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

                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
                              CONTINUING OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                COLUMN C
                 COLUMN A                        COLUMN B      Additions      COLUMN D (Deductions) Additions        COLUMN E
                 --------                        --------      ---------      -------------------------------        --------
                                                Balance at     Charged to    Due to Currency
                                               Beginning of     Cost and       Translation                          Balance at
Description                                       Period        Expenses       Adjustments           Other(a)      End of Period
-----------                                       ------        --------       -----------           --------      -------------
FOR THE YEAR 2004:

  Deducted from receivables:
    Uncollectible accounts                       $ 24,612       $  5,048         $   863           $ (11,428)(b)     $ 19,095
                                                   ======         ======            ====             ========          ======

  Deducted from inventories:
    Inventory valuations                         $  5,950       $  2,849         $   343           $  (4,084)        $  5,058
                                                   ======         ======            ====             ========          ======

  Other reorganization and valuation reserves    $  6,692       $  4,811         $   283           $  (6,547)        $  5,239
                                                   ======         ======            ====             ========          ======

FOR THE YEAR 2003:

  Deducted from receivables:
    Uncollectible accounts                       $ 36,483       $  3,389         $ 1,609           $ (16,869)(c)     $ 24,612
                                                   ======         ======           =====             ========          ======

  Deducted from inventories:
    Inventory valuations                         $  4,541       $  2,775         $   535           $  (1,901)        $  5,950
                                                   ======         ======            ====             ========          ======

  Other reorganization and valuation reserves    $  8,373       $  7,409         $   643           $  (9,733)        $  6,692
                                                   ======         ======            ====             ========          ======

FOR THE YEAR 2002:

  Deducted from receivables:
    Uncollectible accounts                       $ 32,495       $  6,913         $ 1,655           $  (4,580)        $ 36,483
                                                   ======         ======           =====             ========          ======

  Deducted from inventories:
    Inventory valuations                         $  5,487       $  2,514         $   467           $  (3,927)        $  4,541
                                                   ======         ======            ====             ========          ======

  Other reorganization and valuation reserves    $ 19,559       $  7,709         $   764           $ (19,659)(d)     $  8,373
                                                   ======         ======            ====             ========          ======

(a)  Includes principally the use of previously reserved amounts.
(b) Includes $5,322 for the write-off of six accounts receivable in the Mill Services Segment as well as the write-off of other accounts receivable for all segments.
(c) Includes $6,276 for the write-off of two accounts receivable in the Mill Services Segment as well as the write-off of other accounts receivable for all segments.
(d)  Includes the use of previously reserved Bio-Oxidation balance of $10,377.

(a) 3. Listing of Exhibits Filed with Form 10-K

EXHIBIT
NUMBER                            DATA REQUIRED                                                    LOCATION IN 10-K
------                            -------------                                                    ----------------
3(a)           Articles of Incorporation as amended April 24, 1990                      Exhibit volume, 1990 10-K

3(b)           Certificate of Amendment of Articles of Incorporation filed              Exhibit volume, 1999 10-K
               June 3, 1997

3(c)           Certificate of Designation filed September 25, 1997                      Exhibit volume, 1997 10-K

3(d)           By-laws as amended April 25, 1990                                        Exhibit volume, 1990 10-K

4(a)           Harsco Corporation Rights Agreement dated as of September                Incorporated by reference to Form 8-A,
               28, 1997, with Chase Mellon Shareholder Services L.L.C.                  filed September 26, 1997

4(b)           Registration of Preferred Stock Purchase Rights                          Incorporated by reference to Form 8-A dated
                                                                                        October 2, 1987

4(c)           Current Report on dividend distribution of Preferred Stock               Incorporated by reference to Form 8-K dated
               Purchase Rights                                                          October 13, 1987

4(f)           Debt and Equity Securities Registered                                    Incorporated by reference to Form S-3,
                                                                                        Registration No. 33-56885 dated December 15,
                                                                                        1994, effective date January 12, 1995

4(g)           Harsco Finance B. V. (pound)200 million, 7.25% Guaranteed                Exhibit to 10-Q for the period ended
               Notes due 2010                                                           September 30, 2000

4(h)(i)        Indenture, dated as of May 1, 1985, by and between Harsco                Exhibit to Form 8-K dated September 8, 2003
               Corporation and The Chase Manhattan Bank (National Association),
               as trustee (incorporated herein by reference to Exhibit 4(d)
               to the Registration Statement on Form S-3, filed by Harsco
               Corporation on August 23, 1991 (Reg. No. 33-42389))

4(h)(ii)       First Supplemental Indenture, dated as of April 12, 1995, by             Exhibit to Form 8-K dated September 8, 2003
               and among Harsco Corporation, The Chase Manhattan Bank (National
               Association), as resigning trustee, and Chemical Bank, as
               successor trustee

4(h)(iii)      Form of Second Supplemental Indenture, by and between Harsco             Exhibit to Form 8-K dated September 8, 2003
               Corporation and JPMorgan Chase Bank, as Trustee

4(h)(iv)       Second Supplemental Indenture, dated as of September 12, 2003,           Exhibit to 10-Q for the period ended
               by and between Harsco Corporation and J.P. Morgan Chase Bank,            September 30, 2003
               as Trustee

EXHIBIT
NUMBER                            DATA REQUIRED                                                    LOCATION IN 10-K
------                            -------------                                                    ----------------
4(i)(i)        Form of 5.125% Global Senior Note due September 15, 2013                 Exhibit to Form 8-K dated September 8, 2003

4(i)(ii)       5.125% 2003 Notes due September 15, 2013 described in                    Incorporated by reference to the Prospectus
               Prospectus Supplement dated September 8, 2003 to Form S-3                Supplement dated September 8, 2003 to Form
               Registration under Rule 415 dated December 15, 1994                      S-3, Registration No. 33-56885 dated
                                                                                        December 15, 1994

             MATERIAL CONTRACTS - CREDIT AND UNDERWRITING AGREEMENTS

10(a) (i)      $50,000,000 Facility agreement dated December 15, 2000                   Exhibit volume, 2000 10-K

10(a) (ii)     Agreement extending term of $50,000,000 Facility agreement               Exhibit volume, 2001 10-K
               dated December 15, 2000

10(a) (iii)    Agreement amending term and amount of $50,000,000 Facility               Exhibit volume, 2002 10-K
               agreement dated December 15, 2000

10(a) (iv)     Agreement extending term of $50,000,000 Facility agreement               Exhibit volume, 2003 10-K
               dated December 15, 2000

10(a) (v)      Agreement extending term of $50,000,000 Facility agreement               Exhibit to Form 8-K dated January 25, 2005
               dated December 15, 2000

10(b)          Commercial Paper Dealer Agreement dated September 24, 2003,              Exhibit volume, 2003 10-K
               between ING Belgium SA/NV and Harsco Finance B.V.

10(c)          Commercial Paper Payment Agency Agreement Dated October 1, 2000,         Exhibit volume, 2000 10-K
               Between Salomon Smith Barney Inc. and Harsco Corporation

10(e)          Issuing and Paying Agency Agreement, Dated October 12, 1994,             Exhibit volume, 1994 10-K
               Between Morgan Guaranty  Trust Company of New York and Harsco
               Corporation

10(g)          Three Year Credit Agreement                                              Exhibit to Form 8-K dated August 12, 2004

10(i)          Commercial Paper Dealer Agreement dated June 7, 2001, between            Exhibit to 10-Q for the period ended
               Citibank International plc, National Westminster Bank plc, The           June 30, 2001
               Royal Bank of Scotland plc and Harsco Finance B.V.

10(j)          Commercial Paper Placement Agency Agreement dated November 6,            Exhibit volume, 1998 10-K
               1998, between Chase Securities, Inc. and Harsco Corporation

EXHIBIT
NUMBER                            DATA REQUIRED                                                    LOCATION IN 10-K
------                            -------------                                                    ----------------
10(w)          Commercial Paper Placement Agency Agreement dated April 12,              Exhibit volume, 2002 10-K
               2002, between Credit Suisse First Boston Corp. and Harsco
               Corporation


        MATERIAL CONTRACTS - MANAGEMENT CONTRACTS AND COMPENSATORY PLANS

10(k)          Harsco Corporation Supplemental Retirement Benefit Plan as               Exhibit volume, 2002 10-K
               amended October 4, 2002

10(l)          Trust Agreement between Harsco Corporation and Dauphin Deposit           Exhibit volume, 1987 10-K
               Bank and Trust Company dated July 1, 1987 relating to the
               Supplemental Retirement Benefit Plan

10(m)          Harsco Corporation Supplemental Executive Retirement Plan as             Exhibit volume, 1991 10-K
               amended

10(n)          Trust Agreement between Harsco Corporation and Dauphin Deposit           Exhibit volume, 1988 10-K
               Bank and Trust Company dated November 22, 1988 relating to the
               Supplemental Executive Retirement Plan

10(o)          Harsco Corporation 1995 Executive Incentive Compensation Plan As         Proxy Statement dated March 23, 2004 on
               Amended and Restated                                                     Exhibit B pages B-1 through B-15

10(p)          Authorization, Terms and Conditions of the Annual Incentive              Exhibit volume, 2001 10-K
               Awards, as amended and Restated November 15, 2001, under the
               1995 Executive Incentive Compensation Plan

10(u)          Harsco Corporation Deferred Compensation Plan for Non-Employee           Exhibit volume, 2002 10-K
               Directors, as amended and restated November 19, 2002

10(v)          Harsco Corporation 1995 Non-Employee Directors' Stock Plan As            Proxy Statement dated March 23, 2004 on
                Amended and Restated at January 27, 2004                                Exhibit A pages A-1 through A-9

10(x)          Settlement and Consulting Agreement                                      Exhibit to 10-Q for the period ended March
                                                                                        31, 2003

10(y)          Restricted Stock Units Agreement                                         Exhibit to Form 8-K dated January 24, 2005

EXHIBIT
NUMBER                            DATA REQUIRED                                                    LOCATION IN 10-K
------                            -------------                                                    ----------------
            EMPLOYMENT AGREEMENTS -

10(q)          D. C. Hathaway                                                           Exhibit volume, 1989 10-K Uniform agreement,
                                                                                        the same as shown for J. J. Burdge

   "           G. D. H. Butler                                                                  "                   "

   "           S. D. Fazzolari                                                                  "                   "

10(r)          Special Supplemental Retirement Benefit Agreement for D. C.              Exhibit Volume, 1988 10-K
               Hathaway



            DIRECTOR INDEMNITY AGREEMENTS -

10(t)          A. J. Sordoni, III                                                       Exhibit volume, 1989 10-K Uniform agreement,
                                                                                        same as shown for J. J. Burdge

   "           R. C. Wilburn                                                                    "                   "

   "           J. I. Scheiner                                                                   "                   "

   "           C. F. Scanlan                                                                    "                   "

   "           J. J. Jasinowski                                                                 "                   "

   "           J. P. Viviano                                                                    "                   "

   "           D. H. Pierce                                                                     "                   "

   "           K. G. Eddy                                                               Exhibit to Form 8-K dated August 27, 2004

EXHIBIT
NUMBER                            DATA REQUIRED                                                    LOCATION IN 10-K
------                            -------------                                                    ----------------
12             Computation of Ratio of Earnings to Fixed Charges                        Exhibit volume, 2004 10-K

21             Subsidiaries of the Registrant                                           Exhibit volume, 2004 10-K

23             Consent of Independent Accountants                                       Exhibit volume, 2004 10-K

31(a)          Certification Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted        Exhibit volume, 2004 10-K
               Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)          Certification Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted        Exhibit volume, 2004 10-K
               Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(a)          Certification Pursuant to 18 U.S.C. Section 1350, as Adopted             Exhibit volume, 2004 10-K
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)          Certification Pursuant to 18 U.S.C. Section 1350, as Adopted             Exhibit volume, 2004 10-K
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                                       HARSCO CORPORATION

Date   3-10-05                         By /S/ Salvatore D. Fazzolari
     ------------                         ---------------------------------
                                          Salvatore D. Fazzolari
                                          Senior Vice President, Chief Financial
                                          Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

SIGNATURE                        CAPACITY                                DATE

/S/ Derek C. Hathaway            Chairman, President and Chief           3-10-05
---------------------------      Executive Officer                       -------
(Derek C. Hathaway)

/S/ Geoffrey D. H. Butler        Senior Vice President - Operations      3-10-05
---------------------------      and Director                            -------
(Geoffrey D. H. Butler)

/S/ Salvatore D. Fazzolari       Senior Vice President, Chief            3-10-05
---------------------------      Financial Officer, Treasurer and        -------
(Salvatore D. Fazzolari)         Director (Principal Financial
                                 Officer)


/S/ Stephen J. Schnoor           Vice President and Controller           3-10-05
---------------------------      (Principal Accounting Officer)          -------
(Stephen J. Schnoor)

/S/ Kathy G. Eddy                Director                                3-10-05
---------------------------                                              -------
(Kathy G. Eddy)

/S/ Jerry J. Jasinowski          Director                                3-10-05
---------------------------                                              -------
(Jerry J. Jasinowski)

/S/ D. Howard Pierce             Director                                3-10-05
---------------------------                                              -------
(D. Howard Pierce)

/S/ Carolyn F. Scanlan           Director                                3-10-05
---------------------------                                              -------
(Carolyn F. Scanlan)

/S/ James I. Scheiner            Director                                3-10-05
---------------------------                                              -------
(James I. Scheiner)

/S/ Andrew J. Sordoni III        Director                                3-10-05
---------------------------                                              -------
(Andrew J. Sordoni III)

/S/ Joseph P. Viviano            Director                                3-10-05
---------------------------                                              -------
(Joseph P. Viviano)

/S/ Dr. Robert C. Wilburn        Director                                3-10-05
---------------------------                                              -------
(Dr. Robert C. Wilburn)