Form 10-Q
period 2005-03-31
HARSCO CORP
filed 2005-05-05
CIK 45876

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ____________________

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2005

                                       OR

             [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to ______

                          Commission File Number 1-3970

                              ____________________

                               HARSCO CORPORATION
             (Exact name of registrant as specified in its charter)


             Delaware                               23-1483991
--------------------------------------------------------------------------------
     (State of incorporation)          (I.R.S. Employer Identification No.)


350 Poplar Church Road, Camp Hill, Pennsylvania                      17011
--------------------------------------------------------------------------------
  (Address of principal executive offices)                         (Zip Code)

Registrant's Telephone Number                            (717) 763-7064
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
YES [X]      NO [_]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  Class                          Outstanding at April 30, 2005
                  -----                          -----------------------------
Common stock, par value $1.25 per share                    41,595,340

================================================================================

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
------------------------------

                                           CONSOLIDATED STATEMENTS OF INCOME
                                                      (Unaudited)
                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH 31
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                      2005            2004
---------------------------------------------------------------------------------------------------------------------
REVENUES FROM CONTINUING OPERATIONS:
    Service sales                                                                          $  469,573      $  405,907
    Product sales                                                                             170,488         150,366
---------------------------------------------------------------------------------------------------------------------
      TOTAL REVENUES                                                                          640,061         556,273
---------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES FROM CONTINUING OPERATIONS:
    Cost of services sold                                                                     352,405         304,792
    Cost of products sold                                                                     141,242         124,196
    Selling, general and administrative expenses                                               97,037          88,004
    Research and development expenses                                                             659             705
    Other expenses                                                                              1,442           1,620
---------------------------------------------------------------------------------------------------------------------
      TOTAL COSTS AND EXPENSES                                                                592,785         519,317
---------------------------------------------------------------------------------------------------------------------

      OPERATING INCOME FROM CONTINUING OPERATIONS                                              47,276          36,956

Equity in income of unconsolidated entities, net                                                   79              97
Interest income                                                                                   577             714
Interest expense                                                                              (10,443)        (10,282)
---------------------------------------------------------------------------------------------------------------------

      INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
         MINORITY INTEREST                                                                     37,489          27,485

Income tax expense                                                                            (12,109)         (8,527)
---------------------------------------------------------------------------------------------------------------------

      INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST                               25,380          18,958

Minority interest in net income                                                                (2,327)         (2,101)
---------------------------------------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS                                                              23,053          16,857
---------------------------------------------------------------------------------------------------------------------

DISCONTINUED OPERATIONS:
    Income/(loss) from operations of discontinued business                                        (26)             10
    Loss on disposal of discontinued business                                                      (9)           (147)
    Income related to discontinued defense business                                                38             224
    Income tax expense                                                                             (1)            (20)
---------------------------------------------------------------------------------------------------------------------
INCOME FROM DISCONTINUED OPERATIONS                                                                 2              67
---------------------------------------------------------------------------------------------------------------------
      NET INCOME                                                                           $   23,055      $   16,924
=====================================================================================================================

Average shares of common stock outstanding                                                     41,503          40,937

Basic earnings per common share:

    Continuing operations                                                                  $     0.56      $     0.41
    Discontinued operations                                                                        --              --
---------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER COMMON SHARE                                                            $     0.56      $     0.41
=====================================================================================================================

Diluted average shares of common stock outstanding                                             41,978          41,461

Diluted earnings per common share:
    Continuing operations                                                                  $     0.55      $     0.41
    Discontinued operations                                                                        --              --
---------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE                                                          $     0.55      $     0.41
=====================================================================================================================
CASH DIVIDENDS DECLARED PER COMMON SHARE                                                   $     0.30      $    0.275
=====================================================================================================================

See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

                                                CONSOLIDATED BALANCE SHEETS
                                                                                             MARCH 31        DECEMBER 31
(IN THOUSANDS)                                                                                 2005              2004
                                                                                           (Unaudited)
-------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                              $     78,405      $     94,093
    Accounts receivable, net                                                                    535,649           555,191
    Inventories                                                                                 247,816           217,026
    Other current assets                                                                         55,821            58,614
-------------------------------------------------------------------------------------------------------------------------
       TOTAL CURRENT ASSETS                                                                     917,691           924,924
-------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, net                                                              923,888           932,298
Goodwill, net                                                                                   425,272           433,125
Other assets                                                                                     98,079            98,477
Assets held for sale                                                                                916               932
-------------------------------------------------------------------------------------------------------------------------
       TOTAL ASSETS                                                                        $  2,365,846      $  2,389,756
=========================================================================================================================

LIABILITIES
CURRENT LIABILITIES:
    Short-term borrowings                                                                  $     38,260      $     16,145
    Current maturities of long-term debt                                                         13,825            14,917
    Accounts payable                                                                            217,431           220,322
    Accrued compensation                                                                         48,905            63,776
    Income taxes                                                                                 38,990            40,227
    Dividends payable                                                                            12,473            12,429
    Other current liabilities                                                                   210,832           210,581
-------------------------------------------------------------------------------------------------------------------------
       TOTAL CURRENT LIABILITIES                                                                580,716           578,397
-------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                                  570,921           594,747
Deferred income taxes                                                                            99,171            95,702
Insurance liabilities                                                                            56,041            53,960
Retirement plan liabilities                                                                      96,057            97,586
Other liabilities                                                                                49,616            54,483
Liabilities associated with assets held for sale                                                    657               691
-------------------------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES                                                                      1,453,179         1,475,566
-------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock                                                                                     85,071            84,889
Additional paid-in capital                                                                      146,773           139,532
Accumulated other comprehensive expense                                                        (145,513)         (127,491)
Retained earnings                                                                             1,431,214         1,420,637
Treasury stock                                                                                 (603,357)         (603,377)
Unearned stock-based compensation                                                                (1,521)               --
-------------------------------------------------------------------------------------------------------------------------
       TOTAL STOCKHOLDERS' EQUITY                                                               912,667           914,190
-------------------------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $  2,365,846      $  2,389,756
=========================================================================================================================

See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31
(IN THOUSANDS)                                                        2005            2004
---------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                      $   23,055      $   16,924
   Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
       Depreciation                                                    48,760          43,972
       Amortization                                                       660             552
       Equity in income of unconsolidated entities, net                   (79)            (97)
       Dividends or distributions from unconsolidated entities             --             456
       Other, net                                                       3,818           3,122
       Changes in assets and liabilities, net of acquisitions
         and dispositions of businesses:
           Accounts receivable                                          9,129         (21,329)
           Inventories                                                (32,633)        (15,590)
           Accounts payable                                               593          (3,424)
           Accrued interest payable                                     5,374           5,277
           Accrued compensation                                       (13,512)         (3,565)
           Other assets and liabilities                                 2,978           6,077
---------------------------------------------------------------------------------------------

       NET CASH PROVIDED BY OPERATING ACTIVITIES                       48,143          32,375
---------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                         (58,301)        (46,539)
   Purchase of businesses, net of cash acquired                            --            (434)
   Proceeds from sale of assets                                           358           1,818
---------------------------------------------------------------------------------------------

       NET CASH USED BY INVESTING ACTIVITIES                          (57,943)        (45,155)
---------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Short-term borrowings, net                                          25,909           2,172
   Current maturities and long-term debt:
           Additions                                                   24,521          41,787
           Reductions                                                 (41,752)        (24,471)
   Cash dividends paid on common stock                                (12,434)        (11,247)
   Common stock issued-options                                          4,410           3,493
   Dividends paid to minority interests                                (2,343)            (85)
---------------------------------------------------------------------------------------------

       NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                (1,689)         11,649
---------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                (4,199)           (234)
---------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                             (15,688)         (1,365)

Cash and cash equivalents at beginning of period                       94,093          80,210
---------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $   78,405      $   78,845
=============================================================================================

See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

                                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                     (Unaudited)

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31
(IN THOUSANDS)                                                                               2005            2004
--------------------------------------------------------------------------------------------------------------------
Net income                                                                                $   23,055      $   16,924
--------------------------------------------------------------------------------------------------------------------

Other comprehensive income (expense):
   Foreign currency translation adjustments                                                  (20,886)         (3,191)

   Net gains (losses) on cash flow hedging instruments, net of deferred
     income taxes of $0 and $14 in 2005 and 2004, respectively                                    --             (25)

   Pension liability adjustments, net of deferred income taxes of ($1,232)
     and $1,291 in 2005 and 2004, respectively                                                 2,865          (3,061)

   Reclassification adjustment for (gain) loss on cash flow hedging instruments included in net income, net of deferred income taxes of $1
     and ($56) in 2005 and 2004, respectively                                                     (1)            104

--------------------------------------------------------------------------------------------------------------------
Other comprehensive expense                                                                  (18,022)         (6,173)
--------------------------------------------------------------------------------------------------------------------

TOTAL COMPREHENSIVE INCOME                                                                $    5,033      $   10,751
====================================================================================================================


See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

A.   OPINION OF MANAGEMENT

Financial information furnished herein, which is unaudited, in the opinion of management reflects all adjustments (all of which are of a normal recurring nature) that are necessary to present a fair statement of the interim period. This unaudited interim information should be read in conjunction with the Company's annual Form 10-K filing for the year ended December 31, 2004.


B.   RECLASSIFICATIONS

Certain reclassifications have been made to prior years' amounts to conform with current year classifications. These reclassifications relate principally to components of the Consolidated Statements of Cash Flows. As a result of these reclassifications, certain 2004 amounts presented for comparative purposes will not individually agree with previously filed Forms 10-K or 10-Q.


C.   OPTIONS FOR COMMON STOCK

In prior years, when stock options were issued to employees, the Company used the intrinsic value method to account for the options. No compensation expense was recognized on the grant date, since at that date, the option price equaled the market price of the underlying common stock. Effective in 2003, the Company ceased granting stock options to employees. In 2004, the Management Development and Compensation Committee of the Board of Directors approved the granting of restricted stock units as the long-term equity component of officer compensation. In the first quarter of 2005, the Company issued 32,700 performance-based restricted stock units with a fair value of $50.41 per unit to certain officers. Restricted stock units are more fully described in Note 12, "Stock-Based Compensation," to the Company's Form 10-K for the year ended December 31, 2004.

The Company's net income and net income per common share would have been reduced to the pro forma amounts indicated below if compensation cost for the Company's stock option plan had been determined based on the fair value at the grant date for awards in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123).

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31
     (IN THOUSANDS, EXCEPT PER SHARE)                               2005           2004
     -------------------------------------------------------------------------------------
     Net income:
         As reported                                             $   23,055     $   16,924
         Compensation expense (a)                                        --            (96)
                                                                 -------------------------
         Pro forma                                               $   23,055     $   16,828
                                                                 =========================
     Basic earnings per share:
         As reported                                             $     0.56     $     0.41
         Pro forma                                                     0.56           0.41
     Diluted earnings per share:
         As reported                                                   0.55           0.41
         Pro forma                                                     0.55           0.41
     -------------------------------------------------------------------------------------

     (a) Total stock-based employee compensation expense related to stock options determined under fair value-based method for all awards, net of related tax effects.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

D.   REVIEW OF OPERATIONS BY SEGMENT

                                               THREE MONTHS ENDED             THREE MONTHS ENDED
                                                 MARCH 31, 2005                 MARCH 31, 2004
                                                 --------------                 --------------

                                                         OPERATING                      OPERATING
                                                           INCOME                         INCOME
        (IN THOUSANDS)                       SALES         (LOSS)           SALES         (LOSS)
        ------------------------------------------------------------------------------------------
        Mill Services Segment             $  268,635     $   27,001      $  236,293     $   25,250

        Access Services Segment              183,577          9,366         157,807          3,400

        Gas Technologies Segment (a)          82,134          2,097          77,562          3,088
        ------------------------------------------------------------------------------------------

        Segment Totals                       534,346         38,464         471,662         31,738

        Engineered Products and Services
           ("all other") Category (a)        105,715          9,031          84,611          6,163

        General Corporate                         --           (219)             --           (945)
        ------------------------------------------------------------------------------------------

        Consolidated Totals               $  640,061     $   47,276      $  556,273     $   36,956
        ==========================================================================================

     (a) In June 2004, the Company announced a new identity for its Gas and Fluid Control Segment and renamed it Gas Technologies. Additionally, in June 2004, the Other Infrastructure Products and Services ("all other") Category was renamed Engineered Products and Services ("all other") Category. There have been no changes to the components of the aforementioned Segment or Category.

     RECONCILIATION OF SEGMENT OPERATING INCOME TO CONSOLIDATED INCOME BEFORE INCOME TAXES AND MINORITY INTEREST

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31
     (IN THOUSANDS)                                                  2005           2004
     ---------------------------------------------------------------------------------------
     Segment Operating Income                                     $   38,464      $   31,738

     Engineered Products and Services
         ("all other") Category                                        9,031           6,163

     General Corporate                                                  (219)           (945)
     ---------------------------------------------------------------------------------------

     Operating income from continuing operations                      47,276          36,956

     Equity in income of unconsolidated entities, net                     79              97

     Interest income                                                     577             714

     Interest expense                                                (10,443)        (10,282)

     ---------------------------------------------------------------------------------------
     Income from continuing operations before
       income taxes and minority interest                         $   37,489      $   27,485
     =======================================================================================

E.   ACCOUNTS RECEIVABLE AND INVENTORIES

Accounts receivable are net of an allowance for doubtful accounts of $16.8 million and $19.1 million at March 31, 2005 and December 31, 2004, respectively. The decrease in the allowance for doubtful accounts is due principally to the write-off of previously reserved accounts receivable. The provision for doubtful accounts was $1.3 million and $1.7 million for the three months ended March 31, 2005 and 2004, respectively.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

                                                             INVENTORIES
                                                    -------------------------
                                                     MARCH 31      DECEMBER 31
     (IN THOUSANDS)                                    2005           2004
     ------------------------------------------------------------------------
     Finished goods                                 $   73,441     $   60,554
     Work-in-process                                    49,945         37,882
     Raw materials and purchased parts                  97,926         91,965
     Stores and supplies                                26,504         26,625
     ------------------------------------------------------------------------

     Total Inventories                              $  247,816     $  217,026
     ========================================================================

Inventories increased $30.8 million from December 31, 2004 due to the following factors: increased work-in-process and raw materials inventories due primarily to long-lead-time orders currently being manufactured at the railway track maintenance services and equipment business, but not scheduled for delivery until the second half of 2005; increased finished goods for the international Access Services and Gas Technologies businesses to meet expected demand in the second and third quarters of 2005.

F.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                                                             MARCH 31         DECEMBER 31
     (IN THOUSANDS)                                                                            2005              2004
     --------------------------------------------------------------------------------------------------------------------
     Land and improvements                                                                 $     40,520      $     39,838
     Buildings and improvements                                                                 182,915           185,807
     Machinery and equipment                                                                  2,023,970         2,027,765
     Uncompleted construction                                                                    53,873            45,083
     --------------------------------------------------------------------------------------------------------------------
     Gross property, plant and equipment                                                      2,301,278         2,298,493
     Less accumulated depreciation                                                           (1,377,390)       (1,366,195)
     --------------------------------------------------------------------------------------------------------------------
     Net property, plant and equipment                                                     $    923,888      $    932,298
     ====================================================================================================================

G.   GOODWILL AND OTHER INTANGIBLE ASSETS

The following table reflects the changes in carrying amounts of goodwill for the three months ended March 31, 2005:

                                                                                           GOODWILL
                                                          ------------------------------------------------------------------------

                                                                                                        ENGINEERED
                                                                                                         PRODUCTS
                                                             MILL           ACCESS           GAS       AND SERVICES
                                                           SERVICES        SERVICES      TECHNOLOGIES  ("ALL OTHER")   CONSOLIDATED
     (IN THOUSANDS)                                         SEGMENT         SEGMENT         SEGMENT       CATEGORY       TOTALS
     -----------------------------------------------------------------------------------------------------------------------------
     Balance as of December 31, 2004, net of
          accumulated amortization                        $  220,493      $  167,802      $   36,693     $    8,137     $  433,125

     Foreign currency translation                             (4,406)         (3,359)             --             --         (7,765)

     Other                                                        --             (88)             --             --            (88)

     -----------------------------------------------------------------------------------------------------------------------------
     BALANCE AS OF MARCH 31, 2005, NET OF
        ACCUMULATED AMORTIZATION                          $  216,087      $  164,355      $   36,693     $    8,137     $  425,272
     =============================================================================================================================

Goodwill is net of accumulated amortization of $106.7 million and $108.4 million at March 31, 2005 and December 31, 2004, respectively.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

Intangible assets, which are included principally in Other assets on the Consolidated Balance Sheets, totaled $10.2 million, net of accumulated amortization of $10.9 million at March 31, 2005 and $10.9 million, net of accumulated amortization of $10.5 million at December 31, 2004. The following chart reflects these intangible assets by major category:

                                                                 INTANGIBLE ASSETS
                                       -------------------------------------------------------------------
                                                MARCH 31, 2005                    DECEMBER 31, 2004
                                       GROSS CARRYING      ACCUMULATED     GROSS CARRYING      ACCUMULATED
          (IN THOUSANDS)                   AMOUNT         AMORTIZATION         AMOUNT         AMORTIZATION
          ------------------------------------------------------------------------------------------------
          Customer Relationships          $  7,611          $    726          $  7,662          $    609

          Non-compete agreements             4,896             4,122             4,898             4,032

          Patents                            4,374             3,805             4,416             3,757

          Other                              4,293             2,282             4,411             2,087

          ------------------------------------------------------------------------------------------------
          Total                           $ 21,174          $ 10,935          $ 21,387          $ 10,485
          ================================================================================================

Amortization expense for intangible assets was $0.5 million and $0.4 million for the three months ended March 31, 2005 and 2004, respectively. The following chart shows the estimated amortization expense for the next five fiscal years based on intangible assets:

    (IN THOUSANDS)                            2005       2006       2007      2008      2009
    ------------------------------------------------------------------------------------------
    Estimated Amortization Expense          $ 1,859    $ 1,561    $ 1,205    $   917   $   586

H.   ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

In management's ongoing strategic efforts to increase the Company's focus on core industrial services, certain manufacturing operations have been divested. Effective March 21, 2002, the Board of Directors authorized the sale of the Capitol Manufacturing business, a business unit of the Gas Technologies Segment. A significant portion of the Capitol Manufacturing business was sold on June 28, 2002. The Company continues to recognize income from inventory consigned to the buyer in accordance with the sale agreement and when all revenue recognition criteria have been met. This business has been included in Discontinued operations in the Consolidated Statements of Income and the assets and liabilities have been separately identified on the Consolidated Balance Sheets as "held for sale" for all periods presented. There were no sales from Discontinued operations for the three months ended March 31, 2005 and 2004 as the business was sold during 2002. The income from Discontinued operations does not include any charges to reduce the book value of the business held for sale to its fair market value less cost to sell, since the fair value of the business exceeded the book value.

Throughout 2004, management approved the sale of certain long-lived assets (primarily land and buildings) of the Mill Services Segment. Accordingly, these assets have been separately identified on the Consolidated Balance Sheets as "held for sale" for all periods presented. No additional assets were classified as "held for sale" during the first quarter of 2005.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

The major classes of assets and liabilities "held for sale" included in the Consolidated Balance Sheets are as follows:

                                                            MARCH 31        DECEMBER 31
(IN THOUSANDS)                                                2005              2004
--------------------------------------------------------------------------------------
ASSETS
Accounts receivable, net                                    $     12          $     15
Inventories                                                      119               133
Other current assets                                              23                23
Property, plant and equipment, net                               762               761
--------------------------------------------------------------------------------------
TOTAL ASSETS "HELD FOR SALE"                                $    916          $    932
======================================================================================

LIABILITIES
Accounts payable                                            $     35          $     24
Other current liabilities                                        506               542
Other liabilities                                                116               125
--------------------------------------------------------------------------------------
TOTAL LIABILITIES ASSOCIATED WITH ASSETS
    "HELD FOR SALE"                                         $    657          $    691
======================================================================================

I.   COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL
The Company is involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites. While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company. The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Consolidated Balance Sheets at both March 31, 2005 and December 31, 2004 included accruals of $2.7 million for environmental matters. The amounts charged against pre-tax income related to environmental matters totaled $0.3 million and $0.4 million for the first three months of 2005 and 2004, respectively.

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

ROYALTY EXPENSE DISPUTE
The Company is involved in a royalty expense dispute with Canada Revenue Agency
(CRA). The CRA is proposing to disallow certain royalty expense deductions claimed by the Company's Canadian subsidiary on its 1994-1998 tax returns. As of March 31, 2005, the maximum assessment from the CRA for the period 1994-1998 is approximately $9 million including tax and interest. The Company has filed an administrative appeal and will vigorously contest the disallowance.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

The Company currently anticipates that some portion of the assessment may be paid in this royalty expense dispute. However, the Company intends to utilize competent authority proceedings in the U.S. to recover a portion of any required tax payment amount. The Company believes that any amount not recovered through these proceedings has been fully reserved as of March 31, 2005, and therefore will not have a material adverse affect on the Company's future results of operations.

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

As of March 31, 2005, there are 31,784 pending asbestos personal injury claims filed against the Company. Of these cases, 26,510 were pending in the New York Supreme Court for New York County in New York State and 4,988 of the cases were pending in state courts of various counties in Mississippi. The other claims totaling approximately 286 are filed in various counties in a number of state courts, and in certain Federal District Courts, and those complaints assert lesser amounts of damages than the New York cases or do not state any amount claimed.

As of March 31, 2005, the Company has obtained dismissal by stipulation, or summary judgment prior to trial, in all cases that have proceeded to trial. To date, the Company has been dismissed from 9,677 cases.

In view of the persistence of asbestos litigation nationwide, which has not yet been sufficiently addressed either politically or legally, the Company expects to continue to receive additional claims. However, there were developments during the fourth quarter of 2002 that could have a favorable effect for the Company regarding the pending claims and the number of future claims filed in the New York Supreme Court for New York County and in Mississippi state courts after 2002. On December 19, 2002, the New York Supreme Court responsible for managing all asbestos cases pending within New York County issued an Order which created a Deferred or Inactive Docket for all pending and future asbestos claims filed by plaintiffs who cannot demonstrate that they have a malignant condition or discernible physical impairment, and an Active Docket for plaintiffs who are able to show such medical conditions. The Court is reviewing cases for docketing based on their date of filing, with the older pending cases reviewed first. Cases designated as Active are then assigned to a "FIFO" trial group, which groups are scheduled for trial in the designated months of either February or August. For cases in which there has been a recent death or a diagnosis of cancer, the Court reviews such cases on an expedited basis and, if medically supported, such cases are transferred to an "In Extremis" trial group, which groups are scheduled for trial in the designated months of either May or November. As of March 31, 2005, the Company was listed as a defendant in approximately 163 pending cases in the New York Supreme Court for New York County that have been designated as Active or "In Extremis" and assigned to trial groups. To date, the Company has been dismissed as a defendant prior to trial in all New York cases that have proceeded to trial. The number of these dismissals is currently approximately 1,231.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

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

During the first quarter of 2005, the Company obtained a significant number of case dismissals in Mississippi. These dismissals were in the wake of the Mississippi Supreme Court's decision in the Mangialardi case (in which the court held that consolidation of personal injury claims is impermissible and that restricted out of state residents from bringing asbestos suits in Mississippi). Based on these dismissals, the total number of pending Mississippi cases as of March 31, 2005 is now 4,988. Significantly, however, 2,879 of those cases were filed in, or removed to, the Mississippi federal district court, which is in the process of transferring them to the federal Multidistrict Asbestos Docket in Philadelphia (the "MDL"). In accordance with an order of the MDL court entered several years ago, the transferred cases are deemed "administratively dismissed," subject to being reinstated only when each individual plaintiff can demonstrate both a present physical injury and that asbestos exposure resulted from the products or activities of identifiable defendants. These "administratively dismissed" cases are not included in the dismissal numbers noted in the above paragraphs.

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


J.   RECONCILIATION OF BASIC AND DILUTED SHARES

                                                                                                   THREE MONTHS ENDED
                                                                                                        MARCH 31
     (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                                              2005                2004
     ----------------------------------------------------------------------------------------------------------------------
     Income from continuing operations                                                       $   23,053          $   16,857
     ======================================================================================================================

     Average shares of common stock outstanding used to compute
        basic earnings per common share                                                          41,503              40,937

     Dilutive effect of stock-based compensation                                                    475                 524
     ----------------------------------------------------------------------------------------------------------------------

     Shares used to compute dilutive effect of stock-based compensation                          41,978              41,461
     ======================================================================================================================


     Basic earnings per common share from continuing operations                              $     0.56          $     0.41
     ======================================================================================================================


     Diluted earnings per common share from continuing operations                            $     0.55          $     0.41
     ======================================================================================================================

All outstanding stock options were included in the computation of diluted earnings per share at March 31, 2005. Options to purchase 12,000 shares were outstanding at March 31, 2004, but were not included in the computation of diluted earnings per share because the effect was antidilutive.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

K.   EMPLOYEE BENEFIT PLANS

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31
                                                                   --------------------------------------------------
     DEFINED BENEFIT PENSION EXPENSE (INCOME)                            U. S. PLANS             INTERNATIONAL PLANS
     ----------------------------------------------------------------------------------------------------------------
    (IN THOUSANDS)                                                   2005          2004          2005          2004
     ----------------------------------------------------------------------------------------------------------------
     Defined benefit plans:
       Service cost                                                $    845      $    652      $  1,881      $  2,458
       Interest cost                                                  3,479         3,398        10,340         9,522
       Expected return on plan assets                                (4,778)       (4,490)      (11,405)       (9,982)
       Recognized prior service costs                                   192           189           323           313
       Recognized losses                                                904           746         3,215         3,360
       Amortization of transition (asset)                              (364)         (367)            9          (137)
       Settlement loss                                                   --            --            13            --
     ----------------------------------------------------------------------------------------------------------------
     Defined benefit plans pension expense                         $    278      $    128      $  4,376      $  5,534
     ================================================================================================================

Defined benefit pension expense in the first quarter of 2005 was $1.0 million lower than the comparable 2004 period. This decrease relates primarily to a decline in the Company's U.K. pension expense as a result of plan changes implemented effective January 1, 2004.

In the quarter ended March 31, 2005, the Company contributed $0.2 million and $14.9 million for the U.S. and international defined benefit pension plans, respectively. This includes a $9.4 million voluntary contribution to the Company's U.K. pension plan. The Company currently anticipates contributing an additional $0.7 million and $15.4 million for the U.S. and international plans, respectively, during the remainder of 2005.

                                                                                          THREE MONTHS ENDED
    POSTRETIREMENT BENEFITS EXPENSE (INCOME)                                                   MARCH 31
     ---------------------------------------------------------------------------------------------------------
     (IN THOUSANDS)                                                                       2005          2004
     ---------------------------------------------------------------------------------------------------------
       Service cost                                                                     $      3      $      3
       Interest cost                                                                          55           107
       Recognized prior service costs                                                          5             8
       Recognized (gains)/losses                                                              (9)           14
        Curtailment gains                                                                   (318)         (736)
     ---------------------------------------------------------------------------------------------------------
     Postretirement benefits income                                                     $   (264)     $   (604)
     =========================================================================================================

The curtailment gains of $0.3 million for 2005 and $0.7 million for 2004 were due to the termination of certain postretirement health care plans.

In the quarter ended March 31, 2005, the Company contributed $67 thousand to the postretirement plans and anticipates contributing approximately $253 thousand during the remainder of 2005.

L.   INCOME TAXES

The effective income tax rate relating to continuing operations was 32.3% in the first quarter of 2005. This compares with 31.0% in the first quarter of 2004. This increase in the effective income tax rate in 2005 was primarily a result of the expiration of three tax holidays; one in Europe, one in the Middle East and one in Asia.

On October 22, 2004, the American Jobs Creation Act (AJCA) was signed into law. The AJCA includes a deduction of 85% for certain international earnings that are repatriated to the U.S., as defined in the AJCA. The Company may elect to apply this temporary provision to qualifying earnings repatriations during 2005. On January 13, 2005, the U.S. Treasury Department and the U.S. Internal Revenue Service (IRS) issued the first in a series of notices that will provide detailed guidance on the AJCA. On April 18, 2005 the IRS stated that they are working to finalize certain issues and release the second round of guidance. The Company is assessing the effects of the repatriation provision and expects to complete its evaluation within a reasonable period of time following the publication of additional guidance by the U.S. Treasury Department and IRS, as well as the possible action by Congress to enact technical corrections. A specific range of

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

income tax effects of these repatriations has not been determined; however, the Company does not expect a significant impact due to the structure of its international operations as well as the substantial amount of repatriations to the U.S. in prior years.

M.   NEW FINANCIAL ACCOUNTING STANDARDS ISSUED

SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R)
--------------------------------------------------------------

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). SFAS 123R requires the cost of employee services received in exchange for an award of equity instruments to be based upon the grant-date fair value of the award (with limited exceptions). Additionally, this cost is to be recognized as expense over the period during which an employee is required to provide services in exchange for the award (usually the vesting period). SFAS 123R eliminates APB 25's intrinsic value method which the Company has historically used to account for stock option grants.

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) which summarizes the views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations. SAB 107 provides guidance on several topics including: valuation methods, the classification of compensation expense, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements, and disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS 123R.

In April 2005, the SEC issued FR-74, "Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), SHARE-BASED PAYMENT" (FR-74). FR-74 allows companies to implement SFAS 123R at the beginning of their next fiscal year (January 1, 2006 for the Company), instead of the next reporting period that begins after June 15, 2005. FR-74 does not change the accounting required by SFAS 123R; it only changes the required implementation date of the standard.

The Company has not yet determined the full impact of implementing SFAS 123R, but it is not expected to have a material impact on the Company's financial position, results of operations or cash flows since the Company ceased granting stock options in 2003. The Company plans to implement SFAS 123R as of January 1, 2006.

SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" (SFAS
----------------------------------------------------------------------------
151)
----

In November 2004, the FASB issued SFAS 151, which amends Accounting Research Bulletin No. 43, Chapter 4 "Inventory Pricing" (ARB 43). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be expensed rather than capitalized as inventory. Additionally, SFAS 151 requires that allocation of fixed production overheads to inventory costs be based upon the normal capacity of the production facility. The provisions of SFAS 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005 (as of January 1, 2006 for the Company) with earlier application permitted. The Company has not yet determined the full impact of SFAS 151; however, it is not expected to materially impact the Company's financial position, results of operations or cash flows. The Company plans to implement SFAS 151 effective January 1, 2006.

SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No.
-------------------------------------------------------------------------------
29" (SFAS 153)
--------------

In December 2004, the FASB issued SFAS 153 which eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are applicable for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 (as of July 1, 2005 for the Company) with earlier application permitted. The Company has not yet determined the full impact of SFAS 153; however, it is not expected to materially impact the Company's financial position, results of operations or cash flows as the Company has historically had a very limited number of nonmonetary exchange transactions. The Company plans to implement SFAS 153 effective July 1, 2005.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement
------------------------------------------------------------------------
Obligations, an interpretation of FASB Statement No. 143" (FIN 47).
-------------------------------------------------------------------

In March 2005, the FASB issued FIN 47 which clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143), refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred--generally upon acquisition, construction, or development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for the Company). The Company has not yet determined the full impact of implementing FIN 47, but it is not expected to have a material impact on the Company's financial position, results of operations or cash flows. The Company plans to implement FIN 47 by December 31, 2005.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

The following discussion should be read in conjunction with the accompanying unaudited financial statements as well as the Company's annual Form 10-K for the year ended December 31, 2004 which included additional information about the Company's critical accounting policies, contractual obligations, practices and the transactions that support the financial results and provided a more comprehensive summary of the Company's outlook, trends and strategies for 2005 and beyond.

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

Factors which could cause results to differ include, but are not limited to, those discussed in Part I, Item 3, "Quantitative and Qualitative Disclosures About Market Risk," of this Form 10-Q. The Company cautions that these factors may not be exhaustive and that many of these factors are beyond the Company's ability to control or predict. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company undertakes no duty to update forward-looking statements.

EXECUTIVE OVERVIEW
The Company's first quarter 2005 revenues were a first quarter record $640.1 million. This is an increase of $83.8 million or 15% over the first quarter of 2004. Income from continuing operations was $23.1 million for the first quarter of 2005 compared with $16.9 million in the first quarter of 2004, an increase of 37%. Diluted earnings per share from continuing operations were a first quarter record $0.55 compared with $0.41 for the first quarter of 2004, a 34% increase.

The first quarter of 2005 results were led by a strong performance from the Access Services Segment and all businesses in the Engineered Products and Services ("all other") Category. The Mill Services Segment also had improved revenues and operating income while the Gas Technologies Segment had improved revenues but decreased operating income.

Revenues for the first quarter of 2005 for the Mill Services Segment were $268.6 million compared with $236.3 million in the first quarter of 2004, a 14% increase. Operating income for the first quarter of 2005 increased by 7% to $27.0 million, from $25.3 million in the first quarter of 2004. The Mill Services business accounted for 42% of the Company's revenues

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

and 57% of the operating income for the first quarter of 2005. Operating margins for this Segment declined by 60 basis points to 10.1% from 10.7% in the first quarter last year due to higher energy, maintenance and start-up costs. Mill Services growth is expected to continue as worldwide steel mill production volume is projected to remain strong in the near-term, and as the Company invests substantial cash to grow the business.

The Access Services Segment's revenues in the first quarter of 2005 were $183.6 million compared with $157.8 million in the first quarter of 2004, a 16% increase. Operating income for the first quarter of 2005 increased by 275% to $9.4 million, from $3.4 million in the first quarter of 2004. The Access Services business accounted for 29% of the Company's revenues and 20% of the operating income for the first quarter of 2005. Operating margins for the Segment improved by 290 basis points to 5.1% from 2.2% in the first quarter of last year due to product mix and increased equipment rentals. Improved performance was achieved by both the international and domestic Access Services operations.

The Gas Technologies Segment revenues in the first quarter of 2005 were $82.1 million compared with $77.6 million in the first quarter of 2004, a 6% increase. Operating income was $2.1 million for the first quarter of 2005 compared with $3.1 million for the first quarter of 2004. The increased revenues in the first quarter of 2005 were led by the cryogenics equipment, industrial cylinder and composite cylinder businesses. Although revenue increased, operating income and operating margins for the first quarter of 2005 declined in comparison with the first quarter of 2004 due to higher operating costs and customer pre-buying of propane tanks that occurred in last year's first quarter in anticipation of future price increases. Additionally, reduced demand for certain valves negatively impacted operating income in the first quarter of 2005.

Four of the five businesses in the Engineered Products and Services ("all other") Category contributed higher revenues in the first quarter of 2005 compared with the first quarter of 2004. All five businesses showed improvements in operating income and margins in comparison to the first quarter of 2004, with the industrial grating products and air-cooled heat exchangers businesses achieving the largest increases.

The positive effect of foreign currency translation increased first quarter 2005 consolidated revenues by $15.6 million and pre-tax income by $1.3 million when compared with the first quarter of 2004.

The Company's operations span several industries and products as more fully discussed in Part I, Item 1, "Business," of the Company's Form 10-K for the year ended December 31, 2004. On a macro basis, the Company is affected by worldwide steel mill production and capacity utilization; non-residential construction and industrial maintenance activities; industrial production volume; and the general business trend towards the outsourcing of services. The outlook for 2005 continues to be positive for these business drivers. Currently, the Company is generally experiencing increased activity in its industrial services businesses. Domestically, Access Services rental equipment on the customer job sites is at the highest level since 2001; the estimated future value of mill services contracts as of December 31, 2004 was $3.7 billion; and backlogs in the manufacturing businesses have been growing. The Company believes that its record first quarter sales and earnings per share, the improving business drivers and the Company's target of $140 million in growth-related capital expenditures or acquisitions in 2005 provide a solid base for achieving the Company's stated objective of double-digit growth in diluted earnings per share from continuing operations in 2005.

     -----------------------------------------------------------------------------------------
                                                    REVENUES BY REGION
     -----------------------------------------------------------------------------------------
                                    TOTAL REVENUES
                                  THREE MONTHS ENDED               PERCENTAGE GROWTH FROM
                                       MARCH 31                          2004 TO 2005
     (DOLLARS IN MILLIONS)        2005         2004          VOLUME        CURRENCY      TOTAL
     -----------------------------------------------------------------------------------------
     Europe                     $  263.8     $  233.9          8.1%          4.7%         12.8%
     U.S                           255.5        227.3         12.4           0.0          12.4
     Latin America                  34.5         27.1         22.7           4.6          27.3
     Asia-Pacific                   32.1         25.8         22.2           2.2          24.4
     Middle East                    23.2         14.8         55.3           1.5          56.8
     Other                          31.0         27.4          3.9           9.2          13.1
     -----------------------------------------------------------------------------------------
     Total                      $  640.1     $  556.3         12.3%          2.8%         15.1%
     =========================================================================================


2005 HIGHLIGHTS
The following significant items affected the Company overall during the first quarter of 2005 in comparison with the first quarter of 2004, respectively:

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

Company Wide:
-------------
o Strong worldwide economic activity, including increased steel production, benefited the Company's Mill Services Segment and resulted in strong demand for the Company's products and services. This included international demand for railway track maintenance services and equipment; access equipment sales and rentals especially in the Middle East; cryogenics equipment; industrial cylinders; industrial grating products; and air-cooled heat exchangers.
o An increase in the effective income tax rate relating to continuing operations, from 31.0% in the first quarter of 2004 to 32.3% in the first quarter of 2005, resulted in approximately $0.5 million in higher income tax expense for the first quarter of 2005. This is more fully discussed under Part I, Item 1, Footnote L labeled "Income Taxes."

MILL SERVICES SEGMENT:
----------------------

                                                                            THREE MONTHS
                                                                           ENDED MARCH 31
     ----------------------------------------------------------------------------------------
     (DOLLARS IN MILLIONS)                                               2005          2004
     ----------------------------------------------------------------------------------------
     Revenues                                                          $  268.6      $  236.3
     Operating income                                                      27.0          25.3
     Operating margin percent                                              10.1%         10.7%
     ========================================================================================

                                                                               THREE MONTHS
     MILL SERVICES SEGMENT - SIGNIFICANT IMPACTS ON REVENUES                   ENDED MARCH 31
     ----------------------------------------------------------------------------------------
     (IN MILLIONS)
     ----------------------------------------------------------------------------------------
     Revenues - 2004                                                             $  236.3
     Continued strong volume and new business                                        22.0
     Benefit of positive foreign currency translation                                10.4
     Other                                                                           (0.1)
     ----------------------------------------------------------------------------------------
     Revenues - 2005                                                             $  268.6
     ========================================================================================

     MILL SERVICES SEGMENT - SIGNIFICANT IMPACTS ON OPERATING INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2005 COMPARED WITH 2004:
o Operating income in the first quarter of 2005 increased by $0.4 million as a result of continued strong volume, and increased pricing and new business, particularly in North America, Europe and Brazil, partially offset by increased operating costs (as noted below).
o The benefit of positive foreign currency translation in the first quarter of 2005 resulted in increased operating income of $1.2 million compared with the first quarter of 2004.

o Compared with the first quarter of 2004, the Segment's operating income in first quarter of 2005 was negatively impacted by increased fuel and energy-related costs of approximately $3.6 million.
o The Segment's operating income for the first quarter of 2005 was impacted by increased maintenance and repair costs; higher start-up costs for new contracts; and increased selling, general and administrative costs (including increased compensation costs and Sarbanes-Oxley Section 404-related costs). Selling, general and administrative costs increased $2.4 million or 16% (versus a 14% increase in revenues) for the first quarter of 2005 (including approximately $0.7 million related to foreign currency translation).

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ACCESS SERVICES SEGMENT:
------------------------

                                                                            THREE MONTHS
                                                                           ENDED MARCH 31
     ----------------------------------------------------------------------------------------
     (DOLLARS IN MILLIONS)                                               2005          2004
     ----------------------------------------------------------------------------------------
     Revenues                                                          $  183.6      $  157.8
     Operating income                                                       9.4           3.4
     Operating margin percent                                               5.1%          2.2%
     ========================================================================================

                                                                                THREE MONTHS
     ACCESS SERVICES SEGMENT - SIGNIFICANT IMPACTS ON REVENUES                 ENDED MARCH 31
     ----------------------------------------------------------------------------------------
    (IN MILLIONS)
     ----------------------------------------------------------------------------------------
     Revenues - 2004                                                             $  157.8
     Net increased volume and pricing                                                17.9
     Benefit of positive foreign currency translation                                 4.8
     Acquisitions (principally SGB Raffia in Australia)                               2.2
     Other                                                                            0.9
     ----------------------------------------------------------------------------------------
     Revenues - 2005                                                             $  183.6
     ========================================================================================

     ACCESS SERVICES SEGMENT - SIGNIFICANT IMPACTS ON OPERATING INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2005 COMPARED WITH 2004:
o In the first quarter of 2005, the Segment was positively affected by the performance of the concrete forming rental business, particularly in the Middle East and the U.K.
o Lower pension expense in the first quarter of 2005 increased operating income by approximately $1.0 million when compared with the first quarter of 2004.
o During the first quarter of 2005, the international Access Services business continued to grow outside the U.K., predominantly in the Middle East, due to certain on-going large projects. During the first quarter of 2005, the international operations outside of the U.K. had $61.4 million in revenues and $5.7 million in operating income. This compares with $41.3 million in revenues and $3.5 million in operating income for the first quarter of 2004.
o In the first quarter of 2005, there was a continued strengthening in the U.S. non-residential construction markets that started in the latter half of 2004. This strengthening had a positive effect on volume (particularly erection and dismantling labor revenue and equipment rental) which caused overall margins in the U.S. to improve. Equipment rentals, particularly in the construction sector, provide the highest margins for this Segment.
o Foreign currency translation in the first quarter of 2005 did not have a material impact on operating income compared with the first quarter of 2004.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

GAS TECHNOLOGIES SEGMENT:
-------------------------

                                                                            THREE MONTHS
                                                                           ENDED MARCH 31
     ----------------------------------------------------------------------------------------
     (DOLLARS IN MILLIONS)                                               2005          2004
     ----------------------------------------------------------------------------------------
     Revenues                                                          $   82.1      $   77.6
     Operating income                                                       2.1           3.1
     Operating margin percent                                               2.6%          4.0%
     ========================================================================================

                                                                                THREE MONTHS
     GAS TECHNOLOGIES SEGMENT - SIGNIFICANT IMPACTS ON REVENUES                ENDED MARCH 31
     ----------------------------------------------------------------------------------------
     (IN MILLIONS)
     ----------------------------------------------------------------------------------------
     Revenues - 2004                                                             $   77.6
     Increased demand for cryogenics equipment and industrial cylinders               9.1
     Decreased sales of propane tanks                                                (3.9)
     Decreased demand for certain valves partially offset by increased
     demand for composite-wrapped cylinders                                          (0.7)
     ----------------------------------------------------------------------------------------
     Revenues - 2005                                                             $   82.1
     ========================================================================================

     GAS TECHNOLOGIES SEGMENT - SIGNIFICANT IMPACTS ON OPERATING INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2005 COMPARED WITH 2004:
o Operating income decreased in the first quarter of 2005 compared with the same period of 2004, due mainly to decreased volume for propane tanks and valves.
o As expected, the propane business had decreased revenues and operating income in the first quarter of 2005 when compared with the first quarter of 2004. As indicated last year, there was increased demand for propane tanks in the first quarter of 2004 driven by customers accelerating purchases in anticipation of future price increases due to higher steel prices.
o Decreased demand for certain valves negatively impacted operating income in the first quarter of 2005 compared with the same period of 2004. A strategic action plan is being implemented to improve the results of the valves business. This plan is further discussed in the Outlook, Trends and Strategies section.
o The international businesses, in both Asia and Europe, contributed significantly to the increased performance of the cryogenics business during the first quarter of 2005 compared with the first quarter of 2004.
o Higher volume for industrial cylinders was due to increased demand and selling price increases.
o Foreign currency translation in the first of quarter 2005 did not have a material impact on operating income for this Segment compared with the first quarter of 2004.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ENGINEERED PRODUCTS AND SERVICES ("ALL OTHER") CATEGORY:
--------------------------------------------------------

                                                                            THREE MONTHS
                                                                           ENDED MARCH 31
     ----------------------------------------------------------------------------------------
     (DOLLARS IN MILLIONS)                                               2005          2004
     ----------------------------------------------------------------------------------------
         Revenues                                                      $  105.7      $   84.6
         Operating income                                                   9.0           6.2
         Operating margin percent                                           8.5%          7.3%
     ========================================================================================

     ENGINEERED PRODUCTS & SERVICES ("ALL OTHER") CATEGORY -                    THREE MONTHS
         SIGNIFICANT IMPACTS ON REVENUES                                       ENDED MARCH 31
     ----------------------------------------------------------------------------------------
     (IN MILLIONS)
     ----------------------------------------------------------------------------------------
     Revenues - 2004                                                             $   84.6
     Railway track maintenance services and equipment                                 9.7
     Air-cooled heat exchangers                                                       7.4
     Industrial grating products                                                      3.9
     Roofing granules and abrasives                                                   0.2
     Benefit of positive foreign currency translation                                 0.2
     Boiler and process equipment                                                    (0.4)
     Other (due to rounding)                                                          0.1
     ----------------------------------------------------------------------------------------
     Revenues - 2005                                                             $  105.7
     ========================================================================================

     ENGINEERED PRODUCTS AND SERVICES ("ALL OTHER") CATEGORY - SIGNIFICANT IMPACTS ON OPERATING INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2005 COMPARED WITH 2004:
o Higher first quarter of 2005 operating income in the railway track maintenance services and equipment business was due principally to increased international contract services and repair parts sales.
o Operating income for the air-cooled heat exchangers business improved in the first quarter of 2005 due to increased volume resulting from an improving natural gas market.
o Increased first quarter of 2005 operating income for the industrial grating products business was due principally to higher selling prices.
o The roofing granules and abrasives business again attained profitable results in the first quarter of 2005, consistent with prior periods.
o Foreign currency translation in the first quarter of 2005 did not have a material impact on operating income for the Segment compared with the first quarter of 2004.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

OUTLOOK, TRENDS AND STRATEGIES
Looking to the remainder of 2005 and beyond, the following significant items, trends and strategies are expected to affect the Company:

Company Wide:
-------------
o A continued focus on expanding the higher-margin industrial services businesses, with a particular emphasis on growing the Mill Services Segment through the provision of additional services to existing customers, new contracts in both mature and emerging markets and strategic acquisitions. Significant capital investments are also expected to be made to grow the Access Services and railway services businesses.
o The continued growth of the Chinese steel industry could impact the Company in several ways. Increased steel mill production in China may provide additional service opportunities for the Mill Services Segment. However, continued increased Chinese economic activity may result in increased commodity costs which may adversely affect the Company's manufacturing businesses. The impact of this risk is currently unknown.
o Higher fuel, energy, transportation and material costs, particularly steel, have been encountered during 2004 and the first quarter of 2005. Although certain costs (e.g., steel) are expected to moderate during the remainder of 2005, should these costs continue to rise, the Company's operating costs would increase and profitability would decline to the extent that such costs cannot be passed to customers.
o    The Company will continue to focus on improving Economic Value Added
     (EVA(R)).
o A target of a record $320 million in net cash provided by operating activities has been established for 2005.
o Foreign currency translation has had a favorable effect on the Company's sales and income during the first quarter of 2005. However, should the U.S. dollar strengthen, particularly in relationship to the euro or British pound sterling, the impact on the Company would generally be negative in terms of reduced sales and income.
o Cost reductions and Six Sigma continuous process improvement initiatives across the Company should further enhance margins. This includes improved supply chain management and additional outsourcing in the manufacturing businesses.
o The current trend towards rising interest rates in the U.S. should not significantly increase the Company's overall interest expense. Approximately 87% of the Company's current borrowings are at fixed interest rates, principally in British pounds sterling or U.S. dollars. Additionally, approximately 84% of the Company's borrowings are long-term in nature and do not mature until 2010 or later. Should the Company require significant additional borrowings to finance growth-related acquisitions, they would be at the prevailing market interest rates which may be higher than the Company is currently paying under its commercial paper programs.
o On October 22, 2004, the American Jobs Creation Act (AJCA) was signed into law. The AJCA includes a deduction of 85% for certain international earnings that are repatriated, as defined in the AJCA, to the U.S. The Company may elect to apply this temporary provision to qualifying earnings repatriations during 2005. On January 13, 2005, the U.S. Treasury Department and the U.S. Internal Revenue Service (IRS) issued the first in a series of notices that will provide detailed guidance on the AJCA. On April 18, 2005 the IRS stated that they are working to finalize certain issues and release the second round of guidance. The Company is assessing the effects of the repatriation provision and expects to complete its evaluation within a reasonable period of time following the publication of additional guidance by the U.S. Treasury Department and IRS, as well as the possible action by Congress to enact technical corrections. A specific range of income tax effects of these repatriations has not been determined; however, the Company does not expect a significant impact due to the structure of its international operations as well as the substantial amount of repatriations to the U.S. in prior years.

Mill Services Segment:
----------------------
o According to the International Iron and Steel Institute (IISI), global steel production (excluding China) for the first quarter of 2005 increased by 1% compared with the first quarter of 2004. Global steel demand and production is expected to remain strong in 2005, and bidding activity for new mill services contracts and add-on services is strong. There have been recent media reports regarding a potential decline in U.S. steel production to allow the steel mills to maintain pricing. A decline in U.S. production should not have a significant impact on this Segment since approximately 80% of Segment revenues are earned internationally.
o Positive growth momentum is expected to continue for the remainder of 2005. However, foreign currency translation is not expected to be as much a factor in 2005 as it was in 2004. Most of the Mill Services growth this year should come primarily from add-on services and investments, including possible bolt-on acquisitions.
o The increased energy-related costs this Segment experienced during the first quarter of 2005 are expected to persist through the rest of the year; however, it is expected that price escalation clauses that are built into existing contracts will assist the Company in recovering a portion of these increased costs from customers.
o The risk remains that certain Mill Services customers may be acquired or consolidate in the future, which could have an adverse impact on the Company's income and cash flows. Conversely, such consolidation may provide additional

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

     service opportunities for the Company. A merger during April 2005 of two of the Company's larger customers has created the world's largest steel company. Currently, the effect of this merger on the Company cannot be estimated.

Access Services Segment:
------------------------
o Both the international and U.S. Access Services businesses are expected to show continued improvement during 2005.
o U.S. non-residential construction activity continued to improve in the first quarter of 2005 and the overall market outlook remains positive. Although industry sources have trimmed their forecasts for U.S. non-residential construction growth from 5% to 4% for the year due to the first quarter's severe weather conditions on the West Coast, the remainder of the year is forecasted to improve as previously predicted. Additionally, new office building and hotel starts are still expected to see double-digit growth for 2005.
o Positive growth momentum is expected to continue for the remainder of 2005. However, foreign currency translation is not expected to be as much a factor in 2005 as it was in 2004.
o The current trend towards increasing interest rates in the U.S. should help support equipment rental rate increases that have been instituted during the first quarter of 2005.

Gas Technologies Segment:
-------------------------
o Although cost inflation for certain commodities is expected to moderate in 2005, continued increases in steel prices; worldwide demand for steel; and availability of carbon fiber used to manufacture filament-wound composite cylinders could have an adverse effect on future raw material costs, and this Segment's ability to obtain the necessary raw materials.
o Weak market conditions for valves; manufacturing inefficiencies; new product start-up costs; and increased raw material costs have impacted the valves business during the first quarter of 2005. A comprehensive strategic plan has been developed and it is currently being executed to mitigate these conditions. They include the following: development and marketing of new products; focus on an expanded international customer base; outsourcing of certain manufacturing processes; consolidating certain manufacturing process; process improvements within the manufacturing operations; and optimization of the organizational structure of the business. If the conditions encountered during 2004 and the first quarter of 2005 persist despite execution of the strategic action plan, the valuation of this business could be negatively impacted.
o Despite a decline in the first quarter of 2005, the propane business is expected to perform well in 2005 as a whole, as it returns to its more normal business cycle.

Engineered Products and Services ("all other") Category:
--------------------------------------------------------
o International demand for the railway track maintenance services and equipment business' products and services is expected to grow. Additionally, Six Sigma process improvements, new technologies and improved manufacturing efficiencies are expected to assist in improving margins of this business.
o The industrial grating business is expected to sustain continued profitability for 2005. However, the ability to pass increased commodity costs (e.g., steel) to customers may diminish.
o Although cost inflation for certain commodities is expected to moderate in 2005, continued increases in steel prices and worldwide demand for steel could have an adverse effect on raw material costs and the ability to obtain the necessary raw materials for most businesses in this Category.
o Consistent, profitable results are expected from the roofing granules and abrasives business.
o Due to an improving natural gas market, demand for air-cooled heat exchangers is expected to remain strong for the balance of the 2005 and stable into 2006.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

RESULTS OF OPERATIONS

     ----------------------------------------------------------------------------------------
                                                                            THREE MONTHS
                                                                           ENDED MARCH 31
     (DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AND PERCENTAGES)         2005          2004
     ----------------------------------------------------------------------------------------
     Revenues from continuing operations                               $  640.1      $  556.3
     Cost of services and products sold                                   493.6         429.0
     Selling, general and administrative expenses                          97.0          88.0
     Other expenses                                                         1.4           1.6
     Operating income from continuing operations                           47.3          37.0
     Interest Expense                                                      10.4          10.3
     Income tax expense                                                    12.1           8.5
     Net income                                                            23.1          16.9
     Diluted earnings per common share                                     0.55          0.41
     Consolidated effective income tax rate                                32.3%         31.0%
     ----------------------------------------------------------------------------------------

COMPARATIVE ANALYSIS OF CONSOLIDATED RESULTS

REVENUES

First Quarter 2005 vs. First Quarter 2004
-----------------------------------------
Revenues for the first quarter of 2005 increased $83.8 million or 15% from the first quarter of 2004, to a record level for a first quarter. This increase was attributable to the following significant items:

    ----------------------------------------------------------------------------
                                      CHANGE IN REVENUES
    IN MILLIONS             FIRST QUARTER 2005 VS. FIRST QUARTER 2004
    ----------------------------------------------------------------------------
      $   21.9      Net increased volume, new contracts and sales price changes in the Mill Services Segment.
          18.8      Net increased revenues in the Access Services Segment due
                         principally to the strength of the concrete forming
                         business, particularly in the Middle East, and
                         increased activity in the U.S.
          15.6      Effect of foreign currency translation.
           9.7      Net increased revenues in the railway track maintenance
                         services and equipment business due principally to
                         increased contract services and, to a lesser extent,
                         increased rail equipment and repair part sales.
           7.4      Increased revenues of the air-cooled heat exchangers
                         business due to improving natural gas market.
           4.3      Net increased revenues in the Gas Technologies Segment due principally to improved market conditions and selling
                         price increases for cryogenics equipment and industrial
                         cylinders, partially offset by decreased demand for
                         propane tanks and valves.
           3.9      Increased revenues of the industrial grating products
                         business due to increased prices.
           2.2      Effect of business acquisitions in the Access Services
                         Segment.
    ----------------------------------------------------------------------------
                    Total Change in Revenues -
      $   83.8           First Quarter 2005 vs. First Quarter 2004
    ============================================================================

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

COST OF SERVICES AND PRODUCTS SOLD

First Quarter 2005 vs. First Quarter 2004
-----------------------------------------
Cost of services and products sold for the first quarter of 2005 increased $64.7 million, or 15%, from the first quarter of 2004, in line with the 15% increase in revenues. This increase was attributable to the following significant items:

    ----------------------------------------------------------------------------
                            CHANGE IN COST OF SERVICES AND PRODUCTS SOLD
    IN MILLIONS              FIRST QUARTER 2005 VS. FIRST QUARTER 2004
    ----------------------------------------------------------------------------
      $   50.9      Increased costs due to increased revenues (exclusive of the effect of foreign currency translation and business acquisitions) including the effect of increased commodity costs and energy-related costs.
          12.0      Effect of foreign currency translation.
           1.5      Effect of business acquisitions in the Access Services
                         Segment.
           0.3      Other (due to product mix and minor changes across the
                         various units not already mentioned, partially offset by stringent cost control, process improvements and reorganization actions).

    ----------------------------------------------------------------------------
                    Total Change in Cost of Services and Products Sold -
      $   64.7           First Quarter 2005 vs. First Quarter 2004
    ============================================================================

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

First Quarter 2005 vs. First Quarter 2004
-----------------------------------------
Selling, general and administrative (SG&A) expenses for the first quarter of 2005 increased $9.0 million or 10% from the first quarter of 2004, a lower rate than the 15% increase in revenues. The lower relative increase in SG&A expenses (10%) as compared with revenues (15%) was due to stringent cost controls, process improvements and reorganization actions. The absolute dollar increase in SG&A expenses was attributable to the following significant items:

    ----------------------------------------------------------------------------
                      CHANGE IN SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
    IN MILLIONS              FIRST QUARTER 2005 VS. FIRST QUARTER 2004
    ----------------------------------------------------------------------------
      $    4.0      Increased compensation expense due to salary increases,
                         increased headcount, increased payroll taxes and
                         employee incentive plan increases due to improved
                         performance.
           2.2      Effect of foreign currency translation.
           1.4      Increased professional fees due to higher external auditor fees (related to Sarbanes-Oxley Section 404) and
                         increased consulting expenses.
           0.9      Effect of business acquisitions - principally SGB Raffia in
                         Australia.
           0.5      Other (including increased energy-related costs).
    ----------------------------------------------------------------------------
                    Total Change in Selling, General and Administrative
      $    9.0           Expenses - First Quarter 2005 vs. First Quarter 2004
    ============================================================================

OTHER EXPENSES

This income statement classification includes impaired asset write-downs, employee termination benefit costs and costs to exit activities, offset by net gains on the disposal of non-core assets. Net Other expenses were $1.4 million in the first quarter of 2005, compared with $1.6 million in the comparable 2004 period.

First Quarter 2005 vs. First Quarter 2004
-----------------------------------------
Other expenses for the first quarter of 2005 decreased $0.2 million or 11% from the first quarter of 2004. This decrease was attributable to the following significant items:

    ----------------------------------------------------------------------------
                                     CHANGE IN OTHER EXPENSES
     IN MILLIONS             FIRST QUARTER 2005 VS. FIRST QUARTER 2004
    ----------------------------------------------------------------------------
      $   (0.8)     Decrease in other expenses due to a loss on a sublease in
                         the first quarter of 2004 that did not recur in the
                         first quarter of 2005.
           0.6      Increase in employee termination benefit costs.
    ----------------------------------------------------------------------------
                    Total Change in Other Expenses -
      $   (0.2)          First Quarter 2005 vs. First Quarter 2004
    ============================================================================

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


INCOME TAX EXPENSE FROM CONTINUING OPERATIONS

First Quarter 2005 vs. First Quarter 2004
-----------------------------------------
The increase in the first quarter of 2005 of $3.6 million or 42% in income tax expense from continuing operations was due to increased earnings from continuing operations for the reasons mentioned above and an increase in the effective income tax rate relating to continuing operations from 31% in the first quarter of 2004 to 32.3% in the first quarter of 2005. The increase in the effective income tax rate was primarily a result of the expiration of three tax holidays; one in Europe, one in the Middle East and one in Asia.

================================================================================

NET INCOME AND EARNINGS PER SHARE

First Quarter 2005 vs. First Quarter 2004
-----------------------------------------
Net income of $23.1 million and diluted earnings per share of $0.55 in the first quarter of 2005 exceeded the first quarter of 2004 by $6.1 million and $0.14, respectively, due to increased income from continuing operations. This increase primarily resulted from increased revenues, stringent cost controls, process improvements and reorganization actions that contained selling, general and administrative expenses growth to a 10% increase while revenue increased 15%; partially offset by an increased effective income tax rate.


LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW
The Company's principal sources of liquidity are cash from operations and short-term borrowings under its various credit agreements, augmented periodically by cash proceeds from asset sales. During 2004, the Company achieved record net cash provided by operating activities of $270.5 million. During the first three months of 2005, net cash provided by operating activities of $48.1 million was 49% higher than in the first three months of 2004. Due to record capital investments of $58.3 million for the first three months of 2005 and the seasonal aspect of the Company's cash flows in the first three months of the year, the Company's net cash borrowings increased $8.7 million in the first three months of 2005.

The Company's management reaffirms its previously stated strategic objectives for 2005 that include generating a record $320 million in net cash provided by operating activities, augmented by targeted asset sales. The Company's strategy is to redeploy excess or discretionary cash in new long-term, high renewal-rate services contracts for the Mill Services business and for growth in the Access Services and railway track maintenance services businesses. The Company will also pursue sensible bolt-on acquisitions to further enhance its industrial services growth and increase Economic Value Added (EVA(R)). The Company has targeted a minimum of $140 million of discretionary cash flow for internal growth opportunities and acquisitions. Additionally, the Company will use funds from targeted asset sales for acquisitions or growth initiatives. The Company also plans to continue its long history of paying dividends to stockholders.

The Company also plans to pay down debt to the extent possible. However, as of March 31, 2005, the Company had only approximately $71 million of debt that can be paid prior to maturity. The balance of the debt, principally the Company's (pound)200 million notes and its $150 million notes, cannot be paid until maturity in 2010 and 2013, respectively.

COMMERCIAL COMMITMENTS
As of March 31, 2005, there was a decrease in the standby letters of credit and performance bonds of approximately $91.4 million from the total $218.3 million outstanding at December 31, 2004. This decrease was due principally to the release in January 2005 of an $80 million surety bond and a $9 million standby letter of credit, both related to the Company's settled Federal Excise Tax (FET) dispute, as previously reported in the Annual Report on Form 10-K.

SOURCES AND USES OF CASH
The primary drivers of the Company's cash flow from operations are the Company's sales and income, particularly in the services businesses. The Company's long-term mill services contracts provide predictable cash flows for several years into the future. (See "Certainty of Cash Flows" section for additional information on estimated future revenues of Mill Services contracts and order backlogs for the Company's manufacturing businesses and railway track maintenance services business.) Additionally, returns on capital investments made in prior years, for which no cash is currently required, are a significant source of operating cash. Depreciation related to these investments is a non-cash charge. The Company also continues to maintain working capital at a manageable level based upon the requirements and seasonality of the business.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


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

     RESOURCES AVAILABLE FOR CASH REQUIREMENTS - The Company has various credit facilities and commercial paper programs available for use throughout the world. The following chart illustrates the amounts outstanding on credit facilities and commercial paper programs and available credit at March 31, 2005.

SUMMARY OF CREDIT FACILITIES AND
COMMERCIAL PAPER PROGRAMS                    AS OF MARCH 31, 2005
----------------------------------------------------------------------------
                                OUTSTANDING       AVAILABLE
(IN MILLIONS)                  FACILITY LIMIT      BALANCE          CREDIT
----------------------------------------------------------------------------
U.S. commercial paper program    $   350.0        $    28.4        $   321.6

Euro commercial paper program        129.4             11.0            118.4

Revolving credit facility (a)        350.0               --            350.0

Bilateral credit facility (b)         25.0               --             25.0
----------------------------------------------------------------------------
TOTALS AT MARCH 31, 2005         $   854.4        $    39.4        $   815.0 (C)
============================================================================

(a)  U.S.-based program
(b)  International-based program
(c) Although the Company has significant available credit, it is the Company's policy to limit aggregate commercial paper and credit facility borrowings at any one time to a maximum of $375 million.

For more information on the Company's credit facilities, see Note 6, "Debt and Credit Agreements," to the Company's Form 10-K for the year ended December 31, 2004.

     CREDIT RATINGS AND OUTLOOK - The following table summarizes the Company's debt ratings at March 31, 2005:

                        LONG-TERM NOTES    U.S.-BASED COMMERCIAL PAPER   OUTLOOK
--------------------------------------------------------------------------------
Standard & Poor's (S&P)        A-                      A-2                Stable
Moody's                        A3                      P-2                Stable
Fitch (a)                      A-                      F-2                Stable
--------------------------------------------------------------------------------

(a)  The Company's (pound)200 million notes are not rated by Fitch.

The euro commercial paper market does not require commercial paper to be rated. Accordingly, the Company's euro-based commercial paper program has not been rated. In February 2005, Fitch reaffirmed its A- and F-2 ratings for the Company's long-term notes and U.S. commercial paper, respectively, and its stable outlook. S&P and Moody's reaffirmed their stable outlooks for the Company in November 2004 and September 2004, respectively. A downgrade to the Company's credit rating would probably increase the costs to the Company to borrow funds. An improvement in the Company's credit rating would probably decrease the costs to the Company to borrow funds.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


     WORKING CAPITAL POSITION - Changes in the Company's working capital are reflected in the following table:

                                         MARCH 31    DECEMBER 31     INCREASE
(DOLLARS ARE IN MILLIONS)                  2005         2004        (DECREASE)
------------------------------------------------------------------------------
CURRENT ASSETS
   Cash and cash equivalents           $      78.4   $      94.1   $     (15.7)
   Accounts receivable, net                  535.7         555.2         (19.5)
   Inventories                               247.8         217.0          30.8
   Other current assets                       55.8          58.6          (2.8)
------------------------------------------------------------------------------
       Total current assets                  917.7         924.9          (7.2)
------------------------------------------------------------------------------

CURRENT LIABILITIES
   Notes payable and current maturities       52.1          31.1          21.0
   Accounts payable                          217.4         220.3          (2.9)
   Accrued compensation                       48.9          63.8         (14.9)
   Income taxes                               39.0          40.2          (1.2)
   Other current liabilities                 223.3         223.0           0.3
------------------------------------------------------------------------------
       Total current liabilities             580.7         578.4           2.3
------------------------------------------------------------------------------
WORKING CAPITAL                        $     337.0   $     346.5   $      (9.5)
------------------------------------------------------------------------------
CURRENT RATIO                                1.6:1         1.6:1
==============================================================================

Working capital decreased approximately 3% in the first three months of 2005 due principally to the following factors:

o Cash decreased $15.7 million due to the timing of cash receipts at the end of December 2004. In December 2004, the Company received approximately $12 million in cash too late in the month to pay down debt. In March 2005, this situation did not occur.

o Notes and accounts receivable decreased $19.5 million due principally to lower sales and increased cash collections at the railway track maintenance services and equipment business for the first quarter of 2005 compared with the fourth quarter of 2004, as well as the timing of cash collections in the propane unit of the Gas Technologies Segment. The decrease was partially offset by increases in the North American Access Services business due mainly to higher sales in the first quarter of 2005 compared with the fourth quarter of 2004, and the timing of collections.

o Inventories increased $30.8 million from December 31, 2004 due to the following factors: increased work-in-process and raw materials inventories for long-lead-time orders at the railway track maintenance services and equipment business scheduled for delivery in the second half of 2005; increased finished goods for the international Access Services and gas technologies businesses to meet expected demand in the second and third quarters of 2005.

o Notes payable and current maturities increased $21.0 million due principally to increased commercial paper borrowings during the first quarter of 2005.

o Accrued compensation decreased $14.9 million due principally to the payment of 2004 accrued bonuses during the first quarter of 2005.

     CERTAINTY OF CASH FLOWS - The certainty of the Company's future cash flows is strengthened by the long-term nature of the Company's mill services contracts. At December 31, 2004, the Company's mill services contracts had estimated future revenues of $3.7 billion. Of that amount, approximately 59% is expected to be recognized by December 31, 2007. In addition, as of March 31, 2005, the Company had an order backlog of $256.7 million for its manufacturing businesses (excluding the roofing granules and slag abrasives business) and railway track maintenance services. This compares with $243.0 million at December 31, 2004 and $213.9 million at March 31, 2004. The increase from December 31, 2004 is due principally to new orders for heat exchangers in the Engineered Products and Services ("all other") Category and increased demand for industrial cylinders and cryogenics equipment in the Gas Technologies Segment. The railway track maintenance services and equipment business backlog includes a significant portion that is long-term, which will not be

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


realized until the second half of 2005 or later due to the long lead times necessary to build certain equipment and the long-term nature of certain service contracts.

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

CASH FLOW SUMMARY
The Company's cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

SUMMARIZED CASH FLOW INFORMATION
--------------------------------------------------------------------------
                                                  THREE MONTHS ENDED
                                                       MARCH 31
                                             -----------------------------
(IN MILLIONS)                                   2005               2004
--------------------------------------------------------------------------
Cash provided by (used in):
   Operating activities                      $     48.1         $     32.4
   Investing activities                           (57.9)             (45.2)
   Financing activities                            (1.7)              11.6
   Effect of exchange rate changes on cash         (4.2)              (0.2)
--------------------------------------------------------------------------
   Net change in cash and cash equivalents   $    (15.7)        $     (1.4)
==========================================================================

     CASH FROM OPERATING ACTIVITIES - Net cash provided by operating activities in the first three months of 2005 was $48.1 million, an increase of $15.8 million from the first three months of 2004. The increased cash from operations was principally a result of the following factors:

o Increased net income in the first quarter of 2005 compared with the first quarter of 2004.

o Net receivables decreased as of March 31, 2005 compared with December 31, 2004. This was due principally to greater collections at the railway track maintenance services and equipment business and the Gas Technologies Segment.

o Inventories increased as of March 31, 2005 compared with December 31, 2004. This was to meet scheduled shipments at the railway track maintenance services and equipment business and anticipated shipments for the Gas Technologies Segment.

o Accrued compensation decreased as of March 31, 2005 compared with December 31, 2004. This decrease was due to incentive compensation payments and the timing of payment of salaries and wages at most divisions.

     CASH USED IN INVESTING ACTIVITIES - Capital investments of $58.3 million for the first three months of 2005 were a record for the first three months of a year. This was an increase of $11.8 million over the first three months of 2004. Overall, approximately 50% of the first quarter 2005 investments were for projects intended to grow future revenues. Investments were made predominantly in the industrial services businesses with 62% in the Mill Services Segment and 24% in the Access Services Segment. Throughout the remainder of 2005, the Company plans to continue to invest in high-return projects and bolt-on acquisitions, principally in the industrial services businesses.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


     CASH USED IN FINANCING ACTIVITIES - The following table summarizes the Company's debt and capital positions at March 31, 2005 and December 31, 2004.

                                                MARCH 31         DECEMBER 31
(DOLLARS ARE IN MILLIONS)                         2005               2004
----------------------------------------------------------------------------
Notes Payable and Current Maturities          $      52.1        $      31.1
Long-term Debt                                      570.9              594.7
----------------------------------------------------------------------------
Total Debt                                          623.0              625.8
Total Equity                                        912.7              914.2
----------------------------------------------------------------------------
Total Capital                                 $   1,535.7        $   1,540.0

Total Debt to Total Capital                         40.6%              40.6%
============================================================================

The Company's debt as a percent of total capital as of March 31, 2005 remained the same as December 31, 2004. Overall debt decreased slightly from December 31, 2004 due to foreign currency translation. Additionally, total equity decreased slightly due to foreign currency translation adjustments mostly offset by increases in additional paid-in capital from stock option exercises and increases in retained earnings as a result of the earnings in the quarter.

DEBT COVENANTS
The Company's credit facilities and certain notes payable agreements contain covenants requiring a minimum net worth of $475 million and a maximum debt to capital ratio of 60%. Based on balances at March 31, 2005, the Company could increase borrowings by approximately $746.0 million and still be within its debt covenants. Alternatively, keeping all other factors constant, the Company's equity could decrease by approximately $437.7 million and the Company would still be within its covenants. The Company expects to be compliant with these debt covenants one year from now.

CASH AND VALUE-BASED MANAGEMENT
The Company plans to continue with its strategy of selective investing for strategic purposes for the foreseeable future. The goal of this strategy is to improve the Company's Economic Value Added (EVA(R)) under the program that commenced January 1, 2002. Under this program, the Company evaluates strategic investments based upon the investment's economic profit. EVA equals after-tax operating profits less a charge for the use of the capital employed to create those profits (only the service cost portion of defined benefit pension expense is included for EVA purposes). Therefore, value is created when a project or initiative produces a return above the cost of capital. In the first three months of 2005, seven of the Company's nine divisions improved their EVA from the comparable 2004 period.

The Company is committed to continue paying dividends to stockholders. The Company has increased the dividend rate for eleven consecutive years, and in February 2005, the Company paid its 219th consecutive quarterly cash dividend. In March 2005, the Company declared its 220th consecutive quarterly cash dividend. The Company also plans to continue paying down debt to the extent possible. Additionally, the Company has authorization to repurchase up to one million of its shares through January 31, 2006.

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

NEW FINANCIAL ACCOUNTING STANDARDS ISSUED
Information on new financial accounting standards issued is included in Note M, "New Financial Accounting Standards Issued." in Part I, Item 1, Financial Statements.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

MARKET RISK.

In the normal course of business, the Company is routinely subjected to a variety of risks. In addition to the market risk associated with interest rate and currency movements on outstanding debt and non-U.S. dollar-denominated assets and liabilities, other examples of risk include collectibility of receivables, volatility of the financial markets and their effect on defined benefit pension plans, and global economic and political conditions.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


     CYCLICAL INDUSTRY AND ECONOMIC CONDITIONS MAY ADVERSELY IMPACT THE COMPANY'S BUSINESSES.

The Company's businesses are vulnerable to general economic slowdowns and cyclical conditions in the industries served. In particular,

o The Company's mill services business may be adversely impacted by slowdowns in steel mill production, excess capacity, consolidation or bankruptcy of steel producers or a reversal or slowing of current outsourcing trends in the steel industry;

o The Company's Access Services business may be adversely impacted by slowdowns in non-residential construction and annual industrial and building maintenance cycles;

o The Company's gas technologies business may be adversely impacted by reduced industrial production, and lower demand for industrial gases, slowdowns in demand for medical cylinders, valves and consumer barbecue grills, or lower demand for natural gas vehicles;

o The industrial grating business may be adversely impacted by slowdowns in non-residential construction and industrial production;

o The railway track maintenance business may be adversely impacted by developments in the railroad industry that lead to lower capital spending or reduced maintenance spending; and

o The industrial abrasives and roofing granules business may be adversely impacted by slower home resales or economic conditions that slow the rate of residential roof replacement, or by slowdowns in the industrial and infrastructure refurbishment industries.

     THE COMPANY'S DEFINED BENEFIT PENSION EXPENSE IS DIRECTLY AFFECTED BY THE EQUITY AND BOND MARKETS AND A DOWNWARD TREND IN THOSE MARKETS COULD ADVERSELY IMPACT THE COMPANY'S FUTURE EARNINGS. AN UPWARD TREND IN THE EQUITY AND BOND MARKETS COULD POSITIVELY AFFECT THE COMPANY'S FUTURE EARNINGS.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


     THE COMPANY'S GLOBAL PRESENCE SUBJECTS IT TO A VARIETY OF RISKS ARISING FROM DOING BUSINESS INTERNATIONALLY.

The Company operates in over 40 countries, including the United States. The Company's global footprint exposes it to a variety of risks that may adversely impact results of operations, cash flows or financial position. These include the following:

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

The Company has operations in several countries in the Middle East, including Bahrain, Egypt, Saudi Arabia, United Arab Emirates and Qatar, which are geographically close to Iraq and other countries with a continued high risk of armed hostilities. During the first quarter of 2005, 2004 and 2003, these countries contributed approximately $7.4 million, $4.7 million and $4.0 million, respectively, to the Company's operating income. Additionally, the Company has operations in and sales to countries that have encountered outbreaks of communicable diseases (e.g., Acquired Immune Deficiency Syndrome (AIDS)). Should these outbreaks worsen or spread to other countries, the Company may be negatively impacted through reduced sales to and within these countries and other countries impacted by such diseases.

     EXCHANGE RATE FLUCTUATIONS MAY ADVERSELY IMPACT THE COMPANY'S BUSINESS.

Fluctuations in foreign exchange rates between the U.S. dollar and the approximately 35 other currencies in which the Company conducts business may adversely affect the Company's operating income and income from continuing operations in any given fiscal period. Approximately 60% and 59% of the Company's sales and approximately 75% and 76% of the Company's operating income from continuing operations for the three months ended March 31, 2005 and 2004, respectively, were derived from operations outside the United States. More specifically, during the three months ended March 31, 2005 and 2004, approximately 21% and 23%, respectively, of the Company's revenues were derived from operations in the U.K. Additionally, approximately 18% of the Company's revenues were derived from operations with the euro as their functional currency during both the three months ended March 31, 2005 and 2004. Given the structure of the Company's revenues and expenses, an increase in the value of the U.S. dollar relative to the foreign currencies in which the Company earns its revenues generally has a negative impact on operating income, whereas a decrease in the value of the U.S. dollar tends to have the opposite effect. The Company's principal foreign currency exposures are to the British pound sterling and the euro.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


Compared with the corresponding period in 2004, the average values of major currencies changed as follows in relation to the U.S. dollar during 2005, impacting the Company's sales and income:

     o   British pound sterling         Strengthened by 3%
     o   euro                           Strengthened by 6%
     o   South African rand             Strengthened by 10%
     o   Brazilian real                 Strengthened by 9%
     o   Australian dollar              Strengthened by 2%

The Company's foreign currency exposures increase the risk of income statement, balance sheet and cash flow volatility. If the above currencies change materially in relation to the U.S. dollar, the Company's financial position, results of operations, or cash flows may be materially affected.

To illustrate the effect of foreign currency exchange rate changes in certain key markets of the Company, in the first three months of 2005, revenues would have been approximately 2% or $15.6 million less and income from continuing operations would have been approximately 6% or $1.3 million less if the average exchange rates for the first three months of 2004 were utilized. A similar comparison for the first three months of 2004 would have decreased revenues approximately 7% or $38.6 million while income from continuing operations would have been approximately 7% or $1.1 million less if the average exchange rates would have remained the same as the first three months of 2003.

Currency changes result in assets and liabilities denominated in local currencies being translated into U.S. dollars at different amounts than at the prior period end. These currency changes resulted in decreased net assets of $20.9 million and $3.1 million, at March 31, 2005 and 2004, respectively, when compared with December 31, 2004 and 2003, respectively.

The Company seeks to reduce exposures to foreign currency transaction fluctuations through the use of forward exchange contracts. At March 31, 2005, the notional amount of these contracts was $96.1 million, and all will mature before August 2005. The Company does not hold or issue financial instruments for trading purposes, and it is the Company's policy to prohibit the use of derivatives for speculative purposes.

Although the Company engages in foreign currency forward exchange contracts and other hedging strategies to mitigate foreign exchange risk, hedging strategies may not be successful or may fail to offset the risk.

In addition, competitive conditions in the Company's manufacturing businesses may limit the Company's ability to increase product prices in the face of adverse currency movements. Sales of products manufactured in the United States for the domestic and export markets may be affected by the value of the U.S. dollar relative to other currencies. Any long-term strengthening of the U.S. dollar could depress demand for these products and reduce sales and may cause translation gains or losses due to the revaluation of foreign currency-denominated accounts payable, accounts receivable and other asset and liability accounts. Conversely, any long-term weakening of the U.S. dollar could improve demand for these products and increase sales and may cause translation gains or losses due to the revaluation of accounts payable, accounts receivable and other asset and liability accounts.

     NEGATIVE ECONOMIC CONDITIONS MAY ADVERSELY IMPACT THE ABILITY OF THE COMPANY'S CUSTOMERS TO MEET THEIR OBLIGATIONS TO THE COMPANY ON A TIMELY BASIS AND IMPACT THE VALUATION OF THE COMPANY'S ASSETS.

If a downturn in the economy occurs, it may adversely impact the ability of the Company's customers to meet their obligations to the Company on a timely basis and could result in bankruptcy filings by them. If customers are unable to meet their obligations on a timely basis, it could adversely impact the realizability of receivables, the valuation of inventories and the valuation of long-lived assets across the Company's businesses, as well as negatively impact the forecasts used in performing the Company's goodwill impairment testing under SFAS No. 142, "Goodwill and Other Intangible Assets." If management determines that goodwill or assets are impaired or that inventories or receivables cannot be realized at recorded amounts, the Company will be required to record a write-down in the period of determination, which will reduce net income for that period. Additionally, the risk remains that certain Mill Services customers may file for bankruptcy protection, be acquired or consolidate in the future, which could have an adverse impact on the Company's income and cash flows. Conversely, such consolidation may provide additional service opportunities for the Company.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


     A NEGATIVE OUTCOME ON PERSONAL INJURY CLAIMS AGAINST THE COMPANY MAY ADVERSELY IMPACT RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The Company has been named as one of many defendants (approximately 90 or more in most cases) in legal actions alleging personal injury from exposure to airborne asbestos. In their suits, the plaintiffs have named as defendants many manufacturers, distributors and repairers of numerous types of equipment or products that may involve asbestos. Most of these complaints contain a standard claim for damages of $20 million or more against the named defendants. The Company has not paid any amounts in settlement of these cases, with the exception of two settlements totaling less than $10,000 paid by the insurance carrier prior to 1998. However, if the Company was found to be liable in any of these actions and the liability was to exceed the Company's insurance coverage, results of operations, cash flows and financial condition could be adversely affected. For more information concerning this litigation, see Note I, "Commitments and Contingencies," in Part 1, Item 1, Financial Statements.

     THE COMPANY MAY LOSE CUSTOMERS OR BE REQUIRED TO REDUCE PRICES AS A RESULT OF COMPETITION.

The industries in which the Company operates are highly competitive.

o The Company's Mill Services business is sustained mainly through contract renewals. Historically, the Company's contract renewal rate has averaged around 95%. If the Company is unable to renew its contracts at its historical levels, revenue may decline.

o The Company's Access Services business rents and sells equipment and provides erection and dismantling services to principally the non-residential construction and industrial plant maintenance markets. Contracts are awarded based upon the Company's engineering capabilities, product availability and the ability to competitively price its rentals and services. During economic cycle downturns in their home markets, certain international competitors have exported significant quantities of rental equipment to the markets the Company serves, particularly the U.S. This has caused an oversupply of certain equipment and a consequential reduction in product and rental pricing in the markets receiving the excess equipment. If the Company is unable to consistently provide high-quality products and services at competitive prices, it may lose customers or operating margins may decline due to reduced selling prices.

o The Company's manufacturing businesses compete with companies that manufacture similar products both internationally and domestically. Certain international competitors export their products into the United States and sell them at lower prices due to lower labor costs and government subsidies for exports. Such practices may limit the prices the Company can charge for its products and services. Additionally, unfavorable foreign exchange rates can adversely impact the Company's ability to match the prices charged by international competitors. If the Company is unable to match the prices charged by international competitors, it may lose customers.

The Company's strategy to overcome this competition includes Six Sigma continuous process improvement and cost reduction programs, international customer focus and the diversification, streamlining and consolidation of operations.

     INCREASES IN ENERGY PRICES COULD INCREASE THE COMPANY'S OPERATING COSTS AND REDUCE ITS PROFITABILITY.

Worldwide political and economic conditions, among other factors, may result in an increase in the volatility of energy costs, both on a macro basis and for the Company specifically. In the first three months of 2005 and 2004, energy costs have approximated 3.9% and 3.8% of the Company's revenue, respectively. To the extent that such costs cannot be passed to customers in the future, operating income and results of operations may be adversely affected.

     INCREASES OR DECREASES IN PURCHASE PRICES OR AVAILABILITY OF STEEL OR OTHER MATERIALS AND COMMODITIES MAY AFFECT THE COMPANY'S PROFITABILITY.

The profitability of the Company's manufactured products are affected by changing purchase prices of steel and other materials and commodities. Beginning in 2004, the price paid for steel and certain other commodities increased significantly compared with prior years. If steel or other material costs associated with the Company's manufactured products increase and the costs cannot be passed on to the Company's customers, then operating income will be adversely affected. Additionally, decreased availability of steel or other materials, such as carbon fiber used to manufacture filament-wound composite cylinders, could affect the Company's ability to produce manufactured products in a timely manner. If the Company cannot obtain the necessary raw materials for its manufactured products, then revenues, operating income and cash flows will be adversely affected.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


     THE COMPANY IS SUBJECT TO VARIOUS ENVIRONMENTAL LAWS AND THE SUCCESS OF EXISTING OR FUTURE ENVIRONMENTAL CLAIMS AGAINST IT COULD ADVERSELY IMPACT THE COMPANY'S RESULTS OF OPERATIONS AND CASH FLOWS.

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

The Company is currently involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites under the federal "Superfund" law. At several sites, the Company is currently conducting environmental remediation, and it is probable that the Company will agree to make payments toward funding certain other of these remediation activities. It also is possible that some of these matters will be decided unfavorably to the Company and that other sites requiring remediation will be identified. Each of these matters is subject to various uncertainties and financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Company has evaluated its potential liability and the Consolidated Balance Sheets at both March 31, 2005 and December 31, 2004 included an accrual of $2.7 million, for environmental matters. The amounts charged against pre-tax earnings related to environmental matters totaled $0.3 million and $0.4 million for the three months ended March 31, 2005 and 2004, respectively. The liability for future remediation costs is evaluated on a quarterly basis. Actual costs to be incurred at identified sites in future periods may be greater than the estimates, given inherent uncertainties in evaluating environmental exposures.

     RESTRICTIONS IMPOSED BY THE COMPANY'S CREDIT FACILITIES AND OUTSTANDING NOTES MAY LIMIT THE COMPANY'S ABILITY TO OBTAIN ADDITIONAL FINANCING OR TO PURSUE BUSINESS OPPORTUNITIES.

The Company's credit facilities and certain notes payable agreements contain a covenant requiring a maximum debt to capital ratio of 60%. In addition, certain notes payable agreements also contain a covenant requiring a minimum net worth of $475 million. These covenants limit the amount of debt the Company may incur, which could limit its ability to obtain additional financing or to pursue business opportunities. In addition, the Company's ability to comply with these ratios may be affected by events beyond its control. A breach of any of these covenants or the inability to comply with the required financial ratios could result in a default under these credit facilities. In the event of any default under these credit facilities, the lenders under those facilities could elect to declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be due and payable, which would cause an event of default under the notes. This could, in turn, trigger an event of default under the cross-default provisions of the Company's other outstanding indebtedness. At March 31, 2005, the Company was in compliance with these covenants and $378.8 million in indebtedness containing these covenants was outstanding.

     HIGHER THAN EXPECTED CLAIMS UNDER INSURANCE POLICIES, UNDER WHICH THE COMPANY RETAINS A PORTION OF RISK, COULD ADVERSELY IMPACT RESULTS OF OPERATIONS AND CASH FLOWS.

The Company retains a significant portion of the risk for property, workers' compensation, automobile, general and product liability losses. Reserves have been recorded which reflect the undiscounted estimated liabilities for ultimate losses including claims incurred but not reported. Inherent in these estimates are assumptions that are based on the Company's history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends. At March 31, 2005 and December 31, 2004, the Company had recorded liabilities of $78.0 million and $77.4 million, respectively, related to both asserted and unasserted insurance claims. If actual claims are higher than those projected by management, an increase to the Company's insurance reserves may be required and would be recorded as a charge to income in the period the need for the change was determined. Conversely, if actual claims are lower than those projected by management, a decrease to the Company's insurance reserves may be required and would be recorded as a reduction to expense in the period the need for the change was determined.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


     THE SEASONALITY OF THE COMPANY'S BUSINESS MAY CAUSE ITS QUARTERLY RESULTS TO FLUCTUATE.

The Company has historically generated the majority of its cash flows in the third and fourth quarters (periods ending September 30 and December 31). This is a direct result of normally higher sales and income during the latter part of the year, as the Company's business tends to follow seasonal patterns. If the Company is unable to successfully manage the cash flow and other effects of seasonality on the business, its results of operations may suffer.

HISTORICAL REVENUE PATTERNS
IN MILLIONS                                     2005         2004         2003         2002         2001
------------------------------------------   ----------   ----------   ----------   ----------   ----------
First Quarter Ended March 31                 $    640.1   $    556.3   $    487.9   $    458.6   $    505.0

Second Quarter Ended June 30                         --        617.6        536.4        510.3        510.1

Third Quarter Ended September 30                     --        617.3        530.2        510.5        510.3

Fourth Quarter Ended December 31                     --        710.9        564.0        497.3        499.7
------------------------------------------   ----------   ----------   ----------   ----------   ----------
Totals                                       $       --   $  2,502.1   $  2,118.5   $  1,976.7   $  2,025.2(a)
==========================================   ==========   ==========   ==========   ==========   ==========

(a)  Does not total due to rounding.

HISTORICAL CASH PROVIDED BY OPERATIONS
IN MILLIONS                                     2005         2004         2003         2002         2001
------------------------------------------   ----------   ----------   ----------   ----------   ----------
First Quarter Ended March 31                 $     48.1   $     32.4   $     31.2   $      9.0   $      2.6

Second Quarter Ended June 30                         --         64.6         59.2         71.4         65.1

Third Quarter Ended September 30                     --         68.9         64.1         83.3         66.1

Fourth Quarter Ended December 31                     --        104.6        108.4         90.1        106.9
------------------------------------------   ----------   ----------   ----------   ----------   ----------
Totals                                       $       --   $    270.5   $    262.8(a)$    253.8   $    240.6(a)
==========================================   ==========   ==========   ==========   ==========   ==========

(a)  Does not total due to rounding.

     THE COMPANY'S CASH FLOWS AND EARNINGS ARE SUBJECT TO CHANGES IN INTEREST RATES.

The Company's total debt as of March 31, 2005 was $623.0 million. Of this amount, approximately 13% had variable rates of interest and 87% had fixed rates of interest. The weighted average interest rate of total debt was approximately 6.3%. At current debt levels, a one-percentage increase/decrease in variable interest rates would increase/decrease interest expense by approximately $0.8 million per year. Should the Company require significant additional borrowings to finance growth-related acquisitions, they would be at the prevailing market interest rates which may be higher than the Company is currently paying under its commercial paper programs.

The future financial impact on the Company associated with the above risks cannot be estimated.


ITEM 4.   CONTROLS AND PROCEDURES
---------------------------------

The Company's management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of March 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, during the first quarter of 2005 or subsequent to the date of their evaluation.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
---------------------------

Information on legal proceedings is included under Part I, Item 1, Footnote I labeled "Commitments and Contingencies."


ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
---------------------------------------------------------------------

(c). Issuer Purchases of Equity Securities

                                                                          TOTAL NUMBER OF SHARES       MAXIMUM NUMBER OF
                                       TOTAL NUMBER                        PURCHASED AS PART OF     SHARES THAT MAY YET BE
                                        OF SHARES     AVERAGE PRICE         PUBLICLY ANNOUNCED        PURCHASED UNDER THE
PERIOD                                  PURCHASED     PAID PER SHARE         PLANS OR PROGRAMS         PLANS OR PROGRAMS
---------------------------------------------------------------------------------------------------------------------------
January 1, 2005 - January 31, 2005          --             --                       --                      1,000,000
February 1, 2005 - February 28, 2005        --             --                       --                      1,000,000
March 1, 2005 - March 31, 2005              --             --                       --                      1,000,000
------------------------------------------------------------------------------------------------
     Total                                  --             --                       --
------------------------------------------------------------------------------------------------

The Company's share repurchase program was extended by Board of Directors in November 2004. This was announced to the public on November 16, 2004 as part of the Company-issued press release. The program authorizes the repurchase of up to 1,000,000 shares of the Company's common stock and expires January 31, 2006.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS
-------------------------------------------------------------

At the annual meeting of stockholders held on April 26, 2005 in Camp Hill, Pennsylvania, the following proposals were voted upon by stockholders:

o Stockholders approved the amendments to the restated certificate of incorporation and by-laws of the company to eliminate the classification of the board of directors by the following vote:

          For              Against          Abstentions
     No. of Shares      No. of Shares      No. of Shares
     -------------      -------------      -------------
      36,660,163           714,813           219,248

o Stockholders elected all eleven current members of the Board of Directors to terms expiring in 2006 under the declassified Board structure approved at the 2005 Annual Meeting.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION


     The Board of Directors voting tabulation was as follows:

                                        For            Withheld
     Name                          No. of Shares    No. of Shares
     ----                          -------------    -------------
     G. D. H. Butler                26,442,730        11,151,495
     K. G. Eddy                     37,316,113           278,112
     S. D. Fazzolari                35,278,946         2,315,279
     D. C. Hathaway                 36,635,319           958,906
     J. J. Jasinowski               37,206,652           387,573
     D. H. Pierce                   37,320,036           274,189
     C. F. Scanlan                  37,058,744           535,481
     J. I. Scheiner                 37,374,978           219,247
     A. J. Sordoni, III             36,592,834         1,001,391
     J. P. Viviano                  37,130,423           463,802
     R. C. Wilburn                  36,765,217           829,008

o Stockholders approved the appointment of PricewaterhouseCoopers LLP as independent accountants to audit the financial statements of the Company for the fiscal year ending December 31, 2005 by the following vote:

          For              Against          Abstentions
     No. of Shares      No. of Shares      No. of Shares
     -------------      -------------      -------------
      35,784,813          1,676,669           132,742



ITEM 5.   OTHER INFORMATION
---------------------------

DIVIDEND INFORMATION
--------------------

On March 10, 2005, the Board of Directors declared a quarterly cash dividend of $0.30 per share, payable May 16, 2005, to stockholders of record as of April 15, 2005.


10b5-1 Plan
-----------

The Chief Executive Officer (CEO) of the Company adopted in the Fourth Quarter of 2004, a personal trading plan, as part of a long-term strategy for asset diversification and liquidity, in accordance with the Securities and Exchange Commission's Rule 10b5-1. Under the plan, the CEO will exercise, under pre-arranged terms, up to 167,500 options in open market transactions. The 167,500 options represent approximately 38% of his total option holdings at the time the trading plan was initiated. The trading plan will expire in December 2005. As of May 5, 2005, 97,500 shares have been sold under the trading plan.

Rule 10b5-1 allows officers and directors, at a time when they are not in possession of material non-public information, to adopt written plans to sell shares on a regular basis under pre-arranged terms, regardless of any subsequent non-public information they may receive. Exercises of stock options by the CEO pursuant to the terms of the plan will be disclosed publicly through Form 144 and Form 4 filings with the Securities and Exchange Commission.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS
------------------

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




                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     HARSCO CORPORATION
                                     -----------------------------------
                                       (Registrant)



DATE      May 5, 2005                /S/ Salvatore D. Fazzolari
      -------------------            -----------------------------------
                                     Salvatore D. Fazzolari
                                     Senior Vice President, Chief
                                     Financial Officer and Treasurer



DATE      May 5, 2005                /S/ Stephen J. Schnoor
      -------------------            -----------------------------------
                                     Stephen J. Schnoor
                                     Vice President and Controller