Form 10-Q
period 2005-06-30
HARSCO CORP
filed 2005-08-04
CIK 45876

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 _______________

                                    FORM 10-Q
                                 _______________


      [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended June 30, 2005

                                       OR

      [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ___________ to ___________

                          Commission File Number 1-3970

                               ___________________


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
YES  [X]  NO  [_]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  Class                             Outstanding at July 31, 2005
                  -----                             ----------------------------
Common stock, par value $1.25 per share                    41,679,575

================================================================================

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                          JUNE 30                     JUNE 30
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                             2005         2004           2005         2004
----------------------------------------------------------------------------------------------------------------------
REVENUES FROM CONTINUING OPERATIONS:
    Service sales                                                 $ 498,787     $ 440,700     $  968,360   $  846,607
    Product sales                                                   197,360       176,877        367,848      327,243
-----------------------------------------------------------------------------------------------------------------------
      TOTAL REVENUES                                                696,147       617,577      1,336,208    1,173,850
-----------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES FROM CONTINUING OPERATIONS:
    Cost of services sold                                           367,401       326,594        719,806      631,386
    Cost of products sold                                           158,914       141,284        300,156      265,480
    Selling, general and administrative expenses                     95,212        89,455        192,248      177,459
    Research and development expenses                                   711           676          1,370        1,381
    Other (income) expenses                                            (593)        1,953            849        3,573
-----------------------------------------------------------------------------------------------------------------------
      TOTAL COSTS AND EXPENSES                                      621,645       559,962      1,214,429    1,079,279
-----------------------------------------------------------------------------------------------------------------------

      OPERATING INCOME FROM CONTINUING OPERATIONS                    74,502        57,615        121,779       94,571

Equity in income of unconsolidated entities, net                         42            74            120          172
Interest income                                                         567           488          1,145        1,201
Interest expense                                                    (10,419)      (10,038)       (20,862)     (20,320)
-----------------------------------------------------------------------------------------------------------------------

      INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
         MINORITY INTEREST                                           64,692        48,139        102,182       75,624

Income tax expense                                                  (20,647)      (14,942)       (32,757)     (23,469)
-----------------------------------------------------------------------------------------------------------------------

      INCOME FROM CONTINUING OPERATIONS BEFORE
         MINORITY INTEREST                                           44,045        33,197         69,425       52,155

Minority interest in net income                                      (2,232)       (2,217)        (4,560)      (4,318)
-----------------------------------------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS                                    41,813        30,980         64,865       47,837
-----------------------------------------------------------------------------------------------------------------------

DISCONTINUED OPERATIONS:
    Loss from operations of discontinued business                      (316)         (426)          (341)        (416)
    Gain/(loss) on disposal of discontinued business                    204            59            195          (88)
    Income/(loss) related to discontinued defense business               (6)            -             32          224
    Income tax benefit                                                   44           132             43          112
-----------------------------------------------------------------------------------------------------------------------
LOSS FROM DISCONTINUED OPERATIONS                                       (74)         (235)           (71)        (168)
-----------------------------------------------------------------------------------------------------------------------
      NET INCOME                                                  $  41,739     $  30,745     $   64,794   $   47,669
=======================================================================================================================

Average shares of common stock outstanding                           41,612        41,080         41,558       41,009

Basic earnings per common share:

    Continuing operations                                         $    1.00     $    0.75     $     1.56   $     1.17

    Discontinued operations                                             --          (0.01)           --           --

-----------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER COMMON SHARE                                   $    1.00     $    0.75(a)  $     1.56   $     1.16(a)
=======================================================================================================================

Diluted average shares of common stock outstanding                   42,046        41,525         42,012       41,493

Diluted earnings per common share:
    Continuing operations                                         $    0.99     $    0.75     $     1.54   $     1.15
    Discontinued operations                                             --          (0.01)           --           --
-----------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE                                 $    0.99     $    0.74     $     1.54   $     1.15
=======================================================================================================================
CASH DIVIDENDS DECLARED PER COMMON SHARE                          $    0.30     $    0.275    $     0.60   $     0.55
=======================================================================================================================
(a) Does not total due to rounding

See accompanying notes to consolidated financial statements

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                   JUNE 30      DECEMBER 31
(IN THOUSANDS)                                                       2005          2004
--------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                    $    99,551    $    94,093
    Accounts receivable, net                                         534,039        555,191
    Inventories                                                      262,922        217,026
    Other current assets                                              59,098         58,614
--------------------------------------------------------------------------------------------
       TOTAL CURRENT ASSETS                                          955,610        924,924
--------------------------------------------------------------------------------------------
Property, plant and equipment, net                                   925,340        932,298
Goodwill, net                                                        412,652        433,125
Other assets                                                         100,372         98,477
Assets held for sale                                                   1,784            932
--------------------------------------------------------------------------------------------
       TOTAL ASSETS                                              $ 2,395,758    $ 2,389,756
============================================================================================

LIABILITIES
CURRENT LIABILITIES:
    Short-term borrowings                                        $    63,104    $    16,145
    Current maturities of long-term debt                               6,069         14,917
    Accounts payable                                                 213,024        220,322
    Accrued compensation                                              53,272         63,776
    Income taxes                                                      47,451         40,227
    Dividends payable                                                 12,492         12,429
    Other current liabilities                                        220,813        210,581
--------------------------------------------------------------------------------------------
       TOTAL CURRENT LIABILITIES                                     616,225        578,397
--------------------------------------------------------------------------------------------
Long-term debt                                                       556,136        594,747
Deferred income taxes                                                 99,696         95,702
Insurance liabilities                                                 55,567         53,960
Retirement plan liabilities                                           92,872         97,586
Other liabilities                                                     49,999         54,483
Liabilities associated with assets held for sale                         --             691
--------------------------------------------------------------------------------------------
       TOTAL LIABILITIES                                           1,470,495      1,475,566
--------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock                                                          85,145         84,889
Additional paid-in capital                                           149,311        139,532
Accumulated other comprehensive loss                                (164,778)      (127,491)
Retained earnings                                                  1,460,457      1,420,637
Treasury stock                                                      (603,271)      (603,377)
Unearned stock-based compensation                                     (1,601)           --
--------------------------------------------------------------------------------------------
       TOTAL STOCKHOLDERS' EQUITY                                    925,263        914,190
--------------------------------------------------------------------------------------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 2,395,758    $ 2,389,756
============================================================================================

See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     SIX MONTHS ENDED
                                                                                          JUNE 30
(IN THOUSANDS)                                                                      2005           2004
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                    $ 64,794        $ 47,669
   Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
      Depreciation                                                                 97,463          88,401
      Amortization                                                                  1,270           1,189
      Equity in income of unconsolidated entities, net                               (120)           (171)
      Dividends or distributions from unconsolidated entities                         --              544
      Other, net                                                                    4,578           5,770
      Changes in assets and liabilities, net of acquisitions
        and dispositions of businesses:
          Accounts receivable                                                      (7,280)        (56,854)
          Inventories                                                             (49,476)        (26,686)
          Accounts payable                                                          2,683          11,606
          Accrued interest payable                                                 14,177          13,285
          Accrued compensation                                                     (7,689)          2,096
          Other assets and liabilities                                             14,086          10,109
----------------------------------------------------------------------------------------------------------

      NET CASH PROVIDED BY OPERATING ACTIVITIES                                   134,486          96,958
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                    (135,777)        (99,156)
   Purchase of businesses, net of cash acquired                                    (8,147)         (5,165)
   Proceeds from sales of assets                                                   14,496           2,748
----------------------------------------------------------------------------------------------------------

      NET CASH USED BY INVESTING ACTIVITIES                                      (129,428)       (101,573)
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Short-term borrowings, net                                                      55,223           2,339
   Current maturities and long-term debt:
          Additions                                                                69,062          99,004
          Reductions (including reclassifications to short-term borrowings)       (93,351)        (85,910)
   Cash dividends paid on common stock                                            (24,911)        (22,518)
   Common stock issued-options                                                      6,071           7,975
   Other financing activities                                                      (3,503)         (2,596)
----------------------------------------------------------------------------------------------------------

      NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                              8,591          (1,706)
----------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                            (8,191)         (2,355)
----------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                5,458          (8,676)

Cash and cash equivalents at beginning of period                                   94,093          80,210
----------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $  99,551       $  71,534
==========================================================================================================

See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                                                         THREE MONTHS ENDED
                                                                                                               JUNE 30
(IN THOUSANDS)                                                                                          2005            2004
-------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                          $   41,739      $   30,745
-------------------------------------------------------------------------------------------------------------------------------

Other comprehensive income (loss):
   Foreign currency translation adjustments                                                            (24,791)         (8,566)

   Net losses on cash flow hedging instruments, net of deferred income taxes of $44 and $0 in
     2005 and 2004, respectively                                                                           (82)            --

   Pension liability adjustments, net of deferred income taxes of ($2,406) and ($631) in 2005 and
     2004, respectively                                                                                  5,609           1,494

   Reclassification adjustment for gain on cash flow hedging instruments included in net income,
     net of deferred income taxes of $1 and $0 in 2005 and 2004, respectively                               (1)            --

-------------------------------------------------------------------------------------------------------------------------------
Other comprehensive loss                                                                               (19,265)         (7,072)
-------------------------------------------------------------------------------------------------------------------------------

TOTAL COMPREHENSIVE INCOME                                                                          $   22,474      $   23,673
===============================================================================================================================



                                                                                                          SIX MONTHS ENDED
                                                                                                              JUNE 30
(IN THOUSANDS)                                                                                          2005            2004
-------------------------------------------------------------------------------------------------------------------------------

Net income                                                                                          $   64,794      $   47,669
-------------------------------------------------------------------------------------------------------------------------------

Other comprehensive income (loss):
   Foreign currency translation adjustments                                                            (45,677)        (11,757)

   Net losses on cash flow hedging instruments, net of deferred income taxes of $44 and $14 in
     2005 and 2004, respectively                                                                           (82)            (25)

   Pension liability adjustments, net of deferred income taxes of ($3,638) and $660 in 2005 and
     2004, respectively                                                                                  8,475          (1,567)

   Reclassification adjustment for (gain) loss on cash flow hedging instruments included in net
     income, net of deferred income taxes of $1 and ($56) in 2005 and 2004, respectively                    (3)            104

-------------------------------------------------------------------------------------------------------------------------------
Other comprehensive loss                                                                               (37,287)        (13,245)
-------------------------------------------------------------------------------------------------------------------------------

TOTAL COMPREHENSIVE INCOME                                                                          $   27,507      $   34,424
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

                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                        JUNE 30                  JUNE 30
(IN THOUSANDS, EXCEPT PER SHARE)    2005        2004         2005        2004
-------------------------------------------------------------------------------
Net income:
    As reported                  $ 41,739    $ 30,745     $ 64,794    $ 47,669
    Compensation expense (a)          --          --           --         (96)
                                -----------------------------------------------
    Pro forma                    $ 41,739    $ 30,745     $ 64,794    $ 47,573
                                ===============================================
Basic earnings per share:
    As reported                  $   1.00    $   0.75     $   1.56    $   1.16
    Pro forma                        1.00        0.75         1.56        1.16
Diluted earnings per share:
    As reported                      0.99        0.74         1.54        1.15
    Pro forma                        0.99        0.74         1.54        1.15
-------------------------------------------------------------------------------
     (a) Total stock-based employee compensation expense related to stock options determined under fair value-based method for all awards, net of related tax effects.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

D.   REVIEW OF OPERATIONS BY SEGMENT

                                                 THREE MONTHS ENDED            THREE MONTHS ENDED
                                                   JUNE 30, 2005                  JUNE 30, 2004

                                                            OPERATING
                                                              INCOME                      OPERATING
     (IN THOUSANDS)                            SALES          (LOSS)          SALES         INCOME
     ------------------------------------------------------------------------------------------------
        Mill Services Segment               $   271,286    $    33,404    $   242,249    $    24,849

        Access Services Segment                 206,597         21,253        183,127         14,322

        Gas Technologies Segment                 90,034          3,630         82,954          5,266
     ------------------------------------------------------------------------------------------------

        Segment Totals                          567,917         58,287        508,330         44,437

        Engineered Products & Services
           ("all other") Category               128,230         18,280        109,247         13,177

        General Corporate                             -         (2,065)           --               1
     ------------------------------------------------------------------------------------------------

        Consolidated Totals                 $   696,147    $    74,502    $   617,577    $    57,615
     ================================================================================================


                                                  SIX MONTHS ENDED             SIX MONTHS ENDED
                                                   JUNE 30, 2005                JUNE 30, 2004

                                                            OPERATING                     OPERATING
                                                              INCOME                        INCOME
     (IN THOUSANDS)                            SALES          (LOSS)         SALES          (LOSS)
     ------------------------------------------------------------------------------------------------

        Mill Services Segment               $   539,921    $    60,405    $   478,542    $    50,099

        Access Services Segment                 390,174         30,619        340,934         17,722

        Gas Technologies Segment                172,168          5,728        160,516          8,354
     ------------------------------------------------------------------------------------------------

        Segment Totals                        1,102,263         96,752        979,992         76,175

        Engineered Products & Services
           ("all other") Category               233,945         27,311        193,858         19,340

        General Corporate                           --         (2,284)            --            (944)
     ------------------------------------------------------------------------------------------------

        Consolidated Totals                 $ 1,336,208    $   121,779    $ 1,173,850    $    94,571
     ================================================================================================

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

     RECONCILIATION OF SEGMENT OPERATING INCOME TO CONSOLIDATED INCOME BEFORE INCOME TAXES AND MINORITY INTEREST

                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                     JUNE 30                       JUNE 30
     (IN THOUSANDS)                                            2005           2004           2005          2004
     ---------------------------------------------------------------------------------------------------------------
     Segment Operating Income                              $    58,287    $    44,437    $    96,752    $    76,175

     Engineered Products & Services
         ("all other") Category                                 18,280         13,177         27,311         19,340

     General Corporate                                          (2,065)             1         (2,284)          (944)
     ---------------------------------------------------------------------------------------------------------------

     Operating income from continuing operations                74,502         57,615        121,779         94,571

     Equity in income of unconsolidated entities, net               42             74            120            172

     Interest income                                               567            488          1,145          1,201

     Interest expense                                          (10,419)       (10,038)       (20,862)       (20,320)

     ---------------------------------------------------------------------------------------------------------------
     Income from continuing operations before
      income taxes and minority interest                   $    64,692    $    48,139    $   102,182    $    75,624
     ===============================================================================================================

E.   ACCOUNTS RECEIVABLE AND INVENTORIES

Accounts receivable are net of an allowance for doubtful accounts of $16.6 million and $19.1 million at June 30, 2005 and December 31, 2004, respectively. The decrease in the allowance for doubtful accounts is due principally to the write-off of previously reserved accounts receivable. The provision for doubtful accounts was $1.8 million and $0.9 million for the three months ended June 30, 2005 and 2004, respectively, and $3.1 million and $2.5 million for the six months ended June 30, 2005 and 2004, respectively.


                                                    INVENTORIES
     ------------------------------------------------------------------
     (IN THOUSANDS)                           JUNE 30      DECEMBER 31
                                                2005           2004
     ------------------------------------------------------------------

     Finished goods                         $    74,120    $    60,554
     Work-in-process                             57,753         37,882
     Raw materials and purchased parts          100,800         91,965
     Stores and supplies                         30,249         26,625
     ------------------------------------------------------------------
     Total Inventories                      $   262,922    $   217,026
     ==================================================================

Inventories increased $45.9 million from December 31, 2004 due to the following factors:

     o Increased work-in-process and raw materials inventories due primarily to customer orders being manufactured at the railway track maintenance services and equipment business, scheduled for delivery in the second half of 2005; and

     o Increased finished goods for the Gas Technologies Segment and the international Access Services business to meet expected demand in the second half of 2005.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

F.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                      JUNE 30       DECEMBER 31
     (IN THOUSANDS)                                     2005            2004
     ---------------------------------------------------------------------------
     Land and improvements                         $     39,256    $     39,838
     Buildings and improvements                         168,358         185,807
     Machinery and equipment                          2,017,455       2,027,765
     Uncompleted construction                            68,619          45,083
     ---------------------------------------------------------------------------
     Gross property, plant and equipment              2,293,688       2,298,493
     Less accumulated depreciation                   (1,368,348)     (1,366,195)
     ---------------------------------------------------------------------------
     Net property, plant and equipment             $    925,340    $    932,298
     ===========================================================================


G.   GOODWILL AND OTHER INTANGIBLE ASSETS

The following table reflects the changes in carrying amounts of goodwill for the six months ended June 30, 2005:

                                                                            GOODWILL
                                            ------------------------------------------------------------------------------
                                                                                           ENGINEERED
                                              MILL          ACCESS           GAS          PRODUCTS AND
                                            SERVICES       SERVICES      TECHNOLOGIES    SERVICES ("ALL    CONSOLIDATED
(IN THOUSANDS)                               SEGMENT        SEGMENT        SEGMENT      OTHER") CATEGORY      TOTALS
--------------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 2004, net of
     accumulated amortization              $   220,493    $   167,802      $   36,693       $      8,137    $    433,125

Goodwill acquired during year                      906              -               -                  -             906

Foreign currency translation                   (11,448)        (9,822)              -                  -         (21,270)

Other                                                -           (109)              -                  -            (109)

--------------------------------------------------------------------------------------------------------------------------
BALANCE AS OF JUNE 30, 2005, NET
     OF ACCUMULATED AMORTIZATION           $   209,951    $   157,871      $   36,693       $      8,137    $    412,652
==========================================================================================================================

Goodwill is net of accumulated amortization of $104.1 million and $108.4 million at June 30, 2005 and December 31, 2004, respectively.

Intangible assets, which are included principally in Other assets on the Consolidated Balance Sheets, totaled $11.3 million, net of accumulated amortization of $11.0 million at June 30, 2005 and $10.9 million, net of accumulated amortization of $10.5 million at December 31, 2004. The following chart reflects these intangible assets by major category.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

                                                        INTANGIBLE ASSETS
                                -------------------------------------------------------------------
                                           JUNE 30, 2005                DECEMBER 31, 2004
                                  GROSS CARRYING   ACCUMULATED    GROSS CARRYING    ACCUMULATED
     (IN THOUSANDS)                   AMOUNT       AMORTIZATION       AMOUNT        AMORTIZATION
     ----------------------------------------------------------------------------------------------
     Customer Relationships          $   9,160      $     765       $   7,662        $     609

     Non-compete agreements              5,039          4,214           4,898            4,032

     Patents                             4,292          3,791           4,416            3,757

     Other                               3,859          2,262           4,411            2,087
     ----------------------------------------------------------------------------------------------
     Total                           $  22,350      $  11,032       $  21,387        $  10,485
     ==============================================================================================

The increase in intangible assets during the second quarter of 2005 is due in part to the acquisition discussed in Note H, "Acquisitions and Dispositions." As part of this transaction, the Company acquired the following intangible assets (by major class) which are subject to amortization:

     ACQUIRED INTANGIBLE ASSETS
     ---------------------------------------------------------------------------
     (IN THOUSANDS)           GROSS CARRYING    RESIDUAL     WEIGHTED-AVERAGE
                                  AMOUNT          VALUE     AMORTIZATION PERIOD
     ---------------------------------------------------------------------------

     Customer relationships      $   3,565         None           8 years

     Non-compete agreements            149         None          10 years
                              --------------
     Total                       $   3,714
                              ==============

The above acquisitions were partially offset by the sale of certain intangible assets in the Mill Services Segment.

There were no research and development assets acquired and written off in the first six months of 2005 or 2004.

Amortization expense for intangible assets was $1.0 million and $0.8 million for the six months ended June 30, 2005 and 2004, respectively. The following chart shows the estimated amortization expense for the next five fiscal years based on the current intangible asset carrying amounts.

     (IN THOUSANDS)                    2005    2006    2007    2008    2009
     -----------------------------------------------------------------------
     Estimated Amortization Expense   $2,100  $1,900  $1,500  $1,300  $1,000


H.   ACQUISITIONS AND DISPOSITIONS

ACQUISITIONS
In May 2005, the Company's Mill Services Segment acquired Evulca SAS, a France-based company with more than 30 years experience providing conveyor belt management and maintenance services to the steel industry and other industrial clients. The privately-held company recorded 2004 sales in excess of $5 million. The pro forma impact of the above acquisition was not material.

DISPOSITIONS - ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS
In management's ongoing strategic efforts to increase the Company's focus on core industrial services, certain manufacturing operations have been divested. Effective March 21, 2002, the Board of Directors authorized the sale of the Capitol Manufacturing business, a business unit of the Gas Technologies Segment. A significant portion of the Capitol Manufacturing business was sold on June 28, 2002. The Company continued to recognize income from inventory consigned to the buyer in accordance with the sale agreement and when all revenue recognition criteria have been met. As of June 30, 2005, all the remaining assets have been sold and the corresponding income has been recognized in Discontinued operations. The income from the sale of this inventory had an immaterial effect on net income for the six months ended June 30, 2005.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

In 2004, management approved the sale of certain long-lived assets (primarily land and buildings) of the Mill Services Segment. Having met the necessary requirements of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," these assets have been separately identified on the Consolidated Balance Sheets as "held for sale" for all periods presented. Additionally, certain long-lived assets of the Gas Technologies Segment were classified as "held for sale" during the second quarter of 2005 and have been separately identified on the Consolidated Balance Sheet as "held for sale" at June 30, 2005. These assets had a net book value of $1.0 million and $1.2 million at June 30, 2005 and December 31, 2004, respectively.

The major classes of assets and liabilities "held for sale" included in the Consolidated Balance Sheets are as follows:

                                                  JUNE 30         DECEMBER 31
(IN THOUSANDS)                                      2005              2004
-------------------------------------------------------------------------------
ASSETS
Accounts receivable, net                         $      --         $      15
Inventories                                             --               133
Other current assets                                    --                23
Property, plant and equipment, net                   1,784               761
-------------------------------------------------------------------------------
TOTAL ASSETS "HELD FOR SALE"                     $   1,784         $     932
===============================================================================

LIABILITIES
Accounts payable                                 $      --         $      24
Other current liabilities                               --               542
Other liabilities                                       --               125
-------------------------------------------------------------------------------
TOTAL LIABILITIES ASSOCIATED WITH
    ASSETS "HELD FOR SALE"                       $      --         $     691
===============================================================================


I.   COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL
The Company is involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites. While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company. The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Consolidated Balance Sheets at June 30, 2005 and December 31, 2004 include accruals of $2.5 million and $2.7 million, respectively, for environmental matters. The amounts charged against pre-tax income related to environmental matters totaled $0.5 million and $1.0 million for the first six months of 2005 and 2004, respectively.

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

In January 2002, the New Jersey Department of Environmental Protection ("NJDEP") issued Notices of Civil Administrative Penalty Assessment to the Company for violations of the New Jersey Air Pollution Control Act. The Notices allege that the Company operated a slag processing plant in violation of the emission permit for control of slag dust. The Agency assessed civil administrative penalties totaling approximately $311,000 and the Company filed an appeal with the Agency. In March 2003, NJDEP amended its assessment and reduced the proposed penalty to $146,000. In August 2004, NJDEP amended its reassessment of $146,000 and revised the proposed penalty to

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

$325,400. The amended order was appealed. On July 6, 2005, the Company and NJDEP reached a settlement agreement pursuant to which the Company agreed to pay a penalty of $90,900.

ROYALTY EXPENSE DISPUTE
The Company is involved in a royalty expense dispute with Canada Revenue Agency
(CRA). The CRA is proposing to disallow certain royalty expense deductions claimed by the Company's Canadian subsidiary on its 1994-1998 tax returns. As of June 30, 2005, the maximum assessment from the CRA for the period 1994-1998 is approximately $9.3 million including tax and interest. The Company has filed an administrative appeal and will vigorously contest the disallowance.

The Company currently anticipates that some portion of the assessment may be paid in this royalty expense dispute. However, the Company intends to utilize competent authority proceedings in the U.S. to recover a portion of any required tax payment amount. The Company believes that any amount not recovered through these proceedings has been fully reserved as of June 30, 2005, and therefore will not have a material adverse affect on the Company's future results of operations.

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

The Company has not paid any amounts in settlement of these cases, with the exception of two settlements totaling less than $10,000 paid prior to 1998 from insurance proceeds. The Company's insurance carrier has paid all legal costs and expenses to date. The Company has liability insurance coverage available under various primary and excess policies that the Company believes will be available if necessary to substantially cover any liability that might ultimately be incurred on these claims.

As of June 30, 2005, there are 31,409 pending asbestos personal injury claims filed against the Company. Of these cases, 26,318 were pending in the New York Supreme Court for New York County in New York State and 4,799 of the cases were pending in state courts of various counties in Mississippi. The other claims totaling approximately 292 are filed in various counties in a number of state courts, and in certain Federal District Courts, and those complaints assert lesser amounts of damages than the New York cases or do not state any amount claimed.

As of June 30, 2005, the Company has obtained dismissal by stipulation, or summary judgment prior to trial, in all cases that have proceeded to trial. To date, the Company has been dismissed from 11,735 cases.

In view of the persistence of asbestos litigation nationwide, which has not yet been sufficiently addressed either politically or legally, the Company expects to continue to receive additional claims. However, there were developments during the fourth quarter of 2002 that could have a favorable effect for the Company regarding the pending claims and the number of future claims filed in the New York Supreme Court for New York County and in Mississippi state courts after 2002. On December 19, 2002, the New York Supreme Court responsible for managing all asbestos cases pending within New York County issued an Order which created a Deferred or Inactive Docket for all pending and future asbestos claims filed by plaintiffs who cannot demonstrate that they have a malignant condition or discernible physical impairment, and an Active

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

Docket for plaintiffs who are able to show such medical conditions. The Order has been challenged by plaintiffs. Under the Order, the Court is reviewing cases for docketing based on their date of filing, with the older pending cases reviewed first. Cases designated as Active are then assigned to a "FIFO" trial group, which groups are scheduled for trial in the designated months of either February or August. For cases in which there has been a recent death or a diagnosis of cancer, the Court reviews such cases on an expedited basis and, if medically supported, such cases are transferred to an "In Extremis" trial group, which groups are scheduled for trial in the designated months of either May or November. As of June 30, 2005, the Company was listed as a defendant in approximately 253 pending cases in the New York Supreme Court for New York County that have been designated as Active or "In Extremis" and assigned to trial groups. To date, the Company has been dismissed as a defendant prior to trial in all New York cases that have proceeded to trial. The number of these dismissals is currently approximately 1,464.

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

During the second quarter of 2005, the Company continued to obtain case dismissals in Mississippi. These dismissals were in the wake of the Mississippi Supreme Court's decision in the Mangialardi case (in which the court held that consolidation of personal injury claims is impermissible and which restricted out of state residents from bringing asbestos suits in Mississippi). Based on these dismissals, the total number of pending Mississippi cases as of June 30, 2005 is now 4,799. Significantly, however, 2,879 of those cases were filed in, or removed to, the Mississippi federal district court, which is in the process of transferring them to the federal Multidistrict Asbestos Docket in Philadelphia (the "MDL"). In accordance with an order of the MDL court entered several years ago, the transferred cases are deemed "administratively dismissed," subject to being reinstated only when each individual plaintiff can demonstrate both a present physical injury and that asbestos exposure resulted from the products or activities of identifiable defendants. These "administratively dismissed" cases are not included in the dismissal numbers noted in the above paragraphs.

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


J.   RECONCILIATION OF BASIC AND DILUTED SHARES

                                                                      THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                           JUNE 30                   JUNE 30
     (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                    2005         2004         2005         2004
     ----------------------------------------------------------------------------------------------------------------
     Income from continuing operations                             $  41,813    $  30,980    $  64,865    $  47,837
     ================================================================================================================

     Average shares of common stock outstanding used to compute
        basic earnings per common share                               41,612       41,080       41,558       41,009

     Dilutive effect of stock-based compensation                         434          445          454          484
     ----------------------------------------------------------------------------------------------------------------

     Shares used to compute dilutive effect of stock-based
        compensation                                                  42,046       41,525       42,012       41,493
     ================================================================================================================

     Basic earnings per common share from continuing operations    $    1.00    $    0.75    $    1.56    $    1.17
     ================================================================================================================

     Diluted earnings per common share from continuing
        operations                                                 $    0.99    $    0.75    $    1.54    $    1.15
     ================================================================================================================

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

All outstanding stock options were included in the computation of diluted earnings per share at June 30, 2005. Options to purchase 12,000 shares were outstanding at June 30, 2004, but were not included in the computation of diluted earnings per share because the effect was antidilutive.


K.   EMPLOYEE BENEFIT PLANS

                                                                         THREE MONTHS ENDED JUNE 30
                                                         -------------------------------------------------------
      DEFINED BENEFIT PENSION EXPENSE (INCOME)                  U. S. PLANS               INTERNATIONAL PLANS
     -----------------------------------------------------------------------------------------------------------
      (IN THOUSANDS)                                        2005           2004           2005           2004
     -----------------------------------------------------------------------------------------------------------
     Defined benefit plans:
       Service cost                                      $     845      $     653      $   1,684      $   2,367
       Interest cost                                         3,479          3,398          9,914          9,379
       Expected return on plan assets                       (4,778)        (4,490)       (10,962)        (9,828)
       Recognized prior service costs                          192            188            312            304
       Recognized losses                                       904            745          3,143          3,294
       Amortization of transition (asset)                     (364)          (366)            (6)          (138)
       Settlement loss                                         --             --              14            --
     -----------------------------------------------------------------------------------------------------------
     Defined benefit plans pension expense               $     278      $     128      $   4,099      $   5,378
     ===========================================================================================================


                                                                           SIX MONTHS ENDED JUNE 30
                                                         -------------------------------------------------------
      DEFINED BENEFIT PENSION EXPENSE (INCOME)                  U. S. PLANS               INTERNATIONAL PLANS
     -----------------------------------------------------------------------------------------------------------
      (IN THOUSANDS)                                        2005           2004           2005           2004
     -----------------------------------------------------------------------------------------------------------

     Defined benefit plans:
       Service cost                                      $   1,690      $   1,305      $   3,565       $  4,825
       Interest cost                                         6,957          6,796         20,254         18,901
       Expected return on plan assets                       (9,556)        (8,980)       (22,367)       (19,810)
       Recognized prior service costs                          384            377            635            617
       Recognized losses                                     1,809          1,491          6,358          6,654
       Amortization of transition liability (asset)           (728)          (733)             3           (275)
       Settlement loss                                         --             --              27            --
     -----------------------------------------------------------------------------------------------------------
     Defined benefit plans pension expense               $     556      $     256      $   8,475      $  10,912
     ===========================================================================================================

Defined benefit pension expense in the second quarter and first half of 2005 decreased $1.1 million and $2.1 million, respectively, from the comparable 2004 periods. This decrease relates primarily to a decline in the Company's SGB Group's U.K. pension expense as a result of plan changes implemented effective January 1, 2004.

Contributions to defined benefit pension plans are as follows:

     DEFINED BENEFIT PENSION PLAN CONTRIBUTIONS
     ---------------------------------------------------------------------------
     (IN MILLIONS)                          U. S. PLANS      INTERNATIONAL PLANS
     ---------------------------------------------------------------------------

     First Quarter 2005                       $   0.2             $  14.9 (a)
     Second Quarter 2005                          0.2                 4.9
     ---------------------------------------------------------------------------
       Six Months 2005                            0.4                19.8
     Projected July - December 2005               0.5                 9.7
     ---------------------------------------------------------------------------
     Total Projected Year 2005                $   0.9             $  29.5
     ===========================================================================

     (a) Includes a $9.4 million voluntary contribution to the Company's SGB Group's U.K. pension plan.

Contributions to multiemployer pension plans during the second quarter and six months ended June 30, 2005 were $3.8 million and $7.1 million, respectively.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

                                                         THREE MONTHS ENDED
     POSTRETIREMENT BENEFITS EXPENSE (INCOME)                 JUNE 30
     -------------------------------------------------------------------------
     (IN THOUSANDS)                                     2005          2004
     -------------------------------------------------------------------------
       Service cost                                  $       1      $       3
       Interest cost                                        48             91
       Recognized prior service costs                        1              8
       Recognized (gains)/losses                            (9)             7
       Curtailment gains                                    --         (1,502)
     -------------------------------------------------------------------------
     Postretirement benefits income                  $      41      $  (1,393)
     =========================================================================

The curtailment gains of $1.5 million for the three months ended June 30, 2004 was due principally to the termination of certain postretirement health care plans.

                                                         SIX MONTHS ENDED
     POSTRETIREMENT BENEFITS EXPENSE (INCOME)                 JUNE 30
     -------------------------------------------------------------------------
     (IN THOUSANDS)                                     2005          2004
     -------------------------------------------------------------------------
       Service cost                                  $       4      $       6
       Interest cost                                       103            198
       Recognized prior service costs                        6             16
       Recognized (gains)/losses                           (18)            22
       Curtailment gains                                  (318)        (2,238)
     -------------------------------------------------------------------------
     Postretirement benefits income                  $    (223)     $  (1,996)
     =========================================================================

The curtailment gains of $0.3 million and $2.2 million for the six months ended June 30, 2005 and 2004, respectively, were due principally to the termination of certain postretirement health care plans.

In the quarter ended June 30, 2005, the Company contributed $68 thousand to the postretirement plans. For the six months ended June 30, 2005, the Company contributed $135 thousand to the postretirement plans and anticipates contributing approximately $185 thousand during the remainder of 2005.


L.   INCOME TAXES

The effective income tax rate relating to continuing operations was 31.9% and 32.1% in the second quarter and first six months of 2005, respectively. This compares with 31.0% for both the second quarter and first six months of 2004. These increases in the effective income tax rate in 2005 were primarily the result of the expiration of three tax holidays: one in Europe, one in the Middle East and one in Asia.

On October 22, 2004, the American Jobs Creation Act (AJCA) was signed into law. The AJCA includes a deduction of 85% for certain international earnings that are repatriated to the U.S., as defined in the AJCA. The Company may elect to apply this temporary provision to qualifying earnings repatriations during 2005. On January 13, 2005, the U.S. Treasury Department and the U.S. Internal Revenue Service (IRS) issued the first in a series of notices that will provide detailed guidance on the AJCA. On May 10, 2005, the U.S. Treasury Department and the IRS published a second round of guidance. The Company is assessing the effects of the repatriation provision and expects to complete its evaluation during the third quarter of 2005. A specific range of income tax effects of these repatriations has not been determined; however, the Company does not expect a material impact due to the structure of its international operations as well as the substantial amount of repatriations to the U.S. in prior years.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

M.   NEW FINANCIAL ACCOUNTING STANDARDS ISSUED

SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R)
--------------------------------------------------------------

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). SFAS 123R requires the cost of employee services received in exchange for an award of equity instruments to be based upon the grant-date fair value of the award (with limited exceptions). Additionally, this cost is to be recognized as expense over the period during which an employee is required to provide services in exchange for the award (usually the vesting period). SFAS 123R eliminates APB 25's intrinsic value method which the Company has historically used to account for stock option grants.

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

SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No.
-------------------------------------------------------------------------------
29" (SFAS 153)
--------------

In December 2004, the FASB issued SFAS 153 which eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are applicable for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 (as of July 1, 2005 for the Company) with earlier application permitted. The Company does not expect the adoption of SFAS 153 to materially impact the Company's financial position, results of operations or cash flows as the Company has historically had a very limited number of nonmonetary exchange transactions. The Company implemented SFAS 153 effective July 1, 2005.

SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB
-----------------------------------------------------------------------------
Opinion No. 20 and FASB Statement No. 3" (SFAS 154)
---------------------------------------------------

In May 2005, the FASB issued SFAS 154 which replaces APB Opinion No. 20, "Accounting Changes" (APB 20) and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" (SFAS 3). SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle or correction of an error. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on the Company's financial position, results of operations or cash flows. The Company plans to implement SFAS 154 effective January 1, 2006.

FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement
-------------------------------------------------------------------------
Obligations, an interpretation of FASB Statement No. 143" (FIN 47).
-------------------------------------------------------------------

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

The following discussion should be read in conjunction with the accompanying unaudited financial statements as well as the Company's annual Form 10-K for the year ended December 31, 2004 which included additional information about the Company's critical accounting policies, contractual obligations, practices and the transactions that support the financial results.

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

EXECUTIVE OVERVIEW
The Company's second quarter 2005 revenues were a record $696.1 million. This was an increase of $78.6 million or 13% over the second quarter of 2004. Income from continuing operations was a record $41.8 million compared with $31.0 million in the second quarter of 2004, an increase of 35%. Diluted earnings per share from continuing operations were a record $0.99 compared with $0.75 for the second quarter of 2004, a 32% increase.

Revenues for the first six months of 2005 were a record $1.3 billion. This is an increase of $162.4 million or 14% over the first six months of 2004. Income from continuing operations was a record $64.9 million compared with $47.8 million in the first six months of 2004, an increase of 36%. Diluted earnings per share from continuing operations were a record $1.54 compared with $1.15 for the first six months of 2004, a 34% increase.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

The second quarter and first six months of 2005 results were led by strong performance from the Access Services Segment and all businesses in the Engineered Products and Services ("all other") Category. The Mill Services Segment also had improved revenues and operating income, while the Gas Technologies Segment had improved revenues but decreased operating income.

Revenues for the second quarter of 2005 for the Mill Services Segment were $271.3 million compared with $242.2 million in the second quarter of 2004, a 12% increase. Operating income increased by 34% to $33.4 million, from $24.8 million in the second quarter of 2004. The Mill Services Segment accounted for 39% of the Company's revenues and 45% of the operating income for the second quarter of 2005. Operating margins for this Segment improved by 200 basis points to 12.3% from 10.3% in the second quarter last year due to margin improvements from new contracts and cost reduction initiatives, as well as $2.8 million in pre-tax income from a net gain on the disposal of assets related to exiting an underperforming contract. In comparison with the first six months of 2004, this Segment achieved period-over-period revenue growth of $61.4 million or 13%, and accounted for 40% of the Company's revenues and 50% of the operating income for the first six months of 2005.

The Access Services Segment's revenues in the second quarter of 2005 were $206.6 million compared with $183.1 million in the second quarter of 2004, a 13% increase. Operating income increased by 48% to $21.3 million, from $14.3 million in the second quarter of 2004. The Access Services Segment accounted for 30% of the Company's revenues and 29% of the operating income for the second quarter of 2005. Operating margins for the Segment improved by 250 basis points to 10.3% from 7.8% in the second quarter of last year due to increased rental equipment utilization and better market conditions and pricing. In comparison with the first six months of 2004, this Segment achieved period-over-period revenue growth of $49.2 million or 14%, and accounted for 29% of the Company's revenues and 25% of the operating income for the first six months of 2005. Improved performance was achieved by both the international and domestic Access Services operations.

The Gas Technologies Segment's revenues in the second quarter of 2005 were $90.0 million compared with $83.0 million in the second quarter of 2004, a 9% increase. Operating income was $3.6 million compared with $5.3 million for the second quarter of 2004. The increased revenues in the second quarter of 2005 were led by the industrial cylinder, cryogenics equipment and composite cylinder businesses. Although revenue increased, operating income and operating margins for the second quarter of 2005 declined in comparison with the second quarter of 2004 due to higher operating costs and accelerated customer buying of propane tanks that occurred in last year's second quarter in anticipation of future price increases. Additionally, increased costs and inventory reduction initiatives for the valves business negatively impacted operating income in the second quarter of 2005. In comparison with the first six months of 2004, this Segment achieved period-over-period revenue growth of $11.7 million or 7%, but operating profit declined $2.6 million or 31%.

All five businesses in the Engineered Products and Services ("all other") Category contributed higher revenues and operating income in both the second quarter and first six months of 2005 compared with the corresponding 2004 periods. The performance included improved results from the railway track services and equipment business, which continues to see strong sales and contracting services activity; the air-cooled heat exchangers business, where improving market conditions have resulted in increased volumes and backlogs; the roofing granules and industrial abrasives business, which continues to experience strong end-market growth; and the boiler and process equipment business, where positive market acceptance of a new product and a better sales mix contributed to improved performance.

The positive effect of foreign currency translation increased second quarter 2005 consolidated revenues by $14.1 million and pre-tax income by $1.3 million when compared with the second quarter of 2004. For the first six months of 2005, the positive effect of foreign currency translation increased consolidated revenues by $29.6 million and pre-tax income by $2.5 million when compared with the first six months of 2004.

The Company's operations span several industries and products as more fully discussed in Part I, Item 1, "Business," of the Company's Form 10-K for the year ended December 31, 2004. On a macro basis, the Company is affected by worldwide steel mill production and capacity utilization; non-residential construction and industrial maintenance activities; industrial production volume; and the general business trend towards the outsourcing of services. The overall outlook for 2005 continues to be positive for these business drivers although worldwide steel mill production (excluding China) in the third quarter of 2005 is expected to be static. A recovery in steel mill production is expected in the fourth quarter of 2005. Generally, the Company is experiencing increased activity in its industrial services businesses. Domestically, Access Services rental equipment on the customer job sites is at its all-time highest level and international activity remains strong. The estimated future revenue of Mill Services contracts as of December 31, 2004 was $3.7 billion; and backlogs in the manufacturing businesses have been growing. Company management believes that its record second quarter sales and

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

earnings per share, improving market conditions for most of the Company's services and products and the significant investments in growth-related capital expenditures provide a solid base for achieving the Company's stated objective of double-digit growth in diluted earnings per share from continuing operations in 2005.

     ---------------------------------------------------------------------------------------------------
                                                      REVENUES BY REGION
     ---------------------------------------------------------------------------------------------------
                                     TOTAL REVENUES
                                   THREE MONTHS ENDED                    PERCENTAGE GROWTH FROM
                                         JUNE 30                              2004 TO 2005

     (DOLLARS IN MILLIONS)       2005              2004           VOLUME        CURRENCY        TOTAL
     ---------------------------------------------------------------------------------------------------
     Europe                  $    292.7        $    254.8           12.1%          2.8%          14.9%
     U.S.                         276.2             257.7            7.2           0.0            7.2
     Latin America                 38.4              28.8           20.0          13.3           33.3
     Asia-Pacific                  34.6              30.6            7.6           5.5           13.1
     Middle East                   23.2              17.6           30.4           1.4           31.8
     Other                         31.0              28.1            5.9           4.4           10.3
     ---------------------------------------------------------------------------------------------------
     Total                   $    696.1        $    617.6           10.4%          2.3%          12.7%
     ===================================================================================================

     ---------------------------------------------------------------------------------------------------
                                                      REVENUES BY REGION
     ---------------------------------------------------------------------------------------------------
                                      TOTAL REVENUES
                                     SIX MONTHS ENDED                    PERCENTAGE GROWTH FROM
                                         JUNE 30                              2004 TO 2005

     (DOLLARS IN MILLIONS)       2005              2004           VOLUME        CURRENCY        TOTAL
     ---------------------------------------------------------------------------------------------------
     Europe                  $    556.5        $    488.7           10.2%          3.7%          13.9%
     U.S.                         531.7             485.0            9.6           0.0            9.6
     Latin America                 72.9              55.9           21.3           9.1           30.4
     Asia-Pacific                  66.7              56.4           14.3           4.0           18.3
     Middle East                   46.4              32.4           41.7           1.5           43.2
     Other                         62.0              55.5            4.9           6.8           11.7
     ---------------------------------------------------------------------------------------------------
     Total                   $  1,336.2        $  1,173.9           11.3%          2.5%          13.8%
     ===================================================================================================


2005 HIGHLIGHTS
The following significant items affected the Company overall during the second quarter and first six months of 2005 in comparison with the second quarter and first six months of 2004, respectively:

Company Wide:
-------------

o Strong worldwide economic activity, including increased steel production during the first half of 2005 which leveled off during the second quarter, benefited the Company's Mill Services Segment and resulted in strong demand for the Company's products and services. This included international demand for railway track maintenance services and equipment; access equipment sales and rentals especially in the U.S., Middle East and Europe; cryogenics equipment; industrial cylinders; industrial grating products; roofing granules and abrasives; and air-cooled heat exchangers.

o The effective income tax rate relating to continuing operations increased from 31.0% in the second quarter and first half of 2004 to 31.9% and 32.1% in the second quarter and first half of 2005, respectively. This resulted in approximately $0.6 million and $1.1 million in higher income tax expense for the second quarter and first half of 2005, respectively. This is more fully discussed under Part I, Item 1, Footnote L, labeled "Income Taxes."

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

MILL SERVICES SEGMENT:
----------------------
                                     THREE MONTHS              SIX MONTHS
                                     ENDED JUNE 30            ENDED JUNE 30
     --------------------------------------------------------------------------
     (DOLLARS IN MILLIONS)          2005       2004         2005        2004
     --------------------------------------------------------------------------
     Revenues                    $  271.3   $  242.2     $  539.9    $  478.5
     Operating income                33.4       24.8         60.4        50.1
     Operating margin percent        12.3%      10.3%        11.2%       10.5%
     ==========================================================================


     MILL SERVICES SEGMENT - SIGNIFICANT            THREE MONTHS     SIX MONTHS
     IMPACTS ON REVENUES                            ENDED JUNE 30  ENDED JUNE 30
     ---------------------------------------------------------------------------
     (IN MILLIONS)
     ---------------------------------------------------------------------------
     Revenues - 2004                                   $  242.2       $  478.5
     Continued strong volume and new business              18.0           40.2
     Benefit of positive foreign currency translation       9.8           20.2
     Acquisitions - (principally Evulca SAS in France)      0.8            0.8
     Other                                                  0.5            0.2
     ---------------------------------------------------------------------------
     Revenues - 2005                                   $  271.3       $  539.9
     ===========================================================================

     MILL SERVICES SEGMENT - SIGNIFICANT IMPACTS ON OPERATING INCOME FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 COMPARED WITH THE SAME 2004
     PERIODS:

     o Operating income in the second quarter and first half of 2005 increased by $3.9 million and $4.8 million, respectively, as a result of increased pricing and new business, particularly in North America, Europe and Brazil; and continued strong international volume, partially offset by increased operating costs (as noted below) and reduced volume in North America during the second quarter of 2005.
     o The benefit of positive foreign currency translation in the second quarter and first six months of 2005 resulted in increased operating income of $0.7 million and $1.8 million, respectively, compared with the corresponding 2004 periods.
     o The Segment's operating income for the second quarter and first six months of 2005 was positively affected by $2.8 million and $2.6 million in pre-tax income, respectively, due to a net gain on the disposal of assets related to exiting an underperforming contract, partially offset by reorganization costs. This compares with $0.9 million and $1.3 million in pre-tax expense in the second quarter and first six months of 2004, respectively.
     o Compared with the second quarter and first six months of 2004, the Segment's operating income in the second quarter and first six months of 2005 was negatively impacted by increased fuel and energy-related costs of approximately $4 million and $7 million, respectively.
     o Selling, general and administrative costs increased $2.5 million and $4.9 million for the second quarter and first six months of 2005, respectively (including approximately $1 million related to foreign currency translation in both periods).

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ACCESS SERVICES SEGMENT:
------------------------
                                     THREE MONTHS             SIX MONTHS
                                     ENDED JUNE 30           ENDED JUNE 30
    --------------------------------------------------------------------------
    (IN MILLIONS)                   2005        2004        2005        2004
    --------------------------------------------------------------------------
    Revenues                      $ 206.6     $ 183.1     $ 390.2     $ 340.9
    Operating income                 21.3        14.3        30.6        17.7
    Operating margin percent         10.3%        7.8%        7.8%        5.2%
    ==========================================================================


    ACCESS SERVICES SEGMENT - SIGNIFICANT            THREE MONTHS   SIX MONTHS
    IMPACTS ON REVENUES                             ENDED JUNE 30  ENDED JUNE 30
    ----------------------------------------------------------------------------
    (IN MILLIONS)
    ----------------------------------------------------------------------------
    Revenues - 2004                                    $  183.1      $  340.9
    Net increased volume                                  19.8           36.6
    Benefit of positive foreign currency translation       3.8            8.6
    Acquisitions (principally SGB Raffia in Australia)     --             3.8
    Other                                                 (0.1)           0.3
    ----------------------------------------------------------------------------
    Revenues - 2005                                   $  206.6       $  390.2
    ============================================================================

     ACCESS SERVICES SEGMENT - SIGNIFICANT IMPACTS ON OPERATING INCOME FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 COMPARED WITH THE SAME 2004
     PERIODS:

     o In the second quarter and first six months of 2005, the Segment was positively affected by the performance of the concrete forming rental business, particularly in the Middle East and the U.K., as well as increased equipment rentals, product sales and erection and dismantling services revenue in North America.
     o Lower pension expense in the second quarter and first six months of 2005 increased operating income by approximately $1.0 million and $2.1 million, respectively, when compared with the respective 2004 periods.
     o During the second quarter and first half of 2005, the international Access Services business continued to grow outside the U.K., predominantly in the Middle East, due to certain on-going large projects. During the first six months of 2005, the international operations outside of the U.K. had $134.4 million in revenues and $17.2 million in operating income. This compares with $97.1 million in revenues and $12.0 million in operating income for the first six months of 2004.
     o In the first half of 2005, there was a continued strengthening in the U.S. non-residential construction markets that started in the latter half of 2004. During the second quarter of 2005, equipment on customer job sites reached an all-time high. This strengthening had a positive effect on volume (particularly erection and dismantling services revenue and equipment rental) which caused overall margins in the U.S. to improve. Equipment rentals, particularly in the construction sector, provide the highest margins for this Segment.
     o The benefit of positive foreign currency translation in the second quarter and first six months of 2005 resulted in increased operating income of $0.8 million and $0.9 million, respectively, compared with the corresponding 2004 periods.
     o On a comparative basis, operating income in the second quarter and first half of 2005 was negatively impacted by $1.3 million in pre-tax income from the termination of a post-retirement benefit during the second quarter of 2004 that was not repeated in 2005.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

GAS TECHNOLOGIES SEGMENT:
-------------------------
                                   THREE MONTHS              SIX MONTHS
                                   ENDED JUNE 30            ENDED JUNE 30
    ----------------------------------------------------------------------------
    (IN MILLIONS)                 2005        2004        2005        2004
    ----------------------------------------------------------------------------
    Revenues                    $  90.0     $  83.0     $ 172.2     $ 160.5
    Operating income                3.6         5.3         5.7         8.4
    Operating margin percent        4.0%        6.3%        3.3%        5.2%
    ============================================================================

    GAS TECHNOLOGIES SEGMENT - SIGNIFICANT IMPACTS ON REVENUES              THREE MONTHS     SIX MONTHS
                                                                            ENDED JUNE 30   ENDED JUNE 30
    -----------------------------------------------------------------------------------------------------
    (IN MILLIONS)
    -----------------------------------------------------------------------------------------------------
    Revenues - 2004                                                           $   83.0        $  160.5
    Increased demand for cryogenics equipment and industrial cylinders             8.1            17.4
    Increased demand for composite-wrapped cylinders and certain valves            2.9             -
    Increased demand for composite-wrapped cylinders partially offset
    by decreased demand for certain valves                                         -               2.2
    Decreased sales of propane tanks (due to customers accelerating
    purchases in 2004 to avoid price increases)                                   (4.1)           (8.0)
    Other                                                                          0.1             0.1
    -----------------------------------------------------------------------------------------------------
    Revenues - 2005                                                           $   90.0        $  172.2
    =====================================================================================================

     GAS TECHNOLOGIES SEGMENT - SIGNIFICANT IMPACTS ON OPERATING INCOME FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 COMPARED WITH THE SAME 2004
     PERIODS:

     o Operating income decreased in the second quarter and first half of 2005 compared with the same periods of 2004, due mainly to increased costs and inventory reduction initiatives in the valves business and decreased volume for propane tanks (due to customers accelerating purchases in the first half of 2004 to avoid price increases).
     o As expected, the propane business had decreased revenues and operating income in the second quarter and first six months of 2005 when compared with the same 2004 periods. As indicated last year, there was increased demand for propane tanks in the first half of 2004 driven by customers accelerating purchases in anticipation of future price increases due to higher steel prices.
     o Increased costs and product mix in the valves business negatively impacted operating income in the first six months of 2005 compared with the same period of 2004. A strategic action plan is being implemented to improve the results of the valves business. This plan is further discussed in the Outlook, Trends and Strategies section.
     o The international businesses, in both Asia and Europe, contributed significantly to the increased performance of the cryogenics business during the first half of 2005 compared with the first half of 2004.
     o Higher revenue for industrial cylinders was due to increased demand and selling price increases.
     o Foreign currency translation in the first half of 2005 did not have a material impact on operating income for this Segment compared with the first half of 2004.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ENGINEERED PRODUCTS AND SERVICES ("ALL OTHER") CATEGORY:
--------------------------------------------------------

                                     THREE MONTHS            SIX MONTHS
                                     ENDED JUNE 30         ENDED JUNE 30
    ------------------------------------------------------------------------
    (IN MILLIONS)                   2005       2004       2005       2004
    ------------------------------------------------------------------------
    Revenues                      $ 128.2    $ 109.2    $ 233.9    $ 193.9
    Operating income                 18.3       13.2       27.3       19.3
    Operating margin percent         14.3%      12.1%      11.7%      10.0%
    ========================================================================

    ENGINEERED PRODUCTS & SERVICES ("ALL OTHER")           THREE MONTHS      SIX MONTHS
      CATEGORY - SIGNIFICANT IMPACTS ON REVENUES          ENDED JUNE 30    ENDED JUNE 30
    -------------------------------------------------------------------------------------
    (IN MILLIONS)
    -------------------------------------------------------------------------------------
    Revenues - 2004                                          $  109.2         $  193.9
    Railway track maintenance services and equipment              7.2             17.1
    Air-cooled heat exchangers                                    7.3             14.7
    Industrial grating products                                   2.3              6.2
    Boiler and process equipment                                  1.4              1.0
    Roofing granules and abrasives                                0.4              0.6
    Benefit of positive foreign currency translation              0.4              0.5
    Rounding                                                      --              (0.1)
    -------------------------------------------------------------------------------------
    Revenues - 2005                                          $  128.2         $  233.9
    =====================================================================================

     ENGINEERED PRODUCTS AND SERVICES ("ALL OTHER") CATEGORY - SIGNIFICANT IMPACTS ON OPERATING INCOME FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 COMPARED WITH THE SAME 2004 PERIODS:

     o Higher operating income in the first half of 2005 for the railway track maintenance services and equipment business was due principally to increased international contract services and repair parts sales in the U.S. This was partially offset by increased engineering and selling, general and administrative expenses.
     o Operating income for the air-cooled heat exchangers business improved in the second quarter and first six months of 2005 due to increased volume resulting from an improving natural gas market.
     o Increased second quarter and first half of 2005 operating income for the industrial grating products business was due principally to higher selling prices and an improved product mix.
     o The boiler and process equipment business delivered improved second quarter and first half 2005 results due to improved pricing.
     o Strong demand for roofing granules and abrasives again resulted in sustained levels of profitable results for that business in the first six months of 2005, consistent with prior periods.
     o Foreign currency translation in the second quarter and first six months of 2005 did not have a material impact on operating income for this group compared with the second quarter and first six months of 2004, respectively.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

OUTLOOK, TRENDS AND STRATEGIES
Looking to the remainder of 2005 and beyond, the following significant items, trends and strategies are expected to affect the Company:

Company Wide:
-------------

     o A continued focus on expanding the higher-margin industrial services businesses, with a particular emphasis on growing the Mill Services Segment, Access Services Segment and railway services through the provision of additional services to existing customers, new contracts in both mature and emerging markets and strategic acquisitions. Significant investments are also expected to be made to grow these businesses.
     o The continued growth of the Chinese steel industry could impact the Company in several ways. Increased steel mill production in China may provide additional service opportunities for the Mill Services Segment. However, increased Chinese steel exports could result in lower steel production in other parts of the world affecting the Company's customer base. Additionally, although certain commodity costs (e.g., steel) have stabilized in the first half of 2005, continued increased Chinese economic activity may result in increased commodity costs in the future, which may adversely affect the Company's manufacturing businesses. The potential impact of these risks are currently unknown.
     o Higher fuel, energy and transportation costs have been encountered during 2004 and the first half of 2005. Should these costs continue to rise, the Company's operating costs would further increase and profitability would decline to the extent that such costs cannot be passed to customers.
     o Foreign currency translation has had a favorable effect on the Company's sales and income during the first half of 2005. This is due to the average foreign exchange rate for the euro and the British pound sterling being 3% and 2% higher, respectively, during the first six months of 2005 when compared with the first six months of 2004. In comparison with December 31, 2004, the euro and British pound sterling have weakened 12% and 6%, respectively, in relation to the U.S. dollar. Should the U.S. dollar continue to strengthen, particularly in relationship to the euro or British pound sterling, the impact on the Company would generally be negative in terms of reduced sales and income.
     o The Company will continue to focus on improving Economic Value Added (EVA(R)).
     o A record $320 million in net cash provided by operating activities has been targeted for 2005.
     o Cost reductions and continuous process improvement initiatives across the Company should further enhance margins. This includes improved supply chain management and additional outsourcing in the manufacturing businesses.
     o Defined benefit pension plan expense for 2006 may increase due to changes in actuarial assumptions (e.g., discount rates) and due to changes in returns on plan assets resulting from financial market conditions. Current defined benefit pension plan discount rates have been trending lower than those used as of the 2004 defined benefit pension plan measurement dates (which were used for calculating the 2005 expense). If not offset by improved returns on plan assets or other actuarial assumption changes, these lower discount rates could result in increased defined benefit pension expense for 2006. The impact of this risk will not be known until the fourth quarter of 2005. For additional information on the Company's defined benefit pension plans see Part I, Item 1, Footnote K labeled "Employee Benefit Plans" and Part I, Item 3, "Quantitative and Qualitative Disclosures About Market Risk."
     o Changes in worldwide interest rates should not significantly affect the Company's overall interest expense. Approximately 84% of the Company's current borrowings are at fixed interest rates, principally in British pounds sterling or U.S. dollars. Additionally, approximately 81% of the Company's borrowings are long-term in nature and do not mature until 2010 or later. Should the Company require significant additional borrowings to finance growth-related acquisitions, they would be at the prevailing market interest rates which may be higher than the Company is currently paying under its commercial paper programs.
     o On October 22, 2004, the American Jobs Creation Act (AJCA) was signed into law. The AJCA includes a deduction of 85% for certain international earnings that are repatriated, as defined in the AJCA, to the U.S. The Company may elect to apply this temporary provision to qualifying earnings repatriations during 2005. On January 13, 2005, the U.S. Treasury Department and the U.S. Internal Revenue Service
          (IRS) issued the first in a series of notices that will provide detailed guidance on the AJCA. On May 10, 2005, the U.S. Treasury Department and the IRS published a second round of guidance. The Company is assessing the effects of the repatriation provision and expects to complete its evaluation during the third quarter of 2005. A specific range of income tax effects of these repatriations has not been determined; however, the Company does not expect a material impact due to the structure of its international operations.

Mill Services Segment:
----------------------

     o According to the International Iron and Steel Institute (IISI), global steel production (excluding China) for the first six months of 2005 was virtually flat in comparison with the first six months of 2004. To maintain pricing levels, a much more disciplined steel industry has been modifying production levels to bring inventories in-line with current demand.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

          Based on these demand changes, during the third quarter of 2005, global steel production is expected to remain static.
     o The benefit of new contracts is expected to offset the expected static steel production levels in the third quarter of 2005, and results should approximate the third quarter of 2004. The Company expects to see a return to overall growth in steel production during the fourth quarter of 2005, resulting in additional positive growth for this Segment.
     o The effect of foreign currency translation for the remainder of 2005 is unknown. Most of the Mill Services growth this year should come primarily from add-on services and investments, including possible bolt-on acquisitions.
     o The increased energy-related costs this Segment experienced during the first half of 2005 are expected to persist through the rest of the year; however, price escalation clauses that are built into certain existing contracts will assist the Company in recovering a portion of these increased costs from customers.
     o The risk remains that certain Mill Services customers may be acquired or consolidate in the future, which could have an adverse impact on the Company's income and cash flows. Conversely, such consolidation may provide additional service opportunities for the Company. A merger during April 2005 of two of the Company's larger customers has created the world's largest steel company. Currently, the effect of this merger on the Company cannot be estimated.

Access Services Segment:
------------------------

     o Both the international and domestic Access Services businesses are expected to show continued improvement during 2005 and into 2006.
     o Nonresidential construction activity at the Company's international operations, particularly in the Middle East, remains strong.
     o U.S. non-residential construction activity continued to improve in the first half of 2005 and the overall market outlook remains positive. Various industry sources are currently forecasting significant growth for U.S. non-residential construction during 2005.
     o The effect of foreign currency translation for the remainder of 2005 is unknown.

Gas Technologies Segment:
-------------------------

     o Although cost inflation for steel and certain commodities has started to moderate in the second quarter of 2005, worldwide supply and demand for steel (which is now being actively managed by the steel mills to try to maintain current pricing) and the availability of carbon fiber used to manufacture filament-wound composite cylinders could have adverse effects on future raw material costs and this Segment's ability to obtain the necessary raw materials.
     o Weak market conditions and increased costs have impacted the valves business during the first half of 2005. A comprehensive strategic plan has been developed and is currently being executed to mitigate these conditions. They include the following: new management; development and marketing of new products; focus on an expanded international customer base; consolidating certain manufacturing process; process improvements within the manufacturing operations; and optimization of the organizational structure of the business. If the conditions encountered during 2004 and the first half of 2005 persist, despite execution of the strategic action plan, the valuation of this business could be negatively impacted.
     o Despite a decline in the first half of 2005, the propane business is expected to perform well for 2005 as a whole, as it returns to its more normal business cycle.

Engineered Products and Services ("all other") Category:
--------------------------------------------------------

     o International demand for the railway track maintenance services and equipment business' products and services has been strong and is expected to remain so. Additionally, process improvements, new technologies and improved manufacturing efficiencies are expected to assist in improving margins of this business.
     o The industrial grating business is expected to sustain its continued levels of profitability for 2005.
     o Although cost inflation for steel and certain commodities has started to moderate in 2005, worldwide supply and demand for steel (which is now being actively managed by the steel mills to try to maintain current pricing) could have an adverse effect on raw material costs and the ability to obtain the necessary raw materials for most businesses in this Category.
     o Consistent, profitable results are expected from the roofing granules and abrasives business.
     o Due to an improving natural gas market, demand for air-cooled heat exchangers is expected to remain strong for the balance of the 2005 and stable into 2006.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


RESULTS OF OPERATIONS

-------------------------------------------------------------------------------------------------------------------------------
                                                                       THREE MONTHS                     SIX MONTHS
                                                                       ENDED JUNE 30                   ENDED JUNE 30
(DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AND PERCENTAGES)         2005           2004             2005           2004
------------------------------------------------------------------------------------------------------------------------------
Revenues from continuing operations                              $  696.1        $  617.6         $ 1,336.2       $ 1,173.9
Cost of services and products sold                                  526.3           467.9           1,020.0           896.9
Selling, general and administrative expenses                         95.2            89.5             192.2           177.5
Other (income) expenses                                              (0.6)            2.0               0.8             3.6
Operating income from continuing operations                          74.5            57.6             121.8            94.6
Interest Expense                                                     10.4            10.0              20.9            20.3
Income tax expense                                                   20.6            14.9              32.8            23.5
Net income                                                           41.7            30.7              64.8            47.7
Diluted earnings per common share                                    0.99            0.74              1.54            1.15
Consolidated effective income tax rate                               31.9%           31.0%             32.1%           31.0%
------------------------------------------------------------------------------------------------------------------------------

COMPARATIVE ANALYSIS OF CONSOLIDATED RESULTS

REVENUES
Revenues for the second quarter of 2005 increased $78.6 million or 13% from the second quarter of 2004, to a record level for a second quarter. Revenues for the first six months of 2005 increased $162.4 million or 14% from the first six months of 2004, to a record level for a first half. These increases were attributable to the following significant items:

    CHANGES IN REVENUES - 2005 VS. 2004                                                        SECOND QUARTER        SIX MONTHS
    ---------------------------------------------------------------------------------------- ------------------- -------------------
    (IN MILLIONS)
    ---------------------------------------------------------------------------------------- ------------------- -------------------
    Net increased volume, new contracts and sales price changes in the Mill Services              $   18.5            $   40.4
         Segment.
    Net increased revenues in the Access Services Segment due principally to the strength             19.7                36.9
         of the international formwork business, particularly in the Middle East (second quarter and six months) and United Kingdom (second quarter only), and improving markets in North America.
    Effect of positive foreign currency translation.                                                  14.1                29.6
    Net increased revenues in the railway track maintenance services and equipment                     7.2                17.1
         business due principally to increased contract services and increased rail equipment and repair part sales.
    Increased revenues of the air-cooled heat exchangers business due to improving natural             7.3                14.7
         gas markets.
    Net increased revenues in the Gas Technologies Segment due principally to improving                6.8                11.3
         market conditions for certain products, partially offset by decreased sales of propane tanks (due to customers accelerating purchases in 2004 to avoid price increases).
    Increased revenues of the industrial grating products business due principally to                  2.3                 6.2
         increased volume and increased prices.
    Net effect of business acquisitions in the Mill Services Segment $0.8 million (quarter             0.8                 4.6
         and six months) and the Access Services Segment $3.8 million (six months only).
    Other (minor changes across the various units not already mentioned).                              1.9                 1.6
    ---------------------------------------------------------------------------------------- ------------------- -------------------
    Total Change in Revenues - 2005 vs. 2004                                                      $   78.6            $  162.4
    ======================================================================================== =================== ===================

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

COST OF SERVICES AND PRODUCTS SOLD
Cost of services and products sold for the second quarter of 2005 increased $58.4 million, or 13%, from the second quarter of 2004, in line with the 13% increase in revenues. Cost of services and products sold for the first six months of 2005 increased $123.1 million, or 14%, from the first six months of 2004, in line with the 14% increase in revenues. These increases were attributable to the following significant items:

    CHANGES IN COST OF SERVICES AND PRODUCTS SOLD - 2005 VS. 2004                              SECOND QUARTER        SIX MONTHS
    ---------------------------------------------------------------------------------------- ------------------- -------------------
    (IN MILLIONS)
    ---------------------------------------------------------------------------------------- ------------------- -------------------
    Increased costs due to increased revenues (exclusive of the effect of foreign currency        $   47.8            $   97.7
         translation and business acquisitions) including the effect of increased commodity costs and energy-related costs.
    Effect of foreign currency translation.                                                           10.8                22.8
    Effect of business acquisitions in the Mill Services (second quarter and six months)               0.7                 3.5
    and Access Services Segments (six months only).
    Other (due to product mix and minor changes across the various units not already                  (0.9)               (0.9)
         mentioned, stringent cost control, process improvements and reorganization actions).
    ---------------------------------------------------------------------------------------- ------------------- -------------------
    Total Change in Cost of Services and Products Sold - 2005 vs. 2004                            $   58.4            $  123.1
    ======================================================================================== =================== ===================

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative (SG&A) expenses for the second quarter of 2005 increased $5.8 million or 6% from the second quarter of 2004, a lower rate than the 13% increase in revenues. SG&A expenses for the first six months of 2005 increased $14.8 million or 8% from the first six months of 2004, a lower rate than the 14% increase in revenues. These lower relative percentage increases in SG&A expenses as compared with revenues were due to stringent cost controls, process improvements and reorganization actions. Additionally, a significant portion of the general and administrative costs are relatively fixed and would not normally change in direct proportion to increases or decreases in revenues. The absolute dollar increase in SG&A expenses were attributable to the following significant items:

    CHANGES IN SELLING, GENERAL AND ADMINISTRATIVE                                             SECOND QUARTER        SIX MONTHS
         EXPENSES - 2005 VS. 2004
    ---------------------------------------------------------------------------------------- ------------------- -------------------
    (IN MILLIONS)
    ---------------------------------------------------------------------------------------- ------------------- -------------------
    Increased compensation expense due to salary increases, increased headcount, increased        $    1.2            $    5.1
         payroll taxes and employee incentive plan increases due to improved performance, partially offset by decreased defined benefit pension expense.
    Effect of foreign currency translation.                                                            1.7                 3.8
    Increased professional fees due to higher external auditor fees (related to                        0.2                 1.7
         Sarbanes-Oxley Section 404) and increased consulting expenses.
    Effect of business acquisitions - principally SGB Raffia in Australia.                             -                   1.2
    Increased travel expenses.                                                                         0.8                 1.0
    Increased bad debt expense.                                                                        0.9                 0.3
    Decreased insurance expense.                                                                      (0.7)               (0.1)
    Other (including increased energy-related costs).                                                  1.7                 1.8
    ---------------------------------------------------------------------------------------- ------------------- -------------------
    Total Change in Selling, General and Administrative
         Expenses - 2005 vs. 2004                                                                 $    5.8            $   14.8
    ======================================================================================== =================== ===================

OTHER (INCOME) EXPENSES
This income statement classification includes impaired asset write-downs, employee termination benefit costs and costs to exit activities, offset by net gains on the disposal of non-core assets. During the first six months of 2005, the Company continued its strategy to streamline operations. This strategy included the sale of certain assets related to exiting an

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

underperforming Mill Services contract and headcount reductions in both administrative and operating positions. These actions resulted in net Other (income)/expense of ($0.6) million and $0.8 million in the second quarter and first six months of 2005, respectively, compared with net Other expense of $2.0 million and $3.6 million in the comparable 2004 periods. These decreases were attributable to the following significant items:

    CHANGES IN OTHER (INCOME) EXPENSES - 2005 VS. 2004                                         SECOND QUARTER        SIX MONTHS
    ---------------------------------------------------------------------------------------- ------------------- -------------------
    (IN MILLIONS)
    ---------------------------------------------------------------------------------------- ------------------- -------------------
    Net increase in gains on disposals of assets and impaired asset write-downs.                  $   (3.8)           $   (3.6)
    Increase (decrease) in other expenses due to a loss on a sublease in the second                    0.9                (0.1)
         quarter of 2005 and other costs associated with reorganization initiatives.
    Increase in employee termination benefit costs.                                                    0.4                 1.0
    ---------------------------------------------------------------------------------------- ------------------- -------------------
    Total Change in Other (Income) Expenses - 2005 vs. 2004                                       $   (2.5)           $   (2.7)
    ======================================================================================== =================== ===================

INCOME TAX EXPENSE FROM CONTINUING OPERATIONS
The increase in income tax expense from continuing operations for the second quarter and first six months of 2005 of $5.7 million or 38% and $9.3 million or 40%, respectively, was primarily due to increased earnings from continuing operations for the reasons mentioned above. There was also an increase in the effective income tax rate relating to continuing operations from 31.0% in both the second quarter and first six months of 2004 to 31.9% and 32.1% in the second quarter and first six months of 2005, respectively. This increase in the effective income tax rate in 2005 was primarily a result of the expiration of three tax holidays; one in Europe, one in the Middle East and one in Asia.

NET INCOME AND EARNINGS PER SHARE
Net income of $41.7 million and diluted earnings per share of $0.99 in the second quarter of 2005 exceeded the second quarter of 2004 by $11.0 million and $0.25, respectively. Net income of $64.8 million and diluted earnings per share of $1.54 in the first six months of 2005 exceeded the first six months of 2004 by $17.1 million and $0.39, respectively. These increases resulted from strong demand for the Company's services and products resulting in increased revenues, stringent cost controls, process improvements and reorganization actions that contained selling, general and administrative expenses growth to a level below revenue growth; partially offset by an increased effective income tax rate.


LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW
Building on 2004's record cash provided by operations of $270.5 million, the Company continued that momentum by achieving a record $134 million in operating cash in the first half of 2005, 39% higher than the first half of 2004. That significant source of cash enabled the Company to invest $135.8 million in capital expenditures (over one-half of which were for revenue-growth projects) and $8.1 million in strategic acquisitions in addition to paying $24.9 million in stockholder dividends. The Company also received $14.5 million in cash from asset sales in the first six months of 2005, well on its way to its 2005 goal of $20 million.

The Company's management reaffirms its previously stated strategic objectives for 2005 that include generating a record $320 million in net cash provided by operating activities, augmented by targeted asset sales. The Company's strategy is to redeploy excess or discretionary cash in new long-term, high renewal-rate services contracts for the Mill Services business and for growth in the Access Services and railway track maintenance services businesses. The Company will also pursue sensible bolt-on acquisitions to further enhance its industrial services growth and increase Economic Value Added (EVA(R)). The Company has targeted to spend a minimum of $140 million of discretionary cash flow for internal growth opportunities and acquisitions. The Company also plans to continue its long and consistent history of paying dividends to stockholders.

The Company's net borrowings increased $30.9 million in the first six months of 2005 due to record capital investments of $135.8 million. The Company plans to pay down debt to the extent possible. However, as of June 30, 2005, the Company had only approximately $91 million of debt that can be paid prior to maturity. The balance of the debt, principally the Company's (pound)200 million notes and its $150 million notes, cannot be paid until maturity in 2010 and 2013, respectively.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

COMMERCIAL COMMITMENTS
As of June 30, 2005, there was a decrease in the standby letters of credit and performance bonds of approximately $94.4 million from the total $218.3 million outstanding at December 31, 2004. This decrease was due principally to the release in January 2005 of an $80 million surety bond and a $9 million standby letter of credit, both related to the Company's settled Federal Excise Tax (FET) dispute, as previously reported in the Annual Report on Form 10-K for 2004.

SOURCES AND USES OF CASH
The Company's principal sources of liquidity are cash from operations and short-term borrowings under its various credit agreements, augmented periodically by cash proceeds from asset sales. The primary drivers of the Company's cash flow from operations are the Company's sales and income, particularly in the services businesses. The Company's long-term Mill Services contracts provide predictable cash flows for several years into the future. (See "Certainty of Cash Flows" section for additional information on estimated future revenues of Mill Services contracts and order backlogs for the Company's manufacturing businesses and railway track maintenance services business). Additionally, returns on capital investments made in prior years, for which no cash is currently required, are a significant source of operating cash. Depreciation related to these investments is a non-cash charge. The Company also continues to maintain working capital at a manageable level based upon the requirements and seasonality of the business.

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

     RESOURCES AVAILABLE FOR CASH REQUIREMENTS - The Company has various credit facilities and commercial paper programs available for use throughout the world. The following chart illustrates the amounts outstanding on credit facilities and commercial paper programs and available credit at June 30, 2005.

    SUMMARY OF CREDIT FACILITIES AND                             AS OF JUNE 30, 2005
    COMMERCIAL PAPER PROGRAMS
    ----------------------------------------- ------------------ ------------------ --------------------
    (IN MILLIONS)                              FACILITY LIMIT       OUTSTANDING          AVAILABLE
                                                                      BALANCE             CREDIT
    ----------------------------------------- ------------------ ------------------ --------------------
    U.S. commercial paper program                 $   350.0          $    45.6          $   304.4

    Euro commercial paper program                     120.6               19.3              101.3

    Revolving credit facility (a)                     350.0                -                350.0

    Bilateral credit facility (b)                      25.0                -                 25.0
    ----------------------------------------- ------------------ ------------------ --------------------

    TOTALS AT JUNE 30, 2005                       $   845.6          $    64.9          $   780.7 (C)
    ========================================= ================== ================== ====================

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

     CREDIT RATINGS AND OUTLOOK - The following table summarizes the Company's debt ratings at June 30, 2005:

                         LONG-TERM NOTES  U.S.-BASED COMMERCIAL PAPER  OUTLOOK
----------------------- ----------------- --------------------------- ---------

Standard & Poor's (S&P)         A-                    A-2               Stable
Moody's                         A3                    P-2               Stable
Fitch                           A-                    F2                Stable
----------------------- ----------------- --------------------------- ---------

The Company's euro-based commercial paper program has not been rated since the euro market does not require it. In July 2005, Fitch reaffirmed its A- and F2 ratings for the Company's long-term notes and U.S. commercial paper, respectively, and its stable outlook. S&P and Moody's reaffirmed their ratings for the Company in November 2004 and September 2004, respectively. A downgrade to the Company's credit rating would probably increase the costs to the Company to borrow funds. An improvement in the Company's credit rating would probably decrease the costs to the Company to borrow funds.

     WORKING CAPITAL POSITION - Changes in the Company's working capital are reflected in the following table:

    (DOLLARS ARE IN MILLIONS)                   JUNE 30      DECEMBER 31     INCREASE
                                                 2005           2004        (DECREASE)
    ---------------------------------------- -------------- -------------- -------------
    CURRENT ASSETS
       Cash and cash equivalents              $     99.6     $     94.1     $      5.5
       Accounts receivable, net                    534.0          555.2          (21.2)
       Inventories                                 262.9          217.0           45.9
       Other current assets                         59.1           58.6            0.5
    ---------------------------------------- -------------- -------------- -------------
           Total current assets                    955.6          924.9           30.7
    ---------------------------------------- -------------- -------------- -------------

    CURRENT LIABILITIES
       Notes payable and current maturities         69.2           31.1           38.1
       Accounts payable                            213.0          220.3           (7.3)
       Accrued compensation                         53.3           63.8          (10.5)
       Income taxes                                 47.4           40.2            7.2
       Other current liabilities                   233.3          223.0           10.3
    ---------------------------------------- -------------- -------------- -------------
           Total current liabilities               616.2          578.4           37.8
    ---------------------------------------- -------------- -------------- -------------

    WORKING CAPITAL                           $    339.4     $    346.5     $     (7.1)
    ---------------------------------------- -------------- -------------- -------------

    CURRENT RATIO                                 1.6:1           1.6:1
    ======================================== ============== ============== =============

Working capital decreased approximately 2% in the first six months of 2005 due principally to the following factors:

     o Notes payable and current maturities increased $38.1 million due to increased commercial paper borrowings during the first six months of 2005.

     o Accounts receivable decreased $21.2 million due principally to lower sales and the timing of cash collections at the railway track maintenance services and equipment business for the second quarter of 2005 compared with the fourth quarter of 2004. The decrease was partially offset by increases in the North American Access Services business due mainly to higher sales in the second quarter of 2005 compared with the fourth quarter of 2004, and the timing of collections.

     o Inventories increased $45.9 million from December 31, 2004 due to the following factors:

          - Increased work-in-process and raw materials inventories for customer orders being manufactured at the railway track maintenance services and equipment business. The orders are generally scheduled for delivery in the second half of 2005 or later;

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

          - Increased finished goods for the international Access Services business to meet expected demand in the third quarter of 2005; and

          - Lower than anticipated sales, accelerated steel purchases and a build-up for the fall buying season in the propane tank business.

     o Accrued compensation decreased $10.5 million due to the payment of accrued incentive pay during the first quarter of 2005.

     CERTAINTY OF CASH FLOWS - The certainty of the Company's future cash flows is strengthened by the long-term nature of the Company's Mill Services contracts. At December 31, 2004, the Company's Mill Services contracts had estimated future revenues of $3.7 billion. In addition, as of June 30, 2005, the Company had an order backlog of $269.1 million for its manufacturing businesses and railway track maintenance services. This compares with $243.0 million at December 31, 2004 and $196.5 million at June 30, 2004. The increase from December 31, 2004 is due principally to new orders for heat exchangers in the Engineered Products and Services ("all other") Category and increased demand for cryogenics equipment, composite pressure vessels, propane tanks, and high pressure gas cylinders in the Gas Technologies Segment. The railway track maintenance services and equipment business backlog includes a significant portion that is long-term, which will not be realized until the second half of 2005 or later due to the long lead times necessary to build certain equipment and the long-term nature of certain service contracts. Backlog for scaffolding, shoring and forming services and for roofing granules and slag abrasives is not included in the total backlog because it is generally not quantifiable, due to the nature of the products and services provided.

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

CASH FLOW SUMMARY
The Company's cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

     SUMMARIZED CASH FLOW INFORMATION
    -------------------------------------------- ------------------------------
                                                        SIX MONTHS ENDED
                                                             JUNE 30
    (IN MILLIONS)                                     2005             2004
    -------------------------------------------- --------------- --------------
    Net cash provided by (used in):
       Operating activities                       $   134.5         $    97.0
       Investing activities                          (129.4)           (101.6)
       Financing activities                             8.6              (1.7)
       Effect of exchange rate changes on cash         (8.2)             (2.4)
    -------------------------------------------- --------------- --------------
       Net change in cash and cash equivalents    $     5.5         $    (8.7)
    ============================================ =============== ==============

CASH FROM OPERATING ACTIVITIES - Net cash provided by operating activities in the first six months of 2005 was a record $134.5 million, an increase of $37.5 million from the first six months of 2004. The increased cash from operations was a result of the following factors:

     o Increased net income in the first six months of 2005 compared with the first six months of 2004.

     o Net receivables decreased as of June 30, 2005 compared with December 31, 2004. This was due to the timing of cash collections at the railway track maintenance services and equipment business, Mill Services business, international Access Services business and the Gas Technologies Segment.

     o Inventories increased as of June 30, 2005 compared with December 31, 2004. This was to meet scheduled shipments at the railway track maintenance services and equipment business and anticipated shipments for the international Access Services business and Gas Technologies Segment.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

     o Accrued compensation decreased as of June 30, 2005 compared with December 31, 2004. This decrease was due to incentive compensation payments and the timing of the payment of salaries and wages.

     CASH USED IN INVESTING ACTIVITIES - Capital investments of $135.8 million for the first six months of 2005 were a record for the first six months of a year. This was an increase of $36.6 million over the first six months of 2004. Overall, in the first six months of 2005, over 50% of the investments were for projects intended to grow future revenues. Investments were made predominantly in the industrial services businesses with 54% in the Mill Services Segment and 34% in the Access Services Segment. Throughout the remainder of 2005, the Company plans to continue to invest in high-return projects and bolt-on acquisitions, principally in the industrial services businesses.

     CASH USED IN FINANCING ACTIVITIES - The following table summarizes the Company's debt and capital positions at June 30, 2005 and December 31, 2004.

    (DOLLARS ARE IN MILLIONS)                 JUNE 30       DECEMBER 31
                                               2005            2004
    ------------------------------------- --------------- --------------
    Notes Payable and Current Maturities   $     69.2      $     31.1
    Long-term Debt                              556.1           594.7
    ------------------------------------- --------------- --------------
    Total Debt                                  625.3           625.8
    Total Equity                                925.3           914.2
    ------------------------------------- --------------- --------------
    Total Capital                          $  1,550.6      $  1,540.0

    Total Debt to Total Capital                  40.3%           40.6%
    ===================================== =============== ==============

The Company's debt as a percent of total capital as of June 30, 2005 decreased slightly from December 31, 2004. Total equity increased due to $64.8 million of net income in the first six months of 2005 and increases in additional paid-in capital from stock option exercises partially offset by foreign currency translation adjustments and cash dividends to stockholders.

DEBT COVENANTS
The Company's credit facilities and certain notes payable agreements contain covenants requiring a minimum net worth of $475 million and a maximum debt to capital ratio of 60%. Based on balances at June 30, 2005, the Company could increase borrowings by approximately $762.6 million and still be within its debt covenants. Alternatively, keeping all other factors constant, the Company's equity could decrease by approximately $450.3 million and the Company would still be within its covenants. The Company expects to be compliant with these debt covenants one year from now.

CASH AND VALUE-BASED MANAGEMENT
The Company plans to continue with its strategy of selective investing for strategic purposes for the foreseeable future. The goal of this strategy is to improve the Company's Economic Value Added (EVA(R)) under the program that commenced January 1, 2002. Under this program, the Company evaluates strategic investments based upon the investment's economic profit. EVA equals after-tax operating profits less a charge for the use of the capital employed to create those profits (only the service cost portion of defined benefit pension expense is included for EVA purposes). Therefore, value is created when a project or initiative produces a return above the cost of capital. In the first six months of 2005, eight of the Company's nine divisions improved their EVA from the comparable 2004 period.

The Company is committed to continue paying dividends to stockholders. The Company has increased the dividend rate for eleven consecutive years, and in May 2005, the Company paid its 220th consecutive quarterly cash dividend. In June 2005, the Company declared its 221st consecutive quarterly cash dividend. Additionally, the Company has authorization to repurchase up to one million of its shares through January 31, 2006.

The Company's financial position and debt capacity should enable it to meet current and future requirements. As additional resources are needed, the Company should be able to obtain funds readily and at competitive costs. The Company is well-positioned and intends to continue investing strategically in high-return projects and acquisitions, reducing debt to the extent possible and paying cash dividends as a means to enhance stockholder value.

NEW FINANCIAL ACCOUNTING STANDARDS ISSUED
Information on new financial accounting standards issued is included in Note M, "New Financial Accounting Standards Issued," in Part I, Item 1, Financial Statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

     MARKET RISK.

In the normal course of business, the Company is routinely subjected to a variety of risks. In addition to the market risk associated with interest rate and currency movements on outstanding debt and non-U.S. dollar-denominated assets and liabilities, other examples of risk include collectibility of receivables, volatility of the financial markets and their effect on define benefit pension plans, and global economic and political conditions.

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

     o The industrial abrasives and roofing granules business may be adversely impacted by reduced home resales or economic conditions that slow the rate of residential roof replacement, or by slowdowns in the industrial and infrastructure refurbishment industries;

     o The industrial grating business may be adversely impacted by slowdowns in non-residential construction and industrial production;

     o The Air-X-Changers business is affected by cyclical conditions present in the natural gas industry. A high demand for natural gas is currently creating a high demand for the Company's air-cooled heat exchangers. A slowdown in natural gas production could adversely affect the Air-X-Changers business, and

     o The Company's Gas Technologies business may be adversely impacted by reduced industrial production, and lower demand for industrial gases, slowdowns in demand for medical cylinders, valves and consumer barbecue grills, or lower demand for natural gas vehicles.

     THE COMPANY'S DEFINED BENEFIT PENSION EXPENSE IS DIRECTLY AFFECTED BY THE EQUITY AND BOND MARKETS AND A DOWNWARD TREND IN THOSE MARKETS COULD ADVERSELY IMPACT THE COMPANY'S FUTURE EARNINGS. AN UPWARD TREND IN THE EQUITY AND BOND MARKETS COULD POSITIVELY AFFECT THE COMPANY'S FUTURE EARNINGS.

In addition to the economic issues that directly affect the Company's businesses, changes in the performance of equity and bond markets, particularly in the United Kingdom and the United States, impact actuarial assumptions used in determining annual pension expense, pension liabilities and the valuation of the assets in the Company's defined benefit pension plans. The downturn in financial markets during 2000, 2001 and 2002 negatively impacted the Company's pension expense and the accounting for pension assets and liabilities. This resulted in an increase in pre-tax defined benefit pension expense from continuing operations of approximately $20.8 million for calendar year 2002 compared with 2001 and $17.7 million for calendar year 2003 compared with 2002. The upturn in certain financial markets during 2003 and certain plan design changes (discussed below) contributed to a decrease in pre-tax defined benefit pension expense from continuing operations of approximately $5.4 million for 2004 compared with 2003. Additionally, pre-tax defined benefit pension expense for 2005 is expected to be approximately $5 million less than 2004. This estimate excludes the impact of any potential curtailments and will be partially offset by defined contribution pension expense. An upward trend in capital markets would likely result in a decrease in future unfunded obligations and pension expense. This could also result in an increase to Stockholders' Equity and a decrease in the Company's statutory funding requirements. If the

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

financial markets deteriorate, it would most likely have a negative impact on the Company's pension expense and the accounting for pension assets and liabilities. This could result in a decrease to Stockholders' Equity and an increase in the Company's statutory funding requirements.

Changes in the related pension benefit costs may occur in the future due to changes in the assumptions and due to changes in returns on plan assets resulting from financial market conditions. Using the expense calculated for calendar year 2005 and holding all other assumptions constant, a one-half percent increase or decrease in the discount rate and the expected long-term rate of return on plan assets would increase or decrease annual 2005 pre-tax defined benefit pension expense as follows:

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

Although the above sensitivity analysis is based upon calculations for the 2005 defined benefit pension expense, it is expected that these changes would result in a similar impact on 2006 defined benefit pension expense.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

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

The Company has operations in several countries in the Middle East, including Bahrain, Egypt, Saudi Arabia, United Arab Emirates and Qatar, which are geographically close to Iraq and other countries with a continued high risk of armed hostilities. During the first six months of 2005, 2004 and 2003, operations in these countries contributed approximately $15.3 million, $10.9 million and $7.9 million, respectively, to the Company's operating income. Additionally, the Company has operations in and sales to countries that have encountered outbreaks of communicable diseases (e.g., Acquired Immune Deficiency Syndrome (AIDS)). Should these outbreaks worsen or spread to other countries, the Company may be negatively impacted through reduced sales to and within these countries and other countries impacted by such diseases.

     EXCHANGE RATE FLUCTUATIONS MAY ADVERSELY IMPACT THE COMPANY'S BUSINESS.

Fluctuations in foreign exchange rates between the U.S. dollar and the approximately 35 other currencies in which the Company conducts business may adversely impact the Company's operating income and income from continuing operations in any given fiscal period. Approximately 60% and 59% of the Company's sales and approximately 72% and 68% of the Company's operating income from continuing operations for the six months ended June 30, 2005 and 2004, respectively, were derived from operations outside the United States. More specifically, during the six months ended June 30, 2005 and 2004, approximately 21% and 22%, respectively, of the Company's revenues were derived from operations in the U.K. Additionally, approximately 18% of the Company's revenues were derived from operations with the euro as their functional currency during both the six months ended June 30, 2005 and 2004. Given the structure of the Company's revenues and expenses, an increase in the value of the U.S. dollar relative to the foreign currencies in which the Company earns its revenues generally has a negative impact on operating income, whereas a decrease in the value of the U.S. dollar tends to have the opposite effect. The Company's principal foreign currency exposures are to the British pound sterling and the euro.

Compared with the corresponding period in 2004, the average values of major currencies changed as follows in relation to the U.S. dollar during the first six months of 2005, impacting the Company's sales and income:

     o   British pound sterling         Strengthened by 3%
     o   euro                           Strengthened by 4%
     o   South African rand             Strengthened by 6%
     o   Brazilian real                 Strengthened by 15%
     o   Australian dollar              Strengthened by 5%

Compared with exchange rates at December 31, 2004, the values of major currencies changed as follows as of June 30, 2005:

     o   British pound sterling         Weakened by 6%
     o   euro                           Weakened by 12%
     o   South African rand             Weakened by 18%
     o   Brazilian real                 Strengthened by 11%
     o   Australian dollar              Weakened by 3%

The Company's foreign currency exposures increase the risk of income statement, balance sheet and cash flow volatility. If the above currencies change materially in relation to the U.S. dollar, the Company's financial position, results of operations, or cash flows may be materially affected.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

To illustrate the effect of foreign currency exchange rate changes on the Company, in the first six months of 2005, revenues would have been approximately 2% or $29.6 million less and operating income would have been approximately 2% or $2.9 million less if the average exchange rates for the first six months of 2004 were utilized. In a similar comparison for the first six months of 2004, revenues would have decreased approximately 5% or $58.7 million while operating income would have been approximately 5% or $4.4 million less if the average exchange rates would have remained the same as the first six months of 2003.

Currency changes result in assets and liabilities denominated in local currencies being translated into U.S. dollars at different amounts than at the prior period end. These currency changes resulted in decreased net assets of $45.8 million and $11.7 million, at June 30, 2005 and 2004, respectively, when compared with December 31, 2004 and 2003, respectively.

The Company seeks to reduce exposures to foreign currency transaction fluctuations through the use of forward exchange contracts. At June 30, 2005, the notional amount of these contracts was $60.8 million, and all will mature in the third and fourth quarters of 2005. The Company does not hold or issue financial instruments for trading purposes, and it is the Company's policy to prohibit the use of derivatives for speculative purposes.

Although the Company engages in foreign currency forward exchange contracts and other hedging strategies to mitigate foreign exchange risk, hedging strategies may not be successful or may fail to offset the risk.

In addition, competitive conditions in the Company's manufacturing businesses may limit the Company's ability to increase product prices in the face of adverse currency movements. Sales of products manufactured in the United States for the domestic and export markets may be affected by the value of the U.S. dollar relative to other currencies. Any long-term strengthening of the U.S. dollar could depress demand for these products reducing sales and may cause translation gains or losses due to the revaluation of foreign currency-denominated accounts payable, accounts receivable and other asset and liability accounts. Conversely, any long-term weakening of the U.S. dollar could improve demand for these products increasing sales and may cause translation gains or losses due to the revaluation of accounts payable, accounts receivable and other asset and liability accounts.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

     THE COMPANY MAY LOSE CUSTOMERS OR BE REQUIRED TO REDUCE PRICES AS A RESULT OF COMPETITION.

The industries in which the Company operates are highly competitive.

o The Company's Mill Services business is sustained mainly through contract renewals. Historically, the Company's contract renewal rate has averaged approximately 95%. If the Company is unable to renew its contracts at the historical levels, revenue may decline.

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

The Company's strategy to overcome this competition includes continuous process improvement and cost reduction programs, international customer focus and the diversification, streamlining and consolidation of operations.

     INCREASES IN ENERGY PRICES COULD INCREASE THE COMPANY'S OPERATING COSTS AND REDUCE ITS PROFITABILITY.

Worldwide political and economic conditions, among other factors, may result in an increase in the volatility of energy costs, both on a macro basis and for the Company specifically. In the first six months of 2005 and 2004, energy costs have approximated 3.8% and 3.5% of the Company's revenue, respectively. To the extent that such costs cannot be passed to customers in the future, operating income and results of operations may be adversely affected.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

The Company is currently involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites under the federal "Superfund" law. At certain sites, the Company is currently conducting environmental remediation, and it is probable that the Company will agree to make payments toward funding certain other remediation activities. It also is possible that some of these matters will be decided unfavorably to the Company and that other sites requiring remediation will be identified. Each of these matters is subject to various uncertainties and financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Company has evaluated its potential liability and the Consolidated Balance Sheets at June 30, 2005 and December 31, 2004 include an accrual of $2.5 million and $2.7 million, respectively, for environmental matters. The amounts charged against pre-tax earnings related to environmental matters totaled $0.5 million and $1.0 million for the six months ended June 30, 2005 and 2004, respectively. The liability for future remediation costs is evaluated on a quarterly basis. Actual costs to be incurred at identified sites in future periods may be greater than the estimates, given inherent uncertainties in evaluating environmental exposures.

     RESTRICTIONS IMPOSED BY THE COMPANY'S CREDIT FACILITIES AND OUTSTANDING NOTES MAY LIMIT THE COMPANY'S ABILITY TO OBTAIN ADDITIONAL FINANCING OR TO PURSUE BUSINESS OPPORTUNITIES.

The Company's credit facilities and certain notes payable agreements contain a covenant requiring a maximum debt to capital ratio of 60%. In addition, certain notes payable agreements also contain a covenant requiring a minimum net worth of $475 million. These covenants limit the amount of debt the Company may incur, which could limit its ability to obtain additional financing or to pursue business opportunities. In addition, the Company's ability to comply with these ratios may be affected by events beyond its control. A breach of any of these covenants or the inability to comply with the required financial ratios could result in a default under these credit facilities. In the event of any default under these credit facilities, the lenders under those facilities could elect to declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be due and payable, which would cause an event of default under the notes. This could, in turn, trigger an event of default under the cross-default provisions of the Company's other outstanding indebtedness. At June 30, 2005, the Company was in compliance with these covenants with a debt to capital ratio of 40.3% and a net worth of $925.3 million. The Company had $363.9 million in outstanding indebtedness containing these covenants at June 30, 2005.

     HIGHER THAN EXPECTED INSURANCE CLAIMS, FOR WHICH THE COMPANY RETAINS A PORTION OF THE RISK, COULD ADVERSELY IMPACT RESULTS OF OPERATIONS AND CASH FLOWS.

The Company retains a significant portion of the risk for property, workers' compensation, automobile, general and product liability losses. Reserves have been recorded which reflect the undiscounted estimated liabilities for ultimate losses including claims incurred but not reported. Inherent in these estimates are assumptions that are based on the Company's history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends. At June 30, 2005 and December 31, 2004, the Company had recorded liabilities of $77.7 million and $77.4 million, respectively, related to both asserted and unasserted insurance claims. If actual claims are higher than those projected by management, an increase to the Company's insurance reserves may be required and would be recorded as a charge to income in the period the need for the change was determined. Conversely, if actual claims are lower than those projected by management, a decrease to the Company's insurance reserves may be required and would be recorded as a reduction to expense in the period the need for the change was determined.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

    HISTORICAL REVENUE PATTERNS
    IN MILLIONS                                     2005            2004            2003           2002             2001
    ------------------------------------------ --------------- --------------- --------------- -------------- ---------------
    First Quarter Ended March 31                 $   640.1       $   556.3       $   487.9       $   458.6      $   505.0

    Second Quarter Ended June 30                     696.1           617.6           536.4           510.3          510.1

    Third Quarter Ended September 30                   --            617.3           530.2           510.5          510.3

    Fourth Quarter Ended December 31                   --            710.9           564.0           497.3          499.7
    ------------------------------------------ --------------- --------------- --------------- -------------- ---------------
    Totals                                       $     --        $ 2,502.1       $ 2,118.5       $ 1,976.7      $ 2,025.2 (a)
    ========================================== =============== =============== =============== ============== ===============

     (a)Does not total due to rounding.


    HISTORICAL CASH PROVIDED BY OPERATIONS
    IN MILLIONS                                     2005            2004            2003            2002            2001
    ------------------------------------------ --------------- --------------- --------------- -------------- ---------------

    First Quarter Ended March 31                 $   48.1        $   32.4        $   31.2        $    9.0       $    2.6

    Second Quarter Ended June 30                     86.3            64.6            59.2            71.4           65.1

    Third Quarter Ended September 30                  --             68.9            64.1            83.3           66.1

    Fourth Quarter Ended December 31                  --            104.6           108.4            90.1          106.9
    ------------------------------------------ --------------- --------------- --------------- -------------- ---------------
    Totals                                       $    --         $  270.5        $  262.8 (a)    $  253.8       $  240.6 (a)
    ========================================== =============== =============== =============== ============== ===============

     (a)Does not total due to rounding.

     THE COMPANY'S CASH FLOWS AND EARNINGS ARE SUBJECT TO CHANGES IN INTEREST RATES.

The Company's total debt as of June 30, 2005 was $625.3 million. Of this amount, approximately 16% had variable rates of interest and 84% had fixed rates of interest. The weighted average interest rate of total debt was approximately 6.1%. At current debt levels, a one-percentage increase/decrease in variable interest rates would increase/decrease interest expense by approximately $1.0 million per year. Should the Company require significant additional borrowings to finance growth-related acquisitions, they would be at the prevailing market interest rates which may be higher than the Company is currently paying under its commercial paper programs.

The future financial impact on the Company associated with the above risks cannot be estimated.


ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

The Company's management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of June 30, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective. There have been no changes in internal control over financial reporting that could materially affect, or are likely to materially affect, internal control over financial reporting during the second quarter of 2005.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

Information on legal proceedings is included under Part I, Item 1, Footnote I labeled "Commitments and Contingencies."


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------------------

(c). Purchases of Equity Securities by the issuer and affiliated purchasers.

                                         TOTAL                        TOTAL NUMBER OF SHARES   MAXIMUM NUMBER OF SHARES
                                         NUMBER                        PURCHASED AS PART OF        THAT MAY YET BE
                                       OF SHARES   AVERAGE PRICE     PUBLICLY ANNOUNCED PLANS    PURCHASED UNDER THE
PERIOD                                 PURCHASED   PAID PER SHARE          OR PROGRAMS            PLANS OR PROGRAMS
-------------------------------------- --------- ------------------- ------------------------ --------------------------
January 1, 2005 - January 31, 2005         --            --                      --                   1,000,000
February 1, 2005 - February 28, 2005       --            --                      --                   1,000,000
March 1, 2005 - March 31, 2005             --            --                      --                   1,000,000
April 1, 2005 - April 30, 2005             --            --                      --                   1,000,000
May 1, 2005 - May 31, 2005                 --            --                      --                   1,000,000
June 1, 2005 - June 30, 2005               --            --                      --                   1,000,000
-------------------------------------- --------- ------------------- ------------------------
     Total                                 --            --                      --
-------------------------------------- --------- ------------------- ------------------------

The Company's share repurchase program was extended by the Board of Directors in November 2004. This was announced to the public on November 16, 2004 as part of a Company-issued press release. The program authorizes the repurchase of up to 1,000,000 shares of the Company's common stock and expires January 31, 2006.


ITEM 5. OTHER INFORMATION
-------------------------

DIVIDEND INFORMATION
--------------------

On June 21, 2005, the Board of Directors declared a quarterly cash dividend of $0.30 per share, payable August 15, 2005, to shareholders of record as of July 15, 2005.

10b5-1 Plan
-----------

The Chief Executive Officer (CEO) of the Company adopted in the Fourth Quarter of 2004, a personal trading plan, as part of a long-term strategy for asset diversification and liquidity, in accordance with the Securities and Exchange Commission's Rule 10b5-1. Under the plan, the CEO will exercise, under pre-arranged terms, up to 167,500 options in open market transactions. The 167,500 options represented approximately 38% of his total option holdings at the time the trading plan was initiated. The trading plan will expire in December 2005. As of August 4, 2005, 127,500 shares have been sold under the trading plan.

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


                                            HARSCO CORPORATION
                                            ------------------
                                               (Registrant)



DATE   August 4, 2005                       /S/ Salvatore D. Fazzolari
     ----------------------                 --------------------------------
                                            Salvatore D. Fazzolari
                                            Senior Vice President, Chief
                                            Financial Officer and Treasurer


DATE   August 4, 2005                       /S/ Stephen J. Schnoor
     ----------------------                 --------------------------------
                                            Stephen J. Schnoor
                                            Vice President and Controller