Form 10-Q
period 2005-09-30
HARSCO CORP
filed 2005-11-03
CIK 45876

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  _____________

                                    FORM 10-Q
                                  _____________


        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2005

                                OR

        [_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____ to ______


                Commission File Number 1-3970


                                  _____________




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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                           YES [_]      NO [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


           Class                                 Outstanding at October 31, 2005
           -----                                 -------------------------------
Common stock, par value $1.25 per share                      41,740,314

================================================================================

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
------------------------------

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                               SEPTEMBER 30                    SEPTEMBER 30
                                                                       ----------------------------    ----------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                    2005          2004               2005            2004
===================================================================================================================================
REVENUES FROM CONTINUING OPERATIONS:
    Service sales                                                      $    472,183    $    439,956    $  1,440,543    $  1,286,563
    Product sales                                                           225,286         177,332         593,134         504,575
-----------------------------------------------------------------------------------------------------------------------------------
      TOTAL REVENUES                                                        697,469         617,288       2,033,677       1,791,138
-----------------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES FROM CONTINUING OPERATIONS:
    Cost of services sold                                                   350,169         325,453       1,069,975         956,839
    Cost of products sold                                                   182,477         145,292         482,633         410,772
    Selling, general and administrative expenses                             95,090          90,594         287,338         268,053
    Research and development expenses                                           620             590           1,991           1,971
    Other (income) expenses                                                    (502)            907             347           4,480
-----------------------------------------------------------------------------------------------------------------------------------
      TOTAL COSTS AND EXPENSES                                              627,854         562,836       1,842,284       1,642,115
-----------------------------------------------------------------------------------------------------------------------------------

      OPERATING INCOME FROM CONTINUING OPERATIONS                            69,615          54,452         191,393         149,023

Equity in income (loss) of unconsolidated entities, net                         (29)             38              92             210
Interest income                                                                 879             454           2,024           1,655
Interest expense                                                             (9,921)        (10,092)        (30,783)        (30,412)
-----------------------------------------------------------------------------------------------------------------------------------

      INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND              60,544          44,852         162,726         120,476
         MINORITY INTEREST

Income tax expense                                                          (18,624)        (12,147)        (51,380)        (35,616)
-----------------------------------------------------------------------------------------------------------------------------------

      INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST             41,920          32,705         111,346          84,860

Minority interest in net income                                              (1,898)         (2,031)         (6,458)         (6,349)
-----------------------------------------------------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS                                            40,022          30,674         104,888          78,511
-----------------------------------------------------------------------------------------------------------------------------------

DISCONTINUED OPERATIONS:
    Loss from operations of discontinued business                              (111)           (203)           (452)           (619)
    Gain/(loss) on disposal of discontinued business                             66             (36)            261            (124)
    Income/(loss) related to discontinued defense business                       (6)         12,529              26          12,753
    Income tax benefit (expense)                                                 19          (4,411)             62          (4,298)
-----------------------------------------------------------------------------------------------------------------------------------
INCOME/(LOSS) FROM DISCONTINUED OPERATIONS                                      (32)          7,879            (103)          7,712
-----------------------------------------------------------------------------------------------------------------------------------
      NET INCOME                                                       $     39,990    $     38,553    $    104,785    $     86,223
===================================================================================================================================

Average shares of common stock outstanding                                   41,693          41,165          41,603          41,061

Basic earnings per common share:
    Continuing operations                                              $       0.96    $       0.75    $       2.52    $       1.91
    Discontinued operations                                                      --            0.19              --            0.19
-----------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER COMMON SHARE                                        $       0.96    $       0.94    $       2.52    $       2.10
===================================================================================================================================

Diluted average shares of common stock outstanding                           42,112          41,589          42,046          41,525

Diluted earnings per common share:
    Continuing operations                                              $       0.95    $       0.74    $       2.49    $       1.89
    Discontinued operations                                                      --            0.19              --            0.19
-----------------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE                                      $       0.95    $       0.93    $       2.49    $       2.08
===================================================================================================================================
CASH DIVIDENDS DECLARED PER COMMON SHARE                               $       0.30    $      0.275    $       0.90    $      0.825
===================================================================================================================================

See accompanying notes to consolidated financial statements

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                       SEPTEMBER 30     DECEMBER 31
(IN THOUSANDS)                                                             2005            2004 (A)
===================================================================================================
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                          $    113,231    $     94,093
    Accounts receivable, net                                                566,996         555,191
    Inventories                                                             246,622         217,026
    Other current assets                                                     62,405          58,614
    Assets held-for-sale                                                     36,316             932
---------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                1,025,570         925,856
---------------------------------------------------------------------------------------------------
Property, plant and equipment, net                                          949,732         932,298
Goodwill, net                                                               401,964         433,125
Other assets                                                                105,566          98,477
---------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                     $  2,482,832    $  2,389,756
===================================================================================================
LIABILITIES
CURRENT LIABILITIES:
    Short-term borrowings                                              $      7,148    $     16,145
    Current maturities of long-term debt                                      6,512          14,917
    Accounts payable                                                        204,876         220,322
    Accrued compensation                                                     60,848          63,776
    Income taxes                                                             47,550          40,227
    Dividends payable                                                        12,519          12,429
    Insurance liabilities                                                    57,266          23,470
    Other current liabilities                                               198,905         187,111
    Liabilities associated with assets held-for-sale                         15,945             691
---------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                             611,569         579,088
---------------------------------------------------------------------------------------------------
Long-term debt                                                              597,718         594,747
Deferred income taxes                                                       109,433          95,702
Insurance liabilities                                                        56,889          53,960
Retirement plan liabilities                                                  93,591          97,586
Other liabilities                                                            52,787          54,483
---------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES                                                   1,521,987       1,475,566
---------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock                                                                 85,256          84,889
Additional paid-in capital                                                  152,340         139,532
Accumulated other comprehensive loss                                       (160,094)       (127,491)
Retained earnings                                                         1,487,926       1,420,637
Treasury stock                                                             (603,261)       (603,377)
Unearned stock-based compensation                                            (1,322)             --
---------------------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                                            960,845         914,190
---------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $  2,482,832    $  2,389,756
===================================================================================================

(a) Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                            NINE MONTHS ENDED
                                                                               SEPTEMBER 30
                                                                       ----------------------------
(IN THOUSANDS)                                                             2005            2004 (A)
===================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                         $    104,785    $     86,223
    Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
      Depreciation                                                          145,307         133,448
      Amortization                                                            1,895           1,859
      Equity in income of unconsolidated entities, net                          (92)           (210)
      Dividends or distributions from unconsolidated entities                    60             544
      Other, net                                                              4,270          (5,823)
      Changes in assets and liabilities, net of acquisitions
      and dispositions of businesses:
          Accounts receivable                                               (57,577)        (67,015)
          Inventories                                                       (43,060)        (54,079)
          Accounts payable                                                    2,654          16,710
          Accrued interest payable                                           18,385          17,752
          Accrued compensation                                                  484           7,849
          Other assets and liabilities                                       55,468          28,567
---------------------------------------------------------------------------------------------------

      NET CASH PROVIDED BY OPERATING ACTIVITIES                             232,579         165,825
---------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                             (209,247)       (153,883)
    Purchase of businesses, net of cash acquired                             (7,011)         (5,165)
    Proceeds from sales of assets                                            17,353           3,564
---------------------------------------------------------------------------------------------------

      NET CASH USED BY INVESTING ACTIVITIES                                (198,905)       (155,484)
---------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Short-term borrowings, net                                                 (937)          1,610
    Current maturities and long-term debt:
      Additions                                                             147,482         152,829
      Reductions                                                           (120,956)       (121,409)
    Cash dividends paid on common stock                                     (37,407)        (33,831)
    Common stock issued-options                                               8,336          10,350
    Other financing activities                                               (3,532)         (4,778)
---------------------------------------------------------------------------------------------------

      NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                       (7,014)          4,771
---------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                      (7,522)         (1,863)
---------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                    19,138          13,249

Cash and cash equivalents at beginning of period                             94,093          80,210
---------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $    113,231    $     93,459
===================================================================================================

(a) Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)


                                                                            THREE MONTHS ENDED
                                                                               SEPTEMBER 30
                                                                       ----------------------------
(IN THOUSANDS)                                                             2005            2004
===================================================================================================
Net income                                                             $     39,990    $     38,553
---------------------------------------------------------------------------------------------------
Other comprehensive income (loss):
    Foreign currency translation adjustments                                  1,737           8,552

    Net gains/(losses) on cash flow hedging instruments, net of deferred income taxes of $7 and $(12) in 2005 and 2004,
      respectively                                                              (14)             22

    Pension liability adjustments, net of deferred income taxes of
      ($1,256) and ($214) in 2005 and 2004, respectively                      2,962             537

    Marketable securities, unrealized gain net of deferred income
      taxes of less than $1 in both 2005 and 2004                                --               1

    Reclassification adjustment for gain on cash flow hedging
      instruments included in net income, net of deferred income
      taxes of $1 and $0 in 2005 and 2004, respectively                          (1)             --
---------------------------------------------------------------------------------------------------
Other comprehensive income                                                    4,684           9,112
---------------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME                                             $     44,674    $     47,665
===================================================================================================




                                                                            NINE MONTHS ENDED
                                                                               SEPTEMBER 30
                                                                       ----------------------------
(IN THOUSANDS)                                                             2005            2004
===================================================================================================

Net income                                                             $    104,785    $     86,223
---------------------------------------------------------------------------------------------------
Other comprehensive income (loss):
    Foreign currency translation adjustments                                (43,940)         (3,205)

    Net losses on cash flow hedging instruments, net of deferred
      income taxes of $52 and $1 in 2005 and 2004, respectively                 (96)             (3)

    Pension liability adjustments, net of deferred income taxes of
      ($4,895) and $446 in 2005 and 2004, respectively                       11,437          (1,030)

    Marketable securities, unrealized gain net of deferred income
      taxes of less than $1 in both 2005 and 2004                                --               1

    Reclassification adjustment for (gain) loss on cash flow
      hedging instruments included in net income, net of deferred
      income taxes of $2 and ($56) in 2005 and 2004, respectively                (4)            104
---------------------------------------------------------------------------------------------------
Other comprehensive loss                                                    (32,603)         (4,133)
---------------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME                                             $     72,182    $     82,090
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


B.   RECLASSIFICATIONS

Certain reclassifications have been made to prior years' amounts to conform with current year classifications. These reclassifications relate principally to components of the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Cash Flows. As a result of these reclassifications, certain 2004 amounts presented for comparative purposes will not individually agree with previously filed Forms 10-K or 10-Q.


C.   OPTIONS FOR COMMON STOCK

In prior years, when stock options were issued to employees, the Company used the intrinsic value method to account for the options. No compensation expense was recognized on the grant date, since at that date, the option price equaled the market price of the underlying common stock. Effective in 2003, the Company ceased granting stock options to employees. In 2004, the Management Development and Compensation Committee of the Board of Directors approved the granting of restricted stock units as the long-term equity component of officer compensation. In the first quarter of 2005, the Company issued 32,700 performance-based restricted stock units, with a fair value of $50.41 per unit, to certain officers. Restricted stock units are more fully described in Note 12, "Stock-Based Compensation," to the Company's Form 10-K for the year ended December 31, 2004.

The Company's net income and net income per common share would have been reduced to the pro forma amounts indicated below if compensation cost for the Company's stock option plan had been determined based on the fair value at the grant date for awards in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123).

                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                    SEPTEMBER 30                  SEPTEMBER 30
                                            ---------------------------   ---------------------------
(IN THOUSANDS, EXCEPT PER SHARE)                2005           2004           2005           2004
=====================================================================================================
Net income:
    As reported                             $     39,990   $     38,553   $    104,785   $     86,223
    Compensation expense (a)                          --             --             --            (96)
                                            ---------------------------------------------------------
    Pro forma                               $     39,990   $     38,553   $    104,785   $     86,127
                                            =========================================================
Basic earnings per share:
    As reported                             $       0.96   $       0.94   $       2.52   $       2.10
    Pro forma                                       0.96           0.94           2.52           2.10
Diluted earnings per share:
    As reported                                     0.95           0.93           2.49           2.08
    Pro forma                                       0.95           0.93           2.49           2.07
-----------------------------------------------------------------------------------------------------

(a) Total stock-based employee compensation expense related to stock options determined under fair value-based method for all awards, net of related tax effects.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


D.   REVIEW OF OPERATIONS BY SEGMENT

                                                 THREE MONTHS ENDED            THREE MONTHS ENDED
                                                 SEPTEMBER 30, 2005            SEPTEMBER 30, 2004
                                            ---------------------------   ---------------------------
                                                             OPERATING                     OPERATING
                                                              INCOME                        INCOME
(IN THOUSANDS)                                  SALES         (LOSS)          SALES         (LOSS)
=====================================================================================================
    Mill Services Segment                   $    254,857   $     23,095   $    244,904   $     24,958

    Access Services Segment                      195,353         20,867        176,338         13,446

    Gas Technologies Segment                      98,010          5,168         84,448          2,444
-----------------------------------------------------------------------------------------------------
    Segment Totals                               548,220         49,130        505,690         40,848

    Engineered Products & Services
      ("all other") Category                     149,249         20,872        111,598         13,667

    General Corporate                                 --           (387)            --            (63)
-----------------------------------------------------------------------------------------------------
    Consolidated Totals                     $    697,469   $     69,615   $    617,288   $     54,452
=====================================================================================================




                                                 NINE MONTHS ENDED             NINE MONTHS ENDED
                                                 SEPTEMBER 30, 2005            SEPTEMBER 30, 2004
                                            ---------------------------   ---------------------------
                                                             OPERATING                     OPERATING
                                                              INCOME                        INCOME
(IN THOUSANDS)                                  SALES         (LOSS)          SALES         (LOSS)
=====================================================================================================

    Mill Services Segment                   $    794,778   $     83,500   $    723,445   $     75,056

    Access Services Segment                      585,527         51,486        517,273         31,168

    Gas Technologies Segment                     270,178         10,896        244,964         10,799
-----------------------------------------------------------------------------------------------------
    Segment Totals                             1,650,483        145,882      1,485,682        117,023

    Engineered Products & Services
      ("all other") Category                     383,194         48,183        305,456         33,007

    General Corporate                                 --         (2,672)            --         (1,007)
-----------------------------------------------------------------------------------------------------
    Consolidated Totals                     $  2,033,677   $    191,393   $  1,791,138   $    149,023
=====================================================================================================

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


RECONCILIATION OF SEGMENT OPERATING INCOME TO CONSOLIDATED INCOME
BEFORE INCOME TAXES AND MINORITY INTEREST

                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                    SEPTEMBER 30                  SEPTEMBER 30
                                            ---------------------------   ---------------------------
(IN THOUSANDS)                                  2005           2004           2005           2004
=====================================================================================================
Segment Operating Income                    $     49,130   $     40,848   $    145,882   $    117,023

Engineered Products & Services
  ("all other") Category                          20,872         13,667         48,183         33,007

General Corporate                                   (387)           (63)        (2,672)        (1,007)
-----------------------------------------------------------------------------------------------------

Operating income from continuing operations       69,615         54,452        191,393        149,023

Equity in income (loss) of unconsolidated
entities, net                                        (29)            38             92            210

Interest income                                      879            454          2,024          1,655

Interest expense                                  (9,921)       (10,092)       (30,783)       (30,412)
-----------------------------------------------------------------------------------------------------
Income from continuing operations before
  income taxes and minority interest        $     60,544   $     44,852   $    162,726   $    120,476
=====================================================================================================


E.   ACCOUNTS RECEIVABLE AND INVENTORIES

Accounts receivable are net of an allowance for doubtful accounts of $17.4 million and $19.1 million at September 30, 2005 and December 31, 2004, respectively. The decrease in the allowance for doubtful accounts is due to the write-off of previously reserved accounts receivable and the effects of foreign currency translation. The provision for doubtful accounts was $1.3 million and $1.6 million for the three months ended September 30, 2005 and 2004, respectively, and $4.4 million and $4.2 million for the nine months ended September 30, 2005 and 2004, respectively.

                                                    INVENTORIES
                                            ---------------------------
                                            SEPTEMBER 30   DECEMBER 31
(IN THOUSANDS)                                  2005           2004
=======================================================================
Finished goods                              $     63,121   $     60,554
Work-in-process                                   55,606         37,882
Raw materials and purchased parts                 96,216         91,965
Stores and supplies                               31,679         26,625
-----------------------------------------------------------------------
Total Inventories                           $    246,622   $    217,026
=======================================================================


Inventories increased $29.6 million from December 31, 2004 due to the following factors:

     o Increased work-in-process and raw materials inventories due primarily to customer orders being manufactured at the railway track maintenance services and equipment business, scheduled for delivery principally in the fourth quarter of 2005.

     o Increased finished goods for the Gas Technologies Segment to meet expected demand in the fourth quarter of 2005.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


F.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                            SEPTEMBER 30   DECEMBER 31
(IN THOUSANDS)                                  2005           2004
-----------------------------------------------------------------------
Land and improvements                       $     38,677   $     39,838
Buildings and improvements                       166,126        185,807
Machinery and equipment                        2,049,056      2,027,765
Uncompleted construction                          81,311         45,083
-----------------------------------------------------------------------
Gross property, plant and equipment            2,335,170      2,298,493
Less accumulated depreciation                 (1,385,438)    (1,366,195)
-----------------------------------------------------------------------
Net property, plant and equipment           $    949,732   $    932,298
=======================================================================


G.   GOODWILL AND OTHER INTANGIBLE ASSETS

The following table reflects the changes in carrying amounts of goodwill for the nine months ended September 30, 2005:

                                                                                       GOODWILL
                                                     ----------------------------------------------------------------------------
                                                                                                      ENGINEERED
                                                                                                       PRODUCTS
                                                         MILL           ACCESS            GAS        AND SERVICES
                                                       SERVICES        SERVICES      TECHNOLOGIES    ("ALL OTHER")   CONSOLIDATED
(IN THOUSANDS)                                          SEGMENT         SEGMENT         SEGMENT        CATEGORY         TOTALS
=================================================================================================================================
Balance as of December 31, 2004, net
  of accumulated amortization                        $    220,493    $    167,802    $     36,693    $      8,137    $    433,125

Goodwill acquired during year                                 166              --              --              --             166

Goodwill transferred to held-for-sale                          --          (5,309)             --              --          (5,309)

Foreign currency translation                              (12,724)        (13,185)             --              --         (25,909)

Other                                                          --            (109)             --              --            (109)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AS OF SEPTEMBER 30, 2005,
  NET OF ACCUMULATED AMORTIZATION                    $    207,935    $    149,199    $     36,693    $      8,137    $    401,964
=================================================================================================================================

Goodwill is net of accumulated amortization of $103.8 million and $108.4 million at September 30, 2005 and December 31, 2004, respectively.

Intangible assets, which are included principally in Other assets on the Condensed Consolidated Balance Sheets, totaled $10.7 million, net of accumulated amortization of $11.2 million at September 30, 2005 and $10.9 million, net of accumulated amortization of $10.5 million at December 31, 2004. The following chart reflects these intangible assets by major category.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


                                                     INTANGIBLE ASSETS
                                  ---------------------------------------------------------
                                       SEPTEMBER 30, 2005           DECEMBER 31, 2004
                                  ---------------------------   ---------------------------
                                 GROSS CARRYING   ACCUMULATED  GROSS CARRYING  ACCUMULATED
(IN THOUSANDS)                       AMOUNT      AMORTIZATION      AMOUNT      AMORTIZATION
===========================================================================================
Customer Relationships            $      9,126   $        962   $      7,662   $        609

Non-compete agreements                   5,038          4,308          4,898          4,032

Patents                                  3,871          3,572          4,416          3,757

Other                                    3,880          2,406          4,411          2,087
-------------------------------------------------------------------------------------------
Total                             $     21,915   $     11,248   $     21,387   $     10,485
===========================================================================================

The increase in intangible assets during 2005 is due in part to the Evulca acquisition discussed in Note H, "Acquisitions and Dispositions." As part of this transaction, the Company acquired the following intangible assets (by major class) which are subject to amortization:

ACQUIRED INTANGIBLE ASSETS
------------------------------------------------------------------------------
                                                              WEIGHTED-AVERAGE
                                 GROSS CARRYING    RESIDUAL     AMORTIZATION
(IN THOUSANDS)                       AMOUNT          VALUE         PERIOD
==============================================================================
Customer relationships            $      3,565        None         8 years

Non-compete agreements                     149        None        10 years
                                  ------------
Total                             $      3,714
                                  ============


The above acquisitions were partially offset by the sale of certain intangible assets principally in the Mill Services Segment.

There were no research and development assets acquired and written off in the first nine months of 2005 or 2004.

Amortization expense for intangible assets was $1.4 million and $1.3 million for the nine months ended September 30, 2005 and 2004, respectively. The following chart shows the estimated amortization expense for the next five fiscal years based on the current intangible asset carrying amounts.

(IN THOUSANDS)                     2005      2006      2007      2008      2009
--------------------------------------------------------------------------------
Estimated Amortization Expense   $ 2,000   $ 1,800   $ 1,500   $ 1,200   $   900


H.   ACQUISITIONS AND DISPOSITIONS

ACQUISITIONS
In September 2005, the Company executed an agreement with Sun HB Holdings, LLC whereby the Company will acquire the German-based Hunnebeck Group GmbH (Hunnebeck) for (euro)140 million (approximately $170 million) subject to certain adjustments related to specific balance sheet amounts at closing. The Company will not purchase cash or assume debt. Hunnebeck is a provider of highly engineered formwork and scaffolding equipment with more than 60 branches and depots in 12 countries and export sales worldwide. Hunnebeck's annual revenues of approximately (euro)143 million (approximately $174 million) include approximately 73 percent from Western Europe, including Germany, France, Italy and Scandinavia, with the remainder generated from export sales and emerging markets in Eastern Europe and the Middle East. Completion of the acquisition is subject to the receipt of the necessary regulatory approvals and customary closing conditions. It is expected to close during the fourth quarter of 2005.

In May 2005, the Company's Mill Services Segment acquired Evulca SAS, a France-based company with more than 30 years experience providing conveyor belt management and maintenance services to the steel industry and other industrial

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


clients. The privately-held company recorded 2004 sales in excess of $5 million. The pro forma impact of the above acquisition was not material.

DISPOSITIONS - ASSETS HELD-FOR-SALE AND DISCONTINUED OPERATIONS
In management's ongoing strategic efforts to increase the Company's focus on core industrial services, certain manufacturing operations have been divested. During the third quarter of 2005, certain assets and liabilities related to the Company's Youngman light access manufacturing plant in the U.K. (a component of the Access Services Segment) were classified as "held-for-sale" in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." At September 30, 2005, these assets and liabilities had a net book value of $34.5 million and $15.9 million, respectively. The Youngman unit was sold in October 2005. Additionally, certain long-lived assets of the Gas Technologies Segment were classified as "held-for-sale" during the second quarter of 2005, and have been reported on the Consolidated Balance Sheet as "held-for-sale" at September 30, 2005. These assets had a net book value of $1.0 million at September 30, 2005.

The major classes of assets and liabilities "held-for-sale" included in the Consolidated Balance Sheets are as follows:

                                                 SEPTEMBER 30      DECEMBER 31
(IN THOUSANDS)                                       2005              2004
===============================================================================

ASSETS
Cash and cash equivalents                        $          3      $         --
Accounts receivable, net                               16,033                15
Inventories                                             9,408               133
Other current assets                                      183                23
Property, plant and equipment, net                      5,380               761
Goodwill                                                5,309                --
-------------------------------------------------------------------------------
TOTAL ASSETS "HELD-FOR-SALE"                     $     36,316      $        932
===============================================================================

LIABILITIES
Accounts payable                                 $      9,940      $         24
Accrued compensation                                      690                --
Other current liabilities                               5,315               542
Other liabilities                                          --               125
-------------------------------------------------------------------------------
TOTAL LIABILITIES ASSOCIATED WITH ASSETS
    "HELD-FOR-SALE"                              $     15,945      $        691
===============================================================================


I.   COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL
The Company is involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites. While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company. The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Consolidated Balance Sheets at September 30, 2005 and December 31, 2004 include accruals of $2.5 million and $2.7 million, respectively, for environmental matters. The amounts charged against pre-tax income related to environmental matters totaled $0.8 million and $1.4 million for the first nine months of 2005 and 2004, respectively.

The liability for future remediation costs is evaluated on a quarterly basis. Actual costs incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures. The Company does not expect that any sum it may have to pay in connection with environmental matters in excess of the amounts

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


recorded or disclosed above would have a material adverse effect on its financial position, results of operations or cash flows.

ROYALTY EXPENSE DISPUTE
The Company is involved in a royalty expense dispute with Canada Revenue Agency
(CRA). The CRA is proposing to disallow certain royalty expense deductions claimed by the Company's Canadian subsidiary on its 1994-1998 tax returns. As of September 30, 2005, the maximum assessment from the CRA for the period 1994-1998 is approximately $10.0 million including tax and interest. The Company has filed an administrative appeal and will vigorously contest the disallowance.

The Company currently anticipates that, ultimately, it may have liability for some portion of the assessment in this royalty expense dispute. However, the Company intends to utilize competent authority proceedings in the U.S. to recover a portion of any required tax payment amount. The Company believes that any amount not recovered through these proceedings has been fully reserved as of September 30, 2005, and therefore will not have a material adverse effect on the Company's future results of operations or financial condition. In accordance with Canadian tax law, the Company intends to make a payment to the CRA during the fourth quarter of 2005 of approximately $5.0 million, or one-half of the disputed amount. Payment of that amount will only be made for tax compliance purposes and to reduce potential interest expense on the disputed amount. The payment in no way reflects the Company's acknowledgement as to the validity of the assessed amounts.

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

The Company has not paid any amounts in settlement of these cases, with the exception of three settlements for nominal amounts paid by the Company's insurance carrier. The Company's insurance carrier has also paid all legal costs and expenses to date. The Company has liability insurance coverage available under various primary and excess policies that the Company believes will be available, if necessary, to substantially cover any liability that might ultimately be incurred on these claims.

As of September 30, 2005, there are 31,393 pending asbestos personal injury claims filed against the Company. Of these cases, 26,293 were pending in the New York Supreme Court for New York County in New York State and 4,772 of the cases were pending in state courts of various counties in Mississippi. The other claims, totaling approximately 328, are filed in various counties in a number of state courts, and in certain Federal District Courts, and those complaints assert lesser amounts of damages than the New York cases or do not state any amount claimed.

As of September 30, 2005, the Company has obtained dismissal by stipulation, or summary judgment prior to trial, in all cases that have proceeded to trial. To date, the Company has been dismissed from 11,808 cases.

In view of the persistence of asbestos litigation nationwide, which has not yet been sufficiently addressed either politically or legally, the Company expects to continue to receive additional claims. However, there were developments during the

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

fourth quarter of 2002 that could have a favorable effect for the Company regarding the pending claims and the number of future claims filed in the New York Supreme Court for New York County and in Mississippi state courts after 2002. On December 19, 2002, the New York Supreme Court responsible for managing all asbestos cases pending within New York County issued an Order which created a Deferred or Inactive Docket for all pending and future asbestos claims filed by plaintiffs who cannot demonstrate that they have a malignant condition or discernible physical impairment, and an Active Docket for plaintiffs who are able to show such medical conditions. The Order has been challenged by plaintiffs. Under the Order, the Court is reviewing cases for docketing based on their date of filing, with the older pending cases reviewed first. Cases designated as Active are then assigned to a "FIFO" trial group, which groups are scheduled for trial in the designated months of either February or August. For cases in which there has been a recent death or a diagnosis of cancer, the Court reviews such cases on an expedited basis and, if medically supported, such cases are transferred to an "In Extremis" trial group, which groups are scheduled for trial in the designated months of either May or November. As of September 30, 2005, the Company was listed as a defendant in approximately 258 pending cases in the New York Supreme Court for New York County that have been designated as Active or "In Extremis" and assigned to trial groups. To date, the Company has been dismissed as a defendant prior to trial in all New York cases that have proceeded to trial. The number of these dismissals is currently approximately 1,496.

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

During the third quarter of 2005, the Company continued to obtain case dismissals in Mississippi. These dismissals were in the wake of the Mississippi Supreme Court's decision in the Mangialardi case (in which the court held that consolidation of personal injury claims is impermissible and which restricted out of state residents from bringing asbestos suits in Mississippi). Based on these dismissals, the total number of pending Mississippi cases as of September 30, 2005 is now 4,772. Significantly, however, 2,877 of those cases were filed in, or removed to, the Mississippi federal district court, which is in the process of transferring them to the federal Multidistrict Asbestos Docket in Philadelphia (the "MDL"). In accordance with an order of the MDL court entered several years ago, the transferred cases are deemed "administratively dismissed," subject to being reinstated only when each individual plaintiff can demonstrate both a present physical injury and that asbestos exposure resulted from the products or activities of identifiable defendants. These "administratively dismissed" cases are not included in the dismissal numbers noted in the above paragraphs.

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

Insurance liabilities are recorded in accordance with SFAS 5, "Accounting for Contingencies." Insurance reserves have been estimated based primarily upon actuarial calculations and reflect the undiscounted estimated liabilities for ultimate losses including claims incurred but not reported. Inherent in these estimates are assumptions which are based on the Company's history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends. If actual claims differ from those projected by management, changes (either increases or decreases) to insurance reserves may be required and would be recorded through income in the period the change was determined. When a recognized liability is covered by third-party insurance, the Company records an insurance claim receivable to reflect the covered liability.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


J.   RECONCILIATION OF BASIC AND DILUTED SHARES

                                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                       SEPTEMBER 30                     SEPTEMBER 30
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                      2005            2004             2005            2004
-----------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                               $  40,022       $  30,674        $ 104,888       $  78,511
=============================================================================================================================

Average shares of common stock outstanding used to compute
   basic earnings per common share                                 41,693          41,165           41,603          41,061

Dilutive effect of stock-based compensation                           419             424              443             464
-----------------------------------------------------------------------------------------------------------------------------
Shares used to compute dilutive effect of stock-based
   compensation                                                    42,112          41,589           42,046          41,525
=============================================================================================================================
Basic earnings per common share from continuing operations      $    0.96       $    0.75        $    2.52       $    1.91
=============================================================================================================================
Diluted earnings per common share from continuing
   operations                                                   $    0.95       $    0.74        $    2.49       $    1.89
=============================================================================================================================

All outstanding stock options and restricted stock units were included in the computation of diluted earnings per share at September 30, 2005. Options to purchase 8,000 shares were not included in the computation of diluted earnings per share at September 30, 2004 because the effect was antidilutive.


K.   EMPLOYEE BENEFIT PLANS

                                                                      THREE MONTHS ENDED
                                                                         SEPTEMBER 30
                                                       ------------------------------------------------
DEFINED BENEFIT PENSION EXPENSE (INCOME)                     U. S. PLANS         INTERNATIONAL PLANS
-------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                             2005        2004        2005        2004
-------------------------------------------------------------------------------------------------------
  Service cost                                           $    845    $    652    $  1,757    $  2,113
  Interest cost                                             3,479       3,398       9,679       9,083
  Expected return on plan assets                           (4,778)     (4,490)    (10,674)     (9,649)
  Recognized prior service costs                              192         188         302         301
  Recognized losses                                           904         746       3,006       3,312
  Amortization of transition (asset)                         (364)       (366)         11        (135)
  Settlement loss                                             --          --           10         --
-------------------------------------------------------------------------------------------------------
Defined benefit plans pension expense                    $    278    $    128    $  4,091    $  5,025
=======================================================================================================


                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30
                                                       ------------------------------------------------
DEFINED BENEFIT PENSION EXPENSE (INCOME)                     U. S. PLANS         INTERNATIONAL PLANS
-------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                             2005        2004        2005        2004
-------------------------------------------------------------------------------------------------------

  Service cost                                           $  2,535    $  1,957    $  5,322    $  6,938
  Interest cost                                            10,436      10,194      29,933      27,984
  Expected return on plan assets                          (14,334)    (13,470)    (33,041)    (29,459)
  Recognized prior service costs                              576         565         937         918
  Recognized losses                                         2,713       2,237       9,364       9,966
  Amortization of transition liability (asset)             (1,092)     (1,099)         14        (410)
  Settlement loss                                             --          --           37         --
-------------------------------------------------------------------------------------------------------
Defined benefit plans pension expense                    $    834    $    384    $ 12,566    $ 15,937
=======================================================================================================

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


Defined benefit pension expense in the third quarter and nine months of 2005 decreased $0.8 million and $2.9 million, respectively, from the comparable 2004 periods. This decrease relates primarily to a decline in the Company's SGB Group's U.K. pension expense as a result of plan changes implemented effective January 1, 2004. The decline in 2005 defined benefit pension expense was offset by increased defined contribution and multi-employer plans' pension expense.

Contributions to defined benefit pension plans are as follows:

DEFINED BENEFIT PENSION PLAN CONTRIBUTIONS
----------------------------------------------------------------------------
(IN MILLIONS)                           U. S. PLANS     INTERNATIONAL PLANS
----------------------------------------------------------------------------
First quarter 2005                       $   0.2              $  14.9(a)
Second quarter 2005                          0.2                  4.9
Third quarter 2005                           4.1(b)               4.4
----------------------------------------------------------------------------
  Nine months 2005                           4.5                 24.2
Projected October - December 2005            3.9(c)               4.9
----------------------------------------------------------------------------
Total projected for the year 2005        $   8.4              $  29.1
============================================================================

(a) Includes a $9.4 million voluntary contribution to the Company's SGB Group's U.K. pension plan.
(b) Includes a $3.8 million voluntary contribution to the Company's U.S. pension plans.
(c) Includes a $3.7 million voluntary contribution to the Company's U.S. pension plans.

Contributions to multiemployer pension plans during the third quarter and nine months ended September 30, 2005 were $2.3 million and $9.4 million, respectively.

                                                     THREE MONTHS ENDED
POSTRETIREMENT BENEFITS EXPENSE (INCOME)                SEPTEMBER 30
----------------------------------------------------------------------------
(IN THOUSANDS)                                      2005             2004
----------------------------------------------------------------------------
  Service cost                                    $     1          $     3
  Interest cost                                        48               72
  Recognized prior service costs                        1                8
  Recognized (gains)/losses                            (9)               8
----------------------------------------------------------------------------
Postretirement benefits expense                   $    41          $    91
============================================================================


                                                     NINE MONTHS ENDED
POSTRETIREMENT BENEFITS EXPENSE (INCOME)                SEPTEMBER 30
----------------------------------------------------------------------------
(IN THOUSANDS)                                      2005             2004
----------------------------------------------------------------------------
  Service cost                                    $     5          $     9
  Interest cost                                       151              270
  Recognized prior service costs                        7               24
  Recognized (gains)/losses                           (27)              30
  Curtailment gains                                  (318)          (2,238)
----------------------------------------------------------------------------
Postretirement benefits income                    $  (182)         $(1,905)
============================================================================

The curtailment gains of $0.3 million and $2.2 million for the nine months ended September 30, 2005 and 2004, respectively, were due principally to the termination of certain postretirement health care plans.

In the quarter ended September 30, 2005, the Company contributed $78 thousand to the postretirement plans. For the nine months ended September 30, 2005, the Company contributed $213 thousand to the postretirement plans and anticipates contributing approximately $100 thousand during the remainder of 2005.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


L.   INCOME TAXES

The effective income tax rate relating to continuing operations was 30.8% and 31.6% in the third quarter and first nine months of 2005, respectively. This compares with 27.1% and 29.6% in the third quarter and first nine months of 2004, respectively. These increases in the effective income tax rate in 2005 were primarily the result of the expiration of three tax holidays, including Europe, Asia and the Middle East.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the "Act") into law. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends-received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and complexities, and during the past six months, the Company has been analyzing the previous guidance provided by the U.S. Department of the Treasury and the potential effect of applying the repatriation provision to un-remitted foreign earnings held by its various Controlled Foreign Corporations. The Company expects to finalize its evaluation in the fourth quarter of 2005, and it expects to receive a one-time tax benefit from the Act. The amount of income to be repatriated, and the expected tax benefit have not yet been determined.


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

SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4"
----------------------------------------------------------------------
(SFAS 151)
----------

In November 2004, the FASB issued SFAS 151, which amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing" (ARB 43). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be expensed rather than capitalized as inventory. Additionally, SFAS 151 requires that allocation of fixed production overheads to inventory costs be based upon the normal capacity of the production facility. The provisions of SFAS 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005 (as of January 1, 2006 for the Company) with earlier application permitted. The Company has not yet determined the full impact of SFAS 151; however, it is not expected to materially impact the Company's financial position, results of operations or cash flows. The Company plans to implement SFAS 151 effective January 1, 2006.

SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB
-----------------------------------------------------------------------------
Opinion No. 20 and FASB Statement No. 3" (SFAS 154)
---------------------------------------------------

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


In May 2005, the FASB issued SFAS 154 which replaces APB Opinion No. 20, "Accounting Changes" (APB 20) and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" (SFAS 3). SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle or correction of an error. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on the Company's financial position, results of operations or cash flows. The Company plans to implement SFAS 154 effective January 1, 2006.

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

EXECUTIVE OVERVIEW
The Company's third quarter 2005 revenues were a record $697.5 million. This was an increase of $80.2 million or 13% over the third quarter of 2004. Income from continuing operations was a record $40.0 million compared with $30.7 million in the third quarter of 2004, an increase of 30%. Diluted earnings per share from continuing operations were a record $0.95 compared with $0.74 for the third quarter of 2004, a 28% increase.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


Revenues for the first nine months of 2005 were a record $2.0 billion. This is an increase of $242.5 million or 14% over the first nine months of 2004. Income from continuing operations was a record $104.9 million compared with $78.5 million in the first nine months of 2004, an increase of 34%. Diluted earnings per share from continuing operations were a record $2.49 compared with $1.89 for the first nine months of 2004, a 32% increase.

The third quarter and first nine months of 2005 results were led by strong performances from the Access Services Segment and all businesses in the Engineered Products and Services ("all other") Category. The Mill Services Segment had improved revenues in both the third quarter and first nine months of 2005. For the first nine months of 2005, the Mill Services Segment had improved operating income compared with 2004 despite a decline during the third quarter of 2005 due to increased energy costs and reduced volume at certain customer sites. The Gas Technologies Segment had improved revenues and operating income for both the third quarter and first nine months of 2005.

During the first nine months of 2005, the Company had record net cash provided by operating activities of $232.6 million compared with $165.8 million in the first nine months of 2004. Since the fourth quarter has historically been the Company's highest for cash flows, Management is confident that the stated 2005 strategic objective of generating a record $320 million in cash from operations will be achieved. The Company's cash flows are further discussed in the Liquidity and Capital Resources section.

The record revenue, operating income from continuing operations and diluted earnings per share from continuing operations for both the third quarter and first nine months of 2005 demonstrates the balance and geographic diversity of the Company's operations. The Company's Access Services Segment and Engineered Products and Services ("all other") Category delivered improved results and more than offset the third quarter operating income decline in the Mill Services Segment. This operating balance and geographic diversity provides a hedge against normal changes in economic and industrial cycles.

SEGMENT OVERVIEW
Revenues for the third quarter of 2005 for the Mill Services Segment were $254.9 million compared with $244.9 million in the third quarter of 2004, a 4% increase. Operating income decreased by 7% to $23.1 million, from $25.0 million in the third quarter of 2004. Operating margins for this Segment decreased by 110 basis points to 9.1% from 10.2% in the third quarter last year due to higher energy costs, production cutbacks by certain global steel mill customers, and higher severance costs. In comparison with the first nine months of 2004, this Segment achieved period-over-period revenue growth of $71.3 million or 10%, and accounted for 39% of the Company's revenues and 44% of the operating income for the first nine months of 2005. Despite the decline in third quarter results, operating margins for the first nine months of 2005 still increased by 10 basis points to 10.5% from 10.4% for the first nine months of 2004 due principally to new contracts.

The Access Services Segment's revenues in the third quarter of 2005 were $195.4 million compared with $176.3 million in the third quarter of 2004, an 11% increase. Operating income increased by 55% to $20.9 million, from $13.4 million in the third quarter of 2004. Operating margins for the Segment improved by 310 basis points to 10.7% from 7.6% in the third quarter of last year due to increased rental equipment utilization; better market conditions; improved pricing, particularly in the United States; and a $1.6 million pre-tax gain from the disposal of assets related to the closing of a branch location. In comparison with the first nine months of 2004, this Segment achieved period-over-period revenue growth of $68.3 million or 13%, and accounted for 29% of the Company's revenues and 27% of the operating income for the first nine months of 2005. Improved performance was achieved by both the international and domestic Access Services operations.

The Gas Technologies Segment's revenues in the third quarter of 2005 were $98.0 million compared with $84.4 million in the third quarter of 2004, a 16% increase. Operating income increased by 111% to $5.2 million, from $2.4 million in the third quarter of 2004. The increased revenues in the third quarter of 2005 were led by the propane tank and cryogenics equipment and businesses; however all businesses showed some improvement from the third quarter of 2004. As expected, operating income and margins were positively affected in the quarter by $4.0 million in lower commodity costs, particularly steel, compared with the third quarter of 2004. In comparison with the first nine months of 2004, this Segment achieved period-over-period revenue growth of $25.2 million or 10%, and accounted for 13% of the Company's revenues and 6% of the operating income for the first nine months of 2005.

Four of the five businesses in the Engineered Products and Services ("all other") Category contributed higher revenues, operating income and operating margins in the third quarter of 2005 compared with the third quarter of 2004. The performance included record results from the railway track maintenance services and equipment business, which continued to see strong sales and contracting services activity; the air-cooled heat exchangers business, where improved

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


market conditions have resulted in increased volumes and backlogs; and the boiler and process equipment business, where positive market acceptance of a new product and a better sales mix contributed to improved performance. Additionally, all five of the businesses contributed higher revenues and operating income in the first nine months of 2005 compared with the corresponding 2004 period.

The positive effect of foreign currency translation increased third quarter 2005 consolidated revenues by $4.9 million and pre-tax income by $1.2 million when compared with the third quarter of 2004. For the first nine months of 2005, the positive effect of foreign currency translation increased consolidated revenues by $34.6 million and pre-tax income by $3.7 million when compared with the first nine months of 2004.

OUTLOOK OVERVIEW
The Company's operations span several industries and products as more fully discussed in Part I, Item 1, "Business," of the Company's Form 10-K for the year ended December 31, 2004. On a macro basis, the Company is affected by worldwide steel mill production and capacity utilization; non-residential construction and industrial maintenance activities; industrial production volume; and the general business trend towards the outsourcing of services. The overall outlook for the remainder of 2005 continues to be positive for these business drivers, although worldwide steel mill production (excluding China) in the fourth quarter of 2005 is expected to approximate the fourth quarter of 2004. Also, the Company is currently experiencing increased energy costs that may have a negative effect on operating margins, to the extent these costs cannot be passed to customers.

Both domestic and international Access Services activity remains strong. Additionally, the Company's pending acquisition of Hunnebeck will expand the Company' geographic reach and diversification. Hunnebeck is Europe's third-largest provider of highly engineered construction formwork and scaffolding access equipment services with more than 60 branches and depots in 12 countries. The acquisition is expected to be completed in the fourth quarter of 2005, subject to regulatory approvals.

During the fourth quarter of 2004, the Company's railway track maintenance services and equipment business delivered a record number of units, principally to international customers in China, resulting in record revenues for the business. During 2005, this business' shipments have been more evenly distributed throughout the year. Therefore, on a comparative basis, results for the fourth quarter of 2005 for this business are expected to be lower than the record levels attained in the fourth quarter of 2004.

Company Management believes that the Company's record third quarter and first nine months of 2005 revenues (nine months increased 14% from 2004) and earnings per share (nine months increased 32% from 2004); the stable or improved market conditions for most of the Company's services and products; and the significant investments made in growth-related capital expenditures provide a solid base for achieving the Company's stated objective of double-digit growth in diluted earnings per share from continuing operations in 2005.

-------------------------------------------------------------------------------------------
                                               REVENUES BY REGION
-------------------------------------------------------------------------------------------
                             TOTAL REVENUES
                           THREE MONTHS ENDED                PERCENTAGE GROWTH FROM
                              SEPTEMBER 30                        2004 TO 2005
(DOLLARS IN MILLIONS)     2005            2004        VOLUME        CURRENCY        TOTAL
-------------------------------------------------------------------------------------------
U.S.                    $  298.6        $  252.7       18.2%          0.0%          18.2%
Europe                     274.9           252.3       10.0          (1.0)           9.0
Latin America               37.5            32.2        2.2          14.3           16.5
Asia-Pacific                34.1            31.1        5.3           4.3            9.6
Middle East                 24.2            19.1       25.2           1.5           26.7
Other                       28.2            29.9       (9.5)          3.8           (5.7)
-------------------------------------------------------------------------------------------
Total                   $  697.5        $  617.3       12.2%          0.8%          13.0%
===========================================================================================

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

-------------------------------------------------------------------------------------------
                                               REVENUES BY REGION
-------------------------------------------------------------------------------------------
                             TOTAL REVENUES
                            NINE MONTHS ENDED                PERCENTAGE GROWTH FROM
                              SEPTEMBER 30                        2004 TO 2005
(DOLLARS IN MILLIONS)     2005            2004        VOLUME        CURRENCY        TOTAL
-------------------------------------------------------------------------------------------
U.S.                    $  828.4        $  737.7       12.3%          0.0%          12.3%
Europe                     831.5           741.0       10.1           2.1           12.2
Latin America              111.0            88.0       15.1          11.0           26.1
Asia-Pacific               102.0            87.5       12.5           4.1           16.6
Middle East                 70.5            51.6       35.1           1.5           36.6
Other                       90.3            85.3        0.1           5.8            5.9
-------------------------------------------------------------------------------------------
Total                   $2,033.7        $1,791.1       11.6%          1.9%          13.5%
===========================================================================================

2005 HIGHLIGHTS
The following significant items affected the Company overall during the third quarter and first nine months of 2005 in comparison with the third quarter and first nine months of 2004, respectively:

Company Wide:
-------------
o Strong worldwide economic activity benefited the Company's Mill Services Segment for the first nine months (particularly the first and second quarters) and also benefited a number of the Company's other products and services. This included increased international demand for railway track maintenance services and equipment; access equipment sales and rentals especially in the U.S., Middle East and Europe; cryogenics equipment; industrial cylinders; industrial grating products; roofing granules and abrasives; and air-cooled heat exchangers.
o The effective income tax rate relating to continuing operations increased from 27.1% and 29.6% in the third quarter and first nine months of 2004, respectively, to 30.8% and 31.6% in the third quarter and first nine months of 2005, respectively. This resulted in approximately $2.2 million and $3.2 million in higher income tax expense for the third quarter and first nine months of 2005, respectively. This is more fully discussed under Part I,
     Item 1, Footnote L, labeled "Income Taxes."

MILL SERVICES SEGMENT:
----------------------
                                   THREE MONTHS            NINE MONTHS
                                ENDED SEPTEMBER 30      ENDED SEPTEMBER 30
----------------------------------------------------------------------------
(DOLLARS IN MILLIONS)            2005        2004        2005        2004
----------------------------------------------------------------------------
Revenues                      $  254.9    $  244.9    $  794.8    $  723.4
Operating income                  23.1        25.0        83.5        75.1
Operating margin percent           9.1%       10.2%       10.5%       10.4%
============================================================================


                                                 THREE MONTHS   NINE MONTHS
MILL SERVICES SEGMENT - SIGNIFICANT                 ENDED          ENDED
IMPACTS ON REVENUES                              SEPTEMBER 30   SEPTEMBER 30
----------------------------------------------------------------------------
(IN MILLIONS)
----------------------------------------------------------------------------
Revenues - 2004                                    $  244.9       $  723.4
Increased volume and new business                       2.6           42.4
Benefit of positive foreign currency translation        5.6           25.8
Acquisitions - (principally Evulca SAS in France)       1.6            2.4
Other                                                   0.2            0.8
----------------------------------------------------------------------------
Revenues - 2005                                    $  254.9       $  794.8
============================================================================

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


MILL SERVICES SEGMENT - SIGNIFICANT IMPACTS ON OPERATING INCOME FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH THE SAME 2004 PERIODS:

o In the third quarter of 2005, operating income decreased by $1.9 million, and operating margins decreased 110 basis points to 9.1%, as a result of higher energy costs, production cutbacks by global steel mill customers, and higher severance costs. However, operating income for the first nine months of 2005 increased by $8.4 million as a result of increased pricing for certain contracts and new business, particularly in Europe and Brazil, partially offset by increased operating costs (as noted below) and reduced volume in South Africa and in North America during the second and third quarters of 2005.
o Compared with the third quarter and first nine months of 2004, the Segment's operating income in the third quarter and first nine months of 2005 was negatively impacted by increased fuel and energy-related costs of approximately $3 million and $11 million, respectively.
o The benefit of positive foreign currency translation in the third quarter and first nine months of 2005 resulted in increased operating income of $0.9 million and $2.7 million, respectively, compared with the corresponding 2004 periods.
o The Segment's operating income for the first nine months of 2005 was positively affected by $2.1 million in pre-tax income due to a net gain on the disposal of assets related to exiting an underperforming contract, partially offset by reorganization costs. This compares with $1.3 million in pre-tax expense in the first nine months of 2004.
o Selling, general and administrative costs increased $1.2 million and $6.1 million for the third quarter and first nine months of 2005, respectively (including approximately $0.4 million and $1.7 million related to foreign currency translation in the third quarter and first nine months of 2005, respectively). These increases related primarily to increased compensation costs.

ACCESS SERVICES SEGMENT:
------------------------

                                                    THREE MONTHS          NINE MONTHS
                                                 ENDED SEPTEMBER 30    ENDED SEPTEMBER 30
------------------------------------------------------------------------------------------
(IN MILLIONS)                                      2005       2004       2005       2004
------------------------------------------------------------------------------------------
Revenues                                         $ 195.4    $ 176.3    $ 585.5    $ 517.3
Operating income                                    20.9       13.4       51.5       31.2
Operating margin percent                            10.7%       7.6%       8.8%      6.0%
==========================================================================================

                                                             THREE MONTHS    NINE MONTHS
ACCESS SERVICES SEGMENT - SIGNIFICANT                           ENDED           ENDED
IMPACTS ON REVENUES                                          SEPTEMBER 30    SEPTEMBER 30
------------------------------------------------------------------------------------------
(IN MILLIONS)
------------------------------------------------------------------------------------------
Revenues - 2004                                                $  176.3        $  517.3
Net increased volume, mainly in the Middle East and U.S.           20.1            56.8
Effect of (negative)/positive foreign currency translation         (1.0)            7.5
Acquisitions (principally SGB Raffia in Australia)                  --              3.5
Other                                                               --              0.4
------------------------------------------------------------------------------------------
Revenues - 2005                                                $  195.4        $  585.5
==========================================================================================

ACCESS SERVICES SEGMENT - SIGNIFICANT IMPACTS ON OPERATING INCOME FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH THE SAME 2004 PERIODS:

o In the third quarter and first nine months of 2005, the Segment's operating income and operating margins were positively affected by the performance of the concrete forming rental business, particularly in the Middle East and the U.K. (first six months only), as well as increased equipment rentals, product sales and erection and dismantling services revenue in North America.
o Lower pension expense in the third quarter and first nine months of 2005 increased operating income by approximately $0.9 million and $3.1 million, respectively, when compared with the respective 2004 periods.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


o During the third quarter and first nine months of 2005, the international Access Services business continued to grow outside the U.K., principally in the Middle East, due to certain on-going large projects. During the first nine months of 2005, the international operations outside of the U.K. had approximately $201 million in revenues and $28 million in operating income. This compares with $154 million in revenues and $20 million in operating income for the first nine months of 2004.
o In the first nine months of 2005, there was a continued strengthening in the U.S. non-residential construction markets that started in the latter half of 2004. During the third quarter of 2005, the value of equipment on customer job sites reached an all-time high. This had a positive effect on volume (particularly erection and dismantling services revenue and equipment rental) which caused overall margins in the U.S. to improve. Equipment rentals, particularly in the construction sector, provide the highest margins for this Segment.
o Foreign currency translation in the third quarter and first nine months of 2005 resulted in increased operating income of $0.2 million and $1.1 million, respectively, compared with the corresponding 2004 periods.
o On a comparative basis, operating income in the first nine months of 2005 was positively affected by a $1.6 million pre-tax gain from the disposal of assets related to the closing of a branch location. This was mostly offset by the impact of $1.3 million in pre-tax income from the termination of a post-retirement benefit during the first nine months of 2004 that was not repeated in 2005.

GAS TECHNOLOGIES SEGMENT:
-------------------------

                                                           THREE MONTHS             NINE MONTHS
                                                        ENDED SEPTEMBER 30      ENDED SEPTEMBER 30
---------------------------------------------------------------------------------------------------
(IN MILLIONS)                                            2005       2004         2005       2004
---------------------------------------------------------------------------------------------------
Revenues                                               $  98.0    $  84.4      $ 270.2    $ 245.0
Operating income                                           5.2        2.4         10.9       10.8
Operating margin percent                                   5.3%       2.9%         4.0%       4.4%
===================================================================================================

                                                                     THREE MONTHS     NINE MONTHS
GAS TECHNOLOGIES SEGMENT - SIGNIFICANT                                  ENDED            ENDED
IMPACTS ON REVENUES                                                  SEPTEMBER 30     SEPTEMBER 30
---------------------------------------------------------------------------------------------------
(IN MILLIONS)
---------------------------------------------------------------------------------------------------
Revenues - 2004                                                        $   84.4         $  245.0
Increased demand for cryogenics equipment and industrial cylinders          3.9             21.2
Increased demand for composite-wrapped cylinders and certain valves         3.8              6.0
Benefit of positive foreign currency translation                            0.1              0.5
Increased/(decreased) sales of propane tanks (due to customers
accelerating purchases in 2004 to avoid price increases)                    5.8             (2.3)
Other                                                                       --              (0.2)
---------------------------------------------------------------------------------------------------
Revenues - 2005                                                        $   98.0         $  270.2
===================================================================================================

GAS TECHNOLOGIES SEGMENT - SIGNIFICANT IMPACTS ON OPERATING INCOME FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH THE SAME 2004 PERIODS:

o Operating income increased in the third quarter and first nine months of 2005 compared with the same periods of 2004, due mainly to decreased commodity costs, particularly steel.
o As expected, the propane business had increased revenues and operating income in the third quarter although both revenue and operating income decreased in the first nine months of 2005 when compared with the same 2004 periods. As indicated last year, there was increased demand for propane tanks in the first nine months of 2004 driven by customers accelerating purchases in anticipation of future price increases due to higher steel prices.
o Increased costs and product mix in the valves business negatively impacted operating income in the first nine months of 2005 compared with the same period of 2004. A strategic action plan is being implemented to improve the results of the valves business. This plan is further discussed in the Outlook, Trends and Strategies section.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


o The international businesses, in both Asia and Europe, contributed significantly to the increased performance of the cryogenics business during the first nine months of 2005 compared with the first nine months of 2004.
o Higher operating income for industrial cylinders was due to increased demand and selling price increases.
o Foreign currency translation in the first nine months of 2005 did not have a material impact on operating income for this Segment compared with the first nine months of 2004.

ENGINEERED PRODUCTS AND SERVICES ("ALL OTHER") CATEGORY:
--------------------------------------------------------

                                                                   THREE MONTHS            NINE MONTHS
                                                                ENDED SEPTEMBER 30      ENDED SEPTEMBER 30
------------------------------------------------------------------------------------------------------------
(IN MILLIONS)                                                    2005        2004        2005        2004
------------------------------------------------------------------------------------------------------------
Revenues                                                       $ 149.2     $ 111.6     $ 383.2     $ 305.5
Operating income                                                  20.9        13.7        48.2        33.0
Operating margin percent                                          14.0%       12.2%       12.6%       10.8%
============================================================================================================


ENGINEERED PRODUCTS & SERVICES ("ALL OTHER") CATEGORY -            THREE MONTHS            NINE MONTHS
SIGNIFICANT IMPACTS ON REVENUES                                 ENDED SEPTEMBER 30      ENDED SEPTEMBER 30
------------------------------------------------------------------------------------------------------------
(IN MILLIONS)
------------------------------------------------------------------------------------------------------------
Revenues - 2004                                                      $ 111.6                 $ 305.5
Railway track maintenance services and equipment                        24.7                    41.6
Air-cooled heat exchangers                                               9.7                    24.4
Industrial grating products                                              1.5                     7.8
Boiler and process equipment                                             1.7                     2.8
Benefit of positive foreign currency translation                         0.2                     0.8
Roofing granules and abrasives                                          (0.3)                    0.2
Rounding                                                                 0.1                     0.1
------------------------------------------------------------------------------------------------------------
Revenues - 2005                                                      $ 149.2                 $ 383.2
============================================================================================================

ENGINEERED PRODUCTS AND SERVICES ("ALL OTHER") CATEGORY - SIGNIFICANT IMPACTS ON OPERATING INCOME FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH THE SAME 2004 PERIODS:

o Higher operating income in the first nine months of 2005 (including a record third quarter) for the railway track maintenance services and equipment business was due principally to increased rail equipment sales (principally to international customers), international contract services and repair parts sales in the U.S. This was partially offset by increased engineering and selling, general and administrative expenses.
o Operating income for the air-cooled heat exchangers business improved in the third quarter and first nine months of 2005 due to increased volume resulting from an improved natural gas market.
o Increased third quarter and first nine months of 2005 operating income for the industrial grating products business was due principally to higher selling prices and an improved product mix.
o The boiler and process equipment business delivered improved third quarter and first nine months 2005 results due to improved pricing and improved revenues from the new-generation Mach boilers.
o Strong demand for roofing granules and abrasives again resulted in sustained levels of profitable results for that business in the first nine months of 2005, consistent with prior periods. This is despite difficulty throughout the third quarter of 2005 in obtaining rail cars to deliver its products, and to a lesser extent higher energy costs.
o Foreign currency translation in the first nine months of 2005 did not have a material impact on operating income for this Segment compared with the first nine months of 2004.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


OUTLOOK, TRENDS AND STRATEGIES
Looking to the remainder of 2005 and beyond, the following significant items, trends and strategies are expected to affect the Company:

Company Wide:
-------------
o The Company will continue its focus on expanding the higher-margin industrial services businesses, with a particular emphasis on growing the Mill Services Segment, Access Services Segment and railway services through the provision of additional services to existing customers, new contracts in both mature and emerging markets and strategic acquisitions such as the previously announced Hunnebeck Access Services acquisition.
o The continued growth of the Chinese steel industry could impact the Company in several ways. Increased steel mill production in China may provide additional service opportunities for the Mill Services Segment. However, increased Chinese steel exports could result in lower steel production in other parts of the world affecting the Company's customer base. Additionally, although certain commodity costs (e.g., steel) have stabilized in the first nine months of 2005, continued increased Chinese economic activity may result in increased commodity costs in the future, which may adversely affect the Company's manufacturing businesses. The potential impact of these risks are currently unknown.
o Fuel and energy costs have increased approximately $13 million for the first nine months of 2005 compared with the same period of 2004. Should these costs continue to rise, the Company's operating costs would further increase and profitability would decline to the extent that such costs cannot be passed to customers.
o Foreign currency translation has had a favorable effect on the Company's sales and income during the first nine months of 2005. This is due to the average foreign exchange rate for the euro and the British pound sterling being 3% and 1% higher, respectively, during the first nine months of 2005 when compared with the first nine months of 2004. In comparison with December 31, 2004, the euro and British pound sterling have weakened 13% and 9%, respectively, in relation to the U.S. dollar. Should the U.S. dollar continue to strengthen, particularly in relationship to the euro or British pound sterling, the impact on the Company would generally be negative in terms of reduced sales and income.
o The Company will continue to focus on improving Economic Value Added (EVA(R)). Under this program, the Company evaluates strategic investments based upon the investment's economic profit. EVA equals after-tax operating profits less a charge for the use of the capital employed to create those profits (only the service cost portion of defined benefit pension expense is included for EVA purposes). Therefore, value is created when a project or initiative produces a return above the cost of capital.
o A record $320 million in net cash provided by operating activities has been targeted for 2005 and will likely be achieved. This is supported by record net cash provided by operating activities of $232.6 million in the first nine months of 2005 combined with fourth quarter cash flows that are traditionally the Company's strongest quarter of the year (see chart in Part I, Item 3. "Quantitative and Qualitative Disclosures About Market Risk."
o Controllable cost reductions and continuous process improvement initiatives across the Company should further enhance margins for most businesses. This includes improved supply chain management and additional outsourcing in the manufacturing businesses.
o Total pension expense (defined benefit, defined contribution and multi-employer) for 2005 is expected to approximate 2004. Global defined benefit pension plan expense for 2006 is expected to approximate 2005. In the U.K., pension expense is expected to decline in 2006 due to the significant level (approximately $20 million in the past 12 months) of voluntary cash contributions to the defined benefit pension plan. This will be partially offset by increased expense due to the effects of changes in actuarial assumptions in the global pension plans required by SFAS No. 87, "Employers' Accounting for Pensions." Domestically, the twenty-year amortization of the transition asset (from the initial implementation of SFAS No. 87 in 1986) will cease during 2006. This is projected to increase pension expense approximately $1.3 million when compared with 2005. The full impact of these anticipated changes will not be known until the latter half of the fourth quarter of 2005. For additional information on the Company's defined benefit pension plans see Part I, Item 1, Footnote K labeled "Employee Benefit Plans" and Part I, Item 3, "Quantitative and Qualitative Disclosures About Market Risk."
o Changes in worldwide interest rates should not significantly affect the Company's overall interest expense. Approximately 84% of the Company's current borrowings are at fixed interest rates, principally in British pounds sterling or U.S. dollars. Additionally, most of the Company's borrowings are long-term in nature and do not mature until 2010 or later. Should the Company require significant additional borrowings to finance growth-related acquisitions, they would be at the prevailing market interest rates which may be higher than the Company is currently paying under its commercial paper programs.
o On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the "Act") into law. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends-received deduction for certain dividends from controlled foreign corporations. The deduction is

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


     subject to a number of limitations and complexities, and during the past six months, the Company has been analyzing the previous guidance provided by the U.S. Department of the Treasury and the potential effect of applying the repatriation provision to un-remitted foreign earnings held by its various Controlled Foreign Corporations. The Company expects to finalize its evaluation in the fourth quarter of 2005, and it expects to receive a one-time tax benefit from the Act. The amount of income to be repatriated, and the expected tax benefit have not yet been determined.
o In the fourth quarter of 2005, the effective income tax rate for continuing operations is expected to be 33.4%, before the effect of any discrete items. This compares with an effective tax rate of 26.4% in the fourth quarter of 2004. However, as indicated in the prior paragraph, a one-time tax benefit from the American Jobs Creation Act of 2004 is expected in the fourth quarter of 2005. Overall, net of the one-time benefit, the effective income tax rate is expected to be higher in the fourth quarter of 2005 compared with 2004.

Mill Services Segment:
----------------------
o According to the International Iron and Steel Institute (IISI), global steel production (excluding China) for the first nine months of 2005 was slightly below the first nine months of 2004. To maintain pricing levels, a more disciplined steel industry has been adjusting production levels to bring inventories in-line with current demand. Based on these demand changes, during the fourth quarter of 2005, the Company expects global steel production to approximate the production of the fourth quarter of 2004.
o The Mill Services Segment's fourth quarter 2005 results are expected to approximate the fourth quarter of 2004. This is principally a result of production volume decreases in certain counties (i.e., the U.S., South Africa, Spain, etc.) and higher energy costs, mostly offset by the benefit of new contracts. A gradual increase in volume is expected to occur as the fourth quarter progresses and should continue into 2006.
o The effect of foreign currency translation for the remainder of 2005 is unknown.
o The increased energy-related costs this Segment experienced during the first nine months of 2005 are expected to persist through the rest of the year and into 2006. However, given the volatility of such costs, the effect cannot be quantified.
o A merger during April 2005 of two of the Company's larger customers has created the world's largest steel company. The risk remains that certain Mill Services customers may be acquired or consolidate in the future, which could have an adverse impact on the Company's income and cash flows. Conversely, such consolidation may provide additional service opportunities for the Company.

Access Services Segment:
------------------------

o Both the international and domestic Access Services businesses are expected to show continued improvement during 2005 and into 2006.
o Nonresidential construction activity at the Company's international operations, particularly in the Middle East, remains strong. However, looking towards 2006, certain large projects in the Middle East are expected to be completed. This potential decrease is expected to be offset by increased activity in other markets.
o U.S. non-residential construction activity continued to improve in the first nine months of 2005 and the overall market outlook remains positive. Various industry sources are currently forecasting significant growth for U.S. non-residential construction during 2005 which should continue into 2006.
o The domestic Access Services business is expected to benefit from increased non-residential construction activity as a result of recent hurricanes; however, the projected benefit cannot be quantified at this time.
o The effect of foreign currency translation for the remainder of 2005 is unknown.

Gas Technologies Segment:
-------------------------
o Although cost inflation for steel and certain commodities started to moderate in the second and third quarters of 2005, worldwide supply and demand for steel and the availability of carbon fiber used to manufacture filament-wound composite cylinders could have adverse effects on future raw material costs and this Segment's ability to obtain the necessary raw materials. Nonetheless, this Segment is expected to benefit from overall lower commodity costs during the fourth quarter of 2005 in comparison with the fourth quarter of 2004.
o Weak market conditions and increased costs have impacted the valves business during the first nine months of 2005. A comprehensive strategic plan has been developed and is currently being executed to mitigate these conditions. They include the following: a new senior management team; development and marketing of new products; focus on an expanded international customer base; consolidating certain manufacturing process; process improvements within the manufacturing operations including outsourcing; and optimization of the organizational structure of the business. If the conditions encountered during 2004 and the first nine months of 2005 persist, despite execution of the strategic action plan, the valuation of this business could be negatively impacted.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


o Despite a decline in the first nine months of 2005, the propane business is expected to perform well for 2005 as a whole, as it returns to its more normal business cycle.

Engineered Products and Services ("all other") Category:
--------------------------------------------------------
o International demand for the railway track maintenance services and equipment business' products and services has been strong and is expected to remain so. However, on a comparative basis, results for the fourth quarter of 2005 are expected to be lower than the record levels attained by this business in the fourth quarter of 2004.
o Process improvements, new technologies and improved manufacturing efficiencies are expected to assist in continuing to improve margins of the railway track maintenance services and equipment business on a long-term basis.
o The industrial grating business is expected to sustain its continued levels of increased profitability for 2005. Additionally, this business is expected to benefit from increased non-residential construction activity as a result of recent hurricanes; however, the projected benefit cannot be quantified at this time.
o Although cost inflation for steel and certain commodities has started to moderate in 2005, worldwide supply and demand for steel could have an adverse effect on raw material costs and the ability to obtain the necessary raw materials for most businesses in this Category.
o Consistent, sustained profitable results are expected from the roofing granules and abrasives business, although increased energy costs could impact margins.
o Due to an improving natural gas market, demand for air-cooled heat exchangers is expected to remain strong for the balance of the 2005 and stable into 2006.


RESULTS OF OPERATIONS

----------------------------------------------------------------------------------------------------------
                                                         THREE MONTHS                   NINE MONTHS
(DOLLARS ARE IN MILLIONS, EXCEPT                      ENDED SEPTEMBER 30            ENDED SEPTEMBER 30
 PER SHARE AND PERCENTAGES)                           2005          2004            2005          2004
----------------------------------------------------------------------------------------------------------
Revenues from continuing operations                $  697.5       $  617.3       $ 2,033.7     $ 1,791.1
Cost of services and products sold                    532.6          470.7         1,552.6       1,367.6
Selling, general and administrative expenses           95.1           90.6           287.3         268.1
Other (income) expenses                                (0.5)           0.9             0.3           4.5
Operating income from continuing operations            69.6           54.5           191.4         149.0
Interest expense                                        9.9           10.1            30.8          30.4
Income tax expense from continuing operations          18.6           12.1            51.4          35.6
Income from continuing operations                      40.0           30.7           104.9          78.5
Income/(loss) from discontinued operations              --             7.9            (0.1)          7.7
Net income                                             40.0           38.6           104.8          86.2
Diluted earnings per common share                       0.95           0.93            2.49          2.08
Consolidated effective income tax rate                 30.8%          29.0%           31.6%         30.1%
----------------------------------------------------------------------------------------------------------

COMPARATIVE ANALYSIS OF CONSOLIDATED RESULTS

REVENUES
Revenues for the third quarter of 2005 increased $80.2 million or 13% from the third quarter of 2004, to a record level. Revenues for the first nine months of 2005 increased $242.5 million or 14% from the first nine months of 2004, to a record level for the first nine months of a year. These increases were attributable to the following significant items:

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


CHANGES IN REVENUES - 2005 VS. 2004                                                       THIRD QUARTER       NINE MONTHS
------------------------------------------------------------------------------------------------------------------------------
(IN MILLIONS)
------------------------------------------------------------------------------------------------------------------------------
Net increased revenues in the Access Services Segment due principally to the strength        $   20.1           $   57.2
     of the international business, particularly in the Middle East and
     Europe, and improving markets in North America.
Net increased volume, new contracts and sales price changes in the Mill Services                  2.8               43.2
     Segment.
Net increased revenues in the railway track maintenance services and equipment                   24.7               41.6
     business due principally to increased rail equipment sales (primarily to international customers), contract services and repair part sales.
Effect of positive foreign currency translation.                                                  4.9               34.6
Net increased revenues in the Gas Technologies Segment due principally to improved               13.5               24.7
     market conditions for industrial cylinders, cryogenics equipment and composite-wrapped cylinders. For the third quarter of 2005, propane tank sales increased due to lower than normal seasonal demand in the third quarter of 2004. However, for the first nine months of 2005, propane tank sales decreased in comparison with the first nine months of 2004. This was due to customers accelerating purchases in 2004 to avoid anticipated price increases due to commodity cost inflation.
Increased revenues of the air-cooled heat exchangers business due to improving natural            9.7               24.4
     gas markets.
Increased revenues of the industrial grating products business due principally to                 1.5                7.8
     strong demand resulting in increased volume and increased prices.
Net effect of business acquisitions in the Mill Services Segment $1.6 million/$2.4                1.6                5.9
     million (quarter and nine months) and the Access Services Segment $3.5 million
     (nine months only).
Other (minor changes across the various units not already mentioned).                             1.4                3.1
------------------------------------------------------------------------------------------------------------------------------
Total Change in Revenues - 2005 vs. 2004                                                     $   80.2           $  242.5
==============================================================================================================================

COST OF SERVICES AND PRODUCTS SOLD
Cost of services and products sold for the third quarter of 2005 increased $61.9 million, or 13%, from the third quarter of 2004, in line with the 13% increase in revenues. Cost of services and products sold for the first nine months of 2005 increased $185.0 million, or 14%, from the first nine months of 2004, in line with the 14% increase in revenues. These increases were attributable to the following significant items:

CHANGES IN COST OF SERVICES AND PRODUCTS SOLD - 2005 VS. 2004                             THIRD QUARTER       NINE MONTHS
------------------------------------------------------------------------------------------------------------------------------
(IN MILLIONS)
------------------------------------------------------------------------------------------------------------------------------
Increased costs due to increased revenues (exclusive of the effect of foreign currency       $   55.5           $  153.7
     translation and business acquisitions) including the effect of increased commodity costs and energy-related cost increases in excess of approximately $4 million and $12 million for the third quarter and first nine months, respectively.
Effect of foreign currency translation.                                                           4.3               27.1
Effect of business acquisitions in the Mill Services (third quarter and nine months)              1.1                4.8
     and Access Services Segments (nine months only).
Other (due to product mix and minor changes across the various units not already                  1.0               (0.6)
     mentioned).
------------------------------------------------------------------------------------------------------------------------------
Total Change in Cost of Services and Products Sold - 2005 vs. 2004                           $   61.9           $  185.0
==============================================================================================================================

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative (SG&A) expenses for the third quarter of 2005 increased $4.5 million or 5% from the third quarter of 2004, a lower rate than the 13% increase in revenues. SG&A expenses for the first nine months of 2005 increased $19.3 million or 7% from the first nine months of 2004, a lower rate than the 14% increase in revenues. These lower relative percentage increases in SG&A expenses as compared with revenues were due to stringent cost controls, process improvements and reorganization actions. Additionally, a significant portion of the general and administrative costs are relatively fixed and would not normally change in direct proportion to increases or decreases in revenues. The absolute dollar increase in SG&A expenses were attributable to the following significant items:

CHANGES IN SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - 2005 VS. 2004                   THIRD QUARTER       NINE MONTHS
------------------------------------------------------------------------------------------------------------------------------
(IN MILLIONS)
------------------------------------------------------------------------------------------------------------------------------
Increased compensation expense due to salary increases, increased headcount, increased       $    1.9           $    4.8
     payroll taxes and employee incentive plan increases due to improved performance, partially offset by decreased defined benefit pension expense.
Effect of foreign currency translation.                                                           0.1                3.9
Increased commissions expense.                                                                    1.7                2.9
Increased costs on a comparative basis due to income generated by the termination of               --                2.1
     postretirement benefit plans in 2004 that were not repeated in 2005.
Effect of business acquisitions - principally SGB Raffia in Australia.                            0.1                1.4
Increased travel expenses.                                                                        0.2                1.2
Other (including increased energy-related costs).                                                 0.5                3.0
------------------------------------------------------------------------------------------------------------------------------
Total Change in Selling, General and Administrative
     Expenses - 2005 vs. 2004                                                                $    4.5           $   19.3
==============================================================================================================================

OTHER (INCOME) EXPENSES
This income statement classification includes impaired asset write-downs, employee termination benefit costs and costs to exit activities, offset by net gains on the disposal of non-core assets. During the first nine months of 2005, the Company continued its strategy to streamline operations. This strategy included the sale of certain assets related to exiting an underperforming Mill Services contract; the sale of certain assets in the Access Services Segment; and, where appropriate, headcount reductions in both administrative and operating positions. These actions resulted in net Other (income)/expense of $(0.5) million and $0.3 million in the third quarter and first nine months of 2005, respectively, compared with net Other expense of $0.9 million and $4.5 million in the comparable 2004 periods. These changes were attributable to the following significant items:

CHANGES IN OTHER (INCOME) EXPENSES - 2005 VS. 2004                                        THIRD QUARTER       NINE MONTHS
------------------------------------------------------------------------------------------------------------------------------
(IN MILLIONS)
------------------------------------------------------------------------------------------------------------------------------
Net increase in gains on disposals of assets.                                                $   (2.0)          $   (5.9)
Increase in employee termination benefit costs.                                                   0.5                1.5
Increase in other expenses due principally to costs associated with reorganization                0.1                0.3
     initiatives.
------------------------------------------------------------------------------------------------------------------------------
Total Change in Other (Income) Expenses - 2005 vs. 2004                                      $   (1.4)          $   (4.1)
==============================================================================================================================

INCOME TAX EXPENSE FROM CONTINUING OPERATIONS
The increase in income tax expense from continuing operations for the third quarter and first nine months of 2005 of $6.5 million or 53% and $15.8 million or 44%, respectively, was primarily due to increased earnings from continuing operations for the reasons mentioned above. There was also an increase in the effective income tax rate relating to continuing operations from 27.1% and 29.6% in the third quarter and first nine months of 2004, respectively, to 30.8% and 31.6% in the third quarter and first nine months of 2005, respectively. The increase in the effective income tax rate in 2005 was primarily the result of the expiration of three tax holidays in Europe, Asia and the Middle East.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


INCOME FROM CONTINUING OPERATION
Income from continuing operations was a record $40.0 million and a record $104.9 million in the third quarter and first nine months of 2005, respectively. These were increases of 30% and 34% from the respective 2004 periods. These records resulted from improved third quarter performance from principally the Access Services Segment, the railway track maintenance services and equipment business, the Gas Technologies Segment, air-cooled heat exchangers and industrial grating products. On a year-to-year basis, improved performance resulted primarily from the Access Services Segment, the railway track maintenance services and equipment business, the Mill Services Segment, air-cooled heat exchangers and industrial grating products. Increased gains on the disposal of assets also affected results, as more fully described in the sections above. These improvements were partially offset by an increased effective income tax rate in both the third quarter and first nine months of 2005.

INCOME/(LOSS) FROM DISCONTINUED OPERATIONS
The decrease in income from discontinued operations in both the third quarter and first nine months of 2005 related to the recording of $12.5 million pre-tax of the $12.6 million pre-tax settlement with the U.S. Government regarding the long-standing Federal Excise Tax (FET) dispute during the third quarter of 2004. The Company received payment of the settlement during the fourth quarter of 2004. For additional information on the FET settlement, see Note 10, "Commitments and Contingencies," to the Company's Form 10-K for the year ended December 31, 2004.

NET INCOME AND EARNINGS PER SHARE
Net income of $40.0 million and diluted earnings per share of $0.95 in the third quarter of 2005 exceeded the third quarter of 2004 by $1.4 million and $0.02, respectively. Net income of $104.8 million and diluted earnings per share of $2.49 in the first nine months of 2005 exceeded the first nine months of 2004 by $18.6 million and $0.41, respectively. These increases resulted from strong demand for most of the Company's services and products resulting in increased revenues, as well as from stringent cost controls and process improvements that contained selling, general and administrative expenses growth to a level below revenue growth, partially offset by an increased effective income tax rate. This was partially offset by decreased income from discontinued operations in 2005 for the reasons mentioned in the previous paragraph.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW
Building on 2004's record cash provided by operations of $270.5 million, the Company continued that momentum by achieving a record $232.6 million in operating cash in the first nine months of 2005, 40% higher than the first nine months of 2004. That significant source of cash in 2005 has enabled the Company to invest $209.2 million in capital expenditures (over one-half of which were for revenue-growth projects) and $7.0 million in strategic acquisitions, in addition to paying $37.4 million in stockholder dividends. The Company also received $17.4 million in cash from asset sales in the first nine months of 2005. The sale of the Youngman access equipment manufacturing plant in October 2005 will put the total cash from asset sales well above the Company's $20 million goal.

Since the fourth quarter has historically been the Company's highest for cash flows, Management is confident that the stated 2005 strategic objective of generating a record $320 million in net cash provided by operating activities will be achieved. The Company's strategy is to redeploy excess or discretionary cash in new long-term, high renewal-rate services contracts for the Mill Services business and for growth in the Access Services and railway track maintenance services businesses. The Company will also pursue sensible bolt-on acquisitions, such as the recently announced Hunnebeck Access Services acquisition, to further enhance its industrial services growth, expand its geographic footprint and increase Economic Value Added (EVA(R)). Upon completion of the pending Hunnebeck acquisition, the 2005 targeted investment of $140 million of discretionary cash flow for internal growth opportunities and acquisitions will be substantially exceeded. The Company also plans to continue its long and consistent history of paying dividends to stockholders.

The Company's net cash borrowings increased $25.6 million in the first nine months of 2005 due to record capital investments of $209.2 million. As of September 30, 2005, the Company had only approximately $87 million of debt that can be paid prior to maturity. The balance of the debt, principally the Company's (pound)200 million notes and its $150 million notes, cannot be paid until maturity in 2010 and 2013, respectively. With the pending Hunnebeck acquisition, the Company's overall debt is expected to increase in the near-term with a goal of reducing this debt during 2006, to the extent possible. The Hunnebeck acquisition is expected to be financed by issuing commercial paper in the U.S. and Europe. This will increase variable debt from its current 16% of total debt to approximately 34% of total debt.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


COMMERCIAL COMMITMENTS
As of September 30, 2005, there was a decrease in the standby letters of credit and performance bonds of approximately $96.9 million from the total $218.3 million outstanding at December 31, 2004. This decrease was due principally to the release in January 2005 of an $80 million surety bond and a $9 million standby letter of credit, both related to the Company's settled Federal Excise Tax (FET) dispute, as previously reported in the Annual Report on Form 10-K for 2004.

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


     RESOURCES AVAILABLE FOR CASH REQUIREMENTS - The Company has various credit facilities and commercial paper programs available for use throughout the world. The following chart illustrates the amounts outstanding on credit facilities and commercial paper programs and available credit at September 30, 2005.

SUMMARY OF CREDIT FACILITIES AND
COMMERCIAL PAPER PROGRAMS                                     AS OF SEPTEMBER 30, 2005
--------------------------------------------------------------------------------------------------
(IN MILLIONS)                                         FACILITY        OUTSTANDING      AVAILABLE
                                                        LIMIT           BALANCE          CREDIT
--------------------------------------------------------------------------------------------------
U.S. commercial paper program                       $      350.0     $       56.6     $      293.4
Euro commercial paper program                              120.5             16.8            103.7
Revolving credit facility (a)                              350.0             --              350.0
Bilateral credit facility (b)                               25.0             --               25.0
--------------------------------------------------------------------------------------------------
TOTALS AT SEPTEMBER 30, 2005                        $      845.5     $       73.4     $      772.1(c)
==================================================================================================

(a)  U.S.-based program
(b)  International-based program
(c) Although the Company has significant available credit, it is the Company's policy to limit aggregate commercial paper and credit facility borrowings at any one time to a maximum of $375 million. This will increase to $500 million upon the expected execution of increased credit facilities and commercial paper programs in the fourth quarter of 2005, as indicated below.

In order to provide increased financial flexibility for potential growth-related investments and for general corporate requirements, the Company plans to increase its credit facilities and commercial paper programs during the fourth quarter of 2005 as follows:

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


SUMMARY OF PROJECTED CHANGES TO CREDIT FACILITIES AND COMMERCIAL PAPER PROGRAMS
--------------------------------------------------------------------------------------------------
(IN MILLIONS)                                                          PROJECTED
                                                SEPTEMBER 30, 2005  DECEMBER 31, 2005
                                                  FACILITY LIMIT    FACILITY LIMIT(d)    CHANGE
--------------------------------------------------------------------------------------------------
U.S. commercial paper program                       $      350.0     $      450.0     $      100.0

Euro commercial paper program (a)                          120.5            241.0            120.5

Revolving credit facility (b)                              350.0            450.0            100.0

Bilateral credit facility (c)                               25.0             50.0             25.0
--------------------------------------------------------------------------------------------------

Totals                                              $      845.5     $    1,191.0     $      345.5
==================================================================================================

(a)  100 million euros being expanded to 200 million euros
(b)  U.S.-based program
(c)  International-based program
(d) The projected increases are contingent upon the execution of the necessary agreements and receipt of regulatory approvals.

For more information on the Company's credit facilities, see Note 6, "Debt and Credit Agreements," to the Company's Form 10-K for the year ended December 31, 2004.

     CREDIT RATINGS AND OUTLOOK - The following table summarizes the Company's debt ratings at September 30, 2005:

                                                  U.S.-BASED
                            LONG-TERM NOTES    COMMERCIAL PAPER      OUTLOOK
----------------------------------------------------------------------------
Standard & Poor's (S&P)            A-                 A-2             Stable
Moody's                            A3                 P-2             Stable
Fitch                              A-                 F2              Stable
----------------------------------------------------------------------------

The Company's euro-based commercial paper program has not been rated since the euro market does not require it. In July 2005, Fitch reaffirmed its A- and F2 ratings for the Company's long-term notes and U.S. commercial paper, respectively, and its stable outlook. S&P and Moody's reaffirmed their ratings for the Company in September 2005 and September 2004, respectively. A downgrade to the Company's credit rating would probably increase the costs to the Company to borrow funds. An improvement in the Company's credit rating would probably decrease the costs to the Company to borrow funds.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

     WORKING CAPITAL POSITION - Changes in the Company's working capital are reflected in the following table:

(DOLLARS ARE IN MILLIONS)                           SEPTEMBER 30     DECEMBER 31        INCREASE
                                                        2005             2004          (DECREASE)
--------------------------------------------------------------------------------------------------
CURRENT ASSETS
   Cash and cash equivalents                        $      113.3     $       94.1     $       19.2
   Accounts receivable, net                                567.0            555.2             11.8
   Inventories                                             246.6            217.0             29.6
   Other current assets                                     62.4             58.6              3.8
   Assets held-for-sale                                     36.3              1.0             35.3
--------------------------------------------------------------------------------------------------
       Total current assets                              1,025.6            925.9             99.7
--------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
   Notes payable and current maturities                     13.7             31.1            (17.4)
   Accounts payable                                        204.9            220.3            (15.4)
   Accrued compensation                                     60.8             63.8             (3.0)
   Income taxes                                             47.6             40.2              7.4
   Other current liabilities                               268.7            223.0             45.7
   Liabilities associated with assets held-for-sale         15.9              0.7             15.2
--------------------------------------------------------------------------------------------------
       Total current liabilities                           611.6            579.1             32.5
--------------------------------------------------------------------------------------------------
WORKING CAPITAL                                     $      414.0     $      346.8     $       67.2
--------------------------------------------------------------------------------------------------
CURRENT RATIO                                              1.7:1            1.6:1
==================================================================================================

Working capital increased approximately 19% in the first nine months of 2005 due principally to the following factors:

     o Assets held-for-sale and their associated liabilities increased as of September 30 due to the pending sale of the Youngman U.K. Access Services manufacturing plant. This transaction closed in October 2005.

     o Inventories increased $29.6 million from December 31, 2004 due to the following factors:

          - Increased work-in-process and raw materials inventories due primarily to customer orders being manufactured at the railway track maintenance services and equipment business, scheduled for delivery principally in the fourth quarter of 2005.

          - Increased finished goods for the Gas Technologies Segment to meet expected demand in the fourth quarter of 2005.

     o Cash increased by $19.2 million due to increased cash from operations in certain subsidiaries. A portion of this cash will be repatriated in the fourth quarter under the American Jobs Creation Act. See Part I,
          Item 1, Footnote L, labeled "Income Taxes" for further discussion.

     o Short-term borrowings and current maturities decreased due to reduced international short-term borrowings.

     o Other current liabilities increased principally due to increases in accrued insurance liabilities (primarily related to claims covered by third-party insurance) and accrued interest on the 200 million British pound sterling notes (since interest is paid annually in October). The increase in accrued insurance liabilities was offset by an increase in accounts receivable related to the corresponding insurance recovery.

     CERTAINTY OF CASH FLOWS - The certainty of the Company's future cash flows is underpinned by the long-term nature of the Company's Mill Services contracts. At December 31, 2004, the Company's Mill Services contracts had estimated future revenues of $3.7 billion. In addition, as of September 30, 2005, the Company had an order backlog of $323.4 million for its manufacturing businesses and railway track maintenance services. This compares with $243.0 million at December 31, 2004 and $299.6 million at September 30, 2004. The increase from December 31, 2004 is due principally to new railway track maintenance services contracts and new orders for heat exchangers in the Engineered Products and

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


Services ("all other") Category. The railway track maintenance services and equipment business backlog includes a significant portion that is long-term, which will not be realized until 2006 and later due to the long lead times necessary to build certain equipment, and the long-term nature of certain service contracts. Backlog for scaffolding, shoring and forming services and for roofing granules and slag abrasives is not included in the total backlog because it is generally not quantifiable, due to the nature of the products and services provided.

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

CASH FLOW SUMMARY
The Company's cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

SUMMARIZED CASH FLOW INFORMATION
-----------------------------------------------------------------------------
                                                       NINE MONTHS ENDED
                                                          SEPTEMBER 30
(IN MILLIONS)                                        2005              2004
-----------------------------------------------------------------------------
Net cash provided by (used in):
   Operating activities                            $  232.6          $  165.8
   Investing activities                              (198.9)           (155.5)
   Financing activities                                (7.0)              4.8
   Effect of exchange rate changes on cash             (7.5)             (1.9)
-----------------------------------------------------------------------------
   Net change in cash and cash equivalents         $   19.1(a)       $   13.2
=============================================================================

(a)  does not total due to rounding


CASH FROM OPERATING ACTIVITIES - Net cash provided by operating activities in the first nine months of 2005 was a record $232.6 million, an increase of $66.8 million from the first nine months of 2004. The increased cash from operations was a result of the following factors:

     o Increased net income in the first nine months of 2005 compared with the first nine months of 2004.

     o Net receivables increased as of September 30, 2005 compared with December 31, 2004. This was due to the timing of receipts on third-party insurance claims partially offset by the timing of cash collections at the railway track maintenance services and equipment business, Mill Services business, and the international Access Services business. The increased receivables due to the third-party insurance claims were directly offset by an increase in insurance liabilities.

     o Net cash payments for inventories of $43 million were made through September 30, 2005, less than in the comparable period of 2004. This build-up was to meet scheduled shipments at the railway track maintenance services and equipment business and for anticipated shipments by the Gas Technologies Segment.

     o A change in other assets and liabilities was due principally to the increase in insurance liabilities partially offset by a discretionary payment made to the U.K. pension plan in the first quarter of 2005. The increased insurance liabilities were directly offset by increased third-party insurance claim receivables.

     CASH USED IN INVESTING ACTIVITIES - Capital investments of $209.2 million for the first nine months of 2005 were a record for the first nine months of a year. This was an increase of $55.4 million over the first nine months of 2004. Overall, in the first nine months of 2005, over 50% of the investments were for projects intended to grow future revenues. Investments were made predominantly in the industrial services businesses with 55% in the Mill Services Segment and 31% in the Access Services Segment. Throughout the remainder of 2005, the Company plans to continue to invest in high-return projects and bolt-on acquisitions, principally in the industrial services businesses.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


     CASH USED IN FINANCING ACTIVITIES - The following table summarizes the Company's debt and capital positions at September 30, 2005 and December 31, 2004.

                                                  SEPTEMBER 30      DECEMBER 31
(DOLLARS ARE IN MILLIONS)                             2005              2004
-------------------------------------------------------------------------------
Notes Payable and Current Maturities               $     13.7        $     31.1
Long-term Debt                                          597.7             594.7
-------------------------------------------------------------------------------
Total Debt                                              611.4             625.8
Total Equity                                            960.8             914.2
-------------------------------------------------------------------------------
Total Capital                                      $  1,572.2        $  1,540.0

Total Debt to Total Capital                              38.9%             40.6%
===============================================================================


The Company's debt as a percent of total capital as of September 30, 2005 decreased slightly from December 31, 2004. Total equity increased due to $104.8 million of net income in the first nine months of 2005 and increases in additional paid-in capital from stock option exercises partially offset by foreign currency translation adjustments and cash dividends to stockholders.

DEBT COVENANTS
The Company's credit facilities and certain notes payable agreements contain covenants requiring a minimum net worth of $475 million and a maximum debt to capital ratio of 60%. Based on balances at September 30, 2005, the Company could increase borrowings by approximately $829.9 million and still be within its debt covenants. Alternatively, keeping all other factors constant, the Company's equity could decrease by approximately $485.8 million and the Company would still be within its covenants. The Company expects to be compliant with these debt covenants one year from now.

CASH AND VALUE-BASED MANAGEMENT
The Company plans to continue with its strategy of selective investing for strategic purposes for the foreseeable future. The goal of this strategy is to improve the Company's Economic Value Added (EVA(R)) under the program that commenced January 1, 2002. Under this program, the Company evaluates strategic investments based upon the investment's economic profit. EVA equals after-tax operating profits less a charge for the use of the capital employed to create those profits (only the service cost portion of defined benefit pension expense is included for EVA purposes). Therefore, value is created when a project or initiative produces a return above the cost of capital. In the first nine months of 2005, eight of the Company's nine divisions improved their EVA from the comparable 2004 period.

The Company is committed to continue paying dividends to stockholders. The Company has increased the dividend rate for eleven consecutive years, and in August 2005, the Company paid its 221st consecutive quarterly cash dividend. In September 2005, the Company declared its 222nd consecutive quarterly cash dividend. Additionally, the Company has authorization to repurchase up to one million of its shares through January 31, 2006.

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


ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-----------------------------------------------------------------------

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

o The Air-X-Changers business is affected by cyclical conditions present in the natural gas industry. A high demand for natural gas is currently creating increased demand for the Company's air-cooled heat exchangers. However, a slowdown in natural gas production could adversely affect the Air-X-Changers business, and

o The Company's Gas Technologies business may be adversely impacted by reduced industrial production, and lower demand for industrial gases, slowdowns in demand for medical cylinders, valves and consumer barbecue grills, or lower demand for natural gas vehicles.

     THE COMPANY'S DEFINED BENEFIT PENSION EXPENSE IS DIRECTLY AFFECTED BY THE EQUITY AND BOND MARKETS AND A DOWNWARD TREND IN THOSE MARKETS COULD ADVERSELY IMPACT THE COMPANY'S FUTURE EARNINGS. AN UPWARD TREND IN THE EQUITY AND BOND MARKETS COULD POSITIVELY AFFECT THE COMPANY'S FUTURE EARNINGS.

In addition to the economic issues that directly affect the Company's businesses, changes in the performance of equity and bond markets, particularly in the United Kingdom and the United States, impact actuarial assumptions used in determining annual pension expense, pension liabilities and the valuation of the assets in the Company's defined benefit pension plans. The downturn in financial markets during 2000, 2001 and 2002 negatively impacted the Company's pension expense and the accounting for pension assets and liabilities. This resulted in an increase in pre-tax defined benefit pension expense from continuing operations of approximately $20.8 million for calendar year 2002 compared with 2001 and $17.7 million for calendar year 2003 compared with 2002. The upturn in certain financial markets during 2003 and certain plan design changes (discussed below) contributed to a decrease in pre-tax defined benefit pension expense from continuing operations of approximately $5.4 million for 2004 compared with 2003. Additionally, pre-tax defined benefit pension expense for 2005 is expected to be approximately $5 million less than 2004. This estimate excludes the impact of any potential curtailments and will be mostly offset by increased defined contribution and multi-employer plans' pension expense. An upward trend in capital markets would likely result in a decrease in future unfunded obligations and pension expense. This could also result in an increase to Stockholders' Equity and a decrease in the Company's statutory funding requirements. If the financial markets deteriorate, it would most likely have a negative impact on the Company's pension expense and the accounting for pension assets and liabilities. This could result in a decrease to Stockholders' Equity and an increase in the Company's statutory funding requirements.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


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

During 2006, the twenty-year amortization of the transition asset (from the implementation of SFAS No. 87 in 1986) for the U.S. pension plans will cease. Holding all other assumptions constant with 2005, this will result in approximately $1 million in additional pension expense during 2006. Overall global defined benefit pension expense for 2006 is expected to approximate 2005 expense based upon the expected actuarial assumptions to be used, plan asset returns, as well as the significant voluntary contributions made by the Company during 2005.

In response to the adverse market conditions, during 2002 and 2003 the Company conducted a comprehensive global review of its pension plans in order to formulate a plan to make its long-term pension costs more predictable and affordable. The Company implemented design changes for most of these plans during 2003. The principal change involved converting future pension benefits for many of the Company's non-union employees in both the U.K. and U.S. from defined benefit plans to defined contribution plans as of January 1, 2004. In the long-term, this conversion is expected to make the Company's pension expense more predictable and affordable and less sensitive to changes in the financial markets.

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

The Company has operations in several countries in the Middle East, including Bahrain, Egypt, Saudi Arabia, United Arab Emirates and Qatar, which are geographically close to Iraq and other countries with a continued high risk of armed hostilities. During the first nine months of 2005, 2004 and 2003, operations in these countries contributed approximately $23.8 million, $17.5 million and $12.0 million, respectively, to the Company's operating income. Additionally, the Company has operations in and sales to countries that have encountered outbreaks of communicable diseases (e.g., Acquired Immune Deficiency Syndrome (AIDS) and others). Should such outbreaks worsen or spread to other countries, the Company may be negatively impacted through reduced sales to and within these countries and other countries impacted by such diseases.

     EXCHANGE RATE FLUCTUATIONS MAY ADVERSELY IMPACT THE COMPANY'S BUSINESS.

Fluctuations in foreign exchange rates between the U.S. dollar and the approximately 35 other currencies in which the Company conducts business may adversely impact the Company's operating income and income from continuing operations in any given fiscal period. Approximately 59% of the Company's sales and approximately 69% of the Company's operating income from continuing operations for the nine months ended September 30, 2005 and 2004 were derived from operations outside the United States. More specifically, during the nine months ended September 30, 2005 and 2004, approximately 21% and 22%, respectively, of the Company's revenues were derived from operations in the U.K. Additionally, approximately 18% and 17% of the Company's revenues were derived from operations with the euro as their functional currency during the nine months ended September 30, 2005 and 2004, respectively. Given the structure of the Company's revenues and expenses, an increase in the value of the U.S. dollar relative to the foreign currencies in which the Company earns its revenues generally has a negative impact on operating income, whereas a decrease in the value of the U.S. dollar tends to have the opposite effect. The Company's principal foreign currency exposures are to the British pound sterling and the euro.

Compared with the corresponding period in 2004, the average values of major currencies changed as follows in relation to the U.S. dollar during the first nine months of 2005, impacting the Company's sales and income:

     o   British pound sterling         Strengthened by 1%
     o   euro                           Strengthened by 3%
     o   South African rand             Strengthened by 4%
     o   Brazilian real                 Strengthened by 17%
     o   Australian dollar              Strengthened by 6%

Compared with exchange rates at December 31, 2004, the values of major currencies changed as follows as of September 30, 2005:

     o   British pound sterling         Weakened by 9%
     o   euro                           Weakened by 13%
     o   South African rand             Weakened by 12%
     o   Brazilian real                 Strengthened by 17%
     o   Australian dollar              Weakened by 3%

The Company's foreign currency exposures increase the risk of income statement, balance sheet and cash flow volatility. If the above currencies change materially in relation to the U.S. dollar, the Company's financial position, results of operations, or cash flows may be materially affected.

To illustrate the effect of foreign currency exchange rate changes on the Company, in the first nine months of 2005, revenues would have been approximately 2% or $34.6 million less and operating income would have been approximately 2% or $4.0 million less if the average exchange rates for the first nine months of 2004 were utilized. In a similar comparison for the first nine months of 2004, revenues would have decreased approximately 5% or $83.1 million while

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


operating income would have been approximately 4% or $5.8 million less if the average exchange rates would have remained the same as the first nine months of 2003.

Currency changes result in assets and liabilities denominated in local currencies being translated into U.S. dollars at different amounts than at the prior period end. These currency changes resulted in decreased net assets of $44.0 million and $3.1 million, at September 30, 2005 and 2004, respectively, when compared with December 31, 2004 and 2003, respectively.

The Company seeks to reduce exposures to foreign currency transaction fluctuations through the use of forward exchange contracts. At September 30, 2005, the notional amount of these contracts was $89.5 million, and over 90% of these contracts will mature in the fourth quarter of 2005. The Company does not hold or issue financial instruments for trading purposes, and it is the Company's policy to prohibit the use of derivatives for speculative purposes.

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

     A NEGATIVE OUTCOME ON PERSONAL INJURY CLAIMS AGAINST THE COMPANY MAY ADVERSELY IMPACT RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The Company has been named as one of many defendants (approximately 90 or more in most cases) in legal actions alleging personal injury from exposure to airborne asbestos. In their suits, the plaintiffs have named as defendants many manufacturers, distributors and repairers of numerous types of equipment or products that may involve asbestos. Most of these complaints contain a standard claim for damages of $20 million or more against the named defendants. The Company has not paid any amounts in settlement of these cases, with the exception of three settlements for nominal amounts paid by the Company's insurance carrier. However, if the Company was found to be liable in any of these actions and the liability was to exceed the Company's insurance coverage, results of operations, cash flows and financial condition could be adversely affected. For more information concerning these litigations, see Note I, "Commitments and Contingencies," in Part 1, Item 1, Financial Statements.

     THE COMPANY MAY LOSE CUSTOMERS OR BE REQUIRED TO REDUCE PRICES AS A RESULT OF COMPETITION.

The industries in which the Company operates are highly competitive.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


o The Company's Mill Services business is sustained mainly through contract renewals. Historically, the Company's contract renewal rate has averaged approximately 95%. If the Company is unable to renew its contracts at the historical rates, revenue may decline.
o The Company's Access Services business rents and sells equipment and provides erection and dismantling services to principally the non-residential construction and industrial plant maintenance markets. Contracts are awarded based upon the Company's engineering capabilities, product availability, safety record, and the ability to competitively price its rentals and services. Commencing in 2000, due to economic downturns in their home markets, certain international competitors exported significant quantities of rental equipment to the markets the Company serves, particularly the U.S. This resulted in an oversupply of certain equipment and a consequential reduction in product and rental pricing in the markets receiving the excess equipment. If the Company is unable to consistently provide high-quality products and services at competitive prices, it may lose customers or operating margins may decline due to reduced selling prices.
o The Company's manufacturing businesses compete with companies that manufacture similar products both internationally and domestically. Certain international competitors export their products into the United States and sell them at lower prices due to lower labor costs and government subsidies for exports. Such practices may limit the prices the Company can charge for its products and services. Additionally, unfavorable foreign exchange rates can adversely impact the Company's ability to match the prices charged by international competitors. If the Company is unable to match the prices charged by international competitors, it may lose customers.

The Company's strategy to overcome this competition includes continuous process improvement and cost reduction programs, international customer focus and the diversification, streamlining and consolidation of operations.

     INCREASES IN ENERGY PRICES COULD INCREASE THE COMPANY'S OPERATING COSTS AND REDUCE ITS PROFITABILITY.

Worldwide political and economic conditions, extreme weather conditions, and other factors, may result in an increase in the volatility of energy costs, both on a macro basis and for the Company specifically. In the first nine months of 2005 and 2004, energy costs have approximated 3.7% and 3.5% of the Company's revenue, respectively. To the extent that such costs cannot be passed to customers in the future, operating income and results of operations may be adversely affected.

     INCREASES OR DECREASES IN PURCHASE PRICES OR AVAILABILITY OF STEEL OR OTHER MATERIALS AND COMMODITIES MAY AFFECT THE COMPANY'S PROFITABILITY.

The profitability of the Company's manufactured products are affected by changing purchase prices of steel and other materials and commodities. Beginning in 2004, the price paid for steel and certain other commodities increased significantly compared with prior years. If steel or other material costs associated with the Company's manufactured products increase and the costs cannot be passed on to the Company's customers, operating income would be adversely affected. Additionally, decreased availability of steel or other materials, such as carbon fiber used to manufacture filament-wound composite cylinders, could affect the Company's ability to produce manufactured products in a timely manner. If the Company cannot obtain the necessary raw materials for its manufactured products, then revenues, operating income and cash flows will be adversely affected.

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

The Company is currently involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites under the federal "Superfund" law. At certain sites, the Company is currently conducting environmental remediation, and it is probable that the Company will agree to make payments toward funding certain other remediation activities. It also is possible that

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


some of these matters will be decided unfavorably to the Company and that other sites requiring remediation will be identified. Each of these matters is subject to various uncertainties and financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Company has evaluated its potential liability and the Consolidated Balance Sheets at September 30, 2005 and December 31, 2004 include an accrual of $2.5 million and $2.7 million, respectively, for environmental matters. The amounts charged against pre-tax earnings related to environmental matters totaled $0.8 million and $1.4 million for the nine months ended September 30, 2005 and 2004, respectively. The liability for future remediation costs is evaluated on a quarterly basis. Actual costs to be incurred at identified sites in future periods may be greater than the estimates, given inherent uncertainties in evaluating environmental exposures.

     RESTRICTIONS IMPOSED BY THE COMPANY'S CREDIT FACILITIES AND OUTSTANDING NOTES MAY LIMIT THE COMPANY'S ABILITY TO OBTAIN ADDITIONAL FINANCING OR TO PURSUE BUSINESS OPPORTUNITIES.

The Company's credit facilities and certain notes payable agreements contain a covenant requiring a maximum debt to capital ratio of 60%. In addition, certain notes payable agreements also contain a covenant requiring a minimum net worth of $475 million. These covenants limit the amount of debt the Company may incur, which could limit its ability to obtain additional financing or to pursue business opportunities. In addition, the Company's ability to comply with these ratios may be affected by events beyond its control. A breach of any of these covenants or the inability to comply with the required financial ratios could result in a default under these credit facilities. In the event of any default under these credit facilities, the lenders under those facilities could elect to declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be due and payable, which would cause an event of default under the notes. This could, in turn, trigger an event of default under the cross-default provisions of the Company's other outstanding indebtedness. At September 30, 2005, the Company was in compliance with these covenants with a debt to capital ratio of 38.9% and a net worth of $960.8 million. The Company had $355.8 million in outstanding indebtedness containing these covenants at September 30, 2005.

     HIGHER THAN EXPECTED INSURANCE CLAIMS, FOR WHICH THE COMPANY RETAINS A PORTION OF THE RISK, COULD ADVERSELY IMPACT RESULTS OF OPERATIONS AND CASH FLOWS.

The Company retains a significant portion of the risk for property, workers' compensation, automobile, general and product liability losses. Reserves have been recorded which reflect the undiscounted estimated liabilities for ultimate losses including claims incurred but not reported. Inherent in these estimates are assumptions that are based on the Company's history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends. At September 30, 2005 and December 31, 2004, the Company had recorded liabilities of $114.2 million and $77.4 million, respectively, related to both asserted and unasserted insurance claims. These amounts also include losses for which a corresponding receivable from the insurance companies has been recorded. If actual claims are higher than those projected by management, an increase to the Company's insurance reserves may be required and would be recorded as a charge to income in the period the need for the change was determined. Conversely, if actual claims are lower than those projected by management, a decrease to the Company's insurance reserves may be required and would be recorded as a reduction to expense in the period the need for the change was determined.

     THE SEASONALITY OF THE COMPANY'S BUSINESS MAY CAUSE ITS QUARTERLY RESULTS TO FLUCTUATE.

The Company has historically generated the majority of its cash flows in the third and fourth quarters (periods ending September 30 and December 31). This is a direct result of normally higher sales and income during the latter part of the year, as the Company's business tends to follow seasonal patterns. If the Company is unable to successfully manage the cash flow and other effects of seasonality on the business, its financial condition and results of operations may suffer.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


HISTORICAL REVENUE PATTERNS
IN MILLIONS                                      2005         2004         2003         2002         2001
------------------------------------------------------------------------------------------------------------
First Quarter Ended March 31                   $  640.1     $  556.3     $  487.9     $  458.6     $  505.0

Second Quarter Ended June 30                      696.1        617.6        536.4        510.3        510.1

Third Quarter Ended September 30                  697.5        617.3        530.2        510.5        510.3

Fourth Quarter Ended December 31                   --          710.9        564.0        497.3        499.7
------------------------------------------------------------------------------------------------------------
Totals                                         $   --       $2,502.1     $2,118.5     $1,976.7     $2,025.2(a)
============================================================================================================

(a)  Does not total due to rounding.


HISTORICAL CASH PROVIDED BY OPERATIONS
IN MILLIONS                                      2005         2004         2003         2002         2001
------------------------------------------------------------------------------------------------------------

First Quarter Ended March 31                   $   48.1     $   32.4     $   31.2     $    9.0     $    2.6

Second Quarter Ended June 30                       86.3         64.6         59.2         71.4         65.1

Third Quarter Ended September 30                   98.1         68.9         64.1         83.3         66.1

Fourth Quarter Ended December 31                   --          104.6        108.4         90.1        106.9
------------------------------------------------------------------------------------------------------------
Totals                                         $   --       $  270.5     $  262.8(a)  $  253.8     $  240.6(a)
============================================================================================================

(a)  Does not total due to rounding.

     THE COMPANY'S CASH FLOWS AND EARNINGS ARE SUBJECT TO CHANGES IN INTEREST RATES.

The Company's total debt as of September 30, 2005 was $611.4 million. Of this amount, approximately 16% had variable rates of interest and 84% had fixed rates of interest. The weighted average interest rate of total debt was approximately 6.2%. At current debt levels, a one-percentage increase/decrease in variable interest rates would increase/decrease interest expense by approximately $1.0 million per year. Should the Company require significant additional borrowings to finance growth-related acquisitions, they would be at the prevailing market interest rates which may be higher than the Company is currently paying under its commercial paper programs.

The future financial impact on the Company associated with the above risks cannot be estimated.


ITEM 4.       CONTROLS AND PROCEDURES
-------------------------------------

The Company's management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of September 30, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective. There have been no changes in internal control over financial reporting that could materially affect, or are likely to materially affect, internal control over financial reporting during the third quarter of 2005.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS
------------------------------

Information on legal proceedings is included under Part I, Item 1, Footnote I labeled "Commitments and Contingencies."


ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
------------------------------------------------------------------------

(c). Purchases of equity securities by the issuer and affiliated purchasers.

                                                                         TOTAL NUMBER OF     MAXIMUM NUMBER OF
                                              TOTAL                    SHARES PURCHASED AS    SHARES THAT MAY
                                             NUMBER OF      AVERAGE      PART OF PUBLICLY     YET BE PURCHASED
                                              SHARES       PRICE PAID    ANNOUNCED PLANS     UNDER THE PLANS OR
PERIOD                                       PURCHASED     PER SHARE       OR PROGRAMS             PROGRAMS
---------------------------------------------------------------------------------------------------------------
January 1, 2005 - January 31, 2005               -             -                -                 1,000,000
February 1, 2005 - February 28, 2005             -             -                -                 1,000,000
March 1, 2005 - March 31, 2005                   -             -                -                 1,000,000
April 1, 2005 - April 30, 2005                   -             -                -                 1,000,000
May 1, 2005 - May 31, 2005                       -             -                -                 1,000,000
June 1, 2005 - June 30, 2005                     -             -                -                 1,000,000
July 1, 2005 - July 31, 2005                     -             -                -                 1,000,000
August 1, 2005 - August 31, 2005                133(a)      $53.02              -                 1,000,000
September 1, 2005 - September 30, 2005           -             -                -                 1,000,000
---------------------------------------------------------------------------------------------
     Total                                      133         $53.02              -
---------------------------------------------------------------------------------------------

(a) The 133 shares purchased were not part of the share repurchase program. They were shares which a retired employee sold to the Company in order to pay personal federal and state income taxes on shares issued to the employee upon retirement.

The Company's share repurchase program was extended by the Board of Directors in November 2004. This was announced to the public on November 16, 2004 as part of a Company-issued press release. The program authorizes the repurchase of up to 1,000,000 shares of the Company's common stock and expires January 31, 2006.


ITEM 5.      OTHER INFORMATION
------------------------------

DIVIDEND INFORMATION
--------------------

On September 27, 2005, the Board of Directors declared a quarterly cash dividend of $0.30 per share, payable November 15, 2005, to shareholders of record as of October 14, 2005.

10b5-1 Plan
-----------

The Chief Executive Officer (CEO) of the Company adopted in the Fourth Quarter of 2004, a personal trading plan, as part of a long-term strategy for asset diversification and liquidity, in accordance with the Securities and Exchange Commission's Rule 10b5-1. Under the plan, the CEO will exercise, under pre-arranged terms, up to 167,500 options in open market transactions. The 167,500 options represented approximately 38% of his total option holdings at the time the trading plan was initiated. The trading plan will expire in December 2005. As of November 3, 2005, 157,500 shares have been sold under the trading plan.

Rule 10b5-1 allows officers and directors, at a time when they are not in possession of material non-public information, to adopt written plans to sell shares on a regular basis under pre-arranged terms, regardless of any subsequent non-public information they may receive. Exercises of stock options by the CEO pursuant to the terms of the plan are disclosed publicly through Form 144 and Form 4 filings with the Securities and Exchange Commission.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION


ITEM 6.      EXHIBITS
---------------------

Listing of Exhibits filed with Form 10-Q:

    Exhibit
    Number      Data Required                                      Location
    ------      -------------                                      --------

    2         Share Purchase Agreement between Sun HB              Exhibit
              Holdings, LLC, Boca Raton, Florida, United
              States of America and Harsco Corporation, Camp
              Hill, Pennsylvania/United States of America dated September 20, 2005 regarding the sale and purchase of the issued share capital of Hunnebeck Group GmbH, Ratingen, Germany

    31(a)     Certification Pursuant to Rule 13a-14(a) and         Exhibit
              15d-14(a) as Adopted Pursuant to Section 302
              of the Sarbanes-Oxley Act of 2002

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



                                                  HARSCO CORPORATION
                                            -------------------------------
                                                     (Registrant)



DATE       November 3, 2005                 /S/ Salvatore D. Fazzolari
     ----------------------------           ------------------------------------
                                            Salvatore D. Fazzolari
                                            Senior Vice President, Chief
                                            Financial Officer and Treasurer



DATE       November 3, 2005                 /S/ Stephen J. Schnoor
     ----------------------------           ------------------------------------
                                            Stephen J. Schnoor
                                            Vice President and Controller