Form 10-K
period 2005-12-31
HARSCO CORP
filed 2006-03-13
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☒    NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐    NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒    NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☒

The aggregate market value of the Company's voting stock held by non-affiliates of the Company as of June 30, 2005 was $2,271,446,562.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Classes	Outstanding at February 28, 2006
Common stock, par value $1.25 per share	41,835,886

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the 2006 Proxy Statement are incorporated by reference into Part III of this Report.

The Exhibit Index (Item No. 15) located on pages 94 to 98 incorporates several documents by reference as indicated therein.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES

PART I

Item 1. Business

(a) General Development of Business

Harsco Corporation ("the Company") is a diversified, multinational provider of market-leading industrial services and engineered products. The Company's operations fall into three reportable segments: Mill Services, Access Services and Gas Technologies, plus an “all other” category labeled Engineered Products and Services. The Company has locations in 45 countries, including the United States. The Company was incorporated in 1956.

The Company’s executive offices are located at 350 Poplar Church Road, Camp Hill, Pennsylvania 17011. The Company’s main telephone number is (717) 763-7064. The Company’s Internet website address is www.harsco.com. Through this Internet website (found in the "Investor Relations" link) the Company makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and all amendments to those reports, as soon as reasonably practicable after these reports are electronically filed or furnished to the Securities and Exchange Commission. Information contained on the Company’s website is not incorporated by reference into this Annual Report, and you should not consider information contained on the Company’s website as part of this Annual Report.

The Company’s principal lines of business and related principal business drivers are as follows:

Principal Lines of Business	Principal Business Drivers

• Outsourced, on-site mill services under long-term contracts	• Steel mill production and capacity utilization • Outsourcing of services
• Scaffolding, forming, shoring and other access-related services, rentals and sales	• Non-residential construction • Annual industrial and building maintenance cycles
• Railway track maintenance services and equipment	• Domestic and international railway track maintenance-of-way capital spending • Outsourcing of track maintenance and new track construction by railroads
• Industrial grating products	• Industrial production • Non-residential construction
• Industrial abrasives and roofing granules	• Industrial and infrastructure surface preparation and restoration • Residential roof replacement
• Powder processing equipment and heat transfer products	• Pharmaceutical, food and chemical production • Commercial and institutional boiler requirements
• Air-cooled heat exchangers	• Natural gas drilling and transmission
• Gas control and containment products
- Cryogenic containers and industrial cylinders	• General industrial production and industrial gas production
- Valves	• Use of industrial fuel and refrigerant gases • Respiratory care market • Consumer barbeque grills market
- Propane Tanks	• Use of propane as a primary and/or backup fuel
- Filament-wound composite cylinders	• Self-contained breathing apparatus (SCBA) market • Natural gas vehicle (NGV) market

The Company reports segment information using the “management approach” in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131). This approach is based on the way management organizes and reports the segments within the enterprise for making operating decisions and assessing performance. The Company’s reportable segments are identified based upon differences in products, services and markets served. These segments and the types of products and services offered are more fully described below. Historical information has been reclassified for comparative purposes.

In 2005, 2004 and 2003, the United States contributed sales of $1.2 billion, $1.0 billion and $0.9 billion, equal to 42%, 42% and 43% of total sales, respectively. In 2005, 2004 and 2003, the United Kingdom contributed sales of $0.5 billion each year, equal to 20%, 21% and 21% of total sales, respectively. No single customer represented 10% or more of the Company's sales during 2005, 2004 and 2003. There were no significant inter-segment sales.

(b) Financial Information about Segments

Financial information concerning industry segments is included in Note 14, Information by Segment and Geographic Area, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."

(c) Narrative Description of Business

(1) A narrative description of the businesses by reportable segment is as follows:

Mill Services Segment - 38% of consolidated sales for 2005

The Mill Services Segment, which consists of the MultiServ Division, is the Company’s largest operating segment in terms of revenues and operating income. MultiServ is the world’s largest provider of on-site, outsourced mill services to the global steel and metals industries. MultiServ provides its services on a long-term contract basis, supporting each stage of the metal-making process from initial raw material handling to post-production by-product processing and on-site recycling. Working as a specialized, high-value-added services provider, MultiServ rarely takes ownership of its customers’ raw materials or finished products. Similar services are provided to the producers of non-ferrous metals, such as aluminum, copper and nickel. The Company’s multi-year Mill Services contracts had estimated future revenues of $4.3 billion at December 31, 2005. This provides the Company with a substantial base of long-term revenues. Approximately 58% of these revenues are expected to be recognized by December 31, 2008. The remaining revenues are expected to be recognized between January 1, 2009 and December 31, 2014.

MultiServ’s geographic reach to over 30 countries, and its increasing range of services, enhance the Company’s financial and operating balance. In 2005, this Segment’s revenues were generated in the following regions:

Mill Services Segment
2005 Percentage
Region	of Revenues

Europe	49%
North America	23%
Latin America (a)	12%
Asia/Pacific	8%
Middle East and Africa	8%

(a) Including Mexico.

For 2005, 2004 and 2003, the Mill Services Segment’s percentage of consolidated sales was 38%, 40% and 39%, respectively.

Access Services Segment - 29% of consolidated sales for 2005

The Access Services Segment includes the Company’s SGB Group, Hünnebeck Group GmbH and Patent Construction Systems Divisions. The Company’s Access Services Segment leads the access industry as one of the world’s most complete providers of scaffolding, shoring, forming and other access solutions. The U.K.-based SGB Group Division operates from a network of international branches throughout Europe, the Middle East and Asia/Pacific; the Germany-based Hünnebeck Division serves Europe and the Middle East, while the U.S.-based Patent Construction Systems Division serves the Americas. Major services include the rental and sale of scaffolding, powered access equipment, shoring and concrete forming products. The Company also provides access design engineering services, on-site installation and dismantling services, and a variety of other access equipment services. These businesses serve principally the non-residential construction and industrial maintenance markets.

The Company’s access services are provided through branch locations in approximately 27 countries. In 2005, this Segment’s revenues were generated in the following regions:

Access Services Segment
2005 Percentage
Region	of Revenues

Europe	67%
North America	22%
Middle East and Africa	9%
Asia/Pacific	2%

For 2005, 2004 and 2003, the Access Services Segment’s percentage of consolidated sales was 29%, 28% and 29%, respectively.

Gas Technologies Segment - 13% of consolidated sales for 2005

The Gas Technologies Segment includes the Company’s Harsco GasServ Division. The Segment’s manufacturing and service facilities in the United States, Europe, Australia, Malaysia and China comprise an integrated manufacturing network for gas containment and control products. This global operating presence and product breadth provide economies of scale and multiple code production capability, enabling Harsco GasServ to serve as a primary source to the world’s leading industrial gas producers and distributors, as well as regional and local customers. In 2005, approximately 86% of this Segment’s revenues were generated in the United States.

The Company’s gas containment products include cryogenic gas storage tanks; high pressure and acetylene cylinders; propane tanks; and composite vessels for industrial and commercial gases, natural gas vehicles (NGV) and other products. The Company’s gas control products include valves and regulators serving a variety of markets, including the industrial gas, commercial refrigeration, life support and outdoor recreation industries.

For 2005, 2004 and 2003, the Gas Technologies Segment’s percentage of consolidated sales was 13%, 14% and 14%, respectively.

Engineered Products and Services (“all other”) Category - 20% of consolidated sales for 2005

The Engineered Products and Services (“all other”) Category includes the Harsco Track Technologies, Reed Minerals, IKG Industries, Patterson-Kelley and Air-X-Changers Divisions. Approximately 87% of this category’s revenues originate in the United States.

Export sales for this Category totaled $116.6 million, $101.2 million and $71.1 million in 2005, 2004 and 2003, respectively. In 2005, 2004 and 2003 export sales for the Harsco Track Technologies Division were $80.0 million, $76.3 million and $52.8 million, respectively, which included sales to Europe, Asia, the Middle East and Africa.

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

Reed Minerals’ roofing granules and industrial abrasives are produced from utility coal slag at a number of locations throughout the United States. The Company's Black Beauty® abrasives are used for industrial surface preparation, such as rust removal and cleaning of bridges, ship hulls and various structures. Roofing granules are sold to residential roofing shingle manufacturers, primarily for the replacement market. This Division is the United States’ largest manufacturer of slag abrasives and third largest manufacturer of residential roofing granules.

IKG Industries manufactures a varied line of industrial grating products at several plants in North America. These products include a full range of bar grating configurations, which are used mainly in industrial flooring, safety and security applications in the power, paper, chemical, refining and processing industries.

Patterson-Kelley is a leading manufacturer of powder processing equipment such as blenders, dryers and mixers for the chemical, pharmaceutical and food processing industries and heat transfer products such as water heaters and boilers for commercial and institutional applications.

Air-X-Changers is a leading supplier of custom-designed and manufactured air-cooled heat exchangers for the natural gas industry. The Company’s heat exchangers are the primary apparatus used to condition natural gas during recovery, compression and transportation from underground reserves through the major pipeline distribution channels.

For 2005, 2004 and 2003, the Engineered Products and Services (“all other”) Category’s percentage of consolidated sales was 20%, 18% and 18%, respectively.

(1) (i)
The products and services of the Company include a number of product groups. These product groups are more fully discussed in Note 14, Information by Segment and Geographic Area, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data.” The product groups that contributed 10% or more as a percentage of consolidated sales in any of the last three fiscal years are set forth in the following table:

	Percentage of Consolidated Sales
Product Group	2005	2004	2003
Mill Services	38%	40%	39%
Access Services	29%	28%	29%
Industrial Gas Products	13%	14%	14%

(1) (ii)	New products and services are added from time to time; however, in 2005 none required the investment of a material amount of the Company's assets.

(1) (iii)
The manufacturing requirements of the Company's operations are such that no unusual sources of supply for raw materials are required. The raw materials used by the Company include principally steel and, to a lesser extent, aluminum, which are usually readily available. The profitability of the Company’s manufactured products are affected by changing purchase prices of steel and other materials and commodities. Beginning in 2004, the price paid for steel and certain other commodities increased significantly compared with prior years. In 2005, the cost increases moderated for certain commodities. However, if steel or other material costs associated with the Company’s manufactured products increase and the costs cannot be passed on to the Company’s customers, operating income would be adversely affected. Additionally, decreased availability of steel or other materials, such as carbon fiber used to manufacture filament-wound composite cylinders, could affect the Company’s ability to produce manufactured products in a timely manner.  If the Company cannot obtain the necessary raw materials for its manufactured products, then revenues, operating income and cash flows will be adversely affected.

(1) (iv)	While the Company has a number of trademarks, patents and patent applications, it does not consider that any material part of its business is dependent upon them.

(1) (v)
The Company furnishes products and materials and certain industrial services within the Access Services and Gas Technologies Segments and the Engineered Products and Services (“all other”) Category that are seasonal in nature. As a result, the Company’s sales and net income for the first quarter ending March 31 are normally lower than the second, third and fourth quarters. Additionally, the Company has historically generated the majority of its cash flows in the third and fourth quarters (periods ending September 30 and December 31). This is a direct result of normally higher sales and income during the latter part of the year. The Company’s historical revenue patterns and cash provided by operating activities were as follows:

Historical Revenue Patterns
In millions	2005	2004	2003	2002	2001

First Quarter Ended March 31	$640.1	$556.3	$487.9	$458.6	$505.0

Second Quarter Ended June 30	696.1	617.6	536.4	510.3	510.1

Third Quarter Ended September 30	697.5	617.3	530.2	510.5	510.3

Fourth Quarter Ended December 31	732.5	710.9	564.0	497.3	499.7
Totals	$2,766.2	$2,502.1	$2,118.5	$1,976.7	$2,025.2 (a	)

(a)Does not total due to rounding.

Historical Cash Provided by Operations
In millions	2005		2004	2003		2002	2001

First Quarter Ended March 31	$48.1		$32.4	$31.2		$9.0	$2.6

Second Quarter Ended June 30	86.3		64.6	59.2		71.4	65.1

Third Quarter Ended September 30	98.1		68.9	64.1		83.3	66.1

Fourth Quarter Ended December 31	82.7		104.6	108.4		90.1	106.9
Totals	$315.3 (a	)	$270.5	$262.8 (a	)	$253.8	$240.6 (a	)

(a)Does not total due to rounding.

(1) (vi)
The practices of the Company relating to working capital are similar to those practices of other industrial service providers or manufacturers servicing both domestic and international industrial services and commercial markets. These practices include the following:

•	Standard accounts receivable payment terms of 30 days to 60 days, with progress payments required for certain long-lead-time or large orders.
•	Standard accounts payable payment terms of 30 days to 90 days.
•
Inventories are maintained in sufficient quantities to meet forecasted demand. Due to the time required to manufacture certain railway maintenance equipment to customer specifications, inventory levels of this business tend to increase during the production phase and then decline when the equipment is sold.

(1) (vii)
The Company as a whole is not dependent upon any one customer for 10% or more of its revenues. However, the Mill Services Segment is dependent largely on the global steel industry and in 2005, there were three customers that each provided in excess of 10% of this segment’s revenues under multiple long-term contracts at several mill sites, compared with two such customers for the years 2004 and 2003. The loss of any one of the contracts would not have a material adverse effect upon the Company’s financial position or cash flows; however, it could have a material effect on quarterly or annual results of operations. Additionally, these customers have significant accounts receivable balances. In December 2005, the Company acquired the Northern Hemisphere mill services operations of Brambles Industrial Services (“BISNH”). This acquisition has increased the Company’s corresponding concentration of credit risk to these customers.  Further consolidation in the global steel industry is also possible.  Should transactions occur involving some of the steel industry’s larger companies that are customers of the Company, it would result in an increase in concentration of credit risk for the Company. If a large customer were to experience financial difficulty, or file for bankruptcy protection, it could adversely impact the Company’s income, cash flows and asset valuations. In an effort to mitigate the increased concentration of credit risk, the Company is considering the purchase of credit insurance for part of its receivable portfolio.

(1) (viii)
Backlog of orders was $275.8 million and $243.0 million as of December 31, 2005 and 2004, respectively. It is expected that approximately 32% of the total backlog at December 31, 2005 will not be filled during 2006. The Company’s backlog is seasonal in nature and tends to follow in the same pattern as sales and net income which is discussed in section (1) (v) above. Backlog for scaffolding, shoring and forming services and for roofing granules and slag abrasives is not included in the total backlog because it is generally not quantifiable, due to the timing and nature of the products and services provided. Contracts for the Mill

Services Segment are also excluded from the total backlog. These contracts have estimated future revenues of $4.3 billion at December 31, 2005. For additional information regarding backlog, see the Backlog section included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(1) (ix)	At December 31, 2005, the Company had no material contracts that were subject to renegotiation of profits or termination at the election of the U.S. Government.

(1) (x)
The Company encounters active competition in all of its activities from both larger and smaller companies who produce the same or similar products or services, or who produce different products appropriate for the same uses.

(1) (xi)
The expense for product development activities was $2.7 million, $2.6 million and $3.3 million in 2005, 2004 and 2003, respectively. For additional information regarding product development activities, see the Research and Development section included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

(1) (xiii)	As of December 31, 2005, the Company had approximately 21,000 employees.

(d) Financial Information about Geographic Areas

Financial information concerning foreign and domestic operations is included in Note 14, Information by Segment and Geographic Area, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data." Export sales totaled $171.0 million, $139.3 million and $108.5 million in 2005, 2004 and 2003, respectively.

(e) Available Information

Information is provided in Part I, Item 1 (a), “General Development of Business.”

Item 1A. Risk Factors

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

Cyclical industry and economic conditions may adversely affect the Company’s businesses.

The Company’s businesses are subject to general economic slowdowns and cyclical conditions in the industries served. In particular,

•
The Company’s Mill Services business may be adversely impacted by slowdowns in steel mill production, excess capacity, consolidation or bankruptcy of steel producers or a reversal or slowing of current outsourcing trends in the steel industry;

•	The Company’s Access Services business may be adversely impacted by slowdowns in non-residential construction and annual industrial and building maintenance cycles;

•	The railway track maintenance business may be adversely impacted by developments in the railroad industry that lead to lower capital spending or reduced maintenance spending;

•
The industrial abrasives and roofing granules business may be adversely impacted by reduced home resales or economic conditions that slow the rate of residential roof replacement, or by slowdowns in the industrial and infrastructure refurbishment industries;

•	The industrial grating business may be adversely impacted by slowdowns in non-residential construction and industrial production;

•
The Air-X-Changers business is affected by cyclical conditions present in the natural gas industry. A high demand for natural gas is currently creating increased demand for the Company’s air-cooled heat exchangers. However, a slowdown in natural gas production could adversely affect the Air-X-Changers business; and

•
The Company’s Gas Technologies business may be adversely impacted by reduced industrial production and lower demand for industrial gases, slowdowns in demand for medical cylinders, valves and consumer barbecue grills, or lower demand for natural gas vehicles.

The Company’s defined benefit pension expense is directly affected by the equity and bond markets and a downward trend in those markets could adversely impact the Company’s future earnings. An upward trend in the equity and bond markets could positively affect the Company’s future earnings.

In addition to the economic issues that directly affect the Company’s businesses, changes in the performance of equity and bond markets, particularly in the United Kingdom and the United States, impact actuarial assumptions used in determining annual pension expense, pension liabilities and the valuation of the assets in the Company’s defined benefit pension plans. The downturn in financial markets during 2000, 2001 and 2002 negatively impacted the Company’s pension expense and the accounting for pension assets and liabilities. This resulted in an increase in pre-tax defined benefit pension expense from continuing operations of approximately $20.8 million for calendar year 2002 compared with 2001 and $17.7 million for calendar year 2003 compared with 2002. The upturn in certain financial markets beginning in 2003 and certain plan design changes (discussed below) contributed to a decrease in pre-tax defined benefit pension expense from continuing operations of approximately $3.8 million for 2005 compared with 2004, and approximately $5.4 million for 2004 compared with 2003. An upward trend in capital markets would likely result in a decrease in future unfunded obligations and pension expense. This could also result in an increase to Stockholders’ Equity and a decrease in the Company’s statutory funding requirements. If the financial markets deteriorate, it would most likely have a negative impact on the Company’s pension expense and the accounting for pension assets and liabilities. This could result in a decrease to Stockholders’ Equity and an increase in the Company’s statutory funding requirements.

In response to the adverse market conditions, during 2002 and 2003 the Company conducted a comprehensive global review of its pension plans in order to formulate a plan to make its long-term pension costs more predictable and affordable. The Company implemented design changes for most of these plans during 2003. The principal change involved converting future pension benefits for many of the Company’s non-union employees in both the U.K. and U.S. from defined benefit plans to defined contribution plans as of January 1, 2004. This conversion is expected to make the Company’s pension expense more predictable and affordable and less sensitive to changes in the financial markets.

The Company’s pension committee continues to evaluate alternative strategies to further reduce overall pension expense including the on-going evaluation of investment fund managers’ performance; the balancing of plan assets and liabilities; the risk assessment of all multi-employer pension plans; the possible merger of certain plans; the consideration of incremental cash contributions to certain plans; and other changes that are likely to reduce future pension expense volatility and minimize risk.

The Company’s global presence subjects it to a variety of risks arising from doing business internationally.

The Company operates in 45 countries, including the United States. The Company’s global footprint exposes it to a variety of risks that may adversely affect results of operations, cash flows or financial position. These include the following:

•	periodic economic downturns in the countries in which the Company does business;

•	fluctuations in currency exchange rates;

•	customs matters and changes in trade policy or tariff regulations;

•	imposition of or increases in currency exchange controls and hard currency shortages;

•	changes in regulatory requirements in the countries in which the Company does business;

•	higher tax rates and potentially adverse tax consequences including restrictions on repatriating earnings, adverse tax withholding requirements and "double taxation'';

•	longer payment cycles and difficulty in collecting accounts receivable;

•	complications in complying with a variety of international laws and regulations;

•	political, economic and social instability, civil unrest and armed hostilities in the countries in which the Company does business;

•	inflation rates in the countries in which the Company does business;

•	laws in various international jurisdictions that limit the right and ability of subsidiaries to pay dividends and remit earnings to affiliated companies unless specified conditions are met; and‚

•	uncertainties arising from local business practices, cultural considerations and international political and trade tensions.

If the Company is unable to successfully manage the risks associated with its global business, the Company’s financial condition, cash flows and results of operations may be negatively affected.

The Company has operations in several countries in the Middle East, including Bahrain, Egypt, Saudi Arabia, United Arab Emirates and Qatar, which are geographically close to Iraq and other countries with a continued high risk of armed hostilities. During 2005, 2004 and 2003, these countries contributed approximately $32.7 million, $25.5 million and $16.4 million, respectively, to the Company’s operating income. Additionally, the Company has operations in and sales to countries that have encountered outbreaks of communicable diseases (e.g., Acquired Immune Deficiency Syndrome (AIDS) and others). Should such outbreaks worsen or spread to other countries, the Company may be negatively impacted through reduced sales to and within those countries and other countries impacted by such diseases.

Exchange rate fluctuations may adversely impact the Company’s business.

Fluctuations in foreign exchange rates between the U.S. dollar and the approximately 40 other currencies in which the Company conducts business may adversely impact the Company’s operating income and income from continuing operations in any given fiscal period. Approximately 58% of the Company’s sales and approximately 67% and 69% of the Company’s operating income from continuing operations for the years ended December 31, 2005 and 2004, respectively, were derived from operations outside the United States. More specifically, during both 2005 and 2004, approximately 20% and 21%, respectively, of the Company’s revenues were derived from operations in the U.K. Additionally, approximately 18% and 17% of the Company’s revenues were derived from operations with the euro as their functional currency during 2005 and 2004, respectively. Given the structure of the Company’s revenues and expenses, an increase in the value of the U.S. dollar relative to the foreign currencies in which the Company earns its revenues generally has a negative impact on operating income, whereas a decrease in the value of the U.S. dollar tends to have the opposite effect. The Company’s principal foreign currency exposures are to the British pound sterling and the euro, and the exposure to these currencies, as well as other foreign currencies, is expected to increase in 2006 due to the fourth quarter acquisitions of Hünnebeck and the Northern Hemisphere mill services operations of Brambles Industrial Services (“BISNH”).

Compared with the corresponding period in 2004, the average values of major currencies changed as follows in relation to the U.S. dollar during 2005, impacting the Company’s sales and income:

•	British pound sterling	Weakened by 1%
•	euro	Neutral
•	South African rand	Neutral
•	Brazilian real	Strengthened by 17%
•	Australian dollar	Strengthened by 3%

Compared with exchange rates at December 31, 2004, the values of major currencies changed as follows as of December 31, 2005:

•	British pound sterling	Weakened by 10%
•	euro	Weakened by 13%
•	South African rand	Weakened by 11%
•	Brazilian real	Strengthened by 14%
•	Australian dollar	Weakened by 6%

The Company’s foreign currency exposures increase the risk of income statement, balance sheet and cash flow volatility. If the above currencies change materially in relation to the U.S. dollar, the Company’s financial position, results of operations, or cash flows may be materially affected.

To illustrate the effect of foreign currency exchange rate changes in certain key markets of the Company, in 2005, revenues would have been approximately 1% or $14.8 million less and operating income would have been approximately 1% or $2.8 million less if the average exchange rates for 2004 were utilized. A similar comparison for 2004 would have decreased revenues approximately 4% or $108.9 million, while operating income would have been approximately 4% or $8.1 million less if the average exchange rates for 2004 would have remained the same as 2003. If the U.S. dollar weakens in relation to the euro and British pound sterling, the Company would expect to see a positive impact on future sales and income from continuing operations as a result of foreign currency translation.

Currency changes result in assets and liabilities denominated in local currencies being translated into U.S. dollars at different amounts than at the prior period end. These currency changes resulted in decreased net assets of $54.4 million at December 31, 2005 when compared with December 31, 2004, and increased net assets of $46.2 million at December 31, 2004 when compared with December 31, 2003.

The Company seeks to reduce exposures to foreign currency transaction fluctuations through the use of forward exchange contracts. At December 31, 2005, the notional amount of these contracts was $157.9 million, and over 90% of these contracts will mature within the first quarter of 2006. The Company does not hold or issue financial instruments for trading purposes, and it is the Company's policy to prohibit the use of derivatives for speculative purposes.

Although the Company engages in foreign currency forward exchange contracts and other hedging strategies to mitigate foreign exchange risk, hedging strategies may not be successful or may fail to offset the risk.

In addition, competitive conditions in the Company’s manufacturing businesses may limit the Company’s ability to increase product prices in the face of adverse currency movements. Sales of products manufactured in the United States for the domestic and export markets may be affected by the value of the U.S. dollar relative to other currencies. Any long-term strengthening of the U.S. dollar could depress demand for these products and reduce sales and may cause translation gains or losses due to the revaluation of accounts payable, accounts receivable and other asset and liability accounts. Conversely, any long-term weakening of the U.S. dollar could improve demand for these products and increase sales and may cause translation gains or losses due to the revaluation of accounts payable, accounts receivable and other asset and liability accounts.

Negative economic conditions may adversely impact the ability of the Company’s customers to meet their obligations to the Company on a timely basis and impact the valuation of the Company’s assets.

If a downturn in the economy occurs, it may adversely impact the ability of the Company’s customers to meet their obligations to the Company on a timely basis and could result in bankruptcy filings by them. If customers are unable to meet their obligations on a timely basis, it could adversely impact the realizability of receivables, the valuation of inventories and the valuation of long-lived assets across the Company’s businesses, as well as negatively affect the forecasts used in performing the Company’s goodwill impairment testing under SFAS No. 142, "Goodwill and Other Intangible Assets” (SFAS 142). If management determines that goodwill or other assets are impaired or that inventories or receivables cannot be realized at recorded amounts, the Company will be required to record a write-down in the period of determination, which will reduce net income for that period. Additionally, the risk remains that certain Mill Services customers may file for bankruptcy protection, be acquired or consolidate in the future, which could have an adverse impact on the Company’s income and cash flows. The potential financial impact of this risk has increased with the Company’s acquisition of BISNH in December 2005. Conversely, such consolidation may provide additional service opportunities for the Company.

A negative outcome on personal injury claims against the Company may adversely impact results of operations and financial condition.

The Company has been named as one of many defendants (approximately 90 or more in most cases) in legal actions alleging personal injury from exposure to airborne asbestos. In their suits, the plaintiffs have named as defendants many manufacturers, distributors and repairers of numerous types of equipment or products that may involve asbestos. Most of these complaints contain a standard claim for damages of $20 million or more against the named defendants. If the Company was found to be liable in any of these actions and the liability was to exceed the Company’s insurance coverage, results of operations, cash flows and financial condition could be adversely affected. For more information concerning this litigation, see Note 10, Commitments and Contingencies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data.”

The Company may lose customers or be required to reduce prices as a result of competition.

The industries in which the Company operates are highly competitive.

•
The Company’s Mill Services business is sustained mainly through contract renewals. Historically, the Company’s contract renewal rate has averaged approximately 95%. If the Company is unable to renew its contracts at the historical rates or renewals are at reduced prices, revenue may decline.

•
The Company’s Access Services business rents and sells equipment and provides erection and dismantling services to principally the non-residential construction and industrial plant maintenance markets. Contracts are awarded based upon the Company’s engineering capabilities, product availability, safety record, and the ability to competitively price its rentals and services. Commencing in 2000, due to economic downturns in their home markets, certain international competitors exported significant quantities of rental equipment to the markets the Company serves, particularly the U.S. This resulted in an oversupply of certain equipment and a consequential reduction in product and rental pricing in the markets receiving the excess equipment. The effect of these actions was mitigated, to some extent, in 2005 due to a buoyant U.S. non-residential construction market. However, if the Company is unable to consistently provide high-quality products and services at competitive prices, it may lose customers or operating margins may decline due to reduced selling prices.

•
The Company’s manufacturing businesses compete with companies that manufacture similar products both internationally and domestically. Certain international competitors export their products into the United States and sell them at lower prices due to lower labor costs and government subsidies for exports. Such practices may limit the prices the Company can charge for its products and services. Additionally, unfavorable foreign exchange rates can adversely impact the Company’s ability to match the prices charged by international competitors. If the Company is unable to match the prices charged by international competitors, it may lose customers.

The Company’s strategy to overcome this competition includes continuous process improvement and cost reduction programs, international customer focus and the diversification, streamlining and consolidation of operations.

Increased customer concentration and credit risk in the Mill Services Segment may adversely affect the Company’s future earnings and cash flows.

Concentrations of credit risk with respect to accounts receivable are generally limited due to the Company’s large number of customers and their dispersion across different industries and geographies.  However, the Company’s Mill Services Segment has several large customers throughout the world with significant accounts receivable balances.  In December 2005, the Company acquired BISNH. This acquisition has increased the Company’s corresponding concentration of credit risk to customers in the steel industry.  Additionally, further consolidation in the global steel industry is possible.  Should transactions occur involving some of the steel industry’s larger companies, which are customers of the Company, it would result in an increase in concentration of credit risk for the Company.  If a large customer were to experience financial difficulty, or file for bankruptcy protection, it could adversely impact the Company’s income, cash flows and asset valuations. As part of its credit risk management practices, the Company is developing strategies to mitigate this increased concentration of credit risk.

Increases in energy prices could increase the Company’s operating costs and reduce its profitability.

Worldwide political and economic conditions, extreme weather conditions, among other factors, may result in an increase in the volatility of energy costs, both on a macro basis and for the Company specifically. In 2005, 2004 and 2003, energy costs have approximated 3.6%, 3.5% and 3.5% of the Company’s revenue, respectively. To the extent that such costs cannot be passed to customers in the future, operating income and results of operations may be adversely affected.

Increases or decreases in purchase prices or availability of steel or other materials and commodities may affect the Company’s profitability.

The profitability of the Company’s manufactured products are affected by changing purchase prices of steel and other materials and commodities. Beginning in 2004, the price paid for steel and certain other commodities increased significantly compared with prior years. In 2005, the cost increases moderated for certain commodities. However, if steel or other material costs associated with the Company’s manufactured products increase and the costs cannot be passed on to the Company’s customers, operating income would be adversely affected. Additionally, decreased availability of steel or other materials, such as carbon fiber used to manufacture filament-wound composite cylinders, could affect the Company’s ability to produce manufactured products in a timely manner.  If the Company cannot obtain the necessary raw materials for its manufactured products, then revenues, operating income and cash flows will be adversely affected.

The Company is subject to various environmental laws and the success of existing or future environmental claims against it could adversely affect the Company’s results of operations and cash flows.

The Company’s operations are subject to various federal, state, local and international laws, regulations and ordinances relating to the protection of health, safety and the environment, including those governing discharges to air and water, handling and disposal practices for solid and hazardous wastes, the remediation of contaminated sites and the maintenance of a safe work place. These laws impose penalties, fines and other sanctions for non-compliance and liability for response costs, property damages and personal injury resulting from past and current spills, disposals or other releases of, or exposure to, hazardous materials. The Company could incur substantial costs as a result of non-compliance with or liability for remediation or other costs or damages under these laws. The Company may be subject to more stringent environmental laws in the future, and compliance with more stringent environmental requirements may require the Company to make material expenditures or subject it to liabilities that the Company currently does not anticipate.

The Company is currently involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a "potentially responsible party'' for certain waste disposal sites under the federal "Superfund'' law. At several sites, the Company is currently conducting environmental remediation, and it is probable that the Company will agree to make payments toward funding certain other of these remediation activities. It also is possible that some of these matters will be decided unfavorably to the Company and that other sites requiring remediation will be identified. Each of these matters is subject to various uncertainties and financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Company has evaluated its potential liability and the Consolidated Balance Sheets at December 31, 2005 and 2004 includes an accrual of $2.8 million and $2.7 million, respectively, for environmental matters. The amounts charged against pre-tax earnings related to environmental matters totaled $1.5 million, $2.1 million and $1.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. The liability for future remediation costs is evaluated on a quarterly basis. Actual costs to be incurred at identified sites in future periods may be greater than the estimates, given inherent uncertainties in evaluating environmental exposures.

Restrictions imposed by the Company’s credit facilities and outstanding notes may limit the Company’s ability to obtain additional financing or to pursue business opportunities.

The Company’s credit facilities and certain notes payable agreements contain a covenant requiring a maximum debt to capital ratio of 60%. In addition, certain notes payable agreements also contain a covenant requiring a minimum net worth of $475 million. These covenants limit the amount of debt the Company may incur, which could limit its ability to obtain additional financing or to pursue business opportunities. In addition, the Company’s ability to comply with these ratios may be affected by events beyond its control. A breach of any of these covenants or the inability to comply with the required financial ratios could result in a default under these credit facilities. In the event of any default under these credit facilities, the lenders under those facilities could elect to declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be due and payable, which would cause an event of default under the notes. This could, in turn, trigger an event of default under the cross-default provisions of the Company’s other outstanding indebtedness. At December 31, 2005, the Company was in compliance with these covenants with a debt to capital ratio of 50.4%, and a net worth of $993.9 million. The Company had $347.6 million in outstanding indebtedness containing these covenants at December 31, 2005.

Higher than expected claims under insurance policies, under which the Company retains a portion of the risk, could adversely impact results of operations and cash flows.

The Company retains a significant portion of the risk for property, workers' compensation, U.K. employers’ liability, automobile, general and product liability losses. Reserves have been recorded which reflect the undiscounted estimated liabilities for ultimate losses including claims incurred but not reported. Inherent in these estimates are assumptions that are based on the Company’s history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends. At December 31, 2005 and 2004, the Company had recorded liabilities of $102.3 million and $77.4 million, respectively, related to both asserted and unasserted insurance claims. Included in the balance at December 31, 2005 were $25.2 million of recognized liabilities covered by insurance carriers. There were no such liabilities recognized as of December 31, 2004 since there were no probable claim amounts in excess of the Company’s deductible limits. If actual claims are higher than those projected by management, an increase to the Company’s insurance reserves may be required and would be recorded as a charge to income in the period the need for the change was determined. Conversely, if actual claims are lower than those projected by management, a decrease to the Company’s insurance reserves may be required and would be recorded as a reduction to expense in the period the need for the change was determined.

The seasonality of the Company’s business may cause its quarterly results to fluctuate.

The Company has historically generated the majority of its cash flows in the third and fourth quarters (periods ending September 30 and December 31). This is a direct result of normally higher sales and income during the latter part of the year, as the Company’s business tends to follow seasonal patterns. If the Company is unable to successfully manage the cash flow and other effects of seasonality on the business, its financial condition and results of operations may be negatively affected. The Company’s historical revenue patterns and net cash provided by operating activities are included in Part I, Item 1, “Business.”

The Company's cash flows and earnings are subject to changes in interest rates.

The Company’s total debt as of December 31, 2005 was $1.0 billion. Of this amount, approximately 49.5% had variable rates of interest and 50.5% had fixed rates of interest. The weighted average interest rate of total debt was approximately 5.3%. At current debt levels, a one-percentage increase/decrease in variable interest rates would increase/decrease interest expense by approximately $5.0 million per year.

The future financial impact on the Company associated with the above risks cannot be estimated.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Information as to the principal plants owned and operated by the Company is summarized in the following table:

Location	Principal Products

Access Services Segment
Marion, Ohio	Access Equipment Maintenance
Dosthill, United Kingdom	Access Equipment Maintenance
Gas Technologies Segment
Lockport, New York	Valves
Niagara Falls, New York	Valves
Washington, Pennsylvania	Valves

Location	Principal Products
Bloomfield, Iowa	Propane Tanks
Fremont, Ohio	Propane Tanks
Jesup, Georgia	Propane Tanks
West Jordan, Utah	Propane Tanks
Harrisburg, Pennsylvania	High Pressure Cylinders
Huntsville, Alabama	High Pressure Cylinders
Beijing, China	Cryogenic Storage Vessels
Jesup, Georgia	Cryogenic Storage Vessels
Kosice, Slovakia	Cryogenic Storage Vessels
Shah Alam, Malaysia	Cryogenic Storage Vessels
Theodore, Alabama	Cryogenic Storage Vessels

Engineered Products and Services (“all other”) Category
Drakesboro, Kentucky	Roofing Granules/Abrasives
Gary, Indiana	Roofing Granules/Abrasives
Moundsville, West Virginia	Roofing Granules/Abrasives
Tampa, Florida	Roofing Granules/Abrasives
Brendale, Australia	Railroad Equipment
Fairmont, Minnesota	Railroad Equipment
Ludington, Michigan	Railroad Equipment
West Columbia, South Carolina	Railroad Equipment
Channelview, Texas	Industrial Grating Products
Leeds, Alabama	Industrial Grating Products
Queretaro, Mexico	Industrial Grating Products
East Stroudsburg, Pennsylvania	Process Equipment
Catoosa, Oklahoma	Heat Exchangers

The Company also operates the following plants which are leased:

Location	Principal Products
Access Services Segment
DeLimiet, Netherlands	Access Equipment Maintenance
Ratingen, Germany	Access Equipment Maintenance
Gas Technologies Segment
Cleveland, Ohio	Brass Castings
Pomona, California	Composite Cylinders
Engineered Products and Services (“all other”) Category
Memphis, Tennessee	Roofing Granules/Abrasives
Eastwood, United Kingdom	Railroad Equipment
Tulsa, Oklahoma	Industrial Grating Products
Garrett, Indiana	Industrial Grating Products
Catoosa, Oklahoma	Heat Exchangers
Sapulpa, Oklahoma	Heat Exchangers

The above listing includes the principal properties owned or leased by the Company. The Company also operates from a number of other smaller plants, branches, depots, warehouses and offices in addition to the above. The Company considers all of its properties at which operations are currently performed to be in satisfactory condition and suitable for operations.

Item 3. Legal Proceedings

Information regarding legal proceedings is included in Note 10, Commitments and Contingencies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data.”

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters that were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year covered by this Report.

Supplementary Item. Executive Officers of the Registrant (Pursuant to Instruction 3 to Item 401(b) of Regulation S-K)

Set forth below, as of March 13, 2006, are the executive officers (this excludes three corporate officers who are not deemed "executive officers" within the meaning of applicable Securities and Exchange Commission regulations) of the Company and certain information with respect to each of them. D. C. Hathaway, S. D. Fazzolari and R. C. Neuffer were elected to their respective offices effective January 24, 2006. G. D. H. Butler, M. E. Kimmel and S. J. Schnoor were elected to their respective offices effective April 26, 2005. All terms expire on April 26, 2006. There are no family relationships between any of the executive officers.

Name	Age	Principal Occupation or Employment

Executive Officers:

D. C. Hathaway	61
Chairman and Chief Executive Officer of the Corporation since January 24, 2006 and from January 1, 1998 to July 31, 2000. Served as Chairman, President and Chief Executive Officer from April 1, 1994 to December 31, 1997 and from July 31, 2000 to January 23, 2006 and as President and Chief Executive Officer from January 1, 1994 to April 1, 1994. Director since 1991. From 1991 to 1993, served as President and Chief Operating Officer. From 1986 to 1991 served as Senior Vice President-Operations of the Corporation. Served as Group Vice President from 1984 to 1986 and as President of the Dartmouth Division of the Corporation from 1979 until 1984.

S. D. Fazzolari	53
President, Chief Financial Officer and Treasurer of the Corporation effective January 24, 2006 and Director since January 2002. Served as Senior Vice President, Chief Financial Officer and Treasurer from August 24, 1999 to January 23, 2006 and as Senior Vice President and Chief Financial Officer from January 1998 to August 1999. Served as Vice President and Controller from January 1994 to December 1997 and as Controller from January 1993 to January 1994. Previously served as Director of Auditing from 1985 to 1993 and served in various auditing positions from 1980 to 1985.

G. D. H. Butler	59
Senior Vice President-Operations of the Corporation effective September 26, 2000 and Director since January 2002. Concurrently serves as President of the MultiServ and SGB Divisions. From September 2000 through December 2003, he was President of the Heckett MultiServ International and SGB Divisions. Was President of the Heckett MultiServ-East Division from July 1, 1994 to September 26, 2000. Served as Managing Director - Eastern Region of the Heckett MultiServ Division from January 1, 1994 to June 30, 1994. Served in various officer positions within MultiServ International, N. V. prior to 1994 and prior to the Company’s acquisition of that corporation in August 1993.

Name	Age	Principal Occupation or Employment

M. E. Kimmel	46
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

S. J. Schnoor	52
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

R. C. Neuffer	63
President of the Engineered Products and Services business group since his appointment on January 24, 2006. Previously, he led the Patterson-Kelley, IKG Industries and Air-X-Changers units as Vice President and General Manager since 2004. In 2003, he was Vice President and General Manager of IKG Industries and Patterson-Kelley. Between 1997 and 2002, he was Vice President and General Manager of Patterson-Kelley. Mr. Neuffer joined Harsco in 1991.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Harsco Corporation common stock is listed on the New York and Pacific Stock Exchanges, and also trades on the Boston and Philadelphia Exchanges under the symbol HSC. At the end of 2005, there were 41,783,176 shares outstanding. In 2005, the Company’s common stock traded in a range of $49.87 to $70.57 and closed at $67.51 at year-end. At December 31, 2005 there were approximately 17,400 stockholders. There are no significant limitations on the payment of dividends included in the Company’s loan agreements. For additional information regarding Harsco common stock market price and dividends declared, see Dividend Action under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Common Stock Price and Dividend Information under Part II, Item 8, "Financial Statements and Supplementary Data.” For additional information on the Company’s equity compensation plans see Part III, Item 11, “Executive Compensation.”

(c). Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1, 2005 - October 31, 2005	—	—	—	1,000,000
November 1, 2005 - November 30, 2005	—	—	—	1,000,000
December 1, 2005 - December 31, 2005	—	—	—	1,000,000
Total	—	—	—

The Company’s share repurchase program was extended by Board of Directors in November 2005. The program authorizes the repurchase of up to 1,000,000 shares of the Company’s common stock and expires January 31, 2007.

Item 6. Selected Financial Data

Five-Year Statistical Summary

(In thousands, except per share, employee information and percentages)	2005 (a)	2004	2003	2002	2001
Income Statement Information
Revenues from continuing operations	$2,766,210	$2,502,059	$2,118,516	$1,976,732	$2,025,163
Income from continuing operations	156,750	113,540	86,999	88,410	74,642
Income (loss) from discontinued operations	(93)	7,671	5,218	1,696	(2,917)
Net income	156,657	121,211	92,217	90,106	71,725
Financial Position and Cash Flow Information
Working capital	$352,620	$346,768	$269,276	$228,552	$231,156
Total assets	2,975,804	2,389,756	2,138,035	1,999,297	2,090,766
Long-term debt	905,859	594,747	584,425	605,613	720,133
Total debt	1,009,888	625,809	613,531	639,670	762,115
Depreciation and amortization	198,065	184,371	168,935	155,661	176,531
Capital expenditures	290,239	204,235	143,824	114,340	156,073
Cash provided by operating activities	315,279	270,465	262,788	253,753	240,601
Cash used by investing activities	(645,185)	(209,602)	(144,791)	(53,929)	(125,213)
Cash provided (used) by financing activities	369,325	(56,512)	(125,501)	(205,480)	(99,190)
Ratios
Return on sales(b)	5.7%	4.5%	4.1%	4.5%	3.7%
Return on average equity(c)	16.7%	13.8%	12.2%	12.6%	11.1%
Current ratio	1.5:1	1.6:1	1.5:1	1.5:1	1.5:1
Total debt to total capital(d)	50.4%	40.6%	44.1%	49.8%	52.6%
Per Share Information
Basic - Income from continuing operations	$3.76	$2.76	$2.14	$2.19	$1.87
- Income (loss) from discontinued operations	—	0.19	0.13	0.04	(0.07)
- Net income	$3.76	$2.95	$2.27	$2.23	$1.80
Diluted - Income from continuing operations	$3.73	$2.73	$2.12	$2.17	$1.86
- Income (loss) from discontinued operations	—	0.18	0.13	0.04	(0.07)
- Net income	$3.72 (e )	$2.91	$2.25	$2.21	$1.79
Book value	$23.79	$22.07	$19.01	$15.90	$17.16
Cash dividends declared	1.225	1.125	1.0625	1.0125	0.97
Other Information
Diluted average number of shares outstanding	42,080	41,598	40,973	40,680	40,066
Number of employees	21,000	18,500	17,500	17,500	18,700
Backlog from continuing operations (f)	$275,790	$243,006	$186,222	$157,777	$214,124

(a)
Includes the Northern Hemisphere mill services operations of Brambles Industrial Services (BISNH) acquired December 29, 2005 (Mill Services) and Hünnebeck Group GmbH acquired November 21, 2005 (Access Services).

(b)	“Return on sales” is calculated by dividing income from continuing operations by revenues from continuing operations.
(c)	“Return on average equity” is calculated by dividing income from continuing operations by quarterly weighted-average equity.
(d)	“Total debt to total capital” is calculated by dividing the sum of debt (short-term borrowings and long-term debt including current maturities) by the sum of equity and debt.
(e)	Does not total due to rounding.
(f)
Excludes the estimated amount of long-term mill service contracts, which had estimated future revenues of $4.3 billion at December 31, 2005. Also excludes backlog of the Access Services Segment and the roofing granules and slag abrasives business. These amounts are generally not quantifiable due to the nature and timing of the products and services provided.

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

Forward-Looking Statements
The nature of the Company’s business and the many countries in which it operates subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. In accordance with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary remarks regarding important factors which, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. Forward-looking statements contained herein could include statements about our management confidence and strategies for performance; expectations for new and existing products, technologies, and opportunities; and expectations regarding growth, sales, cash flows, earnings and Economic Value Added (EVA®). These statements can be identified by the use of such terms as “may,” “could,” “expect,” “anticipate,” “intend,” “believe,” or other comparable terms.

Factors which could cause results to differ include, but are not limited to: (1) changes in the worldwide business environment in which the Company operates, including general economic conditions; (2) changes in currency exchange rates, interest rates and capital costs; (3) changes in the performance of stock and bond markets that could affect the valuation of the assets in the Company’s pension plans and the accounting for pension assets, liabilities and expenses; (4) changes in governmental laws and regulations, including taxes and import tariffs; (5) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services and technologies; (6) unforeseen business disruptions in one or more of the many countries in which the Company operates due to political instability, civil disobedience, armed hostilities or other calamities; and (7) other risk factors listed from time to time in the Company's SEC reports. A further discussion of these, along with other potential factors can be found in Part I, Item 1A, “Risk Factors,” of this Form 10-K. The Company cautions that these factors may not be exhaustive and that many of these factors are beyond the Company’s ability to control or predict. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company undertakes no duty to update forward-looking statements.

Executive Overview
The Company’s 2005 revenues were a record $2.8 billion. This is an increase of $0.3 billion or 11% over 2004. Income from continuing operations was a record $156.8 million for 2005 compared with $113.5 million in 2004, an increase of 38%. Diluted earnings per share from continuing operations were a record $3.73 for 2005, a 37% increase from 2004.

All four of the Company’s operating groups showed improved full-year results over the prior year. The 2005 results were led by the Access Services Segment and the Engineered Products and Services (“all other”) Category as a result of strong end-markets, margin improvements and share gains. The Mill Services Segment delivered increased sales and operating income despite essentially flat global steel production (excluding China), higher fuel costs and the timing of new contract signings. The Gas Technologies Segment experienced some moderating raw material cost inflation, in several product lines, that benefited operating income compared with 2004. Additionally, in the fourth quarter of 2005, the Company completed two strategic bolt-on acquisitions, one in the Access Services Segment on November 21 (Hünnebeck Group GmbH), and one in the Mill Services Segment on December 29 (the Northern Hemisphere mill services operations of Brambles Industrial Services (“BISNH”)).

During 2005, the Company had record net cash provided by operating activities of $315.3 million, a 17% increase over the $270.5 million achieved in 2004. For 2006, the Company has set a target of $400 million for net cash provided by operating activities, a 27% increase over the 2005 record level. The Company’s cash flows are further discussed in the Liquidity and Capital Resources section.

The record revenue, income from continuing operations and diluted earnings per share from continuing operations for 2005 demonstrate the balance and geographic diversity of the Company’s operations. The Company’s Mill Services, Access Services and Gas Technologies Segments, as well as the Engineered Products and Services (“all other”) Category all delivered improved results. This operating balance and geographic diversity provides a broad foundation for future growth opportunities and a hedge against normal changes in economic and industrial cycles.

Segment Overview
Revenues for 2005 for the Mill Services Segment were $1.1 billion compared with $1.0 billion in 2004, a 6% increase. Operating income increased by 4% to $109.6 million, from $105.5 million in 2004. Operating margins for this Segment decreased by 30 basis points to 10.3% from 10.6% in 2004 due to higher energy costs and production cutbacks in the last half of 2005 by certain steel mill customers. A benefit from the gain on the sale of certain assets related to exiting an underperforming contract was mostly offset by the impact of higher severance costs. This Segment accounted for 38% of the Company’s revenues and 41% of the operating income for 2005.

The Access Services Segment’s revenues in 2005 were $788.8 million compared with $706.5 million in 2004, a 12% increase. Operating income increased by 68% to $74.7 million, from $44.5 million in 2004. Operating margins for the Segment improved by 320 basis points to 9.5% from 6.3% in 2004. These improvements were due to increased rental equipment utilization; better non-residential construction market conditions; market share gains; improved pricing, particularly in the United States; and $5.4 million of pre-tax gains from the disposal of assets related to the closing of a branch location and the sale of the Youngman light-access manufacturing business. This Segment accounted for 29% of the Company’s revenues and 28% of the operating income for 2005. Improved performance was achieved by both the international and domestic Access Services operations.

The Gas Technologies Segment’s revenues in 2005 were $370.2 million compared with $339.1 million in 2004, a 9% increase. Operating income increased by 24% to $17.9 million, from $14.4 million in 2004. The increased revenues in 2005 were led by the industrial cylinder and cryogenics equipment businesses. As expected, operating income and margins were positively affected in 2005 by moderating commodity cost increases, particularly steel, compared with 2004. This Segment accounted for 13% of the Company’s revenues and 7% of the operating income for 2005.

Four of the five businesses in the Engineered Products and Services (“all other”) Category contributed higher revenues, operating income and operating margins in 2005 compared with 2004. The railway track maintenance services and equipment business delivered record revenues in 2005 through increased contracting services activity and strong equipment and repair parts sales. The air-cooled heat exchangers business also experienced improved market conditions that have resulted in increased volumes and backlogs. The industrial grating products business had improved revenues and operating income due to increased demand (partially due to the effects of Hurricanes Katrina and Rita) and, to a lesser extent, higher prices and an improved product mix. The roofing granules and abrasives business and the boiler and process equipment business delivered solid performances in 2005, consistent with the prior year.

The positive effect of foreign currency translation increased 2005 consolidated revenues by $14.8 million and pre-tax income by $3.1 million when compared with 2004.

Outlook Overview
The Company’s operations span several industries and products as more fully discussed in Part I, Item 1, “Business.” On a macro basis, the Company is affected by worldwide steel mill production and capacity utilization; non-residential construction and industrial maintenance activities; industrial production volume; and the general business trend towards the outsourcing of services. The overall outlook for 2006 continues to be positive for these business drivers.

The Company’s Mill Services Segment expects to benefit from gradually increasing steel production at mills served by the Company, new contract signings and a full year of accretion from the December 29, 2005 acquisition of BISNH. However, the Company also expects to experience continued increased energy costs that may have a negative effect on operating margins, to the extent these costs cannot be passed to customers.

Both domestic and international Access Services activity remains strong. Although the sale of the Youngman light-access manufacturing business in late 2005 will modestly affect 2006 revenues, improvements to operating performance in 2006 for the Segment are expected to be led by a full-year of accretion from the November 21, 2005 Hünnebeck acquisition; increased non-residential construction spending and industrial maintenance activity in the Company’s major markets; continued development of new markets; further market penetration from new products; product cross-selling opportunities among the markets served by the three Access Services businesses; and cost reduction opportunities through consolidated procurement initiatives.

In the Gas Technologies Segment for 2006, demand for industrial cylinders and cryogenics equipment is expected to show continued improvement. The propane business is expected to return to a more normal business cycle in comparison to the prior two years, and an overall improvement in the valves business is expected. International operations are expected to continue to perform well. However, the risk remains that certain commodity cost inflation and the availability of certain raw materials could adversely affect this Segment’s results.

The outlook for the Engineered Products and Services (“all other”) Category remains positive for 2006. The Company’s railway track maintenance services and equipment business’ income and margins are expected to continue to benefit from the shift toward contract services, with several major contracts scheduled to start in 2006. The air-cooled heat exchangers business is expected to continue to benefit from strong end-market demand due to increased natural gas drilling and transmission. While not expecting a repeat of the same level of benefits from post-Katrina rebuilding experienced in the second half of 2005, the industrial grating products business is expected to post another year of solid, stable results in 2006, as are the roofing granules and abrasives and the boiler and process equipment businesses.

The stable or improved market conditions for most of the Company’s services and products and the significant investments made for acquisitions and growth-related capital expenditures provide a solid base for achieving the Company’s stated objective of growth in diluted earnings per share from continuing operations in 2006.

Revenues by Region
	Total Revenues Twelve Months Ended December 31		Percentage Growth From 2004 to 2005
(Dollars in millions)	2005	2004	Volume	Currency	Total
North America	$1,219.8	$1,103.7	10.2%	0.3%	10.5%
Europe	1,109.1	1,018.1	9.6	(0.7)	8.9
Middle East and Africa	153.7	137.7	10.9	0.7	11.6
Latin America	149.2	122.9	9.9	11.5	21.4
Asia/Pacific	134.4	119.7	9.8	2.5	12.3
Total	$2,766.2	$2,502.1	10.0%	0.6%	10.6%

2005 Highlights
The following significant items impacted the Company overall during 2005 in comparison with 2004:

Company Wide:
•
Strong worldwide economic activity benefited the Company in 2005. This included increased access equipment sales and rentals, especially in the U.S., Middle East and Europe; increased global demand for railway track maintenance services and equipment; and increased demand for air-cooled heat exchangers, industrial cylinders, cryogenics equipment and industrial grating products. During the first half of 2005, the Company’s Mill Services Segment benefited from strong steel production activity; however, during the second half of 2005, steel production at certain mills served by this Segment declined, negatively impacting results.

•
As expected, during 2005, the Company experienced an overall leveling-off of commodity cost increases (particularly steel); however, fuel and energy-related costs and certain other commodity costs continued to increase. To the extent that such costs cannot be passed to customers in the future, operating income may be adversely affected. The Company uses the last-in, first-out (LIFO) method of inventory accounting for most of its manufacturing businesses. LIFO matches the most recently incurred costs with current revenues by charging cost of goods sold with the costs of goods most recently acquired or produced. In periods of rising prices, reported costs under LIFO are generally greater than under the first-in, first-out (FIFO) method. Based on current economic forecasts, cost inflation for certain commodities used by the Company is expected to increase slightly in 2006, although fuel and energy-related costs are expected to continue to increase at a higher rate. However, there can be no assurance that will occur.

•
Total pension expense for 2005 decreased $1.7 million from 2004. Defined benefit pension expense for 2005 decreased approximately $3.8 million from 2004 due to plan structural changes implemented in recent years. During 2005, the defined benefit pension expense decrease was partially offset by increases of approximately $1.5 million and $0.7 million in defined contribution plan and multi-employer plan expenses, respectively. The Company is currently taking additional actions to further reduce pension expense volatility. This is more fully discussed in the Outlook, Trends and Strategies section.

•
Net Other expenses for 2005 included $9.7 million in net gains on the sale of non-core assets, mostly offset by $9.1 million in employee termination benefit costs. This compares with $1.5 million in net gains on the sale of assets and $3.9 million in employee termination benefit costs in 2004.

•
During 2005, international sales and income were 58% and 67%, respectively, of total sales and income. This compares with the 2004 levels of 58% of sales and 69% of income. The international percentages are expected to increase in 2006 as a result of the late-2005 Hünnebeck and BISNH acquisitions.

Mill Services Segment:
(Dollars in millions)	2005	2004
Revenues	$1,060.4	$997.4
Operating income	109.6	105.5
Operating margin percent	10.3%	10.6%

Mill Services Segment - Significant Impacts on Revenues:	(In millions)
Revenues - 2004	$997.4
Increased volume and new business	42.0
Benefit of positive foreign currency translation	17.0
Acquisition - (principally Evulca SAS in France) (a)	4.0
Revenues - 2005	$1,060.4

(a)	Since BISNH was acquired on December 29, 2005, it did not have a significant effect on 2005 operations.

Mill Services Segment - Significant Impacts on Operating Income:
•
Operating income for 2005 increased slightly as a result of increased pricing for certain contracts and new business, particularly in Europe and Brazil, mostly offset by increased operating costs (as noted below) and reduced volume in South Africa and North America during the majority of 2005.

•	Compared with 2004, the Segment’s operating income and margins in 2005 were negatively impacted by increased fuel and energy-related costs of approximately $13 million.
•
Selling, general and administrative costs increased $5.4 million for 2005 (including approximately $1.1 million related to foreign currency translation). These increases related primarily to increased compensation costs.

•	The benefit of positive foreign currency translation in 2005 resulted in increased operating income of $2.1 million compared with 2004.

Access Services Segment:
(Dollars in millions)	2005	2004
Revenues	$788.8	$706.5
Operating income	74.7	44.4
Operating margin percent	9.5%	6.3%

Access Services Segment - Significant Impacts on Revenues:	(In millions)
Revenues - 2004	$706.5
Net increased volume (mostly U.S., Middle East and Continental Europe)	72.0
Net effect of acquisitions and divestitures (Hünnebeck and SGB Raffia in Australia (acquired in April 2004)) offset by the Youngman light-access manufacturing unit divestiture)	12.5
Impact of negative foreign currency translation	(2.8)
Other	0.6
Revenues - 2005	$788.8

Access Services Segment - Significant Impacts on Operating Income:
•
In 2005, there was a continued strengthening in the U.S. non-residential construction markets that started in the latter half of 2004. During 2005, the value of rental equipment on customer job sites was at an all-time high. This had a positive effect on volume (particularly equipment rentals) which caused overall margins in the U.S. to improve. Equipment rentals, particularly in the construction sector, provide the highest margins for this Segment.

•
The international access services business continued to increase outside the U.K., predominantly in the Middle East and Europe, due to certain on-going large projects as well as the Hünnebeck acquisition. During 2005, the international operations outside of the U.K. had $305.3 million in revenues and $45.5 million in operating income. This compares with $231.5 million in revenues and $29.9 million in operating income for 2004.

•
During 2005, the Segment was favorably affected by pre-tax income of $5.4 million from the disposal of assets related to the closing of a branch location and the sale of the Youngman light-access manufacturing unit. During 2004, only $1.1 million of similar benefits occurred.

•	Lower pension expense in 2005 increased operating income by approximately $5.0 million when compared with 2004.
•	The net effect of acquisitions and divestitures had a positive effect on 2005 operating income and margins, with the Hünnebeck business contributing income during it first full month of operation.
•	The benefit of positive foreign currency translation in 2005 for this Segment resulted in increased operating income of $0.9 million when compared with 2004.

Gas Technologies Segment:
(Dollars in millions)	2005	2004
Revenues	$370.2	$339.1
Operating income	17.9	14.4
Operating margin percent	4.8%	4.2%

Gas Technologies Segment - Significant Impacts on Revenues:	(In millions)
Revenues - 2004	$339.1
Increased demand for cryogenics equipment and industrial cylinders	25.3
Increased demand for composite-wrapped cylinders and certain valves	8.1
Decreased sales of propane tanks (due to customers accelerating purchases in 2004 to avoid price increases)	(2.0)
Other	(0.3)
Revenues - 2005	$370.2

Gas Technologies Segment - Significant Impacts on Operating Income:
•
Operating income increased in 2005 compared with 2004 due mainly to moderating commodity cost increases, particularly steel. Since this Segment accounts for the majority of its U.S. inventory using the last-in, first-out (LIFO) method, this moderation of commodity costs has resulted in improved operating income.

•	The international businesses, in Europe and, to a lesser extent, Asia, contributed significantly to the increased performance of the cryogenics business during 2005 compared with 2004.
•
Higher operating income in 2005 for composite-wrapped cylinders was due to increased shipments of natural gas vehicle (NGV) cylinders, partially offset by an unfavorable product mix and higher raw material costs for carbon fiber and aluminum.

•	Higher operating income for industrial cylinders was due to increased demand and selling price increases, partially offset by higher energy-related and steel costs.
•
Increased costs and an unfavorable product mix in the valves business negatively impacted operating income in 2005 compared with 2004. A strategic action plan has been implemented to improve the results of the valves business. This plan is further discussed in the Outlook, Trends and Strategies section.

•
As expected, the propane business had decreased revenues and operating income in 2005 when compared with 2004. As indicated last year, there was increased demand for propane tanks in 2004 driven by customers accelerating purchases in anticipation of future price increases due to higher steel prices.

•	Foreign currency translation in 2005 did not have a material impact on operating income for this Segment compared with 2004.

Engineered Products and Services (“all other”) Category:
(Dollars in millions)	2005	2004
Revenues	$546.9	$459.1
Operating income	69.7	47.0
Operating margin percent	12.7%	10.2%

Engineered Products and Services (“all other”) Category - Significant Impacts on Revenues:	(In millions)
Revenues - 2004	$459.1
Railway track services and equipment	38.0
Air-cooled heat exchangers	32.2
Industrial grating products	12.4
Boiler and process equipment	3.3
Roofing granules and abrasives	1.4
Benefit of positive foreign currency translation	0.5
Revenues - 2005	$546.9

Engineered Products and Services (“all other”) Category - Significant Impacts on Operating Income:
•
Higher operating income in 2005 (including a record third quarter) in comparison to 2004 for the railway track maintenance services and equipment business was due principally to increased rail equipment sales (principally to international customers), international contract services and repair parts sales. This was partially offset by increased engineering costs; selling, general and administrative expenses; and Other expenses related to employee termination benefit costs.

•	Operating income for the air-cooled heat exchangers business improved in 2005 due to increased volume resulting from an improved natural gas market.
•
Increased 2005 operating income for the industrial grating products business was due principally to reduced commodity costs; increased demand (partially due to the effects of Hurricanes Katrina and Rita); and, to a lesser extent, increased prices and an improved product mix.

•	The boiler and process equipment business delivered improved 2005 results due to improved revenues from the new-generation Mach boilers.
•
Strong demand for roofing granules and abrasives again resulted in sustained levels of profitable results for that business in 2005, consistent with prior periods. This is despite difficulty throughout the third and fourth quarters of 2005 in obtaining rail cars to deliver its products, and, to a lesser extent, higher energy costs.

•	The impact of positive foreign currency translation in 2005 resulted in decreased operating income of $0.2 million for this Category when compared with 2004.

Outlook, Trends and Strategies
Looking to 2006 and beyond, the following significant items, trends and strategies are expected to affect the Company in comparison with 2005:

Company Wide:
•
The Company will continue its focus on expanding the higher-margin industrial services businesses, with a particular emphasis on growing the Mill Services Segment, Access Services Segment and railway services through the provision of additional services to existing customers, new contracts in both mature and emerging markets and strategic acquisitions such as the 2005 Hünnebeck and BISNH acquisitions in the Access Services and Mill Services Segments, respectively.

•
A greater focus on corporate-wide expansion into China is expected in 2006 and beyond. The opening of a representative office in Beijing in the fourth quarter of 2005 has provided a local presence to pursue new business opportunities for all operating units of the Company.

•
The continued growth of the Chinese steel industry could impact the Company in several ways. Increased steel mill production in China may provide additional service opportunities for the Mill Services Segment. However, increased Chinese steel exports could result in lower steel production in other parts of the world affecting the Company’s customer base. Additionally, although certain commodity cost increases (e.g., steel) have stabilized in 2005, continued increased Chinese economic activity may result in increased commodity costs in the future, which may adversely affect the Company’s manufacturing businesses. The potential impact of these risks is currently unknown.

•
Fuel and energy costs increased approximately $18 million in 2005 compared with 2004. Should these costs continue to rise, the Company’s operating costs would further increase and profitability would decline to the extent that such costs cannot be passed to customers.

•
Foreign currency translation had an overall favorable effect on the Company’s sales and income during 2005 (although during the fourth quarter it was negative), but a negative impact on Stockholders’ equity as a result of translation adjustments. Should the U.S. dollar continue to strengthen, particularly in relationship to the euro or British pound sterling, the impact on the Company would generally be negative in terms of reduced sales, income and Stockholders’ equity.

•
The Company will continue to focus on improving Economic Value Added (EVA®). Under this program, the Company evaluates strategic investments based upon the investment’s economic profit. EVA equals after-tax operating profits less a charge for the use of the capital employed to create those profits (only the service cost portion of defined benefit pension expense is included for EVA purposes). Therefore, value is created when a project or initiative produces a return above the cost of capital.

•	A record $400 million in net cash provided by operating activities has been targeted for 2006.
•
Controllable cost reductions and continuous process improvement initiatives across the Company are targeted to further enhance margins for most businesses. These initiatives include improved supply chain management; additional outsourcing in the manufacturing businesses; and an added emphasis on corporate-wide procurement initiatives. The Company will use its increased size and leverage due to recent acquisitions to reduce vendor costs and focus on additional opportunities for cost reductions via procurement in low-cost countries such as China.

•
Total pension expense (defined benefit, defined contribution and multi-employer) for 2006 is expected to approximate the 2005 level, or be slightly lower. In the U.K., pension expense is expected to decline in 2006 due to the significant level (approximately $20 million in the past 18 months) of voluntary cash contributions to the defined benefit pension plan and the improved 2005 performance of the plan’s assets. Domestically, the majority of the twenty-year amortization of the transition asset (from the initial implementation of SFAS No. 87 in 1986) will cease during 2006. The elimination of this benefit is projected to increase domestic defined-benefit pension expense by approximately $1.0 million when compared with 2005. The Company’s pension committee continues to evaluate alternative strategies to further mitigate overall pension expense including the on-going evaluation of investment fund managers’ performance; the balancing of plan assets and liabilities; the risk assessment of all multi-employer pension plans; the possible merger of certain plans; the consideration of incremental cash contributions to certain plans; and other changes that will mitigate future volatility and expense.

•
Changes in worldwide interest rates could have a greater effect on the Company’s overall interest expense as currently approximately 50% of the Company’s borrowings are at variable interest rates (in comparison to approximately 12% at December 31, 2004). The Company is considering refinancing certain variable interest-rate borrowings at longer-term fixed rates to reduce potential volatility. However, this may increase short-term interest expense as currently, longer-term fixed interest rates are higher than variable shorter-term interest rates.

•
On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law.  The AJCA includes a deduction of 85% for certain international earnings that are repatriated, as defined in the AJCA, to the U.S.  The Company completed its evaluation of the repatriation provisions of the AJCA and repatriated qualified earnings of approximately $24 million in the fourth quarter of 2005.  This resulted in the Company receiving a one-time income tax benefit of approximately $2.7 million during the fourth quarter of 2005.  In 2006, the effective income tax rate for continuing operations is expected to approximate 33%. This compares with an effective income tax rate of 28.1% in 2005.  The difference is primarily due to the one-time tax benefit from the AJCA as indicated above and, consistent with the Company’s strategic plan of investing for growth, the Company designated certain international earnings as permanently reinvested which resulted in a one-time income tax benefit of $3.6 million.

Mill Services Segment:
•
To maintain pricing levels, a more disciplined steel industry has been adjusting production levels to bring inventories in-line with current demand.  Based on current market conditions and industry reports, the Company expects global steel production to increase in 2006.

•	The increased energy-related costs this Segment experienced during 2005 are expected to persist through 2006. However, given the volatility of such costs, the effect cannot be quantified.
•
The Company will be placing significant emphasis on improving operating margins of this Segment. Specific plans for 2006 include global procurement initiatives, process improvement programs, maintenance best practices programs and executing its reorganization plan.

•	The BISNH acquisition will provide increased sales and income for this Segment.
•
Further consolidation in the global steel industry is also possible.  Should transactions occur involving some of the steel industry’s larger companies that are customers of the Company, it would result in an increase in concentration of credit risk for the Company. If a large customer were to experience financial difficulty, or file for bankruptcy protection, it could adversely impact the Company’s income, cash flows and asset valuations. As part of its credit risk management practices, the Company is developing strategies to mitigate this increased concentration of credit risk.

Access Services Segment:
•	Both the international and domestic Access Services businesses are expected to show continued improvement during 2006.
•
In 2005, the Youngman light-access manufacturing unit was sold and certain large customer projects in the U.K. and Middle East are close to completion, which will eliminate the associated revenue. In 2006, these decreases are expected to be offset by increased sales and income from the Hünnebeck acquisition and through the further development of core activities. Additionally, the sale of the Youngman unit will allow for greater focus on the more profitable rental business.

•
U.S. non-residential construction activity continued to improve in 2005 and the overall market outlook remains positive. Various industry sources are currently forecasting continued growth for U.S. non-residential construction during 2006. Additionally, new product line additions should assist with growth in North America.

Gas Technologies Segment:
•
Although cost inflation for steel and certain commodities moderated in 2005, worldwide supply and demand for steel, aluminum and the availability of carbon fiber used to manufacture filament-wound composite cylinders could have adverse effects on future raw material costs and this Segment’s ability to obtain the necessary raw materials. Additionally, the price of brass, a raw material used for certain valves production, continued to increase during 2005, despite expectations that it would moderate. Should brass prices continue to increase in 2006, this could result in reduced operating income for certain products to the extent that such costs cannot be passed along to customers.

•
Weak market conditions and increased costs impacted the valves business during 2005.  A comprehensive strategic plan was developed and is currently being executed to mitigate these conditions.  The plan includes the following: a new senior management team; development and marketing of new products; focus on an expanded international customer base; consolidating certain manufacturing process; process improvements within the manufacturing operations including outsourcing; and optimization of the organizational structure of the business. If the conditions encountered during 2005 persist, despite execution of the strategic action plan, the valuation of this business could be negatively impacted.

•	Despite a decline in 2005, the propane business is expected to improve in 2006, as it returns to its more normal business cycle.
•	The industrial cylinder and cryogenics equipment businesses are expected to show continued improved performance in 2006.

Engineered Products and Services (“all other”) Category:
•
International demand for the railway track maintenance services and equipment business’ products and services has been strong and is expected to remain so in 2006. However, on a comparative basis, 2006 sales are expected to be less than 2005 due to the shipment of several large machine orders in 2005. Despite this expected decrease in sales, operating income is expected to increase due to increased volume of higher-margin industrial services and manufacturing process improvements and efficiencies that are expected to improve margins on a long-term basis. Additionally, higher-margin international equipment sales will continue to be pursued by this business.

•
The industrial grating business is expected to sustain its current levels of sales and operating income for 2006. It is expected that the incremental business received in 2005, as a result of recent hurricanes, will be replaced with new market opportunities.

•
Although cost inflation for steel and certain commodities started to moderate in 2005, worldwide supply and demand for steel could have an adverse effect on raw material costs and the ability to obtain the necessary raw materials for most businesses in this Category.

•
Consistent, sustained profitable results are expected from the roofing granules and abrasives business, although increased energy costs could impact margins. This business is pursuing the use of more energy-efficient equipment to help mitigate the increased energy-related costs.

•	Due to an improving natural gas market and additional North American opportunities, demand for air-cooled heat exchangers is expected to remain strong for 2006.

Results of Operations for 2005, 2004 and 2003

(Dollars are in millions, except per share information and percentages)	2005	2004	2003
Revenues from continuing operations	$2,766.2	$2,502.1	$2,118.5
Cost of services and products sold	2,099.4	1,916.4	1,604.4
Selling, general and administrative expenses	393.2	368.4	330.0
Other expenses	2.0	4.9	7.0
Operating income from continuing operations	268.9	209.8	173.9
Interest expense	41.9	41.1	40.5
Income tax expense from continuing operations	64.8	49.0	41.7
Income from continuing operations	156.8	113.5	87.0
Income/(loss) from discontinued operations	(0.1)	7.7	5.2
Net income	156.7	121.2	92.2
Diluted earnings per common (continuing operations)	3.73	2.73	2.12
Diluted earnings per common share	3.72	2.91	2.25
Effective income tax rate for continuing operations	28.1%	28.6%	30.7%
Consolidated effective income tax rate	28.1%	29.1%	31.0%

Comparative Analysis of Consolidated Results

Revenues

2005 vs. 2004
Revenues for 2005 increased $264.1 million or 11% from 2004, to a record level. This increase was attributable to the following significant items:

In millions	Change in Revenues 2005 vs. 2004
$ 72.5
Net increased revenues in the Access Services Segment due principally to improved markets in the North America and the strength of the international business, particularly in the Middle East and Europe (excluding the net effect of acquisitions and divestitures).

41.9	Net increased volume, new contracts and price changes in the Mill Services Segment (excluding acquisitions).
38.0
Net increased revenues in the railway track maintenance services and equipment business due to increased contract services (principally in the U.K.), rail equipment sales (primarily to international customers) and repair part sales.

32.2	Increased revenues of the air-cooled heat exchangers business due to an improved natural gas market.
31.0
Net increased revenues in the Gas Technologies Segment due principally to improved market conditions for industrial cylinders, cryogenics equipment and composite-wrapped cylinders, partially offset by slightly decreased demand for propane tanks. The decrease in propane tank sales was due to customers accelerating purchases in 2004 to avoid anticipated price increases due to commodity cost inflation.

16.5	Net effect of business acquisitions and divestitures. Increased revenues of $4.0 and $12.5 million in the Mill Services and Access Services Segments, respectively.
14.8	Effect of foreign currency translation.
12.4
Increased revenues of the industrial grating products business due to increased demand (partially due to the effects of Hurricanes Katrina and Rita) and, to a lesser extent, increased prices and a more favorable product mix.

4.8	Other (minor changes across the various units not already mentioned).
$ 264.1	Total Change in Revenues 2005 vs. 2004

2004 vs. 2003
Revenues for 2004 increased $383.5 million or 18% from 2003, to a record level at that time. This increase was attributable to the following significant items:

In millions	Change in Revenues 2004 vs. 2003
$ 108.9	Effect of foreign currency translation.
83.1	Net increased volume, new contracts and price changes in the Mill Services Segment.
43.5
Net increased revenues in the Gas Technologies Segment due principally to improved market conditions and selling price increases, partially offset by decreased demand for liquid propane gas (LPG) valves in the patio grill market and for composite-wrapped cylinders.

36.1	Effect of business acquisitions. Increased revenues of $27.5 and $8.6 million in the Mill Services and Access Services Segments, respectively.
33.6	Net increased revenues in the railway track maintenance services and equipment business due principally to rail equipment sales and, to a lesser extent, contract services.
33.4	Net increased revenues in the Access Services Segment due principally to the strength of the concrete forming business, particularly in the Middle East and U.K.
20.1	Increased revenues of the industrial grating products business due to increased demand and a focus on higher-margin standard product orders.
18.9	Increased revenues of the air-cooled heat exchangers business due to improved natural gas markets.
5.9	Other (minor changes across the various units not already mentioned).
$ 383.5	Total Change in Revenues 2004 vs. 2003

Cost of Services and Products Sold

2005 vs. 2004
Cost of services and products sold for 2005 increased $183.0 million or 10% from 2004, slightly lower than the 11% increase in revenues. This increase was attributable to the following significant items:

In millions	Change in Cost of Services and Products Sold 2005 vs. 2004
$ 177.8	Increased costs due to increased revenues (exclusive of the effect of foreign currency translation and business acquisitions and including the impact of increased costs included in selling prices).
12.7	Effect of foreign currency translation.
4.1	Net effect of business acquisitions and divestitures.
(11.6)
Other (due to product mix; stringent cost controls; process improvements; and minor changes across the various units not already mentioned; partially offset by increased fuel and energy-related costs).

$ 183.0	Total Change in Cost of Services and Products Sold 2005 vs. 2004

2004 vs. 2003
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

Selling, General and Administrative Expenses

2005 vs. 2004
Selling, general and administrative expenses for 2005 increased $24.8 million or 7% from 2004, less than the 11% increase in revenues. This increase was attributable to the following significant items:

In millions	Change in Selling, General and Administrative Expenses 2005 vs. 2004
$ 6.5
Increased employee compensation expense due to salary increases, increased payroll taxes and employee incentive plan increases due to improved performance, partially offset by decreased defined benefit pension expense.

5.6	Net effect of business acquisitions and dispositions.
3.5	Increased sales commission expense due to increased revenues.
1.9	Increased costs on a comparative basis due to income generated by the termination of postretirement benefit plans in 2004 that were not repeated in 2005.
1.4	Increased travel expenses.
1.0	Increased professional fees due to special projects.
0.4	Effect of foreign currency translation.
4.5	Other (including energy-related costs and the cost of new technology projects).
$ 24.8	Total Change in Selling, General and Administrative Expenses 2005 vs. 2004

2004 vs. 2003
Selling, general and administrative expenses for 2004 increased $38.4 million or 12% from 2003, less than the 18% increase in revenues. This increase was attributable to the following significant items:

In millions	Change in Selling, General and Administrative Expenses 2004 vs. 2003
$ 17.9	Effect of foreign currency translation.
5.4	Increased professional fees due to higher external auditor fees (related to Sarbanes-Oxley Section 404) and increased consulting and legal expense.
4.4	Increased sales commission expense due to increased revenues.
4.2	Increased pension expense in the Access Services Segment
1.7	Effect of business acquisitions - principally SGB Raffia in Australia
4.8	Other (including energy-related costs partially offset by process improvements and reorganization efforts).
$ 38.4	Total Change in Selling, General and Administrative Expenses 2004 vs. 2003

Other Expenses

This income statement classification includes impaired asset write-downs, employee termination benefit costs and costs to exit activities, offset by net gains on the disposal of non-core assets. During 2005, the Company continued its strategy to streamline operations. This strategy included the sale of certain assets related to exiting an underperforming Mill Services contract; the sale of certain assets and the Youngman light access manufacturing unit in the Access Services Segment; and, where appropriate, headcount reductions in both administrative and operating positions. These actions resulted in net Other Expenses of $2.0 million in 2005 compared with $4.9 million in 2004 and $7.0 million in 2003.

2005 vs. 2004
Net Other Expenses for 2005 decreased $2.9 million or 59% from 2004. This decrease was attributable to the following significant items:

In millions	Change in Other Expenses 2005 vs. 2004
$ (8.2)
Increase in net gains on disposals of non-core assets. This increase was attributable principally to $9.7 million in net gains that were realized in 2005 from the sale of non-core assets principally within the Access Services and Mill Services Segments compared with $1.5 million in 2004.

5.2
Increase in employee termination benefit costs. This increase related principally to increased costs in the Mill Services and Access Services Segments as well as the Engineered Products and Services (“all other”) Category and the Corporate headquarters compared with 2004.

0.1	Increase in other expenses.
$ (2.9)	Total Change in Other Expenses 2005 vs. 2004

2004 vs. 2003
Other Expenses for 2004 decreased $2.1 million or 30% from 2003. This decrease was attributable to the following significant items:

In millions	Change in Other Expenses 2004 vs. 2003
$ (2.2)	Decline in employee termination benefit costs. This decline related principally to reduced costs in the Mill Services and Access Services Segments compared with 2003.
(1.7)	Decrease in costs to exit activities.
2.0
Decline in net gains on disposals of non-core assets. This decline was attributable principally to $3.2 million in net gains that were realized in 2003 from the sale of non-core assets within the Access Services and Mill Services Segments compared with $1.5 million in 2004.

(0.2)	Increase in other expenses.
$ (2.1)	Total Change in Other Expenses 2004 vs. 2003

For additional information, see Note 15, Other (Income) and Expenses, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data.”

Interest Expense

2005 vs. 2004
Interest expense in 2005 was $0.9 million or 2% higher than in 2004. This was principally due to higher interest rates on variable interest rate borrowings in the United States and, to a lesser extent, increased borrowings in November and December 2005 to finance acquisitions. This was partially offset by approximately $0.3 million of decreased interest expense due to the effect of foreign currency translation.

2004 vs. 2003
Interest expense in 2004 was $0.5 million or 1% higher than in 2003. Approximately $2.7 million of the increase was due to the effect of foreign currency translation. This was partially offset by a lower interest rate on the Company’s $150 million notes that were refinanced in the third quarter of 2003, and lower variable interest rate borrowings.

Income Tax Expense from Continuing Operations

2005 vs. 2004
The increase in 2005 of $15.7 million or 32% in the provision for income taxes from continuing operations was primarily due to increased earnings from continuing operations for the reasons mentioned above, partially offset by a decreased effective income tax rate. The effective income tax rate relating to continuing operations for 2005 was 28.1% versus 28.6% for 2004. The decrease related principally to reduced effective income tax rates on international earnings and remittances, partially offset by reduced favorable settlements of tax contingencies in comparison with 2004. The differences on international earnings and remittances from 2004 to 2005 included a one-time benefit recorded in the fourth quarter of 2005 of $2.7 million associated with funds repatriated under the American Jobs Creation Act of 2004 (AJCA). Additionally, during the fourth quarter of 2005, consistent with the Company’s strategic plan of investing for growth at certain international locations, the Company received a one-time income tax benefit of $3.6 million.

2004 vs. 2003
The increase in 2004 of $7.3 million or 18% in the provision for income taxes from continuing operations was primarily due to increased earnings from continuing operations, partially offset by a decreased effective income tax rate. The effective income tax rate relating to continuing operations for 2004 was 28.6% versus 30.7% for 2003. The decrease in the effective income tax rate from 2003 to 2004 was primarily the result of the benefit of foreign tax credits related to the American Jobs Creation Act of 2004 (AJCA) and the settlement of certain tax contingencies. The settlements of tax contingencies included the adjustment of certain U.S. federal and state income tax contingencies due to favorable outcomes. Additionally, during the fourth quarter of 2004, the Company recorded a favorable income tax expense adjustment related to prior periods, which was not material, and which was mostly offset by increases in certain international tax contingencies, state income taxes and the amount of international earnings subject to U.S. income taxes.

For additional information, see Note 9, Income Taxes, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data.”

Income from Continuing Operations

2005 vs. 2004
Income from continuing operations in 2005 of $156.8 million was $43.2 million or 38% higher than 2004. This increase resulted from strong demand for most of the Company’s services and products (principally from the Access Services Segment and industrial grating products) that resulted in increased revenues, as well as from stringent cost controls and process improvements that contained selling, general and administrative expenses growth to a level below revenue growth.

2004 vs. 2003
Income from continuing operations in 2004 of $113.5 million was $26.5 million or 31% higher than 2003. This increase primarily resulted from increased revenues, a decreased effective income tax rate, stringent cost controls, process improvements and reorganization actions that contained selling, general and administrative expenses growth to a 12% increase while revenue increased 18%.

Income from Discontinued Operations

2005 vs. 2004
Income from discontinued operations for 2005 decreased $7.8 million or 101% from 2004. This decrease was attributable principally to after-tax income from the one-time settlement of the Company’s Federal Excise Tax (FET) litigation in 2004. For additional information on the FET litigation see Note 10, Commitments and Contingencies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data,” in the Company’s 2004 Form 10-K.

2004 vs. 2003
Income from discontinued operations for 2004 increased $2.5 million or 47% from 2003. This increase was attributable to the following significant items:

In millions	Change in Income from Discontinued Operations 2004 vs. 2003
$ 3.1
After-tax income due to the settlement of the Company’s Federal Excise Tax (FET) litigation in 2004 compared with after-tax income due to favorable developments in the FET litigation in 2003. For additional information on the FET litigation see Note 10, Commitments and Contingencies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data,” to the Company’s 2004 Form 10-K.

(0.6)	Decline in after-tax income related to the sale of the Company’s Capitol Manufacturing business during 2002.
$ 2.5	Total Change in Income from Discontinued Operations 2004 vs. 2003

Net Income and Earnings Per Share

2005 vs. 2004
Net income of $156.7 million and diluted earnings per share of $3.72 in 2005 exceeded 2004 by $35.4 million and $0.81, respectively, primarily due to increased income from continuing operations, partially offset by the decrease in income from discontinued operations for the reasons described above.

2004 vs. 2003
Net income of $121.2 million and diluted earnings per share of $2.91 in 2004 exceeded 2003 by $29.0 million and $0.66, respectively, primarily due to increased income from both continuing and discontinued operations for the reasons described above.

Liquidity and Capital Resources

Overview
Building on 2004’s record cash provided by operations of $270.5 million, the Company continued that trend by achieving a record $315.3 million in operating cash in 2005. This represents a 17% improvement from 2004. This significant source of cash in recent years has enabled the Company to invest $290.2 million in capital expenditures (over one-half of which were for revenue-growth projects) in 2005, in addition to paying $49.9 million in stockholder dividends. Additionally, the

Company received $39.5 million in cash from asset sales in 2005, including the sale of the Youngman light-access manufacturing unit in October 2005. The Company almost doubled its goal of $20 million in asset sales for 2005.

In 2005, the Company continued with the execution of its strategy of sensible bolt-on acquisitions to further enhance its industrial services growth, expand its geographic footprint, and increase Economic Value Added (EVA®). During the year (principally the fourth quarter), the Company invested $394.5 million in three strategic acquisitions. These acquisitions were initially financed through the U.S. and euro commercial paper programs, and are the main reason for the increase of $415.4 million in net cash borrowings during 2005. These borrowings also resulted in an increase in the Company’s total debt to $1.0 billion at December 31, 2005, 50% of which is variable-rate debt. For additional information on these acquisitions, see Note 2, Acquisitions and Dispositions, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data.”

The Company’s strategic objectives for 2006 include generating a record $400 million in net cash provided by operating activities. The Company has targeted a minimum of $100 million of discretionary cash flows for debt reduction; however, the amount of debt reduction will be affected by the timing of growth initiatives and the amount of asset sales. The Company will continue its strategy to redeploy excess or discretionary cash in new long-term, high-renewal-rate service contracts for the Mill Services business and for growth in the Access Services and railway track maintenance services businesses, and it will continue to consider sensible bolt-on acquisitions in the industrial services business. The Company also plans to continue its long and consistent history of paying dividends to stockholders.

The Company also intends to focus on improved working capital management. Specifically, accounts receivable in the Access Services Segment and inventory levels in the manufacturing businesses will continue to be scrutinized and challenged to improve the Company’s use of funds.

In order to provide increased financial flexibility for potential growth-related investments and for general corporate requirements, the Company increased its credit facilities and commercial paper programs during the fourth quarter of 2005 as follows:

Summary of Changes to Credit Facilities and Commercial Paper Programs
(In millions)	September 30, 2005 Facility Limit	December 31, 2005 Facility Limit	Change

U.S. commercial paper program	$350.0	$400.0	$50.0

Euro commercial paper program (a)	120.5	236.8	116.3

Revolving credit facility (b)	350.0	450.0	100.0

Supplemental credit facility (b)	—	100.0	100.0

Bilateral credit facility (c)	25.0	50.0	25.0

Totals	$845.5	$1,236.8	$391.3

(a)	100 million euros expanded to 200 million euros
(b)	U.S.-based program
(c)	International-based program

Additionally, the Company is considering increasing the maximum limit of the U.S. commercial paper program to $450 million and potentially refinancing some or all of its outstanding commercial paper with a longer-term facility in the first half of 2006.

Cash Requirements
The following summarizes the Company’s expected future payments related to contractual obligations and commercial commitments at December 31, 2005.

Contractual Obligations as of December 31, 2005 (a)
		Payments Due by Period
(In millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Short-term Debt	$98.0	$98.0	$—	$—	$—

Long-term Debt (including current maturities and capital leases)	911.9	6.1	18.6	733.8	153.4

Projected interest payments on Long-term Debt (b)	262.3	52.9	97.6	90.9	20.9

Pension and Other Post- retirement Obligations (c)	469.1	39.0	81.5	89.9	258.7

Operating Leases	144.8	41.0	51.7	29.4	22.7

Purchase Obligations	113.6	110.4	0.8	2.2	0.2

Foreign Currency Forward Exchange Contracts (d)	157.9	157.9	—	—	—

Total Contractual Obligations	$2,157.6	$505.3	$250.2	$946.2	$455.9

(a)
See Note 6, Debt and Credit Agreements; Note 7, Leases; Note 8, Employee Benefit Plans; and Note 13, Financial Instruments, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data,” for additional disclosures on short-term and long-term debt; operating leases; pensions and other postretirement benefits; and foreign currency forward exchange contracts, respectively.

(b)
The total projected interest payments on Long-term Debt are based upon borrowings, interest rates and foreign currency exchange rates as of December 31, 2005. The interest rates on variable-rate debt and the foreign currency exchange rates are subject to changes beyond the Company’s control and may result in actual interest expense and payments differing from the amounts projected above.

(c)	Amounts represent expected benefit payments for the next 10 years.

(d)
This amount represents the notional value of the foreign currency exchange contracts outstanding at December 31, 2005. Due to the nature of these transactions, there will be offsetting cash flows to these contracts, with the difference recognized as a gain or loss in the consolidated income statement. See Note 13, Financial Instruments, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data.”

Off-Balance Sheet Arrangements - The following table summarizes the Company’s contingent commercial commitments at December 31, 2005. These amounts are not included in the Company’s Consolidated Balance Sheet since there are no current circumstances known to management indicating that the Company will be required to make payments on these contingent obligations.

Commercial Commitments as of December 31, 2005
		Amount of Commitment Expiration Per Period
(In millions)	Total Amounts Committed	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years	Indefinite Expiration

Standby Letters of Credit	$113.5	$104.4	$9.1	$—	$—	$—

Guarantees	33.4	10.1	0.7	0.1	0.9	21.6

Performance Bonds	16.2	9.7	0.8	—	—	5.7

Other Commercial Commitments	12.8	1.7	—	—	—	11.1

Total Commercial Commitments	$175.9	$125.9	$10.6	$0.1	$0.9	$38.4

As of December 31, 2005, there was a decrease in the standby letters of credit and performance bonds of approximately $88.6 million from the total $218.3 million outstanding at December 31, 2004. This decrease was due principally to the release in January 2005 of an $80 million surety bond and a $9 million standby letter of credit, both related to the Company’s’ settled Federal Excise Tax (FET) dispute, as previously reported on Form 10-K for 2004.

Certain guarantees and performance bonds are of a continuous nature and do not have a definite expiration date.

Sources and Uses of Cash
The Company’s principal sources of liquidity are cash from operations and borrowings under its various credit agreements, augmented periodically by cash proceeds from asset sales. The primary drivers of the Company’s cash flow from operations are the Company’s sales and income, particularly in the services businesses. The Company’s long-term Mill Services contracts provide predictable cash flows for several years into the future. (See “Certainty of Cash Flows” section for additional information on estimated future revenues of Mill Services contracts and order backlogs for the Company’s manufacturing businesses and railway track maintenance services business). Additionally, cash returns on capital investments made in prior years, for which no cash is currently required, are a significant source of operating cash. Depreciation expense related to these investments is a non-cash charge. The Company also continues to maintain working capital at a manageable level based upon the requirements and seasonality of the business.

Major uses of operating cash flows and borrowed funds include payroll costs and related benefits; pension funding payments; raw material purchases for the manufacturing businesses; income tax payments; interest payments; insurance premiums and payments of self-insured casualty losses; and machinery, equipment, automobile and facility rental payments. Other primary uses of cash include capital investments, principally in the industrial services businesses; debt payments; and dividend payments. Cash will also be used for bolt-on acquisitions as the appropriate opportunities arise.

Resources available for cash requirements - The Company has various credit facilities and commercial paper programs available for use throughout the world. The following chart illustrates the amounts outstanding under credit facilities and commercial paper programs and available credit as of December 31, 2005.

Summary of Credit Facilities and Commercial Paper Programs	As of December 31, 2005
(In millions)	Facility Limit	Outstanding Balance	Available Credit

U.S. commercial paper program	$400.0	$351.3	$48.7

Euro commercial paper program	236.8	127.5	109.3

Revolving credit facility (a)	450.0	—	450.0

Supplement credit facility (a)	100.0	—	100.0

Bilateral credit facility (b)	50.0	—	50.0

Totals at December 31, 2005	$1,236.8	$478.8	$758.0 (c	)

(a)	U.S.-based Program
(b)	International-based Program
(c)	Although the Company has significant available credit, it is the Company’s policy to limit aggregate commercial paper and credit facility borrowings at any one time to a maximum of $600 million.

See Note 6, Debt and Credit Agreements, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data,” for more information on the Company’s credit facilities.

Credit Ratings and Outlook - The following table summarizes the Company's debt ratings as of December 31, 2005:

	Long-term Notes	U.S.-Based Commercial Paper	Outlook

Standard & Poor’s (S&P)	A-	A-2	Stable
Moody’s	A3	P-2	Stable
Fitch	A-	F2	Stable

The Company’s euro-based commercial paper program has not been rated since the euro market does not require it. In January 2006, Fitch reaffirmed its A- and F-2 ratings for the Company’s long-term notes and U.S. commercial paper, respectively, and its stable outlook. S&P and Moody’s reaffirmed their ratings for the Company in December 2005. A downgrade to the Company’s credit rating would probably increase the costs to the Company to borrow funds. An improvement in the Company’s credit rating would probably decrease the costs to the Company to borrow funds.

Working Capital Position - Changes in the Company’s working capital are reflected in the following table:

(Dollars are in millions)	December 31 2005	December 31 2004	Increase (Decrease)
Current Assets
Cash and cash equivalents	$120.9	$94.1	$26.8
Accounts receivable, net	666.3	555.2	111.1
Inventories	251.1	217.0	34.1
Other current assets	60.4	58.6	1.8
Assets held for sale	2.3	1.0	1.3
Total current assets	1,101.0	925.9	175.1
Current Liabilities
Notes payable and current maturities	104.0	31.1	72.9
Accounts payable	247.2	220.3	26.9
Accrued compensation	75.7	63.8	11.9
Income taxes	42.3	40.2	2.1
Other current liabilities	279.2	223.0	56.2
Liabilities associated with assets held for sale	—	0.7	(0.7)
Total current liabilities	748.4	579.1	169.3
Working Capital	$352.6	$346.8	$5.8
Current Ratio	1.5:1	1.6:1

Working capital increased 2% in 2005 due principally to the effect of the Hünnebeck and BISNH acquisitions and, to a lesser extent, increased sales activity, partially offset by negative foreign currency translation. Changes to specific working capital components in 2005 were due to the following factors:

•	Cash increased by $26.8 million as of December 31, 2005 due principally to acquisitions.

•
Net receivables increased by $111.1 million in 2005. This increase was principally due to acquisitions and increases in insurance receivables (primarily related to claims covered by third-party insurance). Partially offsetting these increases were decreases in the Access Services Segment due to divestitures of the Youngman operations and negative foreign currency translation related to the weakening of the British pound sterling.

•	Inventory increased by $34.1 million in 2005 due principally to acquisitions.

•
Notes payable and current maturities increased $72.9 million in 2005 due principally to the increase in net cash borrowings for the acquisitions, a portion of which has been classified to current based on the Company’s intent and ability to repay it in 2006.

•
Accounts payable increased $26.9 million in 2005. This increase was due principally to acquisitions. Partially offsetting this increase were decreases in the Mill Services and Access Services Segments due to negative foreign currency translation and the timing of payments.

•
Other current liabilities increased $56.2 million in 2005. This increase was due principally to acquisitions and increases in accrued insurance liabilities (primarily related to claims covered by third-party insurance).

Certainty of Cash Flows - The certainty of the Company’s future cash flows is underpinned by the long-term nature of the Company’s mill services contracts. At December 31, 2005, the Company’s mill services contracts had estimated future revenues of $4.3 billion, compared with $3.7 billion as of December 31, 2004. This increase is principally due to the acquisition of BISNH. In addition, as of December 31, 2005, the Company had an order backlog of $275.8 million for its manufacturing businesses and railway track maintenance services, compared with $243.0 million as of December 31, 2004. This increase is due principally to new railway track maintenance services contracts and new orders for heat exchangers partially offset by decreased orders for railway track maintenance equipment in the Engineered Products and Services (“all other”) Category. The railway track maintenance services and equipment business backlog includes a significant portion that is long-term, which will not be realized until 2007 and later due to the long lead times necessary to build certain equipment, and the long-term nature of certain service contracts. Backlog for scaffolding, shoring and forming services and for roofing granules and slag abrasives is not included in the total backlog because it is generally not quantifiable, due to the timing and nature of the products and services provided.

The types of products and services that the Company provides are not subject to rapid technological change, which increases the stability of related cash flows. Additionally, each of the Company’s businesses is among the top three companies (relative to sales) in the industries and markets the Company serves. Due to these factors, the Company is confident in its future ability to generate positive cash flows from operations.

Cash Flow Summary
The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

Summarized Cash Flow Information
(In millions)	2005	2004	2003
Net cash provided by (used in):
Operating activities	$315.3	$270.5	$262.8
Investing activities	(645.2)	(209.6)	(144.8)
Financing activities	369.3	(56.5)	(125.5)
Effect of exchange rate changes on cash	(12.6)	9.5	17.6
Net change in cash and cash equivalents	$26.8	$13.9	$10.1

Cash From Operating Activities - Net cash provided by operating activities in 2005 was a record $315.3 million, an increase of $44.8 million from 2004. The increased cash from operations in 2005 resulted from the following factors:

•	Increased net income in 2005 compared with 2004.

•
The timing of accounts receivable collections at the railway track maintenance services and equipment business and Gas Technologies businesses, partially offset by the timing of receipts on third-party insurance claims and the timing of cash collections in the Mill Services business, resulting in a positive effect on cash from operations for 2005. The increase in receivables due to third-party insurance claims was directly offset by an increase in insurance liabilities.

•
Partially offsetting the above improvements was the timing of cash payments to vendors in the railway track maintenance services and equipment business and Mill Services business, somewhat offset by favorable timing differences in the Gas Technologies business.

Cash Used in Investing Activities - Capital investments in 2005 were a record $290.2 million, an increase of $86 million from 2004. Investments were made predominantly for the industrial services businesses with 54% in the Mill Services Segment and 30% in the Access Services Segment. The Company also invested $394.5 million principally for two acquisitions, one in Mill Services and the other in Access Services. Mill Services acquisitions included BISNH and the smaller France-based Evulca. The Access Services acquisition was the Germany-based Hünnebeck Group GmbH. See

Note 2, Acquisitions and Dispositions, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data,” for additional disclosures related to these items.

Cash Used in Financing Activities - The following table summarizes the Company’s debt and capital positions as of December 31, 2005.

(Dollars are in millions)	December 31 2005		December 31 2004
Notes Payable and Current Maturities	$104.0		$31.1
Long-term Debt	905.9		594.7
Total Debt	1,009.9		625.8
Total Equity	993.9		914.2
Total Capital	$2,003.9 (a	)	$1,540.0
Total Debt to Total Capital	50.4%		40.6%
(a)  Does not total due to rounding.

The Company’s debt as a percentage of total capital increased in 2005 due principally to the increase in net cash borrowings related to the acquisitions. Partially offsetting the increase in this ratio was the increase in total equity. The increase in total equity was principally due to increased net income, and was partially offset by negative foreign currency translation adjustments. Due to the Company’s significant net investments in Continental Europe and the United Kingdom, the strengthening of the U.S. dollar in relation to the euro and the British pound sterling had a negative effect on total equity.

Debt Covenants
The Company’s credit facilities and certain notes payable agreements contain covenants requiring a minimum net worth of $475 million and a maximum debt to capital ratio of 60%. Based on balances at December 31, 2005, the Company could increase borrowings by approximately $479.3 million and still be within its debt covenants. Alternatively, keeping all other factors constant, the Company’s equity could decrease by approximately $321.0 million and the Company would still be within its covenants. Additionally, the Company’s 7.25% British pound sterling-denominated notes due October 27, 2010 include a covenant that permits the note holders to redeem their notes, at par, in the event of a change of control of the Company. The Company expects to be compliant with these debt covenants one year from now.

Cash and Value-Based Management
The Company plans to continue with its strategy of selective investing for strategic purposes for the foreseeable future. The goal of this strategy is to improve the Company’s Economic Value Added (EVA®) under the program that commenced January 1, 2002. Under this program the Company evaluates strategic investments based upon the investment’s economic profit. EVA equals after-tax operating profits less a charge for the use of the capital employed to create those profits (only the service cost portion of pension expense is included for EVA purposes). Therefore, value is created when a project or initiative produces a return above the cost of capital. In 2005, eight of the Company’s nine divisions improved their EVA from the comparable 2004 period. The EVA discipline will continue to be used to evaluate potential acquisitions to ensure stockholder value is maximized.

The Company is committed to continue paying dividends to stockholders. The Company has increased the dividend rate for twelve consecutive years, and in February 2006, the Company paid its 223rd consecutive quarterly cash dividend. The Company also plans to continue paying down debt to the extent possible. Additionally, the Company has authorization to repurchase up to one million of its shares through January 31, 2007.

The Company's financial position and debt capacity should enable it to meet current and future requirements. As additional resources are needed, the Company should be able to obtain funds readily and at competitive costs. The Company is well-positioned and intends to continue investing strategically in high-return projects and acquisitions, reducing debt, to the extent possible, and paying cash dividends as a means to enhance stockholder value.

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

Pension Benefits
The Company has defined benefit pension plans in several countries. The largest of these plans are in the United Kingdom and the United States. The Company’s funding policy for these plans is to contribute amounts sufficient to meet the minimum funding pursuant to U.K. and U.S. statutory requirements, plus any additional amounts that the Company may determine to be appropriate. The Company made cash contributions to its defined benefit pension plans of $48.8 million (including $16.9 million of discretionary payments) and $37.8 million (including a $10.6 million discretionary payment) during 2005 and 2004, respectively. Additionally, the Company expects to make a minimum of $20.8 million in cash contributions to its defined benefit pension plans during 2006.

The Company accounts for its defined benefit pension plans in accordance with SFAS No. 87, “Employer’s Accounting for Pensions” (SFAS 87), which requires that amounts recognized in financial statements be determined on an actuarial basis. A minimum liability is required to be established on the Consolidated Balance Sheet representing the amount of unfunded accumulated benefit obligation. The unfunded accumulated benefit obligation is the difference between the accumulated benefit obligation and the fair value of the plan assets at the measurement date. When it is necessary to establish an additional minimum pension liability, an equal amount is recorded as an intangible pension asset, limited to unrecognized prior service cost. Any excess amount is recorded as a reduction to Stockholders’ Equity in Accumulated other comprehensive loss, net of deferred income taxes, in the Consolidated Balance Sheet. At December 31, 2005 and 2004, the Company has a gross minimum pension liability of $215.0 million and $239.3 million, respectively. These adjustments impacted Accumulated other comprehensive loss in the Stockholders’ Equity section of the Consolidated Balance Sheets by $14.7 million of comprehensive income, net of deferred income taxes, and $4.5 million of comprehensive loss, net of deferred income taxes, at December 31, 2005 and 2004, respectively. When and if the fair market value of the pension plans’ assets exceed the accumulated benefit obligation, the reduction to Stockholders’ Equity would be fully restored to the Consolidated Balance Sheet.

Management implemented a three-part strategy to deal with the adverse market forces that have increased the unfunded benefit obligations over the last several years. These strategies included pension plan design changes, a review of funding policy alternatives and a review of the asset allocation policy and investment manager structure. With regards to plan design, the Company amended a majority of the U.S. defined benefit pension plans and certain international defined benefit pension plans so that accrued service is no longer granted for periods after December 31, 2003, although compensation increases will continue to be recognized on actual service to-date (for the U.S. plans this is limited to 10 years - through December 2013). In place of these plans, the Company established, effective January 1, 2004, defined contribution pension plans providing for the Company to contribute a specified matching amount for participating employees’ contributions to the plan. Domestically, this match is made on employee contributions up to four percent of their eligible compensation. Additionally, the Company may provide a discretionary contribution of up to two percent of compensation for eligible employees. Internationally, this match is up to six percent of eligible compensation with an additional two percent going towards insurance and administrative costs. The Company believes these new retirement benefit plans will provide a more predictable and less volatile pension expense than existed under the defined benefit plans.

The Company’s pension committee continues to evaluate alternative strategies to further reduce overall pension expense including the on-going evaluation of investment fund managers’ performance; the balancing of plan assets and liabilities; the risk assessment of all multi-employer pension plans; the possible merger of certain plans; the consideration of incremental cash contributions to certain plans; and other changes that could reduce future pension expense volatility and minimize risk.

Critical Estimate - Defined Benefit Pension Benefits

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

The discount rates as of the September 30, 2005 measurement date for the U.K. defined benefit pension plan and the October 31, 2005 measurement date for the U.S. defined benefit pension plans were 5.25% and 5.87%, respectively. These rates were used in calculating the Company's projected benefit obligations as of December 31, 2005. The discount rates selected represent the average yield on high-quality corporate bonds as of the measurement dates. The global weighted-average of these assumed discount rates for the years ending December 31, 2005, December 31, 2004 and December 31, 2003 were 5.3%, 5.7% and 5.9%, respectively. Annual pension expense is determined using the discount rate as of the beginning of the year, which for 2006 is the 5.3% global weighted-average discount rate. Pension expense and the projected benefit obligation generally increase as the selected discount rate decreases.

The expected long-term rate of return on plan assets is determined by evaluating the portfolios’ asset class return expectations with the Company’s advisors as well as actual, long-term, historical results of asset returns for the pension plans. The pension expense increases as the expected long-term rate of return on assets decreases. For 2005, the global weighted-average expected long-term rate of return on asset assumption was 7.8%. For 2006, the expected global long-term rate of return on assets has been reduced to 7.6%. This rate was determined based on a model of expected asset returns for an actively managed portfolio.

Based on the updated actuarial assumptions and the structural changes in the pension plans mentioned previously, the Company’s 2006 pension expense is expected to stabilize. Total pension expense decreased from 2004 to 2005 by $1.7 million due principally to lower defined benefit pension expense in the United Kingdom. This resulted from plan design changes in 2004 when certain defined benefit plans were replaced by defined contribution plans. Total pension expense increased from 2003 to 2004 by $6.4 million due to lower interest rates, the effect of foreign currency translation, increased expenses for multi-employer pension plans due to the change in the Company’s revenue mix and higher defined contribution pension expense. These increases were partially offset by a decrease of approximately $5.6 million in defined benefit pension expense due to the design changes made to those plans.

Changes in pension benefit expense may occur in the future due to changes in actuarial assumptions and due to changes in returns on plan assets resulting from financial market conditions. Holding all other assumptions constant, a one-half percent increase or decrease in the discount rate and the expected long-term rate of return on plan assets would increase or decrease annual 2006 pre-tax defined benefit pension expense as follows:

Approximate Changes in Pre-tax Defined Benefit Pension Expense
	U.S. Plans	U.K. Plan
Discount rate

One-half percent increase	Decrease of $1.8 million	Decrease of $4.8 million
One-half percent decrease	Increase of $2.0 million	Increase of $5.2 million

Expected long-term rate of return on plan assets

One-half percent increase	Decrease of $1.2 million	Decrease of $3.0 million
One-half percent decrease	Increase of $1.2 million	Increase of $3.0 million

Should circumstances change that affect these estimates, changes (either increases or decreases) to the net pension obligations may be required and would be recorded in accordance with the provisions of SFAS 87. Additionally, certain events could result in the pension obligation changing at a time other than the annual measurement date. This would occur when the benefit plan is amended or when plan curtailments occur.

See Note 8, Employee Benefit Plans, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data,” for additional disclosures related to these items.

Notes and Accounts Receivable
Notes and accounts receivable are stated at their net realizable value through the use of an allowance for doubtful accounts. The allowance is maintained for estimated losses resulting from the inability or unwillingness of customers to make required payments. The Company has policies and procedures in place requiring customers to be evaluated for creditworthiness prior to the execution of new service contracts or shipments of products. These reviews are structured to minimize the Company’s risk related to realizability of its receivables. Despite these policies and procedures, the Company may still experience collection problems and potential bad debts due to economic conditions within certain industries (e.g., construction and steel industries) and countries and regions in which the Company operates. As of December 31, 2005 and 2004, receivables of $666.3 million and $555.2 million, respectively, were net of reserves of $24.4 million and $19.1 million, respectively. The increase in reserves from December 31, 2004 related principally to the acquisition of businesses.

Critical Estimate - Notes and Accounts Receivable

A considerable amount of judgment is required to assess the realizability of receivables, including the current creditworthiness of each customer, related aging of the past due balances and the facts and circumstances surrounding any non-payment. The Company’s provisions for bad debts during 2005, 2004 and 2003 were $6.5 million, $5.0 million and $3.4 million, respectively.

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

If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Conversely, an improvement in a customer’s ability to make payments could result in a decrease of the allowance for doubtful accounts. Changes in the allowance related to both of these situations would be recorded through income in the period the change was determined.

The Company has not materially changed its methodology for calculating allowances for doubtful accounts for the years presented.

See Note 3, Accounts Receivable and Inventories, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data,” for additional disclosures related to these items.

Goodwill
The Company’s net goodwill balances were $559.6 million and $433.1 million, as of December 31, 2005 and 2004, respectively. Goodwill is not amortized but tested for impairment at the reporting unit level on an annual basis, and between annual tests whenever events or circumstances indicate that the carrying value of a reporting unit’s goodwill may exceed its fair value.

Critical Estimate - Goodwill

A discounted cash flow model is used to estimate the fair value of a reporting unit. This model requires the use of long-term planning estimates and assumptions regarding industry-specific economic conditions that are outside the control of the Company. The annual test for impairment includes the selection of an appropriate discount rate to value cash flow information. The basis of this discount rate calculation is derived from several internal and external factors. These factors include, but are not limited to, the average market price of the Company’s stock, the number of shares of stock outstanding, the book value of the Company’s debt, a long-term risk-free interest rate, and both market and size-specific risk premiums. The Company’s annual goodwill impairment testing, performed as of October 1, 2005 and 2004, indicated that the fair value of all reporting units tested exceeded their respective book values and therefore no additional goodwill impairment testing was required. Due to uncertain market conditions, it is possible that estimates used for goodwill impairment testing may change in the future. Therefore, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

The Company has not materially changed its methodology for goodwill impairment testing for the years presented. There are currently no known trends, demands, commitments, events or uncertainties that are reasonably likely to occur that would materially affect the methodology or assumptions described above.

See Note 5, Goodwill and Other Intangible Assets, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data,” for additional information on goodwill and other intangible assets.

Asset Impairment
Long-lived assets are reviewed for impairment when events and circumstances indicate that the book value of an asset may be impaired. The amounts charged against pre-tax income related to impaired long-lived assets were $0.6 million, $0.4 million and $0.1 million in 2005, 2004 and 2003, respectively.

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

Inventories
Inventories are stated at the lower of cost or market. Inventory balances are adjusted for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and its estimated market value. At December 31, 2005 and 2004, inventories of $251.1 million and $217.0 million, respectively, are net of lower of cost or market reserves of $3.2 million and $0.9 million, respectively.

Critical Estimate - Inventories

In assessing the ultimate realization of inventory balance amounts, the Company is required to make judgments as to future demand requirements and compare these with the current or committed inventory levels. If actual market conditions are determined to be less favorable than those projected by management, additional inventory write-downs may be required and would be recorded through income in the period the determination is made. Additionally, the Company records reserves to adjust a substantial portion of its U.S. inventory balances to the last-in, first-out (LIFO) method of inventory valuation. In adjusting these reserves throughout the year, the Company estimates its year-end inventory costs and quantities. At December 31 of each year, the reserves are adjusted to reflect actual year-end inventory costs and quantities. During periods of inflation, the LIFO expense usually increases and during periods of deflation it decreases. These adjustments resulted in pre-tax income/(expense) of $1.7 million, $(4.3) million and $1.5 million in 2005, 2004 and 2003, respectively.

The Company has not materially changed its methodology for calculating inventory reserves for the years presented. There are currently no known trends, demands, commitments, events or uncertainties that are reasonably likely to occur that would materially affect the methodology or assumptions described above.

See Note 3, Accounts Receivable and Inventories, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data,” for additional disclosures related to these items.

Insurance Reserves
The Company retains a significant portion of the risk for property, workers' compensation, U.K. employers’ liability, automobile, general and product liability losses. At December 31, 2005 and 2004 the Company has recorded liabilities of $102.3 million and $77.4 million, respectively, related to both asserted as well as unasserted insurance claims. At December 31, 2005, $25.2 million is included in insurance liabilities related to claims covered by insurance carriers for which a corresponding receivable has been recorded. There were no such liabilities recognized as of December 31, 2004 since there were no probable claim amounts in excess of the Company’s deductible limits.

Critical Estimate - Insurance Reserves

Reserves have been recorded based upon actuarial calculations which reflect the undiscounted estimated liabilities for ultimate losses including claims incurred but not reported. Inherent in these estimates are assumptions which are based on the Company’s history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends. If actual claims differ from those projected by management, changes (either increases or decreases) to insurance reserves may be required and would be recorded through income in the period the change was determined. During 2005, 2004 and 2003, the Company recorded retrospective insurance reserve adjustments that decreased pre-tax insurance expense for self-insured programs by $4.1 million, $2.7 million and $5.7 million, respectively. The adjustments resulted from improved claims experience, aggressive claim and insured litigation management programs and an improved focus on workplace safety.

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

Critical Estimate - Legal and Other Contingencies

On a quarterly basis, recorded contingent liabilities are analyzed to determine if any adjustments are required. Additionally, functional department heads within each business unit are consulted monthly to ensure all issues with a potential financial accounting impact, including possible reserves for contingent liabilities have been properly identified, addressed or disposed of. Specific issues are discussed with Corporate Management and any significant changes in reserve amounts or the adjustment or write-off of previously recorded balances must be approved by a specifically designated Corporate Officer. If necessary, outside legal counsel, other third parties or internal experts are consulted to assess the likelihood and range of outcomes for a particular issue. All approved changes in reserve amounts are monitored to ensure they are recorded in the proper period. Additionally, any significant changes in reported business unit reserve balances are reviewed to ensure the proper Corporate approval has occurred. On a quarterly basis, the Company’s business units submit a reserve listing to the Corporate headquarters which is reviewed in detail. All significant reserve balances are discussed with a designated Corporate Officer to assess their validity, accuracy and completeness. Anticipated changes in reserves are identified for follow-up prior to the end of a reporting period. Any new issues that may require a reserve are also identified and discussed to ensure proper disposition. Additionally, on a quarterly basis, all significant environmental reserve balances or issues are evaluated to assess their validity, accuracy and completeness.

The Company has not materially changed its methodology for calculating legal and other contingencies for the years presented. There are currently no known trends, demands, commitments, events or uncertainties that are reasonably likely to occur that would materially affect the methodology or assumptions described above.

See Note 10, Commitments and Contingencies, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data,” for additional disclosure on this uncertainty and other contingencies.

Income Taxes
The Company is subject to various federal, state and local income taxes in the taxing jurisdictions where the Company operates. At the end of each quarterly period, the Company makes its best estimate of the annual effective income tax rate and applies that rate to year-to-date pre-tax income to arrive at the year-to-date income tax provision. Income tax loss contingencies are recorded in the period when it is determined that it is probable that a liability has been incurred and the loss can be reasonably estimated. Adjustments to estimated amounts are recorded as necessary based upon new information, the occurrence of new events or the resolution of an uncertainty. As of December 31, 2005, 2004 and 2003, the Company’s net effective income tax rate was 28.1%, 29.1% and 31.0%, respectively.

A valuation allowance to reduce deferred tax assets is evaluated on a quarterly basis. The valuation allowance is principally for tax-loss carryforwards which are uncertain as to realizability. The valuation allowance was $21.7 million and $17.5 million as of December 31, 2005 and 2004, respectively.

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

New Financial Accounting Standards Issued
See Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data,” for disclosures on new financial accounting standards issued and their effect on the Company.

Research and Development
The Company invested $2.7 million, $2.6 million and $3.3 million in internal research and development programs in 2005, 2004 and 2003, respectively. Internal funding for research and development was as follows:

	Research and Development Expense
(In millions)	2005	2004	2003
Mill Services Segment	$1.4	$1.3	$1.3
Access Services Segment	0.5	0.4	0.5
Gas Technologies Segment	0.2	0.3	0.6
Segment Totals	2.1	2.0	2.4
Engineered Products and Services (“all other”) Category	0.6	0.6	0.9
Consolidated Totals	$2.7	$2.6	$3.3

Backlog
As of December 31, 2005, the Company’s order backlog, exclusive of long-term mill services contracts, access services and roofing granules and slag abrasives, was $275.8 million compared with $243.0 million as of December 31, 2004, a 13% increase.

	Order Backlog
(In millions)	2005	2004
Gas Technologies Segment	$45.2	$48.7
Engineered Products and Services (“all other”) Category	230.6	194.3
Consolidated Backlog	$275.8	$243.0

The Gas Technologies Segment order backlog at December 31, 2005 was 7% below the December 31, 2004 order backlog. The change primarily reflects decreased order backlog for propane gas tanks.

Order backlog for the Engineered Products and Services (“all other”) Category at December 31, 2005 was 19% above the December 31, 2004 order backlog. The change is principally due to increased order backlog of air-cooled heat exchangers and railway track maintenance services, partially offset by decreased order backlog of railway track maintenance equipment. Order backlog for roofing granules and slag abrasives is excluded from the above amounts. Order backlog amounts for that product group are generally not quantifiable due to the nature and timing of the products provided.

Mill services contracts have an estimated future value of $4.3 billion at December 31, 2005 compared with $3.7 billion at December 31, 2004. Approximately 58% of these revenues are expected to be recognized by December 31, 2008. The remaining revenues are expected to be recognized between January 1, 2009 and December 31, 2014.

Order backlog for scaffolding, shoring and forming services of the Access Services Segment is excluded from the above amounts. These amounts are generally not quantifiable due to the nature and timing of the products and services provided.

Dividend Action
The Company paid four quarterly cash dividends of $0.30 per share in 2005, for an annual rate of $1.20. This is an increase of 9.1% from 2004. At the November 2005 meeting, the Board of Directors increased the dividend by 8.3% to an annual rate of $1.30 per share. The Board normally reviews the dividend rate periodically during the year and annually at its November meeting. There are no material restrictions on the payment of dividends.

The February 2006 payment marked the 223rd consecutive quarterly dividend paid at the same or at an increased rate. In 2005, 32% of net earnings were paid out in dividends. The Company is philosophically committed to maintaining or increasing the dividend at a sustainable level. The Company has paid dividends each year since 1939.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

See Part I, Item 1A, “Risk Factors,” for quantitative and qualitative disclosures about market risk.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Supplementary Data

Page
Consolidated Financial Statements of Harsco Corporation:

Management’s Report on Internal Control Over Financial Reporting	46

Report of Independent Registered Public Accounting Firm	47

Consolidated Balance Sheets
December 31, 2005 and 2004	49

Consolidated Statements of Income
for the years 2005, 2004 and 2003	50

Consolidated Statements of Cash Flows
for the years 2005, 2004 and 2003	51

Consolidated Statements of Stockholders' Equity
for the years 2005, 2004 and 2003	52

Consolidated Statements of Comprehensive Income
for the years 2005, 2004 and 2003	53

Notes to Consolidated Financial Statements	54

Supplementary Data (Unaudited):

Two-Year Summary of Quarterly Results	88

Common Stock Price and Dividend Information	88

Management’s Report on Internal Control Over
Financial Reporting

Management of Harsco Corporation, together with its consolidated subsidiaries (the Company), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

The Company’s internal control over financial reporting includes policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2005 based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting is effective as of December 31, 2005. As permitted by SEC rules and regulations, the Company’s management has excluded Hünnebeck Group GmbH and the Northern Hemisphere mill services operations of Brambles Industrial Services (“BISNH”) from its assessment of internal control over financial reporting as of December 31, 2005 because they were acquired in November and December 2005, respectively. Total assets and total revenues for these acquisitions represented 18% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005. Additional information on these acquisitions is provided in Note 2, “Acquisitions and Dispositions.”

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing below, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005.

/s/ Derek C. Hathaway	/s/ Salvatore D. Fazzolari

Derek C. Hathaway Chairman and Chief Executive Officer March 13, 2006	Salvatore D. Fazzolari President, Chief Financial Officer and Treasurer March 13, 2006

Report of Independent Registered Public Accounting Firm

To Stockholders of Harsco Corporation:

We have completed integrated audits of Harsco’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Harsco Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting,” that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in "Management's Report on Internal Control Over Financial Reporting,” management has excluded Hünnebeck Group GmbH (“Hünnebeck”) and the Northern Hemisphere mill services operations of Brambles Industrial Services (“BISNH”) from its assessment of internal control over financial reporting as of December 31, 2005 because they were acquired by the Company in purchase business combinations during 2005. Hünnebeck and BISNH total assets and total revenues represent 18% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 13, 2006

HARSCO CORPORATION CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)	December 31 2005	December 31 2004 (a)
ASSETS
Current assets:
Cash and cash equivalents	$120,929	$94,093
Accounts receivable, net	666,252	555,191
Inventories	251,080	217,026
Other current assets	60,436	58,614
Assets held-for-sale	2,326	932
Total current assets	1,101,023	925,856
Property, plant and equipment, net	1,139,808	932,298
Goodwill, net	559,629	433,125
Intangible assets, net	78,839	10,837
Other assets	96,505	87,640
Total assets	$2,975,804	$2,389,756
LIABILITIES
Current liabilities:
Short-term borrowings	$97,963	$16,145
Current maturities of long-term debt	6,066	14,917
Accounts payable	247,179	220,322
Accrued compensation	75,742	63,776
Income taxes payable	42,284	40,227
Dividends payable	13,580	12,429
Insurance liabilities	47,244	23,470
Other current liabilities	218,345	187,111
Liabilities associated with assets held-for-sale	—	691
Total current liabilities	748,403	579,088
Long-term debt	905,859	594,747
Deferred income taxes	123,334	95,702
Insurance liabilities	55,049	53,960
Retirement plan liabilities	98,946	97,586
Other liabilities	50,319	54,483
Total liabilities	1,981,910	1,475,566
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, Series A junior participating cumulative preferred stock	-	-
Common stock, par value $1.25, issued 68,257,785 and 67,911,031 shares as of December 31, 2005 and 2004, respectively	85,322	84,889
Additional paid-in capital	154,017	139,532
Accumulated other comprehensive loss	(167,318)	(127,491)
Retained earnings	1,526,216	1,420,637
Treasury stock, at cost (26,474,609 and 26,479,782 shares, respectively)	(603,225)	(603,377)
Unearned stock-based compensation	(1,118)	-
Total stockholders’ equity	993,894	914,190
Total liabilities and stockholders’ equity	$2,975,804	$2,389,756

(a)	Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)
Years ended December 31	2005	2004	2003
Revenues from continuing operations:
Service sales	$1,928,539	$1,764,159	$1,493,942
Product sales	837,671	737,900	624,574
Total revenues	2,766,210	2,502,059	2,118,516

Costs and expenses from continuing operations:
Cost of services sold	1,425,222	1,313,075	1,104,873
Cost of products sold	674,177	603,309	499,500
Selling, general and administrative expenses	393,187	368,385	329,983
Research and development expenses	2,676	2,579	3,313
Other expenses	2,000	4,862	6,955
Total costs and expenses	2,497,262	2,292,210	1,944,624

Operating income from continuing operations	268,948	209,849	173,892

Equity in income of unconsolidated entities, net	74	128	321
Interest income	3,165	2,319	2,202
Interest expense	(41,918)	(41,057)	(40,513)

Income from continuing operations before income taxes and minority interest	230,269	171,239	135,902

Income tax expense	(64,771)	(49,034)	(41,708)

Income from continuing operations before minority interest	165,498	122,205	94,194

Minority interest in net income	(8,748)	(8,665)	(7,195)
Income from continuing operations	156,750	113,540	86,999

Discontinued operations:
Loss from operations of discontinued business	(430)	(801)	(668)
Gain/(loss) on disposal of discontinued business	261	(102)	765
Income related to discontinued defense business	20	12,849	8,030
Income tax benefit (expense)	56	(4,275)	(2,909)
Income/(loss) from discontinued operations	(93)	7,671	5,218
Net Income	$156,657	$121,211	$92,217

Average shares of common stock outstanding	41,642	41,129	40,690

Basic earnings per common share:
Continuing operations	$3.76	$2.76	$2.14
Discontinued operations	—	0.19	0.13
Basic earnings per common share	$3.76	$2.95	$2.27

Diluted average shares of common stock outstanding	42,080	41,598	40,973

Diluted earnings per common share:
Continuing operations	$3.73	$2.73	$2.12
Discontinued operations	—	0.18	0.13
Diluted earnings per common share	$3.72 (a )	$2.91	$2.25

(a)	Does not total due to rounding.

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Years ended December 31	2005	2004	2003

Cash flows from operating activities:
Net income	$156,657	$121,211	$92,217
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
Depreciation	195,139	181,914	167,161
Amortization	2,926	2,457	1,774
Equity in income of unconsolidated entities, net	(74)	(128)	(321)
Dividends or distributions from unconsolidated entities	170	589	1,383
Other, net	8,134	(2,781)	(2,678)
Changes in assets and liabilities, net of acquisitions
and dispositions of businesses:
Accounts receivable	(64,580)	(81,403)	(21,211)
Inventories	(25,908)	(22,278)	(2,078)
Accounts payable	10,787	22,310	5,834
Net receipts (disbursements) related to discontinued defense business	(141)	12,280	(1,328)
Other assets and liabilities	32,169	36,294	22,035

Net cash provided by operating activities	315,279	270,465	262,788

Cash flows from investing activities:
Purchases of property, plant and equipment	(290,239)	(204,235)	(143,824)
Purchase of businesses, net of cash acquired*	(394,493)	(12,264)	(23,718)
Proceeds from sales of assets	39,543	6,897	22,794
Other investing activities	4	-	(43)

Net cash used by investing activities	(645,185)	(209,602)	(144,791)

Cash flows from financing activities:
Short-term borrowings, net (including reclassifications to/from long-term debt)	73,530	(5,863)	(20,013)
Current maturities and long-term debt:
Additions	571,928	198,032	323,366
Reductions (including reclassifications to short-term borrowings)	(230,010)	(214,551)	(389,599)
Cash dividends paid on common stock	(49,928)	(45,170)	(42,688)
Common stock issued-options	9,097	16,656	8,758
Other financing activities	(5,292)	(5,616)	(5,325)

Net cash provided (used) by financing activities	369,325	(56,512)	(125,501)

Effect of exchange rate changes on cash	(12,583)	9,532	17,582

Net increase in cash and cash equivalents	26,836	13,883	10,078

Cash and cash equivalents at beginning of period	94,093	80,210	70,132

Cash and cash equivalents at end of period	$120,929	$94,093	$80,210

*Purchase of businesses, net of cash acquired
Working capital, other than cash	$(26,832)	$(60)	$(225)
Property, plant and equipment	(169,172)	(3,024)	(16,694)
Other noncurrent assets and liabilities, net	(198,490)	(9,180)	(6,799)

Net cash used to acquire businesses	$(394,494)	$(12,264)	$(23,718)

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
(In thousands, except share and per share amounts)	Issued	Treasury	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Stock-Based Compensation	Total
Balances, January 1, 2003	$83,793	$(603,769)	$110,639	$1,296,855	$(242,978)	$0	$644,540
Net income				92,217			92,217
Cash dividends declared, $1.0625 per share				(43,285)			(43,285)
Translation adjustments					72,032		72,032
Cash flow hedging instrument adjustments, net of $4 deferred income taxes					(8)		(8)
Pension liability adjustments, net of $(482) deferred income taxes					1,523		1,523
Marketable securities adjustments, net of $(2) deferred income taxes					4		4
Stock options exercised, 325,480 shares	404	69	9,436				9,909
Other, 1,590 shares		61	(5)				56
Balances, December 31, 2003	$84,197	$(603,639)	$120,070	$1,345,787	$(169,427)	$0	$776,988
Net income				121,211			121,211
Cash dividends declared, $1.125 per share				(46,361)			(46,361)
Translation adjustments					46,230		46,230
Cash flow hedging instrument adjustments, net of $(86) deferred income taxes					159		159
Pension liability adjustments, net of $2,062 deferred income taxes					(4,453)		(4,453)
Stock options exercised, 564,529 shares	692	253	19,308				20,253
Other, 250 shares, and 3,500 restricted stock units		9	154				163
Balances, December 31, 2004	$84,889	$(603,377)	$139,532	$1,420,637	$(127,491)	$0	$914,190
Net income				156,657			156,657
Cash dividends declared, $1.225 per share				(51,078)			(51,078)
Translation adjustments, net of $2,846 deferred income taxes					(54,399)		(54,399)
Cash flow hedging instrument adjustments, net of $82 deferred income taxes					(152)		(152)
Pension liability adjustments, net of $(6,407) deferred income taxes					14,724		14,724
Stock options exercised, 350,840 shares	433	116	12,596				13,145
Other, 1,087 shares, and 36,250 restricted stock units (net of forfeitures)		36	1,889			(1,847)	78
Amortization of unearned compensation on restricted stock units						729	729
Balances, December 31, 2005	$85,322	$(603,225)	$154,017	$1,526,216	$(167,318)	$(1,118)	$993,894

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)
Years ended December 31	2005	2004	2003
Net Income	$156,657	$121,211	$92,217
Other comprehensive income (loss):
Foreign currency translation adjustments	(54,399)	46,230	72,032
Net gains (losses) on cash flow hedging instruments, net of deferred income taxes of $79, $(30) and $6 in 2005, 2004 and 2003, respectively	(147)	55	(11)
Reclassification adjustment for loss on cash flow hedging instruments, net of deferred income taxes of $3, $(56), and $(2) in 2005, 2004 and 2003, respectively	(5)	104	3
Pension liability adjustments, net of deferred income taxes of $(6,407), $2,062 and $(482) in 2005, 2004 and 2003, respectively	14,724	(4,453)	1,523
Unrealized gain on marketable securities, net of deferred income taxes of $(1) in 2003	—	—	2
Reclassification adjustment for loss on marketable securities included in net income, net of deferred income taxes of $(1) in 2003	—	—	2
Other comprehensive income (loss)	(39,827)	41,936	73,551
Total comprehensive income	$116,830	$163,147	$165,768

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Consolidation
The consolidated financial statements include the accounts of Harsco Corporation and its majority-owned subsidiaries (the "Company"). Additionally, the Company consolidates three entities in which it has an equity interest of 49% to 50% and exercises management control. These three entities had combined revenues of approximately $85.4 million or 3.1% of the Company’s total revenues in 2005. Investments in unconsolidated entities (all of which are 40-50% owned) are accounted for under the equity method. The Company does not have any off-balance sheet arrangements with unconsolidated special-purpose entities.

Reclassifications
Certain reclassifications have been made to prior years’ amounts to conform with current year classifications. These reclassifications relate principally to segment information, which has been reclassified to conform to the current presentation as described in Note 14, “Segment Information.” Additional reclassifications have been made to the components of the Consolidated Balance Sheets.

As a result of these reclassifications, certain 2004 and 2003 amounts presented for comparative purposes will not individually agree with previously filed Forms 10-K or 10-Q.

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

Depreciation
Property, plant and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using principally the straight-line method. When property is retired from service, the cost of the retirement is charged to the allowance for depreciation to the extent of the accumulated depreciation and the balance is charged to income. Long-lived assets to be disposed of by sale are not depreciated while they are held for sale.

Leases
The Company leases certain property and equipment under noncancelable lease agreements. All lease agreements are evaluated and classified as either an operating lease or capital lease. A lease is classified as a capital lease if any of the following criteria are met: transfer of ownership to the Company by the end of the lease term; the lease contains a bargain purchase option; the lease term is equal to or greater than 75% of the asset’s economic life; or the present value of future minimum lease payments is equal to or greater than 90% of the asset’s fair market value. Operating lease expense is recognized ratably over the entire lease term, including rent abatement periods and rent holidays.

Goodwill and Other Intangible Assets
Goodwill is not amortized but tested for impairment at the reporting unit level. SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) defines a reporting unit as an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. Accordingly, the Company performs the goodwill impairment test at the operating segment level for the Mill Services Segment, the Access Services Segment and the Engineered Products and Services category and at the component level for the Gas Technologies Segment. The goodwill impairment tests are performed on an annual basis as of October 1 and between annual tests whenever events or circumstances indicate that the carrying value of a reporting unit’s goodwill may exceed its fair value. A discounted cash flow model is used to estimate the fair value of a reporting unit. This model requires the use of long-term planning forecasts and assumptions regarding industry-specific economic conditions that are outside the control of the Company. See Note 5, “Goodwill and Other Intangible Assets,” for additional information on intangible assets and goodwill impairment testing. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives.

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

Revenue Recognition
Product sales and service sales are recognized when they are realized or realizable and when earned. Revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Company’s price to the buyer is fixed or determinable and collectibility is reasonably assured. Service sales include sales of the Mill Services and Access Services Segments as well as railway track maintenance services. Product sales include sales of the Gas Technologies Segment as well as the manufacturing businesses of the Engineered Products and Services (“all other”) Category. Rentals were less than 10% of total revenues in 2005, 2004 and 2003 and are included in service sales.

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

Access Services Segment - This Segment rents equipment under month-to-month rental contracts, provides services under both fixed-fee and time-and-materials short-term contracts and, to a lesser extent, sells products to customers. Equipment rentals are recognized as earned over the contractual rental period. Services provided on a fixed-fee basis are recognized over the contractual period based upon the completion of specific units of accounting (i.e., erection and dismantling of equipment). Services provided on a time-and-materials basis are recognized when earned as services are performed. Product sales revenue is recognized when title and risk of loss transfer, and when all of the revenue recognition criteria have been met.

Gas Technologies Segment - This Segment sells products under customer-specific sales contracts. Product sales revenue is recognized when title and risk of loss transfer, and when all of the revenue recognition criteria detailed in SAB 104 have been met. Title and risk of loss for domestic shipments generally transfers to the customer at the point of shipment. For international sales, title and risk of loss transfer in accordance with the international commercial terms included in the specific customer contract.

Engineered Products and Services (“all other”) Category - This category includes the Harsco Track Technologies, Reed Minerals, IKG Industries, Patterson-Kelley and Air-X-Changers operating segments. These operating segments principally sell products. The Harsco Track Technologies Division sells products and provides services. Product sales revenue for each of these operating segments is recognized generally when title and risk of loss transfer, and when all of the revenue recognition criteria have been met. Title and risk of loss for domestic shipments generally transfers to the customer at the point of shipment. For export sales, title and risk of loss transfer in accordance with the international commercial terms included in the specific customer contract. Revenue may be recognized subsequent to the transfer of title and risk of loss for certain product sales of the Harsco Track Technologies Division if the specific sales contract includes a customer acceptance clause which provides for different timing. In those situations revenue is recognized after transfer of title and risk of loss and after customer acceptance. The Harsco Track Technologies Division provides services predominantly on a long-term, time-and-materials contract basis. Revenue is recognized when earned as services are performed.

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

Accrued Insurance and Loss Reserves
The Company retains a significant portion of the risk for workers’ compensation, U.K. employers’ liability, automobile, general and product liability losses. During 2005, 2004 and 2003, the Company recorded insurance expense related to these lines of coverage of approximately $37 million, $37 million and $36 million, respectively. Reserves have been recorded which reflect the undiscounted estimated liabilities including claims incurred but not reported. When a recognized liability is covered by third-party insurance, the Company records an insurance claim receivable to reflect the covered liability. Changes in the estimates of the reserves are included in net income in the period determined. During 2005, 2004 and 2003, the Company recorded retrospective insurance reserve adjustments that decreased pre-tax insurance expense for self-insured programs by $4.1 million, $2.7 million and $5.7 million, respectively. At December 31, 2005 and 2004, the Company has recorded liabilities of $102.3 million and $77.4 million, respectively, related to both asserted as well as unasserted insurance claims. Included in the balance at December 31, 2005 were $25.2 million of recognized liabilities covered by insurance carriers. Amounts estimated to be paid within one year have been classified as current Insurance liabilities, with the remainder included in non-current Insurance liabilities.

Warranties
The Company has recorded product warranty reserves of $5.0 million, $4.2 million and $2.8 million as of December 31, 2005, 2004 and 2003, respectively. The Company provides for warranties of certain products as they are sold in accordance with SFAS No. 5, “Accounting for Contingencies.” The following table summarizes the warranty activity for the years ended December 31, 2005, 2004 and 2003:

Warranty Activity
(In thousands)	2005	2004	2003

Balance at the beginning of the period	$4,161	$2,788	$2,248

Accruals for warranties issued during the period	3,851	4,135 (a)	2,125

Increase/(reductions) related to pre-existing warranties	60	(414)	(233)

Warranties paid	(3,083)	(2,361)	(1,344)

Other (principally foreign currency translation)	(27)	13	(8)

Balance at end of the period	$4,962	$4,161	$2,788

(a) The increase from 2003 reflects changes in product mix and increased sales.

Foreign Currency Translation
The financial statements of the Company's subsidiaries outside the United States, except for those subsidiaries located in highly inflationary economies and those entities for which the U.S. dollar is the currency of the primary economic environment in which the entity operates, are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rates as of the balance sheet date. Resulting translation adjustments are recorded in the cumulative translation adjustment account, a separate component of Other comprehensive income (loss). Income and expense items are translated at average monthly exchange rates. Gains and losses from foreign currency transactions are included in net income. For subsidiaries operating in highly inflationary economies, and those entities for which the U.S. dollar is the currency of the primary economic environment in which the entity operates, gains and losses on foreign currency transactions and balance sheet translation adjustments are included in net income.

Financial Instruments and Hedging
The Company has operations throughout the world that are exposed to fluctuations in related foreign currencies in the normal course of business. The Company seeks to reduce exposure to foreign currency fluctuations through the use of forward exchange contracts. The Company does not hold or issue financial instruments for trading purposes, and it is the Company's policy to prohibit the use of derivatives for speculative purposes. The Company has a Foreign Currency Risk Management Committee that meets periodically to monitor foreign currency risks.

The Company executes foreign currency forward exchange contracts to hedge transactions for firm purchase commitments, to hedge variable cash flows of forecasted transactions and for export sales denominated in foreign currencies. These contracts are generally for 90 days or less. For those contracts that are designated as qualified cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), gains or losses are recorded in Other comprehensive income (loss).

Amounts recorded in Other comprehensive income (loss) are reclassified into income in the same period or periods during which the hedged forecasted transaction affects income. The cash flows from these contracts are classified consistent with the cash flows from the transaction being hedged (e.g., the cash flows related to contracts to hedge the purchase of fixed assets are included in cash flows from investing activities, etc.). The Company also enters into certain forward exchange contracts not designated as hedges under SFAS 133. Gains and losses on these contracts are recognized in income based on fair market value. For fair value hedges of a firm commitment, the gain or loss on the derivative and the offsetting gain or loss on the hedged firm commitment are recognized currently in income.

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

Pro forma Impact of SFAS 123 on Earnings
(In thousands, except per share)	2005	2004	2003
Net income:
As reported	$156,657	$121,211	$92,217
Compensation expense (a)	—	(96)	(1,673)
Pro forma	$156,657	$121,115	$90,544
Basic earnings per share:
As reported	$3.76	$2.95	$2.27
Pro forma	3.76	2.94	2.23
Diluted earnings per share:
As reported	3.72	2.91	2.25
Pro forma	3.72	2.91	2.21

(a)	Total stock-based employee compensation expense related to stock options determined under fair value-based method for all awards, net of related income tax effects.

In 2004, the Management Development and Compensation Committee of the Board of Directors approved the granting of performance-based restricted stock units as the long-term equity component of officer compensation. See Note 12, “Stock-Based Compensation,” for additional information on the Company’s equity compensation plans.

Earnings Per Share
Basic earnings per share are calculated using the average shares of common stock outstanding, while diluted earnings per share reflect the dilutive effects of restricted stock units and the potential dilution that could occur if stock options were exercised. See Note 11, “Capital Stock,” for additional information on earnings per share.

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

New Financial Accounting Standards Issued

SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R)

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R which replaced SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). SFAS 123R requires the cost of employee services received in exchange for an award of equity instruments to be based upon the grant-date fair value of the award (with limited exceptions). Additionally, this cost is to be recognized as expense over the period during which an employee is required to provide services in exchange for the award (usually the vesting period). SFAS 123R eliminates APB 25’s intrinsic value method which the Company has historically used to account for stock option grants.

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) which summarizes the views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations. SAB 107 provides guidance on several topics including: valuation methods, the classification of compensation expense, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements, and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123R.

In April 2005, the SEC issued FR-74, “Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment” (FR-74). FR-74 allows companies to implement SFAS 123R at the beginning of their next fiscal year (January 1, 2006 for the Company), instead of the next reporting period that begins after June 15, 2005. FR-74 does not change the accounting required by SFAS 123R; it only changes the required implementation date of the standard.

The Company implemented SFAS 123R as of January 1, 2006, and it did not have a material affect on the Company’s financial position, results of operations or cash flows.

SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS 151)

In November 2004, the FASB issued SFAS 151, which amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing” (ARB 43). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be expensed rather than capitalized as inventory. Additionally, SFAS 151 requires that allocation of fixed production overheads to inventory costs be based upon the normal capacity of the production facility. The provisions of SFAS 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005 (as of January 1, 2006 for the Company) with earlier application permitted. The Company implemented SFAS 151 effective January 1, 2006, and it did not have a material impact on the Company’s financial position, results of operations or cash flows.

SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154)

In May 2005, the FASB issued SFAS 154 which replaces APB Opinion No. 20, “Accounting Changes” (APB 20) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” (SFAS 3). SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle or correction of an error. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company implemented SFAS 154 effective January 1, 2006, and it did not have a material impact on the Company’s financial position, results of operations or cash flows.

FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (FIN 47).

In March 2005, the FASB issued FIN 47 which clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143), refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company implemented FIN 47 as of December 31, 2005, and it did not have a material impact on the Company’s financial position, results of operations or cash flows.

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140” (SFAS 155).

In February 2006, the FASB issued SFAS 155, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 addresses several issues relating to the accounting for financial instruments, including permitting fair value measurement for any hybrid financial instrument that contains an embedded derivative, and eliminating the prohibition on a qualifying special-purpose entity from holding certain derivative instruments. SFAS 155 also provides clarification that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 is effective for all financial instruments issued or acquired after the fiscal year that begins after September 15, 2006 (January 1, 2007 for the Company), with early application permitted. The Company has not yet determined the timing of adoption or the full impact of SFAS 155; however, it is not expected to materially impact the Company’s financial position, results of operations or cash flows.

2.    Acquisitions and Dispositions

Acquisitions
In December 2005, the Company acquired the Northern Hemisphere steel mill services operations of Brambles Industrial Services (BISNH), a unit of the Sydney, Australia-based Brambles Industrial Limited, for ₤137 million (approximately $236 million), excluding acquisition costs. BISNH will be included in the Company’s Mill Services Segment. The Company did not assume debt as part of this acquisition. BISNH is a provider of on-site, outsourced mill services to the steel and metals industries, operating at 19 locations in the U.K., France, Holland and the United States. Goodwill recognized in this transaction was $93.1 million, of which $88.5 million is expected to be deductible for U. S. income tax purposes. Because this acquisition occurred near the end of the year, the purchase price allocations and goodwill balance have not been finalized as of December 31, 2005. All regulatory filings, reviews and approvals have now been completed with respect to this transaction.

In November 2005, the Company acquired the Germany-based Hünnebeck Group GmbH (Hünnebeck) for €140 million (approximately $164 million), which included the assumption of debt but excludes acquisition costs. Hünnebeck will be included in the Company’s Access Services Segment. Hünnebeck is a provider of highly engineered formwork and scaffolding equipment with more than 60 branches and depots in 12 countries and export sales worldwide. Goodwill recognized in this transaction was $71.2 million, none of which is expected to be deductible for U. S. income tax purposes. Because this acquisition occurred near the end of the year, the purchase price allocations and goodwill balance have not been finalized as of December 31, 2005.

In May 2005, the Company’s Mill Services Segment acquired Evulca SAS, a France-based company with more than 30 years experience providing conveyor belt management and maintenance services to the steel industry and other industrial clients. The privately-held company recorded 2004 sales in excess of $5 million.

In October 2004, the Company’s Access Services Segment acquired full ownership of its existing Mastclimbers Ltd joint venture partnership which is located in the United Kingdom. Previously, the Company owned 51% of the partnership. Mastclimbers Ltd ranks as the United Kingdom’s leading supplier of mast climbing work platforms and related services.

In April 2004, the Company’s Access Services Segment acquired the Australian distributor, Raffia Contracting Pty, and Raffia’s sister company, Tower International Pty. Both businesses are based in Sydney, New South Wales. Raffia Contracting Pty is involved in the supply and erection of scaffolding, working with many of the major contractors in and around the state capital, while Tower International Pty provides light access sales and rentals throughout the area. The combined businesses have been renamed SGB Raffia.

Dispositions - Assets Held for Sale and Discontinued Operations
In management’s ongoing strategic efforts to increase the Company’s focus on core industrial services, certain manufacturing operations have been divested. In October 2005, certain assets and liabilities related to the Company’s Youngman light access manufacturing plant in the U.K. (a component of the Access Services Segment) were sold. The Youngman operations consisted of a single manufacturing facility, with external sales of approximately $60 million in 2004. At the time of sale, the net book value of its assets and liabilities was $34.5 million and $15.9 million, respectively.

Effective March 21, 2002, the Board of Directors authorized the sale of the Capitol Manufacturing business, a business unit of the Gas Technologies Segment. A significant portion of the Capitol Manufacturing business was sold on June 28, 2002. The Company continued to recognize income from inventory consigned to the buyer in accordance with the sale agreement and when all revenue recognition criteria were met. As of June 30, 2005, all the remaining inventory had been sold and the corresponding income was recognized in Discontinued operations.  The income from the sale of this inventory had an immaterial effect on net income for the twelve months ended December 31, 2005.

Throughout 2004 and 2005, management approved the sale of certain long-lived assets (primarily land and buildings) of the Gas Technologies Segment, the Mill Services Segment and the Engineered Products and Services Category.

The major classes of assets and liabilities “held-for-sale” included in the Consolidated Balance Sheets are as follows:

(In thousands) As of December 31	2005	2004

ASSETS
Accounts receivable, net	$—	$15
Inventories	—	133
Other current assets	—	23
Property, plant and equipment, net	2,326	761
Total assets “held-for-sale”	$2,326	$932

LIABILITIES
Accounts payable	$—	$24
Other current liabilities	—	542
Other liabilities	—	125
Total liabilities associated with assets “held-for-sale”	$—	$691

3.    Accounts Receivable and Inventories

At December 31, 2005 and 2004, accounts receivable of $666.3 million and $555.2 million, respectively, were net of allowances for doubtful accounts of $24.4 million and $19.1 million, respectively. Gross accounts receivable included trade accounts receivable of $638.5 million and $557.1 million at December 31, 2005 and 2004, respectively. The increase in accounts receivable and the allowance for doubtful accounts from December 31, 2004 related principally to the net effect of acquisitions and divestitures discussed in Note 2, “Acquisitions and Dispositions,” and an increase of $25.2 million in insurance claims receivable, partially offset by the write-off of previously reserved accounts receivable. The provision for doubtful accounts was $6.5 million, $5.0 million and $3.4 million for 2005, 2004 and 2003, respectively.

Inventories consist of the following:

	Inventories
(In thousands)	2005	2004
Finished goods	$85,325	$60,554
Work-in-process	43,830	37,882
Raw materials and purchased parts	87,251	91,965
Stores and supplies	34,674	26,625
Total inventories	$251,080	$217,026
Valued at lower of cost or market:
Last-in, first out (LIFO) basis	$137,101	$129,064
First-in, first out (FIFO) basis	26,003	17,399
Average cost basis	87,976	70,563
Total inventories	$251,080	$217,026

The increase in inventory balances related principally to inventories acquired as part of the Hünnebeck and BISNH acquisitions discussed in Note 2, “Acquisitions and Dispositions.”

Inventories valued on the LIFO basis at December 31, 2005 and 2004 were approximately $34.1 million and $35.8 million, respectively, less than the amounts of such inventories valued at current costs.

As a result of reducing certain inventory quantities valued on the LIFO basis, net income increased from that which would have been recorded under the FIFO basis of valuation by $1.6 million, $0.02 million and $1.1 million in 2005, 2004 and 2003, respectively.

4.    Property, Plant and Equipment

Property, plant and equipment consists of the following:

(In thousands)	2005	2004
Land and improvements	$39,306	$39,838
Buildings and improvements	168,727	185,807
Machinery and equipment	2,291,294	2,027,765
Uncompleted construction	91,186	45,083
Gross property, plant and equipment	2,590,513	2,298,493
Less accumulated depreciation	(1,450,705)	(1,366,195)
Net property, plant and equipment	$1,139,808	$932,298

The increase in net property, plant and equipment related principally to assets acquired as part of the Hünnebeck and BISNH acquisitions discussed in Note 2, “Acquisitions and Dispositions,” as well as increases for the railway track services business.

The estimated useful lives of different types of assets are generally:

Land improvements	5 to 20 years
Buildings and improvements	10 to 40 years
Certain plant, buildings and installations (Principally Mill Services Segment)	3 to 10 years
Machinery and equipment	3 to 20 years
Leasehold improvements	Estimated useful life of the improvement or, if shorter, the life of the lease

5.    Goodwill and Other Intangible Assets

In connection with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) goodwill and intangible assets with indefinite useful lives are no longer amortized. Goodwill is tested for impairment at the reporting unit level on an annual basis, and between annual tests, whenever events or circumstances indicate that the carrying value of a reporting unit’s goodwill may exceed its fair value. This impairment testing is a two-step process as outlined in SFAS 142. Step one is a comparison of each reporting unit’s fair value to its book value. If the fair value of the reporting unit exceeds the book value, step two of the test is not required. Step two requires the allocation of fair values to assets and liabilities as if the reporting unit had just been purchased resulting in the implied fair value of goodwill. If the carrying value of the goodwill exceeds the implied fair value, a write down to the implied fair value would be required.

The Company uses a discounted cash flow model to estimate the fair value of a reporting unit in performing step one of the testing. This model requires the use of long-term planning estimates and assumptions regarding industry-specific economic conditions that are outside the control of the Company. The Company performed required annual testing for goodwill impairment as of October 1, 2005 and 2004 and all reporting units of the Company passed the step one testing thereby indicating that no goodwill impairment exists. However, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

The following table reflects the changes in carrying amounts of goodwill by segment for the years ended December 31, 2004 and 2005:

Goodwill by Segment
(In thousands)	Mill Services Segment	Access Services Segment	Gas Technologies Segment	Engineered Products and Services (“all other”) Category	Consolidated Totals
Balance as of December 31, 2003, net of accumulated amortization	$211,318	$151,698	$36,693	$8,137	$407,846

Goodwill acquired during year	—	5,046	—	—	5,046

Other (principally foreign currency translation)	9,175	11,058	—	—	20,233

Balance as of December 31, 2004, net of accumulated amortization	$220,493	$167,802	$36,693	$8,137	$433,125

Goodwill acquired during year	93,268	71,068	—	—	164,336

Goodwill written off related to sale of business unit	—	(5,370)	—	—	(5,370)

Other (principally foreign currency translation)	(16,542)	(15,920)	—	—	(32,462)

Balance as of December 31, 2005, net of accumulated amortization	$297,219	$217,580	$36,693	$8,137	$559,629

Goodwill is net of accumulated amortization of $103.0 million and $108.4 million at December 31, 2005 and 2004, respectively.

Intangible assets, which are included principally in Other assets on the Consolidated Balance Sheets, totaled $78.8 million, net of accumulated amortization of $11.8 million at December 31, 2005 and $10.9 million, net of accumulated amortization of $10.5 million at December 31, 2004. The following table reflects these intangible assets by major category:

Intangible Assets
	December 31, 2005		December 31, 2004
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer relationships	$73,224	$1,262	$7,662	$609

Non-compete agreements	5,036	4,402	4,898	4,032

Patents	4,426	3,587	4,416	3,757

Other	7,962	2,558	4,411	2,087

Total	$90,648	$11,809	$21,387	$10,485

The increase in intangible assets for 2005 is due principally to the acquisitions discussed in Note 2, “Acquisitions and Dispositions.” As part of these transactions, the Company acquired the following intangible assets (by major class) which are subject to amortization:

Acquired Intangible Assets
(In thousands)	Gross Carrying Amount	Residual Value	Weighted-average amortization period

Customer relationships	$67,789	None	18 years

Non-compete agreements	147	None	10 years

Patents	586	None	10 years

Other	4,104	None	11 years

Total	$72,626

There were no research and development assets acquired and written off in 2005, 2004 or 2003.

Amortization expense for intangible assets was $2.1 million, $1.8 million and $1.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. The following table shows the estimated amortization expense for the next five fiscal years based on current intangible assets.

(In thousands)	2006	2007	2008	2009	2010

Estimated amortization expense	$6,335	$6,076	$5,766	$5,488	$5,302

6.    Debt and Credit Agreements

The Company has various credit facilities and commercial paper programs available for use throughout the world. The following table illustrates the amounts outstanding on credit facilities and commercial paper programs and available credit at December 31, 2005. The Company limits the aggregate commercial paper, syndicated credit facility and bilateral credit facility borrowings at any one time to a maximum of $600 million. These credit facilities and programs are described in more detail below the table.

Summary of Credit Facilities and Commercial Paper Programs	As of December 31, 2005
(In thousands)	Facility Limit	Outstanding Balance	Available Credit

U.S. commercial paper program	$400,000	$351,317	$48,683

Euro commercial paper program	236,800	127,444	109,356

Revolving credit facility (a)	450,000	—	450,000

Supplemental credit facility (a)	100,000	—	100,000

Bilateral credit facility (b)	50,000	—	50,000

Totals at December 31, 2005	$1,236,800	$478,761	$758,039	(c)

(a)	U.S.-based program
(b)	International-based program
(c)	Although the Company has significant available credit, it is the Company’s policy to limit aggregate commercial paper and credit facility borrowings at any one time to a maximum of $600 million.

The Company has a U.S. commercial paper borrowing program under which it can issue up to $400 million of short-term notes in the U.S. commercial paper market. In addition, the Company has a 200 million euro commercial paper program, equivalent to approximately $236.8 million at December 31, 2005, which is used to fund the Company's international operations. Commercial paper interest rates, which are based on market conditions, have been lower than comparable rates available under the credit facilities. At December 31, 2005 and 2004, the Company had $351.3 million and $26.9 million of U.S. commercial paper outstanding, respectively, and $127.4 million and $6.8 million outstanding, respectively, under its European-based commercial paper program. Commercial paper is classified as long-term debt when the Company has the ability and intent to refinance it on a long-term basis through existing long-term credit facilities.  At December 31, 2005, the Company classified $88.7 million of commercial paper as short-term debt because it does not intend to carry this amount beyond the next twelve months.  The remaining $390.1 million in commercial paper at December 31, 2005 was classified as long-term debt. At December 31, 2004, all commercial paper was classified as long-term debt.

On November 8, 2005, the Company increased the maximum amount under its euro commercial paper program from EUR 100 million to EUR 200 million, and on December 21, 2005, the Company increased the maximum amount of its U.S. commercial paper program from $350 million to $400 million. The increase in authorized commercial paper will provide increased financial flexibility for potential growth-related investments and for general corporate requirements.

On November 23, 2005, the Company executed a new revolving credit facility in the amount of $450 million, through a syndicate of 16 banks, which matures in November 2010. This facility serves as back-up to the Company's commercial paper programs. This new facility replaced the existing $350 million revolving credit facility that would have matured on August 12, 2007. Interest rates on the new facility are based upon the London Interbank Offered Rate (LIBOR) plus a margin. The Company pays a facility fee (.08% per annum as of December 31, 2005) that varies based upon its credit ratings. At December 31, 2005 and 2004, there were no borrowings outstanding under either of the facilities.

On December 23, 2005, the Company executed a new supplemental 364-day credit facility in the amount of $100 million, through two banks, which matures in December 2006. This facility also serves as back-up to the Company’s commercial paper programs. Interest rates on the new facility are based upon either the announced Citicorp lending rate, the Federal Funds Effective Rate plus a margin or the London Interbank Offered Rate (LIBOR) plus a margin. The Company pays a facility fee (.08% per annum as of December 31, 2005) that varies based upon its credit ratings. As of December 31, 2005, there were no borrowings outstanding on this credit facility.

The bilateral credit facility was renewed in December 2005 for an additional one year and the amount was increased from $25 million to $50 million. The facility serves as back-up to the Company’s commercial paper programs and also provides available financing for the Company’s European operations. Borrowings under this facility, which expires in December 2006, are available in most major currencies with active markets at interest rates based upon LIBOR plus a margin. Borrowings outstanding at expiration may be repaid over the succeeding 12 months. As of December 31, 2005 and 2004, there were no borrowings outstanding under either of the facilities.

Short-term debt amounted to $98.0 million (of which $88.7 million was commercial paper) and $16.1 million at December 31, 2005 and 2004, respectively. Other than the commercial paper borrowings, short-term debt was principally bank overdrafts. The weighted-average interest rate for short-term borrowings at December 31, 2005 and 2004 was 4.0% and 3.4%, respectively.

Long-term debt consists of the following:

	Long-term Debt
(In thousands)	2005	2004
7.25% British pound sterling-denominated notes due October 27, 2010	$341,063	$379,751
5.125% notes due September 15, 2013	148,856	148,738
Commercial paper borrowings, with a weighted average interest rate of 3.9% and 2.3% as of December 31, 2005 and 2004, respectively	390,074	33,665
Faber Prest loan notes due October 31, 2008 with interest based on sterling LIBOR minus .75% (3.9% and 4.2% at December 31, 2005 and 2004, respectively)	6,731	9,361
Industrial development bonds, payable in varying amounts from 2010 to 2011 with a weighted average interest rate of 3.7% and 2.1% as of December 31, 2005 and 2004, respectively	6,500	6,500
Other financing payable in varying amounts to 2011 with a weighted average interest rate of 5.5% and 6.0% as of December 31, 2005 and 2004, respectively	18,701	31,649
	911,925	609,664
Less: current maturities	(6,066)	(14,917)
	$905,859	$594,747

The Company’s credit facilities and certain notes payable agreements contain covenants requiring a minimum net worth of $475 million and a maximum debt to capital ratio of 60%. Additionally, the Company’s 7.25% British pound sterling-denominated notes due October 27, 2010 include a covenant that permits the note holders to redeem their notes, at par, in the event of a change of control of the Company. At December 31, 2005, the Company was in compliance with these covenants.

The maturities of long-term debt for the four years following December 31, 2006 are as follows:

(In thousands)
2007	$10,693
2008	7,961
2009	560
2010	733,279

Cash payments for interest on all debt from continuing operations were $42.2 million, $40.2 million and $40.1 million in 2005, 2004 and 2003, respectively.

7.    Leases

The Company leases certain property and equipment under noncancelable operating leases. Rental expense (for both continuing and discontinued operations) under such operating leases was $52.1 million, $49.4 million and $48.5 million in 2005, 2004 and 2003, respectively.

Future minimum payments under operating leases with noncancelable terms are as follows:

(In thousands)
2006	$40,981
2007	30,866
2008	20,882
2009	21,746
2010	7,624
After 2010	22,661

Total minimum rentals to be received in the future under non-cancelable subleases as of December 31, 2005 are $21.2 million.

8.    Employee Benefit Plans

Pension Benefits
The Company has pension and profit sharing retirement plans covering a substantial number of its employees. The defined benefits for salaried employees generally are based on years of service and the employee's level of compensation during specified periods of employment. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. The multi-employer plans in which the Company participates provide benefits to certain unionized employees. The Company's funding policy for qualified plans is consistent with statutory regulations and customarily equals the amount deducted for income tax purposes. The Company also makes periodic voluntary contributions as recommended by its pension committee. The Company's policy is to amortize prior service costs of defined benefit pension plans over the average future service period of active plan participants. The Company uses an October 31 measurement date for its United States defined benefit pension plans and recently acquired international plans. A September 30 measurement date is used for other international defined benefit pension plans.

For a majority of the U.S. defined benefit pension plans and certain international defined benefit pension plans, accrued service will no longer be granted for periods after December 31, 2003. In place of these plans, the Company has established, effective January 1, 2004, defined contribution pension plans providing for the Company to contribute a specified matching amount for participating employees’ contributions to the plan. Domestically, this match is made on employee contributions up to four percent of their eligible compensation. Additionally, the Company may provide a discretionary contribution of up to two percent of compensation for eligible employees. The two percent discretionary contribution was recorded for the last two years, 2005 and 2004, and paid in February of the subsequent year. Internationally, this match is up to six percent of eligible compensation with an additional two percent going towards insurance and administrative costs. The Company believes these new defined contribution plans will provide a more predictable and less volatile pension expense than exists under the defined benefit plans.

(In thousands)	U. S. Plans			International Plans
	2005	2004	2003	2005	2004	2003
Pension Expense (Income)
Defined benefit plans:
Service cost	$3,380	$2,610	$7,339	$8,195	$9,561	$10,439
Interest cost	13,914	13,592	13,201	40,475	37,876	32,627
Expected return on plan assets	(19,112)	(17,960)	(15,758)	(44,796)	(39,765)	(34,083)
Recognized prior service costs	767	754	726	1,208	1,245	1,117
Recognized losses	3,617	2,982	4,409	12,247	13,431	9,813
Amortization of transition (asset) liability	(1,455)	(1,466)	(1,466)	117	(567)	(626)
Settlement/Curtailment loss (gain)	(3)	131	36	50	—	8
Defined benefit plans pension expense	1,108	643	8,487	17,496	21,781	19,295
Multi-employer plans	8,156	7,674	6,020	5,579	5,395	4,389
Defined contribution plans	7,522	6,197	527	5,901	5,722	2,329

Pension expense	$16,786	$14,514	$15,034	$28,976	$32,898	$26,013

The change in the financial status of the pension plans and amounts recognized in the Consolidated Balance Sheets at December 31, 2005 and 2004 are as follows:

Defined Benefit Pension Benefits	U. S. Plans		International Plans
(In thousands)	2005	2004	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$243,568	$221,695	$746,573	$660,441
Service cost	3,380	2,610	8,195	9,561
Interest cost	13,914	13,592	40,475	37,876
Plan participants’ contributions	—	—	1,866	2,691
Amendments	711	—	—	—
Actuarial loss	5,300	18,094	86,447	15,074
Settlements/curtailments	—	(22)	(541)	(54)
Benefits paid	(11,244)	(12,401)	(28,602)	(30,113)
Obligations of added plans	—	—	20,695	—
Effect of foreign currency	—	—	(76,774)	51,097
Benefit obligation at end of year	$255,629	$243,568	$798,334	$746,573
Change in plan assets:
Fair value of plan assets at beginning of year	$223,108	$209,130	$617,097	$522,185
Actual return on plan assets	26,377	23,096	104,295	52,900
Employer contributions	8,439	3,283	40,367	34,528
Plan participants’ contributions	—	—	1,868	2,692
Benefits paid	(11,244)	(12,401)	(28,225)	(29,774)
Plan assets of added plans	—	—	10,292	—
Effect of foreign currency	—	—	(75,545)	34,566
Fair value of plan assets at end of year	$246,680	$223,108	$670,149	$617,097
Funded status:
Funded status at end of year	$(8,949)	$(20,460)	$(128,185)	$(129,476)
Unrecognized net loss	54,593	60,173	229,454	240,797
Unrecognized transition (asset) obligation	(361)	(1,817)	332	478
Unrecognized prior service cost	3,802	3,858	9,643	12,085
Net amount recognized	$49,085	$41,754	$111,244	$123,884
Amounts recognized in the Consolidated Balance Sheets consist of the following:
Prepaid benefit cost	$62,407	$54,613	$—	$—
Accrued benefit liability	(31,416)	(37,187)	(85,625)	(91,115)
Intangible asset	2,173	3,209	9,537	11,733
Accumulated other comprehensive loss	15,921	21,119	187,332	203,266
Net amount recognized	$49,085	$41,754	$111,244	$123,884

The Company’s best estimate of expected contributions to be paid in year 2006 for the U.S. defined benefit plans is $1.0 million and for the international defined benefit plans is $19.8 million.

Contributions to multiemployer pension plans were $13.6 million and $15.2 million in years 2005 and 2004, respectively. For defined contributions, payments were $12.9 million and $9.7 million for years 2005 and 2004, respectively.

Future Benefit Payments
The expected benefit payments for defined benefit plans over the next ten years are as follows:

(In millions)	U.S. Plans	International Plans
2006	$10.3	$28.4
2007	11.2	28.5
2008	11.8	29.4
2009	12.6	30.4
2010	13.5	32.8
2011 - 2015	81.6	175.7

Net Periodic Pension Expense Assumptions
The weighted-average actuarial assumptions used to determine the net periodic pension expense for the years ended December 31 were as follows:

	Global Weighted Average December 31
	2005	2004	2003
Discount rates	5.7%	5.9%	6.0%
Expected long-term rates of return on plan assets	7.8%	7.9%	8.0%
Rates of compensation increase	3.4%	3.5%	3.4%

	U. S. Plans December 31			International Plans December 31
	2005	2004	2003	2005	2004	2003
Discount rates	5.75%	6.25%	6.75%	5.7%	5.7%	5.8%
Expected long-term rates of return on plan assets	8.75%	8.75%	8.9%	7.5%	7.5%	7.6%
Rates of compensation increase	4.0%	4.0%	3.8%	3.3%	3.4%	3.3%

The expected long-term rates of return on plan assets for the 2006 pension expense are 8.25% for the U.S. plans and 7.4% for the international plans.

Defined Benefit Pension Obligation Assumptions
The weighted-average actuarial assumptions used to determine the defined benefit pension plan obligations at December 31 were as follows:

	Global Weighted Average December 31
	2005	2004	2003
Discount rates	5.3%	5.7%	5.9%
Rates of compensation increase	3.4%	3.5%	3.5%

	U. S. Plans December 31			International Plans December 31
	2005	2004	2003	2005	2004	2003
Discount rates	5.87%	5.75%	6.25%	5.2%	5.7%	5.7%
Rates of compensation increase	4.36%	4.0%	4.0%	3.2%	3.3%	3.4%

The U.S. discount rate was determined using a yield curve that was produced from a universe containing over 500 U.S.-issued, AA-graded corporate bonds, all of which were noncallable (or callable with make whole provisions), and excluding the 10% of the bonds with the highest yields and the 10% with the lowest yields. The discount rate was then developed as the level-equivalent rate that would produce the same present value as that using spot rates to discount the projected benefit payments. For international plans, the discount rate is aligned to Corporate bond yields in the local markets, normally AA-rated Corporations. The process and selection seeks to approximate the cash outflows with the timing and amounts of the expected benefit payments. As of the September 30, 2005 measurement date, these rates have declined by about one half of one percent from the prior year.

Accumulated Benefit Obligations
The accumulated benefit obligation for all defined benefit pension plans at December 31 was as follows:

(In millions)	U.S. Plans	International Plans
2005	$244.4	$744.7
2004	231.6	705.3

Plans with Accumulated Benefit Obligation in Excess of Plan Assets
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets at December 31 were as follows:

	U. S. Plans		International Plans
(In millions)	2005	2004	2005	2004
Projected benefit obligation	$76.8	$75.6	$778.2	$737.3
Accumulated benefit obligation	74.2	73.8	730.1	697.8
Fair value of plan assets	44.9	40.7	644.8	605.4

The decrease in the minimum liability included in other comprehensive income (loss) net of taxes was $14.7 million in 2005. The increase in the minimum liability included in other comprehensive income (loss) net of taxes was ($4.5) million in 2004.

The asset allocations attributable to the Company’s U.S. pension plans at October 31, 2005 and 2004 and the target allocation of plan assets for 2006, by asset category, are as follows:

U.S. Plans	Target 2006	Percentage of Plan Assets at October 31
Asset Category	Allocation	2005	2004
Domestic Equity Securities	47% - 57%	51.9%	52.6%
Fixed Income Securities	27% - 37%	29.0%	32.5%
International Equity Securities	4.5% - 14.5%	10.7%	10.5%
Cash & Cash Equivalents	0% - 5%	4.1%	1.8%
Other	2% - 6%	4.3%	2.6%

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

The Company reviews the long-term expected return on asset assumption on a periodic basis taking into account a variety of factors including the historical investment returns achieved over a long-term period, the targeted allocation of plan assets and future expectations based on a model of asset returns for an actively managed portfolio, inflation and administrative/other expenses. The model simulates 500 different capital market results over 15 years. For 2006, the expected return on asset assumption is 8.25%. The Company had lowered its expected return on asset assumption from 8.75% in 2005 and 2004 due to changes in capital market expectations.

The U.S. defined benefit pension plans assets include 382,640 shares of the Company’s stock valued at $24.4 million and $18.2 million on October 31, 2005 and 2004, respectively, representing 9.9% and 8.2%, respectively, of total plan assets. As part of a rebalancing of the pension fund to further diversify the plan assets, approximately one-half of the pension fund’s holdings in the Company’s stock were sold in the second quarter of 2004. As of December 31, 2005, the Company’s stock represented 9.9% of total plan assets. The Company is considering a further rebalancing of the Company’s stock in the pension fund during 2006. Dividends paid to the pension plans on the Company stock amounted to $0.4 million in 2005 and $0.6 million in 2004.

The asset allocations attributable to the Company’s international plans at September 30, 2005 and 2004 and the target allocation of plan assets for 2006, by asset category, are as follows:

International Plans	Target 2006	Percentage of Plan Assets at September 30
Asset Category	Allocation	2005	2004
Equity Securities	55.5% - 64.5%	57.1%	57.5%
Fixed Income Securities	37.5% - 42.5%	40.8%	42.0%
Cash & Cash Equivalents	0%	1.0%	0.4%
Other	0%	1.1%	0.1%

Plan assets as of September 30, 2005, in the United Kingdom (U.K.) defined benefit pension plan amounted to over 90% of the international pension assets. These assets were divided into portfolios representing various categories of equities, fixed income, cash and cash equivalents managed by a number of professional investment managers.

The primary investment objective is long-term growth of assets in order to meet present and future benefit obligations. The Company periodically conducts asset/liability modeling studies to ensure the investment strategies are aligned with the profile of benefit obligations. For the international long-term rate of return, the Company considered the current level of expected returns in risk-free investments (primarily government bonds), the historical level of the risk premium associated with other asset classes in which the portfolio is invested and the expectations for future returns of each asset class and plan expenses. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets. The expected return-on-asset assumption was 7.75% for the U.K. plan in 2005. The Company has reduced the expected rate of return to 7.50% for 2006. The remaining international pension plans with assets representing less than 10% of the international pension assets are under the guidance of professional investment managers and have similar investment objectives.

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

(In thousands)	2005	2004	2003
Postretirement Benefits Expense (Income)
Service cost	$7	$11	$21
Interest cost	200	342	553
Recognized prior service costs	7	32	32
Recognized (gains) or losses	(37)	39	66
Curtailment gains	(318)	(2,236)	(4,898)
Postretirement benefit income	$(141)	$(1,812)	$(4,226)

The curtailment gains of $0.3 million for 2005 and $2.2 million for 2004 were due to the termination of certain retiree health care plans. The curtailment gain of $4.9 million for 2003 was due to the termination of certain retiree life insurance and health care plans.

Effective October 31, 2004, the Company adopted the provisions of Financial Accounting Standards Board Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP FAS 106-2). Adoption of FSP FAS 106-2 reduced the Company’s accumulated postretirement benefit obligation by $0.3 million as of December 31, 2004. This amount was treated as an unrecognized actuarial gain. The Company deferred re-measurement of its postretirement health care benefit obligation until its measurement date, so there was no effect on 2004 reported expense. The year 2005 expense decreased by $36 thousand, after reflecting the value of the federal subsidy. The Company’s accumulated postretirement benefit obligation decreased by $255 thousand as of December 31, 2005.

The changes in the postretirement benefit liability recorded in the Consolidated Balance Sheets are as follows:

Postretirement Benefits
(In thousands)	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$4,187	$7,405
Service cost	7	11
Interest cost	200	342
Actuarial gain	(117)	(654)
Plan participants’ contributions	25	48
Benefits paid	(311)	(369)
Plan amendments	—	4
Curtailment	(670)	(2,600)
Benefit obligation at end of year	$3,321	$4,187

Funded status:
Funded status at end of year	$(3,321)	$(4,187)
Unrecognized prior service cost	17	296
Unrecognized net actuarial gain	(256)	(95)
Net amount recognized as accrued benefit liability	$(3,560)	$(3,986)

The actuarial assumptions used to determine the postretirement benefit obligation are as follows:

(Dollars in thousands)	2005	2004	2003
Assumed discount rate	5.87%	5.75%	6.25%
Health care cost trend rate	10.00%	10.00%	12.00%
Decreasing to ultimate rate	5.00%	5.00%	5.00%

Effect of one percent increase in health care cost trend rate:
On total service and interest cost components	$10	$15	$24
On postretirement benefit obligation	$166	$239	$373
Effect of one percent decrease in health care cost trend rate:
On total service and interest cost components	$(9)	$(13)	$(21)
On postretirement benefit obligation	$(149)	$(212)	$(336)

It is anticipated that the health care cost trend rate will decrease from 10% in 2006 to 5.0% in the year 2011.

The assumed discount rates to determine the postretirement benefit expense for the years 2005, 2004 and 2003 were 5.75%, 6.25% and 6.75%, respectively.

The Company’s expected benefit payments over the next ten years are as follows:

(In thousands)	Benefits Payments Before Subsidy	Expected Subsidy Under Medicare Modernization Act
2006	$326	$27
2007	320	27
2008	321	28
2009	319	28
2010	314	28
2011 - 2015	1,435	125

Savings Plan
Prior to January 1, 2004, the Company had a 401(k) Savings Plan (the Savings Plan) which covered substantially all U.S. employees with the exception of employees represented by a collective bargaining agreement, unless the agreement expressly provides otherwise. Effective January 1, 2004, certain U.S. employees previously covered by the Savings Plan were transferred into the Harsco Retirement Savings & Investment Plan (HRSIP) which is a defined contribution pension plan. The transferred employees were those whose credited years of service under the qualified Defined Benefit Pension Plan were frozen as of December 31, 2003 (as discussed in the Pension Benefits section of this footnote). Employees whose credited service was not frozen as of December 31, 2003 remained in the Savings Plan. The expenses related to the HRSIP are included in the defined contribution pension plans disclosure in the Pension Benefits section of this footnote.

Employee contributions to the Savings Plan are generally determined as a percentage of covered employees' compensation. The expense for contributions to the Savings Plan by the Company was $ 0.9 million, $0.4 million and $3.5 million for 2005, 2004 and 2003, respectively.

Employee directed investments in the Savings Plan and HRSIP include the following amounts of Company stock:

Company Shares in Plans
	December 31, 2005		December 31, 2004		December 31, 2003
(Dollars in millions)	Number of Shares	Fair Market Value	Number of Shares	Fair Market Value	Number of Shares	Fair Market Value

Savings Plan	929,537	$62.8	1,017,241	$56.7	2,143,820	$93.9

HRSIP	921,258	62.2	954,442	53.2	—	—

Executive Incentive Compensation Plan
The amended 1995 Executive Incentive Compensation Plan, as approved by the Management Development and Compensation Committee of the Board of Directors, provides the basis for determination of annual incentive compensation awards under a performance-based Economic Value Added (EVA®) plan. Actual cash awards are usually paid in January or February of the following year. The Company accrues amounts reflecting the estimated value of incentive compensation anticipated to be earned for the year. Total executive incentive compensation expense was $6.1 million, $4.5 million and $4.0 million in 2005, 2004 and 2003, respectively. The 2005 expense included performance-based restricted stock units (RSUs) that were granted to certain officers of the Company. There were no RSUs granted to officers in 2004 or 2003. See Note 12, “Stock-Based Compensation,” for additional information on the equity component of executive compensation.

9.    Income Taxes

Income before income taxes and minority interest for both continuing and discontinued operations in the Consolidated Statements of Income consists of the following:

(In thousands)	2005	2004	2003

United States	$74,013	$57,566	$53,549
International	156,107	125,619	90,480
Total income before income taxes and minority interest	$230,120	$183,185	$144,029

Income tax expense/(benefit):
Currently payable:
Federal	$24,260	$(2,788)	$5,275
State	637	(281)	(961)
International	34,381	31,471	24,233
Total income taxes currently payable	59,278	28,402	28,547

Deferred federal and state	4,550	17,110	12,255
Deferred international	887	7,797	3,815
Total income tax expense	$64,715	$53,309	$44,617

Continuing Operations	$64,771	$49,034	$41,708
Discontinued Operations	(56)	4,275	2,909
Total income tax expense	$64,715	$53,309	$44,617

Cash payments for income taxes were $58.6 million, $26.2 million and $23.5 million, for 2005, 2004 and 2003, respectively.

The following is a reconciliation of the normal expected statutory U.S. federal income tax rate to the effective rate as a percentage of Income before income taxes and minority interest for both continuing and discontinued operations as reported in the Consolidated Statements of Income:

	2005	2004	2003
U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	0.7	1.0	0.3
Export sales corporation benefit/domestic manufacturing deduction	(0.6)	(0.6)	(0.7)
Deductible 401(k) dividends	(0.4)	(0.4)	(0.6)
Losses for which no tax benefit was recorded	0.0	0.0	0.1
Difference in effective tax rates on international earnings and remittances	(5.4)	(1.7)	(2.2)
Settlement of tax contingencies	(0.9)	(3.3)	(1.1)
Other, net	(0.3)	(0.9)	0.2
Effective income tax rate	28.1%	29.1%	31.0%

The difference in effective tax rates on international earnings and remittances from 2004 to 2005 includes a one-time benefit recorded in the fourth quarter of 2005 of $2.7 million associated with funds repatriated under the American Jobs Creation Act of 2004 (AJCA). Additionally, during the fourth quarter of 2005, consistent with the Company’s strategic plan of investing for growth, the Company designated certain international earnings as permanently reinvested which resulted in a one-time income tax benefit of $3.6 million.

The tax effects of the primary temporary differences giving rise to the Company's deferred tax assets and liabilities for the years ended December 31, 2005 and 2004 are as follows:

(In thousands)	2005		2004
Deferred income taxes	Asset	Liability	Asset	Liability
Depreciation	$—	$143,802	$—	$111,967
Expense accruals	23,951	—	22,437	—
Inventories	3,510	—	3,268	—
Provision for receivables	1,578	—	3,225	—
Postretirement benefits	1,340	—	1,475	—
Deferred revenue	—	4,941	—	3,770
Operating loss carryforwards	22,340	—	19,667	—
Deferred foreign tax credits	8,708	—	—	—
Pensions	26,764	17,129	25,649	9,493
Currency translation adjustment	2,846	—	—	—
Other	4,615	428	5,292	4,071
Subtotal	95,652	166,300	81,013	129,301
Valuation allowance	(21,682)	—	(17,492)	—
Total deferred income taxes	$73,970	$166,300	$63,521	$129,301

At December 31, 2005 and 2004, Other current assets included deferred income tax benefits of $29.8 million and $28.9 million, respectively.

At December 31, 2005, after-tax net operating loss carryforwards (NOLs) totaled $22.3 million. Of that amount, $10.8 million is attributable to international operations, $0.3 million can be carried forward five years, $0.8 million can be carried forward ten years and $9.7 million can be carried forward indefinitely. After-tax federal NOLs are $2.0 million and expire in 2018. After-tax U.S. state NOLs are $9.5 million. Of that amount, $1.3 million expire in 2006-2012, $3.9 million expire in 2013-2020, and $4.3 million expire in 2025. Included in the above-mentioned total are $8.1 million of preacquisition NOLs.

The valuation allowance of $21.7 million and $17.5 million at December 31, 2005 and 2004, respectively, related principally to NOLs which are uncertain as to realizability. To the extent that the preacquisition NOLs are utilized in the future and the associated valuation allowance reduced, the tax benefit will be allocated to reduce goodwill.

The change in the valuation allowances for 2005 and 2004 results primarily from the utilization of NOLs, the release of valuation allowances in certain jurisdictions based on the Company's revaluation of the realizability of future benefits, recent acquisitions and the increase in valuation allowances in certain jurisdictions based on the Company’s revaluation of the realizability of future benefits.

The Company has not provided U.S. income taxes on certain of its non-U.S. subsidiaries’ undistributed earnings as such amounts are permanently reinvested outside the U.S. At December 31, 2005 and 2004, such earnings were approximately $295 million and $86 million, respectively. The Company has various tax holidays in Europe, the Middle East and Asia that expire between 2005 and 2010. During 2005, 2004 and 2003, these tax holidays resulted in approximately $2.4 million, $4.2 million and $3.6 million, respectively, in reduced income tax expense.

On October 22, 2004, the AJCA was signed into law. The AJCA includes a deduction of 85% for certain international earnings that are repatriated, as defined in the AJCA, to the U.S. The Company completed its evaluation of the repatriation provisions of the AJCA and repatriated qualified earnings of approximately $24 million in the fourth quarter of 2005. This resulted in the Company receiving a one-time income tax benefit of approximately $2.7 million during the fourth quarter of 2005.

10.    Commitments and Contingencies

Environmental
The Company is involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites. While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company. The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Consolidated Balance Sheets at December 31, 2005 and 2004 include accruals of $2.8 million and $2.7 million, respectively, for environmental matters. The amounts charged against pre-tax income related to environmental matters totaled $1.5 million, $2.1 million and $1.4 million in 2005, 2004 and 2003, respectively.

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

Royalty Expense Dispute
The Company is involved in a royalty expense dispute with Canada Revenue Agency (“CRA”).  The CRA is proposing to disallow certain royalty expense deductions claimed by the Company’s Canadian subsidiary on its 1994-1998 tax returns.  As of December 31, 2005, the maximum assessment from the CRA for the period 1994-1998 is approximately $10.0 million including tax and interest.  The Ontario Ministry of Finance (“Ontario”) is also proposing to disallow these same deductions for the period 1994-1998.  As of December 31, 2005, the maximum assessment from Ontario is approximately $3.3 million including tax and interest.  The Company has filed administrative appeals and will vigorously contest these disallowances.

The Company currently anticipates that, ultimately, it may have liability for some portion of the assessment in this royalty expense dispute.  However, the Company intends to utilize competent authority proceedings in the U.S. to recover a portion of any required tax payment amount.  The Company believes that any amount not recovered through these proceedings has been fully reserved as of December 31, 2005 and, therefore will not have a material adverse effect on the Company’s future results of operations or financial condition.  In accordance with Canadian tax law, the Company made a payment to the CRA in the fourth quarter of 2005 of $5.0 million, or one-half of the disputed amount.  Additionally, the Company has agreed to pay Ontario approximately $22 thousand per month until the claim with CRA has been settled.  These payments were made for tax compliance purposes and to reduce potential interest expense on the disputed amount.  These payments in no way reflect the Company’s acknowledgement as to the validity of the assessed amounts.

Other
The Company has been named as one of many defendants (approximately 90 or more in most cases) in legal actions alleging personal injury from exposure to airborne asbestos over the past several decades. In their suits, the plaintiffs have named as defendants, among others, many manufacturers, distributors and installers of numerous types of equipment or products that allegedly contained asbestos.

The Company believes that the claims against it are without merit. The Company has never been a producer, manufacturer or processor of asbestos fibers. Any component within a Company product which may have contained asbestos would have been purchased from a supplier. Based on scientific and medical evidence, the Company believes that any asbestos exposure arising from normal use of any Company product never presented any harmful levels of airborne asbestos exposure, and moreover, the type of asbestos contained in any component that was used in those products was protectively encapsulated in other materials and is not associated with the types of injuries alleged in the pending suits. Finally, in most of the depositions taken of plaintiffs to date in the litigation against the Company, plaintiffs have failed to specifically identify any Company products as the source of their asbestos exposure.

The majority of the asbestos complaints pending against the Company have been filed in either New York or Mississippi. Almost all of the New York complaints contain a standard claim for damages of $20 million or $25 million against the approximately 90 defendants, regardless of the individual’s alleged medical condition, and without specifically identifying any Company product as the source of plaintiff’s asbestos exposure. With respect to the Mississippi complaints, most contain a standard claim for an unstated amount of damages against the numerous defendants (typically 240 to 270), without specifically identifying any Company product as the source of plaintiff’s alleged asbestos exposure.

As of December 31, 2005, there are 27,216 pending asbestos personal injury claims filed against the Company. Of these cases, 26,239 were pending in the New York Supreme Court for New York County in New York State and 622 of the cases were pending in state courts of various counties in Mississippi. The other claims, totaling approximately 355, are filed in various counties in a number of state courts, and in certain Federal District Courts, and those complaints assert lesser amounts of damages than the New York cases or do not state any amount claimed.

As of December 31, 2005, the Company has obtained dismissal by stipulation, or summary judgment prior to trial, in 16,114 cases.

In view of the persistence of asbestos litigation nationwide, which has not yet been sufficiently addressed either politically or legally, the Company expects to continue to receive additional claims. However, there have been developments during the past several years, both by certain state legislatures and by certain state courts, which could favorably affect the Company’s ability to defend these asbestos claims in those jurisdictions. These developments include procedural changes, docketing changes, proof of damage requirements and other changes that require plaintiffs to follow specific procedures in bringing their claims and to show proof of damages before they can proceed with their claim. An example is the action taken by the New York Supreme Court (a trial court), which is responsible for managing all asbestos cases pending within New York County in the State of New York. This Court issued an order in December of 2002 that created a Deferred or Inactive Docket for all pending and future asbestos claims filed by plaintiffs who cannot demonstrate that they have a malignant condition or discernable physical impairment, and an Active or In Extremis Docket for plaintiffs who are able to show such medical condition. As a result of this order, the majority of the asbestos cases filed against the Company in New York County have been moved to the Inactive Docket until such time as the plaintiff can show that they have incurred a physical impairment. As of December 31, 2005, the Company has been listed as a defendant in 262 Active or In Extremis asbestos cases in New York County. The Court’s Order has been challenged by plaintiffs.

The Company’s insurance carrier has paid all legal and settlement costs and expenses to date. The Company has liability insurance coverage available under various primary and excess policies that the Company believes will be available, if necessary, to substantially cover any liability that might ultimately be incurred on these claims.

The Company intends to continue its practice of vigorously defending these cases as they are listed for trial. It is not possible to predict the ultimate outcome of asbestos-related lawsuits, claims and proceedings due to the unpredictable nature of personal injury litigation. Despite this uncertainty, and although results of operations and cash flows for a given period could be adversely affected by asbestos-related lawsuits, claims and proceedings, management believes that the ultimate outcome of these cases will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Insurance liabilities are recorded in accordance with SFAS 5, “Accounting for Contingencies.” Insurance reserves have been estimated based primarily upon actuarial calculations and reflect the undiscounted estimated liabilities for ultimate losses including claims incurred but not reported. Inherent in these estimates are assumptions which are based on the Company’s history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends. If actual claims differ from those projected by management, changes (either increases or decreases) to insurance reserves may be required and would be recorded through income in the period the change was determined. When a recognized liability is covered by third-party insurance, the Company records an insurance claim receivable to reflect the covered liability. See Note 1, “Summary of Significant Accounting Policies,” for additional information on Accrued Insurance and Loss Reserves.

11.    Capital Stock

The authorized capital stock of the Company consists of 150,000,000 shares of common stock and 4,000,000 shares of preferred stock, both having a par value of $1.25 per share. The preferred stock is issuable in series with terms as fixed by the Board of Directors. None of the preferred stock has been issued. On June 24, 1997, the Company adopted a revised Shareholder Rights Plan. Under that Plan, the Board declared a dividend to stockholders of record on September 28, 1997, of one right for each share of common stock. The rights may only be exercised if, among other things, a person or group has acquired 15% or more, or intends to commence a tender offer for 20% or more, of the Company's common stock. Each right entitles the holder to purchase 1/100th share of a new Harsco Junior Participating Cumulative Preferred Stock at an exercise price of $150. Once the rights become exercisable, if any person acquires 20% or more of the Company's common stock, the holder of a right will be entitled to receive common stock calculated to have a value of two times the exercise price of the right. The rights, which expire on September 28, 2007, do not have voting power, and may be redeemed by the Company at a price of $.05 per right at any time until the 10th business day following public announcement that a person or group has accumulated 15% or more of the Company's common stock. At December 31, 2005, 750,000 shares of $1.25 par value preferred stock were reserved for issuance upon exercise of the rights.

The Board of Directors has authorized the repurchase of shares of common stock as follows:

	No. of Shares Authorized to be Purchased January 1	No. of Shares Purchased		Additional Shares Authorized for Purchase	Remaining No. of Shares Authorized for Purchase December 31
2003	499,154	—		500,846	1,000,000
2004	1,000,000	—		—	1,000,000
2005	1,000,000	(133)	(a)	—	1,000,000

(a)
The 133 shares purchased were not part of the share repurchase program.  They were shares which a retired employee sold to the Company in order to pay personal federal and state income taxes on shares issued to the employee upon retirement.

On June 24, 2003, the Board of Directors increased the share repurchase authorization to 1,000,000 shares. In November 2005, the Board of Directors extended the share purchase authorization through January 31, 2007 for the 1,000,000 shares still remaining from the prior authorization.

In 2005, 2004 and 2003, additional issuances of treasury shares of 5,306 shares, 11,195 shares and 3,633 shares, respectively, were made for SGB stock option exercises, employee service awards and shares related to vested restricted stock units.

The following table summarizes the Company’s common stock:

	Common Stock
	Shares Issued	Treasury Shares	Outstanding Shares

Outstanding, January 1, 2003	67,034,010	26,494,610	40,539,400
Stock Options Exercised	323,437	(2,043)	325,480
Other	—	(1,590)	1,590

Outstanding, December 31, 2003	67,357,447	26,490,977	40,866,470
Stock Options Exercised	553,584	(10,945)	564,529
Other	—	(250)	250

Outstanding, December 31, 2004	67,911,031	26,479,782	41,431,249
Stock Options Exercised	346,754	(4,086)	350,840
Other	—	(1,220)	1,220
Purchases	—	133	(133)

Outstanding, December 31, 2005	68,257,785	26,474,609	41,783,176

The following is a reconciliation of the average shares of common stock used to compute basic earnings per common share to the shares used to compute diluted earnings per common share as shown on the Consolidated Statements of Income:

(Amounts in thousands, except per share data)	2005	2004	2003
Income from continuing operations	$156,750	$113,540	$86,999
Average shares of common stock outstanding used to compute basic earnings per common share	41,642	41,129	40,690
Dilutive effect of stock options and restricted stock units	438	469	283
Shares used to compute dilutive effect of stock options	42,080	41,598	40,973
Basic earnings per common share from continuing operations	$3.76	$2.76	$2.14
Diluted earnings per common share from continuing operations	$3.73	$2.73	$2.12

All outstanding stock options were included in the computation of diluted earnings per share at December 31, 2005 and 2004. Options to purchase 32,000 shares were outstanding at December 31, 2003, but were not included in the computation of diluted earnings per share because the effect was antidilutive.

12.    Stock-Based Compensation

In 2004, the Company’s stockholders approved an amendment to the 1995 Non-Employee Directors’ Stock Plan whereby non-employee directors are granted restricted stock or restricted stock units instead of stock options. In 2005, 6,000 restricted stock units with a fair value of $53.75 per unit were granted to the non-employee directors. Each non-employee director was granted 750 restricted stock units vesting after one year. In 2004, 3,500 restricted stock units with a fair value of $43.42 per unit were granted to the non-employee directors. Each non-employee director was granted 500 restricted stock units vesting after one year. The restricted stock units require no payment from the recipient and compensation cost is measured based on the market price on the grant date and is recorded over the vesting period. Restricted stock units issued to non-employee directors will be exchanged for a like number of shares of Company stock following termination of the participant’s service as a director. As issued, restricted stock units do not have an option for cash payout. Compensation expense related to the non-employee directors restricted stock unit awards totaled $0.3 million in 2005.

In 2004, the Company’s stockholders approved a proposal to amend the 1995 Executive Incentive Compensation Plan in order to meet new requirements of the New York Stock Exchange and to comply with tax law changes. During 2004, no stock options or restricted stock units were granted to officers or employees. In 2004, the Management Development and Compensation Committee of the Board of Directors approved the granting of restricted stock units as the long-term equity component of officer compensation. In the first quarter of 2005, the Company issued 32,700 performance-based restricted stock units with a fair value of $50.41 per unit to certain officers of the Company. Additionally, in the first quarter of 2006, the Company issued 46,550 performance-based restricted stock units with a fair value of $67.70 per unit to certain officers of the Company. Restricted stock units granted to officers vest after three years of continuous employment. After the restricted stock units vest, they will be exchanged for a like number of shares of Company stock. These restricted stock units are not redeemable for cash. Compensation expense related to the officers’ restricted stock unit awards totaled $0.5 million in 2005.

No stock options were granted during 2004 and 2005. During 2003, stock options were only granted to non-employee directors. The fair value of stock options granted during 2003 was estimated on the date of grant using the binomial option pricing model. The Company discloses the pro forma effect of accounting for stock options under the fair value method in Note 1, “Summary of Significant Accounting Policies.” The weighted-average assumptions used and the estimated fair value are as follows:

Stock Options	2003
Expected term	7.5 years
Expected stock volatility	32.7%
Risk-free interest rate	3.46%
Dividend	$1.05
Rate of dividend increase	4.63%
Fair value	$9.70

Prior to 2003, the Company had granted stock options for the purchase of its common stock to officers, certain key employees and directors under two stockholder-approved plans. The 1995 Executive Incentive Compensation Plan authorizes the issuance of up to 4,000,000 shares of the Company's common stock for use in paying incentive compensation awards in the form of stock options or other equity awards such as restricted stock, restricted stock units, or stock appreciation rights. The 1995 Non-Employee Directors' Stock Plan authorizes the issuance of up to 300,000 shares of the Company's common stock for equity awards.

Options were granted at fair market value on the date of grant. Options issued in 2002 under the 1995 Executive Incentive Compensation Plan generally vest and become exercisable commencing two years following the date of grant. Options issued under the 1995 Non-Employee Directors’ Stock Plan become exercisable commencing one year following the date of grant but vest immediately. The options under both Plans expire ten years from the date of grant. Upon stockholder approval of these two plans in 1995, the Company terminated the use of the 1986 Stock Option Plan for granting of stock option awards. At December 31, 2005, there were 1,282,931 and 156,500 shares available for granting equity awards under the 1995 Executive Incentive Compensation Plan and the 1995 Non-Employee Directors' Stock Plan, respectively.

Changes during 2005, 2004 and 2003 in stock options outstanding were as follows:

	Stock Options
	Shares Under Option	Weighted Average Exercise Price

Outstanding, January 1, 2003	2,123,113	$30.30
Granted	16,000 (a)	33.92
Exercised	(325,480)	27.15
Terminated and expired	(118,553)	33.76

Outstanding, December 31, 2003	1,695,080	30.72
Granted	—	—
Exercised	(564,529)	30.02
Terminated and expired	(9,450)	40.25

Outstanding, December 31, 2004	1,121,101 (b)	31.01
Granted	—	—
Exercised	(370,836)	29.10
Terminated and expired	(1,240)	33.41

Outstanding, December 31, 2005	749,025 (c)	$31.93
(a)	During 2003, options were only granted to non-employee directors.

(b)
Included in options outstanding at December 31, 2004 were 5,107 options granted to SGB key employees as part of the Company’s acquisition of SGB in 2000. These options are not a part of the 1995 Executive Compensation Plan, or the 1995 Non-Employee Directors’ Stock Plan.

(c)
Included in options outstanding at December 31, 2005 were 681 options granted to SGB key employees as part of the Company's acquisition of SGB in 2000. These options are not a part of the 1995 Executive Compensation Plan, or the 1995 Non-Employee Directors' Stock Plan.

Options to purchase 731,705 shares, 1,098,831 shares and 1,187,938 shares were exercisable at December 31, 2005, 2004 and 2003, respectively. The following table summarizes information concerning outstanding and exercisable options at December 31, 2005.

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercisable Prices	Number Outstanding	Remaining Contractual Life In Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$25.63 - $29.00	263,852	4.27	$27.49	254,892	$27.56
29.31 - 32.65	272,005	5.99	32.53	272,005	32.53
32.81 - 46.16	213,168	2.60	36.67	204,808	36.72
	749,025			731,705

13.    Financial Instruments

Off-Balance Sheet Risk
As collateral for the Company’s performance and to insurers, the Company is contingently liable under standby letters of credit, bonds and bank guarantees in the amount of $154.0 million and $239.1 million at December 31, 2005 and 2004, respectively. These standby letters of credit, bonds and bank guarantees are generally in force for up to four years. Certain issues have no scheduled expiration date. The Company pays fees to various banks and insurance companies that range from 0.08 percent to 1.90 percent per annum of their face value. If the Company were required to obtain replacement standby letters of credit, bonds and bank guarantees as of December 31, 2005 for those currently outstanding, it is the Company's opinion that the replacement costs would not vary significantly from the present fee structure.

The Company has currency exposures in over 45 countries. The Company's primary foreign currency exposures during 2005 were in Brazil, the United Kingdom, Canada, Australia and members of the European Economic and Monetary Union who use the euro as their currency.

Off-Balance Sheet Risk - Third Party Guarantees
In connection with the licensing of one of the Company’s trade names and providing certain management services (the furnishing of selected employees), the Company guarantees the debt of certain third parties related to its international operations. These guarantees are provided to enable the third parties to obtain financing of their operations. The Company receives fees from these operations, which are included as Services sales in the Company’s Consolidated Statements of Income. The revenue the Company recorded from these entities was $1.9 million, $1.0 million and $1.5 million for the twelve months ended December 31, 2005, 2004 and 2003, respectively. The guarantees are renewed on an annual basis and the Company would only be required to perform under the guarantees if the third parties default on their debt. The maximum potential amount of future payments (undiscounted) related to these guarantees was $2.9 million at December 31, 2005 and 2004. There is no recognition of this potential future payment in the accompanying financial statements as the Company believes the potential for making these payments is remote. These guarantees were renewed in June 2005, September 2005 and November 2005.

The Company provided an environmental indemnification for property that was sold to a third party in 2004. The term of this guarantee is seven years and the Company would only be required to perform under the guarantee if an environmental matter is discovered on the property relating to the time the Company owned the property and was not known by the buyer at the date of sale. The Company is not aware of any environmental issues related to this property. The maximum potential amount of future payments (undiscounted) related to this guarantee is $0.8 million at December 31, 2005 and 2004. There is no recognition of this potential future payment in the accompanying financial statements as the Company believes the potential for making this payment is remote.

Every three years, the Company requires a third party to review procedures and record keeping related to the production of certain products. Commencing in 2004, the Company provided an indemnification for any costs incurred by the third party resulting from an injury while these services are being provided to the Company. In addition, the Company provided an indemnification for certain costs resulting from an outside claim against the third party. The indemnification is provided for as long as the Company is producing products which meet the third party’s specifications. At December 31, 2005 and 2004, the maximum potential amount of future payments (undiscounted) related to this guarantee is $3.0 million per occurrence. This amount represents the Company’s self-insured maximum limitation. There is no specific recognition of this potential future payment in the accompanying financial statements as the Company is not aware of any claims.

Prior to the Company’s acquisition of the business, Hünnebeck guaranteed certain third party debt to leasing companies in connection with the sale of equipment. The guarantees expire on June 30, 2006, December 1, 2006 and December 1, 2008. At December 31, 2005, the maximum potential amount of future payments (undiscounted) related to these guarantees was $0.3 million. The Company would only be required to perform under the guarantees if a customer defaulted on the lease payments. There is no recognition of these potential future payments in the accompanying financial statements as the Company believes the potential for making these payments is remote.

Liabilities for the fair value of each of the guarantee instruments noted above were recognized in accordance with FASB Interpretation No. 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). These liabilities are included in Other current liabilities or Other liabilities (as appropriate) on the Consolidated Balance Sheets. The recognition of these liabilities did not have a material impact on the Company’s financial condition or results of operations for the twelve months ended December 31, 2005 or 2004.

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

Derivative Instruments and Hedging Activities
The Company has several hedges of net investment recorded in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). The Company recorded a credit of $16.3 million and a debit of $8.5 million during 2005 and 2004, respectively, in the foreign currency translation adjustments line of Other comprehensive income (loss) related to hedges of net investments.

At December 31, 2005 and 2004, the Company had $157.9 million and $93.7 million contracted amounts, respectively, of foreign currency forward exchange contracts outstanding. These contracts are part of a worldwide program to minimize foreign currency exchange operating income and balance sheet exposure. The unsecured contracts mature within twelve months and are with major financial institutions. The Company may be exposed to credit loss in the event of non-performance by the other parties to the contracts. The Company evaluates the credit worthiness of the counterparties and does not expect default by them. Foreign currency forward exchange contracts are used to hedge commitments, such as foreign currency debt, firm purchase commitments and foreign currency cash flows for certain export sales transactions.

The following tables summarize by major currency the contractual amounts of the Company's forward exchange contracts in U.S. dollars as of December 31, 2005 and 2004. The "Buy" amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the "Sell" amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies.

Forward Exchange Contracts
(In thousands)	As of December 31, 2005
	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
Euros	Buy	$14,343	January through June 2006	$(211)
Euros	Sell	1,987	January 2006	15
British pounds sterling	Buy	75,743	January 2006	(1,334)
British pounds sterling	Sell	56,929	January 2006	436
Canadian dollars	Buy	942	January 2006	5
Canadian dollars	Sell	1,886	January 2006	15
Taiwan dollars	Sell	6,088	August through November 2006	—
Total		$157,918		$(1,074)

At December 31, 2005, the Company held forward exchange contracts in British pounds sterling, euros, Canadian dollars and Taiwan dollars which were used to offset certain future payments between the Company and its various subsidiaries or vendors. These contracts all mature by November 2006. The Company had outstanding forward contracts designated as SFAS 133 cash flow hedges in the amount of $6.1 million at December 31, 2005. These forward contracts had a net unrealized loss of $112 thousand that was included in Other comprehensive income (loss), net of deferred taxes, at December 31, 2005. The Company did not elect to treat the remaining contracts as hedges under SFAS 133 and so mark-to-market gains and losses were recognized in net income.

Forward Exchange Contracts
(In thousands)	As of December 31, 2004
	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
Euros	Buy	$33,210	Through February 2005	$368
Euros	Sell	40,779	January 2005	(968)
British pounds sterling	Buy	7,287	January 2005	(195)
Canadian dollars	Buy	7,210	January 2005	178
Canadian dollars	Sell	3,149	January 2005	(73)
Australian dollars	Buy	433	January 2005	14
Australian dollars	Sell	1,629	Through April 2005	(29)
Total		$93,697		$(705)

At December 31, 2004, the Company held forward exchange contracts in British pounds sterling, euros, Canadian dollars and Australian dollars which were used to offset certain future payments between the Company and its various subsidiaries or vendors. These contracts all matured by April 2005. The Company had an outstanding forward contract designated as a SFAS 133 cash flow hedge in the amount of $587 thousand at December 31, 2004. This forward contract had an unrealized gain of $67 thousand that was included in Other comprehensive income (loss), net of deferred taxes, at December 31, 2004. The Company did not elect to treat the remaining contracts as hedges under SFAS 133 and so mark-to-market gains and losses were recognized in net income.

Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents, investments and accounts receivable. The Company places its cash and cash equivalents with high quality financial institutions and, by policy, limits the amount of credit exposure to any one institution.

Concentrations of credit risk with respect to accounts receivable are generally limited due to the Company’s large number of customers and their dispersion across different industries and geographies. However, the Company’s Mill Services Segment has several large customers throughout the world with significant accounts receivable balances. In December 2005, the Company acquired BISNH. This acquisition has increased the Company’s corresponding concentration of credit risk to customers in the steel industry. Additionally, further consolidation in the global steel industry is possible. Should transactions occur involving some of the steel industry’s larger companies, which are customers of the Company, it would result in an increase in concentration of credit risk for the Company. As part of its credit risk management practices, the Company is developing strategies to mitigate this increased concentration of credit risk.

The Company generally does not require collateral or other security to support customer receivables. If a receivable from one or more of these customers becomes uncollectible, it could have a material effect on the Company’s results of operations and cash flows.

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

The carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 2005 and 2004 are as follows:

	Financial Instruments
(In thousands)	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$120,929	$120,929	$94,093	$94,093
Liabilities:
Long-term debt including current maturities	$911,925	$947,406	$609,664	$651,456
Foreign currency forward exchange contracts	1,074	1,074	705	705

14.    Information by Segment and Geographic Area

The Company reports information about its operating segments using the "management approach" in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131). This approach is based on the way management organizes and reports the segments within the enterprise for making operating decisions and assessing performance. The Company's reportable segments are identified based upon differences in products, services and markets served. There were no significant inter-segment sales.

The Company's Divisions are aggregated into three reportable segments and an “all other” category labeled Engineered Products and Services. Due to management changes, effective January 1, 2004, the air-cooled heat exchangers business was reclassified from the Gas and Fluid Control Segment to the Other Infrastructure Products and Services (“all other”) Category. In June 2004, the Company announced a new identity for its Gas and Fluid Control Segment and renamed it Gas Technologies. Additionally, the Other Infrastructure Products and Services (“all other”) Category was renamed the Engineered Products and Services (“all other”) Category. These segments and the types of products and services offered include the following:

Mill Services Segment
This segment provides on-site, outsourced services to steel mills and other metal producers such as aluminum. Services include slag processing; semi-finished inventory management; material handling; scrap management; in-plant transportation; and a variety of other services.

Access Services Segment
Major products and services include the rental and sale of scaffolding, shoring and concrete forming systems for non-residential construction and industrial maintenance projects, and a variety of other access services including project engineering and installation.

Products and services are provided to the oil, chemical and petrochemical industries; commercial and industrial construction contractors; public utilities; industrial plants; and the infrastructure repair and maintenance markets.

Gas Technologies
Major products and services include tanks, cylinders and valves for the containment and control of compressed gases.

Major customers include various industrial markets and users of compressed gases; the hospital, life support, and refrigerant gas industries; welding distributors; medical laboratories; beverage carbonation users; and the animal husbandry industry.

Engineered Products and Services (“all other”) Category
Major products and services include railway track maintenance equipment and services; industrial grating; air-cooled heat exchangers; granules for asphalt roofing shingles and abrasives for industrial surface preparation derived from coal slag; and boilers, water heaters and process equipment, including industrial blenders, dryers and mixers.

Major customers include private and government-owned railroads and urban mass transit systems worldwide; industrial plants and the non-residential and institutional construction and retrofit markets; the natural gas exploration and processing industry; asphalt roofing manufacturers; and the chemical, food processing and pharmaceutical industries.

Other Information
The measurement basis of segment profit or loss is operating income. Sales of the Company in the United States and the United Kingdom exceeded 10% of consolidated sales with 42% and 20%, respectively, in 2005; 42% and 21%, respectively, in 2004; and 43% and 21%, respectively, in 2003. There are no significant inter-segment sales.

No single customer represented 10% or more of the Company's sales during 2005, 2004 or 2003. However, the Mill Services Segment is dependent largely on the global steel industry and in 2005, there were three customers that each provided in excess of 10% of this segment’s revenues under multiple long-term contracts at several mill sites, compared with two such customers for the years 2004 and 2003. The loss of any one of the contracts would not have a material adverse effect upon the Company’s financial position or cash flows; however, it could have a material effect on quarterly or annual results of operations. Additionally, these customers have significant accounts receivable balances. In December 2005, the Company acquired BISNH. This acquisition has increased the Company’s corresponding concentration of credit risk to these customers.  Further consolidation in the global steel industry is also possible.  Should transactions occur involving some of the steel industry’s larger companies that are customers of the Company, it would result in an increase in concentration of credit risk for the Company.

Corporate assets include principally cash, insurance receivables, prepaid pension costs and United States deferred income taxes. Net Property, Plant and Equipment in the United States represents 33%, 34% and 35% of total Net Property, Plant and Equipment as of December 31, 2005, 2004 and 2003, respectively. Net Property, Plant and Equipment in the United Kingdom represents 23% of total Net Property, Plant and Equipment as of December 31, 2005, 2004 and 2003 and is disclosed separately in the geographic area information.

Segment Information
	Twelve Months Ended
	December 31, 2005		December 31, 2004		December 31, 2003 (a)

(In thousands)	Sales	Operating Income (Loss)	Sales	Operating Income (Loss)	Sales	Operating Income (Loss)

Mill Services Segment	$1,060,354	$109,591	$997,410	$105,490	$827,521	$85,874

Access Services Segment	788,750	74,742	706,490	44,464	619,069	37,388

Gas Technologies Segment	370,201	17,912	339,086	14,393	293,965	14,544

Segment Totals	2,219,305	202,245	2,042,986	164,347	1,740,555	137,806

Engineered Products and Services (“all other”) Category	546,905	69,699	459,073	47,029	377,961	36,474

General Corporate	—	(2,996)	—	(1,527)	—	(388)

Consolidated Totals	$2,766,210	$268,948	$2,502,059	$209,849	$2,118,516	$173,892

(a)	Segment information for 2003 has been reclassified to conform with the current presentation.

Reconciliation of Segment Operating Income to Consolidated Income Before Income Taxes and Minority Interest
	Twelve Months Ended

(In thousands)	December 31 2005	December 31 2004	December 31 2003 (a)

Segment operating income	$202,245	$164,347	$137,806

Engineered Products and Services (“all other”) Category	69,699	47,029	36,474

General Corporate Expense	(2,996)	(1,527)	(388)

Operating income from continuing operations	268,948	209,849	173,892

Equity in income of unconsolidated entities, net	74	128	321

Interest Income	3,165	2,319	2,202

Interest Expense	(41,918)	(41,057)	(40,513)
Income from continuing operations before income taxes and minority interest	$230,269	$171,239	$135,902

(a)	Segment information for 2003 has been reclassified to conform with the current presentation.

Segment Information
	Assets (a)			Depreciation and Amortization

(In thousands)	2005	2004	2003 (b)	2005	2004	2003 (b)
Mill Services Segment	$1,273,522	$985,538	$898,057	$114,952	$107,682	$96,906
Access Services Segment	976,936	763,916	696,226	53,263	48,005	41,665
Gas Technologies Segment	253,276	257,233	239,500	12,610	12,735	13,086
Segment Totals	2,503,734	2,006,687	1,833,783	180,825	168,422	151,657
Engineered Products and Services (“all other”) Category	315,241	274,627	215,663	15,735	14,675	15,918
Corporate	156,829	108,442	88,589	1,505	1,274	1,360
Total	$2,975,804	$2,389,756	$2,138,035	$198,065	$184,371	$168,935

(a)	Assets from discontinued operations of $0.4 million, $0.5 million and $1.0 million in 2005, 2004 and 2003, respectively, are included in the Gas Technologies Segment.
(b)	Segment information for 2003 has been reclassified to conform with the current presentation.

Capital Expenditures

(In thousands)	2005	2004	2003 (a)
Mill Services Segment	$155,595	$120,890	$88,132
Access Services Segment	86,668	50,439	41,214
Gas Technologies Segment	6,438	8,958	7,837
Segment Totals	248,701	180,287	137,183
Engineered Products and Services (“all other”) Category	39,834	22,585	6,274
Corporate	1,704	1,363	367
Total	$290,239	$204,235	$143,824

(a)	Segment information for 2003 has been reclassified to conform with the current presentation.

Information by Geographic Area (a)
	Sales to Unaffiliated Customers			Net Property, Plant and Equipment
(In thousands)	2005	2004	2003	2005	2004	2003
Geographic Area

United States	$1,157,034	$1,047,416	$902,400	$371,039	$313,391	$306,997
United Kingdom	546,673	534,097	453,388	258,786	218,127	199,631
All Other	1,062,503	920,546	762,728	509,983	400,780	358,815
Totals excluding Corporate	$2,766,210	$2,502,059	$2,118,516	$1,139,808	$932,298	$865,443

(a)	Revenues are attributed to individual countries based on the location of the facility generating the revenue.

Information about Products and Services
	Sales to Unaffiliated Customers
(In thousands)	2005	2004	2003
Product Group
Mill services	$1,060,354	$997,410	$827,521
Access services	788,750	706,490	619,069
Industrial gas products	370,201	339,086	293,965
Railway track maintenance services and equipment	247,452	209,765	173,050
Industrial grating products	98,845	85,609	66,248
Industrial abrasives and roofing granules	72,216	70,863	68,896
Heat exchangers	92,339	60,103	41,161
Powder processing equipment and heat transfer products	36,053	32,733	28,606
Consolidated Sales	$2,766,210	$2,502,059	$2,118,516

15.    Other (Income) and Expenses

In the years 2005, 2004 and 2003, the Company recorded pre-tax Other (income) and expenses from continuing operations of $2.0 million, $4.9 million and $7.0 million, respectively. The major components of this income statement category are as follows:

	Other (Income) and Expenses
(In thousands)	2005	2004	2003
Net gains	$(9,674)	$(1,524)	$(3,543)
Impaired asset write-downs	579	484	168
Employee termination benefit costs	9,060	3,892	6,064
Costs to exit activities	1,028	975	2,725
Other expense	1,007	1,035	1,541
Total	$2,000	$4,862	$6,955

Net Gains
Net gains are recorded from the sales of redundant properties (primarily land, buildings and related equipment) and non-core assets. Most of these gains related to assets in the United States and Europe.

	Net Gains
(In thousands)	2005	2004	2003

Mill Services Segment	$(4,202)	$(354)	$(720)

Access Services Segment	(5,413)	(1,124)	(2,521)

Gas Technologies Segment	—	—	—

Engineered Products and Services (“all other”) Category	(59)	(46)	(298)

Corporate	—	—	(4)

Total	$(9,674)	$(1,524)	$(3,543)

Cash proceeds associated with these gains are included in Proceeds from the sale of assets in the investing activities section of the Consolidated Statements of Cash Flows.

Impaired Asset Write-downs
Impairment losses are measured as the amount by which the carrying amount of assets exceeded their fair value. Fair value is estimated based upon the expected future realizable cash flows including anticipated selling prices.

Non-cash impaired asset write-downs are included in Other, net in the Consolidated Statements of Cash Flows as adjustments to reconcile net income to net cash provided by operating activities.

Employee Termination Benefit Costs
The Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (SFAS 146) on January 1, 2003. This standard addresses involuntary termination costs associated with one-time benefit arrangements provided as part of an exit or disposal activity. These costs and the related liabilities are recognized by the Company when a formal plan for reorganization is approved at the appropriate level of management and communicated to the affected employees. Additionally, costs associated with on-going benefit arrangements, or in certain countries where statutory requirements dictate a minimum required benefit, are recognized when they are probable and estimable, in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” (SFAS 112).

The total amount of employee termination benefit costs incurred for the years 2005, 2004 and 2003 was as follows. None of the actions are expected to incur any additional costs.

	Employee Termination Benefit Costs
(In thousands)	2005	2004	2003

Mill Services Segment	$4,827	$1,338	$3,101

Access Services Segment	1,647	1,504	1,778

Gas Technologies Segment	107	229	174

Engineered Products and Services (“all other”) Category	1,256	685	749

Corporate	1,223	136	262

Total	$9,060	$3,892	$6,064

The terminations for the years 2003 to 2005 occurred principally in Europe and the United States.

The following table summarizes employee termination benefit costs and payments (associated with continuing operations) related to reorganization actions initiated prior to January 1, 2006:

	Original reorganization action period
(In thousands)	2005	2004	2003	2002
Employee termination benefits expense	$9,060	$3,892	$6,064	$7,140
Payments:
In 2002	—	—	—	(4,438)
In 2003	—	—	(3,838)	(2,627)
In 2004	—	(2,178)	(1,859)	(52)
In 2005	(3,826)	(1,282)	(310)	(60)
Total payments:	(3,826)	(3,460)	(6,007)	(7,177)
Other:	(33)	(52)	53	42
Remaining payments as of December 31, 2005	$5,201	$380	$110	$5

The payments for employee termination benefit costs are reflected as uses of operating cash in the Consolidated Statements of Cash Flows.

Costs Associated with Exit or Disposal Activities
Costs associated with exit or disposal activities are recognized in accordance with SFAS 146 and are included as a component of Other expenses in the Company’s Consolidated Statements of Income. SFAS 146 addresses involuntary termination costs (as discussed above) and other costs associated with exit or disposal activities (exit costs). Costs to terminate a contract that is not a capital lease are recognized when an entity terminates the contract or when an entity ceases using the right conveyed by the contract. This includes the costs to terminate the contract before the end of its term or the costs that will continue to be incurred under the contract for its remaining term without economic benefit to the entity (e.g., lease run-out costs). Other costs associated with exit or disposal activities (e.g., costs to consolidate or close facilities and relocate equipment or employees) are recognized and measured at their fair value in the period in which the liability is incurred. In 2005, $1.0 million of exit costs were incurred. These were principally relocation costs and lease run-out costs for the Engineered Products and Services Category and the Mill Services and Access Services Segments.

In 2004, 2003 and 2002, exit costs incurred were $1.0 million, $2.7 million and $1.9 million, respectively. These were principally lease run-out costs, lease termination costs and relocation costs for mainly the Mill Services and Access Services Segments.

Two-Year Summary of Quarterly Results
(Unaudited)

(In millions, except per share amounts)	2005
Quarterly	First	Second	Third	Fourth
Sales	$640.1	$696.1	$697.5	$732.5
Gross profit (a)	146.4	169.8	164.8	185.7
Net income	23.1	41.7	40.0	51.9
Basic earnings per share	0.56	1.00	0.96	1.24
Diluted earnings per share	0.55	0.99	0.95	1.23

(In millions, except per share amounts)	2004
Quarterly	First	Second	Third	Fourth
Sales	$556.3	$617.6	$617.3	$710.9
Gross profit (a)	127.3	149.7	146.5	162.1
Net income	16.9	30.7	38.6	35.0
Basic earnings per share	0.41	0.75	0.94	0.85
Diluted earnings per share	0.41	0.74	0.93	0.84

(a)	Gross profit is defined as Sales less costs and expenses associated directly with or allocated to products sold or services rendered.

Common Stock Price and Dividend Information
(Unaudited)

	Market Price Per Share		Dividends Declared
	High	Low	Per Share
2005
First Quarter	$61.35	$49.87	$0.3000
Second Quarter	61.10	52.37	0.3000
Third Quarter	66.20	53.56	0.3000
Fourth Quarter	70.57	59.70	0.3250

2004
First Quarter	$48.78	$43.00	$0.2750
Second Quarter	47.00	40.10	0.2750
Third Quarter	47.35	41.87	0.2750
Fourth Quarter	56.24	44.55	0.3000

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of December 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective. There have been no changes in internal control over financial reporting that could materially affect, or are likely to materially affect, internal control over financial reporting.

Management’s Report on Internal Controls Over Financial Reporting is included in Part II, Item 8, “Financial Statements and Supplementary Data.” Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in Part II, Item 8, “Financial Statements and Supplementary Data,” which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005.

Item 9B.	Other Information

10b5-1 Plan

The Chief Executive Officer (CEO) of the Company adopted, in the Fourth Quarter of 2004, a personal trading plan as part of a long-term strategy for asset diversification and liquidity, in accordance with the Securities and Exchange Commission’s Rule 10b5-1. Under the plan, the CEO planned to exercise, under pre-arranged terms, up to 167,500 options in open market transactions. The 167,500 options represented approximately 38% of his total option holdings at the time the trading plan was initiated. The trading plan expired in December 2005. As of the expiration of the trading plan, all 167,500 shares had been sold.

The CEO and the President and Chief Financial Officer (CFO) of the Company plan to adopt, in the First Quarter of 2006, new personal trading plans as part of a long-term strategy for asset diversification and liquidity, in accordance with the Securities and Exchange Commission’s Rule 10b5-1. Under the proposed plan, the CEO will exercise 100,000 shares and the President and CFO will exercise 28,000 shares, under pre-arranged terms, in open market transactions. The proposed trading plans will expire in July 2006.

Rule 10b5-1 allows officers and directors, at a time when they are not in possession of material non-public information, to adopt written plans to sell shares on a regular basis under pre-arranged terms, regardless of any subsequent non-public information they may receive. Exercises of stock options by the CEO and/or President pursuant to the terms of their respective plans will be disclosed publicly through Form 144 and Form 4 filings with the Securities and Exchange Commission.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). Other information required by this Item is incorporated by reference to the sections entitled “Director Information,” “Report of the Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the 2006 Proxy Statement.

The Company’s Code of Ethics for the Chief Executive Officer and Senior Financial Officers (the “Code”) may be found on the Company’s internet website, www.harsco.com. The Company intends to disclose on the website any amendments to the Code or any waiver from a provision of the Code. The Code is available in print to any stockholder who requests it.

Item 11. Executive Compensation

Information regarding compensation of executive officers and directors is incorporated by reference to the sections entitled “Management Development and Compensation Committee Report on Executive Compensation”; "Executive Compensation and Other Information"; “Stock Options”; “Options Exercises and Holdings”; “Stock Performance Graph”; “Retirement Plans”; “Employment Agreements with Officers of the Company”; and "Directors' Compensation" of the 2006 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the section entitled “Share Ownership of Directors, Management and Certain Beneficial Owners” of the 2006 Proxy Statement.

Equity Compensation Plan Information
The Company maintains the 1995 Executive Incentive Compensation Plan and the 1995 Non-Employee Directors’ Stock Plan, which allow the Company to grant equity awards to eligible persons. Upon stockholder approval of these two plans in 1995, the Company terminated the use of the 1986 Stock Option Plan for granting stock option awards.

The Company also assumed options under the SGB Group Plc Discretionary Share Option Plan 1997 (the “SGB Plan”) upon the Company’s acquisition of SGB Group Plc (“SGB”) in 2000. At the time of the acquisition, various employees of the U.K.-based SGB held previously granted stock options under the SGB Plan. The Company authorized the issuance of Harsco common stock to fulfill these SGB Plan stock options upon exercise from time to time. The Company has not made any additional stock option grants under the SGB Plan since the acquisition and will not make any further grants in the future.

The following table gives information about equity awards under these plans as of December 31, 2005. All securities referred to are shares of Harsco common stock.

Equity Compensation Plan Information
	Column (a)	Column (b)	Column (c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))
Equity compensation plans approved by security holders (1)	748,344	$31.93	1,439,431

Equity compensation plans not approved by security holders	681 (2)	35.99 (3)	—
Total	749,025	$31.93	1,439,431

(1)	Plans include the 1995 Executive Incentive Compensation Plan, as amended, and the 1995 Non-Employee Directors’ Stock Plan, as amended.
(2)
Represents the shares of Harsco common stock issuable as replacement option shares in satisfaction of the exercise of stock options granted by SGB under the SGB Plan as described below. This plan is not a material equity compensation plan of the Company.

(3)	These stock options denominate the exercise price in British pounds sterling. The price shown is translated into U. S. dollars at an exchange rate of $1.7205 effective December 31, 2005.

Description of the Equity Compensation Plan Not Approved by Security Holders

The SGB Group Plc Discretionary Share Option Plan 1997

Upon the acquisition of SGB in June 2000, the Company authorized the assumption of outstanding options granted under the SGB Plan and the issuance of options (“Harsco Replacement Options”) exercisable for shares of Harsco common stock in exchange for options granted by SGB pursuant to the SGB Plan and exercisable for shares of SGB common stock (“SGB Options”). On June 30, 2000, the Company commenced an offer (“Option Exchange Offer”) to the holders of SGB Options for an equivalent Harsco Replacement Option. Upon completion of the Option Exchange Offer, each SGB Option exercisable for one SGB share was exchanged for a Harsco Replacement Option exercisable for a fraction, equal to 0.1362, of one share of Harsco common stock. The Company has authorized the issuance of Harsco common stock from treasury or from authorized but unissued shares as necessary to fulfill the terms of the Harsco Replacement Options. The maximum number of shares of Harsco common stock that were issuable upon exercise of the Harsco Replacement Options was 61,097. Only those SGB participants who accepted the Option Exchange Offer and received Harsco Replacement Options were eligible to continue participation in the SGB Plan. SGB Options were granted under the Plan on five different dates prior to the acquisition. The exercise prices of the Harsco Replacement Options varied depending on the original SGB Option date of grant and ranged from 11.45 British pounds sterling to 20.92 British pounds sterling. All Harsco Replacement Options currently outstanding have an exercise price of 20.92 British pounds sterling. The options are exercisable during the period commencing on the third anniversary of the date the original SGB Options were granted and ending on the day before the tenth anniversary of the date the SGB Options were granted. If a participant ceases to be an Eligible Employee (as defined under the Plan), the participant’s Harsco Replacement Options will lapse, except in the event that the participant ceases to be an Eligible Employee due to death or injury, disability, redundancy or retirement.

Item 13. Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is incorporated by reference to the section entitled "Employment Agreements with Officers of the Company" of the 2006 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information regarding principal accounting fees and services is incorporated by reference to the section entitled “Fees Billed by the Accountants for Audit and Non-Audit Services” of the 2006 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) 1.	The Consolidated Financial Statements are listed in the index to Item 8, "Financial Statements and Supplementary Data," on page 45.

(a) 2.	The following financial statement schedule should be read in conjunction with the Consolidated Financial Statements (see Item 8, “Financial Statements and Supplementary Data”):

Page
Report of Independent Registered Public Accounting Firm	47

Schedule II - Valuation and Qualifying Accounts for the years 2005, 2004 and 2003	93

Schedules other than that listed above are omitted for the reason that they are either not applicable or not required, or because the information required is contained in the financial statements or notes thereto.

Condensed financial information of the registrant is omitted since "restricted net assets" of consolidated subsidiaries does not exceed 25% of consolidated net assets.

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

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
Continuing Operations

(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C Additions	COLUMN D (Deductions) Additions		COLUMN E
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Due to Currency Translation Adjustments	Other (a)	Balance at End of Period
For the year 2005:
Deducted from receivables:
Uncollectible accounts	$19,095	$6,453	$(832)	$(312)	$24,404
Deducted from inventories:
Inventory valuations	$5,058	$8,736	$(427)	$4,015	$17,382
Other reorganization and valuation reserves	$5,239	$9,081	$(380)	$(1,811)	$12,129
For the year 2004:
Deducted from receivables:
Uncollectible accounts	$24,612	$5,048	$863	$(11,428(b ))	$19,095
Deducted from inventories:
Inventory valuations	$5,950	$2,849	$343	$(4,084)	$5,058
Other reorganization and valuation reserves	$6,692	$4,811	$283	$(6,547)	$5,239
For the year 2003:
Deducted from receivables:
Uncollectible accounts	$36,483	$3,389	$1,609	$(16,869(c ))	$24,612
Deducted from inventories:
Inventory valuations	$4,541	$2,775	$535	$(1,901)	$5,950
Other reorganization and valuation reserves	$8,373	$7,409	$643	$(9,733)	$6,692

(a)	Includes principally the use of previously reserved amounts and changes related to acquired companies.

(b)	Includes $5,322 for the write-off of six accounts receivable in the Mill Services Segment as well as the write-off of other accounts receivable for all segments.

(c)	Includes $6,276 for the write-off of two accounts receivable in the Mill Services Segment as well as the write-off of other accounts receivable for all segments.

(a) 3. Listing of Exhibits Filed with Form 10-K

Exhibit Number	Data Required	Location in Form 10-K
2(a)

Share Purchase Agreement between Sun HB Holdings, LLC, Boca Raton, Florida, United States of America and Harsco Corporation, Camp Hill, Pennsylvania, United States of America dated September 20, 2005 regarding the sale and purchase of the issued share capital of Hünnebeck Group GmbH, Ratingen, Germany.

Exhibit to Form 10-Q for the period ended September 30, 2005
2(b)

Agreement, dated as of December 29, 2005, by and among the Harsco Corporation (for itself and as agent for each of MultiServ France SA, Harsco Europa BV and Harsco Investment Limited), Brambles U.K. Limited, a company incorporated under the laws of England and Wales, Brambles France SAS, a company incorporated under the laws of France, Brambles USA, Inc., a Delaware corporation, Brambles Holdings Europe B.V., a company incorporated under the laws of the Netherlands, and Brambles Industries Limited, a company incorporated under the laws of Australia. In accordance with Item 601(b)(2) of Regulation S-K, the registrant hereby agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request. Portions of Exhibit 2(a) have been omitted pursuant to a request for confidential treatment. The omitted portions have been filed separately with the Securities and Exchange Commission.

Exhibit volume, 2005 10-K
3(a)	Articles of Incorporation as amended April 24, 1990	Exhibit volume, 1990 10-K
3(b)	Certificate of Amendment of Articles of Incorporation filed June 3, 1997	Exhibit volume, 1999 10-K
3(c)	Certificate of Designation filed September 25, 1997	Exhibit volume, 1997 10-K
3(d)	By-laws as amended April 25, 1990	Exhibit volume, 1990 10-K
4(a)	Harsco Corporation Rights Agreement dated as of September 28, 1997, with Chase Mellon Shareholder Services L.L.C.	Incorporated by reference to Form 8-A, filed September 26, 1997
4(b)	Registration of Preferred Stock Purchase Rights	Incorporated by reference to Form 8-A dated October 2, 1987
4(c)	Current Report on dividend distribution of Preferred Stock Purchase Rights	Incorporated by reference to Form 8-K dated October 13, 1987

Exhibit Number	Data Required	Location in Form 10-K
4(f)	Debt and Equity Securities Registered	Incorporated by reference to Form S-3, Registration No. 33-56885 dated December 15, 1994, effective date January 12, 1995
4(g)	Harsco Finance B. V. £200 million, 7.25% Guaranteed Notes due 2010	Exhibit to Form 10-Q for the period ended September 30, 2000
4(h) (i)

Indenture, dated as of May 1, 1985, by and between Harsco Corporation and The Chase Manhattan Bank (National Association), as trustee (incorporated herein by reference to Exhibit 4(d) to the Registration Statement on Form S-3, filed by Harsco Corporation on August 23, 1991 (Reg. No. 33-42389))

Exhibit to Form 8-K dated September 8, 2003
4(h) (ii)

First Supplemental Indenture, dated as of April 12, 1995, by and among Harsco Corporation, The Chase Manhattan Bank (National Association), as resigning trustee, and Chemical Bank, as successor trustee

Exhibit to Form 8-K dated September 8, 2003
4(h) (iii)	Form of Second Supplemental Indenture, by and between Harsco Corporation and JPMorgan Chase Bank, as Trustee	Exhibit to Form 8-K dated September 8, 2003
4(h) (iv)	Second Supplemental Indenture, dated as of September 12, 2003, by and between Harsco Corporation and J.P. Morgan Chase Bank, as Trustee	Exhibit to 10-Q for the period ended September 30, 2003
4(i) (i)	Form of 5.125% Global Senior Note due September 15, 2013	Exhibit to Form 8-K dated September 8, 2003
4(i) (ii)	5.125% 2003 Notes due September 15, 2013 described in Prospectus Supplement dated September 8, 2003 to Form S-3 Registration under Rule 415 dated December 15, 1994	Incorporated by reference to the Prospectus Supplement dated September 8, 2003 to Form S-3, Registration No. 33-56885 dated December 15, 1994
Material Contracts - Credit and Underwriting Agreements
10(a) (i)	$50,000,000 Facility agreement dated December 15, 2000	Exhibit volume, 2000 10-K
10(a) (ii)	Agreement extending term of $50,000,000 Facility agreement dated December 15, 2000	Exhibit volume, 2001 10-K
10(a) (iii)	Agreement amending term and amount of $50,000,000 Facility agreement dated December 15, 2000	Exhibit volume, 2002 10-K
10(a) (iv)	Agreement extending term of $50,000,000 Facility agreement dated December 15, 2000	Exhibit volume, 2003 10-K

Exhibit Number	Data Required	Location in Form 10-K
10(a) (v)	Agreement extending term of $50,000,000 Facility agreement dated December 15, 2000	Exhibit to Form 8-K dated January 25, 2005
10(a) (vi)	Agreement extending term of $50,000,000 Facility agreement dated December 15, 2000	Exhibit volume, 2005 10-K
10(b)	Commercial Paper Dealer Agreement dated September 24, 2003, between ING Belgium SA/NV and Harsco Finance B.V.	Exhibit volume, 2003 10-K
10(b)(i)	Commercial Paper Dealer Agreement dated September 24, 2003, between ING Belgium SA/NV and Harsco Finance B.V. - Supplement No. 1 to the Dealer Agreement	Exhibit to Form 8-K dated November 8, 2005
10(c)	Commercial Paper Payment Agency Agreement Dated October 1, 2000, between Salomon Smith Barney Inc. and Harsco Corporation	Exhibit volume, 2000 10-K
10(e)	Issuing and Paying Agency Agreement, Dated October 12, 1994, between Morgan Guaranty Trust Company of New York and Harsco Corporation	Exhibit volume, 1994 10-K
10(f)	364-Day Credit Agreement	Exhibit to Form 8-K dated December 23, 2005
10(g)	Five Year Credit Agreement	Exhibit to Form 8-K dated November 23, 2005
10(i)	Commercial Paper Dealer Agreement dated June 7, 2001, between Citibank International plc, National Westminster Bank plc, The Royal Bank of Scotland plc and Harsco Finance B.V.	Exhibit to 10-Q for the period ended June 30, 2001
10(j)	Commercial Paper Placement Agency Agreement dated November 6, 1998, between Chase Securities, Inc. and Harsco Corporation	Exhibit volume, 1998 10-K
Material Contracts - Management Contracts and Compensatory Plans
10(d)	Form of Change in Control Severance Agreement (Chairman, President and CEO and Senior Vice Presidents)	Exhibit to Form 8-K dated June 21, 2005
10(k)	Harsco Corporation Supplemental Retirement Benefit Plan as amended October 4, 2002	Exhibit volume, 2002 10-K

Exhibit Number	Data Required	Location in Form 10-K
10(l)	Trust Agreement between Harsco Corporation and Dauphin Deposit Bank and Trust Company dated July 1, 1987 relating to the Supplemental Retirement Benefit Plan	Exhibit volume, 1987 10-K
10(m)	Harsco Corporation Supplemental Executive Retirement Plan as amended	Exhibit volume, 1991 10-K
10(n)	Trust Agreement between Harsco Corporation and Dauphin Deposit Bank and Trust Company dated November 22, 1988 relating to the Supplemental Executive Retirement Plan	Exhibit volume, 1988 10-K
10(o)	Harsco Corporation 1995 Executive Incentive Compensation Plan As Amended and Restated	Proxy Statement dated March 23, 2004 on Exhibit B pages B-1 through B-15
10(p)	Authorization, Terms and Conditions of the Annual Incentive Awards, as amended and Restated November 15, 2001, under the 1995 Executive Incentive Compensation Plan	Exhibit volume, 2001 10-K
10(r)	Special Supplemental Retirement Benefit Agreement for D. C. Hathaway	Exhibit Volume, 1988 10-K
10(s)	Harsco Corporation Form of Restricted Stock Units Agreement (Directors)	Exhibit to Form 8-K dated April 26, 2005
10(u)	Harsco Corporation Deferred Compensation Plan for Non-Employee Directors, as amended and restated January 1, 2005	Exhibit to Form 8-K dated April 26, 2005
10(v)	Harsco Corporation 1995 Non-Employee Directors' Stock Plan As Amended and Restated at January 27, 2004	Proxy Statement dated March 23, 2004 on Exhibit A pages A-1 through A-9
10(x)	Settlement and Consulting Agreement	Exhibit to 10-Q for the period ended March 31, 2003
10(y)	Restricted Stock Units Agreement	Exhibit to Form 8-K dated January 24, 2006
10(z)	Form of Change in Control Severance Agreement (Certain Harsco Vice Presidents)	Exhibit to Form 8-K dated June 21, 2005

Director Indemnity Agreements -

10(t)	A. J. Sordoni, III	Exhibit volume, 1989 10-K Uniform agreement, same as shown for J. J. Burdge
″	R. C. Wilburn	″ ″
″	J. I. Scheiner	″ ″
″	C. F. Scanlan	″ ″
″	J. J. Jasinowski	″ ″
″	J. P. Viviano	″ ″
″	D. H. Pierce	″ ″
″	K. G. Eddy	Exhibit to Form 8-K dated August 27, 2004
12	Computation of Ratios of Earnings to Fixed Charges	Exhibit volume, 2005 10-K
21	Subsidiaries of the Registrant	Exhibit volume, 2005 10-K
23	Consent of Independent Accountants	Exhibit volume, 2005 10-K
31(a)	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit volume, 2005 10-K
31(b)	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit volume, 2005 10-K
32(a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit volume, 2005 10-K
32(b)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit volume, 2005 10-K

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

HARSCO CORPORATION

Date 3-13-06	By:	/s/ Salvatore D. Fazzolari
Salvatore D. Fazzolari
President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

SIGNATURE	CAPACITY	DATE

/S/ Derek C. Hathaway (Derek C. Hathaway)	Chairman and Chief Executive Officer	3-13-06

/S/ Salvatore D. Fazzolari (Salvatore D. Fazzolari)	President, Chief Financial Officer, Treasurer and Director (Principal Financial Officer)	3-13-06

/S/ Geoffrey D. H. Butler (Geoffrey D. H. Butler)	Senior Vice President - Operations and Director	3-13-06

/S/ Stephen J. Schnoor (Stephen J. Schnoor)	Vice President and Controller (Principal Accounting Officer)	3-13-06

/S/ Kathy G. Eddy (Kathy G. Eddy)	Director	3-13-06

/S/ Jerry J. Jasinowski (Jerry J. Jasinowski)	Director	3-13-06

/S/ D. Howard Pierce (D. Howard Pierce)	Director	3-13-06

/S/ Carolyn F. Scanlan (Carolyn F. Scanlan)	Director	3-13-06

/S/ James I. Scheiner (James I. Scheiner)	Director	3-13-06

/S/ Andrew J. Sordoni, III (Andrew J. Sordoni, III)	Director	3-13-06

/S/ Joseph P. Viviano (Joseph P. Viviano)	Director	3-13-06

/S/ Dr. Robert C. Wilburn (Dr. Robert C. Wilburn)	Director	3-13-06