Form 10-Q
period 2006-03-31
HARSCO CORP
filed 2006-05-08
CIK 45876

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

                  For the Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

 Large accelerated filer [X]  Accelerated filer [_]  Non-accelerated filer [_]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).     YES [_]    NO [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                Class                              Outstanding at April 30, 2006
Common stock, par value $1.25 per share                     41,952,909

================================================================================

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
--------------------------------

                                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                   (Unaudited)
                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                             2006            2005
===============================================================================================================
REVENUES FROM CONTINUING OPERATIONS:
     Service sales                                                                $  572,631      $  469,573
     Product sales                                                                   196,922         170,488
---------------------------------------------------------------------------------------------------------------
        TOTAL REVENUES                                                               769,553         640,061
===============================================================================================================

COSTS AND EXPENSES FROM CONTINUING OPERATIONS:
     Cost of services sold                                                           422,824         352,405
     Cost of products sold                                                           156,224         141,242
     Selling, general and administrative expenses                                    120,570          97,037
     Research and development expenses                                                   691             659
     Other expenses                                                                    1,867           1,442
---------------------------------------------------------------------------------------------------------------
        TOTAL COSTS AND EXPENSES                                                     702,176         592,785
===============================================================================================================

        OPERATING INCOME FROM CONTINUING OPERATIONS                                   67,377          47,276

Equity in income of unconsolidated entities, net                                          61              79
Interest income                                                                          890             577
Interest expense                                                                     (14,090)        (10,443)
---------------------------------------------------------------------------------------------------------------

        INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
           MINORITY INTEREST                                                          54,238          37,489

Income tax expense                                                                   (17,673)        (12,109)
---------------------------------------------------------------------------------------------------------------

        INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST                    36,565          25,380

Minority interest in net income                                                       (2,315)         (2,327)
---------------------------------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS                                                     34,250          23,053
---------------------------------------------------------------------------------------------------------------

DISCONTINUED OPERATIONS:
     Income/(loss) from operations of discontinued business                               11             (26)
     Loss on disposal of discontinued business                                            --              (9)
     Income/(loss) related to discontinued defense business                               (6)             38
     Income tax expense                                                                   (3)             (1)
---------------------------------------------------------------------------------------------------------------
INCOME FROM DISCONTINUED OPERATIONS                                                        2               2
---------------------------------------------------------------------------------------------------------------
        NET INCOME                                                                $   34,252      $   23,055
===============================================================================================================

Average shares of common stock outstanding                                            41,822          41,503

Basic earnings per common share:
     Continuing operations                                                        $     0.82      $     0.56
     Discontinued operations                                                              --              --
---------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER COMMON SHARE                                                   $     0.82      $     0.56
===============================================================================================================

Diluted average shares of common stock outstanding                                    42,115          41,978

Diluted earnings per common share:
     Continuing operations                                                        $     0.81      $     0.55
     Discontinued operations                                                              --              --
---------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE                                                 $     0.81      $     0.55
===============================================================================================================
CASH DIVIDENDS DECLARED PER COMMON SHARE                                          $    0.325      $     0.30
===============================================================================================================

See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (Unaudited)
                                                                                   MARCH 31       DECEMBER 31
(IN THOUSANDS)                                                                       2006           2005(a)
===============================================================================================================
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                    $   98,852      $  120,929
     Accounts receivable, net                                                        648,240         666,252
     Inventories                                                                     280,133         251,080
     Other current assets                                                             59,710          60,436
     Assets held-for-sale                                                              2,341           2,326
---------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                                      1,089,276       1,101,023
===============================================================================================================
Property, plant and equipment, net                                                 1,173,175       1,139,808
Goodwill, net                                                                        563,026         559,629
Intangible assets, net                                                                78,464          78,839
Other assets                                                                          94,425          96,505
---------------------------------------------------------------------------------------------------------------
         TOTAL ASSETS                                                             $2,998,366      $2,975,804
===============================================================================================================
LIABILITIES
CURRENT LIABILITIES:
     Short-term borrowings                                                        $  110,263      $   97,963
     Current maturities of long-term debt                                              5,615           6,066
     Accounts payable                                                                251,991         247,179
     Accrued compensation                                                             62,107          75,742
     Income taxes payable                                                             41,423          42,284
     Dividends payable                                                                13,622          13,580
     Insurance liabilities                                                            45,042          47,244
     Other current liabilities                                                       224,169         218,345
---------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                                   754,232         748,403
===============================================================================================================
Long-term debt                                                                       882,175         905,859
Deferred income taxes                                                                128,377         123,334
Insurance liabilities                                                                 53,674          55,049
Retirement plan liabilities                                                           99,160          98,946
Other liabilities                                                                     50,853          50,319
---------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                                         1,968,471       1,981,910
===============================================================================================================
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock                                                                          85,486          85,322
Additional paid-in capital                                                           159,537         152,899
Accumulated other comprehensive loss                                                (158,768)       (167,318)
Retained earnings                                                                  1,546,845       1,526,216
Treasury stock                                                                      (603,205)       (603,225)
---------------------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                                                1,029,895         993,894
===============================================================================================================
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $2,998,366      $2,975,804
===============================================================================================================

(a) Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31
(IN THOUSANDS)                                                                       2006            2005
===============================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $   34,252      $   23,055
   Adjustments to reconcile net income to net
      cash provided (used) by operating activities:
         Depreciation                                                                 58,415          48,760
         Amortization                                                                  1,836             660
         Equity in income of unconsolidated entities, net                                (61)            (79)
         Other, net                                                                    2,336           3,818
         Changes in assets and liabilities, net of acquisitions
            and dispositions of businesses:
               Accounts receivable                                                    27,464           9,129
               Inventories                                                           (27,611)        (32,633)
               Accounts payable                                                      (10,250)            593
               Accrued interest payable                                                4,710           5,374
               Accrued compensation                                                  (14,543)        (13,512)
               Other assets and liabilities                                           (6,708)          2,978
---------------------------------------------------------------------------------------------------------------

         NET CASH PROVIDED BY OPERATING ACTIVITIES                                    69,840          48,143
===============================================================================================================

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                        (66,940)        (58,301)
   Net source of cash associated with the purchases of businesses                      2,264              --
   Proceeds from sale of assets                                                        1,324             358
---------------------------------------------------------------------------------------------------------------

         NET CASH USED BY INVESTING ACTIVITIES                                       (63,352)        (57,943)
===============================================================================================================

CASH FLOWS FROM FINANCING ACTIVITIES:
   Short-term borrowings, net (including reclassifications to/from
      long-term debt)                                                                 10,352          25,909
   Current maturities and long-term debt:
               Additions                                                              59,841          24,521
               Reductions (including reclassifications to
                  short-term borrowings)                                             (92,484)        (41,752)
   Cash dividends paid on common stock                                               (13,580)        (12,434)
   Common stock issued-options                                                         6,345           4,410
   Other financing activities                                                         (2,266)         (2,343)
---------------------------------------------------------------------------------------------------------------

         NET CASH USED BY FINANCING ACTIVITIES                                       (31,792)         (1,689)
===============================================================================================================

Effect of exchange rate changes on cash                                                3,227          (4,199)
---------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                            (22,077)        (15,688)

Cash and cash equivalents at beginning of period                                     120,929          94,093
===============================================================================================================

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $   98,852      $   78,405
===============================================================================================================

See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

                            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                   (Unaudited)

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31
(IN THOUSANDS)                                                                       2006            2005
===============================================================================================================
Net income                                                                        $   34,252      $   23,055
---------------------------------------------------------------------------------------------------------------

 Other comprehensive income (loss):
   Foreign currency translation adjustments                                          10,825         (20,886)

   Net loss on cash flow hedging instruments, net of deferred
       income taxes of $5 and $0 in 2006 and 2005, respectively                          (10)             --

   Pension liability adjustments, net of deferred income taxes
       of $668 and ($1,232) in 2006 and 2005, respectively                            (2,267)          2,865

   Marketable securities, unrealized gain net of deferred income
       taxes of $1 and $0 in 2006 and 2005, respectively                                   1              --

   Reclassification adjustment for (gain) loss on cash flow hedging instruments included in net income, net of deferred income
       taxes of ($1) and $1 in 2006 and 2005, respectively                                 1              (1)

---------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                                      8,550         (18,022)
---------------------------------------------------------------------------------------------------------------

TOTAL COMPREHENSIVE INCOME                                                        $   42,802      $    5,033
===============================================================================================================

See accompanying notes to consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

A.    OPINION OF MANAGEMENT

Financial information furnished herein, which is unaudited, in the opinion of management reflects all adjustments (all of which are of a normal recurring nature) that are necessary to present a fair statement of the interim period. The year-end condensed balance sheet information contained in this Form 10-Q was derived from 2005 audited financial statements, but does not include all disclosures required by accounting principals generally accepted in the United States of America. The unaudited interim information contained herein should also be read in conjunction with the Company's 2005 Form 10-K filing.


B.    RECLASSIFICATIONS

Certain reclassifications have been made to prior years' amounts to conform with current year classifications. These reclassifications relate principally to components of the Consolidated Balance Sheets. As a result of these reclassifications, certain 2005 amounts presented for comparative purposes will not individually agree with previously filed Forms 10-K or 10-Q.


C.    STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R), which replaced SFAS No. 123, "Accounting for Stock-Based Compensation," and superseded Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). SFAS 123R requires the cost of employee services received in exchange for an award of equity instruments to be based upon the grant-date fair value of the award (with limited exceptions). Additionally, this cost is to be recognized as expense over the period during which an employee is required to provide services in exchange for the award (usually the vesting period). SFAS 123R also requires that the additional tax benefits the Company receives from stock-based compensation be recorded as cash inflows from financing activities in the statement of cash flows. Prior to January 1, 2006, the Company applied the provisions of APB 25 in accounting for awards made under the Company's stock-based compensation plans.

The Company adopted the provisions of SFAS 123R using the modified-prospective transition method. Under this method, results from prior periods have not been restated. During 2003, the Company ceased granting stock options to employees and non-employee directors. As such, the effect of adopting SFAS 123R was not material to the Company's income from continuing operations, net income or cash flows from operating and financing activities for the three months ended March 31, 2006, and the cumulative effect of adoption using the modified-prospective transition method was not material.

The Company currently grants restricted stock units as the long-term equity component of compensation for non-employee directors, officers and certain key employees.. The restricted stock units require no payment from the recipient and compensation cost is measured based on the market price on the grant date and is recorded over the vesting period. The vesting period for restricted stock units granted to non-employee directors is one year; and each restricted stock unit will be exchanged for a like number of shares of Company stock following the termination of the participant's service as a director. The vesting period for restricted stock units granted to officers is three years, and upon vesting each restricted stock unit will be exchanged for a like number of shares of the Company stock. Restricted stock units do not have an option for cash payment.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

The following table summarizes restricted stock units issued and the compensation expense recorded for the three months ended March 31, 2006 and 2005:

                                                              STOCK-BASED
                                                         COMPENSATION EXPENSE
                                                      FOR THE THREE MONTHS ENDED
                                                               MARCH 31
                                                            (IN THOUSANDS)
   -----------------------------------------------------------------------------
                          RESTRICTED     FAIR VALUE
                         STOCK UNITS      PER UNIT         2006         2005
   -----------------------------------------------------------------------------

   Directors:
      May 1, 2004            3,500         $ 43.42        $   --       $   38
      May 1, 2005            6,000           53.75            81           --

   Employees:
      January 24, 2005      32,700           50.41           115          101
      January 24, 2006      46,550           67.70           199           --

   -----------------------------------------------------------------------------
   Total                    88,750                        $  395       $  139
   =============================================================================

Restricted stock unit activity for the three months ended March 31, 2006 was as follows:

                                                             WEIGHTED AVERAGE
                                             RESTRICTED         GRANT-DATE
                                             STOCK UNITS        FAIR VALUE
   -----------------------------------------------------------------------------

   Nonvested at January 1, 2006                 31,750          $   50.62
   Granted                                      46,550              67.70
   Vested                                       (2,000)             52.91
   Forfeited                                    (3,250)             63.71
   -----------------------------------------------------------------------------

   Nonvested at March 31, 2006                  73,050          $   60.86
   =============================================================================

As of March 31, 2006, the total unrecognized compensation costs related to nonvested restricted stock units was $3.6 million which is expected to be recognized over a weighted-average period of approximately 2.5 years.

Excess tax benefits, resulting principally from stock options exercised in the three months ended March 31, 2006 and 2005 were $2.1 million and $1.4 million, respectively. In accordance with SFAS 123R, the excess tax benefits recognized for the three months ended March 31, 2006 have been classified as cash inflows from financing activities.

No stock options were granted during 2004 and 2005. During 2003, stock options were only granted to non-employee directors. Prior to 2003, the Company had granted stock options for the purchase of its common stock to officers, certain key employees and non-employee directors under two stockholder-approved plans. The 1995 Executive Incentive Compensation Plan authorizes the issuance of up to 4,000,000 shares of the Company's common stock for use in paying incentive compensation awards in the form of stock options or other equity awards such as restricted stock, restricted stock units or stock appreciation rights. The 1995 Non-Employee Directors' Stock Plan authorizes the issuance of up to 300,000 shares of the Company's common stock for equity awards.

When the Company issued stock options, they were granted at fair market value on the date of grant. Options issued in 2002 under the 1995 Executive Incentive Compensation Plan generally vested and became exercisable two years following the date of grant. Options issued under the 1995 Non-Employee Directors' Stock Plan became exercisable one year following the date of grant but vested immediately. The options under both Plans expire ten years from the date of grant. At March 31, 2006, there were 1,239,631 and 156,500 shares available for granting equity awards under the 1995 Executive Incentive Compensation Plan and the 1995 Non-Employee Directors' Stock Plan, respectively. Generally, new shares are issued for exercised stock options and treasury shares are issued for vested restricted stock units.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

Stock option activity for the three months ended March 31, 2006 was as follows:

                                               STOCK OPTIONS
                                    ----------------------------------------------------------------
                                       SHARES          WEIGHTED AVERAGE     AGGREGATE INTRINSIC
                                    UNDER OPTION        EXERCISE PRICE     VALUE (IN MILLIONS)(b)
   -------------------------------------------------------------------------------------------------
   Outstanding, December 31, 2005       749,025 (a)          $31.93                 $26.9
   Granted                                   --                  --                    --
   Exercised                           (130,965)             $33.34                    --
   -------------------------------------------------------------------------------------------------

   OUTSTANDING, MARCH 31, 2006          618,060 (a)          $31.64                 $31.7
   =================================================================================================

   (a) Included in options outstanding at March 31, 2006 and December 31, 2005 were 681 options granted to SGB key employees as part of the Company's acquisition of SGB in 2000. These options are not a part of the 1995 Executive Compensation Plan, or the 1995 Non-Employee Directors' Stock Plan.
   (b) Intrinsic value is defined as the difference between the current market value and the exercise price.

The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $6.1 million and $4.0 million, respectively.

Options to purchase 618,060 shares were exercisable at March 31, 2006. The following table summarizes information concerning outstanding and exercisable options at March 31, 2006.

                                        STOCK OPTIONS OUTSTANDING                      STOCK OPTIONS EXERCISABLE
                           ----------------------------------------------------  --------------------------------------
                                               REMAINING           WEIGHTED                            WEIGHTED
        RANGE OF              NUMBER        CONTRACTUAL LIFE       AVERAGE           NUMBER            AVERAGE
   EXERCISABLE PRICES       OUTSTANDING         IN YEARS        EXERCISE PRICE     EXERCISABLE      EXERCISE PRICE
-----------------------------------------------------------------------------------------------------------------------
     $25.63 - $29.00          236,872              4.02            $27.52             236,872           $27.52
      29.31 -  32.65          253,903              5.76             32.54             253,903            32.54
      32.81 -  46.16          127,285              3.15             37.47             127,285            37.47
-----------------------------------------------------------------------------------------------------------------------
                              618,060                                                 618,060
=======================================================================================================================

D.    REVIEW OF OPERATIONS BY SEGMENT

                                                                           THREE MONTHS ENDED               THREE MONTHS ENDED
                                                                             MARCH 31, 2006                   MARCH 31, 2005

                                                                                       OPERATING                       OPERATING
                                                                                         INCOME                          INCOME
 (IN THOUSANDS)                                                           SALES          (LOSS)           SALES          (LOSS)
  --------------------------------------------------------------------------------------------------------------------------------
   Mill Services Segment                                               $  326,235      $   33,580      $  268,635      $   27,001

   Access Services Segment                                                225,794          16,783         183,577           9,366

   Gas Technologies Segment                                                87,488           2,327          82,134           2,097
  --------------------------------------------------------------------------------------------------------------------------------

   Segment Totals                                                         639,517          52,690         534,346          38,464

   Engineered Products and Services
        ("all other") Category                                            130,036          15,438         105,715           9,031

   General Corporate                                                           --            (751)             --            (219)
  --------------------------------------------------------------------------------------------------------------------------------

   Consolidated Totals                                                 $  769,553      $   67,377      $  640,061      $   47,276
  ================================================================================================================================

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

  RECONCILIATION OF SEGMENT OPERATING INCOME TO CONSOLIDATED INCOME BEFORE INCOME TAXES AND MINORITY INTEREST

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31
  (IN THOUSANDS)                                                                        2006            2005
  ---------------------------------------------------------------------------------------------------------------
    Segment Operating Income                                                         $   52,690      $   38,464

    Engineered Products and Services
         ("all other") Category                                                          15,438           9,031

    General Corporate                                                                      (751)           (219)
  ---------------------------------------------------------------------------------------------------------------

    Operating income from continuing operations                                          67,377          47,276

    Equity in income of unconsolidated entities, net                                         61              79

    Interest income                                                                         890             577

    Interest expense                                                                    (14,090)        (10,443)

  ---------------------------------------------------------------------------------------------------------------
    Income from continuing operations before
      income taxes and minority interest                                             $   54,238      $   37,489
  ===============================================================================================================

E.    ACCOUNTS RECEIVABLE AND INVENTORIES

At March 31, 2006 and December 31, 2005, accounts receivable of $648.2 million and $666.3 million, respectively, were net of an allowance for doubtful accounts of $24.1 million and $24.4 million, respectively. Gross accounts receivable included trade accounts receivable of $632.2 million and $638.5 million at March 31, 2006 and December 31, 2005, respectively. Also, included in gross receivables were $19.5 million and $25.2 million of insurance claim receivables at March 31, 2006 and December 31, 2005, respectively. These insurance claim receivables were fully offset by current insurance liabilities at March 31, 2006 and December 31, 2005. The provision for doubtful accounts was $2.2 million and $1.3 million for the three months ended March 31, 2006 and 2005, respectively. The higher provision for doubtful accounts in the first quarter of 2006 was principally in the Access Services Segment. This was as a result of a customer bankruptcy filing in March 2006 and the inclusion of bad debt expense in the first quarter of 2006 results related to a recent business acquisition.

Inventories consist of the following:

                                                                                             INVENTORIES
                                                                                   ------------------------------
     (IN THOUSANDS)                                                                   MARCH 31       DECEMBER 31
                                                                                        2006            2005
  ---------------------------------------------------------------------------------------------------------------
    Finished goods                                                                   $   98,721      $   85,325
    Work-in-process                                                                      50,480          43,830
    Raw materials and purchased parts                                                    95,470          87,251
    Stores and supplies                                                                  35,462          34,674
  ---------------------------------------------------------------------------------------------------------------

    Total Inventories                                                                $  280,133      $  251,080
  ===============================================================================================================

Inventories increased $29.1 million from December 31, 2005 due to the following factors:

o Increased raw materials, finished goods and work-in-process inventories for orders currently being manufactured in the Gas Technologies Segment to meet expected customer demand in 2006;

o Higher inventories in the railway track maintenance services and equipment business for orders scheduled for delivery during the remainder of 2006; and

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

o Increased finished goods in the international Access Services business to meet expected customer demand in 2006.

F.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                                                 MARCH 31         DECEMBER 31
    (IN THOUSANDS)                                                                 2006              2005
  -------------------------------------------------------------------------------------------------------------
    Land and improvements                                                      $     39,167      $     39,306
    Buildings and improvements                                                      172,560           168,727
    Machinery and equipment                                                       2,370,292         2,291,294
    Uncompleted construction                                                         74,720            91,186
  -------------------------------------------------------------------------------------------------------------
    Gross property, plant and equipment                                           2,656,739         2,590,513
    Less accumulated depreciation                                                (1,483,564)       (1,450,705)
  -------------------------------------------------------------------------------------------------------------
    Net property, plant and equipment                                          $  1,173,175      $  1,139,808
  =============================================================================================================

G.    GOODWILL AND OTHER INTANGIBLE ASSETS

The following table reflects the changes in carrying amounts of goodwill for the three months ended March 31, 2006:

GOODWILL BY SEGMENT

--------------------------------------------------------------------------------------------------------------------------
                                                                                               ENGINEERED
                                                                                                PRODUCTS
                                                    MILL          ACCESS           GAS        AND SERVICES
                                                  SERVICES       SERVICES      TECHNOLOGIES   ("ALL OTHER")   CONSOLIDATED
  (IN THOUSANDS)                                  SEGMENT         SEGMENT        SEGMENT        CATEGORY         TOTALS
--------------------------------------------------------------------------------------------------------------------------
  Balance as of December 31, 2005, net of
    accumulated amortization                    $  297,219      $  217,580      $   36,693     $    8,137     $  559,629

  Goodwill acquired during year (a)                 (1,811)         (1,580)             --             --         (3,391)

  Foreign currency translation                       2,926           3,862              --             --          6,788

--------------------------------------------------------------------------------------------------------------------------
  BALANCE AS OF MARCH 31, 2006, NET OF
    ACCUMULATED AMORTIZATION                    $  298,334      $  219,862      $   36,693     $    8,137     $  563,026
==========================================================================================================================

(a) Relates principally to opening balance sheet adjustments for the BISNH and Hunnebeck acquisitions.

Goodwill is net of accumulated amortization of $104.6 million and $103.0 million at March 31, 2006 and December 31, 2005, respectively.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

The following table reflects intangible assets by major category:

    INTANGIBLE ASSETS

    -------------------------------------------------------------------------------------------------
                                                        MARCH 31, 2006          DECEMBER 31, 2005
                                                     GROSS                     GROSS
                                                    CARRYING   ACCUMULATED    CARRYING   ACCUMULATED
    (IN THOUSANDS)                                   AMOUNT    AMORTIZATION    AMOUNT    AMORTIZATION
    -------------------------------------------------------------------------------------------------
    Customer Relationships                          $ 74,387     $  2,546     $ 73,224     $  1,262

    Non-compete agreements                             5,037        4,495        5,036        4,402

    Patents                                            4,465        3,663        4,426        3,587

    Other                                              8,076        2,797        7,962        2,558

    -------------------------------------------------------------------------------------------------
    Total                                           $ 91,965     $ 13,501     $ 90,648     $ 11,809
    =================================================================================================

Amortization expense for intangible assets was $1.6 million and $0.5 million for the three months ended March 31, 2006 and 2005, respectively. The following table shows the estimated amortization expense for the next five fiscal years based on current intangible assets:

    (IN THOUSANDS)                           2006       2007       2008       2009       2010
  -----------------------------------------------------------------------------------------------
    Estimated Amortization Expense (a)     $  6,300   $  6,100   $  5,800   $  5,500   $  5,300

      (a) These estimated amortization expense amounts do not reflect the potential effect of future foreign currency exchange rate fluctuations.


H.    ACQUISITIONS AND DISPOSITIONS

ACQUISITIONS
In December 2005, the Company acquired the Northern Hemisphere steel mill services operations of Brambles Industrial Services (BISNH), a unit of the Sydney, Australia-based Brambles Industrial Limited, for (pound)136 million (approximately $234 million), excluding acquisition costs. BISNH is included in the Company's Mill Services Segment. The Company did not assume debt as part of this acquisition. BISNH is a provider of on-site, outsourced mill services to the steel and metals industries, operating at 19 locations in the U.K., France, Holland and the United States. Goodwill recognized in this transaction (based on foreign exchange rates at the transaction date) was $91.3 million, of which $86.8 million is expected to be deductible for U. S. income tax purposes. Because this acquisition occurred near the end of 2005, the purchase price allocations and goodwill balance have not been finalized as of March 31, 2006.

In November 2005, the Company acquired the Germany-based Hunnebeck Group GmbH (Hunnebeck) for (euro)140 million (approximately $164 million), which included the assumption of debt but excludes acquisition costs. Hunnebeck is included in the Company's Access Services Segment. Hunnebeck is a provider of highly engineered formwork and scaffolding equipment with more than 60 branches and depots in 12 countries and export sales worldwide. Goodwill recognized in this transaction (based on foreign exchange rates at the transaction date) was $69.6 million, none of which is expected to be deductible for U. S. income tax purposes. Because this acquisition occurred near the end of 2005, the purchase price allocations and goodwill balance have not been finalized as of March 31, 2006.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

DISPOSITIONS - ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS
Throughout 2004 and 2005, management approved the sale of certain long-lived assets (primarily land and buildings) of the Gas Technologies Segment, the Mill Services Segment and the Engineered Products and Services Category. The major classes of assets "held-for-sale" included in the Consolidated Balance Sheets are as follows:

                                                         ASSETS "HELD-FOR-SALE"
--------------------------------------------------------------------------------
                                                         MARCH 31    DECEMBER 31
(IN THOUSANDS)                                             2006         2005
--------------------------------------------------------------------------------

ASSETS
Property, plant and equipment, net                       $  2,341     $  2,326
--------------------------------------------------------------------------------
TOTAL ASSETS "HELD-FOR-SALE"                             $  2,341     $  2,326
================================================================================

I.    COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL
The Company is involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites. While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company. The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Consolidated Balance Sheets at March 31, 2006 and December 31, 2005 both include accruals of $2.8 million for environmental matters. The amounts charged against pre-tax income related to environmental matters totaled $0.2 million and $0.3 million for the first three months of 2006 and 2005, respectively.

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

ROYALTY EXPENSE DISPUTE
The Company is involved in a royalty expense dispute with the Canada Revenue Agency ("CRA"). The CRA is proposing to disallow certain royalty expense deductions claimed by the Company's Canadian subsidiary on its 1994-1998 tax returns. As of March 31, 2006, the maximum assessment from the CRA for the period 1994-1998 is approximately $10.1 million including tax and interest. The Ontario Ministry of Finance ("Ontario") is also proposing to disallow these same deductions for the period 1994-1998. As of March 31, 2006, the maximum assessment from Ontario is approximately $3.3 million including tax and interest. The Company has filed administrative appeals and will vigorously contest these disallowances.

The Company currently anticipates that, ultimately, it may have a liability for some portion of the assessment in this royalty expense dispute. However, the Company intends to utilize competent authority proceedings in the U.S. to recover a portion of any required tax payment amount. The Company believes that any amount not recovered through these proceedings has been fully reserved as of March 31, 2006 and, therefore will not have a material adverse impact on the Company's future results of operations or financial condition. In accordance with Canadian tax law, the Company made a payment to the CRA in the fourth quarter of 2005 of $5.0 million, or one-half of the disputed amount. Additionally, the Company made a payment to the Ontario Ministry of Finance in the first quarter of 2006 of $3.3 million, the entire disputed amount. These payments were made for tax compliance purposes and to reduce potential interest expense on the disputed amount. These payments in no way reflect the Company's acknowledgement as to the validity of the assessed amounts.

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

The majority of the asbestos complaints pending against the Company have been filed in either New York or Mississippi. Almost all of the New York complaints contain a standard claim for damages of $20 million or $25 million against the approximately 90 defendants, regardless of the individual's alleged medical condition, and without specifically identifying any Company product as the source of plaintiff's asbestos exposure. With respect to the Mississippi complaints, most contain a standard claim for an unstated amount of damages against the numerous defendants (typically 240 to 270), without specifically identifying any Company product as the source of plaintiff's alleged asbestos exposure.

As of March 31, 2006, there are 27,166 pending asbestos personal injury claims filed against the Company. Of these cases, 26,217 were pending in the New York Supreme Court for New York County in New York State and 602 of the cases were pending in state courts of various counties in Mississippi. The other claims, totaling approximately 347, are filed in various counties in a number of state courts, and in certain Federal District Courts, and those complaints assert lesser amounts of damages than the New York cases or do not state any amount claimed.

As of March 31, 2006, the Company has obtained dismissal by stipulation, or summary judgment prior to trial, in 16,224 cases.

In view of the persistence of asbestos litigation nationwide, which has not yet been sufficiently addressed either politically or legally, the Company expects to continue to receive additional claims. However, there have been developments during the past several years, both by certain state legislatures and by certain state courts, which could favorably affect the Company's ability to defend these asbestos claims in those jurisdictions. These developments include procedural changes, docketing changes, proof of damage requirements and other changes that require plaintiffs to follow specific procedures in bringing their claims and to show proof of damages before they can proceed with their claim. An example is the action taken by the New York Supreme Court (a trial court), which is responsible for managing all asbestos cases pending within New York County in the State of New York. This Court issued an order in December of 2002 that created a Deferred or Inactive Docket for all pending and future asbestos claims filed by plaintiffs who cannot demonstrate that they have a malignant condition or discernable physical impairment, and an Active or In Extremis Docket for plaintiffs who are able to show such medical condition. As a result of this order, the majority of the asbestos cases filed against the Company in New York County have been moved to the Inactive Docket until such time as the plaintiff can show that they have incurred a physical impairment. As of March 31, 2006, the Company has been listed as a defendant in 255 Active or In Extremis asbestos cases in New York County. The Court's Order has been challenged by plaintiffs.

The Company's insurance carrier has paid all legal and settlement costs and expenses to date. The Company has liability insurance coverage available under various primary and excess policies that the Company believes will be available, if necessary, to substantially cover any liability that might ultimately be incurred on these claims.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

Insurance liabilities are recorded in accordance with SFAS 5, "Accounting for Contingencies." Insurance reserves have been estimated based primarily upon actuarial calculations and reflect the undiscounted estimated liabilities for ultimate losses including claims incurred but not reported. Inherent in these estimates are assumptions which are based on the Company's history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends. If actual claims differ from those projected by management, changes (either increases or decreases) to insurance reserves may be required and would be recorded through income in the period the change was determined. When a recognized liability is covered by third-party insurance, the Company records an insurance claim receivable to reflect the covered liability. See Note 1, "Summary of Significant Accounting Policies," of the Company's Form 10-K for the year ended December 31, 2005 for additional information on Accrued Insurance and Loss Reserves.


J.    RECONCILIATION OF BASIC AND DILUTED SHARES

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31
    (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                                      2006         2005
  ----------------------------------------------------------------------------------------------------------
    Income from continuing operations                                                $ 34,250     $ 23,053
  ==========================================================================================================

    Average shares of common stock outstanding used to compute
       basic earnings per common share                                                 41,822       41,503

    Dilutive effect of stock-based compensation                                           293          475
  ----------------------------------------------------------------------------------------------------------

    Shares used to compute dilutive effect of stock-based compensation                 42,115       41,978
  ==========================================================================================================

    Basic earnings per common share from continuing operations                       $   0.82     $   0.56
  ==========================================================================================================

    Diluted earnings per common share from continuing operations                     $   0.81     $   0.55
  ==========================================================================================================

All outstanding stock options and restricted stock units were included in the computation of diluted earnings per share at March 31, 2006 and 2005.

K.    EMPLOYEE BENEFIT PLANS

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31
                                                                       -------------------------------------------------------
    DEFINED BENEFIT PENSION EXPENSE (INCOME)                                    U. S. PLANS            INTERNATIONAL PLANS
  ----------------------------------------------------------------------------------------------------------------------------
    (IN THOUSANDS)                                                          2006          2005          2006          2005
  ----------------------------------------------------------------------------------------------------------------------------
    Defined benefit plans:
       Service cost                                                       $    921      $    845      $  2,145      $  1,881
       Interest cost                                                         3,730         3,479        10,263        10,340
       Expected return on plan assets                                       (4,986)       (4,778)      (12,318)      (11,405)
       Recognized prior service costs                                          186           192           295           323
       Recognized losses                                                       737           904         3,066         3,215
       Amortization of transition liability (asset)                            (90)         (364)            9             9
       Settlement loss (gain)                                                   --            --           (12)           13
  ----------------------------------------------------------------------------------------------------------------------------
    Defined benefit plans pension expense                                 $    498      $    278      $  3,448      $  4,376
  ============================================================================================================================

Defined benefit pension expense in the first quarter of 2006 was $0.7 million lower than the comparable 2005 period. This decrease relates primarily to an increase in the expected return on plan assets resulting from an increased fair value of plan assets as of December 31, 2005. The increased fair value of plan assets as of December 31, 2005 resulted from 2005 actual return on plan assets of 15.6% (based on beginning of the year fair value of plan assets) as well as Company cash contributions of $48.8 million, including $16.9 million of voluntary contributions. The global weighted average

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

expected long-term rate of return on plan assets was decreased to 7.6% for 2006 compared with 7.8% for 2005, for reasons disclosed in the 2005 Form 10-K.

In the quarter ended March 31, 2006, the Company contributed $0.2 million and $4.7 million for the U.S. and international defined benefit pension plans, respectively. The Company currently anticipates contributing an additional $0.7 million and $15.8 million for the U.S. and international plans, respectively, during the remainder of 2006.

In the quarter ended March 31, 2006, the Company's contributions to multi-employer pension plans were $3.9 million and for defined contribution plans, payments were $5.0 million.

                                                                                       THREE MONTHS ENDED
    POSTRETIREMENT BENEFITS EXPENSE (INCOME)                                                MARCH 31
  -----------------------------------------------------------------------------------------------------------
     (IN THOUSANDS)                                                                    2006          2005
  -----------------------------------------------------------------------------------------------------------
       Service cost                                                                  $      1      $      3
       Interest cost                                                                       47            55
       Recognized prior service costs                                                       1             5
       Recognized gains                                                                   (10)           (9)
       Curtailment gains                                                                   --          (318)
  -----------------------------------------------------------------------------------------------------------
    Postretirement benefits expense (income)                                         $     39      $   (264)
  ===========================================================================================================

The curtailment gain of $0.3 million for 2005 was due to the termination of certain postretirement health care plans.

In the quarter ended March 31, 2006, the Company contributed $73 thousand to the postretirement plans and anticipates contributing approximately $252 thousand during the remainder of 2006.


L.    NEW FINANCIAL ACCOUNTING STANDARDS ISSUED


SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment
--------------------------------------------------------------------------------
of FASB Statements No. 133 and 140" (SFAS 155)
----------------------------------------------

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS 155, which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 addresses several issues relating to the accounting for financial instruments, including permitting fair value measurement for any hybrid financial instrument that contains an embedded derivative, and eliminating the prohibition on a qualifying special-purpose entity from holding certain derivative instruments. SFAS 155 also provides clarification that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 is effective for all financial instruments issued or acquired after the fiscal year that begins after September 15, 2006 (January 1, 2007 for the Company), with early adoption permitted. The Company expects to adopt SFAS 155 effective January 1, 2007, and has determined that it is not likely to materially impact the Company's financial position, results of operations or cash flows.

SFAS No. 156, "Accounting for Servicing of Financial Assets, an Amendment of
----------------------------------------------------------------------------
FASB Statement 140" (SFAS 156)
------------------------------

In March 2006, the FASB issued SFAS 156, which amends SFAS No. 140, "Accounting of Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 156 requires, in certain specified situations, an entity to recognize a servicing asset or servicing liability when it undertakes an obligation to service a financial asset by entering into a servicing contract. SFAS 156 also requires all separately recognized servicing assets and servicing liabilities to be initially recognized at fair value if practical, and allows entities to choose either the amortization method or the fair value measurement method for subsequent measurement. SFAS 156 is effective for all servicing transactions occurring on or after the beginning of the first fiscal year that begins after September 15, 2006 (January 1, 2007 for the Company), with early adoption permitted. The Company expects to adopt SFAS 156 effective January 1, 2007, and has determined that it is not likely to materially impact the Company's financial position, results of operations or cash flows.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

Proposed Statement of Financial Accounting Standards, "Employer's Accounting for
--------------------------------------------------------------------------------
Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB
----------------------------------------------------------------------------
Statements No. 87, 88, 106, and 132(R)," (the "Exposure Draft")
---------------------------------------------------------------

The FASB is currently reconsidering the accounting for pensions and other postretirement benefits in a two-phase project. Phase I of this project primarily addresses the balance sheet recognition of a plan's overfunded or underfunded status. Phase II will be a comprehensive reconsideration of all elements of pension accounting, and is expected to take several years to complete once Phase I is complete. As part of Phase I, the FASB issued the Exposure Draft in March 2006. Included in this Exposure Draft is a requirement for an entity to recognize in its balance sheet, the overfunded or underfunded status of its defined benefit postretirement plans measured as the difference between the fair value of the plan assets and the benefit obligation. For a pension plan, this would be the projected benefit obligation; for any other postretirement plan, the benefit obligation would be the accumulated postretirement benefit obligation. The Exposure Draft also eliminates early measurement dates by requiring the pension plan obligations to be measured as of the date of the entity's balance sheet. It is expected that the final standard will be issued in the third quarter of 2006, with some of its key provisions requiring implementation as of December 31, 2006. The Company is currently evaluating the potential effects of the Exposure Draft on its accounting for its defined benefit pension plans and other postretirement benefit plans.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

The following discussion should be read in conjunction with the accompanying unaudited financial statements as well as the Company's annual Form 10-K for the year ended December 31, 2005, which included additional information about the Company's critical accounting policies, contractual obligations, practices and the transactions that support the financial results, and provided a more comprehensive summary of the Company's outlook, trends and strategies for 2006 and beyond.

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

Factors which could cause results to differ include, but are not limited to: (1) changes in the worldwide business environment in which the Company operates, including general economic conditions; (2) changes in currency exchange rates, interest rates and capital costs; (3) changes in the performance of stock and bond markets that could affect the valuation of the assets in the Company's pension plans and the accounting for pension assets, liabilities and expenses;
(4) changes in governmental laws and regulations, including taxes and import tariffs; (5) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services and technologies; (6) unforeseen business disruptions in one or more of the many countries in which the Company operates due to political instability, civil disobedience, armed hostilities or other calamities; and (7) other risk factors listed from time to time in the Company's SEC reports. A further discussion of these, along with other potential factors can be found in Part II, Item 1A, "Risk Factors," of this Form 10-Q. The Company cautions that these factors may not be exhaustive and that many of these factors are beyond the Company's ability to control or predict. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company undertakes no duty to update forward-looking statements.

EXECUTIVE OVERVIEW
The Company's first quarter 2006 revenues were a record $769.6 million. This is an increase of $129.5 million or 20% over the first quarter of 2005. Income from continuing operations was a record $34.3 million for the first quarter of 2006 compared with $23.1 million in the first quarter of 2005, an increase of 49%. Diluted earnings per share from continuing operations were a record $0.81 for the first quarter of 2006, a 47% increase from the first quarter of 2005.

All four of the Company's operating groups showed improved revenues, operating income and margins for the first quarter of 2006 over the comparable 2005 period. First quarter 2006 performance benefited from the Company's November 21, 2005 acquisition of Hunnebeck Group GmbH (Hunnebeck) and the December 29, 2005 acquisition of the Northern

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

Hemisphere steel mill services operations of Brambles Industrial Services ("BISNH"). Both of these acquisitions were accretive in the first quarter of 2006. Sales in the first quarter of 2006 were reduced by the sale of the Company's U.K.-based Youngman manufacturing operation on October 1, 2005. In comparison to the first quarter of 2005, negative foreign currency translation reduced first quarter 2006 sales by $16.6 million, but had only a minimal effect on pre-tax income in the quarter.

During the first quarter of 2006, the Company had record net cash provided by operating activities of $69.8 million, a 45% increase over the $48.1 million achieved in the first quarter of 2005. For the full year 2006, the Company has set a target of $400 million for net cash provided by operating activities, a 27% increase over the 2005 record level. The Company's cash flows are further discussed in the Liquidity and Capital Resources section.

SEGMENT OVERVIEW
Revenues for the first quarter of 2006 for the Mill Services Segment were $326.2 million compared with $268.6 million in the first quarter of 2005, a 21% increase. Operating income increased by 24% to $33.6 million, from $27.0 million in the first quarter of 2005. Operating margins for this Segment improved by 20 basis points to 10.3% from 10.1% in the first quarter of 2005 due to increased volumes and process improvement initiatives, partially offset by higher energy costs. This Segment accounted for 42% of the Company's revenues and 50% of the operating income for the first quarter of 2006.

The Access Services Segment's revenues in the first quarter of 2006 were $225.8 million compared with $183.6 million in the first quarter of 2005, a 23% increase. Operating income increased by 79% to $16.8 million, from $9.4 million in the first quarter of 2005. Operating margins for the Segment improved by 230 basis points to 7.4% from 5.1% in the first quarter of 2005. These improvements were broad-based, and were led by the Middle East, Europe and North America. Hunnebeck has performed well since it was acquired on November 21, 2005 and was accretive during the first quarter of 2006. This Segment accounted for 29% of the Company's revenues and 25% of the operating income for the first quarter of 2006. Improved performance was achieved by both the international and domestic access services operations.

The Gas Technologies Segment's revenues in the first quarter of 2006 were $87.5 million compared with $82.1 million in the first quarter of 2005, a 7% increase. Operating income increased by 11% to $2.3 million, from $2.1 million in the first quarter of 2005. The increased revenues in the first quarter 2006 were led by the valves and industrial cylinder businesses although higher raw material and energy costs negatively impacted operating income for these businesses. Improved market conditions and a favorable sales mix in the cryogenics and propane product lines contributed to the higher operating income in the first quarter of 2006. This Segment accounted for 11% of the Company's revenues and 3% of the operating income for the first quarter of 2006.

All five of the businesses in the Engineered Products and Services ("all other") Category contributed higher revenues and operating income in the first quarter of 2006 compared with the first quarter of 2005. Additionally, four of the five businesses contributed higher operating margins, with only the roofing granules and abrasives business showing slightly lower margins in the quarter due to higher transportation and energy costs. Overall, operating margins for the Category improved by 340 basis points to 11.9% from 8.5% in the first quarter of 2005.

The negative effect of foreign currency translation decreased the first quarter of 2006 consolidated revenues by $16.6 million when compared with the first quarter of 2005. The impact on pre-tax income was not significant.

OUTLOOK OVERVIEW
The Company's operations span several industries and products as more fully discussed in Part I, Item 1, "Business" of the Company's Form 10-K for the year ended December 31, 2005. On a macro basis, the Company is affected by worldwide steel mill production and capacity utilization; non-residential construction and industrial maintenance activities; industrial production volume; and the general business trend towards the outsourcing of services. The overall outlook for 2006 continues to be positive for these business drivers.

The Company's Mill Services Segment expects to benefit from consistent levels of steel production at mills served by the Company, new contract signings, contract renewals and a full year of accretion from the December 29, 2005 acquisition of BISNH. However, the Company also expects to experience continued increased energy costs that may have a negative impact on operating margins, to the extent these costs cannot be passed to customers.

Both domestic and international Access Services activity remains strong. Although the sale of the Youngman light-access manufacturing business in late 2005 will modestly affect 2006 revenues, improvements to operating performance in 2006 for the Segment are expected to be led by a full-year of accretion from the November 21, 2005 Hunnebeck acquisition; increased non-residential construction spending and industrial maintenance activity in the Company's major markets;

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

continued development of new markets; further market penetration from new products; product cross-selling opportunities among the markets served by the three Access Services businesses; and cost reduction opportunities through consolidated procurement initiatives.

In the Gas Technologies Segment for 2006, demand for industrial cylinders and cryogenics equipment is expected to show continued improvement. The propane business is expected to return to a more normal business cycle in comparison to the prior two years, and an overall improvement in the valves business is expected. International operations are expected to continue to perform well. However, the risk remains that certain commodity cost inflation and the availability of certain raw materials could adversely affect this Segment's results.

The outlook for the Engineered Products and Services ("all other") Category remains positive for 2006. The Company's railway track maintenance services and equipment business' income and margins are expected to continue to benefit from the shift toward contract services, with several major contracts scheduled to start in 2006. The air-cooled heat exchangers business is expected to continue to benefit from strong end-market demand due to increased natural gas drilling and transmission. While not expecting a repeat of the same level of benefits from post-Katrina rebuilding experienced in the second half of 2005, the industrial grating products business is expected to post another year of improved results in 2006, as are the roofing granules and abrasives and the boiler and process equipment businesses.

The stable or improved market conditions for most of the Company's services and products and the significant investments made recently for acquisitions and growth-related capital expenditures provide a solid base for achieving the Company's stated objective of growth in diluted earnings per share from continuing operations in 2006. The record performance achieved in the first quarter of 2006 provides a strong base for this 2006 growth and continues to support Company Management's expectations.

  -------------------------------------------------------------------------------------------------------------------
                                                                       REVENUES BY REGION
  -------------------------------------------------------------------------------------------------------------------
                                                        TOTAL REVENUES
                                                      THREE MONTHS ENDED                PERCENTAGE GROWTH FROM
                                                           MARCH 31                          2005 TO 2006
  -------------------------------------------------------------------------------------------------------------------
    (DOLLARS IN MILLIONS)                             2006         2005          VOLUME        CURRENCY        TOTAL
  -------------------------------------------------------------------------------------------------------------------
    Europe                                          $  347.8     $  263.8         39.5%         (7.7)%         31.8%
    North America                                      309.0        270.3         13.9           0.4           14.3
    Middle East and Africa                              40.9         39.4          4.8          (0.9)           3.9
    Latin America                                       40.2         34.5          3.5          12.9           16.4
    Asia/Pacific                                        31.7         32.1          2.6          (3.8)          (1.2)
  -------------------------------------------------------------------------------------------------------------------
    Total                                           $  769.6     $  640.1         22.8%         (2.6)%         20.2%
  ===================================================================================================================

2006 HIGHLIGHTS
The following significant items affected the Company overall during the first quarter of 2006 in comparison with the first quarter of 2005:

Company Wide:
-------------
o Strong worldwide economic activity benefited the Company in the first quarter of 2006. This included increased access equipment sales and rentals, especially in the U.S., Middle East and Europe; net increased volume and new business in the Mill Services Segment; increased global demand for railway track maintenance services and equipment; and increased demand for air-cooled heat exchangers, industrial cylinders, cryogenics equipment and industrial grating products.
o As expected, during the first quarter of 2006, the Company experienced increased fuel and energy-related costs. To the extent that such costs cannot be passed to customers in the future, operating income may be adversely affected.
o Total pension expense for the first quarter of 2006 increased $0.1 million from the first quarter of 2005. Defined contribution and multi-employer plan expenses for the first quarter of 2006 increased approximately $0.8 million from the first quarter of 2005. This was mostly offset by decreased defined benefit pension expense of approximately $0.7 million due to improved returns on plan assets. The Company is currently taking additional actions designed to further mitigate pension expense volatility. This is more fully discussed in the Outlook, Trends and Strategies section.
o During the first quarter of 2006, international sales and income were 62% and 77%, respectively, of total sales and income. This compares with the first quarter 2005 levels of 60% of sales and 75% of income. As expected, the international percentages have increased as a result of the Hunnebeck and BISNH acquisitions.
o Foreign currency translation in the first quarter of 2006 did not have a material impact on the Company's operating income compared with the first quarter of 2005.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

MILL SERVICES SEGMENT:
----------------------
                                                             THREE MONTHS
                                                            ENDED MARCH 31
  ------------------------------------------------------------------------------
     (DOLLARS IN MILLIONS)                                2006          2005
  ------------------------------------------------------------------------------
    Revenues                                            $  326.2      $  268.6
    Operating income                                        33.6          27.0
    Operating margin percent                                10.3%         10.1%
  ==============================================================================

  --------------------------------------------------------------------------------------------------
                                                                                      THREE MONTHS
    MILL SERVICES SEGMENT - SIGNIFICANT IMPACTS ON REVENUES:                         ENDED MARCH 31
  --------------------------------------------------------------------------------------------------
    (IN MILLIONS)
  --------------------------------------------------------------------------------------------------
    Revenues - 2005                                                                     $  268.6

    Acquisitions - (BISNH and Evulca SAS)                                                   52.3

    Increased volume and new business                                                       11.9

    Impact of negative foreign currency translation                                         (6.6)
  --------------------------------------------------------------------------------------------------
    Revenues - 2006                                                                     $  326.2
  ==================================================================================================

    MILL SERVICES SEGMENT - SIGNIFICANT IMPACTS ON OPERATING INCOME:
    o Operating income for the first quarter of 2006 increased by $3.3 million as a result of increased volumes and new business, particularly in Europe, partially offset by increased operating costs (as noted below).
    o Compared with the first quarter of 2005, the Segment's operating income and margins in the first quarter of 2006 were negatively impacted by increased fuel and energy-related costs of approximately $3 million (excluding increased costs due to acquisitions).
    o  The BISNH acquisition was accretive in the first quarter of 2006.
    o Foreign currency translation in the first quarter of 2006 did not have a material impact on operating income for this Segment compared with the first quarter of 2005.

ACCESS SERVICES SEGMENT:
------------------------
                                                             THREE MONTHS
                                                            ENDED MARCH 31
  ------------------------------------------------------------------------------
    (DOLLARS IN MILLIONS)                                 2006          2005
  ------------------------------------------------------------------------------
    Revenues                                            $  225.8      $  183.6

    Operating income                                        16.8           9.4

    Operating margin percent                                 7.4%          5.1%
  ==============================================================================

  --------------------------------------------------------------------------------------------------------
                                                                                             THREE MONTHS
    ACCESS SERVICES SEGMENT - SIGNIFICANT IMPACTS ON REVENUES:                              ENDED MARCH 31
  --------------------------------------------------------------------------------------------------------
    (IN MILLIONS)
  --------------------------------------------------------------------------------------------------------
    Revenues - 2005                                                                           $  183.6

    Net effect of acquisitions and divestitures (Hunnebeck offset by the
        Youngman light-access manufacturing unit divestiture)                                     32.4

    Net increased volume (mostly Europe, U.S. and the Middle East)                                20.0

    Impact of negative foreign currency translation                                               (9.3)

    Other                                                                                         (0.9)
  --------------------------------------------------------------------------------------------------------
    Revenues - 2006                                                                           $  225.8
  ========================================================================================================

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

    ACCESS SERVICES SEGMENT - SIGNIFICANT IMPACTS ON OPERATING INCOME:
    o The international access services business continued to increase outside the U.K., predominantly in the Middle East and Europe, due to certain large projects as well as the Hunnebeck acquisition. During the first quarter of 2006, the international operations outside of the U.K. had $116.0 million in revenues and $13.1 million in operating income. This compares with $61.4 million in revenues and $5.7 million in operating income for the first quarter of 2005.
    o In the first quarter of 2006, there was a continued strengthening in the U.S. non-residential construction markets that started in the latter half of 2004. This had a positive effect on volume (particularly equipment rentals) which caused overall margins in the U.S. to improve. Equipment rentals, particularly in the construction sector, provide the highest margins for this Segment.
    o The net effect of acquisitions and divestitures had a positive effect on the first quarter of 2006 operating income, with the Hunnebeck business performing well.
    o The impact of negative foreign currency translation in the first quarter of 2006 for this Segment resulted in decreased operating income of $0.3 million when compared with the first quarter of 2005.

GAS TECHNOLOGIES SEGMENT:
-------------------------
                                                             THREE MONTHS
                                                            ENDED MARCH 31
  ------------------------------------------------------------------------------
     (DOLLARS IN MILLIONS)                                2006          2005
  ------------------------------------------------------------------------------
    Revenues                                            $   87.5      $   82.1

    Operating income                                         2.3           2.1

    Operating margin percent                                 2.7%          2.6%
  ==============================================================================

  --------------------------------------------------------------------------------------------------------
                                                                                             THREE MONTHS
     GAS TECHNOLOGIES SEGMENT - SIGNIFICANT IMPACTS ON REVENUES:                            ENDED MARCH 31
  --------------------------------------------------------------------------------------------------------
     (IN MILLIONS)
  --------------------------------------------------------------------------------------------------------
    Revenues - 2005                                                                           $   82.1

    Increased demand for cryogenics equipment and industrial cylinders                             4.8

    Increased demand for certain valves partially offset by decreased demand
    for certain composite-wrapped cylinders                                                        3.3

    Decreased demand for propane tanks (as a result of the warm winter in the
    U.S. and increased fuel costs for customers)                                                  (2.3)

    Impact of negative foreign currency translation                                               (0.3)

    Other                                                                                         (0.1)
  --------------------------------------------------------------------------------------------------------
    Revenues - 2006                                                                           $   87.5
  ========================================================================================================

    GAS TECHNOLOGIES SEGMENT - SIGNIFICANT IMPACTS ON OPERATING INCOME:
    o The international businesses, principally in Europe and, to a lesser extent, Asia, contributed significantly to the increased performance of the cryogenics business during the first quarter of 2006 compared with the first quarter of 2005.
    o Despite decreased demand for propane tanks in the first quarter of 2006, operating income increased due to product mix and certain reduced costs as a result of process improvements.
    o Slightly lower operating income in the first quarter of 2006 for composite-wrapped cylinders was due to unfavorable product mix and higher raw material costs for carbon fiber.
    o Despite higher demand for industrial cylinders, operating income decreased due mainly to the effect of several equipment breakdowns, product mix and higher energy-related costs.
    o Operational improvements and the effect of increased sales were partially offset by increased brass costs in the valves business in the first quarter of 2006 compared with the first quarter of 2005. A strategic action plan has been implemented to improve the results of the valves business. Cost savings as a result of this plan helped decrease the impact of increased brass costs. This plan is further discussed in the Outlook, Trends and Strategies section.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

    o Foreign currency translation in the first quarter of 2006 did not have a material impact on operating income for this Segment compared with the first quarter of 2005.

ENGINEERED PRODUCTS AND SERVICES ("ALL OTHER") CATEGORY:
--------------------------------------------------------
                                                             THREE MONTHS
                                                            ENDED MARCH 31
  ------------------------------------------------------------------------------
     (DOLLARS IN MILLIONS)                                2006          2005
  ------------------------------------------------------------------------------
    Revenues                                            $  130.0      $  105.7

    Operating income                                        15.4           9.0

    Operating margin percent                                11.9%          8.5%
  ==============================================================================

  ----------------------------------------------------------------------------------------------------------
     ENGINEERED PRODUCTS AND SERVICES ("ALL OTHER") CATEGORY -                                THREE MONTHS
     SIGNIFICANT IMPACTS ON REVENUES:                                                        ENDED MARCH 31
  ----------------------------------------------------------------------------------------------------------
     (IN MILLIONS)
  ----------------------------------------------------------------------------------------------------------
    Revenues - 2005                                                                           $    105.7

    Air-cooled heat exchangers                                                                      11.7

    Railway track services and equipment                                                             7.8

    Roofing granules and abrasives                                                                   2.5

    Industrial grating products                                                                      1.4

    Boiler and process equipment                                                                     1.3

    Impact of negative foreign currency translation                                                 (0.4)
  ----------------------------------------------------------------------------------------------------------
    Revenues - 2006                                                                           $    130.0
  ==========================================================================================================

    ENGINEERED PRODUCTS AND SERVICES ("ALL OTHER") CATEGORY - SIGNIFICANT IMPACTS ON OPERATING INCOME:
    o Higher operating income in the first quarter of 2006, in comparison with the first quarter of 2005, for the railway track maintenance services and equipment business was due principally to increased repair parts and rail equipment sales. This was partially offset by reduced contract services income due to higher maintenance and start-up costs as well as downtime for certain machines.
    o Operating income for the air-cooled heat exchangers business improved in the first quarter of 2006 due to increased volume resulting from an improved natural gas market.
    o Increased first quarter 2006 operating income for the industrial grating products business was due principally to higher volume and an improved product mix.
    o The boiler and process equipment business delivered improved first quarter 2006 results due to improved revenues from the new-generation Mach boilers as well as Thermific boilers.
    o Strong demand for roofing granules and abrasives again resulted in profitable results for that business in first quarter of 2006, consistent with prior periods. This is despite increased energy costs in the first quarter of 2006.
    o The impact of negative foreign currency translation in the first quarter of 2006 resulted in decreased operating income of $0.2 million for this Category when compared with the first quarter of 2005.

OUTLOOK, TRENDS AND STRATEGIES
Looking to the remainder of 2006 and beyond, the following significant items, trends and strategies are expected to affect the Company:

    Company Wide:
    -------------
    o The Company will continue its focus on expanding the higher-margin industrial services businesses, with a particular emphasis on growing the Mill Services Segment and the Access Services Segment through the provision of additional services to existing customers, new contracts in both mature and emerging markets and strategic acquisitions. Additionally, new higher-margin service opportunities, particularly in railway services, will be pursued.
    o A greater focus on corporate-wide expansion into China is expected in 2006 and beyond. The opening of a representative office in Beijing in the fourth quarter of 2005 has provided a local presence to pursue new business opportunities for all operating units of the Company, as well as lower cost supply-chain initiatives.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

    o The continued growth of the Chinese steel industry, as well as other Asian emerging economies, could impact the Company in several ways. Increased steel mill production in China, and in other Asian countries, may provide additional service opportunities for the Mill Services Segment. However, increased Asian steel exports could result in lower steel production in other parts of the world, affecting the Company's customer base. Additionally, continued increased Chinese economic activity may result in increased commodity costs in the future, which may adversely affect the Company's manufacturing businesses. The potential impact of these risks is currently unknown.
    o Increases in commodity costs (e.g., steel, brass, aluminum, etc.) and worldwide demand for these commodities could have an adverse effect on the Company's raw material costs and ability to obtain the necessary raw materials. These increased costs could result in reduced operating income for certain products to the extent that such costs cannot be passed on to customers. The potential impact of this risk is currently unknown.
    o Fuel and energy costs increased approximately $5 million in the first quarter of 2006 compared with the first quarter of 2005 (excluding increased costs due to acquisitions). Should these costs continue to rise, the Company's operating costs would further increase and profitability would decline to the extent that such costs cannot be passed to customers.
    o Foreign currency translation had an overall unfavorable impact on the Company's sales and operating income during the first quarter of 2006 compared with the first quarter of 2005, but a positive effect on Stockholders' equity as a result of translation adjustments. Should the U.S. dollar continue to strengthen, particularly in relationship to the euro or British pound sterling, the impact on the Company would generally be negative in terms of reduced sales, income and Stockholders' equity.
    o An internal target of $400 million in net cash provided by operating activities has been established for 2006 to help support expected growth initiatives.
    o Controllable cost reductions and continuous process improvement initiatives across the Company are targeted to further enhance margins for most businesses. These initiatives include improved supply chain management; additional outsourcing in the manufacturing businesses; and an added emphasis on corporate-wide procurement initiatives. The Company will use its increased size and leverage due to recent acquisitions to reduce vendor costs and focus on additional opportunities for cost reductions via procurement in low-cost countries such as China.
    o Total pension expense (defined benefit, defined contribution and multi-employer) for 2006 is expected to approximate the 2005 level. In the U.K., defined benefit pension expense is expected to decline in 2006 due to the significant level of cash contributions, including voluntary cash contributions (approximately $16.9 million during 2005), to the defined benefit pension plan as well as the improved 2005 performance of the plan's assets. Domestically, the majority of the twenty-year amortization of the transition asset (from the initial implementation of SFAS No. 87 in 1986) has ceased during 2006. By itself, the elimination of this benefit is projected to increase domestic defined-benefit pension expense by approximately $1.0 million when compared with 2005. The Company's pension task force continues to evaluate alternative strategies to further mitigate overall pension expense, including the on-going evaluation of investment fund managers' performance; the balancing of plan assets and liabilities; the risk assessment of all multi-employer pension plans; the possible merger of certain plans; the consideration of incremental cash contributions to certain plans; and other changes that will mitigate future volatility and expense. On a comparative basis, total pension expense in the first quarter of 2006 was $0.1 million higher than the first quarter of 2005.
    o Changes in worldwide interest rates, particularly in the U.S. and Europe, could have a significant effect on the Company's overall interest expense, as currently approximately 48% of the Company's borrowings are at variable interest rates (in comparison to approximately 50% at December 31, 2005 and 13% at March 31, 2005).

    Mill Services Segment:
    ----------------------
    o To maintain pricing levels, a more disciplined steel industry has been adjusting production levels to bring inventories in-line with current demand. However, based on current market conditions and industry reports, the Company expects global steel production to remain stable in 2006, which would generally have a favorable effect on this Segment's revenues.
    o The increased energy-related costs this Segment experienced during the first quarter of 2006 are expected to persist through the remainder of 2006. In the first quarter of 2006, these costs increased approximately $3 million compared with the first quarter of 2005 (excluding increased costs due to acquisitions). However, given the volatility of such costs, the future effect cannot be quantified.
    o The Company has been placing significant emphasis on improving operating margins of this Segment. Specific plans for 2006 include global procurement initiatives; process improvement programs; maintenance best practices programs; and execution of its reorganization plan.
    o The December 29, 2005 BISNH acquisition is expected to provide increased sales and income for this Segment during 2006.
    o Further consolidation in the global steel industry is possible. Should transactions occur involving some of the steel industry's larger companies that are customers of the Company, it would result in an increase in concentration of credit risk for the Company. If a large customer were to experience financial difficulty, or file for bankruptcy protection,

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

       it could adversely impact the Company's income, cash flows and asset valuations. As part of its credit risk management practices, the Company is developing strategies to mitigate this increased concentration of credit risk.

    Access Services Segment:
    ------------------------
    o Both the international and domestic Access Services businesses are expected to show continued improvement during 2006. Specifically, international and U.S. non-residential construction activity continued to improve in the first quarter of 2006 and the overall market outlook remains positive. Various industry sources are currently forecasting continued growth for most non-residential construction markets served by this Segment during the remainder of 2006. Additionally, new product line additions should assist with growth in North America.
    o In October 2005, the U.K.-based Youngman light-access manufacturing unit was sold, which has eliminated the associated revenue. In 2006, the revenue decrease is expected to be offset by increased sales and income from the Hunnebeck acquisition and through the further development of core activities. Additionally, the sale of the Youngman unit will allow for greater focus on the more profitable rental business.

    Gas Technologies Segment:
    -------------------------
    o Worldwide supply and demand for steel, aluminum and the availability of carbon fiber used to manufacture filament-wound composite cylinders could have adverse effects on future raw material costs and this Segment's ability to obtain the necessary raw materials. Additionally, the price of brass, a raw material used for certain valves production, continued to increase during the first quarter of 2006. Should brass prices continue to increase during the remainder of 2006, this could result in reduced operating income for certain products to the extent that such costs cannot be passed on to customers.
    o A comprehensive strategic plan to improve the performance of the valves business was developed during the fourth quarter of 2005 and is currently being executed. The plan includes the following: a new senior management team; development and marketing of new products; focus on an expanded international customer base; consolidating certain manufacturing processes; process improvements within the manufacturing operations including outsourcing; and optimization of the organizational structure of the business. If the market conditions encountered during 2005 persist and raw material costs continue to increase, despite execution of the strategic action plan, the valuation of this business could be negatively impacted.
    o Despite a slight decline in the first quarter of 2006, the propane business is expected to improve in 2006, as it returns to its more normal business cycle.
    o The industrial cylinder and cryogenics equipment businesses are expected to show continued improved performance in 2006.

    Engineered Products and Services ("all other") Category:
    --------------------------------------------------------
    o International demand for the railway track maintenance services and equipment business' products and services has been strong and is expected to remain so in 2006. However, on a comparative basis, 2006 sales are expected to be less than 2005 due to the shipment of several large machine orders in 2005. Despite this expected decrease in sales, operating income is expected to be higher in 2006 due to increased volume of higher-margin industrial services and manufacturing process improvements and efficiencies that are expected to improve margins on a long-term basis. Additionally, higher-margin international equipment sales will continue to be pursued by this business.
    o The industrial grating business is expected to sustain its 2005 levels of sales and operating income in 2006.
    o Worldwide supply and demand for steel could have an adverse impact on raw material costs and the ability to obtain the necessary raw materials for most businesses in this Category. The Company has implemented certain strategies and plans to help ensure continued product supply to our customers and mitigate the potentially negative impact rising steel prices could have on operating income.
    o Consistent, sustained profitable results are expected from the roofing granules and abrasives business, although increased energy costs could impact margins. This business is pursuing the use of more energy-efficient equipment to help mitigate the increased energy-related costs.
    o Due to an improving natural gas market and additional North American opportunities, demand for air-cooled heat exchangers is expected to remain strong for the remainder of 2006.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

    RESULTS OF OPERATIONS

  ----------------------------------------------------------------------------------------------
                                                                              THREE MONTHS
                                                                             ENDED MARCH 31
    (DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AND PERCENTAGES)            2006         2005
  ----------------------------------------------------------------------------------------------
    Revenues from continuing operations                                  $  769.6     $  640.1

    Cost of services and products sold                                      579.0        493.6

    Selling, general and administrative expenses                            120.6         97.0

    Other expenses                                                            1.9          1.4

    Operating income from continuing operations                              67.4         47.3

    Interest expense                                                         14.1         10.4

    Income tax expense from continuing operations                            17.7         12.1

    Net income                                                               34.3         23.1

    Diluted earnings per common share                                        0.81         0.55

    Consolidated effective income tax rate                                   32.6%        32.3%
  ----------------------------------------------------------------------------------------------

COMPARATIVE ANALYSIS OF CONSOLIDATED RESULTS

REVENUES
Revenues for the first quarter of 2006 increased $129.5 million or 20% from the first quarter of 2005. The increase was attributable to the following significant items:

    CHANGES IN REVENUES - 2006 VS. 2005                                                     FIRST QUARTER
  --------------------------------------------------------------------------------------------------------
    (IN MILLIONS)
  --------------------------------------------------------------------------------------------------------
    Net effect of business acquisitions and divestitures in the Mill Services
          Segment, $52.3 million, and the Access Services Segment, $32.4 million              $   84.7
    Net increased revenues in the Access Services Segment due principally to improved markets in North America and the strength of the international
          business, particularly in Europe and the Middle East                                    19.1
    Net increased volume, new contracts and sales price changes in the Mill
          Services Segment (excluding acquisitions)                                               11.9
    Increased revenues of the air-cooled heat exchangers business due to an improved natural gas market, price increases in the third quarter of 2005
          and product mix                                                                         11.7
    Increased revenues in the railway track maintenance services and equipment business due to increased repair part sales,  contract services and rail
          equipment sales                                                                          7.8
    Net increased revenues in the Gas Technologies Segment due principally to increased demand for certain valves, industrial cylinders and cryogenics
          equipment, partially offset by decreased demand for propane tanks                        5.7
    Effect of negative foreign currency translation                                              (16.6)
    Other (minor changes across the various units not already mentioned)                           5.2
  --------------------------------------------------------------------------------------------------------
    Total Change in Revenues - 2006 vs. 2005                                                  $  129.5
  ========================================================================================================

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

COST OF SERVICES AND PRODUCTS SOLD
Cost of services and products sold for the first quarter of 2006 increased $85.4 million, or 17%, from the first quarter of 2005, a lower rate than the 20% increase in revenues. This increase was attributable to the following significant items:

    CHANGES IN COST OF SERVICES AND PRODUCTS SOLD - 2006 VS. 2005                           FIRST QUARTER
  --------------------------------------------------------------------------------------------------------
    (IN MILLIONS)
  --------------------------------------------------------------------------------------------------------
    Net effect of business acquisitions and divestitures                                      $   59.3
    Increased costs due to increased revenues (exclusive of the effect of foreign currency translation and business acquisitions and including the impact
          of increased commodity and energy costs included in selling prices)                     47.1
    Effect of foreign currency translation                                                       (11.8)
    Other (due to product mix; cost controls; process improvements; volume-
          related efficiencies and minor changes across the various units not already mentioned; partially offset by increased fuel and energy-
          related costs)                                                                          (9.2)
  --------------------------------------------------------------------------------------------------------
    Total Change in Cost of Services and Products Sold - 2006 vs. 2005                        $   85.4
  ========================================================================================================

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative (SG&A) expenses for the first quarter of 2006 increased $23.5 million or 24% from the first quarter of 2005, a higher rate than the 20% increase in revenues. This higher relative percentage increase in SG&A expenses as compared with revenues was due principally to net effect of acquisitions and divestitures and the nature of the businesses acquired. The increase in SG&A expenses was attributable to the following significant items:

    CHANGES IN SELLING, GENERAL AND ADMINISTRATIVE
          EXPENSES - 2006 VS. 2005                                                          FIRST QUARTER
  --------------------------------------------------------------------------------------------------------
     (IN MILLIONS)
  --------------------------------------------------------------------------------------------------------
    Net effect of business acquisitions and divestitures                                      $   17.0
    Higher compensation expense due to salary increases, increased headcount
          and employee incentive plan costs due to improved performance                            3.9
    Increased sales commission expense due to increased revenues                                   1.3
    Effect of foreign currency translation                                                        (3.3)
    Other (including increased energy-related costs)                                               4.6
  --------------------------------------------------------------------------------------------------------
    Total Change in Selling, General and Administrative
          Expenses - 2006 vs. 2005                                                            $   23.5
  ========================================================================================================

OTHER (INCOME) EXPENSES
This income statement classification includes impaired asset write-downs, employee termination benefit costs and costs to exit activities, offset by net gains on the disposal of non-core assets. Net Other expenses were $1.9 million in the first quarter of 2006, compared with $1.4 million in the comparable 2005 period. This increase was attributable to the following significant items:

    CHANGES IN OTHER (INCOME) EXPENSES - 2006 VS. 2005                                      FIRST QUARTER
  -------------------------------------------------------------------------------------------------------
    (IN MILLIONS)
  -------------------------------------------------------------------------------------------------------
    Increase in costs to exit activities                                                     $    0.5
    Increase in other expenses due principally to a loss on a sublease in the first
          quarter of 2006                                                                         0.4
    Decrease in employee termination benefit costs                                               (0.4)
  -------------------------------------------------------------------------------------------------------
    Total Change in Other (Income) Expenses - 2006 vs. 2005                                  $    0.5
  =======================================================================================================

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

INTEREST EXPENSE
Interest expense for the first quarter of 2006 increased $3.6 million or 35% from the first quarter of 2005. This was principally due to increased borrowings to finance acquisitions made in the fourth quarter of 2005. Additionally, there was approximately $0.5 million of decreased interest expense due to the effect of foreign currency translation.

INCOME TAX EXPENSE FROM CONTINUING OPERATIONS
The increase in income tax expense from continuing operations for the first quarter of 2006 of $5.6 million or 46% was primarily due to increased earnings from continuing operations. The effective income tax rate of 32.6% for the first quarter of 2006 was comparable to the 32.3% rate for the first quarter of 2005.

NET INCOME AND EARNINGS PER SHARE
Net income of $34.3 million and diluted earnings per share of $0.81 in the first quarter of 2006 exceeded the first quarter of 2005 by $11.2 million and $0.26, respectively, primarily due to strong demand for most of the Company's services and products and the net effect of business acquisitions and divestitures.


LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW
Building on 2005's record cash provided by operations of $315.3 million, the Company continued that momentum by achieving a record $69.8 million in operating cash in the first three months of 2006, 45% higher than the first three months of 2005. This significant source of cash in the first quarter of 2006 enabled the Company to invest $66.9 million in capital expenditures (over 40% of which were for revenue growth projects), in addition to paying $13.6 million in stockholder dividends.

The Company's management reaffirms its previously stated strategic objectives for 2006 that include generating a record $400 million in net cash provided by operating activities. The Company has also targeted a minimum of $100 million of discretionary cash flows for debt reduction; however, the amount of debt reduction will be affected by the timing of growth initiatives (including acquisitions) and the amount of asset sales. The Company's net cash borrowings decreased $22.3 million in the first three months of 2006.

The Company will continue its strategy to redeploy excess or discretionary cash in new long-term, high renewal-rate services contracts for the Mill Services business and for growth in the Access Services and, to a lesser extent, railway track maintenance services businesses, and it will continue to consider sensible bolt-on acquisitions in the industrial services businesses. The Company also plans to continue its long and consistent history of paying dividends to stockholders.

The Company also intends to focus on improved working capital management. Specifically, accounts receivable in the Access Services Segment and inventory levels in the manufacturing businesses will continue to be scrutinized and challenged to improve the Company's use of funds.

SOURCES AND USES OF CASH
The Company's principal sources of liquidity are cash from operations and short-term borrowings under its various credit agreements, augmented periodically by cash proceeds from asset sales. The primary drivers of the Company's cash flow from operations are the Company's sales and income, particularly in the services businesses. The Company's long-term Mill Services contracts provide predictable cash flows for several years into the future. (See "Certainty of Cash Flows" section for additional information on estimated future revenues of Mill Services contracts and order backlogs for the Company's manufacturing businesses and railway track maintenance services and equipment business). Cash returns on capital investments made in prior years, for which no cash is currently required, are a significant source of operating cash. Depreciation expense related to these investments is a non-cash charge. The Company also continues to maintain working capital at a manageable level based upon the requirements and seasonality of the business.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

    RESOURCES AVAILABLE FOR CASH REQUIREMENTS - The Company has various credit facilities and commercial paper programs available for use throughout the world. The following table illustrates the amounts outstanding under credit facilities and commercial paper programs and available credit at March 31, 2006.

    SUMMARY OF CREDIT FACILITIES AND
    COMMERCIAL PAPER PROGRAMS                           AS OF MARCH 31, 2006
  --------------------------------------------------------------------------------------
                                                 FACILITY    OUTSTANDING   AVAILABLE
    (IN MILLIONS)                                  LIMIT       BALANCE      CREDIT
  --------------------------------------------------------------------------------------
    U.S. commercial paper program                $  400.0     $  273.2     $  126.8

    Euro commercial paper program                   243.1        173.1         70.0

    Revolving credit facility (a)                   450.0           --        450.0

    Supplemental credit facility (a)                100.0           --        100.0

    Bilateral credit facility (b)                    50.0           --         50.0
  --------------------------------------------------------------------------------------

    TOTALS AT MARCH 31, 2006                     $1,243.1     $  446.3     $  796.8(c)
  ======================================================================================

    (a)   U.S.-based program
    (b)   International-based program
    (c) Although the Company has significant available credit, it is the Company's policy to limit aggregate commercial paper and credit facility borrowings at any one time to a maximum of $600 million.

Additionally, the Company is considering increasing the maximum limit of the U.S. commercial paper program to $450 million.

For more information on the Company's credit facilities, see Note 6, "Debt and Credit Agreements," to the Company's Form 10-K for the year ended December 31, 2005.

      CREDIT RATINGS AND OUTLOOK - The following table summarizes the Company's debt ratings at March 31, 2006:
                                                          U.S.-BASED
                                               LONG-TERM  COMMERCIAL
                                                 NOTES       PAPER     OUTLOOK
    ----------------------------------------------------------------------------

    Standard & Poor's (S&P)                       A-          A-2       Stable
    Moody's                                       A3          P-2       Stable
    Fitch                                         A-           F2       Stable
    ----------------------------------------------------------------------------

The Company's euro-based commercial paper program has not been rated since the euro market does not require it. In January 2006, Fitch reaffirmed its A- and F2 ratings for the Company's long-term notes and U.S. commercial paper, respectively, and its stable outlook. S&P and Moody's reaffirmed their ratings for the Company in December 2005. A downgrade to the Company's credit rating would probably increase the costs to the Company to borrow funds. An improvement in the Company's credit rating would probably decrease the costs to the Company to borrow funds.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

      WORKING CAPITAL POSITION - Changes in the Company's working capital are reflected in the following table:

                                                        MARCH 31   DECEMBER 31     INCREASE
    (DOLLARS ARE IN MILLIONS)                             2006         2005       (DECREASE)
  ------------------------------------------------------------------------------------------
    CURRENT ASSETS
       Cash and cash equivalents                        $   98.9     $  120.9     $  (22.0)
       Accounts receivable, net                            648.2        666.3        (18.1)
       Inventories                                         280.1        251.1         29.0
       Other current assets                                 59.7         60.4         (0.7)
       Assets held-for-sale                                  2.3          2.3           --
  ------------------------------------------------------------------------------------------
             Total current assets                        1,089.3(a)   1,101.0        (11.7)(a)
  ------------------------------------------------------------------------------------------

    CURRENT LIABILITIES
       Notes payable and current maturities                115.9        104.0         11.9
       Accounts payable                                    252.0        247.2          4.8
       Accrued compensation                                 62.1         75.7        (13.6)
       Income taxes payable                                 41.4         42.3         (0.9)
       Other current liabilities                           282.8        279.2          3.6
  ------------------------------------------------------------------------------------------
             Total current liabilities                     754.2        748.4          5.8
  ------------------------------------------------------------------------------------------
    WORKING CAPITAL                                     $  335.1     $  352.6     $  (17.5)
  ------------------------------------------------------------------------------------------
    CURRENT RATIO                                          1.4:1        1.5:1
  ==========================================================================================

      (a) Does not total due to rounding

Working capital decreased approximately 5% in the first three months of 2006 due principally to the following factors:

    o Cash decreased by $22.0 million due to payments made to reduce the Company's net cash borrowings.

    o Net receivables decreased by $18.1 million due principally due to the timing of collections in the railway track maintenance services and equipment business and the Gas Technologies Segment, as well as decreases in insurance claim receivables (primarily related to claims covered by third-party insurance). Partially offsetting these decreases were increases in receivables in the Mills Services and Access Services Segments which were principally due to foreign currency translation due to the strengthening of the euro and the British pound sterling in relation to the U.S. dollar.

    o  Inventories increased $29.0 million due to the following:

       - Increase in the Gas Technologies Segment primarily to meet expected demand, and to a lesser extent, increases due to higher raw material costs.

       - Increased work-in-process and raw materials inventories due primarily to customer orders being manufactured at the railway track maintenance services and equipment business, scheduled for delivery later in 2006.

       - Increased finished goods in the Access Services Segment due to increased activity and seasonal demand.

    o Notes payable and current maturities increased $11.9 million due to increases in bank overdrafts partially offset by payments made to reduce the Company's net cash borrowings.

    o Accrued compensation decreased $13.6 million due principally to payments of incentive compensation earned during 2005.

CERTAINTY OF CASH FLOWS - The certainty of the Company's future cash flows is underpinned by the long-term nature of the Company's mill services contracts. At December 31, 2005, the Company's mill services contracts had estimated future revenues of $4.3 billion. In addition, as of March 31, 2006, the Company had an order backlog of $315.1 million for

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

its manufacturing businesses and railway track maintenance services. This compares with $275.8 million at December 31, 2005 and $256.7 million at March 31, 2005. The increase from December 31, 2005 is due principally to new orders for railway track maintenance equipment, industrial grating and heat exchangers within the Engineered Products and Services ("all other") Category, as well as increased demand for certain products within the Gas Technologies Segment. The railway track maintenance services and equipment business backlog includes a significant portion that will not be realized until 2007 and later due to the long lead time necessary to build certain equipment, and the long-term nature of certain service contracts. Backlog for scaffolding, shoring and forming services and for roofing granules and slag abrasives is not included in the total backlog because it is generally not quantifiable, due to the nature of the products and services provided.

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

    SUMMARIZED CASH FLOW INFORMATION

    ---------------------------------------------------------------------------------------------------------
                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31
    (IN MILLIONS)                                                                   2006             2005
    ---------------------------------------------------------------------------------------------------------
    Net cash provided by (used in):
       Operating activities                                                       $   69.8         $   48.1
       Investing activities                                                          (63.4)           (57.9)
       Financing activities                                                          (31.8)            (1.7)
       Effect of exchange rate changes on cash                                         3.2             (4.2)
    ---------------------------------------------------------------------------------------------------------
       Net change in cash and cash equivalents                                    $  (22.1)(a)     $  (15.7)
    =========================================================================================================

      (a) Does not total due to rounding

CASH FROM OPERATING ACTIVITIES - Net cash provided by operating activities in the first three months of 2006 was $69.8 million, an increase of $21.7 million from the first three months of 2005. The increased cash from operations was a result of the following factors:

    o Increased net income in the first three months of 2006 compared with the first three months of 2005.

    o Overall increased source of cash for net receivables in the first three months of 2006 compared with the first three months of 2005 due principally to the timing of collections in the railway track maintenance services and equipment business and Access Services Segment, as well as the favorable timing of receipts on third-party insurance claims. The decrease in receivables due to third-party insurance claims was directly offset by a use of cash for insurance liabilities.

    o The use of cash for net inventories in the first three months of 2006 was less than the use of cash for net inventories for the comparable period in 2005. This was due principally to the timing of inventory purchases and production in the Gas Technologies Segment and the railway track maintenance services and equipment business.

    o Partially offsetting the above improvements was the timing of cash payments to vendors in the Access Services Segment and a decrease in insurance liabilities due to the timing of payments on third-party insurance claims.

      CASH USED IN INVESTING ACTIVITIES - Capital investments for the first three months of 2006 were $66.9 million. This was an increase of $8.6 million over the first three months of 2005. Over 40% of the investments were for projects intended to grow future revenues. Investments were made predominantly in the industrial services businesses, with 55% in the Mill Services Segment and 28% in the Access Services Segment. Throughout the remainder of 2006, the Company plans to continue to invest in high-return projects and bolt-on acquisitions, principally in the industrial services businesses.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

      CASH USED IN FINANCING ACTIVITIES - The following table summarizes the Company's debt and capital positions at March 31, 2006 and December 31, 2005.

                                                        MARCH 31    DECEMBER 31
    (DOLLARS ARE IN MILLIONS)                            2006          2005
  -----------------------------------------------------------------------------
    Notes Payable and Current Maturities               $  115.9      $  104.0
    Long-term Debt                                        882.2         905.9
  -----------------------------------------------------------------------------
    Total Debt                                            998.1       1,009.9
    Total Equity                                        1,029.9         993.9
  -----------------------------------------------------------------------------
    Total Capital                                      $2,028.0      $2,003.9(a)

    Total Debt to Total Capital                            49.2%         50.4%
  =============================================================================

      (a) Does not total due to rounding

The Company's debt as a percent of total capital as of March 31, 2006 decreased from December 31, 2005. Overall debt decreased due to payments made to reduce the Company's net borrowings, which was partially offset by increases in foreign currency-denominated debt due to foreign currency translation resulting from the weakening of the U.S. dollar in comparison with the euro and the British pound sterling. Additionally, total equity increased due principally to increased net income for the three months ended March 31, 2006, positive foreign currency translation, and to a lesser extent, increases in additional paid-in capital from stock option exercises.

DEBT COVENANTS
The Company's credit facilities and certain notes payable agreements contain covenants requiring a minimum net worth of $475 million and a maximum debt to capital ratio of 60%. Based on balances at March 31, 2006, the Company could increase borrowings by approximately $546.8 million and still be within its debt covenants. Alternatively, keeping all other factors constant, the Company's equity could decrease by approximately $364.3 million and the Company would still be within its covenants. Additionally, the Company's 7.25% British pound sterling-denominated notes due October 27, 2010 include a covenant that permits the note holders to redeem their notes, at par, in the event of a change of control of the Company. The Company expects to be compliant with these debt covenants one year from now.

CASH AND VALUE-BASED MANAGEMENT
The Company plans to continue with its strategy of selective investing for strategic purposes for the foreseeable future. The goal of this strategy is to improve the Company's Economic Value Added (EVA(R)) under the program that commenced January 1, 2002. Under this program, the Company evaluates strategic investments based upon the investment's economic profit. EVA equals after-tax operating profits less a charge for the use of the capital employed to create those profits (only the service cost portion of pension expense is included for EVA purposes). Therefore, value is created when a project or initiative produces a return above the cost of capital. Consistent with the first quarter 2006 results, meaningful improvement in EVA was achieved compared with the prior year first quarter.

The Company is committed to continue paying dividends to stockholders. The Company has increased the dividend rate for twelve consecutive years, and in February 2006, the Company paid its 223rd consecutive quarterly cash dividend. In March 2006, the Company declared its 224th consecutive quarterly cash dividend. The Company also plans to pay down debt to the extent possible. Additionally, the Company has authorization to repurchase up to one million of its shares through January 1, 2007.

The Company's financial position and debt capacity should enable it to meet current and future requirements. As additional resources are needed, the Company should be able to obtain funds readily and at competitive costs. The Company is well-positioned and intends to continue investing strategically in high-return projects and acquisitions, reducing debt to the extent possible, and paying cash dividends as a means to enhance stockholder value.

NEW FINANCIAL ACCOUNTING STANDARDS ISSUED
Information on new financial accounting standards issued is included in Note L, "New Financial Accounting Standards Issued," in Part I, Item 1, Financial Statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

See Part II, Item 1A, "Risk Factors," for quantitative and qualitative disclosures about market risk.


ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

The Company's management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of March 31, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective. There have been no significant changes in internal controls over financial reporting that could materially affect, or are likely to materially affect, internal control over financial reporting during the first quarter of 2006.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

Information on legal proceedings is included under Part I, Item 1, Footnote I labeled "Commitments and Contingencies."


ITEM 1A. RISK FACTORS
---------------------

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

     CYCLICAL INDUSTRY AND ECONOMIC CONDITIONS MAY ADVERSELY IMPACT THE COMPANY'S BUSINESSES.

The Company's businesses are subject to general economic slowdowns and cyclical conditions in the industries served. In particular,

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

o The air-cooled heat exchangers business is affected by cyclical conditions present in the natural gas industry. A high demand for natural gas is currently creating increased demand for the Company's air-cooled heat exchangers. However, a slowdown in natural gas production could adversely affect this business; and

o The Company's Gas Technologies business may be adversely impacted by reduced industrial production, and lower demand for industrial gases, slowdowns in demand for medical cylinders, valves and consumer barbecue grills, or lower demand for natural gas vehicles.

     THE COMPANY'S DEFINED BENEFIT PENSION EXPENSE IS DIRECTLY AFFECTED BY THE EQUITY AND BOND MARKETS AND A DOWNWARD TREND IN THOSE MARKETS COULD ADVERSELY IMPACT THE COMPANY'S FUTURE EARNINGS. AN UPWARD TREND IN THE EQUITY AND BOND MARKETS COULD POSITIVELY AFFECT THE COMPANY'S FUTURE EARNINGS.

In addition to the economic issues that directly affect the Company's businesses, changes in the performance of equity and bond markets, particularly in the United Kingdom and the United States, impact actuarial assumptions used in determining annual pension expense, pension liabilities and the valuation of the assets in the Company's defined benefit pension plans. The downturn in financial markets during 2000, 2001 and 2002 negatively impacted the Company's pension expense and the accounting for pension assets and liabilities. This resulted in an increase in pre-tax defined benefit pension expense from continuing operations of approximately $20.8 million for calendar year 2002 compared with 2001 and $17.7 million for calendar year 2003 compared with 2002. The upturn in certain financial markets beginning in 2003 and certain plan design changes (discussed below) contributed to a decrease in pre-tax defined benefit pension expense from continuing operations of approximately $3.8 million for 2005 compared with 2004, and approximately $5.4 million for 2004 compared with 2003. Additionally, defined benefit pension expense declined $0.7 million for the first

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION

quarter of 2006 compared with the first quarter of 2005. An upward trend in capital markets would likely result in a decrease in future unfunded obligations and pension expense. This could also result in an increase to Stockholders' Equity and a decrease in the Company's statutory funding requirements. If the financial markets deteriorate, it would most likely have a negative impact on the Company's pension expense and the accounting for pension assets and liabilities. This could result in a decrease to Stockholders' Equity and an increase in the Company's statutory funding requirements.

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

The Company's pension committee continues to evaluate alternative strategies to further reduce overall pension expense including the on-going evaluation of investment fund managers' performance; the balancing of plan assets and liabilities; the risk assessment of all multi-employer pension plans; the possible merger of certain plans; the consideration of incremental cash contributions to certain plans; and other changes that are likely to reduce future pension expense volatility and minimize risk.

Changes in the related pension benefit costs may occur in the future due to changes in the assumptions and due to changes in returns on plan assets resulting from financial market conditions. Using the expense calculated for calendar year 2006 and holding all other assumptions constant, a one-half percent increase or decrease in the discount rate and the expected long-term rate of return on plan assets would increase or decrease annual pre-tax defined benefit pension expense as follows:

                                                            APPROXIMATE CHANGES IN PRE-TAX DEFINED BENEFIT
                                                            ----------------------------------------------
                                                                            PENSION EXPENSE
                                                                            ---------------
                                                               U.S. PLANS                     U.K. PLAN
                                                               ----------                     ---------
     Discount rate
     -------------
     One-half percent increase                          Decrease of $1.8 million       Decrease of $4.8 million
     One-half percent decrease                          Increase of $2.0 million       Increase of $5.2 million

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION

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

If the Company is unable to successfully manage the risks associated with its global business, the Company's financial condition, cash flows and results of operations may be negatively affected.

The Company has operations in several countries in the Middle East, including Bahrain, Egypt, Saudi Arabia, United Arab Emirates and Qatar, which are geographically close to Iraq and other countries with a continued high risk of armed hostilities. During the first quarters of 2006, 2005 and 2004, these countries contributed approximately $9.5 million, $7.4 million and $4.7 million, respectively, to the Company's operating income. Additionally, the Company has operations in and sales to countries that have encountered outbreaks of communicable diseases (e.g., Acquired Immune Deficiency Syndrome (AIDS) and others). Should these outbreaks worsen or spread to other countries, the Company may be negatively impacted through reduced sales to and within those countries and other countries impacted by such diseases.

     EXCHANGE RATE FLUCTUATIONS MAY ADVERSELY IMPACT THE COMPANY'S BUSINESS.

Fluctuations in foreign exchange rates between the U.S. dollar and the approximately 40 other currencies in which the Company conducts business may adversely impact the Company's operating income and income from continuing operations in any given fiscal period. Approximately 62% and 60% of the Company's sales and approximately 77% and 75% of the Company's operating income from continuing operations for the three months ended March 31, 2006 and 2005, respectively, were derived from operations outside the United States. More specifically, during the three months ended March 31, 2006 and 2005, approximately 20% and 21%, respectively, of the Company's revenues were derived from operations in the U.K. Additionally, approximately 21% and 18% of the Company's revenues were derived from operations with the euro as their functional currency during the three months ended March 31, 2006 and March 31, 2005, respectively. Given the structure of the Company's revenues and expenses, an increase in the value of the U.S. dollar relative to the foreign currencies in which the Company earns its revenues generally has a negative impact on operating income, whereas a decrease in the value of the U.S. dollar tends to have the opposite effect. The Company's principal foreign currency exposures are to the British pound sterling and the euro, and the exposure to these currencies, as well as other foreign currencies, has increased in 2006 due to the acquisitions of Hunnebeck and the Northern Hemisphere mill services operations of Brambles Industrial Services ("BISNH") in the fourth quarter of 2005.

Compared with the corresponding period in 2005, the average values of major currencies changed as follows in relation to the U.S. dollar during the first quarter of 2006, impacting the Company's sales and income:

     o     British pound sterling      Weakened by 8%
     o     euro                        Weakened by 9%
     o     South African rand          Weakened by 3%
     o     Brazilian real              Strengthened by 17%
     o     Australian dollar           Weakened by 6%

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION

Compared with exchange rates at December 31, 2005, the values of major currencies changed as follows as of March 31, 2006:

     o     British pound sterling      Strengthened by 2%
     o     euro                        Strengthened by 3%
     o     South African rand          Strengthened by 2%
     o     Brazilian real              Strengthened by 6%
     o     Australian dollar           Weakened by 3%

The Company's foreign currency exposures increase the risk of income statement, balance sheet and cash flow volatility. If the above currencies change materially in relation to the U.S. dollar, the Company's financial position, results of operations, or cash flows may be materially affected.

To illustrate the effect of foreign currency exchange rate changes in certain key markets of the Company, in the first three months of 2006, revenues would have been approximately 2% or $16.6 million higher and operating income would have been approximately 1% or $0.4 million higher if the average exchange rates for the first three months of 2005 were utilized. A similar comparison for the first three months of 2005 would have decreased revenues approximately 2% or $15.6 million while operating income would have been approximately 3% or $1.5 million less if the average exchange rates would have remained the same as the first three months of 2004.

Currency changes result in assets and liabilities denominated in local currencies being translated into U.S. dollars at different amounts than at the prior period end. These currency changes resulted in increased net assets of $10.8 million and decreased net assets of $20.9 million, at March 31, 2006 and 2005, respectively, when compared with December 31, 2005 and 2004, respectively.

The Company seeks to reduce exposures to foreign currency transaction fluctuations through the use of forward exchange contracts. At March 31, 2006, the notional amount of these contracts was $75.2 million, and over 90% will mature in the second quarter of 2006. The Company does not hold or issue financial instruments for trading purposes, and it is the Company's policy to prohibit the use of derivatives for speculative purposes.

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

If a downturn in the economy occurs, it may adversely impact the ability of the Company's customers to meet their obligations to the Company on a timely basis and could result in bankruptcy filings by them. If customers are unable to meet their obligations on a timely basis, it could adversely impact the realizability of receivables, the valuation of inventories and the valuation of long-lived assets across the Company's businesses, as well as negatively affect the forecasts used in performing the Company's goodwill impairment testing under SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). If management determines that goodwill or assets are impaired or that inventories or receivables cannot be realized at recorded amounts, the Company will be required to record a write-down in the period of determination, which will reduce net income for that period. Additionally, the risk remains that certain Mill Services customers may file for bankruptcy protection, be acquired or consolidate in the future, which could have an adverse impact on the Company's income and cash flows. The potential financial impact of this risk has increased with the Company's acquisition of BISNH in December 2005. Conversely, such consolidation may provide additional service opportunities for the Company.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION

     A NEGATIVE OUTCOME ON PERSONAL INJURY CLAIMS AGAINST THE COMPANY MAY ADVERSELY IMPACT RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The Company has been named as one of many defendants (approximately 90 or more in most cases) in legal actions alleging personal injury from exposure to airborne asbestos. In their suits, the plaintiffs have named as defendants many manufacturers, distributors and repairers of numerous types of equipment or products that may contain asbestos. Most of these complaints contain a standard claim for damages of $20 million or more against the named defendants. If the Company was found to be liable in any of these actions and the liability was to exceed the Company's insurance coverage, results of operations, cash flows and financial condition could be adversely affected. For more information concerning this litigation, see Note I, "Commitments and Contingencies," in Part 1, Item 1, Financial Statements.

     THE COMPANY MAY LOSE CUSTOMERS OR BE REQUIRED TO REDUCE PRICES AS A RESULT OF COMPETITION.

The industries in which the Company operates are highly competitive.

o The Company's Mill Services business is sustained mainly through contract renewals. Historically, the Company's contract renewal rate has averaged approximately 95%. If the Company is unable to renew its contracts at the historical rates or renewals are at reduced prices, revenue may decline.
o The Company's Access Services business rents and sells equipment and provides erection and dismantling services to principally the non-residential construction and industrial plant maintenance markets. Contracts are awarded based upon the Company's engineering capabilities, product availability, safety record, and the ability to competitively price its rentals and services. Commencing in 2000, due to economic downturns in their home markets, certain international competitors exported significant quantities of rental equipment to the markets the Company serves, particularly the U.S. This resulted in an oversupply of certain equipment and a consequential reduction in product and rental pricing in the markets receiving the excess equipment. The effect of these actions was mitigated, to some extent, in 2005 and the first three months of 2006 due to a buoyant U.S. non-residential construction market. However, if the Company is unable to consistently provide high-quality products and services at competitive prices, it may lose customers or operating margins may decline due to reduced selling prices.
o The Company's manufacturing businesses compete with companies that manufacture similar products both internationally and domestically. Certain international competitors export their products into the United States and sell them at lower prices due to lower labor costs and government subsidies for exports. Such practices may limit the prices the Company can charge for its products and services. Additionally, unfavorable foreign exchange rates can adversely impact the Company's ability to match the prices charged by international competitors. If the Company is unable to match the prices charged by international competitors, it may lose customers.

The Company's strategy to overcome this competition includes continuous process improvement and cost reduction programs, international customer focus and the diversification, streamlining and consolidation of operations.

     INCREASED CUSTOMER CONCENTRATION AND CREDIT RISK IN THE MILL SERVICES SEGMENT MAY ADVERSELY AFFECT THE COMPANY'S FUTURE EARNINGS AND CASH FLOWS.

Concentrations of credit risk with respect to accounts receivable are generally limited due to the Company's large number of customers and their dispersion across different industries and geographies. However, the Company's Mill Services Segment has several large customers throughout the world with significant accounts receivable balances. In December 2005, the Company acquired BISNH. This acquisition has increased the Company's corresponding concentration of credit risk to customers in the steel industry.
 Additionally, further consolidation in the global steel industry is possible. Should transactions occur involving some of the steel industry's larger companies, which are customers of the Company, it would result in an increase in concentration of credit risk for the Company. If a large customer were to experience financial difficulty, or file for bankruptcy protection, it could adversely impact the Company's income, cash flows and asset valuations. As part of its credit risk management practices, the Company is developing strategies to mitigate this increased concentration of credit risk.

     INCREASES IN ENERGY PRICES COULD INCREASE THE COMPANY'S OPERATING COSTS AND REDUCE ITS PROFITABILITY.

Worldwide political and economic conditions, extreme weather conditions, among other factors, may result in an increase in the volatility of energy costs, both on a macro basis and for the Company specifically. In the first three months of 2006 and 2005, energy costs have approximated 4.4% and 3.9% of the Company's revenue, respectively. To the extent that such costs cannot be passed to customers in the future, operating income and results of operations may be adversely affected.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION

     INCREASES OR DECREASES IN PURCHASE PRICES OR AVAILABILITY OF STEEL OR OTHER MATERIALS AND COMMODITIES MAY AFFECT THE COMPANY'S PROFITABILITY.

The profitability of the Company's manufactured products are affected by changing purchase prices of steel and other materials and commodities. Beginning in 2004, the price paid for steel and certain other commodities increased significantly compared with prior years. Although these costs moderated in 2005, the current outlook for 2006 indicates that there will be increases in the prices of commodities such as brass and there may be increases in the prices of other commodities such as steel. If raw material costs associated with the Company's manufactured products increase and the costs cannot be passed on to the Company's customers, operating income would be adversely affected. Additionally, decreased availability of steel or other materials, such as carbon fiber used to manufacture filament-wound composite cylinders, could affect the Company's ability to produce manufactured products in a timely manner. If the Company cannot obtain the necessary raw materials for its manufactured products, then revenues, operating income and cash flows will be adversely affected.

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

The Company is currently involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites under the federal "Superfund" law. At several sites, the Company is currently conducting environmental remediation, and it is probable that the Company will agree to make payments toward funding certain other of these remediation activities. It also is possible that some of these matters will be decided unfavorably to the Company and that other sites requiring remediation will be identified. Each of these matters is subject to various uncertainties and financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Company has evaluated its potential liability and the Consolidated Balance Sheets both at March 31, 2006 and December 31, 2005 include an accrual of $2.8 million for environmental matters. The amounts charged against pre-tax earnings related to environmental matters totaled $0.2 million and $0.3 million for the three months ended March 31, 2006 and 2005, respectively. The liability for future remediation costs is evaluated on a quarterly basis. Actual costs to be incurred at identified sites in future periods may be greater than the estimates, given inherent uncertainties in evaluating environmental exposures.

     RESTRICTIONS IMPOSED BY THE COMPANY'S CREDIT FACILITIES AND OUTSTANDING NOTES MAY LIMIT THE COMPANY'S ABILITY TO OBTAIN ADDITIONAL FINANCING OR TO PURSUE BUSINESS OPPORTUNITIES.

The Company's credit facilities and certain notes payable agreements contain a covenant requiring a maximum debt to capital ratio of 60%. In addition, certain notes payable agreements also contain a covenant requiring a minimum net worth of $475 million. These covenants limit the amount of debt the Company may incur, which could limit its ability to obtain additional financing or to pursue business opportunities. In addition, the Company's ability to comply with these ratios may be affected by events beyond its control. A breach of any of these covenants or the inability to comply with the required financial ratios could result in a default under these credit facilities. In the event of any default under these credit facilities, the lenders under those facilities could elect to declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be due and payable, which would cause an event of default under the notes. This could, in turn, trigger an event of default under the cross-default provisions of the Company's other outstanding indebtedness. At March 31, 2006, the Company was in compliance with a debt to capital ratio of 49.2% and a net worth of $1,029.9 million. The company had $352.9 million in outstanding indebtedness containing these covenants at March 31, 2006.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION

     HIGHER THAN EXPECTED CLAIMS UNDER INSURANCE POLICIES, UNDER WHICH THE COMPANY RETAINS A PORTION OF RISK, COULD ADVERSELY IMPACT RESULTS OF OPERATIONS AND CASH FLOWS.

The Company retains a significant portion of the risk for property, workers' compensation, U.K. employers' liability, automobile, general and product liability losses. Reserves have been recorded which reflect the undiscounted estimated liabilities for ultimate losses including claims incurred but not reported. Inherent in these estimates are assumptions that are based on the Company's history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends. At March 31, 2006 and December 31, 2005, the Company had recorded liabilities of $98.7 million and $102.3 million, respectively, related to both asserted and unasserted insurance claims. Included in the balances at March 31, 2006 and December 31, 2005 were $19.5 million and $25.2 million, respectively, of recognized liabilities covered by insurance carriers. If actual claims are higher than those projected by management, an increase to the Company's insurance reserves may be required and would be recorded as a charge to income in the period the need for the change was determined. Conversely, if actual claims are lower than those projected by management, a decrease to the Company's insurance reserves may be required and would be recorded as a reduction to expense in the period the need for the change was determined.

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

     HISTORICAL REVENUE PATTERNS
     (IN MILLIONS)                           2006       2005       2004       2003       2002       2001
   ----------------------------------------------------------------------------------------------------------
     First Quarter Ended
     March 31                              $  769.6   $  640.1   $  556.3   $  487.9   $  458.6   $  505.0

     Second Quarter Ended
     June 30                                    --       696.1      617.6      536.4      510.3      510.1

     Third Quarter Ended
     September 30                               --       697.5      617.3      530.2      510.5      510.3

     Fourth Quarter Ended
     December 31                                --       732.5      710.9      564.0      497.3      499.7
   ----------------------------------------------------------------------------------------------------------
     Totals                                $    --    $2,766.2   $2,502.1   $2,118.5   $1,976.7   $2,025.2(a)
   ==========================================================================================================

     (a) Does not total due to rounding.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION

     HISTORICAL CASH PROVIDED BY OPERATIONS
     (IN MILLIONS)                           2006       2005       2004       2003       2002       2001
   ----------------------------------------------------------------------------------------------------------
     First Quarter Ended
     March 31                              $   69.8   $   48.1   $   32.4   $   31.2   $    9.0   $    2.6

     Second Quarter Ended
     June 30                                    --        86.3       64.6       59.2       71.4       65.1

     Third Quarter Ended
     September 30                               --        98.1       68.9       64.1       83.3       66.1

     Fourth Quarter Ended
     December 31                                --        82.7      104.6      108.4       90.1      106.9
   ----------------------------------------------------------------------------------------------------------
     Totals                                $    --    $  315.3(a)$  270.5   $  262.8(a)$  253.8   $  240.6(a)
   ==========================================================================================================

     (a) Does not total due to rounding.

     THE COMPANY'S CASH FLOWS AND EARNINGS ARE SUBJECT TO CHANGES IN INTEREST RATES.

The Company's total debt as of March 31, 2006 was $998.1 million. Of this amount, approximately 48.5% had variable rates of interest and 51.5% had fixed rates of interest. The weighted average interest rate of total debt was approximately 5.4%. At current debt levels, a one-percentage increase/decrease in variable interest rates would increase/decrease interest expense by approximately $4.8 million per year.

The future financial impact on the Company associated with the above risks cannot be estimated.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------------------

(c). Issuer Purchases of Equity Securities

                                                                        TOTAL NUMBER OF      MAXIMUM NUMBER OF
                                            TOTAL                      SHARES PURCHASED     SHARES THAT MAY YET
                                          NUMBER OF      AVERAGE      AS PART OF PUBLICLY    BE PURCHASED UNDER
                                            SHARES      PRICE PAID    ANNOUNCED PLANS OR        THE PLANS OR
            PERIOD                        PURCHASED     PER SHARE          PROGRAMS               PROGRAMS
-------------------------------------------------------------------------------------------------------------------
January 1, 2006 - January 31, 2006           --             --                --                 1,000,000
February 1, 2006 - February 28, 2006         --             --                --                 1,000,000
March 1, 2006 - March 31, 2006               --             --                --                 1,000,000
-------------------------------------------------------------------------------------------------------------------
      Total                                  --             --                --
-------------------------------------------------------------------------------------------------------------------

The Company's share repurchase program was extended by Board of Directors in November 2005. The program authorizes the repurchase of up to 1,000,000 shares of the Company's common stock and expires January 31, 2007.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS
-----------------------------------------------------------

At the annual meeting of stockholders held on April 25, 2006 in Camp Hill, Pennsylvania, the following proposals were voted upon by stockholders:

     o Stockholders elected all eleven current members of the Board of Directors to terms expiring in 2007 under the declassified Board structure approved at the 2005 annual meeting.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION

     The Board of Directors voting tabulation was as follows:

                                   For              Withheld
     Name                     No. of Shares       No. of Shares
     ----                     -------------       -------------
     G. D. H. Butler            35,673,484           2,754,370
     K. G. Eddy                 38,131,503             296,351
     S. D. Fazzolari            34,486,715           3,941,139
     D. C. Hathaway             35,951,432           2,476,422
     J. J. Jasinowski           38,075,434             352,420
     D. H. Pierce               38,128,535             299,319
     C. F. Scanlan              38,051,450             376,404
     J. I. Scheiner             35,983,179           2,444,675
     A. J. Sordoni, III         35,657,480           2,770,374
     J. P. Viviano              38,115,344             312,510
     R. C. Wilburn              35,995,939           2,431,915

     o Stockholders approved the appointment of PricewaterhouseCoopers LLP as independent accountants to audit the financial statements of the Company for the fiscal year ending December 31, 2006 by the following vote:

          For              Against        Abstentions
     No. of Shares     No. of Shares     No. of Shares
     -------------     -------------     -------------

      35,369,643         2,870,650         187,560


ITEM 5. OTHER INFORMATION
-------------------------

DIVIDEND INFORMATION
--------------------

On March 23, 2006, the Board of Directors declared a quarterly cash dividend of $0.325 per share, payable May 15, 2006, to stockholders of record as of April 13, 2006.


10b5-1 Plan
-----------

The Chief Executive Officer (CEO) of the Company adopted in the First Quarter of 2006, a personal trading plan, as part of a long-term strategy for asset diversification and liquidity, in accordance with the Securities and Exchange Commission's Rule 10b5-1. Under the plan, the CEO will exercise, under pre-arranged terms, up to 100,000 options in open market transactions. The trading plan will expire in July 2006. As of May 8, 2006, 75,000 shares have been sold under the trading plan.

The President and Chief Financial Officer (CFO) of the Company adopted in the First Quarter of 2006, a personal trading plan, as part of a long-term strategy for asset diversification and liquidity, in accordance with the Securities and Exchange Commission's Rule 10b5-1. Under the plan, the President and CFO will exercise, under pre-arranged terms, up to 28,000 options in open market transactions. The trading plan will expire in August 2006. As of May 8, 2006, 13,000 shares have been sold under the trading plan.

Rule 10b5-1 allows officers and directors, at a time when they are not in possession of material non-public information, to adopt written plans to sell shares on a regular basis under pre-arranged terms, regardless of any subsequent non-public information they may receive. Exercises of stock options by the CEO or President and CFO pursuant to the terms of their

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION

respective plans will be disclosed publicly through Form 144 and Form 4 filings with the Securities and Exchange Commission.


ITEM 6. EXHIBITS
----------------

Listing of Exhibits filed with Form 10-Q:

     Exhibit
     Number      Data Required                                        Location
     ------      -------------                                        --------

     31 (a)      Certification Pursuant to Rule 13a-14(a) and          Exhibit
                 15d-14(a), as Adopted Pursuant to Section 302
                 of the Sarbanes-Oxley Act of 2002

     31 (b)      Certification Pursuant to Rule 13a-14(a) and          Exhibit
                 15d-14(a), as Adopted Pursuant to Section 302
                 of the Sarbanes-Oxley Act of 2002

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



                                            HARSCO CORPORATION
                                               (Registrant)



DATE    May 8, 2006                    /S/ Salvatore D. Fazzolari
      ----------------                 -------------------------------
                                       Salvatore D. Fazzolari
                                       President, Chief Financial
                                       Officer and Treasurer



DATE    May 8, 2006                    /S/ Stephen J. Schnoor
      ----------------                 -------------------------------
                                       Stephen J. Schnoor
                                       Vice President and Controller