Form 10-Q
period 2006-06-30
HARSCO CORP
filed 2006-08-07
CIK 45876

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

                  For the Quarterly Period Ended June 30, 2006

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _______ to _______

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


                  Registrant's Telephone Number: (717) 763-7064
--------------------------------------------------------------------------------

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

Large accelerated filer [X]   Accelerated filer [ ]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                Class                               Outstanding at July 31, 2006
                -----                               ----------------------------
Common stock, par value $1.25 per share                      42,011,159
================================================================================

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS
----------------------------

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                                JUNE 30                           JUNE 30
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                 2006             2005             2006             2005
====================================================================================================================================
REVENUES FROM CONTINUING OPERATIONS:
     Service sales                                                   $   636,393      $   498,787      $ 1,209,024      $   968,360
     Product sales                                                       229,123          197,360          426,045          367,848
------------------------------------------------------------------------------------------------------------------------------------
        TOTAL REVENUES                                                   865,516          696,147        1,635,069        1,336,208
====================================================================================================================================

COSTS AND EXPENSES FROM CONTINUING OPERATIONS:
     Cost of services sold                                               457,133          367,401          879,957          719,806
     Cost of products sold                                               184,430          158,914          340,654          300,156
     Selling, general and administrative expenses                        123,914           95,212          244,484          192,248
     Research and development expenses                                       719              711            1,410            1,370
     Other (income) expenses                                               1,679             (593)           3,546              849
------------------------------------------------------------------------------------------------------------------------------------
        TOTAL COSTS AND EXPENSES                                         767,875          621,645        1,470,051        1,214,429
====================================================================================================================================

        OPERATING INCOME FROM CONTINUING OPERATIONS                       97,641           74,502          165,018          121,779

Equity in income of unconsolidated entities, net                             102               42              163              120
Interest income                                                              918              567            1,808            1,145
Interest expense                                                         (14,617)         (10,419)         (28,707)         (20,862)
------------------------------------------------------------------------------------------------------------------------------------

        INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
         TAXES AND MINORITY INTEREST
                                                                          84,044           64,692          138,282         102,182

Income tax expense                                                       (27,908)         (20,647)         (45,581)         (32,757)
------------------------------------------------------------------------------------------------------------------------------------

        INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST        56,136           44,045           92,701           69,425

Minority interest in net income                                           (2,078)          (2,232)          (4,393)          (4,560)
------------------------------------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                                         54,058           41,813           88,308           64,865
------------------------------------------------------------------------------------------------------------------------------------

DISCONTINUED OPERATIONS:
     Loss from operations of discontinued business                          (290)            (316)            (280)            (341)
     Gain on disposal of discontinued business                                --              204               --              195
     Income/(loss) related to discontinued defense business                   (6)              (6)             (12)              32
     Income tax expense                                                      112               44              110               43
------------------------------------------------------------------------------------------------------------------------------------
LOSS FROM DISCONTINUED OPERATIONS                                           (184)             (74)            (182)             (71)
------------------------------------------------------------------------------------------------------------------------------------

        NET INCOME                                                   $    53,873(A)   $    41,739      $    88,126      $    64,794
====================================================================================================================================

Average shares of common stock outstanding                                41,961           41,612           41,892           41,558

Basic earnings per common share:

     Continuing operations                                           $      1.29      $      1.00      $      2.11      $      1.56

     Discontinued operations                                                 --               --               --               --
------------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER COMMON SHARE                                      $      1.28(A)   $      1.00      $      2.10(A)   $      1.56
====================================================================================================================================

Diluted average shares of common stock outstanding                        42,222           42,046           42,169           42,012

Diluted earnings per common share:

     Continuing operations                                           $      1.28      $      0.99      $      2.09      $      1.54

     Discontinued operations                                                 --               --               --               --
------------------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE                                    $      1.28      $      0.99      $      2.09      $      1.54
====================================================================================================================================
CASH DIVIDENDS DECLARED PER COMMON SHARE                             $     0.325      $      0.30      $      0.65      $      0.60
====================================================================================================================================

(a) Does not total due to rounding.

See accompanying notes to unaudited condensed consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                                         JUNE 30        DECEMBER 31
(IN THOUSANDS)                                                                                             2006            2005(A)
====================================================================================================================================
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                                         $    88,270      $   120,929
     Accounts receivable, net                                                                              706,355          666,252
     Inventories, net                                                                                      269,882          251,080
     Other current assets                                                                                   62,986           60,436
     Assets held-for-sale                                                                                    2,815            2,326
------------------------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                                                            1,130,308        1,101,023
====================================================================================================================================
Property, plant and equipment, net                                                                       1,224,883        1,139,808
Goodwill, net                                                                                              578,357          559,629
Intangible assets, net                                                                                      80,126           78,839
Other assets                                                                                                94,670           96,505
------------------------------------------------------------------------------------------------------------------------------------
         TOTAL ASSETS                                                                                  $ 3,108,344      $ 2,975,804
====================================================================================================================================

LIABILITIES
CURRENT LIABILITIES:
     Short-term borrowings                                                                             $    63,378      $    97,963
     Current maturities of long-term debt                                                                   12,374            6,066
     Accounts payable                                                                                      251,779          247,179
     Accrued compensation                                                                                   71,316           75,742
     Income taxes payable                                                                                   42,790           42,284
     Dividends payable                                                                                      13,650           13,580
     Insurance liabilities                                                                                  44,601           47,244
     Other current liabilities                                                                             247,345          218,345
------------------------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                                                         747,233          748,403
====================================================================================================================================
Long-term debt                                                                                             931,293          905,859
Deferred income taxes                                                                                      118,161          123,334
Insurance liabilities                                                                                       57,498           55,049
Retirement plan liabilities                                                                                103,016           98,946
Other liabilities                                                                                           51,999           50,319
------------------------------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                                                               2,009,200        1,981,910
====================================================================================================================================

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock                                                                                                85,592           85,322
Additional paid-in capital                                                                                 164,188          152,899
Accumulated other comprehensive loss                                                                      (134,498)        (167,318)
Retained earnings                                                                                        1,587,067        1,526,216
Treasury stock                                                                                            (603,205)        (603,225)
------------------------------------------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                                                                      1,099,144          993,894
====================================================================================================================================
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $ 3,108,344      $ 2,975,804
====================================================================================================================================

(a) Reclassified for comparative purposes.

See accompanying notes to unaudited condensed consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                              SIX MONTHS ENDED
                                                                                                                  JUNE 30
(IN THOUSANDS)                                                                                             2006             2005
====================================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                          $    88,126      $    64,794
   Adjustments to reconcile net income to net
      cash provided (used) by operating activities:
        Depreciation                                                                                       119,388           97,463
        Amortization                                                                                         3,757            1,270
        Equity in income of unconsolidated entities, net                                                      (163)            (120)
        Other, net                                                                                           5,722            4,578
        Changes in assets and liabilities, net of acquisitions
           and dispositions of businesses:
              Accounts receivable                                                                          (15,358)          (7,280)
              Inventories                                                                                  (13,950)         (49,476)
              Accounts payable                                                                              (9,572)           2,683
              Accrued interest payable                                                                      13,098           14,177
              Accrued compensation                                                                          (7,296)          (7,689)
              Other assets and liabilities                                                                     556           14,086
------------------------------------------------------------------------------------------------------------------------------------

        NET CASH PROVIDED BY OPERATING ACTIVITIES                                                          184,308          134,486
====================================================================================================================================

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                                             (166,807)        (135,777)
   Net use of cash associated with the purchases of businesses                                                (935)          (8,147)
   Proceeds from sale of assets                                                                              5,889           14,496
   Other investing activities                                                                                  118              --
------------------------------------------------------------------------------------------------------------------------------------

        NET CASH USED BY INVESTING ACTIVITIES                                                             (161,735)        (129,428)
====================================================================================================================================

CASH FLOWS FROM FINANCING ACTIVITIES:
   Short-term borrowings, net (including reclassifications to/from long-term debt)                         (41,511)          55,223
   Current maturities and long-term debt:
        Additions                                                                                          206,181           69,062
        Reductions (including reclassifications to/from short-term borrowings)                            (206,722)         (93,351)
   Cash dividends paid on common stock                                                                     (27,204)         (24,911)
   Common stock issued-options                                                                              10,614            6,071
   Other financing activities                                                                               (3,469)          (3,503)
------------------------------------------------------------------------------------------------------------------------------------

        NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                                   (62,111)           8,591
====================================================================================================================================

Effect of exchange rate changes on cash                                                                      6,879           (8,191)
------------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                                       (32,659)           5,458

Cash and cash equivalents at beginning of period                                                           120,929           94,093
====================================================================================================================================

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                             $    88,270      $    99,551
====================================================================================================================================

See accompanying notes to unaudited condensed consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                                                             THREE MONTHS ENDED
                                                                                                                  JUNE 30
(IN THOUSANDS)                                                                                             2006             2005
====================================================================================================================================
Net income                                                                                             $    53,873      $    41,739
------------------------------------------------------------------------------------------------------------------------------------

Other comprehensive income (loss):
    Foreign currency translation adjustments                                                                30,531          (24,791)

    Net gains (losses) on cash flow hedging instruments, net of deferred income
      taxes of ($17) and $44 in 2006 and  2005, respectively                                                    31              (82)

    Pension liability adjustments, net of deferred income taxes of $2,597 and
      ($2,406) in 2006 and 2005, respectively                                                               (6,292)           5,609

   Reclassification adjustment for gain on cash flow hedging instruments included in net income, net of deferred income taxes of $0 and $1 in
      2006 and 2005, respectively                                                                              --                (1)

------------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                                                           24,270          (19,265)
------------------------------------------------------------------------------------------------------------------------------------

TOTAL COMPREHENSIVE INCOME                                                                             $    78,143      $    22,474
====================================================================================================================================


                                                                                                              SIX MONTHS ENDED
                                                                                                                  JUNE 30
(IN THOUSANDS)                                                                                             2006             2005
====================================================================================================================================

Net income                                                                                             $    88,126      $    64,794
------------------------------------------------------------------------------------------------------------------------------------

Other comprehensive income (loss):
    Foreign currency translation adjustments                                                                41,355          (45,677)

    Net gains (losses) on cash flow hedging instruments, net of deferred income taxes of ($11) and $44 in 2006 and
      2005, respectively                                                                                        21              (82)

    Pension liability adjustments, net of deferred income taxes of $3,265 and
      ($3,638) in 2006 and 2005, respectively                                                               (8,559)           8,475

   Marketable securities, unrealized gain, net of deferred income taxes of $1 and
      $0 in 2006 and 2005, respectively                                                                          1              --

   Reclassification adjustment for (gain) loss on cash flow hedging instruments included in net income, net of deferred income taxes of ($1) and $1 in 2006
      and 2005, respectively                                                                                     1               (3)

------------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                                                           32,819          (37,287)
------------------------------------------------------------------------------------------------------------------------------------

TOTAL COMPREHENSIVE INCOME                                                                             $   120,945      $    27,507
====================================================================================================================================

See accompanying notes to unaudited condensed consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

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

B. RECLASSIFICATIONS

Certain reclassifications have been made to prior years' amounts to conform with current year classifications. These reclassifications are not material and relate principally to components of the Consolidated Balance Sheets. As a result of these reclassifications, certain 2005 amounts presented for comparative purposes will not individually agree with previously filed Forms 10-K or 10-Q.

C. STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payments" (SFAS 123R), which replaced SFAS No. 123, "Accounting for Stock-Based Compensation," and superseded Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). SFAS 123R requires the cost of employee services received in exchange for an award of equity instruments to be based upon the grant-date fair value of the award (with limited exceptions). Additionally, this cost is to be recognized as expense over the period during which an employee is required to provide services in exchange for the award (usually the vesting period). SFAS 123R also requires that the additional tax benefits the Company receives from stock-based compensation be recorded as cash inflows from financing activities in the statement of cash flows. Prior to January 1, 2006, the Company applied the provisions of APB 25 in accounting for awards made under the Company's stock-based compensation plans.

The Company adopted the provisions of SFAS 123R using the modified-prospective transition method. Under this method, results from prior periods have not been restated. During 2003, the Company ceased granting stock options to employees and non-employee directors. As such, the effect of adopting SFAS 123R was not material to the Company's income from continuing operations, net income or cash flows from operating and financing activities for the six months ended June 30, 2006, and the cumulative effect of adoption using the modified-prospective transition method was not material.

The Company currently grants performance-based restricted stock units as the long-term equity component of compensation for non-employee directors, officers and certain key employees. The restricted stock units require no payment from the recipient and compensation cost is measured based on the market price on the grant date and is recorded over the vesting period. The vesting period for restricted stock units granted to non-employee directors is one year; and each restricted stock unit will be exchanged for a like number of shares of Company stock following the termination of the participant's service as a director. The vesting period for restricted stock units granted to officers and certain key employees is three years, and upon vesting each restricted stock unit will be exchanged for a like number of shares of the Company stock. Restricted stock units do not have an option for cash payment.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


The following table summarizes restricted stock units issued and the compensation expense recorded for the three months and six months ended June 30, 2006 and 2005:

                                                                 STOCK-BASED COMPENSATION EXPENSE
                                                           --------------------------------------------
                                                            THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                  JUNE 30                 JUNE 30
                                                              (IN THOUSANDS)          (IN THOUSANDS)
     --------------------------------------------------------------------------------------------------
                              RESTRICTED    FAIR VALUE
                              STOCK UNITS    PER UNIT        2006        2005        2006        2005
     --------------------------------------------------------------------------------------------------
     Directors:
       May 1, 2004               3,500      $  43.42        $  --       $   13      $    -      $   51
       May 1, 2005               6,000         53.75            27          54         108          54
       May 1, 2006               8,000         82.59           110           -         110         --

     Employees:
       January 24, 2005         32,700         50.41           120         156         236         256
       January 24, 2006         46,550         67.70           243           -         442         --
     --------------------------------------------------------------------------------------------------
     Total                      96,750                      $  500      $  223      $  896      $  361
     ==================================================================================================

Restricted stock unit activity for the six months ended June 30, 2006 was as follows:

                                          RESTRICTED        WEIGHTED AVERAGE
                                          STOCK UNITS     GRANT-DATE FAIR VALUE
     ---------------------------------------------------------------------------

     Nonvested at January 1, 2006           31,750              $  50.62
     Granted                                54,550                 69.88
     Vested                                 (3,833)                63.34
     Forfeited                              (3,250)                63.71
     ---------------------------------------------------------------------------

     Nonvested at June 30, 2006             79,217              $  62.73
     ===========================================================================

As of June 30, 2006, the total unrecognized compensation costs related to nonvested restricted stock units was $3.8 million which is expected to be recognized over a weighted-average period of approximately 2.1 years.

The following table summarizes the excess tax benefits, resulting principally from stock options:

                              THREE MONTHS ENDED           SIX MONTHS ENDED
     (IN MILLIONS)                 JUNE 30                      JUNE 30
     ---------------------------------------------------------------------------
                             2006           2005          2006           2005
     ---------------------------------------------------------------------------

       Excess tax benefits  $  1.3         $  0.6        $  3.3         $  2.0

No stock options have been granted to officers and employees since February 2002. No stock options have been granted to non-employee directors since May 2003. Prior to these dates, the Company had granted stock options for the purchase of its common stock to officers, certain key employees and non-employee directors under two stockholder-approved plans. The exercise price of the stock options was the fair value on the grant date, which was the date the Board of Directors approved the respective grants. The 1995 Executive Incentive Compensation Plan authorizes the issuance of up to 4,000,000 shares of the Company's common stock for use in paying incentive compensation awards in the form of stock options or other equity awards such as restricted stock, restricted stock units or stock appreciation rights. The 1995 Non-Employee Directors' Stock Plan authorizes the issuance of up to 300,000 shares of the Company's common stock for equity awards.

When the Company issued stock options, they were granted at fair market value on the date of grant, which was the date the Board of Directors approved the respective grants. Options issued in 2002 under the 1995 Executive Incentive Compensation Plan generally vested and became exercisable two years following the date of grant. Options issued prior to 2002 under the 1995 Non-Employee Directors' Stock Plan became exercisable one year following the date of grant but

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


vested immediately. The options under both Plans expire ten years from the date of grant. At June 30, 2006, there were 1,239,631 and 148,500 shares available for granting equity awards under the 1995 Executive Incentive Compensation Plan and the 1995 Non-Employee Directors' Stock Plan, respectively. Generally, new shares are issued for exercised stock options and treasury shares are issued for vested restricted stock units.

Stock option activity for the six months ended June 30, 2006 was as follows:

                                                   STOCK OPTIONS
                                       ---------------------------------------------------------------------
                                           SHARES           WEIGHTED AVERAGE        AGGREGATE INTRINSIC
                                       UNDER OPTION          EXERCISE PRICE        VALUE (IN MILLIONS)(B)
     -------------------------------------------------------------------------------------------------------
     Outstanding, December 31, 2005      749,025(a)              $31.93                    $26.9
     Exercised                          (215,763)                 34.08                      --
     -------------------------------------------------------------------------------------------------------

     OUTSTANDING, JUNE 30, 2006          533,262(a)              $31.06                    $24.7
     =======================================================================================================

     (a) Included in options outstanding at June 30, 2006 and December 31, 2005 were 681 options granted to SGB key employees as part of the Company's acquisition of SGB in 2000. These options are not a part of the 1995 Executive Compensation Plan, or the 1995 Non-Employee Directors' Stock Plan.
     (b) Intrinsic value is defined as the difference between the current market value and the exercise price.

The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $10.0 million and $5.8 million, respectively.

Options to purchase 533,262 shares were exercisable at June 30, 2006. The following table summarizes information concerning outstanding and exercisable options at June 30, 2006.

                            STOCK OPTIONS OUTSTANDING AND EXERCISABLE
    RANGE OF      --------------------------------------------------------------
  EXERCISABLE     NUMBER OUTSTANDING   REMAINING CONTRACTUAL    WEIGHTED AVERAGE
    PRICES          AND EXERCISABLE         LIFE IN YEARS        EXERCISE PRICE
--------------------------------------------------------------------------------
$25.63 - $29.00         217,108                 3.78                 $27.46
 29.31 -  32.65         247,869                 5.50                  32.54
 32.81 -  46.16          68,285                 4.01                  37.18
--------------------------------------------------------------------------------
                       533,262
================================================================================

D. REVIEW OF OPERATIONS BY SEGMENT

                                                                          THREE MONTHS ENDED                 THREE MONTHS ENDED
                                                                             JUNE 30, 2006                      JUNE 30, 2005

                                                                                       OPERATING                         OPERATING
                                                                                         INCOME                            INCOME
(IN THOUSANDS)                                                          SALES            (LOSS)           SALES            (LOSS)
------------------------------------------------------------------------------------------------------------------------------------
   Mill Services Segment                                             $   344,295      $    38,529      $   271,286      $    33,404

   Access Services Segment                                               269,660           36,652          206,597           21,253

   Gas Technologies Segment                                               99,494            1,223           90,034            3,630
------------------------------------------------------------------------------------------------------------------------------------

   Segment Totals                                                        713,449           76,404          567,917           58,287

   Engineered Products and Services
        ("all other") Category                                           152,067           22,001          128,230           18,280

   General Corporate                                                           -             (764)               -           (2,065)
------------------------------------------------------------------------------------------------------------------------------------

   Consolidated Totals                                               $   865,516      $    97,641      $   696,147      $    74,502
====================================================================================================================================

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

                                                                           SIX MONTHS ENDED                  SIX MONTHS ENDED
                                                                             JUNE 30, 2006                     JUNE 30, 2005

                                                                                       OPERATING                         OPERATING
                                                                                         INCOME                            INCOME
(IN THOUSANDS)                                                          SALES            (LOSS)           SALES            (LOSS)
------------------------------------------------------------------------------------------------------------------------------------
Mill Services Segment                                                $   670,530      $    72,109      $   539,921      $    60,405

Access Services Segment                                                  495,454           53,435          390,174           30,619

Gas Technologies Segment                                                 186,982            3,550          172,168            5,728
------------------------------------------------------------------------------------------------------------------------------------

Segment Totals                                                         1,352,966          129,094        1,102,263           96,752

Engineered Products and Services ("all other") Category                  282,103           37,439          233,945           27,311

General Corporate                                                           --             (1,515)             --            (2,284)
------------------------------------------------------------------------------------------------------------------------------------

Consolidated Totals                                                  $ 1,635,069      $   165,018      $ 1,336,208      $   121,779
====================================================================================================================================

RECONCILIATION OF SEGMENT OPERATING INCOME TO CONSOLIDATED INCOME
BEFORE INCOME TAXES AND MINORITY INTEREST

                                                                          THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                               JUNE 30                           JUNE 30

(IN THOUSANDS)                                                           2006             2005             2006             2005
------------------------------------------------------------------------------------------------------------------------------------
Segment Operating Income                                             $    76,404      $    58,287      $   129,094      $    96,752

Engineered Products & Services
     ("all other") Category                                               22,001           18,280           37,439           27,311

General Corporate                                                           (764)          (2,065)          (1,515)          (2,284)
------------------------------------------------------------------------------------------------------------------------------------

Operating income from continuing operations                               97,641           74,502          165,018          121,779

Equity in income of unconsolidated entities, net                             102               42              163              120

Interest income                                                              918              567            1,808            1,145

Interest expense                                                         (14,617)         (10,419)         (28,707)         (20,862)

------------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes and
    minority interest                                                $    84,044      $    64,692      $   138,282      $   102,182
====================================================================================================================================

E. ACCOUNTS RECEIVABLE AND INVENTORIES

At June 30, 2006 and December 31, 2005, accounts receivable of $706.4 million and $666.3 million, respectively, were net of an allowance for doubtful accounts of $24.4 million and $24.4 million, respectively. Gross accounts receivable included trade accounts receivable of $692.1 million and $638.5 million at June 30, 2006 and December 31, 2005, respectively. Also, included in gross receivables were $19.5 million and $25.2 million of insurance claim receivables at June 30, 2006 and December 31, 2005, respectively. These insurance claim receivables were fully offset by current insurance liabilities at June 30, 2006 and December 31, 2005. The provision for doubtful accounts was $2.2 million and $1.8 million for the three months ended June 30, 2006 and 2005, respectively.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


Inventories consist of the following:

                                                         INVENTORIES
                                               ---------------------------------
     (IN THOUSANDS)                               JUNE 30          DECEMBER 31
                                                    2006               2005
     ---------------------------------------------------------------------------

     Finished goods                            $      99,786      $      85,325
     Work-in-process                                  41,580             43,830
     Raw materials and purchased parts                92,740             87,251
     Stores and supplies                              35,776             34,674
     ---------------------------------------------------------------------------

     Total Inventories                         $     269,882      $     251,080
     ===========================================================================

Inventories increased $18.8 million from December 31, 2005 due to the following factors:

o Increased raw materials, finished goods and work-in-process inventories in the Gas Technologies Segment due to higher material costs and to meet expected customer demand in 2006.

o Increased finished goods and raw materials in the Engineered Products and Services Category due to higher material costs and to meet expected customer demand in 2006.

o Increased finished goods in the international Access Services business to meet expected customer demand in 2006.


F. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:


                                                  JUNE 30           DECEMBER 31
           (IN THOUSANDS)                           2006                2005
     ---------------------------------------------------------------------------
     Land and improvements                     $      40,470      $      39,306
     Buildings and improvements                      177,097            168,727
     Machinery and equipment                       2,451,441          2,291,294
     Uncompleted construction                         86,444             91,186
     ---------------------------------------------------------------------------
     Gross property, plant and equipment           2,755,452          2,590,513
     Less accumulated depreciation                (1,530,569)        (1,450,705)
     ---------------------------------------------------------------------------
     Net property, plant and equipment         $   1,224,883      $   1,139,808
     ===========================================================================

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


G. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table reflects the changes in carrying amounts of goodwill for the six months ended June 30, 2006:

GOODWILL BY SEGMENT
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          ENGINEERED
                                                                                                           PRODUCTS
                                                                  MILL         ACCESS          GAS       AND SERVICES
                                                                SERVICES      SERVICES    TECHNOLOGIES  ("ALL OTHER")  CONSOLIDATED
(IN THOUSANDS)                                                   SEGMENT       SEGMENT       SEGMENT       CATEGORY       TOTALS
------------------------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 2005, net of accumulated
   amortization                                                 $ 297,219     $ 217,580     $  36,693     $   8,137     $ 559,629

Changes to Goodwill (a)                                              (487)       (2,063)           --            --        (2,550)

Other (b)                                                              --        (3,286)           --            --        (3,286)

Foreign currency translation                                       11,603        12,961            --            --        24,564

------------------------------------------------------------------------------------------------------------------------------------
BALANCE AS OF JUNE 30, 2006, NET OF ACCUMULATED
   AMORTIZATION                                                 $ 308,335     $ 225,192     $  36,693     $   8,137     $ 578,357
====================================================================================================================================

(a) Relate principally to opening balance sheet adjustments for the BISNH and Hunnebeck acquisitions.
(b) Reduction of valuation allowance related to realization of tax loss carryback.

Goodwill is net of accumulated amortization of $106.6 million and $103.0 million at June 30, 2006 and December 31, 2005, respectively.

The following table reflects intangible assets by major category:

     INTANGIBLE ASSETS
     -----------------------------------------------------------------------------------------------------
                                                       JUNE 30, 2006                 DECEMBER 31, 2005
                                                  GROSS
                                                CARRYING      ACCUMULATED        CARRYING     ACCUMULATED
     (IN THOUSANDS)                              AMOUNT      AMORTIZATION         AMOUNT     AMORTIZATION
     -----------------------------------------------------------------------------------------------------
     Customer Relationships                   $   77,297      $    3,972       $   73,224     $    1,262

     Non-compete agreements                        5,343           4,591            5,036          4,402

     Patents                                       4,558           3,781            4,426          3,587

     Other                                         8,339           3,067            7,962          2,558

     -----------------------------------------------------------------------------------------------------
     Total                                    $   95,537      $   15,411       $   90,648     $   11,809
     =====================================================================================================

During the first six months of 2006, the Company acquired the following intangible assets (by major class) which are subject to amortization:

     ACQUIRED INTANGIBLE ASSETS
     -----------------------------------------------------------------------------------------------------
                                                         GROSS
                                                        CARRYING       RESIDUAL        WEIGHTED-AVERAGE
     (IN THOUSANDS)                                      AMOUNT          VALUE        AMORTIZATION PERIOD
     -----------------------------------------------------------------------------------------------------
     Customer relationships                            $     309          None              5 years

     Non-compete agreements                                  300          None              5 years

     Other                                                    50          None              5 years
                                                       ---------
     Total                                             $     659
                                                       =========

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


The above acquisitions were partially offset by the sale of an intangible asset in the Mill Services Segment.

There were no research and development assets acquired and written off in the first six months of 2006 or 2005.

Amortization expense for intangible assets was $3.4 million and $1.0 million for the six months ended June 30, 2006 and 2005, respectively. The following table shows the estimated amortization expense for the next five fiscal years based on current intangible assets:

     (IN THOUSANDS)                       2006    2007    2008    2009    2010
     ---------------------------------------------------------------------------
     Estimated Amortization Expense(a)   $6,400  $6,200  $5,900  $5,600  $5,400

     (a) These estimated amortization expense amounts do not reflect the potential effect of future foreign currency exchange rate fluctuations.


H. ACQUISITIONS AND DISPOSITIONS

ACQUISITIONS
In December 2005, the Company acquired the Northern Hemisphere steel mill services operations of Brambles Industrial Services (BISNH), a unit of the Sydney, Australia-based Brambles Industrial Limited, for (pound)136 million (approximately $234 million), excluding acquisition costs. BISNH is included in the Company's Mill Services Segment. The Company did not assume debt as part of this acquisition. BISNH is a provider of on-site, outsourced mill services to the steel and metals industries, operating at 19 locations in the U.K., France, Holland and the United States. Goodwill recognized in this transaction (based on foreign exchange rates at the transaction date) was $92.6 million, of which $88.1 million is expected to be deductible for U. S. income tax purposes. Because this acquisition occurred near the end of 2005, the purchase price allocations and goodwill balance have not been finalized as of June 30, 2006.

In November 2005, the Company acquired the Germany-based Hunnebeck Group GmbH (Hunnebeck) for (euro)140 million (approximately $164 million), which included the assumption of debt but excludes acquisition costs. Hunnebeck is included in the Company's Access Services Segment. Hunnebeck is a provider of highly engineered formwork and scaffolding equipment with more than 60 branches and depots in 12 countries and export sales worldwide. Goodwill recognized in this transaction (based on foreign exchange rates at the transaction date) was $69.1 million, none of which is expected to be deductible for U. S. income tax purposes. Because this acquisition occurred near the end of 2005, the purchase price allocations and goodwill balance have not been finalized as of June 30, 2006.

In July 2006, the Company acquired the assets of UK-based Cape PLC's Cleton industrial maintenance services subsidiaries in Holland, Belgium and Germany (Cleton). The terms of the transaction provide for an initial cash payment to Cape PLC of (euro)8.175 million (approximately $10.3 million), which represents a small premium to the net assets purchased, and is subject to adjustment for final accounts up to a maximum of (euro)8.85 million (approximately $11.2 million). Cleton posted 2005 revenues in excess of $50 million and employs close to 400 people. Cleton specializes in providing scaffolding and related insulation services for the maintenance of large-scale industrial plants, and serves some of the largest oil refinery, petrochemical, and process plant sites in the Benelux countries. Cleton will be included in the SGB Division of the Access Services Segment.

DISPOSITIONS - ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS
Throughout the past several years, management approved the sale of certain long-lived assets (primarily land and buildings) of the Gas Technologies Segment, the Mill Services Segment and the Engineered Products and Services Category. The major classes of assets "held-for-sale" included in the Consolidated Balance Sheets are as follows:

                                                        ASSETS "HELD-FOR-SALE"
--------------------------------------------------------------------------------
(IN THOUSANDS)                                        JUNE 30      DECEMBER 31
                                                       2006            2005
--------------------------------------------------------------------------------
ASSETS
Property, plant and equipment, net                  $   2,815       $   2,326
--------------------------------------------------------------------------------
TOTAL ASSETS "HELD-FOR-SALE"                        $   2,815       $   2,326
================================================================================

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


I. COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL
The Company is involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites. While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company. The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Consolidated Balance Sheets at June 30, 2006 and December 31, 2005 include accruals of $3.1 million and $2.8 million, respectively, for environmental matters. The amounts charged against pre-tax income related to environmental matters totaled $0.5 million for the first six months of 2006 and 2005.

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

ROYALTY EXPENSE DISPUTE
The Company is involved in a royalty expense dispute with the Canada Revenue Agency ("CRA"). The CRA is proposing to disallow certain royalty expense deductions claimed by the Company's Canadian subsidiary on its 1994-1998 tax returns. As of June 30, 2006, the maximum assessment from the CRA for the period 1994-1998 is approximately $10.7 million including tax and interest. The Ontario Ministry of Finance ("Ontario") is also proposing to disallow these same deductions for the period 1994-1998. As of June 30, 2006, the maximum assessment from Ontario is approximately $3.4 million, including tax and interest. The Company has filed administrative appeals and will vigorously contest these disallowances.

The Company currently anticipates that, ultimately, it may have a liability for some portion of the assessment in this royalty expense dispute. However, the Company intends to utilize competent authority proceedings in the U.S. to recover a portion of any required tax payment amount. The Company believes that any amount not recovered through these proceedings has been fully reserved as of June 30, 2006 and, therefore will not have a material adverse impact on the Company's future results of operations or financial condition. In accordance with Canadian tax law, the Company made a payment to the CRA in the fourth quarter of 2005 of $5.0 million, or one-half of the disputed amount. Additionally, the Company made a payment to the Ontario Ministry of Finance in the first quarter of 2006 for the entire disputed amount. These payments were made for tax compliance purposes and to reduce potential interest expense on the disputed amount. These payments in no way reflect the Company's acknowledgement as to the validity of the assessed amounts.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


contain a standard claim for an unstated amount of damages against the numerous defendants (typically 240 to 270), without specifically identifying any Company product as the source of plaintiff's alleged asbestos exposure.

As of June 30, 2006, there are 26,712 pending asbestos personal injury claims filed against the Company. Of these cases, 26,265 were pending in the New York Supreme Court for New York County in New York State and 97 of the cases were pending in state courts of various counties in Mississippi. The other claims, totaling approximately 350, are filed in various counties in a number of state courts, and in certain Federal District Courts (including New York), and those complaints assert lesser amounts of damages than the New York State court cases or do not state any amount claimed.

As of June 30, 2006, the Company has obtained dismissal by stipulation, or summary judgment prior to trial, in 16,772 cases.

In view of the persistence of asbestos litigation nationwide, which has not yet been sufficiently addressed either politically or legally, the Company expects to continue to receive additional claims. However, there have been developments during the past several years, both by certain state legislatures and by certain state courts, which could favorably affect the Company's ability to defend these asbestos claims in those jurisdictions. These developments include procedural changes, docketing changes, proof of damage requirements and other changes that require plaintiffs to follow specific procedures in bringing their claims and to show proof of damages before they can proceed with their claim. An example is the action taken by the New York Supreme Court (a trial court), which is responsible for managing all asbestos cases pending within New York County in the State of New York. This Court issued an order in December of 2002 that created a Deferred or Inactive Docket for all pending and future asbestos claims filed by plaintiffs who cannot demonstrate that they have a malignant condition or discernable physical impairment, and an Active or In Extremis Docket for plaintiffs who are able to show such medical condition. As a result of this order, the majority of the asbestos cases filed against the Company in New York County have been moved to the Inactive Docket until such time as the plaintiff can show that they have incurred a physical impairment. As of June 30, 2006, the Company has been listed as a defendant in 216 Active or In Extremis asbestos cases in New York County. The Court's Order has been challenged by plaintiffs.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


J. RECONCILIATION OF BASIC AND DILUTED SHARES

                                                                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                        JUNE 30                     JUNE 30
     (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                                2006          2005          2006          2005
     -------------------------------------------------------------------------------------------------------------------------------
     Income from continuing operations                                         $  54,058     $  41,813     $  88,308     $  64,865
     ===============================================================================================================================

     Average shares of common stock outstanding used to compute
        basic earnings per common share                                           41,961        41,612        41,892        41,558

     Dilutive effect of stock-based compensation                                     261           434           277           454
     -------------------------------------------------------------------------------------------------------------------------------

     Shares used to compute dilutive effect of stock-based compensation           42,222        42,046        42,169        42,012
     ===============================================================================================================================

     Basic earnings per common share from continuing operations                $    1.29     $    1.00     $    2.11     $    1.56
     ===============================================================================================================================

     Diluted earnings per common share from continuing operations              $    1.28     $    0.99     $    2.09     $    1.54
     ===============================================================================================================================

All outstanding stock options and restricted stock units were included in the computation of diluted earnings per share at June 30, 2006 and 2005.


K. EMPLOYEE BENEFIT PLANS

                                                                                               THREE MONTHS ENDED
                                                                                                     JUNE 30
                                                                               -----------------------------------------------------
     DEFINED BENEFIT PENSION EXPENSE (INCOME)                                         U. S. PLANS            INTERNATIONAL PLANS
     -------------------------------------------------------------------------------------------------------------------------------
     (IN THOUSANDS)                                                               2006          2005          2006          2005
     -------------------------------------------------------------------------------------------------------------------------------
     Defined benefit plans:
        Service cost                                                           $     922     $     845     $   2,248     $   1,684
        Interest cost                                                              3,730         3,479        10,755         9,914
        Expected return on plan assets                                            (4,985)       (4,778)      (12,909)      (10,962)
        Recognized prior service costs                                               185           192           308           312
        Recognized losses                                                            737           904         3,218         3,143
        Amortization of transition liability (asset)                                 (91)         (364)            9            (6)
        Curtailment/settlement loss (gain)                                            78          --             248            14
     -------------------------------------------------------------------------------------------------------------------------------
     Defined benefit plans pension expense                                     $     576     $     278     $   3,877     $   4,099
     ===============================================================================================================================


                                                                                                 SIX MONTHS ENDED
                                                                                                     JUNE 30
                                                                               -----------------------------------------------------
     DEFINED BENEFIT PENSION EXPENSE (INCOME)                                         U. S. PLANS            INTERNATIONAL PLANS
     -------------------------------------------------------------------------------------------------------------------------------
     (IN THOUSANDS)                                                               2006          2005          2006          2005
     -------------------------------------------------------------------------------------------------------------------------------

     Defined benefit plans:
        Service cost                                                           $   1,843     $   1,690     $   4,393     $   3,565
        Interest cost                                                              7,460         6,957        21,018        20,254
        Expected return on plan assets                                            (9,971)       (9,556)      (25,227)      (22,367)
        Recognized prior service costs                                               371           384           603           635
        Recognized losses                                                          1,474         1,809         6,284         6,358
        Amortization of transition liability (asset)                                (181)         (728)           18             3
        Curtailment/settlement loss (gain)                                            78           --            236            27
     -------------------------------------------------------------------------------------------------------------------------------
     Defined benefit plans pension expense                                     $   1,074     $     556     $   7,325     $   8,475
     ===============================================================================================================================

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


Defined benefit pension expense in the second quarter of 2006 was slightly higher than the comparable 2005 period due to increased pension expense for certain settlement and curtailment losses which were mostly offset by the increase in the expected return on pension plan assets. For the first half of 2006, the defined benefit pension expense decreased $0.6 million from the comparable 2005 period. This decrease relates primarily to an increase in the expected return on plan assets resulting from an increased fair value of plan assets as of December 31, 2005. The increased fair value of plan assets as of December 31, 2005 resulted from 2005 actual return on plan assets of 15.6% (based on beginning of the year fair value of plan assets) as well as Company cash contributions of $48.8 million, including $16.9 million of voluntary contributions. The global weighted average expected long-term rate of return on plan assets was decreased to 7.6% for 2006 compared with 7.8% for 2005, for reasons disclosed in the 2005 Form 10-K.

Contributions to defined benefit pension plans are as follows:

     DEFINED BENEFIT PENSION PLAN CONTRIBUTIONS
     ---------------------------------------------------------------------------
     (IN MILLIONS)                          U. S. PLANS     INTERNATIONAL PLANS
     ---------------------------------------------------------------------------

     First Quarter 2006                       $   0.2             $   4.7
     Second Quarter 2006                          0.3                 5.8
     ---------------------------------------------------------------------------
        Six Months 2006                           0.5                10.5
     Projected July - December 2006               0.5                 9.5
     ---------------------------------------------------------------------------
     Total Projected Year 2006                $   1.0             $  20.0
     ===========================================================================

Contributions to multiemployer pension plans during the second quarter and six months ended June 30, 2006 were $4.8 million and $8.7 million, respectively. Contributions for defined contribution pension plans during the second quarter and six months ended June 30, 2006 were $3.4 million and $8.4 million, respectively.


                                                           THREE MONTHS ENDED
     POSTRETIREMENT BENEFITS EXPENSE (INCOME)                   JUNE 30
     ---------------------------------------------------------------------------
     (IN THOUSANDS)                                        2006         2005
     ---------------------------------------------------------------------------

        Service cost                                     $     2      $     1
        Interest cost                                         46           48
        Recognized prior service costs                       --            1
        Recognized gains                                      (9)          (9)
     ---------------------------------------------------------------------------
     Postretirement benefits expense                     $    39      $    41
     ===========================================================================


                                                            SIX MONTHS ENDED
     POSTRETIREMENT BENEFITS EXPENSE (INCOME)                   JUNE 30
     ---------------------------------------------------------------------------
     (IN THOUSANDS)                                        2006         2005
     ---------------------------------------------------------------------------

        Service cost                                     $     3      $     4
        Interest cost                                         93          103
        Recognized prior service costs                         1            6
        Recognized gains                                     (19)         (18)
        Curtailment gains                                      -         (318)
     ---------------------------------------------------------------------------
     Postretirement benefits expense (income)            $    78      $  (223)
     ===========================================================================

The curtailment gains of $0.3 million for 2005 were due to the termination of certain postretirement health care plans.

In the quarter ended June 30, 2006, the Company contributed $66 thousand to the postretirement plans. For the six months ended June 30, 2006, the Company contributed $139 thousand to the postretirement plans and anticipates contributing approximately $186 thousand during the remainder of 2006.

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

SFAS No. 156, "Accounting for Servicing of Financial Assets, an Amendment of
----------------------------------------------------------------------------
FASB Statement 140" (SFAS 156)
------------------------------

In March 2006, the FASB issued SFAS 156, which amends SFAS No. 140, "Accounting of Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 156 requires, in certain specified situations, an entity to recognize a servicing asset or servicing liability when it undertakes an obligation to service a financial asset by entering into a servicing contract. SFAS 156 also requires all separately recognized servicing assets and servicing liabilities to be initially recognized at fair value, if practical, and allows entities to choose either the amortization method or the fair value measurement method for subsequent measurement. SFAS 156 is effective for all servicing transactions occurring on or after the beginning of the first fiscal year that begins after September 15, 2006 (January 1, 2007 for the Company), with early adoption permitted. The Company expects to adopt SFAS 156 effective January 1, 2007, and has determined that it is not likely to materially impact the Company's financial position, results of operations or cash flows.

FASB Interpretation ("FIN") 48, "Accounting for Uncertainty in Income Taxes-an
------------------------------------------------------------------------------
interpretation of FASB Statement No. 109" (FIN 48)
--------------------------------------------------

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." It prescribes a recognition threshold and measurement attribute for financial statement recognition and disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt this interpretation in the first quarter of 2007. The Company is currently evaluating the requirements of FIN 48 and has not yet determined the impact on the consolidated financial statements.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


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

EXECUTIVE OVERVIEW
The Company's performance in the second quarter and first six months of 2006 reflected the execution of the Company's strategy of growth through increasing internationalization and a focused, industrial services-based portfolio, augmented by selective strategic acquisitions. Also, during the first half of 2006, the Company was generally able to manage increased commodity and fuel costs in achieving record results. The outlook for the remainder of 2006 is positive as the Company continues to focus on its stated strategic objectives.

The Company's second quarter 2006 revenues were a record $865.5 million. This is an increase of $169.4 million or 24% over the second quarter of 2005. Income from continuing operations was a record $54.1 million compared with $41.8 million in the second quarter of 2005, an increase of 29%. Diluted earnings per share from continuing operations were a record $1.28, a 29% increase from the second quarter of 2005.

Revenues for the first six months of 2006 were a record $1.6 billion. This is an increase of $298.9 million or 22% over the first six months of 2005. Income from continuing operations was a record $88.3 million compared with $64.9 million in the first six months of 2005, an increase of 36%. Diluted earnings per share from continuing operations were a record $2.09, a 36% increase from the first half of 2005.

Both the second quarter and first six months 2006 performance benefited from the Company's November 21, 2005 acquisition of Hunnebeck Group GmbH (Hunnebeck) and the December 29, 2005 acquisition of the Northern Hemisphere steel mill services operations of Brambles Industrial Services ("BISNH"). Both of these acquisitions were accretive in the second quarter and first six months of 2006. Revenues in the second quarter and first six months of 2006 were reduced by the sale of the Company's U.K.-based Youngman manufacturing operation on October 1, 2005. The net effect of business acquisitions and divestitures increased revenues by $98.1 million and $182.9 million for the second quarter and first six months of 2006, respectively, compared with the same periods last year.

During the second quarter of 2006, the Company had record net cash provided by operating activities of $114.5 million, a 33% increase over the $86.3 million achieved in the second quarter of 2005. For the first six months of 2006, the Company also had record net cash provided by operating activities of $184.3 million compared with $134.5 million for the first six months of 2005, an increase of 37%. The Company has set a target of $400 million for net cash provided by operating activities for the full year 2006, a 27% increase over the 2005 level. The Company's cash flows are further discussed in the Liquidity and Capital Resources section.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


SEGMENT OVERVIEW
Revenues for the second quarter of 2006 for the Mill Services Segment were $344.3 million compared with $271.3 million in the second quarter of 2005, a 27% increase. Operating income increased by 15% to $38.5 million, from $33.4 million in the second quarter of 2005. In comparison with the first six months of 2005, this Segment achieved period-over-period revenue growth of $130.6 million or 24% and operating income growth of $11.7 million or 19% for the first six months of 2006. Second quarter operating margins for the Segment decreased by 110 basis points to 11.2% from 12.3% in the second quarter of 2005. For the first six months, operating margins decreased by 40 basis points to 10.8% from 11.2% for the first six months of 2005. The decrease in operating margins was due principally to certain gains on disposals of non-performing assets in 2005 which were not repeated. The overall effect of acquisitions increased revenues for the Segment by $56.2 million and $108.5 million for the second quarter and first six months of 2006, respectively, compared with the same periods last year. BISNH was accretive during both the second quarter and first six months of 2006. The Segment accounted for 40% and 41% of the Company's revenues and 39% and 44% of the operating income for the second quarter and first six months of 2006, respectively.

The Access Services Segment's revenues in the second quarter of 2006 were $269.7 million compared with $206.6 million in the second quarter of 2005, a 31% increase. Operating income increased by 72% to $36.7 million, from $21.3 million in the second quarter of 2005. Operating margins for the Segment improved by 330 basis points to 13.6% from 10.3% in the second quarter of 2005. In comparison with the first six months of 2005, this Segment achieved period-over-period revenue growth of $105.3 million or 27% and operating income growth of $22.8 million or 75%. Operating margins for the first six months of 2006 improved by 300 basis points to 10.8% from 7.8% in the first six months of 2005. These improvements were broad-based, and were led by the North American, European and the Middle Eastern operations. The net effect of business acquisitions and divestitures increased revenues for this Segment by $41.9 million and $74.4 million for the second quarter and first six months of 2006, respectively, compared with the same periods last year. Hunnebeck was accretive during both the second quarter and first six months of 2006. The Access Services Segment accounted for 31% and 30% of the Company's revenues and 38% and 32% of the operating income for the second quarter and first six months of 2006, respectively.

The Gas Technologies Segment's revenues in the second quarter of 2006 were $99.5 million compared with $90.0 million in the second quarter of 2005, an 11% increase. Operating income decreased by 66% to $1.2 million, from $3.6 million in the second quarter of 2005. In comparison with the first six months of 2005, this Segment's revenues increased $14.8 million or 9% in the first six months of 2006. Operating income for the first six months of 2006 decreased $2.2 million or 38% compared with the first six months of 2005. The increased revenues in the second quarter and first six months of 2006 were led by the valves, industrial cylinders and cryogenic businesses although higher commodity, energy and insurance costs negatively impacted operating income for these businesses. These increased costs reduced operating margins for this Segment by 280 basis points to 1.2% from 4.0%, and by 140 basis points to 1.9% from 3.3% for the second quarter and first six months of 2006 compared to the same periods last year, respectively. This Segment accounted for 11% of the Company's revenues for both the second quarter and first six months of 2006, and 1% and 2% of the operating income for the second quarter and the first six months of 2006, respectively.

All five of the businesses in the Engineered Products and Services ("all other") Category contributed higher revenues in the second quarter of 2006 and first six months of 2006 compared with the comparable periods in 2005. Additionally, four of the five businesses contributed higher operating income, with only the roofing granules and abrasives business showing slightly lower operating income in the second quarter and first six months of 2006 due to higher transportation and energy costs. Overall, operating margins for the Category in the second quarter of 2006 improved by 20 basis points to 14.5% from 14.3% in the second quarter of 2005. Operating margins for the first six months of 2006 improved by 160 basis points to 13.3% from 11.7% in the first six months of 2005.

In comparison to the second quarter of 2005, the impact of foreign currency translation for the Company increased second quarter 2006 sales and pre-tax income by $4.4 million and $0.8 million, respectively. For the first six months of 2006, the impact of foreign currency translation reduced sales by $12.2 million but increased pre-tax income by $0.8 million, compared to the same period in 2005.

OUTLOOK OVERVIEW
The Company's operations span several industries and products as more fully discussed in Part I, Item 1, "Business," of the Company's Form 10-K for the year ended December 31, 2005. On a macro basis, the Company is affected by worldwide steel mill production and capacity utilization; non-residential construction and industrial maintenance activities; industrial production volume; and the general business trend towards the outsourcing of services. The overall outlook for 2006 continues to be positive for these business drivers.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


The Company's Mill Services Segment expects to benefit from consistent levels of steel production at mills served by the Company, new contract signings, contract renewals and a full year of accretion from the December 29, 2005 acquisition of BISNH. However, the Company also expects to experience continued higher energy costs that may have a negative impact on operating margins, to the extent these costs cannot be passed to customers.

Both domestic and international Access Services activity remains strong. Although the sale of the Youngman light-access manufacturing business in late 2005 will modestly affect 2006 revenues, improvements to operating performance in 2006 for the Segment are expected to be led by a full year of accretion from the November 21, 2005 Hunnebeck acquisition; increased non-residential construction spending and industrial maintenance activity in the Company's major markets; strategic investments or acquisitions in new markets or expansion of current product lines; further market penetration from new products; product cross-selling opportunities among the markets served by the three Access Services businesses; and cost reduction opportunities through consolidated procurement initiatives.

In the Gas Technologies Segment for the remainder of 2006, demand for industrial cylinders and cryogenics equipment is expected to show continued improvement. The propane business is expected to return to a more normal business cycle in comparison to the prior two years, and an overall improvement in the valves business is expected. International operations are expected to continue to perform well. However, the risk remains that certain commodity cost inflation and the availability of certain raw materials could continue to adversely affect this Segment's results.

The outlook for the Engineered Products and Services ("all other") Category is positive for the remainder of 2006. The Company's railway track maintenance services and equipment business's income and margins are expected to continue to benefit from the shift toward contract services, with several major contracts starting in 2006. The air-cooled heat exchangers business is expected to continue to benefit from strong energy market demand due to increased natural gas drilling and transmission. While not expecting a repeat of the same level of benefits from post-Katrina rebuilding experienced in the second half of 2005, the industrial grating products business is expected to continue to post improved results in 2006 due to strong end-markets in energy and non-residential construction. The boiler and process equipment business is also expected to continue its strong performance.

The stable or improved market conditions for most of the Company's services and products and the significant investments made recently for acquisitions and growth-related capital expenditures provide the base for achieving the Company's stated objective of growth in diluted earnings per share from continuing operations for the remainder of 2006. The record performance achieved in the first six months of 2006 provides a solid foundation towards achieving the full-year objective.

--------------------------------------------------------------------------------
                                        REVENUES BY REGION
--------------------------------------------------------------------------------
                              TOTAL REVENUES
                            THREE MONTHS ENDED         PERCENTAGE GROWTH FROM
                                  JUNE 30                  2005 TO 2006
--------------------------------------------------------------------------------
(DOLLARS IN MILLIONS)        2006        2005      VOLUME    CURRENCY     TOTAL
--------------------------------------------------------------------------------
Europe                     $ 398.8     $ 292.7      35.7%       0.6%      36.3%
North America                351.0       292.1      19.5        0.6       20.1
Latin America                 41.3        38.4       3.0        4.5        7.5
Middle East and Africa        38.6        38.3       1.8       -1.0        0.8
Asia/Pacific                  35.8        34.6       5.1       -1.6        3.5
--------------------------------------------------------------------------------
Total                      $ 865.5     $ 696.1      23.7%       0.6%      24.3%
================================================================================

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


--------------------------------------------------------------------------------
                                        REVENUES BY REGION
--------------------------------------------------------------------------------
                              TOTAL REVENUES
                             SIX MONTHS ENDED          PERCENTAGE GROWTH FROM
                                  JUNE 30                  2005 TO 2006
--------------------------------------------------------------------------------
(DOLLARS IN MILLIONS)        2006        2005      VOLUME     CURRENCY    TOTAL
--------------------------------------------------------------------------------
Europe                     $  746.7    $  556.5     37.6%      -3.4%      34.2%
North America                 659.9       562.4     16.8        0.5       17.3
Latin America                  81.5        72.9      3.3        8.4       11.7
Middle East and Africa         79.5        77.7      3.3       -0.9        2.4
Asia/Pacific                   67.5        66.7      3.8       -2.6        1.2
--------------------------------------------------------------------------------
Total                      $1,635.1    $1,336.2     23.4%      -0.9%      22.4%
================================================================================

2006 HIGHLIGHTS
The following significant items affected the Company overall during the second quarter and first six months of 2006 in comparison with the second quarter and first six months of 2005, respectively:

Company Wide:
-------------
o Strong worldwide economic activity, as well as the accretive performance of the Hunnebeck and BISNH acquisitions, benefited the Company in the second quarter and first six months of 2006. This included increased access equipment services, sales and rentals, especially in North America, Europe and the Middle East; net increased volume and new business in the Mill Services Segment; increased global demand for railway track maintenance services and equipment; and increased demand for air-cooled heat exchangers, industrial valves, propane equipment, cryogenics equipment, industrial cylinders and industrial grating products.
o As expected, during the second quarter and first six months of 2006, the Company experienced higher fuel and energy-related costs, as well as higher commodity costs for certain manufacturing businesses. To the extent that such costs cannot be passed to customers in the future, operating income may be adversely affected.
o Total pension expense for the first six months of 2006 increased $1.8 million from the first six months of 2005. Defined contribution and multi-employer plan expenses for the first six months of 2006 increased approximately $2.4 million from the first six months of 2005. This was partially offset by decreased defined benefit pension expense of approximately $0.6 million due to improved returns on plan assets. The Company is currently taking additional actions designed to further mitigate pension expense volatility. This is more fully discussed in the Outlook, Trends and Strategies section.
o During the first six months of 2006, international sales and operating income were 62% and 75%, respectively, of total sales and income. This compares with the first six months of 2005 levels of 60% of sales and 72% of operating income. As expected, the international percentages have increased as a result of the Hunnebeck and BISNH acquisitions.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


MILL SERVICES SEGMENT:
----------------------
                                   THREE MONTHS               SIX MONTHS
                                   ENDED JUNE 30             ENDED JUNE 30
--------------------------------------------------------------------------------
(DOLLARS IN MILLIONS)           2006         2005         2006         2005
--------------------------------------------------------------------------------
Revenues                      $  344.3     $  271.3     $  670.5     $  539.9
Operating income                  38.5         33.4         72.1         60.4
Operating margin percent          11.2%        12.3%        10.8%        11.2%
================================================================================


MILL SERVICES SEGMENT -                         THREE MONTHS      SIX MONTHS
SIGNIFICANT IMPACTS ON REVENUES                 ENDED JUNE 30    ENDED JUNE 30
--------------------------------------------------------------------------------
(IN MILLIONS)
--------------------------------------------------------------------------------
Revenues - 2005                                   $  271.3         $  539.9
Acquisitions - (BISNH and Evulca SAS)                 56.2            108.5
Increased volume and new business                     13.2             25.2
Impact of foreign currency translation                 3.4             (3.2)
Other                                                  0.2              0.1
--------------------------------------------------------------------------------
Revenues - 2006                                   $  344.3         $  670.5
================================================================================

MILL SERVICES SEGMENT - SIGNIFICANT IMPACTS ON OPERATING INCOME:

o Operating income for the second quarter and first six months of 2006 increased by $5.1 million and $11.7 million, respectively, as a result of the BISNH acquisition, increased volumes and new business, particularly in Europe, partially offset by increased operating costs (as noted below).
o Compared with the second quarter and first six months of 2005, the Segment's operating income and margins in the second quarter and first six months of 2006 were negatively impacted by increased fuel and energy-related costs (excluding increased costs due to acquisitions) of approximately $3 million and $6 million, respectively.
o Foreign currency translation in the second quarter and first six months of 2006 increased operating income for this Segment by $0.9 million and $1.1 million, respectively, compared with the second quarter and first six months of 2005.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


ACCESS SERVICES SEGMENT:
------------------------
                                   THREE MONTHS               SIX MONTHS
                                   ENDED JUNE 30             ENDED JUNE 30
--------------------------------------------------------------------------------
(DOLLARS IN MILLIONS)           2006         2005         2006         2005
--------------------------------------------------------------------------------
Revenues                      $  269.7     $  206.6     $  495.5     $  390.2
Operating income                  36.7         21.3         53.4         30.6
Operating margin percent          13.6%        10.3%        10.8%         7.8%
================================================================================

ACCESS SERVICES SEGMENT -                       THREE MONTHS      SIX MONTHS
SIGNIFICANT IMPACTS ON REVENUES                 ENDED JUNE 30    ENDED JUNE 30
--------------------------------------------------------------------------------
(IN MILLIONS)
--------------------------------------------------------------------------------
Revenues - 2005                                   $  206.6         $  390.2
Net effect of acquisitions and divestitures
  (Hunnebeck offset by Youngman light-access
   manufacturing unit divestiture)                    41.9             74.4
Net increased volume and new business                 20.2             40.1
Impact of foreign currency translation                 1.0             (8.3)
Other                                                  -               (0.9)
--------------------------------------------------------------------------------
Revenues - 2006                                   $  269.7         $  495.5
================================================================================

ACCESS SERVICES SEGMENT - SIGNIFICANT IMPACTS ON OPERATING INCOME:

o In the first half of 2006, there was a continued strengthening in the North American non-residential construction markets that started in the latter half of 2004. This had a positive effect on volume (particularly equipment rentals) which caused overall margins and operating income in North America to improve. Equipment rentals, particularly in the construction sector, provide the highest margins for this Segment.
o The net effect of acquisitions and divestitures had a positive effect on the second quarter and first six months of 2006 operating income, with the Hunnebeck business performing well.
o The international access services business continued to improve, predominantly in Europe and the Middle East, due to increased non-residential construction spending and industrial maintenance activity in the Company's major markets, as well as the Hunnebeck acquisition. During the first six months of 2006, the international operations outside of the U.K. had $260.6 million in revenues and $38.3 million in operating income. This compares with $145.0 million in revenues and $19.5 million in operating income for the first six months of 2005.
o The impact of foreign currency translation in the second quarter and first six months of 2006 did not have a material impact on operating income for this Segment when compared with the second quarter and first six months of 2005.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


GAS TECHNOLOGIES SEGMENT:
-------------------------
                                   THREE MONTHS              SIX MONTHS
                                   ENDED JUNE 30            ENDED JUNE 30
--------------------------------------------------------------------------------
(IN MILLIONS)                   2006         2005         2006         2005
--------------------------------------------------------------------------------
Revenues                      $   99.5     $   90.0     $  187.0     $  172.2
Operating income                   1.2          3.6          3.6          5.7
Operating margin percent           1.2%         4.0%         1.9%         3.3%
================================================================================

GAS TECHNOLOGIES SEGMENT -                      THREE MONTHS      SIX MONTHS
SIGNIFICANT IMPACTS ON REVENUES                 ENDED JUNE 30    ENDED JUNE 30
--------------------------------------------------------------------------------
(IN MILLIONS)
--------------------------------------------------------------------------------
Revenues - 2005                                   $   90.0         $  172.2
Increased demand for certain valves and
   composite-wrapped cylinders.                        4.2              7.5
Increased demand for cryogenics equipment and
   industrial cylinders.                               2.9              7.6
Increased demand for propane tanks in the
   second quarter of 2006.                             2.2             (0.1)
Other                                                  0.2             (0.2)
--------------------------------------------------------------------------------
Revenues - 2006                                   $   99.5         $  187.0
================================================================================

GAS TECHNOLOGIES SEGMENT - SIGNIFICANT IMPACTS ON OPERATING INCOME:

o Operational improvements and the effect of increased sales were offset by increased brass and insurance costs in the valves business in the second quarter and first six months of 2006 compared with the second quarter and first six months of 2005. A strategic action plan has been implemented to improve the results of the valves business. Cost savings as a result of this plan helped decrease the impact of significantly increased brass costs. This plan is further discussed in the Outlook, Trends and Strategies section.
o The international businesses, principally in Europe and, to a lesser extent, Asia, contributed to the improved performance of the cryogenics business during the second quarter and first six months of 2006 compared with the second quarter and first six months of 2005.
o Despite higher demand for industrial cylinders, operating income decreased due mainly to the effect of equipment repairs and maintenance, product mix and higher energy-related costs.
o Despite increased demand for propane tanks in the second quarter of 2006, operating income decreased due to increased commodity and insurance costs. The negative effect of these items was partially offset by favorable product mix and process improvement initiatives.
o Slightly lower operating income in the second quarter and first six months of 2006 for composite-wrapped cylinders was due to unfavorable product mix and higher raw material costs for aluminum and carbon fiber.
o The impact of foreign currency translation in the second quarter and first six months of 2006 did not have a material impact on operating income for this Segment when compared with the second quarter and first six months of 2005.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


ENGINEERED PRODUCTS AND SERVICES ("ALL OTHER") CATEGORY:

                                   THREE MONTHS              SIX MONTHS
                                   ENDED JUNE 30            ENDED JUNE 30
--------------------------------------------------------------------------------
(IN MILLIONS)                   2006         2005         2006         2005
--------------------------------------------------------------------------------
Revenues                      $  152.1     $  128.2     $  282.1     $  233.9
Operating income                  22.0         18.3         37.4         27.3
Operating margin percent          14.5%        14.3%        13.3%        11.7%
================================================================================

ENGINEERED PRODUCTS & SERVICES ("ALL OTHER")    THREE MONTHS      SIX MONTHS
CATEGORY - SIGNIFICANT IMPACTS ON REVENUES      ENDED JUNE 30    ENDED JUNE 30
--------------------------------------------------------------------------------
(IN MILLIONS)
--------------------------------------------------------------------------------
Revenues - 2005                                   $  128.2         $  233.9
Air-cooled heat exchangers                            10.1             21.8
Railway track maintenance services and equipment       9.0             17.0
Industrial grating products                            2.5              3.9
Boiler and process equipment                           1.2              2.5
Roofing granules and abrasives                         1.2              3.7
Impact of foreign currency translation                (0.3)            (0.8)
Other                                                  0.2              0.1
--------------------------------------------------------------------------------
Revenues - 2006                                   $  152.1         $  282.1
================================================================================

ENGINEERED PRODUCTS AND SERVICES ("ALL OTHER") CATEGORY - SIGNIFICANT IMPACTS ON OPERATING INCOME:

o Operating income for the air-cooled heat exchangers business improved in the second quarter and first six months of 2006 due to increased volume resulting from an improved natural gas market.
o Higher operating income in the second quarter and first six months of 2006, in comparison with the same periods last year, for the railway track maintenance services and equipment business was due principally to increased repair parts and rail equipment sales. This was partially offset by reduced contract services income due to higher maintenance and start-up costs as well as downtime for certain machines.
o Increased second quarter and first six months 2006 operating income for the industrial grating products business was due principally to higher volume and an improved product mix.
o The boiler and process equipment business delivered improved second quarter and first six months 2006 results due to improved revenues from the new-generation Mach boilers, Thermific boilers and process equipment.
o Strong demand for roofing granules and abrasives again resulted in profitable results for that business in the second quarter and first six months of 2006. However, these results were negatively impacted by increased energy costs in 2006 which reduced operating margins.
o The impact of foreign currency translation in the second quarter and first six months of 2006 did not have a material impact on operating income for this Category when compared with the second quarter and first six months of 2005.


OUTLOOK, TRENDS AND STRATEGIES
Looking to the remainder of 2006 and beyond, the following significant items, trends and strategies are expected to affect the Company:

Company Wide:
-------------

o The Company will continue its focus on expanding the industrial services businesses, with a particular emphasis on growing the Mill Services Segment and the Access Services Segment through the provision of additional services to existing customers, new contracts in both mature and emerging markets and strategic acquisitions. Additionally, new higher-margin service opportunities in railway services will be pursued.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


o The Company will continue to invest in strategic acquisitions and growth capital investments; however, management will be very selective with the capital investments choosing those with the highest economic value added.
o The armed hostilities in the Middle East could have a significant effect on the Company's operations in the region. The potential impact of this risk is currently unknown. This exposure is further discussed in Part II, Item 1A, "Risk Factors."
o A greater focus on corporate-wide expansion into China and other emerging economies (e.g., Brazil, India, etc.) is expected in 2006 and beyond. More specifically, within the next three to five years, a focused strategy of the Company will be to approximately double the presence in the Latin American, Asia Pacific, Middle East and Africa, and Eastern European markets to approximately 30% of total revenues.
o The continued growth of the Chinese steel industry, as well as other Asian emerging economies, could impact the Company in several ways. Increased steel mill production in China, and in other Asian countries, may provide additional service opportunities for the Mill Services Segment. However, increased Asian steel exports could result in lower steel production in other parts of the world, affecting the Company's customer base. Additionally, continued increased Chinese economic activity may result in increased commodity costs in the future, which may adversely affect the Company's manufacturing businesses. The potential impact of these risks is currently unknown.
o Increases in energy and commodity costs (e.g., natural gas, steel, brass, aluminum, etc.) and worldwide demand for these commodities could have an adverse effect on the Company's raw material costs and ability to obtain the necessary raw materials. Fuel and energy costs increased approximately $10 million in the first six months of 2006 compared with the first six months of 2005 (excluding increased costs due to acquisitions). Should cost increases continue, it could result in reduced operating income for certain products to the extent that such costs cannot be passed on to customers. The effect of the Middle East armed hostilities on the cost of fuel and commodities is currently unknown, but it could have a significant effect. Regardless, commodity costs are still anticipated to increase in the second half of 2006. The potential impact of this risk is currently unknown.
o Foreign currency translation had an overall unfavorable impact on the Company's sales during the first six months of 2006 compared with the first six months of 2005, but a positive effect on operating income. As the U.S. dollar strengthens, particularly in relationship to the euro or British pound sterling, the impact on the Company would generally be negative in terms of reduced sales, income and Stockholders' equity.
o An internal target of $400 million in net cash provided by operating activities has been established for 2006. Currently, this target is expected to be achieved, helping to support the Company's growth initiatives.
o Controllable cost reductions and continuous process improvement initiatives across the Company are targeted to further enhance margins for most businesses. These initiatives include improved supply chain management; additional outsourcing in the manufacturing businesses; and an added emphasis on corporate-wide procurement initiatives. The Company will use its increased size and leverage due to recent acquisitions to reduce vendor costs and focus on additional opportunities for cost reductions via procurement in low-cost countries such as China and India.
o Total pension expense (defined benefit, defined contribution and multi-employer) for 2006 is expected to approximate or be slightly higher than the 2005 level. In the U.K., defined benefit pension expense is expected to decline in 2006 due to the significant level of cash contributions, including voluntary cash contributions (approximately $16.9 million during 2005), to the defined benefit pension plan as well as the improved 2005 performance of the plan's assets. Domestically, the majority of the twenty-year amortization of the transition asset (from the initial implementation of SFAS No. 87 in 1986) has ceased during 2006. By itself, the elimination of this benefit is projected to increase domestic defined-benefit pension expense by approximately $1.0 million when compared with 2005. The Company's pension task force continues to evaluate alternative strategies to further mitigate overall pension expense, including the on-going evaluation of investment fund managers' performance; the balancing of plan assets and liabilities; the risk assessment of all multi-employer pension plans; the possible merger of certain plans; the consideration of incremental cash contributions to certain plans; and other changes that should mitigate future volatility and expense. On a comparative basis, total pension expense in the first six months of 2006 was $1.8 million higher than the first six months of 2005.
o Changes in worldwide interest rates, particularly in the U.S. and Europe, could have a significant effect on the Company's overall interest expense, as currently approximately 47% of the Company's borrowings are at variable interest rates (in comparison to approximately 50% at December 31, 2005 and 16% at June 30, 2005).

Mill Services Segment:
----------------------

o To maintain pricing levels, a more disciplined steel industry has been adjusting production levels to bring inventories in-line with current demand. However, based on current market conditions and industry reports, the Company expects global steel production to remain stable in 2006, which would generally have a favorable effect on this Segment's revenues.
o The increased energy-related costs this Segment experienced during the first six months of 2006 are expected to persist through the remainder of 2006. In the first six months of 2006, these costs increased approximately $6 million

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


     compared with the first six months of 2005 (excluding increased costs due to acquisitions). Some of these costs were passed on to customers in the form of selling price increases. Given the volatility of such costs, the future effect on the Company cannot be quantified.
o The Company has been placing significant emphasis on improving operating margins of this Segment. Specific plans for 2006 include global procurement initiatives; process improvement programs; maintenance best practices programs; and execution of its reorganization plan.
o Further consolidation in the global steel industry is probable. Should transactions occur involving some of the steel industry's larger companies that are customers of the Company, it would result in an increase in concentration of credit risk for the Company. If a large customer were to experience financial difficulty, or file for bankruptcy protection, it could adversely impact the Company's income, cash flows and asset valuations. As part of its credit risk management practices, the Company is developing strategies to mitigate this increased concentration of credit risk.

Access Services Segment:
------------------------

o Both the international and domestic Access Services businesses are expected to show continued improvement during the remainder of 2006. Specifically, international and North American non-residential construction activity continued to improve in the first six months of 2006 and the overall market outlook remains positive. Various industry sources are currently forecasting continued growth for most non-residential construction markets served by this Segment during the remainder of 2006. Additionally, new product line additions should continue to benefit growth in North America.
o In October 2005, the U.K.-based Youngman light-access manufacturing unit was sold, which has eliminated the associated revenue. For the remainder of 2006, the revenue decrease will be offset by increased sales and income from the November 2005 Hunnebeck acquisition and the July 2006 Cleton acquisition, and through the further development of core activities. Additionally, the sale of the Youngman unit has allowed for greater focus on the more profitable rental business.

Gas Technologies Segment:
-------------------------

o Worldwide supply and demand for steel, aluminum and the availability of carbon fiber used to manufacture filament-wound composite cylinders could have adverse effects on future raw material costs and this Segment's ability to obtain the necessary raw materials. Additionally, the price of brass, a raw material used for the production of certain valves, continued to increase during the first six months of 2006. Should brass prices continue to increase during the remainder of 2006, this could result in reduced operating income for certain products to the extent that such costs cannot be passed on to customers.
o A comprehensive strategic plan to improve the performance of the valves business was developed during the fourth quarter of 2005 and is currently being executed. The plan includes the following: a new senior management team; development and marketing of new products; focus on an expanded international customer base; consolidating certain manufacturing processes; process improvements within the manufacturing operations including outsourcing; and optimization of the organizational structure of the business. Also, management is currently studying the possibility of rationalizing certain product lines. If the market conditions encountered during 2005 persist and raw material costs continue to increase, despite execution of the strategic action plan, the valuation of this business could be negatively impacted.
o The industrial cylinder and cryogenics equipment businesses are expected to show continued improved performance for the remainder of 2006.

Engineered Products and Services ("all other") Category:
--------------------------------------------------------

o International demand for the railway track maintenance services and equipment business' products and services has been strong and is expected to remain so in 2006. However, on a comparative basis, second-half 2006 sales are expected to be less than 2005 due to the shipment of several large machine orders in 2005. Despite this expected decrease in sales, operating income is expected to be higher in 2006 due to increased volume of higher-margin industrial services and manufacturing process improvements and efficiencies that are expected to improve margins on a long-term basis. Additionally, higher-margin international equipment sales will continue to be pursued by this business.
o The industrial grating business is expected to sustain improved operating income for the remainder of 2006.
o Worldwide supply and demand for steel could have an adverse impact on raw material costs and the ability to obtain the necessary raw materials for most businesses in this Category. The Company has implemented certain strategies and plans to help ensure continued product supply to our customers and mitigate the potentially negative impact rising steel prices could have on operating income.
o Consistent, sustained profitable results are expected from the roofing granules and abrasives business, although increased energy costs could continue to impact margins. This business is pursuing the use of more energy-efficient equipment to help mitigate the increased energy-related costs.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


o Due to an improving natural gas market and additional North American opportunities, demand for air-cooled heat exchangers is expected to remain strong for the remainder of 2006.


RESULTS OF OPERATIONS

----------------------------------------------------------------------------------------------------
                                                      THREE MONTHS                SIX MONTHS
(DOLLARS ARE IN MILLIONS, EXCEPT                      ENDED JUNE 30              ENDED JUNE 30
PER SHARE AND PERCENTAGES)                          2006        2005          2006          2005
----------------------------------------------------------------------------------------------------
Revenues from continuing operations               $  865.5    $  696.1    $  1,635.1    $  1,336.2
Cost of services and products sold                   641.6       526.3       1,220.6       1,020.0
Selling, general and administrative expenses         123.9        95.2         244.5         192.2
Other (income) expenses                                1.7        (0.6)          3.5           0.8
Operating income from continuing operations           97.6        74.5         165.0         121.8
Interest expense                                      14.6        10.4          28.7          20.9
Income tax expense from continuing operations         27.9        20.6          45.6          32.8
Net income                                            53.9        41.7          88.1          64.8
Diluted earnings per common share                     1.28        0.99          2.09          1.54
Consolidated effective income tax rate                33.2%       31.9%         33.0%         32.1%
----------------------------------------------------------------------------------------------------

COMPARATIVE ANALYSIS OF CONSOLIDATED RESULTS

REVENUES
Revenues for the second quarter of 2006 increased $169.4 million or 24% from the second quarter of 2005. Revenues for the first six months of 2006 increased $298.9 million or 22% from the first six months of 2005. These increases were attributable to the following significant items:

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

CHANGES IN REVENUES - 2006 VS. 2005                                                            SECOND QUARTER         SIX MONTHS
------------------------------------------------------------------------------------------------------------------------------------
(IN MILLIONS)
------------------------------------------------------------------------------------------------------------------------------------
Net effect of business acquisitions and divestitures in the Mill Services Segment
   ($56.2 million and $108.5 million, for the second quarter and six months, respectively) and the Access Services Segment ($41.9 million and $74.4 million
   for the second quarter and six months, respectively).                                        $      98.1          $     182.9
Net increased revenues in the Access Services Segment due principally to improved markets in North America and the strength of the international business,
   particularly in Europe (excluding the net effect of acquisitions and divestitures).                 20.2                 39.2
Net increased volume, new contracts and sales price changes in the Mill Services
   Segment (excluding acquisitions).                                                                   13.4                 25.3
Increased revenues of the air-cooled heat exchangers business due to an improved
   natural gas market.                                                                                 10.1                 21.8
Increased revenues in the railway track maintenance services and equipment business
   due to increased rail equipment sales and contract services.                                         9.0                 17.0
Net increased revenues in the Gas Technologies Segment due principally to increased demand for certain valves, industrial cylinders, cryogenics equipment and propane
   tanks (second quarter only).                                                                         9.2                 14.8
Increased revenues in the industrial grating products business due to improved volume.                  2.5                  3.9
Effect of negative foreign currency translation.                                                        4.4                (12.2)
Other (minor changes across the various units not already mentioned).                                   2.5                  6.2
------------------------------------------------------------------------------------------------------------------------------------
Total Change in Revenues - 2006 vs. 2005                                                        $     169.4          $     298.9
====================================================================================================================================

COST OF SERVICES AND PRODUCTS SOLD
Cost of services and products sold for the second quarter of 2006 increased $115.2 million, or 22%, from the second quarter of 2005, a lower rate than the 24% increase in revenues. Cost of services and products sold for the first six months of 2006 increased $200.6 million, or 20%, from the first six months of 2005, a lower rate than the 22% increase in revenues. These increases were attributable to the following significant items:

CHANGES IN COST OF SERVICES AND PRODUCTS SOLD - 2006 VS. 2005                                  SECOND QUARTER         SIX MONTHS
------------------------------------------------------------------------------------------------------------------------------------
(IN MILLIONS)
------------------------------------------------------------------------------------------------------------------------------------
Net effect of business acquisitions and divestitures.                                           $      64.9          $     124.2
Increased costs due to increased revenues (exclusive of the effect of foreign currency translation and business acquisitions and including the impact of
   increased commodity and energy costs included in selling prices).                                   49.3                 97.0
Effect of foreign currency translation.                                                                 3.5                 (8.2)
Other (due to product mix; cost controls; process improvements; volume-related efficiencies and minor changes across  the various units not already mentioned;
   partially offset by increased fuel and energy-related costs not recovered
   through selling prices).                                                                            (2.5)               (12.4)
------------------------------------------------------------------------------------------------------------------------------------
Total Change in Cost of Services and Products Sold - 2006 vs. 2005                              $     115.2          $     200.6
====================================================================================================================================

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative (SG&A) expenses for the second quarter of 2006 increased $28.7 million or 30% from the second quarter of 2005, a higher rate than the 24% increase in revenues. SG&A expenses for the first six months of 2006 increased $52.2 million or 27% from the first six months of 2005, a higher rate than the 22% increase in revenues. These higher relative percentage increases in SG&A expenses as compared with revenues were due principally to the net effect of acquisitions and divestitures and the nature of the businesses acquired. The increases in SG&A expenses were attributable to the following significant items:

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

CHANGES IN SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - 2006 VS. 2005                        SECOND QUARTER         SIX MONTHS
------------------------------------------------------------------------------------------------------------------------------------
(IN MILLIONS)
------------------------------------------------------------------------------------------------------------------------------------
Net effect of business acquisitions and divestitures.                                           $      17.5          $      34.5
Higher compensation expense due to salary increases, increased headcount and
   employee incentive plan costs due to improved performance.                                           5.3                  9.0
Increased commission expense due to increased revenues.                                                 1.6                  2.9
Increased professional fees.                                                                            1.4                  1.1
Effect of foreign currency translation.                                                                 0.5                 (2.7)
Other (including increased energy-related costs).                                                       2.4                  7.4
------------------------------------------------------------------------------------------------------------------------------------
Total Change in Selling, General and Administrative
      Expenses - 2006 vs. 2005                                                                  $      28.7          $      52.2
====================================================================================================================================

OTHER (INCOME) EXPENSES
This income statement classification includes impaired asset write-downs, employee termination benefit costs and costs to exit activities, offset by net gains on the disposal of non-core assets. Net Other expenses were $1.7 million in the second quarter of 2006, compared with income of $0.6 million in the comparable 2005 period. Net Other expenses were $3.5 million in the first six months of 2006, compared with $0.8 million in the first six months of 2005. These increases in net expenses were attributable to the following significant items:

CHANGES IN OTHER (INCOME) EXPENSES - 2006 VS. 2005                                             SECOND QUARTER         SIX MONTHS
------------------------------------------------------------------------------------------------------------------------------------
(IN MILLIONS)
------------------------------------------------------------------------------------------------------------------------------------
Decrease in net gains on the disposal of non-core assets.                                       $       2.3          $       2.3
Increase in other expenses due principally to certain contract termination
   costs in the second quarter of 2006.                                                                 0.4                  0.7
Increase in costs to exit activities.                                                                   -                    0.5
Decrease in employee termination benefit costs.                                                        (0.4)                (0.8)
------------------------------------------------------------------------------------------------------------------------------------
Total Change in Other (Income) Expenses - 2006 vs. 2005                                         $       2.3          $       2.7
====================================================================================================================================

INTEREST EXPENSE
Interest expense for the second quarter of 2006 increased $4.2 million or 40% from the second quarter of 2005. For the first six months of 2006 Interest expense increased $7.8 million or 38% from the first six months of 2005. These increases were principally due to increased borrowings to finance business acquisitions made in the fourth quarter of 2005.

INCOME TAX EXPENSE FROM CONTINUING OPERATIONS
The increase in income tax expense from continuing operations for the second quarter and first six months of 2006 of $7.3 million or 35% and $12.8 million or 39%, respectively, was primarily due to increased earnings from continuing operations. The effective income tax rates of 33.2% and 33.0% for the second quarter and first six months of 2006, respectively, compared with 31.9% and 32.1% for the second quarter and first six months of 2005, respectively.

NET INCOME AND EARNINGS PER SHARE
Net income of $53.9 million and diluted earnings per share of $1.28 in the second quarter of 2006 exceeded the second quarter of 2005 by $12.1 million and $0.29, respectively. Net income of $88.1 million and diluted earnings per share of $2.09 in the first six months of 2006 exceeded the first six months of 2005 by $23.3 million and $0.55, respectively. These increases are primarily due to strong demand for most of the Company's services and products and the net effect of business acquisitions and divestitures.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW
Building on 2005's record cash provided by operations of $315.3 million, the Company continued its momentum by achieving a record $184.3 million in operating cash in the first six months of 2006, 37% higher than the $134.5 million in the first six months of 2005. This significant source of cash in the first six months of 2006 enabled the Company to invest $166.8 million in capital expenditures (over 46% of which were for revenue-growth projects), in addition to paying $27.2 million in stockholder dividends.

The Company's management reaffirms its previously stated strategic objectives for 2006 that include generating $400 million in net cash provided by operating activities. The Company has also targeted a minimum of $100 million of discretionary cash flows for debt reduction; however, the amount of debt reduction will be affected by the timing of growth initiatives (including acquisitions) and the amount of asset sales. The Company's net cash borrowings decreased $42.1 million in the first six months of 2006. Balance sheet debt, which is affected by foreign currency translation rates, decreased slightly from December 31, 2005 to $1 billion. However, for the same period, the debt to total capital ratio declined from 50.4% to 47.8%.

The Company's strategy remains to redeploy excess or discretionary cash in new long-term, high renewal-rate services contracts for the Mill Services business; for growth in the Access Services; for sensible bolt-on acquisitions in the industrial services businesses and, to a lesser extent, railway track maintenance services businesses. The Company also forsees continuing its long and consistent history of paying dividends to stockholders.

The Company also intends to focus on improved working capital management. Specifically, accounts receivable in the Access Services Segment and inventory levels in the manufacturing businesses will continue to be scrutinized and challenged to improve the Company's use of funds.

SOURCES AND USES OF CASH
The Company's principal sources of liquidity are cash from operations and short-term borrowings under its various credit agreements, augmented periodically by cash proceeds from asset sales. The primary drivers of the Company's cash flow from operations are the Company's sales and income, particularly in the services businesses. The Company's long-term Mill Services contracts provide predictable cash flows for several years into the future. (See "Certainty of Cash Flows" section for additional information on estimated future revenues of Mill Services contracts and order backlogs for the Company's manufacturing businesses and railway track maintenance services and equipment business). Cash returns on capital investments made in prior years, for which no cash is currently required, are a significant source of operating cash. Depreciation expense related to these investments is a non-cash charge. The Company also continues to maintain working capital at a manageable level based upon the requirements and seasonality of the businesses.

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


RESOURCES AVAILABLE FOR CASH REQUIREMENTS - The Company has various credit facilities and commercial paper programs available for use throughout the world. The following table illustrates the amounts outstanding under credit facilities and commercial paper programs and available credit at June 30, 2006.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


SUMMARY OF CREDIT FACILITIES AND
COMMERCIAL PAPER PROGRAMS                       AS OF JUNE 30, 2006
--------------------------------------------------------------------------------
                                      FACILITY      OUTSTANDING      AVAILABLE
(IN MILLIONS)                           LIMIT         BALANCE         CREDIT
--------------------------------------------------------------------------------

U.S. commercial paper program       $   550.0(a)    $   264.7       $   285.3

Euro commercial paper program           252.9           184.6            68.3

Revolving credit facility (b)           450.0             -             450.0

Supplemental credit facility (b)        100.0             -             100.0

Bilateral credit facility (c)            50.0             -              50.0
--------------------------------------------------------------------------------
TOTALS AT JUNE 30, 2006             $ 1,402.9       $   449.3       $   953.6(d)
================================================================================

(a)  Increased from $400 million to $550 million in June 2006.
(b)  U.S.-based program
(c)  International-based program
(d) Although the Company has significant available credit, it is the Company's policy to limit aggregate commercial paper and credit facility borrowings at any one time to a maximum of $600 million.

For more information on the Company's credit facilities, see Note 6, "Debt and Credit Agreements," to the Company's Form 10-K for the year ended December 31, 2005.

CREDIT RATINGS AND OUTLOOK - The following table summarizes the Company's debt ratings at June 30, 2006:
                                                      U.S.-BASED
                                LONG-TERM NOTES    COMMERCIAL PAPER    OUTLOOK
     ---------------------------------------------------------------------------

     Standard & Poor's (S&P)          A-                  A-2           Stable
     Moody's                          A3                  P-2           Stable
     Fitch                            A-                  F2            Stable
     ---------------------------------------------------------------------------

The Company's euro-based commercial paper program has not been rated since the euro market does not require it. In June 2006, S&P reaffirmed its A- and A-2 ratings for the Company's long-term notes and U.S. commercial paper, respectively, and its stable outlook. In January 2006, Fitch reaffirmed its A-and F2 ratings for the Company's long-term notes and U.S. commercial paper, respectively, and its stable outlook. Moody's reaffirmed their ratings for the Company in December 2005. A downgrade to the Company's credit ratings would probably increase the costs to the Company to borrow funds. An improvement in the Company's credit ratings would probably decrease the costs to the Company to borrow funds.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


WORKING CAPITAL POSITION - Changes in the Company's working capital are reflected in the following table:

(DOLLARS ARE IN MILLIONS)                 JUNE 30     DECEMBER 31     INCREASE
                                            2006          2005       (DECREASE)
--------------------------------------------------------------------------------
CURRENT ASSETS
   Cash and cash equivalents             $    88.3     $   120.9    $   (32.6)
   Accounts receivable, net                  706.4         666.3         40.1
   Inventories                               269.9         251.1         18.8
   Other current assets                       63.0          60.4          2.6
   Assets held-for-sale                        2.8           2.3          0.5
--------------------------------------------------------------------------------
         Total current assets              1,130.3(a)    1,101.0         29.3(a)
--------------------------------------------------------------------------------

CURRENT LIABILITIES
   Notes payable and current maturities       75.8         104.0        (28.2)
   Accounts payable                          251.8         247.2          4.6
   Accrued compensation                       71.3          75.7         (4.4)
   Income taxes payable                       42.8          42.3          0.5
   Other current liabilities                 305.5         279.2         26.3
--------------------------------------------------------------------------------
         Total current liabilities           747.2         748.4         (1.2)
--------------------------------------------------------------------------------

WORKING CAPITAL                          $   383.1     $   352.6    $    30.5
--------------------------------------------------------------------------------

CURRENT RATIO                               1.5:1          1.5:1
================================================================================

(a)  Does not total due to rounding

Working capital increased approximately 9% in the first six months of 2006 due principally to the following factors:

o Cash decreased by $32.6 million due to payments made to reduce the Company's net cash borrowings.

o Net receivables increased by $40.1 million due principally to increases in receivables in the Mill Services and Access Services Segments which were largely due to higher sales and foreign currency translation as a result of the strengthening of the euro and the British pound sterling in relation to the U.S. dollar. Partially offsetting these increases was the timing of cash collections of receivables in the railway equipment business.

o Inventories increased $18.8 million from December 31, 2005 due to the following factors:

     - Increased raw materials, finished goods and work-in-process inventories in the Gas Technologies Segment due to higher material costs and to meet expected customer demand in 2006.

     - Increased finished goods and raw materials in the Engineered Products and Services Category due to higher material costs and to meet expected customer demand in 2006.

     - Increased finished goods in the international Access Services business to meet expected customer demand in 2006.

o Notes payable and current maturities decreased $28.2 million based on the timing of payments.

o Other current liabilities increased $26.3 million principally due to accrued interest on the Company's borrowings.

CERTAINTY OF CASH FLOWS - The certainty of the Company's future cash flows is underpinned by the long-term nature of the Company's mill services contracts. At December 31, 2005, the Company's mill services contracts had estimated future revenues of $4.3 billion. In addition, as of June 30, 2006, the Company had an order backlog of $322.9 million for its manufacturing businesses and railway track maintenance services. This compares with $275.8 million at December 31, 2005 and $269.1 million at June 30, 2005. The increase from December 31, 2005 is due principally to increased demand for certain products within the Gas Technologies Segment and industrial grating and heat exchangers within the Engineered Products and Services ("all other") Category. The railway track maintenance services and equipment

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


business backlog includes a significant portion that will not be realized until 2007 and later due to the long lead time necessary to build certain equipment, and the long-term nature of certain service contracts. Backlog for scaffolding, shoring and forming services and for roofing granules and slag abrasives is not included in the total backlog because it is generally not quantifiable, due to the nature of the products and services provided.

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

CASH FLOW SUMMARY
The Company's cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

     SUMMARIZED CASH FLOW INFORMATION
     ---------------------------------------------------------------------------
                                                         SIX MONTHS ENDED
                                                              JUNE 30
     (IN MILLIONS)                                     2006             2005
     ---------------------------------------------------------------------------
     Net cash provided by (used in):
        Operating activities                        $   184.3        $   134.5
        Investing activities                           (161.7)          (129.4)
        Financing activities                            (62.1)             8.6
        Effect of exchange rate changes on cash           6.9             (8.2)
     ---------------------------------------------------------------------------
        Net change in cash and cash equivalents     $   (32.7)(a)    $     5.5
     ===========================================================================

     (a)  Does not total due to rounding

CASH FROM OPERATING ACTIVITIES - Net cash provided by operating activities in the first six months of 2006 was $184.3 million, an increase of $49.8 million from the first six months of 2005. The increased cash from operations was a result of the following factors:

     o Increased net income in the first six months of 2006 compared with the first six months of 2005.

     o The use of cash for net inventories in the first six months of 2006 was significantly less than the use of cash for net inventories for the comparable period in 2005. This was due principally to the timing of inventory purchases in the Access Services Segment and production in the Gas Technologies Segment and the railway track maintenance services and equipment business.

CASH USED IN INVESTING ACTIVITIES - Capital investments for the first six months of 2006 were $166.8 million. This was an increase of $31.0 million over the first six months of 2005. Over 46% of the investments were for projects intended to grow future revenues. Investments were made predominantly in the industrial services businesses, with 47% in the Mill Services Segment and 37% in the Access Services Segment. Throughout the remainder of 2006, the Company plans to continue to invest in high-return projects and bolt-on acquisitions, principally in the industrial services businesses.

CASH USED IN FINANCING ACTIVITIES - The following table summarizes the Company's debt and capital positions at June 30, 2006 and December 31, 2005.

                                                     JUNE 30        DECEMBER 31
     (DOLLARS ARE IN MILLIONS)                         2006             2005
     ---------------------------------------------------------------------------
     Notes Payable and Current Maturities           $    75.8       $   104.0
     Long-term Debt                                     931.3           905.9
     ---------------------------------------------------------------------------
     Total Debt                                       1,007.1         1,009.9
     Total Equity                                     1,099.1           993.9
     ---------------------------------------------------------------------------
     Total Capital                                  $ 2,106.2       $ 2,003.9(a)

     Total Debt to Total Capital                         47.8%           50.4%
     ===========================================================================

     (a)  Does not total due to rounding

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


The Company's debt as a percent of total capital as of June 30, 2006 decreased from December 31, 2005. Overall debt decreased due to payments made to reduce the Company's net borrowings, which was partially offset by increases in foreign currency-denominated debt due to foreign currency translation resulting from the weakening of the U.S. dollar in comparison with the euro and the British pound sterling. Additionally, total equity increased due principally to increased net income for the six months ended June 30, 2006, positive foreign currency translation, and to a lesser extent, increases in additional paid-in capital from stock option exercises.

DEBT COVENANTS
The Company's credit facilities and certain notes payable agreements contain covenants requiring a minimum net worth of $475 million and a maximum debt to capital ratio of 60%. Based on balances at June 30, 2006, the Company could increase borrowings by approximately $641.7 million and still be within its debt covenants. Alternatively, keeping all other factors constant, the Company's equity could decrease by approximately $427.8 million and the Company would still be within its covenants. The Company's 7.25% British pound sterling-denominated notes due October 27, 2010 also include a covenant that permits the note holders to redeem their notes, at par, in the event of a change of control of the Company. The Company expects to be compliant with these debt covenants one year from now.

CASH AND VALUE-BASED MANAGEMENT
The Company plans to continue with its strategy of selective investing for strategic purposes for the foreseeable future. The goal of this strategy is to improve the Company's Economic Value Added (EVA(R)) under the program that commenced January 1, 2002. Under this program, the Company evaluates strategic investments based upon the investment's economic profit. EVA equals after-tax operating profits less a charge for the use of the capital employed to create those profits (only the service cost portion of pension expense is included for EVA purposes). Therefore, value is created when a project or initiative produces a return above the cost of capital. Consistent with the second quarter 2006 results, meaningful improvement in EVA was achieved compared with the prior year second quarter.

The Company is committed to continue paying dividends to stockholders. The Company has increased the dividend rate for twelve consecutive years, and in May 2006, the Company paid its 224th consecutive quarterly cash dividend. In June 2006, the Company declared its 225th consecutive quarterly cash dividend. The Company also plans to pay down debt to the extent possible. Additionally, the Company has authorization to repurchase up to one million of its shares through January 1, 2007.

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


ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

The Company's management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of June 30, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective. There have been no significant changes in internal controls over financial reporting that could materially affect, or are likely to materially affect, internal control over financial reporting during the second quarter of 2006.

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

In addition to the economic issues that directly affect the Company's businesses, changes in the performance of equity and bond markets, particularly in the United Kingdom and the United States, impact actuarial assumptions used in determining annual pension expense, pension liabilities and the valuation of the assets in the Company's defined benefit pension plans. The downturn in financial markets during 2000, 2001 and 2002 negatively impacted the Company's pension expense and the accounting for pension assets and liabilities. This resulted in an increase in pre-tax defined benefit pension expense from continuing operations of approximately $20.8 million for calendar year 2002 compared with 2001 and $17.7 million for calendar year 2003 compared with 2002. The upturn in certain financial markets beginning in 2003 and certain plan design changes (discussed below) contributed to a decrease in pre-tax defined benefit pension expense from continuing operations of approximately $3.8 million for 2005 compared with 2004, and approximately $5.4 million for 2004 compared with 2003. Additionally, defined benefit pension expense declined $0.6 million for the first six

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION


months of 2006 compared with the first six months of 2005. An upward trend in capital markets would likely result in a decrease in future unfunded obligations and pension expense. This could also result in an increase to Stockholders' Equity and a decrease in the Company's statutory funding requirements. If the financial markets deteriorate, it would most likely have a negative impact on the Company's pension expense and the accounting for pension assets and liabilities. This could result in a decrease to Stockholders' Equity and an increase in the Company's statutory funding requirements.

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

The Company has operations in several countries in the Middle East, including Bahrain, Egypt, Saudi Arabia, United Arab Emirates and Qatar, which are geographically close to Iraq, Israel, Lebanon and other countries with a continued high risk of armed hostilities. During the first six months of 2006, 2005 and 2004, these countries contributed approximately $17.9 million, $15.3 million and $10.9 million, respectively, to the Company's operating income. Additionally, the Company has operations in and sales to countries that have encountered outbreaks of communicable diseases (e.g., Acquired Immune Deficiency Syndrome (AIDS) and others). Should these outbreaks worsen or spread to other countries, the Company may be negatively impacted through reduced sales to and within those countries and other countries impacted by such diseases.

EXCHANGE RATE FLUCTUATIONS MAY ADVERSELY IMPACT THE COMPANY'S BUSINESS.

Fluctuations in foreign exchange rates between the U.S. dollar and the approximately 40 other currencies in which the Company conducts business may adversely impact the Company's operating income and income from continuing operations in any given fiscal period. Approximately 62% and 60% of the Company's sales and approximately 75% and 72% of the Company's operating income from continuing operations for the six months ended June 30, 2006 and 2005, respectively, were derived from operations outside the United States. More specifically, during the six months ended June 30, 2006 and 2005, approximately 20% and 21%, respectively, of the Company's revenues were derived from operations in the U.K. Additionally, approximately 22% and 18% of the Company's revenues were derived from operations with the euro as their functional currency during the six months ended June 30, 2006 and June 30, 2005, respectively. Given the structure of the Company's revenues and expenses, an increase in the value of the U.S. dollar relative to the foreign currencies in which the Company earns its revenues generally has a negative impact on operating income, whereas a decrease in the value of the U.S. dollar tends to have the opposite effect. The Company's principal foreign currency exposures are to the British pound sterling and the euro, and the exposure to these currencies, as well as other foreign currencies, has increased in 2006 due to the acquisitions of Hunnebeck and the Northern Hemisphere mill services operations of Brambles Industrial Services ("BISNH") in the fourth quarter of 2005.

Compared with the corresponding period in 2005, the average values of major currencies changed as follows in relation to the U.S. dollar during the second quarter of 2006, impacting the Company's sales and income:

     o     British pound sterling                   Weakened by less than 1%
     o     euro                                     Strengthened by 2%
     o     South African rand                       Weakened by 3%
     o     Brazilian real                           Strengthened by 9%
     o     Australian dollar                        Weakened by 2%

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION


Compared with exchange rates at December 31, 2005, the values of major currencies changed as follows as of June 30, 2006:

     o     British pound sterling                   Strengthened by 6%
     o     euro                                     Strengthened by 6%
     o     South African rand                       Weakened by 13%
     o     Brazilian real                           Strengthened by 7%
     o     Australian dollar                        Strengthened by 1%

The Company's foreign currency exposures increase the risk of income statement, balance sheet and cash flow volatility. If the above currencies change materially in relation to the U.S. dollar, the Company's financial position, results of operations, or cash flows may be materially affected.

To illustrate the effect of foreign currency exchange rate changes in certain key markets of the Company, in the first six months of 2006, revenues would have been approximately 0.7% or $12.2 million higher while operating income would have been approximately 0.9% or $0.81 million lower if the average exchange rates for the first six months of 2005 were utilized. A similar comparison for the first six months of 2005 would have decreased revenues approximately 2% or $29.6 million while operating income would have been approximately 2% or $2.9 million less if the average exchange rates would have remained the same as the first six months of 2004.

Currency changes result in assets and liabilities denominated in local currencies being translated into U.S. dollars at different amounts than at the prior period end. These currency changes resulted in increased net assets of $41.4 million and decreased net assets of $45.8 million, at June 30, 2006 and 2005, respectively, when compared with December 31, 2005 and 2004, respectively.

The Company seeks to reduce exposures to foreign currency transaction fluctuations through the use of forward exchange contracts. At June 30, 2006, the notional amount of these contracts was $122.8 million, and over 98% will mature in the third quarter of 2006. The Company does not hold or issue financial instruments for trading purposes, and it is the Company's policy to prohibit the use of derivatives for speculative purposes.

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

o The Company's Mill Services business is sustained mainly through contract renewals. Historically, the Company's contract renewal rate has averaged approximately 95%. If the Company is unable to renew its contracts at the historical rates or renewals are at reduced prices, revenue may decline.
o The Company's Access Services business rents and sells equipment and provides erection and dismantling services to principally the non-residential construction and industrial plant maintenance markets. Contracts are awarded based upon the Company's engineering capabilities, product availability, safety record, and the ability to competitively price its rentals and services. Commencing in 2000, due to economic downturns in their home markets, certain international competitors exported significant quantities of rental equipment to the markets the Company serves, particularly the U.S. This resulted in an oversupply of certain equipment and a consequential reduction in product and rental pricing in the markets receiving the excess equipment. The effect of these actions was mitigated, to some extent, in 2005 and the first six months of 2006 due to a buoyant U.S. non-residential construction market. However, if the Company is unable to consistently provide high-quality products and services at competitive prices, it may lose customers or operating margins may decline due to reduced selling prices.
o The Company's manufacturing businesses compete with companies that manufacture similar products both internationally and domestically. Certain international competitors export their products into the United States and sell them at lower prices due to lower labor costs and government subsidies for exports. Such practices may limit the prices the Company can charge for its products and services. Additionally, unfavorable foreign exchange rates can adversely impact the Company's ability to match the prices charged by international competitors. If the Company is unable to match the prices charged by international competitors, it may lose customers.

The Company's strategy to overcome this competition includes continuous process improvement and cost reduction programs, international customer focus and the diversification, streamlining and consolidation of operations.

INCREASED CUSTOMER CONCENTRATION AND CREDIT RISK IN THE MILL SERVICES SEGMENT MAY ADVERSELY AFFECT THE COMPANY'S FUTURE EARNINGS AND CASH FLOWS.

Concentrations of credit risk with respect to accounts receivable are generally limited due to the Company's large number of customers and their dispersion across different industries and geographies. However, the Company's Mill Services Segment has several large customers throughout the world with significant accounts receivable balances. In December 2005, the Company acquired BISNH. This acquisition has increased the Company's corresponding concentration of credit risk to customers in the steel industry.
 Additionally, further consolidation in the global steel industry is probable. Should transactions occur involving some of the steel industry's larger companies, which are customers of the Company, it would result in an increase in concentration of credit risk for the Company. If a large customer were to experience financial difficulty, or file for bankruptcy protection, it could adversely impact the Company's income, cash flows and asset valuations. As part of its credit risk management practices, the Company is developing strategies to mitigate this increased concentration of credit risk.

INCREASES IN ENERGY PRICES COULD INCREASE THE COMPANY'S OPERATING COSTS AND REDUCE ITS PROFITABILITY.

Worldwide political and economic conditions, extreme weather conditions, armed hostilities in oil-producing regions, among other factors, may result in an increase in the volatility of energy costs, both on a macro basis and for the Company specifically. In the first six months of 2006 and 2005, energy costs have approximated 4.2% and 3.8% of the Company's revenue, respectively. To the extent that such costs cannot be passed to customers in the future, operating income and results of operations may be adversely affected.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION


INCREASES OR DECREASES IN PURCHASE PRICES OR AVAILABILITY OF STEEL OR OTHER MATERIALS AND COMMODITIES MAY AFFECT THE COMPANY'S PROFITABILITY.

The profitability of the Company's manufactured products is affected by changing purchase prices of steel and other materials and commodities. Beginning in 2004, the price paid for steel and certain other commodities increased significantly compared with prior years. Although these costs moderated in 2005, the current outlook for 2006 indicates that there will be increases in the prices of such commodities. If raw material costs associated with the Company's manufactured products increase and the costs cannot be passed on to the Company's customers, operating income would be adversely affected. Additionally, decreased availability of steel or other materials, such as carbon fiber used to manufacture filament-wound composite cylinders, could affect the Company's ability to produce manufactured products in a timely manner. If the Company cannot obtain the necessary raw materials for its manufactured products, then revenues, operating income and cash flows will be adversely affected.

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

The Company is currently involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites under the federal "Superfund" law. At several sites, the Company is currently conducting environmental remediation, and it is probable that the Company will agree to make payments toward funding certain other of these remediation activities. It also is possible that some of these matters will be decided unfavorably to the Company and that other sites requiring remediation will be identified. Each of these matters is subject to various uncertainties and financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Company has evaluated its potential liability and the Consolidated Balance Sheets for June 30, 2006 and December 31, 2005 include an accrual of $3.1 million and $2.8 million for environmental matters, respectively. The amounts charged against pre-tax earnings related to environmental matters totaled $0.5 million for the six months ended June 30, 2006 and 2005. The liability for future remediation costs is evaluated on a quarterly basis. Actual costs to be incurred at identified sites in future periods may be greater than the estimates, given inherent uncertainties in evaluating environmental exposures.

RESTRICTIONS IMPOSED BY THE COMPANY'S CREDIT FACILITIES AND OUTSTANDING NOTES MAY LIMIT THE COMPANY'S ABILITY TO OBTAIN ADDITIONAL FINANCING OR TO PURSUE BUSINESS OPPORTUNITIES.

The Company's credit facilities and certain notes payable agreements contain a covenant requiring a maximum debt to capital ratio of 60%. In addition, certain notes payable agreements also contain a covenant requiring a minimum net worth of $475 million. These covenants limit the amount of debt the Company may incur, which could limit its ability to obtain additional financing or to pursue business opportunities. In addition, the Company's ability to comply with these ratios may be affected by events beyond its control. A breach of any of these covenants or the inability to comply with the required financial ratios could result in a default under these credit facilities. In the event of any default under these credit facilities, the lenders under those facilities could elect to declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be due and payable, which would cause an event of default under the notes. This could, in turn, trigger an event of default under the cross-default provisions of the Company's other outstanding indebtedness. At June 30, 2006, the Company was in compliance with a debt to capital ratio of 47.8% and a net worth of $1,099.1 million. The company had $368.9 million in outstanding indebtedness containing these covenants at June 30, 2006.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION


HIGHER THAN EXPECTED CLAIMS UNDER INSURANCE POLICIES, UNDER WHICH THE COMPANY RETAINS A PORTION OF RISK, COULD ADVERSELY IMPACT RESULTS OF OPERATIONS AND CASH FLOWS.

The Company retains a significant portion of the risk for property, workers' compensation, U.K. employers' liability, automobile, general and product liability losses. Reserves have been recorded which reflect the undiscounted estimated liabilities for ultimate losses including claims incurred but not reported. Inherent in these estimates are assumptions that are based on the Company's history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends. At June 30, 2006 and December 31, 2005, the Company had recorded liabilities of $102.1 million and $102.3 million, respectively, related to both asserted and unasserted insurance claims. Included in the balances at June 30, 2006 and December 31, 2005 were $19.5 million and $25.2 million, respectively, of recognized liabilities covered by insurance carriers. If actual claims are higher than those projected by management, an increase to the Company's insurance reserves may be required and would be recorded as a charge to income in the period the need for the change was determined. Conversely, if actual claims are lower than those projected by management, a decrease to the Company's insurance reserves may be required and would be recorded as a reduction to expense in the period the need for the change was determined.

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

HISTORICAL REVENUE PATTERNS
(IN MILLIONS)                                 2006           2005           2004           2003           2002           2001
------------------------------------------------------------------------------------------------------------------------------------
First Quarter Ended
March 31                                  $    769.6     $    640.1     $    556.3     $    487.9     $    458.6     $    505.0

Second Quarter Ended June 30                   865.5          696.1          617.6          536.4          510.3          510.1

Third Quarter Ended September 30                 -            697.5          617.3          530.2          510.5          510.3

Fourth Quarter Ended December 31                 -            732.5          710.9          564.0          497.3          499.7
------------------------------------------------------------------------------------------------------------------------------------
Totals                                    $      -       $  2,766.2     $  2,502.1     $  2,118.5     $  1,976.7     $  2,025.2(a)
====================================================================================================================================

(a) Does not total due to rounding.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION

HISTORICAL CASH PROVIDED BY OPERATIONS
(IN MILLIONS)                                2006            2005           2004           2003           2002           2001
------------------------------------------------------------------------------------------------------------------------------------
First Quarter Ended
March 31                                  $     69.8     $     48.1     $     32.4     $     31.2     $      9.0     $      2.6

Second Quarter Ended June 30                   114.2           86.3           64.6           59.2           71.4           65.1

Third Quarter Ended September 30                 --            98.1           68.9           64.1           83.3           66.1

Fourth Quarter Ended December 31                 --            82.7          104.6          108.4           90.1          106.9
------------------------------------------------------------------------------------------------------------------------------------
Totals                                    $      --      $    315.3(a)  $    270.5     $    262.8(a)  $    253.8     $    240.6(a)
====================================================================================================================================

(a) Does not total due to rounding.

THE COMPANY'S CASH FLOWS AND EARNINGS ARE SUBJECT TO CHANGES IN INTEREST RATES.

The Company's total debt as of June 30, 2006 was $1,007 million. Of this amount, approximately 47.4% had variable rates of interest and 52.6% had fixed rates of interest. The weighted average interest rate of total debt was approximately 5.6%. At current debt levels, a one-percentage increase/decrease in variable interest rates would increase/decrease interest expense by approximately $4.8 million per year.

The future financial impact on the Company associated with the above risks cannot be estimated.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------------------

(c). Issuer Purchases of Equity Securities

                                                                                                              MAXIMUM NUMBER OF
                                     TOTAL NUMBER OF   AVERAGE PRICE    TOTAL NUMBER OF SHARES PURCHASED       SHARES THAT MAY
                                          SHARES           PAID          AS PART OF PUBLICLY ANNOUNCED      YET BE PURCHASED UNDER
PERIOD                                   PURCHASED       PER SHARE                PLANS OR PROGRAMS         THE PLANS OR PROGRAMS
------------------------------------------------------------------------------------------------------------------------------------
April 1, 2006 - April 30, 2006               --              --                          --                        1,000,000
May 1, 2006 - May 31, 2006                   --              --                          --                        1,000,000
June 1, 2006 - June 30, 2006                 --              --                          --                        1,000,000
--------------------------------------------------------------------------------------------------------
Total                                        --              --                          --
--------------------------------------------------------------------------------------------------------

The Company's share repurchase program was extended by Board of Directors in November 2005. The program authorizes the repurchase of up to 1,000,000 shares of the Company's common stock and expires January 31, 2007.


ITEM 5. OTHER INFORMATION
-------------------------

DIVIDEND INFORMATION
--------------------

On June 20, 2006, the Board of Directors declared a quarterly cash dividend of $0.325 per share, payable August 15, 2006, to stockholders of record as of July 14, 2006.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION

10b5-1 Plan
-----------

The Chief Executive Officer (CEO) of the Company adopted in the First Quarter of 2006, a personal trading plan, as part of a long-term strategy for asset diversification and liquidity, in accordance with the Securities and Exchange Commission's Rule 10b5-1. Under the plan, which expired in July 2006, the CEO exercised, under pre-arranged terms, 100,000 options in open market transactions. All 100,000 shares have been sold under the trading plan.

The President and Chief Financial Officer (CFO) of the Company adopted in the First Quarter of 2006, a personal trading plan, as part of a long-term strategy for asset diversification and liquidity, in accordance with the Securities and Exchange Commission's Rule 10b5-1. Under the plan, which was to expire in August 2006, the President and CFO exercised, under pre-arranged terms, 28,000 options in open market transactions. As of July 20, 2006, all 28,000 shares have been sold under the trading plan.

Rule 10b5-1 allows officers and directors, at a time when they are not in possession of material non-public information, to adopt written plans to sell shares on a regular basis under pre-arranged terms, regardless of any subsequent non-public information they may receive. Exercises of stock options by the CEO or President and CFO pursuant to the terms of their respective plans will be disclosed publicly through Form 144 and Form 4 filings with the Securities and Exchange Commission.

ITEM 6. EXHIBITS

Listing of Exhibits filed with Form 10-Q:

Exhibit
Number     Data Required                                                Location
------     -------------                                                --------

31 (a)     Certification Pursuant to Rule 13a-14(a) and 15d-14(a),
           as Adopted Pursuant to Section 302 of the Sarbanes-Oxley
           Act of 2002                                                   Exhibit

31 (b)     Certification Pursuant to Rule 13a-14(a) and 15d-14(a),
           as Adopted Pursuant to Section 302 of the Sarbanes-Oxley
           Act of 2002                                                   Exhibit

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

                                              HARSCO CORPORATION
                                                 (Registrant)


DATE   August 7, 2006                         /S/ Salvatore D. Fazzolari
      -------------------                     -------------------------------
                                              Salvatore D. Fazzolari
                                              President, Chief Financial
                                              Officer and Treasurer

DATE   August 7, 2006                         /S/ Stephen J. Schnoor
      -------------------                     -------------------------------
                                              Stephen J. Schnoor
                                              Vice President and Controller