Form 10-Q
period 2006-09-30
HARSCO CORP
filed 2006-11-03
CIK 45876

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

                For the Quarterly Period Ended September 30, 2006

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

Large accelerated filer [X]    Accelerated filer [_]   Non-accelerated filer [_]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).     YES [_] NO [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  Class                       Outstanding at October 31, 2006
                  -----                       -------------------------------
Common stock, par value $1.25 per share                 42,013,540

================================================================================

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                            SEPTEMBER 30                      SEPTEMBER 30
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                               2006             2005             2006              2005
----------------------------------------------------------------------------------------------------------------------------------
REVENUES FROM CONTINUING OPERATIONS:
     Service sales                                                 $   650,522      $   472,183      $ 1,859,546       $ 1,440,543
     Product sales                                                     225,401          225,286          651,446           593,134
----------------------------------------------------------------------------------------------------------------------------------
        TOTAL REVENUES                                                 875,923          697,469        2,510,992         2,033,677
----------------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES FROM CONTINUING OPERATIONS:
     Cost of services sold                                             472,678          350,169        1,352,635         1,069,975
     Cost of products sold                                             173,285          182,477          513,939           482,633
     Selling, general and administrative expenses                      126,444           95,090          370,928           287,338
     Research and development expenses                                     732              620            2,142             1,991
     Other (income) expenses                                             2,592             (502)           6,138               347
----------------------------------------------------------------------------------------------------------------------------------
        TOTAL COSTS AND EXPENSES                                       775,731          627,854        2,245,782         1,842,284
----------------------------------------------------------------------------------------------------------------------------------

        OPERATING INCOME FROM CONTINUING OPERATIONS                    100,192           69,615          265,210           191,393

Equity in income (loss) of unconsolidated entities, net                     92              (29)             255                92
Interest income                                                            857              879            2,665             2,024
Interest expense                                                       (15,255)          (9,921)         (43,962)          (30,783)
----------------------------------------------------------------------------------------------------------------------------------

        INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
        AND MINORITY INTEREST                                           85,886           60,544          224,168           162,726

Income tax expense                                                     (28,276)         (18,624)         (73,857)          (51,380)
----------------------------------------------------------------------------------------------------------------------------------

        INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY
        INTEREST                                                        57,610           41,920          150,311           111,346

Minority interest in net income                                         (1,795)          (1,898)          (6,189)           (6,458)
----------------------------------------------------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS                                       55,815           40,022          144,122           104,888
----------------------------------------------------------------------------------------------------------------------------------

DISCONTINUED OPERATIONS:
     Loss from operations of discontinued business                         (15)            (111)            (294)             (452)
     Gain on disposal of discontinued business                              --               66               --               261
     Income/(loss) related to discontinued defense business                 (7)              (6)             (18)               26
     Income tax benefit                                                      8               19              117                62
----------------------------------------------------------------------------------------------------------------------------------
LOSS FROM DISCONTINUED OPERATIONS                                          (14)             (32)            (195)             (103)
----------------------------------------------------------------------------------------------------------------------------------
        NET INCOME                                                 $    55,801      $    39,990      $   143,927       $   104,785
==================================================================================================================================

Average shares of common stock outstanding                              42,010           41,693           41,932            41,603

Basic earnings per common share:

     Continuing operations                                         $      1.33      $      0.96      $      3.44       $      2.52

     Discontinued operations                                                --               --               --                --
----------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER COMMON SHARE                                    $      1.33      $      0.96      $      3.43(A)    $      2.52
==================================================================================================================================

Diluted average shares of common stock outstanding                      42,252           42,112           42,197            42,046

Diluted earnings per common share:
     Continuing operations                                         $      1.32      $      0.95      $      3.42       $      2.49
     Discontinued operations                                                --               --               --                --
----------------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE                                  $      1.32      $      0.95      $      3.41(A)    $      2.49
==================================================================================================================================
CASH DIVIDENDS DECLARED PER COMMON SHARE                           $     0.325      $      0.30      $     0.975       $      0.90
==================================================================================================================================

(a) Does not total due to rounding.

See accompanying notes to unaudited condensed consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                     SEPTEMBER 30   DECEMBER 31
(IN THOUSANDS)                                           2006         2005(A)
-------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                       $    99,533    $   120,929
     Accounts receivable, net                            754,808        666,252
     Inventories, net                                    284,780        251,080
     Other current assets                                 80,968         60,436
     Assets held-for-sale                                  2,139          2,326
-------------------------------------------------------------------------------
        TOTAL CURRENT ASSETS                           1,222,228      1,101,023
-------------------------------------------------------------------------------
Property, plant and equipment, net                     1,264,596      1,139,808
Goodwill, net                                            585,557        559,629
Intangible assets, net                                    80,699         78,839
Other assets                                             103,275         96,505
-------------------------------------------------------------------------------
        TOTAL ASSETS                                 $ 3,256,355    $ 2,975,804
===============================================================================

LIABILITIES
CURRENT LIABILITIES:
     Short-term borrowings                           $    96,246    $    97,963
     Current maturities of long-term debt                 12,352          6,066
     Accounts payable                                    255,002        247,179
     Accrued compensation                                 85,074         75,742
     Income taxes payable                                 69,032         42,284
     Dividends payable                                    13,654         13,580
     Insurance liabilities                                46,170         47,244
     Other current liabilities                           262,677        218,345
-------------------------------------------------------------------------------
        TOTAL CURRENT LIABILITIES                        840,207        748,403
-------------------------------------------------------------------------------
Long-term debt                                           935,145        905,859
Deferred income taxes                                    118,010        123,334
Insurance liabilities                                     59,557         55,049
Retirement plan liabilities                               94,034         98,946
Other liabilities                                         54,410         50,319
-------------------------------------------------------------------------------
        TOTAL LIABILITIES                              2,101,363      1,981,910
-------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock                                              85,608         85,322
Additional paid-in capital                               165,334        152,899
Accumulated other comprehensive loss                    (121,975)      (167,318)
Retained earnings                                      1,629,209      1,526,216
Treasury stock                                          (603,184)      (603,225)
-------------------------------------------------------------------------------
        TOTAL STOCKHOLDERS' EQUITY                     1,154,992        993,894
-------------------------------------------------------------------------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 3,256,355    $ 2,975,804
===============================================================================
(a) Reclassified for comparative purposes.

See accompanying notes to unaudited condensed consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       NINE MONTHS ENDED
                                                                          SEPTEMBER 30
(IN THOUSANDS)                                                        2006           2005
-------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                      $ 143,927      $ 104,785
   Adjustments to reconcile net income to net
      cash provided (used) by operating activities:
        Depreciation                                                 180,901        145,307
        Amortization                                                   5,600          1,895
        Equity in income of unconsolidated entities, net                (255)           (92)
        Dividends or distributions from affiliates                        --             60
        Other, net                                                     9,132          4,270
        Changes in assets and liabilities, net of acquisitions
           and dispositions of businesses:
              Accounts receivable                                    (55,452)       (57,577)
              Inventories                                            (22,447)       (43,060)
              Accounts payable                                       (10,552)         2,654
              Accrued interest payable                                18,780         18,385
              Accrued compensation                                     3,613            484
              Other assets and liabilities                             5,689         55,468
-------------------------------------------------------------------------------------------

        NET CASH PROVIDED BY OPERATING ACTIVITIES                    278,936        232,579
===========================================================================================

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                       (256,479)      (209,247)
   Net use of cash associated with the purchases of businesses       (11,421)        (7,011)
   Proceeds from sales of assets                                      11,423         17,353
   Other investing activities                                            118             --
-------------------------------------------------------------------------------------------

        NET CASH USED BY INVESTING ACTIVITIES                       (256,359)      (198,905)
===========================================================================================

CASH FLOWS FROM FINANCING ACTIVITIES:
   Short-term borrowings, net                                        (11,796)          (937)
   Current maturities and long-term debt:
        Additions                                                    250,362        147,482
        Reductions                                                  (258,443)      (120,956)
   Cash dividends paid on common stock                               (40,859)       (37,407)
   Common stock issued-options                                        11,255          8,336
   Other financing activities                                         (3,691)        (3,532)
-------------------------------------------------------------------------------------------

        NET CASH USED BY FINANCING ACTIVITIES                        (53,172)        (7,014)
===========================================================================================

Effect of exchange rate changes on cash                                9,199         (7,522)
-------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                 (21,396)        19,138

Cash and cash equivalents at beginning of period                     120,929         94,093
===========================================================================================

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  99,533      $ 113,231
===========================================================================================

See accompanying notes to unaudited condensed consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                    THREE MONTHS ENDED
                                                                       SEPTEMBER 30
(IN THOUSANDS)                                                       2006        2005
=======================================================================================
Net income                                                        $ 55,801    $ 39,990
---------------------------------------------------------------------------------------
Other comprehensive income (loss):
   Foreign currency translation adjustments                         15,798       1,737

   Net gains (losses) on cash flow hedging instruments,
   net of deferred income taxes of ($51) and $7 in 2006
   and 2005, respectively                                               95         (14)

   Pension liability adjustments, net of deferred
   income taxes of $1,372 and ($1,256) in 2006 and 2005,
   respectively                                                     (3,428)      2,962

   Reclassification adjustment for (gain) loss on cash
   flow hedging instruments included in net income, net of
   deferred income taxes of ($32) and $1 in 2006 and 2005,
   respectively                                                         59          (1)

---------------------------------------------------------------------------------------
Other comprehensive income                                          12,524       4,684
---------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME                                        $ 68,325    $ 44,674
=======================================================================================


                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30
(IN THOUSANDS)                                                       2006        2005
=======================================================================================
Net income                                                         $143,927   $104,785
---------------------------------------------------------------------------------------
Other comprehensive income (loss):
   Foreign currency translation adjustments                         57,153     (43,940)

   Net gains (losses) on cash flow hedging instruments,
   net of deferred income taxes of ($63) and $52 in 2006
   and 2005, respectively                                              116         (96)

   Pension liability adjustments, net of deferred income
   taxes of $4,637 and ($4,895) in 2006 and 2005,
   respectively                                                    (11,988)     11,437

   Marketable securities, unrealized gain, net of deferred
   income taxes of $1 and $0 in 2006 and 2005, respectively              1          --

   Reclassification adjustment for (gain) loss on cash
   flow hedging instruments included in net income, net of
   deferred income taxes of ($32) and $2 in 2006 and 2005,
   respectively                                                         60          (4)

Other comprehensive income (loss)                                   45,342     (32,603)
---------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME                                        $ 189,269    $ 72,182
=======================================================================================

See accompanying notes to unaudited condensed consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

A.    OPINION OF MANAGEMENT

Financial information furnished herein, which is unaudited, in the opinion of management reflects all adjustments (all of which are of a normal recurring nature) that are necessary to present a fair statement of the interim period. The year-end condensed balance sheet information contained in this Form 10-Q was derived from 2005 audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America for a year-end report. The unaudited interim information contained herein should also be read in conjunction with the Company's 2005 Form 10-K filing.


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


C.    STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payments" (SFAS 123R), which replaced SFAS No. 123, "Accounting for Stock-Based Compensation," and superseded Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). SFAS 123R requires the cost of employee services received in exchange for an award of equity instruments to be based upon the grant-date fair value of the award (with limited exceptions). Additionally, this cost is to be recognized as expense over the period during which an employee is required to provide services in exchange for the award (usually the vesting period). However, this recognition period would be shorter if the recipient becomes retirement-eligible prior to the vesting date. SFAS 123R also requires that the additional tax benefits the Company receives from stock-based compensation be recorded as cash inflows from financing activities in the statement of cash flows. Prior to January 1, 2006, the Company applied the provisions of APB 25 in accounting for awards made under the Company's stock-based compensation plans.

The Company adopted the provisions of SFAS 123R using the modified-prospective transition method. Under this method, results from prior periods have not been restated. During 2002 and 2003, the Company ceased granting stock options to employees and non-employee directors, respectively. As such, the effect of adopting SFAS 123R was not material to the Company's income from continuing operations, net income or cash flows from operating and financing activities for the nine months ended September 30, 2006, and the cumulative effect of adoption using the modified-prospective transition method was not material.

The Company currently grants performance-based restricted stock units as the long-term equity component of compensation for non-employee directors, officers and certain key employees. The restricted stock units require no payment from the recipient and compensation cost is measured based on the market price on the grant date and is generally recorded over the vesting period. The vesting period for restricted stock units granted to non-employee directors is one year and each restricted stock unit will be exchanged for a like number of shares of Company stock following the termination of the participant's service as a director. The vesting period for restricted stock units granted to officers and certain key employees is three years, and upon vesting each restricted stock unit will be exchanged for a like number of shares of the Company's stock. In September 2006, the Board of Directors approved changes to the employee restricted stock units program where future awards will vest on a pro rata basis over a three-year period and the specified retirement age will be 62. This compares with the current three-year cliff vesting and retirement age of 65. Restricted stock units do not have an option for cash payment.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

The following table summarizes restricted stock units issued and the compensation expense recorded for the three months and nine months ended September 30, 2006 and 2005:

                                                         STOCK-BASED COMPENSATION EXPENSE
                                               --------------------------------------------------
                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                    SEPTEMBER 30              SEPTEMBER 30
                                                   (IN THOUSANDS)            (IN THOUSANDS)
-------------------------------------------------------------------------------------------------
                     RESTRICTED   FAIR VALUE
                    STOCK UNITS   PER UNIT       2006         2005         2006          2005
-------------------------------------------------------------------------------------------------
Directors:
  May 1, 2004             3,500    $  43.42    $     --   $       --    $      --    $       51
  May 1, 2005             6,000       53.75          --           81          108           134
  May 1, 2006             8,000       82.59         165           --          275            --

Employees:
  January 24, 2005       32,700       50.41         120          123          356           379
  January 24, 2006       46,550       67.70         236           --          678            --
-------------------------------------------------------------------------------------------------
Total                    96,750                $    521   $      204    $   1,417    $      564
=================================================================================================

Restricted stock unit activity for the nine months ended September 30, 2006 was as follows:
                                                        WEIGHTED AVERAGE
                                        RESTRICTED         GRANT-DATE
                                       STOCK UNITS         FAIR VALUE
------------------------------------------------------------------------
Nonvested at January 1, 2006             31,750           $      50.62
Granted                                  54,550                  69.88
Vested                                   (5,833)                 69.94
Forfeited                                (3,350)                 63.83
------------------------------------------------------------------------
Nonvested at September 30, 2006          77,117           $      62.21
========================================================================

As of September 30, 2006, the total unrecognized compensation costs related to nonvested restricted stock units was $3.3 million which is expected to be recognized over a weighted-average period of approximately 1.9 years.

The following table summarizes the excess tax benefits, resulting principally from stock options:

                             THREE MONTHS ENDED        NINE MONTHS ENDED
(IN MILLIONS)                   SEPTEMBER 30              SEPTEMBER 30
--------------------------------------------------------------------------
                                2006    2005              2006     2005
--------------------------------------------------------------------------
    Excess tax benefits        $ 0.2   $ 0.9             $ 3.5    $ 2.9

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

When the Company issued stock options, they were granted at fair market value on the date of grant, which was the date the Board of Directors approved the respective grants. Options issued under the 1995 Executive Incentive Compensation Plan generally vested and became exercisable one year following the date of grant except options issued in 2002 generally vested and became exercisable two years following the date of grant. Options issued under the 1995 Non-

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

Employee Director's Stock Plan generally became exercisable one year following the date of grant but vested immediately. The options under both Plans expire ten years from the date of grant. At September 30, 2006, there were 1,239,731 and 148,500 shares available for granting equity awards under the 1995 Executive Incentive Compensation Plan and the 1995 Non-Employee Directors' Stock Plan, respectively. Generally, new shares are issued for exercised stock options and treasury shares are issued for vested restricted stock units.

Stock option activity for the nine months ended September 30, 2006 was as follows:

                                             STOCK OPTIONS
                                  ------------------------------------------------------------
                                       SHARES       WEIGHTED AVERAGE     AGGREGATE INTRINSIC
                                    UNDER OPTION    EXERCISE PRICE      VALUE (IN MILLIONS)(b)
----------------------------------------------------------------------------------------------
Outstanding, December 31, 2005       749,025 (a)        $31.93                   $26.9
Exercised                           (229,319)            34.01                      --
----------------------------------------------------------------------------------------------

OUTSTANDING, SEPTEMBER 30, 2006      519,706            $31.02                   $24.8
==============================================================================================

(a) Included in options outstanding at December 31, 2005 were 681 options granted to SGB key employees as part of the Company's acquisition of SGB in 2000. These options are not a part of the 1995 Executive Compensation Plan, or the 1995 Non-Employee Directors' Stock Plan.
(b) Intrinsic value is defined as the difference between the current market value and the exercise price.

The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $10.6 million and $8.2 million, respectively.

Options to purchase 519,706 shares were exercisable at September 30, 2006. The following table summarizes information concerning outstanding and exercisable options at September 30, 2006.

                                                   STOCK OPTIONS OUTSTANDING AND EXERCISABLE
                                        ------------------------------------------------------------
                                        NUMBER OUTSTANDING  REMAINING CONTRACTUAL   WEIGHTED AVERAGE
RANGE OF EXERCISABLE PRICES               AND EXERCISABLE        LIFE IN YEARS       EXERCISE PRICE
----------------------------------------------------------------------------------------------------
     $25.63 - $29.00                           211,708                3.53                $27.47
      29.31 -  32.65                           246,394                5.24                 32.54
      32.81 -  46.16                            61,604                4.01                 37.11
----------------------------------------------------------------------------------------------------
                                               519,706
====================================================================================================


D.    REVIEW OF OPERATIONS BY SEGMENT

                                                THREE MONTHS ENDED                THREE MONTHS ENDED
                                                SEPTEMBER 30, 2006                SEPTEMBER 30, 2005

                                                            OPERATING                        OPERATING
                                                             INCOME                            INCOME
(IN THOUSANDS)                               SALES           (LOSS)             SALES          (LOSS)
---------------------------------------------------------------------------------------------------------
    Mill Services Segment                 $  345,864      $   37,343         $  254,857      $  23,095

    Access Services Segment                  278,627          35,447            195,353         20,867

    Gas Technologies Segment                 102,633           2,249             98,010          5,168
---------------------------------------------------------------------------------------------------------

    Segment Totals                           727,124          75,039            548,220         49,130

    Engineered Products and Services
         ("all other") Category              148,799          25,241            149,249         20,872

    General Corporate                             --             (88)                --           (387)
---------------------------------------------------------------------------------------------------------

    Consolidated Totals                   $  875,923      $  100,192         $  697,469      $  69,615
=========================================================================================================

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

                                                THREE MONTHS ENDED                THREE MONTHS ENDED
                                                SEPTEMBER 30, 2006                SEPTEMBER 30, 2005

                                                            OPERATING                        OPERATING
                                                             INCOME                            INCOME
(IN THOUSANDS)                               SALES           (LOSS)             SALES          (LOSS)
---------------------------------------------------------------------------------------------------------
    Mill Services Segment                 $1,016,394      $  109,453         $  794,778      $  83,500

    Access Services Segment                  774,081          88,882            585,527         51,486

    Gas Technologies Segment                 289,616           5,799            270,178         10,896
---------------------------------------------------------------------------------------------------------

    Segment Totals                         2,080,091         204,134          1,650,483        145,882

    Engineered Products and Services
         ("all other") Category              430,901          62,679            383,194         48,183

    General Corporate                             --          (1,603)                --         (2,672)
---------------------------------------------------------------------------------------------------------

    Consolidated Totals                   $2,510,992      $  265,210         $2,033,677      $ 191,393
=========================================================================================================

RECONCILIATION OF SEGMENT OPERATING INCOME TO CONSOLIDATED INCOME BEFORE INCOME TAXES AND MINORITY INTEREST

                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                 SEPTEMBER 30                 SEPTEMBER 30
(IN THOUSANDS)                                2006          2005           2006          2005
-------------------------------------------------------------------------------------------------
Segment Operating Income                   $  75,039     $  49,130     $  204,134    $  145,882

Engineered Products & Services
     ("all other") Category                   25,241        20,872         62,679        48,183

General Corporate                                (88)         (387)        (1,603)       (2,672)
-------------------------------------------------------------------------------------------------

Operating income from continuing
operations                                   100,192        69,615        265,210       191,393

Equity in income (loss) of
unconsolidated entities, net                      92           (29)           255            92

Interest income                                  857           879          2,665         2,024

Interest expense                             (15,255)       (9,921)       (43,962)      (30,783)

-------------------------------------------------------------------------------------------------
Income from continuing operations before
 income taxes and minority interest        $  85,886     $  60,544     $  224,168    $  162,726
=================================================================================================

E.    ACCOUNTS RECEIVABLE AND INVENTORIES

At September 30, 2006 and December 31, 2005, accounts receivable of $754.8 million and $666.3 million, respectively, were net of an allowance for doubtful accounts of $23.4 million and $24.4 million, respectively. Gross accounts receivable included trade accounts receivable of $738.8 million and $638.5 million at September 30, 2006 and December 31, 2005, respectively. Also, included in gross receivables were $18.8 million and $25.2 million of insurance claim receivables at September 30, 2006 and December 31, 2005, respectively. These insurance claim receivables were fully offset by current insurance liabilities at September 30, 2006 and December 31, 2005. The provision for doubtful accounts was $1.5 million and $1.3 million for the three months ended September 30, 2006 and 2005, respectively. For nine months, the provision for doubtful accounts was $5.9 million and $4.4 million, respectively.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

Inventories consist of the following:

                                                          INVENTORIES
                                            ------------------------------------
                                              SEPTEMBER 30         DECEMBER 31
(IN THOUSANDS)                                    2006                 2005
--------------------------------------------------------------------------------

Finished goods                              $      106,105       $       85,325
Work-in-process                                     46,138               43,830
Raw materials and purchased parts                   95,389               87,251
Stores and supplies                                 37,148               34,674
--------------------------------------------------------------------------------
Total Inventories                           $      284,780       $      251,080
================================================================================

Inventories increased $33.7 million from December 31, 2005 due to the following factors:

o Increased raw materials, finished goods and work-in-process inventories in the Gas Technologies Segment due to higher material costs and to meet expected customer demand.

o Increased finished goods and raw materials in the Engineered Products and Services Category due to higher material costs and to meet expected customer demand.

o Increased finished goods in the international Access Services business due to the Cleton acquisition and to meet expected customer demand.


F.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                       SEPTEMBER 30      DECEMBER 31
(IN THOUSANDS)                            2006              2005
---------------------------------------------------------------------
Land and improvements                  $     39,832     $     39,306
Buildings and improvements                  180,026          168,727
Machinery and equipment                   2,563,747        2,291,294
Uncompleted construction                     63,372           91,186
---------------------------------------------------------------------
Gross property, plant and equipment       2,846,977        2,590,513
Less accumulated depreciation            (1,582,381)      (1,450,705)
---------------------------------------------------------------------
Net property, plant and equipment      $  1,264,596     $  1,139,808
=====================================================================

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


G.    GOODWILL AND OTHER INTANGIBLE ASSETS

The following table reflects the changes in carrying amounts of goodwill for the nine months ended September 30, 2006:

GOODWILL BY SEGMENT
--------------------------------------------- --------------------------------------------------------------------------
                                                                                             ENGINEERED
                                                                                              PRODUCTS
                                                    MILL          ACCESS        GAS        AND SERVICES
                                                  SERVICES        SERVICES   TECHNOLOGIES  ("ALL OTHER")  CONSOLIDATED
(IN THOUSANDS)                                     SEGMENT        SEGMENT      SEGMENT        CATEGORY       TOTALS
------------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 2005, net of
accumulated amortization                          $ 297,219      $ 217,580      $  36,693     $   8,137     $ 559,629

Changes to Goodwill (a)                                (591)        (2,885)            --            --        (3,476)

Other (b)                                                --         (3,286)            --            --        (3,286)

Foreign currency translation                         15,323         17,367             --            --        32,690
------------------------------------------------------------------------------------------------------------------------
BALANCE AS OF SEPTEMBER 30, 2006, NET OF
ACCUMULATED AMORTIZATION                          $ 311,951      $ 228,776      $  36,693     $   8,137     $ 585,557
========================================================================================================================

(a) Relate principally to opening balance sheet adjustments for the BISNH and Hunnebeck acquisitions and the acquisition of the Cleton business.
(b) Reduction of valuation allowance related to realization of a tax loss carryback.

Goodwill is net of accumulated amortization of $107.2 million and $103.0 million at September 30, 2006 and December 31, 2005, respectively.

The following table reflects intangible assets by major category:

INTANGIBLE ASSETS
------------------------------------------------------------------------------------------------------
                                     SEPTEMBER 30, 2006                    DECEMBER 31, 2005
                              GROSS CARRYING       ACCUMULATED     GROSS CARRYING       ACCUMULATED
(IN THOUSANDS)                    AMOUNT           AMORTIZATION        AMOUNT          AMORTIZATION
------------------------------------------------------------------------------------------------------
Customer Relationships        $     79,572        $      5,389    $      73,224      $       1,262

Non-compete agreements               5,346               4,647            5,036              4,402

Patents                              4,605               3,846            4,426              3,587

Other                                8,384               3,325            7,962              2,558
------------------------------------------------------------------------------------------------------
Total                         $     97,907        $     17,207    $      90,648      $      11,809
======================================================================================================

During the first nine months of 2006, the Company acquired the following intangible assets (by major class) which are subject to amortization:

ACQUIRED INTANGIBLE ASSETS
-------------------------------------------------------------------------------
                            GROSS CARRYING    RESIDUAL      WEIGHTED-AVERAGE
(IN THOUSANDS)                  AMOUNT         VALUE       AMORTIZATION PERIOD
-------------------------------------------------------------------------------

Customer relationships      $      1,100        None           11 years

Non-compete agreements               300        None            5 years

Other                                 50        None            5 years

                            ------------
Total                       $      1,450
                            ============

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

The above acquisitions were partially offset by the sale of certain intangible assets in the Mill Services Segment.

There were no research and development assets acquired and written off in the first nine months of 2006 or 2005.

Amortization expense for intangible assets was $5.0 million and $1.4 million for the nine months ended September 30, 2006 and 2005, respectively. The following table shows the estimated amortization expense for the next five fiscal years based on current intangible assets:

(IN THOUSANDS)                        2006      2007     2008     2009     2010
--------------------------------------------------------------------------------
 Estimated Amortization Expense(a)   $6,900    $6,700   $6,400   $6,100   $5,900

(a) These estimated amortization expense amounts do not reflect the potential effect of future foreign currency exchange rate fluctuations.


H.    ACQUISITIONS AND DISPOSITIONS

ACQUISITIONS
In December 2005, the Company acquired the Northern Hemisphere steel mill services operations of Brambles Industrial Services (BISNH), a unit of the Sydney, Australia-based Brambles Industrial Limited, for (pound)136 million (approximately $234 million), excluding acquisition costs. BISNH is included in the Company's Mill Services Segment. The Company did not assume debt as part of this acquisition. BISNH is a provider of on-site, outsourced mill services to the steel and metals industries, operating at 19 locations in the U.K., France, Holland and the United States. Goodwill recognized in this transaction (based on foreign exchange rates at the transaction date) was $92.5 million, of which $88.1 million is expected to be deductible for U. S. income tax purposes. Because this acquisition occurred at the end of 2005, and due to regulatory-imposed delays in early 2006 affecting our ability to integrate the business, the purchase price allocations and goodwill balance have not been finalized as of September 30, 2006, although no material changes are expected.

In November 2005, the Company acquired the Germany-based Hunnebeck Group GmbH (Hunnebeck) for (euro)140 million (approximately $164 million), which included the assumption of debt but excludes acquisition costs. Hunnebeck is included in the Company's Access Services Segment. Hunnebeck is a provider of highly engineered formwork and scaffolding equipment with more than 60 branches and depots in 12 countries and export sales worldwide. Goodwill recognized in this transaction (based on foreign exchange rates at the transaction date) was $67.9 million, none of which is expected to be deductible for U. S. income tax purposes. Because this acquisition occurred near the end of 2005, the purchase price allocations and goodwill balance have not been finalized as of September 30, 2006, although no material changes are expected.

In July 2006, the Company acquired the assets of UK-based Cape PLC's Cleton industrial maintenance services (Cleton) subsidiaries in Holland, Belgium and Germany. The terms of the transaction provide for an initial cash payment to Cape PLC of (euro)8.2 million (approximately $10.3 million), which represents a small premium to the net assets purchased, and is subject to adjustment for final accounts up to a maximum of (euro)8.9 million (approximately $11.2 million). Cleton posted 2005 revenues in excess of $50 million and employs close to 400 people. Cleton specializes in providing scaffolding and related insulation services for the maintenance of large-scale industrial plants, and serves some of the largest oil refinery, petrochemical, and process plant sites in the Benelux countries. Cleton has been included in the SGB Division of the Access Services Segment.

DISPOSITIONS - ASSETS HELD FOR SALE
Throughout the past several years, management approved the sale of certain long-lived assets (primarily land and buildings) throughout the Company's operations. The major classes of assets "held-for-sale" included in the Consolidated Balance Sheets are as follows:

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


                                             ASSETS "HELD-FOR-SALE"
------------------------------------------------------------------------
                                        SEPTEMBER 30       DECEMBER 31
(IN THOUSANDS)                              2006              2005
------------------------------------------------------------------------

ASSETS
Property, plant and equipment, net       $   2,139         $   2,326
------------------------------------------------------------------------
TOTAL ASSETS "HELD-FOR-SALE"             $   2,139         $   2,326
========================================================================


I.    COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL
The Company is involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites. While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company. The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Consolidated Balance Sheets at September 30, 2006 and December 31, 2005 include accruals of $3.3 million and $2.8 million, respectively, for environmental matters. The amounts charged against pre-tax income related to environmental matters totaled $1.2 million and $0.8 million for the first nine months of 2006 and 2005, respectively.

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

ROYALTY EXPENSE DISPUTE
The Company is involved in a royalty expense dispute with the Canada Revenue Agency ("CRA"). The CRA is proposing to disallow certain royalty expense deductions claimed by the Company's Canadian subsidiary on its 1994-1998 tax returns. As of September 30, 2006, the maximum assessment from the CRA for the period 1994-1998 is approximately $10.8 million, including tax and interest. The Ontario Ministry of Finance ("Ontario") is also proposing to disallow these same deductions for the period 1994-1998. As of September 30, 2006, the maximum assessment from Ontario is approximately $3.4 million, including tax and interest. The Company has filed administrative appeals and will vigorously contest these disallowances.

The Company currently anticipates that, ultimately, it may have a liability for some portion of the assessment in this royalty expense dispute. However, the Company intends to utilize competent authority proceedings in the U.S. to recover a portion of any required tax payment amount. The Company believes that any amount not recovered through these proceedings has been fully reserved as of September 30, 2006 and, therefore will not have a material adverse impact on the Company's future results of operations or financial condition. In accordance with Canadian tax law, the Company made a payment to the CRA in the fourth quarter of 2005 of $5.0 million. Additionally, the Company made a payment to the Ontario Ministry of Finance in the first quarter of 2006 for the entire disputed amount. These payments were made for tax compliance purposes and to reduce potential interest expense on the disputed amount. These payments in no way reflect the Company's acknowledgement as to the validity of the assessed amounts.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


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

The majority of the asbestos complaints pending against the Company have been filed in New York. Almost all of the New York complaints contain a standard claim for damages of $20 million or $25 million against the approximately 90 defendants, regardless of the individual plaintiff's alleged medical condition, and without specifically identifying any Company product as the source of plaintiff's asbestos exposure.

As of September 30, 2006, there are 26,465 pending asbestos personal injury claims filed against the Company. Of these cases, 26,147 were pending in the New York Supreme Court (a trial court) for New York County in New York State. The other claims, totaling 318, are filed in various counties in a number of state courts, and in certain Federal District Courts (including New York), and those complaints generally assert lesser amounts of damages than the New York State court cases or do not state any amount claimed.

As of September 30, 2006, the Company has obtained dismissal by stipulation, or summary judgment prior to trial, in 16,850 cases.

In view of the persistence of asbestos litigation nationwide, which has not yet been sufficiently addressed either politically or legally, the Company expects to continue to receive additional claims. However, there have been developments during the past several years, both by certain state legislatures and by certain state courts, which could favorably affect the Company's ability to defend these asbestos claims in those jurisdictions. These developments include procedural changes, docketing changes, proof of damage requirements and other changes that require plaintiffs to follow specific procedures in bringing their claims and to show proof of damages before they can proceed with their claim. An example is the action taken by the New York Supreme Court, which is responsible for managing all asbestos cases pending within New York County in the State of New York. This Court issued an order in December of 2002 that created a Deferred or Inactive Docket for all pending and future asbestos claims filed by plaintiffs who cannot demonstrate that they have a malignant condition or discernable physical impairment, and an Active or In Extremis Docket for plaintiffs who are able to show such medical condition. As a result of this order, the majority of the asbestos cases filed against the Company in New York County have been moved to the Inactive Docket until such time as the plaintiff can show that they have incurred a physical impairment. As of September 30, 2006, the Company has been listed as a defendant in 153 Active or In Extremis asbestos cases in New York County. The Court's Order has been challenged by plaintiffs.

The Company's insurance carrier has paid all legal and settlement costs and expenses relating to the asbestos litigation to date. The Company has liability insurance coverage available under various primary and excess policies that the Company believes will be available, if necessary, to substantially cover any liability that might ultimately be incurred on these claims.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


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


J.    RECONCILIATION OF BASIC AND DILUTED SHARES

                                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                      SEPTEMBER 30             SEPTEMBER 30
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                       2006         2005        2006         2005
----------------------------------------------------------------------------------------------------------------
Income from continuing operations                                $ 55,815     $ 40,022     $144,122     $104,888
================================================================================================================

Average shares of common stock outstanding used to
 compute basic earnings per common share                           42,010       41,693       41,932       41,603

Dilutive effect of stock-based compensation                           242          419          265          443
----------------------------------------------------------------------------------------------------------------

Shares used to compute dilutive effect of
 stock-based compensation                                          42,252       42,112       42,197       42,046
================================================================================================================

Basic earnings per common share from continuing operations       $   1.33     $   0.96     $   3.44     $   2.52
================================================================================================================

Diluted earnings per common share from continuing operations     $   1.32     $   0.95     $   3.42     $   2.49
================================================================================================================

All outstanding stock options and restricted stock units were included in the computation of diluted earnings per share at September 30, 2006 and 2005.


K.    EMPLOYEE BENEFIT PLANS

                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30
                                              ----------------------------------------------
DEFINED BENEFIT PENSION EXPENSE (INCOME)            U. S. PLANS        INTERNATIONAL PLANS
--------------------------------------------------------------------------------------------
(IN THOUSANDS)                                    2006        2005        2006       2005
--------------------------------------------------------------------------------------------
   Service cost                                $    921    $    845   $   2,303   $   1,757
   Interest cost                                  3,730       3,479      11,017       9,679
   Expected return on plan assets                (4,986)     (4,778)    (13,210)    (10,674)
   Recognized prior service costs                   186         192         316         302
   Recognized losses                                737         904       3,304       3,006
   Amortization of transition (asset)               (90)       (364)          9          11
   Curtailment/settlement loss (gain)                --          --         (13)         10
--------------------------------------------------------------------------------------------
Defined benefit plans pension expense          $    498       $ 278   $   3,726   $   4,091
============================================================================================

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART 1 - FINANCIAL INFORMATION


                                                                                          NINE MONTHS ENDED
                                                                                             SEPTEMBER 30
                                                                          ----------------------------------------------------
DEFINED BENEFIT PENSION EXPENSE (INCOME)                                        U. S. PLANS              INTERNATIONAL PLANS
------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                               2006          2005          2006          2005
------------------------------------------------------------------------------------------------------------------------------
   Service cost                                                           $    2,764    $    2,535    $    6,696    $    5,322
   Interest cost                                                              11,190        10,436        32,035        29,933
   Expected return on plan assets                                            (14,957)      (14,334)      (38,437)      (33,041)
   Recognized prior service costs                                                557           576           919           937
   Recognized losses                                                           2,211         2,713         9,588         9,364
   Amortization of transition liability (asset)                                 (271)       (1,092)           27            14
   Curtailment/settlement loss                                                    78            --           223            37
------------------------------------------------------------------------------------------------------------------------------
Defined benefit plans pension expense                                     $    1,572    $      834    $   11,051    $   12,566
==============================================================================================================================

Defined benefit pension expense in the third quarter of 2006 was $0.1 million lower than the comparable 2005 period and, for the first nine months of 2006, the defined benefit pension expense decreased $0.8 million from the comparable 2005 period. These decreases relate primarily to an increase in the expected return on plan assets resulting from an increased fair value of plan assets as of December 31, 2005. The increased fair value of plan assets as of December 31, 2005 resulted from 2005 actual return on plan assets of 15.6% (based on beginning of the year fair value of plan assets) as well as 2005 Company cash contributions of $48.8 million, including $16.9 million of voluntary contributions. The global weighted average expected long-term rate of return on plan assets was decreased to 7.6% for 2006 compared with 7.8% for 2005, for reasons disclosed in the 2005 Form 10-K.

Contributions to defined benefit pension plans are as follows:

DEFINED BENEFIT PENSION PLAN CONTRIBUTIONS
----------------------------------------------------------------------------------------------------------------
(IN MILLIONS)                                                          U. S. PLANS         INTERNATIONAL PLANS
----------------------------------------------------------------------------------------------------------------
First Quarter 2006                                                     $      0.2              $      4.7
Second Quarter 2006                                                           0.3                     5.8
Third Quarter 2006                                                            1.4 (a)                14.3 (b)
----------------------------------------------------------------------------------------------------------------
   Nine Months 2006                                                           1.9                    24.8
Projected October - December 2006                                             0.3                     5.8
----------------------------------------------------------------------------------------------------------------
Total Projected Year 2006                                              $      2.2              $     30.6
================================================================================================================

(a) Includes a $1.2 million voluntary contribution to the Company's U.S. pension plans.
(b) Includes a $9.4 million voluntary contribution to the Company's U.K. pension plan.

Contributions to multiemployer pension plans during the third quarter and nine months ended September 30, 2006 were $4.3 million and $13.0 million, respectively. Contributions for defined contribution pension plans during the third quarter and nine months ended September 30, 2006 were $2.5 million and $10.9 million, respectively.

The U.S. defined benefit pension plans assets include 382,640 shares of the Company's stock valued at $29.7 million as of September 30, 2006, representing approximately 11% of the total plan assets. As part of a rebalancing of the pension fund to further diversify the plan assets, the Company is considering selling some of the Company stock in the future.

On August 17, 2006, the Pension Protection Act of 2006 (the "Act") was signed into law. Key provisions of the Act include a requirement to fully fund U.S. defined benefit pension plans within seven years and an increase in the annual income tax deduction limit applicable to pension plans. The Company is currently evaluating the impact of the Act on its cash flows; however, it is not expected to materially impact the Company's cash flows for any given period.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART 1 - FINANCIAL INFORMATION


                                                                               THREE MONTHS ENDED
POSTRETIREMENT BENEFITS EXPENSE (INCOME)                                          SEPTEMBER 30
---------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                            2006                    2005
---------------------------------------------------------------------------------------------------------
   Service cost                                                        $        1              $        1
   Interest cost                                                               46                      48
   Recognized prior service costs                                               1                       1
   Recognized gains                                                            (9)                     (9)
   Curtailment gain                                                           (20)                     --
---------------------------------------------------------------------------------------------------------
Postretirement benefits expense                                        $       19              $       41
=========================================================================================================


                                                                                NINE MONTHS ENDED
POSTRETIREMENT BENEFITS EXPENSE (INCOME)                                          SEPTEMBER 30
---------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                            2006                    2005
---------------------------------------------------------------------------------------------------------
   Service cost                                                        $        4              $        5
   Interest cost                                                              140                     151
   Recognized prior service costs                                               2                       7
   Recognized gains                                                           (29)                    (27)
   Curtailment gains                                                          (20)                   (318)
---------------------------------------------------------------------------------------------------------
Postretirement benefits expense (income)                               $       97              $     (182)
=========================================================================================================

The curtailment gains of $0.3 million for 2005 were due to the termination of certain postretirement health care plans.

In the quarter ended September 30, 2006, the Company contributed $62 thousand to the postretirement plans. For the nine months ended September 30, 2006, the Company contributed $201 thousand to the postretirement plans and anticipates contributing approximately $125 thousand during the remainder of 2006.


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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART 1 - FINANCIAL INFORMATION


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

SFAS No. 157, "Fair Value Measurements" (SFAS 157)
--------------------------------------------------

In September 2006, the FASB issued SFAS 157 to provide a single definition of fair value, establish a framework for measuring fair value in U.S. generally accepted accounting principles (GAAP), and expand the disclosure requirements regarding fair value measurements. SFAS 157 is applicable in the application of other accounting pronouncements that require or permit fair value measurements, but does not require new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company), with limited retrospective application required. The Company is currently evaluating the requirements of SFAS 157 and has not yet determined the impact on the consolidated financial statements.

Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year
-------------------------------------------------------------------------
Misstatements When Quantifying Misstatements in Current Year Financial
----------------------------------------------------------------------
Statements" (SAB 108)
---------------------

In September 2006, the SEC issued SAB 108 to provide guidance for quantifying and evaluating the materiality of a misstatement. SAB 108 indicates that an entity should use both a balance sheet (iron curtain) approach and an income statement (rollover) approach when quantifying and evaluating the materiality of a misstatement, and provides guidance for using the dual approach. SAB 108 also provides transition guidance for correcting errors existing in prior years. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006 (December 31, 2006 for the Company). The Company will adopt SAB 108 effective December 31, 2006, and has determined that it is not likely to materially impact the Company's financial position, results of operations or cash flows.

SFAS No. 158, "Employer's Accounting for Defined Benefit Pension and Other
--------------------------------------------------------------------------
Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and
--------------------------------------------------------------------------
132(R)" (SFAS 158)
------------------

The FASB is currently reconsidering the accounting for pensions and other postretirement benefits in a two-phase project. Phase I of this project primarily addresses the balance sheet recognition of a plan's overfunded or underfunded status. Phase II will be a comprehensive reconsideration of all elements of pension accounting, and is expected to take several years to complete once Phase I is complete. As part of Phase I, the FASB issued SFAS 158 in September 2006. Included in SFAS 158 is a requirement for an entity to recognize in its balance sheet, the overfunded or underfunded status of its defined benefit postretirement plans measured as the difference between the fair value of the plan assets and the benefit obligation. For a pension plan, this would be the projected benefit obligation; for any other postretirement plan, the benefit obligation would be the accumulated postretirement benefit obligation. SFAS 158 also eliminates the early measurement dates by requiring the pension plan obligation to be measured as of the date of the entity's balance sheet. The requirement to recognize the funded status of the pension plans is effective for publicly-held companies for fiscal years ending after December 15, 2006 (December 31, 2006 for the Company). The requirement to measure the pension obligation as of the entity's balance sheet date is effective for fiscal years ending after December 15, 2008 (December 31, 2008 for the Company). Although the Company continues to evaluate the effect that the recognition of the funded status of its plans will have on the Company's consolidated financial statements as of December 31, 2006, the Company estimates that the adoption of SFAS 158 as of December 31, 2005 would have reduced the Company's equity on an after-tax basis by approximately $64 million or 6.4%. The results of operations would not be affected. This estimate as of December 31, 2005 does not take into consideration the actual return on plan assets, pension contributions and actuarial calculations for 2006, so the actual impact as of December 31, 2006 may differ significantly from this estimate. The Company does not expect the adoption of SFAS 158 to have a negative impact on compliance with the Company's debt covenants.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART 1 - FINANCIAL INFORMATION


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

Factors which could cause results to differ include, but are not limited to: (1) changes in the worldwide business environment in which the Company operates, including general economic conditions; (2) changes in currency exchange rates, interest rates and capital costs; (3) changes in the performance of stock and bond markets that could affect the valuation of the assets in the Company's pension plans and the accounting for pension assets, liabilities and expenses;
(4) changes in governmental laws and regulations, including taxes and import tariffs; (5) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services and technologies; (6) unforeseen business disruptions in one or more of the many countries in which the Company operates due to political instability, civil disobedience, armed hostilities or other calamities; and (7) other risk factors listed from time to time in the Company's SEC reports. A further discussion of these, along with other potential factors, can be found in Part II, Item 1A, "Risk Factors," of this Form 10-Q. The Company cautions that these factors may not be exhaustive and that many of these factors are beyond the Company's ability to control or predict. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company undertakes no duty to update forward-looking statements.

EXECUTIVE OVERVIEW
The Company's record performance in the third quarter and first nine months of 2006 reflected the execution of the Company's strategy of growth through increased international diversity and a focused, industrial services-based portfolio, augmented by selective strategic acquisitions. Also, during the first nine months of 2006, the Company was generally able to manage increased commodity and fuel costs in achieving record results. Although the outlook for the full-year 2006 remains positive with record sales and income expected to be achieved, the results for the fourth quarter of 2006 are expected to be lower than the fourth quarter of 2005 which benefited from several special items. These items include one-time tax benefits recognized in part from the American Jobs Creations Act and the increased volume benefits from natural disasters like Hurricane Katrina, as well as the timing of shipments for the railway track maintenance services and equipment business, all of which were realized in the fourth quarter of 2005. Commodity costs are also expected to be higher in the fourth quarter of 2006, especially in the Gas Technologies Segment and the Engineered Products and Services ("all other") Category. However, improved fourth quarter results are expected from the Mill Services and Access Services Segments, the two main growth platforms of the Company.

The Company's third quarter 2006 revenues were a record $875.9 million. This is an increase of $178.5 million or 26% over the third quarter of 2005. Income from continuing operations was a record $55.8 million compared with $40.0 million in 2005, an increase of 39%. Diluted earnings per share from continuing operations were a record $1.32, a 39% increase.

Revenues for the first nine months of 2006 were a record $2.5 billion. This is an increase of $477.3 million or 23% over the first nine months of 2005. Income from continuing operations was a record $144.1 million compared with $104.9 million in 2005, an increase of 37%. Diluted earnings per share from continuing operations were a record $3.42, a 37% increase from 2005.

Both the third quarter and first nine months of 2006 performance benefited from the Company's November 21, 2005 acquisition of Hunnebeck Group GmbH (Hunnebeck) and the December 29, 2005 acquisition of the Northern Hemisphere

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART 1 - FINANCIAL INFORMATION


steel mill services operations of Brambles Industrial Services ("BISNH"). Both of these acquisitions were accretive in the third quarter and first nine months of 2006. Revenues in the third quarter and first nine months of 2006 were reduced by the sale of the Company's U.K.-based Youngman manufacturing operation on October 1, 2005. The net effect of business acquisitions and divestitures increased revenues by $104.1 million and $287.5 million for the third quarter and first nine months of 2006, respectively, compared with the same periods last year.

During the third quarter of 2006, the Company had net cash provided by operating activities of $94.6 million, a 3.5% decrease from the record $98.1 million achieved in the third quarter of 2005 due in part to increased voluntary contributions to the Company's defined benefit pension plans of $6.8 million. For the first nine months of 2006, the Company had record net cash provided by operating activities of $278.9 million compared with $232.6 million for the first nine months of 2005, an increase of 19.9%. The Company has set a target of $400 million for net cash provided by operating activities for the full year 2006, a 27% increase over the 2005 level. With historically strong cash flows expected in the fourth quarter, the target should be achievable. The Company's cash flows are further discussed in the Liquidity and Capital Resources section.

SEGMENT OVERVIEW
Revenues for the third quarter of 2006 for the Mill Services Segment were $345.9 million compared with $254.9 million in the third quarter of 2005, a 36% increase. Operating income increased by 62% to $37.3 million, from $23.1 million in the third quarter of 2005. In comparison with the first nine months of 2005, this Segment achieved period-over-period revenue growth of $221.6 million or 28%, exceeding the $1 billion level, and operating income growth of $26.0 million or 31%. Third quarter operating margins for the Segment increased by 170 basis points to 10.8% from 9.1% in the third quarter of 2005. For the first nine months, operating margins increased by 30 basis points to 10.8% from 10.5% for the first nine months of 2005. The increase in operating margins was due to improved overall operating performance at several locations. The overall effect of acquisitions increased revenues for the Segment by $55.3 million and $163.7 million for the third quarter and first nine months of 2006, respectively, compared with the same periods last year. BISNH was accretive during both the third quarter and first nine months of 2006. The Segment accounted for 39% and 40% of the Company's revenues and 37% and 41% of the operating income for the third quarter and first nine months of 2006, respectively.

The Access Services Segment's revenues in the third quarter of 2006 were $278.6 million compared with $195.4 million in the third quarter of 2005, a 43% increase. Operating income increased by 70% to $35.4 million, from $20.9 million in the third quarter of 2005. Operating margins for the Segment improved by 200 basis points to 12.7% from 10.7% in the third quarter of 2005. In comparison with the first nine months of 2005, this Segment achieved period-over-period revenue growth of $188.6 million or 32% and operating income growth of $37.4 million or 73%. Operating margins for the first nine months of 2006 improved by 270 basis points to 11.5% from 8.8% in the first nine months of 2005. These improvements were broad-based, and were led by the North American and the European operations. The net effect of business acquisitions and divestitures increased revenues for this Segment by $48.8 million and $123.8 million for the third quarter and first nine months of 2006, respectively, compared with the same periods last year. Hunnebeck was accretive during both the third quarter and first nine months of 2006. The Access Services Segment accounted for 32% and 31% of the Company's revenues and 35% and 34% of the operating income for the third quarter and first nine months of 2006, respectively.

The Gas Technologies Segment's revenues in the third quarter of 2006 were $102.6 million compared with $98.0 million in the third quarter of 2005, a 5% increase. Operating income decreased by 56% to $2.2 million, from $5.2 million in the third quarter of 2005. In comparison with the first nine months of 2005, this Segment's revenues increased $19.4 million or 7% in the first nine months of 2006. Operating income for the first nine months of 2006 decreased $5.1 million or 47% compared with the first nine months of 2005. In the third quarter and first nine months of 2006, operating income was negatively impacted by restructuring costs associated with strategic initiatives including exiting a non-performing product line, as well as higher commodity and energy costs. These increased costs reduced operating margins for this Segment by 310 basis points to 2.2% from 5.3%, and by 200 basis points to 2% from 4% for the third quarter and first nine months of 2006, compared with the same periods last year, respectively. This Segment accounted for 12% of the Company's revenues for both the third quarter and first nine months of 2006, and 2% of the operating income for both the third quarter and the first nine months of 2006.

Four of the five businesses in the Engineered Products and Services ("all other") Category contributed higher revenues in the third quarter of 2006 compared with the comparable period in 2005, with only the railway track maintenance services and equipment business showing lower revenues due principally to the timing of equipment sales. All five businesses contributed higher revenue in the first nine months of 2006 compared with 2005. Additionally, all five businesses contributed higher income in the third quarter and first nine months of 2006 when compared with the comparable periods in 2005. Overall, operating margins for the Category in the third quarter of 2006 improved by 300 basis points to 17.0%

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART 1 - FINANCIAL INFORMATION


from 14.0% in the third quarter of 2005. Operating margins for the first nine months of 2006 improved by 190 basis points to 14.5% from 12.6% in the first nine months of 2005.

In comparison to the third quarter of 2005, the impact of foreign currency translation for the Company increased 2006 sales and pre-tax income by $17.6 million and $1.0 million, respectively. For the first nine months of 2006, the impact of foreign currency translation increased sales and pre-tax income by $5.2 million and $1.4 million, respectively, compared to the same period in 2005.

OUTLOOK OVERVIEW
The Company's operations span several industries and products as more fully discussed in Part I, Item 1, "Business," of the Company's Form 10-K for the year ended December 31, 2005. On a macro basis, the Company is affected by worldwide steel mill production and capacity utilization; non-residential construction and industrial maintenance activities; industrial production volume; and the general business trend towards the outsourcing of services. The overall outlook for 2006 and into 2007 continues to be positive for these business drivers.

The Company's Mill Services Segment continues to benefit from consistent levels of global steel production at mills served by the Company, new contract signings, contract renewals and accretion from the December 29, 2005 acquisition of BISNH. However, the Company may experience higher energy costs that could have a negative impact on operating margins, to the extent these costs cannot be passed to customers.

Both domestic and international Access Services activity remains strong. Although the sale of the Youngman light-access manufacturing business in late 2005 has modestly affected 2006 revenues, operating performance in 2006 for the Segment has benefited and will continue to benefit by accretion from the November 21, 2005 Hunnebeck acquisition; increased non-residential construction spending and industrial maintenance activity in the Company's major markets; strategic investments or acquisitions in new markets and expansion of current product lines; further market penetration from new products; product cross-selling opportunities among the markets served by the three Access Services businesses; and cost reduction opportunities through consolidated procurement initiatives.

In the Gas Technologies Segment for the remainder of 2006, demand for industrial cylinders and cryogenics equipment is expected to show continued improvement and an overall improvement in the valves business is expected compared with the prior year. International operations are expected to continue to perform well. However, the risk remains that commodity cost inflation and the availability of certain raw materials could continue to adversely affect this Segment's results.

The future outlook for the Engineered Products and Services ("all other") Category is positive, although income in the fourth quarter of 2006 is expected to be below the equivalent 2005 period. The Company's railway track maintenance services and equipment business' income and margins are expected to continue to benefit from the shift toward contract services, with several major contracts having started in 2006. Notwithstanding this increase in contract services, the timing of shipments in the fourth quarter of 2006 will likely result in lower income than 2005's fourth quarter. The air-cooled heat exchangers business is expected to continue to benefit from strong energy market demand due to increased natural gas drilling and transmission. While not expecting a repeat of the same level of benefits from post-Katrina rebuilding experienced in the fourth quarter of 2005, the industrial grating products business is expected to continue to post strong results into 2007 due to strong end-markets in energy and non-residential construction. The roofing granules and abrasives business is expected to continue to perform well long-term, although increased energy costs, reduced volume on a comparative basis from post-Katrina rebuilding experienced in the fourth quarter of 2005 and a fourth quarter 2006 slowdown in the roofing granule business could reduce operating margins. The boiler and process equipment business is also expected to continue its strong performance.

The stable or improved market conditions for most of the Company's services and products and the significant investments made recently for acquisitions and growth-related capital expenditures provide the base for achieving the Company's stated objective of growth in diluted earnings per share from continuing operations and net cash provided by operating activities for the full year 2006 and 2007. The record performance achieved in the first nine months of 2006 provides a solid foundation towards achieving the full-year objectives.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART 1 - FINANCIAL INFORMATION


---------------------------------------------------------------------------------------------------
                                               REVENUES BY REGION
---------------------------------------------------------------------------------------------------
                                 TOTAL REVENUES
                               THREE MONTHS ENDED                  PERCENTAGE GROWTH FROM
                                  SEPTEMBER 30                          2005 TO 2006
---------------------------------------------------------------------------------------------------
(DOLLARS IN MILLIONS)          2006           2005       PRICE/VOLUME     CURRENCY        TOTAL
---------------------------------------------------------------------------------------------------
Europe                     $      409.6   $      274.9           43.0%           6.0%          49.0%
North America                     349.1          314.3           10.8            0.3           11.1
Latin America                      41.5           37.5            7.0            3.7           10.7
Middle East and Africa             39.6           36.7           11.6           (3.6)           8.0
Asia/Pacific                       36.1           34.1            5.6            0.3            5.9
---------------------------------------------------------------------------------------------------
Total                      $      875.9   $      697.5           23.1%           2.5%          25.6%
===================================================================================================




---------------------------------------------------------------------------------------------------
                                               REVENUES BY REGION
---------------------------------------------------------------------------------------------------
                                 TOTAL REVENUES
                               NINE MONTHS ENDED                   PERCENTAGE GROWTH FROM
                                  SEPTEMBER 30                          2005 TO 2006
---------------------------------------------------------------------------------------------------
(DOLLARS IN MILLIONS)          2006           2005       PRICE/VOLUME     CURRENCY        TOTAL
---------------------------------------------------------------------------------------------------
Europe                     $    1,156.3   $      831.5           39.4%          (0.3)%         39.1%
North America                   1,009.0          874.9           14.9            0.4           15.3
Latin America                     123.0          111.0            4.0            6.8           10.8
Middle East and Africa            119.1          114.3            6.0           (1.8)           4.2
Asia/Pacific                      103.6          102.0            3.2           (1.6)           1.6
---------------------------------------------------------------------------------------------------
Total                      $    2,511.0   $    2,033.7           23.2%           0.3%          23.5%
===================================================================================================

2006 HIGHLIGHTS
The following significant items affected the Company overall during the third quarter and first nine months of 2006 in comparison with the third quarter and first nine months of 2005, respectively:

Company Wide:
-------------
o Strong worldwide economic activity, as well as the accretive performance of the Hunnebeck and BISNH acquisitions, benefited the Company in the third quarter and first nine months of 2006. This included increased access equipment services, sales and rentals, especially in North America, Europe and the Middle East; net increased volume and new business in the Mill Services Segment; and increased demand for air-cooled heat exchangers, cryogenics equipment, industrial cylinders and industrial grating products.
o As expected, during the third quarter and first nine months of 2006, the Company experienced higher fuel and energy-related costs, as well as higher commodity costs for certain manufacturing businesses. To the extent that such costs cannot be passed to customers in the future, operating income may be adversely affected.
o Total pension expense for the first nine months of 2006 increased $3.7 million from the first nine months of 2005. Defined contribution and multi-employer plan expenses for the first nine months of 2006 increased approximately $4.4 million from the first nine months of 2005 due to increased volume in the Mill Services and Access Services Segments. This was partially offset by decreased defined benefit pension expense of approximately $0.8 million due to improved returns on plan assets in 2005. The Company is currently taking additional actions designed to further mitigate pension expense volatility. This is more fully discussed in the Outlook, Trends and Strategies section.
o During the first nine months of 2006, international sales and operating income were 62% and 71%, respectively, of total sales and operating income. This compares with the first nine months of 2005 levels of 59% of sales and 69% of operating income. As expected, the international percentages have increased as a result of the Hunnebeck and BISNH acquisitions.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART 1 - FINANCIAL INFORMATION


MILL SERVICES SEGMENT:
----------------------

                                   THREE MONTHS                  NINE MONTHS
                                ENDED SEPTEMBER 30            ENDED SEPTEMBER 30
------------------------------------------------------------------------------------
(DOLLARS IN MILLIONS)          2006           2005           2006           2005
------------------------------------------------------------------------------------
Revenues                   $      345.9   $      254.9   $    1,016.4   $      794.8
Operating income                   37.3           23.1          109.5           83.5
Operating margin percent           10.8%           9.1%          10.8%          10.5%
====================================================================================




                                                         THREE MONTHS    NINE MONTHS
                                                            ENDED          ENDED
MILL SERVICES SEGMENT - SIGNIFICANT IMPACTS ON REVENUES  SEPTEMBER 30   SEPTEMBER 30
------------------------------------------------------------------------------------
(IN MILLIONS)
------------------------------------------------------------------------------------
Revenues - 2005                                          $      254.9   $      794.8
Acquisitions - (BISNH and Evulca SAS)                            55.3          163.7
Increased volume and new business                                27.7           53.0
Impact of foreign currency translation                            8.0            4.9
------------------------------------------------------------------------------------
Revenues - 2006                                          $      345.9   $    1,016.4
====================================================================================


MILL SERVICES SEGMENT - SIGNIFICANT IMPACTS ON OPERATING INCOME:
o Operating income for the third quarter and first nine months of 2006 increased by $13.8 million and $29.4 million, respectively, as a result of the BISNH acquisition, increased volumes and new business, particularly in the United States and Europe, partially offset by increased operating costs (as noted below).
o Compared with the third quarter and first nine months of 2005, the Segment's operating income and margins in the third quarter and first nine months of 2006 were negatively impacted by increased fuel and energy-related costs (excluding increased costs due to acquisitions) of approximately $3.5 million and $9.9 million, respectively. A portion of this increase was growth-related. Despite the increased energy costs, margins improved for the third quarter and first nine months of 2006, when compared with the comparable period in 2005.
o In the first nine months of 2005, this Segment's operating income was positively affected by $3.3 million in pre-tax income due to a net gain on the disposal of assets related to exiting an underperforming contract. No similar gains were recognized in the first nine months of 2006.
o Foreign currency translation in the third quarter and first nine months of 2006 increased operating income for this Segment by $0.7 million and $1.8 million, respectively, compared with the third quarter and first nine months of 2005.

                  HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ACCESS SERVICES SEGMENT:
------------------------

                                                       THREE MONTHS                NINE MONTHS
                                                    ENDED SEPTEMBER 30          ENDED SEPTEMBER 30
   ----------------------------------------------------------------------------------------------------
   (IN MILLIONS)                                    2006          2005          2006          2005
   ----------------------------------------------------------------------------------------------------
   Revenues                                       $  278.6      $  195.4      $  774.1      $  585.5
   Operating income                                   35.4          20.9          88.9          51.5
   Operating margin percent                           12.7%         10.7%         11.5%          8.8%
   ====================================================================================================

                                                                                                THREE MONTHS  NINE MONTHS
                                                                                                   ENDED         ENDED
   ACCESS SERVICES SEGMENT - SIGNIFICANT IMPACTS ON REVENUES                                    SEPTEMBER 30  SEPTEMBER 30
   -----------------------------------------------------------------------------------------------------------------------
   (IN MILLIONS)
   -----------------------------------------------------------------------------------------------------------------------
   Revenues - 2005                                                                                $  195.4      $  585.5
   Net effect of acquisitions and divestitures (Hunnebeck and Cleton offset by
   Youngman light-access manufacturing unit
   divestiture)                                                                                       48.8         123.8
   Net increased volume and new business                                                              26.1          64.7
   Impact of foreign currency translation                                                              8.4           0.1
   Other                                                                                              (0.1)         --
   -----------------------------------------------------------------------------------------------------------------------
   Revenues - 2006                                                                                $  278.6      $  774.1
   =======================================================================================================================

   ACCESS SERVICES SEGMENT - SIGNIFICANT IMPACTS ON OPERATING INCOME:
   o In the first nine months of 2006, there was a continued strengthening in the North American non-residential construction markets that started in the latter half of 2004. This had a positive effect on volume (particularly equipment rentals) which caused overall margins and operating income in North America to improve. Equipment rentals, particularly in the construction sector, provide the highest margins for this Segment.
   o The net effect of acquisitions and divestitures had a positive effect on the third quarter and first nine months of 2006 operating income, with the Hunnebeck business performing well.
   o The international access services business continued to improve due to increased non-residential construction spending and industrial maintenance activity in the Company's major markets, as well as the Hunnebeck acquisition.
   o Operating income and margins were positively affected in the third quarter of 2006 due to a $2.5 million gain on the disposal of assets, compared with a similar gain of $1.6 million in the third quarter of 2005.
   o Foreign currency translation in the third quarter and nine months of 2006 increased operating income for this Segment by $0.4 million and $0.3 million, respectively, compared with the third quarter and first nine months of 2005.

                  HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

GAS TECHNOLOGIES SEGMENT:
-------------------------

                                                       THREE MONTHS                NINE MONTHS
                                                    ENDED SEPTEMBER 30          ENDED SEPTEMBER 30
   ----------------------------------------------------------------------------------------------------
   (IN MILLIONS)                                    2006          2005          2006          2005
   ----------------------------------------------------------------------------------------------------
   Revenues                                       $  102.6      $   98.0      $  289.6      $  270.2
   Operating income                                    2.2           5.2           5.8          10.9
   Operating margin percent                            2.2%          5.3%          2.0%          4.0%
   ====================================================================================================

                                                                                                THREE MONTHS  NINE MONTHS
                                                                                                   ENDED         ENDED
   GAS TECHNOLOGIES SEGMENT - SIGNIFICANT IMPACTS ON REVENUES                                   SEPTEMBER 30  SEPTEMBER 30
   -----------------------------------------------------------------------------------------------------------------------
   (IN MILLIONS)
   -----------------------------------------------------------------------------------------------------------------------
   Revenues - 2005                                                                                $   98.0      $  270.2
   Increased demand for cryogenics equipment and industrial cylinders                                  6.9          14.6
   Increased demand for certain valves and composite-wrapped cylinders                                 1.8           9.0
   Decreased demand for propane tanks in the third quarter of 2006                                    (4.6)         (4.6)
   Other                                                                                               0.5           0.4
   -----------------------------------------------------------------------------------------------------------------------
   Revenues - 2006                                                                                $  102.6      $  289.6
   =======================================================================================================================

   GAS TECHNOLOGIES SEGMENT - SIGNIFICANT IMPACTS ON OPERATING INCOME:
   o Operational improvements and the effect of increased sales were offset by increased brass costs, higher insurance costs and restructuring costs (principally in the third quarter) associated with strategic initiatives in the valves business in the third quarter and first nine months of 2006 compared with the same prior-year periods. A strategic action plan has been implemented to improve the results of the valves business. Cost savings as a result of this plan helped decrease the impact of significantly increased brass costs in 2006. In addition, certain product lines are being rationalized which resulted in significant restructuring costs incurred in the third quarter. This plan is further discussed in the Outlook, Trends and Strategies section.
   o The international businesses, principally in Europe and, to a lesser extent, Asia, contributed to the improved performance of the cryogenics business during the third quarter and first nine months of 2006 compared with the third quarter and first nine months of 2005.
   o Despite higher demand for industrial cylinders, operating income decreased from the prior year in both the third quarter and first nine month of 2006 due mainly to the effect of equipment repairs and maintenance, product mix and higher commodity and energy-related costs.
   o Operating income decreased for propane tanks in the third quarter and first nine months of 2006, due to decreased third quarter demand, as well as increased commodity and insurance costs. The negative effect of these items was partially offset by favorable product mix and process improvement initiatives.
   o Operating income increased in the third quarter and first nine months of 2006 for composite-wrapped cylinders due to increased sales and favorable product mix, partially offset by higher raw material costs.
   o The impact of foreign currency translation in the third quarter and first nine months of 2006 did not have a material impact on operating income for this Segment when compared with the third quarter and first nine months of 2005.

                  HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ENGINEERED PRODUCTS AND SERVICES ("ALL OTHER") CATEGORY:
--------------------------------------------------------

                                                       THREE MONTHS                NINE MONTHS
                                                    ENDED SEPTEMBER 30          ENDED SEPTEMBER 30
   ----------------------------------------------------------------------------------------------------
   (IN MILLIONS)                                    2006          2005          2006          2005
   ----------------------------------------------------------------------------------------------------
     Revenues                                     $  148.8      $  149.2      $  430.9      $  383.2
     Operating income                                 25.2          20.9          62.7          48.2
     Operating margin percent                         17.0%         14.0%         14.5%         12.6%
   ====================================================================================================

                                                                                                THREE MONTHS  NINE MONTHS
   ENGINEERED PRODUCTS & SERVICES ("ALL OTHER") CATEGORY -                                         ENDED         ENDED
        SIGNIFICANT IMPACTS ON REVENUES                                                         SEPTEMBER 30  SEPTEMBER 30
   -----------------------------------------------------------------------------------------------------------------------
   (IN MILLIONS)
   -----------------------------------------------------------------------------------------------------------------------
   Revenues - 2005                                                                                $  149.2      $  383.2
   Air-cooled heat exchangers                                                                          6.4          28.2
   Industrial grating products                                                                         3.6           7.6
   Boiler and process equipment                                                                        1.9           4.4
   Roofing granules and abrasives                                                                      0.5           4.4
   Railway track maintenance services and equipment                                                  (13.6)          3.4
   Impact of foreign currency translation                                                              0.7          (0.2)
   Other                                                                                               0.1          (0.1)
   -----------------------------------------------------------------------------------------------------------------------
   Revenues - 2006                                                                                $  148.8      $  430.9
   =======================================================================================================================

   ENGINEERED PRODUCTS AND SERVICES ("ALL OTHER") CATEGORY - SIGNIFICANT IMPACTS ON OPERATING INCOME:
   o Operating income for the air-cooled heat exchangers business improved in the third quarter and first nine months of 2006 due to increased volume resulting from an improved natural gas market.
   o Increased third quarter and first nine months of 2006 operating income for the industrial grating products business was due principally to higher pricing consistent with higher commodity costs and an improved product mix.
   o Operating income for the railway track maintenance services and equipment business was higher in the third quarter of 2006 compared with the same period of 2005 due to increased contract services volume, partially offset by reduced equipment sales due to the timing of orders. Operating income for the first nine months of 2006 was also higher due to increased repair parts volume and improved equipment sales mix, partially offset by reduced contract services income due to higher maintenance and start-up costs of new contracts.
   o The boiler and process equipment business delivered improved third quarter and first nine months 2006 results due to improved revenues from the new-generation Mach boilers, Thermific boilers and process equipment.
   o Higher pricing resulting from the pass through of higher energy costs for roofing granules and abrasives again sustained profitable results for that business in the third quarter and first nine months of 2006.
   o The impact of foreign currency translation in the third quarter and first nine months of 2006 did not have a material impact on operating income for this Category when compared with the third quarter and first nine months of 2005.

OUTLOOK, TRENDS AND STRATEGIES
Looking to the remainder of 2006 and beyond, the following significant items, trends and strategies are expected to affect the Company:

Company Wide:
-------------
o In the fourth quarter of 2006, the Company expects continued strong performance in the worldwide Mill Services and Access Services Segments. However, results for the Engineered Products and Services ("all other") Category will likely be below the fourth quarter of 2005 due to the timing of orders and shipments for the railway track maintenance services and equipment business; no repeat of the benefits from Hurricane Katrina for the industrial grating business and the roofing granules and abrasives business; a fourth quarter slow-down in the roofing granules market; and

                  HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

   higher commodity costs than experienced in the fourth quarter of 2005. In addition, the fourth quarter of 2005 benefited from a lower overall tax rate due to the one-time impact of the American Jobs Creation Act and the one-time benefit from designating certain international earnings as permanently reinvested.
o The Company will continue its focus on expanding the industrial services businesses, with a particular emphasis on growing the Mill Services Segment and the Access Services Segment through the provision of additional services to existing customers, new contracts in both developed and emerging markets and strategic acquisitions. Additionally, new higher-margin service opportunities in railway services will be pursued globally.
o The Company will continue to invest in strategic acquisitions and growth capital investments; however, management will be very selective with the capital investments, choosing those with the highest Economic Value Added (EVA(R)).
o A greater focus on corporate-wide expansion into China and other emerging economies (e.g., Brazil, India, etc.) is expected in the coming years. More specifically, within the next three to five years, a focused strategy of the Company will be to approximately double the presence in the Latin American, Asia Pacific, Middle East and Africa, and Eastern European markets to approximately 30% of total revenues.
o The continued growth of the Chinese steel industry, as well as other Asian emerging economies, could impact the Company in several ways. Increased steel mill production in China, and in other Asian countries, may provide additional service opportunities for the Mill Services Segment. However, increased Asian steel exports could result in lower steel production in other parts of the world, affecting the Company's customer base. Additionally, continued increased Chinese economic activity may result in increased commodity costs in the future, which may adversely affect the Company's manufacturing businesses. The potential impact of these risks is currently unknown.
o Increases in energy and commodity costs (e.g., natural gas, steel, brass, aluminum, etc.) and worldwide demand for these commodities could have an adverse effect on the Company's raw material costs and ability to obtain the necessary raw materials. Fuel and energy costs increased approximately $15 million in the first nine months of 2006 compared with the first nine months of 2005 (excluding increased costs due to acquisitions). A portion of this increase was growth-related. Should cost increases continue, it could result in reduced operating income for certain products to the extent that such costs cannot be passed on to customers. The effect of any Middle East armed hostilities on the cost of fuel and commodities is currently unknown, but it could have a significant effect. Certain commodity costs are anticipated to increase in the last quarter of 2006 in comparison with the same period of 2005.
o The armed hostilities in the Middle East could have a significant effect on the Company's operations in the region. The potential impact of this risk is currently unknown. This exposure is further discussed in Part II, Item 1A, "Risk Factors."
o Foreign currency translation had an overall favorable impact on the Company's sales and operating income during the first nine months of 2006 compared with the first nine months of 2005. If the U.S. dollar strengthens, particularly in relationship to the euro or British pound sterling, the impact on the Company would generally be negative in terms of reduced sales, income and Stockholders' equity.
o An internal target of $400 million in net cash provided by operating activities has been established for 2006. Currently, this target is expected to be achieved, helping to support the Company's growth initiatives.
o Controllable cost reductions and continuous process improvement initiatives across the Company are targeted to further enhance margins for most businesses. These initiatives include improved supply chain management; additional outsourcing in the manufacturing businesses; and an added emphasis on corporate-wide procurement initiatives. The Company will use its increased size and leverage due to recent acquisitions to reduce vendor costs and focus on additional opportunities for cost reductions via procurement in low-cost countries such as China and India.
o Total pension expense (defined benefit, defined contribution and multi-employer) for 2006 is expected to approximate or be slightly higher than the 2005 level. In the U.K., defined benefit pension expense is expected to decline in 2006 due to the significant level of cash contributions, including voluntary cash contributions (approximately $16.9 million during 2005 and $9.4 million in the third quarter of 2006, which, by itself, will have a positive effect on future years' pension expense), to the defined benefit pension plan as well as the improved 2005 performance of the plan's assets. Domestically, the majority of the twenty-year amortization of the transition asset (from the initial implementation of SFAS No. 87 in 1986) has ceased during 2006. By itself, the elimination of this benefit is projected to increase domestic defined-benefit pension expense by approximately $1.0 million when compared with 2005. The Company's pension task force continues to evaluate alternative strategies to further mitigate overall pension expense, including the on-going evaluation of investment fund managers' performance; the balancing of plan assets and liabilities; the risk assessment of all multi-employer pension plans; the possible merger of certain plans; the consideration of incremental cash contributions to certain plans; and other changes that should mitigate future volatility and expense. On a comparative basis, total pension expense in the first nine months of 2006 was $3.7 million higher than the first nine months of 2005, partially due to the effect of acquired companies.
o Changes in worldwide interest rates, particularly in the U.S. and Europe, could have a significant effect on the Company's overall interest expense, as currently approximately 48% of the Company's borrowings are at variable interest rates (in comparison to approximately 50% at December 31, 2005 and 16% at September 30, 2005). The

                  HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

   Company manages the mix of fixed rate and floating rate debt to preserve adequate funding flexibility as well as control the effect of interest rate changes on consolidated interest expense.

Mill Services Segment:
----------------------
o Further consolidation in the global steel industry is probable. Should transactions occur involving some of the steel industry's larger companies that are customers of the Company, it would result in an increase in concentration of revenues and credit risk for the Company. If a large customer were to experience financial difficulty, or file for bankruptcy protection, it could adversely impact the Company's income, cash flows and asset valuations. As part of its credit risk management practices, the Company closely monitors the credit standing and accounts receivable position of its customer base. Further consolidation may also increase the competitive risk of services contracts which are up for renewal. Conversely, such consolidation may provide additional service opportunities for the Company as the Company believes it is well-positioned competitively.
o To maintain pricing levels, a more disciplined steel industry has been adjusting production levels to bring inventories in-line with current demand. However, based on current market conditions and industry reports, the Company expects global steel production to remain stable for the remainder of 2006, which would generally have a favorable effect on this Segment's revenues. This is despite expected softness in the North America market for the remainder of 2006.
o The increased energy-related costs this Segment experienced during the first nine months of 2006 are expected to persist through the remainder of 2006. In the first nine months of 2006, these costs increased approximately $10 million compared with the first nine months of 2005 (excluding increased costs due to acquisitions). Some of these costs were passed on to customers in the form of selling price increases. Given the volatility of such costs, the future effect on the Company cannot be quantified.
o The Company has been placing significant emphasis on improving operating margins of this Segment. Specific plans for 2006 and 2007 include global procurement initiatives; process improvement programs; maintenance best practices programs; and execution of its reorganization plan.

Access Services Segment:
------------------------
o Both the international and domestic Access Services businesses have experienced buoyant markets during 2006 and that is expected to continue during the remainder of the year and into 2007. Specifically, international and especially North American non-residential construction activity continues at historically high volume levels. Additionally, new product line additions continue to benefit growth in North America.

Gas Technologies Segment:
-------------------------
o Worldwide supply and demand for steel, aluminum and, to a lesser extent, the availability of carbon fiber used to manufacture filament-wound composite cylinders could have adverse effects on future raw material costs and this Segment's ability to obtain the necessary raw materials. Overall commodity costs are expected to increase in the fourth quarter of 2006 compared with the same period in the prior year. Additionally, the price of brass, a raw material used for the production of certain valves, continued to increase during the first nine months of 2006. Should brass prices continue to increase during the remainder of 2006, this could result in reduced operating income for certain products to the extent that such costs cannot be passed on to customers.
o A comprehensive strategic plan to improve the performance of the valves business was developed during the fourth quarter of 2005 and is currently being executed. The plan includes the following: a new senior management team; development and marketing of new products; focus on an expanded international customer base; consolidating certain manufacturing processes; process improvements within the manufacturing operations including outsourcing; and optimization of the organizational structure of the business. In addition, certain product lines are being rationalized in the second half of 2006. If the business conditions encountered during 2005 and the first nine months of 2006 persist, and raw material costs continue to increase, despite execution of the strategic action plan and product-line rationalization, the valuation of this business could be negatively impacted.
o The industrial cylinder and cryogenic equipment businesses are expected to show continued improved performance for the remainder of 2006. The international businesses will continue to contribute to the improved performance of the cryogenic equipment business in the fourth quarter of 2006.

Engineered Products and Services ("all other") Category:
--------------------------------------------------------
o International demand for the railway track maintenance services and equipment business' products and services has been strong and is expected to remain so. However, on a comparative basis, fourth quarter 2006 sales and operating income for this business are expected to be less than the comparable 2005 period due to the shipment of several large machine orders in 2005. Nonetheless, operating income is expected to be higher for the year 2006 compared with 2005 due to increased volume of higher-margin industrial services and manufacturing process improvements and

                  HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

   efficiencies that are expected to improve margins on a long-term basis. Additionally, higher-margin international equipment sales will continue to be pursued by this business.
o The industrial grating business is expected to sustain improved operating income for 2006, although operating income in the fourth quarter of 2006 will likely be lower than the same period in 2005 due to the positive effect of Hurricane Katrina rebuild activity in the fourth quarter of 2005 as well as higher steel costs.
o Worldwide supply and demand for steel could have an adverse impact on raw material costs and the ability to obtain the necessary raw materials for most businesses in this Category. The Company has implemented certain strategies and plans to help ensure continued product supply to our customers and mitigate the potentially negative impact rising steel prices could have on operating income.
o The roofing granules and abrasives business is expected to continue to perform well long-term, although increased energy costs, reduced volume on a comparative basis from post-Katrina rebuilding experienced in the fourth quarter of 2005 and a fourth quarter 2006 slowdown in the roofing granule business could reduce operating margins. This business is pursuing the use of more energy-efficient equipment to help mitigate the increased energy-related costs.
o Due to a strong natural gas market and additional North American opportunities, demand for air-cooled heat exchangers is expected to remain strong for the remainder of 2006.

RESULTS OF OPERATIONS

---------------------------------------------------------------------------------------------------------------------------------
                                                                                THREE MONTHS                 NINE MONTHS
                                                                             ENDED SEPTEMBER 30           ENDED SEPTEMBER 30
(DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AND PERCENTAGES)                  2006          2005           2006          2005
---------------------------------------------------------------------------------------------------------------------------------
Revenues from continuing operations                                        $  875.9      $  697.5       $2,511.0      $2,033.7
Cost of services and products sold                                            646.0         532.6        1,866.6       1,552.6
Selling, general and administrative expenses                                  126.4          95.1          370.9         287.3
Other (income) expenses                                                         2.6          (0.5)           6.1           0.3
Operating income from continuing operations                                   100.2          69.6          265.2         191.4
Interest expense                                                               15.3           9.9           44.0          30.8
Income tax expense from continuing operations                                  28.3          18.6           73.9          51.4
Net income                                                                     55.8          40.0          143.9         104.8
Diluted earnings per common share                                              1.32          0.95           3.41          2.49
Consolidated effective income tax rate                                         32.9%         30.8%          32.9%         31.6%
---------------------------------------------------------------------------------------------------------------------------------

COMPARATIVE ANALYSIS OF CONSOLIDATED RESULTS

REVENUES
Revenues for the third quarter of 2006 increased $178.5 million or 26% from the third quarter of 2005. Revenues for the first nine months of 2006 increased $477.3 million or 23% from the first nine months of 2005. These increases were attributable to the following significant items:

                  HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

   CHANGES IN REVENUES - 2006 VS. 2005                                                     THIRD QUARTER            NINE MONTHS
   ----------------------------------------------------------------------------------------------------------------------------
   (IN MILLIONS)
   ----------------------------------------------------------------------------------------------------------------------------
   Net effect of business acquisitions and divestitures in the Mill Services                 $  104.1                $  287.5
       Segment ($55.3 million and $163.7 million, for the third quarter and nine months, respectively) and the Access Services Segment ($48.8 million and $123.8 million for the third quarter and nine months, respectively).
   Net increased revenues in the Access Services Segment due principally to                      26.1                    64.7
       improved markets in North America and the continued strength of the international business, particularly in Europe (excluding the net effect of acquisitions and divestitures).
   Net increased volume, new contracts and sales price changes in the Mill                       27.7                    53.0
       Services Segment, particularly the U.S. (excluding acquisitions).
   Increased revenues of the air-cooled heat exchangers business due to an                        6.4                    28.2
       improved natural gas market.
   Net increased revenues in the Gas Technologies Segment due principally to                      4.2                    19.0
       increased demand for certain valves, cryogenics equipment and industrial cylinders.
   Increased revenues in the industrial grating products business due to improved                 3.6                     7.6
       pricing as a result of higher commodity costs.
   Effect of positive foreign currency translation.                                              17.6                     5.2
   Increased revenues in the railway track maintenance services and equipment                     --                      3.4
       business due to increased contract services and repair parts sales, partially offset by decreased rail equipment sales.
   Decreased revenues in the railway track maintenance services and equipment                   (13.6)                    --
       business due to decreased rail equipment sales, partially offset by increased contract services.
   Other (minor changes across the various units not already mentioned).                          2.4                     8.7
   ----------------------------------------------------------------------------------------------------------------------------
   Total Change in Revenues - 2006 vs. 2005                                                  $  178.5                $  477.3
   ============================================================================================================================

COST OF SERVICES AND PRODUCTS SOLD
Cost of services and products sold for the third quarter of 2006 increased $113.3 million, or 21%, from the third quarter of 2005, a lower rate than the 26% increase in revenues. Cost of services and products sold for the first nine months of 2006 increased $314.0 million, or 20%, from the first nine months of 2005, a lower rate than the 23% increase in revenues. These changes were attributable to the following significant items:

   CHANGES IN COST OF SERVICES AND PRODUCTS SOLD - 2006 VS. 2005                           THIRD QUARTER           NINE MONTHS
   ----------------------------------------------------------------------------------------------------------------------------
   (IN MILLIONS)
   ----------------------------------------------------------------------------------------------------------------------------
   Net effect of business acquisitions and divestitures.                                     $   72.3                $  196.4
   Increased costs due to increased revenues (exclusive of the effect of foreign                 40.8                   138.0
       currency translation and business acquisitions and including the impact of increased commodity and energy costs included in selling prices).
   Effect of foreign currency translation.                                                       12.8                     4.3
   Other (due to product mix; cost controls; process improvements; volume-                      (12.6)                  (24.7)
       related efficiencies and minor changes across the various units not already mentioned; partially offset by increased fuel and energy-related costs not recovered through selling prices).
   ----------------------------------------------------------------------------------------------------------------------------
   Total Change in Cost of Services and Products Sold - 2006 vs. 2005                        $  113.3                $  314.0
   ============================================================================================================================

                  HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative (SG&A) expenses for the third quarter of 2006 increased $31.4 million or 33% from the third quarter of 2005, a higher rate than the 26% increase in revenues. SG&A expenses for the first nine months of 2006 increased $83.6 million or 29% from the first nine months of 2005, a higher rate than the 23% increase in revenues. These higher relative percentage increases in SG&A expenses as compared with revenues were due principally to the effect of certain acquisitions which, by their nature, have a higher percentage of SG&A-related costs. The increases in SG&A expense amounts were attributable to the following significant items with the principal driver being the continued expansion of the business:

   CHANGES IN SELLING, GENERAL AND ADMINISTRATIVE
         EXPENSES - 2006 VS. 2005                                                          THIRD QUARTER           NINE MONTHS
   ----------------------------------------------------------------------------------------------------------------------------
   (IN MILLIONS)
   ----------------------------------------------------------------------------------------------------------------------------
   Net effect of business acquisitions and divestitures.                                     $   19.1                $   53.7
   Higher compensation expense due to salary increases, increased headcount,                      5.1                    17.7
       higher commissions and employee incentive plan costs due to improved performance.
   Increased space and equipment rentals, supplies, utilities and fuel costs.                     1.0                     3.0
   Increased professional fees.                                                                   1.4                     2.6
   Increased travel and entertainment expenses.                                                   1.0                     2.1
   Effect of foreign currency translation.                                                        2.8                     0.3
   Other.                                                                                         1.0                     4.2
   ----------------------------------------------------------------------------------------------------------------------------
   Total Change in Selling, General and Administrative
         Expenses - 2006 vs. 2005                                                            $   31.4                $   83.6
   ============================================================================================================================

OTHER (INCOME) EXPENSES
This income statement classification includes impaired asset write-downs, employee termination benefit costs and costs to exit activities, offset by net gains on the disposal of non-core assets. Net Other expenses were $2.6 million in the third quarter of 2006, compared with income of $0.5 million in the comparable 2005 period. Net Other expenses were $6.1 million in the first nine months of 2006, compared with $0.3 million in the first nine months of 2005. These increases in net expenses were attributable to the following significant items:

   CHANGES IN OTHER (INCOME) EXPENSES - 2006 VS. 2005                                      THIRD QUARTER           NINE MONTHS
   ----------------------------------------------------------------------------------------------------------------------------
   (IN MILLIONS)
   ----------------------------------------------------------------------------------------------------------------------------
   Increase in impaired asset write-downs due principally to exiting an                      $    4.3                $    4.0
       underperforming product line of the Gas Technologies Segment.
   (Increase)/decrease in net gains on the disposal of non-core assets.                          (0.6)                    1.6
   Increase in other expenses due principally to certain contract termination costs
       in the second and third quarters of 2006.                                                  0.3                     1.3
   Increase/(decrease) in costs to exit activities.                                              (0.3)                    0.3
   Decrease in employee termination benefit costs.                                               (0.6)                   (1.4)
   ----------------------------------------------------------------------------------------------------------------------------
   Total Change in Other (Income) Expenses - 2006 vs. 2005                                   $    3.1                $    5.8
   ============================================================================================================================

INTEREST EXPENSE
Interest expense for the third quarter of 2006 increased $5.3 million or 54% and $13.2 million or 43% from the third quarter and first nine months of 2005, respectively. These increases were principally due to increased borrowings to finance business acquisitions made in the fourth quarter of 2005.

INCOME TAX EXPENSE FROM CONTINUING OPERATIONS
Income tax expense from continuing operations increased $9.7 million or 52% and $22.5 million or 44%, for the third quarter and first nine months of 2006, respectively. This was primarily due to increased earnings from continuing operations and, to a lesser extent, an increased effective income tax rate from continuing operations. The effective income tax rate of 32.9% for both the third quarter and first nine months of 2006, compared with 30.8% and 31.6% for the third quarter and first nine months of 2005, respectively. The increase in the effective income tax rate for both the third

                  HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

quarter and first nine months 2006 was primarily due to a one-time tax benefit in the third quarter of 2005 related to an approximately $1.0 million tax refund from an international jurisdiction.

NET INCOME AND EARNINGS PER SHARE
Net income of $55.8 million and diluted earnings per share of $1.32 in the third quarter of 2006 exceeded the third quarter of 2005 by $15.8 million or 40% and $0.37 or 39%, respectively. Net income of $143.9 million and diluted earnings per share of $3.41 in the first nine months of 2006 exceeded the first nine months of 2005 by $39.1 million or 37% and $0.92 or 37%, respectively. These increases are primarily due to strong demand for most of the Company's services and products and the net effect of business acquisitions and divestitures.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW
Building on 2005's record cash provided by operations of $315.3 million, the Company continued its momentum by achieving a record $278.9 million in operating cash in the first nine months of 2006, 20% higher than the $232.6 million in the first nine months of 2005. Since the fourth quarter has historically been the most significant for cash flow generation, the Company's management reaffirms its previously stated strategic objective for 2006 of generating a record $400 million in net cash provided by operating activities.

The significant source of cash generated in the first nine months of 2006 enabled the Company to invest $256.5 million in capital expenditures (over 44% of which were for revenue-growth projects); pay $40.9 million in stockholder dividends; invest $11.4 million in business acquisitions; and make $10.6 million in voluntary contributions to the Company's defined benefit pension plans. Additionally, the Company has generated $11.4 million of cash from the sale of non-core assets during the first nine months of 2006, making substantial progress towards the Company's 2006 target of $15 million.

The Company's net cash borrowings decreased $19.9 million in the first nine months of 2006. Balance sheet debt, which is affected by foreign currency translation, increased $33.9 million from December 31, 2005. However, for the same period, the debt to total capital ratio declined from 50.4% to 47.5% as a result of increased Stockholders' Equity.

The Company's strategy remains to redeploy excess or discretionary cash in long-term, high renewal-rate services contracts for the Mill Services business; for growth and international diversification in the Access Services Segment and the railway track maintenance services and equipment business; and for sensible bolt-on acquisitions in the industrial services businesses. The Company also forsees continuing its long and consistent history of paying dividends to stockholders and pay down debt to the extent possible.

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

Major uses of operating cash flows and borrowed funds include payroll costs and related benefits; pension funding payments; raw material purchases for the manufacturing businesses; income tax payments; interest payments; insurance premiums and payments of self-insured casualty losses; and machinery, equipment, automobile and facility rental payments. Other primary uses of cash include capital investments, principally in the industrial services businesses; debt principal and interest payments; and dividend payments. Cash will also be used for bolt-on acquisitions as the appropriate opportunities arise.

                  HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

      RESOURCES AVAILABLE FOR CASH REQUIREMENTS - The Company has various credit facilities and commercial paper programs available for use throughout the world. The following table illustrates the amounts outstanding under credit facilities and commercial paper programs and available credit at September 30, 2006.

   SUMMARY OF CREDIT FACILITIES AND
   COMMERCIAL PAPER PROGRAMS                                 AS OF SEPTEMBER 30, 2006
   --------------------------------------------------------------------------------------------
   (IN MILLIONS)                                     FACILITY       OUTSTANDING     AVAILABLE
                                                      LIMIT           BALANCE         CREDIT
   --------------------------------------------------------------------------------------------
   U.S. commercial paper program                     $  550.0(a)     $  266.9        $  283.1

   Euro commercial paper program                        254.1           191.4            62.7

   Revolving credit facility (b)                        450.0            --             450.0

   Supplemental credit facility (b)                     100.0            --             100.0

   Bilateral credit facility (c)                         50.0             9.4            40.6
   --------------------------------------------------------------------------------------------

   TOTALS AT SEPTEMBER 30, 2006                      $1,404.1        $  467.7        $  936.4(d)
   ============================================================================================

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

      CREDIT RATINGS AND OUTLOOK - The following table summarizes the Company's debt ratings at September 30, 2006:

                                                                U.S.-BASED
                                       LONG-TERM NOTES       COMMERCIAL PAPER          OUTLOOK
   ---------------------------------------------------------------------------------------------
   Standard & Poor's (S&P)                   A-                     A-2                Stable
   Moody's                                   A3                     P-2                Stable
   Fitch                                     A-                     F2                 Stable
   ---------------------------------------------------------------------------------------------

The Company's euro-based commercial paper program has not been rated since the euro market does not require it. In August 2006, S&P reaffirmed its A- and A-2 ratings for the Company's long-term notes and U.S. commercial paper, respectively, and its stable outlook. In August 2006, Fitch reaffirmed its A-and F2 ratings for the Company's long-term notes and U.S. commercial paper, respectively, and its stable outlook. Moody's reaffirmed its ratings for the Company in December 2005. A downgrade to the Company's credit ratings would probably increase borrowing costs to the Company, while an improvement in the Company's credit ratings would probably decrease borrowing costs to the Company.

                  HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

      WORKING CAPITAL POSITION - Changes in the Company's working capital are reflected in the following table:

                                                        SEPTEMBER 30     DECEMBER 31      INCREASE
   (DOLLARS ARE IN MILLIONS)                                2006            2005         (DECREASE)
   -------------------------------------------------------------------------------------------------
   CURRENT ASSETS
      Cash and cash equivalents                           $   99.5        $  120.9        $  (21.4)
      Accounts receivable, net                               754.8           666.3            88.5
      Inventories                                            284.8           251.1            33.7
      Other current assets                                    81.0            60.4            20.6
      Assets held-for-sale                                     2.1             2.3            (0.2)
   -------------------------------------------------------------------------------------------------
            Total current assets                           1,222.2         1,101.0           121.2
   -------------------------------------------------------------------------------------------------

   CURRENT LIABILITIES
      Notes payable and current maturities                   108.6           104.0             4.6
      Accounts payable                                       255.0           247.2             7.8
      Accrued compensation                                    85.1            75.7             9.4
      Income taxes payable                                    69.0            42.3            26.7
      Other current liabilities                              322.5           279.2            43.3
   -------------------------------------------------------------------------------------------------
            Total current liabilities                        840.2           748.4            91.8
   -------------------------------------------------------------------------------------------------

   WORKING CAPITAL                                        $  382.0        $  352.6        $   29.4
   -------------------------------------------------------------------------------------------------

   CURRENT RATIO                                             1.5:1           1.5:1
   =================================================================================================

Working capital increased approximately 8% in the first nine months of 2006 due principally to the following factors:

   o Cash decreased by $21.4 million due principally to payments made to reduce the Company's net cash borrowings.

   o Net receivables increased by $88.5 million due principally to increases in the Mill Services and Access Services Segments which were largely due to higher sales, timing of collections, and foreign currency translation as a result of the strengthening of the euro and the British pound sterling in relation to the U.S. dollar. Partially offsetting these increases was the timing of cash collections in the railway track maintenance services and equipment business.

   o Inventories increased $33.7 million from December 31, 2005 due to the following factors:

      - Increased raw materials, finished goods and work-in-process inventories in the Gas Technologies Segment due to higher material costs and to meet expected customer demand.

      - Increased finished goods and raw materials in the Engineered Products and Services Category due to higher material costs and to meet expected customer demand.

      - Increased inventories in the Access Services business due to the Cleton acquisition and to meet expected customer demand.

   o Income taxes payable increased $26.7 million due to increased earnings in the third quarter of 2006 and certain tax reserves that were offset by an increase in other current assets.

   o Other current liabilities increased $43.3 million principally due to accrued interest on the Company's borrowings and, to a lesser extent, foreign currency translation and increased insurance liabilities.

CERTAINTY OF CASH FLOWS - The certainty of the Company's future cash flows is underpinned by the long-term nature of the Company's mill services contracts. At December 31, 2005, the Company's mill services contracts had estimated future revenues of $4.3 billion. In addition, as of September 30, 2006, the Company had an order backlog of $311.8 million for its manufacturing businesses and railway track maintenance services and equipment business. This compares with $275.8 million at December 31, 2005 and $323.4 million at September 30, 2005. The increase from December 31,

                  HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

2005 is due principally to increased demand for certain products within the Gas Technologies Segment as well as heat exchangers and industrial grating within the Engineered Products and Services ("all other") Category. The decrease from September 30, 2005 is due principally to the timing of orders and shipments of railway track maintenance equipment. The railway track maintenance services and equipment business backlog includes a significant portion that will not be realized until 2007 and later due to the long lead time necessary to build certain equipment, and the long-term nature of certain service contracts. Backlog for scaffolding, shoring and forming services and for roofing granules and slag abrasives is not included in the total backlog because it is generally not relevant, due to the short lead times between customer orders and the provision of services or delivery of products.

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

CASH FLOW SUMMARY
The Company's cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

   SUMMARIZED CASH FLOW INFORMATION
   ----------------------------------------------------------------------------------
                                                              NINE MONTHS ENDED
                                                                 SEPTEMBER 30
   (IN MILLIONS)                                            2006             2005
   ----------------------------------------------------------------------------------
   Net cash provided by (used in):
      Operating activities                                $  278.9         $  232.6
      Investing activities                                  (256.4)          (198.9)
      Financing activities                                   (53.2)            (7.0)
      Effect of exchange rate changes on cash                  9.2             (7.5)
   ----------------------------------------------------------------------------------
      Net change in cash and cash equivalents             $  (21.4)(a)     $   19.1(a)
   ==================================================================================

   (a) Does not total due to rounding

CASH FROM OPERATING ACTIVITIES - Net cash provided by operating activities in the first nine months of 2006 was $278.9 million, an increase of $46.3 million (20%) from the first nine months of 2005. The increased cash from operations was a result of the following factors:

   o Increased net income in the first nine months of 2006 compared with the first nine months of 2005.

   o The use of cash for net inventories in the first nine months of 2006 was significantly less than the use of cash for net inventories for the comparable period in 2005. This was due principally to the timing of inventory purchases in the railway track maintenance services and equipment business, partially offset by purchases for the industrial grating business to take advantage of reduced pricing opportunities.

   o Net receivables increased as of September 30, 2006 compared with December 31, 2005. This was due to overall increased sales during the third quarter of 2006 compared with the fourth quarter of 2005 and the timing of cash collections in the Mill Services and Gas Technologies Segments as well as the international Access Services business.

   o The source of cash for other assets and liabilities in the first nine months of 2006 was significantly less than the source of cash for other assets and liabilities for the comparable period in 2005. This was principally due to an increase in insurance liabilities during 2005 not repeated in 2006, partially offset by an increase in the tax provision due to increased net income in 2006. The increased insurance liabilities during 2005 were directly offset by increased third-party insurance claim receivables.

      CASH USED IN INVESTING ACTIVITIES - Capital investments for the first nine months of 2006 were $256.5 million. This was an increase of $47.2 million (23%) over the first nine months of 2005. Over 44% of the investments were for projects intended to grow future revenues. Investments were made predominantly in the industrial services businesses, with 47% in the Mill Services Segment and 40% in the Access Services Segment. Throughout the remainder of 2006 and into

                  HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

2007, the Company plans to continue to invest in high-return projects and bolt-on acquisitions, principally in the industrial services businesses.

      CASH USED IN FINANCING ACTIVITIES - The following table summarizes the Company's debt and capital positions at September 30, 2006 and December 31, 2005.

                                                       SEPTEMBER 30      DECEMBER 31
   (DOLLARS ARE IN MILLIONS)                                2006             2005
   ----------------------------------------------------------------------------------
   Notes Payable and Current Maturities                   $  108.6         $  104.0
   Long-term Debt                                            935.1            905.9
   ----------------------------------------------------------------------------------
   Total Debt                                              1,043.7          1,009.9
   Total Equity                                            1,155.0            993.9
   ----------------------------------------------------------------------------------
   Total Capital                                          $2,198.7         $2,003.9(a)

   Total Debt to Total Capital                                47.5%            50.4%
   ==================================================================================

   (a) Does not total due to rounding

The Company's debt as a percent of total capital as of September 30, 2006 decreased from December 31, 2005. Balance sheet debt increased due to foreign currency translation resulting from the weakening of the U.S. dollar in comparison with the euro and the British pound sterling. Additionally, total equity increased due principally to increased net income for the nine months ended September 30, 2006, and positive foreign currency translation, and to a lesser extent, increases in additional paid-in capital for stock option exercises.

DEBT COVENANTS
The Company's credit facilities and certain notes payable agreements contain covenants requiring a minimum net worth of $475 million and a maximum debt to capital ratio of 60%. Based on balances at September 30, 2006, the Company could increase borrowings by approximately $688.3 million and still be within its debt covenants. Alternatively, keeping all other factors constant, the Company's equity could decrease by approximately $457.9 million and the Company would still be within its covenants. The Company's 7.25% British pound sterling-denominated notes due October 27, 2010 also include a covenant that permits the note holders to redeem their notes, at par, in the event of a change of control of the Company. The Company expects to be compliant with these debt covenants one year from now.

CASH AND VALUE-BASED MANAGEMENT
The Company plans to continue with its strategy of selective investing for strategic purposes for the foreseeable future. The goal of this strategy is to improve the Company's Economic Value Added (EVA(R)) under the program that commenced January 1, 2002. Under this program, the Company evaluates strategic investments based upon the investment's economic profit. EVA equals after-tax operating profits less a charge for the use of the capital employed to create those profits (only the service cost portion of pension expense is included for EVA purposes). Therefore, value is created when a project or initiative produces a return above the cost of capital. Consistent with the third quarter and the first nine months of 2006 results, meaningful improvement in EVA was achieved compared with the third quarter and the first nine months of 2005.

The Company is committed to continue paying dividends to stockholders. The Company has increased the dividend rate for twelve consecutive years, and in August 2006, the Company paid its 225th consecutive quarterly cash dividend. In September 2006, the Company declared its 226th consecutive quarterly cash dividend. The Company also plans to pay down debt to the extent possible. Additionally, the Company has authorization to repurchase up to one million of its shares through January 1, 2007.

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

                  HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------------------

See Part II, Item 1A, "Risk Factors," for quantitative and qualitative disclosures about market risk.


ITEM 4.     CONTROLS AND PROCEDURES
-----------------------------------

The Company's management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of September 30, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective. There have been no significant changes in internal controls over financial reporting that could materially affect, or are likely to materially affect, internal control over financial reporting during the third quarter of 2006.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
-----------------------------

Information on legal proceedings is included under Part I, Item 1, Footnote I labeled "Commitments and Contingencies."


ITEM 1A.    RISK FACTORS
------------------------

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

o The railway track maintenance services and equipment business may be adversely impacted by developments in the railroad industry that lead to lower capital spending or reduced maintenance spending;

o The industrial abrasives and roofing granules business may be adversely impacted by reduced home resales or economic conditions that slow the rate of residential roof replacement, or by slowdowns in the industrial and infrastructure refurbishment industries;

o The industrial grating business may be adversely impacted by slowdowns in non-residential construction and industrial production;

o The air-cooled heat exchangers business is affected by cyclical conditions present in the natural gas industry. A high demand for natural gas is currently creating increased demand for the Company's air-cooled heat exchangers. However, a slowdown in natural gas production could adversely affect this business; and

o The Company's Gas Technologies business may be adversely impacted by reduced industrial production, and lower demand for industrial gases, slowdowns in demand for medical cylinders, valves, or lower demand for natural gas vehicles.

   THE COMPANY'S DEFINED BENEFIT PENSION EXPENSE IS DIRECTLY AFFECTED BY THE EQUITY AND BOND MARKETS AND A DOWNWARD TREND IN THOSE MARKETS COULD ADVERSELY IMPACT THE COMPANY'S FUTURE EARNINGS. AN UPWARD TREND IN THE EQUITY AND BOND MARKETS COULD POSITIVELY AFFECT THE COMPANY'S FUTURE EARNINGS.

In addition to the economic issues that directly affect the Company's businesses, changes in the performance of equity and bond markets, particularly in the United Kingdom and the United States, impact actuarial assumptions used in determining annual pension expense, pension liabilities and the valuation of the assets in the Company's defined benefit pension plans. The downturn in financial markets during 2000, 2001 and 2002 negatively impacted the Company's pension expense and the accounting for pension assets and liabilities. This resulted in an increase in pre-tax defined benefit pension expense from continuing operations of approximately $20.8 million for calendar year 2002 compared with 2001 and $17.7 million for calendar year 2003 compared with 2002. The upturn in certain financial markets beginning in 2003 and certain plan design changes (discussed below) contributed to a decrease in pre-tax defined benefit pension expense from continuing operations of approximately $3.8 million for 2005 compared with 2004, and approximately $5.4 million for 2004 compared with 2003. Additionally, defined benefit pension expense declined $0.8 million for the first nine

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION

months of 2006 compared with the first nine months of 2005. An upward trend in capital markets would likely result in a decrease in future unfunded obligations and pension expense. This could also result in an increase to Stockholders' Equity and a decrease in the Company's statutory funding requirements. If the financial markets deteriorate, it would most likely have a negative impact on the Company's pension expense and the accounting for pension assets and liabilities. This could result in a decrease to Stockholders' Equity and an increase in the Company's statutory funding requirements.

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

Should circumstances change that affect these estimates, changes (either increases or decreases) to the net pension obligations may be required and would be recorded in accordance with the provisions of SFAS 87 and SFAS 158. For more information on the impact of SFAS 158 see note L, "New Financial Accounting Standards Issued," in Part I, Item I, Financial Statements. Additionally, certain events could result in the pension obligation changing at a time other than the annual measurement date. This would occur when the benefit plan is amended or when plan curtailments occur under the provisions of SFAS 88.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION

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

The Company has operations in several countries in the Middle East, including Bahrain, Egypt, Saudi Arabia, United Arab Emirates and Qatar, which are geographically close to Iraq, Iran, Israel, Lebanon and other countries with a continued high risk of armed hostilities. During the first nine months of 2006, 2005 and 2004, these countries contributed approximately $26.2 million, $23.8 million and $17.5 million, respectively, to the Company's operating income. Additionally, the Company has operations in and sales to countries that have encountered outbreaks of communicable diseases (e.g., Acquired Immune Deficiency Syndrome (AIDS) and others). Should these outbreaks worsen or spread to other countries, the Company may be negatively impacted through reduced sales to and within those countries and other countries impacted by such diseases.

   EXCHANGE RATE FLUCTUATIONS MAY ADVERSELY IMPACT THE COMPANY'S BUSINESS.

Fluctuations in foreign exchange rates between the U.S. dollar and the approximately 40 other currencies in which the Company conducts business may adversely impact the Company's operating income and income from continuing operations in any given fiscal period. Approximately 62% and 59% of the Company's sales and approximately 71% and 69% of the Company's operating income from continuing operations for the nine months ended September 30, 2006 and 2005, respectively, were derived from operations outside the United States. More specifically, during the nine months ended September 30, 2006 and 2005, approximately 20% and 21%, respectively, of the Company's revenues were derived from operations in the U.K. Additionally, approximately 22% and 18% of the Company's revenues were derived from operations with the euro as their functional currency during the nine months ended September 30, 2006 and September 30, 2005, respectively. Given the structure of the Company's revenues and expenses, an increase in the value of the U.S. dollar relative to the foreign currencies in which the Company earns its revenues generally has a negative impact on operating income, whereas a decrease in the value of the U.S. dollar tends to have the opposite effect. The Company's principal foreign currency exposures are to the British pound sterling and the euro, and the exposure to these currencies, as well as other foreign currencies, has increased in 2006 due to the acquisitions of Hunnebeck and the Northern Hemisphere mill services operations of Brambles Industrial Services ("BISNH") in the fourth quarter of 2005 and the acquisition of Cleton in the third quarter of 2006.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION

Compared with the corresponding period in 2005, the average values of major currencies changed as follows in relation to the U.S. dollar during the third quarter and the first nine months of 2006, impacting the Company's sales and income:

                                       THREE MONTHS ENDED                        NINE MONTHS ENDED
       FOREIGN CURRENCY                   SEPTEMBER 30                              SEPTEMBER 30
   -------------------------------------------------------------------------------------------------------
     British pound sterling            Strengthened by 6%                       Weakened by less than 1%
     euro                              Strengthened by 5%                       Weakened by less than 1%
     South African rand                Weakened by 11%                          Weakened by 6%
     Brazilian real                    Strengthened by 7%                       Strengthened by 12%
     Australian dollar                 Strengthened by less than 1%             Weakened by 2%

Compared with exchange rates at December 31, 2005, the values of major currencies changed as follows as of September 30, 2006:

   o     British pound sterling       Strengthened by 8%
   o     euro                         Strengthened by 7%
   o     South African rand           Weakened by 21%
   o     Brazilian real               Strengthened by 7%
   o     Australian dollar            Strengthened by 2%

The Company's foreign currency exposures increase the risk of income statement, balance sheet and cash flow volatility. If the above currencies change materially in relation to the U.S. dollar, the Company's financial position, results of operations, or cash flows may be materially affected.

To illustrate the effect of foreign currency exchange rate changes in certain key markets of the Company, in the first nine months of 2006, revenues would have been approximately 0.2% or $5.2 million lower while operating income would have been approximately 0.5% or $1.2 million lower if the average exchange rates for the first nine months of 2005 were utilized. A similar comparison for the first nine months of 2005 would have decreased revenues approximately 2% or $34.6 million while operating income would have been approximately 2% or $4.0 million less if the average exchange rates would have remained the same as the first nine months of 2004.

Currency changes result in assets and liabilities denominated in local currencies being translated into U.S. dollars at different amounts than at the prior period end. These currency changes resulted in increased net assets of $45.2 million and decreased net assets of $32.5 million, at September 30, 2006 and 2005, respectively, when compared with December 31, 2005 and 2004, respectively.

The Company seeks to reduce exposures to foreign currency transaction fluctuations through the use of forward exchange contracts. At September 30, 2006, the notional amount of these contracts was $125.8 million, and over 99% will mature in the fourth quarter of 2006. The Company does not hold or issue financial instruments for trading purposes, and it is the Company's policy to prohibit the use of derivatives for speculative purposes.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION

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

o The Company's Mill Services business is sustained mainly through contract renewals. Historically, the Company's contract renewal rate has averaged approximately 95%. If the Company is unable to renew its contracts at the historical rates or renewals are at reduced prices, revenue may decline.
o The Company's Access Services business rents and sells equipment and provides erection and dismantling services to principally the non-residential construction and industrial plant maintenance markets. Contracts are awarded based upon the Company's engineering capabilities, product availability, safety record, and the ability to competitively price its rentals and services. Commencing in 2000, due to economic downturns in their home markets, certain international competitors exported significant quantities of rental equipment to the markets the Company serves, particularly the U.S. This resulted in an oversupply of certain equipment and a consequential reduction in product and rental pricing in the markets receiving the excess equipment. The effect of these actions was mitigated, to some extent, in 2005 and the first nine months of 2006 due to a buoyant U.S. non-residential construction market. However, if the Company is unable to consistently provide high-quality products and services at competitive prices, it may lose customers or operating margins may decline due to reduced selling prices.
o The Company's manufacturing businesses compete with companies that manufacture similar products both internationally and domestically. Certain international competitors export their products into the United States and sell them at lower prices due to lower labor costs and government subsidies for exports. Such practices may limit the prices the Company can charge for its products and services. Additionally, unfavorable foreign exchange rates can adversely impact the Company's ability to match the prices charged by international competitors. If the Company is unable to match the prices charged by international competitors, it may lose customers.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION

financial difficulty, or file for bankruptcy protection, it could adversely impact the Company's income, cash flows and asset valuations. As part of its credit risk management practices, the Company is developing strategies to mitigate this increased concentration of credit risk.

   INCREASES IN ENERGY PRICES COULD INCREASE THE COMPANY'S OPERATING COSTS AND REDUCE ITS PROFITABILITY.

Worldwide political and economic conditions, an imbalance in the supply and demand for oil, extreme weather conditions, armed hostilities in oil-producing regions, among other factors, may result in an increase in the volatility of energy costs, both on a macro basis and for the Company specifically. In the first nine months of 2006 and 2005, energy-related costs have approximated 4.1% and 3.7% of the Company's revenue, respectively. To the extent that such costs cannot be passed to customers in the future, operating income and results of operations may be adversely affected.

   INCREASES OR DECREASES IN PURCHASE PRICES OR AVAILABILITY OF STEEL OR OTHER MATERIALS AND COMMODITIES MAY AFFECT THE COMPANY'S PROFITABILITY.

The profitability of the Company's manufactured products is affected by changing purchase prices of steel and other materials and commodities. Beginning in 2004, the price paid for steel and certain other commodities increased significantly compared with prior years. Although these costs moderated in 2005, such costs increased during the first nine months of 2006 and the current outlook for the fourth quarter of 2006 indicates that the cost increases will continue on a comparative basis with 2005. If raw material costs associated with the Company's manufactured products continue to increase and the costs cannot be passed on to the Company's customers, operating income would be adversely affected. Additionally, decreased availability of steel or other materials, such as carbon fiber used to manufacture filament-wound composite cylinders, could affect the Company's ability to produce manufactured products in a timely manner. If the Company cannot obtain the necessary raw materials for its manufactured products, then revenues, operating income and cash flows will be adversely affected.

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

The Company is currently involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites under the federal "Superfund" law. At several sites, the Company is currently conducting environmental remediation, and it is probable that the Company will agree to make payments toward funding certain other of these remediation activities. It also is possible that some of these matters will be decided unfavorably to the Company and that other sites requiring remediation will be identified. Each of these matters is subject to various uncertainties and financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Company has evaluated its potential liability and the Consolidated Balance Sheets for September 30, 2006 and December 31, 2005 include an accrual of $3.3 million and $2.8 million for environmental matters, respectively. The amounts charged against pre-tax earnings related to environmental matters totaled $1.2 million and $0.8 million for the nine months ended September 30, 2006 and 2005, respectively. The liability for future remediation costs is evaluated on a quarterly basis. Actual costs to be incurred at identified sites in future periods may be greater than the estimates, given inherent uncertainties in evaluating environmental exposures.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION

   RESTRICTIONS IMPOSED BY THE COMPANY'S CREDIT FACILITIES AND OUTSTANDING NOTES MAY LIMIT THE COMPANY'S ABILITY TO OBTAIN ADDITIONAL FINANCING OR TO PURSUE BUSINESS OPPORTUNITIES.

The Company's credit facilities and certain notes payable agreements contain a covenant requiring a maximum debt to capital ratio of 60%. In addition, certain notes payable agreements also contain a covenant requiring a minimum net worth of $475 million. These covenants limit the amount of debt the Company may incur, which could limit its ability to obtain additional financing or to pursue business opportunities. In addition, the Company's ability to comply with these ratios may be affected by events beyond its control. A breach of any of these covenants or the inability to comply with the required financial ratios could result in a default under these credit facilities. In the event of any default under these credit facilities, the lenders under those facilities could elect to declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be due and payable, which would cause an event of default under the notes. This could, in turn, trigger an event of default under the cross-default provisions of the Company's other outstanding indebtedness. At September 30, 2006, the Company was in compliance with a debt to capital ratio of 47.5% and a net worth of $1,155.0 million. The company had $378.9 million in outstanding indebtedness containing these covenants at September 30, 2006.

   HIGHER THAN EXPECTED CLAIMS UNDER INSURANCE POLICIES, UNDER WHICH THE COMPANY RETAINS A PORTION OF RISK, COULD ADVERSELY IMPACT RESULTS OF OPERATIONS AND CASH FLOWS.

The Company retains a significant portion of the risk for property, workers' compensation, U.K. employers' liability, automobile, general and product liability losses. Reserves have been recorded which reflect the undiscounted estimated liabilities for ultimate losses including claims incurred but not reported. Inherent in these estimates are assumptions that are based on the Company's history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends. At September 30, 2006 and December 31, 2005, the Company had recorded liabilities of $105.7 million and $102.3 million, respectively, related to both asserted and unasserted insurance claims. Included in the balances at September 30, 2006 and December 31, 2005 were $20.8 million and $25.2 million, respectively, of recognized liabilities covered by insurance carriers. If actual claims are higher than those projected by management, an increase to the Company's insurance reserves may be required and would be recorded as a charge to income in the period the need for the change was determined. Conversely, if actual claims are lower than those projected by management, a decrease to the Company's insurance reserves may be required and would be recorded as a reduction to expense in the period the need for the change was determined.

   THE SEASONALITY OF THE COMPANY'S BUSINESS MAY CAUSE ITS QUARTERLY RESULTS TO FLUCTUATE.

The Company has historically generated the majority of its cash flows in the third and fourth quarters (periods ending September 30 and December 31). This is a direct result of normally higher sales and income during the second half of the year, as the Company's business tends to follow seasonal patterns. If the Company is unable to successfully manage the cash flow and other effects of seasonality on the business, its results of operations may suffer.

   HISTORICAL REVENUE PATTERNS
   (IN MILLIONS)                                         2006         2005         2004         2003         2002         2001
   -------------------------------------------------------------------------------------------------------------------------------
   First Quarter Ended
   March 31                                            $  769.6     $  640.1     $  556.3     $  487.9     $  458.6     $  505.0

   Second Quarter Ended                                   865.5        696.1        617.6        536.4        510.3        510.1
   June 30

   Third Quarter Ended                                    875.9        697.5        617.3        530.2        510.5        510.3
   September 30

   Fourth Quarter Ended                                    --          732.5        710.9        564.0        497.3        499.7
   December 31
   -------------------------------------------------------------------------------------------------------------------------------
   Totals                                              $   --       $2,766.2     $2,502.1     $2,118.5     $1,976.7     $2,025.2(a)
   ===============================================================================================================================

  (a) Does not total due to rounding.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION

   HISTORICAL CASH PROVIDED BY OPERATIONS
   (IN MILLIONS)                                         2006         2005         2004         2003         2002         2001
   -------------------------------------------------------------------------------------------------------------------------------
   First Quarter Ended
   March 31                                            $   69.8     $   48.1     $   32.4     $   31.2     $    9.0     $    2.6

   Second Quarter Ended                                   114.5         86.3         64.6         59.2         71.4         65.1
   June 30

   Third Quarter Ended                                     94.6         98.1         68.9         64.1         83.3         66.1
   September 30

   Fourth Quarter Ended                                    --           82.7        104.6        108.4         90.1        106.9
   December 31
   -------------------------------------------------------------------------------------------------------------------------------

   Totals                                              $   --       $  315.3(a)  $  270.5     $  262.8(a)  $  253.8     $  240.6(a)
   ===============================================================================================================================

   (a) Does not total due to rounding.

   THE COMPANY'S CASH FLOWS AND EARNINGS ARE SUBJECT TO CHANGES IN INTEREST
   RATES.

The Company's total debt as of September 30, 2006 was $1,043.7 million. Of this amount, approximately 48.3% had variable rates of interest and 51.7% had fixed rates of interest. The weighted average interest rate of total debt was approximately 5.6%. At current debt levels, a one-percentage increase/decrease in variable interest rates would increase/decrease interest expense by approximately $5.0 million per year.

The future financial impact on the Company associated with the above risks cannot be estimated.


ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-----------------------------------------------------------------------

(c). Issuer Purchases of Equity Securities

                                                                                    TOTAL NUMBER OF          MAXIMUM NUMBER OF
                                                 TOTAL                             SHARES PURCHASED         SHARES THAT MAY YET
                                                NUMBER OF         AVERAGE         AS PART OF PUBLICLY        BE PURCHASED UNDER
                                                 SHARES          PRICE PAID        ANNOUNCED PLANS OR           THE PLANS OR
PERIOD                                          PURCHASED        PER SHARE             PROGRAMS                   PROGRAMS
---------------------------------------------------------------------------------------------------------------------------------
July 1, 2006 - July 31, 2006                         -                -                    -                      1,000,000
August 1, 2006 - August 31, 2006                     -                -                    -                      1,000,000
September 1, 2006 - September 30, 2006               -                -                    -                      1,000,000
--------------------------------------------------------------------------------------------------------
      Total                                          -                -                    -
--------------------------------------------------------------------------------------------------------

The Company's share repurchase program was extended by the Board of Directors in November 2005. The program authorizes the repurchase of up to 1,000,000 shares of the Company's common stock and expires January 31, 2007.


ITEM 5.     OTHER INFORMATION
-----------------------------

DIVIDEND INFORMATION
--------------------

On September 27, 2006, the Board of Directors declared a quarterly cash dividend of $0.325 per share, payable November 15, 2006, to stockholders of record as of October 16, 2006.

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

The President and Chief Financial Officer (CFO) of the Company adopted in the First Quarter of 2006, a personal trading plan, as part of a long-term strategy for asset diversification and liquidity, in accordance with the Securities and Exchange Commission's Rule 10b5-1. Under the plan, which expired in August 2006, the President and CFO exercised, under pre-arranged terms, 28,000 options in open market transactions. All 28,000 shares have been sold under the trading plan.

Rule 10b5-1 allows officers and directors, at a time when they are not in possession of material non-public information, to adopt written plans to sell shares on a regular basis under pre-arranged terms, regardless of any subsequent non-public information they may receive. Exercises of stock options by the CEO or President and CFO pursuant to the terms of their respective plans were disclosed publicly through Form 144 and Form 4 filings with the Securities and Exchange Commission.


ITEM 6.     EXHIBITS
--------------------

Listing of Exhibits filed with Form 10-Q:

     Exhibit
     Number          Data Required                                      Location
     ------          -------------                                      --------

     31 (a)          Certification Pursuant to Rule 13a-14(a)           Exhibit
                     and 15d-14(a), as Adopted Pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002

     31 (b)          Certification Pursuant to Rule 13a-14(a)           Exhibit
                     and 15d-14(a), as Adopted Pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002

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



                                                  HARSCO CORPORATION
                                              --------------------------
                                                     (Registrant)



DATE        November 3, 2006                  /S/ Salvatore D. Fazzolari
     -------------------------------          ----------------------------------
                                              Salvatore D. Fazzolari
                                              President, Chief Financial
                                              Officer and Treasurer



DATE        November 3, 2006                  /S/ Stephen J. Schnoor
     -------------------------------          ----------------------------------
                                              Stephen J. Schnoor
                                              Vice President and Controller