Form 10-K
period 2006-12-31
HARSCO CORP
filed 2007-02-27
CIK 45876

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

                   For the fiscal year ended December 31, 2006

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                          Commission file number 1-3970

                               -------------------

                               HARSCO CORPORATION
             (Exact name of Registrant as specified in its Charter)

           Delaware                                    23-1483991
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. employer identification number)
incorporation or organization)

350 Poplar Church Road, Camp Hill, Pennsylvania                          17011
-----------------------------------------------                       ----------
   (Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:  717-763-7064
                                                     ------------

Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each
          Title of each class                       exchange on which registered
          -------------------                       ----------------------------
Common stock, par value $1.25 per share              New York Stock Exchange
   Preferred stock purchase rights

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [X] NO [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [ ] NO [X]

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

Large accelerated filer [X]    Accelerated filer [ ]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]

The aggregate market value of the Company's voting stock held by non-affiliates of the Company as of June 30, 2006 was $3,274,276,264.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Classes                             Outstanding at January 31, 2007
             -------                             -------------------------------
Common stock, par value $1.25 per share                    42,017,140

                       DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the 2007 Proxy Statement are incorporated by reference into
Part III of this Report.

The Exhibit Index (Item No. 15) located on pages 98 to 103 incorporates several documents by reference as indicated therein.
================================================================================

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES

                                     PART I

ITEM 1. BUSINESS

(a)  General Development of Business

Harsco Corporation ("the Company") is a diversified, multinational provider of market-leading industrial services and engineered products. The Company's operations fall into three reportable segments: Mill Services, Access Services and Gas Technologies, plus an "all other" category labeled Engineered Products and Services. The Company has locations in 46 countries, including the United States. The Company was incorporated in 1956.

The Company's executive offices are located at 350 Poplar Church Road, Camp Hill, Pennsylvania 17011. The Company's main telephone number is (717) 763-7064. The Company's Internet website address is www.harsco.com. Through this Internet website (found in the "Investor Relations" link) the Company makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and all amendments to those reports, as soon as reasonably practicable after these reports are electronically filed or furnished to the Securities and Exchange Commission. Information contained on the Company's website is not incorporated by reference into this Annual Report, and should not be considered as part of this Annual Report.

The Company's principal lines of business and related principal business drivers are as follows:

Principal Lines of Business                          Principal Business Drivers
---------------------------                          --------------------------
o  Outsourced, on-site services to steel mills and   o  Steel mill production and capacity utilization
   other metals producers                            o  Outsourcing of services
---------------------------------------------------- -------------------------------------------------------------------------------
o  Scaffolding, forming, shoring and other           o  Non-residential and commercial construction
   access-related services, rentals and sales        o  Industrial and building maintenance requirements
---------------------------------------------------- -------------------------------------------------------------------------------
o  Railway track maintenance services and equipment  o  Domestic and international railway track maintenance-of-way capital spending
                                                     o  Outsourcing of track maintenance and new track construction by railroads
---------------------------------------------------- -------------------------------------------------------------------------------
o  Industrial grating products                       o  Industrial plant and warehouse construction and expansion
---------------------------------------------------- -------------------------------------------------------------------------------
o  Air-cooled heat exchangers                        o  Natural gas compression and transmission
---------------------------------------------------- -------------------------------------------------------------------------------
o  Industrial abrasives and roofing granules         o  Industrial and infrastructure surface preparation and restoration
                                                     o  Residential roof replacement
---------------------------------------------------- -------------------------------------------------------------------------------
o  Heat transfer products and powder processing      o  Commercial and institutional boiler and water heater requirements
   equipment                                         o  Pharmaceutical, food and chemical production
---------------------------------------------------- -------------------------------------------------------------------------------
o  Gas control and containment products
   -Cryogenic containers and industrial              o  General industrial production and industrial gas production gas cylinders
   -Valves                                           o  Use of industrial and refrigerant gases
                                                     o  Respiratory care market
   -Propane Tanks                                    o  Use of propane as a primary and/or backup fuel
   -Filament-wound composite cylinders               o  Self-contained breathing apparatus ("SCBA") demand
                                                     o  Natural gas vehicle ("NGV") demand
---------------------------------------------------- -------------------------------------------------------------------------------

The Company reports segment information using the "management approach" in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This approach is based on the way management organizes and reports the segments within the enterprise for making operating decisions and assessing performance. The Company's reportable segments are identified based upon differences in products, services and markets served. These segments and the types of products and services offered are more fully described below.

In 2006, 2005 and 2004, the United States contributed sales of $1.3 billion, $1.2 billion and $1.0 billion, equal to 38%, 42% and 42% of total sales, respectively. In 2006, 2005 and 2004, the United Kingdom contributed sales of $0.7 billion, $0.5 billion and $0.5 billion, respectively, equal to 20%, 20% and 21% of total sales, respectively. One customer represented 10% of the Company's sales during 2006. No customer represented 10% or more of the Company's sales in 2005 and 2004. There were no significant inter-segment sales.

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

(c)  Narrative Description of Business

      (1) A narrative description of the businesses by reportable segment is as follows:

      MILL SERVICES SEGMENT - 40% OF CONSOLIDATED SALES FOR 2006

      The Mill Services Segment, which consists of the MultiServ Division, is the Company's largest operating segment in terms of revenues and operating income. MultiServ is the world's largest provider of on-site, outsourced mill services to the global steel and metals industries. MultiServ provides its services on a long-term contract basis, supporting each stage of the metal-making process from initial raw material handling to post-production by-product processing and on-site recycling. Working as a specialized, high-value-added services provider, MultiServ rarely takes ownership of its customers' raw materials or finished products. Similar services are provided to the producers of non-ferrous metals, such as aluminum, copper and nickel. The Company's multi-year Mill Services contracts had estimated future revenues of $4.4 billion at December 31, 2006. This provides the Company with a substantial base of long-term revenues. Approximately 60% of these revenues are expected to be recognized by December 31, 2009. The remaining revenues are expected to be recognized principally between January 1, 2010 and December 31, 2015.

      MultiServ's geographic reach to over 30 countries, and its increasing range of services, enhance the Company's financial and operating balance. In 2006, this Segment's revenues were generated in the following regions:

                              MILL SERVICES SEGMENT
            --------------------------------------------------------
                                              2006 PERCENTAGE
            REGION                             OF REVENUES
            --------------------------------------------------------

            Europe                                    56%
            North America                             21%
            Latin America (a)                         10%
            Asia/Pacific                               7%
            Middle East and Africa                     6%

            (a) Including Mexico.

      For 2006, 2005 and 2004, the Mill Services Segment's percentage of the Company's consolidated sales was 40%, 38% and 40%, respectively.

      ACCESS SERVICES SEGMENT - 31% OF CONSOLIDATED SALES FOR 2006

      The Access Services Segment includes the Company's SGB Group, Hunnebeck Group and Patent Construction Systems Divisions. The Company's Access Services Segment leads the access industry as one of the world's most complete providers of rental scaffolding, shoring, forming and other access solutions. The U.K.-based SGB

      Group Division operates from a network of international branches throughout Europe, the Middle East and Asia/Pacific; the Germany-based Hunnebeck Division serves Europe, the Middle East and South America while the U.S.-based Patent Construction Systems Division serves North America. Major services include the rental of concrete shoring and forming systems, scaffolding and powered access equipment for non-residential construction and international multi-dwelling residential construction projects; as well as a variety of other access services including project engineering and equipment erection and dismantling and, to a lesser extent, access equipment sales.

      The Company's access services are provided through branch locations in approximately 30 countries plus export sales worldwide. In 2006, this Segment's revenues were generated in the following regions:

                                 ACCESS SERVICES SEGMENT
            ----------------------------------------------------------------
                                                         2006 PERCENTAGE
            REGION                                         OF REVENUES
            ----------------------------------------------------------------

            Europe                                             70%
            North America                                      21%
            Middle East and Africa                              7%
            Asia/Pacific                                        1%
            Latin America                                       1%

      For 2006, 2005 and 2004, the Access Services Segment's percentage of the Company's consolidated sales was 31%, 29% and 28%, respectively.

      ENGINEERED PRODUCTS AND SERVICES ("ALL OTHER") CATEGORY - 17% OF CONSOLIDATED SALES FOR 2006

      The Engineered Products and Services ("all other") Category includes the Harsco Track Technologies, Reed Minerals, IKG Industries, Air-X-Changers, and Patterson-Kelley Divisions. Approximately 88% of this category's revenues originate in the United States.

      Export sales for this Category totaled $96.6 million, $116.6 million and $101.2 million in 2006, 2005 and 2004, respectively. In 2006, 2005 and
      2004, export sales for the Harsco Track Technologies Division were $51.5 million, $80.0 million and $76.3 million, respectively, which included sales to Europe, Asia, the Middle East and Africa. The increased export sales for the Division in 2005 and 2004 were due to large shipments to China.

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

      Reed Minerals' roofing granules and industrial abrasives are produced from power-plant utility coal slag at a number of locations throughout the United States. The Company's Black Beauty(R) abrasives are used for industrial surface preparation, such as rust removal and cleaning of bridges, ship hulls and various structures. Roofing granules are sold to residential roofing shingle manufacturers, primarily for the replacement roofing market. This Division is the United States' largest producer of slag abrasives and third largest producer of residential roofing granules.

      IKG Industries manufactures a varied line of industrial grating products at several plants in North America. These products include a full range of bar grating configurations, which are used mainly in industrial flooring, and safety and security applications in the power, paper, chemical, refining and processing industries.

      Air-X-Changers is a leading supplier of custom-designed and manufactured air-cooled heat exchangers for the natural gas industry. The Company's heat exchangers are the primary apparatus used to condition natural gas during recovery, compression and transportation from underground reserves through the major pipeline distribution channels.

      Patterson-Kelley is a leading manufacturer of heat transfer products such as boilers and water heaters for commercial and institutional applications, and also powder processing equipment such as blenders, dryers and mixers for the chemical, pharmaceutical and food processing industries.

      For 2006, 2005 and 2004, the Engineered Products and Services ("all other") Category's percentage of the Company's consolidated sales was 17%, 20% and 18%, respectively.

      GAS TECHNOLOGIES SEGMENT - 12% OF CONSOLIDATED SALES FOR 2006

      The Gas Technologies Segment includes the Company's Harsco GasServ Division. The Segment's manufacturing and service facilities in the United States, Europe, Australia, Malaysia and China comprise an integrated manufacturing network for gas containment and control products. This global operating presence and product breadth provide economies of scale and multiple code production capability, enabling Harsco GasServ to serve as a primary source to the world's leading industrial gas producers and distributors, as well as regional and local customers. In 2006, approximately 85% of this Segment's revenues were generated in the United States.

      The Company's gas containment products include cryogenic gas storage tanks; high pressure and acetylene gas cylinders; propane tanks; and composite vessels for industrial and commercial gases, natural gas vehicles (NGV) and other products. The Company's gas control products include valves and regulators serving a variety of markets, including the industrial gas, commercial refrigeration, life support and outdoor recreation industries.

      For 2006, 2005 and 2004, the Gas Technologies Segment's percentage of the Company's consolidated sales was 12%, 13% and 14%, respectively.

      In January 2007, the Company's Board of Directors approved the divestiture of this Segment. The Company expects this divestiture to occur in the second half of 2007.

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

                                             PERCENTAGE OF CONSOLIDATED SALES
                                             --------------------------------
                    PRODUCT GROUP              2006        2005        2004
                    ---------------------------------------------------------
                    Mill Services               40%         38%         40%
                    Access Services             31%         29%         28%
                    Industrial Gas Products     12%         13%         14%
                    =========================================================

      (1)   (ii)    New products and services are added from time to time;
                    however, in 2006 none required the investment of a material amount of the Company's assets.

      (1)   (iii)   The manufacturing requirements of the Company's operations are such that no unusual sources of supply for raw materials are required. The raw materials used by the Company include principally steel and, to a lesser extent, aluminum, which are usually readily available. The profitability of the Company's manufactured products are affected by changing purchase prices of steel and other materials and commodities. Beginning in 2004, the price paid for steel and certain other commodities increased significantly compared with prior years. Although these costs moderated in 2005, such costs increased during 2006. If steel or other material costs associated with the Company's manufactured products continue to increase and the costs cannot be passed on to the Company's customers, operating income would be adversely impacted. Additionally, decreased availability of steel or other materials, such as carbon fiber used to manufacture filament-wound composite cylinders, could affect the Company's ability to produce manufactured products in a timely manner. If the Company cannot obtain the necessary raw materials for its manufactured products, then revenues, operating income and cash flows will be adversely impacted.

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

     HISTORICAL REVENUE PATTERNS
     (IN MILLIONS)                                 2006              2005             2004              2003               2002
     -------------------------------------------------------------------------------------------------------------------------------
     First Quarter Ended March 31             $       769.6    $       640.1     $       556.3    $       487.9     $       458.6

     Second Quarter Ended June 30                     865.5            696.1             617.6            536.4             510.3

     Third Quarter Ended September 30                 875.9            697.5             617.3            530.2             510.5

     Fourth Quarter Ended December 31                 912.3            732.5             710.9            564.0             497.3
     -------------------------------------------------------------------------------------------------------------------------------
     Totals                                   $     3,423.3    $     2,766.2     $     2,502.1    $     2,118.5     $     1,976.7
     ===============================================================================================================================


     HISTORICAL CASH PROVIDED BY OPERATIONS
     (IN MILLIONS)                                 2006             2005              2004             2003              2002
     -------------------------------------------------------------------------------------------------------------------------------

     First Quarter Ended March 31             $     69.8       $     48.1        $     32.4       $     31.2        $      9.0

     Second Quarter Ended June 30                  114.5             86.3              64.6             59.2              71.4

     Third Quarter Ended September 30               94.6             98.1              68.9             64.1              83.3

     Fourth Quarter Ended December 31              130.3             82.7             104.6            108.4              90.1
     -------------------------------------------------------------------------------------------------------------------------------
     Totals                                   $    409.2       $    315.3 (a)    $    270.5       $    262.8 (a)    $    253.8
     ===============================================================================================================================

        (a) Does not total due to rounding.

      (1)   (vi)    The practices of the Company relating to working capital are similar to those practices of other industrial service providers or manufacturers servicing both domestic and international industrial services and commercial markets.
                    These practices include the following:

                    o Standard accounts receivable payment terms of 30 days to 60 days, with progress payments required for certain long-lead-time or large orders. Payment terms are longer in certain international markets.

                    o Standard accounts payable payment terms of 30 days to 90 days.

                    o Inventories are maintained in sufficient quantities to meet forecasted demand. Due to the time required to manufacture certain railway maintenance equipment to customer specifications, inventory levels of this business tend to increase for an extended time during the production phase and then decline when the equipment is sold.

      (1)   (vii)   No single customer represented 10% or more of the Company's sales in 2005 and 2004. However, in 2006 one customer represented 10% of its sales. In addition, the Mill Services
                    Segment is dependent largely on the global steel industry and in 2006, 2005 and 2004, there were two customers that each provided in excess of 10% of this Segment's revenues under multiple long-term contracts at several mill sites.
                    The loss of any one of the contracts would not have a material adverse effect upon the Company's financial position or cash flows; however, it could have a material effect on quarterly or annual results of operations.
                    Additionally, these customers have significant accounts receivable balances. Further consolidation in the global steel industry is probable. Should transactions occur involving some of the Company's larger steel industry customers, it would result in an increase in concentration of credit risk for the Company. If a large customer were to experience financial difficulty, or file for bankruptcy protection, it could adversely impact the Company's income, cash flows, and asset valuations. As part of its credit risk management practices, the Company closely monitors the credit standing and accounts receivable position of its customer base.

      (1)   (viii)  Backlog of orders was $301.0 million and $275.8 million as of December 31, 2006 and 2005, respectively. It is expected that approximately 20% of the total backlog at December 31, 2006 will not be filled during 2007. The Company's backlog is seasonal in nature and tends to follow in the same pattern as sales and net income which is discussed in section (1) (v) above. Order backlog for scaffolding, shoring and forming services of the Access Services Segment is excluded from the above amounts. These amounts are generally not quantifiable due to short order lead times for certain services, the nature and timing of the products and services provided and equipment rentals with the ultimate length of the rental period often unknown. Backlog for roofing granules and slag abrasives is not included in the total backlog because it is generally not quantifiable, due to the short order lead times of the products provided. Contracts for the Mill Services Segment are also excluded from the total backlog. These contracts have estimated future revenues of $4.4 billion at December 31, 2006. For additional information regarding backlog, see the Backlog section included in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      (1)   (ix)    At December 31, 2006, the Company had no material contracts that were subject to renegotiation of profits or termination at the election of the U.S. Government.

      (1)   (x)     The Company encounters active competition in all of its
                    activities from both larger and smaller companies who produce the same or similar products or services, or who produce different products appropriate for the same uses.

      (1)   (xi)    The expense for product development activities was $3.0
                    million, $2.7 million and $2.6 million in 2006, 2005 and 2004, respectively. For additional information regarding product development activities, see the Research and Development section included in Part II, Item 7,
                    "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

      (1)   (xiii)  As of December 31, 2006, the Company had approximately
                    21,500 employees.

(d)  Financial Information about Geographic Areas

Financial information concerning foreign and domestic operations is included in
Note 14, Information by Segment and Geographic Area, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data." Export sales totaled $162.6 million, $171.0 million and $139.3 million in 2006, 2005 and 2004, respectively.

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

o The Company's Access Services business may be adversely impacted by slowdowns in non-residential or commercial construction and the volatility of annual industrial and building maintenance cycles;

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

o The air-cooled heat exchangers business is affected by cyclical conditions present in the natural gas industry. A high demand for natural gas is currently creating increased demand for the Company's air-cooled heat exchangers. However, a slowdown in natural gas production could adversely affect this business; and

o The Company's Gas Technologies business may be adversely impacted by reduced industrial production and lower demand for industrial gases, slowdowns in demand for medical cylinders and valves, or lower demand for natural gas vehicles.

      THE COMPANY'S DEFINED BENEFIT PENSION EXPENSE IS DIRECTLY AFFECTED BY THE EQUITY AND BOND MARKETS AND A DOWNWARD TREND IN THOSE MARKETS COULD ADVERSELY IMPACT THE COMPANY'S FUTURE EARNINGS. AN UPWARD TREND IN THE EQUITY AND BOND MARKETS COULD POSITIVELY AFFECT THE COMPANY'S FUTURE EARNINGS.

In addition to the economic issues that directly affect the Company's businesses, changes in the performance of equity and bond markets, particularly in the United Kingdom and the United States, impact actuarial assumptions used in determining annual pension expense, pension liabilities and the valuation of the assets in the Company's defined benefit pension plans. The downturn in financial markets during 2000, 2001 and 2002 negatively impacted the Company's pension expense and the accounting for pension assets and liabilities. This resulted in an increase in pre-tax defined benefit pension expense from continuing operations of approximately $20.8 million for calendar year 2002 compared with 2001 and $17.7 million for calendar year 2003 compared with 2002. The upturn in certain financial markets beginning in 2003 and certain plan design changes (discussed below) contributed to a decrease in pre-tax defined benefit pension expense from continuing operations of approximately $1.6 million for 2006 compared with 2005, approximately $3.8 million for 2005 compared with 2004, and approximately $5.4 million for 2004 compared with 2003. An upward trend in capital markets would likely result in a decrease in future unfunded obligations and pension expense. This could also result in an increase to Stockholders' Equity and a decrease in the Company's statutory funding requirements. If the financial markets deteriorate, it would most likely have a negative impact on the Company's pension expense and the accounting for pension assets and liabilities. This could result in a decrease to Stockholders' Equity and an increase in the Company's statutory funding requirements.

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

      THE COMPANY'S GLOBAL PRESENCE SUBJECTS IT TO A VARIETY OF RISKS ARISING FROM DOING BUSINESS INTERNATIONALLY.

The Company operates in 46 countries, including the United States. The Company's global footprint exposes it to a variety of risks that may adversely affect results of operations, cash flows or financial position. These include the following:

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

If the Company is unable to successfully manage the risks associated with its global business, the Company's financial condition, cash flows and results of operations may be negatively impacted.

The Company has operations in several countries in the Middle East, including Bahrain, Egypt, Saudi Arabia, United Arab Emirates and Qatar, which are geographically close to Iraq, Iran, Israel, Lebanon and other countries with a continued high risk of armed hostilities. During 2006, 2005 and 2004, the Company's Middle East operations contributed approximately $34.8 million, $32.7 million and $25.5 million, respectively, to the Company's operating income. Additionally, the Company has operations in and sales to countries that have encountered outbreaks of communicable diseases (e.g., Acquired Immune Deficiency Syndrome (AIDS), avian influenza and others). Should such outbreaks worsen or spread to other countries, the Company may be negatively impacted through reduced sales to and within those countries and other countries impacted by such diseases.

      EXCHANGE RATE FLUCTUATIONS MAY ADVERSELY IMPACT THE COMPANY'S BUSINESS.

Fluctuations in foreign exchange rates between the U.S. dollar and the approximately 40 other currencies in which the Company conducts business may adversely impact the Company's operating income and income from continuing operations in any given fiscal period. Approximately 62% and 58% of the Company's sales and approximately 71% and 67% of the Company's operating income from continuing operations for the years ended December 31, 2006 and 2005, respectively, were derived from operations outside the United States. More specifically, during both 2006 and 2005, approximately 20% of the Company's revenues were derived from operations in the U.K. Additionally, approximately 23% and 18% of the Company's revenues were derived from operations with the euro as their functional currency during 2006 and 2005, respectively. Given the structure of the Company's revenues and expenses, an increase in the value of the U.S. dollar relative to the foreign currencies in which the Company earns its revenues generally has a negative impact on operating income, whereas a decrease in the value of the U.S. dollar tends to have the opposite effect. The Company's principal foreign currency exposures are to the British pound sterling and the euro. The Company's exposure to these currencies, as well as other foreign currencies, has increased in 2006 due to the acquisitions of Hunnebeck and the Northern Hemisphere mill services operations of Brambles Industrial Services ("BISNH") in the fourth quarter of 2005 and the acquisition of Cleton in the third quarter of 2006.

Compared with the corresponding period in 2005, the average values of major currencies changed as follows in relation to the U.S. dollar during 2006, impacting the Company's sales and income:

      o     British pound sterling                    Strengthened by 2%
      o     euro                                      Strengthened by 2%
      o     South African rand                        Weakened by 6%
      o     Brazilian real                            Strengthened by 11%
      o     Canadian dollar                           Strengthened by 7%
      o     Australian dollar                         Neutral

Compared with exchange rates at December 31, 2005, the values of major currencies changed as follows as of December 31, 2006:

      o     British pound sterling                    Strengthened by 14%
      o     euro                                      Strengthened by 12%
      o     South African rand                        Weakened by 10%
      o     Brazilian real                            Strengthened by 9%
      o     Canadian dollar                           Neutral
      o     Australian dollar                         Strengthened by 8%

The Company's foreign currency exposures increase the risk of income statement, balance sheet and cash flow volatility. If the above currencies change materially in relation to the U.S. dollar, the Company's financial position, results of operations, or cash flows may be materially affected.

To illustrate the effect of foreign currency exchange rate changes in certain key markets of the Company, in 2006, revenues would have been approximately 1% or $35.3 million less and operating income would have been approximately 1% or $3.0 million less if the average exchange rates for 2005 were utilized. A similar comparison for 2005 would have decreased revenues approximately 1% or $14.8 million, while operating income would have been approximately 1% or $2.8 million less if the average exchange rates for 2005 would have remained the same as 2004. If the U.S. dollar weakens in relation to the euro and British pound sterling, the Company would expect to see a positive impact on future sales and income from continuing operations as a result of foreign currency translation. Currency changes also result in assets and liabilities denominated in local currencies being translated into U.S. dollars at different amounts than at the prior period end.

The Company seeks to reduce exposures to foreign currency transaction fluctuations through the use of forward exchange contracts. At December 31, 2006, the notional amount of these contracts was $170.9 million, and over 99% of these contracts will mature within the first quarter of 2007. The Company does not hold or issue financial instruments for trading purposes, and it is the Company's policy to prohibit the use of derivatives for speculative purposes.

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

If a downturn in the economy occurs, it may adversely impact the ability of the Company's customers to meet their obligations to the Company on a timely basis and could result in bankruptcy filings by them. If customers are unable to meet their obligations on a timely basis, it could adversely impact the realizability of receivables, the valuation of inventories and the valuation of long-lived assets across the Company's businesses, as well as negatively affect the forecasts used in performing the Company's goodwill impairment testing under SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). If management determines that goodwill or other assets are impaired or that inventories or receivables cannot be realized at recorded amounts, the Company will be required to record a write-down in the period of determination, which will reduce net income for that period. Additionally, the risk remains that certain Mill Services customers may file for bankruptcy protection, be acquired or consolidate in the future, which could have an adverse impact on the Company's income and cash flows. The potential financial impact of this risk has increased with the Company's acquisition of BISNH in December 2005 and consolidation of certain large steel mill customers in 2006. Conversely, such consolidation may provide additional service opportunities for the Company.

      A NEGATIVE OUTCOME ON PERSONAL INJURY CLAIMS AGAINST THE COMPANY MAY ADVERSELY IMPACT RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The Company has been named as one of many defendants (approximately 90 or more in most cases) in legal actions alleging personal injury from exposure to airborne asbestos. In their suits, the plaintiffs have named as defendants many manufacturers, distributors and repairers of numerous types of equipment or products that may involve asbestos. Most of these complaints contain a standard claim for damages of $20 million or $25 million against the named defendants. If the Company was found to be liable in any of these actions and the liability was to exceed the Company's insurance coverage, results of operations, cash flows and financial condition could be adversely affected. For more information concerning this litigation, see Note 10, Commitments and Contingencies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."

      THE COMPANY MAY LOSE CUSTOMERS OR BE REQUIRED TO REDUCE PRICES AS A RESULT OF COMPETITION.

The industries in which the Company operates are highly competitive.

o The Company's Mill Services business is sustained mainly through contract renewals. Historically, the Company's contract renewal rate has averaged approximately 95%. If the Company is unable to renew its contracts at the historical rates or renewals are at reduced prices, revenue may decline.
o The Company's Access Services business rents and sells equipment and provides erection and dismantling services to principally the non-residential and commercial construction and industrial plant maintenance markets. Contracts are awarded based upon the Company's engineering capabilities, product availability, safety record, and the ability to competitively price its rentals and services. If the Company is unable to consistently provide high-quality products and services at competitive prices, it may lose customers or operating margins may decline due to reduced selling prices.
o The Company's manufacturing businesses compete with companies that manufacture similar products both internationally and domestically. Certain international competitors export their products into the United States and sell them at lower prices due to lower labor costs and government subsidies for exports. Such practices may limit the prices the Company can charge for its products and services. Additionally, unfavorable foreign exchange rates can adversely impact the Company's ability to match the prices charged by international competitors. If the Company is unable to match the prices charged by international competitors, it may lose customers.

The Company's strategy to overcome this competition includes continuous process improvement and cost reduction programs, international customer focus and the diversification, streamlining and consolidation of operations.

      INCREASED CUSTOMER CONCENTRATION AND CREDIT RISK IN THE MILL SERVICES SEGMENT MAY ADVERSELY IMPACT THE COMPANY'S FUTURE EARNINGS AND CASH FLOWS.

Concentrations of credit risk with respect to accounts receivable are generally limited due to the Company's large number of customers and their dispersion across different industries and geographies. However, the Company's Mill Services Segment has several large customers throughout the world with significant accounts receivable balances. In December 2005, the Company acquired BISNH. This acquisition has increased the Company's corresponding concentration of credit risk to customers in the steel industry. Additionally, further consolidation in the global steel industry occurred in 2006 and additional consolidation is probable. Should additional transactions occur involving some of the steel industry's larger companies, which are customers of the Company, it would result in an increase in concentration of credit risk for the Company. If a large customer were to experience financial difficulty, or file for bankruptcy protection, it could adversely impact the Company's income, cash flows and asset valuations. As part of its credit risk management practices, the Company is developing strategies to mitigate this increased concentration of credit risk.

      INCREASES IN ENERGY PRICES COULD INCREASE THE COMPANY'S OPERATING COSTS AND REDUCE ITS PROFITABILITY.

Worldwide political and economic conditions, an imbalance in the supply and demand for oil, extreme weather conditions, or armed hostilities in oil-producing regions, among other factors, may result in an increase in the volatility of energy costs, both on a macro basis and for the Company specifically. In 2006, 2005 and 2004, energy costs have approximated 4.0%, 3.6% and 3.5% of the Company's revenue, respectively. To the extent that such costs cannot be passed to customers in the future, operating income and results of operations may be adversely affected.

      INCREASES OR DECREASES IN PURCHASE PRICES OR SELLING PRICES OR AVAILABILITY OF STEEL OR OTHER MATERIALS AND COMMODITIES MAY AFFECT THE COMPANY'S PROFITABILITY.

The profitability of the Company's manufactured products are affected by changing purchase prices of steel and other materials and commodities. Beginning in 2004, the price paid for steel and certain other commodities increased significantly compared with prior years. Although these costs moderated in 2005, such costs increased again during 2006 on a comparative basis with 2005. If raw material costs associated with the Company's manufactured products increase and the costs cannot be passed on to the Company's customers, operating income would be adversely impacted. Additionally, decreased availability of steel or other materials, such as carbon fiber used to manufacture filament-wound composite cylinders, could affect the Company's ability to produce manufactured products in a timely manner. If the Company cannot obtain the necessary raw materials for its manufactured products, then revenues, operating income and cash flows will be adversely affected. The Company acquired Excell Materials ("Excell") in February 2007. Certain services performed by Excell result in the recovery, processing and sale of stainless steel scrap to its customers. The selling price of the scrap material is market-based and varies based upon the current fair value of its components (predominantly nickel). Therefore, the revenue amounts recorded from the sale of such scrap material vary based upon the fair value of the commodity components being sold. The Company intends to execute hedging instruments to help reduce the volatility of the revenue from the sale of the scrap material at varying market prices. However, there can be no guarantee that such hedging strategies will be fully effective in reducing the variability of revenues from period to period.

      THE COMPANY IS SUBJECT TO VARIOUS ENVIRONMENTAL LAWS AND THE SUCCESS OF EXISTING OR FUTURE ENVIRONMENTAL CLAIMS AGAINST IT COULD ADVERSELY IMPACT THE COMPANY'S RESULTS OF OPERATIONS AND CASH FLOWS.

The Company's operations are subject to various federal, state, local and international laws, regulations and ordinances relating to the protection of health, safety and the environment, including those governing discharges to air and water, handling and disposal practices for solid and hazardous wastes, the remediation of contaminated sites and the maintenance of a safe work place. These laws impose penalties, fines and other sanctions for non-compliance and liability for response costs, property damages and personal injury resulting from past and current spills, disposals or other releases of, or exposure to, hazardous materials. The Company could incur substantial costs as a result of non-compliance with or liability for remediation or other costs or damages under these laws. The Company may be subject to more stringent environmental laws in the future, and compliance with more stringent environmental requirements may require the Company to make material expenditures or subject it to liabilities that the Company currently does not anticipate.

The Company is currently involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites under the federal "Superfund" law. At several sites, the Company is currently conducting environmental remediation, and it is probable that the Company will agree to make payments toward funding certain other of these remediation activities. It also is possible that some of these matters will be decided unfavorably to the Company and that other sites requiring remediation will be identified. Each of these matters is subject to various uncertainties and financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Company has evaluated its potential liability and the Consolidated Balance Sheets at December 31, 2006 and 2005 include an accrual of $3.8 million and $2.8 million, respectively, for environmental matters. The amounts charged against pre-tax earnings related to environmental matters totaled $2.2 million, $1.5 million and $2.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. The liability for future remediation costs is evaluated on a quarterly basis. Actual costs to be incurred at identified sites in future periods may be greater than the estimates, given inherent uncertainties in evaluating environmental exposures.

      RESTRICTIONS IMPOSED BY THE COMPANY'S CREDIT FACILITIES AND OUTSTANDING NOTES MAY LIMIT THE COMPANY'S ABILITY TO OBTAIN ADDITIONAL FINANCING OR TO PURSUE BUSINESS OPPORTUNITIES.

The Company's credit facilities and certain notes payable agreements contain a covenant requiring a maximum debt to capital ratio of 60%. In addition, certain notes payable agreements also contain a covenant requiring a minimum net worth of $475 million. These covenants limit the amount of debt the Company may incur, which could limit its ability to obtain additional financing or pursue business opportunities. In addition, the Company's ability to comply with these ratios may be affected by events beyond its control. A breach of any of these covenants or the inability to comply with the required financial ratios could result in a default under these credit facilities. In the event of any default under these credit facilities, the lenders under those facilities could elect to declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be due and payable, which would cause an event of default under the notes. This could, in turn, trigger an event of default under the cross-default provisions of the Company's other outstanding indebtedness. At December 31, 2006, the Company was in compliance with these covenants with a debt to capital ratio of 48.1%, and a net worth of $1.15 billion. The Company had $395.3 million in outstanding indebtedness containing these covenants at December 31, 2006.

      HIGHER THAN EXPECTED CLAIMS UNDER INSURANCE POLICIES, UNDER WHICH THE COMPANY RETAINS A PORTION OF THE RISK, COULD ADVERSELY IMPACT RESULTS OF OPERATIONS AND CASH FLOWS.

The Company retains a significant portion of the risk for property, workers' compensation, U.K. employers' liability, automobile, general and product liability losses. Reserves have been recorded which reflect the undiscounted estimated liabilities for ultimate losses including claims incurred but not reported. Inherent in these estimates are assumptions that are based on the Company's history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends. At December 31, 2006 and 2005, the Company had recorded liabilities of $103.4 million and $102.3 million, respectively, related to both asserted and unasserted insurance claims. Included in the balance at December 31, 2006 and 2005 were $18.9 million and $25.2 million, respectively, of recognized liabilities covered by insurance carriers. If actual claims are higher than those projected by management, an increase to the Company's insurance reserves may be required and would be recorded as a charge to income in the period the need for the change was determined. Conversely, if actual claims are lower than those projected by management, a decrease to the Company's insurance reserves may be required and would be recorded as a reduction to expense in the period the need for the change was determined.

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

      THE COMPANY'S CASH FLOWS AND EARNINGS ARE SUBJECT TO CHANGES IN INTEREST RATES.

The Company's total debt as of December 31, 2006 was $1.06 billion. Of this amount, approximately 47.7% had variable rates of interest and 52.3% had fixed rates of interest. The weighted average interest rate of total debt was approximately 5.7%. At current debt levels, a one-percentage increase/decrease in variable interest rates would increase/decrease interest expense by approximately $5.1 million per year.

The future financial impact on the Company associated with the above risks cannot be estimated.


ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Information as to the principal plants owned and operated by the Company is summarized in the following table:

   LOCATION                                                       PRINCIPAL PRODUCTS
   -----------------------------------------------------------------------------------------------
   Access Services Segment
   -----------------------
         Marion, Ohio                                             Access Equipment Maintenance
         Dosthill, United Kingdom                                 Access Equipment Maintenance


   Engineered Products and Services ("all other") Category
   -------------------------------------------------------
         Drakesboro, Kentucky                                     Roofing Granules/Abrasives
         Gary, Indiana                                            Roofing Granules/Abrasives
         Moundsville, West Virginia                               Roofing Granules/Abrasives
         Tampa, Florida                                           Roofing Granules/Abrasives
         Brendale, Australia                                      Rail Maintenance Equipment
         Fairmont, Minnesota                                      Rail Maintenance Equipment
         Ludington, Michigan                                      Rail Maintenance Equipment
         West Columbia, South Carolina                            Rail Maintenance Equipment
         Channelview, Texas                                       Industrial Grating Products
         Leeds, Alabama                                           Industrial Grating Products
         Queretaro, Mexico                                        Industrial Grating Products
         East Stroudsburg, Pennsylvania                           Process Equipment
         Catoosa, Oklahoma                                        Heat Exchangers


   Gas Technologies Segment
   ------------------------
         Niagara Falls, New York                                  Valves
         Washington, Pennsylvania                                 Valves
         Bloomfield, Iowa                                         Propane Tanks
         Fremont, Ohio                                            Propane Tanks
         Jesup, Georgia                                           Propane Tanks
         West Jordan, Utah                                        Propane Tanks
         Harrisburg, Pennsylvania                                 High Pressure Cylinders
         Huntsville, Alabama                                      High Pressure Cylinders
         Beijing, China                                           Cryogenic Storage Vessels
         Jesup, Georgia                                           Cryogenic Storage Vessels
         Kosice, Slovakia                                         Cryogenic Storage Vessels
         Shah Alam, Malaysia                                      Cryogenic Storage Vessels
         Theodore, Alabama                                        Cryogenic Storage Vessels
   ===============================================================================================

The Company also operates the following plants which are leased:

   LOCATION                                                       PRINCIPAL PRODUCTS
   -----------------------------------------------------------------------------------------------

   Access Services Segment
   -----------------------
         DeLimiet, Netherlands                                    Access Equipment Maintenance
         Ratingen, Germany                                        Access Equipment Maintenance

   Engineered Products and Services ("all other") Category
   -------------------------------------------------------
         Memphis, Tennessee                                       Roofing Granules/Abrasives
         Eastwood, United Kingdom                                 Rail Maintenance Equipment
         Tulsa, Oklahoma                                          Industrial Grating Products
         Garrett, Indiana                                         Industrial Grating Products
         Catoosa, Oklahoma                                        Heat Exchangers
         Sapulpa, Oklahoma                                        Heat Exchangers

   Gas Technologies Segment
   ------------------------
         Cleveland, Ohio                                          Brass Castings
         Pomona, California                                       Composite Cylinders
   ===============================================================================================

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


SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT (PURSUANT TO INSTRUCTION 3 TO ITEM 401(B) OF REGULATION S-K)

Set forth below, as of February 27, 2007, are the executive officers (this excludes four corporate officers who are not deemed "executive officers" within the meaning of applicable Securities and Exchange Commission regulations) of the Company and certain information with respect to each of them. D. C. Hathaway, S.
D. Fazzolari, G. D. H. Butler, M. E. Kimmel, S. J. Schnoor and R. C. Neuffer were elected to their respective offices effective April 25, 2006. All terms expire on April 25, 2007. There are no family relationships between any of the executive officers.

NAME                   AGE  PRINCIPAL OCCUPATION OR EMPLOYMENT
----                   ---  ----------------------------------

EXECUTIVE OFFICERS:

D. C. Hathaway         62   Chairman and Chief Executive Officer of the
                            Corporation since January 24, 2006 and from January
                            1, 1998 to July 31, 2000. Served as Chairman,
                            President and Chief Executive Officer from April 1,
                            1994 to December 31, 1997 and from July 31, 2000 to
                            January 23, 2006 and as President and Chief
                            Executive Officer from January 1, 1994 to April 1,
                            1994. Director since 1991. From 1991 to 1993, served as President and Chief Operating Officer. From 1986 to 1991 served as Senior Vice President-Operations of the Corporation. Served as Group Vice President from 1984 to 1986 and as President of the Dartmouth
                            Division of the Corporation from 1979 until 1984.

S. D. Fazzolari        54   President, Chief Financial Officer and Treasurer of
                            the Corporation effective January 24, 2006 and
                            Director since January 2002. Served as Senior Vice
                            President, Chief Financial Officer and Treasurer from August 24, 1999 to January 23, 2006 and as
                            Senior Vice President and Chief Financial Officer from January 1998 to August 1999. Served as Vice
                            President and Controller from January 1994 to
                            December 1997 and as Controller from January 1993 to
                            January 1994. Previously served as Director of
                            Auditing from 1985 to 1993 and served in various auditing positions from 1980 to 1985.

G. D. H. Butler        60   Senior Vice President-Operations of the Corporation
                            effective September 26, 2000 and Director since
                            January 2002. Concurrently serves as President of the MultiServ and SGB Group Divisions. From
                            September 2000 through December 2003, he was
                            President of the Heckett MultiServ International and
                            SGB Group Divisions. Was President of the Heckett
                            MultiServ-East Division from July 1, 1994 to
                            September 26, 2000. Served as Managing Director -
                            Eastern Region of the Heckett MultiServ Division from January 1, 1994 to June 30, 1994. Served in various officer positions within MultiServ
                            International, N. V. prior to 1994 and prior to the Company's acquisition of that corporation in August
                            1993.

M. E. Kimmel           47   General Counsel and Corporate Secretary effective
                            January 1, 2004. Served as Corporate Secretary and
                            Assistant General Counsel from May 1, 2003 to
                            December 31, 2003. Held various legal positions within the Corporation since he joined the Company in August 2001. Prior to joining Harsco, he was Vice
                            President, Administration and General Counsel, New
                            World Pasta Company from January 1, 1999 to July
                            2001. Before joining New World Pasta, Mr. Kimmel spent approximately 12 years in various legal positions with Hershey Foods Corporation.

S. J. Schnoor          53   Vice President and Controller of the Corporation
                            effective May 15, 1998. Served as Vice President and
                            Controller of the Patent Construction Systems
                            Division from February 1996 to May 1998 and as
                            Controller of the Patent Construction Systems
                            Division from January 1993 to February 1996.
                            Previously served in various auditing positions for the Corporation from 1988 to 1993. Prior to joining
                            Harsco, he served in various auditing positions for Coopers & Lybrand from September 1985 to April 1988.
                            Mr. Schnoor is a Certified Public Accountant.

R. C. Neuffer          64   President of the Engineered Products and Services
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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Harsco Corporation common stock is listed on the New York Exchange, and also trades on the Boston and Philadelphia Exchanges under the symbol HSC. At the end of 2006, there were 42,018,680 shares outstanding. In 2006, the Company's common stock traded in a range of $67.52 to $89.70 and closed at $76.10 at year-end. At December 31, 2006 there were approximately 20,000 stockholders. There are no significant limitations on the payment of dividends included in the Company's loan agreements. For additional information regarding Harsco common stock market price and dividends declared, see Dividend Action under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Common Stock Price and Dividend Information under Part II,
Item 8, "Financial Statements and Supplementary Data." For additional information on the Company's equity compensation plans see Part III, Item 11, "Executive Compensation."

(c). Issuer Purchases of Equity Securities

                                                                          TOTAL NUMBER OF SHARES     MAXIMUM NUMBER OF SHARES THAT
                                TOTAL NUMBER OF   AVERAGE PRICE PAID  PURCHASED AS PART OF PUBLICLY  MAY YET BE PURCHASED UNDER THE
PERIOD                          SHARES PURCHASED      PER SHARE        ANNOUNCED PLANS OR PROGRAMS         PLANS OR PROGRAMS
-----------------------------------------------------------------------------------------------------------------------------------
October 1, 2006 - October 31, 2006      -                  -                         -                          1,000,000
November 1, 2006 - November 30, 2006    -                  -                         -                          1,000,000
December 1, 2006 - December 31, 2006    -                  -                         -                          1,000,000
---------------------------------------------------------------------------------------------------------
      Total                             -                  -                         -
---------------------------------------------------------------------------------------------------------

The Company's share repurchase program was extended by the Board of Directors in November 2006. The program authorizes the repurchase of up to 1,000,000 shares of the Company's common stock and expires January 31, 2008. After the close of business on March 26, 2007, this authorization will be 2,000,000 shares as a result of the stock split approved by the Board of Directors in January 2007.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR STATISTICAL SUMMARY

(IN THOUSANDS, EXCEPT PER SHARE, EMPLOYEE
INFORMATION AND PERCENTAGES)                             2006           2005(A)           2004            2003            2002
--------------------------------------------------- --------------- ---------------- --------------- --------------- ---------------
INCOME STATEMENT INFORMATION
Revenues from continuing operations                 $  3,423,293    $  2,766,210     $  2,502,059    $  2,118,516    $  1,976,732
Income from continuing operations                        196,509         156,750          113,540          86,999          88,410
Income (loss) from discontinued operations                  (111)            (93)           7,671           5,218           1,696
Net income                                               196,398         156,657          121,211          92,217          90,106
--------------------------------------------------- --------------- ---------------- --------------- --------------- ---------------
FINANCIAL POSITION AND CASH FLOW INFORMATION
Working capital                                     $    320,847    $    352,620     $    346,768    $    269,276    $    228,552
Total assets                                           3,326,423       2,975,804        2,389,756       2,138,035       1,999,297
Long-term debt                                           864,817         905,859          594,747         584,425         605,613
Total debt                                             1,063,021       1,009,888          625,809         613,531         639,670
Depreciation and amortization                            252,982         198,065          184,371         168,935         155,661
Capital expenditures                                     340,173         290,239          204,235         143,824         114,340
Cash provided by operating activities                    409,239         315,279          270,465         262,788         253,753
Cash used by investing activities                       (359,455)       (645,185)        (209,602)       (144,791)        (53,929)
Cash provided (used) by financing activities             (84,196)        369,325          (56,512)       (125,501)       (205,480)
--------------------------------------------------- --------------- ---------------- --------------- --------------- ---------------
RATIOS
Return on sales(b)                                         5.7%            5.7%             4.5%            4.1%            4.5%
Return on average equity(c)                               18.1%           16.7%            13.8%           12.2%           12.6%
Current ratio                                             1.4:1           1.5:1            1.6:1           1.5:1           1.5:1
Total debt to total capital(d)                            48.1%           50.4%            40.6%           44.1%           49.8%
--------------------------------------------------- --------------- ---------------- --------------- --------------- ---------------
PER SHARE INFORMATION
Basic   - Income from continuing operations         $      4.68     $      3.76      $      2.76     $      2.14     $      2.19
        - Income from discontinued operations               --              --              0.19            0.13            0.04
                                                    --------------- ---------------- --------------- --------------- ---------------
        - Net income                                $      4.68     $      3.76      $      2.95     $      2.27     $      2.23
                                                    =============== ================ =============== =============== ===============

Diluted - Income from continuing operations         $      4.65     $      3.73      $      2.73     $      2.12     $      2.17
        - Income from discontinued operations               --              --              0.18            0.13            0.04
                                                    --------------- ---------------- --------------- --------------- ---------------
        - Net income                                $      4.65     $      3.72(e)   $      2.91     $      2.25     $      2.21
                                                    =============== ================ =============== =============== ===============

Book value                                          $     27.28     $     23.79      $     22.07     $     19.01     $     15.90
Cash dividends declared                                   1.330           1.225            1.125          1.0625          1.0125
--------------------------------------------------- --------------- ---------------- --------------- --------------- ---------------
OTHER INFORMATION
Diluted average number of shares outstanding              42,215          42,080          41,598          40,973          40,680
Number of employees                                       21,500          21,000          18,500          17,500          17,500
Backlog from continuing operations (f)              $    300,998    $    275,790     $   243,006     $   186,222     $   157,777
=================================================== =============== ================ =============== =============== ===============

(a) Includes the Northern Hemisphere mill services operations of Brambles Industrial Services (BISNH) acquired December 29, 2005 (Mill Services) and Hunnebeck Group GmbH acquired November 21, 2005 (Access Services).
(b) "Return on sales" is calculated by dividing income from continuing operations by revenues from continuing operations.
(c) "Return on average equity" is calculated by dividing income from continuing operations by quarterly weighted-average equity.
(d) "Total debt to total capital" is calculated by dividing the sum of debt (short-term borrowings and long-term debt including current maturities) by the sum of equity and debt.
(e)  Does not total due to rounding.
(f) Excludes the estimated amount of long-term mill service contracts, which had estimated future revenues of $4.4 billion at December 31, 2006. Also excludes backlog of the Access Services Segment and the roofing granules and slag abrasives business. These amounts are generally not quantifiable due to the nature and timing of the products and services provided.


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

Factors which could cause results to differ include, but are not limited to: (1) changes in the worldwide business environment in which the Company operates, including general economic conditions; (2) changes in currency exchange rates, interest rates and capital costs; (3) changes in the performance of stock and bond markets that could affect, among other things, the valuation of the assets in the Company's pension plans and the accounting for pension assets, liabilities and expenses; (4) changes in governmental laws and regulations, including environmental, tax and import tariff standards; (5) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services and technologies; (6) unforeseen business disruptions in one or more of the many countries in which the Company operates due to political instability, civil disobedience, armed hostilities or other calamities; (7) the seasonal nature of the business; (8) the successful integration of the Company's strategic acquisitions; and (9) other risk factors listed from time to time in the Company's SEC reports. A further discussion of these, along with other potential factors, can be found in Part I, Item 1A, "Risk Factors," of this Form 10-K. The Company cautions that these factors may not be exhaustive and that many of these factors are beyond the Company's ability to control or predict. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company undertakes no duty to update forward-looking statements except as may be required by law.

EXECUTIVE OVERVIEW
The Company's record performance in 2006 reflected the execution of the Company's portfolio-based management strategy of growth through selective strategic acquisitions and increased international diversity that is industrial services focused. All of the Company's core operating groups showed improved full-year results over the prior year. The 2006 results were led by the Access Services and Mill Services Segments. Only the Gas Technologies Segment's results were below prior year. In the first quarter of 2007, the Board of Directors approved the divestiture of this business, which is expected to occur in the second half of 2007.

The Company's 2006 revenues were a record $3.4 billion. This was an increase of $657.1 million or 24% over 2005. Income from continuing operations was a record $196.5 million for 2006 compared with $156.8 million in 2005, an increase of 25%. Diluted earnings per share from continuing operations were a record $4.65 for 2006, a 25% increase from 2005.

In addition to strong market conditions for most of the Company's services and products, the 2006 performance benefited from the Company's November 21, 2005 acquisition of Hunnebeck Group GmbH ("Hunnebeck") and the December 29, 2005 acquisition of the Northern Hemisphere steel mill services of Brambles Industrial Services ("BISNH"). Both of these acquisitions performed well in 2006. Revenues in 2006 were reduced by the sale of the Company's U.K.-based Youngman manufacturing operation on October 1, 2005. The net effect of business acquisitions and divestitures increased revenues by $405.2 million in 2006.

During 2006, the Company had record net cash provided by operating activities of $409.2 million, a 30% increase over the $315.3 million achieved in 2005. The Company expects strong cash flows from operating activities in 2007, exceeding the record achieved in 2006. The Company's cash flows are further discussed in the Liquidity and Capital Resources section.

The record revenue, income from continuing operations and diluted earnings per share for 2006 demonstrate the balance and geographic diversity of the Company's operations. The Company's Mill Services and Access Services Segments, as well as the Engineered Products and Services ("all other") Category delivered improved results. This operating balance and geographic diversity, as well as growth opportunities in the Company's core services platforms, such as the February 2007 acquisition of Excell Materials, provide a broad foundation for future growth and a hedge against normal changes in economic and industrial cycles.

SEGMENT OVERVIEW
Mill Services Segment revenues in 2006 were $1.4 billion compared with $1.1 billion in 2005, a 29% increase. Operating income increased by 35% to $147.8 million, from $109.6 million in 2005. Operating margins for this Segment increased by 50 basis points to 10.8% from 10.3% in 2005. The increase in operating margins was due to improved operating performance at several locations, principally due to the Company's ongoing cost reduction program. The overall effect of acquisitions increased revenues for the Segment by $219.0 million in 2006, and BISNH was accretive in 2006. This Segment accounted for 40% of the Company's revenues and 41% of the operating income for 2006.

The Access Services Segment's revenues in 2006 were $1,080.9 million compared with $788.8 million in 2005, a 37% increase. Operating income increased by 61% to $120.4 million, from $74.7 million in 2005. Operating margins for the Segment improved by 160 basis points to 11.1% from 9.5% in 2005. These improvements were broad-based, and were led by the North American and European operations, including Hunnebeck. The net effect of business acquisitions and divestitures increased revenues for this Segment by $186.2 million in 2006, mostly due to Hunnebeck. This Segment accounted for 31% of the Company's revenues and 34% of the operating income for 2006.

The Engineered Products and Services ("all other") Category's revenues in 2006 were $578.2 million compared with $546.9 million in 2005, a 6% increase. Operating income increased by 11% to $77.5 million, from $69.7 million in 2005. Four of the five businesses in this Category contributed higher revenues in 2006 compared with 2005, and three of the businesses contributed higher operating income. The air-cooled heat exchangers business continued to benefit from strong energy market demand due to increased natural gas drilling and transmission. The industrial grating business again posted improved results due to strong end-markets in energy and non-residential construction. The roofing granules and abrasives business and the boiler and process equipment business contributed solid performances in 2006, consistent with 2005. The railway track maintenance services and equipment business continued the shift towards contract services, but operating income was negatively impacted by increased operating expenses, mostly from the effects of a rail grinder accident, increased raw material costs and higher sub-contractor equipment and labor costs. However, the overall strong performance by the businesses in this group helped to moderate the rising commodity costs experienced throughout this Category in 2006. This Category accounted for 17% of the Company's revenue and 21% of the operating income for 2006.

The Gas Technologies Segment's revenues in 2006 were $397.7 million compared with $370.2 million in 2005, a 7% increase. Operating income decreased by 21% to $14.2 million, from $17.9 million in 2005. Operating income was negatively impacted by restructuring costs associated with strategic initiatives including exiting an underperforming product line, as well as higher commodity costs for brass and steel. These increased costs reduced operating margins for this Segment by 120 basis points from 4.8% in 2005 to 3.6% in 2006. This Segment accounted for 12% of the Company's revenues and 4% of the operating income for 2006.

The positive effect of foreign currency translation increased 2006 consolidated revenues by $35.3 million and pre-tax income by $2.4 million when compared with 2005.

OUTLOOK OVERVIEW
The Company's operations span several industries and products as more fully discussed in Part I, Item 1, "Business." On a macro basis, the Company is affected by worldwide steel mill production and capacity utilization; non-residential and commercial construction and industrial maintenance activities; industrial production volume; and the general business trend towards the outsourcing of services. The overall outlook for 2007 continues to be positive for these business drivers.

The Company's Mill Services Segment expects to continue to benefit from consistent levels of global steel production at mills served by the Company, new contract signings and continued accretion from the December 2005 acquisition of BISNH. However, the Company may also experience increased operating costs that could have a negative impact on operating margins, to the extent these costs cannot be passed to customers.

Both the domestic and international Access Services activity remains strong. Although the sale of the Youngman light-access manufacturing business in late 2005 modestly affected 2006 revenues, operating income in 2006 for the Segment was a record and is expected to continue to benefit from the strong performance of Hunnebeck; increased non-residential construction spending and industrial maintenance activity in the Company's major markets; continued development of new markets; further market penetration from new products; product cross-selling opportunities among the markets served by the three Access Services businesses; and cost reduction opportunities through consolidated procurement and continuous process improvement initiatives.

The outlook for the Engineered Products and Services ("all other") Category remains positive for 2007. Income and margins in the Company's railway track maintenance services and equipment business are expected to improve in the long term from the shift towards contract services. The air-cooled heat exchangers business is expected to continue to benefit from strong end-market demand due to increased natural gas drilling and transmission. The boiler and process equipment business and the industrial grating products business are expected to post another year of solid, stable results in 2007. The roofing granules and abrasives business is expected to continue to perform consistently well long-term, although increased operating costs could reduce operating margins.

In January 2007, the Company announced its intention to divest the Gas Technologies business. This decision is consistent with the Company's overall strategic focus on global industrial services businesses. The divestiture is expected to be completed in the second half of 2007.

The stable or improved market conditions for most of the Company's services and products, the significant investments made recently for acquisitions, such as the February 2007 acquisition of Excell Materials, and other growth-related capital expenditures provide the base for achieving the Company's stated objective for growth in diluted earnings per share from continuing operations and net cash provided by operating activities for 2007. The record performance and cash flow achieved in 2006 and the executed strategic actions provide a solid foundation towards achieving these goals.

------------------------------------------------------------------------------------------------------
                                                       REVENUES BY REGION
------------------------------------------------------------------------------------------------------
                                    TOTAL REVENUES                     PERCENTAGE GROWTH FROM
                           TWELVE MONTHS ENDED DECEMBER 31                  2005 TO 2006
------------------------------------------------------------------------------------------------------
(DOLLARS IN MILLIONS)           2006               2005          VOLUME       CURRENCY      TOTAL
------------------------------------------------------------------------------------------------------
Europe                    $    1,593.1       $    1,109.1         41.2%          2.4%       43.6%
North America                  1,364.0            1,219.8         11.5           0.3        11.8
Latin America                    165.4              149.2          5.3           5.6        10.9
Middle East and Africa           159.5              153.7          6.0          (2.2)        3.8
Asia/Pacific                     141.2              134.4          5.4          (0.3)        5.1
------------------------------------------------------------------------------------------------------
Total                     $    3,423.2       $    2,766.2         22.5%          1.3%       23.8%
======================================================================================================

2006 HIGHLIGHTS
The following significant items affected the Company overall during 2006 in comparison with 2005:

Company Wide:
o Strong worldwide economic activity, as well as the accretive performance of the Hunnebeck and BISNH acquisitions, benefited the Company in 2006. This included increased access equipment services, especially in North America and Europe; net increased volume and new business in the Mill Services Segment; and increased demand for air-cooled heat exchangers and industrial grating products.
o As expected, during 2006, the Company experienced higher fuel and energy-related costs, as well as higher commodity costs for certain manufacturing businesses. To the extent that such costs cannot be passed to customers in the future, operating income may be adversely affected.
o Total pension expense for 2006 increased $5.8 million compared with 2005. Defined contribution and multi-employer plan expenses for 2006 increased approximately $7.4 million from 2005 due to increased volume in the Mill Services and Access Services Segments. This was partially offset by decreased defined benefit pension expense of approximately $1.6 million due principally to improved returns on plan assets in 2005 as well as the Company's cash contributions to the plans' assets. The Company is currently taking additional actions designed to further mitigate pension expense volatility. This is more fully discussed in the Outlook, Trends and Strategies section.
o During 2006, international sales and operating income were 62% and 71%, respectively, of total sales and operating income. This compares with 2005 levels of 58% of sales and 67% of operating income. The international percentages have increased from 2005 to 2006 principally as a result of the Hunnebeck and BISNH acquisitions.

MILL SERVICES SEGMENT:
     (DOLLARS IN MILLIONS)                             2006            2005
     ---------------------------------------------------------------------------
     Revenues                                     $    1,366.5    $    1,060.4
     Operating income                                    147.8           109.6
     Operating margin percent                             10.8%           10.3%
     ===========================================================================

     ---------------------------------------------------------------------------
     MILL SERVICES SEGMENT - SIGNIFICANT EFFECTS ON REVENUES:    (IN MILLIONS)
     ---------------------------------------------------------------------------
     Revenues - 2005                                              $   1,060.4
     Acquisitions - (principally BISNH)                                 219.0
     Increased volume and new business                                   68.7
     Impact of foreign currency translation                              18.4
     ---------------------------------------------------------------------------
     Revenues - 2006                                              $   1,366.5
     ===========================================================================

     MILL SERVICES SEGMENT - SIGNIFICANT EFFECTS ON OPERATING INCOME:

     o Operating income for 2006 increased by $35.3 million (excluding the effect of foreign currency translation), as a result of the BISNH acquisition and increased volumes and net new business, particularly in the United States, Europe and Latin America, partially offset by increased operating costs (as noted below).
     o Compared with 2005, the Segment's operating income and margins in 2006 were negatively impacted by increased fuel and energy-related costs (excluding increased costs due to acquisitions) of approximately $10 million. A portion of this increase was growth-related. Despite the increased energy costs, margins improved in 2006 due to continuous process improvement activities and stringent cost controls.
     o Foreign currency translation in 2006 increased operating income for this Segment by $2.8 million, compared with 2005.

ACCESS SERVICES SEGMENT:
     (DOLLARS IN MILLIONS)                             2006           2005
     ---------------------------------------------------------------------------
     Revenues                                     $    1,080.9    $     788.8
     Operating income                                    120.4           74.7
     Operating margin percent                             11.1%           9.5%
     ===========================================================================

     ---------------------------------------------------------------------------
     ACCESS SERVICES SEGMENT - SIGNIFICANT EFFECTS ON REVENUES:   (IN MILLIONS)
     ---------------------------------------------------------------------------
     Revenues - 2005                                              $     788.8
     Net effect of acquisitions and divestitures ((Hunnebeck
           and Cleton) offset by the Youngman light-access
           manufacturing unit divestiture)                              186.2
     Increased volume and new business                                   91.2
     Impact of foreign currency translation                              14.8
     Other                                                               (0.1)
     ---------------------------------------------------------------------------
     Revenues - 2006                                              $   1,080.9
     ===========================================================================

     ACCESS SERVICES SEGMENT - SIGNIFICANT EFFECTS ON OPERATING INCOME:

     o The net effect of acquisitions and divestitures had a positive effect on 2006 operating income of $25.8 million, with the Hunnebeck business performing well.
     o In 2006, there was a continued strengthening in the North American non-residential construction markets that started in the latter half of 2004. This had a positive effect on volume (particularly equipment rentals) which caused overall margins and operating income in North America to improve. Equipment rentals, particularly in the construction sector, provide the highest margins for this Segment.

     o The international access services business continued to improve due to increased non-residential construction spending and industrial maintenance activity in the Company's major markets.
     o Operating income and margins were negatively impacted in 2006 due to lower gains on the sale of significant assets in 2006 of $2.5 million, compared with asset gains of $5.1 million in 2005.
     o Foreign currency translation in 2006 increased operating income for this Segment by $1.5 million compared with 2005.

ENGINEERED PRODUCTS AND SERVICES ("ALL OTHER") CATEGORY:
     (DOLLARS IN MILLIONS)                              2006          2005
     ---------------------------------------------------------------------------
     Revenues                                     $     578.2     $     546.9
     Operating income                                    77.5            69.7
     Operating margin percent                            13.4%           12.7%
     ===========================================================================

     ---------------------------------------------------------------------------
     ENGINEERED PRODUCTS AND SERVICES ("ALL OTHER") CATEGORY -    (IN MILLIONS)
     SIGNIFICANT EFFECTS ON REVENUES:
     ---------------------------------------------------------------------------
     Revenues - 2005                                              $     546.9
     Air-cooled heat exchangers                                          32.5
     Industrial grating products                                          8.4
     Boiler and process equipment                                         5.4
     Roofing granules and abrasives                                       0.9
     Railway track maintenance services and equipment                   (17.0)
     Impact of foreign currency translation                               0.9
     Other                                                                0.2
     ---------------------------------------------------------------------------
     Revenues - 2006                                              $     578.2
     ===========================================================================

     ENGINEERED PRODUCTS AND SERVICES ("ALL OTHER") CATEGORY - SIGNIFICANT EFFECTS ON OPERATING INCOME:

     o Operating income for the air-cooled heat exchangers business improved in 2006 due to increased volume resulting from an improved natural gas market.
     o The boiler and process equipment business delivered improved results in 2006 due to increased revenues from the new-generation MACH boilers, Thermific boilers and process equipment.
     o The increase in 2006 operating income for the industrial grating products business was due principally to higher pricing and an improved product mix, partially offset by higher raw material costs.
     o Higher pricing resulting from the pass-through of higher energy costs for roofing granules and abrasives again sustained profitable results for that business in 2006, approximating 2005's operating income.
     o Operating income for the railway track maintenance services and equipment business was lower in 2006 compared with 2005 due to increased operating expenses, mostly from the effects of a rail grinder accident, increased raw material costs and higher sub-contractor equipment and labor costs, partially offset by favorable equipment sales mix and increased repair parts volume.
     o The impact of foreign currency translation in 2006 did not have a material impact on operating income for this Category when compared with the 2005.

GAS TECHNOLOGIES SEGMENT:
     (DOLLARS IN MILLIONS)                            2006            2005
     ---------------------------------------------------------------------------
     Revenues                                     $     397.7     $     370.2
     Operating income                                    14.2            17.9
     Operating margin percent                             3.6%            4.8%
     ===========================================================================

     ---------------------------------------------------------------------------
     GAS TECHNOLOGIES SEGMENT - SIGNIFICANT EFFECTS ON REVENUES:  (IN MILLIONS)
     ---------------------------------------------------------------------------
     Revenues - 2005                                              $     370.2
     Increased demand for cryogenics equipment and industrial
       cylinders                                                         23.5
     Increased demand for composite-wrapped cylinders and
       certain valves                                                    11.9
     Decreased sales of propane tanks                                    (8.8)
     Impact of foreign currency translation                               1.2
     Other                                                               (0.3)
     ---------------------------------------------------------------------------
     Revenues - 2006                                              $     397.7
     ===========================================================================

     GAS TECHNOLOGIES SEGMENT - SIGNIFICANT IMPACTS ON OPERATING INCOME:

     o Operational improvements and the effect of increased sales were offset by increased brass costs, higher insurance and restructuring costs (principally in the third quarter) associated with strategic initiatives in the valves business in 2006 compared with 2005. A strategic action plan has been implemented to improve the results of the valves business. Cost savings as a result of this plan helped decrease the impact of significantly increased brass costs in 2006. In addition, certain product lines have been rationalized which resulted in significant restructuring costs incurred in 2006.
     o The international businesses, principally in Europe, contributed to the improved performance of the cryogenics business during 2006 compared with 2005.
     o Despite higher demand for industrial cylinders, operating income decreased from 2005 due mainly to the effect of equipment repairs and maintenance, product mix and higher commodity and energy-related costs.
     o Operating income decreased for propane tanks in 2006, due to decreased demand, as well as increased commodity costs. The negative effect of these items was partially offset by a favorable product mix and process improvement initiatives.
     o Operating income increased during 2006 for composite-wrapped cylinders due to increased sales and a favorable product mix, partially offset by higher raw material costs.
     o Foreign currency translation in 2006 decreased operating income for this Segment by $0.9 million.

OUTLOOK, TRENDS AND STRATEGIES
Looking to 2007 and beyond, the following significant items, trends and strategies are expected to affect the Company:

Company Wide:
-------------
 o The Company will continue its focus on expanding the industrial services businesses, with a particular emphasis on growing the Mill Services Segment, the Access Services Segment and other specialized services. Growth is expected to be achieved through the provision of additional services to existing customers, new contracts in both developed and emerging markets and strategic acquisitions, such as the February 2007 acquisition of Excell Materials, Inc. Additionally, new higher-margin service opportunities in railway services will be pursued globally.
o In January 2007, the Company announced its intention to divest the Gas Technologies business. This decision is consistent with the Company's overall strategic focus on industrial services businesses.
o The Company will continue to invest in strategic acquisitions and growth capital investments; however, management will be very selective in its capital investments, choosing those with the highest Economic Value Added (EVA(R)).
o A greater focus on corporate-wide expansion into emerging economies is expected in the coming years. More specifically, within the next three to five years, a focused strategy of the Company is to approximately double its presence in the Latin American, Asia Pacific, Middle East and Africa, and Eastern European markets to approximately 30% of total revenues.
o The continued growth of the Chinese steel industry, as well as other Asian emerging economies, could impact the Company in several ways. Increased steel mill production in China, and in other Asian countries, may provide additional service opportunities for the Mill Services Segment. However, increased Asian steel exports could result in lower steel production in other parts of the world, affecting the Company's customer base. Additionally, continued increased Chinese economic activity may result in increased commodity costs in the future, which may adversely affect the Company's manufacturing businesses. The potential impact of these risks is currently unknown.
o Increases in energy and commodity costs (e.g., fuel, natural gas, steel, brass, aluminum, etc.) and worldwide demand for these commodities could have an adverse effect on the Company's raw material costs and ability to obtain the necessary raw materials. Fuel and energy costs increased approximately $15 million in 2006 compared with 2005 (excluding increased costs due to acquisitions). A portion of this increase was growth-related. Should cost increases continue, it could result in reduced operating income for certain products to the extent that such costs cannot be passed on to customers. The effect of any Middle East armed hostilities on the cost of fuel and commodities is currently unknown, but it could have a significant effect.
o The armed hostilities in the Middle East could also have a significant effect on the Company's operations in the region. The potential impact of this risk is currently unknown. This exposure is further discussed in Part I, Item 1A, "Risk Factors."
o Foreign currency translation had an overall favorable effect on the Company's sales, operating income and Stockholders' equity as a result of translation adjustments during 2006. If the U.S. dollar strengthens, particularly in relationship to the euro or British pound sterling, the impact on the Company would generally be negative in terms of reduced sales, income and Stockholders' equity.
o The Company expects strong cash flow from operating activities in 2007 exceeding the record of $409 million achieved in 2006. This will help support the Company's growth initiatives.
o Controllable cost reductions and continuous process improvement initiatives across the Company are targeted to further enhance margins for most businesses. These initiatives include improved supply-chain management; additional outsourcing in the manufacturing businesses; and an added emphasis on corporate-wide procurement initiatives. The Company will use its increased size and leverage due to recent acquisitions to reduce vendor costs and focus on additional opportunities for cost reductions via procurement in low-cost countries such as China and India.
o Total pension expense (defined benefit, defined contribution and multi-employer) for 2007 is expected to approximate or be slightly higher than the 2006 level. Defined benefit pension expense is expected to decline in 2007 due to the significant level of cash contributions, including voluntary cash contributions (approximately $10.6 million during 2006 and $16.9 million during 2005, mostly to the U.K. plan, which will have a positive effect on future years' pension expense), to the defined benefit pension plans as well as the higher than expected returns in 2006 on the plans' assets. The Company's pension task force continues to evaluate alternative strategies to further mitigate overall pension expense, including the on-going evaluation of investment fund managers' performance; the balancing of plan assets and liabilities; the risk assessment of all multi-employer pension plans; the possible merger of certain plans; the consideration of incremental cash contributions to certain plans; and other changes that should mitigate future volatility and expense. On a comparative basis, total pension expense during 2006 was $5.8 million higher than 2005, due principally to increased defined contribution and multi-employer pension expense resulting from increased volume in the Access Services and Mill Services Segments.
o Changes in worldwide interest rates, particularly in the U.S. and Europe, could have a significant effect on the Company's overall interest expense, as approximately 48% of the Company's borrowings are at variable interest rates as of December 31, 2006 (in comparison to approximately 50% at December 31, 2005). The Company manages the mix of fixed rate and floating rate debt to preserve adequate funding flexibility as well as control the effect of interest rate changes on consolidated interest expense.

Mill Services Segment:
----------------------
o To maintain pricing levels, a more disciplined steel industry has been adjusting production levels to bring inventories in-line with current demand. Based on current market conditions and industry reports, the Company expects global steel production to remain stable in 2007, which would generally have a favorable effect on this Segment's revenues.
o Further consolidation in the global steel industry is probable. Should additional transactions occur involving some of the steel industry's larger companies that are customers of the Company, it would result in an increase in concentration of revenues and credit risk for the Company. If a large customer were to experience financial difficulty, or file for bankruptcy protection, it could adversely impact the Company's income, cash flows and asset valuations. As part of its credit risk management practices, the Company closely monitors the credit standing and accounts receivable position of its customer base. Further consolidation may also increase pricing pressure on the Company and the competitive risk of services contracts which are up for renewal. Conversely, such consolidation may provide additional service opportunities for the Company as the Company believes it is well-positioned competitively.
o Energy-related costs increased approximately $10 million during 2006 compared with 2005 (excluding increased costs due to acquisitions). Some of these costs were passed on to customers in the form of selling price increases. Given the volatility of such costs, the future effect on the Company cannot be quantified.
o The Company has been placing significant emphasis on improving operating margins of this Segment. Margin improvements are most likely to be achieved through internal efforts such as global procurement initiatives; process improvement programs; maintenance best practices programs; and continued execution of the Company's reorganization plan.

Access Services Segment:
------------------------
o Both the international and domestic Access Services businesses experienced buoyant markets during 2006 and that is expected to continue in 2007. Specifically, international and especially North American non-residential construction activity continues at historically high volume levels. Additionally, new product line additions continue to benefit growth in North America.

Engineered Products and Services ("all other") Category:
--------------------------------------------------------
o International demand for the railway track maintenance services and equipment business's products and services is expected to be strong in the long term. In addition, increased volume of higher-margin contract services and manufacturing process improvements and efficiencies are expected to improve margins on a long-term basis. Additionally, higher-margin international equipment sales will continue to be pursued by this business.
o Worldwide supply and demand for steel could have an adverse impact on raw material costs and the ability to obtain the necessary raw materials for most businesses in this Category. The Company has implemented certain strategies and plans to help ensure continued product supply to our customers and mitigate the potentially negative impact that rising steel prices could have on operating income.
o The roofing granules and abrasives business is expected to continue to perform well long-term, although increased energy costs could reduce operating margins. This business is pursuing the use of more energy-efficient equipment to help mitigate the increased energy-related costs.
o Due to a strong natural gas market and additional North American opportunities, demand for air-cooled heat exchangers is expected to remain strong for 2007.

Gas Technologies Segment:
-------------------------
o In January 2007, the Company announced its intention to divest the Gas Technologies business. This decision is consistent with the Company's overall strategic focus on industrial services businesses.

RESULTS OF OPERATIONS FOR 2006, 2005 AND 2004

(DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE INFORMATION AND PERCENTAGES)     2006          2005          2004
-----------------------------------------------------------------------------------------------------------------
Revenues from continuing operations                                      $  3,423.3    $  2,766.2    $  2,502.1
Cost of services and products sold                                          2,547.6       2,099.4       1,916.4
Selling, general and administrative expenses                                  507.4         393.2         368.4
Other expenses                                                                  6.9           2.0           4.9
Operating income from continuing operations                                   358.5         268.9         209.8
Interest expense                                                               60.5          41.9          41.1
Income tax expense from continuing operations                                  97.5          64.8          49.0
Income from continuing operations                                             196.5         156.8         113.5
Income/(loss) from discontinued operations                                     (0.1)         (0.1)          7.7
Net income                                                                    196.4         156.7         121.2
Diluted earnings per common share from continuing operations                    4.65          3.73          2.73
Diluted earnings per common share                                               4.65          3.72          2.91
Effective income tax rate for continuing operations                            32.3%         28.1%         28.6%
Consolidated effective income tax rate                                         32.3%         28.1%         29.1%
=================================================================================================================

COMPARATIVE ANALYSIS OF CONSOLIDATED RESULTS

REVENUES

2006 vs. 2005
-------------
Revenues for 2006 increased $657.1 million or 24% from 2005, to a record level. This increase was attributable to the following significant items:

--------------------------------------------------------------------------------
  IN MILLIONS                 CHANGE IN REVENUES 2006 VS. 2005
--------------------------------------------------------------------------------
$    405.2     Net effect of business acquisitions and divestitures. Increased revenues of $219.0 million and $186.2 million in the Mill
               Services and Access Services Segments, respectively.

      91.2 Net increased revenues in the Access Services Segment due principally to strong non-residential construction markets in North America and the continued strength of the international business, particularly in Europe (excluding the net effect of acquisitions and divestitures).

      68.7 Net increased volume, new contracts and sales price changes in the Mill Services Segment, particularly in Europe and the U.S. (excluding acquisitions).

      35.3     Effect of foreign currency translation.

      32.5 Increased revenues of the air-cooled heat exchangers business due to a strong natural gas market and increased prices.

      26.3 Net increased revenues in the Gas Technologies Segment due principally to demand for cryogenics equipment, certain valves and industrial cylinders, partially offset by decreased demand for propane tanks.

       8.4 Increased revenues of the industrial grating products business due to increased demand and, to a lesser extent, increased prices and a more favorable product mix.

     (17.0) Net decreased revenues in the railway track maintenance services and equipment business due to decreased equipment sales, partially offset by increased contract services as well as repair part sales in the U.K. Equipment sales declined due to a large order shipped to China in 2005 which did not recur in 2006.

       6.5     Other (minor changes across the various units not already
               mentioned).
--------------------------------------------------------------------------------
$    657.1     Total Change in Revenues 2006 vs. 2005
================================================================================

2005 vs. 2004
-------------
Revenues for 2005 increased $264.1 million or 11% from 2004. This increase was attributable to the following significant items:

--------------------------------------------------------------------------------
  IN MILLIONS                  CHANGE IN REVENUES 2005 VS. 2004
--------------------------------------------------------------------------------
$     72.5     Net increased revenues in the Access Services Segment due
               principally to improved markets in the North America and the strength of the international business, particularly in the Middle East and Europe (excluding the net effect of acquisitions and divestitures).

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

      16.5 Net effect of business acquisitions and divestitures. Increased revenues of $4.0 million and $12.5 million in the Mill Services and Access Services Segments, respectively.

      14.8     Effect of foreign currency translation.

      12.4 Increased revenues of the industrial grating products business due to increased demand (partially due to the effects of Hurricanes Katrina and Rita) and, to a lesser extent, increased prices and a more favorable product mix.

       4.8 Other (minor changes across the various units not already mentioned).

--------------------------------------------------------------------------------
$    264.1     Total Change in Revenues 2005 vs. 2004
================================================================================

COST OF SERVICES AND PRODUCTS SOLD

2006 vs. 2005
-------------
Cost of services and products sold for 2006 increased $448.2 million or 21% from 2005, slightly lower than the 24% increase in revenues. This increase was attributable to the following significant items:

--------------------------------------------------------------------------------
  IN MILLIONS     CHANGE IN COST OF SERVICES AND PRODUCTS SOLD 2006 VS. 2005
--------------------------------------------------------------------------------
$    281.8     Net effect of business acquisitions and divestitures.

     159.6 Increased costs due to increased revenues (exclusive of the effect of foreign currency translation and business acquisitions, and including the impact of increased commodity and energy costs included in selling prices).

      25.9     Effect of foreign currency translation.

     (19.1) Other (due to product mix; stringent cost controls; process improvements; volume-related efficiencies and minor changes across the various units not already mentioned; partially offset by increased fuel and energy-related costs not recovered through selling prices).

--------------------------------------------------------------------------------
$    448.2     Total Change in Cost of Services and Products Sold 2006 vs. 2005
================================================================================

2005 vs. 2004
Cost of services and products sold for 2005 increased $183.0 million or 10% from 2004, slightly lower than the 11% increase in revenues. This increase was attributable to the following significant items:

--------------------------------------------------------------------------------
  IN MILLIONS      CHANGE IN COST OF SERVICES AND PRODUCTS SOLD 2005 VS. 2004
--------------------------------------------------------------------------------
$    177.8     Increased costs due to increased revenues (exclusive of the effect of foreign currency translation and business acquisitions and including the impact of increased costs included in selling prices).

      12.7     Effect of foreign currency translation.

       4.1     Net effect of business acquisitions and divestitures.

     (11.6)    Other (due to product mix; stringent cost controls; process improvements; and minor changes across the various units not already mentioned; partially offset by increased fuel and
               energy-related costs).
--------------------------------------------------------------------------------
$    183.0     Total Change in Cost of Services and Products Sold 2005 vs. 2004
================================================================================

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

2006 vs. 2005
-------------
Selling, general and administrative ("SG&A") expenses for 2006 increased $114.2 million or 29% from 2005, a higher rate than the 24% increase in revenues. The higher relative percentage increase in SG&A expense as compared with revenues was due principally to the effect of certain acquisitions which, by their nature, have a higher percentage of SG&A-related costs. This increase was attributable to the following significant items:

--------------------------------------------------------------------------------
                    CHANGE IN SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  IN MILLIONS                            2006 VS. 2005
--------------------------------------------------------------------------------
$     71.3     Net effect of business acquisitions and dispositions.

      22.4 Increased compensation expense due to salary increases, increased headcount, higher commissions and employee incentive plan costs due to improved performance.

       5.5     Effect of foreign currency translation.

       3.7 Increased space and equipment rentals, supplies, utilities and fuel costs.

       3.2     Increased travel expenses.

       2.9     Increased professional fees due to special projects.

       5.2     Other.

--------------------------------------------------------------------------------
$    114.2     Total Change in Selling, General and Administrative Expenses
               2006 vs. 2005
================================================================================

2005 vs. 2004
-------------
Selling, general and administrative expenses for 2005 increased $24.8 million or 7% from 2004, less than the 11% increase in revenues. This increase was attributable to the following significant items:

--------------------------------------------------------------------------------
                    CHANGE IN SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
  IN MILLIONS                           2005 VS. 2004
--------------------------------------------------------------------------------
$      6.5     Increased employee compensation expense due to salary increases, increased payroll taxes and employee incentive plan increases due to improved performance, partially offset by decreased defined benefit pension expense.

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

--------------------------------------------------------------------------------
$     24.8     Total Change in Selling, General and Administrative Expenses
               2005 vs. 2004
================================================================================

OTHER EXPENSES

This income statement classification includes impaired asset write-downs, employee termination benefit costs and costs to exit activities, offset by net gains on the disposal of non-core assets. Net Other Expenses of $6.9 million in 2006 compared with $2.0 million in 2005 and $4.9 million in 2004.

2006 vs. 2005
-------------
Net Other Expenses for 2006 increased $4.9 million or 243% from 2005. This increase was attributable to the following significant items:

--------------------------------------------------------------------------------
  IN MILLIONS                CHANGE IN OTHER EXPENSES 2006 VS. 2005
--------------------------------------------------------------------------------
$      4.2     Decrease in net gains on disposals of non-core assets. This decrease was attributable principally to $5.5 million in net gains that were realized in 2006 from the sale of non-core assets compared with $9.7 million in 2005. The net gains for both years were principally within the Access Services and Mill Services
               Segments.

       3.9 Increase in impaired asset write-downs due principally to exiting an underperforming product line of the Gas Technologies Segment.

       2.3     Increase in other expenses, including costs to exit activities.

      (5.5) Decrease in employee termination benefit costs. This decrease related principally to decreased costs in the Mill Services and Access Services Segments.

--------------------------------------------------------------------------------
$      4.9     Total Change in Other Expenses 2006 vs. 2005
================================================================================

2005 vs. 2004
-------------
Net Other Expenses for 2005 decreased $2.9 million or 59% from 2004. This decrease was attributable to the following significant items:

--------------------------------------------------------------------------------
  IN MILLIONS               CHANGE IN OTHER EXPENSES 2005 VS. 2004
--------------------------------------------------------------------------------
$     (8.2)    Increase in net gains on disposals of non-core assets. This increase was attributable principally to $9.7 million in net gains that were realized in 2005 from the sale of non-core assets principally within the Access Services and Mill Services
               Segments, compared with $1.5 million in 2004.

       5.2 Increase in employee termination benefit costs. This increase related principally to increased costs in the Mill Services and Access Services Segments as well as the Engineered Products and Services ("all other") Category and the Corporate headquarters compared with 2004.

       0.1     Increase in other expenses.
--------------------------------------------------------------------------------
$     (2.9)    Total Change in Other Expenses 2005 vs. 2004
================================================================================

For additional information, see Note 15, Other (Income) and Expenses, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."

--------------------------------------------------------------------------------

INTEREST EXPENSE

2006 vs. 2005
-------------
Interest expense in 2006 was $18.6 million or 44% higher than in 2005. This was principally due to increased borrowings to finance business acquisitions made in the fourth quarter of 2005 and, to a lesser extent, higher interest rates on variable interest rate borrowings. The impact of foreign currency translation also increased interest expense by approximately $0.6 million.

2005 vs. 2004
-------------
Interest expense in 2005 was $0.9 million or 2% higher than in 2004. This was principally due to higher interest rates on variable interest rate borrowings in the United States and, to a lesser extent, increased borrowings in November and December 2005 to finance acquisitions. This was partially offset by approximately $0.3 million of decreased interest expense due to the effect of foreign currency translation.

--------------------------------------------------------------------------------

INCOME TAX EXPENSE FROM CONTINUING OPERATIONS

2006 vs. 2005
-------------
The increase in 2006 of $32.8 million or 51% in the provision for income taxes from continuing operations was primarily due to increased earnings from continuing operations for the reasons mentioned above and an increased effective income tax rate. The effective income tax rate relating to continuing operations for 2006 was 32.3% versus 28.1% for 2005. The increase related principally to increased effective income tax rates on international earnings and remittances. The year 2005 included a one-time benefit recorded in the fourth quarter of $2.7 million associated with funds repatriated under the American Jobs Creation Act of 2004 (AJCA). Additionally, during the fourth quarter of 2005, consistent with the Company's strategic plan of investing for growth at certain international locations, the Company received a one-time income tax benefit of $3.6 million.

2005 vs. 2004
-------------
The increase in 2005 of $15.7 million or 32% in the provision for income taxes from continuing operations was primarily due to increased earnings from continuing operations for the reasons mentioned above, partially offset by a decreased effective income tax rate. The effective income tax rate relating to continuing operations for 2005 was 28.1% versus 28.6% for 2004. The decrease related principally to reduced effective income tax rates on international earnings and remittances, partially offset by reduced favorable settlements of tax contingencies in comparison with 2004. The differences on international earnings and remittances from 2004 to 2005 included a one-time benefit recorded in the fourth quarter of 2005 of $2.7 million associated with funds repatriated under the American Jobs Creation Act of 2004 (AJCA). Additionally, during the fourth quarter of 2005, consistent with the Company's strategic plan of investing for growth at certain international locations, the Company received a one-time income tax benefit of $3.6 million.

For additional information, see Note 9, Income Taxes, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."

--------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS

2006 vs. 2005
-------------
Income from continuing operations in 2006 of $196.5 million was $39.8 million or 25% higher than 2005. This increase resulted from strong demand for most of the Company's services and products and the net effect of business acquisitions and divestitures.

2005 vs. 2004
-------------
Income from continuing operations in 2005 of $156.8 million was $43.2 million or 38% higher than 2004. This increase resulted from strong demand for most of the Company's services and products (principally from the Access Services Segment and industrial grating products) that resulted in increased revenues, as well as from stringent cost controls and process improvements that contained selling, general and administrative expenses growth to a level below revenue growth.

--------------------------------------------------------------------------------

INCOME FROM DISCONTINUED OPERATIONS

2006 vs. 2005
-------------
Income from discontinued operations for 2006 approximated the 2005 amount and was immaterial.

2005 vs. 2004
-------------
Income from discontinued operations for 2005 decreased $7.8 million or 101% from 2004. This decrease was attributable principally to after-tax income from the one-time settlement of the Company's Federal Excise Tax (FET) litigation in 2004. For additional information on the FET litigation see Note 10, Commitments and Contingencies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," in the Company's 2004 Form 10-K.

--------------------------------------------------------------------------------

NET INCOME AND EARNINGS PER SHARE

2006 vs. 2005
Net income of $196.4 million and diluted earnings per share of $4.65 in 2006 exceeded 2005 by $39.7 million or 25% and $0.93 or 25%, respectively, due to increased income from continuing operations for the reasons described above.

2005 vs. 2004
Net income of $156.7 million and diluted earnings per share of $3.72 in 2005 exceeded 2004 by $35.4 million or 29% and $0.81 or 28%, respectively, primarily due to increased income from continuing operations, partially offset by the decrease in income from discontinued operations for the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW
Building on its history of strong operating cash flows, the Company achieved a record $409.2 million in operating cash flow in 2006. This represents a 30% improvement over 2005's operating cash flow of $315.3 million. In 2006, this significant source of cash has enabled the Company to invest $340.2 million in capital expenditures (45% of which were for revenue-growth projects); pay $54.5 million in stockholder dividends; and invest $34.3 million in business acquisitions. These significant 2006 investments follow $290 million of capital expenditures (over 50% of which were for revenues-growth projects); $49.9 million in stockholder dividends; and $394.5 million in business acquisitions invested in 2005. The Company believes these investments provide a solid foundation for future revenue and Economic Value Added (EVA(R)) growth.

Despite significant investment amounts in 2006, the Company's net cash borrowings decreased by $35.7 million. Balance sheet debt, which is affected by foreign currency translation, increased $53.1 million from December 31, 2005. However, for the same period, the debt to capital ratio declined from 50.4% to 48.1% as a result of increased Stockholder's Equity.

The Company's strategic objectives for 2007 include generating record net cash provided by operating activities in excess of the $409.2 million generated in 2006. The Company's strategy to redeploy excess or discretionary cash in long-term, high-renewal-rate services contracts for the Mill Services business; for growth and international diversification in the Access Services Segment; for growth and international expansion of the recently acquired Excell Materials; expansion of the railway track maintenance services and equipment business; and for sensible bolt-on acquisitions in the industrial services businesses. The Company also foresees continuing its long and consistent history of paying dividends to stockholders and to pay down debt to the extent possible.

To further enhance its portfolio of industrial services businesses and provide cash flow for strategic investments, in January 2007, the Company's Board of Directors approved a plan to divest the Gas Technologies Segment. The Company estimates that the business will be sold during the second half of 2007. Proceeds from the sale of this manufacturing business will provide financial flexibility to further invest in the Company's services businesses and for debt reduction.

The Company also intends to focus on improved working capital management. Specifically, accounts receivable in the Access Services Segment and inventory levels in the manufacturing businesses will continue to be scrutinized and challenged to improve the Company's use of funds.

CASH REQUIREMENTS
The following summarizes the Company's expected future payments related to contractual obligations and commercial commitments at December 31, 2006.

CONTRACTUAL OBLIGATIONS AS OF DECEMBER 31, 2006 (A)

                                                                                    PAYMENTS DUE BY PERIOD
                                                                                    ----------------------
                                                                      LESS THAN        1-3          4-5          AFTER
(IN MILLIONS)                                              TOTAL        1 YEAR        YEARS        YEARS        5 YEARS
-------------------------------------------------------------------------------------------------------------------------
Short-term Debt                                        $    185.1     $   185.1     $     --     $     --     $       -

Long-term Debt
   (including current maturities and capital leases)        877.9          13.1          10.0        705.8        149.0

Projected interest payments on Long-term Debt (b)           227.3          59.4         102.2         52.6         13.1

Pension and Other Post- retirement Obligations (c)          611.4          51.2         108.3        118.1        333.8

Operating Leases                                            184.5          50.4          72.9         30.4         30.8

Purchase Obligations                                        161.4         158.5           1.9          0.5          0.5

Foreign Currency Forward Exchange Contracts (d)             170.9         170.9           --           --            -
-------------------------------------------------------------------------------------------------------------------------

Total Contractual Obligations                          $  2,418.5     $   688.6     $   295.3    $   907.4    $   527.2
=========================================================================================================================

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

 (b) The total projected interest payments on Long-term Debt are based upon borrowings, interest rates and foreign currency exchange rates as of December 31, 2006. The interest rates on variable-rate debt and the foreign currency exchange rates are subject to changes beyond the Company's control and may result in actual interest expense and payments differing from the amounts projected above.

 (c)   Amounts represent expected benefit payments for the next 10 years.

 (d) This amount represents the notional value of the foreign currency exchange contracts outstanding at December 31, 2006. Due to the nature of these transactions, there will be offsetting cash flows to these contracts, with the difference recognized as a gain or loss in the consolidated income statement. See Note 13, Financial Instruments, to the Consolidated Financial Statements under Part II,
       Item 8, "Financial Statements and Supplementary Data."

OFF-BALANCE SHEET ARRANGEMENTS - The following table summarizes the Company's contingent commercial commitments at December 31, 2006. These amounts are not included in the Company's Consolidated Balance Sheet since there are no current circumstances known to management indicating that the Company will be required to make payments on these contingent obligations.

COMMERCIAL COMMITMENTS AS OF DECEMBER 31, 2006

                                                   AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                                   ------------------------------------------
                             TOTAL AMOUNTS   LESS THAN     1-3        4-5        OVER 5   INDEFINITE
 (IN MILLIONS)                 COMMITTED       1 YEAR     YEARS      YEARS       YEARS    EXPIRATION
-----------------------------------------------------------------------------------------------------
Standby Letters of Credit       $   95.7      $  77.8    $  17.9    $   --      $  --     $     --

Guarantees                          29.1         12.9        1.1        1.4        0.8         12.9

Performance Bonds                   14.4          8.8        0.1        --         --           5.5

Other Commercial Commitments        11.1          --         --         --         --          11.1
-----------------------------------------------------------------------------------------------------

Total Commercial Commitments    $  150.3      $  99.5    $  19.1    $   1.4    $   0.8    $    29.5
=====================================================================================================

Certain guarantees and performance bonds are of a continuous nature and do not have a definite expiration date.

SOURCES AND USES OF CASH
The Company's principal sources of liquidity are cash from operations and borrowings under its various credit agreements, augmented periodically by cash proceeds from asset sales. The primary drivers of the Company's cash flow from operations are the Company's sales and income, particularly in the services businesses. The Company's long-term Mill Services contracts provide predictable cash flows for several years into the future. (See "Certainty of Cash Flows" section for additional information on estimated future revenues of Mill Services contracts and order backlogs for the Company's manufacturing businesses and railway track maintenance services and equipment business). Cash returns on capital investments made in prior years, for which no cash is currently required, are a significant source of operating cash. Depreciation expense related to these investments is a non-cash charge. The Company also continues to maintain working capital at a manageable level based upon the requirements and seasonality of the business.

Major uses of operating cash flows and borrowed funds include payroll costs and related benefits; pension funding payments; raw material purchases for the manufacturing businesses; income tax payments; interest payments; insurance premiums and payments of self-insured casualty losses; and machinery, equipment, automobile and facility rental payments. Other primary uses of cash include capital investments, principally in the industrial services businesses; debt principal payments; and dividend payments. Cash will also be used for strategic or bolt-on acquisitions as the appropriate opportunities arise.

      RESOURCES AVAILABLE FOR CASH REQUIREMENTS - The Company has various credit facilities and commercial paper programs available for use throughout the world. The following chart illustrates the amounts outstanding under credit facilities and commercial paper programs and available credit as of December 31, 2006.

SUMMARY OF CREDIT FACILITIES AND
COMMERCIAL PAPER PROGRAMS                      AS OF DECEMBER 31, 2006
--------------------------------------------------------------------------------
(IN MILLIONS)                          FACILITY      OUTSTANDING     AVAILABLE
                                         LIMIT         BALANCE        CREDIT
--------------------------------------------------------------------------------

U.S. commercial paper program         $   550.0(a)    $  263.4       $  286.6

Euro commercial paper program             264.0          207.2           56.8

Revolving credit facility (b)             450.0            --           450.0

Supplement credit facility (b) (c)        100.0            --           100.0

Bilateral credit facility (d)              50.0            --            50.0
--------------------------------------------------------------------------------

TOTALS AT DECEMBER 31, 2006           $ 1,414.0       $  470.6       $  943.4(E)
================================================================================

 (a) In June 2006, the Company increased the maximum amount of its U.S. commercial paper program from $400 million to $550 million.
 (b)   U.S. - based program.
 (c)   This facility was increased to $250 million effective February 1, 2007.
 (d)   International-based Program.
 (e) Although the Company has significant available credit, as of December 31, 2006, it was the Company's policy to limit aggregate commercial paper and credit facility borrowings at any one time to a maximum of $600 million. Effective February 1, 2007, this maximum was increased to $750 million.

See Note 6, Debt and Credit Agreements, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for more information on the Company's credit facilities.

      CREDIT RATINGS AND OUTLOOK - The following table summarizes the Company's debt ratings as of December 31, 2006:

                                                  U.S.-BASED
                           LONG-TERM NOTES     COMMERCIAL PAPER      OUTLOOK
-------------------------------------------------------------------------------
Standard & Poor's (S&P)          A-                  A-2             Stable
Moody's                          A3                  P-2             Stable
Fitch                            A-                  F2              Stable
-------------------------------------------------------------------------------

The Company's euro-based commercial paper program has not been rated since the euro market does not require it. In August 2006, S&P reaffirmed it's A- and A-2 ratings for the Company's long-term notes and U.S. commercial paper, respectively, and its stable outlook. In January 2007, Fitch reaffirmed it's ratings for the Company's long-term notes and U.S. commercial paper, respectively, and its stable outlook. Also in January 2007, Moody's reaffirmed its ratings for the Company. A downgrade to the Company's credit ratings would probably increase borrowing costs to the Company, while an improvement in the Company's credit ratings would probably decrease borrowing costs to the Company.

      WORKING CAPITAL POSITION - Changes in the Company's working capital are reflected in the following table:

                                         DECEMBER 31    DECEMBER 31    INCREASE
(DOLLARS ARE IN MILLIONS)                   2006           2005       (DECREASE)
--------------------------------------------------------------------------------
CURRENT ASSETS
   Cash and cash equivalents             $    101.2     $    120.9    $   (19.7)
   Accounts receivable, net                   753.2          666.3         86.9
   Inventories                                285.2          251.1         34.1
   Other current assets                        88.4           60.4         28.0
   Assets held-for-sale                         3.6            2.3          1.3
--------------------------------------------------------------------------------
         Total current assets               1,231.6        1,101.0        130.6
--------------------------------------------------------------------------------

CURRENT LIABILITIES
   Notes payable and current maturities       198.2          104.0         94.2
   Accounts payable                           287.0          247.2         39.8
   Accrued compensation                        95.0           75.7         19.3
   Income taxes payable                        62.0           42.3         19.7
   Other current liabilities                  268.6          279.2        (10.6)
--------------------------------------------------------------------------------
         Total current liabilities            910.8          748.4        162.4
--------------------------------------------------------------------------------

WORKING CAPITAL                          $    320.8     $    352.6    $   (31.8)
--------------------------------------------------------------------------------

CURRENT RATIO                                1.4:1          1.5:1
================================================================================

Working capital decreased 9% in 2006 due principally to the following factors:

o Cash decreased by $19.7 million due principally to payments made to reduce the Company's net cash borrowings.

o Net receivables increased by $86.9 million due principally to increases in the Mill Services and Access Services Segments which were largely due to foreign currency translation as a result of the strengthening of the British pound sterling and the euro in relation to the U.S. dollar, higher sales and the Cleton acquisition. Partially offsetting these increases was the timing of cash collections in the railway track maintenance services and equipment business.

o The increase in inventory balances related principally to increased demand in the Access Services Segment, increased demand and the timing of purchases and shipments in the Gas Technologies Segment and foreign currency translation.

o Notes payable and current maturities increased $94.2 million principally due to increased bank overdrafts and the anticipated payment of a portion of commercial paper borrowings within one year.

o Accounts payable increased $39.8 million due principally to increases in the Mill Services and Access Services Segments which were largely due to foreign currency translation, the Cleton acquisition and the timing of payments.

CERTAINTY OF CASH FLOWS - The certainty of the Company's future cash flows is underpinned by the long-term nature of the Company's mill services contracts. At December 31, 2006, the Company's mill services contracts had estimated future revenues of $4.4 billion, compared with $4.3 billion as of December 31, 2005. In addition, as of December 31, 2006, the Company had an order backlog of $301.0 million for its manufacturing businesses and railway track maintenance services and equipment business. This compares with $275.8 million as of December 31, 2005. This increase is due principally to new orders for air-cooled heat exchangers, industrial grating and increased demand for certain products within the Gas Technologies Segment, partially offset by decreased orders for railway track maintenance services in the Engineered Products and Services ("all other") Category. The railway track maintenance services and equipment business backlog includes a significant portion that is long-term, which will not be realized until 2007 and later due to the long lead times necessary to build certain equipment, and the long-term nature of certain service contracts. Order backlog for scaffolding, shoring and forming services of the Access Services Segment and for roofing granules and slag abrasives is excluded from the above amounts. These amounts are generally not quantifiable due to short order lead times for certain services, the nature and timing of the products and services provided and equipment rentals with the ultimate length of the rental period often unknown.

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

CASH FLOW SUMMARY
The Company's cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

 SUMMARIZED CASH FLOW INFORMATION
(IN MILLIONS)                                    2006        2005         2004
--------------------------------------------------------------------------------
Net cash provided by (used in):
   Operating activities                       $  409.2    $  315.3    $   270.5
   Investing activities                         (359.4)     (645.2)      (209.6)
   Financing activities                          (84.2)      369.3        (56.5)
   Effect of exchange rate changes on cash        14.7       (12.6)         9.5
--------------------------------------------------------------------------------
   Net change in cash and cash equivalents    $  (19.7)   $   26.8    $    13.9
================================================================================

      CASH FROM OPERATING ACTIVITIES - Net cash provided by operating activities in 2006 was a record $409.2 million, an increase of $93.9 million from 2005. The increased cash from operations in 2006 resulted from the following factors:

o    Increased net income in 2006 compared with 2005.

o The timing of accounts receivable collections at the railway track maintenance services and equipment business, mill services business and the air-cooled heat exchangers business.

o Partially offsetting the above improvements was the use of cash for other assets and liabilities in 2006 compared with a source of cash for other assets and liabilities for 2005. This was principally due to an increase in insurance liabilities during 2005 not repeated in 2006, partially offset by an increase in income tax payments due to increased net income in 2006. The increased insurance liabilities during 2005 were directly offset by increased third-party insurance claim receivables.

      CASH USED IN INVESTING ACTIVITIES - Capital investments in 2006 were $340.2 million, an increase of $50.0 million from 2005. Approximately 45% of the investments were for projects intended to grow future revenues. Investments were made predominantly for the industrial services businesses with 48% in the Mill Services Segment and 41% in the Access Services Segment. The Company also invested $34.3 million principally for acquisitions in the Mill Services and Access Services Segments. See Note 2, Acquisitions and Dispositions, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional disclosures related to these acquisitions.

      CASH USED IN FINANCING ACTIVITIES - The following table summarizes the Company's debt and capital positions as of December 31, 2006 and 2005.

                                           DECEMBER 31           DECEMBER 31
(DOLLARS ARE IN MILLIONS)                     2006                  2005
--------------------------------------------------------------------------------
Notes Payable and Current Maturities      $      198.2          $      104.0
Long-term Debt                                   864.8                 905.9
--------------------------------------------------------------------------------
Total Debt                                     1,063.0               1,009.9
Total Equity                                   1,146.4                 993.9
--------------------------------------------------------------------------------
Total Capital                             $    2,209.4          $    2,003.9(a)

Total Debt to Total Capital                       48.1%                 50.4%
================================================================================
   (a) Does not total due to rounding.

The Company's debt as a percentage of total capital decreased in 2006. Overall debt increased due to increases in foreign currency-denominated debt due to foreign currency translation resulting from the weakening of the U.S. dollar in comparison with the euro and the British pound sterling. Additionally, total equity increased due principally to increased net income in 2006 and foreign currency translation, partially offset by SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158") pension adjustments and dividends.

DEBT COVENANTS
The Company's credit facilities and certain notes payable agreements contain covenants requiring a minimum net worth of $475 million and a maximum debt to capital ratio of 60%. Based on balances at December 31, 2006, the Company could increase borrowings by approximately $655.2 million and still be within its debt covenants. Alternatively, keeping all other factors constant, the Company's equity could decrease by approximately $438.0 million and the Company would still be within its covenants. Additionally, the Company's 7.25% British pound sterling-denominated notes due October 27, 2010 include a covenant that permits the note holders to redeem their notes, at par, in the event of a change of control of the Company. The Company expects to be compliant with these debt covenants one year from now.

CASH AND VALUE-BASED MANAGEMENT
The Company plans to continue with its strategy of selective investing for strategic purposes for the foreseeable future. An example of the execution of this strategy is the February 2007 acquisition of Excell Materials. The goal of this strategy is to improve the Company's Economic Value Added (EVA(R)) under the program that commenced January 1, 2002. Under this program the Company evaluates strategic investments based upon the investment's economic profit. EVA equals after-tax operating profits less a charge for the use of the capital employed to create those profits (only the service cost portion of pension expense is included for EVA purposes). Therefore, value is created when a project or initiative produces a return above the cost of capital. Consistent with the 2006 results, meaningful improvement in EVA was achieved compared with 2005.

The Company is committed to continue paying dividends to stockholders. The Company has increased the dividend rate for 13 consecutive years, and in November 2006, the Company paid its 226th consecutive quarterly cash dividend. In November 2006, the Company declared its 227th consecutive quarterly dividend and increased its dividend rate by more than nine percent. The Company also plans to continue paying down debt to the extent possible. Additionally, the Company has authorization to repurchase up to one million of its shares through January 31, 2008.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES
The Company's discussion and analysis of its financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. On an on-going basis the Company evaluates its estimates, including those related to pensions and other postretirement benefits, bad debts, goodwill valuation, long-lived asset valuations, inventory valuations, insurance reserves, contingencies and income taxes. The impact of changes in these estimates, as necessary, is reflected in the respective segment's operating income in the period of the change. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different outcomes, assumptions or conditions.

The Company believes the following critical accounting policies are affected by its more significant judgments and estimates used in the preparation of its consolidated financial statements. Management has discussed the development and selection of the critical accounting estimates described below with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the Company's disclosure relating to these estimates in this Management's Discussion and Analysis of Financial Condition and Results of Operations. These items should be read in conjunction with Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."

PENSION BENEFITS
The Company has defined benefit pension plans in several countries. The largest of these plans are in the United Kingdom and the United States. The Company's funding policy for these plans is to contribute amounts sufficient to meet the minimum funding pursuant to U.K. and U.S. statutory requirements, plus any additional amounts that the Company may determine to be appropriate. The Company made cash contributions to its defined benefit pension plans of $37.2 million (including $10.6 million of discretionary payments) and $48.8 million (including $16.9 million discretionary payments) during 2006 and 2005, respectively. Additionally, the Company expects to make a minimum of $25.6 million in cash contributions to its defined benefit pension plans during 2007.

For the year 2005, the Company accounted for its defined benefit pension plans in accordance with SFAS No. 87, "Employer's Accounting for Pensions" ("SFAS 87"), which requires that amounts recognized in financial statements be determined on an actuarial basis. At December 31, 2005, the adjustment to recognize the additional minimum liability required under SFAS 87 impacted accumulated other comprehensive loss in the Stockholders' Equity section of the Consolidated Balance Sheets by $14.7 million, net of deferred income taxes.

As of December 31, 2006, the Company accounted for its defined benefit pension plans in accordance with SFAS 158, which requires the Company to recognize in its balance sheet, the overfunded or underfunded status of its defined benefit postretirement plans measured as the difference between the fair value of the plan assets and the benefit obligation (projected benefit obligation for a pension plan) as an asset or liability. The charge or credit is recorded as adjustment to accumulated other comprehensive income/loss, net of tax. This reduced the Company's equity on an after-tax basis by approximately $88.2 million compared with measurement under prior standards. The results of operations were not affected. The adoption of SFAS 158 did not have a negative impact on compliance with the Company's debt covenants.

Management implemented a three-part strategy in 2002 and 2003 to deal with the adverse market forces that have increased the unfunded benefit obligations of the Company. These strategies included pension plan design changes, a review of funding policy alternatives and a review of the asset allocation policy and investment manager structure. With regards to plan design, the Company amended a majority of the U.S. defined benefit pension plans and certain international defined benefit pension plans so that accrued service is no longer granted for periods after December 31, 2003, although compensation increases will continue to be recognized on actual service to-date (for the U.S. plans this is limited to 10 years - through December 2013). In place of these plans, the Company established, effective January 1, 2004, defined contribution pension plans providing for the Company to contribute a specified matching amount for participating employees' contributions to the plan. Domestically, this match is made on employee contributions up to four percent of their eligible compensation. Additionally, the Company may provide a discretionary contribution of up to two percent of compensation for eligible employees. Internationally, this match is up to six percent of eligible compensation with an additional two percent going towards insurance and administrative costs. The Company believes these new retirement benefit plans will provide a more predictable and less volatile pension expense than existed under the defined benefit plans.

The Company's pension task force continues to evaluate alternative strategies to further reduce overall pension expense including the on-going evaluation of investment fund managers' performance; the balancing of plan assets and liabilities; the risk assessment of all multi-employer pension plans; the possible merger of certain plans; the consideration of incremental cash contributions to certain plans; and other changes that could reduce future pension expense volatility and minimize risk.

      CRITICAL ESTIMATE - DEFINED BENEFIT PENSION BENEFITS

Accounting for defined benefit pensions and other postretirement benefits requires the use of actuarial assumptions. The principal assumptions used include the discount rate and the expected long-term rate-of-return on plan assets. Each assumption is reviewed annually and represents management's best estimate at that time. The assumptions are selected to represent the average expected experience over time and may differ in any one year from actual experience due to changes in capital markets and the overall economy. These differences will impact the amount of unfunded benefit obligation and the expense recognized.

The discount rates as of the September 30, 2006 measurement date for the U.K. defined benefit pension plan and the October 31, 2006 measurement date for the U.S. defined benefit pension plans were 5.13% and 5.87%, respectively. These rates were used in calculating the Company's projected benefit obligations as of December 31, 2006. The discount rates selected represent the average yield on high-quality corporate bonds as of the measurement dates. The global weighted-average of these assumed discount rates for the years ending December 31, 2006, 2005 and 2004 were 5.3%, 5.3% and 5.7%, respectively. Annual pension expense is determined using the discount rate as of the beginning of the year, which for 2007 is the 5.3% global weighted-average discount rate. Pension expense and the projected benefit obligation generally increase as the selected discount rate decreases.

The expected long-term rate-of-return on plan assets is determined by evaluating the portfolios' asset class return expectations with the Company's advisors as well as actual, long-term, historical results of asset returns for the pension plans. The pension expense increases as the expected long-term rate-of-return on assets decreases. For 2006, the global weighted-average expected long-term rate-of-return on asset assumption was 7.6%. For 2007, the expected global long-term rate-of-return on assets will remain the same at 7.6%. This rate was determined based on a model of expected asset returns for an actively managed portfolio.

Based on the updated actuarial assumptions and the structural changes in the pension plans mentioned previously, the Company's 2007 pension expense is expected to stabilize. Total pension expense increased from 2005 to 2006 by $5.8 million due principally to increased multi-employer and defined contribution pension plan costs resulting from increased volume in the Access Services and Mill Services Segments. From 2004 to 2005, pension expense decreased by $1.7 million due principally to lower defined benefit pension expense in the United Kingdom. This resulted from plan design changes in 2004 when certain defined benefit plans were replaced by defined contribution plans.

Changes in pension benefit expense may occur in the future due to changes in actuarial assumptions and due to changes in returns on plan assets resulting from financial market conditions. Holding all other assumptions constant, a one-half percent increase or decrease in the discount rate and the expected long-term rate-of-return on plan assets would increase or decrease annual 2007 pre-tax defined benefit pension expense as follows:

                                APPROXIMATE CHANGES IN PRE-TAX DEFINED BENEFIT
                                ----------------------------------------------
                                               PENSION EXPENSE
                                               ---------------
                                    U.S. PLANS                 U.K. PLAN
                                    ----------                 ---------
Discount rate
-------------

One-half percent increase    Decrease of $0.7 million   Decrease of $4.3 million
One-half percent decrease    Increase of $2.0 million   Increase of $4.1 million

Expected long-term rate-of-
---------------------------
return on plan assets
---------------------

One-half percent increase    Decrease of $1.3 million   Decrease of $3.7 million
One-half percent decrease    Increase of $1.3 million   Increase of $3.7 million

Should circumstances change that affect these estimates, changes (either increases or decreases) to the net pension obligations may be required and would be recorded in accordance with the provisions of SFAS 87 and SFAS 158. Additionally, certain events could result in the pension obligation changing at a time other than the annual measurement date. This would occur when the benefit plan is amended or when plan curtailments occur under the provisions of SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" ("SFAS 88").

See Note 8, Employee Benefit Plans, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional disclosures related to these items.

NOTES AND ACCOUNTS RECEIVABLE
Notes and accounts receivable are stated at their net realizable value through the use of an allowance for doubtful accounts. The allowance is maintained for estimated losses resulting from the inability or unwillingness of customers to make required payments. The Company has policies and procedures in place requiring customers to be evaluated for creditworthiness prior to the execution of new service contracts or shipments of products. These reviews are structured to minimize the Company's risk related to realizability of its receivables. Despite these policies and procedures, the Company may still experience collection problems and potential bad debts due to economic conditions within certain industries (e.g., construction and steel industries) and countries and regions in which the Company operates. As of December 31, 2006 and 2005, receivables of $753.2 million and $666.3 million, respectively, were net of reserves of $25.4 million and $24.4 million, respectively.

      CRITICAL ESTIMATE - NOTES AND ACCOUNTS RECEIVABLE

A considerable amount of judgment is required to assess the realizability of receivables, including the current creditworthiness of each customer, related aging of the past due balances and the facts and circumstances surrounding any non-payment. The Company's provisions for bad debts during 2006, 2005 and 2004 were $9.2 million, $6.5 million and $5.0 million, respectively. The increase from 2005 to 2006 related principally to the acquisition of businesses in the fourth quarter of 2005 and overall increased revenues.

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

GOODWILL
The Company's net goodwill balances were $612.5 million and $559.6 million, as of December 31, 2006 and 2005, respectively. Goodwill is not amortized but tested for impairment at the reporting unit level on an annual basis, and between annual tests whenever events or circumstances indicate that the carrying value of a reporting unit's goodwill may exceed its fair value.

      CRITICAL ESTIMATE - GOODWILL

A discounted cash flow model is used to estimate the fair value of a reporting unit. This model requires the use of long-term planning estimates and assumptions regarding industry-specific economic conditions that are outside the control of the Company. The annual test for impairment includes the selection of an appropriate discount rate to value cash flow information. The basis of this discount rate calculation is derived from several internal and external factors. These factors include, but are not limited to, the average market price of the Company's stock, the number of shares of stock outstanding, the book value of the Company's debt, a long-term risk-free interest rate, and both market and size-specific risk premiums. The Company's annual goodwill impairment testing, performed as of October 1, 2006 and 2005, indicated that the fair value of all reporting units tested exceeded their respective book values and therefore no additional goodwill impairment testing was required. Due to uncertain market conditions, it is possible that estimates used for goodwill impairment testing may change in the future. Therefore, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

The Company has not materially changed its methodology for goodwill impairment testing for the years presented. There are currently no known trends, demands, commitments, events or uncertainties that are reasonably likely to occur that would materially affect the methodology or assumptions described above.

See Note 5, Goodwill and Other Intangible Assets, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional information on goodwill and other intangible assets.

ASSET IMPAIRMENT
Long-lived assets are reviewed for impairment when events and circumstances indicate that the book value of an asset may be impaired. The amounts charged against pre-tax income related to impaired long-lived assets were $4.4 million, $0.6 million and $0.4 million in 2006, 2005 and 2004, respectively. The increased 2006 amount relates to exiting an underperforming product line of the Gas Technologies Segment.

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

INVENTORIES
Inventories are stated at the lower of cost or market. Inventory balances are adjusted for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and its estimated market value. At December 31, 2006 and 2005, inventories of $285.2 million and $251.1 million, respectively, are net of lower of cost or market reserves and obsolescence reserves of $14.3 million and $16.1 million, respectively.

      CRITICAL ESTIMATE - INVENTORIES

In assessing the ultimate realization of inventory balance amounts, the Company is required to make judgments as to future demand requirements and compare these with the current or committed inventory levels. If actual market conditions are determined to be less favorable than those projected by management, additional inventory write-downs may be required and would be recorded through income in the period the determination is made. Additionally, the Company records reserves to adjust a substantial portion of its U.S. inventory balances to the last-in, first-out (LIFO) method of inventory valuation. In adjusting these reserves throughout the year, the Company estimates its year-end inventory costs and quantities. At December 31 of each year, the reserves are adjusted to reflect actual year-end inventory costs and quantities. During periods of inflation, the LIFO expense usually increases and during periods of deflation it decreases. These year-end adjustments resulted in pre-tax income/(expense) of $(2.1) million, $1.7 million and $(4.3) million in 2006, 2005 and 2004, respectively.

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

INSURANCE RESERVES
The Company retains a significant portion of the risk for property, workers' compensation, U.K. employers' liability, automobile, general and product liability losses. At December 31, 2006 and 2005 the Company has recorded liabilities of $103.4 million and $102.3 million, respectively, related to both asserted as well as unasserted insurance claims. At December 31, 2006 and 2005, $18.9 million and $25.2 million, respectively, is included in insurance liabilities related to claims covered by insurance carriers for which a corresponding receivable has been recorded.

      CRITICAL ESTIMATE - INSURANCE RESERVES

Reserves have been recorded based upon actuarial calculations which reflect the undiscounted estimated liabilities for ultimate losses including claims incurred but not reported. Inherent in these estimates are assumptions which are based on the Company's history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends. If actual claims differ from those projected by management, changes (either increases or decreases) to insurance reserves may be required and would be recorded through income in the period the change was determined. During 2006, the Company recorded a retrospective insurance reserve adjustment that increased pre-tax insurance expense by $1.2 million. In 2005 and 2004, the retrospective insurance reserve adjustments decreased pre-tax insurance expense for self-insured programs by $4.1 million and $2.7 million, respectively. The Company has programs in place to improve claims experience, such as aggressive claim and insured litigation management and an improved focus on workplace safety.

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

See Note 10, Commitments and Contingencies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional disclosure on this uncertainty and other contingencies.

INCOME TAXES
The Company is subject to various federal, state and local income taxes in the taxing jurisdictions where the Company operates. At the end of each quarterly period, the Company makes its best estimate of the annual effective income tax rate and applies that rate to year-to-date pre-tax income to arrive at the year-to-date income tax provision. Income tax loss contingencies are recorded in the period when it is determined that it is probable that a liability has been incurred and the loss can be reasonably estimated. Adjustments to estimated amounts are recorded as necessary based upon new information, the occurrence of new events or the resolution of an uncertainty. As of December 31, 2006, 2005 and 2004, the Company's net effective income tax rate was 32.3%, 28.1% and 29.1%, respectively.

A valuation allowance to reduce deferred tax assets is evaluated on a quarterly basis. The valuation allowance is principally for tax-loss carryforwards which are uncertain as to realizability. The valuation allowance was $13.9 million and $21.7 million as of December 31, 2006 and 2005, respectively.

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

In July 2006, the FASB issued FASB Interpretation, ("FIN") 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." It prescribes a recognition threshold and measurement attribute for financial statement recognition and disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt this interpretation in the first quarter of 2007.

The Company is currently evaluating the requirements of FIN 48 and has not yet determined the impact on the consolidated financial statements. There are currently no other known trends, demands, commitments, events or uncertainties that are reasonably likely to occur that would materially affect the methodology or assumptions described above.

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

RESEARCH AND DEVELOPMENT
The Company invested $3.0 million, $2.7 million and $2.6 million in internal research and development programs in 2006, 2005 and 2004, respectively. Internal funding for research and development was as follows:

                                            RESEARCH AND DEVELOPMENT EXPENSE
------------------------------------------------------------------------------
(IN MILLIONS)                                 2006        2005        2004
------------------------------------------------------------------------------
Mill Services Segment                      $    1.1    $    1.4    $    1.3
Access Services Segment                         0.7         0.5         0.4
Gas Technologies Segment                        0.2         0.2         0.3
------------------------------------------------------------------------------
   Segment Totals                               2.0         2.1         2.0
Engineered Products and Services ("all
other") Category                                1.0         0.6         0.6
------------------------------------------------------------------------------
   Consolidated Totals                     $    3.0    $    2.7    $    2.6
==============================================================================

BACKLOG
As of December 31, 2006, the Company's order backlog, exclusive of long-term mill services contracts, access services and roofing granules and slag abrasives, was $301.0 million compared with $275.8 million as of December 31, 2005, a 9% increase. Of the $301.0 million of order backlog at December 31, 2006, approximately $58.7 million or 20% is not expected to be filled in 2007.

                                                              ORDER BACKLOG
-------------------------------------------------------------------------------
(IN MILLIONS)                                               2006        2005
-------------------------------------------------------------------------------
Engineered Products and Services ("all other") Category   $  236.5    $  230.6
Gas Technologies Segment                                      64.5        45.2
-------------------------------------------------------------------------------
      Consolidated Backlog                                $  301.0    $  275.8
===============================================================================

Order backlog for the Engineered Products and Services ("all other") Category at December 31, 2006 was 3% above the December 31, 2005 order backlog. The change is principally due to increased order backlog of air-cooled heat exchangers and industrial grating products, partially offset by decreased order backlog for railway track maintenance services. Order backlog for roofing granules and slag abrasives is excluded from the above amounts. Order backlog amounts for that product group are generally not quantifiable due to the short order lead times of the products provided.

The Gas Technologies Segment order backlog at December 31, 2006 was 43% above the December 31, 2005 order backlog. The change primarily reflects increased order backlog for cryogenics equipment and industrial gas cylinders, partially offset by decreased order backlog for composite pressure vessels.

Mill services contracts have an estimated future value of $4.4 billion at December 31, 2006 compared with $4.3 billion at December 31, 2005. Approximately 60% of these revenues are expected to be recognized by December 31, 2009. The remaining revenues are expected to be recognized between January 1, 2010 and December 31, 2015.

Order backlog for scaffolding, shoring and forming services of the Access Services Segment is excluded from the above amounts. These amounts are generally not quantifiable due to short order lead times for certain services, the nature and timing of the products and services provided and equipment rentals with the ultimate length of the rental period often unknown.

DIVIDEND ACTION
The Company paid four quarterly cash dividends of $0.325 per share in 2006, for an annual rate of $1.30. This is an increase of 8.3% from 2005. At the November 2006 meeting, the Board of Directors increased the dividend by 9.2% to an annual rate of $1.42 per share. The Board normally reviews the dividend rate periodically during the year and annually at its November meeting. There are no material restrictions on the payment of dividends.

The February 2007 payment marked the 227th consecutive quarterly dividend paid at the same or at an increased rate. In 2006, 28% of net earnings were paid out in dividends. The Company is philosophically committed to maintaining or increasing the dividend at a sustainable level. The Company has paid dividends each year since 1939.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Part I, Item 1A, "Risk Factors," for quantitative and qualitative disclosures about market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Supplementary Data

                                                                            Page
Consolidated Financial Statements of Harsco Corporation:

         Management's Report on Internal Control Over Financial Reporting    46

         Report of Independent Registered Public Accounting Firm             47

         Consolidated Balance Sheets
               December 31, 2006 and 2005                                    49

         Consolidated Statements of Income
               for the years 2006, 2005 and 2004                             50

         Consolidated Statements of Cash Flows
               for the years 2006, 2005 and 2004                             51

         Consolidated Statements of Stockholders' Equity
               for the years 2006, 2005 and 2004                             52

         Consolidated Statements of Comprehensive Income
               for the years 2006, 2005 and 2004                             53

         Notes to Consolidated Financial Statements                          54

Supplementary Data (Unaudited):

         Two-Year Summary of Quarterly Results                               92

         Common Stock Price and Dividend Information                         92

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2006 based on the framework established in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting is effective as of December 31, 2006.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing below, which expresses unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2006.


/S/ Derek C. Hathaway                     /S/ Salvatore D. Fazzolari

Derek C. Hathaway                         Salvatore D. Fazzolari
Chairman and Chief Executive Officer      President, Chief Financial Officer
February 27, 2007                         and Treasurer
                                          February 27, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PricewaterhouseCoopers LLP

To The Stockholders of Harsco Corporation:

We have completed integrated audits of Harsco Corporation's consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Harsco Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting
-----------------------------------------

Also, in our opinion, management's assessment, included in the accompanying "Management's Report on Internal Control Over Financial Reporting," that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 27, 2007

HARSCO CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                                                          DECEMBER 31   DECEMBER 31
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)                                                            2006          2005
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                                            $   101,260   $   120,929
     Accounts receivable, net                                                                                 753,168       666,252
     Inventories                                                                                              285,229       251,080
     Other current assets                                                                                      88,398        60,436
     Assets held-for-sale                                                                                       3,567         2,326
-----------------------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                                                               1,231,622     1,101,023
-----------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, net                                                                          1,322,467     1,139,808
Goodwill, net                                                                                                 612,480       559,629
Intangible assets, net                                                                                         88,164        78,839
Other assets                                                                                                   71,690        96,505
-----------------------------------------------------------------------------------------------------------------------------------
         TOTAL ASSETS                                                                                     $ 3,326,423   $ 2,975,804
===================================================================================================================================
LIABILITIES
CURRENT LIABILITIES:
     Short-term borrowings                                                                                $   185,074   $    97,963
     Current maturities of long-term debt                                                                      13,130         6,066
     Accounts payable                                                                                         287,006       247,179
     Accrued compensation                                                                                      95,028        75,742
     Income taxes payable                                                                                      61,967        42,284
     Dividends payable                                                                                         15,983        13,580
     Insurance liabilities                                                                                     40,810        47,244
     Other current liabilities                                                                                211,777       218,345
-----------------------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                                                            910,775       748,403
-----------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                                                864,817       905,859
Deferred income taxes                                                                                         103,592       123,334
Insurance liabilities                                                                                          62,542        55,049
Retirement plan liabilities                                                                                   189,457        98,946
Other liabilities                                                                                              48,876        50,319
-----------------------------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                                                                  2,180,059     1,981,910
-----------------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, Series A junior participating cumulative preferred stock                                        --            --
Common stock, par value $1.25, issued 68,491,523 and 68,257,785 shares as of December 31, 2006 and 2005,
respectively                                                                                                   85,614        85,322
Additional paid-in capital                                                                                    166,494       154,017
Accumulated other comprehensive loss                                                                         (169,334)     (167,318)
Retained earnings                                                                                           1,666,761     1,526,216
Treasury stock, at cost (26,472,843 and 26,474,609 shares, respectively)                                     (603,171)     (603,225)
Unearned stock-based compensation                                                                                --          (1,118)
-----------------------------------------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                                                                         1,146,364       993,894
-----------------------------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $ 3,326,423   $ 2,975,804
===================================================================================================================================

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
YEARS ENDED DECEMBER 31                                                   2006          2005          2004
-------------------------------------------------------------------------------------------------------------
REVENUES FROM CONTINUING OPERATIONS:
     Service revenue                                                  $ 2,538,068   $ 1,928,539   $ 1,764,159
     Product revenue                                                      885,225       837,671       737,900
-------------------------------------------------------------------------------------------------------------
        TOTAL REVENUES                                                  3,423,293     2,766,210     2,502,059
-------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES FROM CONTINUING OPERATIONS:
     Cost of services sold                                              1,851,230     1,425,222     1,313,075
     Cost of products sold                                                696,350       674,177       603,309
     Selling, general and administrative expenses                         507,367       393,187       368,385
     Research and development expenses                                      3,026         2,676         2,579
     Other expenses                                                         6,851         2,000         4,862
-------------------------------------------------------------------------------------------------------------
        TOTAL COSTS AND EXPENSES                                        3,064,824     2,497,262     2,292,210
=============================================================================================================

        OPERATING INCOME FROM CONTINUING OPERATIONS                       358,469       268,948       209,849

Equity in income of unconsolidated entities, net                              192            74           128
Interest income                                                             3,709         3,165         2,319
Interest expense                                                          (60,478)      (41,918)      (41,057)
-------------------------------------------------------------------------------------------------------------

        INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
        AND MINORITY INTEREST                                             301,892       230,269       171,239

Income tax expense                                                        (97,523)      (64,771)      (49,034)
-------------------------------------------------------------------------------------------------------------

        INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST        204,369       165,498       122,205

Minority interest in net income                                            (7,860)       (8,748)       (8,665)
-------------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                                         196,509       156,750       113,540
-------------------------------------------------------------------------------------------------------------

DISCONTINUED OPERATIONS:
     Loss from operations of discontinued business                           (181)         (430)         (801)
     Gain/(loss) on disposal of discontinued business                          28           261          (102)
     Income/(loss) related to discontinued defense business                   (25)           20        12,849
     Income tax benefit (expense)                                              67            56        (4,275)
-------------------------------------------------------------------------------------------------------------
INCOME/(LOSS) FROM DISCONTINUED OPERATIONS                                   (111)          (93)        7,671
-------------------------------------------------------------------------------------------------------------
        NET INCOME                                                    $   196,398   $   156,657   $   121,211
=============================================================================================================

Average shares of common stock outstanding                                 41,953        41,642        41,129

Basic earnings per common share:
     Continuing operations                                            $      4.68   $      3.76   $      2.76
     Discontinued operations                                                 --            --            0.19
-------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER COMMON SHARE                                       $      4.68   $      3.76   $      2.95
=============================================================================================================

Diluted average shares of common stock outstanding                         42,215        42,080        41,598

Diluted earnings per common share:
     Continuing operations                                            $      4.65   $      3.73   $      2.73
     Discontinued operations                                                 --            --            0.18
-------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE                                     $      4.65   $      3.72(a)$      2.91
=============================================================================================================

(a) Does not total due to rounding.

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

YEARS ENDED DECEMBER 31                                                        2006        2005        2004
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                               $ 196,398   $ 156,657   $ 121,211
   Adjustments to reconcile net income to net
      cash provided (used) by operating activities:
        Depreciation                                                          245,397     195,139     181,914
        Amortization                                                            7,585       2,926       2,457
        Equity in income of unconsolidated entities, net                         (188)        (74)       (128)
        Dividends or distributions from unconsolidated entities                  --           170         589
        Other, net                                                              8,008       8,134      (2,781)
        Changes in assets and liabilities, net of acquisitions
           and dispositions of businesses:
              Accounts receivable                                             (27,261)    (64,580)    (81,403)
              Inventories                                                     (20,347)    (25,908)    (22,278)
              Accounts payable                                                 13,017      10,787      22,310
              Net receipts (disbursements) related to discontinued defense
                  business                                                         (3)       (141)     12,280
              Other assets and liabilities                                    (13,367)     32,169      36,294
-------------------------------------------------------------------------------------------------------------

        NET CASH PROVIDED BY OPERATING ACTIVITIES                             409,239     315,279     270,465
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                (340,173)   (290,239)   (204,235)
   Purchase of businesses, net of cash acquired*                              (34,333)   (394,493)    (12,264)
   Proceeds from sales of assets                                               17,650      39,543       6,897
   Other investing activities                                                  (2,599)          4        --
-------------------------------------------------------------------------------------------------------------

        NET CASH USED BY INVESTING ACTIVITIES                                (359,455)   (645,185)   (209,602)
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Short-term borrowings, net                                                  73,050      73,530      (5,863)
   Current maturities and long-term debt:
              Additions                                                       315,010     571,928     198,032
              Reductions                                                     (423,769)   (230,010)   (214,551)
   Cash dividends paid on common stock                                        (54,516)    (49,928)    (45,170)
   Common stock issued-options                                                 11,574       9,097      16,656
   Other financing activities                                                  (5,545)     (5,292)     (5,616)
-------------------------------------------------------------------------------------------------------------

        NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                      (84,196)    369,325     (56,512)
-------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                        14,743     (12,583)      9,532
-------------------------------------------------------------------------------------------------------------

Net increase/(decrease) in cash and cash equivalents                          (19,669)     26,836      13,883

Cash and cash equivalents at beginning of period                              120,929      94,093      80,210
-------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $ 101,260   $ 120,929   $  94,093
=============================================================================================================

*PURCHASE OF BUSINESSES, NET OF CASH ACQUIRED
   Working capital, other than cash                                         $  (2,547)  $ (26,831)  $     (60)
   Property, plant and equipment                                              (15,106)   (169,172)     (3,024)
   Other noncurrent assets and liabilities, net                               (16,680)   (198,490)     (9,180)

-------------------------------------------------------------------------------------------------------------
        NET CASH USED TO ACQUIRE BUSINESSES                                 $ (34,333)  $(394,493)  $ (12,264)
=============================================================================================================

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                  COMMON STOCK
                                             ----------------------                            ACCUMULATED
                                                                      ADDITIONAL                   OTHER       UNEARNED
(IN THOUSANDS, EXCEPT SHARE AND                                        PAID-IN       RETAINED  COMPREHENSIVE  STOCK-BASED
PER SHARE AMOUNTS)                             ISSUED      TREASURY    CAPITAL       EARNINGS   INCOME(LOSS) COMPENSATION   TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES, JANUARY 1, 2004                    $  84,197    $(603,639)   $ 120,070    $1,345,787   $(169,427)   $  --      $  776,988
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                             121,211                              121,211
Cash dividends declared, $1.125 per share                                              (46,361)                             (46,361)
Translation adjustments                                                                             46,230                   46,230
Cash flow hedging instrument adjustments,
   net of $(86) deferred income taxes                                                                  159                      159
Pension liability adjustments, net of
   $2,062 deferred income taxes                                                                     (4,453)                  (4,453)
Stock options exercised, 564,529 shares            692          253       19,308                                             20,253
Other, 250 shares, and 3,500 restricted
   stock units                                                    9          154                                                163
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 2004                  $  84,889    $(603,377)   $ 139,532    $1,420,637   $(127,491)   $  --      $  914,190
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                             156,657                              156,657
Cash dividends declared, $1.225 per share                                              (51,078)                             (51,078)
Translation adjustments, net of $2,846
    deferred income taxes                                                                          (54,399)                 (54,399)
Cash flow hedging instrument adjustments,
   net of $82 deferred income taxes                                                                   (152)                    (152)
Pension liability adjustments, net of
   $(6,407) deferred income taxes                                                                   14,724                   14,724
Stock options exercised, 350,840 shares            433          116       12,596                                             13,145
Other, 1,087 shares, and 36,250 restricted
   stock units (net of forfeitures)                              36        1,889                               (1,847)           78
Amortization of unearned compensation on
   restricted stock units                                                                                         729          729

-----------------------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 2005                  $  85,322    $(603,225)   $ 154,017    $1,526,216   $(167,318)   $(1,118)   $  993,894
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                             196,398                              196,398
Adoption of SFAS 123(R)                                                   (1,118)                               1,118         --
Cash dividends declared, $1.33 per share                                               (55,853)                             (55,853)
Translation adjustments, net of $(5,643)
    deferred income taxes                                                                           91,578                   91,578
Cash flow hedging instrument adjustments,
   net of $(72) deferred income taxes                                                                  134                      134
Pension liability adjustments, net of
   $1,307 deferred income taxes                                                                     (5,523)                  (5,523)
Adoption of SFAS 158, net of $40,313
   deferred income taxes                                                                           (88,207)                 (88,207)
Marketable securities unrealized gains,
   net of $1 deferred income taxes                                                                       2                        2
Stock options exercised, 234,419 shares            292           19       11,659                                             11,970
Other, 1,085 shares, and 50,700 restricted
   stock units (net of forfeitures)                              35           (3)                                                32
Amortization of unearned compensation on
   restricted stock units                                                  1,939                                              1,939
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 2006                  $  85,614    $(603,171)   $ 166,494    $1,666,761   $(169,334)   $  --      $1,146,364
===================================================================================================================================

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)
YEARS ENDED DECEMBER 31                                                                              2006        2005        2004
-----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                        $ 196,398   $ 156,657   $ 121,211
-----------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss):
    Foreign currency translation adjustments                                                         91,578     (54,399)     46,230
    Net gains (losses) on cash flow hedging instruments, net of deferred income taxes of $(40),
        $79 and $(30) in 2006, 2005 and 2004, respectively                                               75        (147)         55
    Reclassification adjustment for (gain)/loss on cash flow hedging instruments, net of
        deferred income taxes of $(32), $3, and $(56) in 2006, 2005 and 2004, respectively               59          (5)        104
    Pension liability adjustments, net of deferred income taxes of $1,307, $(6,407) and $2,062
        in 2006, 2005 and 2004, respectively                                                         (5,523)     14,724      (4,453)
    Unrealized gain on marketable securities, net of deferred income taxes of $(1) in 2006                2        --          --
-----------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                                                    86,191     (39,827)     41,936
-----------------------------------------------------------------------------------------------------------------------------------

Total comprehensive income                                                                        $ 282,589   $ 116,830   $ 163,147
===================================================================================================================================

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION
The consolidated financial statements include the accounts of Harsco Corporation and its majority-owned subsidiaries (the "Company"). Additionally, the Company consolidates three entities in which it has an equity interest of 49% to 50% and exercises management control. These three entities had combined revenues of approximately $87.3 million or 2.5% of the Company's total revenues in 2006. Investments in unconsolidated entities (all of which are 40-50% owned) are accounted for under the equity method. The Company does not have any off-balance sheet arrangements with unconsolidated special-purpose entities.

RECLASSIFICATIONS
Certain reclassifications have been made to prior years' amounts to conform with current year classifications. These reclassifications relate principally to components of the Consolidated Balance Sheets.

As a result of these reclassifications, certain prior year amounts presented for comparative purposes will not individually agree with previously filed Forms 10-K or 10-Q.

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

LEASES
The Company leases certain property and equipment under noncancelable lease agreements. All lease agreements are evaluated and classified as either an operating lease or capital lease. A lease is classified as a capital lease if any of the following criteria are met: transfer of ownership to the Company by the end of the lease term; the lease contains a bargain purchase option; the lease term is equal to or greater than 75% of the asset's economic life; or the present value of future minimum lease payments is equal to or greater than 90% of the asset's fair market value. Operating lease expense is recognized ratably over the entire lease term, including rent abatement periods and rent holidays.

GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill is not amortized but tested for impairment at the reporting unit level. SFAS No. 142, "Goodwill and Other Intangible Assets," (SFAS 142) defines a reporting unit as an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. Accordingly, the Company performs the goodwill impairment test at the operating segment level for the Mill Services Segment, the Access Services Segment and the Engineered Products and Services category and at the component level for the Gas Technologies Segment. The goodwill impairment tests are performed on an annual basis as of October 1 and between annual tests whenever events or circumstances indicate that the carrying value of a reporting unit's goodwill may exceed its fair value. A discounted cash flow model is used to estimate the fair value of a reporting unit. This model requires the use of long-term planning forecasts and assumptions regarding industry-specific economic conditions that are outside the control of the Company. See Note 5, "Goodwill and Other Intangible Assets," for additional information on intangible assets and goodwill impairment testing. Finite-lived intangible assets are amortized over their estimated useful lives.

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

REVENUE RECOGNITION
Product sales and service sales are recognized when they are realized or realizable and when earned. Revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Company's price to the buyer is fixed or determinable and collectibility is reasonably assured. Service sales include sales of the Mill Services and Access Services Segments as well as railway track maintenance services. Product sales include sales of the Gas Technologies Segment as well as the manufacturing businesses of the Engineered Products and Services ("all other") Category.

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

      ENGINEERED PRODUCTS AND SERVICES ("ALL OTHER") CATEGORY - This category includes the Harsco Track Technologies, Reed Minerals, IKG Industries, Patterson-Kelley and Air-X-Changers operating segments. These operating segments principally sell products. The Harsco Track Technologies Division sells products and provides services. Product sales revenue for each of these operating segments is recognized generally when title and risk of loss transfer, and when all of the revenue recognition criteria have been met. Title and risk of loss for domestic shipments generally transfers to the customer at the point of shipment. For export sales, title and risk of loss transfer in accordance with the international commercial terms included in the specific customer contract. Revenue may be recognized subsequent to the transfer of title and risk of loss for certain product sales of the Harsco Track Technologies Division if the specific sales contract includes a customer acceptance clause which provides for different timing. In those situations revenue is recognized after transfer of title and risk of loss and after customer acceptance. The Harsco Track Technologies Division also provides services predominantly on a long-term, time-and-materials contract basis. Revenue is recognized when earned as services are performed.

INCOME TAXES
United States federal and state income taxes and non-U.S. income taxes are provided currently on the undistributed earnings of international subsidiaries and unconsolidated affiliated entities, giving recognition to current tax rates and applicable foreign tax credits, except when management has specific plans for reinvestment of undistributed earnings which will result in the indefinite postponement of their remittance. Deferred taxes are provided using the asset and liability method for temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance to reduce deferred tax assets is evaluated on a quarterly basis. The valuation allowance is principally for tax loss carryforwards which are uncertain as to realizability. Income tax loss contingencies are recorded in the period when it is determined that it is probable that a liability has been incurred and the loss can be reasonably estimated. Adjustments to estimated amounts are recorded as necessary based upon new information, the occurrence of new events or the resolution of an uncertainty. Beginning in 2007, income tax contingencies will be measured under FASB Interpretation ("FIN") 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48").

ACCRUED INSURANCE AND LOSS RESERVES
The Company retains a significant portion of the risk for workers' compensation, U.K. employers' liability, automobile, general and product liability losses. During 2006, 2005 and 2004, the Company recorded insurance expense related to these lines of coverage of approximately $44 million, $37 million and $37 million, respectively. Reserves have been recorded which reflect the undiscounted estimated liabilities including claims incurred but not reported. When a recognized liability is covered by third-party insurance, the Company records an insurance claim receivable to reflect the covered liability. Changes in the estimates of the reserves are included in net income in the period determined. During 2006, the Company recorded a retrospective insurance reserve adjustment that increased pre-tax insurance expense for self insured programs by $1.2 million. In 2005 and 2004, the retrospective insurance reserve adjustments decreased pre-tax insurance expense by $4.1 million and $2.7 million, respectively. At December 31, 2006 and 2005, the Company has recorded liabilities of $103.4 million and $102.3 million, respectively, related to both asserted as well as unasserted insurance claims. Included in the balance at December 31, 2006 and 2005 were $18.9 million and $25.2 million, respectively, of recognized liabilities covered by insurance carriers. Amounts estimated to be paid within one year have been classified as current Insurance liabilities, with the remainder included in non-current Insurance liabilities in the Consolidated Balance Sheets.

WARRANTIES
The Company has recorded product warranty reserves of $4.8 million, $5.0 million and $4.2 million as of December 31, 2006, 2005 and 2004, respectively. The Company provides for warranties of certain products as they are sold in accordance with SFAS No. 5, "Accounting for Contingencies." The following table summarizes the warranty activity for the years ended December 31, 2006, 2005 and 2004:

WARRANTY ACTIVITY
--------------------------------------------------------------------------------
(IN THOUSANDS)                                      2006       2005       2004
--------------------------------------------------------------------------------

Balance at the beginning of the period            $ 4,962    $ 4,161    $ 2,788

Accruals for warranties issued during the period    3,371      3,851      4,135

Increase/(reductions) related to pre-existing
  warranties                                         (868)        60       (414)

Warranties paid                                    (2,731)    (3,083)    (2,361)

Other (principally foreign currency translation)       71        (27)        13
--------------------------------------------------------------------------------

Balance at end of the period                      $ 4,805    $ 4,962    $ 4,161
================================================================================

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

The Company executes foreign currency forward exchange contracts to hedge transactions for firm purchase commitments, to hedge variable cash flows of forecasted transactions and for export sales denominated in foreign currencies. These contracts are generally for 90 days or less. For those contracts that are designated as qualified cash flow hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), gains or losses are recorded in Other comprehensive income (loss).

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

OPTIONS FOR COMMON STOCK
In prior years, when stock options were issued to employees, the Company used the intrinsic value method to account for the options. No compensation expense was recognized on the grant date, since at that date, the option price equaled the market price of the underlying common stock. Effective in 2002 and 2003, the Company ceased granting stock options to employees and non-employee directors, respectively.

The Company's net income and earnings per common share would have been reduced to the pro forma amounts indicated below if compensation cost for the Company's stock option plan had been determined based on the fair value at the grant date for awards in accordance with the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)").

PRO FORMA IMPACT OF SFAS 123(R) ON EARNINGS
--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE)                         2005          2004
--------------------------------------------------------------------------------
Net income:
     As reported                                      $ 156,657     $ 121,211
     Compensation expense (a)                               --            (96)
                                                    ----------------------------
     Pro forma                                        $ 156,657     $ 121,115
                                                    ============================
Basic earnings per share:
     As reported                                         $ 3.76        $ 2.95
     Pro forma                                             3.76          2.94
Diluted earnings per share:
     As reported                                           3.72          2.91
     Pro forma                                             3.72          2.91
--------------------------------------------------------------------------------

(a) Total stock-based employee compensation expense related to stock options determined under fair value-based method for all awards, net of related income tax effects.

In 2004, the Board of Directors approved the granting of performance-based restricted stock units as the long-term equity component of officer compensation. See Note 12, "Stock-Based Compensation," for additional information on the Company's equity compensation plans.

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

NEW FINANCIAL ACCOUNTING STANDARDS ISSUED

SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment
--------------------------------------------------------------------------------
of FASB Statements No. 133 and 140" ("SFAS 155")
------------------------------------------------

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS 155, which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 addresses several issues relating to the accounting for financial instruments, including permitting fair value measurement for any hybrid financial instrument that contains an embedded derivative, and eliminating the prohibition on a qualifying special-purpose entity from holding certain derivative instruments. SFAS 155 also provides clarification that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 is effective for all financial instruments issued or acquired after the fiscal year that begins after September 15, 2006 (January 1, 2007 for the Company), with early adoption permitted. The Company implemented SFAS 155 effective January 1, 2007, and it did not have a material impact on the Company's financial position, results of operations or cash flows.

SFAS No. 156, "Accounting for Servicing of Financial Assets, an Amendment of
----------------------------------------------------------------------------
FASB Statement 140" ("SFAS 156")
--------------------------------

In March 2006, the FASB issued SFAS 156, which amends SFAS No. 140, "Accounting of Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 156 requires, in certain specified situations, an entity to recognize a servicing asset or servicing liability when it undertakes an obligation to service a financial asset by entering into a servicing contract. SFAS 156 also requires all separately recognized servicing assets and servicing liabilities to be initially recognized at fair value, if practical, and allows entities to choose either the amortization method or the fair value measurement method for subsequent measurement. SFAS 156 is effective for all servicing transactions occurring on or after the beginning of the first fiscal year that begins after September 15, 2006 (January 1, 2007 for the Company), with early adoption permitted. The Company implemented SFAS 156 effective January 1, 2007, and it did not have a material impact on the Company's financial position, results of operations or cash flows.

FASB Interpretation ("FIN") 48, "Accounting for Uncertainty in Income Taxes-an
------------------------------------------------------------------------------
interpretation of FASB Statement No. 109" ("FIN 48")
----------------------------------------------------

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." It prescribes a recognition threshold and measurement attribute for financial statement recognition and disclosure of tax positions taken or expected to be taken on a tax return. The provisions of this interpretation are required to be adopted for fiscal periods beginning after December 15, 2006. The Company will be required to apply the provisions of FIN 48 to all tax positions upon initial adoption with any cumulative effect adjustment to be recognized as an adjustment to retained earnings.
 The Company is currently evaluating the requirements of FIN 48 and has not yet determined the impact on the consolidated financial statements.

SFAS No. 157, "Fair Value Measurements" ("SFAS 157")
----------------------------------------------------

In September 2006, the FASB issued SFAS 157 to provide a single definition of fair value, establish a framework for measuring fair value in U.S. generally accepted accounting principles ("GAAP"), and expand the disclosure requirements regarding fair value measurements. SFAS 157 is applicable in the application of other accounting pronouncements that require or permit fair value measurements, but does not require new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company), with limited retrospective application required. The Company is currently evaluating the requirements of SFAS 157 and has not yet determined the impact on the consolidated financial statements.

Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year
-------------------------------------------------------------------------
Misstatements When Quantifying Misstatements in Current Year Financial
----------------------------------------------------------------------
Statements" ("SAB 108")
-----------------------

In September 2006, the SEC issued SAB 108 to provide guidance for quantifying and evaluating the materiality of a misstatement. SAB 108 indicates that an entity should use both a balance sheet (iron curtain) approach and an income statement (rollover) approach when quantifying and evaluating the materiality of a misstatement, and provides guidance for using the dual approach. SAB 108 also provides transition guidance for correcting errors existing in prior years. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006 (December 31, 2006 for the Company). The Company implemented SAB 108 effective December 31, 2006, and it did not have an impact on the Company's financial position, results of operations or cash flows as there were no misstatements that required evaluation under the standard.

SFAS No. 158, "Employer's Accounting for Defined Benefit Pension and Other
--------------------------------------------------------------------------
Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and
--------------------------------------------------------------------------
132(R)" ("SFAS 158")
--------------------

The FASB is currently reconsidering the accounting for pensions and other postretirement benefits in a two-phase project. Phase I of this project primarily addresses the balance sheet recognition of a plan's overfunded or underfunded status. Phase II will be a comprehensive reconsideration of all elements of pension accounting, and is expected to take several years to complete once Phase I is complete. As part of Phase I, the FASB issued SFAS 158 in September 2006. Included in SFAS 158 is a requirement for an entity to recognize in its balance sheet, the overfunded or underfunded status of its defined benefit postretirement plans measured as the difference between the fair value of the plan assets and the benefit obligation. For a pension plan, this would be the projected benefit obligation; for any other postretirement plan, the benefit obligation would be the accumulated postretirement benefit obligation. SFAS 158 also eliminates the early measurement dates by requiring the pension plan obligation to be measured as of the date of the entity's balance sheet. The requirement to recognize the funded status of the pension plans is effective for publicly-held companies for fiscal years ending after December 15, 2006 (December 31, 2006 for the Company). The requirement to measure the pension obligation as of the entity's balance sheet date is effective for fiscal years ending after December 15, 2008 (December 31, 2008 for the Company). The Company implemented Phase I of SFAS 158 effective December 31, 2006. This reduced the Company's equity on an after-tax basis by approximately $88.2 million compared with measurement under prior standards. The results of operations were not affected. The adoption of SFAS 158 did not have a negative impact on compliance with the Company's debt covenants.

SFAS No. 159, "The Fair Value Option for Financial Assets and Financial
-----------------------------------------------------------------------
Liabilities" ("SFAS 159").
--------------------------

In February 2007, the FASB issued SFAS 159, which permits all entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The fair value option may be applied financial instrument by financial instrument (with limited exceptions), is generally irrevocable, and must be applied to the entire financial instrument. SFAS 159 is effective for fiscal years that begin after November 15, 2007 (January 1, 2008 for the Company). The Company is currently evaluating the requirements of SFAS 159, and has not yet determined the impact on the consolidated financial statements.


2. ACQUISITIONS AND DISPOSITIONS

ACQUISITIONS
In February 2007, the Company acquired Excell Materials, Inc. ("Excell"), a Pittsburgh-based multinational company, for approximately $200 million, subject to various adjustments. Excell specializes in the reclamation and recycling of high-value content from steelmaking slag. Excell is also involved in the development of minerals technologies for commercial applications. Excell recorded 2006 sales in excess of $100 million and maintains operations at nine locations in the United States, Canada, Brazil, and South Africa.

In November 2006, the Company acquired the Santiago, Chile-based company Moldajes y Andamios TH S.A. ("MyATH"), a supplier of rental formwork, scaffolding and related services to the construction, infrastructure and building maintenance sectors. MyATH employs approximately 100 people and its annual revenues are approximately $8 million. MyATH has been included in the Hunnebeck Division of the Access Services Segment.

In November 2006, the Company acquired the conveyor services and trading arm of Technic Gum, a Belgium-based provider of conveyor belt maintenance services for the steel and cement-producing industries. Technic Gum recorded revenues of approximately $8 million in 2005 and employs approximately 50 people. Technic Gum has been included in the Mill Services Segment.

In July 2006, the Company acquired the assets of UK-based Cape PLC's Cleton industrial maintenance services ("Cleton") subsidiaries in Holland, Belgium and Germany for (euro)8 million (approximately $10 million). Cleton posted 2005 revenues in excess of $50 million and employs close to 400 people. Cleton specializes in providing scaffolding and related insulation services for the maintenance of large-scale industrial plants, and serves some of the largest oil refinery, petrochemical, and process plant sites in the Benelux countries. Cleton has been included in the SGB Division of the Access Services Segment.

In December 2005, the Company acquired the Northern Hemisphere steel mill services operations of Brambles Industrial Services ("BISNH"), a unit of the Sydney, Australia-based Brambles Industrial Limited, for (pound)136 million (approximately $235 million), excluding acquisition costs. BISNH has been included in the Company's Mill Services Segment. The Company did not assume debt as part of this acquisition. BISNH is a provider of on-site, outsourced mill services to the steel and metals industries, operating at 19 locations in the U.K., France, Holland and the United States. Goodwill recognized in this transaction (based on foreign exchange rates at the transaction date) was $96.3 million, of which $91.8 million is expected to be deductible for U.S. income tax purposes.

In November 2005, the Company acquired the Germany-based Hunnebeck Group GmbH (Hunnebeck) for (euro)140 million (approximately $164 million), which included the assumption of debt but excluded acquisition costs.

Hunnebeck has been included in the Company's Access Services Segment. Hunnebeck is a provider of highly engineered formwork and scaffolding equipment with more than 60 branches and depots in 12 countries and export sales worldwide. Goodwill recognized in this transaction (based on foreign exchange rates at the transaction date) was $67.8 million, none of which is expected to be deductible for U. S. income tax purposes.

DISPOSITIONS - ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS
In January 2007, the Company's Board of Directors approved the divestiture of its Gas Technologies Segment. This Segment recorded revenues and operating income of $397.7 million and $14.2 million, respectively, for 2006. The Company expects the divestiture to occur in the second half of 2007. Results of the Segment will be included in Discontinued Operations of the income statement effective with the first quarter 2007 report. The Segment's assets and liabilities will be classified as held-for-sale in the Company's first quarter 2007 balance sheet.

Throughout the past several years, management approved the sale of certain long-lived assets (primarily land and buildings) throughout the Company's operations. The major classes of assets held-for-sale included in the Consolidated Balance Sheets are as follows:

(IN THOUSANDS)
AS OF DECEMBER 31                                        2006          2005
--------------------------------------------------------------------------------
ASSETS
Property, plant and equipment, net                    $   3,567     $   2,326
--------------------------------------------------------------------------------
TOTAL ASSETS HELD-FOR-SALE                            $   3,567     $   2,326
================================================================================

3. ACCOUNTS RECEIVABLE AND INVENTORIES

At December 31, 2006 and 2005, accounts receivable of $753.2 million and $666.3 million, respectively, were net of allowances for doubtful accounts of $25.4 million and $24.4 million, respectively. Gross accounts receivable included trade accounts receivable of $737.1 million and $638.5 million at December 31, 2006 and 2005, respectively. Other receivables included insurance claim receivables of $18.9 million and $25.2 million at December 31, 2006 and 2005, respectively. The increase in accounts receivable and the allowance for doubtful accounts from December 31, 2005 related principally to increased sales, foreign currency translation and the net effect of acquisitions and divestitures discussed in Note 2, "Acquisitions and Dispositions." The provision for doubtful accounts was $9.2 million, $6.5 million and $5.0 million for 2006, 2005 and 2004, respectively.

Inventories consist of the following:

                                                        INVENTORIES
                                             ---------------------------------
   (IN THOUSANDS)                                  2006              2005
   ---------------------------------------------------------------------------
   Finished goods                            $    117,072      $     85,325
   Work-in-process                                 31,489            43,830
   Raw materials and purchased parts               96,750            87,251
   Stores and supplies                             39,918            34,674
   ---------------------------------------------------------------------------
   Total inventories                         $    285,229      $    251,080
   ===========================================================================

   Valued at lower of cost or market:
   Last-in, first out (LIFO) basis           $    138,643      $    137,101
   First-in, first out (FIFO) basis                28,165            26,003
   Average cost basis                             118,421            87,976
   ---------------------------------------------------------------------------
   Total inventories                         $    285,229      $    251,080
   ===========================================================================

The increase in inventory balances related principally to increased demand in the Access Services Segment, increased demand and the timing of purchases and shipments in the Gas Technologies Segment, and foreign currency translation.

Inventories valued on the LIFO basis at December 31, 2006 and 2005 were approximately $46.1 million and $34.1 million, respectively, less than the amounts of such inventories valued at current costs.

As a result of reducing certain inventory quantities valued on the LIFO basis, net income increased from that which would have been recorded under the FIFO basis of valuation by $0.11 million, $1.6 million and $0.02 million in 2006, 2005 and 2004, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

   (IN THOUSANDS)                                      2006            2005
   ---------------------------------------------------------------------------
   Land and improvements                           $   41,255      $   39,306
   Buildings and improvements                         192,575         168,727
   Machinery and equipment                          2,699,131       2,291,294
   Uncompleted construction                            52,640          91,186
   ---------------------------------------------------------------------------
   Gross property, plant and equipment              2,985,601       2,590,513
   Less accumulated depreciation                   (1,663,134)     (1,450,705)
   ---------------------------------------------------------------------------
   Net property, plant and equipment               $1,322,467      $1,139,808
   ===========================================================================

The increase in net property, plant and equipment from 2005 to 2006 related principally to investments in the Mill Services and Access Services Segments.

The estimated useful lives of different types of assets are generally:

   Land improvements                               5 to 20 years

   Buildings and improvements                      5 to 40 years

   Machinery and equipment                         3 to 20 years

   Leasehold improvements             Estimated useful life of the improvement
                                      or, if shorter, the life of the lease


5. GOODWILL AND OTHER INTANGIBLE ASSETS

In connection with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," (SFAS 142) goodwill and intangible assets with indefinite useful lives are no longer amortized. Goodwill is tested for impairment at the reporting unit level on an annual basis, and between annual tests, whenever events or circumstances indicate that the carrying value of a reporting unit's goodwill may exceed its fair value. This impairment testing is a two-step process as outlined in SFAS 142. Step one is a comparison of each reporting unit's fair value to its book value. If the fair value of the reporting unit exceeds the book value, step two of the test is not required. Step two requires the allocation of fair values to assets and liabilities as if the reporting unit had just been purchased resulting in the implied fair value of goodwill. If the carrying value of the goodwill exceeds the implied fair value, a write down to the implied fair value would be required.

The Company uses a discounted cash flow model to estimate the fair value of a reporting unit in performing step one of the testing. This model requires the use of long-term planning estimates and assumptions regarding industry-specific economic conditions that are outside the control of the Company. The Company performed required annual testing for goodwill impairment as of October 1, 2006 and 2005 and all reporting units of the Company passed the step one testing thereby indicating that no goodwill impairment exists. However, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

The following table reflects the changes in carrying amounts of goodwill by segment for the years ended December 31, 2005 and 2006:

GOODWILL BY SEGMENT
------------------------------------------------------------------------------------------------------------------------------
                                                                                                    ENGINEERED
                                                                                                     PRODUCTS
                                                           MILL         ACCESS         GAS         AND SERVICES
                                                         SERVICES      SERVICES    TECHNOLOGIES   ("ALL OTHER")   CONSOLIDATED
(IN THOUSANDS)                                           SEGMENT       SEGMENT       SEGMENT        CATEGORY         TOTALS
------------------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 2004, net of accumulated
  amortization                                          $  220,493    $  167,802    $  36,693      $   8,137       $  433,125

Goodwill acquired during year                               93,268        71,068          --             --          164,336

Goodwill written off related to sale of business unit          --         (5,370)         --             --           (5,370)

Other (principally foreign currency translation)           (16,542)      (15,920)         --             --          (32,462)

------------------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 2005, net of accumulated
  amortization                                          $  297,219    $  217,580    $  36,693      $   8,137       $  559,629
------------------------------------------------------------------------------------------------------------------------------

Goodwill acquired during year                                  341         4,704          222            --            5,267

Changes to Goodwill (a)                                      3,709        (3,251)         --             --              458

Other (b)                                                      --         (3,286)         --             --           (3,286)

Foreign currency translation                                24,223        26,190           (1)           --           50,412
------------------------------------------------------------------------------------------------------------------------------
BALANCE AS OF DECEMBER 31, 2006, NET OF ACCUMULATED
  AMORTIZATION                                          $  325,492    $  241,937    $  36,914      $   8,137       $  612,480
==============================================================================================================================

(a) Relate principally to opening balance sheet adjustments for the BISNH, Hunnebeck and Cleton acquisitions.
(b) Reduction of valuation allowance related to realization of a tax loss carryback.

Goodwill is net of accumulated amortization of $109.3 million and $103.0 million at December 31, 2006 and 2005, respectively.

Intangible assets totaled $88.2 million, net of accumulated amortization of $19.4 million at December 31, 2006 and $78.8 million, net of accumulated amortization of $11.8 million at December 31, 2005. The following table reflects these intangible assets by major category:

INTANGIBLE ASSETS
------------------------------------------------------------------------------------------------
                                DECEMBER 31, 2006                  DECEMBER 31, 2005
                          GROSS CARRYING    ACCUMULATED      GROSS CARRYING    ACCUMULATED
(IN THOUSANDS)                AMOUNT       AMORTIZATION          AMOUNT       AMORTIZATION
------------------------------------------------------------------------------------------------
Customer relationships    $    87,426      $     7,084       $     73,224     $     1,262

Non-compete agreements          5,648            4,708              5,036           4,402

Patents                         4,700            3,940              4,426           3,587

Other                           9,800            3,678              7,962           2,558
------------------------------------------------------------------------------------------------
Total                     $   107,574      $    19,410       $     90,648     $    11,809
================================================================================================

The increase in intangible assets for 2006 was due principally to the acquisitions discussed in Note 2, "Acquisitions and Dispositions," and foreign currency translation. As part of these transactions, the Company acquired the following intangible assets (by major class) which are subject to amortization:

ACQUIRED INTANGIBLE ASSETS
--------------------------------------------------------------------------------
                            GROSS CARRYING     RESIDUAL      WEIGHTED-AVERAGE
(IN THOUSANDS)                  AMOUNT          VALUE      AMORTIZATION PERIOD
--------------------------------------------------------------------------------

Customer relationships      $      5,863         None           10 years

Non-compete agreements               593         None            4 years

Other                              1,239         None            5 years

                            --------------
Total                       $      7,695
                            ==============

There were no research and development assets acquired and written off in 2006, 2005 or 2004.

Amortization expense for intangible assets was $6.9 million, $2.1 million and $1.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. The following table shows the estimated amortization expense for the next five fiscal years based on current intangible assets.

(IN THOUSANDS)                        2007     2008     2009     2010     2011
--------------------------------------------------------------------------------
Estimated amortization expense       $7,645   $7,356   $7,129   $6,820   $5,496


6. DEBT AND CREDIT AGREEMENTS

The Company has various credit facilities and commercial paper programs available for use throughout the world. The following table illustrates the amounts outstanding on credit facilities and commercial paper programs and available credit at December 31, 2006. As of December 31, 2006, the Company limited the aggregate commercial paper, syndicated credit facility and bilateral credit facility borrowings at any one time to a maximum of $600 million. Effective February 1, 2007, with the increase in the supplemental credit facility to $250 million as indicated below, this maximum was increased to $750 million to provide additional financial flexibility for growth-related investments. These credit facilities and programs are described in more detail below the table.

SUMMARY OF CREDIT FACILITIES AND
COMMERCIAL PAPER PROGRAMS                     AS OF DECEMBER 31, 2006
--------------------------------------------------------------------------------
(IN THOUSANDS)                        FACILITY       OUTSTANDING    AVAILABLE
                                        LIMIT          BALANCE       CREDIT
--------------------------------------------------------------------------------

U.S. commercial paper program       $   550,000(a)   $  263,371   $   286,629

Euro commercial paper program           264,020         207,207        56,813

Revolving credit facility(b)            450,000             --        450,000

Supplemental credit facility(b)(c)      100,000             --        100,000

Bilateral credit facility(d)             50,000             --         50,000
--------------------------------------------------------------------------------
TOTALS AT DECEMBER 31, 2006         $ 1,414,020      $  470,578   $   943,442(E)
================================================================================
 (a) In June 2006, the Company increased the maximum amount of its U.S. commercial paper program from $400 million to $550 million.
 (b)   U.S.-based program
 (c)   This facility was increased to $250 million effective February 1, 2007.
 (d)   International-based program
 (e) Although the Company has significant available credit, as of December 31, 2006, it was the Company's policy to limit aggregate commercial paper and credit facility borrowings at any one time to a maximum of $600 million. Effective February 1, 2007, this maximum was increased to $750 million.

The Company has a U.S. commercial paper borrowing program under which it can issue up to $550 million of short-term notes in the U.S. commercial paper market. In addition, the Company has a 200 million euro commercial paper program, equivalent to approximately $264 million at December 31, 2006, which is used to fund the Company's international operations. Commercial paper interest rates, which are based on market conditions, have been lower than comparable rates available under the credit facilities. At December 31, 2006 and 2005, the Company had $263.4 million and $351.3 million of U.S. commercial paper outstanding, respectively, and $207.2 million and $127.4 million outstanding, respectively, under its European-based commercial paper program. Commercial paper is classified as long-term debt when the Company has the ability and intent to refinance it on a long-term basis through existing long-term credit facilities. At December 31, 2006 and 2005, the Company classified $161.5 million and $88.7 million of commercial paper as short-term debt, respectively. The remaining $309.1 million and $390.1 million in commercial paper at December 31, 2006 and 2005, respectively, was classified as long-term debt.

The Company has a revolving credit facility in the amount of $450 million, through a syndicate of 16 banks, which matures in November 2010. This facility serves as back-up to the Company's commercial paper programs. Interest rates on the facility are based upon the London Interbank Offered Rate (LIBOR) plus a margin. The Company pays a facility fee (.08% per annum as of December 31, 2006) that varies based upon its credit ratings. At December 31, 2006 and 2005, there were no borrowings outstanding on this credit facility.

On December 22, 2006, the Company renewed its supplemental 364-day credit facility in the amount of $100 million, through two banks, which now matures in December 2007. On February 1, 2007, the Company increased its supplemental 364-day credit facility to $250 million. This facility also serves as back-up to the Company's commercial paper programs. Interest rates on the facility are based upon either the announced Citicorp lending rate, the Federal Funds Effective Rate plus a margin or LIBOR plus a margin. The Company pays a facility fee (.08% per annum as of December 31, 2006) that varies based upon its credit ratings. As of December 31, 2006 and 2005, there were no borrowings outstanding on this credit facility.

The bilateral credit facility was renewed in December 2006 for an additional one year. The facility serves as back-up to the Company's commercial paper programs and also provides available financing for the Company's European operations. Borrowings under this facility, which expires in December 2007, are available in most major currencies with active markets at interest rates based upon LIBOR plus a margin. Borrowings outstanding at expiration may be repaid over the succeeding 12 months. As of December 31, 2006 and 2005, there were no borrowings outstanding on this facility.

Short-term debt amounted to $185.1 million and $98.0 million (of which $161.5 million and $88.7 million was commercial paper) at December 31, 2006 and 2005, respectively. Other than the commercial paper borrowings, short-term debt was principally bank overdrafts. The weighted-average interest rate for short-term borrowings at December 31, 2006 and 2005 was 4.8% and 4.0%, respectively.

Long-term debt consists of the following:
                                                                               LONG-TERM DEBT
                                                                        ----------------------------
(IN THOUSANDS)                                                              2006           2005
----------------------------------------------------------------------------------------------------
7.25% British pound sterling-denominated notes due October 27, 2010     $   388,763     $  341,063
5.125% notes due September 15, 2013                                         148,978        148,856
Commercial paper borrowings, with a weighted average interest rate
    of 4.7% and 3.9% as of December 31, 2006 and 2005, respectively         309,109        390,074
Faber Prest loan notes due October 31, 2008 with interest based on sterling LIBOR minus .75% (4.5% and 3.9% at December 31, 2006
     and 2005, respectively)                                                  5,494          6,731
Industrial development bonds, payable in varying amounts from 2010 to 2011 with a weighted average interest rate of 4.1% and 3.7%
     as of December 31, 2006 and 2005, respectively                           6,500          6,500
Other financing payable in varying amounts to 2011 with a weighted average interest rate of 5.9% and 5.5% as of December 31, 2006
     and 2005, respectively                                                  19,103         18,701
----------------------------------------------------------------------------------------------------
                                                                            877,947        911,925
Less: current maturities                                                    (13,130)        (6,066)
----------------------------------------------------------------------------------------------------
                                                                        $   864,817     $  905,859
====================================================================================================

The Company's credit facilities and certain notes payable agreements contain covenants requiring a minimum net worth of $475 million and a maximum debt to capital ratio of 60%. Additionally, the Company's 7.25% British pound sterling-denominated notes due October 27, 2010 include a covenant that permits the note holders to redeem their notes, at par, in the event of a change of control of the Company. At December 31, 2006, the Company was in compliance with these covenants.

The maturities of long-term debt for the four years following December 31, 2007 are as follows:

     (IN THOUSANDS)
     --------------------------
     2008             $   8,702
     2009                 1,333
     2010               700,831
     2011                 4,974

Cash payments for interest on all debt from continuing operations were $59.7 million, $42.2 million and $40.2 million in 2006, 2005 and 2004, respectively.


7. LEASES

The Company leases certain property and equipment under noncancelable operating leases. Rental expense (for both continuing and discontinued operations) under such operating leases was $72.2 million, $52.1 million and $49.4 million in 2006, 2005 and 2004, respectively.

Future minimum payments under operating leases with noncancelable terms are as follows:

     (IN THOUSANDS)
     --------------------------
     2007             $  50,409
     2008                37,402
     2009                35,509
     2010                17,702
     2011                12,729
     After 2011          30,793

Total minimum rentals to be received in the future under non-cancelable subleases as of December 31, 2006 are $18.9 million.

8. EMPLOYEE BENEFIT PLANS

PENSION BENEFITS
In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158"). The Company adopted the recognition provisions of SFAS 158 effective December 31, 2006. The impact of adopting SFAS 158 has been reflected in the consolidated financial statements as of December 31, 2006 and the incremental effect of applying SFAS 158 is disclosed below.

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

For a majority of the U.S. defined benefit pension plans and certain international defined benefit pension plans, accrued service is no longer granted for periods after December 31, 2003. In place of these plans, the Company has established, effective January 1, 2004, defined contribution pension plans providing for the Company to contribute a specified matching amount for participating employees' contributions to the plan. Domestically, this match is made on employee contributions up to four percent of their eligible compensation. Additionally, the Company may provide a discretionary contribution of up to two percent of compensation for eligible employees. The two percent discretionary contribution was recorded for the last three years, 2006, 2005 and 2004, and paid in February of the subsequent year. Internationally, this match is up to six percent of eligible compensation with an additional two percent going towards insurance and administrative costs. The Company believes the defined contribution plans will provide a more predictable and less volatile pension expense than exists under the defined benefit plans.

------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                   U.S. PLANS                    INTERNATIONAL PLANS
------------------------------------------------------------------------------------------------------------------------
                                                          2006       2005       2004       2006       2005       2004
PENSION EXPENSE (INCOME)
Defined benefit plans:
   Service cost                                         $  3,685   $  3,380   $  2,610   $  9,168   $  8,195   $  9,561
   Interest cost                                          14,919     13,914     13,592     43,506     40,475     37,876
   Expected return on plan assets                        (19,942)   (19,112)   (17,960)   (52,081)   (44,796)   (39,765)
   Recognized prior service costs                            742        767        754      1,446      1,208      1,245
   Recognized losses                                       2,949      3,617      2,982     12,882     12,247     13,431
   Amortization of transition (asset) liability             (361)    (1,455)    (1,466)        36        117       (567)
   Settlement/Curtailment loss (gain)                         78         (3)       131        (51)        50       --
------------------------------------------------------------------------------------------------------------------------
Defined benefit plans pension expense                      2,070      1,108        643     14,906     17,496     21,781
Multi-employer plans                                      10,560      8,156      7,674      8,662      5,579      5,395
Defined contribution plans                                 8,846      7,522      6,197      6,531      5,901      5,722
------------------------------------------------------------------------------------------------------------------------
   Pension expense                                      $ 21,476   $ 16,786   $ 14,514   $ 30,099   $ 28,976   $ 32,898
=======================================================================================================================

The change in the financial status of the pension plans and amounts recognized in the Consolidated Balance Sheets at December 31, 2006 and 2005 are as follows:

DEFINED BENEFIT PENSION BENEFITS                           U. S. PLANS        INTERNATIONAL PLANS
--------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                          2006        2005        2006        2005
--------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year              $ 255,629   $ 243,568   $ 798,334   $ 746,573
Service cost                                             3,686       3,380       9,102       8,195
Interest cost                                           14,919      13,914      43,424      40,475
Plan participants' contributions                          --          --         2,393       1,866
Amendments                                               1,159         711      (2,932)       --
Actuarial loss                                           3,717       5,300      57,593      86,447
Settlements/curtailments                                  --          --          (994)       (541)
Benefits paid                                          (12,669)    (11,244)    (37,639)    (28,602)
Obligations of added plans                                --          --         4,204      20,695
Effect of foreign currency                                --          --       108,133     (76,774)
--------------------------------------------------------------------------------------------------

     Benefit obligation at end of year               $ 266,441   $ 255,629   $ 981,618   $ 798,334
==================================================================================================

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year       $ 246,680   $ 223,108   $ 670,149   $ 617,097
Actual return on plan assets                            35,685      26,377      72,112     104,295
Employer contributions                                   2,203       8,439      34,992      40,367
Plan participants' contributions                          --          --         2,393       1,868
Benefits paid                                          (12,669)    (11,244)    (36,725)    (28,225)
Plan assets of added plans                                --          --         3,012      10,292
Effect of foreign currency                                --          --        83,994     (75,545)
--------------------------------------------------------------------------------------------------

     Fair value of plan assets at end of year        $ 271,899   $ 246,680   $ 829,927   $ 670,149
==================================================================================================

FUNDED STATUS:
Funded status at end of year                         $   5,458   $  (8,949)  $(151,691)  $(128,185)
Unrecognized net loss                                     --        54,593        --       229,454
Unrecognized transition (asset) obligation                --          (361)       --           332
Unrecognized prior service cost                           --         3,802        --         9,643
--------------------------------------------------------------------------------------------------

     Net amount recognized                           $   5,458   $  49,085   $(151,691)  $ 111,244
==================================================================================================

DEFINED BENEFIT PENSION BENEFITS                           U. S. PLANS        INTERNATIONAL PLANS
(IN THOUSANDS)                                          2006        2005        2006        2005
--------------------------------------------------------------------------------------------------

AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE
SHEETS CONSIST OF THE FOLLOWING:
Noncurrent assets                                    $  36,966   $  64,580   $   5,840   $   9,537
Current liabilities                                     (1,135)       (958)     (1,090)    (19,207)
Noncurrent liabilities                                 (30,373)    (30,458)   (156,441)    (66,418)
Accumulated other comprehensive loss before tax         43,650      15,921     295,102     187,332
--------------------------------------------------------------------------------------------------

AMOUNTS RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE
LOSS CONSIST OF THE FOLLOWING:
                                                           U. S. PLANS        INTERNATIONAL PLANS
(IN THOUSANDS)                                                2006                   2006
--------------------------------------------------------------------------------------------------
Net actuarial loss                                        $    39,620             $   288,216
Prior service cost                                              4,030                   6,512
Transition obligation                                             --                      374
--------------------------------------------------------------------------------------------------

     Total                                                $    43,650             $   295,102
==================================================================================================

THE ESTIMATED AMOUNTS THAT WILL BE AMORTIZED FROM
ACCUMULATED OTHER COMPREHENSIVE LOSS INTO DEFINED
BENEFIT PENSION EXPENSE IN 2007 ARE AS FOLLOWS:

(IN THOUSANDS)                                             U. S. PLANS        INTERNATIONAL PLANS
--------------------------------------------------------------------------------------------------
Net actuarial loss                                        $     1,531             $    15,057
Prior service cost                                                827                     907
Transition obligation                                             --                       29
--------------------------------------------------------------------------------------------------

     Total                                                $     2,358             $    15,993
==================================================================================================


INCREMENTAL EFFECT ON CONSOLIDATED BALANCE SHEET
OF ADOPTING SFAS 158 FOR PENSION PLANS
DECEMBER 31, 2006
(IN THOUSANDS)
--------------------------------------------------------------------------------------------------
                                          BALANCE SHEET        ADJUSTMENTS       BALANCE SHEET
                                             BEFORE             TO ADOPT             AFTER
                                       ADOPTING SFAS 158(A)     SFAS 158      ADOPTING SFAS 158(A)
                                       --------------------     --------      --------------------
Assets:

  Other assets                             $  164,571          $ (92,881)          $   71,690

Liabilities:

  Other current liabilities                $  210,061          $   1,716           $  211,777
  Retirement plan liabilities                 186,014              3,443              189,457
  Deferred income tax liabilities             113,425             (9,833)             103,592

Stockholders' Equity:

  Accumulated other comprehensive loss     $  (81,127)         $ (88,207)          $ (169,334)
--------------------------------------------------------------------------------------------------

(a) Balances represent major captions as presented on the Consolidated Balance Sheet.

The Company's best estimate of expected contributions to be paid in year 2007 for the U.S. defined benefit plans is $2.4 million and for the international defined benefit plans is $23.2 million.

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

Contributions to multi-employer pension plans were $18.3 million, $13.6 million and $15.2 million in years 2006, 2005 and 2004, respectively. For defined contribution plans, payments were $13.7 million, $12.9 million and $9.7 million for years 2006, 2005 and 2004, respectively.

FUTURE BENEFIT PAYMENTS
The expected benefit payments for defined benefit plans over the next ten years are as follows:

   (IN MILLIONS)           U.S. PLANS       INTERNATIONAL PLANS
   -------------------------------------------------------------
   2007                    $   12.3         $      38.6
   2008                        12.4                39.5
   2009                        13.9                41.9
   2010                        14.7                42.4
   2011                        15.8                44.6
   2012 - 2016                 92.5               239.8

--------------------------------------------------------------------------------

NET PERIODIC PENSION EXPENSE ASSUMPTIONS
The weighted-average actuarial assumptions used to determine the net periodic pension expense for the years ended December 31 were as follows:

                                                     GLOBAL WEIGHTED AVERAGE
                                                          DECEMBER 31
                                                 -----------------------------
                                                   2006      2005     2004
   ---------------------------------------------------------------------------
   Discount rates                                  5.3%      5.7%     5.9%
   Expected long-term rates of return on
     plan assets                                   7.6%      7.8%     7.9%
   Rates of compensation increase                  3.4%      3.4%     3.5%

                                                    U. S. PLANS          INTERNATIONAL PLANS
                                                    DECEMBER 31              DECEMBER 31
   -------------------------------------------------------------------------------------------
                                              2006     2005     2004    2006     2005    2004
   -------------------------------------------------------------------------------------------
   Discount rates                            5.87%    5.75%    6.25%    5.2%     5.7%    5.7%
   Expected long-term rates of return on
     plan assets                             8.25%    8.75%    8.75%    7.4%     7.5%    7.5%
   Rates of compensation increase            4.36%     4.0%     4.0%    3.2%     3.3%    3.4%

The expected long-term rates of return on plan assets for the 2007 pension expense are 8.25% for the U.S. plans and 7.3% for the international plans.
--------------------------------------------------------------------------------


DEFINED BENEFIT PENSION OBLIGATION ASSUMPTIONS
The weighted-average actuarial assumptions used to determine the defined benefit pension plan obligations at December 31 were as follows:

                                           GLOBAL WEIGHTED AVERAGE
                                                 DECEMBER 31
                                  ------------------------------------------
                                    2006            2005            2004
  --------------------------------------------------------------------------
  Discount rates                    5.3%            5.3%            5.7%
  Rates of compensation increase    3.3%            3.4%            3.5%


                                         U. S. PLANS        INTERNATIONAL PLANS
                                         DECEMBER 31            DECEMBER 31
  ------------------------------------------------------------------------------
                                    2006    2005    2004    2006    2005    2004
  ------------------------------------------------------------------------------
  Discount rates                    5.87%   5.87%   5.75%   5.1%    5.2%    5.7%
  Rates of compensation increase    4.5%    4.36%   4.0%    3.2%    3.2%    3.3%

--------------------------------------------------------------------------------

The U.S. discount rate was determined using a yield curve that was produced from a universe containing over 500 U.S.-issued, AA-graded corporate bonds, all of which were noncallable (or callable with make-whole provisions), and excluding the 10% of the bonds with the highest yields and the 10% with the lowest yields. The discount rate was then developed as the level-equivalent rate that would produce the same present value as that using spot rates to discount the projected benefit payments. For international plans, the discount rate is aligned to Corporate bond yields in the local markets, normally AA-rated Corporations. The process and selection seeks to approximate the cash outflows with the timing and amounts of the expected benefit payments. As of the September 30, 2006 measurement date, these rates have declined by 10 basis points from the prior year.

--------------------------------------------------------------------------------

ACCUMULATED BENEFIT OBLIGATIONS
The accumulated benefit obligation for all defined benefit pension plans at December 31 was as follows:


   (IN MILLIONS)                            U.S. PLANS    INTERNATIONAL PLANS
   ---------------------------------------------------------------------------
   2006                                       $252.1            $880.2
   2005                                        244.4             744.7

--------------------------------------------------------------------------------

PLANS WITH ACCUMULATED BENEFIT OBLIGATION IN EXCESS OF PLAN ASSETS
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets at December 31 were as follows:

                                         U. S. PLANS        INTERNATIONAL PLANS
   (IN MILLIONS)                        2006       2005       2006       2005
   -----------------------------------------------------------------------------
   Projected benefit obligation        $70.3      $76.8      $945.6     $778.2
   Accumulated benefit obligation       66.1       74.2       850.3      730.1
   Fair value of plan assets            39.0       44.9       787.3      644.8

The asset allocations attributable to the Company's U.S. defined benefit pension plans at October 31, 2006 and 2005 and the target allocation of plan assets for 2007, by asset category, are as follows:

--------------------------------------------------------------------------------
U.S. PLANS                            TARGET 2007        PERCENTAGE OF PLAN
ASSET CATEGORY                        ALLOCATION        ASSETS AT OCTOBER 31
                                                        2006            2005
--------------------------------------------------------------------------------
Domestic Equity Securities             45% - 55%       54.2%           51.9%
Fixed Income Securities                27% - 37%       27.5%           29.0%
International Equity Securities      4.5% - 14.5%      12.3%           10.7%
Cash & Cash Equivalents                 0% - 5%         1.6%            4.1%
Other                                2.5% - 12.5%       4.4%            4.3%

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

The Company reviews the long-term expected return-on-asset assumption on a periodic basis taking into account a variety of factors including the historical investment returns achieved over a long-term period, the targeted allocation of plan assets and future expectations based on a model of asset returns for an actively managed portfolio, inflation and administrative/other expenses. The model simulates 500 different capital market results over 15 years. For 2007, the expected return-on-asset assumption for U.S. plans is 8.25%, consistent with the expected return-on-asset assumption for 2006.

The U.S. defined benefit pension plans assets include 382,640 shares of the Company's stock valued at $31.3 million and $24.4 million on October 31, 2006 and 2005, respectively, representing 11.5% and 9.9%, respectively, of total plan assets. As part of a rebalancing of the pension fund to further diversify the plan assets, approximately one-half of the pension fund's holdings in the Company's stock were sold in the second quarter of 2004. As of December 31, 2006, the Company's stock represented 10.3% of total plan assets. The Company is considering a further rebalancing of the Company's stock in the pension fund during 2007. Dividends paid to the pension plans on the Company stock amounted to $0.5 million in 2006 and $0.4 million in 2005.

The asset allocations attributable to the Company's international defined benefit pension plans at September 30, 2006 and 2005 and the target allocation of plan assets for 2007, by asset category, are as follows:

--------------------------------------------------------------------------------
INTERNATIONAL PLANS                TARGET 2007         PERCENTAGE OF PLAN
ASSET CATEGORY                     ALLOCATION        ASSETS AT SEPTEMBER 30
                                                      2006             2005
--------------------------------------------------------------------------------
Equity Securities                    50.0 %          54.1%            57.1%
Fixed Income Securities              40.0 %          39.9%            40.8%
Cash & Cash Equivalents               5.0%            2.6%             1.0%
Other                                 5.0%            3.4%             1.1%

Plan assets as of September 30, 2006, in the United Kingdom (U.K.) defined benefit pension plan amounted to 90% of the international pension assets. These assets were divided into portfolios representing various categories of equities, fixed income, cash and cash equivalents managed by a number of professional investment managers.

The primary investment objective is long-term growth of assets in order to meet present and future benefit obligations. The Company periodically conducts asset/liability modeling studies to ensure the investment strategies are aligned with the profile of benefit obligations. For the international long-term rate-of-return assumption, the Company considered the current level of expected returns in risk-free investments (primarily government bonds), the historical level of the risk premium associated with other asset classes in which the portfolio is invested and the expectations for future returns of each asset class and plan expenses. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate-of-return on assets. The Company's expected rate-of-return assumption for the U.K. plan was 7.50% for both 2007 and 2006. The remaining international pension plans with assets representing 10% of the international pension assets are under the guidance of professional investment managers and have similar investment objectives.

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

(IN THOUSANDS)                                      2006      2005       2004
--------------------------------------------------------------------------------
POSTRETIREMENT BENEFITS EXPENSE (INCOME)
   Service cost                                    $    5    $    7    $    11
   Interest cost                                      186       200        342
   Recognized prior service costs                       3         7         32
   Recognized (gains) or losses                       (38)      (37)        39
   Curtailment gains                                  (20)     (318)    (2,236)
--------------------------------------------------------------------------------
Postretirement benefit expense/(income)            $  136    $ (141)   $(1,812)
================================================================================

The curtailment gains of $0.3 million for 2005 and $2.2 million for 2004 were due to the termination of certain retiree health care plans.

Effective October 31, 2004, the Company adopted the provisions of Financial Accounting Standards Board Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP FAS 106-2"). Adoption of FSP FAS 106-2 reduced the Company's accumulated postretirement benefit obligation by $0.3 million as of December 31, 2004. This amount was treated as an unrecognized actuarial gain. The Company deferred re-measurement of its postretirement health care benefit obligation until its measurement date, so there was no effect on 2004 reported expense. The expense for 2006 and 2005 decreased by $29 thousand and $36 thousand, respectively, after reflecting the value of the federal subsidy.

The changes in the postretirement benefit liability recorded in the Consolidated Balance Sheets are as follows:

POSTRETIREMENT BENEFITS
(IN THOUSANDS)                                              2006          2005
--------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year                  $  3,321      $  4,187
Service cost                                                    5             7
Interest cost                                                 186           200
Actuarial gain                                                (23)         (117)
Plan participants' contributions                               13            25
Benefits paid                                                (289)         (311)
Curtailment                                                   (20)         (670)
--------------------------------------------------------------------------------
Benefit obligation at end of year                        $  3,193      $  3,321
================================================================================

AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL
POSITION CONSIST OF THE FOLLOWING:
Current liability                                        $   (332)     $    --
Noncurrent liability                                       (2,861)       (3,560)
--------------------------------------------------------------------------------
Net amount recognized                                    $ (3,193)     $ (3,560)
================================================================================

POSTRETIREMENT BENEFITS
(IN THOUSANDS)                                              2006
-------------------------------------------------------------------
AMOUNTS RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE
INCOME CONSIST OF THE FOLLOWING:
Net actuarial gain                                       $   (241)
Prior service cost                                             14
-------------------------------------------------------------------
Net amount recognized (before tax adjustment)            $   (227)
===================================================================

THE ESTIMATED AMOUNTS THAT WILL BE AMORTIZED FROM
ACCUMULATED OTHER COMPREHENSIVE INCOME INTO NET
PERIODIC BENEFIT COST IN 2007 ARE AS FOLLOWS:
Actuarial gain                                           $   (127)
Prior service cost                                              3
-------------------------------------------------------------------
Total                                                    $   (124)
===================================================================

The actuarial assumptions used to determine the postretirement benefit obligation are as follows:

(DOLLARS IN THOUSANDS)                                               2006       2005        2004
--------------------------------------------------------------------------------------------------
Assumed discount rate                                                5.87%      5.87%       5.75%
Health care cost trend rate                                          9.00%     10.00%      10.00%
Decreasing to ultimate rate                                          5.00%      5.00%       5.00%

Effect of one percent increase in health care cost trend rate:
   On total service and interest cost components                   $    10    $    10     $    15
   On postretirement benefit obligation                            $   144    $   166     $   239
Effect of one percent decrease in health care cost trend rate:
   On total service and interest cost components                   $    (9)   $    (9)    $   (13)
   On postretirement benefit obligation                            $  (130)   $  (149)    $  (212)
---------------------------------------------------------------------------------------------------

It is anticipated that the health care cost trend rate will decrease from 9% in 2007 to 5.0% in the year 2011.

The assumed discount rates to determine the postretirement benefit expense for the years 2006, 2005 and 2004 were 5.87%, 5.75% and 6.25%, respectively.

The Company's expected benefit payments over the next ten years are as follows:

   (IN THOUSANDS)     BENEFITS PAYMENTS BEFORE   EXPECTED SUBSIDY UNDER MEDICARE
                               SUBSIDY                 MODERNIZATION ACT
   -----------------------------------------------------------------------------
   2007                        $   332                     $    28
   2008                            331                          29
   2009                            332                          29
   2010                            330                          30
   2011                            324                          29
   2012 - 2016                   1,476                         132

SAVINGS PLAN
Prior to January 1, 2004, the Company had a 401(k) Savings Plan ("the Savings Plan") which covered substantially all U.S. employees with the exception of employees represented by a collective bargaining agreement, unless the agreement expressly provides otherwise. Effective January 1, 2004, certain U.S. employees previously covered by the Savings Plan were transferred into the Harsco Retirement Savings and Investment Plan ("HRSIP") which is a defined contribution pension plan. The transferred employees were those whose credited years of service under the qualified Defined Benefit Pension Plan were frozen as of December 31, 2003. Employees whose credited service was not frozen as of December 31, 2003 remained in the Savings Plan. The expenses related to the HRSIP are included in the defined contribution pension plans disclosure in the Pension Benefits section of this footnote.

Employee contributions to the Savings Plan are generally determined as a percentage of covered employees' compensation. The expense for contributions to the Savings Plan by the Company was $0.9 million, $0.9 million and $0.4 million for 2006, 2005 and 2004, respectively.

Employee directed investments in the Savings Plan and HRSIP include the following amounts of Company stock:

                                                  COMPANY SHARES IN PLANS
------------------------------------------------------------------------------------------------------
                           DECEMBER 31, 2006         DECEMBER 31, 2005           DECEMBER 31, 2004
                          NUMBER        FAIR        NUMBER        FAIR          NUMBER        FAIR
(DOLLARS IN MILLIONS)   OF SHARES   MARKET VALUE   OF SHARES   MARKET VALUE   OF SHARES   MARKET VALUE
------------------------------------------------------------------------------------------------------
Savings Plan             857,149      $ 65.2        929,537       $ 62.8      1,017,241      $ 56.7

HRSIP                    909,237        69.2        921,258         62.2        954,442        53.2

EXECUTIVE INCENTIVE COMPENSATION PLAN
The amended 1995 Executive Incentive Compensation Plan provides the basis for determination of annual incentive compensation awards under a performance-based Economic Value Added (EVA(R)) plan. Actual cash awards are usually paid in January or February of the following year. The Company accrues amounts reflecting the estimated value of incentive compensation anticipated to be earned for the year. Total executive incentive compensation expense was $7.7 million, $6.1 million and $4.5 million in 2006, 2005 and 2004, respectively. The 2006 and 2005 expenses included performance-based restricted stock units ("RSUs") that were granted to certain officers and key employees of the Company. There were no RSUs granted to officers or employees in 2004. See Note 12, "Stock-Based Compensation," for additional information on the equity component of executive compensation.

9. INCOME TAXES

Income before income taxes and minority interest for both continuing and discontinued operations in the Consolidated Statements of Income consists of the following:

(IN THOUSANDS)                                   2006        2005        2004
--------------------------------------------------------------------------------

United States                                 $  76,468   $  74,013   $  57,566
International                                   225,246     156,107     125,619
--------------------------------------------------------------------------------
      Total income before income taxes and
         minority interest                    $ 301,714   $ 230,120   $ 183,185
================================================================================

Income tax expense/(benefit):
      Currently payable:
            Federal                           $  39,329   $  24,260   $  (2,788)
            State                                 2,468         637        (281)
            International                        54,325      34,381      31,471
--------------------------------------------------------------------------------
      Total income taxes currently payable       96,122      59,278      28,402

      Deferred federal and state                 (1,328)      4,550      17,110
      Deferred international                      2,662         887       7,797
--------------------------------------------------------------------------------
      Total income tax expense                $  97,456   $  64,715   $  53,309
================================================================================

Continuing Operations                         $  97,523   $  64,771   $  49,034
Discontinued Operations                             (67)        (56)      4,275
--------------------------------------------------------------------------------
      Total income tax expense                $  97,456   $  64,715   $  53,309
================================================================================

Cash payments for income taxes were $98.9 million, $52.2 million and $26.2 million, for 2006, 2005 and 2004, respectively.

The following is a reconciliation of the normal expected statutory U.S. federal income tax rate to the effective rate as a percentage of Income before income taxes and minority interest for both continuing and discontinued operations as reported in the Consolidated Statements of Income:
                                                           2006    2005    2004
--------------------------------------------------------------------------------
U.S. federal income tax rate                              35.0%   35.0%   35.0%
State income taxes, net of federal income tax benefit      0.7     0.7     1.0
Export sales corporation benefit/domestic manufacturing
  deduction                                               (0.4)   (0.6)   (0.6)
Deductible 401(k) dividends                               (0.3)   (0.4)   (0.4)
Difference in effective tax rates on international
  earnings and remittances                                (2.8)   (5.4)   (1.7)
Settlement of tax contingencies                           (0.3)   (0.9)   (3.3)
Other, net                                                 0.4    (0.3)   (0.9)
--------------------------------------------------------------------------------

Effective income tax rate                                 32.3%   28.1%   29.1%
================================================================================

The difference in effective tax rates on international earnings and remittances from 2005 to 2006 includes a one-time benefit recorded in the fourth quarter of 2005 of $2.7 million associated with funds repatriated under the American Jobs Creation Act of 2004 ("AJCA"). Additionally, during the fourth quarter of 2005, consistent with the Company's strategic plan of investing for growth, the Company designated certain international earnings as permanently reinvested which resulted in a one-time income tax benefit of $3.6 million.

The tax effects of the primary temporary differences giving rise to the Company's deferred tax assets and liabilities for the years ended December 31, 2006 and 2005 are as follows:

(IN THOUSANDS)                            2006                     2005
--------------------------------------------------------------------------------
DEFERRED INCOME TAXES              ASSET     LIABILITY     ASSET      LIABILITY
--------------------------------------------------------------------------------
Depreciation                     $     --    $ 146,301   $     --    $ 143,802
Expense accruals                    29,853         --       23,951         --
Inventories                          5,646         --        3,510         --
Provision for receivables            3,060         --        1,578         --
Postretirement benefits                --           79       1,340         --
Deferred revenue                       --        1,736         --        4,941
Operating loss carryforwards        18,421         --       22,340         --
Deferred foreign tax credits         7,681         --        8,708         --
Pensions                            49,608       3,512      26,764      17,129
Currency translation adjustment        --        3,258       2,846         --
Other                                  --        8,741       4,615         428
--------------------------------------------------------------------------------
      Subtotal                     114,269     163,627      95,652     166,300
Valuation allowance                (13,892)        --      (21,682)        --
--------------------------------------------------------------------------------
Total deferred income taxes      $ 100,377   $ 163,627   $  73,970   $ 166,300
================================================================================

The deferred tax asset and liability balances are included in the following Consolidated Balance Sheets line items:

-----------------------------------------------------------
DEFERRED INCOME TAXES                     DECEMBER 31
(IN THOUSANDS)                         2006         2005
-----------------------------------------------------------

Other current assets                $  33,226    $  29,756
Other assets                           11,710        5,203
Other current liabilities               4,594        3,955
Deferred income taxes                 103,592      123,334

At December 31, 2006, the tax effected amount of net operating loss carryforwards ("NOLs") totaled $18.4 million. Of that amount, $8.6 million is attributable to international operations and can be carried forward indefinitely. Tax effected U.S. federal NOLs are $1.2 million and expire in 2018. Tax effected U.S. state NOLs are $8.6 million. Of that amount, $0.9 million expire in 2007-2013, $0.7 million expire in 2014-2021, and $7.0 million expire in 2026. Included in the above-mentioned total are $1.2 million of preacquisition NOLs.

The valuation allowance of $13.9 million and $21.7 million at December 31, 2006 and 2005, respectively, related principally to NOLs which are uncertain as to realizability. To the extent that the preacquisition NOLs are utilized in the future and the associated valuation allowance reduced, the tax benefit will be allocated to reduce goodwill.

The change in the valuation allowances for 2006 and 2005 results primarily from the utilization of NOLs, the release of valuation allowances in certain jurisdictions based on the Company's revaluation of the realizability of future benefits and the increase in valuation allowances in certain jurisdictions based on the Company's revaluation of the realizability of future benefits.

The Company has not provided U.S. income taxes on certain of its non-U.S. subsidiaries' undistributed earnings as such amounts are permanently reinvested outside the U.S. At December 31, 2006 and 2005, such earnings were approximately $425 million and $295 million, respectively. If these earnings were repatriated at December 31, 2006, the one time tax cost associated with the repatriation would be approximately $48 million. The Company has various tax holidays in Europe, the Middle East and Asia that expire between 2005 and 2010. During 2006, 2005 and 2004, these tax holidays resulted in approximately $3.6 million, $2.4 million and $4.2 million, respectively, in reduced income tax expense.

On October 22, 2004, the AJCA was signed into law. The AJCA included a deduction of 85% for certain international earnings that are repatriated, as defined in the AJCA, to the U.S. The Company completed its evaluation of the repatriation provisions of the AJCA and repatriated qualified earnings of approximately $24 million in the fourth quarter of 2005. This resulted in the Company receiving a one-time income tax benefit of approximately $2.7 million during the fourth quarter of 2005.


10. COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL
The Company is involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites. While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company. The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Consolidated Balance Sheets at December 31, 2006 and 2005 include accruals of $3.8 million and $2.8 million, respectively, for environmental matters. The amounts charged against pre-tax income related to environmental matters totaled $2.2 million, $1.5 million and $2.1 million in 2006, 2005 and 2004, respectively.

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

ROYALTY EXPENSE DISPUTE
The Company is involved in a royalty expense dispute with the Canada Revenue Agency ("CRA"). The CRA is proposing to disallow certain royalty expense deductions claimed by the Company's Canadian subsidiary on its 1994-1998 tax returns. As of December 31, 2006, the maximum assessment from the CRA for the period 1994-1998 is approximately $10.4 million including tax and interest. The Ontario Ministry of Finance ("Ontario") is also proposing to disallow these same deductions for the period 1994-1998. As of December 31, 2006, the maximum assessment from Ontario is approximately $3.3 million, including tax and interest. The Company has filed administrative appeals and will vigorously contest these disallowances.

The Company currently anticipates that, ultimately, it may have liability for some portion of the assessment in this royalty expense dispute. However, the Company intends to utilize competent authority proceedings in the U.S. to recover a portion of any required tax payment amount. The Company believes that any amount not recovered through these proceedings has been fully reserved as of December 31, 2006 and, therefore will not have a material adverse effect on the Company's future results of operations or financial condition. In accordance with Canadian tax law, the Company made a payment to the CRA in the fourth quarter of 2005 of $5.0 million. Additionally, the Company made a payment to the Ontario Ministry of Finance in the first quarter of 2006 for the entire disputed amount. These payments were made for tax compliance purposes and to reduce potential interest expense on the disputed amount. These payments in no way reflect the Company's acknowledgement as to the validity of the assessed amounts.

DERAILMENT
One of the Company's production rail grinders derailed near Baxter, California on November 9, 2006, resulting in two crew member fatalities and the near total loss of the rail grinder. Government and private investigations into the cause of the derailment are on-going. Most of the clean-up and salvage efforts are completed, although work on environmental remediation is on-going. Estimated environmental remediation expenses have been recognized as of December 31, 2006. All remaining Company rail grinders have been inspected by the Federal Railroad Administration ("FRA") and each grinder is fully operational and in compliance with legal requirements. The Company has also conducted its own inspections to ensure that its grinders are safe and in compliance with contractual commitments. The Company believes that the insurance proceeds from the loss of the rail grinder will offset the majority of incurred expenses, which have been recognized as of December 31, 2006. Therefore, the Company does not believe that the derailment will have a material adverse effect on its financial position, results of operations or cash flows.

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

As of December 31, 2006, there are 26,440 pending asbestos personal injury claims filed against the Company. Of these cases, 26,111 were pending in the New York Supreme Court for New York County in New York State. The other claims, totaling 329, are filed in various counties in a number of state courts, and in certain Federal District Courts (including New York), and those complaints generally assert lesser amounts of damages than the New York State court cases or do not state any amount claimed.

As of December 31, 2006, the Company has obtained dismissal by stipulation, or summary judgment prior to trial, in 16,953 cases.

In view of the persistence of asbestos litigation nationwide, which has not yet been sufficiently addressed either politically or legally, the Company expects to continue to receive additional claims. However, there have been developments during the past several years, both by certain state legislatures and by certain state courts, which could favorably affect the Company's ability to defend these asbestos claims in those jurisdictions. These developments include procedural changes, docketing changes, proof of damage requirements and other changes that require plaintiffs to follow specific procedures in bringing their claims and to show proof of damages before they can proceed with their claim. An example is the action taken by the New York Supreme Court (a trial court), which is responsible for managing all asbestos cases pending within New York County in the State of New York. This Court issued an order in December 2002 that created a Deferred or Inactive Docket for all pending and future asbestos claims filed by plaintiffs who cannot demonstrate that they have a malignant condition or discernable physical impairment, and an Active or In Extremis Docket for plaintiffs who are able to show such medical condition. As a result of this order, the majority of the asbestos cases filed against the Company in New York County have been moved to the Inactive Docket until such time as the plaintiff can show that they have incurred a physical impairment. As of December 31, 2006, the Company has been listed as a defendant in 248 Active or In Extremis asbestos cases in New York County. The Court's Order has been challenged by plaintiffs.

The Company's insurance carrier has paid all legal and settlement costs and expenses to date. The Company has liability insurance coverage under various primary and excess policies that the Company believes will be available, if necessary, to substantially cover any liability that might ultimately be incurred on these claims.

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

Insurance liabilities are recorded in accordance with SFAS 5, "Accounting for Contingencies." Insurance reserves have been estimated based primarily upon actuarial calculations and reflect the undiscounted estimated liabilities for ultimate losses including claims incurred but not reported. Inherent in these estimates are assumptions which are based on the Company's history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends. If actual claims differ from those projected by management, changes

(either increases or decreases) to insurance reserves may be required and would be recorded through income in the period the change was determined. When a recognized liability is covered by third-party insurance, the Company records an insurance claim receivable to reflect the covered liability. See Note 1, "Summary of Significant Accounting Policies," for additional information on Accrued Insurance and Loss Reserves.


11. CAPITAL STOCK

The authorized capital stock of the Company consists of 150,000,000 shares of common stock and 4,000,000 shares of preferred stock, both having a par value of $1.25 per share. The preferred stock is issuable in series with terms as fixed by the Board of Directors. None of the preferred stock has been issued. On June 24, 1997, the Company adopted a revised Shareholder Rights Plan. Under that Plan, the Board declared a dividend to stockholders of record on September 28, 1997, of one right for each share of common stock. The rights may only be exercised if, among other things, a person or group has acquired 15% or more, or intends to commence a tender offer for 20% or more, of the Company's common stock. Each right entitles the holder to purchase 1/100th share of a new Harsco Junior Participating Cumulative Preferred Stock at an exercise price of $150. Once the rights become exercisable, if any person acquires 20% or more of the Company's common stock, the holder of a right will be entitled to receive common stock calculated to have a value of two times the exercise price of the right. The rights, which expire on September 28, 2007, do not have voting power, and may be redeemed by the Company at a price of $.05 per right at any time until the 10th business day following public announcement that a person or group has accumulated 15% or more of the Company's common stock. At December 31, 2006, 750,000 shares of $1.25 par value preferred stock were reserved for issuance upon exercise of the rights.

The Board of Directors has authorized the repurchase of shares of common stock as follows:

          NO. OF SHARES                                        REMAINING NO. OF
         AUTHORIZED TO BE                  ADDITIONAL SHARES   SHARES AUTHORIZED
            PURCHASED       NO. OF SHARES    AUTHORIZED FOR      FOR PURCHASE
            JANUARY 1         PURCHASED         PURCHASE         DECEMBER 31
--------------------------------------------------------------------------------
2004        1,000,000             -                --             1,000,000
2005        1,000,000          (133) (a)           --             1,000,000
2006        1,000,000             -                --             1,000,000
================================================================================
(a) The 133 shares purchased were not part of the share repurchase program. They were shares which a retired employee sold to the Company in order to pay personal federal and state income taxes on shares issued to the employee upon retirement.

In November 2006, the Board of Directors extended the share purchase authorization through January 31, 2008 for the 1,000,000 shares still remaining from the prior authorization.

In 2006, 2005 and 2004, additional issuances of treasury shares of 1,766 shares, 5,306 shares and 11,195 shares, respectively, were made for SGB stock option exercises, employee service awards and shares related to vested restricted stock units.

The following table summarizes the Company's common stock:

                                                    COMMON STOCK
                                    --------------------------------------------
                                        SHARES        TREASURY      OUTSTANDING
                                        ISSUED         SHARES          SHARES
--------------------------------------------------------------------------------

Outstanding, January 1, 2004         67,357,447      26,490,977      40,866,470
Stock Options Exercised                 553,584         (10,945)        564,529
Other                                       --             (250)            250
--------------------------------------------------------------------------------

Outstanding, December 31, 2004       67,911,031      26,479,782      41,431,249
Stock Options Exercised                 346,754          (4,086)        350,840
Other                                       --           (1,220)          1,220
Purchases                                   --              133            (133)
--------------------------------------------------------------------------------

Outstanding, December 31, 2005       68,257,785      26,474,609      41,783,176
Stock Options Exercised                 233,738            (681)        234,419
Other                                       --           (1,085)          1,085
--------------------------------------------------------------------------------

OUTSTANDING, DECEMBER 31, 2006       68,491,523      26,472,843      42,018,680
================================================================================

The following is a reconciliation of the average shares of common stock used to compute basic earnings per common share to the shares used to compute diluted earnings per common share as shown on the Consolidated Statements of Income:

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)        2006       2005      2004
--------------------------------------------------------------------------------
Income from continuing operations                  $196,509   $156,750   $13,540
================================================================================
Average shares of common stock outstanding used
  to compute basic earnings per common share         41,953     41,642    41,129
Dilutive effect of stock options and restricted
  stock units                                           262        438       469
--------------------------------------------------------------------------------
Shares used to compute dilutive effect of stock
  options                                            42,215     42,080    41,598
================================================================================
Basic earnings per common share from continuing
  operations                                       $   4.68   $   3.76   $  2.76
================================================================================
Diluted earnings per common share from
  continuing operations                            $   4.65   $   3.73   $  2.73
================================================================================

All outstanding stock options were included in the computation of diluted earnings per share at December 31, 2006, 2005 and 2004.

On January 23, 2007, the Company's Board of Directors approved a two-for-one stock split. One additional share of common stock will be issued on March 26, 2007, to stockholders of record at the close of business on February 28, 2007.

The total number of authorized common stock shares and par value were unchanged by this action. The stock split will require retroactive restatement of all historical share and per share data in the first quarter ending on March 31, 2007. Stockholder's equity will also be restated to give retroactive recognition of the stock split. For all periods presented, the par value of the additional shares resulting from the split will be reclassified from Additional paid-in capital to Common stock.

All references to the number of shares and per share amounts in the Consolidated Financial Statements for the years 2006, 2005 and 2004 are presented on a pre-split basis.

The company's historical earnings per common share on a pro forma basis (unaudited), assuming the stock split had occurred on January 1, 2004, would be as follows:

                                            PRO FORMA EARNINGS PER COMMON SHARE
                                           -------------------------------------
YEAR ENDED DECEMBER 31                        2006         2005        2004
--------------------------------------------------------------------------------
Basic earnings per common share:
   Continuing operations                   $   2.34     $   1.88    $   1.38
   Discontinued operations                      --           --         0.09
--------------------------------------------------------------------------------
Basic earnings per common share            $   2.34     $   1.88    $   1.47
================================================================================
Diluted earnings per common share:
   Continuing operations                   $   2.33     $   1.86    $   1.36
   Discontinued operations                      --           --         0.09
--------------------------------------------------------------------------------
Diluted earnings per common share          $   2.33     $   1.86    $   1.46(a)
================================================================================
(a)  Does not total due to rounding.


12. STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payments" ("SFAS 123(R)"), which replaced SFAS No. 123, "Accounting for Stock-Based Compensation," and superseded Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123(R) requires the cost of employee services received in exchange for an award of equity instruments to be based upon the grant-date fair value of the award (with limited exceptions). Additionally, this cost is to be recognized as expense over the period during which an employee is required to provide services in exchange for the award (usually the vesting period). However, this recognition period would be shorter if the recipient becomes retirement-eligible prior to the vesting date. SFAS 123(R) also requires that the additional tax benefits the Company receives from stock-based compensation be recorded as cash inflows from financing activities in the statement of cash flows. Prior to January 1, 2006, the Company applied the provisions of APB 25 in accounting for awards made under the Company's stock-based compensation plans.

The Company adopted the provisions of SFAS 123(R) using the modified-prospective transition method. Under this method, results from prior periods have not been restated. During 2002 and 2003, the Company ceased granting stock options to employees and non-employee directors, respectively. Primarily because of this, the effect of adopting SFAS 123(R) was not material to the Company's income from continuing operations, income before income taxes, net income, basic or diluted earnings per share or cash flows from operating and financing activities for the year ended December 31, 2006, and the cumulative effect of adoption using the modified-prospective transition method was not material. In addition, the Company elected to use the short-cut transition method for calculating the historical pool of windfall tax benefits.

In 2004, the Board of Directors approved the granting of performance-based restricted stock units as the long-term equity component of director, officer and certain key employee compensation. The restricted stock units require no payment from the recipient and compensation cost is measured based on the market price on the grant date and is generally recorded over the vesting period. The vesting period for restricted stock units granted to non-employee directors is one year and each restricted stock unit will be exchanged for a like number of shares of Company stock following the termination of the participant's service as a director. The vesting period for restricted stock units granted to officers and certain key employees is three years, and, upon vesting, each restricted stock unit will be exchanged for a like number of shares of the Company's stock. In September 2006, the Board of Directors approved changes to the employee restricted stock units program where future awards will vest on a pro rata basis over a three-year period and the specified retirement age will be 62. This compares with the prior three-year cliff vesting and retirement age of 65. Restricted stock units do not have an option for cash payment.

The following table summarizes restricted stock units issued and the compensation expense recorded for the years ended December 31, 2006 and 2005:

STOCK-BASED COMPENSATION EXPENSE
 (DOLLARS IN THOUSANDS, EXCEPT PER UNIT)
--------------------------------------------------------------------------------
                      RESTRICTED    FAIR VALUE              EXPENSE
                      STOCK UNITS    PER UNIT      2006       2005       2004
--------------------------------------------------------------------------------
Directors:
  May 1, 2004            3,500      $   43.42    $    --    $     51   $    101
  May 1, 2005            6,000          53.75         108        215        --
  May 1, 2006            8,000          82.59         440        --         --

Employees:
  January 24, 2005      32,700          50.41         477        502        --
  January 24, 2006      46,550          67.70         914        --         --
--------------------------------------------------------------------------------
Total                   96,750                   $  1,939   $    768   $    101
================================================================================

Restricted stock unit activity for the year ended December 31, 2006 was as follows:
                                                           WEIGHTED AVERAGE
                                          RESTRICTED         GRANT-DATE
                                          STOCK UNITS        FAIR VALUE
----------------------------------------------------------------------------

Nonvested at January 1, 2006                31,750            $  50.62
Granted                                     54,550               69.88
Vested                                      (7,833)              73.17
Forfeited                                   (5,850)              61.79
----------------------------------------------------------------------------

NONVESTED AT DECEMBER 31, 2006              72,617            $  61.76
============================================================================

As of December 31, 2006, the total unrecognized compensation costs related to nonvested restricted stock units was $2.7 million which is expected to be recognized over a weighted-average period of approximately 1.8 years.

As of December 31, 2006, 2005 and 2004, excess tax benefits, resulting principally from stock options were $3.6 million, $3.9 million and $3.3 million, respectively.

No stock options have been granted to officers and employees since February 2002. No stock options have been granted to non-employee directors since May 2003. Prior to these dates, the Company had granted stock options for the purchase of its common stock to officers, certain key employees and non-employee directors under two stockholder-approved plans. The exercise price of the stock options was the fair value on the grant date, which was the date the Board of Directors approved the respective grants. The 1995 Executive Incentive Compensation Plan authorizes the issuance of up to 4,000,000 shares of the Company's common stock for use in paying incentive compensation awards in the form of stock options or other equity awards such as restricted stock, restricted stock units or stock appreciation rights. The 1995 Non-Employee Directors' Stock Plan authorizes the issuance of up to 300,000 shares of the Company's common stock for equity awards. At December 31, 2006, there were 1,242,231 and 148,500 shares available for granting equity awards under the 1995 Executive Incentive Compensation Plan and the 1995 Non-Employee Directors' Stock Plan, respectively. Generally, new shares are issued for exercised stock options and treasury shares are issued for vested restricted stock units.

Options issued under the 1995 Executive Incentive Compensation Plan generally vested and became exercisable one year following the date of grant except options issued in 2002 generally vested and became exercisable two years following the date of grant. Options issued under the 1995 Non-Employee Director's Stock Plan generally became exercisable one year following the date of grant but vested immediately. The options under both Plans expire ten years from the date of grant.

Stock option activity for the years ended December 31, 2006, 2005 and 2004 was as follows:

                                                  STOCK OPTIONS
                                 -----------------------------------------------
                                                                     AGGREGATE
                                                                     INTRINSIC
                                     SHARES      WEIGHTED AVERAGE    VALUE (IN
                                  UNDER OPTION    EXERCISE PRICE    MILLIONS)(C)
--------------------------------------------------------------------------------

Outstanding, January 1, 2004       1,695,080          $30.72            $22.5
Exercised                           (564,529)          30.02              -
Terminated and Expired                (9,450)          40.25              -
--------------------------------------------------------------------------------

Outstanding, December 31, 2004     1,121,101(a)      $31.01            $27.9
Exercised                           (370,836)          29.10              -
Terminated and Expired                (1,240)          33.41              -
--------------------------------------------------------------------------------

Outstanding, December 31, 2005       749,025(b)      $31.93            $26.9
Exercised                           (234,419)          34.06
Terminated and Expired                  (900)          28.75              -
--------------------------------------------------------------------------------

OUTSTANDING, DECEMBER 31, 2006       513,706          $30.97            $23.4
================================================================================

(a) Included in options outstanding at December 31, 2004 were 5,107 options granted to SGB key employees as part of the Company's acquisition of SGB in 2000. These options were not a part of the 1995 Executive Compensation Plan, or the 1995 Non-Employee Directors' Stock Plan.
(b) Included in options outstanding at December 31, 2005 were 681 options granted to SGB key employees as part of the Company's acquisition of SGB in 2000. These options were not a part of the 1995 Executive Compensation Plan, or the 1995 Non-Employee Directors' Stock Plan.
(c) Intrinsic value is defined as the difference between the current market value and the exercise price.

The total intrinsic value of options exercised during the twelve months ended December 31, 2006, 2005 and 2004 were $10.8 million, $11.1 million and $9.5 million, respectively.

Options to purchase 513,706 shares were exercisable at December 31, 2006. The following table summarizes information concerning outstanding and exercisable options at December 31, 2006.

                               STOCK OPTIONS OUTSTANDING AND EXERCISABLE
                     -----------------------------------------------------------
    RANGE OF         NUMBER OUTSTANDING  REMAINING CONTRACTUAL  WEIGHTED AVERAGE
EXERCISABLE PRICES    AND EXERCISABLE       LIFE IN YEARS        EXERCISE PRICE
--------------------------------------------------------------------------------
$25.63 - $29.00           211,208               3.28                 $27.47
 29.31 -  32.65           244,894               4.99                  32.54
 32.81 -  46.16            57,604               3.97                  37.09
--------------------------------------------------------------------------------
                          513,706
================================================================================


13. FINANCIAL INSTRUMENTS

OFF-BALANCE SHEET RISK
As collateral for the Company's performance and to insurers, the Company is contingently liable under standby letters of credit, bonds and bank guarantees in the amounts of $128.4 million and $154.0 million at December 31, 2006 and 2005, respectively. These standby letters of credit, bonds and bank guarantees are generally in force for up to four years. Certain issues have no scheduled expiration date. The Company pays fees to various banks and insurance companies that range from 0.25 percent to 1.90 percent per annum of the instruments' face value. If the Company were required to obtain replacement standby letters of credit, bonds and bank guarantees as of December 31, 2006 for those currently outstanding, it is the Company's opinion that the replacement costs would not vary significantly from the present fee structure.

The Company has currency exposures in approximately 45 countries. The Company's primary foreign currency exposures during 2006 were in the United Kingdom, members of the European Economic and Monetary Union, Brazil, Canada and South Africa.

OFF-BALANCE SHEET RISK - THIRD PARTY GUARANTEES
In connection with the licensing of one of the Company's trade names and providing certain management services (the furnishing of selected employees), the Company guarantees the debt of certain third parties related to its international operations. These guarantees are provided to enable the third parties to obtain financing of their operations. The Company receives fees from these operations, which are included as Services sales in the Company's Consolidated Statements of Income. The revenue the Company recorded from these entities was $2.2 million, $1.9 million and $1.0 million for the twelve months ended December 31, 2006, 2005 and 2004, respectively. The guarantees are renewed on an annual basis and the Company would only be required to perform under the guarantees if the third parties default on their debt. The maximum potential amount of future payments (undiscounted) related to these guarantees was $2.9 million at December 31, 2006 and 2005. There is no recognition of this potential future payment in the accompanying financial statements as the Company believes the potential for making these payments is remote. These guarantees were renewed in June 2006, September 2006 and November 2006.

The Company provided an environmental indemnification for property that was sold to a third party in 2006. The term of this guarantee is three years and the Company would only be required to perform under the guarantee if an environmental matter is discovered on the property. The Company is not aware of any environmental issues related to the property. The maximum potential amount of future payments (undiscounted) related to this guarantee is $0.2 million at December 31, 2006. There is no recognition of this potential future payment in the accompanying financial statements as the Company believes the potential for making this payment is remote.

The Company provided an environmental indemnification for property that was sold to a third party in 2006. The term of this guarantee is indefinite, and the Company would only be required to perform under the guarantee if an environmental matter is discovered on the property relating to the time the Company owned the property. The Company is not aware of any environmental issues related to this property. The maximum potential amount of future payments (undiscounted) related to this guarantee is estimated to be $3.0 million at December 31, 2006. There is no recognition of this potential future payment in the accompanying financial statements as the Company believes the potential for making this payment is remote.

The Company provides guarantees related to arrangements with certain customers that include joint and several liability for actions for which the Company may be partially at fault. The terms of these guarantees do not exceed four years and the maximum amount of future payments (undiscounted) related to these guarantees is $3.0 million per occurrence. This amount represents the Company's self-insured maximum limitation. There is no specific recognition of potential future payments in the accompanying financial statements as the Company is not aware of any claims.

The Company provided a guarantee related to the payment of taxes for a product line that was sold to a third party in 2005. The term of this guarantee is five years, and the Company would only be required to perform under the guarantee if taxes were not properly paid to the government while the Company owned the product line in accordance with applicable statutes. The Company is not aware of any instances of noncompliance related to these statutes. The maximum potential amount of future payments (undiscounted) related to this guarantee is estimated to be $1.3 million at December 31, 2006. There is no recognition of any potential future payment in the accompanying financial statements as the Company believes the potential for making this payment is remote.

The Company provided an environmental indemnification for property that was sold to a third party in 2004. The term of this guarantee is seven years and the Company would only be required to perform under the guarantee if an environmental matter is discovered on the property relating to the time the Company owned the property that was not known by the buyer at the date of sale. The Company is not aware of any environmental issues related to this property. The maximum potential amount of future payments (undiscounted) related to this guarantee is $0.8 million at December 31, 2006 and 2005. There is no recognition of this potential future payment in the accompanying financial statements as the Company believes the potential for making this payment is remote.

Every three years, the Company requires a third party to review procedures and record keeping related to the production of certain products. Commencing in 2004, the Company provided an indemnification for any costs incurred by the third party resulting from an injury while these services are being provided to the Company. In addition, the Company provided an indemnification for certain costs resulting from an outside claim against the third party. The indemnification is provided for as long as the Company is producing products which meet the third party's specifications. At December 31, 2006 and 2005, the maximum potential amount of future payments (undiscounted) related to this guarantee is $3.0 million per occurrence. This amount represents the Company's self-insured maximum limitation. There is no specific recognition of this potential future payment in the accompanying financial statements as the Company is not aware of any claims.

Prior to the Company's acquisition of the business, Hunnebeck guaranteed certain third party debt to leasing companies in connection with the sale of equipment. The guarantees expire on January 1, 2007 and December 1, 2008. At December 31, 2006, the maximum potential amount of future payments (undiscounted) related to these guarantees was $0.1 million. The Company would only be required to perform under the guarantees if a customer defaulted on the lease payments. There is no recognition of these potential future payments in the accompanying financial statements as the Company believes the potential for making these payments is remote.

Liabilities for the fair value of each of the guarantee instruments noted above were recognized in accordance with FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). These liabilities are included in Other current liabilities or Other liabilities (as appropriate) on the Consolidated Balance Sheets. The recognition of these liabilities did not have a material impact on the Company's financial condition or results of operations for the twelve months ended December 31, 2006 or 2005.

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

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company has several hedges of net investment recorded in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The Company recorded a debit of $14.0 million and a credit of $16.3 million during 2006 and 2005, respectively, in the foreign currency translation adjustments line of Other comprehensive income (loss) related to hedges of net investments.

At December 31, 2006 and 2005, the Company had $170.9 million and $157.9 million contracted amounts, respectively, of foreign currency forward exchange contracts outstanding. These contracts are part of a worldwide program to minimize foreign currency exchange operating income and balance sheet exposure. The unsecured contracts outstanding at December 31, 2006 mature within six months and are with major financial institutions. The Company may be exposed to credit loss in the event of non-performance by the other parties to the contracts. The Company evaluates the credit worthiness of the counterparties and does not expect default by them. Foreign currency forward exchange contracts are used to hedge commitments, such as foreign currency debt, firm purchase commitments and foreign currency cash flows for certain export sales transactions.

The following tables summarize by major currency the contractual amounts of the Company's forward exchange contracts in U.S. dollars as of December 31, 2006 and 2005. The "Buy" amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the "Sell" amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies.

FORWARD EXCHANGE CONTRACTS
--------------------------------------------------------------------------------
(IN THOUSANDS)                         AS OF DECEMBER 31, 2006
--------------------------------------------------------------------------------
                               U.S. DOLLAR                           RECOGNIZED
                         TYPE   EQUIVALENT       MATURITY            GAIN(LOSS)
--------------------------------------------------------------------------------
Australian Dollar        Sell   $   2,373          January 2007         $  (16)
Australian Dollar        Buy        1,050          January 2007            --
Canadian Dollar          Sell       3,050          January 2007             26
Canadian Dollar          Buy        7,850          January 2007           (151)
Euros                    Sell      10,828          January 2007             12
Euros                    Buy       52,699          January 2007            288
British Pounds Sterling  Sell      19,503          January 2007             34
British Pounds Sterling  Buy       70,551   January through March 2007    (386)
Mexican Pesos            Buy          509          January 2007              3
Taiwan Dollar            Buy          895          January 2007             (2)
Taiwan Dollar            Sell         895          January 2007              3
South African Rand       Sell         691    January through May 2007      (17)
--------------------------------------------------------------------------------
         Total                  $ 170,894                               $ (206)
================================================================================

At December 31, 2006, the Company held forward exchange contracts in British pounds sterling, euros, Canadian dollars, Australian dollars, Mexican pesos, South African rands and Taiwan dollars which were used to offset certain future payments between the Company and its various subsidiaries, vendors or customers. These contracts all mature by May 2007. The Company had outstanding forward contracts designated as SFAS 133 cash flow hedges in the amount of $1.1 million at December 31, 2006. These forward contracts had a net unrealized gain of $5 thousand that was included in Other comprehensive income (loss), net of deferred taxes, at December 31, 2006. The Company did not elect to treat the remaining contracts as hedges under SFAS 133 and so mark-to-market gains and losses were recognized in net income.

FORWARD EXCHANGE CONTRACTS
--------------------------------------------------------------------------------
(IN THOUSANDS)                         AS OF DECEMBER 31, 2005
--------------------------------------------------------------------------------
                               U.S. DOLLAR                            RECOGNIZED
                         TYPE  EQUIVALENT           MATURITY          GAIN(LOSS)
--------------------------------------------------------------------------------
Euros                    Buy    $ 14,343   January through June 2006    $  (211)
Euros                    Sell      1,987          January 2006               15
British pounds sterling  Buy      75,743          January 2006           (1,334)
British pounds sterling  Sell     56,929          January 2006              436
Canadian dollars         Buy         942          January 2006                5
Canadian dollars         Sell      1,886          January 2006               15
Taiwan dollars           Sell      6,088  August through November 2006      --
--------------------------------------------------------------------------------
         Total                  $157,918                                $(1,074)
================================================================================

At December 31, 2005, the Company held forward exchange contracts in British pounds sterling, euros, Canadian dollars and Taiwan dollars which were used to offset certain future payments between the Company and its various subsidiaries, vendors or customers. These contracts all mature by November 2006. The Company had outstanding forward contracts designated as SFAS 133 cash flow hedges in the amount of $6.1 million at December 31, 2005. These forward contracts had a net unrealized loss of $112 thousand that was included in other comprehensive income
(loss), net of deferred taxes, at December 31, 2005. The Company did not elect to treat the remaining contracts as hedges under SFAS 133 and so mark-to-market gains and losses were recognized in net income.

CONCENTRATIONS OF CREDIT RISK
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high-quality financial institutions and, by policy, limits the amount of credit exposure to any one institution.

Concentrations of credit risk with respect to accounts receivable are generally limited due to the Company's large number of customers and their dispersion across different industries and geographies. However, the Company's Mill Services Segment has several large customers throughout the world with significant accounts receivable balances. In December 2005, the Company acquired BISNH. This acquisition has increased the Company's corresponding concentration of credit risk to customers in the steel industry. Additionally, consolidation in the global steel industry has increased the Company's exposure to specific customers. Additional consolidation is possible. Should transactions occur involving some of the steel industry's larger companies, which are customers of the Company, it would result in an increase in concentration of credit risk for the Company.

The Company generally does not require collateral or other security to support customer receivables. If a receivable from one or more of the Company's larger customers becomes uncollectible, it could have a material effect on the Company's results of operations and cash flows.

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

The carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 2006 and 2005 are as follows:

                                                FINANCIAL INSTRUMENTS
                                     -------------------------------------------
(IN THOUSANDS)                               2006                   2005
--------------------------------------------------------------------------------
                                     CARRYING     FAIR      CARRYING     FAIR
                                      AMOUNT      VALUE      AMOUNT      VALUE
--------------------------------------------------------------------------------
Assets:
   Cash and cash equivalents         $101,260   $101,260    $120,929    $120,929
Liabilities:
   Long-term debt including current
     maturities                       877,947    893,373     911,925     947,406
   Foreign currency forward exchange
     contracts                            206        206       1,074       1,074
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

ACCESS SERVICES SEGMENT
Major services include the rental and sale of scaffolding, shoring and concrete forming systems for non-residential construction, international multi-dwelling residential construction projects, industrial maintenance projects, as well as a variety of other access services including project engineering and equipment installation.

Products and services are provided to commercial and industrial construction contractors; public utilities; industrial plants; and the infrastructure repair and maintenance markets.

GAS TECHNOLOGIES SEGMENT
Major products and services include tanks, cylinders and valves for the containment and control of compressed gases.

Major customers include various industrial markets and users of compressed gases; the hospital, life support, and refrigerant gas industries; welding distributors; medical laboratories; beverage carbonation users; and the animal husbandry industry.

ENGINEERED PRODUCTS AND SERVICES ("ALL OTHER") CATEGORY
Major products and services include railway track maintenance equipment and services; industrial grating; air-cooled heat exchangers; granules for asphalt roofing shingles and abrasives for industrial surface preparation derived from coal slag; and boilers, water heaters and process equipment, including industrial blenders, dryers and mixers.

Major customers include private and government-owned railroads and urban mass transit systems worldwide; industrial plants and the non-residential, commercial and public construction and retrofit markets; the natural gas exploration and processing industry; asphalt roofing manufacturers; and the chemical, food processing and pharmaceutical industries.

OTHER INFORMATION
The measurement basis of segment profit or loss is operating income. Sales of the Company in the United States and the United Kingdom exceeded 10% of consolidated sales with 38% and 20%, respectively, in 2006; 42% and 20%, respectively, in 2005; and 42% and 21%, respectively, in 2004. There are no significant inter-segment sales.

No single customer represented 10% or more of the Company's sales in 2005 and 2004. However, one customer in the Mill Services Segment provided $351.0 million in sales for 2006, which was 10% of the Company's revenues for the year. In addition, the Mill Services Segment is dependent largely on the global steel industry and in 2006, 2005 and 2004, there were two customers that each provided in excess of 10% of this Segment's revenues under multiple long-term contracts at several mill sites. The loss of any one of these contracts would not have a material adverse impact upon the Company's financial position or cash flows; however, it could have a material effect on quarterly or annual results of operations. Additionally, these customers have significant accounts receivable balances. Further consolidation in the global steel industry is probable. Should transactions occur involving some of the Company's larger steel industry customers, it would result in an increase in concentration of credit risk for the Company.

Corporate assets include principally cash, insurance receivables, prepaid pension costs and United States deferred income taxes. Net Property, Plant and Equipment in the United States represented 30%, 33% and 34% of total Net Property, Plant and Equipment as of December 31, 2006, 2005 and 2004, respectively. Net Property, Plant and Equipment in the United Kingdom represented 23% of total Net Property, Plant and Equipment as of December 31, 2006, 2005 and 2004.

SEGMENT INFORMATION
---------------------------------------------------------------------------------------------------------
                                                             TWELVE MONTHS ENDED
                                  -----------------------------------------------------------------------

                                      DECEMBER 31, 2006       DECEMBER 31, 2005       DECEMBER 31, 2004

                                               OPERATING               OPERATING               OPERATING
                                                INCOME                  INCOME                  INCOME
(IN THOUSANDS)                       SALES      (LOSS)       SALES      (LOSS)       SALES      (LOSS)
---------------------------------------------------------------------------------------------------------
Mill Services Segment             $1,366,530   $147,798   $1,060,354   $109,591   $  997,410   $105,490

Access Services Segment            1,080,924    120,382      788,750     74,742      706,490     44,464

Gas Technologies Segment             397,680     14,160      370,201     17,912      339,086     14,393
---------------------------------------------------------------------------------------------------------
Segment Totals                     2,845,134    282,340    2,219,305    202,245    2,042,986    164,347

Engineered Products and Services
  ("all other") Category             578,159     77,466      546,905     69,699      459,073     47,029

General Corporate                        --      (1,337)         --      (2,996)         --      (1,527)
---------------------------------------------------------------------------------------------------------
Consolidated Totals               $3,423,293   $358,469   $2,766,210   $268,948   $2,502,059   $209,849
=========================================================================================================

RECONCILIATION OF SEGMENT OPERATING INCOME TO CONSOLIDATED INCOME
BEFORE INCOME TAXES AND MINORITY INTEREST
--------------------------------------------------------------------------------
                                                    TWELVE MONTHS ENDED
                                           -------------------------------------
                                           DECEMBER 31  DECEMBER 31  DECEMBER 31
(IN THOUSANDS)                                 2006         2005         2004
--------------------------------------------------------------------------------

Segment operating income                    $ 282,340    $ 202,245    $ 164,347

Engineered Products and Services
   ("all other") Category                      77,466       69,699       47,029

General Corporate Expense                      (1,337)      (2,996)      (1,527)
--------------------------------------------------------------------------------

Operating income from continuing operations   358,469      268,948      209,849

Equity in income of unconsolidated
  entities, net                                   192           74          128

Interest Income                                 3,709        3,165        2,319

Interest Expense                              (60,478)     (41,918)     (41,057)

--------------------------------------------------------------------------------
Income from continuing operations before
  income taxes and minority interest        $ 301,892    $ 230,269   $  171,239
================================================================================

SEGMENT INFORMATION
-----------------------------------------------------------------------------------------------------
                                                                              DEPRECIATION AND
                                                 ASSETS (A)                     AMORTIZATION
                                    -----------------------------------------------------------------
(IN THOUSANDS)                         2006        2005        2004       2006      2005      2004
-----------------------------------------------------------------------------------------------------
Mill Services Segment               $1,401,603  $1,273,522  $  985,538  $151,005  $114,952  $107,682

Access Services Segment              1,239,892     976,936     763,916    69,781    53,263    48,005

Gas Technologies Segment               271,367     253,276     257,233    11,411    12,610    12,735
-----------------------------------------------------------------------------------------------------
Segment Totals                       2,912,862   2,503,734   2,006,687   232,197   180,825   168,422

Engineered Products and Services
  ("all other") Category               287,482     315,241     274,627    18,922    15,735    14,675

Corporate                              126,079     156,829     108,442     1,863     1,505     1,274
-----------------------------------------------------------------------------------------------------
      Total                         $3,326,423  $2,975,804  $2,389,756  $252,982  $198,065  $184,371
=====================================================================================================

(a) Assets from discontinued operations of $0.0 million, $0.4 million and $0.5 million in 2006, 2005 and 2004, respectively, are included in the Gas Technologies Segment.

   CAPITAL EXPENDITURES
   -----------------------------------------------------------------------------
   (IN THOUSANDS)                                   2006       2005       2004
   -----------------------------------------------------------------------------
                                                  $161,651   $155,595   $120,890
   Mill Services Segment

   Access Services Segment                         138,459     86,668     50,439

   Gas Technologies Segment                          9,330      6,438      8,958
   -----------------------------------------------------------------------------

   Segment Totals                                  309,440    248,701    180,287

   Engineered Products and Services ("all other")
     Category                                       27,635     39,834     22,585

   Corporate                                         3,098      1,704      1,363
   -----------------------------------------------------------------------------
         Total                                    $340,173   $290,239   $204,235
   =============================================================================

INFORMATION BY GEOGRAPHIC AREA (A)
------------------------------------------------------------------------------------------
                    SALES TO UNAFFILIATED CUSTOMERS     NET PROPERTY, PLANT AND EQUIPMENT
                   -----------------------------------------------------------------------
(IN THOUSANDS)        2006        2005        2004         2006        2005      2004
------------------------------------------------------------------------------------------
United States      $1,296,256  $1,157,034  $1,047,416  $  401,997  $  371,039  $313,391
United Kingdom        676,520     546,673     534,097     298,582     258,786   218,127
All Other           1,450,517   1,062,503     920,546     621,888     509,983   400,780
------------------------------------------------------------------------------------------

Totals excluding
Corporate          $3,423,293  $2,766,210  $2,502,059  $1,322,467  $1,139,808  $932,298
==========================================================================================

(a) Revenues are attributed to individual countries based on the location of the facility generating the revenue.

INFORMATION ABOUT PRODUCTS AND SERVICES
--------------------------------------------------------------------------------
                                               SALES TO UNAFFILIATED CUSTOMERS
                                             -----------------------------------
(IN THOUSANDS)                                  2006        2005        2004
--------------------------------------------------------------------------------
PRODUCT GROUP
Mill services                                $1,366,530  $1,060,354  $  997,410
Access services                               1,080,924     788,750     706,490
Industrial gas products                         397,680     370,201     339,086
Railway track maintenance services and
  equipment                                     231,625     247,452     209,765
Industrial grating products                     107,048      98,845      85,609
Industrial abrasives and roofing granules        73,112      72,216      70,863
Heat exchangers                                 124,829      92,339      60,103
Powder processing equipment and heat
  transfer products                              41,545      36,053      32,733
--------------------------------------------------------------------------------
Consolidated Sales                           $3,423,293  $2,766,210  $2,502,059
================================================================================


15. OTHER (INCOME) AND EXPENSES

In the years 2006, 2005 and 2004, the Company recorded pre-tax Other (income) and expenses from continuing operations of $6.9 million, $2.0 million and $4.9 million, respectively. The major components of this income statement category are as follows:

   --------------------------------------------------------------------------
                                              OTHER (INCOME) AND EXPENSES
                                         ------------------------------------
    (IN THOUSANDS)                          2006         2005         2004
   --------------------------------------------------------------------------

   Net gains                             $ (5,450)    $ (9,674)    $ (1,524)

   Impaired asset write-downs               4,441          579          484

   Employee termination benefit costs       3,552        9,060        3,892

   Costs to exit activities                 1,389        1,028          975

   Other expense                            2,919        1,007        1,035
   --------------------------------------------------------------------------

   Total                                 $  6,851     $  2,000     $  4,862
   ==========================================================================

NET GAINS
Net gains are recorded from the sales of redundant properties (primarily land, buildings and related equipment) and non-core assets. In 2006, gains related to assets principally in Europe, South America and the United States. In 2005, gains related to assets principally in the United States and Europe.

   -----------------------------------------------------------------------------
                                                      NET GAINS
                                        ----------------------------------------
   (IN THOUSANDS)                          2006          2005           2004
   -----------------------------------------------------------------------------

   Mill Services Segment                $ (2,823)    $  (4,202)    $     (354)

   Access Services Segment                (2,510)       (5,413)        (1,124)

   Gas Technologies Segment                  --            --             --

   Engineered Products and Services
     ("all other") Category                 (117)          (59)           (46)

   Corporate                                 --            --             --
   -----------------------------------------------------------------------------

   Total                                $ (5,450)    $  (9,674)    $   (1,524)
   =============================================================================

Cash proceeds associated with these gains are included in Proceeds from the sale of assets in the investing activities section of the Consolidated Statements of Cash Flows.

IMPAIRED ASSET WRITE-DOWNS
Impairment losses are measured as the amount by which the carrying amount of assets exceeded their fair value. Fair value is estimated based upon the expected future realizable cash flows including anticipated selling prices. In 2006, the Company recorded an asset impairment loss of $4.2 million for certain plant, property and equipment related to exiting an underperforming product line in the Gas Technologies Segment.

Non-cash impaired asset write-downs are included in Other, net in the Consolidated Statements of Cash Flows as adjustments to reconcile net income to net cash provided by operating activities.

EMPLOYEE TERMINATION BENEFIT COSTS
The Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," ("SFAS 146") on January 1, 2003. This standard addresses involuntary termination costs associated with one-time benefit arrangements provided as part of an exit or disposal activity. These costs and the related liabilities are recognized by the Company when a formal plan for reorganization is approved at the appropriate level of management and communicated to the affected employees. Additionally, costs associated with on-going benefit arrangements, or in certain countries where statutory requirements dictate a minimum required benefit, are recognized when they are probable and estimable, in accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits," (SFAS 112).

The total amount of employee termination benefit costs incurred for the years 2006, 2005 and 2004 was as follows. None of the actions are expected to incur any additional costs.

   -----------------------------------------------------------------------------
                                         EMPLOYEE TERMINATION BENEFIT COSTS
                                       -----------------------------------------
   (IN THOUSANDS)                         2006          2005          2004
   -----------------------------------------------------------------------------

   Mill Services Segment                $  1,820     $   4,827     $    1,338

   Access Services Segment                   799         1,647          1,504

   Gas Technologies Segment                   57           107            229

   Engineered Products and Services
     ("all other") Category                  821         1,256            685

   Corporate                                  55         1,223            136
   -----------------------------------------------------------------------------

   Total                                $  3,552     $  9,060      $    3,892
   =============================================================================

The terminations for the years 2004 to 2006 occurred principally in Europe, South America and the United States.

Employee termination benefit costs incurred but not paid as of December 31 2006 totaled $1.9 million. The payments for employee termination benefit costs are reflected as uses of operating cash in the Consolidated Statements of Cash Flows.

COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES
Costs associated with exit or disposal activities are recognized in accordance with SFAS 146 and are included as a component of Other expenses in the Company's Consolidated Statements of Income. SFAS 146 addresses involuntary termination costs (as discussed above) and other costs associated with exit or disposal activities (exit costs). Costs to terminate a contract that is not a capital lease are recognized when an entity terminates the contract or when an entity ceases using the right conveyed by the contract. This includes the costs to terminate the contract before the end of its term or the costs that will continue to be incurred under the contract for its remaining term without economic benefit to the entity (e.g., lease run-out costs). Other costs associated with exit or disposal activities (e.g., costs to consolidate or close facilities and relocate equipment or employees) are recognized and measured at their fair value in the period in which the liability is incurred. In 2006, $1.4 million of exit costs were incurred. These were principally relocation costs and lease run-out costs for the Engineered Products and Services Category and the Mill Services and Access Services Segments.

In 2005 and 2004, exit costs incurred were $1.0 million and $1.0 million, respectively. These were principally lease run-out costs, lease termination costs and relocation costs for the Mill Services and Access Services Segments and the Engineered Products and Services Category.


16. COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Total Accumulated other comprehensive income (loss) is included in the Consolidated Statements of Stockholders' Equity. The components of Accumulated other comprehensive income (loss) are as follows:

   -----------------------------------------------------------------------------
   ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
                                                               DECEMBER 31
   (IN THOUSANDS)                                           2006         2005
   -----------------------------------------------------------------------------

   Cumulative foreign exchange translation adjustments   $  65,416   $  (26,162)

   Fair value of effective cash flow hedges                     70          (64)

   Minimum pension liability                                   --     (141,094)

   Pension and postretirement benefit adjustment          (234,825)        --

   Marketable securities unrealized gains                        5            2
   -----------------------------------------------------------------------------

   Total Accumulated Other Comprehensive Income (Loss)   $(169,334)  $(167,318)
   =============================================================================

TWO-YEAR SUMMARY OF QUARTERLY RESULTS
(UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                    2006
                                         ---------------------------------------
QUARTERLY                                  FIRST    SECOND     THIRD    FOURTH
--------------------------------------------------------------------------------
     Sales                               $  769.6  $  865.5  $  875.9  $  912.3
     Gross profit (a)                       190.5     224.0     230.0     231.3
     Net income                              34.3      53.9      55.8      52.5
     Basic earnings per share                0.82      1.28      1.33      1.25
     Diluted earnings per share              0.81      1.28      1.32      1.24
================================================================================


(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                    2005
                                         ---------------------------------------
QUARTERLY                                  FIRST    SECOND     THIRD    FOURTH
--------------------------------------------------------------------------------
     Sales                               $  640.1  $  696.1  $  697.5  $  732.5
     Gross profit (a)                       146.4     169.8     164.8     185.7
     Net income                              23.1      41.7      40.0      51.9
     Basic earnings per share                0.56      1.00      0.96      1.24
     Diluted earnings per share              0.55      0.99      0.95      1.23
================================================================================

(a) Gross profit is defined as Sales less costs and expenses associated directly with or allocated to products sold or services rendered.

COMMON STOCK PRICE AND DIVIDEND INFORMATION
(UNAUDITED)

                           MARKET PRICE PER SHARE   DIVIDENDS DECLARED
                              HIGH         LOW          PER SHARE
-----------------------------------------------------------------------

2006
First Quarter              $   84.55    $   67.52     $   0.3250
Second Quarter                 89.70        71.25         0.3250
Third Quarter                  82.42        67.77         0.3250
Fourth Quarter                 82.97        76.00         0.3550


2005
First Quarter              $   61.35    $   49.87     $   0.3000
Second Quarter                 61.10        52.37         0.3000
Third Quarter                  66.20        53.56         0.3000
Fourth Quarter                 70.57        59.70         0.3250
=======================================================================


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

   None.


ITEM 9A. CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of December 31, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective. There have been no changes in internal control over financial reporting that could materially affect, or are likely to materially affect, internal control over financial reporting.

Management's Report on Internal Controls Over Financial Reporting is included in
Part II, Item 8, "Financial Statements and Supplementary Data." Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in Part II, Item 8, "Financial Statements and Supplementary Data," which expresses unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2006.


ITEM 9B. OTHER INFORMATION

10b5-1 Plan
-----------

The Chief Executive Officer ("CEO") of the Company plans to adopt, in the first quarter of 2007, a new personal trading plan as part of a long-term strategy for asset diversification and liquidity, in accordance with the Securities and Exchange Commission's Rule 10b5-1. Under the proposed plan, the CEO will exercise 40,000 shares, under pre-arranged terms, in open market transactions. The proposed trading plan will expire in April 2007.

Rule 10b5-1 allows officers and directors, at a time when they are not in possession of material non-public information, to adopt written plans to sell shares on a regular basis under pre-arranged terms, regardless of any subsequent non-public information they may receive. Exercises of stock options by the CEO pursuant to the terms of his plan will be disclosed publicly through Form 144 and Form 4 filings with the Securities and Exchange Commission.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). Other information required by this Item is incorporated by reference to the sections entitled "Corporate Governance," "Director Information," "Report of the Audit Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the 2007 Proxy Statement.

The Company's Code of Ethics for the Chief Executive Officer and Senior Financial Officers (the "Code") may be found on the Company's internet website, www.harsco.com. The Company intends to disclose on its website any amendments to the Code or any waiver from a provision of the Code. The Code is available in print to any stockholder who requests it.


ITEM 11. EXECUTIVE COMPENSATION

Information regarding compensation of executive officers and directors is incorporated by reference to the sections entitled "Compensation Discussion and Analysis," "Compensation Committee Report," "Executive Compensation," "Non-Employee Director Compensation" and "Compensation Committee Interlocks and Insider Participation" of the 2007 Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the section entitled "Share Ownership of Directors, Management and Certain Beneficial Owners" of the 2007 Proxy Statement.

EQUITY COMPENSATION PLAN INFORMATION
The Company maintains the 1995 Executive Incentive Compensation Plan and the 1995 Non-Employee Directors' Stock Plan, which allow the Company to grant equity awards to eligible persons. Upon stockholder approval of these two plans in 1995, the Company terminated the use of the 1986 Stock Option Plan for granting stock option awards.

The Company also assumed options under the SGB Group Plc Discretionary Share Option Plan 1997 (the "SGB Plan") upon the Company's acquisition of SGB Group Plc ("SGB") in 2000. The SGB Plan terminated in accordance with its terms when the remaining Harsco Replacement Options were exercised on August 30, 2006.

The following table gives information about equity awards under these plans as of December 31, 2006. All securities referred to are shares of Harsco common stock.

                      EQUITY COMPENSATION PLAN INFORMATION
--------------------------------------------------------------------------------------------------------
                                 Column (a)                Column (b)               Column (c)

                                                                                Number of securities
                                                                              remaining available for
                          Number of securities to be    Weighted-average       future issuance under
                           issued upon exercise of      exercise price of     equity compensation plans
                             outstanding options,      outstanding options,    (excluding securities
Plan category                warrants and rights       warrants and rights     reflected in Column (a))
--------------------------------------------------------------------------------------------------------
Equity compensation plans          513,706                    $30.97                   1,390,731
  approved by security
  holders (1)

Equity compensation plans
  not approved by security
  holders                              --                       --                           --
--------------------------------------------------------------------------------------------------------
Total                              513,706                    $30.97                   1,390,731
========================================================================================================

(1) Plans include the 1995 Executive Incentive Compensation Plan, as amended, and the 1995 Non-Employee Directors' Stock Plan, as amended.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

Information regarding certain relationships and related transactions is incorporated by reference to the sections entitled "Certain Relationships and Related Party Transactions" and "Corporate Governance" of the 2007 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accounting fees and services is incorporated by reference to the sections entitled "Report of the Audit Committee" and "Fees Billed by the Accountants for Audit and Non-Audit Services" of the 2007 Proxy Statement.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     (a)  1. The Consolidated Financial Statements are listed in the index to
          Item 8, "Financial Statements and Supplementary Data," on page 45.

     (a) 2. The following financial statement schedule should be read in conjunction with the Consolidated Financial Statements (see Item 8, "Financial Statements and Supplementary Data"):

                                                                          Page
                                                                          ----
               Report of Independent Registered Public Accounting Firm     47

               Schedule II - Valuation and Qualifying Accounts for the
                  years 2006, 2005 and 2004                                97

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

                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
                              CONTINUING OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                             COLUMN C
                                                             --------
           COLUMN A                    COLUMN B              ADDITIONS         COLUMN D (DEDUCTIONS) ADDITIONS         COLUMN E
           --------                    --------              ---------         -------------------------------         --------
                               BALANCE AT BEGINNING OF  CHARGED TO COST AND      DUE TO CURRENCY                   BALANCE AT END OF
DESCRIPTION                             PERIOD               EXPENSES        TRANSLATION ADJUSTMENTS   OTHER (A)        PERIOD
-----------                             ------               --------        -----------------------   ---------        ------

FOR THE YEAR 2006:

  Allowance for Doubtful Accounts     $  24,404              $   9,230              $  1,880           $ (10,163)     $  25,351

  Deferred Tax Assets -
    Valuation Allowance               $  21,682              $  (5,793)             $   (270)          $  (1,727)     $  13,892



FOR THE YEAR 2005:

  Allowance for Doubtful Accounts     $  19,095              $   6,453              $   (832)          $    (312)     $  24,404

  Deferred Tax Assets -
    Valuation Allowance               $  17,492              $   2,119              $    172           $   1,899      $  21,682



FOR THE YEAR 2004:

  Allowance for Doubtful Accounts     $  24,612              $   5,048              $    863           $ (11,428)(b)  $  19,095

  Deferred Tax Assets -
    Valuation Allowance               $  13,098              $   4,228              $     166          $    --        $  17,492

(a) Includes principally the use of previously reserved amounts and changes related to acquired companies.
(b) Includes $5,322 for the write-off of six accounts receivable in the Mill Services Segment as well as the write-off of other accounts receivable for all segments.

(a) 3. Listing of Exhibits Filed with Form 10-K

EXHIBIT
NUMBER                                       DATA REQUIRED                                            LOCATION IN FORM 10-K
------                                       -------------                                            ---------------------
2(a)        Share Purchase Agreement between Sun HB Holdings, LLC, Boca Raton, Florida, United    Exhibit to Form 10-Q for the
               States of America and Harsco Corporation, Camp Hill, Pennsylvania, United States   period ended September 30, 2005
               of America dated September 20, 2005 regarding the sale and purchase of the issued share capital of Hunnebeck Group GmbH, Ratingen, Germany.

2(b)        Agreement, dated as of December 29, 2005, by and among the Harsco Corporation (for    Exhibit volume, 2005 10-K
               itself and as agent for each of MultiServ France SA, Harsco Europa BV and Harsco
               Investment Limited), Brambles U.K. Limited, a company incorporated under the laws of England and Wales, Brambles France SAS, a company incorporated under the laws of France, Brambles USA, Inc., a Delaware corporation, Brambles Holdings
               Europe B.V., a company incorporated under the laws of the Netherlands, and
               Brambles Industries Limited, a company incorporated under the laws of
               Australia.  In accordance with Item 601(b)(2) of Regulation S-K, the registrant hereby agrees to furnish supplementally a copy of any omitted schedule to the
               Commission upon request.  Portions of Exhibit 2(a) have been omitted pursuant to a request for confidential treatment.  The omitted portions have been filed separately with the Securities and Exchange Commission.

2(c)        Stock Purchase Agreement among Excell Materials, Inc., the Stockholders of Excell     Exhibit volume, 2006 10-K
               Materials, Inc. and Harsco Corporation dated as of January 4, 2007.

3(a)        Restated Certificate of Incorporation as amended April 24, 1990                       Exhibit volume, 1990 10-K

3(b)        Certificate of Amendment of Restated Certificate of Incorporation filed June 3, 1997  Exhibit volume, 1999 10-K

3(c)        Certificate of Designation filed September 25, 1997                                   Exhibit volume, 1997 10-K

3(d)        By-laws as amended January 23, 2007                                                   Exhibit to Form 8-K dated January
                                                                                                  23, 2007

3(e)        Certificate of Amendment of Restated Certificate of Incorporation filed April 26,     Proxy Statement dated March 22,
               2005                                                                               2005 on Appendix A pages A-1
                                                                                                  through A-2

4(a)        Harsco Corporation Rights Agreement dated as of September 28, 1997, with Chase        Incorporated by reference to Form
               Mellon Shareholder Services L.L.C.                                                 8-A, filed September 26, 1997

EXHIBIT
NUMBER                                       DATA REQUIRED                                            LOCATION IN FORM 10-K
------                                       -------------                                            ---------------------

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

4(g)        Harsco Finance B. V. (pound)200 million, 7.25% Guaranteed Notes due 2010              Exhibit to Form 10-Q for the
                                                                                                  period ended September 30, 2000

4(h)(i)     Indenture, dated as of May 1, 1985, by and between Harsco Corporation and The Chase   Exhibit to Form 8-K dated
               Manhattan Bank (National Association), as trustee (incorporated herein by          September 8, 2003
               reference to Exhibit 4(d) to the Registration Statement on Form S-3, filed by
               Harsco Corporation on August 23, 1991 (Reg. No. 33-42389))

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

4(i)(i)     Form of 5.125% Global Senior Note due September 15, 2013                              Exhibit to Form 8-K dated
                                                                                                  September 8, 2003

4(i)(ii)    5.125% 2003 Notes due September 15, 2013 described in Prospectus Supplement           Incorporated by reference to the
               dated September 8, 2003 to Form S-3 Registration under Rule 415 dated              Prospectus Supplement dated
               December 15, 1994                                                                  September 8, 2003 to Form S-3,
                                                                                                  Registration No. 33-56885 dated
                                                                                                  December 15, 1994

                                      -99-

EXHIBIT
NUMBER                                       DATA REQUIRED                                            LOCATION IN FORM 10-K
------                                       -------------                                            ---------------------

            MATERIAL CONTRACTS - CREDIT AND UNDERWRITING AGREEMENTS

10(a)(i)    $50,000,000 Facility agreement dated December 15, 2000                                Exhibit volume, 2000 10-K

10(a)(ii)   Agreement extending term of $50,000,000 Facility agreement dated December 15, 2000    Exhibit volume, 2001 10-K

10(a)(iii)  Agreement amending term and amount of $50,000,000 Facility agreement dated December   Exhibit volume, 2002 10-K
               15, 2000

10(a)(iv)   Agreement extending term of $50,000,000 Facility agreement dated December 15, 2000    Exhibit volume, 2003 10-K

10(a)(v)    Agreement extending term of $50,000,000 Facility agreement dated December 15, 2000    Exhibit to Form 8-K dated January
                                                                                                  25, 2005

10(a)(vi)   Agreement extending term of $50,000,000 Facility agreement dated December 15, 2000    Exhibit volume, 2005 10-K

10(a)(vii)  Agreement extending term of $50,000,000 Facility agreement dated December 15, 2000    Exhibit to Form 8-K dated December
                                                                                                  22, 2006

10(b)       Commercial Paper Dealer Agreement dated September 24, 2003, between ING Belgium       Exhibit volume, 2003 10-K
               SA/NV and Harsco Finance B.V.

10(b)(i)    Commercial Paper Dealer Agreement dated September 24, 2003, between ING Belgium       Exhibit to Form 8-K dated November
                                                                                                  8, 2005
               SA/NV and Harsco Finance B.V. - Supplement No. 1 to the Dealer Agreement

10(c)       Commercial Paper Payment Agency Agreement Dated October 1, 2000, between Salomon      Exhibit volume, 2000 10-K
               Smith Barney Inc. and Harsco Corporation

10(e)       Issuing and Paying Agency Agreement, Dated October 12, 1994, between Morgan           Exhibit volume, 1994 10-K
               Guaranty Trust Company of New York and Harsco Corporation

10(f)       364-Day Credit Agreement                                                              Exhibit to Form 8-K dated December
                                                                                                  23, 2005

EXHIBIT
NUMBER                                       DATA REQUIRED                                            LOCATION IN FORM 10-K
------                                       -------------                                            ---------------------
10(f)(i)    Amendment No. 1 to the Credit Agreement, dated as of December 22, 2006, by and        Exhibit to Form 8-K dated December
               among Harsco Corporation, The Royal Bank of Scotland, PLC, as syndication agent,   22, 2006
               and Citicorp North America, Inc., as administrative agent.

10(g)       Five Year Credit Agreement                                                            Exhibit to Form 8-K dated November
                                                                                                  23, 2005

10(i)       Commercial Paper Dealer Agreement dated June 7, 2001, between Citibank                Exhibit to 10-Q for the period
               International plc, National Westminster Bank plc, The Royal Bank of Scotland plc   ended June 30, 2001
               and Harsco Finance B.V.

10(j)       Commercial Paper Placement Agency Agreement dated November 6, 1998, between Chase     Exhibit volume, 1998 10-K
               Securities, Inc. and Harsco Corporation

            MATERIAL CONTRACTS - MANAGEMENT CONTRACTS AND COMPENSATORY PLANS

10(d)       Form of Change in Control Severance Agreement (Chairman, President and CEO and        Exhibit to Form 8-K dated June 21,
               Senior Vice Presidents)                                                            2005

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

10(o)       Harsco Corporation 1995 Executive Incentive Compensation Plan As Amended and          Proxy Statement dated March 23,
               Restated                                                                           2004 on Exhibit B pages B-1
                                                                                                  through B-15

10(p)       Authorization, Terms and Conditions of the Annual Incentive Awards, as Amended and    Exhibit to Form 8-K dated March
               Restated April 27, 2004, under the 1995 Executive Incentive Compensation Plan      23, 2006

EXHIBIT
NUMBER                                       DATA REQUIRED                                            LOCATION IN FORM 10-K
------                                       -------------                                            ---------------------
10(r)       Special Supplemental Retirement Benefit Agreement for D. C. Hathaway                  Exhibit Volume, 1988 10-K

10(s)       Harsco Corporation Form of Restricted Stock Units Agreement (Directors)               Exhibit to Form 8-K dated April
                                                                                                  26, 2005

10(u)       Harsco Corporation Deferred Compensation Plan for Non-Employee Directors, as          Exhibit to Form 8-K dated April
               amended and restated January 1, 2005                                               26, 2005


10(v)       Harsco Corporation 1995 Non-Employee Directors' Stock Plan As Amended and Restated    Proxy Statement dated March 23,
               at January 27, 2004                                                                2004 on Exhibit A pages A-1
                                                                                                  through A-9

10(x)       Settlement and Consulting Agreement                                                   Exhibit to 10-Q for the period
                                                                                                  ended March 31, 2003

10(y)       Restricted Stock Units Agreement                                                      Exhibit to Form 8-K dated
                                                                                                  January 23, 2007

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

   "      J. J. Jasinowski                                                                                    "                   "

   "      J. P. Viviano                                                                                       "                   "

   "      D. H. Pierce                                                                                        "                   "

   "      K. G. Eddy                                                                              Exhibit to Form 8-K dated August
                                                                                                  27, 2004

12        Computation of Ratios of Earnings to Fixed Charges                                      Exhibit volume, 2006 10-K

21        Subsidiaries of the Registrant                                                          Exhibit volume, 2006 10-K

23        Consent of Independent Accountants                                                      Exhibit volume, 2006 10-K

31(a)     Certification Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section   Exhibit volume, 2006 10-K
             302 of the Sarbanes-Oxley Act of 2002

31(b)     Certification Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section   Exhibit volume, 2006 10-K
             302 of the Sarbanes-Oxley Act of 2002

32(a)     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906    Exhibit volume, 2006 10-K
             of the Sarbanes-Oxley Act of 2002

32(b)     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906    Exhibit volume, 2006 10-K
             of the Sarbanes-Oxley Act of 2002

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


                                       HARSCO CORPORATION

Date 2-27-07                           By /S/  Salvatore D. Fazzolari
     -------                           -----------------------------------
                                       Salvatore D. Fazzolari
                                       President, Chief Financial Officer
                                       and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

SIGNATURE                        CAPACITY                               DATE

/S/ Derek C. Hathaway            Chairman and Chief Executive Officer   2-27-07
-----------------------------                                           -------
    (Derek C. Hathaway)

/S/ Salvatore D. Fazzolari       President, Chief Financial Officer,    2-27-07
-----------------------------    Treasurer and Director                 -------
    (Salvatore D. Fazzolari)     (Principal Financial Officer)


/S/ Geoffrey D. H. Butler        Senior Vice President - Operations     2-27-07
-----------------------------    and Director                           -------
    (Geoffrey D. H. Butler)

/S/ Stephen J. Schnoor           Vice President and Controller          2-27-07
-----------------------------    (Principal Accounting Officer)         -------
    (Stephen J. Schnoor)

/S/ Kathy G. Eddy                Director                               2-27-07
-----------------------------                                           -------
    (Kathy G. Eddy)

/S/ Jerry J. Jasinowski          Director                               2-27-07
-----------------------------                                           -------
    (Jerry J. Jasinowski)

/S/ D. Howard Pierce             Director                               2-27-07
-----------------------------                                           -------
    (D. Howard Pierce)

/S/ Carolyn F. Scanlan           Director                               2-27-07
-----------------------------                                           -------
    (Carolyn F. Scanlan)

/S/ James I. Scheiner            Director                               2-27-07
-----------------------------                                           -------
    (James I. Scheiner)

/S/ Andrew J. Sordoni, III       Director                               2-27-07
-----------------------------                                           -------
    (Andrew J. Sordoni, III)

/S/ Joseph P. Viviano            Director                               2-27-07
-----------------------------                                           -------
    (Joseph P. Viviano)

/S/ Dr. Robert C. Wilburn        Director                               2-27-07
-----------------------------                                           -------
    (Dr. Robert C. Wilburn)