Form 10-Q
period 2007-03-31
HARSCO CORP
filed 2007-05-08
CIK 45876

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

                 For the Quarterly Period Ended March 31, 2007

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                Class                              Outstanding at April 30, 2007
--------------------------------------------------------------------------------
Common stock, par value $1.25 per share                     84,155,128
================================================================================

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                                   THREE MONTHS ENDED
                                                                                                       MARCH 31
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                         2007            2006(A)
------------------------------------------------------------------------------------------------------------------------
REVENUES FROM CONTINUING OPERATIONS:
     Service revenues                                                                         $ 722,815       $ 572,631
     Product revenues                                                                           117,211         109,434
------------------------------------------------------------------------------------------------------------------------
        TOTAL REVENUES                                                                          840,026         682,065
========================================================================================================================

COSTS AND EXPENSES FROM CONTINUING OPERATIONS:
     Cost of services sold                                                                      538,538         422,824
     Cost of products sold                                                                       87,079          79,534
     Selling, general and administrative expenses                                               127,754         112,251
     Research and development expenses                                                              993             557
     Other (income) expenses                                                                       (912)          1,849
------------------------------------------------------------------------------------------------------------------------
        TOTAL COSTS AND EXPENSES                                                                753,452         617,015
========================================================================================================================

        OPERATING INCOME FROM CONTINUING OPERATIONS                                              86,574          65,050

Equity in income of unconsolidated entities, net                                                    128              61
Interest income                                                                                   1,039             861
Interest expense                                                                                (18,575)        (14,090)
------------------------------------------------------------------------------------------------------------------------

        INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST              69,166          51,882


Income tax expense                                                                              (21,602)        (16,986)
------------------------------------------------------------------------------------------------------------------------

        INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST                               47,564          34,896

Minority interest in net income                                                                  (2,124)         (2,271)
------------------------------------------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS                                                                45,440          32,625
------------------------------------------------------------------------------------------------------------------------

DISCONTINUED OPERATIONS:
     Income from operations of discontinued business                                              5,418           2,317
     Disposal costs of discontinued business                                                     (2,297)           --
     Income tax expense                                                                            (908)           (690)
------------------------------------------------------------------------------------------------------------------------
INCOME FROM DISCONTINUED OPERATIONS                                                               2,213           1,627
------------------------------------------------------------------------------------------------------------------------
        NET INCOME                                                                            $  47,653       $  34,252
========================================================================================================================

Average shares of common stock outstanding                                                       84,048          83,645

Basic earnings per common share:

     Continuing operations                                                                    $    0.54       $    0.39

     Discontinued operations                                                                       0.03            0.02
------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER COMMON SHARE                                                               $    0.57       $    0.41
========================================================================================================================

Diluted average shares of common stock outstanding                                               84,578          84,230

Diluted earnings per common share:

     Continuing operations                                                                    $    0.54       $    0.39

     Discontinued operations                                                                       0.03            0.02
========================================================================================================================
DILUTED EARNINGS PER COMMON SHARE                                                             $    0.56(B)    $    0.41
========================================================================================================================
CASH DIVIDENDS DECLARED PER COMMON SHARE                                                      $   0.1775      $   0.1625
========================================================================================================================

(a) Reclassified for comparative purposes. See Note B, "Reclassifications," for additional information on these changes.
(b) Does not total due to rounding.

See accompanying notes to unaudited condensed consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                               MARCH 31     DECEMBER 31
(IN THOUSANDS)                                                                                   2007          2006
------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                               $   102,031    $   101,260
     Accounts receivable, net                                                                    757,549        753,168
     Inventories                                                                                 219,627        285,229
     Other current assets                                                                         74,581         88,398
     Assets held-for-sale                                                                        280,600          3,567
------------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                                                  1,434,388      1,231,622
========================================================================================================================
Property, plant and equipment, net                                                             1,320,983      1,322,467
Goodwill, net                                                                                    692,149        612,480
Intangible assets, net                                                                           183,493         88,164
Other assets                                                                                      92,319         71,690
------------------------------------------------------------------------------------------------------------------------
         TOTAL ASSETS                                                                        $ 3,723,332    $ 3,326,423
========================================================================================================================

LIABILITIES
CURRENT LIABILITIES:
     Short-term borrowings                                                                   $   435,382    $   185,074
     Current maturities of long-term debt                                                         11,282         13,130
     Accounts payable                                                                            260,312        287,006
     Accrued compensation                                                                         70,654         95,028
     Income taxes payable                                                                         36,437         61,967
     Dividends payable                                                                            16,009         15,983
     Insurance liabilities                                                                        42,270         40,810
     Other current liabilities                                                                   224,414        211,777
     Liabilities associated with assets held-for-sale                                             57,532           --
------------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                                             1,154,292        910,775
========================================================================================================================
Long-term debt                                                                                   882,046        864,817
Deferred income taxes                                                                            147,295        103,592
Insurance liabilities                                                                             64,602         62,542
Retirement plan liabilities                                                                      181,190        189,457
Other liabilities                                                                                 96,421         48,876
------------------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                                                     2,525,846      2,180,059
========================================================================================================================

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock                                                                                     138,161         85,614
Additional paid-in capital                                                                       115,507        166,494
Accumulated other comprehensive loss                                                            (152,006)      (169,334)
Retained earnings                                                                              1,698,995      1,666,761
Treasury stock                                                                                  (603,171)      (603,171)
------------------------------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                                                            1,197,486      1,146,364
========================================================================================================================
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 3,723,332    $ 3,326,423
========================================================================================================================

See accompanying notes to unaudited condensed consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                    THREE MONTHS ENDED
                                                                                                         MARCH 31
(IN THOUSANDS)                                                                                     2007          2006
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                    $  47,653    $  34,252
   Adjustments to reconcile net income to net
      cash provided (used) by operating activities:
         Depreciation                                                                               65,008       58,415
         Amortization                                                                                5,270        1,836
         Equity in income of unconsolidated entities, net                                             (128)         (61)
         Other, net                                                                                   (760)       2,336
         Changes in assets and liabilities, net of acquisitions
            and dispositions of businesses:
               Accounts receivable                                                                 (43,486)      27,464
               Inventories                                                                         (30,070)     (27,611)
               Accounts payable                                                                    (13,942)     (10,250)
               Accrued interest payable                                                              5,621        4,710
               Accrued compensation                                                                (22,848)     (14,543)
               Other assets and liabilities                                                         29,369       (6,708)
------------------------------------------------------------------------------------------------------------------------

         NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  41,687       69,840
========================================================================================================================

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                                      (83,363)     (66,940)
   Net source (use) of cash associated with the purchases of businesses                           (212,337)       2,264
   Proceeds from sale of assets                                                                      4,513        1,324
   Other investing activities                                                                         (392)        --
------------------------------------------------------------------------------------------------------------------------

         NET CASH USED BY INVESTING ACTIVITIES                                                    (291,579)     (63,352)
========================================================================================================================

CASH FLOWS FROM FINANCING ACTIVITIES:
   Short-term borrowings, net                                                                      248,887       10,352
   Current maturities and long-term debt:
               Additions                                                                           294,788       59,841
               Reductions                                                                         (278,527)     (92,484)
   Cash dividends paid on common stock                                                             (14,916)     (13,580)
   Common stock issued-options                                                                         541        6,345
   Other financing activities                                                                       (1,550)      (2,266)
------------------------------------------------------------------------------------------------------------------------

         NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                          249,223      (31,792)
========================================================================================================================

Effect of exchange rate changes on cash                                                              1,440        3,227
------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                                   771      (22,077)

Cash and cash equivalents at beginning of period                                                   101,260      120,929
========================================================================================================================

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                       $ 102,031    $  98,852
========================================================================================================================

See accompanying notes to unaudited condensed consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                                                     THREE MONTHS ENDED
                                                                                                          MARCH 31
(IN THOUSANDS)                                                                                       2007         2006
------------------------------------------------------------------------------------------------------------------------
Net income                                                                                       $  47,653    $  34,252
------------------------------------------------------------------------------------------------------------------------

Other comprehensive income (loss):
    Foreign currency translation adjustments                                                         7,309       10,825

    Net losses on cash flow hedging instruments, net of deferred income taxes of
      $0 and $5 in 2007 and 2006, respectively                                                        --            (10)

    Pension liability adjustments, net of deferred income taxes of $(4,390) and
      $668 in 2007 and 2006, respectively                                                           10,023       (2,267)

   Marketable securities, unrealized gain, net of deferred income taxes of $0
      and $1 in 2007 and 2006, respectively                                                           --              1

   Reclassification adjustment for (gain) loss on cash flow hedging instruments included in net income, net of deferred income taxes of $2 and $(1) in
      2007 and 2006, respectively                                                                       (5)           1
------------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                                                          17,327        8,550
------------------------------------------------------------------------------------------------------------------------

TOTAL COMPREHENSIVE INCOME                                                                       $  64,980    $  42,802
========================================================================================================================

See accompanying notes to unaudited condensed consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

A. OPINION OF MANAGEMENT

Financial information furnished herein, which is unaudited, in the opinion of management reflects all adjustments (all of which are of a normal recurring nature) that are necessary to present a fair statement of the interim period. The year-end condensed balance sheet information contained in this Form 10-Q was derived from 2006 audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America for a year-end report. The unaudited interim information contained herein should also be read in conjunction with the Company's 2006 Form 10-K filing.

B. RECLASSIFICATIONS

Certain reclassifications have been made to prior years' amounts to conform with current year classifications. These reclassifications relate principally to the Gas Technologies Segment that is currently classified as Discontinued Operations in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") as discussed in Note G, "Acquisitions and Dispositions." Additionally, all historical share and per share data have been restated to reflect the two-for-one stock split that was effective at the close of business on March 26, 2007. As a result of these reclassifications, certain 2006 amounts presented for comparative purposes will not individually agree with previously filed Forms 10-K or 10-Q.

C. REVIEW OF OPERATIONS BY SEGMENT

                                                                   THREE MONTHS ENDED                 THREE MONTHS ENDED
                                                                     MARCH 31, 2007                     MARCH 31, 2006

                                                                            OPERATING INCOME                  OPERATING INCOME
(IN THOUSANDS)                                                    SALES          (LOSS)            SALES           (LOSS)
------------------------------------------------------------------------------------------------------------------------------
Access Services Segment                                       $  316,209      $   35,041        $  225,794      $   16,783

Mill Services Segment                                            360,771          32,308           326,235          33,580
------------------------------------------------------------------------------------------------------------------------------

Segment Totals                                                   676,980          67,349           552,029          50,363

Minerals & Rail Technologies, Services and Products
    ("all other") Category (a)                                   163,046          19,379           130,036          15,438

General Corporate                                                   --              (154)             --              (751)
------------------------------------------------------------------------------------------------------------------------------

Consolidated Totals                                           $  840,026      $   86,574        $  682,065      $   65,050
==============================================================================================================================

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

RECONCILIATION OF SEGMENT OPERATING INCOME TO CONSOLIDATED INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST

                                                                                                       THREE MONTHS ENDED
                                                                                                            MARCH 31
(IN THOUSANDS)                                                                                        2007            2006
------------------------------------------------------------------------------------------------------------------------------
Segment Operating Income                                                                          $   67,349      $   50,363

Minerals & Rail Technologies, Services and Products
     ("all other") Category (a)                                                                       19,379          15,438

General Corporate                                                                                       (154)           (751)
------------------------------------------------------------------------------------------------------------------------------

Operating income from continuing operations                                                           86,574          65,050

Equity in income of unconsolidated entities, net                                                         128              61

Interest income                                                                                        1,039             861

Interest expense                                                                                     (18,575)        (14,090)
------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes and minority interest                       $   69,166      $   51,882
==============================================================================================================================

(a) In March 2007, after the completion of the Excell Minerals acquisition, the "all other" Category was renamed Minerals & Rail Technologies, Services and Products, to reflect the Company's strengthening strategic presence in the minerals technologies and railway services sectors.

D. ACCOUNTS RECEIVABLE AND INVENTORIES

At March 31, 2007 and December 31, 2006, accounts receivable of $757.5 million and $753.2 million, respectively, were net of an allowance for doubtful accounts of $26.9 million and $25.4 million, respectively. Gross accounts receivable included trade accounts receivable of $746.6 million and $737.1 million at March 31, 2007 and December 31, 2006, respectively. Other receivables included insurance claim receivables of $18.4 million and $18.9 million at March 31, 2007 and December 31, 2006, respectively. The provision for doubtful accounts was $2.7 million and $2.3 million for the three months ended March 31, 2007 and 2006, respectively.

Inventories consist of the following:

                                                        INVENTORIES
                                               ----------------------------
                                                MARCH 31       DECEMBER 31
     (IN THOUSANDS)                               2007            2006
     ----------------------------------------------------------------------
     Finished goods                            $  101,558      $  117,072
     Work-in-process                               12,429          31,489
     Raw materials and purchased parts             63,397          96,750
     Stores and supplies                           42,243          39,918
     ----------------------------------------------------------------------
     Total Inventories                         $  219,627      $  285,229
     ======================================================================

Inventories decreased $65.6 million from December 31, 2006 due to the following factors:

o Decreased finished goods, work-in-process and raw materials inventories due to the reclassification of the Gas Technologies Segment to Discontinued Operations as of March 31, 2007. All related assets and liabilities have been reclassified to held-for-sale as of March 31, 2007.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

This was partially offset by:

o Increased finished goods and raw materials inventories in the Minerals & Rail Technologies, Services and Products Category due to the Excell Minerals acquisition, higher material costs and increased inventories to meet expected customer demand.

o Increased finished goods in the Access Services Segment in order to meet expected customer demand.


E. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                 MARCH 31         DECEMBER 31
     (IN THOUSANDS)                                2007               2006
     --------------------------------------------------------------------------
     Land and improvements                    $     43,569       $     41,255
     Buildings and improvements                    156,969            192,575
     Machinery and equipment                     2,634,385          2,699,131
     Uncompleted construction                       65,436             52,640
     --------------------------------------------------------------------------
     Gross property, plant and equipment         2,900,359          2,985,601
     Less accumulated depreciation              (1,579,376)        (1,663,134)
     --------------------------------------------------------------------------
     Net property, plant and equipment        $  1,320,983       $  1,322,467
     ==========================================================================


F. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table reflects the changes in carrying amounts of goodwill by segment for the three months ended March 31, 2007:

GOODWILL BY SEGMENT
------------------------------------------------------------------------------------------------------------------------------------
                                                                                             MINERALS
                                                                                              & RAIL
                                                                                           TECHNOLOGIES,
                                                                                           SERVICES AND
                                                                     ACCESS        MILL      PRODUCTS         GAS
                                                                     SERVICES    SERVICES  ("ALL OTHER")  TECHNOLOGIES  CONSOLIDATED
(IN THOUSANDS)                                                       SEGMENT     SEGMENT     CATEGORY       SEGMENT        TOTALS
------------------------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 2006, net of accumulated amortization    $241,937    $325,492     $  8,137      $ 36,914      $ 612,480

Goodwill acquired during the quarter                                    --          --        112,793          --          112,793

Changes to Goodwill (a)                                                1,884        --           --            --            1,884

Foreign currency translation                                           1,116         626          164             3          1,909

Goodwill transferred to assets held-for-sale                            --          --           --         (36,917)       (36,917)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AS OF MARCH 31, 2007, NET OF ACCUMULATED AMORTIZATION       $244,937    $326,118     $121,094      $   --        $ 692,149
====================================================================================================================================

(a) Relate principally to opening balance sheet adjustments.

Goodwill is net of accumulated amortization of $100.8 million and $109.3 million at March 31, 2007 and December 31, 2006, respectively.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

The following table reflects intangible assets by major category:

INTANGIBLE ASSETS
---------------------------------------------------------------------------------------------
                                       MARCH 31, 2007                DECEMBER 31, 2006
                               GROSS CARRYING    ACCUMULATED   GROSS CARRYING    ACCUMULATED
(IN THOUSANDS)                     AMOUNT       AMORTIZATION       AMOUNT       AMORTIZATION
---------------------------------------------------------------------------------------------
Customer Relationships          $   142,265     $    10,407     $    87,426     $     7,084

Non-compete agreements                3,338           2,750           5,648           4,708

Patents                               4,711           3,972           4,700           3,940

Other                                56,601           4,855           9,800           3,678
---------------------------------------------------------------------------------------------
Total                           $   206,915     $    21,984     $   107,574     $    19,410
=============================================================================================

Intangible assets are included in the Intangible Assets, Net and Other Current Assets line items in the Consolidated Balance Sheets.

During the first three months of 2007, the Company acquired the following intangible assets (by major class) which are subject to amortization. These intangible assets relate principally to the Excell Minerals acquisition more fully discussed in Note G, "Acquisitions and Dispositions."

ACQUIRED INTANGIBLE ASSETS
--------------------------------------------------------------------------------
                           GROSS CARRYING      RESIDUAL      WEIGHTED-AVERAGE
(IN THOUSANDS)                 AMOUNT           VALUE       AMORTIZATION PERIOD
--------------------------------------------------------------------------------
Customer relationships      $     56,740         None             5 years

Other (a)                         46,760         None             9 years
                            ------------
Total                       $    103,500
                            ============

(a)  Principally technical know-how and contractual revenue

There were no research and development assets acquired and written off in the first three months of 2007 or 2006.

Amortization expense for intangible assets was $5.0 million and $1.6 million for the three months ended March 31, 2007 and 2006, respectively. The following table shows the estimated amortization expense for the next five fiscal years based on current intangible assets:

(IN THOUSANDS)                        2007     2008     2009     2010     2011
--------------------------------------------------------------------------------
Estimated amortization expense(a)   $24,500  $24,000  $22,900  $22,500  $21,300

(a) These estimated amortization expense amounts do not reflect the potential effect of future foreign currency exchange rate fluctuations.

G. ACQUISITIONS AND DISPOSITIONS

ACQUISITIONS
In April 2007, the Company acquired Performix Technologies, Ltd. ("Performix"), an Ohio-based company that is one of the United States' leading producers of specialty additives used by steelmakers in the ladle refining of molten steel. Performix operates from two plants in the U.S. and serves most of the major steelmakers in the upper Midwest and Canada. Performix recorded 2006 sales of approximately $29 million and employs approximately 60 people. Performix will be included in the Mill Services Segment.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

In February 2007, the Company acquired Excell Materials, Inc. ("Excell"), a Pittsburgh-based multinational company, for approximately $210 million, which included the assumption of debt but excluded direct acquisition costs. Excell specializes in the reclamation and recycling of high-value content from steelmaking slag. Excell is also involved in the development of mineral-based products for commercial applications. Excell recorded 2006 sales in excess of $100 million and maintains operations at nine locations in the United States, Canada, Brazil, and South Africa. Goodwill recognized in this transaction (based on foreign exchange rates at the transaction date) was $113 million, none of which is expected to be deductible for U.S. income tax purposes. Because this acquisition occurred in the first quarter of 2007, the purchase price allocation and goodwill balance have not been finalized as of March 31, 2007. Excell has been included in the Minerals & Rail Technologies, Services and Products ("all other") Category and has been renamed Excell Minerals to emphasize its long-term growth strategy.

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

In November 2006, the Company acquired the conveyor services and trading arm of Technic Gum, a Belgium-based provider of conveyor belt maintenance services for the steel and cement-producing industries. Technic Gum Services recorded revenues of approximately $8 million in 2005 and employs approximately 50 people. Technic Gum Services has been included in the Mill Services Segment.

In July 2006, the Company acquired the assets of U.K.-based Cape PLC's Cleton industrial maintenance services ("Cleton") subsidiaries in Holland, Belgium and Germany for (euro)8 million (approximately $10 million). Cleton posted 2005 revenues in excess of $50 million and employs close to 400 people. Cleton specializes in providing scaffolding and related insulation services for the maintenance of large-scale industrial plants, and serves some of the largest oil refinery, petrochemical, and process plant sites in the Benelux countries. Cleton has been included in the SGB Division of the Access Services Segment.

DISPOSITIONS - ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS
Consistent with the Company's strategic focus to grow and allocate financial resources to industrial services businesses, in January 2007, the Company's Board of Directors approved the divestiture of its Gas Technologies Segment, which consists of manufacturing businesses. This Segment recorded revenues and operating income of $397.7 million and $14.2 million, respectively, for 2006. The Company expects the divestiture to occur in the second half of 2007. Results of operations of the Segment have been included in Discontinued Operations of the income statement effective with this first quarter 2007 report. The Segment's assets and liabilities have been classified as held-for-sale in the March 31, 2007 balance sheet.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

The major classes of assets and liabilities "held-for-sale" included in the Consolidated Balance Sheets are as follows:

                                                      MARCH 31(A)    DECEMBER 31
(IN THOUSANDS)                                           2007            2006
--------------------------------------------------------------------------------
ASSETS
Accounts receivable, net                              $  63,172       $    --
Inventories                                             101,489            --
Other current assets                                      4,829            --
Property, plant and equipment, net                       69,529           3,567
Goodwill, net                                            36,917            --
Other assets                                              4,664            --
--------------------------------------------------------------------------------
TOTAL ASSETS "HELD-FOR-SALE"                          $ 280,600       $   3,567
================================================================================

LIABILITIES
Current maturities of long-term debt                  $   1,755       $    --
Accounts payable                                         31,685            --
Accrued compensation                                      3,693            --
Income taxes payable                                        524            --
Other current liabilities                                15,404            --
Long-term debt                                            2,034            --
Retirement plan liabilities                               2,073            --
Other liabilities                                           364            --
--------------------------------------------------------------------------------
TOTAL LIABILITIES ASSOCIATED WITH ASSETS
"HELD-FOR-SALE"                                       $  57,532       $    --
================================================================================

(a) March 31, 2007 amounts are predominantly assets and liabilities associated with the Gas Technologies Segment.

Subsequent to the reclassification of the Gas Technologies Segment's results to Discontinued Operations, the Company's results from continuing operations for 2006 are as follows:

                                                              THREE MONTHS ENDED
                                              -------------------------------------------------
                                               MARCH 31     JUNE 30   SEPTEMBER 30 DECEMBER 31
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)          2006        2006         2006         2006
-----------------------------------------------------------------------------------------------
Revenues from continuing operations           $  682.1     $  766.0     $  773.3     $  804.2

Income from continuing operations                 32.6         53.2         54.2         46.4

Diluted Earnings per share from
  continuing operations                           0.39         0.63         0.64         0.55

H. INCOME TAXES

Income tax expense from continuing operations increased $4.6 million or 27% for the first quarter of 2007 compared with the first quarter of 2006. This was primarily due to increased earnings from continuing operations, partially offset by a decrease in the effective income tax rate from continuing operations (31.2% for the first quarter of 2007 compared with 32.7% for the first quarter of
2006). The decrease in the effective income tax rate for the first quarter of 2007 was primarily due to the recognition of previously unrecognized tax benefits in certain foreign jurisdictions.

The Company adopted the provisions of FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"), effective January 1, 2007. As a result of the adoption, the Company recognized a cumulative effect reduction to 2007 beginning retained earnings of $0.5 million. As of the adoption date, the Company had gross tax-affected unrecognized income tax benefits of approximately $46.0 million, of which $17.8 million, if recognized, would affect the Company's effective income tax rate. Of this $46.0 million, $0.8 million

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

is classified as current and $45.2 million is classified as non-current on the Company's balance sheet as of March 31, 2007. While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than the accrued position.

The Company recognizes accrued interest and penalties related to unrecognized income tax benefits within its global operations in income tax expense. In conjunction with the adoption of FIN 48, the total amount of accrued interest and penalties resulting from such unrecognized tax benefits was $4.4 million.

The Company files its income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. With few exceptions, the company is no longer subject to U.S. and foreign examinations by tax authorities for years through 1999. During the first quarter of 2007, the U.S. Internal Revenue Service commenced its audit of the Company's U.S. income tax returns for 2004 and 2005. The Company anticipates that this audit will be completed by early 2008.

The Company is involved in a royalty dispute with the Canada Revenue Agency ("CRA"), which is more fully discussed in Note I, "Commitments and Contingencies," to the Consolidated Financial Statements. This matter is currently in administrative appeals with CRA, and it is reasonably possible that within the next twelve months the Company and the CRA will resolve the matter. At this point in the appeals process, an estimate of a change, if any, to the unrecognized tax benefit amount cannot be made.


I. COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL
The Company is involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites. While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company. The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Consolidated Balance Sheets at March 31, 2007 and December 31, 2006 include accruals of $4.2 million and $3.8 million, respectively, for environmental matters. The amounts charged against pre-tax income related to environmental matters totaled $0.6 million and $0.2 million for the first three months of 2007 and 2006, respectively.

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

ROYALTY EXPENSE DISPUTE
The Company is involved in a royalty expense dispute with the Canada Revenue Agency ("CRA"). The CRA is proposing to disallow certain royalty expense deductions claimed by the Company's Canadian subsidiary on its 1994-1998 tax returns. As of March 31, 2007, the maximum assessment from the CRA for the period 1994-1998 is approximately $10.6 million, including tax and interest. The Ontario Ministry of Finance ("Ontario") is also proposing to disallow these same deductions for the period 1994-1998. As of March 31, 2007, the maximum assessment from Ontario is approximately $3.3 million, including tax and interest. The Company has filed administrative appeals and will vigorously contest these disallowances.

The Company currently anticipates that, ultimately, it may have a liability for some portion of the assessment in this royalty expense dispute. However, the Company intends to utilize competent authority proceedings in the U.S. to recover a portion of any required tax payment amount. The Company believes that any amount not recovered through these proceedings has been fully reserved as of March 31, 2007 and, therefore will not have a material adverse impact on the Company's future results of operations or financial condition. In accordance with Canadian tax law, the Company made a payment to the CRA in the fourth quarter of 2005 of $5.0 million. Additionally, the Company made a payment to the Ontario Ministry of Finance in the first quarter of 2006 for the entire disputed amount. These payments were made for tax compliance purposes and to reduce potential interest expense on the disputed amount. These payments in no way reflect the Company's acknowledgement as to the validity of the assessed amounts.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

DERAILMENT
One of the Company's production rail grinders derailed near Baxter, California on November 9, 2006, resulting in two crew member fatalities and the near total loss of the rail grinder. Government and private investigations into the cause of the derailment are on-going. The initial clean-up and salvage efforts are completed, although work on environmental remediation is on-going. Estimated environmental remediation expenses have been recognized as of March 31, 2007. All remaining Company rail grinders have been inspected by the Federal Railroad Administration ("FRA") and each grinder is fully operational. The Company has also conducted its own inspections to ensure that its grinders are safe and in compliance with contractual commitments. The Company believes that the insurance proceeds from the loss of the rail grinder will offset the majority of incurred expenses and contingent liabilities, which have been recognized as of March 31, 2007. Therefore, the Company does not believe that the derailment will have a material adverse effect on its financial position, results of operations or cash flows.

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

As of March 31, 2007, there are 26,496 pending asbestos personal injury claims filed against the Company. Of these cases, 26,109 were pending in the New York Supreme Court (a trial court) for New York County in New York State. The other claims, totaling 387, are filed in various counties in a number of state courts, and in certain Federal District Courts (including New York), and those complaints generally assert lesser amounts of damages than the New York State court cases or do not state any amount claimed.

As of March 31, 2007, the Company has obtained dismissal by stipulation, or summary judgment prior to trial, in 17,008 cases.

In view of the persistence of asbestos litigation nationwide, which has not yet been sufficiently addressed either politically or legally, the Company expects to continue to receive additional claims. However, there have been developments during the past several years, both by certain state legislatures and by certain state courts, which could favorably affect the Company's ability to defend these asbestos claims in those jurisdictions. These developments include procedural changes, docketing changes, proof of damage requirements and other changes that require plaintiffs to follow specific procedures in bringing their claims and to show proof of damages before they can proceed with their claim. An example is the action taken by the New York Supreme Court, which is responsible for managing all asbestos cases pending within New York County in the State of New York. This Court issued an order in December 2002 that created a Deferred or Inactive Docket for all pending and future asbestos claims filed by plaintiffs who cannot demonstrate that they have a malignant condition or discernable physical impairment, and an Active or In Extremis Docket for plaintiffs who are able to show such medical condition. As a result of this order, the majority of the asbestos cases filed against the Company in New York County have been moved to the Inactive Docket until such time as the plaintiff can show that they have incurred a physical impairment. As of March 31, 2007, the Company has been listed as a defendant in 189 Active or In Extremis asbestos cases in New York County. The Court's Order has been challenged by plaintiffs.

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

Insurance liabilities are recorded in accordance with SFAS 5, "Accounting for Contingencies." Insurance reserves have been estimated based primarily upon actuarial calculations and reflect the undiscounted estimated liabilities for ultimate losses including claims incurred but not reported. Inherent in these estimates are assumptions which are based on the Company's history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends. If actual claims differ from those projected by management, changes (either increases or decreases) to insurance reserves may be required and would be recorded through income in the period the change was determined. When a recognized liability is covered by third-party insurance, the Company records an insurance claim receivable to reflect the covered liability. See Note 1, "Summary of Significant Accounting Policies," of the Company's Form 10-K for the year ended December 31, 2006 for additional information on Accrued Insurance and Loss Reserves.


J. RECONCILIATION OF BASIC AND DILUTED SHARES

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                               2007          2006
--------------------------------------------------------------------------------------------------
Income from continuing operations                                        $  45,440     $  32,625
==================================================================================================
Average shares of common stock outstanding used to compute basic
  earnings per common share                                                 84,048        83,645

Dilutive effect of stock-based compensation                                    530           585
--------------------------------------------------------------------------------------------------
Shares used to compute dilutive effect of stock-based compensation          84,578        84,230
==================================================================================================
Basic earnings per common share from continuing operations               $    0.54     $    0.39
==================================================================================================
Diluted earnings per common share from continuing operations             $    0.54     $    0.39
==================================================================================================

All outstanding stock options and restricted stock units were included in the computation of diluted earnings per share at March 31, 2007 and 2006.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

K. EMPLOYEE BENEFIT PLANS

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31
                                                   -----------------------------------------------------
DEFINED BENEFIT PENSION EXPENSE (INCOME)                  U.S. PLANS             INTERNATIONAL PLANS
--------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                        2007          2006          2007          2006
--------------------------------------------------------------------------------------------------------
Defined benefit plans:
   Service cost                                    $     743     $     921     $   2,079     $   2,145
   Interest cost                                       3,865         3,730        12,144        10,263
   Expected return on plan assets                     (5,494)       (4,986)      (14,923)      (12,318)
   Recognized prior service costs                        212           186           230           295
   Recognized losses                                     383           737         3,764         3,066
   Amortization of transition liability (asset)         --             (90)            7             9
   Curtailment/settlement loss (gain)                  1,547          --            --           (12)
--------------------------------------------------------------------------------------------------------
Defined benefit plans pension expense              $   1,256     $     498     $   3,301     $   3,448
========================================================================================================

Defined benefit pension expense in the first quarter of 2007 was $0.6 million higher than the comparable 2006 period. The increase relates primarily to increased interest cost and a one time curtailment loss in the U.S. in the Gas Technologies Segment, which has been reclassified in Discontinued Operations effective in the first quarter of 2007. These increases were partially offset by decreased expense due to a higher expected return on plan assets as a result of a higher plan asset base resulting from cash contributions and significant returns on plan assets in 2006.

In the quarter ended March 31, 2007, the Company contributed $0.6 million and $5.7 million for the U.S. and international defined benefit pension plans, respectively. The Company currently anticipates contributing an additional $1.8 million and $17.5 million for the U.S. and international plans, respectively, during the remainder of 2007.

In the quarter ended March 31, 2007, the Company's contributions to multi-employer pension plans were $4.2 million and for defined contribution plans, payments were $6.2 million.

                                                       THREE MONTHS ENDED
POSTRETIREMENT BENEFITS EXPENSE (INCOME)                    MARCH 31
----------------------------------------------------------------------------
(IN THOUSANDS)                                        2007           2006
----------------------------------------------------------------------------
   Service cost                                     $     1        $     1
   Interest cost                                         45             47
   Recognized prior service costs                         1              1
   Recognized gains                                     (32)           (10)
----------------------------------------------------------------------------
Postretirement benefits expense                     $    15        $    39
============================================================================

In the quarter ended March 31, 2007, the Company contributed $75 thousand to the postretirement plans and anticipates contributing approximately $229 thousand during the remainder of 2007.


L. NEW FINANCIAL ACCOUNTING STANDARDS ISSUED

SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment
--------------------------------------------------------------------------------
of FASB Statements No. 133 and 140" ("SFAS 155")
------------------------------------------------

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS 155, which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 addresses several issues relating to the accounting for financial instruments, including permitting fair value measurement for any hybrid financial instrument that contains an embedded derivative, and eliminating the prohibition on a qualifying special-purpose entity from holding certain derivative instruments. SFAS 155 also provides clarification that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 is effective for all financial instruments issued or acquired after the fiscal year that begins after September 15, 2006 (January 1, 2007 for the Company), with early adoption permitted. The Company implemented SFAS 155 effective January 1, 2007, and it did not have a material impact on the Company's financial position, results of operations or cash flows.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

SFAS No. 156, "Accounting for Servicing of Financial Assets, an Amendment of
----------------------------------------------------------------------------
FASB Statement 140" ("SFAS 156")
--------------------------------

In March 2006, the FASB issued SFAS 156, which amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 156 requires, in certain specified situations, an entity to recognize a servicing asset or servicing liability when it undertakes an obligation to service a financial asset by entering into a servicing contract. SFAS 156 also requires all separately recognized servicing assets and servicing liabilities to be initially recognized at fair value, if practical, and allows entities to choose either the amortization method or the fair value measurement method for subsequent measurement. SFAS 156 is effective for all servicing transactions occurring on or after the beginning of the first fiscal year that begins after September 15, 2006 (January 1, 2007 for the Company), with early adoption permitted. The Company implemented SFAS 156 effective January 1, 2007, and it did not have a material impact on the Company's financial position, results of operations or cash flows.

FASB Interpretation ("FIN") 48, "Accounting for Uncertainty in Income Taxes-an
------------------------------------------------------------------------------
interpretation of FASB Statement No. 109" ("FIN 48")
----------------------------------------------------

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." It prescribes a recognition threshold and measurement attribute for financial statement recognition and disclosure of tax positions taken or expected to be taken on a tax return. The provisions of FIN 48 are required to be applied to all tax positions upon initial adoption with any cumulative effect adjustment to be recognized as an adjustment to retained earnings. FIN 48 is effective for fiscal periods beginning after December 15, 2006 (January 1, 2007 for the Company). The Company implemented FIN 48 effective January 1, 2007 and recognized a cumulative effect reduction to 2007 beginning retained earnings of $0.5 million.

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

M. DERIVATIVE INSTRUMENTS

The Company may periodically use derivative instruments to hedge cash flows associated with selling price exposure to certain commodities, as well as cash flows related to foreign currency fluctuations. During the first quarter of 2007, the Company executed fixed-price swap agreements to hedge cash flows associated with the selling price exposure to certain commodities. The unsecured contracts outstanding at March 31, 2007 mature monthly through November 2007 and are with major financial institutions. The Company may be exposed to credit loss in the event of non-performance by the other parties to the contracts. The Company evaluates the credit worthiness of the counterparties and does not expect default by them. Company policy prohibits the use of derivatives for speculative purposes.

As of March 31, 2007, outstanding commodity swap agreements had a notional value of $30.5 million. Based on the requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), these contracts did not qualify as cash flow hedges as of March 31, 2007. As such, they were marked-to-market with the resulting changes in fair value recorded in cost of sales. Although earnings volatility may occur between fiscal quarters if

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

the derivatives do not qualify as cash flow hedges under SFAS 133, the economic substance of the derivatives provides more predictable cash flows by reducing the Company's exposure to the commodity price fluctuations.

See Note 13, "Financial Instruments," of the Company's Form 10-K for the year ended December 31, 2006 for additional information on derivative instruments and hedging activities.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

The following discussion should be read in conjunction with the accompanying unaudited financial statements as well as the Company's annual Form 10-K for the year ended December 31, 2006, which included additional information about the Company's critical accounting policies, contractual obligations, practices and the transactions that support the financial results, and provided a more comprehensive summary of the Company's outlook, trends and strategies for 2007 and beyond.

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

Factors which could cause results to differ include, but are not limited to: (1) changes in the worldwide business environment in which the Company operates, including general economic conditions; (2) changes in currency exchange rates, certain commodity prices and costs, interest rates and capital costs; (3) changes in the performance of stock and bond markets that could affect the valuation of the assets in the Company's pension plans and the accounting for pension assets, liabilities and expenses; (4) changes in governmental laws and regulations, including taxes and import tariffs; (5) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services and technologies; (6) unforeseen business disruptions in one or more of the many countries in which the Company operates due to political instability, civil disobedience, armed hostilities or other calamities; and (7) other risk factors listed from time to time in the Company's SEC reports. A further discussion of these, along with other potential factors, can be found in
Part II, Item 1A, "Risk Factors," of this Form 10-Q. The Company cautions that these factors may not be exhaustive and that many of these factors are beyond the Company's ability to control or predict. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company undertakes no duty to update forward-looking statements.


EXECUTIVE OVERVIEW
The Company's record performance in the first quarter of 2007 reflected the continued execution of the Company's strategy of growth through increased international diversity and a focused, industrial services-based portfolio, augmented by selective strategic acquisitions. The first quarter results were led by the Access Services Segment, which achieved record levels for revenues, operating income and operating margins.

Additionally, during the first quarter of 2007, the Company's Board of Directors approved the divestiture of the Gas Technologies manufacturing business, which is expected to occur in the second half of 2007. Also in the first quarter, the Company acquired Excell Minerals, which specializes in the reclamation and recycling of high-value content from steelmaking slag, and is involved in the development of minerals-based products for commercial applications. Additionally, effective in the first quarter of 2007, there was a two-for-one stock split for which one additional share of common stock was issued to stockholders as of the effective date.

The Company's first quarter 2007 revenues from continuing operations were a record $840.0 million. This is an increase of $158.0 million or 23% over the first quarter of 2006. Income from continuing operations was a record $45.4 million compared with $32.6 million in 2006, an increase of 39%. Diluted earnings per share from continuing operations were a record $0.54, a 39% increase over 2006.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

The first quarter of 2007 results benefited from increased performance in the Access Services Segment and the February 1, 2007 acquisition of Excell Minerals. The increased performance in the Access Services Segment was due to continued strength in the Company's worldwide non-residential and commercial construction and industrial maintenance markets, and positive returns from the Company's increased investment in highly engineered formwork rental systems. Excell Minerals' operating results during the quarter were accretive to the Company's earnings.

Overall global markets remain strong and provide the Company numerous expansion opportunities to pursue its prudent acquisition strategy of seeking further accretive bolt-on acquisitions, as well as organic investments in its industrial services platforms. The Company also expects continued strength in its operations for the remainder of 2007, particularly from the Access Services Segment, as well as from Excell Minerals, and the industrial grating products and air-cooled heat exchangers businesses. In addition, the Company expects improvement during the remainder of 2007 from the Mill Services Segment as production levels normalize in the U.S., new contracts are signed and work started, and unplanned mill maintenance outages diminish.

During the first quarter of 2007, the Company had net cash provided by operating activities of $41.7 million, a 40% decrease from the record $69.8 million achieved in the first quarter of 2006, primarily due to increases in working capital to meet near-term demand and timing differences in cash receipts. However, the Company expects to achieve record cash from operations for the full year 2007, exceeding 2006's record of $409 million. The Company's cash flows are further discussed in the Liquidity and Capital Resources section.

SEGMENT OVERVIEW
The Access Services Segment's revenues in the first quarter of 2007 were $316.2 million compared with $225.8 million in the first quarter of 2006, a 40% increase. Operating income increased by 109% to $35.0 million, from $16.8 million in the first quarter of 2006. Operating margins for the Segment improved by 370 basis points to 11.1% from 7.4% in the first quarter of 2006. The record performance in the quarter was due principally to continued strength in the Company's worldwide non-residential and commercial construction and industrial maintenance markets, particularly in Europe and North America. Also benefiting this Segment's results was a gain of $1.6 million from an asset sale. This Segment accounted for 38% of the Company's revenues and 40% of the operating income for the first quarter of 2007.

Revenues for the first quarter of 2007 for the Mill Services Segment were $360.8 million compared with $326.2 million in the first quarter of 2006, an 11% increase. Operating income decreased by 4% to $32.3 million, from $33.6 million in the first quarter of 2006, and operating margins decreased by 130 basis points to 9.0% from 10.3%. Performance was negatively impacted by higher operating and maintenance costs, unplanned maintenance outages at a number of mill sites, the timing of new contract signings and start-ups, and lower steel production in certain regions, particularly North America. Operating income was also negatively impacted by a $1.0 million provision associated with the termination of a mill services contract. This Segment accounted for 43% of the Company's revenues and 37% of the operating income for the first quarter of 2007.

The Minerals & Rail Technologies, Services and Products ("All Other") Category's revenues in the first quarter of 2007 were $163.0 million compared with $130.0 million in the first quarter of 2006, a 25% increase. Operating income increased by 26% to $19.4 million, from $15.4 million in the first quarter of 2006. The February 1, 2007 acquisition of Excell Minerals, which was accretive to earnings, contributed to this Category's improved performance in the quarter. Four of the other five businesses contributed higher revenues, and three of the five businesses contributed higher operating income in the first quarter of 2007 compared with the first quarter of 2006. Operating margins were 11.9% for the first quarter of 2007, the same as the first quarter of 2006. This Category accounted for 19% of the Company's revenues and 23% of the operating income for the first quarter of 2007.

OUTLOOK OVERVIEW
The Company's operations span several industries and products as discussed in
Part I, Item 1, "Business," of the Company's Form 10-K for the year ended December 31, 2006. On a macro basis, the Company is affected by non-residential and commercial construction and industrial maintenance activities; worldwide steel mill production and capacity utilization; industrial production volume; and the general business trend towards the outsourcing of services. The overall outlook for 2007 continues to be positive for these business drivers.

Both international and domestic Access Services activity remains strong. Operating performance in 2007 for this Segment has benefited, and is expected to continue to benefit, from increased non-residential and commercial construction spending and industrial maintenance activity in the Company's major markets; selective strategic investments or acquisitions in new markets and expansion of current product lines; further market penetration from new products; product cross-selling opportunities among the markets served by the three Access Services businesses; and

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

business optimization opportunities through consolidated procurement, logistics and continuous process improvement initiatives. Further global expansion and market share gains are also expected from this Segment.

The outlook for the Mill Services Segment for the remainder of the year remains positive. Liquid steel production in the U.S. has recently begun to improve over last year and global steel production, even excluding China, is expected to exceed that of 2006. In addition, bidding activity on new contract opportunities remains strong and signings should gain momentum as the year progresses. The Company is actively engaged in process improvement initiatives designed to improve operating results. However, the Company may experience higher operating costs, such as maintenance and energy, that could have a negative impact on operating margins, to the extent these costs cannot be passed to customers.

The outlook for the Minerals & Rail Technologies, Services and Products ("All Other") Category remains positive. Excell Minerals is expected to be accretive to earnings in the remaining quarters of 2007, as full integration into the Company occurs. The Category's remaining units continue to have an overall positive outlook, particularly industrial grating products as well as the air-cooled heat exchangers business, which continues to benefit from strong market demand for its gas compression equipment. The railway track maintenance services and equipment business has been experiencing substantial international quoting activity that is expected to result in longer-term sales, income and margin growth.

The stable or improved market conditions for most of the Company's services and products and the significant investments made recently for acquisitions (such as the Excell Minerals acquisition for approximately $210 million in February 2007) and growth-related capital expenditures provide the base for achieving the Company's stated objective of growth in diluted earnings per share from continuing operations and net cash provided by operating activities for the full year 2007. The record performance for revenue and operating income achieved in the first three months of 2007 provides a solid foundation towards achieving the full-year objectives.

--------------------------------------------------------------------------------
                                       REVENUES BY REGION
--------------------------------------------------------------------------------
                              TOTAL REVENUES
                            THREE MONTHS ENDED        PERCENTAGE GROWTH FROM
                                 MARCH 31                 2006 TO 2007
--------------------------------------------------------------------------------
(DOLLARS IN MILLIONS)         2007       2006      VOLUME   CURRENCY     TOTAL
--------------------------------------------------------------------------------
Europe                     $  443.5   $  342.8      18.7%     10.7%      29.4%
North America                 276.8      233.6      18.6      (0.1)      18.5
Latin America                  45.6       40.2      12.7       0.7       13.4
Middle East and Africa         41.4       40.9       6.5      (5.1)       1.4
Asia/Pacific                   32.7       24.6      25.0       7.8       32.8
--------------------------------------------------------------------------------
Total                      $  840.0   $  682.1      17.8%      5.4%      23.2
================================================================================


2007 HIGHLIGHTS
The following significant items affected the Company overall during the first quarter of 2007 in comparison with the first quarter of 2006:

Company Wide:
-------------

o Continued strong worldwide economic activity, as well as the accretive earnings performance of the Excell Minerals acquisition, benefited the Company in the first quarter of 2007. This included increased access equipment services, sales and rentals, especially in North America and Europe, and increased demand for air-cooled heat exchangers.
o Consistent with its overall strategic focus on global industrial services businesses, the Company announced in January 2007 its intention to divest the Gas Technologies manufacturing business group. In the first quarter of 2007, industrial services businesses accounted for a record 86% of total revenues from continuing operations.
o During the first quarter of 2007, international sales and operating income were 69% and 75%, respectively, of total sales and operating income. This compares with the first quarter of 2006 levels of 68% of sales and 78% of operating income.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ACCESS SERVICES SEGMENT:
------------------------
                                                            THREE MONTHS
                                                           ENDED MARCH 31
--------------------------------------------------------------------------------
(IN MILLIONS)                                           2007            2006
--------------------------------------------------------------------------------
Revenues                                             $  316.2        $  225.8
Operating income                                         35.0            16.8
Operating margin percent                                 11.1%            7.4%
================================================================================

                                                                 THREE MONTHS
ACCESS SERVICES SEGMENT - SIGNIFICANT IMPACTS ON REVENUES       ENDED MARCH 31
--------------------------------------------------------------------------------
(IN MILLIONS)
--------------------------------------------------------------------------------
Revenues - 2006                                                  $     225.8
Net increased volume and new business                                   53.5
Acquisitions                                                            20.6
Impact of foreign currency translation                                  16.3
--------------------------------------------------------------------------------
Revenues - 2007                                                  $     316.2
================================================================================

ACCESS SERVICES SEGMENT - SIGNIFICANT IMPACTS ON OPERATING INCOME:

o In the first quarter of 2007, the international access services business, and Eastern Europe in particular, continued to improve due to increased non-residential and commercial construction spending in the Company's major markets. The Company has benefited from its recent rental equipment capital investments made in these markets. Equipment rentals, particularly in the construction sector, provide the highest margins in this Segment.
o The North American non-residential construction and industrial maintenance markets remained buoyant in the first quarter of 2007. This had a positive effect on volume which caused overall margins and operating income in North America to improve.
o The MyATH (Chile) and Cleton acquisitions were accretive to earnings in the first quarter of 2007.
o Operating income and margins were positively affected in the first quarter of 2007 due to a $1.6 million gain on an asset sale.
o Foreign currency translation in the first quarter of 2007 increased operating income for this Segment by $0.8 million, compared with the first quarter of 2006.

MILL SERVICES SEGMENT:
----------------------
                                                         THREE MONTHS
                                                        ENDED MARCH 31
--------------------------------------------------------------------------------
(DOLLARS IN MILLIONS)                                 2007          2006
--------------------------------------------------------------------------------
Revenues                                           $  360.8      $  326.2
Operating income                                       32.3          33.6
Operating margin percent                                9.0%         10.3%
================================================================================

                                                               THREE MONTHS
MILL SERVICES SEGMENT - SIGNIFICANT IMPACTS ON REVENUES       ENDED MARCH 31
--------------------------------------------------------------------------------
(IN MILLIONS)
--------------------------------------------------------------------------------
Revenues - 2006                                                $     326.2
Increased volume and new business                                     13.6
Acquisitions                                                           1.8
Impact of foreign currency translation                                19.2
--------------------------------------------------------------------------------
Revenues - 2007                                                $     360.8
================================================================================

                  HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

MILL SERVICES SEGMENT - SIGNIFICANT IMPACTS ON OPERATING INCOME:
o Despite overall increased volume, operating income for the first quarter of 2007 was negatively impacted by increased operating and maintenance expenses, unplanned outages at a number of mills, and lower steel production in certain regions, particularly in North America.
o In the first quarter of 2007, this Segment's operating income was adversely impacted by a $1.0 million provision associated with the termination of a contract. This was partially offset by higher gains on the disposal of assets.
o Foreign currency translation in the first quarter of 2007 increased operating income for this Segment by $1.6 million, compared with the first quarter of 2006.

MINERALS & RAIL TECHNOLOGIES, SERVICES AND PRODUCTS ("ALL OTHER") CATEGORY:
---------------------------------------------------------------------------

                                                       THREE MONTHS
                                                      ENDED MARCH 31
-----------------------------------------------------------------------
(IN MILLIONS)                                       2007          2006
-----------------------------------------------------------------------
Revenues                                         $  163.0      $  130.0

Operating income                                     19.4          15.4

Operating margin percent                             11.9%         11.9%
=======================================================================

MINERALS & RAIL TECHNOLOGIES, SERVICES AND PRODUCTS ("ALL OTHER") CATEGORY -   THREE MONTHS
   SIGNIFICANT IMPACTS ON REVENUES                                            ENDED MARCH 31
--------------------------------------------------------------------------------------------
(IN MILLIONS)
--------------------------------------------------------------------------------------------
Revenues - 2006                                                                  $  130.0

Acquisitions                                                                         21.6

Industrial grating products                                                           4.9

Air-cooled heat exchangers                                                            4.8

Railway track maintenance services and equipment                                      3.4

Boiler and process equipment                                                          0.4

Roofing granules and abrasives                                                       (3.1)

Impact of foreign currency translation                                                1.1

Other                                                                                (0.1)
--------------------------------------------------------------------------------------------
Revenues - 2007                                                                  $  163.0
============================================================================================

MINERALS & RAIL TECHNOLOGIES, SERVICES AND PRODUCTS ("ALL OTHER") CATEGORY - SIGNIFICANT IMPACTS ON OPERATING INCOME:

o The Excell Minerals acquisition was accretive to the Category's performance in the first quarter.
o Operating income of the air-cooled heat exchangers business continued to benefit from increased volume resulting from a strong natural gas market.
o The railway track maintenance services and equipment business delivered increased income in the first quarter of 2007 compared with 2006, due to increased contract services volume and reduced operating expenses, partially offset by lower repair parts volume and an unfavorable rail equipment sales mix.
o Operating income for the boiler and process equipment business was slightly lower in the first quarter of 2007 compared with 2006, due to decreased process equipment sales resulting from the timing of shipments and increased commodity costs.
o Lower volume and higher operating expenses resulted in slightly lower operating income for the roofing granules and abrasives business in the first quarter of 2007 compared with 2006.
o The impact of foreign currency translation in the first quarter of 2007 did not have a material impact on operating income for this Category when compared with the first quarter of 2006.

                  HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

OUTLOOK, TRENDS AND STRATEGIES
Looking to the remainder of 2007 and beyond, the following significant items, trends and strategies are expected to affect the Company:

Company Wide:
-------------
o The Company will continue its focus on expanding the industrial services businesses, with a particular emphasis on growing the Access Services Segment, the Mill Services Segment, especially in emerging economies, and other specialized services. Growth is expected to be achieved through the provision of additional services to existing customers, new contracts in both developed and emerging markets, and strategic acquisitions, such as the February 2007 acquisition of Excell Minerals. Additionally, new higher-margin service and sales opportunities in railway services and equipment will be pursued globally.
o In January 2007, the Company announced its intention to divest the Gas Technologies manufacturing business. This decision is consistent with the Company's overall strategic focus on industrial services businesses. The divestiture is expected to be completed in the second half of 2007.
o The Company will continue to invest in selective strategic acquisitions and growth capital investments; however, management will be very selective in its investments, choosing projects with the highest Economic Value Added ("EVA(R)") potential.
o A greater focus on corporate-wide expansion into emerging economies is expected in the coming years. More specifically, within the next three to five years, a focused strategy of the Company is to approximately double its presence in the Latin American, Asia-Pacific, Middle East and Africa, and Eastern European markets to approximately 30% of total revenues.
o Controllable cost reductions and continuous process improvement initiatives across the Company are targeted to further enhance margins for most businesses. These initiatives include improved supply-chain and logistics management; additional outsourcing in the manufacturing businesses; and an added emphasis on corporate-wide procurement initiatives. The Company will use its increased size and leverage due to recent acquisitions to reduce vendor costs and focus on additional opportunities for cost reductions via procurement in low-cost countries such as China and India.
o The Company expects strong cash flow from operating activities in 2007, exceeding the record of $409 million achieved in 2006. This, combined with the expected cash from the Gas Technologies Segment divestiture, as well as other assets sales, will support both the Company's growth initiatives and help reduce debt.

o The continued growth of the Chinese steel industry, as well as other Asian emerging economies, could impact the Company in several ways. Increased steel mill production in China, and in other Asian countries, may provide additional service opportunities for the Mill Services Segment. However, increased Asian steel exports could result in lower steel production in other parts of the world, affecting the Company's customer base. Additionally, continued increased Chinese economic activity may result in increased commodity costs in the future, which may adversely affect the Company's manufacturing businesses. The potential impact of these risks is currently unknown.
o Volatility in energy and commodity costs (e.g., fuel, natural gas, steel, etc.) and worldwide demand for these commodities could have an adverse effect on the Company's operating costs and ability to obtain the necessary raw materials. Cost increases could result in reduced operating income for certain products, to the extent that such costs cannot be passed on to customers. The effect of any Middle East armed hostilities on the cost of fuel and commodities is currently unknown, but it could have a significant effect.
o The armed hostilities in the Middle East could also have a significant effect on the Company's operations in the region. The potential impact of this risk is currently unknown. This exposure is further discussed in Part II, Item 1A, "Risk Factors."
o Foreign currency translation had an overall favorable effect on the Company's sales, operating income and Stockholders' equity as a result of translation adjustments during the first quarter of 2007. If the U.S. dollar strengthens, particularly in relationship to the euro or British pound sterling, the impact on the Company would generally be negative in terms of reduced sales, income and Stockholders' equity.
o Total pension expense (defined benefit, defined contribution and multi-employer) for 2007 is expected to approximate or be slightly higher than the 2006 level. Defined benefit pension expense increased $0.6 million in the first quarter of 2007 compared to the first quarter of 2006 due principally to a one-time curtailment loss related to the Gas Technologies Segment. Defined benefit pension expense is expected to decline for the full year due to the significant level of cash contributions, including voluntary cash contributions to the defined benefit pension plans (approximately $10.6 million during 2006 and $16.9 million during 2005, mostly to the U.K. plan), which will have a positive effect on future years' pension expense, as well as the higher-than-expected plan asset returns in 2006. The Company's pension task force continues to evaluate alternative strategies to further mitigate overall pension expense, including the on-going evaluation of investment fund managers' performance; the balancing of plan assets and liabilities; the risk assessment of all multi-employer pension plans; the possible merger of certain plans; the consideration of incremental cash contributions to certain plans; and other changes that should mitigate future volatility and expense.

                  HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

     On a comparative basis, total pension expense during the first quarter of 2007 was $2.9 million higher than the first quarter of 2006, due principally to the one-time curtailment loss related to the Gas Technologies Segment, as well as increased defined contribution and multi-employer pension expense resulting from increased volume in the Access Services and Mill Services Segments.
o Changes in worldwide interest rates, particularly in the U.S. and Europe, could have a significant effect on the Company's overall interest expense, as approximately 58% of the Company's borrowings are at variable interest rates as of March 31, 2007 (in comparison to approximately 48% at December 31, 2006). The Company manages the mix of fixed-rate and floating-rate debt to preserve adequate funding flexibility, as well as control the effect of interest-rate changes on consolidated interest expense. The Company also plans to pay down debt to the extent possible.

Access Services Segment:
------------------------
o Both the international and domestic Access Services businesses have experienced buoyant markets that are expected to continue throughout 2007. Specifically, international and North American non-residential and commercial construction activity continues at historically high volume levels. Additionally, recent product line additions continue to benefit growth in North America.

Mill Services Segment:
----------------------
o To maintain pricing levels, a more disciplined steel industry has been adjusting production levels to bring inventories in-line with current demand. Based on current market conditions and industry reports, the Company expects global steel production to remain stable or increase slightly in 2007, which would generally have a favorable effect on this Segment's revenues.
o Further consolidation in the global steel industry is probable. Should additional transactions occur involving some of the steel industry's larger companies that are customers of the Company, it would result in an increase in concentration of revenues and credit risk for the Company. If a large customer were to experience financial difficulty, or file for bankruptcy protection, it could adversely impact the Company's income, cash flows and asset valuations. As part of its credit risk management practices, the Company closely monitors the credit standing and accounts receivable position of its customer base. Further consolidation may also increase pricing pressure on the Company and the competitive risk of services contracts which are up for renewal. Conversely, such consolidation may provide additional service opportunities for the Company as the Company believes it is well-positioned competitively.
o The Company continues to place significant emphasis on improving operating margins of this Segment. Margin improvements are most likely to be achieved through internal business optimization efforts such as global procurement initiatives; process improvement programs; maintenance best practices programs; and reorganization actions.

Minerals & Rail Technologies, Services and Products ("all other") Category:
---------------------------------------------------------------------------
o Worldwide demand for specialty steel, and other high-value metals, continues to be strong and provides opportunities for Excell Minerals to expand its value-added services of extracting high-value metallic content from slag and responsibly handling and recycling residual materials. However, market pricing volatility for some of these materials could affect the operating results for this business, both favorably or unfavorably.
o International demand for the railway track maintenance services and equipment business's products and services is expected to be strong in the long term. In addition, increased volume of higher-margin contract services and manufacturing process improvements and efficiencies are expected to improve margins on a long-term basis.
o Worldwide supply and demand for steel could have an adverse impact on raw material costs and the ability to obtain the necessary raw materials for several businesses in this Category. The Company has implemented certain strategies and plans to help ensure continued product supply to our customers and mitigate the potentially negative impact that rising steel prices could have on operating income.
o The abrasives business and, to a lesser extent, roofing granules are expected to continue to perform well long-term, although operating margins could be impacted by volatile energy prices that affect both production and transportation costs. This business has pursued the use of more energy-efficient equipment to help mitigate future energy-related increases.
o Due to a strong natural gas market and additional North American opportunities, demand for air-cooled heat exchangers is expected to remain strong for 2007.

Gas Technologies Segment:
-------------------------
o In January 2007, the Company announced its intention to divest the Gas Technologies manufacturing business. This decision is consistent with the Company's overall strategic focus on industrial services businesses.

                  HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

RESULTS OF OPERATIONS

   --------------------------------------------------------------------------------------------
                                                                           THREE MONTHS
                                                                          ENDED MARCH 31
   (DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AND PERCENTAGES)         2007           2006
   --------------------------------------------------------------------------------------------
   Revenues from continuing operations                              $  840.0       $  682.1

   Cost of services and products sold                                  625.6          502.4

   Selling, general and administrative expenses                        127.8          112.3

   Other (income) expenses                                              (0.9)           1.8

   Operating income from continuing operations                          86.6           65.1

   Interest expense                                                     18.6           14.1

   Income tax expense from continuing operations                        21.6           17.0

   Income from continuing operations                                    45.4           32.6

   Income from discontinued operations                                   2.2            1.6

   Net income                                                           47.7           34.3

   Diluted earnings per common share from continuing operations         0.54           0.39

   Diluted earnings per common share                                    0.56           0.41

   Effective income tax rate for continuing operations                  31.2%          32.7%

   Consolidated effective income tax rate                               31.1%          32.6%
   --------------------------------------------------------------------------------------------

COMPARATIVE ANALYSIS OF CONSOLIDATED RESULTS

REVENUES
Revenues for the first quarter of 2007 increased $158.0 million or 23% from the first quarter of 2006. The increase was attributable to the following significant items:

   CHANGES IN REVENUES - 2007 VS. 2006                                                             FIRST QUARTER
   --------------------------------------------------------------------------------------------------------------
   (IN MILLIONS)
   --------------------------------------------------------------------------------------------------------------
   Net increased revenues (excluding acquisitions) in the Access Services Segment                     $   53.5
       due principally to the continued strength of both the North American and international businesses (particularly in Europe)
   Effect of business acquisitions in the Access Services Segment ($20.6 million),                        44.0
       the Mill Services Segment ($1.8 million), and the Minerals & Rail
       Technologies, Services and Products ("all other") Category ($21.6 million)
   Effect of foreign currency translation                                                                 36.6
   Net increased volume, new contracts and sales price changes in the Mill                                13.6
       Services Segment (excluding acquisitions)
   Increased revenues in the industrial grating products business due to continued                         4.9
       strong demand
   Increased revenues of the air-cooled heat exchangers business due to a                                  4.8
       continued strong natural gas market
   Increased revenues in the railway track maintenance services and equipment                              2.9
       business due to increased contract services and rail equipment sales, partially offset by decreased repair parts sales
   Other (minor changes across the various units not already mentioned)                                   (2.3)
   --------------------------------------------------------------------------------------------------------------
   Total Change in Revenues - 2007 vs. 2006                                                           $  158.0
   ==============================================================================================================

                  HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

COST OF SERVICES AND PRODUCTS SOLD
Cost of services and products sold for the first quarter of 2007 increased $123.3 million, or 25%, from the first quarter of 2006, a higher rate than the 23% increase in revenues. This increase was attributable to the following significant items:

   CHANGES IN COST OF SERVICES AND PRODUCTS SOLD - 2007 VS. 2006                                   FIRST QUARTER
   --------------------------------------------------------------------------------------------------------------
   (IN MILLIONS)
   --------------------------------------------------------------------------------------------------------------
   Increased costs due to increased revenues (exclusive of the effect of foreign                      $   49.6
       currency translation and business acquisitions and including the impact of increased commodity costs included in selling prices)

   Effect of business acquisitions                                                                        35.8

   Effect of foreign currency translation                                                                 27.5

   Other (due to increased commodity costs not recovered through selling prices                           10.4
       and increased equipment maintenance costs, partially offset by process improvements and volume-related efficiencies)
   --------------------------------------------------------------------------------------------------------------
   Total Change in Cost of Services and Products Sold - 2007 vs. 2006                                 $  123.3
   ==============================================================================================================

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative ("SG&A") expenses for the first quarter of 2007 increased $15.5 million or 14% from the first quarter of 2006, a lower rate than the 23% increase in revenues. The increase in SG&A expense was attributable to the following significant items with the principal driver being the continued expansion of the business:

   CHANGES IN SELLING, GENERAL AND ADMINISTRATIVE
      EXPENSES - 2007 VS. 2006                                                                     FIRST QUARTER
   --------------------------------------------------------------------------------------------------------------
   (IN MILLIONS)
   --------------------------------------------------------------------------------------------------------------
   Effect of foreign currency translation                                                             $    5.4

   Increased compensation expense due to salary increases, increased headcount                             4.6
       and employee incentive plan costs due to improved performance, as well as higher commissions due to increased volume

   Effect of business acquisitions                                                                         3.7

   Other                                                                                                   1.8
   --------------------------------------------------------------------------------------------------------------
   Total Change in Selling, General and Administrative
       Expenses - 2007 vs. 2006                                                                       $   15.5
   ==============================================================================================================

OTHER (INCOME) EXPENSES
This income statement classification includes impaired asset write-downs, employee termination benefit costs and costs to exit activities, offset by net gains on the disposal of non-core assets. Net Other income was $0.9 million in the first quarter of 2007, compared with expense of $1.8 million in the comparable 2006 period. This variance was attributable to the following significant items:

   CHANGES IN OTHER (INCOME) EXPENSES - 2007 VS. 2006                                               FIRST QUARTER
   --------------------------------------------------------------------------------------------------------------
   (IN MILLIONS)
   --------------------------------------------------------------------------------------------------------------
   Increase in net gains on the disposal of non-core assets                                           $   (1.5)

   Decrease in other exit costs due principally to a loss on a sublease in the first
      quarter of 2006                                                                                     (0.9)

   Decrease in employee termination benefit costs                                                         (0.3)
   --------------------------------------------------------------------------------------------------------------
   Total Change in Other Expenses - 2007 vs. 2006                                                     $   (2.7)
   ==============================================================================================================

INTEREST EXPENSE
Interest expense for the first quarter of 2007 increased $4.5 million or 32% from the first quarter of 2006. This increase was principally due to increased borrowings to finance business acquisitions and higher interest rates on variable-rate borrowings. Additionally, there was approximately $0.8 million of increased interest expense due to the effect of foreign currency translation.

                  HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

INCOME TAX EXPENSE FROM CONTINUING OPERATIONS
Income tax expense from continuing operations increased $4.6 million or 27% for the first quarter of 2007 compared with the first quarter of 2006. This was primarily due to increased earnings from continuing operations, partially offset by a decrease in the effective income tax rate from continuing operations (31.2% for the first quarter of 2007 compared with 32.7% for the first quarter of
2006). The decrease in the effective income tax rate for the first quarter of 2007 was primarily due to the recognition of previously unrecognized tax benefits in certain foreign jurisdictions.

INCOME FROM CONTINUING OPERATIONS
Income from continuing operations increased $12.8 million or 39% in the first quarter of 2007 compared with the first quarter of 2006. This increase resulted from strong demand for most of the Company's services and products and the net effect of business acquisitions and divestitures.

INCOME FROM DISCONTINUED OPERATIONS
Income from discontinued operations increased $0.6 million or 36% in the first quarter of 2007 compared with the first quarter of 2006. This was primarily due to increased income from the operations of the Gas Technologies Segment of $3.1 million, partially offset by $2.3 million of transaction costs related to the anticipated sale of this Segment.

NET INCOME AND EARNINGS PER SHARE
Net income of $47.7 million and diluted earnings per share of $0.56 in the first quarter of 2007 exceeded the first quarter of 2006 by $13.4 million or 39% and $0.15 or 37%, respectively. These increases are primarily due to increased income from continuing operations for the reasons described above.


LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW
During the first quarter of 2007, the Company generated $41.7 million in operating cash, 40.3% lower than the $69.8 million in the first quarter of 2006. The main reasons for the decline are working capital build-up in the Gas Technologies Segment to meet near-term demand and timing differences in cash receipts. More specifically, a build up of inventory in the Gas Technologies Segment resulted in approximately $15 million lower cash from operations during the first quarter of 2007 when compared with the first quarter of 2006. Although the Gas Technologies Segment is classified as held-for-sale on the balance sheet the Segment's cash flows are still included in their respective categories in the Consolidated Statements of Cash Flows. Additionally, the railway track maintenance services and equipment business had approximately $13 million lower cash from operations during the first quarter of 2007 when compared with the first quarter of 2006 due to a $20 million dollar cash receipt from China in the first quarter of 2006 that was not repeated in the first quarter of 2007. Despite the first quarter decrease in operating cash, the Company expects to achieve record cash from operations for the full year 2007, exceeding 2006's $409 million.

In the first quarter of 2007, the Company invested $83.4 million in capital expenditures (over 45% of which were for revenue-growth projects); paid $14.9 million in stockholder dividends; and invested $212.3 million in business acquisitions. The Company also generated $4.5 million of cash from the sale of non-core assets during the first quarter of 2007.

The Company's net cash borrowings increased $265.1 million in the first quarter of 2007 due primarily to business acquisitions. Balance sheet debt, which is affected by foreign currency translation and the reclassification of debt related to the Gas Technologies Segment to held-for-sale, increased $265.7 million from December 31, 2006. The debt to total capital ratio increased from 48.1% to 52.6% as a result of increased borrowings.

The Company's strategy remains to redeploy discretionary cash for growth and international diversification in the Access Services Segment; in long-term, high-return and high-renewal-rate services contracts for the Mill Services business, principally in emerging economies; for growth and international diversification in the Minerals & Rail Technologies, Services and Products ("all other") Category; and for selective bolt-on acquisitions in the industrial services businesses. The Company also forsees continuing its long and consistent history of paying dividends to stockholders and paying down debt.

The Company also intends to focus on improved working capital management. Specifically, accounts receivable in the Access Services and Mill Services Segments and inventory levels in the manufacturing businesses will continue to be scrutinized and challenged to improve the Company's use of funds.

                  HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

SOURCES AND USES OF CASH
The Company's principal sources of liquidity are cash from operations and short-term borrowings under its various credit agreements, augmented periodically by cash proceeds from asset sales. The sale of the Gas Technologies Segment, currently held-for-sale, is expected to provide a significant source of cash in the second half of 2007.

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

Major uses of operating cash flows and borrowed funds include payroll costs and related benefits; pension funding payments; inventory purchases; raw material purchases for the manufacturing businesses; income tax payments; debt principal and interest payments; insurance premiums and payments of self-insured casualty losses; and machinery, equipment, automobile and facility rental payments. Other primary uses of cash include capital investments, principally in the industrial services businesses; and dividend payments. Cash will also be used for selective bolt-on acquisitions as the appropriate opportunities arise.

In addition to cash requirements previously disclosed in the Company's 2006 10-K, upon the adoption of FIN 48, the Company had a current obligation of $0.8 million. An additional $45.2 million is classified as a long-term liability. See Note H, "Income Taxes," for additional information on FIN 48.

      RESOURCES AVAILABLE FOR CASH REQUIREMENTS - The Company has various credit facilities and commercial paper programs available for use throughout the world. The following table illustrates the amounts outstanding under credit facilities and commercial paper programs and available credit at March 31, 2007.

   SUMMARY OF CREDIT FACILITIES AND
   COMMERCIAL PAPER PROGRAMS                        AS OF MARCH 31, 2007
   --------------------------------------------------------------------------------
                                           FACILITY    OUTSTANDING   AVAILABLE
   (IN MILLIONS)                             LIMIT       BALANCE       CREDIT
   --------------------------------------------------------------------------------
   U.S. commercial paper program            $  550.0     $  518.8     $   31.2

   Euro commercial paper program               266.7        201.3         65.4

   Revolving credit facility (a)               450.0         --          450.0

   Supplemental credit facility (a)            250.0         --          250.0

   Bilateral credit facility (b)                50.0         --           50.0
   --------------------------------------------------------------------------------

   TOTALS AT MARCH 31, 2007                 $1,566.7     $  720.1     $  846.6(c)
   ================================================================================

     (a)  U.S.-based program
     (b)  International-based program
     (c) Although the Company has significant available credit, it is the Company's policy to limit aggregate commercial paper and credit facility borrowings at any one time to a maximum of $750 million.

On April 16, 2007, the Company entered into credit agreements with the Royal Bank of Scotland Finance (Ireland) and the Royal Bank of Scotland plc for borrowings of up to $125 million and $75 million, respectively. Each credit agreement terminates no later than December 31, 2007. In conjunction with entering into these new facilities, the Company amended its policy to limit aggregate commercial paper and credit facility borrowings at any one time from the maximum of $750 million noted above to a maximum of $825 million. These credit agreements provide the Company with additional financial flexibility to pursue its growth strategies.

For more information on the Company's credit facilities and long-term notes, see
Note 6, "Debt and Credit Agreements," to the Company's Form 10-K for the year ended December 31, 2006.

                  HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

      CREDIT RATINGS AND OUTLOOK - The following table summarizes the Company's debt ratings at March 31, 2007:

                                                U.S.-BASED
                            LONG-TERM NOTES     COMMERCIAL PAPER      OUTLOOK
   -----------------------------------------------------------------------------

   Standard & Poor's (S&P)        A-                  A-2              Stable
   Moody's                        A3                  P-2              Stable
   Fitch                          A-                   F2              Stable
   -----------------------------------------------------------------------------

The Company's euro-based commercial paper program has not been rated since the euro market does not require it. In August 2006, S&P reaffirmed its A- and A-2 ratings for the Company's long-term notes and U.S. commercial paper, respectively, and its stable outlook. In January 2007, Fitch reaffirmed its A-and F2 ratings for the Company's long-term notes and U.S. commercial paper, respectively, and its stable outlook. Also in January 2007, Moody's reaffirmed its ratings for the Company, and in February 2007 reaffirmed its short-term rating. A downgrade to the Company's credit ratings would probably increase borrowing costs to the Company, while an improvement in the Company's credit ratings would probably decrease borrowing costs to the Company.

      WORKING CAPITAL POSITION - Changes in the Company's working capital are reflected in the following table:

                                                                            MARCH 31     DECEMBER 31      INCREASE
   (DOLLARS ARE IN MILLIONS)                                                  2007           2006        (DECREASE)
   -------------------------------------------------------------------------------------------------------------------
   CURRENT ASSETS

      Cash and cash equivalents                                            $    102.0     $    101.2     $      0.8

      Accounts receivable, net                                                  757.6          753.2            4.4

      Inventories                                                               219.6          285.2          (65.6)

      Other current assets                                                       74.6           88.4          (13.8)

      Assets held-for-sale                                                      280.6            3.6          277.0
   -------------------------------------------------------------------------------------------------------------------
            Total current assets                                              1,434.4        1,231.6          202.8
   -------------------------------------------------------------------------------------------------------------------

   CURRENT LIABILITIES

      Notes payable and current maturities                                      446.7          198.2          248.5

      Accounts payable                                                          260.3          287.0          (26.7)

      Accrued compensation                                                       70.7           95.0          (24.3)

      Income taxes payable                                                       36.4           62.0          (25.6)

      Other current liabilities                                                 282.7          268.6           14.1

      Liabilities associated with assets held-for-sale                           57.5           --             57.5
   -------------------------------------------------------------------------------------------------------------------
            Total current liabilities                                         1,154.3          910.8          243.5
   -------------------------------------------------------------------------------------------------------------------

   WORKING CAPITAL                                                         $    280.1     $    320.8     $    (40.7)
   -------------------------------------------------------------------------------------------------------------------

   CURRENT RATIO                                                                1.2:1          1.4:1
   ===================================================================================================================

Working capital decreased approximately 13% in the first quarter of 2007 due principally to the following factors:

     o Notes payable and current maturities increased $248.5 million primarily due to an increase in short-term debt resulting from the Excell Minerals acquisition.

     o Assets held-for-sale increased $277.0 million and liabilities associated with assets held-for-sale increased $57.5 million due to the reclassification of the Gas Technologies Segment to Discontinued Operations in the first quarter of 2007. All related assets and liabilities have been reclassified to held-for-sale as of March 31, 2007.

     o Decreased finished goods, work-in-process and raw materials inventories due to the reclassification of the Gas Technologies Segment's inventories to assets held-for-sale in the first quarter of 2007.

     o Accounts payable decreased $26.7 million primarily due to the reclassification of the Gas Technologies Segment into liabilities associated with assets held-for-sale, partially offset by the acquisition of Excell Minerals.

                  HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

     o Accrued compensation decreased $24.3 million due principally to the payments of incentive compensation earned during 2006.

     o Income taxes payable decreased $25.6 million due principally to reclassifications of certain amounts to noncurrent liabilities as a result of implementing FIN 48.

CERTAINTY OF CASH FLOWS - The certainty of the Company's future cash flows is underpinned by the long-term nature of the Company's mill services contracts. At December 31, 2006, the Company's mill services contracts had estimated future revenues of $4.4 billion. As of March 31, 2007, the Company's continuing operations had an order backlog of $266.9 million for its Minerals & Rail Technologies, Services and Products businesses. This compares with $236.5 million at December 31, 2006 and $254.9 million at March 31, 2006. The increase from December 31, 2006 is due principally to increased demand for certain products within the railway track maintenance services and equipment business as well as heat exchangers and industrial grating. The increase from March 31, 2006 is due principally to the demand for certain products within the heat exchangers business. The railway track maintenance services and equipment business backlog includes a significant portion that will not be realized until 2008 and later due to the long leadtime necessary to build certain equipment, and the long-term nature of certain service contracts. Order backlog for scaffolding, shoring and forming services; for roofing granules and slag abrasives; and the reclamation and recycling of high-value content from steelmaking slag is excluded from the above amounts. These amounts are generally not quantifiable due to the short order lead times for certain services, the nature and timing of the products and services provided and equipment rentals with the ultimate length of the rental period often unknown.

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

CASH FLOW SUMMARY
The Company's cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

   SUMMARIZED CASH FLOW INFORMATION
   ----------------------------------------------------------------------------------------------------
                                                                          THREE MONTHS ENDED
                                                                                MARCH 31
   (IN MILLIONS)                                                         2007             2006
   ----------------------------------------------------------------------------------------------------
   Net cash provided by (used in):

     Operating activities                                              $   41.7         $   69.8

     Investing activities                                                (291.6)           (63.4)

     Financing activities                                                 249.2            (31.8)

     Effect of exchange rate changes on cash                                1.4              3.2

   ----------------------------------------------------------------------------------------------------
     Net change in cash and cash equivalents                           $    0.8(a)      $  (22.1)(a)
   ====================================================================================================

      (a) Does not total due to rounding

CASH FROM OPERATING ACTIVITIES - Net cash provided by operating activities in the first quarter of 2007 was $41.7 million, a decrease of $28.2 million (40.3%) from the first quarter of 2006. The decreased cash from operations was primarily due to the net receivables increase results from the timing of collections primarily in the railway track maintenance services and equipment business (due to a $20 million cash collection in the first quarter of 2006 that was not repeated in the first quarter of 2007) and, to a lesser extent, in the international Access Services business as well as the Mill Services business. Additionally, a decrease in cash from operating activities occurred in the Gas Technologies Segment as discussed in the Overview section above.

      CASH USED IN INVESTING ACTIVITIES - In the first quarter of 2007, cash used in investing activities consisted of $212.3 million use of cash principally related to the purchase of Excell Minerals in February 2007. Also, capital investments for the first quarter of 2007 were $83.4 million. This was an increase of $16.4 million (24.5%) over the first quarter of 2006. Over 45% of the investments were for projects intended to grow future revenues. Investments were made predominantly in the industrial services businesses, with 50% in the Access Services Segment and 43.5% in the Mill Services Segment.

                  HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

Throughout the remainder of 2007 and into 2008, the Company plans to continue to invest in high-return projects and selective bolt-on acquisitions, principally in the industrial services businesses.

      CASH USED IN FINANCING ACTIVITIES - The following table summarizes the Company's debt and capital positions at March 31, 2007 and December 31, 2006.

                                                           MARCH 31       DECEMBER 31
   (DOLLARS ARE IN MILLIONS)                                  2007            2006
   -------------------------------------------------------------------------------------
   Notes Payable and Current Maturities                   $    446.7      $    198.2

   Long-term Debt                                              882.0           864.8
   -------------------------------------------------------------------------------------
   Total Debt                                                1,328.7         1,063.0

   Total Equity                                              1,197.5         1,146.4
   -------------------------------------------------------------------------------------
   Total Capital                                          $  2,526.2      $  2,209.4

   Total Debt to Total Capital                                  52.6%           48.1%
   =====================================================================================

The Company's debt as a percent of total capital as of March 31, 2007 increased from December 31, 2006. Overall debt increased due to the Excell Minerals acquisition, and to a lesser extent, to foreign currency translation resulting from the weakening of the U.S. dollar in comparison with the euro and the British pound sterling. Additionally, total equity increased due principally to increased net income for the first quarter ended March 31, 2007.

DEBT COVENANTS
The Company's credit facilities and certain notes payable agreements contain covenants requiring a minimum net worth of $475 million and a maximum debt to capital ratio of 60%. Based on balances at March 31, 2007, the Company could increase borrowings by approximately $467.5 million and still be within its debt covenants. Alternatively, keeping all other factors constant, the Company's equity could decrease by approximately $311.7 million and the Company would still be within its covenants. The Company's 7.25% British pound sterling-denominated notes due October 27, 2010 also include a covenant that permits the note holders to redeem their notes, at par, in the event of a change of control of the Company. The Company expects to remain compliant with these debt covenants one year from now.

CASH AND VALUE-BASED MANAGEMENT
The Company plans to continue with its strategy of selective investing for strategic purposes for the foreseeable future. The goal of this strategy is to improve the Company's Economic Value Added ("EVA(R)") under the program that commenced January 1, 2002. Under this program, the Company evaluates strategic investments based upon the investment's economic profit. EVA equals after-tax operating profits less a charge for the use of the capital employed to create those profits (only the service cost portion of pension expense is included for EVA purposes). Therefore, value is created when a project or initiative produces a return above the cost of capital. Consistent with the first quarter of 2007 results, meaningful improvement in EVA was achieved compared with the first quarter of 2006.

The Company is committed to continue paying dividends to stockholders. The Company has increased the dividend rate for thirteen consecutive years, and in February 2007, the Company paid its 227th consecutive quarterly cash dividend. In March 2007, the Company declared its 228th consecutive quarterly cash dividend. The Company also plans to pay down debt. Additionally, the Company has authorization to repurchase up to one million of its shares through January 31, 2008.

The Company's financial position and debt capacity should enable it to meet current and future requirements. As additional resources are needed, the Company should be able to obtain funds readily and at competitive costs. The Company is well-positioned and intends to continue investing strategically in selective high-return projects and acquisitions, to reduce debt, and pay cash dividends as a means to enhance stockholder value.

NEW FINANCIAL ACCOUNTING STANDARDS ISSUED
Information on new financial accounting standards issued is included in Note L, "New Financial Accounting Standards Issued," in Part I, Item 1, Financial Statements.

                  HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
---------------------------------------------------------------------

See Part II, Item 1A, "Risk Factors," for quantitative and qualitative disclosures about market risk.


ITEM 4.    CONTROLS AND PROCEDURES
----------------------------------

The Company's management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of March 31, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective. There have been no significant changes in internal controls over financial reporting that could materially affect, or are likely to materially affect, internal control over financial reporting during the first quarter of 2007.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS
----------------------------

Information on legal proceedings is included under Part I, Item 1, Note I labeled "Commitments and Contingencies."


ITEM 1A.   RISK FACTORS
-----------------------

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION


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

In addition to the Company's defined benefit pension plans, the Company also participates in numerous multi-employer pension plans throughout the world. Within the U.S., the Pension Protection Act of 2006 ("Act") may require additional funding for multiemployer plans that could cause the Company to be subject to higher cash contributions in the future. The effect, if any, of the Act is not determinable until further guidance becomes available. The Company continues to assess any full and partial withdrawal liability implications associated with these plans.

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

Changes in the related pension benefit costs may occur in the future due to changes in the assumptions and due to changes in returns on plan assets resulting from financial market conditions. Using the expense calculated for calendar year 2007 and holding all other assumptions constant, a one-half percent increase or decrease in the discount rate and the expected long-term rate of return on plan assets would increase or decrease annual pre-tax defined benefit pension expense as follows:

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

Should circumstances change that affect these estimates, changes (either increases or decreases) to the net pension obligations may be required and would be recorded in accordance with the provisions of SFAS 87 and SFAS 158. See Note 8, "Employee Benefit Plans" included in the Company's 2006 Form 10-K for more information on the impact of SFAS 158. Additionally, certain events could result in the pension obligation changing at a time other than the annual measurement date. This would occur when the benefit plan is amended or when plan curtailments occur under the provisions of SFAS 88.

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

      o higher tax rates in certain jurisdictions and potentially adverse tax consequences including restrictions on repatriating earnings, adverse tax withholding requirements and "double taxation";

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

The Company has operations in several countries in the Middle East, including Bahrain, Egypt, Saudi Arabia, United Arab Emirates and Qatar, which are geographically close to Iraq, Iran, Israel, Lebanon and other countries with a continued high risk of armed hostilities. During the first quarter of 2007, 2006 and 2005, these countries contributed approximately $9.3 million, $9.5 million and $7.4 million, respectively, to the Company's operating income. Additionally, the Company has operations in and sales to countries that have encountered outbreaks of communicable diseases (e.g., Acquired Immune Deficiency Syndrome
(AIDS), avian influenza and others). Should these outbreaks worsen or spread to other countries, the Company may be negatively impacted through reduced sales to and within those countries and other countries impacted by such diseases.

      EXCHANGE RATE FLUCTUATIONS MAY ADVERSELY IMPACT THE COMPANY'S BUSINESS.

Fluctuations in foreign exchange rates between the U.S. dollar and the approximately 40 other currencies in which the Company conducts business may adversely impact the Company's operating income and income from continuing operations in any given fiscal period. Approximately 69% and 68% of the Company's sales and approximately 75% and 78% of the Company's operating income from continuing operations for the first quarter ended March 31, 2007 and 2006, respectively, were derived from operations outside the United States. More specifically, during the first quarter ended March 31, 2007 and 2006, approximately 21% and 23%, respectively, of the Company's revenues from continuing operations were derived from operations in the U.K. Additionally, approximately 26% and 23% of the Company's revenues from continuing operations were derived from operations with the euro as their functional currency during the three months ended March 31, 2007 and March 31, 2006, respectively. Given the structure of the Company's revenues and expenses, an increase in the value of the U.S. dollar relative to the foreign currencies in which the Company earns its revenues generally has a negative impact on operating income, whereas a decrease in the value of the U.S. dollar tends to have the opposite effect. The Company's principal foreign currency exposures are to the British pound sterling and the euro.

Compared with the corresponding period in 2006, the average values of major currencies changed as follows in relation to the U.S. dollar during the first quarter of 2007, impacting the Company's sales and income:

                                            THREE MONTHS ENDED
        FOREIGN CURRENCY                         MARCH 31
      -----------------------------------------------------------
      British pound sterling               Strengthened by 11%
      Euro                                 Strengthened by 9%
      South African rand                   Weakened by 18%
      Brazilian real                       Strengthened by 4%
      Australian dollar                    Strengthened by 7%

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION


Compared with exchange rates at December 31, 2006, the values of major currencies changed as follows as of March 31, 2007:

      o    British pound sterling          Strengthened by less than 1%
      o    Euro                            Strengthened by 1%
      o    South African rand              Weakened by 4%
      o    Brazilian real                  Strengthened by 5%
      o    Australian dollar               Strengthened by 2%

The Company's foreign currency exposures increase the risk of income statement, balance sheet and cash flow volatility. If the above currencies change materially in relation to the U.S. dollar, the Company's financial position, results of operations, or cash flows may be materially affected.

To illustrate the effect of foreign currency exchange rate changes in certain key markets of the Company, in the first quarter of 2007, revenues would have been approximately 4% or $36.6 million lower, while operating income would have been approximately 3% or $2.6 million lower if the average exchange rates for the first quarter of 2006 were utilized. A similar comparison for the first quarter of 2006 would have decreased revenues approximately 2% or $16.3 million while operating income would have been approximately 0.4% or $0.3 million less if the average exchange rates would have remained the same as the first quarter of 2005. If the U.S. dollar weakens in relation to the euro and British pound sterling, the Company would expect to see a positive impact on future sales and income from continuing operations as a result of foreign currency translation. Currency changes also result in assets and liabilities denominated in local currencies being translated into U.S. dollars at different amounts than at the prior period end.

The Company seeks to reduce exposures to foreign currency transaction fluctuations through the use of forward exchange contracts. At March 31, 2007, the notional amount of these contracts was $157.1 million, and over 97% will mature in the second quarter of 2007. The Company does not hold or issue financial instruments for trading purposes, and it is the Company's policy to prohibit the use of derivatives for speculative purposes.

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

      INCREASED CUSTOMER CONCENTRATION AND CREDIT RISK IN THE MILL SERVICES SEGMENT MAY ADVERSELY AFFECT THE COMPANY'S FUTURE EARNINGS AND CASH FLOWS.

In the Access Services Segment, concentrations of credit risk with respect to accounts receivable are generally limited due to the Company's large number of customers and their dispersion across different geographies. However, the Company's Mill Services Segment (and, to a lesser extent, the Minerals & Rail Technologies, Services and Products ("all other") Category) has several large customers throughout the world with significant accounts receivable balances. In December 2005, the Company acquired the Northern Hemisphere steel mill services operations of Brambles Industrial Services ("BISNH"), a unit of the Sydney, Australia-based Brambles Industrials Limited. This acquisition has increased the Company's corresponding concentration of credit risk to customers in the steel industry. Additionally, further consolidation in the global steel industry occurred in 2006 and additional consolidation is probable. Should additional transactions occur involving some of the steel industry's larger companies, which are customers of the Company, it would result in an increase in concentration of credit risk for the Company. If a large customer were to experience financial difficulty, or file for bankruptcy protection, it could adversely impact the Company's income, cash flows and asset valuations. As part of its credit risk management practices, the Company is developing strategies to mitigate this increased concentration of credit risk.

      INCREASES IN ENERGY PRICES COULD INCREASE THE COMPANY'S OPERATING COSTS AND REDUCE ITS PROFITABILITY.

Worldwide political and economic conditions, an imbalance in the supply and demand for oil, extreme weather conditions, armed hostilities in oil-producing regions, among other factors, may result in an increase in the volatility of energy costs, both on a macro basis and for the Company specifically. In the first quarter of 2007 and 2006, energy-related costs have approximated 3.7% and 4.3% of the Company's revenue from continuing operations, respectively. To the extent that such costs cannot be passed to customers in the future, operating income and results of operations may be adversely affected.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION


      INCREASES OR DECREASES IN PURCHASE PRICES (OR SELLING PRICES) OR AVAILABILITY OF STEEL OR OTHER MATERIALS AND COMMODITIES MAY AFFECT THE COMPANY'S PROFITABILITY.

The profitability of the Company's manufactured products is affected by changing purchase prices of steel and other materials and commodities. Beginning in 2004, the price paid for steel and certain other commodities increased significantly compared with prior years. Although these costs moderated in 2005, such costs increased during 2006 and the first quarter of 2007 and the current outlook for the second quarter of 2007 indicates that certain of the cost increases may continue. If raw material costs associated with the Company's manufactured products continue to increase and the costs cannot be passed on to the Company's customers, operating income would be adversely affected. Additionally, decreased availability of steel or other materials could affect the Company's ability to produce manufactured products in a timely manner. If the Company cannot obtain the necessary raw materials for its manufactured products, then revenues, operating income and cash flows will be adversely affected. Certain services performed by the Excell Minerals Division result in the recovery, processing and sale of specialty steel and other high-value metal by-products to its customers. The selling price of the by-products material is market-based and varies based upon the current fair value of its components. Therefore, the revenue amounts recorded from the sale of such by-products material vary based upon the fair value of the commodity components being sold. The Company has executed hedging instruments designed to reduce the volatility of the revenue from the sale of the by-products material at varying market prices. However, there can be no guarantee that such hedging strategies will be fully effective in reducing the variability of revenues from period to period.

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

The Company is currently involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites under the federal "Superfund" law. At several sites, the Company is currently conducting environmental remediation, and it is probable that the Company will agree to make payments toward funding certain other of these remediation activities. It also is possible that some of these matters will be decided unfavorably to the Company and that other sites requiring remediation will be identified. Each of these matters is subject to various uncertainties and financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Company has evaluated its potential liability and the Consolidated Balance Sheets for March 31, 2007 and December 31, 2006 include an accrual of $4.2 million and $3.8 million for environmental matters, respectively. The amounts charged against pre-tax earnings related to environmental matters totaled $0.6 million and $0.2 million for the first quarter ended March 31, 2007 and 2006, respectively. The liability for future remediation costs is evaluated on a quarterly basis. Actual costs to be incurred at identified sites in future periods may be greater than the estimates, given inherent uncertainties in evaluating environmental exposures.

      RESTRICTIONS IMPOSED BY THE COMPANY'S CREDIT FACILITIES AND OUTSTANDING NOTES MAY LIMIT THE COMPANY'S ABILITY TO OBTAIN ADDITIONAL FINANCING OR TO PURSUE BUSINESS OPPORTUNITIES.

The Company's credit facilities and certain notes payable agreements contain a covenant requiring a maximum debt to capital ratio of 60%. In addition, certain notes payable agreements also contain a covenant requiring a minimum net worth of $475 million. These covenants limit the amount of debt the Company may incur, which could limit its ability to obtain additional financing or to pursue business opportunities. In addition, the Company's ability to comply with these ratios may be affected by events beyond its control. A breach of any of these covenants or the inability to comply with the required financial ratios could result in a default under these credit facilities. In the event of any default under these credit facilities, the lenders under those facilities could elect to declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be due and payable, which would cause an event of default under the notes. This

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION


could, in turn, trigger an event of default under the cross-default provisions of the Company's other outstanding indebtedness. At March 31, 2007, the Company was in compliance with a debt to capital ratio of 52.6% and a net worth of $1.2 billion. The company had $396.3 million in outstanding indebtedness containing these covenants at March 31, 2007.

      HIGHER THAN EXPECTED CLAIMS UNDER INSURANCE POLICIES, UNDER WHICH THE COMPANY RETAINS A PORTION OF RISK, COULD ADVERSELY IMPACT RESULTS OF OPERATIONS AND CASH FLOWS.

The Company retains a significant portion of the risk for property, workers' compensation, U.K. employers' liability, automobile, general and product liability losses. Reserves have been recorded which reflect the undiscounted estimated liabilities for ultimate losses including claims incurred but not reported. Inherent in these estimates are assumptions that are based on the Company's history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends. At March 31, 2007 and December 31, 2006, the Company had recorded liabilities of $106.9 million and $103.4 million, respectively, related to both asserted and unasserted insurance claims. Included in the balances at March 31, 2007 and December 31, 2006 were $18.4 million and $18.9 million, respectively, of recognized liabilities covered by insurance carriers. If actual claims are higher than those projected by management, an increase to the Company's insurance reserves may be required and would be recorded as a charge to income in the period the need for the change was determined. Conversely, if actual claims are lower than those projected by management, a decrease to the Company's insurance reserves may be required and would be recorded as a reduction to expense in the period the need for the change was determined.

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

HISTORICAL REVENUE FROM CONTINUING OPERATIONS PATTERNS
(IN MILLIONS)                                    2007        2006        2005        2004
-------------------------------------------------------------------------------------------
First Quarter Ended
March 31                                       $  840.0    $  682.1    $  558.0 $     478.7

Second Quarter Ended June 30                         --       766.0       606.0       534.6

Third Quarter Ended September 30                     --       773.3       599.5       532.9

Fourth Quarter Ended December 31                     --       804.2       632.5       616.8
-------------------------------------------------------------------------------------------
Totals                                         $     --    $3,025.6    $2,396.0    $2,163.0
===========================================================================================

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION


HISTORICAL CASH PROVIDED BY OPERATIONS
(IN MILLIONS)                                    2007        2006        2005        2004
-------------------------------------------------------------------------------------------
First Quarter Ended
March 31                                       $   41.7    $   69.8    $   48.1    $   32.4

Second Quarter Ended June 30                         --       114.5        86.3        64.6

Third Quarter Ended September 30                     --        94.6        98.1        68.9

Fourth Quarter Ended December 31                     --       130.3        82.7       104.6
-------------------------------------------------------------------------------------------
Totals                                         $   41.7    $  409.2    $  315.3(a) $  270.5
===========================================================================================

      (a)  Does not total due to rounding.


      THE COMPANY'S CASH FLOWS AND EARNINGS ARE SUBJECT TO CHANGES IN INTEREST RATES.

The Company's total debt as of March 31, 2007 was $1.33 billion. Of this amount, approximately 41.7% had fixed rates of interest and 58.3% had variable rates of interest. The weighted average interest rate of total debt was approximately 5.7%. At current debt levels, a one-percentage increase/decrease in variable interest rates would increase/decrease interest expense by approximately $7.7 million per year.

The future financial impact on the Company associated with the above risks cannot be estimated.


ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
----------------------------------------------------------------------

(c).  Issuer Purchases of Equity Securities

                                                                                   TOTAL NUMBER       MAXIMUM NUMBER OF
                                                                                OF SHARES PURCHASED    SHARES THAT MAY
                                                                                    AS PART OF         YET BE PURCHASED
                                           TOTAL NUMBER OF    AVERAGE PRICE     PUBLICLY ANNOUNCED         UNDER THE
PERIOD                                     SHARES PURCHASED   PAID PER SHARE     PLANS OR PROGRAMS     PLANS OR PROGRAMS
------------------------------------------------------------------------------------------------------------------------
January 1, 2007 - January 31, 2007                --               --                   --                  1,000,000
February 1, 2007 - February 28, 2007              --               --                   --                  1,000,000
March 1, 2007 - March 31, 2007                    --               --                   --                  1,000,000
-------------------------------------------------------------------------------------------------
      Total                                       --               --                   --
-------------------------------------------------------------------------------------------------

The Company's share repurchase program was extended by the Board of Directors in November 2006. The program authorizes the repurchase of up to 1,000,000 shares of the Company's common stock and expires January 31, 2008.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS
--------------------------------------------------------------

At the annual meeting of stockholders held on April 24, 2007 in Camp Hill, Pennsylvania, the following proposals were voted upon by stockholders:

      o Stockholders elected all eleven current members of the Board of Directors to terms expiring in 2008 under the declassified Board structure approved at the 2005 annual meeting.

                  HARSCO CORPORATION AND6 SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION

            The Board of Directors voting tabulation was as follows:

                                            For                     Withheld
          Name                         No. of Shares              No. of Shares
          ----                         -------------              -------------
          G. D. H. Butler                34,628,928                 3,518,572
          K. G. Eddy                     37,978,862                   168,638
          S. D. Fazzolari                33,369,816                 4,777,684
          D. C. Hathaway                 34,697,815                 3,449,685
          J. J. Jasinowski               37,776,560                   370,940
          D. H. Pierce                   37,794,731                   352,769
          C. F. Scanlan                  37,953,923                   193,577
          J. I. Scheiner                 35,028,053                 3,119,447
          A. J. Sordoni, III             33,559,934                 4,587,566
          J. P. Viviano                  37,779,697                   367,803
          R. C. Wilburn                  31,605,813                 6,541,687

     o Stockholders approved the appointment of PricewaterhouseCoopers LLP as independent accountants to audit the financial statements of the Company for the fiscal year ending December 31, 2007 by the following vote:

               For                    Against               Abstentions
          No. of Shares            No. of Shares           No. of Shares
          -------------            -------------           -------------
           34,531,740                3,483,721                132,039


ITEM 5.    OTHER INFORMATION
----------------------------

STOCK SPLIT
-----------

On January 23, 2007, the Company's Board of Directors approved a two-for-one stock split of the Company's Common Stock, par value $1.25 per share (the "Common Stock"), to be effected in the form of a distribution of one additional share of the Company's Common Stock for each share that is issued and outstanding. The record date for the stock split was February 28, 2007 and the payment date was March 26, 2007. All historical share and per share data has been restated to reflect the two-for-one stock split.

DIVIDEND INFORMATION
--------------------

On March 22, 2007, the Company's Board of Directors declared a quarterly cash dividend of $0.1775 per share, on a post split basis, payable May 15, 2007, to stockholders of record as of April 13, 2007.

                  HARSCO CORPORATION AND6 SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS
-------------------

Listing of Exhibits filed with Form 10-Q:

    Exhibit
    Number     Data Required                                           Location
    ------     -------------                                           --------

     31(a)     Certification Pursuant to Rule 13a-14(a) and             Exhibit
               15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31(b)     Certification Pursuant to Rule 13a-14(a) and             Exhibit
               15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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



                                               HARSCO CORPORATION
                                            ------------------------
                                                  (Registrant)



DATE            May 8, 2007                 /S/ Salvatore D. Fazzolari
     ------------------------------         ------------------------------------
                                            Salvatore D. Fazzolari
                                            President, Chief Financial
                                            Officer and Treasurer



DATE            May 8, 2007                 /S/ Stephen J. Schnoor
     ------------------------------         ------------------------------------
                                            Stephen J. Schnoor
                                            Vice President and Controller