Form 10-Q
period 2007-06-30
HARSCO CORP
filed 2007-08-08
CIK 45876

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

               For the Quarterly Period Ended June 30, 2007

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  Class                         Outstanding at July 31, 2007
                  -----                         ----------------------------
Common stock, par value $1.25 per share                84,181,622


================================================================================

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS
---------------------------------

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                              JUNE 30                         JUNE 30
                                                                    ----------------------------    ----------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                2007            2006 (A)        2007            2006 (A)
-----------------------------------------------------------------   ------------    ------------    ------------    ------------
REVENUES FROM CONTINUING OPERATIONS:
    Service sales                                                   $    810,429    $    636,393    $  1,533,244    $  1,209,024
    Product sales                                                        135,720         129,629         252,931         239,063
-----------------------------------------------------------------   ------------    ------------    ------------    ------------
      TOTAL REVENUES                                                     946,149         766,022       1,786,175       1,448,087
-----------------------------------------------------------------   ------------    ------------    ------------    ------------

COSTS AND EXPENSES FROM CONTINUING OPERATIONS:
    Cost of services sold                                                585,677         457,133       1,124,215         879,957
    Cost of products sold                                                 97,580          95,066         184,659         174,601
    Selling, general and administrative expenses                         127,313         115,053         255,068         227,303
    Research and development expenses                                        734             694           1,727           1,251
    Other (income) expenses                                               (1,003)          1,658          (1,916)          3,507
-----------------------------------------------------------------   ------------    ------------    ------------    ------------
      TOTAL COSTS AND EXPENSES                                           810,301         669,604       1,563,753       1,286,619
-----------------------------------------------------------------   ------------    ------------    ------------    ------------

      OPERATING INCOME FROM CONTINUING OPERATIONS                        135,848          96,418         222,422         161,468

Equity in income of unconsolidated entities, net                             285             102             413             163
Interest income                                                            1,173             888           2,212           1,749
Interest expense                                                         (20,540)        (14,618)        (39,116)        (28,709)
-----------------------------------------------------------------   ------------    ------------    ------------    ------------

      INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
         MINORITY INTEREST                                               116,766          82,790         185,931         134,671

Income tax expense                                                       (37,388)        (27,542)        (58,989)        (44,527)
-----------------------------------------------------------------   ------------    ------------    ------------    ------------

      INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST          79,378          55,248         126,942          90,144

Minority interest in net income                                           (2,335)         (2,089)         (4,459)         (4,360)
-----------------------------------------------------------------   ------------    ------------    ------------    ------------

INCOME FROM CONTINUING OPERATIONS                                         77,043          53,159         122,483          85,784
-----------------------------------------------------------------   ------------    ------------    ------------    ------------

DISCONTINUED OPERATIONS:
    Income from operations of discontinued business                        8,959             969          14,378           3,286
    Disposal costs of discontinued business                                 (580)             --          (2,878)             --
    Income tax expense                                                    (2,353)           (254)         (3,260)           (944)
-----------------------------------------------------------------   ------------    ------------    ------------    ------------
INCOME FROM DISCONTINUED OPERATIONS                                        6,026             715           8,240           2,342
-----------------------------------------------------------------   ------------    ------------    ------------    ------------
      NET INCOME                                                    $     83,069    $     53,873(b) $    130,723    $     88,126
=================================================================   ============    ============    ============    ============

Average shares of common stock outstanding                                84,145          83,922          84,097          83,784

Basic earnings per common share:
    Continuing operations                                           $       0.92    $       0.63    $       1.46    $       1.02
    Discontinued operations                                                 0.07            0.01            0.10            0.03
-----------------------------------------------------------------   ------------    ------------    ------------    ------------
BASIC EARNINGS PER COMMON SHARE                                     $       0.99    $       0.64    $       1.55(b) $       1.05
=================================================================   ============    ============    ============    ============

Diluted average shares of common stock outstanding                        84,702          84,444          84,641          84,338

Diluted earnings per common share:
    Continuing operations                                           $       0.91    $       0.63    $       1.45    $       1.02
    Discontinued operations                                                 0.07            0.01            0.10            0.03
-----------------------------------------------------------------   ------------    ------------    ------------    ------------
DILUTED EARNINGS PER COMMON SHARE                                   $       0.98    $       0.64    $       1.54(b) $       1.04(b)
=================================================================   ============    ============    ============    ============
CASH DIVIDENDS DECLARED PER COMMON SHARE                            $     0.1775    $     0.1625    $     0.3550    $     0.3250
=================================================================   ============    ============    ============    ============

(a) Reclassified for comparative purposes.
(b) Does not total due to rounding.

See accompanying notes to unaudited condensed consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                           JUNE 30        DECEMBER 31
(IN THOUSANDS)                                                                               2007            2006
--------------------------------------------------------------------------------------   ------------    ------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                            $     95,927    $    101,260
    Accounts receivable, net                                                                  812,557         753,168
    Inventories                                                                               240,749         285,229
    Other current assets                                                                       76,925          88,398
    Assets held-for-sale                                                                      290,291           3,567
--------------------------------------------------------------------------------------   ------------    ------------
       TOTAL CURRENT ASSETS                                                                 1,516,449       1,231,622
--------------------------------------------------------------------------------------   ------------    ------------
Property, plant and equipment, net                                                          1,391,033       1,322,467
Goodwill, net                                                                                 697,560         612,480
Intangible assets, net                                                                        190,102          88,164
Other assets                                                                                   97,762          71,690
--------------------------------------------------------------------------------------   ------------    ------------
       TOTAL ASSETS                                                                      $  3,892,906    $  3,326,423
======================================================================================   ============    ============

LIABILITIES
CURRENT LIABILITIES:
    Short-term borrowings                                                                $    412,327    $    185,074
    Current maturities of long-term debt                                                        3,797          13,130
    Accounts payable                                                                          288,847         287,006
    Accrued compensation                                                                       85,376          95,028
    Income taxes payable                                                                       45,700          61,967
    Dividends payable                                                                          16,084          15,983
    Insurance liabilities                                                                      43,051          40,810
    Other current liabilities                                                                 243,740         211,777
    Liabilities associated with assets held-for-sale                                           57,618              --
--------------------------------------------------------------------------------------   ------------    ------------
       TOTAL CURRENT LIABILITIES                                                            1,196,540         910,775
--------------------------------------------------------------------------------------   ------------    ------------
Long-term debt                                                                                903,690         864,817
Deferred income taxes                                                                         153,725         103,592
Insurance liabilities                                                                          64,156          62,542
Retirement plan liabilities                                                                   176,356         189,457
Other liabilities                                                                             101,053          48,876
--------------------------------------------------------------------------------------   ------------    ------------
       TOTAL LIABILITIES                                                                    2,595,520       2,180,059
--------------------------------------------------------------------------------------   ------------    ------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock                                                                                  138,316          85,614
Additional paid-in capital                                                                    119,558         166,494
Accumulated other comprehensive loss                                                         (124,441)       (169,334)
Retained earnings                                                                           1,767,122       1,666,761
Treasury stock                                                                               (603,169)       (603,171)
--------------------------------------------------------------------------------------   ------------    ------------
       TOTAL STOCKHOLDERS' EQUITY                                                           1,297,386       1,146,364
--------------------------------------------------------------------------------------   ------------    ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $  3,892,906    $  3,326,423
======================================================================================   ============    ============

See accompanying notes to unaudited condensed consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                    SIX MONTHS ENDED
                                                                                                         JUNE 30
                                                                                               ----------------------------
(IN THOUSANDS)                                                                                     2007            2006
--------------------------------------------------------------------------------------------   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                  $    130,723    $     88,126
   Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
      Depreciation                                                                                  132,787         119,388
      Amortization                                                                                   12,959           3,757
      Equity in income of unconsolidated entities, net                                                 (414)           (163)
      Dividends or distributions from unconsolidated entities                                           176              --
      Other, net                                                                                       (821)          5,722
      Changes in assets and liabilities, net of acquisitions
        and dispositions of businesses:
          Accounts receivable                                                                       (93,118)        (15,358)
          Inventories                                                                               (54,224)        (13,950)
          Accounts payable                                                                           11,215          (9,572)
          Accrued interest payable                                                                   15,057          13,098
          Accrued compensation                                                                       (8,323)         (7,296)
          Other assets and liabilities                                                               50,579             556
--------------------------------------------------------------------------------------------   ------------    ------------

      NET CASH PROVIDED BY OPERATING ACTIVITIES                                                     196,596         184,308
--------------------------------------------------------------------------------------------   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                                      (201,202)       (166,807)
   Net use of cash associated with the purchases of businesses                                     (227,323)           (935)
   Proceeds from sale of assets                                                                      10,773           5,889
   Other investing activities                                                                        (1,845)            118
--------------------------------------------------------------------------------------------   ------------    ------------

      NET CASH USED BY INVESTING ACTIVITIES                                                        (419,597)       (161,735)
--------------------------------------------------------------------------------------------   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Short-term borrowings, net                                                                       220,926         (41,511)
   Current maturities and long-term debt:
      Additions                                                                                     466,480         206,181
      Reductions                                                                                   (446,171)       (206,722)
   Cash dividends paid on common stock                                                              (29,837)        (27,204)
   Common stock issued-options                                                                        3,899          10,614
   Other financing activities                                                                        (3,448)         (3,469)
--------------------------------------------------------------------------------------------   ------------    ------------

      NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                              211,849         (62,111)
--------------------------------------------------------------------------------------------   ------------    ------------

Effect of exchange rate changes on cash                                                               5,819           6,879
--------------------------------------------------------------------------------------------   ------------    ------------

Net decrease in cash and cash equivalents                                                            (5,333)        (32,659)

Cash and cash equivalents at beginning of period                                                    101,260         120,929
--------------------------------------------------------------------------------------------   ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                     $     95,927    $     88,270
============================================================================================   ============    ============


See accompanying notes to unaudited condensed consolidated financial statements.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                                             THREE MONTHS ENDED
                                                                                                   JUNE 30
                                                                                        ----------------------------
(IN THOUSANDS)                                                                              2007            2006
-------------------------------------------------------------------------------------   ------------    ------------

Net income                                                                              $     83,069    $     53,873
-------------------------------------------------------------------------------------   ------------    ------------

Other comprehensive income (loss):
   Foreign currency translation adjustments                                                   28,129          30,531

   Net gains (losses) on cash flow hedging instruments, net of deferred income
     taxes of $5 and ($17) in 2007 and 2006, respectively                                        (10)             31

   Pension liability adjustments, net of deferred income taxes of $242 and $2,597
     in 2007 and 2006, respectively                                                             (549)         (6,292)

   Marketable securities, unrealized gain, net of deferred income taxes of $1 and
     $0 in 2007 and 2006, respectively                                                            (2)             --

   Reclassification adjustment for gain on cash flow hedging instruments included in net income, net of deferred income taxes of $1 and $0 in 2007 and 2006,
     respectively                                                                                 (1)             --

-------------------------------------------------------------------------------------   ------------    ------------
Other comprehensive income                                                                    27,567          24,270
-------------------------------------------------------------------------------------   ------------    ------------

TOTAL COMPREHENSIVE INCOME                                                              $    110,636    $     78,143
=====================================================================================   ============    ============


                                                                                             SIX MONTHS ENDED
                                                                                                  JUNE 30
                                                                                        ----------------------------
(IN THOUSANDS)                                                                              2007            2006
-------------------------------------------------------------------------------------   ------------    ------------

Net income                                                                              $    130,723    $     88,126
-------------------------------------------------------------------------------------   ------------    ------------

Other comprehensive income (loss):
   Foreign currency translation adjustments                                                   35,438          41,355

   Net gains (losses) on cash flow hedging instruments, net of deferred income
     taxes of $5 and ($11) in 2007 and 2006, respectively                                        (10)             21

   Pension liability adjustments, net of deferred income taxes of $(4,148) and
     $3,265 in 2007 and 2006, respectively                                                     9,474          (8,559)

   Marketable securities, unrealized gain, net of deferred income taxes of $1 and
     ($1) in 2007 and 2006, respectively                                                          (2)              1

   Reclassification adjustment for (gain) loss on cash flow hedging instruments included in net income, net of deferred income taxes of $3 and ($1) in 2007
     and 2006, respectively                                                                       (6)              1

-------------------------------------------------------------------------------------   ------------    ------------
Other comprehensive income                                                                    44,894          32,819
-------------------------------------------------------------------------------------   ------------    ------------

TOTAL COMPREHENSIVE INCOME                                                              $    175,617    $    120,945
=====================================================================================   ============    ============

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


C.   REVIEW OF OPERATIONS BY SEGMENT

                                                                        THREE MONTHS ENDED            THREE MONTHS ENDED
                                                                           JUNE 30, 2007                 JUNE 30, 2006
                                                                    ---------------------------    ---------------------------
                                                                                    OPERATING                      OPERATING
                                                                                      INCOME                         INCOME
     (IN THOUSANDS)                                                    SALES          (LOSS)          SALES          (LOSS)
     ------------------------------------------------------------   ------------   ------------    ------------   ------------
       Access Services Segment                                      $    360,921   $     49,305    $    269,660   $     36,652

       Mill Services Segment                                             380,824         36,670         344,295         38,529
     ------------------------------------------------------------   ------------   ------------    ------------   ------------

       Segment Totals                                                    741,745         85,975         613,955         75,181

       Minerals & Rail Technologies, Services and Products
          ("all other") Category (a)                                     204,404         50,539         152,067         22,001

       General Corporate                                                      --           (666)             --           (764)
     ------------------------------------------------------------   ------------   ------------    ------------   ------------

       Consolidated Totals                                          $    946,149   $    135,848    $    766,022   $     96,418
     ============================================================   ============   ============    ============   ============

     (a) In March 2007, after the completion of the Excell Minerals acquisition, the "all other" Category was renamed Minerals & Rail Technologies, Services and Products, to reflect the Company's strengthening strategic presence in the minerals technologies and railway services sectors.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION

                                                                         SIX MONTHS ENDED               SIX MONTHS ENDED
                                                                           JUNE 30, 2007                  JUNE 30, 2006
                                                                    ---------------------------    ---------------------------
                                                                                    OPERATING                      OPERATING
                                                                                      INCOME                         INCOME
     (IN THOUSANDS)                                                    SALES          (LOSS)          SALES          (LOSS)
     ------------------------------------------------------------   ------------   ------------    ------------   ------------
      Access Services Segment                                       $    677,130   $     84,346    $    495,454   $     53,435

      Mill Services Segment                                              741,594         68,978         670,530         72,109
     ------------------------------------------------------------   ------------   ------------    ------------   ------------

      Segment Totals                                                   1,418,724        153,324       1,165,984        125,544

      Minerals & Rail Technologies, Services and Products
         ("all other") Category (a)                                      367,451         69,918         282,103         37,439

      General Corporate                                                       --           (820)             --         (1,515)
     ------------------------------------------------------------   ------------   ------------    ------------   ------------

      Consolidated Totals                                           $  1,786,175   $    222,422    $  1,448,087   $    161,468
     ============================================================   ============   ============    ============   ============

     (a) In March 2007, after the completion of the Excell Minerals acquisition, the "all other" Category was renamed Minerals & Rail Technologies, Services and Products, to reflect the Company's strengthening strategic presence in the minerals technologies and railway services sectors.

     RECONCILIATION OF SEGMENT OPERATING INCOME TO CONSOLIDATED INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST

                                                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                              JUNE 30                       JUNE 30
                                                                    ---------------------------    ---------------------------
     (IN THOUSANDS)                                                     2007           2006            2007           2006
     ------------------------------------------------------------   ------------   ------------    ------------   ------------
      Segment Operating Income                                      $     85,975   $     75,181    $    153,324   $    125,544

      Minerals & Rail Technologies, Services and Products
         ("all other") Category                                           50,539         22,001          69,918         37,439

      General Corporate                                                     (666)          (764)           (820)        (1,515)
     ------------------------------------------------------------   ------------   ------------    ------------   ------------

      Operating income from continuing operations                        135,848         96,418         222,422        161,468

      Equity in income of unconsolidated entities, net                       285            102             413            163

      Interest income                                                      1,173            888           2,212          1,749

      Interest expense                                                   (20,540)       (14,618)        (39,116)       (28,709)
     ------------------------------------------------------------   ------------   ------------    ------------   ------------
      Income from continuing operations before income taxes and
        minority interest                                           $    116,766   $     82,790    $    185,931   $    134,671
     ============================================================   ============   ============    ============   ============


D.   ACCOUNTS RECEIVABLE AND INVENTORIES

At June 30, 2007 and December 31, 2006, accounts receivable of $812.6 million and $753.2 million, respectively, were net of an allowance for doubtful accounts of $27.4 million and $25.4 million, respectively. Gross accounts receivable included trade accounts receivable of $801.2 million and $737.1 million at June 30, 2007 and December 31, 2006, respectively. Other receivables included insurance claim receivables of $18.3 million and $18.9 million at June 30, 2007 and December 31, 2006, respectively. The provision for doubtful accounts was $1.9 million and $2.1 million for the three months ended June 30, 2007 and 2006, respectively. For six months ended June 30, 2007 and 2006, the provision for doubtful accounts was $4.7 million and $4.4 million, respectively.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


Inventories consist of the following:

                                                          INVENTORIES
                                                  ---------------------------
                                                    JUNE 30      DECEMBER 31
     (IN THOUSANDS)                                   2007           2006
     ------------------------------------------   ------------   ------------
     Finished goods                               $    113,225   $    117,072
     Work-in-process                                    16,209         31,489
     Raw materials and purchased parts                  66,282         96,750
     Stores and supplies                                45,033         39,918
     ------------------------------------------   ------------   ------------
     Total Inventories                            $    240,749   $    285,229
     ==========================================   ============   ============

Inventories decreased $44.5 million from December 31, 2006 due to the following factors:

o Decreased finished goods, work-in-process and raw materials inventories due to the reclassification of the Gas Technologies Segment to Discontinued Operations in the first quarter of 2007. All related assets and liabilities are classified as held-for-sale.

This was partially offset by:

o Increased finished goods and raw materials inventories in the Minerals & Rail Technologies, Services and Products Category due to the Excell Minerals acquisition, higher material costs and increased inventories to meet expected customer demand.

o Increased finished goods in the Access Services Segment in order to meet expected customer demand.


E.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                    JUNE 30      DECEMBER 31
     (IN THOUSANDS)                                   2007           2006
     ------------------------------------------   ------------   ------------
     Land and improvements                        $     45,859   $     41,255
     Buildings and improvements                        166,649        192,575
     Machinery and equipment                         2,773,141      2,699,131
     Uncompleted construction                           69,118         52,640
     ------------------------------------------   ------------   ------------
     Gross property, plant and equipment             3,054,767      2,985,601
     Less accumulated depreciation                  (1,663,734)    (1,663,134)
     ------------------------------------------   ------------   ------------
     Net property, plant and equipment            $  1,391,033   $  1,322,467
     ==========================================   ============   ============

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


F.   GOODWILL AND OTHER INTANGIBLE ASSETS

The following table reflects the changes in carrying amounts of goodwill by segment for the six months ended June 30, 2007:

GOODWILL BY SEGMENT

--------------------------------------------------------------------------------------------------------------------------------
                                                                                  MINERALS & RAIL
                                                                                    TECHNOLOGIES,
                                                                                    SERVICES AND
                                                         ACCESS          MILL         PRODUCTS         GAS
                                                        SERVICES       SERVICES     ("ALL OTHER")   TECHNOLOGIES    CONSOLIDATED
(IN THOUSANDS)                                           SEGMENT        SEGMENT       CATEGORY        SEGMENT          TOTALS
---------------------------------------------------   ------------    ------------   ------------   ------------    ------------
Balance as of December 31, 2006, net of
     accumulated amortization                         $    241,937    $    325,492   $      8,137   $     36,914    $    612,480

Goodwill acquired during the year                               --           4,595        107,480             --         112,075

Changes to Goodwill (a)                                       (386)             --             --             --            (386)

Foreign currency translation                                 4,736           4,156          1,413              6          10,311

Goodwill transferred to assets held-for-sale                    --              --             --        (36,920)        (36,920)
---------------------------------------------------   ------------    ------------   ------------   ------------    ------------
BALANCE AS OF JUNE 30, 2007,
  NET OF ACCUMULATED AMORTIZATION                     $    246,287    $    334,243   $    117,030   $         --    $    697,560
===================================================   ============    ============   ============   ============    ============

(a) Relate principally to opening balance sheet adjustments.

Goodwill is net of accumulated amortization of $101.5 million and $109.3 million at June 30, 2007 and December 31, 2006, respectively. The reduction in accumulated amortization from December 31, 2006 is due to the transfer of the Gas Technologies Segment's balance to assets held-for-sale.

The following table reflects intangible assets by major category:

INTANGIBLE ASSETS

-------------------------------------------------------------------------------------------
                                          JUNE 30, 2007              DECEMBER 31, 2006
                                  ---------------------------   ---------------------------
                                 GROSS CARRYING  ACCUMULATED   GROSS CARRYING  ACCUMULATED
(IN THOUSANDS)                       AMOUNT      AMORTIZATION      AMOUNT      AMORTIZATION
-------------------------------   ------------   ------------   ------------   ------------
Customer Relationships            $    148,682   $     15,348   $     87,426   $      7,084

Non-compete agreements                   3,347          2,815          5,648          4,708

Patents                                  6,760          4,083          4,700          3,940

Other (a)                               62,344          7,680          9,800          3,678
-------------------------------   ------------   ------------   ------------   ------------
Total                             $    221,133   $     29,926   $    107,574   $     19,410
===============================   ============   ============   ============   ============

(a) Principally technical know-how and contractual revenue.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


Intangible assets are included in the Intangible Assets, Net and Other Current Assets line items in the Condensed Consolidated Balance Sheets.

During the first six months of 2007, the Company acquired the following intangible assets (by major class) which are subject to amortization. These intangible assets relate principally to the Excell Minerals and the Performix Technologies Ltd. acquisitions more fully discussed in Note G, "Acquisitions and Dispositions."

ACQUIRED INTANGIBLE ASSETS
-----------------------------------------------------------------------------
(IN THOUSANDS)           GROSS CARRYING       RESIDUAL      WEIGHTED-AVERAGE
                             AMOUNT            VALUE       AMORTIZATION PERIOD
-----------------------------------------------------------------------------
Customer relationships    $     60,240           None           5 years

Patents                          2,010           None          10 years

Other (a)                       50,390           None           9 years
                          ------------
Total                     $    112,640
                          ============

(a) Principally technical know-how and contractual revenue.


There were no research and development assets acquired and written off in the first six months of 2007 or 2006.

Amortization expense for intangible assets was $7.3 million and $12.3 million for the second quarter and first six months of 2007, respectively. This compares with $1.7 million and $3.3 million for the second quarter and first six months of 2006, respectively. The following table shows the estimated amortization expense for the next five fiscal years based on current intangible assets:

(IN THOUSANDS)                           2007           2008           2009           2010           2011
----------------------------------   ------------   ------------   ------------   ------------   ------------
Estimated amortization expense (a)   $     25,800   $     25,500   $     24,400   $     24,100   $     22,900

(a) These estimated amortization expense amounts do not reflect the potential effect of future foreign currency exchange rate fluctuations.


G.   ACQUISITIONS AND DISPOSITIONS

ACQUISITIONS
In April 2007, the Company acquired Performix Technologies, Ltd. ("Performix"), an Ohio-based company that is one of the United States' leading producers of specialty additives used by steelmakers in the ladle refining of molten steel. Performix operates from two plants in the U.S. and serves most of the major steelmakers in the upper Midwest and Canada. Performix recorded 2006 sales of approximately $29 million and employs approximately 60 people. Performix has been included in the Mill Services Segment.

In February 2007, the Company acquired Excell Materials, Inc. ("Excell"), a Pittsburgh-based multinational company, for approximately $210 million, which included the assumption of debt but excluded direct acquisition costs. Excell specializes in the reclamation and recycling of high-value content from principally steelmaking slag. Excell is also involved in the development of mineral-based products for commercial applications. Excell recorded 2006 sales in excess of $100 million and maintains operations at nine locations in the United States, Canada, Brazil, South Africa and Germany. Goodwill recognized in this transaction (based on foreign exchange rates at the transaction date) was $107.5 million, none of which is expected to be deductible for U.S. income tax purposes. Because this acquisition occurred in the first quarter of 2007, the purchase price allocation and goodwill balance have not been finalized as of June 30, 2007. Excell has been included in the Minerals & Rail Technologies, Services and Products ("all other") Category and has been renamed Excell Minerals to emphasize its long-term growth strategy.

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

In July 2006, the Company acquired the assets of U.K.-based Cape PLC's Cleton industrial maintenance services ("Cleton") subsidiaries in the Netherlands, Belgium and Germany for (euro)8 million (approximately $10 million). Cleton posted 2005 revenues in excess of $50 million and employs close to 400 people. Cleton specializes in providing scaffolding and related insulation services for the maintenance of large-scale industrial plants, and serves some of the largest oil refinery, petrochemical and process plant sites in the Benelux countries. Cleton has been included in the SGB Division of the Access Services Segment.

DISPOSITIONS - ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS
Consistent with the Company's strategic focus to grow and allocate financial resources to its industrial services businesses, in January 2007, the Company's Board of Directors approved the divestiture of its Gas Technologies Segment, which consists of manufacturing businesses. This Segment recorded revenues and operating income of $397.7 million and $14.2 million, respectively, for 2006. The Company expects the divestiture to occur in the second half of 2007. Results of operations of the Segment have been included in Discontinued Operations of the income statement effective with the first quarter 2007 report. The Segment's assets and liabilities are classified as held-for-sale in the June 30, 2007 balance sheet.

The major classes of assets and liabilities "held-for-sale" included in the Consolidated Balance Sheets are as follows:

                                                  JUNE 30 (a)      DECEMBER 31
(IN THOUSANDS)                                       2007              2006
---------------------------------------------    ------------      ------------
ASSETS
Accounts receivable, net                         $     66,940      $         --
Inventories                                           108,341                --
Other current assets                                    2,690                --
Property, plant and equipment, net                     71,162             3,567
Goodwill, net                                          36,920                --
Other assets                                            4,238                --
---------------------------------------------    ------------      ------------
TOTAL ASSETS "HELD-FOR-SALE"                     $    290,291      $      3,567
=============================================    ============      ============


LIABILITIES
Current maturities of long-term debt             $      1,626      $         --
Accounts payable                                       30,874                --
Accrued compensation                                    4,960                --
Income taxes payable                                      799                --
Other current liabilities                              15,108                --
Long-term debt                                          1,826                --
Retirement plan liabilities                             2,073                --
Other liabilities                                         352                --
---------------------------------------------    ------------      ------------
TOTAL LIABILITIES ASSOCIATED
WITH ASSETS "HELD-FOR-SALE"                      $     57,618      $         --
=============================================    ============      ============

(a) June 30, 2007 amounts are predominantly assets and liabilities associated with the Gas Technologies Segment.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


Subsequent to the reclassification of the Gas Technologies Segment's results to Discontinued Operations, the Company's results from continuing operations for 2006 are as follows:

                                                                          THREE MONTHS ENDED
                                                        ---------------------------------------------------------
                                                          MARCH 31       JUNE 30      SEPTEMBER 30    DECEMBER 31
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                     2006           2006           2006           2006
-----------------------------------------------------   ------------   ------------   ------------   ------------
Revenues from continuing operations                     $      682.1   $      766.0   $      773.3   $      804.2

Income from continuing operations                               32.6           53.2           54.2           46.4

Diluted Earnings per share from continuing operations           0.39           0.63           0.64           0.55


H.   INCOME TAXES

The Company adopted the provisions of FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), effective January 1, 2007. As a result of the adoption, the Company recognized a cumulative effect reduction to the January 1, 2007 retained earnings balance of $0.5 million. As of the adoption date, the Company had gross tax-affected unrecognized income tax benefits of $46.0 million, of which $17.8 million, if recognized, would affect the Company's effective income tax rate. Of this amount, $0.8 million was classified as current and $45.2 million was classified as non-current on the Company's balance sheet. While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could be different than the accrued position.

The Company recognizes accrued interest and penalty expense related to unrecognized income tax benefits within its global operations in income tax expense. In conjunction with the adoption of FIN 48, the total amount of accrued interest and penalties resulting from such unrecognized tax benefits was $4.4 million.

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

The Company is involved in a royalty dispute with the Canada Revenue Agency ("CRA"). The Company has initiated settlement discussions with the CRA and they are progressing. It is reasonably possible that these settlement discussions will lead to a resolution of this matter by December 31, 2007 and that the resolution will be favorable to the Company resulting in a significant decrease to the unrecognized tax benefit. It is still too premature to discuss the details of any potential settlement including the quantification of any settlement amounts. This matter is more fully discussed in Note I, "Commitments and Contingencies," to the Consolidated Financial Statements.


I.   COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL
The Company is involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites. While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company. The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Consolidated Balance Sheets at June 30, 2007 and December 31, 2006 include accruals of $4.2 million and $3.8 million, respectively, for environmental matters. The amounts charged against pre-tax income related to environmental matters totaled $1.3 million and $0.5 million for the first six months of 2007 and 2006, respectively.

The liability for future remediation costs is evaluated on a quarterly basis. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures. The

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


Company does not expect that any sum it may have to pay in connection with environmental matters in excess of the amounts recorded or disclosed above would have a material adverse effect on its financial position, results of operations or cash flows.

ROYALTY EXPENSE DISPUTE
The Company is involved in a royalty expense dispute with the Canada Revenue Agency ("CRA"). The CRA is proposing to disallow certain royalty expense deductions claimed by the Company's Canadian subsidiary on its 1994-1998 tax returns. As of June 30, 2007, the maximum assessment from the CRA for the period 1994-1998 is approximately $11.7 million, including tax and interest. The Company has initiated settlement discussions with the CRA and they are progressing. It is reasonably possible that these settlement discussions will lead to a resolution of this matter by December 31, 2007 and that the resolution will be favorable to the Company resulting in a significant decrease to the unrecognized tax benefit. It is still too premature to discuss the details of any potential settlement including the quantification of any settlement amounts.

The Ontario Ministry of Finance ("Ontario") is also proposing to disallow these same royalty expense deductions for the period 1994-1998. As of June 30, 2007, the maximum assessment from Ontario is approximately $3.6 million, including tax and interest. The Company has filed an administrative appeal of this assessment and will vigorously contest these disallowances. We anticipate that Ontario will approach the settlement and resolution of this matter in a manner consistent with the results obtained in the CRA dispute.

The Company believes that any amount of potential liability regarding this matter has been fully reserved as of June 30, 2007 and, therefore will not have a material adverse impact on the Company's future results of operations or financial condition. In accordance with Canadian tax law, the Company made a payment to the CRA in the fourth quarter of 2005 of $5.0 million. Additionally, the Company made a payment to the Ontario Ministry of Finance in the first quarter of 2006 for the entire disputed amount. These payments were made for tax compliance purposes and to reduce potential interest expense on the disputed amount. These payments in no way reflect the Company's acknowledgement as to the validity of the assessed amounts.

DERAILMENT
One of the Company's production rail grinders derailed near Baxter, California on November 9, 2006, resulting in two crew member fatalities and the near total loss of the rail grinder. Government and private investigations into the cause of the derailment are ongoing. The initial clean-up and salvage efforts are completed, although work on environmental remediation is ongoing. Estimated environmental remediation expenses have been recognized in the financial statements as of June 30, 2007. All remaining Company rail grinders have been inspected by the Federal Railroad Administration ("FRA") and each grinder is fully operational. The Company has also conducted its own inspections to ensure that its grinders are safe and in compliance with contractual commitments. The Company believes that the insurance proceeds from the loss of the rail grinder will offset the majority of incurred expenses and contingent liabilities, which have been recognized as of June 30, 2007. Therefore, the Company does not believe that the derailment will have a material adverse effect on its financial position, results of operations or cash flows.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


As of June 30, 2007, there are 26,362 pending asbestos personal injury claims filed against the Company. Of these cases, 25,897 were pending in the New York Supreme Court (a trial court) for New York County in New York State. The other claims, totaling 465, are filed in various counties in a number of state courts, and in certain Federal District Courts (including New York), and those complaints generally assert lesser amounts of damages than the New York State court cases or do not state any amount claimed.

As of June 30, 2007, the Company has obtained dismissal by stipulation, or summary judgment prior to trial, in 17,304 cases.

In view of the persistence of asbestos litigation nationwide, which has not yet been sufficiently addressed either politically or legally, the Company expects to continue to receive additional claims. However, there have been developments during the past several years, both by certain state legislatures and by certain state courts, which could favorably affect the Company's ability to defend these asbestos claims in those jurisdictions. These developments include procedural changes, docketing changes, proof of damage requirements and other changes that require plaintiffs to follow specific procedures in bringing their claims and to show proof of damages before they can proceed with their claim. An example is the action taken by the New York Supreme Court, which is responsible for managing all asbestos cases pending within New York County in the State of New York. This Court issued an order in December 2002 that created a Deferred or Inactive Docket for all pending and future asbestos claims filed by plaintiffs who cannot demonstrate that they have a malignant condition or discernable physical impairment, and an Active or In Extremis Docket for plaintiffs who are able to show such medical condition. As a result of this order, the majority of the asbestos cases filed against the Company in New York County have been moved to the Inactive Docket until such time as the plaintiff can show that they have incurred a physical impairment. As of June 30, 2007, the Company has been listed as a defendant in 298 Active or In Extremis asbestos cases in New York County. The Court's Order has been challenged by plaintiffs.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


J.   RECONCILIATION OF BASIC AND DILUTED SHARES

                                                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                             JUNE 30                      JUNE 30
                                                                   ---------------------------   ---------------------------
    (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)                      2007           2006           2007           2006
     -----------------------------------------------------------   ------------   ------------   ------------   ------------
     Income from continuing operations                             $     77,043   $     53,159   $    122,483   $     85,784
     ===========================================================   ============   ============   ============   ============

     Average shares of common stock outstanding used to
        compute basic earnings per common share                          84,145         83,922         84,097         83,784

     Dilutive effect of stock-based compensation                            557            522            544            554
     -----------------------------------------------------------   ------------   ------------   ------------   ------------

     Shares used to compute dilutive effect of stock-based
        compensation                                                     84,702         84,444         84,641         84,338
     ===========================================================   ============   ============   ============   ============

     Basic earnings per common share from continuing operations    $       0.92   $       0.63   $       1.46   $       1.02
     ===========================================================   ============   ============   ============   ============

     Diluted earnings per common share from continuing
        operations                                                 $       0.91   $       0.63   $       1.45   $       1.02
     ===========================================================   ============   ============   ============   ============

All outstanding stock options and restricted stock units were included in the computation of diluted earnings per share at June 30, 2007 and 2006.


K.   EMPLOYEE BENEFIT PLANS

                                                                             THREE MONTHS ENDED JUNE 30
                                                            ------------------------------------------------------------
     DEFINED BENEFIT PENSION EXPENSE (INCOME)                         U.S. PLANS               INTERNATIONAL PLANS
     ----------------------------------------------------   ----------------------------    ----------------------------
     (IN THOUSANDS)                                             2007            2006            2007            2006
     ----------------------------------------------------   ------------    ------------    ------------    ------------
       Service cost                                         $        783    $        922    $      2,105    $      2,248
       Interest cost                                               3,868           3,730          12,414          10,755
       Expected return on plan assets                             (5,641)         (4,985)        (15,183)        (12,909)
       Recognized prior service costs                                212             185             229             308
       Recognized losses                                             315             737           3,834           3,218
       Amortization of transition liability (asset)                   --             (91)              7               9
       Curtailment/settlement loss                                   544              78              --             248
     ----------------------------------------------------   ------------    ------------    ------------    ------------
     Defined benefit pension expense                        $         81    $        576    $      3,406    $      3,877
     ====================================================   ============    ============    ============    ============

                                                                              SIX MONTHS ENDED JUNE 30
                                                            ------------------------------------------------------------
     DEFINED BENEFIT PENSION EXPENSE (INCOME)                         U.S. PLANS               INTERNATIONAL PLANS
     ----------------------------------------------------   ----------------------------    ----------------------------
     (IN THOUSANDS)                                             2007            2006            2007            2006
     ----------------------------------------------------   ------------    ------------    ------------    ------------

       Service cost                                         $      1,526    $      1,843    $      4,191    $      4,393
       Interest cost                                               7,733           7,460          24,563          21,018
       Expected return on plan assets                            (11,135)         (9,971)        (30,106)        (25,227)
       Recognized prior service costs                                424             371             460             603
       Recognized losses                                             698           1,474           7,598           6,284
       Amortization of transition liability (asset)                   --            (181)             13              18
       Curtailment/settlement loss                                 2,091              78              --             236
     ----------------------------------------------------   ------------    ------------    ------------    ------------
      Defined benefit pension expense                       $      1,337    $      1,074    $      6,719    $      7,325
     ====================================================   ============    ============    ============    ============

Defined benefit pension expense in the second quarter and six months ended June 30, 2007 was $1.0 million and $0.3 million, respectively, lower than the comparable 2006 periods. The decreases relate primarily to higher plan asset bases

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


in 2007 resulting from cash contributions and significant returns on plan assets in 2006. The decreases were partially offset by curtailment losses in the U.S. in the Gas Technologies Segment in the first quarter of 2007 as a result of the decision to sell the business, and in the railway track maintenance services and equipment business in the second quarter of 2007.

Defined benefit pension expense in the second quarter and six months ended June 30, 2007 includes $0.3 million and $2.2 million, respectively, for the Gas Technologies Segment which has been reclassified to Discontinued Operations. Of the $2.2 million in expense for the six months ended June 30, 2007, $1.5 million relates to the one-time curtailment loss in the first quarter of 2007. Defined benefit expense in the second quarter and six months ended June 30, 2006 includes $0.5 million and $0.9 million, respectively, for the Gas Technologies Segment.

In the quarter ended June 30, 2007, the Company contributed $0.3 million and $6.3 million to the U.S. and international defined benefit pension plans, respectively. In the six months ended June 30, 2007, the Company contributed $0.9 million and $12.0 million to the U.S. and international defined benefit pension plans, respectively. The Company currently anticipates contributing an additional $1.5 million and $11.2 million for the U.S. and international plans, respectively, during the remainder of 2007.

Contributions to multiemployer pension plans during the second quarter and six months ended June 30, 2007 were $7.5 million and $11.7 million, respectively. Contributions for defined contribution plans during the second quarter and six months ended June 30, 2007 were $3.7 million and $9.3 million, respectively.

                                                                 THREE MONTHS ENDED
     POSTRETIREMENT BENEFITS EXPENSE (INCOME)                         JUNE 30
     ----------------------------------------------------   ----------------------------
     (IN THOUSANDS)                                             2007            2006
     ----------------------------------------------------   ------------    ------------
       Service cost                                         $          1    $          2
       Interest cost                                                  45              46
       Recognized prior service costs                                  1              --
       Recognized gains                                              (32)             (9)
     ----------------------------------------------------   ------------    ------------
     Postretirement benefits expense                        $         15    $         39
     ====================================================   ============    ============

                                                                  SIX MONTHS ENDED
     POSTRETIREMENT BENEFITS EXPENSE (INCOME)                         JUNE 30
     ----------------------------------------------------   ----------------------------
     (IN THOUSANDS)                                             2007            2006
     ----------------------------------------------------   ------------    ------------

        Service cost                                        $          2    $          3
        Interest cost                                                 90              93
        Recognized prior service costs                                 1               1
        Recognized gains                                             (63)            (19)
     ----------------------------------------------------   ------------    ------------
     Postretirement benefits expense                        $         30    $         78
     ====================================================   ============    ============

In the quarter ended June 30, 2007, the Company contributed $63 thousand to the postretirement plans. For the six months ended June 30, 2007, the Company contributed $139 thousand to the postretirement plans and anticipates contributing approximately $166 thousand during the remainder of 2007.


L.   NEW FINANCIAL ACCOUNTING STANDARDS ISSUED

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


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

SFAS No. 159, "The Fair Value Option for Financial Assets and Financial
-----------------------------------------------------------------------
Liabilities" ("SFAS 159")
-------------------------

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


M.   DERIVATIVE INSTRUMENTS

The Company may periodically use derivative instruments to hedge cash flows associated with selling price exposure to certain commodities, as well as cash flows related to foreign currency fluctuations. The Company's commodity derivative activities are subject to the management, direction and control of the Company's Risk Management Committee ("the Committee"). The Committee approves the use of all commodity derivative instruments. During the first quarter of 2007, the Company executed fixed-price swap agreements to hedge cash flows associated with the selling price exposure to certain commodities. The unsecured contracts outstanding at June 30, 2007 mature monthly through November 2007 and are with major financial institutions. The Company may be exposed to credit loss in the event of non-performance by the other parties to the contracts. The Company evaluates the credit worthiness of the counterparties and does not expect default by them. Company policy prohibits the use of derivatives for speculative purposes.

As of June 30, 2007, outstanding commodity swap agreements had a notional value of $20.3 million. Based on the requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), these contracts did not qualify as cash flow hedges as of June 30, 2007. As such, they were marked-to-market with the resulting changes in fair value recorded in cost of sales. Although earnings volatility may occur between fiscal quarters if the derivatives do not qualify as cash flow hedges under SFAS 133, the economic substance of the derivatives provides more predictable cash flows by reducing the Company's exposure to the commodity price fluctuations.

See Note 13, "Financial Instruments," of the Company's Form 10-K for the year ended December 31, 2006 for additional information on derivative instruments and hedging activities.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

The following discussion should be read in conjunction with the accompanying unaudited financial statements as well as the Company's annual Form 10-K for the year ended December 31, 2006, which included additional information about the Company's critical accounting policies, contractual obligations, practices and transactions that support the financial results, and provided a more comprehensive summary of the Company's outlook, trends and strategies for 2007 and beyond.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


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

Factors which could cause results to differ include, but are not limited to: (1) changes in the worldwide business environment in which the Company operates, including general economic conditions; (2) changes in currency exchange rates, certain commodity prices and costs, interest rates and capital costs; (3) changes in the performance of stock and bond markets that could affect, among other things, the valuation of the assets in the Company's pension plans and the accounting for pension assets, liabilities and expenses; (4) changes in governmental laws and regulations, including environmental, taxes and import tariff standards; (5) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services and technologies; (6) unforeseen business disruptions in one or more of the many countries in which the Company operates due to political instability, civil disobedience, armed hostilities or other calamities; (7) the seasonal nature of our business; (8) the successful integration of the Company's strategic acquisitions; and (9) other risk factors listed from time to time in the Company's SEC reports. A further discussion of these, along with other potential factors, can be found in Part II, Item 1A, "Risk Factors," of this Form 10-Q. The Company cautions that these factors may not be exhaustive and that many of these factors are beyond the Company's ability to control or predict. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company undertakes no duty to update forward-looking statements.

EXECUTIVE OVERVIEW
The Company's record performance in the second quarter and first six months of 2007 reflected the continued execution of the Company's strategy of growth through increased international diversity and a focused, industrial services-based portfolio, augmented by selective strategic acquisitions. The second quarter results were led by the Minerals & Rail Technologies, Services and Products ("all other") Category and the Access Services Segment.

The Company's second quarter 2007 revenues from continuing operations were a record $946.1 million. This is an increase of $180.1 million or 24% over the second quarter of 2006. Income from continuing operations was a record $77.0 million compared with $53.2 million in 2006, an increase of 45%. Diluted earnings per share from continuing operations were a record $0.91, a 44% increase over 2006.

Revenues for the first six months of 2007 were a record $1.8 billion. This is an increase of $338.1 million or 23% over the first six months of 2006. Income from continuing operations was a record $122.5 million, compared with $85.8 million in the first six months of 2006, a 43% increase. Diluted earnings per share from continuing operations were a record $1.45, a 42% increase from the first six months of 2006.

Both the second quarter and first six months of 2007 results benefited from improved performance in the Access Services Segment and the February 1, 2007 acquisition of Excell Minerals. The improved performance in the Access Services Segment was due to continued strength in the Company's worldwide non-residential and infrastructure construction and industrial services markets, and positive returns from the Company's increased investment in highly engineered formwork rental systems. Excell Minerals had a significant contribution to earnings in the second quarter due to strong customer demand and favorable pricing resulting from positive market conditions.

Overall global markets remain strong and the Company has a number of expansion opportunities to pursue its prudent acquisition strategy of seeking further accretive bolt-on acquisitions, as well as organic investments in its industrial services platforms. The Company also expects continued strength in its operations for the remainder of 2007, particularly from the Access Services Segment, as well as certain businesses in the Minerals & Rail Technologies, Services and Products ("all other") Category. In addition, the Company expects gradual year-over-year improvement during the remainder of 2007 from the Mill Services Segment as global steel production levels normalize offsetting expected production decreases in North America, and new contracts are signed and work begins.

During the second quarter of 2007, the Company had record net cash provided by operating activities of $154.9 million, a 35% increase from the $114.5 million achieved in the second quarter of 2006. For the first six months of 2007, the Company had net cash provided by operating activities of $196.6 million, compared with $184.3 million for the first six months of 2006, a 7% increase. The Company expects to achieve record cash from operations for the full year 2007, exceeding 2006's record of $409 million. The Company's cash flows are further discussed in the Liquidity and Capital Resources section.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


During the first half of 2007, the Company's value-based management system continued to deliver results by creating increased economic value. Significant improvement in Economic Value Added ("EVA(R)") was achieved in the first half of 2007 and the Company's return on invested capital improved 180 basis points from the comparable 2006 period. The Company's value-based management system is more fully described in the 2006 Annual Report.

During the first quarter of 2007, the Company's Board of Directors approved the divestiture of the Gas Technologies manufacturing business, which is expected to occur in the second half of 2007. Also, effective in the first quarter of 2007, there was a two-for-one stock split for which one additional share of common stock was issued to stockholders as of March 26, 2007.

SEGMENT OVERVIEW
The Access Services Segment's revenues in the second quarter of 2007 were $360.9 million compared with $269.7 million in the second quarter of 2006, a 34% increase. Operating income increased by 35% to $49.3 million, from $36.7 million in the second quarter of 2006. Operating margins for the Segment improved by 10 basis points to 13.7% from 13.6% in the second quarter of 2006. In comparison with the first six months of 2006, this Segment achieved period-over-period revenue growth of $181.7 million or 37%, and operating income growth of $30.9 million or 58%. Operating margins for the first six months of 2007 improved by 170 basis points to 12.5% from 10.8% for the first six months of 2006. The record performance in revenues, operating income and operating margins for the second quarter and first six months of 2007 was due principally to continued strength in the Company's worldwide non-residential and infrastructure construction and industrial services markets, particularly in Europe and North America. This Segment accounted for 38% and 38% of the Company's revenues and 36% and 38% of the operating income for the second quarter and first six months of 2007, respectively.

Revenues for the second quarter of 2007 for the Mill Services Segment were $380.8 million compared with $344.3 million in the second quarter of 2006, an 11% increase. Operating income decreased by 5% to $36.7 million, from $38.5 million in the second quarter of 2006, and operating margins decreased by 160 basis points to 9.6% from 11.2%. In comparison with the first six months of 2006, this Segment's revenue increased by 11% to $741.6 million. Operating income in the first six months of 2007 decreased by 4% to $69.0 million from $72.1 million in the first six months of 2006, and operating margins decreased 150 basis points to 9.3% from 10.8%. Performance was negatively impacted by higher operating and maintenance costs, lower steel production in certain regions, particularly North America, and unplanned maintenance outages at a number of mill sites. This Segment accounted for 40% and 41% of the Company's revenues and 27% and 31% of the operating income for the second quarter and first six months of 2007, respectively.

The Minerals & Rail Technologies, Services and Products ("all other") Category's revenues in the second quarter of 2007 were $204.4 million compared with $152.1 million in the second quarter of 2006, a 34% increase. Operating income increased by 130% to $50.5 million, from $22.0 million in the second quarter of 2006. For the second quarter of 2007, operating margins increased 1,020 basis points to 24.7% from 14.5% in the second quarter of 2006. For the first six months of 2007, operating margins increased 570 basis points to 19.0% from 13.3% in the first six months of 2006. The February 1, 2007 acquisition of Excell Minerals, which performed well due to strong customer demand and favorable pricing resulting from strong market conditions, contributed to this Category's improved performance in the second quarter and first six months of 2007. Three of the other five businesses contributed higher revenues, and four of the five businesses contributed higher operating income in the second quarter and first six months of 2007 compared with the second quarter and first six months of 2006. Additionally, this Category benefited from a $3.2 million pre-tax gain on the sale of an asset in the second quarter of 2007. This Category accounted for 22% and 21% of the Company's revenues and 37% and 31% of the operating income for the second quarter and first six months of 2007, respectively.

In comparison to the second quarter of 2006, the impact of foreign currency translation for the Company increased second quarter 2007 sales and pre-tax income by $35.2 million and $4.1 million respectively. For the first six months of 2007, the impact of foreign currency translation increased sales by $71.7 million and pre-tax income by $6.0 million compared with the same period in 2006.

OUTLOOK OVERVIEW
The Company's operations span several industries and products as discussed in
Part I, Item 1, "Business," of the Company's Form 10-K for the year ended December 31, 2006. On a macro basis, the Company is affected by non-residential and infrastructure construction and industrial maintenance and capital improvement activities; worldwide steel mill production and capacity utilization; industrial production volume; and the general business trend towards the outsourcing of services. The overall outlook for 2007 continues to be positive for these business drivers.

Both international and domestic Access Services activity remains strong. Operating performance in 2007 for this Segment has benefited, and is expected to continue to benefit, from increased non-residential and infrastructure

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


construction spending and industrial services activity in the Company's major markets; selective strategic investments or acquisitions in new markets and expansion of current product lines; further market penetration from new products; product cross-selling opportunities among the markets served by the three Access Services divisions; and enterprise business optimization opportunities including new technology applications, consolidated procurement, logistics and continuous process improvement initiatives. Further global expansion and market share gains are also expected from this Segment.

Overall, the outlook for the Mill Services Segment for the remainder of the year remains positive. To maintain pricing levels, a more disciplined and consolidated steel industry has been adjusting production levels to bring inventories in-line with current demand. On an overall basis, the Company expects global steel production to increase modestly in 2007, which would generally have a favorable effect on this Segment's revenues. In addition, new contract signings and start-ups are expected to have a positive impact on results in the second half of 2007. The Company continues to engage in enterprise business optimization initiatives designed to improve operating results and margins. However, the Company may experience higher operating costs, such as maintenance and energy that could have a negative impact on operating margins, to the extent these costs cannot be passed to customers.

The outlook for the Minerals & Rail Technologies, Services and Products ("all other") Category remains positive. Second half performance is again expected to continue to be led by Excell Minerals and the railway track maintenance services and equipment business. Excell Minerals is expected to continue to be accretive to earnings in the second half of 2007, as full integration into the Company occurs. While Excell Minerals is not expected to operate at the full capacity levels that it did in the second quarter, and metal prices are not expected to remain at the high levels seen in that quarter, the business is expected to be a positive contributor to third quarter and second half 2007 growth for this Category. Likewise, the railway track maintenance services and equipment business should continue to see improved year-over-year operating performance in 2007's remaining quarters, as well as longer term. New contract bidding activity for the business remains high (including the signing of a significant order from China in the second quarter of 2007), which also adds confidence to the longer-term outlook. The remaining businesses within this group are also expected to continue to operate at their current high levels of operating effectiveness.

The stable or improved market conditions for most of the Company's services and products and the significant investments made recently for acquisitions and growth-related capital expenditures provide the base for achieving the Company's stated 2007 growth objectives in diluted earnings per share from continuing operations and net cash provided by operating activities. The record performance for revenue and operating income achieved in the first six months of 2007 provides a solid foundation towards achieving the full-year objectives.

--------------------------------------------------------------------------------------------------------------
                                                         REVENUES BY REGION
--------------------------------------------------------------------------------------------------------------
                                        TOTAL REVENUES
                                     THREE MONTHS ENDED                    PERCENTAGE GROWTH FROM
                                            JUNE 30                             2006 TO 2007
-------------------------------   ---------------------------   ----------------------------------------------
(DOLLARS IN MILLIONS)                 2007           2006          VOLUME          CURRENCY          TOTAL
-------------------------------   ------------   ------------   ------------     ------------     ------------
Europe                            $      474.3   $      392.7           13.4%             7.4%            20.8%
North America                            338.6          266.7           26.8              0.2             27.0
Latin America                             52.3           41.3           18.7              7.8             26.5
Middle East and Africa                    51.2           38.6           34.7             (2.2)            32.5
Asia/Pacific                              29.7           26.7           (0.4)            11.7             11.3
-------------------------------   ------------   ------------   ------------     ------------     ------------
Total                             $      946.1   $      766.0           18.9%             4.6%            23.5%
===============================   ============   ============   ============     ============     ============


--------------------------------------------------------------------------------------------------------------
                                                            REVENUES BY REGION
--------------------------------------------------------------------------------------------------------------
                                        TOTAL REVENUES
                                       SIX MONTHS ENDED                    PERCENTAGE GROWTH FROM
                                            JUNE 30                             2006 TO 2007
-------------------------------   ---------------------------   ----------------------------------------------
(DOLLARS IN MILLIONS)                 2007           2006          VOLUME          CURRENCY          TOTAL
-------------------------------   ------------   ------------   ------------    ------------     ------------
Europe                            $      917.8   $      735.6           15.8%            9.0%            24.8%
North America                            615.6          500.2           23.1             0.0             23.1
Latin America                             97.8           81.5           15.7             4.3             20.0
Middle East and Africa                    92.6           79.5           20.2            (3.7)            16.5
Asia/Pacific                              62.4           51.3           11.9             9.7             21.6
-------------------------------   ------------   ------------   ------------    ------------     ------------
Total                             $    1,786.2   $    1,448.1           18.4%            4.9%            23.3%
===============================   ============   ============   ============    ============     ============

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


2007 HIGHLIGHTS
The following significant items affected the Company overall during the second quarter and first six months of 2007, in comparison with the second quarter and first six months of 2006:

COMPANY WIDE:
-------------
o Continued strong worldwide economic activity, as well as the strong earnings performance of the Excell Minerals acquisition, benefited the Company in the second quarter and first six months of 2007. This included increased access equipment services, especially in North America and Europe; increased global demand for railway track maintenance services and equipment; and increased demand for air-cooled heat exchangers and industrial grating products.
o Consistent with its overall strategic focus on global industrial services businesses, the Company announced in January 2007 its intention to divest the Gas Technologies manufacturing business group.
o During the first six months of 2007, international sales and operating income were 68% and 66%, respectively, of total sales and operating income. This compares with the first six months of 2006 levels of 68% of sales and 75% of operating income. The Excell Minerals acquisition, based principally in the U.S., and the performance of the U.S. Access Services business have increased the percentage of domestic operating income in 2007.

ACCESS SERVICES SEGMENT:
------------------------

                                                       THREE MONTHS                     SIX MONTHS
                                                       ENDED JUNE 30                   ENDED JUNE 30
---------------------------------------------   ----------------------------    ----------------------------
(DOLLARS IN MILLIONS)                               2007            2006            2007            2006
---------------------------------------------   ------------    ------------    ------------    ------------
Revenues                                        $      360.9    $      269.7    $      677.1    $      495.5
Operating income                                        49.3            36.7            84.3            53.4
Operating margin percent                                13.7%           13.6%           12.5%           10.8%
=============================================   ============    ============    ============    ============


ACCESS SERVICES SEGMENT - SIGNIFICANT IMPACTS ON REVENUES
---------------------------------------------------------

                                                                                THREE MONTHS      SIX MONTHS
                                                                                ENDED JUNE 30    ENDED JUNE 30
----------------------------------------------------------------------------    -------------    -------------
(IN MILLIONS)
----------------------------------------------------------------------------    -------------    -------------
Revenues - 2006                                                                 $       269.7    $       495.5
Net increased volume and new business                                                    53.9            107.3
Acquisitions                                                                             23.3             43.9
Impact of foreign currency translation                                                   14.1             30.4
Other                                                                                    (0.1)             --
----------------------------------------------------------------------------    -------------    -------------
Revenues - 2007                                                                 $       360.9    $       677.1
============================================================================    =============    =============

ACCESS SERVICES SEGMENT - SIGNIFICANT IMPACTS ON OPERATING INCOME:

o In the second quarter and first six months of 2007, the international access services business, and Eastern Europe in particular, continued to improve due to increased non-residential and infrastructure construction spending. The Company has also benefited from its recent rental equipment capital investments made in these markets. Equipment rentals, particularly in the construction sector, are the highest margin revenue source in this Segment.
o The North American non-residential construction and industrial services markets continued strong in the second quarter and first six months of 2007. This had a positive effect on volume which caused overall margins and operating income in North America to improve.
o The 2006 MyATH (Chile) and Cleton (Northern Europe) acquisitions were accretive to earnings in the second quarter and first six months of 2007.
o The impact of foreign currency translation in the second quarter and first six months of 2007 increased operating income for this Segment by $1.8 million and $2.7 million, respectively, compared with the second quarter and first six months of 2006.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


MILL SERVICES SEGMENT:
----------------------

                                                       THREE MONTHS                     SIX MONTHS
                                                       ENDED JUNE 30                   ENDED JUNE 30
---------------------------------------------   ----------------------------    ----------------------------
(DOLLARS IN MILLIONS)                               2007            2006            2007            2006
---------------------------------------------   ------------    ------------    ------------    ------------
Revenues                                        $      380.8    $      344.3    $      741.6    $      670.5
Operating income                                        36.7            38.5            69.0            72.1
Operating margin percent                                 9.6%           11.2%            9.3%           10.8%
=============================================   ============    ============    ============    ============



MILL SERVICES SEGMENT - SIGNIFICANT IMPACTS ON REVENUES
-------------------------------------------------------

                                                                                THREE MONTHS      SIX MONTHS
                                                                                ENDED JUNE 30    ENDED JUNE 30
----------------------------------------------------------------------------    -------------    -------------
(IN MILLIONS)
----------------------------------------------------------------------------    -------------    -------------
Revenues - 2006                                                                 $       344.3    $       670.5
Impact of foreign currency translation                                                   19.5             38.7
Increased volume and new business                                                         8.0             21.6
Acquisitions                                                                              9.0             10.8
----------------------------------------------------------------------------    -------------    -------------
Revenues - 2007                                                                 $       380.8    $       741.6
============================================================================    =============    =============

MILL SERVICES SEGMENT - SIGNIFICANT IMPACTS ON OPERATING INCOME:

o Despite overall increased volume, operating income for the second quarter and first six months of 2007 was negatively impacted by increased operating and maintenance expenses, unplanned outages at a number of mills, and lower steel production in certain regions, particularly in North America.
o Foreign currency translation in the second quarter and first six months of 2007 increased operating income for this Segment by $2.3 million and $4.0 million, respectively, compared with the second quarter and first six months of 2006.

MINERALS & RAIL TECHNOLOGIES, SERVICES AND PRODUCTS ("ALL OTHER") CATEGORY:
---------------------------------------------------------------------------

                                                       THREE MONTHS                     SIX MONTHS
                                                       ENDED JUNE 30                   ENDED JUNE 30
---------------------------------------------   ----------------------------    ----------------------------
(DOLLARS IN MILLIONS)                               2007            2006            2007            2006
---------------------------------------------   ------------    ------------    ------------    ------------
Revenues                                        $      204.4    $      152.1    $      367.5    $      282.1
Operating income                                        50.5            22.0            69.9            37.4
Operating margin percent                                24.7%           14.5%           19.0%           13.3%
=============================================   ============    ============    ============    ============

MINERALS & RAIL TECHNOLOGIES, SERVICES AND PRODUCTS ("ALL OTHER") CATEGORY -
----------------------------------------------------------------------------
SIGNIFICANT IMPACTS ON REVENUES
-------------------------------

                                                                                THREE MONTHS     SIX MONTHS
                                                                                ENDED JUNE 30   ENDED JUNE 30
----------------------------------------------------------------------------    ------------    ------------
(IN MILLIONS)
----------------------------------------------------------------------------    ------------    ------------
Revenues - 2006                                                                 $      152.1    $      282.1
Acquisitions                                                                            40.0            61.6
Industrial grating products                                                              6.9            11.9
Air-cooled heat exchangers                                                               6.2            11.0
Railway track maintenance services and equipment                                        (0.1)            2.9
Impact of foreign currency translation                                                   1.6             2.6
Roofing granules and abrasives                                                          (2.4)           (5.5)
Boiler and process equipment                                                            (0.7)           (0.3)
Other                                                                                    0.8             1.2
----------------------------------------------------------------------------    ------------    ------------
Revenues - 2007                                                                 $      204.4    $      367.5
============================================================================    ============    ============

MINERALS & RAIL TECHNOLOGIES, SERVICES AND PRODUCTS ("ALL OTHER") CATEGORY - SIGNIFICANT IMPACTS ON OPERATING INCOME:

o The Excell Minerals acquisition was accretive to the Category's performance in the second quarter and first six months of 2007. During the second quarter of 2007, Excell Minerals had record volumes due to strong customer demand for the division's high-value materials as well as favorable market pricing. Additionally, during the entire quarter, Excell's major processing locations operated at maximum capacity.
o This Category benefited from a $3.2 million pre-tax gain on the sale of an asset in the second quarter of 2007.
o Operating income of the air-cooled heat exchangers business continued to benefit from increased volume resulting from a strong natural gas market during the second quarter and first six months of 2007.
o Increased second quarter and first six months 2007 operating income for the industrial grating products business was due principally to strong demand, partially offset by higher material costs.
o The railway track maintenance services and equipment business delivered increased income in the second quarter and first six months of 2007 compared with the second quarter and first six months of 2006, due to increased volume and reduced operating expenses for contract services, partially offset by lower equipment sales volume.
o Despite lower volume for the roofing granules and abrasives business in the second quarter and first six months of 2007, operating income increased due to price increases necessitated by higher costs.
o Operating income for the boiler and process equipment business was slightly lower in the second quarter and first six months of 2007 compared with the comparable periods for 2006, due to decreased equipment sales and increased commodity costs.
o Foreign currency translation in the second quarter and first six months of 2007 increased operating income for this Category by $0.5 million and $0.7 million, respectively, compared with the second quarter and first six months of 2006.


OUTLOOK, TRENDS AND STRATEGIES
Looking to the remainder of 2007 and beyond, the following significant items, trends and strategies are expected to affect the Company:

COMPANY WIDE:
-------------
o The Company will continue its disciplined focus on expanding the industrial services businesses, with a particular emphasis on growing the Access Services and Mill Services Segments, especially in emerging economies, and other specialized services. Growth is expected to be achieved through the provision of additional services to existing customers, new contracts in both developed and emerging markets, and strategic acquisitions, such as the February 2007 acquisition of Excell Minerals. Additionally, new higher-margin service and sales opportunities in railway track maintenance services and equipment will be pursued globally.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


o In January 2007, the Company announced its intention to divest the Gas Technologies manufacturing business. This decision is consistent with the Company's overall strategic focus on industrial services businesses. The divestiture is expected to be completed in the second half of 2007.
o The Company will continue to invest in selective strategic acquisitions and growth capital investments; however, management will continue to be very selective in allocating capital, choosing projects with the highest Economic Value Added ("EVA(R)") potential.
o A strong focus on corporate-wide expansion into emerging economies is expected in the coming years. More specifically, within the next three to five years, a focused strategy of the Company is to approximately double its presence in the Latin American, Asia-Pacific, Middle East and Africa, and Eastern European markets to approximately 30% of total revenues.
o The Company will continue to implement enterprise business optimization initiatives across the Company to further enhance margins for most businesses, especially the Mill Services Segment. These initiatives include improved supply-chain and logistics management and added emphasis on global procurement. The Company will continue to use its increased size and leverage due to recent acquisitions to reduce procurement costs and focus on additional opportunities for cost reductions via procurement in low-cost countries.
o The Company expects strong cash flow from operating activities in 2007, exceeding the record of $409 million achieved in 2006. This, combined with the expected cash from the Gas Technologies Segment divestiture, as well as other asset sales, will support both the Company's growth initiatives and help reduce debt.
o The continued growth of the Chinese steel industry, as well as other Asian emerging economies, could impact the Company in several ways. Increased steel mill production in China, and in other Asian countries, may provide additional service opportunities for the Mill Services Segment. However, increased Asian steel exports could result in lower steel production in other parts of the world, affecting the Company's customer base. Additionally, continued increased Chinese economic activity may result in increased commodity costs in the future, which may adversely affect the Company's manufacturing businesses. The potential impact of these risks is currently unknown.
o Volatility in energy and commodity costs (e.g., fuel, natural gas, steel, etc.) and worldwide demand for these commodities could have an adverse effect on the Company's operating costs and ability to obtain the necessary raw materials. Cost increases could result in reduced operating income for certain products, to the extent that such costs cannot be passed on to customers. The effect of continued Middle East armed hostilities on the cost of fuel and commodities is currently unknown, but it could have a significant effect.
o The armed hostilities in the Middle East could also have a significant effect on the Company's operations in the region. The potential impact of this risk is currently unknown. This exposure is further discussed in Part II, Item 1A, "Risk Factors."
o Foreign currency translation had an overall favorable effect on the Company's sales, operating income and Stockholders' Equity during the first half of 2007. If the U.S. dollar strengthens, particularly in relationship to the euro or British pound sterling, the impact on the Company would generally be negative in terms of reduced sales, income and Stockholders' Equity.
o Total pension expense (defined benefit, defined contribution and multi-employer) for 2007 is expected to be higher than the 2006 level due to increased volume which affects defined contribution and multi-employer pension expense. On a comparative basis, total pension expense in the first half of 2007 was $4.9 million higher than the first half of 2006 due principally to increased defined contribution and multi-employer pension expense resulting from increased volume in the Access Services Segment and $1.5 million as a result of a one-time curtailment loss in the first quarter of 2007 related to the Gas Technologies Segment.
o Defined benefit pension expense decreased $0.3 million in the first half of 2007 compared to the first half of 2006 due primarily to higher plan asset bases in 2007 resulting from cash contributions and significant returns on plan assets in 2006. The decreases were partially offset by plan curtailment losses in the U.S. in the Gas Technologies Segment and in the railway track maintenance services and equipment business. Defined benefit pension expense is expected to decline for the full year 2007 compared with 2006 due to the significant level of cash contributions, including voluntary cash contributions to the defined benefit pension plans (approximately $10.6 million during 2006 and $16.9 million during 2005, mostly to the U.K. plan), which will have a positive effect on current and future years' pension expense, as well as the higher-than-expected plan asset returns in 2006. The Company's pension task force continues to evaluate alternative strategies to further mitigate overall pension expense, including the on-going evaluation of investment fund managers' performance; the balancing of plan assets and liabilities; the risk assessment of all multi-employer pension plans; the possible merger of certain plans; the consideration of incremental cash contributions to certain plans; and other changes that should mitigate future volatility and expense.
o Changes in worldwide interest rates, particularly in the U.S. and Europe, could have a significant effect on the Company's overall interest expense, as approximately 58% of the Company's borrowings are at variable interest rates as of June 30, 2007 (in comparison to approximately 48% at December 31, 2006). The Company manages the mix of fixed-rate and floating-rate debt to preserve adequate funding flexibility, as well as control the effect of interest-rate changes on consolidated interest expense.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


ACCESS SERVICES SEGMENT:
------------------------
o Both the international and domestic Access Services businesses have experienced buoyant markets that are expected to continue throughout 2007. Specifically, international and North American non-residential and infrastructure construction activity continues at historically high volume levels. Additionally, recent product-line additions continue to benefit growth in North America.

MILL SERVICES SEGMENT:
----------------------
o To maintain pricing levels, a more disciplined and consolidated steel industry has been adjusting production levels to bring inventories in-line with current demand. On an overall basis, the Company expects global steel production to increase modestly in 2007, which would generally have a favorable effect on this Segment's revenues.
o Further consolidation in the global steel industry is possible. Should additional transactions occur involving some of the steel industry's larger companies that are customers of the Company, it would result in an increase in concentration of revenues and credit risk for the Company. If a large customer were to experience financial difficulty, or file for bankruptcy protection, it could adversely impact the Company's income, cash flows and asset valuations. As part of its credit risk management practices, the Company closely monitors the credit standing and accounts receivable position of its customer base. Further consolidation may also increase pricing pressure on the Company and the competitive risk of services contracts which are due for renewal. Conversely, such consolidation may provide additional service opportunities for the Company as the Company believes it is well-positioned competitively.
o The Company will continue to place significant emphasis on improving operating margins of this Segment. Margin improvements are most likely to be achieved through internal enterprise business optimization efforts such as global procurement initiatives; process improvement programs; technology enhancements; maintenance best practices programs; and reorganization actions.

MINERALS & RAIL TECHNOLOGIES, SERVICES AND PRODUCTS ("ALL OTHER") CATEGORY:
---------------------------------------------------------------------------
o The Company will focus on expanding globally Excell Minerals' value-added services of extracting high-value metallic content from slag and responsibly handling and recycling residual materials.
o Market pricing volatility for some of the high-value materials involved in Excell Minerals services could affect the operating results for this business either favorably or unfavorably.
o International demand for the railway track maintenance services and equipment business's products and services is expected to be strong in the long term. A large equipment order recently signed with China is an example of the underlying strength of the international markets. Due to long-lead times, this order is expected to generate revenues beginning in 2008 and beyond. In addition, increased volume of higher-margin contract services and enterprise business optimization initiatives are expected to improve margins on a long-term basis.
o Worldwide supply and demand for steel could have an adverse impact on raw material costs and the ability to obtain the necessary raw materials for several businesses in this Category. The Company has implemented certain strategies and plans to help ensure continued product supply to our customers and mitigate the potentially negative impact that rising steel prices could have on operating income.
o The abrasives business and, to a lesser extent, roofing granules are expected to continue to perform well long-term, although operating margins could be impacted by volatile energy prices that affect both production and transportation costs. This business has pursued the use of more energy-efficient equipment to help mitigate future energy-related increases.
o Due to a strong natural gas market and additional North American opportunities, demand for air-cooled heat exchangers is expected to remain strong for 2007.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION



RESULTS OF OPERATIONS

---------------------------------------------------------------------------------------------------------------------------------
                                                                          THREE MONTHS                        SIX MONTHS
                                                                          ENDED JUNE 30                      ENDED JUNE 30
                                                                  -----------------------------     -----------------------------
(DOLLARS ARE IN MILLIONS, EXCEPT PER SHARE AND PERCENTAGES)           2007             2006              2007             2006
---------------------------------------------------------------   ------------     ------------     ------------     ------------
Revenues from continuing operations                               $      946.1     $      766.0     $    1,786.2     $    1,448.1
Cost of services and products sold                                       683.3            552.2          1,308.9          1,054.6
Selling, general and administrative expenses                             127.3            115.1            255.1            227.3
Other (income) expenses                                                   (1.0)             1.7             (1.9)             3.5
Operating income from continuing operations                              135.8             96.4            222.4            161.5
Interest expense                                                          20.5             14.6             39.1             28.7
Income tax expense from continuing operations                             37.4             27.5             59.0             44.5
Income from continuing operations                                         77.0             53.2            122.5             85.8
Income from discontinued operations                                        6.0              0.7              8.2              2.3
Net income                                                                83.1             53.9            130.7             88.1
Diluted earnings per common share from continuing operations              0.91             0.63             1.45             1.02
Diluted earnings per common share                                         0.98             0.64             1.54             1.04
Effective income tax rate for continuing operations                       32.0%            33.3%            31.7%            33.1%
Consolidated effective income tax rate                                    31.8%            33.2%            31.5%            33.0%
---------------------------------------------------------------   ------------     ------------     ------------     ------------

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


COMPARATIVE ANALYSIS OF CONSOLIDATED RESULTS

REVENUES
Revenues for the second quarter of 2007 increased $180.1 million or 24% from the second quarter of 2006. Revenues for the first six months of 2007 increased $338.1 million or 23% from the first six months of 2006. These increases were attributable to the following significant items:

                                                                                                 SECOND           SIX
CHANGES IN REVENUES - 2007 VS. 2006                                                              QUARTER         MONTHS
-------------------------------------------------------------------------------------------   ------------    ------------
(IN MILLIONS)
-------------------------------------------------------------------------------------------   ------------    ------------
Effect of business acquisitions in the Minerals & Rail Technologies, Services and             $       72.3    $      116.3
     Products ("all other") Category ($40.0 million and $61.6 million, for the second quarter and six months, respectively), the Access Services Segment ($23.3 million and $43.9 million, for the second quarter and six months, respectively) and the Mill
     Services Segment ($9.0 million and $10.8 million, for the second quarter and six months, respectively)
Net increased revenues (excluding acquisitions) in the Access Services Segment due                    53.9           107.3
     principally to the continued strength of both the North American and international businesses (particularly in Europe)
Effect of foreign currency translation                                                                35.2            71.7
Net increased volume, new contracts and sales price changes in the Mill Services Segment               8.0            21.6
     (excluding acquisitions)
Increased revenues in the industrial grating products business due to continued strong                 6.9            11.9
     demand
Increased revenues of the air-cooled heat exchangers business due to a continued strong                6.2            11.0
     natural gas market
Increased revenues in the railway track maintenance services and equipment business due                 --             2.9
     to increased contract services and repair parts sales, partially offset by decreased rail equipment sales
Decreased revenues in the railway track maintenance services and equipment business due               (0.1)             --
     to decreased rail equipment sales, mostly offset by increased contract services and repair parts sales
Other (minor changes across the various units not already mentioned)                                  (2.3)           (4.6)
-------------------------------------------------------------------------------------------   ------------    ------------
Total Change in Revenues - 2007 vs. 2006                                                      $      180.1    $      338.1
===========================================================================================   ============    ============

COST OF SERVICES AND PRODUCTS SOLD
Cost of services and products sold for the second quarter of 2007 increased $131.1 million, or 24%, from the second quarter of 2006, consistent with the 24% increase in revenues. Cost of services and products sold for the first six months of 2007 increased $254.3 million, or 24%, from the first six months of 2006, slightly higher than the 23% increase in revenues. These increases were attributable to the following significant items:

                                                                                                 SECOND           SIX
CHANGES IN COST OF SERVICES AND PRODUCTS SOLD - 2007 VS. 2006                                    QUARTER         MONTHS
-------------------------------------------------------------------------------------------   ------------    ------------
(IN MILLIONS)
-------------------------------------------------------------------------------------------   ------------    ------------
Increased costs due to increased revenues (exclusive of the effect of foreign currency        $       44.3    $       93.8
     translation and business acquisitions and including the impact of increased costs included in selling prices)
Effect of business acquisitions                                                                       43.1            78.9
Effect of foreign currency translation                                                                26.6            54.0
Other (product/service mix and increased equipment maintenance costs, partially offset by             17.1            27.6
     enterprise business optimization initiatives and volume-related efficiencies)
-------------------------------------------------------------------------------------------   ------------    ------------
Total Change in Cost of Services and Products Sold - 2007 vs. 2006                            $      131.1    $      254.3
===========================================================================================   ============    ============

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative ("SG&A") expenses for the second quarter of 2007 increased $12.3 million or 11% from the second quarter of 2006, a lower rate than the 24% increase in revenues. SG&A expenses for the first six months of 2007 increased $27.8 million or 12% from the first six months of 2006, a lower rate than the 23% increase in revenues. The increases in SG&A expenses were attributable to the following significant items with the principal driver being the continued expansion of the business:

                                                                                                 SECOND           SIX
CHANGES IN SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - 2007 VS. 2006                          QUARTER         MONTHS
-------------------------------------------------------------------------------------------   ------------    ------------
(IN MILLIONS)
-------------------------------------------------------------------------------------------   ------------    ------------
Effect of business acquisitions                                                               $        6.4    $       10.1
Effect of foreign currency translation                                                                 4.3             9.6
Increased compensation expense due to salary increases, increased headcount and employee incentive plan costs due to improved performance, as well
    as higher commissions due to increased volume                                                      3.0             7.6
Other                                                                                                 (1.4)            0.5
-------------------------------------------------------------------------------------------   ------------    ------------
Total Change in Selling, General and Administrative
     Expenses - 2007 vs. 2006                                                                 $       12.3    $       27.8
===========================================================================================   ============    ============

OTHER (INCOME) EXPENSES
This income statement classification includes impaired asset write-downs associated with exit activities, employee termination benefit costs and other costs to exit activities, offset by net gains on the disposal of non-core assets. Net Other income was $1.0 million in the second quarter of 2007, compared with expense of $1.7 million in the comparable 2006 period. Net Other income was $1.9 million in the first six months of 2007, compared with expense of $3.5 million in the first six months of 2006. These variances were attributable to the following significant items:

                                                                                                 SECOND           SIX
CHANGES IN OTHER (INCOME) EXPENSES - 2007 VS. 2006                                               QUARTER         MONTHS
-------------------------------------------------------------------------------------------   ------------    ------------
(IN MILLIONS)
-------------------------------------------------------------------------------------------   ------------    ------------
Increase in net gains on the disposal of non-core assets                                      $       (1.6)   $       (3.1)
Decrease in other exit costs due principally to a loss on a sublease in the first quarter
     of 2006 and certain contract termination costs in the second quarter of 2006                     (0.7)           (1.6)
Decrease in employee termination benefit costs                                                        (0.7)           (1.0)
Increase in asset impairment costs                                                                     0.3             0.3
-------------------------------------------------------------------------------------------   ------------    ------------
Total Change in Other (Income) Expenses - 2007 vs. 2006                                       $       (2.7)   $       (5.4)
===========================================================================================   ============    ============

INTEREST EXPENSE
Interest expense for the second quarter of 2007 increased $5.9 million or 41% from the second quarter of 2006. For the first six months of 2007, interest expense increased $10.4 million or 36% from the first six months of 2006. These increases were principally due to increased borrowings to finance business acquisitions and higher interest rates on variable-rate borrowings. Additionally, there was approximately $0.6 million and $1.4 million of increased interest expense due to the effect of foreign currency translation in the second quarter and first six months of 2007, respectively.

INCOME TAX EXPENSE FROM CONTINUING OPERATIONS
The increase from comparable 2006 periods in income tax expense from continuing operations for the second quarter and first six months of 2007 of $9.8 million or 36% and $14.5 million or 32%, respectively, was primarily due to increased earnings from continuing operations, partially offset by a decrease in the effective income tax rate from continuing operations. The effective income tax rates of 32.0% and 31.7% for the second quarter and first six months of 2007, respectively, compared with 33.3% and 33.1% for the second quarter and first six months of 2006, respectively. The decrease in the effective income tax rate for the second quarter and first six months of 2007 was primarily due to book-to-tax-return adjustments in certain foreign jurisdictions, settlement of audits in certain state jurisdictions and the recognition of previously unrecognized tax benefits in certain foreign jurisdictions. Book-to-tax-return adjustments represent changes to prior estimates upon the filing of tax returns.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


INCOME FROM CONTINUING OPERATIONS
Income from continuing operations increased $23.9 million or 45% in the second quarter of 2007 compared with the second quarter of 2006. Income from continuing operations increased $36.7 million or 43% in the first six months of 2007 compared with the first six months of 2006. These increases resulted from strong demand for most of the Company's services and products and the net effect of business acquisitions and divestitures.

INCOME FROM DISCONTINUED OPERATIONS
Income from discontinued operations increased $5.3 million or 743% in the second quarter of 2007 compared with the second quarter of 2006. Income from discontinued operations increased $5.9 million or 252% in the first six months of 2007 compared with the first six months of 2006. This was primarily due to increased income from the operations of the Gas Technologies Segment ($7.7 million and $10.8 million in the second quarter and first six months of 2007, respectively), partially offset by transaction costs related to the anticipated sale of this Segment ($0.6 million and $2.9 million in the second quarter and first six months of 2007, respectively).

NET INCOME AND EARNINGS PER SHARE
Net income of $83.1 million and diluted earnings per share of $0.98 in the second quarter of 2007 exceeded the second quarter of 2006 by $29.2 million and $0.34, respectively. Net income of $130.7 million and diluted earnings per share of $1.54 in the first six months of 2007 exceeded the first six months of 2006 by $42.6 million and $0.50, respectively. These increases are primarily due to increased income from continuing operations for the reasons described above.


LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW
During the first six months of 2007, the Company generated $196.6 million in operating cash, 6.7% higher than the $184.3 million in the first six months of 2006. This significant source of cash in the first six months of 2007, combined with cash on-hand, enabled the Company to invest $201.2 million in capital expenditures (almost 50% of which were for revenue growth projects), in addition to paying $29.8 million in stockholder dividends.

During the first half of 2007, the Company's value-based management system continued to deliver results by creating increased economic value. Significant improvement in Economic Value Added ("EVA(R)") was achieved in the first half of 2007 and the Company's return on invested capital improved 180 basis points from the comparable 2006 period. The Company's value-based management system is more fully described in the 2006 Annual Report.

The Company's net cash borrowings increased $241.2 million in the first six months of 2007, but decreased $23.9 million in the second quarter of 2007. The increase for the first six months of 2007 is primarily due to business acquisitions, principally the first quarter Excell Minerals acquisition. Balance sheet debt, which is affected by foreign currency translation, increased $256.8 million from December 31, 2006. In the second quarter of 2007, the debt to total capital ratio decreased from 52.6% at March 31, 2007 to 50.4% at June 30, 2007 due principally to a $99.9 million increase in Stockholders' Equity. Debt to total capital was 48.1% at December 31, 2006.

The Company's strategy remains to redeploy discretionary cash for growth and international diversification in the Access Services Segment; in long-term, high-return and high-renewal-rate services contracts for the Mill Services Segment, principally in emerging economies; for growth and international diversification in the Minerals & Rail Technologies, Services and Products ("all other") Category; and for selective bolt-on acquisitions in the industrial services businesses. The Company also foresees continuing its long and consistent history of paying dividends to stockholders and paying down debt.

The Company is also focused on improved working capital management. Specifically, accounts receivable in the Access Services and Mill Services Segments and inventory levels in the manufacturing businesses will continue to be scrutinized and challenged to improve the Company's use of funds.

SOURCES AND USES OF CASH
The Company's principal sources of liquidity are cash from operations and short-term borrowings under its various credit agreements, augmented periodically by cash proceeds from asset sales. The sale of the Gas Technologies Segment, currently held-for-sale, is expected to provide a significant source of cash in the second half of 2007.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


The primary drivers of the Company's cash flow from operations are the Company's sales and income, particularly in the services businesses. The Company's long-term Mill Services contracts provide predictable cash flows for several years into the future. (See "Certainty of Cash Flows" section for additional information on estimated future revenues of Mill Services contracts and order backlogs for the Company's manufacturing businesses and railway track maintenance services and equipment business). Cash returns on capital investments made in prior years, for which no cash is currently required, are a significant source of operating cash. Depreciation expense related to these investments is a non-cash charge. The Company also strives to maintain working capital at a manageable level based upon the requirements and seasonality of the businesses.

Major uses of operating cash flows and borrowed funds include payroll costs and related benefits; pension funding payments; inventory purchases; raw material purchases for the manufacturing businesses; income tax payments; debt principal and interest payments; insurance premiums and payments of self-insured casualty losses; and machinery, equipment, automobile and facility rental payments. Other primary uses of cash include capital investments, principally in the industrial services businesses; and dividend payments. Cash may also be used for selective bolt-on acquisitions as the appropriate opportunities arise.

In addition to cash requirements previously disclosed in the Company's 2006 10-K, the Company has a current liability for uncertain tax benefits of $0.9 million. An additional $46.5 million is classified as a long-term liability for uncertain tax benefits. See Note H, "Income Taxes," for additional information on uncertain tax benefits.

     RESOURCES AVAILABLE FOR CASH REQUIREMENTS - The Company has various credit facilities and commercial paper programs available for use throughout the world. The following table illustrates the amounts outstanding under credit facilities and commercial paper programs and available credit at June 30, 2007.

SUMMARY OF CREDIT FACILITIES AND
COMMERCIAL PAPER PROGRAMS                                 AS OF JUNE 30, 2007
-----------------------------------------------------------------------------------------
                                                 FACILITY      OUTSTANDING    AVAILABLE
(IN MILLIONS)                                     LIMIT          BALANCE        CREDIT
--------------------------------------------   ------------   ------------   ------------
U.S. commercial paper program                  $      550.0   $      383.7   $      166.3

Euro commercial paper program                         268.8          208.9           59.9

Revolving credit facility (a)                         450.0             --          450.0

Supplemental credit facilities (a)                    325.0             --          325.0

Bilateral credit facility (b)                          50.0             --           50.0
--------------------------------------------   ------------   ------------   ------------

TOTALS AT JUNE 30, 2007                        $    1,643.8   $      592.6   $    1,051.2 (C)
============================================   ============   ============   ============

(a)  U.S.-based program
(b)  International-based program
(c) Although the Company has significant available credit, it is the Company's policy to limit aggregate commercial paper and credit facility borrowings at any one time to a maximum of $825 million.

During the second quarter of 2007, the Company entered into a short-term bank loan with the Royal Bank of Scotland Finance (Ireland) for $125 million. The proceeds from this loan were used to pay down borrowings under the U.S. commercial paper program. This credit agreement terminates upon repayment, but no later than December 31, 2007.

For more information on the Company's credit facilities and long-term notes, see
Note 6, "Debt and Credit Agreements," to the Company's Form 10-K for the year ended December 31, 2006.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


     CREDIT RATINGS AND OUTLOOK - The following table summarizes the Company's debt ratings at June 30, 2007:
                                               U.S.-BASED
                          LONG-TERM NOTES   COMMERCIAL PAPER       OUTLOOK
-----------------------   ---------------   ----------------   ----------------
Standard & Poor's (S&P)          A-                A-2              Stable
Moody's                          A3                P-2              Stable
Fitch                            A-                F2               Stable
-----------------------   ---------------   ----------------   ----------------

The Company's euro-based commercial paper program has not been rated since the euro market does not require it. In January 2007, Fitch reaffirmed its A- and F2 ratings for the Company's long-term notes and U.S. commercial paper, respectively, and its stable outlook. In March 2007, S&P reaffirmed its A- and A-2 ratings for the Company's long-term notes and U.S. commercial paper, respectively, and its stable outlook. In May 2007, Moody's reaffirmed its A3 and P-2 ratings for the Company's long-term notes and U.S. commercial paper, respectively, and its stable outlook. A downgrade to the Company's credit ratings would probably increase borrowing costs to the Company, while an improvement in the Company's credit ratings would probably decrease borrowing costs to the Company.

     WORKING CAPITAL POSITION - Changes in the Company's working capital are reflected in the following table:

                                                              JUNE 30       DECEMBER 31     INCREASE
(DOLLARS ARE IN MILLIONS)                                       2007           2006        (DECREASE)
---------------------------------------------------------   ------------   ------------   ------------
CURRENT ASSETS
   Cash and cash equivalents                                $       95.9   $      101.2   $       (5.3)
   Accounts receivable, net                                        812.6          753.2           59.4
   Inventories                                                     240.7          285.2          (44.5)
   Other current assets                                             76.9           88.4          (11.5)
   Assets held-for-sale                                            290.3            3.6          286.7
---------------------------------------------------------   ------------   ------------   ------------
       Total current assets                                      1,516.4        1,231.6          284.8
---------------------------------------------------------   ------------   ------------   ------------

CURRENT LIABILITIES
   Notes payable and current maturities                            416.1          198.2          217.9
   Accounts payable                                                288.8          287.0            1.8
   Accrued compensation                                             85.4           95.0           (9.6)
   Income taxes payable                                             45.7           62.0          (16.3)
   Other current liabilities                                       302.9          268.6           34.3
   Liabilities associated with assets held-for-sale                 57.6             --           57.6
---------------------------------------------------------   ------------   ------------   ------------
       Total current liabilities                                 1,196.5          910.8          285.7
---------------------------------------------------------   ------------   ------------   ------------
WORKING CAPITAL                                             $      319.9   $      320.8   $       (0.9)
---------------------------------------------------------   ------------   ------------   ------------
CURRENT RATIO                                                      1.3:1          1.4:1
=========================================================   ============   ============   ============

Working capital remained flat for the six months ending 2007 due principally to the following factors:

o Notes payable and current maturities increased $217.9 million primarily due to an increase in short-term debt resulting from the Excell Minerals acquisition.

o Assets held-for-sale increased $286.7 million and liabilities associated with assets held-for-sale increased $57.6 million due to the reclassification of the Gas Technologies Segment to Discontinued Operations in the first quarter of 2007. All related assets and liabilities are classified as held-for-sale as of June 30, 2007.

o Accounts receivable increased $59.4 million due to higher sales and timing of collections in the international Access Services business as well as the Mill Services business. Additionally, accounts receivable increased due to the acquisition of Excell Minerals. Partially offsetting these increases was the reclassification of the Gas Technologies Segment to Discontinued Operations in the first quarter of 2007.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


o Inventories decreased $44.5 million due principally to the reclassification of the Gas Technologies Segment to Discontinued Operations in the first quarter of 2007. Partially offsetting this decrease was increased finished goods and raw materials inventories in the Minerals & Rail Technologies, Services and Products Category due to the Excell Minerals acquisition, higher material costs and increased inventories to meet expected customer demand. Also offsetting the decrease was increased finished goods in the international Access Services business to support increased demand.

CERTAINTY OF CASH FLOWS - The certainty of the Company's future cash flows is underpinned by the long-term nature of the Company's mill services contracts. At December 31, 2006, the Company's mill services contracts had estimated future revenues of $4.4 billion. As of June 30, 2007, the Company's continuing operations had an order backlog of $459.7 million for its Minerals & Rail Technologies, Services and Products businesses. This compares with $236.5 million at December 31, 2006 and $241.3 million at June 30, 2006. The increase from December 31, 2006 and June 30, 2006 is due principally to increased demand for certain products within the railway track maintenance services and equipment business, including a significant order from China received in the second quarter of 2007, as well as increased demand for heat exchangers and industrial grating. The railway track maintenance services and equipment business backlog includes a significant portion that will not be realized until 2008 and later due to the long leadtime necessary to build certain equipment, and the long-term nature of certain service contracts. Order backlog for scaffolding, shoring and forming services; for roofing granules and slag abrasives; and the reclamation and recycling of high-value content from steelmaking slag is excluded from the above amounts. These amounts are generally not relevant or quantifiable due to the short order lead times for certain services, the nature and timing of the products and services provided and equipment rentals with the ultimate length of the rental period often unknown.

The types of products and services that the Company provides are not subject to rapid technological change, which increases the stability of related cash flows. Additionally, each of the Company's businesses is among the top three companies (relative to sales) in the industries or markets the Company serves. Due to these factors, the Company is confident in its future ability to generate positive cash flows from operations.

CASH FLOW SUMMARY
The Company's cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

SUMMARIZED CASH FLOW INFORMATION
---------------------------------------------------------------------------------------
                                                               SIX MONTHS ENDED
                                                                    JUNE 30
                                                        -------------------------------
(IN MILLIONS)                                               2007               2006
-----------------------------------------------------   ------------       ------------
Net cash provided by (used in):
   Operating activities                                 $      196.6       $      184.3
   Investing activities                                       (419.6)            (161.7)
   Financing activities                                        211.8              (62.1)
   Effect of exchange rate changes on cash                       5.8                6.9
-----------------------------------------------------   ------------       ------------
   Net change in cash and cash equivalents              $       (5.3)(a)   $      (32.7)(a)
=====================================================   ============       ============

(a)  Does not total due to rounding

CASH FROM OPERATING ACTIVITIES - Net cash provided by operating activities in the first six months of 2007 was $196.6 million, an increase of $12.3 million (6.7%) from the first six months of 2006. The increased cash from operations was a result of the following factors:

o Higher net income in the first six months of 2007 compared with the first six months of 2006.

o Increased source of cash due principally to the timing of cash disbursements in the Mill Services Segment, international Access Services business and, to a lesser extent, the railway track maintenance services and equipment business. Partially offsetting these increases was a decrease in the Gas Technologies Segment.

o Increase in accrued taxes due principally to the timing of estimated payments.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


o Increase in other assets and liabilities primarily due to the timing of payments for insurance, settlement of an insurance liability in 2006 not repeated in 2007 and advances on contracts at the railway track maintenance services and equipment business.

o Partially offsetting the above cash sources was the timing of sales and accounts receivable collections, primarily in the Mill Services business and, to a lesser extent, in the railway track maintenance services and equipment business (due to the $20 million cash collection of a large sale in the first quarter of 2006 that was not repeated in the first quarter of
     2007), as well as the international Access Services business.

o Also offsetting the above cash sources were increased inventory purchases required to meet current demand principally in the Gas Technologies Segment, the international Access Services business and, to a lesser extent, the railway track maintenance services and equipment business.

     CASH USED IN INVESTING ACTIVITIES - In the first six months of 2007, cash used in investing activities consisted of a $227.3 million use of cash, principally related to the purchase of Excell Minerals in February 2007. Also, capital investments for the first six months of 2007 were $201.2 million. This was an increase of $34.4 million (20.6%) over the first six months of 2006. Almost 50% of the investments were for projects intended to grow future revenues with the remainder of the expenditures made generally to maintain the business. Investments were made predominantly in the industrial services businesses, with 55% in the Access Services Segment and 39% in the Mill Services Segment. Throughout the remainder of 2007 and into 2008, the Company plans to continue to invest in value creation projects including bolt-on acquisitions, principally in the industrial services businesses.

     CASH USED IN FINANCING ACTIVITIES - The following table summarizes the Company's debt and capital positions at June 30, 2007 and December 31, 2006.

                                                   JUNE 30       DECEMBER 31
(DOLLARS ARE IN MILLIONS)                            2007            2006
----------------------------------------------   ------------    ------------
Notes Payable and Current Maturities             $      416.1    $      198.2
Long-term Debt                                          903.7           864.8
----------------------------------------------   ------------    ------------
Total Debt                                            1,319.8         1,063.0
Total Equity                                          1,297.4         1,146.4
----------------------------------------------   ------------    ------------
Total Capital                                    $    2,617.2    $    2,209.4

Total Debt to Total Capital                              50.4%           48.1%
==============================================   ============    ============

The Company's debt as a percent of total capital as of June 30, 2007 increased from December 31, 2006. Overall debt increased due to the Excell Minerals acquisition, and to a lesser extent, to foreign currency translation resulting from the weakening of the U.S. dollar in comparison with the euro and the British pound sterling. Additionally, total equity increased due principally to the net income generated during the first six months of 2007.

DEBT COVENANTS
The Company's credit facilities and certain notes payable agreements contain covenants requiring a minimum net worth of $475 million and a maximum debt to capital ratio of 60%. Based on balances at June 30, 2007, the Company could increase borrowings by approximately $624.6 million and still be within its debt covenants. Alternatively, keeping all other factors constant, the Company's equity could decrease by approximately $418.4 million and the Company would still be in compliance with its covenants. The Company's 7.25% British pound sterling-denominated notes due October 27, 2010 also include a covenant that permits the note holders to redeem their notes, at par, in the event of a change in control of the Company. The Company expects to remain compliant with these debt covenants one year from now.

CASH AND VALUE-BASED MANAGEMENT
The Company plans to continue with its strategy of selective investing for strategic purposes for the foreseeable future. The goal of this strategy is to improve the Company's Economic Value Added ("EVA(R)") under the program that commenced January 1, 2002. Under this program, the Company evaluates strategic investments based upon the investment's economic profit. EVA equals after-tax operating profits less a charge for the use of the capital employed to create those profits (only the service cost portion of pension expense is included for EVA purposes). Therefore, value is created when a project or initiative produces a return above the cost of capital. Consistent with the first six months of 2007 results, meaningful improvement in EVA was achieved compared with the first six months of 2006.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                         PART I - FINANCIAL INFORMATION


The Company is committed to continue paying dividends to stockholders. The Company has increased the dividend rate for thirteen consecutive years, and in May 2007, the Company paid its 228th consecutive quarterly cash dividend. In June 2007, the Company declared its 229th consecutive quarterly cash dividend. The Company also plans to use discretionary cash flows to pay down debt. Additionally, the Company has authorization to repurchase up to two million of its shares through January 31, 2008.

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



ITEM 4.      CONTROLS AND PROCEDURES
------------------------------------

The Company's management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of June 30, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective. There have been no significant changes in internal controls over financial reporting that could materially affect, or are likely to materially affect, internal control over financial reporting during the second quarter of 2007.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS
------------------------------

Information on legal proceedings is included under Part I, Item 1, Note I labeled "Commitments and Contingencies."


ITEM 1A.     RISK FACTORS
-------------------------

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

     CYCLICAL INDUSTRY AND ECONOMIC CONDITIONS MAY ADVERSELY IMPACT THE COMPANY'S BUSINESSES.

The Company's businesses are subject to general economic slowdowns and cyclical conditions in the industries served. In particular,

o The Company's Access Services business may be adversely impacted by slowdowns in non-residential or infrastructure construction and annual industrial and building maintenance cycles;

o The Company's Mill Services business may be adversely impacted by slowdowns in steel mill production; excess capacity, consolidation or bankruptcy of steel producers; or a reversal or slowing of current outsourcing trends in the steel industry;

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

o The industrial grating business may be adversely impacted by slowdowns in non-residential construction, infrastructure build and industrial production;

o The air-cooled heat exchangers business is affected by cyclical conditions in the natural gas industry. A high demand for natural gas is currently creating increased demand for the Company's air-cooled heat exchangers. However, a slowdown in natural gas production could adversely affect this business;

o The Excell Minerals business may be adversely impacted by the selling price of materials which are market-based and varies based upon the current fair value of its components. Therefore, the revenue amounts recorded from the sale of such recycled materials vary based upon the fair value of the commodity components being sold; and

o The Company's Gas Technologies business, now classified in Discontinued Operations, may be adversely impacted by reduced industrial production, and lower demand for industrial gases, slowdowns in demand for medical cylinders, valves, or lower demand for natural gas vehicles.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION


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

In addition to the Company's defined benefit pension plans, the Company also participates in numerous multi-employer pension plans throughout the world. Within the U.S., the Pension Protection Act of 2006 (the "Act") may require additional funding for multiemployer plans that could cause the Company to be subject to higher cash contributions in the future. The effect, if any, of the Act is not determinable until further guidance becomes available. The Company continues to assess any full and partial withdrawal liability implications associated with these plans.

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

Changes in the related pension benefit costs may occur in the future due to changes in the actuarial assumptions and due to changes in returns on plan assets resulting from financial market conditions. Using the expense calculated for calendar year 2007, and the asset and liability balances as of December 31, 2006, and holding all other assumptions constant, a one-half percent increase or decrease in the discount rate and the expected long-term rate of return on plan assets would increase or decrease annual pre-tax defined benefit pension expense as follows:

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

     THE COMPANY'S GLOBAL PRESENCE SUBJECTS IT TO A VARIETY OF RISKS ARISING FROM DOING BUSINESS INTERNATIONALLY.

The Company operates in over 45 countries, including the United States. The Company's global footprint exposes it to a variety of risks that may adversely impact results of operations, cash flows or financial position. These include the following:

o periodic economic downturns in the countries in which the Company does business;

o    fluctuations in currency exchange rates;

o    customs matters and changes in trade policy or tariff regulations;

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION


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

The Company has operations in several countries in the Middle East, including Bahrain, Egypt, Saudi Arabia, United Arab Emirates and Qatar, which are geographically close to Iraq, Iran, Israel, Lebanon and other countries with a continued high risk of armed hostilities. During the first six months of 2007, 2006 and 2005, these countries contributed approximately $20.8 million, $17.9 million and $15.3 million, respectively, to the Company's operating income. Additionally, the Company has operations in and sales to countries that have encountered outbreaks of communicable diseases (e.g., Acquired Immune Deficiency Syndrome (AIDS), avian influenza and others). Should these outbreaks worsen or spread to other countries, the Company may be negatively impacted through reduced sales to and within those countries and other countries impacted by such diseases.

     EXCHANGE RATE FLUCTUATIONS MAY ADVERSELY IMPACT THE COMPANY'S BUSINESS.

Fluctuations in foreign exchange rates between the U.S. dollar and the approximately 40 other currencies in which the Company conducts business may adversely impact the Company's operating income and income from continuing operations in any given fiscal period. For the six months ended June 30, 2007 and 2006, approximately 68% of the Company's sales from continuing operations and approximately 66% and 75%, respectively, of the Company's operating income from continuing operations were derived from operations outside the United States. More specifically, during the six months ended June 30, 2007 and 2006, approximately 21% and 23%, respectively, of the Company's revenues from continuing operations were derived from operations in the U.K. Additionally, approximately 26% and 24% of the Company's revenues from continuing operations were derived from operations with the euro as their functional currency during the six months ended June 30, 2007 and 2006, respectively. Given the structure of the Company's revenues and expenses, an increase in the value of the U.S. dollar relative to the foreign currencies in which the Company earns its revenues generally has a negative impact on operating income, whereas a decrease in the value of the U.S. dollar tends to have the opposite effect. The Company's principal foreign currency exposures are to the British pound sterling and the euro.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION


Compared with the corresponding period in 2006, the average values of major currencies changed as follows in relation to the U.S. dollar during the six months ended June 30, 2007, impacting the Company's sales and income:

                                        SIX MONTHS ENDED
    FOREIGN CURRENCY                         JUNE 30
------------------------------------------------------------
  British pound sterling               Strengthened by 9%
  Euro                                 Strengthened by 7%
  South African rand                   Weakened by 12%
  Brazilian real                       Strengthened by 7%
  Australian dollar                    Strengthened by 8%


Compared with exchange rates at December 31, 2006, the values of major currencies changed as follows as of June 30, 2007:

  o  British pound sterling            Strengthened by 2%
  o  Euro                              Strengthened by 2%
  o  South African rand                Weakened by 1%
  o  Brazilian real                    Strengthened by 10%
  o  Australian dollar                 Strengthened by 7%

The Company's foreign currency exposures increase the risk of income statement, balance sheet and cash flow volatility. If the above currencies change materially in relation to the U.S. dollar, the Company's financial position, results of operations, or cash flows may be materially affected.

To illustrate the effect of foreign currency exchange rate changes in certain key markets of the Company, in the first six months of 2007, revenues would have been approximately 4% or $71.7 million lower, while operating income would have been approximately 6% or $7.4 million lower if the average exchange rates for the first six months of 2006 were utilized. A similar comparison for the first six months of 2006 would have increased revenues approximately 1% or $12.2 million, while operating income would have decreased by less than 1% or $0.4 million if the average exchange rates would have remained the same as the first six months of 2005. If the U.S. dollar weakens in relation to the euro and British pound sterling, the Company would expect to see a positive impact on future sales and income from continuing operations as a result of foreign currency translation. Currency changes also result in assets and liabilities denominated in local currencies being translated into U.S. dollars at different amounts than at the prior period end.

The Company seeks to reduce exposures to foreign currency transaction fluctuations through the use of forward exchange contracts. At June 30, 2007, the notional amount of these contracts was $153.7 million, and over 94% will mature in the third quarter of 2007. The Company does not hold or issue financial instruments for trading purposes, and it is the Company's policy to prohibit the use of derivatives for speculative purposes.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION


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

o The Company's Access Services business rents and sells equipment and provides erection and dismantling services to principally the non-residential and infrastructure construction and industrial plant maintenance markets. Contracts are awarded based upon the Company's engineering capabilities, product availability, safety record, and the ability to competitively price its rentals and services. If the Company is unable to consistently provide high-quality products and services at competitive prices, it may lose customers or operating margins may decline due to reduced selling prices.
o The Company's Mill Services business is sustained mainly through contract renewals. Historically, the Company's contract renewal rate has averaged approximately 95%. If the Company is unable to renew its contracts at the historical rates or renewals are at reduced prices, revenue may decline.
o The Company's manufacturing businesses compete with companies that manufacture similar products both internationally and domestically. Certain international competitors export their products into the United States and sell them at lower prices due to lower labor costs and government subsidies for exports. Such practices may limit the prices the Company can charge for its products and services. Additionally, unfavorable foreign exchange rates can adversely impact the Company's ability to match the prices charged by international competitors. If the Company is unable to match the prices charged by international competitors, it may lose customers.

The Company's strategy to overcome this competition includes enterprise business optimization programs, international customer focus and the diversification, streamlining and consolidation of operations.

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

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION


     INCREASES IN ENERGY PRICES COULD INCREASE THE COMPANY'S OPERATING COSTS AND REDUCE ITS PROFITABILITY.

Worldwide political and economic conditions, an imbalance in the supply and demand for oil, extreme weather conditions, armed hostilities in oil-producing regions, among other factors, may result in an increase in the volatility of energy costs, both on a macro basis and for the Company specifically. In the first six months of 2007 and 2006, energy-related costs have approximated 3.5% and 4.2% of the Company's revenue from continuing operations, respectively. To the extent that such costs cannot be passed to customers in the future, operating income and results of operations may be adversely affected.

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

The Company is currently involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites under the federal "Superfund" law. At several sites, the Company is currently conducting environmental remediation, and it is probable that the Company will agree to make payments toward funding certain other of these remediation activities. It also is possible that some of these matters will be decided unfavorably to the Company and that other sites requiring remediation will be identified. Each of these matters is subject to various uncertainties and financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Company has evaluated its potential liability and the Consolidated Balance Sheets for June 30, 2007 and December 31, 2006 include an accrual of $4.2 million and $3.8 million for environmental matters, respectively. The amounts charged against pre-tax earnings related to environmental matters totaled $1.3 million and $0.5 million for the six months ended June 30, 2007 and 2006, respectively. The liability for future remediation costs is evaluated on a quarterly basis. Actual costs to be incurred at identified sites in future periods may be greater than the estimates, given inherent uncertainties in evaluating environmental exposures.

     RESTRICTIONS IMPOSED BY THE COMPANY'S CREDIT FACILITIES AND OUTSTANDING NOTES MAY LIMIT THE COMPANY'S ABILITY TO OBTAIN ADDITIONAL FINANCING OR TO PURSUE BUSINESS OPPORTUNITIES.

The Company's credit facilities and certain notes payable agreements contain a covenant requiring a maximum debt to capital ratio of 60%. In addition, certain notes payable agreements also contain a covenant requiring a minimum net

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION


worth of $475 million. These covenants limit the amount of debt the Company may incur, which could limit its ability to obtain additional financing or to pursue business opportunities. In addition, the Company's ability to comply with these ratios may be affected by events beyond its control. A breach of any of these covenants or the inability to comply with the required financial ratios could result in a default under these credit facilities. In the event of any default under these credit facilities, the lenders under those facilities could elect to declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be due and payable, which would cause an event of default under the notes. This could, in turn, trigger an event of default under the cross-default provisions of the Company's other outstanding indebtedness. At June 30, 2007, the Company was in compliance with the covenants with a debt to capital ratio of 50.4% and a net worth of $1.3 billion. The company had $402.3 million in outstanding indebtedness containing these covenants at June 30, 2007.

     HIGHER THAN EXPECTED INSURANCE CLAIMS, UNDER WHICH THE COMPANY RETAINS A PORTION OF RISK, COULD ADVERSELY IMPACT RESULTS OF OPERATIONS AND CASH FLOWS.

The Company retains a significant portion of the risk for property, workers' compensation, U.K. employers' liability, automobile, general and product liability losses. Reserves have been recorded which reflect the undiscounted estimated liabilities for ultimate losses including claims incurred but not reported. Inherent in these estimates are assumptions that are based on the Company's history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends. At June 30, 2007 and December 31, 2006, the Company had recorded liabilities of $107.2 million and $103.4 million, respectively, related to both asserted and unasserted insurance claims. Included in the balances at June 30, 2007 and December 31, 2006 were $20.6 million and $18.9 million, respectively, of recognized liabilities covered by insurance carriers. If actual claims are higher than those projected by management, an increase to the Company's insurance reserves may be required and would be recorded as a charge to income in the period the need for the change was determined. Conversely, if actual claims are lower than those projected by management, a decrease to the Company's insurance reserves may be required and would be recorded as a reduction to expense in the period the need for the change was determined.

     THE SEASONALITY OF THE COMPANY'S BUSINESS MAY CAUSE ITS QUARTERLY RESULTS TO FLUCTUATE.

The Company has historically generated the majority of its cash flows in the third and fourth quarters (periods ending September 30 and December 31). This is a direct result of normally higher sales and income during the second half of the year, as the Company's business tends to follow seasonal patterns. If the Company is unable to successfully manage the cash flow and other effects of seasonality on the business, its results of operations and cash flows may be adversely affected.

HISTORICAL REVENUE FROM CONTINUING OPERATIONS PATTERNS
(IN MILLIONS)                          2007           2006           2005           2004
---------------------------------  ------------   ------------   ------------   ------------
First Quarter Ended
March 31                           $      840.0   $      682.1   $      558.0   $      478.7

Second Quarter Ended June 30              946.1          766.0          606.0          534.6

Third Quarter Ended September 30             --          773.3          599.5          532.9

Fourth Quarter Ended December 31             --          804.2          632.5          616.8
---------------------------------  ------------   ------------   ------------   ------------
Totals                             $         --   $    3,025.6   $    2,396.0   $    2,163.0
=================================  ============   ============   ============   ============

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION


HISTORICAL CASH PROVIDED BY OPERATIONS
(IN MILLIONS)                          2007           2006           2005            2004
---------------------------------  ------------   ------------   ------------    ------------
First Quarter Ended
March 31                           $       41.7   $       69.8   $       48.1    $       32.4

Second Quarter Ended June 30              154.9          114.5           86.3            64.6

Third Quarter Ended September 30             --           94.6           98.1            68.9

Fourth Quarter Ended December 31             --          130.3           82.7           104.6
---------------------------------  ------------   ------------   ------------    ------------
Totals                             $         --   $      409.2   $      315.3(a) $      270.5
=================================  ============   ============   ============    ============

(a)  Does not total due to rounding.


     THE COMPANY'S CASH FLOWS AND EARNINGS ARE SUBJECT TO CHANGES IN INTEREST RATES.

The Company's total debt as of June 30, 2007 was $1.32 billion. Of this amount, approximately 41.9% had fixed rates of interest and 58.1% had variable rates of interest. The weighted average interest rate of total debt was approximately 5.8%. At current debt levels, a one-percentage increase/decrease in variable interest rates would increase/decrease interest expense by approximately $7.7 million per year.

The future financial impact on the Company associated with the above risks cannot be estimated.


ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
------------------------------------------------------------------------

(a). There were no unregistered sales of equity securities during the period covered by the report.

(c). Issuer Purchases of Equity Securities

                                                                           MAXIMUM
                                                            TOTAL NUMBER    NUMBER
                                                              OF SHARES    OF SHARES
                                                              PURCHASED    THAT MAY
                                                             AS PART OF     YET BE
                                      TOTAL                   PUBLICLY     PURCHASED
                                      NUMBER      AVERAGE     ANNOUNCED    UNDER THE
                                    OF SHARES    PRICE PAID   PLANS OR     PLANS OR
PERIOD                              PURCHASED    PER SHARE    PROGRAMS     PROGRAMS
--------------------------------    ---------    ---------    ---------    ---------
April 1, 2007 - April 30, 2007          --           --           --       2,000,000
May 1, 2007 - May 31, 2007              --           --           --       2,000,000
June 1, 2007 - June 30, 2007            --           --           --       2,000,000
--------------------------------    ---------    ---------    ---------
     Total                              --           --           --
--------------------------------    ---------    ---------    ---------

The Company's share repurchase program was extended by the Board of Directors in November 2006. The program authorizes the repurchase of up to 2,000,000 shares of the Company's common stock and expires January 31, 2008.

                   HARSCO CORPORATION AND SUBSIDIARY COMPANIES
                           PART II - OTHER INFORMATION


ITEM 5.      OTHER INFORMATION
------------------------------

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

DIVIDEND INFORMATION
--------------------

On June 19, 2007, the Company's Board of Directors declared a quarterly cash dividend of $0.1775 per share, on a post split basis, payable August 15, 2007, to stockholders of record as of July 16, 2007.


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



                                                 HARSCO CORPORATION
                                                 -------------------------------
                                                 (Registrant)



DATE        August 8, 2007                       /S/ Salvatore D. Fazzolari
     ----------------------------                -------------------------------
                                                 Salvatore D. Fazzolari
                                                 President, Chief Financial
                                                 Officer and Treasurer



DATE        August 8, 2007                       /S/ Stephen J. Schnoor
     ----------------------------                -------------------------------
                                                 Stephen J. Schnoor
                                                 Vice President and Controller