Form 10-Q
period 2007-09-30
HARSCO CORP
filed 2007-11-08
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

____________________

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2007
Common stock, par value $1.25 per share	84,212,588

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended September 30		Nine Months Ended September 30
(In thousands, except per share amounts)	2007	2006 (a)	2007	2006 (a)
Revenues from continuing operations:
Service revenues	$785,514	$650,522	$2,318,758	$1,859,546
Product revenues	141,850	122,768	394,780	361,830
Total revenues	927,364	773,290	2,713,538	2,221,376

Costs and expenses from continuing operations:
Cost of services sold	570,173	472,678	1,694,388	1,352,635
Cost of products sold	97,274	85,609	281,933	260,211
Selling, general and administrative expenses	133,314	117,979	388,382	345,282
Research and development expenses	864	720	2,590	1,971
Other (income) expenses	1,011	(1,640)	(905)	1,866
Total costs and expenses	802,636	675,346	2,366,388	1,961,965

Operating income from continuing operations	124,728	97,944	347,150	259,411

Equity in income of unconsolidated entities, net	326	92	739	255
Interest income	744	831	2,956	2,580
Interest expense	(20,976)	(15,254)	(60,092)	(43,962)

Income from continuing operations before income taxes and minority interest	104,822	83,613	290,753	218,284

Income tax expense	(32,190)	(27,613)	(91,179)	(72,140)

Income from continuing operations before minority interest	72,632	56,000	199,574	146,144

Minority interest in net income	(2,379)	(1,815)	(6,838)	(6,175)

Income from continuing operations	70,253	54,185	192,736	139,969

Discontinued operations:
Income from operations of discontinued business	10,268	2,272	24,646	5,558
Disposal costs of discontinued business	(1,230)	-	(4,108)	-
Income tax expense	(1,969)	(656)	(5,229)	(1,600)
Income from discontinued operations	7,069	1,616	15,309	3,958
Net Income	$77,322	$55,801	$208,045	$143,927

Average shares of common stock outstanding	84,189	84,019	84,128	83,863

Basic earnings per common share:
Continuing operations	$0.83	$0.64	$2.29	$1.67
Discontinued operations	0.08	0.02	0.18	0.05
Basic earnings per common share	$0.92 (b)	$0.66	$2.47	$1.72

Diluted average shares of common stock outstanding	84,762	84,505	84,682	84,394

Diluted earnings per common share:
Continuing operations	$0.83	$0.64	$2.28	$1.66
Discontinued operations	0.08	0.02	0.18	0.05
Diluted earnings per common share	$0.91	$0.66	$2.46	$1.71
Cash dividends declared per common share	$0.1775	$0.1625	$0.5325	$0.4875

(a)	Reclassified for comparative purposes.
(b)	Does not total due to rounding.

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I - FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)	September 30 2007	December 31 2006
ASSETS
Current assets:
Cash and cash equivalents	$102,668	$101,260
Accounts receivable, net	837,531	753,168
Inventories	269,193	285,229
Other current assets	89,433	88,398
Assets held-for-sale	301,815	3,567
Total current assets	1,600,640	1,231,622
Property, plant and equipment, net	1,478,290	1,322,467
Goodwill, net	720,910	612,480
Intangible assets, net	194,085	88,164
Other assets	126,200	71,690
Total assets	$4,120,125	$3,326,423

LIABILITIES
Current liabilities:
Short-term borrowings	$436,907	$185,074
Current maturities of long-term debt	5,092	13,130
Accounts payable	302,066	287,006
Accrued compensation	96,774	95,028
Income taxes payable	56,487	61,967
Dividends payable	14,945	15,983
Insurance liabilities	43,840	40,810
Other current liabilities	285,080	211,777
Liabilities associated with assets held-for-sale	56,089	-
Total current liabilities	1,297,280	910,775
Long-term debt	887,587	864,817
Deferred income taxes	168,091	103,592
Insurance liabilities	67,548	62,542
Retirement plan liabilities	175,001	189,457
Other liabilities	104,818	48,876
Total liabilities	2,700,325	2,180,059

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock	138,338	85,614
Additional paid-in capital	120,889	166,494
Accumulated other comprehensive loss	(65,757)	(169,334)
Retained earnings	1,829,499	1,666,761
Treasury stock	(603,169)	(603,171)
Total stockholders' equity	1,419,800	1,146,364
Total liabilities and stockholders' equity	$4,120,125	$3,326,423

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I - FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30
(In thousands)	2007	2006

Cash flows from operating activities:
Net income	$208,045	$143,927
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
Depreciation	204,014	180,901
Amortization	20,576	5,600
Equity in income of unconsolidated entities, net	(739)	(255)
Dividends or distributions from unconsolidated entities	176	-
Other, net	(736)	9,132
Changes in assets and liabilities, net of acquisitions
and dispositions of businesses:
Accounts receivable	(99,777)	(55,452)
Inventories	(74,665)	(22,447)
Accounts payable	24,559	(10,552)
Accrued interest payable	19,197	18,780
Accrued compensation	(3,205)	3,613
Other assets and liabilities	74,898	5,689

Net cash provided by operating activities	372,343	278,936

Cash flows from investing activities:
Purchases of property, plant and equipment	(326,179)	(256,479)
Net use of cash associated with the purchases of businesses	(253,809)	(11,421)
Proceeds from sales of assets	18,289	11,423
Other investing activities	(2,982)	118

Net cash used by investing activities	(564,681)	(256,359)

Cash flows from financing activities:
Short-term borrowings, net	238,563	(11,796)
Current maturities and long-term debt:
Additions	597,221	250,362
Reductions	(610,003)	(258,443)
Cash dividends paid on common stock	(44,779)	(40,859)
Common stock issued-options	4,414	11,255
Other financing activities	(4,372)	(3,691)

Net cash provided (used) by financing activities	181,044	(53,172)

Effect of exchange rate changes on cash	12,702	9,199

Net increase (decrease) in cash and cash equivalents	1,408	(21,396)

Cash and cash equivalents at beginning of period	101,260	120,929

Cash and cash equivalents at end of period	$102,668	$99,533

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I - FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
	Three Months Ended September 30
(In thousands)	2007	2006

Net income	$77,322	$55,801

Other comprehensive income (loss):
Foreign currency translation adjustments	44,678	15,798

Net gains on cash flow hedging instruments, net of deferred income taxes of ($205) and ($51) in 2007 and 2006, respectively	380	95

Pension liability adjustments, net of deferred income taxes of ($5,047) and $1,372 in 2007 and 2006, respectively	13,572	(3,428)

Reclassification adjustment for loss on cash flow hedging instruments included in net income, net of deferred income taxes of ($29) and ($32) in 2007 and 2006, respectively	54	59

Other comprehensive income	58,684	12,524

Total comprehensive income	$136,006	$68,325

	Nine Months Ended September 30
(In thousands)	2007	2006

Net income	$208,045	$143,927

Other comprehensive income (loss):
Foreign currency translation adjustments	80,115	57,153

Net gains on cash flow hedging instruments, net of deferred income taxes of ($199) and ($63) in 2007 and 2006, respectively	370	116

Pension liability adjustments, net of deferred income taxes of ($9,195) and $4,637 in 2007 and 2006, respectively	23,046	(11,988)

Marketable securities, unrealized gain (loss), net of deferred income taxes of $1 and ($1) in 2007 and 2006, respectively	(2)	1

Reclassification adjustment for loss on cash flow hedging instruments included in net income, net of deferred income taxes of ($26) and ($32) in 2007 and 2006, respectively	48	60

Other comprehensive income	103,577	45,342

Total comprehensive income	$311,622	$189,269

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I - FINANCIAL INFORMATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

A.   Opinion of Management

Financial information furnished herein, which is unaudited, in the opinion of management reflects all adjustments (all of which are of a normal recurring nature) that are necessary to present a fair statement of the interim period.  The year-end condensed balance sheet information contained in this Form 10-Q was derived from 2006 audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America for a year-end report.  The unaudited interim information contained herein should also be read in conjunction with the Company’s 2006 Form 10-K filing.

B.   Reclassifications

Certain reclassifications have been made to prior years’ amounts to conform with current year classifications.  These reclassifications relate principally to the Gas Technologies Segment that is currently classified as Discontinued Operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) as discussed in Note G, “Acquisitions and Dispositions.”  Additionally, all historical share and per share data have been restated to reflect the two-for-one stock split that was effective at the close of business on March 26, 2007.  As a result of these reclassifications, certain 2006 amounts presented for comparative purposes will not individually agree with previously filed Forms 10-K or 10-Q.

C.   Review of Operations by Segment

	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006

(In thousands)	Sales	Operating Income (loss)	Sales	Operating Income (loss)

Access Services Segment	$351,262	$48,056	$278,627	$35,447

Mill Services Segment	375,935	34,464	345,864	37,343

Segment Totals	727,197	82,520	624,491	72,790

Minerals & Rail Technologies, Services and Products (“all other”) Category (a)	200,167	42,329	148,799	25,242

General Corporate	-	(121)	-	(88)

Consolidated Totals	$927,364	$124,728	$773,290	$97,944

(a)
In March 2007, after the completion of the Excell Minerals acquisition, the “all other” Category was renamed Minerals & Rail Technologies, Services and Products to reflect the Company’s strengthening strategic presence in the minerals technologies and railway services sectors.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I - FINANCIAL INFORMATION

	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006

(In thousands)	Sales	Operating Income (loss)	Sales	Operating Income (loss)

Access Services Segment	$1,028,392	$132,402	$774,081	$88,882

Mill Services Segment	1,117,529	103,441	1,016,394	109,453

Segment Totals	2,145,921	235,843	1,790,475	198,335

Minerals & Rail Technologies, Services and Products (“all other”) Category (a)	567,617	112,247	430,901	62,679

General Corporate	-	(940)	-	(1,603)

Consolidated Totals	$2,713,538	$347,150	$2,221,376	$259,411

(a)
In March 2007, after the completion of the Excell Minerals acquisition, the “all other” Category was renamed Minerals & Rail Technologies, Services and Products to reflect the Company’s strengthening strategic presence in the minerals technologies and railway services sectors.

Reconciliation of Segment Operating Income to Consolidated Income from Continuing Operations
Before Income Taxes and Minority Interest
	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2007	2006	2007	2006

Segment Operating Income	$82,520	$72,790	$235,843	$198,335

Minerals & Rail Technologies, Services and Products (“all other”) Category	42,329	25,242	112,247	62,679

General Corporate	(121)	(88)	(940)	(1,603)

Operating income from continuing operations	124,728	97,944	347,150	259,411

Equity in income of unconsolidated entities, net	326	92	739	255

Interest income	744	831	2,956	2,580

Interest expense	(20,976)	(15,254)	(60,092)	(43,962)

Income from continuing operations before income taxes and minority interest	$104,822	$83,613	$290,753	$218,284

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I - FINANCIAL INFORMATION

D.   Accounts Receivable and Inventories

At September 30, 2007 and December 31, 2006, accounts receivable of $837.5 million and $753.2 million, respectively, were net of an allowance for doubtful accounts of $24.0 million and $25.4 million, respectively.  Gross accounts receivable included trade accounts receivable of $819.0 million and $737.1 million at September 30, 2007 and December 31, 2006, respectively.  Other receivables included insurance claim receivables of $19.8 million and $18.9 million at September 30, 2007 and December 31, 2006, respectively.  The provision for doubtful accounts for the three months ended September 30, 2007 was less than $0.1 million as recoveries offset provisions recorded during the quarter.  The provision for doubtful accounts was $1.5 million for the three months ended September 30, 2006.  For nine months ended September 30, 2007 and 2006, the provision for doubtful accounts was $4.6 million and $5.9 million, respectively.

Inventories consist of the following:

	Inventories
(In thousands)	September 30 2007	December 31 2006

Finished goods	$128,366	$117,072
Work-in-process	20,105	31,489
Raw materials and purchased parts	71,716	96,750
Stores and supplies	49,006	39,918

Total Inventories	$269,193	$285,229

E.   Property, Plant and Equipment

Property, plant and equipment consists of the following:

(In thousands)	September 30 2007	December 31 2006
Land and improvements	$47,184	$41,255
Buildings and improvements	177,288	192,575
Machinery and equipment	2,930,206	2,699,131
Uncompleted construction	77,015	52,640
Gross property, plant and equipment	3,231,693	2,985,601
Less accumulated depreciation	(1,753,403)	(1,663,134)
Net property, plant and equipment	$1,478,290	$1,322,467

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I - FINANCIAL INFORMATION

F.   Goodwill and Other Intangible Assets

The following table reflects the changes in carrying amounts of goodwill by segment for the nine months ended September 30, 2007:

Goodwill by Segment
(In thousands)	Access Services Segment	Mill Services Segment	Minerals & Rail Technologies, Services and Products (“all other”) Category	Gas Technologies Segment	Consolidated Totals

Balance as of December 31, 2006, net of accumulated amortization	$241,937	$325,492	$8,137	$36,914	$612,480

Goodwill acquired during the year	-	12,728	109,583	-	122,311

Changes to goodwill (a)	2,201	(2,483)	-	-	(282)

Foreign currency translation	11,179	9,749	2,387	9	23,324

Goodwill transferred to assets held-for-sale	-	-	-	(36,923)	(36,923)

Balance as of September 30, 2007, net of accumulated amortization	$255,317	$345,486	$120,107	$-	$720,910

(a) Relate principally to opening balance sheet adjustments.

Goodwill is net of accumulated amortization of $103.3 million and $109.3 million at September 30, 2007 and December 31, 2006, respectively.  The reduction in accumulated amortization from December 31, 2006 is due to the transfer of the Gas Technologies Segment’s balance to assets held-for-sale.

The following table reflects intangible assets by major category:

Intangible Assets
	September 30, 2007		December 31, 2006
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$156,500	$20,124	$87,426	$7,084

Non-compete agreements	3,368	2,884	5,648	4,708

Patents	6,816	4,187	4,700	3,940

Other (a)	65,576	10,183	9,800	3,678

Total	$232,260	$37,378	$107,574	$19,410

(a)      Principally technical know-how and contractual revenue.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I - FINANCIAL INFORMATION

Intangible assets are included in the Intangible assets, net, and Other current assets line items in the Condensed Consolidated Balance Sheets.

During the first nine months of 2007, the Company acquired the following intangible assets (by major class) which are subject to amortization.  These intangible assets relate principally to the Excell Minerals acquisition more fully discussed in Note G, “Acquisitions and Dispositions.”

Acquired Intangible Assets
(In thousands)	Gross Carrying Amount	Residual Value	Weighted-average amortization period

Customer relationships	$65,443	None	6 years

Patents	2,010	None	10 years

Other (a)	52,270	None	9 years

Total	$119,723

(a)      Principally technical know-how and contractual revenue.

There were no research and development assets acquired and written off in the first nine months of 2007 or 2006.

Amortization expense for intangible assets was $7.2 million and $19.5 million for the third quarter and first nine months of 2007, respectively.  This compares with $1.6 million and $5.0 million for the third quarter and first nine months of 2006, respectively.  The following table shows the estimated amortization expense for the next five fiscal years based on current intangible assets:

(In thousands)	2007	2008	2009	2010	2011

Estimated amortization expense (a)	$26,400	$26,300	$25,200	$24,900	$23,700

(a) These estimated amortization expense amounts do not reflect the potential effect of future foreign currency exchange rate fluctuations.

G.   Acquisitions and Dispositions

Acquisitions

In August 2007, the Company acquired Alexander Mill Services International (“AMSI”), a privately held company that provides mill services to some of the leading steel producers in Poland and Romania.  AMSI also provides mill services on a smaller scale in Greece and Portugal.  AMSI recorded 2006 revenues of approximately $21 million and has been included in the Mill Services Segment.

In August 2007, the Company acquired ZETA-TECH Associates, Inc. (“ZETA-TECH”), a Cherry Hill, NJ-based niche technical services and applied technology company serving the railway industry with specialized expertise in railway engineering services and track maintenance software.  ZETA-TECH produces a range of proprietary software tools that are used by railways to regularly monitor and evaluate the performance of their rail and track assets.  ZETA-TECH recorded 2006 revenues of approximately $4 million and has been included in the Company’s Harsco Track Technologies Division of the Minerals & Rail Technologies, Services and Products (“all other”) Category.

In April 2007, the Company acquired Performix Technologies, Ltd. (“Performix”), an Ohio-based company that is one of the United States’ leading producers of specialty additives used by steelmakers in the ladle refining of molten steel.  Performix operates from two plants in the U.S. and serves most of the major steelmakers in the upper Midwest and Canada.  Performix recorded 2006 sales of approximately $29 million and employs approximately 60 people.  Performix has been included in the Mill Services Segment.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I - FINANCIAL INFORMATION

In February 2007, the Company acquired Excell Materials, Inc. (“Excell”), a Pittsburgh-based multinational company, for approximately $210 million, which excluded direct acquisition costs.  Excell specializes in the reclamation and recycling of high-value content from principally steelmaking slag.  Excell is also involved in the development of mineral-based products for commercial applications.  Excell recorded 2006 sales in excess of $100 million and maintains operations at nine locations in the United States, Canada, Brazil, South Africa and Germany.  Goodwill recognized in this transaction (based on foreign exchange rates at the transaction date) was $107.6 million, none of which is expected to be deductible for U.S. income tax purposes.  The purchase price allocation and goodwill balance have not been finalized as of September 30, 2007.  Excell has been included in the Minerals & Rail Technologies, Services and Products (“all other”) Category and has been renamed Excell Minerals to emphasize its long-term growth strategy.

In November 2006, the Company acquired the Santiago, Chile-based company Moldajes y Andamios TH S.A. (“MyATH”), a supplier of rental formwork, scaffolding and related services to the construction, infrastructure and building maintenance sectors.  MyATH employs approximately 100 people and its annual revenues are approximately $8 million.  MyATH has been included in the Hünnebeck Division of the Access Services Segment.

In November 2006, the Company acquired the conveyor services and trading arm of Technic Gum, a Belgium-based provider of conveyor belt maintenance services for the steel and cement-producing industries.  Technic Gum Services recorded revenues of approximately $8 million in 2005 and employs approximately 50 people.  Technic Gum Services has been included in the Mill Services Segment.

In July 2006, the Company acquired the assets of U.K.-based Cape PLC’s Cleton industrial maintenance services (“Cleton”) subsidiaries in the Netherlands, Belgium and Germany for €8 million (approximately $10 million).  Cleton posted 2005 revenues in excess of $50 million and employs close to 400 people.  Cleton specializes in providing scaffolding and related insulation services for the maintenance of large-scale industrial plants, and serves some of the largest oil refinery, petrochemical and process plant sites in the Benelux countries.  Cleton has been included in the SGB Division of the Access Services Segment.

Dispositions – Assets Held for Sale and Discontinued Operations
Consistent with the Company’s strategic focus to grow and allocate financial resources to its industrial services businesses, in January 2007, the Company’s Board of Directors approved the divestiture of its Gas Technologies Segment, which consists of manufacturing businesses.  This Segment recorded revenues and operating income of $397.7 million and $14.2 million, respectively, for 2006.  The Company expects the divestiture to occur within the fourth quarter of 2007.  Results of operations of the Segment have been included in Discontinued Operations of the income statement effective with the first quarter 2007 report.  The Segment’s assets and liabilities are classified as held-for-sale in the September 30, 2007 balance sheet.

The major classes of assets and liabilities “held-for-sale” included in the Consolidated Balance Sheets are as follows:

(In thousands)	September 30 (a) 2007	December 31 2006

ASSETS
Accounts receivable, net	$75,513	$-
Inventories	110,391	-
Other current assets	2,128	-
Property, plant and equipment, net	72,850	3,567
Goodwill, net	36,923	-
Other assets	4,010	-
Total assets “held-for-sale”	$301,815	$3,567

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I - FINANCIAL INFORMATION

(In thousands)	September 30 (a) 2007	December 31 2006

LIABILITIES
Current maturities of long-term debt	$1,360	$-
Accounts payable	36,939	-
Accrued compensation	1,775	-
Income taxes payable	-	-
Other current liabilities	13,852	-
Long-term debt	1,394	-
Retirement plan liabilities	500	-
Other liabilities	269	-
Total liabilities associated with assets “held-for-sale”	$56,089	$-

(a)	September 30, 2007 amounts are predominantly assets and liabilities associated with the Gas Technologies Segment.

Subsequent to the reclassification of the Gas Technologies Segment’s results to Discontinued Operations, the Company’s results from continuing operations for 2006 are as follows:

	Three Months Ended
(In millions, except per share amounts)	March 31 2006	June 30 2006	September 30 2006	December 31 2006

Revenues from continuing operations	$682.1	$766.0	$773.3	$804.2

Income from continuing operations	32.6	53.2	54.2	46.4

Diluted Earnings per share from continuing operations	0.39	0.63	0.64	0.55

H.   Income Taxes

The Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), effective January 1, 2007.  As a result of the adoption, the Company recognized a cumulative effect reduction to the January 1, 2007 retained earnings balance of $0.5 million.  As of the adoption date, the Company had gross tax-affected unrecognized income tax benefits of $46.0 million, of which $17.8 million, if recognized, would affect the Company’s effective income tax rate.  Of this amount, $0.8 million was classified as current and $45.2 million was classified as non-current on the Company’s balance sheet.  While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could be different than the accrued position.

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

During the first quarter of 2007, the U.S. Internal Revenue Service commenced its audit of the Company’s U.S. income tax returns for 2004 and 2005.  It is reasonably possible that this audit will be completed by the first quarter of 2008.  At this point, an estimate of changes, if any, to unrecognized tax benefit amounts cannot be made.

The Company is involved in a royalty dispute with the Canada Revenue Agency (“CRA”).  This matter is more fully discussed in Note I, “Commitments and Contingencies,” to the Consolidated Financial Statements.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I - FINANCIAL INFORMATION

I.      Commitments and Contingencies

Royalty Expense Dispute
The Company is involved in a royalty expense dispute with the Canada Revenue Agency (“CRA”).  The CRA is proposing to disallow certain royalty expense deductions claimed by the Company’s Canadian subsidiary on its 1994-1998 tax returns.  As of September 30, 2007, the maximum assessment from the CRA for the period 1994-1998 is approximately 12.6 million Canadian dollars, including tax and interest.  The Company has initiated settlement discussions with the CRA and they are progressing.  It is reasonably possible that these settlement discussions will lead to a resolution of this matter by December 31, 2007 and that the resolution will be favorable to the Company resulting in a significant decrease to the unrecognized tax benefit.  It is premature to discuss the details of any potential settlement including the quantification of any settlement amounts.

The Ontario Ministry of Finance (“Ontario”) is also proposing to disallow these same royalty expense deductions for the period 1994-1998.  As of September 30, 2007, the maximum assessment from Ontario is approximately 3.8 million Canadian dollars, including tax and interest.  The Company has filed an administrative appeal of this assessment and will vigorously contest these disallowances.  We anticipate that Ontario will approach the settlement and resolution of this matter in a manner consistent with the results obtained in the CRA dispute.

The Company believes that any amount of potential liability regarding this matter has been fully reserved as of September 30, 2007 and, therefore will not have a material adverse impact on the Company’s future results of operations or financial condition.  In accordance with Canadian tax law, the Company made a payment to the CRA in the fourth quarter of 2005 of 5.9 million Canadian dollars.  Additionally, the Company made a payment to the Ontario Ministry of Finance in the first quarter of 2006 for the entire disputed amount.  These payments were made for tax compliance purposes and to reduce potential interest expense on the disputed amount.  These payments in no way reflect the Company’s acknowledgement as to the validity of the assessed amounts.

Environmental
The Company is involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites.  While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities, and it is possible that some of these matters will be decided unfavorably to the Company.  The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements; the availability and application of technology; the allocation of cost among potentially responsible parties; the years of remedial activity required and the remediation methods selected.  The Consolidated Balance Sheets at September 30, 2007 and December 31, 2006 include accruals of $3.8 million and $3.8 million, respectively, for environmental matters.  The amounts charged against pre-tax income related to environmental matters totaled $1.7 million and $1.1 million for the first nine months of 2007 and 2006, respectively.

The liability for future remediation costs is evaluated on a quarterly basis.  Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.  The Company does not expect that any sum it may have to pay in connection with environmental matters in excess of the amounts recorded or disclosed above would have a material adverse impact on its financial position, results of operations or cash flows.

Derailment
One of the Company’s production rail grinders derailed near Baxter, California on November 9, 2006, resulting in two crew member fatalities and the near total loss of the rail grinder.  Government and private investigations into the cause of the derailment are ongoing.  The initial clean-up and salvage efforts are completed, although work on environmental remediation is ongoing.  Estimated environmental remediation expenses have been recognized in the financial statements as of September 30, 2007.  All remaining Company rail grinders have been inspected by the Federal Railroad Administration (“FRA”).  The Company also regularly inspects its grinders to ensure that its grinders are safe and in compliance with contractual commitments.  The Company believes that the insurance proceeds already received from the loss of the rail grinder will offset the majority of incurred expenses and contingent liabilities, which have been recognized as of September 30, 2007.  Therefore, the Company does not believe that the derailment will have a material adverse impact on its financial position, results of operations or cash flows.

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

The majority of the asbestos complaints pending against the Company have been filed in New York.  Almost all of the New York complaints contain a standard claim for damages of $20 million or $25 million against the approximately 90 defendants, regardless of the individual plaintiff’s alleged medical condition, and without specifically identifying any Company product as the source of plaintiff’s asbestos exposure.

As of September 30, 2007, there are 26,376 pending asbestos personal injury claims filed against the Company.  Of these cases, 25,914 were pending in the New York Supreme Court (a trial court) for New York County in New York State.  The other claims, totaling 462, are filed in various counties in a number of state courts, and in certain Federal District Courts (including New York), and those complaints generally assert lesser amounts of damages than the New York State court cases or do not state any amount claimed.

As of September 30, 2007, the Company has obtained dismissal by stipulation, or summary judgment prior to trial, in 17,343 cases.

In view of the persistence of asbestos litigation nationwide, which has not yet been sufficiently addressed either politically or legally, the Company expects to continue to receive additional claims.  However, there have been developments during the past several years, both by certain state legislatures and by certain state courts, which could favorably affect the Company’s ability to defend these asbestos claims in those jurisdictions.  These developments include procedural changes, docketing changes, proof of damage requirements and other changes that require plaintiffs to follow specific procedures in bringing their claims and to show proof of damages before they can proceed with their claim.  An example is the action taken by the New York Supreme Court, which is responsible for managing all asbestos cases pending within New York County in the State of New York.  This Court issued an order in December 2002 that created a Deferred or Inactive Docket for all pending and future asbestos claims filed by plaintiffs who cannot demonstrate that they have a malignant condition or discernable physical impairment, and an Active or In Extremis Docket for plaintiffs who are able to show such medical condition.  As a result of this order, the majority of the asbestos cases filed against the Company in New York County have been moved to the Inactive Docket until such time as the plaintiff can show that they have incurred a physical impairment.  As of September 30, 2007, the Company has been listed as a defendant in 298 Active or In Extremis asbestos cases in New York County.  The Court’s Order has been challenged by plaintiffs.

The Company’s insurance carrier has paid all legal and settlement costs and expenses relating to the asbestos litigation to date.  The Company has liability insurance coverage available under various primary and excess policies that the Company believes will be available, if necessary, to substantially cover any liability that might ultimately be incurred on these claims.

The Company intends to continue its practice of vigorously defending these cases as they are listed for trial.  It is not possible to predict the ultimate outcome of asbestos-related lawsuits, claims and proceedings due to the unpredictable nature of personal injury litigation.  Despite this uncertainty, and although results of operations and cash flows for a given period could be adversely affected by asbestos-related lawsuits, claims and proceedings, management believes that the ultimate outcome of these cases will not have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

The Company is subject to various other claims and legal proceedings covering a wide range of matters that arose in the ordinary course of business.  In the opinion of management, all such matters are adequately covered by insurance or by accruals, and if not so covered, are without merit or are of such kind, or involve such amounts, as would not have a material adverse impact on the financial position, results of operations or cash flows of the Company.

Insurance liabilities are recorded in accordance with SFAS 5, “Accounting for Contingencies.”  Insurance reserves have been estimated based primarily upon actuarial calculations and reflect the undiscounted estimated liabilities for ultimate

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I - FINANCIAL INFORMATION

losses including claims incurred but not reported.  Inherent in these estimates are assumptions which are based on the Company’s history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends.  If actual claims differ from those projected by management, changes (either increases or decreases) to insurance reserves may be required and would be recorded through income in the period the change was determined.  When a recognized liability is covered by third-party insurance, the Company records an insurance claim receivable to reflect the covered liability.  See Note 1, “Summary of Significant Accounting Policies,” of the Company’s Form 10-K for the year ended December 31, 2006 for additional information on Accrued Insurance and Loss Reserves.

J.   Reconciliation of Basic and Diluted Shares

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Amounts in thousands, except per share data)	2007	2006	2007	2006

Income from continuing operations	$70,253	$54,185	$192,736	$139,969

Average shares of common stock outstanding used to compute basic earnings per common share	84,189	84,019	84,128	83,863

Dilutive effect of stock-based compensation	573	486	554	531

Shares used to compute dilutive effect of stock-based compensation	84,762	84,505	84,682	84,394

Basic earnings per common share from continuing operations	$0.83	$0.64	$2.29	$1.67

Diluted earnings per common share from continuing operations	$0.83	$0.64	$2.28	$1.66

All outstanding stock options and restricted stock units were included in the computation of diluted earnings per share at September 30, 2007 and 2006.

K.           Employee Benefit Plans

	Three Months Ended September 30
Defined Benefit Pension Expense (Income)	U. S. Plans		International Plans
(In thousands)	2007	2006	2007	2006

Service cost	$752	$921	$2,218	$2,303
Interest cost	3,872	3,730	12,664	11,017
Expected return on plan assets	(5,836)	(4,986)	(15,512)	(13,210)
Recognized prior service costs	170	186	241	316
Recognized losses	306	737	3,872	3,304
Amortization of transition liability (asset)	-	(90)	7	9
Curtailment/settlement gain	-	-	-	(13)
Defined benefit pension expense	$(736)	$498	$3,490	$3,726

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I - FINANCIAL INFORMATION

	Nine Months Ended September 30
Defined Benefit Pension Expense (Income)	U. S. Plans		International Plans
(In thousands)	2007	2006	2007	2006

Service cost	$2,278	$2,764	$6,409	$6,696
Interest cost	11,605	11,190	37,227	32,035
Expected return on plan assets	(16,971)	(14,957)	(45,618)	(38,437)
Recognized prior service costs	595	557	700	919
Recognized losses	1,004	2,211	11,471	9,588
Amortization of transition liability (asset)	-	(271)	20	27
Curtailment/settlement loss	2,091	78	-	223
Defined benefit pension expense	$602	$1,572	$10,209	$11,051

Defined benefit pension expense in the third quarter and nine months ended September 30, 2007 was $1.5 million and $1.8 million, respectively, lower than the comparable 2006 periods.  The decreases relate primarily to higher plan asset bases in 2007 resulting from cash contributions and significant returns on plan assets in 2006.  The decreases were partially offset by curtailment losses in the U.S. in the Gas Technologies Segment in the first quarter of 2007 as a result of the decision to sell the business, and in the railway track maintenance services and equipment business in the second quarter of 2007, as a result of a plan change.

U.S. defined benefit pension expense in the third quarter and nine months ended September 30, 2007 includes $0.3 million and $2.5 million, respectively, for the Gas Technologies Segment which has been reclassified to Discontinued Operations.  Of the $2.5 million in expense for the nine months ended September 30, 2007, $1.5 million relates to a one-time curtailment loss in the first quarter of 2007.  Defined benefit expense in the third quarter and nine months ended September 30, 2006 includes $0.5 million and $1.4 million, respectively, for the Gas Technologies Segment.

In the quarter ended September 30, 2007, the Company contributed $1.9 million and $5.8 million to the U.S. and international defined benefit pension plans, respectively.  In the nine months ended September 30, 2007, the Company contributed $2.8 million and $17.8 million to the U.S. and international defined benefit pension plans, respectively.  During the fourth quarter of 2007, the Company currently anticipates contributing an additional $17.4 million to international plans, of which $10.1 million will be voluntary contributions.  No additional contributions are anticipated for the U.S. plans.

Contributions to multiemployer pension plans during the third quarter and nine months ended September 30, 2007 were $5.3 million and $16.9 million, respectively.  Contributions to defined contribution plans during the third quarter and nine months ended September 30, 2007 were $5.9 million and $16.0 million, respectively.

	Three Months Ended
Postretirement Benefits Expense (Income)	September 30
(In thousands)	2007	2006

Service cost	$1	$1
Interest cost	46	46
Recognized prior service costs	1	1
Recognized gains	(32)	(9)
Curtailment gains	-	(20)
Postretirement benefits expense	$16	$19

	Nine Months Ended
Postretirement Benefits Expense (Income)	September 30
(In thousands)	2007	2006

Service cost	$3	$4
Interest cost	136	140
Recognized prior service costs	2	2
Recognized gains	(95)	(29)
Curtailment gains	-	(20)
Postretirement benefits expense	$46	$97

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I - FINANCIAL INFORMATION

In the quarter ended September 30, 2007, the Company contributed $57 thousand to the postretirement plans.  For the nine months ended September 30, 2007, the Company contributed $195 thousand to the postretirement plans and anticipates contributing approximately $109 thousand during the remainder of 2007.
L.   New Financial Accounting Standards Issued

FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”)

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  It prescribes a recognition threshold and measurement attribute for financial statement recognition and disclosure of tax positions taken or expected to be taken on a tax return.  The provisions of FIN 48 are required to be applied to all tax positions upon initial adoption with any cumulative effect adjustment to be recognized as an adjustment to retained earnings.  FIN 48 is effective for fiscal periods beginning after December 15, 2006 (January 1, 2007 for the Company).  The Company implemented FIN 48 effective January 1, 2007 and recognized a cumulative effect reduction to 2007 beginning retained earnings of $0.5 million.

SFAS No. 157, “Fair Value Measurements” (“SFAS 157”)

In September 2006, the FASB issued SFAS 157 to provide a single definition of fair value, establish a framework for measuring fair value in U.S. generally accepted accounting principles (“GAAP”), and expand the disclosure requirements regarding fair value measurements.  SFAS 157 is applicable in the application of other accounting pronouncements that require or permit fair value measurements, but does not require new fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company), with limited retrospective application required.  The Company is currently evaluating the requirements of SFAS 157 and has not yet determined the impact on the consolidated financial statements.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”)

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

M.   Derivative Instruments

The Company may periodically use derivative instruments to hedge cash flows associated with selling price exposure to certain commodities, as well as cash flows related to foreign currency fluctuations.  The Company’s commodity derivative activities are subject to the management, direction and control of the Company’s Risk Management Committee (“the Committee”).  The Committee approves the use of all commodity derivative instruments.  During the first quarter of 2007, the Company executed fixed price swap agreements to hedge cash flows associated with the selling price exposure to certain commodities.  During the third quarter of 2007, the Company entered into a cashless collars (purchased put options and written call options) also designed to hedge cash flows associated with the selling price exposure to certain commodities.  The unsecured contracts outstanding at September 30, 2007 mature monthly through November 2008 and are with major financial institutions.

Based on the requirements of SFAS No. 133, “Accounting for Derivative Instruments and hedging Activities” (“SFAS 133”), these contracts qualified as cash flow hedges for the quarter ending September 30, 2007.  During the first and second quarters of 2007, these contracts did not qualify as cash flow hedges under SFAS 133.  The following table summarizes the open positions as of September 30, 2007:

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I - FINANCIAL INFORMATION

Open Commodity Cash Flow Hedges as of September 30, 2007
(In thousands)		Amount Recognized in
Hedge Type	Notional Value (a)	Operating Income (Loss)		Other Comprehensive Income (Expense)

Swap Contracts	$10,162	$1,043	(b)	$551	(c)

Cashless Collars	6,048	(214)		(132	)(c)

(a)	Notional value is equal to the hedged volume multiplied by the strike price of the derivative.
(b)
Represents the cumulative impact on earnings since inception of the contracts.  This includes $503 thousand through June 30, 2007 when the contracts did not qualify as cash flow hedges under SFAS 133 and $540 thousand of hedge ineffectiveness in the third quarter of 2007.

(c)	Approximately $847 thousand of income related to the swaps and $152 thousand of expense related to the collars will be classified to earnings over the next twelve months.

Although earnings volatility may occur between fiscal quarters if the derivatives do not qualify as cash flow hedges under SFAS 133, the economic substance of the derivatives provides more predictable cash flows by reducing the Company’s exposure to the commodity price fluctuations.

See Note 13, “Financial Instruments,” of the Company’s Form 10-K for the year ended December 31, 2006 for additional information on derivative instruments and hedging activities.

N.   Capital Stock

The authorized capital stock of the Company consists of 150,000,000 shares of common stock and 4,000,000 shares of preferred stock, both having a par value of $1.25 per share.  The preferred stock is issuable in series with terms as fixed by the Board of Directors (the “Board”).  None of the preferred stock has been issued.  On September 25, 2007, the Board approved a revised Preferred Stock Purchase Rights Agreement (the “Agreement”).  Under the Agreement, the Board authorized and declared a dividend distribution to stockholders of record on October 9, 2007, of one right for each share of common stock outstanding on the record date.  The rights may only be exercised if, among other things and with certain exceptions, a person or group has acquired 15% or more of the Company's common stock without the prior approval of the Board.  Each right entitles the holder to purchase 1/100th share of Harsco Series A Junior Participating Cumulative Preferred Stock at an exercise price of $230.  Once the rights become exercisable, the holder of a right will be entitled, upon payment of the exercise price, to purchase a number of shares of common stock calculated to have a value of two times the exercise price of the right.  The rights, which expire on October 9, 2017, do not have voting power, and may be redeemed by the Company at a price of $0.001 per right at any time until the 10th business day following public announcement that a person or group has accumulated 15% or more of the Company's common stock.  The Agreement also includes an exchange feature.  At September 30, 2007, 841,973 shares of $1.25 par value preferred stock were reserved for issuance upon exercise of the rights.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited financial statements as well as the Company’s annual Form 10-K for the year ended December 31, 2006, which included additional information about the Company’s critical accounting policies, contractual obligations, practices and transactions that support the financial results, and provided a more comprehensive summary of the Company’s outlook, trends and strategies for 2007 and beyond.

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

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I - FINANCIAL INFORMATION

Economic Value Added (EVA®).  These statements can be identified by the use of such terms as “may,” “could,” “expect,” “anticipate,” “intend,” “believe,” or other comparable terms.

Factors which could cause results to differ include, but are not limited to:  (1) changes in the worldwide business environment in which the Company operates, including general economic conditions; (2) changes in currency exchange rates, certain commodity prices and costs, interest rates and capital costs; (3) changes in the performance of stock and bond markets that could affect, among other things, the valuation of the assets in the Company’s pension plans and the accounting for pension assets, liabilities and expenses; (4) changes in governmental laws and regulations, including environmental, taxes and import tariff standards; (5) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services and technologies; (6) unforeseen business disruptions in one or more of the many countries in which the Company operates due to political instability, civil disobedience, armed hostilities or other calamities; (7) the seasonal nature of our business; (8) the successful integration of the Company’s strategic acquisitions; and (9) other risk factors listed from time to time in the Company's SEC reports.  A further discussion of these, along with other potential factors, can be found in Part II, Item 1A, “Risk Factors,” of this Form 10-Q.  The Company cautions that these factors may not be exhaustive and that many of these factors are beyond the Company’s ability to control or predict.  Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.  The Company undertakes no duty to update forward-looking statements.

Executive Overview
The Company’s record performance in the third quarter and first nine months of 2007 reflected the continued execution of the Company’s strategy of growth through increased international diversity and a balanced, industrial services-based portfolio, augmented by selective strategic acquisitions.  The third quarter results were led by the Minerals & Rail Technologies, Services and Products (“all other”) Category and the Access Services Segment.

The Company’s third quarter 2007 revenues from continuing operations were $927.4 million.  This is an increase of $154.1 million or 20% over the third quarter of 2006.  Income from continuing operations was $70.3 million compared with $54.2 million in 2006, an increase of 30%.  Diluted earnings per share from continuing operations were $0.83, a 30% increase over 2006.

Revenues for the first nine months of 2007 were a record $2.7 billion.  This is an increase of $492.2 million or 22% over the first nine months of 2006.  Income from continuing operations was a record $192.7 million, compared with $140.0 million in the first nine months of 2006, a 38% increase.  Diluted earnings per share from continuing operations were $2.28, a 37% increase from the first nine months of 2006.

Both the third quarter and first nine months of 2007 results benefited from continued improved performance in the Access Services Segment and the February 1, 2007 acquisition of Excell Minerals.  The improved performance in the Access Services Segment was due to continued strength in the Company’s worldwide non-residential and infrastructure construction and industrial services markets, and positive returns from the Company’s increased investment in highly engineered formwork rental systems.  The Excell Minerals acquisition was accretive for both the third quarter and first nine months of 2007.

Overall global markets remain strong and the Company has a number of expansion opportunities to pursue its prudent acquisition strategy of seeking further accretive bolt-on acquisitions, as well as organic investments in its industrial services platforms.  The Company also expects continued strength in its operations for the remainder of 2007 and into 2008, particularly from the Access Services Segment, as well as the Minerals & Rail Technologies, Services and Products (“all other”) Category.  In addition, the Company expects improvement during 2008 from the Mill Services Segment, as global steel production levels begin to increase, new contracts are signed and the business margin improvement plan is executed.

During the third quarter of 2007, the Company had record net cash provided by operating activities of $175.7 million, an 86% increase from the $94.6 million achieved in the third quarter of 2006.  For the first nine months of 2007, the Company had record net cash provided by operating activities of $372.3 million, compared with $278.9 million for the first nine months of 2006, a 33% increase.  The Company expects to achieve record cash from operations for the full year 2007, exceeding 2006’s record of $409 million.  The Company’s cash flows are further discussed in the Liquidity and Capital Resources section.

During the third quarter of 2007, the Company’s value-based management system continued to deliver results by creating increased economic value.  Significant improvement in Economic Value Added (“EVA®”) was achieved in the first nine

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I - FINANCIAL INFORMATION

months of 2007 and the Company’s return on invested capital improved 140 basis points from the comparable 2006 period.  The Company’s value-based management system is more fully described in the 2006 Annual Report.

During the first quarter of 2007, the Company’s Board of Directors approved the divestiture of the Gas Technologies manufacturing business, which is expected to occur in the fourth quarter of 2007.  Also, effective in the first quarter of 2007, there was a two-for-one stock split for which one additional share of common stock was issued to stockholders as of March 26, 2007.

Segment Overview
The Access Services Segment’s revenues in the third quarter of 2007 were $351.3 million compared with $278.6 million in the third quarter of 2006, a 26% increase.  Operating income increased by 36% to $48.1 million from $35.4 million in the third quarter of 2006.  Operating margins for the Segment improved by 100 basis points to 13.7% from 12.7% in the third quarter of 2006.  In comparison with the first nine months of 2006, this Segment achieved period-over-period revenue growth of $254.3 million or 33%, and operating income growth of $43.5 million or 49%.  Operating margins for the first nine months of 2007 improved by 140 basis points to 12.9% from 11.5% for the first nine months of 2006.  The record performance in revenues, operating income and operating margins for the third quarter and first nine months of 2007 was due principally to continued strength in the Company’s worldwide non-residential and infrastructure construction and industrial services markets, particularly in Europe and North America.  This Segment accounted for 38% of the Company’s revenues and 38% of the operating income for the third quarter and first nine months of 2007, respectively.

Revenues for the third quarter of 2007 for the Mill Services Segment were $375.9 million compared with $345.9 million in the third quarter of 2006, a 9% increase.  Operating income decreased by 8% to $34.5 million from $37.3 million in the third quarter of 2006, and operating margins decreased by 160 basis points to 9.2% from 10.8%.  In comparison with the first nine months of 2006, this Segment’s revenue increased by 10% to $1,117.5 million.  Operating income in the first nine months of 2007 decreased by 5% to $103.4 million from $109.5 million in the first nine months of 2006, and operating margins decreased 150 basis points to 9.3% from 10.8%.  Performance was negatively impacted by higher operating and maintenance costs and lower steel production in certain regions, particularly North America.  This Segment accounted for 40% and 41% of the Company’s revenues and 28% and 30% of the operating income for the third quarter and first nine months of 2007, respectively.

The Minerals & Rail Technologies, Services and Products (“all other”) Category’s revenues in the third quarter of 2007 were $200.2 million compared with $148.8 million in the third quarter of 2006, a 35% increase.  Operating income increased by 68% to $42.3 million, from $25.2 million in the third quarter of 2006.  For the third quarter of 2007, operating margins increased 410 basis points to 21.1% from 17.0% in the third quarter of 2006.  For the first nine months of 2007, operating margins increased 530 basis points to 19.8% from 14.5% in the first nine months of 2006.  The February 1, 2007 acquisition of Excell Minerals contributed to this Category’s improved performance in the third quarter and first nine months of 2007.  Four of the other five businesses contributed higher revenues, and all five businesses contributed higher operating income in the third quarter and first nine months of 2007 compared with the third quarter and first nine months of 2006.  This Category accounted for 22% and 21% of the Company’s revenues and 34% and 32% of the operating income for the third quarter and first nine months of 2007, respectively.

In comparison to the third quarter of 2006, the effect of foreign currency translation for the Company increased third quarter 2007 sales and pre-tax income from continuing operations by $40.8 million and $4.4 million, respectively.  For the first nine months of 2007, the effect of foreign currency translation increased sales by $112.8 million and pre-tax income from continuing operations by $10.4 million compared with the same period in 2006.

Outlook Overview
The Company’s operations span several industries and products as discussed in Part I, Item 1, “Business,” of the Company’s Form 10-K for the year ended December 31, 2006.  On a macro basis, the Company is affected by non-residential and infrastructure construction and industrial maintenance and capital improvement activities; worldwide steel mill production and capacity utilization; industrial production volume; and the general business trend towards the outsourcing of services.  The overall outlook for 2007 and 2008 continues to be positive for these business drivers.

Both international and domestic Access Services activity remains strong.  Operating performance in 2007 for this Segment has benefited, and is expected to continue to benefit, from increased non-residential and infrastructure construction spending and industrial services activity in the Company’s major markets; selective strategic investments and acquisitions in existing and new markets and expansion of current product lines; further market penetration from new products; product cross-selling opportunities among the markets served by the three Access Services divisions; and enterprise business optimization opportunities including new technology applications, consolidated procurement, logistics

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I - FINANCIAL INFORMATION

and continuous process improvement initiatives.  Further global expansion and market share gains are also expected from this Segment.

The Company expects global steel production and consumption to increase at a sustainable pace into 2008, which would generally have a favorable effect on this Segment’s revenues. In addition, new contract signings and start-ups are expected to have a positive effect on results in the near term.  The Company continues to engage in enterprise business optimization initiatives designed to improve operating results and margins.  However, the Company may experience higher operating costs, such as maintenance and energy that could have a negative impact on operating margins, to the extent these costs cannot be passed to customers.

The outlook for the Minerals & Rail Technologies, Services and Products (“all other”) Category remains positive.  Excell Minerals is expected to continue to be accretive to earnings in the fourth quarter of 2007 and in 2008, as full integration into the Company continues to occur.  Likewise, the railway track maintenance services and equipment business should continue to see improved year-over-year operating performance in 2007’s remaining quarter, as well as longer term.  Contract opportunities for the business remain high (such as the signing of a significant order from China in the second quarter of 2007), which also provides confidence to the longer-term outlook.  The remaining businesses within this group are also expected to continue to operate at their current high levels of operating effectiveness and expand operations into new markets.

The stable or improved market conditions for most of the Company’s services and products and the significant investments made recently for acquisitions and growth-related capital expenditures provide the base for achieving the Company’s stated growth objectives in diluted earnings per share from continuing operations and net cash provided by operating activities.  The record performance for revenue and operating income achieved in the first nine months of 2007 provides a solid foundation towards achieving the full-year objectives and the momentum for continued improvement in 2008.

Revenues by Region
	Total Revenues Three Months Ended September 30		Percentage Growth From 2006 to 2007
(Dollars in millions)	2007	2006	Volume	Currency	Total
Europe	$469.5	$401.9	8.7%	8.1%	16.8%
North America	320.6	262.7	21.5	0.5	22.0
Latin America	55.2	41.5	24.9	8.0	32.9
Middle East and Africa	46.0	39.6	15.5	0.6	16.1
Asia/Pacific	36.1	27.6	18.7	12.1	30.8
Total	$927.4	$773.3	14.6%	5.3%	19.9%

Revenues by Region
	Total Revenues Nine Months Ended September 30		Percentage Growth From 2006 to 2007
(Dollars in millions)	2007	2006	Volume	Currency	Total
Europe	$1,388.5	$1,137.5	13.4%	8.7%	22.1%
North America	934.3	762.9	22.3	0.2	22.5
Latin America	153.3	123.0	19.1	5.5	24.6
Middle East and Africa	138.9	119.1	19.0	(2.3)	16.7
Asia/Pacific	98.5	78.9	14.3	10.5	24.8
Total	$2,713.5	$2,221.4	17.1%	5.1%	22.2%

2007 Highlights
The following significant items affected the Company overall during the third quarter and first nine months of 2007, in comparison with the third quarter and first nine months of 2006:

Company Wide:
•
Continued strong worldwide economic activity, as well as the strong earnings performance of the Excell Minerals acquisition, benefited the Company in the third quarter and first nine months of 2007.  This included increased access

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I - FINANCIAL INFORMATION

equipment services, especially in North America and Europe; increased global demand for railway track maintenance services and equipment; and increased demand for air-cooled heat exchangers and industrial grating products.

•
During the first nine months of 2007, international sales and operating income were 68% and 66%, respectively, of total sales and operating income.  This compares with the first nine months of 2006 levels of 68% of sales and 71% of operating income.  The Excell Minerals acquisition, based principally in the U.S., and the performance of the U.S. Access Services business have increased the percentage of domestic operating income in 2007.

Access Services Segment:
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2007	2006	2007	2006
Revenues	$351.3	$278.6	$1,028.4	$774.1
Operating income	48.1	35.4	132.4	88.9
Operating margin percent	13.7%	12.7%	12.9%	11.5%

Access Services Segment – Significant Impacts on Revenues	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)		Percent (a)		Percent (a)
Revenues – 2006	$278.6	-	$774.1	-
Net increased volume and new business	53.0	19%	154.4	20%
Acquisitions	2.4	1	51.8	7
Effect of foreign currency translation	17.3	6	48.0	6
Other	-	-	0.1	-
Revenues – 2007	$351.3		$1,028.4

(a)      Percent change from 2006 Segment revenues.

Access Services Segment – Significant Impacts on Operating Income:
•
In the third quarter and first nine months of 2007, the international access services business, within Eastern Europe in particular, continued to improve due to increased non-residential and infrastructure construction spending.  The Company has also benefited from its recent rental equipment capital investments made in these markets.  Equipment rentals, particularly in the construction sector, are the highest margin revenue source in this Segment.

•
The North American non-residential construction and industrial services markets continued strong in the third quarter and first nine months of 2007.  This had a positive effect on volume which caused overall margins and operating income in North America to improve.

•	The 2006 MyATH (Chile) and Cleton (Northern Europe) acquisitions were accretive to earnings in the third quarter and first nine months of 2007.
•
The effect of foreign currency translation in the third quarter and first nine months of 2007 increased operating income for this Segment by $2.3 million and $4.9 million, respectively, compared with the third quarter and first nine months of 2006.

Mill Services Segment:
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2007	2006	2007	2006
Revenues	$375.9	$345.9	$1,117.5	$1,016.4
Operating income	34.5	37.3	103.4	109.5
Operating margin percent	9.2%	10.8%	9.3%	10.8%

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I - FINANCIAL INFORMATION

Mill Services Segment – Significant Impacts on Revenues	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)		Percent (a)		Percent (a)
Revenues – 2006	$345.9	-	$1,016.4	-
Effect of foreign currency translation	22.5	7%	61.2	6%
Acquisitions	10.2	3	20.1	2
Increased/(decreased) volume and new business	(2.6)	(1)	19.8	2
Other	(0.1)	-	-	-
Revenues – 2007	$375.9		$1,117.5

(a)      Percent change from 2006 Segment revenues.

Mill Services Segment – Significant Impacts on Operating Income:
•
Operating income for the third quarter and first nine months of 2007 was negatively impacted by increased operating and maintenance expenses, unplanned outages at a number of mills, and lower steel production in certain regions.

•	The 2007 AMSI and Performix acquisitions were accretive to earnings in the third quarter and first nine months of 2007.
•
Foreign currency translation in the third quarter and first nine months of 2007 increased operating income for this Segment by $2.6 million and $6.6 million, respectively, compared with the third quarter and first nine months of 2006.

Minerals & Rail Technologies, Services and Products (“all other”) Category:
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2007	2006	2007	2006
Revenues	$200.2	$148.8	$567.6	$430.9
Operating income	42.3	25.2	112.2	62.7
Operating margin percent	21.1%	17.0%	19.8%	14.5%

Minerals & Rail Technologies, Services and Products (“all other”) Category – Significant Impacts on Revenues	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)		Percent (a)		Percent (a)
Revenues – 2006	$148.8	-	$430.9	-
Acquisitions	29.2	20%	90.8	21%
Air-cooled heat exchangers	9.6	6	20.5	5
Industrial grating products	8.0	5	19.9	5
Railway track maintenance services and equipment	3.5	2	7.6	2
Effect of foreign currency translation	1.0	1	3.6	1
Boiler and process equipment	0.4	-	0.1	-
Roofing granules and abrasives	(0.4)	-	(5.9)	(1)
Other	0.1	-	0.1	-
Revenues – 2007	$200.2		$567.6

(a)      Percent change from 2006 Category revenues.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I - FINANCIAL INFORMATION

Minerals & Rail Technologies, Services and Products (“all other”) Category – Significant Impacts on Operating Income:
•
The Excell Minerals acquisition was accretive to the Category’s performance in the third quarter and first nine months of 2007.  During the first nine months of 2007, Excell Minerals had strong customer demand for the division’s high-value materials as well as favorable market pricing.

•
Operating income of the air-cooled heat exchangers business continued to benefit from increased volume resulting from a strong natural gas market during the third quarter and first nine months of 2007.

•	Increased third quarter and first nine months 2007 operating income for the industrial grating products business was due principally to strong demand, partially offset by higher material costs.
•
The railway track maintenance services and equipment business delivered increased income in the third quarter and first nine months of 2007 compared with the third quarter and first nine months of 2006, due to increased volume and reduced operating expenses for contract services, partially offset by lower income from equipment sales.  This business also benefited from a gain on the disposal of an asset in the third quarter of 2007.

•	Despite lower volume for the roofing granules and abrasives business in the third quarter and first nine months of 2007, operating income increased due to price increases, which offset higher costs.
•
Operating income for the boiler and process equipment business was slightly higher in the third quarter and first nine months of 2007 compared with the comparable periods for 2006, due to increased equipment sales and a favorable product mix.

•
Foreign currency translation in the first nine months of 2007 increased operating income for this Category by $0.9 million, compared with the first nine months of 2006, although it did not significantly impact the third quarter of 2007.

Outlook, Trends and Strategies
Looking to the remainder of 2007 and beyond, the following significant items, trends and strategies are expected to affect the Company:

Company Wide:
•
The Company will continue its disciplined focus on expanding all of its industrial services businesses, with a particular emphasis on growing the Access Services Segment, especially in emerging economies and other targeted markets.  Growth is expected to be achieved through the provision of additional services to existing customers, new contracts in both developed and emerging markets, and strategic acquisitions, such as the February 2007 acquisition of Excell Minerals and the August 2007 acquisition of Alexander Mill Services International.  Additionally, new higher-margin service and sales opportunities in railway track maintenance services and equipment will be pursued globally.

•
In January 2007, the Company announced its intention to divest the Gas Technologies manufacturing business.  This decision is consistent with the Company’s overall strategic focus on industrial services businesses.  The divestiture is expected to be completed in the fourth quarter of 2007.

•
The Company will continue to invest in selective strategic acquisitions and growth capital investments; however, management will continue to be very selective and disciplined in allocating capital, choosing projects with the highest Economic Value Added (“EVA®”) potential.

•
The Company will place a strong focus on corporate-wide expansion into emerging economies in the coming years.  More specifically, within the next three to five years, the Company’s global growth strategies include steady, targeted expansion in the Asia-Pacific, Eastern Europe, Latin America, and Middle East and Africa to further complement the Company’s already-strong presence throughout Europe and North America.  This strategy is expected to result in doubling the Company’s presence in these markets to approximately 30% of total Company revenues.

•
The Company will continue to implement enterprise business optimization initiatives across the Company to further enhance margins for most businesses, especially the Mill Services Segment.  These initiatives include improved supply-chain and logistics management; operating site and capital employed optimization; and added emphasis on global procurement.

•
The Company expects strong cash flow from operating activities in 2007, exceeding the record of $409 million achieved in 2006.  This, combined with the expected cash from the Gas Technologies Segment divestiture, as well as other asset sales, will support both the Company’s growth initiatives and help reduce debt.

•
The continued growth of the Chinese steel industry, as well as other Asian emerging economies, could impact the Company in several ways.  Increased steel mill production in China, and in other Asian countries, may provide additional service opportunities for the Mill Services Segment.  However, increased Asian steel exports could result in lower steel production in other parts of the world, affecting the Company’s customer base.  Additionally, continued increased Chinese economic activity may result in increased commodity costs in the future, which may adversely affect the Company’s manufacturing businesses.  The potential impact of these risks is currently unknown.

•
Volatility in energy and commodity costs (e.g., fuel, natural gas, steel, etc.) and worldwide demand for these commodities could have an adverse impact on the Company’s operating costs and ability to obtain the necessary raw

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I - FINANCIAL INFORMATION

materials.  Cost increases could result in reduced operating income for certain products, to the extent that such costs cannot be passed on to customers.  The effect of continued Middle East armed hostilities on the cost of fuel and commodities is currently unknown, but it could have a significant effect.  However, increased volatility in energy and commodity costs may provide additional service opportunities for the Mill Services Segment and several businesses in the Minerals & Rail Technologies, Services and Products (“all other”) Category as customers may tend to outsource more services to reduce overall costs.

•
The armed hostilities in the Middle East could also have a significant effect on the Company’s operations in the region.  The potential impact of this risk is currently unknown.  This exposure is further discussed in Part II, Item 1A, “Risk Factors.”

•
Foreign currency translation had an overall favorable effect on the Company’s sales, operating income and Stockholders’ Equity during the first nine months of 2007 in comparison to the same period in 2006.  If the U.S. dollar strengthens, particularly in relationship to the euro or British pound sterling, the impact on the Company would generally be negative in terms of reduced sales, income and Stockholders’ Equity.  Should the U.S. dollar weaken further in relationship to these currencies, the impact on the Company would generally be positive in terms of higher sales, income and Stockholders’ Equity.

•
Total pension expense (defined benefit, defined contribution and multi-employer) for 2007 is expected to be higher than the 2006 level due to increased volume which affects defined contribution and multi-employer pension expense.  On a comparative basis, total pension expense in the first nine months of 2007 was $4.9 million higher than the first nine months of 2006 due principally to increased multi-employer and defined contribution pension expense resulting from increased volume in the Access Services Segment and $1.5 million as a result of a one-time defined benefit plan curtailment loss in the first quarter of 2007 related to the Gas Technologies Segment.

•
Defined benefit pension expense decreased $1.8 million in the first nine months of 2007 compared to the first nine months of 2006 due primarily to higher plan asset bases in 2007 resulting from cash contributions and significant returns on plan assets in 2006.  The decreases were partially offset by plan curtailment losses in the U.S. in the Gas Technologies Segment and in the railway track maintenance services and equipment business.  Defined benefit pension expense is expected to decline for the full year 2007 compared with 2006 due to the significant level of cash contributions, including voluntary cash contributions to the defined benefit pension plans (approximately $10.6 million during 2006 and $16.9 million during 2005, mostly to the U.K. plan), which will have a positive effect on future years’ pension expense, as well as the higher-than-expected plan asset returns in 2006.  During the fourth quarter of 2007, the Company currently anticipates contributing an additional $17.4 million to international plans, of which $10.1 million will be voluntary contributions.

•
The Company’s pension committee continues to evaluate alternative strategies to further reduce overall pension expense including the consideration of converting remaining defined benefit plans to defined contribution plans; the on-going evaluation of investment fund managers’ performance; the balancing of plan assets and liabilities; the risk assessment of all multi-employer pension plans; the possible merger of certain plans; the consideration of incremental cash contributions to certain plans; and other changes that are likely to reduce future pension expense volatility and minimize risk.

•
Changes in worldwide interest rates, particularly in the U.S. and Europe, could have a significant effect on the Company’s overall interest expense, as approximately 58% of the Company’s borrowings are at variable interest rates as of September 30, 2007 (in comparison to approximately 48% at December 31, 2006).  The Company manages the mix of fixed-rate and floating-rate debt to preserve adequate funding flexibility, as well as control the effect of interest-rate changes on consolidated interest expense.

Access Services Segment:
•
Both the international and domestic Access Services businesses have experienced buoyant markets that are expected to continue for the remainder of 2007 and into 2008.  Specifically, international and North American non-residential and infrastructure construction activity continues at historically high volume levels.  Additionally, recent product-line additions continue to benefit growth in North America.

•
The Company will continue to emphasize expansion of our geographic presence in this Segment through entering new markets and will continue to leverage value-added services and highly engineered forming, shoring and scaffolding systems to grow the business.

Mill Services Segment:
•
To maintain pricing levels, a more disciplined and consolidated steel industry has been adjusting production levels to bring inventories in-line with current demand.  The Company expects global steel production to increase modestly in 2007 and continue to increase in 2008, as inventory levels have declined during 2007.  Increased steel production would generally have a favorable effect on this Segment’s revenues.

•
Further consolidation in the global steel industry is possible.  Should additional transactions occur involving some of the steel industry’s larger companies that are customers of the Company, it would result in an increase in

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I - FINANCIAL INFORMATION

concentration of revenues and credit risk for the Company.  If a large customer were to experience financial difficulty, or file for bankruptcy protection, it could adversely impact the Company’s income, cash flows and asset valuations.  As part of its credit risk management practices, the Company closely monitors the credit standing and accounts receivable position of its customer base.  Further consolidation may also increase pricing pressure on the Company and the competitive risk of services contracts which are due for renewal.  Conversely, such consolidation may provide additional service opportunities for the Company as the Company believes it is well-positioned competitively.

•
The Company will continue to place significant emphasis on improving operating margins of this Segment.  Margin improvements are most likely to be achieved through internal enterprise business optimization efforts; renegotiating or exiting underperforming contracts, principally in North America; divesting low margin product lines; continuing to execute a geographic expansion strategy in Eastern Europe, the Middle East and Africa, Latin America and Asia Pacific; and implementing global procurement initiatives, process improvement programs, technology enhancements, maintenance best practices programs, and reorganization actions.

Minerals & Rail Technologies, Services and Products (“all other”) Category:
•
The Company will focus on global expansion, particularly in Western Europe and Asia, of Excell Minerals’ value-added services of extracting high-value metallic content from slag and responsibly handling and recycling residual materials.

•	Market pricing volatility for some of the high-value materials involved in certain Excell Minerals services could affect the operating results for this business either favorably or unfavorably.
•
International demand for the railway track maintenance services and equipment business’s products and services is expected to be strong in the long term.  A large equipment order recently signed with China is an example of the underlying strength of the international markets.  Due to long lead-times, this order is expected to generate revenues beginning in 2008 and beyond.  In addition, increased volume of higher-margin contract services and enterprise business optimization initiatives are expected to improve margins on a long-term basis.

•
Worldwide supply and demand for steel and other commodities could have an adverse impact on raw material costs and the ability to obtain the necessary raw materials for several businesses in this Category.  The Company has implemented certain strategies to help ensure continued product supply to our customers and mitigate the potentially negative impact that rising steel prices could have on operating income.

•
The abrasives business and, to a lesser extent, roofing granules are expected to continue to perform well in the near-term, although operating margins could be impacted by volatile energy prices that affect both production and transportation costs.  This business continues to pursue cost and site optimization initiatives and the use of more energy-efficient equipment to help mitigate future energy-related increases.

•	Due to a strong natural gas market and additional North American opportunities, demand for air-cooled heat exchangers is expected to remain strong for the remainder of 2007 and into 2008.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I - FINANCIAL INFORMATION

Results of Operations

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars are in millions, except per share and percentages)	2007	2006	2007	2006
Revenues from continuing operations	$927.4	$773.3	$2,713.5	$2,221.4
Cost of services and products sold	667.4	558.3	1,976.3	1,612.8
Selling, general and administrative expenses	133.3	118.0	388.4	345.3
Other (income) expenses	1.0	(1.6)	(0.9)	1.9
Operating income from continuing operations	124.7	97.9	347.2	259.4
Interest expense	21.0	15.3	60.1	44.0
Income tax expense from continuing operations	32.2	27.6	91.2	72.1
Income from continuing operations	70.3	54.2	192.7	140.0
Income from discontinued operations	7.1	1.6	15.3	4.0
Net income	77.3	55.8	208.0	143.9
Diluted earnings per common share from continuing operations	0.83	0.64	2.28	1.66
Diluted earnings per common share	0.91	0.66	2.46	1.71
Effective income tax rate for continuing operations	30.7%	33.0%	31.4%	33.0%
Consolidated effective income tax rate	30.0%	32.9%	31.0%	32.9%

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I - FINANCIAL INFORMATION

Comparative Analysis of Consolidated Results

Revenues
Revenues for the third quarter of 2007 increased $154.1 million or 20% from the third quarter of 2006.  Revenues for the first nine months of 2007 increased $492.2 million or 22% from the first nine months of 2006.  These increases were attributable to the following significant items:

Changes in Revenues – 2007 vs. 2006	Third Quarter	Nine Months
(In millions)
Effect of business acquisitions in the Minerals & Rail Technologies, Services and Products (“all other”) Category ($29.2 million and $90.8 million, for the third quarter and nine months, respectively), the Access Services Segment ($2.4 million and $51.8 million, for the third quarter and nine months, respectively) and the Mill Services Segment ($10.2 million and $20.1 million, for the third quarter and nine months, respectively).	$41.8	$162.7
Net increased revenues (excluding acquisitions) in the Access Services Segment due principally to the continued strength of both the North American and international businesses (particularly in Europe).	53.0	154.5
Effect of foreign currency translation.	40.8	112.8
Increased revenues of the air-cooled heat exchangers business due to a continued strong natural gas market.	9.6	20.5
Increased revenues in the industrial grating products business due to continued strong demand.	8.0	19.9
Net increased (decreased) volume, new contracts and sales price changes in the Mill Services Segment (excluding acquisitions).	(2.6)	19.8
Increased revenues in the railway track maintenance services and equipment business. Revenues increased in the third quarter 2007 principally due to increased contract services. For the first nine months of 2007, increased contract services and repair parts sales were partially offset by decreased rail equipment sales.	3.5	7.6
Other (minor changes across the various units not already mentioned).	—	(5.6)
Total Change in Revenues – 2007 vs. 2006	$154.1	$492.2

Cost of Services and Products Sold
Cost of services and products sold for the third quarter of 2007 increased $109.2 million, or 20%, from the third quarter of 2006, consistent with the 20% increase in revenues.  Cost of services and products sold for the first nine months of 2007 increased $363.5 million, or 23%, from the first nine months of 2006, slightly higher than the 22% increase in revenues.  These increases were attributable to the following significant items:

Changes in Cost of Services and Products Sold – 2007 vs. 2006	Third Quarter	Nine Months
(In millions)
Increased costs due to increased revenues (exclusive of the effect of foreign currency translation and business acquisitions and including the impact of increased costs included in selling prices).	$42.4	$133.7
Effect of business acquisitions.	30.1	109.0
Effect of foreign currency translation.	30.4	84.5
Other (product/service mix and increased equipment maintenance costs, partially offset by enterprise business optimization initiatives and volume-related efficiencies).	6.3	36.3
Total Change in Cost of Services and Products Sold – 2007 vs. 2006	$109.2	$363.5

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I - FINANCIAL INFORMATION

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses for the third quarter of 2007 increased $15.3 million or 13% from the third quarter of 2006, a lower rate than the 20% increase in revenues.  SG&A expenses for the first nine months of 2007 increased $43.1 million or 12% from the first nine months of 2006, a lower rate than the 22% increase in revenues.  The increases in SG&A expenses were attributable to the following significant items with the principal driver being the continued expansion of the business:

Changes in Selling, General and Administrative Expenses – 2007 vs. 2006	Third Quarter	Nine Months
(In millions)
Effect of foreign currency translation.	$5.4	$15.1
Effect of business acquisitions.	4.1	14.1
Increased compensation expense due to salary increases as well as higher commissions due to increased volume.	3.3	10.9
Other.	2.5	3.0
Total Change in Selling, General and Administrative Expenses – 2007 vs. 2006	$15.3	$43.1

Other (Income) Expenses
This income statement classification includes impaired asset write-downs associated with exit activities, employee termination benefit costs and other costs to exit activities, offset by net gains on the disposal of non-core assets.  Net Other expense was $1.0 million in the third quarter of 2007, compared with income of $1.6 million in the comparable 2006 period.  Net Other income was $0.9 million in the first nine months of 2007, compared with $1.9 million of expense in the first nine months of 2006.  These variances were attributable to the following significant items:

Changes in Other (Income) Expenses – 2007 vs. 2006	Third Quarter	Nine Months
(In millions)
Decrease in other exit costs due principally to a loss on a sublease in the first quarter of 2006 and certain contract termination costs in the second and third quarters of 2006.	$(0.5)	$(1.8)
Increase (decrease) in employee termination benefit costs.	0.3	(0.7)
(Increase) decrease in net gains on the disposal of non-core assets.	2.8	(0.3)
Total Change in Other (Income) Expenses – 2007 vs. 2006	$2.6	$(2.8)

Interest Expense
Interest expense for the third quarter of 2007 increased $5.7 million or 38% from the third quarter of 2006.  For the first nine months of 2007, interest expense increased $16.1 million or 37% from the first nine months of 2006.  These increases were principally due to increased borrowings to finance business acquisitions and higher interest rates on variable-rate borrowings.  Additionally, there was approximately $0.6 million and $2.1 million of increased interest expense due to the effect of foreign currency translation in the third quarter and first nine months of 2007, respectively.

Income Tax Expense from Continuing Operations
The increase from comparable 2006 periods in income tax expense from continuing operations for the third quarter and first nine months of 2007 of $4.6 million or 17% and $19.0 million or 26%, respectively, was primarily due to increased earnings from continuing operations, partially offset by a decrease in the effective income tax rate from continuing operations.  The effective income tax rates of 30.7% and 31.4% for the third quarter and first nine months of 2007, respectively, compared with 33.0% for the third quarter and first nine months of 2006.  The decrease in the effective income tax rate for the third quarter and first nine months of 2007 was primarily due to book-to-tax-return adjustments in certain jurisdictions, settlement of audits in certain state jurisdictions and the recognition of previously unrecognized tax benefits in certain foreign jurisdictions.  Book-to-tax-return adjustments represent changes to prior estimates upon the filing of tax returns.  Additionally, changes in statutory tax rates in the U.K. and Germany partially offset by changes in foreign tax holidays reduced the effective income tax rate in the third quarter of 2007.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I - FINANCIAL INFORMATION

Income from Continuing Operations
Income from continuing operations increased $16.1 million or 30% in the third quarter of 2007 compared with the third quarter of 2006.  Income from continuing operations increased $52.8 million or 38% in the first nine months of 2007 compared with the first nine months of 2006.  These increases resulted from strong demand for most of the Company’s services and products and the net effect of business acquisitions and divestitures.

Income from Discontinued Operations
Income from discontinued operations increased $5.5 million or 337% in the third quarter of 2007 compared with the third quarter of 2006.  Income from discontinued operations increased $11.4 million or 287% in the first nine months of 2007 compared with the first nine months of 2006.  This was primarily due to increased pre-tax income from the operations of the Gas Technologies Segment ($8.0 million and $18.8 million in the third quarter and first nine months of 2007, respectively), partially offset by pre-tax transaction costs related to the anticipated sale of this Segment ($1.2 million and $4.1 million in the third quarter and first nine months of 2007, respectively).

Net Income and Earnings Per Share
Net income of $77.3 million and diluted earnings per share of $0.91 in the third quarter of 2007 exceeded the third quarter of 2006 by $21.5 million and $0.25, respectively.  Net income of $208.0 million and diluted earnings per share of $2.46 in the first nine months of 2007 exceeded the first nine months of 2006 by $64.1million and $0.75, respectively.  These increases are primarily due to increased income from continuing operations for the reasons described above.

Liquidity and Capital Resources

Overview
During the first nine months of 2007, the Company generated $372.3 million in operating cash, 33.5% higher than the $278.9 million in the first nine months of 2006.  This significant source of cash, supplemented by the use of available credit capacity and cash on-hand, enabled the Company to invest $326.2 million in capital expenditures (approximately 55% of which were for revenue growth projects); $253.8 million in strategic acquisitions; and $44.8 million in stockholder dividends.

During the first nine months of 2007, the Company’s value-based management system continued to deliver results by creating increased economic value.  Significant Economic Value Added (“EVA”) improvement was achieved in the first nine months of 2007 and the Company’s return on invested capital improved 140 basis points from the comparable 2006 period.  The Company’s value-based management system is more fully described in the 2006 Annual Report.

The Company’s net cash borrowings increased $225.8 million in the first nine months of 2007, but decreased $15.5 million in the third quarter of 2007.  The increase for the first nine months of 2007 is due to business acquisitions, principally the first quarter Excell Minerals acquisition.  Balance sheet debt, which is affected by foreign currency translation, increased $266.6 million from December 31, 2006.  In the third quarter of 2007, the debt to total capital ratio decreased from 50.4% at June 30, 2007 to 48.4% at September 30, 2007 due principally to a $122.4 million increase in Stockholders’ Equity.  Debt to total capital was 48.1% at December 31, 2006.

The Company plans to sustain its balanced portfolio through its strategy of redeploying discretionary cash for growth and international diversification in the Access Services Segment; in long-term, high-return and high-renewal-rate services contracts for the Mill Services Segment, principally in emerging economies; for growth and international diversification in the Minerals & Rail Technologies, Services and Products (“all other”) Category; and for selective bolt-on acquisitions in the industrial services businesses.  The Company also foresees continuing its long and consistent history of paying dividends to stockholders and paying down debt.

The Company is also focused on improved working capital management.  Specifically, enterprise business optimization programs are being used to improve the effective and efficient use of working capital, particularly accounts receivable in the Access Services and Mill Services Segments and inventory levels in the manufacturing businesses.

Sources and Uses of Cash
The Company’s principal sources of liquidity are cash from operations and short-term borrowings under its various credit agreements, augmented periodically by cash proceeds from asset sales.  The sale of the Gas Technologies Segment, currently classified as held-for-sale, is expected to provide a significant source of cash in the fourth quarter of 2007.

The primary drivers of the Company’s cash flow from operations are the Company’s sales and income, particularly in the services businesses.  The Company’s long-term Mill Services contracts provide predictable cash flows for several years

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I - FINANCIAL INFORMATION

into the future.  (See “Certainty of Cash Flows” section for additional information on estimated future revenues of Mill Services contracts and order backlogs for the Company’s manufacturing businesses and railway track maintenance services and equipment business).  Cash returns on capital investments made in prior years, for which no cash is currently required, are a significant source of operating cash.  Depreciation expense related to these investments is a non-cash charge.  The Company also strives to maintain working capital at a manageable level based upon the requirements and seasonality of the businesses.

Major uses of operating cash flows and borrowed funds include capital investments, principally in the industrial services businesses; payroll costs and related benefits; pension funding payments; inventory purchases; raw material purchases for the manufacturing businesses; income tax payments; debt principal and interest payments; insurance premiums and payments of self-insured casualty losses; and machinery, equipment, automobile and facility rental payments; and dividend payments.  Cash is also used for selective bolt-on acquisitions as the appropriate opportunities arise.

In addition to cash requirements previously disclosed in the Company’s 2006 Form 10-K, the Company has $46.8 million in long-term liabilities and $4.0 million in current liabilities for uncertain tax benefits.  See Note H, “Income Taxes,” for additional information on uncertain tax benefits.

Resources available for cash requirements – The Company has various credit facilities and commercial paper programs available for use throughout the world.  The following table illustrates the amounts outstanding under credit facilities and commercial paper programs and available credit at September 30, 2007.

Summary of Credit Facilities and Commercial Paper Programs	As of September 30, 2007
(In millions)	Facility Limit	Outstanding Balance	Available Credit

U.S. commercial paper program	$550.0	$428.4	$121.6

Euro commercial paper program	282.9	140.4	142.5

Revolving credit facility (a)	450.0	-	450.0

Supplemental credit facilities (a)	325.0	-	325.0

Bilateral credit facility (b)	50.0	26.3	23.7

Totals at September 30, 2007	$1,657.9	$595.1	$1,062.8	(c)

(a)	U.S.-based program
(b)	International-based program
(c)	Although the Company has significant available credit, it is the Company’s policy to limit aggregate commercial paper and credit facility borrowings at any one time to a maximum of $825 million.

During the second quarter of 2007, the Company entered into a short-term bank loan with the Royal Bank of Scotland Finance (Ireland) for $125 million.  The proceeds from this loan were used to pay down borrowings under the U.S. commercial paper program.  This credit agreement terminates upon repayment, but no later than December 31, 2007.

Subsequent to September 30, 2007, the Company entered into a new $450 million 364-day revolving credit facility with a syndicate of 13 banks.  Any borrowings outstanding at the termination of the facility may, at the Company’s option, be repaid over the following 12 months.  This new facility will replace the Company’s aforementioned $325 million supplemental credit facilities that will expire in December 2007.

For more information on the Company’s credit facilities and long-term notes, see Note 6, “Debt and Credit Agreements,” to the Company’s Form 10-K for the year ended December 31, 2006.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I - FINANCIAL INFORMATION

Credit Ratings and Outlook – The following table summarizes the Company's debt ratings at September 30, 2007:

	Long-term Notes	U.S.–Based Commercial Paper	Outlook

Standard & Poor’s (S&P)	A-	A-2	Stable
Moody’s	A3	P-2	Stable
Fitch	A-	F2	Stable

The Company’s euro-based commercial paper program has not been rated since the euro market does not require it.  In May 2007, Moody’s reaffirmed its A3 and P-2 ratings for the Company’s long-term notes and U.S. commercial paper, respectively, and its stable outlook.  In August 2007, Fitch reaffirmed its A- and F2 ratings for the Company’s long-term notes and U.S. commercial paper, respectively, and its stable outlook.  In August 2007, S&P reaffirmed its A- and A-2 ratings for the Company’s long-term notes and U.S. commercial paper, respectively, and its stable outlook.  Any continued tightening of the credit markets, which began during 2007 may adversely impact the Company’s access to capital and the associated costs of borrowing, however this is mitigated by the Company’s strong financial position and earnings outlook as reflected in the above-mentioned credit ratings.  A downgrade to the Company’s credit ratings would probably increase borrowing costs to the Company, while an improvement in the Company’s credit ratings would probably decrease borrowing costs to the Company.

Working Capital Position – Changes in the Company’s working capital are reflected in the following table:

(Dollars are in millions)	September 30 2007	December 31 2006	Increase (Decrease)
Current Assets
Cash and cash equivalents	$102.7	$101.2	$1.5
Accounts receivable, net	837.5	753.2	84.3
Inventories	269.2	285.2	(16.0)
Other current assets	89.4	88.4	1.0
Assets held-for-sale	301.8	3.6	298.2
Total current assets	1,600.6	1,231.6	369.0
Current Liabilities
Notes payable and current maturities	442.0	198.2	243.8
Accounts payable	302.0	287.0	15.0
Accrued compensation	96.8	95.0	1.8
Income taxes payable	56.5	62.0	(5.5)
Other current liabilities	343.9	268.6	75.3
Liabilities associated with assets held-for-sale	56.1	—	56.1
Total current liabilities	1,297.3	910.8	386.5
Working Capital	$303.3	$320.8	$(17.5)
Current Ratio	1.2:1	1.4:1

Working capital decreased approximately 5% during the first nine months of 2007 due principally to the following factors:

•	Notes payable and current maturities increased $243.8 million primarily due to an increase in short-term debt resulting from the Excell Minerals and Alexander Mill Services International acquisitions.

•
Assets held-for-sale increased $298.2 million and liabilities associated with assets held-for-sale increased $56.1 million due to the reclassification of the Gas Technologies Segment to Discontinued Operations in the first quarter of 2007.  All related assets and liabilities continue to be classified as held-for-sale as of September 30, 2007.

•
Accounts receivable increased $84.3 million due to higher sales in the third quarter of 2007 compared with the fourth quarter of 2006, and the timing of collections in the international Access Services businesses and the Mill Services Segment.  Additionally, accounts receivable increased due to the acquisition of Excell Minerals and, to a

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I - FINANCIAL INFORMATION

lesser extent, foreign currency translation. Partially offsetting these increases was the reclassification of the Gas Technologies Segment to Discontinued Operations in the first quarter of 2007.

•
Other current liabilities increased $75.3 million principally due to a $29.7 million advance payment for a large equipment order from China in the railway track maintenance services and equipment business, as well as normal increases in accrued interest payable.

•
Inventories decreased $16.0 million due principally to the reclassification of the Gas Technologies Segment to Discontinued Operations in the first quarter of 2007.  Partially offsetting this decrease were increased finished goods and raw materials inventories in the Minerals & Rail Technologies, Services and Products Category due to the Excell Minerals acquisition; and higher material costs and increased inventory purchases in this Category, as well as the Access Services Segment, to meet expected customer demand.

Certainty of Cash Flows – The certainty of the Company’s future cash flows is underpinned by the long-term nature of the Company’s mill services contracts.  At December 31, 2006, the Company’s mill services contracts had estimated future revenues of $4.4 billion.  As of September 30, 2007, the Company’s continuing operations had an order backlog of $455.0 million for its Minerals & Rail Technologies, Services and Products businesses.  This compares with $236.5 million at December 31, 2006 and $228.5 million at September 30, 2006.  The increase from December 31, 2006 and September 30, 2006 is due principally to increased demand for certain products within the railway track maintenance services and equipment business, including a significant order from China received in the second quarter of 2007, as well as increased demand for heat exchangers and industrial grating.  The railway track maintenance services and equipment business backlog includes a significant portion that will not be realized until 2008 and later due to the long leadtime necessary to build certain equipment, and the long-term nature of certain service contracts.  Order backlog for scaffolding, shoring and forming services; for roofing granules and slag abrasives; and the reclamation and recycling of high-value content from steelmaking slag is excluded from the above amounts.  These services and products generally have short order lead times and the ultimate length of the access equipment rental periods and revenue amounts is often unknown.

The types of products and services that the Company provides are not subject to rapid technological change, which increases the stability of related cash flows.  Additionally, each of the Company’s businesses, in its balanced portfolio, is among the top three companies (relative to sales) in the industries or markets the Company serves.  Due to these factors, the Company is confident in its future ability to generate positive cash flows from operations.

Cash Flow Summary
The Company’s cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

Summarized Cash Flow Information
	Nine Months Ended September 30
(In millions)	2007		2006
Net cash provided by (used in):
Operating activities	$372.3		$278.9
Investing activities	(564.7)		(256.4)
Financing activities	181.0		(53.2)
Effect of exchange rate changes on cash	12.7		9.2
Net change in cash and cash equivalents	$1.4	(a)	$(21.4	)(a)

(a) Does not total due to rounding

Cash From Operating Activities – Net cash provided by operating activities in the first nine months of 2007 was $372.3 million, an increase of $93.4 million (33.5%) from the first nine months of 2006.  The increased cash from operations was the result of the following factors:

•	Higher net income in the first nine months of 2007 compared with the first nine months of 2006.

•	Increase in advances on contracts primarily due to customer payments in the railway track maintenance services and equipment business.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I - FINANCIAL INFORMATION

•
Increased source of cash due principally to the timing of cash disbursements in the railway track maintenance services and equipment business, international Access Services business and, to a lesser extent, the Mill Services Segment.

•
Partially offsetting the above cash sources were increased inventories due to the timing of shipments at the railway track maintenance services and equipment business as well as increased inventory purchases required to meet customer demand principally in the international Access Services business, Gas Technologies Segment, and, to a lesser extent, the Mill Services Segment.

•
Also offsetting the above cash sources was the timing of sales and accounts receivable collections, primarily in the international Access Services business, the railway track maintenance services and equipment business and, to a lesser extent, the Mill Services Segment.

Cash Used in Investing Activities – In the first nine months of 2007, cash used in investing activities consisted of a $253.8 million use of cash, principally related to the purchase of the Excell Minerals business in February 2007.  Also, capital investments for the first nine months of 2007 were $326.2 million.  This was an increase of $69.7 million (27.2%) over the first nine months of 2006.  Approximately 55% of the investments were for projects intended to grow future revenues with the remainder of the expenditures made generally to maintain current revenue streams.  Investments were made predominantly in the industrial services businesses with 55% in the Access Services Segment and 39% in the Mill Services Segment.  Throughout the remainder of 2007 and into 2008, the Company will continue to manage its balanced portfolio and invest in value-creation projects including bolt-on acquisitions, principally in the industrial services businesses.

Cash Used in Financing Activities – The following table summarizes the Company’s debt and capital positions at September 30, 2007 and December 31, 2006:

(Dollars are in millions)	September 30 2007	December 31 2006
Notes Payable and Current Maturities	$442.0	$198.2
Long-term Debt	887.6	864.8
Total Debt	1,329.6	1,063.0
Total Equity	1,419.8	1,146.4
Total Capital	$2,749.4	$2,209.4

Total Debt to Total Capital	48.4%	48.1%

The Company's debt as a percent of total capital as of September 30, 2007 increased slightly from December 31, 2006.  Overall debt increased due to the Excell Minerals acquisition, and to a lesser extent, to foreign currency translation resulting from the weakening of the U.S. dollar in comparison with the euro and the British pound sterling.  Additionally, total equity increased due principally to the net income generated during the first nine months of 2007.

Debt Covenants
The Company’s credit facilities and certain notes payable agreements contain covenants requiring a minimum net worth of $475 million and a maximum debt to capital ratio of 60%.  Based on balances at September 30, 2007, the Company could increase borrowings by approximately $800.1 million and still be within its debt covenants.  Alternatively, keeping all other factors constant, the Company’s equity could decrease by approximately $532.0 million and the Company would still be in compliance with its covenants.  The Company’s 7.25% British pound sterling-denominated notes due October 27, 2010 also include a covenant that permits the note holders to redeem their notes, at par, in the event of a change in control of the Company.  The Company expects to remain compliant with these debt covenants one year from now.

Cash and Value-Based Management
The Company plans to continue with its strategy of selective investing for strategic purposes for the foreseeable future.  The goal of this strategy is to improve the Company’s Economic Value Added (“EVA®”) under the program that commenced January 1, 2002.  Under this program, the Company evaluates strategic investments based upon the investment’s economic profit.  EVA equals after-tax operating profits less a charge for the use of the capital employed to create those profits (only the service cost portion of pension expense is included for EVA purposes).  Therefore, value is

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART I - FINANCIAL INFORMATION

created when a project or initiative produces a return above the cost of capital.  Consistent with the first nine months of 2007 results, meaningful improvement in EVA was achieved compared with the first nine months of 2006.

The Company is committed to continue paying dividends to stockholders.  The Company has increased the dividend rate for thirteen consecutive years, and in August 2007, the Company paid its 229th consecutive quarterly cash dividend.  In September 2007, the Company declared its 230th consecutive quarterly cash dividend.  The Company also plans to use discretionary cash flows to pay down debt.  Additionally, the Company has authorization to repurchase up to two million of its shares through January 31, 2008.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Part II, Item 1A, “Risk Factors,” for quantitative and qualitative disclosures about market risk.

ITEM 4.   CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of September 30, 2007.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.  There have been no significant changes in internal controls over financial reporting that could materially affect, or are likely to materially affect, internal control over financial reporting during the third quarter of 2007.

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

Cyclical industry and economic conditions may adversely impact the Company’s businesses.

The Company’s businesses are subject to general economic slowdowns and cyclical conditions in the industries served.  In particular,

•	The Company’s Access Services business may be adversely impacted by slowdowns in non-residential or infrastructure construction and annual industrial and building maintenance cycles;

•
The Company’s Mill Services business may be adversely impacted by slowdowns in steel mill production; excess capacity, consolidation or bankruptcy of steel producers; or a reversal or slowing of current outsourcing trends in the steel industry;

•	The railway track maintenance services and equipment business may be adversely impacted by developments in the railroad industry that lead to lower capital spending or reduced maintenance spending;

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

•
The air-cooled heat exchangers business is affected by cyclical conditions in the natural gas industry.  A high demand for natural gas is currently creating increased demand for the Company’s air-cooled heat exchangers.  However, a slowdown in natural gas production could adversely affect this business;

•
The Excell Minerals business may be adversely impacted by the selling price of its materials which is market-based and varies based upon the current fair value of the components being sold.  Therefore, the revenue amounts recorded from the sale of such recycled materials vary based upon the fair value of the commodity components being sold;

•
The Company’s Gas Technologies business, now classified in Discontinued Operations, may be adversely impacted by reduced industrial production and lower demand for industrial gases, slowdowns in demand for medical cylinders, and valves; or lower demand for natural gas vehicles; and,

•
The Company's access to capital and the associated costs of borrowing may be adversely impacted by the tightening of credit markets.  Capital constraints and increased borrowing costs may also adversely impact the financial position and operations of the Company’s customers across all business segments.

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

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART II – OTHER INFORMATION

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

In response to the adverse market conditions, during 2002 and 2003 the Company conducted a comprehensive global review of its pension plans in order to formulate a plan to make its long-term pension costs more predictable and affordable.  The Company implemented design changes for most of these plans during 2003.  The principal change involved converting future pension benefits for many of the Company’s non-union employees in both the U.K. and U.S. from defined benefit plans to defined contribution plans as of January 1, 2004.  This conversion is expected to make the Company’s pension expense more predictable and affordable and less sensitive to changes in the financial markets.  The Company’s pension committee continues to evaluate alternative strategies to further reduce overall pension expense including the consideration of converting remaining defined benefit plans to defined contribution plans; the on-going evaluation of investment fund managers’ performance; the balancing of plan assets and liabilities; the risk assessment of all multi-employer pension plans; the possible merger of certain plans; the consideration of incremental cash contributions to certain plans; and other changes that are likely to reduce future pension expense volatility and minimize risk.

In addition to the Company’s defined benefit pension plans, the Company also participates in numerous multi-employer pension plans throughout the world.  Within the U.S., the Pension Protection Act of 2006 (the "Act") may require additional funding for multiemployer plans that could cause the Company to be subject to higher cash contributions in the future.  The effect, if any, of the Act is not determinable until further guidance becomes available.  The Company continues to assess any full and partial withdrawal liability implications associated with these plans.

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

Should circumstances change that affect these estimates, changes (either increases or decreases) to the net pension obligations may be required and would be recorded in accordance with the provisions of SFAS 87 and SFAS 158.  See Note 8, “Employee Benefit Plans,” included in the Company’s 2006 Form 10-K for more information on the impact of SFAS 158.  Additionally, certain events could result in the pension obligation changing at a time other than the annual measurement date.  This would occur when the benefit plan is amended or when plan curtailments occur under the provisions of SFAS 88.

The Company’s global presence subjects it to a variety of risks arising from doing business internationally.

The Company operates in over 45 countries, including the United States.  The Company’s global footprint exposes it to a variety of risks that may adversely impact results of operations, cash flows or financial position.  These include the following:

•	periodic economic downturns in the countries in which the Company does business;

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART II – OTHER INFORMATION

•	fluctuations in currency exchange rates;

•	customs matters and changes in trade policy or tariff regulations;

•	imposition of or increases in currency exchange controls and hard currency shortages;

•	changes in regulatory requirements in the countries in which the Company does business;

•	higher tax rates in certain jurisdictions and potentially adverse tax consequences including restrictions on repatriating earnings, adverse tax withholding requirements and "double taxation'';

•	longer payment cycles and difficulty in collecting accounts receivable;

•	complications in complying with a variety of international laws and regulations;

•	political, economic and social instability, civil unrest and armed hostilities in the countries in which the Company does business;

•	inflation rates in the countries in which the Company does business;

•	laws in various international jurisdictions that limit the right and ability of subsidiaries to pay dividends and remit earnings to affiliated companies unless specified conditions are met; and‚

•	uncertainties arising from local business practices, cultural considerations and international political and trade tensions.

If the Company is unable to successfully manage the risks associated with its global business, the Company’s financial condition, cash flows and results of operations may be negatively affected.

The Company has operations in several countries in the Middle East, including Bahrain, Egypt, Saudi Arabia, United Arab Emirates and Qatar, which are geographically close to Iraq, Iran, Israel, Lebanon and other countries with a continued high risk of armed hostilities.  During the first nine months of 2007, 2006 and 2005, these countries contributed approximately $30.6 million, $26.2 million and $23.8 million, respectively, to the Company’s operating income.  Additionally, the Company has operations in and sales to countries that have encountered outbreaks of communicable diseases (e.g., Acquired Immune Deficiency Syndrome (AIDS), avian influenza and others).  Should these outbreaks worsen or spread to other countries, the Company may be negatively impacted through reduced sales to and within those countries and other countries impacted by such diseases.

Exchange rate fluctuations may adversely impact the Company’s business.

Fluctuations in foreign exchange rates between the U.S. dollar and the approximately 41 other currencies in which the Company conducts business may adversely impact the Company’s operating income and income from continuing operations in any given fiscal period.  For the nine months ended September 30, 2007 and 2006, approximately 68% of the Company’s sales from continuing operations and approximately 66% and 71%, respectively, of the Company’s operating income from continuing operations were derived from operations outside the United States.  More specifically, during the nine months ended September 30, 2007 and 2006, approximately 21% and 23%, respectively, of the Company’s revenues from continuing operations were derived from operations in the U.K.  Additionally, approximately 25% and 24% of the Company’s revenues from continuing operations were derived from operations with the euro as their functional currency during the nine months ended September 30, 2007 and 2006, respectively.  Given the structure of the Company’s revenues and expenses, an increase in the value of the U.S. dollar relative to the foreign currencies in which the Company earns its revenues generally has a negative impact on operating income, whereas a decrease in the value of the U.S. dollar tends to have the opposite effect.  The Company’s principal foreign currency exposures are to the British pound sterling and the euro.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART II – OTHER INFORMATION

Compared with the corresponding period in 2006, the average values of major currencies changed as follows in relation to the U.S. dollar during the nine months ended September 30, 2007, impacting the Company’s sales and income:

Foreign Currency	Nine Months Ended September 30
British pound sterling	Strengthened by 9%
Euro	Strengthened by 8%
South African rand	Weakened by 7%
Brazilian real	Strengthened by 9%
Australian dollar	Strengthened by 9%

Compared with exchange rates at December 31, 2006, the values of major currencies changed as follows as of September 30, 2007:

•	British pound sterling	Strengthened by 3%
•	Euro	Strengthened by 7%
•	South African rand	Strengthened by 2%
•	Brazilian real	Strengthened by 14%
•	Australian dollar	Strengthened by 10%

The Company’s foreign currency exposures increase the risk of income statement, balance sheet and cash flow volatility.  If the above currencies change materially in relation to the U.S. dollar, the Company’s financial position, results of operations, or cash flows may be materially affected.

To illustrate the effect of foreign currency exchange rate changes in certain key markets of the Company, in the first nine months of 2007, revenues would have been approximately 4% or $112.8 million lower, while operating income would have been approximately 4% or $12.4 million lower if the average exchange rates for the first nine months of 2006 were utilized.  A similar comparison for the first nine months of 2006 would have decreased revenues and operating income by less than 1% or approximately $4.7 million and $1.3 million, respectively, if the average exchange rates would have remained the same as the first nine months of 2005.  If the U.S. dollar weakens in relation to the euro and British pound sterling, the Company would expect to see a positive impact on future sales and income from continuing operations as a result of foreign currency translation.  Currency changes also result in assets and liabilities denominated in local currencies being translated into U.S. dollars at different amounts than at the prior period end.  If the U.S. dollar weakens in relation to currencies in countries in which the Company does business, the translated values of the related assets and liabilities, and therefore stockholders’ equity, would increase.  Conversely, if the U.S. dollar strengthens in relation to currencies in countries in which the Company does business, the translated values of the related assets, liabilities, and therefore stockholders’ equity, would decrease.

The Company seeks to reduce exposures to foreign currency transaction fluctuations through the use of forward exchange contracts.  At September 30, 2007, the notional amount of these contracts was $175.2 million, and over 99% will mature in the fourth quarter of 2007.  The Company does not hold or issue financial instruments for trading purposes, and it is the Company's policy to prohibit the use of derivatives for speculative purposes.

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

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART II – OTHER INFORMATION

Negative economic conditions may adversely impact the ability of the Company’s customers to meet their obligations to the Company on a timely basis and impact the valuation of the Company’s assets.

If a downturn in the economy occurs, it may adversely impact the ability of the Company’s customers to meet their obligations to the Company on a timely basis and could result in bankruptcy filings by them.  If customers are unable to meet their obligations on a timely basis, it could adversely impact the realizability of receivables, the valuation of inventories and the valuation of long-lived assets across the Company’s businesses, as well as negatively affect the forecasts used in performing the Company’s goodwill impairment testing under SFAS No. 142, "Goodwill and Other Intangible Assets'' (“SFAS 142”).  If management determines that goodwill or other assets are impaired or that inventories or receivables cannot be realized at recorded amounts, the Company will be required to record a write-down in the period of determination, which will reduce net income for that period.  Additionally, the risk remains that certain Mill Services customers may file for bankruptcy protection, be acquired or consolidate in the future, which could have an adverse impact on the Company’s income and cash flows.  Conversely, such consolidation may provide additional service opportunities for the Company.

A negative outcome on personal injury claims against the Company may adversely impact results of operations and financial condition.

The Company has been named as one of many defendants (approximately 90 or more in most cases) in legal actions alleging personal injury from exposure to airborne asbestos.  In their suits, the plaintiffs have named as defendants many manufacturers, distributors and repairers of numerous types of equipment or products that may contain asbestos.  Most of these complaints contain a standard claim for damages of $20 million or $25 million against the named defendants.  If the Company was found to be liable in any of these actions and the liability was to exceed the Company’s insurance coverage, results of operations, cash flows and financial condition could be adversely affected.  For more information concerning this litigation, see Note I, “Commitments and Contingencies,” in Part 1, Item 1, Financial Statements.

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

The Company’s strategy to overcome this competition includes enterprise business optimization programs, international customer focus and the diversification, streamlining and consolidation of operations.

Increased customer concentration and credit risk in the Mill Services Segment may adversely affect the Company’s future earnings and cash flows.

The Company’s Mill Services Segment (and, to a lesser extent, the Minerals & Rail Technologies, Services and Products (“all other”) Category) has several large customers throughout the world with significant accounts receivable balances.  In December 2005, the Company acquired the Northern Hemisphere steel mill services operations of Brambles Industrial Services (“BISNH”), a unit of the Sydney, Australia-based Brambles Industrials Limited.  This acquisition has increased the Company’s corresponding concentration of credit risk to customers in the steel industry.  Additionally, further consolidation in the global steel industry occurred in 2006 and additional consolidation is possible.  Should additional

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART II – OTHER INFORMATION

transactions occur involving some of the steel industry’s larger companies, which are customers of the Company, it would result in an increase in concentration of credit risk for the Company.  If a large customer were to experience financial difficulty, or file for bankruptcy protection, it could adversely impact the Company’s income, cash flows and asset valuations.  As part of its credit risk management practices, the Company is developing strategies to mitigate this increased concentration of credit risk.  In the Access Services Segment, concentrations of credit risk with respect to accounts receivable are generally limited due to the Company’s large number of customers and their dispersion across different geographies.

Increases in energy prices could increase the Company’s operating costs and reduce its profitability.

Worldwide political and economic conditions, an imbalance in the supply and demand for oil, extreme weather conditions, armed hostilities in oil-producing regions, among other factors, may result in an increase in the volatility of energy costs, both on a macro basis and for the Company specifically.  In the first nine months of 2007 and 2006, energy-related costs have approximated 3.6% and 4.1% of the Company’s revenue from continuing operations, respectively.  To the extent that such costs cannot be passed to customers in the future, operating income and results of operations may be adversely affected.

Increases or decreases in purchase prices (or selling prices) or availability of steel or other materials and commodities may affect the Company’s profitability.

The profitability of the Company’s manufactured products is affected by changing purchase prices of steel and other materials and commodities.  If raw material costs associated with the Company’s manufactured products increase and the costs cannot be passed on to the Company’s customers, operating income would be adversely affected.  Additionally, decreased availability of steel or other materials could affect the Company’s ability to produce manufactured products in a timely manner.  If the Company cannot obtain the necessary raw materials for its manufactured products, then revenues, operating income and cash flows will be adversely affected.  Certain services performed by the Excell Minerals Division result in the recovery, processing and sale of specialty steel and other high-value metal by-products to its customers.  The selling price of the by-products material is market-based and varies based upon the current fair value of its components.  Therefore, the revenue amounts recorded from the sale of such by-products material vary based upon the fair value of the commodity components being sold.  The Company has executed hedging instruments designed to reduce the volatility of the revenue from the sale of the by-products material at varying market prices.  However, there can be no guarantee that such hedging strategies will be fully effective in reducing the variability of revenues from period to period.

The Company is subject to various environmental laws and the success of existing or future environmental claims against it could adversely impact the Company’sresults of operations and cash flows.

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

The Company is currently involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a "potentially responsible party'' for certain waste disposal sites under the federal "Superfund'' law.  At several sites, the Company is currently conducting environmental remediation, and it is probable that the Company will agree to make payments toward funding certain other of these remediation activities.  It also is possible that some of these matters will be decided unfavorably to the Company and that other sites requiring remediation will be identified.  Each of these matters is subject to various uncertainties and financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected.  The Company has evaluated its potential liability and the Consolidated Balance Sheets for both September 30, 2007 and December 31, 2006 include an accrual of $3.8 million for environmental matters.  The amounts charged against pre-tax income from continuing operations related to environmental matters totaled $1.7 million and $1.1 million for the nine months ended September 30, 2007 and 2006, respectively.  The liability for future

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART II – OTHER INFORMATION

remediation costs is evaluated on a quarterly basis.  Actual costs to be incurred at identified sites in future periods may be greater than the estimates, given inherent uncertainties in evaluating environmental exposures.

Restrictions imposed by the Company’s credit facilities and outstanding notes, as well as credit market conditions, may limit the Company’s ability to obtain additional financing or to pursue business opportunities.

The Company’s credit facilities and certain notes payable agreements contain a covenant requiring a maximum debt to capital ratio of 60%.  In addition, certain notes payable agreements also contain a covenant requiring a minimum net worth of $475 million.  These covenants limit the amount of debt the Company may incur, which could limit its ability to obtain additional financing or to pursue business opportunities.  In addition, the Company’s ability to comply with these ratios may be affected by events beyond its control.  A breach of any of these covenants or the inability to comply with the required financial ratios could result in a default under these credit facilities.  In the event of any default under these credit facilities, the lenders under those facilities could elect to declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be due and payable, which would cause an event of default under the notes.  This could, in turn, trigger an event of default under the cross-default provisions of the Company’s other outstanding indebtedness.  Additionally, the tightening of the credit markets or a downgrade to the Company’s credit ratings may adversely impact the Company’s access to capital and the associated costs of borrowing.  At September 30, 2007, the Company was in compliance with the covenants with a debt to capital ratio of 48.4% and a net worth of $1.4 billion.  The company had $429.1 million in outstanding indebtedness containing these covenants at September 30, 2007.

Higher than expected insurance claims, under which the Company retains a portion of risk, could adversely impact results of operations and cash flows.

The Company retains a significant portion of the risk for property, workers' compensation, U.K. employers’ liability, automobile, general and product liability losses.  Reserves have been recorded which reflect the undiscounted estimated liabilities for ultimate losses including claims incurred but not reported.  Inherent in these estimates are assumptions that are based on the Company’s history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends.  At September 30, 2007 and December 31, 2006, the Company had recorded liabilities of $111.4 million and $103.4 million, respectively, related to both asserted and unasserted insurance claims.  Included in the balances at September 30, 2007 and December 31, 2006 were $25.7 million and $18.9 million, respectively, of recognized liabilities covered by insurance carriers.  If actual claims are higher than those projected by management, an increase to the Company’s insurance reserves may be required and would be recorded as a charge to income in the period the need for the change was determined.  Conversely, if actual claims are lower than those projected by management, a decrease to the Company’s insurance reserves may be required and would be recorded as a reduction to expense in the period the need for the change was determined.

The seasonality of the Company’s business may cause its quarterly results to fluctuate.

The Company has historically generated the majority of its cash flows in the third and fourth quarters (periods ending September 30 and December 31).  This is a direct result of normally higher sales and income during the second half of the year, as the Company’s business tends to follow seasonal patterns.  If the Company is unable to successfully manage the cash flow and other effects of seasonality on the business, its results of operations and cash flows may be adversely affected.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART II – OTHER INFORMATION

Historical Revenue from Continuing Operations Patterns
(In millions)	2007	2006	2005	2004

First Quarter Ended March 31	$840.0	$682.1	$558.0	$478.7

Second Quarter Ended June 30	946.1	766.0	606.0	534.6

Third Quarter Ended September 30	927.4	773.3	599.5	532.9

Fourth Quarter Ended December 31	-	804.2	632.5	616.8
Totals	$-	$3,025.6	$2,396.0	$2,163.0

Historical Cash Provided by Operations
(In millions)	2007	2006	2005		2004

First Quarter Ended March 31	$41.7	$69.8	$48.1		$32.4

Second Quarter Ended June 30	154.9	114.5	86.3		64.6

Third Quarter Ended September 30	175.7	94.6	98.1		68.9

Fourth Quarter Ended December 31	-	130.3	82.7		104.6
Totals	$-	$409.2	$315.3	(a)	$270.5

(a)	Does not total due to rounding.

The Company's cash flows and earnings are subject to changes in interest rates.

The Company’s total debt as of September 30, 2007 was $1.33 billion.  Of this amount, approximately 42.0% had fixed rates of interest and 58.0% had variable rates of interest.  The weighted average interest rate of total debt was approximately 5.9%.  At current debt levels, a one-percentage increase/decrease in variable interest rates would increase/decrease interest expense by approximately $7.7 million per year.

The future financial impact on the Company associated with the above risks cannot be estimated.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART II – OTHER INFORMATION

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a).           There were no unregistered sales of equity securities during the period covered by the report.

(c).           Issuer Purchases of Equity Securities

Period	Total umber of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2007 – July 31, 2007	-	-	-	2,000,000
August 1, 2007 – August 31, 2007	-	-	-	2,000,000
September 1, 2007 – September 30, 2007	-	-	-	2,000,000
Total	-	-	-

The Company’s share repurchase program was extended by the Board of Directors in November 2006.  The program authorizes the repurchase of up to 2,000,000 shares of the Company’s common stock and expires January 31, 2008.

ITEM 5.   OTHER INFORMATION

STOCK SPLIT

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

DIVIDEND INFORMATION

On September 25, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.1775 per share, on a post split basis, payable November 15, 2007, to stockholders of record as of October 15, 2007.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES
PART II – OTHER INFORMATION

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

HARSCO CORPORATION (Registrant)

DATE November 8, 2007	/s/ Salvatore D. Fazzolari
Salvatore D. Fazzolari
President and Chief Financial Officer

DATE November 8, 2007	/s/ Stephen J. Schnoor
Stephen J. Schnoor
Vice President and Controller