Form 10-K
period 2007-12-31
HARSCO CORP
filed 2008-02-29
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

____________________

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES  ☐   NO  ☒

The aggregate market value of the Company’s voting stock held by non-affiliates of the Company as of June 30, 2007 was $4,377,365,564.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Classes	Outstanding at January 31, 2008
Common stock, par value $1.25 per share	84,491,031

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the 2008 Proxy Statement are incorporated by reference into Part III of this Report.

The Exhibit Index (Item No. 15) located on pages 99 to 104 incorporates several documents by reference as indicated therein.

HARSCO CORPORATION AND SUBSIDIARY COMPANIES

PART I

Item 1.    Business

(a)  General Development of Business.

Harsco Corporation (“the Company”) is a diversified, multinational provider of market-leading industrial services and engineered products.  The Company’s operations fall into two reportable segments: Access Services and Mill Services, plus an “all other” category labeled Minerals & Rail Services and Products.  The Company has locations in 50 countries, including the United States.  The Company was incorporated in 1956.

The Company’s executive offices are located at 350 Poplar Church Road, Camp Hill, Pennsylvania 17011.  The Company’s main telephone number is (717) 763-7064.  The Company’s Internet website address is www.harsco.com.  Through this Internet website (found in the “Investor Relations” link) the Company makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and all amendments to those reports, as soon as reasonably practicable after these reports are electronically filed or furnished to the Securities and Exchange Commission.  Information contained on the Company’s website is not incorporated by reference into this Annual Report on Form 10-K, and should not be considered as part of this Annual Report on Form 10-K.

The Company’s principal lines of business and related principal business drivers are as follows:

Principal Lines of Business	Principal Business Drivers

• Scaffolding, forming, shoring and other access-related services, rentals and sales	• Non-residential and infrastructure construction • Industrial and building maintenance requirements
• Outsourced, on-site services to steel mills and other metals producers	• Global steel mill production and capacity utilization • Outsourcing of services by metals producers
• Minerals and recycling technologies	• Outsourcing of handling and recycling of industrial co-product materials
• Railway track maintenance services and equipment	• Global railway track maintenance-of-way capital spending • Outsourcing of track maintenance and new track construction by railroads
• Industrial grating products	• Industrial plant and warehouse construction and expansion
• Air-cooled heat exchangers	• Natural gas compression, transmission and demand
• Industrial abrasives and roofing granules	• Industrial and infrastructure surface preparation and restoration • Residential roof replacement
• Heat transfer products and powder processing equipment	• Commercial and institutional boiler and water heater requirements • Pharmaceutical, food and chemical production

The Company reports segment information using the “management approach” in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”).  This approach is based on the way management organizes and reports the segments within the enterprise for making operating decisions and assessing performance.  The Company’s reportable segments are identified based upon differences in products, services and markets served.  These segments and the types of products and services offered are more fully described in section (c) below.

In 2007, 2006 and 2005, the United States contributed sales of $1.2 billion, $1.0 billion and $0.8 billion, equal to 31%, 32% and 35% of total sales, respectively.  In 2007, 2006 and 2005, the United Kingdom contributed sales of $0.7 billion, $0.7 billion and $0.5 billion, respectively, equal to 20%, 22% and 23% of total sales, respectively.  One customer, ArcelorMittal, represented 10% or more of the Company’s sales during 2007 and 2006.  No customer represented 10% or more of the Company’s sales in 2005.  There were no significant inter-segment sales.

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

(c)  Narrative Description of Business

(1)           A narrative description of the businesses by reportable segment is as follows:

Access Services Segment – 39% of consolidated sales for 2007

Harsco’s Access Services Segment includes the Company’s brand names of SGB Group, Hünnebeck Group and Patent Construction Systems Divisions.  The Company’s Access Services Segment is a leader in the construction services industry as one of the world’s most complete providers of rental scaffolding, shoring, forming and other access solutions.  The U.K.-based SGB Group Division operates from a network of international branches throughout Europe, the Middle East and Asia/Pacific; the Germany-based Hünnebeck Division serves Europe, the Middle East and South America, while the U.S.-based Patent Construction Systems Division serves North America including Mexico, Central America and the Caribbean.  Major services include the rental of concrete shoring and forming systems, scaffolding and powered access equipment for non-residential and infrastructure projects; as well as a variety of other access services including project engineering and equipment erection and dismantling and, to a lesser extent, access equipment sales.

The Company’s access services are provided through branch locations in over 30 countries plus export sales worldwide.  In 2007, this Segment’s revenues were generated in the following regions:

Access Services Segment
2007 Percentage
Region	of Revenues

Western Europe	65%
North America	20%
Middle East and Africa	7%
Eastern Europe	6%
Asia/Pacific	1%
Latin America (a)	1%
(a) Including Mexico.

For 2007, 2006 and 2005, the Access Services Segment’s percentage of the Company’s consolidated sales was 39%, 36% and 33%, respectively.

Mill Services Segment – 41% of consolidated sales for 2007

The Mill Services Segment, which consists of the MultiServ Division, is the world’s largest provider of on-site, outsourced mill services to the global steel and metals industries.  MultiServ provides its services on a long-term contract basis, supporting each stage of the metal-making process from initial raw material handling to post-production by-product processing and on-site recycling.  Working as a specialized, high-value-added services provider, MultiServ rarely takes ownership of its customers’ raw materials or finished products.  Similar services are provided to the producers of non-ferrous metals, such as aluminum, copper and nickel.  The Company’s multi-year Mill Services contracts had estimated future revenues of $5.0 billion at December 31, 2007.  This provides the Company with a substantial base of long-term revenues.  Approximately 61% of these revenues are expected to be recognized by December 31, 2010.  The remaining revenues are expected to be recognized principally between January 1, 2011 and December 31, 2016.

MultiServ’s geographic reach to over 30 countries, and its increasing range of services, enhance the Company’s financial and operating balance.  In 2007, this Segment’s revenues were generated in the following regions:

Mill Services Segment
2007 Percentage
Region	of Revenues

Western Europe	53%
North America	20%
Latin America (a)	11%
Asia/Pacific	7%
Middle East and Africa	6%
Eastern Europe	3%
(a) Including Mexico.

For 2007, 2006 and 2005, the Mill Services Segment’s percentage of the Company’s consolidated sales was 41%, 45% and 44%, respectively.

All Other Category - Minerals & Rail Services and Products – 20% of consolidated sales for 2007

The All Other Category includes the Excell Minerals, Reed Minerals, Harsco Track Technologies, IKG Industries, Patterson-Kelley and Air-X-Changers Divisions.  Approximately 84% of this category’s revenues originate in the United States.

Export sales for this Category totaled $57.1 million, $96.6 million and $116.6 million in 2007, 2006 and 2005, respectively.  In 2007, 2006 and 2005, export sales for the Harsco Track Technologies Division were $21.8 million, $51.5 million and $80.0 million, respectively, which included sales to Canada, Mexico, Europe, Asia, the Middle East and Africa.  A significant backlog exists at December 31, 2007 in the Harsco Track Technologies Division as a result of orders received in 2007 from the Chinese Ministry of Railways.

Excell Minerals is a multinational company that extracts high-value metallic content for production re-use on behalf of leading steelmakers and also specializes in the development of minerals technologies for commercial applications, including agriculture fertilizers and performance-enhancing additives for cement products.

Reed Minerals’ industrial abrasives and roofing granules are produced from power-plant utility coal slag at a number of locations throughout the United States.  The Company’s BLACK BEAUTY® abrasives are used for industrial surface preparation, such as rust removal and cleaning of bridges, ship hulls and various structures.  Roofing granules are sold to residential roofing shingle manufacturers, primarily for the replacement roofing market.  This Division is the United States’ largest producer of slag abrasives and third largest producer of residential roofing granules.

Harsco Track Technologies is a global provider of equipment and services to maintain, repair and construct railway track.  The Company’s railway track maintenance services support railroad customers worldwide.  The railway track maintenance equipment product class includes specialized track maintenance equipment used by private and government-owned railroads and urban transit systems worldwide.

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

For 2007, 2006 and 2005, the All Other Category’s percentage of the Company’s consolidated sales was 20%, 19% and 23%, respectively.

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

	Percentage of Consolidated Sales
Product Group	2007	2006	2005
Access Services	39%	36%	33%
Mill Services	41%	45%	44%

(1)	(ii)	New products and services are added from time to time; however, in 2007 none required the investment of a material amount of the Company’s assets.

(1)	(iii)
The manufacturing requirements of the Company’s operations are such that no unusual sources of supply for raw materials are required.  The raw materials used by the Company for its limited product manufacturing include principally steel and, to a lesser extent, aluminum, which are usually readily available.  The profitability of the Company’s manufactured products is affected by changing purchase prices of steel and other materials and commodities.  If steel or other material costs associated with the Company’s manufactured products increase and the costs cannot be passed on to the Company’s customers, operating income would be adversely impacted.  Additionally, decreased availability of steel or other materials could affect the Company’s ability to produce manufactured products in a timely manner.  If the Company cannot obtain the necessary raw materials for its manufactured products, then revenues, operating income and cash flows will be adversely affected.  Certain services performed by the Excell Minerals Division result in the recovery, processing and sale of specialty steel scrap concentrate and ferro alloys to its customers.  The selling price of the by-product material is principally market-based and varies based upon the current market value of its components.  Therefore, the revenue amounts recorded from the sale of such by-product material varies based upon the market value of the commodity components being sold.  The Company has executed hedging instruments designed to reduce the volatility of the revenue from the sale of the by-products material at varying market prices.  However, there can be no guarantee that such hedging strategies will be fully effective in reducing the variability of revenues from period to period.

(1)	(iv)	While the Company has a number of trademarks, patents and patent applications, it does not consider that any material part of its business is dependent upon them.

(1)	(v)
The Company furnishes products and materials and certain industrial services within the Access Services and the All Other Category that are seasonal in nature.  As a result, the Company’s sales and net income for the first quarter ending March 31 are normally lower than the second, third and fourth quarters.  Additionally, the Company has historically generated the majority of its cash flows in the second half of the year.  This is a direct result of normally higher sales and income during the latter part of the year.  The Company’s historical revenue patterns and cash provided by operating activities were as follows:

Historical Revenue from Continuing Operations Patterns
(In millions)	2007		2006	2005	2004	2003

First Quarter Ended March 31	$840.0		$682.1	$558.0	$478.7	$419.7

Second Quarter Ended June 30	946.1		766.0	606.0	534.6	466.7

Third Quarter Ended September 30	927.4		773.3	599.5	532.9	456.0

Fourth Quarter Ended December 31	974.6		804.2	632.5	616.8	482.1
Totals	$3,688.2	(a)	$3,025.6	$2,396.0	$2,163.0	$1,824.6	(a)

Historical Cash Provided by Operations
(In millions)	2007	2006	2005		2004	2003

First Quarter Ended March 31	$41.7	$69.8	$48.1		$32.4	$31.2

Second Quarter Ended June 30	154.9	114.5	86.3		64.6	59.2

Third Quarter Ended September 30	175.7	94.6	98.1		68.9	64.1

Fourth Quarter Ended December 31	99.4	130.3	82.7		104.6	108.4
Totals	$471.7	$409.2	$315.3	(a)	$270.5	$262.8	(a)
(a) Does not total due to rounding.

(1)	(vi)
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
One customer, ArcelorMittal, represented 10% or more of the Company’s sales in 2007 and 2006.  In 2005, no single customer represented 10% of its sales.  The Mill Services Segment is dependent largely on the global steel industry, and in 2007 and 2006 there were two customers that each provided in excess of 10% of this Segment’s revenues under multiple long-term contracts at several mill sites.  In 2005, there were three customers that each provided in excess of 10% of this Segment’s revenues.  ArcelorMittal was one of those customers in 2007, 2006 and 2005.  The loss of any one of the contracts would not have a material adverse effect upon the Company’s financial position or cash flows; however, it could have a material effect on quarterly or annual results of operations.  Additionally, these customers have significant accounts receivable balances.  Further consolidation in the global steel industry is possible.  Should transactions occur involving some of the Company’s larger steel industry customers, it would result in an increase in concentration of credit risk for the Company.  If a large customer were to experience financial difficulty, or file for bankruptcy protection, it could adversely impact the Company’s income, cash flows, and asset valuations.  As part of its credit risk management practices, the Company closely monitors the credit standing and accounts receivable position of its customer base.

(1)	(viii)
Backlog of manufacturing orders from continuing operations was $448.1 million and $236.5 million as of December 31, 2007 and 2006, respectively.  A significant backlog exists at December 31, 2007 in the Harsco Track Technologies Division as a result of orders received in 2007 from the Chinese Ministry of Railways.  It is expected that approximately 55% of the total backlog at December 31, 2007 will not be filled during 2008.  Exclusive of certain orders received by the Harsco Track Technologies Division such as the order from the Chinese Ministry of Railways, the Company’s backlog is seasonal in nature and tends to follow in the same pattern as sales and net income which is discussed in section (1) (v) above.  Order backlog for scaffolding, shoring and forming services of the Access Services Segment is excluded from the above amounts.  These amounts are generally not quantifiable due to short order lead times for certain services, the nature and timing of the products and services provided and equipment rentals with the ultimate length of the rental period often unknown.  Backlog for roofing granules and slag abrasives is not included in the total backlog because it is generally not quantifiable, due to the short order lead times of the products provided.  Backlog for minerals and recycling technologies is not included in the total backlog amount because it is generally not quantifiable due to short order lead times of the products and services provided.  Contracts for the Mill Services Segment are also excluded from the total backlog.  These contracts have estimated future revenues of $5.0 billion at December 31, 2007.  For additional information regarding backlog, see the Backlog section included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(1)	(ix)	At December 31, 2007, the Company had no material contracts that were subject to renegotiation of profits or termination at the election of the U.S. Government.

(1)	(x)
The Company encounters active competition in all of its activities from both larger and smaller companies who produce the same or similar products or services, or who produce different products appropriate for the same uses.

(1)	(xi)
The expense for product development activities was $3.2 million, $2.8 million and $2.4 million in 2007, 2006 and 2005, respectively.  For additional information regarding product development activities, see the Research and Development section included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

(1)	(xiii)	As of December 31, 2007, the Company had approximately 21,500 employees.

(d)  Financial Information about Geographic Areas

Financial information concerning foreign and domestic operations is included in Note 14, Information by Segment and Geographic Area, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data.”  Export sales totaled $61.7 million, $99.6 million and $118.8 million in 2007, 2006 and 2005, respectively.

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

•
The Excell Minerals business may be adversely impacted by a reduction in the selling price of its materials, which is market-based and varies based upon the current fair value of the components being sold.  Therefore, the revenue amounts recorded from the sale of such recycled materials vary based upon the fair value of the commodity components being sold; and

•
The Company’s access to capital and the associated costs of borrowing may be adversely impacted by the tightening of credit markets.  Capital constraints and increased borrowing costs may also adversely impact the financial position and operations of the Company’s customers across all business segments.

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

In response to the adverse market conditions, during 2002 and 2003 the Company conducted a comprehensive global review of its pension plans in order to formulate a plan to make its long-term pension costs more predictable and affordable.  The Company implemented design changes for most of these plans during 2003.  The principal change involved converting future pension benefits for many of the Company’s non-union employees in both the United Kingdom and United States from defined benefit plans to defined contribution plans as of January 1, 2004.  This conversion has made the Company’s pension expense more predictable and less sensitive to changes in the financial markets.

The Company’s pension committee continues to evaluate alternative strategies to further reduce overall pension expense including: conversion of certain remaining defined benefit plans to defined contribution plans; the on-going evaluation of investment fund managers’ performance; the balancing of plan assets and liabilities; the risk assessment of all multi-employer pension plans; the possible merger of certain plans; the consideration of incremental cash contributions to certain plans; and other changes that are likely to reduce future pension expense volatility and minimize risk.

In addition to the Company’s defined benefit pension plans, the Company also participates in numerous multi-employer pension plans throughout the world.  Within the United States, the Pension Protection Act of 2006 may require additional funding for multiemployer plans that could cause the Company to be subject to higher cash contributions in the future.  The Company continues to assess any full and partial withdrawal liability implications associated with these plans.

The Company’s global presence subjects it to a variety of risks arising from doing business internationally.

The Company operates in 50 countries, including the United States.  The Company’s global footprint exposes it to a variety of risks that may adversely affect results of operations, cash flows or financial position.  These include the following:

•	periodic economic downturns in the countries in which the Company does business;

•	fluctuations in currency exchange rates;

•	customs matters and changes in trade policy or tariff regulations;

•	imposition of or increases in currency exchange controls and hard currency shortages;

•	changes in regulatory requirements in the countries in which the Company does business;

•	higher tax rates in certain jurisdictions and potentially adverse tax consequences including restrictions on repatriating earnings, adverse tax withholding requirements and “double taxation”;

•	longer payment cycles and difficulty in collecting accounts receivable;

•	complications in complying with a variety of international laws and regulations;

•	political, economic and social instability, civil unrest and armed hostilities in the countries in which the Company does business;

•	inflation rates in the countries in which the Company does business;

•	laws in various international jurisdictions that limit the right and ability of subsidiaries to pay dividends and remit earnings to affiliated companies unless specified conditions are met; and‚

•	uncertainties arising from local business practices, cultural considerations and international political and trade tensions.

If the Company is unable to successfully manage the risks associated with its global business, the Company’s financial condition, cash flows and results of operations may be negatively impacted.

The Company has operations in several countries in the Middle East, including Bahrain, Egypt, Saudi Arabia, United Arab Emirates and Qatar, which are geographically close to Iraq, Iran, Israel, Lebanon and other countries with a continued high risk of armed hostilities.  During 2007, 2006 and 2005, the Company’s Middle East operations contributed approximately $44.6 million, $34.8 million and $32.7 million, respectively, to the Company’s operating income.  Additionally, the Company has operations in and sales to countries that have encountered outbreaks of communicable diseases (e.g., Acquired Immune Deficiency Syndrome (AIDS), avian influenza and others).  Should such outbreaks worsen or spread to other countries, the Company may be negatively impacted through reduced sales to and within those countries and other countries impacted by such diseases.

Exchange rate fluctuations may adversely impact the Company’s business.

Fluctuations in foreign exchange rates between the U.S. dollar and the over 40 other currencies in which the Company conducts business may adversely impact the Company’s operating income and income from continuing operations in any given fiscal period.  Approximately 69% and 68% of the Company’s sales and approximately 68% and 71% of the Company’s operating income from continuing operations for the years ended December 31, 2007 and 2006, respectively, were derived from operations outside the United States.  More specifically, approximately 20% and 22% of the Company’s revenues were derived from operations in the United Kingdom during 2007 and 2006, respectively.  Additionally, approximately 26% and 25% of the Company’s revenues were derived from operations with the euro as their functional currency during 2007 and 2006, respectively.  Given the structure of the Company’s revenues and expenses, an increase in the value of the U.S. dollar relative to the foreign currencies in which the Company earns its revenues generally has a negative impact on operating income, whereas a decrease in the value of the U.S. dollar tends to have the opposite effect.  The Company’s principal foreign currency exposures are to the British pound sterling and the euro.

Compared with the corresponding period in 2006, the average values of major currencies changed as follows in relation to the U.S. dollar during 2007, impacting the Company’s sales and income:

•	British pound sterling	Strengthened by 8%
•	euro	Strengthened by 8%
•	South African rand	Weakened by 3%
•	Brazilian real	Strengthened by 11%
•	Canadian dollar	Strengthened by 5%
•	Australian dollar	Strengthened by 10%
•	Polish zloty	Strengthened by 11%

Compared with exchange rates at December 31, 2006, the values of major currencies changed as follows as of December 31, 2007:

•	British pound sterling	Strengthened by 1%
•	euro	Strengthened by 10%
•	South African rand	Strengthened by 2%
•	Brazilian real	Strengthened by 17%
•	Canadian dollar	Strengthened by 15%
•	Australian dollar	Strengthened by 10%
•	Polish zloty	Strengthened by 15%

The Company’s foreign currency exposures increase the risk of income statement, balance sheet and cash flow volatility.  If the above currencies change materially in relation to the U.S. dollar, the Company’s financial position, results of operations, or cash flows may be materially affected.

To illustrate the effect of foreign currency exchange rate changes in certain key markets of the Company, in 2007, revenues would have been approximately 5% or $166.9 million less and operating income would have been approximately 4% or $16.5 million less if the average exchange rates for 2006 were utilized.  A similar comparison for 2006 would have decreased revenues approximately 1% or $34.1 million, while operating income would have been approximately 1% or $3.9 million less if the average exchange rates for 2006 would have remained the same as 2005.  If the U.S. dollar weakens in relation to the euro and British pound sterling, the Company would expect to see a positive impact on future sales and income from continuing operations as a result of foreign currency translation.  Currency changes also result in assets and liabilities denominated in local currencies being translated into U.S. dollars at different amounts than at the prior period end.  If the U.S. dollar weakens in relation to currencies in countries in which the Company does business, the translated values of the related assets and liabilities, and therefore stockholders’ equity, would increase.  Conversely, if the U.S. dollar strengthens in relation to currencies in countries in which the Company does business, the translated values of the related assets, liabilities, and therefore stockholders’ equity, would decrease.

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

If a downturn in the economy occurs, it may adversely impact the ability of the Company’s customers to meet their obligations to the Company on a timely basis and could result in bankruptcy filings by them.  If customers are unable to meet their obligations on a timely basis, it could adversely impact the realizability of receivables, the valuation of inventories and the valuation of long-lived assets across the Company’s businesses, as well as negatively affect the forecasts used in performing the Company’s goodwill impairment testing under SFAS No. 142, “Goodwill and Other Intangible Assets.”  If management determines that goodwill or other assets are impaired or that inventories or receivables cannot be realized at recorded amounts, the Company will be required to record a write-down in the period of determination, which will reduce net income for that period.  Additionally, the risk remains that certain Mill Services customers may file for bankruptcy protection, be acquired or consolidate in the future, which could have an adverse impact on the Company’s income and cash flows.

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

Increased customer concentration and credit risk in the Mill Services Segment may adversely impact the Company’s future earnings and cash flows.

The Company’s Mill Services Segment (and, to a lesser extent, the All Other Category) has several large customers throughout the world with significant accounts receivable balances.  In December 2005, the Company acquired the Northern Hemisphere steel mill services operations of Brambles Industrial Services, a unit of the Sydney, Australia-based Brambles Industrial Limited.  This acquisition has increased the Company’s corresponding concentration of credit risk to customers in the steel industry.  Additionally, further consolidation in the global steel industry occurred in 2006 and 2007 and additional consolidation is possible.  Should additional transactions occur involving some of the steel industry’s larger companies, which are customers of the Company, it would result in an increase in concentration of credit risk for the Company.  If a large customer were to experience financial difficulty, or file for bankruptcy protection, it could adversely impact the Company’s income, cash flows and asset valuations.  As part of its credit risk management practices, the Company developed strategies to mitigate this increased concentration of credit risk.  In the Access Services Segment, concentrations of credit risk with respect to accounts receivable are generally limited due to the Company’s large number of customers and their dispersion across different geographies.

Increases in energy prices could increase the Company’s operating costs and reduce its profitability.

Worldwide political and economic conditions, an imbalance in the supply and demand for oil, extreme weather conditions, armed hostilities in oil-producing regions, among other factors, may result in an increase in the volatility of energy costs, both on a macro basis and for the Company specifically.  In 2007, 2006 and 2005, energy costs have approximated 3.7%, 3.9% and 3.5% of the Company’s revenue, respectively.  To the extent that such costs cannot be passed to customers in the future, operating income and results of operations may be adversely affected.

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

The Company is subject to various environmental laws and the success of existing or future environmental claims against it could adversely impact the Company’s results of operations and cash flows.

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

The Company is currently involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a “potentially responsible party” for certain waste disposal sites under the federal “Superfund” law.  At several sites, the Company is currently conducting environmental remediation, and it is probable that the Company will agree to make payments toward funding certain other of these remediation activities.  It also is possible that some of these matters will be decided unfavorably to the Company and that other sites requiring remediation will be identified.  Each of these matters is subject to various uncertainties and financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected.  The Company has evaluated its potential liability and the Consolidated Balance Sheets at December 31, 2007 and 2006 include an accrual of $3.9 million and $3.8 million, respectively, for environmental matters.  The amounts charged against pre-tax earnings related to environmental matters totaled $2.8 million, $2.1 million and $1.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.  The liability for future remediation costs is evaluated on a quarterly basis.  Actual costs to be incurred at identified sites in future periods may be greater than the estimates, given inherent uncertainties in evaluating environmental exposures.

Restrictions imposed by the Company’s credit facilities and outstanding notes may limit the Company’s ability to obtain additional financing or to pursue business opportunities.

The Company’s credit facilities and certain notes payable agreements contain a covenant requiring a maximum debt to capital ratio of 60%.  In addition, certain notes payable agreements also contain a covenant requiring a minimum net worth of $475 million.  These covenants limit the amount of debt the Company may incur, which could limit its ability to obtain additional financing or pursue business opportunities.  In addition, the Company’s ability to comply with these ratios may be affected by events beyond its control.  A breach of any of these covenants or the inability to comply with the required financial ratios could result in a default under these credit facilities.  In the event of any default under these credit facilities, the lenders under those facilities could elect to declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be due and payable, which would cause an event of default under the notes.  This could, in turn, trigger an event of default under the cross-default provisions of the Company’s other outstanding indebtedness.  At December 31, 2007, the Company was in compliance with these covenants with a debt to capital ratio of 40.8%, and a net worth of $1.6 billion.  The Company had $395.2 million in outstanding indebtedness containing these covenants at December 31, 2007.

Higher than expected claims under insurance policies, under which the Company retains a portion of the risk, could adversely impact results of operations and cash flows.

The Company retains a significant portion of the risk for property, workers’ compensation, U.K. employers’ liability, automobile, general and product liability losses.  Reserves have been recorded which reflect the undiscounted estimated liabilities for ultimate losses including claims incurred but not reported.  Inherent in these estimates are assumptions that are based on the Company’s history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends.  At December 31, 2007 and 2006, the Company had recorded liabilities of $112.0 million and $103.4 million, respectively, related to both asserted and unasserted insurance claims.  Included in the balance at December 31, 2007 and 2006 were $25.9 million and $18.9 million, respectively, of recognized liabilities covered by insurance carriers.  If actual claims are higher than those projected by management, an increase to the Company’s insurance reserves may be required and would be recorded as a charge to income in the period the need for the change was determined.  Conversely, if actual claims are lower than those projected by management, a decrease to the Company’s insurance reserves may be required and would be recorded as a reduction to expense in the period the need for the change was determined.

The seasonality of the Company’s business may cause its quarterly results to fluctuate.

The Company has historically generated the majority of its cash flows in the second half of the year.  This is a direct result of normally higher sales and income during the second half of the year, as the Company’s business tends to follow seasonal patterns.  If the Company is unable to successfully manage the cash flow and other effects of seasonality on the business, its results of operations may suffer.  The Company’s historical revenue patterns and net cash provided by operating activities are included in Part I, Item 1, “Business.”

The Company’s cash flows and earnings are subject to changes in interest rates.

The Company’s total debt as of December 31, 2007 was $1.1 billion.  Of this amount, approximately 49.2% had variable rates of interest and 50.8% had fixed rates of interest.  The weighted average interest rate of total debt was approximately 6.0%.  At current debt levels, a one-percentage increase/decrease in variable interest rates would increase/decrease interest expense by approximately $5.3 million per year.

The future financial impact on the Company associated with the above risks cannot be estimated.

Item 1B.    Unresolved Staff Comments

None.

Item 2.       Properties

Information as to the principal plants owned and operated by the Company is summarized in the following table:

Location	Principal Products

Access Services Segment
Marion, Ohio	Access Equipment Maintenance
Dosthill, United Kingdom	Access Equipment Maintenance

Location	Principal Products
All Other Category - Minerals & Rail Services and Products
Drakesboro, Kentucky	Roofing Granules/Abrasives
Gary, Indiana	Roofing Granules/Abrasives
Tampa, Florida	Roofing Granules/Abrasives
Brendale, Australia	Rail Maintenance Equipment
Fairmont, Minnesota	Rail Maintenance Equipment
Ludington, Michigan	Rail Maintenance Equipment
West Columbia, South Carolina	Rail Maintenance Equipment
Channelview, Texas	Industrial Grating Products
Leeds, Alabama	Industrial Grating Products
Queretaro, Mexico	Industrial Grating Products
East Stroudsburg, Pennsylvania	Process Equipment
Catoosa, Oklahoma	Heat Exchangers
Sarver, Pennsylvania	Minerals and Recycling Technologies

The Company also operates the following plants which are leased:

Location	Principal Products
Access Services Segment
DeLimiet, Netherlands	Access Equipment Maintenance
Ratingen, Germany	Access Equipment Maintenance
All Other Category - Minerals & Rail Services and Products
Memphis, Tennessee	Roofing Granules/Abrasives
Moundsville, West Virginia	Roofing Granules/Abrasives
Eastwood, United Kingdom	Rail Maintenance Equipment
Tulsa, Oklahoma	Industrial Grating Products
Garrett, Indiana	Industrial Grating Products
Catoosa, Oklahoma	Heat Exchangers
Sapulpa, Oklahoma	Heat Exchangers

The above listing includes the principal properties owned or leased by the Company.  The Company also operates from a number of other smaller plants, branches, depots, warehouses and offices in addition to the above.  The Company considers all of its properties at which operations are currently performed to be in satisfactory condition and suitable for operations.  Additionally, the Company has administrative offices in Camp Hill, Pennsylvania and Leatherhead, United Kingdom.

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

Supplementary Item.  Executive Officers of the Registrant (Pursuant to Instruction 3 to Item 401(b) of Regulation S-K)

Set forth below, as of February 29, 2008, are the executive officers (this excludes six corporate officers who are not deemed “executive officers” within the meaning of applicable Securities and Exchange Commission regulations) of the Company and certain information with respect to each of them.  S. D. Fazzolari was elected to his new position effective January 1, 2008.  G. D. H. Butler, M. E. Kimmel, S. J. Schnoor and R. C. Neuffer were elected to their respective offices effective on January 1, 2008.  R. M. Wagner was elected to his new position effective January 1, 2008.  All terms expire on April 22, 2008.  There are no family relationships between any of the executive officers.

Name	Age	Principal Occupation or Employment

Executive Officers:

S. D. Fazzolari	55
Chief Executive Officer of the Corporation effective January 1, 2008.  Served as President and Chief Financial Officer of the Corporation from October 10, 2007 to December 31, 2007.  Served as President, Chief Financial Officer and Treasurer from January 24, 2006 to October 9, 2007, and Director since January 2002.  Served as Senior Vice President, Chief Financial Officer and Treasurer from August 24, 1999 to January 23, 2006 and as Senior Vice President and Chief Financial Officer from January 1998 to August 1999.  Served as Vice President and Controller from January 1994 to December 1997 and as Controller from January 1993 to January 1994.  Previously served as Director of Auditing from 1985 to 1993 and served in various auditing positions from 1980 to 1985.

G. D. H. Butler	61
President of Harsco Corporation and CEO of the Access Services and Mill Services business groups effective January 1, 2008.  Served as Senior Vice President-Operations of the Corporation from September 26, 2000 to December 31, 2007 and Director since January 2002.  Concurrently served as President of the MultiServ and SGB Group Divisions.  From September 2000 through December 2003, he was President of the Heckett MultiServ International and SGB Group Divisions.  Was President of the Heckett MultiServ-East Division from July 1, 1994 to September 26, 2000.  Served as Managing Director - Eastern Region of the Heckett MultiServ Division from January 1, 1994 to June 30, 1994.  Served in various officer positions within MultiServ International, N. V. prior to 1994 and prior to the Company’s acquisition of that corporation in August 1993.

M. E. Kimmel	48
Senior Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary effective January 1, 2008.  General Counsel and Corporate Secretary since January 1, 2004.  Served as Corporate Secretary and Assistant General Counsel from May 1, 2003 to December 31, 2003.  Held various legal positions within the Corporation since he joined the Company in August 2001.  Prior to joining Harsco, he was Vice President, Administration and General Counsel, New World Pasta Company from January 1, 1999 to July 2001.  Before joining New World Pasta, Mr. Kimmel spent approximately 12 years in various legal positions with Hershey Foods Corporation.

S. J. Schnoor	54
Senior Vice President and Chief Financial Officer effective January 1, 2008.  Served as Vice President and Controller of the Corporation from May 15, 1998 to December 31, 2007.  Served as Vice President and Controller of the Patent Construction Systems Division from February 1996 to May 1998 and as Controller of the Patent Construction Systems Division from January 1993 to February 1996.  Previously served in various auditing positions for the Corporation from 1988 to 1993.  Prior to joining Harsco, he served in various auditing positions for Coopers & Lybrand from September 1985 to April 1988.  Mr. Schnoor is a Certified Public Accountant.

Name	Age	Principal Occupation or Employment

R. C. Neuffer	65
Harsco Senior Vice President and Group President for the Company’s Minerals & Rail Services and Products group effective January 1, 2008.  Served as President of the Minerals & Rail Services and Products business group since his appointment on January 24, 2006.  Previously, he led the Patterson-Kelley, IKG Industries and Air-X-Changers units as Vice President and General Manager since 2004.  In 2003, he was Vice President and General Manager of IKG Industries and Patterson-Kelley.  Between 1997 and 2002, he was Vice President and General Manager of Patterson-Kelley.  Mr. Neuffer joined Harsco in 1991.

R. M. Wagner	40
Vice President and Controller effective January 1, 2008.  Mr. Wagner joined Harsco in 2007 as Assistant Controller.  Prior to joining Harsco, he held management responsibilities for financial reporting at Bayer Corporation.  He previously held a number of financial management positions both in the United States and internationally with Kennametal Inc., and also served as an audit manager with Deloitte & Touche.  Mr. Wagner is a Certified Public Accountant.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Harsco Corporation common stock is listed on the New York Stock Exchange.  At the end of 2007, there were 84,459,866 shares outstanding.  In 2007, the Company’s common stock traded in a range of $36.90 to $66.51 (on a post-split basis) and closed at $64.07 at year-end.  At December 31, 2007 there were approximately 22,000 stockholders.  There are no significant limitations on the payment of dividends included in the Company’s loan agreements.  For additional information regarding Harsco common stock market price and dividends declared, see Dividend Action under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Common Stock Price and Dividend Information under Part II, Item 8, “Financial Statements and Supplementary Data.”  For additional information on the Company’s equity compensation plans see Part III, Item 11, “Executive Compensation.”

(c)           Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1, 2007 – October 31, 2007	—	—	—	2,000,000
November 1, 2007 – November 30, 2007	—	—	—	2,000,000
December 1, 2007 – December 31, 2007	—	—	—	2,000,000
Total	—	—	—

The Company’s share repurchase program was extended by the Board of Directors in November 2007.  The program authorizes the repurchase of up to 2,000,000 shares of the Company’s common stock and expires January 31, 2009.  As announced in February 2008, the Company plans to begin the repurchase of an undetermined number of shares of the Company’s common stock under the above mentioned stock repurchase authorization.  Repurchases will be made in open market transactions at times and amounts as management deems appropriate, depending on market conditions.  Any repurchase may commence or be discontinued at any time.

Item 6.       Selected Financial Data

Five-Year Statistical Summary

(In thousands, except per share, employee information and percentages)	2007 (a)	2006	2005 (b)	2004	2003
Income Statement Information (c)
Revenues from continuing operations	$3,688,160	$3,025,613	$2,396,009	$2,162,973	$1,824,551
Income from continuing operations	255,115	186,402	144,488	104,040	77,133
Income from discontinued operations	44,377	9,996	12,169	17,171	15,084
Net income	299,492	196,398	156,657	121,211	92,217
Financial Position and Cash Flow Information
Working capital	$471,367	$320,847	$352,620	$346,768	$269,276
Total assets	3,905,430	3,326,423	2,975,804	2,389,756	2,138,035
Long-term debt	1,012,087	864,817	905,859	594,747	584,425
Total debt	1,080,794	1,063,021	1,009,888	625,809	613,531
Depreciation and amortization (including discontinued operations)	306,413	252,982	198,065	184,371	168,935
Capital expenditures	443,583	340,173	290,239	204,235	143,824
Cash provided by operating activities	471,740	409,239	315,279	270,465	262,788
Cash used by investing activities	(386,125)	(359,455)	(645,185)	(209,602)	(144,791)
Cash provided (used) by financing activities	(77,687)	(84,196)	369,325	(56,512)	(125,501)
Ratios
Return on sales (d)	6.9%	6.2%	6.0%	4.8%	4.2%
Return on average equity (e)	19.2%	17.2%	15.3%	12.7%	10.9%
Current ratio	1.5:1	1.4:1	1.5:1	1.6:1	1.5:1
Total debt to total capital (f)	40.8%	48.1%	50.4%	40.6%	44.1%
Per Share Information (g)
Basic- Income from continuing operations	$3.03	$2.22	$1.73	$1.26	$0.95
- Income from discontinued operations	0.53	0.12	0.15	0.21	0.19
- Net income	$3.56	$2.34	$1.88	$1.47	$1.13 (h)
Diluted- Income from continuing operations	$3.01	$2.21	$1.72	$1.25	$0.94
- Income from discontinued operations	0.52	0.12	0.14	0.21	0.18
- Net income	$3.53	$2.33	$1.86	$1.46	$1.13 (h)
Book value	$18.54	$13.64	$11.89	$11.03	$9.51
Cash dividends declared	0.7275	0.665	0.6125	0.5625	0.5313
Other Information
Diluted average number of shares outstanding (g)	84,724	84,430	84,161	83,196	81,946
Number of employees	21,500	21,500	21,000	18,500	17,500
Backlog from continuing operations (i)	$448,054	$236,460	$230,584	$194,336	$156,940

(a)	Includes Excell Minerals acquired February 1, 2007 (All Other Category - Minerals & Rail Services and Products).
(b)
Includes the Northern Hemisphere mill services operations of Brambles Industrial Services (BISNH) acquired December 29, 2005 (Mill Services) and Hünnebeck Group GmbH acquired November 21, 2005 (Access Services).

(c)	Income statement information restated to reflect the Gas Technologies business group as Discontinued Operations.
(d)	“Return on sales” is calculated by dividing income from continuing operations by revenues from continuing operations.
(e)	“Return on average equity” is calculated by dividing income from continuing operations by quarterly weighted-average equity.
(f)	“Total debt to total capital” is calculated by dividing the sum of debt (short-term borrowings and long-term debt including current maturities) by the sum of equity and debt.
(g)	Per share information restated to reflect the 2-for-1 stock split effective in the first quarter of 2007.
(h)	Does not total due to rounding.
(i)
Excludes the estimated amount of long-term mill service contracts, which had estimated future revenues of $5.0 billion at December 31, 2007.  Also excludes backlog of the Access Services Segment and the roofing granules and slag abrasives business.  These amounts are generally not quantifiable due to the nature and timing of the products and services provided.

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

Forward-Looking Statements
The nature of the Company’s business and the many countries in which it operates subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties.  In accordance with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary remarks regarding important factors which, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein.  Forward-looking statements contained herein could include among other things, statements about our management confidence and strategies for performance; expectations for new and existing products, technologies, and opportunities; and expectations regarding growth, sales, cash flows, earnings and Economic Value Added (EVA®).  These statements can be identified by the use of such terms as “may,” “could,” “expect,” “anticipate,” “intend,” “believe,” or other comparable terms.

Factors which could cause results to differ include, but are not limited to:  (1) changes in the worldwide business environment in which the Company operates, including general economic conditions; (2) changes in currency exchange rates, interest rates and capital costs; (3) changes in the performance of stock and bond markets that could affect, among other things, the valuation of the assets in the Company’s pension plans and the accounting for pension assets, liabilities and expenses; (4) changes in governmental laws and regulations, including environmental, tax and import tariff standards; (5) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services and technologies; (6) unforeseen business disruptions in one or more of the many countries in which the Company operates due to political instability, civil disobedience, armed hostilities or other calamities; (7) the seasonal nature of the business; (8) the successful integration of the Company’s strategic acquisitions; (9) the amount and timing of repurchases of the Company’s common stock, if any; and (10) other risk factors listed from time to time in the Company’s SEC reports.  A further discussion of these, along with other potential factors, can be found in Part I, Item 1A, “Risk Factors,” of this Form 10-K.  The Company cautions that these factors may not be exhaustive and that many of these factors are beyond the Company’s ability to control or predict.  Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.  The Company undertakes no duty to update forward-looking statements except as may be required by law.

Executive Overview
The Company’s record performance in 2007 reflected the continued execution of the Company’s strategy of growth through increased international diversity and a balanced, industrial services-based portfolio, augmented by selective strategic acquisitions.  The 2007 results were led by the Access Services Segment and All Other Category (Minerals & Rail Services and Products).

The Company’s 2007 revenues were a record $3.7 billion.  This was an increase of $662.5 million or 22% over 2006.  Income from continuing operations was a record $255.1 million for 2007 compared with $186.4 million in 2006, an increase of 37%.  Diluted earnings per share from continuing operations were a record $3.01 for 2007, a 36% increase from 2006.

Results for 2007 benefited from continued improved performance in the Access Services Segment and the February 1, 2007 acquisition of Excell Minerals.  The improved performance in the Access Services Segment was due to continued strength in the Company’s global non-residential and infrastructure construction and industrial services markets, and positive returns from the Company’s increased investment in highly engineered formwork rental systems.

Overall, the global markets in which the Company participates, remain strong and the Company has expansion opportunities to pursue its prudent acquisition strategy of seeking further accretive bolt-on acquisitions, as well as organic investments in its industrial services platforms. The Company also expects continued strength in its operations in 2008, particularly from the Access Services Segment, as well as the All Other Category (Minerals & Rail Services and Products).  In addition, the Company expects gradual improvement in 2008 from the Mill Services Segment, as global steel production levels begin to increase from 2007 levels; the implementation of business optimization initiatives continues; underperforming contracts are exited or renegotiated; certain low margin businesses are divested; the effects of restructuring actions are realized; and new contracts are signed and work begins as our geographic expansion strategy in high-return regions continues.

During 2007, the Company had record net cash provided by operating activities of $471.7 million, a 15% increase over the $409.2 million achieved in 2006.  The Company expects continued strong cash flows from operating activities in 2008.  The Company’s cash flows are further discussed in the Liquidity and Capital Resources section.

The record revenue, income from continuing operations and diluted earnings per share for 2007 reflect the balance and geographic diversity of the Company’s operations.  This operating balance and geographic diversity, as well as growth opportunities in the Company’s core services platforms, such as the February 1, 2007 acquisition of Excell Minerals, provide a broad foundation for future growth and a hedge against normal changes in economic and industrial cycles.  In addition, the Company’s value-based management system continued to deliver significant improvement in Economic Value Added (“EVA®”) during 2007.

On December 7, 2007, the Company completed the sale of its Gas Technologies business group to Wind Point Partners.  The terms of the sale include a total purchase price of $340 million, including $300 million paid in cash at closing and $40 million in the form of an earnout, contingent on the Gas Technologies business achieving certain performance targets in 2008 or 2009.

Effective in the first quarter of 2007, there was a two-for-one split of the Company’s common stock for which one additional share of common stock was issued to stockholders as of March 26, 2007.

Segment Overview
The Access Services Segment’s revenues in 2007 were $1.4 billion compared with $1.1 billion in 2006, a 31% increase.  Operating income increased by 53% to $183.8 million, from $120.4 million in 2006.  Operating margins for the Segment improved by 190 basis points to 13.0% from 11.1% in 2006.  These improvements were due principally to continued strength in the Company’s global non-residential and infrastructure construction and industrial services markets, particularly in Europe and North America.  This Segment accounted for 39% of the Company’s revenues and 40% of the operating income for 2007.

Mill Services Segment revenues in 2007 were $1.5 billion compared with $1.4 billion in 2006, an 11% increase.  Operating income decreased by 9% to $134.5 million, from $147.8 million in 2006.  Operating margins for this Segment decreased by 200 basis points to 8.8% from 10.8% in 2006.  The decrease in operating income and margins was due to higher operating and maintenance costs, as well as lower steel production in certain regions, particularly North America.  The 2007 results include pre-tax restructuring charges of $4.7 million, primarily related to severance costs associated with initiatives to improve operating results.  This Segment accounted for 41% of the Company’s revenues and 29% of the operating income for 2007.

The All Other Category’s revenues in 2007 were $750.0 million compared with $578.2 million in 2006, a 30% increase.  Operating income increased by 84% to $142.2 million, from $77.5 million in 2006.  Operating margins increased by 560 basis points to 19.0% in 2007 from 13.4% in 2006.  The February 1, 2007 acquisition of Excell Minerals contributed to this Category’s improved performance.  Four of the five other businesses contributed higher revenues, and all five businesses contributed higher operating income in 2007 compared with 2006.  This Category accounted for 20% of the Company’s revenue and 31% of the operating income for 2007.

The positive effect of foreign currency translation increased 2007 consolidated revenues by $166.9 million and pre-tax income by $13.9 million when compared with 2006.

Outlook Overview
The Company’s operations span several industries and products as more fully discussed in Part I, Item 1, “Business.”  On a macro basis, the Company is affected by non-residential and infrastructure construction and industrial maintenance and capital improvement activities; worldwide steel mill production and capacity utilization; industrial production volume; and the general business trend towards the outsourcing of services.  The overall outlook for 2008 continues to be positive for most of these business drivers.

Both international and domestic Access Services activity remains strong.  Operating performance in 2007 for this Segment has benefited, and is expected to continue to benefit in 2008, from increased non-residential and infrastructure construction spending and industrial services activity in the Company’s major markets; selective strategic investments and acquisitions in existing and new markets and expansion of current product lines; further market penetration from new services; service cross-selling opportunities among the markets served; and enterprise business optimization opportunities including new technology applications, consolidated procurement, logistics and continuous process improvement initiatives.  Further prudent global expansion and market share gains are also expected from this Segment.

Overall, the outlook for the Mill Services Segment for 2008 remains positive.  However, margin improvement in this Segment in 2008 is expected to be gradual as the effects of the margin-improvement plans previously outlined are realized.  During 2007, in order to maintain pricing levels, a more disciplined and consolidated steel industry has been adjusting production levels to bring inventories in-line with current demand.  The Company expects global steel production and consumption to increase at a sustainable pace in 2008, which would generally have a favorable effect on this Segment’s revenues.  In addition, new contract signings and start-ups, as well as the Company’s geographic expansion strategy, particularly Eastern Europe and the Middle East, are expected to gradually have a positive effect on results in the longer term.  The Company continues to engage in enterprise business optimization initiatives designed to improve operating results and margins.  However, the Company may experience higher operating costs, such as maintenance and energy; that could have a negative impact on operating margins, to the extent these costs cannot be passed to customers.

The outlook for the All Other Category (Minerals & Rail Services and Products) remains positive.  Excell Minerals is expected to continue to be accretive to earnings in 2008, as full integration into the Company continues to occur.  Likewise, the railway track maintenance services and equipment business should continue to see improved year-over-year operating performance in 2008.  Contract opportunities for the business remain high (such as the signing of significant orders from China in 2007), which also provides confidence to the longer-term outlook.  The remaining businesses within this group are also expected to continue to operate at their current high levels of operating effectiveness.

The stable or improved market conditions for most of the Company’s services and products and the significant investments made recently for acquisitions and growth-related capital expenditures provide the base for achieving the Company’s stated growth objectives.  The record performance for revenue and operating income achieved in 2007 provides momentum for continued improvement in 2008.

Revenues by Region
	Total Revenues Twelve Months Ended December 31		Percentage Growth From 2006 to 2007
(Dollars in millions)	2007	2006	Volume	Currency	Total
Western Europe	$1,758.5	$1,472.7	10.6%	8.8%	19.4%
North America	1,244.9	1,027.4	20.8	0.4	21.2
Latin America (a)	213.5	165.4	21.8	7.3	29.1
Middle East and Africa	196.4	159.5	24.1	(1.0)	23.1
Eastern Europe	139.6	92.3	39.0	12.2	51.2
Asia/Pacific	135.3	108.3	13.9	11.1	25.0
Total	$3,688.2	$3,025.6	16.4%	5.5%	21.9%

(a)	Includes Mexico.

2007 Highlights
The following significant items affected the Company overall during 2007 in comparison with 2006:

Company Wide:
•
Continued strong worldwide economic activity, as well as the strong earnings performance of the Excell Minerals acquisition, benefited the Company in 2007.  This included increased access equipment services, especially in North America, Europe and the Middle East; and increased demand for air-cooled heat exchangers and industrial grating products.

•
As expected, during 2007, the Company experienced higher fuel and energy-related costs, as well as higher commodity costs for certain manufacturing businesses.  To the extent that such costs cannot be passed to customers in the future, operating income may be adversely affected.

•	Consistent with its overall strategic focus on global industrial services, the Company divested its Gas Technologies business group on December 7, 2007.
•	During 2007, international sales and operating income were 69% and 68%, respectively, of total sales and operating income. This compares with 2006 levels of 68% of sales and 71% of operating income.

Access Services Segment:
(Dollars in millions)	2007	2006
Revenues	$1,415.9	$1,080.9
Operating income	183.8	120.4
Operating margin percent	13.0%	11.1%

Access Services Segment – Significant Impacts on Revenues:	(In millions)
Revenues – 2006	$1,080.9
Increased volume and new business	209.3
Impact of foreign currency translation	72.2
Acquisitions	53.2
Other	0.3
Revenues – 2007	$1,415.9

Access Services Segment – Significant Impacts on Operating Income:
•
In 2007, the international access services business, Europe and the Middle East in particular, continued to improve due to increased non-residential, multi-dwelling residential and infrastructure construction spending.  The Company has also benefited from its recent rental equipment capital investments made in these markets. Equipment rentals, particularly in the construction sector, are the highest margin revenue source in this Segment.

•
Continued strong North American non-residential and infrastructure construction and industrial services markets had a positive effect on volume which caused overall margins and operating income in North America to improve during 2007.

•	The 2006 MyATH (Chile) and Cleton (Northern Europe) acquisitions were accretive to earnings in 2007.
•	The impact of foreign currency translation in 2007 increased operating income for this Segment by $7.6 million, compared with 2006.

Mill Services Segment:
(Dollars in millions)	2007	2006
Revenues	$1,522.3	$1,366.5
Operating income	134.5	147.8
Operating margin percent	8.8%	10.8%

Mill Services Segment – Significant Effects on Revenues:	(In millions)
Revenues – 2006	$1,366.5
Impact of foreign currency translation	90.3
Acquisitions	34.7
Increased volume and new business	30.7
Other	0.1
Revenues – 2007	$1,522.3

Mill Services Segment – Significant Impacts on Operating Income:
•	Operating income for 2007 was negatively impacted by increased operating and maintenance expenses as well as lower steel production in certain regions, particularly North America.
•	Operating income for 2007 included higher severance and other restructuring charges of $3.3 million compared with 2006.

•	The fourth quarter 2006 acquisition of Technic Gum and the 2007 acquisitions of Alexander Mill Services International (“AMSI”) and Performix increased operating income in 2007 compared to 2006.
•	The impact of foreign currency translation in 2007 increased operating income for this Segment by $9.4 million compared with 2006.

All Other Category - Minerals & Rail Services and Products:
(Dollars in millions)	2007	2006
Revenues	$750.0	$578.2
Operating income	142.2	77.5
Operating margin percent	19.0%	13.4%

All Other Category - Minerals & Rail Services and Products – Significant Impacts on Revenues:	(In millions)
Revenues – 2006	$578.2
Acquisitions – principally Excell Minerals	123.7
Air-cooled heat exchangers	27.7
Industrial grating products	23.8
Boiler and process equipment	1.3
Roofing granules and abrasives	(4.9)
Railway track maintenance services and equipment	(4.0)
Impact of foreign currency translation	4.4
Other	(0.2)
Revenues – 2007	$750.0

All Other Category - Minerals & Rail Services and Products – Significant Effects on Operating Income:
•
The Excell Minerals acquisition was accretive to the Category’s performance in 2007.  Excell Minerals had strong customer demand for its high-value material recycling services, as well as favorable market pricing.

•	Operating income for the air-cooled heat exchangers business benefited in 2007 due to increased volume resulting from a continued strong natural gas market.
•	The increase in 2007 operating income for the industrial grating products business was due principally to strong demand, as well as lower raw material costs and a gain on the sale of an asset.
•	The boiler and process equipment business delivered improved results in 2007 due to increased equipment sales and favorable product mix.
•	Despite lower volume for the roofing granules and abrasives business in 2007, operating income increased due to price increases, which offset higher costs.
•
Operating income for the railway track maintenance services and equipment business increased in 2007 compared with 2006 due to increased volume and reduced operating expenses for contract services, partially offset by the impact of reduced equipment sales volume.  The business also benefited from reduced raw material costs and a gain on the disposal of an asset.

•	The impact of foreign currency translation in 2007 increased operating income by $0.6 million for this Category compared to 2006.

Outlook, Trends and Strategies
Looking to 2008 and beyond, the following significant items, trends and strategies are expected to affect the Company:

Company Wide:
•
The Company will continue its disciplined focus on expanding its industrial services businesses, with a particular emphasis on prudently growing the Access Services Segment, especially in emerging economies and other targeted markets.  Growth is expected to be achieved through the provision of additional services to existing customers, new contracts in both developed and emerging markets, and selective strategic acquisitions, such as the February 2007 acquisition of Excell Minerals and the August 2007 acquisition of Alexander Mill Services International.  Additionally, new higher-margin service and sales opportunities in railway track maintenance services and equipment will be pursued globally.

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

•	The Company expects strong cash flow from operating activities in 2008, exceeding the record of $472 million achieved in 2007. This will support the Company’s growth initiatives and help reduce debt.
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

•
Volatility in energy and commodity costs (e.g., fuel, natural gas, steel, etc.) and worldwide demand for these commodities could have an adverse impact on the Company’s operating costs and ability to obtain the necessary raw materials.  Cost increases could result in reduced operating income for certain products, to the extent that such costs cannot be passed on to customers.  The effect of continued Middle East armed hostilities on the cost of fuel and commodities is currently unknown, but it could have an adverse impact on the Company’s operating costs.  However, increased volatility in energy and commodity costs may provide additional service opportunities for the Mill Services Segment and several businesses in the All Other Category (Minerals & Rail Services and Products) as customers may tend to outsource more services to reduce overall costs.  Such volatility may also provide opportunities for additional petrochemical plant maintenance and capital improvement projects.

•
The armed hostilities in the Middle East could also have a significant effect on the Company’s operations in the region.  The potential impact of this risk is currently unknown.  This exposure is further discussed in Part I, Item 1A, “Risk Factors.”

•
Foreign currency translation had an overall favorable effect on the Company’s sales, operating income and Stockholders’ Equity during 2007 in comparison to 2006.  If the U.S. dollar strengthens, particularly in relationship to the euro or British pound sterling, the impact on the Company would generally be negative in terms of reduced sales, income and Stockholders’ Equity.  Should the U.S. dollar weaken further in relationship to these currencies, the impact on the Company would generally be positive in terms of higher sales, income and Stockholders’ Equity.

•
Total pension expense (defined benefit, defined contribution and multi-employer) for 2008 is expected to be higher than the 2007 level due to increased volume which affects defined contribution and multi-employer pension expense.  On a comparative basis, total pension expense in 2007 was $2.8 million higher than 2006 due principally to increased multi-employer and defined contribution pension expense resulting from increased volume in the Access Services Segment.

•
Defined benefit pension expense decreased $4.4 million in 2007 compared to 2006 due primarily to higher plan asset bases in 2007 resulting from cash contributions and significant returns on plan assets in 2006.  The decreases were partially offset by plan curtailment losses in the railway track maintenance services and equipment business.  Defined benefit pension expense is expected to decline for the full year 2008 compared with 2007 due to the cash contributions in 2007, including voluntary cash contributions to the defined benefit pension plans (approximately $10.1 million during 2007 and $10.6 million during 2006, mostly to the U.K. plan), coupled with the higher-than-expected plan asset returns in 2007.

•
Financial markets in the United States and in a number of other countries where the Company operates have been volatile since mid-2007 due to the credit and liquidity issues in the market place.  This has adversely impacted the outlook for the overall U.S. economy as economic activity slowed, creating increased downside risk to growth.  In Europe, a more moderate pace of economic growth is expected in 2008 when compared with 2007.  While the Company’s global footprint; diversity of services and products; long-term mill services contracts; and large access services customer base mitigate the overall exposure to changes in any one single economy, further deterioration of the global economies could have an adverse impact on the Company’s operating results.

•
Changes in worldwide interest rates, particularly in the United States and Europe, could have a significant effect on the Company’s overall interest expense, as approximately 49% of the Company’s borrowings are at variable interest rates as of December 31, 2007 (in comparison to approximately 48% at December 31, 2006).  The Company manages the mix of fixed-rate and floating-rate debt to preserve adequate funding flexibility, as well as control the effect of interest-rate changes on consolidated interest expense.  Strategies to further reduce related risks are under consideration.

•	As the Company continues the strategic expansion of its global footprint and implements tax planning opportunities, the 2008 effective income tax rate is expected to be lower than 2007.
•	The implementation of the Company’s enterprise wide lean sigma program in 2008 should provide long-term efficiencies as the Company embraces its enterprise optimization initiatives.

Access Services Segment:
•
Both the international and domestic Access Services businesses have experienced buoyant markets that are expected to remain stable into 2008.  Specifically, international and North American non-residential and infrastructure construction activity continues at high volume levels.  The North American industrial maintenance and infrastructure activities are expected to remain at high levels.

•
The Company will continue to emphasize prudent expansion of our geographic presence in this Segment through entering new markets and further expansion in emerging economies, and will continue to leverage value-added services and highly engineered forming, shoring and scaffolding systems to grow the business.

•
The Company will continue to implement continuous process improvement initiatives including: global procurement and logistics; the sharing of engineering knowledge and resources; continuous process improvement and lean sigma initiatives; optimizing the business under one standardized administrative and operating model at all locations worldwide; and on-going analysis for other potential synergies across the operations.

Mill Services Segment:
•
To maintain pricing levels, a more disciplined and consolidated steel industry has been adjusting production levels to bring inventories in-line with current demand.  The Company expects global steel production to increase modestly in 2008, as inventory levels have declined during 2007.  Increased steel production would generally have a favorable effect on this Segment’s revenues.

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

•
The Company will continue to place significant emphasis on improving operating margins of this Segment and gradual improvement is expected in 2008.  Margin improvements are most likely to be achieved through internal enterprise business optimization efforts; renegotiating or exiting underperforming contracts, principally in North America; divesting low margin product lines; continuing to execute a geographic expansion strategy in Eastern Europe, the Middle East and Africa, Latin America and Asia Pacific; and implementing continuous process improvement initiatives including: lean sigma projects, global procurement initiatives, site efficiency programs, technology enhancements, maintenance best practices programs, and reorganization actions.

All Other Category - Minerals & Rail Services and Products:
•
The Company will emphasize prudent global expansion of Excell Minerals’ value-added services of extracting high-value metallic content from slag and responsibly handling and recycling residual materials.

•	Market pricing volatility for some of the high-value materials involved in certain Excell Minerals services could affect the operating results of this business either favorably or unfavorably.
•
International demand for the railway track maintenance services and equipment business’s products and services is expected to be strong in the long term.  A large equipment order signed in 2007 with China is an example of the underlying strength of the international markets.  Due to long lead-times, this order is expected to generate revenues beginning in 2008 and beyond.  In addition, increased volume of higher-margin contract services and enterprise business optimization initiatives are expected to improve margins on a long-term basis.

•
Worldwide supply and demand for steel and other commodities could have an adverse impact on raw material costs and the ability to obtain the necessary raw materials for several businesses in this Category.  The Company has implemented certain strategies to help ensure continued product supply to our customers and mitigate the potentially negative impact that rising steel and other commodity prices could have on operating income.

•
The abrasives business is expected to continue to perform well in the near-term, although operating margins could be impacted by volatile energy prices that affect both production and transportation costs.  This business continues to pursue cost and site optimization initiatives and the use of more energy-efficient equipment to help mitigate future energy-related increases.

•	Due to a strong natural gas market and additional North American opportunities, demand for air-cooled heat exchangers is expected to remain strong into 2008.

Results of Operations for 2007, 2006 and 2005 (a)

(Dollars are in millions, except per share information and percentages)	2007	2006	2005
Revenues from continuing operations	$3,688.2	$3,025.6	$2,396.0
Cost of services and products sold	2,685.5	2,203.2	1,779.2
Selling, general and administrative expenses	538.2	472.8	361.4
Other expenses	3.4	2.5	1.9
Operating income from continuing operations	457.8	344.3	251.0
Interest expense	81.4	60.5	41.9
Income tax expense from continuing operations	117.6	93.4	59.1
Income from continuing operations	255.1	186.4	144.5
Income from discontinued operations	44.4	10.0	12.2
Net income	299.5	196.4	156.7
Diluted earnings per common share from continuing operations	3.01	2.21	1.72
Diluted earnings per common share	3.53	2.33	1.86
Effective income tax rate for continuing operations	30.7%	32.5%	27.9%
Consolidated effective income tax rate	31.4%	32.3%	28.1%
(a)        All historical amounts in the Results of Operations section have been restated for comparative purposes to reflect discontinued operations.

Comparative Analysis of Consolidated Results

Revenues

2007 vs. 2006
Revenues for 2007 increased $662.5 million or 22% from 2006, to a record level.  This increase was attributable to the following significant items:

In millions	Change in Revenues 2007 vs. 2006
$211.6
Business acquisitions.  Increased revenues of $123.7 million, $53.2 million and $34.7 million in the All Other Category (Minerals & Rail Services and Products), Access Services Segment and Mill Services Segment, respectively.

209.6
Net increased revenues in the Access Services Segment due principally to the continued strength of the non-residential and infrastructure construction markets in both North America and internationally, particularly in Europe and the Middle East (excluding acquisitions).

166.9	Effect of foreign currency translation.
30.8	Net increased volume, new business and sales price changes in the Mill Services Segment (excluding acquisitions).
27.7	Increased revenues of the air-cooled heat exchangers business due to a continued strong natural gas market.
23.8	Increased revenues of the industrial grating products business due to continued strong demand.
(4.9)	Net decreased revenues in the roofing granules and abrasives business resulting from lower demand.
(3.0)	Other (minor changes across the various units not already mentioned).
$662.5	Total Change in Revenues 2007 vs. 2006

2006 vs. 2005
Revenues for 2006 increased $629.6 million or 26% from 2005.  This increase was attributable to the following significant items:

In millions	Change in Revenues 2006 vs. 2005
$405.2	Net effect of business acquisitions and divestitures. Increased revenues of $219.0 million and $186.2 million in the Mill Services and Access Services Segments, respectively.
91.2
Net increased revenues in the Access Services Segment due principally to strong non-residential construction markets in North America and the continued strength of the international business, particularly in Europe (excluding the net effect of acquisitions and divestitures).

68.7	Net increased volume, new contracts and sales price changes in the Mill Services Segment, particularly in Europe and the United States (excluding acquisitions).
34.1	Effect of foreign currency translation.
32.5	Increased revenues of the air-cooled heat exchangers business due to a strong natural gas market and increased prices.
8.4	Increased revenues of the industrial grating products business due to increased demand and, to a lesser extent, increased prices and a more favorable product mix.
(17.0)
Net decreased revenues in the railway track maintenance services and equipment business due to decreased equipment sales, partially offset by increased contract services as well as repair part sales in the United Kingdom.  Equipment sales declined due to a large order shipped to China in 2005 which did not recur in 2006.

6.5	Other (minor changes across the various units not already mentioned).
$629.6	Total Change in Revenues 2006 vs. 2005

Cost of Services and Products Sold

2007 vs. 2006
Cost of services and products sold for 2007 increased $482.3 million or 22% from 2006, consistent with the 22% increase in revenues.  This increase was attributable to the following significant items:

In millions	Change in Cost of Services and Products Sold 2007 vs. 2006
$174.1
Increased costs due to increased revenues (exclusive of the effect of foreign currency translation and business acquisitions, and including the impact of increased commodity and energy costs included in selling prices).

144.4	Business acquisitions.
124.5	Effect of foreign currency translation.
39.3	Other (product/service mix and increased equipment maintenance costs, partially offset by enterprise business optimization initiatives and volume-related efficiencies).
$482.3	Total Change in Cost of Services and Products Sold 2007 vs. 2006

2006 vs. 2005
Cost of services and products sold for 2006 increased $424.0 million or 24% from 2005, slightly lower than the 26% increase in revenues.  This increase was attributable to the following significant items:

In millions	Change in Cost of Services and Products Sold 2006 vs. 2005
$281.8	Net effect of business acquisitions and divestitures.
136.9	Increased costs due to increased revenues (exclusive of the effect of foreign currency translation and business acquisitions and including the impact of increased costs included in selling prices).
24.9	Effect of foreign currency translation.
(19.6)
Other (due to product mix; stringent cost controls; process improvements; volume related efficiencies; and minor changes across the various units not already mentioned; partially offset by increased fuel and energy-related costs not recovered through selling prices).

$424.0	Total Change in Cost of Services and Products Sold 2006 vs. 2005

Selling, General and Administrative Expenses

2007 vs. 2006
Selling, general and administrative (“SG&A”) expenses for 2007 increased $65.4 million or 14% from 2006, a lower rate than the 22% increase in revenues.  The lower relative percentage increase in SG&A expense as compared with revenue was due principally to economic business optimization programs geared towards reducing costs.  This increase was attributable to the following significant items:

In millions	Change in Selling, General and Administrative Expenses 2007 vs. 2006
$ 22.8	Effect of foreign currency translation.
20.3	Increased compensation expense due to salary increases and employee incentive plan costs due to overall business growth and improved performance.
19.2	Business acquisitions.
7.9	Increased professional fees due to global optimization projects.
(4.8)	Other.
$ 65.4	Total Change in Selling, General and Administrative Expenses 2007 vs. 2006

2006 vs. 2005
Selling, general and administrative expenses for 2006 increased $111.3 million or 31% from 2005, more than the 26% increase in revenues.  The higher relative percentage increase in SG&A expense as compared with revenue was due principally to the effect of certain acquisitions which, by their nature, have a higher percentage of SG&A-related costs.  This increase was attributable to the following significant items:

In millions	Change in Selling, General and Administrative Expenses 2006 vs. 2005
$ 71.3	Net effect of business acquisitions and dispositions
21.0	Increased employee compensation expense due to salary increases, increased headcount, higher commissions and employee incentive plan increases due to improved performance.
5.4	Effect of foreign currency translation.
3.7	Increased space and equipment rentals, supplies, utilities and fuel costs.
2.9	Increased professional fees due to special projects.
2.7	Increased travel expenses.
4.3	Other.
$111.3	Total Change in Selling, General and Administrative Expenses 2006 vs. 2005

Other Expenses

This income statement classification includes impaired asset write-downs, employee termination benefit costs and costs to exit activities, offset by net gains on the disposal of non-core assets.  Net Other Expenses was $3.4 million in 2007 compared with $2.5 million in 2006 and $1.9 million in 2005.

2007 vs. 2006
Net Other Expenses for 2007 increased $1.0 million or 39% from 2006.  This increase was attributable to the following significant items:

In millions	Change in Other Expenses 2007 vs. 2006
$ 3.1	Increase in employee termination benefit costs. This increase related principally to restructuring actions in the Mill Services and Access Services Segments.
0.7	Increase in impaired asset write-downs in the Mill Services and Access Services Segments.
(2.8)	Decrease in other expenses, including costs to exit activities due to exit costs incurred during 2006 at certain international locations not repeated in 2007.
$ 1.0	Total Change in Other Expenses 2007 vs. 2006

2006 vs. 2005
Net Other Expenses for 2006 increased $0.6 million or 31% from 2005.  This increase was attributable to the following significant items:

In millions	Change in Other Expenses 2006 vs. 2005
$ 4.2
Decrease in net gains on disposals of non-core assets.  This decrease was attributable principally to $5.5 million in net gains that were realized in 2006 from the sale of non-core assets compared with $9.7 million in 2005.  The net gains for both years were principally within the Access Services and Mill Services Segments.

1.9	Increase in other expenses, including costs to exit activities.
(5.5)	Decrease in employee termination benefit costs. This decrease related principally to decreased costs in the Mill Services and Access Services Segments.
$ 0.6	Total Change in Other Expenses 2006 vs. 2005

For additional information, see Note 15, Other (Income) and Expenses, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data.”

Interest Expense

2007 vs. 2006
Interest expense in 2007 was $20.9 million or 35% higher than in 2006.  This was principally due to increased borrowings to finance business acquisitions made in 2007 and, to a lesser extent, higher interest rates on variable interest rate borrowings.  The impact of foreign currency translation also increased interest expense by approximately $2.6 million.

2006 vs. 2005
Interest expense in 2006 was $18.6 million or 44% higher than in 2005.  This was principally due to increased borrowings to finance acquisitions in the fourth quarter of 2005 and, to a lesser extent, higher interest rates on variable interest rate borrowings.  This impact of foreign currency translation also increased interest expense by approximately $0.6 million.

Income Tax Expense from Continuing Operations

2007 vs. 2006
The increase in 2007 of $24.2 million or 26% in the provision for income taxes from continuing operations was due to increased earnings from continuing operations for the reasons mentioned above, partially offset by a lower effective income tax rate.  The effective income tax rate relating to continuing operations for 2007 was 30.7% versus 32.5% for 2006.  The decrease related principally from the Company increasing its designation of certain international earnings as permanently reinvested.

2006 vs. 2005
The increase in 2006 of $34.2 million or 58% in the provision for income taxes from continuing operations was primarily due to increased earnings from continuing operations and an increased effective income tax rate.  The effective income tax rate relating to continuing operations for 2006 was 32.5% versus 27.9% for 2005.  The increase related principally to increased effective income tax rates on international earnings and remittances due in part to a one-time benefit recorded in the fourth quarter of 2005 of $2.7 million associated with funds repatriated under the American Jobs Creation Act of 2004 (AJCA).  Additionally, during the fourth quarter of 2005, consistent with the Company’s strategic plan of investing for growth at certain international locations, the Company received a one-time income tax benefit of $3.6 million.

For additional information, see Note 9, Income Taxes, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data.”

Income from Continuing Operations

2007 vs. 2006
Income from continuing operations in 2007 of $255.1 million was $68.7 million or 37% higher than 2006.  This increase resulted from strong demand for most of the Company’s services and products, and business acquisitions.

2006 vs. 2005
Income from continuing operations in 2006 of $186.4 million was $41.9 million or 29% higher than 2005.  This increase resulted from strong demand for most of the Company’s services and products, and the net effect of business acquisitions and divestitures.

Income from Discontinued Operations

2007 vs. 2006
Income from discontinued operations for 2007 increased by $34.4 million or 344% compared with 2006.  The increase was primarily attributable to the $26.4 million after-tax gain on the sale of the Gas Technologies business, as well as improved operating results for the business prior to the divestiture.

2006 vs. 2005
Income from discontinued operations for 2006 decreased $2.2 million or 18% from 2005.  This decrease was attributable principally to the write-down of impaired assets associated with the exit of an underperforming product line in the Gas Technologies business.

Net Income and Earnings Per Share

2007 vs. 2006
Net income of $299.5 million and diluted earnings per share of $3.53 in 2007 exceeded 2006 by $103.1 million or 52% and $1.20 or 52%, respectively, due to increased income from both continuing and discontinued operations for the reasons described above.

2006 vs. 2005
Net income of $196.4 million and diluted earnings per share of $2.33 in 2006 exceeded 2005 by $39.7 million or 25% and $0.47 or 25%, respectively, primarily due to increased income from continuing operations, partially offset by the decrease in income from discontinued operations for the reasons described above.

Liquidity and Capital Resources

Overview
Building on its consistent historical performance of strong operating cash flows, the Company achieved a record $471.7 million in operating cash flow in 2007.  This represents a 15% improvement over 2006’s operating cash flow of $409.2 million.  In 2007, this significant source of cash combined with $317.2 million in proceeds from the sale of assets enabled the Company to invest $443.6 million in capital expenditures (56% of which were for revenue-growth projects); invest $254.6 million in business acquisitions; and pay $59.7 million in stockholder dividends.  These significant 2007 investments follow $340.2 million of capital expenditures (45% of which were for revenue–growth projects); $54.5 million in stockholder dividends; and $34.3 million in business acquisitions invested in 2006.  The Company believes these investments provide a solid foundation for future revenue and Economic Value Added (“EVA®”) growth.

During 2007, the Company’s value-based management system continued to deliver results by creating increased economic value.  Significant EVA® improvement was achieved and the Company’s return on invested capital improved 240 basis points from the year 2006.

The Company’s net cash borrowings decreased $22.7 million in 2007.  This decrease is primarily due to the strong operating cash flows achieved in 2007.  Balance sheet debt, which is affected by foreign currency translation, increased $17.8 million from December 31, 2006.  Debt to total capital ratio decreased to 40.8% as of December 31, 2007, due principally to a $419.8 increase in Stockholders’ Equity.  Debt to total capital was 48.1% at December 31, 2006.

In December 2007, the Company completed the sale of its Gas Technologies business group.  The terms of the sale included a total sale price of $340 million, including $300 million paid in cash at closing and $40 million payable in the form of an earnout, contingent on the Gas Technologies group achieving certain performance targets in 2008 or 2009.  Proceeds from the sale have provided the Company with capital to immediately reduce short-term debt and ultimately fund continuing organic growth initiatives and other opportunities in its core businesses within its balanced portfolio, as well as debt reduction.

The Company’s strategic objectives for 2008 include again generating record cash provided by operating activities.  The Company plans to sustain its balanced portfolio through its strategy of redeploying discretionary cash for prudent growth and international diversification in the Access Services Segment; in long-term, high-return and high-renewal-rate services contracts for the Mill Services Segment, principally in emerging economies; for growth and international diversification in the All Other Category (Minerals & Rail Services and Products); and for selective bolt-on acquisitions in the industrial services businesses.  The Company also foresees continuing its long and consistent history of paying dividends to stockholders, paying down debt and repurchasing Company stock under its previously approved stock repurchase authorization.

The Company is also focused on improved working capital management.  Specifically, enterprise business optimization programs are being used to improve the effective and efficient use of working capital, particularly accounts receivable in the Access Services and Mill Services Segments.

Cash Requirements
The following summarizes the Company’s expected future payments related to contractual obligations and commercial commitments at December 31, 2007.

Contractual Obligations as of December 31, 2007 (a)
		Payments Due by Period
(In millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Short-term Debt	$60.3	$60.3	$-	$-	$-

Long-term Debt (including current maturities and capital leases)	1,020.5	8.4	860.3	2.7	149.1

Projected interest payments on Long-term Debt (b)	196.9	61.7	114.2	15.6	5.4

Pension and Other Post- retirement Obligations (c)	623.9	50.7	110.7	118.8	343.7

Operating Leases	180.9	51.3	71.2	29.8	28.6

Purchase Obligations	175.2	173.1	1.5	0.2	0.4

Foreign Currency Forward Exchange Contracts (d)	392.2	392.2	—	—	—

Uncertain Tax Benefits (e)	5.4	5.4	—	—	—

Total Contractual Obligations	$2,655.3	$803.1	$1,157.9	$167.1	$527.2

(a)
See Note 6, Debt and Credit Agreements; Note 7, Leases; Note 8, Employee Benefit Plans; Note 9, Income Taxes; and Note 13, Financial Instruments, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data,” for additional disclosures on short-term and long-term debt; operating leases; pensions and other postretirement benefits; income taxes and foreign currency forward exchange contracts, respectively.

(b)
The total projected interest payments on Long-term Debt are based upon borrowings, interest rates and foreign currency exchange rates as of December 31, 2007.  The interest rates on variable-rate debt and the foreign currency exchange rates are subject to changes beyond the Company’s control and may result in actual interest expense and payments differing from the amounts projected above.

(c)	Amounts represent expected benefit payments for the next 10 years.

(d)
This amount represents the notional value of the foreign currency exchange contracts outstanding at December 31, 2007.  Due to the nature of these transactions, there will be offsetting cash flows to these contracts, with the difference recognized as a gain or loss in the consolidated income statement.

(e)
On January 1, 2007, the Company adopted the provisions of FIN 48.  As of December 31, 2007, in addition to the $5.4 million classified as short-term, the Company had approximately $31.8 million of long-term tax liabilities, including interest and penalties, related to uncertain tax positions.  Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, the Company is unable to estimate the years in which settlement will occur with the respective taxing authorities.

Off-Balance Sheet Arrangements – The following table summarizes the Company’s contingent commercial commitments at December 31, 2007.  These amounts are not included in the Company’s Consolidated Balance Sheet since there are no current circumstances known to management indicating that the Company will be required to make payments on these contingent obligations.

Commercial Commitments as of December 31, 2007
		Amount of Commitment Expiration Per Period
(In millions)	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years	Indefinite Expiration

Standby Letters of Credit	$127.6	$85.1	$42.5	$—	$—	$—

Guarantees	23.8	11.4	1.7	1.0	—	9.7

Performance Bonds	16.1	10.2	0.1	—	—	5.8

Other Commercial Commitments	11.1	—	—	—	—	11.1

Total Commercial Commitments	$178.6	$106.7	$44.3	$1.0	$—	$26.6

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

Major uses of operating cash flows and borrowed funds include capital investments, principally in the industrial services business; payroll costs and related benefits; pension funding payments; inventory purchases; raw material purchases for the manufacturing businesses; income tax payments; debt principal and interest payments; insurance premiums and payments of self-insured casualty losses; and machinery, equipment, automobile and facility rental payments.  Cash is also used for selective or bolt-on acquisitions as the appropriate opportunities arise as well as funding of share repurchases.

Resources available for cash requirements – The Company meets its on-going cash requirements for operations and growth initiatives by accessing the public debt markets and by borrowing from banks.  Public markets in the United States and Europe are accessed through its commercial paper programs and through discrete term note issuance to investors.  Various bank credit facilities are available throughout the world.  The company expects to utilize both the public debt markets and bank facilities to meet its cash requirements in the future.  The following chart illustrates the amounts outstanding under credit facilities and commercial paper programs and available credit as of December 31, 2007.

Summary of Credit Facilities and Commercial Paper Programs	As of December 31, 2007
(In millions)	Facility Limit	Outstanding Balance	Available Credit

U.S. commercial paper program	$550.0	$333.4	$216.6

Euro commercial paper program	292.0	132.8	159.2

Multi-year revolving credit facility (a)	450.0	—	450.0

364-day revolving credit facility (a)	450.0	—	450.0

Totals at December 31, 2007	$1,742.0	$466.2	$1,275.8	(b)
(a)	U.S. – based program.
(b)
Although the Company has significant available credit, practically, the Company limits aggregate commercial paper and credit facility borrowings at any one time to a maximum of $900 million (the aggregate amount of the back-up facilities).

During the fourth quarter of 2007, the Company entered into a new 364-day revolving credit facility in the amount of $450 million, through a syndicate of 13 banks which matures in November 2008.  Any borrowings outstanding at the termination of the facility may, at the Company’s option, be repaid over the following 12 months.

The Company’s bilateral credit facility (which expired in December 2007) was renewed in February 2008.  The facility, in the amount of $50 million, serves as back-up to the Company’s commercial paper programs and also provides available financing for the Company’s European operations.  Borrowings under this facility, which expires in December 2008, are available in most major currencies with active markets at interest rates based upon LIBOR plus a margin.  Borrowings outstanding at expiration may be repaid over the succeeding 12 months.  As of December 31, 2007 and 2006, there were no borrowings outstanding on this facility.

See Note 6, Debt and Credit Agreements, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data,” for more information on the Company’s credit facilities.

Credit Ratings and Outlook – The following table summarizes the Company’s debt ratings as of December 31, 2007:

	Long-term Notes	U.S.–Based Commercial Paper	Outlook

Standard & Poor’s (“S&P”)	A-	A-2	Stable
Moody’s	A3	P-2	Stable
Fitch	A-	F2	Stable

The Company’s euro-based commercial paper program has not been rated since the euro market does not require it.  In May 2007, Moody’s reaffirmed its A3 and P-2 ratings for the Company’s long-term notes and U.S. commercial paper, respectively, and its stable outlook.  In August 2007, Fitch reaffirmed its A- and F2 ratings for the Company’s long-term notes and U.S. commercial paper, respectively, and its stable outlook.  In February 2008, S&P reaffirmed its A- and A-2 ratings for the Company’s long-term notes and U.S. commercial paper, respectively, and its stable outlook.  Any continued tightening of the credit markets, which began during 2007, may adversely impact the Company’s access to capital and the associated costs of borrowing, however this is mitigated by the Company’s strong financial position and earnings outlook as reflected in the above-mentioned credit ratings.  A downgrade to the Company’s credit ratings would probably increase borrowing costs to the Company, while an improvement in the Company’s credit ratings would probably decrease borrowing costs to the Company.

Working Capital Position – Changes in the Company’s working capital are reflected in the following table:

(Dollars are in millions)	December 31 2007	December 31 2006	Increase (Decrease)
Current Assets
Cash and cash equivalents	$121.8	$101.2	$20.6
Accounts receivable, net	824.1	753.2	70.9
Inventories	310.9	285.2	25.7
Other current assets	88.0	88.4	(0.4)
Assets held-for-sale	0.5	3.6	(3.1)
Total current assets	1,345.3	1,231.6	113.7
Current Liabilities
Notes payable and current maturities	68.7	198.2	(129.5)
Accounts payable	307.8	287.0	20.8
Accrued compensation	108.9	95.0	13.9
Income taxes payable	41.3	62.0	(20.7)
Other current liabilities	347.3	268.6	78.7
Total current liabilities	874.0	910.8	(36.8)
Working Capital	$471.3	$320.8	$150.5
Current Ratio	1.5:1	1.4:1

Working capital increased 47% in 2007 due principally to the following factors:

•	Cash increased by $20.6 million due principally to higher foreign exchange rates and business growth.

•
Net receivables increased by $70.9 million due principally to higher sales levels in the Access Services and Mill Services Segments; foreign currency translation; and the Excell Minerals acquisition.  Partially offsetting these increases was a decrease due to the December sale of the Gas Technologies Segment.

•
The $25.7 million increase in inventory balances related principally to increased demand in the Access Services and Mill Services Segments; a build up of inventory in the railway track maintenance equipment business to fulfill 2008 orders and, to a much lesser extent, both the acquisition of Excell Minerals and foreign currency translation. Partially offsetting these increases was a decrease due to the December sale of the Gas Technologies Segment.

•	Notes payable and current maturities decreased $129.5 million principally due to a decline in short-term commercial paper.

•
Other current liabilities increased $78.7 million principally due to customer advance payments in the railway track maintenance services and equipment business and the Access Services Segment and foreign currency translation.  Partially offsetting this increase was a decrease due to the sale of the Gas Technologies Segment.

Certainty of Cash Flows – The certainty of the Company’s future cash flows is underpinned by the long-term nature of the Company’s mill services contracts.  At December 31, 2007, the Company’s mill services contracts had estimated future revenues of $5.0 billion, compared with $4.4 billion as of December 31, 2006.  In addition, as of December 31, 2007, the Company had an order backlog of $448.1 million for its Minerals & Rail Products and Services.  This compares with $236.5 million as of December 31, 2006.  This increase is due principally to increased demand for certain products within the railway track maintenance services and equipment business, as a result of orders from the Chinese Ministry of Railways, as well as increased demand for heat exchangers and industrial grating.  The railway track maintenance services and equipment business backlog includes a significant portion that is long-term, which will not be realized until 2009 and later due to the long lead times necessary to build certain equipment, and the long-term nature of certain service contracts.  Order backlog for scaffolding, shoring and forming services; for roofing granules and slag abrasives; and the reclamation and recycling of high-value content from steelmaking slag is excluded from the above amounts.  These backlog amounts are generally not relevant or quantifiable due to short order lead times for certain services, the nature and timing of the products and services provided and equipment rentals with the ultimate length of the rental period often unknown.

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

Cash Flow Summary
The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

Summarized Cash Flow Information
(In millions)	2007	2006	2005
Net cash provided by (used in):
Operating activities	$471.7	$409.2	$315.3
Investing activities	(386.1)	(359.4)	(645.2)
Financing activities	(77.7)	(84.2)	369.3
Effect of exchange rate changes on cash	12.7	14.7	(12.6)
Net change in cash and cash equivalents	$20.6	$(19.7)	$26.8

Cash From Operating Activities – Net cash provided by operating activities in 2007 was a record $471.7 million, an increase of $62.5 million from 2006.  The increased cash from operations in 2007 resulted from the following factors:

•	Increased net income in 2007 compared with 2006.

•	Increase in other liabilities primarily due to customer advance payments in the railway track maintenance services and equipment business.

•
Partially offsetting the above cash sources were increased inventories due to the timing of shipment at the railway track maintenance services and equipment business as well as increased inventory purchases required to meet customer demand, principally in the Access Services Segment.

Cash Used in Investing Activities – In 2007, cash used in investing activities consisted of a $254.6 million use of cash, principally related to the purchase of Excell Minerals in February 2007.  Also, capital investments in 2007 were $443.6 million, an increase of $103.4 million from 2006.  Approximately 56% of the investments were for projects intended to grow future revenues.  Investments were made predominantly for the industrial services businesses, with 51% in the Access Services Segment and 44% in the Mill Services Segment.  Partially offsetting these uses of cash were cash proceeds of $301.8 million from the completion of the sale of the Gas Technologies Segment.  The Company plans to continue to manage its balanced portfolio and invest in value-creation projects including prudent, bolt-on acquisitions, principally in the industrial services business.  See Note 2, Acquisitions and Dispositions, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data,” for additional disclosures related to these acquisitions and divestitures.

Cash Used in Financing Activities – The following table summarizes the Company’s debt and capital positions as of December 31, 2007 and 2006.

(Dollars are in millions)	December 31 2007	December 31 2006
Notes Payable and Current Maturities	$68.7	$198.2
Long-term Debt	1,012.1	864.8
Total Debt	1,080.8	1,063.0
Total Equity	1,566.1	1,146.4
Total Capital	$2,646.9	$2,209.4
Total Debt to Total Capital	40.8%	48.1%

The Company’s debt as a percentage of total capital decreased in 2007.  Overall debt increased due to foreign currency translation resulting from the weakening of the U.S. dollar primarily in comparison with the euro.  Additionally, total equity increased due principally to increased net income in 2007, foreign currency translation, and pension adjustments related to the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”), partially offset by stockholder dividends.

Debt Covenants
The Company’s credit facilities and certain notes payable agreements contain covenants requiring a minimum net worth of $475 million and a maximum debt to capital ratio of 60%.  Based on balances at December 31, 2007, the Company could increase borrowings by approximately $1,267.9 million and still be within its debt covenants.  Alternatively, keeping all other factors constant, the Company’s equity could decrease by approximately $845.3 million and the Company would still be within its covenants.  Additionally, the Company’s 7.25% British pound sterling-denominated notes due October 27, 2010 include a covenant that permits the note holders to redeem their notes, at par, in the event of a change of control of the Company or a disposition of a significant portion of the Company’s assets.  The Company expects to be compliant with these debt covenants one year from now.

Cash and Value-Based Management
The Company plans to continue with its strategy of selective, prudent investing for strategic purposes for the foreseeable future.  The goal of this strategy is to improve the Company’s EVA under the program that commenced January 1, 2002.  Under this program the Company evaluates strategic investments based upon the investment’s economic profit.  EVA equals after-tax operating profits less a charge for the use of the capital employed to create those profits (only the service cost portion of pension expense is included for EVA purposes).  Therefore, value is created when a project or initiative produces a return above the cost of capital.  Consistent with the 2007 results, meaningful improvement in EVA was achieved compared with 2006.

The Company is committed to continue paying dividends to stockholders.  The Company has increased the dividend rate for fourteen consecutive years, and in February 2008, the Company paid its 231st consecutive quarterly cash dividend.  The Company also plans to use discretionary cash flows to pay down debt.  Additionally, the Company announced in February 2008, plans to begin the repurchase of an undetermined number of shares of the Company’s common stock under its stock repurchase authorization.  Repurchases will be made in open market transactions at times and amounts as management deems appropriate, depending on market conditions.  Any repurchase may commence or be discontinued at any time.  The Company has authorization to repurchase up to two million of its shares through January 31, 2009.

The Company’s financial position and debt capacity should enable it to meet current and future requirements.  As additional resources are needed, the Company should be able to obtain funds readily and at competitive costs.  The Company is well-positioned and intends to continue investing prudently and strategically in high-return projects and acquisitions, to reduce debt and pay cash dividends as a means to enhance stockholder value.

Application of Critical Accounting Policies
The Company’s discussion and analysis of its financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities.  On an on-going basis the Company evaluates its estimates, including those related to pensions and other postretirement benefits, bad debts, goodwill valuation, long-lived asset valuations, inventory valuations, insurance reserves, contingencies and income taxes.  The impact of changes in these estimates, as necessary, is reflected in the respective segment’s operating income in the period of the change.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different outcomes, assumptions or conditions.

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

Pension Benefits
The Company has defined benefit pension plans in several countries.  The largest of these plans are in the United Kingdom and the United States.  The Company’s funding policy for these plans is to contribute amounts sufficient to meet the minimum funding pursuant to U.K. and U.S. statutory requirements, plus any additional amounts that the Company may determine to be appropriate.  The Company made cash contributions to its defined benefit pension plans of $42.0 million (including $10.1 million of voluntary payments) and $37.2 million (including $10.6 million voluntary payments) during 2007 and 2006, respectively.  Additionally, the Company expects to make a minimum of $24.5 million in cash contributions to its defined benefit pension plans during 2008 and will likely continue its practice of voluntary payments of at least approximately $10 million.

For the year 2005, the Company accounted for its defined benefit pension plans in accordance with SFAS No. 87, “Employer’s Accounting for Pensions” (“SFAS 87”), which requires that amounts recognized in financial statements be determined on an actuarial basis.  At December 31, 2005, the adjustment to recognize the additional minimum liability required under SFAS 87 impacted accumulated other comprehensive loss in the Stockholders’ Equity section of the Consolidated Balance Sheets by $14.7 million, net of deferred income taxes.

As of December 31, 2006, the Company accounted for its defined benefit pension plans in accordance with SFAS 158, which requires the Company to recognize in its balance sheet, the overfunded or underfunded status of its defined benefit postretirement plans measured as the difference between the fair value of the plan assets and the benefit obligation (projected benefit obligation for a pension plan) as an asset or liability.  The charge or credit is recorded as adjustment to accumulated other comprehensive income (loss), net of tax.  This reduced the Company’s equity on an after-tax basis by approximately $88.2 million compared with measurement under prior standards.  The results of operations were not affected.  The adoption of SFAS 158 did not have a negative impact on compliance with the Company’s debt covenants.

As of December 31, 2007, the Company recorded an after-tax credit of $56.3 million to accumulated other comprehensive loss.  This is due to actuarial gains as a result of actual pension asset returns being higher than assumed pension asset returns, coupled with a higher discount rate for estimating the defined benefit pension obligations.

During 2008, the Company will eliminate the early measurement dates for its defined benefit pension plans.  In accordance with SFAS 158, the incremental effect of this transition will result in an adjustment to beginning retained earnings.  The Company currently estimates that this change will result in a net increase of approximately $0.7 million to beginning Stockholders’ Equity as of January 1, 2008.

Management implemented a three-part strategy in 2002 and 2003 to deal with the adverse market forces that had increased the unfunded benefit obligations of the Company.  These strategies included pension plan design changes, a review of funding policy alternatives and a review of the asset allocation policy and investment manager structure.  With regards to plan design, the Company amended a majority of the U.S. defined benefit pension plans and certain international defined benefit pension plans so that accrued service is no longer granted for periods after December 31, 2003, although compensation increases will continue to be recognized on actual service to-date (for the U.S. plans this is limited to 10 years – through December 2013).  In place of these plans, the Company established, effective January 1, 2004, defined contribution pension plans providing for the Company to contribute a specified matching amount for participating employees’ contributions to the plan.  Domestically, this match is made on employee contributions up to four percent of their eligible compensation.  Additionally, the Company may provide a discretionary contribution of up to two percent of compensation for eligible employees.  Internationally, this match is up to six percent of eligible compensation with an additional two percent going towards insurance and administrative costs.  The Company believes these new retirement benefit plans will provide a more predictable and less volatile pension expense than existed under the defined benefit plans.

The Company’s pension task force continues to evaluate alternative strategies to further reduce overall pension expense including the consideration of converting the remaining defined benefit plans to defined contribution plans; the on-going evaluation of investment fund managers’ performance; the balancing of plan assets and liabilities; the risk assessment of all multi-employer pension plans; the possible merger of certain plans; the consideration of incremental cash contributions to certain plans; and other changes that could reduce future pension expense volatility and minimize risk.

Critical Estimate – Defined Benefit Pension Benefits

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

The discount rates as of the September 30, 2007 measurement date for the U.K. defined benefit pension plan and the October 31, 2007 measurement date for the U.S. defined benefit pension plans were 5.8% and 6.17%, respectively.  These rates were used in calculating the Company’s projected benefit obligations as of December 31, 2007.  The discount rates selected represent the average yield on high-quality corporate bonds as of the measurement dates.  The global weighted-average of these assumed discount rates for the years ending December 31, 2007, 2006 and 2005 were 5.9%, 5.3% and 5.3%, respectively.  Annual pension expense is determined using the discount rates as of the measurement date, which for 2008 is the 5.9% global weighted-average discount rate.  Pension expense and the projected benefit obligation generally increase as the selected discount rate decreases.

The expected long-term rate-of-return on plan assets is determined by evaluating the portfolios’ asset class return expectations with the Company’s advisors as well as actual, long-term, historical results of asset returns for the pension plans.  The pension expense increases as the expected long-term rate-of-return on assets decreases.  For 2007, the global weighted-average expected long-term rate-of-return on asset assumption was 7.6%.  For 2008, the expected global long-term rate-of-return on assets will remain the same at 7.6%.  This rate was determined based on a model of expected asset returns for an actively managed portfolio.

Based on the updated actuarial assumptions and the structural changes in the pension plans mentioned previously, the Company’s 2008 defined benefit pension expense is expected to stabilize.  Total pension expense increased from 2006 to 2007 by $2.8 million due principally to increased multi-employer and defined contribution pension plan costs resulting from increased volume in the Access Services and Mill Services Segments, partially offset by lower defined benefit pension expense in the United States and United Kingdom due to higher expected returns on plan assets.  From 2005 to 2006, pension expense increased by $5.9 million due principally to increased multi-employer and defined contribution pension plan costs resulting from increased volume in the Access Services and Mill Services Segments.

Changes in defined benefit pension expense may occur in the future due to changes in actuarial assumptions and due to changes in returns on plan assets resulting from financial market conditions.  Holding all other assumptions constant, using December 31, 2007 plan data, a one-half percent increase or decrease in the discount rate and the expected long-term rate-of-return on plan assets would increase or decrease annual 2008 pre-tax defined benefit pension expense as follows:

Approximate Changes in Pre-tax Defined Benefit Pension Expense
	U.S. Plans	U.K. Plan
Discount rate

One-half percent increase	Decrease of $0.1 million	Decrease of $4.1 million
One-half percent decrease	Increase of $0.1 million	Increase of $4.5 million

Approximate Changes in Pre-tax Defined Benefit Pension Expense
U.S. Plans	U.K. Plan
Expected long-term rate-of-return on plan assets

One-half percent increase	Decrease of $1.4 million	Decrease of $3.9 million
One-half percent decrease	Increase of $1.4 million	Increase of $3.9 million

Should circumstances change that affect these estimates, changes (either increases or decreases) to the net pension obligations may be required and would be recorded in accordance with the provisions of SFAS 87 and SFAS 158.  Additionally, certain events could result in the pension obligation changing at a time other than the annual measurement date.  This would occur when the benefit plan is amended or when plan curtailments occur under the provisions of SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS 88”).

See Note 8, Employee Benefit Plans, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data,” for additional disclosures related to these items.

Notes and Accounts Receivable
Notes and accounts receivable are stated at their net realizable value through the use of an allowance for doubtful accounts.  The allowance is maintained for estimated losses resulting from the inability or unwillingness of customers to make required payments.  The Company has policies and procedures in place requiring customers to be evaluated for creditworthiness prior to the execution of new service contracts or shipments of products.  These reviews are structured to minimize the Company’s risk related to realizability of its receivables.  Despite these policies and procedures, the Company may at times still experience collection problems and potential bad debts due to economic conditions within certain industries (e.g., construction and steel industries) and countries and regions in which the Company operates.  As of December 31, 2007 and 2006, receivables of $824.1 million and $753.2 million, respectively, were net of reserves of $25.6 million and $25.4 million, respectively.

Critical Estimate – Notes and Accounts Receivable

A considerable amount of judgment is required to assess the realizability of receivables, including the current creditworthiness of each customer, related aging of the past due balances and the facts and circumstances surrounding any non-payment.  The Company’s provisions for bad debts during 2007, 2006 and 2005 were $7.8 million, $9.2 million and $6.3 million, respectively.  The decrease from 2006 to 2007 is due to lower bad debt expense in the Access Services and Mill Services Segments.  The increase from 2005 to 2006 related principally to the acquisition of businesses in the fourth quarter of 2005 and overall increased revenues.

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

Goodwill
The Company’s net goodwill balances were $720.1 million and $612.5 million, as of December 31, 2007 and 2006, respectively.  Goodwill is not amortized but tested for impairment at the reporting unit level on an annual basis, and between annual tests whenever events or circumstances indicate that the carrying value of a reporting unit’s goodwill may exceed its fair value.

Critical Estimate – Goodwill

A discounted cash flow model is used to estimate the fair value of a reporting unit.  This model requires the use of long-term planning estimates and assumptions regarding industry-specific economic conditions that are outside the control of the Company.  The annual test for impairment includes the selection of an appropriate discount rate to value cash flow information.  The basis of this discount rate calculation is derived from several internal and external factors.  These factors include, but are not limited to, the average market price of the Company’s stock, the number of shares of stock outstanding, the book value of the Company’s debt, a long-term risk-free interest rate, and both market and size-specific risk premiums.  The Company’s annual goodwill impairment testing, performed as of October 1, 2007 and 2006, indicated that the fair value of all reporting units tested exceeded their respective book values and therefore no additional goodwill impairment testing was required.  Due to uncertain market conditions, it is possible that estimates used for goodwill impairment testing may change in the future.  Therefore, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

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

Asset Impairment
Long-lived assets are reviewed for impairment when events and circumstances indicate that the book value of an asset may be impaired.  The amounts charged against pre-tax continuing operations income related to impaired long-lived assets were $0.9 million, $0.2 million and $0.6 million in 2007, 2006 and 2005, respectively.

Critical Estimate – Asset Impairment

The determination of a long-lived asset impairment loss involves significant judgments based upon short-term and long-term projections of future asset performance.  Impairment loss estimates are based upon the difference between the book value and the fair value of the asset.  The fair value is generally based upon the Company’s estimate of the amount that the assets could be bought or sold for in a current transaction between willing parties.  If quoted market prices for the asset or similar assets are unavailable, the fair value estimate is generally calculated using a discounted cash flow model.  Should circumstances change that affect these estimates, additional impairment charges may be required and would be recorded through income in the period the change was determined.

The Company has not materially changed its methodology for calculating asset impairments for the years presented.  There are currently no known trends, demands, commitments, events or uncertainties that are reasonably likely to occur that would materially affect the methodology or assumptions described above.

Inventories
Inventories are stated at the lower of cost or market.  Inventory balances are adjusted for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and its estimated market value.  At December 31, 2007 and 2006, inventories of $310.9 million and $285.2 million, respectively, are net of lower of cost or market reserves and obsolescence reserves of $13.9 million and $14.3 million, respectively.

Critical Estimate – Inventories

In assessing the ultimate realization of inventory balance amounts, the Company is required to make judgments as to future demand requirements and compare these with the current or committed inventory levels.  If actual market conditions are determined to be less favorable than those projected by management, additional inventory write-downs may be required and would be recorded through income in the period the determination is made.  Additionally, the Company records reserves to adjust a substantial portion of its U.S. inventory balances to the last-in, first-out (LIFO) method of inventory valuation.  In adjusting these reserves throughout the year, the Company estimates its year-end inventory costs and quantities.  At December 31 of each year, the reserves are adjusted to reflect actual year-end inventory costs and quantities.  During periods of inflation, the LIFO expense usually increases and during periods of deflation it decreases.  These year-end adjustments resulted in pre-tax income/(expense) of $1.4 million, $(2.3) million and $3.5 million in 2007, 2006 and 2005, respectively.

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

Insurance Reserves
The Company retains a significant portion of the risk for property, workers’ compensation, U.K. employers’ liability, automobile, general and product liability losses.  At December 31, 2007 and 2006, the Company has recorded liabilities of $112.0 million and $103.4 million, respectively, related to both asserted as well as unasserted insurance claims.  At December 31, 2007 and 2006, $25.9 million and $18.9 million, respectively, is included in insurance liabilities related to claims covered by insurance carriers for which a corresponding receivable has been recorded.

Critical Estimate – Insurance Reserves

Reserves have been recorded based upon actuarial calculations which reflect the undiscounted estimated liabilities for ultimate losses including claims incurred but not reported.  Inherent in these estimates are assumptions which are based on the Company’s history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends.  If actual claims differ from those projected by management, changes (either increases or decreases) to insurance reserves may be required and would be recorded through income in the period the change was determined.  During 2007, 2006 and 2005, the Company recorded a retrospective insurance reserve adjustment that decreased pre-tax insurance expense from continuing operations for self-insured programs by $1.2 million, $1.3 million, and $3.5 million, respectively.  The Company has programs in place to improve claims experience, such as aggressive claim and insured litigation management and a focused approach to workplace safety.

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

Critical Estimate – Legal and Other Contingencies

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

Income Taxes
The Company is subject to various federal, state and local income taxes in the taxing jurisdictions where the Company operates.  At the end of each quarterly period, the Company makes its best estimate of the annual effective income tax rate and applies that rate to year-to-date income before income taxes and minority interest to arrive at the year-to-date income tax provision.  Income tax loss contingencies are recorded in the period when it is determined that it is probable that a liability has been incurred and the loss can be reasonably estimated.  Adjustments to estimated amounts are recorded as necessary based upon new information, the occurrence of new events or the resolution of an uncertainty.  As of December 31, 2007, 2006 and 2005, the Company’s net effective income tax rate on income from continuing operations was 30.7%, 32.5% and 27.9%, respectively.

A valuation allowance to reduce deferred tax assets is evaluated on a quarterly basis.  The valuation allowance is principally for tax-loss carryforwards which are uncertain as to realizability.  The valuation allowance was $15.3 million and $13.9 million as of December 31, 2007 and 2006, respectively.

Critical Estimate – Income Taxes

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

The Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), effective January 1, 2007.  As a result of the adoption, the Company recognized a cumulative effect reduction to the January 1, 2007 retained earnings balance of $0.5 million.  As of the adoption date, the Company had gross tax-affected unrecognized income tax benefits of $46.0 million, of which $17.8 million, if recognized, would affect the Company’s effective income tax rate.  Of this amount, $0.8 million was classified as current and $45.2 million was classified as non-current on the Company’s balance sheet.  While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could be different than the accrued position.

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

Research and Development
The Company invested $3.2 million, $2.8 million and $2.5 million in internal research and development programs in 2007, 2006 and 2005, respectively.  Internal funding for research and development was as follows:

	Research and Development Expense
(In millions)	2007	2006	2005
Access Services Segment	$0.7	$0.7	$0.5
Mill Services Segment	1.3	1.1	1.4
Segment Totals	2.0	1.8	1.9
All Other Category - Minerals & Rail Services and Products	1.2	1.0	0.6
Consolidated Totals	$3.2	$2.8	$2.5

Backlog
As of December 31, 2007, the Company’s order backlog, exclusive of long-term mill services contracts, access services, roofing granules and slag abrasives, and minerals and recycling technologies services, was $448.1 million compared with $236.5 million as of December 31, 2006, an 89% increase.  Of the order backlog at December 31, 2007, approximately $248.6 million or 55% is not expected to be filled in 2008.  Of the order backlog not expected to be filled in 2008, approximately 74% and 26% is expected to be filled in 2009 and 2010, respectively.

The increase in order backlog is principally due to increased order backlog for railway track maintenance equipment as a result of orders from the Chinese Ministry of Railways, along with increased order backlog of process equipment, air-cooled heat exchangers and industrial grating products.  These were partially offset by decreased order backlog for railway track maintenance services.  Order backlog for roofing granules and slag abrasives is excluded from the above amounts.  Order backlog amounts for that product group are generally not quantifiable due to the short order lead times of the products provided.  Backlog for minerals and recycling technologies is not included in the total backlog amount because it is generally not quantifiable due to short order lead times of the products and services provided.

Order backlog for scaffolding, shoring and forming services of the Access Services Segment is excluded from the above amounts.  These amounts are generally not quantifiable due to short order lead times for certain services, the nature and timing of the products and services provided and equipment rentals with the ultimate length of the rental period often unknown.

Mill services contracts have an estimated future value of $5.0 billion at December 31, 2007 compared with $4.4 billion at December 31, 2006.  Approximately 61% of these revenues are expected to be recognized by December 31, 2010.  The majority of the remaining revenues are expected to be recognized between January 1, 2011 and December 31, 2016.

Dividend Action
The Company paid four quarterly cash dividends of $0.1775 per share in 2007, for an annual rate of $0.71.  This is an increase of 9.2% from 2006.  Historical dividend data has been restated to reflect the two-for-one stock split that was effective at the close of business March 26, 2007.  At the November 2007 meeting, the Board of Directors increased the dividend by 9.9% to an annual rate of $0.78 per share.  The Board normally reviews the dividend rate periodically during the year and annually at its November meeting.  There are no significant restrictions on the payment of dividends.

The February 2008 payment marked the 231st consecutive quarterly dividend paid at the same or at an increased rate.  In 2007, 19.9% of net earnings were paid out in dividends.  The Company is philosophically committed to maintaining or increasing the dividend at a sustainable level.  The Company has paid dividends each year since 1939.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

See Part I, Item 1A, “Risk Factors,” for quantitative and qualitative disclosures about market risk.

Item 8.       Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Supplementary Data

Page
Consolidated Financial Statements of Harsco Corporation:

Management’s Report on Internal Control Over Financial Reporting	46

Report of Independent Registered Public Accounting Firm	47

Consolidated Balance Sheets
December 31, 2007 and 2006	48

Consolidated Statements of Income
for the years 2007, 2006 and 2005	49

Consolidated Statements of Cash Flows
for the years 2007, 2006 and 2005	50

Consolidated Statements of Stockholders’ Equity
for the years 2007, 2006 and 2005	51

Consolidated Statements of Comprehensive Income
for the years 2007, 2006 and 2005	52

Notes to Consolidated Financial Statements	53

Supplementary Data (Unaudited):

Two-Year Summary of Quarterly Results	93

Common Stock Price and Dividend Information	93

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

Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2007 based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting is effective as of December 31, 2007.

The Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing below, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.

/S/ Salvatore D. Fazzolari Salvatore D. Fazzolari Chief Executive Officer February 29, 2008	/S/ Stephen J. Schnoor Stephen J. Schnoor Senior Vice President and Chief Financial Officer February 29, 2008

Report of Independent Registered Public Accounting Firm

To The Stockholders of Harsco Corporation:

In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Harsco Corporation and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 29, 2008

HARSCO CORPORATION
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)	December 31 2007	December 31 2006
ASSETS
Current assets:
Cash and cash equivalents	$121,833	$101,260
Accounts receivable, net	824,094	753,168
Inventories	310,931	285,229
Other current assets	88,016	88,398
Assets held-for-sale	463	3,567
Total current assets	1,345,337	1,231,622
Property, plant and equipment, net	1,535,214	1,322,467
Goodwill, net	720,069	612,480
Intangible Assets, net	188,864	88,164
Other assets	115,946	71,690
Total assets	$3,905,430	$3,326,423

LIABILITIES
Current liabilities:
Short-term borrowings	$60,323	$185,074
Current maturities of long-term debt	8,384	13,130
Accounts payable	307,814	287,006
Accrued compensation	108,871	95,028
Income taxes payable	41,300	61,967
Dividends payable	16,444	15,983
Insurance liabilities	44,823	40,810
Advances on contracts	52,763	12,331
Other current liabilities	233,248	199,446
Total current liabilities	873,970	910,775
Long-term debt	1,012,087	864,817
Deferred income taxes	174,423	103,592
Insurance liabilities	67,182	62,542
Retirement plan liabilities	120,536	189,457
Other liabilities	91,113	48,876
Total liabilities	2,339,311	2,180,059
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, Series A junior participating cumulative preferred stock	—	—
Common stock, par value $1.25, issued 110,932,619 and 68,491,523 shares as of December 31, 2007 and 2006, respectively	138,665	85,614
Additional paid-in capital	128,622	166,494
Accumulated other comprehensive loss	(2,501)	(169,334)
Retained earnings	1,904,502	1,666,761
Treasury stock, at cost (26,472,753 and 26,472,843, respectively)	(603,169)	(603,171)
Total stockholders’ equity	1,566,119	1,146,364
Total liabilities and stockholders’ equity	$3,905,430	$3,326,423

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)
Years ended December 31	2007	2006 (a)	2005 (a)
Revenues from continuing operations:
Service sales	$3,166,561	$2,538,068	$1,928,539
Product sales	521,599	487,545	467,470
Total revenues	3,688,160	3,025,613	2,396,009

Costs and expenses from continuing operations:
Cost of services sold	2,316,904	1,851,230	1,425,222
Cost of products sold	368,600	351,962	353,975
Selling, general and administrative expenses	538,233	472,790	361,447
Research and development expenses	3,175	2,846	2,438
Other expenses	3,443	2,476	1,891
Total costs and expenses	3,230,355	2,681,304	2,144,973

Operating income from continuing operations	457,805	344,309	251,036

Equity in income of unconsolidated entities, net	1,049	192	74
Interest income	4,968	3,582	3,063
Interest expense	(81,383)	(60,479)	(41,917)

Income from continuing operations before income taxes and minority interest	382,439	287,604	212,256

Income tax expense	(117,598)	(93,354)	(59,122)

Income from continuing operations before minority interest	264,841	194,250	153,134

Minority interest in net income	(9,726)	(7,848)	(8,646)
Income from continuing operations	255,115	186,402	144,488

Discontinued operations:
Income from operations of discontinued business	26,897	14,070	17,501
Gain on disposal of discontinued business	41,414	28	261
Income tax expense	(23,934)	(4,102)	(5,593)
Income from discontinued operations	44,377	9,996	12,169
Net Income	$299,492	$196,398	$156,657

Average shares of common stock outstanding	84,169	83,905	83,284

Basic earnings per common share:
Continuing operations	$3.03	$2.22	$1.73
Discontinued operations	0.53	0.12	0.15
Basic earnings per common share	$3.56	$2.34	$1.88

Diluted average shares of common stock outstanding	84,724	84,430	84,161

Diluted earnings per common share:
Continuing operations	$3.01	$2.21	$1.72
Discontinued operations	0.52	0.12	0.14
Diluted earnings per common share	$3.53	$2.33	$1.86
(a)	Income statement information restated to reflect the Gas Technologies business group as Discontinued Operations.

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
Years ended December 31	2007	2006	2005

Cash flows from operating activities:
Net income	$299,492	$196,398	$156,657
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
Depreciation	277,397	245,397	195,139
Amortization	29,016	7,585	2,926
Equity in income of unconsolidated entities, net	(1,049)	(188)	(74)
Dividends or distributions from unconsolidated entities	181	—	170
Gain on disposal of discontinued business	(41,414)	(28)	(261)
Other, net	(662)	8,036	8,395
Changes in assets and liabilities, net of acquisitions
and dispositions of businesses:
Accounts receivable	(60,721)	(27,261)	(64,580)
Inventories	(106,495)	(20,347)	(25,908)
Accounts payable	18,268	13,017	10,787
Other assets and liabilities	57,727	(13,370)	32,028

Net cash provided by operating activities	471,740	409,239	315,279

Cash flows from investing activities:
Purchases of property, plant and equipment	(443,583)	(340,173)	(290,239)
Purchase of businesses, net of cash acquired*	(254,639)	(34,333)	(394,493)
Proceeds from sales of assets	317,189	17,650	39,543
Other investing activities	(5,092)	(2,599)	4

Net cash used by investing activities	(386,125)	(359,455)	(645,185)

Cash flows from financing activities:
Short-term borrowings, net	(137,645)	73,050	73,530
Current maturities and long-term debt:
Additions	1,023,282	315,010	571,928
Reductions	(908,295)	(423,769)	(230,010)
Cash dividends paid on common stock	(59,725)	(54,516)	(49,928)
Common stock issued-options	11,765	11,574	9,097
Other financing activities	(7,069)	(5,545)	(5,292)

Net cash provided (used) by financing activities	(77,687)	(84,196)	369,325

Effect of exchange rate changes on cash	12,645	14,743	(12,583)

Net increase/(decrease) in cash and cash equivalents	20,573	(19,669)	26,836

Cash and cash equivalents at beginning of period	101,260	120,929	94,093

Cash and cash equivalents at end of period	$121,833	$101,260	$120,929

*Purchase of businesses, net of cash acquired
Working capital, other than cash	$(17,574)	$(2,547)	$(26,831)
Property, plant and equipment	(45,398)	(15,106)	(169,172)
Other noncurrent assets and liabilities, net	(191,667)	(16,680)	(198,490)

Net cash used to acquire businesses	$(254,639)	$(34,333)	$(394,493)

 See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
(In thousands, except share and per share amounts)	Issued	Treasury	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Stock-Based Compensation	Total
Balances, January 1, 2005	$84,889	$(603,377)	$139,532	$1,420,637	$(127,491)	$—	$914,190
Net income				156,657			156,657
Cash dividends declared, $1.225 per share				(51,078)			(51,078)
Translation adjustments, net of $2,846 deferred income taxes					(54,399)		(54,399)
Cash flow hedging instrument adjustments, net of $82 deferred income taxes					(152)		(152)
Pension liability adjustments, net of $(6,407) deferred income taxes					14,724		14,724
Stock options exercised, 350,840 shares	433	116	12,596				13,145
Other, 1,087 shares, and 36,250 restricted stock units (net of forfeitures)		36	1,889			(1,847)	78
Amortization of unearned compensation on restricted stock units						729	729
Balances, December 31, 2005	$85,322	$(603,225)	$154,017	$1,526,216	$(167,318)	$(1,118)	$993,894
Net income				196,398			196,398
Adoption of SFAS 123(R)			(1,118)			1,118	—
Cash dividends declared, $1.33 per share				(55,853)			(55,853)
Translation adjustments, net of $(5,643) deferred income taxes					91,578		91,578
Cash flow hedging instrument adjustments, net of $(72) deferred income taxes					134		134
Pension liability adjustments, net of $1,307 deferred income taxes					(5,523)		(5,523)
Adoption of SFAS 158, net of $40,313 deferred income taxes					(88,207)		(88,207)
Marketable securities unrealized gains, net of $1 deferred income taxes					2		2
Stock options exercised, 234,419 shares	292	19	11,659				11,970
Other, 1,085 shares, and 50,700 restricted stock units (net of forfeitures)		35	(3)				32
Amortization of unearned compensation on restricted stock units			1,939				1,939
Balances, December 31, 2006	$85,614	$(603,171)	$166,494	$1,666,761	$(169,334)	$—	$1,146,364
Cumulative effect from adoption of FIN 48				(499)			(499)
Beginning Balances, January 1, 2007	$85,614	$(603,171)	$166,494	$1,666,262	$(169,334)	$—	$1,145,865
Net income				299,492			299,492
2-for-1 stock split, 42,029,232 shares	52,536		(52,536)				—
Cash dividends declared, $0.71 per share				(61,252)			(61,252)
Translation adjustments, net of $(4,380) deferred income taxes					110,451		110,451
Cash flow hedging instrument adjustments, net of $(64) deferred income taxes					119		119
Pension liability adjustments, net of $(24,520) deferred income taxes					56,257		56,257
Marketable securities unrealized gains, net of $(3) deferred income taxes					6		6
Stock options exercised, 411,864 shares	515		11,224				11,739
Other, 90 shares, and 82,700 restricted stock units (net of forfeitures)		2	26				28
Amortization of unearned compensation on restricted stock units			3,414				3,414
Balances, December 31, 2007	$138,665	$(603,169)	$128,622	$1,904,502	$(2,501)	$—	$1,566,119

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)
Years ended December 31	2007	2006	2005

Net Income	$299,492	$196,398	$156,657
Other comprehensive income (loss):
Foreign currency translation adjustments	110,451	91,578	(54,399)
Net gains (losses) on cash flow hedging instruments, net of deferred income taxes of $2, $(40) and $79 in 2007, 2006 and 2005, respectively	(3)	75	(147)
Reclassification adjustment for (gain)/loss on cash flow hedging instruments, net of deferred income taxes of $(66), $(32), and $3 in 2007, 2006 and 2005, respectively	122	59	(5)
Pension liability adjustments, net of deferred income taxes of $(24,520), $1,307 and $(6,407) in 2007, 2006 and 2005, respectively	56,257	(5,523)	14,724
Unrealized gain on marketable securities, net of deferred income taxes of $(3) and $(1) in 2007 and 2006, respectively	6	2	—
Other comprehensive income (loss)	166,833	86,191	(39,827)

Total comprehensive income	$466,325	$282,589	$116,830

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         Summary of Significant Accounting Policies

Consolidation
The consolidated financial statements include the accounts of Harsco Corporation and its majority-owned subsidiaries (the “Company”).  Additionally, the Company consolidates four entities in which it has an equity interest of 49% to 50% and exercises management control.  These four entities had combined revenues of approximately $117.0 million, $85.6 million and $81.5 million, or 3.2%, 2.8% and 3.4% of the Company’s total revenues for the years ended 2007, 2006 and 2005, respectively.  Investments in unconsolidated entities (all of which are 40-50% owned) are accounted for under the equity method.  The Company does not have any off-balance sheet arrangements with unconsolidated special-purpose entities.

Reclassifications
Certain reclassifications have been made to prior years’ amounts to conform with current year classifications.  These reclassifications relate principally to the Gas Technologies Segment that is currently classified as Discontinued Operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) as discussed in Note 2, “Acquisitions and Dispositions.”  Additionally, all historical share and per share data have been restated to reflect the two-for-one stock split that was effective at the close of business on March 26, 2007.  As a result of these reclassifications, certain 2006 amounts presented for comparative purposes will not individually agree with previously filed Forms 10-K or 10-Q.

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, demand deposits and short-term investments which are highly liquid in nature and have an original maturity of three months or less.

Inventories
Inventories are stated at the lower of cost or market.  Inventories in the United States are principally accounted for using principally the last-in, first-out (LIFO) method.  Other inventories are accounted for using the first-in, first-out (FIFO) or average cost methods.

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

Goodwill and Other Intangible Assets
Goodwill is not amortized but tested for impairment at the reporting unit level.  SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) defines a reporting unit as an operating segment or one level below an operating segment (referred to as a component).  A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component.  Accordingly, the Company performs the goodwill impairment test at the operating segment level for the Mill Services Segment, the Access Services Segment and the All Other Category (Minerals & Rail Services and Products).  The goodwill impairment tests are performed on an annual basis as of October 1 and between annual tests whenever events or circumstances indicate that the carrying value of a reporting unit’s goodwill may exceed its fair value.  A discounted cash flow model is used to estimate the fair value of a reporting unit.  This model requires the use of long-term planning forecasts and assumptions regarding industry-specific economic conditions that are outside the control of the Company.  See Note 5, “Goodwill and Other Intangible Assets,” for additional information on intangible assets and goodwill impairment testing.  Finite-lived intangible assets are amortized over their estimated useful lives.

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

Revenue Recognition
Product sales and service sales are recognized when they are realized or realizable and when earned.  Revenue is realized or realizable and earned when all of the following criteria are met:  persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Company’s price to the buyer is fixed or determinable and collectibility is reasonably assured.  Service sales include sales of the Mill Services and Access Services Segments as well as service sales of the All Other Category (Minerals & Rail Services and Products).  Product sales include the manufacturing businesses of the All Other Category (Minerals & Rail Services and Products).

Access Services Segment – This Segment rents equipment under month-to-month rental contracts, provides services under both fixed-fee and time-and-materials short-term contracts and, to a lesser extent, sells products to customers.  Equipment rentals are recognized as earned over the contractual rental period.  Services provided on a fixed-fee basis are recognized over the contractual period based upon the completion of specific units of accounting (i.e., erection and dismantling of equipment).  Services provided on a time-and-materials basis are recognized when earned as services are performed.  Product sales revenue is recognized when title and risk of loss transfer, and when all of the revenue recognition criteria have been met.

Mill Services Segment – This Segment provides services predominantly on a long-term, volume-of-production contract basis.  Contracts may include both fixed monthly fees as well as variable fees based upon specific services provided to the customer.  The fixed-fee portion is recognized periodically as earned (normally monthly) over the contractual period.  The variable-fee portion is recognized as services are performed and differs from period-to-period based upon the actual provision of services.

All Other Category (Minerals & Rail Services and Products) – This category includes the Harsco Track Technologies, Reed Minerals, IKG Industries, Patterson-Kelley, Air-X-Changers and Excell Minerals operating segments.  These operating segments principally sell products.  The Harsco Track Technologies Division and Excell Minerals Division sell products and provide services.  Product sales revenue for each of these operating segments is recognized generally when title and risk of loss transfer, and when all of the revenue recognition criteria have been met.  Title and risk of loss for domestic shipments generally transfers to the customer at the point of shipment.  For export sales, title and risk of loss transfer in accordance with the international commercial terms included in the specific customer contract.  Revenue may be recognized subsequent to the transfer of title and risk of loss for certain product sales of the Harsco Track Technologies Division if the specific sales contract includes a customer acceptance clause which provides for different timing.  In those situations revenue is recognized after transfer of title and risk of loss and after customer acceptance.  The Harsco Track Technologies Division also provides services predominantly on a long-term, time-and-materials contract basis.  Revenue is recognized when earned as services are performed.  The Excell Minerals Division also provides services predominantly on a long-term, volume-of-production contract basis.  Contracts may include both fixed monthly fees as well as variable fees based upon specific services provided to the customer.  The fixed-fee portion is recognized periodically as earned (normally monthly) over the contractual period.  The variable-fee portion is recognized as services are performed and differs from period-to-period based upon the actual provision of services.

Income Taxes
United States federal and state income taxes and non-U.S. income taxes are provided currently on the undistributed earnings of international subsidiaries and unconsolidated affiliated entities, giving recognition to current tax rates and applicable foreign tax credits, except when management has specific plans for reinvestment of undistributed earnings which will result in the indefinite postponement of their remittance.  Deferred taxes are provided using the asset and liability method for temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  A valuation allowance to reduce deferred tax assets is evaluated on a quarterly basis.  The valuation allowance is principally for tax loss carryforwards which are uncertain as to realizability.  Income tax loss contingencies are recorded in the period when it is determined that it is probable that a liability has been incurred and the loss can be reasonably estimated.  Adjustments to estimated amounts are recorded as necessary based upon new information, the occurrence of new events or the resolution of an uncertainty.  Beginning in 2007, income tax contingencies were measured under FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”).

Accrued Insurance and Loss Reserves
The Company retains a significant portion of the risk for workers’ compensation, U.K. employers’ liability, automobile, general and product liability losses.  During 2007, 2006 and 2005, the Company recorded insurance expense from continuing operations related to these lines of coverage of approximately $37 million, $34 million and $30 million, respectively.  Reserves have been recorded which reflect the undiscounted estimated liabilities including claims incurred but not reported.  When a recognized liability is covered by third-party insurance, the Company records an insurance claim receivable to reflect the covered liability.  Changes in the estimates of the reserves are included in net income in the period determined.  During 2007, 2006 and 2005, the Company recorded retrospective insurance reserve adjustments that decreased pre-tax insurance expense from continuing operations for self insured programs by $1.2 million, $1.3 million, and $3.5 million, respectively.  At December 31, 2007 and 2006, the Company has recorded liabilities of $112.0 million and $103.4 million, respectively, related to both asserted as well as unasserted insurance claims.  Included in the balance at December 31, 2007 and 2006 were $25.9 million and $18.9 million, respectively, of recognized liabilities covered by insurance carriers.  Amounts estimated to be paid within one year have been classified as current Insurance liabilities, with the remainder included in non-current Insurance liabilities in the Consolidated Balance Sheets.

Warranties
The Company has recorded product warranty reserves of $2.9 million, $4.8 million and $5.0 million as of December 31, 2007, 2006 and 2005, respectively.  The Company provides for warranties of certain products as they are sold in accordance with SFAS No. 5, “Accounting for Contingencies.”  The following table summarizes the warranty activity for the years ended December 31, 2007, 2006 and 2005:

Warranty Activity
(In thousands)	2007	2006	2005

Balance at the beginning of the period	$4,805	$4,962	$4,161

Accruals for warranties issued during the period	3,112	3,371	3,851

Increase/(reductions) related to pre-existing warranties	(1,112)	(868)	60

Divestiture	(980)	—	—

Warranties paid	(2,810)	(2,731)	(3,083)

Other (principally foreign currency translation)	(108)	71	(27)

Balance at end of the period	$2,907	$4,805	$4,962

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

The Company executes foreign currency forward exchange contracts to hedge transactions for firm purchase commitments, to hedge variable cash flows of forecasted transactions and for export sales denominated in foreign currencies.  These contracts are generally for 90 days or less.  For those contracts that are designated as qualified cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), gains or losses are recorded in Other comprehensive income (loss).

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

The Company’s net income and earnings per common share would have been reduced to the pro forma amounts indicated below if compensation cost for the Company’s stock option plan had been determined based on the fair value at the grant date for awards in accordance with the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”).

Pro forma Impact of SFAS 123(R) on Earnings
(In thousands, except per share)	2005
Net income:
As reported	$156,657
Compensation expense (a)	—
Pro forma	$156,657
Basic earnings per share:
As reported	$1.88
Pro forma	1.88
Diluted earnings per share:
As reported	1.86
Pro forma	1.86

(a)	Total stock-based employee compensation expense related to stock options determined under fair value-based method for all awards, net of related income tax effects.

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

SFAS No. 157, “Fair Value Measurements” (“SFAS 157”)

In September 2006, the FASB issued SFAS 157 to provide a single definition of fair value, establish a framework for measuring fair value in U.S. generally accepted accounting principles (“GAAP”), and expand the disclosure requirements regarding fair value measurements.  SFAS 157 is applicable in the application of other accounting pronouncements that require or permit fair value measurements, but does not require new fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company), with limited retrospective application required.  SFAS 157 was amended by FASB Staff Position No.157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP SFAS 157-1”) and FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”).  FSP SFAS 157-1 excludes FASB Statement No. 13, “Accounting for Leases”, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under Statement 13, from the scope of SFAS 157. FSP FAS 157-2 delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008 (January 1, 2009 for the Company).  The Company implemented SFAS 157 effective January 1, 2008, and it did not have a material impact on the Company’s financial position, results of operations or cash flows.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).

In February 2007, the FASB issued SFAS 159, which permits all entities to choose to measure eligible items at fair value at specified election dates.  Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date.  The fair value option may be applied financial instrument by financial instrument (with limited exceptions), is generally irrevocable, and must be applied to the entire financial instrument.  SFAS 159 is effective for fiscal years that begin after November 15, 2007 (January 1, 2008 for the Company).  The Company implemented SFAS 159 effective January 1, 2008, and it did not have a material impact on the Company’s financial position, results of operations or cash flows.

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”).

In December 2007, the FASB issued SFAS 160, which amends ARB No. 51, “Consolidated Financial Statements.”  SFAS 160 requires the reporting of noncontrolling (minority) interest in subsidiaries to be measured at fair value and classified as a separate component of equity.  The accounting for transactions between an entity and noncontrolling interest must be treated as equity transactions.  SFAS 160 is effective for fiscal years that begin after December 15, 2008 (January 1, 2009 for the Company).  The Company is currently evaluating the requirements of SFAS 160, and has not yet determined the impact on the consolidated financial statements.

SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”)

In December 2007, the FASB issued SFAS 141(R) which significantly modifies the accounting for business combinations.  SFAS 141(R) requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions.  Liabilities related to contingent consideration are required to be recognized at acquisition and remeasured at fair value in each subsequent reporting period.  Restructuring charges, and all pre-acquisition related costs (e.g., deal fees for attorneys, accountants and investment bankers), must be expensed in the period they are incurred.  In addition, changes to acquisition-related deferred tax assets and unrecognized tax benefits recorded under FIN 48 made subsequent to the measurement period will generally impact

income tax expense in that period as opposed to being recorded to goodwill.   SFAS 141(R), is effective for fiscal years that begin after December 15, 2008 (January 1, 2009 for the Company).  The Company is currently evaluating the requirements of SFAS 141(R), and has not yet determined the impact on the consolidated financial statements.

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

In August 2007, the Company acquired ZETA-TECH Associates, Inc. (“ZETA-TECH”), a Cherry Hill, NJ-based niche technical services and applied technology company serving the railway industry with specialized expertise in railway engineering services and track maintenance software.  ZETA-TECH produces a range of proprietary software tools that are used by railways to regularly monitor and evaluate the performance of their rail and track assets.  ZETA-TECH recorded 2006 revenues of approximately $4 million and has been included in the Company’s Harsco Track Technologies Division of the All Other Category (Minerals & Rail Services and Products).

In April 2007, the Company acquired Performix Technologies, Ltd. (“Performix”), an Ohio-based company that is one of the United States’ leading producers of specialty additives used by steelmakers in the ladle refining of molten steel.  Performix operates from two plants in the United States and serves most of the major steelmakers in the upper Midwest and Canada.  Performix recorded 2006 sales of approximately $29 million and employs approximately 60 people.  Performix has been included in the Mill Services Segment.

In February 2007, the Company acquired Excell Materials, Inc. (“Excell”), a Pittsburgh-based multinational company, for approximately $210 million, which excluded direct acquisition costs.  Excell specializes in the reclamation and recycling of high-value content from principally steelmaking slag.  Excell is also involved in the development of mineral-based products for commercial applications.  Excell recorded 2006 sales in excess of $100 million and maintains operations at nine locations in the United States, Canada, Brazil, South Africa and Germany.  Goodwill recognized in this transaction (based on foreign exchange rates at the transaction date) was $101.9 million, none of which is expected to be deductible for U.S. income tax purposes.  Excell has been included in the All Other Category (Minerals & Rail Services and Products) and has been renamed Excell Minerals to emphasize its long-term growth strategy.

In November 2006, the Company acquired the Santiago, Chile-based company Moldajes y Andamios TH S.A. (“MyATH”), a supplier of rental formwork, scaffolding and related services to the construction, infrastructure and building maintenance sectors.  MyATH employs approximately 100 people and its annual revenues are approximately $8 million.  MyATH has been included in the Access Services Segment.

In November 2006, the Company acquired the conveyor services and trading arm of Technic Gum, a Belgium-based provider of conveyor belt maintenance services for the steel and cement-producing industries.  Technic Gum recorded revenues of approximately $8 million in 2005 and employs approximately 50 people.  Technic Gum has been included in the Mill Services Segment.

In July 2006, the Company acquired the assets of UK-based Cape PLC’s Cleton industrial maintenance services (“Cleton”) subsidiaries in Holland, Belgium and Germany for €8 million (approximately $10 million).  Cleton posted 2005 revenues in excess of $50 million and employs close to 400 people.  Cleton specializes in providing scaffolding and related insulation services for the maintenance of large-scale industrial plants, and serves some of the largest oil refinery, petrochemical, and process plant sites in the Benelux countries.  Cleton has been included in the Access Services Segment.

Dispositions
Consistent with the Company’s strategic focus to grow and allocate financial resources to its industrial services businesses, on December 7, 2007, the Company sold the Gas Technologies business group to Wind Point Partners, a private equity investment firm with offices in Chicago, Illinois.  The terms of the sale include a total purchase price of $340 million, including $300 million paid in cash at closing and $40 million payable in the form of an earnout, contingent on the Gas Technologies group achieving certain performance targets in 2008 or 2009.  The Company recorded a $26.4 million after-tax gain on the sale.  The amount of this gain is not final at December 31, 2007 due to final working capital adjustments and the potential earnout.  This business recorded revenues and operating income of $384.9 million and $26.9 million, $397.7 million and $14.2 million and $370.2 million and $17.9 million, respectively, for the years ended 2007, 2006 and 2005.  The Consolidated Statements of Income for the years ended 2007, 2006 and 2005 have been restated to include the Gas Technologies Segment’s results in discontinued operations.

The major classes of assets and liabilities sold as part of this transaction were as follows:

(In thousands)	December 7, 2007

ASSETS
Accounts receivable, net	$61,444
Inventories	103,592
Other current assets	2,608
Property, plant and equipment, net	72,814
Goodwill, net	36,930
Other assets	2,617
Total assets sold	$280,005

LIABILITIES
Accounts payable	$28,210
Accrued compensation	2,354
Income taxes payable	449
Other current liabilities	11,528
Retirement plan liabilities	959
Total liabilities sold	$43,500

Assets Held for Sale
Throughout the past several years, management approved the sale of certain long-lived assets (primarily land and buildings) throughout the Company’s operations.  The net property, plant and equipment reflected as assets held-for-sale in the December 31, 2007 and 2006 Consolidated Balance Sheets were $0.5 million and $3.6 million, respectively.

3.        Accounts Receivable and Inventories

At December 31, 2007 and 2006, accounts receivable of $824.1 million and $753.2 million, respectively, were net of allowances for doubtful accounts of $25.6 million and $25.4 million, respectively.  Gross accounts receivable included trade accounts receivable of $805.2 million and $737.1 million at December 31, 2007 and 2006, respectively.  Other receivables included insurance claim receivables of $20.2 million and $18.9 million at December 31, 2007 and 2006, respectively.  The increase in accounts receivable and the allowance for doubtful accounts from December 31, 2006 related principally to increased sales, and positive foreign currency translation, partially offset by net effect of acquisitions and divestitures discussed in Note 2, “Acquisitions and Dispositions.”  The provision for doubtful accounts was $7.8 million, $9.2 million and $6.3 million for 2007, 2006 and 2005, respectively.

Inventories consist of the following:

	Inventories
(In thousands)	2007	2006
Finished goods	$161,013	$117,072
Work-in-process	23,776	31,489
Raw materials and purchased parts	76,735	96,750
Stores and supplies	49,407	39,918
Total inventories	$310,931	$285,229
Valued at lower of cost or market:
Last-in, first out (LIFO) basis	$99,433	$138,643
First-in, first out (FIFO) basis	16,742	28,165
Average cost basis	194,756	118,421
Total inventories	$310,931	$285,229

The increase in inventory balances related principally to increased demand in the Access Services Segment, increased demand and acquisitions in the All Other Category (Minerals & Rail Services and Products) and Mill Services Segment, and positive foreign currency translation.  These were partially offset by the divestiture of the Gas Technologies Segment.

Inventories valued on the LIFO basis at December 31, 2007 and 2006 were approximately $23.4 million and $46.1 million, respectively, less than the amounts of such inventories valued at current costs.  The significant change from 2006 to 2007 relates principally to the sale of the Gas Technologies Segment.

As a result of reducing certain inventory quantities valued on the LIFO basis, net income increased from that which would have been recorded under the FIFO basis of valuation by less than $0.1 million in 2007, and $0.3 million and $1.4 million in 2006 and 2005, respectively.

4.        Property, Plant and Equipment

Property, plant and equipment consists of the following:

(In thousands)	2007	2006
Land and improvements	$47,250	$41,255
Buildings and improvements	175,744	192,575
Machinery and equipment	2,997,425	2,699,131
Uncompleted construction	75,167	52,640
Gross property, plant and equipment	3,295,586	2,985,601
Less accumulated depreciation	(1,760,372)	(1,663,134)
Net property, plant and equipment	$1,535,214	$1,322,467

The increase in net property, plant and equipment from 2006 to 2007 related principally to investments in the Access Services and Mill Services Segments.

The estimated useful lives of different types of assets are generally:

Land improvements	5 to 20 years

Buildings and improvements	5 to 40 years

Machinery and equipment	3 to 20 years

Leasehold improvements	Estimated useful life of the improvement
or, if shorter, the life of the lease

5.        Goodwill and Other Intangible Assets

In connection with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) goodwill and intangible assets with indefinite useful lives are no longer amortized.  Goodwill is tested for impairment at the reporting unit level on an annual basis, and between annual tests, whenever events or circumstances indicate that the carrying value of a reporting unit’s goodwill may exceed its fair value.  This impairment testing is a two-step process as outlined in SFAS 142.  Step one is a comparison of each reporting unit’s fair value to its book value.  The Company has determined that the reporting units for goodwill impairment testing purposes are the Company’s operating segments.  If the fair value of the reporting unit exceeds the book value, step two of the test is not required.  Step two requires the allocation of fair values to assets and liabilities as if the reporting unit had just been purchased resulting in the implied fair value of goodwill.  If the carrying value of the goodwill exceeds the implied fair value, a write down to the implied fair value would be required.

The Company uses a discounted cash flow model to estimate the fair value of a reporting unit in performing step one of the testing.  This model requires the use of long-term planning estimates and assumptions regarding industry-specific economic conditions that are outside the control of the Company.  The Company performed required annual testing for goodwill impairment as of October 1, 2007 and 2006 and all reporting units of the Company passed the step one testing thereby indicating that no goodwill impairment exists.  However, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

The following table reflects the changes in carrying amounts of goodwill by segment for the years ended December 31, 2006 and 2007:

Goodwill by Segment
(In thousands)	Access Services Segment	Mill Services Segment	All Other Category - Minerals & Rail Services and Products	Gas Technologies Segment	Consolidated Totals
Balance as of December 31, 2005, net of accumulated amortization	$217,580	$297,219	$8,137	$36,693	$559,629

Goodwill acquired during year	4,704	341	—	222	5,267

Changes to Goodwill (a)	(3,251)	3,709	—	—	458

Other (b)	(3,286)	—	—	—	(3,286)

Foreign currency translation	26,190	24,223	—	(1)	50,412

Balance as of December 31, 2006, net of accumulated amortization	$241,937	$325,492	$8,137	$36,914	$612,480

Goodwill acquired during year (c)	—	13,621	103,935	—	117,556

Changes to Goodwill (a)	1,686	(1,301)	—	—	385

Goodwill disposed during year (d)	—	—	—	(36,930)	(36,930)

Foreign currency translation	11,233	10,499	4,830	16	26,578

Balance as of December 31, 2007, net of accumulated amortization	$254,856	$348,311	$116,902	$—	$720,069

(a) Relate principally to opening balance sheet adjustments.
(b) Reduction of valuation allowance related to realization of a tax loss carryback.
(c) Relates principally to the Excell Minerals acquisition in the All Other Category - Minerals and Rail Services and Products.
(d) Relates to the sale of the Company’s Gas Technologies Segment.

Goodwill is net of accumulated amortization of $103.7 million and $109.3 million at December 31, 2007 and 2006, respectively.  The reduction in accumulated amortization from December 31, 2006 is due to the sale of the Gas Technologies Segment, partially offset by foreign currency translation.

Intangible assets totaled $189.0 million, net of accumulated amortization of $45.2 million at December 31, 2007 and $88.2 million, net of accumulated amortization of $19.4 million at December 31, 2006.  The following table reflects these intangible assets by major category:

Intangible Assets
	December 31, 2007		December 31, 2006
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer relationships	$157,717	$25,137	$87,426	$7,084

Non-compete agreements	3,382	2,952	5,648	4,708

Patents	6,805	4,241	4,700	3,940

Other	66,266	12,821	9,800	3,678

Total	$234,170	$45,151	$107,574	$19,410

The increase in intangible assets for 2007 was due principally to the acquisitions discussed in Note 2, “Acquisitions and Dispositions,” and foreign currency translation.  As part of these transactions, the Company acquired the following intangible assets (by major class) which are subject to amortization:

Acquired Intangible Assets
(In thousands)	Gross Carrying Amount	Residual Value	Weighted-average amortization period

Customer relationships	$66,753	None	6 years

Patents	2,010	None	10 years

Other (a)	52,906	None	9 years

Total	$121,669

(a) Principally unpatented technology and contractual revenue.

There were no research and development assets acquired and written off in 2007, 2006 or 2005.

Amortization expense for intangible assets was $27.4 million, $6.7 million and $2.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.  The following table shows the estimated amortization expense for the next five fiscal years based on current intangible assets.

(In thousands)	2008	2009	2010	2011	2012

Estimated amortization expense (a)	$27,835	$26,658	$26,288	$24,912	$12,274

(a)	These estimated amortization expense amounts do not reflect the potential effect of future foreign currency exchange rate fluctuations.

6.         Debt and Credit Agreements

The Company has various credit facilities and commercial paper programs available for use throughout the world.  The following table illustrates the amounts outstanding on credit facilities and commercial paper programs and available credit at December 31, 2007.  These credit facilities and programs are described in more detail below the table.

Summary of Credit Facilities and Commercial Paper Programs	As of December 31, 2007
(In thousands)	Facility Limit	Outstanding Balance	Available Credit

U.S. commercial paper program	$550,000	$333,402	$216,598

Euro commercial paper program	291,960	132,812	159,148

Multi-year revolving credit facility (a)	450,000	—	450,000

364-day revolving credit facility (a)	450,000	—	450,000

Totals at December 31, 2007	$1,741,960	$466,214	$1,275,746	(b)

(a)	U.S.-based program.
(b)
Although the Company has significant available credit, practically, the Company limits aggregate commercial paper and credit facility borrowings at any one time to a maximum of $900 million (the aggregate amount of the back-up facilities).

The Company has a U.S. commercial paper borrowing program under which it can issue up to $550 million of short-term notes in the U.S. commercial paper market.  In addition, the Company has a 200 million euro commercial paper program, equivalent to approximately $292 million at December 31, 2007, which is used to fund the Company’s international operations.  Commercial paper interest rates, which are based on market conditions, have been lower than comparable rates available under the credit facilities.  At December 31, 2007 and 2006, the Company had $333.4 million and $263.4 million of U.S. commercial paper outstanding, respectively, and $132.8 million and $207.2 million outstanding, respectively, under its European-based commercial paper program.  Commercial paper is classified as long-term debt when the Company has the ability and intent to refinance it on a long-term basis through existing long-term credit facilities.  At December 31, 2007 and 2006, the Company classified $8.0 million and $161.5 million of commercial paper as short-term debt, respectively.  The remaining $458.2 million and $309.1 million in commercial paper at December 31, 2007 and 2006, respectively, was classified as long-term debt.

The Company has a multi-year revolving credit facility in the amount of $450 million, through a syndicate of 16 banks, which matures in November 2010.  This facility serves as back-up to the Company’s commercial paper programs.  Interest rates on the facility are based upon either the announced JPMorgan Chase Bank Prime Rate, the Federal Funds Effective Rate plus a margin or LIBOR plus a margin.  The Company pays a facility fee (.08% per annum as of December 31, 2007) that varies based upon its credit ratings.  At December 31, 2007 and 2006, there were no borrowings outstanding on this credit facility.

During the fourth quarter of 2007, the Company entered into a new 364-day revolving credit facility in the amount of $450 million, through a syndicate of 13 banks, which matures in November 2008.  Any borrowings outstanding at the termination of the facility may, at the Company’s option, be repaid over the following 12 months.  Interest rates on the facility are based upon either the announced JPMorgan Chase Bank Prime Rate, the Federal Funds Effective Rate plus a margin or LIBOR plus a margin.  The Company pays a facility fee (.07% per annum as of December 31, 2007) that varies based upon its credit ratings.  As of December 31, 2007, there were no borrowings outstanding on this credit facility.

The Company’s bilateral credit facility (which expired in December 2007) was renewed in February 2008.  The facility, in the amount of $50 million, serves as back-up to the Company’s commercial paper programs and also provides available financing for the Company’s European operations.  Borrowings under this facility, which expires in December 2008, are available in most major currencies with active markets at interest rates based upon LIBOR plus a margin.  Borrowings outstanding at expiration may be repaid over the succeeding 12 months.  As of December 31, 2007 and 2006, there were no borrowings outstanding on this facility.

Short-term borrowings amounted to $60.3 million and $185.1 million (of which $8.0 million and $161.5 million was commercial paper) at December 31, 2007 and 2006, respectively.  Other than the commercial paper borrowings, short-term debt was principally bank overdrafts.  The weighted-average interest rate for short-term borrowings at December 31, 2007 and 2006 was 6.0% and 4.8%, respectively.

Long-term debt consists of the following:

	Long-term Debt
(In thousands)	2007	2006
7.25% British pound sterling-denominated notes due October 27, 2010	$395,197	$388,763
5.125% notes due September 15, 2013	149,110	148,978
Commercial paper borrowings, with a weighted average interest rate of 5.2% and 4.7% as of December 31, 2007 and 2006, respectively	458,180	309,109
Faber Prest loan notes due October 31, 2008 with interest based on sterling LIBOR minus .75% (5.1% and 4.5% at December 31, 2007 and 2006, respectively)	3,120	5,494
Industrial development bonds, with a weighted average interest rate of 4.1% as of December 31, 2006	—	6,500
Other financing payable in varying amounts to 2012 with a weighted average interest rate of 7.0% and 5.9% as of December 31, 2007 and 2006, respectively	14,864	19,103
	1,020,471	877,947
Less: current maturities	(8,384)	(13,130)
	$1,012,087	$864,817

The Company’s credit facilities and certain notes payable agreements contain covenants requiring a minimum net worth of $475 million and a maximum debt to capital ratio of 60%.  Additionally, the Company’s 7.25% British pound sterling-denominated notes due October 27, 2010 include a covenant that permits the note holders to redeem their notes, at par, in the event of a change of control of the Company or a disposition of a significant portion of the Company’s assets.  At December 31, 2007, the Company was in compliance with these covenants.

The maturities of long-term debt for the four years following December 31, 2008 are as follows:

(In thousands)
2009	$12,225
2010	848,063
2011	2,056
2012	633

Cash payments for interest on all debt from continuing operations were $80.3 million, $59.7 million and $42.2 million in 2007, 2006 and 2005, respectively.

7.         Leases

The Company leases certain property and equipment under noncancelable operating leases.  Rental expense (for continuing operations) under such operating leases was $70.4 million, $69.6 million and $49.9 million in 2007, 2006 and 2005, respectively.

Future minimum payments under operating leases with noncancelable terms are as follows:

(In thousands)
2008	$51,308
2009	45,403
2010	25,788
2011	17,506
2012	12,276
After 2012	28,619

Total minimum rentals to be received in the future under non-cancelable subleases as of December 31, 2007 are $14.5 million.

8.         Employee Benefit Plans

Pension Benefits
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”).  The Company adopted the recognition provisions of SFAS 158 effective December 31, 2006.

The Company has pension and profit sharing retirement plans covering a substantial number of its employees.  The defined benefits for salaried employees generally are based on years of service and the employee’s level of compensation during specified periods of employment.  Plans covering hourly employees generally provide benefits of stated amounts for each year of service.  The multi-employer plans in which the Company participates provide benefits to certain unionized employees.  The Company’s funding policy for qualified plans is consistent with statutory regulations and customarily equals the amount deducted for income tax purposes.  The Company also makes periodic voluntary contributions as recommended by its pension committee.  The Company’s policy is to amortize prior service costs of defined benefit pension plans over the average future service period of active plan participants.  The Company uses an October 31 measurement date for its United States defined benefit pension plans and recently acquired international plans.  A September 30 measurement date is used for other international defined benefit pension plans.

For a majority of the U.S. defined benefit pension plans and certain international defined benefit pension plans, accrued service is no longer granted for periods after December 31, 2003.  In place of these plans, the Company has established, effective January 1, 2004, defined contribution pension plans providing for the Company to contribute a specified matching amount for participating employees’ contributions to the plan.  Domestically, this match is made on employee contributions up to four percent of their eligible compensation.  Additionally, the Company may provide a discretionary contribution of up to two percent of compensation for eligible employees.  The two percent discretionary contribution was recorded for the last three years, 2007, 2006 and 2005, and paid in February of the subsequent year.  Internationally, this match is up to six percent of eligible compensation with an additional two percent going towards insurance and administrative costs.  The Company believes the defined contribution plans will provide a more predictable and less volatile pension expense than exists under the defined benefit plans.

(In thousands)	U.S. Plans			International Plans
	2007	2006	2005	2007	2006	2005
Pension Expense (Income)
Defined benefit plans:
Service cost	$3,033	$3,685	$3,380	$9,031	$9,168	$8,195
Interest cost	15,511	14,919	13,914	50,118	43,506	40,475
Expected return on plan assets	(22,943)	(19,942)	(19,112)	(61,574)	(52,081)	(44,796)
Recognized prior service costs	686	742	767	938	1,446	1,208
Recognized losses	1,314	2,949	3,617	15,254	12,882	12,247
Amortization of transition (asset) liability	—	(361)	(1,455)	36	36	117
Settlement/Curtailment loss (gain)	2,091	78	(3)	—	(51)	50
Defined benefit plans pension (income) expense	(308)	2,070	1,108	13,803	14,906	17,496
Less Discontinued Operations included in above	2,748	1,848	1,987	477	447	317
Defined benefit plans pension (income) expense – continuing operations	(3,056)	222	(879)	13,326	14,459	17,179
Multi-employer plans (a)	13,552	10,560	8,156	10,361	8,662	5,579
Defined contribution plans (a)	8,999	7,544	6,107	7,589	6,518	5,880

Pension expense – continuing operations	$19,495	$18,326	$13,384	$31,276	$29,639	$28,638

(a)	2007, 2006 and 2005 exclude discontinued operations.

The change in the financial status of the pension plans and amounts recognized in the Consolidated Balance Sheets at December 31, 2007 and 2006 are as follows:

Defined Benefit Pension Benefits	U. S. Plans		International Plans
(In thousands)	2007	2006	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$266,441	$255,629	$981,618	$798,334
Service cost	3,033	3,686	9,031	9,102
Interest cost	15,511	14,919	50,118	43,424
Plan participants’ contributions	—	—	2,354	2,393
Amendments	349	1,159	—	(2,932)
Actuarial loss (gain)	(1,857)	3,717	(39,523)	57,593
Settlements/curtailments	(1,315)	—	—	(994)
Benefits paid	(13,452)	(12,669)	(40,156)	(37,639)
Obligations of added plans	—	—	—	4,204
Effect of foreign currency	—	—	24,452	108,133
Benefit obligation at end of year	$268,710	$266,441	$987,894	$981,618

Change in plan assets:
Fair value of plan assets at beginning of year	$271,899	$246,680	$829,927	$670,149
Actual return on plan assets	49,731	35,685	58,477	72,112
Employer contributions	3,015	2,203	39,016	34,992
Plan participants’ contributions	—	—	2,354	2,393
Benefits paid	(13,452)	(12,669)	(38,987)	(36,725)
Plan assets of added plans	—	—	—	3,012
Effect of foreign currency	—	—	15,062	83,994
Fair value of plan assets at end of year	$311,193	$271,899	$905,849	$829,927
Funded status at end of year	$42,483	$5,458	$(82,045)	$(151,691)

Defined Benefit Pension Benefits	U. S. Plans		International Plans
(In thousands)	2007	2006	2007	2006
Amounts recognized in the Consolidated Balance Sheets consist of the following:
Noncurrent assets	$70,154	$36,966	$9,604	$5,840
Current liabilities	(1,172)	(1,135)	(1,446)	(1,090)
Noncurrent liabilities	(26,499)	(30,373)	(90,203)	(156,441)
Accumulated other comprehensive loss before tax	9,947	43,650	246,526	295,102

Amounts recognized in accumulated other comprehensive loss consist of the following:

	U. S. Plans		International Plans
(In thousands)	2007	2006	2007	2006
Net actuarial loss	$8,346	$39,620	$240,193	$288,216
Prior service cost	1,601	4,030	6,026	6,512
Transition obligation	—	—	307	374
Total	$9,947	$43,650	$246,526	$295,102

The estimated amounts that will be amortized from accumulated other comprehensive loss into defined benefit pension expense in 2008 are as follows:

(In thousands)	U. S. Plans	International Plans
Net actuarial loss	$1,167	$11,854
Prior service cost	333	1,014
Transition obligation	—	31
Total	$1,500	$12,899

Excluded from the above table is the expected settlement gain to be recognized on the final transfer of pension assets and liabilities to an authorized trust established by Wind Point Partners as a result of the Company’s sale of the Gas Technologies Segment.  The timing of this settlement is dependant on the establishment of the authorized trust, but is expected to occur in the first half of 2008.  Upon legal transfer of the assets and liabilities, the Company expects to recognize approximately $0.5 million in settlement gains.

The Company’s best estimate of expected contributions to be paid in year 2008 for the U.S. defined benefit plans is $1.2 million and for the international defined benefit plans is $23.3 million.

Contributions to multi-employer pension plans were $24.2 million, $18.3 million and $13.6 million in years 2007, 2006 and 2005, respectively.  For defined contribution plans, payments were $16.6 million, $13.7 million and $12.9 million for years 2007, 2006 and 2005, respectively.

Future Benefit Payments
The expected benefit payments for defined benefit plans over the next ten years are as follows:

(In millions)	U.S. Plans	International Plans
2008	$12.6	$37.8
2009	14.3	40.1
2010	14.7	41.0
2011	15.8	42.4
2012	16.2	43.8
2013 - 2017	94.2	248.1

Net Periodic Pension Expense Assumptions
The weighted-average actuarial assumptions used to determine the net periodic pension expense for the years ended December 31 were as follows:

	Global Weighted Average December 31
	2007	2006	2005
Discount rates	5.3%	5.3%	5.7%
Expected long-term rates of return on plan assets	7.6%	7.6%	7.8%
Rates of compensation increase	3.3%	3.4%	3.4%

	U. S. Plans December 31			International Plans December 31
	2007	2006	2005	2007	2006	2005
Discount rates	5.87%	5.87%	5.75%	5.1%	5.2%	5.7%
Expected long-term rates of return on plan assets	8.25%	8.25%	8.75%	7.3%	7.4%	7.5%
Rates of compensation increase	4.5%	4.36%	4.0%	3.2%	3.2%	3.3%

The expected long-term rates of return on plan assets for the 2008 pension expense are 8.25% for the U.S. plans and 7.3% for the international plans.

Defined Benefit Pension Obligation Assumptions
The weighted-average actuarial assumptions used to determine the defined benefit pension plan obligations at December 31 were as follows:

	Global Weighted Average December 31
	2007	2006	2005
Discount rates	5.9%	5.3%	5.3%
Rates of compensation increase	3.6%	3.3%	3.4%

	U. S. Plans December 31			International Plans December 31
	2007	2006	2005	2007	2006	2005
Discount rates	6.17%	5.87%	5.87%	5.8%	5.1%	5.2%
Rates of compensation increase	4.8%	4.5%	4.36%	3.5%	3.2%	3.2%

The U.S. discount rate was determined using a yield curve that was produced from a universe containing over 500 U.S.-issued, AA-graded corporate bonds, all of which were noncallable (or callable with make-whole provisions), and excluding the 10% of the bonds with the highest yields and the 10% with the lowest yields.  The discount rate was then developed as the level-equivalent rate that would produce the same present value as that using spot rates to discount the projected benefit payments.  For international plans, the discount rate is aligned to Corporate bond yields in the local markets, normally AA-rated Corporations.  The process and selection seeks to approximate the cash outflows with the timing and amounts of the expected benefit payments.  As of the measurement dates, these international rates have increased by 70 basis points from the prior year.

Accumulated Benefit Obligations
The accumulated benefit obligation for all defined benefit pension plans at December 31 was as follows:

(In millions)	U.S. Plans	International Plans
2007	$257.0	$899.4
2006	252.1	880.2

Plans with Accumulated Benefit Obligation in Excess of Plan Assets
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets at December 31 were as follows:

	U. S. Plans		International Plans
(In millions)	2007	2006	2007	2006
Projected benefit obligation	$38.1	$70.3	$88.5	$945.6
Accumulated benefit obligation	34.8	66.1	83.1	850.3
Fair value of plan assets	10.5	39.0	51.7	787.3

The asset allocations attributable to the Company’s U.S. defined benefit pension plans at October 31, 2007 and 2006 and the target allocation of plan assets for 2008, by asset category, are as follows:

U.S. Plans Asset Category	Target 2008 Allocation	Percentage of Plan Assets at October 31
		2007	2006
Domestic Equity Securities	45% - 55%	54.1%	54.2%
Fixed Income Securities	27% - 37%	25.5%	27.5%
International Equity Securities	4.5% - 14.5%	13.0%	12.3%
Cash & Cash Equivalents	0% - 5%	0.9%	1.6%
Other	4% - 12%	6.5%	4.4%

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

The Company reviews the long-term expected return-on-asset assumption on a periodic basis taking into account a variety of factors including the historical investment returns achieved over a long-term period, the targeted allocation of plan assets and future expectations based on a model of asset returns for an actively managed portfolio, inflation and administrative/other expenses.  The model simulates 500 different capital market results over 15 years.  For 2008, the expected return-on-asset assumption for U.S. plans is 8.25%, consistent with the expected return-on-asset assumption for 2007.

The U.S. defined benefit pension plans assets include 765,280 shares of the Company’s stock valued at $46.4 million and $31.3 million on October 31, 2007 and 2006, representing 14.4% and 11.5%, respectively, of total plan assets.  As part of a rebalancing of the pension fund to further diversify the plan assets, approximately 316,000 shares of the pension fund’s holdings in the Company’s stock were sold in the fourth quarter of 2007.  As of December 31, 2007, the Company’s stock represented 9.2% of total plan assets.  Dividends paid to the pension plans on the Company stock amounted to $0.5 million in 2007 and $0.5 million in 2006.

The asset allocations attributable to the Company’s international defined benefit pension plans at September 30, 2007 and 2006 and the target allocation of plan assets for 2008, by asset category, are as follows:

International Plans Asset Category	Target 2008 Allocation	Percentage of Plan Assets at September 30
		2007	2006
Equity Securities	50.0%	54.3%	54.1%
Fixed Income Securities	40.0%	40.3%	39.9%
Cash & Cash Equivalents	5.0%	0.7%	2.6%
Other	5.0%	4.7%	3.4%

Plan assets as of September 30, 2007, in the U.K. defined benefit pension plan amounted to 86.9% of the international pension assets.  These assets were divided into portfolios representing various categories of equities, fixed income, cash and cash equivalents managed by a number of professional investment managers.

The primary investment objective is long-term growth of assets in order to meet present and future benefit obligations.  The Company periodically conducts asset/liability modeling studies to ensure the investment strategies are aligned with the profile of benefit obligations.  For the international long-term rate-of-return assumption, the Company considered the current level of expected returns in risk-free investments (primarily government bonds), the historical level of the risk premium associated with other asset classes in which the portfolio is invested and the expectations for future returns of each asset class and plan expenses.  The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate-of-return on assets.  The Company’s expected rate-of-return assumption for the U.K. plan was 7.5% for both 2008 and 2007.  The remaining international pension plans with assets representing 13.1% of the international pension assets are under the guidance of professional investment managers and have similar investment objectives.

The impact of adopting SFAS 158 has been reflected in the consolidated financial statements as of December 31, 2007 and 2006 and the incremental effect of applying SFAS 158 to pension benefits is disclosed below.

Balance sheet effect of SFAS 158 Adoption
Incremental Effect on Consolidated Balance Sheet of Adopting SFAS 158 for Pension Plans December 31, 2006 (In thousands)
	Balance Sheet Before Adopting SFAS 158 (a)	Adjustments to Adopt SFAS 158	Balance Sheet After Adopting SFAS 158 (a)
Assets:

Other assets	$164,571	$(92,881)	$71,690

Liabilities:

Other current liabilities	$210,061	$1,716	$211,777
Retirement plan liabilities	186,014	3,443	189,457
Deferred income tax liabilities	113,425	(9,833)	103,592

Stockholders’ Equity:

Accumulated other comprehensive loss	$(81,127)	$(88,207)	$(169,334)

(a)      Balances represent major captions as presented on the Consolidated Balance Sheet.

During 2008, the Company will eliminate the early measurement dates for its defined benefit pension plans.  In accordance with SFAS 158, the incremental effect of this transition will result in an adjustment to beginning retained earnings.  The Company currently estimates that this change will result in a net increase of approximately $0.7 million to beginning Stockholders’ Equity as of January 1, 2008.

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

(In thousands)	2007	2006	2005
Postretirement Benefits Expense (Income)
Service cost	$5	$5	$7
Interest cost	182	186	200
Recognized prior service costs	3	3	7
Recognized gains	(126)	(38)	(37)
Curtailment gains	(82)	(20)	(318)
Postretirement benefit expense (income)	$(18)	$136	$(141)

The changes in the postretirement benefit liability recorded in the Consolidated Balance Sheets are as follows:

Postretirement Benefits
(In thousands)	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$3,193	$3,321
Service cost	5	5
Interest cost	182	186
Actuarial (gain)/loss	52	(23)
Plan participants’ contributions	—	13
Benefits paid	(240)	(289)
Acquisitions	85	—
Curtailment	(39)	(20)
Settlement	(36)	—
Benefit obligation at end of year	$3,202	$3,193

Amounts recognized in the statement of financial position consist of the following:
Current liability	$(300)	$(332)
Noncurrent liability	(2,902)	(2,861)
Net amount recognized	$(3,202)	$(3,193)

Postretirement Benefits
(In thousands)	2007	2006
Amounts recognized in accumulated other comprehensive income consist of the following:
Net actuarial gain	$(62)	$(241)
Prior service cost	18	14
Net amount recognized (before tax adjustment)	$(44)	$(227)

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost are as follows:	2008
Actuarial gain	$(28)
Prior service cost	2
Total	$(26)

The actuarial assumptions used to determine the postretirement benefit obligation are as follows:

(Dollars in thousands)	2007	2006	2005
Assumed discount rate	6.17%	5.87%	5.87%
Health care cost trend rate	9.00%	9.00%	10.00%
Decreasing to ultimate rate	5.00%	5.00%	5.00%

Effect of one percent increase in health care cost trend rate:
On total service and interest cost components	$8	$10	$10
On postretirement benefit obligation	$164	$144	$166
Effect of one percent decrease in health care cost trend rate:
On total service and interest cost components	$(8)	$(9)	$(9)
On postretirement benefit obligation	$(148)	$(130)	$(149)

It is anticipated that the health care cost trend rate will decrease from 9% in 2008 to 5.0% in the year 2016.

The assumed discount rates to determine the postretirement benefit expense for the years 2007, 2006 and 2005 were 5.87%, 5.87% and 5.75%, respectively.

The Company’s expected benefit payments over the next ten years are as follows:

(In thousands)	Benefits Payments Before Subsidy	Expected Subsidy Under Medicare Modernization Act
2008	$300	$29
2009	303	30
2010	304	30
2011	303	31
2012	300	31
2013 - 2017	1,390	143

Savings Plan
Prior to January 1, 2004, the Company had a 401(k) Savings Plan (“the Savings Plan”) which covered substantially all U.S. employees with the exception of employees represented by a collective bargaining agreement, unless the agreement expressly provides otherwise.  Effective January 1, 2004, certain U.S. employees previously covered by the Savings Plan were transferred into the Harsco Retirement Savings and Investment Plan (“HRSIP”) which is a defined contribution pension plan.  The transferred employees were those whose credited years of service under the qualified Defined Benefit Pension Plan were frozen as of December 31, 2003.  Employees whose credited service was not frozen as of December 31, 2003 remained in the Savings Plan.  The expenses related to the HRSIP are included in the defined contribution pension plans disclosure in the Pension Benefits section of this footnote.

Employee contributions to the Savings Plan are generally determined as a percentage of covered employees’ compensation.  The continuing operations expense for contributions to the Savings Plan by the Company was $0.6 million for 2007, 2006 and 2005.

Employee directed investments in the Savings Plan and HRSIP include the following amounts of Company stock:

Company Shares in Plans
	December 31, 2007		December 31, 2006		December 31, 2005
(Dollars in millions)	Number of Shares	Fair Market Value	Number of Shares (a)	Fair Market Value	Number of Shares (a)	Fair Market Value

Savings Plan	1,435,289	$92.0	1,714,298	$65.2	1,859,074	$62.8

HRSIP	1,783,462	114.3	1,818,474	69.2	1,842,516	62.2
(a)	Adjusted to reflect the March 2007 stock split.

Executive Incentive Compensation Plan
The amended 1995 Executive Incentive Compensation Plan provides the basis for determination of annual incentive compensation awards under a performance-based Economic Value Added (EVA®) plan.  Actual cash awards are usually paid in January or February of the following year.  The Company accrues amounts reflecting the estimated value of incentive compensation anticipated to be earned for the year.  Total executive incentive compensation expense for continuing operations was $12.1 million, $7.0 million and $5.7 million in 2007, 2006 and 2005, respectively.  The expenses include performance-based restricted stock units (“RSUs”) that were granted to certain officers and key employees of the Company.  See Note 12, “Stock-Based Compensation,” for additional information on the equity component of executive compensation.

9.	Income Taxes

Income from continuing operations before income taxes and minority interest in the Consolidated Statements of Income consists of the following:

(In thousands)	2007	2006	2005

United States	$110,926	$69,620	$60,819
International	271,513	217,984	151,437
Total income before income taxes and minority interest	$382,439	$287,604	$212,256

Income tax expense/(benefit):
Currently payable:
Federal	$37,917	$33,525	$17,874
State	8,670	2,338	401
International	68,688	56,156	35,304
Total income taxes currently payable	115,275	92,019	53,579

Deferred federal and state	(3,695)	(1,328)	4,655
Deferred international	6,018	2,663	888
Total income tax expense	$117,598	$93,354	$59,122

Cash payments for income taxes were $125.4 million, $98.9 million and $52.2 million, for 2007, 2006 and 2005, respectively.

The following is a reconciliation of the normal expected statutory U.S. federal income tax rate to the effective rate as a percentage of Income from continuing operations before income taxes and minority interest as reported in the Consolidated Statements of Income:

	2007	2006	2005
U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.0	0.7	0.6
Export sales corporation benefit/domestic manufacturing deduction	(0.3)	(0.3)	(0.5)
Deductible 401(k) dividends	(0.2)	(0.3)	(0.4)
Difference in effective tax rates on international earnings and remittances	(3.7)	(2.5)	(5.6)
FIN 48 tax contingencies and settlements	0.1	(0.3)	(0.9)
Cumulative effect in change in statutory tax rates	(0.7)	—	—
Other, net	(0.5)	0.2	(0.3)
Effective income tax rate	30.7%	32.5%	27.9%

The difference in effective tax rates on international earnings and remittances from 2005 to 2006 includes a one-time benefit recorded in the fourth quarter of 2005 of $2.7 million associated with funds repatriated under the American Jobs Creation Act of 2004 (“AJCA”).  Additionally, during the fourth quarter of 2005, consistent with the Company’s strategic plan of investing for growth, the Company designated certain international earnings as permanently reinvested which resulted in a one-time income tax benefit of $3.6 million

The difference in effective tax rates on international earnings and remittances from 2006 to 2007 resulted from the Company increasing its designation of certain international earnings as permanently reinvested.

The tax effects of the primary temporary differences giving rise to the Company’s deferred tax assets and liabilities for the years ended December 31, 2007 and 2006 are as follows:

(In thousands)	2007		2006
Deferred income taxes	Asset	Liability	Asset	Liability
Depreciation	$—	$142,102	$—	$146,301
Expense accruals	32,074	—	29,853	—
Inventories	4,020	—	5,646	—
Provision for receivables	2,093	—	3,060	—
Postretirement benefits	1,157	—	—	79
Deferred revenue	—	3,430	—	1,736
Operating loss carryforwards	14,954	—	18,421	—
Deferred foreign tax credits	—	—	7,681	—
Pensions	24,631	18,754	49,608	3,512
Currency adjustments and outside basis differences on foreign investments	—	13,120	—	3,258
Other	—	12,961	—	8,741
Subtotal	78,929	190,367	114,269	163,627
Valuation allowance	(15,317)	—	(13,892)	—
Total deferred income taxes	$63,612	$190,367	$100,377	$163,627

The deferred tax asset and liability balances are included in the following Consolidated Balance Sheets line items:

Deferred income taxes	December 31
(In thousands)	2007	2006

Other current assets	$37,834	$33,226
Other assets	15,535	11,710
Other current liabilities	5,701	4,594
Deferred income taxes	174,423	103,592

At December 31, 2007, the tax effected amount of net operating loss carryforwards (“NOLs”) totaled $14.9 million.  Of that amount, $6.4 million is attributable to international operations and can be carried forward indefinitely.  Tax effected U.S. federal NOLs are $0.6 million, expire in 2018, and relate to preacquisition NOLs.  Tax effected U.S. state NOLs are $7.9 million.  Of that amount, $0.4 million expire in 2008-2014, $0.5 million expire in 2015-2022, and $7.0 million expire in 2027.

The valuation allowance of $15.3 million and $13.9 million at December 31, 2007 and 2006, respectively, related principally to NOLs and foreign investment tax credits which are uncertain as to realizability.  To the extent that the preacquisition NOLs are utilized in the future and the associated valuation allowance reduced, the tax benefit will be allocated to reduce goodwill.

The change in the valuation allowances for 2007 and 2006 results primarily from the utilization of NOLs, the release of valuation allowances in certain jurisdictions based on the Company’s revaluation of the realizability of future benefits and the increase in valuation allowances in certain jurisdictions based on the Company’s evaluation of the realizability of future benefits.

The Company has not provided U.S. income taxes on certain of its non-U.S. subsidiaries’ undistributed earnings as such amounts are permanently reinvested outside the United States.  At December 31, 2007 and 2006, such earnings were approximately $697 million and $425 million, respectively.  If these earnings were repatriated at December 31, 2007, the one time tax cost associated with the repatriation would be approximately $86 million.  The Company has various tax holidays in Europe, the Middle East and Asia that expire between 2008 and 2010.  During 2007, 2006 and 2005, these tax holidays resulted in approximately $2.8 million, $2.3 million and $1.7 million, respectively, in reduced income tax expense.

On October 22, 2004, the AJCA was signed into law.  The AJCA included a deduction of 85% for certain international earnings that are repatriated, as defined in the AJCA, to the United States  The Company completed its evaluation of the repatriation provisions of the AJCA and repatriated qualified earnings of approximately $24 million in the fourth quarter of 2005.  This resulted in the Company receiving a one-time income tax benefit of approximately $2.7 million during the fourth quarter of 2005.

The Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), effective January 1, 2007.  As a result of the adoption, the Company recognized a cumulative effect reduction to the January 1, 2007 retained earnings balance of $0.5 million.  As of the adoption date, the Company had gross tax-affected unrecognized income tax benefits of $46.0 million, of which $17.8 million, if recognized, would affect the Company’s effective income tax rate.  Of this amount, $0.8 million was classified as current and $45.2 million was classified as non-current on the Company’s balance sheet.  While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could be different than the accrued position.

The company recognizes accrued interest and penalty expense related to unrecognized income tax benefits (“UTB”) within its global operations in income tax expense.  In conjunction with the adoption of FIN 48, the total amount of accrued interest and penalties resulting from such unrecognized tax benefits was $4.4 million.  During the year ended December 31, 2007, the company recognized approximately $6.5 million in interest and penalties.  The company had approximately $10.9 million for the payment of interest and penalties accrued at December 31, 2007.

A reconciliation of the change in the UTB balance from January 1, 2007 to December 31, 2007 is as follows:

(In thousands)	Unrecognized Tax Benefits	Deferred Income Tax Benefits	Unrecognized Income Tax Benefits, Net of Deferred Income Tax Benefits
Balance at January 1, 2007	$45,965	$(15,016)	$30,949
Additions for tax positions related to the current year (includes currency translation adjustment)	3,849	(172)	3,677
Additions for tax positions related to prior years (includes currency translation adjustment)	6,516	—	6,516
Reductions for tax positions related to acquired entities in prior years, offset to goodwill	(3,568)	—	(3,568)
Other reductions for tax positions related to prior years	(22,086)	12,681	(9,405)
Settlements	(500)	175	(325)
Balance at December 31, 2007	30,176	(2,332)	27,844
Less: tax attributable to timing items included above	—	—	—
Less: UTBs included above that relate to acquired entities that would impact goodwill if recognized	(4,682)	57	(4,625)
Total UTBs that, if recognized, would impact the effective income tax rate as of December 31, 2007	$25,494	$(2,275)	$23,219

During the first quarter of 2007, the U.S. Internal Revenue Service commenced its audit of the Company’s U.S. income tax returns for 2004 and 2005.  It is reasonably possible that this audit will be completed by the second quarter of 2008 and the resolution will result in a payment between $2.0 million and $4.0 million.

The Company has settled its royalty dispute with the Canada Revenue Agency (“CRA”) which resulted in a reduction to the UTB balance of approximately $7.2 million.  This matter is more fully discussed in Note 10, “Commitments and Contingencies,” to the consolidated financial statements.

The Company files its income tax returns as prescribed by the tax laws of the jurisdictions in which it operates.  With few exceptions, the Company is no longer subject to the U.S. and foreign examinations by tax authorities for the years through 2000.

Upon the adoption of SFAS 141(R) on January 1, 2009, the resolution of all UTB’s accounted for under FIN 48 from business combinations and changes in valuation allowances for acquired deferred tax assets will be recognized in income tax expense rather than as an additional cost of the acquisition or goodwill.  Such adjustments will impact the effective tax rate.

10.	Commitments and Contingencies

Royalty Expense Dispute
The Company was involved in a royalty expense dispute with the Canada Revenue Agency (“CRA”).  The CRA disallowed certain expense deductions claimed by the Company’s Canadian subsidiary on its 1994-1998 tax returns.  The Company has completed settlement discussions with the CRA which resulted in a resolution and closure of the matter.  The settlement resulted in a refund to the Company in the amount of approximately $5.9 million Canadian dollars, representing a refund of the payment made to the CRA in the fourth quarter of 2005, with the interest accrued on the 2005 settlement being utilized to satisfy the final assessment, which totaled $0.6 million Canadian dollars.

The Ontario Ministry of Finance (“Ontario”) is also proposing to disallow royalty expense deductions for the period 1994-1998.  As of December 31, 2007, the maximum assessment from Ontario is approximately $3.8 million Canadian dollars, including tax and interest.  The Company has filed an administrative appeal of this assessment and will vigorously contest these disallowances.  The Company anticipates that Ontario will approach the settlement and resolution of this matter in a manner consistent with the result obtained in the CRA dispute.

The Company believes that any amount of potential liability regarding the Ontario matter has been fully reserved as of December 31, 2007 and, therefore will not have a material adverse impact on the Company’s future results of operations or financial condition.  In accordance with Canadian tax law, the Company made a payment to the Ontario Ministry of Finance in the first quarter of 2006 for the entire disputed amounts.  These payments were made for tax compliances purposes and to reduce potential interest expense on the disputed amount.  These payments in no way reflect the Company’s acknowledgement as to the validity of the assessed amounts.

Environmental
The Company is involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a “potentially responsible party” for certain waste disposal sites.  While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company.  The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected.  The Consolidated Balance Sheets at December 31, 2007 and 2006 include accruals of $3.9 million and $3.8 million, respectively, for environmental matters.  The amounts charged against pre-tax income related to environmental matters totaled $2.8 million, $2.0 million and $1.4 million in 2007, 2006 and 2005, respectively.

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

Derailment
One of the Company’s production rail grinders derailed near Baxter, California on November 9, 2006, resulting in two crew member fatalities and the near total loss of the rail grinder.  Government and private investigations into the cause of the derailment are on-going.  Most of the clean-up and salvage efforts were completed during 2007, and the site is in a closure monitoring phase.  Estimated environmental remediation expenses have been recognized as of December 31, 2007.  All remaining Company rail grinders have been inspected by the Federal Railroad Administration (“FRA”) and each grinder is fully operational and in compliance with legal requirements.  The Company also regularly inspects its grinders to ensure they are safe and in compliance with contractual commitments.  The Company believes that the insurance proceeds already received from the loss of the rail grinder will offset the majority of incurred expenses, which have been recognized as of December 31, 2007, and any contingent liabilities.  Therefore, the Company does not believe that the derailment will have a material adverse effect on its financial position, results of operations or cash flows.

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

As of December 31, 2007, there are 26,383 pending asbestos personal injury claims filed against the Company.  Of these cases, 25,927 were pending in the New York Supreme Court for New York County in New York State.  The other claims, totaling 456, are filed in various counties in a number of state courts, and in certain Federal District Courts (including New York), and those complaints generally assert lesser amounts of damages than the New York State court cases or do not state any amount claimed.

As of December 31, 2007, the Company has obtained dismissal by stipulation, or summary judgment prior to trial, in 17,385 cases.

In view of the persistence of asbestos litigation nationwide, which has not yet been sufficiently addressed either politically or legally, the Company expects to continue to receive additional claims.  However, there have been developments during the past several years, both by certain state legislatures and by certain state courts, which could favorably affect the Company’s ability to defend these asbestos claims in those jurisdictions.  These developments include procedural changes, docketing changes, proof of damage requirements and other changes that require plaintiffs to follow specific procedures in bringing their claims and to show proof of damages before they can proceed with their claim.  An example is the action taken by the New York Supreme Court (a trial court), which is responsible for managing all asbestos cases pending within New York County in the State of New York.  This Court issued an order in December 2002 that created a Deferred or Inactive Docket for all pending and future asbestos claims filed by plaintiffs who cannot demonstrate that they have a malignant condition or discernable physical impairment, and an Active or In Extremis Docket for plaintiffs who are able to show such medical condition.  As a result of this order, the majority of the asbestos cases filed against the Company in New York County have been moved to the Inactive Docket until such time as the plaintiff can show that they have incurred a physical impairment.  As of December 31, 2007, the Company has been listed as a defendant in 368 Active or In Extremis asbestos cases in New York County.  The Court’s Order has been challenged by plaintiffs.

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

11.         Capital Stock

The authorized capital stock of the Company consists of 150,000,000 shares of common stock and 4,000,000 shares of preferred stock, both having a par value of $1.25 per share.  The preferred stock is issuable in series with terms as fixed by the Board of Directors (the “Board”).  None of the preferred stock has been issued.  On September 25, 2007, the Board approved a revised Preferred Stock Purchase Rights Agreement (the “Agreement”).  Under the Agreement, the Board authorized and declared a dividend distribution to stockholders of record on October 9, 2007, of one right for each share of common stock outstanding on the record date.  The rights may only be exercised if, among other things and with certain exceptions, a person or group has acquired 15% or more of the Company’s common stock without the prior approval of the Board.  Each right entitles the holder to purchase 1/100th share of Harsco Series A Junior Participating Cumulative Preferred Stock at an exercise price of $230.  Once the rights become exercisable, the holder of a right will be entitled, upon payment of the exercise price, to purchase a number of shares of common stock calculated to have a value of two times the exercise price of the right.  The rights, which expire on October 9, 2017, do not have voting power, and may be redeemed by the Company at a price of $0.001 per right at any time until the 10th business day following public announcement that a person or group has accumulated 15% or more of the Company’s common stock.  The Agreement also includes an exchange feature.  At December 31, 2007, 844,599 shares of $1.25 par value preferred stock were reserved for issuance upon exercise of the rights.

On January 23, 2007, the Company’s Board of Directors approved a two-for-one stock split of the Company’s common stock.  One additional share of common stock was issued on March 26, 2007, for each share that was issued and outstanding at the close of business on February 28, 2007.  The Company’s treasury stock was not included in the stock split.

The Board of Directors has authorized the repurchase of shares of common stock as follows:

	No. of Shares Authorized to be Purchased January 1 (a)	No. of Shares Purchased (a)	Additional Shares Authorized for Purchase	Remaining No. of Shares Authorized for Purchase December 31 (a)
2005	2,000,000	(266) (b)	—	2,000,000
2006	2,000,000	—	—	2,000,000
2007	2,000,000	—	—	2,000,000
(a)	Authorization and number of shares purchased adjusted to reflect the two-for-one stock split effective at the end of business on March 26, 2007.
(b)
The 266 shares purchased were not part of the share repurchase program.  They were shares which a retired employee sold to the Company in order to pay personal federal and state income taxes on shares issued to the employee upon retirement.

In November 2007, the Board of Directors extended the share purchase authorization through January 31, 2009 for the 2,000,000 shares still remaining from the prior authorization.

In 2007, 2006 and 2005, additional issuances of treasury shares of 90 shares, 1,766 shares and 5,306 shares, respectively, were made for SGB stock option exercises, employee service awards and shares related to vested restricted stock units.

The following table summarizes the Company’s common stock:

	Common Stock (a)
	Shares Issued	Treasury Shares	Outstanding Shares

Outstanding, January 1, 2005	109,342,280	26,479,782	82,862,498
Stock Options Exercised	697,594	(4,086)	701,680
Other	1,220	(1,220)	2,440
Purchases	(133)	133	(266)

Outstanding, December 31, 2005	110,040,961	26,474,609	83,566,352
Stock Options Exercised	468,157	(681)	468,838
Other	1,085	(1,085)	2,170

Outstanding, December 31, 2006	110,510,203	26,472,843	84,037,360
Stock Options Exercised	422,416	—	422,416
Other	—	(90)	90

Outstanding, December 31, 2007	110,932,619	26,472,753	84,459,866
(a)	All share data has been restated for comparison purposes to reflect the effect of the March 2007 stock split.

The following is a reconciliation of the average shares of common stock used to compute basic earnings per common share to the shares used to compute diluted earnings per common share as shown on the Consolidated Statements of Income:

(Amounts in thousands, except per share data)	2007	2006 (a)		2005 (a)
Income from continuing operations	$255,115	$186,402	(b)	$144,488	(b)
Average shares of common stock outstanding used to compute basic earnings per common share	84,169	83,905		83,284
Dilutive effect of stock options and restricted stock units	555	525		877
Shares used to compute dilutive effect of stock options	84,724	84,430		84,161
Basic earnings per common share from continuing operations	$3.03	$2.22		$1.73
Diluted earnings per common share from continuing operations	$3.01	$2.21		$1.72
(a)	Shares have been adjusted for comparison purposes to reflect the effect of the March 2007 stock split.
(b)	Income from continuing operations has been restated for comparative purposes.

All outstanding stock options were included in the computation of diluted earnings per share at December 31, 2007, 2006 and 2005.

12.         Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123(R)”), which replaced SFAS No. 123, “Accounting for Stock-Based Compensation,” and superseded Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  SFAS 123(R) requires the cost of employee services received in exchange for an award of equity instruments to be based upon the grant-date fair value of the award (with limited exceptions).  Additionally, this cost is to be recognized as expense over the period during which an employee is required to provide services in exchange for the award (usually the vesting period).  However, this recognition period would be shorter if the recipient becomes retirement-eligible prior to the vesting date.  SFAS 123(R) also requires that the additional tax benefits the Company receives from stock-based compensation be recorded as cash inflows from financing activities in the statement of cash flows.  Prior to January 1, 2006, the Company applied the provisions of APB 25 in accounting for awards made under the Company’s stock-based compensation plans.

The Company adopted the provisions of SFAS 123(R) using the modified-prospective transition method.  Under this method, results from prior periods have not been restated.  During 2002 and 2003, the Company ceased granting stock options to employees and non-employee directors, respectively.  Primarily because of this, the effect of adopting SFAS 123(R) was not material to the Company’s income from continuing operations, income before income taxes, net income, basic or diluted earnings per share or cash flows from operating and financing activities for the year ended December 31, 2006, and the cumulative effect of adoption using the modified-prospective transition method was not material.  In addition, the Company elected to use the short-cut transition method for calculating the historical pool of windfall tax benefits.

In 2004, the Board of Directors approved the granting of performance-based restricted stock units as the long-term equity component of director, officer and certain key employee compensation.  The restricted stock units require no payment from the recipient and compensation cost is measured based on the market price on the grant date and is generally recorded over the vesting period.  The vesting period for restricted stock units granted to non-employee directors is one year and each restricted stock unit will be exchanged for a like number of shares of Company stock following the termination of the participant’s service as a director.  The vesting period for restricted stock units granted to officers and certain key employees is three years, and, upon vesting, each restricted stock unit will be exchanged for a like number of shares of the Company’s stock.  In September 2006, the Board of Directors approved changes to the employee restricted stock units program where future awards will vest on a pro rata basis over a three-year period and the specified retirement age will be 62.  This compares with the prior three-year cliff vesting and retirement age of 65 for awards prior to September 2006.  Restricted stock units do not have an option for cash payment.

The following table summarizes restricted stock units issued and the compensation expense (including both continuing and discontinued operations) recorded for the years ended December 31, 2007, 2006 and 2005:

Stock-Based Compensation Expense
(Dollars in thousands, except per unit)
	Restricted Stock Units	Fair Value per Unit	2007	Expense 2006	2005

Directors:
May 1, 2005 (a)	12,000	$26.88	$—	$108	$215
May 1, 2006 (a)	16,000	41.30	220	440	—
May 1, 2007	16,000	50.62	539	—	—

Employees:
January 24, 2005 (a)	65,400	25.21	328	477	502
January 24, 2006 (a)	93,100	33.85	839	914	—
January 22, 2007	101,700	38.25	1,488	—	—

Total	304,200		$3,414	$1,939	$717

(a)	Restricted stock units and fair values have been restated to reflect the March 2007 two-for-one stock split.

Restricted stock unit activity for the years ended December 31, 2007, 2006 and 2005 was as follows:

	Restricted Stock Units (a)	Weighted Average Grant-Date Fair Value (a)

Nonvested at January 1, 2005	2,334	$21.71
Granted	77,400	25.46
Vested	(11,334)	25.67
Forfeited	(4,900)	25.21

Nonvested at December 31, 2005	63,500	$25.31
Granted	109,100	34.94
Vested	(15,666)	36.59
Forfeited	(11,700)	30.90

Nonvested at December 31, 2006	145,234	$30.88
Granted	117,700	39.93
Vested	(16,000)	47.51
Forfeited	(35,000)	34.06

Nonvested at December 31, 2007	211,934	$34.12
(a)	Restricted stock units and fair values have been restated to reflect the March 2007 two-for-one stock split.

As of December 31, 2007, the total unrecognized compensation cost related to nonvested restricted stock units was $3.0 million which is expected to be recognized over a weighted-average period of approximately 1.7 years.

As of December 31, 2007, 2006 and 2005, excess tax benefits, resulting principally from stock options were $5.1 million, $3.6 million and $3.9 million, respectively.

No stock options have been granted to officers and employees since February 2002.  No stock options have been granted to non-employee directors since May 2003.  Prior to these dates, the Company had granted stock options for the purchase of its common stock to officers, certain key employees and non-employee directors under two stockholder-approved plans.  The exercise price of the stock options was the fair value on the grant date, which was the date the Board of Directors approved the respective grants.  The 1995 Executive Incentive Compensation Plan authorizes the issuance of up to 8,000,000 shares of the Company’s common stock for use in paying incentive compensation awards in the form of stock options or other equity awards such as restricted stock, restricted stock units or stock appreciation rights.  The 1995 Non-Employee Directors’ Stock Plan authorizes the issuance of up to 600,000 shares of the Company’s common stock for equity awards.  At December 31, 2007, there were 2,417,762 and 281,000 shares available for granting equity awards under the 1995 Executive Incentive Compensation Plan and the 1995 Non-Employee Directors’ Stock Plan, respectively.  The above referenced authorized and available shares for the Executive Incentive Compensation and Non-Employee Directors’ Stock Plans are stated on a post-split basis.  Generally, new shares are issued for exercised stock options and vested restricted stock units.

Options issued under the 1995 Executive Incentive Compensation Plan generally vested and became exercisable one year following the date of grant except options issued in 2002 generally vested and became exercisable two years following the date of grant.  Options issued under the 1995 Non-Employee Director’s Stock Plan generally became exercisable one year following the date of grant but vested immediately.  The options under both Plans expire ten years from the date of grant.

Stock option activity for the years ended December 31, 2007, 2006 and 2005 was as follows:

	Stock Options
	Shares Under Option (a)	Weighted Average Exercise Price (a)	Aggregate Intrinsic Value (in millions) (b)

Outstanding, January 1, 2005	2,242,202 (c)	$15.51	$27.9
Exercised	(741,672)	14.55	—
Terminated and Expired	(2,480)	16.71	—

Outstanding, December 31, 2005	1,498,050 (d)	$15.97	$26.9
Exercised	(468,838)	17.03	—
Terminated and Expired	(1,800)	14.38	—

Outstanding, December 31, 2006	1,027,412	$15.49	$23.4
Exercised	(422,416)	15.74	—

Outstanding, December 31, 2007	604,996	$15.30	$29.9
(a)	Stock options and weighted average exercise prices have been restated to reflect the March 2007 two-for-one stock split.
(b)	Intrinsic value is defined as the difference between the current market value and the exercise price.
(c)
Included in options outstanding at December 31, 2004 were 5,107 options granted to SGB key employees as part of the Company’s acquisition of SGB in 2000.  These options were not a part of the 1995 Executive Compensation Plan, or the 1995 Non-Employee Directors’ Stock Plan.

(d)
Included in options outstanding at December 31, 2005 were 681 options granted to SGB key employees as part of the Company’s acquisition of SGB in 2000.  These options were not a part of the 1995 Executive Compensation Plan, or the 1995 Non-Employee Directors’ Stock Plan.

The total intrinsic value of options exercised during the twelve months ended December 31, 2007, 2006 and 2005 were $17.1 million, $10.8 million and $11.1 million, respectively.

Options to purchase 604,996 shares were exercisable at December 31, 2007.  The following table summarizes information concerning outstanding and exercisable options at December 31, 2007.

	Stock Options Outstanding and Exercisable (a)
Range of Exercisable Prices	Number Outstanding and Exercisable	Remaining Contractual Life In Years	Weighted Average Exercise Price
$12.81 – 14.50	283,938	2.40	$13.59
14.65 – 16.33	243,650	3.97	16.24
16.40 – 23.08	77,408	4.00	18.62
	604,996
(a)	All share and price values reflect the effect of the March 2007 two-for-one stock split.

13.	Financial Instruments

Off-Balance Sheet Risk
As collateral for the Company’s performance and to insurers, the Company is contingently liable under standby letters of credit, bonds and bank guarantees in the amounts of $159.2 million and $128.4 million at December 31, 2007 and 2006, respectively.  These standby letters of credit, bonds and bank guarantees are generally in force for up to three years.  Certain issues have no scheduled expiration date.  The Company pays fees to various banks and insurance companies that range from 0.25 percent to 2.40 percent per annum of the instruments’ face value.  If the Company were required to obtain replacement standby letters of credit, bonds and bank guarantees as of December 31, 2007 for those currently outstanding, it is the Company’s opinion that the replacement costs would not vary significantly from the present fee structure.

The Company has currency exposures in approximately 50 countries.  The Company’s primary foreign currency exposures during 2007 were in the United Kingdom, members of the European Economic and Monetary Union, Brazil, Australia, Canada, Poland and South Africa.

Off-Balance Sheet Risk – Third Party Guarantees
In connection with the licensing of one of the Company’s trade names and providing certain management services (the furnishing of selected employees), the Company guarantees the debt of certain third parties related to its international operations.  These guarantees are provided to enable the third parties to obtain financing of their operations.  The Company receives fees from these operations, which are included as Services sales in the Company’s Consolidated Statements of Income.  The revenue the Company recorded from these entities was $3.0 million, $2.2 million and $1.9 million for the twelve months ended December 31, 2007, 2006 and 2005, respectively.  The guarantees are renewed on an annual basis and the Company would only be required to perform under the guarantees if the third parties default on their debt.  The maximum potential amount of future payments (undiscounted) related to these guarantees was $2.9 million at December 31, 2007 and 2006.  There is no recognition of this potential future payment in the accompanying financial statements as the Company believes the potential for making these payments is remote.  These guarantees were renewed in June 2007, September 2007 and November 2007.

The Company provided an environmental indemnification for properties that were sold to a third party in 2007.  The maximum term of this guarantee is twenty years, and the Company would only be required to perform under the guarantee if an environmental matter is discovered on the properties.  The Company is not aware of environmental issues related to these properties.  There is no recognition of this potential future payment in the accompanying financial statements as the Company believes the potential for making this payment is remote.

The Company provided an environmental indemnification for property that was sold to a third party in 2006.  The term of this guarantee is three years and the Company would only be required to perform under the guarantee if an environmental matter is discovered on the property.  The Company is not aware of any environmental issues related to the property.  The maximum potential amount of future payments (undiscounted) related to this guarantee is $0.2 million at December 31, 2007.  There is no recognition of this potential future payment in the accompanying financial statements as the Company believes the potential for making this payment is remote.

The Company provided an environmental indemnification for property that was sold to a third party in 2006.  The term of this guarantee is indefinite, and the Company would only be required to perform under the guarantee if an environmental matter is discovered on the property relating to the time the Company owned the property.  The Company is not aware of any environmental issues related to this property.  The maximum potential amount of future payments (undiscounted) related to this guarantee is estimated to be $3.0 million at December 31, 2007.  There is no recognition of this potential future payment in the accompanying financial statements as the Company believes the potential for making this payment is remote.

The Company provides guarantees related to arrangements with certain customers that include joint and several liability for actions for which the Company may be partially at fault.  The terms of these guarantees generally do not exceed four years and the maximum amount of future payments (undiscounted) related to these guarantees is $3.0 million per occurrence.  This amount represents the Company’s self-insured maximum limitation.  There is no specific recognition of potential future payments in the accompanying financial statements as the Company is not aware of any claims.

The Company provided a guarantee related to the payment of taxes for a product line that was sold to a third party in 2005.  The term of this guarantee is five years, and the Company would only be required to perform under the guarantee if taxes were not properly paid to the government while the Company owned the product line in accordance with applicable statutes.  The Company is not aware of any instances of noncompliance related to these statutes.  The maximum potential amount of future payments (undiscounted) related to this guarantee is estimated to be $1.3 million at December 31, 2007.  There is no recognition of any potential future payment in the accompanying financial statements as the Company believes the potential for making this payment is remote.

The Company provided an environmental indemnification for property that was sold to a third party in 2004.  The term of this guarantee is seven years and the Company would only be required to perform under the guarantee if an environmental matter is discovered on the property relating to the time the Company owned the property that was not known by the buyer at the date of sale.  The Company is not aware of any environmental issues related to this property.  The maximum potential amount of future payments (undiscounted) related to this guarantee is $0.8 million at December 31, 2007 and 2006.  There is no recognition of this potential future payment in the accompanying financial statements as the Company believes the potential for making this payment is remote.

Prior to the Company’s acquisition of the business, Hünnebeck guaranteed certain third party debt to leasing companies in connection with the sale of equipment.  The guarantee expires on December 1, 2008.  At December 31, 2007, the maximum potential amount of future payments (undiscounted) related to this guarantee was $0.1 million.  The Company would only be required to perform under the guarantees if a customer defaulted on the lease payments.  There is no recognition of these potential future payments in the accompanying financial statements as the Company believes the potential for making these payments is remote.

Liabilities for the fair value of each of the guarantee instruments noted above were recognized in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  These liabilities are included in Other current liabilities or Other liabilities (as appropriate) on the Consolidated Balance Sheets.  The recognition of these liabilities did not have a material impact on the Company’s financial condition or results of operations for the twelve months ended December 31, 2007 or 2006.

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

Derivative Instruments and Hedging Activities
The Company may periodically use derivative instruments to hedge cash flows associated with selling price exposure to certain commodities.  The Company’s commodity derivative activities are subject to the management, direction and control of the Company’s Risk Management Committee (“the Committee”).  The Committee approves the use of all commodity derivative instruments.  During the third quarter of 2007, the Company entered into cashless collars (purchased put options and written call options) designed to hedge cash flows associated with the selling price exposure to certain commodities.  The unsecured contracts outstanding at December 31, 2007 mature monthly through November 2008 and are with major financial institutions.

Based on the requirements of SFAS No. 133, “Accounting for Derivative Instrument and Hedging Activities” (“SFAS 133”), these contracts qualified as cash flow hedges for the year end December 31, 2007.  The following table summarizes the open positions as of December 31, 2007:

Open Commodity Cash Flow Hedges as of December 31, 2007
(In thousands)		Amount Recognized in
Hedge Type	Notional Value (a)	Operating Income from Continuing Operations	Other Comprehensive Income (Expense)

Cashless Collars	$6,048	$527	$ —

(a) Notional value is equal to the hedged volume multiplied by the strike price of the derivative.

Although earnings volatility may occur between fiscal quarters if the derivatives do not qualify as cash flow hedges under SFAS 133, the economic substance of the derivatives provides more predictable cash flows by reducing the Company’s exposure to the commodity price fluctuations.

In addition, the Company may use derivative instruments to hedge cash flows related to foreign currency fluctuations.  The Company recorded a debit of $12.8 million and a debit of $14.0 million during 2007 and 2006, respectively, in the foreign currency translation adjustments line of Other comprehensive income (loss) related to hedges of net investments.

At December 31, 2007 and 2006, the Company had $392.2 million and $170.9 million contracted amounts, respectively, of foreign currency forward exchange contracts outstanding.  These contracts are part of a worldwide program to minimize foreign currency exchange operating income and balance sheet exposure.  The unsecured contracts outstanding at December 31, 2007 mature within six months and are with major financial institutions.  The Company may be exposed to credit loss in the event of non-performance by the other parties to the contracts.  The Company evaluates the credit worthiness of the counterparties and does not expect default by them.  Foreign currency forward exchange contracts are used to hedge commitments, such as foreign currency debt, firm purchase commitments and foreign currency cash flows for certain export sales transactions.

The following tables summarize by major currency the contractual amounts of the Company’s forward exchange contracts in U.S. dollars as of December 31, 2007 and 2006.  The “Buy” amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the “Sell” amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies.

Forward Exchange Contracts
(In thousands)	As of December 31, 2007
	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
Australian Dollar	Sell	$1,447	January 2008	$(36)
Canadian Dollar	Buy	7,149	January 2008	150
Canadian Dollar	Sell	4,008	January 2008	(83)
Euros	Buy	197,597	January 2008	1,859
Euros	Sell	9,005	January 2008	66
British Pounds Sterling	Buy	48,801	January through March 2008	(222)
British Pounds Sterling	Sell	115,489	January 2008	3,296
Mexican Pesos	Sell	1,318	January 2008	10
South African Rand	Sell	7,354	January through May 2008	(166)
Total		$392,168		$4,874

At December 31, 2007, the Company held forward exchange contracts which were used to offset certain future payments between the Company and its various subsidiaries, vendors or customers.  The Company did not have any outstanding forward contracts designated as SFAS 133 cash flow hedges at December 31, 2007, and mark-to-market gains and losses were recognized in net income.

Forward Exchange Contracts
(In thousands)	As of December 31, 2006
	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
Australian Dollar	Sell	$2,373	January 2007	$(16)
Australian Dollar	Buy	1,050	January 2007	—
Canadian Dollar	Sell	3,050	January 2007	26
Canadian Dollar	Buy	7,850	January 2007	(151)
Euros	Sell	10,828	January 2007	12
Euros	Buy	52,699	January 2007	288
British Pounds Sterling	Sell	19,503	January 2007	34
British Pounds Sterling	Buy	70,551	January through March 2007	(386)
Mexican Pesos	Buy	509	January 2007	3
Taiwan Dollar	Buy	895	January 2007	(2)
Taiwan Dollar	Sell	895	January 2007	3
South African Rand	Sell	691	January through May 2007	(17)
Total		$170,894		$(206)

At December 31, 2006, the Company held forward exchange contracts which were used to offset certain future payments between the Company and its various subsidiaries, vendors or customers.  The Company had outstanding forward contracts designated as SFAS 133 cash flow hedges in the amount of $1.1 million at December 31, 2006.  These forward contracts had a net unrealized gain of $5 thousand that was included in Other comprehensive income (loss), net of deferred taxes, at December 31, 2006.  The Company did not elect to treat the remaining contracts as hedges under SFAS 133, and mark-to-market gains and losses were recognized in net income.

Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and accounts receivable.  The Company places its cash and cash equivalents with high-quality financial institutions and, by policy, limits the amount of credit exposure to any one institution.

Concentrations of credit risk with respect to accounts receivable are generally limited due to the Company’s large number of customers and their dispersion across different industries and geographies.  However, the Company’s Mill Services Segment has several large customers throughout the world with significant accounts receivable balances.  Additionally, consolidation in the global steel industry has increased the Company’s exposure to specific customers.  Additional consolidation is possible.  Should transactions occur involving some of the steel industry’s larger companies, which are customers of the Company, it would result in an increase in concentration of credit risk for the Company.

The Company generally does not require collateral or other security to support customer receivables.  If a receivable from one or more of the Company’s larger customers becomes uncollectible, it could have a material effect on the Company’s results of operations or cash flows.

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

Commodity Collars
The fair value of commodity collars is estimated by obtaining quotes from brokers.

Long-term debt
The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

The carrying amounts and estimated fair values of the Company’s financial instruments as of December 31, 2007 and 2006 are as follows:

	Financial Instruments
(In thousands)	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$121,833	$121,833	$101,260	$101,260
Commodity collars	527	527	—	—
Foreign currency forward exchange contracts	5,708	5,708	432	432
Liabilities:
Long-term debt including current maturities	1,020,471	1,049,059	877,947	893,373
Foreign currency forward exchange contracts	834	834	638	638

14.	Information by Segment and Geographic Area

The Company reports information about its operating segments using the “management approach” in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”).  This approach is based on the way management organizes and reports the segments within the enterprise for making operating decisions and assessing performance.  The Company’s reportable segments are identified based upon differences in products, services and markets served.  There were no significant inter-segment sales.

The Company’s Divisions are aggregated into two reportable segments and an “all other” category labeled Minerals & Rail Services and Products.  These segments and the types of products and services offered include the following:

Access Services Segment
Major services include the rental and sale of scaffolding, shoring and concrete forming systems for non-residential construction, international multi-dwelling residential construction projects, industrial maintenance and capital improvement projects, as well as a variety of other access services including project engineering and equipment installation.

Products and services are provided to commercial and industrial construction contractors; public utilities; industrial and petrochemical plants; and the infrastructure construction, repair and maintenance markets.

Mill Services Segment
This segment provides on-site, outsourced services to steel mills and other metal producers such as aluminum and copper.  Services include slag processing; semi-finished inventory management; material handling; scrap management; in-plant transportation; and a variety of other services.

All Other Category - Minerals & Rail Services and Products
Major products and services include minerals and recycling technologies; railway track maintenance equipment and services; industrial grating; air-cooled heat exchangers; granules for asphalt roofing shingles and abrasives for industrial surface preparation derived from coal slag; and boilers, water heaters and process equipment, including industrial blenders, dryers and mixers.

Major customers include steel mills; private and government-owned railroads and urban mass transit systems worldwide; industrial plants and the non-residential, commercial and public construction and retrofit markets; the natural gas exploration and processing industry; asphalt roofing manufacturers; and the chemical, food processing and pharmaceutical industries.

Other Information
The measurement basis of segment profit or loss is operating income.  Sales of the Company in the United States and the United Kingdom exceeded 10% of consolidated sales with 31% and 20%, respectively, in 2007; 32% and 22%, respectively, in 2006; and 35% and 23%, respectively, in 2005.  There are no significant inter-segment sales.

In 2007 and 2006, sales to one customer principally in the Mill Services Segment were $396.2 million and $351.0 million, respectively, which represented more than 10% of the Company’s consolidated sales for those years.  These sales were provided under multiple long-term contracts at several mill sites.  No single customer represented 10% or more of the Company’s sales in 2005.  In addition, the Mill Services Segment is dependent largely on the global steel industry, and in 2007 and 2006 there were two customers that each provided in excess of 10% of this Segment’s revenues under multiple long-term contracts at several mill sites.  In 2005, there were three customers that each provided in excess of 10% of this Segment’s revenues.  The loss of any one of these contracts would not have a material adverse impact upon the Company’s financial position or cash flows; however, it could have a material effect on quarterly or annual results of operations.  Additionally, these customers have significant accounts receivable balances.  Further consolidation in the global steel industry is possible.  Should transactions occur involving some of the Company’s larger steel industry customers, it would result in an increase in concentration of credit risk for the Company.

Corporate assets include principally cash, insurance receivables, prepaid pension costs and U.S. deferred income taxes.  Net Property, Plant and Equipment in the United States represented 24%, 30% and 33% of total net Property, Plant and Equipment as of December 31, 2007, 2006 and 2005, respectively.  Net Property, Plant and Equipment in the United Kingdom represented 20%, 23% and 23% of total Net Property, Plant and Equipment as of December 31, 2007, 2006 and 2005, respectively.

Segment Information
	Twelve Months Ended December 31,

	2007		2006		2005

(In thousands)	Sales	Operating Income (Loss)	Sales	Operating Income (Loss)	Sales	Operating Income (Loss)

Access Services Segment	$1,415,873	$183,752	$1,080,924	$120,382	$788,750	$74,742

Mill Services Segment	1,522,274	134,504	1,366,530	147,798	1,060,354	109,591

Segment Totals	2,938,147	318,256	2,447,454	268,180	1,849,104	184,333

All Other Category - Minerals & Rail Services and Products	749,997	142,191	578,159	77,466	546,905	69,699

General Corporate	16	(2,642)	—	(1,337)	—	(2,996)

Total	$3,688,160	$457,805	$3,025,613	$344,309	$2,396,009	$251,036

Reconciliation of Segment Operating Income to Consolidated Income From Continuing Operations Before Income Taxes and Minority Interest
	Twelve Months Ended December 31,

(In thousands)	2007	2006	2005

Segment operating income	$318,256	$268,180	$184,333

All Other Category - Minerals & Rail Services and Products	142,191	77,466	69,699

General corporate expense	(2,642)	(1,337)	(2,996)

Operating income from continuing operations	457,805	344,309	251,036

Equity in income of unconsolidated entities, net	1,049	192	74

Interest income	4,968	3,582	3,063

Interest expense	(81,383)	(60,479)	(41,917)

Income from continuing operations before income taxes and minority interest	$382,439	$287,604	$212,256

Segment Information
	Assets			Depreciation and Amortization (a)

(In thousands)	2007	2006	2005	2007	2006	2005
Access Services Segment	$1,563,630	$1,239,892	$976,936	$90,477	$69,781	$53,263
Mill Services Segment	1,585,921	1,401,603	1,273,522	167,179	151,005	114,952
Gas Technologies Segment	—	271,367	253,276	—	—	—
Segment Totals	3,149,551	2,912,862	2,503,734	257,656	220,786	168,215
All Other Category - Minerals & Rail Services and Products	587,182	287,482	315,241	44,498	18,922	15,735
Corporate	168,697	126,079	156,829	3,019	1,863	1,505
Total	$3,905,430	$3,326,423	$2,975,804	$305,173	$241,571	$185,455

(a)
Excludes Depreciation and Amortization for the Gas Technologies Segment in the amounts of $1.2 million, $11.4 million and $12.6 million for 2007, 2006 and 2005, respectively because this Segment was reclassified to Discontinued Operations.

Capital Expenditures

(In thousands)	2007	2006	2005
Access Services Segment	$228,130	$138,459	$86,668
Mill Services Segment	193,244	161,651	155,595
Gas Technologies Segment	8,618	9,330	6,438
Segment Totals	429,992	309,440	248,701
All Other Category - Minerals & Rail Services and Products	11,263	27,635	39,834
Corporate	2,328	3,098	1,704
Total	$443,583	$340,173	$290,239

Information by Geographic Area (a)
	Sales to Unaffiliated Customers (b)			Net Property, Plant and Equipment (c)
(In thousands)	2007	2006	2005	2007	2006	2005
United States	$1,152,623	$959,486	$840,094	$364,950	$401,997	$371,039
United Kingdom	746,261	676,520	546,673	312,375	298,582	258,786
All Other	1,789,276	1,389,607	1,009,242	857,889	621,888	509,983
Totals including Corporate	$3,688,160	$3,025,613	$2,396,009	$1,535,214	$1,322,467	$1,139,808
(a)	Revenues are attributed to individual countries based on the location of the facility generating the revenue.
(b)	Excludes the sales of the Gas Technologies Segment.
(c)	Includes net Property, Plant and Equipment for the Gas Technologies Segment for 2006 and 2005.

Information about Products and Services
	Sales to Unaffiliated Customers (a)
(In thousands)	2007	2006	2005
Product Group
Access services	$1,415,873	$1,080,924	$788,750
Mill services	1,522,274	1,366,530	1,060,354
Railway track maintenance services and equipment	232,402	231,625	247,452
Heat exchangers	152,493	124,829	92,339
Industrial grating products	130,919	107,048	98,845
Minerals and recycling technologies (b)	123,240	—	—
Industrial abrasives and roofing granules	68,165	73,112	72,216
Powder processing equipment and heat transfer products	42,778	41,545	36,053
General Corporate	16	—	—

Consolidated Sales	$3,688,160	$3,025,613	$2,396,009
(a)	Excludes the sales of the Gas Technologies Segment.
(b)	Acquired February 2007.

15.	Other (Income) and Expenses

In the years 2007, 2006 and 2005, the Company recorded pre-tax Other (income) and expenses from continuing operations of $3.4 million, $2.5 million and $1.9 million, respectively.  The major components of this income statement category are as follows:

	Other (Income) and Expenses
(In thousands)	2007	2006	2005
Net gains	$(5,591)	$(5,450)	$(9,674)
Impaired asset write-downs	903	221	579
Employee termination benefit costs	6,552	3,495	8,953
Costs to exit activities	1,278	1,290	1,028
Other expense	301	2,920	1,005

Total	$3,443	$2,476	$1,891

Net Gains
Net gains are recorded from the sales of redundant properties (primarily land, buildings and related equipment) and non-core assets.  In 2007, gains related to assets sold principally in the United States.  In 2006, gains related to assets principally in Europe, South America and the United States, and in 2005, gains related to assets principally in the United States and Europe.

	Net Gains
(In thousands)	2007	2006	2005

Access Services Segment	$(2,342)	$(2,510)	$(5,413)

Mill Services Segment	(3)	(2,823)	(4,202)

All Other Category - Minerals & Rail Services and Products	(3,246)	(117)	(59)

Corporate	—	—	—

Total	$(5,591)	$(5,450)	$(9,674)

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

Employee Termination Benefit Costs
SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS 146”) addresses involuntary termination costs associated with one-time benefit arrangements provided as part of an exit or disposal activity.  These costs and the related liabilities are recognized by the Company when a formal plan for reorganization is approved at the appropriate level of management and communicated to the affected employees.  Additionally, costs associated with on-going benefit arrangements, or in certain countries where statutory requirements dictate a minimum required benefit, are recognized when they are probable and estimable, in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” (“SFAS 112”).

The total amount of employee termination benefit costs incurred for the years 2007, 2006 and 2005 was as follows.  None of the actions are expected to incur any additional costs.

	Employee Termination Benefit Costs
(In thousands)	2007	2006	2005

Access Services Segment	$1,130	$799	$1,647

Mill Services Segment	4,935	1,820	4,827

All Other Category - Minerals & Rail Services and Products	382	821	1,256

Corporate	105	55	1,223

Total	$6,552	$3,495	$8,953

The terminations for the years 2005 to 2007 occurred principally in Europe, Latin America and the United States.

Costs Associated with Exit or Disposal Activities
Costs associated with exit or disposal activities are recognized in accordance with SFAS 146, which addresses involuntary termination costs (as discussed above) and other costs associated with exit or disposal activities (exit costs).  Costs to terminate a contract that is not a capital lease are recognized when an entity terminates the contract or when an entity ceases using the right conveyed by the contract.  This includes the costs to terminate the contract before the end of its term or the costs that will continue to be incurred under the contract for its remaining term without economic benefit to the entity (e.g., lease run-out costs).  Other costs associated with exit or disposal activities (e.g., costs to consolidate or close facilities and relocate equipment or employees) are recognized and measured at their fair value in the period in which the liability is incurred.  In 2007, $1.3 million of exit costs were incurred, principally relocation costs and lease run-out costs for the Access Services and Mill Services Segments.

In 2006 and 2005, exit costs incurred were $1.3 million and $1.0 million, respectively, principally lease run-out costs, lease termination costs and relocation costs.  In 2006, the majority of these costs were incurred in the Mineral & Rail Services and Products Category.  In 2005, these costs were incurred across each of the Access Services and Mill Services Segments and the Minerals & Rail Services and Products Category.

16.	Components of Accumulated Other Comprehensive Income (Loss)

Total Accumulated other comprehensive income (loss) is included in the Consolidated Statements of Stockholders’ Equity.  The components of Accumulated other comprehensive income (loss) are as follows:

Accumulated Other Comprehensive Income (Loss) – Net of Tax
	December 31
(In thousands)	2007	2006

Cumulative foreign exchange translation adjustments	$175,867	$65,416

Fair value of effective cash flow hedges	189	70

Pension and postretirement benefit adjustment	(178,568)	(234,825)

Marketable securities unrealized gains	11	5

Total Accumulated Other Comprehensive Income (Loss)	$(2,501)	$(169,334)

Two-Year Summary of Quarterly Results
(Unaudited)

(In millions, except per share amounts)	2007
Quarterly	First	Second	Third	Fourth
Sales	$840.0	$946.1	$927.4	$974.6
Gross profit (a)	214.4	262.9	259.9	265.4
Net income	47.7	83.1	77.3	91.4
Basic earnings per share	0.57	0.99	0.92	1.08
Diluted earnings per share	0.56	0.98	0.91	1.08

(In millions, except per share amounts)	2006 (b)
Quarterly	First	Second	Third	Fourth
Sales	$682.1	$766.0	$773.3	$804.2
Gross profit (a)	179.7	213.8	215.0	213.9
Net income	34.3	53.9	55.8	52.5
Basic earnings per share	0.41	0.64	0.66	0.62
Diluted earnings per share	0.41	0.64	0.66	0.62

(a)	Gross profit is defined as Sales less costs and expenses associated directly with or allocated to products sold or services rendered.
(b)	Reclassified for comparative purposes for discontinued operations and the March 2007 two-for-one stock split.

Common Stock Price and Dividend Information
(Unaudited)

	Market Price Per Share		Dividends Declared
	High	Low	Per Share
2007
First Quarter (a)	$45.325	$36.90	$0.1775
Second Quarter	54.00	44.49	0.1775
Third Quarter	59.99	47.85	0.1775
Fourth Quarter	66.51	55.37	0.1950

2006 (a)
First Quarter	$42.275	$33.76	$0.1625
Second Quarter	44.85	35.625	0.1625
Third Quarter	41.21	33.86	0.1625
Fourth Quarter	41.485	38.00	0.1775

(a)	Historical per share data restated to reflect the two-for-one stock split that was effective at the close of business March 26, 2007.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.    Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures as of December 31, 2007.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.  There have been no changes in internal control over financial reporting that could materially affect, or are likely to materially affect, internal control over financial reporting during the fourth quarter of 2007.

Management’s Report on Internal Controls Over Financial Reporting is included in Part II, Item 8, “Financial Statements and Supplementary Data.”  The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in Part II, Item 8, “Financial Statements and Supplementary Data,” which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.

Item 9B.    Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

Information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K).  Other information required by this Item is incorporated by reference to the sections entitled “Corporate Governance,” “Nominees for Director,” “Report of the Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the 2008 Proxy Statement.

The Company’s Code of Ethics for the Chief Executive Officer and Senior Financial Officers (the “Code”) may be found on the Company’s internet website, www.harsco.com.  The Company intends to disclose on its website any amendments to the Code or any waiver from a provision of the Code.  The Code is available in print to any stockholder who requests it.

Item 11.     Executive Compensation

Information regarding compensation of executive officers and directors is incorporated by reference to the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation,” “Non-Employee Director Compensation” and “Compensation Committee Interlocks and Insider Participation” of the 2008 Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the section entitled “Share Ownership of Directors, Management and Certain Beneficial Owners” of the 2008 Proxy Statement.

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

The following table gives information about equity awards under these plans as of December 31, 2007.  All securities referred to are shares of Harsco common stock.

Equity Compensation Plan Information (1)
	Column (a)	Column (b)	Column (c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))
Equity compensation plans approved by security holders (2)	816,930	$ 20.18 (3)	2,698,762

Equity compensation plans not approved by security holders	—	—	—
Total	816,930	$ 20.18	2,698,762
(1)	Amounts restated to reflect the March 2007 stock split.
(2)	Plans include the 1995 Executive Incentive Compensation Plan, as amended, and the 1995 Non-Employee Directors’ Stock Plan, as amended.
(3)	Includes the average of the weighted average exercise price for stock options and the weighted average grant-date fair value for the restricted stock units.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions is incorporated by reference to the sections entitled “Transactions with Related Persons” and “Corporate Governance” of the 2008 Proxy Statement.

Item 14.     Principal Accountant Fees and Services

Information regarding principal accounting fees and services is incorporated by reference to the sections entitled “Report of the Audit Committee” and “Fees Billed by the Independent Auditor for Audit and Non-Audit Services” of the 2008 Proxy Statement.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

(a)	1.	The Consolidated Financial Statements are listed in the index to Item 8, “Financial Statements and Supplementary Data,” on page 45.

(a)	2.	The following financial statement schedule should be read in conjunction with the Consolidated Financial Statements (see Item 8, “Financial Statements and Supplementary Data”):

Page
Report of Independent Registered Public Accounting Firm	47

Schedule II - Valuation and Qualifying Accounts for the years 2007, 2006 and 2005	98

Schedules other than that listed above are omitted for the reason that they are either not applicable or not required, or because the information required is contained in the financial statements or notes thereto.

Condensed financial information of the registrant is omitted since “restricted net assets” of consolidated subsidiaries does not exceed 25% of consolidated net assets.

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

SCHEDULE II.  VALUATION AND QUALIFYING ACCOUNTS
Continuing Operations

(Dollars in thousands)

COLUMN A	COLUMN B	COLUMN C Additions	COLUMN D (Deductions) Additions		COLUMN E
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Due to Currency Translation Adjustments	Other (a)	Balance at End of Period
For the year 2007:

Allowance for Doubtful Accounts	$25,351	$7,842	$992	$(8,605)	$25,580
Deferred Tax Assets – Valuation Allowance	$13,892	$(353)	$372	$1,407	$15,318

For the year 2006:

Allowance for Doubtful Accounts	$24,404	$9,230	$1,880	$(10,163)	$25,351
Deferred Tax Assets – Valuation Allowance	$21,682	$(5,793)	$(270)	$(1,727)	$13,892

For the year 2005:

Allowance for Doubtful Accounts	$19,095	$6,453	$(832)	$(312)	$24,404
Deferred Tax Assets – Valuation Allowance	$17,492	$2,119	$172	$1,899	$21,682

(a)	Includes principally the use of previously reserved amounts and changes related to acquired companies.

(a)           3.           Listing of Exhibits Filed with Form 10-K

Exhibit Number	Data Required	Location in Form 10-K

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
Exhibit volume, 2005 10-K

2(c)	Stock Purchase Agreement among Excell Materials, Inc., the Stockholders of Excell Materials, Inc. and Harsco Corporation dated as of January 4, 2007.	Exhibit volume, 2006 10-K

2(d)	Asset and Stock Purchase Agreement By and Between Harsco Corporation and Taylor-Wharton International LLC dated as of November 28, 2007	Exhibit volume, 2007 10-K

3(a)	Restated Certificate of Incorporation as amended April 24, 1990	Exhibit volume, 1990 10-K

3(b)	Certificate of Amendment of Restated Certificate of Incorporation filed June 3, 1997	Exhibit volume, 1999 10-K

3(c)	Certificate of Designation filed September 25, 1997	Exhibit volume, 1997 10-K

3(d)	By-laws as amended January 23, 2007	Exhibit to Form 8-K dated January 23, 2007

3(e)	Certificate of Amendment of Restated Certificate of Incorporation filed April 26, 2005	Proxy Statement dated March 22, 2005 on Appendix A pages A-1 through A-2

Exhibit Number	Data Required	Location in Form 10-K

4(a)	Harsco Corporation Rights Agreement dated as of September 25, 2007, with Chase Mellon Shareholder Services L.L.C.	Incorporated by reference to Form 8-A, filed September 26, 2007

4(b)	Registration of Preferred Stock Purchase Rights	Incorporated by reference to Form 8-A dated October 2, 1987

4(c)	Current Report on dividend distribution of Preferred Stock Purchase Rights	Incorporated by reference to Form 8-K dated September 25, 2007

4(f)	Debt and Equity Securities Registered	Incorporated by reference to Form S-3, Registration No. 33-56885 dated December 15, 1994, effective date January 12, 1995

4(g)	Harsco Finance B. V. £200 million, 7.25% Guaranteed Notes due 2010	Exhibit to Form 10-Q for the period ended September 30, 2000

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

4(h) (iii)	Form of Second Supplemental Indenture, by and between Harsco Corporation and JPMorgan Chase Bank, as Trustee	Exhibit to Form 8-K dated September 8, 2003

4(h) (iv)	Second Supplemental Indenture, dated as of September 12, 2003, by and between Harsco Corporation and J.P. Morgan Chase Bank, as Trustee	Exhibit to 10-Q for the period ended September 30, 2003

4(i) (i)	Form of 5.125% Global Senior Note due September 15, 2013	Exhibit to Form 8-K dated September 8, 2003

4(i) (ii)	5.125% 2003 Notes due September 15, 2013 described in Prospectus Supplement dated September 8, 2003 to Form S-3 Registration under Rule 415 dated December 15, 1994	Incorporated by reference to the Prospectus Supplement dated September 8, 2003 to Form S-3, Registration No. 33-56885 dated December 15, 1994

Exhibit Number	Data Required	Location in Form 10-K

Material Contracts - Credit and Underwriting Agreements

10(a) (i)	$50,000,000 Facility agreement dated December 15, 2000	Exhibit volume, 2000 10-K

10(a) (ii)	Agreement extending term of $50,000,000 Facility agreement dated December 15, 2000	Exhibit volume, 2001 10-K

10(a) (iii)	Agreement amending term and amount of $50,000,000 Facility agreement dated December 15, 2000	Exhibit volume, 2002 10-K

10(a) (iv)	Agreement extending term of $50,000,000 Facility agreement dated December 15, 2000	Exhibit volume, 2003 10-K

10(a) (v)	Agreement extending term of $50,000,000 Facility agreement dated December 15, 2000	Exhibit to Form 8-K dated January 25, 2005

10(a) (vi)	Agreement extending term of $50,000,000 Facility agreement dated December 15, 2000	Exhibit volume, 2005 10-K

10(a) (vii)	Agreement extending term of $50,000,000 Facility agreement dated December 15, 2000	Exhibit to Form 8-K dated December 22, 2006

10(a) (viii)	Agreement extending term of $50,000,000 Facility agreement dated December 15, 2000	Exhibit to Form 8-K dated February 4, 2008

10(b)	Commercial Paper Dealer Agreement dated September 24, 2003, between ING Belgium SA/NV and Harsco Finance B.V.	Exhibit volume, 2003 10-K

10(b)(i)	Commercial Paper Dealer Agreement dated September 24, 2003, between ING Belgium SA/NV and Harsco Finance B.V. – Supplement No. 1 to the Dealer Agreement	Exhibit to Form 8-K dated November 8, 2005

10(c)	Commercial Paper Payment Agency Agreement Dated October 1, 2000, between Salomon Smith Barney Inc. and Harsco Corporation	Exhibit volume, 2000 10-K

10(e)	Issuing and Paying Agency Agreement, Dated October 12, 1994, between Morgan Guaranty Trust Company of New York and Harsco Corporation	Exhibit volume, 1994 10-K

10(f)	364-Day Credit Agreement	Exhibit to Form 8-K dated November 6, 2007

Exhibit Number	Data Required	Location in Form 10-K

10(g)	Five Year Credit Agreement	Exhibit to Form 8-K dated November 23, 2005

10(i)	Commercial Paper Dealer Agreement dated June 7, 2001, between Citibank International plc, National Westminster Bank plc, The Royal Bank of Scotland plc and Harsco Finance B.V.	Exhibit to 10-Q for the period ended June 30, 2001

Material Contracts - Management Contracts and Compensatory Plans

10(d)	Form of Change in Control Severance Agreement (Chairman, President and CEO and Senior Vice Presidents)	Exhibit to Form 8-K dated June 21, 2005

10(k)	Harsco Corporation Supplemental Retirement Benefit Plan as amended October 4, 2002	Exhibit volume, 2002 10-K

10(l)	Trust Agreement between Harsco Corporation and Dauphin Deposit Bank and Trust Company dated July 1, 1987 relating to the Supplemental Retirement Benefit Plan	Exhibit volume, 1987 10-K

10(m)	Harsco Corporation Supplemental Executive Retirement Plan as amended	Exhibit volume, 1991 10-K

10(n)	Trust Agreement between Harsco Corporation and Dauphin Deposit Bank and Trust Company dated November 22, 1988 relating to the Supplemental Executive Retirement Plan	Exhibit volume, 1988 10-K

10(o)	Harsco Corporation 1995 Executive Incentive Compensation Plan As Amended and Restated	Proxy Statement dated March 23, 2004 on Exhibit B pages B-1 through B-15

10(p)	Authorization, Terms and Conditions of the Annual Incentive Awards, as Amended and Restated April 27, 2004, under the 1995 Executive Incentive Compensation Plan	Exhibit to Form 8-K dated March 23, 2006

10(q)	Authorization, Terms and Conditions of Other Performance Awards under the Harsco Corporation 1995 Executive Incentive Compensation Plan (as amended and restated)	Exhibit to Form 8-K dated March 22, 2007

10(r)	Special Supplemental Retirement Benefit Agreement for D. C. Hathaway	Exhibit Volume, 1988 10-K

10(s)	Harsco Corporation Form of Restricted Stock Units Agreement (Directors)	Exhibit to Form 8-K dated April 26, 2005

Exhibit Number	Data Required	Location in Form 10-K

10(u)	Harsco Corporation Deferred Compensation Plan for Non-Employee Directors, as amended and restated January 1, 2005	Exhibit to Form 8-K dated April 26, 2005

10(v)	Harsco Corporation 1995 Non-Employee Directors’ Stock Plan As Amended and Restated at January 27, 2004	Proxy Statement dated March 23, 2004 on Exhibit A pages A-1 through A-9

10(w)	Restricted Stock Units Agreement for International Employees	Exhibit volume, 2007 10-K

10(x)	Settlement and Consulting Agreement	Exhibit to 10-Q for the period ended March 31, 2003

10(y)	Restricted Stock Units Agreement	Exhibit to Form 8-K dated January 23, 2007

10(z)	Form of Change in Control Severance Agreement (Certain Harsco Vice Presidents)	Exhibit to Form 8-K dated June 21, 2005

Director Indemnity Agreements -

10(t)	A. J. Sordoni, III	Exhibit volume, 1989 10-K Uniform agreement, same as shown for J. J. Burdge

"	R. C. Wilburn	" "

"	J. I. Scheiner	" "

"	C. F. Scanlan	" "

"	J. J. Jasinowski	" "

"	J. P. Viviano	" "

"	D. H. Pierce	" "

"	K. G. Eddy	Exhibit to Form 8-K dated August 27, 2004

"	T. D. Growcock	Exhibit to Form 8-K dated August 27, 2004, same as shown for K. G. Eddy

12	Computation of Ratios of Earnings to Fixed Charges	Exhibit volume, 2007 10-K

21	Subsidiaries of the Registrant	Exhibit volume, 2007 10-K

23	Consent of Independent Registered Public Accounting Firm	Exhibit volume, 2007 10-K

31(a)	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit volume, 2007 10-K

31(b)	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit volume, 2007 10-K

32(a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit volume, 2007 10-K

32(b)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Exhibit volume, 2007 10-K

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

Date 2-29-08	HARSCO CORPORATION By /S/ Stephen J. Schnoor Stephen J. Schnoor Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

SIGNATURE	CAPACITY	DATE

/S/ Derek C. Hathaway	Chairman	2-29-08
(Derek C. Hathaway)

/S/ Salvatore D. Fazzolari	Chief Executive Officer and Director	2-29-08
(Salvatore D. Fazzolari)

/S/ Geoffrey D. H. Butler	President, Harsco Corporation	2-29-08
(Geoffrey D. H. Butler)	CEO, Access Services and Mill Services
and Director

/S/ Stephen J. Schnoor	Senior Vice President and Chief	2-29-08
(Stephen J. Schnoor)	Financial Officer
(Principal Financial Officer)

/S/ Richard M. Wagner	Vice President and Controller	2-29-08
(Richard M. Wagner)	(Principal Accounting Officer)

/S/ Kathy G. Eddy	Director	2-29-08
(Kathy G. Eddy)

/S/ Terry D. Growcock	Director	2-29-08
(Terry D. Growcock)

/S/ Jerry J. Jasinowski	Director	2-29-08
(Jerry J. Jasinowski)

/S/ D. Howard Pierce	Director	2-29-08
(D. Howard Pierce)

/S/ Carolyn F. Scanlan	Director	2-29-08
(Carolyn F. Scanlan)

/S/ James I. Scheiner	Director	2-29-08
(James I. Scheiner)

/S/ Andrew J. Sordoni, III	Director	2-29-08
(Andrew J. Sordoni, III)

/S/ Joseph P. Viviano	Director	2-29-08
(Joseph P. Viviano)

/S/ Dr. Robert C. Wilburn	Director	2-29-08
(Dr. Robert C. Wilburn)