Form 10-Q
period 2008-03-31
HARSCO CORP
filed 2008-05-08
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

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
YES  ☒            NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐            NO  ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008
Common stock, par value $1.25 per share	84,261,516

HARSCO CORPORATION
FORM 10-Q
INDEX

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Statements of Income (Unaudited)	3
	Condensed Consolidated Balance Sheets (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows (Unaudited)	5
	Condensed Consolidated Statements of Comprehensive Income (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7 -16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16 - 30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Submission of Matters to a Vote of Security Holders	31 – 32

Item 5.	Other Information	32

Item 6.	Exhibits	33

SIGNATURES		34

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended March 31
(In thousands, except per share amounts)	2008	2007
Revenues from continuing operations:
Service revenues	$852,628	$722,815
Product revenues	135,162	117,211
Total revenues	987,790	840,026

Costs and expenses from continuing operations:
Cost of services sold	638,058	538,538
Cost of products sold	92,947	87,079
Selling, general and administrative expenses	156,632	127,754
Research and development expenses	1,053	993
Other income	(280)	(912)
Total costs and expenses	888,410	753,452

Operating income from continuing operations	99,380	86,574

Equity in income of unconsolidated entities, net	405	128
Interest income	914	1,039
Interest expense	(17,120)	(18,575)

Income from continuing operations before income taxes and minority interest	83,579	69,166

Income tax expense	(24,188)	(21,602)

Income from continuing operations before minority interest	59,391	47,564

Minority interest in net income	(2,500)	(2,124)

Income from continuing operations	56,891	45,440

Discontinued operations:
Income from discontinued business	255	3,121
Income tax expense	(107)	(908)
Income from discontinued operations	148	2,213
Net Income	$57,039	$47,653

Average shares of common stock outstanding	84,374	84,048

Basic earnings per common share:
Continuing operations	$0.67	$0.54
Discontinued operations	0.00	0.03
Basic earnings per common share	$0.68 (a)	$0.57

Diluted average shares of common stock outstanding	84,851	84,578

Diluted earnings per common share:
Continuing operations	$0.67	$0.54
Discontinued operations	0.00	0.03
Diluted earnings per common share	$0.67	$0.56 (a)
Cash dividends declared per common share	$0.1950	$0.1775

(a)	Does not total due to rounding.

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)	March 31 2008	December 31 2007
ASSETS
Current assets:
Cash and cash equivalents	$114,902	$121,833
Accounts receivable, net	902,439	824,094
Inventories	362,772	310,931
Other current assets	88,589	88,016
Assets held-for-sale	475	463
Total current assets	1,469,177	1,345,337
Property, plant and equipment, net	1,627,574	1,535,214
Goodwill, net	740,709	720,069
Intangible assets, net	185,050	188,864
Other assets	115,338	115,946
Total assets	$4,137,848	$3,905,430

LIABILITIES
Current liabilities:
Short-term borrowings	$177,262	$60,323
Current maturities of long-term debt	7,615	8,384
Accounts payable	332,514	307,814
Accrued compensation	88,412	108,871
Income taxes payable	36,151	41,300
Dividends payable	16,395	16,444
Insurance liabilities	41,324	44,823
Advances on contracts	62,272	52,763
Other current liabilities	251,370	233,248
Total current liabilities	1,013,315	873,970
Long-term debt	1,007,350	1,012,087
Deferred income taxes	168,416	174,423
Insurance liabilities	68,998	67,182
Retirement plan liabilities	115,659	120,536
Other liabilities	96,144	91,113
Total liabilities	2,469,882	2,339,311

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, Series A junior participating cumulative preferred stock	—	—
Common stock	138,814	138,665
Additional paid-in capital	131,352	128,622
Accumulated other comprehensive income (loss)	75,590	(2,501)
Retained earnings	1,943,694	1,904,502
Treasury stock	(621,484)	(603,169)
Total stockholders’’ equity	1,667,966	1,566,119
Total liabilities and stockholders’ equity	$4,137,848	$3,905,430

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended March 31
(In thousands)	2008	2007

Cash flows from operating activities:
Net income	$57,039	$47,653
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
Depreciation	76,622	65,008
Amortization	7,670	5,270
Equity in income of unconsolidated entities, net	(405)	(128)
Other, net	2,150	(760)
Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
Accounts receivable	(48,904)	(43,486)
Inventories	(42,027)	(30,070)
Accounts payable	7,077	(13,942)
Accrued interest payable	4,279	5,621
Accrued compensation	(24,338)	(22,848)
Other assets and liabilities	(7,208)	29,369

Net cash provided by operating activities	31,955	41,687

Cash flows from investing activities:
Purchases of property, plant and equipment	(119,820)	(83,363)
Purchase of business, net of cash acquired	(4,022)	(212,337)
Proceeds from sale of assets	1,967	4,513
Other investing activities	14,796	(392)

Net cash used by investing activities	(107,079)	(291,579)

Cash flows from financing activities:
Short-term borrowings, net	112,219	248,887
Current maturities and long-term debt:
Additions	139,152	294,788
Reductions	(157,871)	(278,527)
Cash dividends paid on common stock	(16,471)	(14,916)
Common stock issued-options	1,245	541
Common stock acquired for treasury	(16,858)	—
Other financing activities	(36)	(1,550)

Net cash provided by financing activities	61,380	249,223

Effect of exchange rate changes on cash	6,813	1,440

Net increase (decrease) in cash and cash equivalents	(6,931)	771

Cash and cash equivalents at beginning of period	121,833	101,260

Cash and cash equivalents at end of period	$114,902	$102,031

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
	Three Months Ended March 31
(In thousands)	2008	2007

Net income	$57,039	$47,653

Other comprehensive income (loss):
Foreign currency translation adjustments	74,757	7,309

Net losses on cash flow hedging instruments, net of deferred income taxes of $45 and $0 in 2008 and 2007, respectively	(147)	—

Pension liability adjustments, net of deferred income taxes of $(1,441) and $(4,390) in 2008 and 2007, respectively	3,588	10,023

Unrealized loss on marketable securities, net of deferred income taxes of $10 and $0 in 2008 and 2007, respectively	(19)	—

Reclassification adjustment for loss on cash flow hedging instruments included in net income, net of deferred income taxes of $2 and $2 in 2008 and 2007, respectively	(3)	(5)

Other comprehensive income	78,176	17,327

Total comprehensive income	$135,215	$64,980

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A.           Opinion of Management

Financial information furnished herein, which is unaudited, in the opinion of management reflects all adjustments (all of which are of a normal recurring nature) that are necessary to present a fair statement of the interim period.  The year-end condensed balance sheet information contained in this Form 10-Q was derived from 2007 audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America for a year-end report.  The unaudited interim information contained herein should also be read in conjunction with the Company’s 2007 Form 10-K filing.

Operating results for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

B.           Review of Operations by Segment

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007

(In thousands)	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)

Access Services Segment	$378,824	$37,838	$316,209	$35,041

Mill Services Segment	416,716	29,207	360,771	32,308

Segment Totals	795,540	67,045	676,980	67,349

All Other Category (Minerals & Rail Services and Products)	192,190	33,942	163,046	19,379

General Corporate	60	(1,607)	—	(154)

Consolidated Totals	$987,790	$99,380	$840,026	$86,574

Reconciliation of Segment Operating Income to Consolidated Income from Continuing Operations
Before Income Taxes and Minority Interest
	Three Months Ended March 31
(In thousands)	2008	2007

Segment Operating Income	$67,045	$67,349

All Other Category (Minerals & Rail Services and Products)	33,942	19,379

General Corporate	(1,607)	(154)

Operating income from continuing operations	99,380	86,574

Equity in income of unconsolidated entities, net	405	128

Interest income	914	1,039

Interest expense	(17,120)	(18,575)

Income from continuing operations before income taxes and minority interest	$83,579	$69,166

C.           Accounts Receivable and Inventories

At March 31, 2008 and December 31, 2007, accounts receivable of $902.4 million and $824.1 million, respectively, were net of an allowance for doubtful accounts of $28.1 million and $25.6 million, respectively.  Gross accounts receivable included trade accounts receivable of $881.2 million and $805.2 million at March 31, 2008 and December 31, 2007, respectively.  Other receivables included insurance claim receivables of $19.9 million and $20.2 million at March 31, 2008 and December 31, 2007, respectively.  The provision for doubtful accounts was $1.4 million and $2.7 million for the three months ended March 31, 2008 and 2007, respectively.

Inventories consist of the following:

	Inventories
(In thousands)	March 31 2008	December 31 2007

Finished goods	$189,379	$161,013
Work-in-process	29,468	23,776
Raw materials and purchased parts	89,257	76,735
Stores and supplies	54,668	49,407

Total Inventories	$362,772	$310,931

D.           Property, Plant and Equipment

Property, plant and equipment consists of the following:

(In thousands)	March 31 2008	December 31 2007
Land and improvements	$48,265	$47,250
Buildings and improvements	183,446	175,744
Machinery and equipment	3,173,726	2,997,425
Uncompleted construction	73,511	75,167
Gross property, plant and equipment	3,478,948	3,295,586
Less accumulated depreciation	(1,851,374)	(1,760,372)
Net property, plant and equipment	$1,627,574	$1,535,214

E.            Goodwill and Other Intangible Assets

The following table reflects the changes in carrying amounts of goodwill by segment for the three months ended March 31, 2008:

Goodwill by Segment
(In thousands)	Access Services Segment	Mill Services Segment	All Other Category – Minerals & Rail Services and Products	Consolidated Totals

Balance as of December 31, 2007, net of accumulated amortization	$254,856	$348,311	$116,902	$720,069

Goodwill acquired during the quarter (a)	3,654	—	—	3,654

Foreign currency translation and other	8,730	8,685	(429)	16,986

Balance as of March 31, 2008, net of accumulated amortization	$267,240	$356,996	$116,473	$740,709

(a)	See Note F, “Acquisitions and Dispositions.”

Goodwill is net of accumulated amortization of $106.3 million and $103.7 million at March 31, 2008 and December 31, 2007, respectively. The change in accumulated amortization reflects foreign currency translation adjustments.

The following table reflects intangible assets by major category:

Intangible Assets
	March 31, 2008		December 31, 2007
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$161,216	$30,401	$157,717	$25,137

Non-compete agreements	3,519	3,044	3,382	2,952

Patents	6,871	4,341	6,805	4,241

Other	66,314	15,084	66,266	12,821

Total	$237,920	$52,870	$234,170	$45,151

During the first three months of 2008, the Company acquired the following intangible assets (by major class) which are subject to amortization.

Acquired Intangible Assets
(In thousands)	Gross Carrying Amount	Residual Value	Weighted-average Amortization Period

Customer relationships	$1,072	None	6 years

Non-compete agreements	78	None	2 years

Other	259	None	2 years

Total	$1,409

There were no research and development assets acquired and written off in the first three months of 2008 or 2007.

Amortization expense for intangible assets was $7.2 million and $5.0 million for the three months ended March 31, 2008 and 2007, respectively.  The following table shows the estimated amortization expense for the next five fiscal years based on current intangible assets:

(In thousands)	2008	2009	2010	2011	2012

Estimated amortization expense (a)	$28,100	$27,000	$26,500	$25,100	$12,400

(a) These estimated amortization expense amounts do not reflect the potential effect of future foreign currency exchange rate fluctuations.

F.            Acquisitions and Dispositions

Acquisitions
In February 2008, the Company acquired Northern Ireland-based Buckley Scaffolding (“Buckley”), a provider of scaffolding and erection and dismantling services to customers in the construction, industrial and events businesses.  Buckley recorded revenues of approximately $3 million in 2007 and has been included in the Access Services Segment.

In March 2008, the Company acquired Romania-based Baviera S.R.L. (“Baviera”), a distributor of formwork and scaffolding products in Romania.  The acquisition of Baviera provides the Company an operating platform in one of the fastest-growing construction markets in Eastern Europe.  Baviera recorded revenues of approximately $3 million in 2007 and has been included in the Access Services Segment.

In April 2008, the Company acquired Sovereign Access Services Limited (“Sovereign”), a United Kingdom-based provider of mastclimber work platform rental equipment. Sovereign recorded revenues of approximately $7 million in 2007 and will be included in the Access Services Segment.

The above acquisitions, individually and in the aggregate, are not material to the Company’s financial position and results of operations. Goodwill arising from the acquisitions will be subject to periodic impairment testing and acquired other intangible assets will be amortized over their estimated useful lives.

Dispositions
Consistent with the Company’s strategic focus to grow and allocate financial resources to its industrial services businesses, on December 7, 2007, the Company sold its Gas Technologies business group to Wind Point Partners, a private equity investment firm with offices in Chicago, Illinois.  The terms of the sale include a total purchase price of $340 million, including $300 million paid in cash at closing and $40 million payable in the form of an earnout contingent on the Gas Technologies group achieving certain performance targets in 2008 or 2009.  The Company recorded a $26.4 million after-tax gain on the sale in the fourth quarter of 2007.  The amount of this gain is not final at March 31, 2008, due to possible final working capital adjustments, as provided in the purchase agreement, and the potential earnout.

Assets Held for Sale
Throughout the past several years, management approved the sale of certain long-lived assets (primarily land and buildings) throughout the Company’s operations.  The net property, plant and equipment reflected as assets held-for-sale was $0.5 million in both the March 31, 2008 and December 31, 2007 Condensed Consolidated Balance Sheets.

G.           Commitments and Contingencies

Royalty Expense Dispute
The Company was involved in a royalty expense dispute with the Canada Revenue Agency (“CRA”).  The CRA disallowed certain expense deductions claimed by the Company’s Canadian subsidiary on its 1994-1998 tax returns.  The Company completed settlement discussions with the CRA which resulted in a resolution and closure of the matter in the fourth quarter of 2007.  The settlement resulted in a refund to the Company in the amount of approximately $5.9 million Canadian dollars, representing a refund of the payment made to the CRA in the fourth quarter of 2005, with the interest accrued on the 2005 settlement being utilized to satisfy the final assessment, which totaled $0.6 million Canadian dollars.

The Ontario Ministry of Finance (“Ontario”) is also proposing to disallow royalty expense deductions for the period 1994-1998.  As of March 31, 2008, the maximum assessment from Ontario is approximately $3.8 million Canadian dollars, including tax and interest.  The Company has filed an administrative appeal of this assessment and will vigorously contest these disallowances.  The Company anticipates that Ontario will approach the settlement and resolution of this matter in a manner consistent with the result obtained in the CRA dispute.

The Company believes that any amount of potential liability regarding the Ontario matter has been fully reserved as of March 31, 2008, and, therefore will not have a material adverse impact on the Company’s future results of operations or financial condition.  In accordance with Canadian tax law, the Company made a payment to the Ontario Ministry of Finance in the first quarter of 2006 for the entire disputed amounts.  This payment was made to reduce potential interest expense on the disputed amount.  The payment in no way reflects the Company’s acknowledgement as to the validity of the assessed amounts.

Environmental
The Company is involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a “potentially responsible party” for certain waste disposal sites.  While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company.  The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected.  The Condensed Consolidated Balance Sheets at March 31, 2008, and December 31, 2007, include accruals of $4.2 million and $3.9 million, respectively, for environmental matters.  The amounts charged against pre-tax income related to environmental matters totaled $0.3 million and $0.6 million for the first three months of 2008 and 2007, respectively.

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

Derailment
One of the Company’s production rail grinders derailed near Baxter, California on November 9, 2006, resulting in two crew member fatalities and the near total loss of the rail grinder.  Government and private investigations into the cause of the derailment are on-going.  Most of the clean-up and salvage efforts were completed during 2007, and the site is in a closure monitoring phase.  Estimated environmental remediation expenses to complete the clean-up have been recognized as of March 31, 2008.  All remaining Company rail grinders have been inspected by the Federal Railroad Administration (“FRA”) and each grinder is fully operational and in compliance with legal requirements.  The Company also regularly inspects its grinders to ensure they are safe and in compliance with contractual commitments.  The Company believes that the insurance proceeds already received from the loss of the rail grinder have offset the majority of incurred expenses, which have been recognized as of March 31, 2008, and any contingent liabilities.  Therefore, the Company does not believe that the derailment will have a material adverse effect on its financial position, results of operations, or cash flows.

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

As of March 31, 2008, there are 26,275 pending asbestos personal injury claims filed against the Company.  Of these cases, 25,750 were pending in the New York Supreme Court for New York County in New York State.  The other claims, totaling 525, are filed in various counties in a number of state courts, and in certain Federal District Courts (including New York), and those complaints generally assert lesser amounts of damages than the New York State court cases or do not state any amount claimed.

As of March 31, 2008, the Company has obtained dismissal by stipulation, or summary judgment prior to trial, in 17,724 cases.

In view of the persistence of asbestos litigation nationwide, which has not yet been sufficiently addressed either politically or legally, the Company expects to continue to receive additional claims.  However, there have been developments during the past several years, both by certain state legislatures and by certain state courts, which could favorably affect the Company’s ability to defend these asbestos claims in those jurisdictions.  These developments include procedural changes, docketing changes, proof of damage requirements and other changes that require plaintiffs to follow specific procedures in bringing their claims and to show proof of damages before they can proceed with their claim.  An example is the action taken by the New York Supreme Court (a trial court), which is responsible for managing all asbestos cases pending within New York County in the State of New York.  This Court issued an order in December 2002 that created a Deferred or Inactive Docket for all pending and future asbestos claims filed by plaintiffs who cannot demonstrate that they have a malignant condition or discernable physical impairment, and an Active or In Extremis Docket for plaintiffs who are able to show such medical condition.  As a result of this order, the majority of the asbestos cases filed against the Company in New York County have been moved to the Inactive Docket until such time as the plaintiff can show that they have incurred a physical impairment.  As of March 31, 2008, the Company has been listed as a defendant in 330 Active or In Extremis asbestos cases in New York County.  The Court’s Order has been challenged by plaintiffs.

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

Insurance liabilities are recorded in accordance with SFAS 5, “Accounting for Contingencies.”  Insurance reserves have been estimated based primarily upon actuarial calculations and reflect the undiscounted estimated liabilities for ultimate losses including claims incurred but not reported.  Inherent in these estimates are assumptions which are based on the Company’s history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends.  If actual claims differ from those projected by management, changes (either increases or decreases) to insurance reserves may be required and would be recorded through income in the period the change was determined.  When a recognized liability is covered by third-party insurance, the Company records an insurance claim receivable to reflect the covered liability.  See Note 1, “Summary of Significant Accounting Policies,” of the Company’s Form 10-K for the year ended December 31, 2007, for additional information on Accrued Insurance and Loss Reserves.

As indicated in Note F, “Acquisitions and Dispositions,” the working capital adjustments associated with the Gas Technologies divestiture have not been finalized.  The estimated amount of the adjustment considered probable by the Company is reflected in the Company’s financial statements as of March 31, 2008.  Any additional final adjustment amounts are not expected to be material to the Company’s financial position, results of operations or cash flows.

H.           Reconciliation of Basic and Diluted Shares

	Three Months Ended
	March 31
(In thousands, except per share amounts)	2008	2007

Income from continuing operations	$56,891	$45,440

Average shares of common stock outstanding used to compute basic earnings per common share	84,374	84,048

Dilutive effect of stock-based compensation	477	530

Shares used to compute dilutive effect of stock-based compensation	84,851	84,578

Basic earnings per common share from continuing operations	$0.67	$0.54

Diluted earnings per common share from continuing operations	$0.67	$0.54

All outstanding stock options and restricted stock units were included in the computation of diluted earnings per share at March 31, 2008 and 2007.

I.             Employee Benefit Plans

	Three Months Ended March 31
Defined Benefit Pension Expense (Income)	U. S. Plans		International Plans
(In thousands)	2008	2007	2008	2007

Defined benefit plans:
Service cost	$621	$743	$2,392	$2,079
Interest cost	4,016	3,865	13,980	12,144
Expected return on plan assets	(6,227)	(5,494)	(16,262)	(14,923)
Recognized prior service costs	83	212	254	230
Recognized losses	292	383	2,921	3,764
Amortization of transition liability	—	—	9	7
Curtailment/settlement loss (gain)	(866)	1,547	—	—
Defined benefit plans pension (income) expense	(2,081)	1,256	3,294	3,301
Less Discontinued Operations included in above	(694)	1,867	—	114
Defined benefit plans pension (income) expense – continuing operations	$(1,387)	$(611)	$3,294	$3,187

Defined benefit pension expense in the first quarter of 2008 was $3.3 million lower than the comparable 2007 period.  This decrease relates primarily to a settlement gain of $0.9 million in the first quarter of 2008 compared with a curtailment loss of $1.5 million in the first quarter of 2007.  Both of these items related to the Gas Technologies Segment that was sold in December 2007.  The settlement gain was recognized in the first quarter of 2008 upon final transfer of pension assets and liabilities to an authorized trust established by Wind Point Partners.  Additionally, the expected return on plan assets increased $2.1 million in the first quarter of 2008 compared with the first quarter of 2007 due principally to higher plan assets at the 2007 plan measurement dates.

In the quarter ended March 31, 2008, the Company contributed $0.3 million and $7.2 million for the U.S. and international defined benefit pension plans, respectively.  The Company currently anticipates contributing an additional $0.9 million and $16.0 million for the U.S. and international plans, respectively, during the remainder of 2008.

In the quarter ended March 31, 2008, the Company’s contributions to multi-employer and defined contribution pension plans were $6.7 million and $6.0 million, respectively.

Commencing in 2008, the Company eliminated the early measurement dates for its defined benefit pension plans.  In accordance with SFAS 158, the incremental effect of this transition required an adjustment to beginning retained earnings.

As a result of these adjustments, the Company recorded a net increase of $0.9 million to beginning Stockholders’ Equity as of January 1, 2008.

J.            New Financial Accounting Standards Issued

SFAS No. 157, “Fair Value Measurements” (“SFAS 157”)

In September 2006, the FASB issued SFAS 157 which formally defines fair value, creates a standardized framework for measuring fair value in generally accepted accounting principles in the United States (“GAAP”), and expands fair value measurement disclosures.  SFAS 157 was amended by FASB Staff Position (“FSP”) No.157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP SFAS 157-1”) and FSP No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”).  FSP SFAS 157-1 excludes SFAS No. 13, “Accounting for Leases,” (“SFAS 13”) as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS 13, from the scope of SFAS 157. FSP FAS 157-2 delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008 (January 1, 2009 for the Company).

SFAS 157, as amended by FSP SFAS 157-2, is effective for the current fiscal year and was adopted by the Company as of January 1, 2008. The adoption of SFAS 157, as it relates to financial assets, except for pension plan assets in regards to the funded status of pension plans recorded on the Consolidated Balance Sheet, and financial liabilities, had no impact on the consolidated financial statements. Management is currently evaluating the potential impact of SFAS 157, as it relates to pension plan assets, nonfinancial assets, and nonfinancial liabilities, on the consolidated financial statements. See Note K, “Fair Value,” for SFAS 157 disclosures.

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”).

In December 2007, the FASB issued SFAS 160, which amends ARB No. 51, “Consolidated Financial Statements.”  SFAS 160 requires the reporting of noncontrolling (minority) interest in subsidiaries to be measured at fair value and classified as a separate component of equity.  The accounting for transactions between an entity and noncontrolling interest must be treated as equity transactions.  SFAS 160 is effective for fiscal years that begin after December 15, 2008 (January 1, 2009 for the Company).  The Company is currently evaluating the requirements of SFAS 160 and has not yet determined the impact on the consolidated financial statements.

SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”)

In December 2007, the FASB issued SFAS 141(R) which significantly modifies the accounting for business combinations.  SFAS 141(R) requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions.  Liabilities related to contingent consideration are required to be recognized at acquisition and remeasured at fair value in each subsequent reporting period.  Restructuring charges, and all pre-acquisition related costs (e.g., deal fees for attorneys, accountants and investment bankers), must be expensed in the period they are incurred.  In addition, changes to acquisition-related deferred tax assets and unrecognized tax benefits recorded under FIN 48 made subsequent to the measurement period will generally impact income tax expense in that period as opposed to being recorded to goodwill.   SFAS 141(R) is effective for fiscal years that begin after December 15, 2008 (January 1, 2009 for the Company).  The Company is currently evaluating the impact of adopting SFAS 141(R) on its consolidated financial statements.

SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”).

In March 2008, the FASB issued SFAS 161 which requires enhanced disclosures about the use of derivative instruments, the accounting for derivatives, and how derivatives impact financial statements to enable investors to better understand their effects on a company’s financial position, financial performance, and cash flows. These requirements include the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 (January 1, 2009 for the Company). As SFAS 161 only requires enhanced disclosures, this standard will only impact notes to the consolidated financial statements.

K.           Fair Value

Effective January 1, 2008, the Company adopted SFAS 157, as amended by FSP SFAS 157-2, which provides a framework for measuring fair value under GAAP. As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that the Company believes market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique.

This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS 157 are described below:

•	Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
•
Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3—Inputs that are both significant to the fair value measurement and unobservable.

In instances in which multiple levels of inputs are used to measure fair value, hierarchy classification is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair Value Measurements as of March 31, 2008
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	—	$208	—	$208
Foreign currency forward exchange contracts	—	5,397	—	5,397

Liabilities
Commodity derivatives	—	288	—	288
Foreign currency forward exchange contracts	—	269	—	269

The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the observability of those inputs. Foreign currency forward exchange contracts and commodity derivatives are classified as Level 2 fair value based upon pricing models using market-based inputs. Model inputs can be verified and valuation techniques do not involve significant management judgment.

FSP SFAS 157-2, issued in February 2008, delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are measured on a nonrecurring basis until January 1, 2009. The Company’s nonfinancial assets consist principally of property, plant and equipment; goodwill; and other intangible assets associated with acquired businesses. For these assets, measurement at fair value in periods subsequent to their initial recognition will be applicable if one or more of these assets are determined to be impaired. When and if recognition of these assets at their fair value is necessary, such measurements would be determined utilizing Level 3 inputs.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited financial statements as well as the Company’s annual Form 10-K for the year ended December 31, 2007, which included additional information about the Company’s critical accounting policies, contractual obligations, practices and the transactions that support the financial results, and provided a more comprehensive summary of the Company’s outlook, trends and strategies for 2008 and beyond.

Forward-Looking Statements

The nature of the Company’s business and the many countries in which it operates subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties.  In accordance with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary remarks regarding important factors which, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein.  Forward-looking statements contained herein could include, among other things, statements about our management confidence and strategies for performance; expectations for new and existing products, technologies, and opportunities; and expectations regarding growth, sales, cash flows, earnings and Economic Value Added (EVA®).  These statements can be identified by the use of such terms as “may,” “could,” “expect,” “anticipate,” “intend,” “believe,” or other comparable terms.

Factors which could cause results to differ include, but are not limited to:  (1) changes in the worldwide business environment in which the Company operates, including general economic conditions; (2) changes in currency exchange rates, interest rates and capital costs; (3) changes in the performance of stock and bond markets that could affect, among other things, the valuation of the assets in the Company’s pension plans and the accounting for pension assets, liabilities and expenses; (4) changes in governmental laws and regulations, including environmental, tax and import tariff standards; (5) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services and technologies; (6) unforeseen business disruptions in one or more of the many countries in which the Company operates due to political instability, civil disobedience, armed hostilities or other calamities; (7) the seasonal nature of the businesses; (8) the successful integration of the Company’s acquisitions; (9) the amount and timing of repurchases of the Company’s common stock, if any; and (10) other risk factors listed from time to time in the Company’s SEC reports.  A further discussion of these, along with other potential factors, can be found in Part I, Item 1A, “Risk Factors,” of the Company’s Form 10-K for the year ended December 31, 2007.  The Company cautions that these factors may not be exhaustive and that many of these factors are beyond the Company’s ability to control or predict.  Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.  The Company undertakes no duty to update forward-looking statements except as may be required by law.

Executive Overview

The Company achieved record quarterly performances for sales, income from continuing operations and diluted earnings per share from continuing operations in the first quarter of 2008.  This resulted from the Company’s strategy of constructing a well-balanced industrial services-based portfolio of businesses based on three operating platforms, focused on growth through prudent acquisitions and increased geographical diversity.  Consistent with last year, both the Access Services Segment and the All Other Category (Minerals & Rail Services and Products) led the Company’s performance, setting new quarterly records for sales and operating income.

The Company’s first quarter 2008 revenues from continuing operations were a record $987.8 million.  This is an increase of $147.8 million or 18% over the first quarter of 2007.  Organic growth contributed 7% to the growth in sales, while acquisitions contributed 3% and favorable foreign exchange effects contributed the remaining 7%.  This performance reflects the Company’s balance as well as its ability to grow organically and through acquisitions.  Income from continuing operations was a record $56.9 million compared with $45.4 million in 2007, an increase of 25%.  Diluted earnings per share from continuing operations were a record $0.67, a 24% increase over 2007.

Overall, the global markets in which the Company participates remain strong and the Company has expansion opportunities to pursue its prudent acquisition strategy of seeking further accretive bolt-on acquisitions, as well as organic investments in its industrial services platforms. The Company expects continued strength in its operations in 2008, particularly from the Access Services Segment, as well as the All Other Category (Minerals & Rail Services and Products).  In addition, the Company expects gradual improvement from the first quarter 2008 Mill Services Segment performance in the remainder of 2008, as the implementation of business optimization initiatives continues; contracts performing below acceptable returns are renegotiated, and in some cases, possibly exited; certain low-margin businesses are divested; the effects of restructuring actions are realized; and new contracts are signed and work begins as our geographic expansion strategy in high-return regions continues.

During the first quarter of 2008, the Company had net cash provided by operating activities of $32.0 million, a 23% decrease from $41.7 million achieved in the first quarter of 2007.  This decrease was due primarily to a $20 million income tax payment (mostly as a result of the December 2007 gain on the sale of the discontinued Gas Technologies business) and an increase in inventories to meet near-term demand.  Despite the first quarter decline, the Company expects to achieve record cash from operations for the full year 2008 exceeding 2007’s cash from operations of $471.7 million.  The Company’s cash flows are further discussed in the Liquidity and Capital Resources section.

Segment Overview
The Access Services Segment’s revenues in the first quarter of 2008 were $378.8 million compared with $316.2 million in the first quarter of 2007, a 20% increase.  Operating income increased by 8% to $37.8 million, from $35.0 million in the first quarter of 2007.  Operating margins for the Segment declined by 110 basis points to 10.0% from 11.1% in the first quarter of 2007.  Operating results for the 2007 first quarter benefited from a non-recurring $1.6 million pre-tax gain on the sale of an asset.  The improved revenue and operating income in the quarter was due principally to strong end-market demand and positive foreign currency translation effects.  Demand was balanced and broad-based as organic growth of 10% was generated in the Middle East, North America, Western and Eastern Europe and Asia Pacific as these economies continue to make significant investment in new construction and infrastructure.  This Segment accounted for 38% of the Company’s revenues and 38% of the operating income for the first quarter of 2008.

Revenues for the first quarter of 2008 for the Mill Services Segment were $416.7 million compared with $360.8 million in the first quarter of 2007, a 16% increase.  Organic growth contributed 3% to the growth in sales, while acquisitions contributed 4% and positive foreign currency translation contributed 9%.  Operating income decreased by 10% to $29.2 million, from $32.3 million in the first quarter of 2007, and operating margins decreased by 200 basis points to 7.0% from 9.0%.  The decrease in operating income and margins was due principally to increased operating and maintenance expenses including significantly higher fuel costs, as well as protracted negotiations on certain low-return contracts. This Segment accounted for 42% of the Company’s revenues and 29% of the operating income for the first quarter of 2008.

Revenues in the first quarter of 2008 for the All Other Category (Minerals & Rail Services and Products) were $192.2 million compared with $163.0 million in the first quarter of 2007, an increase of 18%.  Operating income increased by 75% to $33.9 million, from $19.4 million in the first quarter of 2007.  Operating margins for the Segment increased by 580 basis points to 17.7% from 11.9% in the first quarter of 2007.  All of the six businesses contributed higher operating income and margins in the first quarter of 2008 compared with the first quarter of 2007, and the Category’s results were led by the strong performances of the railway and track maintenance services and equipment business and the minerals and recycling technologies business.  This Category accounted for 19% of the Company’s revenues and 34% of the operating income for the first quarter of 2008.

Outlook Overview
The Company’s operations span several industries and products as more fully discussed in Part I, Item 1, “Business,” of the Company’s Form 10-K for the year-ended December 31, 2007.  On a macro basis, the Company is affected by non-residential and infrastructure construction and industrial maintenance and capital improvement activities; worldwide steel mill production and capacity utilization; industrial production volume and maintenance activity; and the general business trend towards the outsourcing of services.  The overall outlook for 2008 continues to be positive for most of these business drivers.

Both international and domestic Access Services activity remain strong.  Operating performance in 2008 for this Segment is expected to continue to benefit from increased non-residential and infrastructure construction spending and industrial services activity in the Company’s major markets; selective strategic investments and acquisitions in existing and new markets and expansion of current product lines; further market penetration from new services; service cross-selling opportunities among the markets served; and enterprise business optimization opportunities including new technology applications, consolidated procurement, logistics and continuous process improvement initiatives.  Further prudent global expansion and market share gains are also expected from this Segment.

The long-term growth outlook for the Mill Services Segment remains positive as the future value of Mill Services contracts is at record levels and global steel usage is forecast to increase in 2008 and 2009.  Although the Company expects it will take several quarters to resolve issues that led to the underperformance of the first quarter 2008, many contracts allow the Company to ultimately recoup some of the higher fuel costs which negatively affected operating results in the quarter.  The Company is pursuing a multi-pronged strategy to address higher fuel costs including:  renegotiating contract escalation clauses; considering energy surcharges; customers procuring the fuel for the Company at lower cost; and site optimization initiatives that reduce fuel consumption.  In addition, the Company continues to renegotiate contracts performing at lower-than-acceptable returns.  These negotiations are expected to conclude over the remainder of 2008.  The Company is prepared to exit some of these contracts in an orderly fashion if required returns cannot be negotiated.  The Company continues to engage in enterprise business optimization initiatives, including introducing the new LeanSigma® program, which over time is expected to result in broad-scale improvement in business practices and consequently operating margin. In addition, new contract signings and start-ups, as well as the Company’s geographic expansion strategy, particularly in Eastern Europe and the Middle East, are expected to gradually have a positive effect on results in the longer term.  However, the Company may continue to experience higher operating costs such as maintenance and fuel costs, which could have a negative impact on operating income and margins to the extent these costs cannot be passed to the customer.

The outlook for the All Other Category (Minerals & Rail Services and Products) remains positive.  End-market demand remains strong and backlog continues at or near record levels for each business.  The Company continues to see strong bidding activity in its railway track maintenance services and equipment business, new contract opportunities for its minerals and recycling technologies business, and potential geographic expansion within its products businesses.

The stable or improved market conditions for most of the Company’s services and products and the significant investments made for acquisition and growth-related capital expenditures provide the base for achieving the Company’s stated objective of growth in diluted earnings per share from continuing operations and net cash provided by operating activities for the full year 2008.  The record performance for sales, operating income and diluted earnings per share from continuing operations achieved in the first three months of 2008 provides a solid foundation towards achieving the full-year objectives.

	Revenues by Region
	Total Revenues Three Months Ended March 31		Percentage Growth From 2007 to 2008
(In millions)	2008	2007	Volume	Currency	Total
Western Europe	$462.8	$416.6	1.1%	10.0%	11.1%
North America	323.7	276.8	15.7	1.2	16.9
Latin America (a)	61.1	45.6	19.5	14.5	34.0
Middle East and Africa	60.3	41.4	47.2	(1.5)	45.7
Eastern Europe	44.4	26.9	42.2	22.8	65.0
Asia/Pacific	35.5	32.7	(6.5)	14.9	8.4
Total	$987.8	$840.0	10.2%	7.4%	17.6%

(a)	Includes Mexico.

Revenues outside Western Europe and North America constituted 20% of total revenues for the first quarter of 2008, compared to 17% for the first quarter of 2007.  The Company’s goal is to increase such revenues to about 30% of total revenues over the next three years.

2008 Highlights
The following significant items affected the Company overall during the first quarter of 2008 in comparison with the first quarter of 2007:

Company Wide:
•
Continued strong worldwide economic activity benefited the Company in the first quarter of 2008.  This included increased access equipment services, sales and rentals, especially in the Middle East and North America; as well as increased demand for railway track maintenance services and equipment, minerals and recycling technologies services, air-cooled heat exchangers and industrial grating products.

•
Operating income and margins for the Mill Services Segment were negatively affected by increased operating expenses, including higher fuel costs, as well as certain contracts with lower-than-acceptable margins.

•
During the first quarter of 2008, sales and operating income generated outside the United States were 70% and 76%, respectively, of total sales and operating income.  This compares with the first quarter of 2007 levels of 69% of sales and 75% of operating income. Additionally, the Company continues to expand its geographical footprint in emerging economies such as the Middle East, Eastern Europe, and Latin America.

Access Services Segment:
	Three Months Ended March 31
(In millions)	2008	2007
Revenues	$378.8	$316.2
Operating income	37.8	35.0
Operating margin percent	10.0%	11.1%

Access Services Segment – Significant Impacts on Revenues	Three Months Ended March 31
(In millions)
Revenues – 2007	$316.2
Net increased volume and new business	32.8
Impact of foreign currency translation	29.0
Acquisitions	0.8
Revenues – 2008	$378.8

Access Services Segment – Significant Impacts on Operating Income:
•
In the first quarter of 2008, the Segment’s operating results continued to improve due to increased non-residential, commercial and infrastructure construction spending throughout the world, and in particular the Middle East and Asia Pacific.  The Company has benefited from its recent rental equipment capital investments made in these markets.

•
Demand in the North American non-residential construction and industrial maintenance markets remained strong in the first quarter of 2008.  This resulted in higher sales volume in the first quarter 2008 compared with 2007, which caused overall margins and operating income in North America to improve.

•
Operating income and margins for the first quarter of 2008 were unfavorably affected by the earlier Easter holiday period and weather-related delays in the delivery of new equipment for growth initiatives.  In contrast, results for the first quarter of 2007 benefited from unusually high export sales amounts and a $1.6 million gain on the sale of an asset.

•	Foreign currency translation in the first quarter of 2008 increased operating income for this Segment by $3.8 million, compared with the first quarter of 2007.

Mill Services Segment:
	Three Months Ended March 31
(In millions)	2008	2007
Revenues	$416.7	$360.8
Operating income	29.2	32.3
Operating margin percent	7.0%	9.0%

Mill Services Segment – Significant Impacts on Revenues	Three Months Ended March 31
(In millions)
Revenues – 2007	$360.8
Impact of foreign currency translation	30.9
Acquisitions	14.2
Increased volume and new business	10.8
Revenues – 2008	$416.7

Mill Services Segment – Significant Effects on Operating Income:
•
Despite overall increased volume, operating income for the first quarter of 2008 was negatively affected by increased operating and maintenance expenses, including higher fuel costs, as well as certain contracts performing at lower-than-acceptable returns.

•	The 2007 acquisitions of Alexander Mill Services International (“AMSI”) and Performix increased operating income in the first quarter of 2008 compared to 2007.
•	Foreign currency translation in the first quarter of 2008 increased operating income for this Segment by $4.8 million, compared with the first quarter of 2007.

All Other Category - Minerals & Rail Services and Products:
	Three Months Ended March 31
(In millions)	2008	2007
Revenues	$192.2	$163.0
Operating income	33.9	19.4
Operating margin percent	17.7%	11.9%

All Other Category - Minerals & Rail Services and Products – Significant Impacts on Revenues	Three Months Ended March 31
(In millions)
Revenues – 2007	$163.0
Acquisitions	11.6
Air-cooled heat exchangers	8.3
Railway track maintenance services and equipment	4.1
Industrial grating products	2.9
Impact of foreign currency translation	2.1
Other changes not individually discussed	0.2
Revenues – 2008	$192.2

All Other Category - Minerals & Rail Services and Products – Significant Impacts on Operating Income:
•
The railway track maintenance services and equipment business delivered increased income in the first quarter of 2008 compared with 2007 due to increased repair parts volume and a favorable rail equipment sales mix, partially offset by higher selling, general and administrative expenses.

•
The Category continued to benefit from the strong performance of the Excell Minerals business.  Operating results for 2007 include only two months of activity as Excell Minerals was acquired as of February 1, 2007.

•	Strong demand in the natural gas market resulted in increased volume and operating income for the air-cooled heat exchangers business.
•	Increased operating income for the industrial grating products business was due to increased demand and favorable pricing.
•	Operating income for the boiler and process equipment business was higher in 2008 compared with 2007 due primarily to a $1.0 million gain on the sale of an asset.
•
Despite lower volume and an unfavorable product mix for the roofing granules and abrasives business in the first quarter of 2008, operating income increased due to price increases, which offset higher manufacturing costs.

•	Foreign currency translation in the first quarter of 2008 decreased operating income for the Category by $0.3 million compared with the first quarter of 2007.

Outlook, Trends and Strategies
Looking to the remainder of 2008 and beyond, the following significant items, trends and strategies are expected to affect the Company:

Company Wide:
•
The Company will continue its disciplined focus on expanding its industrial services businesses, with a particular emphasis on prudently growing the Access Services Segment, especially in emerging economies and other targeted markets.  Growth is expected to be achieved through the provision of additional services to existing customers, new contracts in both developed and emerging markets, and selective strategic acquisitions.  Additionally, new higher-margin service and sales opportunities in railway track maintenance services and equipment will be pursued globally.

•
The Company will continue to invest in selective strategic acquisitions and growth capital investments; however, management will continue to be very selective and disciplined in allocating capital, choosing projects with the highest Economic Value Added (“EVA®”) potential.

•
The implementation of the Company’s enterprise-wide LeanSigma® continuous process improvement program in 2008 and beyond should provide long-term efficiencies as the Company executes its enterprise optimization initiatives.

•
In addition to LeanSigma®, the Company will continue to implement enterprise-wide business optimization initiatives to further enhance margins for most businesses.  These initiatives include improved supply-chain and logistics management; operating site and capital employed optimization; and added emphasis on global procurement.

•
The Company will place a strong focus on corporate-wide expansion into emerging economies in the coming years.  More specifically, within the next three to five years, the Company’s global growth strategies include steady, targeted expansion in the Asia-Pacific, Eastern Europe, Latin America, and Middle East and Africa to further complement the Company’s already-strong presence throughout Europe and North America.  This strategy is expected to result in a significant increase to the Company’s presence in these markets to approximately 30% of total Company revenues.  Revenues in these markets were approximately 20% for the quarter ended March 31, 2008.

•	The Company expects to generate cash flow from operating activities exceeding the record of $472 million achieved in 2007. This will support the Company’s growth initiatives and help reduce debt.
•
The continued growth of the Chinese steel industry, as well as other Asian emerging economies, could impact the Company in several ways.  Increased steel mill production in China, and in other Asian countries, may provide additional service opportunities for the Mill Services Segment.  However, if Asian steel exports increase, that could result in lower steel production in other parts of the world, affecting the Company’s customer base.  Additionally, continued increased Chinese economic activity may result in increased commodity costs in the future, which may adversely affect the Company’s businesses.  The potential impact of these risks is currently unknown.

•
Volatility in energy and commodity costs (e.g., fuel, natural gas, steel, etc.) and worldwide demand for these commodities could have an adverse impact on the Company’s operating costs and ability to obtain the necessary raw materials.  Cost increases could result in reduced operating income for certain products and services, to the extent that such costs cannot be passed on to customers.  The effect of continued Middle East armed hostilities on the cost of fuel and commodities is currently unknown, but it could have an adverse impact on the Company’s operating costs.  However, increased volatility in energy and commodity costs may provide additional service opportunities for the Mill Services Segment and several businesses in the All Other Category (Minerals & Rail Services and Products) as customers may tend to outsource more services to reduce overall costs.  Such volatility may also provide opportunities for additional petrochemical plant maintenance and capital improvement projects.  As discussed above, the Company is implementing enterprise-wide optimization programs to help mitigate these costs.

•
Foreign currency translation had an overall favorable effect on the Company’s sales, operating income and Stockholders’ Equity during the first quarter of 2008 in comparison with the first quarter of 2007.  If the U.S. dollar strengthens, particularly in relationship to the euro or British pound sterling, the impact on the Company would generally be negative in terms of reduced sales, operating income and Stockholders’ Equity.  Should the U.S. dollar weaken further in relationship to these currencies, the impact on the Company would generally be positive in terms of higher sales, operating income and Stockholders’ Equity.

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

•
Changes in worldwide interest rates, particularly in the United States and Europe, could have a significant effect on the Company’s overall interest expense, as approximately 54% of the Company’s borrowings are at variable interest rates as of March 31, 2008 (in comparison to approximately 49% at December 31, 2007).  The Company manages the mix of fixed-rate and floating-rate debt to preserve adequate funding flexibility, as well as control the effect of interest-rate changes on consolidated interest expense. Strategies to further reduce related risks are under consideration.
•
As the Company continues the strategic expansion of its global footprint and implements tax planning opportunities, the 2008 effective income tax rate is expected to be lower than 2007.  The effective income tax rate for continuing operations was 28.9% and 31.2% for first quarter of 2008 and 2007, respectively.  The decrease in the effective income tax rate for the first quarter of 2008 was primarily due to increased earnings in jurisdictions with lower tax rates.

Access Services Segment:
•
Both the international and domestic Access Services businesses have experienced buoyant markets that are expected to remain stable during 2008.  Specifically, international and North American non-residential and infrastructure construction activity continues at high volume levels.

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

Mill Services Segment:
•
To maintain pricing levels, a more disciplined and consolidated steel industry continues to adjust production levels to bring inventories in-line with current demand.  The Company expects global steel production to increase in 2008 and 2009.  Increased steel production would generally have a favorable effect on this Segment’s revenues.

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

•
The Company will continue to place significant emphasis on improving operating margins of this Segment and gradual improvement is expected through the remainder of 2008 and into 2009.  Margin improvements are most likely to be achieved through internal enterprise business optimization efforts; renegotiating or exiting contracts with lower-than-acceptable returns, principally in North America; divesting low-margin product lines; continuing to execute a geographic expansion strategy in Eastern Europe, the Middle East and Africa, Latin America and Asia Pacific; and implementing continuous process improvement initiatives including LeanSigma® projects, global procurement initiatives, site efficiency programs, technology enhancements, maintenance best practices programs, and reorganization actions.

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
•
International demand for the railway track maintenance services and equipment business’s products and services is expected to be strong in the long term.  A large multi-year equipment order signed in 2007 with China is an example of the underlying strength of the international markets.  Due to long lead-times, this order is expected to generate revenues beginning in the second half of 2008 and lasting through 2011.  In addition, increased volume of contract services and enterprise business optimization initiatives are expected to improve margins on a long-term basis.

•
Worldwide supply and demand for steel and other commodities could have an adverse impact on raw material costs and the ability to obtain the necessary raw materials for several businesses in this Category.  The Company has implemented certain strategies to help ensure continued product supply to our customers and mitigate the potentially negative impact that rising steel and other commodity prices could have on operating income.  If steel or other commodity costs associated with the Company’s manufactured products increase and the costs cannot be passed on to the Company’s customers, operating income would be adversely affected.  Additionally, decreased availability of steel or other commodities could affect the Company’s ability to produce manufactured products in a timely manner.  If the Company cannot obtain the necessary raw materials for its manufactured products, then revenues, operating income and cash flows will be adversely affected.

•
The abrasives business is expected to continue to perform well in the near-term, although operating margins could be impacted by volatile energy prices that affect both production and transportation costs.  This business continues to pursue cost and site optimization initiatives and the use of more energy-efficient equipment to help mitigate future energy-related increases.

•	Due to a strong natural gas market and additional North American opportunities, demand for air-cooled heat exchangers is expected to remain strong through the remainder of 2008 and into 2009.

Results of Operations

	Three Months Ended March 31
(Dollars are in millions, except per share and percentages)	2008	2007
Revenues from continuing operations	$987.8	$840.0
Cost of services and products sold	731.0	625.6
Selling, general and administrative expenses	156.6	127.8
Other income	(0.3)	(0.9)
Operating income from continuing operations	99.4	86.6
Interest expense	17.1	18.6
Income tax expense from continuing operations	24.2	21.6
Income from continuing operations	56.9	45.4
Income from discontinued operations	0.1	2.2
Net income	57.0	47.7
Diluted earnings per common share from continuing operations	0.67	0.54
Diluted earnings per common share	0.67	0.56
Effective income tax rate for continuing operations	29.0%	31.2%

Comparative Analysis of Consolidated Results

Revenues
Revenues for the first quarter of 2008 increased $147.8 million or 18% from the first quarter of 2007.  The increase was attributable to the following significant items:

Changes in Revenues – 2008 vs. 2007	First Quarter
(In millions)
Effect of foreign currency translation.	$62.0
Net increased revenues (excluding acquisitions) in the Access Services Segment due principally to growth in the Middle East and continued strength in North America and Europe.	32.8
Effect of business acquisitions in the Mill Services Segment ($14.2 million), the All Other Category - Minerals & Rail Services and Products ($11.6 million), and in the Access Services Segment ($0.8 million).	26.6
Net increased volume and new business in the Mill Services Segment (excluding acquisitions).	10.8
Increased revenues of the air-cooled heat exchangers business due to a continued strong natural gas market.	8.3
Increased revenues in the railway track maintenance services and equipment business due to increased repair parts sales and rail equipment sales.	4.1
Increased revenues in the industrial grating products business due to continued strong demand and favorable pricing.	2.9
Other (minor changes across the various units not already mentioned).	0.3
Total Change in Revenues – 2008 vs. 2007	$147.8

Cost of Services and Products Sold
Cost of services and products sold for the first quarter of 2008 increased $105.4 million, or 17%, from the first quarter of 2007, a slightly lower rate than the 18% increase in revenues.  This increase was attributable to the following significant items:

Changes in Cost of Services and Products Sold – 2008 vs. 2007	First Quarter
(In millions)
Effect of foreign currency translation.	$46.5
Increased costs due to increased revenues (exclusive of the effect of foreign currency translation and business acquisitions, and including the impact of increased commodity costs included in selling prices).	40.7
Effect of business acquisitions.	20.8
Other.	(2.6)
Total Change in Cost of Services and Products Sold – 2008 vs. 2007	$105.4

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses for the first quarter of 2008 increased $28.8 million or 23% from the first quarter of 2007.  The increase in SG&A expense was attributable to the following significant items with the principal driver being the continued expansion of the business:

Changes in Selling, General and Administrative Expenses – 2008 vs. 2007	First Quarter
(In millions)
Increased compensation expense due to salary increases, increased headcount to fill key positions and employee incentive plan costs due to improved performance.	$11.6
Effect of foreign currency translation.	8.5
Increased commissions related to increased revenues.	2.4
Effect of business acquisitions.	2.3
Increased professional fees due to global optimization projects.	2.3
Other.	1.7
Total Change in Selling, General and Administrative Expenses – 2008 vs. 2007	$28.8

Other Income
This income statement classification includes impaired asset write-downs, employee termination benefit costs and costs to exit activities, offset by net gains on the disposal of non-core assets.  Net other income decreased from $0.9 million in the first quarter of 2007 to $0.3 million in the first quarter of 2008 due principally to a $0.6 million decrease in gains on the sale of non-core assets.

Interest Expense
Interest expense for the first quarter of 2008 decreased $1.5 million or 8% from the first quarter of 2007.  This decrease was principally due to lower overall debt levels and a lower interest rate environment in 2008.  However, foreign currency translation increased interest expense by $0.4 million.

Income Tax Expense from Continuing Operations
Income tax expense from continuing operations increased $2.6 million or 12% for the first quarter of 2008 compared with the first quarter of 2007.  This was due to increased earnings from continuing operations, partially offset by a decrease in the effective income tax rate from continuing operations of 29.0% for the first quarter of 2008 compared with 31.2% for the first quarter of 2007.  The decrease in the effective income tax rate for the first quarter of 2008 was primarily due to increased earnings in jurisdictions with lower tax rates.

Income from Continuing Operations
Income from continuing operations increased $11.5 million or 25% in the first quarter of 2008 compared with the first quarter of 2007.  This increase resulted from continued strong demand for most of the Company’s services and products, the effect of business acquisitions and the effect of favorable foreign currency translation.

Income from Discontinued Operations
Income from discontinued operations totaled $0.1 million in the first quarter of 2008 compared to $2.2 million in the first quarter of 2007.  Discontinued operations were comprised of the Company’s Gas Technologies Segment, the sale of which was completed in December 2007. See Note 2, “Acquisitions and Dispositions,” in Part II, Item 8, Financial Statements and Supplementary Data, of the Company’s 2007 Form 10-K for additional information on the disposition of the Gas Technologies Segment.

Net Income and Earnings Per Share
Net income of $57.0 million and diluted earnings per share of $0.67 in the first quarter of 2008 exceeded the first quarter of 2007 by $9.3 million or 19% and $0.11 or 20%, respectively.  These increases are primarily due to increased income from continuing operations for the reasons described above.

Liquidity and Capital Resources

Overview
During the first quarter of 2008, the Company generated $32.0 million in operating cash, 23% lower than the $41.7 million in the first quarter of 2007.  This decrease was principally due to a $20 million income tax payment (mostly as a result of the December 2007 gain on the sale of the discontinued Gas Technologies business) and an increase in inventories to meet near-term demand.  These decreases were partially offset by higher net income and the timing of payments for accounts payable.  Despite the first quarter decrease in operating cash, the Company expects to achieve record cash from operations for the full year 2008, exceeding 2007’s $471.7 million.

In the first quarter of 2008, the Company invested $119.8 million in capital expenditures (over 52% of which were for revenue-growth projects); returned $16.9 million to stockholders through the repurchase of Company stock; and paid $16.5 million in stockholder dividends.

The Company’s net cash borrowings increased $93.5 million in the first quarter of 2008 to fund capital expenditures.  Balance sheet debt, which is affected by foreign currency translation, increased $111.4 million from December 31, 2007.  The debt to total capital ratio increased from 40.8% to 41.7% as a result of increased borrowings.

One of the Company’s strategic objectives for 2008 is to generate record cash provided by operating activities.  The Company plans to sustain its balanced portfolio through its strategy of redeploying discretionary cash for prudent growth and international diversification in the Access Services Segment; in long-term, high-return and high-renewal-rate services contracts for the Mill Services Segment, principally in emerging economies; for growth and international diversification in the All Other Category (Minerals & Rail Services and Products); and for selective bolt-on acquisitions in the industrial services businesses.  The Company also foresees continuing its long and consistent history of paying dividends to stockholders.

The Company is also focused on improved working capital management.  Specifically, enterprise business optimization programs are being used to improve the effective and efficient use of working capital, particularly accounts receivable in the Access Services and Mill Services Segments.

Sources and Uses of Cash
The Company’s principal sources of liquidity are cash from operations and borrowings under its various credit agreements, augmented periodically by cash proceeds from asset sales.  The primary drivers of the Company’s cash flow from operations are the Company’s sales and income, particularly in the services businesses.  The Company’s long-term Mill Services contracts provide predictable cash flows for several years into the future.  (See “Certainty of Cash Flows” section for additional information on estimated future revenues of Mill Services contracts and order backlogs for the Company’s manufacturing businesses and railway track maintenance services and equipment business).  Cash returns on capital investments made in prior years, for which no cash is currently required, are a significant source of operating cash.  Depreciation expense related to these investments is a non-cash charge.  The Company also intends to maintain working capital at a manageable level based upon the requirements and seasonality of the businesses.

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

Resources available for cash requirements – The Company meets its on-going cash requirements for operations and growth initiatives by accessing the public debt markets and by borrowing from banks.  Public markets in the United States and Europe are accessed through its commercial paper programs and through discrete-term note issuance to investors.  Various bank credit facilities are available throughout the world.  The Company expects to utilize both the public debt markets and bank facilities to meet its cash requirements in the future.  The following chart illustrates the amounts outstanding under credit facilities and commercial paper programs and available credit at March 31, 2008.

Summary of Credit Facilities and Commercial Paper Programs	As of March 31, 2008
(In millions)	Facility Limit	Outstanding Balance	Available Credit

U.S. commercial paper program	$550.0	$405.3	$144.7

Euro commercial paper program	316.1	161.1	155.0

Multi-year revolving credit facility (a)	450.0	—	450.0

364-day revolving credit facility (a)	450.0	—	450.0

Bilateral credit facility (b)	50.0	19.9	30.1

Totals at March 31, 2008	$1,816.1	$586.3	$1,229.8	(c)

(a)	U.S.-based program
(b)	International-based program
(c)	Although the Company has significant available credit, it is the Company’s policy to limit aggregate commercial paper and credit facility borrowings at any one time to a maximum of $950 million.

Pursuant to the renewal of the Company’s bilateral credit facility in February 2008, the Company amended its policy to limit aggregate commercial paper and credit facility borrowings at any one time to a maximum of $950 million.  For more information on the Company’s credit facilities and long-term notes, see Note 6, “Debt and Credit Agreements,” to the Company’s Form 10-K for the year ended December 31, 2007.

Credit Ratings and Outlook – The following table summarizes the Company’s debt ratings at March 31, 2008:

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

Working Capital Position – Changes in the Company’s working capital are reflected in the following table:

(Dollars are in millions)	March 31 2008	December 31 2007	Increase (Decrease)
Current Assets
Cash and cash equivalents	$114.9	$121.8	$(6.9)
Accounts receivable, net	902.4	824.1	78.3
Inventories	362.8	310.9	51.9
Other current assets	88.6	88.0	0.6
Assets held-for-sale	0.5	0.5	—
Total current assets	1,469.2	1,345.3	123.9
Current Liabilities
Notes payable and current maturities	184.9	68.7	116.2
Accounts payable	332.5	307.8	24.7
Accrued compensation	88.4	108.9	(20.5)
Income taxes payable	36.2	41.3	(5.1)
Other current liabilities	371.3	347.3	24.0
Total current liabilities	1,013.3	874.0	139.3
Working Capital	$455.9	$471.3	$(15.4)
Current Ratio	1.4:1	1.5:1

Working capital decreased approximately 3% in the first quarter of 2008 due principally to the following factors:

•
Net accounts receivable increased $78.3 million primarily due to the higher sales levels in the Access Services, Mill Services, and the railway track maintenance services and equipment business; foreign currency translation and the timing of collections.

•
The $51.9 million increase in inventory balances related principally to higher quantities to support increased demand in the Access Services and the railway track maintenance services and equipment business, higher price levels for inventory purchases in the March 2008 quarter and foreign currency translation.

•	Notes payable and current maturities increased $116.2 million primarily due to the anticipated payment of commercial paper borrowings within one year.

•	Accounts payable increased $24.7 million primarily due to the timing of payments; foreign currency translation and increase in costs of inventory purchased.

•	Accrued compensation decreased $20.5 million due principally to the payments of incentive compensation earned during 2007.

•
Other current liabilities increased $24.1 million due principally to accrued interest; accrued business optimization costs within Access Services; foreign currency translation, partially offset by payments on existing accruals.

Certainty of Cash Flows – The certainty of the Company’s future cash flows is underpinned by the long-term nature of the Company’s mill services contracts and the strong discretionary cash flows (operating cash flows in excess of the amounts necessary for capital expenditure to maintain current revenue levels) generated by the Company.  Traditionally, the Company has utilized these discretionary cash flows for growth-related capital expenditures.  At December 31, 2007, the Company’s mill services contracts had estimated future revenues of $5.0 billion.  As of March 31, 2008, the Company had an order backlog of $501.4 million in its All Other Category (Minerals & Rail Services and Products).  This compares with $448.1 million at December 31, 2007.  The increase from December 31, 2007 is due principally to increased demand for certain products within the railway track maintenance services and equipment business, as a result of the new international orders, as well as heat exchangers and industrial grating.  The railway track maintenance services and equipment business backlog includes a significant portion that will not be realized until 2009 and later due to the long lead-time necessary to build certain equipment, and the long-term nature of certain service contracts.  Order backlog for scaffolding, shoring and forming services; for roofing granules and slag abrasives; and the reclamation and recycling of high-value content from steelmaking slag is excluded from the above amounts.  These amounts are generally not quantifiable due to the short order lead times for certain services, the nature and timing of the products and services provided and equipment rentals with the ultimate length of the rental period often unknown.

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

Cash Flow Summary
The Company’s cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

Summarized Cash Flow Information
	Three Months Ended March 31
(In millions)	2008	2007
Net cash provided by (used in):
Operating activities	$32.0	$41.7
Investing activities	(107.1)	(291.6)
Financing activities	61.4	249.2
Effect of exchange rate changes on cash	6.8	1.4
Net change in cash and cash equivalents	$(6.9)	$0.8	(a)

(a) Does not total due to rounding

Cash From Operating Activities – Net cash provided by operating activities in the first quarter of 2008 was $32.0 million, a decrease of $9.7 million (23%) from the first quarter of 2007.  The decreased cash from operations was primarily due to a $20 million income tax payment (mostly as a result of the December 2007 gain on the sale of the discontinued Gas Technologies business) and to a lesser extent, increased inventories.  These decreases were partially offset by higher net income and the timing of payments in accounts payable.

Cash Used in Investing Activities – Net cash used in investing activities in the first quarter of 2008 declined compared to the same period of 2007 due principally to the $210.0 million purchase of Excell Minerals in 2007, partially offset by increased capital expenditures in the first quarter of 2008.  In the first quarter of 2008, cash used in investing activities was $107.1 million consisting primarily of capital investments in the first quarter of 2008 of $119.8 million.  This was an increase in capital investments of $36.5 million (44%) over the first quarter of 2007.  Over 52% of the investments were for projects intended to grow future revenues.  Investments were made predominantly in the industrial services businesses, with 44% in the Access Services Segment and 52% in the Mill Services Segment.  Throughout the remainder of 2008 and into 2009, the Company plans to continue to manage its balanced portfolio and invest in value creation projects including prudent, bolt-on acquisitions, principally in the industrial services business.

Cash From Financing Activities – The following table summarizes the Company’s debt and capital positions at March 31, 2008 and December 31, 2007.

(Dollars are in millions)	March 31 2008	December 31 2007
Notes Payable and Current Maturities	$184.9	$68.7
Long-term Debt	1,007.4	1,012.1
Total Debt	1,192.3	1,080.8
Total Equity	1,668.0	1,566.1
Total Capital	$2,860.3	$2,646.9
Total Debt to Total Capital	41.7%	40.8%

The first quarter has historically been the slowest quarter for cash flow and, as expected, the Company’s debt as a percent of total capital as of March 31, 2008 increased from December 31, 2007.  Overall debt increased primarily due to capital expenditures for growth initiatives, and to a lesser extent, due to foreign currency translation resulting from the weakening of the U.S. dollar in comparison with the euro and the British pound sterling.  Additionally, total equity increased due principally to foreign currency translation and net income in the first quarter ended March 31, 2008.

Debt Covenants
The Company’s credit facilities and certain notes payable agreements contain covenants requiring a minimum net worth of $475 million and a maximum debt to capital ratio of 60%.  Based on balances at March 31, 2008, the Company could increase borrowings by approximately $1.3 billion and still be within its debt covenants.  Alternatively, keeping all other factors constant, the Company’s equity could decrease by approximately $873.5 million and the Company would still be within its covenants.  Additionally, the Company’s 7.25% British pound sterling-denominated notes, due October 27, 2010, also include a covenant that permits the note holders to redeem their notes, at par, in the event of a change of control of the Company or disposition of a significant portion of the Company’s assets.  The Company expects to be compliant with these debt covenants one year from now.

Cash and Value-Based Management
The Company plans to continue with its strategy of selective prudent investing for strategic purposes for the foreseeable future.  The goal of this strategy is to improve the Company’s Economic Value Added (“EVA®”) under the program that commenced January 1, 2002.  Under this program, the Company evaluates strategic investments based upon the investment’s economic profit.  EVA equals after-tax operating profits less a charge for the use of the capital employed to create those profits (only the service cost portion of pension expense is included for EVA purposes).  Therefore, value is created when a project or initiative produces a return above the cost of capital.  In the first quarter of 2008, improvement in EVA was achieved compared with the first quarter of 2007.

The Company is committed to continue paying dividends to stockholders.  The Company has increased the dividend rate for fourteen consecutive years, and in February 2008, the Company paid its 231st consecutive quarterly cash dividend.  In February 2008, the Company declared its 232nd consecutive quarterly cash dividend.  The Company also plans to use discretionary cash flows to pay down debt.  Additionally, the Company has remaining authorization to repurchase up to 1.7 million of its shares through January 31, 2009.

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

New Financial Accounting Standards Issued
Information on new financial accounting standards issued is included in Note J, “New Financial Accounting Standards Issued,” in Part I, Item 1, Financial Statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Part II, Item 1A, “Risk Factors,” for quantitative and qualitative disclosures about market risk.

ITEM 4.    CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures as of March 31, 2008.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.  There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the first quarter of 2008.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Information on legal proceedings is included under Part I, Item 1, Note G labeled “Commitments and Contingencies.”

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in the Company’s Form 10-K (Part I, Item 1A) for the year ended December 31, 2007 (filed with the Commission on February 29, 2008).

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c).           Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2008 – January 31, 2008	—	—	—	2,000,000
February 1, 2008 – February 29, 2008	300,000	$56.19	300,000	1,700,000
March 1, 2008 – March 31, 2008	—	—	—	1,700,000
Total	300,000	$56.19	300,000

The Company’s share repurchase program was extended by the Board of Directors in November 2007.  The program authorizes the repurchase of up to 2,000,000 shares of the Company’s common stock and expires January 31, 2009.  As of March 31, 2008, there are 1,700,000 shares remaining under that authorization.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

At the annual meeting of stockholders held on April 22, 2008 in Camp Hill, Pennsylvania, the following proposals were voted upon by stockholders:

•	Stockholders elected the following ten nominees to the Board of Directors to terms expiring in 2009 under the declassified Board structure approved at the 2005 annual meeting.

The Board of Directors voting tabulation was as follows:

Name	For No. of Shares	Withheld No. of Shares
G. D. H. Butler	49,627,717	26,123,631
K. G. Eddy	48,205,831	27,545,517
S. D. Fazzolari	49,667,560	26,083,788
T. D. Growcock	75,200,032	551,316
J. J. Jasinowski	48,178,635	27,572,713
D. H. Pierce	49,539,890	26,211,458
C. F. Scanlan	49,509,788	26,241,560
J. I. Scheiner	49,544,395	26,206,953
A. J. Sordoni, III	46,310,921	29,440,427
R. C. Wilburn	44,197,935	31,553,413

•
Stockholders approved the appointment of PricewaterhouseCoopers LLP as independent accountants to audit the financial statements of the Company for the fiscal year ending December 31, 2008 by the following vote:

For No. of Shares	Against No. of Shares	Abstentions No. of Shares
67,827,601	7,601,965	321,782

ITEM 5.                      OTHER INFORMATION

DIVIDEND INFORMATION

On February 26, 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.195 per share, payable May 15, 2008, to stockholders of record as of April 15, 2008.

ELECTION OF CHAIRMAN OF THE BOARD

Following the Annual Meeting of Stockholders on April 22, 2008, the Company’s Board of Directors elected Salvatore D. Fazzolari as Chairman and CEO of the Company, succeeding Derek C. Hathaway upon his retirement which became fully effective that date.  Mr. Fazzolari had previously been appointed CEO effective January 1, 2008.

ITEM 6.                      EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number	Description

31 (a)	Certification Pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

31 (b)	Certification Pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARSCO CORPORATION
(Registrant)

DATE	May 8, 2008	/S/ Stephen J. Schnoor
Stephen J. Schnoor
Senior Vice President and Chief Financial Officer

DATE	May 8, 2008	/S/ Richard M. Wagner
Richard M. Wagner
Vice President and Controller