Form 10-Q
period 2008-06-30
HARSCO CORP
filed 2008-08-07
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐            NO  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2008
Common stock, par value $1.25 per share	84,309,181

HARSCO CORPORATION
FORM 10-Q
INDEX

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Statements of Income (Unaudited)	3
	Condensed Consolidated Balance Sheets (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows (Unaudited)	5
	Condensed Consolidated Statements of Comprehensive Income (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7 -19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19 - 34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	35

Item 4.	Submission of Matters to a Vote of Security Holders	35

Item 5.	Other Information	35 - 36

Item 6.	Exhibits	36

SIGNATURES		37

PART I – FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(In thousands, except per share amounts)	2008	2007	2008	2007
Revenues from continuing operations:
Service revenues	$944,490	$810,429	$1,797,118	$1,533,244
Product revenues	155,098	135,720	290,260	252,931
Total revenues	1,099,588	946,149	2,087,378	1,786,175

Costs and expenses from continuing operations:
Cost of services sold	686,531	585,677	1,324,589	1,124,215
Cost of products sold	105,215	97,580	198,162	184,659
Selling, general and administrative expenses	160,332	127,313	316,964	255,068
Research and development expenses	1,508	734	2,561	1,727
Other (income) expenses	163	(1,003)	(117)	(1,916)
Total costs and expenses	953,749	810,301	1,842,159	1,563,753

Operating income from continuing operations	145,839	135,848	245,219	222,422

Equity in income of unconsolidated entities, net	246	285	650	413
Interest income	886	1,173	1,800	2,212
Interest expense	(19,075)	(20,540)	(36,194)	(39,116)

Income from continuing operations before income taxes and minority interest	127,896	116,766	211,475	185,931

Income tax expense	(35,000)	(37,388)	(59,188)	(58,989)

Income from continuing operations before minority interest	92,896	79,378	152,287	126,942

Minority interest in net income	(2,525)	(2,335)	(5,025)	(4,459)

Income from continuing operations	90,371	77,043	147,262	122,483

Discontinued operations:
Income (loss) from discontinued business	(841)	8,379	(586)	11,500
Income tax expense	353	(2,353)	246	(3,260)
Income (loss) from discontinued operations	(488)	6,026	(340)	8,240
Net Income	$89,883	$83,069	$146,922	$130,723

Average shares of common stock outstanding	84,271	84,145	84,323	84,097

Basic earnings per common share:
Continuing operations	$1.07	$0.92	$1.75	$1.46
Discontinued operations	(0.01)	0.07	(0.00)	0.10
Basic earnings per common share	$1.07 (a)	$0.99	$1.74 (a)	$1.55 (a)

Diluted average shares of common stock outstanding	84,751	84,702	84,801	84,641

Diluted earnings per common share:
Continuing operations	$1.07	$0.91	$1.74	$1.45
Discontinued operations	(0.01)	0.07	(0.00)	0.10
Diluted earnings per common share	$1.06	$0.98	$1.73 (a)	$1.54 (a)
Cash dividends declared per common share	$0.1950	$0.1775	$0.3900	$0.3550

(a) Does not total due to rounding.

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)	June 30 2008	December 31 2007
ASSETS
Current assets:
Cash and cash equivalents	$123,309	$121,833
Trade accounts receivable, net	907,802	779,619
Other receivables	59,895	44,475
Inventories	368,108	310,931
Other current assets	99,165	88,016
Assets held-for-sale	1,261	463
Total current assets	1,559,540	1,345,337
Property, plant and equipment, net	1,710,827	1,535,214
Goodwill, net	744,662	720,069
Intangible assets, net	178,278	188,864
Other assets	119,850	115,946
Total assets	$4,313,157	$3,905,430

LIABILITIES
Current liabilities:
Short-term borrowings	$140,217	$60,323
Current maturities of long-term debt	8,096	8,384
Accounts payable	370,652	307,814
Accrued compensation	95,136	108,871
Income taxes payable	35,310	41,300
Dividends payable	16,437	16,444
Insurance liabilities	53,240	44,823
Advances on contracts	82,380	52,763
Other current liabilities	251,440	233,248
Total current liabilities	1,052,908	873,970
Long-term debt	1,039,476	1,012,087
Deferred income taxes	183,350	174,423
Insurance liabilities	67,919	67,182
Retirement plan liabilities	107,939	120,536
Other liabilities	98,963	91,113
Total liabilities	2,550,555	2,339,311

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, Series A junior participating cumulative preferred stock	—	—
Common stock	138,870	138,665
Additional paid-in capital	133,859	128,622
Accumulated other comprehensive income (loss)	94,251	(2,501)
Retained earnings	2,017,106	1,904,502
Treasury stock	(621,484)	(603,169)
Total stockholders’ equity	1,762,602	1,566,119
Total liabilities and stockholders’ equity	$4,313,157	$3,905,430

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended June 30
(In thousands)	2008	2007

Cash flows from operating activities:
Net income	$146,922	$130,723
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
Depreciation	157,542	132,787
Amortization	15,449	12,959
Equity in income of unconsolidated entities, net	(650)	(414)
Dividends or distributions from unconsolidated entities	484	176
Other, net	(2,687)	(821)
Changes in assets and liabilities, net of acquisitions
and dispositions of businesses:
Accounts receivable	(104,705)	(93,118)
Inventories	(45,846)	(54,224)
Accounts payable	41,397	11,215
Accrued interest payable	15,818	15,057
Accrued compensation	(18,368)	(8,323)
Other assets and liabilities	5,057	50,579

Net cash provided by operating activities	210,413	196,596

Cash flows from investing activities:
Purchases of property, plant and equipment	(258,283)	(201,202)
Net use of cash associated with the purchases of businesses	(13,575)	(227,323)
Proceeds from sale of assets	7,167	10,773
Other investing activities	15,279	(1,845)

Net cash used by investing activities	(249,412)	(419,597)

Cash flows from financing activities:
Short-term borrowings, net	73,783	220,926
Current maturities and long-term debt:
Additions	686,373	466,480
Reductions	(675,649)	(446,171)
Cash dividends paid on common stock	(32,899)	(29,837)
Common stock issued-options	1,276	3,899
Common stock acquired for treasury	(16,858)	—
Other financing activities	(3,436)	(3,448)

Net cash provided by financing activities	32,590	211,849

Effect of exchange rate changes on cash	7,885	5,819

Net increase (decrease) in cash and cash equivalents	1,476	(5,333)

Cash and cash equivalents at beginning of period	121,833	101,260

Cash and cash equivalents at end of period	$123,309	$95,927

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
	Three Months Ended June 30
(In thousands)	2008	2007

Net income	$89,883	$83,069

Other comprehensive income (loss):
Foreign currency translation adjustments	14,411	28,129

Net gains (losses) on cash flow hedging instruments, net of deferred income taxes of ($745) and $5 in 2008 and 2007, respectively	1,846	(10)

Pension liability adjustments, net of deferred income taxes of ($937) and $242 in 2008 and 2007, respectively	2,342	(549)

Marketable securities, unrealized loss, net of deferred income taxes of $11 and $1 in 2008 and 2007, respectively	(20)	(2)

Reclassification adjustment for gain on cash flow hedging instruments included in net income, net of deferred income taxes of $2 and $1 in 2008 and 2007, respectively	(3)	(1)

Other comprehensive income	18,576	27,567

Total comprehensive income	$108,459	$110,636

	Six Months Ended June 30
(In thousands)	2008	2007

Net income	$146,922	$130,723

Other comprehensive income (loss):
Foreign currency translation adjustments	89,168	35,438

Net gains (losses) on cash flow hedging instruments, net of deferred income taxes of ($700) and $5 in 2008 and 2007, respectively	1,699	(10)

Pension liability adjustments, net of deferred income taxes of ($2,378) and ($4,148) in 2008 and 2007, respectively	5,930	9,474

Marketable securities, unrealized loss, net of deferred income taxes of $21 and $1 in 2008 and 2007, respectively	(39)	(2)

Reclassification adjustment for gain on cash flow hedging instruments included in net income, net of deferred income taxes of $4 and $3 in 2008 and 2007, respectively	(6)	(6)

Other comprehensive income	96,752	44,894

Total comprehensive income	$243,674	$175,617

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A.    Opinion of Management

Financial information of Harsco Corporation and its majority-owned subsidiaries (the “Company”) furnished herein, which is unaudited, in the opinion of management reflects all adjustments (all of which are of a normal recurring nature) that are necessary to present a fair statement of the interim period.  The year-end condensed balance sheet information contained in this Form 10-Q was derived from 2007 audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America for a year-end report.  The unaudited interim information contained herein should also be read in conjunction with the Company’s 2007 Form 10-K filing.  Certain reclassifications were made to prior year’s amounts to conform with the current year presentation.

Operating results and cash flows for the three and six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

B.    Review of Operations by Segment

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007

(In thousands)	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)

Access Services Segment	$429,176	$58,134	$360,921	$49,305

Mill Services Segment	445,490	37,114	380,824	36,670

Segment Totals	874,666	95,248	741,745	85,975

All Other Category (Minerals & Rail Services and Products)	224,862	52,036	204,404	50,539

General Corporate	60	(1,445)	—	(666)

Consolidated Totals	$1,099,588	$145,839	$946,149	$135,848

	Six Months Ended June 30, 2008		Six Months Ended June 30, 2007

(In thousands)	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)

Access Services Segment	$808,000	$95,972	$677,130	$84,346

Mill Services Segment	862,206	66,321	741,594	68,978

Segment Totals	1,670,206	162,293	1,418,724	153,324

All Other Category (Minerals & Rail Services and Products)	417,052	85,978	367,451	69,918

General Corporate	120	(3,052)	—	(820)

Consolidated Totals	$2,087,378	$245,219	$1,786,175	$222,422

Reconciliation of Segment Operating Income to Consolidated Income from Continuing Operations
Before Income Taxes and Minority Interest
	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2008	2007	2008	2007

Segment Operating Income	$95,248	$85,975	$162,293	$153,324

All Other Category (Minerals & Rail Services and Products)	52,036	50,539	85,978	69,918

General Corporate	(1,445)	(666)	(3,052)	(820)

Operating income from continuing operations	145,839	135,848	245,219	222,422

Equity in income of unconsolidated entities, net	246	285	650	413

Interest income	886	1,173	1,800	2,212

Interest expense	(19,075)	(20,540)	(36,194)	(39,116)

Income from continuing operations before income taxes and minority interest	$127,896	$116,766	$211,475	$185,931

C.    Accounts Receivable and Inventories

At June 30, 2008 and December 31, 2007, Trade accounts receivable of $907.8 million and $779.6 million, respectively, were net of an allowance for doubtful accounts of $25.9 million and $25.6 million, respectively.  The provision for doubtful accounts was $1.8 million and $1.9 million for the three months ended June 30, 2008 and 2007, respectively.  For the six months ended June 30, 2008 and 2007, the provision for doubtful accounts was $3.2 million and $4.7 million, respectively.  Other receivables include insurance claim receivables, employee receivables, tax claims receivable and other miscellaneous receivables not included in Trade accounts receivable, net.

Inventories consist of the following:

	Inventories
(In thousands)	June 30 2008	December 31 2007

Finished goods	$201,190	$161,013
Work-in-process	24,907	23,776
Raw materials and purchased parts	86,272	76,735
Stores and supplies	55,739	49,407

Total Inventories	$368,108	$310,931

D.    Property, Plant and Equipment

Property, plant and equipment consists of the following:
(In thousands)	June 30 2008	December 31 2007
Land and improvements	$50,714	$47,250
Buildings and improvements	183,400	175,744
Machinery and equipment	3,307,969	2,997,425
Uncompleted construction	79,471	75,167
Gross property, plant and equipment	3,621,554	3,295,586
Less accumulated depreciation	(1,910,727)	(1,760,372)
Net property, plant and equipment	$1,710,827	$1,535,214

E.    Goodwill and Other Intangible Assets

The following table reflects the changes in carrying amounts of goodwill by segment for the six months ended June 30, 2008:

Goodwill by Segment
(In thousands)	Access Services Segment	Mill Services Segment	All Other Category – Minerals & Rail Services and Products	Consolidated Totals

Balance as of December 31, 2007, net of accumulated amortization	$254,856	$348,311	$116,902	$720,069

Goodwill acquired (a)	11,626	—	—	11,626

Changes to goodwill (b)	1,336	(5,895)	266	(4,293)

Foreign currency translation	7,922	9,128	210	17,260

Balance as of June 30, 2008, net of accumulated amortization	$275,740	$351,544	$117,378	$744,662

(a)	Relates to acquisitions of Baviera S.R.L., Buckley Scaffolding and Sovereign Access Services Limited, see Note F “Acquisition and Dispositions.”
(b)	Relates principally to opening balance sheet adjustments.

Goodwill is net of accumulated amortization of $106.3 million and $103.7 million at June 30, 2008 and December 31, 2007, respectively.  The change in accumulated amortization reflects foreign currency translation adjustments.

The following table reflects intangible assets by major category:

Intangible Assets
	June 30, 2008		December 31, 2007
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$160,921	$35,295	$157,717	$25,137

Non-compete agreements	3,483	3,102	3,382	2,952

Patents	6,871	4,423	6,805	4,241

Other	67,211	17,388	66,266	12,821

Total	$238,486	$60,208	$234,170	$45,151

During the first six months of 2008, the Company acquired the following intangible assets (by major class) which are subject to amortization.

Acquired Intangible Assets
(In thousands)	Gross Carrying Amount	Residual Value	Weighted-average Amortization Period

Customer relationships	$2,087	None	6 years

Non-compete agreements	78	None	2 years

Other	478	None	2 years

Total	$2,643

There were no research and development assets acquired and written off in the first six months of 2008 or 2007.

Amortization expense for intangible assets was $7.3 million and $14.5 million for the second quarter and first six months of 2008, respectively.  This compares with $7.3 million and $12.3 million for the second quarter and first six months of 2007, respectively.  The following table shows the estimated amortization expense for the next five fiscal years based on current intangible assets:

(In thousands)	2008	2009	2010	2011	2012

Estimated amortization expense (a)	$28,400	$27,200	$26,700	$25,300	$12,600

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

In March 2008, the Company acquired Romania-based Baviera S.R.L. (“Baviera”), a distributor of formwork and scaffolding products in Romania.  The acquisition of Baviera provides the Company with an operating platform in one of the fastest-growing construction markets in Eastern Europe.  Baviera recorded revenues of approximately $3 million in 2007 and has been included in the Access Services Segment.

In April 2008, the Company acquired Sovereign Access Services Limited (“Sovereign”), a United Kingdom-based provider of mastclimber work platform rental equipment.  Sovereign recorded revenues of approximately $7 million in 2007 and has been included in the Access Services Segment.

The above acquisitions, individually and in the aggregate, are not material to the Company’s financial position and results of operations.  Goodwill arising from the acquisitions will be subject to periodic impairment testing and acquired other intangible assets will be amortized over their estimated useful lives.

Dispositions
Consistent with the Company’s strategic focus to grow and allocate financial resources to its industrial services businesses, on December 7, 2007, the Company sold its Gas Technologies business group to Wind Point Partners, a private equity investment firm based in Chicago, Illinois.  The terms of the sale include a total purchase price of $340 million, including $300 million paid in cash at closing and $40 million payable in the form of an earnout contingent on the Gas Technologies group achieving certain performance targets in 2008 or 2009.  The Company recorded a $26.4 million after-tax gain on the sale in the fourth quarter of 2007.  The amount of this gain is not final at June 30, 2008, due to possible final working capital adjustments, as provided in the purchase agreement, and the potential earnout.

Assets Held for Sale
Throughout the past several years, management approved the sale of certain long-lived assets (primarily land and buildings) throughout the Company’s operations.  The net property, plant and equipment reflected as assets held-for-sale in the June 30, 2008 and December 31, 2007 Condensed Consolidated Balance Sheets was $1.3 million and $0.5 million, respectively.

G.    Debt and Credit Agreements

In May 2008, the Company completed an offering in the United States of 5.75%, ten-year senior notes totaling $450.0 million.  Net proceeds of $446.6 million were used to reduce the Company’s U.S. and euro commercial paper borrowings by $286.4 million and $160.2 million, respectively.  The notes include a covenant that permits the note holders to redeem their notes at 101% of par in the event of a change in control of the Company, or disposition of a significant portion of the Company’s assets in combination with a downgrade of the Company’s credit rating to non-investment grade.  The Company was in compliance with this covenant at June 30, 2008.

The maturities of long-term debt for the five annual periods following June 30, 2008 are as follows:

(In millions)
July 1, 2008 – June 30, 2009	$8.1
July 1, 2009 – June 30, 2010	41.5
July 1, 2010 – June 30, 2011	398.4
July 1, 2011 – June 30, 2012	1.8
July 1, 2012 – June 30, 2013	—

The following table summarizes credit facilities and commercial paper programs and available credit at June 30, 2008.

(In millions)	Facility Limit	Outstanding Balance	Available Credit

U.S. commercial paper program	$550.0	$70.6	$479.4

Euro commercial paper program	315.8	65.2	250.6

Multi-year revolving credit facility (a)	450.0	—	450.0

364-day revolving credit facility (a)	450.0	—	450.0

Bilateral credit facility (b)	50.0	—	50.0

Totals at June 30, 2008	$1,815.8	$135.8	$1,680.0	(c)

(a)	U.S.-based program.
(b)	International-based program.
(c)
Although the Company has significant available credit, practically, the Company limits aggregate commercial paper and credit facility borrowings at any one time to a maximum of $950 million (the aggregate amount of the back-up facilities).

In conjunction with the note issuance and euro commercial paper program reduction noted above, the Company entered into a cross currency interest rate swap in order to lock in a fixed euro interest rate for $250.0 million of the borrowing.  The swap expires in 2018 and had an unrealized gain of $1.1 million, net of $0.4 million of deferred taxes, included in Other comprehensive income at June 30, 2008.

H.    Commitments and Contingencies

Royalty Expense Dispute
The Company was involved in a royalty expense dispute with the Canada Revenue Agency (“CRA”).  The CRA disallowed certain expense deductions claimed by the Company’s Canadian subsidiary on its 1994-1998 tax returns.  The Company completed settlement discussions with the CRA which resulted in a resolution and closure of the matter in the fourth quarter of 2007.  The settlement resulted in a refund to the Company in the amount of approximately $5.9 million Canadian dollars, representing a refund of the payment made to the CRA in the fourth quarter of 2005, with the interest accrued on the 2005 settlement being utilized to satisfy the final assessment of $0.6 million Canadian dollars.

The Ontario Ministry of Finance (“Ontario”) also proposed to disallow certain expense deductions for the period 1994-1998.  In July 2008, the Company and Ontario settled this matter in a manner consistent with the results obtained by the Company with the CRA.  The settlement resulted in a total refund to the Company of approximately $4.9 million Canadian dollars, representing a refund of payments made to Ontario, plus accrued interest.  A portion of these amounts was utilized to satisfy the final assessment of $0.4 million Canadian dollars.

Environmental
The Company is involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a “potentially responsible party” for certain waste disposal sites.  While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company.  The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected.  The Condensed Consolidated Balance Sheets at June 30, 2008, and December 31, 2007, include accruals of $4.3 million and $3.9 million, respectively, for environmental matters.  The amounts charged against pre-tax income related to environmental matters totaled $0.8 million and $1.3 million for the first six months of 2008 and 2007, respectively.

The Company and an unrelated third party received a notice of violation in November 2007 from the United States Environmental Protection Agency (“the EPA”), in connection with an alleged violation by the Company and such third party of certain applicable federally enforceable air pollution control requirements in connection with the operation of a slag processing area located on the third party’s Pennsylvania facility.  The Company and such third party have promptly taken steps to remedy the situation.  The Company and the third party are negotiating with the EPA to resolve this matter and received a proposal of settlement from the EPA in May 2008.  The Company has evaluated its potential liability and its financial exposure is dependent on such factors as the effectiveness of the remedial measures taken and the allocation of any penalty among the potentially responsible parties.  The Company anticipates that its portion of any penalty would exceed $0.1 million.  However, the Company does not expect that any sum it may have to pay in connection with this matter would have a material adverse effect on its financial position, results of operations or cash flows.

The Company evaluates its liability for future environmental remediation costs on a quarterly basis.  Actual costs to be incurred at identified sites in future periods may vary from the estimates, given inherent uncertainties in evaluating environmental exposures.  The Company does not expect that any sum it may have to pay in connection with environmental matters in excess of the amounts recorded or disclosed above would have a material adverse effect on its financial position, results of operations or cash flows.

Derailment
One of the Company’s production rail grinders derailed near Baxter, California on November 9, 2006, resulting in two crew member fatalities and the near total loss of the rail grinder.  Government and private investigations into the cause of the derailment are on-going.  Most of the clean-up and salvage efforts were completed during 2007, and the site is in a closure monitoring phase.  Estimated environmental remediation expenses to complete the clean-up have been recognized in the financial statements as of June 30, 2008.  Following the incident, the Company’s remaining rail grinders were inspected by the Federal Railroad Administration (“FRA”) and each grinder was found to be in compliance with legal requirements.  The Company also regularly inspects its grinders to ensure they are in proper working condition and in compliance with contractual commitments.  The Company believes that the insurance proceeds already received from the loss of the rail grinder have offset the majority of incurred expenses, which have been recognized in the financial statements as of June 30, 2008, and insurance proceeds should be available to cover any future liabilities.  Therefore, the Company does not believe that the derailment will have a material adverse effect on its financial position, results of operations, or cash flows.

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

As of June 30, 2008, there are 26,292 pending asbestos personal injury claims filed against the Company.  Of these cases, 25,751 were pending in the New York Supreme Court for New York County in New York State.  The other claims, totaling 541, are filed in various counties in a number of state courts, and in certain Federal District Courts (including New York), and those complaints generally assert lesser amounts of damages than the New York State court cases or do not state any amount claimed.

As of June 30, 2008, the Company has obtained dismissal by stipulation, or summary judgment prior to trial, in 17,770 cases.

In view of the persistence of asbestos litigation nationwide, which has not yet been sufficiently addressed either politically or legally, the Company expects to continue to receive additional claims.  However, there have been developments during the past several years, both by certain state legislatures and by certain state courts, which could favorably affect the Company’s ability to defend these asbestos claims in those jurisdictions.  These developments include procedural changes, docketing changes, proof of damage requirements and other changes that require plaintiffs to follow specific procedures in bringing their claims and to show proof of damages before they can proceed with their claim.  An example is the action taken by the New York Supreme Court (a trial court), which is responsible for managing all asbestos cases pending within New York County in the State of New York.  This Court issued an order in December 2002 that created a Deferred or Inactive Docket for all pending and future asbestos claims filed by plaintiffs who cannot demonstrate that they have a malignant condition or discernable physical impairment, and an Active or In Extremis Docket for plaintiffs who are able to show such medical condition.  As a result of this order, the majority of the asbestos cases filed against the Company in New York County have been moved to the Inactive Docket until such time as the plaintiff can show that they have incurred a physical impairment.  As of June 30, 2008, the Company has been listed as a defendant in 396 Active or In Extremis asbestos cases in New York County.  The Court’s Order has been challenged by plaintiffs.

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

Insurance liabilities are recorded in accordance with SFAS 5, “Accounting for Contingencies.”  Insurance reserves have been estimated based primarily upon actuarial calculations and reflect the undiscounted estimated liabilities for ultimate losses including claims incurred but not reported.  Inherent in these estimates are assumptions which are based on the Company’s history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends.  If actual claims differ from those projected by management, changes (either increases or decreases) to insurance reserves may be required and would be recorded through income in the period the change was determined.  When a recognized liability is covered by third-party insurance, the Company records an insurance claim receivable to reflect the covered liability.  Insurance claim receivables are included in Other receivables in the Company’s Balance Sheet.  See Note 1, “Summary of Significant Accounting Policies,” of the Company’s Form 10-K for the year ended December 31, 2007, for additional information on Accrued Insurance and Loss Reserves.

As indicated in Note F, “Acquisitions and Dispositions,” the working capital adjustments associated with the Gas Technologies divestiture have not yet been finalized.  The estimated amount of the adjustment considered probable by the Company is reflected in the Company’s financial statements as of June 30, 2008.  Any additional final adjustment amounts are not expected to be material to the Company’s financial position, results of operations or cash flows.

I.     Reconciliation of Basic and Diluted Shares

	Three Months Ended		Six Months Ended
	June 30		June 30
(Amounts in thousands, except per share data)	2008	2007	2008	2007

Income from continuing operations	$90,371	$77,043	$147,262	$122,483

Average shares of common stock outstanding used to compute basic earnings per common share	84,271	84,145	84,323	84,097

Dilutive effect of stock-based compensation	480	557	478	544

Average shares of common stock outstanding used to compute diluted earnings per common share	84,751	84,702	84,801	84,641

Basic earnings per common share from continuing operations	$1.07	$0.92	$1.75	$1.46

Diluted earnings per common share from continuing operations	$1.07	$0.91	$1.74	$1.45

All outstanding stock options and restricted stock units were included in the computation of diluted earnings per common share at June 30, 2008 and 2007.

J.           Employee Benefit Plans

Defined Benefit Pension (Income) Expense:	Three Months Ended June 30
	U. S. Plans		International Plans
(In thousands)	2008	2007	2008	2007

Defined benefit plans:
Service cost	$373	$783	$2,410	$2,105
Interest cost	3,727	3,868	13,958	12,414
Expected return on plan assets	(5,862)	(5,641)	(16,225)	(15,183)
Recognized prior service costs	83	212	256	229
Recognized losses	292	315	2,898	3,834
Amortization of transition liability	—	—	10	7
Curtailment/settlement loss	—	544	—	—
Defined benefit plans pension (income) expense	(1,387)	81	3,307	3,406
Less Discontinued Operations included in above	—	320	—	117
Defined benefit plans pension (income) expense – continuing operations	$(1,387)	$(239)	$3,307	$3,289

Defined Benefit Pension (Income) Expense:	Six Months Ended June 30
	U. S. Plans		International Plans
(In thousands)	2008	2007	2008	2007

Defined benefit plans:
Service cost	$994	$1,526	$4,802	$4,191
Interest cost	7,743	7,733	27,939	24,563
Expected return on plan assets	(12,089)	(11,135)	(32,487)	(30,106)
Recognized prior service costs	166	424	509	460
Recognized losses	584	698	5,819	7,598
Amortization of transition liability	—	—	19	13
Curtailment/settlement (gain) loss	(866)	2,091	—	—
Defined benefit plans pension (income) expense	(3,468)	1,337	6,601	6,719
Less Discontinued Operations included in above	(694)	2,187	—	231
Defined benefit plans pension (income) expense – continuing operations	$(2,774)	$(850)	$6,601	$6,488

Defined benefit pension expense in the second quarter and six months ended June 30, 2008 was $1.6 million and $4.9 million, respectively, lower than the comparable 2007 periods.  The decrease for the six months ended June 30, 2008 relates primarily to a settlement gain of $0.9 million in the first quarter of 2008 compared with a curtailment loss of $1.5 million in the first quarter of 2007.  Both of these items related to the Gas Technologies Segment that was disposed in December 2007.  The settlement gain was recognized in the first quarter of 2008 upon final transfer of pension assets and liabilities to an authorized trust established by the purchaser of the business.  Additionally, the expected return on plan assets increased $1.3 million in the second quarter of 2008 compared with the second quarter of 2007, and $3.3 million for the six months ended June 30, 2008, due principally to higher plan assets at the 2007 plan measurement dates.

In the quarter ended June 30, 2008, the Company contributed $0.3 million and $5.9 million to the U.S. and international defined benefit pension plans, respectively.  In the six months ended June 30, 2008, the Company contributed $0.6 million and $13.1 million to the U.S. and international defined benefit pension plans, respectively.  The Company currently anticipates contributing an additional $1.2 million and $11.1 million for the U.S. and international plans, respectively, during the remainder of 2008.

In the quarter ended June 30, 2008, the Company contributed $6.8 million and $3.4 million to multiemployer and defined contribution pension plans, respectively.  In the six months ended June 30, 2008, the Company contributed $13.5 million and $8.3 million to multiemployer and defined contribution plans, respectively.

Commencing in 2008, the Company eliminated the early measurement dates for its defined benefit pension plans.  In accordance with SFAS 158, the incremental effect of this transition required an adjustment to beginning retained earnings.  As a result of these adjustments, the Company recorded a net increase of $0.9 million to beginning Stockholders’ Equity as of January 1, 2008.

K.    New Financial Accounting Standards Issued

SFAS No. 157, “Fair Value Measurements” (“SFAS 157”)

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157 which formally defines fair value, creates a standardized framework for measuring fair value in generally accepted accounting principles in the United States (“GAAP”), and expands fair value measurement disclosures.  SFAS 157 was amended by FASB Staff Position (“FSP”) No.157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP SFAS 157-1”) and FSP No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”).  FSP SFAS 157-1 excludes SFAS No. 13, “Accounting for Leases,” (“SFAS 13”) as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS 13, from the scope of SFAS 157.  FSP FAS 157-2 delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008 (January 1, 2009 for the Company).

SFAS 157, as amended by FSP SFAS 157-2, is effective for the current fiscal year and was adopted by the Company as of January 1, 2008.  The adoption of SFAS 157, as it relates to financial assets, except for pension plan assets in regards to the funded status of pension plans recorded on the Consolidated Balance Sheet, and financial liabilities, had no impact on the consolidated financial statements.  Management is currently evaluating the potential impact of SFAS 157 as it relates to pension plan assets, nonfinancial assets, and nonfinancial liabilities on the consolidated financial statements.  See Note L, “Fair Value,” for SFAS 157 disclosures.

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”).

In December 2007, the FASB issued SFAS 160, which amends ARB No. 51, “Consolidated Financial Statements.”  SFAS 160 requires the reporting of noncontrolling (minority) interest in subsidiaries to be measured at fair value upon acquisition or loss of control and classified as a separate component of equity.  The accounting for transactions between an entity and noncontrolling interest must be treated as equity transactions.  SFAS 160 becomes effective for the Company on January 1, 2009.  The Company is currently evaluating the requirements of SFAS 160 and has not yet determined the impact on the consolidated financial statements.

SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”)

In December 2007, the FASB issued SFAS 141(R) which significantly modifies the accounting for business combinations.  SFAS 141(R) requires the acquiring entity in a business combination to recognize and measure the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date, with limited exceptions.  Liabilities related to contingent consideration are required to be recognized at acquisition and remeasured at fair value in each subsequent reporting period.  Restructuring charges, and all pre-acquisition related costs (e.g., deal fees for attorneys, accountants and investment bankers), must be expensed in the period they are incurred.  In addition, changes to acquisition-related deferred tax assets and unrecognized tax benefits recorded under FIN 48 made subsequent to the measurement period will generally impact income tax expense in that period as opposed to being recorded to goodwill.  SFAS 141(R) becomes effective for the Company on January 1, 2009.  The Company is currently evaluating the impact of adopting SFAS 141(R) on its consolidated financial statements.

SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”).

In March 2008, the FASB issued SFAS 161 which requires enhanced disclosures about the use of derivative instruments, the accounting for derivatives, and how derivatives impact financial statements to enable investors to better understand their effects on a company’s financial position, financial performance, and cash flows.  These requirements include the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format.  SFAS 161 becomes effective for the Company on January 1, 2009.  As SFAS 161 only requires enhanced disclosures, this standard will only impact notes to the consolidated financial statements.

FSP No. FAS 142-3 “Determination of the Useful life of Intangible Assets” (“FSP FAS 142-3”)

In April 2008, the FASB issued FSP No. FAS 142-3, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP.  FSP FAS 142-3 becomes effective for the Company on January 1, 2009.  The Company is currently evaluating the impact of adopting FSP FAS 142-3 on its consolidated financial statements.

FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“FSP EITF 03-6-1”)

In June 2008, the FASB issued FSP No. EITF 03-6-1 which states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  FSP EITF 03-6-1 becomes effective for the Company on January 1, 2009.  The Company has concluded that the adoption of FSP EITF 03-6-1 will not have a material impact on the consolidated financial statements.

L.    Fair Value

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair Value Measurements as of June 30, 2008
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	—	$4,233	—	$4,233
Foreign currency forward exchange contracts	—	2,720	—	2,720

Liabilities
Foreign currency forward exchange contracts	—	708	—	708
Cross-currency interest rate swap	—	2,711	—	2,711

The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information.  Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  The Company is able to classify fair value balances based on the observability of those inputs.  Commodity derivatives, foreign currency forward exchange contracts, and cross-currency interest rate swaps are classified as Level 2 fair value based upon pricing models using market-based inputs.  Model inputs can be verified and valuation techniques do not involve significant management judgment.

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

M.            Income Taxes

During the first quarter of 2007, the U.S. Internal Revenue service commenced its audit of the Company’s U.S. income tax returns for 2004 and 2005.  The Company expects that this audit will be completed in the third quarter of 2008 and the resolution will not have a material effect on the Company.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited financial statements as well as the Company’s annual Form 10-K for the year ended December 31, 2007, which includes additional information about the Company’s critical accounting policies, contractual obligations, practices and transactions that support the financial results, and provides a more comprehensive summary of the Company’s outlook, trends and strategies for 2008 and beyond.

Forward-Looking Statements
The nature of the Company’s business and the many countries in which it operates subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties.  In accordance with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary remarks regarding important factors which, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein.  Forward-looking statements contained herein could include, among other things, statements about management confidence and strategies for performance; expectations for new and existing products, technologies, and opportunities; and expectations regarding growth, sales, cash flows, earnings and Economic Value Added (“EVA®”).  These statements can be identified by the use of such terms as “may,” “could,” “expect,” “anticipate,” “intend,” “believe,” or other comparable terms.

Factors which could cause results to differ include, but are not limited to:  (1) changes in the worldwide business environment in which the Company operates, including general economic conditions; (2) changes in currency exchange rates, interest rates, commodity and fuel costs and capital costs; (3) changes in the performance of stock and bond markets that could affect, among other things, the valuation of the assets in the Company’s pension plans and the accounting for pension assets, liabilities and expenses; (4) changes in governmental laws and regulations, including environmental, tax and import tariff standards; (5) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services and technologies; (6) unforeseen business disruptions in one or more of the many countries in which the Company operates due to political instability, civil disobedience, armed hostilities or other calamities; (7) the seasonal nature of our business; (8) the integration of the Company’s acquisitions; (9) the amount and timing of repurchases of the Company’s common stock, if any; and (10) other risk factors listed from time to time in the Company’s SEC reports.  A further discussion of these, along with other potential factors, can be found in Part I, Item 1A, “Risk Factors,” of the Company’s Form 10-K for the year ended December 31, 2007.  The Company cautions that these factors may not be exhaustive and that many of these factors are beyond the Company’s ability to control or predict.  Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.  The Company undertakes no duty to update forward-looking statements except as may be required by law.

Executive Overview
The Company achieved record performance in the second quarter and first six months of 2008 for sales, income from continuing operations and diluted earnings per share from continuing operations.  This resulted from the Company’s strategy of constructing a well-balanced industrial services-based portfolio of businesses based on three scalable operating platforms, focused on growth through prudent acquisitions and increased geographical diversity.  Consistent with last year, both the Access Services Segment and the All Other Category (Minerals & Rail Services and Products) led the Company’s performance.

The Company’s second quarter 2008 revenues from continuing operations were a record $1.1 billion.  This is an increase of $153.5 million or 16% over the second quarter of 2007.  Organic growth contributed 8% to the growth in sales, while acquisitions contributed 2% and favorable foreign currency translation effects contributed 6%.  This performance reflects the Company’s balance as well as its ability to grow organically and through acquisitions.  Income from continuing operations was a record $90.4 million compared with $77.0 million in 2007, an increase of 17%.  Diluted earnings per share from continuing operations were a record $1.07, an 18% increase over 2007.

Revenues for the first six months of 2008 were a record $2.1 billion.  This is an increase of $301.2 million or 17% over the first six months of 2007.  Organic growth contributed 8% to the growth in sales, while acquisitions contributed 2% and favorable foreign currency translation effects contributed 7%.  Income from continuing operations was a record $147.3 million, compared with $122.5 million in the first six months of 2007, a 20% increase.  Diluted earnings per share from continuing operations were a record $1.74, a 20% increase from the first six months of 2007.

In the second quarter of 2008, all major business platforms of the Company achieved improved sales and operating income over the June 2007 quarter highlighting the diversity and balance of the Company.  Most of the global markets in which the Company participates remained strong and the Company has expansion opportunities to pursue its prudent acquisition strategy of seeking further accretive bolt-on acquisitions, as well as organic investments in its industrial services platforms.  The Company continued to make progress on its geographic expansion strategy as sales in 2008 reflect an increasing geographic balance, especially in emerging markets.  Revenues outside Western Europe and North America were approximately 21% of total revenues for the first six months of 2008 compared to 17% for the first six months of 2007.  The Company’s continued geographic expansion strategy is expected to result in a significant increase to the Company’s presence in emerging markets to approximately 30% of total Company revenues over the next three years, and closer to 40% in the longer-term.

The Company generated operating margin improvement in the Mill Services Segment from the first to the second quarter of 2008 and expects this quarter-by-quarter improvement trend to continue gradually for the remainder of 2008 and into 2009 as strategies are executed to mitigate the impact of higher fuel costs; the implementation of business optimization initiatives continues; contracts performing below acceptable returns are renegotiated or in some cases exited; the effects of restructuring actions are realized; and new contracts are signed.

During the second quarter of 2008, the Company had record net cash provided by operating activities of $178.5 million, a 15% increase from the $154.9 million achieved in the second quarter of 2007.  For the first six months of 2008, the Company had record net cash provided by operating activities of $210.4 million, compared with $196.6 million for the first six months of 2007, a 7% increase.  The Company expects to achieve record cash from operations for the full year 2008, exceeding 2007’s previous record of $471.7 million.  Additionally, in the first half of 2008, the Company invested a record $258.3 million in capital expenditures (over 56% of which were for revenue-growth projects).  The Company’s cash flows are further discussed in the Liquidity and Capital Resources section.

Segment Overview
The Access Services Segment’s revenues in the second quarter of 2008 were $429.2 million compared with $360.9 million in the second quarter of 2007, a 19% increase.  Operating income increased by 18% to $58.1 million, from $49.3 million in the second quarter of 2007.  Operating margins for the Segment decreased by 20 basis points to 13.5% from 13.7% in the second quarter of 2007.  In comparison with the first six months of 2007, this Segment achieved period-over-period revenue growth of $130.9 million or 19%, and operating income growth of $11.6 million or 14%.  Operating margins for the first six months of 2008 decreased by 60 basis points to 11.9% from 12.5% for the first six months of 2007.  The record performance in revenues and operating income for the second quarter and first six months of 2008 was due principally to continued strong end-market demand and positive foreign currency translation effects.  Demand was balanced and broad-based as organic growth of 10% was generated primarily in certain parts of Western Europe, the Middle East, Eastern Europe and North America as these economies continued to make significant investment in new construction and infrastructure modernization and expansion.  Additionally, industrial maintenance activity remains strong particularly in North America and certain parts of Western Europe (particularly the Netherlands).  This Segment entered four new countries during the first six months of 2008: India, Russia, Romania and Panama.  Access Services accounted for 39% of the Company’s revenues for both the second quarter and the first six months of 2008; and 40% and 39% of the operating income for the second quarter and first six months of 2008, respectively.

Revenues for the second quarter of 2008 for the Mill Services Segment were $445.5 million compared with $380.8 million in the second quarter of 2007, a 17% increase.  Operating income increased by 1% to $37.1 million, from $36.7 million in the second quarter of 2007, and operating margins declined by 130 basis points to 8.3% from 9.6%.  However as expected, second quarter 2008 operating margins improved 130 basis points over the first quarter 2008 operating margins of 7.0%, reflecting the execution of business optimization strategies.  In comparison with the first six months of 2007, this Segment’s revenue increased by 16% to $862.2 million.  Operating income in the first six months of 2008 declined by 4% to $66.3 million from $69.0 million in the first six months of 2007, and operating margins declined 160 basis points to 7.7% from 9.3%.  The revenue growth in 2008 was primarily due to organic growth and positive foreign currency translation effects.  The decline in operating income and margins for the first six months of 2008 was due principally to increased operating and maintenance expenses, including significantly higher fuel costs, as well as protracted customer negotiations on certain underperforming contracts.  This Segment accounted for 41% of the Company’s revenues for both the second quarter and the first six months of 2008; and 25% and 27% of the operating income for the second quarter and first six months of 2008, respectively.

Revenues in the second quarter of 2008 for the All Other Category (Minerals & Rail Services and Products) were $224.9 million compared with $204.4 million in the second quarter of 2007, a 10% increase.  Operating income increased by 3% to $52.0 million, from $50.5 million in the second quarter of 2007.  For the second quarter of 2008, operating margins declined 160 basis points to 23.1% from 24.7% in the second quarter of 2007 due solely to a gain on an asset sale in 2007.  For the first six months of 2008, operating margins increased 160 basis points to 20.6% from 19.0% in the first six months of 2007.  All six of the businesses contributed higher revenues due to strong demand, with four businesses contributing higher operating income in the second quarter and first six months of 2008 compared with the prior-year periods.  This Category accounted for 20% of the Company’s revenues for both the second quarter and the first six months of 2008; and 35% and 34% of the operating income for the second quarter and first six months of 2008, respectively.

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

Global Access Services activity remains strong.  Operating performance in 2008 for this Segment is expected to continue to benefit from increased non-residential and infrastructure construction spending, especially in emerging markets, and industrial maintenance activity in the Company’s major markets; selective strategic investments and acquisitions in existing and new markets and expansion of current product lines; further market penetration from new services; service cross-selling opportunities among the markets served; and enterprise business optimization opportunities including new technology applications, consolidated procurement, logistics and LeanSigma® continuous process improvement initiatives.  Further prudent global expansion and market share gains are also expected from this Segment.

The long-term growth outlook for the Mill Services Segment remains positive as the future value of Mill Services contracts has increased since its record level in December 2007 and global steel consumption is forecast to increase in 2008 and 2009.  While considerable progress has been made in the second quarter on improving the operating margins in this Segment, as evidenced by the margin improvement of 130 basis points over the first quarter 2008 margins, the Company remains focused on continued improvement in future quarters.  Many contracts allow the Company to ultimately recoup some of the higher fuel costs which negatively affected operating results this year.  The Company is pursuing a multi-pronged strategy to address higher fuel costs including:  renegotiating contract escalation clauses and energy surcharges; customers procuring the fuel for the Company at lower cost; and site optimization initiatives that reduce fuel consumption.  In addition, the Company continues to renegotiate contracts performing at lower-than-acceptable returns.  These negotiations are expected to conclude over the remainder of 2008.  The Company is prepared to exit some of these contracts in an orderly fashion if required returns cannot be negotiated.  The Company continues to engage in enterprise business optimization initiatives including introducing the new LeanSigma® continuous improvement program, which over time is expected to result in broad-scale improvement in business practices and consequently operating margin.  In addition, new contract signings and start-ups, as well as the Company’s geographic expansion strategy, particularly in emerging markets, are expected to gradually have a positive effect on results in the longer term.  However, the Company may continue to experience higher operating costs such as maintenance and fuel costs, which could have a negative impact on operating income and margins to the extent these costs cannot be passed to the customer.

The outlook for the All Other Category (Minerals & Rail Services and Products) remains positive.  End-market demand remains strong and backlog continues at or near record levels for each business.  The Company continues to experience strong bidding activity in its railway track maintenance services and equipment business, new contract opportunities for its minerals and recycling technologies business, and potential geographic expansion within its products businesses.

The balance and diversity of the Company’s portfolio and the significant investments made for acquisitions and growth-related capital expenditures provide the base for achieving the Company’s stated objective of growth in diluted earnings per share from continuing operations and net cash provided by operating activities for the full year 2008.  The record performance for sales, operating income and diluted earnings per share from continuing operations achieved in the first six months of 2008 provides a solid foundation towards achieving the full-year objectives.

The following table highlights the Company’s increased geographical balance and diversity:

Revenues by Region
	Total Revenues Three Months Ended June 30		Percentage Growth From 2007 to 2008
(Dollars in millions)	2008	2007	Volume/Price/ New Business	Currency	Total
Western Europe	$503.3	$442.0	5.1%	8.8%	13.9%
North America	370.2	338.6	8.8	0.5	9.3
Latin America (a)	68.8	52.3	18.0	13.6	31.6
Middle East and Africa	67.9	51.2	34.5	(1.9)	32.6
Eastern Europe	53.2	32.3	39.7	25.1	64.8
Asia/Pacific	36.2	29.7	11.5	10.5	22.0
Total	$1,099.6	$946.1	10.1%	6.1%	16.2%
(a)	Includes Mexico

Revenues by Region
	Total Revenues Six Months Ended June 30		Percentage Growth From 2007 to 2008
(Dollars in millions)	2008	2007	Volume/Price/ New Business	Currency	Total
Western Europe	$966.1	$858.6	3.1%	9.4%	12.5%
North America	693.8	615.6	11.9	0.8	12.7
Latin America (a)	129.9	97.8	18.8	14.1	32.9
Middle East and Africa	128.2	92.6	40.2	(1.7)	38.5
Eastern Europe	97.7	59.2	40.7	24.2	64.9
Asia/Pacific	71.7	62.4	2.5	12.4	14.9
Total	$2,087.4	$1,786.2	10.2%	6.7%	16.9%
(a)	Includes Mexico

Revenues outside Western Europe and North America were approximately 21% of total revenues for the second quarter of 2008, compared to 17% for the second quarter of 2007.  The Company’s continued geographic expansion strategy is expected to result in a significant increase to the Company’s presence in emerging markets to approximately 30% of total Company revenues over the next three years, and closer to 40% in the longer-term.

2008 Highlights
The following significant items affected the Company overall during the second quarter and first six months of 2008, in comparison with the second quarter and first six months of 2007:

Company Wide:
•
Continued strong demand in most markets benefited the Company in the second quarter and first half of 2008.  This included increased access equipment services, sales and rentals, especially in parts of Europe and the Middle East; as well as increased demand for railway track maintenance services and equipment, air-cooled heat exchangers and industrial grating products.

•
Operating income and margins for the Mill Services Segment were negatively affected by increased operating expenses, mainly higher fuel costs, as well as certain contracts with lower-than-acceptable margins.

•
During the first half of 2008, sales and operating income generated outside the United States were 70% and 69%, respectively, of total sales and operating income.  This compares with the first half of 2007 levels of 68% of sales and 66% of operating income.  The Company continued to expand its geographical footprint in emerging markets such as the Middle East, Eastern Europe, Latin America and Asia-Pacific.

Access Services Segment:
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2008	2007	2008	2007
Revenues	$429.2	$360.9	$808.0	$677.1
Operating income	58.1	49.3	96.0	84.3
Operating margin percent	13.5%	13.7%	11.9%	12.5%

Access Services Segment – Significant Impacts on Revenues	Three Months Ended June 30	Six Months Ended June 30
(In millions)
Revenues – 2007	$360.9	$677.1
Net increased volume and new business	34.9	67.7
Impact of foreign currency translation	29.2	58.2
Acquisitions	4.2	5.0
Revenues – 2008	$429.2	$808.0

Access Services Segment – Significant Impacts on Operating Income:
•
In the second quarter and first six months of 2008, the Segment’s operating results continued to improve due to increased non-residential, commercial and infrastructure construction throughout the world, and in particular Asia/Pacific, certain parts of Europe and the Middle East.  The Company continues to benefit from its rental equipment capital investments made in both developed and emerging markets.  Additionally, industrial maintenance activity remains strong in both North America and certain parts of Western Europe (particularly the Netherlands).

•
Foreign currency translation in the second quarter and the first six months of 2008 increased operating income for this Segment by $5.3 million and $9.0 million compared with the second quarter and first six months of 2007.

•
In the second quarter and first six months of 2008, the segment’s operating results included a significant amount of increased costs associated with reorganization and new business optimization initiatives and further process and technology standardization.

Mill Services Segment:
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2008	2007	2008	2007
Revenues	$445.5	$380.8	$862.2	$741.6
Operating income	37.1	36.7	66.3	69.0
Operating margin percent	8.3%	9.6%	7.7%	9.3%

Mill Services Segment – Significant Impacts on Revenues	Three Months Ended June 30	Six Months Ended June 30
(In millions)
Revenues – 2007	$380.8	$741.6
Impact of foreign currency translation	27.3	58.3
Increased volume and new business	26.8	37.5
Acquisitions	10.6	24.8
Revenues – 2008	$445.5	$862.2

Mill Services Segment – Significant Effects on Operating Income:
•
Despite overall increased volume, operating income for the second quarter and first six months of 2008 was negatively affected by increased operating and maintenance expenses, particularly higher fuel costs, as well as certain contracts performing at lower-than-acceptable returns.

•	The 2007 acquisitions of Alexander Mill Services International (“AMSI”) and Performix increased operating income in the second quarter and first six months of 2008 compared to 2007.
•
Foreign currency translation in the second quarter and first six months of 2008 increased operating income for this Segment by $3.6 million and $8.3 million, respectively, compared with the second quarter and first six months of 2007.

All Other Category - Minerals & Rail Services and Products:
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2008	2007	2008	2007
Revenues	$224.9	$204.4	$417.1	$367.5
Operating income	52.0	50.5	86.0	69.9
Operating margin percent	23.1%	24.7%	20.6%	19.0%

All Other Category - Minerals & Rail Services and Products – Significant Impacts on Revenues	Three Months Ended June 30	Six Months Ended June 30
(In millions)
Revenues – 2007	$204.4	$367.5
Air-cooled heat exchangers	5.7	14.0
Acquisitions	0.9	12.5
Railway track maintenance services and equipment	4.1	8.5
Industrial grating products	4.6	7.5
Impact of foreign currency translation	1.4	3.5
Roofing granules and abrasives	1.2	2.6
Boiler and process equipment	1.7	1.2
Reclamation and recycling services	0.8	(0.2)
Other	0.1	—
Revenues – 2008	$224.9	$417.1

All Other Category - Minerals & Rail Services and Products – Significant Impacts on Operating Income:
•	Strong demand in the natural gas market resulted in increased volume and operating income for the air-cooled heat exchangers business in the second quarter and first six months of 2008.
•
The railway track maintenance services and equipment business delivered increased income in the second quarter and first six months of 2008 compared with 2007 due to increased repair parts volume and rail equipment sales, partially offset by higher selling, general and administrative expenses.  Additionally, contract services income increased for the first six months of 2008.

•
The industrial grating products business experienced higher sales as a result of strong demand; however, operating income increases were partially offset by rising prices of raw materials, particularly steel.

•	Operating income for the boiler and process equipment business was higher in the second quarter and first six months of 2008 due to increased demand and favorable pricing from suppliers.
•
Despite lower volume and an unfavorable product mix for the roofing granules and abrasives business in the second quarter and first six months 2008, operating income increased due to price increases, which were partially offset by higher manufacturing costs.

•
This Category benefited from a $1.0 million pre-tax gain on the sale of an asset in the first quarter of 2008.  This is offset by a $3.2 million pre-tax gain on the sale of an asset in the second quarter 2007 which was not repeated in 2008.

•
Foreign currency translation in the second quarter and first six months of 2008 reduced operating income for this Category by $0.1 million and $0.5 million, respectively, compared with the second quarter and first six months of 2007.

Outlook, Trends and Strategies
Looking to the remainder of 2008 and beyond, the following significant items, trends and strategies are expected to affect the Company:

Company Wide:
•
The Company will continue its disciplined focus on expanding its industrial services businesses, with a particular emphasis on prudently growing the Access Services Segment, especially in emerging economies and other targeted markets.  Growth is expected to be achieved through the provision of additional services to existing customers, new contracts in both developed and emerging markets, and selective strategic acquisitions.  Additionally, new higher-margin service and sales opportunities in the minerals and rail businesses will be pursued globally.

•
The Company will continue to invest in selective strategic acquisitions and growth capital investments; however, management will continue to be very selective and disciplined in allocating capital, choosing projects with the highest Economic Value Added (“EVA®”) potential.

•
The implementation of the Company’s enterprise-wide LeanSigma® continuous process improvement program in 2008 and beyond should provide long-term efficiencies as the Company executes enterprise optimization initiatives.

•
In addition to LeanSigma®, the Company will continue to implement enterprise-wide business optimization initiatives to further enhance margins for most businesses.  These initiatives include improved supply-chain and logistics management; operating site and capital employed optimization; and added emphasis on global procurement.  Although the initial investment in these initiatives may reduce operating margins during 2008 (due to incremental costs) the overall margin enhancement should be recognized in 2009 and beyond.

•
The Company will place a strong focus on corporate-wide expansion into emerging economies in the coming years.  More specifically, within the next three to five years, the Company’s global growth strategies include steady, targeted expansion in Asia-Pacific, Eastern Europe, Latin America, and the Middle East and Africa to further complement the Company’s already-strong presence throughout Western Europe and North America.  This strategy is expected to result in a significant increase to the Company’s presence in these markets to approximately 30% of total Company revenues over the next three years and closer to 40% in the longer-term.  Revenues in these markets were 21% for both the second quarter and first six months of 2008.

•	The Company expects to generate cash flow from operating activities exceeding the record of $472 million achieved in 2007. This will support the Company’s growth initiatives and help reduce debt.
•
The continued growth of the Chinese steel industry, as well as other Asian emerging economies, could impact the Company in several ways.  Increased steel mill production in China, and in other Asian countries, may provide additional service opportunities for the Mill Services Segment and the Minerals business.  However, if Asian steel exports increase, that could result in lower steel production in other parts of the world, affecting the Company’s customer base.  Additionally, continued increased Chinese economic activity may result in increased commodity costs in the future, which may adversely affect the Company’s businesses.  The potential impact of these risks is currently unknown.

•
Volatility in energy and commodity costs (e.g., oil, natural gas, steel, etc.) and worldwide demand for these commodities could have an adverse impact on the Company’s operating costs and ability to obtain the necessary raw materials.  Cost increases could result in reduced operating income for certain products and services, to the extent that such costs cannot be passed on to customers.  The effect of continued Middle East armed hostilities on the cost of fuel and commodities is currently unknown, but it could have an adverse impact on the Company’s operating costs.  However, increased volatility in energy and commodity costs may provide additional service opportunities for the Mill Services Segment and several businesses in the All Other Category (Minerals & Rail Services and Products) as customers may tend to outsource more services to reduce overall costs.  Such volatility may also provide opportunities for additional petrochemical plant maintenance and capital improvement projects.  As part of the enterprise-wide optimization initiatives discussed above, the Company is implementing programs to help mitigate these costs.

•
Foreign currency translation had an overall favorable effect on the Company’s sales, operating income and stockholders’ equity during the second quarter and first six months of 2008 in comparison with 2007.  If the U.S. dollar strengthens, particularly in relationship to the euro or British pound sterling, the impact on the Company would generally be negative in terms of reduced sales, operating income and stockholders’ equity.  Should the U.S. dollar weaken further in relationship to these currencies, the impact on the Company would generally be positive in terms of higher sales, operating income and stockholders’ equity.

•
Financial markets in the United States and in a number of other countries where the Company operates, principally in Western Europe, have been volatile since mid-2007 due to the credit and liquidity issues in the market place.  This has adversely impacted the outlook for the overall U.S. economy as economic activity slowed, creating increased downside risk to growth.  In some parts of Europe, a more moderate pace of economic growth is expected in 2008 when compared with 2007.  While the Company’s global footprint; diversity of services and products; long-term mill services contracts; portability of access services equipment; and large access services customer base mitigate the overall exposure to changes in any one single economy, further deterioration of the global economies could have an adverse impact on the Company’s operating results.

•
Changes in worldwide interest rates, particularly in the United States and Europe, could have a significant effect on the Company’s overall interest expense.  A one percentage point change in variable interest rates would change interest expense by approximately $1.9 million per year.  This is substantially lower than prior projected impacts as variable rate debt has been reduced to approximately 16% of the Company’s borrowings as of June 30, 2008, compared to approximately 49% at December 31, 2007.  This decrease is due to the repayment of commercial paper borrowings during the second quarter of 2008 with the proceeds from the May 2008 U.S. senior notes offering.  The Company manages the mix of fixed-rate and floating-rate debt to preserve adequate funding flexibility, as well as control the effect of interest-rate changes on consolidated interest expense.  Strategies to further reduce related risks are under consideration.

•
As the Company continues the strategic expansion of its global footprint and implements tax planning opportunities, the 2008 effective income tax rate is expected to be lower than 2007.  The effective income tax rate for continuing operations was 27.4% and 28.0% for the second quarter and first six months of 2008, respectively, compared with 32.0% and 31.7% for the second quarter and first six months of 2007, respectively.  The decrease in the effective income tax rate for the second quarter and first six months of 2008 was primarily due to increased earnings in jurisdictions with lower tax rates and the recognition of previously unrecognized tax benefits in certain state and foreign jurisdictions.

Access Services Segment:
•
Both the international and domestic Access Services businesses have experienced buoyant markets that are expected to remain stable during 2008.  Specifically, international and North American industrial, non-residential and infrastructure construction activity continues at high volume levels.

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

Mill Services Segment:
•
The Company will continue to place significant emphasis on improving operating margins of this Segment and the gradual improvement recognized from the first quarter of 2008 to the second quarter of 2008 is expected to continue through the remainder of 2008 and into 2009.  Margin improvements are most likely to be achieved through negotiated recovery of higher fuel costs from customers; renegotiating or exiting contracts with lower-than-acceptable returns, principally in North America; internal enterprise business optimization efforts; divesting low-margin product lines; continuing to execute a geographic expansion strategy in Eastern Europe, the Middle East and Africa, Latin America and Asia Pacific; and implementing continuous process improvement initiatives including LeanSigma® projects, global procurement initiatives, site efficiency programs, technology enhancements, maintenance best practices programs and reorganization actions.  Although the costs associated with these efforts may reduce operating margins during 2008 when compared with 2007 due to incremental costs, the overall margin enhancement should be recognized in 2009 and beyond.

•
To maintain pricing levels, a more disciplined and consolidated steel industry has been adjusting production levels to bring inventories in-line with current demand.  The Company expects global steel consumption to increase in 2008 and 2009.  Increased steel consumption would generally have a favorable effect on this Segment’s revenues.

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

All Other Category - Minerals & Rail Services and Products:
•
The Company will emphasize prudent global expansion of its reclamation and recycling value-added services of extracting high-value metallic content from slag and responsibly handling and recycling residual materials.

•
Market pricing volatility for some of the high-value materials involved in certain reclamation and recycling services could affect the operating results of this business either favorably or unfavorably.

•
International demand for the railway track maintenance services and equipment business’s products and services is expected to be strong in the long term.  A large multi-year equipment order signed in 2007 with China is an example of the underlying strength of the international markets.  Due to long lead-times, this order is expected to generate most of its revenues during 2009 through 2011.  In addition, increased volume of contract services and LeanSigma® enterprise business optimization initiatives are expected to improve margins on a long-term basis.

•
Worldwide supply and demand for steel and other commodities could have an adverse impact on raw material costs and the ability to obtain the necessary raw materials for several businesses in this Category.  The Company has implemented certain strategies to help ensure continued product supply to our customers and mitigate the potentially negative impact that rising steel and other commodity prices could have on operating income.  If steel or other commodity costs associated with the Company’s manufactured products increase and the costs cannot be passed on to the Company’s customers, operating income would be adversely affected.  Additionally, decreased availability of steel or other commodities could affect the Company’s ability to produce manufactured products in a timely manner.  If the Company cannot obtain the necessary raw materials for its manufactured products, then revenues, operating income and cash flows could be adversely affected.

•
Operating margins of the abrasives business could be impacted by volatile energy prices that affect both production and transportation costs.  This business continues to pursue cost and site optimization initiatives and the use of more energy-efficient equipment to help mitigate future energy-related increases.

•	Due to a strong natural gas market and additional North American opportunities, demand for air-cooled heat exchangers is expected to remain strong through the remainder of 2008 and into 2009.

Results of Operations

(Dollars are in millions, except per share	Three Months Ended June 30		Six Months Ended June 30
and percentages)	2008	2007	2008	2007

Revenues from continuing operations	$1,099.6	$946.1	$2,087.4	$1,786.2

Cost of services and products sold	791.7	683.3	1,522.8	1,308.9

Selling, general and administrative expenses	160.3	127.3	317.0	255.1

Other (income) expenses	0.2	(1.0)	(0.1)	(1.9)

Operating income from continuing operations	145.8	135.8	245.2	222.4

Interest expense	19.1	20.5	36.2	39.1

Income tax expense from continuing operations	35.0	37.4	59.2	59.0

Income from continuing operations	90.4	77.0	147.3	122.5

Income (loss) from discontinued operations	(0.5)	6.0	(0.3)	8.2

Net income	89.9	83.1	146.9	130.7

Diluted earnings per common share from continuing operations	1.07	0.91	1.74	1.45

Diluted earnings per common share	1.06	0.98	1.73	1.54

Effective income tax rate for continuing operations	27.4%	32.0%	28.0%	31.7%

Consolidated effective income tax rate	27.3%	31.8%	28.0%	31.5%

Comparative Analysis of Consolidated Results

Revenues
Revenues for the second quarter of 2008 increased $153.4 million or 16% from the second quarter of 2007.  Revenues for the first six months of 2008 increased $301.2 million or 17% from the first six months of 2007.  These increases were attributable to the following significant items:

Changes in Revenues – 2008 vs. 2007	Second Quarter	Six Months
(In millions)
Effect of foreign currency translation.	$58.0	$120.0
Net increased revenues (excluding acquisitions) in the Access Services Segment due principally to growth in the Middle East and continued strength in Europe (principally the Netherlands and the U.K.) and North America.	34.9	67.7
Effect of business acquisitions in the Mill Services Segment ($10.6 and $24.8, for the second quarter and six months, respectively); the Access Services Segment ($4.2 and $5.0, for the second quarter and six months, respectively) and the All Other Category - Minerals & Rail Services and Products ($0.9 and $12.5, for the second quarter and six months, respectively).	15.7	42.3
Net increased volume, new contracts and sales price changes in the Mill Services Segment (excluding acquisitions).	26.8	37.5
Increased revenues of the air-cooled heat exchangers business due to a continued strong natural gas market.	5.7	14.0
Increased revenues in the railway track maintenance services and equipment business due to increased repair parts sales and rail equipment sales. Additionally, contract services increased for the first six months.	4.1	8.5
Increased revenues in the industrial grating products business due to continued strong demand.	4.6	7.5
Other (minor changes across the various units not already mentioned).	3.6	3.7
Total Change in Revenues – 2008 vs. 2007	$153.4	$301.2

Cost of Services and Products Sold
Cost of services and products sold for the second quarter of 2008 increased $108.5 million, or 16%, from the second quarter of 2007, consistent with the 16% increase in revenues.  Cost of services and products sold for the first six months of 2008 increased $213.9 million, or 16%, from the first six months of 2007, slightly lower than the 17% increase in revenues.  These increases were attributable to the following significant items:

Changes in Cost of Services and Products Sold – 2008 vs. 2007	Second Quarter	Six Months
(In millions)
Increased costs due to increased revenues (exclusive of the effect of foreign currency translation and business acquisitions, and including the impact of increased commodity costs included in selling prices).	$56.9	$97.8
Effect of foreign currency translation.	42.1	88.5
Effect of business acquisitions.	10.9	31.9
Other (product/service mix, results of enterprise business optimization initiatives and volume-related efficiencies partially offset by increased equipment maintenance costs and increased fuel costs not recovered through increased selling prices).	(1.4)	(4.3)
Total Change in Cost of Services and Products Sold – 2008 vs. 2007	$108.5	$213.9

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses for the second quarter and first six months of 2008 increased $33.0 million and $61.9 million, respectively, from the comparable 2007 periods.  The increases in SG&A expenses were attributable to the following significant items with the principal driver being the continued expansion of the business:

Changes in Selling, General and Administrative Expenses – 2008 vs. 2007	Second Quarter	Six Months
(In millions)
Increased compensation expense due to salary increases and increased headcount to fill key positions.	$9.9	$21.5
Effect of foreign currency translation.	7.9	16.5
Increased professional fees due to global optimization projects and global business expansion.	4.0	7.4
Increased travel expenses.	2.9	4.3
Effect of business acquisitions.	1.8	4.2
Increased commissions, largely related to increased revenues in the air-cooled heat exchangers business.	0.9	3.3
Other.	5.6	4.7
Total Change in Selling, General and Administrative Expenses – 2008 vs. 2007	$33.0	$61.9

Other (Income) Expenses
This income statement classification includes impaired asset write-downs, employee termination benefit costs and other costs to exit activities, offset by net gains on the disposal of non-core assets.  Net Other expense was $0.2 million in the second quarter of 2008, compared with income of $1.0 million in the comparable 2007 period.  Net Other income was $0.1 million in the first six months of 2008, compared with income of $1.9 million in the first six months of 2007.  The decrease in other income for both the second quarter and six months of 2008 relates principally to incremental gains on the sale of non-core assets realized in 2007.

Interest Expense
Interest expense for the second quarter of 2008 decreased $1.5 million or 7% from the second quarter of 2007.  For the first six months of 2008, interest expense decreased $2.9 million or 7% from the first six months of 2007.  This decrease was primarily due to lower overall debt levels in 2008, partially offset by foreign currency translation that increased interest expense by $0.3 million and $0.7 million for the second quarter and first six months of 2008, respectively.

Income Tax Expense from Continuing Operations
Income tax expense from continuing operations decreased $2.4 million or 6% in the second quarter of 2008 compared with the second quarter of 2007.  This decrease was primarily due to a lower effective income tax rate from continuing operations offset by increased net income.  The income tax expense for the first six months of 2008 remained comparatively the same as the first six months of 2007 as a result of increased net income offset by the decrease in the effective income tax rate.  The effective income tax rates of 27.4% and 28.0% for the second quarter and first six months of 2008, respectively, compared with 32.0% and 31.7% for the second quarter and first six months of 2007, respectively.  The decrease in the effective income tax rate for the second quarter and first six months of 2008 was primarily due to increased earnings in jurisdictions with lower tax rates and the recognition of previously unrecognized tax benefits in certain state and foreign jurisdictions.

Income from Continuing Operations
Income from continuing operations increased $13.3 million or 17% in the second quarter of 2008 compared with the second quarter of 2007.  Income from continuing operations increased $24.8 million or 20% in the first six months of 2008 compared with the first six months of 2007.  These increases resulted from continuing demand for most of the Company’s services and products; growth of operations in emerging economies, particularly the Middle East; the net effect of business acquisitions and divestitures and a lower effective income tax rate.

Loss from Discontinued Operations
The loss from discontinued operations of $0.5 million and $0.3 million in the second quarter and first six months of 2008, respectively, compared to income of $6.0 million and $8.2 million in the second quarter and first six months of 2007, respectively.  Discontinued operations were comprised of the Company’s Gas Technologies Segment, the sale of which was completed in December 2007.  See Note 2, “Acquisitions and Dispositions,” in Part II, Item 8, Financial Statements and Supplementary Data, of the Company’s 2007 Form 10-K for additional information on the disposition of the Gas Technologies Segment.

Net Income and Earnings Per Share
Net income of $89.9 million and diluted earnings per share of $1.06 in the second quarter of 2008 exceeded the second quarter of 2007 by $6.8 million and $0.08, respectively.  Net income of $146.9 million and diluted earnings per share of $1.73 in the first six months of 2008 exceeded the first six months of 2007 by $16.2 million and $0.19, respectively.  These increases are primarily due to increased income from continuing operations for the reasons described above.

Liquidity and Capital Resources

Overview
During the first six months of 2008, the Company generated $210.4 million in cash from operating activities, an increase of 7% compared to the $196.6 million in the first six months of 2007.  This increase was primarily due to higher net income and the timing of payments in accounts payable offset by reductions in current liabilities and income tax accruals, which included the effect of a $20 million income tax payment (mostly as a result of the December 2007 gain on the sale of the discontinued Gas Technologies business).  The Company continues to expect to achieve record cash from operations for the full year 2008, exceeding 2007’s $471.7 million.

In the first half of 2008, the Company invested $258.3 million in capital expenditures (over 56% of which were for revenue-growth projects); returned $16.9 million to stockholders through the repurchase of Company stock; and paid $32.9 million in stockholder dividends.

The Company’s net cash borrowings increased $84.5 million in the first six months of 2008.  The incremental borrowings and operating cash flows funded capital expenditures and the stockholder dividends.  Balance sheet debt, which is affected by foreign currency translation, increased $107.0 million from December 31, 2007.  The debt to total capital ratio decreased from 40.8% to 40.3% as a result of increased equity.

One of the Company’s strategic objectives for 2008 is to generate record cash provided by operating activities.  The Company plans to sustain its balanced portfolio through its strategy of redeploying discretionary cash for disciplined growth and international diversification in the Access Services Segment; in long-term, high-return and high-renewal-rate services contracts for the Mill Services Segment, principally in emerging economies or for customer diversification; for growth and international diversification in the All Other Category (Minerals & Rail Services and Products); and for selective bolt-on acquisitions in the industrial services businesses.  The Company also foresees continuing its long and consistent history of paying dividends to stockholders.  The Company is also likely to continue it recent history of making discretionary cash contributions to its international pension plans.

The Company is also focused on improved working capital management.  Specifically, enterprise business optimization programs are being used to improve the effective and efficient use of working capital, particularly accounts receivable and inventories in the Access Services and Mill Services Segments.

Sources and Uses of Cash
The Company’s principal sources of liquidity are cash from operations and borrowings under its various credit agreements, augmented periodically by cash proceeds from asset sales.  The primary drivers of the Company’s cash flow from operations are the Company’s sales and income.  The Company’s long-term Mill Services contracts provide predictable cash flows for several years into the future.  (See the “Certainty of Cash Flows” section for additional information on estimated future revenues of Mill Services contracts and order backlogs for the Company’s manufacturing businesses and railway track maintenance services and equipment business).  Cash returns on capital investments made in prior years, for which no cash is currently required, are a significant source of operating cash.  Depreciation expense related to these investments is a non-cash charge.  The Company also intends to maintain working capital at a manageable level based upon the requirements and seasonality of the businesses.

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

In May 2008, the Company completed an offering in the United States of 5.75%, 10-year senior notes totaling $450 million.  After pricing and underwriting discounts, the Company received a total of $446.6 million in cash proceeds from the offering.  The proceeds were used to reduce the Company’s U.S. and euro commercial paper programs by $286.4 million and $160.2 million, respectively.

The following table illustrates the amounts outstanding under credit facilities and commercial paper programs and available credit at June 30, 2008:

Summary of Credit Facilities and Commercial Paper Programs	As of June 30, 2008
(In millions)	Facility Limit	Outstanding Balance	Available Credit

U.S. commercial paper program	$550.0	$70.6	$479.4

Euro commercial paper program	315.8	65.2	250.6

Multi-year revolving credit facility (a)	450.0	—	450.0

364-day revolving credit facility (a)	450.0	—	450.0

Bilateral credit facility (b)	50.0	—	50.0

Totals at June 30, 2008	$1,815.8	$135.8	$1,680.0	(c)

(a)	U.S.-based program
(b)	International-based program
(c)
Although the Company has significant available credit, it is the Company’s policy to limit aggregate commercial paper and credit facility borrowings at any one time to a maximum of $950 million (the aggregate amount of the back-up facilities).

Pursuant to the renewal of the Company’s bilateral credit facility in February 2008, the Company amended its policy to limit aggregate commercial paper and credit facility borrowings at any one time from a maximum of $900 million to a maximum of $950 million.  For more information on the Company’s credit facilities and long-term notes, see Note G, “Debt and Credit Agreements,” in this Form 10-Q and Note 6, “Debt and Credit Agreements,” in the Company’s Form 10-K for the year ended December 31, 2007.

Credit Ratings and Outlook – The following table summarizes the Company’s debt ratings at June 30, 2008:

	Long-term Notes	U.S.–Based Commercial Paper	Outlook

Standard & Poor’s (S&P)	A-	A-2	Stable
Moody’s	A3	P-2	Stable
Fitch	A-	F2	Stable

The Company’s euro-based commercial paper program has not been rated since the euro market does not require it.  In conjunction with the $450.0 million note offering in May 2008, all ratings were reaffirmed as shown above.  Any continued tightening of the credit markets, which began during 2007, may adversely impact the Company’s access to capital and the associated costs of borrowing; however this is mitigated by the Company’s strong financial position and earnings outlook as reflected in the above-mentioned credit ratings.  A downgrade to the Company’s credit ratings would probably increase borrowing costs to the Company, while an improvement in the Company’s credit ratings would probably decrease borrowing costs to the Company.

Working Capital Position – Changes in the Company’s working capital are reflected in the following table:

(Dollars are in millions)	June 30 2008	December 31 2007	Increase (Decrease)
Current Assets
Cash and cash equivalents	$123.3	$121.8	$1.5
Trade accounts receivable, net	907.8	779.6	128.2
Other receivables	59.9	44.5	15.4
Inventories	368.1	310.9	57.2
Other current assets	99.2	88.0	11.2
Assets held-for-sale	1.3	0.5	0.8
Total current assets	1,559.6	1,345.3	214.3
Current Liabilities
Notes payable and current maturities	148.3	68.7	79.6
Accounts payable	370.7	307.8	62.9
Accrued compensation	95.1	108.9	(13.8)
Income taxes payable	35.3	41.3	(6.0)
Other current liabilities	403.5	347.3	56.2
Total current liabilities	1,052.9	874.0	178.9
Working Capital	$506.7	$471.3	$35.4
Current Ratio	1.5:1	1.5:1

Working capital increased approximately 8% in the first six months of 2008 due principally to the following factors:

•	Net trade accounts receivable increased $128.2 million primarily due to the growth in each of the Company’s businesses; foreign currency translation and the timing of collections.

•
The $57.2 million increase in inventory balances related principally to higher quantities to support increased demand in the Access Services and the railway track maintenance services and equipment business, higher price levels for inventory purchases in the first six months of 2008 and foreign currency translation.

•	Notes payable and current maturities increased $79.6 million primarily due to the anticipated payment of commercial paper borrowings within one year.

•	Accounts payable increased $62.9 million primarily due to the timing of payments, including increased capital expenditures; foreign currency translation and increased costs of inventory purchased.

•
Other current liabilities increased $56.2 million due principally to advances on contracts within the railway track maintenance services and equipment business; accrued interest; insurance liabilities; foreign currency translation, partially offset by payments on existing accruals.

Certainty of Cash Flows – The certainty of the Company’s future cash flows is underpinned by the long-term nature of the Company’s mill services contracts and the strong discretionary cash flows (operating cash flows in excess of the amounts necessary for capital expenditures to maintain current revenue levels) generated by the Company.  Traditionally, the Company has utilized these discretionary cash flows for growth-related capital expenditures.  At December 31, 2007, the Company’s mill services contracts had estimated future revenues of $5.0 billion.  As of June 30, 2008, the Company had an order backlog of $503.4 million in its All Other Category (Minerals & Rail Services and Products).  This compares with $448.1 million at December 31, 2007.  The increase from December 31, 2007 is due principally to increased demand for certain products within the railway track maintenance services and equipment business, as a result of the new international orders, as well as heat exchangers and industrial grating.  The railway track maintenance services and equipment business backlog includes a significant portion that will not be realized until 2009 and later due to the long lead-time necessary to build certain equipment, and the long-term nature of certain service contracts.  Order backlog for scaffolding, shoring and forming services; for roofing granules and slag abrasives; and the reclamation and recycling services of high-value content from steelmaking slag is excluded from the above amounts.  These amounts are generally not quantifiable due to the short order lead times for certain services, the nature and timing of the products and services provided and equipment rentals with the ultimate length of the rental period often unknown.

The types of products and services that the Company provides are not subject to rapid technological change, which increases the stability of related cash flows.  Additionally, each of the Company’s businesses, in its balanced global portfolio, is among the top three companies (relative to sales) in the industries the Company serves.  Due to these factors, the Company is confident in its future ability to generate positive cash flows from operations.

Cash Flow Summary
The Company’s cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

Summarized Cash Flow Information
	Six Months Ended June 30
(In millions)	2008	2007
Net cash provided by (used in):
Operating activities	$210.4	$196.6
Investing activities	(249.4)	(419.6)
Financing activities	32.6	211.8
Effect of exchange rate changes on cash	7.9	5.8
Net change in cash and cash equivalents	$1.5	$(5.3	) (a)

(a) Does not total due to rounding

Cash From Operating Activities – Net cash provided by operating activities in the first six months of 2008 was $210.4 million, an increase of $13.8 million (7%) from the first six months of 2007.  The increased cash from operations was a result of higher net income and the timing of payments in accounts payable.  These increases were partially offset by timing of salary and lower incentive compensation payments, and the timing of estimated tax payments.

Cash Used in Investing Activities – Net cash used in investing activities in the first six months of 2008 declined compared to the same period of 2007 due principally to the $210.0 million purchase of Excell Minerals in 2007, partially offset by higher capital expenditures in the first half of 2008.  In the first half of 2008, cash used in investing activities was $249.4 million consisting primarily of capital investments in the first half of 2008 of $258.3 million.  Growth in capital investments was $57.1 million (28%) over the first half of 2007 as over 56% of the investments were for projects intended to grow future revenues.  Investments were made predominantly in the industrial services businesses, with 51% in the Access Services Segment and 44% in the Mill Services Segment.  Throughout the remainder of 2008 and into 2009, the Company plans to continue to manage its balanced portfolio and invest in value creation projects including prudent, bolt-on acquisitions, principally in the industrial services business.  Additionally, the Company will shift more growth investments into the All Other Category in 2009 and beyond, as this group continues to expand globally and operate at near maximum capacity.

Cash Used in Financing Activities – The following table summarizes the Company’s debt and capital positions at June 30, 2008 and December 31, 2007.

(Dollars are in millions)	June 30 2008	December 31 2007
Notes Payable and Current Maturities	$148.3	$68.7
Long-term Debt	1,039.5	1,012.1
Total Debt	1,187.8	1,080.8
Total Equity	1,762.6	1,566.1
Total Capital	$2,950.4	$2,646.9
Total Debt to Total Capital	40.3%	40.8%

The Company’s debt as a percent of total capital as of June 30, 2008 decreased from December 31, 2007.  Overall debt increased primarily due to capital expenditures for growth initiatives, and to a lesser extent, due to foreign currency translation resulting from the weakening of the U.S. dollar in comparison with the euro.  Total equity increased due principally to the net income generated during the first six months of 2008 and foreign currency translation due to the weakening of the U.S. dollar.

Debt Covenants
The Company’s credit facilities and certain notes payable agreements contain covenants requiring a minimum net worth of $475 million and a maximum debt to capital ratio of 60%.  Based on balances at June 30, 2008, the Company could increase borrowings by approximately $1.5 billion and still be within its debt covenants.  Alternatively, keeping all other factors constant, the Company’s equity could decrease by approximately $972.0 million and the Company would still be within its covenants.  Additionally, the Company’s 7.25% British pound sterling-denominated notes, due October 27, 2010, and its 5.75% notes, due May 2018, also include covenants that permit the note holders to redeem their notes, at par and 101% of par, respectively, in the event of a change of control of the Company or disposition of a significant portion of the Company’s assets in combination with the Company’s credit rating downgraded to non-investment grade.  The Company expects to be compliant with these debt covenants one year from now.

Cash and Value-Based Management
The Company plans to continue with its strategy of selective prudent investing for strategic purposes for the foreseeable future.  The goal of this strategy is to improve the Company’s Economic Value Added (“EVA®”) under the program that commenced January 1, 2002.  Under this program, the Company evaluates strategic investments based upon the investment’s economic profit.  EVA equals after-tax operating profits less a charge for the use of the capital employed to create those profits (only the service cost portion of pension expense is included for EVA purposes).  Therefore, value is created when a project or initiative produces a return above the cost of capital.  In the first six months of 2008, improvement in EVA was achieved compared with the first six months of 2007.

The Company is committed to continue paying dividends to stockholders.  The Company has increased the dividend rate for fourteen consecutive years, and in May 2008, the Company paid its 232nd consecutive quarterly cash dividend.  In June 2008, the Company declared its 233rd consecutive quarterly cash dividend.

The Company also plans to use discretionary cash flows to pay down debt.  Additionally, the Company has remaining authorization to repurchase up to 1.7 million of its shares through January 31, 2009.

The Company’s financial position and debt capacity should enable it to meet current and future requirements.  As additional resources are needed, the Company should be able to obtain funds readily and at competitive costs.  The Company is well-positioned and intends to continue investing prudently and strategically, using a disciplined approach, in high-return projects and acquisitions, to reduce debt and pay cash dividends as a means to enhance stockholder value.

New Financial Accounting Standards Issued
Information on new financial accounting standards issued is included in Note K, “New Financial Accounting Standards Issued,” in Part I, Item 1, Financial Statements.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Part II, Item 1A, “Risk Factors,” for quantitative and qualitative disclosures about market risk.

ITEM 4.       CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures as of June 30, 2008.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.  There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the second quarter of 2008.

PART II – OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

Information on legal proceedings is included in Note H, “Commitments and Contingencies,” in Part I, Item 1, Financial Statements.

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in the Company’s Form 10-K (Part I, Item 1A) for the year ended December 31, 2007 (filed with the Commission on February 29, 2008).

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           There were no unregistered sales of equity securities during the period covered by the report.
(b)           Not applicable.
(c)           Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1, 2008 – April 30, 2008	—	—	—	1,700,000
May 1, 2008 – May 31, 2008	—	—	—	1,700,000
June 1, 2008 – June 30, 2008	—	—	—	1,700,000
Total	—	—	—

The Company’s share repurchase program was extended by the Board of Directors in November 2007.  The program authorizes the repurchase of up to 2,000,000 shares of the Company’s common stock and expires January 31, 2009.  As of June 30, 2008, there are 1,700,000 shares remaining under that authorization.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

None.

ITEM 5.       OTHER INFORMATION

DIVIDEND INFORMATION

On June 17, 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.195 per share, payable August 15, 2008, to stockholders of record as of July 15, 2008.

COMMON STOCK OPTION DISCLOSURE

Salvatore D. Fazzolari, the Company’s Chairman and CEO, holds options to purchase 24,000 shares of the Company’s common stock that will expire in January 2009.  The Company anticipates that, prior to such expiration date, Mr. Fazzolari will take steps to exercise such options.  The timing and nature of the exercise have yet to be determined.

ITEM 6.       EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number	Description

31(a)	Certification Pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

31(b)	Certification Pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARSCO CORPORATION
(Registrant)

DATE	August 7, 2008	/S/ Stephen J. Schnoor
Stephen J. Schnoor
Senior Vice President and Chief Financial Officer

DATE	August 7, 2008	/S/ Richard M. Wagner
Richard M. Wagner
Vice President and Controller