Form 10-Q
period 2008-09-30
HARSCO CORP
filed 2008-11-06
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐            NO  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2008
Common stock, par value $1.25 per share	83,514,656

HARSCO CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands, except per share amounts)	2008	2007	2008	2007
Revenues from continuing operations:
Service revenues	$876,633	$785,514	$2,673,751	$2,318,758
Product revenues	168,264	141,850	458,524	394,780
Total revenues	1,044,897	927,364	3,132,275	2,713,538

Costs and expenses from continuing operations:
Cost of services sold	644,401	570,173	1,968,990	1,694,388
Cost of products sold	117,940	97,274	316,102	281,933
Selling, general and administrative expenses	153,518	133,314	470,482	388,382
Research and development expenses	1,177	864	3,738	2,590
Other (income) expenses	(6,012)	1,011	(6,129)	(905)
Total costs and expenses	911,024	802,636	2,753,183	2,366,388

Operating income from continuing operations	133,873	124,728	379,092	347,150

Equity in income of unconsolidated entities, net	282	326	932	739
Interest income	1,066	744	2,866	2,956
Interest expense	(19,650)	(20,976)	(55,844)	(60,092)

Income from continuing operations before income taxes and minority interest	115,571	104,822	327,046	290,753

Income tax expense	(30,048)	(32,190)	(89,236)	(91,179)

Income from continuing operations before minority interest	85,523	72,632	237,810	199,574

Minority interest in net income	(1,553)	(2,379)	(6,578)	(6,838)

Income from continuing operations	83,970	70,253	231,232	192,736

Discontinued operations:
Income (loss) from discontinued business	(852)	9,038	(1,438)	20,538
Income tax expense related to the sale of the Gas Technologies Segment	(2,834)	(1,969)	(2,588)	(5,229)
Income (loss) from discontinued operations	(3,686)	7,069	(4,026)	15,309
Net Income	$80,284	$77,322	$227,206	$208,045

Average shares of common stock outstanding	84,089	84,189	84,244	84,128

Basic earnings per common share:
Continuing operations	$1.00	$0.83	$2.74	$2.29
Discontinued operations	(0.04)	0.08	(0.05)	0.18
Basic earnings per common share	$0.95 (a)	$0.92 (a)	$2.70 (a)	$2.47

Diluted average shares of common stock outstanding	84,537	84,762	84,712	84,682

Diluted earnings per common share:
Continuing operations	$0.99	$0.83	$2.73	$2.28
Discontinued operations	(0.04)	0.08	(0.05)	0.18
Diluted earnings per common share	$0.95	$0.91	$2.68	$2.46
Cash dividends declared per common share	$0.1950	$0.1775	$0.5850	$0.5325

(a)	Does not total due to rounding.

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)	September 30 2008	December 31 2007
ASSETS
Current assets:
Cash and cash equivalents	$89,902	$121,833
Trade accounts receivable, net	845,114	779,619
Other receivables	57,265	44,475
Inventories	351,941	310,931
Other current assets	106,886	88,016
Assets held-for-sale	—	463
Total current assets	1,451,108	1,345,337
Property, plant and equipment, net	1,627,262	1,535,214
Goodwill, net	697,911	720,069
Intangible assets, net	161,979	188,864
Other assets	140,686	115,946
Total assets	$4,078,946	$3,905,430

LIABILITIES
Current liabilities:
Short-term borrowings	$40,204	$60,323
Current maturities of long-term debt	4,973	8,384
Accounts payable	313,368	307,814
Accrued compensation	95,036	108,871
Income taxes payable	29,926	41,300
Dividends payable	16,295	16,444
Insurance liabilities	55,133	44,823
Advances on contracts	119,097	52,763
Other current liabilities	248,533	233,248
Total current liabilities	922,565	873,970
Long-term debt	1,065,970	1,012,087
Deferred income taxes	152,049	174,423
Insurance liabilities	65,161	67,182
Retirement plan liabilities	90,269	120,536
Other liabilities	91,309	91,113
Total liabilities	2,387,323	2,339,311
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, Series A junior participating cumulative preferred stock	—	—
Common stock	138,901	138,665
Additional paid-in capital	135,394	128,622
Accumulated other comprehensive loss	(6,179)	(2,501)
Retained earnings	2,081,095	1,904,502
Treasury stock	(657,588)	(603,169)
Total stockholders’ equity	1,691,623	1,566,119
Total liabilities and stockholders’ equity	$4,078,946	$3,905,430

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30
(In thousands)	2008	2007

Cash flows from operating activities:
Net income	$227,206	$208,045
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
Depreciation	237,769	204,014
Amortization	23,104	20,576
Equity in income of unconsolidated entities, net	(932)	(739)
Dividends or distributions from unconsolidated entities	484	176
Other, net	11,404	(736)
Changes in assets and liabilities, net of acquisitions
and dispositions of businesses:
Accounts receivable	(104,498)	(99,777)
Inventories	(48,226)	(74,665)
Accounts payable	13,082	24,559
Accrued interest payable	26,948	19,197
Accrued compensation	(11,669)	(3,205)
Other assets and liabilities	7,360	74,898

Net cash provided by operating activities	382,032	372,343

Cash flows from investing activities:
Purchases of property, plant and equipment	(380,878)	(326,179)
Net use of cash associated with the purchases of businesses	(15,539)	(253,809)
Proceeds from sales of assets	20,700	18,289
Other investing activities	9,305	(2,982)

Net cash used by investing activities	(366,412)	(564,681)

Cash flows from financing activities:
Short-term borrowings, net	(19,109)	238,563
Current maturities and long-term debt:
Additions	792,552	597,221
Reductions	(713,945)	(610,003)
Cash dividends paid on common stock	(49,336)	(44,779)
Common stock issued-options	1,537	4,414
Common stock acquired for treasury	(52,962)	—
Other financing activities	(5,795)	(4,372)

Net cash provided (used) by financing activities	(47,058)	181,044

Effect of exchange rate changes on cash	(493)	12,702

Net increase (decrease) in cash and cash equivalents	(31,931)	1,408

Cash and cash equivalents at beginning of period	121,833	101,260

Cash and cash equivalents at end of period	$89,902	$102,668

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
	Three Months Ended September 30
(In thousands)	2008	2007

Net income	$80,284	$77,322

Other comprehensive income (loss):
Foreign currency translation adjustments	(124,074)	44,678

Net gains on cash flow hedging instruments, net of deferred income taxes of ($2,341) and ($205) in 2008 and 2007, respectively	5,730	380

Pension liability adjustments, net of deferred income taxes of ($7,188) and ($5,047) in 2008 and 2007, respectively	17,916	13,572

Marketable securities, unrealized gain, net of deferred income taxes of $0 and $0 in 2008 and 2007, respectively	1	—

Reclassification adjustment for (gain) loss on cash flow hedging instruments included in net income, net of deferred income taxes of $2 and ($29) in 2008 and 2007, respectively	(3)	54

Other comprehensive income (loss)	(100,430)	58,684

Total comprehensive income (loss)	$(20,146)	$136,006

	Nine Months Ended September 30
(In thousands)	2008	2007

Net income	$227,206	$208,045

Other comprehensive income (loss):
Foreign currency translation adjustments	(34,906)	80,115

Net gains on cash flow hedging instruments, net of deferred income taxes of ($3,040) and ($199) in 2008 and 2007, respectively	7,430	370

Pension liability adjustments, net of deferred income taxes of ($9,566) and ($9,195) in 2008 and 2007, respectively	23,846	23,046

Marketable securities, unrealized loss, net of deferred income taxes of $21 and $1 in 2008 and 2007, respectively	(38)	(2)

Reclassification adjustment for (gain) loss on cash flow hedging instruments included in net income, net of deferred income taxes of $5 and ($26) in 2008 and 2007, respectively	(10)	48

Other comprehensive income (loss)	(3,678)	103,577

Total comprehensive income	$223,528	$311,622

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A.    Opinion of Management

Financial information of Harsco Corporation and its majority-owned subsidiaries (the “Company”) furnished herein, which is unaudited, in the opinion of management reflects all adjustments (all of which are of a normal recurring nature) that are necessary to present a fair statement of the interim period.  The year-end condensed balance sheet information contained in this Form 10-Q was derived from 2007 audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America for a year-end report.  The unaudited interim information contained herein should also be read in conjunction with the Company’s 2007 Form 10-K filing.  Certain reclassifications were made to prior year amounts to conform with the current year presentation.

Operating results and cash flows for the three and nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

B.    Review of Operations by Segment

	Three Months Ended September 30, 2008		Three Months Ended September 30, 2007

(In thousands)	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)

Access Services Segment	$393,292	$59,998	$351,262	$48,056

Mill Services Segment	423,831	33,287	375,935	34,464

Segment Totals	817,123	93,285	727,197	82,520

All Other Category (Minerals & Rail Services and Products)	227,714	41,975	200,167	42,329

General Corporate	60	(1,387)	—	(121)

Consolidated Totals	$1,044,897	$133,873	$927,364	$124,728

	Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2007

(In thousands)	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)

Access Services Segment	$1,201,292	$155,970	$1,028,392	$132,402

Mill Services Segment	1,286,037	99,608	1,117,529	103,441

Segment Totals	2,487,329	255,578	2,145,921	235,843

All Other Category (Minerals & Rail Services and Products)	644,766	127,953	567,617	112,247

General Corporate	180	(4,439)	—	(940)

Consolidated Totals	$3,132,275	$379,092	$2,713,538	$347,150

Reconciliation of Segment Operating Income to Consolidated Income from Continuing Operations
Before Income Taxes and Minority Interest
	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2008	2007	2008	2007

Segment Operating Income	$93,285	$82,520	$255,578	$235,843

All Other Category (Minerals & Rail Services and Products)	41,975	42,329	127,953	112,247

General Corporate	(1,387)	(121)	(4,439)	(940)

Operating income from continuing operations	133,873	124,728	379,092	347,150

Equity in income of unconsolidated entities, net	282	326	932	739

Interest income	1,066	744	2,866	2,956

Interest expense	(19,650)	(20,976)	(55,844)	(60,092)

Consolidated income from continuing operations before income taxes and minority interest	$115,571	$104,822	$327,046	$290,753

C.    Accounts Receivable and Inventories

At September 30, 2008 and December 31, 2007, Trade accounts receivable of $845.1 million and $779.6 million, respectively, were net of an allowance for doubtful accounts of $24.5 million and $25.6 million, respectively.  The provision for doubtful accounts was $3.5 million and less than $0.1 million for the three months ended September 30, 2008 and 2007, respectively.  For the nine months ended September 30, 2008 and 2007, the provision for doubtful accounts was $6.7 million and $4.6 million, respectively.  Other receivables include insurance claim receivables, employee receivables, tax claims receivable and other miscellaneous receivables not included in Trade accounts receivable, net.

Inventories consist of the following:

(In thousands)	September 30 2008	December 31 2007

Finished goods	$179,946	$161,013
Work-in-process	24,712	23,776
Raw materials and purchased parts	91,908	76,735
Stores and supplies	55,375	49,407

Total Inventories	$351,941	$310,931

D.    Property, Plant and Equipment

Property, plant and equipment consists of the following:
(In thousands)	September 30 2008	December 31 2007
Land and improvements	$47,094	$47,250
Buildings and improvements	176,435	175,744
Machinery and equipment	3,158,483	2,997,425
Uncompleted construction	81,128	75,167
Gross property, plant and equipment	3,463,140	3,295,586
Less accumulated depreciation	(1,835,878)	(1,760,372)
Net property, plant and equipment	$1,627,262	$1,535,214

E.    Goodwill and Other Intangible Assets

The following table reflects the changes in carrying amounts of goodwill by segment for the nine months ended September 30, 2008:

Goodwill by Segment
(In thousands)	Access Services Segment	Mill Services Segment	All Other Category – Minerals & Rail Services and Products	Consolidated Totals

Balance as of December 31, 2007, net of accumulated amortization	$254,856	$348,311	$116,902	$720,069

Goodwill acquired (a)	11,988	—	—	11,988

Changes to goodwill (b)	1,336	(4,892)	266	(3,290)

Foreign currency translation	(16,058)	(12,989)	(1,809)	(30,856)

Balance as of September 30, 2008, net of accumulated amortization	$252,122	$330,430	$115,359	$697,911

(a)	Relates to acquisitions of Baviera S.R.L., Buckley Scaffolding and Sovereign Access Services Limited; see Note F, “Acquisitions and Dispositions.”
(b)	Relates principally to opening balance sheet adjustments for acquired companies.

Goodwill is net of accumulated amortization of $101.2 million and $103.7 million at September 30, 2008 and December 31, 2007, respectively.  The change in accumulated amortization reflects foreign currency translation adjustments.

The following table reflects intangible assets by major category:

Intangible Assets
	September 30, 2008		December 31, 2007
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$152,355	$38,529	$157,717	$25,137

Non-compete agreements	3,423	3,141	3,382	2,952

Patents	6,643	4,333	6,805	4,241

Other	64,325	18,663	66,266	12,821

Total	$226,746	$64,666	$234,170	$45,151

During the first nine months of 2008, the Company acquired the following intangible assets (by major class) which are subject to amortization.

Acquired Intangible Assets
(In thousands)	Gross Carrying Amount	Residual Value	Weighted-average Amortization Period

Customer relationships	$2,087	None	6 years

Non-compete agreements	78	None	2 years

Other	478	None	2 years

Total	$2,643

There were no research and development assets acquired and written off in the first nine months of 2008 or 2007.

Amortization expense for intangible assets was $7.1 million and $21.6 million for the third quarter and first nine months of 2008, respectively.  This compares with $7.2 million and $19.5 million for the third quarter and first nine months of 2007, respectively.  The following table shows the estimated amortization expense for the next five fiscal years based on current intangible assets:

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

Dispositions
Consistent with the Company’s strategic focus to grow and allocate financial resources to its industrial services businesses, on December 7, 2007, the Company sold its Gas Technologies business group to Wind Point Partners, a private equity investment firm based in Chicago, Illinois.  The terms of the sale included a total purchase price of $340 million, including $300 million paid in cash at closing and $40 million payable in the form of an earnout contingent on the Gas Technologies group achieving certain performance targets in 2008 or 2009.  The Company recorded a $26.4 million after-tax gain on the sale in the fourth quarter of 2007.  The amount of this gain is not final at September 30, 2008, due to possible final working capital adjustments, as provided in the purchase agreement, and the potential earnout.

Assets Held for Sale
Throughout the past several years, management approved the sale of certain long-lived assets (primarily land and buildings) throughout the Company’s operations.  The December 31, 2007 Condensed Consolidated Balance Sheet reflects $0.5 million of net property, plant and equipment as assets held-for-sale, which were subsequently disposed of in September 2008.

G.    Debt and Credit Agreements

In May 2008, the Company completed an offering in the United States of 5.75%, ten-year senior notes totaling $450.0 million.  Net proceeds of $446.6 million were used to reduce the Company’s U.S. and euro commercial paper borrowings by $286.4 million and $160.2 million, respectively.  The notes include a covenant that permits the note holders to redeem their notes at 101% of par in the event of a change in control of the Company, or disposition of a significant portion of the Company’s assets in combination with a downgrade of the Company’s credit rating to non-investment grade.  The Company was in compliance with this covenant at September 30, 2008.

In conjunction with the above note issuance and euro commercial paper program reduction, the Company entered into a cross currency interest rate swap in order to lock in a fixed euro interest rate for $250.0 million of the borrowing.  The swap expires in 2018 and had an unrealized gain of $4.9 million, net of $1.7 million of deferred taxes, included in Other comprehensive income at September 30, 2008.

The maturities of long-term debt for the five annual periods following September 30, 2008 are as follows:

(In millions)
October 1, 2008 – September 30, 2009	$5.0
October 1, 2009 – September 30, 2010	3.6
October 1, 2010 – September 30, 2011	465.4
October 1, 2011 – September 30, 2012	1.1
October 1, 2012 – September 30, 2013	149.2

The following table summarizes credit facilities and commercial paper programs and available credit at September 30, 2008.

(In millions)	Facility Limit	Outstanding Balance	Available Credit

U.S. commercial paper program	$550.0	$60.0	$490.0

Euro commercial paper program	288.8	42.4	246.4

Multi-year revolving credit facility (a)	450.0	—	450.0

364-day revolving credit facility (a)	450.0	—	450.0

Bilateral credit facility (b)	50.0	—	50.0

Totals at September 30, 2008	$1,788.8	$102.4	$1,686.4	(c)

(a)	U.S.-based program.
(b)	International-based program.
(c)
Although the Company has significant available credit, practically, the Company limits aggregate commercial paper and credit facility borrowings at any one time to a maximum of $720 million (the aggregate amount of the back-up facilities available as of November 2008).

In November 2008, the Company, Citibank N.A., as administrative agent, and a syndicate of nine other banks entered into a 364-day credit agreement that enables the Company to borrow up to $220 million in short-term advances.  The facility matures in November 2009 and replaces the 364-day facility shown in the table above.  Any borrowings outstanding at the termination of the new facility may, at the Company’s option, be repaid over the following 12 months.  The Company has the option to increase the size of the facility at a later date to up to $300 million with the consent of the lenders.  Interest rates on the facility are based upon the announced Citibank Prime Rate plus a margin, the Federal Funds Effective rate plus a margin, or LIBOR plus a margin. The Company pays a commitment fee (0.125% per annum as of entry into the facility) that varies based upon its credit ratings. Concurrent with this new facility, the Company modified its limit on aggregate commercial paper and credit facility borrowings at any one time to a maximum of $720 million.

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

Environmental
The Company is involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a “potentially responsible party” for certain waste disposal sites.  While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company.  The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected.  The Condensed Consolidated Balance Sheets at September 30, 2008 and December 31, 2007 include accruals of $3.7 million and $3.9 million, respectively, for environmental matters.  The amounts charged against pre-tax income related to environmental matters totaled $1.0 million and $1.7 million for the first nine months of 2008 and 2007, respectively.

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

Derailment
One of the Company’s production rail grinders derailed near Baxter, California on November 9, 2006, resulting in two crew member fatalities and the near total loss of the rail grinder.  Government and private investigations into the cause of the derailment are on-going.  Most of the clean-up and salvage efforts were completed during 2007, and the site is in a closure monitoring phase.  Estimated environmental remediation expenses to complete the clean-up have been recognized in the financial statements as of September 30, 2008.  Following the incident, the Company’s remaining rail grinders were inspected by the Federal Railroad Administration (“FRA”) and each grinder was found to be in compliance with legal requirements.  The Company also regularly inspects its grinders to ensure they are in proper working condition and in compliance with contractual commitments.  The Company believes that the insurance proceeds already received from the loss of the rail grinder have offset the majority of incurred expenses, which have been recognized in the financial statements as of September 30, 2008, and insurance proceeds should be available to cover any future liabilities.  Therefore, the Company does not believe that the derailment will have a material adverse effect on its financial position, results of operations, or cash flows.

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

As of September 30, 2008, there are 26,236 pending asbestos personal injury claims filed against the Company.  Of these cases, 25,719 were pending in the New York Supreme Court for New York County in New York State.  The other claims, totaling 517, are filed in various counties in a number of state courts, and in certain Federal District Courts (including New York), and those complaints generally assert lesser amounts of damages than the New York State court cases or do not state any amount claimed.

As of September 30, 2008, the Company has obtained dismissal by stipulation, or summary judgment prior to trial, in 17,858 cases.

In view of the persistence of asbestos litigation nationwide, which has not yet been sufficiently addressed either politically or legally, the Company expects to continue to receive additional claims.  However, there have been developments during the past several years, both by certain state legislatures and by certain state courts, which could favorably affect the Company’s ability to defend these asbestos claims in those jurisdictions.  These developments include procedural changes, docketing changes, proof of damage requirements and other changes that require plaintiffs to follow specific procedures in bringing their claims and to show proof of damages before they can proceed with their claim.  An example is the action taken by the New York Supreme Court (a trial court), which is responsible for managing all asbestos cases pending within New York County in the State of New York.  This Court issued an order in December 2002 that created a Deferred or Inactive Docket for all pending and future asbestos claims filed by plaintiffs who cannot demonstrate that they have a malignant condition or discernable physical impairment, and an Active or In Extremis Docket for plaintiffs who are able to show such medical condition.  As a result of this order, the majority of the asbestos cases filed against the Company in New York County have been moved to the Inactive Docket until such time as the plaintiff can show that they have incurred a physical impairment.  As of September 30, 2008, the Company has been listed as a defendant in 392 Active or In Extremis asbestos cases in New York County.  The Court’s Order has been challenged by plaintiffs.

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

As indicated in Note F, “Acquisitions and Dispositions,” the working capital adjustments associated with the Gas Technologies divestiture have not yet been finalized.  The estimated amount of the adjustment considered probable by the Company is reflected in the Company’s financial statements as of September 30, 2008.  Any additional final adjustment amounts are not expected to be material to the Company’s financial position, results of operations or cash flows.

I.    Reconciliation of Basic and Diluted Shares

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Amounts in thousands, except per share data)	2008	2007	2008	2007

Income from continuing operations	$83,970	$70,253	$231,232	$192,736

Average shares of common stock outstanding used to compute basic earnings per common share	84,089	84,189	84,244	84,128

Dilutive effect of stock-based compensation	448	573	468	554

Average shares of common stock outstanding used to compute diluted earnings per common share	84,537	84,762	84,712	84,682

Basic earnings per common share from continuing operations	$1.00	$0.83	$2.74	$2.29

Diluted earnings per common share from continuing operations	$0.99	$0.83	$2.73	$2.28

All outstanding stock options and restricted stock units were included in the computation of diluted earnings per common share for the three and nine months ended September 30, 2008 and 2007.

J.    Employee Benefit Plans

Defined Benefit Pension (Income) Expense:	Three Months Ended September 30
	U. S. Plans		International Plans
(In thousands)	2008	2007	2008	2007

Defined benefit plans:
Service cost	$373	$752	$2,281	$2,218
Interest cost	3,727	3,872	13,202	12,664
Expected return on plan assets	(5,862)	(5,836)	(15,337)	(15,512)
Recognized prior service costs	83	170	244	241
Recognized losses	292	306	2,742	3,872
Amortization of transition liability	—	—	9	7
Defined benefit plans pension (income) expense	(1,387)	(736)	3,141	3,490
Less Discontinued Operations included in above	—	322	—	119
Defined benefit plans pension (income) expense – continuing operations	$(1,387)	$(1,058)	$3,141	$3,371

Defined Benefit Pension (Income) Expense:	Nine Months Ended September 30
	U. S. Plans		International Plans
(In thousands)	2008	2007	2008	2007

Defined benefit plans:
Service cost	$1,367	$2,278	$7,082	$6,409
Interest cost	11,470	11,605	41,141	37,227
Expected return on plan assets	(17,951)	(16,971)	(47,823)	(45,618)
Recognized prior service costs	250	595	753	700
Recognized losses	876	1,004	8,561	11,471
Amortization of transition liability	—	—	28	20
Curtailment/settlement (gain) loss	(866)	2,091	—	—
Defined benefit plans pension (income) expense	(4,854)	602	9,742	10,209
Less Discontinued Operations included in above	(694)	2,509	—	350
Defined benefit plans pension (income) expense – continuing operations	$(4,160)	$(1,907)	$9,742	$9,859

Defined benefit pension expense in the quarter ended September 30, 2008 was $1.0 million lower than the comparable 2007 period.  This was principally due to higher than expected plan assets at the 2007 plan measurement date which resulted in a reduction of recognized actuarial losses of $1.1 million.

Defined benefit pension expense in the nine months ended September 30, 2008 was $5.9 million lower than the comparable 2007 period.  This was primarily due to higher plan assets at the 2007 plan measurement dates that resulted in a $3.2 million increase in return on plan assets and a decrease of $3.0 million of recognized actuarial losses.  Additionally, a settlement gain of $0.9 million was recorded in the first quarter of 2008 compared with curtailment losses of $2.1 million in the first nine months of 2007.  The settlement gain and $1.5 million of the curtailment losses related to the Gas Technologies Segment that was divested on December 2007.  The settlement gain was recognized in the first quarter of 2008 upon final transfer of pension assets and liabilities to an authorized trust established by the purchaser of the business.

In the quarter ended September 30, 2008, the Company contributed $0.8 million and $5.5 million to its U.S. and international defined benefit pension plans, respectively.  In the nine months ended September 30, 2008, the Company contributed $1.4 million and $18.6 million to its U.S. and international defined benefit pension plans, respectively.  The Company currently anticipates contributing an additional $0.4 million and $5.6 million to the U.S. and international plans, respectively, during the remainder of 2008.

In the quarter ended September 30, 2008, the Company contributed $6.0 million and $6.3 million to its multiemployer and defined contribution pension plans, respectively.  In the nine months ended September 30, 2008, the Company contributed $19.5 million and $14.5 million to its multiemployer and defined contribution plans, respectively.

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

SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”)

In December 2007, the FASB issued SFAS 141(R) which significantly modifies the accounting for business combinations.  SFAS 141(R) requires the acquiring entity in a business combination to recognize and measure the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date, with limited exceptions.  Liabilities related to contingent consideration are required to be recognized at acquisition and remeasured at fair value in each subsequent reporting period.  Restructuring charges, and all pre-acquisition related costs (e.g., deal fees for attorneys, accountants and investment bankers), must be expensed in the period they are incurred.  In addition, changes to acquisition-related deferred tax assets and unrecognized tax benefits recorded under FIN 48 made subsequent to the measurement period will generally impact income tax expense in that period as opposed to being recorded to goodwill.  SFAS 141(R) becomes effective for the Company’s acquisitions that are completed on or after January 1, 2009.  The impact of adopting SFAS 141(R) will depend on the nature, terms, and size of business combinations that occur after the effective date.

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

FSP No. FAS 142-3 “Determination of the Useful life of Intangible Assets” (“FSP FAS 142-3”)

In April 2008, the FASB issued FSP No. FAS 142-3, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), in order to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP.  FSP FAS 142-3 becomes effective for the Company on January 1, 2009.  The Company is currently evaluating the impact of adopting FSP FAS 142-3 on its consolidated financial statements.

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair Value Measurements as of September 30, 2008
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	—	$5,822	—	$5,822
Foreign currency forward exchange contracts	—	3,099	—	3,099
Cross-currency interest rate swap	—	24,104	—	24,104

Liabilities
Foreign currency forward exchange contracts	—	1,725	—	1,725

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

FSP SFAS 157-2, issued in February 2008, delayed until January 1, 2009 the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are measured on a nonrecurring basis.  The Company’s nonfinancial assets consist principally of property, plant and equipment, goodwill, and other intangible assets associated with acquired businesses.  For these assets, measurement at fair value in periods subsequent to their initial recognition will be applicable if one or more of these assets are determined to be impaired.  When and if recognition of these assets at their fair value is necessary, such measurements would be determined utilizing principally Level 3 inputs.

M.    Income Taxes

During the third quarter of 2008, the U.S. Internal Revenue Service completed its audit of the Company’s U.S. income tax returns for 2004 and 2005.  The resolution did not have a material effect on the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited financial statements as well as the Company’s annual Form 10-K for the year ended December 31, 2007, which includes additional information about the Company’s critical accounting policies, contractual obligations, practices and transactions that support the financial results.

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

Factors which could cause results to differ include, but are not limited to:  (1) changes in the worldwide business environment in which the Company operates, including general economic conditions; (2) changes in currency exchange rates, interest rates, commodity and fuel costs and capital costs; (3) changes in the performance of equity and debt markets that could affect, among other things, the valuation of the assets in the Company’s pension plans and the accounting for pension assets, liabilities and expenses; (4) changes in governmental laws and regulations, including environmental, tax and import tariff standards; (5) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services and technologies; (6) unforeseen business disruptions in one or more of the many countries in which the Company operates due to political instability, civil disobedience, armed hostilities or other calamities; (7) the seasonal nature of our business; (8) the integration of the Company’s acquisitions; (9) the amount and timing of repurchases of the Company’s common stock, if any; (10) the current global financial and credit crisis, which could result in our customers curtailing development projects, construction, production and capital expenditures, which, in turn, could reduce the demand for our products and services and, accordingly, our sales, margins and profitability; (11) the financial condition of our customers, including the ability of customers (especially those that may be highly leveraged and those with inadequate liquidity) to maintain their credit availability and (12) other risk factors listed from time to time in the Company’s SEC reports.  A further discussion of these, along with other potential factors, can be found in Part I, Item 1A, “Risk Factors,” of the Company’s Form 10-K for the year ended December 31, 2007.  The Company cautions that these factors may not be exhaustive and that many of these factors are beyond the Company’s ability to control or predict.  Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.  The Company undertakes no duty to update forward-looking statements except as may be required by law.

Executive Overview
Despite the challenging macroeconomic operating environment, the Company achieved record performance in the third quarter and first nine months of 2008 for sales, income from continuing operations and diluted earnings per share from continuing operations.  This resulted from the Company’s strategy of constructing a well-balanced industrial services-based portfolio of businesses based on scalable operating platforms, focused on organic growth; growth through prudent acquisitions; and increased geographical diversity.  Consistent with last year, both the Access Services Segment and the All Other Category (Minerals & Rail Services and Products) led the Company’s performance.

The Company’s third quarter 2008 revenues from continuing operations were a record $1.0 billion.  This is an increase of $117.5 million or 13% over the third quarter of 2007.  Organic growth contributed 10% to the growth in sales, while acquisitions contributed 1% and favorable foreign currency translation effects contributed 2%.  This performance reflects the Company’s balance as well as its ability to grow organically and through acquisitions.  Income from continuing operations was a record $84.0 million compared with $70.3 million in 2007, an increase of 20%.  Diluted earnings per share from continuing operations were a record $0.99, a 19% increase over 2007.

Revenues for the first nine months of 2008 were a record $3.1 billion.  This is an increase of $418.7 million or 15% over the first nine months of 2007.  Organic growth contributed 8% to the growth in sales, while acquisitions contributed 2% and favorable foreign currency translation effects contributed 5%.  Income from continuing operations was a record $231.2 million, compared with $192.7 million in the first nine months of 2007, a 20% increase.  Diluted earnings per share from continuing operations were a record $2.73, a 20% increase from the first nine months of 2007.

In the third quarter of 2008, all major business platforms of the Company achieved improved sales over the September 2007 quarter, highlighting the diversity and balance of the Company.  The Company continued to make progress on its geographic expansion strategy as sales in 2008 reflect an increasing geographic balance, especially in emerging markets.  Revenues outside Western Europe and North America were approximately 21% of total revenues for the first nine months of 2008 compared with 18% for the first nine months of 2007.  The Company’s continued geographic expansion strategy is expected to result in a significant increase to the Company’s presence in emerging markets to approximately 30% of total Company revenues over the next three years, and closer to 40% in the longer-term.

For the first nine months of 2008, the Company had record net cash provided by operating activities of $382.0 million compared with $372.3 million for the first nine months of 2007, a 3% increase.  The Company expects to achieve record cash from operations for the full year 2008, exceeding 2007’s previous record of $471.7 million.  Additionally, in the first nine months of 2008, the Company invested a record $380.9 million in capital expenditures (over 55% of which were for revenue-growth projects).  More importantly, 44% of the nine month revenue-growth capital expenditures were invested in emerging economies. The Company’s cash flows are further discussed in the Liquidity and Capital Resources section.

Segment Overview
The Access Services Segment’s revenues in the third quarter of 2008 were $393.3 million compared with $351.3 million in the third quarter of 2007, a 12% increase.  Operating income increased by 25% to $60.0 million, from $48.1 million in the third quarter of 2007.  Operating margins for the Segment increased by 160 basis points to 15.3% from 13.7% in the third quarter of 2007.  In comparison with the first nine months of 2007, this Segment achieved period-over-period revenue growth of $172.9 million or 17%, and operating income growth of $23.6 million or 18%.  Operating margins for the first nine months of 2008 increased by 10 basis points to 13.0% from 12.9% for the first nine months of 2007.  Organic growth of 9% for the first nine months of 2008 was generated primarily in certain parts of the Middle East and Asia/Pacific as these emerging economies continued to make significant investment in infrastructure modernization and expansion.  Industrial maintenance activities, such as petrochemical and power plants, remain strong particularly in North America and Northern Europe.  In the third quarter of 2008 this Segment benefitted from a pre-tax gain on the sale of properties partially offset by severance costs.  This Segment entered four new countries during the first nine months of 2008: India, Russia, Romania and Panama.  Access Services accounted for 38% of the Company’s revenues for both the third quarter and the first nine months of 2008, and 45% and 41% of the operating income for the third quarter and first nine months of 2008, respectively.

Revenues for the third quarter of 2008 for the Mill Services Segment were $423.8 million compared with $375.9 million in the third quarter of 2007, a 13% increase.  Operating income decreased by 3% to $33.3 million, from $34.5 million in the third quarter of 2007, and operating margins declined by 130 basis points to 7.9% from 9.2%.  In comparison with the first nine months of 2007, this Segment’s revenue increased by 15% to $1,286.0 million.  Operating income in the first nine months of 2008 declined by 4% to $99.6 million from $103.4 million in the first nine months of 2007, and operating margins declined 160 basis points to 7.7% from 9.3%.  The revenue growth in 2008 was primarily due to organic growth and positive foreign currency translation effects.  The decline in operating income and margins for the first nine months of 2008 was due principally to higher fuel costs, several underperforming contracts and higher than expected production cuts by steel mills across the globe, particularly in September.  This Segment accounted for 41% of the Company’s revenues for both the third quarter and the first nine months of 2008, and 25% and 26% of the operating income for the third quarter and first nine months of 2008, respectively.

Revenues in the third quarter of 2008 for the All Other Category (Minerals & Rail Services and Products) were $227.7 million compared with $200.2 million in the third quarter of 2007, a 14% increase.  Operating income was essentially flat in the third quarter at $42.0 million compared with $42.3 million in the third quarter of 2007.  For the third quarter of 2008, operating margins declined 270 basis points to 18.4% from 21.1% in the third quarter of 2007.  The primary driver of this decrease was a $3.6 million pretax asset gain in the third quarter of 2007 that was not repeated in 2008.   For the first

nine months of 2008 and 2007 operating margins remained constant at 19.8%.  All six of this Category’s businesses contributed higher revenues due to strong demand and contributed higher operating income in the first nine months of 2008 compared with the prior-year periods.  This Category accounted for 22% and 21% of the Company’s revenues for the third quarter and the first nine months of 2008, respectively, and 31% and 34% of the operating income for the third quarter and first nine months of 2008, respectively.

Outlook Overview
The Company’s operations span several industries and products as more fully discussed in Part I, Item 1, “Business,” of the Company’s Form 10-K for the year-ended December 31, 2007.  On a macro basis, the Company is affected by non-residential and infrastructure construction and industrial maintenance and capital improvement activities; worldwide steel mill production and capacity utilization; industrial production volume and maintenance activity; and the general business trend towards the outsourcing of services.  The overall outlook for the fourth quarter of 2008 is more guarded than in previous quarters as a result of the global financial and economic crisis that has created uncertainty throughout the world.  It is expected that the Company will continue to be negatively impacted by the strengthening dollar in the fourth quarter 2008 and into 2009.  As pension assets decline in value, consistent with the weakening economy, increased pension expense is anticipated in 2009.  In response to these events, the Company is proactively and aggressively implementing a number of important actions to benefit future financial performance, including: a restructuring action that will cost approximately $20 million in the fourth quarter of 2008, once the plans are formalized, and yield annual benefits of approximately $30 million; cost cutting actions; prudent reductions in capital spending; executing LeanSigma® continuous process improvement initiatives; and redeploying equipment from slowing markets into strategically important, growing markets.  Additionally, the All Other Category (Minerals & Rails Services and Products) is expecting to benefit from declining steel prices.  Despite the current economic conditions, the Company has expansion opportunities to pursue its prudent acquisition strategy of seeking further accretive bolt-on acquisitions, as well as organic investments in its industrial services platforms.  In addition, the Company will prudently repurchase shares of the Company’s stock as market conditions warrant.

The outlook across the global footprint of the Access Services business remains positive in the long-term.  The near-term outlook however, is challenging due to the current economic and financial crisis.  This Segment will leverage its global breadth and mobile asset base to focus on emerging markets as well as market segments that remain stable such as industrial services, and institutional services such as hospitals and education, and global infrastructure work.  Although performance in the fourth quarter of 2008 may be lower than 2007, operating performance for this Segment in the long term is expected to continue to benefit from selective strategic investments and acquisitions in existing and new markets; further market penetration from new services; service cross-selling opportunities among the markets served; and enterprise business optimization opportunities including new technology applications, consolidated procurement, logistics and LeanSigma® continuous process improvement initiatives.

The long-term growth outlook for the Mill Services Segment remains positive as the global steel market is expected to grow at reasonable rates over the next several years.  The key factor behind this anticipated growth is the demand from emerging economies as they continue to catch up with developed countries.  The near-term outlook however, is challenging due to the global economic and financial crisis.  The decline in margin in the third quarter 2008 compared with the third quarter 2007 was mainly due to significant production cuts by customers around the globe.  Reduced production volumes are expected to continue in the fourth quarter of 2008 and into the beginning of 2009.  This will have a negative impact on this Segments results, particularly in the fourth quarter of 2008.  In 2009, it is expected that much of this impact will be offset by substantially lower fuel costs, improved contract performance, new contract signings, and other cost optimization initiatives the Company is currently implementing.  Many contracts allow the Company to ultimately recoup some of the higher fuel costs experienced thus far in 2008, which negatively affected operating results in the first nine months of 2008.  The Company is pursuing a multi-pronged strategy to address higher fuel costs including:  renegotiating contract escalation clauses and energy surcharges; customers procuring the fuel for the Company at lower cost; and site optimization initiatives that reduce fuel consumption.  The recent decline in oil prices, if sustained, should have a measurable effect on operating results in the Segment in 2009.  The Company continues to engage in enterprise business optimization initiatives including introducing the LeanSigma® continuous improvement program, which over time is expected to result in broad-scale improvement in business practices and consequently operating margin.  In addition, new contract signings and start-ups, as well as the Company’s geographic expansion strategy, particularly in emerging markets, are expected to gradually have a positive effect on results in the longer term.

The long-term outlook for the All Other Category (Minerals & Rail Services and Products) remains positive.  End-market demand remains strong and backlogs continue at or near record levels for each business.  The near-term outlook however, for the Minerals Business, that recovers and recycles high value metals, has been negatively affected by the recent steep decline in metal prices.  The Company continues to experience strong bidding activity in its railway track maintenance services and equipment business, new contract opportunities for its minerals and recycling technologies business, and potential geographic expansion opportunities within its industrial products businesses.

The following table highlights the Company’s increased geographical balance and diversity:

Revenues by Region
	Total Revenues Three Months Ended September 30		Percentage Growth From 2007 to 2008
(Dollars in millions)	2008	2007	Volume/Price/ New Business	Currency	Total
Western Europe	$450.8	$431.0	3.1%	1.5%	4.6%
North America	363.2	320.6	13.3	0.0	13.3
Latin America (a)	72.5	55.2	23.7	7.7	31.4
Middle East and Africa	69.4	46.0	53.5	(2.7)	50.8
Eastern Europe	54.5	38.5	20.4	20.9	41.3
Asia/Pacific	34.5	36.1	(5.9)	1.5	(4.4)
Total	$1,044.9	$927.4	10.8%	1.9%	12.7%
(a)	Includes Mexico

Revenues by Region
	Total Revenues Nine Months Ended September 30		Percentage Growth From 2007 to 2008
(Dollars in millions)	2008	2007	Volume/Price/ New Business	Currency	Total
Western Europe	$1,416.9	$1,290.7	3.1%	6.7%	9.8%
North America	1,057.1	934.3	12.6	0.5	13.1
Latin America (a)	202.5	153.3	20.3	11.8	32.1
Middle East and Africa	197.5	138.9	44.2	(2.0)	42.2
Eastern Europe	152.1	97.8	32.7	22.9	55.6
Asia/Pacific	106.2	98.5	(0.6)	8.4	7.8
Total	$3,132.3	$2,713.5	10.3%	5.1%	15.4%
(a)	Includes Mexico

Revenues outside Western Europe and North America were approximately 22% of total revenues for the third quarter of 2008, compared with 19% for the third quarter of 2007.  The Company’s continued geographic expansion strategy is expected to result in a significant increase to the Company’s presence in emerging markets to approximately 30% of total Company revenues over the next three years, and closer to 40% in the longer-term.

2008 Highlights
The following significant items affected the Company overall during the third quarter and first nine months of 2008, in comparison with the third quarter and first nine months of 2007:

Company Wide:
•
Continued strong demand benefited the Company in the third quarter and first nine months of 2008.  This included increased access equipment services and rentals, especially in the Middle East, Asia/Pacific and parts of Europe; as well as increased demand for air-cooled heat exchangers, railway track equipment sales, industrial grating products and reclamation and recycling services.

•
Operating income and margins for the Mill Services Segment were negatively affected by increased operating expenses, mainly higher fuel costs, as well as certain contracts with lower-than-acceptable margins and steel mill production cuts.

•
During the first nine months of 2008, sales and operating income generated outside the United States were 69% and 64%, respectively, of total sales and operating income.  This compares with the first nine months of 2007 levels of 68% of sales and 66% of operating income.  The Company continued to expand its geographical footprint in emerging markets such as the Middle East, Eastern Europe, Latin America and Asia/Pacific.

Access Services Segment:
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2008	2007	2008	2007
Revenues	$393.3	$351.3	$1,201.3	$1,028.4

Operating income	60.0	48.1	156.0	132.4

Operating margin percent	15.3%	13.7%	13.0%	12.9%

Access Services Segment – Significant Impacts on Revenues	Three Months Ended September 30	Nine Months Ended September 30
(In millions)
Revenues – 2007	$351.3	$1,028.4

Net increased volume and new business	25.0	92.7

Impact of foreign currency translation	12.8	71.0

Acquisitions	4.2	9.2

Revenues – 2008	$393.3	$1,201.3

Access Services Segment – Significant Impacts on Operating Income:
•
In the third quarter and first nine months of 2008, the Segment’s operating results improved due to increased non-residential and infrastructure construction, in particular the Middle East, Asia/Pacific, and certain parts of Europe.  The Company benefited from its rental equipment capital investments made in both developed and emerging markets.  Additionally, industrial maintenance activity remained strong in both North America and certain parts of Western Europe.

•
In the third quarter of 2008 this Segment benefitted from a pre-tax gain on the sale of properties partially offset by severance costs.  In the third quarter of 2007 there were only severance and relocation costs.

•
Foreign currency translation in the third quarter and the first nine months of 2008 increased operating income for this Segment by $2.8 million and $11.8 million compared with the third quarter and first nine months of 2007, respectively.

•
In the first nine months of 2008, the Segment’s operating results included a significant amount of increased costs associated with restructuring and new business optimization initiatives and further process and technology standardization.

Mill Services Segment:
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2008	2007	2008	2007
Revenues	$423.8	$375.9	$1,286.0	$1,117.5

Operating income	33.3	34.5	99.6	103.4

Operating margin percent	7.9%	9.2%	7.7%	9.3%

Mill Services Segment – Significant Impacts on Revenues	Three Months Ended September 30	Nine Months Ended September 30
(In millions)
Revenues – 2007	$375.9	$1,117.5

Increased volume and new business	36.7	74.2

Impact of foreign currency translation	5.7	64.0

Acquisitions	5.5	30.3
Revenues – 2008	$423.8	$1,286.0

Mill Services Segment – Significant Impacts on Operating Income:
•
Despite overall increased volume, operating income for the third quarter and first nine months of 2008 was negatively affected by increased operating and maintenance expenses particularly higher fuel costs as well as certain contracts performing at lower-than-acceptable returns.  Additionally, third quarter 2008 operating income was negatively affected by steel mill production cuts.

•	The 2007 acquisitions of Alexander Mill Services International (“AMSI”) increased operating income in the third quarter and first nine months of 2008 compared with 2007.
•
Foreign currency translation in the third quarter and first nine months of 2008 increased operating income for this Segment by $1.5 million and $9.8 million, respectively, compared with the third quarter and first nine months of 2007.

All Other Category - Minerals & Rail Services and Products:
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2008	2007	2008	2007
Revenues	$227.7	$200.2	$644.8	$567.6

Operating income	42.0	42.3	128.0	112.2

Operating margin percent	18.4%	21.1%	19.8%	19.8%

All Other Category - Minerals & Rail Services and Products – Significant Impacts on Revenues	Three Months Ended September 30	Nine Months Ended September 30
(In millions)
Revenues – 2007	$200.2	$567.6

Air-cooled heat exchangers	4.5	18.5

Railway track maintenance services and equipment	8.4	16.9

Acquisitions	0.4	12.9

Industrial grating products	5.4	12.8

Reclamation and recycling services	6.4	6.2

Roofing granules and abrasives	2.0	4.6

Impact of foreign currency translation	(0.6)	2.9

Boiler and process equipment	1.1	2.4

Other	(0.1)	—
Revenues – 2008	$227.7	$644.8

All Other Category - Minerals & Rail Services and Products – Significant Impacts on Operating Income:
•
Strong demand in the natural gas market resulted in increased volume and operating income for the air-cooled heat exchangers business in the first nine months of 2008.  These increases were partially offset by increased costs principally due to higher steel prices in the third quarter and first nine months of 2008.

•
The railway track maintenance services and equipment business delivered increased income in the first nine months of 2008 compared with 2007 due to increased repair parts volume and rail equipment sales, partially offset by reduced contract services sales and higher selling, general and administrative expenses and costs.

•
The industrial grating products business experienced higher sales as a result of strong demand; however, operating income increases were partially offset by higher costs principally due to the rising price of steel.

•	Operating income for the boiler and process equipment business was higher in the first nine months of 2008 due to increased demand and favorable pricing from suppliers.
•
Despite lower volume and an unfavorable product mix for the roofing granules and abrasives business in the first nine months 2008, operating income increased due to price increases, which were partially offset by higher manufacturing costs.

•
This Category benefited from a $1.0 million pre-tax gain on the sale of an asset in the first quarter of 2008.  This was offset by a $4.2 million pre-tax gain on asset sales in the first nine months of 2007 which was not repeated in 2008.

•
Foreign currency translation reduced operating income for this Category by $0.6 million in the third quarter and increased operating income by $2.9 million in the first nine months of 2008 when compared to respective periods in 2007.

Outlook, Trends and Strategies

Company Wide:
Adverse economic conditions precipitated by developments in the financial markets in the United States have created uncertainty and anxiety throughout the world.  The erosion in confidence in the financial markets and the growing evidence that both the U.S. and Western Europe are in a recession have caused the Company’s near-term prospects to become more guarded.  Starting in the months of September and October 2008, there has been an unprecedented reduction in global steel production as well as the postponement of some construction projects and sales due to the tightening of credit.  In addition, the value of the U.S. dollar has strengthened significantly against many other currencies, including the major currencies in key markets of the Company.  The decline in crude oil prices accelerated in October 2008 while the prices of high-value metals also further deteriorated.  In combination, these phenomena are expected to have a significant negative impact on the Company’s results for the fourth quarter of 2008, which is expected to continue into the beginning of 2009.  However, steel production cuts of this depth and breadth are not expected to be sustainable for long periods of time, and there may already be some indications of easing credit conditions.

In response to these changes, the Company is proactively and aggressively implementing a number of countermeasures to reinforce 2009 performance, including:

•
Accelerating cost reduction actions and undertaking a company-wide initiative to reduce its cost structure.  A restructuring charge of approximately $20 million, or approximately $0.17 per diluted share, is expected in the fourth quarter of 2008 once plans are formalized.  The annualized benefits associated with this charge are estimated to be $30 million, or approximately $0.25 per diluted share, and are to be realized in 2009.

•	Cutting costs across the enterprise, including reducing or eliminating discretionary spending to match market conditions. Overall employment levels in 2009 are expected to be below 2008.
•
Prudently reducing growth capital expenditures in 2009 while redeploying equipment from slowing markets to new projects in strategically important areas as the Middle East and Africa, India, China, and several other key countries.

While the global economic conditions remain uncertain, the Company is confident that the above actions along with its new LeanSigma® continuous improvement program will significantly reduce the Company’s cost structure.  Additionally, the Company’s global footprint; diversity of services and products; long-term mill services contracts; portability of access services equipment; and large access services customer base help mitigate its overall exposure to changes in any one single economy.  However, further deterioration of the global economies could still have an adverse impact on the Company’s operating results.

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

•	The implementation of the Company’s enterprise-wide LeanSigma® continuous process improvement program in 2008, should provide long-term benefits and improve the overall performance of the Company.
•
In addition to LeanSigma®, the Company will continue to implement enterprise-wide business optimization initiatives to further enhance margins for most businesses.  These initiatives include improved supply-chain and logistics management; operating site and capital employed optimization; and added emphasis on global procurement.

•
The Company will place a strong focus on corporate-wide expansion into emerging economies in the coming years.  More specifically, within the next three to five years, the Company’s global growth strategies include steady, targeted expansion in Asia/Pacific, Eastern Europe, Latin America, and the Middle East and Africa to further complement the Company’s already-strong presence throughout Western Europe and North America.  This strategy is expected to result in a significant increase to the Company’s presence in these markets to approximately 30% of total Company revenues over the next three years and closer to 40% in the longer-term.  Revenues in these markets were over 20% for both the third quarter and first nine months of 2008.

•
The Company expects to generate cash flow from operating activities exceeding the record of $472 million achieved in 2007.  This will support the Company’s growth initiatives, help reduce debt and fund share repurchases.

•
Volatility in energy and commodity costs (e.g., crude oil, natural gas, steel, etc.) and worldwide demand for these commodities could have an adverse impact on the Company’s operating costs and ability to obtain the necessary raw materials.  Cost increases could result in reduced operating income for certain products and services, to the extent that such costs cannot be passed on to customers.  Cost decreases could result in increased operating income to the extent that such cost savings do not need to be passed on to customers.  The effect of continued Middle East armed hostilities on the cost of fuel and commodities is currently unknown, but it could have an adverse impact on the Company’s operating costs.  However, increased volatility in energy and commodity costs may provide additional service opportunities for the Mill Services Segment and several businesses in the All Other Category (Minerals & Rail Services and Products) as customers may tend to outsource more services to reduce overall costs.  Such volatility may also provide opportunities for additional petrochemical plant maintenance and capital improvement projects.  As part of the enterprise-wide optimization initiatives discussed above, the Company is implementing programs to help mitigate these costs.

•
Foreign currency translation had an overall favorable effect on the Company’s sales and operating income during the third quarter and first nine months of 2008 in comparison with 2007.  However, due to the strengthening of the U.S. dollar near the end of the third quarter of 2008, foreign currency translation had an overall unfavorable impact on the Company’s stockholders’ equity.  If the U.S. dollar continues to strengthen, particularly in relationship to the euro or British pound sterling, the impact on the Company would generally be negative in terms of reduced sales, operating income and stockholders’ equity.  Should the U.S. dollar weaken in relationship to these currencies, the effect on the Company would generally be positive in terms of higher sales, operating income and stockholders’ equity.

•
Changes in worldwide interest rates, particularly in the United States and Europe, could have a significant effect on the Company’s overall interest expense.  The broad-based tightening of credit has resulted in slightly higher borrowing cost to the Company.  A one percentage point change in variable interest rates would change interest expense by approximately $1.5 million per year.  This is substantially lower than prior projected impacts as variable rate debt has been reduced to approximately 14% of the Company’s borrowings as of September 30, 2008, compared to approximately 49% at December 31, 2007.  This decrease is due to the repayment of commercial paper borrowings during the second quarter of 2008 with the proceeds from the May 2008 U.S. senior notes offering.  The Company manages the mix of fixed-rate and floating-rate debt to preserve adequate funding flexibility, as well as control the effect of interest-rate changes on consolidated interest expense.  Strategies to further reduce related risks are under consideration.

•
Total defined benefit pension expense for 2009 is expected to be higher than the 2008 level due to substantially lower-than-expected asset returns on pension plan assets, partially offset by the increase in discount rates due to higher yields on AA-graded corporate bonds.  The much lower-than-expected asset returns are attributable to a sharp decline in equity values due to the financial crisis and the deterioration of global economic conditions.

•
As the Company continues the strategic expansion of its global footprint and implements tax planning opportunities, the 2008 effective income tax rate has been lower than 2007.  The effective income tax rate for continuing operations was 26.0% and 27.3% for the third quarter and first nine months of 2008, respectively, compared with 30.7% and 31.4% for the third quarter and first nine months of 2007, respectively.  The decrease in the effective income tax rate for the third quarter and first nine months of 2008 was primarily due to increased earnings in jurisdictions with lower tax rates and the recognition of previously unrecognized tax benefits in certain state and foreign jurisdictions.

Access Services Segment:
•
The near-term outlook for the Access Services Segment will be negatively impacted by continued uncertainty in the credit markets, which has deferred equipment sales and some construction projects.  The current weakness in the commercial construction market, particularly in Western Europe and the United States, is being partially offset by a steady level of activity from the Company’s industrial maintenance services, institutional and global infrastructure projects, and continued overall growth in the Middle East.

•
The Company will continue to emphasize prudent expansion of its geographic presence in this Segment through entering new markets and further expansion in emerging economies, and will continue to leverage its value-added services and highly engineered forming, shoring and scaffolding systems to grow the business.

•
The Company will continue to implement its LeanSigma® continuous improvement program and other key initiatives including: global procurement and logistics; the sharing of engineering knowledge and resources; optimizing the business under one standardized administrative and operating model at all locations worldwide; and on-going analysis for other potential synergies across the operations.

Mill Services Segment:
•
Adverse economic uncertainties developing through the third quarter 2008 and into the fourth quarter have resulted in reduced demand for steel, causing steel companies globally to significantly scale back production.  Mills have also been accelerating planned maintenance outages in an effort to better balance production and end-market demand.  These customer actions are expected to have a significant negative impact on the Company’s Mill Services results in the fourth quarter of 2008.  Entering 2009, the Company expects that much of this impact will be offset by a combination of factors, including: lower fuel costs; new contract signings; the resolution of underperforming contracts; and LeanSigma® and other cost optimization initiatives the Company is implementing.  As 2009 progresses the Company expects steel production to begin to return to more normalized levels.

•
The Company will continue to place significant emphasis on improving operating margins of this Segment.  Margin improvements are most likely to be achieved as a result of the recent decline in fuel costs; cost reduction initiatives, renegotiating or exiting contracts with lower-than-acceptable returns, principally in North America; internal enterprise business optimization efforts; divesting low-margin product lines; continuing to execute a geographic expansion strategy in Eastern Europe, the Middle East and Africa, Latin America and Asia/Pacific; and implementing continuous process improvement initiatives including LeanSigma® projects, global procurement initiatives, site efficiency programs, technology enhancements, maintenance best practices programs and reorganization actions.  Although the costs associated with these efforts have reduced operating margins during 2008 when compared with 2007 due to incremental costs, the overall margin enhancement should be recognized in 2009 and beyond.

•
Further consolidation in the global steel industry is possible.  Should additional consolidations occur involving some of the steel industry’s larger companies that are customers of the Company, it would result in an increase in concentration of revenues and credit risk for the Company.  If a large customer were to experience financial difficulty, or file for bankruptcy protection, it could adversely impact the Company’s income, cash flows and asset valuations.  As part of its credit risk management practices, the Company closely monitors the credit standing and accounts receivable position of its customer base.  Further consolidation may also increase pricing pressure on the Company and the competitive risk of services contracts which are due for renewal.  Conversely, such consolidation may provide additional service opportunities for the Company as the Company believes it is well-positioned competitively.

All Other Category - Minerals & Rail Services and Products:
•
The Company will emphasize prudent global expansion of its reclamation and recycling value-added services for extracting high-value metallic content from slag and responsibly handling and recycling residual materials.

•
Further deterioration of market pricing for some of the high-value materials involved in certain reclamation and recycling services is expected to reduce operating results in the fourth quarter of 2008 and could unfavorably impact the operating results of this business in 2009.

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

•
Worldwide supply and demand for steel and other commodities could have an adverse impact on raw material costs and the ability to obtain the necessary raw materials for several businesses in this Category.  The Company has implemented certain strategies to help ensure continued product supply to its customers and mitigate the potentially negative impact that rising steel and other commodity prices could have on operating income.  If steel or other commodity costs associated with the Company’s manufactured products increase and the costs cannot be passed on to the Company’s customers, operating income would be adversely affected.  Conversely, reduced steel and other commodity costs would improve operating income to the extent such savings do not have to be passed on to customers.  Additionally, decreased availability of steel or other commodities could affect the Company’s ability to produce manufactured products in a timely manner.  If the Company cannot obtain the necessary raw materials for its manufactured products, then revenues, operating income and cash flows could be adversely affected.

•
Operating margins of the abrasives business could be impacted by volatile energy prices that affect both production and transportation costs.  This business continues to pursue cost and site optimization initiatives and the use of more energy-efficient equipment to help mitigate future energy-related increases.

•	Due to a strong natural gas market and additional North American opportunities, demand for air-cooled heat exchangers is expected to remain strong through the remainder of 2008 and into 2009.

Results of Operations

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars are in millions, except per share and percentages)	2008	2007	2008	2007
Revenues from continuing operations	$1,044.9	$927.4	$3,132.3	$2,713.5

Cost of services and products sold	762.3	667.4	2,285.1	1,976.3

Selling, general and administrative expenses	153.5	133.3	470.5	388.4

Other (income) expenses	(6.0)	1.0	(6.1)	(0.9)

Operating income from continuing operations	133.9	124.7	379.1	347.2

Interest expense	19.7	21.0	55.8	60.1

Income tax expense from continuing operations	30.0	32.2	89.2	91.2

Income from continuing operations	84.0	70.3	231.2	192.7

Income (loss) from discontinued operations	(3.7)	7.1	(4.0)	15.3

Net income	80.3	77.3	227.2	208.0

Diluted earnings per common share from continuing operations	0.99	0.83	2.73	2.28

Diluted earnings per common share	0.95	0.91	2.68	2.46

Effective income tax rate for continuing operations	26.0%	30.7%	27.3%	31.4%

Consolidated effective income tax rate	28.7%	30.0%	28.2%	31.0%

Comparative Analysis of Consolidated Results

Revenues
Revenues for the third quarter of 2008 increased $117.5 million or 13% from the third quarter of 2007.  Revenues for the first nine months of 2008 increased $418.7 million or 15% from the first nine months of 2007.  These increases were attributable to the following significant items:

Changes in Revenues – 2008 vs. 2007	Third Quarter	Nine Months
(In millions)
Effect of foreign currency translation.	$17.9	$137.9

Net increased revenues (excluding acquisitions) in the Access Services Segment due principally to growth in the Middle East and continued strength in parts of Europe (principally the Netherlands) and North America.	25.0	92.7

Net increased volume, new contracts and sales price changes in the Mill Services Segment (excluding acquisitions).	36.7	74.2

Effect of business acquisitions in the Mill Services Segment ($5.5 and $30.3, for the third quarter and nine months, respectively); the Access Services Segment ($4.2 and $9.2, for the third quarter and nine months, respectively); and the All Other Category - Minerals & Rail Services and Products ($0.4 and $12.9, for the third quarter and nine months, respectively).	10.1	52.4

Increased revenues of the air-cooled heat exchangers business due to a continued strong natural gas market.	4.5	18.5

Increased revenues in the railway track maintenance services and equipment business due to increased repair parts sales and rail equipment sales. Additionally, contract services increased for the first nine months.	8.4	16.9

Increased revenues in the industrial grating products business due to continued strong demand.	5.4	12.8

Increased revenues in the reclamation and recycling services business due to higher input prices and volume.	6.4	6.2

Other (minor changes across the various units not already mentioned).	3.1	7.1
Total Change in Revenues – 2008 vs. 2007	$117.5	$418.7

Cost of Services and Products Sold
Cost of services and products sold for the third quarter of 2008 increased $94.9 million, or 14%, from the third quarter of 2007, slightly higher than the 13% increase in revenues.  Cost of services and products sold for the first nine months of 2008 increased $308.8 million, or 16%, from the first nine months of 2007, slightly higher than the 15% increase in revenues.  These increases were attributable to the following significant items:

Changes in Cost of Services and Products Sold – 2008 vs. 2007	Third Quarter	Nine Months
(In millions)
Increased costs due to increased revenues (exclusive of the effect of foreign currency translation and business acquisitions, and including the impact of increased commodity costs included in selling prices).	$64.1	$161.9

Effect of foreign currency translation.	13.0	101.5

Effect of business acquisitions.	5.9	37.8

Other (product/service mix, results of enterprise business optimization initiatives and volume-related efficiencies offset by increased equipment maintenance costs and increased fuel costs not recovered through increased selling prices).	11.9	7.6
Total Change in Cost of Services and Products Sold – 2008 vs. 2007	$94.9	$308.8

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses for the third quarter and first nine months of 2008 increased $20.2 million and $82.1 million, respectively, from the comparable 2007 periods.  The increases in SG&A expenses were attributable to the following significant items with the principal driver being the continued expansion of the business:

Changes in Selling, General and Administrative Expenses – 2008 vs. 2007	Third Quarter	Nine Months
(In millions)
Increased compensation expense due to salary increases and increased headcount to fill key positions.	$6.4	$27.8

Effect of foreign currency translation.	1.9	18.4

Increased professional fees due to global optimization projects that will benefit future years.	1.5	8.7

Effect of business acquisitions.	3.3	7.5

Increased travel expenses.	1.5	5.8

Increased commissions, largely related to increased revenues in the air-cooled heat exchangers business.	—	3.2

Other.	5.6	10.7
Total Change in Selling, General and Administrative Expenses – 2008 vs. 2007	$20.2	$82.1

Other (Income) Expenses
This income statement classification includes impaired asset write-downs, employee termination benefit costs and other costs to exit activities, offset by net gains on the disposal of non-core assets.  Net Other income was $6.0 million in the third quarter of 2008, compared with expense of $1.0 million in the comparable 2007 period.  Net Other income was $6.1 million in the first nine months of 2008, compared with income of $0.9 million in the first nine months of 2007.  The increase in Other income for both the third quarter and nine months of 2008 relates principally to incremental gains on the sale of non-core assets.

Interest Expense
Interest expense for the third quarter of 2008 decreased $1.3 million or 6% from the third quarter of 2007.  For the first nine months of 2008, interest expense decreased $4.2 million or 7% from the first nine months of 2007.  This decrease was primarily due to lower overall debt levels in 2008.  In addition, foreign currency translation decreased interest expense by $0.4 million for the third quarter of 2008 but increased interest expense by $0.4 million for the first nine months of 2008.

Income Tax Expense from Continuing Operations
Income tax expense from continuing operations decreased $2.1 million or 7% in the third quarter of 2008 compared with the third quarter of 2007.  For the first nine months of 2008, income tax expense from continuing operations decreased $1.9 million or 2% from the first nine months of 2007.  This decrease was primarily due to a lower effective income tax rate from continuing operations offset by increased pre-tax income.  The effective income tax rates of 26.0% and 27.3% for the third quarter and first nine months of 2008, respectively, compared with 30.7% and 31.4% for the third quarter and first nine months of 2007, respectively.  The decrease in the effective income tax rate for the third quarter and first nine months of 2008 was primarily due to increased earnings in jurisdictions with lower tax rates and the recognition of previously unrecognized tax benefits in certain state and foreign jurisdictions.

Income from Continuing Operations
Income from continuing operations increased $13.7 million or 20% in the third quarter of 2008 compared with the third quarter of 2007.  Income from continuing operations increased $38.5 million or 20% in the first nine months of 2008 compared with the first nine months of 2007.  These increases resulted from continuing demand for most of the Company’s services and products; growth of operations in emerging economies, particularly the Middle East; the net effect of business acquisitions and divestitures and a lower effective income tax rate.

Loss from Discontinued Operations
The loss from discontinued operations was $3.7 million and $4.0 million in the third quarter and first nine months of 2008, respectively, compared with income of $7.1 million and $15.3 million in the third quarter and first nine months of 2007, respectively.  The loss from discontinued operations is net of income tax expense of $2.8 million and $2.6 million for the third quarter and first nine months of 2008, respectively, which includes book-to-tax-return adjustments representing changes to prior estimates upon filing of tax returns.  Discontinued operations consist of the Company’s Gas Technologies Segment, the sale of which was completed in December 2007.  See Note 2, “Acquisitions and Dispositions,” in Part II, Item 8, Financial Statements and Supplementary Data, of the Company’s 2007 Form 10-K for additional information on the disposition of the Gas Technologies Segment.

Net Income and Earnings Per Share
Net income of $80.3 million and diluted earnings per share of $0.95 in the third quarter of 2008 exceeded the third quarter of 2007 by $3.0 million and $0.04, respectively.  Net income of $227.2 million and diluted earnings per share of $2.68 in the first nine months of 2008 exceeded the first nine months of 2007 by $19.2 million and $0.22, respectively.  These increases are primarily due to increased income from continuing operations for the reasons described above.

Liquidity and Capital Resources

Overview
Financial markets in the United States and some other nations have been under stress due to poor lending practices and sharp declines in real estate values.  As a result, broad-based tightening of credit conditions has occurred which has restrained economic growth.  In response to these changes in the global economic conditions, the Company has undertaken several initiatives to conserve capital and enhance liquidity including prudently reducing capital spending to only critical capital projects where the highest returns can be achieved while redeploying existing capital investments; optimizing worldwide cash positions; reducing or eliminating discretionary spending; and additional scrutiny and tightening of credit terms with customers.  Despite the tightening of credit markets around the world, the Company continues to have available liquidity and has been able to issue commercial paper as needed.  The Company fully expects current operational and business needs to be covered by cash from operations for the rest of 2008 and into 2009.

During the first nine months of 2008, the Company generated $382.0 million in cash from operating activities, an increase of 3% compared with the $372.3 million in the first nine months of 2007.  This increase was primarily due to higher net income and the timing of cash payments for inventory, offset by reductions in current liabilities and income tax accruals.  This included the effect of a $20 million income tax payment principally as a result of the December 2007 gain on the sale of the discontinued Gas Technologies business.  The Company continues to expect to achieve record cash from operations for the full year 2008, exceeding 2007’s $471.7 million.

In the first nine months of 2008, the Company invested $380.9 million in capital expenditures (over 55% of which were for revenue-growth projects); returned $53.0 million to stockholders through the repurchase of Company stock; and paid $49.3 million in stockholder dividends.

The Company’s net cash borrowings increased $59.8 million in the first nine months of 2008.  The incremental borrowings and operating cash flows funded principally capital expenditures.  Balance sheet debt, which is affected by foreign currency translation, increased $30.4 million from December 31, 2007.  The debt to total capital ratio decreased from 40.8% to 39.6% as a result of increased equity.

One of the Company’s strategic objectives for 2008 is to generate record cash provided by operating activities.  The Company plans to sustain its balanced portfolio through its strategy of redeploying discretionary cash for disciplined growth and international diversification in the Access Services Segment; in long-term, high-return and high-renewal-rate services contracts for the Mill Services Segment, principally in emerging economies or for customer diversification; for growth and international diversification in the All Other Category (Minerals & Rail Services and Products); and for selective bolt-on acquisitions in the industrial services businesses.  The Company also foresees continuing its long and consistent history of paying dividends to stockholders.  The Company also anticipates repurchasing up to 4.9 million shares of its own common stock under the recently expanded program authorized by the Company’s Board of Directors.

The Company is also focused on improved working capital management.  Specifically, short-term and long-term enterprise business optimization programs are being used to improve the effective and efficient use of working capital, particularly accounts receivable and inventories in the Access Services and Mill Services Segments.

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

Major uses of operating cash flows and borrowed funds include capital investments, principally in the industrial services business; payroll costs and related benefits; pension funding payments; inventory purchases for the manufacturing businesses; income tax payments; debt principal and interest payments; insurance premiums and payments of self-insured casualty losses; and machinery, equipment, automobile and facility rental payments.  Cash is also used for selective bolt-on acquisitions and share repurchases as the appropriate opportunities arise.

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

In May 2008, the Company completed an offering in the United States of 5.75%, 10-year senior notes totaling $450.0 million.  After pricing and underwriting discounts, the Company received a total of $446.6 million in cash proceeds from the offering.  The proceeds were used to reduce the Company’s U.S. and euro commercial paper programs by $286.4 million and $160.2 million, respectively.

The following table illustrates the amounts outstanding under credit facilities and commercial paper programs and available credit at September 30, 2008:

Summary of Credit Facilities and Commercial Paper Programs	As of September 30, 2008
(In millions)	Facility Limit	Outstanding Balance	Available Credit

U.S. commercial paper program	$550.0	$60.0	$490.0

Euro commercial paper program	288.8	42.4	246.4

Multi-year revolving credit facility expiring November 2010 (a)	450.0	—	450.0

364-day revolving credit facility (a)	450.0	—	450.0

Bilateral credit facility (b)	50.0	—	50.0

Totals at September 30, 2008	$1,788.8	$102.4	$1,686.4	(c)

(a)	U.S.-based program
(b)	International-based program
(c)
Although the Company has significant available credit, it is the Company’s policy to limit aggregate commercial paper and credit facility borrowings at any one time to a maximum of $720 million (the aggregate amount of the back-up facilities available as of November 2008).

In November 2008, the Company, Citibank N.A., as administrative agent, and a syndicate of nine other banks entered into a 364-day credit agreement that enables the Company to borrow up to $220 million in short-term advances.  The new facility expires in November 2009 and replaces the $450 million 364-day revolving credit facility which expired November 4, 2008.  The Company can elect to repay any advances outstanding on the termination date of the credit agreement over the succeeding period, not to exceed twelve months.  The Company has the option to increase the size of the facility at a later date to up to $300 million with the consent of the lenders.  The agreement contains usual and customary affirmative and negative covenants and customary events of default that would permit the lenders to accelerate the loans if not cured within applicable grace periods, including the failure to make timely payments under the credit facility, the failure to satisfy covenants and specified events of bankruptcy, and insolvency.  Corresponding with this renewal, the Company modified its policy to limit aggregate commercial paper and credit facility borrowings at any one time to a maximum of $720 million.  The foregoing description of the Credit Facility does not purport to be complete and is qualified in its entirety by reference to the full text, which is attached hereto as Exhibit 10(a).  From time to time, the Administrative Agent and certain of the lenders provide customary commercial and investment banking services to the Company.  For more information on the

Company’s credit facilities and long-term notes, see Note G, “Debt and Credit Agreements,” in this Form 10-Q and Note 6, “Debt and Credit Agreements,” in the Company’s Form 10-K for the year ended December 31, 2007.

Credit Ratings and Outlook – The following table summarizes the Company’s debt ratings at September 30, 2008:

	Long-term Notes	U.S.–Based Commercial Paper	Outlook

Standard & Poor’s (S&P)	A-	A-2	Stable
Moody’s	A3	P-2	Stable
Fitch	A-	F2	Stable

The Company’s euro-based commercial paper program has not been rated since the euro market does not require it.  Fitch and Standard & Poor’s ratings were reaffirmed as shown above in August and October 2008, respectively.  Also in June 2008, Moody’s reaffirmed its ratings previously given prior to the $450.0 million note offering in May 2008.  Any continued tightening of the credit markets, which began during 2007, may adversely impact the Company’s access to capital and the associated costs of borrowing; however this is mitigated by the Company’s strong financial position and earnings outlook as reflected in the above-mentioned credit ratings.  A downgrade to the Company’s credit ratings would probably increase borrowing costs to the Company and may negatively impact its access to capital, while an improvement in the Company’s credit ratings would probably decrease borrowing costs to the Company.

Working Capital Position – Changes in the Company’s working capital are reflected in the following table:

(Dollars are in millions)	September 30 2008	December 31 2007	Increase (Decrease)
Current Assets
Cash and cash equivalents	$89.9	$121.8	$(31.9)
Trade accounts receivable, net	845.1	779.6	65.5
Other receivables	57.3	44.5	12.8
Inventories	351.9	310.9	41.0
Other current assets	106.9	88.0	18.9
Assets held-for-sale	—	0.5	(0.5)
Total current assets	1,451.1	1,345.3	105.8
Current Liabilities
Notes payable and current maturities	45.2	68.7	(23.5)
Accounts payable	313.4	307.8	5.6
Accrued compensation	95.0	108.9	(13.9)
Income taxes payable	29.9	41.3	(11.4)
Other current liabilities	439.1	347.3	91.8
Total current liabilities	922.6	874.0	48.6
Working Capital	$528.5	$471.3	$57.2
Current Ratio	1.6:1	1.5:1

Working capital increased approximately 12% in the first nine months of 2008 due principally to the following factors:

•	Cash decreased $31.9 million principally due to lower debt as well as foreign currency translation.

•	Net trade accounts receivable increased $65.5 million primarily due to the growth in each of the Company’s businesses and the timing of collections partially offset by foreign currency translation.

•
The $41.0 million increase in inventory balances related principally to increased demand in the Access Services and Mill Services Segments; an increase in inventory in the railway track maintenance services and equipment business to fill current orders and, to a lesser extent, pricing of raw materials.  Partially offsetting these increases was a decrease due to foreign currency translation.

•	Other current assets increased $18.9 million primarily due to an increase in advance payments made by the Company, mark-to-market commodity hedging and tax prepayments.

•
Notes payable and current maturities decreased $23.5 million due to the anticipated payments of commercial paper borrowings beyond one year, foreign currency translation and reduction of other short-term borrowings.

•
Accrued compensation decreased $13.9 million due principally to the payments of incentive compensation earned during 2007 and, to a lesser extent, a 2008 executive incentive compensation payment, partially offset by normal incentive compensation accruals.

•
Other current liabilities increased $91.8 million due principally to advances on contracts within the railway track maintenance services and equipment business; accrued interest; insurance liabilities; foreign currency translation, partially offset by payments on existing accruals.

Certainty of Cash Flows – The certainty of the Company’s future cash flows is underpinned by the long-term nature of the Company’s mill services contracts and the strong discretionary cash flows (operating cash flows in excess of the amounts necessary for capital expenditures to maintain current revenue levels) generated by the Company.  Traditionally, the Company has utilized these discretionary cash flows for growth-related capital expenditures.  At December 31, 2007, the Company’s mill services contracts had estimated future revenues of $5.0 billion.  As of September 30, 2008, the Company had an order backlog of $669.5 million in its All Other Category (Minerals & Rail Services and Products).  This compares with $448.1 million at December 31, 2007.  The increase from December 31, 2007 is due principally to increased demand for certain products within the railway track maintenance services and equipment business, as a result of new international orders, as well as increased demand for heat exchangers and industrial grating.  The railway track maintenance services and equipment business backlog includes a significant portion that will not be realized until 2009 and later due to the long lead-time necessary to build certain equipment, and the long-term nature of certain service contracts.  Order backlog for scaffolding, shoring and forming services; for roofing granules and slag abrasives; and the reclamation and recycling services of high-value content from steelmaking slag is excluded from the above amounts.  These amounts are generally not quantifiable due to the short order lead times for certain services, the nature and timing of the products and services provided and equipment rentals with the ultimate length of the rental period unknown.

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

Cash Flow Summary
The Company’s cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

Summarized Cash Flow Information
	Nine Months Ended September 30
(In millions)	2008	2007
Net cash provided by (used in):
Operating activities	$382.0	$372.3
Investing activities	(366.4)	(564.7)
Financing activities	(47.1)	181.0
Effect of exchange rate changes on cash	(0.5)	12.7
Net change in cash and cash equivalents	$(32.0)	$1.4	(a)

(a) Does not total due to rounding

Cash From Operating Activities – Net cash provided by operating activities in the first nine months of 2008 was $382.0 million, an increase of $9.7 million (3%) from the first nine months of 2007.  The increased cash from operations was a result of higher net income and the timing of cash payments for inventory.  These increases were partially offset by reductions in current liabilities and the timing of estimated tax payments.

Cash Used in Investing Activities – Net cash used in investing activities in the first nine months of 2008 declined compared with the same period of 2007 due principally to the $210.0 million purchase of Excell Minerals in 2007, partially offset by higher capital expenditures in the first nine months of 2008.  In the first nine months of 2008, cash used in investing activities was $366.4 million consisting primarily of capital investments of $380.9 million.  Growth in capital investments was $54.7 million (17%) over the first nine months of 2007 as over 55% of the investments were for projects intended to grow future revenues.  Investments were made predominantly in the industrial services businesses, with 52% in the Access Services Segment and 43% in the Mill Services Segment.  Throughout the remainder of 2008 and into 2009, the Company plans to continue to manage its balanced portfolio and consider opportunities to invest in value creation projects including prudent, bolt-on acquisitions, principally in the industrial services business.  Additionally, the Company will shift more growth investments into the All Other Category in 2009 and beyond, as this group continues to expand globally and operate at near maximum capacity.

Cash Used in Financing Activities – The following table summarizes the Company’s debt and capital positions at September 30, 2008 and December 31, 2007.

(Dollars are in millions)	September 30 2008	December 31 2007
Notes Payable and Current Maturities	$45.2	$68.7
Long-term Debt	1,066.0	1,012.1
Total Debt	1,111.2	1,080.8
Total Equity	1,691.6	1,566.1
Total Capital	$2,802.8	$2,646.9
Total Debt to Total Capital	39.6%	40.8%

The Company’s debt as a percent of total capital as of September 30, 2008 decreased from December 31, 2007.  Overall debt increased primarily due to capital expenditures for growth initiatives, and to a lesser extent, due to foreign currency translation resulting from the weakening of the U.S. dollar in comparison with the euro.  Total equity increased due principally to the net income generated during the first nine months of 2008 partially offset by foreign currency translation due to the strengthening of the U.S. dollar.  During the first nine months of 2008, the Company used $53.0 million in order to purchase its own common stock for treasury.

Debt Covenants
The Company’s credit facilities and certain notes payable agreements contain covenants requiring a minimum net worth of $475 million and a maximum debt to capital ratio of 60%.  Based on balances at September 30, 2008, the Company could increase borrowings by approximately $1.5 billion and still be within its debt covenants.  Alternatively, keeping all other factors constant, the Company’s equity could decrease by approximately $980.8 million and the Company would still be within its covenants.  Additionally, the Company’s 7.25% British pound sterling-denominated notes, due October 27, 2010, and its 5.75% notes, due May 2018, also include covenants that permit the note holders to redeem their notes, at par and 101% of par, respectively, in the event of a change of control of the Company or disposition of a significant portion of the Company’s assets in combination with the Company’s credit rating downgraded to non-investment grade.  The Company expects to be compliant with these debt covenants one year from now.

Cash and Value-Based Management
The Company plans to continue with its strategy of selective prudent investing for strategic purposes for the foreseeable future.  The goal of this strategy is to improve the Company’s Economic Value Added (“EVA®”) under the program that commenced January 1, 2002, a core value of the Company.  Under this program, the Company evaluates strategic investments based upon the investment’s economic profit.  EVA equals after-tax operating profits less a charge for the use of the capital employed to create those profits (only the service cost portion of pension expense is included for EVA purposes).  Therefore, value is created when a project or initiative produces a return above the cost of capital.  In the first nine months of 2008, improvement in EVA was achieved compared with the first nine months of 2007.

The Company is committed to continue paying dividends to stockholders.  The Company has increased the dividend rate for fourteen consecutive years, and in August 2008, the Company paid its 233rd consecutive quarterly cash dividend.  In September 2008, the Company declared its 234th consecutive quarterly cash dividend.

The Company’s Board of Directors has authorized the repurchase of up to 4.9 million of its own common stock beginning in the fourth quarter of 2008.

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

ITEM4.              CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures as of September 30, 2008.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.  There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the third quarter of 2008.

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

The financial markets in the United States, Europe and Asia experienced extreme disruption in recent months, including, among other things, severely diminished liquidity and credit availability, declines in real estate values, volatility in security prices, rating agency downgrades of some investments and declining valuations of others.  This has led to restrained economic growth on a global basis.  Governments have taken unprecedented actions intended to address these market conditions.  While these conditions have not impaired the Company’s ability to access credit markets and finance operations, at this time, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies which could lead to the inability to access credit markets.

For a full disclosure of risk factors that affect the Company, see the Company’s Form 10-K (Part I, Item 1A) for the year ended December 31, 2007 (filed with the Commission on February 29, 2008).

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)           There were no unregistered sales of equity securities during the period covered by the report.
(b)           Not applicable.
(c)           Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2008 – July 31, 2008	—	—	—	1,700,000
August 1, 2008 – August 31, 2008	101,100	51.45	101,100	1,598,900
September 1, 2008 – September 30, 2008	652,533	47.36	652,633	4,946,367
Total	753,633	47.91	753,633

The Company’s share repurchase program was extended by the Board of Directors in September 2008.  The Board authorized an increase of 4,000,000 shares to the 946,367 remaining from the Board’s previous stock repurchase authorization.  The repurchase program expires January 31, 2010.  As of September 30, 2008, there are 4,946,367 authorized shares remaining in the program.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

None.

ITEM 5.             OTHER INFORMATION

DIVIDEND INFORMATION

On September 23, 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.195 per share, payable November 14, 2008, to stockholders of record as of October 14, 2008.

364-DAY CREDIT AGREEMENT

In November 2008, the Company, Citibank N.A., as administrative agent, and a syndicate of nine other banks entered into a 364-day credit agreement that enables the Company to borrow up to $220 million in short-term advances.  The new facility expires in November 2009 and replaces the $450 million 364-day revolving credit facility which expired November 4, 2008.  The Company can elect to repay any advances outstanding on the termination date of the credit agreement over the succeeding period, not to exceed twelve months.  The Company has the option to increase the size of the facility at a later date to up to $300 million with the consent of the lenders.  The agreement contains usual and customary affirmative and negative covenants and customary events of default that would permit the lenders to accelerate the loans if not cured within applicable grace periods, including the failure to make timely payments under the credit facility, the failure to satisfy covenants and specified events of bankruptcy, and insolvency.  Corresponding with this renewal, the Company modified its policy to limit aggregate commercial paper and credit facility borrowings at any one time to a maximum of $720 million.  The foregoing description of the Credit Facility does not purport to be complete and is qualified in its entirety by reference to the full text, which is attached hereto as Exhibit 10(a).  From time to time, the Administrative Agent and certain of the lenders provide customary commercial and investment banking services to the Company.  For more information on the Company’s credit facilities and long-term notes, see Note G, “Debt and Credit Agreements,” in this Form 10-Q and Note 6, “Debt and Credit Agreements,” in the Company’s Form 10-K for the year ended December 31, 2007.

COMMON STOCK OPTION DISCLOSURE

Salvatore D. Fazzolari, the Company’s Chairman and CEO, holds options to purchase 24,000 shares of the Company’s common stock that will expire in January 2009.  The Company anticipates that, prior to such expiration date, Mr. Fazzolari will take steps to exercise such options.  The timing and nature of the exercise have yet to be determined.

ITEM 6.             EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number	Description

10(a)	364-Day Credit Agreement

31(a)	Certification Pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

31(b)	Certification Pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARSCO CORPORATION
(Registrant)

DATE	November 6, 2008	/S/ Stephen J. Schnoor
Stephen J. Schnoor
Senior Vice President and Chief Financial Officer

DATE	November 6, 2008	/S/ Richard M. Wagner
Richard M. Wagner
Vice President and Controller