Form 10-K
period 2008-12-31
HARSCO CORP
filed 2009-02-24
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________________

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  ☐    NO  ☒

The aggregate market value of the Company’s voting stock held by non-affiliates of the Company as of June 30, 2008 was $4,586,440,131.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2009
Common stock, par value $1.25 per share	80,325,891

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the 2008 Proxy Statement are incorporated by reference into Part III of this Report.

The Exhibit Index (Item No. 15) located on pages 108 to 113 incorporates several documents by reference as indicated therein.

HARSCO CORPORATION
FORM 10-K
INDEX

		Page
PART I
Item 1.	Business.	3 – 8
Item 1A.	Risk Factors.	8 – 16
Item 1B.	Unresolved Staff Comments.	16
Item 2.	Properties.	17
Item 3.	Legal Proceedings.	17
Item 4.	Submission of Matters to a Vote of Security Holders.	18
Supplementary Item.	Executive Officers of the Registrant (Pursuant to Instruction 3 to Item 401(b) of Regulation S-K).	18 –19

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.	20
Item 6.	Selected Financial Data.	21
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	21 – 49
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	49
Item 8.	Financial Statements and Supplementary Data.	50 – 103
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.	103
Item 9A.	Controls and Procedures.	103
Item 9B.	Other Information.	103

PART III
Item 10.	Directors, Executive Officers and Corporate Governance.	104
Item 11.	Executive Compensation.	104
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	104 – 105
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	105
Item 14.	Principal Accounting Fees and Services.	105

PART IV
Item 15.	Exhibits, Financial Statement Schedules.	106 – 113

SIGNATURES		114

PART I

Item 1.  Business.

(a)  General Development of Business.

Harsco Corporation (“the Company”) is a diversified, multinational provider of market-leading industrial services and engineered products.  The Company’s operations fall into two reportable segments: Harsco Infrastructure (formerly Access Services) and Harsco Metals (formerly Mill Services), plus an “all other” category labeled Harsco Minerals & Rail.  The Company has locations in 50 countries, including the United States.  The Company was incorporated in 1956.

The Company’s executive offices are located at 350 Poplar Church Road, Camp Hill, Pennsylvania 17011.  The Company’s main telephone number is (717) 763-7064.  The Company’s Internet website address is www.harsco.com.  Through this Internet website (in the “Investor Relations” link) the Company makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and all amendments to those reports, as soon as reasonably practicable after those reports are electronically filed or furnished to the Securities and Exchange Commission.  Information contained on the Company’s website is not incorporated by reference into this Annual Report on Form 10-K, and should not be considered as part of this Annual Report on Form 10-K.

The Company’s principal lines of business and related principal business drivers are as follows:

Principal Lines of Business	Principal Business Drivers

• Highly engineered scaffolding, concrete forming and shoring, and other access-related services, rentals and sales	• Infrastructure and non-residential construction • Infrastructure plant maintenance requirements
• Outsourced, on-site services to steel mills and other metals producers	• Global metals production and capacity utilization • Outsourcing of services by metals producers
• Minerals and recycling technologies	• Demand for industrial co-product materials
• Railway track maintenance services and equipment	• Global railway track maintenance-of-way capital spending • Outsourcing of track maintenance and new track construction by railroads
• Industrial grating products	• Industrial plant and warehouse construction and expansion
• Air-cooled heat exchangers	• Natural gas compression, transmission and demand
• Industrial abrasives and roofing granules	• Industrial and infrastructure surface preparation and restoration • Residential roof replacement
• Heat transfer products and powder processing equipment	• Commercial and institutional boiler and water heater requirements • Pharmaceutical, food and chemical production

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

In 2008, 2007 and 2006, the United States contributed sales of $1.3 billion, $1.2 billion and $1.0 billion, equal to 32%, 31% and 32% of total sales, respectively.  In 2008, 2007 and 2006, the United Kingdom contributed sales of $0.7 billion in each year, equal to 17%, 20% and 22% of total sales, respectively.  One customer, ArcelorMittal, represented approximately 10% of the Company’s sales during 2008, 2007 and 2006.  There were no significant inter-segment sales.

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

(c)   Narrative Description of Business

(1)  A narrative description of the businesses by reportable segment is as follows:

Harsco Infrastructure Segment – 39% of consolidated sales for 2008

The Harsco Infrastructure Segment includes the Company’s brand names of SGB Group, Hünnebeck Group and Patent Construction Systems.  The Harsco Infrastructure Segment is one of the world’s most complete knowledge-based global organizations for highly engineered rental scaffolding, shoring, concrete forming and other access-related solutions.  The U.K.-based SGB Group operates from a network of international branches throughout Europe, the Middle East and Asia/Pacific; the Germany-based Hünnebeck Group serves Europe, the Middle East and South America, while the U.S.-based Patent Construction Systems serves North America including Mexico, Central America and the Caribbean.  Major services include the rental of concrete shoring and forming systems; scaffolding for non-residential and infrastructure projects; as well as a variety of other infrastructure services including project engineering and equipment erection and dismantling and, to a lesser extent, equipment sales.

The Company’s infrastructure services are provided through branch locations in over 30 countries plus export sales worldwide.  In 2008, this Segment’s revenues were generated in the following regions:

Harsco Infrastructure Segment
2008 Percentage
Region	of Revenues

Western Europe	59%
North America	20%
Middle East and Africa	11%
Eastern Europe	8%
Asia/Pacific	1%
Latin America (a)	1%
(a) Including Mexico.

For 2008, 2007 and 2006, the Harsco Infrastructure Segment’s percentage of the Company’s consolidated sales was 39%, 39% and 36%, respectively.

Harsco Metals Segment – 40% of consolidated sales for 2008

The Harsco Metals Segment is the world’s largest provider of on-site, outsourced services to the global metals industries.  Harsco Metals provides its services on a long-term contract basis, supporting each stage of the metal-making process from initial raw material handling to post-production by-product processing and on-site recycling.  Working as a specialized, value-added services provider, Harsco Metals rarely takes ownership of its customers’ raw materials or finished products.  This Segment’s multi-year contracts had estimated future revenues of $4.1 billion at December 31, 2008.  This provides the Company with a substantial base of long-term revenues.  Approximately 65% of these revenues are expected to be recognized by December 31, 2011.  The remaining revenues are expected to be recognized principally between January 1, 2012 and December 31, 2017.

Harsco Metals operates in over 30 countries.  In 2008, this Segment’s revenues were generated in the following regions:

Harsco Metals Segment
2008 Percentage
Region	of Revenues

Western Europe	52%
North America	20%
Latin America (a)	13%
Asia/Pacific	6%
Middle East and Africa	5%
Eastern Europe	4%
(a) Including Mexico.

For 2008, 2007 and 2006, the Harsco Metals Segment’s percentage of the Company’s consolidated sales was 40%, 41% and 45%, respectively.

All Other Category - Harsco Minerals & Rail – 21% of consolidated sales for 2008

The All Other Category includes the Excell Minerals, Reed Minerals, Harsco Rail, IKG Industries, Air-X-Changers and Patterson-Kelley Divisions.  Approximately 84% of this category’s revenues originate in the United States.

Export sales for this Category totaled $102.7 million, $57.1 million and $96.6 million in 2008, 2007 and 2006, respectively.  In 2008, 2007 and 2006, export sales for the Harsco Rail Division were $68.1 million, $21.8 million and $51.5 million, respectively, which included sales to Canada, Mexico, Europe, Asia, the Middle East and Africa.  A significant backlog exists at December 31, 2008 in the Harsco Rail Division as a result of orders received in 2007 from the Chinese Ministry of Railways.

Excell Minerals is a multinational company that extracts high-value metallic content for production re-use on behalf of leading steelmakers and also specializes in the development of minerals technologies for commercial applications, including agriculture fertilizers.

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

Harsco Rail is a global provider of equipment and services to maintain, repair and construct railway track.  The Company’s railway track maintenance services support railroad customers worldwide.  The railway track maintenance equipment product class includes specialized track maintenance equipment used by private and government-owned railroads and urban transit systems worldwide.

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

For 2008, 2007 and 2006, the All Other Category’s percentage of the Company’s consolidated sales was 21%, 20% and 19%, respectively.

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

	Percentage of Consolidated Sales
Product Group	2008	2007	2006
Services and equipment for infrastructure construction and maintenance	39%	39%	36%

On-site services to metal producers	40%	41%	45%

(1)	(ii)	New products and services are added from time to time; however, in 2008 none required the investment of a material amount of the Company’s assets.

(1)	(iii)
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
The Company furnishes products and materials and certain industrial services within the Harsco Infrastructure and the All Other Category that are seasonal in nature.  As a result, the Company’s sales and net income for the first quarter ending March 31 are normally lower than the second, third and fourth quarters.  Additionally, the Company has historically generated the majority of its cash flows in the second half of the year.  This is a direct result of normally higher sales and income during the latter part of the year.  The Company’s historical revenue patterns and cash provided by operating activities were as follows:

Historical Revenue from Continuing Operations Patterns
(In millions)	2008	2007		2006	2005	2004

First Quarter Ended March 31	$987.8	$840.0		$682.1	$558.0	$478.7

Second Quarter Ended June 30	1,099.6	946.1		766.0	606.0	534.6

Third Quarter Ended September 30	1,044.9	927.4		773.3	599.5	532.9

Fourth Quarter Ended December 31	835.5	974.6		804.2	632.5	616.8
Totals	$3,967.8	$3,688.2	(a)	$3,025.6	$2,396.0	$2,163.0

Historical Cash Provided by Operations
(In millions)	2008	2007	2006	2005		2004

First Quarter Ended March 31	$32.0	$41.7	$69.8	$48.1		$32.4

Second Quarter Ended June 30	178.5	154.9	114.5	86.3		64.6

Third Quarter Ended September 30	171.6	175.7	94.6	98.1		68.9

Fourth Quarter Ended December 31	192.2	99.4	130.3	82.7		104.6
Totals	$574.3	$471.7	$409.2	$315.3	(a)	$270.5
(a) Does not total due to rounding.

(1)	(vi)
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
One customer, ArcelorMittal, represented approximately 10% of the Company’s sales in 2008, 2007 and 2006.  The Harsco Metals Segment is dependent largely on the global steel industry, and in 2008, 2007 and 2006 there were two customers that each provided in excess of 10% of this Segment’s revenues under multiple long-term contracts at numerous mill sites.  ArcelorMittal was one of those customers in 2008, 2007 and 2006. The Company expects ArcelorMittal sales in 2009 to be less than 10% of the Company’s sales due primarily to reduced steel production levels;  the Company’s exiting of certain underperforming contracts with ArcelorMittal; and a stronger U.S. dollar. The loss of any one of the contracts would not have a material adverse effect upon the Company’s financial position or cash flows; however, it could have a material effect on quarterly or annual results of operations.  Additionally, these customers have significant accounts receivable balances.  Further consolidation in the global steel industry is possible.  Should transactions occur involving some of the Company’s larger steel industry customers, it would result in an increase in concentration of credit risk for the Company.  If a large customer were to experience financial difficulty, or file for bankruptcy protection, it could adversely impact the Company’s income, cash flows and asset valuations.  As part of its credit risk management practices, the Company closely monitors the credit standing and accounts receivable position of its customer base.  See Note 10, Commitments and Contingencies, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data” for additional Information regarding a customer breach of contract.

(1)	(viii)
Backlog of manufacturing orders from continuing operations was $639.7 million and $448.1 million as of December 31, 2008 and 2007, respectively.  A significant backlog exists at December 31, 2008 in the Harsco Rail Group as a result of orders received in 2007 from the Chinese Ministry of Railways.  It is expected that approximately 47% of the total backlog at December 31, 2008 will not be filled during 2009.  Exclusive of certain orders received by Harsco Rail such as the order from the Chinese Ministry of Railways, the Company’s backlog is seasonal in nature and tends to follow in the same pattern as sales and net income which is discussed in section (1)(v) above.  Order backlog for scaffolding, shoring and forming services of the Harsco Infrastructure Segment is excluded from the above amounts.  These amounts are generally not quantifiable due to short order lead times for certain services, the nature and timing of the products and services provided and equipment rentals with the ultimate length of the rental period often unknown.  Backlog for roofing granules and slag abrasives is not included in the total backlog because it is generally not quantifiable, due to the short order lead times of the products provided.  Backlog for minerals and recycling technologies is not included in the total backlog amount because it is generally not quantifiable due to short order lead times of the products and services provided.  Contracts for the Harsco Metals Segment are also excluded from the total backlog.  These contracts have estimated future revenues of $4.1 billion at December 31, 2008.  For additional information regarding backlog, see the Backlog section included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(1)	(ix)	At December 31, 2008, the Company had no material contracts that were subject to renegotiation of profits or termination at the election of the U.S. Government.

(1)	(x)
The Company encounters active competition in all of its activities from both larger and smaller companies who produce the same or similar products or services, or who produce different products appropriate for the same uses.

(1)	(xi)
The expense for product development activities was $5.3 million, $3.2 million and $2.8 million in 2008, 2007 and 2006, respectively.  For additional information regarding product development activities, see the Research and Development section included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

(1)	(xiii)	As of December 31, 2008, the Company had approximately 21,500 employees.

(d)  Financial Information about Geographic Areas

Financial information concerning foreign and domestic operations is included in Note 14, Information by Segment and Geographic Area, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data.”  Export sales from the U.S. totaled $105.7 million, $61.7 million and $99.6 million in 2008, 2007 and 2006, respectively.

(e)  Available Information

Information is provided in Part I, Item 1 (a), “General Development of Business.”

Item 1A.  Risk Factors.

Set forth below and elsewhere in this report and in other documents the Company files with the Securities and Exchange Commission are risks and uncertainties that could cause the Company’s actual results to materially differ from the results contemplated by the forward-looking statements contained in this report and in other documents the Company files with the Securities and Exchange Commission.

Market risk.

In the normal course of business, the Company is routinely subjected to a variety of risks.  In addition to the market risk associated with interest rate and currency movements on outstanding debt and non-U.S. dollar-denominated assets and liabilities, other examples of risk include customer concentration in Harsco Metals and certain businesses of the “All Other” Category, collectibility of receivables, volatility of the financial markets and their effect on pension plans, and global economic and political conditions.

The financial markets in the United States, Europe and Asia experienced extreme disruption in the last half of 2008 and into 2009, including, among other things, severely diminished liquidity and credit availability for many business entities, declines in consumer confidence, negative economic growth, declines in real estate values, increases in unemployment rates, significant volatility in equities, rating agency downgrades, and uncertainty about economic stability.  This has led to a global recession.  Governments across the globe have taken unprecedented actions, including economic stimulus programs, intended to address these difficult market conditions.  These economic uncertainties affect all businesses in a number of ways, making it difficult to accurately forecast and plan future business activities.

The continuing disruption in the credit markets has severely restricted access to capital for many companies.  If credit markets continue to deteriorate, the Company’s ability to incur additional indebtedness to fund operations or refinance maturing obligations as they become due may be significantly constrained.  The Company is unable to predict the likely duration and severity of the current disruptions in the credit and financial markets and adverse global economic conditions.  While these conditions have not impaired the Company’s ability to access credit markets and finance operations at this time, if the current uncertain economic conditions continue or further deteriorate, the Company’s business and results of operations could be materially and adversely affected.

Cyclical industry and economic conditions may adversely affect the Company’s businesses.

The Company’s businesses are subject to general economic slowdowns and cyclical conditions in the industries served.  In particular,

•	The Company’s Harsco Infrastructure Segment may be adversely impacted by slowdowns in non-residential or infrastructure construction and annual industrial and building maintenance cycles;

•
The Company’s Harsco Metals Segment may be adversely impacted by slowdowns in steel mill production, excess capacity, consolidation or bankruptcy of steel producers or a reversal or slowing of current outsourcing trends in the steel industry;

•	The railway track maintenance services and equipment business may be adversely impacted by developments in the railroad industry that lead to lower capital spending or reduced maintenance spending;

•
The reclamation recycling services business may be adversely impacted by slowdowns in customer production or a reduction in the selling price of its materials, which is market-based and varies based upon the current fair value of the components being sold.  Therefore, the revenue amounts recorded from the sale of such recycled materials vary based upon the fair value of the commodity components being sold;

•
The roofing granules and abrasives business may be adversely impacted by reduced home resales or economic conditions that slow the rate of residential roof replacement, or by slowdowns in the industrial and infrastructure refurbishment industries;

•	The industrial grating products business may be adversely impacted by slowdowns in non-residential construction and industrial production;

•	The air-cooled heat exchangers business is affected by cyclical conditions present in the natural gas industry. Therefore, a slowdown in natural gas production could adversely affect this business;

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

In addition to the economic issues that directly affect the Company’s businesses, changes in the performance of equity and bond markets, particularly in the United Kingdom and the United States, impact actuarial assumptions used in determining annual pension expense, pension liabilities and the valuation of the assets in the Company’s defined benefit pension plans.  Further financial market deterioration would most likely have a negative impact on the Company’s pension expense and the accounting for pension assets and liabilities.  This could result in a decrease to Stockholders’ Equity and an increase in the Company’s statutory funding requirements.

The Company’s earnings may be positively or negatively impacted by the amount of income or expense the Company records for defined benefit pension plans.  The Company calculates income or expense for the plans using actuarial valuations that reflect assumptions relating to financial market and other economic conditions.  The most significant assumptions used to estimate defined benefit pension income or expense for the upcoming year are the discount rate and the expected long-term rate of return on plan assets.  If there are significant changes in key economic indicators, these assumptions may materially affect the Company’s financial position, results of operations, or cash flows.  These key economic factors would also likely affect the amount of cash the Company would contribute to the defined benefit pension plans.  For a discussion regarding how the Company’s financial statements can be affected by defined benefit pension plan accounting policies, see the Pension Benefits section of the Application of Critical Accounting Policies in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

In response to adverse market conditions during 2002 and 2003, the Company conducted a comprehensive global review of its defined benefit pension plans in order to formulate a plan to make its long-term pension costs more predictable and affordable.  In 2008, as a response to worsening economic conditions, the Company implemented design changes for additional defined benefit plans, of which the principal change involved converting future pension benefits for many of the Company’s non-union employees in the United Kingdom from a defined benefit plan to a defined contribution plan.  Defined benefit pension expense is expected to increase by approximately $28 million in 2009 when compared with 2008.

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

In addition to the Company’s defined benefit pension plans, the Company also participates in numerous multi-employer pension plans throughout the world.  Within the United States, the Pension Protection Act of 2006 may require additional funding for multiemployer plans that could cause the Company to be subject to higher cash contributions in the future.  Additionally, market conditions may affect the funded status of multi-employer plans and consequently any Company withdrawal liability, if applicable.  The Company continues to monitor and assess any full and partial withdrawal liability implications associated with these plans.

The Company’s global presence subjects it to a variety of risks arising from doing business internationally.

The Company operates in 50 countries, including the United States.  The Company’s global footprint exposes it to a variety of risks that may adversely affect results of operations, cash flows or financial position.  These include the following:

•	periodic economic downturns in the countries in which the Company does business;

•	fluctuations in currency exchange rates;

•	imposition of or increases in currency exchange controls and hard currency shortages;

•	customs matters and changes in trade policy or tariff regulations;

•	changes in regulatory requirements in the countries in which the Company does business;

•
changes in tax regulations, higher tax rates in certain jurisdictions and potentially adverse tax consequences including restrictions on repatriating earnings, adverse tax withholding requirements and “double taxation”;

•	longer payment cycles and difficulty in collecting accounts receivable;

•	complications in complying with a variety of international laws and regulations;

•	political, economic and social instability, civil unrest and armed hostilities in the regions or countries in which the Company does business;

•	inflation rates in the countries in which the Company does business;

•	laws in various international jurisdictions that limit the right and ability of subsidiaries to pay dividends and remit earnings to affiliated companies unless specified conditions are met; and‚

•	uncertainties arising from local business practices, cultural considerations and international political and trade tensions.

If the Company is unable to successfully manage the risks associated with its global business, the Company’s financial condition, cash flows and results of operations may be negatively impacted.

The Company has operations in several countries in the Middle East, including Bahrain, Egypt, Saudi Arabia, United Arab Emirates and Qatar, which are geographically close to Iraq, Iran, Israel, Lebanon and other countries with a continued high risk of armed hostilities.  During 2008, 2007 and 2006, the Company’s Middle East operations contributed approximately $66.7 million, $44.6 million and $34.8 million, respectively, to the Company’s operating income.  Additionally, the Company has operations in and sales to countries that have encountered outbreaks of communicable diseases (e.g., Acquired Immune Deficiency Syndrome (“AIDS”) and others).  In countries in which such outbreaks occur, worsen or spread to other countries, the Company may be negatively impacted through reduced sales to and within those countries and other countries impacted by such diseases.

Exchange rate fluctuations may adversely impact the Company’s business.

Fluctuations in foreign exchange rates between the U.S. dollar and the over 40 other currencies in which the Company conducts business may adversely impact the Company’s operating income and income from continuing operations in any given fiscal period.  Approximately 68% and 69% of the Company’s sales and approximately 61% and 68% of the Company’s operating income from continuing operations for the years ended December 31, 2008 and 2007, respectively, were derived from operations outside the United States.  More specifically, approximately 17% and 20% of the Company’s revenues were derived from operations in the United Kingdom during 2008 and 2007, respectively.  Additionally, approximately 26% of the Company’s revenues were derived from operations with the euro as their functional currency during both 2008 and 2007.  Given the structure of the Company’s revenues and expenses, an increase in the value of the U.S. dollar relative to the foreign currencies in which the Company earns its revenues generally has a negative impact on operating income, whereas a decrease in the value of the U.S. dollar tends to have the opposite effect.  The Company’s principal foreign currency exposures are to the British pound sterling and the euro.

Compared with the corresponding period in 2007, the average values of major currencies changed as follows in relation to the U.S. dollar during 2008, impacting the Company’s sales and income:

•	British pound sterling	Weakened by 10%
•	euro	Strengthened by 6%
•	South African rand	Weakened by 17%
•	Brazilian real	Strengthened by 5%
•	Canadian dollar	Relatively constant
•	Australian dollar	Relatively constant
•	Polish zloty	Strengthened by 13%

Compared with exchange rates at December 31, 2007, the values of major currencies changed as follows as of December 31, 2008:

•	British pound sterling	Weakened by 36%
•	euro	Weakened by 5%
•	South African rand	Weakened by 37%
•	Brazilian real	Weakened by 30%
•	Canadian dollar	Weakened by 22%
•	Australian dollar	Weakened by 23%
•	Polish zloty	Weakened by 20%

The Company’s foreign currency exposures increase the risk of income statement, balance sheet and cash flow volatility.  If the above currencies change materially in relation to the U.S. dollar, the Company’s financial position, results of operations, or cash flows may be materially affected.

To illustrate the effect of foreign currency exchange rate changes in certain key markets of the Company, in 2008, revenues would have been approximately 1% or $30.8 million less and operating income would have been approximately 1% or $3.3 million less if the average exchange rates for 2007 were utilized.  A similar comparison for 2007 would have decreased revenues approximately 5% or $166.9 million, while operating income would have been approximately 4% or $16.5 million less if the average exchange rates for 2007 would have remained the same as 2006.  If the U.S. dollar weakens in relation to the euro and British pound sterling, the Company would expect to see a positive impact on future sales and income from continuing operations as a result of foreign currency translation.

Additionally, based on current foreign currency exchange rates, earnings for 2009 will be significantly negatively impacted in comparison to 2008.  Currency changes also result in assets and liabilities denominated in local currencies being translated into U.S. dollars at different amounts than at the prior period end.  If the U.S. dollar weakens in relation to currencies in countries in which the Company does business, the translated values of the related assets and liabilities, and therefore stockholders’ equity, would increase.  Conversely, if the U.S. dollar strengthens in relation to currencies in countries in which the Company does business, the translated values of the related assets, liabilities, and therefore stockholders’ equity, would decrease.

Although the Company engages in foreign currency forward exchange contracts and other hedging strategies to mitigate foreign exchange risk, hedging strategies may not be successful or may fail to offset the risk.  The Company has a Foreign Currency Risk Management Committee that develops and implements strategies to mitigate these risks.

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

Negative economic conditions may adversely impact the demand for the Company’s services, the ability of the Company’s customers to meet their obligations to the Company on a timely basis and the valuation of the Company’s assets.

The current tightening of credit in financial markets may lead businesses to postpone spending, which may impact the Company’s customers, causing them to cancel, decrease or delay their existing and future orders with the Company.  Continual decline in the economy may further impact the ability of the Company’s customers to meet their obligations to the Company on a timely basis and could result in bankruptcy filings by them.  If customers are unable to meet their obligations on a timely basis, it could adversely impact the realizability of receivables, the valuation of inventories and the valuation of long-lived assets across the Company’s businesses.  The risk remains that certain significant Harsco Metals customers may file for bankruptcy protection, be acquired or consolidate in the future.  Additionally, the Company may be negatively affected by contractual disputes with customers and attempts by customers to unilaterally change the terms and pricing of certain contracts to their sole advantage without adequate consideration to the Company which could have an adverse impact on the Company’s income and cash flows.  For more information concerning contractual disputes, see Note 10, Commitments and Contingencies, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data.”

Furthermore, this could negatively affect the forecasts used in performing the Company’s goodwill impairment testing under SFAS No. 142, “Goodwill and Other Intangible Assets.”  In accordance with SFAS 142, the Company is required to test acquired goodwill for impairment on an annual basis based upon a fair value approach, rather than amortizing it over time.  If the fair market value of the Company’s reporting units is less than their book value, the Company could be required to record an impairment charge.  The valuation of reporting units requires judgment in estimating future cash flows, discount rates and other factors.  The basis of this discount rate calculation is derived from several internal and external factors.  These factors include, but are not limited to, the average market price of the Company’s stock, the number of shares of stock outstanding, the book value of the Company’s debt, a long-term risk-free interest rate, and both market and size-specific risk premiums.  Additionally, assessments of future cash flows would consider, but not be limited to the following: infrastructure plant maintenance requirements; global metals production and capacity utilization; global railway track maintenance-of-way capital spending; and other drivers of the Company’s businesses.  Changes in the overall interest rate environment may also impact the fair market value of the Company’s reporting units as this would directly influence the discount rate utilized for discounting operating cash flows, and ultimately determining a reporting unit’s fair value.  The Company’s overall market capitalization is also a factor in evaluating the fair market values of the Company’s reporting units.  While the Company’s stock price has declined approximately 57% during 2008, the Company’s market capitalization continues to exceed its book value as of December 31, 2008. As a result of this and other factors, the Company concluded that an interim impairment test was not required subsequent to its annual test performed as of October 1, 2008. Further significant declines in the overall market capitalization of the Company could lead to the determination that the book value of one or more of the Company’s reporting units exceeds their fair value.

If management determines that goodwill or other assets are impaired or that inventories or receivables cannot be realized at recorded amounts, the Company will be required to record a write-down in the period of determination, which will reduce net income for that period.  Although any potential impairment would be a non-cash charge, the amount could be significant and could have a significant adverse effect on the Company’s results of operations for the period in which the charge is recorded.

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

•
The Harsco Infrastructure Segment rents and sells equipment and provides erection and dismantling services to principally the non-residential and infrastructure construction and infrastructure plant maintenance markets.  Contracts are awarded based upon the Company’s engineering capabilities, product availability and efficiency, safety record, and the ability to competitively price its rentals and services.  If the Company is unable to consistently provide high-quality products and services at competitive prices, it may lose customers or operating margins may decline due to reduced selling prices.

•
The Harsco Metals Segment is sustained mainly through contract renewals.  Historically, the Company’s contract renewal rate has averaged approximately 90% over the past few years.  If the Company is unable to renew its contracts at the historical rates or renewals are at reduced prices, revenue may decline.  Additionally, the Company has been exiting certain underperforming contracts in an effort to improve overall profitability.  The Company will continue to exit underperforming contracts as considered necessary in achieving its strategic initiatives.

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

Increased customer concentration and credit risk in the Harsco Metals Segment may adversely impact the Company’s future earnings and cash flows.

•
The Harsco Metals Segment (and, to a lesser extent, the All Other Category) has several large customers throughout the world with significant accounts receivable balances.  Company acquisitions in recent years have increased the Company’s corresponding concentration of credit risk to customers in the steel industry.  Additionally, further consolidation in the global steel industry occurred in recent years and additional consolidation is possible.  Should additional transactions occur involving some of the steel industry’s larger companies, which are customers of the Company, it would result in an increase in concentration of credit risk for the Company.  If a large customer were to experience financial difficulty, or file for bankruptcy protection, it could adversely impact the Company’s income, cash flows and asset valuations.  As part of its credit risk management practices, the Company developed strategies to mitigate, but not eliminate, this increased concentration of credit risk.  In the Harsco Infrastructure Segment, concentrations of credit risk with respect to accounts receivable are generally limited due to the Company’s large number of customers and their dispersion across different geographies.

•
The Company’s businesses may be negatively affected by contractual disputes with customers and attempts by major customers to unilaterally change the terms and pricing of certain contracts to their sole advantage without adequate consideration to the Company.  For more information concerning contractual disputes, see Note 10, Commitments and Contingencies, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data.”

Increases in energy prices could increase the Company’s operating costs and reduce its profitability.

Worldwide political and economic conditions, an imbalance in the supply and demand for oil, extreme weather conditions, armed hostilities in oil-producing regions, among other factors, may result in an increase in the volatility of energy costs, both on a macro basis and for the Company specifically.  In the first half of 2008, unprecedented increases in oil prices were incurred, while in the second half of 2008, oil prices declined sharply to levels below 2007.  In 2008, 2007 and 2006, energy costs have approximated 4.5%, 3.7% and 3.9% of the Company’s revenue, respectively.  To the extent that increased energy costs cannot be passed to customers in the future, the financial condition, results of operations and cash flows of the Company may be adversely affected.  To the extent that reduced energy costs are not passed to customers in the future, this may have a favorable impact on the financial condition, results of operations and cash flows of the Company.

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

The Company is currently involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a “potentially responsible party” for certain waste disposal sites under the federal “Superfund” law.  At several sites, the Company is currently conducting environmental remediation, and it is probable that the Company will agree to make payments toward funding certain other of these remediation activities.  It also is possible that some of these matters will be decided unfavorably to the Company and that other sites requiring remediation will be identified.  Each of these matters is subject to various uncertainties and financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected.  The Company has evaluated its potential liability and the Consolidated Balance Sheets at December 31, 2008 and 2007 include an accrual of $3.2 million and $3.9 million, respectively, for environmental matters.  The amounts charged against pre-tax earnings related to environmental matters totaled $1.5 million, $2.8 million and $2.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.  The liability for future remediation costs is evaluated on a quarterly basis.  Actual costs to be incurred at identified sites in future periods may be greater than the estimates, given inherent uncertainties in evaluating environmental exposures.

Restrictions imposed by the Company’s credit facilities and outstanding notes may limit the Company’s ability to obtain additional financing or to pursue business opportunities.

The Company’s credit facilities and certain notes payable agreements contain a covenant stipulating a maximum debt to capital ratio of 60%.  In addition, certain notes payable agreements also contain a covenant requiring a minimum net worth of $475 million.  These covenants limit the amount of debt the Company may incur, which could limit its ability to obtain additional financing or pursue business opportunities.  In addition, the Company’s ability to comply with these ratios may be affected by events beyond its control.  A breach of any of these covenants or the inability to comply with the required financial ratios could result in a default under these credit facilities.  In the event of any default under these credit facilities, the lenders under those facilities could elect to declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be due and payable, which would cause an event of default under the notes.  This could, in turn, trigger an event of default under the cross-default provisions of the Company’s other outstanding indebtedness.  At December 31, 2008, the Company was in compliance with these covenants with a debt to capital ratio of 41.7%, and a net worth of $1.4 billion.  The Company had $340.8 million in outstanding indebtedness containing these covenants at December 31, 2008.

Failure of financial institutions to fulfill their commitments under committed credit facilities and derivative financial instruments may adversely affect the Company’s future earnings and cash flows.

The Company has committed revolving credit facilities with financial institutions available for its use, for which the Company pays commitment fees.  Certain facilities are provided by a syndicate of several financial institutions, with each institution agreeing severally (and not jointly) to make revolving credit loans to the Company in accordance with the terms of the related credit agreement.  If one or more of the financial institutions providing these committed credit facilities were to default on its obligation to fund its commitment, the portion of the committed facility provided by such defaulting financial institution would not be available to the Company.  The Company periodically evaluates the credit worthiness of the financial institution counterparty and does not expect default by them.  However, given the current global financial environment, such default remains possible.

The Company has foreign currency forward exchange contracts outstanding as part of a worldwide program to minimize foreign currency exchange operating income and balance sheet exposure.  Foreign currency forward exchange contracts are used to hedge commitments, such as foreign currency debt, firm purchase commitments and foreign currency cash flows for certain export sales transactions.  The unsecured contracts outstanding at December 31, 2008 mature within nine months and are with major financial institutions.  The Company may be exposed to credit loss in the event of non-performance by the other parties to the contracts.  The Company evaluates the credit worthiness of the counterparties and does not expect default by them.  However, given the current global financial environment, such default remains possible.

The inability of a counterparty to fulfill this obligation under committed credit facilities and derivative financial instruments may have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

See Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources) of this report for more information.

Higher than expected claims under insurance policies, under which the Company retains a portion of the risk, could adversely impact results of operations and cash flows.

The Company retains a significant portion of the risk for property, workers’ compensation, U.K. employers’ liability, automobile, general and product liability losses.  Reserves have been recorded which reflect the undiscounted estimated liabilities for ultimate losses including claims incurred but not reported.  Inherent in these estimates are assumptions that are based on the Company’s history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends.  At December 31, 2008 and 2007, the Company had recorded liabilities of $97.2 million and $112.0 million, respectively, related to both asserted and unasserted insurance claims.  Included in the balance at December 31, 2008 and 2007 were $17.8 million and $25.9 million, respectively, of recognized liabilities covered by insurance carriers.  If actual claims are higher than those projected by management, an increase to the Company’s insurance reserves may be required and would be recorded as a charge to income in the period the need for the change was determined.  Conversely, if actual claims are lower than those projected by management, a decrease to the Company’s insurance reserves may be required and would be recorded as a reduction to expense in the period the need for the change was determined.  The Company periodically evaluates the credit worthiness of the insurance providers and does not expect default by them.  However, given the current global financial environment, such default remains possible.

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

The Company’s total debt as of December 31, 2008 was $1.0 billion.  Of this amount, approximately 12.0% had variable rates of interest and 88.0% had fixed rates of interest.  The weighted average interest rate of total debt was approximately 5.8%.  At current debt levels, a one-percentage increase/decrease in variable interest rates would increase/decrease interest expense by approximately $1.2 million per year.  If the Company is unable to successfully manage its exposure to variable interest rates, its results of operations may suffer.

The Company is subject to changes in legislative, regulatory, and legal developments involving income taxes.

The Company is subject to U.S. federal, state and international income, payroll, property, sales and use, fuel, and other types of taxes.  Changes in tax rates, enactment of new tax laws, revisions of tax regulations, and claims or litigation with taxing authorities could result in substantially higher taxes and, therefore, could have a significant adverse effect on the Company’s results of operations, financial condition and liquidity.

Further tightening of credit, as well as downgrades in Harsco’s credit ratings could increase Harsco’s cost of borrowing and could adversely affect Harsco’s future earnings and ability to access the capital markets.

Continued tightening of the credit markets may adversely impact the Company’s access to capital and the associated costs of borrowing; however this is somewhat mitigated by the Company’s strong financial position.  Harsco’s cost of borrowing and ability to access the capital markets are affected not only by market conditions but also by the short- and long-term debt ratings assigned to Harsco’s debt by the major credit rating agencies.  These ratings are based, in part, on the company’s financial position and liquidity as measured by credit metrics such as interest coverage and leverage ratios.  For further discussion on credit ratings and outlook, see the Liquidity and Capital Resources section.  An inability to access the capital markets could have a material adverse effect on Harsco’s financial condition, results of operations or cash flows.

The future financial impact on the Company associated with the above risks cannot be estimated.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Information as to the principal plants owned and operated by the Company is summarized in the following table:

Location	Principal Products

Harsco Infrastructure Segment
Marion, Ohio	Infrastructure Equipment Maintenance
Dosthill, United Kingdom	Infrastructure Equipment Maintenance
Trevoux, France	Infrastructure Equipment Maintenance

All Other Category – Harsco Minerals & Rail
Drakesboro, Kentucky	Roofing Granules/Abrasives
Gary, Indiana	Roofing Granules/Abrasives
Tampa, Florida	Roofing Granules/Abrasives

Brendale, Australia	Rail Maintenance Equipment
Fairmont, Minnesota	Rail Maintenance Equipment
Ludington, Michigan	Rail Maintenance Equipment
West Columbia, South Carolina	Rail Maintenance Equipment

Channelview, Texas	Industrial Grating Products
Leeds, Alabama	Industrial Grating Products
Queretaro, Mexico	Industrial Grating Products

East Stroudsburg, Pennsylvania	Process Equipment

Catoosa, Oklahoma	Heat Exchangers

Sarver, Pennsylvania	Minerals and Recycling Technologies

The Company also operates the following plants which are leased:

Location	Principal Products

Harsco Infrastructure Segment
Vianen, Netherlands	Infrastructure Equipment Maintenance
Ratingen, Germany	Infrastructure Equipment Maintenance
Dubai, United Arab Emirates	Infrastructure Equipment Maintenance

All Other Category – Harsco Minerals & Rail
Memphis, Tennessee	Roofing Granules/Abrasives
Moundsville, West Virginia	Roofing Granules/Abrasives
Fairless Hills, Pennsylvania	Roofing Granules/Abrasives

Eastwood, United Kingdom	Rail Maintenance Equipment

Tulsa, Oklahoma	Industrial Grating Products
Garrett, Indiana	Industrial Grating Products

Catoosa, Oklahoma	Heat Exchangers
Sapulpa, Oklahoma	Heat Exchangers

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

Item 3.  Legal Proceedings.

Information regarding legal proceedings is included in Note 10, Commitments and Contingencies, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data.”

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters that were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year covered by this report.

Supplementary Item.  Executive Officers of the Registrant (Pursuant to Instruction 3 to Item 401(b) of Regulation S-K).

Set forth below, as of February 24, 2009, are the executive officers (this excludes six corporate officers who are not deemed “executive officers” within the meaning of applicable Securities and Exchange Commission regulations) of the Company and certain information with respect to each of them.  S. D. Fazzolari, G. D. H. Butler, M. E. Kimmel, S. J. Schnoor, R. C. Neuffer and R. M. Wagner were elected to their respective positions effective April 22, 2008.  All terms expire on April 28, 2009.  There are no family relationships between any of the executive officers.

Name	Age	Principal Occupation or Employment

Executive Officers:

S. D. Fazzolari	56
Chairman of the Company since April 22, 2008.  Chief Executive Officer of the Company since January 1, 2008.  Served as President and Chief Financial Officer of the Company from October 10, 2007 to December 31, 2007.  Served as President, Chief Financial Officer and Treasurer from January 24, 2006 to October 9, 2007, and as a Director since January 2002.  Served as Senior Vice President, Chief Financial Officer and Treasurer from August 1999 to January 2006 and as Senior Vice President and Chief Financial Officer from January 1998 to August 1999.  Served as Vice President and Controller from January 1994 to December 1997 and as Controller from January 1993 to January 1994.

G. D. H. Butler	62
President of the Company and CEO of the Harsco Infrastructure and Harsco Metals business groups since January 1, 2008.  Served as Senior Vice President-Operations of the Company from September 26, 2000 to December 31, 2007 and as a Director since January 2002.  Concurrently served as President of the MultiServ and SGB Group Divisions.  From September 2000 through December 2003, he was President of the Heckett MultiServ International and SGB Group Divisions.  Was President of the Heckett MultiServ-East Division from July 1994 to September 2000.  Served as Managing Director - Eastern Region of the Heckett MultiServ Division from January 1994 to June 1994.  Served in various officer positions within MultiServ International, N. V. prior to 1994 and prior to the Company’s acquisition of that corporation in 1993.

M. E. Kimmel	49
Senior Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary since January 1, 2008.  Served as General Counsel and Corporate Secretary from January 1, 2004 to December 31, 2007.  Served as Corporate Secretary and Assistant General Counsel from May 1, 2003 to December 31, 2003.  Held various legal positions within the Company since he joined Harsco in August 2001.  Prior to joining the Company, he was Vice President, Administration and General Counsel, New World Pasta Company from January 1999 to July 2001.  Before joining New World Pasta, Mr. Kimmel spent approximately 12 years in various legal positions with Hershey Foods Corporation.

Name	Age	Principal Occupation or Employment

S. J. Schnoor	55
Senior Vice President and Chief Financial Officer since January 1, 2008.  Served as Vice President and Controller of the Company from May 15, 1998 to December 31, 2007.  Served as Vice President and Controller of the Patent Construction Systems Division from February 1996 to May 1998 and as Controller of the Patent Construction Systems Division from January 1993 to February 1996.  Previously served in various auditing positions for the Company from 1988 to 1993.  Prior to joining Harsco, he served in various auditing positions for Coopers & Lybrand from September 1985 to April 1988.  Mr. Schnoor is a Certified Public Accountant.

R. C. Neuffer	66
Harsco Senior Vice President since January 1, 2008 and Group CEO for the Company’s Minerals & Rail Group since January 1, 2009.  Served as President of the Minerals & Rail Group since his appointment on January 24, 2006.  Previously, he led the Patterson-Kelley, IKG Industries and Air-X-Changers units as Vice President and General Manager since 2004.  In 2003, he was Vice President and General Manager of IKG Industries and Patterson-Kelley.  Between 1997 and 2002, he was Vice President and General Manager of Patterson-Kelley.  Mr. Neuffer joined the Company in 1991.

R. M. Wagner	41
Vice President and Controller since January 1, 2008.  Mr. Wagner joined the Company in 2007 as Assistant Controller.  Prior to joining the Company, he held management responsibilities for financial reporting at Bayer Corporation.  He previously held a number of financial management positions both in the United States and internationally with Kennametal Inc., and also served as an audit manager with Deloitte & Touche.  Mr. Wagner is a Certified Public Accountant.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Harsco Corporation common stock is listed on the New York Stock Exchange.  At the end of 2008, there were 80,174,536 shares outstanding.  In 2008, the Company’s common stock traded in a range of $17.55 to $64.75 and closed at $27.68 at year-end.  At December 31, 2008 there were approximately 22,000 stockholders.  There are no significant limitations on the payment of dividends included in the Company’s loan agreements.  For additional information regarding Harsco common stock market price and dividends declared, see Dividend Action under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Common Stock Price and Dividend Information under Part II, Item 8, “Financial Statements and Supplementary Data.”  For additional information on the Company’s equity compensation plans see Part III, Item 11, “Executive Compensation.”

(c)  Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1, 2008 – October 31, 2008	53,500	$23.39	53,500	4,892,867
November 1, 2008 – November 30, 2008	3,336,220	22.16	3,336,220	1,556,647
December 1, 2008 – December 31, 2008	20,000	21.83	20,000	1,536,647
Total	3,409,720	$22.18	3,409,720

The Company’s share repurchase program was extended by the Board of Directors in September 2008.  The Board authorized an increase of 4,000,000 shares to the 946,367 remaining from the Board’s previous stock repurchase authorization.  The repurchase program expires January 31, 2010.  As of December 31, 2008, there are 1,536,647 authorized shares remaining in the program.  Repurchases are made in open market transactions at times and amounts as management deems appropriate, depending on market conditions.  Repurchases may be discontinued at any time.

Item 6.  Selected Financial Data.

Five-Year Statistical Summary

(In thousands, except per share, employee information and percentages)	2008	2007 (a)	2006	2005 (b)	2004
Income Statement Information (c)
Revenues from continuing operations	$3,967,822	$3,688,160	$3,025,613	$2,396,009	$2,162,973
Income from continuing operations	245,623	255,115	186,402	144,488	104,040
Income (loss) from discontinued operations	(4,678)	44,377	9,996	12,169	17,171
Net income	240,945	299,492	196,398	156,657	121,211
Financial Position and Cash Flow Information
Working capital	$317,062	$471,367	$320,847	$352,620	$346,768
Total assets	3,562,970	3,905,430	3,326,423	2,975,804	2,389,756
Long-term debt	891,817	1,012,087	864,817	905,859	594,747
Total debt	1,012,883	1,080,794	1,063,021	1,009,888	625,809
Depreciation and amortization (including discontinued operations)	337,949	306,413	252,982	198,065	184,371
Capital expenditures	457,617	443,583	340,173	290,239	204,235
Cash provided by operating activities	574,276	471,740	409,239	315,279	270,465
Cash used by investing activities	(443,418)	(386,125)	(359,455)	(645,185)	(209,602)
Cash provided (used) by financing activities	(155,539)	(77,687)	(84,196)	369,325	(56,512)
Ratios
Return on sales (d)	6.2%	6.9%	6.2%	6.0%	4.8%
Return on average equity (e)	15.2%	19.2%	17.2%	15.3%	12.7%
Current ratio	1.4:1	1.5:1	1.4:1	1.5:1	1.6:1
Total debt to total capital (f)	41.7%	40.8%	48.1%	50.4%	40.6%
Per Share Information (g)
Basic- Income from continuing operations	$2.94	$3.03	$2.22	$1.73	$1.26
- Income from discontinued operations	(0.06)	0.53	0.12	0.15	0.21
- Net income	$2.88	$3.56	$2.34	$1.88	$1.47
Diluted- Income from continuing operations	$2.92	$3.01	$2.21	$1.72	$1.25
- Income from discontinued operations	(0.06)	0.52	0.12	0.14	0.21
- Net income	$2.87 (h)	$3.53	$2.33	$1.86	$1.46
Book value	$17.63	$18.54	$13.64	$11.89	$11.03
Cash dividends declared	0.78	0.7275	0.665	0.6125	0.5625
Other Information
Diluted average number of shares outstanding (g)	84,029	84,724	84,430	84,161	83,196
Number of employees	21,500	21,500	21,500	21,000	18,500
Backlog from continuing operations (i)	$639,693	$448,054	$236,460	$230,584	$194,336
(a)	Includes Excell Minerals acquired February 1, 2007 (All Other Category - Harsco Minerals & Rail).
(b)
Includes the Northern Hemisphere mill services operations of Brambles Industrial Services (BISNH) acquired December 29, 2005 (Harsco Metals) and Hünnebeck Group GmbH acquired November 21, 2005 (Harsco Infrastructure).

(c)	2006, 2005 and 2004 income statement information reclassified to reflect the Gas Technologies Segment as Discontinued Operations.
(d)	“Return on sales” is calculated by dividing income from continuing operations by revenues from continuing operations.
(e)	“Return on average equity” is calculated by dividing income from continuing operations by quarterly weighted-average equity.
(f)	“Total debt to total capital” is calculated by dividing the sum of debt (short-term borrowings and long-term debt including current maturities) by the sum of equity and debt.
(g)	2006, 2005 and 2004 per share information restated to reflect the 2-for-1 stock split effective in the first quarter of 2007.
(h)	Does not total due to rounding.
(i)
Excludes the estimated amount of long-term mill service contracts, which had estimated future revenues of $4.1 billion at December 31, 2008 and $5.0 billion at December 31, 2007.  Also excludes backlog of the Harsco Infrastructure Segment and the roofing granules and industrial abrasives business.  These amounts are generally not quantifiable due to the nature and timing of the products and services provided.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Factors which could cause results to differ include, but are not limited to:  (1) changes in the worldwide business environment in which the Company operates, including general economic conditions; (2) changes in currency exchange rates, interest rates and capital costs; (3) changes in the performance of stock and bond markets that could affect, among other things, the valuation of the assets in the Company’s pension plans and the accounting for pension assets, liabilities and expenses; (4) changes in governmental laws and regulations, including environmental, tax and import tariff standards; (5) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services and technologies; (6) unforeseen business disruptions in one or more of the many countries in which the Company operates due to political instability, civil disobedience, armed hostilities or other calamities; (7) the seasonal nature of the business; (8) the integration of the Company’s strategic acquisitions; (9) the amount and timing of repurchases of the Company’s common stock, if any; (10) the current global financial and credit crisis, which could result in our customers curtailing development projects, construction, production and capital expenditures, which, in turn, could reduce the demand for our products and services and, accordingly, our sales, margins and profitability; (11) the financial condition of our customers, including the ability of customers (especially those that may be highly leveraged and those with inadequate liquidity) to maintain their credit availability; and (12) other risk factors listed from time to time in the Company’s SEC reports.  A further discussion of these, along with other potential factors, can be found in Part I, Item 1A, “Risk Factors,” of this Form 10-K.  The Company cautions that these factors may not be exhaustive and that many of these factors are beyond the Company’s ability to control or predict.  Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.  The Company undertakes no duty to update forward-looking statements except as may be required by law.

Executive Overview
Despite the challenging macroeconomic operating environment encountered in the fourth quarter of 2008, the Company’s 2008 revenues were a record $4.0 billion.  This is an increase of $280 million or 8% over 2007.  Organic growth contributed 5% to the growth in sales, while acquisitions contributed 2% and favorable foreign currency translation effects contributed 1%.  This resulted from the Company’s continued strategy of constructing a well-balanced industrial services-based portfolio of businesses based on scalable operating platforms; focused organic growth; growth through prudent acquisitions; and increased geographical diversity.  Income from continuing operations was $245.6 million for 2008 (which included $36.1 million of restructuring charges in the fourth quarter) compared with $255.1 million in 2007, a decrease of 4%.  The Harsco Infrastructure Segment and All Other Category (Harsco Minerals & Rail) led the Company’s performance.  Diluted earnings per share from continuing operations were $2.92 for 2008 (which included $0.28 of restructuring charges in the fourth quarter), was a 3% decrease from 2007 diluted earnings per share from continuing operations of $3.01.

During 2008, all major business platforms of the Company achieved increased sales over 2007, highlighting the diversity and balance of the Company.  The Company continued to make progress on its geographic expansion strategy as sales in 2008 reflect an increasing geographic balance, especially in emerging markets.  Revenues outside Western Europe and North America were approximately 21% of total revenues in 2008 compared with 18% in 2007.  The Company’s continued geographic expansion strategy is expected to result in a significant increase to the Company’s presence in emerging markets to approximately 30% of total Company revenues over the next three years, and closer to 40% in the longer-term.

Overall, the global markets in which the Company participates deteriorated in the fourth quarter of 2008 due to the financial and economic crisis.  To counteract this, the Company initiated restructuring actions designed to improve organizational efficiency and enhance profitability and stockholder value by generating sustainable operating expense savings.  Under this program, the Company principally exited certain underperforming contracts with customers, closed certain facilities and reduced global workforce during the fourth quarter of 2008.  The Company anticipates that these actions will generate annualized savings of $50 million in 2009 and beyond.  The cost associated with these actions in the fourth quarter of 2008 was $36.1 million.

Furthermore, the Company continues to minimize its cost structure, with such actions as the redeployment of its mobile asset base in the Harsco Infrastructure and Harsco Metals Segments to focus on market segments that remain strong and provide growth opportunities, the LeanSigma® continuous improvement initiative and prudent reductions in capital spending.

The Company believes its strong balance sheet and liquidity position as well as a lower cost structure put the Company in a strong position to execute its long-term strategic initiatives and take advantage of near-term growth opportunities.  The Company continues to have available liquidity and remains well-positioned from a financial flexibility perspective.  The Company successfully executed a $450 million, 10-year notes issue in the second quarter of 2008, providing more financial flexibility and less exposure to variable interest rates.  The debt-to-capital ratio at December 31, 2008 was 41.7%.

During 2008, the Company had record cash provided by operating activities of $574.3 million, a 22% increase over the $471.7 million achieved in 2007.  The Company expects continued strong cash flows from operating activities in 2009; however, 2009 is not expected to be as strong as 2008.  Additionally, in 2008, the Company invested a record $457.6 million in capital expenditures (over 54% of which was for revenue-growth projects).  More importantly, 43% of the revenue-growth capital expenditures were invested in emerging economies.  The Company also repurchased approximately 4.5 million shares during 2008 at a total cost of $129 million.  The Company’s cash flows are further discussed in the Liquidity and Capital Resources section.

Segment Overview
The Harsco Infrastructure Segment’s revenues in 2008 were $1.5 billion compared with $1.4 billion in 2007, a 9% increase.  Operating income increased by 1% to $185.4 million, from $183.8 million in 2007.  Operating margins for the Segment declined by 100 basis points to 12.0% from 13.0% in 2007.  Operating margins declined partially due to 2008 pre-tax restructuring costs of $5.0 million related to severance, contract exit costs and asset disposals.  Organic growth of 6% was generated primarily in the Middle East and Asia/Pacific as these emerging economies continued to make significant investment in infrastructure modernization and expansion.  Infrastructure maintenance activities, such as petrochemical and power plants, remained strong particularly in North America and Northern Europe.  Harsco Infrastructure accounted for 39% of the Company’s revenues and 45% of the operating income for 2008.

The Harsco Metals Segment’s revenues in 2008 were $1.6 billion compared with $1.5 billion in 2007, a 4% increase.  Operating income decreased by 37% to $85.3 million, from $134.5 million in 2007.  Operating margins for this Segment decreased by 340 basis points to 5.4% from 8.8% in 2007.  The decrease in operating income and margins was due to pre-tax restructuring costs of $27.7 million, higher fuel costs and unprecedented production cuts by steel mills across the globe, particularly in the fourth quarter 2008.  Restructuring charges primarily related to severance, contract exit costs, assets disposals and charges related to defined benefit pension plan changes.  This Segment accounted for 40% of the Company’s revenues and 21% of the operating income for 2008.

The All Other Category’s revenues in 2008 were $849.6 million compared with $750.0 million in 2007, a 13% increase.  Operating income increased by 6% to $150.9 million, from $142.2 million in 2007.  Operating margins decreased by 120 basis points to 17.8% in 2008 from 19.0% in 2007 primarily due to higher steel costs and lower volume and pricing in the minerals and recycling technologies business.  All six businesses contributed higher revenues due to strong demand.  Four of the six businesses contributed higher operating income compared to 2007.  This Category accounted for 21% of the Company’s revenue and 37% of the operating income for 2008.

Despite the significant strengthening of the U.S. dollar during the fourth quarter of 2008, the effect of foreign currency translation increased full year 2008 consolidated revenues by $30.8 million and pre-tax income by $3.8 million when compared with 2007.  If the U.S. dollar remains at current strong levels or strengthens further, 2009 results will be significantly negatively impacted.

Outlook Overview
The Company’s operations span several industries, products and end markets as more fully discussed in Part I, Item 1, “Business.”  On a macro basis, the Company is affected by non-residential and infrastructure construction and infrastructure maintenance and capital improvement activities; worldwide steel mill production and capacity utilization; industrial production volume and maintenance activity; and the general business trend towards the outsourcing of services.  The overall outlook for 2009 is guarded as a result of the deepening global financial and economic crisis that has created tremendous uncertainty and volatility throughout the world.

Additionally, the Company’s pension plans’ assets declined in value consistent with the weakening economy and will result in significant increased pension expense during 2009.  The significant strengthening of the U.S. dollar in the fourth quarter of 2008, and its continued appreciation in the first quarter of 2009, is expected to have a significant adverse impact on the 2009 Company’s performance.

In response to these events, the Company undertook a restructuring action during the fourth quarter of 2008 that is expected to generate annual savings of approximately $50 million in 2009 and beyond.  The costs associated with these actions were $36.1 million.  The Company does not currently expect to incur any significant restructuring charges during 2009, although the Company continues to proactively and aggressively implement a number of additional countermeasures designed to improve future financial performance.  These additional actions include: targeted reductions in capital spending; executing LeanSigma continuous improvement initiatives; and redeploying equipment from slowing markets into strategically important, growing markets.  Additionally, the All Other Category (Harsco Minerals & Rail) is expected to benefit from declining steel prices in 2009.  The current economic conditions provide the Company with expansion opportunities to pursue its prudent acquisition strategy of seeking further accretive bolt-on acquisitions.

The long-term outlook across the global footprint of the Harsco Infrastructure business remains positive.  The near-term outlook however, is challenging due to the current economic and financial crisis.  This Segment will leverage its global breadth and mobile asset base to relocate equipment to focus on emerging markets as well as market segments that remain stable such as infrastructure maintenance services, and institutional services such as hospitals and education, and global infrastructure work.  Operating performance for this Segment in the long term is expected to continue to benefit from the execution of numerous global government stimulus packages which are expected to fund much needed infrastructure projects throughout the world; selective strategic investments and acquisitions in existing and new markets; and enterprise business optimization opportunities including new technology applications, consolidated procurement and logistics; and LeanSigma continuous improvement initiatives.

The long-term outlook for the Harsco Metals Segment remains stable as the global steel market is expected to grow at reasonable rates over the next several years.  The key factor behind this anticipated growth is the demand from emerging economies for significant infrastructure development needs.  The near-term outlook, however, is challenging due to the deepening global economic and financial crisis which has caused reductions in demand for steel and associated steel production.  Steel mill production declines reached unprecedented levels at the end of 2008.  Reduced production volumes are expected to continue into the first half of 2009.  It is expected that some of this impact will be mitigated by substantially lower fuel costs, improved contract performance, new contract signings, and other cost optimization initiatives the Company is currently implementing.  Additionally, to ensure the segment will operate at optimal efficiency in 2009 and beyond, significant restructuring actions were executed during the fourth quarter of 2008.  The recent decline in oil prices, if sustained, should have a measurable effect on operating results in the Segment in 2009.  The Company continues to engage in enterprise business optimization initiatives including introducing the LeanSigma continuous improvement program, which over time is expected to result in broad-scale improvement in business practices and consequently operating margin.  In addition, new contract signings and start-ups, as well as the Company’s geographic expansion strategy, particularly in emerging markets, are expected to gradually have a positive effect on results in the longer term.

For the All Other Category (Harsco Minerals & Rail), the long-term outlook remains positive.  Most end-market demand remains strong and backlogs continue near record levels for the Category.  The near-term outlook however, for the Minerals business, which recovers and recycles high value metals, has been negatively affected by the recent steep decline in metal prices.  The Company continues to experience strong bidding activity in its railway track maintenance services and equipment business, new contract opportunities for its minerals and recycling technologies business, and potential geographic expansion opportunities within its industrial products businesses.

	Revenues by Region
	Total Revenues Twelve Months Ended December 31				Percentage Growth From 2007 to 2008
(Dollars in millions)	2008	Percent	2007	Percent	Volume	Currency	Total
Western Europe	$1,770.8	45%	$1,758.5	48%	0.0%	0.7%	0.7%
North America	1,370.0	35	1,244.9	34	10.0	0.0	10.0
Middle East and Africa	257.5	6	196.4	5	35.0	(3.9)	31.1
Latin America (a)	253.7	6	213.5	6	15.5	3.3	18.8
Eastern Europe	189.0	5	139.6	4	22.9	12.5	35.4
Asia/Pacific	126.8	3	135.3	3	(7.3)	1.0	(6.3)
Total	$3,967.8	100%	$3,688.2	100%	6.8%	0.8%	7.6%

(a)	Includes Mexico.

2008 Highlights
The following significant items affected the Company overall during 2008 in comparison with 2007:

Company Wide:
•
Overall stronger demand benefited the Company in the first three quarters of 2008, in particular, increased infrastructure maintenance services and highly engineered equipment rentals, especially in the Middle East and Eastern Europe; as well as railway track equipment sales and increased demand for air-cooled heat exchangers.

•
Operating income and margins for the Harsco Metals Segment were negatively impacted by unprecedented declines in global steel production during the fourth quarter of 2008; costs of restructuring actions implemented in the fourth quarter of 2008; increased operating expenses, mainly higher fuel costs; as well as certain contracts with lower-than-acceptable margins.

Harsco Infrastructure Segment:
(Dollars in millions)	2008	2007
Revenues	$1,540.3	$1,415.9
Operating income	185.4	183.8
Operating margin percent	12.0%	13.0%

Harsco Infrastructure Segment – Significant Impacts on Revenues:	(In millions)
Revenues – 2007	$1,415.9
Net increased volume and new business	80.3
Impact of foreign currency translation	28.5
Acquisitions	15.6
Revenues – 2008	$1,540.3

Harsco Infrastructure Segment – Significant Impacts on Operating Income:
•
In 2008, the Segment’s operating results continued to improve due to increased non-residential, and infrastructure construction throughout the world, and in particular the Middle East, Asia/Pacific and certain parts of Europe.  The Company continues to benefit from its highly engineered rental equipment capital investments made in both developed and emerging markets.  Additionally, infrastructure maintenance activity remained strong in both North America and certain parts of Western Europe.

•	This Segment benefited from $8.3 million of increased pretax net gain on the sale of properties during 2008 compared with 2007.
•	The impact of foreign currency translation in 2008 increased operating income for this Segment by $5.1 million, compared with 2007.
•
In 2008, the segment’s operating results included $5.0 million of costs related to the fourth quarter 2008 restructuring actions and increased costs associated with new business optimization initiatives and further process and technology standardization.

Harsco Metals Segment:
(Dollars in millions)	2008	2007
Revenues	$1,577.7	$1,522.3
Operating income	85.3	134.5
Operating margin percent	5.4%	8.8%

Harsco Metals Segment – Significant Effects on Revenues:	(In millions)
Revenues – 2007	$1,522.3
Acquisitions	30.0
Net increased volume and new business	18.6
Impact of foreign currency translation	6.8
Revenues – 2008	$1,577.7

Harsco Metals Segment – Significant Impacts on Operating Income:
•
Despite overall increased volume, operating income and margins for the Harsco Metals Segment were negatively impacted by unprecedented declines in global steel production particularly during the fourth quarter of 2008; increased operating expenses, mainly higher fuel costs; as well as certain contracts with lower-than-acceptable margins.

•	Operating income for 2008 included higher severance and other restructuring charges of $27.7 million related to the fourth quarter 2008 restructuring actions.
•	The 2007 acquisition of Alexander Mill Services International (“AMSI”) was accretive to earnings in 2008.
•	The impact of foreign currency translation in 2008 increased operating income for this segment by $4.1 million compared with 2007.

All Other Category – Harsco Minerals & Rail:
(Dollars in millions)	2008	2007
Revenues	$849.6	$750.0
Operating income	150.9	142.2
Operating margin percent	17.8%	19.0%

All Other Category – Harsco Minerals & Rail – Significant Impacts on Revenues:	(In millions)
Revenues – 2007	$750.0
Railway track maintenance services and equipment	46.8
Air-cooled heat exchangers	22.0
Industrial grating products	18.7
Acquisitions	12.9
Roofing granules and abrasives	5.9
Boiler and process equipment	4.3
Impact of foreign currency translation	(4.5)
Reclamation and recycling services	(6.5)
Revenues – 2008	$849.6

All Other Category – Harsco Minerals & Rail – Significant Effects on Operating Income:
•
The railway track maintenance services and equipment business delivered increased income in 2008 compared with 2007 due to increased rail equipment sales and repair parts, partially offset by reduced contract services sales and higher selling, general and administrative expenses.

•
Strong demand in the natural gas market resulted in increased volume and operating income for the air-cooled heat exchangers business in 2008.  These increases were partially offset by increased costs principally due to overall higher steel costs in 2008.

•
The industrial grating products business experienced higher sales as a result increased pricing; however, operating income increases were partially offset by higher costs principally due to overall higher steel costs in 2008.

•
Despite lower volume for the roofing granules and abrasives business in 2008, sales and operating income increased due to price increases, which were partially offset by higher selling, general and administrative expenses.

•
Operating income for the boiler and process equipment business was higher in 2008 due to increased demand, partially offset by increased production costs and selling, general and administrative expenses.

•
Operating income for the reclamation and recycling services was lower in 2008 due principally to unprecedented fourth quarter steel mills production declines and a significantly lower metal prices and product mix.

•	The impact of foreign currency translation in 2008 decreased operating income by $2.1 million for this Category compared to 2007.

Outlook, Trends and Strategies

Company Wide:
Adverse economic conditions precipitated by developments in the financial markets in the United States have created tremendous uncertainty and anxiety throughout the world.  The erosion in confidence in the financial markets, the global recession and the soaring U.S. dollar have caused the Company’s near-term prospects to become more difficult.  During the fourth quarter of 2008 there was an unprecedented reduction in global steel production as well as the postponement of some construction projects and sales due to the tightening of credit.  In addition, the value of the U.S. dollar strengthened significantly against many other currencies, including the major currencies in key markets of the Company.  The year 2009 is expected to be a very challenging year, particularly in the first half.  The major challenges facing the Company include the following:

•	Overall instability of the global financial markets and economies
•	Continuing strengthening of the U.S. dollar
•	Tightening of credit markets that limit the ability of the Company’s customers to obtain financing
•	Substantial and unprecedented reductions in global steel production
•	Depressed commodity prices, particularly high-value metals

In response to this global financial and economic crisis, the Company has and will continue to proactively and aggressively implement a number of countermeasures to reinforce 2009 performance, including:

•
During the fourth quarter of 2008, the Company implemented a restructuring program designed to improve organizational efficiency and enhance profitability and stockholder value.  Under the restructuring program, the Company is principally exiting certain underperforming contracts with customers, closing certain facilities, and reducing its global workforce.  The extent of the restructuring program increased from previously announced estimates to include additional actions taken as the global financial and economic crisis continued to deepen.  The Company recorded a pre-tax charge of $36.1 million related to the restructuring program, or approximately $0.28 per diluted share.  The annualized benefits associated with this charge are estimated to be $50 million, or approximately $0.45 per diluted share, and are expected to be realized in 2009 and beyond.

•	Cutting costs across the enterprise, including reducing or eliminating discretionary spending to match market conditions.
•
Prudently reducing growth capital expenditures in 2009 while redeploying equipment from slowing markets to new projects in strategically important areas such as the Middle East and Africa, Asia-Pacific, and several other key countries.

•	Accelerating growth initiatives, including projects in emerging markets.
•	Selective, prudent strategic acquisitions.

While the global economic conditions remain uncertain and turbulent, the Company believes it is well-positioned to capitalize on opportunities and execute strategic initiatives based upon its strong balance sheet, available liquidity and its ability to generate strong operating cash flows.  The Company is confident that the previously mentioned actions along with its new LeanSigma continuous improvement program will significantly reduce the Company’s cost structure further enhancing its financial strength.  Additionally, the Company’s global footprint; diversity of services and products; long-term mill services contracts; portability of infrastructure services equipment; and large infrastructure services customer base help mitigate its overall exposure to changes in any one single economy.  However, further deterioration of the global economies could still have an adverse impact on the Company’s operating results.

Looking to 2009 and beyond, the following significant items, trends and strategies are expected to affect the Company:

•
The Company will continue its disciplined focus on expanding its industrial services businesses, with a particular emphasis on prudently growing the Harsco Infrastructure Segment, especially in emerging economies and other targeted markets.  Growth is expected to be achieved through the provision of additional services to existing customers, new contracts in both developed and emerging markets, and selective strategic bolt-on acquisitions.  Additionally, new higher-margin service and sales opportunities in the minerals and rail businesses will be pursued globally.

•
The Company will continue to invest in selective strategic acquisitions and growth capital investments; however, management will continue to be very selective and disciplined in allocating capital, choosing projects with the highest Economic Value Added (“EVA”) potential.

•
The Company anticipates global government stimulus packages to fund much needed infrastructure projects throughout the world.  The Harsco Infrastructure Segment is well positioned with its engineering and logistics expertise and the capital investment base to take advantage of these expected opportunities.

•
The implementation of the Company’s enterprise-wide LeanSigma continuous improvement program in 2008 should provide long-term benefits and improve the overall performance of the Company through a reduced cost structure and increased efficiency.

•
In addition to LeanSigma, the Company will continue to implement enterprise-wide business optimization initiatives to further enhance margins for most businesses.  These initiatives include improved supply-chain and logistics management; capital employed optimization; and added emphasis on global procurement.

•
The Company will place a strong focus on corporate-wide expansion into emerging economies in the coming years to better balance its geographic footprint.  More specifically, within the next three to five years, the Company’s global growth strategies include steady, targeted expansion in the Middle East and Africa, Asia/Pacific and Latin America to further complement the Company’s already-strong presence throughout Western Europe and North America.  This strategy is expected to result in a significant increase to the Company’s presence in these markets to approximately 30% of total Company revenues over the next three years and closer to 40% in the longer-term.  Revenues in these markets were almost 21% for 2008 compared with 18% for 2007.  In the long-term, the improved geographic footprint will also benefit the Company as it further diversifies its customer base.

•
Volatility in energy and commodity costs (e.g., crude oil, natural gas, steel, etc.) and worldwide demand for these commodities could have an adverse impact on the Company’s operating costs and ability to obtain the necessary raw materials.  Cost increases could result in reduced operating income for certain products and services, to the extent that such costs cannot be passed on to customers.  Cost decreases could result in increased operating income to the extent that such cost savings do not need to be passed to customers.  However, increased volatility in energy and commodity costs may provide additional service opportunities for the Harsco Metals Segment and several businesses in the All Other Category (Harsco Minerals & Rail) as customers may tend to outsource more services to reduce overall costs.  Such volatility may also provide opportunities for additional petrochemical plant maintenance and capital improvement projects.  As part of the enterprise-wide optimization initiatives discussed above, the Company is implementing programs to help mitigate these costs.

•
Foreign currency translation had an overall minor favorable effect on the Company’s sales and operating income during 2008 in comparison with 2007.  However, due to the strengthening of the U.S. dollar near the end of the third quarter of and through the fourth quarter 2008, foreign currency translation had an overall unfavorable impact on the Company’s stockholders’ equity and is expected to have a significant negative impact on 2009 sales and earnings in relationship to 2008.  If the U.S. dollar continues to strengthen (which it has through mid-February 2009), particularly in relationship to the euro, British pound sterling or the Eastern European currencies, the impact on the Company would generally be negative in terms of reduced revenue, operating income and stockholders’ equity.  Additionally, even if the U.S. dollar remains at its current value, the Company’s revenue and operating income will be negatively impacted in comparison to 2008.  Should the U.S. dollar weaken in relationship to these currencies, the effect on the Company would generally be positive in terms of higher revenue, operating income and stockholders’ equity.

•
Despite the tightening of credit during the second half of the year (and slightly higher borrowing rates during that time) overall variable borrowing rates for 2008 have been lower than 2007.  A one percentage point change in variable interest rates would change interest expense by approximately $1.2 million per year.  This is substantially lower than prior projected impacts as variable rate debt has been reduced to approximately 12% of the Company’s borrowings as of December 31, 2008, compared to approximately 49% at December 31, 2007.  This decrease is due to the repayment of commercial paper borrowings during the second quarter of 2008 with the proceeds from the May 2008 U.S. senior notes offering coupled with strong operating cash flows in 2008.  The Company manages the mix of fixed-rate and floating-rate debt to preserve adequate funding flexibility, as well as control the effect of interest-rate changes on consolidated interest expense.  Strategies to further reduce related risks are under consideration.

•
Total defined benefit pension expense for 2009 will be substantially higher than the 2008 level due to the decline in pension asset values during the second half of 2008.  This decline was due to the financial crisis and the deterioration of global economic conditions.  In an effort to mitigate a portion of this overall increased cost for 2009, the Company implemented additional plan design changes for a certain international defined benefit pension plan so that accrued service is no longer granted for periods after December 31, 2008.  This action was part of the Company’s overall strategy to reduce pension expense and volatility.

•
As the Company continues the strategic expansion of its global footprint and implements tax planning opportunities, the 2008 effective income tax rate has been lower than 2007.  The effective income tax rate for continuing operations was 26.7% for 2008, compared with 30.7% for 2007.  The decrease in the effective income tax rate for the year 2008 was primarily due to increased earnings in jurisdictions with lower tax rates; increased designation of certain international earnings as permanently reinvested; and the recognition of previously unrecognized tax benefits in certain state and foreign jurisdictions.  Looking forward into 2009 the effective income tax rate is expected to be in the range of 28%.

•
The Company expects continued strong cash flows from operating activities in 2009; however, 2009 is not expected to be as strong as the record 2008 cash flows.  The Company plans to significantly reduce the amount of cash invested for organic growth capital expenditures during 2009.  The Company’s growth capital expenditures were approximately $248 million in 2008.  The Company expects growth capital expenditures to approximate $100 million during 2009.  The Company believes that the mobile nature of its capital investment pool will facilitate strategic growth initiatives in the near term, despite the reduction in growth capital expenditures for 2009.

Harsco Infrastructure Segment:
•
The strong U.S. dollar will continue to adversely affect sales and operating income of Harsco Infrastructure, as approximately 80% of this business operates outside the U.S.  The near-term outlook for the Harsco Infrastructure Segment will be negatively impacted by continued uncertainty in the global credit markets, which has deferred equipment sales and some construction projects.  The current weakness in the commercial construction market, particularly in Western Europe and the United States, is being partially offset by a steady level of activity from the Company’s infrastructure maintenance services, institutional and global infrastructure projects, and continued overall growth in the Middle East.

•
The Company will continue to emphasize prudent expansion of its geographic presence in this Segment through entering new markets and further expansion in emerging economies, and will continue to leverage its value-added services and highly engineered forming, shoring and scaffolding systems to grow the business.

•	The Company will continue to diversify this business, focusing on growth in institutional and global infrastructure projects and infrastructure maintenance projects.
•
The Company will continue to implement its LeanSigma continuous improvement program and other key initiatives including: global procurement and logistics; the sharing of engineering knowledge and resources; optimizing the business under one standardized administrative and operating model at all locations worldwide; and on-going analysis for other potential synergies across the operations.

•
Operating performance for this Segment in the long term is expected to benefit from the execution of global government stimulus packages which should fund much-needed infrastructure projects throughout the world.

Harsco Metals Segment:
•
The strong U.S. dollar will continue to adversely affect the sales and operating income of Harsco Metals, as over 80% of this business operates outside the U.S.  Adverse economic uncertainties developing through the third and fourth quarters of 2008 have resulted in reduced demand for steel, causing steel companies globally to significantly scale back production.  Mills have also been accelerating planned maintenance outages in an effort to better balance production and end-market demand.  These customer actions had a significant negative impact on the Harsco Metals Segment’s results in the fourth quarter of 2008.  Entering 2009, the Company continues to see this Segment’s operations running at even lower capacity than December 2008.  While global demand for steel remains weak, steel production cuts of this depth and breadth are not expected to be sustainable for long periods of time.  The Company does not foresee any measurable pick-up in this Segment’s operations until the second half of 2009.

•
Benefits from the restructuring program implemented in the fourth quarter of 2008 should improve the operational efficiency and enhance profitability of the Harsco Metals Segment in 2009 and beyond.  Initiatives included the exit of underperforming contracts with customers and underperforming operations; defined benefit pension plan design changes; overall reduction in global workforce; and substantially reducing discretionary spending.

•
The Company will continue to place significant emphasis on improving operating margins of this Segment.  Margin improvements are most likely to be achieved as a result of the recent decline in fuel costs; cost reduction initiatives, renegotiating or exiting contracts with lower-than-acceptable returns, principally in North America; internal enterprise business optimization efforts; divesting low-margin product lines; continuing to execute a geographic expansion strategy in the Middle East and Africa, Latin America and Asia/Pacific; and implementing continuous improvement initiatives including LeanSigma projects, global procurement initiatives, site efficiency programs, technology enhancements, maintenance best practices programs and reorganization actions.  Although the costs associated with these efforts have reduced operating margins during 2008 when compared with 2007 due to incremental costs, the overall margin enhancements are expected to be recognized in the second half of 2009 and beyond.

•	The Company will continue to diversify its customer base by reallocating assets to new customers in emerging markets.
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

•
ArcelorMittal recently notified the Company that it would unilaterally revise the fixed-fee provisions of certain contracts between the parties with the intended effect resulting in a significant price reduction to the Company.  The Company has notified ArcelorMittal that their actions are a breach of these contracts and that the Company will take all necessary and appropriate actions to protect its legal rights.  Discussions between the parties continue, but it is possible that the parties may need to resort to third-party resolution of this issue.  ArcelorMittal represented approximately 10% of the Company’s sales in 2008, 2007 and 2006. The Company expects ArcelorMittal sales in 2009 to be less than 10% of the Company’s sales due primarily to reduced steel production levels;  the Company’s exiting of certain underperforming contracts with ArcelorMittal; and a stronger U.S. dollar. It is possible that the eventual outcome of this unprecedented breach of contract could negatively impact the Company’s long-term relationship with this customer and, as a result, the Company’s financial position, results of operations and cash flows could be negatively impacted.  Of all of the Company’s major customers in the Harsco Metals Segment, the EVA on contracts with ArcelorMittal are the lowest in the portfolio.  Contracts with ArcelorMittal are long-term contracts, such that any impact on the Company’s future results of operations would occur over a number of years.

All Other Category – Harsco Minerals & Rail:
•
The Company will emphasize prudent global expansion of its reclamation and recycling value-added services for extracting high-value metallic content from slag and responsibly handling and recycling residual materials.

•
Low metal prices and historical low production levels will continue to have a negative effect on certain reclamation and recycling services in 2009, which may adversely affect the revenues, operating income, cash flows and asset valuations of this business.

•
Certain businesses in this Category are dependant on a small group of key customers.  The loss of one of these customers due to competition or due to financial difficulty, or the filing for bankruptcy protection could adversely impact the Company’s income, cash flows and asset valuations.  As part of its credit risk management practices, the Company closely monitors the credit standing and accounts receivable position of its customer base.

•
International demand for the railway track maintenance services and equipment business’s products and services is expected to be strong in both the near term and the long term.  A large multi-year equipment order signed in 2007 with China is an example of the underlying strength of the international markets.  Due to long lead-times, this order is expected to generate most of its revenues during 2009 through 2011.  In addition, increased volume of contract services and LeanSigma continuous improvement initiatives are expected to improve margins on a long-term basis.

•
Worldwide supply and demand for steel and other commodities could have an adverse impact on raw material costs and the ability to obtain the necessary raw materials for several businesses in this Category.  The Company has implemented certain strategies to help ensure continued product supply to its customers and mitigate the potential impact that changes in steel and other commodity prices could have on operating income.  If steel or other commodity costs associated with the Company’s manufactured products increase and the costs cannot be passed on to the Company’s customers, operating income would be adversely affected.  Conversely, reduced steel and other commodity costs would improve operating income to the extent such savings do not have to be passed to customers.  Additionally, if the Company cannot obtain the necessary raw materials for its manufactured products, then revenues, operating income and cash flows could be adversely affected.

•
Operating margins of the abrasives business could be impacted by volatile energy prices that affect both production and transportation costs.  This business continues to pursue cost and site optimization initiatives and the use of more energy-efficient equipment to help mitigate future energy-related increases.

•	Due to a stable natural gas market and additional North American opportunities, demand for air-cooled heat exchangers is expected to remain at least consistent with 2008 levels.

Results of Operations for 2008, 2007 and 2006 (a)

(Dollars are in millions, except per share information and percentages)	2008	2007	2006
Revenues from continuing operations	$3,967.8	$3,688.2	$3,025.6
Cost of services and products sold	2,926.4	2,685.5	2,203.2
Selling, general and administrative expenses	602.2	538.2	472.8
Other expenses	22.0	3.4	2.5
Operating income from continuing operations	412.0	457.8	344.3
Interest expense	73.2	81.4	60.5
Income tax expense from continuing operations	91.8	117.6	93.4
Income from continuing operations	245.6	255.1	186.4
Income (loss) from discontinued operations	(4.7)	44.4	10.0
Net income	240.9	299.5	196.4
Diluted earnings per common share from continuing operations	2.92	3.01	2.21
Diluted earnings per common share	2.87	3.53	2.33
Effective income tax rate for continuing operations	26.7%	30.7%	32.5%
Consolidated effective income tax rate	27.7%	31.4%	32.3%
(a)  All historical amounts in the Results of Operations section have been reclassified for comparative purposes to reflect discontinued operations.

Comparative Analysis of Consolidated Results

Revenues

2008 vs. 2007
Revenues for 2008 increased $279.7 million or 8% from 2007, to a record level.  This increase was attributable to the following significant items:

In millions	Change in Revenues 2008 vs. 2007
$80.3
Net increased revenues in the Harsco Infrastructure Segment due principally to non-residential and infrastructure construction in international, particularly in the Middle East and Europe, and North American markets.

58.5
Effect of business acquisitions.  Increased revenues of $30.0 million, $15.6 million and $12.9 million in the Harsco Metals Segment, Harsco Infrastructure Segment and the All Other Category (Harsco Minerals & Rail), respectively.

46.8
Increased revenues in the railway track maintenance services and equipment business due to a higher level of rail equipment shipments in 2008 and increased repair parts sales, partially offset by decreased contract services.

30.8	Effect of foreign currency translation.
22.0	Increased revenues of the air-cooled heat exchangers business due to a continued strong natural gas market.
18.7	Increased revenues of the industrial grating products business due to increased prices.
18.6	Net increased volume, new business and sales price changes in the Harsco Metals Segment (excluding acquisitions).
5.9	Increased revenues in the roofing granules and abrasives business resulting from price increases and product mix.
4.6	Other (minor changes across the various units not already mentioned).
(6.5)	Net decreased revenues in the reclamation and recycling services business due to lower metal prices and reduced volume.
$279.7	Total Change in Revenues 2008 vs. 2007

2007 vs. 2006
Revenues for 2007 increased $662.5 million or 22% from 2006.  This increase was attributable to the following significant items:

In millions	Change in Revenues 2007 vs. 2006
$211.6
Business acquisitions.  Increased revenues of $123.7 million, $53.2 million and $34.7 million in the All Other Category (Harsco Minerals & Rail), Harsco Infrastructure Segment and Harsco Metals Segment, respectively.

209.6
Net increased revenues in the Harsco Infrastructure Segment due principally to the continued strength of the non-residential and infrastructure construction markets in both North America and internationally, particularly in Europe and the Middle East (excluding acquisitions).

166.9	Effect of foreign currency translation.
30.8	Net increased volume, new business and sales price changes in the Harsco Metals Segment (excluding acquisitions).
27.7	Increased revenues of the air-cooled heat exchangers business due to a continued strong natural gas market.
23.8	Increased revenues of the industrial grating products business due to continued strong demand.
(4.9)	Net decreased revenues in the roofing granules and abrasives business resulting from lower demand.
(3.0)	Other (minor changes across the various units not already mentioned).
$662.5	Total Change in Revenues 2007 vs. 2006

Cost of Services and Products Sold

2008 vs. 2007
Cost of services and products sold for 2008 increased $240.9 million or 9% from 2007, slightly higher than the 8% increase in revenues.  This increase was attributable to the following significant items:

In millions	Change in Cost of Services and Products Sold 2008 vs. 2007
$129.5
Increased costs due to increased revenues (exclusive of the effect of foreign currency translation and business acquisitions, and including the impact of increased commodity and energy costs included in selling prices).

45.7	Business acquisitions.
40.8	Other (product/service mix and increased equipment maintenance costs, partially offset by enterprise business optimization initiatives and volume-related efficiencies).
24.9	Effect of foreign currency translation.
$240.9	Total Change in Cost of Services and Products Sold 2008 vs. 2007

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

144.4	Business acquisitions.
124.5	Effect of foreign currency translation.
39.3	Other (increased equipment maintenance costs and product/service mix, partially offset by enterprise business optimization initiatives and volume-related efficiencies).
$482.3	Total Change in Cost of Services and Products Sold 2007 vs. 2006

Selling, General and Administrative Expenses

2008 vs. 2007
Selling, general and administrative (“SG&A”) expenses for 2008 increased $63.9 million or 12% from 2007.  This increase was attributable to the following significant items:

In millions	Change in Selling, General and Administrative Expenses 2008 vs. 2007
$23.5	Increased compensation expense due to salary increases resulting from overall business growth, partially offset by lower employee incentive plan costs.
9.5	Increased professional fees due to global optimization projects and global business expansion.
6.8	Business acquisitions.
4.7	Bad debt expense.
3.6	Increased travel expenses to support business expansion and optimization projects.
3.2	Increased commissions, largely related to increased revenues in the railway track equipment business.
3.2	Higher depreciation expense principally related to the implementation of enterprise-wide information technology systems and related hardware.
2.6	Effect of foreign currency translation.
6.8	Other expenses.
$63.9	Total Change in Selling, General and Administrative Expenses 2008 vs. 2007

2007 vs. 2006
Selling, general and administrative (“SG&A”) expenses for 2007 increased $65.4 million or 14% from 2006.  This increase was attributable to the following significant items:

In millions	Change in Selling, General and Administrative Expenses 2007 vs. 2006
$22.8	Effect of foreign currency translation.
20.3	Increased compensation expense due to salary increases and employee incentive plan costs due to overall business growth and improved performance.
19.2	Business acquisitions.
7.9	Increased professional fees due to global optimization projects.
(4.8)	Other expenses.
$65.4	Total Change in Selling, General and Administrative Expenses 2007 vs. 2006

Other Expenses

This income statement classification includes impaired asset write-downs, employee termination benefit costs and costs to exit activities, offset by net gains on the disposal of non-core assets.

2008 vs. 2007
Net Other Expenses of $22.0 million for 2008 increased $18.5 million from the $3.4 million during 2007.  This increase in other expenses primarily relates to restructuring charges that the Company incurred during the fourth quarter of 2008.

2007 vs. 2006
Net Other Expenses of $3.4 million in 2007 compared to $2.5 million in 2006, an increase of $0.9 million, due principally to employee termination benefit costs.

For additional information, see Note 15, Other (Income) and Expenses, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data.”

Interest Expense

2008 vs. 2007
Interest expense in 2008 was $8.2 million or 10% lower than in 2007.  This was principally due to lower overall debt levels in 2008 and, to a lesser extent, lower interest rates on variable interest rate borrowings.  The impact of foreign currency translation also decreased interest expense by approximately $0.5 million.

2007 vs. 2006
Interest expense in 2007 was $20.9 million or 35% higher than in 2006.  This was principally due to increased borrowings to finance business acquisitions made in 2007 and, to a lesser extent, higher interest rates on variable interest rate borrowings.  The impact of foreign currency translation also increased interest expense by approximately $2.6 million.

Income Tax Expense from Continuing Operations

2008 vs. 2007
The decrease in 2008 of $25.8 million or 22% in the provision for income taxes from continuing operations was primarily due to a lower effective income tax rate from continuing operations and lower pre-tax income.  The effective income tax rate relating to continuing operations for 2008 was 26.7% versus 30.7% for 2007.  The decrease in the effective income tax rate for the year 2008 was primarily due to increased earnings in jurisdictions with lower tax rates; increased designation of certain international earnings as permanently reinvested; and the recognition of previously unrecognized tax benefits in certain state and foreign jurisdictions.

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

Income from Continuing Operations

2008 vs. 2007
Income from continuing operations in 2008 of $245.6 million was $9.5 million or 4% lower than 2007.  This decrease resulted from the overall economic downturn during the fourth quarter and the restructuring charges taken by the Company as a result of the downturn.

2007 vs. 2006
Income from continuing operations in 2007 of $255.1 million was $68.7 million or 37% higher than 2006.  This increase resulted from strong demand for most of the Company’s services and products, and business acquisitions.

Income (Loss) from Discontinued Operations

2008 vs. 2007
A loss from discontinued operations of $4.7 million was generated in 2008 due to working capital adjustments and other costs associated with the disposition of the Gas Technologies Segment, coupled with the tax effect from the final purchase price allocation.  This compares with income of $44.4 million in 2007 due principally to the sale of the Company’s Gas Technologies Segment in December 2007.

2007 vs. 2006
Income from discontinued operations for 2007 increased by $34.4 million or 344% compared with 2006.  The increase was primarily attributable to the $26.4 million after-tax gain on the sale of the Gas Technologies Segment, as well as improved operating results for the business prior to the divestiture.

Net Income and Earnings Per Share

2008 vs. 2007
Net income of $240.9 million and diluted earnings per share of $2.87 in 2008 were lower than 2007 by $58.5 million or 20% and $0.66 or 19%, respectively, due to decreased income from both continuing and discontinued operations for the reasons described above.

2007 vs. 2006
Net income of $299.5 million and diluted earnings per share of $3.53 in 2007 exceeded 2006 by $103.1 million or 52% and $1.20 or 52%, respectively, due to increased income from both continuing and discontinued operations for the reasons described above.

Liquidity and Capital Resources

Overview
Global financial markets have been under stress due to poor lending and investment practices and sharp declines in real estate values.  As a result, broad-based tightening of credit conditions has occurred which has restrained economic growth.  In response to these changes in the global economic conditions, the Company has undertaken several initiatives to conserve capital and enhance liquidity including prudently reducing capital spending to only critical projects where the highest returns can be achieved while redeploying existing capital investments; optimizing worldwide cash positions; reducing or eliminating discretionary spending; and additional scrutiny and tightening of credit terms with customers.  Despite the tightening of credit markets around the world, the Company continues to have available liquidity and has been able to issue commercial paper as needed.  The Company currently expects operational and business needs to be covered by cash from operations in 2009.

Building on its consistent historical performance of strong operating cash flows, the Company achieved a record $574.3 million in operating cash flow in 2008.  This represents a 22% improvement over 2007’s operating cash flow of $471.7 million.  This increase was primarily due to lower trade receivables, lower inventory levels and higher cash advances from customers.  These increases were partially offset by lower income tax accruals, which included the effect of a $20 million income tax payment (as a result of the December 2007 gain on the sale of the discontinued Gas Technologies Segment), and reduced accounts payable levels.

In 2008, the Company invested $457.6 million in capital expenditures (over 54% of which were for revenue-growth projects) returned $128.6 million to stockholders through the repurchase of Company stock; and paid $65.6 million in stockholder dividends.

The Company’s net cash borrowings increased $44.5 million in 2008.  The incremental borrowings and operating cash flows funded capital expenditures, share repurchases, and stockholder dividends.  Balance sheet debt, which is affected by foreign currency translation, decreased $67.9 million from December 31, 2007.  Debt to total capital ratio increased to 41.7% as of December 31, 2008, due principally to a $152.4 million decline in Stockholders’ Equity.  The decline in Stockholders’ Equity was primarily due to foreign currency translation adjustments; actuarial losses on pension obligations as a result of a decreased value of plan assets; and repurchases of treasury stock, offset by higher retained earnings at the end of 2008.  Debt to total capital was 40.8% at December 31, 2007.

Despite global economic conditions, the Company’s strategic objectives for 2009 include generating strong operating cash flows.  The Company plans to sustain its balanced portfolio through its strategy of redeploying discretionary cash for disciplined growth and international diversification in the Harsco Infrastructure Segment; in long-term, high-return and high-renewal-rate services contracts for the Harsco Metals Segment, principally in emerging economies or for customer diversification; for growth and international diversification in the All Other Category (Harsco Minerals & Rail); and for selective bolt-on acquisitions in the industrial services businesses.  The Company also foresees continuing its long and consistent history of paying dividends to stockholders.

The Company is also focused on improved working capital management.  Specifically, short-term and long-term enterprise business optimization programs are being used to continue to further improve the effective and efficient use of working capital, particularly accounts receivable and inventories in the Harsco Infrastructure and Harsco Metals Segments.

Cash Requirements
The following summarizes the Company’s expected future payments related to contractual obligations and commercial commitments at December 31, 2008.

Contractual Obligations as of December 31, 2008 (a)
		Payments Due by Period
(In millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Short-term Debt	$117.9	$117.9	$—	$—	$—

Long-term Debt (including current maturities and capital leases)	895.0	3.2	295.1	150.0	446.7

Projected interest payments on Long-term Debt (b)	319.4	57.0	85.3	65.0	112.1

Pension and Other Postretirement Obligations (c)	528.4	48.9	99.1	104.9	275.5

Operating Leases	187.5	55.6	61.2	32.9	37.8

Purchase Obligations	123.0	120.6	1.5	0.6	0.3

Foreign Currency Forward Exchange Contracts (d)	293.9	293.9	—	—	—

Uncertain Tax Benefits (e)	0.9	0.9	—	—	—

Total Contractual Obligations	$2,466.0	$698.0	$542.2	$353.4	$872.4

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

(b)
The total projected interest payments on Long-term Debt are based upon borrowings, interest rates and foreign currency exchange rates as of December 31, 2008.  The interest rates on variable-rate debt and the foreign currency exchange rates are subject to changes beyond the Company’s control and may result in actual interest expense and payments differing from the amounts projected above.

(c)	Amounts represent expected benefit payments by the defined benefit plans for the next 10 years.

(d)
This amount represents the notional value of the foreign currency exchange contracts outstanding at December 31, 2008.  Due to the nature of these transactions, there will be offsetting cash flows to these contracts, with the difference recognized as a gain or loss in the consolidated income statement.

(e)
On January 1, 2007, the Company adopted the provisions of FIN 48.  As of December 31, 2008, in addition to the $0.9 million classified as short-term, the Company had approximately $31.1 million of long-term tax liabilities, including interest and penalties, related to uncertain tax positions.  Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, the Company is unable to estimate the years in which settlement will occur with the respective taxing authorities.

Off-Balance Sheet Arrangements – The following table summarizes the Company’s contingent commercial commitments at December 31, 2008.  These amounts are not included in the Company’s Consolidated Balance Sheets since there are no current circumstances known to management indicating that the Company will be required to make payments on these contingent obligations.

Commercial Commitments as of December 31, 2008
		Amount of Commitment Expiration Per Period
(In millions)	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years	Indefinite Expiration

Standby Letters of Credit	$197.9	$61.7	$136.2	$—	$—	$—

Guarantees	30.5	11.3	1.4	0.8	5.1	11.9

Performance Bonds	20.5	8.4	—	—	—	12.1

Other Commercial Commitments	11.1	—	—	—	—	11.1

Total Commercial Commitments	$260.0	$81.4	$137.6	$0.8	$5.1	$35.1

Certain guarantees and performance bonds are of a continuous nature and do not have a definite expiration date.

Sources and Uses of Cash
The Company’s principal sources of liquidity are cash from operations and borrowings under its various credit agreements, augmented periodically by cash proceeds from asset sales.  The primary drivers of the Company’s cash flow from operations are the Company’s sales and income, particularly in the services businesses.  The Company’s long-term Harsco Metals contracts provide predictable cash flows for several years into the future.  (See “Certainty of Cash Flows” section for additional information on estimated future revenues of Harsco Metals contracts and order backlogs for the Company’s manufacturing businesses and railway track maintenance services and equipment business).  Cash returns on capital investments made in prior years, for which no cash is currently required, are a significant source of operating cash.  Depreciation expense related to these investments is a non-cash charge.  The Company also continues to maintain working capital at a manageable level based upon the requirements and seasonality of the business.

Major uses of operating cash flows and borrowed funds include capital investments, principally in the industrial services business; payroll costs and related benefits; pension funding payments; inventory purchases for the manufacturing businesses; income tax payments; debt principal and interest payments; insurance premiums and payments of self-insured casualty losses; and machinery, equipment, automobile and facility rental payments.  Cash is also used for share repurchases and selective or bolt-on acquisitions as the appropriate opportunities arise.

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

The following table illustrates the amounts outstanding under credit facilities and commercial paper programs and available credit as of December 31, 2008:

Summary of Credit Facilities and Commercial Paper Programs	As of December 31, 2008
(In millions)	Facility Limit	Outstanding Balance	Available Credit

U.S. commercial paper program	$550.0	$35.9	$514.1

Euro commercial paper program	279.4	9.0	270.4

Multi-year revolving credit facility (a)	450.0	—	450.0

364-day revolving credit facility (a)	220.0	50.0	170.0

Bilateral credit facility (b)	30.0	—	30.0

Totals at December 31, 2008	$1,529.4	$94.9	$1,434.5	(c)
(a)	U.S. – based program.
(b)	International-based program.
(c)
Although the Company has significant available credit, for practical purposes, the Company limits aggregate commercial paper and credit facility borrowings at any one time to a maximum of $700 million (the aggregate amount of the back-up facilities).

The Company’s bilateral credit facility was renewed in December 2008.  The facility, in the amount of $30 million, serves as back-up to the Company’s commercial paper programs and also provides available financing for the Company’s European operations.  Borrowings under this facility, which expires in December 2009, are available in most major currencies with active markets at interest rates based upon LIBOR plus a margin.  Borrowings outstanding at expiration may be repaid over the succeeding 12 months.  As of December 31, 2008 and 2007, there were no borrowings outstanding on this facility.

See Note 6, Debt and Credit Agreements, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data,” for more information on the Company’s credit facilities.

Credit Ratings and Outlook – The following table summarizes the Company’s debt ratings as of December 31, 2008:

	Long-term Notes	U.S.–Based Commercial Paper	Outlook

Standard & Poor’s (“S&P”)	A-	A-2	Stable
Moody’s	A3	P-2	Stable (a)
Fitch	A-	F2	Stable
(a)	In January 2009, Moody’s reaffirmed the Company’s long-term notes and U.S. based commercial paper ratings, but changed its outlook from stable to negative.

The Company’s euro-based commercial paper program has not been rated since the euro market does not require it.  Fitch and Standard & Poor’s ratings were reaffirmed as shown above in August and October 2008, respectively.  In January 2009, Moody’s reaffirmed the Company’s long-term notes and U.S. based commercial paper ratings, but changed its outlook from stable to negative.  Any continued tightening of the credit markets, which began during 2007 and significantly accelerated in 2008, may adversely impact the Company’s access to capital and the associated costs of borrowing; however this is somewhat mitigated by the Company’s strong financial position.  A downgrade to the Company’s credit ratings would probably increase borrowing costs to the Company, while an improvement in the Company’s credit ratings would probably decrease borrowing costs to the Company.  Additionally, a downgrade in the Company’s credit ratings could result in reduced access to credit markets.

Working Capital Position – Changes in the Company’s working capital are reflected in the following table:

(Dollars are in millions)	December 31 2008	December 31 2007	Increase (Decrease)
Current Assets
Cash and cash equivalents	$91.3	$121.8	$(30.5)
Trade accounts receivable, net	648.9	779.6	(130.7)
Other receivables, net	46.0	44.5	1.5
Inventories	309.5	310.9	(1.4)
Other current assets	104.5	88.0	16.5
Assets held-for-sale	5.3	0.5	4.8
Total current assets	1,205.5	1,345.3	(139.8)
Current Liabilities
Notes payable and current maturities	121.1	68.7	52.4
Accounts payable	262.8	307.8	(45.0)
Accrued compensation	85.2	108.9	(23.7)
Income taxes payable	13.4	41.3	(27.9)
Other current liabilities	405.9	347.3	58.6
Total current liabilities	888.4	874.0	14.4
Working Capital	$317.1	$471.3	$(154.2)
Current Ratio	1.4:1	1.5:1
Working capital decreased 33% in 2008 due principally to the following factors:

•	Cash decreased $30.5 million principally due to foreign currency translation and the Company’s objective to efficiently use cash by reducing global cash balances.

•
Net trade accounts receivable decreased $130.7 million primarily due to foreign currency translation, the timing of collections and reduced sales in the fourth quarter of 2008, partially offset by growth within the All Other Category due to higher sales levels in these businesses.

•	Other current assets increased $16.5 million primarily due to higher prepayments made by the Company, mark-to-market commodity hedging and tax prepayments.

•
Notes payable and current maturities increased $52.4 million due to the anticipated payments of commercial paper borrowings during 2009, reduction of other short-term borrowings and foreign currency translation.

•	Accounts payable decreased $45.0 million primarily due to reduced activity levels in 2008 and foreign currency translation.

•
Accrued compensation decreased $23.7 million due principally to reduced 2008 incentive compensation accrual based on 2008 results and the payments of incentive compensation earned during 2007, partially offset by normal incentive compensation accruals within the All Other Category.

•
Other current liabilities increased $58.6 million due principally to advances on contracts within the railway track maintenance services and equipment business; partially offset by payments on existing accruals; decrease in insurance liabilities; foreign currency translation and accrued interest.

Certainty of Cash Flows – The certainty of the Company’s future cash flows is underpinned by the long-term nature of the Company’s metals services contracts and the strong discretionary cash flows (operating cash flows in excess of the amounts necessary for capital expenditures to maintain current revenue levels) generated by the Company.  Traditionally the Company has utilized these discretionary cash flows for growth-related capital expenditures.  At December 31, 2008, the Company’s metals services contracts had estimated future revenues of $4.1 billion, compared with $5.0 billion as of December 31, 2007.  The decline is primarily attributable to foreign currency translation effects.

In addition, as of December 31, 2008, the Company had an order backlog of $639.7 million in its All Other Category (Harsco Minerals & Rail).  This compares with $448.1 million as of December 31, 2007.  The increase from December 31, 2007 is due principally to increased demand for certain products within the railway track maintenance services and equipment business, as a result of new international orders, as well as increased demand for heat exchangers.  The railway track maintenance services and equipment business backlog includes a significant portion that will not be realized until 2009 and later due to the long lead-time necessary to build certain equipment, and the long-term nature of certain service contracts.  Order backlog for scaffolding, shoring and forming services; for roofing granules and slag abrasives; and the reclamation and recycling services of high-value content from steelmaking slag is excluded from the above amounts.  These amounts are generally not quantifiable due to the short order lead times for certain services, the nature and timing of the products and services provided and equipment rentals with the ultimate length of the rental period unknown.

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

Cash Flow Summary
The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

Summarized Cash Flow Information
(In millions)	2008	2007	2006
Net cash provided by (used in):
Operating activities	$574.3	$471.7	$409.2
Investing activities	(443.4)	(386.1)	(359.4)
Financing activities	(155.6)	(77.7)	(84.2)
Effect of exchange rate changes on cash	(5.8)	12.7	14.7
Net change in cash and cash equivalents	$(30.5)	$20.6	$(19.7)

Cash From Operating Activities – Net cash provided by operating activities in 2008 was a record $574.3 million, an increase of $102.5 million from 2007.  The increase was primarily due to the following:

•	Improved trade receivable collections coupled with lower sales volume during the fourth quarter of 2008.

•	Reducing inventory growth throughout the Company.

•	Higher levels of cash advances from customers received within the railway track maintenance services and equipment business.

These benefits were partially offset by the following:

•	Lower income tax accruals (including a $20 million income tax payment due to gain on the 2007 sale of discontinued Gas Technologies Segment).

•	Lower net income in 2008 as compared with 2007.

•	Decrease in accounts payable due to reduced activity levels in 2008 and foreign currency translation.

Cash Used in Investing Activities – Net cash used in investing activities in 2008 increased compared with 2007 due principally to the proceeds from the sale of the Company’s Gas Technologies Segment in December 2007, partially offset by the purchase of Excell Minerals in 2007.  In 2008, cash used in investing activities was $443.4 million consisting primarily of capital investments of $457.6 million.  Capital investments were $14.0 million higher compared to 2007 and over 54% of the investments were for projects intended to grow future revenues.  Investments were made predominantly in the industrial services businesses, with 50% in the Harsco Infrastructure Segment and 45% in the Harsco Metals Segment.  Throughout 2009, the Company plans to continue to manage its balanced portfolio and consider opportunities to invest in value creation projects including prudent, strategic, bolt-on acquisitions, principally in the Harsco Infrastructure business.  Additionally, the Company will shift more growth investments into the All Other

Category (Harsco Minerals & Rail) in 2009 and beyond, as this group continues to expand globally and operate at near maximum capacity.

Cash Used in Financing Activities – The following table summarizes the Company’s debt and capital positions as of December 31, 2008 and 2007.

(Dollars are in millions)	December 31 2008	December 31 2007
Notes Payable and Current Maturities	$121.1	$68.7
Long-term Debt	891.8	1,012.1
Total Debt	1,012.9	1,080.8
Total Equity	1,413.7	1,566.1
Total Capital	$2,426.6	$2,646.9
Total Debt to Total Capital	41.7%	40.8%

The Company’s debt as a percentage of total capital increased in 2008.  Total equity decreased due principally to foreign currency translation, treasury stock purchases and pension liability adjustments partially offset by current net income.

Debt Covenants
The Company’s credit facilities and certain notes payable agreements contain covenants requiring a minimum net worth of $475 million and a maximum debt to capital ratio of 60%.  At December 31, 2008, the Company was in compliance with these covenants with a debt to capital ratio of 41.7% and total net worth of $1.4 billion.  Based on balances at December 31, 2008, the Company could increase borrowings by approximately $1,108.2 million and still be within its debt covenants.  Alternatively, keeping all other factors constant, the Company’s equity could decrease by approximately $739.1 million and the Company would still be within its covenants.  Additionally, the Company’s 7.25% British pound sterling-denominated notes, due October 27, 2010, and its 5.75% notes, due May 2018, also include covenants that permit the note holders to redeem their notes, at par and 101% of par, respectively, in the event of a change of control of the Company or disposition of a significant portion of the Company’s assets in combination with the Company’s credit rating downgraded to non-investment grade.  The Company expects to be compliant with these debt covenants one year from now.

Cash and Value-Based Management
The Company plans to continue with its strategy of selective, prudent investing for strategic purposes for the foreseeable future, although 2009 capital investments are expected to significantly decline from 2008 as existing investments are used more efficiently.  The goal of this strategy is to improve the Company’s EVA under the program adopted in 2002.  Under this program the Company evaluates strategic investments based upon the investment’s economic profit.  EVA equals after-tax operating profits less a charge for the use of the capital employed to create those profits (only the service cost portion of pension expense is included for EVA purposes).  Therefore, value is created when a project or initiative produces a return above the cost of capital.

The Company currently expects to continue paying dividends to stockholders.  The Company has increased the dividend rate for fifteen consecutive years, and in February 2009, the Company paid its 235th consecutive quarterly cash dividend.

The Company repurchased 4.5 million shares of the Company’s common stock under its stock repurchase authorization.  Repurchases were made in open market transactions at times and amounts as management deemed appropriate, depending on market conditions.  The Company has authorization to repurchase up to 1.5 million of its shares through January 31, 2010.  Future repurchase may commence or be discontinued at any time.  The Company will be extremely prudent in any decision to resume repurchases.

The Company’s financial position and debt capacity should enable it to meet current and future requirements.  As additional resources are needed, the Company should be able to obtain funds readily and at competitive costs.  The Company is well-positioned and intends to continue investing prudently and strategically in high-return projects, generally in emerging markets; and strategic acquisitions; to reduce debt; and pay cash dividends as a means to enhance stockholder value.

Application of Critical Accounting Policies
The Company’s discussion and analysis of its financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to pensions and other postretirement benefits, bad debts, goodwill valuation, long-lived asset valuations, inventory valuations, insurance reserves, contingencies and income taxes.  The impact of changes in these estimates, as necessary, is reflected in the respective segment’s operating income in the period of the change.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different outcomes, assumptions or conditions.

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

Pension Benefits
The Company has defined benefit pension plans in several countries.  The largest of these plans are in the United Kingdom and the United States.  The Company’s funding policy for these plans is to contribute amounts sufficient to meet the minimum funding pursuant to U.K. and U.S. statutory requirements, plus any additional amounts that the Company may determine to be appropriate.  The Company made cash contributions to its defined benefit pension plans of $30.5 million and $42.0 million (including $10.1 million of voluntary payments) during 2008 and 2007, respectively.  Additionally, the Company expects to make a minimum of $37.9 million in cash contributions to its defined benefit pension plans during 2009.

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

During 2008, the Company eliminated early measurement dates for its defined benefit pension plans.  In accordance with SFAS 158, all defined benefit pension plans are now measured at the end-of-year balance sheet date.  The incremental effect of this transition resulted in an increase of $0.9 million to beginning Stockholders’ Equity as of January 1, 2008.

As of December 31, 2008, the Company recorded an after-tax charge of $74.3 million to accumulated other comprehensive loss.  This is primarily due to actuarial losses as a result of actual pension asset returns being lower than assumed pension asset returns.  Actual pension asset returns were impacted by the 2008 financial crisis and the deterioration of global economic conditions.

As a result, total defined benefit pension expense for 2009 will be substantially higher than the 2008 level due to the decline in pension asset values during the second half of 2008.  In an effort to mitigate a portion of this overall increased cost for 2009, the Company implemented additional plan design changes for a certain international defined benefit pension plans so that accrued service is no longer granted for periods after December 31, 2008.  This action was a continuation of the Company’s overall strategy to reduce overall pension expense and volatility.

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

The discount rates as of the December 31, 2008 measurement date for the U.K. and U.S. defined benefit pension plans were 6.0% and 6.1%, respectively.  These rates were used in calculating the Company’s projected benefit obligations as of December 31, 2008.  The discount rates selected represent the average yield on high-quality corporate bonds as of the measurement dates.  The global weighted-average of these assumed discount rates for the years ending December 31, 2008, 2007 and 2006 were 6.1%, 5.9% and 5.3%, respectively.  Annual pension expense is determined using the discount rates as of the measurement date, which for 2008 was the 5.9% global weighted-average discount rate.  Pension expense and the projected benefit obligation generally increase as the selected discount rate decreases.

The expected long-term rate-of-return on plan assets is determined by evaluating the portfolios’ asset class return expectations with the Company’s advisors as well as actual, long-term, historical results of asset returns for the pension plans.  The pension expense increases as the expected long-term rate-of-return on assets decreases.  For 2008, the global weighted-average expected long-term rate-of-return on asset assumption was 7.6%.  For 2009, the expected global long-term rate-of-return on assets is 7.4%.  This rate was determined based on a model of expected asset returns for an actively managed portfolio.

Changes in defined benefit pension expense may occur in the future due to changes in actuarial assumptions and due to changes in returns on plan assets resulting from financial market conditions.  Holding all other assumptions constant, using December 31, 2008 plan data, a one-half percent increase or decrease in the discount rate and the expected long-term rate-of-return on plan assets would increase or decrease annual 2009 pre-tax defined benefit pension expense as follows:

Approximate Changes in Pre-tax Defined Benefit Pension Expense
	U.S. Plans	U.K. Plan
Discount rate

One-half percent increase	Decrease of $1.5 million	Decrease of $2.6 million
One-half percent decrease	Increase of $1.8 million	Increase of $1.9 million

Expected long-term rate-of-return on plan assets

One-half percent increase	Decrease of $0.9 million	Decrease of $2.4 million
One-half percent decrease	Increase of $0.9 million	Increase of $2.4 million

Should circumstances change that affect these estimates, changes (either increases or decreases) to the net pension obligations may be required and would be recorded in accordance with the provisions of SFAS 87 and SFAS 158.  Additionally, certain events could result in the pension obligation changing at a time other than the annual measurement date.  This would occur when the benefit plan is amended or when plan curtailments occur under the provisions of SFAS No. 88, “Employers” Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS 88”).
See Note 8, Employee Benefit Plans, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data,” for additional disclosures related to these items.

Notes and Accounts Receivable
Notes and accounts receivable are stated at their net realizable value through the use of an allowance for doubtful accounts.  The allowance is maintained for estimated losses resulting from the inability or unwillingness of customers to make required payments.  The Company has policies and procedures in place requiring customers to be evaluated for creditworthiness prior to the execution of new service contracts or shipments of products.  These reviews are structured to minimize the Company’s risk related to realizability of its receivables.  Despite these policies and procedures, the Company may at times still experience collection problems and potential bad debts due to economic conditions within certain industries (e.g., construction and steel industries) and countries and regions in which the Company operates.  As of December 31, 2008 and 2007, trade accounts receivable of $648.9 million and $779.6 million, respectively, were net of reserves of $27.9 million and $25.6 million, respectively.

Critical Estimate – Notes and Accounts Receivable

A considerable amount of judgment is required to assess the realizability of receivables, including the current creditworthiness of each customer, related aging of the past due balances and the facts and circumstances surrounding any non-payment.  The Company’s provisions for bad debts during 2008, 2007 and 2006 were $12.5 million, $7.8 million and $9.2 million, respectively.  The increase from 2007 to 2008 is due to higher bad debt expense in the Harsco Infrastructure Segment due principally to deteriorating economic conditions in certain markets.  The decrease from 2006 to 2007 is due to lower bad debt expense in the Harsco Infrastructure and Harsco Metals Segments.

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

Goodwill
The Company’s net goodwill balances were $631.5 million and $720.1 million, as of December 31, 2008 and 2007, respectively.  The decline in goodwill is due to foreign currency translation effects.  Goodwill is not amortized but tested for impairment at the reporting unit level on an annual basis, and between annual tests whenever events or circumstances indicate that the carrying value of a reporting unit’s goodwill may exceed its fair value.

Critical Estimate – Goodwill

A discounted cash flow model is used to estimate the fair value of a reporting unit.  This model requires the use of long-term planning estimates and assumptions regarding industry-specific economic conditions that are outside the control of the Company.  The annual test for impairment includes the selection of an appropriate discount rate to value cash flow information.  The basis of this discount rate calculation is derived from several internal and external factors.  These factors include, but are not limited to, the average market price of the Company’s stock, the number of shares of stock outstanding, the book value of the Company’s debt, a long-term risk-free interest rate, and both market and size-specific risk premiums.  Additionally, assessments of future cash flows would consider, but not be limited to the following: infrastructure plant maintenance requirements; global metals production and capacity utilization; global railway track maintenance-of-way capital spending; and other drivers of the Company’s businesses.  Changes in the overall interest rate environment may also impact the fair market value of the Company’s reporting units as this would directly influence the discount rate utilized for discounting operating cash flows, and ultimately determining a reporting unit’s fair value.  The Company’s overall market capitalization is also a factor in evaluating the fair market values of the Company’s reporting units.  While the Company’s stock price has declined approximately 57% during 2008, the Company’s market capitalization continues to exceed its book value as of December 31, 2008. As a result of this and other factors, the Company concluded that an interim impairment test was not required subsequent to its annual test performed as of October 1, 2008. Further significant declines in the overall market capitalization of the Company could lead to the determination that the book value of one or more of the Company’s reporting unites exceeds their fair value.  The

Company’s annual goodwill impairment testing, performed as of October 1, 2008 and 2007, indicated that the fair value of all reporting units tested exceeded their respective book values and therefore no additional goodwill impairment testing was required.

The Company’s customers may be impacted adversely by the current tightening of credit in financial markets, which may result in postponed spending and cancellation or delay of existing and future orders with the Company.  Continued economic decline could further impact the ability of the Company’s customers to meet their obligations to the Company and possibly result in bankruptcy filings by them.  This, in turn, could negatively impact the forecasts used in performing the Company’s goodwill impairment testing.  If management determines that goodwill is impaired, the Company will be required to record a write-down in the period of determination, which will reduce net income for that period.  Therefore, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

The Company has not materially changed its methodology for goodwill impairment testing for the years presented.

See Note 5, Goodwill and Other Intangible Assets, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data,” for additional information on goodwill and other intangible assets.

Asset Impairment
Long-lived assets are reviewed for impairment when events and circumstances indicate that the book value of an asset may be impaired.  The amounts charged against pre-tax continuing operations income related to impaired long-lived assets were $12.6 million, $0.9 million and $0.2 million in 2008, 2007 and 2006, respectively.

Critical Estimate – Asset Impairment

The determination of a long-lived asset impairment loss involves significant judgments based upon short-term and long-term projections of future asset performance.  If the undiscounted cash flows associated with an asset do not exceed the book value, impairment loss estimates would be based upon the difference between the book value and the fair value of the asset.  The fair value is generally based upon the Company’s estimate of the amount that the assets could be bought or sold for in a current transaction between willing parties.  If quoted market prices for the asset or similar assets are unavailable, the fair value estimate is generally calculated using a discounted cash flow model.  Should circumstances change that affect these estimates, additional impairment charges may be required and would be recorded through income in the period the change was determined.

The Company has not materially changed its methodology for calculating asset impairments for the years presented.  SFAS 157 will affect the methodology of assessments after its January 1, 2009 effective date, by requiring consideration of all valuation techniques for which market participant inputs can be obtained without undue cost and effort.  The use of discounted cash flows may be appropriate; however, methodologies other than quoted market prices must also be considered.

Inventories
Inventories are stated at the lower of cost or market.  Inventory balances are adjusted for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and its estimated market value.  At December 31, 2008 and 2007, inventories of $309.5 million and $310.9 million, respectively, are net of lower of cost or market reserves and obsolescence reserves of $15.7 million and $13.9 million, respectively.

Critical Estimate – Inventories

In assessing the ultimate realization of inventory balance amounts, the Company is required to make judgments as to future demand requirements and compare these with the current or committed inventory levels.  If actual market conditions are determined to be less favorable than those projected by management, additional inventory write-downs may be required and would be recorded through income in the period the determination is made.  Additionally, the Company records reserves to adjust a substantial portion of its U.S. inventory balances to the last-in, first-out (“LIFO”) method of inventory valuation.  In adjusting these reserves throughout the year, the Company estimates its year-end inventory costs and quantities.  At December 31 of each year, the reserves are adjusted to reflect actual year-end inventory costs and quantities.  During periods of inflation, the LIFO expense usually increases and during periods of deflation it decreases.  These year-end adjustments resulted in pre-tax income (expense) of $1.1 million, $1.4 million and $(2.3) million in 2008, 2007 and 2006, respectively.

The Company has not materially changed its methodology for calculating inventory reserves for the years presented.

See Note 3, Accounts Receivable and Inventories, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data,” for additional disclosures related to these items.

Insurance Reserves
The Company retains a significant portion of the risk for property, workers’ compensation, U.K. employers’ liability, automobile, general and product liability losses.  At December 31, 2008 and 2007, the Company has recorded liabilities of $97.2 million and $112.0 million, respectively, related to both asserted as well as unasserted insurance claims.  At December 31, 2008 and 2007, $17.8 million and $25.9 million, respectively, is included in insurance liabilities related to claims covered by insurance carriers for which a corresponding receivable has been recorded.

Critical Estimate – Insurance Reserves

Reserves have been recorded based upon actuarial calculations which reflect the undiscounted estimated liabilities for ultimate losses including claims incurred but not reported.  Inherent in these estimates are assumptions which are based on the Company’s history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends.  If actual claims differ from those projected by management, changes (either increases or decreases) to insurance reserves may be required and would be recorded through income in the period the change was determined.  During 2008, 2007 and 2006, the Company recorded a retrospective insurance reserve adjustment that decreased pre-tax insurance expense from continuing operations for self-insured programs by $1.8 million, $1.2 million and $1.3 million, respectively.  The Company has programs in place to improve claims experience, such as aggressive claim and insured litigation management and a focused approach to workplace safety.

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

Income Taxes
The Company is subject to various federal, state and local income taxes in the taxing jurisdictions where the Company operates.  At the end of each quarterly period, the Company makes its best estimate of the annual effective income tax rate and applies that rate to year-to-date income before income taxes and minority interest to arrive at the year-to-date income tax provision.  As of December 31, 2008, 2007 and 2006, the Company’s net effective income tax rate on income from continuing operations was 26.7%, 30.7% and 32.5%, respectively.

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

The Company records deferred tax assets to the extent the Company believes these assets will more-likely-than-not be realized.  In making such determinations, the Company considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax planning strategies and recent financial operating results.  In the event the Company were to determine that it would be able to realize deferred income tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be made which would reduce the provision for income taxes.  The valuation allowance was $21.5 million and $15.3 million as of December 31, 2008 and 2007, respectively.  The valuation allowance is principally for state and international tax net operating loss carryforwards.

FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”) provides that a tax benefit from an uncertain position may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on technical merits.  Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.  This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition.  The Company adopted FIN 48 effective January 1, 2007.  The unrecognized tax benefits that would impact the effective income tax rate at December 31, 2008 is approximately $31 million including interest and penalties.

See Note 9, Income Taxes, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data,” for additional disclosures related to these items.

Research and Development
The Company invested $5.3 million, $3.2 million and $2.8 million in internal research and development programs in 2008, 2007 and 2006, respectively.  Internal funding for research and development was as follows:

	Research and Development Expense
(In millions)	2008	2007	2006
Harsco Infrastructure Segment	$2.0	$0.7	$0.7
Harsco Metals Segment	1.6	1.3	1.1
Segment Totals	3.6	2.0	1.8
All Other Category – Harsco Minerals & Rail	1.7	1.2	1.0
Consolidated Totals	$5.3	$3.2	$2.8

New Financial Accounting Standards Issued
See Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data,” for disclosures on new financial accounting standards issued and their effect on the Company.

Backlog
As of December 31, 2008, the Company’s order backlog, exclusive of long-term metals industry services contracts, infrastructure-related services, roofing granules and industrial abrasives products, and minerals and metal recovery technologies services, was $639.7 million compared with $448.1 million as of December 31, 2007, a 43% increase.  Of the order backlog at December 31, 2008, approximately $298.4 million or 47% is not expected to be filled in 2009.  This backlog is expected to be filled in 2010.

The increase in order backlog is principally due to increased order backlog for railway track maintenance equipment as a result of orders from the Chinese Ministry of Railways, along with increased order backlog of air-cooled heat exchangers due to stable demand in the natural gas compression market.  These were partially offset by decreased order backlog for railway track maintenance services and industrial grating products.

Long-term metals industry services contracts have an estimated future value of $4.1 billion at December 31, 2008 compared with $5.0 billion at December 31, 2007.  The decline is primarily attributable to foreign currency translation effects.  Approximately 65% of these revenues are expected to be recognized by December 31, 2011.  The majority of the remaining revenues are expected to be recognized between January 1, 2012 and December 31, 2017.

Order backlog for infrastructure-related services, such as highly engineered scaffolding, shoring and forming services of the Harsco Infrastructure Segment, is excluded from the above, as these amounts are generally not quantifiable due to short order lead times for certain services, the nature and timing of the products and services provided, and equipment rentals with the ultimate length of the rental period often unknown.  Order backlog for roofing granules and industrial abrasives products, and for minerals and recycling technologies services, is also not included in the total backlog amount above because it is generally not quantifiable due to short order lead times of the products and services provided.  The minerals and recycling technology business does enter into contracts for some of its services.  These contracts have estimated future revenues of $91.6 million as of December 31, 2008 of which 85% is expected to be filled by December 31, 2011.

Dividend Action
The Company has paid dividends each year since 1939.  Four quarterly cash dividends of $0.195 were paid in 2008, for an annual rate of $0.78, or an increase of 9.9% from 2007.  In 2008, 27.2% of net earnings were paid out in dividends.  There are no significant restrictions on the payment of dividends.

The Company is philosophically committed to maintaining or increasing the dividend at a sustainable level.  The Board normally reviews the dividend rate periodically during the year and annually at its November meeting.  At its November 2008 meeting, the Board of Directors declared the Company’s 235th consecutive quarterly dividend, payable in February 2009, at $0.195 per share.

In December 2008, the Board increased the dividend rate to $0.20 per share to become effective with the next scheduled quarterly dividend declaration in early 2009.  The December 2008 action increased the dividend rate by 2.6% to $0.80 per share on an annualized basis, and represented the Company’s 15th consecutive year of dividend increases.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

See Part I, Item 1A, “Risk Factors,” for quantitative and qualitative disclosures about market risk.

Item 8.     Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements and Supplementary Data

Page
Consolidated Financial Statements of Harsco Corporation:

Management’s Report on Internal Control Over Financial Reporting	51

Report of Independent Registered Public Accounting Firm	52

Consolidated Balance Sheets
December 31, 2008 and 2007	53

Consolidated Statements of Income
for the years 2008, 2007 and 2006	54

Consolidated Statements of Cash Flows
for the years 2008, 2007 and 2006	55

Consolidated Statements of Stockholders’ Equity
for the years 2008, 2007 and 2006	56 – 57

Consolidated Statements of Comprehensive Income
for the years 2008, 2007 and 2006	58

Notes to Consolidated Financial Statements	59 – 101

Supplementary Data (Unaudited):

Two-Year Summary of Quarterly Results	102

Common Stock Price and Dividend Information	103

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

Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2008 based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting is effective as of December 31, 2008.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.

/S/ Salvatore D. Fazzolari Salvatore D. Fazzolari Chairman and Chief Executive Officer February 24, 2009	/S/ Stephen J. Schnoor Stephen J. Schnoor Senior Vice President and Chief Financial Officer February 24, 2009

Report of Independent Registered Public Accounting Firm

To The Stockholders of Harsco Corporation:

In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Harsco Corporation and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 24, 2009

HARSCO CORPORATION CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)	December 31 2008	December 31 2007
ASSETS
Current assets:
Cash and cash equivalents	$91,336	$121,833
Trade accounts receivable, net	648,880	779,619
Other receivables, net	46,032	44,475
Inventories	309,530	310,931
Other current assets	104,430	88,016
Assets held-for-sale	5,280	463
Total current assets	1,205,488	1,345,337
Property, plant and equipment, net	1,482,833	1,535,214
Goodwill, net	631,490	720,069
Intangible assets, net	141,493	188,864
Other assets	101,666	115,946
Total assets	$3,562,970	$3,905,430

LIABILITIES
Current liabilities:
Short-term borrowings	$117,854	$60,323
Current maturities of long-term debt	3,212	8,384
Accounts payable	262,783	307,814
Accrued compensation	85,237	108,871
Income taxes payable	13,395	41,300
Dividends payable	15,637	16,444
Insurance liabilities	36,553	44,823
Advances on contracts	144,237	52,763
Other current liabilities	209,518	233,248
Total current liabilities	888,426	873,970
Long-term debt	891,817	1,012,087
Deferred income taxes	35,442	174,423
Insurance liabilities	60,663	67,182
Retirement plan liabilities	190,153	120,536
Other liabilities	82,793	91,113
Total liabilities	2,149,294	2,339,311
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, Series A junior participating cumulative preferred stock	—	—
Common stock, par value $1.25, issued 111,139,988 and 110,932,619 shares as of December 31, 2008 and 2007, respectively	138,925	138,665
Additional paid-in capital	137,083	128,622
Accumulated other comprehensive loss	(208,299)	(2,501)
Retained earnings	2,079,170	1,904,502
Treasury stock, at cost (30,965,452 and 26,472,753, respectively)	(733,203)	(603,169)
Total stockholders’ equity	1,413,676	1,566,119
Total liabilities and stockholders’ equity	$3,562,970	$3,905,430

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)
Years ended December 31	2008	2007	2006 (a)
Revenues from continuing operations:
Service revenues	$3,340,456	$3,166,561	$2,538,068
Product revenues	627,366	521,599	487,545
Total revenues	3,967,822	3,688,160	3,025,613

Costs and expenses from continuing operations:
Costs of services sold	2,484,975	2,316,904	1,851,230
Cost of products sold	441,445	368,600	351,962
Selling, general and administrative expenses	602,169	538,233	472,790
Research and development expenses	5,295	3,175	2,846
Other expenses	21,950	3,443	2,476
Total costs and expenses	3,555,834	3,230,355	2,681,304

Operating income from continuing operations	411,988	457,805	344,309

Equity in income of unconsolidated entities, net	901	1,049	192
Interest income	3,608	4,968	3,582
Interest expense	(73,160)	(81,383)	(60,479)

Income from continuing operations before income taxes and minority interest	343,337	382,439	287,604

Income tax expense	(91,820)	(117,598)	(93,354)

Income from continuing operations before minority interest	251,517	264,841	194,250

Minority interest in net income	(5,894)	(9,726)	(7,848)
Income from continuing operations	245,623	255,115	186,402

Discontinued operations:
Income (loss) from operations of discontinued business	—	26,897	14,070
Gain (loss) on disposal of discontinued business	(1,747)	41,414	28
Income tax expense related to discontinued business	(2,931)	(23,934)	(4,102)
Income (loss) from discontinued operations	(4,678)	44,377	9,996
Net income	$240,945	$299,492	$196,398

Average shares of common stock outstanding	83,599	84,169	83,905

Basic earnings per common share:
Continuing operations	$2.94	$3.03	$2.22
Discontinued operations	(0.06)	0.53	0.12
Basic earnings per common share	$2.88	$3.56	$2.34

Diluted average shares of common stock outstanding	84,029	84,724	84,430

Diluted earnings per common share:
Continuing operations	$2.92	$3.01	$2.21
Discontinued operations	(0.06)	0.52	0.12
Diluted earnings per common share	$2.87 (b)	$3.53	$2.33
(a)	Income statement information reclassified to reflect the Gas Technologies Segment as Discontinued Operations.
(b)	Does not total due to rounding.

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
Years ended December 31	2008	2007	2006

Cash flows from operating activities:
Net income	$240,945	$299,492	$196,398
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
Depreciation	307,847	277,397	245,397
Amortization	30,102	29,016	7,585
Equity in income of unconsolidated entities, net	(901)	(1,049)	(188)
Dividends or distributions from affiliates	484	181	—
(Gain) loss on disposal of discontinued business	1,747	(41,414)	(28)
Other, net	67,138	(662)	8,036
Changes in assets and liabilities, net of acquisitions
and dispositions of businesses:
Accounts receivable	34,198	(60,721)	(27,261)
Inventories	(24,238)	(106,495)	(20,347)
Accounts payable	(22,144)	18,268	13,017
Accrued interest payable	3,841	(1,291)	497
Accrued compensation	(15,843)	8,516	11,846
Income taxes	(76,346)	2,971	15,722
Advances on contracts	92,580	46,159	(1,160)
Other assets and liabilities	(65,134)	1,372	(40,275)

Net cash provided by operating activities	574,276	471,740	409,239

Cash flows from investing activities:
Purchases of property, plant and equipment	(457,617)	(443,583)	(340,173)
Purchase of businesses, net of cash acquired*	(15,539)	(254,639)	(34,333)
Proceeds from sales of assets	24,516	317,189	17,650
Other investing activities	5,222	(5,092)	(2,599)

Net cash used by investing activities	(443,418)	(386,125)	(359,455)

Cash flows from financing activities:
Short-term borrowings, net	65,239	(137,645)	73,050
Current maturities and long-term debt:
Additions	975,393	1,023,282	315,010
Reductions	(996,173)	(908,295)	(423,769)
Cash dividends paid on common stock	(65,632)	(59,725)	(54,516)
Common stock issued-options	1,831	11,765	11,574
Common stock acquired for treasury	(128,577)	—	—
Other financing activities	(7,620)	(7,069)	(5,545)

Net cash used by financing activities	(155,539)	(77,687)	(84,196)

Effect of exchange rate changes on cash	(5,816)	12,645	14,743

Net increase (decrease) in cash and cash equivalents	(30,497)	20,573	(19,669)

Cash and cash equivalents at beginning of period	121,833	101,260	120,929

Cash and cash equivalents at end of period	$91,336	$121,833	$101,260

*Purchase of businesses, net of cash acquired
Working capital, other than cash	$(263)	$(17,574)	$(2,547)
Property, plant and equipment	(11,961)	(45,398)	(15,106)
Other noncurrent assets and liabilities, net	(3,315)	(191,667)	(16,680)

Net cash used to acquire businesses	$(15,539)	$(254,639)	$(34,333)

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
(In thousands, except share and per share amounts)	Issued	Treasury	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Stock-Based Compensation	Total
Balances, January 1, 2006	$85,322	$(603,225)	$154,017	$1,526,216	$(167,318)	$(1,118)	$993,894
Net income				196,398			196,398
Adoption of SFAS 123(R)			(1,118)			1,118	—
Cash dividends declared, $1.33 per share				(55,853)			(55,853)
Translation adjustments, net of deferred income taxes of $(5,643)					91,578		91,578
Cash flow hedging instrument adjustments, net of deferred income taxes of $(72)					134		134
Pension liability adjustments, net of deferred income taxes of $1,307					(5,523)		(5,523)
Adoption of SFAS 158, net of deferred income taxes of $40,313					(88,207)		(88,207)
Marketable securities unrealized gains, net of deferred income taxes of $1					2		2
Stock options exercised, 234,419 shares	292	19	11,659				11,970
Other, 1,085 shares, and 50,700 restricted stock units (net of forfeitures)		35	(3)				32
Amortization of unearned compensation on restricted stock units			1,939				1,939
Balances, December 31, 2006	$85,614	$(603,171)	$166,494	$1,666,761	$(169,334)	$—	$1,146,364
Cumulative effect from adoption of FIN 48				(499)			(499)
Beginning Balances, January 1, 2007	$85,614	$(603,171)	$166,494	$1,666,262	$(169,334)	$—	$1,145,865
Net income				299,492			299,492
2-for-1 stock split, 42,029,232 shares	52,536		(52,536)				—
Cash dividends declared, $0.71 per share				(61,252)			(61,252)
Translation adjustments, net of deferred income taxes of $(4,380)					110,451		110,451
Cash flow hedging instrument adjustments, net of deferred income taxes of $(64)					119		119
Pension liability adjustments, net of deferred income taxes of $(24,520)					56,257		56,257
Marketable securities unrealized gains, net of deferred income taxes of $(3)					6		6
Stock options exercised, 411,864 shares	515		11,224				11,739
Other, 90 shares, and 82,700 restricted stock units (net of forfeitures)		2	26				28
Amortization of unearned compensation on restricted stock units			3,414				3,414
Balances, December 31, 2007	$138,665	$(603,169)	$128,622	$1,904,502	$(2,501)	$—	$1,566,119

(Continued on next page)

HARSCO CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

	Common Stock
(In thousands, except share and per share amounts)	Issued	Treasury	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Stock-Based Compensation	Total
Balances, December 31, 2007	$138,665	$(603,169)	$128,622	$1,904,502	$(2,501)	$—	$1,566,119
Cumulative effect from adoption of SFAS 158 measurement date provision, net of deferred income taxes of $(413)				(1,453)	2,372		919
Beginning Balances, January 1, 2008	$138,665	$(603,169)	$128,622	$1,903,049	$(129)	$—	$1,567,038
Net income				240,945			240,945
Cash dividends declared, $0.78 per share				(64,824)			(64,824)
Translation adjustments, net of deferred income taxes of $85,526					(154,572)		(154,572)
Cash flow hedging instrument adjustments, net of deferred income taxes of $(7,655)					20,812		20,812
Pension liability adjustments, net of deferred income taxes of $29,057					(74,340)		(74,340)
Marketable securities unrealized gains, net of deferred income taxes of $38					(70)		(70)
Stock options exercised, 121,176 shares	152		3,336				3,488
Net issuance of stock – vesting of restricted stock units, 56,847 shares	108	(1,457)	(108)				(1,457)
Treasury shares repurchased, 4,463,353 shares		(128,577)					(128,577)
Amortization of unearned compensation on restricted stock units, net of forfeitures			5,233				5,233
Balances, December 31, 2008	$138,925	$(733,203)	$137,083	$2,079,170	$(208,299)	$—	$1,413,676

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)
Years ended December 31	2008	2007	2006
Net income	$240,945	$299,492	$196,398

Other comprehensive income (loss):

Foreign currency translation adjustments	(154,572)	110,451	91,578

Net gains (losses) on cash flow hedging instruments, net of deferred income taxes of $(7,681), $2 and $(40) in 2008, 2007 and 2006, respectively	20,859	(3)	75

Reclassification adjustment for (gain) loss on cash flow hedging instruments, net of deferred income taxes of $26, $(66) and $(32) in 2008, 2007 and 2006, respectively	(47)	122	59

Pension liability adjustments, net of deferred income taxes of $29,057, $(24,520) and $1,307 in 2008, 2007 and 2006, respectively	(74,340)	56,257	(5,523)

Unrealized gain (loss) on marketable securities, net of deferred income taxes of $38, $(3) and $(1) in 2008, 2007 and 2006, respectively	(70)	6	2
Other comprehensive income (loss)	(208,170)	166,833	86,191
Total comprehensive income	$32,775	$466,325	$282,589

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         Summary of Significant Accounting Policies

Consolidation
The consolidated financial statements include the accounts of Harsco Corporation and its majority-owned subsidiaries (the “Company”).  Additionally, the Company consolidates four entities in which it has an equity interest of 49% to 50% and exercises management control.  These four entities had combined revenues of approximately $172.3 million, $117.0 million and $85.6 million, or 4.3%, 3.2% and 2.8% of the Company’s total revenues for the years ended 2008, 2007 and 2006, respectively.  Investments in unconsolidated entities (all of which are 40-50% owned) are accounted for under the equity method.  The Company does not have any off-balance sheet arrangements with unconsolidated special-purpose entities.

Reclassifications
Certain reclassifications have been made to prior years’ amounts to conform with current year classifications.  These reclassifications relate principally to the Gas Technologies Segment that is currently classified as Discontinued Operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) as discussed in Note 2, “Acquisitions and Dispositions.”  Additionally, all historical share and per share data have been restated to reflect the two-for-one stock split that was effective at the close of business on March 26, 2007.  As a result of these reclassifications, certain prior amounts presented for comparative purposes will not individually agree with previously filed Forms 10-K or 10-Q.

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, demand deposits and short-term investments which are highly liquid in nature and have an original maturity of three months or less.

Inventories
Inventories are stated at the lower of cost or market.  Inventories in the United States are principally accounted for using principally the last-in, first-out (“LIFO”) method.  Other inventories are accounted for using the first-in, first-out (“FIFO”) or average cost methods.

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

Goodwill and Other Intangible Assets
Goodwill is not amortized but tested for impairment at the reporting unit level.  SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) defines a reporting unit as an operating segment or one level below an operating segment (referred to as a component).  A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component.  Accordingly, the Company performs the goodwill impairment test at the operating segment level for the Harsco Metals Segment and the All Other Category (Harsco Minerals & Rail) and at the component level for the Harsco Infrastructure Segment.  The goodwill impairment tests are performed on an annual basis as of October 1 and between annual tests whenever events or circumstances indicate that the carrying value of a reporting unit’s goodwill may exceed its fair value.  A discounted cash flow model is used to estimate the fair value of a reporting unit.  This model requires the use of long-term planning forecasts and assumptions regarding industry-specific economic conditions that are outside the control of the Company.  See Note 5, “Goodwill and Other Intangible Assets,” for additional information on intangible assets and goodwill impairment testing.  Finite-lived intangible assets are amortized over their estimated useful lives.

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

Revenue Recognition
Product revenues and service revenues are recognized when they are realized or realizable and when earned.  Revenue is realized or realizable and earned when all of the following criteria are met:  persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Company’s price to the buyer is fixed or determinable and collectibility is reasonably assured.  Service revenues include the Harsco Metals and Harsco Infrastructure Segments as well as service revenues of the All Other Category (Harsco Minerals & Rail).  Product revenues include the manufacturing businesses of the All Other Category (Harsco Minerals & Rail).

Harsco Infrastructure Segment – This Segment rents equipment under month-to-month rental contracts, provides services under both fixed-fee and time-and-materials short-term contracts and, to a lesser extent, sells products to customers.  Equipment rentals are recognized as earned over the contractual rental period.  Services provided on a fixed-fee basis are recognized over the contractual period based upon the completion of specific units of accounting (i.e., erection and dismantling of equipment).  Services provided on a time-and-materials basis are recognized when earned as services are performed.  Product sales revenue is recognized when title and risk of loss transfer, and when all of the revenue recognition criteria have been met.

Harsco Metals Segment – This Segment provides services predominantly on a long-term, volume-of-production contract basis.  Contracts may include both fixed monthly fees as well as variable fees based upon specific services provided to the customer.  The fixed-fee portion is recognized periodically as earned (normally monthly) over the contractual period.  The variable-fee portion is recognized as services are performed and differs from period-to-period based upon the actual provision of services.

All Other Category (Harsco Minerals & Rail) – This category includes the Harsco Rail, Excell Minerals, Reed Minerals, IKG Industries, Patterson-Kelley, and Air-X-Changers operating segments.  These operating segments principally sell products.  Harsco Rail Division and the Excell Minerals Division sell products and provide services.  Product sales revenue for each of these operating segments is recognized generally when title and risk of loss transfer, and when all of the revenue recognition criteria have been met.  Title and risk of loss for domestic shipments generally transfers to the customer at the point of shipment.  For export sales, title and risk of loss transfer in accordance with the international commercial terms included in the specific customer contract.  Revenue may be recognized subsequent to the transfer of title and risk of loss for certain product sales of Harsco Rail if the specific sales contract includes a customer acceptance clause which provides for different timing.  In those situations revenue is recognized after transfer of title and risk of loss and after customer acceptance.  Harsco Rail also provides services predominantly on a long-term, time-and-materials contract basis.  Revenue is recognized when earned as services are performed.  The Excell Minerals Division also provides services predominantly on a long-term, volume-of-production contract basis.  Contracts may include both fixed monthly fees as well as variable fees based upon specific services provided to the customer.  The fixed-fee portion is recognized periodically as earned (normally monthly) over the contractual period.  The variable-fee portion is recognized as services are performed and differs from period-to-period based upon the actual provision of services.

Income Taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the consolidated financial statements.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company records deferred tax assets to the extent the Company believes these assets will more-likely-than-not be realized.  In making such determinations, the Company considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax planning strategies and recent financial operations.  In the event the Company were to determine that it would be able to realize deferred income tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be made which would reduce the provision for income taxes.

FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”) provides that a tax benefit from an uncertain position may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on technical merits.  Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.  This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition.  The Company adopted FIN 48 effective January 1, 2007.

The Company recognizes interest and penalties related to unrecognized tax benefits within Income tax expense in the accompanying Consolidated Statements of Income.  Accrued interest and penalties are included in Other liabilities in the Consolidated Balance Sheets.

In general, it is the practice and intention of the Company to reinvest the undistributed earnings of its non-U.S. subsidiaries.  Should the Company repatriate undistributed earnings, such amounts become subject to U.S. taxation giving recognition to current tax expense and foreign tax credits upon remittance of dividends and under certain other circumstances.

Accrued Insurance and Loss Reserves
The Company retains a significant portion of the risk for workers’ compensation, U.K. employers’ liability, automobile, general and product liability losses.  During 2008, 2007 and 2006, the Company recorded insurance expense from continuing operations related to these lines of coverage of approximately $43 million, $37 million and $34 million, respectively.  Reserves have been recorded which reflect the undiscounted estimated liabilities including claims incurred but not reported.  When a recognized liability is covered by third-party insurance, the Company records an insurance claim receivable to reflect the covered liability.  Changes in the estimates of the reserves are included in net income in the period determined.  During 2008, 2007 and 2006, the Company recorded retrospective insurance reserve adjustments that decreased pre-tax insurance expense from continuing operations for self insured programs by $1.8 million, $1.2 million and $1.3 million, respectively.  At December 31, 2008 and 2007, the Company has recorded liabilities of $97.2 million and $112.0 million, respectively, related to both asserted as well as unasserted insurance claims.  Included in the balance at December 31, 2008 and 2007 were $17.8 million and $25.9 million, respectively, of recognized liabilities covered by insurance carriers.  Amounts estimated to be paid within one year have been classified as current Insurance liabilities, with the remainder included in non-current Insurance liabilities in the Consolidated Balance Sheets.

Warranties
The Company has recorded product warranty reserves of $2.9 million, $2.9 million and $4.8 million as of December 31, 2008, 2007 and 2006, respectively.  The Company provides for warranties of certain products as they are sold in accordance with SFAS No. 5, “Accounting for Contingencies.”  The following table summarizes the warranty activity for the years ended December 31, 2008, 2007 and 2006:

Warranty Activity
(In thousands)	2008	2007	2006

Balance at the beginning of the period	$2,907	$4,805	$4,962

Accruals for warranties issued during the period	3,683	3,112	3,371

Reductions related to pre-existing warranties	(1,524)	(1,112)	(868)

Divestiture	—	(980)	—

Warranties paid	(2,157)	(2,810)	(2,731)

Other (principally foreign currency translation)	(46)	(108)	71

Balance at end of the period	$2,863	$2,907	$4,805

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

The Company executes foreign currency forward exchange contracts to hedge transactions for firm purchase commitments, to hedge variable cash flows of forecasted transactions and for export sales denominated in foreign currencies.  These contracts are generally for 90 days or less; however, where appropriate longer-term contracts may be utilized.  For those contracts that are designated as qualified cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), gains or losses are recorded in Other comprehensive income (loss).

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

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses.  Actual results could differ from those estimates.

New Financial Accounting Standards Issued
SFAS No. 157, “Fair Value Measurements” (“SFAS 157”)

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157 which formally defines fair value, creates a standardized framework for measuring fair value under GAAP, and expands fair value measurement disclosures.  SFAS 157 was amended by FASB Staff Position (“FSP”) No.157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP SFAS 157-1”) and FSP No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”).  FSP SFAS 157-1 excludes SFAS No. 13, “Accounting for Leases,” (“SFAS 13”) as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS 13, from the scope of SFAS 157.  FSP FAS 157-2 delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008 (January 1, 2009 for the Company).

SFAS 157, as amended by FSP SFAS 157-2, was adopted by the Company as of January 1, 2008.  The adoption of SFAS 157, as it relates to financial assets and financial liabilities, had no impact on the Company’s financial position, results of operations or cash flows.  The Company is still in the process of evaluating the impact that SFAS 157 will have on nonfinancial assets and liabilities not valued on a recurring basis (at least annually).  The disclosure requirements of SFAS 157 are presented in Note 13, “Financial Instruments.”

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”).

In December 2007, the FASB issued SFAS 160, which amends ARB No. 51, “Consolidated Financial Statements.”  SFAS 160 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the Consolidated Statements of Income; if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value; and changes in a parent’s ownership interest while the parent retains its controlling interest are accounted for as equity transactions.  SFAS 160 became effective for the Company on January 1, 2009.  Adoption of this statement had no material impact on the Company’s consolidated financial position or results of operations when it became effective.

SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”)

In December 2007, the FASB issued SFAS 141(R) which significantly modifies the accounting for business combinations.  SFAS 141(R) requires the acquiring entity in a business combination to recognize and measure the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date, with limited exceptions.  Liabilities related to contingent consideration are required to be recognized at acquisition and remeasured at fair value in each subsequent reporting period.  Restructuring charges, and all pre-acquisition related costs (e.g., deal fees for attorneys, accountants and investment bankers), must be expensed in the period they are incurred.  In addition, changes to acquisition-related deferred tax assets and unrecognized tax benefits recorded under FIN 48 made subsequent to the measurement period will generally impact income tax expense in that period as opposed to being recorded to goodwill.  SFAS 141(R) became effective for the Company’s acquisitions that are completed on or after January 1, 2009.  The impact of adopting SFAS 141(R) will depend on the nature, terms and size of business combinations that occur after the effective date.  The Company expensed acquisition-related costs for any business combinations not concluded prior to the January 1, 2009 effective date in accordance with the transition guidance of SFAS 141(R).

SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”).

In March 2008, the FASB issued SFAS 161 which requires enhanced disclosures about the use of derivative instruments, the accounting for derivatives, and how derivatives impact financial statements to enable investors to better understand their effects on a company’s financial position, financial performance and cash flows.  These requirements include the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format.  SFAS 161 became effective for the Company on January 1, 2009.  As SFAS 161 only requires enhanced disclosures, this standard will only impact notes to the consolidated financial statements.

FSP No. FAS 142-3 “Determination of the Useful life of Intangible Assets” (“FSP FAS 142-3”)

In April 2008, the FASB issued FSP FAS 142-3, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, in order to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP.  FSP FAS 142-3 is effective prospectively for intangible assets acquired or renewed after January 1, 2009.  The effect of adopting FSP FAS 142-3 will depend on the nature of intangible assets acquired after the effective date.

FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“FSP EITF 03-6-1”)

In June 2008, the FASB issued FSP EITF 03-6-1 which states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  FSP EITF 03-6-1 became effective for the Company on January 1, 2009.  The adoption of FSP EITF 03-6-1 had no impact on the consolidated financial statements.

2.         Acquisitions and Dispositions

Acquisitions

In April 2008, the Company acquired Sovereign Access Services Limited (“Sovereign”), a United Kingdom-based provider of mastclimber work platform rental equipment.  Sovereign recorded revenues of approximately $7 million in 2007 and has been included in the Harsco Infrastructure Segment.

In March 2008, the Company acquired Romania-based Baviera S.R.L. (“Baviera”), a distributor of formwork and scaffolding products in Romania.  Baviera recorded revenues of approximately $3 million in 2007 and has been included in the Harsco Infrastructure Segment.

In February 2008, the Company acquired Northern Ireland-based Buckley Scaffolding (“Buckley”), a provider of scaffolding and erection and dismantling services to customers in the construction, industrial and events businesses.  Buckley recorded revenues of approximately $3 million in 2007 and has been included in the Harsco Infrastructure Segment.

In August 2007, the Company acquired Alexander Mill Services International (“AMSI”), a privately held company that provides services to some of the leading steel producers in Poland and Romania.  AMSI also provides mill services on a smaller scale in Portugal.  AMSI recorded 2006 revenues of approximately $21 million and has been included in the Harsco Metals Segment.

In August 2007, the Company acquired ZETA-TECH Associates, Inc. (“ZETA-TECH”), a Cherry Hill, NJ-based niche technical services and applied technology company serving the railway industry with specialized expertise in railway engineering services and track maintenance software.  ZETA-TECH produces a range of proprietary software tools that are used by railways to regularly monitor and evaluate the performance of their rail and track assets.  ZETA-TECH recorded 2006 revenues of approximately $4 million and has been included in the Company’s Harsco Rail Group of the All Other Category (Harsco Minerals & Rail).

In April 2007, the Company acquired Performix Technologies, Ltd. (“Performix”), an Ohio-based company that is one of the United States’ leading producers of specialty additives used by steelmakers in the ladle refining of molten steel.  Performix operates from two plants in the United States and serves most of the major steelmakers in the upper Midwest and Canada.  Performix recorded 2006 sales of approximately $29 million and has been included in the Harsco Metals Segment.

In February 2007, the Company acquired Excell Materials, Inc. (“Excell”), a Pittsburgh-based multinational company, for approximately $210 million, which excluded direct acquisition costs.  Excell specializes in the reclamation and recycling of high-value content from principally steelmaking slag.  Excell is also involved in the development of mineral-based products for commercial applications.  Excell recorded 2006 sales in excess of $100 million and maintains operations at nine locations in the United States, Canada, Brazil, South Africa and Germany.  Goodwill recognized in this transaction (based on foreign exchange rates at the transaction date) was $101.9 million, none of which is expected to be deductible for U.S. income tax purposes.  Excell has been included in the All Other Category (Harsco Minerals & Rail) and has been renamed Excell Minerals to emphasize its long-term growth strategy.

Dispositions
Consistent with the Company’s strategic focus to grow and allocate financial resources to its industrial services businesses, on December 7, 2007, the Company sold the Gas Technologies Segment to Wind Point Partners, a private equity investment firm with offices in Chicago, Illinois.  The terms of the sale include a total purchase price of $340 million, including $300 million paid in cash at closing and $40 million payable in the form of an earnout, contingent on the Gas Technologies group achieving certain performance targets in 2008 or 2009.  The Company recorded a $26.4 million after-tax gain on the sale in the fourth quarter of 2007.  In 2008, the Company recorded a loss from discontinued operations of $4.7 million.  This comprised $1.7 million of working capital adjustments and other costs associated with this disposition, coupled with the tax effect from the final purchase price allocation.  The purchase price is not final at December 31, 2008 due to final working capital adjustments as provided in the purchase agreement, and the potential earnout.  This business recorded revenues and operating income of $384.9 million and $26.9 million and $397.7 million and $14.2 million, respectively, for the years ended 2007 and 2006.  The Consolidated Statements of Income for the years ended 2008, 2007 and 2006 reflect the Gas Technologies Segment’s results in discontinued operations.

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

Assets Held for Sale
Throughout the past several years, management approved the sale of certain long-lived assets throughout the Company’s operations.  The net property, plant and equipment reflected as assets held-for-sale in the December 31, 2008 and 2007 Consolidated Balance Sheets were $5.3 million and $0.5 million, respectively.

3.         Accounts Receivable and Inventories

At December 31, 2008 and 2007, Trade accounts receivable of $648.9 million and $779.6 million, respectively, were net of allowances for doubtful accounts of $27.9 million and $25.6 million, respectively.  The decrease in accounts receivable from December 31, 2007 related principally to foreign currency translation and lower sales levels in the fourth quarter.  The provision for doubtful accounts was $12.5 million, $7.8 million and $9.2 million for 2008, 2007 and 2006, respectively.  Other receivables include insurance claim receivables, employee receivables, tax claim receivables and other miscellaneous receivables not included in Trade accounts receivable, net.

Inventories consist of the following:

	Inventories
(In thousands)	2008	2007
Finished goods	$156,490	$161,013
Work-in-process	21,918	23,776
Raw materials and purchased parts	83,372	76,735
Stores and supplies	47,750	49,407
Total inventories	$309,530	$310,931

Valued at lower of cost or market:
Last-in, first out (“LIFO”) basis	$105,959	$99,433
First-in, first out (“FIFO”) basis	15,140	16,742
Average cost basis	188,431	194,756
Total inventories	$309,530	$310,931

Inventories valued on the LIFO basis at December 31, 2008 and 2007 were approximately $32.8 million and $23.4 million, respectively, less than the amounts of such inventories valued at current costs.

As a result of reducing certain inventory quantities valued on the LIFO basis, net income increased from that which would have been recorded under the FIFO basis of valuation by $0.3 million in 2008, less than $0.1 million in 2007 and $0.3 million in 2006.

4.           Property, Plant and Equipment

Property, plant and equipment consists of the following:

(In thousands)	2008	2007
Land and improvements	$41,913	$47,250
Buildings and improvements	167,606	175,744
Machinery and equipment	2,905,398	2,997,425
Uncompleted construction	75,210	75,167
Gross property, plant and equipment	3,190,127	3,295,586
Less accumulated depreciation	(1,707,294)	(1,760,372)
Net property, plant and equipment	$1,482,833	$1,535,214

The estimated useful lives of different types of assets are generally:

Land improvements Buildings and improvements Machinery and equipment Leasehold improvements	5 to 20 years 5 to 40 years 3 to 20 years Estimated useful life of the improvement or, if shorter, the life of the lease

5.           Goodwill and Other Intangible Assets

In connection with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) goodwill and intangible assets with indefinite useful lives are no longer amortized.  Goodwill is tested for impairment at the reporting unit level on an annual basis, and between annual tests, whenever events or circumstances indicate that the carrying value of a reporting unit’s goodwill may exceed its fair value.  The Company has determined that the reporting units for goodwill impairment testing purposes are the Company’s operating segments for the Harsco Metals Segment and the All Other Category and the component level for the Harsco Infrastructure Segment.  This impairment testing is a two-step process as outlined in SFAS 142.  Step one is a comparison of each reporting unit’s fair value to its book value.  If the fair value of the reporting unit exceeds the book value, step two of the test is not required.  Step two requires the allocation of fair values to assets and liabilities as if the reporting unit had just been purchased resulting in the implied fair value of goodwill.  If the carrying value of the goodwill exceeds the implied fair value, a write down to the implied fair value would be required.

The Company uses a discounted cash flow model to estimate the fair value of a reporting unit in performing step one of the testing.  This model requires the use of long-term planning estimates and assumptions regarding industry-specific economic conditions that are outside the control of the Company.  Assessments of future cash flows would consider, but not be limited to the following: infrastructure plant maintenance requirements; global metals production and capacity utilization; global railway track maintenance-of-way capital spending; and other drivers of the Company’s businesses.  Changes in the overall interest rate environment may also impact the fair market value of the Company’s reporting units as this would directly influence the discount rate utilized for discounting operating cash flows, and ultimately determining a reporting unit’s fair value.  The Company’s overall market capitalization is also a factor in evaluating the fair market values of the Company’s reporting units.  Significant declines in the overall market capitalization of the Company could lead to the determination that the book value of one or more of the Company’s reporting units exceeds their fair value.  The Company performed required annual testing for goodwill impairment as of October 1, 2008 and 2007 and all reporting units of the Company passed the step one testing thereby indicating that no goodwill impairment exists.  Additionally, the Company determined that as of December 31, 2008 no interim impairment testing was necessary.  However, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

The following table reflects the changes in carrying amounts of goodwill by segment for the years ended December 31, 2007 and 2008:

Goodwill by Segment
(In thousands)	Harsco Infrastructure Segment	Harsco Metals Segment	All Other Category – Harsco Minerals & Rail	Gas Technologies Segment	Consolidated Totals
Balance as of December 31, 2006, net of accumulated amortization	$241,937	$325,492	$8,137	$36,914	$612,480

Goodwill acquired during year (a)	—	13,621	103,935	—	117,556

Changes to Goodwill (b)	1,686	(1,301)	—	—	385

Goodwill disposed during year (c)	—	—	—	(36,930)	(36,930)

Foreign currency translation	11,233	10,499	4,830	16	26,578

Balance as of December 31, 2007, net of accumulated amortization	$254,856	$348,311	$116,902	$—	$720,069

Goodwill acquired during year (d)	12,045	—	—	—	12,045

Changes to Goodwill (b)	1,262	(4,892)	266	—	(3,364)

Foreign currency translation	(47,616)	(43,806)	(5,838)	—	(97,260)

Balance as of December 31, 2008, net of accumulated amortization	$220,547	$299,613	$111,330	$—	$631,490
(a) Relates principally to the Excell Minerals acquisition in the All Other Category – Harsco Minerals & Rail.
(b) Relates principally to opening balance sheet adjustments.
(c) Relates to the sale of the Company’s Gas Technologies Segment.
(d) Relates to acquisitions of Baviera S.R.L., Buckley Scaffolding and Sovereign Access Services Limited.

Goodwill is net of accumulated amortization of $95.9 million and $103.7 million at December 31, 2008 and 2007, respectively.  The reduction in accumulated amortization from December 31, 2007 is due to foreign currency translation.

Intangible assets totaled $141.5 million, net of accumulated amortization of $65.4 million at December 31, 2008 and $189.0 million, net of accumulated amortization of $45.2 million at December 31, 2007.  The following table reflects these intangible assets by major category:

Intangible Assets
	December 31, 2008		December 31, 2007
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer relationships	$138,752	$40,821	$157,717	$25,137

Non-compete agreements	1,414	1,196	3,382	2,952

Patents	6,316	4,116	6,805	4,241

Other	60,495	19,309	66,266	12,821

Total	$206,977	$65,442	$234,170	$45,151

The decrease in intangible assets for 2008 was due principally to foreign currency translation, partially offset by intangible assets acquired in the acquisitions discussed in Note 2, “Acquisitions and Dispositions.”  As part of these transactions, the Company acquired the following intangible assets (by major class) which are subject to amortization:

Acquired Intangible Assets
(In thousands)	Gross Carrying Amount	Residual Value	Weighted-average amortization period

Customer relationships	$2,087	None	6 years

Non-compete agreements	78	None	2 years

Other	478	None	2 years

Total	$2,643

There were no research and development assets acquired and written off in 2008, 2007 or 2006.

Amortization expense for intangible assets was $28.1 million, $27.4 million and $6.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.  The following table shows the estimated amortization expense for the next five fiscal years based on current intangible assets.

(In thousands)	2009	2010	2011	2012	2013

Estimated amortization expense (a)	$24,742	$24,308	$23,077	$10,908	$9,472

(a)	These estimated amortization expense amounts do not reflect the potential effect of future foreign currency exchange rate fluctuations.

6.          Debt and Credit Agreements

The Company has various credit facilities and commercial paper programs available for use throughout the world.  The following table illustrates the amounts outstanding on credit facilities and commercial paper programs and available credit at December 31, 2008.  These credit facilities and programs are described in more detail below the table.

	As of December 31, 2008
(In thousands)	Facility Limit	Outstanding Balance	Available Credit

U.S. commercial paper program	$550,000	$35,943	$514,057

Euro commercial paper program	279,380	9,012	270,368

Multi-year revolving credit facility (a)	450,000	—	450,000

364-day revolving credit facility (a)	220,000	50,000	170,000

Bilateral credit facility (b)	30,000	—	30,000

Totals at December 31, 2008	$1,529,380	$94,955	$1,434,425	(c)
(a)	U.S.-based program.
(b)	International-based program.
(c)
Although the Company has significant available credit, in practice, the Company limits aggregate commercial paper and credit facility borrowings at any one time to a maximum of $700.0 million (the aggregate amount of the back-up facilities).

The Company has a U.S. commercial paper borrowing program under which it can issue up to $550 million of short-term notes in the U.S. commercial paper market.  In addition, the Company has a 200 million euro commercial paper program, equivalent to approximately $279.4 million at December 31, 2008, which is used to fund the Company’s international operations.  At December 31, 2008 and 2007, the Company had $35.9 million and $333.4 million of U.S. commercial paper outstanding, respectively; and $9.0 million and $132.8 million outstanding, respectively, under its European-based commercial paper program.  Additionally, the Company had $50.0 million outstanding under its 364-day revolving credit facility at December 31, 2008.  These borrowings are classified as long-term debt when the Company has the ability and intent to refinance it on a long-term basis through existing long-term credit facilities.  At December 31, 2008 and 2007, the Company classified $94.9 million and $8.0 million, respectively, of commercial paper and advances as short-term debt.  There was no remaining commercial paper or advances to be reclassified as long-term debt at December 31, 2008, while $458.2 million was reclassified at December 31, 2007.

The Company has a multi-year revolving credit facility in the amount of $450 million, through a syndicate of 16 banks, which matures in November 2010.  This facility serves as back-up to the Company’s commercial paper programs.  Interest rates on the facility are based upon either the announced JPMorgan Chase Bank Prime Rate, the Federal Funds Effective Rate plus a margin or LIBOR plus a margin.  The Company pays a facility fee (.08% per annum as of December 31, 2008) that varies based upon its credit ratings.  At December 31, 2008 and 2007, there were no borrowings outstanding on this credit facility.

In November 2008, the Company, Citibank N.A., as administrative agent, and a syndicate of nine other banks entered into a 364-day credit agreement that enables the Company to borrow up to $220 million.  The facility matures in November 2009.  Any borrowings outstanding at the termination of the facility may, at the Company’s option, be repaid over the following 12 months.  The Company has the option to increase the size of the facility at a later date to up to $300 million with the consent of the lenders.  Interest rates on the facility are based upon the announced Citibank Prime Rate plus a margin, the Federal Funds Effective rate plus a margin, or LIBOR plus a margin.  The Company pays a commitment fee (0.125% per annum as of entry into the facility) that varies based upon its credit ratings.  At December 31, 2008, the Company had $50 million outstanding under this facility.

The Company’s bilateral credit facility was amended in December 2008 to extend the maturity date to December 2009 and to reduce the amount of the credit facility to $30 million from $50 million.  The reduction in amount accommodates the Company’s current anticipated liquidity needs and reduces borrowing costs.  The facility serves as back-up to the Company’s commercial paper programs and also provides available financing for the Company’s European operations.  Borrowings under this facility are available in most major currencies with active markets at interest rates based upon LIBOR plus a margin.  Borrowings outstanding at expiration may be repaid over the succeeding 12 months.  As of December 31, 2008 and 2007, there were no borrowings outstanding on this facility.

Short-term borrowings amounted to $117.9 million and $60.3 million at December 31, 2008 and 2007, respectively.  This included commercial paper and short-term advances of $94.9 million and $8.0 million at December 31, 2008 and 2007, respectively.  Other than the commercial paper borrowings and advances, short-term debt was principally bank overdrafts.  The weighted-average interest rate for short-term borrowings at December 31, 2008 and 2007 was 3.8% and 6.0%, respectively.

Long-term debt consists of the following:

	Long-term Debt
(In thousands)	2008	2007
5.75% notes due May 1, 2018	$446,762	$—
7.25% British pound sterling-denominated notes due October 27, 2010	290,777	395,197
5.125% notes due September 15, 2013	149,247	149,110
Commercial paper borrowings, with a weighted average interest rate of 5.2% as of December 31, 2007	—	458,180
Faber Prest loan notes due October 31, 2008 with interest based on sterling LIBOR minus .75% (5.1% at December 31, 2007)	—	3,120
Other financing payable in varying amounts due through 2013 with a weighted average interest rate of 7.5% and 7.0% as of December 31, 2008 and 2007, respectively	8,243	14,864
	895,029	1,020,471
Less: current maturities	(3,212)	(8,384)
	$891,817	$1,012,087

As reflected in the above table, in May 2008, the Company completed an offering in the United States of 5.75%, ten-year senior notes totaling $450.0 million.  Net proceeds of $446.6 million were used to reduce the Company’s U.S. and euro commercial paper borrowings by $286.4 million and $160.2 million, respectively.  The notes include a covenant that permits the note holders to redeem their notes at 101% of par in the event of a change in control of the Company, or disposition of a significant portion of the Company’s assets in combination with a downgrade of the Company’s credit rating to non-investment grade.

The Company’s credit facilities and certain notes payable agreements contain covenants requiring a minimum net worth of $475 million and a maximum debt to capital ratio of 60%.  Additionally, the Company’s 7.25% British pound sterling-denominated notes, due October 27, 2010, and its 5.75% notes, due May 2018, also include covenants that permit the note holders to redeem their notes, at par and 101% of par, respectively, in the event of a change of control of the Company or disposition of a significant portion of the Company’s assets in combination with the Company’s credit rating being downgraded to non-investment grade.  At December 31, 2008, the Company was in compliance with these covenants.

The maturities of long-term debt for the four years following December 31, 2009 are as follows:

(In thousands)
2010	$293,192
2011	1,911
2012	699
2013	149,253

Cash payments for interest on all debt from continuing operations were $71.6 million, $80.3 million and $59.7 million in 2008, 2007 and 2006, respectively.

7.          Leases

The Company leases certain property and equipment under noncancelable operating leases.  Rental expense (for continuing operations) under such operating leases was $65.0 million, $70.4 million and $69.6 million in 2008, 2007 and 2006, respectively.

Future minimum payments under operating leases with noncancelable terms are as follows:

(In thousands)
2009	$55,592
2010	36,200
2011	25,029
2012	18,133
2013	14,742
After 2013	37,811

Total minimum rentals to be received in the future under non-cancelable subleases as of December 31, 2008 are $8.9 million.

8.          Employee Benefit Plans

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”).  The Company adopted the recognition provisions of SFAS 158 effective December 31, 2006.

SFAS 158 also requires the consistent measurement of plan assets and benefit obligations as of the date of the Company’s fiscal year-end statement of financial position effective for the year ending December 31, 2008.  Since the Company previously used an October 31 measurement date for its United States defined benefit pension plans and a September 30 measurement date for most of its international defined benefit pension plans, the standard required the Company to change those measurement dates in 2008 to December 31.  In order to record the effects of the change to a December 31 measurement date, the Company chose to use the measurements determined as of October 31, 2007 and September 30, 2007 and estimate the net periodic benefit cost for the 14-month and 15-month periods, respectively, ending December 31, 2008, exclusive of any curtailment or settlement gains or losses.  Amounts allocated proportionately to the 2-month and 3-month periods ended December 31, 2007 (the “short periods”) were recorded as an adjustment to retained earnings, effective January 1, 2008.  The remaining costs were recognized as net periodic pension expense during the year ended December 31, 2008.  The following table sets forth the adjustments to retained earnings and Accumulated other comprehensive income (“AOCI”) resulting from the measurement date change, net of tax for the short periods:

Impact of SFAS 158 Measurement Date Change
	U. S. Defined Benefit Pension Plans		International Defined Benefit Pension Plans		Other Post-Retirement Benefit Plans
(In thousands)	Retained Earnings	AOCI	Retained Earnings	AOCI	Retained Earnings	AOCI

Service cost, interest cost and expected return on plan assets	$576	$—	$364	$—	$(21)	$—
Amortization of prior service cost and actuarial gain (loss)	(169)	169	(2,207)	2,207	4	(4)
Net adjustment recognized	$407	$169	$(1,843)	$2,207	$(17)	$(4)

Pension Benefits
The Company has pension and profit sharing retirement plans covering a substantial number of its employees.  The defined benefits for salaried employees generally are based on years of service and the employee’s level of compensation during specified periods of employment.  Defined benefit plans covering hourly employees generally provide benefits of stated amounts for each year of service.  The multi-employer plans in which the Company participates provide benefits to certain unionized employees.  The Company’s funding policy for qualified plans is consistent with statutory regulations and customarily equals the amount deducted for income tax purposes.  The Company also makes periodic voluntary contributions as recommended by its pension committee.  The Company’s policy is to amortize prior service costs of defined benefit pension plans over the average future service period of active plan participants.

In an effort to mitigate a portion of the increased pension expense for 2009, the Company implemented plan design changes for certain international defined benefit pension plans, principally in the Harsco Metals Segment, so that accrued service is no longer granted for periods after December 31, 2008.  As a result, for most of the U.S. defined benefit pension plans and a majority of international defined benefit pension plans, accrued service is no longer granted.  In place of these plans, the Company has established defined contribution pension plans providing for the Company to contribute a specified matching amount for participating employees’ contributions to the plan.  Domestically, this match is made on employee contributions up to four percent of their eligible compensation.  Additionally, the Company may provide a discretionary contribution of up to two percent of compensation for eligible employees.  The two percent discretionary contribution was recorded for 2007 and 2006, and paid in February of the subsequent year.  Internationally, this match is up to six percent of eligible compensation with an additional two percent going towards insurance and administrative costs.  The Company believes the defined contribution plans will provide a more predictable and less volatile pension expense than exists under the defined benefit plans.

(In thousands)	U.S. Plans			International Plans
	2008	2007	2006	2008	2007	2006
Pension Expense (Income)
Defined benefit plans:
Service cost	$1,740	$3,033	$3,685	$8,729	$9,031	$9,168
Interest cost	15,197	15,511	14,919	50,146	50,118	43,506
Expected return on plan assets	(23,812)	(22,943)	(19,942)	(58,166)	(61,574)	(52,081)
Recognized prior service costs	333	686	742	897	938	1,446
Recognized losses	1,167	1,314	2,949	10,317	15,254	12,882
Amortization of transition (asset) liability	—	—	(361)	29	36	36
Settlement/Curtailment loss (gain)	(620)	2,091	78	1,536	—	(51)
Defined benefit plans pension (income) expense	(5,995)	(308)	2,070	13,488	13,803	14,906
Less Discontinued Operations included in above	(694)	2,748	1,848	—	477	447
Defined benefit plans pension (income) expense – continuing operations	(5,301)	(3,056)	222	13,488	13,326	14,459
Multi-employer plans (a)	15,231	13,552	10,560	10,143	10,361	8,662
Defined contribution plans (a)	6,969	8,999	7,544	7,894	7,589	6,518

Pension expense – continuing operations	$16,899	$19,495	$18,326	$31,525	$31,276	$29,639
(a)	Excludes discontinued operations.

In 2008, the Company recognized a settlement gain of $0.9 million related to the Gas Technologies Segment that was sold in December 2007.  The settlement gain was recognized upon final transfer of pension assets and liabilities to an authorized trust established by the purchaser of the Segment and is included above in U.S. Plans discontinued operations.  Also in 2008, the Company implemented plan design changes for certain domestic and international defined benefit pension plans so that accrued service is no longer granted for periods after December 31, 2008.  These actions resulted in a net curtailment loss of $1.5 million.  See Note 17, “2008 Restructuring Program” for additional information.

In 2007, the Company recognized a $2.1 million curtailment loss in connection with the remeasurement of plan obligations related to the divestiture of the Gas Technologies Segment.

The change in the financial status of the pension plans and amounts recognized in the Consolidated Balance Sheets at December 31, 2008 and 2007 are as follows:

Defined Benefit Pension Benefits	U. S. Plans		International Plans
(In thousands)	2008	2007	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$268,710	$266,441	$987,894	$981,618
Service cost	1,740	3,033	8,729	9,031
Interest cost	15,197	15,511	50,146	50,118
Plan participants’ contributions	—	—	2,311	2,354
Amendments	890	349	(111)	—
Adoption of SFAS 158 measurement date change	598	—	5,154	—
Actuarial loss (gain)	(10,145)	(1,857)	(58,507)	(39,523)
Settlements/curtailments	—	(1,315)	(10,388)	—
Benefits paid	(15,721)	(13,452)	(35,695)	(40,156)
Divestiture of Gas Technologies Segment	(22,922)	—	(678)	—
Effect of foreign currency	—	—	(250,019)	24,452
Benefit obligation at end of year	$238,347	$268,710	$698,836	$987,894
Change in plan assets:
Fair value of plan assets at beginning of year	$311,193	$271,899	$905,849	$829,927
Actual return on plan assets	(83,794)	49,731	(99,645)	58,477
Employer contributions	1,600	3,015	28,865	39,016
Plan participants’ contributions	—	—	2,310	2,354
Settlements/curtailments	—	—	(237)	—
Benefits paid	(15,721)	(13,452)	(34,182)	(38,987)
Adoption of SFAS 158 measurement date change	(2,495)	—	(5,946)	—
Divestiture of Gas Technologies Segment	(21,097)	—	—	—
Effect of foreign currency	—	—	(238,257)	15,062
Fair value of plan assets at end of year	$189,686	$311,193	$558,757	$905,849
Funded status at end of year	$(48,661)	$42,483	$(140,079)	$(82,045)

The actual return on the Company’s U.S. and international plans’ assets reflects the decline in pension asset values during the second half of 2008.  This decline was due to the financial crisis and the deterioration of global economic conditions.

Defined Benefit Pension Benefits	U. S. Plans		International Plans
(In thousands)	2008	2007	2008	2007
Amounts recognized in the Consolidated Balance Sheets consist of the following:
Noncurrent assets	$232	$70,154	$5,072	$9,604
Current liabilities	(2,111)	(1,172)	(1,897)	(1,446)
Noncurrent liabilities	(46,782)	(26,499)	(143,254)	(90,203)
Accumulated other comprehensive loss before tax	109,523	9,947	260,765	246,526

Amounts recognized in Accumulated other comprehensive loss consist of the following:

	U. S. Plans		International Plans
(In thousands)	2008	2007	2008	2007
Net actuarial loss	$107,672	$8,346	$257,393	$240,193
Prior service cost	1,851	1,601	3,184	6,026
Transition obligation	—	—	188	307
Total	$109,523	$9,947	$260,765	$246,526

The estimated amounts that will be amortized from accumulated other comprehensive loss into defined benefit pension expense in 2009 are as follows:

(In thousands)	U. S. Plans	International Plans
Net actuarial loss	$10,098	$15,206
Prior service cost	351	357
Transition obligation	—	26
Total	$10,449	$15,589

The Company’s estimate of expected contributions to be paid in year 2009 for the U.S. defined benefit plans is $4.4 million and for the international defined benefit plans is $33.5 million.

Contributions to multi-employer pension plans were $26.1 million, $24.2 million and $18.3 million in years 2008, 2007 and 2006, respectively.  For defined contribution plans, payments were $18.8 million, $16.6 million and $13.7 million for years 2008, 2007 and 2006, respectively.

Future Benefit Payments
The expected benefit payments for defined benefit plans over the next ten years are as follows:

(In millions)	U.S. Plans	International Plans
2009	$15.8	$32.8
2010	15.0	32.8
2011	16.1	34.6
2012	16.0	35.4
2013	17.8	35.1
2014 - 2018	90.0	184.0

Net Periodic Pension Expense Assumptions
The weighted-average actuarial assumptions used to determine the net periodic pension expense for the years ended December 31 were as follows:

	Global Weighted Average December 31
	2008	2007	2006
Discount rates	5.9%	5.3%	5.3%
Expected long-term rates of return on plan assets	7.6%	7.6%	7.6%
Rates of compensation increase	3.6%	3.3%	3.4%

	U. S. Plans December 31			International Plans December 31
	2008	2007	2006	2008	2007	2006
Discount rates	6.2%	5.9%	5.9%	5.8%	5.1%	5.2%
Expected long-term rates of return on plan assets	8.3%	8.3%	8.3%	7.3%	7.3%	7.4%
Rates of compensation increase	4.8%	4.5%	4.4%	3.5%	3.2%	3.2%

The expected long-term rates of return on plan assets for the 2009 pension expense are 8.00% for the U.S. plans and 7.1% for the international plans.

Defined Benefit Pension Obligation Assumptions
The weighted-average actuarial assumptions used to determine the defined benefit pension plan obligations at December 31 were as follows:
	Global Weighted Average December 31
	2008	2007	2006
Discount rates	6.1%	5.9%	5.3%
Rates of compensation increase	3.4%	3.6%	3.3%

	U. S. Plans December 31			International Plans December 31
	2008	2007	2006	2008	2007	2006
Discount rates	6.1%	6.2%	5.9%	6.0%	5.8%	5.1%
Rates of compensation increase	4.0%	4.8%	4.5%	3.4%	3.5%	3.2%

The U.S. discount rate was determined using a yield curve that was produced from a universe containing over 300 U.S.-issued, AA-graded corporate bonds, all of which were noncallable (or callable with make-whole provisions), and excluding the 10% of the bonds with the highest yields and the 10% with the lowest yields.  The discount rate was then developed as the level-equivalent rate that would produce the same present value as that using spot rates to discount the projected benefit payments.  For international plans, the discount rate is aligned to corporate bond yields in the local markets, normally AA-rated corporations.  The process and selection seeks to approximate the cash outflows with the timing and amounts of the expected benefit payments.  As of the measurement dates, these international rates have increased by 20 basis points from the prior year.

Accumulated Benefit Obligations
The accumulated benefit obligation for all defined benefit pension plans at December 31 was as follows:

(In millions)	U.S. Plans	International Plans
2008	$237.8	$687.7
2007	$257.0	$899.4

Plans with Accumulated Benefit Obligation in Excess of Plan Assets
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets at December 31 were as follows:

	U. S. Plans		International Plans
(In millions)	2008	2007	2008	2007
Projected benefit obligation	$228.7	$38.1	$659.5	$88.5
Accumulated benefit obligation	228.5	34.8	656.1	83.1
Fair value of plan assets	179.8	10.5	517.3	51.7

The asset allocations attributable to the Company’s U.S. defined benefit pension plans at December 31, 2008, and October 31, 2007 and the target allocation of plan assets for 2009, by asset category, are as follows:

U.S. Plans Asset Category	Target Long-Term Allocation	Percentage of Plan Assets at
		December 31, 2008	October 31, 2007
Domestic Equity Securities	45% - 55%	42.5%	54.1%
Fixed Income Securities	27% - 37%	39.6%	25.5%
International Equity Securities	4.5% - 14.5%	8.8%	13.0%
Cash & Cash Equivalents	0% - 5%	1.4%	0.9%
Other	4% - 12%	7.7%	6.5%

Plan assets are allocated among various categories of equities, fixed income, cash and cash equivalents with professional investment managers whose performance is actively monitored.  The primary investment objective is long-term growth of assets in order to meet present and future benefit obligations.  The Company periodically conducts an asset/liability modeling study and accordingly adjusts investments among and within asset categories to ensure the long-term investment strategy is aligned with the profile of benefit obligations.

The Company reviews the long-term expected return-on-asset assumption on a periodic basis taking into account a variety of factors including the historical investment returns achieved over a long-term period, the targeted allocation of plan assets and future expectations based on a model of asset returns for an actively managed portfolio, inflation and administrative/other expenses.  The model simulates 500 different capital market results over 15 years.  For 2009, the expected return-on-asset assumption for U.S. plans is 8.00%, as compared with the expected return-on-asset assumption for 2008 which was 8.25%.  The decrease reflects the impact of the financial crisis that began in the second half of 2008 and the long-term effect on recovery.

The U.S. defined benefit pension plans assets include 434,088 shares of the Company’s stock valued at $12.0 million at December 31, 2008 and 765,280 shares of the Company’s common stock valued at $46.4 million at October 31, 2007.  These shares represented 6.4% and 14.4%, respectively, of total plan assets.  Dividends paid to the pension plans on the Company stock amounted to $0.3 million in 2008 and $0.5 million in 2007.

The asset allocations attributable to the Company’s international defined benefit pension plans at December 31, 2008 and September 30, 2007 and the target allocation of plan assets for 2009, by asset category, are as follows:

International Plans Asset Category	Target Long- Term Allocation	Percentage of Plan Assets at
		December 31, 2008	September 30, 2007
Equity Securities	50.0%	42.0%	54.3%
Fixed Income Securities	40.0%	47.4%	40.3%
Cash & Cash Equivalents	5.0%	0.2%	0.7%
Other	5.0%	10.4%	4.7%

Plan assets as of December 31, 2008, in the U.K. defined benefit pension plan amounted to 85.6% of the international pension assets.  These assets are allocated among various categories of equities, fixed income, cash and cash equivalents with professional investment managers whose performance is actively monitored.  The primary investment objective is long-term growth of assets in order to meet present and future benefit obligations.  The Company periodically conducts asset/liability modeling studies and accordingly adjusts investment amounts within asset categories to ensure the long-term investment strategy is aligned with the profile of benefit obligations.

For the international long-term rate-of-return assumption, the Company considered the current level of expected returns in risk-free investments (primarily government bonds), the historical level of the risk premium associated with other asset classes in which the portfolio is invested and the expectations for future returns of each asset class and plan expenses.  The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate-of-return on assets.  The Company’s expected rate-of-return assumption for the U.K. plan was 7.23% and 7.5% for 2009 and 2008, respectively.  The remaining international pension plans with assets representing 14.4% of the international pension assets are under the guidance of professional investment managers and have similar investment objectives.

The impact of adopting the recognition provisions of SFAS 158 effective December 31, 2006 has been reflected in the consolidated financial statements as of December 31, 2008, 2007 and 2006 and the incremental effect of applying SFAS 158 to pension benefits is disclosed below.

Incremental Effect on Consolidated Balance Sheet of Adopting the Recognition Provisions of SFAS 158 for Pension Plans - December 31, 2006 (In thousands)
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

Postretirement Benefits
The Company has postretirement health care benefits for a limited number of employees mainly under plans related to acquired companies and postretirement life insurance benefits for certain hourly employees.  The costs of health care and life insurance benefits are accrued for current and future retirees and are recognized as determined under the projected unit credit actuarial method.  Under this method, the Company’s obligation for postretirement benefits is to be fully accrued by the date employees attain full eligibility for such benefits.  The Company’s postretirement health care and life insurance plans are unfunded.  Effective December 31, 2008, the Company uses a December 31 measurement date for its postretirement benefit plans in accordance with the provisions of SFAS 158.

(In thousands)	2008	2007	2006
Postretirement Benefits Expense (Income)
Service cost	$4	$5	$5
Interest cost	187	182	186
Recognized prior service costs	3	3	3
Recognized gains	(26)	(126)	(38)
Curtailment gains	—	(82)	(20)
Postretirement benefit expense (income)	$168	$(18)	$136

The changes in the postretirement benefit liability recorded in the Consolidated Balance Sheets are as follows:

Postretirement Benefits
(In thousands)	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$3,202	$3,193
Effect of eliminating early measurement date	33	—
Service cost	4	5
Interest cost	187	182
Actuarial loss	223	52
Benefits paid	(260)	(240)
Acquisitions	—	85
Curtailment	—	(39)
Settlement	—	(36)
Benefit obligation at end of year	$3,389	$3,202

Amounts recognized in the statement of financial position consist of the following:
Current liability	$(333)	$(300)
Noncurrent liability	(3,056)	(2,902)
Net amount recognized	$(3,389)	$(3,202)

Postretirement Benefits
(In thousands)	2008	2007
Amounts recognized in accumulated other comprehensive income consist of the following:
Net actuarial loss (gain)	$198	$(62)
Prior service cost	9	18
Net amount recognized (before tax adjustment)	$207	$(44)

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost are as follows:	2009
Actuarial loss	$3
Prior service cost	2
Total	$5

The actuarial assumptions used to determine the postretirement benefit obligation are as follows:

(Dollars in thousands)	2008	2007	2006
Assumed discount rate	6.10%	6.17%	5.87%
Health care cost trend rate	8.50%	9.00%	9.00%
Decreasing to ultimate rate	5.00%	5.00%	5.00%

Effect of one percent increase in health care cost trend rate:
On total service and interest cost components	$10	$8	$10
On postretirement benefit obligation	202	164	144
Effect of one percent decrease in health care cost trend rate:
On total service and interest cost components	$(9)	$(8)	$(9)
On postretirement benefit obligation	(182)	(148)	(130)

It is anticipated that the health care cost trend rate will decrease from 8.5% in 2009 to 5.0% in the year 2016.

The assumed discount rates to determine the postretirement benefit expense for the years 2008, 2007 and 2006 were 6.17%, 5.87% and 5.87%, respectively.

The Company’s expected benefit payments over the next ten years are as follows:

(In thousands)	Benefits Payments
2009	$333
2010	335
2011	334
2012	331
2013	326
2014 - 2018	1,482

During 2008, the Company decided to no longer file for Medicare Part D federal subsidies that would provide retiree drug coverage, as the administrative cost associated with pursuing the reimbursement is expected to exceed the benefits received.  Therefore, the Company does not expect any future subsidy payments under the Medicare Modernization Act.

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

Employee contributions to the Savings Plan are generally determined as a percentage of covered employees’ compensation.  The continuing operations expense for contributions to the Savings Plan by the Company was $0.8 million, $0.6 million and $0.6 million for 2008, 2007 and 2006, respectively.

Employee directed investments in the Savings Plan and HRSIP include the following amounts of Company stock:

Company Shares in Plans
	December 31, 2008		December 31, 2007		December 31, 2006
(Dollars in millions)	Number of Shares	Fair Market Value	Number of Shares	Fair Market Value	Number of Shares (a)	Fair Market Value

Savings Plan	1,129,708	$31.3	1,435,289	$92.0	1,714,298	$65.2

HRSIP	1,751,098	48.5	1,783,462	114.3	1,818,474	69.2
(a)	Adjusted to reflect the March 2007 stock split.

Executive Incentive Compensation Plan
The amended 1995 Executive Incentive Compensation Plan provides the basis for determination of annual incentive compensation awards under a performance-based Economic Value Added (EVA) plan.  Actual cash awards are usually paid in January or February of the following year.  The Company accrues amounts reflecting the estimated value of incentive compensation anticipated to be earned for the year.  Total executive incentive compensation expense for continuing operations was $9.4 million, $12.1 million and $7.0 million in 2008, 2007 and 2006, respectively.  The expenses include performance-based restricted stock units (“RSUs”) that were granted to certain officers and key employees of the Company.  See Note 12, “Stock-Based Compensation,” for additional information on the equity component of executive compensation.

9.	Income Taxes

Income from continuing operations before income taxes and minority interest in the Consolidated Statements of Income consists of the following:

(In thousands)	2008	2007	2006

United States	$98,842	$110,926	$69,620
International	244,495	271,513	217,984
Total income before income taxes and minority interest	$343,337	$382,439	$287,604

Income tax expense (benefit):
Currently payable:
Federal	$33,873	$37,917	$33,525
State	1,988	8,670	2,338
International	54,817	68,688	56,156
Total income taxes currently payable	90,678	115,275	92,019

Deferred federal and state	1,478	(3,695)	(1,328)
Deferred international	(336)	6,018	2,663
Total income tax expense	$91,820	$117,598	$93,354

Cash payments for income taxes, including Discontinued Operations, were $120.6 million, $125.4 million and $98.9 million for 2008, 2007 and 2006, respectively.

The following is a reconciliation of the normal expected statutory U.S. federal income tax rate to the effective rate as a percentage of Income from continuing operations before income taxes and minority interest as reported in the Consolidated Statements of Income:

	2008	2007	2006
U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	0.8	1.0	0.7
Export sales corporation benefit/domestic manufacturing deduction	(0.2)	(0.3)	(0.3)
Deductible 401(k) dividends	(0.2)	(0.2)	(0.3)
Difference in effective tax rates on international earnings and remittances	(7.7)	(3.7)	(2.5)
FIN 48 tax contingencies and settlements	(0.5)	0.1	(0.3)
Cumulative effect in change in statutory tax rates	(0.4)	(0.7)	—
Other, net	(0.1)	(0.5)	0.2
Effective income tax rate	26.7%	30.7%	32.5%

The difference in effective tax rates on international earnings and remittances from 2006 to 2008 was primarily due to increased earnings in jurisdictions with lower tax rates and the Company increasing its designation of certain international earnings as permanently reinvested.

The difference in effective tax rates for FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) tax contingencies and settlements from 2007 to 2008 resulted from the recognition of previously unrecognized tax benefits in various state and foreign jurisdictions.
The tax effects of the primary temporary differences giving rise to the Company’s deferred tax assets and liabilities for the years ended December 31, 2008 and 2007 are as follows:

(In thousands)	2008		2007
Deferred income taxes	Asset	Liability	Asset	Liability
Depreciation	$—	$152,750	$—	$142,102
Expense accruals	30,371	—	32,074	—
Inventories	4,866	—	4,020	—
Provision for receivables	2,587	—	2,093	—
Postretirement benefits	1,223	—	1,157	—
Deferred revenue	—	7,704	—	3,430
Operating loss carryforwards	21,211	—	14,954	—
Deferred foreign tax credits	3,601	—	—	—
Pensions	58,226	—	24,631	18,754
Currency adjustments and outside basis differences on foreign investments	71,030	—	—	13,120
Other	11,240	—	—	12,961
Subtotal	204,355	160,454	78,929	190,367
Valuation allowance	(21,459)	—	(15,317)	—
Total deferred income taxes	$182,896	$160,454	$63,612	$190,367

The deferred tax asset and liability balances are included in the following Consolidated Balance Sheets line items:

Deferred income tax assets (liabilities)	December 31
(In thousands)	2008	2007

Other current assets	$35,065	$37,834
Other assets	27,013	15,535
Other current liabilities	(4,194)	(5,701)
Deferred income taxes	(35,442)	(174,423)

At December 31, 2008, the tax effected amount of net operating loss carryforwards (“NOLs”) totaled $21.2 million.  Tax affected NOLs from international operations are $13.5 million.  Of that amount, $12.7 million can be carried forward indefinitely, and $0.8 million will expire at various times between 2012 and 2023.  Tax effected U.S. federal NOLs are $0.4 million, expire in 2018, and relate to preacquisition NOLs.  Tax effected U.S. state NOLs are $7.3 million.  Of that amount, $0.1 million expire at various times between 2009 and 2015, $4.8 million expire at various times between 2016 and 2023, and $2.4 million expire at various times between 2024 and 2028.

The valuation allowance of $21.5 million and $15.3 million at December 31, 2008 and 2007, respectively, related principally to NOLs and foreign investment tax credits which are uncertain as to realizability.

The change in the valuation allowances for 2008 and 2007 results primarily from the increase in valuation allowances in certain jurisdictions based on the Company’s evaluation of the realizability of future benefits partially offset by the utilization of NOLs and the release of valuation allowances in certain jurisdictions based on the Company’s revaluation of the realizability of future benefits.

The Company has not provided U.S. income taxes on certain of its non-U.S. subsidiaries’ undistributed earnings as such amounts are permanently reinvested outside the United States.  At December 31, 2008 and 2007, such earnings were approximately $741 million and $697 million, respectively.  If these earnings were repatriated at December 31, 2008, the one time tax cost associated with the repatriation would be approximately $99.6 million.  The Company has various tax holidays in the Middle East and Asia that expire between 2009 and 2012.  The Company no longer has tax holidays in Europe as they have all expired.  During 2008, 2007 and 2006, these tax holidays resulted in approximately $0.2 million, $2.8 million and $2.3 million, respectively, in reduced income tax expense.

The Company adopted the provisions of FIN 48, effective January 1, 2007.  As a result of the adoption, the Company recognized a cumulative effect reduction to the January 1, 2007 retained earnings balance of $0.5 million.  As of the adoption date, the Company had gross unrecognized income tax benefits of $46.0 million, of which $17.8 million, if recognized, would affect the Company’s effective income tax rate.  Of this amount, $0.8 million was classified as current and $45.2 million was classified as non-current on the Company’s balance sheet.  While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could be different than the accrued position.

The company recognizes accrued interest and penalty expense related to unrecognized income tax benefits (“UTB”) in income tax expense.  In conjunction with the adoption of FIN 48, the total amount of accrued interest and penalties resulting from such unrecognized tax benefits was $4.4 million.  During the year ended December 31, 2008, the company recognized a benefit of $3.2 million for interest and penalties.  During the year ended December 31, 2007, the Company recognized expense of $6.5 million for interest and penalties.  The company had $7.7 million and $10.9 million for the payment of interest and penalties accrued at December 31, 2008 and 2007, respectively.

A reconciliation of the change in the UTB balance from January 1, 2007 to December 31, 2008 is as follows:

(In thousands)	Unrecognized Income Tax Benefits	Deferred Income Tax Benefits	Unrecognized Income Tax Benefits, Net of Deferred Income Tax Benefits
Balance at January 1, 2007	$45,965	$(15,016)	$30,949
Additions for tax positions related to the current year (includes currency translation adjustment)	3,849	(172)	3,677
Additions for tax positions related to prior years (includes currency translation adjustment)	6,516	—	6,516
Reductions for tax positions related to acquired entities in prior years, offset to goodwill	(3,568)	—	(3,568)
Other reductions for tax positions related to prior years	(22,086)	12,681	(9,405)
Settlements	(500)	175	(325)
Balance at December 31, 2007	30,176	(2,332)	27,844
Additions for tax positions related to the current year (includes currency translation adjustment)	2,723	—	2,723
Additions for tax positions related to prior years (includes currency translation adjustment)	2,753	(629)	2,124
Reductions for tax positions related to acquired entities in prior years, offset to goodwill	(92)	—	(92)
Other reductions for tax positions related to prior years	(6,080)	1,077	(5,003)
Settlements	(5,181)	705	(4,476)
Total unrecognized income tax benefits that, if recognized, would impact the effective income tax rate as of December 31, 2008	$24,299	$(1,179)	$23,120

During the third quarter of 2008, the U.S. Internal Revenue Service completed its audit of the Company’s U.S. income tax returns for 2004 and 2005.  The resolution of the audit resulted in a payment of $2.8 million.

In July 2008, the Company and the Ontario Ministry of Finance settled its royalty dispute matter consistent with the results obtained by the Company with the Canada Revenue Agency (“CRA”).  This matter is more fully discussed in Note 10, “Commitments and Contingencies,” to the consolidated financial statements.

The Company filed voluntary disclosure agreements with various U.S. state jurisdictions which resulted in a 2008 payment of $2.3 million and a realization of UTBs of approximately $1.0 million.

The Company files its income tax returns as prescribed by the tax laws of the jurisdictions in which it operates.  With few exceptions, the Company is no longer subject to the U.S. and foreign examinations by tax authorities for the years through 2002.

Upon the adoption of SFAS 141(R) on January 1, 2009, the resolution of all UTBs accounted for under FIN 48 from business combinations and changes in valuation allowances for acquired deferred tax assets will be recognized in income tax expense rather than as an additional cost of the acquisition or goodwill.  Such adjustments will impact the effective income tax rate.  The amount of UTBs accounted for under FIN 48 from business combinations that may impact the effective income tax rate as of December 31, 2008 is $4.6 million.

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

Environmental
The Company is involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a “potentially responsible party” for certain waste disposal sites.  While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company.  The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected.  The Consolidated Balance Sheets at December 31, 2008 and December 31, 2007 include accruals of $3.2 million and $3.9 million, respectively, for environmental matters.  The amounts charged against pre-tax income related to environmental matters totaled $1.5 million, $2.8 million and $2.0 million in 2008, 2007 and 2006, respectively.

The Company and an unrelated third party received a notice of violation in November 2007 from the United States Environmental Protection Agency (“the EPA”), in connection with an alleged violation by the Company and such third party of certain applicable federally enforceable air pollution control requirements in connection with the operation of a slag processing area located on the third party’s Pennsylvania facility.  The Company and such third party have promptly taken steps to remedy the situation.  The Company and the third party have reached an agreement in principle with the EPA to resolve this matter and are in the process of finalizing this agreement.  The Company anticipates that its portion of any penalty would exceed $0.1 million.  However, the Company does not expect that any sum it may have to pay in connection with this matter would have a material adverse effect on its financial position, results of operations or cash flows.

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

Derailment
One of the Company’s production rail grinders derailed near Baxter, California on November 9, 2006, resulting in two crew member fatalities and the near total loss of the rail grinder.  Government and private investigations into the cause of the derailment are on-going.  Most of the clean-up and salvage efforts were completed during 2007, and the site is in a closure monitoring phase.  Estimated environmental remediation expenses to complete the clean-up have been recognized in the financial statements as of December 31, 2008.  Following the incident, the Company’s remaining rail grinders were inspected by the Federal Railroad Administration (“FRA”) and each grinder was found to be in compliance with legal requirements.  The Company also regularly inspects its grinders to ensure they are in proper working condition and in compliance with contractual commitments.  The Company believes that the insurance proceeds already received from the loss of the rail grinder have offset the majority of incurred expenses, which have been recognized in the financial statements as of December 31, 2008, and insurance proceeds should be available to cover any future liabilities.  Therefore, the Company does not believe that the derailment will have a material adverse effect on its financial position, results of operations, or cash flows.

Customer Contract Breach
ArcelorMittal recently notified the Company that it would unilaterally revise the fixed fee provisions of certain contracts between the parties with the intended effect resulting in a significant price reduction to the Company.  The Company has notified ArcelorMittal that their actions are a breach of these contracts and that the Company will take all necessary and appropriate actions to protect its legal rights.  Discussions between the parties continue but it is possible that the parties may need to resort to third party resolution of this issue.  ArcelorMittal represented approximately 10% of the Company’s sales in 2008, 2007 and 2006.  The Company expects ArcelorMittal sales in 2009 to be less than 10% of the Company’s sales due primarily to reduced steel production levels;  the Company’s exiting of certain underperforming contracts with ArcelorMittal; and a stronger U.S. dollar.  It is possible that the eventual outcome of this unprecedented breach of contract could negatively impact the Company’s long-term relationship with this customer and, as a result, the Company’s financial position, results of operations and cash flows could be negatively impacted.  Of all of the Company’s major customers in the Harsco Metals Segment, the EVA on contracts with ArcelorMittal are the lowest in the portfolio.  Contracts with ArcelorMittal are long-term contracts, such that any impact on the Company’s future results of operations would occur over a number of years.

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

As of December 31, 2008, there are 26,235 pending asbestos personal injury claims filed against the Company.  Of these cases, 25,728 were pending in the New York Supreme Court for New York County in New York State.  The other claims, totaling 507, are filed in various counties in a number of state courts, and in certain Federal District Courts (including New York), and those complaints generally assert lesser amounts of damages than the New York State court cases or do not state any amount claimed.

As of December 31, 2008, the Company has obtained dismissal by stipulation, or summary judgment prior to trial, in 17,892 cases.

In view of the persistence of asbestos litigation nationwide, which has not yet been sufficiently addressed either politically or legally, the Company expects to continue to receive additional claims.  However, there have been developments during the past several years, both by certain state legislatures and by certain state courts, which could favorably affect the Company’s ability to defend these asbestos claims in those jurisdictions.  These developments include procedural changes, docketing changes, proof of damage requirements and other changes that require plaintiffs to follow specific procedures in bringing their claims and to show proof of damages before they can proceed with their claim.  An example is the action taken by the New York Supreme Court (a trial court), which is responsible for managing all asbestos cases pending within New York County in the State of New York.  This Court issued an order in December 2002 that created a Deferred or Inactive Docket for all pending and future asbestos claims filed by plaintiffs who cannot demonstrate that they have a malignant condition or discernable physical impairment, and an Active or In Extremis Docket for plaintiffs who are able to show such medical condition.  As a result of this order, the majority of the asbestos cases filed against the Company in New York County have been moved to the Inactive Docket until such time as the plaintiff can show that they have incurred a physical impairment.  As of December 31, 2008, the Company has been listed as a defendant in 443 Active or In Extremis asbestos cases in New York County.  The Court’s Order has been challenged by plaintiffs.

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

Insurance liabilities are recorded in accordance with SFAS 5, “Accounting for Contingencies.”  Insurance reserves have been estimated based primarily upon actuarial calculations and reflect the undiscounted estimated liabilities for ultimate losses including claims incurred but not reported.  Inherent in these estimates are assumptions which are based on the Company’s history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends.  If actual claims differ from those projected by management, changes (either increases or decreases) to insurance reserves may be required and would be recorded through income in the period the change was determined.  When a recognized liability is covered by third-party insurance, the Company records an insurance claim receivable to reflect the covered liability.  Insurance claim receivables are included in Other receivables in the Company’s Consolidated Balance Sheets.  See Note 1, “Summary of Significant Accounting Policies,” for additional information on Accrued Insurance and Loss Reserves.

As has been indicated in previous disclosure filings, the working capital adjustments associated with the Gas Technologies divestiture have not yet been finalized.  The Company has reflected a portion of the claimed amount of the adjustment in the Company’s financial statements as of December 31, 2008.  Any additional final adjustment amounts are not expected to be material to the Company’s financial position, results of operations or cash flows.  As part of its effort to resolve the working capital adjustment claims, the Company recently submitted this matter to arbitration. In response to this filing, Taylor-Wharton International, the purchaser of the business, submitted certain counter-claims seeking damages in excess of $30 million, relating primarily to the alleged breach of certain representations and warranties made by the Company under the Purchase Agreement.  The Company intends to vigorously defend against the counter-claims.  The Company believes that it will be successful in its defense of these claims and does not believe that any amount it will have to pay in connection with these claims would have a material adverse effect on its financial position, results of operations or cash flows.

11.         Capital Stock

The authorized capital stock of the Company consists of 150,000,000 shares of common stock and 4,000,000 shares of preferred stock, both having a par value of $1.25 per share.  The preferred stock is issuable in series with terms as fixed by the Board of Directors (the “Board”).  None of the preferred stock has been issued.  On September 25, 2007, the Board approved a revised Preferred Stock Purchase Rights Agreement (the “Agreement”).  Under the Agreement, the Board authorized and declared a dividend distribution to stockholders of record on October 9, 2007, of one right for each share of common stock outstanding on the record date.  The rights may only be exercised if, among other things and with certain exceptions, a person or group has acquired 15% or more of the Company’s common stock without the prior approval of the Board.  Each right entitles the holder to purchase 1/100th share of Harsco Series A Junior Participating Cumulative Preferred Stock at an exercise price of $230.  Once the rights become exercisable, the holder of a right will be entitled, upon payment of the exercise price, to purchase a number of shares of common stock calculated to have a value of two times the exercise price of the right.  The rights, which expire on October 9, 2017, do not have voting power, and may be redeemed by the Company at a price of $0.001 per right at any time until the 10th business day following public announcement that a person or group has accumulated 15% or more of the Company’s common stock.  The Agreement also includes an exchange feature.  At December 31, 2008, 801,745 shares of $1.25 par value preferred stock were reserved for issuance upon exercise of the rights.

On January 23, 2007, the Company’s Board of Directors approved a two-for-one stock split of the Company’s common stock.  One additional share of common stock was issued on March 26, 2007, for each share that was issued and outstanding at the close of business on February 28, 2007.  The Company’s treasury stock was not included in the stock split.

The Board of Directors has authorized the repurchase of shares of common stock as follows:

	No. of Shares Authorized to be Purchased January 1 (a)	Additional Shares Authorized for Purchase	No. of Shares Purchased (a)	Remaining No. of Shares Authorized for Purchase December 31 (a)
2006	2,000,000	—	—	2,000,000
2007	2,000,000	—	—	2,000,000
2008	2,000,000	4,000,000	4,463,353	1,536,647
(a)	Authorization and number of shares purchased adjusted to reflect the two-for-one stock split effective at the end of business on March 26, 2007.

The Company’s share repurchase program was extended by the Board of Directors in September 2008.  The Board authorized an increase of 4,000,000 shares to the 946,367 remaining from the Board’s previous stock repurchase authorization.  The repurchase program expires January 31, 2010.

In addition to the above purchases, 29,346 shares were repurchased in 2008 in connection with the issuance of shares as a result of vested restricted stock units.  In 2007 and 2006, 90 treasury shares and 1,766 treasury shares, respectively, were issued in connection with SGB stock option exercises, employee service awards, and shares related to vested restricted stock units.

The following table summarizes the Company’s common stock:

	Common Stock (a)
	Shares Issued	Treasury Shares	Outstanding Shares

Outstanding, January 1, 2006	110,040,961	26,474,609	83,566,352
Stock Options Exercised	468,157	(681)	468,838
Other	1,085	(1,085)	2,170

Outstanding, December 31, 2006	110,510,203	26,472,843	84,037,360
Stock Options Exercised	422,416	—	422,416
Other	—	(90)	90

Outstanding, December 31, 2007	110,932,619	26,472,753	84,459,866
Stock Options Exercised	121,176	—	121,176
Vested Restricted Stock Units	86,193	29,346	56,847
Purchases	—	4,463,353	(4,463,353)

Outstanding, December 31, 2008	111,139,988	30,965,452	80,174,536

(a)	All share data has been restated for comparison purposes to reflect the effect of the March 2007 stock split.

The following is a reconciliation of the average shares of common stock used to compute basic earnings per common share to the shares used to compute diluted earnings per common share as shown on the Consolidated Statements of Income:

(Amounts in thousands, except per share data)	2008	2007	2006 (a)
Income from continuing operations	$245,623	$255,115	$186,402	(b)
Average shares of common stock outstanding used to compute basic earnings per common share	83,599	84,169	83,905
Dilutive effect of stock options and restricted stock units	430	555	525
Average shares of common stock outstanding used to compute dilutive earnings per common share	84,029	84,724	84,430
Basic earnings per common share from continuing operations	$2.94	$3.03	$2.22
Diluted earnings per common share from continuing operations	$2.92	$3.01	$2.21
(a)	Shares have been adjusted for comparison purposes to reflect the effect of the March 2007 stock split.
(b)	Income from continuing operations has been adjusted to reflect reclassification of Discontinued Operations for comparative purposes.

All outstanding stock options were included in the computation of average shares of common stock outstanding used to compute diluted earnings per share at December 31, 2008, 2007 and 2006.

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

The following table summarizes restricted stock units issued and the compensation expense (including both continuing and discontinued operations) recorded for the years ended December 31, 2008, 2007 and 2006:

Stock-Based Compensation Expense
(Dollars in thousands, except per unit)
	Restricted Stock Units	Fair Value per Unit	2008	Expense 2007	2006

Directors:
May 1, 2005 (a)	12,000	$26.88	$—	$—	$108
May 1, 2006 (a)	16,000	41.30	—	220	440
May 1, 2007	16,000	50.62	270	539	—
May 1, 2008	16,000	58.36	623	—	—

Employees:
January 24, 2005 (a)	65,400	25.21	21	328	477
January 24, 2006 (a)	93,100	33.85	632	839	914
January 22, 2007	101,700	38.25	1,035	1,488	—
January 22, 2008	130,950	45.95	2,652	—	—

Total	451,150		$5,233	$3,414	$1,939
(a)	Restricted stock units and fair values have been restated to reflect the March 2007 two-for-one stock split.

Restricted stock unit activity for the years ended December 31, 2008, 2007 and 2006 was as follows:

	Restricted Stock Units (a)	Weighted Average Grant-Date Fair Value (a)

Nonvested at January 1, 2006	63,500	$25.31
Granted	109,100	34.94
Vested	(15,666)	36.59
Forfeited	(11,700)	30.90

Nonvested at December 31, 2006	145,234	$30.88
Granted	117,700	39.93
Vested	(16,000)	47.51
Forfeited	(35,000)	34.06

Nonvested at December 31, 2007	211,934	$34.12
Granted	146,950	47.30
Vested	(95,570)	34.43
Forfeited	(5,584)	39.78

Nonvested at December 31, 2008	257,730	$41.40
(a)	Restricted stock units and fair values have been restated to reflect the March 2007 two-for-one stock split.

As of December 31, 2008, the total unrecognized compensation cost related to nonvested restricted stock units was $4.1 million which is expected to be recognized over a weighted-average period of approximately 1.7 years.

As of December 31, 2008, 2007 and 2006, excess tax benefits, resulting principally from stock options were $1.7 million, $5.1 million and $3.6 million, respectively.

No stock options have been granted to officers and employees since February 2002.  No stock options have been granted to non-employee directors since May 2003.  Prior to these dates, the Company had granted stock options for the purchase of its common stock to officers, certain key employees and non-employee directors under two stockholder-approved plans.  The exercise price of the stock options was the fair value on the grant date, which was the date the Board of Directors approved the respective grants.  The 1995 Executive Incentive Compensation Plan authorizes the issuance of up to 8,000,000 shares of the Company’s common stock for use in paying incentive compensation awards in the form of stock options or other equity awards such as restricted stock, restricted stock units or stock appreciation rights.  The 1995 Non-Employee Directors’ Stock Plan authorizes the issuance of up to 600,000 shares of the Company’s common stock for equity awards.  At December 31, 2008, there were 2,292,396 and 265,000 shares available for granting equity awards under the 1995 Executive Incentive Compensation Plan and the 1995 Non-Employee Directors’ Stock Plan, respectively.  The above referenced authorized and available shares for the Executive Incentive Compensation and Non-Employee Directors’ Stock Plans are stated on a post-split basis.  Generally, new shares are issued for exercised stock options and vested restricted stock units.

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

Stock option activity for the years ended December 31, 2008, 2007 and 2006 was as follows:

	Stock Options
	Shares Under Option (a)	Weighted Average Exercise Price (a)	Aggregate Intrinsic Value (in millions) (b)

Outstanding, January 1, 2006	1,498,050 (c)	$15.97	$26.9
Exercised	(468,838)	17.03	—
Terminated and Expired	(1,800)	14.38	—

Outstanding, December 31, 2006	1,027,412	$15.49	$23.4
Exercised	(422,416)	15.74	—

Outstanding, December 31, 2007	604,996	$15.30	$29.9
Exercised	(121,176)	14.96	—

Outstanding, December 31, 2008	483,820	$15.39	$5.7
(a)	Stock options and weighted average exercise prices have been restated to reflect the March 2007 two-for-one stock split.
(b)	Intrinsic value is defined as the difference between the current market value and the exercise price.
(c)
Included in options outstanding at January 1, 2006 were 681 options granted to SGB key employees as part of the Company’s acquisition of SGB in 2000.  These options were not a part of the 1995 Executive Compensation Plan, or the 1995 Non-Employee Directors’ Stock Plan.

The total intrinsic value of options exercised during the twelve months ended December 31, 2008, 2007 and 2006 were $4.5 million, $17.1 million and $10.8 million, respectively.

Options to purchase 483,820 shares were exercisable at December 31, 2008.  The following table summarizes information concerning outstanding and exercisable options at December 31, 2008.

	Stock Options Outstanding and Exercisable (a)
Range of Exercisable Prices	Number Outstanding and Exercisable	Remaining Contractual Life In Years	Weighted Average Exercise Price
$12.81 – 14.50	219,715	1.43	$13.64
14.65 – 16.33	197,905	3.02	16.29
16.40 – 23.08	66,200	3.47	18.51
	483,820
(a)       All share and price values reflect the effect of the March 2007 two-for-one stock split.

13.        Financial Instruments

Off-Balance Sheet Risk
As collateral for the Company’s performance and to insurers, the Company is contingently liable under standby letters of credit, bonds and bank guarantees in the amounts of $234.1 million and $159.2 million at December 31, 2008 and

2007, respectively.  These standby letters of credit, bonds and bank guarantees are generally in force for up to four years.  Certain issues have no scheduled expiration date.  The Company pays fees to various banks and insurance companies that range from 0.25 percent to 1.60 percent per annum of the instruments’ face value.  If the Company were required to obtain replacement standby letters of credit, bonds and bank guarantees as of December 31, 2008 for those currently outstanding, it is the Company’s opinion that based on current economic conditions the replacement costs would be higher than the present fee structure.

The Company has currency exposures in approximately 50 countries.  The Company’s primary foreign currency exposures during 2008 were in the United Kingdom, members of the European Economic and Monetary Union, Brazil, Poland and South Africa.

Off-Balance Sheet Risk – Third Party Guarantees
In connection with the licensing of one of the Company’s trade names and providing certain management services (the furnishing of selected employees), the Company guarantees the debt of certain third parties related to its international operations.  These guarantees are provided to enable the third parties to obtain financing of their operations.  The Company receives fees from these operations, which are included as Services revenues in the Company’s Consolidated Statements of Income.  The revenue the Company recorded from these entities was $6.3 million, $3.0 million and $2.2 million for the twelve months ended December 31, 2008, 2007 and 2006, respectively.  The guarantees are renewed on an annual basis and the Company would only be required to perform under the guarantees if the third parties default on their debt.  The maximum potential amount of future payments (undiscounted) related to these guarantees was $2.9 million at December 31, 2008 and 2007.  There is no recognition of this potential future payment in the accompanying financial statements as the Company believes the potential for making these payments is remote.  These guarantees were renewed in June 2008, September 2008 and November 2008.

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

The Company provided an environmental indemnification for property that was sold to a third party in 2006.  The term of this guarantee is three years and the Company would only be required to perform under the guarantee if an environmental matter were discovered on the property.  The Company is not aware of any environmental issues related to the property.  The maximum potential amount of future payments (undiscounted) related to this guarantee is $0.2 million at December 31, 2008 and 2007.  There is no recognition of this potential future payment in the accompanying financial statements as the Company believes the potential for making this payment is remote.

The Company provided an environmental indemnification for property that was sold to a third party in 2006.  The term of this guarantee is indefinite, and the Company would only be required to perform under the guarantee if an environmental matter were discovered on the property relating to the time the Company owned the property.  The Company is not aware of any environmental issues related to this property.  The maximum potential amount of future payments (undiscounted) related to this guarantee is estimated to be $3.0 million at December 31, 2008 and 2007.  There is no recognition of this potential future payment in the accompanying financial statements as the Company believes the potential for making this payment is remote.

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

The Company provided a guarantee related to the payment of taxes for a product line that was sold to a third party in 2005.  The term of this guarantee is five years, and the Company would only be required to perform under the guarantee if taxes were not properly paid to the government while the Company owned the product line in accordance with applicable statutes.  The Company is not aware of any instances of noncompliance related to these statutes.  The maximum potential amount of future payments (undiscounted) related to this guarantee is estimated to be $1.3 million at December 31, 2008 and 2007.  There is no recognition of any potential future payment in the accompanying financial statements as the Company believes the potential for making this payment is remote.

The Company provided an environmental indemnification for property that was sold to a third party in 2004.  The term of this guarantee is seven years and the Company would only be required to perform under the guarantee if an environmental matter were discovered on the property relating to the time the Company owned the property that was not known by the buyer at the date of sale.  The Company is not aware of any environmental issues related to this property.  The maximum potential amount of future payments (undiscounted) related to this guarantee is $0.8 million at December 31, 2008 and 2007.  There is no recognition of this potential future payment in the accompanying financial statements as the Company believes the potential for making this payment is remote.

Liabilities for the fair value of each of the guarantee instruments noted above were recognized in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  These liabilities are included in Other current liabilities or Other liabilities (as appropriate) on the Consolidated Balance Sheets.  The recognition of these liabilities did not have a material impact on the Company’s financial condition or results of operations for the twelve months ended December 31, 2008 or 2007.

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

Derivative Instruments and Hedging Activities
The Company conducts business in many different currencies and, accordingly, is subject to the inherent risks associated with foreign exchange rate movements.  The financial position and results of operations of substantially all of the Company’s foreign subsidiaries are measured using the local currency as the functional currency.  Foreign currency denominated assets and liabilities are translated into U.S. dollars at the exchange rates existing at the respective balance sheet dates, and income and expense items are translated at the average exchange rates during the respective periods.  The aggregate effects of translating the balance sheets of these subsidiaries are deferred as a separate component of stockholders’ equity.

The Company has used derivative instruments, including swaps and forward contracts, to manage certain foreign currency, commodity price and interest rate exposures.  Derivative instruments are viewed as risk management tools by the Company and are not used for trading or speculative purposes.

All derivative instruments are recorded on the balance sheet at fair value.  Derivatives used to hedge foreign-currency-denominated balance sheet items are reported directly in earnings along with offsetting transaction gains and losses on the items being hedged.  Derivatives used to hedge forecasted cash flows associated with foreign currency commitments or forecasted commodity purchases may be accounted for as cash flow hedges, as deemed appropriate and if the criteria of SFAS 133 are met.  Gains and losses on derivatives designated as cash flow hedges are deferred as a separate component of stockholders’ equity and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions.  The ineffective portion of all hedges, if any, is recognized currently in earnings.

Commodity Derivatives
The Company may periodically use derivative instruments to hedge cash flows associated with selling price exposure to certain commodities.  The Company’s commodity derivative activities are subject to the management, direction and control of the Company’s Risk Management Committee, which approves the use of all commodity derivative instruments.

The following tables summarize the open positions of contracts qualifying as cash flow hedges at December 31, 2008 and 2007 under the requirements of SFAS 133.  All contracts are with major financial institutions.  The Company may be exposed to credit loss in the event of non-performance by the other parties to the contracts.  The Company evaluates the credit worthiness of the counterparties and does not expect default by them.

Commodity Cash Flow Hedges as of December 31, 2008
(In thousands)		Amount Recognized in
Hedge Type	Notional Value (a)	Operating Income from Continuing Operations in 2008	Other Comprehensive Income (b)

Swap contracts; unsecured, maturing monthly through December 2009	$10,923	$102	$4,377	(c)

Swap contracts and cashless collars closed in 2008	—	6,277	—
(a)	Notional value is equal to the hedged volume multiplied by the strike price of the derivative.
(b)	Amounts are shown pre-tax.
(c)	All amounts will be reclassified to earnings over the next twelve months.

Commodity Cash Flow Hedges as of December 31, 2007
(In thousands)		Amount Recognized in
Hedge Type	Notional Value (a)	Operating Income from Continuing Operations in 2007	Other Comprehensive Income (b)

Cashless Collars; unsecured, maturing monthly through November 2008	$6,048	$527	$—
(a)	Notional value is equal to the hedged volume multiplied by the strike price of the derivative.
(b)	Amounts are shown pre-tax.

Although earnings volatility may occur between fiscal quarters due to hedge ineffectiveness or if the derivatives do not qualify as cash flow hedges under SFAS 133, the economic substance of the derivatives provides more predictable cash flows by reducing the Company’s exposure to the commodity price fluctuations.

Foreign Currency Forward Exchange Contracts
The Company may use derivative instruments to hedge cash flows related to foreign currency fluctuations.  At December 31, 2008 and 2007, the Company had $293.9 million and $392.2 million contracted amounts, respectively, of foreign currency forward exchange contracts outstanding.  These contracts are part of a worldwide program to minimize foreign currency exchange operating income and balance sheet exposure.  The unsecured contracts outstanding at December 31, 2008 mature within nine months and are with major financial institutions.  The Company may be exposed to credit loss in the event of non-performance by the other parties to the contracts.  The Company evaluates the credit worthiness of the counterparties and does not expect default by them.  Foreign currency forward exchange contracts are used to hedge commitments, such as foreign currency debt, firm purchase commitments and foreign currency cash flows for certain export sales transactions.

The following tables summarize by major currency the contractual amounts of the Company’s forward exchange contracts in U.S. dollars as of December 31, 2008 and 2007.  The “Buy” amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the “Sell” amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies.

Forward Exchange Contracts
(In thousands)	As of December 31, 2008
	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
Canadian dollar	Sell	$1,342	January through September 2009	$(14)
Euros	Sell	19,749	January through March 2009	(248)
Euros	Buy	113,084	January through August 2009	5,625
British pounds sterling	Sell	56,671	January 2009	1,450
British pounds sterling	Buy	98,878	January through February 2009	(3,335)
South African rand	Sell	2,175	January 2009	(41)
Other currencies	Sell	292	January 2009	3
Other currencies	Buy	1,692	January through May 2009	(62)
Total		$293,883		$3,378

At December 31, 2008, the Company held forward exchange contracts which were used to offset certain future payments between the Company and its various subsidiaries, vendors or customers.  The Company had outstanding forward contracts designated as SFAS 133 cash flow hedges in the amount of $2.1 million at December 31, 2008.  These forward contracts had a net unrealized gain of $6 thousand that was included in Other comprehensive income (loss), net of deferred taxes, at December 31, 2008.  The Company did not elect to treat the remaining contracts as hedges under SFAS 133, and mark-to-market gains and losses were recognized in net income.

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

In addition to foreign currency forward exchange contracts, the Company designates certain loans as hedges of net investments in foreign subsidiaries.  The Company recorded charges of $7.6 million and $12.8 million during 2008 and 2007, respectively, as Accumulated other comprehensive expense, which is a separate component of stockholders’ equity, related to hedges of net investments.

Cross-Currency Interest Rate Swap
In May 2008, the Company entered into a ten-year, $250.0 million cross-currency interest rate swap in conjunction with the May 2008 note issuance (see Note 6, “Debt and Credit Agreements”) in order to lock in a fixed euro interest rate for $250.0 million of the borrowing.  Under the swap, the Company receives interest based on a fixed U.S. dollar rate and pays interest on a fixed euro rate on the outstanding notional principal amounts in dollars and euros, respectively.  The cross-currency interest rate swap is recorded in the consolidated balance sheet at fair value, with changes in value attributed to the effect of the swaps’ interest spread recorded in Accumulated other comprehensive income which is a separate component of stockholders’ equity.  At December 31, 2008, the fair value asset of the swap was $49.4 million.

Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and accounts receivable.  The Company places its cash and cash equivalents with high-quality financial institutions and, by policy, limits the amount of credit exposure to any one institution.

Concentrations of credit risk with respect to accounts receivable are generally limited in the Harsco Infrastructure Segment and the “All Other” Category due to the Company’s large number of customers and their dispersion across different industries and geographies.  However, the Company’s Harsco Metals Segment has several large customers throughout the world with significant accounts receivable balances.  Additionally, consolidation in the global steel industry has increased the Company’s exposure to specific customers.  Additional consolidation is possible.  Should transactions occur involving some of the steel industry’s larger companies, which are customers of the Company, it would result in an increase in concentration of credit risk for the Company.

The Company generally does not require collateral or other security to support customer receivables.  If a receivable from one or more of the Company’s larger customers becomes uncollectible, it could have a material effect on the Company’s results of operations or cash flows.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities.  At December 31, 2008 and 2007, total fair value of long-term debt, including current maturities, was $900 million and $1,049 million, respectively, compared to carrying value of $895 million and $1,020 million, respectively.  Fair values for debt are based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair Value Measurements as of December 31, 2008
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	—	$4,479	—	$4,479
Foreign currency forward exchange contracts	—	7,332	—	7,332
Cross-currency interest rate swap	—	49,433	—	49,433

Liabilities
Foreign currency forward exchange contracts	—	3,954	—	3,954

The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information.  Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs, such as forward rates, interest rates, the Company’s credit risk and counterparties’ credit risks, and minimize the use of unobservable inputs.  The Company is able to classify fair value balances based on the observability of those inputs.  Commodity derivatives, foreign currency forward exchange contracts, and cross-currency interest rate swaps are classified as Level 2 fair value based upon pricing models using market-based inputs.  Model inputs can be verified and valuation techniques do not involve significant management judgment.

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

The Company’s has two reportable segments and an “All Other” category labeled Harsco Minerals & Rail.  These segments and the types of products and services offered include the following:

Harsco Infrastructure Segment
Major services include project engineering and equipment installation; as well as the rental and sale of scaffolding, shoring and concrete forming systems for industrial maintenance and capital improvement projects, non-residential construction, and international multi-dwelling residential construction projects.

Services are provided to industrial and petrochemical plants; the infrastructure construction, repair and maintenance markets; commercial and industrial construction contractors; and public utilities.

Harsco Metals Segment
This segment provides on-site, outsourced services to steel mills and other metal producers such as aluminum and copper.  Services include slag processing; semi-finished inventory management; material handling; scrap management; in-plant transportation; and a variety of other services.

All Other Category - Harsco Minerals & Rail
Major products and services include railway track maintenance equipment and services; minerals and recycling technologies; granules for asphalt roofing shingles and abrasives for industrial surface preparation derived from coal slag; industrial grating; air-cooled heat exchangers; and boilers, water heaters and process equipment, including industrial blenders, dryers and mixers.

Major customers include private and government-owned railroads and urban mass transit systems worldwide; steel mills; industrial plants and the non-residential, commercial and public construction and retrofit markets; the natural gas exploration and processing industry; asphalt roofing manufacturers; and the chemical, food processing and pharmaceutical industries.

Other Information
The measurement basis of segment profit or loss is operating income.  Sales of the Company in the United States and the United Kingdom exceeded 10% of consolidated sales with 32% and 17%, respectively, in 2008; 31% and 20%, respectively, in 2007; and 32% and 22%, respectively, in 2006.  There are no significant inter-segment sales.

In 2008, 2007 and 2006, sales to one customer, ArcelorMittal, principally in the Harsco Metals Segment were $416.6 million, $396.2 million and $351.0 million, respectively, which represented more than 10% of the Company’s consolidated sales for those years.  These sales were provided under multiple long-term contracts at several mill sites.  In addition, the Harsco Metals Segment is dependent largely on the global steel industry, and in 2008, 2007 and 2006 there were two customers, including ArcelorMittal, that each provided in excess of 10% of this Segment’s revenues under multiple long-term contracts at several mill sites.  The loss of any one of these contracts would not have a material adverse impact upon the Company’s financial position or cash flows; however, it could have a material effect on quarterly or annual results of operations.  Additionally, these customers have significant accounts receivable balances.  Further consolidation in the global steel industry is possible.  Should transactions occur involving some of the Company’s larger steel industry customers, it would result in an increase in concentration of credit risk for the Company.

Corporate assets include principally cash, insurance receivables, prepaid pension costs and U.S. deferred income taxes.  Net Property, Plant and Equipment in the United States represented 24%, 24% and 30% of total net Property, Plant and Equipment as of December 31, 2008, 2007 and 2006, respectively.  Net Property, Plant and Equipment in the United Kingdom represented 15%, 20% and 23% of total Net Property, Plant and Equipment as of December 31, 2008, 2007 and 2006, respectively.

Segment Information
	Twelve Months Ended December 31,

	2008		2007		2006

(In thousands)	Sales	Operating Income (Loss)	Sales	Operating Income (Loss)	Sales	Operating Income (Loss)

Harsco Infrastructure Segment	$1,540,258	$185,382	$1,415,873	$183,752	$1,080,924	$120,382

Harsco Metals Segment	1,577,720	85,344	1,522,274	134,504	1,366,530	147,798

Segment Totals	3,117,978	270,726	2,938,147	318,256	2,447,454	268,180

All Other Category - Harsco Minerals & Rail	849,604	150,922	749,997	142,191	578,159	77,466

General Corporate	240	(9,660)	16	(2,642)	—	(1,337)

Total	$3,967,822	$411,988	$3,688,160	$457,805	$3,025,613	$344,309

Reconciliation of Segment Operating Income to Consolidated Income From Continuing Operations Before Income Taxes and Minority Interest
	Twelve Months Ended December 31,

(In thousands)	2008	2007	2006

Segment operating income	$270,726	$318,256	$268,180

All Other Category - Harsco Minerals & Rail	150,922	142,191	77,466

General corporate expense	(9,660)	(2,642)	(1,337)

Operating income from continuing operations	411,988	457,805	344,309

Equity in income of unconsolidated entities, net	901	1,049	192

Interest income	3,608	4,968	3,582

Interest expense	(73,160)	(81,383)	(60,479)

Income from continuing operations before income taxes and minority interest	$343,337	$382,439	$287,604

Segment Information
	Assets			Depreciation and Amortization (a)

(In thousands)	2008	2007	2006	2008	2007	2006
Harsco Infrastructure Segment	$1,607,171	$1,563,630	$1,239,892	$110,227	$90,477	$69,781
Harsco Metals Segment	1,338,633	1,585,921	1,401,603	181,180	167,179	151,005
Gas Technologies Segment	—	—	271,367	—	—	—
Segment Totals	2,945,804	3,149,551	2,912,862	291,407	257,656	220,786
All Other Category - Harsco Minerals & Rail	565,348	587,182	287,482	42,580	44,498	18,922
Corporate	51,818	168,697	126,079	3,962	3,019	1,863
Total	$3,562,970	$3,905,430	$3,326,423	$337,949	$305,173	$241,571
(a)
Excludes Depreciation and Amortization for the Gas Technologies Segment in the amounts of $1.2 million and $11.4 million for 2007 and 2006, respectively because this Segment was reclassified to Discontinued Operations.

	Capital Expenditures

(In thousands)	2008	2007	2006
Harsco Infrastructure Segment	$226,559	$228,130	$138,459
Harsco Metals Segment	205,766	193,244	161,651
Gas Technologies Segment	—	8,618	9,330
Segment Totals	432,325	429,992	309,440
All Other Category - Harsco Minerals & Rail	23,025	11,263	27,635
Corporate	2,267	2,328	3,098
Total	$457,617	$443,583	$340,173

Information by Geographic Area (a)
	Revenues from Unaffiliated Customers (b)			Net Property, Plant and Equipment (c)
(In thousands)	2008	2007	2006	2008	2007	2006
United States	$1,260,967	$1,152,623	$959,486	$361,071	$364,950	$401,997
United Kingdom	677,598	746,261	676,520	225,368	312,375	298,582
All Other	2,029,257	1,789,276	1,389,607	896,394	857,889	621,888
Totals including Corporate	$3,967,822	$3,688,160	$3,025,613	$1,482,833	$1,535,214	$1,322,467
(a)	Revenues are attributed to individual countries based on the location of the facility generating the revenue.
(b)	Excludes the sales of the Gas Technologies Segment.
(c)	Includes net Property, Plant and Equipment for the Gas Technologies Segment for 2006.

Information about Products and Services
	Revenues from Unaffiliated Customers (a)
(In thousands)	2008	2007	2006
Product Group
Services and equipment for infrastructure construction and maintenance	$1,540,258	$1,415,873	$1,080,924
On-site services to metal producers	1,577,720	1,522,274	1,366,530
Railway track maintenance services and equipment	277,595	232,402	231,625
Heat exchangers	174,513	152,493	124,829
Industrial grating products	149,168	130,919	107,048
Minerals and recycling technologies (b)	127,140	123,240	—
Industrial abrasives and roofing granules	74,118	68,165	73,112
Powder processing equipment and heat transfer products	47,070	42,778	41,545
General Corporate	240	16	—
Consolidated Revenues	$3,967,822	$3,688,160	$3,025,613
(a)       Excludes the sales of the Gas Technologies Segment.
(b)       Acquired February 2007.

15.        Other (Income) and Expenses

During 2008, 2007 and 2006, the Company recorded pre-tax Other (income) and expenses from continuing operations of $22.0 million, $3.4 million and $2.5 million, respectively.  The major components of this income statement category are as follows:

	Other (Income) and Expenses
(In thousands)	2008	2007	2006
Net gains	$(15,923)	$(5,591)	$(5,450)
Impaired asset write-downs	12,588	903	221
Employee termination benefit costs	19,027	6,552	3,495
Costs to exit activities	5,269	1,278	1,290
Other expense	989	301	2,920
Total	$21,950	$3,443	$2,476

Net Gains
Net gains are recorded from the sales of redundant properties (primarily land, buildings and related equipment) and non-core assets.  In 2008, gains related to assets sold principally in the United States, Australia and the United Kingdom.  In 2007, gains related to assets sold principally in the United States and in 2006, gains related to assets principally in Europe, South America and the United States.

	Net Gains
(In thousands)	2008	2007	2006

Harsco Infrastructure Segment	$(10,399)	$(2,342)	$(2,510)

Harsco Metals Segment	(4,538)	(3)	(2,823)

All Other Category - Harsco Minerals & Rail	(986)	(3,246)	(117)

Total	$(15,923)	$(5,591)	$(5,450)

Cash proceeds associated with these gains are included in Proceeds from the sale of assets in the investing activities section of the Consolidated Statements of Cash Flows.

Impaired Asset Write-downs
Impairment losses are measured as the amount by which the carrying amount of assets exceeded their fair value.  Fair value is estimated based upon the expected future realizable cash flows including anticipated selling prices.  Non-cash impaired asset write-downs are included in Other, net in the Consolidated Statements of Cash Flows as adjustments to reconcile net income to net cash provided by operating activities.  In 2008, impaired asset write-downs of $12.6 million were recorded principally in the Harsco Metals Segment due to contract terminations and costs associated with existing underperforming contracts.  Impaired asset write-downs related to assets principally in Australia, the United Kingdom and the United States.

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

The total amount of employee termination benefit costs incurred for the years 2008, 2007 and 2006 is detailed in the table below.  None of the actions are expected to incur any additional costs.  The terminations in 2008 related primarily to the fourth quarter 2008 restructuring program and occurred globally, but primarily in Western Europe and the United States.  The terminations in 2007 and 2006 occurred principally in Europe and the United States.

	Employee Termination Benefit Costs
(In thousands)	2008	2007	2006

Harsco Infrastructure Segment	$5,317	$1,130	$799

Harsco Metals Segment	11,961	4,935	1,820

All Other Category - Harsco Minerals & Rail	1,648	382	821

Corporate	101	105	55

Total	$19,027	$6,552	$3,495

Costs Associated with Exit or Disposal Activities
Costs associated with exit or disposal activities are recognized in accordance with SFAS 146, which addresses involuntary termination costs (as discussed above) and other costs associated with exit or disposal activities (exit costs).  Costs to terminate a contract that is not a capital lease are recognized when an entity terminates the contract or when an entity ceases using the right conveyed by the contract.  This includes the costs to terminate the contract before the end of its term or the costs that will continue to be incurred under the contract for its remaining term without economic benefit to the entity (e.g., lease run-out costs).  Other costs associated with exit or disposal activities (e.g., costs to consolidate or close facilities and relocate equipment or employees) are recognized and measured at their fair value in the period in which the liability is incurred.  In 2008, $5.3 million of exit costs were incurred, principally lease run-out costs and relocation costs for Corporate, and the Harsco Infrastructure and Harsco Metals Segments.  In 2007 and 2006, exit costs incurred were $1.3 million in each year, and principally related to relocation costs, lease run-out costs and lease termination costs.

	Costs Associated with Exit or Disposal Activities
(In thousands)	2008	2007	2006

Harsco Infrastructure Segment	$1,724	$803	$146

Harsco Metals Segment	1,092	375	189

All Other Category - Harsco Minerals & Rail	5	100	955

Corporate	2,448	—	—

Total	$5,269	$1,278	$1,290

See Note 17, “2008 Restructuring Program,” for additional information on net gains, impaired asset write-downs, employee termination benefit costs and costs associated with exit and disposal activities.

16.       Components of Accumulated Other Comprehensive Income (Loss)

Total Accumulated other comprehensive income (loss) is included in the Consolidated Statements of Stockholders’ Equity.  The components of Accumulated other comprehensive income (loss) are as follows:

Accumulated Other Comprehensive Income (Loss) – Net of Tax

	December 31
(In thousands)	2008	2007

Cumulative foreign exchange translation adjustments	$21,295	$175,867

Fair value of effective cash flow hedges	21,001	189

Pension liability adjustments	(250,536)	(178,568)

Unrealized gain (loss) on marketable securities	(59)	11

Total Accumulated other comprehensive income (loss)	$(208,299)	$(2,501)

17.        2008 Restructuring Program

As a result of the deepening financial and economic crisis, in the fourth quarter of 2008 the Company initiated a restructuring program designed to improve organizational efficiency and enhance profitability and shareholder value by generating sustainable operating expense savings.  Under this program, the Company is principally exiting certain underperforming contracts with customers, closing certain facilities and reducing the global workforce.  Restructuring costs were incurred primarily at the Harsco Metals and Harsco Infrastructure Segments.  In the fourth quarter of 2008, the Company recorded net pre-tax restructuring and other related charges totaling $36.1 million, including $28.0 million in Other expenses, $5.8 million reduction in services revenue, a net $1.5 million related to pension curtailments and $0.8 million of other costs.  These restructuring actions are expected to be completed over the next twelve months, but principally in the first quarter of 2009.

At December 31, 2008, the Company completed workforce reductions of 407 employees of a total expected workforce reduction of 1,429 employees.  The majority of the remaining workforce reductions and cost to exit activities are targeted for completion during 2009, principally in the first quarter.

The restructuring accrual attributable to each segment at December 31 is a follows:

				Remaining Accrual
(In thousands)	Expense	Utilization of Reserves	Cash Expenditures	December 31 2008

Harsco Infrastructure Segment
Impaired asset write-downs	$1,147	$(1,147)	$—	$—
Employee termination benefit costs	2,286	—	(480)	1,806
Cost to exit activities and contracts	2,508	—	(545)	1,963
Pension curtailment gain	(973)	973	—	—
Total Harsco Infrastructure Segment	4,968	(174)	(1,025)	3,769

Harsco Metals Segment
Impaired asset write-downs	1,268	(1,268)	—	—
Employee termination benefit costs	11,811	—	(1,923)	9,888
Cost to exit activities and contracts and related impaired asset write-downs	12,396	(11,740)	—	656
Pension curtailment charge	2,178	(2,178)	—	—
Total Harsco Metals Segment	27,653	(15,186)	(1,923)	10,544

All Other Category - Harsco Minerals & Rail
Employee termination benefit costs	654	—	(123)	531
Pension curtailment charge	246	(246)	—	—
Total All Other Category - Harsco Minerals & Rail	900	(246)	(123)	531

Corporate
Employee termination benefit costs	113	—	—	113
Cost to exit activities	2,448	—	—	2,448
Total Corporate	2,561	—	—	2,561

Total	$36,082	$(15,606)	$(3,071)	$17,405

The remaining cash expenditures related to the 2008 actions of $17.4 million are expected to be paid within the next twelve months.  The pension curtailment (gains) charges were recorded primarily as a component of cost of services sold.  See Note 8, “Employee Benefit Plans,” for additional information.  Impaired asset write-downs are reflected in the Consolidated Balance Sheets as a reduction in the value of the respective long-term assets.  The cost to exit activities in the Harsco Metals Segment represents impaired asset write-downs of $5.9 million and a customer concession of $5.8 million, which were both directly related to the exiting of underperforming contracts.  See Note 15, “Other (Income) and Expenses,” for additional information.

Two-Year Summary of Quarterly Results
(Unaudited)

(In millions, except per share amounts)	2008
Quarterly	First		Second	Third		Fourth
Sales	$987.8		$1,099.6	$1,044.9		$835.5
Gross profit (a)	256.8		307.8	282.6		194.2
Net income	57.0		89.9	80.3		13.7	(b)
Basic earnings per common share
Continuing operations	$0.67		$1.07	$1.00		$0.18
Discontinued operations (c)	0.00		(0.01)	(0.04)		(0.01)
Basic earnings per common share	$0.68	(d)	$1.07 (d)	$0.95	(d)	$0.17	(b)
Diluted earnings per common share
Continuing operations	$0.67		$1.07	$0.99		$0.18
Discontinued operations (c)	0.00		(0.01)	(0.04)		(0.01)
Diluted earnings per common share	$0.67		$1.06	$0.95		$0.17	(b)
(In millions, except per share amounts)	2007
Quarterly	First		Second	Third		Fourth
Sales	$840.0		$946.1	$927.4		$974.6
Gross profit (a)	214.4		262.9	259.9		265.4
Net income	47.7		83.1	77.3		91.4	(c)
Basic earnings per common share
Continuing operations	$0.54		$0.92	$0.83		$0.74
Discontinued operations (c)	0.03		0.07	0.08		0.34	(c)
Basic earnings per common share	$0.57		$0.99	$0.92	(d)	$1.08
Diluted earnings per common share
Continuing operations	$0.54		$0.91	$0.83		$0.74
Discontinued operations (c)	0.03		0.07	0.08		0.34	(c)
Diluted earnings per common share	$0.56	(d)	$0.98	$0.91		$1.08

(a)	Gross profit is defined as Sales less costs and expenses associated directly with or allocated to products sold or services rendered.
(b)	In the fourth quarter of 2008, the Company recorded after–tax restructuring charges of $23.1 million, or $0.28 per basic and diluted share.
(c)
Discontinued operations related principally to the Gas Technologies Segment.  In the fourth quarter of 2007, the Company recorded an after-tax gain of $26.4 million, or $0.31 per basic and diluted share, on the sale of its Gas Technologies Segment.

(d)	Does not total due to rounding.

Common Stock Price and Dividend Information
(Unaudited)

	Market Price Per Share		Dividends Declared
	High	Low	Per Share

2008
First Quarter	$64.50	$46.10	$0.1950
Second Quarter	64.75	53.75	0.1950
Third Quarter	56.32	33.50	0.1950
Fourth Quarter	37.41	17.55	0.1950

2007
First Quarter	$45.325	$36.90	$0.1775
Second Quarter	54.00	44.49	0.1775
Third Quarter	59.99	47.85	0.1775
Fourth Quarter	66.51	55.37	0.1950

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.    Controls and Procedures.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures as of December 31, 2008.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.  There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the fourth quarter of 2008.

Management’s Report on Internal Controls Over Financial Reporting is included in Part II, Item 8, “Financial Statements and Supplementary Data.”  The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in Part II, Item 8, “Financial Statements and Supplementary Data,” which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.

Item 9B.   Other Information.

COMMON STOCK OPTION DISCLOSURE

Salvatore D. Fazzolari, the Company’s Chairman and CEO, holds options to purchase 40,000 shares of the Company’s common stock that will expire in January 2010.  The Company anticipates that, prior to such expiration date, Mr. Fazzolari will take steps to exercise such options.  The timing and nature of the exercise have yet to be determined.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K).  Other information required by this Item is incorporated by reference to the sections entitled “Corporate Governance,” “Nominees for Director,” “Report of the Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the 2009 Proxy Statement.

The Company’s Code of Ethics for the Chief Executive Officer and Senior Financial Officers (the “Code”) may be found on the Company’s internet website, www.harsco.com.  The Company intends to disclose on its website any amendments to the Code or any waiver from a provision of the Code.  The Code is available in print to any stockholder who requests it.

Item 11.    Executive Compensation.

Information regarding compensation of executive officers and directors is incorporated by reference to the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation,” “Non-Employee Director Compensation” and “Compensation Committee Interlocks and Insider Participation” of the 2009 Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the section entitled “Share Ownership of Directors, Management and Certain Beneficial Owners” of the 2009 Proxy Statement.

Equity Compensation Plan Information
The Company maintains the 1995 Executive Incentive Compensation Plan, as amended and the 1995 Non-Employee Directors’ Stock Plan, as amended, which allow the Company to grant equity awards to eligible persons.  Upon stockholder approval of these two plans in 1995, the Company terminated the use of the 1986 Stock Option Plan for granting stock option awards.

The Company also assumed options under the SGB Group Plc Discretionary Share Option Plan 1997 (the “SGB Plan”) upon the Company’s acquisition of SGB Group Plc (“SGB”) in 2000.  The SGB Plan terminated in accordance with its terms when the remaining Harsco Replacement Options were exercised on August 30, 2006.

The following table gives information about equity awards under these plans as of December 31, 2008.  All securities referred to are shares of Harsco common stock.

Equity Compensation Plan Information
	Column (a)	Column (b)	Column (c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))
Equity compensation plans approved by security holders (1)	741,550	$ 24.43 (2)	2,557,396

Equity compensation plans not approved by security holders	—	—	—
Total	741,550	$24.43	2,557,396

(1)	Plans include the 1995 Executive Incentive Compensation Plan, as amended, and the 1995 Non-Employee Directors’ Stock Plan, as amended.
(2)	Includes the average of the weighted average exercise price for stock options and the weighted average grant-date fair value for the restricted stock units.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions is incorporated by reference to the sections entitled “Transactions with Related Persons” and “Corporate Governance” of the 2009 Proxy Statement.

Item 14.    Principal Accountant Fees and Services.

Information regarding principal accounting fees and services is incorporated by reference to the sections entitled “Report of the Audit Committee” and “Fees Billed by the Independent Auditor for Audit and Non-Audit Services” of the 2009 Proxy Statement.

PART IV

Item 15.                         Exhibits, Financial Statement Schedules.

(a)	1. The Consolidated Financial Statements are listed in the index to Item 8, “Financial Statements and Supplementary Data,” on page 50.

(a)	2 . The following financial statement schedule should be read in conjunction with the Consolidated Financial Statements (see Item 8, “Financial Statements and Supplementary Data”):

Page
Schedule II - Valuation and Qualifying Accounts for the years 2008, 2007 and 2006	107

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

SCHEDULE II.  VALUATION AND QUALIFYING ACCOUNTS
Continuing Operations
(In thousands)

COLUMN A	COLUMN B	COLUMN C Additions	COLUMN D (Deductions) Additions			COLUMN E
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Due to Currency Translation Adjustments	Other		Balance at End of Period

For the year 2008:

Allowance for Doubtful Accounts	$25,580	$12,493	$(2,666)	$(7,554	) (a)	$27,853
Deferred Tax Assets – Valuation Allowance	$15,318	$241	$(804)	$6,704	(b)	$21,459

For the year 2007:

Allowance for Doubtful Accounts	$25,351	$7,842	$992	$(8,605	) (a)	$25,580
Deferred Tax Assets – Valuation Allowance	$13,892	$(353)	$372	$1,407		$15,318

For the year 2006:

Allowance for Doubtful Accounts	$24,404	$9,230	$1,880	$(10,163	) (a)	$25,351
Deferred Tax Assets – Valuation Allowance	$21,682	$(5,793)	$(270)	$(1,727)		$13,892

(a)	Includes principally the use of previously reserved amounts.

(b)	Includes principally valuation allowance established against the deferred tax asset related to a net investment hedge.

(a)           3.           Listing of Exhibits Filed with Form 10-K

Exhibit Number	Data Required	Location in Form 10-K

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
Exhibit volume, 2005 Form 10-K

2(c)	Stock Purchase Agreement among Excell Materials, Inc., the Stockholders of Excell Materials, Inc. and Harsco Corporation dated as of January 4, 2007.	Exhibit volume, 2006 Form 10-K

2(d)	Asset and Stock Purchase Agreement By and Between Harsco Corporation and Taylor-Wharton International LLC dated as of November 28, 2007	Exhibit volume, 2007 Form 10-K

3(a)	Restated Certificate of Incorporation as amended April 24, 1990	Exhibit volume, 1990 Form 10-K

3(b)	Certificate of Amendment of Restated Certificate of Incorporation filed June 3, 1997	Exhibit volume, 1999 Form 10-K

3(c)	Certificate of Designation filed September 25, 1997	Exhibit volume, 1997 Form 10-K

3(d)	By-laws as amended January 23, 2007	Exhibit to Form 8-K dated January 23, 2007

3(e)	Certificate of Amendment of Restated Certificate of Incorporation filed April 26, 2005	Proxy Statement dated March 22, 2005 on Appendix A pages A-1 through A-2

Exhibit Number	Data Required	Location in Form 10-K

4(a)	Harsco Corporation Rights Agreement dated as of September 25, 2007, with Chase Mellon Shareholder Services L.L.C.	Incorporated by reference to Form 8-A, filed September 26, 2007

4(b)	Registration of Preferred Stock Purchase Rights	Incorporated by reference to Form 8-A dated October 2, 1987

4(c)	Current Report on dividend distribution of Preferred Stock Purchase Rights	Incorporated by reference to Form 8-K dated September 25, 2007

4(f)	Debt and Equity Securities Registered	Incorporated by reference to Form S-3, Registration No. 33-56885 dated December 15, 1994, effective date January 12, 1995

4(g)	Harsco Finance B. V. £200 million, 7.25% Guaranteed Notes due 2010	Exhibit to Form 10-Q for the period ended September 30, 2000

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

4(h) (iii)	Form of Second Supplemental Indenture, by and between Harsco Corporation and JPMorgan Chase Bank, as Trustee	Exhibit to Form 8-K dated September 8, 2003

4(h) (iv)	Second Supplemental Indenture, dated as of September 12, 2003, by and between Harsco Corporation and J.P. Morgan Chase Bank, as Trustee	Exhibit to Form 10-Q for the period ended September 30, 2003

4(i) (i)	Form of 5.125% Global Senior Note due September 15, 2013	Exhibit to Form 8-K dated September 8, 2003

4(i) (ii)	5.125% 2003 Notes due September 15, 2013 described in Prospectus Supplement dated September 8, 2003 to Form S-3 Registration under Rule 415 dated December 15, 1994	Incorporated by reference to the Prospectus Supplement dated September 8, 2003 to Form S-3, Registration No. 33-56885 dated December 15, 1994

Exhibit Number	Data Required	Location in Form 10-K

4(j)	5.75% Senior Notes due 2018 described in Prospectus Supplement dated May 12, 2008 to Form S-3ASR Registration dated May 12, 2008	Incorporated by reference to the Prospectus Supplement dated May 12, 2008 to Form S-3, Registration No. 333-150825 dated May 12, 2008

Material Contracts - Credit and Underwriting Agreements

10(a) (i)	$50,000,000 Facility agreement dated December 15, 2000	Exhibit volume, 2000 Form 10-K

10(a) (ii)	Agreement extending term of $50,000,000 Facility agreement dated December 15, 2000	Exhibit volume, 2001 Form 10-K

10(a) (iii)	Agreement amending term and amount of $50,000,000 Facility agreement dated December 15, 2000	Exhibit volume, 2002 Form 10-K

10(a) (iv)	Agreement extending term of $50,000,000 Facility agreement dated December 15, 2000	Exhibit volume, 2003 Form 10-K

10(a) (v)	Agreement extending term of $50,000,000 Facility agreement dated December 15, 2000	Exhibit to Form 8-K dated January 25, 2005

10(a) (vi)	Agreement extending term of $50,000,000 Facility agreement dated December 15, 2000	Exhibit volume, 2005 Form 10-K

10(a) (vii)	Agreement extending term of $50,000,000 Facility agreement dated December 15, 2000	Exhibit to Form 8-K dated December 22, 2006

10(a) (viii)	Agreement extending term of $50,000,000 Facility agreement dated December 15, 2000	Exhibit to Form 8-K dated February 4, 2008

10(a) (ix)	Agreement extending term of Facility agreement dated December 15, 2000 and reducing the amount to $30,000,000	Exhibit to Form 8-K dated December 22, 2008

10(b)	Commercial Paper Dealer Agreement dated September 24, 2003, between ING Belgium SA/NV and Harsco Finance B.V.	Exhibit volume, 2003 Form 10-K

10(b)(i)	Commercial Paper Dealer Agreement dated September 24, 2003, between ING Belgium SA/NV and Harsco Finance B.V. – Supplement No. 1 to the Dealer Agreement	Exhibit to Form 8-K dated November 8, 2005

Exhibit Number	Data Required	Location in Form 10-K

10(c)	Commercial Paper Payment Agency Agreement Dated October 1, 2000, between Salomon Smith Barney Inc. and Harsco Corporation	Exhibit volume, 2000 Form 10-K

10(e)	Issuing and Paying Agency Agreement, Dated October 12, 1994, between Morgan Guaranty Trust Company of New York and Harsco Corporation	Exhibit volume, 1994 Form 10-K

10(f)	364-Day Credit Agreement	Exhibit to Form 10-Q for the period ended September 30, 2008

10(g)	Five Year Credit Agreement	Exhibit to Form 8-K dated November 23, 2005

10(i)	Commercial Paper Dealer Agreement dated June 7, 2001, between Citibank International plc, National Westminster Bank plc, The Royal Bank of Scotland plc and Harsco Finance B.V.	Exhibit to Form 10-Q for the period ended June 30, 2001

Material Contracts - Management Contracts and Compensatory Plans

10(d)	Form of Change in Control Severance Agreement (CEO)	Exhibit volume, 2008 Form 10-K

10(k)	Harsco Corporation Supplemental Retirement Benefit Plan as amended and restated January 1, 2009	Exhibit volume, 2008 Form 10-K

10(l)	Trust Agreement between Harsco Corporation and Dauphin Deposit Bank and Trust Company dated July 1, 1987 relating to the Supplemental Retirement Benefit Plan	Exhibit volume, 1987 Form 10-K

10(m)	Harsco Corporation Supplemental Executive Retirement Plan as amended	Exhibit volume, 1991 Form 10-K

10(n)	Trust Agreement between Harsco Corporation and Dauphin Deposit Bank and Trust Company dated November 22, 1988 relating to the Supplemental Executive Retirement Plan	Exhibit volume, 1988 Form 10-K

10(o) (i)	Harsco Corporation 1995 Executive Incentive Compensation Plan As Amended and Restated	Proxy Statement dated March 23, 2004 on Exhibit B pages B-1 through B-15

10(o) (ii)	Amendment No. 1 to the Harsco Corporation 1995 Executive Incentive Compensation Plan	Exhibit volume, 2008 Form 10-K

Exhibit Number	Data Required	Location in Form 10-K

10(p)	Authorization, Terms and Conditions of the Annual Incentive Awards, as Amended and Restated April 27, 2004, under the 1995 Executive Incentive Compensation Plan	Exhibit to Form 8-K dated March 23, 2006

10(q)	Authorization, Terms and Conditions of Other Performance Awards under the Harsco Corporation 1995 Executive Incentive Compensation Plan (as amended and restated)	Exhibit to Form 8-K dated March 22, 2007

10(r)	Special Supplemental Retirement Benefit Agreement for D. C. Hathaway	Exhibit Volume, 1988 Form 10-K

10(s)	Harsco Corporation Form of Restricted Stock Units Agreement (Directors)	Exhibit to Form 8-K dated April 26, 2005

10(u)	Harsco Corporation Deferred Compensation Plan for Non-Employee Directors (as Amended and Restated as of December 31, 2008)	Exhibit Volume, 2008 Form 10-K

10(v) (i)	Harsco Corporation 1995 Non-Employee Directors’ Stock Plan As Amended and Restated at January 27, 2004	Proxy Statement dated March 23, 2004 on Exhibit A pages A-1 through A-9

10(v) (ii)	Amendment No. 1 to the Harsco Corporation 1995 Non-Employee Directors’ Stock Plan	Exhibit volume, 2008 Form 10-K

10(w)	Restricted Stock Units Agreement for International Employees	Exhibit volume, 2007 Form 10-K

10(x)	Settlement and Consulting Agreement	Exhibit to Form 10-Q for the period ended March 31, 2003

10(y)	Restricted Stock Units Agreement	Exhibit to Form 8-K dated January 23, 2007

10(aa)	Harsco Non-Qualified Retirement Savings & Investment Plan Part B – Amendment and Restatement as of January 1, 2009	Exhibit volume, 2008 Form 10-K

10(ab)	Form of Change in Control Severance Agreement (Non-CEO)	Exhibit volume, 2008 Form 10-K

Director Indemnity Agreements -

10(t)	A. J. Sordoni, III	Exhibit volume, 1989 Form 10-K Uniform agreement, same as shown for J. J. Burdge

"	R. C. Wilburn	" "

"	J. I. Scheiner	" "

"	C. F. Scanlan	" "

"	J. J. Jasinowski	" "

"	J. P. Viviano	" "

"	D. H. Pierce	" "

"	K. G. Eddy	Exhibit to Form 8-K dated August 27, 2004

"	T. D. Growcock	Exhibit to Form 8-K dated August 27, 2004, same as shown for K. G. Eddy

"	H.W. Knueppel	" "

"	S.E. Graham	" "

12	Computation of Ratios of Earnings to Fixed Charges	Exhibit volume, 2008 Form 10-K

21	Subsidiaries of the Registrant	Exhibit volume, 2008 Form 10-K

23	Consent of Independent Registered Public Accounting Firm	Exhibit volume, 2008 Form 10-K

31(a)	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)	Exhibit volume, 2008 Form 10-K

31(b)	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)	Exhibit volume, 2008 Form 10-K

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)	Exhibit volume, 2008 Form 10-K

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

HARSCO CORPORATION
(Registrant)

Date	2-24-2009	/S/ Stephen J. Schnoor
Stephen J. Schnoor
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature		Capacity	Date

/S/	Salvatore D. Fazzolari	Chairman, Chief Executive Officer	2-24-2009
	(Salvatore D. Fazzolari)	and Director

/S/	Geoffrey D. H. Butler	President, Harsco Corporation	2-24-2009
	(Geoffrey D. H. Butler)	CEO, Harsco Infrastructure and Harsco Metals and Director

/S/	Stephen J. Schnoor	Senior Vice President and	2-24-2009
	(Stephen J. Schnoor)	Chief Financial Officer (Principal Financial Officer)

/S/	Richard M. Wagner	Vice President and Controller	2-24-2009
	(Richard M. Wagner)	(Principal Accounting Officer)

/S/	Kathy G. Eddy	Director	2-24-2009
(Kathy G. Eddy)

/S/	Stuart E. Graham	Director	2-24-2009
(Stuart E. Graham)

/S/	Terry D. Growcock	Director	2-24-2009
(Terry D. Growcock)

/S/	Jerry J. Jasinowski	Director	2-24-2009
(Jerry J. Jasinowski)

/S/	Henry W. Knueppel	Director	2-24-2009
(Henry W. Knueppel)

/S/	D. Howard Pierce	Director	2-24-2009
(D. Howard Pierce)

/S/	Carolyn F. Scanlan	Director	2-24-2009
(Carolyn F. Scanlan)

/S/	James I. Scheiner	Director	2-24-2009
(James I. Scheiner)

/S/	Andrew J. Sordoni, III	Director	2-24-2009
(Andrew J. Sordoni, III)

/S/	Dr. Robert C. Wilburn	Director	2-24-2009
(Dr. Robert C. Wilburn)