Form 10-Q
period 2009-03-31
HARSCO CORP
filed 2009-05-07
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________________

FORM 10-Q

 ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009

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
YES ☒           NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐           NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☒                                                                                                   Accelerated filer  ☐
Non-accelerated filer  ☐   (Do not check if a smaller reporting company)                  Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐           NO  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2009
Common stock, par value $1.25 per share	80,293,445

HARSCO CORPORATION
FORM 10-Q
INDEX

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Statements of Income (Unaudited)	3
	Condensed Consolidated Balance Sheets (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows (Unaudited)	5
	Condensed Consolidated Statements of Equity (Unaudited)	6
	Condensed Consolidated Statements of Comprehensive Income (Unaudited)	7
	Notes to Condensed Consolidated Financial Statements (Unaudited)	8 - 20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20 - 36

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	36

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	37

Item 4.	Submission of Matters to a Vote of Security Holders	38

Item 5.	Other Information	38 - 39

Item 6.	Exhibits	39

SIGNATURES		40

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended March 31
(In thousands, except per share amounts)	2009	2008 (a)
Revenues from continuing operations:
Service revenues	$562,432	$852,628
Product revenues	134,458	135,162
Total revenues	696,890	987,790

Costs and expenses from continuing operations:
Cost of services sold	440,619	638,058
Cost of products sold	96,266	92,947
Selling, general and administrative expenses	124,997	156,632
Research and development expenses	643	1,053
Other income	(2,806)	(280)
Total costs and expenses	659,719	888,410

Operating income from continuing operations	37,171	99,380

Equity in income of unconsolidated entities, net	87	405
Interest income	545	914
Interest expense	(15,313)	(17,120)

Income from continuing operations before income taxes	22,490	83,579

Income tax expense	(1,511)	(24,188)

Income from continuing operations	20,979	59,391

Discontinued operations:
Income (loss) from discontinued business	(1,754)	255
Income tax benefit (expense)	530	(107)
Income (loss) from discontinued operations	(1,224)	148
Net Income	19,755	59,539
Less: Net income attributable to noncontrolling interest	(1,163)	(2,500)
Net income attributable to Harsco Corporation	$18,592	$57,039

Amounts attributable to Harsco Corporation common stockholders:
Income from continuing operations, net of tax	$19,816	$56,891
Income (loss) from discontinued operations, net of tax	(1,224)	148
Net income	$18,592	$57,039

Average shares of common stock outstanding	80,249	84,374
Basic earnings per share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.25	$0.67
Discontinued operations	(0.02)	0.00
Basic earnings per share attributable to Harsco Corporation common stockholders	$0.23	$0.68 (b)

Diluted average shares of common stock outstanding	80,484	84,851
Diluted earnings per share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.25	$0.67
Discontinued operations	(0.02)	0.00
Diluted earnings per share attributable to Harsco Corporation common stockholders	$0.23	$0.67
Cash dividends declared per common share	$0.20	$0.195

(a)
On January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” the provisions of which, among others, requires that minority interests be renamed noncontrolling interests and that a company present a consolidated net income measure that includes the amount attributable to such noncontrolling interests for all periods presented.

(b)	Does not total due to rounding.

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)	March 31 2009	December 31 2008 (a)
ASSETS
Current assets:
Cash and cash equivalents	$69,169	$91,336
Trade accounts receivable, net	611,559	648,880
Other receivables, net	30,926	46,032
Inventories	308,233	309,530
Other current assets	99,047	104,430
Assets held-for-sale	2,284	5,280
Total current assets	1,121,218	1,205,488
Property, plant and equipment, net	1,406,395	1,482,833
Goodwill, net	616,480	631,490
Intangible assets, net	132,766	141,493
Other assets	108,514	101,666
Total assets	$3,385,373	$3,562,970
LIABILITIES
Current liabilities:
Short-term borrowings	$107,709	$117,854
Current maturities of long-term debt	2,988	3,212
Accounts payable	216,308	262,783
Accrued compensation	63,716	85,237
Income taxes payable	23,983	13,395
Dividends payable	16,056	15,637
Insurance liabilities	22,584	36,553
Advances on contracts	149,175	144,237
Other current liabilities	196,224	209,518
Total current liabilities	798,743	888,426
Long-term debt	885,078	891,817
Deferred income taxes	30,359	35,442
Insurance liabilities	62,233	60,663
Retirement plan liabilities	182,236	190,153
Other liabilities	45,284	46,497
Total liabilities	2,003,933	2,112,998
COMMITMENTS AND CONTINGENCIES
EQUITY
Harsco Corporation stockholders’ equity:
Preferred stock, Series A junior participating cumulative preferred stock	—	—
Common stock	139,119	138,925
Additional paid-in capital	137,877	137,083
Accumulated other comprehensive loss	(279,015)	(208,299)
Retained earnings	2,081,708	2,079,170
Treasury stock	(734,696)	(733,203)
Total Harsco Corporation stockholders’ equity	1,344,993	1,413,676
Noncontrolling interest	36,447	36,296
Total equity	1,381,440	1,449,972
Total liabilities and equity	$3,385,373	$3,562,970

(a)
On January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” the provisions of which, among others, requires that minority interests be renamed noncontrolling interests and that a company present such noncontrolling interests as equity for all periods presented.

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31
(In thousands)	2009	2008 (a)

Cash flows from operating activities:
Net income	$19,755	$59,539
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
Depreciation	67,701	76,622
Amortization	6,707	7,670
Equity in income of unconsolidated entities, net	(87)	(405)
Other, net	(8,031)	(350)
Changes in assets and liabilities, net of acquisitions
and dispositions of businesses:
Accounts receivable	28,719	(48,904)
Inventories	(5,885)	(42,027)
Accounts payable	(44,191)	7,077
Accrued interest payable	9,536	4,279
Accrued compensation	(18,839)	(24,338)
Other assets and liabilities	(15,785)	(7,208)

Net cash provided by operating activities	39,600	31,955

Cash flows from investing activities:
Purchases of property, plant and equipment	(36,042)	(119,820)
Purchase of businesses, net of cash acquired	(108)	(4,022)
Proceeds from sales of assets	5,988	1,967
Other investing activities	(1,276)	14,796

Net cash used by investing activities	(31,438)	(107,079)

Cash flows from financing activities:
Short-term borrowings, net	(10,069)	112,219
Current maturities and long-term debt:
Additions	116,857	139,152
Reductions	(117,712)	(157,871)
Cash dividends paid on common stock	(15,633)	(16,471)
Common stock issued-options	77	1,245
Common stock acquired for treasury	—	(16,858)
Other financing activities	—	(36)

Net cash provided (used) by financing activities	(26,480)	61,380

Effect of exchange rate changes on cash	(3,849)	6,813

Net decrease in cash and cash equivalents	(22,167)	(6,931)

Cash and cash equivalents at beginning of period	91,336	121,833

Cash and cash equivalents at end of period	$69,169	$114,902

(a)
On January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” the provisions of which, among others, requires that minority interests be renamed noncontrolling interests for all periods presented.

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Harsco Corporation Stockholders’ Equity
(In thousands, except share and per share amounts)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest (a)	Total
	Issued	Treasury
Beginning Balances, January 1, 2008	$138,665	$(603,169)	$128,622	$1,903,049	$(129)	$38,023	$1,605,061
Net income				240,945		5,894	246,839
Cash dividends declared:
Common @ $0.78 per share				(64,824)			(64,824)
Noncontrolling interests						(5,595)	(5,595)
Translation adjustments, net of deferred income taxes of $85,526					(154,572)	(2,026)	(156,598)
Cash flow hedging instrument adjustments, net of deferred income taxes of $(7,655)					20,812		20,812
Pension liability adjustments, net of deferred income taxes of $29,057					(74,340)		(74,340)
Marketable securities unrealized gains, net of deferred income taxes of $38					(70)		(70)
Stock options exercised, 121,176 shares	152		3,336				3,488
Net issuance of stock – vesting of restricted stock units, 56,847 shares	108	(1,457)	(108)				(1,457)
Treasury shares repurchased, 4,463,353 shares		(128,577)					(128,577)
Amortization of unearned compensation on restricted stock units, net of forfeitures			5,233				5,233
Balances, December 31, 2008	$138,925	$(733,203)	$137,083	$2,079,170	$(208,299)	$36,296	$1,449,972
Net income				18,592		1,163	19,755
Cash dividends declared:
Common @ $0.20 per share				(16,054)			(16,054)
Translation adjustments, net of deferred income taxes of $4,505					(64,059)	(1,012)	(65,071)
Cash flow hedging instrument adjustments, net of deferred income taxes of $2,202					(15,299)		(15,299)
Pension liability adjustments, net of deferred income taxes of $(3,974)					8,662		8,662
Marketable securities unrealized gains, net of deferred income taxes of $11					(20)		(20)
Stock options exercised, 17,960 shares	22	(103)	(293)				(374)
Net issuance of stock – vesting of restricted stock units, 84,254 shares	172	(1,390)					(1,218)
Amortization of unearned compensation on restricted stock units, net of forfeitures			1,087				1,087
Balances, March 31, 2009	$139,119	$(734,696)	$137,877	$2,081,708	$(279,015)	$36,447	$1,381,440

(a)
On January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” the provisions of which, among others, requires that minority interests be renamed noncontrolling interests and be presented as a component of Equity for all periods presented.

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31
(In thousands)	2009	2008 (a)

Net income	$19,755	$59,539

Other comprehensive income (loss):
Foreign currency translation adjustments	(65,071)	73,274

Net losses on cash flow hedging instruments, net of deferred income taxes of $2,200 and $45 in 2009 and 2008, respectively	(15,296)	(147)

Reclassification adjustment for loss on cash flow hedging instruments included in net income, net of deferred income taxes of $2 and $2 in 2009 and 2008, respectively	(3)	(3)

Pension liability adjustments, net of deferred income taxes of $(3,974) and $(1,441) in 2009 and 2008, respectively	8,662	3,588

Unrealized loss on marketable securities, net of deferred income taxes of $11 and $10 in 2009 and 2008, respectively	(20)	(19)

Total other comprehensive income (loss)	(71,728)	76,693

Total comprehensive income (loss)	(51,973)	136,232

Less: Comprehensive income attributable to noncontrolling interests	(151)	(1,017)

Comprehensive income (loss) attributable to Harsco Corporation	$(52,124)	$135,215

(a)
On January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” the provisions of which, among others, requires that minority interests be renamed noncontrolling interests for all periods presented.

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A.           Basis of Presentation

The unaudited condensed consolidated financial statements and notes included in this report have been prepared by management of Harsco Corporation (the “Company”).  In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair presentation are reflected in the condensed consolidated financial statements.  The December 31, 2008 Condensed Consolidated Balance Sheet information and Condensed Consolidated Statements of Equity for the Year Ended December 31, 2008 contained in this Form 10-Q were derived from 2008 audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America for a year-end report.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s 2008 Annual Report on Form 10-K.

Operating results and cash flows for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Effective January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 requires that a noncontrolling interest be included in the Condensed Consolidated Balance Sheets within equity separate from the parent’s equity; and that consolidated net income be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest, all on the Condensed Consolidated Statements of Income.  As required by SFAS 160, prior year amounts were retrospectively adjusted to conform with the current year presentation.

B.           Review of Operations by Segment

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008

(In thousands)	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)

Harsco Infrastructure Segment	$283,746	$18,837	$378,824	$37,838

Harsco Metals Segment	238,386	(2,815)	416,716	29,207

Segment Totals	522,132	16,022	795,540	67,045

All Other Category - Harsco Minerals & Rail	174,698	23,441	192,190	33,942

General Corporate	60	(2,292)	60	(1,607)

Total	$696,890	$37,171	$987,790	$99,380

Reconciliation of Segment Operating Income to Consolidated Income from Continuing Operations Before Income Taxes

	Three Months Ended March 31
(In thousands)	2009	2008

Segment Operating Income	$16,022	$67,045

All Other Category - Harsco Minerals & Rail	23,441	33,942

General Corporate	(2,292)	(1,607)

Operating income from continuing operations	37,171	99,380

Equity in income of unconsolidated entities, net	87	405

Interest income	545	914

Interest expense	(15,313)	(17,120)

Income from continuing operations before income taxes	$22,490	$83,579

C.           Accounts Receivable and Inventories

At March 31, 2009 and December 31, 2008, Trade accounts receivable of $611.6 million and $648.9 million, respectively, were net of an allowance for doubtful accounts of $23.2 million and $27.9 million, respectively.  The decrease in accounts receivable from December 31, 2008 related principally to foreign currency translation and lower sales levels in the March 2009 quarter.  The provision for doubtful accounts was $2.0 million and $1.4 million for the three months ended March 31, 2009 and 2008, respectively.  Other receivables include insurance claim receivables, employee receivables, tax claim receivables and other miscellaneous receivables not included in Trade accounts receivable, net.

Inventories consist of the following:

	Inventories
(In thousands)	March 31 2009	December 31 2008

Finished goods	$150,436	$156,490
Work-in-process	27,082	21,918
Raw materials and purchased parts	84,894	83,372
Stores and supplies	45,821	47,750

Total inventories	$308,233	$309,530

D.            Property, Plant and Equipment

Property, plant and equipment consists of the following:
(In thousands)	March 31 2009	December 31 2008
Land and improvements	$40,723	$41,913
Buildings and improvements	178,128	167,606
Machinery and equipment	2,823,996	2,905,398
Uncompleted construction	63,881	75,210
Gross property, plant and equipment	3,106,728	3,190,127
Less accumulated depreciation	(1,700,333)	(1,707,294)
Net property, plant and equipment	$1,406,395	$1,482,833

E.            Goodwill and Other Intangible Assets

The following table reflects the changes in carrying amounts of goodwill by segment for the three months ended March 31, 2009:

Goodwill by Segment
(In thousands)	Harsco Infrastructure Segment	Harsco Metals Segment	All Other Category – Harsco Minerals & Rail	Consolidated Totals

Balance as of December 31, 2008, net of accumulated amortization	$220,547	$299,613	$111,330	$631,490

Changes to goodwill	(276)	1,954	(346)	1,332

Foreign currency translation	(7,242)	(8,112)	(988)	(16,342)

Balance as of March 31, 2009, net of accumulated amortization	$213,029	$293,455	$109,996	$616,480

Goodwill is net of accumulated amortization of $93.9 million and $95.9 million at March 31, 2009 and December 31, 2008, respectively.  The change in accumulated amortization reflects foreign currency translation adjustments.

The following table reflects intangible assets by major category:

Intangible Assets
	March 31, 2009		December 31, 2008
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$135,697	$44,628	$138,752	$40,821

Non-compete agreements	1,377	1,213	1,414	1,196

Patents	6,677	4,156	6,316	4,116

Other	59,613	20,601	60,495	19,309

Total	$203,364	$70,598	$206,977	$65,442

During the first three months of 2009, the Company acquired the following intangible assets (by major class) which are subject to amortization.

Acquired Intangible Assets
(In thousands)	Gross Carrying Amount	Residual Value	Weighted-average Amortization Period

Patents	425	None	15 years

Total	$425

There were no research and development assets acquired and written off in the first three months of 2009 or 2008.

Amortization expense for intangible assets was $6.2 million and $7.2 million for the three months ended March 31, 2009 and 2008, respectively.  The following table shows the estimated amortization expense for the next five fiscal years based on current intangible assets:

(In thousands)	2009	2010	2011	2012	2013

Estimated amortization expense (a)	$24,400	$24,000	$23,200	$11,000	$9,600

(a) These estimated amortization expense amounts do not reflect the potential effect of future foreign currency exchange rate fluctuations.

F.             Dispositions and Assets Held for Sale

Acquisitions
In April 2009, the Company acquired the noncontrolling interests of three of its Asia-Pacific region consolidated subsidiaries in the Harsco Metals Segment for $12.9 million.  In accordance with SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” (“SFAS 160”), the acquisition of these joint venture partner interests will be accounted for as equity transactions since the Company retained its controlling interest in the subsidiaries.  Related direct and incremental transaction costs, such as professional fees, incurred for the acquisition of the noncontrolling interests will be recorded as a deduction from equity.

Dispositions
Consistent with the Company’s strategic focus to grow and allocate financial resources to its industrial services businesses, on December 7, 2007, the Company sold its Gas Technologies Segment to Wind Point Partners, a private equity investment firm.  The terms of the sale include a total purchase price of $340 million, including $300 million paid in cash at closing and $40 million payable in the form of an earnout contingent on the Gas Technologies group achieving certain performance targets in 2008 or 2009.  While the Company has not received notification of actual 2008 results from Wind Point Partners, the Company believes the thresholds for achieving the earnout for 2008 have not been met.  The Company recorded a $26.4 million after-tax gain on the sale in the fourth quarter of 2007.  There was $1.2 million in after-tax working capital adjustments in the first quarter of 2009 related to a partial settlement of working capital adjustment claims and other costs associated with ongoing arbitration proceedings.  The amount of the working capital adjustments is not final at March 31, 2009, due to possible final adjustments, as provided in the purchase agreement, and the potential earnout.

G.            Commitments and Contingencies

Environmental
The Company is involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a “potentially responsible party” for certain waste disposal sites.  While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company.  The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected.  The Consolidated Balance Sheets at March 31, 2009 and December 31, 2008 include accruals of $3.1 million and $3.2 million, respectively, for environmental matters.  The amounts charged against pre-tax income related to environmental matters totaled $0.4 million and $0.3 million for the first three months of 2009 and 2008, respectively.

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

Customer Contract Breach
In the first quarter of 2009, ArcelorMittal notified the Company that it would unilaterally revise the fixed-fee provisions of certain contracts between the parties with the intended effect resulting in a significant price reduction to the Company.  The Company subsequently notified ArcelorMittal that the Company believes that ArcelorMittal’s actions are a breach of these contracts and that the Company will take all necessary and appropriate actions to protect its legal rights to collect all amounts, which have been invoiced strictly according to the terms of valid and legally binding contracts.  Discussions between the parties continue but it is possible that the parties may need to resort to third-party resolution of this issue.  Should discussions between the parties reach an impasse or require third-party resolution, the collection of the unpaid fixed-fee component of the Company’s billings could be delayed.  As of March 31, 2009, accounts receivable of approximately $4 million of fixed-fee billings, related to this contractual breach, had not been approved for payment by ArcelorMittal.  The Company assesses the collectability of receivables on a monthly basis and would be required to record an allowance against such receivables if there comes a point when collectability is no longer reasonably assured.  Should the Company be required to record such an allowance, it would have a negative impact on the results of operations for the specific period in which the expense was recorded.  Additionally, should the Company reach the point that it believed collectability was not reasonably assured, it would be required to adjust its revenue recognition practices to recognize future amounts billed on a cash basis, rather than the accrual basis, until such time as collectability once again became reasonably assured.

ArcelorMittal represented approximately 10% of the Company’s sales in the years ended December 31, 2008, 2007 and 2006.  Sales to ArcelorMittal were less than 10% of the Company’s sales in the first quarter of 2009 due primarily to reduced steel production levels; the Company’s exiting a number of underperforming contracts with ArcelorMittal; and a stronger U.S. dollar.  The Company expects ArcelorMittal sales throughout 2009 to represent less than 10% of the Company’s sales for similar reasons.  It is possible that the eventual outcome of this alleged breach of contract could negatively impact the Company’s long-term relationship with this customer and, as a result, the Company’s financial position, results of operations and cash flows could be negatively impacted.  Of all of the Company’s major customers in the Harsco Metals Segment, the EVA on contracts with ArcelorMittal are the lowest in the portfolio.  Contracts with ArcelorMittal are long-term contracts, such that any impact on the Company’s future results of operations would occur over a number of years.

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

As of March 31, 2009, there are 26,282 pending asbestos personal injury claims filed against the Company.  Of these cases, 25,769 were pending in the New York Supreme Court for New York County in New York State.  The other claims, totaling 513, are filed in various counties in a number of state courts, and in certain Federal District Courts (including New York), and those complaints generally assert lesser amounts of damages than the New York State court cases or do not state any amount claimed.

As of March 31, 2009, the Company has obtained dismissal by stipulation, or summary judgment prior to trial, in 17,958 cases.

In view of the persistence of asbestos litigation nationwide, which has not yet been sufficiently addressed either politically or legally, the Company expects to continue to receive additional claims.  However, there have been developments during the past several years, both by certain state legislatures and by certain state courts, which could favorably affect the Company’s ability to defend these asbestos claims in those jurisdictions.  These developments include procedural changes, docketing changes, proof of damage requirements and other changes that require plaintiffs to follow specific procedures in bringing their claims and to show proof of damages before they can proceed with their claim.  An example is the action taken by the New York Supreme Court (a trial court), which is responsible for managing all asbestos cases pending within New York County in the State of New York.  This Court issued an order in December 2002 that created a Deferred or Inactive Docket for all pending and future asbestos claims filed by plaintiffs who cannot demonstrate that they have a malignant condition or discernable physical impairment, and an Active or In Extremis Docket for plaintiffs who are able to show such medical condition.  As a result of this order, the majority of the asbestos cases filed against the Company in New York County have been moved to the Inactive Docket until such time as the plaintiffs can show that they have incurred a physical impairment.  As of March 31, 2009, the Company has been listed as a defendant in 437 Active or In Extremis asbestos cases in New York County.  The Court’s Order has been challenged by plaintiffs.

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

Insurance liabilities are recorded in accordance with SFAS No. 5, “Accounting for Contingencies.”  Insurance reserves have been estimated based primarily upon actuarial calculations and reflect the undiscounted estimated liabilities for ultimate losses including claims incurred but not reported.  Inherent in these estimates are assumptions which are based on the Company’s history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends.  If actual claims differ from those projected by management, changes (either increases or decreases) to insurance reserves may be required and would be recorded through income in the period the change was determined.  When a recognized liability is covered by third-party insurance, the Company records an insurance claim receivable to reflect the covered liability.  Insurance claim receivables are included in Other receivables in the Company’s Consolidated Balance Sheets.  See Note 1, “Summary of Significant Accounting Policies,” of the Company’s Form 10-K for the year ended December 31, 2008, for additional information on Accrued Insurance and Loss Reserves.

As has been indicated in previous disclosure filings, the working capital adjustments associated with the Gas Technologies divestiture have not yet been finalized.  The Company has reflected a portion of the claimed amount of the adjustment in the Company’s financial statements as of March 31, 2009.  Any additional final adjustment amounts are not expected to be material to the Company’s financial position, results of operations or cash flows.  As part of its effort to resolve the working capital adjustment claims, the Company submitted this matter to arbitration in the first quarter of 2009.  In response to this filing, Taylor-Wharton International, the purchaser of the business, submitted certain counter-claims seeking damages in excess of $30 million, relating primarily to the alleged breach of certain representations and warranties made by the Company under the Purchase Agreement.  The Company intends to vigorously defend against the counter-claims.  The Company believes that it will be successful in its defense of these claims and does not believe that any amount it will have to pay in connection with these claims would have a material adverse effect on its financial position, results of operations or cash flows.

H.            Reconciliation of Basic and Diluted Shares
	Three Months Ended
	March 31
(In thousands, except per share amounts)	2009	2008

Income from continuing operations attributable to Harsco Corporation common stockholders	$19,816	$56,891

Average shares of common stock outstanding used to compute basic earnings per common share	80,249	84,374

Dilutive effect of stock-based compensation	235	477

Shares used to compute dilutive effect of stock-based compensation	80,484	84,851

Basic earnings per common share from continuing operations	$0.25	$0.67

Diluted earnings per common share from continuing operations	$0.25	$0.67

At March 31, 2009, there were 85,883 restricted stock units outstanding that were not included in the computation of diluted earnings per share because the effect was antidilutive.  All outstanding stock options at March 31, 2009 and all outstanding stock options and restricted stock units at March 31, 2008 were included in the computation of diluted earnings per share for their respective periods.

I.             Employee Benefit Plans

	Three Months Ended March 31
Defined Benefit Pension Expense (Income)	U. S. Plans		International Plans
(In thousands)	2009	2008	2009	2008

Defined benefit plans:
Service cost	$447	$621	$931	$2,392
Interest cost	3,526	4,016	9,982	13,980
Expected return on plan assets	(3,649)	(6,227)	(9,774)	(16,262)
Recognized prior service costs	88	83	83	254
Recognized losses	2,524	292	3,694	2,921
Amortization of transition liability	—	—	7	9
Curtailment/settlement gain	—	(866)	—	—
Defined benefit plans pension expense (income)	2,936	(2,081)	4,923	3,294
Less Discontinued Operations included in above	—	(694)	—	—
Defined benefit plans pension expense (income) – continuing operations	$2,936	$(1,387)	$4,923	$3,294

Defined benefit pension expense in the first quarter of 2009 was $6.0 million higher than the comparable 2008 period.  This was principally due to lower than expected plan assets at the 2008 plan measurement date which resulted in a decrease in expected return on plan assets and an increase in recognized actuarial losses.

In the quarter ended March 31, 2009, the Company contributed $0.4 million and $6.5 million for the U.S. and international defined benefit pension plans, respectively.  The Company currently anticipates contributing an additional $2.8 million and $27.0 million for the U.S. and international plans, respectively, during the remainder of 2009.

In the quarter ended March 31, 2009, the Company’s contributions to multi-employer and defined contribution pension plans were $5.7 million and $2.5 million, respectively.

J.            New Financial Accounting Standards Issued

SFAS No. 157 “Fair Value Measurements” (“SFAS 157”)
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157 which defines fair value, establishes a framework for measuring fair value under GAAP, and expands fair value measurement disclosures.  The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.  FSP No. 157-2, “Effective Date of FASB Statement No. 157,” delayed the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008 (January 1, 2009 for the Company).

On January 1, 2009, the Company adopted SFAS 157 as it relates to nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities.  The adoption of SFAS 157, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on the consolidated financial statements.  The provisions of SFAS 157 will be applied at such time as nonrecurring fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that could be materially different than would have been calculated prior to the adoption of SFAS 157.

FSP No. 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”)
In December 2008, the FASB issued FASB Staff Position (“FSP”) 132(R)-1, which amends FASB Statement No. 132 (revised 2003) (“SFAS 132(R)”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to require disclosure of how investment allocation decisions are made; major categories of plan assets; inputs and valuation techniques used to measure fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets; and significant concentrations of risk within plan assets.  FSP FAS 132(R)-1 is effective for the Company’s year-end December 31, 2009 consolidated financial statements.  As FSP FAS 132(R)-1 only requires enhanced disclosures, this standard will only impact notes to the consolidated financial statements.

FSP No. 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”)
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 which amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  The FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.  The requirements include a presentation of fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107.  Previously, these disclosures were required only in annual financial statements.  FSP 107-1 and APB 28-1 becomes effective for the Company for interim reporting periods ending after June 15, 2009.  As FSP FAS 107-1 and APB 28-1 only requires additional disclosures, this standard will only impact notes to the consolidated financial statements.

FSP No. FAS 141(R)-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (“FSP FAS 141(R)-1”)
In April 2009, the FASB issued FSP FAS 141(R)-1 which amends and clarifies SFAS 141 (revised 2007), “Business Combinations (“SFAS 141(R)”), to address concerns about the application of SFAS 141(R) to assets and liabilities arising from contingencies in a business combination.  The FSP establishes a model similar to the one used under SFAS 141 to account for preacquisition contingencies.  Under the FSP, an acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period.  If the acquisition-date fair value cannot be determined, the acquirer applies the recognition criteria in SFAS 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss—an interpretation of FASB Statement No. 5,” to determine whether the contingency should be recognized as of the acquisition date or after it.  FSP FAS 141(R)-1 is effective for the Company for all business combinations after December 31, 2008.  The effect of its adoption will depend on the nature of contingencies in business combinations after the effective date.

K.           Derivative Instruments and Hedging Activities

On January 1, 2009, the Company adopted SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 requires enhanced disclosures about the use of derivative instruments, the accounting for derivatives, and how derivatives impact financial statements to enable investors to better understand their effects on a company’s financial position, financial performance and cash flows.

The Company has used derivative instruments, including swaps and forward contracts, to manage certain foreign currency, commodity price and interest rate exposures.  Derivative instruments are viewed as risk management tools by the Company and are not used for trading or speculative purposes.

All derivative instruments are recorded on the balance sheet at fair value.  Derivatives used to hedge foreign-currency-denominated balance sheet items are reported directly in earnings along with offsetting transaction gains and losses on the items being hedged.  Derivatives used to hedge forecasted cash flows associated with foreign currency commitments or forecasted commodity purchases may be accounted for as cash flow hedges, as deemed appropriate and if the criteria of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), are met.  Gains and losses on derivatives designated as cash flow hedges are deferred as a separate component of equity and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions.  The ineffective portion of all hedges, if any, is recognized currently in earnings.

The fair value of outstanding derivative contracts recorded as assets and liabilities in the accompanying March 31, 2009 Condensed Consolidated Balance Sheet were as follows:

(In thousands)	Balance Sheet Location	March 31, 2009
Asset Derivatives
Derivatives designated as hedging instruments under SFAS 133:
Commodity contracts	Other current assets	$3,119
Cross-currency interest rate swap	Other assets	42,278
Total derivatives designated as hedging instruments under SFAS 133		$45,397
Derivatives not designated as hedging instruments under SFAS 133:
Foreign currency forward exchange contracts	Other current assets	$2,925

Liability Derivatives
Derivatives not designated as hedging instruments under SFAS 133:
Foreign currency forward exchange contracts	Other current liabilities	$1,539

The effect of derivative instruments on the Condensed Consolidated Statements of Income for the three months ended March 31, 2009 was as follows:

Derivatives Designated as Hedging Instruments
(In thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity contracts	$1,105	Service Revenues	$2,438	Service Revenues	$(17)
Cross-currency interest rate swap	(19,583)	—	—	Cost of services sold	12,428	(a)

	$(18,478)		$2,438		$12,411

(a)      The gains offset currency fluctuation effects on the debt principal.

Derivatives Not Designated as Hedging Instruments
(In thousands)	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Foreign currency forward exchange contracts	Cost of services sold	$(3,543)

Commodity Derivatives
The Company periodically uses derivative instruments to hedge cash flows associated with selling price exposure to certain commodities.  The Company’s commodity derivative activities are subject to the management, direction and control of the Company’s Risk Management Committee, which approves the use of all commodity derivative instruments.

At March 31, 2009, the Company’s open commodity derivative contract positions qualified as cash flow hedges under the requirements of SFAS 133 and consisted of unsecured swap contracts maturing monthly through December 2009.  The notional value of these contracts is equal to the hedged volume multiplied by the strike price of the derivative and totaled $8.3 million.  All contracts are with major financial institutions.  In the event of non-performance by the other parties to the contracts, the Company may be exposed to credit loss.  The Company evaluates the credit worthiness of the counterparties and does not expect default by them.

Although earnings volatility may occur between fiscal quarters due to hedge ineffectiveness or if the derivatives do not qualify as cash flow hedges under SFAS 133, the economic substance of the derivatives provides more predictable cash flows by reducing the Company’s exposure to the commodity price fluctuations.

Foreign Currency Forward Exchange Contracts
The Company conducts business in many different currencies and, accordingly, is subject to the inherent risks associated with foreign exchange rate movements.  The financial position and results of operations of substantially all of the Company’s foreign subsidiaries are measured using the local currency as the functional currency.  Foreign currency denominated assets and liabilities are translated into U.S. dollars at the exchange rates existing at the respective balance sheet dates, and income and expense items are translated at the average exchange rates during the respective periods.  The aggregate effects of translating the balance sheets of these subsidiaries are deferred as a separate component of equity.

The Company uses derivative instruments to hedge cash flows related to foreign currency fluctuations.  At March 31, 2009, the Company had $236.2 million of contracted amounts of foreign currency forward exchange contracts outstanding.  These contracts are part of a worldwide program to minimize foreign currency exchange operating income and balance sheet exposure.  The unsecured contracts outstanding at March 31, 2009 mature at various times within nine months and are with major financial institutions.  The Company may be exposed to credit loss in the event of non-performance by the contract counterparties.  The Company evaluates the credit worthiness of the counterparties and does not expect default by them.  Foreign currency forward exchange contracts are used to hedge commitments, such as foreign currency debt, firm purchase commitments and foreign currency cash flows for certain export sales transactions.

The following tables summarize, by major currency, the contractual amounts of the Company’s foreign currency forward exchange contracts in U.S. dollars as of March 31, 2009.  The “Buy” amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the “Sell” amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies.

Foreign Currency Forward Exchange Contracts
(In thousands)	As of March 31, 2009
	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
British pounds sterling	Sell	$54,450	April 2009	$907
British pounds sterling	Buy	38,298	April through May 2009	276
Euros	Sell	40,781	April 2009	375
Euros	Buy	97,596	April through August 2009	(159)
Other currencies	Sell	4,505	December 2009	6
Other currencies	Buy	601	April through December 2009	(19)
Total		$236,231		$1,386

Cross-Currency Interest Rate Swap
In May 2008, the Company entered into a ten-year, $250.0 million cross-currency interest rate swap in conjunction with a debt issuance in order to lock in a fixed euro interest rate for $250.0 million of the issuance.  Under the swap, the Company receives interest based on a fixed U.S. dollar rate and pays interest on a fixed euro rate on the outstanding notional principal amounts in dollars and euros, respectively.  The cross-currency interest rate swap is recorded in the consolidated balance sheet at fair value, with changes in value attributed to the effect of the swaps’ interest spread recorded in Accumulated other comprehensive loss, which is a separate component of equity.  Changes in value attributed to the effect of foreign currency fluctuations are recorded in the income statement and offset currency fluctuation effects on the debt principal.

Fair Value of Derivative Assets and Liabilities
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  The Company utilizes market data or assumptions that the Company believes market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique.

The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  The three levels of the fair value hierarchy described below:

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

The following table presents information about the Company’s derivative assets and liabilities measured at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy.

(In thousands)	March 31 2009	December 31 2008
Assets:
Level 1	$—	$—
Level 2	48,322	61,244
Level 3	—	—
Total	$48,322	$61,244

Liabilities:
Level 1	$—	$—
Level 2	1,539	3,954
Level 3	—	—
Total	$1,539	$3,954

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

L.            2008 Restructuring Program

As a result of the deepening financial and economic crisis, in the fourth quarter of 2008 the Company initiated a restructuring program designed to improve organizational efficiency and enhance profitability and shareholder value by generating sustainable operating expense savings.  Under this program, the Company is principally exiting certain underperforming contracts with customers, closing certain facilities and reducing the global workforce.  Restructuring costs were incurred primarily in the Harsco Metals and Harsco Infrastructure Segments.  In the fourth quarter of 2008, the Company recorded net pre-tax restructuring and other related charges totaling $36.1 million, including $28.0 million in Other expenses, $5.8 million reduction in services revenue, a net $1.5 million related to pension curtailments and $0.8 million of other costs.  These restructuring actions are expected to be completed over the next nine months.

At March 31, 2009, the Company completed workforce reductions of 871 employees of a total expected workforce reduction of 1,429 employees related to these initiatives.  The majority of the remaining workforce reductions and exit activities are targeted for completion during 2009.

The restructuring accrual at March 31, 2009 and the activity for the March 2009 quarter attributable to each segment is as follows:

(In thousands)	Accrual December 31 2008	Adjustments to Previously Recorded Restructuring Charges*	Cash Expenditures	Remaining Accrual March 31 2009

Harsco Infrastructure Segment
Employee termination benefit costs	$1,806	$—	$(1,003)	$803
Cost to exit activities	1,963	(376)	(498)	1,089
Total Harsco Infrastructure Segment*	3,769	(376)	(1,501)	1,892

Harsco Metals Segment
Employee termination benefit costs	9,888	—	(4,421)	5,467
Cost to exit activities	656	—	—	656
Total Harsco Metals Segment	10,544	—	(4,421)	6,123

All Other Category - Harsco Minerals & Rail
Employee termination benefit costs	531	215	(707)	39
Total All Other Category - Harsco Minerals & Rail	531	215	(707)	39

Corporate
Employee termination benefit costs	113	—	(113)	—
Cost to exit activities	2,448	—	(229)	2,219
Total Corporate	2,561	—	(342)	2,219

Total	$17,405	$(161)	$(6,971)	$10,273

*	Adjustments to previously recorded cost to exit activities resulted from changes in facts and circumstances that led to changes in estimated costs.

The majority of the remaining cash expenditures of $10.3 million related to the 2008 actions are expected to be paid within the next nine months.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited financial statements as well as the Company’s annual Form 10-K for the year ended December 31, 2008, which included additional information about the Company’s critical accounting policies, contractual obligations, practices and the transactions that support the financial results, and provided a more comprehensive summary of the Company’s outlook, trends and strategies for 2009 and beyond.

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

Factors which could cause results to differ include, but are not limited to:  (1) changes in the worldwide business environment in which the Company operates, including general economic conditions; (2) changes in currency exchange rates, interest rates and capital costs; (3) changes in the performance of stock and bond markets that could affect, among other things, the valuation of the assets in the Company’s pension plans and the accounting for pension assets, liabilities and expenses; (4) changes in governmental laws and regulations, including environmental, tax and import tariff standards; (5) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services and technologies; (6) unforeseen business disruptions in one or more of the many countries in which the Company operates due to political instability, civil disobedience, armed hostilities, public health issues or other calamities; (7) the seasonal nature of the business; (8) the integration of the Company’s strategic acquisitions; (9) the amount and timing of repurchases of the Company’s common stock, if any; (10) the ongoing global financial and credit crisis, which could result in our customers curtailing development projects, construction, production and capital expenditures, which, in turn, could reduce the demand for our products and services and, accordingly, our sales, margins and profitability; (11) the financial condition of our customers, including the ability of customers (especially those that may be highly leveraged and those with inadequate liquidity) to maintain their credit availability; and (12) other risk factors listed from time to time in the Company’s SEC reports.  A further discussion of these, along with other potential factors, can be found in Part I, Item 1A, “Risk Factors,” of the Company’s Form 10-K for the year ended December 31, 2008.  The Company cautions that these factors may not be exhaustive and that many of these factors are beyond the Company’s ability to control or predict.  Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.  The Company undertakes no duty to update forward-looking statements except as may be required by law.

Executive Overview
In the first quarter of 2009, the global financial and economic crisis significantly impacted the Company’s results.  The three most significant obstacles impacting the Company were: the continued strengthening of the U.S. dollar; unprecedented low global steel production; and a lack of available credit that continued to adversely impact non-residential construction projects worldwide.  The Company does not anticipate any short-term improvement in these business drivers and expects to encounter these challenges for the remainder of 2009.

The Company’s first quarter 2009 revenues from continuing operations totaled $696.9 million, a decrease of $290.9 million or 29% from the first quarter of 2008.  The Company experienced lower volume levels resulting from a deterioration of global steel markets and weaker demand for infrastructure services, particularly in the United Kingdom.  Foreign currency translation decreased sales by $140 million and accounted for almost half of the decline in sales.  The Company’s geographic expansion strategy was maintained as revenues from emerging markets were approximately 20% of total revenues in the first quarter of 2009, compared with 20% for the first quarter of 2008 and 21% for calendar year 2008.  Operating income from continuing operations was $37.2 million compared with $99.4 million in 2008, a decrease of 63%.  Diluted earnings per share from continuing operations were $0.25, a 63% decrease from 2008.

In response to further deterioration of global markets in the first quarter of 2009, the Company supplemented its 2008 restructuring initiatives with additional countermeasures targeting expense reduction, revenue enhancement and asset optimization.  The combination of the 2008 and 2009 countermeasures will manifest themselves throughout 2009 and beyond.  Annualized benefits are now expected to approximate $100 million in total cost reductions.  Among the Company’s actions to minimize its cost structure include the redeployment of its mobile asset base in the Harsco Infrastructure and Harsco Metals Segments to focus on market segments that remain strong and provide growth opportunities, such as the relocation of infrastructure rental assets from the United Kingdom to the Middle East and Asia Pacific; the LeanSigma continuous improvement initiative and prudent reductions in capital spending.

The Company continues to have significant available liquidity and remains well-positioned from a financial flexibility perspective.  Cash flow from operations remained strong during the quarter, increasing by $7.6 million or 24% from the first quarter of 2008.  Cash flow from operations for all of 2009 is expected to be approximately $400 million and total capital expenditures are expected to be approximately $150 million.  This decreased level of capital expenditures compared with prior years will allow the Company to further enhance its balance sheet and maintain its dividend.  The Company’s cash flows are further discussed in the Liquidity and Capital Resources section.

Segment Overview
The Harsco Infrastructure Segment’s revenues in the first quarter of 2009 were $283.7 million compared with $378.8 million in the first quarter of 2008, a 25% decrease.  Operating income decreased by 50% to $18.8 million, from $37.8 million in the first quarter of 2008.  Operating margins for the segment declined by 340 basis points to 6.6% from 10.0% in the first quarter of 2008.  The lower revenue and operating income in the quarter were due principally to reduced end-market demand, particularly in the United Kingdom, and negative foreign currency translation effects.  The lower demand is being driven by the continued lack of available credit that has resulted in cancelled and delayed construction projects, as well as a significant decline in export sales of infrastructure-related equipment.  Harsco Infrastructure accounted for 41% of the Company’s revenues and 51% of the operating income for the first quarter of 2009.

Revenues for the first quarter of 2009 for the Harsco Metals Segment were $238.4 million compared with $416.7 million in the first quarter of 2008, a 43% decrease.  Unprecedented steel production cuts resulting from lower end-market demand drove 25% of the reduction in year-over-year sales and negative foreign currency translation contributed the remaining 18%.  This Segment generated an operating loss of $2.8 million in the first quarter of 2009, compared to operating income of $29.2 million in the first quarter of 2008.  Operating margins were (1.2%) for the first quarter of 2009 compared to 7.0% last year.  Harsco Metals accounted for 34% of the Company’s revenues for the first quarter of 2009.

Revenues in the first quarter of 2009 for the All Other Category (“Harsco Minerals & Rail”) were $174.7 million compared with $192.2 million in the first quarter of 2008, a decrease of 9%.  Operating income decreased by 31% to $23.4 million, from $33.9 million in the first quarter of 2008 due principally to volume and commodity price declines in the reclamation and recycling services business.  Operating margins for the Segment decreased by 430 basis points to 13.4% from 17.7% in the first quarter of 2008.  The rail services and air-cooled heat exchanger businesses recorded increased revenues due to continued strong demand.  All businesses except the air-cooled heat exchangers business recorded lower operating income in the first quarter of 2009 compared with the first quarter of 2008.  The reclamation and recycling services business continued to be adversely impacted by a lack of metals production and depressed commodity prices.  The All Other Category accounted for 25% of the Company’s revenues and 63% of the operating income for the first quarter of 2009.

Outlook Overview
The Company’s operations span several industries and products as more fully discussed in Part I, Item 1, “Business,” of the Company’s Form 10-K for the year-ended December 31, 2008.  On a macro basis, the Company is affected by non-residential and infrastructure construction and infrastructure maintenance and capital improvement activities; worldwide steel mill production and capacity utilization; industrial production volume and maintenance activity; and the general business trend towards the outsourcing of services.  The overall outlook for 2009 for most of these business drivers remains challenging due to the impact of the global recession.  While some recovery may begin in 2009, it appears more substantial benefits of a general economic upswing and government stimulus packages may be delayed into 2010.

The substantial strengthening of the U.S. dollar in the fourth quarter of 2008, and its continued appreciation in the first quarter of 2009, is expected to have a significant adverse impact on the Company’s performance in 2009.  Additionally, the Company’s pension plans’ assets declined in value at December 31, 2008, consistent with the weakening economy and will result in significantly increased defined benefit pension expense of approximately $24 million during 2009.

In the fourth quarter of 2008, the Company implemented a restructuring program designed to improve organizational efficiency and enhance profitability and stockholder value.  The restructuring program included exiting from certain underperforming contracts with customers, closing certain facilities and reducing the Company’s global workforce.  The actions taken in 2008 were supplemented by additional countermeasures targeting expense reduction, revenue enhancement and asset optimization in the first quarter of 2009.  The combination of the 2008 and 2009 countermeasures will manifest themselves throughout 2009 and beyond.  Annualized benefits are now expected to approximate $100 million in total cost reductions.  Targeted reductions in capital spending, coupled with redeployment of equipment from slowing markets into strategically important, growing markets will also help control cash flow and contribute to liquidity.  The Company is confident its strong balance sheet, available liquidity and ability to generate strong cash flows position it to take advantage of reversing economic trends as they occur.  Current economic conditions may provide the Company with expansion opportunities to pursue its prudent acquisition strategy of seeking accretive, bolt-on acquisitions.

The long-term outlook across the global footprint of the Harsco Infrastructure business remains positive.  The near-term outlook however, is challenging due to the global recession.  This Segment will leverage its global breadth and mobile asset base to relocate equipment to focus on emerging markets as well as market segments that remain stable such as infrastructure maintenance services, and institutional services such as hospitals and education, and global infrastructure work.  Operating performance for this Segment in the long term is expected to continue to benefit from the execution of numerous global government stimulus packages which are expected to fund much needed infrastructure projects; selective strategic investments and acquisitions in existing and new markets; and enterprise business optimization opportunities including new technology applications, consolidated procurement and logistics; and LeanSigma continuous improvement initiatives.

The long-term outlook for the Harsco Metals Segment remains stable as the global steel market is expected to grow at more historical rates over the long-term.  The key factor behind this anticipated growth is the demand from emerging economies for significant infrastructure development needs.  The near-term outlook, however, is extremely challenging due to the global recession which has deeply cut into demand for steel and associated steel production.  Steel demand is expected to begin to stabilize in the latter half of 2009, leading to a mild recovery in 2010.  It is expected that some of this impact will be mitigated by lower fuel costs, improved overall contract performance, new contract signings, and cost optimization initiatives the Company is currently implementing.  The Segment continues to engage in enterprise business optimization initiatives including active engagement of the LeanSigma continuous improvement program, which over time is expected to result in broad-scale improvement in business practices and consequently operating margin.  In addition, new contract signings and start-ups, as well as the Company’s geographic expansion strategy, particularly in emerging markets, are expected to gradually have a positive effect on results in the longer term.

For the All Other Category (Harsco Minerals & Rail), the long-term outlook also remains positive, as recovery from the global recession will provide opportunity to expand activity in the businesses.  The near-term outlook however, for the reclamation and recycling services business, which recovers and recycles high-value metals, is negatively impacted by a significant decline in production volume and metal prices that has carried over from 2008.  The Company continues to experience strong bidding activity in its railway track maintenance services and equipment business and the large China order from 2007 will underpin its strength through 2011.  Longer term, the Company also anticipates new contract opportunities for its minerals and recycling technologies business, and potential geographic expansion opportunities within its industrial products businesses.

Revenues by Region
	Total Revenues Three Months Ended March 31		Percentage Change From 2008 to 2009
(In millions)	2009	2008	Volume	Currency	Total
Western Europe	$289.5	$462.8	(16.4)%	(21.0)%	(37.4)%
North America	269.6	323.7	(15.1)	(1.6)	(16.7)
Latin America (a)	39.1	61.1	(12.3)	(23.7)	(36.0)
Middle East and Africa	55.0	60.3	(3.9)	(4.9)	(8.8)
Eastern Europe	22.8	44.4	(21.2)	(27.5)	(48.7)
Asia/Pacific	20.9	35.5	(17.7)	(23.5)	(41.2)
Total	$696.9	$987.8	(15.3)%	(14.2)%	(29.5)%
(a)	Includes Mexico.

2009 Quarterly Highlights
The following significant items affected the Company overall during the first quarter of 2009 in comparison with the first quarter of 2008:

Company Wide:
•
Revenues and operating income were impacted by the economic turbulence of the global recession: the value of the U.S. dollar increased significantly, accounting for 48% of the sales decline and 23% of the decline in operating income; global steel production, which declined in the latter part of 2008, remained at unprecedentedly low levels; and lending and credit practices in response to the ongoing financial crisis continued to adversely affect non-residential construction projects world-wide.

•
During the first quarter of 2009, the Company’s operating income benefitted from the restructuring actions implemented in the fourth quarter of 2008.  Operational improvements were also recognized as a result of additional countermeasures enacted during the first quarter of 2009 targeting expense reduction, revenue enhancement and asset optimization.  The combination of the 2008 and 2009 countermeasures will manifest themselves throughout 2009 and beyond with annualized benefits that are now expected to approximate $100 million in total cost reductions.

•
Defined benefit pension expense increased $6.0 million due to lower plan assets at the 2008 plan measurement date which resulted in a decrease in expected return on plan assets and an increase in recognized actuarial losses in 2009.

•
Major currency declines occurred in the British pound sterling (28%), the euro (15%) and Poland’s zloty (35%), as well as most other significant currencies, reducing both revenues and operating income during the first quarter of 2009.

•	The Company’s debt declined by $17.1 million during the first quarter of 2009, due to reductions in growth capital expenditures during the quarter and the effect of foreign currency translation.
•	Cash flow from operations remained strong during the quarter, increasing by $7.6 million or 24% from the first quarter of 2008.

Harsco Infrastructure Segment:
	Three Months Ended March 31
(In millions)	2009	2008
Revenues	$283.7	$378.8
Operating income	18.8	37.8
Operating margin percent	6.6%	10.0%

Harsco Infrastructure Segment – Significant Impacts on Revenues	Three Months Ended March 31
(In millions)
Revenues – 2008	$378.8
Impact of foreign currency translation	(59.2)
Net decreased volume	(37.6)
Acquisitions	1.7
Revenues – 2009	$283.7

Harsco Infrastructure Segment – Significant Impacts on Operating Income:
•
In the first quarter of 2009, the Segment’s operating results decreased due to reduced non-residential, commercial and infrastructure construction spending, particularly in the United Kingdom.  This was partially offset by improvements in emerging economies in the Middle East and Latin America regions, as well as global industrial maintenance.  The Company has benefited from its capital investments made in these markets and its ability to easily redeploy equipment throughout the globe.

•	Defined benefit pension expense increased $2.5 million in the first quarter of 2009 compared to the first quarter of 2008.
•	Foreign currency translation in the first quarter of 2009 decreased operating income for this Segment by $5.9 million, compared with the first quarter of 2008.

Harsco Metals Segment:
	Three Months Ended March 31
(In millions)	2009	2008
Revenues	$238.4	$416.7
Operating income (loss)	(2.8)	29.2
Operating margin percent	(1.2)%	7.0%

Harsco Metals Segment – Significant Impacts on Revenues	Three Months Ended March 31
(In millions)
Revenues – 2008	$416.7
Net decreased volume	(104.7)
Impact of foreign currency translation	(73.6)
Revenues – 2009	$238.4

Harsco Metals Segment – Significant Effects on Operating Income:
•	Revenues, operating income and margins for the first quarter of 2009 were negatively affected by unprecedented declines in global steel production and the strong U.S. dollar.
•	Foreign currency translation in the first quarter of 2009 decreased operating income for this Segment by $7.0 million, compared with the first quarter of 2008.
•
During the first quarter of 2009, the Company’s operating income benefitted from the restructuring actions implemented in the fourth quarter of 2008.  Operational improvements were also recognized as a result of additional countermeasures implemented during the first quarter of 2009 targeting expense reduction, revenue enhancement and asset optimization.

All Other Category – Harsco Minerals & Rail:
	Three Months Ended March 31
(In millions)	2009	2008
Revenues	$174.7	$192.2
Operating income	23.4	33.9
Operating margin percent	13.4%	17.7%

All Other Category – Harsco Minerals & Rail – Significant Impacts on Revenues	Three Months Ended March 31
(In millions)
Revenues – 2008	$192.2
Minerals and recycling technologies	(13.0)
Impact of foreign currency translation	(7.6)
Industrial grating products	(6.0)
Air-cooled heat exchangers	5.1
Railway track maintenance services and equipment	4.8
Other changes not individually discussed	(0.8)
Revenues – 2009	$174.7

All Other Category – Harsco Minerals & Rail – Significant Impacts on Operating Income:
•	The railway track maintenance services and equipment business operating income decreased from 2008 due principally to the timing of equipment sales.
•	Operating income for reclamation and recycling services was lower in 2009 due to significantly lower metal prices, continued steel mill production declines and product mix.
•	Strong demand in the natural gas market resulted in increased volume and operating income for the air-cooled heat exchangers business.
•	The economic downturn, customer decreases in inventory levels and increased steel prices compared to 2008 contributed to a reduction in operating income for the industrial grating products business.
•	Operating income for the boiler and process equipment business was below 2008 levels due principally to a gain on the sale of an asset in the first quarter of 2008 that was not repeated in 2009.
•	Operating income for the roofing granules and abrasives business was slightly below the first quarter of 2008 due to decreased sales volume.
•	Foreign currency translation in the first quarter of 2009 decreased operating income for the All Other Category by $0.9 million compared with the first quarter of 2008.

Outlook, Trends and Strategies

Company Wide:
The global recession has created uncertainty and anxiety throughout the world.  A strengthened U.S. dollar compared to 2008; unprecedented reductions in global steel production; and the cancellation and deferral of certain construction projects and sales due to the tightening of credit have caused the Company’s near-term prospects to become more difficult.  The year 2009 is expected to be very challenging.  The major challenges facing the Company include the following:

•	Overall instability of the global financial markets and economies – the global economic recovery previously anticipated to begin in the second half of 2009 cannot now be predicted with any certainty.
•	Continued strengthening of the U.S. dollar.
•	Tightened credit markets that limit the ability of the Company’s customers to obtain financing.
•	Substantial and unprecedented reductions in global steel production.
•	Depressed commodity prices, particularly high-value metals.

In response to this global financial and economic crisis, the Company has and will continue to proactively and aggressively implement a number of countermeasures to reinforce 2009 and future performance, including:

•
In the fourth quarter of 2008, the Company implemented a restructuring program designed to improve organizational efficiency and enhance profitability and stockholder value.  The restructuring program included exiting from certain underperforming contracts with customers, closing certain facilities and reducing the Company’s global workforce.  The actions taken in 2008 were supplemented by additional countermeasures targeting expense reduction, revenue enhancement and asset optimization in the first quarter of 2009.  The combination of the 2008 and 2009 countermeasures will manifest themselves throughout 2009 and beyond.  Additional countermeasures will be implemented as necessary.  Annualized benefits are now expected to approximate $100 million in total cost reductions.

•	Cutting costs across the enterprise, including reducing or eliminating discretionary spending to match market conditions.
•
Prudently reducing growth capital expenditures in 2009 while redeploying equipment from slowing markets to new projects in strategically important and economically strong areas such as the Middle East and Africa, Asia-Pacific, and several other key regions.

•	Accelerating growth initiatives, particularly in emerging markets.
•	Targeted, bolt-on, prudent strategic acquisitions.

While the global economic conditions remain uncertain and turbulent, the Company believes it is well-positioned to capitalize on opportunities and execute strategic initiatives based upon its strong balance sheet, available liquidity and its ability to generate strong operating cash flows.  The Company is confident that the previously mentioned actions along with its LeanSigma continuous improvement program will significantly reduce the Company’s cost structure, further enhancing its financial strength.  Additionally, the Company’s global footprint; diversity of services and products; long-term mill services contracts; portability and mobility of infrastructure services equipment; and large infrastructure services customer base help mitigate its overall exposure to changes in any one single economy.  However, further deterioration of the global economies could still have an adverse impact on the Company’s operating results.

Looking to the remainder of 2009 and beyond, the following significant items, trends and strategies are expected to affect the Company:

•
The Company will continue its disciplined focus on expanding its industrial services businesses, with a particular emphasis on prudently growing the Harsco Infrastructure Segment, especially in emerging economies and other targeted markets.  Growth is expected to be achieved through the provision of additional services to existing customers, new contracts in both developed and emerging markets, and targeted, strategic, bolt-on acquisitions.  Additionally, new higher-margin service and sales opportunities in the minerals and rail businesses will be pursued globally.

•	Management will continue to be very selective and disciplined in allocating capital, choosing projects with the highest Economic Value Added (“EVA”) potential.
•
The Company anticipates global government stimulus packages to fund much needed infrastructure projects throughout the world.  The Harsco Infrastructure Segment, as well as the Harsco Rail business, are well positioned with their engineering expertise and the capital investment base to take advantage of these expected opportunities.

•
Continued global implementation of the Company’s enterprise-wide LeanSigma continuous improvement program, which was initiated in 2008, should provide long-term benefits and improve the overall performance of the Company through a reduced cost structure and increased efficiency.

•
In addition to LeanSigma, the Company will continue to implement enterprise-wide business optimization initiatives to further enhance margins for most businesses.  These initiatives include improved supply-chain and logistics management; capital employed optimization; and added emphasis on global procurement and marketing.

•
The Company will place a strong focus on corporate-wide expansion into emerging economies in the coming years to better balance its geographic footprint.  More specifically, within the next three to five years, the Company’s global growth strategies include steady, targeted expansion, particularly in the Middle East and Africa, Asia/Pacific and Latin America to further complement the Company’s already-strong presence throughout Western Europe and North America.  This strategy is expected to result in a significant increase to the Company’s presence in these markets to approximately 30% of total Company revenues over the next three years and closer to 40% in the longer-term.  Revenues in these markets were approximately 20% of the Company’s total revenues for both the first quarter of 2009 and 2008.  Over time, the improved geographic footprint will also benefit the Company through further diversification of its customer base.

•
Volatility in energy and commodity costs (e.g., crude oil, natural gas, steel, etc.) and worldwide demand for these commodities could impact the Company’s operating costs and its ability to obtain necessary raw materials.  Cost increases could result in reduced operating income for certain products and services, to the extent that such costs cannot be passed on to customers.  Cost decreases could result in increased operating income to the extent that such cost savings do not need to be passed to customers.  However, increased volatility in energy and commodity costs may provide additional service opportunities for the Harsco Metals Segment and several businesses in the All Other Category (Harsco Minerals & Rail) as customers may tend to outsource more services to reduce overall costs.  Volatility may also provide opportunities in the Harsco Infrastructure Segment for additional petrochemical plant maintenance and capital improvement projects.  As part of its on-going enterprise-wide optimization initiatives noted above, the Company is implementing programs to help mitigate these costs.

•
The continued strengthening of the U.S. dollar in the first quarter of 2009 created a negative effect on the Company’s sales, operating income and equity from foreign currency translation.  If the U.S. dollar continues to strengthen in 2009, particularly in relationship to the euro, British pound sterling or the Eastern European currencies, the impact on the Company would generally be negative in terms of reduced revenue, operating income and equity.  Additionally, even if the U.S. dollar remains at its current value as of March 31, 2009, the Company’s revenue and operating income will be negatively impacted in comparison to 2008.  Should the U.S. dollar weaken in relationship to these currencies, the effect on the Company would generally be positive in terms of higher revenue, operating income and equity.

•
Since December 2007, the Company has reduced variable rate debt from 49% of its total borrowings to 11% at March 31, 2009.  This decrease resulted from the repayment of commercial paper borrowings during the second quarter of 2008 with the proceeds from the May 2008 U.S. senior notes offering, coupled with strong operating cash flows in 2008 and an additional reduction in commercial paper and other borrowings during the first quarter of 2009.  The Company manages the mix of fixed-rate and floating-rate debt to preserve adequate funding flexibility, as well as to control the effect of interest-rate changes on consolidated interest expense.  At March 31, 2009, a one percentage point change in variable interest rates would change interest expense by approximately $1.1 million per year.  Strategies to further reduce related risks are under consideration.

•
Total defined benefit pension expense for 2009 will be substantially higher than in 2008 due to the decline in pension asset values during the second half of 2008.  This decline was due to the financial crisis and the deterioration of global economic conditions.  In an effort to mitigate a portion of this overall increased cost for 2009, the Company implemented additional plan design changes for the U.K. defined benefit pension plan so that accrued service is no longer granted for periods after December 31, 2008.  This action was part of the Company’s overall strategy to reduce pension expense and volatility.

•
As the Company continues the strategic expansion of its global footprint, the 2009 effective income tax rate is expected to be lower than the 2008 effective income tax rate.  The effective income tax rate for continuing operations in the first quarter of 2009 was 6.7% compared to 29.0% in the first quarter of 2008.  The decrease in the effective income tax rate for the first quarter of 2009 was due to net discrete tax benefits recognized in the March 2009 quarter, coupled with a decline in earnings in jurisdictions with higher tax rates.  The net discrete benefits related primarily to a change in the Company’s decision to permanently reinvest additional earnings for certain non-U.S. subsidiaries which were previously not considered permanently reinvested.  For the remaining quarters of 2009, the effective income tax rate is expected to be in the area of 26%.

•
Building on the record 2008 operating cash flows, the Company expects continued strong cash flows from operating activities in 2009; albeit not at record levels.  The Company also plans to significantly reduce the amount of cash invested for capital expenditures during 2009 to approximately $150 million compared to the $458 million expended in 2008.  The Company believes that in the current economic environment, the mobile nature of its capital investment pool will facilitate strategic growth initiatives in the near term, lessening the need for growth capital expenditures for 2009.

•
The Company performed required annual testing for goodwill impairment as of October 1, 2008 and all reporting units of the Company passed the step one testing thereby indicating that no goodwill impairment exists.  Additionally, the Company determined that as of March 31, 2009 no interim impairment testing was necessary.  However, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

•
The Company has operations in and sales to countries that have encountered certain public health issues such as the swine flu outbreak.  Should these public health issues worsen or spread to other countries, the Company may be negatively impacted through reduced sales to and within these countries and other countries affected by such diseases.

Harsco Infrastructure Segment:
•
A stronger U.S. dollar would continue to adversely impact sales and operating income of the Harsco Infrastructure Segment, as approximately 80% of this business operates outside the United States.  The near-term outlook for the Harsco Infrastructure Segment will be negatively impacted by continued uncertainty in the global credit markets, which has deferred certain equipment sales and some construction projects.  The current weakness in the commercial construction market, particularly in Western Europe and the United States, is being partially offset by a steady level of activity from the Company’s infrastructure maintenance services, institutional and global infrastructure projects, and continued overall growth in the Gulf region of the Middle East.

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

Harsco Metals Segment:
•
A stronger U.S. dollar would continue to adversely impact the sales and operating income of the Harsco Metals Segment, as approximately 80% of this business operates outside the United States.  As economic uncertainties that started in mid-2008 have developed into a global recession, steel demand has declined and, globally, steel companies have significantly scaled back production.  These customer actions had a significant negative impact on the Harsco Metals Segment’s results in the first quarter of 2009.  While global demand for steel remains weak, steel production cuts of this depth and breadth are not expected to be sustainable for long periods of time.  However, the Company does not foresee any measurable pick-up in this Segment’s operations until at least the second half of 2009.

•
Benefits from the restructuring program implemented in the fourth quarter of 2008 and additional countermeasures implemented in the first quarter of 2009 should improve the operational efficiency and enhance profitability of the Harsco Metals Segment in 2009 and beyond.  Initiatives included the exit of underperforming contracts with customers and underperforming operations; defined benefit pension plan design changes; overall reduction in global workforce; and substantially reducing discretionary spending.

•
The Company will continue to place significant emphasis on improving operating margins of this Segment.  Margin improvements are most likely to be achieved as a result of cost reduction initiatives, renegotiating or exiting contracts with lower-than-acceptable returns, principally in North America; internal enterprise business optimization efforts; divesting low-margin product lines; continuing to execute a geographic expansion strategy in the Middle East and Africa, Latin America and Asia/Pacific; and implementing continuous improvement initiatives including LeanSigma projects, global procurement initiatives, site efficiency programs, technology enhancements, maintenance best practices programs and reorganization actions.

•	The Company will continue to diversify its customer base by reallocating assets to new customers in emerging markets.
•
Further consolidation in the global steel industry is possible.  Should additional consolidations occur involving some of the steel industry’s larger companies that are customers of the Company, it would result in an increase in concentration of revenues and credit risk for the Company.  If a large customer were to experience financial difficulty, or file for bankruptcy protection, it could adversely impact the Company’s income, cash flows and asset valuations.  As part of its credit risk management practices, the Company closely monitors the credit standing and accounts receivable position of its customer base.  Further consolidation may also increase pricing pressure on the Company and the competitive risk of services contracts which are due for renewal.  Conversely, such consolidation may provide additional service opportunities for the Company as the Company believes it is well-positioned competitively.  As a result of this customer concentration, a key strategy of the Company is to diversify its customer base.

•
In the first quarter of 2009, ArcelorMittal notified the Company that it would unilaterally revise the fixed-fee provisions of certain contracts between the parties with the intended effect resulting in a significant price reduction to the Company.  The Company subsequently notified ArcelorMittal that the Company believes that ArcelorMittal’s actions are a breach of these contracts and that the Company will take all necessary and appropriate actions to protect its legal rights to collect all amounts, which have been invoiced strictly according to the terms of valid and legally binding contracts.  Discussions between the parties continue but it is possible that the parties may need to resort to third-party resolution of this issue.  Should discussions between the parties reach an impasse or require third-party resolution, the collection of the unpaid fixed-fee component of the Company’s billings could be delayed.  As of March 31, 2009, accounts receivable of approximately $4 million of fixed fee billings, related to this contractual breach, had not been approved for payment by ArcelorMittal.  The Company assesses the collectability of receivables on a monthly basis and would be required to record an allowance against such receivables if there comes a point when collectability is no longer reasonably assured.  Should the Company be required to record such an allowance, it would have a negative impact on the results of operations for the specific period in which the expense was recorded.  Additionally, should the Company reach the point that it believed collectability was not reasonably assured, it would be required to adjust its revenue recognition practices to recognize future amounts billed on a cash basis, rather than the accrual basis, until such time as collectability once again became reasonably assured.  ArcelorMittal represented approximately 10% of the Company’s sales in the years ended December 31, 2008, 2007 and 2006.  Sales to ArcelorMittal were less than 10% of the Company’s sales in the first quarter of 2009 due primarily to reduced steel production levels; the Company’s exiting a number of underperforming contracts with ArcelorMittal; and a stronger U.S. dollar.  The Company expects ArcelorMittal sales throughout 2009 to continue to represent less than 10% of the Company’s sales for similar reasons.  It is possible that the eventual outcome of this alleged breach of contract could negatively impact the Company’s long-term relationship with this customer and, as a result, the Company’s financial position, results of operations and cash flows could be negatively impacted.  Of all of the Company’s major customers in the Harsco Metals Segment, the EVA on contracts with ArcelorMittal are the lowest in the portfolio.  Contracts with ArcelorMittal are long-term contracts, such that any impact on the Company’s future results of operations would occur over a number of years.

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

•
U.S. railway track maintenance service opportunities are expected to arise from the American Recovery and Reinvestment Act of 2009 as many states have started listing budget proposals for track services under this stimulus package.  International demand for the railway track maintenance services and equipment business’s products and services is expected to be strong in both the near term and the long term.  A large multi-year equipment order with China is an example of the underlying strength of the international markets.  Due to long lead-times, this order, signed in 2007, is expected to generate most of its revenues during 2009 through 2011.  In addition, further implementation of LeanSigma continuous improvement initiatives are expected to improve margins on a long-term basis.

•
Worldwide supply and demand for steel and other commodities impact raw material costs for certain businesses in this Category.  The Company has implemented strategies to help mitigate the potential impact that changes in steel and other commodity prices could have on operating income.  If steel or other commodity costs associated with the Company’s manufactured products increase and the costs cannot be passed on to the Company’s customers, operating income would be adversely affected.  Conversely, reduced steel and other commodity costs would improve operating income to the extent such savings do not have to be passed to customers.

•
The air-cooled heat exchangers business continues to explore international opportunities in addition to further growth in its customary North American markets.  The Company’s first sales of air-cooled heat exchangers in the Asia/Pacific region are expected in the second half of 2009.  Overall sales are expected to be negatively impacted by a lower level of industrial demand for natural gas expected throughout 2009 and possibly into 2010 as a result of the global recession.

Results of Operations

	Three Months Ended March 31
(Dollars are in millions, except per share and percentages)	2009		2008 (a)
Revenues from continuing operations	$696.9		$987.8
Cost of services and products sold	536.9		731.0
Selling, general and administrative expenses	125.0		156.6
Other income	(2.8)		(0.3)
Operating income from continuing operations	37.2		99.4
Interest expense	15.3		17.1
Income tax expense from continuing operations	1.5		24.2
Income from continuing operations	21.0		59.4
Income (loss) from discontinued operations	(1.2)		0.1
Net income attributable to Harsco Corporation	18.6		57.0
Diluted earnings per common share from continuing operations	0.2	5	0.6	7
Diluted earnings per common share	0.2	3	0.6	7
Effective income tax rate for continuing operations	6.7%		29.0%

(a)
 On January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Statements-an amendment to ARB No. 51,” that required 2008 to be retrospectively adjusted for comparative purposes.

Comparative Analysis of Consolidated Results

Revenues
Revenues for the first quarter of 2009 decreased $290.9 million or 29% from the first quarter of 2008.  The decrease was attributable to the following significant items:

Changes in Revenues – 2009 vs. 2008	First Quarter
(In millions)
Effect of foreign currency translation.	$(140.4)
Net decreased volume (excluding acquisitions) in the Harsco Metals Segment principally due to the deterioration of the global steel markets and decline in steel production.	(104.7)
Net decreased volume (excluding acquisitions) in the Harsco Infrastructure Segment principally due to weaker demand in the United Kingdom.	(37.6)
Decreased revenues of the reclamation and recycling business due to commodity pricing.	(13.0)
Decreased revenues in the industrial grating products business due to weaker demand.	(6.0)
Increased revenues of the air-cooled heat exchangers business due to a strong natural gas market.	5.1
Effect of business acquisitions in the Harsco Infrastructure Segment.	1.7
Other (minor changes across the various units not already mentioned).	4.0
Total Change in Revenues – 2009 vs. 2008	$(290.9)

Cost of Services and Products Sold
Cost of services and products sold for the first quarter of 2009 decreased $194.1 million, or 27%, from the first quarter of 2008.  This decrease was attributable to the following significant items:

Changes in Cost of Services and Products Sold – 2009 vs. 2008	First Quarter
(In millions)
Effect of foreign currency translation.	$(103.0)
Decreased costs due to lower revenues, reduced spending and cost containment (exclusive of the effect of foreign currency translation and business acquisitions, and including the impact of increased commodity costs included in selling prices).	(104.4)
Effect of business acquisitions.	1.1
Other (product/service mix and increased equipment maintenance costs, partially offset by enterprise business optimization initiatives and volume-related efficiencies).	12.2
Total Change in Cost of Services and Products Sold – 2009 vs. 2008	$(194.1)

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the first quarter of 2009 decreased $31.6 million or 20% from the first quarter of 2008.  The decrease was attributable to the following significant items:

Changes in Selling, General and Administrative Expenses – 2009 vs. 2008	First Quarter
(In millions)
Effect of foreign currency translation.	$(23.4)
Reduced travel expenses due to discretionary spending reductions.	(2.5)
Decreased compensation expense due principally to lower employee incentive plan costs and restructuring actions.	(2.4)
Lower professional fees.	(1.5)
Decreased commissions resulting from change in price/mix of products sold.	(1.0)
Effect of business acquisitions.	0.5
Other (due to spending reductions).	(1.3)
Total Change in Selling, General and Administrative Expenses – 2009 vs. 2008	$(31.6)

Other Income
This income statement classification includes impaired asset write-downs, employee termination benefit costs and costs to exit activities, offset by net gains on the disposal of non-core assets.  Net other income increased from $0.3 million in the first quarter of 2008 to $2.8 million in the first quarter of 2009 due principally to a $3.3 million increase in gains on the sale of non-core assets.

Interest Expense
Interest expense for the first quarter of 2009 decreased $1.8 million or 11% from the first quarter of 2008.  This decrease was principally due to foreign currency translation that lowered interest expense by $2.3 million.

Income Tax Expense from Continuing Operations
Income tax expense from continuing operations decreased $22.7 million or 94% for the first quarter of 2009 compared with the first quarter of 2008.  This was due to decreased earnings from continuing operations and a decrease in the effective income tax rate from continuing operations to 6.7% for the first quarter of 2009 compared with 29.0% for the first quarter of 2008.  The decrease in the effective income tax rate for the first quarter of 2009 was due in part to a decline in earnings in jurisdictions with higher tax rates.  The effective tax rate also reflects net discrete benefits of $4.2 million that related primarily to a change in the Company’s decision to permanently reinvest additional earnings for certain non-US subsidiaries which were previously not considered permanently reinvested.

Income from Continuing Operations
Income from continuing operations decreased $38.4 million or 65% in the first quarter of 2009 compared with the first quarter of 2008.  This decrease resulted from slowed demand for most of the Company’s services and products as a result of the global recession and the effect of unfavorable foreign currency translation.

Income (loss) from Discontinued Operations
The loss from discontinued operations totaled $1.2 million in the first quarter of 2009 compared to income of $0.1 million in the first quarter of 2008.  Discontinued operations consisted of the Company’s Gas Technologies Segment, the sale of which was completed in December 2007.

Net Income Attributable to Harsco Corporation and Earnings Per Share
Net income attributable to Harsco Corporation of $18.6 million and diluted earnings per share of $0.23 in the first quarter of 2009 were lower than the first quarter of 2008 by $38.4 million or 67% and $0.44 or 66%, respectively.  These decreases are primarily due to decreased income from continuing operations for the reasons described above.

Liquidity and Capital Resources

Overview
Global financial markets have been under stress due to poor lending and investment practices and sharp declines in real estate values.  As a result, broad-based tightening of credit conditions has occurred which has restrained economic growth.  In response to these changes in the global economic conditions, the Company has undertaken several initiatives to conserve capital and enhance liquidity including prudently reducing capital spending to only critical projects where the highest returns can be achieved while redeploying existing capital investments; optimizing worldwide cash positions; reducing or eliminating discretionary spending; and additional scrutiny and tightening of credit terms with customers.  Despite the tightening of credit markets around the world, the Company continues to have significant available liquidity and has been able to issue commercial paper as needed.  The Company currently expects operational and business needs to be covered by cash from operations in 2009 and beyond.

During the first quarter of 2009, the Company generated $39.6 million in operating cash, 24% higher than the $32.0 million in the first quarter of 2008.  This increase was primarily due to lower receivables as a result of reduced sales volume and improved collection efforts, coupled with reduced spending on inventory based on current market demand.  These increases were partially offset by lower net income and reduced spending levels resulting in lower accounts payable.

In the first quarter of 2009, the Company invested $36.0 million in capital expenditures (49% of which were for revenue-growth projects) and paid $15.6 million in stockholder dividends.

The Company’s net cash borrowings decreased $10.9 million in the first quarter of 2009.  Balance sheet debt, which is affected by foreign currency translation, decreased $17.1 million from December 31, 2008.  The debt to total capital ratio increased from 41.1% at December 31, 2008 to 41.9% at March 31, 2009 as a result of lower equity due to the effects of foreign currency translation.

Despite global economic conditions, the Company’s strategic objectives for 2009 include the continued generation of strong operating cash flows.  The Company plans to sustain its balanced portfolio through its strategy of redeploying discretionary cash for disciplined growth and international diversification in the Harsco Infrastructure Segment; in long-term, high-return and high-renewal-rate services contracts for the Harsco Metals Segment, principally in emerging economies or for customer diversification; for growth and international diversification in the All Other Category (Harsco Minerals & Rail); and for targeted, bolt-on acquisitions in the industrial services businesses.  The Company also foresees continuing its long and consistent history of paying dividends to stockholders.

The Company continues to focus on improving working capital management.  Specifically, short-term and long-term enterprise business optimization programs are being used to continue to further improve the effective and efficient use of working capital, particularly accounts receivable and inventories in the Harsco Infrastructure and Harsco Metals Segments.

Sources and Uses of Cash
The Company’s principal sources of liquidity are cash from operations and borrowings under its various credit agreements, augmented periodically by cash proceeds from non-core asset sales.  The primary drivers of the Company’s cash flow from operations are the Company’s sales and income, particularly in the services businesses.  The Company’s long-term Harsco Metals contracts provide a predictable level of minimum cash flows for several years into the future.

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

Major uses of operating cash flows and borrowed funds include capital investments, principally in the industrial services business; payroll costs and related benefits; pension funding payments; inventory purchases for the manufacturing businesses; income tax payments; debt principal and interest payments; insurance premiums and payments of self-insured casualty losses; and machinery, equipment, automobile and facility rental payments.  Cash is also used for targeted, bolt-on acquisitions as the appropriate opportunities arise.

Resources available for cash requirements – The Company meets its on-going cash requirements for operations and growth initiatives by accessing the public debt markets and by borrowing from banks.  Public markets in the United States and Europe are accessed through its commercial paper programs and through discrete term note issuance to investors.  Various bank credit facilities are also available throughout the world.  The company expects to utilize both the public debt markets and bank facilities to meet its cash requirements in the future.

The following table illustrates the amounts outstanding under credit facilities and commercial paper programs and available credit as of March 31, 2009:

Summary of Credit Facilities and Commercial Paper Programs
(In millions)	Facility Limit	Outstanding Balance	Available Credit

U.S. commercial paper program	$550.0	$75.7	$474.3

Euro commercial paper program	263.9	6.6	257.3

Multi-year revolving credit facility (a)	450.0	—	450.0

364-day revolving credit facility (a)	220.0	—	220.0

Bilateral credit facility (b)	30.0	—	30.0

Totals at March 31, 2009	$1,513.9	$82.3	$1,431.6	(c)
(a)	U.S. – based program.
(b)	International-based program.
(c)
Although the Company has significant available credit, for practical purposes, the Company limits aggregate commercial paper and credit facility borrowings at any one time to a maximum of $700 million (the aggregate amount of the back-up facilities).

For more information on the Company’s credit facilities and long-term notes, see Note 6, “Debt and Credit Agreements,” to the Company’s Form 10-K for the year ended December 31, 2008.

Credit Ratings and Outlook – The following table summarizes the Company’s debt ratings as of March 31, 2009:

	Long-term Notes	U.S.–Based Commercial Paper	Outlook

Standard & Poor’s (“S&P”)	A-	A-2	Stable
Moody’s	A3	P-2	Negative
Fitch	A-	F2	Stable

The Company’s euro-based commercial paper program has not been rated since the euro market does not require it.  Fitch and Standard & Poor’s ratings were reaffirmed in August 2008 and April 2009, respectively.  In January 2009, Moody’s reaffirmed the Company’s long-term notes and U.S. based commercial paper ratings, but changed its outlook from stable to negative.  Any continued tightening of the credit markets, which began during 2007 and significantly accelerated in 2008, may adversely impact the Company’s access to capital and the associated costs of borrowing; however this is somewhat mitigated by the Company’s strong financial position.  A downgrade to the Company’s credit ratings would probably increase borrowing costs to the Company, while an improvement in the Company’s credit ratings would probably decrease borrowing costs to the Company.  Additionally, a downgrade in the Company’s credit ratings may result in reduced access to credit markets.

Working Capital Position – Changes in the Company’s working capital are reflected in the following table:

(Dollars are in millions)	March 31 2009	December 31 2008	Increase (Decrease)
Current Assets
Cash and cash equivalents	$69.2	$91.3	$(22.1)
Trade accounts receivable, net	611.6	648.9	(37.3)
Other receivables, net	30.9	46.0	(15.1)
Inventories	308.2	309.5	(1.3)
Other current assets	99.0	104.5	(5.5)
Assets held-for-sale	2.3	5.3	(3.0)
Total current assets	1,121.2	1,205.5	(84.3)
Current Liabilities
Notes payable and current maturities	110.7	121.1	(10.4)
Accounts payable	216.3	262.8	(46.5)
Accrued compensation	63.7	85.2	(21.5)
Income taxes payable	24.0	13.4	10.6
Other current liabilities	384.0	405.9	(21.9)
Total current liabilities	798.7	888.4	(89.7)
Working Capital	$322.5	$317.1	$5.4
Current Ratio	1.4:1	1.4:1

Working capital increased 2% in the first quarter of 2009 due principally to the following factors:

•	Cash decreased $22.1 million principally due to the Company’s objective to efficiently use cash by reducing global cash balances to pay debt, as well as foreign currency translation.

•	Net trade accounts receivable decreased $37.3 million primarily due to foreign currency translation, improved collection efforts and reduced sales volume in the first quarter of 2009.

•	Other receivables, net, decreased $15.1 million primarily due to collections of insurance proceeds related to insured claims settled during the first quarter of 2009.

•	Notes payable and current maturities decreased $10.4 million due to reduced levels of short-term commercial paper borrowings, other short-term borrowings, and foreign currency translation.

•	Accounts payable decreased $46.5 million primarily due to reduced spending levels and foreign currency translation.

•	Accrued compensation decreased $21.5 million due principally to the payment of incentive compensation earned during 2008.

•
Other current liabilities decreased $21.9 million due principally to payments for insurance settlements; utilization or payments on existing accruals and foreign currency translation; partially offset by advances on contracts within the railway track maintenance services and equipment business and accrued interest.

Certainty of Cash Flows – The certainty of the Company’s future cash flows is underpinned by the long-term nature of the Company’s metals services contracts and the strong discretionary cash flows (operating cash flows in excess of the amounts necessary for capital expenditures to maintain current revenue levels) generated by the Company.  Traditionally the Company has utilized these discretionary cash flows for growth-related capital expenditures.  At December 31, 2008, the Company’s metals services contracts had estimated future revenues of $4.1 billion.  In addition, as of March 31, 2009, the Company had an order backlog of $597.9 million in its All Other Category (Harsco Minerals & Rail).  This compares with $639.7 million as of December 31, 2008.  The railway track maintenance services and equipment business backlog includes a significant portion that will not be realized until later in 2009 and 2010 due to the long lead-time necessary to build certain equipment, and the long-term nature of certain service contracts.  Order backlog for scaffolding, shoring and forming services; for roofing granules and slag abrasives; and the reclamation and recycling services of high-value content from steelmaking slag is excluded from the above amounts.  These amounts are generally not quantifiable due to the short order lead times for certain services, the nature and timing of the products and services provided and equipment rentals with the ultimate length of the rental period unknown.

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

Cash Flow Summary
The Company’s cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

Summarized Cash Flow Information
	Three Months Ended March 31
(In millions)	2009		2008
Net cash provided by (used in):
Operating activities	$39.6		$32.0
Investing activities	(31.4)		(107.1)
Financing activities	(26.5)		61.4
Effect of exchange rate changes on cash	(3.8)		6.8
Net change in cash and cash equivalents	$(22.2	) (a)	$(6.9)

(a) Does not total due to rounding

Cash From Operating Activities – Net cash provided by operating activities in the first quarter of 2009 was $39.6 million, an increase of $7.6 million from 2008.  The increase was primarily due to the following:

•	Improved collection efforts on trade receivables coupled with reduced sales volume.
•	Reducing spending on inventory throughout the Company based upon current market demand.

These benefits were partially offset by the following:

•	Lower net income in 2009 as compared with 2008.
•	Increased net accounts payable payments in 2009.

Cash Used in Investing Activities – In the first quarter of 2009, cash used in investing activities was $31.4 million consisting primarily of capital investments of $36.0 million.  Capital investments declined $83.8 million compared to 2008, reflecting management’s initiatives to conserve capital and enhance liquidity through prudent reduction of capital investments.  Growth capital constituted 49% of investments made in the first quarter of 2009, with investments made predominantly in the industrial services businesses.  Throughout the remainder of 2009, the Company plans to continue to manage its balanced portfolio and consider opportunities to invest in value creation projects including prudent, targeted, bolt-on acquisitions, principally in the Harsco Infrastructure business.  Additionally, the Company will shift more growth investments into the All Other Category (Harsco Minerals & Rail) in the remainder of 2009 and beyond, as this group continues to expand globally.

Cash Used in Financing Activities – The following table summarizes the Company’s debt and capital positions as of March 31, 2009 and December 31, 2008.

(Dollars are in millions)	March 31 2009	December 31 2008 (a)
Notes Payable and Current Maturities	$110.7	$121.1
Long-term Debt	885.1	891.8
Total Debt	995.8	1,012.9
Total Equity	1,381.4	1,450.0
Total Capital	$2,377.2	$2,462.9
Total Debt to Total Capital	41.9%	41.1%

(a) December 2008 Equity has been retrospectively adjusted in accordance with FAS 160 to include Noncontrolling Interest as a component of Equity.

The Company’s debt as a percent of total capital as of March 31, 2009 increased from December 31, 2008.  The increase results principally from a decline in total equity due to negative foreign currency translation effects from the strengthening U.S. dollar, partially offset by the reduction in debt during the March 2009 quarter.  Overall debt decreased primarily due to lower capital expenditures for growth initiatives, and to a lesser extent, due to foreign currency translation resulting from the strengthening of the U.S. dollar in comparison with the euro and the British pound sterling.

Debt Covenants
The Company’s credit facilities and certain notes payable agreements contain covenants requiring a minimum net worth of $475 million and a maximum debt to capital ratio of 60%.  At March 31, 2009, the Company was in compliance with these covenants with a debt to capital ratio of 41.9% and total net worth of $1.4 billion.  Based on balances at March 31, 2009, the Company could increase borrowings by approximately $1,075.9 million and still be within its debt covenants.  Alternatively, keeping all other factors constant, the Company’s equity could decrease by approximately $717.6 million and the Company would still be within its covenants.  Additionally, the Company’s 7.25% British pound sterling-denominated notes, due October 27, 2010, and its 5.75% notes, due May 2018, also include covenants that permit the note holders to redeem their notes, at par and 101% of par, respectively, in the event of a change of control of the Company or disposition of a significant portion of the Company’s assets in combination with the Company’s credit rating downgraded to non-investment grade.  The Company expects to continue to be compliant with these debt covenants one year from now.

Cash and Value-Based Management
The Company plans to continue with its strategy of targeted, prudent investing for strategic purposes for the foreseeable future, although 2009 capital investments are expected to significantly decline from 2008 as existing investments are used more efficiently.  The long-term goal of this strategy is to improve the Company’s EVA under the program adopted in 2002.  Under this program the Company evaluates strategic investments based upon the investment’s economic profit.  EVA equals after-tax operating profits less a charge for the use of the capital employed to create those profits (only the service cost portion of pension expense is included for EVA purposes).  Therefore, value is created when a project or initiative produces a return above the cost of capital.  In the first quarter of 2009, EVA was lower compared with the first quarter of 2008 due to lower operating profits.

The Company currently expects to continue paying dividends to stockholders.  The Company has increased the dividend rate for fifteen consecutive years, and in February 2009, the Company paid its 235th consecutive quarterly cash dividend.  In February 2009, the Company declared its 236th consecutive quarterly cash dividend.

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures as of March 31, 2009.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.  There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the first quarter of 2009.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Information on legal proceedings is included under Part I, Item 1, Note G labeled “Commitments and Contingencies.”

ITEM 1A. RISK FACTORS

In the normal course of business, the Company is routinely subjected to a variety of risks.  In addition to the market risk associated with interest rate and currency movements on outstanding debt and non-U.S. dollar-denominated assets and liabilities, other examples of risk include collectability of receivables, volatility of the financial markets and their effect on pension plans, and global economic and political conditions.

The global recession has severely diminished liquidity and credit availability, restraining economic growth on a global basis.  Governments have taken unprecedented actions intended to address these and other market conditions.  While these conditions have not impaired the Company’s ability to access credit markets and finance operations, at this time, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies which could lead to the inability to access credit markets.

For a full disclosure of risk factors that affect the Company, see the Company’s 2008 Annual Report on Form 10-K (Part I, Item 1A).

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           There were no unregistered sales of equity securities during the period covered by the report.
(b)           Not applicable.
(c)           Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2009 – January 31, 2009	—	—	—	1,536,647
February 1, 2009 – February 28, 2009	—	—	—	1,536,647
March 1, 2009 – March 31, 2009	—	—	—	1,536,647

Total	—	—	—

The Company’s share repurchase program was extended by the Board of Directors in September 2008.  At that time, the Board authorized an increase of 4,000,000 shares to the 946,367 remaining from the Board’s previous stock repurchase authorization.  The repurchase program expires January 31, 2010.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

The annual meeting of stockholders was held on April 28, 2009.  Stockholders voted on the following matters:

•	Ten nominees were elected to the Board of Directors to terms expiring in 2010 under the declassified Board structure approved at the 2005 annual meeting:

Name	For No. of Shares	Withheld No. of Shares
G. D. H. Butler	64,917,625	5,375,244
K. G. Eddy	69,400,696	892,173
S. D. Fazzolari	65,062,684	5,230,185
S. E. Graham	67,298,916	2,993,953
T. D. Growcock	69,468,410	824,459
H. W. Knueppel	67,462,250	2,830,619
D. H. Pierce	69,600,299	692,570
J. I. Scheiner	65,267,697	5,025,172
A. J. Sordoni, III	58,326,758	11,966,111
R. C. Wilburn	58,268,112	12,024,757

•	The material terms for performance-based awards for Section 162(m) purposes under the Amended and Restated 1995 Executive Incentive Compensation Plan, as amended to date, were reapproved:

For No. of Shares	Against No. of Shares	Abstentions No. of Shares
58,861,611	3,430,403	548,491

•
The appointment by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as independent auditors to audit the accounts of the Company for the fiscal year ending December 31, 2009, was ratified:

For No. of Shares	Against No. of Shares	Abstentions No. of Shares
64,776,216	5,115,968	400,684

ITEM 5.  OTHER INFORMATION

DIVIDEND INFORMATION

On February 24, 2009, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share, payable May 15, 2009, to stockholders of record as of April 15, 2009.

ELECTION OF CHAIRMAN OF THE BOARD

Following the Annual Meeting of Stockholders on April 28, 2009, the Company’s Board of Directors re-elected Salvatore D. Fazzolari as Chairman and CEO of the Company.

COMMON STOCK OPTION DISCLOSURE

Salvatore D. Fazzolari, the Company’s Chairman and CEO, holds options to purchase 40,000 shares of the Company’s common stock that will expire in January 2010.  The Company anticipates that Mr. Fazzolari will take steps to exercise such options prior to their expiration date.

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

HARSCO CORPORATION
(Registrant)

DATE	May 7, 2009	/S/ Stephen J. Schnoor
Stephen J. Schnoor
Senior Vice President and Chief Financial Officer

DATE	May 7, 2009	/S/ Richard M. Wagner
Richard M. Wagner
Vice President and Controller