Form 10-Q
period 2009-06-30
HARSCO CORP
filed 2009-08-06
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________________

FORM 10-Q

 ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2009
Common stock, par value $1.25 per share	80,314,809

HARSCO CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended June 30		Six Months Ended June 30
(In thousands, except per share amounts)	2009	2008 (a)	2009	2008 (a)
Revenues from continuing operations:
Service revenues	$616,217	$944,490	$1,178,649	$1,797,118
Product revenues	160,758	155,098	295,216	290,260
Total revenues	776,975	1,099,588	1,473,865	2,087,378
Costs and expenses from continuing operations:
Cost of services sold	471,490	686,531	912,109	1,324,589
Cost of products sold	101,143	105,215	197,409	198,162
Selling, general and administrative expenses	130,915	160,332	255,912	316,964
Research and development expenses	732	1,508	1,375	2,561
Other (income) expense	2,336	163	(470)	(117)
Total costs and expenses	706,616	953,749	1,366,335	1,842,159

Operating income from continuing operations	70,359	145,839	107,530	245,219

Equity in income of unconsolidated entities, net	65	246	152	650
Interest income	512	886	1,057	1,800
Interest expense	(15,486)	(19,075)	(30,799)	(36,194)

Income from continuing operations before income taxes	55,450	127,896	77,940	211,475

Income tax expense	(12,473)	(35,000)	(13,984)	(59,188)

Income from continuing operations	42,977	92,896	63,956	152,287

Discontinued operations:
Loss from discontinued business	(2,157)	(841)	(3,911)	(586)
Income tax benefit	688	353	1,218	246
Loss from discontinued operations	(1,469)	(488)	(2,693)	(340)
Net Income	41,508	92,408	61,263	151,947
Less: Net income attributable to noncontrolling interests	(900)	(2,525)	(2,063)	(5,025)
Net Income attributable to Harsco Corporation	$40,608	$89,883	$59,200	$146,922

Amounts attributable to Harsco Corporation common stockholders:
Income from continuing operations, net of tax	$42,077	$90,371	$61,893	$147,262
Loss from discontinued operations, net of tax	(1,469)	(488)	(2,693)	(340)
Net income attributable to Harsco Corporation common stockholders	$40,608	$89,883	$59,200	$146,922

Average shares of common stock outstanding	80,289	84,271	80,269	84,323
Basic earnings per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.52	$1.07	$0.77	$1.75
Discontinued operations	(0.02)	(0.01)	(0.03)	(0.00)
Basic earnings per share attributable to Harsco Corporation common stockholders	$0.51 (b)	$1.07 (b)	$0.74	$1.74 (b)

Diluted average shares of common stock outstanding	80,554	84,751	80,519	84,801
Diluted earnings per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.52	$1.07	$0.77	$1.74
Discontinued operations	(0.02)	(0.01)	(0.03)	(0.00)
Diluted earnings per share attributable to Harsco Corporation common stockholders	$0.50	$1.06	$0.74	$1.73 (b)
Cash dividends declared per common share	$0.20	$0.195	$0.40	$0.39
(a)
On January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” the provisions of which, among others, require that minority interests be renamed noncontrolling interests and that a company present a consolidated net income measure that includes the amount attributable to such noncontrolling interests for all periods presented.  Results have been reclassified accordingly.

(b)	Does not total due to rounding.

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)	June 30 2009	December 31 2008 (a)
ASSETS
Current assets:
Cash and cash equivalents	$69,981	$91,336
Trade accounts receivable, net	642,073	648,880
Other receivables	36,358	46,032
Inventories	295,890	309,530
Other current assets	95,920	104,430
Assets held-for-sale	578	5,280
Total current assets	1,140,800	1,205,488
Property, plant and equipment, net	1,485,581	1,482,833
Goodwill	666,371	631,490
Intangible assets, net	136,077	141,493
Other assets	62,407	101,666
Total assets	$3,491,236	$3,562,970
LIABILITIES
Current liabilities:
Short-term borrowings	$68,085	$117,854
Current maturities of long-term debt	2,546	3,212
Accounts payable	203,668	262,783
Accrued compensation	67,102	85,237
Income taxes payable	13,632	13,395
Dividends payable	16,059	15,637
Insurance liabilities	26,623	36,553
Advances on contracts	141,355	144,237
Other current liabilities	209,798	209,518
Total current liabilities	748,868	888,426
Long-term debt	931,639	891,817
Deferred income taxes	34,358	35,442
Insurance liabilities	62,660	60,663
Retirement plan liabilities	197,237	190,153
Other liabilities	48,205	46,497
Total liabilities	2,022,967	2,112,998
COMMITMENTS AND CONTINGENCIES
EQUITY
Harsco Corporation stockholders’ equity:
Preferred stock, Series A junior participating cumulative preferred stock	—	—
Common stock	139,163	138,925
Additional paid-in capital	137,038	137,083
Accumulated other comprehensive loss	(204,797)	(208,299)
Retained earnings	2,106,259	2,079,170
Treasury stock	(735,016)	(733,203)
Total Harsco Corporation stockholders’ equity	1,442,647	1,413,676
Noncontrolling interests	25,622	36,296
Total equity	1,468,269	1,449,972
Total liabilities and equity	$3,491,236	$3,562,970
(a)
On January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” the provisions of which, among others, require that minority interests be renamed noncontrolling interests and that a company present such noncontrolling interests as equity for all periods presented.  Results have been reclassified accordingly.

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30
(In thousands)	2009	2008 (a)

Cash flows from operating activities:
Net income	$61,263	$151,947
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
Depreciation	139,146	157,542
Amortization	13,556	15,449
Equity in income of unconsolidated entities, net	(152)	(650)
Dividends or distributions from unconsolidated entities	100	484
Other, net	(9,175)	(7,712)
Changes in assets and liabilities, net of acquisitions
and dispositions of businesses:
Accounts receivable	34,933	(104,705)
Inventories	20,927	(45,846)
Accounts payable	(67,122)	41,397
Accrued interest payable	10,987	15,818
Accrued compensation	(19,795)	(18,368)
Other assets and liabilities	(28,418)	5,057

Net cash provided by operating activities	156,250	210,413

Cash flows from investing activities:
Purchases of property, plant and equipment	(82,579)	(258,283)
Purchases of businesses, net of cash acquired	(2,754)	(13,575)
Proceeds from sales of assets	11,034	7,167
Other investing activities	(815)	15,279

Net cash used by investing activities	(75,114)	(249,412)

Cash flows from financing activities:
Short-term borrowings, net	(53,881)	73,783
Current maturities and long-term debt:
Additions	241,725	686,373
Reductions	(244,349)	(675,649)
Cash dividends paid on common stock	(31,687)	(32,899)
Dividends paid to noncontrolling interests	(2,440)	(3,372)
Purchase of noncontrolling interest	(12,886)	—
Common stock issued-options	434	1,276
Common stock acquired for treasury	—	(16,858)
Other financing activities	—	(64)

Net cash provided (used) by financing activities	(103,084)	32,590

Effect of exchange rate changes on cash	593	7,885

Net increase (decrease) in cash and cash equivalents	(21,355)	1,476

Cash and cash equivalents at beginning of period	91,336	121,833

Cash and cash equivalents at end of period	$69,981	$123,309
(a)
On January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” the provisions of which, among others, require that minority interests be renamed noncontrolling interests for all periods presented.  Results have been reclassified accordingly.

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Harsco Corporation Stockholders’ Equity
(In thousands, except share and per share amounts)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest (a)	Total Equity
	Issued	Treasury
Beginning Balances, January 1, 2008	$138,665	$(603,169)	$128,622	$1,903,049	$(129)	$38,023	$1,605,061
Net income				146,922		5,025	151,947
Cash dividends declared:
Common @ $0.39 per share				(32,892)			(32,892)
Noncontrolling interests						(3,372)	(3,372)
Translation adjustments, net of deferred income taxes of $(3,441)					89,168	3,980	93,148
Cash flow hedging instrument adjustments, net of deferred income taxes of $(696)					1,693		1,693
Pension liability adjustments, net of deferred income taxes of $(1,965)					3,937		3,937
Marketable securities unrealized loss, net of deferred income taxes of $21					(39)		(39)
Stock options exercised, 83,976 shares	105		2,428				2,533
Net issuance of stock – vesting of restricted stock units, 50,224 shares	100	(1,457)					(1,357)
Treasury shares repurchased, 300,000 shares		(16,858)					(16,858)
Amortization of unearned compensation on restricted stock units, net of forfeitures			2,809				2,809
Balances, June 30, 2008	$138,870	$(621,484)	$133,859	$2,017,079	$94,630	$43,656	$1,806,610

Beginning Balances, January 1, 2009	$138,925	$(733,203)	$137,083	$2,079,170	$(208,299)	$36,296	$1,449,972
Net income				59,200		2,063	61,263
Cash dividends declared:
Common @ $0.40 per share				(32,111)			(32,111)
Noncontrolling interests						(2,440)	(2,440)
Translation adjustments, net of deferred income taxes of $(18,958)					49,599	411	50,010
Cash flow hedging instrument adjustments, net of deferred income taxes of $9,667					(26,190)		(26,190)
Purchase of subsidiary shares from noncontrolling interest			(2,224)			(10,708)	(12,932)
Pension liability adjustments, net of deferred income taxes of $8,996					(19,903)		(19,903)
Marketable securities unrealized loss, net of deferred income taxes of $2					(4)		(4)
Stock options exercised, 53,350 shares	66	(423)	853				496
Net issuance of stock – vesting of restricted stock units, 84,254 shares	172	(1,390)	(594)				(1,812)
Amortization of unearned compensation on restricted stock units, net of forfeitures			1,920				1,920
Balances, June 30, 2009	$139,163	$(735,016)	$137,038	$2,106,259	$(204,797)	$25,622	$1,468,269

(a)
On January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” the provisions of which, among others, require that minority interests be renamed noncontrolling interests and be presented as a component of Equity for all periods presented.  Results have been reclassified accordingly.

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
	Three Months Ended June 30
(In thousands)	2009	2008 (a)

Net income	$41,508	$92,408

Other comprehensive income (loss):
Foreign currency translation adjustments	115,081	19,874

Net gains (losses) on cash flow hedging instruments, net of deferred income taxes of $7,199 and ($745) in 2009 and 2008, respectively	(10,397)	1,846

Reclassification adjustment for gain on cash flow hedging instruments included in net income, net of deferred income taxes of $266 and $2 in 2009 and 2008, respectively	(494)	(3)

Pension liability adjustments, net of deferred income taxes of $12,970 and ($937) in 2009 and 2008, respectively	(28,564)	2,342

Unrealized gain (loss) on marketable securities, net of deferred income taxes of ($9) and $11 in 2009 and 2008, respectively	16	(20)

Total other comprehensive income	75,642	24,039

Total comprehensive income	117,150	116,447

Less: Comprehensive income attributable to noncontrolling interests	(2,323)	(7,988)

Comprehensive income attributable to Harsco Corporation	$114,827	$108,459

	Six Months Ended June 30
(In thousands)	2009	2008 (a)

Net income	$61,263	$151,947

Other comprehensive income (loss):
Foreign currency translation adjustments	50,010	93,148

Net gains (losses) on cash flow hedging instruments, net of deferred income taxes of $8,546 and ($700) in 2009 and 2008, respectively	(24,108)	1,699

Reclassification adjustment for gain on cash flow hedging instruments included in net income, net of deferred income taxes of $1,121 and $4 in 2009 and 2008, respectively	(2,082)	(6)

Pension liability adjustments, net of deferred income taxes of $8,996 and ($1,965) in 2009 and 2008, respectively	(19,903)	3,937

Unrealized loss on marketable securities, net of deferred income taxes of $2 and $21 in 2009 and 2008, respectively	(4)	(39)

Total other comprehensive income	3,913	98,739

Total comprehensive income	65,176	250,686

Less: Comprehensive income attributable to noncontrolling interests	(2,474)	(9,005)

Comprehensive income attributable to Harsco Corporation	$62,702	$241,681

(a)
On January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” the provisions of which, among others, require that minority interests be renamed noncontrolling interests for all periods presented.  Results have been reclassified accordingly.

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A.      Basis of Presentation

The unaudited condensed consolidated financial statements and notes included in this report have been prepared by management of Harsco Corporation (the “Company”).  In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair presentation are reflected in the condensed consolidated financial statements.  The December 31, 2008 Condensed Consolidated Balance Sheet information contained in this Form 10-Q was derived from the 2008 audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America for a year-end report.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s 2008 Annual Report on Form 10-K.

Operating results and cash flows for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

In accordance with SFAS 160, adopted by the Company on January 1, 2009, prior year amounts have been retrospectively adjusted to conform with the current year presentation.  See Note J, “Recently Adopted and Recently Issued Accounting Standards,” for a further description of SFAS 160.

B.      Review of Operations by Segment

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008

(In thousands)	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)

Harsco Infrastructure Segment	$308,765	$24,928	$429,176	$58,134

Harsco Metals Segment	259,479	4,220	445,490	37,114

Segment Totals	568,244	29,148	874,666	95,248

All Other Category – Harsco Minerals & Rail	208,671	42,659	224,862	52,036

General Corporate	60	(1,448)	60	(1,445)

Totals	$776,975	$70,359	$1,099,588	$145,839

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008

(In thousands)	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)

Harsco Infrastructure Segment	$592,511	$43,765	$808,000	$95,972

Harsco Metals Segment	497,865	1,405	862,206	66,321

Segment Totals	1,090,376	45,170	1,670,206	162,293

All Other Category – Harsco Minerals & Rail	383,369	66,100	417,052	85,978

General Corporate	120	(3,740)	120	(3,052)

Totals	$1,473,865	$107,530	$2,087,378	$245,219

Reconciliation of Segment Operating Income to Consolidated Income from Continuing Operations
Before Income Taxes
	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2009	2008	2009	2008

Segment Operating Income	$29,148	$95,248	$45,170	$162,293

All Other Category – Harsco Minerals & Rail	42,659	52,036	66,100	85,978

General Corporate	(1,448)	(1,445)	(3,740)	(3,052)

Operating income from continuing operations	70,359	145,839	107,530	245,219

Equity in income of unconsolidated entities, net	65	246	152	650

Interest income	512	886	1,057	1,800

Interest expense	(15,486)	(19,075)	(30,799)	(36,194)

Income from continuing operations before income taxes	$55,450	$127,896	$77,940	$211,475

C.      Accounts Receivable and Inventories

At June 30, 2009 and December 31, 2008, Trade accounts receivable of $642.1 million and $648.9 million, respectively, were net of an allowance for doubtful accounts of $28.4 million and $27.9 million, respectively.  The provision for doubtful accounts was $6.2 million and $1.8 million for the three months ended June 30, 2009 and 2008, respectively.  For the six months ended June 30, 2009 and 2008, the provision for doubtful accounts was $8.2 million and $3.2 million, respectively.  Other receivables include insurance claim receivables, employee receivables, tax claims receivable and other miscellaneous receivables not included in Trade accounts receivable, net.

Inventories consist of the following:

	Inventories
(In thousands)	June 30 2009	December 31 2008

Finished goods	$142,327	$156,490
Work-in-process	22,715	21,918
Raw materials and purchased parts	84,169	83,372
Stores and supplies	46,679	47,750

Total Inventories	$295,890	$309,530

D.      Property, Plant and Equipment

Property, plant and equipment consists of the following:
(In thousands)	June 30 2009	December 31 2008
Land and improvements	$43,698	$41,913
Buildings and improvements	194,319	167,606
Machinery and equipment	3,051,760	2,905,398
Uncompleted construction	71,305	75,210
Gross property, plant and equipment	3,361,082	3,190,127
Less accumulated depreciation	(1,875,501)	(1,707,294)
Net property, plant and equipment	$1,485,581	$1,482,833

E.      Goodwill and Other Intangible Assets

The following table reflects the changes in carrying amounts of goodwill by segment for the six months ended June 30, 2009:

Goodwill by Segment
(In thousands)	Harsco Infrastructure Segment	Harsco Metals Segment	All Other Category – Harsco Minerals & Rail	Consolidated Totals

Balance as of December 31, 2008	$220,547	$299,613	$111,330	$631,490

Changes to goodwill	29	1,954	(346)	1,637

Foreign currency translation	17,398	14,309	1,537	33,244
Balance as of June 30, 2009	$237,974	$315,876	$112,521	$666,371

The following table reflects intangible assets by major category:

Intangible Assets
	June 30, 2009		December 31, 2008
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$145,314	$51,420	$138,752	$40,821

Non-compete agreements	1,420	1,276	1,414	1,196

Patents	7,002	4,450	6,316	4,116

Other	63,018	23,531	60,495	19,309
Total	$216,754	$80,677	$206,977	$65,442

During the first six months of 2009, the Company acquired the following intangible assets (by major class) which are subject to amortization.

Acquired Intangible Assets
(In thousands)	Gross Carrying Amount	Residual Value	Weighted-average Amortization Period

Patents	$ 425	None	15 years
Total	$ 425

There were no research and development assets acquired and written off in the first six months of 2009 or 2008.

Amortization expense for intangible assets was $6.3 million and $12.5 million for the second quarter and first six months of 2009, respectively.  This compares with $7.3 million and $14.5 million for the second quarter and first six months of 2008, respectively.  The following table shows the estimated amortization expense for the next five fiscal years based on current intangible assets:

(In thousands)	2009	2010	2011	2012	2013

Estimated amortization expense (a)	$25,000	$24,000	$23,200	$11,000	$9,600

(a) These estimated amortization expense amounts do not reflect the potential effect of future foreign currency exchange rate fluctuations.

F.      Acquisitions and Dispositions

Acquisitions
In April 2009, the Company acquired the noncontrolling interests of three of its Asia-Pacific region consolidated subsidiaries in the Harsco Metals Segment for $12.9 million.  In accordance with SFAS 160, the acquisition of these joint venture partner interests was accounted for as an equity transaction since the Company retained its controlling interest in the subsidiaries.

Net Income Attributable to the Company and Transfers to Noncontrolling Interest
The purpose of the following schedule is to disclose the effects of changes in the Company’s ownership interest in its subsidiaries on the Company’s equity.

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2009	2008	2009	2008

Net income attributable to the Company	$40,608	$89,883	$59,200	$146,922

Decrease in the Company’s paid-in capital for purchase of joint venture partner interests	(2,224)	—	(2,224)	—

Change from net income attributable to the Company and transfers to noncontrolling interest	$38,384	$89,883	$56,976	$146,922

Dispositions
On December 7, 2007, the Company sold its Gas Technologies Segment to Wind Point Partners, a private equity investment firm.  The terms of the sale include a total purchase price of $340 million, including $300 million paid in cash at closing and $40 million payable in the form of an earnout contingent on the Gas Technologies group achieving certain performance targets in 2008 or 2009.  The thresholds for achieving the earnout for 2008 were not met and the Company does not expect them to be met for 2009. The Company recorded a $26.4 million after-tax gain on the sale in the fourth quarter of 2007.  The Company recorded $2.7 million in after-tax expenses in the first half of 2009 related to a partial settlement of working capital adjustment claims and other costs associated with ongoing arbitration proceedings as described in Note G, “Commitments and Contingencies.”  The amount of the working capital adjustments is not final at June 30, 2009, due to possible final adjustments, as provided in the purchase agreement, and the potential earnout.

G.      Commitments and Contingencies

Environmental
The Company is involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a “potentially responsible party” for certain waste disposal sites.  While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company.  The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected.  The Consolidated Balance Sheets at June 30, 2009 and December 31, 2008 include accruals of $4.0 million and $3.2 million, respectively, for environmental matters.  The amounts charged against pre-tax income related to environmental matters totaled $0.8 million and $1.2 million for the second quarter and first six months of 2009, respectively.  This compares with $0.5 million and $0.8 million for the second quarter and first six months of 2008, respectively.

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

Satisfactory Resolution of Customer Contract Matter
The Company and its largest customer, ArcelorMittal, recently satisfactorily resolved a matter relating to unilateral action taken by ArcelorMittal to revise the fixed-fee provisions of certain contracts between the parties.  As a result of the recent active dialogue between the Company and ArcelorMittal, this matter has now been resolved in a manner that should have long-term benefits for both parties.

ArcelorMittal represented approximately 10% of the Company’s sales in the years ended December 31, 2008, 2007 and 2006.  Sales to ArcelorMittal were less than 10% of the Company’s sales in the three and six months ended June 30, 2009 due primarily to reduced steel production levels; the Company’s exiting a number of underperforming contracts with ArcelorMittal; and a stronger U.S. dollar.  For similar reasons, the Company expects ArcelorMittal sales throughout 2009 to represent less than 10% of the Company’s sales.

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

As of June 30, 2009, there are 26,219 pending asbestos personal injury claims filed against the Company.  Of these cases, 25,683 were pending in the New York Supreme Court for New York County in New York State.  The other claims, totaling 536, are filed in various counties in a number of state courts, and in certain Federal District Courts (including New York), and those complaints generally assert lesser amounts of damages than the New York State court cases or do not state any amount claimed.

As of June 30, 2009, the Company has obtained dismissal by stipulation, or summary judgment prior to trial, in 18,106 cases.

In view of the persistence of asbestos litigation nationwide, which has not yet been sufficiently addressed either politically or legally, the Company expects to continue to receive additional claims.  However, there have been developments during the past several years, both by certain state legislatures and by certain state courts, which could favorably affect the Company’s ability to defend these asbestos claims in those jurisdictions.  These developments include procedural changes, docketing changes, proof of damage requirements and other changes that require plaintiffs to follow specific procedures in bringing their claims and to show proof of damages before they can proceed with their claim.  An example is the action taken by the New York Supreme Court (a trial court), which is responsible for managing all asbestos cases pending within New York County in the State of New York.  This Court issued an order in December 2002 that created a Deferred or Inactive Docket for all pending and future asbestos claims filed by plaintiffs who cannot demonstrate that they have a malignant condition or discernable physical impairment, and an Active or In Extremis Docket for plaintiffs who are able to show such medical condition.  As a result of this order, the majority of the asbestos cases filed against the Company in New York County have been moved to the Inactive Docket until such time as the plaintiffs can show that they have incurred a physical impairment.  As of June 30, 2009, the Company has been listed as a defendant in 315 Active or In Extremis asbestos cases in New York County.  The Court’s Order has been challenged by plaintiffs.

Except with regard to the legal costs in a few limited, exceptional cases, the Company’s insurance carrier has paid all legal and settlement costs and expenses to date.  The Company has liability insurance coverage under various primary and excess policies that the Company believes will be available, if necessary, to substantially cover any liability that might ultimately be incurred on these claims.

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

Gas Technologies Divestiture
As has been indicated in previous disclosure filings, the working capital adjustments associated with the Gas Technologies divestiture have not yet been finalized.  The Company has reflected a portion of the claimed amount of the adjustment in the Company’s financial statements as of June 30, 2009.  Any additional final adjustment amounts are not expected to be material to the Company’s financial position, results of operations or cash flows.  As part of its effort to resolve the working capital adjustment claims, the Company submitted this matter to arbitration in the first quarter of 2009.  In response to this filing, Taylor-Wharton International, the purchaser of the business, submitted certain counter-claims seeking damages in excess of $30 million, relating primarily to the alleged breach of certain representations and warranties made by the Company under the Purchase Agreement.  The Company intends to vigorously defend against the counter-claims.  The Company believes that it will be successful in its defense of these claims and does not believe that any amount it will have to pay in connection with these claims would have a material adverse effect on its financial position, results of operations or cash flows.

H.      Reconciliation of Basic and Diluted Shares

	Three Months Ended		Six Months Ended
	June 30		June 30
(Amounts in thousands, except per share data)	2009	2008	2009	2008

Income from continuing operations attributable to Harsco Corporation common stockholders	$42,077	$90,371	$61,893	$147,262

Average shares outstanding - basic	80,289	84,271	80,269	84,323

Dilutive effect of stock-based compensation	265	480	250	478

Average shares outstanding - diluted	80,554	84,751	80,519	84,801

Earnings from continuing operations per common share, attributable to Harsco Corporation common stockholders:

Basic	$0.52	$1.07	$0.77	$1.75

Diluted	$0.52	$1.07	$0.77	$1.74

At June 30, 2009, there were 1,999 and 43,709 restricted stock units outstanding that were not included in the three months and six months computation of diluted earnings per share, respectively, because the effect was antidilutive.  All outstanding stock options at June 30, 2009 and all outstanding stock options and restricted stock units at June 30, 2008 were included in the computation of diluted earnings per share for the respective three month and six month periods.

I.      Employee Benefit Plans

	Three Months Ended June 30
Defined Benefit Net Periodic Pension Cost (Income)	U. S. Plans		International Plans
(In thousands)	2009	2008	2009	2008

Defined benefit plans:
Service cost	$417	$373	$1,005	$2,410
Interest cost	3,282	3,727	10,967	13,958
Expected return on plan assets	(3,397)	(5,862)	(10,499)	(16,225)
Recognized prior service costs	81	83	89	256
Recognized (gains) losses	(869)	292	585	2,898
Amortization of transition liability	—	—	7	10
Defined benefit plans net periodic pension cost (income) – continuing operations	$(486)	$(1,387)	$2,154	$3,307

	Six Months Ended June 30
Defined Benefit Net Periodic Pension Cost (Income)	U. S. Plans		International Plans
(In thousands)	2009	2008	2009	2008

Defined benefit plans:
Service cost	$864	$994	$1,936	$4,802
Interest cost	6,808	7,743	20,949	27,939
Expected return on plan assets	(7,046)	(12,089)	(20,273)	(32,487)
Recognized prior service costs	169	166	172	509
Recognized losses	1,655	584	4,279	5,819
Amortization of transition liability	—	—	14	19
Curtailment/settlement gain	—	(866)	—	—
Defined benefit plans net periodic pension cost (income)	2,450	(3,468)	7,077	6,601
Less Discontinued Operations included in above	—	(694)	—	—
Defined benefit plans net periodic pension cost (income) – continuing operations	$2,450	$(2,774)	$7,077	$6,601

Defined benefit net periodic pension cost for the three months ended June 30, 2009 included an immaterial amortization adjustment.  Defined benefit net periodic pension cost in the six months ended June 30, 2009 was $5.7 million higher, when compared with the first six months of 2008.  This was principally due to lower than expected plan assets at the 2008 plan measurement date which resulted in a decrease in expected return on plan assets and an increase in recognized actuarial losses.  Net periodic pension cost from continuing operations for the full year ending December 31, 2009 is expected to be approximately $20 million, compared with $8.2 million for the year ended December 31, 2008.

In the quarter ended June 30, 2009, the Company contributed $1.5 million and $4.0 million to the U.S. and international defined benefit pension plans, respectively.  In the six months ended June 30, 2009, the Company contributed $1.9 million and $10.5 million to the U.S. and international defined benefit pension plans, respectively.  The Company currently anticipates contributing an additional $1.3 million and $15.7 million for the U.S. and international plans, respectively, during the remainder of 2009.

In the quarter ended June 30, 2009, the Company contributed $6.3 million and $3.0 million to multiemployer and defined contribution pension plans, respectively.  In the six months ended June 30, 2009, the Company contributed $12.0 million and $5.5 million to multiemployer and defined contribution plans, respectively.

J.      Recently Adopted and Recently Issued Accounting Standards

The following accounting standards were adopted in 2009:

SFAS No. 165, “Subsequent Events” (“SFAS 165”)
On June 30, 2009, the Company adopted SFAS 165.  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of SFAS 165 had no impact on the consolidated financial statements as the standard did not significantly change the Company’s existing method of accounting for and disclosing subsequent events.

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” (“SFAS 161”)
On January 1, 2009, the Company adopted SFAS 161 which requires enhanced disclosures about an entity’s derivative and hedging activities, including:
•	how and why an entity uses derivative instruments,
•	how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”), and
•	how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

Other than the required disclosures included in Note K, “Derivative Instruments and Hedging Activities,” the adoption of SFAS 161 had no material impact on the consolidated financial statements.

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” (“SFAS 160”)
On January 1, 2009, the Company adopted SFAS 160 which amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This standard defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  SFAS 160 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The presentation and disclosure requirements of SFAS 160 have been applied retrospectively.  Other than the change in presentation of noncontrolling interests, the adoption of SFAS 160 had no material impact on the consolidated financial statements.

SFAS No. 157, “Fair Value Measurements” (“SFAS 157”)
In September 2006, the FASB issued SFAS 157 which defines fair value, establishes a framework for measuring fair value under GAAP, and expands fair value measurement disclosures.  The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.  FSP No. 157-2, “Effective Date of FASB Statement No. 157,” delayed the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until years beginning January 1, 2009 for the Company.

On January 1, 2009, the Company adopted SFAS 157 as it relates to nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities.  This adoption had no impact on the consolidated financial statements.  The provisions of SFAS 157 will be applied at such time as nonrecurring fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that could be materially different than would have been calculated prior to the adoption of SFAS 157.

FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”)
On June 30, 2009, the Company adopted FSP FAS 107-1 and APB 28-1.  FSP FAS 107-1 and APB 28-1 requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods.  Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value.  Other than the required disclosures included in Note K, “Derivative Instruments and Hedging Activities,” the adoption of FSP FAS 107-1 and APB 28-1 had no impact on the consolidated financial statements.

FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (“FSP FAS 141(R)-1”)
In April 2009, the FASB issued FSP FAS 141(R)-1 which amends and clarifies SFAS 141 (revised 2007), “Business Combinations (“SFAS 141(R)”), to address concerns about the application of SFAS 141(R) to assets and liabilities arising from contingencies in a business combination.  This rule establishes a model similar to the one used under SFAS 141 to account for preacquisition contingencies.  Under FSP FAS 141(R)-1, an acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period.  If the acquisition-date fair value cannot be determined, the acquirer applies the recognition criteria in SFAS 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss—an interpretation of FASB Statement No. 5,” to determine whether the contingency should be recognized as of the acquisition date or after it.  FSP FAS 141(R)-1 is effective for the Company for all business combinations after December 31, 2008.  The effect of its adoption will depend on the nature of contingencies in business combinations after the effective date.

The following accounting standards were issued in 2009 and become effective for the Company at various future dates:

SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”)
In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS 168.  SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates.  Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification.  The issuance of SFAS 168 and the Codification does not change GAAP.  SFAS 168 becomes effective for the Company for the period ending September 30, 2009.  The Company has determined that the adoption of SFAS 168 will not have an impact on the consolidated financial statements.

SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”)
In June 2009, the FASB issued SFAS 167, which amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51,” (“FIN 46(R)”) to require an enterprise to perform an analysis:
•	to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity;
•	to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity;
•	to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity;
•
to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and

•	to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.

SFAS 167 becomes effective for the Company on January 1, 2010.  Its adoption is not expected to have a material effect on the Company’s consolidated financial statements.

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

K.      Derivative Instruments and Hedging Activities

The Company uses derivative instruments, including swaps and forward contracts, to manage certain foreign currency, commodity price and interest rate exposures.  Derivative instruments are viewed as risk management tools by the Company and are not used for trading or speculative purposes.

All derivative instruments are recorded on the balance sheet at fair value.  Changes in the fair value of derivatives used to hedge foreign-currency-denominated balance sheet items are reported directly in earnings along with offsetting transaction gains and losses on the items being hedged.  Derivatives used to hedge forecasted cash flows associated with foreign currency commitments or forecasted commodity purchases may be accounted for as cash flow hedges, as deemed appropriate and if the criteria of SFAS 133 are met.  Gains and losses on derivatives designated as cash flow hedges are deferred as a separate component of equity and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions.  The ineffective portion of all hedges, if any, is recognized currently in earnings.

The fair value of outstanding derivative contracts recorded as assets and liabilities in the accompanying June 30, 2009 Condensed Consolidated Balance Sheet were as follows:

	Fair Values of Derivative Contracts
	At June 30, 2009
(In thousands)	Other current assets	Other assets	Other current liabilities
Derivatives designated as hedging instruments under SFAS 133:
Foreign currency forward exchange contracts	$27	$—	$—
Commodity contracts	643	—	2,065
Cross-currency interest rate swap	—	17,194	—
Total derivatives designated as hedging instruments under SFAS 133	$670	$17,194	$2,065
Derivatives not designated as hedging instruments under SFAS 133:
Foreign currency forward exchange contracts	$478	$—	$961

The effect of derivative instruments on the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2009 was as follows:

Derivatives Designated as Hedging Instruments
(In thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative - Effective Portion	Location of Gain (Loss) Reclassified from Accumulated OCI into Income - Effective Portion	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income - Effective Portion	Location of Gain (Loss) Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing
For the three months ended June 30, 2009:
Foreign currency forward exchange contracts	$27		$3		$—
Commodity contracts	(3,309)	Service Revenues	757	Service Revenues	(485)
Cross-currency interest rate swap	(10,870)		—	Cost of services and products sold	(14,215	)(a)
	$(14,152)		$760		$(14,700)
For the six months ended June 30, 2009:
Foreign currency forward exchange contracts	$3		$8		$—
Commodity contracts	(2,204)	Service Revenues	3,195	Service Revenues	(502)
Cross-currency interest rate swap	(30,453)		—	Cost of services and products sold	(1,787	)(a)
	$(32,654)		$3,203		$(2,289)
(a)	The net losses offset foreign currency fluctuation effects on the debt principal.

Derivatives Not Designated as Hedging Instruments
		Amount of Gain (Loss) Recognized in Income on Derivative
(In thousands)	Location of Gain (Loss) Recognized in Income on Derivative	For the three months ended June 30, 2009	For the six months ended June 30, 2009
Foreign currency forward exchange contracts	Cost of services and products sold	$(3,215)	$(6,758)

Commodity Derivatives
The Company periodically uses derivative instruments to hedge cash flows associated with selling price exposure to certain commodities.  The Company’s commodity derivative activities are subject to the management, direction and control of the Company’s Risk Management Committee, which approves the use of all commodity derivative instruments.

At June 30, 2009, the Company’s open commodity derivative contract positions qualified as cash flow hedges under the requirements of SFAS 133 and consisted of unsecured swap contracts maturing monthly through December 2009.  The notional value of these contracts is equal to the hedged volume multiplied by the strike price of the derivative and totaled $9.4 million.  All contracts are with major financial institutions.  In the event of non-performance by the other parties to the contracts, the Company may be exposed to credit loss.  The Company evaluates the credit worthiness of the counterparties and does not expect default by them.

Although earnings volatility may occur between fiscal quarters due to hedge ineffectiveness, or if the derivatives do not qualify as cash flow hedges under SFAS 133, the economic substance of the derivatives provides more predictable cash flows by reducing the Company’s exposure to the commodity price fluctuations.

Foreign Currency Forward Exchange Contracts
The Company conducts business in multiple currencies and, accordingly, is subject to the inherent risks associated with foreign exchange rate movements.  The financial position and results of operations of substantially all of the Company’s foreign subsidiaries are measured using the local currency as the functional currency.  Foreign currency denominated assets and liabilities are translated into U.S. dollars at the exchange rates existing at the respective balance sheet dates, and income and expense items are translated at the average exchange rates during the respective periods.  The aggregate effects of translating the balance sheets of these subsidiaries are deferred and recorded in Accumulated other comprehensive loss or income, which is a separate component of equity.

The Company uses derivative instruments to hedge cash flows related to foreign currency fluctuations.  At June 30, 2009, the Company had $198.5 million of contracted amounts of foreign currency forward exchange contracts outstanding.  These contracts are part of a worldwide program to minimize foreign currency exchange operating income and balance sheet exposure.  The unsecured contracts outstanding at June 30, 2009 mature at various times within nine months and are with major financial institutions.  The Company may be exposed to credit loss in the event of non-performance by the contract counterparties.  The Company evaluates the credit worthiness of the counterparties and does not expect default by them.  Foreign currency forward exchange contracts are used to hedge commitments, such as foreign currency debt, firm purchase commitments and foreign currency cash flows for certain export sales transactions.

The following tables summarize, by major currency, the contractual amounts of the Company’s foreign currency forward exchange contracts in U.S. dollars as of June 30, 2009.  The “Buy” amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the “Sell” amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies.

Foreign Currency Forward Exchange Contracts
(In thousands)	As of June 30, 2009
	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
British pounds sterling	Sell	$38,311	July 2009	$(231)
British pounds sterling	Buy	37,378	July 2009 through March 2010	171
Euros	Sell	45,804	July 2009	(125)
Euros	Buy	70,023	July through September 2009	(136)
Other currencies	Sell	3,849	July through November 2009	(143)
Other currencies	Buy	3,091	July through September 2009	8
Total		$198,456		$(456)

Cross-Currency Interest Rate Swap
In May 2008, the Company entered into a ten-year, $250.0 million cross-currency interest rate swap in conjunction with a debt issuance in order to lock in a fixed euro interest rate for $250.0 million of the issuance.  Under the swap, the Company receives interest based on a fixed U.S. dollar rate and pays interest on a fixed euro rate on the outstanding notional principal amounts in dollars and euros, respectively.  The cross-currency interest rate swap is recorded in the consolidated balance sheet at fair value, with changes in value attributed to the effect of the swaps’ interest spread recorded in Accumulated other comprehensive loss or income, which is a separate component of equity.  Changes in value attributed to the effect of foreign currency fluctuations are recorded in the income statement and offset currency fluctuation effects on the debt principal.

Fair Value of Derivative Assets and Liabilities and Other Financial Instruments
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  The Company utilizes market data or assumptions that the Company believes market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique.

The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  The three levels of the fair value hierarchy are described below:

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

(In thousands)	June 30 2009	December 31 2008
Assets:
Level 1	$—	$—
Level 2	18,342	61,244
Level 3	—	—
Total	$18,342	$61,244
Liabilities:
Level 1	$—	$—
Level 2	3,026	3,954
Level 3	—	—
Total	$3,026	$3,954

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities.  At June 30, 2009, and December 31, 2008, total fair value of long-term debt, including current maturities, was $954 million and $900 million, respectively, compared to carrying value of $934 million and $895 million, respectively.  Fair values for debt are based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

L.      2008 Restructuring Program

As a result of the deepening financial and economic crisis, the Company initiated a restructuring program in the fourth quarter of 2008.  The program was designed to improve organizational efficiency and enhance profitability and shareholder value by generating sustainable operating expense savings.  Under this program, the Company is principally exiting certain underperforming contracts with customers, closing certain facilities and reducing the global workforce.  Restructuring costs were incurred primarily in the Harsco Metals and Harsco Infrastructure Segments.  In the fourth quarter of 2008, the Company recorded net pre-tax restructuring and other related charges totaling $36.1 million, including

$28.0 million in Other expense, $5.8 million reduction in services revenue, a net $1.5 million related to pension curtailments and $0.8 million of other costs.  Restructuring actions are expected to be completed by December 31, 2009.

At June 30, 2009, the Company has completed workforce reductions of 1,086 employees of a total expected workforce reduction of 1,429 employees related to the fourth quarter 2008 restructuring program.  The majority of the remaining workforce reductions and exit activities are targeted for completion during 2009.

The restructuring accrual at June 30, 2009 and the activity for the six months ended June 30, 2009 attributable to each segment is as follows:

(In thousands)	Accrual December 31 2008	Adjustments to Previously Recorded Restructuring Charges*	Cash Expenditures	Remaining Accrual June 30 2009

Harsco Infrastructure Segment
Employee termination benefit costs	$1,806	$—	$(1,641)	$165
Cost to exit activities	1,963	(392)	(653)	918
Total Harsco Infrastructure Segment	3,769	(392)	(2,294)	1,083

Harsco Metals Segment
Employee termination benefit costs	9,888	—	(5,950)	3,938
Cost to exit activities	656	(100)	(27)	529
Total Harsco Metals Segment	10,544	(100)	(5,977)	4,467

All Other Category - Harsco Minerals & Rail
Employee termination benefit costs	531	215	(746)	—
Total All Other Category - Harsco Minerals & Rail	531	215	(746)	—

Corporate
Employee termination benefit costs	113	—	(113)	—
Cost to exit activities	2,448	—	(589)	1,859
Total Corporate	2,561	—	(702)	1,859

Total	$17,405	$(277)	$(9,719)	$7,409

*	Adjustments to previously recorded cost to exit activities resulted from changes in facts and circumstances that led to changes in estimated costs.

The majority of the remaining cash expenditures of $7.4 million related to the 2008 actions are expected to be paid within the next six months.

M.      Subsequent Events

The Company’s management has evaluated all activity of the Company through August 6, 2009 (the issue date of the consolidated financial statements) and concluded that no subsequent events have occurred that require disclosure in the notes to the consolidated financial statements.

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

Executive Overview
In the second quarter of 2009, the global recession continued to significantly impact the Company’s results.  As in the first quarter of 2009, the strength of the U.S. dollar compared to 2008; unprecedented low global steel production; and a lack of available credit that continued to adversely impact non-residential construction projects worldwide presented major challenges.  The Company does not anticipate substantial short-term improvement in these business drivers for the remainder of 2009.

The Company’s second quarter 2009 revenues from continuing operations totaled $777.0 million, a decrease of $322.6 million or 29% from the second quarter of 2008.  The Company experienced lower volume levels resulting from a deterioration of global steel markets and weaker demand for infrastructure services, particularly in the United Kingdom.  Foreign currency translation decreased sales by $115.4 million and accounted for more than one third of the decline in sales.  Operating income from continuing operations was $70.4 million compared with $145.8 million in 2008, a decrease of 52%.  Diluted earnings per share from continuing operations were $0.52, a 51% decrease from 2008.

Revenues for the first six months of 2009 were $1.5 billion, a decrease of $613.5 million or 29% from the first six months of 2008.  Operating income from continuing operations was $107.5 million compared with $245.2 million in the first six months of 2008, a 56% decrease.  Diluted earnings per share from continuing operations were $0.77, a 56% decrease from the first six months of 2008.  Foreign currency translation decreased revenues and operating income for the first six months of 2009 by $255.9 million and $28.3 million, respectively, in comparison with the first six months of 2008.  The Company’s geographic expansion strategy was maintained as revenues from emerging markets were approximately 20% of total revenues for the first six months of both 2009 and 2008.

In response to further deterioration of global markets during 2009, the Company supplemented its 2008 restructuring initiatives with additional countermeasures targeting expense reduction, revenue enhancement and asset optimization.

The combination of the 2008 and 2009 countermeasures will manifest themselves throughout 2009 and beyond.  The Company’s actions to minimize its cost structure include, but are not limited to, the following:
•
redeployment of its mobile asset base in the Harsco Infrastructure and Harsco Metals Segments to focus on market segments that remain strong and provide growth opportunities, such as the relocation of infrastructure rental assets from the United Kingdom to the Middle East and Asia Pacific;

•	reduction in the global workforce of approximately 4,200 employees since September 2008 and substantial reductions of discretionary spending;
•	continued expansion of the Company’s LeanSigmaÒ continuous improvement initiative; and
•	prudent reductions in capital spending.

The Company continues to have significant available liquidity and remains well-positioned from a financial flexibility perspective.  During the second quarter of 2009, the Company generated net cash from operating activities of $116.7 million, a 35% decrease from the $178.5 million achieved in the second quarter of 2008.  For the first six months of 2009, the Company generated net cash from operating activities of $156.3 million compared with $210.4 million for the first six months of 2008, a 26% decrease.  Cash flow from operations for all of 2009 is expected to be approximately $400 million and total capital expenditures are expected to be approximately $150 million.  For the first six months of 2009, capital expenditures were $82.6 million compared with $258.3 million in the first six months of 2008.  This decreased level of capital expenditures compared with prior years will allow the Company to further enhance its balance sheet, maintain its dividend, reduce debt to the extent possible under borrowing agreements and pursue prudent, small, bolt-on acquisitions that are consistent with the Company’s growth strategies.  The Company’s cash flows are further discussed in the Liquidity and Capital Resources section.

Segment Overview
The Harsco Infrastructure Segment’s revenues in the second quarter of 2009 were $308.8 million compared with $429.2 million in the second quarter of 2008, a 28% decrease.  Operating income decreased by 57% to $24.9 million, from $58.1 million in the second quarter of 2008.  Operating margins for the Segment declined by 540 basis points to 8.1% from 13.5% in the second quarter of 2008.  In comparison with the first six months of 2008, this Segment’s revenue decreased by 27% to $592.5 million.  Operating income in the first six months of 2009 declined by 54% to $43.8 million from $96.0 million in the first six months of 2008, and operating margins declined 450 basis points to 7.4% from 11.9%.  The lower revenue and operating income in the second quarter and first six months of 2009 were due principally to reduced end-market demand, particularly in the United Kingdom, and negative foreign currency translation effects.  The lower demand is being driven by the continued lack of available credit that has resulted in cancelled and delayed construction projects, as well as a significant decline in export sales of infrastructure-related equipment.  Foreign currency translation decreased revenues and operating income for the first six months of 2009 by $110.0 million and $13.6 million, respectively, in comparison with the first six months of 2008.  Harsco Infrastructure accounted for 40% of the Company’s revenues for both the second quarter and the first six months of 2009; and 35% and 41% of the operating income for the second quarter and first six months of 2009, respectively.

Revenues for the second quarter of 2009 for the Harsco Metals Segment were $259.5 million compared with $445.5 million in the second quarter of 2008, a 42% decrease.  Unprecedented steel production cuts resulting from lower end-market demand drove 29% of the reduction in year-over-year sales and negative foreign currency translation contributed the remaining 13%.  This Segment generated operating income of $4.2 million in the second quarter of 2009, compared to operating income of $37.1 million in the second quarter of 2008.  Operating margins were 1.6% for the second quarter of 2009 compared with 8.3% last year.  In comparison with the first six months of 2008, this Segment’s revenue decreased by 42% to $497.9 million.  Operating income in the first six months of 2009 declined to $1.4 million from $66.3 million in the first six months of 2008, and operating margins declined to 0.3% from 7.7%.  Foreign currency translation decreased revenues and operating income for the first six months of 2009 by $131.7 million and $12.6 million, respectively, in comparison with the first six months of 2008.  Harsco Metals accounted for 33% and 34% of the Company’s revenues for the second quarter and the first six months of 2009, respectively; and 6% and 1% of the operating income for the second quarter and first six months of 2009, respectively.

Revenues in the second quarter of 2009 for the All Other Category (“Harsco Minerals & Rail”) were $208.7 million compared with $224.9 million in the second quarter of 2008, a decrease of 7%.  Operating income decreased by 18% to $42.7 million, from $52.0 million in the second quarter of 2008 due principally to volume and commodity price declines in the reclamation and recycling services business.  Operating margins for the All Other Category decreased by 270 basis points to 20.4% from 23.1% in the second quarter of 2008.  Comparing the first six months of 2009 to the first six months of 2008, revenues decreased 8%, to $383.4 million from $417.1 million, respectively, and operating income decreased 23%, to $66.1 million from $86.0 million, respectively.  Operating margins for the first six months of 2009 decreased 340 basis points to 17.2% from 20.6% in the first six months of 2008.  The Harsco Rail business recorded increased revenues

LeanSigma® is a registered trademark of TBM Consulting Group, Inc.

in the second quarter and first six months of 2009 compared with the prior year periods due to shipments of equipment to China.  The reclamation and recycling services business continued to be adversely impacted by a lack of metals production and depressed commodity prices.  The All Other Category accounted for 27% and 26% of the Company’s revenues for the second quarter and first six months of 2009, respectively; and 61% of the operating income for both the second quarter and first six months of 2009.

Outlook Overview
The Company’s operations span several industries and products as more fully discussed in Part I, Item 1, “Business,” of the Company’s Form 10-K for the year-ended December 31, 2008.  On a macro basis, the Company is affected by: non-residential and infrastructure construction and infrastructure maintenance and capital improvement activities; worldwide steel mill production and capacity utilization; industrial production volume and maintenance activity; and the general business trend towards the outsourcing of services.  The overall outlook for 2009 for most of these business drivers remains challenging due to the impact of the global recession.  While some recovery may begin in 2009, it appears more substantial benefits of a general economic upswing and government stimulus packages will be delayed into 2010.

The strength of the U.S. dollar in 2009 compared to 2008 is expected to have a significant negative impact on the Company’s performance in 2009.  Additionally, the Company’s pension plans’ assets declined in value at December 31, 2008, consistent with the weakening economy and will result in significantly increased defined benefit net periodic pension cost during 2009.

In the fourth quarter of 2008, the Company implemented a restructuring program designed to improve organizational efficiency and enhance profitability and stockholder value.  The restructuring program included exiting from certain underperforming contracts with customers, closing certain facilities and reducing the Company’s global workforce.  The actions taken in 2008 were supplemented by additional countermeasures targeting expense reduction, revenue enhancement and asset optimization throughout the first half of 2009.  The combination of the 2008 and 2009 countermeasures will manifest themselves throughout 2009 and beyond.  Targeted reductions in capital spending, coupled with redeployment of equipment from slowing markets into strategically important, growing markets will also help control cash flow and contribute to liquidity.  The Company is confident its strong balance sheet, available liquidity and ability to generate strong cash flows position it to take advantage of reversing economic trends as they occur.  Current economic conditions may provide the Company with expansion opportunities to pursue its prudent acquisition strategy of seeking bolt-on acquisitions.

The long-term outlook across the global footprint of the Harsco Infrastructure business remains positive.  The near-term outlook however, is challenging due to the global recession.  This Segment will leverage its global breadth and mobile asset base to relocate equipment to focus on: emerging markets as well as market segments that remain stable such as infrastructure maintenance services; institutional services such as hospitals and education; and global infrastructure work.  Operating performance for this Segment in the long term is expected to continue to benefit from: the execution of numerous global government stimulus packages which are expected to fund much needed infrastructure projects; selective strategic investments and acquisitions in existing and new markets; enterprise business optimization opportunities including new technology applications, consolidated procurement and logistics; and LeanSigma continuous improvement initiatives.

The long-term outlook for the Harsco Metals Segment remains stable as the global steel market is expected to grow at more historical rates over the long-term.  The key factor behind this anticipated growth is the demand from emerging economies for significant infrastructure development needs.  The near-term outlook, however, is extremely challenging due to the global recession which has deeply cut into demand for steel and associated steel production.  Steel demand is expected to begin to stabilize in the latter half of 2009, leading to a mild recovery in 2010.  It is expected that some of this impact will be mitigated by comparatively lower fuel costs, improved overall contract performance, new contract signings and cost optimization initiatives being implemented by the Company.  The Segment continues to engage in enterprise business optimization initiatives including active engagement of the LeanSigma continuous improvement program, which over time is expected to result in broad-scale improvement in business practices and, consequently, operating margin.  In addition, new contract signings and start-ups, as well as the Company’s geographic expansion strategy, particularly in emerging markets, are expected to gradually have a positive effect on results in the longer term.

For the All Other Category (Harsco Minerals & Rail), the long-term outlook also remains positive, as recovery from the global recession will provide opportunity to expand activity in the businesses.  The near-term outlook, however, for the reclamation and recycling services business, which recovers and recycles high-value metals, is negatively impacted by a significant decline in production volume and metal prices that has carried over from 2008.  The Company continues to experience strong bidding activity in its railway track maintenance services and equipment business and the large China order from 2007 will underpin its strength through 2011.  Longer term, the Company also anticipates new contract opportunities for its minerals and recycling technologies business and potential geographic expansion opportunities within its industrial products businesses.

Revenues by Region
	Total Revenues Three Months Ended June 30		Percentage Change From 2008 to 2009
(Dollars in millions)	2009	2008	Volume/Price	Currency	Total
Western Europe	$323.9	$503.3	(19.9)%	(15.7)%	(35.6)%
North America	296.8	370.2	(18.7)	(1.1)	(19.8)
Middle East and Africa	57.3	67.9	(14.2)	(1.4)	(15.6)
Latin America (a)	42.7	68.8	(19.7)	(18.2)	(37.9)
Eastern Europe	29.8	53.2	(18.9)	(25.1)	(44.0)
Asia/Pacific	26.5	36.2	(11.7)	(15.0)	(26.7)
Total	$777.0	$1,099.6	(18.8)%	(10.5)%	(29.3)%
(a)	Includes Mexico

Revenues by Region
	Total Revenues Six Months Ended June 30		Percentage Change From 2008 to 2009
(Dollars in millions)	2009	2008	Volume/Price	Currency	Total
Western Europe	$613.4	$966.1	(18.3)%	(18.2)%	(36.5)%
North America	566.5	693.8	(17.0)	(1.4)	(18.4)
Middle East and Africa	112.3	128.2	(9.3)	(3.1)	(12.4)
Latin America (a)	81.8	129.9	(16.2)	(20.8)	(37.0)
Eastern Europe	52.5	97.7	(20.0)	(26.2)	(46.2)
Asia/Pacific	47.4	71.7	(14.7)	(19.2)	(33.9)
Total	$1,473.9	$2,087.4	(17.1)%	(12.3)%	(29.4)%
(a)	Includes Mexico

2009 Highlights
The following significant items affected the Company overall during the second quarter and first six months of 2009, in comparison with the second quarter and first six months of 2008:

Company Wide:
•	Revenues and operating income were impacted by the economic turbulence of the global recession:
o
the value of the U.S. dollar increased significantly from 2008 to 2009, accounting for 36% and 42% of the sales decline for the second quarter and six month comparisons, respectively; and 19% and 21% of the decline in operating income for the second quarter and six month comparisons, respectively;

o	global steel production, which declined in the latter part of 2008, remained at unprecedentedly low levels; and
o	lending and credit practices in response to the ongoing financial crisis continued to adversely affect non-residential construction projects world-wide.
•
During 2009, the Company’s operating income benefitted from the restructuring actions implemented in the fourth quarter of 2008.  Operational improvements were also recognized as a result of additional countermeasures enacted during the first and second quarters of 2009 targeting expense reduction, revenue enhancement and asset optimization.  The combination of the 2008 and 2009 countermeasures will manifest themselves throughout 2009 and beyond with significant annualized benefits.

•
Defined benefit net periodic pension cost increased $5.7 million for the six months ended June 30, 2009 compared to 2008 due to lower plan assets at the 2008 plan measurement date which resulted in a decrease in expected return on plan assets and an increase in recognized actuarial losses in 2009.

•
The significant weakening of most major foreign currencies in relationship to the U.S. dollar reduced both revenues and operating income during 2009.  The weakening of the British pound sterling (26% for the quarter; 33% for six months), the euro (14% for the quarter; 16% for six months) and Poland’s zloty (49% for the quarter; 51% for six months) had the biggest impacts on the Company’s results.

•
Due to strong operating cash flows and controlled capital spending, the Company repaid debt of $56.5 million in the first half of 2009.  However, this was offset by the effect of foreign currency translation as balance sheet debt declined by $10.6 million in the same period.

•
Cash flow from operations for the first six months of 2009 was $156.3 million.  This was more than sufficient to fund the cash requirements for investing activities of $75.1 million while also providing excess funds to reduce debt.  This result in the first six months of 2009 was significantly better than the comparable 2008 period when cash required for investing activities of $249.4 million exceeded cash flow from operations of $210.4 million, thereby, requiring additional borrowings.

Harsco Infrastructure Segment:
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2009	2008	2009	2008
Revenues	$ 308.8	$ 429.2	$ 592.5	$ 808.0
Operating income	24.9	58.1	43.8	96.0
Operating margin percent	8.1%	13.5%	7.4%	11.9%

Harsco Infrastructure Segment – Significant Impacts on Revenues	Three Months Ended June 30	Six Months Ended June 30
(In millions)
Revenues – 2008	$ 429.2	$ 808.0
Impact of foreign currency translation	(50.9)	(110.1)
Net decreased volume	(69.5)	(107.1)
Acquisitions	—	1.7
Revenues – 2009	$ 308.8	$ 592.5

Harsco Infrastructure Segment – Significant Impacts on Operating Income:
•
In the second quarter and first six months of 2009, the Segment’s operating results decreased due to reduced non-residential, commercial and infrastructure construction spending, particularly in the United Kingdom.  This was partially offset by improvements in emerging economies in the Middle East and Asia/Pacific regions, as well as global industrial maintenance.  The Company has benefited from its capital investments made in these markets in prior years and its ability to redeploy equipment throughout the globe.

•
In response to further deterioration of global infrastructure markets during 2009, this Segment implemented additional countermeasures targeting expense reduction, revenue enhancement and asset optimization.

•
Foreign currency translation in the second quarter and the first six months of 2009 decreased operating income for this Segment by $7.8 million and $13.6 million, respectively, compared with the second quarter and first six months of 2008.

Harsco Metals Segment:
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2009	2008	2009	2008
Revenues	$ 259.5	$ 445.5	$ 497.9	$ 862.2
Operating income	4.2	37.1	1.4	66.3
Operating margin percent	1.6%	8.3%	0.3%	7.7%

Harsco Metals Segment – Significant Impacts on Revenues	Three Months Ended June 30	Six Months Ended June 30
(In millions)
Revenues – 2008	$ 445.5	$ 862.2
Net decreased volume	(127.9)	(232.6)
Impact of foreign currency translation	(58.1)	(131.7)
Revenues – 2009	$ 259.5	$ 497.9

Harsco Metals Segment – Significant Effects on Operating Income:
•
Revenues, operating income and margins for the second quarter and the first six months of 2009 were negatively affected by unprecedented declines in global steel production and the stronger U.S. dollar in 2009 compared with 2008.

•
During the second quarter and the first six months of 2009, the Company’s operating income benefitted from the restructuring actions implemented in the fourth quarter of 2008.  Operational improvements were also recognized as a result of additional countermeasures implemented during 2009 targeting expense reduction, revenue enhancement and asset optimization.

•
Foreign currency translation in the second quarter and first six months of 2009 decreased operating income for this Segment by $5.6 million and $12.6 million, respectively, compared with the second quarter and first six months of 2008.

All Other Category – Harsco Minerals & Rail:
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2009	2008	2009	2008
Revenues	$ 208.7	$ 224.9	$ 383.4	$ 417.1
Operating income	42.7	52.0	66.1	86.0
Operating margin percent	20.4%	23.1%	17.2%	20.6%

All Other Category – Harsco Minerals & Rail – Significant Impacts on Revenues	Three Months Ended June 30	Six Months Ended June 30
(In millions)
Revenues – 2008	$ 224.9	$ 417.1
Railway track maintenance services and equipment	27.8	32.6
Minerals and recycling technologies	(17.4)	(30.2)
Industrial grating products	(13.7)	(19.7)
Impact of foreign currency translation	(6.5)	(14.1)
Air-cooled heat exchangers	(5.3)	(0.2)
Other changes not individually discussed	(1.1)	(2.1)
Revenues – 2009	$ 208.7	$ 383.4

All Other Category – Harsco Minerals & Rail – Significant Impacts on Operating Income:
•	The railway track maintenance services and equipment business operating income increased for the quarter and the first six months of 2009 due to shipments of equipment to China.
•	Operating income for reclamation and recycling services was lower in 2009 due to significantly lower metal prices, continued steel mill production declines and product mix.
•
Increased efficiencies in labor and overhead, coupled with lower commodity costs, contributed to increased operating income for the air-cooled heat exchangers business for the second quarter and first half of 2009.  In the second quarter, that increase was partially offset by sharp capital expenditure cutbacks by customers within the U.S. and Canada resulting from depressed natural gas prices combined with unfavorable economic conditions.

•	The economic downturn, customer decreases in inventory levels and increased steel prices compared with 2008 contributed to a reduction in operating income for the industrial grating products business.
•	In response to further deterioration of this Category’s markets during 2009, additional countermeasures targeting expense reduction, revenue enhancement and asset optimization have been implemented.
•
Foreign currency translation in the second quarter and first six months of 2009 decreased operating income for the All Other Category by $1.4 million and $2.4 million, respectively, compared with the second quarter and first six months of 2008.

Outlook, Trends and Strategies

Company Wide:
The global recession continues to cause economic uncertainty throughout the world.  The Company has faced major challenges arising from the recession throughout the first half of 2009 and expects them to continue throughout 2009.  The major challenges facing the Company include the following:

•	Overall instability of the global economies – the timing of a global economic recovery previously anticipated to begin in the second half of 2009 cannot be predicted with any certainty.
•	A strengthened U.S. dollar compared with 2008.
•	Substantial and unprecedented reductions in global steel production.
•	Tightened credit markets that limit the ability of the Company’s customers to obtain non-residential construction project financing.
•	Depressed commodity prices, particularly high-value non-precious metals and natural gas.

Additionally, the expected benefits from government stimulus packages have not yet materialized in many of the Company’s key markets.  The timing of those benefits cannot be predicted with any certainty.

Responding to these challenges, the Company has and will continue to proactively and aggressively implement countermeasures to reinforce 2009 and future performance, including:

•
In the fourth quarter of 2008, the Company implemented a restructuring program designed to improve organizational efficiency and enhance profitability and stockholder value.  The restructuring program included exiting from certain underperforming contracts with customers, closing certain facilities and reducing the Company’s global workforce.  Supplementing the 2008 program, additional countermeasures targeting expense reduction, revenue enhancement and asset optimization have been initiated in the first half of 2009.  The Company has reduced its global workforce by approximately 4,200 employees as part of these actions.  The combination of the 2008 and 2009 countermeasures will manifest themselves throughout the remainder of 2009 and beyond.  Additional countermeasures will continue to be implemented as necessary.

•	Cutting costs across the enterprise, including reducing or eliminating discretionary spending to match market conditions.
•
Prudently reducing growth capital expenditures in 2009 while redeploying equipment from slowing markets to new projects in strategically important and economically strong areas such as the Middle East and Africa, Asia-Pacific, and several other key regions.

•	Accelerating growth initiatives, particularly in emerging markets.
•	Targeting bolt-on, strategic acquisitions.

While global economic conditions remain uncertain and turbulent, the Company believes it is well-positioned to capitalize on opportunities and execute strategic initiatives based upon its strong balance sheet, available liquidity and its ability to generate strong operating cash flows.  The Company is confident that its cost reduction countermeasures, along with its LeanSigma continuous improvement program, will significantly reduce the Company’s cost structure and further enhance its financial strength.  Additionally, the Company’s global footprint with expansion in emerging markets; its diversity of services and products in industries that are fundamental to global growth; long-term mill services contracts; portability and mobility of infrastructure services equipment; and large infrastructure services customer base help mitigate its overall exposure to changes in any one single economy.  However, further deterioration of global economies could still have an adverse impact on the Company’s operating results.

Looking to the remainder of 2009 and beyond, the following significant items, trends and strategies are expected to affect the Company:

•
The Company will continue its disciplined focus on expanding its industrial services businesses, especially in emerging economies and other targeted markets.  Growth is expected to be achieved through the provision of additional services to existing customers, new contracts in both developed and emerging markets, and targeted, strategic, bolt-on acquisitions.  Additionally, new higher-margin service and sales opportunities in the minerals and rail businesses will be pursued globally.

•	Management will continue to be very selective and disciplined in allocating capital, choosing projects with the highest Economic Value Added (“EVA”) potential.
•
The Company anticipates global government stimulus packages to fund much needed infrastructure projects throughout the world.  However, any substantial near-term benefit from stimulus packages is uncertain, particularly in the United States.  When stimulus package funding becomes available, the Harsco Infrastructure Segment and the

Harsco Rail business are well positioned with their engineering expertise and the Company’s capital investment base to take advantage of these expected opportunities.
•
Continued implementation of the Company’s enterprise-wide LeanSigma continuous improvement program around the world should provide long-term benefits and improve the overall performance of the Company through a reduced cost structure and increased efficiency.

•
In addition to LeanSigma, the Company will continue its efforts to further enhance margins for most businesses through enterprise-wide business optimization initiatives including improved supply-chain and logistics management; capital employed optimization; and added emphasis on global procurement and marketing.

•
The Company will place a strong focus on corporate-wide expansion into emerging economies in the coming years to better balance its geographic footprint.  More specifically, within the next three to five years, the Company’s global growth strategies include steady, targeted expansion, particularly in the Middle East and Africa, Asia/Pacific and Latin America to further complement the Company’s already-strong presence throughout Western Europe and North America.  This strategy is expected to result in a significant increase to the Company’s presence in these markets to approximately 30% of total Company revenues over the next three years and closer to 40% in the longer-term.  Revenues in these markets were approximately 20% of the Company’s total revenues for the second quarter and first six months of both 2009 and 2008.  Over time, the improved geographic footprint will also benefit the Company through further diversification of its customer base.

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

•
The strengthening of the U.S. dollar in the first half of 2009 compared with 2008 created a negative effect on the Company’s sales, operating income and equity from foreign currency translation.  If the U.S. dollar continues to strengthen in 2009, particularly in relationship to the euro, British pound sterling or the Eastern European currencies, the impact on the Company would generally be negative in terms of reduced revenue, operating income and equity.  Additionally, even if the U.S. dollar maintains its June 30, 2009 value for the remainder of 2009, the Company’s revenue and operating income will be negatively impacted in comparison to 2008.  Should the U.S. dollar weaken in relationship to these currencies, the effect on the Company would generally be positive in terms of higher revenue, operating income and equity.

•
Since December 2007, the Company has taken advantage of historically low interest rates and reduced variable rate debt from 49% of its total borrowings to 7% at June 30, 2009.  This decrease resulted from the repayment of commercial paper borrowings during the second quarter of 2008 with the proceeds from the May 2008 U.S. senior notes offering, coupled with strong operating cash flows in 2008 and additional reductions in commercial paper and other borrowings during the first half of 2009.  The Company manages the mix of fixed-rate and floating-rate debt to preserve adequate funding flexibility, as well as to control the effect of interest-rate changes on consolidated interest expense.  At June 30, 2009, a one percentage point change in variable interest rates would change interest expense by $0.7 million per year.  Strategies to further reduce related risks are under consideration.

•
Total defined benefit net periodic pension cost for 2009 will be substantially higher than in 2008 due to the decline in pension asset values during the second half of 2008.  This decline was due to the financial crisis and the deterioration of global economic conditions.  In an effort to mitigate a portion of this overall increased cost for 2009, the Company implemented additional plan design changes for the U.K. defined benefit pension plan so that accrued service is no longer granted for periods after December 31, 2008.  Additional plan design changes were made for the U.S. defined benefit pension plans so that salary continuation would no longer be included in the calculation of employee pension benefits.  These actions were part of the Company’s overall strategy to reduce net periodic pension cost and volatility.

•
As the Company continues the strategic expansion of its global footprint, the 2009 effective income tax rate is expected to be lower than the 2008 effective income tax rate.  The effective income tax rate from continuing operations decreased to 22.5% and 17.9% for the second quarter and first six months of 2009, respectively, compared with 27.4% and 28.0% for the second quarter and first six months of 2008, respectively.  The decrease in the effective income tax rate for the second quarter and first six months of 2009, compared with the same 2008 periods, reflected a decline in earnings in jurisdictions with higher tax rates.  The decrease in the effective income tax rate for the first six months of 2009 compared with 2008 also included net discrete tax benefits recognized in the first quarter of 2009.  The net discrete benefits related primarily to a change in the Company’s decision to permanently reinvest additional earnings for certain non-U.S. subsidiaries which were previously not considered permanently reinvested.  For the remaining quarters of 2009, the effective income tax rate, before discrete items, is expected to be in the area of 24%.

•
Currently, a majority of the Company’s revenue is generated from customers located outside the United States, and a substantial portion of the Company’s assets and employees are located outside the United States.  United States income tax and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries, because such earnings are intended to be indefinitely reinvested in the operations of those subsidiaries.  Recently, several U.S. legislation proposals have been announced that would substantially reduce (or have the effect of substantially reducing) the Company’s ability to defer U.S. taxes on profit permanently reinvested outside the United States.  If any of these proposals are enacted, they could have a negative impact on the Company’s financial position and operating results.  Additionally, they could have a negative impact on the Company’s ability to compete in the global marketplace. The probability of any of these proposals being enacted cannot be predicted with any certainty.  Nonetheless, the Company is working with legislators with the goal of achieving a balanced and fair approach to tax reform.

•
Building on record 2008 operating cash flows, the Company expects continued strong cash flows from operating activities in 2009.  The Company also plans to significantly reduce the amount of cash invested for capital expenditures during 2009 to approximately $150 million compared with the $458 million expended in 2008.  The Company believes that in the current economic environment, the mobile nature of its capital investment pool will facilitate strategic growth initiatives in the near term, lessening the need for growth capital expenditures for 2009 and beyond.

Harsco Infrastructure Segment:
•
A stronger U.S. dollar would continue to adversely impact sales and operating income of the Harsco Infrastructure Segment, as approximately 80% of this business operates outside the United States.  The near-term outlook for the Harsco Infrastructure Segment will be negatively impacted by continued uncertainty in the global credit markets, which has caused projects to be deferred and cancelled.  The current weakness in the commercial construction market, particularly in Western Europe and the United States, is being partially offset by a steady level of activity from the Company’s infrastructure maintenance services, institutional and global infrastructure projects, and continued overall growth in the Gulf region of the Middle East.

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
•
Benefits from the 2008 restructuring program and additional countermeasures implemented in 2009 should improve the operational efficiency and enhance profitability of the Harsco Infrastructure Segment in 2009 and beyond.  Initiatives included overall reduction in the global workforce and substantial reduction of discretionary spending, among others.

•
The Company will continue to implement its LeanSigma continuous improvement program and other key initiatives including: global procurement and logistics; the sharing of engineering knowledge and resources; optimizing the business under one standardized administrative and operating model at all locations worldwide; and on-going analysis for other potential synergies across the operations.

•
Operating performance for this Segment in the long term is expected to modestly benefit from the execution of global government stimulus packages which should fund much-needed infrastructure projects throughout the world.

•
Further declines in the economy and, more specifically, the construction industry may impact the ability of customers to meet their obligations to the Company on a timely basis and could adversely impact the realizability of receivables, particularly if customers file for bankruptcy protection.

Harsco Metals Segment:
•
A stronger U.S. dollar would continue to adversely impact the sales and operating income of the Harsco Metals Segment, as approximately 80% of this business operates outside the United States.  In conjunction with the economic uncertainties of the global recession, steel demand has declined around the world and steel companies have significantly scaled back production.  These customer actions have had a significant negative impact on the Harsco Metals Segment’s results in 2009.  While global demand for steel remains weak, steel production cuts of this depth and breadth are not expected to be sustainable for long periods of time.  The Company anticipates a modest recovery in steel production in the remainder of 2009, but does not foresee any measurable pick-up in this Segment’s operations until 2010 and later.

•
Benefits from the 2008 restructuring program and additional countermeasures implemented in 2009 should improve the operational efficiency and enhance profitability of the Harsco Metals Segment in 2009 and beyond.  Initiatives included: improved terms or exit from underperforming contracts with customers and underperforming operations; defined benefit pension plan design changes; overall reduction in the global workforce; and substantial reduction of discretionary spending.

•	The Company will continue to place significant emphasis on improving operating margins of this Segment. Margin improvements are most likely to be achieved as a result of:

o	cost reduction initiatives;
o	renegotiating or exiting contracts with lower-than-acceptable returns, principally in North America;
o	internal enterprise business optimization efforts;
o	divesting low-margin product lines;
o	continuing to execute a geographic expansion strategy in the Middle East and Africa, Latin America and Asia/Pacific;
o	implementing continuous improvement initiatives including LeanSigma projects, global procurement initiatives, site efficiency programs, technology enhancements, maintenance best-practice programs; and
o	further restructuring actions.
•	The Company will continue to diversify its customer base by reallocating assets to new customers in emerging markets.
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

•
Low metal prices and historically low production levels will continue to have a negative effect on certain reclamation and recycling services in 2009, which may adversely affect the revenues, operating income, cash flows and asset valuations of this business.

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

•
U.S. railway track maintenance service opportunities are expected to arise in the long-term from the American Recovery and Reinvestment Act of 2009 as many states have started listing budget proposals for track services under this stimulus package.  International demand for the railway track maintenance services and equipment business’s products and services is expected to be strong in both the near term and the long term.  A large multi-year equipment order with China is an example of the underlying strength of the international markets.  Due to long lead-times, this order, signed in 2007, is expected to generate most of its revenues during 2009 through 2011.  In addition, further implementation of LeanSigma continuous improvement initiatives are expected to improve margins on a long-term basis.

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

•
The air-cooled heat exchangers business continues to explore international opportunities in addition to further growth in its customary North American markets.  The Company’s first sales of air-cooled heat exchangers in the Asia/Pacific region are anticipated in the near term.  Overall sales are expected to be negatively impacted by a lower level of industrial demand for natural gas expected throughout 2009 and possibly into 2010 as a result of the global recession.

Results of Operations

	Three Months Ended June 30		Six Months Ended June 30
(In millions, except per share and percentages)	2009	2008 (a)	2009	2008 (a)
Revenues from continuing operations	$777.0	$1,099.6	$1,473.9	$2,087.4
Cost of services and products sold	572.6	791.7	1,109.5	1,522.8
Selling, general and administrative expenses	130.9	160.3	255.9	317.0
Other (income) expense	2.3	0.2	(0.5)	(0.1)
Operating income from continuing operations	70.4	145.8	107.5	245.2
Interest expense	15.5	19.1	30.8	36.2
Income tax expense from continuing operations	12.5	35.0	14.0	59.2
Income from continuing operations	43.0	92.9	64.0	152.3
Loss from discontinued operations	(1.5)	(0.5)	(2.7)	(0.3)
Net income attributable to Harsco Corporation	40.6	89.9	59.2	146.9
Diluted earnings per common share from continuing operations attributable to Harsco Corporation common stockholders	0.52	1.07	0.77	1.74
Effective income tax rate for continuing operations	22.5%	27.4%	17.9%	28.0%

(a)
On January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Statements - an amendment to ARB No. 51,” that required 2008 to be retrospectively adjusted for comparative purposes.

Comparative Analysis of Consolidated Results

Revenues
Revenues for the second quarter of 2009 decreased $322.6 million or 29% from the second quarter of 2008.  Revenues for the first six months of 2009 decreased $613.5 million or 29% from the first six months of 2008.  These decreases were attributable to the following significant items:

Changes in Revenues – 2009 vs. 2008	Second Quarter	Six Months
(In millions)
Effect of foreign currency translation.	$(115.4)	$(255.9)
Net decreased volume in the Harsco Metals Segment principally due to the deterioration of the global steel markets and decline in steel production.	(127.9)	(232.6)
Net decreased volume (excluding acquisitions) in the Harsco Infrastructure Segment principally due to weaker demand in Europe, particularly in the United Kingdom.	(69.5)	(107.1)
Decreased revenues of the reclamation and recycling business due to lower commodity pricing.	(17.4)	(30.2)
Decreased revenues in the industrial grating products business due to weaker demand.	(13.7)	(19.7)
Decreased revenues of air-cooled heat exchangers business due to a weaker natural gas market.	(5.3)	(0.2)
Increased revenues in the Harsco Rail business principally due to shipments of equipment to China.	27.8	32.6
Effect of business acquisitions in the Harsco Infrastructure Segment.	—	1.7
Other (minor changes across the various units not already mentioned).	(1.2)	(2.1)
Total Change in Revenues – 2009 vs. 2008	$(322.6)	$(613.5)

Cost of Services and Products Sold
Cost of services and products sold for the second quarter and first six months of 2009 decreased $219.1 million or 28% and $413.2 million or 27%, respectively, from the comparable 2008 periods.  These decreases were attributable to the following significant items:

Changes in Cost of Services and Products Sold – 2009 vs. 2008	Second Quarter	Six Months
(In millions)
Decreased costs due to lower revenues (exclusive of the effect of foreign currency translation and business acquisitions, and including the impact of increased commodity costs included in selling prices).	$(137.8)	$(242.2)
Effect of foreign currency translation.	(82.3)	(185.3)
Effect of business acquisitions.	—	1.1
Other (product/service mix and increased equipment maintenance costs, partially offset by enterprise business optimization initiatives and volume-related efficiencies).	1.0	13.2
Total Change in Cost of Services and Products Sold – 2009 vs. 2008	$(219.1)	$(413.2)

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the second quarter and first six months of 2009 decreased $29.4 million or 18% and $61.1 million or 19%, respectively, from the comparable 2008 periods.  These decreases were attributable to the following significant items:

Changes in Selling, General and Administrative Expenses – 2009 vs. 2008	Second Quarter	Six Months
(In millions)
Effect of foreign currency translation.	$(18.8)	$(42.3)
Decreased compensation expense.	(6.3)	(8.7)
Reduced travel expenses due to discretionary spending reductions.	(4.0)	(6.5)
Lower professional fees.	(2.7)	(4.3)
Increased commissions, largely related to increased revenues in the Harsco Rail business.	3.2	2.2
Effect of business acquisitions.	—	0.5
Other (due to spending reductions).	(0.8)	(2.0)
Total Change in Selling, General and Administrative Expenses – 2009 vs. 2008	$(29.4)	$(61.1)

Other (Income) Expense
This income statement classification includes impaired asset write-downs, employee termination benefit costs and costs to exit activities, offset by net gains on the disposal of non-core assets.  Net Other expense was $0.2 million in the second quarter of 2008, compared with $2.3 million in the second quarter of 2009.  The increase was due principally to a $1.7 million increase in employee termination benefit costs.  Net Other income was $0.1 million in the first six months of 2008, compared with $0.5 million in the first six months of 2009.  The increase was due principally to higher net gains on the sale of non-core assets of $2.7 million, offset by an increase in employee termination benefit costs of $2.4 million.

Interest Expense
Interest expense for the second quarter of 2009 decreased $3.6 million or 19% from the second quarter of 2008.  For the first six months of 2009, interest expense decreased $5.4 million or 15% from the first six months of 2008.  This decrease was principally due to reduced debt levels coupled with foreign currency translation that lowered interest expense by $1.6 million and $3.9 million for the second quarter and first six months of 2009, respectively.

Income Tax Expense from Continuing Operations
Income tax expense from continuing operations decreased $22.5 million or 64% in the second quarter of 2009 compared with the second quarter of 2008.  Similarly, income tax expense from continuing operations decreased $45.2 million or 76% in the first six months of 2009 compared with the first six months of 2008.  These declines were due to lower earnings from continuing operations and a decrease in the effective income tax rate from continuing operations.  The effective income tax rates of 22.5% and 17.9% for the second quarter and first six months of 2009, respectively, compared with 27.4% and 28.0% for the second quarter and first six months of 2008, respectively.  The decrease in the effective income tax rate for these 2009 periods compared with 2008 reflected a decline in earnings in jurisdictions with higher tax rates.  The decrease in the effective income tax rate for the first six months of 2009 compared with 2008 also includes net discrete tax benefits recognized in the first quarter of 2009.  The net discrete benefits related primarily to a change in the Company’s decision to permanently reinvest additional earnings for certain non-U.S. subsidiaries which were previously not considered permanently reinvested.

Income from Continuing Operations
Income from continuing operations decreased $49.9 million or 54% in the second quarter of 2009 compared with the second quarter of 2008.  Income from continuing operations decreased $88.3 million or 58% in the first six months of 2009 compared with the first six months of 2008.  These decreases resulted from slowed demand for most of the Company’s services and products as a result of the global recession and the effect of unfavorable foreign currency translation.

Loss from Discontinued Operations
The loss from discontinued operations of $1.5 million and $2.7 million in the second quarter and first six months of 2009, respectively, compared with losses of $0.5 million and $0.3 million in the second quarter and first six months of 2008, respectively.  Discontinued operations consisted of the Company’s Gas Technologies Segment, the sale of which was completed in December 2007.  The loss incurred in 2009 related to costs associated with the ongoing arbitration proceedings.  The loss for the first six months of 2009 also reflected a partial settlement of working capital adjustment claims.

Net Income Attributable to Harsco Corporation and Earnings Per Share
Net income attributable to Harsco Corporation of $40.6 million and diluted earnings per share of $0.50 in the second quarter of 2009 were lower than the second quarter of 2008 by $49.3 million or 55% and $0.56 or 53%, respectively.  Net income attributable to Harsco Corporation of $59.2 million and diluted earnings per share of $0.74 in the first six months of 2009 were lower than the first six months of 2008 by $87.7 million or 60% and $0.99 or 57%, respectively.  These decreases are primarily due to decreased income from continuing operations for the reasons described above.

Liquidity and Capital Resources

Overview
Global financial markets have been under stress due to poor lending and investment practices and sharp declines in real estate values.  As a result, broad-based tightening of credit conditions has occurred which has restrained economic growth.  In response to these changes in the global economic conditions, the Company has undertaken several initiatives to conserve capital and enhance liquidity including: prudently reducing capital spending to only critical projects where the highest returns can be achieved while redeploying existing capital investments; optimizing worldwide cash positions; reducing or eliminating discretionary spending; and additional scrutiny and tightening of credit terms with customers.  Despite the tightening of credit markets around the world, the Company continues to have significant available liquidity and has been able to issue commercial paper as needed.  The Company currently expects operational and business needs to be covered by cash from operations in 2009 and beyond.

During the first half of 2009, the Company generated $156.3 million in operating cash, 26% lower than the $210.4 million in the first half of 2008.  This decrease was primarily due to lower net income, lower accounts payable due to reduced spending levels and a reduction in advances on contracts due to shipments in 2009.  These decreases were partially offset by lower receivables as a result of lower sales volume and improved collection efforts, and a reduction of inventory levels due to targeted reductions and reduced replenishment activities.

In the first half of 2009, the Company invested $82.6 million in capital expenditures (60% of which were for revenue-growth projects) and paid $31.7 million in stockholder dividends.  This is compared with $258.3 million of capital expenditures in the first six months of 2008.

The Company’s net cash borrowings decreased $56.5 million in the first six months of 2009.  Balance sheet debt, which is affected by foreign currency translation, decreased $10.6 million from December 31, 2008.  The debt to total capital ratio decreased from 41.1% at December 31, 2008 to 40.6% at June 30, 2009 as a result of the lower debt and increased equity at June 30, 2009.

Despite the current global economic conditions, the Company’s expects to generate strong operating cash flows in 2009.  The Company plans to sustain its balanced portfolio through its strategy of redeploying discretionary cash for disciplined growth and international diversification in the Harsco Infrastructure Segment; in long-term, high-return and high-renewal-

rate services contracts for the Harsco Metals Segment, principally in emerging economies or for customer diversification; for growth and international diversification in the All Other Category (Harsco Minerals & Rail); and for targeted, bolt-on acquisitions in the industrial services businesses.  The Company also foresees continuing its long and consistent history of paying dividends to stockholders.

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

Major uses of operating cash flows and borrowed funds include: capital investments, principally in the industrial services business; payroll costs and related benefits; pension funding payments; inventory purchases for the manufacturing businesses; income tax payments; debt principal and interest payments; insurance premiums and payments of self-insured casualty losses; and machinery, equipment, automobile and facility rental payments.  Cash is also used for targeted, bolt-on acquisitions as the appropriate opportunities arise.

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

The following table illustrates the amounts outstanding under credit facilities and commercial paper programs and available credit at June 30, 2009:

Summary of Credit Facilities and Commercial Paper Programs
(In millions)	Facility Limit	Outstanding Balance	Available Credit

U.S. commercial paper program	$550.0	$23.8	$526.2

Euro commercial paper program	281.6	24.4	257.2

Multi-year revolving credit facility (a)	450.0	—	450.0

364-day revolving credit facility (a)	220.0	—	220.0

Bilateral credit facility (b)	30.0	—	30.0

Totals at June 30, 2009	$1,531.6	$48.2	$1,483.4	(c)

(a)	U.S.-based program
(b)	International-based program
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

Credit Ratings and Outlook – The following table summarizes the Company’s debt ratings at June 30, 2009:

	Long-term Notes	U.S.–Based Commercial Paper	Outlook

Standard & Poor’s (S&P)	A-	A-2	Stable
Moody’s	Baa1	P-2	Stable
Fitch	A-	F2	Stable

The Company’s euro-based commercial paper program has not been rated since the euro market does not require it.  Fitch and Standard & Poor’s ratings were reaffirmed in August 2008 and April 2009, respectively.  In May 2009, Moody’s reaffirmed the Company’s U.S. based commercial paper ratings, but changed its ratings of the Company’s long-term notes from A3 to Baa1 and the Company’s outlook from negative to stable.  Any continued tightening of the credit markets, which began during 2007 and significantly accelerated in 2008, may adversely impact the Company’s access to capital and the associated costs of borrowing; however this is somewhat mitigated by the Company’s strong financial position.  A further downgrade to the Company’s credit ratings may increase borrowing costs to the Company, while an improvement in the Company’s credit ratings may decrease borrowing costs to the Company.  Additionally, a further downgrade in the Company’s credit ratings may result in reduced access to credit markets.

Working Capital Position – Changes in the Company’s working capital are reflected in the following table:

(Dollars are in millions)	June 30 2009	December 31 2008	Increase (Decrease)
Current Assets
Cash and cash equivalents	$70.0	$91.3	$(21.3)
Trade accounts receivable, net	642.1	648.9	(6.8)
Other receivables	36.3	46.0	(9.7)
Inventories	295.9	309.5	(13.6)
Other current assets	95.9	104.5	(8.6)
Assets held-for-sale	0.6	5.3	(4.7)
Total current assets	1,140.8	1,205.5	(64.7)
Current Liabilities
Notes payable and current maturities	70.6	121.1	(50.5)
Accounts payable	203.7	262.8	(59.1)
Accrued compensation	67.1	85.2	(18.1)
Income taxes payable	13.6	13.4	0.2
Other current liabilities	393.9	405.9	(12.0)
Total current liabilities	748.9	888.4	(139.5)
Working Capital	$391.9	$317.1	$74.8
Current Ratio	1.5:1	1.4:1

Working capital increased approximately 24% in the first six months of 2009 due principally to reduced current liabilities and, more specifically, the following factors:

•	Cash decreased $21.3 million principally due to the Company’s objective to efficiently use cash by reducing global cash balances to pay down debt, as well as foreign currency translation.

•
Net trade accounts receivable decreased $6.8 million primarily due to reduced sales volume in the first six months of 2009 and improved collection efforts, partially offset by foreign currency translation.

•	Other receivables, net, decreased $9.7 million primarily due to collections of insurance proceeds related to insured claims settled during the first quarter of 2009.

•
Inventories decreased $13.6 million primarily due to the Company’s focus on reducing inventory levels based upon current market demand partially offset by the build up of inventory in the Company’s railway track maintenance services and equipment business to satisfy current international contracts.

•	Notes payable and current maturities decreased $50.5 million due to reduced levels of short-term commercial paper borrowings and other short-term borrowings.

•	Accounts payable decreased $59.1 million primarily due to reduced spending levels partially offset by foreign currency translation.

•
Accrued compensation decreased $18.1 million due principally to the payment of incentive compensation earned during 2008 and a decline in current year accrual of incentive compensation based on current activity levels.

Certainty of Cash Flows – The certainty of the Company’s future cash flows is underpinned by the long-term nature of the Company’s metal services contracts and the strong discretionary cash flows (operating cash flows in excess of the amounts necessary for capital expenditures to maintain current revenue levels) generated by the Company.  Traditionally, the Company has utilized these discretionary cash flows for growth-related capital expenditures.  At December 31, 2008, the Company’s metal services contracts had estimated future revenues of $4.1 billion.  In addition, as of June 30, 2009, the Company had an order backlog of $533.2 million in its All Other Category (Harsco Minerals & Rail).  This compares with $639.7 million at December 31, 2008.  The railway track maintenance services and equipment business backlog includes a significant portion that will not be realized until 2010 and beyond due to the long lead-time necessary to build certain equipment, and the long-term nature of certain service contracts.  Order backlog for scaffolding, shoring and forming services; for roofing granules and slag abrasives; and the reclamation and recycling services of high-value content from steelmaking slag is excluded from the above amounts.  These amounts are generally not quantifiable due to the short order lead times for certain services, the nature and timing of the products and services provided and equipment rentals with the ultimate length of the rental period unknown.

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

Cash Flow Summary
The Company’s cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

Summarized Cash Flow Information
	Six Months Ended June 30
(In millions)	2009		2008
Net cash provided by (used in):
Operating activities	$156.3		$210.4
Investing activities	(75.1)		(249.4)
Financing activities	(103.1)		32.6
Effect of exchange rate changes on cash	0.6		7.9
Net change in cash and cash equivalents	$(21.4	) (a)	$1.5

(a) Does not total due to rounding

Cash From Operating Activities – Net cash provided by operating activities in the first six months of 2009 was $156.3 million, a decrease of $54.1 million from the first six months of 2008.  The decrease was primarily due to the following:

•	Increased net accounts payable payments due to reduced spending levels in 2009.
•	Lower net income in 2009 compared with 2008.
•	Reduction in advances on contracts due to shipments in 2009.

Partially offset by the following:

•	Improved collection efforts on trade receivables coupled with reduced sales volume.

•	Initiatives to reduce inventory coupled with reduced spending on inventory throughout the Company based upon current market demand.

Cash Used in Investing Activities – In the first six months of 2009, cash used in investing activities was $75.1 million consisting primarily of capital investments of $82.6 million offset by $11.0 million of cash received for the sale of non-core assets.  Capital investments declined $175.7 million compared with 2008, reflecting management’s initiatives to conserve capital and enhance liquidity through prudent reduction of capital investments.  Growth capital constituted 60% of investments made in the first six months of 2009, with investments made predominantly in the industrial services businesses.  Throughout the remainder of 2009, the Company plans to continue to manage its balanced portfolio and consider opportunities to invest in value creation projects including prudent, targeted, bolt-on acquisitions, principally in the Harsco Infrastructure business.  Additionally, the Company will shift more growth investments into the All Other Category (Harsco Minerals & Rail) in the remainder of 2009 and beyond, as this group continues to expand globally.

Cash Used in Financing Activities – The following table summarizes the Company’s debt and capital positions at June 30, 2009 and December 31, 2008.

(Dollars are in millions)	June 30 2009	December 31 2008 (a)
Notes Payable and Current Maturities	$70.6	$121.1
Long-term Debt	931.6	891.8
Total Debt	1,002.2	1,012.9
Total Equity	1,468.3	1,450.0
Total Capital	$2,470.5	$2,462.9
Total Debt to Total Capital	40.6%	41.1%

(a)	December 2008 Equity has been retroactively adjusted in accordance with SFAS 160 to include Noncontrolling Interest as a component of Equity.

The Company’s debt as a percent of total capital as of June 30, 2009 decreased from December 31, 2008.  The decrease results principally from increased equity and, to a lesser extent, a decline in overall debt, primarily due to lower capital expenditures for growth initiatives.

Debt Covenants
The Company’s credit facilities and certain notes payable agreements contain covenants requiring a minimum net worth of $475 million and a maximum debt to capital ratio of 60%.  At June 30, 2009, the Company was in compliance with these covenants with a debt to capital ratio of 40.6% and total net worth of $1.5 billion.  Based on balances at June 30, 2009, the Company could increase borrowings by approximately $1.2 billion and still be within its debt covenants.  Alternatively, keeping all other factors constant, the Company’s equity could decrease by approximately $0.8 billion and the Company would still be within its covenants.  Additionally, the Company’s 7.25% British pound sterling-denominated notes, due October 27, 2010, and its 5.75% notes, due May 2018, also include covenants that permit the note holders to redeem their notes, at par and 101% of par, respectively, in the event of a change of control of the Company or disposition of a significant portion of the Company’s assets in combination with the Company’s credit rating downgraded to non-investment grade.  The Company expects to continue to be compliant with these debt covenants one year from now.

Cash and Value-Based Management
The Company plans to continue with its strategy of targeted, prudent investing for strategic purposes for the foreseeable future, although 2009 capital investments are expected to significantly decline from 2008 as existing investments are used more efficiently.  The long-term goal of this strategy is to improve the Company’s EVA under the program adopted in 2002.  Under this program the Company evaluates strategic investments based upon the investment’s economic profit.  EVA equals after-tax operating profits less a charge for the use of the capital employed to create those profits (only the service cost portion of net periodic pension cost is included for EVA purposes).  Therefore, value is created when a project or initiative produces a return above the cost of capital.  In the first six months of 2009, EVA was lower compared with the first six months of 2008 due principally to lower operating profits.

The Company currently expects to continue paying dividends to stockholders.  The Company has increased the dividend rate for fifteen consecutive years, and in May 2009, the Company paid its 236th consecutive quarterly cash dividend.  In June 2009, the Company declared its 237th consecutive quarterly cash dividend.

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

Recently Adopted and Recently Issued Accounting Standards
Information on recently adopted and recently issued accounting standards is included in Note J, “Recently Adopted and Recently Issued Accounting Standards,” in Part I, Item 1, Financial Statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information on quantitative and qualitative disclosures about market risk is included under Part II, Item 1A, “Risk Factors.”

ITEM 4.   CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures as of June 30, 2009.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.  There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the second quarter of 2009.

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Information on legal proceedings is included in Note G, “Commitments and Contingencies,” in Part I, Item 1, Financial Statements.

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

The global recession has continued to diminish certain customers’ credit availability, restraining economic growth on a global basis.  Governments have taken unprecedented actions intended to address these and other market conditions.  While these conditions have not impaired the Company’s ability to access credit markets and finance operations, at this time, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies which could lead to the inability to access credit markets.

For a full disclosure of risk factors that affect the Company, see the Company’s 2008 Annual Report on Form 10-K (Part I, Item 1A).

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)      There were no unregistered sales of equity securities during the period covered by the report.
(b)      Not applicable.
(c)      Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1, 2009 – April 30, 2009	—	—	—	1,536,647
May 1, 2009 – May 31, 2009	—	—	—	1,536,647
June 1, 2009 – June 30, 2009	—	—	—	1,536,647
Total	—	—	—

The Company’s share repurchase program was extended by the Board of Directors in September 2008.  At that time, the Board authorized an increase of 4,000,000 shares to the 946,367 remaining from the Board’s previous stock repurchase authorization.  The repurchase program expires January 31, 2010.  As of June 30, 2009, there are 1,536,647 authorized shares remaining in the program.  When and if appropriate, repurchases are made in open market transactions, depending on market conditions.  Repurchases may not be made and may be discontinued at any time.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

DIVIDEND INFORMATION

On June 16, 2009, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share, payable August 14, 2009, to stockholders of record as of July 15, 2009.

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

HARSCO CORPORATION
(Registrant)

DATE	August 6, 2009	/S/ Stephen J. Schnoor
Stephen J. Schnoor
Senior Vice President and Chief Financial Officer

DATE	August 6, 2009	/S/ Richard M. Wagner
Richard M. Wagner
Vice President and Controller