Form 10-Q
period 2009-09-30
HARSCO CORP
filed 2009-11-05
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________________

FORM 10-Q

 ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2009
Common stock, par value $1.25 per share	80,316,209

HARSCO CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands, except per share amounts)	2009	2008 (a)	2009	2008 (a)
Revenues from continuing operations:
Service revenues	$612,432	$876,633	$1,791,081	$2,673,751
Product revenues	131,789	168,264	427,005	458,524
Total revenues	744,221	1,044,897	2,218,086	3,132,275
Costs and expenses from continuing operations:
Cost of services sold	472,943	644,401	1,385,054	1,968,990
Cost of products sold	81,652	117,940	279,061	316,102
Selling, general and administrative expenses	125,443	153,518	381,354	470,482
Research and development expenses	861	1,177	2,236	3,738
Other (income) expense	6,898	(6,012)	6,427	(6,129)
Total costs and expenses	687,797	911,024	2,054,132	2,753,183

Operating income from continuing operations	56,424	133,873	163,954	379,092

Equity in income of unconsolidated entities, net	128	282	280	932
Interest income	888	1,066	1,944	2,866
Interest expense	(15,822)	(19,650)	(46,621)	(55,844)

Income from continuing operations before income taxes	41,618	115,571	119,557	327,046

Income tax expense	(6,525)	(30,048)	(20,508)	(89,236)

Income from continuing operations	35,093	85,523	99,049	237,810

Discontinued operations:
Loss from discontinued business	(17,183)	(852)	(21,094)	(1,438)
Income tax benefit (expense)	5,391	(2,834)	6,609	(2,588)
Loss from discontinued operations	(11,792)	(3,686)	(14,485)	(4,026)
Net Income	23,301	81,837	84,564	233,784
Less: Net income attributable to noncontrolling interests	(3,119)	(1,553)	(5,182)	(6,578)
Net Income attributable to Harsco Corporation	$20,182	$80,284	$79,382	$227,206

Amounts attributable to Harsco Corporation common stockholders:
Income from continuing operations, net of tax	$31,974	$83,970	$93,867	$231,232
Loss from discontinued operations, net of tax	(11,792)	(3,686)	(14,485)	(4,026)
Net income attributable to Harsco Corporation common stockholders	$20,182	$80,284	$79,382	$227,206

Weighted average shares of common stock outstanding	80,315	84,089	80,285	84,244
Basic earnings per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.40	$1.00	$1.17	$2.74
Discontinued operations	(0.15)	(0.04)	(0.18)	(0.05)
Basic earnings per share attributable to Harsco Corporation common stockholders	$0.25	$0.95 (b)	$0.99	$2.70 (b)

Diluted weighted average shares of common stock outstanding	80,631	84,537	80,557	84,712
Diluted earnings per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.40	$0.99	$1.17	$2.73
Discontinued operations	(0.15)	(0.04)	(0.18)	(0.05)
Diluted earnings per share attributable to Harsco Corporation common stockholders	$0.25	$0.95	$0.99	$2.68
Cash dividends declared per common share	$0.200	$0.195	$0.600	$0.585
(a)
On January 1, 2009, the Company adopted changes issued by the Financial Accounting Standards Board related to consolidation accounting and reporting.  These changes, among others, require that minority interests be renamed noncontrolling interests and that a company present a consolidated net income measure that includes the amount attributable to such noncontrolling interests for all periods presented.  Results have been reclassified accordingly.

(b)	Does not total due to rounding.

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)	September 30 2009	December 31 2008 (a)
ASSETS
Current assets:
Cash and cash equivalents	$97,707	$91,336
Trade accounts receivable, net	640,870	648,880
Other receivables	27,497	46,032
Inventories	300,874	309,530
Other current assets	106,783	104,430
Assets held-for-sale	657	5,280
Total current assets	1,174,388	1,205,488
Property, plant and equipment, net	1,493,119	1,482,833
Goodwill	668,017	631,490
Intangible assets, net	133,792	141,493
Other assets	68,011	101,666
Total assets	$3,537,327	$3,562,970
LIABILITIES
Current liabilities:
Short-term borrowings	$38,586	$117,854
Current maturities of long-term debt	4,050	3,212
Accounts payable	218,680	262,783
Accrued compensation	70,333	85,237
Income taxes payable	8,563	13,395
Dividends payable	16,063	15,637
Insurance liabilities	24,206	36,553
Advances on contracts	130,538	144,237
Other current liabilities	230,790	209,518
Total current liabilities	741,809	888,426
Long-term debt	919,187	891,817
Deferred income taxes	34,049	35,442
Insurance liabilities	62,345	60,663
Retirement plan liabilities	190,758	190,153
Other liabilities	55,042	46,497
Total liabilities	2,003,190	2,112,998
COMMITMENTS AND CONTINGENCIES
EQUITY
Harsco Corporation stockholders’ equity:
Preferred stock, Series A junior participating cumulative preferred stock	—	—
Common stock	139,186	138,925
Additional paid-in capital	136,160	137,083
Accumulated other comprehensive loss	(152,067)	(208,299)
Retained earnings	2,110,374	2,079,170
Treasury stock	(735,016)	(733,203)
Total Harsco Corporation stockholders’ equity	1,498,637	1,413,676
Noncontrolling interests	35,500	36,296
Total equity	1,534,137	1,449,972
Total liabilities and equity	$3,537,327	$3,562,970
(a)
On January 1, 2009, the Company adopted changes issued by the Financial Accounting Standards Board related to consolidation accounting and reporting.  These changes, among others, require that minority interests be renamed noncontrolling interests and that a company present such noncontrolling interests as equity for all periods presented.  Results have been reclassified accordingly.

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30
(In thousands)	2009	2008 (a)

Cash flows from operating activities:
Net income	$84,564	$233,784
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
Depreciation	208,014	237,769
Amortization	20,627	23,104
Equity in income of unconsolidated entities, net	(280)	(932)
Dividends or distributions from unconsolidated entities	200	484
Other, net	2,688	4,826
Changes in assets and liabilities, net of acquisitions
and dispositions of businesses:
Accounts receivable	55,251	(104,498)
Inventories	23,230	(48,226)
Accounts payable	(55,162)	13,082
Accrued interest payable	20,935	26,948
Accrued compensation	(19,439)	(11,669)
Other assets and liabilities	(63,934)	7,360

Net cash provided by operating activities	276,694	382,032

Cash flows from investing activities:
Purchases of property, plant and equipment	(123,072)	(380,878)
Purchases of businesses, net of cash acquired	(12,732)	(15,539)
Proceeds from sales of assets	11,521	20,700
Other investing activities	(3,016)	9,305

Net cash used by investing activities	(127,299)	(366,412)

Cash flows from financing activities:
Short-term borrowings, net	(84,303)	(19,109)
Current maturities and long-term debt:
Additions	292,996	792,552
Reductions	(296,854)	(713,945)
Cash dividends paid on common stock	(47,750)	(49,336)
Dividends paid to noncontrolling interests	(2,466)	(4,906)
Purchase of noncontrolling interests	(12,953)	—
Contributions of equity from noncontrolling interest	5,332	—
Common stock issued-options	444	1,537
Common stock acquired for treasury	—	(52,962)
Other financing activities	—	(889)

Net cash used by financing activities	(145,554)	(47,058)

Effect of exchange rate changes on cash	2,530	(493)

Net increase (decrease) in cash and cash equivalents	6,371	(31,931)

Cash and cash equivalents at beginning of period	91,336	121,833

Cash and cash equivalents at end of period	$97,707	$89,902
(a)
On January 1, 2009, the Company adopted changes issued by the Financial Accounting Standards Board related to consolidation accounting and reporting.  These changes, among others, require that minority interests be renamed noncontrolling interests for all periods presented.  Results have been reclassified accordingly.

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Harsco Corporation Stockholders’ Equity
(In thousands, except share and per share amounts)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest (a)	Total Equity
	Issued	Treasury
Beginning Balances, January 1, 2008	$138,665	$(603,169)	$128,622	$1,903,049	$(129)	$38,023	$1,605,061
Net income				227,206		6,578	233,784
Cash dividends declared:
Common @ $0.585 per share				(49,187)			(49,187)
Noncontrolling interests						(4,906)	(4,906)
Translation adjustments, net of deferred income taxes of $26,818					(34,906)	199	(34,707)
Cash flow hedging instrument adjustments, net of deferred income taxes of $(3,035)					7,420		7,420
Pension liability adjustments, net of deferred income taxes of $(9,153)					21,853		21,853
Marketable securities unrealized loss, net of deferred income taxes of $21					(38)		(38)
Stock options exercised, 102,076 shares	128		2,681				2,809
Net issuance of stock – vesting of restricted stock units, 56,847 shares	108	(1,457)	(8)				(1,357)
Treasury shares repurchased, 1,053,633 shares		(52,962)					(52,962)
Amortization of unearned compensation on restricted stock units, net of forfeitures			4,099				4,099
Balances, September 30, 2008	$138,901	$(657,588)	$135,394	$2,081,068	$(5,800)	$39,894	$1,731,869

Beginning Balances, January 1, 2009	$138,925	$(733,203)	$137,083	$2,079,170	$(208,299)	$36,296	$1,449,972
Net income				79,382		5,182	84,564
Cash dividends declared:
Common @ $0.600 per share				(48,178)			(48,178)
Noncontrolling interests						(2,466)	(2,466)
Translation adjustments, net of deferred income taxes of $(15,654)					94,278	297	94,575
Cash flow hedging instrument adjustments, net of deferred income taxes of $10,121					(27,486)		(27,486)
Purchase of subsidiary shares from noncontrolling interests			(3,905)			(9,141)	(13,046)
Contributions of equity from noncontrolling interest						5,332	5,332
Pension liability adjustments, net of deferred income taxes of $4,775					(10,569)		(10,569)
Marketable securities unrealized loss, net of deferred income taxes of $(5)					9		9
Stock options exercised, 54,000 shares	67	(423)	863				507
Net issuance of stock – vesting of restricted stock units, 101,918 shares	194	(1,390)	(616)				(1,812)
Amortization of unearned compensation on restricted stock units, net of forfeitures			2,735				2,735
Balances, September 30, 2009	$139,186	$(735,016)	$136,160	$2,110,374	$(152,067)	$35,500	$1,534,137

(a)
On January 1, 2009, the Company adopted changes issued by the Financial Accounting Standards Board related to consolidation accounting and reporting.  These changes, among others, require that minority interests be renamed noncontrolling interests and that a company present such noncontrolling interests as equity for all periods presented.  Results have been reclassified accordingly.

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30
(In thousands)	2009	2008 (a)

Net income	$23,301	$81,837

Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes	44,565	(127,855)

Net gains (losses) on cash flow hedging instruments, net of deferred income taxes of $779 and ($2,341) in 2009 and 2008, respectively	(1,902)	5,730

Reclassification adjustment for gain on cash flow hedging instruments included in net income, net of deferred income taxes of ($325) and $2 in 2009 and 2008, respectively	606	(3)

Pension liability adjustments, net of deferred income taxes of ($4,221)and ($7,188) in 2009 and 2008, respectively	9,334	17,916

Unrealized gain on marketable securities, net of deferred income taxes of ($7) and $0 in 2009 and 2008, respectively	13	1

Total other comprehensive income (loss)	52,616	(104,211)

Total comprehensive income (loss)	75,917	(22,374)

Less: Comprehensive (income) loss attributable to noncontrolling interests	(3,005)	2,228

Comprehensive income (loss) attributable to Harsco Corporation	$72,912	$(20,146)

	Nine Months Ended September 30
(In thousands)	2009	2008 (a)

Net income	$84,564	$233,784

Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes	94,575	(34,707)

Net gains (losses) on cash flow hedging instruments, net of deferred income taxes of $9,325 and ($3,040) in 2009 and 2008, respectively	(26,010)	7,430

Reclassification adjustment for gain on cash flow hedging instruments included in net income, net of deferred income taxes of $796 and $5 in 2009 and 2008, respectively	(1,476)	(10)

Pension liability adjustments, net of deferred income taxes of $4,775 and ($9,153) in 2009 and 2008, respectively	(10,569)	21,853

Unrealized gain (loss) loss on marketable securities, net of deferred income taxes of ($5) and $21 in 2009 and 2008, respectively	9	(38)

Total other comprehensive income (loss)	56,529	(5,472)

Total comprehensive income	141,093	228,312

Less: Comprehensive income attributable to noncontrolling interests	(5,479)	(6,777)

Comprehensive income attributable to Harsco Corporation	$135,614	$221,535

(a)
On January 1, 2009, the Company adopted changes issued by the Financial Accounting Standards Board related to consolidation accounting and reporting.  These changes, among others, require that minority interests be renamed noncontrolling interests and that a company present a consolidated net income measure that includes the amount attributable to such noncontrolling interests for all periods presented.  Results have been reclassified accordingly.

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A.      Basis of Presentation

The unaudited condensed consolidated financial statements and notes included in this report have been prepared by management of Harsco Corporation (the “Company”).  In the opinion of management, all adjustments (all of which, with the exception of the adjustments mentioned below, are of a normal recurring nature) that are necessary for a fair presentation are reflected in the condensed consolidated financial statements.  The December 31, 2008 Condensed Consolidated Balance Sheet information contained in this Form 10-Q was derived from the 2008 audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America for a year-end report.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s 2008 Annual Report on Form 10-K.

Operating results and cash flows for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

In accordance with changes to consolidation accounting and reporting issued by the Financial Accounting Standards Board (“FASB”) and adopted by the Company on January 1, 2009, prior year amounts have been retrospectively adjusted to conform with the current year presentation.  See Note J, “Recently Adopted and Recently Issued Accounting Standards,” for a further description of these changes.

During the third quarter of 2009, the Company recorded non-cash out-of-period adjustments that had the net effect of reducing after-tax income by $9 million or $0.11 per diluted share.  The adjustments correct errors generated principally by the improper recognition of certain revenues and delaying the recognition of certain expenses by one subsidiary, in one country, during the past three years.  Based upon the investigation, which is substantially completed, these errors primarily related to the failure to receive advance customer agreement and to invoice on a timely basis for additional work performed for two customers.  The Company assessed the individual and aggregate impact of these adjustments on the current year and all prior periods and determined that the cumulative effect of the adjustments was not material to the full year 2009 results and did not result in a material misstatement to any previously issued annual or quarterly financial statements.  Consequently, the Company recorded the $9 million net adjustment in the current quarter and has not revised any previously issued annual financial statements or interim financial data.

B.      Review of Operations by Segment

	Three Months Ended September 30, 2009		Three Months Ended September 30, 2008

(In thousands)	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)

Harsco Infrastructure Segment	$279,450	$22,503	$393,292	$59,998

Harsco Metals Segment	275,093	(4,420)	423,831	33,287

Segment Totals	554,543	18,083	817,123	93,285

All Other Category – Harsco Minerals & Rail	189,618	39,624	227,714	41,975

General Corporate	60	(1,283)	60	(1,387)

Totals	$744,221	$56,424	$1,044,897	$133,873

	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2008

(In thousands)	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)

Harsco Infrastructure Segment	$871,962	$66,267	$1,201,292	$155,970

Harsco Metals Segment	772,958	(3,014)	1,286,037	99,608

Segment Totals	1,644,920	63,253	2,487,329	255,578

All Other Category – Harsco Minerals & Rail	572,986	105,725	644,766	127,953

General Corporate	180	(5,024)	180	(4,439)

Totals	$2,218,086	$163,954	$3,132,275	$379,092

Reconciliation of Segment Operating Income to Consolidated Income from Continuing Operations
Before Income Taxes
	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2009	2008	2009	2008

Segment Operating Income	$18,083	$93,285	$63,253	$255,578

All Other Category – Harsco Minerals & Rail	39,624	41,975	105,725	127,953

General Corporate	(1,283)	(1,387)	(5,024)	(4,439)

Operating income from continuing operations	56,424	133,873	163,954	379,092

Equity in income of unconsolidated entities, net	128	282	280	932

Interest income	888	1,066	1,944	2,866

Interest expense	(15,822)	(19,650)	(46,621)	(55,844)

Income from continuing operations before income taxes	$41,618	$115,571	$119,557	$327,046

C.      Accounts Receivable and Inventories

At September 30, 2009 and December 31, 2008, Trade accounts receivable of $640.9 million and $648.9 million, respectively, were net of an allowance for doubtful accounts of $30.1 million and $27.9 million, respectively.  The provision for doubtful accounts was $2.6 million and $3.5 million for the three months ended September 30, 2009 and 2008, respectively.  For the nine months ended September 30, 2009 and 2008, the provision for doubtful accounts was $10.8 million and $6.7 million, respectively.  Other receivables include insurance claim receivables, employee receivables, tax claim receivables and other miscellaneous receivables not included in Trade accounts receivable, net.

Inventories consist of the following:

	Inventories
(In thousands)	September 30 2009	December 31 2008

Finished goods	$147,187	$156,490
Work-in-process	24,446	21,918
Raw materials and purchased parts	85,284	83,372
Stores and supplies	43,957	47,750

Total Inventories	$300,874	$309,530

D.      Property, Plant and Equipment

Property, plant and equipment consists of the following:
(In thousands)	September 30 2009	December 31 2008
Land and improvements	$45,574	$41,913
Buildings and improvements	199,263	167,606
Machinery and equipment	3,108,658	2,905,398
Uncompleted construction	68,012	75,210
Gross property, plant and equipment	3,421,507	3,190,127
Less accumulated depreciation	(1,928,388)	(1,707,294)
Net property, plant and equipment	$1,493,119	$1,482,833

E.      Goodwill and Other Intangible Assets

The following table reflects the changes in carrying amounts of goodwill by segment for the nine months ended September 30, 2009:

Goodwill by Segment
(In thousands)	Harsco Infrastructure Segment	Harsco Metals Segment	All Other Category – Harsco Minerals & Rail	Consolidated Totals

Balance as of December 31, 2008	$220,547	$299,613	$111,330	$631,490

Changes to goodwill	(68)	480	1,746	2,158

Foreign currency translation	15,566	15,447	3,356	34,369
Balance as of September 30, 2009	$236,045	$315,540	$116,432	$668,017

The following table reflects intangible assets by major category:

Intangible Assets
	September 30, 2009		December 31, 2008
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$148,052	$56,180	$138,752	$40,821

Non-compete agreements	1,426	1,310	1,414	1,196

Patents	7,022	4,496	6,316	4,116

Other	65,497	26,019	60,495	19,309
Total	$221,997	$88,005	$206,977	$65,442

During the first nine months of 2009, the Company acquired the following intangible assets (by major class) which are subject to amortization.

Acquired Intangible Assets
(In thousands)	Gross Carrying Amount	Residual Value	Weighted-average Amortization Period

Customer relationships	$931	None	6 years

Patents	425	None	15 years

Other	$640	None	2 years
Total	$1,996

Amortization expense for intangible assets was $6.5 million and $19.0 million for the third quarter and first nine months of 2009, respectively.  This compares with $7.1 million and $21.6 million for the third quarter and first nine months of 2008, respectively.  The following table shows the estimated amortization expense for the next five fiscal years based on current intangible assets:

(In thousands)	2009	2010	2011	2012	2013

Estimated amortization expense (a)	$25,500	$24,500	$23,400	$11,100	$9,700

(a) These estimated amortization expense amounts do not reflect the potential effect of future foreign currency exchange rate fluctuations.

F.      Acquisitions and Dispositions

Acquisitions
In April 2009, the Company acquired the noncontrolling interests of three of its Asia Pacific region consolidated subsidiaries in the Harsco Metals Segment for $12.9 million.  The acquisition of these partnership interests was accounted for as an equity transaction since the Company retained its controlling interest in the subsidiaries.

In August 2009, the Company acquired the noncontrolling interests of four of its Eastern Europe region consolidated subsidiaries in the Harsco Infrastructure Segment for $0.6 million.  The acquisition of these partnership interests was accounted for as an equity transaction since the Company retained its controlling interest in the subsidiaries.

In September 2009, the Company formed a partnership in Saudi Arabia that will provide highly-engineered scaffolding and formwork systems and expert installation services to the infrastructure and construction markets.  The Company contributed $5.3 million to form this partnership, which has been included in the Harsco Infrastructure Segment.  In September 2009, the partnership acquired the net assets of Saudi Express Transport LLC, a Saudi Arabia-based provider of similar services that generated revenues of approximately $22 million in 2008.

In October 2009, the Company acquired Nicol UK Ltd., a United Kingdom-based multi-disciplined provider of industrial maintenance services, multi-craft site services, and scaffolding to major petrochemical, energy and industrial clients.  This business generated revenues of approximately $25 million in 2008 and has been included in the Harsco Infrastructure Segment.

Inclusion of the pro-forma financial information for the above transactions is not necessary due to the immaterial size of the acquisitions.

Net Income Attributable to the Company and Transfers to Noncontrolling Interest
The purpose of the following schedule is to disclose the effects of changes in the Company’s ownership interest in its subsidiaries on the Company’s equity.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2009	2008	2009	2008

Net income attributable to the Company	$20,182	$80,284	$79,382	$227,206

Decrease in the Company’s paid-in capital for purchase of partnership interests	(1,681)	—	(3,905)	—

Change from net income attributable to the Company and transfers to noncontrolling interest	$18,501	$80,284	$75,477	$227,206

Dispositions
On December 7, 2007, the Company sold its Gas Technologies Segment to Wind Point Partners, a private equity investment firm.  The terms of the sale include a total purchase price of $340 million, including $300 million paid in cash at closing and $40 million payable in the form of an earnout contingent on the Gas Technologies group achieving certain performance targets in 2008 or 2009.  The thresholds for achieving the earnout for 2008 were not met and the Company does not expect them to be met for 2009.  The Company recorded a $26.4 million after-tax gain on the sale in the fourth quarter of 2007.  The Company recorded $14.5 million in after-tax charges in Discontinued Operations in the first nine months of 2009 related to the settlement of working capital adjustment claims and other costs associated with arbitration proceedings as described in Note G, “Commitments and Contingencies.”

G.      Commitments and Contingencies

Environmental
The Company is involved in a number of environmental remediation investigations and clean-ups and, along with other companies, has been identified as a “potentially responsible party” for certain waste disposal sites.  While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company.  The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected.  The Consolidated Balance Sheets at September 30, 2009 and December 31, 2008 include accruals in Other current liabilities of $4.2 million and $3.2 million, respectively, for environmental matters.  There were no amounts charged against pre-tax income related to environmental matters in the third quarter of 2009 as compared with $0.2 million in the same period of 2008.  Amounts charged against pre-tax income for the first nine months totaled $1.2 million and $1.0 million for 2009 and 2008, respectively.

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

As of September 30, 2009, there are 26,142 pending asbestos personal injury claims filed against the Company.  Of these cases, 25,623 were pending in the New York Supreme Court for New York County in New York State.  The other claims, totaling 519, are filed in various counties in a number of state courts, and in certain Federal District Courts (including New York), and those complaints generally assert lesser amounts of damages than the New York State court cases or do not state any amount claimed.

As of September 30, 2009, the Company has obtained dismissal by stipulation, or summary judgment prior to trial, in 18,232 cases.

In view of the persistence of asbestos litigation nationwide, which has not yet been sufficiently addressed either politically or legally, the Company expects to continue to receive additional claims.  However, there have been developments during the past several years, both by certain state legislatures and by certain state courts, which could favorably affect the Company’s ability to defend these asbestos claims in those jurisdictions.  These developments include procedural changes, docketing changes, proof of damage requirements and other changes that require plaintiffs to follow specific procedures in bringing their claims and to show proof of damages before they can proceed with their claim.  An example is the action taken by the New York Supreme Court (a trial court), which is responsible for managing all asbestos cases pending within New York County in the State of New York.  This Court issued an order in December 2002 that created a Deferred or Inactive Docket for all pending and future asbestos claims filed by plaintiffs who cannot demonstrate that they have a malignant condition or discernable physical impairment, and an Active or In Extremis Docket for plaintiffs who are able to show such medical condition.  As a result of this order, the majority of the asbestos cases filed against the Company in New York County have been moved to the Inactive Docket until such time as the plaintiffs can show that they have incurred a physical impairment.  As of September 30, 2009, the Company has been listed as a defendant in 394 Active or In Extremis asbestos cases in New York County.  The Court’s Order has been challenged by plaintiffs.

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

Insurance liabilities are recorded when it is probable that a liability has been incurred for a particular event and the amount of loss associated with the event can be reasonably estimated.  Insurance reserves have been estimated based primarily upon actuarial calculations and reflect the undiscounted estimated liabilities for ultimate losses including claims incurred but not reported.  Inherent in these estimates are assumptions which are based on the Company’s history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends.  If actual claims differ from those projected by management, changes (either increases or decreases) to insurance reserves may be required and would be recorded through income in the period the change was determined.  When a recognized liability is covered by third-party insurance, the Company records an insurance claim receivable to reflect the covered liability.  Insurance claim receivables are included in Other receivables in the Company’s Consolidated Balance Sheets.  See Note 1, “Summary of Significant Accounting Policies,” of the Company’s Form 10-K for the year ended December 31, 2008, for additional information on Accrued Insurance and Loss Reserves.

Gas Technologies Divestiture
In October 2009, the Company and Taylor-Wharton International, the purchaser of the Company’s Gas Technologies business, satisfactorily resolved the open claims and counterclaims that were submitted to arbitration.  The claims and counterclaims related to both net working capital adjustments associated with the divestiture and the alleged breach of certain representations and warranties made by the Company.  The settlement and related costs and fees were reflected in the $14.5 million after-tax loss from discontinued operations for the nine months ended September 30, 2009.

Value-Added Tax Dispute
The Company is involved in a value added and services (“ICMS”) tax dispute with the State Revenue Authorities from the State of São Paulo, Brazil (the “SPRA”).  In October 2009, the Company received notification of the SPRA’s administrative decision regarding the levying of ICMS in the State of São Paulo in relation to services provided to one of the Company’s customers in the State between January 2004 and May 2005.   The assessment from the SPRA is approximately $12.0 million, including tax, penalty and interest and could increase to reflect additional interest accrued since December 2007.

The Company believes that it does not have liability for this assessment and will vigorously contest it under various alternatives, including judicial appeal.  Any ultimate final determination of this assessment would not have a material adverse effect on the Company’s annual results of operations, cash flows or financial condition.

H.      Reconciliation of Basic and Diluted Shares

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Amounts in thousands, except per share data)	2009	2008	2009	2008

Income from continuing operations attributable to Harsco Corporation common stockholders	$31,974	$83,970	$93,867	$231,232

Weighted average shares outstanding - basic	80,315	84,089	80,285	84,244

Dilutive effect of stock-based compensation	316	448	272	468

Weighted average shares outstanding - diluted	80,631	84,537	80,557	84,712

Earnings from continuing operations per common share, attributable to Harsco Corporation common stockholders:

Basic	$0.40	$1.00	$1.17	$2.74

Diluted	$0.40	$0.99	$1.17	$2.73

At September 30, 2009, all restricted stock units outstanding were included in the three months calculation of diluted earnings per share but 29 thousand restricted stock units were not included in the nine months calculation, because the effect was antidilutive.  All outstanding stock options at September 30, 2009 and all outstanding stock options and restricted stock units at September 30, 2008 were included in the computation of diluted earnings per share for the respective three month and nine month periods.

I.      Employee Benefit Plans

	Three Months Ended September 30
Defined Benefit Net Periodic Pension Cost (Income)	U. S. Plans		International Plans
(In thousands)	2009	2008	2009	2008

Defined benefit plans:
Service cost	$447	$373	$1,062	$2,281
Interest cost	3,523	3,727	11,296	13,202
Expected return on plan assets	(3,647)	(5,862)	(10,939)	(15,337)
Recognized prior service costs	88	83	92	244
Recognized losses	857	292	2,477	2,742
Amortization of transition liability	—	—	9	9
Curtailment gain	—	—	(79)	—
Defined benefit plans net periodic pension cost (income) – continuing operations	$1,268	$(1,387)	$3,918	$3,141

	Nine Months Ended September 30
Defined Benefit Net Periodic Pension Cost (Income)	U. S. Plans		International Plans
(In thousands)	2009	2008	2009	2008

Defined benefit plans:
Service cost	$1,311	$1,367	$2,998	$7,082
Interest cost	10,331	11,470	32,245	41,141
Expected return on plan assets	(10,693)	(17,951)	(31,212)	(47,823)
Recognized prior service costs	257	250	264	753
Recognized losses	2,512	876	6,756	8,561
Amortization of transition liability	—	—	23	28
Curtailment/settlement gain	—	(866)	(79)	—
Defined benefit plans net periodic pension cost (income)	3,718	(4,854)	10,995	9,742
Less Discontinued Operations included in above	—	(694)	—	—
Defined benefit plans net periodic pension cost (income) – continuing operations	$3,718	$(4,160)	$10,995	$9,742

Defined benefit net periodic pension cost in the nine months ended September 30, 2009 was $9.1 million higher, when compared with the first nine months of 2008.  This was principally due to lower than expected plan assets at the 2008 plan measurement date which resulted in a decrease in expected return on plan assets.  Net periodic pension cost from continuing operations for the full year ending December 31, 2009 is expected to be approximately $20 million, compared with $8.2 million for the year ended December 31, 2008.

In the quarter ended September 30, 2009, the Company contributed $0.4 million and $4.2 million to the U.S. and international defined benefit pension plans, respectively.  In the nine months ended September 30, 2009, the Company contributed $2.3 million and $14.7 million to the U.S. and international defined benefit pension plans, respectively.  The Company currently anticipates contributing approximately $1 million and $11 million for the U.S. and international plans, respectively, during the remainder of 2009.

In the quarter ended September 30, 2009, the Company contributed $4.8 million and $5.6 million to multiemployer and defined contribution pension plans, respectively.  In the nine months ended September 30, 2009, the Company contributed $16.8 million and $11.1 million to multiemployer and defined contribution plans, respectively.

J.      Recently Adopted and Recently Issued Accounting Standards

The following accounting standards were adopted in 2009:

On September 30, 2009, the Company adopted changes issued by the FASB to the authoritative hierarchy of accounting principles generally accepted in the United States (“GAAP”).  These changes established the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates.  Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification.  These changes and the Codification itself do not change GAAP.  The adoption of these changes had no impact on the Company’s consolidated financial statements, other than the manner in which new accounting standards are referenced.

On June 30, 2009, the Company adopted changes issued by the FASB related to the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, these changes set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of these changes had no impact on the Company’s consolidated financial statements as the Company’s existing method of accounting for and disclosing subsequent events did not significantly change.

On June 30, 2009, the Company adopted changes issued by the FASB that require a publicly traded company to disclose the fair value of its financial instruments whenever summarized financial information for interim reporting periods is issued.  Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value.  Other than the required disclosures included in Note K, “Derivative Instruments, Hedging Activities and Fair Value,” the adoption of these changes had no impact on the Company’s consolidated financial statements.

On January 1, 2009, the Company adopted changes issued by the FASB related to disclosures about an entity’s derivative and hedging activities, including:
•	how and why an entity uses derivative instruments,
•	how derivative instruments and related hedged items are accounted for, and
•	how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.
Other than the required disclosures included in Note K, “Derivative Instruments, Hedging Activities and Fair Value,” the adoption of these changes had no material impact on the Company’s consolidated financial statements.

On January 1, 2009, the Company adopted changes issued by the FASB related to the consolidation accounting and reporting for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  These changes define a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  These changes require, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The presentation and disclosure requirements of these changes have been applied retrospectively.  Other than the change in presentation of noncontrolling interests, the adoption of these changes had no material impact on the Company’s consolidated financial statements.

On January 1, 2009, the Company adopted changes issued by the FASB related to the fair value accounting and reporting of nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis.  These changes define fair value, establish a framework for measuring fair value in GAAP, and expand disclosures about fair value measurements.  This standard applies to other GAAP that require or permit fair value measurements and is to be applied prospectively with limited exceptions.  The adoption of these changes as they relate to nonfinancial assets and nonfinancial liabilities had no impact on the Company’s consolidated financial statements.  These provisions will be applied at such time when a nonrecurring, fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that could be materially different than would have been calculated prior to the adoption of these changes.

Effective January 1, 2009, the Company adopted changes issued by the FASB on April 1, 2009 related to the accounting for business combinations.  These changes apply to all assets acquired and liabilities assumed in a business combination that arise from certain contingencies and requires (i) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period; otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met; (ii) contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be recognized initially at fair value; (iii) subsequent measurements of assets and liabilities arising from contingencies be based on a systematic and rational method depending on their nature and contingent consideration arrangements be measured subsequently; and (iv) disclosures of the amounts and measurement basis of such assets and liabilities and the nature of the contingencies.  These changes are effective for the Company for all business combinations after December 31, 2008.  The effect of its adoption will depend on the nature of contingencies in business combinations after the effective date.

The following accounting standards were issued in 2009 and become effective for the Company at various future dates:

In October 2009, the FASB issued changes related to the accounting for revenue recognition when multiple-deliverable revenue arrangements are present.  The changes eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method.  This method allows a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third-party evidence of selling price exists when evaluating multiple deliverable arrangements.  These changes must be adopted no later than January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented.  The Company is currently evaluating the requirements of these changes and has not yet determined the impact on the consolidated financial statements.

In June 2009, the FASB issued changes related to the accounting for variable interest entities.  These changes require an enterprise:
•	to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity;
•	to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity;
•	to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity;
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

•	to provide enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.
These changes become effective for the Company on January 1, 2010 and are not expected to have a material effect on the Company’s consolidated financial statements.

In December 2008, the FASB issued changes related to employers’ disclosures about postretirement benefit plan assets.  These changes require disclosure of how investment allocation decisions are made; major categories of plan assets; inputs and valuation techniques used to measure fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets; and significant concentrations of risk within plan assets.  These changes become effective for the Company’s year-end December 31, 2009 consolidated financial statements.  As these changes only require enhanced disclosures, the adoption of these changes will only impact notes to the Company’s consolidated financial statements.

K.      Derivative Instruments, Hedging Activities and Fair Value

The Company uses derivative instruments, including swaps and forward contracts, to manage certain foreign currency, commodity price and interest rate exposures.  Derivative instruments are viewed as risk management tools by the Company and are not used for trading or speculative purposes.

All derivative instruments are recorded on the balance sheet at fair value.  Changes in the fair value of derivatives used to hedge foreign-currency-denominated balance sheet items are reported directly in earnings along with offsetting transaction gains and losses on the items being hedged.  Derivatives used to hedge forecasted cash flows associated with foreign currency commitments or forecasted commodity purchases may be accounted for as cash flow hedges, as deemed appropriate and if the criteria for hedge accounting are met.  Gains and losses on derivatives designated as cash flow hedges are deferred as a separate component of equity and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions.  Generally, these deferred gains and losses are reclassified to earnings within one year of the balance sheet date.  The ineffective portion of all hedges, if any, is recognized currently in earnings.

The fair value of outstanding derivative contracts recorded as assets and liabilities in the accompanying September 30, 2009 Condensed Consolidated Balance Sheet were as follows:

	Fair Values of Derivative Contracts
	At September 30, 2009
(In thousands)	Other current assets	Other assets	Other current liabilities
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	$—	$—	$36
Commodity contracts	212	—	1,449
Cross-currency interest rate swap	—	7,779	—
Total derivatives designated as hedging instruments	$212	$7,779	$1,485
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	$1,233	$—	$1,035

The effect of derivative instruments on the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2009 was as follows:

Derivatives Designated as Hedging Instruments
(In thousands)	Amount of Loss Recognized in Other Comprehensive Income (“OCI”) on Derivative - Effective Portion	Location of Loss Reclassified from Accumulated OCI into Income - Effective Portion	Amount of Loss Reclassified from Accumulated OCI into Income - Effective Portion	Location of Gain (Loss) Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing
For the three months ended September 30, 2009:
Foreign currency forward exchange contracts	$(57)	Cost of services and products sold	$(8)		$—
Commodity contracts	(1,130)	Service Revenues	(923)	Service Revenues	259
Cross-currency interest rate swap	(1,494)		—	Cost of services and products sold	(7,920	) (a)
	$(2,681)		$(931)		$(7,661)

Derivatives Designated as Hedging Instruments
(In thousands)	Amount of Loss Recognized in Other Comprehensive Income (“OCI”) on Derivative - Effective Portion	Location of Gain Reclassified from Accumulated OCI into Income - Effective Portion	Amount of Gain Reclassified from Accumulated OCI into Income - Effective Portion	Location of Loss Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Loss Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing
For the nine months ended September 30, 2009:
Foreign currency forward exchange contracts	$(54)		$—		$—
Commodity contracts	(3,334)	Service Revenues	2,272	Service Revenues	(243)
Cross-currency interest rate swap	(31,947)		—	Cost of services and products sold	(9,707	) (a)
	$(35,335)		$2,272		$(9,950)
(a)	The net losses offset foreign currency fluctuation effects on the debt principal.

Derivatives Not Designated as Hedging Instruments
		Amount of Loss Recognized in Income on Derivative
(In thousands)	Location of Loss Recognized in Income on Derivative	For the Three Months Ended September 30, 2009	For the Nine Months Ended September 30, 2009
Foreign currency forward exchange contracts	Cost of services and products sold	$(1,946)	$(8,704)
Note: These losses offset gains recognized in cost of service and products sold principally as a result of intercompany or third party foreign currency exposures.

Commodity Derivatives
The Company periodically uses derivative instruments to hedge cash flows associated with selling price exposure to certain commodities.  The Company’s commodity derivative activities are subject to the management, direction and control of the Company’s Risk Management Committee, which approves the use of all commodity derivative instruments.

At September 30, 2009, the Company’s open commodity derivative contract positions qualified as cash flow hedges under the requirements for hedge accounting and consisted of unsecured swap contracts maturing monthly through December 2009.  The notional value of these contracts is equal to the hedged volume multiplied by the strike price of the derivative and totaled $4.7 million.  All contracts are with major financial institutions.  In the event of non-performance by the other parties to the contracts, the Company may be exposed to credit loss.  The Company evaluates the credit worthiness of the counterparties and does not expect default by them.

Although earnings volatility may occur between fiscal quarters due to hedge ineffectiveness, or if the derivatives do not qualify as cash flow hedges under hedge accounting, the economic substance of the derivatives provides more predictable cash flows by reducing the Company’s exposure to the commodity price fluctuations.

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

The Company uses derivative instruments to hedge cash flows related to foreign currency fluctuations.  At September 30, 2009, the Company had $207.1 million of contracted amounts of foreign currency forward exchange contracts outstanding.  These contracts are part of a worldwide program to minimize foreign currency exchange operating income and balance sheet exposure.  The unsecured contracts outstanding at September 30, 2009 mature at various times within six months and are with major financial institutions.  The Company may be exposed to credit loss in the event of non-performance by the contract counterparties.  The Company evaluates the credit worthiness of the counterparties and does not expect default by them.  Foreign currency forward exchange contracts are used to hedge commitments, such as foreign currency debt, firm purchase commitments and foreign currency cash flows for certain export sales transactions.

The following tables summarize, by major currency, the contractual amounts of the Company’’s foreign currency forward exchange contracts in U.S. dollars as of September 30, 2009.  The “Buy” amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the “Sell” amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies.

Foreign Currency Forward Exchange Contracts
(In thousands)	As of September 30, 2009
	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
British pounds sterling	Sell	$32,429	October 2009	$419
British pounds sterling	Buy	49,538	October 2009 through March 2010	(581)
Euros	Sell	46,272	October 2009	341
Euros	Buy	73,463	October 2009 through November 2009	44
Other currencies	Sell	3,179	October 2009 through December 2009	(66)
Other currencies	Buy	2,217	October 2009 through December 2009	5
Total		$207,098		$162
Note: Recognized gains and losses offset amounts recognized in cost of service and products sold principally as a result of intercompany or third party foreign currency exposures.

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

At September 30, 2009 and December 31, 2008, all of the Company’s derivative assets and liabilities were classified as Level 2 in the fair value hierarchy.  These assets and liabilities had a fair value of $9.2 million and $2.5 million, respectively, at September 30, 2009 and $61.2 million and $4.0 million, respectively, at December 31, 2008.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities.  At September 30, 2009, and December 31, 2008, total fair value of long-term debt, including current maturities, was $968 million and $900 million, respectively, compared to carrying value of $923 million and $895 million, respectively.  Fair values for debt are based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

L.      2008 Restructuring Program

As a result of the deepening financial and economic crisis, the Company initiated a restructuring program in the fourth quarter of 2008.  The program was designed to improve organizational efficiency and enhance profitability and shareholder value by generating sustainable operating expense savings.  Under this program, the Company is principally exiting certain underperforming contracts with customers, closing certain facilities and reducing the global workforce.  Restructuring costs were incurred primarily in the Harsco Metals and Harsco Infrastructure Segments and recorded in the Other (income) expense line of the Condensed Consolidated Income Statements.  In the fourth quarter of 2008, the Company recorded net pre-tax restructuring and other related charges totaling $36.1 million, including $28.0 million in Other expense, $5.8 million reduction in services revenue, a net $1.5 million related to pension curtailments and $0.8 million of other costs.  Restructuring actions are expected to be completed by December 31, 2009.

At September 30, 2009, the Company has completed workforce reductions of 1,291 employees of a total expected workforce reduction of 1,429 employees related to the fourth quarter 2008 restructuring program.  The majority of the remaining workforce reductions and exit activities are targeted for completion during 2009.

The restructuring accrual at September 30, 2009 and the activity for the nine months ended September 30, 2009 attributable to each segment is as follows:

(In thousands)	Accrual December 31 2008	Adjustments to Previously Recorded Restructuring Charges*	Cash Expenditures	Remaining Accrual September 30 2009

Harsco Infrastructure Segment
Employee termination benefit costs	$1,806	$215	$(1,641)	$380
Cost to exit activities	1,963	(999)	(863)	101
Total Harsco Infrastructure Segment	3,769	(784)	(2,504)	481

Harsco Metals Segment
Employee termination benefit costs	9,888	—	(6,807)	3,081
Cost to exit activities	656	(150)	(198)	308
Total Harsco Metals Segment	10,544	(150)	(7,005)	3,389

All Other Category - Harsco Minerals & Rail
Employee termination benefit costs	531	215	(746)	—
Total All Other Category - Harsco Minerals & Rail	531	215	(746)	—

Corporate
Employee termination benefit costs	113	—	(113)	—
Cost to exit activities	2,448	—	(933)	1,515
Total Corporate	2,561	—	(1,046)	1,515

Total	$17,405	$(719)	$(11,301)	$5,385

*	Adjustments to previously recorded cost to exit activities resulted from changes in facts and circumstances that led to changes in estimated costs.

The majority of the remaining cash expenditures of $5.4 million related to the 2008 actions are expected to be paid within the next three months.

M.      Subsequent Events

The Company’s management has evaluated all activity of the Company through November 5, 2009 (the issue date of the consolidated financial statements) and concluded that subsequent events are properly reflected in the Company’s financial statements and notes as required by standards for accounting and disclosure of subsequent events.

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

Factors which could cause results to differ include, but are not limited to:  (1) changes in the worldwide business environment in which the Company operates, including general economic conditions; (2) changes in currency exchange rates, interest rates, commodity and fuel costs and capital costs; (3) changes in the performance of stock and bond markets that could affect, among other things, the valuation of the assets in the Company’s pension plans and the accounting for pension assets, liabilities and expenses; (4) changes in governmental laws and regulations, including environmental, tax and import tariff standards; (5) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services and technologies; (6) unforeseen business disruptions in one or more of the many countries in which the Company operates due to political instability, civil disobedience, armed hostilities, public health issues or other calamities; (7) the seasonal nature of the business; (8) our ability to successfully enter into new contracts and complete new acquisitions in the timeframe contemplated; (9) the integration of the Company’s strategic acquisitions; (10) the amount and timing of repurchases of the Company’s common stock, if any; (11) the ongoing global financial and credit crisis, which could result in our customers curtailing development projects, construction, production and capital expenditures, which, in turn, could reduce the demand for our products and services and, accordingly, our sales, margins and profitability; (12) the financial condition of our customers, including the ability of customers (especially those that may be highly leveraged and those with inadequate liquidity) to maintain their credit availability; and (13) other risk factors listed from time to time in the Company’s SEC reports.  A further discussion of these, along with other potential factors, can be found in Part I, Item 1A, “Risk Factors,” of the Company’s Form 10-K for the year ended December 31, 2008.  The Company cautions that these factors may not be exhaustive and that many of these factors are beyond the Company’s ability to control or predict.  Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.  The Company undertakes no duty to update forward-looking statements except as may be required by law.

Executive Overview
In the third quarter of 2009, the global recession continued to significantly impact the Company’s results.  As in the first half of 2009, major challenges included the strength of the U.S. dollar compared to 2008; unprecedented low global steel production; and a lack of available credit that continued to adversely impact non-residential construction projects worldwide.  Although the Company has begun to see some improvement in global steel production and an abatement of the strong U.S. dollar compared to prior quarters, challenges remain with commercial and multi-family construction projects being cancelled or postponed due to unavailability of credit.  Additionally, pricing pressures are also having a negative impact as competitors pursue remaining projects and customers seek price reductions.  The Company does not anticipate substantial improvement in these business drivers in the fourth quarter of 2009.  Global governments’ commitments for stimulus packages to fund infrastructure projects throughout the world have not had a major impact in most of the Company’s markets, as funds have not been disbursed or have not yet resulted in a significant increase in project starts.  The Company does not expect any substantial impact from stimulus projects.

The Company’s third quarter 2009 revenues from continuing operations totaled $744.2 million, a decrease of $300.7 million or 29% from the third quarter of 2008.  The Company experienced lower volume levels resulting from a deterioration of global steel markets and weaker demand for infrastructure services, particularly in the United Kingdom, North America and several other key European countries.  Foreign currency translation decreased sales by $53.2 million and accounted for approximately 18% of the decline in sales.  Operating income from continuing operations was $56.4 million compared with $133.9 million in 2008, a decrease of 58%.  Diluted earnings per share from continuing operations were $0.40, a 60% decrease from 2008.  Third quarter 2009 results also included a net non-cash charge of $0.11 per share for adjustments to correct errors generated principally by the improper recognition of certain revenues and delaying the recognition of certain expenses by one subsidiary, in one country, during the past three years.  The Company assessed the individual and aggregate impact of these adjustments on the current year and all prior periods and determined that the cumulative effect of the adjustments was not material to the full year 2009 results and it did not result in a material misstatement to any previously issued annual or quarterly financial statements.  Consequently, the Company recorded the net adjustment in the current quarter and has not revised any previously issued annual financial statements or interim financial data.

Revenues for the first nine months of 2009 were $2.2 billion, a decrease of $914.2 million or 29% from the first nine months of 2008.  Operating income from continuing operations was $164.0 million compared with $379.1 million in the first nine months of 2008, a 57% decrease.  Diluted earnings per share from continuing operations were $1.17, a 57% decrease from the first nine months of 2008.  Foreign currency translation decreased revenues and operating income for the first nine months of 2009 by $309.0 million and $32.8 million, respectively, in comparison with the first nine months of 2008.  Revenues from emerging markets were approximately 21% of total revenues for the first nine months of both 2009 and 2008.

In response to further deterioration of global markets during 2009, the Company supplemented its 2008 restructuring initiatives with additional countermeasures targeting expense reduction, revenue enhancement and asset optimization.  The combination of the 2008 and 2009 countermeasures have enabled the Company to make substantial progress in reducing its cost structure and the related savings will continue to benefit the fourth quarter of 2009 and beyond.  The Company’s actions to minimize its cost base include, but are not limited to, the following:
•
redeployment of its mobile asset base in the Harsco Infrastructure and Harsco Metals Segments to focus on market segments that remain strong and provide growth opportunities, such as the relocation of infrastructure rental assets from the United Kingdom to the Middle East and Asia Pacific;

•	reduction in the global workforce of approximately 4,000 employees since September 2008 and substantial reductions in discretionary spending;
•	continued expansion of the Company’s LeanSigma® continuous improvement initiative;
•	substantial reductions in capital spending;
•	strengthening certain key positions in the global leadership team;
•	implementation of supply chain optimization initiatives; and
•	implementation of further countermeasures to improve efficiency and remove unnecessary costs.

The Company continues to have significant available liquidity and remains well-positioned from a financial flexibility perspective.  Net cash from operations for the third quarter and the first nine months of 2009 is less than comparable periods in 2008, but was offset by decreased capital expenditures compared with prior years.  This has allowed the Company to further enhance its balance sheet, maintain its dividend, reduce debt to the extent possible under borrowing agreements and pursue prudent, bolt-on acquisitions that are consistent with the Company’s growth strategies.  During the third quarter of 2009, the Company generated net cash from operating activities of $120.4 million, compared with $171.6 million achieved in the third quarter of 2008.  For the first nine months of 2009, the Company generated net cash from operating activities of $276.7 million compared with $382.0 million for the first nine months of 2008.  For the first nine months of 2009, capital expenditures were $123.1 million compared with $380.9 million in the first nine months of 2008.  Cash flow from operations for all of 2009 is expected to be approximately $400 million and total capital expenditures are expected to be approximately $150 million.  The Company’s cash flows are further discussed in the Liquidity and Capital Resources section.

Segment Overview
The Harsco Infrastructure Segment recorded lower revenue and operating income in the third quarter and first nine months of 2009 compared to similar periods in 2008.  The reductions in 2009 were due principally to reduced end-market demand, particularly in the United Kingdom, North America and several other key European countries, and negative foreign currency translation effects.  Lower demand is being driven by the continued lack of available credit that has resulted in cancelled and delayed nonresidential construction projects, as well as a significant decline in export sales of infrastructure-related equipment.  This Segment’s revenues in the third quarter of 2009 were $279.5 million compared with $393.3 million in the third quarter of 2008, a 29% decrease.  Operating income decreased by 63% to $22.5 million, from $60.0 million in the third quarter of 2008.  Operating margins for the Segment declined by 720 basis points to 8.1% from 15.3% in the third quarter of 2008.  In comparison with the first nine months of 2008, this Segment’s revenue decreased by 27% to $872.0 million.  Operating income in the first nine months of 2009 declined by 58% to $66.3 million from $156.0 million in the first nine months of 2008, and operating margins declined 540 basis points to 7.6% from 13.0%.  Foreign currency translation decreased revenues and operating income for the first nine months of 2009 by $134.4 million and $16.7 million, respectively, in comparison with the first nine months of 2008.  Harsco Infrastructure accounted for 38% and 39% of the Company’s revenues for the third quarter and the first nine months of 2009, respectively; and 40% of the operating income for both the third quarter and first nine months of 2009.

Results for the Harsco Metals Segment for the third quarter and first nine months of 2009 reflected ongoing unprecedented steel production cuts resulting from lower end-market demand due to the global recession.  Revenues for the third quarter of 2009 for the Harsco Metals Segment were $275.1 million compared with $423.8 million in the third quarter of 2008, a 35% decrease.  In comparison with the first nine months of 2008, this Segment’s revenue decreased by $513.0 million to $773.0 million.  Volume decreases attributable to steel production cuts drove 67% of the reduction in

LeanSigma® is a registered trademark of TBM Consulting Group, Inc.

year-over-year sales; negative foreign currency translation contributed 31% of the decline; and the remainder was attributable to the revenue reversal adjustment.  Including this adjustment, this Segment generated operating losses of $4.4 million and $3.0 million during the third quarter and first nine months of 2009, respectively.  This is compared with operating income of $33.3 million and $99.6 million in the third quarter and first nine months of 2008, respectively.  Foreign currency translation decreased revenues and operating income for the first nine months of 2009 by $156.6 million and $13.9 million, respectively, in comparison with the first nine months of 2008.  Harsco Metals accounted for 37% and 35% of the Company’s revenues for the third quarter and the first nine months of 2009, respectively.

The All Other Category (“Harsco Minerals & Rail”), revenues in the third quarter of 2009 were $189.6 million compared with $227.7 million in the third quarter of 2008, a decrease of 17%.  Operating income decreased by 6% to $39.6 million, from $42.0 million in the third quarter of 2008 due principally to volume and commodity price declines in the minerals business and an overall market decline in the industrial grating products business.  Despite the revenue and income decline, operating margins for the All Other Category increased by 250 basis points to 20.9% from 18.4% in the third quarter of 2008.  Comparing the first nine months of 2009 to the first nine months of 2008, revenues decreased 11% to $573.0 million from $644.8 million, respectively, and operating income decreased 17% to $105.7 million from $128.0 million, respectively.  Operating margins for the first nine months of 2009 decreased 130 basis points to 18.5% from 19.8% in the first nine months of 2008.  The Harsco Rail business recorded increased revenues in the third quarter and first nine months of 2009 compared with the prior year periods due to shipments of equipment to China under contracts with the China Ministry of Railways.  The minerals business continued to be adversely impacted by a lack of metals production and fluctuating commodity prices and the industrial products business experienced an overall market decline as customers reduced stock levels from high 2008 inventory levels.  The All Other Category accounted for 26% of the Company’s revenues for both the third quarter and first nine months of 2009; and 70% and 65% of the operating income for the third quarter and first nine months of 2009, respectively.

Outlook Overview
The Company’s operations span several industries and products as more fully discussed in Part I, Item 1, “Business,” of the Company’s Form 10-K for the year-ended December 31, 2008.  On a macro basis, the Company is affected by: non-residential and infrastructure construction and infrastructure maintenance and capital improvement activities; worldwide steel production; industrial production volume and maintenance activity; and the general business trend towards the outsourcing of services.  The overall outlook for the fourth quarter of 2009 and beyond for most of these business drivers remains challenging due to the impact of the global recession.  While some signs of recovery have begun to appear, it appears more substantial benefits of a general economic upswing and government stimulus packages will be delayed into 2010.

The overall strength of the U.S. dollar in 2009 compared to 2008 is expected to have a significant negative impact on the Company’s performance for the full year 2009.  While the U.S. dollar weakened in the third quarter of 2009, the positive impact that a weakened U.S. dollar may provide in the fourth quarter is not expected to offset the effect of the stronger U.S. dollar for the first nine months of 2009.  Additionally, the Company’s pension plans’ assets declined in value at December 31, 2008, consistent with the weakening economy, resulting in significantly increased defined benefit net periodic pension cost during 2009.  Therefore, net periodic pension cost is expected to be approximately $3 million higher in the fourth quarter of 2009 compared with the fourth quarter of 2008.

In the fourth quarter of 2008, the Company implemented a restructuring program designed to improve organizational efficiency and enhance profitability and stockholder value.  The restructuring program included exiting certain underperforming contracts with customers in the metals business, closing certain facilities and reducing the Company’s global workforce.  The actions taken in 2008 were supplemented by additional countermeasures targeting expense reduction, revenue enhancement and asset optimization throughout 2009.  The cost savings from the combination of the 2008 and 2009 countermeasures will manifest themselves throughout the remainder of 2009 and beyond.  Targeted reductions in capital spending, coupled with redeployment of equipment from slowing markets into strategically important, growing markets will also help control cash flow and contribute to liquidity.  The Company is confident its strong balance sheet, available liquidity and ability to generate strong cash flows position it to take advantage of reversing economic trends as they occur.  Current economic conditions may provide the Company with expansion opportunities to pursue its prudent acquisition strategy of seeking bolt-on acquisitions.

The long-term outlook across the global footprint of the Harsco Infrastructure business remains positive.  The near-term outlook however, is challenging due to the global economic climate, principally the lack of available credit that has resulted in cancelled or delayed projects, pricing pressures and the lack of stimulus spending for infrastructure projects.  This Segment will leverage its global breadth and mobile asset base to relocate equipment to focus on: emerging markets as well as market segments that remain stable such as infrastructure maintenance services; institutional services such as hospitals and education; and global infrastructure work.  Operating performance for this Segment in the long term is expected to continue to benefit from: the execution of numerous global government stimulus packages which are expected to fund much needed infrastructure projects; selective strategic investments and acquisitions in existing and new markets; enterprise business optimization opportunities including new technology applications; consolidated procurement, logistics and supply chain initiatives; and LeanSigma continuous improvement.

The long-term outlook for the Harsco Metals Segment remains stable as the global steel market is expected to grow at more historical rates over the long-term.  The key factor behind this anticipated growth is the demand from emerging economies for significant infrastructure development needs.  The near-term outlook, however, is cautious because of the uncertainty of economic recovery in the U.S. and Europe.  The global recession deeply cut into demand for steel and associated steel production.  Steel demand has begun to show signs of stabilization and a mild recovery is anticipated in 2010.  It is expected that some of the negative impact from steel volume reductions will be mitigated by improved overall contract performance, new contract signings and cost optimization initiatives being implemented by the Company.  The Segment continues to engage in enterprise business optimization initiatives including the LeanSigma continuous improvement program, which over time is expected to result in broad-scale improvement in business practices and, consequently, operating margin.  In addition, new contract signings and start-ups, as well as the Company’s geographic expansion strategy, particularly in emerging markets, are expected to gradually have a positive effect on results in the longer term.

For the All Other Category (Harsco Minerals & Rail), the long-term outlook also remains positive, as recovery from the global recession will provide opportunity to expand activity in the businesses.  The near-term outlook for the minerals business will benefit if steel production levels continue their gradual improvement.  The Company’s railway track maintenance services and equipment business continues to have a strong order backlog, although quarterly performance could be influenced by the timing of completed unit deliveries.  The industrial products businesses will continue to show some short-term weakness as end market drivers remain soft due to the slow pace of the industrial recovery in North America.  Longer term, the Company also anticipates new contract opportunities for its minerals business and potential geographic expansion opportunities within its industrial products businesses.

	Revenues by Region
	Total Revenues Three Months Ended September 30		Percentage Change From 2008 to 2009
(Dollars in millions)	2009	2008	Volume/Price	Currency	Total
Western Europe	$310.0	$450.8	(23.4)%	(7.8)%	(31.2)%
North America	256.6	363.2	(29.0)	(0.4)	(29.4)
Middle East and Africa	59.7	69.4	(14.3)	0.3	(14.0)
Latin America (a)	53.0	72.5	(17.5)	(9.4)	(26.9)
Eastern Europe	33.7	54.5	(21.8)	(16.4)	(38.2)
Asia Pacific	31.2	34.5	(7.5)	(2.1)	(9.6)
Total	$744.2	$1,044.9	(23.7)%	(5.1)%	(28.8)%
(a)	Includes Mexico

	Revenues by Region
	Total Revenues Nine Months Ended September 30		Percentage Change From 2008 to 2009
(Dollars in millions)	2009	2008	Volume/Price	Currency	Total
Western Europe	$923.4	$1,416.9	(19.9)%	(14.9)%	(34.8)%
North America	823.0	1,057.1	(21.1)	(1.0)	(22.1)
Middle East and Africa	172.0	197.5	(11.0)	(1.9)	(12.9)
Latin America (a)	134.9	202.5	(16.7)	(16.7)	(33.4)
Eastern Europe	86.2	152.1	(20.6)	(22.7)	(43.3)
Asia Pacific	78.6	106.2	(12.3)	(13.7)	(26.0)
Total	$2,218.1	$3,132.3	(19.3)%	(9.9)%	(29.2)%
(a)	Includes Mexico

2009 Highlights
The following significant items affected the Company overall during the third quarter and first nine months of 2009, in comparison with the third quarter and first nine months of 2008:

Company Wide:
•	Revenues and operating income were impacted by the global recession as:

o
the average value of the U.S. dollar increased significantly from 2008 to 2009, accounting for 18% and 34% of the sales decline for the third quarter and nine month comparisons, respectively; and 6% and 15% of the decline in operating income for the third quarter and nine month comparisons, respectively;

o	global steel production, which declined in the latter part of 2008, remained at unprecedented low levels; and
o
restrictive lending and credit practices continued to adversely affect non-residential construction projects worldwide, coupled with pricing pressure as customers seek price breaks and competitors pursue a limited number of available projects.

•
During 2009, the Company’s operating income benefitted from the restructuring actions implemented in the fourth quarter of 2008.  Operational improvements were also recognized as a result of additional countermeasures implemented during the first nine months of 2009 targeting expense reduction, revenue enhancement and asset optimization.  Cost savings from the combination of the 2008 and 2009 countermeasures will manifest themselves throughout the fourth quarter of 2009 and beyond with significant annualized benefits.

•	Defined benefit net periodic pension cost increased $9.1 million for the nine months ended September 30, 2009 compared with 2008.
•
Due to strong operating cash flows and controlled capital spending, the Company repaid debt of $88.2 million in the first nine months of 2009. However, this was offset by the effect of foreign currency translation as balance sheet debt declined by $51.1 million in the same period.

•
Cash flow from operations for the first nine months of 2009 was $276.7 million.  This was more than sufficient to fund the cash requirements for investing activities of $127.3 million while also providing excess funds to reduce debt.

Harsco Infrastructure Segment:
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2009	2008	2009	2008
Revenues	$279.5	$393.3	$872.0	$1,201.3
Operating income	22.5	60.0	66.3	156.0
Operating margin percent	8.1%	15.3%	7.6%	13.0%

Harsco Infrastructure Segment – Significant Impacts on Revenues	Three Months Ended September 30	Nine Months Ended September 30
(In millions)
Revenues – 2008	$393.3	$1,201.3
Impact of foreign currency translation	(24.3)	(134.4)
Net decreased volume	(90.3)	(197.4)
Acquisitions	0.8	2.5
Revenues – 2009	$279.5	$872.0

Harsco Infrastructure Segment – Significant Impacts on Operating Income:
•
In the third quarter and first nine months of 2009, the Segment’s operating results decreased due to reduced non-residential, commercial and infrastructure construction spending, particularly in the United Kingdom, North America and several other key European countries.  This was partially offset by continued strength in emerging economies in the Middle East and Asia Pacific regions, as well as global industrial maintenance.  The Company has benefited from its capital investments made in these markets in prior years and its ability to redeploy equipment throughout the globe.

•
In response to further deterioration of global infrastructure markets during 2009, this Segment implemented additional countermeasures targeting expense reduction, revenue enhancement, asset optimization and facility rationalization.

•
Foreign currency translation in the third quarter and the first nine months of 2009 decreased operating income for this Segment by $3.0 million and $16.7 million, respectively, compared with the third quarter and first nine months of 2008.

Harsco Metals Segment:
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2009	2008	2009	2008
Revenues	$275.1	$423.8	$773.0	$1,286.0
Operating (loss) income	(4.4)	33.3	(3.0)	99.6
Operating margin percent	(1.6)%	7.9%	(0.4)%	7.7%

Harsco Metals Segment – Significant Impacts on Revenues	Three Months Ended September 30	Nine Months Ended September 30
(In millions)
Revenues – 2008	$423.8	$1,286.0
Net decreased volume	(113.5)	(346.1)
Impact of foreign currency translation	(24.9)	(156.6)
Principally out-of-period adjustment and other changes	(10.3)	(10.3)
Revenues – 2009	$275.1	$773.0

Harsco Metals Segment – Significant Effects on Operating Income:
•
Revenues, operating income and margins for the third quarter and the first nine months of 2009 were negatively affected by unprecedented declines in global steel production and the stronger U.S. dollar in 2009 compared with the same periods of 2008.

•
During the third quarter and the first nine months of 2009, the Company’s operating income benefitted from the restructuring actions implemented in the fourth quarter of 2008.  Operational improvements were also recognized as a result of additional countermeasures implemented during 2009 targeting expense reduction, revenue enhancement and asset optimization.

•
The reversal of revenue improperly recognized over the prior three years resulted in an operating income decrease for the third quarter and first nine months of 2009.  The improperly recorded revenue related to the failure to receive advance customer agreement and to invoice on a timely basis, for additional work performed for two customers; was isolated to a business unit in one country; and is considered a one-time event.

•
Foreign currency translation in the third quarter and first nine months of 2009 decreased operating income for this Segment by $1.3 million and $13.9 million, respectively, compared with the third quarter and first nine months of 2008.

All Other Category – Harsco Minerals & Rail:
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2009	2008	2009	2008
Revenues	$189.6	$227.7	$573.0	$644.8
Operating income	39.6	42.0	105.7	128.0
Operating margin percent	20.9%	18.4%	18.5%	19.8%

All Other Category – Harsco Minerals & Rail – Significant Impacts on Revenues	Three Months Ended September 30	Nine Months Ended September 30
(In millions)
Revenues – 2008	$227.7	$644.8
Railway track maintenance services and equipment	8.8	41.5
Minerals and recycling technologies	(1.3)	(31.6)
Industrial grating products	(15.6)	(35.2)
Impact of foreign currency translation	(4.0)	(18.0)
Air-cooled heat exchangers	(24.8)	(24.9)
Other changes not individually discussed	(1.2)	(3.6)
Revenues – 2009	$189.6	$573.0

All Other Category – Harsco Minerals & Rail – Significant Impacts on Operating Income:
•
The railway track maintenance services and equipment business operating income increased for the quarter and the first nine months of 2009 due principally to shipments of equipment to China under contracts with the China Ministry of Railways.

•
Operating income for the minerals business improved in the third quarter relative to the first half of 2009 due to an increase in customer demand and an increase in metal prices.  Despite this third quarter improvement, the nine month results were lower in 2009 due to overall lower metal prices, continued steel mill production declines and product mix.

•
The air-cooled heat exchangers business experienced a significant decline in operating income in the third quarter of 2009 due to cutbacks by customers within North America resulting from depressed natural gas prices combined with unfavorable economic conditions.  This decline started in the second quarter of 2009 and offset increases resulting from efficiencies in labor and overhead, coupled with lower commodity costs that contributed to increased operating income in the first several months of 2009.

•	The economic downturn and customer decreases in inventory levels compared with 2008 contributed to a reduction in operating income for the industrial grating products business.
•	Countermeasures targeting expense reduction, revenue enhancement and asset optimization have been implemented.
•
Foreign currency translation in the third quarter and first nine months of 2009 decreased operating income for the All Other Category by $0.7 million and $3.1 million, respectively, compared with the third quarter and first nine months of 2008.

Outlook, Trends and Strategies

Company Wide:
Economic uncertainty continues throughout the world as a result of the global recession.  Since the fourth quarter of 2008, the Company has faced several major challenges arising from the Great Recession.

In the third quarter of 2009, certain negative economic trends began to abate, as overall steel production at mills served by the Company’s operations showed a modest sequential quarterly increase and the U.S. dollar has recently weakened against certain major currencies.  While improving steel production and a slightly weaker U.S. dollar positively contribute to the outlook for the Company, expectations are that many of the challenges stemming from the global recession will continue for the remainder of 2009 and into the first half of 2010.

Benefits from government monetary and fiscal stimulus packages, designed as a primary driver of the global economic recovery, have not yet materialized in many of the Company’s key markets.  The timing of those benefits cannot be predicted with any certainty.

Responding to these challenges, the Company has and will continue to proactively and aggressively implement countermeasures to reinforce 2009 and future performance.

Although global economic conditions remain uncertain, the Company believes it is well-positioned to capitalize on opportunities and execute strategic initiatives based on its strong balance sheet, available liquidity and its ability to generate strong operating cash flows.  The Company is confident that its cost reduction countermeasures, along with its LeanSigma continuous improvement program, has significantly reduced the Company’s cost structure and further enhanced its financial strength.  Additionally, the Company’s global footprint with expansion in emerging markets; its diversity of services and products in industries that are fundamental to global growth; long-term mill services contracts; portability and mobility of infrastructure services equipment; and large infrastructure services customer base help mitigate its overall exposure to changes in any one single economy.  However, continued or further deterioration of global economies could still have an adverse impact on the Company’s operating results.

Looking to the remainder of 2009 and beyond, the following significant items, risks, trends and strategies are expected to affect the Company:

•
The Company will continue its disciplined focus on expanding its industrial services businesses, especially in emerging economies and other targeted markets.  Growth is expected to be achieved through the provision of additional services to existing customers, new contracts in both developed and emerging markets, and targeted, strategic, bolt-on acquisitions in strategic countries and market sectors.  Additionally, new higher-margin service and sales opportunities in the minerals and rail businesses will be pursued globally.

•	Management will continue to be very selective and disciplined in allocating capital, choosing projects with the highest Economic Value Added (“EVA”) potential.
•
Global governments have enacted stimulus packages to fund much needed infrastructure projects throughout the world. However, any substantial near-term benefit from stimulus packages is uncertain, particularly in the United States and the United Kingdom. When stimulus package funding becomes available, the Harsco Infrastructure Segment and the Harsco Rail business are well positioned with their engineering expertise and the Company’s capital investment base to take advantage of any expected opportunities. Steel production is also likely to increase, benefitting the Harsco Metals Segment.

•
Continued implementation of the Company’s enterprise-wide LeanSigma continuous improvement program around the world should provide long-term benefits and improve the overall performance of the Company through a reduced cost structure and increased efficiency.

•
In addition to LeanSigma, the Company will continue its efforts to further enhance margins for most businesses through enterprise-wide business optimization initiatives including: improved supply-chain and logistics management; capital use optimization; and added emphasis on global procurement and marketing.

•
The Company will place a strong focus on corporate-wide expansion into emerging economies in the coming years to better balance its geographic footprint.  More specifically, the Company’s global growth strategies include steady, targeted expansion, particularly in the Middle East and Africa, Asia Pacific and Latin America to further complement the Company’s already-strong presence throughout Western Europe and North America.  This strategy is expected to result in a significant increase to the Company’s presence in these markets to approximately 30% of total Company revenues over the next several years and closer to 40% in the longer-term.  Revenues in these markets were 24% of the Company’s total revenues for the third quarter of 2009 compared with 22% for the third quarter of 2008; and 21% for the first nine months of both 2009 and 2008.  Over time, the improved geographic footprint will also benefit the Company through further diversification of its customer base.

•
Volatility in energy and commodity costs (e.g., crude oil, natural gas, steel, etc.) and worldwide demand for these commodities could impact the Company’s operations.  Cost increases could result in reduced operating income for certain products and services, to the extent that such costs cannot be passed on to customers.  Cost decreases could result in increased operating income to the extent that such cost savings do not need to be passed to customers.  However, volatility in energy and commodity costs may provide additional service opportunities for the Harsco Metals Segment and several businesses in the All Other Category (Harsco Minerals & Rail) as customers may tend to outsource more services to reduce overall costs.  Volatility may also provide opportunities in the Harsco Infrastructure Segment for additional petrochemical plant maintenance and capital improvement projects.  In addition to embracing opportunities for revenue enhancement, the Company is implementing programs to help mitigate these costs as part of its on-going enterprise-wide optimization initiatives noted above.

•
The stronger U.S. dollar in the first nine months of 2009 compared with 2008 created a negative effect on the Company’s sales, operating income and equity from foreign currency translation.  If the U.S. dollar strengthens compared to 2008, particularly in relationship to the euro, the impact on the Company would generally be negative in terms of reduced revenue, operating income and equity.  Should the U.S. dollar weaken in relationship to these currencies, the effect on the Company would generally be positive in terms of higher revenue, operating income and equity.  Additionally, even if the U.S. dollar maintains its September 30, 2009 value for the remainder of 2009, the Company’s full year revenue and operating income will be negatively impacted in comparison to 2008.

•
Since December 2007, the Company has taken advantage of historically low long-term interest rates and reduced variable rate debt from 49% of its total borrowings to 5% at September 30, 2009.  This decrease resulted from the repayment of commercial paper borrowings during the second quarter of 2008 with the proceeds from the May 2008

U.S. senior notes offering, coupled with strong operating cash flows in 2008 and additional reductions in commercial paper and other borrowings during the first nine months of 2009.  The Company manages the mix of fixed-rate and floating-rate debt to preserve adequate funding flexibility, as well as to control the effect of interest-rate changes on consolidated interest expense.  At September 30, 2009, a one percentage point change in variable interest rates would change interest expense by $0.4 million per year.  Strategies to further reduce related risks are under consideration.

•
Total defined benefit net periodic pension expense for 2009 will be substantially higher than in 2008 due to the decline in pension asset values during the second half of 2008.  This decline was due to the financial crisis and the deterioration of global economic conditions.  To mitigate a portion of this overall increased cost for 2009, the Company implemented additional plan design changes for the U.K. defined benefit pension plan so that accrued service would no longer be granted for periods after December 31, 2008.  Additional plan design changes were made for the U.S. defined benefit pension plans so that salary continuation would no longer be included in the calculation of employee pension benefits.  These actions were part of the Company’s overall strategy to reduce net periodic pension expense and volatility.

•
As the Company continues the strategic expansion of its global footprint, the 2009 effective income tax rate is expected to be lower than the 2008 effective income tax rate.  The effective income tax rate from continuing operations decreased to 15.7% and 17.2% for the third quarter and first nine months of 2009, respectively, compared with 26.0% and 27.3% for the third quarter and first nine months of 2008, respectively.  The decrease in the effective income tax rate for these 2009 periods compared with 2008 reflected a decline in earnings in jurisdictions with higher tax rates and certain net discrete tax benefits recognized in 2009.  In the third quarter of 2009, these net discrete benefits related primarily to the recognition of previously unrecognized tax benefits in certain foreign jurisdictions.  Net discrete benefits recognized prior to the third quarter related primarily to the permanent reinvestment of additional earnings for certain non-U.S. subsidiaries.  Due to the expansion of the Company’s global footprint within emerging markets, the effective income tax rate for the fourth quarter of 2009, before discrete items, is expected to be approximately 22% to 24%.

•
Currently, a majority of the Company’s revenue is generated from customers located outside the United States, and a substantial portion of the Company’s assets and employees are located outside the United States.  U.S. income tax and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries, because such earnings are intended to be indefinitely reinvested in the operations of those subsidiaries.  Several U.S. legislation proposals have been announced that would substantially reduce (or have the effect of substantially reducing) the Company’s ability to defer U.S. taxes on profit permanently reinvested outside the United States.  Proposals to date could have a negative impact on the Company’s financial position and operating results.  Additionally, they could have a negative impact on the Company’s ability to compete in the global marketplace.  The probability of any of these proposals being enacted cannot be predicted with any certainty.  Indications are that reform in 2010 is still likely but such reform may be structured with more of the business community’s concerns in mind.  Nonetheless, the Company is working with legislators with the goal of achieving a balanced and fair approach to tax reform.  The Company continues to monitor legislation to be in position to structure operations in a manner that will reduce the impact of enacted changes.

•
Building on record 2008 operating cash flows, the Company expects continued strong cash flows from operating activities for the remainder of 2009 and 2010.  The Company also plans to significantly reduce the amount of cash invested for capital expenditures during 2009 to approximately $150 million compared with the $458 million expended in 2008.  The Company believes that in the current economic environment, the mobile nature of its capital investment pool will facilitate strategic growth initiatives in the near term, lessening the need for growth capital expenditures for 2009 and beyond.

Harsco Infrastructure Segment:
•
Fluctuations in the U.S. dollar impact the Harsco Infrastructure Segment, as approximately 80% of this business operates outside the United States.  If the U.S. dollar would strengthen as it has overall from 2008 to 2009, sales and operating income would generally be reduced.  If the U.S. dollar were to continue to weaken, as it has during the third quarter of 2009, sales and operating income would generally improve.

•
The near-term outlook for the Harsco Infrastructure Segment is impacted by continued uncertainty in the global credit markets, which has caused projects to be deferred or cancelled, and thus contributed to pricing pressure.  The current weakness in the commercial construction market, particularly in the U.K., other parts of Europe and in North America, is expected to be partially offset by a steady level of activity from the Company’s infrastructure maintenance services, institutional and global infrastructure projects, and continued overall performance in the Gulf region of the Middle East.

•
The Company will continue to emphasize prudent expansion of its geographic presence in this Segment through entering new markets and further expansion in emerging economies, and will continue to leverage its value-added services and highly engineered forming, shoring and scaffolding systems to grow the business.  The Infrastructure Segment’s mobile capital investment base is also available to take advantage of these opportunities as they occur.

•	The Company will continue to diversify this business, focusing on growth in institutional and global infrastructure projects and infrastructure maintenance projects.

•
Operating performance for this Segment in the long term is expected to benefit from the execution of global government stimulus packages which should fund much-needed infrastructure projects throughout the world.

•
Benefits from the 2008 restructuring program and additional countermeasures implemented in 2009 should improve the operational efficiency and enhance profitability of the Harsco Infrastructure Segment in 2010 and beyond.  Initiatives included overall reduction in the global workforce, substantial reduction of discretionary spending and facility rationalization, among others.

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

Harsco Metals Segment:
•
A strengthening U.S. dollar would generally adversely impact, and a weakening U.S. dollar would generally improve, the sales and operating income of the Harsco Metals Segment as approximately 85% of the Segment operates outside the United States.

•
In conjunction with the economic uncertainty of the global recession, steel demand declined around the world and steel companies significantly scaled back production in late 2008 and 2009.  These customer actions have had a significant negative impact on the Harsco Metals Segment’s results in 2009.  While the Metals’ Segment’s customers showed sequential improvement in production in the third quarter of 2009, coupled with signs of stabilization in several markets, overall global demand for steel remains weak compared to 2008.  Steel production cuts of this depth and breadth are not expected to be sustainable for long periods of time.  The Company anticipates a continued modest recovery in steel production in the fourth quarter of 2009 compared to 2008, even with seasonal shutdowns over holiday periods, as the industry benefits from the tail winds of restocking historically depleted inventories and government stimulus programs.  However, a significant improvement in this Segment’s operations is not foreseen until 2010 and beyond.

•
Benefits from the 2008 restructuring program and additional countermeasures implemented in 2009 should continue to improve the operational efficiency and enhance profitability of the Harsco Metals Segment in 2009 and beyond.  Initiatives so far have included: improved terms or exit from underperforming contracts with customers and underperforming operations; defined benefit pension plan design changes; overall reduction in the global workforce; and a substantial reduction of discretionary spending.

•
The Company will continue to place significant emphasis on improving operating margins of this Segment and continue to execute a geographic expansion strategy in emerging markets in the Middle East and Africa, Latin America and Asia Pacific.

•	The Company will continue to pursue growth opportunities in environmental services as awareness of environmental issues creates additional outsourced functions in slag management.
•
Further consolidation in the global steel industry is possible.  Should additional consolidations occur involving some of the steel industry’s larger companies that are customers of the Company, it could result in an increase in concentration of revenues and credit risk for the Company.  If a large customer were to experience financial difficulty, or file for bankruptcy protection, it could adversely impact the Company’s income, cash flows and asset valuations.  As part of its credit risk management practices, the Company closely monitors the credit standing and accounts receivable position of its customer base.  Further consolidation may also increase pricing pressure on the Company and the competitive risk of services contracts which are due for renewal.  Conversely, such consolidation may provide additional service opportunities for the Company as the Company believes it is well-positioned competitively.  As a result of this customer concentration, a key strategy of the Company is to diversify its customer base.

All Other Category – Harsco Minerals & Rail:
•
The Company will emphasize prudent global expansion of its minerals business for extracting high-value metallic content from slag and responsibly handling and recycling residual materials.  Environmental services provide growth opportunities in the minerals business as additional outsourced functions in slag management of stainless steel and other high-value metals arise.

•
Continued low production levels will have an overall negative effect on certain reclamation and recycling services in the fourth quarter of 2009, while metal price increases experienced in the third quarter of 2009, if sustained, will have a positive effect on those results.

•
Certain businesses in this Category are dependent on a small group of key customers.  The loss of one of these customers due to competition or due to financial difficulty, or the filing for bankruptcy protection could adversely impact the Company’s income, cash flows and asset valuations.  As part of its credit risk management practices, the Company closely monitors the credit standing and accounts receivable position of its customer base.

•
U.S. railway track maintenance service opportunities are expected to increase over the next one to four years from the American Recovery and Reinvestment Act of 2009 as many states have budget proposals for track services under this stimulus package.  International demand for the railway track maintenance services and equipment business’s products and services is expected to be strong in both the near term and the long term.  In addition, further implementation of LeanSigma continuous improvement initiatives are expected to improve margins on a long-term basis.

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

•
The air-cooled heat exchangers business continues to explore international opportunities in addition to further growth in its customary North American markets.  The Company’s first sales of air-cooled heat exchangers in the Asia Pacific region are anticipated in the near term.  Overall sales are expected to be negatively impacted by a lower level of industrial demand for natural gas expected for the remainder of 2009 and possibly into 2010 as a result of lower natural gas prices and the global recession.  Recent low natural gas prices have curtailed the need for additional gas compression and coolers to support that compression.  Increased industrial use due to improving economic conditions, as well as weather patterns over the winter months will influence the price and demand for natural gas and, consequently, the demand for heat exchanger equipment.

Results of Operations

	Three Months Ended September 30		Nine Months Ended September 30
(In millions, except per share and percentages)	2009	2008 (a)	2009	2008 (a)
Revenues from continuing operations	$744.2	$1,044.9	$2,218.1	$3,132.3
Cost of services and products sold	554.6	762.3	1,664.1	2,285.1
Selling, general and administrative expenses	125.4	153.5	381.4	470.5
Other (income) expense	6.9	(6.0)	6.4	(6.1)
Operating income from continuing operations	56.4	133.9	164.0	379.1
Interest expense	15.8	19.7	46.6	55.8
Income tax expense from continuing operations	6.5	30.0	20.5	89.2
Income from continuing operations	35.1	85.5	99.1	237.8
Loss from discontinued operations	(11.8)	(3.7)	(14.5)	(4.0)
Net income attributable to Harsco Corporation	20.2	80.3	79.4	227.2
Diluted earnings per common share from continuing operations attributable to Harsco Corporation common stockholders	0.40	0.99	1.17	2.73
Effective income tax rate for continuing operations	15.7%	26.0%	17.2%	27.3%

(a)
On January 1, 2009, the Company adopted changes issued by the Financial Accounting Standards Board related to consolidation accounting and reporting.  These changes, among others, require that minority interests be renamed noncontrolling interests and that a company present a consolidated net income measure that includes the amount attributable to such noncontrolling interests for all periods presented.  Results have been reclassified accordingly.

Comparative Analysis of Consolidated Results

Revenues
Revenues for the third quarter of 2009 decreased $300.7 million or 29% from the third quarter of 2008.  Revenues for the first nine months of 2009 decreased $914.2 million or 29% from the first nine months of 2008.  These decreases were attributable to the following significant items:

Changes in Revenues – 2009 vs. 2008	Three Months Ended September 30	Nine Months Ended September 30
(In millions)
Net decreased volume in the Harsco Metals Segment principally due to the deterioration of the global steel markets and decline in steel production.	$(106.1)	$(345.8)
Effect of foreign currency translation.	(53.2)	(309.0)
Net decreased volume (excluding acquisitions) in the Harsco Infrastructure Segment principally due to weaker demand in Europe, particularly in the United Kingdom.	(90.5)	(197.3)
Decreased revenues in the industrial grating products business due to weaker demand and lower commodity pricing.	(15.5)	(35.2)
Decreased revenues of the minerals business due to weaker demand and lower commodity pricing.	(1.3)	(31.6)
Decreased revenues of air-cooled heat exchangers business due to a weaker natural gas market.	(24.8)	(24.9)
Increased revenues in the Harsco Rail business principally due to shipments of equipment to China.	8.9	41.5
Effect of business acquisitions in the Harsco Infrastructure Segment.	0.8	2.5
Out-of-period adjustment in the Harsco Metals Segment and other changes across the various units not already mentioned.	(19.0)	(14.4)
Total Change in Revenues – 2009 vs. 2008	$(300.7)	$(914.2)

Cost of Services and Products Sold
Cost of services and products sold for the third quarter and first nine months of 2009 decreased $207.8 million or 27% and $621.0 million or 27%, respectively, from the comparable 2008 periods.  These decreases were attributable to the following significant items:

Changes in Cost of Services and Products Sold – 2009 vs. 2008	Three Months Ended September 30	Nine Months Ended September 30
(In millions)
Decreased costs due to lower revenues (exclusive of the effect of foreign currency translation and business acquisitions, and including the impact of increased commodity costs included in selling prices).	$(170.7)	$(411.7)
Effect of foreign currency translation.	(38.7)	(224.4)
Effect of business acquisitions.	0.6	1.7
Other (product/service mix and increased equipment maintenance costs, partially offset by enterprise business optimization initiatives and volume-related efficiencies).	1.0	13.4
Total Change in Cost of Services and Products Sold – 2009 vs. 2008	$(207.8)	$(621.0)

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the third quarter and first nine months of 2009 decreased $28.1 million or 18% and $89.1 million or 19%, respectively, from the comparable 2008 periods.  These decreases were attributable to the following significant items:

Changes in Selling, General and Administrative Expenses – 2009 vs. 2008	Three Months Ended September 30	Nine Months Ended September 30
(In millions)
Effect of foreign currency translation.	$(9.5)	$(51.8)
Decreased compensation expense.	(9.2)	(17.8)
Reduced travel expenses due to discretionary spending reductions.	(2.5)	(9.1)
Lower professional fees.	(2.6)	(6.9)
Increased directors’ fees and expenses.	2.0	3.1
Increased commissions.	0.4	2.5
Effect of business acquisitions.	—	0.5
Other (due to spending reductions).	(6.7)	(9.6)
Total Change in Selling, General and Administrative Expenses – 2009 vs. 2008	$(28.1)	$(89.1)

Other (Income) Expense
This income statement classification includes impaired asset write-downs, employee termination benefit costs and costs to exit activities, offset by net gains on the disposal of non-core assets.  Net Other expense was $6.9 million and $6.4 million for the third quarter and first nine months of 2009, respectively.  This compares with net Other income of $6.0 million and $6.1 million in the third quarter and first nine months of 2008, respectively.  The income in 2008 related principally to net gains on the sale of non-core assets and the expense in 2009 related principally to employee termination benefit costs.

Interest Expense
Interest expense for the third quarter of 2009 decreased $3.8 million or 20% from the third quarter of 2008.  For the first nine months of 2009, interest expense decreased $9.2 million or 17% from the first nine months of 2008.  This decrease was principally due to reduced debt levels coupled with foreign currency translation that lowered interest expense by $0.9 million and $4.8 million for the third quarter and first nine months of 2009, respectively.

Income Tax Expense from Continuing Operations
Income tax expense from continuing operations decreased $23.5 million or 78% in the third quarter of 2009 compared with the third quarter of 2008.  Similarly, income tax expense from continuing operations decreased $68.7 million or 77% in the first nine months of 2009 compared with the first nine months of 2008.  These declines were due to lower earnings from continuing operations and a decrease in the effective income tax rate from continuing operations.  The effective income tax rates of 15.7% and 17.2% for the third quarter and first nine months of 2009, respectively, compared with 26.0% and 27.3% for the third quarter and first nine months of 2008, respectively.  The decrease in the effective income tax rate for these 2009 periods compared with 2008 reflected a decline in earnings in jurisdictions with higher tax rates and certain net discrete tax benefits recognized in 2009.  In the third quarter of 2009, these net discrete benefits related primarily to the recognition of previously unrecognized tax benefits in certain foreign jurisdictions.  Net discrete benefits recognized prior to the third quarter related primarily to the permanent reinvestment of additional earnings for certain non-U.S. subsidiaries.

Income from Continuing Operations
Income from continuing operations decreased $50.4 million or 59% in the third quarter of 2009 compared with the third quarter of 2008.  Income from continuing operations decreased $138.8 million or 58% in the first nine months of 2009 compared with the first nine months of 2008.  These decreases resulted from slowed demand for most of the Company’s services and products as a result of the global recession and the effect of unfavorable foreign currency translation.

Loss from Discontinued Operations
The loss from discontinued operations of $11.8 million and $14.5 million in the third quarter and first nine months of 2009, respectively, compared with losses of $3.7 million and $4.0 million in the third quarter and first nine months of 2008, respectively.  Discontinued operations consisted of the Company’s Gas Technologies Segment, the sale of which was completed in December 2007.  The loss incurred in 2009 related to the resolution of the open claims and counterclaims that were submitted to arbitration.

Net Income Attributable to Harsco Corporation and Earnings Per Share
Net income attributable to Harsco Corporation of $20.2 million and diluted earnings per share of $0.25 in the third quarter of 2009 were lower than the third quarter of 2008 by $60.1 million or 75% and $0.70 or 74%, respectively.  Net income attributable to Harsco Corporation of $79.4 million and diluted earnings per share of $0.99 in the first nine months of 2009 were lower than the first nine months of 2008 by $147.8 million or 65% and $1.69 or 63%, respectively.  These decreases are primarily due to lower income from continuing operations for the reasons described above.

Liquidity and Capital Resources

Overview
Global financial markets that have been under stress due to poor lending and investment practices and sharp declines in real estate values have started to show signs of improvement for certain high-quality issuers.  However, during the nine months of 2009, tightened credit conditions for funding of non-residential construction projects restrained growth in that sector and that continues today.  In response to these changes in global economic conditions, the Company has undertaken several initiatives to conserve capital and enhance liquidity including: prudently reducing capital spending to only critical projects where the highest returns can be achieved while redeploying existing capital investments; optimizing worldwide cash positions; reducing or eliminating discretionary spending; and additional scrutiny and tightening of credit terms with customers.  The Company continues to have sufficient available liquidity and has been able to issue commercial paper as needed.  The Company currently expects operational and business needs to be covered by cash from operations in 2009 and beyond.

During the first nine months of 2009, the Company generated $276.7 million in operating cash, 28% lower than the $382.0 million in the first nine months of 2008.  This decrease was primarily due to lower net income, net payments of accounts payable due to reduced spending levels and a reduction in advances on contracts due to shipments in 2009.  These decreases were partially offset by lower receivables as a result of lower sales volume and a reduction of inventory levels due to targeted reductions and reduced replenishment activities.

In the first nine months of 2009, the Company invested $123.1 million in capital expenditures (60% of which were for revenue-growth projects) and paid $47.8 million in stockholder dividends.  This is compared with $380.9 million of capital expenditures and $49.3 million in stockholder dividends paid in the first nine months of 2008.

The Company’s net cash borrowings decreased $88.2 million in the first nine months of 2009.  Debt as presented on the balance sheet, which is affected by foreign currency translation, decreased $51.1 million from December 31, 2008.  The debt to total capital ratio decreased from 41.1% at December 31, 2008 to 38.5% at September 30, 2009 as a result of the lower debt and increased equity at September 30, 2009.

Despite current global economic conditions, the Company expects to generate strong operating cash flows for the full year of 2009.  The Company plans to sustain its balanced portfolio through its strategy of redeploying discretionary cash for disciplined growth and international diversification in the Harsco Infrastructure Segment; in long-term, high-return and high-renewal-rate services contracts for the Harsco Metals Segment, principally in emerging economies or for customer diversification; for growth and international diversification in the All Other Category (Harsco Minerals & Rail); and for targeted, bolt-on acquisitions in the industrial services businesses.  The Company also foresees continuing its long and consistent history of paying dividends to stockholders.

The Company continues to focus on improving working capital management.  Specifically, short-term and long-term enterprise business optimization programs are being used to continue to further improve the effective and efficient use of working capital, particularly accounts receivable and inventories in the Harsco Infrastructure and Harsco Metals Segments.

Sources and Uses of Cash
The Company’s principal sources of liquidity are cash from operations and borrowings under its various credit agreements, augmented periodically by cash proceeds from non-core asset sales.  The primary drivers of the Company’s cash flow from operations are the Company’s sales and income.  The Company’s long-term Harsco Metals contracts provide a predictable level of minimum cash flows for several years into the future.  (See “Certainty of Cash Flows” section for additional information on estimated future revenues of Harsco Metals contracts and order backlogs for the Company’s manufacturing businesses and railway track maintenance services and equipment business).  Cash returns on capital investments made in prior years, for which no cash is currently required, are a significant source of cash from operations.  Depreciation expense related to these investments is a non-cash charge.  The Company also continues to focus on maintaining working capital at a manageable level based upon the requirements and seasonality of the businesses.

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

Resources available for cash requirements – The Company meets its on-going cash requirements for operations and growth initiatives by accessing the public debt markets and by borrowing from banks.  Public markets in the United States and Europe are accessed through its commercial paper programs and through discrete-term note issuance to investors.  Various bank credit facilities are available throughout the world.  The Company’s 200 million British pound sterling-denominated notes mature in October 2010.  The Company plans to utilize operating cash flows and, if necessary, new public borrowings to repay these notes.  The Company expects to utilize both the public debt markets and bank facilities to meet its cash requirements in the future.

The following table illustrates the amounts outstanding under credit facilities and commercial paper programs and available credit at September 30, 2009:

Summary of Credit Facilities and Commercial Paper Programs
(In millions)	Facility Limit	Outstanding Balance	Available Credit

U.S. commercial paper program	$550.0	$10.9	$539.1

Euro commercial paper program	291.4	7.3	284.1

Multi-year revolving credit facility (a)	450.0	—	450.0

364-day revolving credit facility (a) (b)	220.0	—	220.0

Bilateral credit facility (c)	30.0	—	30.0

Totals at September 30, 2009	$1,541.4	$18.2	$1,523.2	(d)

(a)	U.S.-based program
(b)	The Company does not intend on renewing this facility that expired in November 2009.
(c)	International-based program
(d)
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

Credit Ratings and Outlook – The following table summarizes the Company’s debt ratings at September 30, 2009:

	Long-term Notes	U.S.–Based Commercial Paper	Outlook

Standard & Poor’s (S&P)	A-	A-2	Stable
Moody’s	Baa1	P-2	Stable
Fitch	A-	F2	Stable

The Company’s euro-based commercial paper program has not been rated since the euro market does not require it.  Standard & Poor’s and Fitch ratings were reaffirmed in April 2009 and August 2009, respectively.  In May 2009, Moody’s reaffirmed the Company’s U.S. based commercial paper ratings, but changed its ratings of the Company’s long-term notes from A3 to Baa1 and the Company’s outlook from negative to stable.  A downgrade to the Company’s credit ratings may increase borrowing costs to the Company, while an improvement in the Company’s credit ratings may decrease borrowing costs to the Company.  Additionally, a downgrade in the Company’s credit ratings may result in reduced access to credit markets.

Working Capital Position – Changes in the Company’s working capital are reflected in the following table:

(Dollars are in millions)	September 30 2009	December 31 2008	Increase (Decrease)
Current Assets
Cash and cash equivalents	$97.7	$91.3	$6.4
Trade accounts receivable, net	640.9	648.9	(8.0)
Other receivables	27.5	46.0	(18.5)
Inventories	300.9	309.5	(8.6)
Other current assets	106.8	104.5	2.3
Assets held-for-sale	0.6	5.3	(4.7)
Total current assets	1,174.4	1,205.5	(31.1)
Current Liabilities
Notes payable and current maturities	42.6	121.1	(78.5)
Accounts payable	218.7	262.8	(44.1)
Accrued compensation	70.3	85.2	(14.9)
Income taxes payable	8.6	13.4	(4.8)
Other current liabilities	401.6	405.9	(4.3)
Total current liabilities	741.8	888.4	(146.6)
Working Capital	$432.6	$317.1	$115.5
Current Ratio	1.6:1	1.4:1

Working capital increased approximately 36% in the first nine months of 2009 due principally to reduced current liabilities and, more specifically, the following factors:

•	Net trade accounts receivable decreased $8.0 million primarily due to reduced sales volume in the first nine months of 2009 partially offset by foreign currency translation effects.

•
Other receivables decreased $18.5 million primarily due to collections of insurance proceeds related to insured claims settled during the first quarter of 2009 and an income tax refund received in the third quarter of 2009.

•
Inventories decreased $8.6 million primarily due to the Company’s focus on reducing inventory levels based upon current market demand, partially offset by the build up of inventory in the Company’s railway track maintenance services and equipment business to satisfy current international contracts.

•	Notes payable and current maturities decreased $78.4 million due to strong operating cash flows that facilitated repayments of short-term commercial paper borrowings and other short-term borrowings.

•	Accounts payable decreased $44.1 million primarily due to reduced spending levels partially offset by foreign currency translation.

•
Accrued compensation decreased $14.9 million due principally to the payment of incentive compensation earned during 2008 and a decline in current year accrual of incentive compensation based on current EVA levels.

Certainty of Cash Flows – The certainty of the Company’s future cash flows is underpinned by the long-term nature of the Company’s metal services contracts and the strong discretionary cash flows (operating cash flows in excess of the amounts necessary for capital expenditures to maintain current revenue levels) generated by the Company.  Traditionally, the Company has utilized these discretionary cash flows for growth-related capital expenditures.  As the Company has demonstrated this year, it has the ability to substantially reduce its capital expenditures without negatively impacting the business.  The Company has continued to grow in countries with increased demand through prudent relocation of its existing equipment.

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

Cash Flow Summary
The Company’s cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

Summarized Cash Flow Information
	Nine Months Ended September 30
(In millions)	2009	2008
Net cash provided by (used in):
Operating activities	$276.7	$382.0
Investing activities	(127.3)	(366.4)
Financing activities	(145.6)	(47.1)
Effect of exchange rate changes on cash	2.5	(0.5)
Net change in cash and cash equivalents	$6.4 (a)	$(31.9	) (a)

(a) Does not total due to rounding

Cash From Operating Activities – Net cash provided by operating activities in the first nine months of 2009 was $276.7 million, a decrease of $105.3 million from the first nine months of 2008.  The decrease was primarily due to the following:

•	Lower net income in 2009 compared with 2008.
•	Higher accounts payable payments due to reduced spending levels in 2009.
•	Reduction in advances on contracts due to shipments in 2009.

These decreases were partially offset by the following:

•	Reduction in net trade receivables due to reduced sales volume.
•	Initiatives to reduce inventory levels coupled with reduced spending on inventory throughout the Company based upon current market demand.

Cash Used in Investing Activities – In the first nine months of 2009, cash used in investing activities was $127.3 million consisting primarily of capital investments of $123.1 million and $12.7 million used in purchase of businesses offset by $11.5 million of net cash received for the sale of non-core assets and businesses.  Capital investments declined $257.8 million compared with 2008, reflecting management’s initiatives to conserve capital and enhance liquidity through prudent reduction of capital investments.  Growth capital constituted 60% of investments made in the first nine months of 2009, with investments made predominantly in the industrial services businesses.  Throughout the remainder of 2009 and for 2010, the Company plans to continue to manage its balanced portfolio and consider opportunities to invest in value creation projects including prudent, targeted, bolt-on acquisitions, principally in the Harsco Infrastructure business.  Additionally, the Company intends to increase growth investments into the All Other Category (Harsco Minerals & Rail) in the remainder of 2009 and beyond, as this group continues to expand globally.

Cash Used in Financing Activities – The following table summarizes the Company’s debt and capital positions at September 30, 2009 and December 31, 2008.

(Dollars are in millions)	September 30 2009	December 31 2008 (a)
Notes Payable and Current Maturities	$42.6	$121.1
Long-term Debt	919.2	891.8
Total Debt	961.8	1,012.9
Total Equity	1,534.1	1,450.0
Total Capital	$2,495.9	$2,462.9
Total Debt to Total Capital	38.5%	41.1%

(a)
December 2008 Equity has been retroactively adjusted to include Noncontrolling Interest as a component of Equity in accordance with changes issued by the Financial Accounting Standards Board related to consolidation accounting and reporting.

The Company’s debt as a percent of total capital as of September 30, 2009 decreased from December 31, 2008.  The decrease results principally from increased equity and a decline in overall debt, primarily due to lower capital expenditures.

Debt Covenants
The Company’s credit facilities and certain notes payable agreements contain covenants requiring a minimum net worth of $475 million and a maximum debt to capital ratio of 60%.  At September 30, 2009, the Company was in compliance with these covenants with a debt to capital ratio of 38.5% and total net worth of $1.5 billion.  Based on balances at September 30, 2009, the Company could increase borrowings by approximately $1.3 billion and still be within its debt covenants.  Alternatively, keeping all other factors constant, the Company’s equity could decrease by approximately $0.9 billion and the Company would still be within its debt covenants.  Additionally, the Company’s 7.25% British pound sterling-denominated notes, due October 27, 2010, and its 5.75% notes, due May 2018, also include covenants that permit the note holders to redeem their notes, at par and 101% of par, respectively, in the event of a change of control of the Company or disposition of a significant portion of the Company’s assets in combination with the Company’s credit rating downgraded to non-investment grade.  The Company expects to continue to be compliant with these debt covenants one year from now.

Cash and Value-Based Management
The Company plans to continue with its strategy of targeted, prudent investing for strategic purposes for the foreseeable future, although 2009 capital investments are significantly less than 2008 as existing investments are used more efficiently.  The long-term goal of this strategy is to improve the Company’s EVA under the program adopted in 2002.  Under this program the Company evaluates strategic investments based upon the investment’s economic profit.  EVA equals after-tax operating profits less a charge for the use of the capital employed to create those profits (only the service cost portion of net periodic pension cost is included for EVA purposes).  Therefore, value is created when a project or initiative produces a return above the cost of capital.  In the first nine months of 2009, EVA was lower compared with the first nine months of 2008 due principally to lower operating profits.

The Company currently expects to continue paying dividends to stockholders.  The Company has increased the dividend rate for fifteen consecutive years, and in August 2009, the Company paid its 237th consecutive quarterly cash dividend.  In September 2009, the Company declared its 238th consecutive quarterly cash dividend.

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

ITEM 4.          CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures as of September 30, 2009.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.  There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the third quarter of 2009.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)      There were no unregistered sales of equity securities during the period covered by the report.
(b)      Not applicable.
(c)      Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2009 – July 31, 2009	-	-	-	1,536,647
August 1, 2009 – August 31, 2009	-	-	-	1,536,647
September 1, 2009 – September 30, 2009	-	-	-	2,000,000
Total	-	-	-

The Company’s share repurchase program was extended by the Board of Directors in September 2009.  At that time, the Board authorized an increase of 463,353 shares to the 1,536,647 remaining from the Board’s previous stock repurchase authorization.  The repurchase program expires January 31, 2011.  As of September 30, 2009, there are 2,000,000 authorized shares remaining in the program.  When and if appropriate, repurchases are made in open market transactions, depending on market conditions.  Repurchases may not be made and may be discontinued at any time.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

None.

ITEM 5.          OTHER INFORMATION

DIVIDEND INFORMATION

On September 22, 2009, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share, payable November 13, 2009, to stockholders of record as of October 14, 2009.

COMMON STOCK OPTION DISCLOSURE

In August 2009, in accordance with Securities and Exchange Commission Rule 10b5-1, Salvatore D. Fazzolari, the Company’s Chairman and Chief Executive Officer (“CEO”), adopted personal trading plans with regard to options to purchase 40,000 shares of the Company’s common stock that will expire in January 2010.  Under the personal trading plans, if the Company’s stock reaches a predetermined trading price prior to a predetermined date, the options will be exercised and the stock issued upon such exercise will be sold.  If the Company’s stock does not reach the predetermined trading price prior to the predetermined date, the options will be exercised in full in a stock-for-stock exercise.  Each plan provides for share withholding to cover withholding taxes relating to such exercise.  The trading plans will expire in January 2010.

Rule 10b5-1 allows officers and directors, at a time when they are not in possession of material non-public information, to adopt written plans to sell shares on a regular basis under pre-arranged terms, regardless of any subsequent nonpublic information they may receive.  Exercises of stock options by the CEO pursuant to the terms of his plans will be disclosed publicly through Form 144, as applicable, and Form 4 filings with the Securities and Exchange Commission.

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

HARSCO CORPORATION
(Registrant)

DATE	November 5, 2009	/S/ Stephen J. Schnoor
Stephen J. Schnoor
Senior Vice President and Chief Financial Officer

DATE	November 5, 2009	/S/ Richard M. Wagner
Richard M. Wagner
Vice President and Controller