Form 10-K
period 2009-12-31
HARSCO CORP
filed 2010-02-23
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________________

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.YES  ☒ NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.YES  ☐ NO  ☒

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

Large accelerated filer ☒ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).YES  ☐NO  ☒

The aggregate market value of the Company’s voting stock held by non-affiliates of the Company as of June 30, 2009 was $2,272,391,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at January 31, 2010
Common stock, par value $1.25 per share	80,505,994

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the 2009 Proxy Statement are incorporated by reference into Part III of this Report.

The Exhibit Index (Item No. 15) located on pages 110 to 115 incorporates several documents by reference as indicated therein.

HARSCO CORPORATION
FORM 10-K
INDEX

		Page
PART I
Item 1.	Business.	3 - 8
Item 1A.	Risk Factors.	8 - 17
Item 1B.	Unresolved Staff Comments.	17
Item 2.	Properties.	17 - 18
Item 3.	Legal Proceedings.	18
Item 4.	Submission of Matters to a Vote of Security Holders.	18
Supplementary Item.	Executive Officers of the Registrant (Pursuant to Instruction 3 to Item 401(b) of Regulation S-K).	19 - 20

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.	21
Item 6.	Selected Financial Data.	22
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	23 - 50
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	50
Item 8.	Financial Statements and Supplementary Data.	51 - 105
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.	105
Item 9A.	Controls and Procedures.	105
Item 9B.	Other Information.	105

PART III
Item 10.	Directors, Executive Officers and Corporate Governance.	106
Item 11.	Executive Compensation.	106
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	106
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	107
Item 14.	Principal Accounting Fees and Services.	107

PART IV
Item 15.	Exhibits, Financial Statement Schedules.	108 - 115

SIGNATURES		116

PART I
Item 1.	Business.

(a)  General Development of Business.

Harsco Corporation (“the Company”) is a diversified, multinational provider of industrial services and engineered products serving global industries that are fundamental to worldwide economic growth.  The Company’s operations fall into three reportable segments: Harsco Infrastructure, Harsco Metals and Harsco Rail (formerly included as a part of the “All Other” Category), plus an “All Other” Category labeled Harsco Minerals & Harsco Industrial.  The Company has locations in 51 countries, including the United States.  The Company was incorporated in 1956.

The Company’s executive offices are located at 350 Poplar Church Road, Camp Hill, Pennsylvania 17011.  The Company’s main telephone number is (717) 763-7064.  The Company’s Internet website address is www.harsco.com. Through this Internet website (in the “Investor Relations” link) the Company makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and all amendments to those reports, as soon as reasonably practical after those reports are electronically filed or furnished to the Securities and Exchange Commission.  Information contained on the Company’s website is not incorporated by reference into this Annual Report on Form 10-K, and should not be considered as part of this Annual Report on Form 10-K.

The Company’s principal lines of business and related principal business drivers are as follows:

Principal Lines of Business		Principal Business Drivers

•	Engineered scaffolding, concrete forming and shoring, and other access-related services, rentals and sales	• •	Infrastructure and non-residential construction Industrial plant maintenance requirements
•	Outsourced, on-site services to steel mills and other metals producers	• •	Global metals production and capacity utilization Outsourcing of services by metals producers
•	Railway track maintenance services and equipment	• •	Global railway track maintenance-of-way capital spending Outsourcing of track maintenance and new track construction by railroads
•	Minerals and recycling technologies	•	Demand for high-value specialty steel and ferro alloys
•	Industrial grating products	• •	Industrial plant and warehouse construction and expansion Off-shore drilling and new rig construction
•	Air-cooled heat exchangers	•	Natural gas compression, transmission and demand
•	Industrial abrasives and roofing granules	• •	Industrial and infrastructure surface preparation and restoration Residential roof replacement
•	Heat transfer products	•	Commercial and institutional boiler and water heater requirements

The Company reports segment information using the “management approach,” based on the way management organizes and reports the segments within the enterprise for making operating decisions and assessing performance.  The Company’s reportable segments are identified based upon differences in products, services and markets served.  These segments and the types of products and services offered are more fully described in section (c) below.

In 2009, 2008 and 2007, the United States contributed sales of $1.0 billion, $1.3 billion and $1.2 billion, equal to 34%, 32% and 31% of total sales, respectively.  In 2009, 2008 and 2007, the United Kingdom contributed sales of $0.4 billion, $0.7 billion and $0.7 billion, equal to 15%, 17% and 20% of total sales, respectively.  One customer, ArcelorMittal, represented approximately 10% of the Company’s sales during 2009, 2008 and 2007.  There were no significant inter-segment sales.

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

(c)  Narrative Description of Business

(1)      A narrative description of the businesses by reportable segment is as follows:

Harsco Infrastructure Segment – 39% of consolidated sales for 2009

The Harsco Infrastructure Segment is one of the world’s most complete global organizations for engineered rental scaffolding, shoring, concrete forming and other access-related solutions.  The Segment operates from a network of branches throughout the world, including North America, Europe, the Gulf Region of the Middle East, Africa, Asia-Pacific and Latin America.  Major services include the rental of concrete shoring and forming systems; scaffolding for non-residential and infrastructure construction projects and industrial maintenance requirements; as well as a variety of other infrastructure services including project engineering and equipment erection and dismantling and, to a lesser extent, equipment sales.

The Company’s infrastructure services are provided through branch locations in approximately 40 countries plus export sales worldwide.  In 2009, this Segment’s revenues were generated in the following regions:

Harsco Infrastructure Segment
2009 Percentage
Region	of Revenues

Western Europe	58%
North America	20%
Middle East and Africa	12%
Eastern Europe	6%
Latin America (a) (b)	2%
Asia-Pacific (b)	2%
(a)	Including Mexico.
(b)	Revenues in these regions are expected to increase in
2010 as a result of recent acquisitions.

For 2009, 2008 and 2007, the Harsco Infrastructure Segment’s percentage of the Company’s consolidated sales was 39% for each year.

Harsco Metals Segment – 36% of consolidated sales for 2009

The Harsco Metals Segment is the world’s largest provider of on-site, outsourced services to the global metals industries.  Harsco Metals provides its services and solutions on a long-term contract basis, supporting each stage of the metal-making process from initial raw material handling to post-production by-product processing and on-site recycling, including providing environmental services for the processing of residual by-products.  Working as a specialized, value-added services provider, Harsco Metals rarely takes ownership of its customers’ raw materials or finished products.  This Segment’s multi-year contracts had estimated future revenues of $3.6 billion at December 31, 2009.  This provides the Company with a substantial base of long-term revenues.  Approximately 61% of these revenues are expected to be recognized by December 31, 2012.  The remaining revenues are expected to be recognized principally between January 1, 2013 and December 31, 2018.

Harsco Metals operates in over 30 countries.  In 2009, this Segment’s revenues were generated in the following regions:

Harsco Metals Segment
2009 Percentage
Region	of Revenues

Western Europe	49%
North America	16%
Latin America (a)	14%
Middle East and Africa	9%
Asia-Pacific	8%
Eastern Europe	4%
(a) Including Mexico.

For 2009, 2008 and 2007, the Harsco Metals Segment’s percentage of the Company’s consolidated sales was 36%, 40% and 41%, respectively.

Harsco Rail Segment – 10% of consolidated sales for 2009

The Harsco Rail Segment is a global provider of equipment and services to maintain, repair and construct railway track.  The Company’s railway track maintenance services, solutions and specialized track maintenance equipment support private and government-owned railroads and urban transit system worldwide.

The Company’s rail products are produced in three countries and products and services are provided worldwide.  In 2009, 2008 and 2007, export sales from the U.S. for the Harsco Rail Segment were $119.7 million, $68.1 million and $21.8 million, respectively.  These represent 39%, 25% and 9% of this Segment’s revenues for the years ended December 31, 2009, 2008 and 2007, respectively.  In 2009, this Segment’s revenues were generated from operations in the following regions:

Harsco Rail Segment
2009 Percentage
Region	of Revenues

North America (a)	83%
Western Europe	12%
Asia-Pacific	4%
Middle East and Africa	1%
(a)	North America revenues include export sales throughout the world that originate from North America.

For 2009, 2008 and 2007, the Harsco Rail Segment’s percentage of the Company’s consolidated sales was 10%, 7% and 6%, respectively.

All Other Category - Harsco Minerals & Harsco Industrial – 15% of consolidated sales for 2009

The All Other Category includes the Harsco Minerals, Harsco Industrial IKG, Harsco Industrial Air-X-Changers and Harsco Industrial Patterson-Kelley business units.  Approximately 86% of this category’s revenues originate in the United States.

Harsco Minerals is a multinational company that extracts high-value metallic content for production re-use on behalf of leading steelmakers and also specializes in the development of minerals technologies for commercial applications, including agriculture fertilizers.  It also produces industrial abrasives and roofing granules from power-plant utility coal slag at a number of locations throughout the United States.  The Company’s BLACK BEAUTY® abrasives are used for industrial surface preparation, such as rust removal and cleaning of bridges, ship hulls and various structures.  Roofing granules are sold to residential roofing shingle manufacturers, primarily for the replacement roofing market.  This business unit is the United States’ largest producer of slag abrasives and third-largest producer of residential roofing granules.

Harsco Industrial IKG manufactures a varied line of industrial grating products at several plants in North America.  These products include a full range of bar grating configurations, which are used mainly in industrial flooring, as well as safety and security applications in the power, paper, chemical, refining and processing industries.

Harsco Industrial Air-X-Changers is a leading supplier of custom-designed and manufactured air-cooled heat exchangers for the natural gas industry.  The Company’s heat exchangers are the primary apparatus used to condition natural gas during recovery, compression and transportation from underground reserves through the major pipeline distribution channels.

Harsco Industrial Patterson-Kelley is a leading manufacturer of heat transfer products such as boilers and water heaters for commercial and institutional applications.

For 2009, 2008 and 2007, the All Other Category’s percentage of the Company’s consolidated sales was 15%, 14% and 14%, respectively.

(1)	(i)
The products and services of the Company are generated through a number of product groups.  These product groups are more fully discussed in Note 14, Information by Segment and Geographic Area, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data.”  The product groups that contributed 10% or more as a percentage of consolidated sales in any of the last three fiscal years are set forth in the following table:

	Percentage of Consolidated Sales
Product Group	2009	2008	2007
Services and equipment for infrastructure construction and industrial maintenance	39%	39%	39%
On-site services to metal producers	36%	40%	41%
Railway track maintenance services and equipment	10%	7%	6%

(1)	(ii)	New products and services are added from time to time; however, in 2009 none required the investment of a material amount of the Company’s assets.

(1)	(iii)
The manufacturing requirements of the Company’s operations are such that no unusual sources of supply for raw materials are required.  The raw materials used by the Company for its limited product manufacturing include principally steel and, to a lesser extent, aluminum, which are usually readily available.  The profitability of the Company’s manufactured products is affected by changing purchase prices of steel and other materials and commodities.  If steel or other material costs associated with the Company’s manufactured products increase and the costs cannot be passed on to the Company’s customers, operating income would be adversely impacted.  Additionally, decreased availability of steel or other materials could affect the Company’s ability to produce manufactured products in a timely manner.  The Harsco Minerals business unit uses raw materials sourced from boiler slag, which is a coal combustion by-product.  If the Company cannot obtain the necessary raw materials for its manufactured products, then revenues, operating income and cash flows will be adversely affected.  Certain services performed by the Harsco Minerals business result in the recovery, processing and sale of specialty steel scrap concentrate and ferro alloys to its customers.  The selling price of the by-product material is principally market-based and varies based upon the current market value of its components.  Therefore, the revenue amounts recorded from the sale of such by-product material varies based upon the market value of the commodity components being sold.

(1)	(iv)	While the Company has a number of trademarks, patents and patent applications, it does not consider that any material part of its business is dependent upon them.

(1)	(v)
The Company furnishes products and materials and certain industrial services within the Harsco Infrastructure and the All Other Category that are seasonal in nature.  As a result, the Company’s sales and net income for the first quarter ending March 31 are normally lower than the second, third and fourth quarters.  Additionally, the Company has historically generated the majority of its cash flows in the second half of the year.  This is a result of normally higher income during the latter part of the year.  The Company’s historical revenue patterns and cash provided by operating activities were as follows:

Historical Pattern of Revenue from Continuing Operations
(In millions)	2009	2008	2007		2006	2005

First Quarter Ended March 31	$696.9	$987.8	$840.0		$682.1	$558.0

Second Quarter Ended June 30	777.0	1,099.6	946.1		766.0	606.0

Third Quarter Ended September 30	744.2	1,044.9	927.4		773.3	599.5

Fourth Quarter Ended December 31	772.5	835.5	974.6		804.2	632.5
Totals	$2,990.6	$3,967.8	$3,688.2	(a)	$3,025.6	$2,396.0

Historical Pattern of Cash Provided by Operations
(In millions)	2009	2008	2007	2006	2005

First Quarter Ended March 31	$39.6	$32.0	$41.7	$69.8	$48.1

Second Quarter Ended June 30	116.7	178.5	154.9	114.5	86.3

Third Quarter Ended September 30	120.4	171.6	175.7	94.6	98.1

Fourth Quarter Ended December 31	157.8	192.2	99.4	130.3	82.7
Totals	$434.5	$574.3	$471.7	$409.2	$315.3	(a)
(a)	Does not total due to rounding.

(1)	(vi)
The practices of the Company relating to working capital are similar to those practices of other industrial service providers or manufacturers servicing both domestic and international industrial customers and commercial markets.  These practices include the following:

•
Standard accounts receivable payment terms of 30 days to 60 days, with progress or advance payments required for certain long-lead-time or large orders.  Payment terms are slightly longer in certain international markets.

•	Standard accounts payable payment terms of 30 days to 90 days.
•
Inventories are maintained in sufficient quantities to meet forecasted demand.  Due to the time required to manufacture certain railway track maintenance equipment to customer specifications, inventory levels of this business tend to increase for an extended time during the production phase and then decline when the equipment is sold.

(1)	(vii)
One customer, ArcelorMittal, represented approximately 10% of the Company’s sales in 2009, 2008 and 2007.  The Harsco Metals Segment is dependent largely on the global steel industry, and in 2009, 2008 and 2007 there were two customers that each provided in excess of 10% of this Segment’s revenues under multiple long-term contracts at numerous mill sites.  ArcelorMittal was one of those customers in 2009, 2008 and 2007.  The loss of any one of the contracts would not have a material adverse effect upon the Company’s financial position or cash flows; however, it could have a significant effect on quarterly or annual results of operations.  Additionally, these customers have significant accounts receivable balances.  Further consolidation in the global steel industry is possible.  Should transactions occur involving some of the Company’s larger steel industry customers, it would result in an increase in concentration of revenues and credit risk for the Company.  If a large customer were to experience financial difficulty, or file for bankruptcy protection, it could adversely impact the Company’s income, cash flows and asset valuations.  As part of its credit risk management practices, the Company closely monitors the credit standing and accounts receivable position of its customer base.

(1)	(viii)
At December 31, 2009, the Company’s metals services contracts had estimated future revenues of $3.6 billion, compared with $4.1 billion as of December 31, 2008.  The decline is primarily attributable to the revenues recognized during 2009 offset by projected volume from new and renewed contracts.  At December 31, 2009, the Company’s railway track maintenance services and equipment business had estimated future revenues of $442.3 million, compared with $518.1 million as of December 31, 2008.  This is primarily due to shipment of orders during 2009, partially offset by new orders.  The railway track maintenance services and equipment business backlog includes a significant portion that will not be realized until late 2010 and 2011 due to the long lead-time necessary to build certain equipment, and the long-term nature of certain service contracts.  In addition, as of December 31, 2009, the Company had an order backlog of $48.6 million in its All Other Category (Harsco Minerals & Harsco Industrial).  This compares with $121.6 million as of December 31, 2008.  The decrease from December 31, 2008 is due principally to lower demand and completion of orders during 2009.  Order backlog for scaffolding, shoring and forming services; for roofing granules and slag abrasives; and for the reclamation and recycling services of high-value content from steelmaking slag is excluded from the above amounts.  These amounts are generally not quantifiable due to the short order lead times for certain services, the nature and timing of the products and services provided and equipment rentals with the ultimate length of the rental period unknown.

As of December 31, 2009, approximately $252.9 million or 52% of the Company’s order backlog is not expected to be filled in 2010.  The majority of this backlog is expected to be filled in 2011.  This is exclusive of long-term metals industry services contracts, infrastructure-related services, roofing granules and industrial abrasives products, and minerals and metal recovery technologies services.

(1)	(ix)	At December 31, 2009, the Company had no material contracts that were subject to renegotiation of profits or termination at the election of the U.S. government.

(1)	(x)
The Company encounters active competition in all of its activities from both larger and smaller companies that produce the same or similar products or services, or that produce different products appropriate for the same uses.

(1)	(xi)
The expense for product development activities was $3.2 million, $5.3 million and $3.2 million in 2009, 2008 and 2007, respectively.  For additional information regarding product development activities, see the Research and Development section included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(1)	(xii)
The Company has become subject to, as have others, stringent air and water quality control legislation.  In general, the Company has not experienced substantial difficulty complying with these environmental regulations, and does not anticipate making any material capital expenditures for environmental control facilities.  While the Company expects that environmental regulations may expand, and that its expenditures for air and water quality control will continue, it cannot predict the effect on its business of such expanded regulations.  For additional information regarding environmental matters see Note 10, Commitments and Contingencies, to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”

(1)	(xiii)	As of December 31, 2009, the Company had approximately 19,600 employees.

(d)  Financial Information about Geographic Areas

Financial information concerning foreign and domestic operations is included in Note 14, Information by Segment and Geographic Area, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data.”  Export sales from the United States totaled $149.0 million, $105.7 million and $61.7 million in 2009, 2008 and 2007, respectively.

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

Market risk.

In the normal course of business, the Company is routinely subjected to a variety of risks.  In addition to the market risk associated with interest rate and currency movements on outstanding debt and non-U.S. dollar-denominated assets and liabilities, other examples of risk include customer concentration in the Harsco Metals and Harsco Rail Segments and certain businesses of the “All Other” Category; collectibility of receivables; volatility of the financial markets and their effect on pension plans; and global economic and political conditions.

The global financial markets experienced extreme disruption in the last half of 2008 and into 2009, including, among other things, severely diminished liquidity and credit availability for many business entities; declines in consumer confidence; negative economic growth; declines in real estate values; increases in unemployment rates; significant volatility in equities; rating agency downgrades and uncertainty about economic stability.  Governments across the globe have taken aggressive actions, including economic stimulus programs, intended to address these difficult market conditions.  These economic uncertainties affect the Company’s businesses in a number of ways, making it difficult to accurately forecast and plan future business activities.

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

The continuing tightening of credit in financial markets may lead businesses to postpone spending, which may impact the Company’s customers, causing them to cancel, decrease or delay their existing and future orders with the Company.  Continuing decline in the economy may further impact the ability of the Company’s customers to meet their obligations to the Company on a timely basis and could result in bankruptcy filings by them.  If customers are unable to meet their obligations on a timely basis, it could adversely impact the realizability of receivables, the valuation of inventories and the valuation of long-lived assets across the Company’s businesses.  The risk remains that certain significant Harsco Metals customers may file for bankruptcy protection, be acquired or consolidate in the future.  Additionally, the Company may be negatively affected by contractual disputes with customers and attempts by customers to unilaterally change the terms and pricing of certain contracts to their sole advantage without adequate consideration to the Company, which could have an adverse impact on the Company’s income and cash flows.

The current tightening of credit in financial markets could also negatively affect the forecasts used in performing the Company’s goodwill impairment testing under Generally Accepted Accounting Principles in the United States (“GAAP”).  In accordance with these principles, the Company is required to test acquired goodwill for impairment on an annual basis based upon a fair value approach.  If the fair market value of the Company’s reporting units is less than their book value, the Company could be required to record an impairment charge.  The valuation of reporting units requires judgment in estimating future cash flows, discount rates and other factors.  The basis of this discount rate calculation is derived from several internal and external factors.  These factors include, but are not limited to, the average market price of the Company’s stock, the number of shares of stock outstanding, the fair value of the Company’s debt, a long-term risk-free interest rate, and both market and size-specific risk premiums.  Additionally, assessments of future cash flows would consider, but not be limited to, the following: infrastructure plant maintenance requirements; global metals production and capacity utilization; global railway track maintenance-of-way capital spending; and other drivers of the Company’s businesses.  Changes in the overall interest rate environment may also impact the fair market value of the Company’s reporting units as this would directly influence the rate utilized for discounting operating cash flows, and ultimately determining a reporting unit’s fair value.  The Company’s overall market capitalization is also a factor in evaluating the fair market values of the Company’s reporting units.  During 2008 the Company’s stock price had decreased approximately 57%, but its market capitalization exceeded its book value as of December 31, 2008.  During 2009 the Company’s stock price increased approximately 16%, and its market capitalization continued to exceed its book value as of December 31, 2009.  As a result of this and other factors, the Company concluded that any interim impairment test was not required during 2009 and performed its regular annual test as of October 1, 2009.  Any significant declines in the overall market capitalization of the Company could lead to the determination that the book value of one or more of the Company’s reporting units exceeds their fair value.

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

The Company operates in 51 countries, including the United States.  The Company’s global footprint exposes it to a variety of risks that may adversely affect results of operations, cash flows or financial position.  These include, but may not be limited to, the following:

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

•	longer payment cycles and difficulty in collecting accounts receivable;

•	complexities in complying with a variety of U.S. and international laws and regulations;

•	political, economic and social instability, civil unrest, terrorist actions and armed hostilities in the regions or countries in which the Company does business;

•	inflation rates in the countries in which the Company does business;

•	laws in various international jurisdictions that limit the right and ability of subsidiaries to pay dividends and remit earnings to affiliated companies unless specified conditions are met;

•
sovereign risk related to foreign governments and the potential risks that include, but may not be limited to, that those governments stop paying interest or repudiate their debt, that they nationalize their private businesses or that they alter their foreign-exchange regulations; and‚

•
uncertainties arising from local business practices, cultural considerations and international political and trade tensions.  The Company operates in many parts of the world that have experienced governmental corruption to some degree.  Accordingly, in certain circumstances, strict compliance with local laws and anti-bribery laws may conflict with local customs and practices.

If the Company is unable to successfully manage the risks associated with its global business, the Company’s financial condition, cash flows and results of operations may be negatively impacted.

The Company has operations in several countries in the Middle East, including Bahrain, Egypt, Israel, Qatar, Saudi Arabia and the United Arab Emirates, as well as India, which are geographically close to countries with a continued high risk of armed hostilities.  During 2009, 2008 and 2007, the Company’s Middle East operations contributed approximately $71.8 million, $66.7 million and $44.6 million, respectively, to the Company’s operating income.  Additionally, the Company has operations in and sales to countries that have encountered outbreaks of communicable diseases (e.g., Acquired Immune Deficiency Syndrome (“AIDS”) and others).  In countries in which such outbreaks occur, worsen or spread to other countries, the Company may be negatively impacted through reduced sales to and within those countries and other countries impacted by such diseases.

Exchange rate fluctuations may adversely impact the Company’s business.

Fluctuations in foreign exchange rates between the U.S. dollar and the over 40 other currencies in which the Company conducts business may adversely impact the Company’s operating income and income from continuing operations in any given fiscal period.  Approximately 66% and 68% of the Company’s sales and approximately 52% and 61% of the Company’s operating income from continuing operations for the years ended December 31, 2009 and 2008, respectively, were derived from operations outside the United States.  More specifically, approximately 15% and 17% of the Company’s revenues were derived from operations in the United Kingdom during 2009 and 2008, respectively.  Additionally, approximately 27% and 26% of the Company’s revenues were derived from operations with the euro as their functional currency during 2009 and 2008, respectively.  Given the structure of the Company’s revenues and expenses, an increase in the value of the U.S. dollar relative to the foreign currencies in which the Company earns its revenues generally has a negative impact on operating income, whereas a decrease in the value of the U.S. dollar tends to have the opposite effect.  The Company’s principal foreign currency exposures are to the British pound sterling and the euro.

Compared with the corresponding period in 2008, the average values of major currencies changed as follows in relation to the U.S. dollar during 2009, impacting the Company’s sales and income:

•	British pound sterling	Weakened by 17%
•	euro	Weakened by 6%
•	South African rand	Relatively constant
•	Brazilian real	Weakened by 9%
•	Canadian dollar	Weakened by 7%
•	Australian dollar	Weakened by 7%
•	Polish zloty	Weakened by 30%

Compared with exchange rates at December 31, 2008, the values of major currencies changed as follows as of December 31, 2009:

•	British pound sterling	Strengthened by 10%
•	euro	Strengthened by 2%
•	South African rand	Strengthened by 21%
•	Brazilian real	Strengthened by 25%
•	Canadian dollar	Strengthened by 14%
•	Australian dollar	Strengthened by 21%
•	Polish zloty	Strengthened by 3%

The Company’s foreign currency exposures increase the risk of income statement, balance sheet and cash flow volatility.  If the above currencies change materially in relation to the U.S. dollar, the Company’s financial position, results of operations, or cash flows may be materially affected.

To illustrate the effect of foreign currency exchange rate changes in certain key markets of the Company, in 2009, revenues would have been approximately 9% or $254.7 million less and operating income would have been approximately 14% or $30.6 million less if the average exchange rates for 2008 were utilized.  A similar comparison for 2008 would have decreased revenues approximately 1% or $30.8 million, while operating income would have been approximately 1% or $3.3 million less if the average exchange rates for 2008 would have remained the same as 2007.  If the U.S. dollar weakens in relation to the euro and British pound sterling, the Company would generally expect to see a positive effect on future sales and income from continuing operations as a result of foreign currency translation.  Currency changes also result in assets and liabilities denominated in local currencies being translated into U.S. dollars at different amounts than at the prior period end.  If the U.S. dollar weakens in relation to currencies in countries in which the Company does business, the translated amounts of the related assets and liabilities, and therefore stockholders’ equity, would increase.  Conversely, if the U.S. dollar strengthens in relation to currencies in countries in which the Company does business, the translated amounts of the related assets, liabilities, and therefore stockholders’ equity, would decrease.

Although the Company engages in foreign currency forward exchange contracts and other hedging strategies to mitigate foreign exchange risk, hedging strategies may not be successful or may fail to completely offset the risk.  The Company has a Foreign Currency Risk Management Committee that develops and implements strategies to mitigate these risks.

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

The Company’s businesses are subject to general economic slowdowns and cyclical conditions in the industries served.  In particular:

•
The Company’s Harsco Infrastructure Segment may be adversely impacted by slowdowns in non-residential, multi-dwelling residential or infrastructure construction and annual industrial and building maintenance cycles;

•
The Company’s Harsco Metals Segment may be adversely impacted by slowdowns in steel mill production, excess capacity, consolidation or bankruptcy of steel producers or a reversal or slowing of current outsourcing trends in the steel industry;

•	The Company’s Harsco Rail Segment may be adversely impacted by developments in the railroad industry that lead to lower capital spending or reduced maintenance spending;

•
The reclamation recycling services business may be adversely impacted by slowdowns in customer production or a reduction in the selling price of its materials, which is market-based and varies based upon the current fair value of the components being sold.  Therefore, the revenue amounts generated from the sale of such recycled materials vary based upon the fair value of the commodity components being sold;

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

•
The Company’s access to capital and the associated costs of borrowing may be adversely impacted by the tightening of credit markets.  Capital constraints and increased borrowing costs may also adversely impact the financial position and operations of the Company’s customers across all business segments.  Such customer capital constraints may result in cancelled or postponed construction projects negatively affecting the Harsco Infrastructure Segment.

The seasonality of the Company’s business may cause its quarterly results to fluctuate.

The Company has historically generated the majority of its cash flows provided by operations in the second half of the year.  This is a result of normally higher income during the second half of the year, as the Company’s business tends to follow seasonal patterns.  If the Company is unable to successfully manage the cash flow and other effects of seasonality on the business, its results of operations may suffer.  The Company’s historical revenue patterns and net cash provided by operating activities are included in Part I, Item 1, “Business.”

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

•
The Harsco Metals Segment is sustained mainly through contract renewals.  Historically, the Company has a high contract renewal rate.  If the Company is unable to renew its contracts at the historical rates or renewals are at reduced prices, revenue and operating profits may decline.  Additionally, the Company has been exiting certain underperforming contracts in an effort to improve overall profitability.  The Company will continue to exit underperforming contracts as considered necessary to achieving its strategic initiatives.

•
The Harsco Rail Segment and the Company’s manufacturing businesses compete with companies that manufacture similar products both internationally and domestically.  Certain international competitors export their products into the United States and sell them at lower prices due to lower labor costs and government subsidies for exports.  Such practices may limit the prices the Company can charge for its products and services.  Additionally, unfavorable foreign exchange rates can adversely impact the Company’s ability to match the prices charged by international competitors.  If the Company is unable to match the prices charged by international competitors, it may lose customers.

The Company’s strategy to overcome this competition includes enterprise business optimization programs, international customer expansion, particularity in emerging economies, and the diversification, streamlining and consolidation of operations.

Increased customer concentration and credit risk in the Harsco Metals Segment may adversely impact the Company’s future earnings and cash flows.

•
The Harsco Metals Segment and, to a lesser extent, the Harsco Rail Segment and the All Other Category have several large customers throughout the world with significant accounts receivable balances.  Consolidation in the global steel industry has occurred in recent years and additional consolidation is possible.  Should additional transactions occur involving some of the steel industry’s larger companies which are customers of the Company, it would result in an increase in concentration of credit risk for the Company.  If a large customer were to experience financial difficulty, or file for bankruptcy protection, it could adversely impact the Company’s income, cash flows and asset valuations.  As part of its credit risk management practices, the Company has developed strategies to mitigate, although not eliminate, this increased concentration of credit risk.

•
In the Harsco Infrastructure Segment, concentrations of credit risk with respect to accounts receivable are generally limited due to the Company’s large number of customers and their dispersion across different geographies.  However, continued economic declines in particular regions of the world could result in higher customer defaults and could adversely impact the Company’s income, cash flows and asset valuations.  The Company has developed strategies to mitigate, but not eliminate, this risk.

•
The Company’s businesses may be negatively affected by contractual disputes with customers and attempts by major customers to unilaterally change the terms and pricing of certain contracts to their sole advantage without adequate consideration to the Company.

The Company is subject to changes in legislative, regulatory and legal developments involving income taxes.

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

Several U.S. legislation proposals have been announced that would substantially reduce (or have the effect of substantially reducing) the Company’s ability to defer U.S. taxes on profit permanently reinvested outside the United States.  Proposals to date could have a negative impact on the Company’s financial position and operating results.  Additionally, they could have a negative impact on the Company’s ability to compete in the global marketplace.  The probability of any of these proposals being enacted cannot be predicted with any certainty.  Indications are that reform in 2010 is still likely, but such reform may be structured with more of the business community’s concerns in mind.  Nonetheless, the Company is working with legislators with the goal of achieving a balanced and fair approach to tax reform.  The Company continues to monitor legislation to be in position to structure operations in a manner that will reduce the impact of enacted changes.

The Company’s defined benefit net periodic pension cost is directly affected by the equity and bond markets, and a downward trend in those markets could adversely impact the Company’s future earnings.

In addition to the economic issues that directly affect the Company’s businesses, changes in the performance of equity and bond markets, particularly in the United Kingdom and the United States, impact actuarial assumptions used in determining annual net periodic pension cost, pension liabilities and the valuation of the assets in the Company’s defined benefit pension plans.  Further financial market deterioration would most likely have a negative impact on the Company’s net periodic pension cost and the accounting for pension assets and liabilities.  This could result in a decrease to Stockholders’ Equity and an increase in the Company’s statutory funding requirements.

The Company’s earnings may be positively or negatively impacted by the amount of income or expense the Company records for defined benefit pension plans.  The Company calculates income or expense for the plans using actuarial valuations that reflect assumptions relating to financial market and other economic conditions.  The most significant assumptions used to estimate defined benefit pension income or expense for the upcoming year are the discount rate and the expected long-term rate of return on plan assets.  If there are significant changes in key economic indicators, these assumptions may materially affect the Company’s financial position, results of operations or cash flows.  These key economic indicators would also likely affect the amount of cash the Company would contribute to the defined benefit pension plans.  For a discussion regarding how the Company’s financial statements can be affected by defined benefit pension plan accounting policies, see the Pension Benefits section of the Application of Critical Accounting Policies in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In response to adverse market conditions during 2002 and 2003, the Company conducted a comprehensive global review of its defined benefit pension plans in order to formulate a strategy to make its long-term pension costs more predictable and affordable.  In 2008 and 2009, as a response to worsening economic conditions, the Company implemented design changes for additional defined benefit plans, of which the principal change involved converting future pension benefits for many of the Company’s non-union employees in the United Kingdom from a defined benefit plan to a defined contribution plan.

The Company’s pension committee continues to evaluate alternative strategies to further reduce overall net periodic pension cost including: conversion of certain remaining defined benefit plans to defined contribution plans; the ongoing evaluation of investment fund managers’ performance; the balancing of plan assets and liabilities; the risk assessment of all multi-employer pension plans; the possible merger of certain plans; the consideration of incremental voluntary cash contributions to certain plans; and other changes that are likely to reduce future net periodic pension cost volatility and minimize risk.

In addition to the Company’s defined benefit pension plans, the Company also participates in numerous multi-employer pension plans throughout the world.  Within the United States, the Pension Protection Act of 2006 may require additional funding for multi-employer plans that could cause the Company to be subject to higher cash contributions in the future.  Additionally, market conditions may affect the funded status of multi-employer plans and consequently any Company withdrawal liability, if applicable.  The Company continues to monitor and assess any full and partial withdrawal liability implications associated with these plans.

Further tightening of credit, as well as downgrades in Harsco’s credit ratings, could increase Harsco’s cost of borrowing and could adversely affect Harsco’s future earnings and ability to access the capital markets.

Continued tightening of the credit markets may adversely impact the Company’s access to capital and the associated costs of borrowing; however, this is somewhat mitigated by the Company’s strong financial position.  The Company’s cost of borrowing and ability to access the capital markets are affected not only by market conditions but also by the short- and long-term debt ratings assigned to Harsco’s debt by the major credit rating agencies.  These ratings are based, in part, on the Company’s financial position and liquidity as measured by credit metrics such as interest coverage and leverage ratios.  See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for further discussion on credit ratings and outlook.  An inability to access the capital markets could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Restrictions imposed by the Company’s credit facilities and outstanding notes may limit the Company’s ability to obtain additional financing or to pursue business opportunities.

The Company’s credit facilities and certain notes payable agreements contain a covenant stipulating a maximum debt to capital ratio of 60%.  Certain notes payable agreements also contain a covenant requiring a minimum net worth of $475 million.  In addition, one credit facility limits the proportion of subsidiary consolidated indebtedness to a maximum of 10% of consolidated tangible assets.  These covenants limit the amount of debt the Company may incur, which could limit its ability to obtain additional financing or pursue business opportunities.  In addition, the Company’s ability to comply with these ratios may be affected by events beyond its control.  A breach of any of these covenants or the inability to comply with the required financial ratios could result in a default under these credit facilities.  In the event of any default under these credit facilities, the lenders under those facilities could elect to declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be due and payable, which would cause an event of default under the notes.  This could, in turn, trigger an event of default under the cross-default provisions of the Company’s other outstanding indebtedness.  At December 31, 2009, the Company was in compliance with these covenants with a debt to capital ratio of 39.5%, a net worth of $1.5 billion and less than 1% of consolidated subsidiary indebtedness to consolidated tangible assets.  The Company had $322.7 million in outstanding indebtedness containing these covenants at December 31, 2009.

Failure of financial institutions to fulfill their commitments under committed credit facilities and derivative financial instruments may adversely affect the Company’s future earnings and cash flows.

The Company has committed revolving credit facilities with financial institutions available for its use, for which the Company pays commitment fees.  One facility is provided by a syndicate of several financial institutions, with each institution agreeing severally (and not jointly) to make revolving credit loans to the Company in accordance with the terms of the related credit agreement.  If one or more of the financial institutions providing these committed credit facilities were to default on its obligation to fund its commitment, the portion of the committed facility provided by such defaulting financial institution would not be available to the Company.  The Company periodically evaluates the creditworthiness of financial institution counterparties and does not expect default by them.  However, given the current global financial environment, such default remains possible.

The Company has foreign currency forward exchange contracts outstanding as part of a worldwide program to minimize foreign currency exchange operating income and balance sheet exposure.  Foreign currency forward exchange contracts are used to hedge commitments, such as foreign currency debt, firm purchase commitments and foreign currency cash flows for certain export sales transactions.  The Company may also enter into derivative contracts to hedge commodity exposures.  The unsecured contracts outstanding at December 31, 2009 mature at various times within three months and are with major financial institutions.  The Company may be exposed to credit loss in the event of non-performance by the other parties to the contracts.  The Company evaluates the creditworthiness of the counterparties and does not expect default by them.  However, given the current global financial environment, such default remains possible.

The inability of a counterparty to fulfill its obligation under committed credit facilities or derivative financial instruments may have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” of this report for more information.

The Company’s cash flows and earnings are subject to changes in interest rates.

The Company’s total debt as of December 31, 2009 was $1.0 billion.  Of this amount, approximately 6.4% had variable rates of interest and 93.6% had fixed rates of interest.  The weighted average interest rate of total debt was approximately 5.8%.  At current debt levels, a one percentage point increase/decrease in variable interest rates would increase/decrease interest expense by approximately $0.6 million per year.  If the Company is unable to successfully manage its exposure to variable interest rates, its results of operations may be negatively impacted.

A negative outcome on personal injury claims against the Company may adversely impact results of operations and financial condition.

The Company has been named as one of many defendants (approximately 90 or more in most cases) in legal actions alleging personal injury from exposure to airborne asbestos over the past several decades.  In their suits, the plaintiffs have named as defendants, among others, many manufacturers, distributors and installers of numerous types of equipment or products that allegedly contained asbestos.  The majority of the asbestos complaints pending against the

Company have been filed in New York.  Almost all of the New York complaints contain a standard claim for damages of $20 million or $25 million against the approximately 90 defendants, regardless of the individual plaintiff’s alleged medical condition, and without specifically identifying any Company product as the source of plaintiff’s asbestos exposure.  If the Company is found to be liable in any of these actions and the liability exceeds the Company’s insurance coverage, results of operations, cash flows and financial condition could be adversely affected.  For more information concerning this litigation, see Note 10, Commitments and Contingencies, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data.”

Higher than expected claims under insurance policies, under which the Company retains a portion of the risk, could adversely impact results of operations and cash flows.

The Company retains a significant portion of the risk for property, workers’ compensation, U.K. employers’ liability, automobile, general and product liability losses.  Reserves have been recorded that reflect the undiscounted estimated liabilities for ultimate losses including claims incurred but not reported.  Inherent in these estimates are assumptions that are based on the Company’s history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends.  At December 31, 2009 and 2008, the Company had recorded liabilities of $87.2 million and $97.2 million, respectively, related to both asserted and unasserted insurance claims.  Included in the balance at December 31, 2009 and 2008 were $6.9 million and $17.8 million, respectively, of recognized liabilities covered by insurance carriers.  If actual claims are higher than those projected by management, an increase to the Company’s insurance reserves may be required and would be recorded as a charge to income in the period the need for the change was determined.  Conversely, if actual claims are lower than those projected by management, a decrease to the Company’s insurance reserves may be required and would be recorded as a reduction to expense in the period the need for the change was determined.  The Company periodically evaluates the creditworthiness of the insurance providers and does not expect default by them.  However, given the current global financial environment, such default remains possible.

The Company is subject to various environmental laws, and the success of existing or future environmental claims against it could adversely impact the Company’s results of operations and cash flows.

The Company’s operations are subject to various federal, state, local and international laws, regulations and ordinances relating to the protection of health, safety and the environment, including those governing discharges to air and water, handling and disposal practices for solid and hazardous wastes, the remediation of contaminated sites and the maintenance of a safe workplace.  These laws impose penalties, fines and other sanctions for non-compliance and liability for response costs, property damages and personal injury resulting from past and current spills, disposals or other releases of, or exposure to, hazardous materials.  The Company could incur substantial costs as a result of non-compliance with or liability for remediation or other costs or damages under these laws.  The Company may be subject to more stringent environmental laws in the future, and compliance with more stringent environmental requirements may require the Company to make material expenditures or subject it to liabilities that the Company currently does not anticipate.

The Company is currently involved in a number of environmental remediation investigations and cleanups and, along with other companies, has been identified as a “potentially responsible party” for certain waste disposal sites under the federal “Superfund” law.  At several sites, the Company is currently conducting environmental remediation, and it is probable that the Company will agree to make payments toward funding certain other of these remediation activities.  It also is possible that some of these matters will be decided unfavorably to the Company and that other sites requiring remediation will be identified.  Each of these matters is subject to various uncertainties, and financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements; the availability and application of technology; the allocation of cost among potentially responsible parties; the years of remedial activity required; and the remediation methods selected.  The Company has evaluated its potential liability and the Consolidated Balance Sheets at December 31, 2009 and 2008 include an accrual of $3.1 million and $3.2 million, respectively, for future expenditures related to environmental matters.  The amounts charged against pre-tax earnings related to environmental matters totaled $1.5 million, $1.5 million and $2.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.  The liability for future remediation costs is evaluated on a quarterly basis.  Actual costs to be incurred at identified sites in future periods may be greater than the estimates, given inherent uncertainties in evaluating environmental exposures.

Increases in energy prices could increase the Company’s operating costs and reduce its profitability.

Worldwide political and economic conditions, an imbalance in the supply and demand for oil, extreme weather conditions and armed hostilities in oil-producing regions, among other factors, may result in an increase in the volatility of energy costs, both on a macro basis and for the Company specifically.  To the extent that increased energy costs cannot be passed on to customers in the future, the financial condition, results of operations and cash flows of the Company may be adversely affected.  To the extent that reduced energy costs are not passed on to customers in the future, this may have a favorable impact on the financial condition, results of operations and cash flows of the Company.  The Company has established a Risk Management Committee to manage the risk of increased energy prices that affect the Company’s operations.

Increases or decreases in purchase prices (or selling prices) or availability of steel or other materials and commodities may affect the Company’s profitability.

The profitability of the Company’s manufactured products is affected by changing purchase prices of steel and other materials and commodities.  If raw material costs associated with the Company’s manufactured products increase and the costs cannot be transferred to the Company’s customers, operating income would be adversely affected.  Additionally, decreased availability of steel or other materials could affect the Company’s ability to produce manufactured products in a timely manner.  If the Company cannot obtain the necessary raw materials for its manufactured products, then revenues, operating income and cash flows will be adversely affected.

Certain services performed by the Harsco Minerals business result in the recovery, processing and sale of specialty steel and other high-value metal by-products to its customers.  The selling price of the by-products material is market-based and varies based upon the current fair value of its components.  Therefore, the revenue amounts generated from the sale of such by-products material vary based upon the fair value of the commodity components being sold.

The Company may not be able to manage and integrate acquisitions successfully.

In the past, the Company has acquired businesses and continues to evaluate strategic acquisition opportunities that have the potential to support and strengthen the business.  The Company can give no assurances, however, that any acquisition opportunities will arise or, if they do, that they will be consummated, or that additional financing or capital, if needed, will be available on satisfactory terms.  In addition, acquisitions involve inherent risks that the businesses acquired will not perform in accordance with the Company’s expectations.  The Company may not be able to achieve the synergies and other benefits that are expected from the integration of acquisitions as successfully or rapidly as projected, if at all.  The Company’s failure to effectively integrate newly acquired operations could prevent the Company from recognizing expected rates of return on an acquired business and could have a material and adverse effect on the results of operations, financial condition and cash flows.

The future financial impact on the Company associated with the above risks cannot be estimated.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Information as to the principal properties owned and operated by the Company is summarized in the following table:

Location	Principal Products

Harsco Infrastructure Segment
Dosthill, United Kingdom	Infrastructure Services, Rentals and Sales
Trevoux, France	Infrastructure Services, Rentals and Sales
Arkel, The Netherlands	Infrastructure Services, Rentals and Sales
Lubna, Poland	Infrastructure Services, Rentals and Sales

Harsco Rail Segment
Brendale, Australia	Rail Maintenance Equipment
Fairmont, Minnesota	Rail Maintenance Equipment
Ludington, Michigan	Rail Maintenance Equipment
West Columbia, South Carolina	Rail Maintenance Equipment

Location	Principal Products

All Other Category – Harsco Minerals & Harsco Industrial
Drakesboro, Kentucky	Roofing Granules/Abrasives
Gary, Indiana	Roofing Granules/Abrasives
Channelview, Texas	Industrial Grating Products
Leeds, Alabama	Industrial Grating Products
Queretaro, Mexico	Industrial Grating Products
East Stroudsburg, Pennsylvania	Heat Transfer Products
Catoosa, Oklahoma	Heat Exchangers
Sarver, Pennsylvania	Minerals and Recycling Technologies

The Company also operates at the following principal properties that are leased:

Location	Principal Products

Harsco Infrastructure Segment
Ratingen, Germany	Infrastructure Services, Rentals and Sales
Berlin, Germany	Infrastructure Services, Rentals and Sales
Darmstadt, Germany	Infrastructure Services, Rentals and Sales
Mitry-Mory, France	Infrastructure Services, Rentals and Sales
Manchester, United Kingdom	Infrastructure Services, Rentals and Sales
Dubai, United Arab Emirates	Infrastructure Services, Rentals and Sales
Abu Dhabi, United Arab Emirates	Infrastructure Services, Rentals and Sales
Al Khor, Qatar	Infrastructure Services, Rentals and Sales
Pittsburgh, Pennsylvania	Infrastructure Services, Rentals and Sales

All Other Category – Harsco Minerals & Harsco Industrial
Fairless Hills, Pennsylvania	Roofing Granules/Abrasives
Tulsa, Oklahoma	Industrial Grating Products
Garrett, Indiana	Industrial Grating Products
Catoosa, Oklahoma	Heat Exchangers
Sapulpa, Oklahoma	Heat Exchangers
Sorel – Tracy, Canada	Minerals and Recycling Technologies
Timoteo, Brazil	Minerals and Recycling Technologies

The Harsco Metals Segment principally operates on customer-owned sites and has administrative offices in Camp Hill, Pennsylvania, and Leatherhead, United Kingdom.

The above listing includes the principal properties owned or leased by the Company.  The Company also operates from a number of other smaller plants, branches, depots, warehouses and offices in addition to the above.  The Company considers all of its properties at which operations are currently performed to be in satisfactory condition and suitable for their intended use.

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

Supplementary Item.  Executive Officers of the Registrant (Pursuant to Instruction 3 to Item 401(b) of Regulation S-K).

Set forth below, as of February 23, 2010, are the executive officers (this excludes five corporate officers who are not deemed “executive officers” within the meaning of applicable Securities and Exchange Commission regulations) of the Company and certain information with respect to each of them.  S. D. Fazzolari, G. D. H. Butler, M. E. Kimmel, S. J. Schnoor, R. C. Neuffer and R. M. Wagner were elected to their respective positions effective April 28, 2009.  G. J. Claro was elected to his position effective June 1, 2009.  All terms expire on April 27, 2010.  There are no family relationships between any of the executive officers.

Name	Age	Principal Occupation or Employment

Executive Officers:

S. D. Fazzolari	57
Chairman and Chief Executive Officer of the Company since April 22, 2008.  Chief Executive Officer of the Company since January 1, 2008.  Served as President and Chief Financial Officer of the Company from October 10, 2007 to December 31, 2007.  Served as President, Chief Financial Officer and Treasurer of the Company from January 24, 2006 to October 9, 2007 and as a Director since January 2002.  Served as Senior Vice President, Chief Financial Officer and Treasurer from August 1999 to January 2006 and as Senior Vice President and Chief Financial Officer from January 1998 to August 1999.  Served as Vice President and Controller from January 1994 to December 1997 and as Controller from January 1993 to January 1994.

G. D. H. Butler	63
President of the Company and CEO of the Harsco Infrastructure business group since January 1, 2008.  Also served as CEO of the Harsco Metals business group between January 1, 2008 and June 1, 2009.  Served as Senior Vice President-Operations of the Company from September 26, 2000 to December 31, 2007 and as a Director since January 2002.  Concurrently served as President of the MultiServ and SGB Group Divisions.  From September 2000 through December 2003, he was President of the Heckett MultiServ International and SGB Group Divisions.  Was President of the Heckett MultiServ-East Division from July 1, 1994 to September 26, 2000.  Served as Managing Director-Eastern Region of the Heckett MultiServ Division in 1994.  Served in various officer positions within MultiServ International, N. V. prior to 1994 and prior to the Company’s acquisition of that company in 1993.

M. E. Kimmel	50
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

S. J. Schnoor	56
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

Name	Age	Principal Occupation or Employment

G. J. Claro	50
CEO of the Company’s Harsco Metals and Harsco Minerals business groups since September 1, 2009.  Served as CEO of the Company’s Metals Group since June 1, 2009.  Prior to joining the Company, he was CEO-Aleris Americas for Aleris International, a global leader in the production of aluminum rolled and extruded products, recycled aluminum and special alloys, from 2008 to 2009.  Before joining Aleris International, Mr. Claro served as President and CEO of the Heico Metals Processing Group, a diversified conglomerate with operations in the U.S., Canada and Europe, between 2007 and 2008.  Between 2005 and 2006, Mr. Claro served as Global Packaging Vice President of Operations for Alcoa, Inc., overseeing manufacturing facilities and Products & Brands Innovation Centers in the U.S., Latin America and Europe.

R. C. Neuffer	67
Harsco Senior Vice President since January 1, 2008 and CEO for the Company’s Harsco Rail Segment and Harsco Industrial Group since January 1, 2009.  Served as CEO of the Company’s Minerals Group between January 1, 2009 and September 1, 2009.  Served as President of the Minerals & Rail Group since his appointment on January 24, 2006.  Previously, he led the Patterson-Kelley, IKG Industries and Air-X-Changers units as Vice President and General Manager since 2004.  In 2003, he was Vice President and General Manager of IKG Industries and Patterson-Kelley.  Between 1997 and 2002, he was Vice President and General Manager of Patterson-Kelley.  Mr. Neuffer joined the Company in 1991.

R. M. Wagner	42
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

Harsco Corporation common stock is listed on the New York Stock Exchange.  At the end of 2009, there were 80,353,059 shares outstanding.  In 2009, the Company’s common stock traded in a range of $16.90 to $37.65 and closed at $32.23 at year-end.  At December 31, 2009, there were approximately 19,500 stockholders.  There are no significant limitations on the payment of dividends included in the Company’s loan agreements.  For additional information regarding Harsco common stock market price and dividends declared, see Dividend Action under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Common Stock Price and Dividend Information under Part II, Item 8, “Financial Statements and Supplementary Data.”  For additional information on the Company’s equity compensation plans see Part III, Item 11, “Executive Compensation.”

(c)      Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1, 2009 – October 31, 2009	-	-	-	2,000,000
November 1, 2009 – November 30, 2009	-	-	-	2,000,000
December 1, 2009 – December 31, 2009	-	-	-	2,000,000
Total	-	-	-

The Company’s share repurchase program was extended by the Board of Directors in September 2009.  At that time, the Board authorized an increase of 463,353 shares to the 1,536,647 remaining from the Board’s previous stock repurchase authorization.  The repurchase program expires January 31, 2011.  As of December 31, 2009, there are 2,000,000 authorized shares remaining in the program.  When and if appropriate, repurchases are made in open market transactions, depending on market conditions.  Repurchases may not be made and may be discontinued at any time.

Item 6.	Selected Financial Data.

Five-Year Statistical Summary

(In thousands, except per share, employee information and percentages)	2009 (a)	2008	2007 (b)	2006	2005 (c)
Income Statement Information attributable to Harsco Corporation common stockholders (d)
Revenues from continuing operations	$2,990,577	$3,967,822	$3,688,160	$3,025,613	$2,396,009
Income from continuing operations	133,838	245,623	255,115	186,402	144,488
Income (loss) from discontinued operations	(15,061)	(4,678)	44,377	9,996	12,169
Net income attributable to Harsco Corporation	118,777	240,945	299,492	196,398	156,657
Financial Position and Cash Flow Information
Working capital	$418,237	$317,062	$471,367	$320,847	$352,620
Total assets	3,639,240	3,562,970	3,905,430	3,326,423	2,975,804
Long-term debt	901,734	891,817	1,012,087	864,817	905,859
Total debt	984,927	1,012,883	1,080,794	1,063,021	1,009,888
Depreciation and amortization (including discontinued operations)	311,531	337,949	306,413	252,982	198,065
Capital expenditures	165,320	457,617	443,583	340,173	290,239
Cash provided by operating activities	434,458	574,276	471,740	409,239	315,279
Cash used by investing activities	(269,360)	(443,418)	(386,125)	(359,455)	(645,185)
Cash provided (used) by financing activities	(164,083)	(155,539)	(77,687)	(84,196)	369,325
Ratios
Return on sales (e)	4.5%	6.2%	6.9%	6.2%	6.0%
Return on average equity (f) (g)	9.1%	14.6%	18.9%	16.4%	14.9%
Current ratio	1.6:1	1.4:1	1.5:1	1.4:1	1.5:1
Total debt to total capital (g) (h)	39.5%	41.1%	40.3%	47.4%	49.6%
Per Share Information attributable to Harsco Corporation common stockholders (i)
Basic- Income from continuing operations	$1.67	$2.94	$3.03	$2.22	$1.73
- Income from discontinued operations	(0.19)	(0.06)	0.53	0.12	0.15
- Net income	$1.48	$2.88	$3.56	$2.34	$1.88
Diluted- Income from continuing operations	$1.66	$2.92	$3.01	$2.21	$1.72
- Income from discontinued operations	(0.19)	(0.06)	0.52	0.12	0.14
- Net income	$1.47	$2.87 (j)	$3.53	$2.33	$1.86
Book value (g)	$18.79	$18.09	$18.99	$14.01	$12.30
Cash dividends declared per share	$0.805	$0.78	$0.7275	$0.665	$0.6125
Other Information
Diluted average number of shares outstanding (i)	80,586	84,029	84,724	84,430	84,161
Number of employees	19,600	21,500	21,500	21,500	21,000
Backlog from continuing operations (k)	$490,863	$639,693	$448,054	$236,460	$230,584

(a)	Includes ESCO Interamerica, Ltd. acquired November 10, 2009 (Harsco Infrastructure).
(b)	Includes Excell Minerals acquired February 1, 2007 (All Other Category-HarscoMinerals & Harsco Industrial).
(c)
Includes the Northern Hemisphere mill services operations of Brambles Industrial Services (BISNH) acquired December 29, 2005 (Harsco Metals) and Hünnebeck Group GmbH acquired November 21, 2005 (Harsco Infrastructure).

(d)	2006 and 2005 income statement information is reclassified to reflect the Gas Technologies Segment as Discontinued Operations. This Segment was disposed on December 7, 2007.
(e)	“Return on sales” is calculated by dividing income from continuing operations by revenues from continuing operations.
(f)	“Return on average equity” is calculated by dividing income from continuing operations by average equity throughout the year.
(g)
2005 through 2008 have been restated in order to include noncontrolling interests, previously referred to as minority interests, as a component of equity in accordance with the changes to consolidation accounting and reporting issued by the Financial Accounting Standards Board January 1, 2009.

(h)	“Total debt to total capital” is calculated by dividing the sum of debt (short-term borrowings and long-term debt including current maturities) by the sum of equity and debt.
(i)	2006 and 2005 per share information is restated to reflect the 2-for-1 stock split effective in the first quarter of 2007.
(j)	Does not total due to rounding.
(k)
Excludes the estimated amount of long-term mill service contracts, which had estimated future revenues of $3.6 billion at December 31, 2009 and $4.1 billion at December 31, 2008.  Also excludes backlog of the Harsco Infrastructure Segment and the roofing granules and industrial abrasives business.  These amounts are generally not quantifiable due to the nature and timing of the products and services provided.

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

Forward-Looking Statements
The nature of the Company’s business and the many countries in which it operates subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties.  In accordance with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary remarks regarding important factors that, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein.  Forward-looking statements contained herein could include, among other things, statements about our management confidence and strategies for performance; expectations for new and existing products, technologies and opportunities; and expectations regarding growth, sales, cash flows, earnings and Economic Value Added (“EVA®”).  These statements can be identified by the use of such terms as “may,” “could,” “expect,” “anticipate,” “intend,” “believe” or other comparable terms.

Factors that could cause results to differ include, but are not limited to:  (1) changes in the worldwide business environment in which the Company operates, including general economic conditions; (2) changes in currency exchange rates, interest rates, commodity and fuel costs and capital costs; (3) changes in the performance of stock and bond markets that could affect, among other things, the valuation of the assets in the Company’s pension plans and the accounting for pension assets, liabilities and expenses; (4) changes in governmental laws and regulations, including environmental, tax and import tariff standards; (5) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services and technologies; (6) unforeseen business disruptions in one or more of the many countries in which the Company operates due to political instability, civil disobedience, armed hostilities, public health issues or other calamities; (7) the seasonal nature of the business; (8) our ability to successfully enter into new contracts and complete new acquisitions or joint ventures in the timeframe contemplated or at all; (9) the integration of the Company’s strategic acquisitions; (10) the amount and timing of repurchases of the Company’s common stock, if any; (11) the ongoing global financial and credit crisis, which could result in our customers curtailing development projects, construction, production and capital expenditures, which, in turn, could reduce the demand for our products and services and, accordingly, our sales, margins and profitability; (12) the financial condition of our customers, including the ability of customers (especially those that may be highly leveraged and those with inadequate liquidity) to maintain their credit availability; (13) our ability to successfully implement cost-reduction initiatives; and (14) other risk factors listed from time to time in the Company’s SEC reports.  A further discussion of these, along with other potential factors, can be found in Part I, Item 1A, “Risk Factors,” of this Form 10-K.  The Company cautions that these factors may not be exhaustive and that many of these factors are beyond the Company’s ability to control or predict.  Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.  The Company undertakes no duty to update forward-looking statements except as may be required by law.

Executive Overview
The following major challenges, emanating from the global recession that began in 2008, impacted the Company in 2009:
•	Unprecedented low steel production throughout the world;
•	A lack of available credit to certain customers that caused commercial and multi-family construction contracts to be cancelled or postponed;
•	An overall stronger U.S. dollar during 2009 compared with 2008; and
•	Pricing pressure across all businesses as customers sought to control costs during the recession and increased competition for the remaining projects.

In response to further deterioration of global markets during 2009, the Company supplemented its 2008 restructuring initiatives with additional countermeasures targeting expense reduction, revenue enhancement and asset optimization.  The combination of the 2008 and 2009 countermeasures have enabled the Company to make substantial progress in reducing its cost structure.  The savings realized from these initiatives will continue to benefit 2010 and beyond.  The Company’s actions to minimize its cost base and increase efficient asset utilization have included the following:
•
Redeployment of its mobile asset base in the Harsco Infrastructure and Harsco Metals Segments to focus on market segments that remain strong and provide growth opportunities, such as the relocation of infrastructure rental assets from the United Kingdom and Ireland to the Gulf Region of the Middle East and Asia-Pacific, and to markets served by recent acquisitions in Latin America; this helped enable a substantial reduction in capital spending;

•	Reduction in the global workforce of approximately 20% since September 2008 and substantial reductions in discretionary spending;
•	Continued expansion of the Company’s Continuous Improvement initiatives;
•	Substantial reductions in capital spending resulting in record discretionary cash flows;
•	Strengthening certain key positions in the global leadership team with new personnel;
•	Implementation of supply chain optimization initiatives; and
•	Implementation of countermeasures to improve efficiency and remove unnecessary costs.

The Company’s 2009 revenues from continuing operations totaled $3.0 billion, a decrease of $1.0 billion or 25% from 2008.  The Company experienced lower volume levels resulting from a deterioration of global steel markets and weaker demand for infrastructure services resulting, in part, from the lack of credit to finance projects, particularly in the United Kingdom, North America and several other key European countries.  Foreign currency translation decreased sales by $254.7 million and accounted for approximately 26% of the decline in sales.

Operating income from continuing operations was $218.7 million compared with $412.0 million in 2008, a decrease of 47%.  Diluted earnings per share from continuing operations were $1.66, a 43% decrease from 2008.  Results in 2008 included a charge of $0.28 per share in the fourth quarter for a significant restructuring initiative.  In the third quarter of 2009, the Company recorded a net non-cash charge of $0.11 per basic and diluted share for adjustments related principally to the improper recording of revenue by one business unit in one country, over a period of approximately three years.  Previously issued financial statements were not revised based on the Company’s determination that the cumulative effect was not material to the full-year 2009 results or previously issued annual or quarterly financial statements.

Revenues from the Company’s targeted growth markets were approximately 23% and 20% of total revenues for 2009 and 2008, respectively.  Revenues by region were as follows:

	Revenues by Region
	Total Revenues Twelve Months Ended December 31				Percentage Growth From 2008 to 2009
(Dollars in millions)	2009	Percent	2008	Percent	Volume	Currency	Total
Western Europe	$1,268.5	42%	$1,770.8	45%	(18.4%)	(10.0%)	(28.4%)
North America	1,062.6	35	1,370.0	35	(21.8)	(0.6)	(22.4)
Middle East and Africa	228.7	8	257.5	6	(10.8)	(0.4)	(11.2)
Latin America (a)	197.0	7	253.7	6	(12.5)	(9.9)	(22.4)
Eastern Europe	120.0	4	189.0	5	(19.1)	(17.4)	(36.5)
Asia-Pacific	113.8	4	126.8	3	(2.3)	(7.9)	(10.2)
Total	$2,990.6	100%	$3,967.8	100%	(18.2%)	(6.4%)	(24.6%)
(a)	Includes Mexico

During 2009, the Company generated net cash from operating activities of $434.5 million compared with $574.3 million achieved in 2008.  For 2009, capital expenditures were reduced to $165.3 million compared with $457.6 million in 2008 as existing capital assets were used more efficiently.  The Company continues to have significant available liquidity and remains well-positioned from a financial flexibility perspective.  Net cash from operating activities for 2009 is less than in 2008 due primarily to lower income as a result of the global recession, but was offset by lower capital expenditures compared with prior years, as the mobility of the capital asset base provided the ability to reallocate resources globally.  This reallocation was performed without substantial new investments or harm to the productivity of the equipment in the short-term, and confirmed the flexibility of the Company’s capital allocation model.  The reduction in capital spending has thus allowed the Company to further enhance its balance sheet, maintain its dividend, reduce debt to the extent possible under borrowing agreements and pursue prudent, bolt-on acquisitions that are consistent with the Company’s growth strategies.  The Company’s cash flows are further discussed in the “Liquidity and Capital Resources” section.

Segment Summary
The Harsco Infrastructure Segment generated lower revenue and operating income in 2009 compared with 2008.  The reductions in 2009 were due principally to reduced end-market demand, particularly in the United Kingdom, North America and several other key European countries, and negative foreign currency translation effects.  Lower demand was driven by the lack of available credit to certain customers that has resulted in cancelled and delayed non-residential construction projects, as well as a significant decline in export sales of infrastructure-related equipment.  This Segment’s revenues in 2009 were $1.2 billion compared with $1.5 billion in 2008, a 25% decrease.  Operating income decreased by 63% to $68.4 million, from $185.4 million in 2008.  Operating margins for the Segment declined to 5.9% from 12.0% in 2008.  Foreign currency translation decreased revenues and operating income for 2009 by $113.1 million and $14.2 million, respectively, in comparison with 2008.  Harsco Infrastructure accounted for 39% and 31% of the Company’s revenues and operating income, respectively, in 2009; compared with 39% and 45% of the revenues and operating income, respectively, for 2008.

Results for the Harsco Metals Segment for 2009 reflected unprecedented customer steel production cuts resulting from lower end-market demand due to the global recession.  Revenues for 2009 for the Harsco Metals Segment were $1.1 billion compared with $1.6 billion in 2008, a 31% decrease.  Volume decreases attributable to steel production cuts drove 72% of the reduction in year-over-year sales and negative foreign currency translation contributed 26% of the decline.  This Segment generated operating income of $15.9 million during 2009 compared with operating income of $85.3 million in 2008.  Foreign currency translation decreased revenues and operating income for 2009 by $126.5 million and $16.4 million, respectively, in comparison with 2008.  Harsco Metals accounted for 36% and 7% of the Company’s revenues and operating income, respectively, in 2009; compared with 40% and 21% of the revenues and operating income, respectively, for 2008.

The Harsco Rail Segment’s revenues in 2009 were $306.0 million compared with $277.6 million in 2008, a 10% increase.  Operating income increased by 55% to $56.5 million from $36.4 million in 2008.  Operating margins for this Segment increased by 540 basis points to 18.5% from 13.1% in 2008.  The Harsco Rail business generated higher revenues in 2009 compared with 2008 due principally to shipments of equipment to China under contracts with the China Ministry of Railways.  Harsco Rail accounted for 10% and 26% of the Company’s revenues and operating income, respectively, in 2009, compared with 7% and 9% of the revenues and operating income, respectively, for 2008.

In the All Other Category (“Harsco Minerals & Harsco Industrial”), revenues in 2009 were $440.3 million compared with $572.0 million in 2008, a decrease of 23%.  Operating income decreased by 28% to $82.5 million from $114.5 million in 2008, due principally to volume and commodity price declines in the minerals business and an overall market decline in the industrial grating products business.  Operating margins for the All Other Category decreased by 130 basis points to a still respectable 18.7% from 20.0% in 2008.  The minerals business continued to be adversely impacted by the downturn in metals production and fluctuating commodity prices and the industrial products business experienced an overall market decline as customers reduced stock levels from high 2008 inventory levels.  The All Other Category accounted for 15% and 38% of the Company’s revenues and operating income, respectively, in 2009 compared with 14% and 28% of the revenues and operating income, respectively, for 2008.

2009 Highlights
The following significant items affected the Company overall during 2009 in comparison with 2008:

Company-Wide:
•	Revenues and operating income were impacted by the global recession as:
o	The average value of the U.S. dollar increased significantly from 2008 to 2009, accounting for 26% of the sales decline and 16% of the decline in operating income;
o	Global steel production, which began to decline in the latter part of 2008, remained at unprecedented low levels in 2009; and
o
Restrictive lending and credit practices continued to adversely affect non-residential construction projects worldwide; this was coupled with pricing pressure as customers sought price breaks and competitors pursued the limited number of available projects.

•
During 2009, the Company’s operating income benefited from the restructuring actions implemented in the fourth quarter of 2008.  Operational improvements were also recognized as a result of additional countermeasures implemented throughout 2009 targeting expense reduction, revenue enhancement and asset optimization.  Cost savings from the combination of the 2008 and 2009 countermeasures should manifest themselves throughout 2010 and beyond with significant annualized benefits.

•
Due to strong operating cash flows and controlled capital spending, the Company repaid debt of $84.3 million in 2009.  Balance sheet debt declined by a lower $28.0 million in the same period due to foreign currency translation.

•
Cash flow from operations for 2009 was $434.5 million.  This was more than sufficient to fund the cash requirements for investing activities of $269.4 million while also providing excess funds to reduce debt.

Harsco Infrastructure Segment:

(Dollars in millions)	2009	2008
Revenues	$1,159.2	$1,540.3
Operating income	68.4	185.4
Operating margin percent	5.9%	12.0%

Harsco Infrastructure Segment – Significant Effects on Revenues:	(In millions)
Revenues – 2008	$1,540.3
Net decreased volume	(277.9)
Impact of foreign currency translation	(113.1)
Acquisitions	9.9
Revenues – 2009	$1,159.2

Harsco Infrastructure Segment – Significant Effects on Operating Income:
•
In 2009, the Segment’s operating results decreased due to reduced non-residential, commercial and infrastructure construction spending, particularly in the United Kingdom, North America and several other key European countries.  This was partially offset by continued strength in emerging economies in the Gulf Region of the Middle East and Asia-Pacific regions, as well as the global industrial maintenance sector.  The Company has benefited from its capital investments made in these markets in prior years and its ability to redeploy equipment throughout the world.

•
In response to further deterioration of global infrastructure markets during 2009, this Segment implemented additional countermeasures targeting expense reduction, asset optimization and facility rationalization.

•	Foreign currency translation in 2009 decreased operating income for this Segment by $14.2 million compared with 2008.

Harsco Metals Segment:

(Dollars in millions)	2009	2008
Revenues	$1,084.8	$1,577.7
Operating income	15.9	85.3
Operating margin percent	1.5%	5.4%

Harsco Metals Segment – Significant Effects on Revenues:	(In millions)
Revenues – 2008	$1,577.7
Net decreased volume	(356.1)
Impact of foreign currency translation	(126.5)
Adjustments and other charges	(10.3)
Revenues – 2009	$1,084.8

Harsco Metals Segment – Significant Effects on Operating Income:
•
Revenues, operating income and margins for 2009 were negatively impacted by unprecedented declines in global steel production and the stronger U.S. dollar in 2009 compared with 2008.  Liquid steel tons produced by customers were reduced by approximately 30% compared with 2008.

•
During 2009, this Segment’s operating income benefited from the restructuring actions implemented in the fourth quarter of 2008.  Operating results also benefited from additional countermeasures implemented during 2009 targeting expense reduction, revenue enhancement and asset optimization.

•
A reversal of revenue improperly recognized over the prior three years resulted in an operating income decrease that was recorded in the third quarter of 2009.  The improperly recorded revenue related to the failure to receive advance customer agreement and to invoice on a timely basis for additional work performed for two customers.  This matter was isolated to a business unit in one country and is considered a one-time event.

•	Foreign currency translation in 2009 decreased operating income for this Segment by $16.4 million compared with 2008.

Harsco Rail Segment:

(Dollars in millions)	2009	2008
Revenues	$306.0	$277.6
Operating income	56.5	36.4
Operating margin percent	18.5%	13.1%

Harsco Rail Segment – Significant Effects on Revenues:	(In millions)
Revenues – 2008	$277.6
Net increased volume	35.6
Impact of foreign currency translation	(7.2)
Revenues – 2009	$306.0

Harsco Rail Segment – Significant Effects on Operating Income:
•	This Segment’s operating income increased for 2009 due in part to shipments of equipment to China under contracts with the China Ministry of Railways, partially offset by lower spare parts sales.
•	During 2009, this Segment’s operating income and margins also benefited from ongoing Continuous Improvement initiatives.
•	Foreign currency translation in 2009 reduced operating income for this Segment by $1.3 million compared with 2008.

All Other Category – Harsco Minerals & Harsco Industrial:

(Dollars in millions)	2009	2008
Revenues	$440.3	$572.0
Operating income	82.5	114.5
Operating margin percent	18.7%	20.0%

All Other Category – Harsco Minerals & Harsco Industrial – Significant Effects on Revenues:	(In millions)
Revenues – 2008	$572.0
Industrial grating products	(51.7)
Air-cooled heat exchangers	(45.1)
Reclamation and recycling services	(19.8)
Impact of foreign currency translation	(7.9)
Roofing granules and abrasives	(5.9)
Heat transfer equipment	(1.3)
Revenues – 2009	$440.3

All Other Category – Harsco Minerals & Harsco Industrial – Significant Effects on Operating Income:
•	The economic downturn and customer decreases in inventory levels compared with 2008 contributed to a reduction in operating income for the industrial grating products business.
•
The air-cooled heat exchangers business experienced a modest increase in operating income in 2009 as declines in operating income due to sales volume decreases were offset by lower commodity costs and benefits from Continuous Improvement actions.

•	Operating income for the minerals business decreased in 2009 due to significantly lower metal prices and product mix.
•	Countermeasures targeting expense reduction, revenue enhancement and asset optimization were implemented in these businesses and partially offset the declines in operating income.
•	Foreign currency translation in 2009 decreased operating income for the All Other Category by $1.4 million compared with 2008.

Outlook, Trends and Strategies

Company-Wide:
Economic uncertainty remains throughout the world as a result of the global financial and economic crisis that started in 2008.  During the latter part of 2009, certain negative economic trends began to slowly abate, as overall steel production at mills served by the Company’s operations showed a modest sequential quarterly increase and the U.S. dollar weakened against certain major currencies.  While improving steel production and a weaker U.S. dollar generally contribute positively to the Company’s performance, expectations are that many of the challenges stemming from the global recession will continue in 2010, particularly in the first half, with the first quarter being the worst of the year.

The lack of activity in many of the non-residential, commercial construction markets served by the Company poses near-term challenges that include further pressure on pricing and equipment utilization.  These lower levels of activity have been exacerbated by extreme winter weather conditions across many parts of Europe and the United States, which are also expected to have a negative impact on operating results in the first quarter of 2010.

Although global economic conditions remain uncertain, the Company believes it is well-positioned to capitalize on opportunities and execute appropriate countermeasures based on its strong balance sheet, available liquidity and ability to generate strong operating cash flows.  The Company has implemented and will continue to proactively and aggressively implement countermeasures to reinforce current and future performance.  The Company is confident that its on-going cost-reduction initiatives, its global supply chain initiative with IBM, along with its Continuous Improvement program, have significantly reduced, and will continue to reduce, the Company’s cost structure and further enhanced its financial strength.  The Company’s expansion of its global footprint in emerging markets; its diversity of services and products in industries that are fundamental to global growth; its long-term mill services and minerals supply contracts; the portability and mobility of its infrastructure services equipment; and its large infrastructure services customer base help mitigate its overall exposure to changes in any single economy.  However, continued or further deterioration of global economies could still have an adverse impact on the Company’s operating results.

The following significant items, risks, trends and strategies are expected to affect the Company in 2010 and beyond:

•
The Company expects continued strong cash flows from operating activities.  The Company also expects to maintain discipline to limit capital expenditures through its ability to redeploy equipment to new projects, without jeopardizing the productivity of the equipment.  The Company believes that in the current economic environment, the mobile nature of its capital investment pool will facilitate strategic growth initiatives in the near term, lessening the need for growth capital expenditures for 2010.

•	Management will continue to be very selective and disciplined in allocating capital, choosing projects with the highest Economic Value Added (“EVA®”) potential.
•
The Company will continue to develop and implement countermeasures, as it has on an ongoing basis since the fourth quarter of 2008, to further compress underlying administration and operating costs to match the current economic environment and lower its break-even point without sacrificing quality of output.

•
Continued implementation of the Company’s enterprise-wide Continuous Improvement program is expected to provide long-term benefits and enhance the overall performance of the Company through increased efficiency and a reduced cost structure.

•
The Company announced in January 2010 that it has embarked upon a business transformation initiative designed to create significant operating and cost efficiencies by improving the Company’s internal supply chain planning, logistics, scheduling and integration throughout its worldwide operations.  This project is expected to contribute to the Company’s EVA growth but could result in near-term, cost increases and capital expenditures.

•
The Company will continue to place a strong focus on corporate-wide expansion into emerging economies to grow and better balance its geographic footprint.  More specifically, the Company’s global growth strategies include steady, targeted expansion, particularly in the Gulf Region of the Middle East and Africa, Asia-Pacific and Latin America to further complement the Company’s already-strong presence throughout Europe and North America.  Growth is expected to be achieved through the provision of additional services to existing customers, new contracts in both developed and emerging markets, and targeted, strategic, bolt-on acquisitions in strategic countries and market sectors.  Additionally, new higher-margin service and sales opportunities in the minerals and rail businesses will be pursued globally.  This strategy is expected to develop a significant increase to the Company’s presence in these markets to achieve approximately 30% of total Company revenues from emerging markets over the next several years and closer to 40% in the longer-term.  Over time, the improved geographic footprint will also benefit the Company through further diversification of its customer base.

•
Fluctuations in the U.S. dollar can have significant impacts in the Harsco Infrastructure and Harsco Metals Segments, as approximately 80% to 85% of the revenues generated in these businesses are outside the United States.  If the U.S. dollar would strengthen, as it did overall from 2008 to 2009, sales and operating income would generally be reduced.  If the U.S. dollar were to weaken, sales and operating income would generally improve.

•
Governments around the world have enacted stimulus packages to promote much-needed infrastructure projects.  Any substantial near-term benefit from stimulus packages is uncertain, particularly in the United States and the United Kingdom.  When stimulus package funding becomes available for infrastructure projects, which has been limited thus far, the Harsco Infrastructure and the Harsco Rail Segments are well positioned with their engineering expertise and the Company’s capital investment base to take advantage of any expected opportunities.  The Harsco Minerals business should also benefit from increased demand for its abrasive products as required by refurbishment stimulus projects.

•	Steel production in 2010 is expected to increase over levels in 2009, benefitting the Harsco Metals Segment.
•
Volatility in energy and commodity costs (e.g., crude oil, natural gas, steel, etc.) and worldwide demand for these commodities could impact the Company’s operations.  Cost increases could result in reduced operating income for certain products and services, to the extent that such costs cannot be passed to customers.  Cost decreases could result in increased operating income to the extent that such cost savings do not need to be passed on to customers.  However, volatility in energy and commodity costs may provide additional service opportunities for the Harsco Metals Segment and several businesses in the All Other Category as customers may outsource more services to reduce overall costs.  Volatility may also provide opportunities in the Harsco Infrastructure Segment for additional industrial plant maintenance and capital improvement projects.  In addition to embracing opportunities for revenue enhancement, the Company seeks to mitigate these costs as part of its ongoing enterprise-wide optimization initiatives.

•
Total defined benefit net periodic pension expense for 2010 is expected to be approximately $21 million, slightly higher than 2009.  The increased expense is due to a lower discount rate at December 31, 2009, partially offset by higher than expected returns on plan assets in 2009.  These two factors are the primary drivers of the Company’s defined benefit net periodic pension expense as future service is no longer a factor in substantially all of the Company’s significant defined benefit plans.

•
The Company has maintained a capital structure with a balance sheet debt to capital ratio approximating 40% for the last several years.  In October 2010, the Company’s 200 million British pound sterling-denominated notes (approximately $323 million at December 31, 2009) will mature.  The Company expects to refinance these notes during 2010 through public debt, commercial paper borrowings or its revolving credit facilities.

•
As the Company has continued the strategic expansion of its global footprint, it has lowered its effective income tax rate.  The reduction reflects earnings in jurisdictions with lower tax rates coupled with the deferral of profits generated internationally.  The effective income tax rate for 2010, before discrete items, is currently expected to be approximately 24% to 26%.

•
Currently, a majority of the Company’s revenue is generated from customers located outside the United States, and a substantial portion of the Company’s assets and employees are located outside the United States.  U.S. income tax and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries, because such earnings are intended to be indefinitely reinvested in the operations of those subsidiaries.  Several U.S. legislation proposals have been announced that would substantially reduce (or have the effect of substantially reducing) the Company’s ability to defer U.S. taxes on profit permanently reinvested outside the United States.  Proposals to date could have a negative impact on the Company’s financial position and operating results.  Additionally, they could have a negative impact on the Company’s ability to compete in the global marketplace.  The probability of any of these proposals being enacted cannot be predicted with any certainty.  Indications are that reform in 2010 is still likely, but such reform may be structured with more of the business community’s concerns in mind.  Nonetheless, the Company is working with legislators with the goal of achieving a balanced and fair approach to tax reform.  The Company continues to monitor legislation to be in position to structure operations in a manner that will reduce the impact of enacted changes.

•
The Company’s Harsco Minerals business generates value by capturing and processing boiler slag, which is a coal combustion by-product.  The EPA is considering increased regulation of the management of coal combustion by-products.  Such requirement could affect the Harsco Minerals business.  The Company is confident at this time, based upon EPA confirmation in the year 2000 and again in 2009, that there is no change in science that requires increased regulation of boiler slag.  Additionally, the Company believes no scientific data exists to support reclassification of boiler slag.

Harsco Infrastructure Segment:
•
The near-term outlook for the Harsco Infrastructure Segment is impacted by continued uncertainty in global credit markets, which has caused construction projects to be deferred or cancelled, thus contributing to pricing pressure.  The current lack of activity in non-residential, commercial construction markets, particularly in the United Kingdom, Ireland, other parts of Europe and the United States, coupled with harsh winter weather conditions across many parts of Europe and the United States, are expected to present very challenging business conditions in the first half of 2010, particularly in the first quarter.  As a result, the Company expects an operating loss for the quarter ending March 31, 2010.

•	The Company has initiated a transformational strategy in the Harsco Infrastructure Segment that includes the following:
o
Effective in January 2010, all operations within this Segment have been rebranded as Harsco Infrastructure.  Previously, the Harsco Infrastructure Segment utilized three brand names (SGB Group, Hünnebeck Group and Patent Construction Systems).

o
The costs and viability of the existing branch structure will continue to be scrutinized with a targeted goal of reducing the number of branches by 25% from the 2008 number, exclusive of recent acquisitions.

o	A global supply chain optimization plan is being developed to identify initiatives that, when implemented should generate considerable operating and cost efficiencies.
o	The productivity of branches will be improved through the continued use of the Company’s Continuous Improvement program and implementation of best practices across the network of branches.
o
Additional countermeasures to adjust administration and operating costs to match the economic environment and to lower the Segment’s cost structure are being implemented.  To assist in accelerating these initiatives, the Company expects to incur approximately $8 million to $10 million in restructuring costs during the first quarter of 2010.

o
The Company has initiated strategies to reposition the business, focusing increasingly on projects in the global industrial maintenance and infrastructure construction sectors.  In 2009, approximately 40% of the Segment’s business was in the commercial and multi-family sector, which has been impacted the most by tightened credit restrictions and the global economic downturn.  The remainder of current business was spread approximately 30% each to the industrial maintenance and the infrastructure sectors.  Over the next few years, the Company is targeting an allocation of approximately 40% each in the industrial maintenance and infrastructure sectors, with 20% in the commercial and multi-family sector.  Industrial maintenance contracts generally are long-term contracts with sustainable revenue streams serving the oil and gas, pharmaceutical, chemical, electric utility power plant and steel industries.  Infrastructure contracts also tend to be longer-term contracts with “blue-chip” contractors and include government-sponsored projects from stimulus programs.

•
The Company will continue to emphasize prudent expansion of its geographic presence in this Segment through entering new markets and through further expansion in emerging economies, with a focus on China, India and Latin America.  The Harsco Infrastructure Segment’s value-added services and engineered forming, shoring and scaffolding systems, combined with its mobile capital investment base, will continue to be leveraged to grow the business as expansion opportunities occur.

•
In 2010, the Company will fully integrate its recent acquisitions: ESCO, a regional leader in infrastructure services in seven countries in Central and South America, and Bell Scaffolding Group, with operations across the eastern seaboard of Australia.  ESCO is expected to provide an opportunity for the Company to scale its operations across the Latin American region, while Bell Scaffolding provides opportunities for further growth throughout Australia and other neighboring regions.

•
Further declines in the economy and, more specifically, the construction industry may impact the ability of customers to meet their obligations to the Company on a timely basis and could adversely impact the realizability of receivables, particularly if customers file for bankruptcy protection or receivership.

Harsco Metals Segment:
•
Steel industry expectations are that steel production will increase in 2010 compared with 2009, but not to the levels of the first half of 2008, prior to the beginning of the global recession.  Consistent with the industry overall, the Harsco Metals Segment’s customers increased their production in the last half of 2009, and those production levels are expected to increase modestly throughout 2010.

•
The Company expects that customer production growth in 2010 can be accommodated with minimal headcount additions and limited capital spending by continued adherence to the Company’s Continuous Improvement program and prudent redeployment of labor and capital.

•
Benefits from the Company’s 2008 restructuring program and additional countermeasures implemented in 2009 should continue to improve the operational efficiency and enhance profitability of the Harsco Metals Segment in 2010 and beyond.  Additional countermeasures will be undertaken in 2010 to continue to lower the cost base of this Segment.  Restructuring and countermeasure initiatives to date have included: improved terms or exit from underperforming contracts with customers and underperforming operations; defined benefit pension plan design changes; overall reduction in the global workforce; and a substantial reduction in discretionary spending.

•
The Company anticipates that tightening environmental regulations will compel customers to address their production waste streams as an opportunity to maximize environmental compliance.  This should provide additional revenue opportunities for the Company.  The Harsco Metals Segment’s 2009 award of a $50 million, multi-year contract to clean up 3 million cubic yards of material left behind at an abandoned steelworks may be seen as a model for similar sites by the U.S. Environmental Protection Agency.  The Company will continue to pursue growth opportunities in environmental services as awareness of environmental issues creates additional outsourced functions in slag management.

•
As the steel manufacturing footprint moves towards developing countries, the Company will continue to execute a geographic expansion strategy in emerging markets in the Gulf Region of the Middle East and Africa, Latin America and Asia-Pacific.

•
Further consolidation in the global steel industry is possible.  Should additional consolidations occur involving some of the steel industry’s larger companies that are customers of the Company, it could result in an increase in concentration of revenues and credit risk for the Company.  If a large customer were to experience financial difficulty, or file for bankruptcy protection, it could adversely impact the Company’s income, cash flows and asset valuations.  As part of its credit risk management practices, the Company closely monitors the credit standing and accounts receivable position of its customer base.  Further consolidation may also increase pricing pressure on the Company and the competitive risk of services contracts that are due for renewal.  Conversely, such consolidation may provide additional service opportunities for the Company as the Company believes it is well-positioned competitively.  As a result of this customer concentration, a key strategy of the Company is to diversify its customer base and expand to emerging market customers.

Harsco Rail Segment:
•
The Harsco Rail Segment has a strong backlog for 2010 due principally to ongoing production of rail grinding machines for the China Ministry of Railways.  The contract will generate revenues through 2011.

•	Further implementation of the Company’s Continuous Improvement initiatives are expected to improve margins on a long-term basis.
•
U.S. and global customers are investing heavily in rebuilding their physical assets.  Although reduced freight revenues experienced by a customer may involve a cut in track maintenance budgets, improved margins can be realized due to extended work windows as increased track time is available for maintenance activity.  U.S. railway track maintenance service opportunities are expected to increase over the mid-term as many states have budget proposals for track services under the U.S. stimulus package.  New construction of high-speed rail systems is also expected to be financed with government funds over the near and long term.

•
International demand for railway track maintenance services, solutions and equipment is expected to be strong in both the near term and the long term.  The Harsco Rail Segment expects to develop a larger presence in certain developing countries as track maintenance and construction needs grow.  Global bidding activity has been strong.

•	This Segment will continue to pursue cost-reduction initiatives to reduce its overall cost base. These initiatives could result in near-term capital expenditures and restructuring costs.

All Other Category – Harsco Minerals & Harsco Industrial:
•
The Company will emphasize prudent global expansion of its minerals business for extracting high-value metallic content from slag and responsibly handling and recycling residual materials.  Environmental services provide growth opportunities in the minerals business as additional outsourced functions in slag management of stainless steel and other high-value metals arise.

•
Improved customer production levels should have an overall positive effect on certain reclamation and recycling services in the near-term.  Metal prices remained relatively flat in the latter part of 2009; however, any increases would have a positive effect on operating results, while decreases would have a negative impact.

•
Certain businesses in this Category are dependent on a small group of key customers.  The loss of one of these customers due to competition or due to financial difficulty, or the filing for bankruptcy protection, could adversely impact the Company’s income, cash flows and asset valuations.  As part of its credit risk management practices, the Company closely monitors the credit standing and accounts receivable position of its customer base.

•
Worldwide supply and demand for steel and other commodities impact raw material costs for certain businesses in this Category.  The Company has implemented strategies to help mitigate the potential impact that changes in steel and other commodity prices could have on operating income.  If steel or other commodity costs associated with the Company’s manufactured products increase and the costs cannot be passed on to the Company’s customers, operating income would be adversely affected.  Conversely, reduced steel and other commodity costs would improve operating income to the extent such savings do not have to be transferred to customers.

•
The air-cooled heat exchangers business continues to explore international opportunities in addition to further growth in its customary North American markets.  Overall sales are expected to be negatively impacted by a lower level of industrial demand for natural gas as a result of lower natural gas prices and the global recession.  Low natural gas prices throughout 2009 curtailed the need for additional gas compression and coolers to support that compression.  Increased industrial use due to improving economic conditions, as well as weather patterns over the winter months, will influence the price and demand for natural gas and, consequently, the demand for heat exchanger equipment.  Colder weather tends to increase demand for heat exchanger equipment while warmer weather tends to result in reduced demand.

Results of Operations for 2009, 2008 and 2007

(Dollars are in millions, except per share information and percentages)	2009	2008	2007
Revenues from continuing operations	$2,990.6	$3,967.8	$3,688.2
Cost of services and products sold	2,252.1	2,926.4	2,685.5
Selling, general and administrative expenses	509.1	602.2	538.2
Other expenses	7.6	22.0	3.4
Operating income from continuing operations	218.7	412.0	457.8
Interest expense	62.7	73.2	81.4
Income tax expense from continuing operations	18.5	91.8	117.6
Income from continuing operations (a)	140.8	251.5	264.8
Income (loss) from discontinued operations	(15.1)	(4.7)	44.4
Net income attributable to Harsco Corporation	118.8	240.9	299.5
Diluted earnings per common share from continuing operations attributable to Harsco Corporation common stockholders	1.66	2.92	3.01
Effective income tax rate for continuing operations	11.6%	26.7%	30.7%
(a)
On January 1, 2009, the Company adopted changes issued by the Financial Accounting Standards Board related to consolidation accounting and reporting.  These changes, among others, require that minority interests be renamed noncontrolling interests and that a company present a consolidated net income measure that includes the amount attributable to such noncontrolling interests for all periods presented.  Results for 2008 and 2007 have been reclassified accordingly.

Comparative Analysis of Consolidated Results

Revenues
2009 vs. 2008
Revenues for 2009 decreased $977.2 million or 25% from 2008.  This decrease was attributable to the following significant items:

(In millions)	Change in Revenues 2009 vs. 2008
$(356.1)	Net decreased volume due principally to the deterioration of the global steel markets in the Harsco Metals Segment.
(277.9)	Net decreased revenues in the Harsco Infrastructure Segment due to lower sales and rentals, principally due to lower construction activity globally as a result of economic decline.
(254.7)	Effect of foreign currency translation.
(51.7)	Reduced demand for industrial grating products coupled with lower pricing levels.
(45.1)	Decreased revenues of the air-cooled heat exchangers business due to a weaker natural gas market.
(19.8)	Net decreased revenues in the reclamation and recycling services business due to lower commodity pricing, partially offset by net increased volume.
(5.9)	Decreased volume in the roofing granules and abrasives business.
(11.5)	Other (minor changes across the various units not already mentioned).
35.6
Net increased revenues in the Harsco Rail Segment due principally to a higher level of rail equipment shipments to China in 2009 and increased contract services, partially offset by lower repair parts sales.

9.9	Effect of business acquisitions in the Harsco Infrastructure Segment.
$(977.2)	Total Change in Revenues 2009 vs. 2008

2008 vs. 2007
Revenues for 2008 increased $279.7 million or 8% from 2007.  This increase was attributable to the following significant items:

(In millions)	Change in Revenues 2008 vs. 2007
$ 80.3
Net increased revenues in the Harsco Infrastructure Segment due principally to non-residential and infrastructure construction in international markets, particularly in the Middle East and Europe, and North American markets.

58.5
Effect of business acquisitions.  Increased revenues of $30.0 million, $15.6 million, $2.0 and $10.9 million in the Harsco Metals Segment, Harsco Infrastructure Segment, Harsco Rail Segment and the All Other Category (Harsco Minerals & Harsco Industrial), respectively.

46.8	Increased revenues in the Harsco Rail Segment due to a higher level of rail equipment shipments in 2008 and increased repair parts sales, partially offset by decreased contract services.
30.8	Effect of foreign currency translation.
22.0	Increased revenues of the air-cooled heat exchangers business due to a strong natural gas market.
18.7	Increased revenues of the industrial grating products business due to increased prices.
18.6	Net increased volume, new business and sales price changes in the Harsco Metals Segment (excluding acquisitions).
5.9	Increased revenues in the roofing granules and abrasives business resulting from price increases and product mix.
4.6	Other (minor changes across the various units not already mentioned).
(6.5)	Net decreased revenues in the reclamation and recycling services business due to lower metal prices and reduced volume.
$279.7	Total Change in Revenues 2008 vs. 2007

Cost of Services and Products Sold

2009 vs. 2008
Cost of services and products sold for 2009 decreased $674.3 million or 23% from 2008.  This decrease was attributable to the following significant items:

(In millions)	Change in Cost of Services and Products Sold 2009 vs. 2008
$(500.9)
Decreased costs due to lower revenues (exclusive of the effect of foreign currency translation and business acquisitions, and including the impact of lower commodity and energy costs included in selling prices).

(180.4)	Effect of foreign currency translation.
(2.7)	Other (product/service mix and increased equipment maintenance costs, partially offset by enterprise business optimization initiatives and volume-related efficiencies).
9.7	Business acquisitions.
$(674.3)	Total Change in Cost of Services and Products Sold 2009 vs. 2008

2008 vs. 2007
Cost of services and products sold for 2008 increased $240.9 million or 9% from 2007, slightly higher than the 8% increase in revenues.  This increase was attributable to the following significant items:

(In millions)	Change in Cost of Services and Products Sold 2008 vs. 2007
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

Selling, General and Administrative Expenses

2009 vs. 2008
Selling, general and administrative (“SG&A”) expenses for 2009 decreased $93.1 million or 16% from 2008.  This decrease was attributable to the following significant items:

(In millions)	Change in Selling, General and Administrative Expenses 2009 vs. 2008
$(43.7)	Effect of foreign currency translation.
(22.3)	Decreased compensation expense due to lower employment levels.
(12.8)	Other (due to spending reductions).
(8.4)	Decreased travel expenses due to discretionary spending reductions.
(8.2)	Lower professional fees due to discretionary spending reductions.
(2.9)	Lower bad debt expense.
2.6	Increased sales commissions, largely related to increased revenues in the Harsco Rail Segment.
2.6	Effect of business acquisitions.
$(93.1)	Total Change in Selling, General and Administrative Expenses 2009 vs. 2008

2008 vs. 2007
SG&A expenses for 2008 increased $63.9 million or 12% from 2007.  This increase was attributable to the following significant items:

(In millions)	Change in Selling, General and Administrative Expenses 2008 vs. 2007
$ 23.5	Increased compensation expense due to salary increases resulting from overall business growth, partially offset by lower employee incentive plan costs.
9.5	Increased professional fees due to global optimization projects and global business expansion.
6.8	Business acquisitions.
6.8	Other expenses.
4.7	Increased bad debt expense.
3.6	Increased travel expenses to support business expansion and optimization projects.
3.2	Increased sales commissions, largely related to increased revenues in the Harsco Rail Segment.
3.2	Higher depreciation expense principally related to the implementation of enterprise-wide information technology systems and related hardware.
2.6	Effect of foreign currency translation.
$ 63.9	Total Change in Selling, General and Administrative Expenses 2008 vs. 2007

Other Expenses

This income statement classification includes impaired asset write-downs, employee termination benefit costs and costs to exit activities, offset by net gains on the disposal of non-core assets.

2009 vs. 2008
Net Other Expenses of $7.6 million for 2009 decreased $14.4 million from $22.0 million in 2008.  This decrease in other expenses primarily relates to restructuring charges that the Company incurred during the fourth quarter of 2008 that were not repeated at the same level.

2008 vs. 2007
Net Other Expenses of $22.0 million for 2008 increased $18.5 million from $3.4 million for 2007.  This increase in other expenses primarily relates to restructuring charges that the Company incurred during the fourth quarter of 2008.

For additional information, see Note 15, Other (Income) and Expenses, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data.”

Interest Expense

2009 vs. 2008
Interest expense in 2009 was $62.7 million, a decline of $10.4 million or 14% compared with 2008.  This was principally due to lower overall debt levels in 2009 and, to a lesser extent, lower interest rates on variable interest rate borrowings.  The impact of foreign currency translation also reduced interest expense by approximately $4.4 million.

2008 vs. 2007
Interest expense in 2008 was $73.2 million, a decline of $8.2 million or 10% compared with 2007.  This was principally due to lower overall debt levels in 2008 and, to a lesser extent, lower interest rates on variable interest rate borrowings.  The impact of foreign currency translation also reduced interest expense by approximately $0.5 million.

Income Tax Expense from Continuing Operations

2009 vs. 2008
Income tax expense from continuing operations decreased $73.3 million or 80% in 2009 compared with 2008.  This decline was due to lower earnings from continuing operations and a decrease in the effective income tax rate from continuing operations.  The effective income tax rate relating to continuing operations for 2009 was 11.6% versus 26.7% for 2008.  The decrease in the effective income tax rate for 2009 compared with 2008 reflected a decline in earnings in jurisdictions with higher tax rates, a change in the permanent reinvestment in current year earnings, and certain net discrete tax benefits recognized in 2009.  The net discrete benefits include a change in the permanent reinvestment of prior year undistributed earnings and the recognition of previously unrecognized tax benefits in certain foreign and state jurisdictions, offset by an increase in unrecognized tax benefits related to an ongoing dispute between the European Union and a specific European country.

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

Income from Continuing Operations

2009 vs. 2008
Income from continuing operations in 2009 of $140.8 million was $110.7 million or 44% lower than 2008.  This decrease resulted from the global economic downturn that continued throughout 2009 and the slower than expected recovery.

2008 vs. 2007
Income from continuing operations in 2008 of $251.5 million was $13.3 million or 5% lower than 2007.  This decrease resulted from the overall economic downturn beginning in the fourth quarter and the restructuring charges taken by the Company as a result of the downturn.

Loss from Discontinued Operations

2009 vs. 2008
A loss from discontinued operations of $15.1 million was generated in 2009 due to the resolution of open claims and counterclaims that had been submitted to arbitration related to the disposition of the Gas Technologies Segment, coupled with the tax effect from the final purchase price allocation.  This compares with a loss of $4.7 million in 2008 due principally to working capital adjustments and other costs associated with the disposition of the Gas Technologies Segment.

2008 vs. 2007
A loss from discontinued operations of $4.7 million was generated in 2008 due to working capital adjustments and other costs associated with the disposition of the Gas Technologies Segment, coupled with the tax effect of the purchase price allocation.  This compares with income of $44.4 million in 2007 due principally to the sale of the Company’s Gas Technologies Segment in December 2007.

Net Income Attributable to Harsco Corporation and Earnings Per Share

2009 vs. 2008
Net income attributable to Harsco Corporation of $118.8 million and diluted earnings per share of $1.47 in 2009 were lower than 2008 by $122.2 million or 51% and $1.40 or 49%, respectively, due to decreased income from continuing operations and increased losses from discontinued operations for the reasons described above.

2008 vs. 2007
Net income attributable to Harsco Corporation of $240.9 million and diluted earnings per share of $2.87 in 2008 were lower than 2007 by $58.5 million or 20% and $0.66 or 19%, respectively, due to decreased income from both continuing and discontinued operations for the reasons described above.

Liquidity and Capital Resources

Overview
Global financial markets, which have been under stress since 2008 due to poor financial institution lending and investment practices and sharp declines in real estate values, have started to show signs of improvement for certain highly rated credit issuers.  However, during 2009, tightened credit conditions for funding of non-residential construction projects, particularly commercial construction, restrained growth in that sector and that continues today.  In response to these changes in global economic conditions, the Company has undertaken several initiatives to conserve capital and enhance liquidity, including: prudently reducing capital spending to only critical projects where the highest returns can be achieved while redeploying existing capital investments; optimizing worldwide cash positions; reducing or eliminating discretionary spending; and additional scrutiny and tightening of credit terms with customers.

Despite the global financial market environment, the Company continues to have sufficient available liquidity and has been able to issue commercial paper as needed.  The Company currently expects operational and business needs to be covered by cash from operations in 2010 and beyond.  Despite the global recession, the Company generated strong operating cash flows of $434.5 million in 2009.  This represents a 24% decrease from 2008 operating cash flow of $574.3 million.  This decrease was primarily due to lower net income in 2009 compared with 2008.

In 2009, the Company invested $165.3 million in capital expenditures (53% of which were for revenue-growth projects) and paid $63.8 million in stockholder dividends.  Capital expenditures in 2009 were significantly lower than the $457.6 million invested in capital expenditures during 2008.

The Company’s net cash borrowings decreased $84.3 million in 2009.  The decrease in borrowings was driven by the Company’s prudent spending on capital investments, which enabled the Company to pay down debt.  Balance sheet debt, which is affected by foreign currency translation, decreased $28.0 million from December 31, 2008.  The Company’s debt to total capital ratio decreased to 39.5% as of December 31, 2009, due principally to lower debt and increased equity at December 31, 2009.  This was the lowest debt to total capital ratio at year-end since December 31, 1998.  Debt to total capital was 41.1% at December 31, 2008.

Despite the current global economic conditions, the Company expects to generate strong operating cash flows for 2010.  The Company plans to sustain its balanced portfolio through its strategy of redeploying discretionary cash for disciplined growth and international diversification in the Harsco Infrastructure Segment; for growth in long-term, high-return and high-renewal-rate services contracts for the Harsco Metals Segment, principally in emerging economies or for customer diversification; for growth in the Harsco Rail Segment; for growth and international diversification in the All Other Category (Harsco Minerals & Harsco Industrial); and for targeted, bolt-on acquisitions in the industrial services and rail businesses.  The Company also foresees continuing its long and consistent history of paying dividends to stockholders.

The Company is also focused on improved working capital management.  Specifically, short-term and long-term enterprise business optimization programs are being used to continue to further improve the effective and efficient use of working capital, particularly accounts receivable and inventories in the Harsco Infrastructure, Harsco Metals and Harsco Rail Segments.

Cash Requirements
The following summarizes the Company’s expected future payments related to contractual obligations and commercial commitments at December 31, 2009.

Contractual Obligations as of December 31, 2009 (a)
		Payments Due by Period
(In millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Short-term Debt	$57.4	$57.4	$-	$-	$-

Long-term Debt (including current maturities and capital leases)	927.5	325.8	5.0	149.6	447.1

Projected interest payments on Long-term Debt (b)	265.2	54.1	67.6	57.2	86.3

Pension benefit payments (c)	589.2	49.4	105.7	114.9	319.2

Operating Leases	162.3	45.5	54.8	34.5	27.5

Purchase Obligations	88.1	86.0	1.7	0.2	0.2

Foreign Currency Forward Exchange Contracts (d)	122.1	122.1	-	-	-

Total Contractual Obligations (e)	$2,211.8	$740.3	$234.8	$356.4	$880.3

(a)
See Note 6, Debt and Credit Agreements; Note 7, Leases; Note 8, Employee Benefit Plans; Note 9, Income Taxes; and Note 13, Financial Instruments, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data,” for additional disclosures on short-term and long-term debt; operating leases; pensions; income taxes; and foreign currency forward exchange contracts, respectively.

(b)
The total projected interest payments on Long-term Debt are based upon borrowings, interest rates and foreign currency exchange rates as of December 31, 2009.  The interest rates on variable-rate debt and the foreign currency exchange rates are subject to changes beyond the Company’s control and may result in actual interest expense and payments differing from the amounts projected above.

(c)	Amounts represent expected benefit payments by the defined benefit plans for the next 10 years.

(d)
This amount represents the notional value of the foreign currency exchange contracts outstanding at December 31, 2009.  Due to the nature of these transactions, there will be offsetting cash flows to these contracts, with the difference recognized as a gain or loss in the Consolidated Statement of Income.

(e)
As of December 31, 2009, in addition to the above contractual obligations, the Company had approximately $47.8 million of long-term tax liabilities, including interest and penalties, related to uncertain tax positions.  Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, the Company is unable to estimate the years in which settlement will occur with the respective taxing authorities.

Off-Balance Sheet Arrangements – The following table summarizes the Company’s contingent commercial commitments at December 31, 2009.  These amounts are not included in the Company’s Consolidated Balance Sheets since there are no current circumstances known to management indicating that the Company will be required to make payments on these contingent obligations.

Commercial Commitments as of December 31, 2009
		Amount of Commitment Expiration Per Period
(In millions)	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years	Indefinite Expiration

Standby Letters of Credit	$193.0	$137.6	$51.0	$1.0	$-	$3.4

Guarantees	75.4	11.9	1.0	-	5.6	56.9

Performance Bonds	13.2	11.4	0.3	-	-	1.5

Other Commercial Commitments	11.1	-	-	-	-	11.1

Total Commercial Commitments	$292.7	$160.9	$52.3	$1.0	$5.6	$72.9
Certain guarantees and performance bonds, that are of a continuous nature do not have an expiration date and are therefore considered to be indefinite in nature.

Sources and Uses of Cash
The Company’s principal sources of liquidity are cash from operations and borrowings under its various credit agreements, augmented periodically by cash proceeds from non-core asset sales.  The primary drivers of the Company’s cash flow from operations are the Company’s sales and income.  The Company’s long-term Harsco Metals contracts, in addition to the backlog of certain equipment and the long-term nature of certain service contracts within the Harsco Rail Segment, provide predictable cash flows for several years into the future.  (See “Certainty of Cash Flows” section for additional information on estimated future revenues of Harsco Metals and Harsco Rail contracts and order backlogs for the Company’s manufacturing businesses).  Cash returns on capital investments made in prior years, for which no cash is currently required, are a significant source of cash from operations.  Depreciation expense related to these investments is a non-cash charge.  The Company also continues to maintain working capital at a manageable level based upon the requirements and seasonality of the businesses.

Major uses of operating cash flows and borrowed funds include:  capital investments, principally in the industrial services business; payroll costs and related benefits; dividend payments; pension funding payments; inventory purchases for the manufacturing businesses; income tax payments; debt principal and interest payments; insurance premiums and payments of self-insured casualty losses; and machinery, equipment, automobile and facility rental payments.  Cash is also used for targeted, bolt-on acquisitions as the appropriate opportunities arise.

Resources available for cash requirements – The Company meets its ongoing cash requirements for operations and growth initiatives by accessing the public debt markets and by borrowing from banks.  Public markets in the United States and Europe are accessed through the Company’s commercial paper programs and through discrete-term note issuance to investors.  Various bank credit facilities are available throughout the world.  The Company’s 200 million British pound sterling-denominated notes mature in October 2010.  The Company expects to utilize both the public debt markets and bank facilities to meet its cash requirements in the future.

The following table illustrates the amounts outstanding under credit facilities and commercial paper programs and available credit as of December 31, 2009:

Summary of Credit Facilities and Commercial Paper Programs	As of December 31, 2009
(In millions)	Facility Limit	Outstanding Balance	Available Credit

U.S. commercial paper program	$550.0	$20.9	$529.1

Euro commercial paper program	286.3	29.0	257.3

Multi-year revolving credit facility (a)	570.0	-	570.0

Bilateral credit facility (b)	30.0	-	30.0

Totals at December 31, 2009	$1,436.3	$49.9	$1,386.4	(c)
(a)	U.S.-based program.
(b)	International-based program.
(c)
Although the Company has significant available credit, for practical purposes, the Company limits aggregate commercial paper and credit facility borrowings at any one-time to a maximum of $600 million (the aggregate amount of the back-up facilities).

During the fourth quarter of 2009, the Company entered into a new three-year revolving credit facility in the amount of $570 million, through a multi-national syndicate of 21 banks co-led by Citibank and Royal Bank of Scotland.  This new facility replaces the $220 million 364-day revolving credit facility that expired in November 2009, and the $450 million credit facility the Company terminated in the fourth quarter of 2009.  This facility serves as back-up to the Company’s commercial paper programs.  Interest rates on the facility are based upon either the announced Citibank Prime Rate, the Federal Funds Effective Rate plus a margin or LIBOR plus a margin.  The Company pays a facility fee (0.275% per annum as of December 31, 2009) that varies based upon its credit ratings.  At December 31, 2009, there were no borrowings outstanding on this credit facility.

The Company’s bilateral credit facility was renewed in December 2009.  This $30 million facility serves as back-up to the Company’s commercial paper programs and also provides available financing for the Company’s European operations.  Borrowings under this facility, which expires in December 2010, are available in most major currencies with active markets at interest rates based upon LIBOR plus a margin.  Borrowings outstanding at expiration may be repaid over the succeeding 12 months.  As of December 31, 2009 and 2008, there were no borrowings outstanding on this facility.

See Note 6, Debt and Credit Agreements, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data,” for more information on the Company’s credit facilities.

Credit Ratings and Outlook – The following table summarizes the Company’s debt ratings as of December 31, 2009:

	Long-term Notes	U.S.-Based Commercial Paper	Outlook

Standard & Poor’s (S&P)	A-	A-2	Stable
Moody’s	Baa1	P-2	Stable
Fitch	A-	F2	Stable

The Company’s euro-based commercial paper program has not been rated since the euro market does not require it.  In January 2010, Moody’s reaffirmed the Company’s ratings.  Standard & Poor’s and Fitch ratings were reaffirmed in April 2009 and August 2009, respectively.  A downgrade to the Company’s credit ratings may increase borrowing costs to the Company, while an improvement in the Company’s credit ratings may decrease borrowing costs to the Company.  Additionally, a downgrade in the Company’s credit ratings may result in reduced access to credit markets.

Working Capital Position – Changes in the Company’s working capital are reflected in the following table:

(Dollars are in millions)	December 31 2009	December 31 2008	Increase (Decrease)
Current Assets
Cash and cash equivalents	$94.2	$91.3	$2.9
Trade accounts receivable, net	598.3	648.9	(50.6)
Other receivables, net	30.9	46.0	(15.1)
Inventories	291.2	309.5	(18.3)
Other current assets	151.9	104.5	47.4
Assets held-for-sale	2.8	5.3	(2.5)
Total current assets	1,169.3	1,205.5	(36.2)
Current Liabilities
Notes payable and current maturities	83.2	121.1	(37.9)
Accounts payable	215.5	262.8	(47.3)
Accrued compensation	67.7	85.2	(17.5)
Income taxes payable	5.9	13.4	(7.5)
Other current liabilities	378.8	405.9	(27.1)
Total current liabilities	751.1	888.4	(137.3)
Working Capital	$418.2	$317.1	$101.1
Current Ratio	1.6:1	1.4:1

Working capital increased 32% in 2009 due principally to the following factors:

•	Net trade accounts receivable decreased $50.6 million primarily due to lower revenues in 2009 partially offset by foreign currency translation effects.

•
Other receivables decreased $15.1 million primarily due to collections of insurance proceeds related to insured claims settled during the first quarter of 2009 and an income tax refund received in the third quarter of 2009.

•
Inventories decreased $18.3 million primarily due to the Company’s focus on reducing inventory levels based upon current market demand, partially offset by higher inventory levels in the Harsco Rail Segment to satisfy current international contracts and foreign currency translation effects.

•	Other current assets increased $47.4 million primarily due to reclassification of noncurrent deferred taxes to current deferred taxes as a result of the expected utilization of these assets in 2010.

•
Notes payable and current maturities decreased $37.9 million due to strong operating cash flows in 2009 that facilitated repayments of short-term commercial paper borrowings and other short-term borrowings, partially offset by the current portion of long-term debt.

•	Accounts payable decreased $47.3 million primarily due to reduced spending levels partially offset by foreign currency translation effects.

•	Accrued compensation decreased $17.5 million due principally to the payment of incentive compensation earned during 2008, coupled with lower incentive compensation accruals at the end of 2009.

•
Other current liabilities decreased $27.1 million due principally to a decline in restructuring reserves from 2008 due to severance payments and a decline in accrued expenses and accrued non-income tax obligations primarily as a result of reduced business activity.

Certainty of Cash Flows – The certainty of the Company’s future cash flows is underpinned by the long-term nature of the Company’s metals services contracts, the order backlog for the Company’s railway track maintenance services and equipment and the strong discretionary cash flows (operating cash flows in excess of the amounts necessary for capital expenditures to maintain current revenue levels) generated by the Company.  Historically, the Company has utilized these discretionary cash flows for growth-related capital expenditures and strategic acquisitions.  As the Company has demonstrated this year, it has the ability to substantially reduce its capital expenditures without negatively impacting the business.  The Company has continued to grow in countries with increased demand through prudent redeployment of its existing equipment.

At December 31, 2009, the Company’s metals services contracts had estimated future revenues of $3.6 billion, compared with $4.1 billion as of December 31, 2008.  The decline is primarily attributable to the revenues recognized during 2009 offset by projected volume from new and renewed contracts.  At December 31, 2009, the Company’s railway track maintenance services and equipment business had estimated future revenues of $442.3 million compared with $518.1 million as of December 31, 2008.  This is primarily due to shipment of orders during 2009, partially offset by new orders.  The railway track maintenance services and equipment business backlog includes a significant portion that will not be realized until late 2010 and later due to the long lead-time necessary to build certain equipment, and the long-term nature of certain service contracts.  In addition, as of December 31, 2009, the Company had an order backlog of $48.6 million in its All Other Category (principally for Harsco Industrial).  This compares with $121.6 million as of December 31, 2008.  The decrease from December 31, 2008 is due principally to lower demand and completion of orders during 2009.  Order backlog for scaffolding, shoring and forming services; for roofing granules and slag abrasives; and for the reclamation and recycling services of high-value content from steelmaking slag is excluded from the above amounts.  These amounts are generally not quantifiable due to the short order lead times for certain services, the nature and timing of the products and services provided and equipment rentals with the ultimate length of the rental period unknown.

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

Cash Flow Summary
The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

Summarized Cash Flow Information (In millions)	2009	2008	2007
Net cash provided by (used in):
Operating activities	$434.5	$574.3	$471.7
Investing activities	(269.4)	(443.4)	(386.1)
Financing activities	(164.1)	(155.6)	(77.7)
Effect of exchange rate changes on cash	1.8	(5.8)	12.7
Net change in cash and cash equivalents	$2.8	$(30.5)	$20.6

Cash From Operating Activities – Net cash provided by operating activities in 2009 was $434.5 million, a decrease of $139.8 million from 2008.  The decrease was primarily due to the following:

•	Lower net income in 2009 compared with 2008.
•	Higher accounts payable payments due to timing.
•	Reduction in advances on contracts due to shipments in 2009.

These decreases were partially offset by the following:

•	Higher trade receivable collections due to timing.
•	Initiatives to reduce inventory levels coupled with reduced spending on inventory throughout the Company based upon current market demand.

Cash Used in Investing Activities – In 2009, cash used in investing activities was $269.4 million consisting primarily of capital investments of $165.3 million and $103.2 million used for strategic acquisitions.  Capital investments declined $292.3 million compared with 2008, reflecting management’s initiatives to conserve capital and enhance liquidity through prudent reduction of capital investments.  Growth capital constituted 53% of investments made in 2009, with capital investments made predominantly in the industrial services businesses.  Throughout 2010, the Company plans to continue to manage its balanced portfolio and consider opportunities to invest in value creation projects.  Additionally, the Company intends to increase growth investments in the Harsco Rail Segment and the All Other Category (Harsco Minerals & Harsco Industrial) in 2010 and beyond, as these businesses continue to expand globally.

Cash Used in Financing Activities – The following table summarizes the Company’s debt and capital positions as of December 31, 2009 and 2008.

(Dollars are in millions)	December 31 2009	December 31 2008 (a)
Notes Payable and Current Maturities	$83.2	$121.1
Long-term Debt	901.7	891.8
Total Debt	984.9	1,012.9
Total Equity	1,509.8	1,450.0
Total Capital	$2,494.7	$2,462.9
Total Debt to Total Capital	39.5%	41.1%
(a)
December 2008 Equity has been retroactively adjusted to include Noncontrolling Interest as a component of Equity in accordance with changes issued by the Financial Accounting Standards Board related to consolidation accounting and reporting.

The Company’s debt as a percent of total capital decreased in 2009.  The decrease results principally from increased equity and a decline in overall debt, primarily due to lower capital expenditures.

Debt Covenants
The Company’s credit facilities and certain notes payable agreements contain a covenant stipulating a maximum debt to capital ratio of 60%.  Certain notes payable agreements also contain a covenant requiring a minimum net worth of $475 million.  In addition, one credit facility limits the proportion of subsidiary consolidated indebtedness to 10% of consolidated tangible assets.  At December 31, 2009, the Company was in compliance with these covenants with a debt to capital ratio of 39.5% and total net worth of $1.5 billion.  Based on balances at December 31, 2009, the Company could increase borrowings by approximately $1.3 billion and still be within its debt covenants.  Alternatively, keeping all other factors constant, the Company’s equity could decrease by approximately $0.9 billion and the Company would still be within its debt covenants.  Additionally, the Company’s 7.25% British pound sterling-denominated notes and its 5.75% notes include covenants that permit the note holders to redeem their notes, at par and 101% of par, respectively, in the event of a change of control of the Company or disposition of a significant portion of the Company’s assets in combination with the Company’s credit rating downgraded to non-investment grade.  The Company expects to continue to be compliant with these debt covenants one year from now.

Cash and Value-Based Management
The Company plans to continue with its strategy of targeted, prudent investing for strategic purposes for the foreseeable future, although 2009 capital investments are significantly less than 2008 as existing investments are being used more efficiently.  The long-term goal of this strategy is to create shareholder value by improving the  Company’s EVA.  Under this program the Company evaluates strategic investments based upon the investment’s economic profit.  EVA equals after-tax operating profits less a charge for the use of the capital employed to create those profits (only the service cost portion of net periodic pension cost is included for EVA purposes).  Therefore, value is created when a project or initiative produces a return above the cost of capital.  In 2009, EVA was lower compared with 2008 due principally to lower operating profits.

The Company currently expects to continue paying dividends to stockholders.  The Company has increased the dividend rate for 16 consecutive years, and in February 2010, the Company paid its 239th consecutive quarterly cash dividend.

The Company’s financial position and debt capacity should enable it to meet current and future requirements.  As additional resources are needed, the Company should be able to obtain funds readily and at competitive costs.  The Company is well-positioned financially and intends to continue investing in high-return projects and prudent, strategic bolt-on acquisitions; to reduce debt and pay cash dividends as a means of enhancing stockholder value.

Application of Critical Accounting Policies
The Company’s discussion and analysis of its financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities.  On an ongoing basis, the Company evaluates its estimates, including those related to pensions and benefits, bad debts, goodwill valuation, long-lived asset valuations, inventory valuations, insurance reserves, contingencies and income taxes.  The impact of changes in these estimates, as necessary, is reflected in the respective segment’s operating income in the period of the change.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different outcomes, assumptions or conditions.

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

Defined Benefit Pension Benefits
The Company has defined benefit pension plans in several countries.  The largest of these plans are in the United Kingdom and the United States.  The Company’s funding policy for these plans is to contribute amounts sufficient to meet the minimum funding pursuant to U.K. and U.S. statutory requirements, plus any additional amounts that the Company may determine to be appropriate.  The Company made cash contributions to its defined benefit pension plans of $28.7 million (including $8.1 million of voluntary payments) and $30.5 million during 2009 and 2008, respectively.  Additionally, the Company expects to make a minimum of $30.0 million in cash contributions to its defined benefit pension plans during 2010.

Total defined benefit net periodic pension cost for 2009 was substantially higher than the 2008 level due to the decline in pension asset values during the second half of 2008.  In an effort to mitigate a portion of this overall increased cost for future years, the Company implemented additional plan design changes for a certain international defined benefit pension plans so that accrued service is no longer granted for periods after December 31, 2008.  This action was a continuation of the Company’s overall strategy to reduce overall net periodic pension cost and volatility.

The Company continues to evaluate alternative strategies to further reduce overall net periodic pension cost including the consideration of converting the remaining defined benefit plans to defined contribution plans; the ongoing evaluation of investment fund managers’ performance; the balancing of plan assets and liabilities; the risk assessment of multi-employer pension plans; the possible merger of certain plans; the consideration of incremental cash contributions to certain plans; and other changes that could reduce future net periodic pension cost volatility and minimize risk.

Critical Estimate – Defined Benefit Pension Benefits

Accounting for defined benefit pensions requires the use of actuarial assumptions.  The principal assumptions used include the discount rate and the expected long-term rate of return on plan assets.  Each assumption is reviewed annually and represents management’s best estimate at that time.  The assumptions are selected to represent the average expected experience over time and may differ in any one year from actual experience due to changes in capital markets and the overall economy.  These differences will impact the amount of unfunded benefit obligation and the expense recognized.

The discount rates used in calculating the Company’s projected benefit obligations as of the December 31, 2009 measurement date for the U.K. and U.S. defined benefit pension plans were 5.7% and 5.9%, respectively, and the global weighted-average discount rate was 5.8%.  The discount rates selected represent the average yield on high-quality corporate bonds as of the measurement dates.  Annual net periodic pension cost is determined using the discount rates as of the measurement date at the beginning of the year.  The discount rates for 2009 expense were 6.0% for the U.K. plan and 6.1% for both the U.S. plans and the global weighted-average of plans.  Net periodic pension cost and the projected benefit obligation generally increase as the selected discount rate decreases.

The expected long-term rate of return on plan assets is determined by evaluating the asset return expectations with the Company’s advisors as well as actual, long-term, historical results of asset returns for the pension plans.  Generally the net periodic pension cost increases as the expected long-term rate of return on assets decreases.  For 2009, the global weighted-average expected long-term rate of return on asset assumption was 7.4%.  For 2010, the expected global long-term rate of return on assets is 7.5%.  This rate was determined based on a model of expected asset returns for an actively managed portfolio.

Changes in defined benefit net periodic pension cost may occur in the future due to changes in actuarial assumptions and due to changes in returns on plan assets resulting from financial market conditions.  Holding all other assumptions constant, using December 31, 2009 plan data, a one-half percent increase or decrease in the discount rate and the expected long-term rate of return on plan assets would increase or decrease annual 2010 pre-tax defined benefit net periodic pension cost as follows:

Approximate Changes in Pre-tax Defined Benefit Net Periodic Pension Cost
	U.S. Plans	U.K. Plan
Discount rate

One-half percent increase	Decrease of $0.4 million	Decrease of $2.1 million
One-half percent decrease	Increase of $0.3 million	Increase of $2.2 million

Expected long-term rate of return on plan assets

One-half percent increase	Decrease of $1.0 million	Decrease of $2.8 million
One-half percent decrease	Increase of $ 1.0 million	Increase of $2.8 million

Should circumstances change that affect these estimates, changes (either increases or decreases) to the net pension obligations may be required.  Additionally, certain events could result in the pension obligation changing at a time other than the annual measurement date.  This would occur when a benefit plan is amended or when plan curtailments occur.

See Note 8, Employee Benefit Plans, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data,” for additional disclosures related to these items.

Notes and Accounts Receivable
Notes and accounts receivable are stated at their net realizable value through the use of an allowance for doubtful accounts.  The allowance is maintained for estimated losses resulting from the inability or unwillingness of customers to make required payments.  The Company has policies and procedures in place requiring customers to be evaluated for creditworthiness prior to the execution of new service contracts or shipments of products.  These reviews are structured to minimize the Company’s risk related to realizability of its receivables.  Despite these policies and procedures, the Company may at times still experience collection problems and potential bad debts due to economic conditions within certain industries (e.g., construction and steel industries) and countries and regions in which the Company operates.  As of December 31, 2009 and 2008, trade accounts receivable of $598.3 million and $648.9 million, respectively, were net of reserves of $24.5 million and $27.9 million, respectively.

Critical Estimate – Notes and Accounts Receivable

A considerable amount of judgment is required to assess the realizability of receivables, including the current creditworthiness of each customer, related aging of the past due balances and the facts and circumstances surrounding any non-payment.  The Company’s provisions for bad debts during 2009, 2008 and 2007 were $9.3 million, $12.5 million and $7.8 million, respectively.

On a monthly basis, customer accounts are analyzed for collectibility.  Reserves are established based upon a specific-identification method as well as historical collection experience, as appropriate.  The Company also evaluates specific accounts when it becomes aware of a situation in which a customer may not be able to meet its financial obligations due to a deterioration in its financial condition, credit ratings or bankruptcy.  The reserve requirements are based on the facts available to the Company and are reevaluated and adjusted as additional information is received.  Reserves are also determined by using percentages (based upon experience) applied to certain aged receivable categories.  Specific issues are discussed with Corporate Management, and any significant changes in reserve amounts or the write-off of balances must be approved by a specifically designated Corporate Officer.  All approved items are monitored to ensure they are recorded in the proper period.  Additionally, any significant changes in reserve balances are reviewed to ensure the proper corporate approval has occurred.

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

Goodwill
The Company’s goodwill balances were $699.0 million and $631.5 million, as of December 31, 2009 and 2008, respectively.  Goodwill is not amortized but tested for impairment at the reporting unit level on an annual basis, and between annual tests whenever events or circumstances indicate that the carrying value of a reporting unit’s goodwill may exceed its fair value.

Critical Estimate – Goodwill

A discounted cash flow model is used to estimate the fair value of a reporting unit.  This model requires the use of long-term planning estimates and assumptions regarding industry-specific economic conditions that are outside the control of the Company.  The annual test for impairment includes the selection of an appropriate discount rate to value cash flow information.  The basis of this discount rate calculation is derived from several internal and external factors.  These factors include, but are not limited to, the average market price of the Company’s stock, the number of shares of stock outstanding, the book value of the Company’s debt, a long-term risk-free interest rate, and both market and size-specific risk premiums.  Additionally, assessments of future cash flows would consider, but not be limited to, the following: infrastructure plant maintenance requirements; global metals production and capacity utilization; global railway track maintenance-of-way capital spending; and other drivers of the Company’s businesses.  Changes in the overall interest rate environment may also impact the fair market value of the Company’s reporting units as this would directly influence the discount rate utilized for discounting operating cash flows, and ultimately determining a reporting unit’s fair value.  The Company’s overall market capitalization is also a factor in evaluating the fair market values of the Company’s reporting units.  Significant declines in the overall market capitalization of the Company could lead to the determination that the book value of one or more of the Company’s reporting units exceeds its fair value.  The Company’s annual goodwill impairment testing, performed as of October 1, 2009 and 2008, indicated that the fair value of all reporting units tested exceeded their respective book values and therefore no goodwill impairment was required.

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

The Company has not materially changed its methodology for goodwill impairment testing for the years presented.  For 2009, the goodwill impairment testing was conducted at the operating segment level for the Harsco Infrastructure, Harsco Metals and Harsco Rail Segments and the All Other Category.  For 2008, the goodwill impairment testing was conducted at the operating segment level for the Harsco Metals and Harsco Rail Segments and the All Other Category; and at the component level for the Harsco Infrastructure Segment.  Goodwill testing for the Harsco Infrastructure Segment was changed to the operating segment level in 2009 due to the integration of the historic business units (components) within this Segment as part of generating further operational efficiencies, global branding and facilitating global growth.

See Note 5, Goodwill and Other Intangible Assets, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data,” for additional information on goodwill and other intangible assets.

Asset Impairment
Long-lived assets are reviewed for impairment when events and circumstances indicate that the book value of an asset may be impaired.  The amounts charged against pre-tax income from continuing operations related to impaired long-lived assets were $1.5 million, $12.6 million and $0.9 million in 2009, 2008 and 2007, respectively.

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

The Company has not materially changed its methodology for calculating asset impairments for the years presented.  Commencing January 1, 2009 GAAP requires consideration of all valuation techniques for which market participant inputs can be obtained without undue cost and effort.  The use of discounted cash flows continues to be an appropriate method for determining fair value; however, methodologies such as quoted market prices must also be evaluated.

Inventories
Inventories are stated at the lower of cost or market.  Inventory balances are adjusted for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and its estimated market value.  At December 31, 2009 and 2008, inventories of $291.2 million and $309.5 million, respectively, are net of lower of cost or market reserves and obsolescence reserves of $14.6 million and $15.7 million, respectively.

Critical Estimate – Inventories

In assessing the ultimate realization of inventory balance amounts, the Company is required to make judgments as to future demand requirements and compare these with the current or committed inventory levels.  If actual market conditions are determined to be less favorable than those projected by management, additional inventory write-downs may be required and would be recorded through income in the period the determination is made.  Additionally, the Company records reserves to adjust a substantial portion of its U.S. inventory balances to the last-in, first-out (“LIFO”) method of inventory valuation.  In adjusting these reserves throughout the year, the Company estimates its year-end inventory costs and quantities.  At December 31 of each year, the reserves are adjusted to reflect actual year-end inventory costs and quantities.  During periods of inflation, the LIFO expense usually increases and during periods of deflation it decreases.  These year-end adjustments resulted in pre-tax income of $2.9 million, $1.1 million and $1.4 million in 2009, 2008 and 2007, respectively.

The Company has not materially changed its methodology for calculating inventory reserves for the years presented.

See Note 3, Accounts Receivable and Inventories, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data,” for additional disclosures related to these items.

Insurance Reserves
The Company retains a significant portion of the risk for U.S. workers’ compensation, U.K. employers’ liability, automobile, general and product liability losses.  At December 31, 2009 and 2008, the Company has recorded liabilities of $87.2 million and $97.2 million, respectively, related to both asserted as well as unasserted insurance claims.  At December 31, 2009 and 2008, $6.9 million and $17.8 million, respectively, was included in insurance liabilities related to claims covered by insurance carriers for which a corresponding receivable has been recorded.

Critical Estimate – Insurance Reserves

Reserves have been recorded based upon actuarial calculations that reflect the undiscounted estimated liabilities for ultimate losses including claims incurred but not reported.  Inherent in these estimates are assumptions that are based on the Company’s history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends.  If actual claims differ from those projected by management, changes (either increases or decreases) to insurance reserves may be required and would be recorded through income in the period the change was determined.  During 2009, 2008 and 2007, the Company recorded a retrospective insurance reserve adjustment that decreased pre-tax insurance expense from continuing operations for self-insured programs by $3.7 million, $1.8 million and $1.2 million, respectively.  The Company has programs in place to improve claims experience, such as disciplined claim and insured litigation management and a focused approach to workplace safety.

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

Critical Estimate – Legal and Other Contingencies

On a quarterly basis, recorded contingent liabilities are analyzed to determine if any adjustments are required.  Additionally, functional department heads within each business unit are consulted monthly to ensure all issues with a potential financial accounting impact, including possible reserves for contingent liabilities, have been properly identified, addressed or disposed of.  Specific issues are discussed with Corporate Management and any significant changes in reserve amounts or the adjustment or write-off of previously recorded balances must be approved by a specifically designated Corporate Officer.  If necessary, outside legal counsel, other third parties or internal experts are consulted to assess the likelihood and range of outcomes for a particular issue.  All approved changes in reserve amounts are monitored to ensure they are recorded in the proper period.  Additionally, any significant changes in reported business unit reserve balances are reviewed to ensure the proper Corporate approval has occurred.  On a quarterly basis, the Company’s business units submit a reserve listing to the Corporate headquarters which is reviewed with Corporate Management.  All significant reserve balances are discussed with a designated Corporate Officer to assess their validity, accuracy and completeness.  Anticipated changes in reserves are identified for further consideration prior to the end of a reporting period.  Any new issues that may require a reserve are also identified and discussed to ensure proper disposition.  Additionally, on a quarterly basis, all significant environmental reserve balances or issues are evaluated to assess their validity, accuracy and completeness.

The Company has not materially changed its methodology for calculating legal and other contingencies for the years presented.  There are currently no known trends, demands, commitments, events or uncertainties that are reasonably likely to occur that would materially affect the methodology or assumptions described above.

See Note 10, Commitments and Contingencies, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data,” for additional disclosure on contingencies.

Income Taxes
The Company is subject to various federal, state and local income taxes in the taxing jurisdictions where the Company operates.  At the end of each quarterly period, the Company makes its best estimate of the annual effective income tax rate and applies that rate to year-to-date income before income taxes to arrive at the year-to-date income tax provision.  As of December 31, 2009, 2008 and 2007, the Company’s net effective income tax rate on income from continuing operations was 11.6%, 26.7% and 30.7%, respectively.

Critical Estimate – Income Taxes

The annual effective income tax rates are developed giving recognition to tax rates, tax holidays, tax credits and capital losses, as well as certain exempt income and non-deductible expenses in all of the jurisdictions where the Company does business.  The income tax provision for a quarterly period incorporates any change in the year-to-date provision from the previous quarterly periods.  The Company has not materially changed its methodology for calculating income tax expense for the years presented or for quarterly periods.

The Company records deferred tax assets to the extent the Company believes these assets will more-likely-than-not be realized.  In making such determinations, the Company considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax planning strategies and recent financial operating results.  In the event the Company were to determine that it would be able to realize deferred income tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be made that would reduce the provision for income taxes.  The valuation allowance was $22.7 million and $21.5 million as of December 31, 2009 and 2008, respectively.  The valuation allowance is principally for state and international tax net operating loss carryforwards.

A tax benefit from an uncertain position may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on technical merits.  The unrecognized tax benefits at December 31, 2009 are $39 million including interest and penalties.  The unrecognized tax benefit may decrease as a result of the lapse of statute of limitations or as a result of final settlement and resolution of outstanding tax matters in various state and foreign jurisdictions.

The Company has not provided U.S. income taxes on certain of its non-U.S. subsidiaries’ undistributed earnings as such amounts are permanently reinvested outside the United States.  The Company evaluates future financial projections for its most significant subsidiaries, the need to reinvest earnings locally and the overall cash requirements of the Company.  Based upon this evaluation, the Company determined that certain undistributed earnings from non-U.S. subsidiaries are permanently reinvested.  The Company believes that it can generate sufficient cash flows to avoid the one-time tax costs associated with repatriation of U.S. undistributed earnings from prior periods.  At December 31, 2009 and 2008, such earnings were approximately $843 million and $741 million, respectively.  If these earnings were repatriated at December 31, 2009, the one-time tax cost associated with the repatriation would be approximately $163 million.

See Note 9, Income Taxes, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data,” for additional disclosures related to these items.

Research and Development
The Company invested $3.2 million, $5.3 million and $3.2 million in internal research and development programs in 2009, 2008 and 2007, respectively.  Internal funding for research and development was as follows:

	Research and Development Expense
(In millions)	2009	2008	2007
Harsco Infrastructure Segment	$1.7	$2.0	$0.7
Harsco Metals Segment	0.8	1.6	1.3
Harsco Rail Segment (a)	0.2	0.8	0.8
Segment Totals	2.7	4.4	2.8
All Other Category – Harsco Minerals & Harsco Industrial (a)	0.5	0.9	0.4
Consolidated Totals	$3.2	$5.3	$3.2
(a)
Segment information for prior periods has been reclassified to conform with the current presentation.  The Harsco Rail operating segment, which was previously a component of the All Other Category, is now reported separately.

Recently Adopted and Recently Issued Accounting Standards
See Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data,” for disclosures on recently adopted and recently issued accounting standards and their effect on the Company.

Dividend Action
The Company has paid dividends each year since 1939.  The Company paid one quarterly cash dividend of $0.195 per share and three quarterly cash dividends of $0.20 per share in 2009, for an annual rate of $0.795 per share.  This is an increase of 1.9% from 2008.  At the November 2009 meeting, the Board of Directors increased the dividend by 2.5% to an annual rate of $0.82 per share representing the Company’s 16th consecutive year of dividend increases.  The Board normally reviews the dividend rate periodically during the year and annually at its November meeting.  There are no significant restrictions on the payment of dividends.

The February 2010 dividend payment of $0.205 per share marked the 239th consecutive quarterly dividend.  In 2009, 50.7% of net earnings were paid out in dividends.  The Company is philosophically committed to maintaining or increasing the dividend at a sustainable level.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

See Part I, Item 1A, “Risk Factors,” for quantitative and qualitative disclosures about market risk.

Item 8.                   Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements and Supplementary Data

Page
Consolidated Financial Statements of Harsco Corporation:

Management’s Report on Internal Control Over Financial Reporting	52

Report of Independent Registered Public Accounting Firm	53

Consolidated Balance Sheets
December 31, 2009 and 2008	54

Consolidated Statements of Income
for the years 2009, 2008 and 2007	55

Consolidated Statements of Cash Flows
for the years 2009, 2008 and 2007	56 - 57

Consolidated Statements of Changes in Equity
for the years 2009, 2008 and 2007	58 - 59

Consolidated Statements of Comprehensive Income
for the years 2009, 2008 and 2007	60

Notes to Consolidated Financial Statements	61 - 103

Supplementary Data (Unaudited):

Two-Year Summary of Quarterly Results	104

Common Stock Price and Dividend Information	105

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

Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2009 based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting is effective as of December 31, 2009.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.

/S/ Salvatore D. Fazzolari	/S/ Stephen J. Schnoor
Salvatore D. Fazzolari	Stephen J. Schnoor
Chairman and Chief Executive Officer	Senior Vice President and Chief Financial Officer
February 23, 2010	February 23, 2010

Report of Independent Registered Public Accounting Firm

To The Stockholders of Harsco Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Harsco Corporation and its subsidiaries at December 31, 2009 and December 31, 2008 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for noncontrolling interests in 2009.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 23, 2010

HARSCO CORPORATION CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)	December 31 2009	December 31 2008 (a)
ASSETS
Current assets:
Cash and cash equivalents	$94,184	$91,336
Trade accounts receivable, net	598,318	648,880
Other receivables	30,865	46,032
Inventories	291,174	309,530
Other current assets	154,797	109,710
Total current assets	1,169,338	1,205,488
Property, plant and equipment, net	1,510,801	1,482,833
Goodwill	699,041	631,490
Intangible assets, net	150,746	141,493
Other assets	109,314	101,666
Total assets	$3,639,240	$3,562,970
LIABILITIES
Current liabilities:
Short-term borrowings	$57,380	$117,854
Current maturities of long-term debt	25,813	3,212
Accounts payable	215,504	262,783
Accrued compensation	67,652	85,237
Income taxes payable	5,931	13,395
Dividends payable	16,473	15,637
Insurance liabilities	25,533	36,553
Advances on contracts	149,413	144,237
Other current liabilities	187,403	209,518
Total current liabilities	751,102	888,426
Long-term debt	901,734	891,817
Deferred income taxes	90,993	35,442
Insurance liabilities	61,660	60,663
Retirement plan liabilities	250,075	190,153
Other liabilities	73,842	46,497
Total liabilities	2,129,406	2,112,998
COMMITMENTS AND CONTINGENCIES
HARSCO CORPORATION STOCKHOLDERS' EQUITY
Preferred stock, Series A junior participating cumulative preferred stock	—	—
Common stock, par value $1.25, issued 111,387,185 and 111,139,988 shares as of December 31, 2009 and 2008, respectively	139,234	138,925
Additional paid-in capital	137,746	137,083
Accumulated other comprehensive loss	(201,684)	(208,299)
Retained earnings	2,133,297	2,079,170
Treasury stock, at cost (31,034,126 and 30,965,452, respectively)	(735,016)	(733,203)
Total Harsco Corporation stockholders’ equity	1,473,577	1,413,676
Noncontrolling interests	36,257	36,296
Total equity	1,509,834	1,449,972
Total liabilities and equity	$3,639,240	$3,562,970

(a)
On January 1, 2009, the Company adopted changes issued by the Financial Accounting Standards Board related to consolidation accounting and reporting.  These changes, among others, require that minority interests be renamed noncontrolling interests and that a company present such noncontrolling interests as equity for all periods presented.  Balances have been reclassified accordingly.

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

Years ended December 31	2009	2008 (a)	2007 (a)
Revenues from continuing operations:
Service revenues	$2,442,198	$3,340,456	$3,166,561
Product revenues	548,379	627,366	521,599
Total revenues	2,990,577	3,967,822	3,688,160

Costs and expenses from continuing operations:
Cost of services sold	1,897,408	2,484,975	2,316,904
Cost of products sold	354,730	441,445	368,600
Selling, general and administrative expenses	509,071	602,169	538,233
Research and development expenses	3,151	5,295	3,175
Other expenses	7,561	21,950	3,443
Total costs and expenses	2,771,921	3,555,834	3,230,355

Operating income from continuing operations	218,656	411,988	457,805

Equity in income of unconsolidated entities, net	504	901	1,049
Interest income	2,928	3,608	4,968
Interest expense	(62,746)	(73,160)	(81,383)

Income from continuing operations before income taxes	159,342	343,337	382,439

Income tax expense	(18,509)	(91,820)	(117,598)

Income from continuing operations	140,833	251,517	264,841

Discontinued operations:
Income from operations of discontinued business	—	—	26,897
Gain (loss) on disposal of discontinued business	(21,907)	(1,747)	41,414
Income tax benefit (expense) related to discontinued business	6,846	(2,931)	(23,934)
Income (loss) from discontinued operations	(15,061)	(4,678)	44,377
Net Income	125,772	246,839	309,218
Less: Net income attributable to noncontrolling interests	(6,995)	(5,894)	(9,726)
Net Income attributable to Harsco Corporation	$118,777	$240,945	$299,492

Amounts attributable to Harsco Corporation common stockholders:
Income from continuing operations, net of tax	$133,838	$245,623	$255,115
Income (loss) from discontinued operations, net of tax	(15,061)	(4,678)	44,377
Net income attributable to Harsco Corporation common stockholders	$118,777	$240,945	$299,492

Weighted-average shares of common stock outstanding	80,295	83,599	84,169
Basic earnings per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$1.67	$2.94	$3.03
Discontinued operations	(0.19)	(0.06)	0.53
Basic earnings per share attributable to Harsco Corporation common stockholders	$1.48	$2.88	$3.56

Diluted weighted-average shares of common stock outstanding	80,586	84,029	84,724
Diluted earnings per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$1.66	$2.92	$3.01
Discontinued operations	(0.19)	(0.06)	0.52
Diluted earnings per share attributable to Harsco Corporation common stockholders	$1.47	$2.87 (b)	$3.53

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

HARSCO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Years ended December 31	2009	2008 (a)	2007 (a)

Cash flows from operating activities:
Net income	$125,772	$246,839	$309,218
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
Depreciation	282,976	307,847	277,397
Amortization	28,555	30,102	29,016
Equity in income of unconsolidated entities, net	(504)	(901)	(1,049)
Dividends or distributions from unconsolidated entities	410	484	181
(Gain) loss on disposal of discontinued business	21,907	1,747	(41,414)
Other, net	(15,762)	61,244	(10,388)
Changes in assets and liabilities, net of acquisitions
and dispositions of businesses:
Accounts receivable	111,207	34,198	(60,721)
Inventories	35,798	(24,238)	(106,495)
Accounts payable	(54,701)	(22,144)	18,268
Accrued interest payable	(1,305)	3,841	(1,291)
Accrued compensation	(23,402)	(15,843)	8,516
Income taxes	(36,692)	(76,346)	2,971
Advances on contracts	4,242	92,580	46,159
Other assets and liabilities	(44,043)	(65,134)	1,372

Net cash provided by operating activities	434,458	574,276	471,740

Cash flows from investing activities:
Purchases of property, plant and equipment	(165,320)	(457,617)	(443,583)
Purchase of businesses, net of cash acquired*	(103,241)	(15,539)	(254,639)
Proceeds from sales of assets	2,115	24,516	317,189
Other investing activities	(2,914)	5,222	(5,092)

Net cash used by investing activities	(269,360)	(443,418)	(386,125)

Cash flows from financing activities:
Short-term borrowings, net	(79,670)	65,239	(137,645)
Current maturities and long-term debt:
Additions	482,493	975,393	1,023,282
Reductions	(487,171)	(996,173)	(908,295)
Cash dividends paid on common stock	(63,813)	(65,632)	(59,725)
Dividends paid to noncontrolling interests	(3,487)	(5,595)	(5,668)
Purchase of noncontrolling interests	(13,057)	—	—
Contributions of equity from noncontrolling interest	5,332	—	—
Common stock issued-options	995	1,831	11,765
Common stock acquired for treasury	—	(128,577)	—
Other financing activities	(5,705)	(2,025)	(1,401)

Net cash used by financing activities	(164,083)	(155,539)	(77,687)

Effect of exchange rate changes on cash	1,833	(5,816)	12,645

Net increase (decrease) in cash and cash equivalents	2,848	(30,497)	20,573

Cash and cash equivalents at beginning of period	91,336	121,833	101,260

Cash and cash equivalents at end of period	$94,184	$91,336	$121,833

(Continued on next page)

HARSCO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

Years ended December 31	2009	2008 (a)	2007 (a)

*Purchase of businesses, net of cash acquired
Working capital, other than cash	$(2,399)	$(263)	$(17,574)
Property, plant and equipment	(68,906)	(11,961)	(45,398)
Other noncurrent assets and liabilities, net	(31,936)	(3,315)	(191,667)

Net cash used to acquire businesses	$(103,241)	$(15,539)	$(254,639)

(a)
On January 1, 2009, the Company adopted changes issued by the Financial Accounting Standards Board related to consolidation accounting and reporting.  These changes, among others, require that minority interests be renamed noncontrolling interests for all periods presented.  Results have been reclassified accordingly.

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stock
(In thousands, except share and per share amounts)	Issued	Treasury	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest (a)	Total
Balances, January 1, 2007	$85,614	$(603,171)	$166,494	$1,666,262	$(169,334)	$31,130	$1,176,995
Net income				299,492		9,726	309,218
2-for-1 stock split, 42,029,232 shares	52,536		(52,536)				—
Cash dividends declared:							(61,252)
Common @ $0.71 per share				(61,252)
Noncontrolling interests						(5,668)	(5,668)
Translation adjustments, net of deferred income taxes of $(4,380)					110,451	2,835	113,286
Cash flow hedging instrument adjustments, net of deferred income taxes of $(64)					119		119
Pension liability adjustments, net of deferred income taxes of $(24,520)					56,257		56,257
Marketable securities unrealized gains, net of deferred income taxes of $(3)					6		6
Stock options exercised, 411,864 shares	515		11,224				11,739
Other, 90 shares, and 82,700 restricted stock units (net of forfeitures)		2	26				28
Amortization of unearned compensation on restricted stock units			3,414				3,414
Balances, December 31, 2007	$138,665	$(603,169)	$128,622	$1,904,502	$(2,501)	$38,023	$1,604,142
Cumulative effect from adoption of pension accounting changes, net of deferred income taxes of $(413)				(1,453)	2,372		919
Beginning Balances, January 1, 2008	$138,665	$(603,169)	$128,622	$1,903,049	$(129)	$38,023	$1,605,061
Net income				240,945		5,894	246,839
Cash dividends declared:
Common @ $0.78 per share				(64,824)			(64,824)
Noncontrolling interests						(5,595)	(5,595)
Translation adjustments, net of deferred income taxes of $85,526					(154,572)	(2,026)	(156,598)
Cash flow hedging instrument adjustments, net of deferred income taxes of $(7,655)					20,812		20,812
Pension liability adjustments, net of deferred income taxes of $29,057					(74,340)		(74,340)
Marketable securities unrealized gains, net of deferred income taxes of $38					(70)		(70)
Stock options exercised, 121,176 shares	152		3,336				3,488
Net issuance of stock – vesting of restricted stock units, 56,847 shares	108	(1,457)	(108)				(1,457)
Treasury shares repurchased, 4,463,353 shares		(128,577)					(128,577)
Amortization of unearned compensation on restricted stock units, net of forfeitures			5,233				5,233
Balances, December 31, 2008	$138,925	$(733,203)	$137,083	$2,079,170	$(208,299)	$36,296	$1,449,972

(Continued on next page)

HARSCO CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

	Common Stock
(In thousands, except share and per share amounts)	Issued	Treasury	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest (a)	Total
Balances, December 31, 2008	$138,925	$(733,203)	$137,083	$2,079,170	$(208,299)	$36,296	$1,449,972
Net income				118,777		6,995	125,772
Cash dividends declared:
Common @ $0.805 per share				(64,650)			(64,650)
Noncontrolling interests						(3,487)	(3,487)
Translation adjustments, net of deferred income taxes of $(21,866)					96,802	262	97,064
Cash flow hedging instrument adjustments, net of deferred income taxes of $10,849					(30,041)		(30,041)
Purchase of subsidiary shares from noncontrolling interests			(3,905)			(9,141)	(13,046)
Contributions of equity from noncontrolling interest						5,332	5,332
Pension liability adjustments, net of deferred income taxes of $26,012					(60,150)		(60,150)
Marketable securities unrealized loss, net of deferred income taxes of $(2)					4		4
Stock options exercised, 92,250 shares	115	(423)	1,366				1,058
Net issuance of stock – vesting of restricted stock units, 101,918 shares	194	(1,390)	(684)				(1,880)
Amortization of unearned compensation on restricted stock units, net of forfeitures			3,886				3,886
Balances, December 31, 2009	$139,234	$(735,016)	$137,746	$2,133,297	$(201,684)	$36,257	$1,509,834

(a)
On January 1, 2009, the Company adopted changes issued by the Financial Accounting Standards Board related to consolidation accounting and reporting.  These changes, among others, require that minority interests be renamed noncontrolling interests and that a company present such noncontrolling interests as equity for all periods presented.  Amounts have been reclassified accordingly.

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)
Years ended December 31	2009	2008 (a)	2007 (a)
Net income	$125,772	$246,839	$309,218
Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes	97,064	(156,598)	113,286
Net gains (losses) on cash flow hedging instruments, net of deferred income taxes of $10,490, $(7,681) and $2 in 2009, 2008 and 2007, respectively	(29,375)	20,859	(3)
Reclassification adjustment for (gain) loss on cash flow hedging instruments, net of deferred income taxes of $359, $26 and $(66) in 2009, 2008 and 2007, respectively	(666)	(47)	122
Pension liability adjustments, net of deferred income taxes of $26,012, $29,057 and $(24,520) in 2009, 2008 and 2007, respectively	(60,150)	(74,340)	56,257
Unrealized gain (loss) on marketable securities, net of deferred income taxes of $(2), $38 and $(3) in 2009, 2008 and 2007, respectively	4	(70)	6
Total other comprehensive income (loss)	6,877	(210,196)	169,668
Total comprehensive income	132,649	36,643	478,886
Less: Comprehensive income attributable to noncontrolling interests	(7,257)	(3,868)	(12,561)
Comprehensive income attributable to Harsco Corporation	$125,392	$32,775	$466,325

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

HARSCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         Summary of Significant Accounting Policies

Consolidation
The consolidated financial statements include the accounts of Harsco Corporation and its majority-owned subsidiaries (the "Company").  Additionally, the Company consolidated five entities in 2009 and four entities in 2008 and 2007 in which it has an equity interest of 49% to 50% and exercises management control.  These entities had combined revenues of approximately $126.3 million, $172.3 million and $117.0 million, or 4.2%, 4.3% and 3.2% of the Company’s total revenues for the years ended 2009, 2008 and 2007, respectively.  Investments in unconsolidated entities (all of which are 40-50% owned) are accounted for under the equity method.  The Company does not have any off-balance sheet arrangements with unconsolidated special-purpose entities.

Reclassifications and Out-of-Period Adjustments
Certain reclassifications have been made to prior years’ amounts to conform with current year classifications.  These reclassifications relate principally to segment reporting.  The Harsco Rail operating segment, which was previously a component of the All Other Category, is now reported separately.  Also, the Gas Technologies Segment is classified as Discontinued Operations as discussed in Note 2, “Acquisitions and Dispositions.”  Additionally, all historical share and per share data have been adjusted to reflect the two-for-one stock split that was effective at the close of business on March 26, 2007.  As a result of these reclassifications, certain prior-period amounts presented for comparative purposes will not individually agree with previously filed Forms 10-K or 10-Q.

During 2009, the Company recorded non-cash out-of-period adjustments that had the net effect of reducing after-tax income by $4 million or $0.05 per diluted share.  The adjustments correct errors generated principally by the improper recognition of certain revenues and delaying the recognition of certain expenses ($9 million or $0.11 per diluted share) by one subsidiary, in one country, during the past three years.  Based upon the investigation, which is completed, these errors primarily related to the failure to receive advance customer agreement and to invoice on a timely basis for additional work performed for two customers.  The Company assessed the individual and aggregate impact of these adjustments on the current year and all prior periods and determined that the cumulative effect of the adjustments was not material to the full-year 2009 results and did not result in a material misstatement to any previously issued annual or quarterly financial statements.  Consequently, the Company recorded the $4 million net adjustment in the current year and has not revised any previously issued annual financial statements or interim financial data.

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, demand deposits and short-term investments that are highly liquid in nature and have an original maturity of three months or less.

Inventories
Inventories are stated at the lower of cost or market.  Inventories in the United States are principally accounted for using the last-in, first-out (“LIFO”) method.  Other inventories are accounted for using the first-in, first-out (“FIFO”) or average cost methods.

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

Goodwill and Other Intangible Assets
Goodwill is not amortized but tested for impairment at the reporting unit level.  A reporting unit is an operating segment or one level below an operating segment (referred to as a component).  A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component.  Accordingly, the Company performs the goodwill impairment test at the operating segment level.  The goodwill impairment tests are performed on an annual basis as of October 1 and between annual tests whenever events or circumstances indicate that the carrying value of a reporting unit’s goodwill may exceed its fair value.  A discounted cash flow model is used to estimate the fair value of a reporting unit.  This model requires the use of long-term planning forecasts and assumptions regarding industry-specific economic conditions that are outside the control of the Company.  Finite-lived intangible assets are amortized over their estimated useful lives.  See Note 5, “Goodwill and Other Intangible Assets,” for additional information on intangible assets and goodwill impairment testing.

Impairment of Long-Lived Assets (Other than Goodwill)
Long-lived assets are reviewed for impairment when events and circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company's policy is to record an impairment loss when it is determined that the carrying amount of the asset exceeds the sum of the expected undiscounted future cash flows resulting from use of the asset, and its eventual disposition.  Impairment losses are measured as the amount by which the carrying amount of the asset exceeds its fair value, normally as determined in either open market transactions or through the use of a discounted cash flow model.  Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

Revenue Recognition
Product revenues and service revenues are recognized when they are realized or realizable and when earned.  Revenue is realized or realizable and earned when all of the following criteria are met:  persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Company’s price to the buyer is fixed or determinable and collectability is reasonably assured.  Service revenues include the Harsco Infrastructure and Harsco Metals Segments as well as service revenues of the Harsco Rail Segment and the All Other Category (Harsco Minerals & Harsco Industrial).  Product revenues include the Harsco Rail Segment and the manufacturing businesses of the All Other Category (Harsco Minerals & Harsco Industrial).

Harsco Infrastructure Segment – This Segment provides services under both fixed-fee and time-and-materials short-term contracts, rents equipment under month-to-month rental contracts and, to a lesser extent, sells products to customers.  Equipment rentals are recognized as earned over the contractual rental period.  Services provided on a fixed-fee basis are recognized over the contractual period based upon the completion of specific units of accounting (i.e., erection and dismantling of equipment).  Services provided on a time-and-materials basis are recognized when earned as services are performed.  Product sales revenue is recognized when title and risk of loss transfer, and when all of the revenue recognition criteria have been met.

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

Harsco Rail Segment – This Segment sells railway track maintenance equipment and provides railway track maintenance services.  Product sales revenue is recognized generally when title and risk of loss transfer, and when all of the revenue recognition criteria have been met.  Title and risk of loss for domestic shipments generally transfers to the customer at the point of shipment.  For export sales, title and risk of loss transfer in accordance with the international commercial terms included in the specific customer contract.  Revenue may be recognized subsequent to the transfer of title and risk of loss for certain product sales, if the specific sales contract includes a customer acceptance clause that provides for different timing.  In those situations revenue is recognized after transfer of title and risk of loss and after customer acceptance.  Services are predominantly on a long-term, time-and-materials contract basis.  Revenue is recognized when earned as services are performed within the long-term contracts.

All Other Category (Harsco Minerals & Harsco Industrial) – This category includes the Minerals and Recycling Technologies and the Industrial Abrasives and Roofing Granules operating segments, as well as the Harsco Industrial IKG, Harsco Industrial Patterson-Kelley and Harsco Industrial Air-X-Changers operating segments.  These operating segments principally sell products.  Product sales revenue are recognized generally when title and risk of loss transfer, and when all of the revenue recognition criteria have been met.  Title and risk of loss for domestic shipments generally transfers to the customer at the point of shipment.  For export sales, title and risk of loss transfer in accordance with the international commercial terms included in the specific customer contract.  The Minerals and Recycling Technologies operating segment sells products and provides services.  These services are predominantly on a long-term, volume-of-production contract basis.  Contracts may include both fixed monthly fees as well as variable fees based upon specific services provided to the customer.  The fixed-fee portion is recognized periodically as earned (normally monthly) over the contractual period.  The variable-fee portion is recognized as services are performed and differs from period-to-period based upon the actual provision of services.

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

The Company records deferred tax assets to the extent the Company believes these assets will more-likely-than-not be realized.  In making such determinations, the Company considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax planning strategies and recent financial operations.  In the event the Company were to determine that it would be able to realize deferred income tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be made that would reduce the provision for income taxes.

The tax benefit from an uncertain position is recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on technical merits.  Each subsequent period the Company determines if existing or new uncertain positions meet a more-likely-than-not recognition threshold and adjust accordingly.

The Company recognizes interest and penalties related to unrecognized tax benefits within Income tax expense in the accompanying Consolidated Statements of Income.  Accrued interest and penalties are included in Other liabilities in the Consolidated Balance Sheets.

In general, it is the practice and intention of the Company to reinvest the undistributed earnings of its non-U.S. subsidiaries.  Should the Company repatriate future earnings, such amounts become subject to U.S. taxation giving recognition to current tax expense and foreign tax credits upon remittance of dividends and under certain other circumstances.

Accrued Insurance and Loss Reserves
The Company retains a significant portion of the risk for U.S. workers’ compensation, U.K. employers’ liability, automobile, general and product liability losses.  During 2009, 2008 and 2007 the Company recorded insurance expense from continuing operations related to these lines of coverage of approximately $40 million, $43 million and $37 million, respectively.  Reserves have been recorded that reflect the undiscounted estimated liabilities including claims incurred but not reported.  When a recognized liability is covered by third-party insurance, the Company records an insurance claim receivable to reflect the covered liability.  Changes in the estimates of the reserves are included in net income in the period determined.  During 2009, 2008 and 2007, the Company recorded retrospective insurance reserve adjustments that decreased pre-tax insurance expense from continuing operations for self-insured programs by $3.7 million, $1.8 million and $1.2 million, respectively.  At December 31, 2009 and 2008, the Company has recorded liabilities of $87.2 million and $97.2 million, respectively, related to both asserted as well as unasserted insurance claims.  Included in the balance at December 31, 2009 and 2008 were $6.9 million and $17.8 million, respectively, of recognized liabilities covered by insurance carriers.  Amounts estimated to be paid within one year have been classified as current Insurance liabilities, with the remainder included in non-current Insurance liabilities in the Consolidated Balance Sheets.

Warranties
The Company has recorded product warranty reserves of $4.1 million, $2.9 million and $2.9 million as of December 31, 2009, 2008 and 2007, respectively.  The Company provides for warranties of certain products as they are sold.  The following table summarizes the warranty activity for the years ended December 31, 2009, 2008 and 2007:

Warranty Activity
(In thousands)	2009	2008	2007

Balance at the beginning of the period	$2,863	$2,907	$4,805

Accruals for warranties issued during the period	4,623	3,683	3,112

Reductions related to pre-existing warranties	(1,388)	(1,524)	(1,112)

Divestiture	—	—	(980)

Warranties paid	(2,059)	(2,157)	(2,810)

Other (principally foreign currency translation)	39	(46)	(108)

Balance at end of the period	$4,078	$2,863	$2,907
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

The Company executes foreign currency forward exchange contracts to hedge transactions for firm purchase commitments, to hedge variable cash flows of forecasted transactions and for export sales denominated in foreign currencies.  These contracts are generally for 90 days or less; however, where appropriate, longer-term contracts may be utilized.  For those contracts that are designated as qualified cash flow hedges, gains or losses are recorded in Other comprehensive income (loss).

Amounts recorded in Other comprehensive income (loss) are reclassified into income in the same period or periods during which the hedged forecasted transaction affects income.  The cash flows from these contracts are classified consistent with the cash flows from the transaction being hedged (i.e., the cash flows related to contracts to hedge the purchase of fixed assets are included in cash flows from investing activities, etc.).  The Company also enters into certain forward exchange contracts that are not designated as hedges.  Gains and losses on these contracts are recognized in income based on fair market value.  For fair value hedges of a firm commitment, the gain or loss on the derivative and the offsetting gain or loss on the hedged firm commitment are recognized currently in income.

Earnings Per Share
Basic earnings per share are calculated using the weighted-average shares of common stock outstanding, while diluted earnings per share reflect the dilutive effects of restricted stock units and the potential dilution that could occur if stock options were exercised.  See Note 11, “Capital Stock,” for additional information on earnings per share.

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

Recently Adopted and Recently Issued Accounting Standards
The following accounting standards were adopted in 2009:

On September 30, 2009, the Company adopted changes issued by the FASB to the authoritative hierarchy of GAAP.  These changes established the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates.  Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification.  These changes and the Codification itself do not change GAAP.  The adoption of these changes had no impact on the Company’s consolidated financial statements, other than the manner in which new accounting standards are referenced.

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

On June 30, 2009, the Company adopted changes issued by the FASB that require a publicly traded company to disclose the fair value of its financial instruments whenever summarized financial information for interim reporting periods is issued.  Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value.  The adoption of these changes had no impact on the Company’s consolidated financial statements other than the required disclosures included in the Company’s interim financial statements.

On January 1, 2009, the Company adopted changes issued by the FASB related to disclosures about an entity’s derivative and hedging activities, including:

•	how and why an entity uses derivative instruments,
•	how derivative instruments and related hedged items are accounted for, and
•	how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.

Other than the required disclosures included in Note 13, “Financial Instruments,” the adoption of these changes had no material impact on the Company’s consolidated financial statements.

On January 1, 2009, the Company adopted changes issued by the FASB related to the consolidation accounting and reporting for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  These changes define a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  These changes require, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of income; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The presentation and disclosure requirements of these changes have been applied retrospectively.  Other than the change in presentation of noncontrolling interests, the adoption of these changes had no material impact on the Company’s consolidated financial statements.

On January 1, 2009, the Company adopted changes issued by the FASB related to the fair value accounting and reporting of nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis.  These changes define fair value, establish a framework for measuring fair value in GAAP and expand disclosures about fair value measurements.  This standard applies to other GAAP that require or permit fair value measurements and is to be applied prospectively with limited exceptions.  The adoption of these changes as they relate to nonfinancial assets and nonfinancial liabilities had no impact on the Company’s consolidated financial statements.  These provisions will be applied at such time when a nonrecurring fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that could be materially different than would have been calculated prior to the adoption of these changes.

Effective January 1, 2009, the Company adopted changes issued by the FASB on April 1, 2009 related to the accounting for business combinations.  These changes apply to all assets acquired and liabilities assumed in a business combination that arise from certain contingencies and requires (i) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period; otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met; (ii) contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be recognized initially at fair value; (iii) subsequent measurements of assets and liabilities arising from contingencies be based on a systematic and rational method depending on their nature and contingent consideration arrangements be measured subsequently; and (iv) disclosures of the amounts and measurement basis of such assets and liabilities and the nature of the contingencies.  These changes are effective for the Company for all business combinations after December 31, 2008.  The effect of its adoption had no material impact for business combinations occurring in 2009.

In December 2008, the FASB issued changes related to employers’ disclosures about postretirement benefit plan assets. These changes require disclosure of how investment allocation decisions are made; major categories of plan assets; inputs and valuation techniques used to measure fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets; and significant concentrations of risk within plan assets. These changes became effective for the Company’s year-end December 31, 2009 consolidated financial statements. As these changes only required enhanced disclosures, the adoption of these changes only impacted the notes to the Company’s consolidated financial statements.

The following accounting standards were issued in 2009 and become effective for the Company at various future dates:

In October 2009, the FASB issued changes related to the accounting for revenue recognition when multiple-deliverable revenue arrangements are present.  The changes eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method.  This method allows a vendor to use its best estimate of selling price if neither vendor-specific objective evidence nor third-party evidence of selling price exists when evaluating multiple deliverable arrangements.  These changes must be adopted no later than January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented.  The Company is currently evaluating the requirements of these changes and has not yet determined the impact on the consolidated financial statements.

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

These changes became effective for the Company on January 1, 2010.  The adoption of these changes had no impact on the Company’s consolidated financial statements other than the required disclosures that will be included in the Company’s future financial statements.

2.         Acquisitions and Dispositions

Acquisitions

In November 2009, the Company acquired ESCO Interamerica, Ltd. (“ESCO”), a Costa Rica-based provider of engineering and equipment services to the infrastructure sector in seven countries within Central and South America and the Caribbean.  ESCO generated revenues of approximately $50 million in 2008 and has been included in the Harsco Infrastructure Segment.

In October 2009, the Company acquired Nicol UK Ltd. (“Nicol”), a United Kingdom-based multi-disciplined provider of industrial maintenance services, multi-craft site services and scaffolding to major petrochemical, energy and industrial clients.  This business generated revenues of approximately $25 million in 2008 and has been included in the Harsco Infrastructure Segment.

In September 2009, the Company formed a partnership in Saudi Arabia that will provide highly-engineered scaffolding and formwork systems and expert installation services to the infrastructure and construction markets.  The Company contributed $5.3 million to form this partnership, which has been included in the Harsco Infrastructure Segment.  In September 2009, the partnership acquired the net assets of Saudi Express Transport LLC, which generated revenues of approximately $22 million in 2008.

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

Inclusion of the pro-forma financial information for the above transactions is not necessary due to the immaterial size of the acquisitions, individually and in the aggregate.

In January 2010, the Company acquired Bell Scaffolding Group (“Bell”), an Australia-based infrastructure solutions provider serving the industrial, infrastructure and commercial construction sectors.  Bell’s capabilities range from technical design and support through supply and erect contracts.  Bell generated revenues of approximately $40 million in 2008 and will be included in the Harsco Infrastructure Segment.

Net Income Attributable to the Company and Transfers to Noncontrolling Interest
The purpose of the following schedule is to disclose the effects of changes in the Company’s ownership interest in its subsidiaries on the Company’s equity.

	For the Years Ended December 31
(In thousands)	2009	2008	2007

Net income attributable to the Company	$118,777	$240,945	$299,492

Decrease in the Company’s paid-in capital for purchase of partnership interests	(3,905)	—	—

Change from net income attributable to the Company and transfers to noncontrolling interest	$114,872	$240,945	$299,492

Dispositions
Consistent with the Company’s strategic focus to grow and allocate financial resources to its industrial services businesses, on December 7, 2007, the Company sold its Gas Technologies Segment to Taylor Wharton International.  The terms of the sale include a total purchase price of $340 million, including $300 million paid in cash at closing and $40 million payable in the form of an earnout contingent on the Gas Technologies group achieving certain performance targets in 2008 or 2009.  The thresholds for achieving the earnout for both 2008 and 2009 were not met.  The Company recorded a $26.4 million after-tax gain on the sale in the fourth quarter of 2007.  In 2008, the Company recorded a loss from discontinued operations of $4.7 million, comprised of $1.7 million of working capital adjustments and other costs associated with this disposition, coupled with the tax effect from the final purchase price allocation.  The Company recorded $15.1 million in after-tax charges in Discontinued Operations in 2009 related to the settlement of working capital adjustment claims and other costs associated with arbitration proceedings as described in Note 10, “Commitments and Contingencies.”  This business recorded revenues and operating income of $384.9 million and $26.9 million, respectively, for the year ended December 31, 2007.  The Consolidated Statements of Income for the years ended 2009, 2008 and 2007 reflect the Gas Technologies Segment’s results in discontinued operations.

3.         Accounts Receivable and Inventories

At December 31, 2009 and 2008, Trade accounts receivable of $598.3 million and $648.9 million, respectively, were net of allowances for doubtful accounts of $24.5 million and $27.9 million, respectively.  The decrease in accounts receivable from December 31, 2008 related principally to lower sales levels in the fourth quarter of 2009.  The provision for doubtful accounts was $9.3 million, $12.5 million and $7.8 million for 2009, 2008 and 2007, respectively.  Other receivables of $30.9 million and $46.0 million at December 31, 2009 and 2008, respectively, include insurance claim receivables, employee receivables, tax claim receivables and other miscellaneous receivables not included in Trade accounts receivable, net.

Inventories consist of the following:

	Inventories
(In thousands)	2009	2008
Finished goods	$146,104	$156,490
Work-in-process	19,381	21,918
Raw materials and purchased parts	84,542	83,372
Stores and supplies	41,147	47,750
Total inventories	$291,174	$309,530
Valued at lower of cost or market:
Last-in, first-out (“LIFO”) basis	$111,641	$105,959
First-in, first-out (“FIFO”) basis	13,877	15,140
Average cost basis	165,656	188,431
Total inventories	$291,174	$309,530

Inventories valued on the LIFO basis at December 31, 2009 and 2008 were approximately $24.2 million and $32.8 million, respectively, less than the amounts of such inventories valued at current costs.

As a result of reducing certain inventory quantities valued on the LIFO basis, net income increased from that which would have been recorded under the FIFO basis of valuation by $1.7 million in 2009, $0.3 million in 2008 and less than $0.1 million in 2007.

4.           Property, Plant and Equipment

Property, plant and equipment consists of the following:

(In thousands)	2009	2008
Land and improvements	$46,198	$41,913
Buildings and improvements	207,280	167,606
Machinery and equipment	3,146,358	2,905,398
Uncompleted construction	50,252	75,210
Gross property, plant and equipment	3,450,088	3,190,127
Less accumulated depreciation	(1,939,287)	(1,707,294)
Net property, plant and equipment	$1,510,801	$1,482,833

The estimated useful lives of different types of assets are generally:

Land improvements	5 to 20 years

Buildings and improvements	5 to 40 years

Machinery and equipment	3 to 20 years

Leasehold improvements	Estimated useful life of the improvement or, if shorter, the life of the lease

5.           Goodwill and Other Intangible Assets

Goodwill is tested for impairment at the reporting unit level on an annual basis, and between annual tests whenever events or circumstances indicate that the carrying value of a reporting unit’s goodwill may exceed its fair value.  Reporting units are either the Company’s operating segments, or business units within these segments, which are referred to herein as components.  For 2009, the goodwill impairment testing was conducted at the operating segment level for the Harsco Infrastructure, Harsco Metals and Harsco Rail Segments and the All Other Category.  For 2008, the goodwill impairment testing was conducted at the operating segment level for the Harsco Metals and Harsco Rail Segments and the All Other Category; and at the component level for the Harsco Infrastructure Segment.  Goodwill testing for the Harsco Infrastructure Segment was changed to the operating segment level in 2009 due to the integration of the historic business units (components) within this Segment as part of generating further operational efficiencies, global branding and facilitating global growth.

Impairment testing is a two-step process.  Step one is a comparison of each reporting unit’s fair value to its book value.  If the fair value of the reporting unit exceeds the book value, step two of the test is not required.  Step two requires the allocation of fair values to assets and liabilities as if the reporting unit had just been purchased, resulting in the implied fair value of goodwill.  If the carrying value of the goodwill exceeds the implied fair value of goodwill, a write down to the implied fair value of goodwill would be required.

The Company uses a discounted cash flow model to estimate the fair value of a reporting unit in performing step one of the testing.  This model requires the use of long-term planning estimates and assumptions regarding industry-specific economic conditions that are outside the control of the Company.  Assessments of future cash flows would consider, but not be limited to, the following: global industrial plant maintenance requirements; global infrastructure construction; global metals production and capacity utilization; global railway track maintenance-of-way capital spending; and other drivers of the Company’s businesses.  Changes in the overall interest rate environment may also impact the fair market value of the Company’s reporting units as this would directly influence the rate utilized for discounting operating cash flows, and ultimately determining a reporting unit’s fair value.  The Company’s overall market capitalization is also a factor in evaluating the fair market values of the Company’s reporting units.  Significant declines in the overall market capitalization of the Company could lead to the determination that the book value of one or more of the Company’s reporting units exceeds their fair value.  The Company performed required annual testing for goodwill impairment as of October 1, 2009 and 2008 and all reporting units of the Company passed the step one testing thereby indicating that no goodwill impairment exists.  Additionally, the Company determined that as of December 31, 2009 no interim impairment testing was necessary.  However, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

The following table reflects the changes in carrying amounts of goodwill by segment for the years ended December 31, 2008 and 2009:

Goodwill by Segment
(In thousands)	Harsco Infrastructure Segment	Harsco Metals Segment	Harsco Rail Segment	All Other Category (a) – Harsco Minerals & Harsco Industrial	Consolidated Totals
Balance as of December 31, 2007	$254,856	$348,311	$8,118	$108,784	$720,069

Goodwill acquired during year (b)	12,045	—	—	—	12,045

Changes to Goodwill (c)	1,262	(4,892)	254	12	(3,364)

Foreign currency translation	(47,616)	(43,806)	—	(5,838)	(97,260)

Balance as of December 31, 2008	$220,547	$299,613	$8,372	$102,958	$631,490

Goodwill acquired during year (d)	29,601	—	—	—	29,601

Changes to Goodwill (e)	(68)	480	607	1,137	2,156

Foreign currency translation	16,039	15,652	—	4,103	35,794

Balance as of December 31, 2009	$266,119	$315,745	$8,979	$108,198	$699,041

(a)	All Other Category has been adjusted for comparative purposes to exclude the Harsco Rail Segment, which has been reclassified as a reportable Segment based on 2009 results.
(b)	Relates to acquisitions of Baviera S.R.L., Buckley Scaffolding and Sovereign Access Services Limited.
(c)	Relates principally to opening balance sheet adjustments.
(d)	Relates principally to the ESCO acquisition.
(e)	Relates principally to payment of contingent consideration on acquisitions made prior to 2009.

Goodwill is net of accumulated amortization of $98.7 million and $95.9 million at December 31, 2009 and 2008, respectively.  The increase in accumulated amortization from December 31, 2008 is due to foreign currency translation.

Intangible assets totaled $150.9 million, net of accumulated amortization of $95.8 million at December 31, 2009 and $141.5 million, net of accumulated amortization of $65.4 million at December 31, 2008.  The following table reflects these intangible assets by major category:

Intangible Assets
	December 31, 2009		December 31, 2008
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer relationships	$165,092	$61,547	$138,752	$40,821

Non-compete agreements	1,440	1,346	1,414	1,196

Patents	7,043	4,597	6,316	4,116

Other	73,143	28,336	60,495	19,309

Total	$246,718	$95,826	$206,977	$65,442

The increase in intangible assets for 2009 was due principally to intangible assets acquired in the acquisitions discussed in Note 2, “Acquisitions and Dispositions.”  As part of these transactions, the Company acquired the following intangible assets (by major class) that are subject to amortization:

Acquired Intangible Assets
(In thousands)	Gross Carrying Amount	Residual Value	Weighted-average amortization period

Customer relationships	$19,823	None	9 years

Patents	574	None	15 years

Other	7,677	None	5 years

Total	$28,074

There were no research and development assets acquired and written off in 2009, 2008 or 2007.

Amortization expense for intangible assets was $26.4 million, $28.1 million and $27.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.  The following table shows the estimated amortization expense for the next five fiscal years based on current intangible assets.

(In thousands)	2010	2011	2012	2013	2014

Estimated amortization expense (a)	$31,865	$29,953	$16,353	$14,496	$12,761

(a)	These estimated amortization expense amounts do not reflect the potential effect of future foreign currency exchange rate fluctuations.

6.         Debt and Credit Agreements

The Company has various credit facilities and commercial paper programs available for use throughout the world.  The following table illustrates the amounts outstanding on credit facilities and commercial paper programs, and available credit at December 31, 2009.  These credit facilities and programs are described in more detail below the table.

Credit Facilities as of December 31, 2009
(In thousands)	Facility Limit	Outstanding Balance	Available Credit

U.S. commercial paper program	$550,000	$20,949	$529,051

Euro commercial paper program	286,320	28,999	257,321

Multi-year revolving credit facility (a)	570,000	—	570,000

Bilateral credit facility (b)	30,000	—	30,000

Totals at December 31, 2009	$1,436,320	$49,948	$1,386,372	(c)

(a)	U.S.-based program.
(b)	International-based program.
(c)
Although the Company has significant available credit, in practice, the Company limits aggregate commercial paper and credit facility borrowings at any one-time to a maximum of $600.0 million (the aggregate amount of the back-up facilities).

The Company has a U.S. commercial paper borrowing program under which it can issue up to $550 million of short-term notes in the U.S. commercial paper market.  In addition, the Company has a 200 million euro commercial paper program, equivalent to approximately $286.3 million at December 31, 2009, which is used to fund the Company's international operations.  At December 31, 2009 and 2008, the Company had $20.9 million and $35.9 million of U.S. commercial paper outstanding, respectively; and $29.0 million and $9.0 million outstanding, respectively, under its European-based commercial paper program.  At December 31, 2008, the Company also had $50.0 million outstanding under its previous 364-day revolving credit line, which was repaid in 2009 and subsequently replaced by the $570 million multi-year credit facility.  These borrowings are classified as long-term debt when the Company has the ability and intent to refinance them on a long-term basis through existing long-term credit facilities.  At December 31, 2009 and 2008, the Company classified $49.9 million and $94.9 million, respectively, of commercial paper and advances as short-term debt.  There were no remaining commercial paper or advances to be reclassified as long-term debt at December 31, 2009 or 2008.

During the fourth quarter of 2009, the Company entered into a multi-year revolving credit facility in the amount of $570 million, through a syndicate of 21 banks, which matures in December 2012.  This new facility replaces the $220 million 364-day revolving credit facility, which expired in November 2009, and the $450 million credit facility the Company terminated in the fourth quarter of 2009.  This facility serves as back-up to the Company's commercial paper programs.  Interest rates on the facility are based upon either the announced Citibank Prime Rate, the Federal Funds Effective Rate plus a margin or LIBOR plus a margin.  The Company pays a facility fee (0.275% per annum as of December 31, 2009) that varies based upon its credit ratings.  At December 31, 2009, there were no borrowings outstanding on this credit facility.

The Company’s bilateral credit facility was amended in December 2009 to extend the maturity date to December 2010.  The facility serves as back-up to the Company’s commercial paper programs and also provides available financing for the Company’s European operations.  Borrowings under this facility are available in most major currencies with active markets at interest rates based upon LIBOR plus a margin.  Borrowings outstanding at expiration may be repaid over the succeeding 12 months.  As of December 31, 2009 and 2008, there were no borrowings outstanding on this facility.

Short-term borrowings amounted to $57.4 million and $117.9 million at December 31, 2009 and 2008, respectively.  This included commercial paper and advances of $49.9 million and $94.9 million at December 31, 2009 and 2008, respectively.  Other than the commercial paper borrowings and advances, short-term debt was principally bank overdrafts.  The weighted-average interest rate for short-term borrowings at December 31, 2009 and 2008 was 0.9% and 3.8%, respectively.

	Long-Term Debt
(In thousands)	2009	2008
5.75% notes due May 1, 2018	$447,029	$446,762
7.25% British pound sterling-denominated notes due October 27, 2010	322,700	290,777
5.125% notes due September 15, 2013	149,392	149,247
Other financing payable in varying amounts due through 2016 with a weighted average interest rate of 8.0% and 7.5% as of December 31, 2009 and 2008, respectively	8,426	8,243
	927,547	895,029
Less: current maturities	(25,813)	(3,212)
Total Long-term Debt	$901,734	$891,817

At December 31, 2009, most of the Company’s 7.25% British pound sterling-denominated notes that are due in October 2010 are classified as long-term debt based on the Company’s ability and intent to refinance this debt using either the public debt markets or its existing multi-year revolving credit facility, which matures in 2012.  Current maturities of long-term debt include a portion of the 7.25% British pound sterling-denominated notes that the Company believes exceeds the amount it will refinance and a portion of other financing payables.

The maturities of long-term debt for the four years following December 31, 2010 are as follows:

(In thousands)
2011	$3,739
2012	301,247
2013	149,536
2014	57

Cash payments for interest on all debt from continuing operations were $61.5 million, $71.6 million and $80.3 million in 2009, 2008 and 2007, respectively.

The Company’s credit facilities and certain notes payable agreements contain a covenant stipulating a maximum debt to capital ratio of 60%.  Certain notes payable agreements also contain a covenant requiring a minimum net worth of $475 million.  In addition, one credit facility limits the proportion of subsidiary consolidated indebtedness to a maximum of 10% of consolidated tangible assets.  The Company’s 7.25% British pound sterling-denominated notes and its 5.75% notes also include covenants that permit the note holders to redeem their notes, at par and 101% of par, respectively, in the event of a change of control of the Company or disposition of a significant portion of the Company’s assets in combination with the Company’s credit rating being downgraded to non-investment grade.  At December 31, 2009, the Company was in compliance with these covenants.

7.         Leases

The Company leases certain property and equipment under noncancelable operating leases.  Rental expense (for continuing operations) under such operating leases was $64.3 million, $65.0 million and $70.4 million in 2009, 2008 and 2007, respectively.

Future minimum payments under operating leases with noncancelable terms are as follows:

(In thousands)
2010	$45,500
2011	31,540
2012	23,230
2013	18,749
2014	15,737
After 2014	27,521

Total minimum rentals to be received in the future under noncancelable subleases as of December 31, 2009 are $8.0 million.

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

For most U.S. defined benefit pension plans and a majority of international defined benefit pension plans, accrued service is no longer granted.  In place of these plans, the Company has established defined contribution pension plans providing for the Company to contribute a specified matching amount for participating employees’ contributions to the plan.  Domestically, this match is made on employee contributions up to 4% of their eligible compensation.  Additionally, the Company may provide a discretionary contribution of up to 2% of compensation for eligible employees.  Internationally, this match is up to 6% of eligible compensation with an additional 2% going towards insurance and administrative costs.  The Company believes the defined contribution plans provide a more predictable and less volatile net periodic pension cost than exists under defined benefit plans.

(In thousands)	U.S. Plans			International Plans
	2009	2008	2007	2009	2008	2007
Net Periodic Pension Cost (Income)
Defined benefit plans:
Service cost	$1,790	$1,740	$3,033	$3,977	$8,729	$9,031
Interest cost	14,104	15,197	15,511	42,854	50,146	50,118
Expected return on plan assets	(14,598)	(23,812)	(22,943)	(41,453)	(58,166)	(61,574)
Recognized prior service costs	351	333	686	353	897	938
Recognized losses	3,466	1,167	1,314	9,353	10,317	15,254
Amortization of transition liability	—	—	—	33	29	36
Settlement/Curtailment loss (gain)	4	(620)	2,091	(341)	1,536	—
Defined benefit plans pension cost (income)	5,117	(5,995)	(308)	14,776	13,488	13,803
Less Discontinued Operations included in above	—	(694)	2,748	—	—	477
Defined benefit plans pension cost (income) – continuing operations	5,117	(5,301)	(3,056)	14,776	13,488	13,326
Multi-employer plans (a)	12,533	15,231	13,552	9,201	10,143	10,361
Defined contribution plans (a)	7,104	7,806	9,628	8,235	8,131	7,741

Net periodic pension cost – continuing operations	$24,754	$17,736	$20,124	$32,212	$31,762	$31,428

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

The change in the financial status of the pension plans and amounts recognized in the Consolidated Balance Sheets at December 31, 2009 and 2008 are as follows:

Defined Benefit Pension Benefits	U. S. Plans		International Plans
(In thousands)	2009	2008	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$238,347	$268,710	$698,836	$987,894
Service cost	1,790	1,740	3,977	8,729
Interest cost	14,104	15,197	42,854	50,146
Plan participants’ contributions	—	—	1,131	2,311
Amendments	—	890	—	(111)
Adoption of measurement date change	—	598	—	5,154
Actuarial loss (gain)	8,638	(10,145)	102,390	(58,507)
Settlements/curtailments	—	—	(1,564)	(10,388)
Benefits paid	(15,616)	(15,721)	(35,771)	(35,695)
Divestiture of Gas Technologies Segment	—	(22,922)	—	(678)
Effect of foreign currency	—	—	76,029	(250,019)
Benefit obligation at end of year	$247,263	$238,347	$887,882	$698,836
Change in plan assets:
Fair value of plan assets at beginning of year	$189,686	$311,193	$558,757	$905,849
Actual return on plan assets	39,730	(83,794)	67,925	(99,645)
Employer contributions	3,119	1,600	25,601	28,865
Plan participants’ contributions	—	—	1,131	2,310
Settlements/curtailments	—	—	(1,110)	(237)
Benefits paid	(15,616)	(15,721)	(33,238)	(34,182)
Adoption of measurement date change	—	(2,495)	—	(5,946)
Divestiture of Gas Technologies Segment	—	(21,097)	—	—
Effect of foreign currency	—	—	59,952	(238,257)
Fair value of plan assets at end of year	$216,919	$189,686	$679,018	$558,757
Funded status at end of year	$(30,344)	$(48,661)	$(208,864)	$(140,079)

In 2008, the actual return on the Company’s U.S. and international plans’ assets reflects the decline in pension asset values during the second half of 2008.  This decline was due to the financial crisis and the deterioration of global economic conditions.

Defined Benefit Pension Benefits	U. S. Plans		International Plans
(In thousands)	2009	2008	2009	2008
Amounts recognized in the Consolidated Balance Sheets consist of the following:
Noncurrent assets	$1,676	$232	$7,929	$5,072
Current liabilities	(2,175)	(2,111)	(1,129)	(1,897)
Noncurrent liabilities	(29,845)	(46,782)	(215,664)	(143,254)
Accumulated other comprehensive loss before tax	89,209	109,523	357,388	260,765

Amounts recognized in Accumulated other comprehensive loss consist of the following:

	U. S. Plans		International Plans
(In thousands)	2009	2008	2009	2008
Net actuarial loss	$87,712	$107,672	$354,201	$257,393
Prior service cost	1,497	1,851	2,972	3,184
Transition obligation	—	—	215	188
Total	$89,209	$109,523	$357,388	$260,765

The estimated amounts that will be amortized from accumulated other comprehensive loss into defined benefit net periodic pension cost in 2010 are as follows:

(In thousands)	U. S. Plans	International Plans
Net actuarial loss	$2,611	$12,644
Prior service cost	339	384
Transition obligation	—	56
Total	$2,950	$13,084

The Company’s estimate of expected contributions to be paid in year 2010 for the U.S. defined benefit plans is $2.2 million and for the international defined benefit plans is $27.8 million.

Contributions to multi-employer pension plans were $22.5 million, $26.1 million and $24.2 million in years 2009, 2008 and 2007, respectively.

Future Benefit Payments
The expected benefit payments for defined benefit plans over the next 10 years are as follows:

(In millions)	U.S. Plans	International Plans
2010	$15.2	$34.2
2011	16.7	35.8
2012	15.9	37.3
2013	17.4	38.9
2014	18.0	40.6
2015 - 2019	87.8	231.4

Net Periodic Pension Cost Assumptions
The weighted-average actuarial assumptions used to determine the net periodic pension cost for the years ended December 31 were as follows:

	Global Weighted Average December 31
	2009	2008	2007
Discount rates	6.1%	5.9%	5.3%
Expected long-term rates of return on plan assets	7.4%	7.6%	7.6%
Rates of compensation increase	3.4%	3.6%	3.3%

	U. S. Plans December 31			International Plans December 31
	2009	2008	2007	2009	2008	2007
Discount rates	6.1%	6.2%	5.9%	6.0%	5.8%	5.1%
Expected long-term rates of return on plan assets	8.0%	8.3%	8.3%	7.1%	7.3%	7.3%
Rates of compensation increase	4.0%	4.8%	4.5%	3.4%	3.5%	3.2%

The expected long-term rates of return on plan assets for the 2010 net periodic pension cost are 8.0% for the U.S. plans and 7.1% for the international plans.

Defined Benefit Pension Obligation Assumptions
The weighted-average actuarial assumptions used to determine the defined benefit pension plan obligations at December 31 were as follows:

	Global Weighted Average December 31
	2009	2008
Discount rates	5.8%	6.1%
Rates of compensation increase	3.6%	3.4%

	U.S. Plans December 31		International Plans December 31
	2009	2008	2009	2008
Discount rates	5.9%	6.1%	5.7%	6.0%
Rates of compensation increase	3.0%	4.0%	3.6%	3.4%

The U.S. discount rate was determined using a yield curve that was produced from a universe containing approximately 500 U.S. dollar-denominated, AA-graded corporate bonds, all of which were noncallable (or callable with make-whole provisions), and excluding the 10% of the bonds with the highest yields and the 10% with the lowest yields.  The discount rate was then developed as the level-equivalent rate that would produce the same present value as that using spot rates to discount the projected benefit payments.  For international plans, the discount rate is aligned to corporate bond yields in the local markets, normally AA-rated corporations.  The process and selection seeks to approximate the cash outflows with the timing and amounts of the expected benefit payments.

Accumulated Benefit Obligations
The accumulated benefit obligation for all defined benefit pension plans at December 31 was as follows:

(In millions)	U.S. Plans	International Plans
2009	$247.1	$877.7
2008	$237.8	$687.7

Plans with Accumulated Benefit Obligation in Excess of Plan Assets
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets at December 31 were as follows:

	U. S. Plans		International Plans
(In millions)	2009	2008	2009	2008
Projected benefit obligation	$238.0	$228.7	$843.7	$659.5
Accumulated benefit obligation	238.0	228.5	838.5	656.1
Fair value of plan assets	206.0	179.8	627.5	517.3

The asset allocations attributable to the Company’s U.S. defined benefit pension plans at December 31, 2009 and 2008, and the long-term target allocation of plan assets, by asset category, are as follows:

U.S. Plans Asset Category	Target Long-Term Allocation	Percentage of Plan Assets at
		December 31, 2009	December 31, 2008
Domestic Equity Securities	41% - 51%	47.5%	42.5%
International Equity Securities	4.5% - 14.5%	11.1%	8.8%
Fixed Income Securities	27% - 37%	32.7%	39.6%
Cash & Cash Equivalents	0% - 5%	1.4%	1.4%
Other	6% - 18%	7.3%	7.7%

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

The Company reviews the long-term expected return-on-asset assumption on a periodic basis taking into account a variety of factors including the historical investment returns achieved over a long-term period, the targeted allocation of plan assets and future expectations based on a model of asset returns for an actively managed portfolio, inflation and administrative/other expenses.  The model simulates 500 different capital market results over 15 years.  For 2010, the expected return-on-asset assumption for U.S. plans is 8.00%, which is the same assumption as for 2009.

The U.S. defined benefit pension plans assets include 431,033 shares of the Company’s stock valued at $13.9 million at December 31, 2009 and 434,088 shares of the Company’s common stock valued at $12.0 million at December 31, 2008.  These shares represented 6.4% of total plan assets at December 31, 2009 and 2008.  Dividends paid to the pension plans on the Company stock amounted to $0.3 million, $0.3 million and $0.5 million in 2009, 2008 and 2007, respectively.

The asset allocations attributable to the Company’s international defined benefit pension plans at December 31, 2009 and 2008 and the long-term target allocation of plan assets, by asset category, are as follows:

International Plans Asset Category	Target Long-Term Allocation	Percentage of Plan Assets at
		December 31, 2009	December 31, 2008
Equity Securities	50.0%	46.0%	42.0%
Fixed Income Securities	40.0%	43.9%	47.4%
Cash & Cash Equivalents	0.0%	1.5%	0.2%
Other	10.0%	8.6%	10.4%

Plan assets as of December 31, 2009 in the U.K. defined benefit pension plan amounted to 84.7% of the international pension assets.  These assets are allocated among various categories of equities, fixed income, cash and cash equivalents with professional investment managers whose performance is actively monitored.  The primary investment objective is long-term growth of assets in order to meet present and future benefit obligations.  The Company periodically conducts asset/liability modeling studies and accordingly adjusts investment amounts within asset categories to ensure the long-term investment strategy is aligned with the profile of benefit obligations.

For the international long-term rate of return assumption, the Company considered the current level of expected returns in risk-free investments (primarily government bonds), the historical level of the risk premium associated with other asset classes in which the portfolio is invested and the expectations for future returns of each asset class and plan expenses.  The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets.  For 2010, the expected return-on-asset assumption for the U.K. plan is 7.5%, which is the same assumption as for 2009.  The remaining international pension plans, with assets representing 15.3% of the international pension assets, are under the guidance of professional investment managers and have similar investment objectives.

The fair values of the Company’s U.S. pension plans’ assets at December 31, 2009 by asset category are as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
Domestic equities:
Common stocks	$50,211	$50,211	$—	$—
Mutual funds - equities	52,734	13,892	38,842	—
International equities – mutual funds	24,035	11,012	13,023	—
Fixed income securities
U.S. Treasuries and collateralized securities	25,525	—	25,525	—
Corporate bonds and notes	6,327	6,327	—	—
Mutual funds - bonds	39,110	39,110	—	—
Other – mutual funds	16,039	15,918	121	—
Cash and money market accounts	2,938	2,938	—	—
Total	$216,919	$139,408	$77,511	$—

The fair values of the Company’s international pension plans’ assets at December 31, 2009 by asset category are as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
Equity securities
Common stocks	$35,037	$35,037	$—	$—
Mutual funds - equities	277,069	120,356	156,713	—
Fixed income investments
British government securities	46,299	—	46,299	—
Corporate bonds and notes	26,809	26,809	—	—
Mutual funds – bonds	168,201	—	168,201	—
Insurance contracts	56,955	—	56,955	—
Other:
Real estate funds / limited partnerships	40,177	—	29,183	10,994
Other mutual funds	18,190	15,033	3,157	—
Cash and money market accounts	10,281	10,281	—	—
Total	$679,018	$207,516	$460,508	$10,994

The following table summarizes changes in the fair value of Level 3 assets for the year ended December 31, 2009:

(In thousands)	Real Estate Limited Partnerships
Balance at December 31, 2008	$8,438
Actual return on plan assets:
Relating to assets still held at year—end	2,556
Balance at December 31, 2009	$10,994

Following is a description of the valuation methodologies used for the plans’ investments measured at fair value:

•
Level 1 Fair Value Measurements - Investments in interest-bearing cash are stated at cost, which approximates fair value.  The fair values of money market accounts and certain mutual funds are based on quoted net asset values of the shares held by the Plan at year-end.  The fair values of common and foreign stocks and corporate bonds, notes and convertible debentures are valued at the closing price reported in the active market on which the individual securities are traded.

•
Level 2 Fair Value Measurements - The fair values of investments in mutual funds for which quoted net asset values in an active market are not available are valued by the investment advisor based on the current market values of the underlying assets of the mutual fund based on information reported by the investment consistent with audited financial statements of the mutual fund.  Further information concerning these mutual funds may be obtained from their separate audited financial statements.  Investments in U.S. Treasury notes and collateralized securities are valued based on yields currently available on comparable securities of issuers with similar credit ratings.

•
Level 3 Fair Value Measurements – Real estate limited partnership interests are valued by the general partners based on the underlying assets.  The limited partnership interests are valued using unobservable inputs and have been classified within Level 3 of the fair value hierarchy.

Effective for the year ending December 31, 2008, changes in pension accounting issued by the FASB required the consistent measurement of plan assets and benefit obligations as of the date of the Company’s fiscal year-end statement of financial position.  Since the Company previously used an October 31 measurement date for its U.S. defined benefit pension plans and a September 30 measurement date for most of its international defined benefit pension plans, the standard required the Company to change those measurement dates in 2008 to December 31.  In order to record the effects of the change to a December 31 measurement date, the Company chose to use the measurements determined as of October 31, 2007 and September 30, 2007 and estimate the net periodic benefit cost for the 14-month and 15-month periods, respectively, ending December 31, 2008, exclusive of any curtailment or settlement gains or losses.  Amounts allocated proportionately to the 2-month and 3-month periods ended December 31, 2007 (the “short periods”) were recorded as an adjustment to retained earnings, effective January 1, 2008.  The remaining costs were recognized as net periodic pension cost during the year ended December 31, 2008.  The following table sets forth the adjustments to retained earnings and Accumulated other comprehensive income (“AOCI”) resulting from the measurement date change, net of tax for the short periods:

Impact of Measurement Date Change
	U. S. Defined Benefit Pension Plans		International Defined Benefit Pension Plans		Other Post-Retirement Benefit Plans
(In thousands)	Retained Earnings	AOCI	Retained Earnings	AOCI	Retained Earnings	AOCI

Service cost, interest cost and expected return on plan assets	$576	$—	$364	$—	$(21)	$—
Amortization of prior service cost and actuarial gain (loss)	(169)	169	(2,207)	2,207	4	(4)
Net adjustment recognized	$407	$169	$(1,843)	$2,207	$(17)	$(4)

9.	Income Taxes

Income from continuing operations before income taxes and noncontrolling interest as reported in the Consolidated Statements of Income consists of the following:

(In thousands)	2009	2008	2007

United States	$51,529	$98,842	$110,926
International	107,813	244,495	271,513
Total income before income taxes and noncontrolling interest	$159,342	$343,337	$382,439

Income tax expense (benefit):
Currently payable:
Federal	$23,886	$33,873	$37,917
State	1,591	1,988	8,670
International	26,938	54,817	68,688
Total income taxes currently payable	52,415	90,678	115,275

Deferred federal and state	(28,018)	1,478	(3,695)
Deferred international	(5,888)	(336)	6,018
Total income tax expense	$18,509	$91,820	$117,598

Cash payments for income taxes, including taxes on the gain or loss from discontinued business, were $57.1 million, $120.6 million and $125.4 million for 2009, 2008 and 2007, respectively.

The following is a reconciliation of the normal expected statutory U.S. federal income tax rate to the effective rate as a percentage of Income from continuing operations before income taxes and noncontrolling interest as reported in the Consolidated Statements of Income:

	2009	2008	2007
U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.0	0.8	1.0
Export sales corporation benefit/domestic manufacturing deduction	(1.5)	(0.2)	(0.3)
Change in permanent reinvestment assertion	(5.0)	—	(0.8)
Difference in effective tax rates on international earnings and remittances	(25.0)	(7.7)	(3.0)
Uncertain tax position contingencies and settlements	4.0	(0.5)	0.2
Cumulative effect in change in statutory tax rates/laws	2.8	(0.4)	(0.7)
Other, net	0.3	(0.3)	(0.7)
Effective income tax rate	11.6%	26.7%	30.7%

The difference in effective tax rates on international earnings and remittances from 2008 to 2009 was primarily due to a decrease in earnings in jurisdictions with higher tax rates and a change in the permanent reinvestment in current year earnings.  In 2009, the company changed its permanent reinvestment assertion in prior year undistributed earnings for certain non-US subsidiaries which were previously not considered permanently reinvested.

The difference in effective tax rates for uncertain tax position contingencies and settlements from 2008 to 2009 resulted from an increase in unrecognized tax benefits related to an ongoing dispute between the European Union (“EU”) and specific EU countries partially offset by the recognition of previously unrecognized tax benefits in various state and foreign jurisdictions as a result of the lapse of statute of limitations and final settlements and resolution of outstanding tax matters in various state and foreign jurisdictions.  While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could be different than the accrued position.

The tax effects of the temporary differences giving rise to the Company's deferred tax assets and liabilities for the years ended December 31, 2009 and 2008 are as follows:

	2009		2008
(In thousands)	Asset	Liability	Asset	Liability
Depreciation and amortization	$—	$177,393	$—	$169,729
Expense accruals	37,720	—	36,909	—
Inventories	4,813	—	4,866	—
Provision for receivables	2,129	—	2,587	—
Deferred revenue	—	4,838	—	7,704
Operating loss carryforwards	48,822	—	21,211	—
Deferred foreign tax credits	17,061	—	3,601	—
Pensions	61,403	—	58,226	—
Currency adjustments	66,791	—	85,561	—
Outside basis differences on foreign investments	—	—	—	7,963
Other	13,358	—	16,336	—
Subtotal	252,097	182,231	229,297	185,396
Valuation allowance	(22,744)	—	(21,459)	—
Total deferred income taxes	$229,353	$182,231	$207,838	$185,396

The deferred tax asset and liability balances recognized in the Consolidated Balance Sheets for the years ended December 31, 2009 and 2008 are as follows:

(In thousands)	2009	2008

Other current assets	$82,606	$35,065
Other assets	57,083	27,013
Other current liabilities	(1,574)	(4,194)
Deferred income taxes	(90,993)	(35,442)

At December 31, 2009, the tax-effected amount of net operating loss carryforwards (“NOLs”) totaled $48.8 million.  Tax-effected NOLs from international operations are $41.0 million.  Of that amount, $33.7 million can be carried forward indefinitely, and $7.3 million will expire at various times between 2012 and 2029.  Tax-effected U.S. federal NOLs are $0.2 million, expire in 2022, and relate to preacquisition NOLs.  Tax-effected U.S. state NOLs are $7.6 million.  Of that amount, $0.2 million expire at various times between 2010 and 2016, $6.0 million expire at various times between 2017 and 2024, and $1.4 million expire at various times between 2025 and 2029.

The valuation allowances of $22.7 million and $21.5 million at December 31, 2009 and 2008, respectively, related principally to NOLs, currency and foreign investment tax credits that are uncertain as to realizability.

The change in the valuation allowances for 2009 and 2008 results primarily from the increase in valuation allowances in certain jurisdictions based on the Company’s evaluation of the realizability of future benefits partially offset by the utilization of NOLs and the release of valuation allowances in certain jurisdictions based on the Company's revaluation of the realizability of future benefits.

The Company has not provided U.S. income taxes on certain of its non-U.S. subsidiaries’ undistributed earnings as such amounts are permanently reinvested outside the United States.  At December 31, 2009 and 2008, such earnings were approximately $843 million and $741 million, respectively.  If these earnings were repatriated at December 31, 2009, the one-time tax cost associated with the repatriation would be approximately $163 million.  The Company has various tax holidays in the Middle East and Asia that expire between 2010 and 2012.  The Company no longer has tax holidays in Europe as they have all expired.  During 2009, 2008 and 2007, these tax holidays resulted in approximately $0.0 million, $0.2 million and $2.8 million, respectively, in reduced income tax expense.

The Company adopted changes in accounting for uncertain tax provisions effective January 1, 2007.  As a result of the adoption, the Company recognized a cumulative effect reduction to the January 1, 2007 retained earnings balance of $0.5 million.  As of the adoption date, the Company had gross unrecognized income tax benefits of $46.0 million, of which $17.8 million, if recognized, would affect the Company’s effective income tax rate.  Of this amount, $0.8 million was classified as current and $45.2 million was classified as non-current on the Company’s balance sheet.  While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could be different than the accrued position.

The Company recognizes accrued interest and penalty expense related to unrecognized income tax benefits (“UTB”) in income tax expense.  During the years ended December 31, 2009, 2008 and 2007, the Company recognized an income tax expense for interest and penalties of $3.3 million, $3.2 million and $6.5 million, respectively.  The Company had $11.0 million and $7.7 million for the payment of interest and penalties accrued at December 31, 2009 and 2008, respectively.

A reconciliation of the change in the UTB balance from January 1, 2007 to December 31, 2009 is as follows:

(In thousands)	Unrecognized Income Tax Benefits	Deferred Income Tax Benefits	Unrecognized Income Tax Benefits, Net of Deferred Income Tax Benefits
Balance at January 1, 2007	$45,965	$(15,016)	$30,949
Additions for tax positions related to the current year (includes currency translation adjustment)	3,849	(172)	3,677
Additions for tax positions related to prior years (includes currency translation adjustment)	6,516	—	6,516
Reductions for tax positions related to acquired entities in prior years, offset to goodwill	(3,568)	—	(3,568)
Other reductions for tax positions related to prior years	(22,086)	12,681	(9,405)
Settlements	(500)	175	(325)
Balance at December 31, 2007	$30,176	$(2,332)	$27,844
Additions for tax positions related to the current year (includes currency translation adjustment)	2,723	—	2,723
Additions for tax positions related to prior years (includes currency translation adjustment)	2,753	(629)	2,124
Reductions for tax positions related to acquired entities in prior years, offset to goodwill	(92)	—	(92)
Other reductions for tax positions related to prior years	(6,080)	1,077	(5,003)
Settlements	(5,181)	705	(4,476)
Balance at December 31, 2008	$24,299	$(1,179)	$23,120
Additions for tax positions related to the current year (includes currency translation adjustment)	7,868	(11)	7,857
Additions for tax positions related to prior years (includes currency translation adjustment)	10,625	(49)	10,576
Other reductions for tax positions related to prior years	(4,007)	117	(3,890)
Statute of Limitations expirations	(1,934)	152	(1,782)
Settlements	(60)	21	(39)
Total unrecognized income tax benefits that, if recognized, would impact the effective income tax rate as of December 31, 2009	$36,791	$(949)	$35,842

Included in the additions for tax positions related to prior years for 2009 is $6.8 million recorded in purchase accounting related to acquired entities.

Included in the additions for tax positions related to current and prior years is approximately $8.0 million of unrecognized tax benefits that created an additional net operating loss in a foreign jurisdiction.  To the extent the unrecognized tax benefit is recognized, a full valuation allowance would be recorded against the net operating loss.

The Company files its income tax returns as prescribed by the tax laws of the jurisdictions in which it operates.  With few exceptions, the Company is no longer subject to U.S. and foreign examinations by tax authorities for the years through 2003.

It is reasonably possible the Company’s unrecognized tax benefits may decrease within the next 12 months by $3.0 million as a result of the lapse of statute of limitations and as a result of final settlement and resolution of outstanding tax matters in various state and foreign jurisdictions.

10.	Commitments and Contingencies

Environmental
The Company is involved in a number of environmental remediation investigations and cleanups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites.  While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company.  The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected.  The Consolidated Balance Sheets at December 31, 2009 and 2008 include accruals in Other current liabilities of $3.1 million and $3.2 million, respectively, for environmental matters.  The amounts charged against pre-tax income related to environmental matters totaled $1.5 million, $1.5 million and $2.8 million in 2009, 2008 and 2007, respectively.

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

Gas Technologies Divestiture
In October 2009, the Company and Taylor-Wharton International (“TWI”), the purchaser of the Company’s Gas Technologies business, satisfactorily resolved the open claims and counterclaims that were submitted to arbitration.  The claims and counterclaims related to both net working capital adjustments associated with the divestiture and the alleged breach of certain representations and warranties made by the Company.  The settlement and related costs and fees were reflected in the $15.1 million after-tax loss from discontinued operations for 2009.  In November 2009, TWI filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.  TWI has not yet emerged from bankruptcy protection and has yet to confirm any plan of reorganization; however, TWI has filed a motion to reject certain executory contracts entered into between the Company and TWI.  TWI has not sought to reject the settlement agreement finalized in October 2009 between the Company and TWI.  The Company has not yet been able to determine the effect of such proceedings on ongoing contractual relationships between the Company and TWI.

Value-Added Tax Dispute
The Company is involved in a value-added and services (“ICMS”) tax dispute with the State Revenue Authorities from the State of São Paulo, Brazil (the “SPRA”).  In October 2009, the Company received notification of the SPRA’s administrative decision regarding the levying of ICMS in the State of São Paulo in relation to services provided to one of the Company’s customers in the State between January 2004 and May 2005.  The assessment from the SPRA is approximately $12 million, including tax, penalty and interest and could increase to reflect additional interest accrued since December 2007.

The Company believes that it does not have liability for this assessment and will vigorously contest it under various alternatives, including judicial appeal.  Any ultimate final determination of this assessment is not likely to have a material adverse effect on the Company’s annual results of operations, cash flows or financial condition.

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

The Company believes that the claims against it are without merit.  The Company has never been a producer, manufacturer or processor of asbestos fibers.  Any component within a Company product that may have contained asbestos would have been purchased from a supplier.  Based on scientific and medical evidence, the Company believes that any asbestos exposure arising from normal use of any Company product never presented any harmful levels of airborne asbestos exposure, and moreover, the type of asbestos contained in any component that was used in those products was protectively encapsulated in other materials and is not associated with the types of injuries alleged in the pending suits.  Finally, in most of the depositions taken of plaintiffs to date in the litigation against the Company, plaintiffs have failed to specifically identify any Company products as the source of their asbestos exposure.

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

As of December 31, 2009, there are 26,084 pending asbestos personal injury claims filed against the Company.  Of these cases, 25,576 were pending in the New York Supreme Court for New York County in New York State.  The other claims, totaling 508, are filed in various counties in a number of state courts, and in certain Federal District Courts (including New York), and those complaints generally assert lesser amounts of damages than the New York State court cases or do not state any amount claimed.

As of December 31, 2009, the Company has obtained dismissal by stipulation, or summary judgment prior to trial, in 18,366 cases.

In view of the persistence of asbestos litigation nationwide, the Company expects to continue to receive additional claims.  However, there have been developments during the past several years, both by certain state legislatures and by certain state courts, which could favorably affect the Company’s ability to defend these asbestos claims in those jurisdictions.  These developments include procedural changes, docketing changes, proof of damage requirements and other changes that require plaintiffs to follow specific procedures in bringing their claims and to show proof of damages before they can proceed with their claim.  An example is the action taken by the New York Supreme Court (a trial court), which is responsible for managing all asbestos cases pending within New York County in the State of New York.  This Court issued an order in December 2002 that created a Deferred or Inactive Docket for all pending and future asbestos claims filed by plaintiffs who cannot demonstrate that they have a malignant condition or discernable physical impairment, and an Active or In Extremis Docket for plaintiffs who are able to show such medical condition.  As a result of this order, the majority of the asbestos cases filed against the Company in New York County have been moved to the Inactive Docket until such time as the plaintiffs can show that they have incurred a physical impairment.  As of December 31, 2009, the Company has been listed as a defendant in 443 Active or In Extremis asbestos cases in New York County.  The Court’s Order has been challenged by plaintiffs.

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

11.         Capital Stock

The authorized capital stock of the Company consists of 150,000,000 shares of common stock and 4,000,000 shares of preferred stock, both having a par value of $1.25 per share.  The preferred stock is issuable in series with terms as fixed by the Board of Directors (the “Board”).  None of the preferred stock has been issued.  On September 25, 2007, the Board approved a revised Preferred Stock Purchase Rights Agreement (the “Agreement”).  Under the Agreement, the Board authorized and declared a dividend distribution to stockholders of record on October 9, 2007, of one right for each share of common stock outstanding on the record date.  The rights may only be exercised if, among other things and with certain exceptions, a person or group has acquired 15% or more of the Company's common stock without the prior approval of the Board.  Each right entitles the holder to purchase 1/100th share of Harsco Series A Junior Participating Cumulative Preferred Stock at an exercise price of $230.  Once the rights become exercisable, the holder of a right will be entitled, upon payment of the exercise price, to purchase a number of shares of common stock calculated to have a value of two times the exercise price of the right.  The rights, which expire on October 9, 2017, do not have voting power, and may be redeemed by the Company at a price of $0.001 per right at any time until the 10th business day following public announcement that a person or group has accumulated 15% or more of the Company's common stock.  The Agreement also includes an exchange feature.  At December 31, 2009, 803,531 shares of $1.25 par value preferred stock were reserved for issuance upon exercise of the rights.

On January 23, 2007, the Company’s Board of Directors approved a two-for-one stock split of the Company’s common stock.  One additional share of common stock was issued on March 26, 2007 for each share that was issued and outstanding at the close of business on February 28, 2007.  The Company’s treasury stock was not included in the stock split.

The Board of Directors has authorized the repurchase of shares of common stock as follows:

	No. of Shares Authorized to be Purchased January 1 (a)	Additional Shares Authorized for Purchase	No. of Shares Purchased	Remaining No. of Shares Authorized for Purchase December 31
2007	2,000,000	—	—	2,000,000
2008	2,000,000	4,000,000	4,463,353	1,536,647
2009	1,536,647	463,353	—	2,000,000
(a)	Authorization adjusted to reflect the two-for-one stock split effective at the end of business on March 26, 2007.

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

In addition to the above purchases, 53,029 and 29,346 shares were repurchased in 2009 and 2008, respectively, in connection with the issuance of shares as a result of vested restricted stock units.  In 2009, 15,645 shares were repurchased in connection with the issuance of shares as a result of stock option exercises.  In 2007, 90 treasury shares were issued in connection with stock option exercises, employee service awards and shares related to vested restricted stock units.

The following table summarizes the Company’s common stock:

	Common Stock
	Shares Issued	Treasury Shares	Outstanding Shares

Outstanding, January 1, 2007 (a)	110,510,203	26,472,843	84,037,360
Stock Options Exercised (a)	422,416	—	422,416
Other (a)	—	(90)	90

Outstanding, December 31, 2007	110,932,619	26,472,753	84,459,866
Stock Options Exercised	121,176	—	121,176
Vested Restricted Stock Units	86,193	29,346	56,847
Purchases	—	4,463,353	(4,463,353)

Outstanding, December 31, 2008	111,139,988	30,965,452	80,174,536
Stock Options Exercised	92,250	15,645	76,605
Vested Restricted Stock Units	154,947	53,029	101,918

Outstanding, December 31, 2009	111,387,185	31,034,126	80,353,059
(a)      Share data has been restated for comparison purposes to reflect the effect of the March 2007 stock split.

The following is a reconciliation of the average shares of common stock used to compute basic earnings per common share to the shares used to compute diluted earnings per common share as shown on the Consolidated Statements of Income:

(Amounts in thousands, except per share data)	2009	2008	2007

Income from continuing operations attributable to Harsco Corporation common stockholders	$133,838	$245,623	$255,115

Weighted average shares outstanding - basic	80,295	83,599	84,169

Dilutive effect of stock-based compensation	291	430	555

Weighted average shares outstanding - diluted	80,586	84,029	84,724
Earnings from continuing operations per common share, attributable to Harsco Corporation common stockholders:

Basic	$1.67	$2.94	$3.03

Diluted	$1.66	$2.92	$3.01

At December 31, 2009, 21,675 restricted stock units outstanding were not included in diluted weighted average shares outstanding because the effect was antidilutive.  All outstanding stock options at December 31, 2009 and all outstanding stock options and restricted stock units at December 31, 2008 and 2007 were included in the computation of diluted earnings per share.

12.         Stock-Based Compensation

The 1995 Executive Incentive Compensation Plan authorizes the issuance of up to 8,000,000 shares of the Company's common stock for use in paying incentive compensation awards in the form of stock options or other equity awards such as restricted stock, restricted stock units or stock appreciation rights.  The 1995 Non-Employee Directors' Stock Plan authorizes the issuance of up to 600,000 shares of the Company's common stock for equity awards.  At December 31, 2009, there were 2,184,952 and 249,000 shares available for granting equity awards under the 1995 Executive Incentive Compensation Plan and the 1995 Non-Employee Directors' Stock Plan, respectively.  The above-referenced authorized and available shares for the Executive Incentive Compensation and Non-Employee Directors’ Stock Plans are stated to reflect the March 2007 two-for-one stock split.  Generally, new shares are issued for exercised stock options and vested restricted stock units.

The Board of Directors approves the granting of performance-based restricted stock units as the long-term equity component of director, officer and certain key employee compensation.  The restricted stock units require no payment from the recipient and compensation cost is measured based on the market price on the grant date and is generally recorded over the vesting period.  The vesting period for restricted stock units granted to non-employee directors is one year, and each restricted stock unit will be exchanged for a like number of shares of Company stock following the termination of the participant’s service as a director.  Restricted stock units granted to officers and certain key employees after September 2006 vest on a pro rata basis over a three-year period, and the specified retirement age is 62.  Prior grants utilized three-year cliff vesting and a retirement age of 65.  Upon vesting, each restricted stock unit will be exchanged for a like number of shares of the Company’s stock.  Restricted stock units do not have an option for cash payment.

The following table summarizes restricted stock units issued and the compensation expense (including both continuing and discontinued operations) recorded for the years ended December 31, 2009, 2008 and 2007:

Stock-Based Compensation Expense (Income)
(Dollars in thousands, except per unit)
	Restricted	Fair Value	Expense (Income)
	Stock Units	per Unit	2009		2008	2007
Directors:
May 1, 2006 (a)	16,000	$41.30	$—		$—	$220
May 1, 2007	16,000	50.62	—		270	539
May 1, 2008	16,000	58.36	311		623	—
May 1, 2009	16,000	27.28	291		—	—

Employees:
January 24, 2005 (a)	65,400	25.21	—		21	328
January 24, 2006 (a)	93,100	33.85	(191	)(b)	632	839
January 23, 2007	101,700	38.25	761		1,035	1,488
January 22, 2008	130,950	45.95	1,371		2,652	—
January 27, 2009	106,625	25.15	1,174		—	—
November 19, 2009	15,000	31.90	169		—	—

Total	576,775		$3,886		$5,233	$3,414
(a)	Restricted stock units and fair values have been restated to reflect the March 2007 two-for-one stock split.
(b)	Due primarily to forfeitures of restricted stock units.

Restricted stock unit activity for the years ended December 31, 2009, 2008 and 2007 was as follows:

	Restricted Stock Units (a)	Weighted Average Grant-Date Fair Value (a)

Nonvested at January 1, 2007	145,234	$30.88
Granted	117,700	39.93
Vested	(16,000)	47.51
Forfeited	(35,000)	34.06

Nonvested at December 31, 2007	211,934	34.12
Granted	146,950	47.30
Vested	(95,570)	34.43
Forfeited	(5,584)	39.78

Nonvested at December 31, 2008	257,730	41.40
Granted	137,625	26.13
Vested	(153,283)	38.46
Forfeited	(12,581)	36.97

Nonvested at December 31, 2009	229,491	$34.45
(a)	Restricted stock units and fair values have been restated to reflect the March 2007 two-for-one stock split.

As of December 31, 2009, the total unrecognized compensation cost related to nonvested restricted stock units was $3.2 million, which is expected to be recognized over a weighted-average period of approximately 1.5 years.

There was a $0.3 million decrease of excess tax benefits principally from restricted stock units recognized in 2009, while increases in excess tax benefits principally from stock options of $1.7 million and $5.1 million were recognized during 2008 and 2007, respectively.

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

Options issued under the 1995 Executive Incentive Compensation Plan generally vested and became exercisable one year following the date of grant except options issued in 2002, which generally vested and became exercisable two years following the date of grant.  Options issued under the 1995 Non-Employee Director’s Stock Plan generally became exercisable one year following the date of grant but vested immediately.  The options under both Plans expire ten years from the date of grant.

Stock option activity for the years ended December 31, 2009, 2008 and 2007 was as follows:

	Stock Options
	Shares Under Option (a)	Weighted Average Exercise Price (a)	Aggregate Intrinsic Value (in millions) (b)

Outstanding, January 1, 2007	1,027,412	$15.49	$23.4
Exercised	(422,416)	15.74	—

Outstanding, December 31, 2007	604,996	15.30	29.9
Exercised	(121,176)	14.96	—

Outstanding, December 31, 2008	483,820	15.39	5.7
Exercised	(92,250)	14.25	—
Expired	(1,600)	14.57	—
Outstanding, December 31, 2009	389,970	$15.66	$6.7
(a)	Stock options and weighted average exercise prices have been restated to reflect the March 2007 two-for-one stock split.
(b)	Intrinsic value is defined as the difference between the current market value and the exercise price.

The total intrinsic value of options exercised during the twelve months ended December 31, 2009, 2008 and 2007 was $1.4 million, $4.5 million and $17.1 million, respectively.

Options to purchase 389,970 shares were exercisable at December 31, 2009.  The following table summarizes information concerning outstanding and exercisable options at December 31, 2009.

	Stock Options Outstanding and Exercisable
Range of Exercisable Prices	Number Outstanding and Exercisable	Remaining Contractual Life In Years	Weighted Average Exercise Price
$12.81 – $14.50	137,815	0.79	$13.52
14.65 – 16.33	195,955	2.01	16.29
16.96 – 20.96	56,200	2.78	18.73
	389,970

13.	Financial Instruments

Off-Balance Sheet Risk
As collateral for the Company’s performance and to insurers, the Company is contingently liable under standby letters of credit, bonds and bank guarantees in the amounts of $280.1 million and $234.1 million at December 31, 2009 and 2008, respectively.  These standby letters of credit, bonds and bank guarantees are generally in force for up to four years.  Certain issues have no scheduled expiration date.  The Company pays fees to various banks and insurance companies that range from 0.25 percent to 1.60 percent per annum of the instruments’ face value.  If the Company were required to obtain replacement standby letters of credit, bonds and bank guarantees as of December 31, 2009 for those currently outstanding, it is the Company's opinion that the replacement costs would be within the present fee structure.

The Company has currency exposures in more than 50 countries.  The Company's primary foreign currency exposures during 2009 were in the United Kingdom, the European Economic and Monetary Union, Poland, Brazil and Mexico.

Off-Balance Sheet Risk – Third Party Guarantees
In connection with the licensing of one of the Company’s trade names and providing certain management services (the furnishing of selected employees), the Company guarantees the debt of certain third parties related to its international operations.  These guarantees are provided to enable the third parties to obtain financing of their operations.  The Company receives fees from these operations, which are included as Services revenues in the Company’s Consolidated Statements of Income.  The revenue the Company recorded from these entities was $9.6 million, $6.3 million and $3.0 million for the twelve months ended December 31, 2009, 2008 and 2007, respectively.  The guarantees are renewed on an annual basis and the Company would only be required to perform under the guarantees if the third parties default on their debt.  The maximum potential amount of future payments (undiscounted) related to these guarantees was $1.6 million and $2.9 million at December 31, 2009 and 2008, respectively.  There is no recognition of this potential future payment in the accompanying financial statements as the Company believes the potential for making these payments is remote.  These guarantees were renewed in June 2009 and November 2009.

The Company provided an environmental indemnification for properties that were sold to a third party in 2007.  The maximum term of this guarantee is 20 years, and the Company would be required to perform under the guarantee only if an environmental matter is discovered on the properties.  The Company is not aware of environmental issues related to these properties.  There is no recognition of this potential future payment in the accompanying financial statements as the Company believes the potential for making this payment is remote.

The Company provided an environmental indemnification for property from a lease that terminated in 2006.  The term of this guarantee is indefinite, and the Company would be required to perform under the guarantee only if an environmental matter were discovered on the property relating to the time the Company leased the property.  The Company is not aware of any environmental issues related to this property.  The maximum potential amount of future payments (undiscounted) related to this guarantee is estimated to be $3.0 million at December 31, 2009 and 2008.  There is no recognition of this potential future payment in the accompanying financial statements as the Company believes the potential for making this payment is remote.

The Company provides guarantees related to arrangements with certain customers that include joint and several liability for actions for which the Company may be partially at fault.  The terms of these guarantees generally do not exceed four years, and the maximum amount of future payments (undiscounted) related to these guarantees is $3.0 million per occurrence.  This amount represents the Company’s self-insured maximum limitation.  There is no specific recognition of potential future payments in the accompanying financial statements as the Company is not aware of any claims.

The Company provided a guarantee related to the payment of taxes for a product line that was sold to a third party in 2005.  The term of this guarantee is five years, and the Company would be required to perform under the guarantee only if taxes were not properly paid to the government while the Company owned the product line in accordance with applicable statutes.  The Company is not aware of any instances of noncompliance related to these statutes.  The maximum potential amount of future payments (undiscounted) related to this guarantee is estimated to be $1.3 million at December 31, 2009 and 2008.  There is no recognition of any potential future payment in the accompanying financial statements as the Company believes the potential for making this payment is remote.

The Company provided an environmental indemnification for property that was sold to a third party in 2004.  The term of this guarantee is seven years, and the Company would be required to perform under the guarantee only if an environmental matter were discovered on the property relating to the time the Company owned the property that was not known by the buyer at the date of sale.  The Company is not aware of any environmental issues related to this property.  The maximum potential amount of future payments (undiscounted) related to this guarantee is $0.8 million at December 31, 2009 and 2008.  There is no recognition of this potential future payment in the accompanying financial statements as the Company believes the potential for making this payment is remote.

The above liabilities related to the Company’s obligation to stand ready to act on these off-balance sheet guarantees are included in Other current liabilities or Other liabilities (as appropriate) in the Consolidated Balance Sheets.  The recognition of these liabilities did not have a material impact on the Company’s financial condition or results of operations for the twelve months ended December 31, 2009, 2008 or 2007.

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

All derivative instruments are recorded on the balance sheet at fair value.  Changes in the fair value of derivatives used to hedge foreign-currency-denominated balance sheet items are reported directly in earnings along with offsetting transaction gains and losses on the items being hedged.  Derivatives used to hedge forecasted cash flows associated with foreign currency commitments or forecasted commodity purchases may be accounted for as cash flow hedges, as deemed appropriate and if the criteria for hedge accounting are met.  Gains and losses on derivatives designated as cash flow hedges are deferred as a separate component of equity and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions.  Generally, as of December 31, 2009, these deferred gains and losses will be reclassified to earnings over 10 to 15 years from the balance sheet date.  The ineffective portion of all hedges, if any, is recognized currently in earnings.

The fair value of outstanding derivative contracts recorded as assets and liabilities in the accompanying December 31, 2009 Consolidated Balance Sheet were as follows:

	Fair Values of Derivative Contracts
	At December 31, 2009
(In thousands)	Other current assets	Other assets	Other current liabilities
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	$—	$—	$14
Cross-currency interest rate swap	—	7,357	—
Total derivatives designated as hedging instruments	$—	$7,357	$14
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	$2,187	$—	$590

The effect of derivative instruments on the Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income for the twelve months ended December 31, 2009 was as follows:

Derivatives Designated as Hedging Instruments
(In thousands)	Amount of Loss Recognized in Other Comprehensive Income (“OCI”) on Derivative - Effective Portion	Location of Gain Reclassified from Accumulated OCI into Income - Effective Portion	Amount of Gain Reclassified from Accumulated OCI into Income - Effective Portion	Location of Loss Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Loss Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing
For the twelve months ended December 31, 2009:
Foreign currency forward exchange contracts	$(23)		$—		$—
Commodity contracts	(3,352)	Service Revenues	1,025	Service Revenues	(318)
Cross-currency interest rate swap	(36,490)		—	Cost of services and products sold	(5,586	) (a)
	$(39,865)		$1,025		$(5,904)

(a)	The net losses offset foreign currency fluctuation effects on the debt principal.

Derivatives Not Designated as Hedging Instruments
Amount of Loss Recognized in Income on Derivative For the Twelve Months Ended December 31, 2009 (a)
(In thousands)	Location of Loss Recognized in Income on Derivative
Foreign currency forward exchange contracts	Cost of services and products sold	$ (6,308)
(a)	These losses offset gains recognized in cost of service and products sold principally as a result of intercompany or third party foreign currency exposures.

Commodity Derivatives
The Company periodically uses derivative instruments to hedge cash flows associated with selling price exposure to certain commodities.  The Company’s commodity derivative activities are subject to the management, direction and control of the Company’s Risk Management Committee, which approves the use of all commodity derivative instruments.  The Company’s commodity derivative contract positions that qualified as cash flow hedges under the requirements for hedge accounting consisted of unsecured swap contracts.  There were no such outstanding contracts at December 31, 2009 as all previously open positions matured in 2009.  At December 31, 2008, the Company had swap contracts with a notional value of $10.9 million that had related amounts recognized in operating income from continuing operations and other comprehensive income of $6.4 million and $4.4 million, respectively.  At December 31, 2007, the Company had cashless collars with a notional value of $6.0 million with a related $0.5 million recognized in operating income from continuing operations.

Foreign Currency Forward Exchange Contracts
The Company conducts business in multiple currencies and, accordingly, is subject to the inherent risks associated with foreign exchange rate movements.  The financial position and results of operations of substantially all of the Company’s foreign subsidiaries are measured using the local currency as the functional currency.  Foreign currency-denominated assets and liabilities are translated into U.S. dollars at the exchange rates existing at the respective balance sheet dates, and income and expense items are translated at the average exchange rates during the respective periods.  The aggregate effects of translating the balance sheets of these subsidiaries are deferred and recorded in Accumulated other comprehensive loss or income, which is a separate component of equity.

The Company uses derivative instruments to hedge cash flows related to foreign currency fluctuations.  At December 31, 2009 and 2008, the Company had $122.1 million and $293.9 million of contracted amounts, respectively, of foreign currency forward exchange contracts outstanding.  These contracts are part of a worldwide program to minimize foreign currency exchange operating income and balance sheet exposure by offsetting foreign currency exposures of certain future payments between the Company and it various subsidiaries, vendors or customers.  The unsecured contracts outstanding at December 31, 2009 mature at various times within three months and are with major financial institutions.  The Company may be exposed to credit loss in the event of non-performance by the contract counterparties.  The Company evaluates the creditworthiness of the counterparties and does not expect default by them.  Foreign currency forward exchange contracts are used to hedge commitments, such as foreign currency debt, firm purchase commitments and foreign currency cash flows for certain export sales transactions.

The following tables summarize, by major currency, the contractual amounts of the Company's foreign currency forward exchange contracts in U.S. dollars as of December 31, 2009 and 2008.  The "Buy" amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the "Sell" amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies.  Recognized gains and losses offset amounts recognized in cost of services and products sold principally as a result of intercompany or third party foreign currency exposures.

As of December 31, 2009
(In thousands)	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
British pounds sterling	Sell	$715	January 2010 through March 2010	$(18)
British pounds sterling	Buy	3,354	January 2010	67
Euros	Sell	72,068	January 2010 through February 2010	1,820
Euros	Buy	38,967	January 2010	(346)
Other currencies	Sell	4,155	January 2010 through February 2010	72
Other currencies	Buy	2,867	January 2010 through March 2010	(12)
Total		$122,126		$1,583

As of December 31, 2008
(In thousands)	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
Canadian dollar	Sell	$1,342	January through September 2009	$(14)
Euros	Sell	19,749	January through March 2009	(248)
Euros	Buy	113,084	January through August 2009	5,625
British pounds sterling	Sell	56,671	January 2009	1,450
British pounds sterling	Buy	98,878	January through February 2009	(3,335)
South African rand	Sell	2,175	January 2009	(41)
Other currencies	Sell	292	January 2009	3
Other currencies	Buy	1,692	January through May 2009	(62)
Total		$293,883		$3,378

The Company had outstanding forward contracts designated as cash flow hedges in the amount of $2.1 million at December 31, 2008.  These forward contracts had a net unrealized gain of $6 thousand that was included in Other comprehensive income (loss), net of deferred taxes, at December 31, 2008.  The Company did not elect to treat the remaining contracts as hedges, and mark-to-market gains and losses were recognized in net income.

In addition to foreign currency forward exchange contracts, the Company designates certain loans as hedges of net investments in foreign subsidiaries.  The Company recorded charges of $9.2 million and $7.6 million during 2009 and 2008, respectively, as Accumulated other comprehensive loss, which is a separate component of stockholders’ equity, related to hedges of net investments.

Cross-Currency Interest Rate Swap
In May 2008, the Company entered into a 10-year, $250.0 million cross-currency interest rate swap in conjunction with a debt issuance in order to lock in a fixed euro interest rate for $250.0 million of the issuance.  Under the swap, the Company receives interest based on a fixed U.S. dollar rate and pays interest on a fixed euro rate on the outstanding notional principal amounts in dollars and euros, respectively.  The cross-currency interest rate swap is recorded in the consolidated balance sheet at fair value, with changes in value attributed to the effect of the swaps’ interest spread recorded in Accumulated other comprehensive loss or income, which is a separate component of equity.  Changes in value attributed to the effect of foreign currency fluctuations are recorded in the income statement and offset currency fluctuation effects on the debt principal.

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

At December 31, 2009 and 2008, all derivative assets and liabilities were valued at Level 2 of the fair value hierarchy.  The following table indicates the different financial instruments of the Company.

Level 2 Fair Value Measurements as of December 31, 2009 and 2008
(In thousands)	2009	2008
Assets
Commodity derivatives	$—	$4,479
Foreign currency forward exchange contracts	2,187	7,332
Cross-currency interest rate swap	7,357	49,433

Liabilities
Foreign currency forward exchange contracts	604	3,954

The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information.  Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs, such as forward rates, interest rates, the Company’s credit risk and counterparties’ credit risks, and minimize the use of unobservable inputs.  The Company is able to classify fair value balances based on the observability of those inputs.  Commodity derivatives, foreign currency forward exchange contracts and cross-currency interest rate swaps are classified as Level 2 fair value based upon pricing models using market-based inputs.  Model inputs can be verified, and valuation techniques do not involve significant management judgment.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities.  At December 31, 2009 and 2008, total fair value of long-term debt, including current maturities, was $965.5 million and $900.1 million, respectively, compared to carrying value of $927.5 million and $895.0 million, respectively.  Fair values for debt are based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and accounts receivable.  The Company places its cash and cash equivalents with high-quality financial institutions and, by policy, limits the amount of credit exposure to any one institution.

Concentrations of credit risk with respect to trade accounts receivable are generally limited in the Harsco Infrastructure and Harsco Rail Segments and the “All Other” Category due to the Company’s large number of customers and their dispersion across different industries and geographies.  However, the Company’s Harsco Metals Segment has several large customers throughout the world with significant accounts receivable balances.  Additionally, consolidation in the global steel industry has increased the Company’s exposure to specific customers.  Additional consolidation is possible.  Should transactions occur involving some of the steel industry’s larger companies, which are customers of the Company, it would result in an increase in concentration of credit risk for the Company.

The Company generally does not require collateral or other security to support customer receivables.  If a receivable from one or more of the Company’s larger customers becomes uncollectible, it could have a material effect on the Company’s results of operations or cash flows.

14.	Information by Segment and Geographic Area

The Company reports information about its operating segments using the "management approach," which is based on the way management organizes and reports the segments within the enterprise for making operating decisions and assessing performance.  The Company's reportable segments are identified based upon differences in products, services and markets served.

The Company has three reportable segments and an “All Other” Category labeled Harsco Minerals & Harsco Industrial.  These segments and the types of products and services offered include the following:

Harsco Infrastructure Segment
Major services include project engineering and equipment installation, as well as the sale and rental of scaffolding, shoring and concrete forming systems for industrial maintenance and capital improvement projects, non-residential construction, and international multi-dwelling residential construction projects.  Services are provided to industrial and petrochemical plants; the infrastructure construction, repair and maintenance markets; commercial and industrial construction contractors; and public utilities.

Harsco Metals Segment
This segment provides on-site, outsourced services to steel mills and other metal producers such as aluminum and copper.  Services include slag processing; semi-finished inventory management; material handling; scrap management; in-plant transportation; and a variety of other services.

Harsco Rail Segment
This segment manufactures railway track maintenance equipment and provides track maintenance services.  The major customers include private and government-owned railroads and urban mass transit systems worldwide.

All Other Category - Harsco Minerals & Harsco Industrial
Major products and services include minerals and recycling technologies; granules for asphalt roofing shingles and abrasives for industrial surface preparation derived from coal slag; industrial grating; air-cooled heat exchangers; and boilers and water heaters.

Major customers include steel mills; industrial plants and the non-residential, commercial and public construction and retrofit markets; the natural gas exploration and processing industry; and asphalt roofing manufacturers.

Other Information
The measurement basis of segment profit or loss is operating income.  Sales of the Company in the United States and the United Kingdom exceeded 10% of consolidated sales with 34% and 15%, respectively, in 2009; 32% and 17%, respectively, in 2008; and 31% and 20%, respectively, in 2007.  There are no significant inter-segment sales.

In 2009, 2008 and 2007, sales to one customer, ArcelorMittal, principally in the Harsco Metals Segment, were $305.6 million, $416.6 million and $396.2 million, respectively, which represented more than 10% of the Company’s consolidated sales for those years.  These sales were provided under multiple long-term contracts at several mill sites.  In addition, the Harsco Metals Segment is dependent largely on the global steel industry, and in 2009, 2008 and 2007 there were two customers, including ArcelorMittal, that each provided in excess of 10% of this Segment’s revenues under multiple long-term contracts at several mill sites.  The loss of any one of these contracts would not have a material adverse impact upon the Company’s financial position or cash flows; however, it could have a material effect on quarterly or annual results of operations.  Additionally, these customers have significant accounts receivable balances.  Further consolidation in the global steel industry is possible.  Should transactions occur involving some of the Company’s larger steel industry customers, it would result in an increase in concentration of credit risk for the Company.

Corporate assets include principally cash, insurance receivables, prepaid taxes and U.S. deferred income taxes.  Net Property, Plant and Equipment in the United States represented 22%, 24% and 24% of total net Property, Plant and Equipment as of December 31, 2009, 2008 and 2007, respectively.  Net Property, Plant and Equipment in the United Kingdom represented 14%, 15% and 20% of total Net Property, Plant and Equipment as of December 31, 2009, 2008 and 2007, respectively.

Segment Information
	Twelve Months Ended December 31,

	2009		2008		2007

(In thousands)	Sales	Operating Income (Loss)	Sales	Operating Income (Loss)	Sales	Operating Income (Loss)

Harsco Infrastructure Segment	$1,159,200	$68,437	$1,540,258	$185,382	$1,415,873	$183,752

Harsco Metals Segment	1,084,826	15,927	1,577,720	85,344	1,522,274	134,504

Harsco Rail Segment (a)	306,016	56,542	277,595	36,406	232,402	23,050

Segment Totals	2,550,042	140,906	3,395,573	307,132	3,170,549	341,306

All Other Category - Harsco Minerals & Harsco Industrial (a)	440,295	82,460	572,009	114,516	517,595	119,141

General Corporate	240	(4,710)	240	(9,660)	16	(2,642)

Total	$2,990,577	$218,656	$3,967,822	$411,988	$3,688,160	$457,805
(a)
Segment information for prior periods has been reclassified to conform with the current presentation.  The Harsco Rail operating segment, which was previously a component of the All Other Category, is now reported separately.

Reconciliation of Segment Operating Income to Consolidated Income From Continuing Operations Before Income Taxes and Minority Interest
	Twelve Months Ended December 31,

(In thousands)	2009	2008	2007

Segment operating income (a)	$140,906	$307,132	$341,306

All Other Category - Harsco Minerals & Harsco Industrial (a)	82,460	114,516	119,141

General corporate expense	(4,710)	(9,660)	(2,642)

Operating income from continuing operations	218,656	411,988	457,805

Equity in income of unconsolidated entities, net	504	901	1,049

Interest income	2,928	3,608	4,968

Interest expense	(62,746)	(73,160)	(81,383)

Income from continuing operations before income taxes	$159,342	$343,337	$382,439
(a)
Segment information for prior periods has been reclassified to conform with the current presentation.  The Harsco Rail operating segment, which was previously a component of the All Other Category, is now reported separately.

Segment Information
	Assets			Depreciation and Amortization
				Twelve Months Ended December 31,
(In thousands)	2009	2008	2007	2009	2008	2007 (a)
Harsco Infrastructure Segment	$1,669,401	$1,607,171	$1,563,630	$101,465	$110,227	$90,477
Harsco Metals Segment	1,372,224	1,338,633	1,585,921	165,099	181,180	167,179
Harsco Rail Segment (b)	208,877	207,926	204,278	11,106	12,320	15,206
Segment Totals	3,250,502	3,153,730	3,353,829	277,670	303,727	272,862
All Other Category - Harsco Minerals & Harsco Industrial (b)	335,241	357,422	382,904	29,471	30,260	29,292
Corporate	53,497	51,818	168,697	4,390	3,962	3,019
Total	$3,639,240	$3,562,970	$3,905,430	$311,531	$337,949	$305,173
(a)	Excludes Depreciation and Amortization for the Gas Technologies Segment in the amounts of $1.2 million because this Segment was reclassified to Discontinued Operations.
(b)
Segment information for prior periods has been reclassified to conform with the current presentation.  The Harsco Rail operating segment, which was previously a component of the All Other Category, is now reported separately.

	Capital Expenditures
	Twelve Months Ended December 31,
(In thousands)	2009	2008	2007
Harsco Infrastructure Segment	$41,530	$226,559	$228,130
Harsco Metals Segment	96,423	205,766	193,244
Harsco Rail Segment (a)	7,699	5,393	2,162
Gas Technologies Segment	—	—	8,618
Segment Totals	145,652	437,718	432,154
All Other Category - Harsco Minerals & Harsco Industrial (a)	9,013	17,632	9,101
Corporate	10,655	2,267	2,328
Total	$165,320	$457,617	$443,583

(a)
Segment information for prior periods has been reclassified to conform with the current presentation.  The Harsco Rail operating segment, which was previously a component of the All Other Category, is now reported separately.

Information by Geographic Area (a)
	Revenues from Unaffiliated Customers			Net Property, Plant and Equipment
	Twelve Months Ended December 31,
(In thousands)	2009	2008	2007 (b)	2009	2008	2007
United States	$1,010,076	$1,260,967	$1,152,623	$326,952	$361,071	$364,950
United Kingdom	436,039	677,598	746,261	205,681	225,368	312,375
All Other	1,544,462	2,029,257	1,789,276	978,168	896,394	857,889
Totals including Corporate	$2,990,577	$3,967,822	$3,688,160	$1,510,801	$1,482,833	$1,535,214
(a)	Revenues are attributed to individual countries based on the location of the facility generating the revenue.
(b)	Excludes the sales of the Gas Technologies Segment because the Segment was reclassified to Discontinued Operations.

Information about Products and Services
	Revenues from Unaffiliated Customers
	Twelve Months Ended December 31,
(In thousands)	2009	2008	2007 (a)
Product Group
Services and equipment for infrastructure construction and maintenance	$1,159,200	$1,540,258	$1,415,873
On-site services to metal producers	1,084,826	1,577,720	1,522,274
Railway track maintenance services and equipment	306,016	277,595	232,402
Heat exchangers	129,365	174,513	152,493
Minerals and recycling technologies (b)	104,028	127,140	123,240
Industrial grating products	92,903	149,168	130,919
Industrial abrasives and roofing granules	68,244	74,118	68,165
Heat transfer products	45,755	47,070	42,778
General Corporate	240	240	16
Consolidated Revenues	$2,990,577	$3,967,822	$3,688,160
(a)	Excludes the sales of the Gas Technologies Segment because the Segment was reclassified to Discontinued Operations.
(b)	Acquired February 2007.

15.	Other (Income) and Expenses

During 2009, 2008 and 2007, the Company recorded pre-tax Other (income) and expenses from continuing operations of $7.6 million, $22.0 million and $3.4 million, respectively.  The major components of this income statement category are as follows:

	Other (Income) and Expenses
(In thousands)	2009	2008	2007
Net gains	$(8,047)	$(15,923)	$(5,591)
Impaired asset write-downs	1,494	12,588	903
Employee termination benefit costs	10,931	19,027	6,552
Costs to exit activities	4,297	5,269	1,278
Other (income) expense	(1,114)	989	301
Total	$7,561	$21,950	$3,443

Net Gains
Net gains are recorded from the sales of redundant properties (primarily land, buildings and related equipment) and non-core assets.  In 2009, gains related to assets sold principally in the United States, the United Kingdom and Western Europe.  In 2008, gains related to assets sold principally in the United States, Australia and the United Kingdom, and in 2007, in the United States.

	Net Gains
(In thousands)	2009	2008	2007

Harsco Infrastructure Segment	$(4,641)	$(10,399)	$(2,342)

Harsco Metals Segment	(3,427)	(4,538)	(3)

All Other Category - Harsco Minerals & Harsco Industrial (a)	21	(986)	(3,246)

Total	$(8,047)	$(15,923)	$(5,591)
(a)
Segment information for prior periods has been reclassified to conform with the current presentation.  The Harsco Rail operating segment, which was previously a component of the All Other Category, is not included since there was no activity for this segment.

Cash proceeds associated with these gains are included in Proceeds from the sale of assets in the investing activities section of the Consolidated Statements of Cash Flows.

Impaired Asset Write-downs
Impairment losses are measured as the amount by which the carrying amount of assets exceeded their fair value.  Fair value is estimated based upon the expected future realizable cash flows including anticipated selling prices.  Non-cash impaired asset write-downs are included in Other, net in the Consolidated Statements of Cash Flows as adjustments to reconcile net income to net cash provided by operating activities.  In 2009, impaired asset write-downs of $1.5 million were recorded principally in the Harsco Metals Segment in the United Kingdom.  In 2008, impaired asset write-downs of $12.6 million were recorded principally in the Harsco Metals Segment due to contract terminations and costs associated with existing underperforming contracts.  Impaired asset write-downs related to assets principally in Australia, the United Kingdom and the United States.

Employee Termination Benefit Costs
Costs and the related liabilities associated with involuntary termination costs associated with one-time benefit arrangements provided as part of an exit or disposal activity are recognized by the Company when a formal plan for reorganization is approved at the appropriate level of management and communicated to the affected employees.  Additionally, costs associated with ongoing benefit arrangements, or in certain countries where statutory requirements dictate a minimum required benefit, are recognized when they are probable and estimable.

The total amount of employee termination benefit costs incurred for the years 2009, 2008 and 2007 is presented in the table below.  The terminations in 2009 related primarily to actions implemented in Western Europe, North America and South America.  The terminations in 2008 related primarily to the fourth quarter 2008 restructuring program and occurred globally, primarily in Western Europe and the United States.  The terminations in 2007 occurred principally in Europe and the United States.

	Employee Termination Benefit Costs
(In thousands)	2009	2008	2007

Harsco Infrastructure Segment	$2,352	$5,317	$1,130

Harsco Metals Segment	7,172	11,961	4,935

Harsco Rail Segment (a)	246	492	276

All Other Category - Harsco Minerals & Harsco Industrial (a)	1,129	1,156	106

Corporate	32	101	105

Total	$10,931	$19,027	$6,552
(a)
Segment information for prior periods has been reclassified to conform with the current presentation.  The Harsco Rail operating segment, which was previously a component of the All Other Category, is now reported separately.

Costs Associated with Exit or Disposal Activities
Costs associated with exit or disposal activities are recognized as follows:
•
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

•
Other costs associated with exit or disposal activities (e.g., costs to consolidate or close facilities and relocate equipment or employees) are recognized and measured at their fair value in the period in which the liability is incurred.

In 2009, $4.3 million of exit costs were incurred, principally related to relocation costs for Western Europe, North America and Asia-Pacific.  In 2008, $5.3 million of exit costs were incurred, principally lease run-out costs and relocation costs for Corporate, and the Harsco Infrastructure and Harsco Metals Segments.  In 2007, exit costs of $1.3 million principally related to relocation costs, lease run-out costs and lease termination costs.

	Costs Associated with Exit or Disposal Activities
(In thousands)	2009	2008	2007

Harsco Infrastructure Segment	$1,720	$1,724	$803

Harsco Metals Segment	2,519	1,092	375

All Other Category - Harsco Minerals & Harsco Industrial (a)	58	5	100

Corporate	—	2,448	—

Total	$4,297	$5,269	$1,278
(a)
Segment information for prior periods has been reclassified to conform with the current presentation.  The Harsco Rail operating segment, which was previously a component of the All Other Category, is not included since there was no activity for this segment.

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

Total Accumulated other comprehensive income (loss) is included in the Consolidated Statements of Stockholders’ Equity.  The components of Accumulated other comprehensive income (loss) are as follows:

Accumulated Other Comprehensive Income (Loss) – Net of Tax

	December 31
(In thousands)	2009	2008

Cumulative foreign exchange translation adjustments	$118,097	$21,295

Fair value of effective cash flow hedges	(9,040)	21,001

Pension liability adjustments	(310,686)	(250,536)

Unrealized loss on marketable securities	(55)	(59)

Total Accumulated other comprehensive income (loss)	$(201,684)	$(208,299)

17.	2008 Restructuring Program

As a result of the deepening financial and economic crisis, the Company initiated a restructuring program in the fourth quarter of 2008.  The program was designed to improve organizational efficiency and enhance profitability and shareholder value by generating sustainable operating expense savings.  Under this program, the Company principally exited certain underperforming contracts with customers, closed certain facilities and reduced the global workforce.  Restructuring costs were incurred primarily in the Harsco Metals and Harsco Infrastructure Segments and recorded in the Other (income) expense line of the Condensed Consolidated Income Statements.  In the fourth quarter of 2008, the Company recorded net pre-tax restructuring and other related charges totaling $36.1 million, including $28.0 million in Other expense, $5.8 million reduction in services revenue, a net $1.5 million related to pension curtailments and $0.8 million of other costs.  Restructuring actions are expected to be completed by March 31, 2010.

At December 31, 2009, the Company has completed workforce reductions of 1,300 employees of a total expected workforce reduction of 1,429 employees related to the fourth quarter 2008 restructuring program.  The majority of the remaining workforce reductions and exit activities relate to the Harsco Metals Segment and are targeted for completion during the first quarter of 2010.  These restructuring activities were not completed in 2009 due to continued negotiations with labor unions and customers that resulted in changes to estimates of the amount of restructuring costs and the timing of their settlement.

The restructuring accrual at December 31, 2009 and the activity for the year then ended attributable to each segment is as follows:

	2008 Restructuring Program
(In thousands)	Accrual December 31 2008	Adjustments to Previously Recorded Restructuring Charges (a)	Cash Expenditures	Remaining Accrual December 31 2009

Harsco Infrastructure Segment
Employee termination benefit costs	$1,806	$215	$(1,899)	$122
Cost to exit activities	1,963	(1,136)	(827)	—
Total Harsco Infrastructure Segment	3,769	(921)	(2,726)	122

Harsco Metals Segment
Employee termination benefit costs	9,888	945	(7,516)	3,317
Cost to exit activities	656	(150)	(320)	186
Total Harsco Metals Segment	10,544	795	(7,836)	3,503

All Other Category - Harsco Minerals & Harsco Industrial (b)
Employee termination benefit costs	531	215	(746)	—
Total All Other Category - Harsco Minerals & Harsco Industrial	531	215	(746)	—

Corporate
Employee termination benefit costs	113	—	(113)	—
Cost to exit activities	2,448	(1,171)	(1,277)	—
Total Corporate	2,561	(1,171)	(1,390)	—

Total	$17,405	$(1,082)	$(12,698)	$3,625

(a)	Adjustments to previously recorded cost to exit activities resulted from changes in facts and circumstances in the implementation of these activities.
(b)
Segment information for prior periods has been reclassified to conform with the current presentation.  The Harsco Rail operating segment, which was previously a component of the All Other Category, is not included since there was no activity for this segment.

The majority of the remaining cash expenditures of $3.6 million related to the 2008 actions are expected to be paid by March 31, 2010.

18.           Subsequent Events

The Company’s management has evaluated all activity of the Company through February 23, 2010 (the issue date of the consolidated financial statements) and concluded that subsequent events are properly reflected in the Company’s financial statements and notes as required by standards for accounting and disclosure of subsequent events.

Two-Year Summary of Quarterly Results
(Unaudited)

(In millions, except per share amounts)	2009
Quarterly	First	Second	Third		Fourth
Sales	$696.9	$777.0	$744.2		$772.5
Gross profit (a)	160.0	204.3	189.6		184.5
Net income attributable to Harsco Corporation	18.6	40.6	20.2	(b)	39.4
Basic earnings per common share attributable to Harsco Corporation
Continuing operations	$0.25	$0.52	$0.40		$0.50
Discontinued operations (c)	(0.02)	(0.02)	(0.15)		(0.01)
Basic earnings per common share attributable to Harsco Corporation common stockholders	$0.23	$0.51 (d)	$0.25	(b)	$0.49
Diluted earnings per common share attributable to Harsco Corporation
Continuing operations	$0.25	$0.52	$0.40		$0.50
Discontinued operations (c)	(0.02)	(0.02)	(0.15)		(0.01)
Diluted earnings per common share attributable to Harsco Corporation common stockholders	$0.23	$0.50	$0.25	(b)	$0.49

(In millions, except per share amounts)	2008
Quarterly	First	Second	Third		Fourth
Sales	$987.8	$1,099.6	$1,044.9		$835.5
Gross profit (a)	256.8	307.8	282.6		194.2
Net income attributable to Harsco Corporation	57.0	89.9	80.3		13.7 (e)
Basic earnings per common share attributable to Harsco Corporation
Continuing operations	$0.67	$1.07	$1.00		$0.18
Discontinued operations (c)	0.00	(0.01)	(0.04)		(0.01)
Basic earnings per common share attributable to Harsco Corporation common stockholders	$0.68 (d)	$1.07 (d)	$0.95	(d)	$0.17 (e)
Diluted earnings per common share attributable to Harsco Corporation
Continuing operations	$0.67	$1.07	$0.99		$0.18
Discontinued operations (c)	0.00	(0.01)	(0.04)		(0.01)
Diluted earnings per common share attributable to Harsco Corporation common stockholders	$0.67	$1.06	$0.95		$0.17 (e)
(a)	Gross profit is defined as Sales less costs and expenses associated directly with or allocated to products sold or services rendered.
(b)
In the third quarter of 2009, the Company recorded a net non-cash charge of $0.11 per basic and diluted share for adjustments related principally to the improper recording of revenue by one business unit in one country, over a period of approximately three years.  Previously issued financial statements were not revised based on the Company’s determination that the cumulative effect was not material to the full-year 2009 results or previously issued annual or quarterly financial statements.

(c)
Discontinued operations related principally to the Gas Technologies Segment which was sold in the fourth quarter of 2007.  In the third quarter of 2009, the Company recorded an after-tax loss of $11.8 million, or $0.15 per basic and diluted share, related to the settlement of working capital adjustment claims and other costs associated with arbitration proceedings.

(d)	Does not total due to rounding.
(e)	In the fourth quarter of 2008, the Company recorded after–tax restructuring charges of $23.1 million, or $0.28 per basic and diluted share.

Common Stock Price and Dividend Information
(Unaudited)

	Market Price Per Share		Dividends Declared
	High	Low	Per Share
2009
First Quarter	$31.65	$16.90	$0.2000
Second Quarter	32.07	21.39	0.2000
Third Quarter	36.33	26.69	0.2000
Fourth Quarter	37.65	29.38	0.2050

2008
First Quarter	$64.50	$46.10	$0.1950
Second Quarter	64.75	53.75	0.1950
Third Quarter	56.32	33.50	0.1950
Fourth Quarter	37.41	17.55	0.1950
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.	Controls and Procedures.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures as of December 31, 2009.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.  There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the fourth quarter of 2009.

Management’s Report on Internal Controls Over Financial Reporting is included in Part II, Item 8, “Financial Statements and Supplementary Data.”  The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in Part II, Item 8, “Financial Statements and Supplementary Data,” which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K).  Other information required by this Item is incorporated by reference to the sections entitled “Corporate Governance,” “Nominees for Director,” “Report of the Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the 2010 Proxy Statement.

The Company’s Code of Ethics for the Chief Executive Officer and Senior Financial Officers (the “Code”) may be found on the Company’s Internet website, www.harsco.com.  The Company intends to disclose on its website any amendments to the Code or any waiver from a provision of the Code.  The Code is available in print to any stockholder who requests it.

Item 11.	Executive Compensation.

Information regarding compensation of executive officers and directors is incorporated by reference to the following sections of the 2010 Proxy Statement:
•	Compensation Discussion and Analysis,
•	Compensation Committee Report,
•	Executive Compensation,
•	Non-Employee Director Compensation, and
•	Compensation Committee Interlocks and Insider Participation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the section entitled “Share Ownership of Directors, Management and Certain Beneficial Owners” of the 2010 Proxy Statement.

Equity Compensation Plan Information
The Company maintains the 1995 Executive Incentive Compensation Plan, as amended, and the 1995 Non-Employee Directors’ Stock Plan, as amended, which allow the Company to grant equity awards to eligible persons.

The following table gives information about equity awards under these plans as of December 31, 2009.  All securities referred to are shares of Harsco common stock.

Equity Compensation Plan Information
	Column (a)	Column (b)		Column (c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))
Equity compensation plans approved by security holders (1)	619,461	$22.62	(2)	2,433,952

Equity compensation plans not approved by security holders	—	—		—
Total	619,461	$22.62		2,433,952
(1)	Plans include the 1995 Executive Incentive Compensation Plan, as amended, and the 1995 Non-Employee Directors’ Stock Plan, as amended.
(2)	Includes the average of the weighted average exercise price for stock options and the weighted average grant-date fair value for the restricted stock units.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions is incorporated by reference to the sections entitled "Transactions with Related Persons" and “Corporate Governance” of the 2010 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

Information regarding principal accounting fees and services is incorporated by reference to the sections entitled “Report of the Audit Committee” and “Fees Billed by the Independent Auditors for Audit and Non-Audit Services” of the 2010 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	1. The Consolidated Financial Statements are listed in the index to Item 8, "Financial Statements and Supplementary Data," on page 51.

(a)	2. The following financial statement schedule should be read in conjunction with the Consolidated Financial Statements (see Item 8, “Financial Statements and Supplementary Data”):

Page
Schedule II - Valuation and Qualifying Accounts for the years 2009, 2008 and 2007	109

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

SCHEDULE II.  VALUATION AND QUALIFYING ACCOUNTS
Continuing Operations
(In thousands)

COLUMN A	COLUMN B	COLUMN C Additions	COLUMN D Additions (Deductions)			COLUMN E
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Due to Currency Translation Adjustments	Other		Balance at End of Period

For the year 2009:

Allowance for Doubtful Accounts	$27,853	$9,318	$694	$(13,370	) (a)	$24,495
Deferred Tax Assets – Valuation Allowance	$21,459	$(980)	$(75)	$2,340		$22,744

For the year 2008:

Allowance for Doubtful Accounts	$25,580	$12,493	$(2,666)	$(7,554	) (a)	$27,853
Deferred Tax Assets – Valuation Allowance	$15,318	$241	$(804)	$6,704	(b)	$21,459

For the year 2007:

Allowance for Doubtful Accounts	$25,351	$7,842	$992	$(8,605	) (a)	$25,580
Deferred Tax Assets – Valuation Allowance	$13,892	$(353)	$372	$1,407		$15,318

(a)	Includes principally the utilization of previously reserved amounts.

(b)	Includes principally valuation allowance established against the deferred tax asset related to a net investment hedge.

(a)      3.      Listing of Exhibits Filed with Form 10-K

Exhibit Number	Data Required	Location in Form 10-K
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

4(h) (iii)	Form of Second Supplemental Indenture, by and between Harsco Corporation and JPMorgan Chase Bank, as Trustee	Exhibit to Form 8-K dated September 8, 2003

4(h) (iv)	Second Supplemental Indenture, dated as of September 12, 2003, by and between Harsco Corporation and J.P. Morgan Chase Bank, as Trustee	Exhibit to Form 10-Q for the period ended September 30, 2003

4(i) (i)	Form of 5.125% Global Senior Note due September 15, 2013	Exhibit to Form 8-K dated September 8, 2003

4(i) (ii)	5.125% 2003 Notes due September 15, 2013 described in Prospectus Supplement dated September 8, 2003 to Form S-3 Registration under Rule 415 dated December 15, 1994	Incorporated by reference to the Prospectus Supplement dated September 8, 2003 to Form S-3, Registration No. 33-56885 dated December 15, 1994

Exhibit Number	Data Required	Location in Form 10-K

4(j)	5.75% Senior Notes due 2018 described in Prospectus Supplement dated May 12, 2008 to Form S-3ASR Registration dated May 12, 2008	Incorporated by reference to the Prospectus Supplement dated May 12, 2008 to Form S-3, Registration No. 333-150825 dated May 12, 2008

Material Contracts - Credit and Underwriting Agreements

10(a) (i)	$50,000,000 Facility agreement dated December 15, 2000	Exhibit volume, 2000 Form 10-K

10(a) (ii)	Agreement extending term of $50,000,000 Facility agreement dated December 15, 2000	Exhibit volume, 2001 Form 10-K

10(a) (iii)	Agreement amending term and amount of $50,000,000 Facility agreement dated December 15, 2000	Exhibit volume, 2002 Form 10-K

10(a) (iv)	Agreement extending term of $50,000,000 Facility agreement dated December 15, 2000	Exhibit volume, 2003 Form 10-K

10(a) (v)	Agreement extending term of $50,000,000 Facility agreement dated December 15, 2000	Exhibit to Form 8-K dated January 25, 2005

10(a) (vi)	Agreement extending term of $50,000,000 Facility agreement dated December 15, 2000	Exhibit volume, 2005 Form 10-K

10(a) (vii)	Agreement extending term of $50,000,000 Facility agreement dated December 15, 2000	Exhibit to Form 8-K dated December 22, 2006

10(a) (viii)	Agreement extending term of $50,000,000 Facility agreement dated December 15, 2000	Exhibit to Form 8-K dated February 4, 2008

10(a) (ix)	Agreement extending term of Facility agreement dated December 15, 2000 and reducing the amount to $30,000,000	Exhibit to Form 8-K dated December 22, 2008

10(a) (x)	Agreement extending term of Facility agreement dated December 15, 2000 in the amount of $30,000,000	Exhibit volume, 2009 Form 10-K

10(b)	Commercial Paper Dealer Agreement dated September 24, 2003, between ING Belgium SA/NV and Harsco Finance B.V.	Exhibit volume, 2003 Form 10-K

Exhibit Number	Data Required	Location in Form 10-K

10(b)(i)	Commercial Paper Dealer Agreement dated September 24, 2003, between ING Belgium SA/NV and Harsco Finance B.V. – Supplement No. 1 to the Dealer Agreement	Exhibit to Form 8-K dated November 8, 2005

10(c)	Commercial Paper Payment Agency Agreement Dated October 1, 2000, between Salomon Smith Barney Inc. and Harsco Corporation	Exhibit volume, 2000 Form 10-K

10(e)	Issuing and Paying Agency Agreement, Dated October 12, 1994, between Morgan Guaranty Trust Company of New York and Harsco Corporation	Exhibit volume, 1994 Form 10-K

10(f)	364-Day Credit Agreement	Exhibit to Form 10-Q for the period ended September 30, 2008

10(g)	Three-Year Credit Agreement	Exhibit to Form 8-K dated December 23, 2009

10(i)	Commercial Paper Dealer Agreement dated June 7, 2001, between Citibank International plc, National Westminster Bank plc, The Royal Bank of Scotland plc and Harsco Finance B.V.	Exhibit to Form 10-Q for the period ended June 30, 2001

Material Contracts - Management Contracts and Compensatory Plans

10(d)	Form of Change in Control Severance Agreement (CEO)	Exhibit volume, 2008 Form 10-K

10(k)	Harsco Corporation Supplemental Retirement Benefit Plan as amended and restated January 1, 2009	Exhibit volume, 2008 Form 10-K

10(l)	Trust Agreement between Harsco Corporation and Dauphin Deposit Bank and Trust Company dated July 1, 1987 relating to the Supplemental Retirement Benefit Plan	Exhibit volume, 1987 Form 10-K

10(m)	Harsco Corporation Supplemental Executive Retirement Plan as amended	Exhibit volume, 1991 Form 10-K

10(n)	Trust Agreement between Harsco Corporation and Dauphin Deposit Bank and Trust Company dated November 22, 1988 relating to the Supplemental Executive Retirement Plan	Exhibit volume, 1988 Form 10-K

10(o) (i)	Harsco Corporation 1995 Executive Incentive Compensation Plan As Amended and Restated	Proxy Statement dated March 23, 2004 on Exhibit B pages B-1 through B-15

Exhibit Number	Data Required	Location in Form 10-K

10(o) (ii)	Amendment No. 1 to the Harsco Corporation 1995 Executive Incentive Compensation Plan	Exhibit volume, 2008 Form 10-K

10(p)	Authorization, Terms and Conditions of the Annual Incentive Awards, as Amended and Restated April 27, 2004, under the 1995 Executive Incentive Compensation Plan	Exhibit to Form 8-K dated March 23, 2006

10(q)	Authorization, Terms and Conditions of Other Performance Awards under the Harsco Corporation 1995 Executive Incentive Compensation Plan (as amended and restated)	Exhibit to Form 8-K dated March 22, 2007

10(r)	Special Supplemental Retirement Benefit Agreement for D. C. Hathaway	Exhibit Volume, 1988 Form 10-K

10(s)	Harsco Corporation Form of Restricted Stock Units Agreement (Directors)	Exhibit to Form 8-K dated April 26, 2005

10(u)	Harsco Corporation Deferred Compensation Plan for Non-Employee Directors (as Amended and Restated as of December 31, 2008)	Exhibit Volume, 2008 Form 10-K

10(v) (i)	Harsco Corporation 1995 Non-Employee Directors' Stock Plan As Amended and Restated at January 27, 2004	Proxy Statement dated March 23, 2004 on Exhibit A pages A-1 through A-9

10(v) (ii)	Amendment No. 1 to the Harsco Corporation 1995 Non-Employee Directors’ Stock Plan	Exhibit volume, 2008 Form 10-K

10(w)	Restricted Stock Units Agreement for International Employees	Exhibit volume, 2007 Form 10-K

10(x)	Settlement and Consulting Agreement	Exhibit to Form 10-Q for the period ended March 31, 2003

10(y)	Restricted Stock Units Agreement	Exhibit to Form 8-K dated January 23, 2007

10(aa)	Harsco Non-Qualified Retirement Savings & Investment Plan Part B – Amendment and Restatement as of January 1, 2009	Exhibit volume, 2008 Form 10-K

10(ab)	Form of Change in Control Severance Agreement (Non-CEO)	Exhibit volume, 2008 Form 10-K

Exhibit Number	Data Required	Location in Form 10-K

Director Indemnity Agreements -

10(t)	A. J. Sordoni, III	Exhibit volume, 1989 Form 10-K Uniform agreement, same as shown for J. J. Burdge

"	R. C. Wilburn	" "

"	J. I. Scheiner	" "

"	D. H. Pierce	" "

"	K. G. Eddy	Exhibit to Form 8-K dated August 27, 2004

"	T. D. Growcock	Exhibit to Form 8-K dated August 27, 2004, same as shown for K. G. Eddy

"	H.W. Knueppel	" "

"	S.E. Graham	" "

12	Computation of Ratios of Earnings to Fixed Charges	Exhibit volume, 2009 Form 10-K

21	Subsidiaries of the Registrant	Exhibit volume, 2009 Form 10-K

23	Consent of Independent Registered Public Accounting Firm	Exhibit volume, 2009 Form 10-K

31(a)	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)	Exhibit volume, 2009 Form 10-K

31(b)	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)	Exhibit volume, 2009 Form 10-K

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)	Exhibit volume, 2009 Form 10-K

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

HARSCO CORPORATION
(Registrant)

Date	2-23-2010	/S/ Stephen J. Schnoor
Stephen J. Schnoor
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Capacity	Date

/S/	Salvatore D. Fazzolari	Chairman, Chief Executive Officer	2-23-2010
	(Salvatore D. Fazzolari)	and Director

/S/	Geoffrey D. H. Butler	President Harsco Corporation,	2-23-2010
	(Geoffrey D. H. Butler)	CEO Harsco Infrastructure and Director

/S/	Stephen J. Schnoor	Senior Vice President and	2-23-2010
	(Stephen J. Schnoor)	Chief Financial Officer (Principal Financial Officer)

/S/	Richard M. Wagner	Vice President and Controller	2-23-2010
	(Richard M. Wagner)	(Principal Accounting Officer)

/S/	Kathy G. Eddy	Director	2-23-2010
(Kathy G. Eddy)

/S/	Stuart E. Graham	Director	2-23-2010
(Stuart E. Graham)

/S/	Terry D. Growcock	Director	2-23-2010
(Terry D. Growcock)

/S/	Henry W. Knueppel	Director	2-23-2010
(Henry W. Knueppel)

/S/	D. Howard Pierce	Director	2-23-2010
(D. Howard Pierce)

/S/	James I. Scheiner	Director	2-23-2010
(James I. Scheiner)

/S/	Andrew J. Sordoni, III	Director	2-23-2010
(Andrew J. Sordoni, III)

/S/	Dr. Robert C. Wilburn	Director	2-23-2010
(Dr. Robert C. Wilburn)