Form 10-Q
period 2010-03-31
HARSCO CORP
filed 2010-05-06
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
____________________

FORM 10-Q
____________________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File Number   001-03970

HARSCO CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	23-1483991
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

350 Poplar Church Road, Camp Hill, Pennsylvania	17011
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐    NO  ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2010
Common stock, par value $1.25 per share	80,513,454

HARSCO CORPORATION
FORM 10-Q
INDEX

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Statements of Income (Unaudited)	3
	Condensed Consolidated Balance Sheets (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows (Unaudited)	5
	Condensed Consolidated Statements of Equity (Unaudited)	6
	Condensed Consolidated Statements of Comprehensive Income (Unaudited)	7
	Notes to Condensed Consolidated Financial Statements (Unaudited)	8 – 21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21 – 35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	35

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Defaults Upon Senior Securities	36

Item 4.	(Removed and Reserved)

Item 5.	Other Information	36 – 37

Item 6.	Exhibits	37

SIGNATURES		38

PART I – FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended March 31
(In thousands, except per share amounts)	2010	2009
Revenues from continuing operations:
Service revenues	$599,046	$562,432
Product revenues	143,360	134,458
Total revenues	742,406	696,890

Costs and expenses from continuing operations:
Cost of services sold	486,632	440,619
Cost of products sold	92,801	96,266
Selling, general and administrative expenses	136,327	124,997
Research and development expenses	916	643
Other income	(2,509)	(2,806)
Total costs and expenses	714,167	659,719

Operating income from continuing operations	28,239	37,171

Interest income	461	545
Interest expense	(16,119)	(15,313)

Income from continuing operations before income taxes and equity income	12,581	22,403

Income tax expense	(3,034)	(1,511)
Equity in income of unconsolidated entities, net	130	87

Income from continuing operations	9,677	20,979

Discontinued operations:
Loss from discontinued business	(163)	(1,754)
Income tax benefit	414	530
Income (loss) from discontinued operations	251	(1,224)
Net Income	9,928	19,755
Less: Net income attributable to noncontrolling interests	(1,894)	(1,163)
Net income attributable to Harsco Corporation	$8,034	$18,592

Amounts attributable to Harsco Corporation common stockholders:
Income from continuing operations, net of tax	$7,783	$19,816
Income (loss) from discontinued operations, net of tax	251	(1,224)
Net income attributable to Harsco Corporation common stockholders	$8,034	$18,592

Weighted average shares of common stock outstanding	80,543	80,249
Basic earnings per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.10	$0.25
Discontinued operations	—	(0.02)
Basic earnings per share attributable to Harsco Corporation common stockholders	$0.10	$0.23

Diluted weighted average shares of common stock outstanding	80,743	80,484
Diluted earnings per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.10	$0.25
Discontinued operations	—	(0.02)
Diluted earnings per share attributable to Harsco Corporation common stockholders	$0.10	$0.23
Cash dividends declared per common share	$0.205	$0.20

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)	March 31 2010	December 31 2009
ASSETS
Current assets:
Cash and cash equivalents	$85,394	$94,184
Trade accounts receivable, net	639,480	598,318
Other receivables	27,937	30,865
Inventories	279,744	291,174
Other current assets	147,259	154,797
Total current assets	1,179,814	1,169,338
Property, plant and equipment, net	1,442,062	1,510,801
Goodwill	680,607	699,041
Intangible assets, net	143,464	150,746
Other assets	121,454	109,314
Total assets	$3,567,401	$3,639,240
LIABILITIES
Current liabilities:
Short-term borrowings	$89,732	$57,380
Current maturities of long-term debt	54,501	25,813
Accounts payable	220,482	215,504
Accrued compensation	75,015	67,652
Income taxes payable	14,269	5,931
Dividends payable	16,502	16,473
Insurance liabilities	26,484	25,533
Advances on contracts	124,126	149,413
Other current liabilities	187,600	187,403
Total current liabilities	808,711	751,102
Long-term debt	850,456	901,734
Deferred income taxes	72,709	90,993
Insurance liabilities	56,713	61,660
Retirement plan liabilities	229,044	250,075
Other liabilities	62,328	73,842
Total liabilities	2,079,961	2,129,406
COMMITMENTS AND CONTINGENCIES
EQUITY
Harsco Corporation stockholders’ equity:
Preferred stock, Series A junior participating cumulative preferred stock	—	—
Common stock	139,429	139,234
Additional paid-in capital	139,607	137,746
Accumulated other comprehensive loss	(215,198)	(201,684)
Retained earnings	2,124,729	2,133,297
Treasury stock	(737,106)	(735,016)
Total Harsco Corporation stockholders’ equity	1,451,461	1,473,577
Noncontrolling interests	35,979	36,257
Total equity	1,487,440	1,509,834
Total liabilities and equity	$3,567,401	$3,639,240

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended March 31
(In thousands)	2010	2009

Cash flows from operating activities:
Net income	$9,928	$19,755
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
Depreciation	71,857	67,701
Amortization	9,078	6,707
Equity in income of unconsolidated entities, net	(130)	(87)
Dividends or distributions from unconsolidated entities	88	—
Other, net	(12,853)	(8,031)
Changes in assets and liabilities, net of acquisitions
and dispositions of businesses:
Accounts receivable	(53,212)	28,719
Inventories	5,748	(5,885)
Accounts payable	8,324	(44,191)
Accrued interest payable	9,817	9,536
Accrued compensation	8,697	(18,839)
Other assets and liabilities	(27,287)	(15,785)

Net cash provided by operating activities	30,055	39,600

Cash flows from investing activities:
Purchases of property, plant and equipment	(29,849)	(36,042)
Purchases of businesses, net of cash acquired	(27,584)	(108)
Proceeds from sales of assets	8,873	5,988
Other investing activities	(4,386)	(1,276)

Net cash used by investing activities	(52,946)	(31,438)

Cash flows from financing activities:
Short-term borrowings, net	31,736	(10,069)
Current maturities and long-term debt:
Additions	96,577	116,857
Reductions	(95,601)	(117,712)
Cash dividends paid on common stock	(16,472)	(15,633)
Dividends paid to noncontrolling interests	(1,825)	—
Contributions of equity from noncontrolling interests	161	—
Common stock issued-options	108	77

Net cash provided (used) by financing activities	14,684	(26,480)

Effect of exchange rate changes on cash	(583)	(3,849)

Net decrease in cash and cash equivalents	(8,790)	(22,167)

Cash and cash equivalents at beginning of period	94,184	91,336

Cash and cash equivalents at end of period	$85,394	$69,169

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

	Harsco Corporation Stockholders’ Equity
(In thousands, except share and per share amounts)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Issued	Treasury
Beginning Balances, January 1, 2009	$138,925	$(733,203)	$137,083	$2,079,170	$(208,299)	$36,296	$1,449,972
Net income				18,592		1,163	19,755
Cash dividends declared:
Common @ $0.20 per share				(16,054)			(16,054)
Translation adjustments, net of deferred income taxes of $4,505					(64,059)	(1,012)	(65,071)
Cash flow hedging instrument adjustments, net of deferred income taxes of $2,202					(15,299)		(15,299)
Pension liability adjustments, net of deferred income taxes of $(3,974)					8,662		8,662
Marketable securities unrealized gains, net of deferred income taxes of $11					(20)		(20)
Stock options exercised, 17,960 shares	22	(103)	(293)				(374)
Net issuance of stock – vesting of restricted stock units, 84,254 shares	172	(1,390)					(1,218)
Amortization of unearned compensation on restricted stock units, net of forfeitures			1,087				1,087
Balances, March 31, 2009	$139,119	$(734,696)	$137,877	$2,081,708	$(279,015)	$36,447	$1,381,440

	Harsco Corporation Stockholders’ Equity
(In thousands, except share and per share amounts)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Issued	Treasury
Beginning Balances, January 1, 2010	$139,234	$(735,016)	$137,746	$2,133,297	$(201,684)	$36,257	$1,509,834
Net income				8,034		1,894	9,928
Cash dividends declared:
Common @ $0.205 per share				(16,602)			(16,602)
Noncontrolling interests						(1,825)	(1,825)
Translation adjustments, net of deferred income taxes of $11,165					(35,013)	(508)	(35,521)
Cash flow hedging instrument adjustments, net of deferred income taxes of $450					(1,176)		(1,176)
Contributions of equity from noncontrolling interests						161	161
Pension liability adjustments, net of deferred income taxes of $(9,864)					22,670		22,670
Marketable securities unrealized gains, net of deferred income taxes of $(4)					5		5
Stock options exercised, 47,420 shares	59	(836)	967				190
Net issuance of stock – vesting of restricted stock units, 69,515 shares	136	(1,254)	(188)				(1,306)
Amortization of unearned compensation on restricted stock units, net of forfeitures			1,082				1,082
Balances, March 31, 2010	$139,429	$(737,106)	$139,607	$2,124,729	$(215,198)	$35,979	$1,487,440

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
	Three Months Ended March 31
(In thousands)	2010	2009

Net income	$9,928	$19,755

Other comprehensive income (loss):
Foreign currency translation adjustments	(35,521)	(65,071)

Net losses on cash flow hedging instruments, net of deferred income taxes of $450 and $2,200 in 2010 and 2009, respectively	(1,176)	(15,296)

Reclassification adjustment for gain on cash flow hedging instruments included in net income, net of deferred income taxes of $2 in 2009	—	(3)

Pension liability adjustments, net of deferred income taxes of $(9,864) and $(3,974) in 2010 and 2009, respectively	22,670	8,662

Unrealized gain (loss) on marketable securities, net of deferred income taxes of $(5) and $11 in 2010 and 2009, respectively	7	(20)

Reclassification adjustment for gain on marketable securities, net of deferred income taxes of $1 in 2010	(2)	—

Total other comprehensive loss	(14,022)	(71,728)

Total comprehensive loss	(4,094)	(51,973)

Less: Comprehensive income attributable to noncontrolling interests	(1,386)	(151)

Comprehensive loss attributable to Harsco Corporation	$(5,480)	$(52,124)

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A.      Basis of Presentation

The unaudited condensed consolidated financial statements and notes included in this report have been prepared by management of Harsco Corporation (the “Company”).  In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair presentation are reflected in the condensed consolidated financial statements.  The December 31, 2009 Condensed Consolidated Balance Sheets information contained in this Form 10-Q was derived from the 2009 audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America for a year-end report.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s 2009 Annual Report on Form 10-K.

The Company is involved in the normal course of business with variable interest entities (“VIE”) that are operating entities in the Harsco Infrastructure and Harsco Metals Segments.  Generally, VIEs are utilized in countries with foreign ownership requirements or to facilitate the Company’s entry into targeted growth markets.  The Company is deemed the primary beneficiary in substantially all VIEs in which it is involved and consolidates them in its consolidated financial statements.  VIEs in which the Company is not deemed the primary beneficiary are accounted for under the equity method and reported in the Company’s Consolidated Balance Sheet as other assets.  The Company’s maximum exposure to loss with respect to all VIEs is limited to the carrying amounts reported in the Company’s Consolidated Balance Sheet and any unfunded commitment.  Neither the carrying amounts nor the unfunded commitments related to these VIEs are material.

Segment information for prior periods has been reclassified to conform with the current presentation.  The Harsco Rail operating segment, which was previously a component of the All Other Category, is now reported separately.

The Company’s management has evaluated all activity of the Company and concluded that subsequent events are properly reflected in the Company’s unaudited condensed consolidated financial statements and notes as required by standards for accounting and disclosure of subsequent events.

Operating results and cash flows for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

B.      Review of Operations by Segment

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
(In thousands)	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)

Harsco Infrastructure Segment	$250,629	$(19,273)	$283,746	$18,837

Harsco Metals Segment	297,479	11,374	238,386	(2,815)

Harsco Rail Segment (a)	95,402	20,414	59,840	7,224

Segment Totals	643,510	12,515	581,972	23,246

All Other Category - Harsco Minerals & Harsco Industrial (a)	98,836	16,288	114,858	16,217

General Corporate	60	(564)	60	(2,292)

Total	$742,406	$28,239	$696,890	$37,171

(a)
Segment information for prior periods has been reclassified to conform with the current presentation.  The Harsco Rail operating segment, which was previously a component of the All Other Category, is now reported separately.

Reconciliation of Segment Operating Income to Consolidated Income from Continuing Operations
Before Income Taxes and Equity Income
	Three Months Ended March 31
(In thousands)	2010	2009

Segment Operating Income	$12,515	$23,246

All Other Category - Harsco Minerals & Harsco Industrial	16,288	16,217

General Corporate	(564)	(2,292)

Operating income from continuing operations	28,239	37,171

Interest income	461	545

Interest expense	(16,119)	(15,313)

Income from continuing operations before income taxes and equity income	$12,581	$22,403

C.      Accounts Receivable and Inventories

At March 31, 2010 and December 31, 2009, Trade accounts receivable of $639.5 million and $598.3 million, respectively, were net of allowances for doubtful accounts of $26.4 million and $24.5 million, respectively.  The provision for doubtful accounts was $2.3 million and $2.0 million for the three months ended March 31, 2010 and 2009, respectively.  Other receivables of $27.9 million and $30.9 million at March 31, 2010 and December 31, 2009, respectively, include insurance claim receivables, employee receivables, tax claim receivables and other miscellaneous receivables not included in Trade accounts receivable, net.

Inventories consist of the following:

	Inventories
(In thousands)	March 31 2010	December 31 2009

Finished goods	$137,602	$146,104
Work-in-process	20,967	19,381
Raw materials and purchased parts	80,898	84,542
Stores and supplies	40,277	41,147

Total inventories	$279,744	$291,174

D.      Property, Plant and Equipment

Property, plant and equipment consists of the following:
(In thousands)	March 31 2010	December 31 2009
Land and improvements	$46,096	$46,198
Buildings and improvements	202,005	207,280
Machinery and equipment	3,075,574	3,146,358
Uncompleted construction	40,908	50,252
Gross property, plant and equipment	3,364,583	3,450,088
Less accumulated depreciation	(1,922,521)	(1,939,287)
Net property, plant and equipment	$1,442,062	$1,510,801

E.      Goodwill and Other Intangible Assets

Goodwill by Segment
(In thousands)	Harsco Infrastructure Segment	Harsco Metals Segment	Harsco Rail Segment	All Other Category – Harsco Minerals & Harsco Industrial	Consolidated Totals
Balance as of December 31, 2009	$266,119	$315,745	$8,979	$108,198	$699,041

Goodwill acquired during year (a)	11,419	—	—	—	11,419

Changes to Goodwill (b)	(4,038)	—	320	—	(3,718)

Foreign currency translation	(14,549)	(11,915)	(1)	330	(26,135)

Balance as of March 31, 2010	$258,951	$303,830	$9,298	$108,528	$680,607
(a)	Relates to acquisition of Bell Scaffolding Group, see Note F, “Acquisitions.”
(b)	Relates to opening balance sheet adjustments.

Intangible Assets by Category
	March 31, 2010		December 31, 2009
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$160,314	$65,815	$165,092	$61,547

Non-compete agreements	1,414	1,333	1,440	1,346

Patents	6,887	4,570	7,043	4,597

Other	77,528	30,868	73,143	28,336

Total	$246,143	$102,586	$246,718	$95,826

Acquired Intangible Assets (a)
(In thousands)	Gross Carrying Amount	Residual Value	Weighted-average Amortization Period

Customer relationships	$211	None	7 years

Trade name	4,592	None	5 years

Total	$4,803

(a)	Relates to acquisition of Bell Scaffolding Group, see Note F, “Acquisitions.”

Amortization expense for intangible assets was $8.3 million and $6.2 million for the three months ended March 31, 2010 and 2009, respectively.  The following table shows the estimated amortization expense for the next five fiscal years based on current intangible assets.  These estimated amortization expense amounts do not reflect the potential effect of future foreign currency exchange rate fluctuations.

(In thousands)	2010	2011	2012	2013	2014

Estimated amortization expense	$32,800	$30,900	$17,300	$15,400	$13,700

F.      Acquisitions

In January 2010, the Company acquired Bell Scaffolding Group (“Bell”), an Australia-based infrastructure solutions provider serving the industrial, infrastructure and commercial construction sectors.  Bell’s capabilities range from technical design and support through supply and erect contracts.  Bell generates annual revenues of approximately $40 million and has been included in the Harsco Infrastructure Segment.

Inclusion of the pro-forma financial information for this transaction is not necessary due to the immaterial size of the acquisition.

Certain of the Company’s acquisitions include contingent consideration features for which defined goals must be met by the acquired business in order for payment of the consideration. Each quarter until settlement of the contingency, the Company assesses the likelihood that an acquired business will achieve the goals and the resulting fair value of the contingency. The Company has consummated acquisitions whereby the purchase price included contingent consideration based on the performance of the business during 2010. In March 2010, the Company’s assessment of these performance goals resulted in an $8.3 million reduction to the previously recognized contingent consideration liability as a result of difficult end-market conditions for the business which are expected to continue for the remainder of 2010, among other things. In accordance with accounting standards for acquisitions, this adjustment was recognized in operating income in the consolidated income statement as an increase to the Other income line item. As the fair value is evaluated on a quarterly basis, any future adjustments (increases or decreases) will also be included in operating income.

G.      Commitments and Contingencies

Environmental
The Company is involved in a number of environmental remediation investigations and cleanups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites.  While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company.  The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements; the availability and application of technology; the allocation of cost among potentially responsible parties; the years of remedial activity required and the remediation methods selected.  The Condensed Consolidated Balance Sheets at March 31, 2010 and December 31, 2009 included accruals in Other current liabilities of $3.2 million and $3.1 million, respectively, for environmental matters.  The amounts charged against pre-tax income related to environmental matters totaled $0.4 million for the first three months of both 2010 and 2009.

In April 2010, the Company and an unrelated third party entered into a Consent Decree with the United States Environmental Protection Agency and the Allegheny County Health Department in Pennsylvania, in connection with an alleged violation by the Company and such third party of certain applicable federally enforceable air pollution control requirements in connection with the operation of a slag processing area located on the third party’s Pennsylvania facility.  The Company and such third party have promptly taken steps to remedy the situation.  The Company anticipates that its portion of the penalty relating to this matter will exceed $0.1 million.  However, the Company does not expect that any sum it may have to pay in connection with this matter would have a material adverse effect on its financial position, results of operations or cash flows.

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

Gas Technologies Divestiture
In October 2009, the Company and Taylor-Wharton International (“TWI”), the purchaser of the Company’s Gas Technologies business, satisfactorily resolved the open claims and counterclaims that had been submitted to arbitration.  The claims and counterclaims related both to net working capital adjustments associated with the divestiture and to alleged breach of certain representations and warranties made by the Company.  The settlement and related costs and fees were reflected in the $15.1 million after-tax loss from discontinued operations recorded by the Company for the twelve months ended December 31, 2009.  In November 2009, TWI filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.  TWI has not yet emerged from bankruptcy protection and has yet to confirm any plan of reorganization; however, TWI has filed a motion to reject certain executory contracts entered into between the Company and TWI.  TWI has not sought to reject the settlement agreement finalized in October 2009 between the Company and TWI.  The Company has not yet been able to determine the effect of such proceedings on ongoing contractual relationships between the Company and TWI.

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

As of March 31, 2010, there are 26,055 pending asbestos personal injury claims filed against the Company.  Of these cases, 25,543 were pending in the New York Supreme Court for New York County in New York State.  The other claims, totaling 512, are filed in various counties in a number of state courts, and in certain Federal District Courts (including New York), and those complaints generally assert lesser amounts of damages than the New York State court cases or do not state any amount claimed.

As of March 31, 2010, the Company has obtained dismissal by stipulation, or summary judgment prior to trial, in 18,511 cases.

In view of the persistence of asbestos litigation nationwide, the Company expects to continue to receive additional claims.  However, there have been developments during the past several years, both by certain state legislatures and by certain state courts, which could favorably affect the Company’s ability to defend these asbestos claims in those jurisdictions.  These developments include procedural changes, docketing changes, proof of damage requirements and other changes that require plaintiffs to follow specific procedures in bringing their claims and to show proof of damages before they can proceed with their claim.  An example is the action taken by the New York Supreme Court (a trial court), which is responsible for managing all asbestos cases pending within New York County in the State of New York.  This Court issued an order in December 2002 that created a Deferred or Inactive Docket for all pending and future asbestos claims filed by plaintiffs who cannot demonstrate that they have a malignant condition or discernable physical impairment, and an Active or In Extremis Docket for plaintiffs who are able to show such medical condition.  As a result of this order, the majority of the asbestos cases filed against the Company in New York County have been moved to the Inactive Docket until such time as the plaintiffs can show that they have incurred a physical impairment.  As of March 31, 2010, the Company has been listed as a defendant in 573 Active or In Extremis asbestos cases in New York County.  The Court’s Order has been challenged by plaintiffs.

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

Insurance liabilities are recorded when it is probable that a liability has been incurred for a particular event and the amount of loss associated with the event can be reasonably estimated.  Insurance reserves have been estimated based primarily upon actuarial calculations and reflect the undiscounted estimated liabilities for ultimate losses including claims incurred but not reported.  Inherent in these estimates are assumptions that are based on the Company’s history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends.  If actual claims differ from those projected by management, changes (either increases or decreases) to insurance reserves may be required and would be recorded through income in the period the change was determined.  When a recognized liability is covered by third-party insurance, the Company records an insurance claim receivable to reflect the covered liability.  Insurance claim receivables are included in Other receivables in the Company’s Consolidated Balance Sheets.  See Note 1, “Summary of Significant Accounting Policies,” of the Company’s Form 10-K for the year ended December 31, 2009, for additional information on Accrued Insurance and Loss Reserves.

H.      Reconciliation of Basic and Diluted Shares
	Three Months Ended
	March 31
(In thousands, except per share amounts)	2010	2009

Income from continuing operations attributable to Harsco Corporation common stockholders	$7,783	$19,816

Weighted average shares outstanding - basic	80,543	80,249

Dilutive effect of stock-based compensation	200	235

Weighted average shares outstanding - diluted	80,743	80,484
Earnings from continuing operations per common share, attributable to Harsco Corporation common stockholders:

Basic	$0.10	$0.25

Diluted	$0.10	$0.25

At March 31, 2010 and 2009, there were 36,318 and 85,883 restricted stock units, respectively, outstanding that were not included in the computation of diluted earnings per share because the effect was antidilutive.

I.        Employee Benefit Plans

	Three Months Ended March 31
Defined Benefit Net Periodic Pension Cost	U. S. Plans		International Plans
(In thousands)	2010	2009	2010	2009

Defined benefit plans:
Service cost	$520	$447	$1,020	$931
Interest cost	3,510	3,526	11,821	9,982
Expected return on plan assets	(4,159)	(3,649)	(11,446)	(9,774)
Recognized prior service costs	85	88	92	83
Recognized losses	652	2,524	2,988	3,694
Amortization of transition liability	—	—	13	7
Settlement loss	—	—	17	—
Defined benefit plans net periodic pension cost	$608	$2,936	$4,505	$4,923

In the quarter ended March 31, 2010, the Company contributed $0.4 million and $5.9 million for the U.S. and international defined benefit pension plans, respectively.  The Company currently anticipates contributing an additional $1.8 million and $22.0 million for the U.S. and international plans, respectively, during the remainder of 2010.

In the quarter ended March 31, 2010, the Company’s contributions to multi-employer and defined contribution pension plans were $4.7 million and $2.7 million, respectively.

J.       Recently Adopted and Recently Issued Accounting Standards

The following accounting standards were adopted in 2010:

On January 1, 2010, the Company adopted changes issued by the Financial Accounting Standards Board (“FASB”) to accounting for variable interest entities. These changes require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the solely quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. Other than additional disclosure requirements concerning variable interest entities, the adoption of these changes had no impact on the Company’s consolidated financial statements.

Effective January 1, 2010, the Company adopted changes to the FASB’s previously-issued guidance on accounting for noncontrolling interests in consolidated financial statements. These changes were issued by the FASB on January 6, 2010 and clarify the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a consolidated subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. The adoption of these changes had no impact on the Company’s consolidated financial statements.

Effective January 1, 2010, the Company adopted changes issued by the FASB on January 21, 2010, to disclosure requirements for fair value measurements. The changes require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. The changes also clarify existing disclosure requirements related to how assets and liabilities should be grouped by class and valuation techniques used for recurring and nonrecurring fair value measurements. The adoption of these changes had no impact on the Company’s consolidated financial statements.

Effective January 1, 2010, the Company adopted changes issued by the FASB on February 24, 2010, to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, generally referred to as “subsequent events.” These changes clarified that an entity that is required to file or furnish its financial statements with the Securities and Exchange Commission (“SEC”) is not required to disclose the date through which subsequent events have been evaluated.  Other than the elimination of disclosing this date, the adoption of these changes had no impact on the Company’s consolidated financial statements.

The following accounting standards have been issued and become effective for the Company at various future dates:

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

In January 2010, the FASB issued changes to disclosure requirements for fair value measurements. The changes require a reporting entity to disclose, in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), separate information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). These changes become effective for the Company beginning January 1, 2011. Other than the additional disclosure requirements, management has determined these changes will not have an impact on the Company’s consolidated financial statements.

K.      Derivative Instruments, Hedging Activities and Fair Value

The Company uses derivative instruments, including swaps and forward contracts, to manage certain foreign currency, commodity price and interest rate exposures.  Derivative instruments are viewed as risk management tools by the Company and are not used for trading or speculative purposes.

All derivative instruments are recorded on the balance sheet at fair value.  Changes in the fair value of derivatives used to hedge foreign-currency-denominated balance sheet items are reported directly in earnings along with offsetting transaction gains and losses on the items being hedged.  Derivatives used to hedge forecasted cash flows associated with foreign currency commitments or forecasted commodity purchases may be accounted for as cash flow hedges as deemed appropriate and if the criteria for hedge accounting are met.  Gains and losses on derivatives designated as cash flow hedges are deferred as a separate component of equity and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions.  Generally, as of March 31, 2010, these deferred gains and losses will be reclassified to earnings over 10 to 15 years from the balance sheet date.  The ineffective portion of all hedges, if any, is recognized currently in earnings.

The fair values of outstanding derivative contracts recorded as assets and liabilities in the accompanying Condensed Consolidated Balance Sheets were as follows:

	Fair Values of Derivative Contracts
(In thousands)	Other current assets	Other assets	Other current liabilities

At March 31, 2010:
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	$—	$—	$3
Cross-currency interest rate swap	—	20,097	—
Total derivatives designated as hedging instruments	$—	$20,097	$3
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	$1,376	$—	$647

At December 31, 2009:
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	$—	$—	$14
Cross-currency interest rate swap	—	7,357	—
Total derivatives designated as hedging instruments	$—	$7,357	$14
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	$2,187	$—	$590

The effect of derivative instruments on the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2010 and 2009 was as follows:

Derivatives Designated as Hedging Instruments
(In thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative - Effective Portion	Location of Gain Reclassified from Accumulated OCI into Income - Effective Portion	Amount of Gain Reclassified from Accumulated OCI into Income - Effective Portion	Location of Gain (Loss) Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing
For the three months ended March 31, 2010:
Foreign currency forward exchange contracts	$139		$—		$—
Cross-currency interest rate swap	(1,765)		—	Cost of services and products sold	14,504	(a)
	$(1,626)		$—		$14,504

For the three months ended March 31, 2009:
Commodity contracts	$1,105	Service Revenues	$2,438	Service Revenues	$(17)
Cross-currency interest rate swap	(19,583)		—	Cost of services and products sold	12,428	(a)
	$(18,478)		$2,438		$12,411
(a)	The net gains offset foreign currency fluctuation effects on the debt principal.

Derivatives Not Designated as Hedging Instruments
		Amount of Gain (Loss) Recognized in Income on Derivative (a)
(In thousands)	Location of Gain (Loss) Recognized in Income on Derivative	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009
Foreign currency forward exchange contracts	Cost of services and products sold	$2,680	$(3,543)
(a)	These gains (losses) offset amounts recognized in cost of service and products sold principally as a result of intercompany or third party foreign currency exposures.

Commodity Derivatives
The Company periodically uses derivative instruments to hedge cash flows associated with selling price exposure to certain commodities.  The Company’s commodity derivative activities are subject to the management, direction and control of the Company’s Risk Management Committee, which approves the use of all commodity derivative instruments.  In 2009, the Company’s commodity derivative contract positions that qualified as cash flow hedges under the requirements for hedge accounting consisted of unsecured swap contracts.  There were no such outstanding contracts at March 31, 2010 or at December 31, 2009, as all previously open positions matured in 2009.

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

The Company uses derivative instruments to hedge cash flows related to foreign currency fluctuations.  At March 31, 2010 and December 31, 2009, the Company had $158.3 million and $122.1 million, respectively, of contracted notional amounts of foreign currency forward exchange contracts outstanding.  These contracts are part of a worldwide program to minimize foreign currency exchange operating income and balance sheet exposure by offsetting foreign currency exposures of certain future payments between the Company and it various subsidiaries, vendors or customers.  The unsecured contracts outstanding at March 31, 2010 mature at various times within three months and are with major financial institutions.  The Company may be exposed to credit loss in the event of non-performance by the contract counterparties.  The Company evaluates the credit worthiness of the counterparties and does not expect default by them.  Foreign currency forward exchange contracts are used to hedge commitments, such as foreign currency debt, firm purchase commitments and foreign currency cash flows for certain export sales transactions.

The following tables summarize, by major currency, the contractual notional amounts of the Company's foreign currency forward exchange contracts in U.S. dollars at March 31, 2010 and December 31, 2009.  The "Buy" amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the "Sell" amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies.  Recognized gains and losses offset amounts recognized in cost of services and products sold principally as a result of intercompany or third party foreign currency exposures.

Foreign Currency Forward Exchange Contracts
At March 31, 2010
(In thousands)	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
British pounds sterling	Sell	$14,974	April 2010	$75
British pounds sterling	Buy	7,209	April 2010 through June 2010	(44)
Euros	Sell	89,710	April 2010 through June 2010	1,081
Euros	Buy	42,206	April 2010 through June 2010	(383)
Other currencies	Sell	1,287	April 2010 through May 2010	(1)
Other currencies	Buy	2,899	April 2010	(2)
Total		$158,285		$726

At December 31, 2009
(In thousands)	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
British pounds sterling	Sell	$715	January 2010 through March 2010	$(18)
British pounds sterling	Buy	3,354	January 2010	67
Euros	Sell	72,068	January 2010 through February 2010	1,820
Euros	Buy	38,967	January 2010	(346)
Other currencies	Sell	4,155	January 2010 through February 2010	72
Other currencies	Buy	2,867	January 2010 through March 2010	(12)
Total		$122,126		$1,583

In addition to foreign currency forward exchange contracts, the Company designates certain loans as hedges of net investments in foreign subsidiaries.  The Company recorded income of $19.2 million and $13.0 million during the three months ended March 31, 2010 and 2009, respectively, in Accumulated other comprehensive loss, which is a separate component of stockholders’ equity, related to hedges of net investments.

Cross-Currency Interest Rate Swap
In May 2008, the Company entered into a ten -year, $250.0 million cross-currency interest rate swap in conjunction with a debt issuance in order to lock in a fixed euro interest rate for $250.0 million of the issuance.  Under the swap, the Company receives interest based on a fixed U.S. dollar rate and pays interest on a fixed euro rate on the outstanding notional principal amounts in dollars and euros, respectively.  The cross-currency interest rate swap is recorded in the Condensed Consolidated Balance Sheets at fair value, with changes in value attributed to the effect of the swaps’ interest spread recorded in Accumulated other comprehensive loss, which is a separate component of equity.  Changes in value attributed to the effect of foreign currency fluctuations are recorded in the income statement and offset currency fluctuation effects on the debt principal.

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

At March 31, 2010 and December 31, 2009, all derivative assets and liabilities were valued at Level 2 of the fair value hierarchy.  The following table indicates the different financial instruments of the Company.

Level 2 Fair Value Measurements
(In thousands)	March 31 2010	December 31 2009
Assets
Foreign currency forward exchange contracts	$1,376	$2,187
Cross-currency interest rate swap	20,097	7,357

Liabilities
Foreign currency forward exchange contracts	650	604

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities.  At March 31, 2010, and December 31, 2009, total fair value of long-term debt, including current maturities, was $933.2 million and $965.5 million, respectively, compared to carrying value of $905.0 million and $927.5 million, respectively.  Fair values for debt are based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

L.         Restructuring Programs

2010 Restructuring Program
As a result of the continued financial and economic crisis, in the first quarter of 2010 the Company implemented actions to further reduce its global workforce and close certain facilities. The Company recorded net pre-tax restructuring charges totaling $9.1 million in the Other income line of the Condensed Consolidated Income Statements for costs incurred primarily in the Harsco Infrastructure and Harsco Metals Segments. These restructuring actions are expected to be completed over the next twelve months, but principally in the second quarter of 2010.

Through March 31, 2010, the Company completed workforce reductions related to these actions of 96 employees of a total expected workforce reduction of 337 employees. The majority of the remaining workforce reductions and costs to exit activities are targeted for completion during 2010, principally in the second quarter.

2008 Restructuring Program
The 2008 program was designed to improve organizational efficiency and enhance profitability and stockholder value by generating sustainable operating expense savings.  Under this program, the Company principally exited certain underperforming contracts with customers, closed certain facilities and reduced the global workforce.  Restructuring costs were incurred primarily in the Harsco Metals and Harsco Infrastructure Segments and recorded in the Other income line of the Condensed Consolidated Income Statements.  In the fourth quarter of 2008, the Company recorded net pre-tax restructuring and other related charges totaling $36.1 million, including $28.0 million in Other expense, $5.8 million reduction in services revenue, a net $1.5 million related to pension curtailments and $0.8 million of other costs.

Through March 31, 2010, the Company has completed substantially all workforce reductions under the 2008 restructuring program totaling 1,429 employees related to this restructuring program.  The remaining exit activities relate to the Harsco Metals Segment and are targeted for completion during the second quarter of 2010.  These restructuring activities were not completed in 2009 due to continued negotiations with labor unions and customers that resulted in changes to estimates of the amount of restructuring costs and the timing of their settlement.

The restructuring accrual at March 31, 2010 and the activity for the three months then ended by segment is as follows:

(In thousands)	Accrual December 31 2009	2010 Restructuring Program Charges	Adjustments to Previously Recorded Restructuring Charges (a)	Cash Expenditures	Remaining Accrual March 31 2010

Harsco Infrastructure Segment
Employee termination benefit costs	$122	$5,111	$—	$(984)	$4,249
Cost to exit activities	—	2,696	—	(1,694)	1,002
Total Harsco Infrastructure Segment	122	7,807	—	(2,678)	5,251

Harsco Metals Segment
Employee termination benefit costs	3,317	1,254	(68)	(3,335)	1,168
Cost to exit activities	186	—	—	(49)	137
Total Harsco Metals Segment	3,503	1,254	(68)	(3,384)	1,305

Total	$3,625	$9,061	$(68)	$(6,062)	$6,556
(a)	Adjustments to previously recorded cost to exit activities resulted from changes in facts and circumstances in the implementation of these activities.

The majority of the remaining cash expenditures of $6.6 million related to these actions are expected to be paid by June 30, 2010.

M.        Income Taxes
Income tax expense from Continuing Operations increased due to lower earnings from continuing operations and an increase in the effective income tax rate from continuing operations.  The effective income tax rate relating to continuing operations for the first quarter of 2010 was 24.1% versus 6.7% for the first quarter of 2009.  The effective tax rate in 2009 reflected net discrete tax benefits related to a change in the permanent reinvestment of prior-year undistributed earnings.

N.        Other Income
This income statement classification includes impaired asset write-downs, employee termination benefit costs and costs to exit activities, offset by net gains on the disposal of non-core assets.  Net other income for the first quarter of 2010 of $2.5 million includes restructuring costs of $9.3 million, primarily in the Harsco Infrastructure Segment, offset by an $8.3 million purchase accounting adjustment (as more fully explained in Note F, “Acquisitions”) in the Harsco Infrastructure Segment and $3.7 million of gains from the sale of non-core assets.

Other income in the first quarter of 2009 of $2.8 million included gains on the sale of non-core assets of $4.4 million, offset by restructuring costs of $1.6 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited financial statements as well as the Company’s annual Form 10-K for the year ended December 31, 2009, which included additional information about the Company’s critical accounting policies, contractual obligations, practices and the transactions that support the financial results, and provided a more comprehensive summary of the Company’s outlook, trends and strategies for 2010 and beyond.

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

Factors that could cause results to differ include, but are not limited to:  (1) changes in the worldwide business environment in which the Company operates, including general economic conditions; (2) changes in currency exchange rates, interest rates, commodity and fuel costs and capital costs; (3) changes in the performance of stock and bond markets that could affect, among other things, the valuation of the assets in the Company’s pension plans and the accounting for pension assets, liabilities and expenses; (4) changes in governmental laws and regulations, including environmental, tax and import tariff standards; (5) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services and technologies; (6) unforeseen business disruptions in one or more of the many countries in which the Company operates due to political instability, civil disobedience, armed hostilities, public health issues or other calamities; (7) the seasonal nature of the business; (8) our ability to successfully enter into new contracts and complete new acquisitions or joint ventures in the timeframe contemplated or at all; (9) the integration of the Company’s strategic acquisitions; (10) the amount and timing of repurchases of the Company’s common stock, if any; (11) the ongoing global financial and credit crisis, which could result in our customers curtailing development projects, construction, production and capital expenditures, which, in turn, could reduce the demand for our products and services and, accordingly, our sales, margins and profitability; (12) the financial condition of our customers, including the ability of customers (especially those that may be highly leveraged and those with inadequate liquidity) to maintain their credit availability; (13) our ability to successfully implement cost-reduction initiatives; and (14) other risk factors listed from time to time in the Company's SEC reports.  A further discussion of these, along with other potential factors, can be found in Part I, Item 1A, “Risk Factors,” of the Company’s Form 10-K for the year ended December 31, 2009.  The Company cautions that these factors may not be exhaustive and that many of these factors are beyond the Company’s ability to control or predict.  Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.  The Company undertakes no duty to update forward-looking statements except as may be required by law.

Executive Overview
Revenues for the Company during the first quarter of 2010 were $742.4 million compared to $696.9 million in 2009.  The Company generated higher volumes in the Harsco Metals Segment due to an increase in global steel production and in the Harsco Rail Segment due to shipments under existing contracts.  This was offset by weaker demand for infrastructure services due to distressed market conditions in non-residential construction, particularly in North America and Europe.  Foreign currency translation contributed to the increased revenues by $40.6 million.

Revenues by Segment	Three Months Ended March 31			Percentage Change From 2009 to 2010
(Dollars in millions)	2010	2009	Change	Price/ Volume	Currency	Total
Harsco Infrastructure	$250.6	$283.7	$(33.1)	(16.6)%	4.9%	(11.7)%
Harsco Metals	297.5	238.4	59.1	14.8	10.0	24.8
Harsco Rail	95.4	59.8	35.6	57.3	2.2	59.5
All Other Category	98.8	114.9	(16.1)	(15.3)	1.3	(14.0)
Corporate	0.1	0.1	—	—	—	—
Total	$742.4	$696.9	$45.5	0.7%	5.8%	6.5%

The following major challenges, emanating from the global recession which began in 2008, impacted results throughout 2009 and continued to negatively impact the Company during the first quarter of 2010:
•	A lack of commercial and multi-family construction activity in the United States and across Europe due to the depressed demand, coupled with poor weather conditions;
•	Pricing pressures as customers continued to seek lower cost solutions and increased competition for remaining projects; and
•	Accelerated cost reduction initiatives implemented in the first quarter to combat the above challenges.

The effects of the above challenges were partially offset by the following items which contributed positively to the Company’s results in the first quarter of 2010:
•	Increased global steel production by our customers served;
•	Continued strong performance of Harsco Rail resulting from increased shipments and leaner operations
•	Increased metals pricing benefitting Harsco Minerals
•	An overall weaker U.S. dollar during the first quarter of 2010 compared with 2009;
•	Reductions in capital spending, contributing to discretionary cash flows;
•	Further implementation of internal countermeasures to improve efficiency and avoid unnecessary costs; and
•	The Company’s global continuous improvement initiative.

The Company continues to execute on its geographic expansion strategy, as revenues from targeted growth markets were approximately 24% of total revenues in the first quarter of 2010, compared with 20% for the first quarter of 2009 and 23% for calendar year 2009.

Revenues by Region	Three Months Ended March 31			Percentage Change From 2009 to 2010
(Dollars in millions)	2010	2009	Change	Price/ Volume	Currency	Total
Western Europe	$293.9	$289.5	$4.4	(5.1)%	6.6%	1.5%
North America	271.3	269.6	1.7	(0.2)	0.8	0.6
Latin America (a)	63.9	39.1	24.8	43.9	19.6	63.5
Middle East and Africa	53.6	55.0	(1.4)	(8.1)	5.5	(2.6)
Asia-Pacific	36.1	20.9	15.2	47.2	25.6	72.8
Eastern Europe	23.6	22.8	0.8	(10.6)	13.9	3.3
Total	$742.4	$696.9	$45.5	0.7%	5.8%	6.5%
(a)	Includes Mexico.

Operating income from continuing operations was $28.2 million compared with $37.2 million in 2009, a decrease of 24%.  The decrease in operating income was driven by the depressed non-residential construction market, pricing pressures and poor weather conditions during the first quarter of 2010.  This was partially offset by increased steel production at customer sites and increased shipments in the Harsco Rail Segment coupled with benefits from restructuring actions and countermeasures implemented over the past 18 months throughout the Company.  Diluted earnings per share from continuing operations were $0.10 compared with $0.25 for the first quarter of 2009.

The Company continues to have significant available liquidity and remains well-positioned from a financial flexibility perspective.  Net cash from operating activities for the first quarter 2009 of $39.6 million decreased to $30.1 million in 2010 primarily due to lower income.  Capital expenditures for the first quarter of 2010 were lower than 2009 as the Company continued to utilize the mobility of its asset base.  Balance sheet debt increased slightly from December 31, 2009 and the Company’s debt to capital ratio increased from 39.5% at December 31, 2009 (the lowest year-end ratio since 1998) to 40.1% at March 31, 2010, but was lower than the 41.9% at March 31, 2009.  Further information in regards to the Company’s cash flows are discussed in the “Liquidity and Capital Resources” section.

Segment Financial Highlights (a)

Revenues	Three Months Ended March 31				Change
(Dollars in millions)	2010		2009		Amount	Percent
Harsco Infrastructure	$250.6	33.8%	$283.7	40.7%	$(33.1)	(11.7)%
Harsco Metals	297.5	40.1	238.4	34.2	59.1	24.8
Harsco Rail	95.4	12.8	59.8	8.6	35.6	59.5
All Other Category	98.8	13.3	114.9	16.5	(16.1)	(14.0)
Corporate	0.1	—	0.1	—	—	—
Total Revenues	$742.4	100.0%	$696.9	100.0%	$45.5	6.5%

Operating Income	Three Months Ended March 31				Change
(Dollars in millions)	2010		2009		Amount	Percent
Harsco Infrastructure	$(19.3)	(68.4)%	$18.8	50.4%	$(38.1)	(202.7)%
Harsco Metals	11.4	40.4	(2.8)	(7.5)	14.2	507.1
Harsco Rail	20.4	72.3	7.2	19.4	13.2	183.3
All Other Category	16.3	57.8	16.2	43.6	0.1	0.6
Corporate	(0.6)	(2.1)	(2.2)	(5.9)	1.6	72.7
Total Operating Income	$28.2	100.0%	$37.2	100.0%	$(9.0)	(24.2)%

Operating Margins	Three Months Ended March 31
	2010	2009
Harsco Infrastructure	(7.7)%	6.6%
Harsco Metals	3.8	(1.2)
Harsco Rail	21.4	12.1
All Other Category	16.5	14.1
Consolidated Operating Margin	3.8%	5.3%
(a)
Segment information for prior periods has been reclassified to conform with the current presentation.  The Harsco Rail operating segment, which was previously a component of the All Other Category, is now reported separately.

2010 Quarterly Highlights
The following significant items affected the Company during the first quarter of 2010 in comparison with the first quarter of 2009:

Harsco Infrastructure Segment:

The Harsco Infrastructure Segment generated lower revenue and operating income in the first quarter of 2010 compared with 2009, due principally to lower end-market demand driven by greatly reduced commercial and multi-family construction activity in the United States and across Europe, coupled with significant pricing pressures and poor weather conditions.  The lack of available credit to certain customers has resulted in delayed non-residential construction projects.  This was partially offset by the revenues generated by recent acquisitions and the weaker U.S. dollar.

Significant Effects on Revenues (In millions)	Three Months Ended March 31
Revenues – 2009	$283.7
Net decreased volume	(65.5)
Acquisitions	18.4
Impact of foreign currency translation	14.0
Revenues – 2010	$250.6

Significant Effects on Operating Income:
•
In the first quarter of 2010, the Segment’s operating results decreased due to reduced or deferred non-residential, commercial and infrastructure construction spending, particularly in the United Kingdom, North America and several other key markets within Europe and the Middle East.

•
In response to further deterioration of global infrastructure markets during the first quarter of 2010, this Segment continued to implement additional countermeasures targeting expense reduction, asset optimization and facility rationalization.

•
Restructuring costs primarily relating to severance and exit-related costs during the first quarter of 2010 were $7.8 million.  These were offset by a combination of property gains of $2.6 million and purchase accounting adjustments of $8.3 million.  See Note F, "Acquisitions," in Part I, Item 1, Financial Statements for additional information on the purchase accounting adjustment.

•	Foreign currency translation in the first quarter of 2010 increased operating income for this Segment by $0.4 million compared with the first quarter of 2009.

Harsco Metals Segment:

The Harsco Metals Segment generated higher revenues, operating income and margins in the first quarter of 2010 compared with 2009 due principally to the increased global steel production of its customers and the weaker U.S. dollar.

Significant Impacts on Revenues (In millions)	Three Months Ended March 31
Revenues – 2009	$238.4
Net increased volume	35.3
Impact of foreign currency translation	23.8
Revenues – 2010	$297.5

Significant Effects on Operating Income:
•	Customers’ production increased approximately 37% compared with the first quarter of 2009.
•	Further net restructuring actions of $1.4 million were taken during the first quarter of 2010 when compared with the first quarter of 2009.
•
During the first quarter of 2010, this Segment’s operating income benefited from cost reduction initiatives from the continued implementation of restructuring actions and from additional countermeasures implemented throughout 2009 and 2010, which have targeted expense reduction, revenue enhancement and asset optimization.

•	Foreign currency translation in the first quarter of 2010 increased operating income for this Segment by $1.3 million compared with the first quarter of 2009.

Harsco Rail Segment:

The Harsco Rail Segment generated higher revenues, operating income and margins in the first quarter of 2010 compared with 2009 due principally to shipments of orders to China and other parts of the world, coupled with cost reduction benefits as a result of continuous improvement initiatives.

Significant Impacts on Revenues (In millions)	Three Months Ended March 31
Revenues – 2009	$59.8
Net increased volume	34.2
Impact of foreign currency translation	1.4
Revenues – 2010	$95.4

Significant Effects on Operating Income:
•
This Segment’s operating income increased for the first quarter of 2010 due in part to shipments of equipment to China under existing contracts and to other parts of the world, partially offset by lower grinding services and spare parts sales.

•
During the first quarter of 2010, this Segment’s operating income and margins also benefited from the implementation of continuous improvement initiatives implemented during 2009.  These initiatives are on-going.

•	Foreign currency translation in 2010 increased operating income for this Segment by $0.3 million compared with the first quarter of 2009.

All Other Category – Harsco Minerals & Harsco Industrial:

The All Other Category (“Harsco Minerals & Harsco Industrial”) generated lower revenues, but increased operating margins and comparable operating income in the first quarter of 2010 compared with 2009.  The decline in revenues was primarily due to reduced market demand for certain industrial products.  However, higher metals selling prices for Harsco Minerals partially offset the impact of these market conditions within the operating income results.

Significant Impacts on Revenues (In millions)	Three Months Ended March 31
Revenues – 2009	$114.9
Air-cooled heat exchangers	(24.1)
Industrial grating products	(5.6)
Minerals and recycling technologies	11.3
Impact of foreign currency translation	1.5
Other changes not individually discussed	0.8
Revenues – 2010	$98.8

Significant Effects on Operating Income:
•
The air-cooled heat exchangers business experienced a decrease in operating income in the first quarter of 2010 due to reduced customer demand within the natural gas industry caused by reduced natural gas prices and unfavorable economic conditions in comparison to the record performance in the first quarter of 2009.  These conditions are currently showing signs of modest improvement.

•	The industrial grating products business operating income decreased due to the economic downturn as compared with the first quarter of 2009, partially offset by lower raw material costs.
•	Operating income for the minerals business increased in the first quarter of 2010 due to significantly higher metal prices and higher customer demand.
•	Countermeasures targeting expense reduction, revenue enhancement and asset optimization continue to be implemented in these businesses and partially offset the declines in operating income.
•	Foreign currency translation in the first quarter of 2010 increased operating income for the All Other Category by $0.1 million compared with the first quarter of 2009.

Outlook, Trends and Strategies

Expectations are that many of the challenges stemming from the global recession will continue through 2010, particularly in the first half of the year.  In particular, the lack of activity in many of the non-residential and commercial construction markets served by the Company poses near-term challenges that include further pressures on pricing and equipment utilization.  However, an increase in steel production during the first quarter of 2010 in comparison with the first quarter of 2009 and consistent with the current trend, is a positive sign for the Company.

Although uncertainty remains in global economic conditions, the Company believes it is well-positioned to capitalize on opportunities based on its strong balance sheet, available liquidity and ability to generate strong operating cash flows, as well as its demonstrated ability to execute appropriate countermeasures.  Those countermeasures include on-going cost-reduction initiatives; a globally integrated enterprise initiative; and the Company’s continuous improvement program.  These countermeasures have significantly reduced, and will continue to reduce, the Company’s cost structure and further enhance its financial strength without sacrificing quality of output.  The Company’s expansion of its global footprint in targeted growth markets; its diversity of services and products in industries that are fundamental to global growth; its long-term mill services and minerals supply contracts; the portability and mobility of its infrastructure services equipment; and its large infrastructure services customer base help mitigate the Company’s overall exposure to changes in any single economy.  However, any further deterioration of global economies could still have an adverse impact on the Company’s operating results.

Additionally, the following significant items, risks, trends and strategies are expected to affect the Company for the remainder of 2010 and beyond:

•
The near-term outlook for the Harsco Infrastructure Segment is impacted by a continued lack of activity in non-residential, commercial construction markets, particularly in Europe and the United States. This lack of activity is expected to continue to present challenging business conditions for this Segment.  The Company expects the Harsco Infrastructure Segment to experience a smaller operating loss in the second quarter of 2010 than in the first quarter of 2010, with further improvement in the second half of 2010 due principally to cost reduction benefits, contribution from targeted growth markets expansion, seasonal factors and some expected sequential improvement in overall non-residential construction activity as the year progresses.

•
Steel industry expectations are that steel production will continue to increase in 2010 compared with 2009, but not to levels prior to the beginning of the global recession.  Consistent with the industry overall, the Harsco Metals Segment’s customers increased their production during the first quarter of 2010, and those production levels are expected to increase modestly throughout 2010.

•
The Company anticipates that tightening environmental regulations will compel customers to address their production waste streams as an opportunity to maximize environmental compliance.  This should provide additional revenue opportunities for the Harsco Metals Segment and for the Harsco Minerals businesses in the All Other Category.  The Company will continue to pursue growth opportunities in environmental services as awareness of environmental issues creates additional outsourced functions in slag management.

•	The Harsco Rail Segment has a strong backlog for 2010 due principally to ongoing production of rail grinding machines for existing orders. The contract will generate revenues through 2011.
•
International demand for railway track maintenance services, solutions and equipment is expected to be strong in both the near-term and the long-term.  The Harsco Rail Segment expects to develop a larger presence in certain developing countries as track construction and maintenance needs grow.  Global bidding activity has been strong.

•	In the Harsco Minerals businesses in the All Other Category, improved customer production levels should have an overall positive effect on certain reclamation and recycling services in the near-term.
•
Also in the All Other Category, the air-cooled heat exchangers business continues to explore international opportunities in addition to further grow in its customary North American markets.  Increased industrial use due to improving economic conditions will influence the price and demand for natural gas and, consequently, the demand for heat exchanger equipment.  Colder weather tends to increase demand for heat exchanger equipment while warmer weather tends to result in reduced demand.

•
The Company announced in January 2010 that it has embarked upon a business transformation initiative designed to create significant operating and cost efficiencies by improving the Company’s internal supply chain planning, logistics, scheduling and integration throughout its worldwide operations.  This project is expected to contribute to the Company’s EVA growth but could result in near-term cost increases and capital expenditures.

•
The Company will continue to place a strong focus on corporate-wide expansion into targeted growth markets to grow and better balance its geographic footprint.  More specifically, the Company’s global growth strategies include steady, targeted expansion, particularly in the Gulf Region of the Middle East and Africa, Asia-Pacific and Latin America to further complement the Company’s already-strong presence throughout Europe and North America.  Growth is expected to be achieved through the provision of additional services to existing customers; new contracts in both developed and targeted growth markets; and targeted, strategic acquisitions in strategic countries and market sectors.  Additionally, new higher-margin service and sales opportunities in the Harsco Minerals and Harsco Rail businesses will be pursued globally.  This strategy is expected to develop a significant increase to the Company’s presence in these markets to achieve approximately 30% of total Company revenues from targeted growth markets over the near-term and closer to 40% in the longer-term.  Over time, the improved geographic footprint will also benefit the Company through further diversification of its customer base.

•
The Company expects continued strong cash flows from operating activities.  The Company also expects to maintain discipline to limit capital expenditures through its ability to redeploy equipment to new projects, without jeopardizing growth opportunities.  The Company believes that in the current economic environment, the mobile nature of its capital investment pool will facilitate strategic growth initiatives in the near-term, lessening the need for growth capital expenditures for 2010, particularly for the Harsco Infrastructure business.

•	Management will continue to be very selective and disciplined in allocating capital, choosing projects with the highest Economic Value Added (“EVA®”) potential.
•
Governments around the world have enacted stimulus packages to promote infrastructure projects.  Any substantial near-term benefit from stimulus packages is uncertain, particularly in the United States and the United Kingdom.  When stimulus package funding becomes available for infrastructure projects, which has been limited thus far, the Harsco Infrastructure and the Harsco Rail Segments are well positioned with their engineering expertise and the Company’s capital investment base to take advantage of any expected opportunities.  The Harsco Minerals businesses should also benefit from increased demand for its abrasive products as required by refurbishment stimulus projects.

•
Fluctuations in the U.S. dollar can have significant impacts in the Harsco Infrastructure and Harsco Metals Segments, as approximately 80% to 85% of the revenues generated in these businesses are outside the United States.  If the U.S. dollar would strengthen, as it did overall from the fourth quarter of 2009 to the first quarter of 2010, sales and operating income would generally be reduced.  If the U.S. dollar were to weaken, as it did in comparing the first quarter of 2010 with the first quarter of 2009, sales and operating income would generally improve.

•
Volatility in energy and commodity costs (e.g., diesel fuel, natural gas, steel, etc.) and worldwide demand for these commodities could impact the Company’s operations, both in cost increases or decreases to the extent that such increases or decreases are not passed on to customers.  However, volatility in energy and commodity costs may provide additional service opportunities for the Harsco Metals Segment and several businesses in the All Other Category as customers may outsource more services to reduce overall costs.  Volatility may also provide opportunities in the Harsco Infrastructure Segment for additional industrial plant maintenance and capital improvement projects.

•
The Company has maintained a capital structure with a balance sheet debt to capital ratio approximating 40% for the last several years.  In October 2010, the Company’s 200 million British pound sterling-denominated notes (approximately $301 million at March 31, 2010) will mature.  The Company expects to refinance these notes during 2010 through new public debt, commercial paper borrowings or its revolving credit facilities.

•
Currently, a majority of the Company’s revenue is generated from customers located outside the United States, and a substantial portion of the Company’s assets and employees are located outside the United States.  U.S. income tax and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries, because such earnings are intended to be indefinitely reinvested in the operations of those subsidiaries.  Several U.S. legislation proposals have been announced that would have the effect of substantially reducing the Company’s ability to defer U.S. taxes on profit permanently reinvested outside the United States.  Proposals to date could have a negative impact on the Company’s financial position and operating results.  Additionally, they could have a negative impact on the Company’s ability to compete in the global marketplace.  The probability of any of these proposals being enacted cannot be predicted with any certainty.  Indications are that reform in 2010 is still likely, but such reform may be structured with more of the business community’s concerns in mind.  Nonetheless, the Company is working with legislators with the goal of achieving a balanced and fair approach to tax reform.  The Company continues to monitor legislation to be in position to structure operations in a manner that will reduce the impact of enacted changes.

•
The Company has initiated strategies to reposition the Harsco Infrastructure business and is focusing increasingly on projects in the global industrial maintenance and infrastructure construction sectors; developing this business in economies outside the U.S. and Europe that have greater prospects for both near-term and long-term growth; and reducing the branch structure which will result in costs savings in the second half of 2010 and beyond.

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

•
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act became law during the quarter.  These new laws will have an impact on the Company’s future costs for providing health care benefits for its employees when the laws begin to impact the company’s health care costs in 2013 and beyond.  The Company determined that the impact of the new laws on postretirement medical plans will be immaterial to its financial position, results of operations and cash flows.  The Company is in the process of assessing the extent to which the new laws will affect its future health care and related employee benefit plan costs for active employees.

•
 The Harsco Minerals business generates value by collecting and processing boiler slag, a coal combustion by-product (“CCP”) into commercially useful products that put this material to beneficial use such as roofing materials or blasting abrasives. In May 2010, the Environmental Protection Agency (“EPA”) released a proposed rule that set out two different options with regard to the regulation of CCPs produced by coal-fired utility boilers. One option would regulate CCPs as hazardous waste when the CCPs are destined for disposal in landfills and surface impoundments. The second option would regulate the disposal of CCPs as solid waste by issuing minimum national criteria for proper management of these nonhazardous, solid wastes. Neither proposal changes the EPA’s prior determination that beneficially used CCPs, including the Company’s products, are exempt from the hazardous waste regulations. The adoption, terms and timing of any new regulation controlling disposal of CCPs remain uncertain, however, and there can be no assurance that any CCP regulation will continue to provide for an exemption for beneficial use of CCPs. The Company will continue to follow closely the EPA’s proposal and file public comments as appropriate.

Results of Operations

	Three Months Ended March 31
			Change
(Dollars are in millions, except per share and percentages)	2010	2009	Amount	%
Revenues from continuing operations	$742.4	$696.9	$45.5	6.5

Cost of services and products sold	579.4	536.9	42.5	7.9

Selling, general and administrative expenses	136.3	125.0	11.3	9.1

Research and development expenses	0.9	0.6	0.3	42.3

Other income	(2.5)	(2.8)	(0.3)	(10.6)

Operating income from continuing operations	28.2	37.2	(8.9)	(24.0)

Interest expense	16.1	15.3	0.8	5.3

Income tax expense from continuing operations	3.0	1.5	1.5	100.7

Income from continuing operations	9.7	21.0	(11.3)	(53.9)

Income (loss) from discontinued operations	0.3	(1.2)	1.5	120.6

Net income attributable to Harsco Corporation	8.0	18.6	(10.6)	(56.8)

Diluted earnings per common share from continuing operations	0.10	0.25	(0.15)	(60.0)

Diluted earnings per common share	0.10	0.23	(0.13)	(56.5)

Effective income tax rate for continuing operations	24.1%	6.7%

Comparative Analysis of Consolidated Results

Revenues
The increase in revenues for the first quarter of 2010 from the first quarter of 2009 was attributable to the following significant items:

Changes in Revenues – 2010 vs. 2009	First Quarter
(In millions)
Effect of foreign currency translation.	$40.6

Net increased volumes in the Harsco Metals Segment due principally to increased steel production.	35.3

Net increased revenues in the Harsco Rail Segment due to a higher level of rail equipment shipments to China in 2010.	34.2

Effect of business acquisitions in the Harsco Infrastructure Segment.	18.4

Net increased revenues in the reclamation and recycling services business due to higher commodity pricing and increased volume.	11.3

Increased volume in the roofing granules and abrasives business.	1.4

Decreased revenues of industrial grating products coupled with lower pricing levels.	(5.6)

Reduced demand for air-cooled heat exchangers due to a weaker natural gas market.	(24.1)

Net decreased revenues in the Harsco Infrastructure Segment due to lower rentals and sales, principally due to lower non-residential construction activity globally as a result of economic decline.	(65.5)

Other (minor changes across the various units not already mentioned).	(0.5)
Total Change in Revenues – 2010 vs. 2009	$45.5

Cost of Services and Products Sold
The increase in cost of services and products sold for the first quarter of 2010 from the first quarter of 2009 was attributable to the following significant items:

Changes in Cost of Services and Products Sold – 2010 vs. 2009	First Quarter
(In millions)
Effect of foreign currency translation.	$30.5

Business acquisitions.	15.9

Other, net (due to product mix, stringent cost controls and enterprise business optimization initiatives).	(3.9)
Total Change in Cost of Services and Products Sold – 2010 vs. 2009	$42.5

Selling, General and Administrative Expenses
The increase in selling, general and administrative expenses for the first quarter of 2010 from the first quarter of 2009 was attributable to the following significant items:

Changes in Selling, General and Administrative Expenses – 2010 vs. 2009	First Quarter
(In millions)
Effect of foreign currency translation.	$6.9
Effect of business acquisitions.	3.2
Higher professional fees due to globally integrated enterprise initiatives.	1.6
Decreased compensation expense due to lower employment levels.	(2.3)
Other, net.	1.9
Total Change in Selling, General and Administrative Expenses – 2010 vs. 2009	$11.3

Other Income
This income statement classification includes impaired asset write-downs, employee termination benefit costs and costs to exit activities, offset by net gains on the disposal of non-core assets.  Net other income for the first quarter of 2010 of $2.5 million includes restructuring costs of $9.3 million, primarily in the Harsco Infrastructure Segment, offset by an $8.3 million purchase accounting adjustment in the Harsco Infrastructure Segment and $3.7 million of gains from the sale of non-core assets.  Other income in the first quarter of 2009 of $2.8 million included gains on the sale of non-core assets of $4.4 million, offset by restructuring costs of $1.6 million.

Interest Expense
This increase of $0.8 million in the first quarter of 2010 compared with 2009 was due to foreign currency translation as well as higher overall debt levels due to recent acquisitions.

Income Tax Expense from Continuing Operations
This increase was due to lower earnings from continuing operations and an increase in the effective income tax rate from continuing operations.  The effective income tax rate relating to continuing operations for the first quarter of 2010 was 24.1% versus 6.7% for the first quarter of 2009.  The effective tax rate in 2009 reflected net discrete tax benefits related to a change in the permanent reinvestment of prior-year undistributed earnings.

Income from Continuing Operations
This decrease resulted from lower rentals and sales in the Harsco Infrastructure Segment due to decreased global construction activity; partially offset by increased volume in the Harsco Metals Segment resulting from increased steel production, and increased revenues in the Harsco Rail Segment due principally to higher equipment sales to China.

Liquidity and Capital Resources

Overview
Global financial markets which have been under stress since 2008 due to poor financial institution lending and investment practices and sharp declines in real estate values, have started to show signs of improvement for certain highly rated credit issuers.  However, during 2009, tightened credit conditions for the funding of non-residential construction projects, particularly commercial construction, restrained growth in that sector.  That tight credit market continues today.  In response to these changes in global economic conditions, the Company has undertaken several initiatives to conserve capital and enhance liquidity, including: prudently reducing capital spending to only critical projects where the highest returns can be achieved while redeploying existing capital investments; optimizing worldwide cash positions; reducing or eliminating discretionary spending; and additional scrutiny of customer and business-partner credit risk.

Despite the global financial market environment, the Company continues to have sufficient available liquidity and has been able to obtain any necessary financing.  The Company currently expects operational and business needs to be covered by cash from operations in 2010 and beyond.  During the first quarter of 2010, the Company generated $30.1 million in operating cash, a decrease from the $39.6 million generated in the first quarter of 2009.  Both 2010 and 2009 results reflect the lower net income the Company has experienced resulting from the ongoing global economic situation.

In the first quarter of 2010, the Company invested $29.9 million in capital expenditures (46.7% of which were for revenue-growth projects), comparable to the $36.0 million invested in the first quarter of 2009 and paid $16.5 million in stockholder dividends compared with $15.6 million paid in the first quarter of 2009.

The Company’s net cash borrowings increased $32.7 million in the first quarter of 2010 due to an acquisition.  Balance sheet debt, which is affected by foreign currency translation, increased $9.8 million from December 31, 2009.  The debt to total capital ratio increased from 39.5% at December 31, 2009 (the lowest year-end ratio since 1998) to 40.1% at March 31, 2010 due principally to decreased equity and higher debt.  The March 31, 2010 ratio was lower than the 41.9% ratio at March 31, 2009.

Despite the ongoing global economic conditions, the Company expects to generate strong operating cash flows for 2010.  The Company plans to sustain its balanced portfolio through its strategy of redeploying discretionary cash for disciplined growth and international or market-segment diversification; for organic growth and strategic acquisitions in the Harsco Rail Segment; for growth in long-term, high-return and high-renewal-rate services contracts for the Harsco Metals Segment, principally in targeted growth markets or for customer diversification; for growth and international diversification in the All Other Category (Harsco Minerals & Harsco Industrial).  The Company also foresees continuing its long and consistent history of paying dividends to stockholders.

The Company continues its focus on improving working capital management.  Globally integrated enterprise initiatives are being used to continue to further improve the effective and efficient use of working capital, particularly accounts receivable and inventories in the Harsco Infrastructure, Harsco Metals and Harsco Rail Segments.

Sources and Uses of Cash
The Company’s principal sources of liquidity are cash from operations and borrowings under its various credit agreements, augmented periodically by cash proceeds from non-core asset sales.  The primary drivers of the Company’s cash flow from operations are the Company’s sales and income.  The Company’s long-term Harsco Metals contracts, in addition to the backlog of certain equipment and the long-term nature of certain service contracts within the Harsco Rail Segment, provide predictable cash flows for several years into the future.  (See the “Certainty of Cash Flows” section for additional information on estimated future revenues of Harsco Metals and Harsco Rail contracts and order backlogs for the Company’s manufacturing businesses.)  Cash returns on capital investments made in prior years, for which no cash is currently required, are a significant source of cash from operations.  Depreciation expense related to these investments is a non-cash charge.  The Company also continues to maintain working capital at a manageable level based upon the requirements and seasonality of the businesses.

Major uses of operating cash flows and borrowed funds include:  capital investments, principally in the industrial services business; payroll costs and related benefits; dividend payments; pension funding payments; inventory purchases for the manufacturing businesses; income tax payments; debt principal and interest payments; insurance premiums and payments of self-insured casualty losses; and machinery, equipment, automobile and facility rental payments.  Cash is also used for targeted, strategic acquisitions as the appropriate opportunities arise.

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

The following table illustrates the amounts outstanding under credit facilities and commercial paper programs and available credit at March 31, 2010:

Summary of Credit Facilities and Commercial Paper Programs	March 31, 2010
(In millions)	Facility Limit	Outstanding Balance	Available Credit

U.S. commercial paper program	$550.0	$49.9	$500.1

Euro commercial paper program	268.3	33.5	234.8

Multi-year revolving credit facility (a)	570.0	—	570.0

Bilateral credit facility (b)	30.0	—	30.0

Totals at March 31, 2010	$1,418.3	$83.4	$1,334.9	(c)
(a)	U.S.-based program.
(b)	International-based program.
(c)
Although the Company has significant available credit, for practical purposes, the Company limits aggregate commercial paper and credit facility borrowings at any one-time to a maximum of $600 million (the aggregate amount of the back-up facilities).

For more information on the Company’s credit facilities and long-term notes, see Note 6, “Debt and Credit Agreements,” to the Company’s Form 10-K for the year ended December 31, 2009.

Credit Ratings and Outlook – The following table summarizes the Company's debt credit ratings at March 31, 2010:

	Long-term Notes	U.S.-Based Commercial Paper	Outlook

Standard & Poor’s (S&P)	A-	A-2	Stable
Moody’s	Baa1	P-2	Stable
Fitch	A-	F2	Stable

The Company’s euro-based commercial paper program has not been rated since the euro market does not require it.  In February 2010, Standard & Poor’s reaffirmed the Company’s ratings.  Moody’s and Fitch ratings were reaffirmed in January 2010 and August 2009, respectively.  A downgrade to the Company’s credit ratings may increase borrowing costs to the Company, while an improvement in the Company’s credit ratings may decrease borrowing costs to the Company.  Additionally, a downgrade in the Company’s credit ratings may result in reduced access to credit markets.

Working Capital Position – Changes in the Company’s working capital are reflected in the following table:

(Dollars are in millions)	March 31 2010	December 31 2009	Increase (Decrease)
Current Assets
Cash and cash equivalents	$85.4	$94.2	$(8.8)
Trade accounts receivable, net	639.5	598.3	41.2
Other receivables, net	27.9	30.9	(3.0)
Inventories	279.7	291.2	(11.5)
Other current assets	147.3	154.7	(7.4)
Total current assets	1,179.8	1,169.3	10.5
Current Liabilities
Notes payable and current maturities	144.2	83.2	61.0
Accounts payable	220.5	215.5	5.0
Accrued compensation	75.0	67.7	7.3
Income taxes payable	14.3	5.9	8.4
Other current liabilities	354.7	378.8	(24.1)
Total current liabilities	808.7	751.1	57.6
Working Capital	$371.1	$418.2	$(47.1)
Current Ratio	1.5:1	1.6:1

Working capital decreased 11.3% in the first quarter of 2010 due principally to the following factors:

•	Net trade accounts receivable increased $41.2 million primarily due to higher sales levels, particularly in the month of March 2010, partially offset by foreign currency translation effects.

•	Inventories decreased $11.5 million due to the shipments in the Harsco Rail Segment to satisfy current international contracts and foreign currency translation effects.

•
Notes payable and current maturities increased $61.0 million due to higher commercial paper borrowings related to recent acquisitions and the reclassification of a portion of the Company’s £200 million notes as current maturities.

•	Income taxes payable increased $8.4 million due to the overall timing of income tax accruals and payments.

•	Other current liabilities decreased $24.1 million due principally to a decrease in advance payments in the Harsco Rail Segment as equipment was shipped to the customers.

Certainty of Cash Flows – The certainty of the Company’s future cash flows is underpinned by the long-term nature of the Company’s metals services contracts, the order backlog for the Company’s railway track maintenance services and equipment and the strong discretionary cash flows (operating cash flows in excess of the amounts necessary for capital expenditures to maintain current revenue levels) generated by the Company.  Historically, the Company has utilized these discretionary cash flows for growth-related capital expenditures, strategic acquisitions and for debt pay-down.  As the Company has demonstrated since the end of 2008, it has the ability to substantially reduce its capital expenditures without negatively impacting the business.  The Company has continued to grow in countries with increased demand through prudent redeployment of its existing equipment.

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

Cash Flow Summary
The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

Summarized Cash Flow Information
	Three Months Ended March 31
(In millions)	2010		2009
Net cash provided by (used in):
Operating activities	$30.1		$39.6
Investing activities	(52.9)		(31.4)
Financing activities	14.7		(26.5)
Effect of exchange rate changes on cash	(0.6)		(3.8)
Net change in cash and cash equivalents	$(8.8	) (a)	$(22.2	) (a)
(a) Does not total due to rounding

Cash From Operating Activities – Net cash provided by operating activities in the first quarter of 2010 was $30.1 million, a decrease of $9.5 million from the first quarter of 2009.  The decrease resulted primarily from the following:

•	Increase in net trade receivables due to higher sales levels,
•	Reduction in advances in contracts due to shipments of equipment for the Harsco Rail Segment in 2010, and
•	Lower net income in 2010 as compared with 2009.

These decreases were partially offset by the following:

•	The timing of payments and increased business activity year over year that resulted in higher accounts payable levels in 2010,
•	Lower incentive compensation payments in 2010 compared with 2009 due to lower earned incentive compensation, and
•	Lower inventory due to increased shipments of equipment for the Harsco Rail Segment.

Cash Used in Investing Activities – In the first quarter of 2010, cash used in investing activities was $52.9 million consisting primarily of capital investments of $29.8 million and $27.6 million used for strategic acquisitions.  Capital investments declined $6.2 million compared to the first quarter of 2009. Both years reflect management’s ongoing initiatives to conserve capital and enhance liquidity through prudent reduction of capital investments.  Growth capital constituted 46.7% of investments made in the first quarter of 2010, with investments made predominantly in the Metals’ business.  Throughout the remainder of 2010, the Company plans to continue to manage its balanced portfolio and consider opportunities to invest in value creation projects. Additionally, the Company intends to increase growth investments in the Harsco Rail Segment and the All Other Category (Harsco Minerals & Harsco Industrial) in 2010 and beyond, as these businesses continue to expand globally.

Cash Used in Financing Activities – The following table summarizes the Company’s debt and capital positions at March 31, 2010 and December 31, 2009.

(Dollars are in millions)	March 31 2010	December 31 2009
Notes Payable and Current Maturities	$144.2	$83.2
Long-term Debt	850.5	901.7
Total Debt	994.7	984.9
Total Equity	1,487.4	1,509.8
Total Capital	$2,482.1	$2,494.7
Total Debt to Total Capital	40.1%	39.5%

The Company's debt as a percent of total capital at March 31, 2010 increased from December 31, 2009.  The increase results principally from a decline in overall equity due to negative foreign currency translation effects from the strengthening of the U.S. dollar from December 31, 2009; and higher debt due to an acquisition. The increase in debt was partially offset by foreign currency translation resulting from the strengthening of the U.S. dollar in comparison with the British Pound Sterling.

Debt Covenants
The Company’s credit facilities and certain notes payable agreements contain a covenant stipulating a maximum debt to capital ratio of 60%.  Certain notes payable agreements also contain a covenant requiring a minimum net worth of $475 million.  In addition, one credit facility limits the proportion of subsidiary consolidated indebtedness to 10% of consolidated tangible assets.  At March 31, 2010, the Company was in compliance with these covenants with a debt to capital ratio of 40.1% and total net worth of $1.5 billion.  Based on balances at March 31, 2010, the Company could increase borrowings by approximately $1.2 billion and still be within its debt covenants.  Alternatively, keeping all other factors constant, the Company’s equity could decrease by approximately $0.8 billion and the Company would still be within its debt covenants.  Additionally, the Company’s 7.25% British pound sterling-denominated notes and its 5.75% notes include covenants that permit the note holders to redeem their notes, at par and 101% of par, respectively, in the event of a change of control of the Company or disposition of a significant portion of the Company’s assets in combination with the Company’s credit rating downgraded to non-investment grade.  The Company expects to continue to be compliant with these debt covenants one year from now.

Cash and Value-Based Management
The Company plans to continue with its strategy of targeted, prudent investing for strategic purposes for the foreseeable future, continuing to make more efficient use of existing investments.  The long-term goal of this strategy is to create stockholder value by improving the Company’s EVA.  Under this program, the Company evaluates strategic investments based upon the investment’s economic profit.  EVA equals after-tax operating profits less a charge for the use of the capital employed to create those profits.  Therefore, value is created when a project or initiative produces a return above the cost of capital.  In the first quarter of 2010, EVA was lower compared with the first quarter of 2009 due to lower operating profits.

The Company currently expects to continue paying dividends to stockholders.  The Company has increased the dividend rate for 16 consecutive years, and in February 2010, the Company paid its 239th consecutive quarterly cash dividend.  In February 2010, the Company declared its 240th consecutive quarterly cash dividend.

The Company's financial position and debt capacity should enable it to meet current and future requirements.  As additional resources are needed, the Company should be able to obtain funds readily and at competitive costs.  The Company is well-positioned financially and intends to continue investing in high-return projects and prudent, strategic acquisitions; to reduce debt and pay cash dividends as a means of enhancing stockholder value.

Recently Adopted and Recently Issued Accounting Standards
Information on recently adopted and recently issued accounting standards is included in Note J, "Recently Adopted and Recently Issued Accounting Standards," in Part I, Item 1, Financial Statements.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Part II, Item 1A, “Risk Factors,” for quantitative and qualitative disclosures about market risk.

ITEM 4.      CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures as of March 31, 2010.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.  There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the first quarter of 2010.

PART II – OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

Information on legal proceedings is included in Note G, "Commitments and Contingencies," in Part I, Item 1, Financial Statements.

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

For a full disclosure of risk factors that affect the Company, see the Company’s 2009 Annual Report on Form 10-K (Part I, Item 1A).

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)      There were no unregistered sales of equity securities during the period covered by the report.
(b)      Not applicable.
(c)      Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2010 – January 31, 2010	—	—	—	2,000,000
February 1, 2010 – February 28, 2010	—	—	—	2,000,000
March 1, 2010 – March 31, 2010	—	—	—	2,000,000
Total	—	—	—

The Company’s share repurchase program was extended by the Board of Directors in September 2009.  At that time, the Board authorized an increase of 463,353 shares to the 1,536,647 remaining from the Board’s previous stock repurchase authorization.  The repurchase program expires January 31, 2011.  As of March 31, 2010, there are 2,000,000 authorized shares remaining in the program.  When and if appropriate, repurchases are made in open market transactions, depending on market conditions.  Repurchases may not be made and may be discontinued at any time.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      (REMOVED AND RESERVED)

ITEM 5.      OTHER INFORMATION

DIVIDEND INFORMATION
On February 23, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.205 per share, payable May 17, 2010, to stockholders of record as of April 15, 2010.

ELECTION OF CHAIRMAN OF THE BOARD

Following the Annual Meeting of Stockholders on April 27, 2010, the Company’s Board of Directors re-elected Salvatore D. Fazzolari as Chairman and CEO of the Company.

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

HARSCO CORPORATION
(Registrant)

DATE	May 6, 2010	/S/ Stephen J. Schnoor
Stephen J. Schnoor
Senior Vice President and Chief Financial Officer

DATE	May 6, 2010	/S/ Richard M. Wagner
Richard M. Wagner
Vice President and Controller