Form 10-Q
period 2010-06-30
HARSCO CORP
filed 2010-08-05
CIK 45876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2010
Common stock, par value $1.25 per share	80,470,844

HARSCO CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

HARSCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(In thousands, except per share amounts)	2010	2009	2010	2009
Revenues from continuing operations:
Service revenues	$638,387	$616,217	$1,237,433	$1,178,649
Product revenues	148,134	160,758	291,494	295,216
Total revenues	786,521	776,975	1,528,927	1,473,865

Costs and expenses from continuing operations:
Cost of services sold	501,287	471,490	987,919	912,109
Cost of products sold	89,228	101,143	182,029	197,409
Selling, general and administrative expenses	133,763	130,915	270,090	255,912
Research and development expenses	770	732	1,685	1,375
Other (income) expense	(394)	2,336	(2,903)	(470)
Total costs and expenses	724,654	706,616	1,438,820	1,366,335

Operating income from continuing operations	61,867	70,359	90,107	107,530

Interest income	651	512	1,111	1,057
Interest expense	(15,411)	(15,486)	(31,530)	(30,799)

Income from continuing operations before income taxes and equity income	47,107	55,385	59,688	77,788
Income tax expense	(12,870)	(12,473)	(15,904)	(13,984)
Equity in income of unconsolidated entities, net	59	65	189	152
Income from continuing operations	34,296	42,977	43,973	63,956
Discontinued operations:
Loss from discontinued business	(4,626)	(2,157)	(4,788)	(3,911)
Income tax benefit	1,791	688	2,204	1,218
Loss from discontinued operations	(2,835)	(1,469)	(2,584)	(2,693)
Net Income	31,461	41,508	41,389	61,263
Less: Net income attributable to noncontrolling interests	(1,798)	(900)	(3,692)	(2,063)
Net Income attributable to Harsco Corporation	$29,663	$40,608	$37,697	$59,200

Amounts attributable to Harsco Corporation common stockholders:
Income from continuing operations, net of tax	$32,498	$42,077	$40,281	$61,893
Loss from discontinued operations, net of tax	(2,835)	(1,469)	(2,584)	(2,693)
Net income attributable to Harsco Corporation common stockholders	$29,663	$40,608	$37,697	$59,200

Weighted average shares of common stock outstanding	80,559	80,289	80,551	80,269

Basic earnings per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.40	$0.52	$0.50	$0.77
Discontinued operations	(0.04)	(0.02)	(0.03)	(0.03)
Basic earnings per share attributable to Harsco Corporation common stockholders	$0.37 (a)	$0.51 (a)	$0.47	$0.74

Diluted weighted average shares of common stock outstanding	80,735	80,554	80,739	80,519

Diluted earnings per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.40	$0.52	$0.50	$0.77
Discontinued operations	(0.04)	(0.02)	(0.03)	(0.03)
Diluted earnings per share attributable to Harsco Corporation common stockholders	$0.37 (a)	$0.50	$0.47	$0.74
Cash dividends declared per common share	$0.205	$0.20	$0.41	$0.40

(a)          Does not total due to rounding.

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)	June 30 2010	December 31 2009
ASSETS
Current assets:
Cash and cash equivalents	$102,452	$94,184
Trade accounts receivable, net	644,646	598,318
Other receivables	25,381	30,865
Inventories	262,500	291,174
Other current assets	155,478	154,797
Total current assets	1,190,457	1,169,338
Property, plant and equipment, net	1,358,700	1,510,801
Goodwill	663,888	699,041
Intangible assets, net	132,742	150,746
Other assets	142,540	109,314
Total assets	$3,488,327	$3,639,240
LIABILITIES
Current liabilities:
Short-term borrowings	$61,141	$57,380
Current maturities of long-term debt	55,429	25,813
Accounts payable	220,563	215,504
Accrued compensation	76,604	67,652
Income taxes payable	23,421	5,931
Dividends payable	16,491	16,473
Insurance liabilities	28,960	25,533
Advances on contracts	106,684	149,413
Other current liabilities	192,474	187,403
Total current liabilities	781,767	751,102
Long-term debt	852,848	901,734
Deferred income taxes	65,110	90,993
Insurance liabilities	56,488	61,660
Retirement plan liabilities	222,664	250,075
Other liabilities	57,965	73,842
Total liabilities	2,036,842	2,129,406
COMMITMENTS AND CONTINGENCIES EQUITY
Harsco Corporation stockholders’ equity:
Preferred stock, Series A junior participating cumulative preferred stock	—	—
Common stock	139,458	139,234
Additional paid-in capital	140,686	137,746
Accumulated other comprehensive loss	(264,656)	(201,684)
Retained earnings	2,137,899	2,133,297
Treasury stock	(737,106)	(735,016)
Total Harsco Corporation stockholders’ equity	1,416,281	1,473,577
Noncontrolling interests	35,204	36,257
Total equity	1,451,485	1,509,834
Total liabilities and equity	$3,488,327	$3,639,240

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30
(In thousands)	2010	2009

Cash flows from operating activities:
Net income	$41,389	$61,263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	139,918	139,146
Amortization	18,016	13,556
Equity in income of unconsolidated entities, net	(189)	(152)
Dividends or distributions from unconsolidated entities	176	100
Other, net	(14,337)	(9,175)
Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
Accounts receivable	(81,129)	34,933
Inventories	13,367	20,927
Accounts payable	16,771	(67,122)
Accrued interest payable	11,370	10,987
Accrued compensation	13,790	(19,795)
Other assets and liabilities	(33,492)	(28,418)

Net cash provided by operating activities	125,650	156,250

Cash flows from investing activities:
Purchases of property, plant and equipment	(74,590)	(82,579)
Purchases of businesses, net of cash acquired	(27,643)	(2,754)
Proceeds from sales of assets	16,288	11,034
Other investing activities	1,720	(815)

Net cash used by investing activities	(84,225)	(75,114)

Cash flows from financing activities:
Short-term borrowings, net	3,485	(53,881)
Current maturities and long-term debt:
Additions	180,890	241,725
Reductions	(177,117)	(244,349)
Cash dividends paid on common stock	(32,964)	(31,687)
Dividends paid to noncontrolling interests	(3,948)	(2,440)
Purchase of noncontrolling interest	—	(12,886)
Contributions of equity from noncontrolling interests	354	—
Common stock issued-options	437	434

Net cash used by financing activities	(28,863)	(103,084)

Effect of exchange rate changes on cash	(4,294)	593

Net increase (decrease) in cash and cash equivalents	8,268	(21,355)

Cash and cash equivalents at beginning of period	94,184	91,336

Cash and cash equivalents at end of period	$102,452	$69,981

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Harsco Corporation Stockholders’ Equity
(In thousands, except share and per	Common Stock		Additional	Retained	Accumulated Other Comprehensive	Noncontrolling
share amounts)	Issued	Treasury	Paid-in Capital	Earnings	Income (Loss)	Interests	Total
Beginning Balances, January 1, 2009	$138,925	$(733,203)	$137,083	$2,079,170	$(208,299)	$36,296	$1,449,972
Net income				59,200		2,063	61,263
Cash dividends declared:
Common @ $0.40 per share				(32,111)			(32,111)
Noncontrolling interests						(2,440)	(2,440)
Translation adjustments, net of deferred income taxes of ($18,958)					49,599	411	50,010
Cash flow hedging instrument adjustments, net of deferred income taxes of $9,667					(26,190)		(26,190)
Purchase of subsidiary shares from noncontrolling interest			(2,224)			(10,708)	(12,932)
Pension liability adjustments, net of deferred income taxes of $8,996					(19,903)		(19,903)
Marketable securities unrealized gains, net of deferred income taxes of $2					(4)		(4)
Stock options exercised, 53,350 shares	66	(423)	853				496
Net issuance of stock — vesting of restricted stock units, 84,254 shares	172	(1,390)	(594)				(1,812)
Amortization of unearned compensation on restricted stock units, net of forfeitures			1,920				1,920
Balances, June 30, 2009	$139,163	$(735,016)	$137,038	$2,106,259	$(204,797)	$25,622	$1,468,269

	Harsco Corporation Stockholders’ Equity
(In thousands, except share and per	Common Stock		Additional	Retained	Accumulated Other Comprehensive	Noncontrolling
share amounts)	Issued	Treasury	Paid-in Capital	Earnings	Income (Loss)	Interests	Total
Beginning Balances, January 1, 2010	$139,234	$(735,016)	$137,746	$2,133,297	$(201,684)	$36,257	$1,509,834
Net income				37,697		3,692	41,389
Cash dividends declared:
Common @ $0.41 per share				(33,095)			(33,095)
Noncontrolling interests						(3,948)	(3,948)
Translation adjustments, net of deferred income taxes of $15,989					(97,941)	(1,151)	(99,092)
Cash flow hedging instrument adjustments, net of deferred income taxes of ($3,208)					9,486		9,486
Contributions of equity from noncontrolling interests						354	354
Pension liability adjustments, net of deferred income taxes of ($11,095)					25,486		25,486
Marketable securities unrealized gains, net of deferred income taxes of $2					(3)		(3)
Stock options exercised, 71,078 shares	88	(836)	1,374				626
Net issuance of stock — vesting of restricted stock units, 69,515 shares	136	(1,254)	(188)				(1,306)
Amortization of unearned compensation on restricted stock units, net of forfeitures			1,754				1,754
Balances, June 30, 2010	$139,458	$(737,106)	$140,686	$2,137,899	$(264,656)	$35,204	$1,451,485

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30
(In thousands)	2010	2009

Net income	$31,461	$41,508

Other comprehensive income (loss):
Foreign currency translation adjustments	(63,571)	115,081

Net gains (losses) on cash flow hedging instruments, net of deferred income taxes of ($3,648) and $7,199 in 2010 and 2009, respectively	10,647	(10,397)

Reclassification adjustment for (gains) losses on cash flow hedging instruments included in net income, net of deferred income taxes of ($10) and $266 in 2010 and 2009, respectively	15	(494)

Pension liability adjustments, net of deferred income taxes of ($1,231) and $12,970 in 2010 and 2009, respectively	2,816	(28,564)

Unrealized gain (loss) on marketable securities, net of deferred income taxes of $6 and ($9) in 2010 and 2009, respectively	(8)	16

Total other comprehensive income (loss)	(50,101)	75,642

Total comprehensive income (loss)	(18,640)	117,150

Less: Comprehensive income attributable to noncontrolling interests	(1,155)	(2,323)

Comprehensive income (loss) attributable to Harsco Corporation	$(19,795)	$114,827

	Six Months Ended June 30
(In thousands)	2010	2009

Net income	$41,389	$61,263

Other comprehensive income (loss):
Foreign currency translation adjustments	(99,092)	50,010

Net gains (losses) on cash flow hedging instruments, net of deferred income taxes of ($3,198) and $8,546 in 2010 and 2009, respectively	9,471	(24,108)

Reclassification adjustment for (gains) losses on cash flow hedging instruments included in net income, net of deferred income taxes of ($10) and $1,121 in 2010 and 2009, respectively	15	(2,082)

Pension liability adjustments, net of deferred income taxes of ($11,095) and $8,996 in 2010 and 2009, respectively	25,486	(19,903)

Unrealized loss on marketable securities, net of deferred income taxes of $1 and $2 in 2010 and 2009, respectively	(1)	(4)

Reclassification adjustment for gain on marketable securities, net of deferred income taxes of $1 in 2010	(2)	—

Total other comprehensive income (loss)	(64,123)	3,913

Total comprehensive income (loss)	(22,734)	65,176

Less: Comprehensive income attributable to noncontrolling interests	(2,541)	(2,474)

Comprehensive income (loss) attributable to Harsco Corporation	$(25,275)	$62,702

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

Operating results and cash flows for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

B.    Review of Operations by Segment

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009
(In thousands)	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)
Harsco Infrastructure Segment	$262,653	$(13,551)	$308,765	$24,928
Harsco Metals Segment	316,411	24,857	259,479	4,220
Harsco Rail Segment	86,327	21,614	94,301	21,996
Segment Totals	665,391	32,920	662,545	51,144
All Other Category - Harsco Minerals & Harsco Industrial	121,090	29,561	114,370	20,663
General Corporate	40	(614)	60	(1,448)
Total	$786,521	$61,867	$776,975	$70,359

Segment Information

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
(In thousands)	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)
Harsco Infrastructure Segment	$513,282	$(32,823)	$592,511	$43,765
Harsco Metals Segment	613,890	36,231	497,865	1,405
Harsco Rail Segment	181,729	42,029	154,141	29,220
Segment Totals	1,308,901	45,437	1,244,517	74,390
All Other Category - Harsco Minerals & Harsco Industrial	219,926	45,849	229,228	36,880
General Corporate	100	(1,179)	120	(3,740)
Total	$1,528,927	$90,107	$1,473,865	$107,530

Reconciliation of Segment Operating Income to Consolidated Income from Continuing Operations

Before Income Taxes and Equity Income

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2010	2009	2010	2009

Segment Operating Income	$32,920	$51,144	$45,437	$74,390

All Other Category - Harsco Minerals & Harsco Industrial	29,561	20,663	45,849	36,880

General Corporate	(614)	(1,448)	(1,179)	(3,740)

Operating income from continuing operations	61,867	70,359	90,107	107,530

Interest income	651	512	1,111	1,057

Interest expense	(15,411)	(15,486)	(31,530)	(30,799)

Income from continuing operations before income taxes and equity income	$47,107	$55,385	$59,688	$77,788

C.    Accounts Receivable and Inventories

At June 30, 2010 and December 31, 2009, Trade accounts receivable of $644.6 million and $598.3 million, respectively, were net of allowances for doubtful accounts of $26.2 million and $24.5 million, respectively.  The provision for doubtful accounts was $2.4 million and $6.2 million for the three months ended June 30, 2010 and 2009, respectively.  For the six months ended June 30, 2010 and 2009, the provision for doubtful accounts was $4.7 million and $8.2 million, respectively.  Other receivables of $25.4 million and $30.9 million at June 30, 2010 and December 31, 2009, respectively, include insurance claim receivables, employee receivables, tax claim receivables and other miscellaneous receivables not included in Trade accounts receivable, net.

Inventories consist of the following:

	Inventories
(In thousands)	June 30 2010	December 31 2009

Finished goods	$125,495	$146,104
Work-in-process	22,351	19,381
Raw materials and purchased parts	77,210	84,542
Stores and supplies	37,444	41,147

Total inventories	$262,500	$291,174

D.    Property, Plant and Equipment

Property, plant and equipment consists of the following:

(In thousands)	June 30 2010	December 31 2009
Land and improvements	$44,733	$46,198
Buildings and improvements	192,698	207,280
Machinery and equipment	2,955,841	3,146,358
Uncompleted construction	45,427	50,252
Gross property, plant and equipment	3,238,699	3,450,088
Less accumulated depreciation	(1,879,999)	(1,939,287)
Net property, plant and equipment	$1,358,700	$1,510,801

E.     Goodwill and Other Intangible Assets

Goodwill by Segment

(In thousands)	Harsco Infrastructure Segment	Harsco Metals Segment	Harsco Rail Segment	All Other Category – Harsco Minerals & Harsco Industrial	Consolidated Totals
Balance as of December 31, 2009	$266,119	$315,745	$8,979	$108,198	$699,041

Goodwill acquired during year (a)	11,419	—	—	—	11,419

Changes to Goodwill (b)	(2,300)	—	320	—	(1,980)

Foreign currency translation	(23,574)	(20,186)	—	(832)	(44,592)

Balance as of June 30, 2010	$251,664	$295,559	$9,299	$107,366	$663,888

(a)          Relates to the acquisition of Bell Scaffolding Group, see Note F, “Acquisitions.”

(b)         Relates to opening balance sheet adjustments.

The Company determined that as of June 30, 2010, no interim impairment testing was necessary.  However, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Intangible Assets by Category

	June 30, 2010		December 31, 2009
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$157,104	$69,712	$165,092	$61,547

Non-compete agreements	1,323	1,253	1,440	1,346

Patents	6,821	4,627	7,043	4,597

Other	75,778	32,652	73,143	28,336

Total	$241,026	$108,244	$246,718	$95,826

Acquired Intangible Assets (a)

(In thousands)	Gross Carrying Amount	Residual Value	Weighted-average Amortization Period

Customer relationships	$211	None	7 years

Trade name	4,592	None	5 years

Total	$4,803

(a)                Relates to the acquisition of Bell Scaffolding Group, see Note F, “Acquisitions.”

Amortization expense for intangible assets was $8.2 million and $16.6 million for the second quarter and first six months of 2010, respectively.  This compares with $6.3 million and $12.5 million for the second quarter and first six months of 2009, respectively.  The following table shows the estimated amortization expense for the next five fiscal years based on current intangible assets.  These estimated amortization expense amounts do not reflect the potential effect of future foreign currency exchange rate fluctuations.

(In thousands)	2010	2011	2012	2013	2014

Estimated amortization expense	$32,700	$30,800	$17,200	$15,400	$13,700

F.     Acquisitions

In January 2010, the Company acquired Bell Scaffolding Group (“Bell”), an Australia-based infrastructure solutions provider serving the industrial, infrastructure and commercial construction sectors.  Bell’s capabilities range from technical design and support through supply and erect contracts.  Bell generated revenues of approximately $40 million in 2009 and has been included in the Harsco Infrastructure Segment.

Inclusion of the pro-forma financial information for this transaction is not necessary due to the immaterial size of the acquisition.

Certain of the Company’s acquisitions include contingent consideration features for which defined goals must be met by the acquired business in order for payment of the consideration.  Each quarter until settlement of the contingency, the Company assesses the likelihood that an acquired business will achieve the goals and the resulting fair value of the contingency.  The Company has consummated acquisitions whereby the purchase price included contingent consideration based on the performance of the business during 2010 and 2011.  As of June 30, 2010, the Company’s assessment of these performance goals resulted in a reduction to the previously recognized contingent consideration liability of $1.4 million and $9.6 million for the three months and six months ended June 30, 2010, respectively.  These reductions result from, among other things, difficult end-market conditions for the business, which are expected to continue for the remainder of 2010.  In accordance with accounting standards for acquisitions, this adjustment was recognized in operating income in the Condensed Consolidated Income Statement as an increase to the Other (income) expense line item.  As the fair value is evaluated on a quarterly basis, any future adjustments (increases or decreases) will also be included in operating income.

G.    Commitments and Contingencies

Environmental

The Company is involved in a number of environmental remediation investigations and cleanups and, along with other companies, has been identified as a “potentially responsible party” for certain waste disposal sites.  While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company.  The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements; the availability and application of technology; the allocation of cost among potentially responsible parties; the years of remedial activity required and the remediation methods selected.  The Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009 included accruals in Other current liabilities of $2.9 million and $3.1 million, respectively, for environmental matters.  The amounts charged against pre-tax income related to environmental matters totaled $0.4 million for the second quarter and $0.7 million for the first six months of 2010, respectively.  This compares with $0.8 million and $1.2 million for the second quarter and first six months of 2009, respectively.

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

Gas Technologies Divestiture

In October 2009, the Company and Taylor-Wharton International (“TWI”), the purchaser of the Company’s Gas Technologies business, satisfactorily resolved certain claims and counterclaims that had been submitted to arbitration.  The claims and counterclaims related both to net working capital adjustments associated with the divestiture and to alleged breach of certain representations and warranties made by the Company.  The settlement and related costs and fees were reflected in the $15.1 million after-tax loss from discontinued operations recorded by the Company for the twelve months ended December 31, 2009.

In November 2009, TWI filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.  During its bankruptcy, TWI filed a motion to reject certain executory contracts, including the parties’ Asset and Stock Purchase Agreement dated as of December 7, 2007 (the “ASPA”).  TWI, however, did not seek to reject the settlement agreement finalized in October 2009 between the Company and TWI.

In May and June 2010, the bankruptcy court entered orders confirming TWI’s plan of reorganization and approving TWI’s rejection of certain executory contracts, including the ASPA.  On June 15, 2010, reorganized TWI emerged from bankruptcy.

The Company recorded a pre-tax charge of $5.0 million in the second quarter of 2010 related to potential and contingent claims arising as a result of the rejection of the ASPA.  This charge was recorded in Loss from Discontinued Operations.  Claims are inherently uncertain and, as a result, potential claims could be resolved at an amount significantly above the amount charged.

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

As of June 30, 2010, there are 24,120 pending asbestos personal injury claims filed against the Company.  Of these cases, 23,620 were pending in the New York Supreme Court for New York County in New York State.  The other claims, totaling 500, are filed in various counties in a number of state courts, and in certain Federal District Courts (including New York), and those complaints generally assert lesser amounts of damages than the New York State court cases or do not state any amount claimed.

As of June 30, 2010, the Company has obtained dismissal by stipulation, or summary judgment prior to trial, in 20,484 cases.

In view of the persistence of asbestos litigation nationwide, the Company expects to continue to receive additional claims.  However, there have been developments during the past several years, both by certain state legislatures and by certain state courts, which could favorably affect the Company’s ability to defend these asbestos claims in those jurisdictions.  These developments include procedural changes, docketing changes, proof of damage requirements and other changes that require plaintiffs to follow specific procedures in bringing their claims and to show proof of damages before they can proceed with their claim.  An example is the action taken by the New York Supreme Court (a trial court), which is responsible for managing all asbestos cases pending within New York County in the State of New York.  This Court issued an order in December 2002 that created a Deferred or Inactive Docket for all pending and future asbestos claims filed by plaintiffs who cannot demonstrate that they have a malignant condition or discernable physical impairment, and an Active or In Extremis Docket for plaintiffs who are able to show such medical condition.  As a result of this order, the majority of the asbestos cases filed against the Company in New York County have been moved to the Inactive Docket until such time as the plaintiffs can show that they have incurred a physical impairment.  As of June 30, 2010, the Company has been listed as a defendant in 765 Active or In Extremis asbestos cases in New York County.  The Court’s Order has been challenged by plaintiffs.

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

H.    Reconciliation of Basic and Diluted Shares

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands, except per share amounts)	2010	2009	2010	2009

Income from continuing operations attributable to Harsco Corporation common stockholders	$32,498	$42,077	$40,281	$61,893

Weighted average shares outstanding - basic	80,559	80,289	80,551	80,269

Dilutive effect of stock-based compensation	176	265	188	250

Weighted average shares outstanding - diluted	80,735	80,554	80,739	80,519

Earnings from continuing operations per common share, attributable to Harsco Corporation common stockholders:
Basic	$0.40	$0.52	$0.50	$0.77

Diluted	$0.40	$0.52	$0.50	$0.77

At June 30, 2010, there were 500 and 18,310 restricted stock units outstanding that were not included in the three month and six months computation of diluted earnings per share, respectively, because the effect was antidilutive.  At June 30, 2009, there were 1,999 and 43,709 restricted stock units outstanding that were not included in the three months and six months computation of diluted earnings per share, respectively, because the effect was antidilutive.

I.      Employee Benefit Plans

	Three Months Ended June 30
Defined Benefit Net Periodic Pension Cost	U. S. Plans		International Plans
(In thousands)	2010	2009	2010	2009

Defined benefit plans:
Service cost	$520	$417	$970	$1,005
Interest cost	3,512	3,282	11,383	10,967
Expected return on plan assets	(4,158)	(3,397)	(11,045)	(10,499)
Recognized prior service costs	85	81	87	89
Recognized (gains) losses	652	(869)	2,885	585
Amortization of transition liability	—	—	13	7
Settlement loss	—	—	17	—
Defined benefit plans net periodic pension cost	$611	$(486)	$4,310	$2,154

	Six Months Ended June 30
Defined Benefit Net Periodic Pension Cost	U. S. Plans		International Plans
(In thousands)	2010	2009	2010	2009

Defined benefit plans:
Service cost	$1,040	$864	$1,991	$1,936
Interest cost	7,022	6,808	23,204	20,949
Expected return on plan assets	(8,317)	(7,046)	(22,491)	(20,273)
Recognized prior service costs	170	169	179	172
Recognized losses	1,304	1,655	5,873	4,279
Amortization of transition liability	—	—	26	14
Settlement loss	—	—	33	—
Defined benefit plans net periodic pension cost	$1,219	$2,450	$8,815	$7,077

In the quarter ended June 30, 2010, the Company contributed $0.5 million and $3.8 million for the U.S. and international defined benefit pension plans, respectively.  In the six months ended June 30, 2010, the Company contributed $0.9 million and $9.7 million for the U.S. and international defined benefit pension plans, respectively.  The Company currently anticipates contributing an additional $1.3 million and $18.2 million for the U.S. and international plans, respectively, during the remainder of 2010.

In the quarter ended June 30, 2010, the Company’s contributions to multi-employer and defined contribution pension plans were $6.4 million and $2.9 million, respectively.  In the six months ended June 30, 2010, the Company contributed $11.1 million and $5.7 million to multiemployer and defined contribution plans, respectively.

J.     Recently Adopted and Recently Issued Accounting Standards

The following accounting standards were adopted in 2010:

On January 1, 2010, the Company adopted changes issued by the Financial Accounting Standards Board (“FASB”) on accounting for variable interest entities.  These changes require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the solely quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. Other than additional disclosure requirements concerning variable interest entities, the adoption of these changes had no impact on the Company’s consolidated financial statements.

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

Effective January 1, 2010, the Company adopted changes issued by the FASB on January 21, 2010 related to disclosure requirements for fair value measurements.  The changes require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  The changes also clarify existing disclosure requirements related to how assets and liabilities should be grouped by class and valuation techniques used for recurring and nonrecurring fair value measurements.  The adoption of these changes had no impact on the Company’s consolidated financial statements.

Effective January 1, 2010, the Company adopted changes issued by the FASB on February 24, 2010 to the accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued, generally referred to as “subsequent events.”  These changes clarified that an entity that is required to file or furnish its financial statements with the Securities and Exchange Commission (“SEC”) is not required to disclose the date through which subsequent events have been evaluated.  Other than the elimination of disclosing this date, the adoption of these changes had no impact on the Company’s consolidated financial statements.

The following accounting standards have been issued and become effective for the Company at various future dates:

In October 2009, the FASB issued changes related to the accounting for revenue recognition when multiple-deliverable revenue arrangements are present.  The changes eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method.  This method allows a vendor to use its best estimate of selling price if neither vendor-specific objective evidence nor third-party evidence of selling price exists when evaluating multiple deliverable arrangements.  These changes must be adopted no later than January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented.  Management is currently evaluating the requirements of these changes and has not yet determined the impact on the Company’s consolidated financial statements.

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

All derivative instruments are recorded on the balance sheet at fair value.  Changes in the fair value of derivatives used to hedge foreign-currency-denominated balance sheet items are reported directly in earnings along with offsetting transaction gains and losses on the items being hedged.  Derivatives used to hedge forecasted cash flows associated with foreign currency commitments or forecasted commodity purchases may be accounted for as cash flow hedges as deemed appropriate and if the criteria for hedge accounting are met.  Gains and losses on derivatives designated as cash flow hedges are deferred as a separate component of equity and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions.  Generally, as of June 30, 2010, these deferred gains and losses will be reclassified to earnings over 10 to 15 years from the balance sheet date.  The ineffective portion of all hedges, if any, is recognized currently in earnings.

The fair values of outstanding derivative contracts recorded as assets and liabilities in the accompanying Condensed Consolidated Balance Sheets were as follows:

	Fair Values of Derivative Contracts
(In thousands)	Other current assets	Other assets	Other current liabilities
At June 30, 2010:
Derivatives designated as hedging instruments:
Commodity contracts	$—	$—	$25
Cross-currency interest rate swap	—	54,031	—
Total derivatives designated as hedging instruments	$—	$54,031	$25
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	$1,385	$—	$716

At December 31, 2009:
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	$—	$—	$14
Cross-currency interest rate swap	—	7,357	—
Total derivatives designated as hedging instruments	$—	$7,357	$14
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	$2,187	$—	$590

The effect of derivative instruments on the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2010 and 2009 was as follows:

Derivatives Designated as Hedging Instruments

(In thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative - Effective Portion	Location of Gain Reclassified from Accumulated OCI into Income - Effective Portion	Amount of Gain Reclassified from Accumulated OCI into Income - Effective Portion	Location of Gain (Loss) Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing
For the three months ended June 30, 2010:
Foreign currency forward exchange contracts	$1		$—		$—
Commodity contracts	(33)	Cost of services and products sold	(24)	Cost of services and products sold	(20)
Cross-currency interest rate swap	14,327		—	Cost of services and products sold	19,607	(a)

	$14,295		$(24)		$19,587

For the three months ended June 30, 2009:
Foreign currency forward exchange contracts	$27		$3		$—
Commodity contracts	(3,309)	Service Revenues	757	Service Revenues	(485)
Cross-currency interest rate swap	(10,870)		—	Cost of services and products sold	(14,215	) (a)

	$(14,152)		$760		$(14,700)

(a)          These gains (losses) offset foreign currency fluctuation effects on the debt principal.

Derivatives Designated as Hedging Instruments

(In thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative - Effective Portion	Location of Gain Reclassified from Accumulated OCI into Income - Effective Portion	Amount of Gain Reclassified from Accumulated OCI into Income - Effective Portion	Location of Gain (Loss) Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing
For the six months ended June 30, 2010:
Foreign currency forward exchange contracts	$140		$—		$—
Commodity contracts	(33)	Cost of services and products sold	(24)	Cost of services and products sold	(20)
Cross-currency interest rate swap	12,562		—	Cost of services and products sold	34,111	(a)

	$12,669		$(24)		$34,091

For the six months ended June 30, 2009:
Foreign currency forward exchange contracts	$3		$8		$—
Commodity contracts	(2,204)	Service Revenues	3,195	Service Revenues	(502)
Cross-currency interest rate swap	(30,453)		—	Cost of services and products sold	(1,787	) (a)

	$(32,654)		$3,203		$(2,289)

(a)          These gains (losses) offset foreign currency fluctuation effects on the debt principal.

Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in	Amount of Gain (Loss) Recognized in Income on Derivative For the Three months Ended June 30 (a)
(In thousands)	Income on Derivative	2010	2009
Foreign currency forward exchange contracts	Cost of services and products sold	$5,406	$(3,215)

(a) These gains (losses) offset amounts recognized in cost of service and products sold principally as a result of intercompany or third party foreign currency exposures.

Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in	Amount of Gain (Loss) Recognized in Income on Derivative For the Six Months Ended June 30 (a)
(In thousands)	Income on Derivative	2010	2009
Foreign currency forward exchange contracts	Cost of services and products sold	$8,087	$(6,758)

(a) These gains (losses) offset amounts recognized in cost of service and products sold principally as a result of intercompany or third party foreign currency exposures.

Commodity Derivatives

The Company periodically uses derivative instruments to hedge cash flows associated with purchase or selling price exposure to certain commodities.  The Company’s commodity derivative activities are subject to the management, direction and control of the Company’s Risk Management Committee, which approves the use of all commodity derivative instruments.

At June 30, 2010, the Company’s open commodity derivative contract positions qualified as cash flow hedges under the requirements for hedge accounting and consisted of unsecured swap contracts maturing in July 2010.  The notional value of these contracts is equal to the hedged volume multiplied by the strike price of the derivative and totaled $0.4 million.  All contracts are with major financial institutions.  In the event of non-performance by the other parties to the contracts, the Company may be exposed to credit loss.  The Company evaluates the credit-worthiness of the counterparties and does not expect default by them.  There were no commodity derivative contracts outstanding at December 31, 2009.

Although earnings volatility may occur between fiscal quarters due to hedge ineffectiveness, or if the derivatives do not qualify as cash flow hedges under hedge accounting standards, the economic substance of the derivatives provides more predictable cash flows by reducing the Company’s exposure to the commodity price fluctuations.

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

The Company uses derivative instruments to hedge cash flows related to foreign currency fluctuations.  At June 30, 2010 and December 31, 2009, the Company had $178.5 million and $122.1 million, respectively, of contracted notional amounts of unsecured foreign currency forward exchange contracts outstanding.  These contracts are part of a worldwide program to minimize foreign currency exchange operating income and balance sheet exposure by offsetting foreign currency exposures of certain future payments between the Company and its various subsidiaries, vendors or customers.  The contracts outstanding at June 30, 2010 mature at various times within five months and are with major financial institutions.  The Company may be exposed to credit loss in the event of non-performance by the contract counterparties.  The Company evaluates the credit worthiness of the counterparties and does not expect default by them.  Foreign currency forward exchange contracts are used to hedge commitments, such as foreign currency debt, firm purchase commitments and foreign currency cash flows for certain export sales transactions.

The following tables summarize, by major currency, the contractual notional amounts of the Company’s foreign currency forward exchange contracts in U.S. dollars at June 30, 2010 and December 31, 2009.  The “Buy” amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the “Sell” amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies.  Recognized gains and losses offset amounts recognized in cost of services and products sold principally as a result of intercompany or third party foreign currency exposures.

Foreign Currency Forward Exchange Contracts

At June 30, 2010

(In thousands)	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
British pounds sterling	Sell	$25,170	July 2010	$(288)
British pounds sterling	Buy	17,083	July 2010 through August 2010	333
Euros	Sell	84,346	July 2010 through November 2010	676
Euros	Buy	43,997	July 2010 through November 2010	(64)
Other currencies	Sell	1,965	July 2010 through September 2010	26
Other currencies	Buy	5,942	July 2010	(14)
Total		$178,503		$669

At December 31, 2009

(In thousands)	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
British pounds sterling	Sell	$715	January 2010 through March 2010	$(18)
British pounds sterling	Buy	3,354	January 2010	67
Euros	Sell	72,068	January 2010 through February 2010	1,820
Euros	Buy	38,967	January 2010	(346)
Other currencies	Sell	4,155	January 2010 through February 2010	72
Other currencies	Buy	2,867	January 2010 through March 2010	(12)
Total		$122,126		$1,583

In addition to foreign currency forward exchange contracts, the Company designates certain loans as hedges of net investments in foreign subsidiaries.  The Company recorded a loss of $32.8 million and income of $13.0 million during the three months ended June 30, 2010 and 2009, respectively, and a loss of $52.1 million and a gain of less than $0.1 million during the six months ended June 30, 2010 and 2009, respectively, in Accumulated other comprehensive loss, which is a separate component of stockholders’ equity, related to hedges of net investments.

Cross-Currency Interest Rate Swap

In May 2008, the Company entered into a ten-year, $250.0 million cross-currency interest rate swap in conjunction with a debt issuance in order to lock in a fixed euro interest rate for $250.0 million of the issuance.  Under the swap, the Company receives interest based on a fixed U.S. dollar rate and pays interest on a fixed euro rate on the outstanding notional principal amounts in dollars and euros, respectively.  The cross-currency interest rate swap is recorded in the Condensed Consolidated Balance Sheets at fair value, with changes in value attributed to the effect of the swaps’ interest spread recorded in Accumulated other comprehensive loss, which is a separate component of equity.  Changes in value attributed to the effect of foreign currency fluctuations are recorded in the Condensed Consolidated Income Statement and offset currency fluctuation effects on the debt principal.

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

The following tables indicate the different financial instruments of the Company at June 30, 2010, and December 31, 2009.

Level 2 Fair Value Measurements

(In thousands)	June 30 2010	December 31 2009
Assets
Foreign currency forward exchange contracts	$1,385	$2,187
Cross-currency interest rate swap	54,031	7,357

Liabilities
Commodity derivatives	25	—
Foreign currency forward exchange contracts	716	604

Level 3 Fair Value Measurements

(In thousands)	June 30 2010	December 31 2009
Liabilities
Contingent consideration for acquisitions	$4,722	$9,735

The following table reconciles the beginning and ending balances for liabilities measured on a recurring basis using unobservable inputs (Level 3) for the three months and six months ended June 30, 2010.  There were no Level 3 balances for the corresponding periods in 2009.

Level 3 Liabilities - Contingent Consideration

(In thousands)	Three Months Ended June 30 2010	Six Months Ended June 30 2010
Balance at beginning of period	$6,089	$9,735
Acquisitions during the period	—	4,618
Fair value adjustments included in earnings	(1,367)	(9,631)
Balance June 30, 2010	$4,722	$4,722

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities.  At June 30, 2010, and December 31, 2009, total fair value of long-term debt, including current maturities, was $983.5 million and $965.5 million, respectively, compared to carrying value of $908.3 million and $927.5 million, respectively.  Fair values for debt are based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

L.    Restructuring Programs

2010 Restructuring Program

As a result of the continued financial and economic crisis, the Company implemented additional actions in 2010 to further reduce its global workforce and close certain facilities.  The Harsco Infrastructure and Harsco Metals Segments recorded net pre-tax restructuring charges totaling $2.9 million and $12.0 million in the quarter and six months ended June 30, 2010, respectively, in the Other (income) expense line of the Condensed Consolidated Income Statements.  These restructuring actions are expected to be completed over the next twelve months, but principally during the remainder of 2010.

Through June 30, 2010, the Company completed workforce reductions related to these actions of 197 employees of a total expected workforce reduction of 387 employees.  Remaining workforce reductions and costs to exit activities are targeted for completion during the remainder of 2010.

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

Through June 30, 2010, the Company has completed substantially all workforce reductions under the 2008 restructuring program totaling 1,429 employees related to this restructuring program.  Remaining exit activities relate to the Harsco Metals Segment and are targeted for completion during 2010.  These restructuring activities were not completed in 2009 due to continued negotiations with labor unions and customers that resulted in changes to estimates of the amount of restructuring costs and the timing of their settlement.  The remaining accrual at June 30, 2010 for the 2008 Restructuring Program is $0.4 million.

The restructuring accrual at June 30, 2010 and the activity for the six months then ended by segment is as follows:

(In thousands)	Accrual December 31 2009	2010 Restructuring Program Charges	Adjustments to Previously Recorded Restructuring Charges (a)	Cash Expenditures	Remaining Accrual June 30 2010

Harsco Infrastructure Segment
Employee termination benefit costs	$122	$5,915	$—	$(3,164)	$2,873
Cost to exit activities	—	3,907	—	(2,682)	1,225
Total Harsco Infrastructure Segment	122	9,822	—	(5,846)	4,098

Harsco Metals Segment
Employee termination benefit costs	3,317	2,142	(49)	(4,020)	1,390
Cost to exit activities	186	53	(56)	(183)	—
Total Harsco Metals Segment	3,503	2,195	(105)	(4,203)	1,390

Total	$3,625	$12,017	$(105)	$(10,049)	$5,488

(a)      Adjustments to previously recorded cost to exit activities resulted from changes in facts and circumstances in the implementation of these activities.

The majority of the remaining cash expenditures of $5.5 million related to these actions are expected to be paid throughout the remainder of 2010.

M.   Income Taxes

Income tax expense from Continuing Operations increased due to lower earnings from continuing operations in jurisdictions with lower tax rates and an increase in the effective income tax rate from continuing operations.  The effective income tax rate relating to continuing operations for the three months and six months ended June 30, 2010 was 27.3% and 26.6%, respectively, compared with 22.5% and 17.9%, respectively, for the three months and six months ended June 30, 2009.  The effective income tax rate for the first six months of 2009 reflected net discrete tax benefits recognized in the first quarter related to a change in the permanent reinvestment of prior-year undistributed earnings.

N.    Other (Income) Expense

This income statement classification includes restructuring costs for employee termination benefits and costs to exit activities; impaired asset write-downs; net gains or losses on the disposal of non-core assets; and contingent consideration adjustments related to acquisitions by the Company.

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2010	2009	2010	2009
Restructuring costs	$3,080	$3,584	$12,405	$5,188
Gains from sale of non-core assets	(2,177)	(1,351)	(5,854)	(5,786)
Contingent consideration adjustments	(1,367)	—	(9,631)	—
Other	70	103	177	128
Other (income) expense	$(394)	$2,336	$(2,903)	$(470)

For the three months and six months ended June 30, 2010, restructuring costs were incurred principally in the Harsco Infrastructure Segment.

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

Throughout this discussion, segment information for prior periods has been reclassified to conform with the current presentation.  The Harsco Rail operating segment, which was previously a component of the All Other Category, is now reported separately.

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

Executive Overview

Revenues for the Company during the second quarter of 2010 were $786.5 million compared with $777.0 million in 2009.  The Company generated higher revenues in the second quarter of 2010 in the Harsco Metals Segment due to an increase in customer steel production offset by weaker global non-residential construction demand within the Harsco Infrastructure Segment.  Foreign currency translation decreased revenues by $14.7 million for the second quarter in comparison with last year.  Incremental revenues for the Harsco Infrastructure Segment included $21.7 million from acquisitions in the Asia-Pacific, Latin America and Middle East and Africa regions for the three months ended June 30, 2010 compared with last year.

	Three Months Ended June 30			Percentage Change from 2009 to 2010
Revenues by Segment (Dollars in millions)	2010	2009	Change	Price/ Volume	Currency	Total
Harsco Infrastructure	$262.7	$308.8	$(46.1)	(10.9)%	(4.0)%	(14.9)%
Harsco Metals	316.4	259.5	56.9	22.9	(1.0)	21.9
Harsco Rail	86.3	94.3	(8.0)	(8.3)	(0.2)	(8.5)
All Other Category	121.1	114.3	6.8	5.5	0.4	5.9
Corporate	—	0.1	(0.1)	(100.0)	—	(100.0)
Total Revenues	$786.5	$777.0	$9.5	3.1%	(1.9)%	1.2%

Revenues for the first six months of 2010 were $1.5 billion, $55.0 million higher than in 2009.  The Company generated higher revenues for the first six months of 2010 in the Harsco Metals Segment due to an increase in global steel production and in the Harsco Rail Segment due to shipments under existing contracts.  This was offset by weaker demand during the first six months within the Harsco Infrastructure Segment due to distressed market conditions in global non-residential construction.  Foreign currency translation increased revenues by $26.0 million for the first six months of 2010 in comparison with last year.  Incremental revenues for the Harsco Infrastructure Segment included $40.1 million from acquisitions in the Asia-Pacific, Latin America and Middle East and Africa regions for the six months ended June 30, 2010 compared with last year.

	Six Months Ended June 30			Percentage Change from 2009 to 2010
Revenues by Segment (Dollars in millions)	2010	2009	Change	Price/ Volume	Currency	Total
Harsco Infrastructure	$513.3	$592.5	$(79.2)	(13.7)%	0.3%	(13.4)%
Harsco Metals	613.9	497.9	116.0	19.0	4.3	23.3
Harsco Rail	181.7	154.2	27.5	17.0	0.8	17.8
All Other Category	219.9	229.2	(9.3)	(5.0)	0.9	(4.1)
Corporate	0.1	0.1	—	—	—	—
Total Revenues	$1,528.9	$1,473.9	$55.0	1.9%	1.8%	3.7%

The following factors contributed positively to the Company’s results in the first half of 2010:

•                  Increased global steel production by our customers served;

•                  Continued strong performance of Harsco Rail resulting from increased shipments and leaner operations;

•                  Increased metals pricing benefitting Harsco Minerals;

•                  A slightly weaker U.S. dollar during 2010 compared with 2009;

•                  Reductions in capital spending, contributing to discretionary cash flows;

•                  Further implementation of internal countermeasures to improve efficiency and avoid unnecessary costs; and

•                  The Company’s global continuous improvement initiative.

These positive factors were partially offset by the following major challenges, emanating from the global recession which began in 2008 and continued to negatively impact the Harsco Infrastructure Segment during the first half of 2010:

•                  A lack of commercial and multi-family construction activity in the United States and across Europe due to the depressed demand, coupled with poor weather conditions during the early months of 2010;

•                  Pricing pressures as global customers continued to seek lower cost solutions and increased competition for remaining projects; and

•                  Postponements, deferrals and cancellation of jobs and projects.

The Company continues to execute on its geographic expansion strategy, as revenues from targeted growth markets were approximately 24% of total revenues in the first six months of 2010, compared with 20% for the first six months of 2009 and 23% for calendar year 2009.

	Three Months Ended June 30			Percentage Change from 2009 to 2010
Revenues by Region (Dollars in millions)	2010	2009	Change	Price/ Volume	Currency	Total
Western Europe	$301.5	$323.9	$(22.4)	0.3%	(7.2)%	(6.9)%
North America	295.9	296.8	(0.9)	(0.8)	0.5	(0.3)
Latin America (a)	72.5	42.7	29.8	59.6	10.3	69.9
Middle East and Africa	52.3	57.3	(5.0)	(10.2)	1.5	(8.7)
Asia-Pacific	37.0	26.5	10.5	28.9	10.6	39.5
Eastern Europe	27.3	29.8	(2.5)	(5.0)	(3.5)	(8.5)
Total Revenues	$786.5	$777.0	$9.5	3.1%	(1.9)%	1.2%

(a)         Includes Mexico.

	Six Months Ended June 30			Percentage Change from 2009 to 2010
Revenues by Region (Dollars in millions)	2010	2009	Change	Price/ Volume	Currency	Total
Western Europe	$595.5	$613.4	$(17.9)	(2.2)%	(0.7)%	(2.9)%
North America	567.1	566.5	0.6	(0.6)	0.7	0.1
Latin America (a)	136.5	81.8	54.7	52.2	14.7	66.9
Middle East and Africa	105.9	112.3	(6.4)	(9.2)	3.5	(5.7)
Asia-Pacific	73.1	47.4	25.7	37.0	17.2	54.2
Eastern Europe	50.8	52.5	(1.7)	(7.3)	4.1	(3.2)
Total Revenues	$1,528.9	$1,473.9	$55.0	1.9%	1.8%	3.7%

(a)         Includes Mexico.

Operating income from continuing operations for the second quarter and first six months of 2010 was $61.9 million and $90.1 million, respectively, compared with $70.4 million and $107.5 million, respectively, for the same periods in 2009.  The decrease in operating income was driven by the depressed non-residential construction market and pricing pressures for the first six months of 2010, in addition to poor weather conditions during the first quarter of 2010, in the Harsco Infrastructure Segment.  This was partially offset by increased steel production at customer sites in the Harsco Metals Segment and increased shipments in the Harsco Rail Segment coupled with benefits from restructuring actions and countermeasures implemented over the past two years throughout the Company.  Diluted earnings per share from continuing operations for the second quarter of 2010 was $0.40 compared with $0.52 for the second quarter of 2009.  For the first six months of 2010, diluted earnings per share from continuing operations was $0.50 compared with $0.77 in 2009.

The Company continues to have significant available liquidity and remains well-positioned from a financial flexibility perspective.  Net cash generated from operating activities was $95.6 million for the three months ended June 30, 2010, compared with $116.7 million in 2009, primarily due to lower income.  For the first six months of 2010, the Company generated net cash from operating activities of $125.7 million compared with $156.3 million for the first six months of 2009.  Capital expenditures in 2010 were lower than 2009 as the Company continued to effectively utilize the mobility of its asset base to reduce new capital investments.  The Company’s debt to capital ratio increased from 39.5% at December 31, 2009 (the lowest year-end ratio since 1998) to 40.0% at June 30, 2010, but was lower than the 40.6% at June 30, 2009.  Further information in regards to the Company’s cash flows is discussed in the “Liquidity and Capital Resources” section.

Segment Financial Highlights

Revenues	Three Months Ended June 30				Change
(Dollars in millions)	2010		2009		Amount	Percent
Harsco Infrastructure	$262.7	33.4%	$308.8	39.8%	$(46.1)	(14.9)%
Harsco Metals	316.4	40.2	259.5	33.4	56.9	21.9
Harsco Rail	86.3	11.0	94.3	12.1	(8.0)	(8.5)
All Other Category	121.1	15.4	114.3	14.7	6.8	5.9
Corporate	—	—	0.1	—	(0.1)	(100.0)
Total Revenues	$786.5	100.0%	$777.0	100.0%	$9.5	1.2%

Operating Income	Three Months Ended June 30				Change
(Dollars in millions)	2010		2009		Amount	Percent
Harsco Infrastructure	$(13.6)	(22.0)%	$24.9	35.4%	$(38.5)	(154.6)%
Harsco Metals	24.9	40.2	4.2	6.0	20.7	492.9
Harsco Rail	21.6	34.9	22.0	31.2	(0.4)	(1.8)
All Other Category	29.6	47.8	20.7	29.4	8.9	43.0
Corporate	(0.6)	(0.9)	(1.4)	(2.0)	0.8	57.1
Total Operating Income	$61.9	100.0%	$70.4	100.0%	$(8.5)	(12.1)%

	Three Months Ended June 30
Operating Margins	2010	2009
Harsco Infrastructure	(5.2)%	8.1%
Harsco Metals	7.9	1.6
Harsco Rail	25.0	23.3
All Other Category	24.4	18.1
Consolidated Operating Margin	7.9%	9.1%

Revenues	Six Months Ended June 30				Change
(Dollars in millions)	2010		2009		Amount	Percent
Harsco Infrastructure	$513.3	33.6%	$592.5	40.2%	$(79.2)	(13.4)%
Harsco Metals	613.9	40.1	497.9	33.8	116.0	23.3
Harsco Rail	181.7	11.9	154.2	10.5	27.5	17.8
All Other Category	219.9	14.4	229.2	15.5	(9.3)	(4.1)
Corporate	0.1	—	0.1	—	—	—
Total Revenues	$1,528.9	100.0%	$1,473.9	100.0%	$55.0	3.7%

Operating Income	Six Months Ended June 30				Change
(Dollars in millions)	2010		2009		Amount	Percent
Harsco Infrastructure	$(32.8)	(36.4)%	$43.8	40.7%	$(76.6)	(174.9)%
Harsco Metals	36.2	40.2	1.4	1.3	34.8	2,485.7
Harsco Rail	42.0	46.6	29.2	27.2	12.8	43.8
All Other Category	45.9	50.9	36.9	34.3	9.0	24.4
Corporate	(1.2)	(1.3)	(3.8)	(3.5)	2.6	68.4
Total Operating Income	$90.1	100.0%	$107.5	100.0%	$(17.4)	(16.2)%

	Six Months Ended June 30
Operating Margins	2010	2009
Harsco Infrastructure	(6.4)%	7.4%
Harsco Metals	5.9	0.3
Harsco Rail	23.1	19.0
All Other Category	20.8	16.1
Consolidated Operating Margin	5.9%	7.3%

Harsco Infrastructure Segment:

The Harsco Infrastructure Segment generated lower revenue and operating income in the second quarter and first six months of 2010 compared with 2009, due principally to lower end-market demand driven by greatly reduced commercial and multi-family construction activity in the United States, the United Arab Emirates and across Europe coupled with significant pricing pressures.  The lack of available credit to certain customers has resulted in delayed non-residential construction projects.

Significant Effects on Revenues (In millions)	Three Months Ended June 30	Six Months Ended June 30
Revenues — 2009	$308.8	$592.5
Net decreased volume and effect of lower high-margin rentals	(55.3)	(120.8)
Acquisitions	21.7	40.1
Impact of foreign currency translation	(12.5)	1.5
Revenues — 2010	$262.7	$513.3

Significant Effects on Operating Income:

•                  In the second quarter and first six months of 2010, the Segment’s operating results decreased due to reduced or deferred or cancelled non-residential, commercial and infrastructure construction spending, exacerbated by ongoing pricing pressures in all major markets globally and lower equipment utilization rates.

•                  In response to further deterioration of global infrastructure markets during the first half of 2010, this Segment continues to implement additional countermeasures targeting expense reduction, asset optimization and facility rationalization.

•                  Restructuring costs primarily relating to severance and exit-related costs during the second quarter and first six months of 2010 were $2.0 million and $9.8 million, respectively.  These were offset by a combination of property gains of $2.6 million from the first three months of 2010 and contingent consideration adjustments of $1.4 million during the second quarter of 2010 and $9.6 million during the first six months of 2010.  See Note F, “Acquisitions,” in Part I, Item 1, Financial Statements for additional information on the contingent consideration adjustments.

•                  Foreign currency translation in the second quarter and first six months of 2010 decreased operating income for this Segment by $1.1 million and $0.7 million, respectively, compared with the second quarter and first six months of 2009.

Harsco Metals Segment:

The Harsco Metals Segment generated higher revenues, operating income and margins in the second quarter and first six months of 2010 compared with 2009 due principally to the increased global steel production of its customers and the overall weaker U.S. dollar.

Significant Impacts on Revenues (In millions)	Three Months Ended June 30	Six Months Ended June 30
Revenues — 2009	$259.5	$497.9
Net increased volume	59.4	94.7
Impact of foreign currency translation	(2.5)	21.3
Revenues — 2010	$316.4	$613.9

Significant Effects on Operating Income:

•                  Customers’ production in 2010 increased approximately 43% and 40% compared with the second quarter and first six months of 2009, respectively.

•                  During the second quarter and first six months of 2010, this Segment’s operating income benefited from cost reduction initiatives from sustained benefits from previously implemented restructuring actions and from additional countermeasures implemented throughout 2009 and 2010, which have targeted expense reduction, revenue enhancement and asset optimization.

•                  Foreign currency translation in the second quarter and first six months of 2010 increased operating income for this Segment by $0.2 million and $1.5 million, respectively, compared with the second quarter and first six months of 2009.

Harsco Rail Segment:

The Harsco Rail Segment generated higher revenues, operating income and margins in the first six months of 2010 compared with 2009 due principally to shipments of orders to China and other parts of the world, coupled with cost reduction benefits as a result of continuous improvement initiatives.  Quarterly results of this Segment are affected by the timing of completed unit deliveries.

Significant Impacts on Revenues (In millions)	Three Months Ended June 30	Six Months Ended June 30
Revenues — 2009	$94.3	$154.2
Net volume changes	(7.8)	26.4
Impact of foreign currency translation	(0.2)	1.1
Revenues — 2010	$86.3	$181.7

Significant Effects on Operating Income:

•                  This Segment’s operating income for the second quarter of 2010 was relatively consistent with 2009, while the first six months of 2010 increased substantially over 2009 due to shipments of equipment under existing contracts to China and other parts of the world, partially offset by lower grinding services and spare parts sales.  Shipments to China in the second half of 2010 will be less than in the first half due to the scheduled timing of deliveries.  This will result in significantly reduced revenue and operating income for this Segment in the second half of 2010.  However, shipments to China will resume in 2011 to approximate the revenue from China recorded in 2010.

•                  During the second quarter and first six months of 2010, this Segment’s operating income and margins also benefited from the implementation of continuous improvement initiatives during 2009.  These initiatives are on-going.

•                  Foreign currency translation in 2010 decreased operating income for this Segment by $0.2 million for the second quarter and increased operating income by $0.1 million for the first six months of 2010 compared with the respective periods of 2009.

All Other Category — Harsco Minerals & Harsco Industrial:

The All Other Category (“Harsco Minerals & Harsco Industrial”) generated higher revenues, operating income and operating margins in the second quarter compared with 2009 due primarily to improved volume and higher metals selling pricing in the minerals and recycling technologies business.  During the first six months of 2010, the All Other Category generated lower revenues, but increased operating margins and operating income compared with 2009.  The decline in revenues for the first six months of 2010 was primarily due to reduced market demand for certain industrial products.  However, higher metals selling prices for Harsco Minerals offset the impact of these market conditions within the operating income results.

Significant Impacts on Revenues (In millions)	Three Months Ended June 30	Six Months Ended June 30
Revenues — 2009	$114.3	$229.2
Air-cooled heat exchangers	(5.8)	(29.9)
Industrial grating products	(5.2)	(10.9)
Minerals and recycling technologies	16.7	27.8
Impact of foreign currency translation	0.5	2.0
Other changes not individually discussed	0.6	1.7
Revenues — 2010	$121.1	$219.9

Significant Effects on Operating Income:

•                  The air-cooled heat exchangers business experienced a decrease in operating income in the second quarter and first six months of 2010 due to reduced customer demand within the natural gas industry caused by reduced natural gas prices and unfavorable economic conditions in comparison to the record performance in the second quarter and first six months of 2009.  These conditions are currently showing signs of modest improvement.

•                  Operating income in the industrial grating products business decreased due to lower demand stemming from the economic downturn as compared with the second quarter and first six months of 2009, partially offset by lower raw material costs.

•                  Operating income for the minerals and recycling technologies business increased in the second quarter and first six months of 2010 due to significantly higher metal prices and higher customer demand.

•                  Countermeasures targeting expense reduction, revenue enhancement and asset optimization continue to be implemented in these businesses, partially offsetting declines in operating income and resulting in higher operating margins than the same period of 2009.

•                  Foreign currency translation did not have a significant effect on this category in the second quarter of 2010.

Outlook, Trends and Strategies

Challenges stemming from the global economic recession and market uncertainty are expected to continue through 2010, especially for the Harsco Infrastructure Segment.  In particular, infrastructure project deferrals, postponements and cancellations will continue to impact many of the non-residential and commercial construction markets served by the Harsco Infrastructure business, resulting in increased pricing pressures and lower equipment utilization.  Global steel production has recovered from record lows experienced in 2009, but recent activity indicates a leveling off of mill capacity utilization rates and, thus, short-term steelmaking prospects.  Certain commodity prices, which affect the Harsco Minerals business, are above last year but have declined from recent highs.  The timing of rail equipment deliveries, which was accelerated into the first half of 2010 at the request of a major customer, is expected to result in lower operating income for the Harsco Rail Segment in the second half of 2010.  However, shipments are expected to resume at previous annual levels in 2011.

Despite a level of uncertainty remaining in global economic conditions, especially in the Harsco Infrastructure Segment, the Company believes it continues to be well-positioned to capitalize on opportunities in the near- to long-term based on its strong balance sheet, available liquidity and ability to generate strong operating cash flows, as well as its demonstrated ability to execute appropriate countermeasures.  Countermeasures such as on-going cost-reduction initiatives; a globally integrated enterprise initiative; and the Company’s continuous improvement program have significantly reduced, and should continue to reduce, the Company’s cost structure and further enhance its financial strength without sacrificing quality of output.  The Company’s expansion of its global footprint in targeted growth markets; its diversity of services and products in industries that are fundamental to global growth; its long-term mill services and minerals supply contracts; the portability and mobility of its infrastructure services equipment; and its large infrastructure services customer base help mitigate the Company’s overall long-term exposure to changes in the economic outlook in any single economy.  However, any further deterioration of global economies could still have an adverse impact on the Company’s operating results.

Additionally, the following significant items, risks, trends and strategies are expected to affect the Company for the remainder of 2010 and beyond:

•                  The near-term outlook for the Harsco Infrastructure Segment is impacted by a continued lack of activity in non-residential, commercial construction markets, particularly in Europe, the United Arab Emirates and the United States.  This lack of activity is expected to continue to present challenging business conditions for this Segment.  The Company expects the Harsco Infrastructure Segment to experience sequential improvement in the third and fourth quarters of 2010, but to incur operating losses in each of those quarters.  Ongoing cost reduction benefits, contribution from targeted growth market expansion, seasonal factors and some increase in overall non-residential construction and industrial maintenance activity as the year progresses are factors in the expectation of some marginal improvement in this Segment.  The Company has recently appointed new senior management team additions to this Segment, and a key focus is further evaluation of the Segment's cost structure and strategy to address both current and long-term market conditions.  Given the severity and duration of the current economic cycle, after senior management's further evaluation of the cost structure, it is likely that the Company will incur additional costs associated with restructuring actions to further reduce the cost base of this Segment.  Based on the above factors, coupled with continuing positive cash flows from operations for this Segment, the Company does not believe a triggering event for impairment testing has occurred as of June 30, 2010.  However, should the Company experience a further degradation in the overall markets served by the Harsco Infrastructure Segment, impairment testing of assets associated with this Segment may be required.  Any necessary impairment could result in the write down of the carrying value of goodwill to its implied fair value.

•                  Steel industry expectations are that steel production will increase in 2010 compared with 2009, but not to levels prior to the beginning of the global recession.  Consistent with the industry overall, the Harsco Metals Segment’s customers increased their production during the first six months of 2010.  Seasonal reductions in customer production volume are expected in the third quarter of 2010 and short-term steelmaking prospects for the industry may be influenced by a recent leveling off of mill capacity utilization rates.

•                  The Company anticipates that tightening environmental regulations will compel customers to address their production waste streams as an opportunity to maximize environmental compliance.  This should provide additional revenue opportunities for the Harsco Metals Segment and for the Harsco Minerals businesses in the All Other Category.  The Company will continue to pursue growth opportunities in environmental services as increasing regulatory and public demand for environmental solutions creates additional outsourced opportunities in slag management.

•                  The Harsco Rail Segment has a strong backlog for 2011 due principally to ongoing production of rail grinding machines under existing orders.

•                  International demand for railway track maintenance services, solutions and equipment is expected to be strong in both the near-term and the long-term.  The Harsco Rail Segment expects to develop a larger presence in certain developing countries as track construction and maintenance needs grow.  Global bidding activity has been strong.

•                  In the Harsco Minerals businesses in the All Other Category, improved customer production levels comparable with the prior year should have an overall positive effect on certain reclamation and recycling services in the near-term.

•                  Also in the All Other Category, the air-cooled heat exchangers business continues to explore international opportunities in addition to further grow in its customary North American markets.  Increased industrial use due to improving economic conditions will influence the price and demand for natural gas and, consequently, the demand for heat exchanger equipment.  Weather trends can also impact this business as demand for heat exchanger equipment tends to increase in colder weather and decrease in warmer weather.

•                  The Company announced in January 2010 that it has embarked upon a business transformation initiative designed to create significant operating and cost efficiencies by improving the Company’s internal supply chain planning, logistics, scheduling and integration throughout its worldwide operations.  This project is expected to contribute to the Company’s EVA growth but could result in near-term charges and capital expenditures.

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

•                  The Company expects continued strong cash flows from operating activities, although 2010 will be less than 2009.  The Company also expects to maintain discipline to limit capital expenditures through its ability to redeploy equipment to new projects, without jeopardizing growth opportunities.  The Company believes that in the current economic environment, the mobile nature of its capital investment pool will facilitate strategic growth initiatives in the near-term, lessening the need for growth capital expenditures for 2010, particularly for the Harsco Infrastructure business.  New or renewed contracts in the Harsco Metals Segment may require higher incremental capital investments.

•                  Management will continue to be very selective and disciplined in allocating capital, choosing projects with the highest Economic Value Added (“EVA®”) potential.

•                  Fluctuations in the U.S. dollar can have significant impacts in the Harsco Infrastructure and Harsco Metals Segments, as approximately 80% to 85% of the revenues generated in these businesses are outside the United States.  If the U.S. dollar would strengthen, as it did in the second quarter of 2010 compared with the second quarter of 2009, sales and operating income would generally be reduced.  If the U.S. dollar were to weaken, as it did overall in the first six months of 2010 compared with the first six months of 2009, sales and operating income would generally improve.

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

•                  The Company has maintained a capital structure with a balance sheet debt to capital ratio approximating 40% for the last several years.  In October 2010, the Company’s 200 million British pound sterling-denominated notes (approximately $301 million at June 30, 2010) will mature.  The Company expects to refinance these notes during 2010 through a combination of new public debt, commercial paper borrowings, revolving credit facility borrowings or internal cash generation.

•                  Currently, a majority of the Company’s revenue is generated from customers located outside the United States, and a substantial portion of the Company’s assets and employees are located outside the United States.  U.S. income tax and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries, because such earnings are intended to be indefinitely reinvested in the operations of those subsidiaries.  Several U.S. legislation proposals have been announced that would have the effect of substantially reducing the Company’s ability to defer U.S. taxes on profit permanently reinvested outside the United States.  Proposals to date could have a negative impact on the Company’s financial position and operating results.  Additionally, they could have a negative impact on the Company’s ability to compete in the global marketplace.  The probability of any of these proposals being enacted cannot be predicted with any certainty.  Indications are that substantial reform which may be considered unfavorable to U.S. business’ interests abroad is not likely in 2010.  If reform occurs in 2011, such reform may be structured with more of the business community’s concerns in mind.  The Company is working with legislators with the goal of achieving a balanced and fair approach to tax reform, regardless of when reform occurs.  The Company continues to monitor legislation to be in position to structure operations in a manner that will reduce the impact of enacted changes.

•                  The Company has initiated strategies to reposition the Harsco Infrastructure business and is focusing increasingly on projects in the global industrial maintenance and infrastructure construction sectors; developing this business in economies outside the U.S. and Europe that have greater prospects for both near-term and long-term growth; and reducing the branch structure which will result in costs savings realized mostly in 2011 and beyond.

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

•                  The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act became law during the first quarter of 2010.  These new laws will have an impact on the Company’s future costs for providing health care benefits for its employees when the laws begin to impact the company’s health care costs in 2013 and beyond.  The Company determined that the impact of the new laws on postretirement medical plans will be immaterial to its financial position, results of operations and cash flows.  The Company is assessing the extent to which the new laws will affect its future health care and related employee benefit plan costs for active employees.

•                  The Harsco Minerals business generates value by collecting and processing boiler slag, a coal combustion by-product (“CCP”) into commercially useful products that put this material to beneficial use such as roofing materials or blasting abrasives.  In June 2010, the Environmental Protection Agency (“EPA”) released a proposed rule that set out two different options with regard to the regulation of CCPs produced by coal-fired utility boilers.  One option would regulate CCPs as a special (hazardous) waste when the CCPs are destined for disposal in landfills and surface impoundments.  The second option would regulate the disposal of CCPs as solid waste by issuing minimum national criteria for proper management of these nonhazardous, solid wastes.  Neither proposal would change the EPA’s prior determination that beneficially used CCPs, including the Company’s products, are exempt from the hazardous waste regulations.  The adoption, terms and timing of any new regulation controlling disposal of CCPs remain uncertain, however, and there can be no assurance that any CCP regulation will continue to provide for an exemption for beneficial use of CCPs.  The Company will continue to closely follow the EPA’s proposal and file public comments as appropriate.

Results of Operations

	Three Months Ended June 30
			Change
(Dollars are in millions, except per share amounts)	2010	2009	Amount	%
Revenues from continuing operations	$786.5	$777.0	$9.5	1.2
Cost of services and products sold	590.5	572.6	17.9	3.1
Selling, general and administrative expenses	133.8	130.9	2.9	2.2
Other (income) expense	(0.4)	2.3	(2.7)	(116.9)
Operating income from continuing operations	61.9	70.4	(8.5)	(12.1)
Interest expense	15.4	15.5	(0.1)	(0.5)
Income tax expense from continuing operations	12.9	12.5	0.4	3.2
Income from continuing operations	34.3	43.0	(8.7)	(20.2)
Loss from discontinued operations	(2.8)	(1.5)	(1.3)	(93.0)
Net income attributable to Harsco Corporation	29.7	40.6	(10.9)	(27.0)
Diluted earnings per common share from continuing operations attributable to Harsco Corporation common stockholders	0.40	0.52	(0.12)	(23.1)
Diluted earnings per common share attributable to Harsco Corporation common stockholders	0.37	0.50	(0.13)	(26.0)
Effective income tax rate for continuing operations	27.3%	22.5%

	Six Months Ended June 30
			Change
(Dollars are in millions, except per share amounts)	2010	2009	Amount	%
Revenues from continuing operations	$1,528.9	$1,473.9	$55.0	3.7
Cost of services and products sold	1,169.9	1,109.5	60.4	5.4
Selling, general and administrative expenses	270.1	255.9	14.2	5.5
Other income	(2.9)	(0.5)	(2.4)	(517.4)
Operating income from continuing operations	90.1	107.5	(17.4)	(16.2)
Interest expense	31.5	30.8	0.7	2.4
Income tax expense from continuing operations	15.9	14.0	1.9	13.7
Income from continuing operations	44.0	64.0	(20.0)	(31.2)
Loss from discontinued operations	(2.6)	(2.7)	0.1	4.0
Net income attributable to Harsco Corporation	37.7	59.2	(21.5)	(36.3)
Diluted earnings per common share from continuing operations attributable to Harsco Corporation common stockholders	0.50	0.77	(0.27)	(35.1)
Diluted earnings per common share attributable to Harsco Corporation common stockholders	0.47	0.74	(0.27)	(36.5)
Effective income tax rate for continuing operations	26.6%	17.9%

Comparative Analysis of Consolidated Results

Revenues

The change in revenues for the second quarter and first six months of 2010 from the second quarter and first six months of 2009 was attributable to the following significant items:

Change in Revenues — 2010 vs. 2009 (In millions)	Second Quarter	Six Months
Net increased volumes in the Harsco Metals Segment due principally to increased steel production by the Company’s customers.	$59.4	$94.7
Effect of business acquisitions in the Harsco Infrastructure Segment.	21.7	40.1
Net increased revenues in the reclamation and recycling services business due to higher commodity pricing and increased volume.	16.7	27.8
Net changes in revenues in the Harsco Rail Segment due principally to the timing of an overall higher level of rail equipment shipments to China in 2010.	(7.8)	26.4
Effect of foreign currency translation.	(14.6)	26.0
Increased volume in the roofing granules and abrasives business.	1.4	2.9
Decreased revenues of industrial grating products from reduced demand coupled with lower pricing levels.	(5.2)	(10.9)
Reduced demand for air-cooled heat exchangers due to a weaker natural gas market.	(5.8)	(29.9)
Net decreased revenues in the Harsco Infrastructure Segment due to lower rentals and sales, principally due to lower activity levels and project deferrals, postponements and cancellations of non-residential construction activity globally as a result of economic decline.	(55.3)	(120.8)
Other (minor changes across the various units not already mentioned).	(1.0)	(1.3)
Total Change in Revenues — 2010 vs. 2009	$9.5	$55.0

Cost of Services and Products Sold

The change in cost of services and products sold for the second quarter and first six months of 2010 from the second quarter and first six months of 2009 was attributable to the following significant items:

Change in Cost of Services and Products Sold — 2010 vs. 2009 (In millions)	Second Quarter	Six Months
Effect of business acquisitions.	$17.0	$32.9
Effect of foreign currency translation.	(10.7)	19.8
Increased costs due to changes in revenues coupled with lower high-margin rentals in the Harsco Infrastructure Segment (exclusive of the effect of foreign currency translation and business acquisitions, and including the impact of increased commodity and energy costs included in selling prices).	9.4	8.8
Other, net (due to product mix, stringent cost controls and enterprise business optimization initiatives).	2.2	(1.1)
Total Change in Cost of Services and Products Sold — 2010 vs. 2009	$17.9	$60.4

Selling, General and Administrative Expenses

The change in selling, general and administrative expenses for the second quarter and first six months of 2010 from the second quarter and first six months of 2009 was attributable to the following significant items:

Change in Selling, General and Administrative Expenses — 2010 vs. 2009 (In millions)	Second Quarter	Six Months
Effect of business acquisitions.	$5.3	$8.5
Effect of foreign currency translation.	(3.3)	3.6
Higher professional fees due to globally integrated enterprise initiatives.	1.5	3.1
Increased travel and entertainment related to growth initiatives.	1.6	2.8
Increased insurance expense.	2.9	2.8
Change in compensation expense, generally due to lower employment levels.	(0.2)	(2.5)
Lower bad debt expense.	(3.9)	(4.0)
Other, net.	(1.0)	(0.1)
Total Change in Selling, General and Administrative Expenses — 2010 vs. 2009	$2.9	$14.2

Other (Income) Expense

This income statement classification includes restructuring costs for employee termination benefits and costs to exit activities; impaired asset write-downs; net gains or losses on the disposal of non-core assets; and contingent consideration adjustments related to acquisitions by the Company.

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2010	2009	2010	2009
Restructuring costs	$3,080	$3,584	$12,405	$5,188
Gains from sale of non-core assets	(2,177)	(1,351)	(5,854)	(5,786)
Contingent consideration adjustments	(1,367)	—	(9,631)	—
Other	70	103	177	128
Other (income) expense	$(394)	$2,336	$(2,903)	$(470)

For the three months and six months ended June 30, 2010, restructuring costs were incurred principally in the Harsco Infrastructure Segment.

Interest Expense

This decrease of $0.1 million and increase of $0.7 million in the second quarter and first six months of 2010, respectively, compared with 2009 reflects positive effects from foreign currency translation as well as slightly higher overall debt levels in 2010 due to recent acquisitions.

Income Tax Expense from Continuing Operations

This increase was due to lower earnings from continuing operations in jurisdictions with lower tax rates and an increase in the effective income tax rate from continuing operations.  The effective income tax rate relating to continuing operations for the second quarter of 2010 was 27.3% compared with 22.5% for the second quarter of 2009.  For the first six months of 2010 the effective income tax rate relating to continuing operations was 26.6% compared with 17.9% for the first six months of 2009.  The effective income tax rate for the first six months of 2009 reflected net discrete tax benefits recognized in the first quarter related to a change in the permanent reinvestment of prior-year undistributed earnings.

Income from Continuing Operations

This decrease resulted from lower rentals and sales in the Harsco Infrastructure Segment due to decreased global construction activity; partially offset by increased volume in the Harsco Metals Segment resulting from increased steel production, and increased revenues in the Harsco Rail Segment due principally to higher equipment sales to China.

Loss from Discontinued Operations

The loss from discontinued operations was $2.8 million and $2.6 million in the second quarter and first six months of 2010, respectively, compared with losses of $1.5 million and $2.7 million in the second quarter and first six months of

2009, respectively.  Discontinued operations consisted of the Company’s Gas Technologies Segment, the sale of which was completed in December 2007.  The loss incurred in 2010 includes a pre-tax charge of $5.0 million related to potential and contingent claims, as more fully described in Note G, “Commitments and Contingencies,” in the accompanying Notes to the Condensed Consolidated Financial Statements.  The loss incurred in 2009 related to costs associated with then ongoing arbitration proceedings and also reflected a partial settlement of working capital adjustment claims.

Liquidity and Capital Resources

Overview

Global financial markets, which have been under stress since 2008 due to poor financial institution lending and investment practices and sharp declines in real estate values, have started to show signs of improvement for certain highly rated credit issuers.  However, during 2009 and continuing into 2010, tightened credit conditions for the funding of non-residential construction projects, particularly commercial construction, restrained growth in that sector.  That tight credit market continues today in the non-residential construction sector affecting some of the Company’s current and potential customers.  In response to these changes in global economic conditions, the Company has undertaken several initiatives to conserve capital and enhance liquidity, including: prudently reducing capital spending to only critical projects where the highest returns can be achieved while redeploying existing capital investments; optimizing worldwide cash positions; reducing or eliminating discretionary spending; and frequent evaluation of customer and business-partner credit risk.

Despite the global financial market environment, the Company continues to have sufficient available liquidity and has been able to obtain any necessary financing.  The Company currently expects operational and business needs to be covered by cash from operations for the remainder of 2010 and beyond.  During the first six months of 2010, the Company generated $125.7 million in operating cash, a decrease from the $156.3 million generated in the first six months of 2009.  The results in both 2010 and 2009 reflect lower levels of income generated by the Harsco Infrastructure Segment as a result of the ongoing global economic situation.

In the first six months of 2010, the Company invested $74.6 million in capital expenditures (55% of which were for revenue-growth projects), compared to the $82.6 million invested in the first six months of 2009, and paid $33.0 million in stockholder dividends compared with $31.7 million paid in the first six months of 2009.

The Company’s net cash borrowings increased $7.3 million in the first six months of 2010.  Balance sheet debt, which is affected by foreign currency translation, decreased $15.5 million from December 31, 2009.  The debt to total capital ratio increased from 39.5% at December 31, 2009 (the lowest year-end ratio since 1998) to 40.0% at June 30, 2010 due principally to lower equity levels.  The June 30, 2010 ratio was lower than the 40.6% ratio at June 30, 2009.

Despite the ongoing global economic conditions, the Company expects to generate strong operating cash flows for 2010, although less than in 2009.  The Company plans to sustain its balanced portfolio through its strategy of redeploying discretionary cash for disciplined organic growth and international or market-segment diversification; for organic growth and strategic acquisitions in the Harsco Rail Segment, but most likely not until 2011 or later; for growth in long-term, high-return and high-renewal-rate services contracts for the Harsco Metals Segment, principally in targeted growth markets or for customer diversification; for organic growth and international diversification in the All Other Category (Harsco Minerals & Harsco Industrial) through strategic alliances.  The Company also foresees continuing its long and consistent history of paying dividends to stockholders.

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

Major uses of operating cash flows and borrowed funds include:  capital investments, principally in the Harsco Metals and Harsco Infrastructure Segments; payroll costs and related benefits; dividend payments; pension funding payments; inventory purchases for the manufacturing businesses; income tax payments; debt principal and interest payments; insurance premiums and payments of self-insured casualty losses; and machinery, equipment, automobile and facility rental payments.  Cash is also used for targeted, strategic acquisitions as the appropriate opportunities arise.

Resources available for cash requirements — The Company meets its ongoing cash requirements for operations and growth initiatives by utilizing cash from operations, by accessing the public debt markets and by borrowing from banks.  Public markets in the United States and Europe are accessed through the Company’s commercial paper programs and through discrete-term note issuance to investors.  Various bank credit facilities are available throughout the world.  The Company’s 200 million British pound sterling-denominated notes mature in October 2010.  The Company expects to utilize both the public debt markets, bank facilities and cash from operations to meet its cash requirements in the future.

The following table details the amounts outstanding under credit facilities and commercial paper programs and available credit at June 30, 2010:

Summary of Credit Facilities and	June 30, 2010
Commercial Paper Programs (In millions)	Facility Limit	Outstanding Balance	Available Credit

U.S. commercial paper program	$550.0	$14.6	$535.4

Euro commercial paper program	243.9	42.6	201.3

Multi-year revolving credit facility (a)	570.0	—	570.0

Bilateral credit facility (b)	30.0	—	30.0

Totals at June 30, 2010	$1,393.9	$57.2	$1,336.7	(c)

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

Credit Ratings and Outlook — The following table summarizes the Company’s debt credit ratings at June 30, 2010:

	Long-term Notes	U.S.-Based Commercial Paper	Outlook

Standard & Poor’s (S&P)	A-	A-2	Negative
Moody’s	Baa1	P-2	Negative
Fitch	A-	F2	Stable

The Company’s euro-based commercial paper program has not been rated since the euro market does not require it.  In May 2010, Standard & Poor’s and Moody’s reaffirmed the Company’s ratings but changed the outlook to negative.  Fitch ratings were reaffirmed in August 2009.  A downgrade to the Company’s credit ratings may increase borrowing costs to the Company, while an improvement in the Company’s credit ratings may decrease borrowing costs to the Company.  Additionally, a downgrade in the Company’s credit ratings may result in reduced access to credit markets.

Working Capital Position — Changes in the Company’s working capital are reflected in the following table:

(Dollars are in millions)	June 30 2010	December 31 2009	Increase (Decrease)
Current Assets
Cash and cash equivalents	$102.5	$94.2	$8.3
Trade accounts receivable, net	644.6	598.3	46.3
Other receivables, net	25.4	30.9	(5.5)
Inventories	262.5	291.2	(28.7)
Other current assets	155.5	154.7	0.8
Total current assets	1,190.5	1,169.3	21.2
Current Liabilities
Notes payable and current maturities	116.6	83.2	33.4
Accounts payable	220.6	215.5	5.1
Accrued compensation	76.6	67.7	8.9
Income taxes payable	23.4	5.9	17.5
Other current liabilities	344.6	378.8	(34.2)
Total current liabilities	781.8	751.1	30.7
Working Capital	$408.7	$418.2	$(9.5)
Current Ratio	1.5:1	1.6:1

Working capital decreased 2.3% in the first six months of 2010 due principally to the following factors:

•                  Inventories decreased $28.7 million due to shipments in the Harsco Rail Segment to satisfy current international contracts, as well as due to foreign currency translation effects.

•                  Notes payable and current maturities increased $33.4 million due to higher commercial paper borrowings related to recent acquisitions and the reclassification of a portion of the Company’s British pound sterling-denominated 200 million notes as current maturities.

•                  Income taxes payable increased $17.5 million due to the overall timing of income tax accruals and payments.

These factors were partially offset by the following:

•                  Net trade accounts receivable increased $46.3 million primarily due to higher sales levels, partially offset by foreign currency translation effects.

•                  Other current liabilities decreased $34.2 million due principally to a decrease in customer advance payments in the Harsco Rail Segment as equipment was shipped to the customers and the advances were applied to the customer’s account.

Certainty of Cash Flows — The certainty of the Company’s future cash flows is underpinned by the long-term nature of the Company’s metals services contracts, the order backlog for the Company’s railway track maintenance services and equipment and the strong discretionary cash flows (operating cash flows in excess of the amounts necessary for capital expenditures to maintain current revenue levels) generated by the Company.  Historically, the Company has utilized these discretionary cash flows for growth-related capital expenditures, strategic acquisitions and for debt repayment.  As the Company has demonstrated since the end of 2008, it has the ability to substantially reduce its capital expenditures due to the mobility of its existing capital investment base.  The existing base can be redeployed for use in growth projects, thus avoiding new investment.  The Company has continued to grow in countries with increased demand through prudent redeployment of its existing equipment.

The types of products and services that the Company provides are not subject to rapid technological change, which increases the stability of related cash flows.  Additionally, it is believed by the Company that each of the businesses in its balanced portfolio are among the leaders in the industries the Company serves.  Due to these factors, the Company is confident in its future ability to generate positive cash flows from operations.

Cash Flow Summary

The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

Summarized Cash Flow Information

	Six Months Ended June 30
(In millions)	2010	2009
Net cash provided by (used in):
Operating activities	$125.7	$156.3
Investing activities	(84.2)	(75.1)
Financing activities	(28.9)	(103.1)
Effect of exchange rate changes on cash	(4.3)	0.6
Net change in cash and cash equivalents	$8.3	$(21.4	) (a)

(a) Does not total due to rounding

Cash From Operating Activities — Net cash provided by operating activities in the first six months of 2010 was $125.7 million, a decrease of $30.6 million from the first six months of 2009.  The decrease resulted primarily from the following:

•                  Increase in net trade receivables due to higher sales levels,

•                  Reduction in customer advance payments on contracts due to shipments of equipment by the Harsco Rail Segment in 2010, and

•                  Lower net income in 2010 as compared with 2009 attributable to the Harsco Infrastructure Segment.

These decreases were partially offset by the following:

•                  The timing of payments and increased business activity year over year that resulted in higher accounts payable levels in 2010,

•                  Lower incentive compensation payments in 2010 compared with 2009 due to lower earned incentive compensation.

Cash Used in Investing Activities — In the first six months of 2010, cash used in investing activities was $84.2 million consisting primarily of capital investments of $74.6 million and $27.6 million used for strategic acquisitions.  Capital investments declined $8.0 million compared to the first six months of 2009, reflecting the Company’s ongoing initiatives to conserve capital and enhance liquidity through prudent reduction of capital investments.  Growth capital constituted 55% of investments made in the first six months of 2010, with investments made predominantly in the Harsco Metals Segment and, to a lesser extent, the Harsco Infrastructure Segment.  Throughout the remainder of 2010, the Company plans to continue to manage its balanced portfolio and consider opportunities to invest in value creation projects. Additionally, the Company intends to increase growth investments in the Harsco Rail Segment, most likely in 2011 and beyond, as the business continues to expand globally.

Cash Used in Financing Activities — The following table summarizes the Company’s debt and capital positions at June 30, 2010 and December 31, 2009.

(Dollars are in millions)	June 30 2010	December 31 2009
Notes Payable and Current Maturities	$116.6	$83.2
Long-term Debt	852.8	901.7
Total Debt	969.4	984.9
Total Equity	1,451.5	1,509.8
Total Capital	$2,420.9	$2,494.7
Total Debt to Total Capital	40.0%	39.5%

The Company’s debt as a percent of total capital at June 30, 2010 increased from December 31, 2009.  The increase results principally from a decline in overall equity due to negative foreign currency translation effects from the strengthening of the U.S. dollar since December 31, 2009.  This was partially offset by lower debt due primarily to foreign currency translation resulting from the strengthening of the U.S. dollar in comparison with the British pound sterling.

Debt Covenants

The Company’s credit facilities and certain notes payable agreements contain a covenant stipulating a maximum debt to capital ratio of 60%.  Certain notes payable agreements also contain a covenant requiring a minimum net worth of $475 million.  In addition, one credit facility limits the proportion of subsidiary consolidated indebtedness to 10% of consolidated tangible assets.  At June 30, 2010, the Company was in compliance with these covenants with a debt to capital ratio of 40.0% and total net worth of $1.4 billion.  Based on balances at June 30, 2010, the Company could increase borrowings by approximately $1.2 billion and still be within its debt covenants.  Alternatively, keeping all other factors constant, the Company’s equity could decrease by approximately $805 million and the Company would still be within its debt covenants.  Additionally, the Company’s 7.25% British pound sterling-denominated notes and its 5.75% notes include covenants that permit the note holders to redeem their notes, at par and 101% of par, respectively, in the event of a change of control of the Company or disposition of a significant portion of the Company’s assets in combination with the Company’s credit rating downgraded to non-investment grade.  The Company expects to continue to be compliant with these debt covenants one year from now.

Cash and Value-Based Management

The Company plans to continue with its strategy of targeted, prudent investing for strategic purposes for the foreseeable future, continuing to make more efficient use of existing investments.  The long-term goal of this strategy is to create stockholder value by improving the Company’s EVA.  Under this program, the Company evaluates strategic investments based upon the investment’s economic profit.  EVA equals after-tax operating profits less a charge for the use of the capital employed to create those profits.  Therefore, value is created when a project or initiative produces a return above the cost of capital.  In the first six months of 2010, EVA was lower compared with the first six months of 2009 due to lower operating profits.

The Company currently expects to continue paying dividends to stockholders.  In May 2010, the Company paid its 240th consecutive quarterly cash dividend.  In June 2010, the Company declared its 241st consecutive quarterly cash dividend.

The Company’s financial position and debt capacity should enable it to meet current and future requirements.  As additional resources are needed, the Company should be able to obtain funds readily and at competitive costs.  The Company is well-positioned financially and intends to continue investing in high-return, organic growth projects and prudent, strategic alliances; to reduce debt and pay cash dividends as a means of enhancing stockholder value.

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

ITEM 4.        CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures as of June 30, 2010.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.  There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the second quarter of 2010.

PART II — OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

Information on legal proceedings is included in Note G, “Commitments and Contingencies,” in Part I, Item 1, Financial Statements.

ITEM 1A.   RISK FACTORS

In the normal course of business, the Company is routinely subjected to a variety of risks.  In addition to the market risk associated with interest rate and currency movements on outstanding debt and non-U.S. dollar-denominated assets and liabilities, other examples of risk include adverse economic conditions and increased competition in the global non-residential construction markets; customer concentration in the Harsco Metals and Harsco Rail Segments and certain businesses of the “All Other” Category; collectibility of receivables; volatility of the financial markets and their effect on pension plans and the availability of funding of non-residential construction projects; and global economic and political conditions.

For a full disclosure of risk factors that affect the Company, see the Company’s 2009 Annual Report on Form 10-K (Part I, Item 1A).

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)   There were no unregistered sales of equity securities during the period covered by the report.

(b)   Not applicable.

(c)   Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1, 2010 — April 30, 2010	—	—	—	2,000,000
May 1, 2010 — May 31, 2010	—	—	—	2,000,000
June 1, 2010 — June 30, 2010	—	—	—	2,000,000
Total	—	—	—

The Company’s share repurchase program was extended by the Board of Directors in September 2009.  At that time, the Board authorized an increase of 463,353 shares to the 1,536,647 remaining from the Board’s previous stock repurchase authorization.  The repurchase program expires January 31, 2011.  As of June 30, 2010, there are 2,000,000 authorized shares remaining in the program.  When and if appropriate, repurchases are made in open market transactions, depending on market conditions.  Repurchases may not be made and may be discontinued at any time.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      (REMOVED AND RESERVED)

ITEM 5.      OTHER INFORMATION

DIVIDEND INFORMATION

On June 15, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.205 per share, payable August 16, 2010, to stockholders of record as of July 15, 2010.

ITEM 6.      EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number	Description

10	Three-Year Credit Agreement (portions of the exhibit have been omitted pursuant to a request for confidential treatment)

31(a)	Certification Pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

31(b)	Certification Pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)

101

The following materials from Harsco Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statements of Equity; (v) the Condensed Consolidated Statements of Comprehensive Income; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARSCO CORPORATION
(Registrant)

DATE	August 5, 2010	/S/ Stephen J. Schnoor
Stephen J. Schnoor
Senior Vice President, Chief Financial Officer and Treasurer

DATE	August 5, 2010	/S/ Richard M. Wagner
Richard M. Wagner
Vice President and Controller