Form 10-Q
period 2010-09-30
HARSCO CORP
filed 2010-11-04
CIK 45876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐          NO ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2010
Common stock, par value $1.25 per share	80,506,644

HARSCO CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HARSCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands, except per share amounts)	2010	2009	2010	2009
Revenues from continuing operations:
Service revenues	$627,901	$612,432	$1,865,333	$1,791,081
Product revenues	124,500	131,789	415,994	427,005
Total revenues	752,401	744,221	2,281,327	2,218,086

Costs and expenses from continuing operations:
Cost of services sold	493,181	472,943	1,481,099	1,385,054
Cost of products sold	81,569	81,652	263,597	279,061
Selling, general and administrative expenses	131,405	125,443	401,496	381,354
Research and development expenses	1,293	861	2,979	2,236
Other (income) expense	883	6,898	(2,020)	6,427
Total costs and expenses	708,331	687,797	2,147,151	2,054,132

Operating income from continuing operations	44,070	56,424	134,176	163,954

Interest income	737	888	1,849	1,944
Interest expense	(15,709)	(15,822)	(47,239)	(46,621)

Income from continuing operations before income taxes and equity income	29,098	41,490	88,786	119,277
Income tax expense	(7,391)	(6,525)	(23,295)	(20,508)
Equity in income of unconsolidated entities, net	120	128	309	280
Income from continuing operations	21,827	35,093	65,800	99,049
Discontinued operations:
Loss from discontinued business	(1,406)	(17,183)	(6,195)	(21,094)
Income tax benefit	511	5,391	2,716	6,609
Loss from discontinued operations	(895)	(11,792)	(3,479)	(14,485)
Net Income	20,932	23,301	62,321	84,564
Less: Net income attributable to noncontrolling interests	(753)	(3,119)	(4,445)	(5,182)
Net Income attributable to Harsco Corporation	$20,179	$20,182	$57,876	$79,382

Amounts attributable to Harsco Corporation common stockholders:
Income from continuing operations, net of tax	$21,074	$31,974	$61,355	$93,867
Loss from discontinued operations, net of tax	(895)	(11,792)	(3,479)	(14,485)
Net income attributable to Harsco Corporation common stockholders	$20,179	$20,182	$57,876	$79,382

Weighted average shares of common stock outstanding	80,574	80,315	80,559	80,285
Basic earnings per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.26	$0.40	$0.76	$1.17
Discontinued operations	(0.01)	(0.15)	(0.04)	(0.18)
Basic earnings per share attributable to Harsco Corporation common stockholders	$0.25	$0.25	$0.72	$0.99

Diluted weighted average shares of common stock outstanding	80,762	80,631	80,747	80,557

Diluted earnings per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.26	$0.40	$0.76	$1.17
Discontinued operations	(0.01)	(0.15)	(0.04)	(0.18)
Diluted earnings per share attributable to Harsco Corporation common stockholders	$0.25	$0.25	$0.72	$0.99
Cash dividends declared per common share	$0.205	$0.200	$0.615	$0.600

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)	September 30 2010	December 31 2009
ASSETS
Current assets:
Cash and cash equivalents	$330,337	$94,184
Trade accounts receivable, net	657,880	598,318
Other receivables	28,848	30,865
Inventories	278,922	291,174
Other current assets	163,818	154,797
Total current assets	1,459,805	1,169,338
Property, plant and equipment, net	1,428,705	1,510,801
Goodwill	698,261	699,041
Intangible assets, net	129,157	150,746
Other assets	128,819	109,314
Total assets	$3,844,747	$3,639,240
LIABILITIES
Current liabilities:
Short-term borrowings	$4,960	$57,380
Current maturities of long-term debt	319,803	25,813
Accounts payable	237,275	215,504
Accrued compensation	84,047	67,652
Income taxes payable	26,655	5,931
Dividends payable	16,503	16,473
Insurance liabilities	24,764	25,533
Advances on contracts	101,625	149,413
Other current liabilities	209,414	187,403
Total current liabilities	1,025,046	751,102
Long-term debt	850,586	901,734
Deferred income taxes	76,593	90,993
Insurance liabilities	64,417	61,660
Retirement plan liabilities	231,553	250,075
Other liabilities	58,755	73,842
Total liabilities	2,306,950	2,129,406
COMMITMENTS AND CONTINGENCIES
EQUITY
Harsco Corporation stockholders’ equity:
Common stock	139,497	139,234
Additional paid-in capital	140,737	137,746
Accumulated other comprehensive loss	(182,571)	(201,684)
Retained earnings	2,141,560	2,133,297
Treasury stock	(737,106)	(735,016)
Total Harsco Corporation stockholders’ equity	1,502,117	1,473,577
Noncontrolling interests	35,680	36,257
Total equity	1,537,797	1,509,834
Total liabilities and equity	$3,844,747	$3,639,240

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30
(In thousands)	2010	2009

Cash flows from operating activities:
Net income	$62,321	$84,564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	209,428	208,014
Amortization	27,033	20,627
Equity in income of unconsolidated entities, net	(309)	(280)
Dividends or distributions from unconsolidated entities	176	200
Other, net	(17,271)	2,688
Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
Accounts receivable	(57,299)	55,251
Inventories	8,606	23,230
Accounts payable	14,524	(55,162)
Accrued interest payable	21,252	20,935
Accrued compensation	16,429	(19,439)
Other assets and liabilities	(48,910)	(63,934)

Net cash provided by operating activities	235,980	276,694

Cash flows from investing activities:
Purchases of property, plant and equipment	(129,942)	(123,072)
Purchases of businesses, net of cash acquired	(27,643)	(12,732)
Proceeds from sales of assets	18,421	11,521
Other investing activities	(3,093)	(3,016)

Net cash used by investing activities	(142,257)	(127,299)

Cash flows from financing activities:
Short-term borrowings, net	(50,919)	(84,303)
Current maturities and long-term debt:
Additions	499,267	292,996
Reductions	(251,646)	(296,854)
Cash dividends paid on common stock	(49,460)	(47,750)
Dividends paid to noncontrolling interests	(5,020)	(2,466)
Purchase of noncontrolling interest	(1,159)	(12,953)
Contributions of equity from noncontrolling interests	442	5,332
Common stock issued-options	820	444
Other financing activities	(369)	—

Net cash provided (used) by financing activities	141,956	(145,554)

Effect of exchange rate changes on cash	474	2,530

Net increase in cash and cash equivalents	236,153	6,371

Cash and cash equivalents at beginning of period	94,184	91,336

Cash and cash equivalents at end of period	$330,337	$97,707

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Harsco Corporation Stockholders’ Equity
(In thousands, except share and per	Common Stock		Additional	Retained	Accumulated Other Comprehensive	Noncontrolling
share amounts)	Issued	Treasury	Paid-in Capital	Earnings	Income (Loss)	Interests	Total
Beginning Balances, January 1, 2009	$138,925	$(733,203)	$137,083	$2,079,170	$(208,299)	$36,296	$1,449,972
Net income				79,382		5,182	84,564
Cash dividends declared:
Common @ $0.600 per share				(48,178)			(48,178)
Noncontrolling interests						(2,466)	(2,466)
Translation adjustments, net of deferred income taxes of ($15,654)					94,278	297	94,575
Cash flow hedging instrument adjustments, net of deferred income taxes of $10,121					(27,486)		(27,486)
Purchase of subsidiary shares from noncontrolling interest			(3,905)			(9,141)	(13,046)
Contributions of equity from noncontrolling interest						5,332	5,332
Pension liability adjustments, net of deferred income taxes of $4,775					(10,569)		(10,569)
Marketable securities unrealized gains, net of deferred income taxes of ($5)					9		9
Stock options exercised, 54,000 shares	67	(423)	863				507
Net issuance of stock – vesting of restricted stock units, 101,918 shares	194	(1,390)	(616)				(1,812)
Amortization of unearned compensation on restricted stock units, net of forfeitures			2,735				2,735
Balances, September 30, 2009	$139,186	$(735,016)	$136,160	$2,110,374	$(152,067)	$35,500	$1,534,137

	Harsco Corporation Stockholders’ Equity
					Accumulated Other
(In thousands, except share and per	Common Stock		Additional	Retained	Comprehensive	Noncontrolling
share amounts)	Issued	Treasury	Paid-in Capital	Earnings	Income (Loss)	Interests	Total
Beginning Balances, January 1, 2010	$139,234	$(735,016)	$137,746	$2,133,297	$(201,684)	$36,257	$1,509,834
Net income				57,876		4,445	62,321
Cash dividends declared:
Common @ $0.615 per share				(49,613)			(49,613)
Noncontrolling interests						(5,020)	(5,020)
Translation adjustments, net of deferred income taxes of $5,214					(8,205)	(288)	(8,493)
Cash flow hedging instrument adjustments, net of deferred income taxes of $(3,590)					10,576		10,576
Contributions of equity from noncontrolling interests						442	442
Purchase of subsidiary shares from noncontrolling interest			(1,003)			(156)	(1,159)
Pension liability adjustments, net of deferred income taxes of $(6,965)					16,741		16,741
Marketable securities unrealized gains, net of deferred income taxes of ($1)					1		1
Stock options exercised, 101,698 shares	127	(836)	1,732				1,023
Net issuance of stock – vesting of restricted stock units, 69,515 shares	136	(1,254)	(188)				(1,306)
Amortization of unearned compensation on restricted stock units, net of forfeitures			2,450				2,450
Balances, September 30, 2010	$139,497	$(737,106)	$140,737	$2,141,560	$(182,571)	$35,680	$1,537,797

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30
(In thousands)	2010	2009

Net income	$20,932	$23,301

Other comprehensive income (loss):
Foreign currency translation adjustments	90,599	44,565

Net gains (losses) on cash flow hedging instruments, net of deferred income taxes of ($382) and $779 in 2010 and 2009, respectively	1,089	(1,902)

Reclassification adjustment for losses on cash flow hedging instruments included in net income, net of deferred income taxes ($325) in 2009	1	606

Pension liability adjustments, net of deferred income taxes of $4,130 and ($4,221) in 2010 and 2009, respectively	(8,745)	9,334

Unrealized gain on marketable securities, net of deferred income taxes of ($3) and ($7) in 2010 and 2009, respectively	4	13

Total other comprehensive income	82,948	52,616

Total comprehensive income	103,880	75,917

Less: Comprehensive income attributable to noncontrolling interests	(1,616)	(3,005)

Comprehensive income attributable to Harsco Corporation	$102,264	$72,912

	Nine Months Ended September 30
(In thousands)	2010	2009

Net income	$62,321	$84,564

Other comprehensive income (loss):
Foreign currency translation adjustments	(8,493)	94,575

Net gains (losses) on cash flow hedging instruments, net of deferred income taxes of ($3,580) and $9,325 in 2010 and 2009, respectively	10,560	(26,010)

Reclassification adjustment for (gains) losses on cash flow hedging instruments included in net income, net of deferred income taxes of ($10) and $796 in 2010 and 2009, respectively	16	(1,476)

Pension liability adjustments, net of deferred income taxes of ($6,965) and $4,775 in 2010 and 2009, respectively	16,741	(10,569)

Unrealized gain on marketable securities, net of deferred income taxes of ($2) and ($5) in 2010 and 2009, respectively	3	9

Reclassification adjustment for gain on marketable securities, net of deferred income taxes of $1 in 2010	(2)	—

Total other comprehensive income	18,825	56,529

Total comprehensive income	81,146	141,093

Less: Comprehensive income attributable to noncontrolling interests	(4,157)	(5,479)

Comprehensive income attributable to Harsco Corporation	$76,989	$135,614

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A.    Basis of Presentation

The unaudited condensed consolidated financial statements and notes included in this report have been prepared by management of Harsco Corporation (the “Company”).  In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair presentation are reflected in the condensed consolidated financial statements and notes.  The December 31, 2009 Condensed Consolidated Balance Sheet information contained in this Form 10-Q was derived from the 2009 audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America for a year-end report.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s 2009 Annual Report on Form 10-K.

The Company is involved in the normal course of business with variable interest entities (“VIE”) that are operating entities in the Harsco Infrastructure and Harsco Metals Segments.  Generally, VIEs are utilized in countries with foreign ownership requirements or to facilitate the Company’s entry into targeted growth markets.  The Company considers itself to be the primary beneficiary in substantially all VIEs in which it is involved and accordingly, consolidates them in its financial statements.  VIEs in which the Company is not considered to be the primary beneficiary are accounted for under the equity method and reported in the Company’s Consolidated Balance Sheet as other assets.  The Company’s maximum exposure to loss with respect to all VIEs is limited to the carrying amounts reported in the Company’s Consolidated Balance Sheet and any unfunded commitment.  Neither the carrying amounts nor the unfunded commitments related to these VIEs are considered material.

During the third quarter of 2009, the Company recorded non-cash, out-of-period adjustments that had the net effect of reducing after-tax income by $9 million or $0.11 per diluted share.  The adjustments corrected errors generated principally by the improper recognition of certain revenues and the delayed recognition of certain expenses by one subsidiary, in one country, during the prior three years.  Based upon the Company’s investigation, which was completed by December 31, 2009, these errors primarily related to the failure to receive advance customer agreement and to invoice on a timely basis for additional work performed for two customers.  The Company assessed the individual and aggregate impact of these adjustments on 2009 and all prior periods and determined that the cumulative effect of the adjustments was not material to the full year 2009 results and did not result in a material misstatement to any previously issued annual or quarterly financial statements.  Consequently, the Company recorded the $9 million net adjustment in the third quarter of 2009 and did not revise any previously issued annual financial statements or interim financial data.

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

Operating results and cash flows for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

B.    Review of Operations by Segment

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009
(In thousands)	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)

Harsco Infrastructure Segment	$253,569	$(13,643)	$279,450	$22,503

Harsco Metals Segment	313,214	19,443	275,093	(4,420)

Harsco Rail Segment	70,675	14,401	77,237	14,785

Segment Totals	637,458	20,201	631,780	32,868

All Other Category - Harsco Minerals & Harsco Industrial	114,863	24,928	112,381	24,839

General Corporate	80	(1,059)	60	(1,283)

Total	$752,401	$44,070	$744,221	$56,424

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
(In thousands)	Revenues	Operating Income (Loss)	Revenues	Operating Income (Loss)

Harsco Infrastructure Segment	$766,851	$(46,467)	$871,962	$66,267

Harsco Metals Segment	927,104	55,674	772,958	(3,014)

Harsco Rail Segment	252,404	56,429	231,378	44,005

Segment Totals	1,946,359	65,636	1,876,298	107,258

All Other Category - Harsco Minerals & Harsco Industrial	334,788	70,777	341,608	61,720

General Corporate	180	(2,237)	180	(5,024)

Total	$2,281,327	$134,176	$2,218,086	$163,954

Reconciliation of Segment Operating Income to Consolidated Income from Continuing Operations

Before Income Taxes and Equity Income

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2010	2009	2010	2009

Segment Operating Income	$20,201	$32,868	$65,636	$107,258

All Other Category - Harsco Minerals & Harsco Industrial	24,928	24,839	70,777	61,720

General Corporate	(1,059)	(1,283)	(2,237)	(5,024)

Operating income from continuing operations	44,070	56,424	134,176	163,954

Interest income	737	888	1,849	1,944

Interest expense	(15,709)	(15,822)	(47,239)	(46,621)

Income from continuing operations before income taxes and equity income	$29,098	$41,490	$88,786	$119,277

C.    Accounts Receivable and Inventories

At September 30, 2010 and December 31, 2009, Trade accounts receivable of $657.9 million and $598.3 million, respectively, were net of allowances for doubtful accounts of $21.2 million and $24.5 million, respectively.  The provision for doubtful accounts was $2.3 million and $2.6 million for the three months ended September 30, 2010 and 2009, respectively.  For the nine months ended September 30, 2010 and 2009, the provision for doubtful accounts was $7.0 million and $10.8 million, respectively.  Other receivables of $28.8 million and $30.9 million at September 30, 2010 and December 31, 2009, respectively, include insurance claim receivables, employee receivables, tax claim receivables and other miscellaneous receivables not included in Trade accounts receivable, net.

	Inventories
(In thousands)	September 30 2010	December 31 2009

Finished goods	$129,449	$146,104
Work-in-process	26,484	19,381
Raw materials and purchased parts	82,421	84,542
Stores and supplies	40,568	41,147

Total inventories	$278,922	$291,174

D.    Property, Plant and Equipment

(In thousands)	September 30 2010	December 31 2009
Land and improvements	$47,269	$46,198
Buildings and improvements	199,587	207,280
Machinery and equipment	3,138,000	3,146,358
Uncompleted construction	60,855	50,252
Gross property, plant and equipment	3,445,711	3,450,088
Less accumulated depreciation	(2,017,006)	(1,939,287)
Property, plant and equipment, net	$1,428,705	$1,510,801

E.     Goodwill and Other Intangible Assets

Goodwill by Segment

(In thousands)	Harsco Infrastructure Segment	Harsco Metals Segment	Harsco Rail Segment	All Other Category – Harsco Minerals & Harsco Industrial	Consolidated Totals
Balance as of December 31, 2009	$266,119	$315,745	$8,979	$108,198	$699,041

Goodwill acquired during year (a)	11,419	—	—	—	11,419

Changes to Goodwill (b)	(1,587)	—	320	—	(1,267)

Foreign currency translation	(6,679)	(4,533)	—	280	(10,932)

Balance as of September 30, 2010	$269,272	$311,212	$9,299	$108,478	$698,261

(a)          Relates to the acquisition of Bell Scaffolding Group, see Note F, “Acquisitions.”

(b)         Relates to opening balance sheet adjustments.

The Company determined that as of September 30, 2010, no interim impairment testing was necessary.  The Company’s annual goodwill impairment testing will be completed during the fourth quarter of 2010.  There can be no assurance that goodwill impairment testing will not result in a charge to earnings.  Should the Company experience a further degradation in the overall markets served by the Harsco Infrastructure Segment, impairment losses for assets associated with this Segment may be required.  Any necessary impairment could result in the write down of the carrying value of goodwill to its implied fair value.

Intangible Assets by Category

	September 30, 2010		December 31, 2009
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$162,485	$77,629	$165,092	$61,547

Non-compete agreements	1,378	1,304	1,440	1,346

Patents	6,989	4,811	7,043	4,597

Other	78,398	36,349	73,143	28,336

Total	$249,250	$120,093	$246,718	$95,826

Acquired Intangible Assets (a)

(In thousands)	Gross Carrying Amount	Residual Value	Weighted-average Amortization Period

Customer relationships	$211	None	7 years

Trade name	4,592	None	5 years

Total	$4,803

(a)                Relates to the acquisition of Bell Scaffolding Group, see Note F, “Acquisitions.”

Amortization expense for intangible assets was $8.3 million and $24.8 million for the third quarter and first nine months of 2010, respectively.  This compares with $6.5 million and $19.0 million for the third quarter and first nine months of 2009, respectively.  The following table shows the estimated amortization expense for the next five fiscal years based on current intangible assets.  These estimated amortization expense amounts do not reflect the potential effect of future foreign currency exchange rate fluctuations.

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

Certain of the Company’s acquisitions include contingent consideration features for which defined goals must be met by the acquired business in order for payment of the consideration.  Each quarter until settlement of the contingency, the Company assesses the likelihood that an acquired business will achieve the goals and the resulting fair value of the contingency.  The Company has consummated acquisitions whereby the purchase price included contingent consideration based on the performance of the business during 2010 and 2011.  As of September 30, 2010, the Company’s assessment of these performance goals resulted in a reduction to the previously recognized contingent consideration liability of $1.0 million and $10.6 million for the three months and nine months ended September 30, 2010, respectively.  These reductions result from, among other things, difficult end-market conditions for the business, which are expected to continue for the remainder of 2010.  In accordance with accounting standards for acquisitions, this adjustment was recognized in operating income in the Condensed Consolidated Income Statement as a component of the Other (income) expense line item.  As the fair value is evaluated on a quarterly basis, any future adjustments (increases or decreases) will also be included in operating income.

Net Income Attributable to the Company and Transfers to Noncontrolling Interest

The purpose of the following schedule is to disclose the effects of changes in the Company’s ownership interest in its subsidiaries on the Company’s equity.  In September 2010, the Company acquired an increased ownership share of a consolidated subsidiary located in the United Arab Emirates from a noncontrolling interest partner.  The acquisition was accounted for as an equity transaction since the Company retained its controlling interest in the subsidiary.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2010	2009	2010	2009

Net income attributable to the Company	$20,179	$20,182	$57,876	$79,382
Decrease in the Company’s paid-in capital for purchase of partnership interests	(1,003)	(1,681)	(1,003)	(3,905)

Change from net income attributable to the Company and transfers to noncontrolling interest	$19,176	$18,501	$56,873	$75,477

G.    Debt and Credit Agreements

In September 2010, the Company completed a $250 million bond offering that bears interest at 2.7% and matures in October 2015.  The net proceeds of this issuance were used to repay, in part, 200 million British pound sterling-denominated notes (approximately $316 million) that matured October 27, 2010.  Additional commercial paper borrowings were made to repay the remainder of the British pound sterling-denominated notes in excess of the proceeds from the 2010 bond issuance.

H.    Commitments and Contingencies

Environmental

The Company is involved in a number of environmental remediation investigations and cleanups and, along with other companies, has been identified as a “potentially responsible party” for certain waste disposal sites.  While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company.  The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements; the availability and application of technology; the allocation of cost among potentially responsible parties; the years of remedial activity required and the remediation methods selected.  The Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009 included accruals in Other current liabilities of $3.6 million and $3.1 million, respectively, for environmental matters.  The amount charged against pre-tax income related to environmental matters totaled $0.9 million for the third quarter of 2010.  There was less than $0.1 million charged against pre-tax income related to environmental matters for the third quarter of 2009.  Amounts charged against pre-tax income for the first nine months of 2010 and 2009 totaled $1.6 million and $1.2 million, respectively.

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

In November 2009, TWI filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.  As part of its filing, TWI filed a motion to reject certain executory contracts, including the parties’ Asset and Stock Purchase Agreement dated as of December 7, 2007 (the “ASPA”).  TWI, however, did not seek to reject the settlement agreement finalized in October 2009 between the Company and TWI.

In May and June 2010, the bankruptcy court entered orders confirming TWI’s plan of reorganization and approving TWI’s rejection of certain executory contracts, including the ASPA.  On June 15, 2010, reorganized TWI emerged from bankruptcy.

The Company recorded a pre-tax charge of $5.0 million in the second quarter of 2010 related to potential and contingent claims arising as a result of the rejection of the ASPA.  This charge was recorded in Loss from Discontinued Operations.  Claims are inherently uncertain and, as a result, potential claims could be resolved at an amount significantly above the amount recorded.

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

As of September 30, 2010, there are 20,085 pending asbestos personal injury claims filed against the Company.  Of these cases, 19,593 are pending in the New York Supreme Court for New York County in New York State.  The other claims, totaling 492, are filed in various counties in a number of state courts, and in certain Federal District Courts (including New York), and those complaints generally assert lesser amounts of damages than the New York State court cases or do not state any amount claimed.

As of September 30, 2010, the Company has obtained dismissal by stipulation, or summary judgment prior to trial, in 24,573 cases.

In view of the persistence of asbestos litigation nationwide, the Company expects to continue to receive additional claims.  However, there have been developments during the past several years, both by certain state legislatures and by certain state courts, which could favorably affect the Company’s ability to defend these asbestos claims in those jurisdictions.  These developments include procedural changes, docketing changes, proof of damage requirements and other changes that require plaintiffs to follow specific procedures in bringing their claims and to show proof of damages before they can proceed with their claim.  An example is the action taken by the New York Supreme Court (a trial court), which is responsible for managing all asbestos cases pending within New York County in the State of New York.  This Court issued an order in December 2002 that created a Deferred or Inactive Docket for all pending and future asbestos claims filed by plaintiffs who cannot demonstrate that they have a malignant condition or discernable physical impairment, and an Active or In Extremis Docket for plaintiffs who are able to show such medical condition.  As a result of this order, the majority of the asbestos cases filed against the Company in New York County have been moved to the Inactive Docket until such time as the plaintiffs can show that they have incurred a physical impairment.  As of September 30, 2010, the Company has been listed as a defendant in 750 Active or In Extremis asbestos cases in New York County.  The Court’s Order has been challenged by plaintiffs.

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

I.                 Reconciliation of Basic and Diluted Shares

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In thousands, except per share amounts)	2010	2009	2010	2009

Income from continuing operations attributable to Harsco Corporation common stockholders	$21,074	$31,974	$61,355	$93,867

Weighted average shares outstanding - basic	80,574	80,315	80,559	80,285

Dilutive effect of stock-based compensation	188	316	188	272

Weighted average shares outstanding - diluted	80,762	80,631	80,747	80,557

Earnings from continuing operations per common share, attributable to Harsco Corporation common stockholders:
Basic	$0.26	$0.40	$0.76	$1.17

Diluted	$0.26	$0.40	$0.76	$1.17

At September 30, 2010, approximately 500 and 12,000 restricted stock units outstanding were not included in the three months and nine months computation of diluted earnings per share, respectively, because the effect was antidilutive.  At September 30, 2009, all restricted stock units outstanding were included in the three months calculation of diluted earnings per share, but approximately 29,000 restricted stock units were not included in the nine months calculation because the effect was antidilutive.

J.              Employee Benefit Plans

	Three Months Ended September 30
Defined Benefit Net Periodic Pension Cost	U. S. Plans		International Plans
(In thousands)	2010	2009	2010	2009

Defined benefit plans:
Service cost	$518	$447	$1,009	$1,062
Interest cost	3,500	3,523	11,925	11,296
Expected return on plan assets	(4,146)	(3,647)	(11,567)	(10,939)
Recognized prior service costs	84	88	90	92
Recognized losses	650	857	3,023	2,477
Amortization of transition liability	—	—	14	9
Curtailment/settlement (gain) loss	179	—	17	(79)
Defined benefit plans net periodic pension cost	$785	$1,268	$4,511	$3,918

	Nine Months Ended September 30
Defined Benefit Net Periodic Pension Cost	U. S. Plans		International Plans
(In thousands)	2010	2009	2010	2009

Defined benefit plans:
Service cost	$1,558	$1,311	$2,999	$2,998
Interest cost	10,522	10,331	35,129	32,245
Expected return on plan assets	(12,463)	(10,693)	(34,059)	(31,212)
Recognized prior service costs	254	257	269	264
Recognized losses	1,954	2,512	8,897	6,756
Amortization of transition liability	—	—	41	23
Curtailment/settlement (gain) loss	179	—	50	(79)
Defined benefit plans net periodic pension cost	$2,004	$3,718	$13,326	$10,995

In the quarter ended September 30, 2010, the Company contributed $0.5 million and $3.5 million for the U.S. and international defined benefit pension plans, respectively.  In the nine months ended September 30, 2010, the Company contributed $1.3 million and $13.3 million for the U.S. and international defined benefit pension plans, respectively.  The Company currently anticipates contributing an additional $0.9 million and $14.6 million for the U.S. and international defined benefit pension plans, respectively, during the remainder of 2010.

In the quarter ended September 30, 2010, the Company’s contributions to multi-employer and defined contribution pension plans were $5.4 million and $4.7 million, respectively.  In the nine months ended September 30, 2010, the Company contributed $16.4 million and $10.3 million to multiemployer and defined contribution plans, respectively.

K.    Recently Adopted and Recently Issued Accounting Standards

The following accounting standards were adopted in 2010:

On January 1, 2010, the Company adopted changes issued by the Financial Accounting Standards Board (“FASB”) on accounting for variable interest entities (“VIE”).  These changes require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE; to eliminate the solely quantitative approach previously required for determining the primary beneficiary of a VIE; to add an additional reconsideration event for determining whether an entity is a VIE when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE.  Other than additional disclosure requirements concerning VIEs, the adoption of these changes had no impact on the Company’s consolidated financial statements.

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

Effective January 1, 2010, the Company adopted changes issued by the FASB on February 24, 2010 to the accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued, generally referred to as “subsequent events.”  These changes clarified that an entity that is required to file or furnish its financial statements with the Securities and Exchange Commission is not required to disclose the date through which subsequent events have been evaluated.  Other than the elimination of disclosing this date, the adoption of these changes had no impact on the Company’s consolidated financial statements.

The following accounting standards have been issued and become effective for the Company at various future dates:

In October 2009, the FASB issued changes related to the accounting for revenue recognition when multiple-deliverable revenue arrangements are present.  The changes eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method.  This method requires a vendor to use its best estimate of selling price if neither vendor-specific objective evidence nor third-party evidence of selling price exists when evaluating multiple deliverable arrangements.  These changes must be adopted no later than January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented.  Management is currently evaluating the requirements of these changes and has not yet determined the impact on the Company’s consolidated financial statements.

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

L.    Derivative Instruments, Hedging Activities and Fair Value

The Company uses derivative instruments, including swaps and forward contracts, to manage certain foreign currency, commodity price and interest rate exposures.  Derivative instruments are viewed as risk management tools by the Company and are not used for trading or speculative purposes.

All derivative instruments are recorded on the Condensed Consolidated Balance Sheet at fair value.  Changes in the fair value of derivatives used to hedge foreign-currency-denominated balance sheet items are reported directly in earnings along with offsetting transaction gains and losses on the items being hedged.  Derivatives used to hedge forecasted cash flows associated with foreign currency commitments or forecasted commodity purchases may be accounted for as cash flow hedges as deemed appropriate and if the criteria for hedge accounting are met.  Gains and losses on derivatives designated as cash flow hedges are deferred as a separate component of equity and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions.  Generally, at September 30, 2010, such deferred gains and losses will be reclassified to earnings within three months for commodity contract derivatives and over 10 to 15 years for foreign currency forward exchange contracts.  The ineffective portion of all hedges, if any, is recognized currently in earnings.

The fair values of outstanding derivative contracts recorded as assets and liabilities in the accompanying Condensed Consolidated Balance Sheets were as follows:

	Fair Values of Derivative Contracts
(In thousands)	Other current assets	Other assets	Other current liabilities

At September 30, 2010:
Derivatives designated as hedging instruments:
Commodity contracts	$36	$—	$—
Cross-currency interest rate swap	—	32,406	—
Foreign currency forward exchange contracts	—	—	5
Total derivatives designated as hedging instruments	$36	$32,406	$5

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	$2,820	$—	$4,040

At December 31, 2009:
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	$—	$—	$14
Cross-currency interest rate swap	—	7,357	—
Total derivatives designated as hedging instruments	$—	$7,357	$14

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts	$2,187	$—	$590

The effect of derivative instruments on the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2010 and 2009 was as follows:

Derivatives Designated as Hedging Instruments

(In thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative - Effective Portion	Location of Gain (Loss) Reclassified from Accumulated OCI into Income - Effective Portion	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income - Effective Portion	Location of Gain (Loss) Recognized in Income on Derivative -Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing
For the three months ended September 30, 2010:
Foreign currency forward exchange contracts	$5		$—		$—
Commodity contracts	40	Cost of services and products sold	(1)	Cost of services and products sold	26
Cross-currency interest rate swap	1,426		—	Cost of services and products sold	(23,052	) (a)

	$1,471		$(1)		$(23,026)

For the three months ended September 30, 2009:
Foreign currency forward exchange contracts	$(57)	Cost of services and products sold	$(8)		$—
Commodity contracts	(1,130)	Service revenues	(923)	Service revenues	259
Cross-currency interest rate swap	(1,494)		—	Cost of services and products sold	(7,920	) (a)

	$(2,681)		$(931)		$(7,661)

(a)          These losses offset foreign currency fluctuation effects on the debt principal.

Derivatives Designated as Hedging Instruments

(In thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative - Effective Portion	Location of Gain (Loss) Reclassified from Accumulated OCI into Income - Effective Portion	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income - Effective Portion	Location of Gain (Loss) Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing
For the nine months ended September 30, 2010:
Foreign currency forward exchange contracts	$144		$—		$—
Commodity contracts	7	Cost of services and products sold	(26)	Cost of services and products sold	6
Cross-currency interest rate swap	13,989		—	Cost of services and products sold	11,059	(a)

	$14,140		$(26)		$11,065

For the nine months ended September 30, 2009:
Foreign currency forward exchange contracts	$(54)		$—		$—
Commodity contracts	(3,334)	Service revenues	2,272	Service revenues	(243)
Cross-currency interest rate swap	(31,947)		—	Cost of services and products sold	(9,707	) (a)

	$(35,335)		$2,272		$(9,950)

(a)          These gains (losses) offset foreign currency fluctuation effects on the debt principal.

Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in	Amount of Gain (Loss) Recognized in Income on Derivative for the Three Months Ended September 30 (a)
(In thousands)	Income on Derivative	2010	2009

Foreign currency forward exchange contracts	Cost of services and products sold	$(5,495)	$(1,946)

(a) These losses offset amounts recognized in cost of service and products sold principally as a result of intercompany or third party foreign currency exposures.

Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in	Amount of Gain (Loss) Recognized in Income on Derivative for the Nine Months Ended September 30 (a)
(In thousands)	Income on Derivative	2010	2009

Foreign currency forward exchange contracts	Cost of services and products sold	$2,591	$(8,704)

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

At September 30, 2010, the Company’s open commodity derivative contract positions qualified as cash flow hedges under the requirements for hedge accounting and consisted of unsecured swap contracts maturing in December 2010.  The notional value of these contracts is equal to the hedged volume multiplied by the strike price of the derivative and totaled $0.3 million.  All contracts are with major financial institutions.  In the event of non-performance by the other parties to the contracts, the Company may be exposed to credit loss.  The Company evaluates the credit-worthiness of the counterparties and does not expect default by them.  There were no commodity derivative contracts outstanding at December 31, 2009.

Although earnings volatility may occur between fiscal quarters due to hedge ineffectiveness, or if the derivatives do not qualify as cash flow hedges under hedge accounting standards, the economic substance of the derivatives provides more predictable cash flows by reducing the Company’s exposure to the commodity price fluctuations.

Foreign Currency Forward Exchange Contracts

The Company conducts business in multiple currencies and, accordingly, is subject to the inherent risks associated with foreign exchange rate movements.  The financial position and results of operations of substantially all of the Company’s foreign subsidiaries are measured using the local currency as the functional currency.  Foreign currency denominated assets and liabilities are translated into U.S. dollars at the exchange rates existing at the respective balance sheet dates, and income and expense items are translated at the average exchange rates during the respective periods.  The aggregate effects of translating the balance sheets of these subsidiaries are deferred and recorded in Accumulated other comprehensive loss, which is a separate component of equity.

The Company uses derivative instruments to hedge cash flows related to foreign currency fluctuations.  At September 30, 2010 and December 31, 2009, the Company had $301.9 million and $122.1 million, respectively, of contracted notional amounts of unsecured foreign currency forward exchange contracts outstanding.  These contracts are part of a worldwide program to minimize foreign currency exchange operating income and balance sheet exposure by offsetting foreign currency exposures of certain future payments between the Company and its various subsidiaries, vendors or customers.  The contracts outstanding at September 30, 2010 mature at various times within five months and are with major financial institutions.  The Company may be exposed to credit loss in the event of non-performance by the contract counterparties.  The Company evaluates the credit worthiness of the counterparties and does not expect default by them.  Foreign currency forward exchange contracts are used to hedge commitments, such as foreign currency debt, firm purchase commitments and foreign currency cash flows for certain export sale transactions.

The following tables summarize, by major currency, the contractual notional amounts of the Company’s foreign currency forward exchange contracts in U.S. dollars at September 30, 2010 and December 31, 2009.  The “Buy” amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the “Sell” amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies.  Recognized gains and losses offset amounts recognized in cost of services and products sold principally as a result of intercompany or third party foreign currency exposures.

Foreign Currency Forward Exchange Contracts

At September 30, 2010
(In thousands)	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
British pounds sterling	Sell	$38,770	October 2010	$(303)
British pounds sterling	Buy	30,430	October 2010	445
Euros	Sell	104,278	October 2010 through November 2010	(3,373)
Euros	Buy	112,201	October 2010 through November 2010	1,877
Other currencies	Sell	8,486	October 2010 through February 2011	(130)
Other currencies	Buy	7,749	October 2010	259
Total		$301,914		$(1,225)

Foreign Currency Forward Exchange Contracts

At December 31, 2009
(In thousands)	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
British pounds sterling	Sell	$715	January 2010 through March 2010	$(18)
British pounds sterling	Buy	3,354	January 2010	67
Euros	Sell	72,068	January 2010 through February 2010	1,820
Euros	Buy	38,967	January 2010	(346)
Other currencies	Sell	4,155	January 2010 through February 2010	72
Other currencies	Buy	2,867	January 2010 through March 2010	(12)
Total		$122,126		$1,583

In addition to foreign currency forward exchange contracts, the Company designates certain loans as hedges of net investments in foreign subsidiaries.  The Company recorded gains of $36.6 million and $15.0 million during the three months ended September 30, 2010 and 2009, respectively, and a loss of $15.5 million and a gain of $15.0 million during the nine months ended September 30, 2010 and 2009, respectively, in Accumulated other comprehensive loss, which is a separate component of stockholders’ equity, related to hedges of net investments.

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

The following table indicates the different financial instruments of the Company at September 30, 2010 and December 31, 2009.

Level 2 Fair Value Measurements

(In thousands)	September 30 2010	December 31 2009
Assets
Foreign currency forward exchange contracts	$2,820	$2,187
Commodity derivatives	36	—
Cross-currency interest rate swap	32,406	7,357

Liabilities
Foreign currency forward exchange contracts	4,045	604

Level 3 Fair Value Measurements

(In thousands)	September 30 2010	December 31 2009
Liabilities
Contingent consideration for acquisitions	$3,620	$9,735

The following table reconciles the beginning and ending balances for liabilities measured on a recurring basis using unobservable inputs (Level 3) for the three months and nine months ended September 30, 2010.  There were no Level 3 liabilities for the corresponding periods in 2009.

Level 3 Liabilities - Contingent Consideration

(In thousands)	Three Months Ended September 30 2010	Nine Months Ended September 30 2010
Balance at beginning of period	$4,722	$9,735
Acquisitions during the period	—	4,618
Fair value adjustments included in earnings	(1,102)	(10,733)
Balance September 30, 2010	$3,620	$3,620

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities.  At September 30, 2010, and December 31, 2009, total fair value of long-term debt, including current maturities, was $1,237.7 million and $965.5 million, respectively, compared to carrying value of $1,170.4 million and $927.5 million, respectively.  Fair values for debt are based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

M.   Restructuring Programs

2010 Restructuring Program

As a result of the continued financial and economic downturn, the Company implemented additional actions in 2010 to further reduce its cost structure and close certain facilities.  The Harsco Infrastructure and Harsco Metals Segments recorded net pre-tax restructuring charges totaling $2.4 million and $14.4 million in the quarter and nine months ended

September 30, 2010, respectively, in the Other (income) expense line of the Condensed Consolidated Income Statements.  These restructuring actions are expected to be completed over the next 12 months, but principally during the remainder of 2010.

Through September 30, 2010, the Company completed workforce reductions related to these actions of 261 employees of a total expected workforce reduction of 416 employees.  Remaining workforce reductions and costs to exit activities are targeted for completion during the remainder of 2010.

The Company anticipates that a comprehensive restructuring plan will be developed, approved and announced in the fourth quarter of 2010 with resulting cost reductions that should benefit the operating results for 2011 and beyond in the Harsco Infrastructure Segment.  The plan is being developed to further streamline and reduce the cost base in this business to better align it to expected near-term end-market conditions and could materially impact the fourth quarter 2010 results.  In October 2010, a plan to rationalize certain North America products was approved.  This will result in the disposal of rental assets and reduce pre-tax income by approximately $9 million (net of scrap or sale proceeds) in the fourth quarter of 2010.

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

Through September 30, 2010, the Company has completed substantially all workforce reductions under the 2008 restructuring program totaling 1,429 employees related to this restructuring program.  Remaining exit activities relate to the Harsco Metals Segment and are targeted for completion during 2010.  These restructuring activities were not completed in 2009 due to continued negotiations with labor unions and customers that resulted in changes to estimates of the amount of restructuring costs and the timing of their settlement.

The restructuring accrual at September 30, 2010 and the activity for the nine months then ended by segment is as follows:

(In thousands)	Accrual December 31 2009	2010 Restructuring Program Charges	Adjustments to Previously Recorded Restructuring Charges (a)	Cash Expenditures	Remaining Accrual September 30 2010

Harsco Infrastructure Segment
Employee termination benefit costs	$122	$6,306	$—	$(5,269)	$1,159
Cost to exit activities	—	5,139	—	(4,374)	765
Total Harsco Infrastructure Segment	122	11,445	—	(9,643)	1,924

Harsco Metals Segment
Employee termination benefit costs	3,317	2,180	(7)	(4,667)	823
Cost to exit activities	186	786	(55)	(268)	649
Total Harsco Metals Segment	3,503	2,966	(62)	(4,935)	1,472

Total	$3,625	$14,411	$(62)	$(14,578)	$3,396

(a)       Adjustments to previously recorded cost to exit activities resulted from changes in facts and circumstances in the implementation of these activities.

The majority of the remaining cash expenditures of $3.4 million related to these actions are expected to be paid throughout the remainder of 2010.  There were no significant restructuring actions in 2009.

N.    Income Taxes

Income tax expense from continuing operations increased due to lower earnings from continuing operations in jurisdictions with lower tax rates, resulting in an increase in the effective income tax rate from continuing operations.  The effective income tax rate relating to continuing operations for the three and nine months ended September 30, 2010 was 25.4% and 26.2%, respectively, compared with 15.7% and 17.2%, respectively, for the three and nine months ended September 30, 2009.  The effective income tax rate for the first nine months of 2009 reflected net discrete tax benefits recognized in the first quarter related to a change in the permanent reinvestment of prior-year undistributed earnings.

An income tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on technical merits.  The unrecognized income tax benefit at September 30, 2010 was $47.6 million including interest and penalties.  Within the next twelve months, it is reasonably possible that up to $8.3 million of such amount will be recognized upon settlement of tax examinations and the expiration of various statutes of limitation.

O.    Other (Income) Expense

This income statement classification includes restructuring costs for employee termination benefits and costs to exit activities; impaired asset write-downs; net gains or losses on the disposal of non-core assets; and business combination accounting adjustments related to recent acquisitions by the Company.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2010	2009	2010	2009

Restructuring costs	$2,089	$7,199	$14,494	$12,387

Gains from sale of non-core assets	(758)	(969)	(6,612)	(6,754)

Contingent consideration adjustments	(989)	—	(10,620)	—

Other	541	668	718	794

Other (income) expense	$883	$6,898	$(2,020)	$6,427

For the three months and nine months ended September 30, 2010, restructuring costs were incurred principally in the Harsco Infrastructure Segment.

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

Executive Overview

Revenues for the Company during the third quarter of 2010 were $752.4 million compared with $744.2 million in 2009.  The Company generated higher revenues in the third quarter of 2010 in the Harsco Metals Segment due to an increase in customer steel production.  This was partially offset by weaker global non-residential construction demand within the Harsco Infrastructure Segment.  Foreign currency translation decreased revenues by $15.9 million for the third quarter 2010 in comparison with last year.  Incremental revenues for the Harsco Infrastructure Segment included $20.9 million from acquisitions in the Asia-Pacific, Latin America and Middle East and Africa regions for the three months ended September 30, 2010 compared with last year.

Revenues by Segment	Three Months Ended September 30			Percentage Change from 2009 to 2010
				Price/
(Dollars in millions)	2010	2009	Change	Volume	Currency	Total
Harsco Infrastructure	$253.6	$279.5	$(25.9)	(5.0)%	(4.3)%	(9.3)%
Harsco Metals	313.2	275.1	38.1	15.3	(1.5)	13.8
Harsco Rail	70.7	77.2	(6.5)	(8.5)	0.1	(8.4)
All Other Category	114.9	112.4	2.5	2.0	0.2	2.2
Corporate	—	—	—	—	—	—
Total Revenues	$752.4	$744.2	$8.2	3.2%	(2.1)%	1.1%

Revenues for the first nine months of 2010 were $2.3 billion, $63.2 million higher than in the same period for 2009.  The Company generated higher revenues for the first nine months of 2010 in the Harsco Metals Segment due to an increase in global steel production and in the Harsco Rail Segment due to shipments under existing contracts.  This was offset by weaker demand during the first nine months within the Harsco Infrastructure Segment due to distressed market conditions in global non-residential construction.  Foreign currency translation increased revenues by $10.1 million for the first nine months of 2010 in comparison with last year.  Incremental revenues for the Harsco Infrastructure Segment included $61.0 million from acquisitions in the Asia-Pacific, Latin America and Middle East and Africa regions for the nine months ended September 30, 2010 compared with last year.

Revenues by Segment	Nine Months Ended September 30			Percentage Change from 2009 to 2010
(Dollars in millions)	2010	2009	Change	Price/ Volume	Currency	Total
Harsco Infrastructure	$766.9	$872.0	$(105.1)	(10.9)%	(1.2)%	(12.1)%
Harsco Metals	927.1	773.0	154.1	17.7	2.2	19.9
Harsco Rail	252.4	231.4	21.0	8.6	0.5	9.1
All Other Category	334.8	341.6	(6.8)	(2.6)	0.6	(2.0)
Corporate	0.1	0.1	—	—	—	—
Total Revenues	$2,281.3	$2,218.1	$63.2	2.4%	0.5%	2.9%

The following factors contributed positively to the Company’s results in the first nine months of 2010:

•                  Increased global steel production by the customers served by the Company;

•                  Continued strong performance of Harsco Rail resulting from increased shipments and leaner operations;

•                  Increased metals pricing benefitting Harsco Minerals;

•                  A slightly weaker U.S. dollar during 2010 compared with 2009;

•                  Prudent capital spending, contributing to higher discretionary cash flows;

•                  Further implementation of internal countermeasures to improve efficiency and avoid unnecessary costs; and

•                  The Company’s global continuous improvement initiative.

These positive factors were partially offset by the following major challenges, emanating from the global recession which began in 2008 and continued to negatively impact the Harsco Infrastructure Segment during the first nine months of 2010:

•                  A lack of meaningful commercial and multi-family construction activity in the United States and across Europe due to the depressed demand;

•                  Reduced demand in the Gulf Region of the Middle East due to the Dubai sovereign debt crisis;

•                  Pricing pressures as global customers continued to seek lower cost solutions and increased competition for remaining projects; and

•                  Postponements, deferrals and cancellation of jobs and projects.

The Company continues to execute on its geographic expansion strategy, as revenues from targeted growth markets were approximately 25% of total revenues in the first nine months of 2010, compared with 21% for the first nine months of 2009 and 23% for calendar year 2009.

Revenues by Region	Three Months Ended September 30			Percentage Change from 2009 to 2010
(Dollars in millions)	2010	2009	Change	Price/ Volume	Currency	Total
Western Europe	$297.3	$310.0	$(12.7)	2.4%	(6.5)%	(4.1)%
North America	258.9	256.6	2.3	0.7	0.2	0.9
Latin America (a)	76.0	53.0	23.0	37.8	5.6	43.4
Middle East and Africa	45.7	59.7	(14.0)	(24.8)	1.4	(23.4)
Asia-Pacific	41.6	31.2	10.4	26.1	7.3	33.4
Eastern Europe	32.9	33.7	(0.8)	4.7	(7.1)	(2.4)
Total Revenues	$752.4	$744.2	$8.2	3.2%	(2.1)%	1.1%

(a)          Includes Mexico.

Revenues by Region	Nine Months Ended September 30			Percentage Change from 2009 to 2010
(Dollars in millions)	2010	2009	Change	Price/ Volume	Currency	Total
Western Europe	$892.7	$923.4	$(30.7)	(0.7)%	(2.6)%	(3.3)%
North America	826.1	823.0	3.1	(0.1)	0.5	0.4
Latin America (a)	212.5	134.9	77.6	46.4	11.1	57.5
Middle East and Africa	151.6	172.0	(20.4)	(14.7)	2.8	(11.9)
Asia-Pacific	114.7	78.6	36.1	32.6	13.3	45.9
Eastern Europe	83.7	86.2	(2.5)	(2.6)	(0.3)	(2.9)
Total Revenues	$2,281.3	$2,218.1	$63.2	2.4%	0.5%	2.9%

(a)         Includes Mexico.

Operating income from continuing operations for the third quarter and first nine months of 2010 was $44.1 million and $134.2 million, respectively, compared with $56.4 million and $164.0 million, respectively, for the same periods in 2009.  The decrease in operating income was driven by the depressed non-residential construction market and pricing pressures for the first nine months of 2010 in the Harsco Infrastructure Segment.  This was partially offset by increased steel production at customer sites in the Harsco Metals Segment and increased shipments in the Harsco Rail Segment coupled with benefits from restructuring actions and countermeasures implemented over the past two years throughout the Company.  Diluted earnings per share from continuing operations for the third quarter of 2010 were $0.26 compared with $0.40 for the third quarter of 2009.  For the first nine months of 2010, diluted earnings per share from continuing operations were $0.76 compared with $1.17 in the first nine months of 2009.

Third quarter 2009 results also included a net non-cash charge of $0.11 per share in the Metals Segment for adjustments to correct errors generated principally by the improper recognition of certain revenues and the delayed recognition of certain expenses by one subsidiary, in one country, during the prior three years.

The Company continues to have significant available liquidity and remains well-positioned from a financial flexibility perspective.  Net cash generated from operating activities was $110.3 million for the three months ended September 30, 2010, compared with $120.4 million in 2009.  For the first nine months of 2010, the Company generated net cash from operating activities of $236.0 million compared with $276.7 million for the first nine months of 2009.  Capital expenditures in 2010 were modestly higher than in 2009 as the Company continued to effectively utilize the mobility of its asset base to reduce new capital investments.  In September 2010, the Company completed a $250 million bond offering that bears interest at 2.7% and matures in October 2015.  The net proceeds of this issuance were used to repay, in part, 200 million British pound sterling-denominated 7.25% notes (approximately $316 million) that matured October 27, 2010.  This additional debt at September 30, 2010 caused the Company’s debt to capital ratio to increase to 43.3% at September 30, 2010 compared with 39.5% at December 31, 2009 (the lowest year-end ratio since 1998) and 38.5% at September 30, 2009.  Additional commercial paper borrowings were made subsequent to September 30, 2010, to repay the remainder of the British pound sterling-denominated notes in excess of the proceeds from the 2010 bond issuance.  Further information in regard to the Company’s cash flows is discussed in the “Liquidity and Capital Resources” section.

Segment Financial Highlights

Revenues	Three Months Ended September 30				Change
(Dollars in millions)	2010		2009		Amount	Percent
Harsco Infrastructure	$253.6	33.7%	$279.5	37.5%	$(25.9)	(9.3)%
Harsco Metals	313.2	41.6	275.1	37.0	38.1	13.8
Harsco Rail	70.7	9.4	77.2	10.4	(6.5)	(8.4)
All Other Category	114.9	15.3	112.4	15.1	2.5	2.2
Total Revenues	$752.4	100.0%	$744.2	100.0%	$8.2	1.1%

Operating Income (Loss)	Three Months Ended September 30				Change
(Dollars in millions)	2010		2009		Amount	Percent
Harsco Infrastructure	$(13.6)	(30.8)%	$22.5	40.0%	$(36.1)	(160.4)%
Harsco Metals	19.4	44.0	(4.4)	(7.8)	23.8	540.9
Harsco Rail	14.4	32.7	14.8	26.2	(0.4)	(2.7)
All Other Category	24.9	56.4	24.8	43.9	0.1	0.4
Corporate	(1.0)	(2.3)	(1.3)	(2.3)	0.3	23.1
Total Operating Income	$44.1	100.0%	$56.4	100.0%	$(12.3)	(21.8)%

	Three Months Ended September 30
Operating Margins	2010	2009
Harsco Infrastructure	(5.4)%	8.1%
Harsco Metals	6.2	(1.6)
Harsco Rail	20.4	19.1
All Other Category	21.7	22.1
Consolidated Operating Margin	5.9%	7.6%

Revenues	Nine Months Ended September 30				Change
(Dollars in millions)	2010		2009		Amount	Percent
Harsco Infrastructure	$766.9	33.6%	$872.0	39.3%	$(105.1)	(12.1)%
Harsco Metals	927.1	40.6	773.0	34.9	154.1	19.9
Harsco Rail	252.4	11.1	231.4	10.4	21.0	9.1
All Other Category	334.8	14.7	341.6	15.4	(6.8)	(2.0)
Corporate	0.1	—	0.1	—	—	—
Total Revenues	$2,281.3	100.0%	$2,218.1	100.0%	$63.2	2.9%

Operating Income (Loss)	Nine Months Ended September 30				Change
(Dollars in millions)	2010		2009		Amount	Percent
Harsco Infrastructure	$(46.5)	(34.6)%	$66.3	40.4%	$(112.8)	(170.1)%
Harsco Metals	55.7	41.5	(3.0)	(1.8)	58.7	1,956.7
Harsco Rail	56.4	42.0	44.0	26.8	12.4	28.2
All Other Category	70.8	52.7	61.7	37.6	9.1	14.7
Corporate	(2.2)	(1.6)	(5.0)	(3.0)	2.8	56.0
Total Operating Income	$134.2	100.0%	$164.0	100.0%	$(29.8)	(18.2)%

	Nine Months Ended September 30
Operating Margins	2010	2009
Harsco Infrastructure	(6.1)%	7.6%
Harsco Metals	6.0	(0.4)
Harsco Rail	22.4	19.0
All Other Category	21.1	18.1
Consolidated Operating Margin	5.9%	7.4%

Harsco Infrastructure Segment:

The Harsco Infrastructure Segment generated lower revenue and operating income in the third quarter and first nine months of 2010 compared with 2009, due principally to lower end-market demand driven by greatly reduced commercial and multi-family construction activity in the United States, the United Arab Emirates and across Europe, coupled with significant pricing pressures.  In addition, the lack of available credit to certain customers has resulted in delayed non-residential construction projects.

Significant Effects on Revenues (In millions)	Three Months Ended September 30	Nine Months Ended September 30
Revenues — 2009	$279.5	$872.0
Net decreased price and volume	(34.9)	(155.7)
Acquisitions	20.9	61.0
Impact of foreign currency translation	(11.9)	(10.4)
Revenues — 2010	$253.6	$766.9

Significant Effects on Operating Income:

•                  In the third quarter and first nine months of 2010, the Segment’s operating results decreased due to reduced, deferred or cancelled non-residential, commercial and infrastructure construction spending, exacerbated by ongoing pricing pressures in all major markets globally and lower equipment utilization rates.

•                  In response to further deterioration of global infrastructure markets during the first nine months of 2010, this Segment continues to implement additional countermeasures targeting expense reduction, asset optimization and facility rationalization.

•                  Restructuring costs primarily relating to severance and exit-related costs during the third quarter and first nine months of 2010 were $1.7 million and $11.5 million, respectively.  These were offset by a combination of property gains of $0.6 million during the third quarter of 2010 and $3.3 million for the first nine months of 2010 and contingent consideration adjustments of $1.0 million during the third quarter of 2010 and $10.6 million during the first nine months of 2010.  See Note F, “Acquisitions,” in Part I, Item 1, Financial Statements for additional information on the contingent consideration adjustments.

•                  Foreign currency translation in the third quarter and first nine months of 2010 decreased operating income for this Segment by $0.4 million and $1.1 million, respectively, compared with the third quarter and first nine months of 2009.

The Company anticipates that a comprehensive restructuring plan for the Harsco Infrastructure Segment will be developed, approved and announced in the fourth quarter of 2010.  The plan is being developed to further streamline and reduce the cost base in this business to better align it to expected near-term end-market conditions and could materially impact the fourth quarter 2010 results.  In October 2010, a plan to rationalize certain North America products was approved.  This will result in the disposal of rental assets and reduce pre-tax income by approximately $9 million (net of scrap or sale proceeds) in the fourth quarter of 2010.

Harsco Metals Segment:

The Harsco Metals Segment generated higher revenues, operating income and margins in the third quarter and first nine months of 2010 compared with 2009 due principally to the increased global steel production of its customers and the overall weaker U.S. dollar.

Significant Impacts on Revenues (In millions)	Three Months Ended September 30	Nine Months Ended September 30
Revenues — 2009	$275.1	$773.0
Net increased price and volume	32.0	126.7
Impact of foreign currency translation	(4.2)	17.1
Impact of 2009 out-of-period adjustment and other changes	10.3	10.3
Revenues — 2010	$313.2	$927.1

Significant Effects on Operating Income:

•                  Customers’ production in 2010 increased approximately 9% and 28% compared with the third quarter and first nine months of 2009, respectively.

•                  During the third quarter and first nine months of 2010, this Segment’s operating income benefited from cost reduction initiatives; from sustained benefits from previously implemented restructuring actions; and from additional countermeasures implemented throughout 2009 and 2010 which have targeted expense reduction, revenue enhancement and asset optimization.

•                  Steel production moderated in the third quarter of 2010 compared to the first half of 2010, and is expected to further moderate in the fourth quarter of 2010 as the restocking of steel inventories by service centers and end-customers returns to more historically normal levels.

•                  Foreign currency translation in the third quarter and first nine months of 2010 increased operating income for this Segment by $1.3 million and $2.8 million, respectively, compared with the third quarter and first nine months of 2009.

•                  The third quarter and first nine months of 2009 included an operating income decrease resulting from a reversal of revenue improperly recognized and delayed recognition of certain expenses over the prior three years.  The improperly recorded revenue related to the failure to receive advance customer agreement and to invoice on a timely basis, for additional work performed for two customers; was isolated to a business unit in one country; and was considered a one-time event.

Harsco Rail Segment:

The Harsco Rail Segment generated higher revenues, operating income and margins in the first nine months of 2010 compared with 2009 due principally to shipments of orders to China and other parts of the world, coupled with cost reduction benefits as a result of continuous improvement initiatives.

Significant Impacts on Revenues (In millions)	Three Months Ended September 30	Nine Months Ended September 30
Revenues — 2009	$77.2	$231.4
Net increased (decreased) volume	(6.6)	19.8
Impact of foreign currency translation	0.1	1.2
Revenues — 2010	$70.7	$252.4

Significant Effects on Operating Income:

•                  This Segment’s operating income for the third quarter of 2010 was relatively consistent with 2009, while the first nine months of 2010 increased substantially over 2009 due to shipments of equipment under existing contracts to China and other parts of the world, partially offset by lower grinding services and spare parts sales.  Shipments in the fourth quarter of 2010 are expected to be less than previous quarters due to the scheduled timing of deliveries.  This should result in significantly reduced revenue and operating income for this Segment in the fourth quarter of 2010.  However, shipments to China are expected to resume in 2011 to approximate the revenue from China recorded in 2010 and global bidding activity is strong.

•                  During the third quarter and first nine months of 2010, this Segment’s operating income and margins also benefited from ongoing implementation of continuous improvement initiatives.

•                  Foreign currency translation in 2010 decreased operating income for this Segment by $0.1 million for the third quarter and had relatively no impact on operating income for the first nine months of 2010 compared with the respective periods of 2009.

All Other Category — Harsco Minerals & Harsco Industrial:

The All Other Category (“Harsco Minerals & Harsco Industrial”) generated higher revenues and relatively consistent operating income leading to a slight decrease in operating margin in the third quarter compared with 2009.  During the first nine months of 2010, the All Other Category generated lower revenues and increased operating income leading to a higher operating margin compared with 2009.  The decrease in revenues for the first nine months of 2010 was primarily due to reduced market demand for certain industrial products.  However, higher metals selling prices for Harsco Minerals partially offset the impact of these market conditions within the operating income results.

Significant Impacts on Revenues (In millions)	Three Months Ended September 30	Nine Months Ended September 30
Revenues — 2009	$112.4	$341.6
Air-cooled heat exchangers	7.3	(22.7)
Industrial grating products	(6.8)	(17.7)
Roofing granules and abrasives	(3.1)	(0.3)
Minerals and recycling technologies	5.9	33.6
Impact of foreign currency translation	0.1	2.2
Other changes not individually discussed	(0.9)	(1.9)
Revenues — 2010	$114.9	$334.8

Significant Effects on Operating Income:

•                  The air-cooled heat exchangers business experienced an increase in operating income in the third quarter, but an overall decrease during the first nine months of 2010 compared with 2009 due to reduced customer demand earlier in the year.  There has been modest improvement in demand through the year within the natural gas industry.

•                  Operating income in the industrial grating products business decreased in 2010 due to lower demand stemming from the economic downturn as compared with the third quarter and first nine months of 2009, partially offset by lower raw material costs.

•                  Operating income for the minerals and recycling technologies business increased in the third quarter and first nine months of 2010 compared with 2009 due to significantly higher metal prices and higher customer demand.

•                  Countermeasures targeting expense reduction, revenue enhancement and asset optimization continue to be implemented in these businesses, positively contributing to operating income and operating margins in 2010.

•                  Certain commodity prices, which affect the Harsco Minerals business, have increased in comparison with last year and are expected to have a positive effect on fourth quarter 2010 results.

•                  Foreign currency translation did not have a significant effect on operating income for this category in the third quarter or first nine months of 2010 compared with the respective periods for 2009.

Outlook, Trends and Strategies

Challenges experienced throughout 2010 in the Harsco Infrastructure Segment are expected to continue through the end of the year.  Recovery is still not evident in many of the non-residential and commercial construction markets served by the Harsco Infrastructure Segment, as the global economic recession and market uncertainty have resulted in infrastructure project delays, scope reductions or cancellations.  Austerity measures being implemented by governments and companies in Europe, particularly in the United Kingdom, coupled with increased competitive pricing pressures and lower equipment utilization rates are expected to continue to negatively impact the Harsco Infrastructure Segment’s operating results.

In the Harsco Metals Segment, global steel production in 2010 has recovered from record lows experienced in 2009, but third quarter 2010 activity moderated from the first half of the year.  Steel production is expected to further moderate in the fourth quarter of 2010 as the restocking of steel inventories by service centers and end-customers returns to more historically normal levels.  Certain commodity prices, which affect the Harsco Minerals business, have increased in comparison with last year and are expected to have a positive effect on fourth quarter 2010 results.  The timing of rail equipment deliveries in the Harsco Rail Segment, which were accelerated into the first six months of 2010 at the request of a major customer, is expected to result in lower operating income for the Harsco Rail Segment in the fourth quarter of 2010.  However, shipments are expected to resume at previous annual levels in 2011.

Despite a level of uncertainty remaining in global economic conditions, especially in the Harsco Infrastructure Segment, the Company believes it continues to be well-positioned to capitalize on opportunities in the near to long-term based on its strong balance sheet, available liquidity and ability to generate strong operating cash flows, as well as its demonstrated ability to execute appropriate countermeasures.  Countermeasures such as ongoing cost-reduction initiatives; the Company’s globally integrated enterprise initiative (“One Harsco”); and the Company’s continuous improvement program have significantly reduced, and should continue to reduce, the Company’s cost structure and further enhance its financial strength without sacrificing quality of output.  The Company’s expansion of its global footprint in targeted growth markets;

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

Additionally, the following significant items, risks, trends and strategies are expected to affect the Company for the fourth quarter of 2010 and beyond:

•                  The near-term outlook for the Harsco Infrastructure Segment is impacted by a continued lack of meaningful activity in non-residential, commercial and multifamily construction markets, particularly in Europe, the Gulf Region of the Middle East and the United States.  This lack of activity is expected to continue to present challenging business conditions for this Segment.  The Company expects the Harsco Infrastructure Segment to incur an operating loss in the fourth quarter of 2010 that will approximate or exceed the third quarter 2010 operating loss.

•                  The Company anticipates that a comprehensive restructuring plan will be developed, approved and announced in the fourth quarter of 2010 with resulting cost reductions that should benefit the operating results for 2011 and beyond in the Harsco Infrastructure Segment.  The plan is being developed to further streamline and reduce the cost base in this business to better align it to expected near-term end-market conditions and could materially impact the fourth quarter 2010 results.  In October 2010, a plan to rationalize certain North America products was approved.  This will result in the disposal of rental assets and reduce pre-tax income by approximately $9 million (net of scrap or sale proceeds) in the fourth quarter of 2010.  The Company’s annual goodwill impairment testing will be completed during the fourth quarter of 2010.  Should the Company experience a further degradation in the overall markets served by the Harsco Infrastructure Segment, impairment losses for assets associated with this Segment may be required.  Any necessary impairment could result in the write down of the carrying value of goodwill to its implied fair value.

•                  The Company has initiated strategies to reposition the Harsco Infrastructure business and is focusing increasingly on projects in the global industrial maintenance and infrastructure construction sectors; developing this business in economies outside the U.S. and Europe that have greater prospects for both near-term and long-term growth; and reducing the branch structure which will result in cost savings realized mostly in 2011 and beyond.

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

•                  The Company announced in January 2010 that it has embarked upon a business transformation initiative designed to create significant operating and cost efficiencies by improving the Company’s internal supply chain planning, logistics, scheduling and integration throughout its worldwide operations.  This project is expected to contribute to the Company’s Economic Value Added (“EVA®”) growth.  Although there will be implementation expenses and capital expenditures, in each year of implementation the benefits are expected to exceed the costs.

•                  The Company’s actuarial assumptions used to determine net periodic pension cost for defined benefit pension plans are established at December 31 each year. Currently, a low global interest rate environment indicates that discount rates at December 31, 2010, could be lower than the global weighted average of 6.1% used for establishing net periodic pension cost for 2010. A lower discount rate would generally result in an increased pension liability and higher net periodic pension cost. This could be partially offset by returns on pension plan assets higher than those previously assumed. Should the interest rate environment and discount rates remain at a lower level at December 31, 2010, to the extent that the resulting effects are not offset by higher returns on pension plan assets, the Company expects that net periodic pension cost for 2011 will be higher than in 2010.

•                  The Company will continue to place a strong focus on corporate-wide expansion into targeted growth markets to grow and better balance its geographic footprint.  More specifically, the Company’s global growth strategies include steady, targeted expansion, particularly in the Gulf Region of the Middle East and Africa, Asia-Pacific and Latin America to further complement the Company’s already-strong presence throughout Europe and North America.  Growth is also expected to be achieved through the provision of additional services to existing customers; new contracts in both developed and targeted growth markets; and targeted, strategic acquisitions in strategic countries and market sectors.  Additionally, new higher-margin service and sales opportunities in the Harsco Minerals and Harsco Rail businesses are being pursued globally.  This strategy is expected to develop a significant increase to the Company’s presence in these markets to achieve approximately 30% of total Company revenues from targeted growth markets over the near-

term and closer to 40% in the longer-term.  Over time, the improved geographic footprint will also benefit the Company through further diversification of its customer base.

•                  The Company expects continued strong cash flows from operating activities, although 2010 will be less than 2009.  The Company also expects to maintain discipline to limit capital expenditures through its ability to redeploy equipment to new projects, without jeopardizing growth opportunities.  The Company believes that, in the current economic environment, the mobile nature of its capital investment pool will facilitate strategic growth initiatives in the near-term, lessening the need for growth capital expenditures, particularly for the Harsco Infrastructure business.  New or renewed contracts in the Harsco Metals Segment, or the Minerals business, may require higher incremental capital investments.  Geographic expansion in all businesses may also require higher capital investments.

•                  Management will continue to be very selective and disciplined in allocating capital, choosing projects with the highest EVA potential.

•                  Fluctuations in the U.S. dollar can have significant impacts in the Harsco Infrastructure and Harsco Metals Segments, as approximately 80% to 85% of the revenues generated in these businesses are outside the United States.  If the U.S. dollar weakens sales and operating income would generally improve.  If the U.S. dollar were to strengthen, sales and operating income would generally be reduced.

•                  Volatility in energy and commodity costs (e.g., diesel fuel, natural gas, steel, etc.) and worldwide demand for these commodities could impact the Company’s operations, both in cost increases or decreases to the extent that such increases or decreases are not passed on to customers.  However, volatility in energy and commodity costs may provide additional service opportunities for the Harsco Metals Segment and several businesses in the All Other Category as customers may outsource more services to reduce overall costs.  Volatility may also affect opportunities in the Harsco Infrastructure Segment for additional industrial plant maintenance and capital improvement projects.

•                  The Company has maintained a capital structure with a balance sheet debt to capital ratio approximating 40% for the last several years.  That ratio increased to 43.3% at September 30, 2010 as a result of the Company’s completion of a $250 million bond offering in September 2010.  The net proceeds of this issuance were used to repay, in part, 200 million British pound sterling-denominated notes (approximately $316 million) that matured October 27, 2010.  Additional commercial paper borrowings were made to repay the remainder of the British pound sterling-denominated notes in excess of the proceeds from the 2010 bond issuance.  The debt to capital ratio declined following the repayment of the pound sterling notes.

•                  Currently, a majority of the Company’s revenue is generated from customers located outside the United States, and a substantial portion of the Company’s assets and employees are located outside the United States.  U.S. income tax and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries, because such earnings are intended to be indefinitely reinvested in the operations of those subsidiaries.  Several U.S. legislative proposals have been announced that would have the effect of substantially reducing the Company’s ability to defer U.S. taxes on profit permanently reinvested outside the United States.  Proposals to date, if enacted, could have a negative impact on the Company’s financial position and operating results.  Additionally, they could have a negative impact on the Company’s ability to compete in the global marketplace.  The probability of any of these proposals being enacted cannot be predicted with any certainty.  The Company is working with legislators, trade groups and manufacturing groups with the goal of achieving a balanced and fair approach to tax reform, regardless of when reform occurs.  The Company continues to monitor legislation to be in position to structure operations in a manner that will reduce the impact of enacted changes.

•                  The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act became law during the first quarter of 2010.  These new laws will have an impact on the Company’s future costs for providing health care benefits to its employees when the laws begin to impact the Company in 2013 and beyond.  The Company determined that the impact of the new laws on postretirement medical plans will be immaterial to its financial position, results of operations and cash flows.  The Company is assessing the extent to which the new laws will affect its future health care and related employee benefit plan costs for active employees.

•                  The Harsco Minerals business generates value by collecting and processing boiler slag, a coal combustion by-product (“CCP”) into commercially useful products that put this material to beneficial use such as roofing materials or blasting abrasives.  In May 2010, the Environmental Protection Agency (“EPA”) released a proposed rule that set out two different options with regard to the regulation of CCPs produced by coal-fired utility boilers.  One option would regulate CCPs as hazardous waste when the CCPs are destined for disposal in landfills and surface impoundments.  The second option would regulate the disposal of CCPs as solid waste by issuing minimum national criteria for proper management of these nonhazardous, solid wastes.  Neither proposal changes the EPA’s prior determination that beneficially used CCPs, including the Company’s products, are exempt from the hazardous waste regulations.  The adoption, terms and timing of any new regulation controlling disposal of CCPs remain uncertain, however, and there can be no assurance that any CCP regulation will continue to provide for an exemption for beneficial use of CCPs.  The Company will continue to closely monitor the EPA’s proposal and file public comments as appropriate.

Results of Operations

	Three Months Ended September 30
			Change
(Dollars are in millions, except per share amounts)	2010	2009	Amount	%
Revenues from continuing operations	$752.4	$744.2	$8.2	1.1
Cost of services and products sold	574.8	554.6	20.2	3.6
Selling, general and administrative expenses	131.4	125.4	6.0	4.8
Other expense	0.9	6.9	(6.0)	(87.2)
Operating income from continuing operations	44.1	56.4	(12.3)	(21.9)
Interest expense	15.7	15.8	(0.1)	(0.7)
Income tax expense from continuing operations	7.4	6.5	0.9	13.3
Income from continuing operations	21.8	35.1	(13.3)	(37.8)
Loss from discontinued operations	0.9	11.8	10.9	92.4
Net income attributable to Harsco Corporation	20.2	20.2	—	—
Diluted earnings per common share from continuing operations attributable to Harsco Corporation common stockholders	0.26	0.40	(0.14)	(35.0)
Diluted earnings per common share attributable to Harsco Corporation common stockholders	0.25	0.25	—	—
Effective income tax rate for continuing operations	25.4%	15.7%

	Nine Months Ended September 30
			Change
(Dollars are in millions, except per share amounts)	2010	2009	Amount	%
Revenues from continuing operations	$2,281.3	$2,218.1	$63.2	2.9
Cost of services and products sold	1,744.7	1,664.1	80.6	4.8
Selling, general and administrative expenses	401.5	381.4	20.1	5.3
Other (income) expense	(2.0)	6.4	(8.4)	(131.4)
Operating income from continuing operations	134.2	164.0	(29.8)	(18.2)
Interest expense	47.2	46.6	0.6	1.3
Income tax expense from continuing operations	23.3	20.5	2.8	13.6
Income from continuing operations	65.8	99.0	(33.2)	(33.6)
Loss from discontinued operations	3.5	14.5	11.0	76.0
Net income attributable to Harsco Corporation	57.9	79.4	(21.5)	(27.1)
Diluted earnings per common share from continuing operations attributable to Harsco Corporation common stockholders	0.76	1.17	(0.41)	(35.0)
Diluted earnings per common share attributable to Harsco Corporation common stockholders	0.72	0.99	(0.27)	(27.3)
Effective income tax rate for continuing operations	26.2%	17.2%

Comparative Analysis of Consolidated Results

Revenues

The change in revenues for the third quarter and first nine months of 2010 from the third quarter and first nine months of 2009 was attributable to the following significant items:

Change in Revenues — 2010 vs. 2009	Three Months Ended September 30	Nine Months Ended September 30
(In millions)
Net increased volumes in the Harsco Metals Segment due principally to increased steel production by the Company’s customers.	$42.3	$137.0
Effect of business acquisitions in the Harsco Infrastructure Segment.	20.9	61.0
Net increased revenues in the reclamation and recycling services business due to higher commodity pricing and increased volume.	5.9	33.6
Net changes in revenues in the Harsco Rail Segment due principally to the timing of and an overall higher level of rail equipment shipments to China in 2010.	(6.6)	19.8
Effect of foreign currency translation.	(15.9)	10.1
Lower volume in the roofing granules and abrasives business.	(3.1)	(0.3)
Decreased revenues of industrial grating products from reduced demand coupled with lower pricing levels.	(6.8)	(17.7)
Net reduced demand for air-cooled heat exchangers due to a weaker natural gas market in the first half of 2010, with improvement in the third quarter of 2010.	7.3	(22.7)
Net decreased revenues in the Harsco Infrastructure Segment due to lower rentals and sales and reduced pricing, principally due to lower activity levels and project deferrals, postponements and cancellations of non-residential construction activity globally as a result of economic decline.	(34.9)	(155.7)
Other (minor changes across the various units not already mentioned).	(0.9)	(1.9)
Total Change in Revenues — 2010 vs. 2009	$8.2	$63.2

Cost of Services and Products Sold

The change in cost of services and products sold for the third quarter and first nine months of 2010 from the third quarter and first nine months of 2009 was attributable to the following significant items:

Change in Cost of Services and Products Sold — 2010 vs. 2009	Three Months Ended September 30	Nine Months Ended September 30
(In millions)
Effect of business acquisitions	$11.8	$44.8
Increased costs due to changes in revenues coupled with lower high-margin rentals in the Harsco Infrastructure Segment (exclusive of the effect of foreign currency translation and business acquisitions, and including the impact of increased commodity and energy costs included in selling prices).	16.1	24.3
Effect of foreign currency translation.	(13.2)	6.2
Other, net (due primarily to product mix).	5.5	5.3
Total Change in Cost of Services and Products Sold — 2010 vs. 2009	$20.2	$80.6

Selling, General and Administrative Expenses

The change in selling, general and administrative expenses for the third quarter and first nine months of 2010 from the third quarter and first nine months of 2009 was attributable to the following significant items:

Change in Selling, General and Administrative Expenses — 2010 vs. 2009	Three Months Ended September 30	Nine Months Ended September 30
(In millions)
Effect of business acquisitions.	$10.3	$18.7
Higher professional fees due to globally integrated enterprise initiatives.	0.5	3.6
Effect of foreign currency translation.	(3.8)	0.2
Lower bad debt expense.	(0.2)	(4.1)
Other, net.	(0.8)	1.7
Total Change in Selling, General and Administrative Expenses — 2010 vs. 2009	$6.0	$20.1

Other (Income) Expense

This income statement classification includes restructuring costs for employee termination benefits and costs to exit activities; impaired asset write-downs; net gains or losses on the disposal of non-core assets; and business combination accounting adjustments related to recent acquisitions by the Company.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2010	2009	2010	2009

Restructuring costs	$2,089	$7,199	$14,494	$12,387

Gains from sale of non-core assets	(758)	(969)	(6,612)	(6,754)

Contingent consideration adjustments	(989)	—	(10,620)	—

Other	541	668	718	794

Other (income) expense	$883	$6,898	$(2,020)	$6,427

For the three months and nine months ended September 30, 2010, restructuring costs were incurred principally in the Harsco Infrastructure Segment.

Interest Expense

This decrease of $0.1 million and increase of $0.6 million in the third quarter and first nine months of 2010, respectively, compared with 2009 reflects positive effects from foreign currency translation in the third quarter of 2010, as well as slightly higher overall debt levels in 2010 due to recent acquisitions.

Income Tax Expense from Continuing Operations

This increase was due to lower earnings from continuing operations in jurisdictions with lower tax rates and a consequential increase in the effective income tax rate from continuing operations.  The effective income tax rate relating to continuing operations for the third quarter of 2010 was 25.4% compared with 15.7% for the third quarter of 2009.  For the first nine months of 2010 the effective income tax rate relating to continuing operations was 26.2% compared with 17.2% for the first nine months of 2009.  The effective income tax rate for the first nine months of 2009 reflected net discrete tax benefits recognized in the first quarter of 2009 related to a change in the permanent reinvestment of prior-year undistributed earnings.

Income from Continuing Operations

This decrease resulted from lower rentals and sales in the Harsco Infrastructure Segment due to decreased global construction activity; partially offset by increased volume in the Harsco Metals Segment resulting from increased steel production, and net changes in revenues in the Harsco Rail Segment due principally to the timing of and an overall higher level of rail equipment shipments to China in 2010.

Loss from Discontinued Operations

The loss from discontinued operations was $0.9 million and $3.5 million in the third quarter and first nine months of 2010, respectively, compared with losses of $11.8 million and $14.5 million in the third quarter and first nine months of 2009, respectively.  Discontinued operations consisted of the Company’s Gas Technologies Segment, the sale of which was completed in December 2007.  The loss incurred in 2010 includes a pre-tax charge of $5.0 million related to potential and contingent claims, as more fully described in Note H, “Commitments and Contingencies,” in the accompanying Notes to the Condensed Consolidated Financial Statements.  The loss in 2009 was due to the resolution of open claims and counterclaims that had been submitted to arbitration related to the disposition of the Gas Technologies Segment, coupled with the tax effect from the final purchase price allocation.

Liquidity and Capital Resources

Overview

Global financial markets, which have been under stress since 2008 due to poor financial institution lending and investment practices and sharp declines in real estate values, have improved for certain highly rated credit issuers.  However, tightened credit conditions for the funding of non-residential construction projects, particularly commercial construction, along with the sovereign debt crisis in Europe and the Middle East and recent economic austerity measures implemented in the United Kingdom have restrained growth in the Harsco Infrastructure Segment.  These unfavorable conditions in the credit markets continue to affect some of the Company’s current and potential customers.  In response to these changes in global economic conditions, the Company continues to implement capital efficiency initiatives to enhance liquidity including the following: prudently reducing capital spending to only critical projects where the highest returns can be achieved while redeploying existing capital investments; optimizing worldwide cash positions; reducing or eliminating discretionary spending; and frequent evaluation of customer and business-partner credit risk.

Despite the global financial market environment, the Company continues to have sufficient available liquidity and has been able to obtain any necessary financing.  On September 20, 2010, the Company successfully issued $250 million 5-year notes bearing interest at 2.7%.  The proceeds of this offering were used to repay, in part, 200 million British pound sterling-denominated notes (approximately $316 million) that matured October 27, 2010.  Additional commercial paper borrowings were made to repay the remainder of the British pound sterling-denominated notes in excess of the proceeds of the 2010 bond issuance.  The Company currently expects operational and business needs to be covered by cash from operations for the remainder of 2010 and beyond.  During the first nine months of 2010, the Company generated $236.0 million in operating cash, a decrease from the $276.7 million generated in the first nine months of 2009.  The results in 2010 compared with 2009 reflect lower levels of income generated by the Harsco Infrastructure Segment as a result of the ongoing global economic situation.

In the first nine months of 2010, the Company invested $129.9 million in capital expenditures (46% of which were for revenue-growth projects), compared to the $123.1 million invested in the first nine months of 2009, and paid $49.5 million in stockholder dividends compared with $47.8 million paid in the first nine months of 2009.

The Company’s net cash borrowings increased $196.7 million in the first nine months of 2010 due to the September bond issuance of $250 million.  Balance sheet debt, which is affected by foreign currency translation, increased $190.4 million from December 31, 2009.  The debt to total capital ratio increased from 39.5% at December 31, 2009 (the lowest year-end ratio since 1998) to 43.3% at September 30, 2010.  The September 30, 2010 ratio was higher than the 38.5% ratio at September 30, 2009 due to the September 2010 bond issuance.

Despite the ongoing global economic conditions, the Company expects to generate strong operating cash flows for 2010, although at a level less than in 2009.  The Company plans to sustain its balanced portfolio through its strategy of redeploying discretionary cash: for disciplined organic growth and international or market-segment diversification; for strategic acquisitions, but not until 2011 or later; for growth in long-term, high-return and high-renewal-rate services contracts for the Harsco Metals Segment, principally in targeted growth markets or for customer diversification; and for organic growth and international diversification in the All Other Category (Harsco Minerals & Harsco Industrial) through strategic alliances or joint ventures.  The Company also foresees continuing its long and consistent history of paying dividends to stockholders.

The Company continues its focus on improving working capital management.  Globally integrated enterprise initiatives are being used to continue to further improve the effective and efficient use of working capital, particularly accounts receivable and inventories in the Harsco Infrastructure, Harsco Metals and Harsco Rail Segments.

Sources and Uses of Cash

The Company’s principal sources of liquidity are cash from operations and borrowings under its various credit agreements, augmented periodically by cash proceeds from non-core asset sales.  The primary drivers of the Company’s cash flow from operations are the Company’s sales and income.  The Company’s long-term Harsco Metals contracts, in addition to the backlog of certain equipment orders and the long-term nature of certain service contracts within the Harsco Rail Segment, provide predictable cash flows for several years into the future.  (See the “Certainty of Cash Flows” section for additional information on estimated future revenues of Harsco Metals and Harsco Rail contracts and order backlogs for the Company’s manufacturing businesses.)  Cash returns on capital investments made in prior years, for which no cash is currently required, are a significant source of cash from operations.  Depreciation expense related to these investments is a non-cash charge.  The Company also continues to maintain working capital at a manageable level based upon the requirements and seasonality of the businesses.

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

Resources available for cash requirements — The Company meets its ongoing cash requirements for operations and growth initiatives by utilizing cash from operations, by accessing the public debt markets and by borrowing from banks.  Public markets in the United States and Europe are accessed through the Company’s commercial paper programs and through discrete-term note issuance to investors.  Various bank credit facilities are available throughout the world.  On September 20, 2010, the Company successfully issued $250 million 5-year notes bearing interest at 2.7%.  The proceeds of this offering were used to repay, in part, 200 million British pound sterling-denominated notes (approximately $316 million) that matured October 27, 2010.  Additional commercial paper borrowings were made to repay the remainder of the British pound sterling-denominated notes in excess of the proceeds of the 2010 bond issuance.  The Company expects to utilize public debt markets, bank facilities and cash from operations to meet its cash requirements in the future.

The following table details the amounts outstanding under credit facilities and commercial paper programs and available credit at September 30, 2010:

Summary of Credit Facilities and Commercial Paper Programs	September 30, 2010
(In millions)	Facility Limit	Outstanding Balance	Available Credit

U.S. commercial paper program	$550.0	$—	$550.0

Euro commercial paper program	272.6	—	272.6

Multi-year revolving credit facility (a)	570.0	—	570.0

Bilateral credit facility (b)	30.0	—	30.0

Totals at September 30, 2010	$1,422.6	$—	$1,422.6	(c)

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

Credit Ratings and Outlook — The following table summarizes the Company’s debt credit ratings at September 30, 2010:

	Long-term Notes	U.S.-Based Commercial Paper	Outlook

Standard & Poor’s (S&P)	A-	A-2	Negative
Moody’s	Baa1	P-2	Negative
Fitch	A-	F2	Stable

The Company’s euro-based commercial paper program has not been rated since the euro market does not require it.  In September 2010, Standard & Poor’s, Moody’s and Fitch reaffirmed the Company’s credit ratings.  A downgrade to the Company’s credit ratings may increase borrowing costs to the Company, while an improvement in the Company’s credit ratings may decrease borrowing costs to the Company.  Additionally, a downgrade in the Company’s credit ratings may result in reduced access to credit markets.

Working Capital Position — Changes in the Company’s working capital are reflected in the following table:

(Dollars are in millions)	September 30 2010		December 31 2009	Increase (Decrease)
Current Assets
Cash and cash equivalents	$330.3		$94.2	$236.1
Trade accounts receivable, net	657.9		598.3	59.6
Other receivables, net	28.8		30.9	(2.1)
Inventories	278.9		291.2	(12.3)
Other current assets	163.8		154.7	9.1
Total current assets	1,459.8	(a)	1,169.3	290.5 (a)
Current Liabilities
Notes payable and current maturities	324.8		83.2	241.6
Accounts payable	237.3		215.5	21.8
Accrued compensation	84.0		67.7	16.3
Income taxes payable	26.7		5.9	20.8
Other current liabilities	352.3		378.8	(26.5)
Total current liabilities	1,025.0	(a)	751.1	273.9 (a)
Working Capital	$434.8		$418.2	$16.6
Current Ratio (b)	1.4:1		1.6:1

(a)          Does not total due to rounding.

(b)         Calculated as Current assets/Current liabilities.

Working capital increased 4% in the first nine months of 2010 due principally to the following factors:

•                  Cash increased $236.1 million primarily due to the cash proceeds from the September 2010 $250 million bond offering.

•                  Net trade accounts receivable increased $59.6 million primarily due to higher sales levels, partially offset by foreign currency translation effects.

•                  Other current liabilities decreased $26.5 million due principally to a decrease in customer advance payments in the Harsco Rail Segment as equipment was shipped to customers and the advances were applied to customer accounts, partially offset by an increase in other current liabilities.

These factors were partially offset by the following:

•                  Notes payable and current maturities increased $241.6 million due to the reclassification of the Company’s 200 million British pound sterling-denominated notes to a current liability, partially offset by the repayment of commercial paper borrowings.

•                  Accounts payable and accrued compensation increased $38.2 million primarily due to increased business activity in the Harsco Metals Segment.

•                  Income taxes payable increased $20.8 million due to the overall timing of income tax accruals and payments.

•                  Inventories decreased $12.3 million primarily due to the Company’s focus on reducing inventory levels based upon current market demand as well as foreign currency translation effects.

Certainty of Cash Flows — The certainty of the Company’s future cash flows is underpinned by the long-term nature of the Company’s metals services contracts, the order backlog for the Company’s railway track maintenance services and equipment, and the strong discretionary cash flows (operating cash flows in excess of the amounts necessary for capital expenditures to maintain current revenue levels) generated by the Company.  Historically, the Company has utilized these discretionary cash flows for growth-related capital expenditures, strategic acquisitions and for debt repayment.  As the Company has demonstrated since the end of 2008, it has the ability to substantially reduce its capital expenditures due to the mobility of its existing capital investment base.  The existing base can be redeployed for use in growth projects, thus limiting the need for new investment.  The Company has continued to grow in countries with increased demand through prudent redeployment of its existing equipment.

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

Cash Flow Summary

The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

Summarized Cash Flow Information

	Nine Months Ended September 30
(In millions)	2010	2009
Net cash provided by (used in):
Operating activities	$236.0	$276.7
Investing activities	(142.3)	(127.3)
Financing activities	142.0	(145.6)
Effect of exchange rate changes on cash	0.5	2.5
Net change in cash and cash equivalents	$236.2	$6.4 (a)

(a) Does not total due to rounding.

Cash From Operating Activities — Net cash provided by operating activities in the first nine months of 2010 was $236.0 million, a decrease of $40.7 million from the first nine months of 2009.  The decrease resulted primarily from the following:

•                  The timing of net trade receivable collections due to the timing of sales in the Harsco Metals, Harsco Rail, and Harsco Minerals Segments;

•                  Reduction in customer advance payments on contracts due to shipments of equipment by the Harsco Rail Segment in 2010; and

•                  Lower net income in 2010 as compared with 2009 primarily attributable to the Harsco Infrastructure Segment.

These decreases were partially offset by the following:

•                  The timing of payments and increased business activity year over year that resulted in higher accounts payable levels in 2010; and

•                  Lower incentive compensation payments in 2010 compared with 2009 due to lower earned incentive compensation.

Cash Used in Investing Activities — In the first nine months of 2010, cash used in investing activities was $142.3 million consisting primarily of capital investments of $129.9 million and $27.6 million used for strategic acquisitions.  Capital investments increased $6.9 million compared with the first nine months of 2009, as the Company continues to efficiently use capital and enhance liquidity through prudent reduction of capital investments.  Growth capital constituted 46% of investments made in the first nine months of 2010, with investments made predominantly in the Harsco Metals Segment and, to a lesser extent, the Harsco Infrastructure Segment.  Throughout the remainder of 2010, the Company plans to continue to manage its balanced portfolio and consider opportunities to invest in value creation projects.  Additionally, the Company intends to increase growth investments in the Harsco Metals and Rail Segments, most likely in 2011 and beyond, as these businesses continue to expand globally.

Cash Used in Financing Activities — The following table summarizes the Company’s debt and capital positions at September 30, 2010 and December 31, 2009.

(Dollars are in millions)	September 30 2010	December 31 2009
Notes Payable and Current Maturities	$324.8	$83.2
Long-term Debt	850.6	901.7
Total Debt	1,175.4	984.9
Total Equity	1,537.8	1,509.8
Total Capital	$2,713.2	$2,494.7
Total Debt to Total Capital (a)	43.3%	39.5%

(a)          Calculated as Total debt/Total capital.

The Company’s debt as a percent of total capital at September 30, 2010 increased from December 31, 2009.  The increase results from the issuance of $250 million principal amount of 2.7% notes due in 2015.

Debt Covenants

The Company’s credit facilities and the 7.25% British pound sterling-denominated notes contain a covenant stipulating a maximum debt to capital ratio of 60%.  Certain notes payable agreements also contain a covenant requiring a minimum net worth of $475 million.  In addition, one credit facility limits the proportion of subsidiary consolidated indebtedness to 10% of consolidated tangible assets.  At September 30, 2010, the Company was in compliance with these covenants with a debt to capital ratio of 43.3% and total net worth of $1.5 billion.  Based on balances at September 30, 2010, the Company could increase borrowings by approximately $1.1 billion and still be within its debt covenants.  Alternatively, keeping all other factors constant, the Company’s equity could decrease by approximately $754 million and the Company would still be within its debt covenants.  Additionally, the Company’s 5.75% and 2.70% notes include covenants that permit the note holders to redeem their notes at 101% of par in the event of a change of control of the Company or disposition of a significant portion of the Company’s assets in combination with the Company’s credit rating downgraded to non-investment grade.  The Company expects to continue to be compliant with these debt covenants one year from now.

Cash and Value-Based Management

The Company has various cash management systems throughout the world that centralize cash at various bank accounts where it is economically justifiable and legally permissible to do so.  These centralized cash balances are then redeployed to other operations to reduce short-term borrowings and to finance working capital needs or capital expenditures.  Due to the transitory nature of cash balances, they are normally invested in bank deposits that can be withdrawn at will or in very liquid short-term bank time deposits and government obligations.  The Company’s policy is to use banks located in the various countries in which the Company operates rated “A” or better or if no such banks exist, to use the largest banks within those countries.  The Company continuously monitors the creditworthiness of its banks and when appropriate will adjust its banking operations to reduce or eliminate exposure to less creditworthy banks.

The Company plans to continue with its strategy of targeted, prudent investing for strategic purposes for the foreseeable future, continuing to make more efficient use of existing investments.  The long-term goal of this strategy is to create stockholder value by improving the Company’s EVA.  Under this program, the Company evaluates strategic investments based upon the investment’s economic profit.  EVA equals after-tax operating profits less a charge for the use of the capital employed to create those profits.  Therefore, value is created when a project or initiative produces a return above the cost of capital.  In the first nine months of 2010, EVA was lower compared with the first nine months of 2009 due to lower operating profits, principally in the Harsco Infrastructure Segment.

The Company currently expects to continue paying dividends to stockholders.  In August 2010, the Company paid its 241st consecutive quarterly cash dividend.  In September 2010, the Company declared its 242nd consecutive quarterly cash dividend.

The Company’s financial position and debt capacity should enable it to meet current and future requirements.  As additional resources are needed, the Company should be able to obtain funds readily and at competitive costs.  The Company is well-positioned financially and intends to: continue investing in high-return, organic growth projects and prudent, strategic alliances and joint ventures; to reduce debt; and pay cash dividends as a means of enhancing stockholder value.

Recently Adopted and Recently Issued Accounting Standards

Information on recently adopted and recently issued accounting standards is included in Note K, “Recently Adopted and Recently Issued Accounting Standards,” in Part I, Item 1, Financial Statements.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Part II, Item 1A, “Risk Factors,” for quantitative and qualitative disclosures about market risk.

ITEM 4.          CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures as of September 30, 2010.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.  There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the third quarter of 2010.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)   There were no unregistered sales of equity securities during the period covered by the report.

(b)   Not applicable.

(c)   Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2010 – July 31, 2010	—	—	—	2,000,000
August 1, 2010 – August 31, 2010	—	—	—	2,000,000
September 1, 2010 – September 30, 2010	—	—	—	2,000,000

Total	—	—	—

The Company’s share repurchase program was extended by the Board of Directors in September 2009.  At that time, the Board authorized an increase of 463,353 shares to the 1,536,647 remaining from the Board’s previous stock repurchase authorization.  The repurchase program expires January 31, 2011.  As of September 30, 2010, there are 2,000,000 authorized shares remaining in the program.  When and if appropriate, repurchases are made in open market transactions, depending on market conditions.  Repurchases may not be made and may be discontinued at any time.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          (REMOVED AND RESERVED)

ITEM 5.          OTHER INFORMATION

DIVIDEND INFORMATION

On September 21, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.205 per share, payable November 15, 2010, to stockholders of record as of October 15, 2010.

ITEM 6.          EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number	Description

4(a)	Indenture, dated as of September 20, 2010, by and between Harsco Corporation and Wells Fargo Bank, National Association, as trustee

4(b)	First Supplemental Indenture, dated as of September 20, 2010, by and between Harsco Corporation and Wells Fargo Bank, National Association, as trustee

4(c)	Form of 2.700% Senior Notes due 2015

31(a)	Certification Pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

31(b)	Certification Pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)

101

The following materials from Harsco Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statements of Equity; (v) the Condensed Consolidated Statements of Comprehensive Income; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARSCO CORPORATION
(Registrant)

DATE	November 4, 2010	/S/ Stephen J. Schnoor
Stephen J. Schnoor
Senior Vice President, Chief Financial Officer and Treasurer

DATE	November 4, 2010	/S/ Richard M. Wagner
Richard M. Wagner
Vice President and Controller