Form 10-K
period 2010-12-31
HARSCO CORP
filed 2011-02-24
CIK 45876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-03970

HARSCO CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-1483991 (I.R.S. employer identification number)
350 Poplar Church Road, Camp Hill, Pennsylvania (Address of principal executive offices)	17011 (Zip Code)

717-763-7064
Registrant's telephone number, including area code

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $1.25 per share	New York Stock Exchange
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒    NO ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒

         The aggregate market value of the Company's voting stock held by non-affiliates of the Company as of June 30, 2010 was $1,891,037,000.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding at January 31, 2011
Common stock, par value $1.25 per share	80,674,774

DOCUMENTS INCORPORATED BY REFERENCE

         Selected portions of the 2011 Proxy Statement are incorporated by reference into Part III of this Report.

         The Exhibit Index (Item No. 15) located on pages 131 to 136 incorporates several documents by reference as indicated therein.

HARSCO CORPORATION
FORM 10-K
INDEX

PART I

Item 1.    Business.

(a)
General Development of Business.

        Harsco Corporation ("the Company") is a diversified, multinational provider of industrial services and engineered products serving global industries that are fundamental to worldwide economic growth and infrastructure development. The Company's operations fall into four reportable segments: Harsco Infrastructure, Harsco Metals & Minerals, Harsco Rail and Harsco Industrial. The Company has locations in over 50 countries, including the United States. The Company was incorporated in 1956.

        The Company's executive offices are located at 350 Poplar Church Road, Camp Hill, Pennsylvania 17011. The Company's main telephone number is (717) 763-7064 and Internet website address is www.harsco.com. Through this Internet website (in the "Investor Relations" link) the Company makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and all amendments to those reports, as soon as reasonably practical after those reports are electronically filed or furnished to the Securities and Exchange Commission. Information contained on the Company's website is not incorporated by reference into this Annual Report on Form 10-K, and should not be considered as part of this Annual Report on Form 10-K.

        The Company's principal lines of business and related principal business drivers are as follows:

Principal Lines of Business	Principal Business Drivers
• Engineered scaffolding, concrete forming and shoring, and other access-related services, rentals and sales	• Infrastructure and non-residential construction • Industrial plant maintenance requirements
• Outsourced, on-site services to steel mills and other metals producers, and recycling technologies for industrial by-product waste streams

•       Global metals production and capacity utilization

•       Outsourcing of services by metals producers

•       Demand for high-value specialty steel and ferro alloys

•       Demand for environmental solutions for metals and minerals waste streams

• Industrial abrasives and roofing granules	• Industrial and infrastructure surface preparation and restoration • Residential roof replacement
• Railway track maintenance services and equipment	• Global railway track maintenance-of-way capital spending • Outsourcing of track maintenance and new track construction by railroads
• Industrial grating products	• Industrial plant and warehouse construction and expansion • Off-shore drilling and new rig construction
• Air-cooled heat exchangers	• Natural gas compression, transmission and demand
• Heat transfer products	• Commercial and institutional boiler and water heater requirements

        The Company reports segment information using the "management approach," based on the way management organizes and reports the segments within the enterprise for making operating decisions and assessing performance. The Company's reportable segments are identified based upon differences in products, services and markets served. These segments and the types of products and services offered are more fully described in section (c) below.

        In 2010, 2009 and 2008, the United States contributed sales of $1.0 billion, $1.0 billion and $1.3 billion, equal to 33%, 34% and 32% of total sales, respectively. In 2010, 2009 and 2008, the euro-based countries contributed sales of $0.8 billion, $0.8 billion and $1.0 billion, equal to 25%, 27% and 26% of total sales, respectively. In 2010, 2009 and 2008, the United Kingdom contributed sales of $0.4 billion, $0.4 billion and $0.7 billion, equal to 14%, 15% and 17% of total sales, respectively. One customer, ArcelorMittal, represented approximately 12% of the Company's sales during 2010 and 10% in both 2009 and 2008. There were no significant inter-segment sales.

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

(c)
Narrative Description of Business

(1)
A narrative description of the businesses by reportable segment is as follows:

Harsco Infrastructure Segment—34% of consolidated revenues for 2010

        The Harsco Infrastructure Segment is one of the world's most complete global organizations for engineered rental scaffolding, shoring, concrete forming and other access-related solutions. The Segment operates from a network of branches throughout the world, including North America, Europe, the Gulf Region of the Middle East, Africa, Asia-Pacific and Latin America. Major services include the rental of concrete shoring and forming systems; scaffolding for non-residential and infrastructure construction projects and industrial maintenance requirements; as well as a variety of other infrastructure services including project engineering, equipment erection and dismantling services, industrial insulation services and equipment sales.

        The Company's infrastructure services are provided through branch locations in approximately 40 countries plus export sales worldwide. In 2010, this Segment's revenues were generated in the following regions:

Harsco Infrastructure Segment

Region	2010 Percentage of Revenues
Western Europe	56%
North America	20%
Middle East and Africa	8%
Eastern Europe	6%
Latin America(a)	5%
Asia-Pacific	5%

(a)
Including Mexico.

        For 2010, 2009 and 2008, the Harsco Infrastructure Segment's percentage of the Company's consolidated sales was 34%, 39% and 39%, respectively.

Harsco Metals & Minerals Segment—48% of consolidated revenues for 2010

        The Harsco Metals & Minerals Segment is one of the world's largest providers of on-site, outsourced services to the global metals industries. The Harsco Metals business provides its services and solutions on a long-term contract basis, supporting each stage of the metal-making process from initial raw material handling to post-production by-product processing and on-site recycling, including providing environmental services for the processing of residual by-products. Working as a specialized, value-added services provider, the Harsco Metals business rarely takes ownership of its customers' raw materials or finished products. The Harsco Metals business multi-year contracts had estimated future revenues of $3.5 billion at December 31, 2010. This provides the Company with a substantial base of long-term revenues. Approximately 63% of these revenues are expected to be recognized by December 31, 2013. The remaining revenues are expected to be recognized principally between January 1, 2014 and December 31, 2019.

        Harsco Minerals has two businesses: one is multinational and extracts high-value metallic content for production re-use on behalf of leading steelmakers and also specializes in the development of minerals technologies for commercial applications, including agriculture fertilizers; the other produces industrial abrasives and roofing granules from power-plant utility coal slag at a number of locations throughout the United States. Harsco Minerals' BLACK BEAUTY® abrasives are used for industrial surface preparation, such as rust removal and cleaning of bridges, ship hulls and various structures. Roofing granules are sold to residential roofing shingle manufacturers, primarily for the replacement roofing market. This business is one of the United States' largest producers of slag abrasives and residential roofing granules.

        The Harsco Metals & Minerals Segment operates in over 35 countries. In 2010, this Segment's revenues were generated in the following regions:

Harsco Metals & Minerals Segment

Region	2010 Percentage of Revenues
Western Europe	40%
North America	27%
Latin America(a)	15%
Middle East and Africa	8%
Asia-Pacific	7%
Eastern Europe	3%

(a)
Including Mexico.

        For 2010, 2009 and 2008, the Harsco Metals & Minerals Segment's percentage of the Company's consolidated sales was 48%, 42% and 45%, respectively.

Harsco Rail Segment—10% of consolidated revenues for 2010

        The Harsco Rail Segment is a global provider of equipment and services to maintain, repair and construct railway track. The Company's railway track maintenance services, solutions and specialized track maintenance equipment support private and government-owned railroads and urban transit systems worldwide.

        The Company's rail products are produced in three countries and products and services are provided worldwide. In 2010, 2009 and 2008, export sales from the United States for the Harsco Rail Segment were $134.1 million, $119.7 million and $68.1 million, respectively. These represent 43%, 39% and 25% of this Segment's revenues for the years ended December 31, 2010, 2009 and 2008, respectively.

        For 2010, 2009 and 2008, the Harsco Rail Segment's percentage of the Company's consolidated sales was 10%, 10% and 7%, respectively.

Harsco Industrial Segment—8% of consolidated revenues for 2010

        This Segment includes the Harsco Industrial IKG, Harsco Industrial Air-X-Changers and Harsco Industrial Patterson-Kelley businesses. Approximately 92% of this Segment's revenues originate in North America.

        Harsco Industrial IKG manufactures a varied line of industrial grating products at several plants in the United States and one in Mexico. These products include a full range of bar grating configurations, which are used mainly in industrial flooring, as well as safety and security applications in the power, paper, chemical, refining and processing industries.

        Harsco Industrial Air-X-Changers is a leading supplier of custom-designed and manufactured air-cooled heat exchangers for the natural gas industry. Harsco Industrial Air-X-Changers' heat exchangers are the primary apparatus used to condition natural gas during recovery, compression and transportation from underground reserves through the major pipeline distribution channels.

        Harsco Industrial Patterson-Kelley is a leading manufacturer of heat transfer products such as boilers and water heaters for commercial and institutional applications.

        For 2010, 2009 and 2008, this Segment's percentage of the Company's consolidated sales was 8%, 9% and 9%, respectively.

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

	Percentage of Consolidated Sales
Product Group	2010	2009	2008
Services and equipment for infrastructure construction and industrial maintenance	34%	39%	39%
On-site services to metal producers, minerals and recycling technologies	48%	42%	45%
Railway track maintenance services and equipment	10%	10%	7%
  (1)
  (ii)     New products and services are added from time to time; however, in 2010 none required the investment of a material amount of the Company's assets.

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

  (1)
  (v)     The Company furnishes products and materials and certain industrial services within the Harsco Infrastructure and the Harsco Industrial Segments that are seasonal in nature. As a result, the Company's sales and net income for the first quarter ending March 31 are normally lower than the second, third and fourth quarters. Additionally, the Company has historically generated the majority of its cash flows in the second half of the year. This is a result of normally higher income during the latter part of the year. The Company's historical revenue patterns and cash provided by operating activities were as follows:

Historical Pattern of Revenue from Continuing Operations

(In millions)	2010	2009	2008	2007		2006
First Quarter	$742.4	$696.9	$987.8	$840.0		$682.1
Second Quarter	786.5	777.0	1,099.6	946.1		766.0
Third Quarter	752.4	744.2	1,044.9	927.4		773.3
Fourth Quarter	757.4	772.5	835.5	974.6		804.2

Totals	$3,038.7	$2,990.6	$3,967.8	$3,688.2	(a)	$3,025.6

Historical Pattern of Cash Provided by Operations

(In millions)	2010	2009	2008	2007	2006
First Quarter	$30.1	$39.6	$32.0	$41.7	$69.8
Second Quarter	95.6	116.7	178.5	154.9	114.5
Third Quarter	110.3	120.4	171.6	175.7	94.6
Fourth Quarter	165.4	157.8	192.2	99.4	130.3

Totals	$401.4	$434.5	$574.3	$471.7	$409.2

(a)
Does not total due to rounding.
  (1)
  (vi)    The practices of the Company relating to working capital are similar to those practices of other industrial service providers or manufacturers servicing both domestic and international industrial customers and commercial markets. These practices include the following:

    •
    Standard accounts receivable payment terms of 30 to 60 days, with progress or advance payments required for certain long-lead-time or large orders. Payment terms are slightly longer in certain international markets.

    •
    Standard accounts payable payment terms of 30 to 90 days.

    •
    Inventories are maintained in sufficient quantities to meet forecasted demand. Due to the time required to manufacture certain railway track maintenance equipment to customer specifications, inventory levels of this business tend to increase for an extended time during the production phase and then decline when the equipment is sold.

  (1)
  (vii)   One customer, ArcelorMittal, represented approximately 12% of the Company's sales in 2010 and 10% in 2009 and 2008. The Harsco Metals & Minerals Segment is dependent largely on the global steel industry, and in 2010, 2009 and 2008 there were two customers that each provided in excess of 10% of this Segment's revenues under multiple long-term contracts at numerous mill sites. ArcelorMittal was one of those customers in 2010, 2009 and 2008. The loss of any one of the contracts would not have a material adverse effect upon the Company's financial position or cash flows; however, it could have a significant effect on quarterly or annual results of operations. Additionally, these customers have significant accounts receivable balances. Further consolidation in the global steel industry is possible. Should transactions occur involving some of the Company's larger steel industry customers, it would result in an increase in concentration of revenues and credit risk for the Company. If a large customer were to experience financial difficulty, or file for bankruptcy protection, it could adversely impact the Company's income, cash flows and asset valuations. As part of its credit risk management practices, the Company closely monitors the credit standing and accounts receivable position of its customer base.

  (1)
  (viii)  At December 31, 2010, the Company's metals services contracts had estimated future revenues of $3.5 billion, compared with $3.6 billion at December 31, 2009. At December 31, 2010, the Harsco Rail Segment had estimated future revenues of $338.9 million, compared with $442.3 million at December 31, 2009. This is primarily due to the shipment of orders during 2010, partially offset by new orders. The Harsco Rail Segment backlog includes a significant portion that will not be realized until mid-2011 and 2012 due to the long lead-time necessary to build certain equipment, and the long-term nature of certain service contracts. In addition, at December 31, 2010, the Company had an order backlog of $76.8 million in its Harsco Industrial Segment. This compares with $48.6 million at December 31, 2009. The increase from December 31, 2009 is due principally to international orders. Order backlog for scaffolding, shoring and forming services; for roofing granules and slag abrasives; and for the reclamation and recycling services of high-value content from steelmaking slag is excluded from the above amounts. These amounts are generally not quantifiable due to the short order lead times for certain services, the nature and timing of the products and services provided and equipment rentals with the ultimate length of the rental period unknown.

  At December 31, 2010, approximately $118.6 million or 28.5% of the Company's order backlog is not expected to be filled in 2011. The majority of this backlog is expected to be filled in 2012. This is exclusive of long-term metals industry services contracts, infrastructure-related services, roofing granules and industrial abrasives products, and minerals and metal recovery technologies services.

  (1)
  (ix)    At December 31, 2010, the Company had no material contracts that were subject to renegotiation of profits or termination at the election of the United States government.

  (1)
  (x)     The Company's competitive environment is complex because of the wide diversity of services and products it provides and the global breadth and depth of markets served. No single service provider or manufacturer competes with the Company with respect to all services provided or products manufactured and sold. In general, on a global basis, the Company's segments are among the market leaders in their respective sectors and compete with a range of global, regional and local businesses of varying size and scope.

              Harsco Infrastructure Segment—This Segment provides engineered rental scaffolding, shoring, concrete forming and other access-related solutions through a global branch network comprising approximately 40 countries. The Company believes it is one of the world's most complete global organizations for infrastructure-related access solutions. Its largest operations are based in the United States, the Netherlands and the United Kingdom. Further international expansion within other geographies is anticipated as part of the Company's strategic growth objectives. The Segment's key competitive factors are engineering expertise, customer service, on-time delivery, product quality, safety performance and value. Primary competitors in the United States, Europe and globally are a limited number of privately-held global providers of forming and shoring, but competition in the scaffolding market is more fragmented and regionally focused with a large number of local competitors, principally competing for smaller commercial construction projects, and a limited number of national competitors, principally competing in the industrial markets and for larger construction projects.

              Harsco Metals & Mineral Segment—This Segment provides outsourced on-site services to the global metals industries in over 35 countries, with its largest operations focused in the United Kingdom, the United States and Brazil. The Company believes it is one of the world's largest providers of on-site, outsourced services to the global metals industries. This Segment's key competitive factors are significant industry experience, technology, safety performance, service and value. The Company competes primarily with privately-held regional or local businesses for services outsourced by its customers. Additionally, due to the nature of the Company's services, it encounters a certain degree of "competition" from each customer's changing desire to perform similar services themselves instead of looking for an outsourced solution.

              Harsco Rail Segment—This Segment manufactures and sells highly-engineered railway track maintenance equipment produced primarily in the United States for customers throughout the world and derives approximately 45% of its volume from countries outside the United States. Additionally, this Segment provides railway track maintenance services principally in the United States and the United Kingdom. This Segment's key competitive factors are quality, technology, customer service and value. Primary competitors for both products and services are privately-held global businesses as well as certain regional competitors.

              Harsco Industrial Segment—This Segment includes manufacturing businesses located in the United States with a growing focus on international growth. Key competitive factors include quality and value. Primary competitors are U.S.-based manufacturers of similar products.

  (1)
  (xi)    The expense for research and development activities was $4.3 million, $3.2 million and $5.3 million in 2010, 2009 and 2008, respectively. This excludes technology development and engineering costs classified in cost of sales or general and administrative expense. For additional information regarding research and development activities, see the Research and Development section included in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

  (1)
  (xiii)  At December 31, 2010, the Company had approximately 19,300 employees.

(d)
Financial Information about Geographic Areas

        Financial information concerning foreign and domestic operations is included in Note 14, Information by Segment and Geographic Area, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data." Export sales from the United States totaled $156.5 million, $149.0 million and $105.7 million in 2010, 2009 and 2008, respectively.

(e)
Available Information

        Information is provided in Part I, Item 1 (a), "General Development of Business."

Item 1A.    Risk Factors.

        Set forth below and elsewhere in this report and in other documents the Company files with the Securities and Exchange Commission are risks and uncertainties that could cause the Company's actual results to materially differ from the results contemplated by the forward-looking statements contained in this report and in other documents the Company files with the Securities and Exchange Commission.

Market risk.

        In the normal course of business, the Company is routinely subjected to a variety of risks. In addition to the market risk associated with interest rate and currency movements on outstanding debt and non-U.S. dollar-denominated assets and liabilities, other examples of risk include customer concentration in the Harsco Metals & Minerals and Harsco Rail Segments; collectability of receivables; volatility of the financial markets and their effect on customer liquidity and pension plans; and global economic and political conditions.

        The global financial markets experienced extreme disruption in the last half of 2008 through 2010, including, among other things, severely diminished liquidity and credit availability for many business entities; declines in consumer confidence; negative economic growth; declines in real estate values; increases in unemployment rates; significant volatility in equities; rating agency downgrades and uncertainty about economic stability. Governments across the globe have taken aggressive actions, including economic stimulus programs and austerity measures, intended to address these difficult market conditions. These economic uncertainties affect the Company's businesses in a number of ways, making it more difficult to accurately forecast and plan future business activities.

        From time to time, disruption in the credit markets has severely restricted access to capital for many companies. When credit markets deteriorate, the Company's ability to incur additional indebtedness to fund operations or refinance maturing obligations as they become due may be constrained. The Company is unable to predict any duration or severity of disruptions in the credit and financial markets and adverse global economic conditions. While these conditions have not impaired the Company's ability to access credit markets and finance operations, a deterioration of economic conditions could materially and adversely affect the Company's business and results of operations.

Negative economic conditions may adversely impact the demand for the Company's services, and the ability of the Company's customers to meet their obligations to the Company on a timely basis. Any disputes with customers could also have an adverse impact on the Company's income and cash flows.

        Tightening of credit in financial markets may lead businesses to postpone spending, which may impact the Company's customers, causing them to cancel, decrease or delay their existing and future orders with the Company. Declines in economic conditions may further impact the ability of the Company's customers to meet their obligations to the Company on a timely basis and could result in bankruptcy filings by them. If customers are unable to meet their obligations on a timely basis, it could adversely impact the realizability of receivables, the valuation of inventories and the valuation of long-lived assets across the Company's businesses. The risk remains that certain significant Harsco Metals & Minerals customers may file for bankruptcy protection, be acquired or consolidate in the future. Additionally, the Company may be negatively affected by contractual disputes with customers, including attempts by customers to unilaterally change the terms and pricing of certain contracts to their sole advantage without adequate consideration to the Company, which could have an adverse impact on the Company's income and cash flows.

If the Company cannot generate future cash flows at a level sufficient to recover the net book value of any of its reporting units, the Company may be required to record an impairment charge to its earnings.

        As a result of the Company's goodwill impairment testing, the Company may be required to record future impairment charges to the extent the Company cannot generate future cash flows at a level sufficient to recover the net book value of any of the Company's reporting units. At October 1, 2010, the fair value of all reporting units exceeded their carrying value. For the Harsco Infrastructure Segment reporting unit, the fair value exceeded the carrying value by approximately 4%. The Company's estimates of fair value are based on assumptions about the future operating cash flows and growth rates of each reporting unit, discount rates applied to these cash flows and current market estimates of value. Based on the uncertainty of future growth rates and other assumptions used to estimate goodwill recoverability, future reductions in the Company's expected cash flows for the Harsco Infrastructure Segment could cause a material non-cash impairment charge of goodwill, which could have a material adverse effect on the Company's results of operations, financial condition and cash flows. See Note 1, Summary of Significant Accounting Policies and Note 5, Goodwill and Other Intangible Assets, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional disclosure related to these items.

The Company's global presence subjects it to a variety of risks arising from doing business internationally.

        The Company operates in over 50 countries, including the United States. The Company's global footprint exposes it to a variety of risks that may adversely affect results of operations, cash flows or financial position. These include, but may not be limited to, the following:

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

  •
  political, economic and social instability, civil and political unrest, terrorist actions and armed hostilities in the regions or countries in which the Company does business;

  •
  inflation rates in the countries in which the Company does business;

  •
  laws in various international jurisdictions that limit the right and ability of subsidiaries to pay dividends and remit earnings to affiliated companies unless specified conditions are met;

  •
  sovereign risk related to foreign governments and the potential risks that include, but may not be limited to, that those governments stop paying interest or repudiate their debt, that they nationalize their private businesses or that they alter their foreign-exchange regulations; and,

  •
  uncertainties arising from local business practices, cultural considerations and international political and trade tensions. The Company operates in many parts of the world that have experienced governmental corruption to some degree. Accordingly, in certain circumstances, strict compliance with local laws and anti-bribery laws may conflict with local customs and practices.

        If the Company is unable to successfully manage the risks associated with its global business, the Company's financial condition, cash flows and results of operations may be negatively impacted.

        The Company has operations in several countries in the Middle East, including Bahrain, Egypt, Israel, Qatar, Saudi Arabia and the United Arab Emirates, as well as India, some of which are currently experiencing armed hostilities and civil unrest. Additionally, these countries are geographically close to other countries that may have a continued high risk of armed hostilities or civil unrest. During 2010, 2009 and 2008, the Company's Middle East operations contributed approximately $18.6 million, $71.8 million and $66.7 million, respectively, to the Company's operating income. Additionally, the Company has operations in and sales to countries that have encountered outbreaks of communicable diseases. In countries in which such outbreaks occur, worsen or spread to other countries, the Company may be negatively impacted through reduced sales to and within those countries and other countries impacted by such diseases.

Exchange rate fluctuations may adversely impact the Company's business.

        Fluctuations in foreign exchange rates between the U.S. dollar and the over 46 other currencies in which the Company conducts business may adversely impact the Company's operating income and income from continuing operations in any given fiscal period. Approximately 67% and 66% of the Company's sales and approximately 23% and 52% of the Company's operating income from continuing operations for 2010 and 2009, respectively, were derived from operations outside the United States. More specifically, approximately 25% and 27% of the Company's revenues were derived from operations with the euro as their functional currency during 2010 and 2009, respectively. Additionally, approximately 14% and 15% of the Company's revenues were derived from operations in the United Kingdom during 2010 and 2009, respectively. Given the structure of the Company's revenues and expenses, an increase in the value of the U.S. dollar relative to the foreign currencies in which the Company earns its revenues generally has a negative impact on operating income, whereas a decrease in the value of the U.S. dollar tends to have the opposite effect. The Company's principal foreign currency exposures are to the euro and the British pound sterling.

        Compared with the corresponding period in 2009, the average values of major currencies changed as follows in relation to the U.S. dollar during 2010, impacting the Company's sales and income:

• British pound sterling	weakened by 1%
• euro	weakened by 5%
• South African rand	strengthened by 12%
• Brazilian real	strengthened by 11%
• Canadian dollar	strengthened by 9%
• Australian dollar	strengthened by 15%
• Polish zloty	strengthened by 3%

        Compared with exchange rates at December 31, 2009, the values of major currencies at December 31, 2010 changed as follows:

• British pound sterling	weakened by 4%
• euro	weakened by 7%
• South African rand	strengthened by 11%
• Brazilian real	strengthened by 5%
• Canadian dollar	strengthened by 5%
• Australian dollar	strengthened by 12%
• Polish zloty	weakened by 3%

        The Company's foreign currency exposures increase the risk of income statement, balance sheet and cash flow volatility. If the above currencies change materially in relation to the U.S. dollar, the Company's financial position, results of operations, or cash flows may be materially affected.

        To illustrate the effect of foreign currency exchange rate changes in certain key markets of the Company, in 2010, revenues would have been approximately 0.3%, or $8.8 million, higher and operating income would have been approximately 4.9%, or $3.9 million, lower if the average exchange rates for 2009 were utilized. A similar comparison for 2009 would have increased revenues approximately 8.5% or $254.7 million, while operating income would have been approximately 14.0%, or $30.6 million, higher if the average exchange rates for 2009 would have remained the same as 2008. If the U.S. dollar weakens in relation to the euro and British pound sterling, the Company would generally expect to see a positive effect on future sales and income from continuing operations as a result of foreign currency translation. Currency changes also result in assets and liabilities denominated in local currencies being translated into U.S. dollars at different amounts than at the prior period end. If the U.S. dollar weakens in relation to currencies in countries in which the Company does business, the translated amounts of the related assets and liabilities, and therefore stockholders' equity, would increase. Conversely, if the U.S. dollar strengthens in relation to currencies in countries in which the Company does business, the translated amounts of the related assets, liabilities, and therefore stockholders' equity, would decrease.

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

        The Company's businesses are subject to general economic slowdowns and cyclical conditions in the industries served. In particular:

  •
  The Company's Harsco Infrastructure Segment may be adversely impacted by slowdowns in non-residential, multi-dwelling residential or infrastructure construction and annual industrial and building maintenance cycles;

  •
  The Company's Harsco Metals & Minerals Segment may be adversely impacted by slowdowns in steel mill production, excess capacity, consolidation or bankruptcy of steel producers or a reversal or slowing of current outsourcing trends in the steel industry;

  •
  The Company's Harsco Rail Segment may be adversely impacted by developments in the railroad industry that lead to lower capital spending or reduced maintenance spending;

  •
  The reclamation recycling services business of the Harsco Metals & Minerals Segment may be adversely impacted by slowdowns in customer production or a reduction in the selling price of its materials, which is market-based and varies based upon the current fair value of the components being sold. Therefore, the revenue amounts generated from the sale of such recycled materials vary based upon the fair value of the commodity components being sold;

  •
  The roofing granules and abrasives business of the Harsco Metals & Minerals Segment may be adversely impacted by reduced home resales or economic conditions that slow the rate of residential roof replacement, or by slowdowns in the industrial and infrastructure refurbishment industries;

  •
  The industrial grating products business of the Harsco Industrial Segment may be adversely impacted by slowdowns in non-residential construction and industrial production;

  •
  The air-cooled heat exchangers business of the Harsco Industrial Segment is affected by cyclical conditions present in the natural gas industry. Therefore, a slowdown in natural gas drilling or production could adversely affect this business;

  •
  The Company's access to capital and the associated costs of borrowing may be adversely impacted by the tightening of credit markets. Capital constraints and increased borrowing costs may also adversely impact the financial position and operations of the Company's customers across all business segments. Such customer capital constraints may result in cancelled or postponed construction projects negatively affecting the Harsco Infrastructure Segment.

The seasonality of the Company's business may cause its quarterly results to fluctuate.

        The Company has historically generated the majority of its cash flows provided by operations in the second half of the year. This is a result of normally higher income during the second half of the year, as the Company's business tends to follow seasonal patterns. If the Company is unable to successfully manage the cash flow and other effects of seasonality on the business, its results of operations may suffer. The Company's historical revenue patterns and net cash provided by operating activities are included in Part I, Item 1, "Business."

The Company may lose customers or be required to reduce prices as a result of competition.

        The industries in which the Company operates are highly competitive.

  •
  The Harsco Infrastructure Segment rents and sells equipment and provides erection and dismantling services to principally the non-residential and infrastructure construction and industrial plant maintenance markets. Contracts are awarded based upon the Company's engineering capabilities, product availability and efficiency, safety record, and the ability to competitively price its rentals and services. If the Company is unable to consistently provide high-quality products and services at competitive prices, it may lose customers or operating margins may decline due to reduced selling prices.

  •
  The Harsco Metals & Minerals Segment is sustained mainly through contract renewals. Historically, the Company has a high contract renewal rate. If the Company is unable to renew its contracts at the historical rates or renewals are at reduced prices, revenue and operating profits may decline. Additionally, the Company has exited certain underperforming contracts in an effort to improve overall profitability. The Company will continue to exit underperforming contracts as considered necessary to achieving its strategic initiatives.

  •
  The Harsco Rail Segment and the Harsco Industrial Segment compete with companies that manufacture similar products both internationally and domestically. Certain international competitors export their products into the United States and sell them at lower prices due to lower labor costs and government subsidies for exports. Such practices may limit the prices the Company can charge for its products and services. Additionally, unfavorable foreign exchange rates can adversely impact the Company's ability to match the prices charged by international competitors. If the Company is unable to match the prices charged by international competitors, it may lose customers.

        The Company's strategy to overcome this competition includes enterprise business continuous improvement programs; provision of new technologies, services and solutions to customers; global sourcing programs, international customer expansion, particularity in emerging economies; and the diversification, streamlining and consolidation of operations.

Increased customer concentration and related credit, commercial and legal risk may adversely impact the Company's future earnings and cash flows.

  •
  The Harsco Metals & Minerals Segment and, to a lesser extent, the Harsco Rail Segment have several large customers throughout the world with significant accounts receivable balances. Consolidation in the global steel industry has occurred in recent years and additional consolidation is possible. Should additional transactions occur involving some of the steel industry's larger companies which are customers of the Company, it would result in an increase in concentration of credit risk for the Company. If a large customer were to experience financial difficulty, or file for bankruptcy protection, it could adversely impact the Company's income, cash flows and asset valuations. As part of its credit risk management practices, the Company has developed strategies to mitigate, although not eliminate, this increased concentration of credit risk.

  •
  In the Harsco Infrastructure Segment, concentrations of credit risk with respect to accounts receivable are generally limited due to the Company's large number of customers and their dispersion across different geographies. However, continued economic declines in particular regions of the world could result in higher customer defaults and could adversely impact the Company's income, cash flows and asset valuations. The Company has developed strategies to mitigate, but not eliminate, this risk.

  •
  The Company is currently party to multiple contracts in numerous countries with its largest customer, ArcelorMittal. These contracts cover a variety of services. From time to time, the Company may be negotiating the terms of current and potential future services to be rendered due to the scope and complexity of this relationship. Disagreements between the parties can arise as a result of the scope and nature of the relationship and these ongoing negotiations. Currently, the Company does not have any disputes with ArcelorMittal that would have a material adverse effect on our financial position, results of operations or cash flows, but the Company cannot predict that such disputes will not arise in the future.

  •
  The Company's businesses may be negatively affected by disputes with customers, including attempts by major customers to unilaterally change the terms and pricing of certain contracts to their sole advantage without adequate consideration to the Company.

The Company is subject to changes in legislative, regulatory and legal developments involving income taxes.

        The Company is subject to U.S. federal, state and international income, payroll, property, sales and use, value-added, fuel, and other types of taxes in numerous jurisdictions. Significant judgment is required in determining the Company's worldwide provisions for income taxes. Changes in tax rates, enactments of new tax laws, revisions of tax regulations, and claims or litigation with taxing authorities could result in substantially higher taxes, and therefore, could have a significant adverse effect on the Company's results of operations, financial condition and liquidity. Currently, a majority of the Company's revenue is generated from customers located outside the United States, and a substantial portion of the Company's assets and employees are located outside the United States. U.S. income tax and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries as such earnings are indefinitely reinvested in the operations of those subsidiaries.

        In 2011, the Executive Branch of the U.S. Government (the "Administration") expressed a desire to engineer U.S. tax law reform to provide incentives for U.S. companies that expand the U.S. economy through hiring additional workers, investing in renewable energy sources and, more generally, investing in research and development. The Administration has indicated that this reform could be paid for by U.S. corporations doing business outside of the United States. Since 2008, the Administration has expressed an aversion to long-established and widely accepted tax provisions that allow U.S. multi-national corporations to defer U.S. taxes in profits permanently reinvested outside the United States. Although the Administration has indicated that 2011 tax reform may be structured with more of the business community's concerns in mind, the Administration has provided no indication that intended reform will be any more favorable to U.S. multi-national corporations with earnings indefinitely reinvested abroad. Any tax reform that reduces the Company's ability to defer U.S. taxes on profit indefinitely reinvested outside the United States could have a negative impact on the Company's ability to compete in the global marketplace. Consequently, the Company is communicating with legislators with the goal of achieving a balanced and fair approach to tax reform that would benefit the Company and other U.S. job creators. This may include legislative trade-offs between existing tax benefits and a lower overall effective tax rate for U.S. companies. The Company continues to monitor legislation to be in position to fully understand the potential impact on our operations and plan accordingly.

The Company's defined benefit net periodic pension cost is directly affected by the equity and bond markets, and a downward trend in those markets could adversely impact the Company's future earnings.

        In addition to the economic issues that directly affect the Company's businesses, changes in the performance of equity and bond markets, particularly in the United Kingdom and the United States, impact actuarial assumptions used in determining annual net periodic pension cost, pension liabilities and the valuation of the assets in the Company's defined benefit pension plans. Financial market deterioration would most likely have a negative impact on the Company's net periodic pension cost and the accounting for pension assets and liabilities. This could result in a decrease to Stockholders' Equity and an increase in the Company's statutory funding requirements.

        The Company's earnings may be positively or negatively impacted by the amount of income or expense the Company records for defined benefit pension plans. The Company calculates income or expense for the plans using actuarial valuations that reflect assumptions relating to financial market and other economic conditions. The most significant assumptions used to estimate defined benefit pension income or expense for the upcoming year are the discount rate and the expected long-term rate of return on plan assets. If there are significant changes in key economic indicators, these assumptions may materially affect the Company's financial position, results of operations and cash flows. These key economic indicators would also likely affect the amount of cash the Company would contribute to the defined benefit pension plans. For a discussion regarding how the Company's financial statements can be affected by defined benefit pension plan accounting policies, see the Pension Benefits section of the Application of Critical Accounting Policies in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        In response to adverse market conditions during 2002 and 2003, the Company conducted a comprehensive global review of its defined benefit pension plans in order to formulate a strategy to make its long-term pension costs more predictable and affordable. In 2008 and 2009, as a response to worsening economic conditions, the Company implemented design changes for additional defined benefit plans, of which the principal change involved converting future pension benefits for many of the Company's non-union employees in the United Kingdom from a defined benefit plan to a defined contribution plan.

        The Company's Pension Committee continues to evaluate alternative strategies to further reduce overall net periodic pension cost including: conversion of certain remaining defined benefit plans to defined contribution plans; the ongoing evaluation of investment fund managers' performance; the balancing of plan assets and liabilities; the risk assessment of all multi-employer pension plans; the possible merger of certain plans; the consideration of incremental voluntary cash contributions to certain plans; and other changes that are likely to reduce future net periodic pension cost volatility and minimize risk.

        In addition to the Company's defined benefit pension plans, the Company also participates in numerous multi-employer pension plans throughout the world. Within the United States, the Pension Protection Act of 2006 may require additional funding for multi-employer plans that could cause the Company to be subject to higher cash contributions in the future. Additionally, market conditions and the number of participating employers remaining in each plan may affect the funded status of multi-employer plans and consequently any Company withdrawal liability, if applicable. The Company continues to monitor and assess any full and partial withdrawal liability implications associated with these plans.

Further tightening of credit, as well as downgrades in Harsco's credit ratings, could increase Harsco's cost of borrowing and could adversely affect Harsco's future earnings and ability to access the capital markets.

        Continued tightening of the credit markets may adversely impact the Company's access to capital and the associated costs of borrowing; however, this is somewhat mitigated by the Company's strong financial position. The Company's cost of borrowing and ability to access the capital markets are affected not only by market conditions but also by the short- and long-term debt ratings assigned to Harsco's debt by the major credit rating agencies. These ratings are based, in part, on the Company's financial position and liquidity as measured by credit metrics such as interest coverage and leverage ratios. See Liquidity and Capital Resources under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion on credit ratings and outlook. An inability to access the capital markets could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Restrictions imposed by the Company's credit facilities and outstanding notes may limit the Company's ability to obtain additional financing or to pursue business opportunities.

        The Company's credit facilities contain a covenant stipulating a maximum debt to capital ratio of 60%. One credit facility also contains a covenant requiring a minimum net worth of $475 million, and another limits the proportion of subsidiary consolidated indebtedness to a maximum of 10% of consolidated tangible assets. These covenants limit the amount of debt the Company may incur, which could limit its ability to obtain additional financing or pursue business opportunities. In addition, the Company's ability to comply with these ratios may be affected by events beyond its control. A breach of any of these covenants or the inability to comply with the required financial ratios could result in a default under these credit facilities. In the event of any default under these credit facilities, the lenders under those facilities could elect to declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be due and payable, which would cause an event of default under the notes. This could, in turn, trigger an event of default under the cross-default provisions of the Company's other outstanding indebtedness. At December 31, 2010, the Company was in compliance with these covenants with a debt to capital ratio of 37.6% and total net worth of $1.5 billion.

Failure of financial institutions to fulfill their commitments under committed credit facilities and derivative financial instruments may adversely affect the Company's future earnings and cash flows.

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

        The company uses cross-currency interest rate swaps in conjunction with certain debt issuances in order to secure a fixed local currency interest rate. The Company has foreign currency forward exchange contracts outstanding as part of a worldwide program to minimize foreign currency operating income and balance sheet exposure. Foreign currency forward exchange contracts are used to hedge commitments, such as foreign currency debt, firm purchase commitments and foreign currency cash flows for certain export sales transactions. The Company may also enter into derivative contracts to hedge commodity exposures. The unsecured contracts outstanding at December 31, 2010 mature at various times through 2020 and are with major financial institutions. The Company may be exposed to credit loss in the event of non-performance by the other parties to the contracts. The Company evaluates the creditworthiness of the counterparties and does not expect default by them. However, given the current global financial environment, such default remains possible.

        The inability of a counterparty to fulfill its obligation under committed credit facilities or derivative financial instruments may have a material adverse effect on the Company's financial condition, results of operations or cash flows.

        See Liquidity and Capital Resources under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report for more information.

The Company's cash flows and earnings are subject to changes in interest rates.

        The Company's total debt at December 31, 2010 was $885.0 million. Of this amount, approximately 4.0% had variable rates of interest and 96.0% had fixed rates of interest. The weighted average interest rate of total debt was approximately 4.70%. At current debt levels, a one percentage point increase/decrease in variable interest rates would increase/decrease interest expense by approximately $0.4 million per year. If the Company is unable to successfully manage its exposure to variable interest rates, its results of operations may be negatively impacted.

A negative outcome on personal injury claims against the Company may adversely impact results of operations and financial condition.

        The Company has been named as one of many defendants (approximately 90 or more in most cases) in legal actions alleging personal injury from exposure to airborne asbestos over the past several decades. In their suits, the plaintiffs have named as defendants, among others, many manufacturers, distributors and installers of numerous types of equipment or products that allegedly contained asbestos. The majority of the asbestos complaints pending against the Company have been filed in New York. Almost all of the New York complaints contain a standard claim for damages of $20 million or $25 million against the approximately 90 defendants, regardless of the individual plaintiff's alleged medical condition, and without specifically identifying any Company product as the source of plaintiff's asbestos exposure. If the Company is found to be liable in any of these actions and the liability exceeds the Company's insurance coverage, results of operations, cash flows and financial condition could be adversely affected. For more information concerning this litigation, see Note 10, Commitments and Contingencies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."

Higher than expected claims under insurance policies, under which the Company retains a portion of the risk, could adversely impact results of operations and cash flows.

        The Company retains a significant portion of the risk for property, workers' compensation, U.K. employers' liability, automobile, general and product liability losses. Reserves have been recorded that reflect the undiscounted estimated liabilities for ultimate losses including claims incurred but not reported. Inherent in these estimates are assumptions that are based on the Company's history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends. At December 31, 2010 and 2009, the Company had recorded liabilities of $88.0 million and $87.2 million, respectively, related to both asserted and unasserted insurance claims. Included in the balance at December 31, 2010 and 2009 were $4.3 million and $6.9 million, respectively, of recognized liabilities covered by insurance carriers. If actual claims are higher than those projected by management, an increase to the Company's insurance reserves may be required and would be recorded as a charge to income in the period the need for the change was determined. Conversely, if actual claims are lower than those projected by management, a decrease to the Company's insurance reserves may be required and would be recorded as a reduction to expense in the period the need for the change was determined. The Company periodically evaluates the creditworthiness of the insurance providers and does not expect default by them. However, given the current global financial environment, such default remains possible.

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

        The Company is currently involved in a number of environmental remediation investigations and cleanups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites under the federal "Superfund" law. At several sites, the Company is currently conducting environmental remediation, and it is probable that the Company will agree to make payments toward funding certain other of these remediation activities. It also is possible that some of these matters will be decided unfavorably to the Company and that other sites requiring remediation will be identified. Each of these matters is subject to various uncertainties, and financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements; the availability and application of technology; the allocation of cost among potentially responsible parties; the years of remedial activity required; and the remediation methods selected. The Company has evaluated its potential liability and the Consolidated Balance Sheets at December 31, 2010 and 2009 include an accrual of $4.2 million and $3.1 million, respectively, for future expenditures related to environmental matters. The amounts charged against pre-tax earnings related to environmental matters totaled $2.6 million, $1.5 million and $1.5 million during 2010, 2009 and 2008, respectively. The liability for future remediation costs is evaluated on a quarterly basis. Actual costs to be incurred at identified sites in future periods may be greater than the estimates, given inherent uncertainties in evaluating environmental exposures.

Increases in energy prices could increase the Company's operating costs and reduce its profitability.

        Worldwide political and economic conditions, an imbalance in the supply and demand for oil, extreme weather conditions and armed hostilities in oil-producing regions, among other factors, may result in an increase in the volatility of energy costs, both on a macro basis and for the Company specifically. To the extent that increased energy costs cannot be passed on to customers in the future, the financial condition, results of operations and cash flows of the Company may be adversely affected. To the extent that reduced energy costs are not passed on to customers in the future, this may have a favorable impact on the financial condition, results of operations and cash flows of the Company. The Company has established a Risk Management Committee to manage the risk of increased energy prices that affect the Company's operations.

Increases or decreases in purchase prices (or selling prices) or availability of steel or other materials and commodities may affect the Company's profitability.

        The profitability of the Company's manufactured products is affected by changing purchase prices of steel and other materials and commodities. If raw material costs associated with the Company's manufactured products increase and the costs cannot be transferred to the Company's customers, operating income would be adversely affected. Additionally, decreased availability of steel or other materials could affect the Company's ability to produce manufactured products in a timely manner. If the Company cannot obtain the necessary raw materials for its manufactured products, then revenues, operating income and cash flows will be adversely affected.

        Certain services performed by the Harsco Minerals businesses result in the recovery, processing and sale of specialty steel and other high-value metal by-products to its customers. The selling price of the by-products material is market-based and varies based upon the current fair value of its components. Therefore, the revenue amounts generated from the sale of such by-products material vary based upon the fair value of the commodity components being sold.

The Company may not be able to manage and integrate acquisitions successfully.

        In the past, the Company has acquired businesses and on an ongoing basis, continues to evaluate strategic acquisition opportunities that have the potential to support and strengthen the business. The Company can give no assurances, however, that any acquisition opportunities will arise or, if they do, that they will be consummated, or that additional financing or capital, if needed, will be available on satisfactory terms. In addition, acquisitions involve inherent risks that the businesses acquired will not perform in accordance with the Company's expectations. The Company may not be able to achieve the synergies and other benefits that are expected from the integration of acquisitions as successfully or rapidly as projected, if at all. The Company's failure to effectively integrate newly acquired operations could prevent the Company from recognizing expected rates of return on an acquired business and could have a material and adverse effect on the results of operations, financial condition and cash flows.

The company could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

        The U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. The Company's policies mandate compliance with these anti-bribery laws. The Company operates in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances; strict compliance with anti-bribery laws may conflict with local customs and practices. The Company trains its employees concerning anti-bribery laws and issues, and also informs its partners, subcontractors, agents and others who work with the Company or on its behalf that they must comply with anti-bribery law requirements. The Company also has procedures and controls in place to monitor internal and external compliance. The Company cannot provide assurance that its internal controls and procedures will always protect the Company from the reckless or criminal acts committed by its employees or agents. If the Company is found to be liable for anti-bribery law violations (either due to its own acts or out of inadvertence, or due to the acts or inadvertence of others), the Company could suffer from criminal or civil penalties or other sanctions which could have a material and adverse effect on results of operations, financial condition, and cash flows.

Actual results could differ from the estimates and assumptions used to prepare the Company's financial statements.

        In preparing the financial statements, the Company is required under generally accepted accounting principles in the United States to make estimates and assumptions at the date of the financial statements. These estimates and assumptions affect the reported values of assets, liabilities, revenues and expenses, and certain disclosures. Areas requiring significant estimates by management include:

  •
  Defined benefit pension benefits

  •
  Notes and accounts receivable

  •
  Goodwill impairment

  •
  Long-lived asset impairment

  •
  Inventory valuation and obsolescence

  •
  Insurance reserves

  •
  Legal and other contingencies

  •
  Income taxes

        Actual business and financial results could differ from estimates of such results, which could have a material and adverse effect on results of operations, financial condition, and cash flows.

The Company maintains a workforce based upon current and anticipated workload. If the Company does not receive future contract awards or if these awards are delayed, significant cost may result.

        The Company's estimates of future performance depend on, among other matters, whether and when the Company will receive certain new contract awards, including the extent to which the Company utilizes its workforce. The rate at which the Company utilizes its workforce is impacted by a variety of factors including the ability to manage attrition; to forecast the need for services which allows it to maintain an appropriately sized workforce; the ability to transition employees from completed projects to new projects or between segments; and the need to devote resources to non-revenue generating activities such as training or business development. While the Company's estimates are based upon its good faith judgment, these estimates can be unreliable and may frequently change based on newly available information. In the case of large-scale domestic and international projects where timing is often uncertain, it is particularly difficult to predict whether and when the Company will receive a contract award. The uncertainty of contact award timing can present difficulties in matching the Company's workforce size with contract needs. If an expected contract award is delayed or not received, the Company could incur cost resulting from reductions in staff or redundancy of facilities or equipment that could have a material and adverse effect on results of operations, financial condition, and cash flows.

The success of the Company's joint ventures depends on the satisfactory performance by joint venture partners of their joint venture obligations.

        The Company enters into various joint ventures as part of its strategic growth initiatives as well as to comply with local laws. Differences in opinions or views between joint venture partners can result in delayed decision-making or failure to agree on material issues which could adversely affect the business and operations of the venture. From time to time in order to establish or preserve a relationship, or to better ensure venture success, the Company may accept risks or responsibilities for the joint venture which are not necessarily proportionate with the reward it expects to receive. The success of these and other joint ventures also depends, in large part, on the satisfactory performance by the Company's joint venture partners of their joint venture obligations, including their obligation to commit working capital, equity or credit support as required by the joint venture and to support their indemnification and other contractual obligations. If the Company's joint venture partners fail to satisfactorily perform their joint venture obligations as a result of financial or other difficulties, the joint venture may be unable to adequately perform or deliver its contracted services. Under these circumstances, the Company may be required to make additional investments and provide additional services to ensure the adequate performance and delivery of the contracted services. These additional obligations could result in reduced profits or, in some cases, increased liabilities or significant losses for the Company with respect to the joint venture. In addition, a failure by a joint venture partner to comply with applicable laws, rules or regulations could negatively impact its business and, in the case of government contracts, could result in fines, penalties, suspension or even debarment. Unexpected joint venture developments could have a material and adverse effect on results of operations, financial condition, and cash flows.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Operations of Harsco and its subsidiaries are conducted at both owned and leased properties in domestic and foreign locations. The Company's executive offices are located at 350 Poplar Church Road, Camp Hill, Pennsylvania 17011 and are owned. The following table describes the location and principal use of the Company's more significant properties.

Location	Principal Products	Interest
Harsco Infrastructure Segment
Abu Dhabi, United Arab Emirates	Infrastructure Services, Rentals and Sales	Leased
Arkel, The Netherlands	Infrastructure Services, Rentals and Sales	Owned
Darmstadt, Germany	Infrastructure Services, Rentals and Sales	Leased
Dosthill, United Kingdom	Infrastructure Services, Rentals and Sales	Owned
Dubai, United Arab Emirates	Infrastructure Services, Rentals and Sales	Leased
Las Vegas, Nevada, United States	Infrastructure Services, Rentals and Sales	Leased
Lubna, Poland	Infrastructure Services, Rentals and Sales	Owned
Manchester, United Kingdom	Infrastructure Services, Rentals and Sales	Leased
Marion, Ohio, United States	Infrastructure Services, Rentals and Sales	Owned
Melbourne, Australia	Infrastructure Services, Rentals and Sales	Leased
Mitry-Mory, France	Infrastructure Services, Rentals and Sales	Leased
Ratingen, Germany	Infrastructure Services, Rentals and Sales	Leased
Trevoux, France	Infrastructure Services, Rentals and Sales	Owned
Harsco Metals & Minerals Segment
Sarver, Pennsylvania, United States	Minerals and Recycling Technologies	Owned
Sorel—Tracy, Canada	Minerals and Recycling Technologies	Leased
Timoteo, Brazil	Minerals and Recycling Technologies	Leased
Drakesboro, Kentucky, United States	Roofing Granules/Abrasives	Owned
Fairless Hills, Pennsylvania, United States	Roofing Granules/Abrasives	Leased
Gary, Indiana, United States	Roofing Granules/Abrasives	Owned
Harsco Rail Segment
Brendale, Australia	Rail Maintenance Equipment	Owned
Fairmont, Minnesota, United States	Rail Maintenance Equipment	Owned
Ludington, Michigan, United States	Rail Maintenance Equipment	Owned
West Columbia, South Carolina, United States	Rail Maintenance Equipment	Owned
Harsco Industrial Segment
Catoosa, Oklahoma, United States	Heat Exchangers	Owned and Leased
Sapulpa, Oklahoma, United States	Heat Exchangers	Leased
East Stroudsburg, Pennsylvania, United States	Heat Transfer Products	Owned
Channelview, Texas, United States	Industrial Grating Products	Owned
Garrett, Indiana, United States	Industrial Grating Products	Leased
Leeds, Alabama, United States	Industrial Grating Products	Owned
Queretaro, Mexico	Industrial Grating Products	Owned
Tulsa, Oklahoma, United States	Industrial Grating Products	Leased

        The Harsco Metals business, which is part of the Harsco Metals & Minerals Segment, principally operates on customer-owned sites and has administrative offices in Camp Hill, Pennsylvania, and Leatherhead, United Kingdom.

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

Item 4.    (Removed and Reserved)

Supplementary Item.    Executive Officers of the Registrant (Pursuant to Instruction 3 to Item 401(b) of Regulation S-K).

        Set forth below, at February 24, 2011, are the executive officers (this excludes five corporate officers who are not deemed "executive officers" within the meaning of applicable Securities and Exchange Commission regulations) of the Company and certain information with respect to each of them. M. E. Kimmel and R. M. Wagner were elected to their respective positions effective April 27, 2010. S.D. Fazzolari, S. J. Schnoor, G. J. Claro, S. W. Jacoby and S. H. Gerson were elected to their respective positions effective July 6, 2010. I. J. Harrington was elected to his position effective July 13, 2010. All terms expire on April 26, 2011. There are no family relationships among any of the executive officers.

Name	Age	Principal Occupation or Employment
Executive Officers:
S. D. Fazzolari	58

Chairman, Chief Executive Officer and President of the Company since July 6, 2010. Chairman and Chief Executive Officer of the Company since April 22, 2008. Chief Executive Officer of the Company since January 1, 2008. Served as President and Chief Financial Officer of the Company from October 10, 2007 to December 31, 2007. Served as President, Chief Financial Officer and Treasurer of the Company from January 24, 2006 to October 9, 2007 and as a Director since January 2002. Served as Senior Vice President, Chief Financial Officer and Treasurer from August 1999 until January 2006 and as Senior Vice President and Chief Financial Officer from January 1998 to August 1999. Served as Vice President and Controller from January 1994 to December 1997 and as Controller from January 1993 to January 1994. Mr. Fazzolari began his Harsco career in 1980.

M. E. Kimmel	51

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

Name	Age	Principal Occupation or Employment
S. J. Schnoor	57

Senior Vice President, Chief Financial Officer and Treasurer since July 6, 2010. Senior Vice President and Chief Financial Officer since January 1, 2008. Served as Vice President and Controller of the Company from May 15, 1998 to December 31, 2007. Served as Vice President and Controller of the Patent Construction Systems Division from February 1996 to May 1998 and as Controller of the Patent Construction Systems Division from January 1993 to February 1996. Previously served in various auditing positions for the Company from 1988 to 1993. Prior to joining Harsco, he served in various auditing positions for Coopers & Lybrand from September 1985 to April 1988. Mr. Schnoor is a Certified Public Accountant.

I. J. Harrington	45

Executive Vice President and Group CEO—Harsco Infrastructure since July 13, 2010. Prior to joining Harsco in July 2010, he served in the senior management of Fluor Corporation, with business line leadership and strategic planning responsibilities in Fluor's energy and chemicals, manufacturing & life sciences, operations maintenance and global services groups. He has also held senior project management and field engineering responsibilities in the construction of major new manufacturing and petrochemical facilities in Europe, Africa and the Middle East.

G. J. Claro	51

Executive Vice President and Group CEO—Harsco Metals and Harsco Minerals since July 6, 2010. Served as Group CEO, Harsco Metals and Harsco Minerals Groups from September 1, 2009 to July 6, 2010. Served as Group CEO—Harsco Metals from June 1, 2009 to September 1, 2009. Prior to joining Harsco in 2009, Mr. Claro served as the CEO of Aleris Americas and has nearly 30 years of executive leadership experience in the worldwide metals industry, including 20 years as an international operations executive within Alcoa Inc.

S. W. Jacoby	44

Vice President and Group President—Harsco Rail since July 6, 2010. Served as President of Harsco Rail from April 2010 to July 2010. Served as Vice President and General Manager of Harsco Track Technologies from August 2007 to April 2010. Served as Vice President and General Manager of Air- X-Changers from April 2005 to August 2007. Mr. Jacoby has held other senior management positions in the Harsco Industrial business group since joining the Company on April 3, 1995. Prior to joining Harsco in 1995, Mr. Jacoby began his career with Mack Trucks.

S. H. Gerson	40

Vice President and Group President—Harsco Industrial since January 25, 2011. Served as Vice President and Group President- Harsco Industrial and Chief Information Officer from July 6, 2010 to January 25, 2011. Served as Chief Information Officer from April 4, 2005 to July 6, 2010. Prior to joining Harsco on April 4, 2005, Mr. Gerson was with Kulicke & Soffa Industries, Inc., where he served as IT director of their worldwide application services. He has also served in IT management capacities with Compaq Computers and TRW Inc.

R. M. Wagner	43

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Harsco Corporation common stock is listed on the New York Stock Exchange. At the end of 2010, there were 80,514,059 shares outstanding. In 2010, the Company's common stock traded in a range of $19.89 to $35.31 and closed at $28.32 at year-end. At December 31, 2010, there were approximately 18,260 stockholders. There are no significant limitations on the payment of dividends included in the Company's loan agreements. For additional information regarding Harsco common stock market price and dividends declared, see Dividend Action under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Common Stock Price and Dividend Information under Part II, Item 8, "Financial Statements and Supplementary Data." For additional information on the Company's equity compensation plans see Part III, Item 11, "Executive Compensation."

(c)
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2010–October 31, 2010	—	—	—	2,000,000
November 1, 2010–November 30, 2010	—	—	—	2,000,000
December 1, 2010–December 31, 2010	—	—	—	2,000,000

Total	—	—	—

        The Company's share repurchase program was extended by the Board of Directors in November 2010. The repurchase program expires January 31, 2012. At December 31, 2010, there are 2,000,000 authorized shares remaining in the program. When and if appropriate, repurchases are made in open market transactions, depending on market conditions. Repurchases may not be made and may be discontinued at any time.

Item 6.    Selected Financial Data.

Five-Year Statistical Summary

(In thousands, except per share, employee information and percentages)	2010	2009(a)	2008	2007(b)	2006
Income Statement Information attributable to Harsco Corporation common stockholders(c)
Revenues from continuing operations	$3,038,678	$2,990,577	$3,967,822	$3,688,160	$3,025,613
Income from continuing operations	10,885	133,838	245,623	255,115	186,402
Income (loss) from discontinued operations	(4,131)	(15,061)	(4,678)	44,377	9,996
Net income attributable to Harsco Corporation	6,754	118,777	240,945	299,492	196,398

Financial Position and Cash Flow Information
Working capital	$387,082	$418,237	$317,062	$471,367	$320,847
Total assets	3,469,220	3,639,240	3,562,970	3,905,430	3,326,423
Long-term debt	849,724	901,734	891,817	1,012,087	864,817
Total debt	884,932	984,927	1,012,883	1,080,794	1,063,021
Depreciation and amortization (including discontinued operations)	315,239	311,531	337,949	306,413	252,982
Capital expenditures	192,348	165,320	457,617	443,583	340,173
Cash provided by operating activities	401,427	434,458	574,276	471,740	409,239
Cash used by investing activities	(202,023)	(269,360)	(443,418)	(386,125)	(359,455)
Cash used by financing activities	(171,521)	(164,083)	(155,539)	(77,687)	(84,196)

Ratios
Return on sales(d)	0.4%	4.5%	6.2%	6.9%	6.2%
Return on average equity(e)(f)	0.7%	9.1%	14.6%	18.9%	16.4%
Current ratio	1.5:1	1.6:1	1.4:1	1.5:1	1.4:1
Total debt to total capital(f)(g)	37.6%	39.5%	41.1%	40.3%	47.4%

Per Share Information attributable to Harsco Corporation common stockholders(h)
Basic—Income from continuing operations	$0.14	$1.67	$2.94	$3.03	$2.22
—Income (loss) from discontinued operations	(0.05)	(0.19)	(0.06)	0.53	0.12

—Net income	$0.08 (i)	$1.48	$2.88	$3.56	$2.34

Diluted—Income from continuing operations	$0.13	$1.66	$2.92	$3.01	$2.21
—Income (loss) from discontinued operations	(0.05)	(0.19)	(0.06)	0.52	0.12

—Net income	$0.08	$1.47	$2.87 (i)	$3.53	$2.33

Book value(f)	$18.23	$18.79	$18.09	$18.99	$14.01
Cash dividends declared per share	0.82	0.805	0.78	0.7275	0.665

Other Information
Diluted average number of shares outstanding(h)	80,761	80,586	84,029	84,724	84,430
Number of employees	19,300	19,600	21,500	21,500	21,500
Backlog from continuing operations(j)	$415,766	$490,863	$639,693	$448,054	$236,460

(a)
Includes ESCO Interamerica, Ltd. acquired November 10, 2009 (Harsco Infrastructure Segment).

(b)
Includes Excell Minerals acquired February 1, 2007 (Harsco Metals & Minerals Segment).

(c)
2006 income statement information is reclassified to reflect the Gas Technologies Segment as Discontinued Operations. This Segment was disposed on December 7, 2007.

(d)
Return on sales is calculated by dividing income from continuing operations by revenues from continuing operations.

(e)
Return on average equity is calculated by dividing income from continuing operations by average equity throughout the year.

(f)
2006 through 2008 have been restated in order to include noncontrolling interests, previously referred to as minority interests, as a component of equity in accordance with the changes to consolidation accounting and reporting issued by the Financial Accounting Standards Board January 1, 2009.

(g)
"Total debt to total capital" is calculated by dividing total debt (short-term borrowings and long-term debt including current maturities) by the sum of equity and total debt.

(h)
2006 per share information is restated to reflect the 2-for-1 stock split effective in the first quarter of 2007.

(i)
Does not total due to rounding.

(j)
Excludes the estimated amount of long-term mill service contracts, which had estimated future revenues of $3.5 billion, $3.6 billion and $4.1 billion at December 31, 2010, 2009 and 2008, respectively. Also excludes backlog of the Harsco Infrastructure Segment and the roofing granules and industrial abrasives business within the Harsco Metals & Minerals Segment. These amounts are generally not quantifiable due to the nature and timing of the products and services provided.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Forward-Looking Statements

        The nature of the Company's business and the many countries in which it operates subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. In accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary remarks regarding important factors that, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. Forward-looking statements contained herein could include, among other things, statements about the Company's management confidence and strategies for performance; expectations for new and existing products, technologies and opportunities; and expectations regarding growth, sales, cash flows, earnings and Economic Value Added ("EVA®"). These statements can be identified by the use of such terms as "may," "could," "expect," "anticipate," "intend," "believe" or other comparable terms.

        Factors that could cause results to differ include, but are not limited to: (1) changes in the worldwide business environment in which the Company operates, including general economic conditions; (2) changes in currency exchange rates, interest rates, commodity and fuel costs and capital costs; (3) changes in the performance of stock and bond markets that could affect, among other things, the valuation of the assets in the Company's pension plans and the accounting for pension assets, liabilities and expenses; (4) changes in governmental laws and regulations, including environmental, tax and import tariff standards; (5) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services and technologies; (6) unforeseen business disruptions in one or more of the many countries in which the Company operates due to political instability, civil disobedience, armed hostilities, public health issues or other calamities; (7) the seasonal nature of the business; (8) the Company's ability to successfully enter into new contracts and complete new acquisitions or joint ventures in the timeframe contemplated or at all; (9) the integration of the Company's strategic acquisitions; (10) the amount and timing of repurchases of the Company's common stock, if any; (11) the recent global financial and credit crisis and economic conditions generally, which could result in the Company's customers curtailing development projects, construction, production and capital expenditures, which, in turn, could reduce the demand for the Company's products and services and, accordingly, the Company's sales, margins and profitability; (12) the outcome of any disputes with customers; (13) the financial condition of the Company's customers, including the ability of customers

(especially those that may be highly leveraged and those with inadequate liquidity) to maintain their credit availability; (14) the Company's ability to successfully implement and receive the expected benefits of cost-reduction and restructuring initiatives; and (15) other risk factors listed from time to time in the Company's SEC reports. A further discussion of these, along with other potential factors, can be found in Part I, Item 1A, "Risk Factors," of this Annual Report on Form 10-K. The Company cautions that these factors may not be exhaustive and that many of these factors are beyond the Company's ability to control or predict. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The Company undertakes no duty to update forward-looking statements except as may be required by law.

Executive Overview

        The Harsco Minerals businesses, which were previously a component of an "All Other" Category, are now reported with the Harsco Metals Segment to form the Harsco Metals & Minerals Segment. This reflects the increasing operating synergies of these businesses within the Company's global markets as well as the combined management of these businesses. The remaining businesses of the "All Other" Category are now being reported as the Harsco Industrial operating segment, which also reflects the combined management of these businesses. The "All Other" Category is no longer utilized. Segment information for prior periods has been reclassified to conform with the current presentation.

        The Company's revenues from continuing operations totaled $3.0 billion for both 2010 and 2009. The Company generated higher revenues for 2010 in the Harsco Metals & Minerals Segment due to an increase in global steel production and commodity pricing and in the Harsco Rail Segment due to higher levels of shipments under existing contracts. This was offset by weaker demand within the Harsco Infrastructure Segment due to distressed market conditions in global non-residential construction and decreased volume within the Harsco Industrial Segment. Foreign currency translation decreased revenues by $8.8 million for 2010 in comparison with last year. Incremental revenues for the Harsco Infrastructure Segment included $75.5 million from acquisitions in the Asia-Pacific, Latin America and Middle East regions for 2010 compared with last year.

				Percentage Change from 2009 to 2010
Revenues by Segment (Dollars in millions)	2010	2009	Change	Price/ Volume	Currency	Total
Harsco Infrastructure	$1,031.8	$1,159.2	$(127.4)	(9.0)%	(2.0)%	(11.0)%
Harsco Metals & Minerals	1,461.5	1,257.1	204.4	15.3	1.0	16.3
Harsco Rail	313.3	306.0	7.3	2.0	0.4	2.4
Harsco Industrial	231.9	268.1	(36.2)	(13.9)	0.4	(13.5)
Corporate	0.2	0.2	—	—	—	—

Total Revenues	$3,038.7	$2,990.6	$48.1	1.9%	(0.3)%	1.6%

        The following factors contributed positively to the Company's results for 2010:

  •
  Increased global steel production by the customers served by the Company;

  •
  Continued strong performance of Harsco Rail Segment resulting from higher levels of shipments and leaner operations;

  •
  Increased metals pricing benefitting the reclamation and recycling business of the Harsco Metals & Minerals Segment;

  •
  Further implementation of internal countermeasures to improve efficiency and eliminate unnecessary costs; and

  •
  The Company's global continuous improvement initiatives.

        These positive factors were offset by the following major challenges, emanating from the global recession which began in 2008 and continued to negatively impact the Harsco Infrastructure Segment during 2010:

  •
  A lack of meaningful commercial and multi-family construction activity in the United States and across Europe due principally to depressed demand;

  •
  Reduced demand in the Gulf Region of the Middle East due principally to the Dubai sovereign debt crisis;

  •
  Pricing pressures as global customers continued to seek lower cost solutions and increased competition for remaining projects; and

  •
  Postponements, deferrals and cancellation of jobs and projects.

        The Company continues to execute on its geographic expansion strategy, as revenues from targeted growth markets were approximately 25% of total revenues for 2010, compared with 22% for 2009.

				Percentage Change from 2009 to 2010
Revenues by Region (Dollars in millions)	2010	2009	Change	Price/ Volume	Currency	Total
Western Europe	$1,189.5	$1,268.5	$(79.0)	(2.5)%	(3.7)%	(6.2)%
North America	1,080.2	1,062.6	17.6	1.2	0.5	1.7
Latin America(a)	292.2	197.0	95.2	39.7	8.6	48.3
Middle East and Africa	201.1	228.7	(27.6)	(14.7)	2.6	(12.1)
Asia-Pacific	160.7	113.8	46.9	29.8	11.4	41.2
Eastern Europe	115.0	120.0	(5.0)	(2.1)	(2.1)	(4.2)

Total Revenues	$3,038.7	$2,990.6	$48.1	1.9%	(0.3)%	1.6%

(a)
Includes Mexico.

        Operating income from continuing operations for 2010 was $78.4 million, compared with $218.7 million for 2009. The decrease in operating income was driven by a depressed non-residential construction market, pricing pressures and restructuring initiative charges for 2010 in the Harsco Infrastructure Segment. This was partially offset by increased steel production at customer sites in the Harsco Metals & Minerals Segment and increased shipments in the Harsco Rail Segment, coupled with benefits from restructuring initiatives and countermeasures implemented over the past two years throughout the Company. Diluted earnings per share from continuing operations for 2010 were $0.13 compared with $1.66 for 2009.

        The results in 2010 include a net charge of $84.4 million, or $0.77 per share in the Harsco Infrastructure Segment relating to a restructuring initiative implemented in the fourth quarter of 2010. This initiative is part of an ongoing strategy to improve organizational efficiency and enhance profitability and shareholder value by optimizing this Segment as a more streamlined, efficient, cost-effective, disciplined and market-focused global platform. See Note 17, Restructuring Programs to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data." Resulting cost savings are expected to approximate $43 million in 2011 and be over $60 million when fully annualized in 2012. The non-cash portion of the restructuring charge totaled $43.2 million.

        The Company continues to have significant available liquidity and remains well-positioned from a financial flexibility perspective. Net cash generated from operating activities was $401.4 million in 2010, compared with $434.5 million in 2009. Capital expenditures in 2010 were modestly higher than in 2009 principally due to capital required for new contract signings in the Harsco Metals & Minerals Segment. In September 2010, the Company completed a $250 million bond offering that bears interest at 2.7% and matures in October 2015. The net proceeds of this issuance were used to repay, in part,

200 million British pound sterling-denominated notes that matured October 27, 2010. The Company's debt to capital ratio at December 31, 2010 was 37.6% (the lowest ratio in the last twelve years) compared with 39.5% at December 31, 2009. See Liquidity and Capital Resources under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion on cash flows.

Segment Financial Highlights

					Change
Revenues (Dollars in millions)	2010		2009		Amount	Percent
Harsco Infrastructure	$1,031.8	34.0%	$1,159.2	38.8%	$(127.4)	(11.0)%
Harsco Metals & Minerals	1,461.5	48.1	1,257.1	42.0	204.4	16.3
Harsco Rail	313.3	10.3	306.0	10.2	7.3	2.4
Harsco Industrial	231.9	7.6	268.1	9.0	(36.2)	(13.5)
Corporate	0.2	—	0.2	—	—	—

Total Revenues	$3,038.7	100.0%	$2,990.6	100.0%	$48.1	1.6%

						Change
Operating Income (Loss) (Dollars in millions)	2010		2009			Amount		Percent
Harsco Infrastructure	$(145.3)	(185.3)%	$68.4		31.3%	$(213.7)		(312.4)%
Harsco Metals & Minerals	117.9	150.3	43.3		19.8	74.6		172.3
Harsco Rail	66.1	84.3	56.5		25.9	9.6		17.0
Harsco Industrial	42.9	54.7	55.1		25.2	(12.2)		(22.2)
Corporate	(3.1)	(4.0)	(4.7)		(2.2)	1.6		33.5

Total Operating Income	$78.4 (a)	100.0%	$218.7	(a)	100.0%	$(140.2	)(a)	(64.1)%

(a)
Does not total due to rounding.

Operating Margins	2010	2009
Harsco Infrastructure	(14.1)%	5.9%
Harsco Metals & Minerals	8.1	3.4
Harsco Rail	21.1	18.5
Harsco Industrial	18.5	20.6

Consolidated Operating Margin	2.6%	7.3%

Harsco Infrastructure Segment:

        The Harsco Infrastructure Segment generated lower revenue and an operating loss in 2010 compared with 2009, due principally to lower end-market demand driven by greatly reduced commercial and multi-family construction activity in the United States, across Europe, and the Gulf Region of the Middle East, coupled with significant pricing pressures. In addition, the lack of available credit for certain customers has resulted in delayed or cancelled non-residential construction projects. Although acquisitions in the Asia-Pacific, Latin America and Middle East regions increased revenues compared with 2009, they reduced operating income due to adverse market conditions. Foreign currency translation reduced revenues and operating income compared with 2009 due to the weaker euro and British pound sterling, partially offset by the stronger Australian dollar and Canadian dollar.

Significant Effects on Revenues (In millions)
Revenues—2009	$1,159.2
Net decreased price and volume	(179.5)
Impact of foreign currency translation	(23.4)
Acquisitions	75.5

Revenues—2010	$1,031.8

  Significant Effects on Operating Income:

  •
  During 2010, the Segment's operating results decreased due to reduced, deferred or cancelled non-residential, commercial and infrastructure construction spending, exacerbated by ongoing pricing pressures in all major markets globally and lower equipment utilization rates.

  •
  In response to further deterioration of global infrastructure markets during 2010, this Segment incurred $95.7 million in restructuring costs in 2010 relating to restructuring initiatives, including $84.4 million of restructuring initiatives implemented in the fourth quarter of 2010 as part of an ongoing strategy to improve organizational efficiency and enhance profitability and shareholder value by optimizing this Segment as a more streamlined, efficient, cost-effective, disciplined and market-focused global platform. See Note 17, Restructuring Programs in Part II, Item 8, "Consolidated Financial Statements and Supplementary Data" for additional information regarding these restructuring initiatives.

  •
  These were offset by a combination of property sale gains of $3.3 million for 2010 and favorable contingent consideration adjustments of $10.6 million during 2010. See Note 2, Acquisitions and Dispositions in Part II, Item 8, "Consolidated Financial Statements and Supplementary Data" for additional information regarding the contingent consideration adjustments.

  •
  The net impact of acquisitions, excluding contingent consideration adjustments, reduced operating income by $3.3 million compared with 2009 due to adverse market conditions.

  •
  Foreign currency translation in 2010 decreased operating income for this Segment by $0.9 million compared with 2009.

Harsco Metals & Minerals Segment:

        The Harsco Metals & Minerals Segment generated higher revenues, operating income and margins in 2010 compared with 2009 due principally to the increased global steel production of its customers and higher commodity pricing. Foreign currency translation increased revenues and operating income compared with 2009 due to the strengthening Brazilian real, Australian dollar and South Africa rand, partially offset by the weakening euro and British pound sterling.

Significant Effects on Revenues (In millions)
Revenues—2009	$1,257.1
Net increased price and volume due to increased steel production	149.9
Higher commodity pricing and volume in the reclamation and recycling business	33.3
Impact of foreign currency translation	12.4
Impact of 2009 out-of-period adjustment	10.3
Other	(1.5)

Revenues—2010	$1,461.5

  Significant Effects on Operating Income:

  •
  Customers' production in 2010 increased approximately 20% compared with 2009.

  •
  Commodity pricing within the minerals and recycling technologies business increased approximately 41% compared with 2009.

  •
  During 2010, this Segment's operating income benefited from cost reduction initiatives; from sustained benefits from previously implemented restructuring actions; and from additional countermeasures implemented throughout 2009 and 2010 which have targeted expense reduction, revenue enhancement and asset optimization.

  •
  Foreign currency translation in 2010 increased operating income for this Segment by $2.7 million compared with 2009.

  •
  Operating income in 2009 included a decrease resulting from a one-time accounting adjustment of $9 million in the third quarter.

Harsco Rail Segment:

        The Harsco Rail Segment generated record revenues, operating income and margins in 2010 due principally to shipments of equipment to China and other parts of the world, coupled with cost reduction benefits as a result of continuous improvement initiatives.

Significant Effects on Revenues (In millions)
Revenues—2009	$306.0
Net increased volume	6.2
Impact of foreign currency translation	1.1

Revenues—2010	$313.3

  Significant Effects on Operating Income:

  •
  This Segment's operating income for 2010 increased over 2009 due to shipments of equipment under existing contracts in China and other parts of the world, partially offset by lower spare parts sales.

  •
  During 2010, this Segment's operating income and margins also benefited from ongoing implementation of continuous improvement initiatives.

  •
  Foreign currency translation in 2010 did not have a significant effect on operating income compared with 2009.

Harsco Industrial Segment:

        The Harsco Industrial Segment generated lower revenues and lower operating income resulting in a slight decrease in operating margin compared with 2009. The decline in revenues for 2010 was primarily due to reduced market demand for air-cooled heat exchangers and industrial grating; and the sale of the processing equipment line of business.

Significant Effects on Revenues (In millions)
Revenues—2009	$268.1
Net decreased price and volume	(31.7)
Sale of processing equipment line of business	(5.6)
Impact of foreign currency translation	1.1

Revenues—2010	$231.9

  Significant Effects on Operating Income:

  •
  The air-cooled heat exchangers business experienced an overall decrease during 2010 compared with 2009 due to reduced customer demand; however there was modest incremental improvement in demand throughout 2010 due to increased demand for natural gas resulting in increased customer volume.

  •
  Operating income in the industrial grating products business decreased in 2010 due to lower demand stemming from the weak economy as compared with 2009.

  •
  Operating income decreased due to higher cost of sales due to last-in, first-out ("LIFO") expense in 2010 compared with 2009.

  •
  Countermeasures targeting expense reduction, revenue enhancement and asset optimization continue to be implemented in this Segment, partially offsetting lower end-market demand in 2010.

  •
  Foreign currency translation in 2010 did not have a significant effect on operating income compared with 2009.

Outlook, Trends and Strategies

        Despite a certain level of uncertainty and ongoing global economic turbulence, the Company believes it is well-positioned to capitalize on opportunities in the near to long-term based on its strong balance sheet, available liquidity and ability to generate strong operating cash flows, as well as its demonstrated ability to execute appropriate countermeasures. Countermeasures such as ongoing cost-reduction initiatives; the Company's globally integrated enterprise initiative ("OneHarsco"); and the Company's continuous improvement program have significantly reduced, and should continue to reduce, the Company's cost structure and further enhance its financial strength without sacrificing quality of output. The Company's expansion of its global footprint in targeted growth markets; its diversity of services and products in industries that are fundamental to global growth; its long-term mill services and minerals supply contracts; the portability and mobility of its Harsco Infrastructure services equipment; and its large Harsco Infrastructure services customer base help mitigate the Company's overall long-term exposure to changes in the economic outlook in any single economy. However, any further deterioration of global economies could still have an adverse impact on the Company's operating results.

        The Harsco Infrastructure Segment again faced significant challenges in 2010, as the effects of the global economic recession and market uncertainty continued to impact the business through project delays, scope reductions or job cancellations. Austerity measures implemented by governments and companies in Europe, particularly in the United Kingdom, coupled with increased competitive pricing pressures and lower equipment utilization rates, negatively impacted the Segment's operating results. As a result, the Company initiated a significant restructuring program in the fourth quarter of 2010 to permanently reduce the Segment's cost base. These restructuring actions are expected to be substantially completed in the first quarter of 2011, setting the stage for improved results for this business starting in the second quarter of 2011 and, with some end-market improvement, an expected return to full-year profitability in 2012 and beyond. Restructuring charges in the fourth quarter of 2010 totaled $84.4 million. Resulting cost savings are expected to approximate $43 million in 2011 and be over $60 million when fully annualized in 2012.

        In the Harsco Metals & Minerals Segment, global steel production in 2010 recovered from record lows experienced in 2009. Steel production appears to have stabilized with the potential for further growth from increased global economic activity as well as future improvement in the global nonresidential construction market. In addition, the Company continues to see significant new bidding activities for its services to mills around the world, and anticipates the start-up in 2011 and 2012 of several contract awards in China and elsewhere as previously announced by the Company.

        The Harsco Rail Segment showed improved results in 2010 compared with 2009. The timing of Harsco Rail equipment deliveries impacts quarterly and annual results, but 2011 is expected to show continued improvement due to existing backlogs and strong new order bidding activity.

        A broader global market is being pursued by the Harsco Industrial Segment for its highly engineered products as growth opportunities to expand the Segment's businesses beyond their traditional North American focus are pursued. Part of this strategy is to establish certain joint venture partnerships in key geographies, several of which are currently under development.

        Additionally, the following significant items, risks, trends and strategies are expected to affect the Company in 2011 and beyond:

  •
  The Company will continue to place a strong focus on corporate-wide expansion into targeted and emerging markets to grow and improve the balance of its geographic footprint. More specifically, the Company's global growth strategies include steady, targeted expansion, particularly in the Gulf Region of the Middle East and Africa, Asia-Pacific and Latin America to further complement the Company's already strong presence throughout Europe and North America. Growth is also expected to be achieved through the provision of additional services to existing customers; new contracts in both developed and targeted growth markets; and targeted joint ventures and partnerships in strategic countries and market sectors. This strategy is expected to result in approximately 35% of revenue from emerging markets by 2015. This growth will come both organically and through investments such as the recently announced China's Taiyuan Iron & Steel (Group) Co, Ltd. ("TISCO") joint venture. Over time, a balanced geographic footprint should also benefit the Company through further diversification of its customer base.

  •
  The Company expects continued strong and sustainable cash flows from operating activities. The Company also expects to maintain discipline to limit capital expenditures through its ability to redeploy equipment to new projects, without jeopardizing growth opportunities. The Company believes that, in the current economic environment, the mobile nature of its capital investment pool will facilitate strategic growth initiatives in the near-term, lessening the need for growth capital expenditures, particularly for the Harsco Infrastructure Segment. New or renewed contracts in the Harsco Metals & Minerals Segment may require incremental capital investments. Strategic geographic expansion such as joint ventures in emerging markets, in any Segment, may also require higher levels of capital investments. Due to normal business seasonality, once again in 2011, the Company expects to generate most of its cash flow in the second half of the year.

  •
  Management will continue to be very selective and disciplined in allocating capital, choosing projects with the highest Economic Value Added ("EVA®") potential.

  •
  Continued implementation of the Company's enterprise-wide Continuous Improvement program is expected to provide long-term benefits and enhance the overall performance of the Company through increased efficiency and a reduced cost structure.

  •
  The Company announced in 2010 that it has embarked upon a business transformation initiative designed to create significant operating and cost efficiencies by improving the Company's internal supply chain planning, logistics, scheduling and integration throughout its worldwide operations. This project is expected to contribute to the Company's EVA® growth but could result in near-term cost increases and capital expenditures.

  •
  The Company has maintained a capital structure with a balance sheet debt to capital ratio approximating 40% for the last several years. That ratio has been reduced to 37.6% at year-end 2010 primarily due to prudent cash management including disciplined capital expenditures. This will provide financial flexibility for investing in strategic initiatives, including joint ventures and capital outlays, particularly for growth initiatives; however, such future spending may require short-term borrowing.

  •
  As a result of a very successful third quarter 2010 bond offering in which the Company issued 2.7% notes to pay off maturing 7.25% British pound sterling notes, the Company expects to save approximately $12 million in interest expense during 2011.

  •
  The effective income tax rate for 2011 is currently expected to be approximately 26% to 27.5%.

  •
  Currently, a majority of the Company's revenue is generated from customers located outside the United States, and a substantial portion of the Company's assets and employees are located outside the United States. United States income tax and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries as the Company considers such earnings as indefinitely reinvested in the operations of those subsidiaries. The Executive Branch of the U.S. Government (the "Administration") has indicated that 2011 tax reform may be structured with more of the business community's concerns in mind; however, the Administration has provided no indication that intended reform will be any more favorable to U.S. multi-national corporations with earnings indefinitely reinvested abroad. Any tax reform that reduces the Company's ability to defer U.S. taxes on profit indefinitely reinvested outside the United States could have a negative impact on the Company's ability to compete in the global marketplace.

  •
  Fluctuations in the U.S. dollar can have significant impacts in the Harsco Infrastructure and Harsco Metals & Minerals Segments, as approximately 80% of the revenues generated in these Segments are outside the United States. If the U.S. dollar weakens sales and operating income would generally improve. If the U.S. dollar strengthens, sales and operating income would generally be lower.

  •
  Volatility in energy and commodity costs (e.g., diesel fuel, natural gas, steel, etc.) and worldwide demand for these commodities could impact the Company's operations, both in cost increases or decreases to the extent that such increases or decreases are not passed on to customers. However, volatility in energy and commodity costs may provide additional service opportunities for the Harsco Metals & Minerals Segment as customers may outsource more services to reduce overall costs. Volatility may also affect opportunities in the Harsco Infrastructure Segment for additional plant maintenance and capital improvement projects.

  •
  Total defined benefit net periodic pension expense for 2011 is expected to be approximately $15 million, slightly higher than 2010. The increased expense is due to a lower discount rate at December 31, 2010, partially offset by higher than expected returns on plan assets in 2010. These two factors are the primary drivers of the Company's defined benefit net periodic pension expense as future service is no longer a factor in substantially all of the Company's significant defined benefit plans.

  •
  The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act became law during 2010. These new laws will have an impact on the Company's future costs for providing health care benefits to its employees when the laws begin to impact the Company in 2013 and beyond. The Company determined that the impact of the new laws on postretirement medical plans will be immaterial to its financial position, results of operations and cash flows. The Company is assessing the extent to which the new laws will affect its future health care and related employee benefit plan costs for active employees.

  •
  The Company may be required to record future impairment charges to the extent it cannot generate future cash flows at a level sufficient to recover the net book value of a reporting unit. As part of the Company's annual goodwill impairment testing, estimates of fair value are based on assumptions regarding future operating cash flows and growth rates of each reporting unit, discount rates applied to these cash flows and current market estimates of value. Based on the uncertainty of future growth rates and other assumptions used to estimated goodwill recoverability, future reductions in a reporting unit's cash flows could cause a material non-cash impairment charge of goodwill, which could have a material adverse effect on the Company's results of operations and financial condition.

Harsco Infrastructure Segment:

  •
  The Company has substantially completed a comprehensive restructuring initiative, which was announced in the fourth quarter of 2010, for the Harsco Infrastructure Segment. The Company anticipates pretax Harsco Infrastructure Segment benefits of approximately $43 million in 2011 from restructuring actions and fully annualized benefits of over $60 million beginning in 2012. The benefits will increase sequentially during each quarter of 2011 with the full annualized rate effective by the fourth quarter of the year. This sets the stage for improved results for this business starting in the second quarter of 2011 and, with some end-market improvement, a return to full-year profitability in 2012 and beyond. Additionally, the Company expects to dispose of non-core product lines that are part of the restructuring program during 2011.

  •
  The Company expects the Harsco Infrastructure Segment to incur an operating loss in the first quarter of 2011 as equipment utilization is expected to decline due to the normal sequential first-quarter seasonal slowdown. With early signs of increased quoting activity and new awards, a stabilizing rental rate and the effect of increasing restructuring cost savings as the year progresses, the Company anticipates sequential quarterly improvements throughout 2011. The main positive effect on the full-year 2011 results in the Harsco Infrastructure Segment is expected to be the benefits from the restructuring program and improved volumes in targeted regions that are being serviced by a refocused sales force.

  •
  The Company has initiated strategies to reposition the Harsco Infrastructure Segment and is focusing increasingly on projects in the global industrial maintenance and the civil infrastructure construction sectors; and developing this business in economies outside the United States and Western Europe that have greater prospects for both near-term and long-term growth. The Segment is shifting from small, essentially independent branches that serve smaller projects to an integrated business with resources able to focus on larger projects that will have a longer duration and which requires highly engineered solutions. Local focus on the customer will continue, but customer service will improve through coordinated logistics, engineering and product management.

  •
  In 2010, approximately 25% of the Segment's business was in the commercial and multi-family sector, which has been impacted most severely by tightened credit restrictions and the global economic downturn. The remainder of current business was spread equally within the industrial maintenance and infrastructure sectors. Over the next few years, the Company is targeting an allocation of approximately 40% each in the industrial maintenance and infrastructure sectors, with 20% in the commercial and multi-family sector. Industrial maintenance contracts generally are longer-term contracts with sustainable revenue streams serving the oil and gas, pharmaceutical, chemical, electric utility power plant and steel industries. Civil infrastructure contracts also tend to be longer-term contracts with "blue-chip" contractors and include government-sponsored projects from stimulus programs.

Harsco Metals & Minerals Segment:

  •
  For the Harsco Metals & Minerals Segment, in the first quarter of 2011, the Company expects steel production to remain at approximately the level experienced in the fourth quarter of 2010 and also expects similar volumes as the fourth quarter of 2010 for the Minerals businesses. The outlook for the full year 2011 is positive resulting from new contract startups and contract renewals with increased volumes.

  •
  The new 25-year joint venture relationship currently being finalized with TISCO and also subject to Chinese government approval, as announced in December 2010, will effectively address the environmentally beneficial processing and metal recovery of TISCO's stainless and carbon steel slag production by-products across a range of potential commercial applications. The Company anticipates that the joint venture has the potential to generate new revenues of an estimated $30 million per year initially, ramping up to a projected run rate of approximately $50 million to $60 million per year when fully operational. Harsco and TISCO will respectively share a 60%-40% relationship in the partnership.

  •
  The Harsco Metals & Minerals Segment is strategically focusing on adjacent market penetration and accelerated growth in emerging markets in the Gulf Region of the Middle East and Africa, Latin America and Asia-Pacific. As the steel manufacturing footprint moves towards developing countries, the Company expects that this Segment will continue to grow and at an accelerated pace. Profitability is currently higher in these markets and the customer's recognition for the value proposition is more evident.

  •
  The Company anticipates that tightening environmental regulations will compel customers to address their production waste streams as an opportunity to maximize environmental compliance. This should provide additional revenue opportunities for the Harsco Metals & Minerals Segment. The Company will continue to pursue growth opportunities in environmental services as increasing regulatory and public demand for environmental solutions creates additional outsourced opportunities in slag management.

  •
  The industrial abrasives and roofing granules business within the Harsco Metals & Minerals Segment generates value by collecting and processing boiler slag, a coal combustion by-product ("CCP") into commercially useful products that put this material to beneficial use in products such as roofing materials and blasting abrasives. In May 2010, the Environmental Protection Agency ("EPA") released a proposed rule that set out two different options with regard to the regulation of CCPs produced by coal-fired utility boilers. One option would regulate CCPs as hazardous waste when the CCPs are destined for disposal in landfills and surface impoundments. The second option would regulate the disposal of CCPs as solid waste by issuing minimum national criteria for proper management of these nonhazardous, solid wastes. Neither proposal changes the EPA's prior determination that beneficially used CCPs, including the Company's products, are exempt from the hazardous waste regulations. The adoption, terms and timing of any new regulation controlling disposal of CCPs remain uncertain, however, and there can be no assurance that any CCP regulation will continue to provide for an exemption for beneficial use of CCPs. The Company will continue to closely monitor the EPA's proposal.

  •
  Further consolidation in the global steel industry is possible. Should additional consolidations occur involving some of the steel industry's larger companies that are customers of the Company, it could result in an increase in concentration of revenues and credit risk for the Company. If a large customer were to experience financial difficulty, or file for bankruptcy protection, it could adversely impact the Company's income, cash flows and asset valuations. As part of its credit risk management practices, the Company closely monitors the credit standing and accounts receivable position of its customer base. Further consolidation may also increase pricing pressure on the Company and the competitive risk of services contracts that are due for renewal. Additionally, disputes with customers, including attempts by major customers to unilaterally change the terms and pricing of certain contracts, may adversely affect the Company's results. Conversely, such consolidation may provide additional service opportunities for the Company as the Company believes it is well-positioned competitively. As a result of this customer concentration, a key strategy of the Company is to diversify its customer base and expand to emerging market customers.

  •
  The Company will emphasize prudent global expansion of its reclamation and recycling business for extracting high-value metallic content from slag and responsibly handling and recycling residual materials. Environmental services provide growth opportunities in the reclamation and recycling business as additional outsourced functions in slag management of stainless steel and other high-value metals arise.

  •
  Improved customer production levels should have an overall positive effect on certain reclamation and recycling services in the near-term. Metal prices for our reclamation and recycling business have increased in 2010 compared with 2009 and are expected to increase slightly in 2011. Any price increases would have a positive effect on operating results, while decreases would have a negative impact.

Harsco Rail Segment:

  •
  The Company expects that the Harsco Rail Segment will continue to perform well during 2011, particularly due to the anticipated shipments of rail grinding machines under existing contracts. Bidding activity also remains strong. However, due to the shipment volumes, sales and income will be weighted more heavily to the latter half of 2011. Conversely, in 2010, the majority of the Segment's sales and income were recorded in the first half of the year. This is one of the major reasons why the Company expects the first quarter of 2011 earnings to be below the first quarter of 2010.

  •
  International demand for Harsco Rail's track maintenance services, solutions and equipment has been strong as reflected in global bidding activity. This is expected to continue into the long-term. The Harsco Rail Segment expects to develop a larger presence in certain developing countries as track construction and maintenance needs grow. Additionally, new higher-margin service and sales opportunities along with strategic acquisitions and/or joint ventures in the Harsco Rail Segment will be considered if the appropriate strategic opportunities arise.

  •
  This Segment will continue to pursue cost-reduction initiatives to reduce its overall cost base. These initiatives may result in near-term capital expenditures and restructuring costs.

Harsco Industrial Segment:

  •
  For 2011 and beyond, the Harsco Industrial Segment expects gradually improving results as its presence in emerging markets increases through joint ventures.

  •
  The Harsco Industrial Segment recently announced a $26 million order that marks the successful expansion of its air-cooled heat exchangers business into Australia. The Company plans to manufacture the heat exchangers in Australia through a new in-country joint venture now being formed, while providing engineering design and quality assurance support from Harsco Industrial Air-X-Changer's main facilities in the United States as well as Harsco's Offshore Services Center in Hyderabad, India. In addition, joint ventures in Brazil and China in the industrial grating business are expected to be operational by mid-year 2011.

  •
  Increased industrial use due to improving economic conditions will influence the price and demand for natural gas and, consequently, the demand for heat exchanger equipment. Weather trends can also impact this business as demand for heat exchanger equipment tends to increase in colder weather and decrease in warmer weather.

  •
  The heat exchanger business of the Harsco Industrial Segment is dependent on a small group of key customers. The loss of one of these customers due to competition or due to financial difficulty, or the filing for bankruptcy protection, could adversely impact the Company's income, cash flows and asset valuations. As part of its credit risk management practices, the Company closely monitors the credit standing and accounts receivable position of its customer base.

  •
  Worldwide supply and demand for steel and other commodities impact raw material costs for the Harsco Industrial segment. The Company has implemented strategies to help mitigate, but not eliminate, the potential impact that changes in steel and other commodity prices could have on operating income. If steel or other commodity costs associated with the Company's manufactured products increase and the costs cannot be passed on to the Company's customers, operating income would be adversely affected. Conversely, reduced steel and other commodity costs would improve operating income to the extent such savings do not have to be transferred to customers.

Results of Operations for 2010, 2009 and 2008

(Dollars are in millions, except per share information and percentages)	2010	2009	2008
Revenues from continuing operations	$3,038.7	$2,990.6	$3,967.8
Cost of services and products sold	2,336.9	2,252.1	2,926.4
Selling, general and administrative expenses	532.6	509.1	602.2
Other expenses	86.5	7.6	22.0
Operating income from continuing operations	78.4	218.7	412.0
Interest expense	60.6	62.7	73.2
Income tax expense from continuing operations	4.3	18.5	91.8
Income from continuing operations	16.6	140.8	251.5
Loss from discontinued operations, net of taxes	(4.1)	(15.1)	(4.7)
Net income attributable to Harsco Corporation	6.8	118.8	240.9
Diluted earnings per common share from continuing operations attributable to Harsco Corporation common stockholders	0.13	1.66	2.92
Effective income tax rate for continuing operations	20.9%	11.6%	26.7%

Comparative Analysis of Consolidated Results

Revenues

  2010 vs. 2009

        Revenues for 2010 increased $48.1 million or 2% from 2009. This increase was attributable to the following significant items:

(In millions)	Change in Revenues 2010 vs. 2009
$149.9	Net increased volume in the Harsco Metals & Minerals Segment due principally to increased steel production by the Company's customers.
75.5	Effect of business acquisitions in the Harsco Infrastructure Segment.
33.3	Net increased revenue in the Harsco Metals & Minerals Segment due to higher commodity pricing and increased volume in the reclamation and recycling services business.
10.3	Out-of-period adjustment in 2009 for the Harsco Metals & Minerals Segment.
(179.5)	Net decreased revenues in the Harsco Infrastructure Segment due to lower sales, rentals and reduced pricing principally due to lower activity levels and project deferrals, postponements and cancellations of non-residential construction activity globally as a result of economic decline.
(18.1)	Decreased revenues in the Harsco Industrial Segment for the air-cooled heat exchangers business due to a weaker natural gas market.
(17.1)	Reduced demand in the Harsco Industrial Segment for industrial grating products coupled with lower pricing levels.
(8.8)	Effect of foreign currency translation.
2.6	Other (minor changes across the various units not already mentioned).

$48.1	Total Change in Revenues 2010 vs. 2009

  2009 vs. 2008

        Revenues for 2009 decreased $977.2 million or 25% from 2008. This decrease was attributable to the following significant items:

(In millions)	Change in Revenues 2009 vs. 2008
$(356.1)	Net decreased volume due principally to the deterioration of the global steel markets in the Harsco Metals & Minerals Segment.
(277.9)	Net decreased revenues in the Harsco Infrastructure Segment due to lower sales and rentals, principally due to lower construction activity globally as a result of economic decline.
(254.7)	Effect of foreign currency translation.
(51.7)	Reduced demand in the Harsco Industrial Segment for industrial grating products coupled with lower pricing levels.
(45.1)	Decreased revenues in the Harsco Industrial Segment for the air-cooled heat exchangers business due to a weaker natural gas market.
(19.8)	Net decreased revenues in the Harsco Metals & Minerals Segment for the reclamation and recycling services business due to lower commodity pricing, partially offset by net increased volume.
(5.9)	Decreased volume in the Harsco Metals & Minerals Segment for the roofing granules and abrasives business.
(11.5)	Other (minor changes across the various units not already mentioned).
35.6	Net increased revenues in the Harsco Rail Segment due principally to a higher level of rail equipment shipments to China in 2009 and increased contract services, partially offset by lower repair parts sales.
9.9	Effect of business acquisitions in the Harsco Infrastructure Segment.

$(977.2)	Total Change in Revenues 2009 vs. 2008

Cost of Services and Products Sold

  2010 vs. 2009

        Cost of services and products sold for 2010 increased $84.7 million or 4% from 2009. This increase was attributable to the following significant items:

(In millions)	Change in Cost of Services and Products Sold 2010 vs. 2009
$56.8	Business acquisitions.
30.6	Principally unfavorable product mix in the Harsco Infrastructure Segment due to lower high-margin rentals.
2.7	Increased costs due to changes in revenue (exclusive of the effect of foreign currency translation and business acquisitions, and including the impact of increased commodity and energy costs included in selling prices).
(5.4)	Effect of foreign currency translation.

$84.7	Total Change in Cost of Services and Products Sold 2010 vs. 2009

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

Selling, General and Administrative Expenses

  2010 vs. 2009

        Selling, general and administrative expenses for 2010 increased $23.6 million or 5% from 2009. This increase was attributable to the following significant items:

(In millions)	Change in Selling, General and Administrative Expenses 2010 vs. 2009
$22.0	Effect of business acquisitions.
5.9	Higher professional fees due to "OneHarsco" initiatives.
4.6	Increased travel expenses to support business expansion and optimization projects.
(3.8)	Effect of foreign currency translation.
(3.6)	Decreased sales commissions, related to business activity.
(1.5)	Other.

$23.6	Total Change in Selling, General and Administrative Expenses 2010 vs. 2009

  2009 vs. 2008

        Selling, general and administrative expenses for 2009 decreased $93.1 million or 16% from 2008. This decrease was attributable to the following significant items:

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

Other Expenses

        This income statement classification includes impaired asset write-downs, product rationalization costs, employee termination benefit costs and costs to exit activities, offset by net gains on the disposal of non-core assets.

  2010 vs. 2009

        Net Other expenses of $86.5 million for 2010 increased $78.9 million from $7.6 million in 2009. This increase in other expenses primarily relates to a net charge of $84.4 million in the Harsco Infrastructure Segment for a restructuring initiative implemented in the fourth quarter of 2010, as part of an on-going strategy to improve organizational efficiency and enhance profitability and shareholder value by optimizing this Segment as a more streamlined, cost-effective, disciplined and market-focused global platform.

  2009 vs. 2008

        Net Other expenses of $7.6 million for 2009 decreased $14.4 million from $22.0 million in 2008. This decrease in other expenses primarily relates to restructuring charges that the Company incurred during the fourth quarter of 2008, principally in the Harsco Metals & Minerals Segment, that were not repeated at the same level.

        For additional information, see Note 15, Other (Income) and Expenses, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."

Interest Expense

  2010 vs. 2009

        Interest expense in 2010 was $60.6 million, a decline of $2.1 million or 3% compared with 2009. This was principally due to refinancing the 7.25% British pound sterling-denominated notes with a new 2.7% bond offering, to lower overall debt levels in 2010 and, to a lesser extent, lower interest rates on variable interest rate borrowings. The impact of foreign currency translation reduced interest expense by approximately $0.1 million.

  2009 vs. 2008

        Interest expense in 2009 was $62.7 million, a decline of $10.4 million or 14% compared with 2008. This was principally due to lower overall debt levels in 2009 and, to a lesser extent, lower interest rates on variable interest rate borrowings. The impact of foreign currency translation also reduced interest expense by approximately $4.4 million.

Income Tax Expense from Continuing Operations

  2010 vs. 2009

        Income tax expense from continuing operations in 2010 was $4.3 million, a decrease $14.2 million or 77% compared with 2009. This decline was due to lower earnings from continuing operations partially offset by an increase in the effective income tax rate from continuing operations. The effective income tax rate relating to continuing operations for 2010 was 20.9% versus 11.6% for 2009. The increase in the effective income tax rate for 2010 compared with 2009 is a reflection of certain non-recurring net discrete tax benefits recognized in 2009. The 2009 net discrete tax benefits included a change in the permanent reinvestment of prior year undistributed earnings and the recognition of previously unrecognized tax benefits in certain foreign and state jurisdictions, offset by an increase in unrecognized tax benefits related to an ongoing dispute between the European Union and a specific European country. Included in 2010 are $3.5 million of non-recurring, out-of-period benefits related primarily to deferred charges from historical intercompany sales of inventory and adjustments of other deferred tax balances, offset by a tax charge of $1.7 million related to valuation allowance activity for a specific foreign operating jurisdiction and a U.S. tax charge on certain non-deductible items of $1.7 million.

  2009 vs. 2008

        Income tax expense from continuing operations in 2009 was $18.5 million, a decrease of $73.3 million or 80% compared with 2008. This decline was due to lower earnings from continuing operations and a decrease in the effective income tax rate from continuing operations. The effective income tax rate relating to continuing operations for 2009 was 11.6% versus 26.7% for 2008. The decrease in the effective income tax rate for 2009 compared with 2008 reflected a decline in earnings in jurisdictions with higher tax rates, a change in the permanent reinvestment in current year earnings, and certain net discrete tax benefits recognized in 2009. The net discrete benefits include a change in the permanent reinvestment of prior year undistributed earnings and the recognition of previously unrecognized tax benefits in certain foreign and state jurisdictions, offset by an increase in unrecognized tax benefits related to an ongoing dispute between the European Union and a specific European country.

        For additional information, see Note 9, Income Taxes, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."

Income from Continuing Operations

  2010 vs. 2009

        Income from continuing operations in 2010 of $16.6 million was $124.2 million or 88% lower than 2009. This decrease principally resulted from weak market conditions in non-residential construction affecting the Harsco Infrastructure Segment from the economic climate over the past two years, including a net $84.4 million restructuring charge incurred in the fourth quarter of 2010. This was partially offset by an increase in global steel production and commodity pricing in the Harsco Metals & Minerals Segment and higher levels of shipments under existing contracts for the Harsco Rail Segment.

  2009 vs. 2008

        Income from continuing operations in 2009 of $140.8 million was $110.7 million or 44% lower than 2008. This decrease resulted from the global economic downturn that continued throughout 2009 and the slower than expected recovery.

Loss from Discontinued Operations

  2010 vs. 2009

        A loss from discontinued operations of $4.1 million was generated in 2010 primarily due to a pre-tax charge of $5.0 million related to potential and contingent third party tort claims, as more fully described in Note 10, Commitments and Contingencies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data." This compares with a loss of $15.1 million in 2009 due principally to the resolution of open claims and counterclaims that had been submitted to arbitration related to the disposition of the Gas Technologies Segment, coupled with the tax effect from the final purchase price allocation.

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

Net Income Attributable to Harsco Corporation and Earnings Per Share

  2010 vs. 2009

        Net income attributable to Harsco Corporation of $6.8 million and diluted earnings per share of $0.08 in 2010 were lower than 2009 by $112.0 million or 94% and $1.47 or 95%, respectively, due to decreased income from continuing operations partially offset by a decrease in losses from discontinued operations for the reasons described above.

  2009 vs. 2008

        Net income attributable to Harsco Corporation of $118.8 million and diluted earnings per share of $1.47 in 2009 were lower than 2008 by $122.2 million or 51% and $1.40 or 49%, respectively, due to decreased income from continuing operations and increased losses from discontinued operations for the reasons described above.

Liquidity and Capital Resources

Overview

        Global financial markets, which have been under stress since 2008 due to poor financial institution lending and investment practices and sharp declines in real estate values, have improved for certain highly rated credit issuers. However, tightened credit conditions for the funding of non-residential construction projects, particularly commercial construction, along with the sovereign debt crisis in Europe and the Middle East and recent economic austerity measures implemented in the United Kingdom have restrained growth in the Harsco Infrastructure Segment. These unfavorable conditions in the credit markets continue to affect some of the Company's current and potential customers. In response to these changes in global economic conditions, the Company continues to implement capital efficiency initiatives to enhance liquidity including the following: prudently reducing capital spending to projects where the highest returns can be achieved while redeploying existing capital investments; optimizing worldwide cash positions; reducing discretionary spending; and frequent evaluation of customer and business-partner credit risk.

        Despite the global financial market environment, the Company continues to have sufficient available liquidity and has been able to obtain all necessary financing. On September 20, 2010, the Company successfully issued $250 million five-year notes bearing interest at 2.7%. The net proceeds of this issuance were used to repay, in part, the 200 million British pound sterling-denominated notes that matured October 27, 2010. At that time, the Company issued additional commercial paper debt to repay the remainder of the British pound sterling-denominated notes in excess of the proceeds from the 2010 bond issuance. The Company currently expects operational and business needs to be covered by cash from operations for 2011, although borrowings may be made from time to time due to historical patterns of seasonal cash flow and for the funding of various projects. Despite difficult end markets for the Harsco Infrastructure Segment, the Company generated strong operating cash flows of $401.4 million in 2010, a modest decrease from 2009 operating cash flow of $434.5 million. The results in 2010 compared with 2009 reflect lower levels of income generated by the Harsco Infrastructure Segment.

        In 2010, the Company invested $192.3 million in capital expenditures (43.5% of which were for revenue-growth projects), compared with $165.3 million invested in 2009. The Company paid $66.0 million in stockholder dividends in 2010 compared with $63.8 million paid in 2009.

        Total debt outstanding decreased by $100.0 million. The decrease in borrowings was driven by the Company's continued prudent spending on capital investments, which enabled the company to pay down debt. The Company's debt to total capital ratio decreased to 37.6% at December 31, 2010 due to the lower debt levels. This was the lowest debt to total capital ratio in the last twelve years. The Company's debt to total capital ratio was 39.5% at December 31, 2009.

        Despite the difficult end markets for the Harsco Infrastructure Segment, the Company expects to generate strong operating cash flows for 2011. The Company plans to sustain its balanced portfolio through its strategy of redeploying discretionary cash for disciplined organic growth and international or market-segment diversification; for potential strategic joint ventures and partnerships; for growth in long-term, high-return and high-renewal-rate services contracts for the Harsco Metals & Minerals Segment, principally in targeted growth markets or for customer diversification; and for strategic investments or possible acquisitions in the Harsco Rail Segment. The Company also foresees continuing its long and consistent history of paying dividends to stockholders.

        The Company continues its focus on improving working capital management. Globally integrated enterprise initiatives, such as "OneHarsco," are being used to continue to further improve the effective and efficient use of working capital, particularly accounts receivable and inventories in the Harsco Infrastructure, Harsco Metals & Minerals and Harsco Rail Segments.

Cash Requirements

        The following summarizes the Company's expected future payments related to contractual obligations and commercial commitments at December 31, 2010.

  Contractual Obligations at December 31, 2010(a)

		Payments Due by Period
(In millions)	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Short-term debt	$31.2	$31.2	$—	$—	$—
Long-term debt (including current maturities and capital leases)	853.7	4.0	152.6	249.7	447.4
Projected interest payments on long-term debt(b)	244.5	41.0	78.9	64.2	60.4
Pension benefit payments(c)	661.5	61.2	118.1	127.0	355.2
Operating leases	154.9	41.2	56.1	33.6	24.0
Purchase obligations	125.2	115.8	9.3	0.1	—
Cross-currency interest rate swaps(d)	648.8	25.5	51.0	51.0	521.3
Foreign currency forward exchange contracts(e)	214.2	214.2	—	—	—

Total contractual obligations(f)	$2,934.0	$534.1	$466.0	$525.6	$1,408.3

(a)
See Note 6, Debt and Credit Agreements; Note 7, Leases; Note 8, Employee Benefit Plans; Note 9, Income Taxes; and Note 13, Financial Instruments, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional disclosures on short-term and long-term debt; operating leases; pensions; income taxes; and cross-currency interest rate swaps and foreign currency forward exchange contracts, respectively.

(b)
The total projected interest payments on Long-term Debt are based upon borrowings, interest rates and foreign currency exchange rates at December 31, 2010. The interest rates on variable-rate debt and the foreign currency exchange rates are subject to changes beyond the Company's control and may result in actual interest expense and payments differing from the amounts projected above.

(c)
Amounts represent expected benefit payments by the defined benefit plans for the next 10 years.

(d)
This amount represents the notional value of the cross-currency interest rate swaps outstanding at December 31, 2010. Due to the nature of these contracts, there will be offsetting cash flows to these obligations. The cross-currency interest rate swaps are recorded in the Consolidated Balance Sheets at fair value.

(e)
This amount represents the notional value of the foreign currency exchange contracts outstanding at December 31, 2010. Due to the nature of these contracts, there will be offsetting cash flows to these obligations, with the difference recognized as a gain or loss in the Consolidated Statement of Income.

(f)
At December 31, 2010, in addition to the above contractual obligations, the Company had approximately $46.6 million of long-term tax liabilities, including interest and penalties, related to uncertain tax positions. Because of the high degree of uncertainty regarding the timing of future cash flows associated with these long-term tax liabilities, the Company is unable to estimate the years in which settlement will occur with the respective taxing authorities. These long-term tax liabilities may be partially offset by loss carry forwards of $8.5 million which may be recognized upon the resolution of certain uncertain tax positions.

        Off-Balance Sheet Arrangements—The following table summarizes the Company's contingent commercial commitments at December 31, 2010. These amounts are not included in the Company's Consolidated Balance Sheets since there are no current circumstances known to management indicating that the Company will be required to make payments on these contingent obligations.

  Commercial Commitments at December 31, 2010

		Amount of Commitment Expiration Per Period
(In millions)	Total Amounts Committed	Less than 1 Year	1–3 Years	4–5 Years	Over 5 Years	Indefinite Expiration
Standby Letters of Credit	$198.4	$150.6	$43.9	$0.5	$—	$3.4
Guarantees	83.3	10.2	0.7	0.4	6.1	65.9
Performance Bonds	12.0	5.2	0.1	—	—	6.7
Other Commercial Commitments	11.1	—	—	—	—	11.1

Total Commercial Commitments	$304.8	$166.0	$44.7	$0.9	$6.1	$87.1

        Certain commercial commitments, that are of a continuous nature, do not have an expiration date and are therefore considered to be indefinite in nature.

Sources and Uses of Cash

        The Company's principal sources of liquidity are cash from operations and borrowings under its various credit agreements, augmented periodically by cash proceeds from non-core asset sales. The primary drivers of the Company's cash flow from operations are the Company's sales and income. The Company's long-term Harsco Metals & Minerals Segment's contracts, in addition to the backlog of certain equipment orders and the long-term nature of certain service contracts within the Harsco Rail Segment, provide predictable cash flows for the near-term years. (See the "Certainty of Cash Flows" section for additional information on estimated future revenues of Harsco Metals & Minerals and Harsco Rail Segments' contracts and order backlogs for the Company's manufacturing businesses.) Cash returns on capital investments made in prior years, for which no cash is currently required, are a significant source of cash from operations. Depreciation expense related to these investments is a non-cash charge. The Company also continues to maintain working capital at a manageable level based upon the requirements and seasonality of the businesses.

        Major uses of operating cash flows and borrowed funds include: capital investments, principally in the Harsco Metals & Minerals Segment; payroll costs and related benefits; dividend payments; pension funding payments; inventory purchases for the Harsco Rail and Industrial Segment; income tax payments; debt principal and interest payments; insurance premiums and payments of self-insured casualty losses; and machinery, equipment, automobile and facility lease payments. Cash is also used for targeted, strategic acquisitions as appropriate opportunities arise.

        Resources available for cash requirements—The Company meets its ongoing cash requirements for operations and growth initiatives by utilizing cash from operations, by accessing the public debt markets and by borrowing from banks. Public markets in the United States and Europe are accessed through the Company's commercial paper programs and through discrete-term note issuance to investors. Various bank credit facilities are available throughout the world. On September 20, 2010, the Company successfully issued $250 million five-year notes bearing interest at 2.7%. In October 2010, the Company issued additional commercial paper debt to repay the remainder of the 200 million British pound sterling-denominated notes in excess of the proceeds from the 2010 bond issuance. The Company expects to utilize public debt markets, bank facilities and cash from operations to meet its cash requirements in the future.

        The following table illustrates the amounts outstanding under credit facilities and commercial paper programs and available credit at December 31, 2010:

	At December 31, 2010
Summary of Credit Facilities and Commercial Paper Programs (In millions)	Facility Limit	Outstanding Balance	Available Credit
U.S. commercial paper program	$550.0	$—	$550.0
Euro commercial paper program	267.4	26.7	240.7
Multi-year revolving credit facility(a)	570.0	—	570.0
Bilateral credit facility(b)	30.0	—	30.0

Totals at December 31, 2010	$1,417.4	$26.7	$1,390.7	(c)

(a)
U.S.-based program.

(b)
International-based program.

(c)
Although the Company has significant available credit, for practical purposes, the Company limits aggregate commercial paper and credit facility borrowings at any one-time to a maximum of $600 million (the aggregate amount of the back-up facilities).

        During the fourth quarter of 2009, the Company entered into a new three-year revolving credit facility in the amount of $570 million, through a multi-national syndicate of 21 banks co-led by Citibank and Royal Bank of Scotland. This $570 million facility serves as back-up to the Company's commercial paper programs. Interest rates on the facility are based upon either the announced Citibank Prime Rate, the Federal Funds Effective Rate plus a margin or LIBOR plus a margin. The Company pays a facility fee (currently 0.375% per annum) that varies based upon its credit ratings. At December 31, 2010, there were no borrowings outstanding on this credit facility.

        The Company's bilateral credit facility was amended in December 2010 to extend the maturity date to December 2011. This $30 million facility serves as back-up to the Company's commercial paper programs and also provides available financing for the Company's European operations. Borrowings under this facility are available in most major currencies with active markets at interest rates based upon LIBOR plus a margin. Borrowings outstanding at expiration may be repaid over the succeeding 12 months. At December 31, 2010 and 2009, there were no borrowings outstanding on this facility.

        See Note 6, Debt and Credit Agreements, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for more information on the Company's credit facilities.

        Credit Ratings and Outlook—The following table summarizes the Company's current debt ratings:

	Long-term Notes	U.S.-Based Commercial Paper	Outlook
Standard & Poor's (S&P)	A-	A-2	Negative
Moody's	Baa2	P-2	Stable
Fitch	A-	F2	Stable

        The Company's euro-based commercial paper program has not been rated since the euro market does not require it. In September 2010, Standard & Poor's and Fitch reaffirmed the Company's credit ratings. In January 2011, Moody's downgraded the Company's Long-term Notes to Baa2, but upgraded its Outlook to Stable. This downgrade resulted in an increase of 0.10% to the facility fee paid by the Company on the Company's multi-year revolving credit facility from 0.275% to 0.375%. Any additional downgrades to the Company's credit ratings may increase borrowing costs to the Company, while an improvement in the Company's credit ratings may decrease borrowing costs to the Company.

Additionally, future downgrades in the Company's credit ratings may result in reduced access to credit markets.

        Working Capital Position—Changes in the Company's working capital are reflected in the following table:

(Dollars are in millions)	December 31 2010	December 31 2009	Increase (Decrease)
Current Assets
Cash and cash equivalents	$124.2	$94.2	$30.0
Trade accounts receivable, net	585.3	598.3	(13.0)
Other receivables, net	29.3	30.9	(1.6)
Inventories	271.6	291.2	(19.6)
Other current assets	144.5	154.7	(10.2)
Total current assets	1,154.9	1,169.3	(14.4)

Current Liabilities
Notes payable and current maturities	35.2	83.2	(48.0)
Accounts payable	261.5	215.5	46.0
Accrued compensation	83.9	67.7	16.2
Income taxes payable	9.7	5.9	3.8
Other current liabilities	377.6	378.8	(1.2)

Total current liabilities	767.9	751.1	16.8

Working Capital	$387.0	$418.2	$(31.2)

Current Ratio(a)	1.5:1	1.6:1

(a)
Calculated as Current assets / Current liabilities

        Working capital decreased 7% in 2010 due principally to the following factors:

  •
  Net trade accounts receivable decreased $13.0 million primarily due to improved collections;

  •
  Inventories decreased $19.6 million primarily due to the Company's focus on reducing inventory levels based upon current market demand;

  •
  Accounts payable increased $46.0 million due to increased business activity primarily in the Harsco Metals & Minerals Segment and the Harsco Infrastructure Segment; and

  •
  Accrued compensation increased $16.2 million due to higher incentive compensation accruals at year-end 2010.

        These factors were partially offset by the following:

  •
  Cash increased $30.0 million primarily due to stronger December cash flows; and

  •
  Notes payable and current maturities decreased $48.0 million due to strong operating cash flows in 2010 that facilitated repayments of short-term commercial paper and other borrowings.

        Certainty of Cash Flows—The certainty of the Company's future cash flows is underpinned by the long-term nature of the Company's metals services contracts, the order backlog for the Company's railway track maintenance services and equipment, and the strong discretionary cash flows (operating cash flows in excess of the amounts necessary for capital expenditures to maintain current revenue levels) generated by the Company. Historically, the Company has utilized these discretionary cash flows for growth-related capital expenditures, strategic acquisitions and for debt repayment. As the Company has demonstrated since the end of 2008, it has the ability to substantially reduce its capital expenditures due to the mobility of its existing capital investment base as well as a more disciplined globally integrated capital allocation approach. The existing capital base can be redeployed for use in growth projects, thus limiting the need for new investment, especially for the Harsco Infrastructure Segment. The Company has continued to grow in countries with increased demand through prudent redeployment of its existing equipment.

        At December 31, 2010, the Company's metals services contracts had estimated future revenues of $3.5 billion, compared with $3.6 billion at December 31, 2009. At December 31, 2010, the Company's railway track maintenance services and equipment business had estimated future revenues of $338.9 million compared with $442.3 million at December 31, 2009. This is primarily due to shipment of orders during 2010, partially offset by new orders. The railway track maintenance services and equipment business includes a significant portion that will not be realized until late 2011 and 2012 due to the long lead-time necessary to build certain equipment, and the long-term nature of certain service contracts. In addition, at December 31, 2010, the Company had an order backlog of $76.9 million in the Harsco Industrial Segment. This compares with $48.6 million at December 31, 2009. The increase from December 31, 2009 is due principally to international orders. Order backlog for scaffolding, shoring and forming services; for roofing granules and slag abrasives; and for the reclamation and recycling services of high-value content from steelmaking slag is excluded from the above amounts. These amounts are generally not quantifiable due to the short order lead times for certain services, the nature and timing of the products and services provided and equipment rentals with the ultimate length of the rental period unknown.

        The types of products and services that the Company provides are not subject to rapid technological change, which increases the stability of related cash flows. Additionally, each of the Company's businesses, in its balanced portfolio, is among the top three companies (relative to sales) in the industries and markets the Company serves. Due to these factors, the Company is confident in its future ability to generate positive cash flows from operations.

Cash Flow Summary

        The Company's cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

Summarized Cash Flow Information (In millions)	2010	2009	2008
Net cash provided by (used in):
Operating activities	$401.4	$434.5	$574.3
Investing activities	(202.0)	(269.4)	(443.4)
Financing activities	(171.5)	(164.1)	(155.6)
Effect of exchange rate changes on cash	2.2	1.8	(5.8)

Net change in cash and cash equivalents	$30.1	$2.8	$(30.5)

        Cash From Operating Activities—Net cash provided by operating activities in 2010 was $401.4 million, a decrease of $33.1 million from 2009. The decrease was primarily due to lower net income in 2010 as compared with 2009 primarily attributable to the Harsco Infrastructure Segment.

        Cash Used in Investing Activities—In 2010, cash used in investing activities was $202.0 million consisting primarily of capital investments of $192.3 million and $27.6 million used for strategic acquisitions. Capital investments increased $27.0 million compared with 2009. Growth capital constituted 43.5% of investments made in 2010, with capital investments made predominantly in the Harsco Metals & Minerals Segment. Throughout 2011, the Company plans to continue to manage its balanced portfolio and consider opportunities to invest in value creation projects. Additionally, the Company intends to increase growth investments, including joint ventures, in the Harsco Metals & Minerals and Harsco Rail Segments in 2011 and beyond, as these businesses continue to expand globally.

        Cash Used in Financing Activities—The following table summarizes the Company's debt and capital positions at December 31, 2010 and 2009.

(Dollars are in millions)	December 31 2010	December 31 2009
Notes Payable and Current Maturities	$35.2	$83.2
Long-term Debt	849.7	901.7

Total Debt	884.9	984.9
Total Equity	1,468.1	1,509.8

Total Capital	$2,353.0	$2,494.7

Total Debt to Total Capital(a)	37.6%	39.5%

(a)
Calculated as Total debt/Total capital.

        The Company's debt as a percent of total capital decreased in 2010 due to lower overall debt, primarily due to lower capital expenditures.

Debt Covenants

        The Company's credit facilities contain a covenant stipulating a maximum debt to capital ratio of 60%. One credit facility also contains a covenant requiring a minimum net worth of $475 million and another limits the proportion of subsidiary consolidated indebtedness to 10% of consolidated tangible assets. The Company's 5.75% and 2.70% notes include covenants that permit the note holders to redeem their notes at 101% of par in the event of a change of control of the Company or disposition of a significant portion of the Company's assets in combination with the Company's credit rating downgraded to non-investment grade. At December 31, 2010, the Company was in compliance with these covenants with a debt to capital ratio of 37.6% and total net worth of $1.5 billion. Based on balances at December 31, 2010, the Company could increase borrowings by approximately $1.3 billion and still be within its debt covenants. Alternatively, keeping all other factors constant, the Company's equity could decrease by approximately $0.9 billion and the Company would still be within its debt covenants. The Company expects to continue to be compliant with these debt covenants one year from now.

Cash and Value-Based Management

        The Company has various cash management systems throughout the world that centralize cash at various bank accounts where it is economically justifiable and legally permissible to do so. These centralized cash balances are then redeployed to other operations to reduce short-term borrowings and to finance working capital needs or capital expenditures. Due to the transitory nature of cash balances, they are normally invested in bank deposits that can be withdrawn at will or in very liquid short-term bank time deposits and government obligations. The Company's policy is to use banks located in the various countries in which the Company operates rated "A" or better, or if no such banks exist, to use the largest banks within those countries. The Company continuously monitors the creditworthiness of its banks and when appropriate will adjust its banking operations to reduce or eliminate exposure to less creditworthy banks.

        The Company plans to continue with its strategy of targeted, prudent investing for strategic purposes for the foreseeable future, continuing to make more efficient use of existing investments. The long-term goal of this strategy is to create stockholder value by improving the Company's EVA. Under this program, the Company evaluates strategic investments based upon the investment's economic profit. EVA equals after-tax operating profits less a charge for the use of the capital employed to create those profits. Therefore, value is created when a project or initiative produces a return above the cost of capital. In 2010, EVA was lower compared with 2009 due to lower operating profits, principally in the Harsco Infrastructure Segment.

        The Company currently expects to continue paying dividends to stockholders. In November 2010, the Company paid its 242nd consecutive quarterly cash dividend. In November 2010, the Company also declared its 243rd consecutive quarterly cash dividend.

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

Defined Benefit Pension Benefits

        The Company has defined benefit pension plans in several countries. The largest of these plans are in the United Kingdom and the United States. The Company's funding policy for these plans is to contribute amounts sufficient to meet the minimum funding pursuant to U.K. and U.S. statutory requirements, plus any additional amounts that the Company may determine to be appropriate. The Company made cash contributions to its defined benefit pension plans of $19.2 million and $28.7 million (including $8.1 million of voluntary payments) during 2010 and 2009, respectively. Additionally, the Company expects to make a minimum of $41.2 million in cash contributions to its defined benefit pension plans during 2011.

        The Company continues to evaluate alternative strategies to further reduce overall net periodic pension cost including the consideration of converting the remaining few defined benefit plans to defined contribution plans; the ongoing evaluation of investment fund managers' performance; the balancing of plan assets and liabilities; the risk assessment of multi-employer pension plans; the possible merger of certain plans; the consideration of incremental cash contributions to certain plans; and other changes that could reduce future net periodic pension cost volatility and minimize risk.

Critical Estimate—Defined Benefit Pension Benefits

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

        The discount rates used in calculating the Company's projected benefit obligations at the December 31, 2010 measurement date for the U.K. and U.S. defined benefit pension plans were 5.5% and 5.3%, respectively, and the global weighted-average discount rate was 5.4%. The discount rates selected represent the average yield on high-quality corporate bonds at the measurement dates. Annual net periodic pension cost is determined using the discount rates at the measurement date at the beginning of the year. The discount rates for 2010 expense were 5.7% for the U.K. plan, 5.9% for the U.S. plans, and 5.8% for the global weighted-average of plans. Net periodic pension cost and the projected benefit obligation generally increase as the selected discount rate decreases.

        The expected long-term rate of return on plan assets is determined by evaluating the asset return expectations with the Company's advisors as well as actual, long-term, historical results of asset returns for the pension plans. Generally the net periodic pension cost increases as the expected long-term rate of return on assets decreases. For 2010, the global weighted-average expected long-term rate of return on asset assumption was 7.5%. For 2011, the expected global long-term rate of return on assets is also 7.5%. This rate was determined based on a model of expected asset returns for an actively managed portfolio.

        Changes in defined benefit net periodic pension cost may occur in the future due to changes in actuarial assumptions and due to changes in returns on plan assets resulting from financial market conditions. Holding all other assumptions constant, using December 31, 2010 plan data, a one-half percent increase or decrease in the discount rate and the expected long-term rate of return on plan assets would increase or decrease annual 2011 pre-tax defined benefit net periodic pension cost as follows:

Approximate Changes in Pre-tax Defined Benefit Net Periodic Pension Cost
	U.S. Plans	U.K. Plan
Discount rate
One-half percent increase	Decrease of $0.3 million	Decrease of $2.1 million
One-half percent decrease	Increase of $0.2 million	Increase of $2.2 million
Expected long-term rate of return on plan assets
One-half percent increase	Decrease of $1.1 million	Decrease of $3.0 million
One-half percent decrease	Increase of $1.1 million	Increase of $3.0 million

        Should circumstances that affect these estimates change, increases or decreases to the net pension obligations may be required. Additionally, certain events could result in the pension obligation changing at a time other than the annual measurement date. This would occur when a benefit plan is amended or when plan curtailments or settlements occur.

        See Note 8, Employee Benefit Plans, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional disclosures related to these items.

Notes and Accounts Receivable

        Notes and accounts receivable are stated at their net realizable value through the use of an allowance for doubtful accounts. The allowance is maintained for estimated losses resulting from the inability or unwillingness of customers to make required payments. The Company has policies and procedures in place requiring customers to be evaluated for creditworthiness prior to the execution of new service contracts or shipments of products. These reviews are structured to minimize the Company's risk related to realizability of its receivables. Despite these policies and procedures, the Company may at times still experience collection problems and potential bad debts due to economic conditions within certain industries (e.g., construction and steel industries) and countries and regions in which the Company operates. At December 31, 2010 and 2009, trade accounts receivable of $585.3 million and $598.3 million, respectively, were net of reserves of $20.3 million and $24.5 million, respectively.

Critical Estimate—Notes and Accounts Receivable

        A considerable amount of judgment is required to assess the realizability of receivables, including the current creditworthiness of each customer, related aging of the past due balances and the facts and circumstances surrounding any non-payment. The Company's provisions for bad debts during 2010, 2009 and 2008 were $10.0 million, $9.3 million and $12.5 million, respectively.

        On a monthly basis, customer accounts are analyzed for collectability. Reserves are established based upon a specific-identification method as well as historical collection experience, as appropriate. The Company also evaluates specific accounts when it becomes aware of a situation in which a customer may not be able to meet its financial obligations due to a deterioration in its financial condition, credit ratings or bankruptcy. The reserve requirements are based on the facts available to the Company and are reevaluated and adjusted as additional information is received. Reserves are also determined by using percentages (based upon experience) applied to certain aged receivable categories. Specific issues are discussed with Corporate Management, and any significant changes in reserve amounts or the write-off of balances must be approved by a specifically designated Corporate Officer. All approved items are monitored to ensure they are recorded in the proper period. Additionally, any significant changes in reserve balances are reviewed to ensure the proper corporate approval has occurred.

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

Goodwill

        The Company's goodwill balances were $690.8 million and $699.0 million, at December 31, 2010 and 2009, respectively.

Critical Estimate—Goodwill

        Goodwill is not amortized; instead, it is tested for impairment annually or more frequently if indicators of impairment exist or if a decision is made to sell a business. The valuation date for annual impairment testing is October 1. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a decline in expected cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, or slower growth rates, among others. It is important to note that fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of goodwill.

        Goodwill is allocated and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. The Company has eight reporting units (only five of which have goodwill associated with them), of which three are included in the Harsco Metals & Minerals Segment. The remaining two reporting units with associated goodwill are the Harsco Infrastructure Segment and the Harsco Rail Segment. Approximately 83% of Harsco's total goodwill is allocated to two reporting units as follows: the Harsco Infrastructure Segment ($263.2 million) and the Harsco Metals business ($308.9 million) which is included in the Harsco Metals & Minerals Segment.

        The evaluation of impairment involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. The Company uses a discounted cash flow model ("DCF model") to estimate the current fair value of its reporting units when testing for impairment, as management believes forecasted cash flows are the best indicator of such fair value. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including future sales growth, operating margin growth, benefits from restructuring initiatives, tax rates, capital spending, pension funding, business initiatives, and working capital changes. These assumptions may vary significantly among the reporting units. Cash flow forecasts are generally based on approved business-unit operating plans for the early years and historical relationships and projections in later years. The weighted average cost of capital ("WACC") rate is estimated for each business. The basis for the WACC rate is derived from several internal and external factors including but not limited to the average market price of the Company's stock, the number of shares outstanding, the fair value of the Company's debt, a long-term risk free interest rate, and both market and size-specific risk premiums. The Company has not materially changed its methodology for goodwill impairment testing for the years presented. Due to the many variables inherent in the estimation of a reporting unit's fair value and the relative size of the company's recorded goodwill, differences in assumptions may have a material effect on the results of the Company's impairment analysis.

        The performance of the Company's 2010 annual impairment tests did not result in any impairment of the Company's goodwill. For the Harsco Infrastructure Segment, the fair value exceeded the carrying value by approximately 4%. The discount rates utilized in the 2010 analysis ranged from 9.68% to 10.75%. Had the fair values of each of the Company's reporting units been hypothetically lower by 5% at October 1, 2010 the Harsco Infrastructure Segment net book value would have exceeded fair value by approximately $16.3 million. Had the fair values of each of the Company's reporting units been hypothetically lower by 10% at October 1, 2010 the Harsco Infrastructure Segment net book value would have exceeded fair value by approximately $82.4 million. Additionally, had the WACC of each of the Company's reporting units been hypothetically increased by 50 basis points at October 1, 2010, the Harsco Infrastructure Segment net book value would have exceeded fair value by approximately $32.5 million. The fair value of all other reporting units would still exceed their book value. If the net book value of a reporting unit were to exceed the fair value, the second step of the goodwill impairment test would be required to be performed to determine the ultimate amount of impairment loss to record. The additional analysis would compare the carrying amount of the reporting unit's goodwill with the implied fair value of that goodwill, which would involve the use of valuation experts. The implied fair value of goodwill is the excess of the fair value of the reporting unit over the fair value amounts assigned to all of the assets and liabilities of that unit as if the reporting unit was acquired in a business combination and the fair value of the reporting unit represented the purchase price. If the carrying value of goodwill exceeds its implied fair value, an impairment loss equal to such excess would be recognized, which could significantly and adversely impact reported results of operations and shareholders' equity. See Note 1, Summary of Significant Accounting Policies and Note 5, Goodwill and Other Intangible Assets, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional disclosure related to these items.

Asset Impairment

        Long-lived assets are reviewed for impairment when events and circumstances indicate that the book value of an asset may be impaired. The amounts charged against pre-tax income from continuing operations related to impaired long-lived assets were $10.0 million, $1.5 million and $12.6 million in 2010, 2009 and 2008, respectively.

Critical Estimate—Asset Impairment

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

        The Company has not materially changed its methodology for calculating asset impairments for the years presented. Commencing January 1, 2009, generally accepted accounting principles in the United States require consideration of all valuation techniques for which market participant inputs can be obtained without undue cost and effort. The use of discounted cash flows continues to be an appropriate method for determining fair value, however, methodologies such as quoted market prices must also be evaluated. See Note 17, Restructuring Programs, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional disclosures related to these items.

Inventories

        Inventories are stated at the lower of cost or market. Inventory balances are adjusted for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and its estimated market value. At December 31, 2010 and 2009, inventories of $271.6 million and $291.2 million, respectively, are net of lower of cost or market reserves and obsolescence reserves of $10.5 million and $14.6 million, respectively.

Critical Estimate—Inventories

        In assessing the ultimate realization of inventory balance amounts, the Company is required to make judgments as to future demand requirements and compare these with the current or committed inventory levels. If actual market conditions are determined to be less favorable than those projected by management, additional inventory write-downs may be required and would be recorded through income in the period the determination is made. Additionally, the Company records reserves to adjust a substantial portion of its U.S. inventory balances to the LIFO method of inventory valuation. In adjusting these reserves throughout the year, the Company estimates its year-end inventory costs and quantities. At December 31 of each year, the reserves are adjusted to reflect actual year-end inventory costs and quantities. During periods of inflation, the LIFO expense usually increases and during periods of deflation it decreases. These year-end adjustments resulted in pre-tax expense of $0.2 million in 2010 and pre-tax income of $2.9 million and $1.1 million in 2009 and 2008, respectively.

        The Company has not materially changed its methodology for calculating inventory reserves for the years presented.

        See Note 3, Accounts Receivable and Inventories, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional disclosures related to these items.

Insurance Reserves

        The Company retains a significant portion of the risk for U.S. workers' compensation, U.K. employers' liability, automobile, general and product liability losses. At December 31, 2010 and 2009, the Company has recorded liabilities of $88.0 million and $87.2 million, respectively, related to both asserted as well as unasserted insurance claims. At December 31, 2010 and 2009, $4.3 million and $6.9 million, respectively, was included in insurance liabilities related to claims covered by insurance carriers for which a corresponding receivable has been recorded.

Critical Estimate—Insurance Reserves

        Reserves have been recorded based upon actuarial calculations that reflect the undiscounted estimated liabilities for ultimate losses including claims incurred but not reported. Inherent in these estimates are assumptions that are based on the Company's history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends. If actual claims differ from those projected by management, changes (either increases or decreases) to insurance reserves may be required and would be recorded through income in the period the change was determined. During 2010, 2009 and 2008, the Company recorded a retrospective insurance reserve adjustment that decreased pre-tax insurance expense from continuing operations for self-insured programs by $2.5 million, $3.7 million and $1.8 million, respectively. The Company has programs in place to improve claims experience, such as disciplined claim and insured litigation management and a focused approach to workplace safety.

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

Critical Estimate—Legal and Other Contingencies

        On a quarterly basis, recorded contingent liabilities are analyzed to determine if any adjustments are required. Additionally, functional department heads within each business are consulted monthly to ensure all issues with a potential financial accounting impact, including possible reserves for contingent liabilities, have been properly identified, addressed or disposed of. Specific issues are discussed with Corporate Management and any significant changes in reserve amounts or the adjustment or write-off of previously recorded balances must be approved by a specifically designated Corporate Officer. If necessary, outside legal counsel, other third parties or internal experts are consulted to assess the likelihood and range of outcomes for a particular issue. All approved changes in reserve amounts are monitored to ensure they are recorded in the proper period. Additionally, any significant changes in reported business-unit reserve balances are reviewed to ensure the proper Corporate approval has occurred. On a quarterly basis, the Company's business units submit a reserve listing to the Corporate headquarters which is reviewed with Corporate Management and the Audit Committee during scheduled meetings. All significant reserve balances are discussed with a designated Corporate Officer to assess their validity, accuracy and completeness. Anticipated changes in reserves are identified for further consideration prior to the end of a reporting period. Any new issues that may require a reserve are also identified and discussed to ensure proper disposition.

        The Company has not materially changed its methodology for calculating legal and other contingencies for the years presented. There are currently no known trends, demands, commitments, events or uncertainties that are reasonably likely to occur that would materially affect the methodology or assumptions described above.

        See Note 10, Commitments and Contingencies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional disclosure on contingencies.

Income Taxes

        The Company's income tax expense, deferred tax assets and liabilities, and reserves for uncertain tax positions reflect management's best estimate of taxes to be paid. The Company is subject to various federal, state and local income taxes in the taxing jurisdictions where the Company operates. In determining consolidated income tax expense, the Company makes its best estimate of the annual effective income tax rate at the end of each quarterly period and applies that rate to year-to-date income before income taxes to arrive at the year-to-date income tax provision. At December 31, 2010, 2009 and 2008, the Company's annual effective income tax rate on income from continuing operations was 20.9%, 11.6% and 26.7%, respectively.

Critical Estimate—Income Taxes

        The annual effective income tax rates are estimated by giving recognition to currently enacted tax rates, tax holidays, tax credits, capital losses, tax deductions, as well as certain exempt income and non-deductible expenses for all of the jurisdictions where the Company operates. The income tax provision for a quarterly period incorporates any change in the year-to-date provision from the previous quarterly periods. The Company has not materially changed its methodology for calculating income tax expense for the years presented or for quarterly periods.

        The Company records deferred tax assets to the extent the Company believes these assets will more-likely-than-not be realized. In making such determinations, the Company considers all available positive and negative evidence, including future reversals of existing deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operating results. In the event the Company was to determine that it would be able to realize deferred tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be made that would reduce the provision for income taxes. The valuation allowance was $29.5 million and $22.7 million at December 31, 2010 and 2009, respectively. The valuation allowance is principally for state and international tax net operating loss carry forwards.

        A tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on its technical merits. The unrecognized tax benefits at December 31, 2010 and 2009 are $46.6 million and $47.8 million, respectively, including accrued interest and penalties. The unrecognized tax benefit may decrease as a result of the lapse of statute of limitations or as a result of final settlement and resolution of outstanding tax matters in various state and foreign jurisdictions.

        The Company has not provided U.S. income taxes on certain non-U.S. subsidiaries' undistributed earnings as such amounts are permanently reinvested outside the United States. The Company evaluates future financial projections for its most significant subsidiaries, the need to reinvest earnings locally and the overall cash requirements of the Company. Based upon this evaluation, the Company determined that certain undistributed earnings from non-U.S. subsidiaries are permanently reinvested. The Company believes that it can generate sufficient cash flows to avoid the one-time tax costs associated with repatriation of undistributed earnings to the U.S. from prior periods. At December 31, 2010 and 2009, such earnings were approximately $857 million and $843 million, respectively. If these earnings were repatriated at December 31, 2010, the one-time tax cost associated with the repatriation would be approximately $154 million.

        See Note 9, Income Taxes, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for additional disclosures related to these items.

Research and Development

        Internal funding for research and development was as follows:

	Research and Development Expense
(In millions)	2010	2009	2008
Harsco Infrastructure Segment	$2.1	$1.7	$2.0
Harsco Metals & Minerals Segment	1.4	1.1	2.4
Harsco Rail Segment	0.6	0.2	0.8
Harsco Industrial Segment	0.2	0.2	0.1

Consolidated Totals	$4.3	$3.2	$5.3

        The amounts shown exclude technology development and engineering costs classified in cost of sales or general and administrative expense.

Recently Adopted and Recently Issued Accounting Standards

        See Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data," for disclosures on recently adopted and recently issued accounting standards and their effect on the Company.

Dividend Action

        The Company has paid dividends each year since 1939. The Company paid four quarterly cash dividends of $0.205 per share in 2010, for an annual rate of $0.82 per share. This is an increase of 3.1% from 2009. The Board normally reviews the dividend rate periodically during the year and annually at its November meeting. There are no significant restrictions on the payment of dividends.

        The February 2011 dividend payment of $0.205 per share marked the 243rd consecutive quarterly dividend. The Company is philosophically committed to maintaining or increasing the dividend at a sustainable level.

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

        Management has assessed the effectiveness of its internal control over financial reporting at December 31, 2010 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting is effective at December 31, 2010.

        The effectiveness of the Company's internal control over financial reporting at December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting at December 31, 2010.

/s/ SALVATORE D. FAZZOLARI	/s/ STEPHEN J. SCHNOOR
Salvatore D. Fazzolari Chairman, President and Chief Executive Officer February 24, 2011	Stephen J. Schnoor Senior Vice President, Chief Financial Officer and Treasurer February 24, 2011

Report of Independent Registered Public Accounting Firm

To The Stockholders of Harsco Corporation

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Harsco Corporation and its subsidiaries at December 31, 2010 and December 31, 2009 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 24, 2011

HARSCO CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	December 31 2010	December 31 2009
ASSETS
Current assets:
Cash and cash equivalents	$124,238	$94,184
Trade accounts receivable, net	585,301	598,318
Other receivables	29,299	30,865
Inventories	271,617	291,174
Other current assets	144,491	154,797

Total current assets	1,154,946	1,169,338

Property, plant and equipment, net	1,366,973	1,510,801
Goodwill	690,787	699,041
Intangible assets, net	120,959	150,746
Other assets	135,555	109,314

Total assets	$3,469,220	$3,639,240

LIABILITIES
Current liabilities:
Short-term borrowings	$31,197	$57,380
Current maturities of long-term debt	4,011	25,813
Accounts payable	261,509	215,504
Accrued compensation	83,928	67,652
Income taxes payable	9,718	5,931
Dividends payable	16,505	16,473
Insurance liabilities	25,844	25,533
Advances on contracts	128,794	149,413
Other current liabilities	206,358	187,403

Total current liabilities	767,864	751,102

Long-term debt	849,724	901,734
Deferred income taxes	35,642	90,993
Insurance liabilities	62,202	61,660
Retirement plan liabilities	223,777	250,075
Other liabilities	61,866	73,842

Total liabilities	2,001,075	2,129,406

COMMITMENTS AND CONTINGENCIES
HARSCO CORPORATION STOCKHOLDERS' EQUITY
Preferred stock, Series A junior participating cumulative preferred stock	—	—
Common stock, par value $1.25, issued 111,611,102 and 111,387,185 shares at December 31, 2010 and 2009, respectively	139,514	139,234
Additional paid-in capital	141,298	137,746
Accumulated other comprehensive loss	(185,932)	(201,684)
Retained earnings	2,073,920	2,133,297
Treasury stock, at cost (31,097,043 and 31,034,126 shares at December 31, 2010 and 2009, respectively)	(737,106)	(735,016)

Total Harsco Corporation stockholders' equity	1,431,694	1,473,577
Noncontrolling interests	36,451	36,257

Total equity	1,468,145	1,509,834

Total liabilities and equity	$3,469,220	$3,639,240

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts) Years ended December 31	2010	2009	2008
Revenues from continuing operations:
Service revenues	$2,511,505	$2,442,198	$3,340,456
Product revenues	527,173	548,379	627,366

Total revenues	3,038,678	2,990,577	3,967,822

Costs and expenses from continuing operations:
Cost of services sold	1,994,637	1,897,408	2,484,975
Cost of products sold	342,242	354,730	441,445
Selling, general and administrative expenses	532,624	509,071	602,169
Research and development expenses	4,271	3,151	5,295
Other expenses	86,473	7,561	21,950

Total costs and expenses	2,960,247	2,771,921	3,555,834

Operating income from continuing operations	78,431	218,656	411,988
Interest income	2,668	2,928	3,608
Interest expense	(60,623)	(62,746)	(73,160)

Income from continuing operations before income taxes and equity income	20,476	158,838	342,436
Income tax expense	(4,276)	(18,509)	(91,820)
Equity in income of unconsolidated entities, net	390	504	901

Income from continuing operations	16,590	140,833	251,517

Discontinued operations:
Loss on disposal of discontinued business	(7,249)	(21,907)	(1,747)
Income tax benefit (expense) related to discontinued business	3,118	6,846	(2,931)

Loss from discontinued operations	(4,131)	(15,061)	(4,678)

Net income	12,459	125,772	246,839
Less: Net income attributable to noncontrolling interests	(5,705)	(6,995)	(5,894)

Net income attributable to Harsco Corporation	$6,754	$118,777	$240,945

Amounts attributable to Harsco Corporation common stockholders:
Income from continuing operations, net of tax	$10,885	$133,838	$245,623
Loss from discontinued operations, net of tax	(4,131)	(15,061)	(4,678)

Net income attributable to Harsco Corporation common stockholders	$6,754	$118,777	$240,945

Weighted-average shares of common stock outstanding	80,569	80,295	83,599
Basic earnings (loss) per share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.14	$1.67	$2.94
Discontinued operations	(0.05)	(0.19)	(0.06)

Basic earnings per share attributable to Harsco Corporation common stockholders	$0.08 (a)	$1.48	$2.88

Diluted weighted-average shares of common stock outstanding	80,761	80,586	84,029
Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.13	$1.66	$2.92
Discontinued operations	(0.05)	(0.19)	(0.06)

Diluted earnings per share attributable to Harsco Corporation common stockholders	$0.08	$1.47	$2.87 (a)

(a)
Does not total due to rounding.

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) Years ended December 31	2010	2009	2008
Cash flows from operating activities:
Net income	$12,459	$125,772	$246,839
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	279,234	282,976	307,847
Amortization	36,005	28,555	30,102
Equity in income of unconsolidated entities, net	(390)	(504)	(901)
Dividends or distributions from unconsolidated entities	176	410	484
Loss on disposal of discontinued business	7,249	21,907	1,747
Harsco Infrastructure Segment restructuring plan	72,975	—	—
Other, net	(20,629)	(15,762)	61,244
Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
Accounts receivable	4,395	111,207	34,198
Inventories	12,599	35,798	(24,238)
Accounts payable	36,529	(54,701)	(22,144)
Accrued interest payable	(2,615)	(1,305)	3,841
Accrued compensation	16,305	(23,402)	(15,843)
Income taxes	(18,480)	(36,692)	(76,346)
Advances on contracts	(20,822)	4,242	92,580
Other assets and liabilities	(13,563)	(44,043)	(65,134)

Net cash provided by operating activities	401,427	434,458	574,276

Cash flows from investing activities:
Purchases of property, plant and equipment	(192,348)	(165,320)	(457,617)
Purchase of businesses, net of cash acquired*	(27,643)	(103,241)	(15,539)
Proceeds from sales of assets	22,663	2,115	24,516
Other investing activities	(4,695)	(2,914)	5,222

Net cash used by investing activities	(202,023)	(269,360)	(443,418)

Cash flows from financing activities:
Short-term borrowings, net	(25,706)	(79,670)	65,239
Current maturities and long-term debt:
Additions	747,213	482,493	975,393
Reductions	(821,038)	(487,171)	(996,173)
Cash dividends paid on common stock	(65,976)	(63,813)	(65,632)
Dividends paid to noncontrolling interests	(5,850)	(3,487)	(5,595)
Purchase of noncontrolling interests	(1,159)	(13,057)	—
Contributions of equity from noncontrolling interest	698	5,332	—
Common stock issued-options	997	995	1,831
Common stock acquired for treasury	—	—	(128,577)
Other financing activities	(700)	(5,705)	(2,025)

Net cash used by financing activities	(171,521)	(164,083)	(155,539)

Effect of exchange rate changes on cash	2,171	1,833	(5,816)

Net increase (decrease) in cash and cash equivalents	30,054	2,848	(30,497)
Cash and cash equivalents at beginning of period	94,184	91,336	121,833

Cash and cash equivalents at end of period	$124,238	$94,184	$91,336

*Purchase of businesses, net of cash acquired
Working capital, other than cash	$(1,918)	$(2,399)	$(263)
Property, plant and equipment	(15,600)	(68,906)	(11,961)
Other noncurrent assets and liabilities, net	(10,125)	(31,936)	(3,315)

Net cash used to acquire businesses	$(27,643)	$(103,241)	$(15,539)

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stock				Accumulated Other Comprehensive Income (Loss)
(In thousands, except share and per share amounts)			Additional Paid-in Capital	Retained Earnings		Noncontrolling Interest
	Issued	Treasury					Total
Balances, January 1, 2008	$138,665	$(603,169)	$128,622	$1,903,049	$(129)	$38,023	$1,605,061

Net income				240,945		5,894	246,839
Cash dividends declared:
Common @ $0.78 per share				(64,824)			(64,824)
Noncontrolling interests						(5,595)	(5,595)
Translation adjustments, net of deferred income taxes of $85,526					(154,572)	(2,026)	(156,598)
Cash flow hedging instrument adjustments, net of deferred income taxes of $(7,655)					20,812		20,812
Pension liability adjustments, net of deferred income taxes of $29,057					(74,340)		(74,340)
Marketable securities unrealized gains, net of deferred income taxes of $38					(70)		(70)
Stock options exercised, 121,176 shares	152		3,336				3,488
Net issuance of stock—vesting of restricted stock units, 56,847 shares	108	(1,457)	(108)				(1,457)
Treasury shares repurchased, 4,463,353 shares		(128,577)					(128,577)
Amortization of unearned compensation on restricted stock units, net of forfeitures			5,233				5,233

Balances, December 31, 2008	$138,925	$(733,203)	$137,083	$2,079,170	$(208,299)	$36,296	$1,449,972

Net income				118,777		6,995	125,772
Cash dividends declared:
Common @ $0.805 per share				(64,650)			(64,650)
Noncontrolling interests						(3,487)	(3,487)
Translation adjustments, net of deferred income taxes of $(21,866)					96,802	262	97,064
Cash flow hedging instrument adjustments, net of deferred income taxes of $10,849					(30,041)		(30,041)
Purchase of subsidiary shares from noncontrolling interests			(3,905)			(9,141)	(13,046)
Contributions of equity from noncontrolling interest						5,332	5,332
Pension liability adjustments, net of deferred income taxes of $26,012					(60,150)		(60,150)
Marketable securities unrealized loss, net of deferred income taxes of $(2)					4		4
Stock options exercised, 92,250 shares	115	(423)	1,366				1,058
Net issuance of stock—vesting of restricted stock units, 101,918 shares	194	(1,390)	(684)				(1,880)
Amortization of unearned compensation on restricted stock units, net of forfeitures			3,886				3,886

Balances, December 31, 2009	$139,234	$(735,016)	$137,746	$2,133,297	$(201,684)	$36,257	$1,509,834

(Continued on next page)

HARSCO CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
(In thousands, except share and per share amounts)			Additional Paid-in Capital	Retained Earnings		Noncontrolling Interest
	Issued	Treasury					Total
Balances, January 1, 2010	$139,234	$(735,016)	$137,746	$2,133,297	$(201,684)	$36,257	$1,509,834

Net income				6,754		5,705	12,459
Cash dividends declared:
Common @ $0.82 per share				(66,131)			(66,131)
Noncontrolling interests						(5,850)	(5,850)
Translation adjustments, net of deferred income taxes of $7,612					(6,430)	(203)	(6,633)
Cash flow hedging instrument adjustments, net of deferred income taxes of $347					(700)		(700)
Purchase of subsidiary shares from noncontrolling interests			(1,003)			(156)	(1,159)
Contributions of equity from noncontrolling interest						698	698
Pension liability adjustments, net of deferred income taxes of $(9,727)					22,872		22,872
Marketable securities unrealized loss, net of deferred income taxes of $(7)					10		10
Stock options exercised, 115,493 shares	144	(836)	1,446				754
Net issuance of stock—vesting of restricted stock units, 69,515 shares	136	(1,254)	(188)				(1,306)
Amortization of unearned compensation on restricted stock units, net of forfeitures			3,297				3,297

Balances, December 31, 2010	$139,514	$(737,106)	$141,298	$2,073,920	$(185,932)	$36,451	$1,468,145

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands) Years ended December 31	2010	2009	2008
Net income	$12,459	$125,772	$246,839

Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes	(6,633)	97,064	(156,598)
Net gains (losses) on cash flow hedging instruments, net of deferred income taxes of $355, $10,490 and $(7,681) in 2010, 2009 and 2008, respectively	(712)	(29,375)	20,859
Reclassification adjustment for (gain) loss on cash flow hedging instruments, net of deferred income taxes of $(8), $359 and $26 in 2010, 2009 and 2008, respectively	12	(666)	(47)
Pension liability adjustments, net of deferred income taxes of $(9,727), $26,012 and $29,057 in 2010, 2009 and 2008, respectively	22,872	(60,150)	(74,340)
Unrealized gain (loss) on marketable securities, net of deferred income taxes of $(8), $(2) and $38 in 2010, 2009 and 2008, respectively	12	4	(70)
Reclassification adjustment for gain on marketable securities, net of deferred income taxes of $1 in 2010	(2)	—	—

Total other comprehensive income (loss)	15,549	6,877	(210,196)

Total comprehensive income	28,008	132,649	36,643
Less: Comprehensive income attributable to noncontrolling interests	(5,502)	(7,257)	(3,868)

Comprehensive income attributable to Harsco Corporation	$22,506	$125,392	$32,775

See accompanying notes to consolidated financial statements.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Consolidation

        The consolidated financial statements include all accounts of Harsco Corporation ("the Company"), all entities in which the Company has a controlling voting interest, and variable interest entities required to be consolidated in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). Intercompany accounts and transactions have been eliminated among consolidated entities.

        The Company's management has evaluated all activity of the Company and concluded that subsequent events are properly reflected in the Company's financial statements and notes as required by standards for accounting and disclosure of subsequent events.

Reclassifications and Out-of-Period Adjustments

        Certain reclassifications have been made to prior years' amounts to conform with current year classifications. These reclassifications relate principally to segment reporting. The Harsco Minerals businesses, which were previously a component of an "All Other" Category, are now reported with the Harsco Metals Segment to form the Harsco Metals & Minerals Segment. This reflects the increasing operating synergies of these businesses within the Company's global markets as well as the combined management of these businesses. The remaining businesses of the "All Other" Category are now being reported as the Harsco Industrial operating segment, which also reflects the combined management of these businesses. The "All Other" Category is no longer utilized. Segment information for prior periods has been reclassified to conform with the current presentation.

        During 2009, the Company recorded non-cash, out-of-period adjustments that had the net effect of reducing after-tax income by $4 million or $0.05 per diluted share. The adjustments correct errors generated principally by the improper recognition of certain revenues and delaying the recognition of certain expenses ($9 million or $0.11 per diluted share) by one subsidiary, in one country, from 2007 through 2009. Based upon the investigation, which is complete, these errors primarily related to the failure to receive advance customer agreement and to invoice on a timely basis for additional work performed for two customers. The Company assessed the individual and aggregate impact of these adjustments on the year 2009 and all prior periods and determined that the cumulative effect of the adjustments was not material to the full-year 2009 results and did not result in a material misstatement to any previously issued annual or quarterly financial statements. Consequently, the Company recorded the $4 million net adjustment in 2009 and has not revised any previously issued annual financial statements or interim financial data. The Company has also concluded that a 2010 tax adjustment (refer to Note 9) did not materially affect any previously issued annual financial statements or interim financial data.

Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand, demand deposits and short-term investments that are highly liquid in nature and have an original maturity of three months or less.

Inventories

        Inventories are stated at the lower of cost or market. Inventories in the United States are principally accounted for using the last-in, first-out ("LIFO") method. Other inventories are accounted for using the first-in, first-out ("FIFO") or average cost methods.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

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

Goodwill and Other Intangible Assets

        Goodwill is not amortized; instead, it is tested for impairment annually or more frequently if indicators of impairment exist or if a decision is made to sell a business. The valuation date for annual impairment testing is October 1. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a decline in expected cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, or slower growth rates, among others. It is important to note that fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of goodwill.

        Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. The Company has eight reporting units (only five of which have goodwill associated with them), of which three are included in the Harsco Metals & Minerals Segment. The remaining two reporting units with associated goodwill are the Harsco Infrastructure Segment and the Harsco Rail Segment. Approximately 83% of the total goodwill is allocated to two reporting units as follows: the Harsco Infrastructure Segment ($263.2 million) and the Harsco Metals business ($308.9 million) which is included in the Harsco Metals & Minerals Segment.

        The evaluation of impairment involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. The Company uses a discounted cash flow model ("DCF model") to estimate the current fair value of its reporting units when testing for impairment, as management believes forecasted cash flows are the best indicator of such fair value. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including future sales growth, operating margin growth, benefits from restructuring initiatives, tax rates, capital spending, pension funding, business initiatives, and working capital changes. These assumptions may vary significantly among the reporting units. Cash flow forecasts are generally based on approved business-unit operating plans for the early years and historical relationships and projections in later years. The weighted average cost of capital ("WACC") rate is estimated for each business. The basis for the WACC rate is derived from several internal and external factors including

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

but not limited to the average market price of the Company's stock, the number of shares outstanding, the book value of the Company's debt, a long-term risk-free interest rate, and both market and size-specific risk premiums. The Company has not materially changed its methodology for goodwill impairment testing for the years presented. Due to the many variables inherent in the estimation of a reporting unit's fair value and the relative size of the company's recorded goodwill, differences in assumptions may have a material effect on the results of the Company's impairment analysis.

        The performance of the Company's 2010 annual impairment tests did not result in any impairment of the Company's goodwill. For the Harsco Infrastructure Segment, the fair value exceeded the carrying value by approximately 4%. The discount rates utilized in the 2010 analysis ranged from 9.68% to 10.75%. Had the fair values of each of the Company's reporting units been hypothetically lower by 5% at October 1, 2010 the Harsco Infrastructure Segment net book value would have exceeded fair value by approximately $16.3 million. Had the fair values of each of the Company's reporting units been hypothetically lower by 10% at October 1, 2010 the Harsco Infrastructure Segment net book value would have exceeded fair value by approximately $82.4 million. Additionally, had the WACC of each of the Company's reporting units been hypothetically increased by 50 basis points at October 1, 2010, the Harsco Infrastructure Segment net book value would have exceeded fair value by approximately $32.5 million. The fair value of all other reporting units would still exceed their book value. If the net book value of a reporting unit were to exceed the fair value, the second step of the goodwill impairment test would be required to be performed to determine the ultimate amount of impairment loss to record. The additional analysis would compare the carrying amount of the reporting unit's goodwill with the implied fair value of that goodwill, which would involve the use of valuation experts. The implied fair value of goodwill is the excess of the fair value of the reporting unit over the fair value amounts assigned to all of the assets and liabilities of that unit as if the reporting unit was acquired in a business combination and the fair value of the reporting unit represented the purchase price.

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

Revenue Recognition

        Service revenues and product revenues are recognized when they are realized or realizable and when earned. Revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Company's price to the buyer is fixed or determinable and collectability is reasonably assured. Service revenues include the Harsco Infrastructure Segment as well as service revenues of the Harsco Metals & Minerals Segment and Harsco Rail Segment. Product revenues include the Harsco Industrial Segment and the product revenues of the Harsco Metals & Minerals Segment and the Harsco Rail Segment.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

        Harsco Infrastructure Segment—This Segment provides services under both fixed-fee and time-and-materials short-term contracts, rents equipment under month-to-month rental contracts and, to a lesser extent, sells products to customers. Equipment rentals are recognized as earned over the contractual rental period. Services provided on a fixed-fee basis are recognized over the contractual period based upon the completion of specific units of accounting (i.e., erection and dismantling of equipment). Services provided on a time-and-materials basis are recognized when earned as services are performed. Product sales revenue is recognized when title and risk of loss transfer, and when all of the revenue recognition criteria have been met.

        Harsco Metals & Minerals Segment—This Segment provides services predominantly on a long-term, volume-of-production contract basis. Contracts may include both fixed monthly fees as well as variable fees based upon specific services provided to the customer. The fixed-fee portion is recognized periodically as earned (normally monthly) over the contractual period. The variable-fee portion is recognized as services are performed and differs from period to period based upon the actual provision of services. This Segment also sells industrial abrasives and roofing granules products. Product revenues are recognized generally when title and risk of loss transfer, and when all of the revenue recognition criteria have been met. Title and risk of loss for domestic shipments generally transfer to the customer at the point of shipment. For export sales, title and risk of loss transfer in accordance with the international commercial terms included in the specific customer contract.

        Harsco Rail Segment—This Segment sells railway track maintenance equipment and provides railway track maintenance services. Product sales revenue is recognized generally when title and risk of loss transfer, and when all of the revenue recognition criteria have been met. Title and risk of loss for domestic shipments generally transfer to the customer at the point of shipment. For export sales, title and risk of loss transfer in accordance with the international commercial terms included in the specific customer contract. Revenue may be recognized subsequent to the transfer of title and risk of loss for certain product sales, if the specific sales contract includes a customer acceptance clause that provides for different timing. In those situations revenue is recognized after transfer of title and risk of loss and after customer acceptance. Services are predominantly on a long-term, time-and-materials contract basis. Revenue is recognized when earned as services are performed within the long-term contracts.

        Harsco Industrial Segment—This Segment sells industrial grating products, heat exchangers, and heat transfer products. Product revenues are generally recognized when title and risk of loss transfer, and when all of the revenue recognition criteria have been met. Title and risk of loss for domestic shipments generally transfer to the customer at the point of shipment. For export sales, title and risk of loss transfer in accordance with the international commercial terms included in the specific customer contract.

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

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

        The Company records deferred tax assets to the extent the Company believes these assets will more-likely-than-not be realized. In making such determinations, the Company considers all available positive and negative evidence, including future reversals of existing deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial results. In the event the Company was to determine that it would be able to realize deferred income tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would be made that would reduce the provision for income taxes.

        The tax benefit from an uncertain tax position is recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on its technical merits. Each subsequent period the Company determines if existing or new uncertain tax positions meet a more-likely-than-not recognition threshold and adjust accordingly.

        The Company recognizes interest and penalties related to unrecognized tax benefits within Income tax expense in the accompanying Consolidated Statements of Income. Accrued interest and penalties are included in Other liabilities in the Consolidated Balance Sheets.

        In general, it is the practice and intention of the Company to reinvest the undistributed earnings of its non-U.S. subsidiaries. Should the Company repatriate future earnings, such amounts would become subject to U.S. taxation upon remittance of dividends and under certain other circumstances, thereby giving recognition to current tax expense and foreign tax credits.

Accrued Insurance and Loss Reserves

        The Company retains a significant portion of the risk for U.S. workers' compensation, U.K. employers' liability, automobile, general and product liability losses. During 2010, 2009 and 2008, the Company recorded insurance expense from continuing operations related to these lines of coverage of approximately $38.5 million, $38.7 million and $43.1 million, respectively. Reserves have been recorded that reflect the undiscounted estimated liabilities including claims incurred but not reported. When a recognized liability is covered by third-party insurance, the Company records an insurance claim receivable to reflect the covered liability. Changes in the estimates of the reserves are included in net income in the period determined. During 2010, 2009 and 2008, the Company recorded retrospective insurance reserve adjustments that decreased pre-tax insurance expense from continuing operations for self-insured programs by $2.5 million, $3.7 million and $1.8 million, respectively. At December 31, 2010 and 2009, the Company has recorded liabilities of $88.0 million and $87.2 million, respectively, related to both asserted as well as unasserted insurance claims. Included in the balance at December 31, 2010 and 2009 were $4.3 million and $6.9 million, respectively, of recognized liabilities covered by insurance carriers. Amounts estimated to be paid within one year have been classified as current Insurance liabilities, with the remainder included in non-current Insurance liabilities in the Consolidated Balance Sheets.

Warranties

        The Company has recorded product warranty reserves of $5.0 million, $4.1 million and $2.9 million at December 31, 2010, 2009 and 2008, respectively. The Company provides for warranties of certain

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

products as they are sold. The following table summarizes the warranty activity for 2010, 2009 and 2008:

Warranty Activity (In thousands)	2010	2009	2008
Balance at the beginning of the period	$4,078	$2,863	$2,907
Accruals for warranties issued during the period	4,399	4,623	3,683
Reductions related to pre-existing warranties	(1,447)	(1,388)	(1,524)
Warranties paid	(2,054)	(2,059)	(2,157)
Other (principally foreign currency translation)	61	39	(46)

Balance at end of the period	$5,037	$4,078	$2,863

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

        The Company executes foreign currency forward exchange contracts to hedge transactions for firm purchase commitments, to hedge variable cash flows of forecasted transactions and for export sales denominated in foreign currencies. These contracts are generally for 90 days or less; however, where appropriate, longer-term contracts may be utilized. For those contracts that are designated as qualified cash flow hedges, gains or losses are recorded in Accumulated other comprehensive loss on the Consolidated Balance Sheets.

        The Company uses cross-currency interest rate swaps in conjunction with certain debt issuances in order to lock in fixed local currency interest rates. Under these cross-currency interest rate swaps, the Company receives interest based on a fixed U.S. dollar rate and pays interest on a fixed local currency rate based on the contractual amounts in dollars and the local currency, respectively.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

        Amounts recorded in Accumulated other comprehensive loss on the Consolidated Balance Sheets are reclassified into income in the same period or periods during which the hedged forecasted transaction affects income. The cash flows from these contracts are classified consistent with the cash flows from the transaction being hedged (e.g., the cash flows related to contracts to hedge the purchase of fixed assets are included in cash flows from investing activities, etc.). The Company also enters into certain forward exchange contracts that are not designated as hedges. Gains and losses on these contracts are recognized in income based on fair market value. For fair value hedges of a firm commitment, the gain or loss on the derivative and the offsetting gain or loss on the hedged firm commitment are recognized currently in income.

Earnings Per Share

        Basic earnings per share are calculated using the weighted-average shares of common stock outstanding, while diluted earnings per share reflect the dilutive effects of restricted stock units and the potential dilution that could occur if stock options were exercised. All share and per share amounts are restated for any stock splits and stock dividends that occur prior to the issuance of the financial statements. See Note 11, "Capital Stock," for additional information on earnings per share.

Use of Estimates in the Preparation of Financial Statements

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Recently Adopted and Recently Issued Accounting Standards

        The following accounting standards were adopted in 2010:

        On January 1, 2010, the Company adopted changes issued by the Financial Accounting Standards Board ("FASB") on accounting for variable interest entities ("VIE"). These changes require an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a VIE; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE; to eliminate the solely quantitative approach previously required for determining the primary beneficiary of a VIE; to add an additional reconsideration event for determining whether an entity is a VIE when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity's economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a VIE. The adoption of these changes had no impact on the Company's consolidated financial statements.

        Effective January 1, 2010, the Company adopted changes to the FASB's previously-issued guidance on accounting for noncontrolling interests in consolidated financial statements. These changes were issued by the FASB on January 6, 2010 and clarify the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a consolidated subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. The adoption of these changes had no impact on the Company's consolidated financial statements.

        Effective January 1, 2010, the Company adopted changes issued by the FASB on January 21, 2010 related to disclosure requirements for fair value measurements. The changes require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. The changes also clarify existing disclosure requirements related to how assets and liabilities should be grouped by class and valuation techniques used for recurring and nonrecurring fair value measurements. The adoption of these changes had no impact on the Company's consolidated financial statements.

        Effective January 1, 2010, the Company adopted changes issued by the FASB on February 24, 2010 to the accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued, generally referred to as "subsequent events." These changes clarified that an entity that is required to file or furnish its financial statements with the Securities and Exchange Commission is not required to disclose the date through which subsequent events have been evaluated. Other than the elimination of disclosing this date, the adoption of these changes had no impact on the Company's consolidated financial statements.

        The following accounting standards have been issued and become effective for the Company at various future dates:

        In October 2009, the FASB issued changes related to the accounting for revenue recognition when multiple-deliverable revenue arrangements are present. The changes eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. This method requires a vendor to use its best estimate of selling price if neither vendor-specific objective evidence nor third-party evidence of selling price exists when evaluating multiple deliverable arrangements. These changes must be adopted no later than January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. Management has determined these changes will not have a material impact on the Company's consolidated financial statements.

        In January 2010, the FASB issued changes to disclosure requirements for fair value measurements. The changes require a reporting entity to disclose, in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), separate information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). These changes become effective for the Company beginning January 1, 2011. Other than the additional disclosure requirements, management has determined these changes will not have an impact on the Company's consolidated financial statements.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Acquisitions and Dispositions

Acquisitions

        In September 2010, the Company acquired an increased ownership share of its United Arab Emirates consolidated subsidiary in the Harsco Infrastructure Segment for $0.2 million. The acquisition was accounted for as an equity transaction since the Company retained its controlling interest in the subsidiary.

        In January 2010, the Company acquired Bell Scaffolding Group ("Bell"), an Australia-based infrastructure solutions provider serving the industrial, infrastructure and commercial construction sectors. Bell's capabilities range from technical design and support through supply and erect contracts. Historically, Bell generated annual revenues of approximately $40 million and has been included in the Harsco Infrastructure Segment.

        In November 2009, the Company acquired ESCO Interamerica, Ltd. ("ESCO"), a Costa Rica-based provider of engineering and equipment services to the infrastructure sector in seven countries within Central and South America and the Caribbean. Historically, ESCO generated annual revenues of approximately $50 million and has been included in the Harsco Infrastructure Segment.

        In October 2009, the Company acquired Nicol UK Ltd., a United Kingdom-based multi-disciplined provider of industrial maintenance services, multi-craft site services and scaffolding to major petrochemical, energy and industrial clients. This business historically generated annual revenues of approximately $25 million and has been included in the Harsco Infrastructure Segment.

        In September 2009, the Company formed a partnership in Saudi Arabia that will provide highly-engineered scaffolding and formwork systems and expert installation services to the infrastructure and construction markets. The Company contributed $5.3 million to form this partnership, which has been included in the Harsco Infrastructure Segment. In September 2009, the partnership acquired the net assets of Saudi Express Transport LLC, which historically generated annual revenues of approximately $22 million.

        In August 2009, the Company acquired the noncontrolling interests of four of its Eastern Europe region consolidated subsidiaries in the Harsco Infrastructure Segment for $0.6 million. The acquisition of these partnership interests was accounted for as an equity transaction since the Company retained its controlling interest in the subsidiaries.

        In April 2009, the Company acquired the noncontrolling interests of three of its Asia-Pacific region consolidated subsidiaries in the Harsco Metals & Minerals Segment for $12.9 million. The acquisition of these partnership interests was accounted for as an equity transaction since the Company retained its controlling interest in the subsidiaries.

        Inclusion of the pro-forma financial information for the above transactions is not necessary due to the immaterial size of the acquisitions, individually and in the aggregate.

        Certain of the Company's acquisitions include contingent consideration features for which defined goals must be met by the acquired business in order for payment of the consideration. Each quarter until settlement of the contingency, the Company assesses the likelihood that an acquired business will achieve the goals and the resulting fair value of the contingency. The Company has consummated acquisitions whereby the purchase price included contingent consideration based on the performance of the business during 2010 and 2011. In 2010, the Company's assessment of these performance goals resulted in a $10.6 million reduction to the previously recognized contingent consideration liability.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Acquisitions and Dispositions (Continued)

These reductions result from, among other things, difficult end-market conditions for the business, due to the global economic recession and market uncertainty. In accordance with accounting standards for acquisitions, this adjustment was recognized in operating income in the Consolidated Statements of Income as a component of the Other expenses line item. As the fair value is evaluated on a quarterly basis, any future adjustments (increases or decreases) will also be included in operating income. The recorded liability for contingent consideration at December 31, 2010 is $3.9 million.

Net Income Attributable to the Company and Transfers to Noncontrolling Interest

        The purpose of the following schedule is to disclose the effects of changes in the Company's ownership interest in its subsidiaries on the Company's equity.

	For the Years Ended December 31
(In thousands)	2010	2009	2008
Net income attributable to the Company	$6,754	$118,777	$240,945
Decrease in the Company's paid-in capital for purchase of partnership interests	(1,003)	(3,905)	—

Change from net income attributable to the Company and transfers to noncontrolling interest	$5,751	$114,872	$240,945

Dispositions

        Consistent with the Company's strategic focus to grow and allocate financial resources principally to its industrial services businesses, the Company sold its Gas Technologies Segment to Taylor Wharton International in 2007. The Company recorded after-tax losses from discontinued operations of $4.1 million, $15.1 million, and $4.7 million in 2010, 2009, and 2008, respectively. The loss incurred in 2010 includes a charge related to potential and contingent claims. The charge in 2009 related to the settlement of working capital adjustment claims and other costs associated with arbitration proceedings. In 2008, the Company recorded a loss from discontinued operations of $4.7 million, comprised of $1.7 million of working capital adjustments and other costs associated with this disposition, coupled with the tax effect from the final purchase price allocation. These events are more fully described in Note 10, "Commitments and Contingencies." The Consolidated Statements of Income for the years ended 2010, 2009 and 2008 reflect the Gas Technologies Segment's results in discontinued operations.

Dispositions—Assets Held-for-Sale

        Throughout the past several years and in conjunction with the restructuring of the Harsco Infrastructure Segment, management approved the sale of certain long-lived assets throughout the Company's operations. The assets held-for-sale in the December 31, 2010 and 2009 Consolidated Balance Sheets as Other current assets were $24.8 million and $2.9 million, respectively. Assets held-for-sale at December 31, 2010 represent the estimated net realizable value of the assets of two lines of business in the Harsco Infrastructure Segment.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Accounts Receivable and Inventories

        At December 31, 2010 and 2009, Trade accounts receivable of $585.3 million and $598.3 million, respectively, were net of allowances for doubtful accounts of $20.3 million and $24.5 million, respectively. The provision for doubtful accounts was $10.0 million, $9.3 million and $12.5 million for 2010, 2009 and 2008, respectively. Other receivables of $29.3 million and $30.9 million at December 31, 2010 and 2009, respectively, include insurance claim receivables, employee receivables, tax claim receivables and other miscellaneous receivables not included in Trade accounts receivable, net.

        Inventories consist of the following:

	Inventories
(In thousands)	2010	2009
Finished goods	$124,771	$146,104
Work-in-process	28,266	19,381
Raw materials and purchased parts	79,420	84,542
Stores and supplies	39,160	41,147

Total inventories	$271,617	$291,174

Valued at lower of cost or market:
LIFO basis	$117,519	$111,641
FIFO basis	14,148	13,877
Average cost basis	139,950	165,656

Total inventories	$271,617	$291,174

        Inventories valued on the LIFO basis at December 31, 2010 and 2009 were approximately $26.3 million and $24.2 million, respectively, less than the amounts of such inventories valued at current costs.

        As a result of reducing certain inventory quantities valued on the LIFO basis, net income increased from that which would have been recorded under the FIFO basis of valuation by $0.4 million in 2010, $1.7 million in 2009 and $0.3 million in 2008.

4. Property, Plant and Equipment

        Property, plant and equipment consists of the following:

(In thousands)	Estimated Useful Lives	2010	2009
Land	—	$29,456	$30,341
Land improvements	5–20 years	18,141	15,857
Buildings and improvements	5–40 years	196,777	207,280
Machinery and equipment	3–20 years	3,045,335	3,146,358
Uncompleted construction	—	74,873	50,252

Gross property, plant and equipment		3,364,582	3,450,088
Less accumulated depreciation		(1,997,609)	(1,939,287)

Net property, plant and equipment		$1,366,973	$1,510,801

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Property, Plant and Equipment (Continued)

        Buildings and improvements include leasehold improvements which are amortized over the shorter of their useful lives or the initial lease term of the lease.

5. Goodwill and Other Intangible Assets

        The following table reflects the changes in carrying amounts of goodwill by segment (there is no goodwill associated with the Harsco Industrial Segment) for the years ended December 31, 2010 and 2009:

Goodwill by Segment (In thousands)	Harsco Infrastructure Segment	Harsco Metals & Minerals Segment	Harsco Rail Segment	Consolidated Totals
Balance at December 31, 2008	$220,547	$402,571	$8,372	$631,490

Goodwill acquired during year(a)	29,601	—	—	29,601
Changes to Goodwill(b)	(68)	1,617	607	2,156
Foreign currency translation	16,039	19,755	—	35,794

Balance at December 31, 2009	266,119	423,943	8,979	699,041

Goodwill acquired during year(c)	11,419	—	—	11,419
Changes to Goodwill(d)	(5,608)	—	320	(5,288)
Foreign currency translation	(8,718)	(5,667)	—	(14,385)

Balance at December 31, 2010	$263,212	$418,276	$9,299	$690,787

(a)
Relates principally to the ESCO acquisition, see Note 2, "Acquisitions and Dispositions".

(b)
Relates principally to payment of contingent consideration on acquisitions made prior to 2009.

(c)
Relates principally to the acquisition of Bell, see Note 2, "Acquisitions and Dispositions".

(d)
Relates principally to opening balance sheet adjustments and allocation of goodwill to two lines of business in the Harsco Infrastructure Segment that were transferred to assets held-for-sale, see Note 2, "Acquisitions and Dispositions."

        Goodwill is net of accumulated amortization of $96.4 million and $98.7 million at December 31, 2010 and 2009, respectively. The decrease in accumulated amortization from December 31, 2009 is primarily due to foreign currency translation.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Goodwill and Other Intangible Assets (Continued)

        Intangible assets totaled $121.0 million, net of accumulated amortization of $128.8 million at December 31, 2010 and $150.9 million, net of accumulated amortization of $95.8 million at December 31, 2009. The following table reflects these intangible assets by major category:

	December 31, 2010		December 31, 2009
Intangible Assets (In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$161,877	$83,144	$165,092	$61,547
Non-compete agreements	1,386	1,317	1,440	1,346
Patents	6,976	4,868	7,043	4,597
Other	79,538	39,489	73,143	28,336

Total	$249,777	$128,818	$246,718	$95,826

        The gross carrying value of intangible assets increased in 2010 due to acquisition of Bell, as discussed in Note 2, "Acquisitions and Dispositions." As part of this transaction, the Company acquired the following intangible assets (by major class) that are subject to amortization:

Acquired Intangible Assets (In thousands)	Gross Carrying Amount	Residual Value	Weighted-average amortization period
Customer relationships	$211	None	7 years
Trade name	4,592	None	5 years

Total	$4,803

        There were no research and development assets acquired and written off in 2010, 2009 or 2008.

        Amortization expense for intangible assets was $33.0 million, $26.4 million and $28.1 million for 2010, 2009 and 2008, respectively. The following table shows the estimated amortization expense for the next five fiscal years based on current intangible assets.

(In thousands)	2011	2012	2013	2014	2015
Estimated amortization expense(a)	$30,931	$17,302	$15,426	$13,381	$8,218
(a)
These estimated amortization expense amounts do not reflect the potential effect of future foreign currency exchange rate fluctuations.

6. Debt and Credit Agreements

        The Company has credit facilities and commercial paper programs available for use throughout the world. The following table illustrates the amounts outstanding on credit facilities and commercial paper

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Debt and Credit Agreements (Continued)

programs, and available credit at December 31, 2010. These credit facilities and programs are described in more detail below the table.

Credit Facilities at December 31, 2010 (In thousands)	Facility Limit	Outstanding Balance	Available Credit
U.S. commercial paper program	$550,000	$—	$550,000
Euro commercial paper program	267,400	26,718	240,682
Multi-year revolving credit facility(a)	570,000	—	570,000
Bilateral credit facility(b)	30,000	—	30,000

Totals at December 31, 2010	$1,417,400	$26,718	$1,390,682	(c)

(a)
U.S.-based program.

(b)
International-based program.

(c)
Although the Company has significant available credit, in practice, the Company limits aggregate commercial paper and credit facility borrowings at any one-time to a maximum of $600.0 million (the aggregate amount of the back-up facilities).

        The Company has a U.S. commercial paper borrowing program under which it can issue up to $550 million of short-term notes in the U.S. commercial paper market. In addition, the Company has a 200 million euro commercial paper program, equivalent to approximately $267.4 million at December 31, 2010, which is used to fund the Company's international operations. At December 31, 2010, there were no borrowings outstanding under the U.S. commercial paper program. At December 31, 2009, the Company had $20.9 million outstanding under the U.S. commercial paper program. At December 31, 2010 and 2009, the Company had $26.7 million and $29.0 million outstanding, respectively, under its European-based commercial paper program. These borrowings are classified as long-term debt when the Company has the ability and intent to refinance them on a long-term basis through existing long-term credit facilities. At December 31, 2010 and 2009, the Company classified $26.7 million and $49.9 million, respectively, of commercial paper and advances as short-term debt. There were no remaining commercial paper or advances to be reclassified as long-term debt at December 31, 2010 or 2009.

        During the fourth quarter of 2009, the Company entered into a multi-year revolving credit facility in the amount of $570 million through a syndicate of 21 banks, which matures in December 2012. This $570 million facility replaced a $220 million 364-day revolving credit facility, which expired in November 2009, and a $450 million credit facility the Company terminated in the fourth quarter of 2009. This $570 million facility serves as back-up to the Company's commercial paper programs. Interest rates on the facility are based upon either the announced Citibank Prime Rate, the Federal Funds Effective Rate plus a margin or LIBOR plus a margin. The Company pays a facility fee (currently 0.375% per annum) that varies based upon its credit ratings. At December 31, 2010 and 2009, there were no borrowings outstanding on the $570 million credit facility.

        The Company's bilateral credit facility was amended in December 2010 to extend the maturity date to December 2011. The facility serves as back-up to the Company's commercial paper programs and also provides available financing for the Company's European operations. Borrowings under this facility are available in most major currencies with active markets at interest rates based upon LIBOR plus a

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Debt and Credit Agreements (Continued)

margin. Borrowings outstanding at expiration may be repaid over the succeeding 12 months. At December 31, 2010 and 2009, there were no borrowings outstanding on this facility.

        Short-term borrowings amounted to $31.2 million and $57.4 million at December 31, 2010 and 2009, respectively. This included commercial paper of $26.7 million and $49.9 million at December 31, 2010 and 2009, respectively. Other than the commercial paper borrowings, short-term debt was principally bank overdrafts. The weighted-average interest rate for short-term borrowings at December 31, 2010 and 2009 was 1.9% and 0.9%, respectively.

	Long-Term Debt
(In thousands)	2010	2009
5.75% notes due May 15, 2018	$447,312	$447,029
5.125% notes due September 15, 2013	149,544	149,392
2.70% notes due October 15, 2015	248,350	—
7.25% British pound sterling-denominated notes redeemed on October 27, 2010	—	322,700
Other financing payable in varying amounts due through 2016 with a weighted average interest rate of 7.9% and 8.0% at December 31, 2010 and 2009, respectively	8,529	8,426

	853,735	927,547
Less: current maturities	(4,011)	(25,813)

Total Long-term Debt	$849,724	$901,734

        In September 2010, the Company completed a $250 million bond offering that bears interest at 2.7% and matures in October 2015. The net proceeds of this issuance were used to repay, in part, the 200 million British pound sterling-denominated notes that matured October 27, 2010. At that time, the Company issued additional commercial paper debt to repay the remainder of the British pound sterling-denominated notes in excess of the proceeds from the 2010 bond issuance.

        The maturities of long-term debt for the four years following December 31, 2011 are as follows:

(In thousands)
2012	2,096
2013	150,538
2014	965
2015	248,724

        Cash payments for interest on all debt were $59.9 million, $61.5 million and $71.6 million in 2010, 2009 and 2008, respectively.

        The Company's credit facilities contain a covenant stipulating a maximum debt to capital ratio of 60%. One credit facility also contains a covenant requiring a minimum net worth of $475 million, and another limits the proportion of subsidiary consolidated indebtedness to a maximum of 10% of consolidated tangible assets. The Company's 5.75% notes and 2.7% notes include covenants that permit the note holders to redeem their notes at 101% of par in the event of a change of control of the Company or disposition of a significant portion of the Company's assets in combination with the

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Debt and Credit Agreements (Continued)

Company's credit rating being downgraded to non-investment grade. At December 31, 2010, the Company was in compliance with these covenants.

7. Leases

        The Company leases certain property and equipment under noncancelable operating leases. Rental expense under such operating leases was $62.9 million, $64.3 million and $65.0 million in 2010, 2009 and 2008, respectively.

        Future minimum payments under operating leases with noncancelable terms are as follows:

(In thousands)
2011	41,214
2012	31,010
2013	25,044
2014	18,745
2015	14,875
After 2015	24,037

        Total minimum rentals to be received in the future under noncancelable subleases at December 31, 2010 are $6.4 million.

8. Employee Benefit Plans

Pension Benefits

        The Company has defined benefit pension retirement plans covering a substantial number of its employees. The defined benefits for salaried employees generally are based on years of service and the employee's level of compensation during specified periods of employment. Defined benefit plans covering hourly employees generally provide benefits of stated amounts for each year of service. The multi-employer plans in which the Company participates provide benefits to certain unionized employees. The Company's funding policy for qualified plans is consistent with statutory regulations and customarily equals the amount deducted for income tax purposes. The Company also makes periodic voluntary contributions as recommended by its pension committee. The Company's policy is to amortize prior service costs of defined benefit pension plans over the average future service period of active plan participants.

        For most U.S. defined benefit pension plans and a majority of international defined benefit pension plans, accrued service is no longer granted. In place of these plans, the Company has established defined contribution pension plans providing for the Company to contribute a specified matching amount for participating employees' contributions to the plan. For U.S. employees, this match is made on employee contributions up to 4% of their eligible compensation. Additionally, the Company may provide a discretionary contribution of up to 2% of compensation for eligible employees. For non-U.S. employees, this match is up to 6% of eligible compensation with an additional 2% going towards insurance and administrative costs.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Employee Benefit Plans (Continued)

        Net periodic pension cost for U.S. and international pension plans for 2010, 2009 and 2008 are as follows:

	U.S. Plans			International Plans
(In thousands)	2010	2009	2008	2010	2009	2008
Net Periodic Pension Cost (Income)
Defined benefit plans:
Service cost	$2,086	$1,790	$1,740	$4,052	$3,977	$8,729
Interest cost	14,049	14,104	15,197	47,558	42,854	50,146
Expected return on plan assets	(16,632)	(14,598)	(23,812)	(46,079)	(41,453)	(58,166)
Recognized prior service costs	339	351	333	327	353	897
Recognized losses	2,537	3,466	1,167	12,077	9,353	10,317
Amortization of transition liability	—	—	—	45	33	29
Settlement/curtailment loss (gain)	179	4	(620)	(210)	(341)	1,536

Defined benefit plans pension cost (income)	2,558	5,117	(5,995)	17,770	14,776	13,488
Less discontinued operations included in above	—	—	(694)	—	—	—

Defined benefit plans pension cost (income)—continuing operations	2,558	5,117	(5,301)	17,770	14,776	13,488
Multi-employer plans	10,924	12,533	15,231	12,065	9,201	10,143
Defined contribution plans	5,918	7,104	7,806	7,629	8,235	8,131

Net periodic pension cost—continuing operations	$19,400	$24,754	$17,736	$37,464	$32,212	$31,762

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

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Employee Benefit Plans (Continued)

        The change in the financial status of the pension plans and amounts recognized in the Consolidated Balance Sheets at December 31, 2010 and 2009 are as follows:

	U. S. Plans		International Plans
Defined Benefit Pension Benefits (In thousands)	2010	2009	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$247,263	$238,347	$887,882	$698,836
Service cost	2,086	1,790	4,052	3,977
Interest cost	14,049	14,104	47,558	42,854
Plan participants' contributions	—	—	1,862	1,131
Amendments	6	—	653	—
Actuarial loss (gain)	22,397	8,638	11,464	102,390
Settlements/curtailments	—	—	(1,410)	(1,564)
Benefits paid	(20,832)	(15,616)	(39,258)	(35,771)
Effect of foreign currency	—	—	(29,461)	76,029

Benefit obligation at end of year	$264,969	$247,263	$883,342	$887,882

Change in plan assets:
Fair value of plan assets at beginning of year	$216,919	$189,686	$679,018	$558,757
Actual return on plan assets	23,279	39,730	71,783	67,925
Employer contributions	2,307	3,119	16,868	25,601
Plan participants' contributions	—	—	1,862	1,131
Settlements/curtailments	—	—	(929)	(1,110)
Benefits paid	(20,832)	(15,616)	(38,764)	(33,238)
Effect of foreign currency	—	—	(21,813)	59,952

Fair value of plan assets at end of year	$221,673	$216,919	$708,025	$679,018

Funded status at end of year	$(43,296)	$(30,344)	$(175,317)	$(208,864)

        Amounts recognized in the Consolidated Balance Sheets consist of the following at December 31:

	U. S. Plans		International Plans
Defined Benefit Pension Benefits (In thousands)	2010	2009	2010	2009
Noncurrent assets	$1,315	$1,676	$4,937	$7,929
Current liabilities	(2,293)	(2,175)	(1,064)	(1,129)
Noncurrent liabilities	(42,318)	(29,845)	(179,190)	(215,664)
Accumulated other comprehensive loss before tax	101,909	89,209	319,879	357,388

        Amounts recognized in Accumulated other comprehensive loss consist of the following at December 31:

	U. S. Plans		International Plans
(In thousands)	2010	2009	2010	2009
Net actuarial loss	$100,924	$87,712	$316,561	$354,201
Prior service cost	985	1,497	3,151	2,972
Transition obligation	—	—	167	215

Total	$101,909	$89,209	$319,879	$357,388

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Employee Benefit Plans (Continued)

        The estimated amounts that will be amortized from accumulated other comprehensive loss into defined benefit net periodic pension cost in 2011 are as follows:

(In thousands)	U.S. Plans	International Plans
Net actuarial loss	$2,982	$10,953
Prior service cost	246	406
Transition obligation	—	57

Total	$3,228	$11,416

        The Company's estimate of expected contributions to be paid in year 2011 for the U.S. defined benefit plans is $3.0 million and for the international defined benefit plans is $38.2 million.

        Contributions to multi-employer pension plans were $23.0 million, $22.5 million and $26.1 million in 2010, 2009 and 2008, respectively. Contributions to multi-employer pension plans in 2010 do not include $8.3 million of plan withdrawal costs triggered as the Company has ceased, or expects to cease, contributing to ten multi-employer plans for certain locations as part of the Harsco Infrastructure Segment's restructuring initiatives. These restructuring initiatives are described in Note 17, "Restructuring Programs." The $8.3 million of costs is included in the Other expenses line of the Consolidated Income Statement, as described in Note 15, "Other (Income) and Expenses."

Future Benefit Payments

        The expected benefit payments for defined benefit plans over the next 10 years are as follows:

(In millions)	U.S. Plans	International Plans
2011	$21.1	$40.1
2012	16.3	41.3
2013	17.5	43.0
2014	18.2	45.4
2015	16.9	46.5
2016–2020	88.4	266.8

Net Periodic Pension Cost Assumptions

        The weighted-average actuarial assumptions used to determine the net periodic pension cost 2010, 2009 and 2008 were as follows:

	Global Weighted Average December 31
	2010	2009	2008
Discount rates	5.8%	6.1%	5.9%
Expected long-term rates of return on plan assets	7.5%	7.4%	7.6%
Rates of compensation increase	3.6%	3.4%	3.6%

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Employee Benefit Plans (Continued)

	U. S. Plans December 31			International Plans December 31
	2010	2009	2008	2010	2009	2008
Discount rates	5.9%	6.1%	6.2%	5.7%	6.0%	5.8%
Expected long-term rates of return on plan assets	8.0%	8.0%	8.3%	7.4%	7.1%	7.3%
Rates of compensation increase	3.0%	4.0%	4.8%	3.6%	3.4%	3.5%

        The expected long-term rates of return on plan assets for the 2011 net periodic pension cost are 7.8% for the U.S. plans and 7.4% for the international plans.

Defined Benefit Pension Obligation Assumptions

        The weighted-average actuarial assumptions used to determine the defined benefit pension plan obligations at December 31 were as follows:

	Global Weighted Average December 31
	2010	2009
Discount rates	5.4%	5.8%
Rates of compensation increase	3.3%	3.6%

	U.S. Plans December 31		International Plans December 31
	2010	2009	2010	2009
Discount rates	5.3%	5.9%	5.5%	5.7%
Rates of compensation increase	3.0%	3.0%	3.3%	3.6%

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

Accumulated Benefit Obligations

        The accumulated benefit obligation for all defined benefit pension plans at December 31 was as follows:

(In millions)	U.S. Plans	International Plans
2010	$264.8	$869.3
2009	$247.1	$877.7

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Employee Benefit Plans (Continued)

Plans with Accumulated Benefit Obligation in Excess of Plan Assets

        The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets at December 31 were as follows:

	U. S. Plans		International Plans
(In millions)	2010	2009	2010	2009
Projected benefit obligation	$255.5	$238.0	$845.0	$843.7
Accumulated benefit obligation	255.5	238.0	837.8	838.5
Fair value of plan assets	210.9	206.0	665.8	627.5

        The asset allocations attributable to the Company's U.S. defined benefit pension plans at December 31, 2010 and 2009, and the long-term target allocation of plan assets, by asset category, are as follows:

		Percentage of Plan Assets at
U.S. Plans Asset Category	Target Long-Term Allocation	December 31, 2010	December 31, 2009
Domestic equity securities	41%—51%	50.5%	47.5%
International equity securities	5%—15%	11.9%	11.1%
Fixed income securities	27%—37%	30.5%	32.7%
Cash and cash equivalents	—%— 5%	1.5%	1.4%
Other	6%—18%	5.6%	7.3%

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

        The Company reviews the long-term expected return on asset assumption on a periodic basis taking into account a variety of factors including the historical investment returns achieved over a long-term period, the targeted allocation of plan assets and future expectations based on a model of asset returns for an actively managed portfolio, inflation and administrative/other expenses. The model simulates 600 different capital market results over 15 years. For 2011, the expected return-on-asset assumption for U.S. plans is 7.8%, compared with 8.0% for 2010.

        The U.S. defined benefit pension plans assets include 432,549 shares of the Company's stock valued at $12.2 million at December 31, 2010 and 431,033 shares of the Company's common stock valued at $13.9 million at December 31, 2009. These shares represented 5.5% and 6.4% of total plan assets at December 31, 2010 and 2009, respectively. Dividends paid to the pension plans on the Company stock amounted to $0.4 million, $0.3 million and $0.3 million in 2010, 2009 and 2008, respectively.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Employee Benefit Plans (Continued)

        The asset allocations attributable to the Company's international defined benefit pension plans at December 31, 2010 and 2009 and the long-term target allocation of plan assets, by asset category, are as follows:

		Percentage of Plan Assets at
International Plans Asset Category	Target Long-Term Allocation	December 31, 2010	December 31, 2009
Equity securities	47.5%	48.7%	46.0%
Fixed income securities	42.5%	42.6%	43.9%
Cash and cash equivalents	—%	0.5%	1.5%
Other	10.0%	8.2%	8.6%

        Plan assets at December 31, 2010 in the U.K. defined benefit pension plan amounted to 84.7% of the international pension assets. These assets are allocated among various categories of equities, fixed income, cash and cash equivalents with professional investment managers whose performance is actively monitored. The primary investment objective is long-term growth of assets in order to meet present and future benefit obligations. The Company periodically conducts asset/liability modeling studies and accordingly adjusts investment amounts within asset categories to ensure the long-term investment strategy is aligned with the profile of benefit obligations.

        For the international long-term rate of return assumption, the Company considered the current level of expected returns in risk-free investments (primarily government bonds), the historical level of the risk premium associated with other asset classes in which the portfolio is invested and the expectations for future returns of each asset class and plan expenses. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets. For 2011, the expected return-on-asset assumption for the U.K. plan is 7.5%, which is the same assumption as for 2010. The remaining international pension plans, with assets representing 15.3% of the international pension assets, are under the guidance of professional investment managers and have similar investment objectives.

        The fair values of the Company's U.S. pension plans' assets at December 31, 2010 by asset class are as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
Domestic equities:
Common stocks	$52,930	$52,930	$—	$—
Mutual funds—equities	59,049	15,167	43,882	—
International equities—mutual funds	26,354	14,666	11,688	—
Fixed income investments:
U.S. Treasuries and collateralized securities	22,039	—	22,039	—
Corporate bonds and notes	9,920	9,920	—	—
Mutual funds—bonds	35,588	35,588	—	—
Other—mutual funds	12,375	12,375	—	—
Cash and money market accounts	3,418	3,418	—	—

Total	$221,673	$144,064	$77,609	$—

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Employee Benefit Plans (Continued)

        The fair values of the Company's international pension plans' assets at December 31, 2010 by asset class are as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
Equity securities:
Mutual funds—equities	$344,445	$119,864	$224,581	$—
Fixed income investments:
Corporate bonds and notes	3,382	1,038	2,344	—
Mutual funds—bonds	240,683	25,419	215,264	—
Insurance contracts	57,324	—	57,324	—
Other:
Real estate funds/limited partnerships	40,173	—	29,989	10,184
Other mutual funds	18,832	—	18,832	—
Cash and money market accounts	3,187	3,187	—	—

Total	$708,026	$149,508	$548,334	$10,184

        The fair values of the Company's U.S. pension plans' assets at December 31, 2009 by asset class are as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
Domestic equities:
Common stocks	$50,211	$50,211	$—	$—
Mutual funds—equities	52,734	13,892	38,842	—
International equities—mutual funds	24,035	11,012	13,023	—
Fixed income investments:
U.S. Treasuries and collateralized securities	25,525	—	25,525	—
Corporate bonds and notes	6,327	6,327	—	—
Mutual funds—bonds	39,110	39,110	—	—
Other—mutual funds	16,039	15,918	121	—
Cash and money market accounts	2,938	2,938	—	—

Total	$216,919	$139,408	$77,511	$—

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Employee Benefit Plans (Continued)

        The fair values of the Company's international pension plans' assets at December 31, 2009 by asset class are as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
Equity securities:
Common stocks	$35,037	$35,037	$—	$—
Mutual funds—equities	277,069	120,356	156,713	—
Fixed income investments:
British government securities	46,299	—	46,299	—
Corporate bonds and notes	26,809	26,809	—	—
Mutual funds—bonds	168,201	—	168,201	—
Insurance contracts	56,955	—	56,955	—
Other:
Real estate funds/limited partnerships	40,177	—	29,183	10,994
Other mutual funds	18,190	15,033	3,157	—
Cash and money market accounts	10,281	10,281	—	—

Total	$679,018	$207,516	$460,508	$10,994

        The following table summarizes changes in the fair value of Level 3 assets for 2009 and 2010:

(In thousands)	Real Estate Limited Partnerships
Balance at December 31, 2008	$8,438
Actual return on plan assets:
Relating to assets still held at year-end	2,556

Balance at December 31, 2009	10,994
Actual return on plan assets:
Relating to assets still held at year-end	(810)

Balance at December 31, 2010	$10,184

        Following is a description of the valuation methodologies used for the plans' investments measured at fair value:

  •
  Level 1 Fair Value Measurements—Investments in interest-bearing cash are stated at cost, which approximates fair value. The fair values of money market accounts and certain mutual funds are based on quoted net asset values of the shares held by the Plan at year-end. The fair values of common and foreign stocks and corporate bonds, notes and convertible debentures are valued at the closing price reported in the active market on which the individual securities are traded.

  •
  Level 2 Fair Value Measurements—The fair values of investments in mutual funds for which quoted net asset values in an active market are not available are valued by the investment advisor based on the current market values of the underlying assets of the mutual fund based on information reported by the investment consistent with audited financial statements of the mutual fund. Further information concerning these mutual funds may be obtained from their separate audited financial statements. Investments in U.S. Treasury notes and collateralized securities are valued based on yields currently available on comparable securities of issuers with similar credit ratings.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Employee Benefit Plans (Continued)

  •
  Level 3 Fair Value Measurements—Real estate limited partnership interests are valued by the general partners based on the underlying assets. The limited partnership interests are valued using unobservable inputs and have been classified within Level 3 of the fair value hierarchy.

9. Income Taxes

        Income from continuing operations before income taxes and equity income as reported in the Consolidated Statements of Income consists of the following:

(In thousands)	2010	2009	2008
United States	$23,037	$51,529	$98,842
International	(2,561)	107,309	243,594

Total income before income taxes and equity income	$20,476	$158,838	$342,436

Income tax expense (benefit):
Currently payable:
Federal	$(325)	$23,886	$33,873
State	453	1,591	1,988
International	30,765	26,938	54,817

Total income taxes currently payable	30,893	52,415	90,678
Deferred federal and state	6,172	(28,018)	1,478
Deferred international	(32,789)	(5,888)	(336)

Total income tax expense	$4,276	$18,509	$91,820

        Cash payments for income taxes, including taxes on the gain or loss from discontinued business, were $27.4 million, $57.1 million and $120.6 million for 2010, 2009 and 2008, respectively.

        The following is a reconciliation of the normal expected statutory U.S. federal income tax rate to the effective rate as a percentage of Income from continuing operations before income taxes and noncontrolling interest as reported in the Consolidated Statements of Income:

	2010	2009	2008
U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	5.2	1.0	0.9
U.S. domestic manufacturing deductions and credits	(6.6)	(1.6)	(0.5)
Change in permanent reinvestment assertion	9.3	(5.0)	—
Difference in effective tax rates on international earnings and remittances	(26.2)	(25.0)	(8.1)
Uncertain tax position contingencies and settlements	1.2	4.0	(0.4)
Cumulative effect in change in statutory tax rates/laws	3.4	2.8	(0.4)
Other, net	(0.4)	0.4	0.2

Effective income tax rate	20.9%	11.6%	26.7%

        The increase in the effective income tax rate for 2010 compared with 2009 is a reflection of certain non-recurring net discrete tax benefits recognized in 2009. The 2009 net discrete tax benefits included a change in the permanent reinvestment of prior year undistributed earnings and the recognition of previously unrecognized tax benefits in certain foreign and state jurisdictions, offset by an increase in unrecognized tax benefits related to an ongoing dispute between the European Union and a specific

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income Taxes (Continued)

European country. During 2010, the Company evaluated its historical permanent reinvestment assertion for one foreign subsidiary that, during the fourth quarter of 2010, generated incremental cash flows above what was previously anticipated during the December 2010 quarter. The Company concluded that it could not permanently reinvest this incremental cash flow at the foreign subsidiary. Accordingly, the Company recorded a deferred tax liability in the amount of $1.9 million, or 9.3% as reflected in the effective tax rate reconciliation above, for the tax costs associated with the future repatriation of the cash. Included in Other for 2010 are $3.5 million of non-recurring, out-of-period benefits related primarily to deferred charges from historical intercompany sales of inventory and adjustments of other deferred tax balances, offset by a tax charge of $1.7 million related to valuation allowance activity for a specific foreign operating jurisdiction and a U.S. tax charge on certain non-deductible items of $1.7 million.

        The tax effects of the temporary differences giving rise to the Company's deferred tax assets and liabilities at December 31, 2010 and 2009 are as follows:

	2010		2009
(In thousands)	Asset	Liability	Asset	Liability
Depreciation and amortization	$—	$144,361	$—	$177,393
Expense accruals	46,116	—	37,720	—
Inventories	3,582	—	4,813	—
Provision for receivables	2,871	—	2,129	—
Deferred revenue	—	1,979	—	4,838
Operating loss carryforwards	57,318	—	48,822	—
Deferred foreign tax credits	31,718	—	17,061	—
Pensions	60,626	—	61,403	—
Currency adjustments	28,721	—	66,791	—
Post-retirement benefits	1,117	—	1,133	—
Other	17,245	—	12,225	—

Subtotal	249,314	146,340	252,097	182,231
Valuation allowance	(29,469)	—	(22,744)	—

Total deferred income taxes	$219,845	$146,340	$229,353	$182,231

        The deferred tax asset and liability balances recognized in the Consolidated Balance Sheets at December 31, 2010 and 2009 are as follows:

(In thousands)	2010	2009
Other current assets	$47,279	$82,606
Other assets	64,672	57,083
Other current liabilities	(2,804)	(1,574)
Deferred income taxes	(35,642)	(90,993)

        At December 31, 2010, the tax-effected amount of net operating loss carryforwards ("NOLs") totaled $57.3 million. Tax-effected NOLs from international operations are $43.9 million. Of that amount, $37.8 million can be carried forward indefinitely, and $6.1 million will expire at various times between 2012 and 2025. Tax-effected U.S. federal NOLs are $3.7 million. Of that amount, $0.2 million relate to preacquisition NOLs that expire in 2022, and $3.5 million relate to current period NOLs that expire in 2030. Tax-effected U.S. state NOLs are $9.7 million. Of that amount, $0.3 million expire at various times between 2011 and 2015, $1.7 million expire at various times between 2016 and 2020, $4.1 million expire at various times between 2021 and 2025, and $3.6 million expire at various times between 2026 and 2030.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income Taxes (Continued)

        The valuation allowances of $29.5 million and $22.7 million at December 31, 2010 and 2009, respectively, related principally to NOLs, currency translation and foreign investment tax credits that are uncertain as to realizability.

        The change in the valuation allowances for 2010 and 2009 results primarily from the increase in valuation allowances in certain jurisdictions based on the Company's evaluation of the realizability of future benefits partially offset by the utilization of NOLs and the release of valuation allowances in certain jurisdictions based on the Company's revaluation of the realizability of future benefits.

        The Company has not provided U.S. income taxes on certain of its non-U.S. subsidiaries' undistributed earnings as such amounts are indefinitely reinvested outside the United States. At December 31, 2010 and 2009, such earnings were approximately $857 million and $843 million, respectively. If these earnings were repatriated at December 31, 2010, the one-time tax cost associated with the repatriation would be approximately $154 million. The Company has various tax holidays in the Middle East and Asia that expire between 2011 and 2012. The Company no longer has tax holidays in Europe as they have all expired. During 2010 and 2009 these tax holidays resulted in no change to income tax expense and during 2008 they resulted in $0.2 million in reduced income tax expense.

        The Company recognizes accrued interest and penalty expense related to unrecognized income tax benefits ("UTB") in income tax expense. During 2010, 2009 and 2008, the Company recognized an income tax benefit of $0.3 million, and income tax expense of $3.3 million and $3.2 million, respectively, for interest and penalties. The Company accrued $10.7 million and $11.0 million for the payment of interest and penalties at December 31, 2010 and 2009, respectively.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income Taxes (Continued)

        A reconciliation of the change in the UTB balance from January 1, 2008 to December 31, 2010 is as follows:

(In thousands)	Unrecognized Income Tax Benefits	Deferred Income Tax Benefits	Unrecognized Income Tax Benefits, Net of Deferred Income Tax Benefits
Balance at January 1, 2008	$30,176	$(2,332)	$27,844
Additions for tax positions related to the current year (includes currency translation adjustment)	2,723	—	2,723
Additions for tax positions related to prior years (includes currency translation adjustment)	2,753	(629)	2,124
Reductions for tax positions related to acquired entities in prior years, offset to goodwill	(92)	—	(92)
Other reductions for tax positions related to prior years	(6,080)	1,077	(5,003)
Settlements	(5,181)	705	(4,476)

Balance at December 31, 2008	$24,299	$(1,179)	$23,120

Additions for tax positions related to the current year (includes currency translation adjustment)	7,868	(11)	7,857
Additions for tax positions related to prior years (includes currency translation adjustment)	10,625	(49)	10,576
Other reductions for tax positions related to prior years	(4,007)	117	(3,890)
Statutes of limitation expirations	(1,934)	152	(1,782)
Settlements	(60)	21	(39)

Balance at December 31, 2009	$36,791	$(949)	$35,842

Additions for tax positions related to the current year (includes currency translation adjustment)	1,846	—	1,846
Additions for tax positions related to prior years (includes currency translation adjustment)	313	(44)	269
Other reductions for tax positions related to prior years	(429)	—	(429)
Statutes of limitation expirations	(2,348)	156	(2,192)
Settlements	(284)	99	(185)

Total unrecognized income tax benefits that, if recognized, would impact the effective income tax rate at December 31, 2010	$35,889	$(738)	$35,151

        Included in the additions for tax positions related to current and prior years for 2010 is approximately $0.8 million of unrecognized tax benefits that created additional NOLs in a foreign jurisdiction. To the extent the unrecognized tax benefit is recognized, a full valuation allowance would be recorded against the NOLs.

        Within the next twelve months, it is reasonably possible that up to $8.5 million of unrecognized income tax benefits will be recognized upon settlement of tax examinations and the expiration of various statutes of limitations.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income Taxes (Continued)

        The Company files its income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. With few exceptions, the Company is no longer subject to U.S. and foreign examinations by tax authorities for the years through 2004.

10. Commitments and Contingencies

Environmental

        The Company is involved in a number of environmental remediation investigations and cleanups and, along with other companies, has been identified as a "potentially responsible party" for certain waste disposal sites. While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company. The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected. The Consolidated Balance Sheets at December 31, 2010 and 2009 include accruals in Other current liabilities of $4.2 million and $3.1 million, respectively, for environmental matters. The amounts charged against pre-tax income related to environmental matters totaled $2.6 million, $1.5 million and $1.5 million in 2010, 2009 and 2008, respectively.

        In January 2010, the Company received a Notification of Penalty ("NOP") from the United States Environmental Protection Agency (the "EPA") with respect to its Saxonburg, Pennsylvania (no longer in existence) and Sarver, Pennsylvania facilities of the Harsco Metals & Minerals Segment. The EPA issued the NOP for the Company's alleged failure to file certain reports relating to the storage of certain chemicals commonly used by business, with the appropriate state and local agencies. The Company settled the matter with the EPA pursuant to the terms of a Consent Agreement and Final Order, which included the Company paying a penalty of approximately $146,000.

        In December 2010, the EPA issued a Notice of Violation in connection with the Warren, Ohio, site of the Company's Harsco Metals & Minerals Segment. The EPA and the Company have entered into negotiations in order to settle this matter. The penalties associated with settling this matter could exceed $0.1 million.

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

Gas Technologies Divestiture

        In October 2009, the Company and Taylor-Wharton International ("TWI"), the purchaser of the Company's Gas Technologies business, satisfactorily resolved certain claims and counterclaims that had been submitted to arbitration. The claims and counterclaims related both to net working capital adjustments associated with the divestiture and to alleged breach of certain representations and warranties made by the Company. The settlement and related costs and fees were reflected in the $15.1 million after-tax loss from discontinued operations recorded by the Company for the twelve months ended December 31, 2009.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Commitments and Contingencies (Continued)

        In November 2009, TWI filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. As part of its filing, TWI filed a motion to reject certain executory contracts, including the parties' Asset and Stock Purchase Agreement dated at December 7, 2007 (the "ASPA"). TWI, however, did not seek to reject the settlement agreement finalized in October 2009 between the Company and TWI.

        In May and June 2010, the bankruptcy court entered orders confirming TWI's plan of reorganization and approving TWI's rejection of certain executory contracts, including the ASPA. On June 15, 2010, the reorganized TWI emerged from bankruptcy. On August 23, 2010, TWI commenced an adversary proceeding against the Company and certain third party tort plaintiffs in the Bankruptcy Court seeking an order declaring that the rejection order excuses TWI's contractual assumption of the assumed liabilities. On November 23, 2010, the Bankruptcy Court issued an opinion and entered an order granting the Company's motion to dismiss and holding that TWI's assumption of the assumed liabilities was not rejected during the bankruptcy. On February 8, 2011, TWI, the Company and certain insurers reached a settlement regarding these matters, the terms of which are confidential.

        The Company recorded a pre-tax charge of $5.0 million in 2010 related to potential and contingent third party tort claims and this charge was recorded in Loss from Discontinued Operations. The Company reasonably believes at this time that sufficient coverage for claims relating to these matters exists, both as a result of the settlement and reserves established prior to the settlement. Claims are inherently uncertain and, as a result, potential claims could be resolved at an amount significantly above the amount recorded.

Value-Added Tax Dispute

        The Company is involved in a value-added and services ("ICMS") tax dispute with the State Revenue Authorities from the State of São Paulo, Brazil (the "SPRA"). In October 2009, the Company received notification of the SPRA's administrative decision regarding the levying of ICMS in the State of São Paulo in relation to services provided to one of the Company's customers in the State between January 2004 and May 2005. The assessment from the SPRA is approximately $12 million, including tax, penalty and interest and could increase to reflect additional interest accrued since December 2007.

        The Company believes that it does not have liability for this assessment and will vigorously contest it under various alternatives, including judicial appeal. Any ultimate final determination of this assessment is not likely to have a material adverse effect on the Company's annual results of operations, cash flows or financial condition.

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

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Commitments and Contingencies (Continued)

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

        At December 31, 2010, there are 19,316 pending asbestos personal injury claims filed against the Company. Of these cases, 18,813 are pending in the New York Supreme Court for New York County in New York State. The other claims, totaling 503, are filed in various counties in a number of state courts, and in certain Federal District Courts (including New York), and those complaints generally assert lesser amounts of damages than the New York State court cases or do not state any amount claimed.

        At December 31, 2010, the Company has obtained dismissal by stipulation, or summary judgment prior to trial, in 25,370 cases.

        In view of the persistence of asbestos litigation nationwide, the Company expects to continue to receive additional claims. However, there have been developments during the past several years, both by certain state legislatures and by certain state courts, which could favorably affect the Company's ability to defend these asbestos claims in those jurisdictions. These developments include procedural changes, docketing changes, proof of damage requirements and other changes that require plaintiffs to follow specific procedures in bringing their claims and to show proof of damages before they can proceed with their claim. An example is the action taken by the New York Supreme Court (a trial court), which is responsible for managing all asbestos cases pending within New York County in the State of New York. This Court issued an order in December 2002 that created a Deferred or Inactive Docket for all pending and future asbestos claims filed by plaintiffs who cannot demonstrate that they have a malignant condition or discernable physical impairment, and an Active or In Extremis Docket for plaintiffs who are able to show such medical condition. As a result of this order, the majority of the asbestos cases filed against the Company in New York County have been moved to the Inactive Docket until such time as the plaintiffs can show that they have incurred a physical impairment. At December 31, 2010, the Company has been listed as a defendant in 832 Active or In Extremis asbestos cases in New York County. The Court's Order has been challenged by plaintiffs.

        Except with regard to the legal costs in a few limited, exceptional cases, the Company's insurance carrier has paid all legal and settlement costs and expenses to date. The Company has liability insurance coverage under various primary and excess policies that the Company believes will be available, if necessary, to substantially cover any liability that might ultimately be incurred on these claims.

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

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Commitments and Contingencies (Continued)

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

        Insurance liabilities are recorded when it is probable that a liability has been incurred for a particular event and the amount of loss associated with the event can be reasonably estimated. Insurance reserves have been estimated based primarily upon actuarial calculations and reflect the undiscounted estimated liabilities for ultimate losses including claims incurred but not reported. Inherent in these estimates are assumptions that are based on the Company's history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends. If actual claims differ from those projected by management, changes (either increases or decreases) to insurance reserves may be required and would be recorded through income in the period the change was determined. When a recognized liability is covered by third-party insurance, the Company records an insurance claim receivable to reflect the covered liability. Insurance claim receivables are included in Other receivables in the Company's Consolidated Balance Sheets. See Note 1, "Summary of Significant Accounting Policies," for additional information on Accrued Insurance and Loss Reserves.

11. Capital Stock

        The authorized capital stock of the Company consists of 150,000,000 shares of common stock and 4,000,000 shares of preferred stock, both having a par value of $1.25 per share. The preferred stock is issuable in series with terms as fixed by the Board of Directors (the "Board"). None of the preferred stock has been issued. On September 25, 2007, the Board approved a revised Preferred Stock Purchase Rights Agreement (the "Agreement"). Under the Agreement, the Board authorized and declared a dividend distribution to stockholders of record on October 9, 2007, of one right for each share of common stock outstanding on the record date. The rights may only be exercised if, among other things and with certain exceptions, a person or group has acquired 15% or more of the Company's common stock without the prior approval of the Board. Each right entitles the holder to purchase 1/100th share of Harsco Series A Junior Participating Cumulative Preferred Stock at an exercise price of $230. Once the rights become exercisable, the holder of a right will be entitled, upon payment of the exercise price, to purchase a number of shares of common stock calculated to have a value of two times the exercise price of the right. The rights, which expire on October 9, 2017, do not have voting power, and may be redeemed by the Company at a price of $0.001 per right at any time until the 10th business day following public announcement that a person or group has accumulated 15% or more of the Company's common stock. The Agreement also includes an exchange feature. At December 31, 2010, 805,141 shares of $1.25 par value preferred stock were reserved for issuance upon exercise of the rights.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Capital Stock (Continued)

        The Board of Directors has authorized the repurchase of shares of common stock as follows:

	Shares Authorized to be Purchased January 1	Additional Shares Authorized for Purchase	Shares Purchased	Remaining Shares Authorized for Purchase December 31
2008	2,000,000	4,000,000	4,463,353	1,536,647
2009	1,536,647	463,353	—	2,000,000
2010	2,000,000	—	—	2,000,000

        The Company's share repurchase program was extended by the Board of Directors in November 2010. The repurchase program expires January 31, 2012. At December 31, 2010, there are 2,000,000 authorized shares remaining in the program. When and if appropriate, repurchases are made in open market transactions, depending on market conditions. Repurchases may not be made and may be discontinued at any time.

        In addition to the above purchases, 38,909, 53,029 and 29,346 shares were repurchased in 2010, 2009 and 2008, respectively, in connection with the issuance of shares as a result of vested restricted stock units. In 2010 and 2009, 24,008 and 15,645 shares, respectively, were repurchased in connection with the issuance of shares as a result of stock option exercises. The following table summarizes the Company's common stock:

	Common Stock
	Shares Issued	Treasury Shares	Outstanding Shares
Outstanding, January 1, 2008	110,932,619	26,472,753	84,459,866
Stock Options Exercised	121,176	—	121,176
Vested Restricted Stock Units	86,193	29,346	56,847
Purchases	—	4,463,353	(4,463,353)

Outstanding, December 31, 2008	111,139,988	30,965,452	80,174,536
Stock Options Exercised	92,250	15,645	76,605
Vested Restricted Stock Units	154,947	53,029	101,918

Outstanding, December 31, 2009	111,387,185	31,034,126	80,353,059
Stock Options Exercised	115,493	24,008	91,485
Vested Restricted Stock Units	108,424	38,909	69,515

Outstanding, December 31, 2010	111,611,102	31,097,043	80,514,059

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Capital Stock (Continued)

        The following is a reconciliation of the average shares of common stock used to compute basic earnings per common share to the shares used to compute diluted earnings per common share as shown on the Consolidated Statements of Income:

(Amounts in thousands, except per share data)	2010	2009	2008
Income from continuing operations attributable to Harsco Corporation common stockholders	$10,885	$133,838	$245,623

Weighted average shares outstanding—basic	80,569	80,295	83,599
Dilutive effect of stock-based compensation	192	291	430

Weighted average shares outstanding—diluted	80,761	80,586	84,029

Earnings from continuing operations per common share, attributable to Harsco Corporation common stockholders:
Basic	$0.14	$1.67	$2.94

Diluted	$0.13	$1.66	$2.92

        At December 31, 2010 and 2009, restricted stock units outstanding of 9,206 and 21,675, respectively, were not included in diluted weighted average shares outstanding because the effect was antidilutive. All outstanding stock options at December 31, 2010 and 2009, and all outstanding stock options and restricted stock units at December 31, 2008 were included in the computation of diluted earnings per share.

12. Stock-Based Compensation

        The 1995 Executive Incentive Compensation Plan, as amended, authorizes the issuance of up to 8,000,000 shares of the Company's common stock for use in paying incentive compensation awards in the form of stock options or other equity awards such as restricted stock, restricted stock units or stock appreciation rights. The 1995 Non-Employee Directors' Stock Plan authorizes the issuance of up to 600,000 shares of the Company's common stock for equity awards. Both plans have been approved by the Company's stockholders. At December 31, 2010, there were 2,160,090 and 233,000 shares available for granting equity awards under the 1995 Executive Incentive Compensation Plan and the 1995 Non-Employee Directors' Stock Plan, respectively.

        The Board of Directors approves the granting of performance-based restricted stock units as the long-term equity component of director, officer and certain key employee compensation. The restricted stock units require no payment from the recipient and compensation cost is measured based on the market price on the grant date and is generally recorded over the vesting period. The vesting period for restricted stock units granted to non-employee directors is one year, and each restricted stock unit is exchanged for a like number of shares of Company stock following the termination of the participant's service as a director. Restricted stock units granted to officers and certain key employees generally vest on a pro rata basis over a three-year period, and the specified retirement age is 62. Upon vesting, each restricted stock unit is exchanged for a like number of shares of the Company's stock. Restricted stock units do not have an option for cash payment.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stock-Based Compensation (Continued)

        The following table summarizes restricted stock units issued and the compensation expense recorded for 2010, 2009 and 2008:

			Expense (Income)
	Restricted Stock Units	Fair Value per Unit
Stock-Based Compensation Expense (Income) (Dollars in thousands, except per unit)			2010	2009		2008
Directors:
May 1, 2007	16,000	$50.62	$—	$—		$270
May 1, 2008	16,000	58.36	—	311		623
May 1, 2009	16,000	27.28	145	291		—
May 3, 2010	16,000	30.99	331	—		—
Employees:
January 24, 2005	65,400	25.21	—	—		21
January 24, 2006	93,100	33.85	—	(191	)(a)	632
January 23, 2007	101,700	38.25	41	761		1,035
January 22, 2008	130,950	45.95	1,601	1,371		2,652
January 27, 2009	106,625	25.15	667	1,174		—
November 19, 2009	15,000	31.90	298	169		—
January 25, 2010	1,000	31.49	20	—		—
September 22, 2010	25,000	23.47	194	—		—

Total	602,775		$3,297	$3,886		$5,233

(a)
Due primarily to forfeitures of restricted stock units.

        Restricted stock unit activity for 2010, 2009 and 2008 was as follows:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2008	211,934	$34.12
Granted	146,950	47.30
Vested	(95,570)	34.43
Forfeited	(5,584)	39.78

Nonvested at December 31, 2008	257,730	41.40
Granted	137,625	26.13
Vested	(153,283)	38.46
Forfeited	(12,581)	36.97

Nonvested at December 31, 2009	229,491	34.45
Granted	42,000	26.53
Vested	(124,424)	35.81
Forfeited	(6,532)	35.23

Nonvested at December 31, 2010	140,535	$30.83

        At December 31, 2010, the total unrecognized compensation cost related to nonvested restricted stock units was $1.3 million, which is expected to be recognized over a period of approximately one year.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stock-Based Compensation (Continued)

        There was a $0.1 million and $0.3 million decrease of excess tax benefits principally from restricted stock units recognized in 2010 and 2009, respectively, while excess tax benefits from the exercise of stock options increased $1.7 million in 2008.

        From time to time, the Company may grant incentive stock options and nonqualified stock options to officers, certain key employees and non-employee directors under the two plans noted above. The stock options would generally vest three years from the date of grant, which is the date the Board of Directors approved the grants, and expire no later than ten years after the date of grant. The exercise price of the stock options would be the fair value on the grant date. There were no stock options granted during 2010, 2009 or 2008.

        Stock option activity for 2010, 2009 and 2008 was as follows:

	Stock Options
	Shares Under Option	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)(a)
Outstanding, January 1, 2008	604,996	$15.30	$29.9
Exercised	(121,176)	14.96

Outstanding, December 31, 2008	483,820	$15.39	$5.7
Exercised	(92,250)	14.25
Expired	(1,600)	14.57

Outstanding, December 31, 2009	389,970	$15.66	$6.7
Exercised	(115,493)	13.77
Expired	(805)	16.33

Outstanding, December 31, 2010	273,672	$16.46	$3.3

(a)
Intrinsic value is defined as the difference between the current market value and the exercise price.

        The total intrinsic value of options exercised during 2010, 2009 and 2008 was $1.7 million, $1.4 million and $4.5 million, respectively.

        Options to purchase 273,672 shares were exercisable at December 31, 2010. The following table summarizes information concerning outstanding and exercisable options at December 31, 2010.

	Stock Options Outstanding and Exercisable
Range of Exercisable Prices	Number Outstanding and Exercisable	Remaining Contractual Life In Years	Weighted Average Exercise Price
$12.81–$13.97	34,932	0.22	$13.50
16.32–16.33	182,540	1.05	16.33
16.96–20.96	56,200	1.78	18.73

	273,672

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Financial Instruments

Off-Balance Sheet Risk

        As collateral for the Company's performance and to insurers, the Company is contingently liable under standby letters of credit, bonds and bank guarantees in the amounts of $286.1 million and $280.1 million at December 31, 2010 and 2009, respectively. These standby letters of credit, bonds and bank guarantees are generally in force for up to four years. Certain issues have no scheduled expiration date. The Company pays fees to various banks and insurance companies that range from 0.25 percent to 2.30 percent per annum of the instruments' face value. If the Company were required to obtain replacement standby letters of credit, bonds and bank guarantees at December 31, 2010 for those currently outstanding, it is the Company's opinion that the replacement costs would be within the present fee structure.

        The Company has currency exposures in more than 50 countries. The Company's primary foreign currency exposures during 2010 were in the European Economic and Monetary Union, the United Kingdom, Brazil, Australia, South Africa and Canada.

Off-Balance Sheet Risk—Third Party Guarantees

        In connection with the licensing of one of the Company's trade names and providing certain management services (the furnishing of selected employees), the Company guarantees the debt of certain third parties related to its international operations. These guarantees are provided to enable the third parties to obtain financing of their operations. The Company receives fees from these operations, which are included as Service revenues in the Company's Consolidated Statements of Income. The Company recorded revenue from these entities of $1.9 million, $9.6 million and $6.3 million during 2010, 2009 and 2008, respectively. The guarantees are renewed on an annual basis and the Company would only be required to perform under the guarantees if the third parties default on their debt. The maximum potential amount of future payments (undiscounted) related to these guarantees was $1.6 million at December 31, 2010 and 2009. There is no recognition of this potential future payment in the accompanying financial statements as the Company believes the potential for making these payments is remote. These guarantees were renewed in June 2010 and November 2010.

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

        The Company provided an environmental indemnification for property from a lease that terminated in 2006. The term of this guarantee is indefinite, and the Company would be required to perform under the guarantee only if an environmental matter were discovered on the property relating to the time the Company leased the property. The Company is not aware of any environmental issues related to this property. The maximum potential amount of future payments (undiscounted) related to this guarantee is estimated to be $3.0 million at December 31, 2010 and 2009. There is no recognition of this potential future payment in the accompanying financial statements as the Company believes the potential for making this payment is remote.

        The Company provides guarantees related to arrangements with certain customers that include joint and several liability for actions for which the Company may be partially at fault. The terms of

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Financial Instruments (Continued)

these guarantees generally do not exceed four years, and the maximum amount of future payments (undiscounted) related to these guarantees is $3.0 million per occurrence. This amount represents the Company's self-insured maximum limitation. There is no specific recognition of potential future payments in the accompanying financial statements as the Company is not aware of any claims.

        The Company provided an environmental indemnification for property that was sold to a third party in 2004. The term of this guarantee is seven years, and the Company would be required to perform under the guarantee only if an environmental matter were discovered on the property relating to the time the Company owned the property that was not known by the buyer at the date of sale. The Company is not aware of any environmental issues related to this property. The maximum potential amount of future payments (undiscounted) related to this guarantee is $0.8 million at December 31, 2010 and 2009. There is no recognition of this potential future payment in the accompanying financial statements as the Company believes the potential for making this payment is remote.

        The above liabilities related to the Company's obligation to stand ready to act on these off-balance sheet guarantees are included in Other current liabilities or Other liabilities (as appropriate) in the Consolidated Balance Sheets. Any recognition of these liabilities did not have a material impact on the Company's financial condition or results of operations for 2010, 2009 or 2008.

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

Derivative Instruments and Hedging Activities

        The Company uses derivative instruments, including foreign currency forward exchange contracts, commodity contracts and cross-currency interest rate swaps, to manage certain foreign currency, commodity price and interest rate exposures. Derivative instruments are viewed as risk management tools by the Company and are not used for trading or speculative purposes.

        All derivative instruments are recorded on the balance sheet at fair value. Changes in the fair value of derivatives used to hedge foreign-currency-denominated balance sheet items are reported directly in earnings along with offsetting transaction gains and losses on the items being hedged. Derivatives used to hedge forecasted cash flows associated with foreign currency commitments or forecasted commodity purchases may be accounted for as cash flow hedges, as deemed appropriate and if the criteria for hedge accounting are met. Gains and losses on derivatives designated as cash flow hedges are deferred as a separate component of equity and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. Generally, at December 31, 2010, these deferred gains and losses will be reclassified to earnings over 10 to 15 years from the balance sheet date. The ineffective portion of all hedges, if any, is recognized currently in earnings.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Financial Instruments (Continued)

        The fair value of outstanding derivative contracts recorded as assets and liabilities in the Consolidated Balance Sheets at December 31, 2010 and 2009 were as follows:

	Asset Derivatives		Liability Derivatives
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
December 31, 2010
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$—	Other current liabilities	$29
Cross currency interest rate swaps	Other assets	31,803	Noncurrent liabilities	3,831

Total derivatives designated as hedging instruments		$31,803		$3,860

Derivates not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$2,787	Other current liabilities	$1,042

	Asset Derivatives		Liability Derivatives
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
December 31, 2009
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$—	Other current liabilities	$14
Cross currency interest rate swap	Other assets	7,357	Noncurrent liabilities	—

Total derivatives designated as hedging instruments		$7,357		$14

Derivates not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$2,187	Other current liabilities	$590

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Financial Instruments (Continued)

        The effect of derivative instruments on the Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income during 2010 and 2009 was as follows:

Derivatives Designated as Hedging Instruments

(In thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income ("OCI") on Derivative— Effective Portion	Location of Gain (Loss) Reclassified from Accumulated OCI into Income— Effective Portion	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income— Effective Portion	Location of Gain (Loss) Recognized in Income on Derivative— Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income on Derivative— Ineffective Portion and Amount Excluded from Effectiveness Testing
For the twelve months ended December 31, 2010:
Foreign currency forward exchange contracts	$32		$—		$—
Commodity contracts	20	Cost of services and products sold	20	Cost of services and products sold	10
Cross-currency interest rate swaps	(1,119)		—	Cost of services and products sold	21,734	(a)

	$(1,067)		$20		$21,744

For the twelve months ended December 31 2009:
Foreign currency forward exchange contracts	$(23)		$—		$—
Commodity contracts	(3,352)	Service revenues	1,025	Service revenues	(318)
Cross-currency interest rate swap	(36,490)		—	Cost of services and products sold	(5,586	)(a)

	$(39,865)		$1,025		$(5,904)

(a)
These gains (losses) offset foreign currency fluctuation effects on the debt principal.

Derivatives Not Designated as Hedging Instruments

		Amount of Gain (Loss) Recognized in Income on Derivative for the Twelve Months Ended December(a)
	Location of Gain (Loss) Recognized in Income on Derivative
(In thousands)		2010	2009
Foreign currency forward exchange contracts	Cost of services and products sold	$1,483	$(6,308)

(a)
These gains (losses) offset amounts recognized in cost of service and products sold principally as a result of intercompany or third party foreign currency exposures.

Commodity Derivatives

        The Company periodically uses derivative instruments to hedge cash flows associated with purchase or selling price exposure to certain commodities. The Company's commodity derivative activities are subject to the management, direction and control of the Company's Risk Management Committee,

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Financial Instruments (Continued)

which approves the use of all commodity derivative instruments. There were no commodity derivative contracts outstanding at December 31, 2010 and 2009.

Foreign Currency Forward Exchange Contracts

        The Company conducts business in multiple currencies and, accordingly, is subject to the inherent risks associated with foreign exchange rate movements. The financial position and results of operations of substantially all of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Foreign currency-denominated assets and liabilities are translated into U.S. dollars at the exchange rates existing at the respective balance sheet dates, and income and expense items are translated at the average exchange rates during the respective periods. The aggregate effects of translating the balance sheets of these subsidiaries are deferred and recorded in Accumulated other comprehensive loss or income, which is a separate component of equity.

        The Company uses derivative instruments to hedge cash flows related to foreign currency fluctuations. At December 31, 2010 and 2009, the Company had $214.2 million and $122.1 million of contracted amounts, respectively, of foreign currency forward exchange contracts outstanding. These contracts are part of a worldwide program to minimize foreign currency exchange operating income and balance sheet exposure by offsetting foreign currency exposures of certain future payments between the Company and its various subsidiaries, vendors or customers. The unsecured contracts outstanding at December 31, 2010 mature at various times within eleven months and are with major financial institutions. The Company may be exposed to credit loss in the event of non-performance by the contract counterparties. The Company evaluates the creditworthiness of the counterparties and does not expect default by them. Foreign currency forward exchange contracts are used to hedge commitments, such as foreign currency debt, firm purchase commitments and foreign currency cash flows for certain export sales transactions.

        The following tables summarize, by major currency, the contractual amounts of the Company's foreign currency forward exchange contracts in U.S. dollars at December 31, 2010 and 2009. The "Buy" amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the "Sell" amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies. The recognized gains and losses offset amounts recognized in cost of services and products sold principally as a result of intercompany or third party foreign currency exposures.

December 31, 2010
(In thousands)	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
British pounds sterling	Sell	$54,479	January 2011 through May 2011	$1,806
British pounds sterling	Buy	208	January 2011 through May 2011	(2)
Euros	Sell	93,831	January 2011 through February 2011	(104)
Euros	Buy	44,571	January 2011 through February 2011	(338)
Other currencies	Sell	5,314	January 2011 through November 2011	(86)
Other currencies	Buy	15,748	January 2011	441

Total		$214,151		$1,717

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Financial Instruments (Continued)

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

        In addition to foreign currency forward exchange contracts, the Company designates certain loans as hedges of net investments in foreign subsidiaries. The Company recorded pre-tax net gains of $19.0 million and pre-tax net losses of $9.2 million related to hedges of net investments during 2010 and 2009, respectively, into Accumulated other comprehensive loss, which is a separate component of stockholders' equity.

Cross-Currency Interest Rate Swaps

        The Company uses cross-currency interest rate swaps in conjunction with certain debt issuances in order to secure a fixed local currency interest rate. Under these cross-currency interest rate swaps, the Company receives interest based on a fixed U.S. dollar rate and pays interest on a fixed local currency rate based on the contractual amounts in dollars and the local currency, respectively. The cross-currency interest rate swaps are recorded in the Consolidated Balance Sheets at fair value, with changes in value attributed to the effect of the swaps' interest spread recorded in Accumulated other comprehensive loss, which is a separate component of equity. Changes in value attributed to the effect of foreign currency fluctuations are recorded in the income statement and offset currency fluctuation effects on the debt principal.

		Interest Rates
	Contractual Amount
Cross-Currency Interest Rate Swap		Receive	Pay
Maturing 2018	$250,000	Fixed U.S. dollar rate	Fixed euro rate
Maturing 2020	220,000	Fixed U.S. dollar rate	Fixed British pound sterling rate

Fair Value of Derivative Assets and Liabilities and Other Financial Instruments

        Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The Company utilizes market data or assumptions that the Company believes market participants would use in valuing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique.

        The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Financial Instruments (Continued)

(Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

        In instances in which multiple levels of inputs are used to measure fair value, hierarchy classification is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

        At December 31, 2010 and 2009, all derivative assets and liabilities were valued at Level 2 of the fair value hierarchy. The following table indicates the different financial instruments of the Company.

Level 2 Fair Value Measurements at December 31

(In thousands)	2010	2009
Assets
Foreign currency forward exchange contracts	$2,787	$2,187
Cross-currency interest rate swaps	31,803	7,357
Liabilities
Foreign currency forward exchange contracts	1,071	604
Cross-currency interest rate swaps	3,831	—

Level 3 Fair Value Measurements at December 31, 2010 and 2009

(In thousands)	2010	2009
Liabilities
Contingent consideration for acquisitions	$3,872	$9,735

        The following table reconciles the beginning and ending balances for liabilities measured on a recurring basis using unobservable inputs (Level 3) for 2010 and 2009.

Level 3 Liabilities—Contingent Consideration for the Twelve Months Ended December 31

(In thousands)	2010	2009
Balance at beginning of period	$9,735	$—
Acquisitions during the period	4,618	9,735
Fair value adjustments included in earnings	(10,620)	—
Effect of exchange rate changes	139	—

Balance at end of period	$3,872	$9,735

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Financial Instruments (Continued)

        The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs, such as forward rates, interest rates, the Company's credit risk and counterparties' credit risks, and minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the observability of those inputs. Commodity derivatives, foreign currency forward exchange contracts and cross-currency interest rate swaps are classified as Level 2 fair value based upon pricing models using market-based inputs. Model inputs can be verified, and valuation techniques do not involve significant management judgment.

        The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities. At December 31, 2010 and 2009, the total fair value of long-term debt, including current maturities, was $905.0 million and $965.5 million, respectively, compared to carrying value of $853.7 million and $927.5 million, respectively. Fair values for debt are based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

Concentrations of Credit Risk

        Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high-quality financial institutions and, by policy, limits the amount of credit exposure to any one institution.

        Concentrations of credit risk with respect to trade accounts receivable are generally limited in the Harsco Infrastructure, Harsco Rail, and Harsco Industrial Segments due to the Company's large number of customers and their dispersion across different industries and geographies. However, the Company's Harsco Metals & Minerals Segment has several large customers throughout the world with significant accounts receivable balances. Additionally, consolidation in the global steel industry has increased the Company's exposure to specific customers. Should further consolidation occur involving some of the steel industry's larger companies, which are customers of the Company, it would result in an increase in concentration of credit risk for the Company.

        The Company generally does not require collateral or other security to support customer receivables. If a receivable from one or more of the Company's larger customers becomes uncollectible, it could have a material effect on the Company's results of operations or cash flows.

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

        The Harsco Minerals businesses, which were previously a component of an "All Other" Category, are now reported with the Harsco Metals Segment to form the Harsco Metals & Minerals Segment. This reflects the increasing operating synergies of these businesses within the Company's global markets as well as the combined management of these businesses. The remaining businesses of the "All Other" Category are now being reported as the Harsco Industrial operating segment, which also reflects the combined management of these businesses. The "All Other" Category is no longer utilized.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Information by Segment and Geographic Area (Continued)

        The Company has four reportable segments. These segments and the types of products and services offered include the following:

Harsco Infrastructure Segment

        Major services include project engineering and equipment installation, as well as the sale and rental of scaffolding, shoring and concrete forming systems for industrial maintenance and capital improvement projects, civil infrastructure projects, non-residential construction, and international multi-dwelling residential construction projects, primarily international. Services are provided to industrial and petrochemical plants; the infrastructure construction, repair and maintenance markets; commercial and industrial construction contractors; and public utilities.

Harsco Metals & Minerals Segment

        These businesses provide on-site, outsourced services to steel mills and other metal producers such as aluminum and copper. Services include slag processing; semi-finished inventory management; material handling; scrap management; in-plant transportation; and a variety of other services. Other major products and services include minerals and recycling technologies; environmental solutions for metals and mining customers' waste streams; and granules for asphalt roofing shingles as well as abrasives for industrial surface preparation derived from coal slag. Major customers include steel mills and asphalt roofing manufacturers.

Harsco Rail Segment

        This segment manufactures railway track maintenance equipment and provides track maintenance services. The major customers include private and government-owned railroads and urban mass transit systems worldwide.

Harsco Industrial Segment

        Major products include industrial grating; air-cooled heat exchangers; and boilers and water heaters. Major customers include industrial plants and the non-residential, commercial and public construction and retrofit markets; and the natural gas exploration and processing industry.

Other Information

        The measurement basis of segment profit or loss is operating income. Sales of the Company in the United States and the United Kingdom exceeded 10% of consolidated sales with 33% and 14%, respectively, in 2010; 34% and 15%, respectively, in 2009; and 32% and 17%, respectively, in 2008. There are no significant inter-segment sales.

        In 2010, 2009 and 2008, sales to one customer, ArcelorMittal, principally in the Harsco Metals & Minerals Segment, were $359.0 million, $305.6 million and $416.6 million, respectively, which represented more than 10% of the Company's consolidated sales for those years. These sales were provided under multiple long-term contracts at several mill sites. In addition, the Harsco Metals & Minerals Segment is dependent largely on the global steel industry, and in 2010, 2009 and 2008 there were two customers, including ArcelorMittal, that each provided in excess of 10% of this Segment's revenues under multiple long-term contracts at several mill sites. The loss of any one of these contracts would not have a material adverse impact upon the Company's financial position or cash flows; however, it could have a material effect on quarterly or annual results of operations. Additionally, consolidation in the global steel industry has increased the Company's exposure to these customers.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Information by Segment and Geographic Area (Continued)

Should additional consolidations occur involving some of the steel industry's larger companies which are customers of the Company, it would result in an increase in concentration of credit risk for the Company.

        Corporate assets include principally cash, insurance receivables, prepaid taxes and U.S. deferred income taxes. Net Property, Plant and Equipment in the United States represented 21%, 22% and 24% of total net Property, Plant and Equipment at December 31, 2010, 2009 and 2008, respectively. Net Property, Plant and Equipment in the United Kingdom represented 10%, 14% and 15% of total Net Property, Plant and Equipment at December 31, 2010, 2009 and 2008, respectively.

        In the fourth quarter of 2010, the Harsco Infrastructure Segment implemented a comprehensive restructuring initiative as a countermeasure to global economic and financial conditions that adversely affected the Company's end markets. This Segment recorded net pre-tax charges of $84.4 million related to this restructuring initiative. See Note 17, "Restructuring Programs," to the Consolidated Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data" for additional disclosure regarding this restructuring program.

Operating Information by Segment

	Twelve Months Ended December 31,
(In thousands)	2010	2009	2008
Sales
Harsco Infrastructure	$1,031,807	$1,159,200	$1,540,258
Harsco Metals & Minerals	1,461,531	1,257,098	1,778,977
Harsco Rail	313,262	306,016	277,595
Harsco Industrial	231,898	268,023	370,752
Corporate	180	240	240

Total Sales	$3,038,678	$2,990,577	$3,967,822

Operating Income (Loss)
Harsco Infrastructure	$(145,346)	$68,437	$185,382
Harsco Metals & Minerals	117,915	43,303	137,609
Harsco Rail	66,124	56,542	36,406
Harsco Industrial	42,871	55,084	62,251
Corporate	(3,133)	(4,710)	(9,660)

Total Operating Income (Loss)	$78,431	$218,656	$411,988

Total Assets
Harsco Infrastructure	$1,534,379	$1,669,401	$1,607,171
Harsco Metals & Minerals	1,541,117	1,648,878	1,615,137
Harsco Rail	208,338	208,877	207,926
Harsco Industrial	58,918	58,587	80,918
Corporate	126,468	53,497	51,818

Total Assets	$3,469,220	$3,639,240	$3,562,970

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Information by Segment and Geographic Area (Continued)

	Twelve Months Ended December 31,
(In thousands)	2010	2009	2008
Depreciation and Amortization
Harsco Infrastructure	$114,861	$101,465	$110,227
Harsco Metals & Minerals	180,306	191,647	208,499
Harsco Rail	11,110	11,106	12,320
Harsco Industrial	2,832	2,923	2,941
Corporate	6,130	4,390	3,962

Total Depreciation and Amortization	$315,239	$311,531	$337,949

Capital Expenditures
Harsco Infrastructure	$54,858	$41,530	$226,559
Harsco Metals & Minerals	123,153	102,762	220,446
Harsco Rail	9,498	7,699	5,393
Harsco Industrial	1,722	2,674	2,952
Corporate	3,117	10,655	2,267

Total Capital Expenditures	$192,348	$165,320	$457,617

Reconciliation of Segment Operating Income to Consolidated Income From Continuing Operations Before Income Taxes and Equity Income

	Twelve Months Ended December 31,
(In thousands)	2010	2009	2008
Segment operating income(a)	$81,564	$223,366	$421,648
General Corporate expense	(3,133)	(4,710)	(9,660)

Operating income from continuing operations	78,431	218,656	411,988
Interest income	2,668	2,928	3,608
Interest expense	(60,623)	(62,746)	(73,160)

Income from continuing operations before income taxes and equity income	$20,476	$158,838	$342,436

(a)
Segment information for prior periods has been reclassified to conform with the current presentation.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Information by Segment and Geographic Area (Continued)

Information by Geographic Area(a)

	Revenues from Unaffiliated Customers			Net Property, Plant and Equipment
	Twelve Months Ended December 31,			At December 31
(In thousands)	2010	2009	2008	2010	2009	2008
United States	$1,010,290	$1,010,076	$1,260,967	$291,470	$326,952	$361,071
United Kingdom	420,458	436,039	677,598	141,014	205,681	225,368
All Other	1,607,930	1,544,462	2,029,257	934,489	978,168	896,394

Totals including Corporate	$3,038,678	$2,990,577	$3,967,822	$1,366,973	$1,510,801	$1,482,833

(a)
Revenues are attributed to individual countries based on the location of the facility generating the revenue.

Information about Products and Services

	Revenues from Unaffiliated Customers
	Twelve Months Ended December 31,
(In thousands)	2010	2009	2008
Product Group
On-site services to metal producers	$1,245,045	$1,084,826	$1,577,720
Services and equipment for infrastructure construction and industrial maintenance	1,031,807	1,159,200	1,540,258
Railway track maintenance services and equipment	313,262	306,016	277,595
Minerals and recycling technologies	148,749	104,028	127,140
Heat exchangers	112,170	129,365	174,513
Industrial grating products	76,975	92,903	149,168
Industrial abrasives and roofing granules	67,737	68,244	74,118
Heat transfer products	42,753	45,755	47,070
General Corporate	180	240	240

Consolidated Revenues	$3,038,678	$2,990,577	$3,967,822

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Other (Income) and Expenses

        During 2010, 2009 and 2008, the Company recorded pre-tax Other (income) and expenses from continuing operations of $86.5 million, $7.6 million and $22.0 million, respectively. The major components of this income statement category are as follows:

	Other (Income) and Expenses
(In thousands)	2010	2009	2008
Net gains	$(7,792)	$(8,047)	$(15,923)
Contingent consideration adjustments	(10,620)	—	—
Employee termination benefits costs	24,816	10,931	19,027
Costs to exit activities	34,384	4,297	5,269
Product line rationalization	34,302	—	—
Impaired asset write-downs	9,966	1,494	12,588
Other (income) expense	1,417	(1,114)	989

Total	$86,473	$7,561	$21,950

        Substantially all Other expenses in 2010 were incurred in conjunction with restructuring programs initiated within the Harsco Infrastructure Segment in 2010. See Note 17, "Restructuring Programs," for additional information on these programs.

Net Gains

        Net gains are recorded from the sales of redundant properties (primarily land, buildings and related equipment) and non-core assets. In 2010, gains related to assets sold principally in the United States and Western Europe. In 2009, gains related to assets sold principally in the United States, the United Kingdom and Western Europe. In 2008, gains related to assets sold principally in the United States, Australia and the United Kingdom.

	Net Gains
(In thousands)	2010	2009	2008
Harsco Infrastructure Segment	$(3,253)	$(4,641)	$(10,399)
Harsco Metals & Minerals Segment	(3,942)	(3,406)	(4,538)
Harsco Industrial Segment	(597)	—	(986)

Total	$(7,792)	$(8,047)	$(15,923)

        Cash proceeds associated with these gains are included in Proceeds from the sale of assets in the investing activities section of the Consolidated Statements of Cash Flows.

Contingent Consideration Adjustments

        The Company consummated acquisitions whereby the purchase price included contingent consideration based on the performance of the acquired businesses during 2010 and 2011. In 2010, the Company's assessment of these performance goals resulted in a $10.6 million reduction to the previously recognized contingent consideration liability in the Harsco Infrastructure Segment. Each quarter until settlement of the contingency, the Company assesses the likelihood that an acquired business will achieve the goals and the resulting fair value of the contingency. As the fair value is

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Other (Income) and Expenses (Continued)

evaluated on a quarterly basis, any future adjustments (increases or decreases) will also be included in operating income.

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

        The total amount of employee termination benefit costs incurred during 2010, 2009 and 2008 is presented in the table below. The terminations in 2010 related primarily to the fourth quarter 2010 Harsco Infrastructure Segment restructuring initiative in addition to the restructuring initiatives in the Harsco Metals & Minerals Segment throughout 2010. The terminations occurred globally, primarily in the United Kingdom, Western Europe and North America. The terminations in 2009 related primarily to actions implemented in Western Europe, North America and South America. The terminations in 2008 related primarily to the fourth quarter 2008 restructuring program and occurred globally, primarily in Western Europe and the United States.

	Employee Termination Benefit Costs
(In thousands)	2010	2009	2008
Harsco Infrastructure Segment	$19,068	$2,352	$5,317
Harsco Metals & Minerals Segment	4,684	7,998	12,922
Harsco Rail Segment	578	246	492
Harsco Industrial Segment	486	303	195
Corporate	—	32	101

Total	$24,816	$10,931	$19,027

Costs to Exit Activities

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

        In 2010, $34.4 million of exit costs were incurred, principally related to relocation and lease run-out costs in the Harsco Infrastructure Segment in the United States, Western Europe and the United Kingdom.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Other (Income) and Expenses (Continued)

        Costs to exit activities in 2010 include $8.3 million of withdrawal liabilities to exit certain multi-employer pension plans, based on the latest available information received from the plan administrators and trustees. These withdrawal liabilities are triggered as the Company has ceased, or expects to cease, contributing to multi-employer plans for certain locations as part of the Harsco Infrastructure Segment's restructuring initiatives. A significant number of union employees in the United States are covered by multi-employer pension plans based on obligations arising from collective bargaining agreements. These plans provide retirement benefits to all plan participants based on their service to contributing employers, including union employees of the Company. These retirement benefits are paid from assets held in trust for that purpose. The Company is only one of several employers participating in each of these plans. A withdrawal liability is recorded when it is probable that a liability exists and the amount can be reasonably estimated from the financial information that is provided by the third-party trustees of the plans pursuant to the Employee Retirement Income Security Act. At times, this financial information may be dated or insufficient to reasonably estimate an accrual at the balance sheet date when the Company has determined it is probable that a liability exists. Consequently, while the Company believes it has sufficient information to reasonably estimate the $8.3 million withdrawal liability, the liability could change when more current information is provided by the plans' trustees.

        In 2009, $4.3 million of exit costs were incurred, principally related to relocation costs for Western Europe, North America and Asia-Pacific. In 2008, $5.3 million of exit costs were incurred, principally lease run-out costs and relocation costs for Corporate, and the Harsco Infrastructure and Harsco Metals & Minerals Segments.

	Costs to Exit Activities
(In thousands)	2010	2009	2008
Harsco Infrastructure Segment	$33,458	$1,720	$1,724
Harsco Metals & Minerals Segment	930	2,577	1,092
Harsco Industrial Segment	(4)	—	5
Corporate	—	—	2,448

Total	$34,384	$4,297	$5,269

Product Line Rationalization

        The product rationalization charge of $34.3 million in 2010 represents a write-down of certain rental product lines in the Harsco Infrastructure Segment that are being discontinued as part of a program to streamline and optimize the product offering. This charge is net of estimated salvage value. Salvage values were based on estimates of proceeds to be realized through the sale of this inventory outside the normal course of business.

        The program will result in a reduction in the number of product lines offered and is an extension of the Harsco Infrastructure initiative to optimize the operating footprint and reduce the number of operating locations. By streamlining the product offering, the Company anticipates it will improve customer service and inventory turnover to allow for more efficient operations, thereby reducing costs and improving capacity utilization, and eliminate redundancy in its product offering. Customers will be serviced using available alternative systems that will ensure no reduction in the rental capacity of the Company.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Other (Income) and Expenses (Continued)

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

        In 2010, impaired asset write-downs of $10.0 million were recorded principally in the Harsco Infrastructure Segment in the United Kingdom and in the Harsco Metals & Minerals Segment in the United States. The Harsco Infrastructure Segment write-downs in 2010 related primarily to adjustments to realizable value for two lines of business upon transfer to assets held for sale in Other current assets on the Consolidated Balance Sheets, in conjunction with the segment's restructuring initiatives. In 2009, impaired asset write-downs of $1.5 million were recorded principally in the Harsco Metals & Minerals Segment in the United Kingdom. In 2008, impaired asset write-downs of $12.6 million were recorded principally in the Harsco Metals & Minerals Segment due to contract terminations and costs associated with existing underperforming contracts. Impaired asset write-downs related to assets principally in Australia, the United Kingdom and the United States.

	Impaired Asset Write-downs
(In thousands)	2010	2009	2008
Harsco Infrastructure Segment	$8,938	$30	$1,353
Harsco Metals & Minerals Segment	1,028	1,464	11,235

Total	$9,966	$1,494	$12,588

16. Components of Accumulated Other Comprehensive Loss

        Accumulated other comprehensive loss is included in the Consolidated Statements of Stockholders' Equity. The components of Accumulated other comprehensive loss, net of the effect of income taxes, are as follows:

	December 31
Accumulated Other Comprehensive Loss—Net of Tax (In thousands)	2010	2009
Cumulative foreign exchange translation adjustments	$111,667	$118,097
Fair value of effective cash flow hedges	(9,740)	(9,040)
Cumulative unrecognized actuarial losses on pension obligations	(287,814)	(310,686)
Unrealized loss on marketable securities	(45)	(55)

Accumulated other comprehensive loss	$(185,932)	$(201,684)

17. Restructuring Programs

2010 Restructuring Programs

        As a result of the continued financial and economic downturn, the Company implemented actions throughout 2010 to further reduce its cost structure and close certain facilities. The Harsco

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Restructuring Programs (Continued)

Infrastructure and Harsco Metals & Minerals Segments recorded net pre-tax restructuring charges totaling $19.1 million in the twelve months ended December 31, 2010, in the Other expense line of the Consolidated Statements of Income related to these actions. These restructuring actions are expected to be completed over the next 12 months. These actions were in addition to the restructuring plan initiated in the fourth quarter of 2010, which is described below.

        Through December 31, 2010, the Company completed workforce reductions related to these actions of 222 employees of a total expected workforce reduction of 249 employees for the Harsco Infrastructure Segment; and reductions of 73 employees of a total expected workforce reduction of 242 employees for the Harsco Metals & Minerals Segment. Remaining workforce reductions and costs to exit activities are targeted for completion during the remainder of 2011.

        On December 8, 2010, the Company approved an additional restructuring plan for the Harsco Infrastructure Segment (the "Fourth Quarter 2010 Harsco Infrastructure Program"). This restructuring initiative is in addition to the aforementioned actions undertaken in 2010 as a countermeasure to global economic and financial conditions that were adversely affecting this Segment's end markets. These conditions include factors such as the following:

  •
  a continued lack of meaningful commercial and multi-family construction activity in various regions of the world served by the Harsco Infrastructure Segment;

  •
  pricing pressures as customers world-wide continued to seek lower cost solutions; and

  •
  postponements, deferrals and cancellation of jobs and projects.

        This restructuring initiative is part of an ongoing transformation strategy within the Harsco Infrastructure Segment to improve organizational efficiency and enhance profitability and shareholder value by optimizing the Segment as a more streamlined, efficient, cost-effective, disciplined and market-focused global platform. Objectives of the program include balancing short-term profitability goals with long-term strategies to establish a platform upon which the business can grow with limited fixed investment and generate annual operating expense savings to strengthen 2011 and future performance.

        Under this restructuring program, the Harsco Infrastructure Segment further reduced its branch structure; consolidated and/or closed administrative office locations; further reduced its global workforce; and rationalized its product lines.

        In the fourth quarter of 2010, the Company recorded net pre-tax restructuring charges totaling $84.4 million, including asset write-downs of $8.9 million for the expected sale of non-core products lines in 2011; $34.2 million of product rationalization charges; and severance costs of $12.8 million related to reduced headcount resulting from the branch structure reduction and administrative office consolidation efforts. In addition, the Company incurred costs to exit activities of $28.4 million related to branch structure reduction and administrative office consolidation efforts, including lease run-out costs and costs to relocate equipment. Restructuring costs incurred in the Harsco Infrastructure Segments related to the Q4 2010 Harsco Infrastructure Program were recorded in the Other expense line of the Consolidated Statements of Income.

        A component of the cost to exit activities is $8.3 million of withdrawal liabilities to exit certain multi-employer pension plans, based on the latest available information received from these plans. The withdrawal liabilities are described further in Note 15, "Other (Income) and Expenses."

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Restructuring Programs (Continued)

        At December 31, 2010, the Company completed workforce reductions of 217 employees of a total expected workforce reduction of 494 employees related to the Q4 2010 Harsco Infrastructure Program. The remaining workforce reductions and exit activities are targeted for completion during 2011. Total workforce reductions from all 2010 Harsco Infrastructure Segment restructuring programs are 439 of an expected 743.

        The restructuring accrual for the Fourth Quarter 2010 Harsco Infrastructure Program at December 31, 2010 and the activity for the three months then ended is as follows:

(In thousands)	Fourth Quarter 2010 Restructuring Program Charges	Non-Cash Charge	Cash Expenditures	Remaining Accrual December 31 2010
Harsco Infrastructure Segment
Employee termination benefit costs	$12,770	$—	$(3,516)	$9,254
Cost to exit activities	28,382	—	(6,933)	21,449
Product rationalization	34,230	(34,230)	—	—
Asset write-down	8,928	(8,928)	—	—
Other	130	—	(33)	97

Total	$84,440	$(43,158)	$(10,482)	$30,800

        The majority of the remaining cash expenditures of $30.8 million related to these actions are expected to be paid throughout 2011 and 2012.

2008 Restructuring Program

        The 2008 program was designed to improve organizational efficiency and enhance profitability and stockholder value by generating sustainable operating expense savings. Under this program, the Company principally exited certain underperforming contracts with customers, closed certain facilities and reduced the global workforce. Restructuring costs were incurred primarily in the Harsco Metals & Minerals and Harsco Infrastructure Segments and recorded in the Other (income) expense line of the Consolidated Statements of Income. In the fourth quarter of 2008, the Company recorded net pre-tax restructuring and other related charges totaling $36.1 million, including $28.0 million in Other expense, $5.8 million reduction in services revenue, a net $1.5 million related to pension curtailments and $0.8 million of other costs.

        Through December 31, 2010, the Company has completed substantially all workforce reductions under the 2008 restructuring program totaling 1,429 employees related to this restructuring program.

HARSCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Restructuring Programs (Continued)

        Exclusive of the Fourth Quarter 2010 Harsco Infrastructure Program, the restructuring accrual at December 31, 2010 and the activity for the twelve months ended by segment is as follows:

(In thousands)	Accrual December 31 2009	2010 Restructuring Program Charges	Adjustments to Previously Recorded Restructuring Charges(a)	Non-Cash Charge	Cash Expenditures	Remaining Accrual December 31 2010
Harsco Infrastructure Segment
Employee termination benefit costs	$122	$6,306	$169	$—	$(5,692)	$905
Cost to exit activities	—	5,139	—	—	(4,726)	413

Total Harsco Infrastructure Segment	122	11,445	169	—	(10,418)	1,318

Harsco Metals & Minerals Segment
Employee termination benefit costs	3,317	4,783	(111)	—	(5,880)	2,109
Cost to exit activities	186	1,893	(87)	—	(1,128)	864
Asset write-down	—	1,028	—	(1,028)	—	—

Total Harsco Metals & Minerals Segment	3,503	7,704	(198)	(1,028)	(7,008)	2,973

Total	$3,625	$19,149	$(29)	$(1,028)	$(17,426)	$4,291

(a)
Adjustments to previously recorded cost to exit activities resulted from changes in facts and circumstances in the implementation of these activities.

        The majority of the remaining cash expenditures of $4.3 million related to these actions are expected to be paid throughout the remainder of 2011.

 Two-Year Summary of Quarterly Results (Unaudited)

	2010
(In millions, except per share amounts) Quarterly	First	Second		Third	Fourth
Sales	$742.4	$786.5		$752.4	$757.4
Gross profit(a)	163.0	196.0		177.7	165.2
Net income (loss) attributable to Harsco Corporation	8.0	29.7		20.2	(51.1	)(c)
Basic earnings (loss) per share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.10	$0.40		$0.26	$(0.63	)(c)
Discontinued operations (b)	—	(0.04)		(0.01)	(0.01)

Basic earnings (loss) per share attributable to Harsco Corporation common stockholders	$0.10	$0.37	(e)	$0.25	$(0.63	)(e)

Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.10	$0.40		$0.26	$(0.62	)(c)
Discontinued operations(b)	—	(0.04)		(0.01)	(0.01)

Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders	$0.10	$0.37	(e)	$0.25	$(0.63)

	2009
(In millions, except per share amounts) Quarterly	First	Second	Third		Fourth
Sales	$696.9	$777.0	$744.2		$772.5
Gross profit(a)	160.0	204.3	189.6		184.5
Net income attributable to Harsco Corporation	18.6	40.6	20.2	(d)	39.4
Basic earnings (loss) per share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.25	$0.52	$0.40	(d)	$0.50
Discontinued operations(b)	(0.02)	(0.02)	(0.15	)(b)	(0.01)

Basic earnings per share attributable to Harsco Corporation common stockholders	$0.23	$0.51 (e)	$0.25		$0.49

Diluted earnings (loss) per share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.25	$0.52	$0.40	(d)	$0.50
Discontinued operations(b)	(0.02)	(0.02)	(0.15	)(b)	(0.01)

Diluted earnings per share attributable to Harsco Corporation common stockholders	$0.23	$0.50	$0.25		$0.49

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

(c)
In the fourth quarter of 2010, the Company incurred an $84.4 million pre-tax restructuring charge, or $0.77 per basic and diluted share, to address the alignment of the Company's Infrastructure business and position it for a return to profitability and future growth.

(d)
In the third quarter of 2009, the Company recorded a net non-cash charge of $0.11 per basic and diluted share for adjustments related principally to the improper recording of revenue by one business unit in one country, over a period of approximately three years. Previously issued financial statements were not revised based on the Company's determination that the cumulative effect was not material to the full-year 2009 results or previously issued annual or quarterly financial statements.

(e)
Does not total due to rounding.

Common Stock Price and Dividend Information (Unaudited)

	Market Price Per Share
			Dividends Declared Per Share
	High	Low
2010
First Quarter	$35.31	$27.96	$0.2050
Second Quarter	35.14	23.47	0.2050
Third Quarter	27.50	19.89	0.2050
Fourth Quarter	28.93	22.71	0.2050
2009
First Quarter	$31.65	$16.90	$0.2000
Second Quarter	32.07	21.39	0.2000
Third Quarter	36.33	26.69	0.2000
Fourth Quarter	37.65	29.38	0.2050

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.

        None.

Item 9A.    Controls and Procedures.

        The Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures at December 31, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective. There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the fourth quarter of 2010.

        Management's Report on Internal Controls Over Financial Reporting is included in Part II, Item 8, "Financial Statements and Supplementary Data." The effectiveness of the Company's internal control over financial reporting at December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in Part II, Item 8, "Financial Statements and Supplementary Data," which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting at December 31, 2010.

Item 9B.    Other Information.

DIVIDEND INFORMATION

        On November 18, 2010, the Company's Board of Directors declared a quarterly cash dividend of $0.205 per share, payable February 15, 2011, to stockholders of record at January 14, 2011.

COMMON STOCK OPTION DISCLOSURE

        Salvatore D. Fazzolari, the Company's Chairman, President and CEO, holds options that were granted in January 2002 to purchase 48,000 shares of the Company's common stock that will expire on January 20, 2012. Mr. Fazzolari intends to execute a 10(b)(5)(1) trading plan shortly after the filing of this 2010 Annual Report on Form 10-K. This plan will establish criteria for the exercise of such options prior to their expiration date.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). Other information required by this Item is incorporated by reference to the sections entitled "Corporate Governance," "Nominees for Director," "Report of the Audit Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the 2011 Proxy Statement.

        The Company's Code of Ethics for the Chief Executive Officer and Senior Financial Officers (the "Code") may be found on the Company's Internet website, www.harsco.com. The Company intends to disclose on its website any amendments to the Code or any waiver from a provision of the Code. The Code is available in print to any stockholder who requests it.

Item 11.    Executive Compensation.

        Information regarding compensation of executive officers and directors is incorporated by reference to the following sections of the 2011 Proxy Statement:

  •
  Compensation Discussion and Analysis,

  •
  Compensation Committee Report,

  •
  Executive Compensation,

  •
  Non-Employee Director Compensation, and

  •
  Compensation Committee Interlocks and Insider Participation.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the section entitled "Share Ownership of Directors, Management and Certain Beneficial Owners" of the 2011 Proxy Statement.

Equity Compensation Plan Information

        The Company maintains the 1995 Executive Incentive Compensation Plan, as amended, and the 1995 Non-Employee Directors' Stock Plan, as amended, which allow the Company to grant equity awards to eligible persons.

        The following table gives information about equity awards under these plans at December 31, 2010. All securities referred to are shares of Harsco common stock.

Equity Compensation Plan Information

	Column (a)	Column (b)		Column (c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))
Equity compensation plans approved by security holders(1)	414,207	$21.33	(2)	2,399,289
Equity compensation plans not approved by security holders	—	—		—

Total	414,207	$21.33		2,399,289

(1)
Plans include the 1995 Executive Incentive Compensation Plan, as amended, and the 1995 Non-Employee Directors' Stock Plan, as amended.

(2)
Includes the average of the weighted average exercise price for stock options and the weighted average grant-date fair value for the restricted stock units.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Information regarding certain relationships and related transactions is incorporated by reference to the sections entitled "Transactions with Related Persons" and "Corporate Governance" of the 2011 Proxy Statement.

Item 14.    Principal Accounting Fees and Services.

        Information regarding principal accounting fees and services is incorporated by reference to the sections entitled "Report of the Audit Committee" and "Fees Billed by the Independent Auditors for Audit and Non-Audit Services" of the 2011 Proxy Statement.

 PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)
1.    The Consolidated Financial Statements are listed in the index to Item 8, "Financial Statements and Supplementary Data," on page 61.

(a)
2.    The following financial statement schedule should be read in conjunction with the Consolidated Financial Statements (see Item 8, "Financial Statements and Supplementary Data"):

Page
Schedule II—Valuation and Qualifying Accounts for the years 2010, 2009 and 2008	130

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

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
Continuing Operations
(In thousands)

COLUMN A	COLUMN B	COLUMN C Additions	COLUMN D Additions (Deductions)			COLUMN E
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Due to Currency Translation Adjustments	Other		Balance at End of Period
For the year 2010:
Allowance for Doubtful Accounts	$24,495	$9,962	$(336)	$(13,838	)(a)	$20,283
Deferred Tax Assets—Valuation Allowance	$22,744	$4,754	$(347)	$2,318		$29,469
For the year 2009:
Allowance for Doubtful Accounts	$27,853	$9,318	$694	$(13,370	)(a)	$24,495
Deferred Tax Assets—Valuation Allowance	$21,459	$(980)	$(75)	$2,340		$22,744
For the year 2008:
Allowance for Doubtful Accounts	$25,580	$12,493	$(2,666)	$(7,554	)(a)	$27,853
Deferred Tax Assets—Valuation Allowance	$15,318	$241	$(804)	$6,704	(b)	$21,459

(a)
Includes principally the utilization of previously reserved amounts.

(b)
Includes principally valuation allowance established against the deferred tax asset related to a net investment hedge.
(a)
3.    Listing of Exhibits Filed with Form 10-K

Exhibit Number	Data Required	Location in Form 10-K
2(a)	Share Purchase Agreement between Sun HB Holdings, LLC, Boca Raton, Florida, United States of America and Harsco Corporation, Camp Hill, Pennsylvania, United States of America dated September 20, 2005 regarding the sale and purchase of the issued share capital of Hünnebeck Group GmbH, Ratingen, Germany.	Exhibit to Form 10-Q for the period ended September 30, 2005, Harsco Corporation, Commission File Number 001-03970
2(b)
	Agreement, dated as of December 29, 2005, by and among the Harsco Corporation (for itself and as agent for each of MultiServ France SA, Harsco Europa BV and Harsco Investment Limited), Brambles U.K. Limited, a company incorporated under the laws of England and Wales, Brambles France SAS, a company incorporated under the laws of France, Brambles USA, Inc., a Delaware corporation, Brambles Holdings Europe B.V., a company incorporated under the laws of the Netherlands, and Brambles Industries Limited, a company incorporated under the laws of Australia. In accordance with Item 601(b)(2) of Regulation S-K, the registrant hereby agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request. Portions of Exhibit 2(a) have been omitted pursuant to a request for confidential treatment. The omitted portions have been filed separately with the Securities and Exchange Commission.	Exhibit volume, 2005 Form 10-K, Harsco Corporation, Commission File Number 001-03970

Exhibit Number	Data Required	Location in Form 10-K
2(c)	Stock Purchase Agreement among Excell Materials, Inc., the Stockholders of Excell Materials, Inc. and Harsco Corporation dated as of January 4, 2007.	Exhibit volume, 2006 Form 10-K
2(d)	Asset and Stock Purchase Agreement By and Between Harsco Corporation and Taylor-Wharton International LLC dated as of November 28, 2007	Exhibit volume, 2007 Form 10-K
3(a)	Restated Certificate of Incorporation as amended April 24, 1990	Exhibit volume, 1990 Form 10-K, Harsco Corporation, Commission File Number 001-03970
3(b)	Certificate of Amendment of Restated Certificate of Incorporation filed June 3, 1997	Exhibit volume, 1999 Form 10-K, Harsco Corporation, Commission File Number 001-03970
3(c)	Certificate of Designation filed September 25, 1997	Exhibit volume, 1997 Form 10-K, Harsco Corporation, Commission File Number 001-03970
3(d)	By-laws as amended January 23, 2007	Exhibit to Form 8-K dated January 23, 2007
3(e)	Certificate of Amendment of Restated Certificate of Incorporation filed April 26, 2005	Proxy Statement dated March 22, 2005 on Appendix A pages A-1 through A-2, Harsco Corporation, Commission File Number 001-03970
4(a)	Harsco Corporation Rights Agreement dated as of September 25, 2007, with Chase Mellon Shareholder Services L.L.C.	Incorporated by reference to Form 8-A, filed September 26, 2007
4(b)	Registration of Preferred Stock Purchase Rights	Incorporated by reference to Form 8-A dated October 2, 1987, Harsco Corporation, Commission File Number 001-03970
4(c)	Current Report on dividend distribution of Preferred Stock Purchase Rights	Incorporated by reference to Form 8-K dated September 25, 2007
4(f)	Debt and Equity Securities Registered	Incorporated by reference to Form S-3, Registration No. 33-56885 dated December 15, 1994, effective date January 12, 1995
4(g)	Harsco Finance B. V. £200 million, 7.25% Guaranteed Notes due 2010	Exhibit to Form 10-Q for the period ended September 30, 2000, Harsco Corporation, Commission File Number 001-03970
4(h) (i)
	Indenture, dated as of May 1, 1985, by and between Harsco Corporation and The Chase Manhattan Bank (National Association), as trustee (incorporated herein by reference to Exhibit 4(d) to the Registration Statement on Form S-3, filed by Harsco Corporation on August 23, 1991 (Reg. No. 33-42389))	Exhibit to Form 8-K dated September 8, 2003, Harsco Corporation, Commission File Number 001-03970
4(h) (ii)
	First Supplemental Indenture, dated as of April 12, 1995, by and among Harsco Corporation, The Chase Manhattan Bank (National Association), as resigning trustee, and Chemical Bank, as successor trustee	Exhibit to Form 8-K dated September 8, 2003, Harsco Corporation, Commission File Number 001-03970
4(h) (iii)	Form of Second Supplemental Indenture, by and between Harsco Corporation and JPMorgan Chase Bank, as Trustee	Exhibit to Form 8-K dated September 8, 2003, Harsco Corporation, Commission File Number 001-03970
4(h) (iv)	Second Supplemental Indenture, dated as of September 12, 2003, by and between Harsco Corporation and J.P. Morgan Chase Bank, as Trustee	Exhibit to Form 10-Q for the period ended September 30, 2003, Harsco Corporation, Commission File Number 001-03970

Exhibit Number	Data Required	Location in Form 10-K
4(i) (i)	Form of 5.125% Global Senior Note due September 15, 2013	Exhibit to Form 8-K dated September 8, 2003, Harsco Corporation, Commission File Number 001-03970
4(i) (ii)	5.125% 2003 Notes due September 15, 2013 described in Prospectus Supplement dated September 8, 2003 to Form S-3 Registration under Rule 415 dated December 15, 1994	Incorporated by reference to the Prospectus Supplement dated September 8, 2003 to Form S-3, Registration No. 33-56885 dated December 15, 1994
4(j)
	Indenture, dated as of May 15, 2008, by and between Harsco Corporation and the Bank of New York, as trustee; Supplemental Indenture, dated as of May 15, 2008, by and between Harsco Corporation and the Bank of New York, as trust; Form of Global Security representing Harsco Corporation's 5.75% Senior Notes due 2018	Exhibits to Form 8-K dated May 20, 2008
4(k) (i)	Indenture, dated as of September 20, 2010, by and between Harsco Corporation and Wells Fargo Bank, National Association, as trustee	Exhibit to Form 10-Q for the period ended September 30, 2010
4(k) (ii)	First Supplemental Indenture, dated as of September 20, 2010, by and between Harsco Corporation and Wells Fargo Bank, National Association, as trustee	Exhibit to Form 10-Q for the period ended September 30, 2010
4(k) (iii)	Form of 2.700% Senior Notes due 2015	Exhibit to Form 10-Q for the period ended September 30, 2010
Material Contracts—Credit and Underwriting Agreements
10(a) (i)	$50,000,000 Facility agreement dated December 15, 2000	Exhibit volume, 2000 Form 10-K, Harsco Corporation, Commission File Number 001-03970
10(a) (ii)	Agreement extending term of $50,000,000 Facility agreement dated December 15, 2000	Exhibit volume, 2001 Form 10-K, Harsco Corporation, Commission File Number 001-03970
10(a) (iii)	Agreement amending term and amount of $50,000,000 Facility agreement dated December 15, 2000	Exhibit volume, 2002 Form 10-K, Harsco Corporation, Commission File Number 001-03970
10(a) (iv)	Agreement extending term of $50,000,000 Facility agreement dated December 15, 2000	Exhibit volume, 2003 Form 10-K, Harsco Corporation, Commission File Number 001-03970
10(a) (v)	Agreement extending term of $50,000,000 Facility agreement dated December 15, 2000	Exhibit to Form 8-K dated January 25, 2005, Harsco Corporation, Commission File Number 001-03970
10(a) (vi)	Agreement extending term of $50,000,000 Facility agreement dated December 15, 2000	Exhibit volume, 2005 Form 10-K, Harsco Corporation, Commission File Number 001-03970
10(a) (vii)	Agreement extending term of $50,000,000 Facility agreement dated December 15, 2000	Exhibit to Form 8-K dated December 22, 2006
10(a) (viii)	Agreement extending term of $50,000,000 Facility agreement dated December 15, 2000	Exhibit to Form 8-K dated February 4, 2008
10(a) (ix)	Agreement extending term of Facility agreement dated December 15, 2000 and reducing the amount to $30,000,000	Exhibit to Form 8-K dated December 22, 2008
10(a) (x)	Agreement extending term of Facility agreement dated December 15, 2000 in the amount of $30,000,000	Exhibit volume, 2009 Form 10-K
10(a) (xi)	Agreement extending term of Facility agreement dated December 15, 2000	Exhibit volume, 2010 Form 10-K

Exhibit Number	Data Required	Location in Form 10-K
10(b)	Commercial Paper Dealer Agreement dated September 24, 2003, between ING Belgium SA/NV and Harsco Finance B.V.	Exhibit volume, 2003 Form 10-K, Harsco Corporation, Commission File Number 001-03970
10(b) (i)	Commercial Paper Dealer Agreement dated September 24, 2003, between ING Belgium SA/NV and Harsco Finance B.V.—Supplement No. 1 to the Dealer Agreement	Exhibit to Form 8-K dated November 8, 2005, Harsco Corporation, Commission File Number 001-03970
10(c)	Commercial Paper Payment Agency Agreement Dated October 1, 2000, between Salomon Smith Barney Inc. and Harsco Corporation	Exhibit volume, 2000 Form 10-K, Harsco Corporation, Commission File Number 001-03970
10(e)	Issuing and Paying Agency Agreement, Dated October 12, 1994, between Morgan Guaranty Trust Company of New York and Harsco Corporation	Exhibit volume, 1994 Form 10-K, Harsco Corporation, Commission File Number 001-03970
10(f)	364-Day Credit Agreement	Exhibit to Form 10-Q for the period ended September 30, 2008
10(g)	Three-Year Credit Agreement	Exhibit to Form 8-K dated December 23, 2009
10(i)	Commercial Paper Dealer Agreement dated June 7, 2001, between Citibank International plc, National Westminster Bank plc, The Royal Bank of Scotland plc and Harsco Finance B.V.	Exhibit to Form 10-Q for the period ended June 30, 2001, Harsco Corporation, Commission File Number 001-03970
10(ab)	Three-Year Credit Agreement	Exhibit to Form 10-Q for the period ended June 30, 2010
Material Contracts—Management Contracts and Compensatory Plans
10(d)	Form of Change in Control Severance Agreement	Exhibit volume, 2010 Form 10-K
10(k)	Harsco Corporation Supplemental Retirement Benefit Plan as amended and restated January 1, 2009	Exhibit volume, 2008 Form 10-K
10(l)	Trust Agreement between Harsco Corporation and Dauphin Deposit Bank and Trust Company dated July 1, 1987 relating to the Supplemental Retirement Benefit Plan	Exhibit volume, 1987 Form 10-K, Harsco Corporation, Commission File Number 001-03970
10(m)	Harsco Corporation Supplemental Executive Retirement Plan as amended	Exhibit volume, 1991 Form 10-K, Harsco Corporation, Commission File Number 001-03970
10(n)	Trust Agreement between Harsco Corporation and Dauphin Deposit Bank and Trust Company dated November 22, 1988 relating to the Supplemental Executive Retirement Plan	Exhibit volume, 1988 Form 10-K, Harsco Corporation, Commission File Number 001-03970
10(o) (i)	Harsco Corporation 1995 Executive Incentive Compensation Plan As Amended and Restated	Proxy Statement dated March 23, 2004 on Exhibit B pages B-1 through B-15, Harsco Corporation, Commission File Number 001-03970
10(o) (ii)	Amendment No. 1 to the Harsco Corporation 1995 Executive Incentive Compensation Plan	Exhibit volume, 2008 Form 10-K
10(p)	Authorization, Terms and Conditions of the Annual Incentive Awards, as Amended and Restated April 27, 2004, under the 1995 Executive Incentive Compensation Plan	Exhibit to Form 8-K dated March 23, 2006
10(q)	Authorization, Terms and Conditions of Other Performance Awards under the Harsco Corporation 1995 Executive Incentive Compensation Plan (as amended and restated)	Exhibit to Form 8-K dated March 22, 2007

Exhibit Number	Data Required	Location in Form 10-K
10(r)	Special Supplemental Retirement Benefit Agreement for D. C. Hathaway	Exhibit Volume, 1988 Form 10-K, Harsco Corporation, Commission File Number 001-03970
10(s)	Harsco Corporation Form of Restricted Stock Units Agreement (Directors)	Exhibit to Form 8-K dated April 26, 2005, Harsco Corporation, Commission File Number 001-03970
10(u)	Harsco Corporation Deferred Compensation Plan for Non-Employee Directors (as Amended and Restated as of December 31, 2008)	Exhibit Volume, 2008 Form 10-K
10(v) (i)	Harsco Corporation 1995 Non-Employee Directors' Stock Plan As Amended and Restated at January 27, 2004	Proxy Statement dated March 23, 2004 on Exhibit A pages A-1 through A-9, Harsco Corporation, Commission File Number 001-03970
10(v) (ii)	Amendment No. 1 to the Harsco Corporation 1995 Non-Employee Directors' Stock Plan	Exhibit volume, 2008 Form 10-K
10(w)	Restricted Stock Units Agreement for International Employees	Exhibit volume, 2007 Form 10-K
10(x)	Settlement and Consulting Agreement	Exhibit to Form 10-Q for the period ended March 31, 2003, Harsco Corporation, Commission File Number 001-03970
10(y)	Restricted Stock Units Agreement	Exhibit to Form 8-K dated January 23, 2007
10(aa)	Harsco Non-Qualified Retirement Savings & Investment Plan Part B—Amendment and Restatement as of January 1, 2009	Exhibit volume, 2008 Form 10-K
Director Indemnity Agreements—
10(t)	A. J. Sordoni, III	Exhibit volume, 1989 Form 10-K Uniform agreement, same as shown for J. J. Burdge, Harsco Corporation, Commission File Number 001-03970
10(t)	R. C. Wilburn	Exhibit volume, 1989 Form 10-K Uniform agreement, same as shown for J. J. Burdge, Harsco Corporation, Commission File Number 001-03970
10(t)	D. H. Pierce	Exhibit volume, 1989 Form 10-K Uniform agreement, same as shown for J. J. Burdge, Harsco Corporation, Commission File Number 001-03970
10(t)	K. G. Eddy	Exhibit to Form 8-K dated August 27, 2004, Harsco Corporation, Commission File Number 001-03970
10(t)	T. D. Growcock	Exhibit to Form 8-K dated August 27, 2004, same as shown for K. G. Eddy, Harsco Corporation, Commission File Number 001-03970
10(t)	H.W. Knueppel	Exhibit to Form 8-K dated August 27, 2004, same as shown for K. G. Eddy, Harsco Corporation, Commission File Number 001-03970
10(t)	S.E. Graham	Exhibit to Form 8-K dated August 27, 2004, same as shown for K. G. Eddy, Harsco Corporation, Commission File Number 001-03970
10(t)	D.C. Everitt	Exhibit to Form 8-K dated August 27, 2004, same as shown for K. G. Eddy, Harsco Corporation, Commission File Number 001-03970

Exhibit Number	Data Required	Location in Form 10-K
10(t)	J.M. Loree	Exhibit to Form 8-K dated August 27, 2004, same as shown for K. G. Eddy, Harsco Corporation, Commission File Number 001-03970
12	Computation of Ratios of Earnings to Fixed Charges	Exhibit volume, 2010 Form 10-K
21	Subsidiaries of the Registrant	Exhibit volume, 2010 Form 10-K
23	Consent of Independent Registered Public Accounting Firm	Exhibit volume, 2010 Form 10-K
31(a)	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)	Exhibit volume, 2010 Form 10-K
31(b)	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)	Exhibit volume, 2010 Form 10-K
32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)	Exhibit volume, 2010 Form 10-K
101
	The following financial statements from Harsco Corporation's Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 24, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Equity; (iv) the Consolidated Statements of Comprehensive Income and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.	Exhibit Volume, 2010 Form 10-K

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

HARSCO CORPORATION (Registrant)
Date 2-24-2011	/s/ STEPHEN J. SCHNOOR Stephen J. Schnoor Senior Vice President, Chief Financial Officer and Treasurer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ SALVATORE D. FAZZOLARI (Salvatore D. Fazzolari)	Chairman, President and Chief Executive Officer	2-24-2011
/s/ STEPHEN J. SCHNOOR (Stephen J. Schnoor)	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	2-24-2011
/s/ RICHARD M. WAGNER (Richard M. Wagner)	Vice President and Controller (Principal Accounting Officer)	2-24-2011
/s/ KATHY G. EDDY (Kathy G. Eddy)	Director	2-24-2011
/s/ DAVID C. EVERITT (David C. Everitt)	Director	2-24-2011
/s/ STUART E. GRAHAM (Stuart E. Graham)	Director	2-24-2011
/s/ TERRY D. GROWCOCK (Terry D. Growcock)	Director	2-24-2011

Signature	Capacity	Date

/s/ HENRY W. KNUEPPEL (Henry W. Knueppel)	Director	2-24-2011
/s/ JAMES M. LOREE (James M. Loree)	Director	2-24-2011
/s/ D. HOWARD PIERCE (D. Howard Pierce)	Director	2-24-2011
/s/ ANDREW J. SORDONI, III (Andrew J. Sordoni, III)	Director	2-24-2011
/s/ DR. ROBERT C. WILBURN (Dr. Robert C. Wilburn)	Director	2-24-2011