Form 10-Q
period 2011-03-31
HARSCO CORP
filed 2011-05-05
CIK 45876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐

NO  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2011
Common stock, par value $1.25 per share	80,670,645

HARSCO CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

HARSCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31
(In thousands, except per share amounts)	2011	2010
Revenues from continuing operations:
Service revenues	$653,527	$599,046
Product revenues	125,528	143,360
Total revenues	779,055	742,406

Costs and expenses from continuing operations:
Cost of services sold	525,978	486,632
Cost of products sold	84,441	92,801
Selling, general and administrative expenses	137,789	136,327
Research and development expenses	1,340	916
Other expenses (income)	471	(2,509)
Total costs and expenses	750,019	714,167

Operating income from continuing operations	29,036	28,239

Interest income	720	461
Interest expense	(11,935)	(16,119)

Income from continuing operations before income taxes and equity income	17,821	12,581

Income tax expense	(4,400)	(3,034)
Equity in income of unconsolidated entities, net	211	130
Income from continuing operations	13,632	9,677
Discontinued operations:
Loss on disposal of discontinued business	(1,328)	(163)
Income tax benefit related to discontinued business	503	414
Income (loss) from discontinued operations	(825)	251
Net Income	12,807	9,928
Less: Net income attributable to noncontrolling interests	(1,376)	(1,894)
Net income attributable to Harsco Corporation	$11,431	$8,034

Amounts attributable to Harsco Corporation common stockholders:
Income from continuing operations, net of tax	$12,256	$7,783
Income (loss) from discontinued operations, net of tax	(825)	251
Net income attributable to Harsco Corporation common stockholders	$11,431	$8,034

Weighted average shares of common stock outstanding	80,695	80,543
Basic earnings per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.15	$0.10
Discontinued operations	(0.01)	—
Basic earnings per share attributable to Harsco Corporation common stockholders	$0.14	$0.10

Diluted weighted average shares of common stock outstanding	80,944	80,743
Diluted earnings per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.15	$0.10
Discontinued operations	(0.01)	—
Diluted earnings per share attributable to Harsco Corporation common stockholders	$0.14	$0.10
Cash dividends declared per common share	$0.205	$0.205

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31	December 31
(In thousands)	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$101,312	$124,238
Trade accounts receivable, net	643,390	585,301
Other receivables	27,738	29,299
Inventories	289,907	271,617
Other current assets	134,711	144,491
Total current assets	1,197,058	1,154,946
Property, plant and equipment, net	1,403,548	1,366,973
Goodwill	708,101	690,787
Intangible assets, net	114,986	120,959
Other assets	126,817	135,555
Total assets	$3,550,510	$3,469,220
LIABILITIES
Current liabilities:
Short-term borrowings	$60,787	$31,197
Current maturities of long-term debt	3,868	4,011
Accounts payable	285,149	261,509
Accrued compensation	76,268	83,928
Income taxes payable	8,464	9,718
Dividends payable	16,535	16,505
Insurance liabilities	25,769	25,844
Advances on contracts	115,609	128,794
Other current liabilities	216,888	206,358
Total current liabilities	809,337	767,864
Long-term debt	854,495	849,724
Deferred income taxes	42,541	35,642
Insurance liabilities	61,517	62,202
Retirement plan liabilities	215,862	223,777
Other liabilities	65,828	61,866
Total liabilities	2,049,580	2,001,075
COMMITMENTS AND CONTINGENCIES
HARSCO CORPORATION STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	139,732	139,514
Additional paid-in capital	143,263	141,298
Accumulated other comprehensive loss	(150,558)	(185,932)
Retained earnings	2,068,803	2,073,920
Treasury stock	(738,114)	(737,106)
Total Harsco Corporation stockholders’ equity	1,463,126	1,431,694
Noncontrolling interests	37,804	36,451
Total equity	1,500,930	1,468,145
Total liabilities and equity	$3,550,510	$3,469,220

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31
(In thousands)	2011	2010

Cash flows from operating activities:
Net income	$12,807	$9,928
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	67,929	71,857
Amortization	8,593	9,078
Equity in income of unconsolidated entities, net	(211)	(130)
Dividends or distributions from unconsolidated entities	88	88
Other, net	(4,372)	(12,853)
Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
Accounts receivable	(38,681)	(53,212)
Inventories	(14,313)	5,748
Accounts payable	10,547	8,324
Accrued interest payable	6,199	9,817
Accrued compensation	(9,704)	8,697
Harsco Infrastructure Segment Restructuring Program accrual	(9,116)	—
Other assets and liabilities	(16,626)	(27,287)

Net cash provided by operating activities	13,140	30,055

Cash flows from investing activities:
Purchases of property, plant and equipment	(67,257)	(29,849)
Proceeds from sale of property, plant and equipment	6,017	8,873
Purchases of businesses, net of cash acquired	—	(27,584)
Proceeds from sale of businesses	600	—
Other investing activities	4,733	(4,386)

Net cash used by investing activities	(55,907)	(52,946)

Cash flows from financing activities:
Short-term borrowings, net	29,431	31,736
Current maturities and long-term debt:
Additions	70,482	96,577
Reductions	(66,566)	(95,601)
Cash dividends paid on common stock	(16,507)	(16,472)
Dividends paid to noncontrolling interests	(600)	(1,825)
Contributions of equity from noncontrolling interests	333	161
Common stock issued-options	1,239	108

Net cash provided by financing activities	17,812	14,684

Effect of exchange rate changes on cash	2,029	(583)

Net decrease in cash and cash equivalents	(22,926)	(8,790)

Cash and cash equivalents at beginning of period	124,238	94,184

Cash and cash equivalents at end of period	$101,312	$85,394

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Harsco Corporation Stockholders’ Equity
	Common Stock				Accumulated Other
(In thousands, except share and per			Additional	Retained	Comprehensive	Noncontrolling
share amounts)	Issued	Treasury	Paid-in Capital	Earnings	Income (Loss)	Interests	Total
Beginning Balances, January 1, 2010	$139,234	$(735,016)	$137,746	$2,133,297	$(201,684)	$36,257	$1,509,834
Net income				8,034		1,894	9,928
Cash dividends declared:
Common @ $0.205 per share				(16,602)			(16,602)
Noncontrolling interests						(1,825)	(1,825)
Translation adjustments, net of deferred income taxes of $11,165					(35,013)	(508)	(35,521)
Cash flow hedging instrument adjustments, net of deferred income taxes of $450					(1,176)		(1,176)
Contributions of equity from noncontrolling interests						161	161
Pension liability adjustments, net of deferred income taxes of $(9,864)					22,670		22,670
Marketable securities unrealized gains, net of deferred income taxes of $(4)					5		5
Stock options exercised, 47,420 shares	59	(836)	967				190
Net issuance of stock — vesting of restricted stock units, 69,515 shares	136	(1,254)	(188)				(1,306)
Amortization of unearned compensation on restricted stock units, net of forfeitures			1,082				1,082
Balances, March 31, 2010	$139,429	$(737,106)	$139,607	$2,124,729	$(215,198)	$35,979	$1,487,440

	Harsco Corporation Stockholders’ Equity
	Common Stock				Accumulated Other
(In thousands, except share and per			Additional	Retained	Comprehensive	Noncontrolling
share amounts)	Issued	Treasury	Paid-in Capital	Earnings	Income (Loss)	Interests	Total
Beginning Balances, January 1, 2011	$139,514	$(737,106)	$141,298	$2,073,920	$(185,932)	$36,451	$1,468,145
Net income				11,431		1,376	12,807
Cash dividends declared:
Common @ $0.205 per share				(16,548)			(16,548)
Noncontrolling interests						(600)	(600)
Translation adjustments, net of deferred income taxes of $(6,508)					34,568	244	34,812
Cash flow hedging instrument adjustments, net of deferred income taxes of $(1,517)					5,777		5,777
Contributions of equity from noncontrolling interests						333	333
Pension liability adjustments, net of deferred income taxes of $2,105					(4,971)		(4,971)
Stock options exercised, 80,442 shares	100		1,139				1,239
Net issuance of stock — vesting of restricted stock units, 31,552 shares	118	(1,008)	(118)				(1,008)
Amortization of unearned portion of stock-based compensation, net of forfeitures			944				944
Balances, March 31, 2011	$139,732	$(738,114)	$143,263	$2,068,803	$(150,558)	$37,804	$1,500,930

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31
(In thousands)	2011	2010

Net income	$12,807	$9,928

Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes	34,812	(35,521)

Net gain (loss) on cash flow hedging instruments, net of deferred income taxes of $(1,517) and $450 in 2011 and 2010, respectively	5,777	(1,176)

Pension liability adjustments, net of deferred income taxes of $2,105 and $(9,864) in 2011 and 2010, respectively	(4,971)	22,670

Unrealized gain on marketable securities, net of deferred income taxes of $0 and $(5) in 2011 and 2010, respectively	—	7

Reclassification adjustment for gain on marketable securities, net of deferred income taxes of $0 and $1 in 2011 and 2010, respectively	—	(2)

Total other comprehensive income (loss)	35,618	(14,022)

Total comprehensive income (loss)	48,425	(4,094)

Less: Comprehensive income attributable to noncontrolling interests	(1,620)	(1,386)

Comprehensive income (loss) attributable to Harsco Corporation	$46,805	$(5,480)

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     Basis of Presentation

Harsco Corporation (the “Company”) has prepared these unaudited condensed consolidated financial statements based on Securities and Exchange Commission rules that permit reduced disclosure for interim periods.  In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair presentation are reflected in the unaudited condensed consolidated financial statements.  The December 31, 2010 Condensed Consolidated Balance Sheet information contained in this Form 10-Q was derived from the 2010 audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for a year-end report.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s 2010 Annual Report on Form 10-K.

Segment information for prior periods has been reclassified to conform with the current presentation.  Beginning with the fourth quarter of 2010, the Harsco Minerals businesses, which were previously a component of an “All Other” Category, are reported with the Harsco Metals Segment to form the Harsco Metals & Minerals Segment.  This reflects the increasing operating synergies of these businesses within the Company’s global markets as well as the combined management of these businesses.  The remaining businesses of the “All Other” Category are reported as the Harsco Industrial operating segment, which also reflects the combined management of these businesses.  The “All Other” Category is no longer utilized.

The Company’s management has evaluated all activity of the Company and concluded that subsequent events are properly reflected in the Company’s unaudited condensed consolidated financial statements and notes as required by U.S. GAAP.

Operating results and cash flows for the three months ended March 31, 2011 are not indicative of the results that may be expected for the year ending December 31, 2011.

2.     Recently Adopted and Recently Issued Accounting Standards

The following accounting standards were adopted in 2011:

On January 1, 2011, the Company adopted Financial Accounting Standards Board (“FASB”) issued changes related to the accounting for revenue recognition when multiple-deliverable revenue arrangements are present.  The changes eliminated the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method.  This method requires a vendor to use its best estimate of selling price if neither vendor-specific objective evidence nor third-party evidence of selling price exists when evaluating multiple deliverable arrangements.  The adoption of these changes did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2011, the Company adopted FASB issued changes to disclosure requirements for fair value measurements.  The changes required a reporting entity to disclose, in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), separate information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).  The adoption of these changes did not have a material impact on the Company’s consolidated financial statements.

Additional accounting standards which have been issued and become effective for the Company at various future dates are not expected to have a material impact on the Company’s consolidated financial statements.

3.     Acquisitions and Dispositions

Acquisitions

Certain of the Company’s acquisitions in prior years included contingent consideration features for which defined goals needed to be met by the acquired business in order for payment of the consideration.  Each quarter until settlement of these contingencies, the Company assessed the likelihood that an acquired business would achieve the goals and the resulting fair value of the contingency.  In the first quarter of 2011 and 2010, the Company recorded a $4.0 million and $8.3 million reduction, respectively, to the previously recognized contingent consideration liability.  The first quarter 2011 adjustment was the result of a settlement of the contingency and the first quarter 2010 adjustment was a result of the ongoing assessment of performance goals.  In accordance with accounting standards for business combinations, these adjustments were recognized in operating income in the Condensed Consolidated Statements of Income as a component of the Other expenses (income) line item.  All contingent consideration liabilities have been settled and there was no recorded contingent consideration liability as of March 31, 2011.  The recorded contingent consideration liability was $3.9 million at December 31, 2010.

Dispositions - Assets Held-for-Sale

Throughout the past several years and in conjunction with the Fourth Quarter 2010 restructuring of the Harsco Infrastructure Segment, management approved the sale of certain long-lived assets throughout the Company’s operations.  At March 31, 2011 and December 31, 2010, assets held-for-sale of $23.0 million and $24.8 million, respectively were recorded as Other current assets.  Assets held-for-sale at March 31, 2011 and December 31, 2010 represent the estimated net realizable value of the assets of two lines of business in the Harsco Infrastructure Segment.

4.     Accounts Receivable and Inventories

Accounts receivable consist of the following:

	Accounts Receivable
(In thousands)	March 31 2011	December 31 2010
Trade accounts receivable	$664,484	$605,584
Less: Allowance for doubtful accounts	(21,094)	(20,283)
Trade accounts receivable, net	$643,390	$585,301

Other receivables (a)	$27,738	$29,299

(a)          Other receivables include insurance claim receivables, employee receivables, tax claim receivables and other miscellaneous receivables not included in Trade accounts receivable, net.

The provision for doubtful accounts related to trade accounts receivable was $2.2 million and $2.3 million for the three months ended March 31, 2011 and 2010, respectively.

Inventories consist of the following:

	Inventories
(In thousands)	March 31 2011	December 31 2010
Finished goods	$127,718	$124,771
Work-in-process	30,665	28,266
Raw materials and purchased parts	90,803	79,420
Stores and supplies	40,721	39,160
Total inventories	$289,907	$271,617

5.             Property, Plant and Equipment

Property, plant and equipment consists of the following:

	Property, Plant and Equipment
(In thousands)	March 31 2011	December 31 2010
Land	$29,823	$29,456
Land improvements	18,644	18,141
Buildings and improvements	202,260	196,777
Machinery and equipment	3,137,507	3,045,335
Uncompleted construction	82,075	74,873
Gross property, plant and equipment	3,470,309	3,364,582
Less: Accumulated depreciation	(2,066,761)	(1,997,609)
Property, plant and equipment, net	$1,403,548	$1,366,973

6.             Goodwill and Other Intangible Assets

The following table reflects the changes in carrying amounts of goodwill by segment (there is no goodwill associated with the Harsco Industrial Segment) for the three months ended March 31, 2011:

Goodwill by Segment

(In thousands)	Harsco Metals & Minerals Segment	Harsco Infrastructure Segment	Harsco Rail Segment	Consolidated Totals
Balance at December 31, 2010	$418,276	$263,212	$9,299	$690,787
Changes to Goodwill	—	147	—	147
Foreign currency translation	8,916	8,240	11	17,167
Balance at March 31, 2011	$427,192	$271,599	$9,310	$708,101

The Company determined that as of March 31, 2011, no interim goodwill impairment testing was necessary.  The Company’s annual goodwill impairment testing will be completed during the fourth quarter of 2011.  There can be no assurance that goodwill impairment testing will not result in a charge to earnings.  Should the Company experience a further degradation in the overall markets served by the Harsco Infrastructure Segment, impairment losses for assets associated with this Segment may be required.  Any necessary impairment could result in the write down of the carrying value of goodwill to its implied fair value.

Intangible Assets by Category

	March 31, 2011		December 31, 2010
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related	$187,683	$105,447	$184,864	$98,104
Non-compete agreements	1,392	1,323	1,386	1,317
Patents	7,067	5,008	6,976	4,868
Technology related	30,144	12,733	29,821	11,863
Trade names	18,844	6,106	18,635	5,188
Other	8,166	7,693	8,095	7,478
Total	$253,296	$138,310	$249,777	$128,818

Amortization expense for intangible assets was $7.9 million and $8.3 million for the three months ended March 31, 2011 and 2010, respectively.  The following table shows the estimated amortization expense for the next five fiscal years based on current intangible assets.  These estimated amortization expense amounts do not reflect the potential effect of future foreign currency exchange rate fluctuations.

(In thousands)	2011	2012	2013	2014	2015
Estimated amortization expense	$31,000	$17,000	$15,000	$13,000	$8,000

7.     Employee Benefit Plans

	Three Months Ended March 31
Defined Benefit Net Periodic Pension Cost	U. S. Plans		International Plans
(In thousands)	2011	2010	2011	2010
Defined benefit plans:
Service cost	$392	$520	$1,094	$1,020
Interest cost	3,389	3,510	11,983	11,821
Expected return on plan assets	(4,147)	(4,159)	(12,533)	(11,446)
Recognized prior service costs	62	85	104	92
Recognized losses	750	652	2,778	2,988
Amortization of transition liability	—	—	14	13
Settlement loss	—	—	30	17
Defined benefit plans net periodic pension cost	$446	$608	$3,470	$4,505

In the three months ended March 31, 2011, the Company contributed $0.4 million and $16.9 million for the U.S. and international defined benefit pension plans, respectively.  The Company currently anticipates contributing an additional $2.6 million and $12.5 million for the U.S. and international plans, respectively, during the remainder of 2011.

In the three months ended March 31, 2011, the Company’s contributions to multi-employer and defined contribution pension plans were $5.9 million and $2.6 million, respectively.

8.     Income Taxes

Income tax expense from continuing operations increased primarily due to higher earnings from continuing operations for the three months ended March 31, 2011 compared with the three months ended March 31, 2010.  The effective income tax rate related to continuing operations for the three months ended March 31, 2011 was 24.7% compared with 24.1% for the three months ended March 31, 2010.  The effective income tax rate increased slightly due to changes in expected earnings mix within the geographies in which the Company conducts business.

An income tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on technical merits.  The unrecognized income tax benefit at March 31, 2011 was $48.5 million including interest and penalties.  Within the next twelve months, it is reasonably possible that up to $10.5 million of such amount will be recognized upon settlement of tax examinations and the expiration of various statutes of limitation.

9.     Commitments and Contingencies

Environmental

The Company is involved in a number of environmental remediation investigations and cleanups and, along with other companies, has been identified as a “potentially responsible party” for certain waste disposal sites.  While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company.  The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected.  The Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010 include accruals in Other current liabilities of $2.4 million and $4.2 million, respectively, for environmental matters.  The amounts charged against pre-tax income related to environmental matters totaled $0.2 million and $0.4 million for the three months ended March 31, 2011 and 2010, respectively.

In January 2010, the Company received a Notification of Penalty (“NOP”) from the United States Environmental Protection Agency (the “EPA”) with respect to its Saxonburg, Pennsylvania (no longer in existence) and Sarver, Pennsylvania facilities of the Harsco Metals & Minerals Segment.  The EPA issued the NOP for the Company’s alleged failure to file certain reports relating to the storage of certain chemicals commonly used by the business, with the appropriate state and local agencies.  The Company settled the matter with the EPA pursuant to the terms of a Consent Agreement and Final Order, which included the Company paying a penalty of approximately $146,000.

In December 2010, the EPA issued a Notice of Violation in connection with the Warren, Ohio site of the Company’s Harsco Metals & Minerals Segment.  The EPA and the Company have entered into negotiations to settle this matter.  The penalties associated with settling this matter could exceed $100,000 but are not expected to be material.

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

In November 2009, TWI filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.  As part of its filing, TWI filed a motion to reject certain executory contracts, including the parties’ Asset and Stock Purchase Agreement dated at December 7, 2007 (the “ASPA”).  TWI, however, did not seek to reject the settlement agreement finalized in October 2009 between the Company and TWI.

In May and June 2010, the bankruptcy court entered orders confirming TWI’s plan of reorganization and approving TWI’s rejection of certain executory contracts, including the ASPA.  On June 15, 2010, the reorganized TWI emerged from bankruptcy.  On August 23, 2010, TWI commenced an adversary proceeding against the Company and certain third party tort plaintiffs in the Bankruptcy Court seeking an order declaring that the rejection order excuses TWI’s contractual assumption of the assumed liabilities.  On November 23, 2010, the Bankruptcy Court issued an opinion and entered an order granting the Company’s motion to dismiss and holding that TWI’s assumption of certain assumed liabilities was not rejected during the bankruptcy.  On February 8, 2011, TWI, the Company and certain insurers reached a settlement regarding these matters, the terms of which are confidential.

The Company recorded a pre-tax charge of $5.0 million in 2010 related to potential and contingent third party tort claims and this charge was recorded in Loss on disposal of discontinued business.  The Company believes that sufficient coverage for claims relating to these matters exists, both as a result of the settlement and reserves established prior to the settlement.  Claims are inherently uncertain and, as a result, potential claims could be resolved at an amount significantly above the amount recorded.

Value-Added Tax Dispute

The Company is involved in a value-added and services (“ICMS”) tax dispute with the State Revenue Authorities from the State of São Paulo, Brazil (the “SPRA”).  In October 2009, the Company received notification of the SPRA’s administrative decision regarding the levying of ICMS in the State of São Paulo in relation to services provided to one of the Company’s customers in the State between January 2004 and May 2005.  As of March 31, 2011, the tax assessment from the SPRA is approximately $4 million, with penalty, interest and fees assessed to date increasing such amount by an additional $29 million.  All such amounts include the effect of foreign currency translation.  The increase in such amount since the Company’s last Annual Report filed on Form 10-K is due primarily to an increase in the assessed interest (which increases at a statutorily determined amount per month), plus the inclusion by the SPRA of statutorily mandated legal fees, which are calculated as a percentage of the total assessed amounts due, inclusive of penalty and interest.

The Company continues to believe that it does not have liability for this assessment, believes that sufficient coverage for these claims exists as a result of certain third party indemnification obligations and will continue to evaluate its liability with regard to this dispute on a quarterly basis.  The Company intends to vigorously contest this dispute under various alternatives, including judicial appeal.  Although results of operations and cash flows for a given period could be adversely affected by this dispute, management believes that the ultimate outcome of this dispute will not have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

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

At March 31, 2011, there are 19,293 pending asbestos personal injury claims filed against the Company.  Of these cases, 18,786 are pending in the New York Supreme Court for New York County in New York State.  The other claims, totaling 507, are filed in various counties in a number of state courts, and in certain Federal District Courts (including New York), and those complaints generally assert lesser amounts of damages than the New York State court cases or do not state any amount claimed.

As of March 31, 2011, the Company has obtained dismissal by stipulation, or summary judgment prior to trial, in 25,381 cases.

In view of the persistence of asbestos litigation nationwide, the Company expects to continue to receive additional claims.  However, there have been developments during the past several years, both by certain state legislatures and by certain state courts, which could favorably affect the Company’s ability to defend these asbestos claims in those jurisdictions.  These developments include procedural changes, docketing changes, proof of damage requirements and other changes that require plaintiffs to follow specific procedures in bringing their claims and to show proof of damages before they can proceed with their claim.  An example is the action taken by the New York Supreme Court (a trial court), which is responsible for managing all asbestos cases pending within New York County in the State of New York.  This Court issued an order in December 2002 that created a Deferred or Inactive Docket for all pending and future asbestos claims filed by plaintiffs who cannot demonstrate that they have a malignant condition or discernable physical impairment, and an Active or In Extremis Docket for plaintiffs who are able to show such medical condition.  As a result of this order, the majority of the asbestos cases filed against the Company in New York County have been moved to the Inactive Docket until such time as the plaintiffs can show that they have incurred a physical impairment.  At March 31, 2011, the Company has been listed as a defendant in 1,042 Active or In Extremis asbestos cases in New York County.  The Court’s Order has been challenged by plaintiffs.

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

Insurance liabilities are recorded when it is probable that a liability has been incurred for a particular event and the amount of loss associated with the event can be reasonably estimated.  Insurance reserves have been estimated based primarily upon actuarial calculations and reflect the undiscounted estimated liabilities for ultimate losses including claims incurred but not reported.  Inherent in these estimates are assumptions that are based on the Company’s history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends.  If actual claims differ from those projected by management, changes (either increases or decreases) to insurance reserves may be required and would be recorded through income in the period the change was determined.  When a recognized liability is covered by third-party insurance, the Company records an insurance claim receivable to reflect the covered liability.  Insurance claim receivables are included in Other receivables in the Company’s Condensed Consolidated

Balance Sheets.  See Note 1, “Summary of Significant Accounting Policies,” of the Company’s Form 10-K for the year ended December 31, 2010, for additional information on Accrued Insurance and Loss Reserves.

10.  Reconciliation of Basic and Diluted Shares

	Three Months Ended March 31
(In thousands, except per share amounts)	2011	2010
Income from continuing operations attributable to Harsco Corporation common stockholders	$12,256	$7,783

Weighted average shares of common stock outstanding - basic	80,695	80,543
Dilutive effect of stock-based compensation	249	200
Weighted average shares of common stock outstanding - diluted	80,944	80,743

Earnings from continuing operations per common share, attributable to Harsco Corporation common stockholders:
Basic	$0.15	$0.10

Diluted	$0.15	$0.10

At March 31, 2011, all outstanding stock-based compensation units were included in the computation of diluted earnings per share.  At March 31, 2010, there were 36,318 restricted stock units outstanding that were not included in the computation of diluted earnings per share because the effect was antidilutive.

11.          Derivative Instruments, Hedging Activities and Fair Value

The Company uses derivative instruments, including foreign currency forward exchange contracts, commodity contracts and cross-currency interest rate swaps, to manage certain foreign currency, commodity price and interest rate exposures.  Derivative instruments are viewed as risk management tools by the Company and are not used for trading or speculative purposes.

All derivative instruments are recorded on the balance sheet at fair value.  Changes in the fair value of derivatives used to hedge foreign-currency-denominated balance sheet items are reported directly in earnings along with offsetting transaction gains and losses on the items being hedged.  Derivatives used to hedge forecasted cash flows associated with foreign currency commitments or forecasted commodity purchases may be accounted for as cash flow hedges, as deemed appropriate and if the criteria for hedge accounting are met.  Gains and losses on derivatives designated as cash flow hedges are deferred as a separate component of equity and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions.  Generally, at March 31, 2011, these deferred gains and losses will be reclassified to earnings over 10 to 15 years from the balance sheet date.  The ineffective portion of all hedges, if any, is recognized currently in earnings.

The fair value of outstanding derivative contracts recorded as assets and liabilities in the Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010 were as follows:

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
March 31, 2011
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$3	Other current liabilities	$4
Cross-currency interest rate swaps	Other assets	23,516	Other liabilities	6,504
Total derivatives designated as hedging instruments		$23,519		$6,508

Derivates not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$1,199	Other current liabilities	$751

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
December 31, 2010
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$—	Other current liabilities	$29
Cross-currency interest rate swaps	Other assets	31,803	Other liabilities	3,831
Total derivatives designated as hedging instruments		$31,803		$3,860

Derivates not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$2,787	Other current liabilities	$1,042

The effect of derivative instruments on the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2011 and 2010 was as follows:

Derivatives Designated as Hedging Instruments

(In thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative - Effective Portion	Location of Gain (Loss) Reclassified from Accumulated OCI into Income -Effective Portion	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income - Effective Portion	Location of Gain (Loss) Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing
For the three months ended March 31, 2011:
Foreign currency forward exchange contracts	$(527)		$—		$—
Cross-currency interest rate swaps	7,821		—	Cost of services and products sold	(18,781	)(a)

	$7,294		$—		$(18,781)

For the three months ended March 31, 2010:
Foreign currency forward exchange contracts	$139		$—		$—
Cross-currency interest rate swap	(1,765)		—	Cost of services and products sold	14,504	(a)

	$(1,626)		$—		$14,504

(a)   These gains (losses) offset foreign currency fluctuation effects on the debt principal.

Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in	Amount of Gain (Loss) Recognized in Income on Derivative for the Three Months Ended March 31 (a)
(In thousands)	Income on Derivative	2011	2010

Foreign currency forward exchange contracts	Cost of services and products sold	$(5,121)	$2,680

(a) These gains (losses) offset amounts recognized in cost of service and products sold principally as a result of intercompany or third party foreign currency exposures.

Foreign Currency Forward Exchange Contracts

The Company conducts business in multiple currencies and, accordingly, is subject to the inherent risks associated with foreign exchange rate movements.  The financial position and results of operations of substantially all of the Company’s foreign subsidiaries are measured using the local currency as the functional currency.  Foreign currency-denominated assets and liabilities are translated into U.S. dollars at the exchange rates existing at the respective balance sheet dates, and income and expense items are translated at the average exchange rates during the respective periods.  The aggregate effects of translating the balance sheets of these subsidiaries are deferred and recorded in Accumulated other comprehensive loss, which is a separate component of stockholders’ equity.

The Company uses derivative instruments to hedge cash flows related to foreign currency fluctuations.  At March 31, 2011 and December 31, 2010, the Company had $270.3 million and $214.2 million of contracted amounts, respectively, of foreign currency forward exchange contracts outstanding.  These contracts are part of a worldwide program to minimize foreign currency exchange-related operating income and balance sheet exposure by offsetting foreign currency exposures of certain future payments between the Company and its various subsidiaries, vendors or customers.  The unsecured contracts outstanding at March 31, 2011 mature at various times within eight months and are with major financial institutions.  The Company may be exposed to credit loss in the event of non-performance by the contract counterparties.  The Company evaluates the creditworthiness of the counterparties and does not expect default by them.  Foreign currency forward exchange contracts are used to hedge commitments, such as foreign currency debt, firm purchase commitments and foreign currency cash flows for certain export sales transactions.

The following tables summarize, by major currency, the contractual amounts of the Company’s foreign currency forward exchange contracts in U.S. dollars at March 31, 2011 and December 31, 2010.  The “Buy” amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the “Sell” amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies.  The recognized gains and losses offset amounts recognized in cost of services and products sold principally as a result of intercompany or third party foreign currency exposures.

March 31, 2011
(In thousands)	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
British pounds sterling	Sell	$31,485	April 2011 through June 2011	$93
British pounds sterling	Buy	2,326	April 2011 through May 2011	(47)
Euros	Sell	106,602	April 2011 through June 2011	136
Euros	Buy	69,818	April 2011 through May 2011	153
Hong Kong dollar	Sell	22,904	April 2011	—
Hong Kong dollar	Buy	22,909	April 2011	1
Other currencies	Sell	8,510	April 2011 through November 2011	(30)
Other currencies	Buy	5,784	April 2011	141
Total		$270,338		$447

December 31, 2010
(In thousands)	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
British pounds sterling	Sell	$54,479	January 2011 through May 2011	$1,806
British pounds sterling	Buy	208	January 2011 through May 2011	(2)
Euros	Sell	93,831	January 2011 through February 2011	(104)
Euros	Buy	44,571	January 2011 through February 2011	(338)
Other currencies	Sell	5,314	January 2011 through November 2011	(86)
Other currencies	Buy	15,748	January 2011	441
Total		$214,151		$1,717

In addition to foreign currency forward exchange contracts, the Company designates certain loans as hedges of net investments in foreign subsidiaries.  The Company recorded pre-tax net losses of $6.9 million and pre-tax net gains of $19.2 million related to hedges of net investments during the three months ended March 31, 2011 and 2010, respectively, into Accumulated other comprehensive loss, which is a separate component of stockholders’ equity.

Cross-Currency Interest Rate Swaps

The Company uses cross-currency interest rate swaps in conjunction with certain debt issuances in order to secure a fixed local currency interest rate.  Under these cross-currency interest rate swaps, the Company receives interest based on a fixed U.S. dollar rate and pays interest on a fixed local currency rate based on the contractual amounts in dollars and the local currency, respectively.  The cross-currency interest rate swaps are recorded in the Condensed Consolidated Balance Sheets at fair value, with changes in value attributed to the effect of the swaps’ interest spread recorded in Accumulated other comprehensive loss, which is a separate component of equity.  Changes in value attributed to the effect of foreign currency fluctuations are recorded in the income statement and offset currency fluctuation effects on the debt principal.

Cross-Currency Interest	Contractual	Interest Rates
Rate Swap	Amount	Receive	Pay
Maturing 2018	$250,000	Fixed U.S. dollar rate	Fixed euro rate
Maturing 2020	220,000	Fixed U.S. dollar rate	Fixed British pound sterling rate

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

The following table indicates the different financial instruments of the Company at March 31, 2011 and December 31, 2010:

Level 2 Fair Value Measurements

(In thousands)	March 31 2011	December 31 2010
Assets
Foreign currency forward exchange contracts	$1,202	$2,787
Cross-currency interest rate swaps	23,516	31,803

Liabilities
Foreign currency forward exchange contracts	755	1,071
Cross-currency interest rate swaps	6,504	3,831

Level 3 Fair Value Measurements

(In thousands)	March 31 2011	December 31 2010
Liabilities
Contingent consideration for acquisitions	$—	$3,872

The following table reconciles the beginning and ending balances for liabilities measured on a recurring basis using unobservable inputs (Level 3) for the three months ended March 31:

Level 3 Liabilities - Contingent Consideration for the Three Months Ended March 31

(In thousands)	2011	2010
Balance at beginning of period	$3,872	$9,735
Acquisitions during the period	—	4,618
Fair value adjustments included in earnings	(3,966)	(8,264)
Effect of exchange rate changes	94	(317)
Balance at end of period	$—	$5,772

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities.  At March 31, 2011 and December 31, 2010, the total fair value of long-term debt, including current maturities, was $906.9 million and $905.0 million, respectively, compared to carrying value of $858.4 million and $853.7 million, respectively.  Fair values for debt are based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

12.  Review of Operations by Segment

	Three Months Ended March 31
(In thousands)	2011	2010
Revenues From Continuing Operations
Harsco Metals & Minerals	$391,737	$344,262
Harsco Infrastructure	261,567	250,629
Harsco Rail	62,602	95,402
Harsco Industrial	63,149	52,053
Corporate	—	60
Total Revenues From Continuing Operations	$779,055	$742,406

Operating Income (Loss) From Continuing Operations
Harsco Metals & Minerals	$28,605	$19,284
Harsco Infrastructure	(17,491)	(19,273)
Harsco Rail	8,123	20,414
Harsco Industrial	10,674	8,378
Corporate	(875)	(564)
Total Operating Income From Continuing Operations	$29,036	$28,239

Reconciliation of Segment Operating Income to Consolidated Income From Continuing Operations Before Income Taxes and Equity Income

	Three Months Ended March 31
(In thousands)	2011	2010
Segment operating income	$29,911	$28,803
General Corporate expense	(875)	(564)
Operating income from continuing operations	29,036	28,239
Interest income	720	461
Interest expense	(11,935)	(16,119)
Income from continuing operations before income taxes and equity income	$17,821	$12,581

13.  Other Expenses (Income)

This income statement classification includes restructuring costs for employee termination benefits and costs to exit activities; impaired asset write-downs; net gains or losses on the disposal of non-core assets; and business combination accounting adjustments related to recent acquisitions by the Company.

	Three Months Ended March 31
(In thousands)	2011	2010
Restructuring costs	$4,836	$9,337
Net gains from sale of non-core assets	(1,056)	(3,669)
Contingent consideration adjustments	(3,966)	(8,264)
Other	657	87
Other expenses (income)	$471	$(2,509)

14.  Restructuring Programs

Fourth Quarter 2010 Harsco Infrastructure Program

On December 8, 2010, the Company approved a restructuring plan for the Harsco Infrastructure Segment (the “Fourth Quarter 2010 Harsco Infrastructure Program”).  This restructuring initiative was in response to global economic and financial conditions that were adversely affecting this Segment’s end markets.  These conditions included such factors as the following:

•      a continued lack of meaningful commercial and multi-family construction activity in various regions of the world served by the Harsco Infrastructure Segment;

•      pricing pressures as customers worldwide continued to seek lower cost solutions; and

•      postponements, deferrals and cancellation of jobs and projects.

This restructuring initiative is part of an ongoing transformation strategy within the Harsco Infrastructure Segment to improve organizational efficiency and enhance profitability and stockholder value.  The strategy includes optimizing the Segment as a more streamlined, efficient, cost-effective, disciplined and market-focused global platform.  Objectives of the program include balancing short-term profitability goals with long-term strategies to establish a platform upon which the business can grow with limited fixed investment and generate annual operating expense savings to strengthen 2011 and future performance.  Under this restructuring program, the Harsco Infrastructure Segment further reduced its branch structure; consolidated and/or closed administrative office locations; further reduced its global workforce; and rationalized its product lines.

At March 31, 2011, the Company completed workforce reductions of 309 employees of a total expected workforce reduction of 494 employees.  The remaining workforce reductions and exit activities are targeted for completion during the remainder of 2011.

The restructuring accrual for the Fourth Quarter 2010 Harsco Infrastructure Program at March 31, 2011 and the activity for the three months then ended are as follows:

(In thousands)	Accrual December 31 2010	Adjustments to Previously Recorded Restructuring Charges (a)	Cash Expenditures	Foreign Currency Translation	Remaining Accrual March 31 2011
Employee termination benefit costs	$9,254	$(667)	$(3,115)	$313	$5,785
Cost to exit activities	21,449	2,631	(7,141)	284	17,223
Other	97	—	(56)	—	41
Total	$30,800	$1,964	$(10,312)	$597	$23,049

(a)   Adjustments to previously recorded restructuring charges resulted from changes in facts and circumstances in the implementation of these activities as well as the timing of additional expenses recognized under U.S. GAAP.

The majority of the remaining cash expenditures of $23.0 million related to these actions are expected to be paid throughout 2011 and 2012.

Prior Restructuring Programs

As a result of the continued financial and economic downturn, the Company implemented other actions throughout 2010 to further reduce its cost structure and close certain facilities.  These actions were in addition to the Fourth Quarter 2010 Harsco Infrastructure Program, which is described above.  Through March 31, 2011, the Company completed workforce reductions related to these actions of 232 employees of a total expected workforce reduction of 249 employees for the Harsco Infrastructure Segment; and reductions of 76 employees of a total expected workforce reduction of 242 employees for the Harsco Metals & Minerals Segment.  Remaining workforce reductions and costs to exit activities are targeted for completion during the remainder of 2011.

The restructuring accrual for the previous restructuring programs at March 31, 2011 and the activity for the three months then ended are as follows:

(In thousands)	Accrual December 31 2010	Cash Expenditures	Foreign Currency Translation	Remaining Accrual March 31 2011
Harsco Infrastructure Segment
Employee termination benefit costs	$905	$(421)	$15	$499
Cost to exit activities	413	(246)	10	177
Total Harsco Infrastructure Segment	1,318	(667)	25	676

Harsco Metals & Minerals Segment
Employee termination benefit costs	2,109	(551)	8	1,566
Cost to exit activities	864	(68)	29	825
Total Harsco Metals & Minerals Segment	2,973	(619)	37	2,391
Total	$4,291	$(1,286)	$62	$3,067

The majority of the remaining cash expenditures of $3.1 million related to these actions are expected to be paid throughout 2011.

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as well as the Company’s audited consolidated financial statements, including the notes thereto, included in the Company’s 2010 Annual Report on Form 10-K, which includes additional information about the Company’s critical accounting policies, contractual obligations, practices and the transactions that support the financial results, and provides a more comprehensive summary of the Company’s outlook, trends and strategies for 2011 and beyond.

Throughout this discussion, segment information for prior periods has been reclassified to conform with the current presentation.  Beginning with the fourth quarter of 2010, the Harsco Minerals businesses, which were previously a component of an “All Other” Category, are reported with the Harsco Metals Segment to form the Harsco Metals & Minerals Segment.  This reflects the increasing operating synergies of these businesses within the Company’s global markets as well as the combined management of these businesses.  The remaining businesses of the “All Other” Category are reported as the Harsco Industrial operating segment, which also reflects the combined management of these businesses.  The “All Other” Category is no longer utilized.

Forward-Looking Statements

The nature of the Company’s business and the many countries in which it operates subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties.  In accordance with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary remarks regarding important factors that, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein.  Forward-looking statements contained herein could include, among other things, statements about the Company’s management confidence and strategies for performance; expectations for new and existing products, technologies and opportunities; and expectations regarding growth, sales, cash flows, earnings and Economic Value Added (“EVA®”).  These statements can be identified by the use of such terms as “may,” “could,” “expect,” “anticipate,” “intend,” “believe” or other comparable terms.

Factors that could cause results to differ include, but are not limited to:  (1) changes in the worldwide business environment in which the Company operates, including general economic conditions; (2) changes in currency exchange rates, interest rates, commodity and fuel costs and capital costs; (3) changes in the performance of stock and bond markets that could affect, among other things, the valuation of the assets in the Company’s pension plans and the accounting for pension assets, liabilities and expenses; (4) changes in governmental laws and regulations, including environmental, tax and import tariff standards; (5) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services and technologies; (6) unforeseen business disruptions in one or more of the many countries in which the Company operates due to political instability, civil disobedience, armed hostilities, public health issues or other calamities; (7) the seasonal nature of the business; (8) the Company’s ability to successfully enter into new contracts and complete new acquisitions or joint ventures in the timeframe contemplated or at all; (9) the integration of the Company’s strategic acquisitions; (10) the amount and timing of repurchases of the Company’s common stock, if any; (11) the recent global financial and credit crisis and economic conditions generally, which could result in the Company’s customers curtailing development projects, construction, production and capital expenditures, which, in turn, could reduce the demand for the Company’s products and services and, accordingly, the Company’s sales, margins and profitability; (12) the outcome of any disputes with customers; (13) the financial condition of the Company’s customers, including the ability of customers (especially those that may be highly leveraged and those with inadequate liquidity) to maintain their credit availability; (14) the Company’s ability to successfully implement and receive the expected benefits of cost-reduction and restructuring initiatives; and (15) other risk factors listed from time to time in the Company’s SEC reports.  A further discussion of these, along with other potential factors, can be found in Part I, Item 1A, “Risk Factors,” of the Company’s 2010 Annual Report on Form 10-K.  The Company cautions that these factors may not be exhaustive and that many of these factors are beyond the Company’s ability to control or predict.  Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.  The Company undertakes no duty to update forward-looking statements except as may be required by law.

Executive Overview

Revenues for the Company during the first quarter of 2011 were $779.1 million compared with $742.4 million in the first quarter of 2010.  Foreign currency translation increased revenues by $18.5 million for the first quarter of 2011 in comparison with the first quarter of 2010.

	Three Months Ended March 31			Percentage Change from 2010 to 2011
Revenues by Segment (Dollars in millions)	2011	2010	Change	Price/ Volume	Currency	Total
Harsco Metals & Minerals	$391.7	$344.3	$47.4	10.2%	3.6%	13.8%
Harsco Infrastructure	261.6	250.6	11.0	2.2	2.2	4.4
Harsco Rail	62.6	95.4	(32.8)	(35.0)	0.6	(34.4)
Harsco Industrial	63.2	52.0	11.2	21.2	0.3	21.5
Corporate	—	0.1	(0.1)	(100.0)	—	(100.0)
Total Revenues	$779.1	$742.4	$36.7	2.4%	2.5%	4.9%

The Company generated higher revenues in the first quarter of 2011 in the Harsco Metals & Minerals Segment due to increased customer steel production and in the Harsco Industrial Segment due to increased demand.  This was partially offset by the timing of shipments within the Harsco Rail Segment.  The Company continues to execute on its geographic expansion strategy, as revenues from targeted growth markets were approximately 26% of total revenues in the first quarter of 2011, compared with 24% for the first quarter of 2010 and 25% for the year ended December 31, 2010.

	Three Months Ended March 31			Percentage Change from 2010 to 2011
Revenues by Region (Dollars in millions)	2011	2010	Change	Price/ Volume	Currency	Total
Western Europe	$308.1	$293.9	$14.2	2.3%	2.5%	4.8%
North America	264.4	271.3	(6.9)	(2.9)	0.3	(2.6)
Latin America (a)	81.5	63.9	17.6	20.0	7.6	27.6
Middle East and Africa	50.9	53.6	(2.7)	(7.0)	2.0	(5.0)
Asia-Pacific	45.3	36.1	9.2	14.8	10.6	25.4
Eastern Europe	28.9	23.6	5.3	21.1	1.5	22.6
Total Revenues	$779.1	$742.4	$36.7	2.4%	2.5%	4.9%

(a)   Includes Mexico.

Operating income from continuing operations for the first quarter of 2011 was $29.0 million compared with $28.2 million for the first quarter of 2010.  The increase in operating income was driven by stabilizing market conditions in the Harsco Metals & Minerals Segment and the Harsco Industrial Segment.  The Harsco Infrastructure Segment continued to experience weak market conditions in non-residential construction, but also realized initial cost savings benefits from restructuring initiatives implemented in 2010.  Offsetting these increases in operating income was the impact of timing of shipments in the Harsco Rail Segment.  Diluted earnings per share from continuing operations for the first quarter of 2011 were $0.15 compared with $0.10 for the first quarter of 2010.

The Company continues to have significant available liquidity and remains well-positioned from a financial flexibility perspective.  Net cash generated from operating activities was $13.1 million for the quarter ended March 31, 2011, compared with $30.1 million in the quarter ended March 31, 2010.  Capital expenditures in the first quarter of 2011 were higher than in the first quarter of 2010 due to funding required for previously announced growth projects in our Harsco Metals & Minerals Segment.  Balance sheet debt increased slightly from December 31, 2010 and the Company’s debt to capital ratio increased from 37.6% at December 31, 2010 (the lowest ratio in the last twelve years) to 38.0% at March 31, 2011.  The Company’s debt to total capital ratio was 40.1% at March 31, 2010.  See Liquidity and Capital Resources under Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Operating Results” for further discussion of cash flows.

Segment Financial Highlights

Revenues	Three Months Ended March 31				Change
(Dollars in millions)	2011		2010		Amount	Percent
Harsco Metals & Minerals	$391.7	50.3%	$344.3	46.4%	$47.4	13.8%
Harsco Infrastructure	261.6	33.6	250.6	33.8	11.0	4.4
Harsco Rail	62.6	8.0	95.4	12.8	(32.8)	(34.4)
Harsco Industrial	63.2	8.1	52.0	7.0	11.2	21.5
Corporate	—	—	0.1	—	(0.1)	(100.0)
Total Revenues	$779.1	100.0%	$742.4	100.0%	$36.7	4.9%

Operating Income (Loss)	Three Months Ended March 31				Change
(Dollars in millions)	2011		2010		Amount	Percent
Harsco Metals & Minerals	$28.6	98.6%	$19.3	68.4%	$9.3	48.2%
Harsco Infrastructure	(17.5)	(60.3)	(19.3)	(68.4)	1.8	9.3
Harsco Rail	8.1	27.9	20.4	72.3	(12.3)	(60.3)
Harsco Industrial	10.7	36.9	8.4	29.8	2.3	27.4
Corporate	(0.9)	(3.1)	(0.6)	(2.1)	(0.3)	(50.0)
Total Operating Income	$29.0	100.0%	$28.2	100.0%	$0.8	2.8%

	Three Months Ended March 31
Operating Margins	2011	2010
Harsco Metals & Minerals	7.3%	5.6%
Harsco Infrastructure	(6.7)	(7.7)
Harsco Rail	13.0	21.4
Harsco Industrial	16.9	16.2
Consolidated Operating Margin	3.7%	3.8%

Harsco Metals & Minerals Segment:

The Harsco Metals & Minerals Segment generated higher revenues, operating income and margins in the first quarter of 2011 compared with the first quarter of 2010 due principally to the increased global steel production of its customers and the overall weaker U.S. dollar.

Significant Effects on Revenues (In millions)	Three Months Ended March 31
Revenues — 2010	$344.3
Net increased price and volume	35.1
Impact of foreign currency translation	12.3
Revenues — 2011	$391.7

Significant Effects on Operating Income:

•      An overall increase in global steel production which is expected to remain stable or gradually increase for the remainder of 2011.  Customers’ production increased approximately 7% compared with the first quarter of 2010.

•      Continued positive effects of cost control and business transformation initiatives.

•      Higher commodity pricing within the Minerals business, partially offset by increased fuel costs.

•      Foreign currency translation in the first quarter of 2011 increased operating income for this Segment by $0.8 million compared with the first quarter of 2010.

Harsco Infrastructure Segment:

The Harsco Infrastructure Segment generated higher revenue and a smaller operating loss in the first quarter of 2011 compared with the first quarter of 2010, due to cost savings from restructuring initiatives implemented in 2010 and the overall weaker U.S. dollar.

Significant Effects on Revenues (In millions)	Three Months Ended March 31
Revenues — 2010	$250.6
Net increased cost reductions and volume	5.6
Impact of foreign currency translation	5.4
Revenues — 2011	$261.6

Significant Effects on Operating Loss:

•      In the first quarter of 2011, the Segment’s operating results improved due to the realization of cost savings resulting from restructuring initiatives implemented in 2010.

•      Rental rates decreased slightly from the first quarter of 2010, but operating income from rentals increased modestly due to increased equipment utilization, principally in Eastern Europe, France and Scandinavia.  That increase was offset by lower margins on equipment sales and erection and dismantling services, principally in Europe.

•      Net facilities discontinuance and restructuring expense, which includes property gains, costs for exit activities and termination benefits and other items, increased $2.2 million from the first quarter of 2010 due to the timing of  certain expense recognition from the 2010 restructuring programs and a net reduction in contingent consideration adjustments.  In the first quarter of 2011, this included favorable contingent consideration adjustments totaling $4.0 million compared with $8.3 million in the first quarter of 2010.  For additional information regarding contingent consideration adjustments see Note 3.  Acquisitions and Dispositions to the unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements.”

•      Foreign currency translation in the first quarter of 2011 decreased operating results for this Segment by $0.9 million compared with the first quarter of 2010.

Harsco Rail Segment:

As expected, the Harsco Rail Segment generated lower revenues, operating income and margins in the first quarter of 2011 compared with the first quarter of 2010 due principally to the timing of unit deliveries.

Significant Impacts on Revenues (In millions)	Three Months Ended March 31
Revenues — 2010	$95.4
Net decreased volume	(33.4)
Impact of foreign currency translation	0.6
Revenues — 2011	$62.6

Significant Impacts on Operating Income:

•      This Segment’s operating income for the first quarter of 2011 was lower than the first quarter of 2010 due principally to timing of shipments of equipment.  Shipments for the first quarter of 2011 were expected to be less than previous quarters due to the scheduled timing of deliveries.  The majority of rail equipment shipments for 2011 are expected to occur in the third and fourth quarter.  Conversely, in 2010 the majority of rail equipment shipments occurred in the first half of the year.

•      Decreased customer demand for contract grinding services also contributed to the decrease in operating income compared to the first quarter of 2010.

Harsco Industrial Segment:

The Harsco Industrial Segment generated higher revenues, operating income and margins in the first quarter of 2011 compared with first quarter of 2010.  The increase in revenues was primarily due to increased market demand for industrial products, primarily in the industrial grating business.

Significant Impacts on Revenues (In millions)	Three Months Ended March 31
Revenues — 2010	$52.0
Net increased price and volume	10.9
Impact of foreign currency translation	0.3
Revenues — 2011	$63.2

Significant Effects on Operating Income:

•      The industrial grating business experienced an increase in operating income in the first quarter of 2011 due to increased demand and higher pricing.

•      The air-cooled heat exchangers business operating income was comparable to the first quarter of 2010, with year-over-year market improvements offset by higher raw material costs.

•      Continuous improvement initiatives targeting expense reduction, revenue enhancement and asset optimization continue to be implemented in these businesses, positively contributing to operating income and operating margins in the first quarter of 2011.

Outlook, Trends and Strategies

Despite the still fragile U.S. economy and continued uncertainties throughout several major global economies particularly in non-residential construction markets in the U.K. and key Western European countries, the Company believes it is well-positioned to capitalize on opportunities in the near to long-term based on its strong balance sheet, available liquidity and ability to generate strong operating cash flows, as well as its demonstrated ability to execute appropriate countermeasures.  Countermeasures such as ongoing cost-reduction initiatives; the Company’s “OneHarsco” initiative; and the Company’s continuous improvement program have significantly reduced, and should continue to reduce, the Company’s cost structure and further enhance its financial strength without sacrificing its solution-based services and products.  The Company’s expansion of its global footprint in targeted growth markets; its diversity of services and products in industries that are fundamental to global growth; its long-term mill services and minerals supply contracts; the portability and mobility of its Harsco Infrastructure services equipment; and its large Harsco Infrastructure services customer base help mitigate the Company’s overall long-term exposure to changes in the economic outlook in any single economy.  However, any further deterioration of global economies could still have an adverse impact on the Company’s results of operations, financial condition and cash flows.

In addition to items noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the following significant items, risks, trends and strategies are expected to affect the Company for the remainder of 2011 and beyond:

•      The Company will continue to place a strong focus on corporate-wide expansion into targeted emerging markets to grow and improve the balance of its geographic footprint.  More specifically, the Company’s global growth strategies include steady, targeted expansion, particularly in the Gulf Region of the Middle East and Africa, Asia-Pacific and Latin America to further complement the Company’s already strong presence throughout Europe and North America.  Growth is also expected to be achieved through the provision of additional services to existing customers; new contracts in both developed and targeted growth markets; and targeted joint ventures and partnerships in strategic countries and market sectors.  This strategy is expected to result in approximately 35% of revenue from emerging markets by 2015.  This growth will come both organically and through targeted joint venture investments.  Over time, a balanced geographic footprint should also benefit the Company through further diversification of its customer base.

•      The Company expects continued strong and sustainable cash flows from operating activities.  The Company also expects to maintain discipline to limit capital expenditures through its ability to redeploy Harsco Infrastructure equipment to new projects, without jeopardizing growth opportunities.  The Company believes that, in the current economic environment, the mobile nature of its capital investment pool will facilitate strategic growth initiatives in the near-term, lessening the need for growth capital expenditures, particularly for the Harsco Infrastructure Segment.  New or renewed contracts in the Harsco Metals & Minerals Segment may require incremental capital investments.  Strategic geographic expansion such as joint ventures in emerging markets, in any Segment, may also require higher levels of capital investments.  Due to normal business seasonality, once again in 2011, the Company expects to generate most of its cash from operations in the second half of the year.

•      Management will continue to be very selective and disciplined in allocating capital, choosing projects with the highest EVA® potential.

•      The Company announced in 2010 that it has embarked upon a business transformation strategy as part of its OneHarsco initiative, which is designed to create significant operating and cost efficiencies by improving the Company’s internal supply chain planning, logistics, scheduling and integration throughout its worldwide operations.  This project is expected to contribute to the Company’s EVA® growth but could result in near-term cost increases and capital expenditures.

•      The Company has maintained a capital structure with a balance sheet debt to capital ratio approximating 40% for the last several years.  That ratio was 38% at March 31, 2011 primarily due to prudent cash management.  This will provide financial flexibility for investing in strategic initiatives, including joint ventures and capital outlays, particularly for growth initiatives; however, such future spending may require short-term borrowing.

•      A majority of the Company’s revenue is currently generated from customers located outside of the United States, and a substantial portion of the Company’s assets and employees are also located outside of the United States.  United States’ income tax and foreign withholding taxes have not been provided on undistributed earnings for certain non-U.S. subsidiaries as the Company considers such earnings as indefinitely reinvested in the operations of those subsidiaries.  The Executive Branch of the U.S. Government (the “Administration”) has indicated that future tax reform may be structured with more of the business community’s concerns in mind; however, the Administration has provided no indication that intended reform will be any more favorable to U.S. multi-national corporations with earnings indefinitely reinvested abroad.  Any tax reform that reduces the Company’s ability to defer U.S. taxes on earnings indefinitely reinvested outside of the United States could have a negative impact on the Company’s ability to compete in the global marketplace.

•      Fluctuations in the U.S. dollar can have significant impacts in the Harsco Metals & Minerals and Harsco Infrastructure Segments, as approximately 80% of the revenues generated in these Segments are outside the United States.  If the U.S. dollar weakens, sales and operating income would generally improve.  If the U.S. dollar strengthens, sales and operating income would generally be lower.

•      Volatility in energy and commodity costs (e.g., diesel fuel, natural gas, steel, etc.) and worldwide demand for these commodities could impact the Company’s operations, both in cost increases or decreases to the extent that such increases or decreases are not passed on to customers.  However, volatility in energy and commodity costs may provide additional service opportunities for the Harsco Metals & Minerals Segment as customers may outsource more services to reduce overall costs.  Volatility may also affect opportunities in the Harsco Infrastructure Segment for additional plant maintenance and capital improvement projects, and in the Harsco Industrial Segment for natural gas projects.

•      The Company may be required to record future impairment charges to the extent it cannot generate future cash flows at a level sufficient to recover the net book value of a reporting unit.  As part of the Company’s annual goodwill impairment testing, estimates of fair value are based on assumptions regarding future operating cash flows and growth rates of each reporting unit, discount rates applied to these cash flows and current market estimates of value.  Based on the uncertainty of future growth rates and other assumptions used to estimate goodwill recoverability, future reductions in a reporting unit’s cash flows could cause a material non-cash impairment charge of goodwill, which could have a material adverse effect on the Company’s results of operations and financial condition.

Harsco Metals & Minerals Segment:

•      For the Harsco Metals & Minerals Segment, the Company expects stable or gradually increasing customer steel production for the remainder of 2011.  The outlook for the full-year 2011 is positive resulting from new contract start-ups and contract renewals with increased volumes.  Increased fuel costs are expected to somewhat mitigate the benefits of higher volume.

•      The new 25-year joint venture relationship currently being finalized with TISCO and also subject to Chinese government approval, as announced in December 2010, will effectively address the environmentally beneficial processing and metal recovery of TISCO’s stainless and carbon steel slag production by-products across a range of potential commercial applications.  The Company anticipates that the joint venture has the potential to generate new revenues of an estimated $30 million per year initially, ramping up to a projected run rate of approximately $50 million to $60 million per year when fully operational.  Harsco and TISCO will respectively share a 60%-40% relationship in the partnership.

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

•      The industrial abrasives and roofing granules business within the Harsco Metals & Minerals Segment generates value by collecting and processing boiler slag, a coal combustion by-product (“CCP”) into commercially useful products that put this material to beneficial use in products such as roofing materials and blasting abrasives.  In May 2010, the Environmental Protection Agency (“EPA”) released a proposed rule that set out two different options with regard to the regulation of CCPs produced by coal-fired utility boilers.  One option would regulate CCPs as hazardous waste when the CCPs are destined for disposal in landfills and surface impoundments.  The second option would regulate the disposal of CCPs as solid waste by issuing minimum national criteria for proper management of these nonhazardous, solid wastes.  Neither proposal changes the EPA’s prior determination that beneficially used CCPs, including the Company’s products, are exempt from the hazardous waste regulations.  The adoption, terms and timing of any new regulation controlling disposal of CCPs remain uncertain, however, and there can be no assurance that any CCP regulation will continue to provide for an exemption for beneficial use of CCPs.  The Company will continue to closely monitor the EPA’s proposal.

Harsco Infrastructure Segment:

•                  The Company has substantially completed a comprehensive restructuring plan, which was announced in the fourth quarter of 2010, for the Harsco Infrastructure Segment.  The Company anticipates pre-tax Harsco Infrastructure Segment benefits of approximately $43 million in 2011 from restructuring actions and fully annualized benefits of over $60 million beginning in 2012.  The restructuring savings are expected to increase sequentially during each quarter of this year with the full annualized rate effective by the fourth quarter of the year.  This sets the stage for improved results for this business starting in the second quarter of 2011 and, with some end-market improvement, a return to full-year profitability in 2012 and beyond.  Additionally, during 2011 the Company expects to dispose of non-core product lines that are part of the restructuring program.

•                  With early signs of increased quoting activity and new awards, a stabilizing rental rate and the effect of increasing restructuring cost savings as the year progresses, the Company anticipates sequential operating income improvements for the remainder of 2011.  However, the main positive effect on the full-year 2011 results in the Harsco Infrastructure Segment is expected to be the benefit from the restructuring program.

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

Harsco Rail Segment:

•                  The Company expects that the Harsco Rail Segment will continue to perform well for the full-year 2011 as backlog and quoting activity remain strong.  However, due to the timing of shipments, sales and income will be weighted much more heavily to the second half of 2011.  Conversely, in 2010, the majority of the rail business sales and income were recorded in first half of the year.

•                  International demand for Harsco Rail’s track maintenance services, solutions and equipment has been strong as reflected in global bidding activity.  This is expected to continue in the long-term.  The Harsco Rail Segment expects to develop a larger presence in certain developing countries as track construction and maintenance needs grow.  Additionally, new higher-margin service and sales opportunities along with strategic acquisitions and/or joint ventures in the Harsco Rail Segment will be considered if the appropriate strategic opportunities arise.

Harsco Industrial Segment:

•                  The Company expects gradually improving results from the Harsco Industrial Segment in 2011, compared with 2010, as its presence in emerging markets increases through joint ventures, increased efficiencies and market share gains.

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

Results of Operations

	Three Months Ended March 31
			Change
(Dollars in millions, except per share amounts)	2011	2010	Amount	%
Revenues from continuing operations	$779.1	$742.4	$36.7	4.9
Cost of services and products sold	610.4	579.4	31.0	5.3
Selling, general and administrative expenses	137.8	136.3	1.5	1.1
Other expenses (income)	0.5	(2.5)	3.0	118.8
Operating income from continuing operations	29.0	28.2	0.8	2.8
Interest expense	11.9	16.1	(4.2)	(26.0)
Income tax expense from continuing operations	4.4	3.0	1.4	45.0
Income from continuing operations	13.6	9.7	3.9	40.9
Income (loss) from discontinued operations	(0.8)	0.3	(1.1)	(428.7)
Net income attributable to Harsco Corporation	11.4	8.0	3.4	42.3
Diluted earnings per common share from continuing operations attributable to Harsco Corporation common stockholders	0.15	0.10	0.05	50.0
Diluted earnings per common share attributable to Harsco Corporation common stockholders	0.14	0.10	0.04	40.0
Effective income tax rate for continuing operations	24.7%	24.1%

Comparative Analysis of Consolidated Results

Revenues

Revenues for the first quarter of 2011 increased $36.7 million or 4.9% from the first quarter of 2010.  This increase was attributable to the following significant items:

Change in Revenues — 2011 vs. 2010	Three Months Ended March 31
(In millions)
Net increase in volumes in the Harsco Metals & Minerals Segment due principally to increased steel production by the Company’s customers and higher commodity pricing.	$35.1
Effect of foreign currency translation.	18.5
Net increase in volumes in Harsco Industrial Segment due principally to improved markets in the natural gas industry and the industrial grating business.	10.9
Net increase in revenues in the Harsco Infrastructure Segment.	5.6
Net decrease in revenues in the Harsco Rail Segment due principally to the timing of and an overall higher level of rail equipment shipments in the first quarter of 2010.	(33.4)
Total Change in Revenues — 2011 vs. 2010	$36.7

Cost of Services and Products Sold

Cost of services and products sold for the first quarter of 2011 increased $31.0 million or 5.3% from the first quarter of 2010.  This increase was attributable to the following significant items:

Change in Cost of Services and Products Sold — 2011 vs. 2010	Three Months Ended March 31
(In millions)
Effect of foreign currency translation.	$15.5
Increased costs due to changes in revenues (exclusive of the effect of foreign currency translation, and including the impact of increased commodity and energy costs included in selling prices).	10.6
Other, net.	4.9
Total Change in Cost of Services and Products Sold — 2011 vs. 2010	$31.0

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of 2011 increased $1.5 million or 1.1% from the first quarter of 2010, lower than the revenue increase of 4.9%.  This increase was attributable to the following significant items:

Change in Selling, General and Administrative Expenses — 2011 vs. 2010	Three Months Ended March 31
(In millions)
Increase in compensation.	$3.7
Effect of foreign currency translation.	2.9
Lower space and equipment rentals.	(1.0)
Lower commissions primarily due to an overall lower level of rail equipment shipments in 2011.	(1.4)
Other, net (including reduction in professional fees and depreciation).	(2.7)
Total Change in Selling, General and Administrative Expenses — 2011 vs. 2010	$1.5

Other Expenses (Income)

This income statement classification includes restructuring costs for employee termination benefits and costs to exit activities; impaired asset write-downs; net gains or losses on the disposal of non-core assets; and business combination accounting adjustments related to recent acquisitions by the Company.  Net other expenses for the first quarter of 2011 of $0.5 million includes restructuring costs of $4.8 million, primarily in the Harsco Infrastructure Segment, offset by a $4.0 million contingent consideration adjustment in the Harsco Infrastructure Segment and $1.0 million of gains from the sale of non-core assets.  Net other income for the first quarter of 2010 of $2.5 million included restructuring costs of $9.3 million, primarily in the Harsco Infrastructure Segment, offset by an $8.3 million contingent consideration adjustment in the Harsco Infrastructure Segment and $3.7 million of gains from the sale of non-core assets.

Interest Expense

This decrease of $4.2 million in the first quarter of 2011 compared with the first quarter of 2010 was primarily due to the October 2010 debt refinancing which resulted in a significantly lower interest rate than the prior debt.

Income Tax Expense from Continuing Operations

This increase was due to higher earnings from continuing operations and a slight increase in the effective income tax rate from continuing operations.  The effective income tax rate relating to continuing operations for the first quarter of 2011 was 24.7% versus 24.1% for the first quarter of 2010.

Income from Continuing Operations

This increase resulted from net higher volumes in the Harsco Metals & Minerals Segment due principally to increased steel production by the Company’s customers and higher commodity pricing, net increased volumes in the Harsco Industrial Segment, partially offset by an overall lower level of rail equipment shipments in 2011 in the Harsco Rail Segment.

Liquidity and Capital Resources

Overview

The Company continues to have sufficient available liquidity and has been able to obtain all necessary financing.  The Company currently expects operational and business needs to be covered by cash from operations for the remainder of 2011, although borrowings may be made from time to time due to historical patterns of seasonal cash flow and for the funding of various projects.

Global financial markets, which have been under stress since 2008 due to poor financial institution lending and investment practices and sharp declines in real estate values, have improved for certain highly rated credit issuers.  However, tightened credit conditions for the funding of non-residential construction projects, particularly commercial construction, along with the sovereign debt crisis in Europe and the Middle East and economic austerity measures implemented in the United Kingdom have restrained growth in the Harsco Infrastructure Segment.  These unfavorable conditions in the credit markets continue to affect some of the Company’s current and potential customers.  In response to these changes in global economic conditions, the Company continues to implement capital efficiency initiatives to enhance liquidity including the following: prudently managing capital spending to projects where the highest returns can be achieved while redeploying existing capital investments; optimizing worldwide cash positions; reducing discretionary spending; and frequent evaluation of customer and business-partner credit risk.

During the first quarter of 2011, the Company generated $13.1 million in operating cash flow, a decrease from the $30.1 million generated in the first quarter of 2010.  Approximately $10.3 million of cash was disbursed in the first quarter of 2011 for the Harsco Infrastructure Segment’s fourth quarter 2010 restructuring program.  The Company estimates that an additional net cash of approximately $8 million will be disbursed for the program during the remainder of 2011.  In the first quarter of 2011, the Company invested $67.3 million in capital expenditures (42% of which were for revenue-growth projects), compared with $29.9 million invested in the first quarter of 2010.  The Company paid $16.5 million in stockholder dividends in the first quarters of 2011 and 2010.

The Company’s net cash borrowings increased by $33.3 million in the first quarter of 2011 to fund capital expenditures and reflected seasonal cash fluctuations for the Company.  The Company’s debt to total capital ratio increased slightly to 38.0% at March 31, 2011 from 37.6% at December 31, 2010 due to the higher debt levels.  The Company’s debt to total capital ratio was 40.1% at March 31, 2010.

Despite the difficult end markets for the Harsco Infrastructure Segment, the Company expects to generate strong operating cash flows for the remainder of 2011.  The Company plans to sustain its balanced portfolio through its strategy of redeploying discretionary cash for disciplined organic growth and international or market-segment diversification; for potential strategic joint ventures and partnerships; for growth in long-term, high-return and high-renewal-rate services contracts for the Harsco Metals & Minerals Segment, principally in targeted growth markets or for customer diversification; and for strategic investments or possible acquisitions in the Harsco Rail Segment.  The Company also foresees continuing its long and consistent history of paying dividends to stockholders.

The Company continues its focus on improving working capital efficiency.  Globally integrated enterprise initiatives, such as OneHarsco, are being used to continue to further improve the effective and efficient use of working capital, particularly accounts receivable and inventories in the Harsco Infrastructure, Harsco Metals & Minerals and Harsco Rail Segments.

Sources and Uses of Cash

The Company’s principal sources of liquidity are cash from operations and borrowings under its various credit agreements, augmented periodically by cash proceeds from non-core asset or business sales.  The primary drivers of the Company’s cash flow from operations are the Company’s sales and income.  The Company’s long-term Harsco Metals & Minerals Segment’s contracts, in addition to the backlog of certain equipment orders and the long-term nature of certain service contracts within the Harsco Rail Segment, provide predictable cash flows for the near-term years.  Cash returns on capital investments made in prior years, for which no cash is currently required, are a significant source of cash from operations.  Depreciation expense related to these investments is a non-cash charge.  The Company also continues to maintain working capital at a manageable level based upon the requirements and seasonality of the businesses.

Major uses of operating cash flows and borrowed funds include: capital investments, principally in the Harsco Metals & Minerals Segment; payroll costs and related benefits; dividend payments; pension funding payments; inventory purchases for the Harsco Rail and Industrial Segments; income tax payments; debt principal and interest payments; insurance premiums and payments of self-insured casualty losses; and machinery, equipment, automobile and facility lease payments.  Cash is also used for targeted, strategic acquisitions as appropriate opportunities arise.

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

The following table illustrates the amounts outstanding under credit facilities and commercial paper programs and available credit at March 31, 2011:

Summary of Credit Facilities and	At March 31, 2011
Commercial Paper Programs		Outstanding	Available
(In millions)	Facility Limit	Balance	Credit
U.S. commercial paper program	$550.0	$57.2	$492.8
Euro commercial paper program	282.5	—	282.5
Multi-year revolving credit facility (a)	570.0	—	570.0
Bilateral credit facility (b)	30.0	—	30.0
Totals at March 31, 2011	$1,432.5	$57.2	$1,375.3	(c)

(a)          U.S.-based program.

(b)         International-based program.

(c)          Although the Company has significant available credit, for practical purposes, the Company limits aggregate commercial paper and credit facility borrowings at any one-time to a maximum of $600 million (the aggregate amount of the back-up facilities).

For more information on the Company’s credit facilities and long-term notes, see Note 6, Debt and Credit Agreements, to the Company’s 2010 Annual Report on Form 10-K.

Credit Ratings and Outlook — The following table summarizes the Company’s current debt ratings:

	Long-term Notes	U.S.-Based Commercial Paper	Outlook
Standard & Poor’s (S&P)	BBB+	A-2	Stable
Moody’s	Baa2	P-2	Stable
Fitch	A-	F2	Stable

The Company’s euro-based commercial paper program has not been rated since the euro market does not require it.  In March 2011, Standard & Poor’s downgraded the Company’s Long-term notes to BBB+ from A- but upgraded its Outlook to Stable from Negative.  The change did not have any impact on the Company’s borrowing costs.  Any additional downgrades to the Company’s credit ratings may increase borrowing costs to the Company, while an improvement in the Company’s credit ratings may decrease borrowing costs to the Company.  Additionally, future downgrades in the Company’s credit ratings may result in reduced access to credit markets.

Working Capital Position — Changes in the Company’s working capital are reflected in the following table:

(Dollars in millions)	March 31 2011		December 31 2010	Increase (Decrease)
Current Assets
Cash and cash equivalents	$101.3		$124.2	$(22.9)
Trade accounts receivable, net	643.4		585.3	58.1
Other receivables, net	27.7		29.3	(1.6)
Inventories	289.9		271.6	18.3
Other current assets	134.7		144.5	(9.8)
Total current assets	1,197.1	(b)	1,154.9	42.2 (b)
Current Liabilities
Notes payable and current maturities	64.6		35.2	29.4
Accounts payable	285.1		261.5	23.6
Accrued compensation	76.3		83.9	(7.6)
Income taxes payable	8.5		9.7	(1.2)
Other current liabilities	374.8		377.6	(2.8)
Total current liabilities	809.3		767.9	41.4
Working Capital	$387.8		$387.0	$0.8
Current Ratio (a)	1.5:1		1.5:1

(a)          Calculated as Current assets / Current liabilities

(b)         Does not total due to rounding

Working capital increased $0.8 million in the first quarter of 2011 due principally to the following factors:

•                  Net trade accounts receivable increased $58.1 million primarily due to improved business activity (first quarter 2011 compared with fourth quarter 2010) in the Harsco Metals & Minerals Segment, Harsco Infrastructure Segment and Harsco Rail Segment, as well as a $16.7 million increase due to foreign currency translation; and

•                  Inventories increased $18.3 million primarily due to the increased business activity in the Harsco Industrial Segment and Harsco Rail Segment.

These working capital increases were offset by the following:

•                  Notes payable and current maturities increased by $29.4 million primarily due to higher outstanding commercial paper balances and, in conjunction with a decrease in cash of $22.9 million, reflected seasonal fluctuations in the cash needs of the Company; and

•                  Accounts payable increased $23.6 million primarily due to increased business activity in the Harsco Metals & Minerals Segment and the Harsco Industrial Segment, as well as a $7.2 million increase due to foreign currency translation.

Certainty of Cash Flows — The certainty of the Company’s future cash flows is underpinned by the long-term nature of the Company’s metals services contracts, the order backlog for the Company’s railway track maintenance services and equipment, and the strong discretionary cash flows (operating cash flows in excess of the amounts necessary for capital expenditures to maintain current revenue levels) generated by the Company.  Historically, the Company has utilized these discretionary cash flows for growth-related capital expenditures, strategic acquisitions and for debt repayment.  As the Company has demonstrated since the end of 2008, it has the ability to substantially reduce its capital expenditures in the Harsco Infrastructure Segment due to the mobility of its existing capital investment base as well as a more disciplined globally integrated capital allocation approach.  The existing capital base can be redeployed for use in growth projects, thus limiting the need for new investment, especially for the Harsco Infrastructure Segment.  The Company has continued to grow in countries with increased demand through prudent redeployment of its existing equipment.

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

Cash Flow Summary

The Company’s cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized in the following table.

Summarized Cash Flow Information	Three Months Ended March 31
(In millions)	2011		2010
Net cash provided by (used in):
Operating activities	$13.1		$30.1
Investing activities	(55.9)		(52.9)
Financing activities	17.8		14.7
Effect of exchange rate changes on cash	2.0		(0.6)
Net change in cash and cash equivalents	$(22.9	)(a)	$(8.8	)(a)

(a)          Does not total due to rounding

Cash From Operating Activities — Net cash provided by operating activities in the first quarter of 2011 was $13.1 million, a decrease of $16.9 million from the first quarter of 2010.  The decrease reflected increased Notes and accounts receivable and Inventories related to increased business activity.  Also negatively impacting cash from operating activities were cash outflows of $10.3 million associated with the Fourth Quarter 2010 Harsco Infrastructure Program restructuring and $11.4 million for required international defined benefit pension plan payments that were not present in the first quarter of 2010.

Cash Used in Investing Activities — In the first quarter of 2011, cash used in investing activities totaled $55.9 million.  Capital investments totaled $67.3 million and increased $37.4 million compared with the first quarter of 2010.  Growth capital investment expenditures constituted 42% of investments made in the first quarter of 2011, and were predominantly in the Harsco Metals & Minerals Segment.  Throughout the remainder of 2011, the Company plans to continue to manage its balanced portfolio and consider opportunities to invest in value creation projects.  The Company intends to increase growth investments, including joint ventures in the Harsco Metals & Minerals Segment for the remainder of 2011 and beyond, as these businesses continue to expand globally.

Cash Used in Financing Activities — Net cash provided by financing activities in the first quarter of 2011 was $17.8 million, an increase of $3.1 million from the first quarter of 2010.  The increase was primarily due to higher outstanding commercial paper balances at the end of the quarter.  The following table summarizes the Company’s debt and capital positions at March 31, 2011 and December 31, 2010.

(Dollars in millions)	March 31 2011		December 31 2010
Notes payable and current maturities	$64.6		$35.2
Long-term debt	854.5		849.7
Total debt	919.2	(b)	884.9
Total equity	1,500.9		1,468.1
Total capital	$2,420.1		$2,353.0
Total debt to total capital (a)	38.0%		37.6%

(a)          Calculated as Total debt/Total capital

(b)         Does not total due to rounding

The Company’s debt as a percent of total capital increased slightly in the first quarter of 2011 due to higher outstanding commercial paper balances at the end of the quarter.

Debt Covenants

The Company’s credit facilities contain a covenant stipulating a maximum debt to capital ratio of 60%.  One credit facility also contains a covenant requiring a minimum net worth of $475 million and another limits the proportion of subsidiary consolidated indebtedness to 10% of consolidated tangible assets.  The Company’s 5.75% and 2.70% notes include covenants that permit the note holders to redeem their notes at 101% of par in the event of a change of control of the

Company or disposition of a significant portion of the Company’s assets in combination with the Company’s credit rating downgraded to non-investment grade.  At March 31, 2011, the Company was in compliance with these covenants with a debt to capital ratio of 38.0% and total net worth of $1.5 billion.  Based on balances at March 31, 2011, the Company could increase borrowings by approximately $1.3 billion and still be within its debt covenants.  Alternatively, keeping all other factors constant, the Company’s equity could decrease by approximately $0.9 billion and the Company would still be within its debt covenants.  The Company expects to continue to be compliant with these debt covenants one year from now.

Cash and Value-Based Management

The Company has various cash management systems throughout the world that centralize cash at various bank accounts where it is economically justifiable and legally permissible to do so.  These centralized cash balances are then redeployed to other operations to reduce short-term borrowings and to finance working capital needs or capital expenditures.  Due to the transitory nature of cash balances, they are normally invested in bank deposits that can be withdrawn at will or in very liquid short-term bank time deposits and government obligations.  The Company’s policy is to use banks located in the various countries in which the Company operates rated “A” or better, or if no such banks exist, to use the largest banks within those countries.  The Company monitors the creditworthiness of its banks and when appropriate will adjust its banking operations to reduce or eliminate exposure to less creditworthy banks.

The Company plans to continue with its strategy of targeted, prudent investing for strategic purposes for the foreseeable future, continuing to make more efficient use of existing investments.  The long-term goal of this strategy is to create stockholder value by improving the Company’s EVA®.  Under this program, the Company evaluates strategic investments based upon the investment’s economic profit.  EVA® equals after-tax operating profits less a charge for the use of the capital employed to create those profits.  Therefore, value is created when a project or initiative produces a return above the cost of capital.  In the first quarter of 2011, EVA® was higher compared with the first quarter of 2010 due to overall higher operating profits.

The Company currently expects to continue paying dividends to stockholders.  In February 2011, the Company paid its 243rd consecutive quarterly cash dividend.  In February 2011, the Company also declared its 244th consecutive quarterly cash dividend.

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

Recently Adopted and Recently Issued Accounting Standards

Information on recently adopted and recently issued accounting standards is included in Note 2, “Recently Adopted and Recently Issued Accounting Standards,” in Part I, Item 1, Financial Statements.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Part II, Item 1A, “Risk Factors,” for quantitative and qualitative disclosures about market risk.

ITEM 4.          CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures as of March 31, 2011.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.  There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the first quarter of 2011.

PART II — OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

Information on legal proceedings is included in Note 9, “Commitments and Contingencies,” in Part I, Item 1, Financial Statements.

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

For a full disclosure of risk factors that affect the Company, see the Company’s 2010 Annual Report on Form 10-K (Part I, Item 1A).

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)   There were no unregistered sales of equity securities during the period covered by the report.

(b)   Not applicable.

(c)   Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2011 – January 31, 2011	—	—	—	2,000,000
February 1, 2011 – February 28, 2011	—	—	—	2,000,000
March 1, 2011 – March 31, 2011	—	—	—	2,000,000
Total	—	—	—

The Company’s share repurchase program was extended by the Board of Directors in November 2010.  The repurchase program expires January 31, 2012.  At March 31, 2011, there are 2,000,000 authorized shares remaining in the program.  When and if appropriate, repurchases are made in open market transactions, depending on market conditions.  Repurchases may not be made and may be discontinued at any time.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        (REMOVED AND RESERVED)

ITEM 5.          OTHER INFORMATION

DIVIDEND INFORMATION

On February 22, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.205 per share, payable May 16, 2011, to stockholders of record as of April 14, 2011.

COMMON STOCK OPTION DISCLOSURE

Salvatore D. Fazzolari, the Company’s Chairman, President and CEO, holds options that were granted in January 2002 to purchase 48,000 shares of the Company’s common stock that will expire on January 20, 2012.  Mr. Fazzolari executed a 10(b)(5)(1) trading plan on February 25, 2011.  This plan established criteria for the exercise of such options prior to their expiration date.

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

101

The following financial statements from Harsco Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the Securities and Exchange Commission on May 5, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statements of Equity; (v) the Condensed Consolidated Statements of Comprehensive Income; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARSCO CORPORATION
(Registrant)

DATE	May 5, 2011	/S/ Stephen J. Schnoor
Stephen J. Schnoor
Senior Vice President,
Chief Financial Officer and Treasurer

(Principal Financial and Principal Accounting Officer)