Form 10-Q
period 2011-06-30
HARSCO CORP
filed 2011-08-03
CIK 45876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Non-accelerated filer  ☐  (Do not check if a smaller reporting company)                   Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐        NO  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2011
Common stock, par value $1.25 per share	80,712,711

HARSCO CORPORATION

FORM 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

HARSCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(In thousands, except per share amounts)	2011	2010	2011	2010
Revenues from continuing operations:
Service revenues	$723,516	$638,387	$1,377,043	$1,237,433
Product revenues	151,575	148,134	277,103	291,494
Total revenues	875,091	786,521	1,654,146	1,528,927

Costs and expenses from continuing operations:
Cost of services sold	572,216	501,287	1,098,194	987,919
Cost of products sold	94,997	89,228	179,438	182,029
Selling, general and administrative expenses	141,162	133,763	278,951	270,090
Research and development expenses	1,373	770	2,713	1,685
Other (income) expenses	910	(394)	1,381	(2,903)
Total costs and expenses	810,658	724,654	1,560,677	1,438,820

Operating income from continuing operations	64,433	61,867	93,469	90,107

Interest income	619	651	1,339	1,111
Interest expense	(12,644)	(15,411)	(24,579)	(31,530)

Income from continuing operations before income taxes and equity income	52,408	47,107	70,229	59,688
Income tax expense	(13,335)	(12,870)	(17,735)	(15,904)
Equity in income of unconsolidated entities, net	125	59	336	189
Income from continuing operations	39,198	34,296	52,830	43,973
Discontinued operations:
Loss on disposal of discontinued business	(744)	(4,626)	(2,072)	(4,788)
Income tax benefit related to discontinued business	286	1,791	789	2,204
Loss from discontinued operations	(458)	(2,835)	(1,283)	(2,584)
Net Income	38,740	31,461	51,547	41,389
Less: Net income attributable to noncontrolling interests	(1,013)	(1,798)	(2,389)	(3,692)
Net Income attributable to Harsco Corporation	$37,727	$29,663	$49,158	$37,697

Amounts attributable to Harsco Corporation common stockholders:
Income from continuing operations, net of tax	$38,185	$32,498	$50,441	$40,281
Loss from discontinued operations, net of tax	(458)	(2,835)	(1,283)	(2,584)
Net income attributable to Harsco Corporation common stockholders	$37,727	$29,663	$49,158	$37,697

Weighted-average shares of common stock outstanding	80,749	80,559	80,722	80,551
Basic earnings (loss) per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.47	$0.40	$0.62	$0.50
Discontinued operations	(0.01)	(0.04)	(0.02)	(0.03)
Basic earnings per share attributable to Harsco Corporation common stockholders	$0.47 (a)	$0.37 (a)	$0.61 (a)	$0.47

Diluted weighted-average shares of common stock outstanding	81,010	80,735	80,977	80,739
Diluted earnings (loss) per common share attributable to Harsco Corporation common stockholders:
Continuing operations	$0.47	$0.40	$0.62	$0.50
Discontinued operations	(0.01)	(0.04)	(0.02)	(0.03)
Diluted earnings per share attributable to Harsco Corporation common stockholders	$0.47 (a)	$0.37 (a)	$0.61 (a)	$0.47
Cash dividends declared per common share	$0.205	$0.205	$0.41	$0.41

(a)         Does not total due to rounding.

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)	June 30 2011	December 31 2010
ASSETS
Current assets:
Cash and cash equivalents	$95,295	$124,238
Trade accounts receivable, net	699,255	585,301
Other receivables	29,652	29,299
Inventories	295,520	271,617
Other current assets	112,432	144,491
Total current assets	1,232,154	1,154,946
Property, plant and equipment, net	1,439,796	1,366,973
Goodwill	711,872	690,787
Intangible assets, net	107,566	120,959
Other assets	128,658	135,555
Total assets	$3,620,046	$3,469,220
LIABILITIES
Current liabilities:
Short-term borrowings	$89,561	$31,197
Current maturities of long-term debt	3,471	4,011
Accounts payable	282,503	261,509
Accrued compensation	88,974	83,928
Income taxes payable	8,479	9,718
Dividends payable	16,542	16,505
Insurance liabilities	23,486	25,844
Advances on contracts	113,962	128,794
Other current liabilities	201,066	206,358
Total current liabilities	828,044	767,864
Long-term debt	855,490	849,724
Deferred income taxes	46,897	35,642
Insurance liabilities	63,095	62,202
Retirement plan liabilities	210,430	223,777
Other liabilities	66,975	61,866
Total liabilities	2,070,931	2,001,075
COMMITMENTS AND CONTINGENCIES

HARSCO CORPORATION STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock	139,773	139,514
Additional paid-in capital	145,363	141,298
Accumulated other comprehensive loss	(128,010)	(185,932)
Retained earnings	2,089,986	2,073,920
Treasury stock	(738,016)	(737,106)
Total Harsco Corporation stockholders’ equity	1,509,096	1,431,694
Noncontrolling interests	40,019	36,451
Total equity	1,549,115	1,468,145
Total liabilities and equity	$3,620,046	$3,469,220

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30
(In thousands)	2011	2010
Cash flows from operating activities:
Net income	$51,547	$41,389
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	137,631	139,918
Amortization	17,295	18,016
Equity in income of unconsolidated entities, net	(336)	(189)
Dividends or distributions from unconsolidated entities	160	176
Other, net	(3,992)	(14,337)
Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
Accounts receivable	(87,027)	(81,129)
Inventories	(14,507)	13,367
Accounts payable	9,382	16,771
Accrued interest payable	405	11,370
Accrued compensation	1,919	13,790
Harsco Infrastructure Segment Restructuring Program accrual	(11,146)	—
Other assets and liabilities	(34,466)	(33,492)

Net cash provided by operating activities	66,865	125,650

Cash flows from investing activities:
Purchases of property, plant and equipment	(166,876)	(74,590)
Proceeds from sales of assets	33,388	16,288
Purchases of businesses, net of cash acquired	—	(27,643)
Other investing activities	3,831	1,720

Net cash used by investing activities	(129,657)	(84,225)

Cash flows from financing activities:
Short-term borrowings, net	57,597	3,485
Current maturities and long-term debt:
Additions	166,924	180,890
Reductions	(162,460)	(177,117)
Cash dividends paid on common stock	(33,042)	(32,964)
Dividends paid to noncontrolling interests	(600)	(3,948)
Contributions of equity from noncontrolling interests	660	354
Common stock issued-options	1,330	437

Net cash provided (used) by financing activities	30,409	(28,863)

Effect of exchange rate changes on cash	3,440	(4,294)

Net increase (decrease) in cash and cash equivalents	(28,943)	8,268

Cash and cash equivalents at beginning of period	124,238	94,184

Cash and cash equivalents at end of period	$95,295	$102,452

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Harsco Corporation Stockholders’ Equity
					Accumulated Other
(In thousands, except share and per	Common Stock		Additional	Retained	Comprehensive	Noncontrolling
share amounts)	Issued	Treasury	Paid-in Capital	Earnings	Income (Loss)	Interests	Total
Beginning Balances, January 1, 2010	$139,234	$(735,016)	$137,746	$2,133,297	$(201,684)	$36,257	$1,509,834
Net income				37,697		3,692	41,389
Cash dividends declared:
Common @ $0.41 per share				(33,095)			(33,095)
Noncontrolling interests						(3,948)	(3,948)
Translation adjustments, net of deferred income taxes of $15,989					(97,941)	(1,151)	(99,092)
Cash flow hedging instrument adjustments, net of deferred income taxes of ($3,208)					9,486		9,486
Contributions of equity from noncontrolling interests						354	354
Pension liability adjustments, net of deferred income taxes of ($11,095)					25,486		25,486
Marketable securities unrealized gains, net of deferred income taxes of $2					(3)		(3)
Stock options exercised, 71,078 shares	88	(836)	1,374				626
Net issuance of stock — vesting of restricted stock units, 69,515 shares	136	(1,254)	(188)				(1,306)
Amortization of unearned compensation on restricted stock units, net of forfeitures			1,754				1,754
Balances, June 30, 2010	$139,458	$(737,106)	$140,686	$2,137,899	$(264,656)	$35,204	$1,451,485

	Harsco Corporation Stockholders’ Equity
					Accumulated Other
(In thousands, except share and per	Common Stock		Additional	Retained	Comprehensive	Noncontrolling
share amounts)	Issued	Treasury	Paid-in Capital	Earnings	Income (Loss)	Interests	Total
Beginning Balances, January 1, 2011	$139,514	$(737,106)	$141,298	$2,073,920	$(185,932)	$36,451	$1,468,145
Net income				49,158		2,389	51,547
Cash dividends declared:
Common @ $0.41 per share				(33,092)			(33,092)
Noncontrolling interests						(761)	(761)
Translation adjustments, net of deferred income taxes of $(7,473)					53,473	759	54,232
Cash flow hedging instrument adjustments, net of deferred income taxes of $(1,742)					6,688		6,688
Contributions of equity from noncontrolling interests						1,181	1,181
Pension liability adjustments, net of deferred income taxes of $947					(2,236)		(2,236)
Marketable securities unrealized gains, net of deferred income taxes of $2					(3)		(3)
Stock options exercised, 86,022 shares	108		1,206				1,314
Net issuance of stock — vesting of restricted stock units, 92,630 shares	151	(910)	985				226
Amortization of unearned portion of stock-based compensation, net of forfeitures			1,874				1,874
Balances, June 30, 2011	$139,773	$(738,016)	$145,363	$2,089,986	$(128,010)	$40,019	$1,549,115

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30
(In thousands)	2011	2010

Net income	$38,740	$31,461

Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes	19,420	(63,571)

Net gains on cash flow hedging instruments, net of deferred income taxes of $(225) and $(3,648) in 2011 and 2010, respectively	911	10,647

Reclassification adjustment for losses on cash flow hedging instruments included in net income, net of deferred income taxes of $(10) in 2010	—	15

Pension liability adjustments, net of deferred income taxes of $(1,158) and $(1,231) in 2011 and 2010, respectively	2,735	2,816

Unrealized loss on marketable securities, net of deferred income taxes of $2 and $6 in 2011 and 2010, respectively	(3)	(8)

Total other comprehensive income (loss)	23,063	(50,101)

Total comprehensive income (loss)	61,803	(18,640)

Less: Comprehensive income attributable to noncontrolling interests	(1,528)	(1,155)

Comprehensive income (loss) attributable to Harsco Corporation	$60,275	$(19,795)

	Six Months Ended June 30
(In thousands)	2011	2010

Net income	$51,547	$41,389

Other comprehensive income (loss):
Foreign currency translation adjustments, net of deferred income taxes	54,232	(99,092)

Net gains on cash flow hedging instruments, net of deferred income taxes of $(1,742) and $(3,198) in 2011 and 2010, respectively	6,688	9,471

Reclassification adjustment for losses on cash flow hedging instruments included in net income, net of deferred income taxes of $(10) in 2010	—	15

Pension liability adjustments, net of deferred income taxes of $947 and $(11,095) in 2011 and 2010, respectively	(2,236)	25,486

Unrealized loss on marketable securities, net of deferred income taxes of $2 and $1 in 2011 and 2010, respectively	(3)	(1)

Reclassification adjustment for gain on marketable securities, net of deferred income taxes of $1 in 2010	—	(2)

Total other comprehensive income (loss)	58,681	(64,123)

Total comprehensive income (loss)	110,228	(22,734)

Less: Comprehensive income attributable to noncontrolling interests	(3,148)	(2,541)

Comprehensive income (loss) attributable to Harsco Corporation	$107,080	$(25,275)

See accompanying notes to unaudited condensed consolidated financial statements.

HARSCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     Basis of Presentation

Harsco Corporation (the “Company”) has prepared these unaudited condensed consolidated financial statements based on Securities and Exchange Commission rules that permit reduced disclosure for interim periods.  In the opinion of management, all adjustments (all of which are of a normal recurring nature) that are necessary for a fair presentation are reflected in the unaudited condensed consolidated financial statements.  The December 31, 2010 Condensed Consolidated Balance Sheet information contained in this Form 10-Q was derived from the 2010 audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for an annual report.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Operating results and cash flows for the three and six months ended June 30, 2011 are not indicative of the results that may be expected for the year ending December 31, 2011.

2.     Recently Adopted and Recently Issued Accounting Standards

The following accounting standards have been adopted in 2011:

On January 1, 2011, the Company adopted Financial Accounting Standards Board (“FASB”) issued changes related to the accounting for revenue recognition when multiple-deliverable revenue arrangements are present.  The changes eliminated the residual method of revenue allocation and require revenue to be allocated using the relative selling price method.  This method requires a vendor to use its best estimate of selling price if neither vendor-specific objective evidence nor third-party evidence of selling price exists when evaluating multiple deliverable arrangements.  The adoption of these changes did not have a material impact on the Company’s consolidated financial statements.

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

The following accounting standards have been issued and become effective for the Company at various future dates:

In May 2011, the FASB issued changes related to fair value measurement and disclosure.  The changes are the result of convergence with International Financial Reporting Standards and relate to how to measure fair value and expand on existing disclosure requirements.  These changes become effective for the Company beginning January 1, 2012.  Management is currently evaluating the requirements of these changes but does not believe that the changes will have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued changes related to the presentation of comprehensive income.  The changes remove certain presentation options and require entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements.  There is no change to the items that are reported in other comprehensive income.  The changes become effective for the Company beginning January 1, 2012.  Other than the sequencing of financial statements, management has determined these changes will not have an impact on the Company’s consolidated financial statements.

3.     Acquisitions and Dispositions

Acquisitions

Certain of the Company’s acquisitions in prior years included contingent consideration features for which defined goals needed to be met by the acquired business in order for payment of the consideration.  Each quarter until settlement of these contingencies, the Company assessed the likelihood that an acquired business would achieve the goals and the resulting fair value of the contingency.  In accordance with accounting standards for business combinations, these adjustments were recognized in operating income in the Condensed Consolidated Statements of Income as a component of the Other (income) expenses line item.  The Company’s assessment of these performance goals resulted in the following reductions to previously recognized contingent consideration liabilities for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2011	2010	2011	2010
Reduction of contingent consideration liabilities	$—	$1,367	$3,966	$9,631

All contingent consideration liabilities have been settled and there was no recorded contingent consideration liability as of June 30, 2011.  The recorded contingent consideration liability was $3.9 million at December 31, 2010.

Dispositions - Assets Held-for-Sale

Throughout the past several years and in conjunction with the Fourth Quarter 2010 restructuring of the Harsco Infrastructure Segment, management approved the sale of certain long-lived assets throughout the Company’s operations.  At December 31, 2010, assets held-for-sale of $24.8 million were recorded in Other current assets in the Condensed Consolidated Balance Sheet and represented the fair market value less the estimated cost to sell the assets related to two lines of business in the Harsco Infrastructure Segment.  In June 2011, the Company sold these two lines of business and realized a gain of $0.9 million in operating income in the Condensed Consolidated Statements of Income as a component of Other (income) expenses.  At June 30, 2011, the Company had $0.6 million of assets held-for-sale recorded in Other current assets in the Condensed Consolidated Balance Sheet.

4.   Accounts Receivable and Inventories

Accounts receivable consist of the following:

	Accounts Receivable
(In thousands)	June 30 2011	December 31 2010
Trade accounts receivable	$717,891	$605,584
Less: Allowance for doubtful accounts	(18,636)	(20,283)
Trade accounts receivable, net	$699,255	$585,301

Other receivables (a)	$29,652	$29,299

(a)          Other receivables include insurance claim receivables, employee receivables, tax claim receivables and other miscellaneous receivables not included in Trade accounts receivable, net.

The provision for doubtful accounts related to trade accounts receivable was $1.6 million and $2.4 million for the three months ended June 30, 2011 and 2010, respectively.  The provision for doubtful accounts related to trade accounts receivable was $3.7 million and $4.7 million for the six months ended June 30, 2011 and 2010, respectively.

Inventories consist of the following:

	Inventories
(In thousands)	June 30 2011	December 31 2010
Finished goods	$126,314	$124,771
Work-in-process	32,921	28,266
Raw materials and purchased parts	94,859	79,420
Stores and supplies	41,426	39,160
Inventories	$295,520	$271,617

5.     Property, Plant and Equipment

Property, plant and equipment consists of the following:

	Property, Plant and Equipment
(In thousands)	June 30 2011	December 31 2010
Land	$29,078	$29,456
Land improvements	18,993	18,141
Buildings and improvements	201,311	196,777
Machinery and equipment	3,201,469	3,045,335
Uncompleted construction	95,541	74,873
Gross property, plant and equipment	3,546,392	3,364,582
Less: Accumulated depreciation	(2,106,596)	(1,997,609)
Property, plant and equipment, net	$1,439,796	$1,366,973

6.     Goodwill and Other Intangible Assets

The following table reflects the changes in carrying amounts of goodwill by segment (there is no goodwill associated with the Harsco Industrial Segment) for the six months ended June 30, 2011:

Goodwill by Segment

(In thousands)	Harsco Metals & Minerals Segment	Harsco Infrastructure Segment	Harsco Rail Segment	Consolidated Totals
Balance at December 31, 2010	$418,276	$263,212	$9,299	$690,787
Changes to Goodwill	—	(113)	11	(102)
Foreign currency translation	10,703	10,484	—	21,187
Balance at June 30, 2011	$428,979	$273,583	$9,310	$711,872

The Company determined that as of June 30, 2011, no interim goodwill impairment testing was necessary.  The Company’s annual goodwill impairment testing will be completed during the fourth quarter of 2011.  There can be no assurance that goodwill impairment testing will not result in a charge to earnings.  Should the Company experience a further degradation in the overall markets served by the Harsco Infrastructure Segment, impairment losses for assets associated with this segment may be required.  Any necessary impairment could result in the write down of the carrying value of goodwill to its implied fair value.

Intangible Assets by Category

	June 30, 2011		December 31, 2010
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer related	$188,452	$112,046	$184,864	$98,104
Non-compete agreements	1,402	1,335	1,386	1,317
Patents	7,099	5,096	6,976	4,868
Technology related	30,229	13,512	29,821	11,863
Trade names	19,086	6,973	18,635	5,188
Other	8,198	7,938	8,095	7,478
Total	$254,466	$146,900	$249,777	$128,818

Amortization expense for intangible assets was $7.9 million and $15.8 million for the three and six months ended June 30, 2011, respectively.  Amortization expense for intangible assets was $8.2 million and $16.6 million for the three and six months ended June 30, 2010, respectively.  The following table shows the estimated amortization expense for the next five fiscal years based on current intangible assets.  These estimated amortization expense amounts do not reflect the potential effect of future foreign currency exchange rate fluctuations.

(In thousands)	2011	2012	2013	2014	2015
Estimated amortization expense	$31,000	$17,000	$15,000	$13,000	$8,000

7.     Employee Benefit Plans

	Three Months Ended June 30
Defined Benefit Net Periodic Pension Cost	U. S. Plans		International Plans
(In thousands)	2011	2010	2011	2010
Defined benefit plans:
Service cost	$391	$520	$1,144	$970
Interest cost	3,381	3,512	12,320	11,383
Expected return on plan assets	(4,138)	(4,158)	(13,715)	(11,045)
Recognized prior service costs	62	85	110	87
Recognized losses	749	652	2,849	2,885
Amortization of transition liability	—	—	15	13
Settlement loss	—	—	—	17
Defined benefit plans net periodic pension cost	$445	$611	$2,723	$4,310

	Six Months Ended June 30
Defined Benefit Net Periodic Pension Cost	U. S. Plans		International Plans
(In thousands)	2011	2010	2011	2010
Defined benefit plans:
Service cost	$783	$1,040	$2,239	$1,991
Interest cost	6,770	7,022	24,303	23,204
Expected return on plan assets	(8,285)	(8,317)	(26,248)	(22,491)
Recognized prior service costs	124	170	213	179
Recognized losses	1,499	1,304	5,627	5,873
Amortization of transition liability	—	—	29	26
Settlement loss	—	—	30	33
Defined benefit plans net periodic pension cost	$891	$1,219	$6,193	$8,815

For the three months ended June 30, 2011, the Company contributed $0.6 million and $4.0 million for the U.S. and international defined benefit pension plans, respectively.  For the six months ended June 30, 2011, the Company contributed $1.0 million and $20.9 million for the U.S. and international defined benefit pension plans, respectively.  The Company currently anticipates contributing an additional $2.0 million and $8.5 million for the U.S. and international defined benefit pension plans, respectively, during the remainder of 2011.

For the three months ended June 30, 2011, the Company’s contributions to multi-employer and defined contribution pension plans were $8.2 million and $3.2 million, respectively.  For the six months ended June 30, 2011, the Company’s contributions to multi-employer and defined contribution pension plans were $14.1 million and $5.8 million, respectively.

8.     Income Taxes

Income tax expense from continuing operations increased primarily due to higher earnings from continuing operations for the three and six months ended June 30, 2011 compared with the three and six months ended June 30, 2010.  The effective income tax rate related to continuing operations for the three and six months ended June 30, 2011 was 25.4% and 25.3%, respectively.  The effective income tax rate related to continuing operations for the three and six months ended June 30, 2010 was 27.3% and 26.6%, respectively.  The effective income tax rate decreased primarily due to the recognition of income tax benefits from the expiration of the statutes of limitations for uncertain tax positions in certain jurisdictions.

An income tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on technical merits.  The unrecognized income tax benefit at June 30, 2011 was $52.3 million including interest and penalties.  Within the next twelve months, it is reasonably possible that up to $11.2 million of such amount will be recognized upon settlement of tax examinations and the expiration of various statutes of limitations.

9.     Commitments and Contingencies

Environmental

The Company is involved in a number of environmental remediation investigations and cleanups and, along with other companies, has been identified as a “potentially responsible party” for certain waste disposal sites.  While each of these matters is subject to various uncertainties, it is probable that the Company will agree to make payments toward funding certain of these activities and it is possible that some of these matters will be decided unfavorably to the Company.  The Company has evaluated its potential liability, and its financial exposure is dependent upon such factors as the continuing evolution of environmental laws and regulatory requirements, the availability and application of technology, the allocation of cost among potentially responsible parties, the years of remedial activity required and the remediation methods selected.  The Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010 include accruals in Other current liabilities of $2.1 million and $4.2 million, respectively, for environmental matters.  The amounts charged against pre-tax income related to environmental matters totaled $0.6 million and $0.8 million for the three and six months ended June 30, 2011, respectively.  The amounts charged against pre-tax income related to environmental matters totaled $0.4 million and $0.7 million for the three and six months ended June 30, 2010, respectively.

In December 2010, the United States Environmental Protection Agency (the “EPA”) issued a Notice of Violation in connection with the Warren, Ohio site of the Company’s Harsco Metals & Minerals Segment.  The EPA and the Company entered into negotiations to settle this matter and have agreed on a penalty of $154,000.  The penalty includes the funding of a voluntary supplemental environmental project (“SEP”) in the Warren, Ohio area.

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

Gas Technologies Divestiture

In November 2009, Taylor-Wharton International (“TWI”), the purchaser of the Company’s Gas Technologies business, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.  As part of its filing, TWI filed a motion to reject certain executory contracts, including the parties’ Asset and Stock Purchase Agreement dated at December 7, 2007 (the “ASPA”).  In May and June 2010, the bankruptcy court entered orders confirming TWI’s plan of reorganization and approving TWI’s rejection of certain executory contracts, including the ASPA.  On June 15, 2010, the reorganized TWI emerged from bankruptcy.  On August 23, 2010, TWI commenced an adversary proceeding against the Company and certain third party tort plaintiffs in the Bankruptcy Court seeking an order declaring that the rejection order excuses TWI’s contractual assumption of the assumed liabilities.  On November 23, 2010, the Bankruptcy Court issued an opinion and entered an order granting the Company’s motion to dismiss and holding that TWI’s assumption of certain assumed liabilities was not rejected during the bankruptcy.  On February 8, 2011, TWI, the Company and certain insurers reached a settlement regarding these matters, the terms of which are confidential.

The Company recorded a pre-tax charge of $5.0 million in 2010 related to potential and contingent third party tort claims and this charge was recorded in Loss on disposal of discontinued business.  The Company believes at this time that sufficient coverage for claims relating to these matters exists, both as a result of the settlement and as a result of established reserves.  Claims are inherently uncertain and, as a result, potential claims could be resolved at an amount significantly above the amount recorded.

Value-Added and Service Tax Disputes

The Company is involved in a number of tax disputes with federal, state and municipal tax authorities in Brazil.  These disputes are at various stages of the legal process, including the administrative review phase and the collection action phase, and include assessments of fixed amounts of principal and penalties, plus interest charges that increase at statutorily determined amounts per month and are assessed on the aggregate amount of the principal and penalties.  In addition, the losing party at the collection action or court appeals phase could be subject to a charge to cover statutorily mandated legal fees, which are generally calculated as a percentage of the total assessed amounts due, inclusive of penalty and interest.  A large number of the claims relate to value-added (“ICMS”) and services (“ISS”) tax disputes, and the largest proportion of the assessed amounts relate to ICMS claims filed by the State Revenue Authorities from the State of São Paulo, Brazil (the “SPRA”), encompassing the period from January 2002 to May 2005.

In October 2009, the Company received notification of the SPRA’s final administrative decision regarding the levying of ICMS in the State of São Paulo in relation to services provided to a customer in the State between January 2004 and May 2005.  As of June 30, 2011, the principal amount of the tax assessment from the SPRA with regard to this case is approximately $4 million, with penalty, interest and fees assessed to date increasing such amount by an additional $31 million.  All such amounts include the effect of foreign currency translation.  The increase in such aggregate amount since the Company’s last Quarterly Report filed on Form 10-Q is due primarily to an increase in the assessed interest and statutorily mandated legal fees.

The second major ICMS tax case involving the SPRA refers to the tax period from January 2002 to December 2003, and is still pending at the administrative phase, where the aggregate amount assessed by the tax authorities in August 2005 was $16 million (the amounts with regard to this claim are valued as of the date of the assessment since it has not yet reached the collection phase), comprised of a principal amount of approximately $4 million, with penalty and interest assessed through that date increasing such amount by an additional $12 million.  All such amounts include the effect of foreign currency translation.

The Company continues to believe that it is not probable it will incur a loss for these assessments by the SPRA and continues to believe that sufficient coverage for these claims exists as a result of the Company’s customer’s indemnification obligations and such customer’s pledge of assets in connection with the October 2009 notice, as required by Brazilian procedure.  The Company intends to continue its practice of vigorously defending itself against these claims under various alternatives, including judicial appeal.  The Company will continue to evaluate its potential liability with regard to these claims on a quarterly basis; however, it is not possible to predict the ultimate outcome of the SPRA and other tax-related disputes in Brazil.

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

At June 30, 2011, there are 19,212 pending asbestos personal injury claims filed against the Company.  Of these cases, 18,720 are pending in the New York Supreme Court for New York County in New York State.  The other claims, totaling 492, are filed in various counties in a number of state courts, and in certain Federal District Courts (including New York), and those complaints generally assert lesser amounts of damages than the New York State court cases or do not state any amount claimed.

As of June 30, 2011, the Company has obtained dismissal by stipulation, or summary judgment prior to trial, in 25,461 cases.

In view of the persistence of asbestos litigation nationwide, the Company expects to continue to receive additional claims.  However, there have been developments during the past several years, both by certain state legislatures and by certain state courts, which could favorably affect the Company’s ability to defend these asbestos claims in those jurisdictions.  These developments include procedural changes, docketing changes, proof of damage requirements and other changes that require plaintiffs to follow specific procedures in bringing their claims and to show proof of damages before they can proceed with their claim.  An example is the action taken by the New York Supreme Court (a trial court), which is responsible for managing all asbestos cases pending within New York County in the State of New York.  This Court issued an order in December 2002 that created a Deferred or Inactive Docket for all pending and future asbestos claims filed by plaintiffs who cannot demonstrate that they have a malignant condition or discernable physical impairment, and an Active or In Extremis Docket for plaintiffs who are able to show such medical condition.  As a result of this order, the majority of the asbestos cases filed against the Company in New York County have been moved to the Inactive Docket until such time as the plaintiffs can show that they have incurred a physical impairment.  At June 30, 2011, the Company has been listed as a defendant in 1,056 Active or In Extremis asbestos cases in New York County.  The Court’s Order has been challenged by plaintiffs.

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

The Company is subject to various other claims and legal proceedings covering a wide range of matters that arose in the ordinary course of business.  In the opinion of management, all such matters are adequately covered by insurance or by established reserves, and if not so covered, are without merit or are of such kind, or involve such amounts, as would not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Insurance liabilities are recorded when it is probable that a liability has been incurred for a particular event and the amount of loss associated with the event can be reasonably estimated.  Insurance reserves have been estimated based primarily upon actuarial calculations and reflect the undiscounted estimated liabilities for ultimate losses including claims incurred but not reported.  Inherent in these estimates are assumptions that are based on the Company’s history of claims and losses, a detailed analysis of existing claims with respect to potential value, and current legal and legislative trends.  If actual claims differ from those projected by management, changes (either increases or decreases) to insurance reserves may be required and would be recorded through income in the period the change was determined.  When a recognized liability is covered by third-party insurance, the Company records an insurance claim receivable to reflect the covered liability.  Insurance claim receivables are included in Other receivables in the Company’s Condensed Consolidated Balance Sheets.  See Note 1, “Summary of Significant Accounting Policies,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for additional information on Accrued Insurance and Loss Reserves.

10.  Reconciliation of Basic and Diluted Shares

	Three Months Ended		Six Months Ended
	June 30		June 30
(In thousands, except per share amounts)	2011	2010	2011	2010
Income from continuing operations attributable to Harsco Corporation common stockholders	$38,185	$32,498	$50,441	$40,281

Weighted-average shares of common stock outstanding - basic	80,749	80,559	80,722	80,551
Dilutive effect of stock-based compensation	261	176	255	188
Weighted-average shares of common stock outstanding - diluted	81,010	80,735	80,977	80,739

Earnings from continuing operations per common share, attributable to Harsco Corporation common stockholders:

Basic	$0.47	$0.40	$0.62	$0.50

Diluted	$0.47	$0.40	$0.62	$0.50

At June 30, 2011, all outstanding stock-based compensation units were included in the three and six month computation of diluted earnings per share.  At June 30, 2010, there were 500 and 18,310 restricted stock units outstanding that were not included in the three and six month computation of diluted earnings per share, respectively, because the effect was antidilutive.

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

All derivative instruments are recorded on the balance sheet at fair value.  Changes in the fair value of derivatives used to hedge foreign-currency-denominated balance sheet items are reported directly in earnings along with offsetting transaction gains and losses on the items being hedged.  Derivatives used to hedge forecasted cash flows associated with foreign currency commitments or forecasted commodity purchases may be accounted for as cash flow hedges, as deemed appropriate and if the criteria for hedge accounting are met.  Gains and losses on derivatives designated as cash flow hedges are deferred as a separate component of equity and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions.  Generally, at June 30, 2011, these deferred gains and losses relate to foreign currency commitments and will be reclassified to earnings over 10 to 15 years from the balance sheet date.  The ineffective portion of all hedges, if any, is recognized currently in earnings.

The fair value of outstanding derivative contracts recorded as assets and liabilities in the Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010 was as follows:

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
June 30, 2011
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$—	Other current liabilities	$140
Cross-currency interest rate swaps	Other assets	19,923	Other liabilities	6,358
Total derivatives designated as hedging instruments		$19,923		$6,498

Derivates not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$961	Other current liabilities	$812

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
December 31, 2010
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$—	Other current liabilities	$29
Cross-currency interest rate swaps	Other assets	31,803	Other liabilities	3,831
Total derivatives designated as hedging instruments		$31,803		$3,860

Derivates not designated as hedging instruments:
Foreign currency forward exchange contracts	Other current assets	$2,787	Other current liabilities	$1,042

The effect of derivative instruments on the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2011 and 2010 was as follows:

Derivatives Designated as Hedging Instruments

(In thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative - Effective Portion	Location of Gain (Loss) Reclassified from Accumulated OCI into Income - Effective Portion	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income - Effective Portion	Location of Gain (Loss) Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing
For the three months ended June 30, 2011:
Foreign currency forward exchange contracts	$(172)		$—		$—
Cross-currency interest rate swaps	1,308		—	Cost of services and products sold	(4,676	)(a)
	$1,136		$—		$(4,676)

For the three months ended June 30, 2010:
Foreign currency forward exchange contracts	$1		$—		$—
Commodity contracts	(33)	Cost of services and products sold	(24)	Cost of services and products sold	(20)
Cross-currency interest rate swap	14,327		—	Cost of services and products sold	19,607	(a)
	$14,295		$(24)		$19,587

(a)   These gains (losses) offset foreign currency fluctuation effects on the debt principal.

Derivatives Designated as Hedging Instruments

(In thousands)	Amount of Gain (Loss) Recognized in Other Comprehensive Income (“OCI”) on Derivative - Effective Portion	Location of Gain (Loss) Reclassified from Accumulated OCI into Income - Effective Portion	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income - Effective Portion	Location of Gain (Loss) Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain (Loss) Recognized in Income on Derivative - Ineffective Portion and Amount Excluded from Effectiveness Testing
For the six months ended June 30, 2011:
Foreign currency forward exchange contracts	$(699)		$—		$—
Cross-currency interest rate swaps	9,129		—	Cost of services and products sold	(23,457	)(a)
	$8,430		$—		$(23,457)

For the six months ended June 30, 2010:
Foreign currency forward exchange contracts	$140		$—		$—
Commodity contracts	(33)	Cost of services and products sold	(24)	Cost of services and products sold	(20)
Cross-currency interest rate swap	12,562		—	Cost of services and products sold	34,111	(a)
	$12,669		$(24)		$34,091

(a)   These gains (losses) offset foreign currency fluctuation effects on the debt principal.

Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in	Amount of Gain (Loss) Recognized in Income on Derivative for the Three Months Ended June 30 (a)
(In thousands)	Income on Derivative	2011	2010
Foreign currency forward exchange contracts	Cost of services and products sold	$(1,956)	$5,406

(a) These gains (losses) offset amounts recognized in cost of service and products sold principally as a result of intercompany or third party foreign currency exposures.

Derivatives Not Designated as Hedging Instruments

	Location of Gain (Loss) Recognized in	Amount of Gain (Loss) Recognized in Income on Derivative for the Six Months Ended June 30 (a)
(In thousands)	Income on Derivative	2011	2010
Foreign currency forward exchange contracts	Cost of services and products sold	$(7,077)	$8,087

(a) These gains (losses) offset amounts recognized in cost of service and products sold principally as a result of intercompany or third party foreign currency exposures.

Foreign Currency Forward Exchange Contracts

The Company conducts business in multiple currencies and, accordingly, is subject to the inherent risks associated with foreign exchange rate movements.  The financial position and results of operations of substantially all of the Company’s foreign subsidiaries are measured using the local currency as the functional currency.  Foreign currency-denominated assets and liabilities are translated into U.S. dollars at the exchange rates existing at the respective balance sheet dates, and income and expense items are translated at the average exchange rates during the respective periods.  The aggregate effects of translating the balance sheets of these subsidiaries are deferred and recorded in Accumulated other comprehensive loss or income, which is a separate component of stockholders’ equity.

The Company uses derivative instruments to hedge cash flows related to foreign currency fluctuations.  At June 30, 2011 and December 31, 2010, the Company had $228.9 million and $214.2 million of contracted amounts, respectively, of foreign currency forward exchange contracts outstanding.  These contracts are part of a worldwide program to minimize foreign currency exchange-related operating income and balance sheet exposure by offsetting foreign currency exposures of certain future payments between the Company and its various subsidiaries, vendors or customers.  The unsecured contracts outstanding at June 30, 2011 mature at various times within six months and are with major financial institutions.  The Company may be exposed to credit loss in the event of non-performance by the contract counterparties.  The Company evaluates the creditworthiness of the counterparties and does not expect default by them.  Foreign currency forward exchange contracts are used to hedge commitments, such as foreign currency debt, firm purchase commitments and foreign currency cash flows for certain export sales transactions.

The following tables summarize, by major currency, the contractual amounts of the Company’s foreign currency forward exchange contracts in U.S. dollars at June 30, 2011 and December 31, 2010.  The “Buy” amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the “Sell” amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies.  The recognized gains and losses offset amounts recognized in cost of services and products sold principally as a result of intercompany or third party foreign currency exposures.

June 30, 2011

(In thousands)	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
British pounds sterling	Sell	$35,501	July 2011 through September 2011	$180
British pounds sterling	Buy	2,240	July 2011 through August 2011	(37)
Euros	Sell	109,658	July 2011 through December 2011	122
Euros	Buy	72,485	July 2011 through August 2011	(174)
Other currencies	Sell	3,111	July 2011 through November 2011	(80)
Other currencies	Buy	5,937	July 2011	(2)
Total		$228,932		$9

December 31, 2010

(In thousands)	Type	U.S. Dollar Equivalent	Maturity	Recognized Gain (Loss)
British pounds sterling	Sell	$54,479	January 2011 through May 2011	$1,806
British pounds sterling	Buy	208	January 2011 through May 2011	(2)
Euros	Sell	93,831	January 2011 through February 2011	(104)
Euros	Buy	44,571	January 2011 through February 2011	(338)
Other currencies	Sell	5,314	January 2011 through November 2011	(86)
Other currencies	Buy	15,748	January 2011	441
Total		$214,151		$1,717

In addition to foreign currency forward exchange contracts, the Company designates certain loans as hedges of net investments in foreign subsidiaries.  The Company recorded pre-tax net losses of $2.3 million and $9.2 million during the three and six months ended June 30, 2011, respectively, and pre-tax net losses of $32.8 million and $52.1 million during the three and six months ended June 30, 2010, respectively, into Accumulated other comprehensive loss, which is a separate component of stockholders’ equity.

Cross-Currency Interest Rate Swaps

The Company uses cross-currency interest rate swaps in conjunction with certain debt issuances in order to secure a fixed local currency interest rate.  Under these cross-currency interest rate swaps, the Company receives interest based on a fixed or floating U.S. dollar rate and pays interest on a fixed local currency rate based on the contractual amounts in dollars and the local currency, respectively.  The cross-currency interest rate swaps are recorded in the Condensed Consolidated Balance Sheets at fair value, with changes in value attributed to the effect of the swaps’ interest spread recorded in Accumulated other comprehensive loss, which is a separate component of equity.  Changes in value attributed to the effect of foreign currency fluctuations are recorded in the income statement and offset currency fluctuation effects on the debt principal.

Cross-Currency Interest Rate Swaps

	Contractual	Interest Rates
(In thousands)	Amount	Receive	Pay
Maturing 2018	$250,000	Fixed U.S. dollar rate	Fixed euro rate
Maturing 2020	220,000	Fixed U.S. dollar rate	Fixed British pound sterling rate
Maturing 2013	1,800	Floating U.S. dollar rate	Fixed Rupee rate

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

The following table indicates the different financial instruments of the Company at June 30, 2011 and December 31, 2010:

Level 2 Fair Value Measurements

(In thousands)	June 30 2011	December 31 2010
Assets
Foreign currency forward exchange contracts	$961	$2,787
Cross-currency interest rate swaps	19,923	31,803

Liabilities
Foreign currency forward exchange contracts	952	1,071
Cross-currency interest rate swaps	6,358	3,831

Level 3 Fair Value Measurements

(In thousands)	June 30 2011	December 31 2010

Liabilities
Contingent consideration for acquisitions	$—	$3,872

The following table reconciles the beginning and ending balances for liabilities measured on a recurring basis using unobservable inputs (Level 3) for the three and six months ended June 30:

Level 3 Liabilities - Contingent Consideration

	For the Three Months Ended June 30		For the Six Months Ended June 30
(In thousands)	2011	2010	2011	2010
Balance at beginning of period	$—	$5,772	$3,872	$9,735
Acquisitions during the period	—	—	—	4,618
Fair value adjustments included in earnings	—	(1,367)	(3,966)	(9,631)
Effect of exchange rate changes	—	(311)	94	(628)
Balance at end of period	$—	$4,094	$—	$4,094

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term borrowings approximate fair value due to the short-term maturities of these assets and liabilities.  At June 30, 2011 and December 31, 2010, the total fair value of long-term debt, including current maturities, was $924.4 million and $905.0 million, respectively, compared to carrying value of $859.0 million and $853.7 million, respectively.  Fair values for debt are based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

12.  Review of Operations by Segment

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2011	2010	2011	2010
Revenues From Continuing Operations
Harsco Metals & Minerals	$423,789	$376,188	$815,526	$720,450
Harsco Infrastructure	298,334	262,653	559,901	513,282
Harsco Rail	77,945	86,327	140,547	181,729
Harsco Industrial	75,023	61,313	138,172	113,366
Corporate	—	40	—	100
Total Revenues From Continuing Operations	$875,091	$786,521	$1,654,146	$1,528,927

Operating Income (Loss) From Continuing Operations
Harsco Metals & Minerals	$35,252	$40,702	$63,857	$59,986
Harsco Infrastructure	(5,088)	(13,551)	(22,579)	(32,823)
Harsco Rail	22,520	21,614	30,643	42,029
Harsco Industrial	13,044	13,716	23,718	22,094
Corporate	(1,295)	(614)	(2,170)	(1,179)
Total Operating Income (Loss) From Continuing Operations	$64,433	$61,867	$93,469	$90,107

Reconciliation of Segment Operating Income to Consolidated Income From Continuing Operations Before Income Taxes and Equity Income

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2011	2010	2011	2010

Segment Operating Income	$65,728	$62,481	$95,639	$91,286
General Corporate	(1,295)	(614)	(2,170)	(1,179)
Operating income from continuing operations	64,433	61,867	93,469	90,107
Interest income	619	651	1,339	1,111
Interest expense	(12,644)	(15,411)	(24,579)	(31,530)
Income from continuing operations before income taxes and equity income	$52,408	$47,107	$70,229	$59,688

13.  Other (Income) Expenses

This income statement classification includes restructuring costs for employee termination benefits and costs to exit activities; impaired asset write-downs; net gains or losses on the disposal of non-core assets; and business combination accounting adjustments for contingent consideration related to acquisitions by the Company.

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2011	2010	2011	2010
Restructuring costs	$2,422	$3,080	$7,258	$12,405
Net gains from sale of non-core assets	(1,758)	(2,177)	(2,814)	(5,854)
Contingent consideration adjustments	—	(1,367)	(3,966)	(9,631)
Other	246	70	903	177
Other (income) expenses	$910	$(394)	$1,381	$(2,903)

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

At June 30, 2011, the Company had completed workforce reductions of 429 employees of a total expected workforce reduction of 494 employees.  The remaining workforce reductions and exit activities are targeted for completion during the remainder of 2011.

The restructuring accrual for the Fourth Quarter 2010 Harsco Infrastructure Program at June 30, 2011 and the activity for the six months then ended are as follows:

(In thousands)	Accrual December 31 2010	Adjustments to Previously Recorded Restructuring Charges (a)	Cash Expenditures	Foreign Currency Translation	Remaining Accrual June 30 2011
Harsco Infrastructure Segment
Employee termination benefit costs	$9,254	$(1,039)	$(5,678)	$403	$2,940
Cost to exit activities	21,449	1,365	(8,818)	335	14,331
Other	97	—	(90)	—	7
Total	$30,800	$326	$(14,586)	$738	$17,278

(a)         Adjustments to previously recorded restructuring charges resulted from changes in facts and circumstances in the implementation of these activities as well as the timing of additional expenses recognized under U.S. GAAP.

The majority of the remaining cash expenditures of $17.3 million related to these actions are expected to be paid throughout 2011 and 2012.

Prior Restructuring Programs

The Company implemented other actions throughout 2010 to further reduce its cost structure and close certain facilities as a result of the continued financial and economic downturn.  These actions were in addition to the Fourth Quarter 2010 Harsco Infrastructure Program, which is described above.  Through June 30, 2011, the Company had completed all workforce reductions related to these actions of 249 employees for the Harsco Infrastructure Segment; and reductions of 83 employees of a total expected workforce reduction of 242 employees for the Harsco Metals & Minerals Segment.  Remaining workforce reductions and costs to exit activities are targeted for substantial completion during the remainder of 2011.

The restructuring accrual for the previous restructuring programs at June 30, 2011 and the activity for the six months then ended are as follows:

(In thousands)	Accrual December 31 2010	Adjustments to Previously Recorded Restructuring Charges (a)	Cash Expenditures	Foreign Currency Translation	Remaining Accrual June 30 2011
Harsco Infrastructure Segment
Employee termination benefit costs	$905	$(335)	$(571)	$27	$26
Cost to exit activities	413	(20)	(364)	14	43
Total Harsco Infrastructure Segment	1,318	(355)	(935)	41	69

Harsco Metals & Minerals Segment
Employee termination benefit costs	2,109	(88)	(623)	8	1,406
Cost to exit activities	864	—	(99)	29	794
Total Harsco Metals & Minerals Segment	2,973	(88)	(722)	37	2,200
Total	$4,291	$(443)	$(1,657)	$78	$2,269

(a)         Adjustments to previously recorded restructuring charges resulted from changes in facts and circumstances in the implementation of these activities as well as the timing of additional expenses recognized under U.S. GAAP.

The majority of the remaining cash expenditures of $2.3 million related to these actions are expected to be paid throughout 2011.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as well as the Company’s audited consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which includes additional information about the Company’s critical accounting policies, contractual obligations, practices and the transactions that support the financial results, and provides a more comprehensive summary of the Company’s outlook, trends and strategies for 2011 and beyond.

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

Factors that could cause actual results to differ, perhaps materially, from those implied by the forward looking statements include, but are not limited to:  (1) changes in the worldwide business environment in which the Company operates, including general economic conditions; (2) changes in currency exchange rates, interest rates, commodity and fuel costs and capital costs; (3) changes in the performance of stock and bond markets that could affect, among other things, the valuation of the assets in the Company’s pension plans and the accounting for pension assets, liabilities and expenses; (4) changes in governmental laws and regulations, including environmental, tax and import tariff standards; (5) market and competitive changes, including pricing pressures, market demand and acceptance for new products, services and technologies; (6) unforeseen business disruptions in one or more of the many countries in which the Company operates due to political instability, civil disobedience, armed hostilities, public health issues or other calamities; (7) the seasonal nature of the business; (8) the Company’s ability to successfully enter into new contracts and complete new acquisitions or joint ventures in the timeframe contemplated or at all; (9) the integration of the Company’s strategic acquisitions; (10) the amount and timing of repurchases of the Company’s common stock, if any; (11) the recent global financial and credit crisis and economic conditions generally, which could result in the Company’s customers curtailing development projects, construction, production and capital expenditures, which, in turn, could reduce the demand for the Company’s products and services and, accordingly, the Company’s sales, margins and profitability; (12) the outcome of any disputes with customers; (13) the financial condition of the Company’s customers, including the ability of customers (especially those that may be highly leveraged and those with inadequate liquidity) to maintain their credit availability; (14) the Company’s ability to successfully implement and receive the expected benefits of cost-reduction and restructuring initiatives, including the achievement of expected cost savings in the expected time frame; and (15) other risk factors listed from time to time in the Company’s SEC reports.  A further discussion of these, along with other potential factors, can be found in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K, for the year ended December 31, 2010.  The Company cautions that these factors may not be exhaustive and that many of these factors are beyond the Company’s ability to control or predict.  Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.  The Company undertakes no duty to update forward-looking statements except as may be required by law.

Executive Overview

Revenues for the Company during the second quarter of 2011 were $875.1 million compared with $786.5 million in the second quarter of 2010.  Foreign currency translation increased revenues by $61.8 million for the second quarter of 2011 in comparison with the second quarter of 2010.  The Company generated higher revenues in the second quarter of 2011 in the Harsco Metals & Minerals Segment due to increased customer steel production and in the Harsco Industrial Segment due to increased demand.  These increases were partially offset by the timing of shipments within the Harsco Rail Segment, while business activity in the Harsco Infrastructure Segment remained stable.

	Three Months Ended			Percentage Change
	June 30			from 2010 to 2011
Revenues by Segment				Price/
(Dollars in millions)	2011	2010	Change	Volume	Currency	Total
Harsco Metals & Minerals	$423.8	$376.2	$47.6	3.5%	9.2%	12.7%
Harsco Infrastructure	298.3	262.7	35.6	3.8	9.8	13.6
Harsco Rail	77.9	86.3	(8.4)	(11.4)	1.7	(9.7)
Harsco Industrial	75.0	61.3	13.7	21.9	0.5	22.4
Total Revenues	$875.1	$786.5	$88.6	3.4%	7.9%	11.3%

Revenues for the Company during the first half of 2011 were $1.7 billion compared with $1.5 billion in the first half of 2010.  Foreign currency translation increased revenues by $80.3 million for the first half of 2011 in comparison with the first half of 2010.  Increases in revenues in the first six months of 2011 compared with the first six months of 2010 were driven by the factors noted above for the quarterly increases.

	Six Months Ended June 30			Percentage Change from 2010 to 2011
Revenues by Segment				Price/
(Dollars in millions)	2011	2010	Change	Volume	Currency	Total
Harsco Metals & Minerals	$815.5	$720.5	$95.1	6.7%	6.5%	13.2%
Harsco Infrastructure	559.9	513.3	46.6	3.0	6.1	9.1
Harsco Rail	140.5	181.7	(41.2)	(23.8)	1.1	(22.7)
Harsco Industrial	138.2	113.4	24.8	21.4	0.5	21.9
Corporate	—	0.1	(0.1)	(100.0)	—	(100.0)
Total Revenues	$1,654.1	$1,528.9	$125.2	2.9%	5.3%	8.2%

The Company continues to execute on its geographic expansion strategy, as revenues from targeted growth markets were approximately 27% of total revenues in the first half of 2011, compared with 24% for the first half of 2010 and 25% for the year ended December 31, 2010.

	Three Months Ended June 30			Percentage Change from 2010 to 2011
Revenues by Region				Price/
(Dollars in millions)	2011	2010	Change	Volume	Currency	Total
Western Europe	$337.7	$301.5	$36.2	(1.3)%	13.3%	12.0%
North America	302.7	295.9	6.8	1.9	0.4	2.3
Latin America (a)	89.4	72.5	16.9	13.5	9.8	23.3
Middle East and Africa	55.6	52.3	3.3	2.5	3.8	6.3
Asia-Pacific	48.4	37.0	11.4	12.3	18.4	30.7
Eastern Europe	41.3	27.3	14.0	34.3	16.8	51.1
Total Revenues	$875.1	$786.5	$88.6	3.4%	7.9%	11.3%

(a)         Includes Mexico.

	Six Months Ended June 30			Percentage Change from 2010 to 2011
Revenues by Region				Price/
(Dollars in millions)	2011	2010	Change	Volume	Currency	Total
Western Europe	$645.8	$595.5	$50.3	0.5%	8.0%	8.5%
North America	567.1	567.1	—	(0.4)	0.4	—
Latin America (a)	170.9	136.5	34.4	16.4	8.8	25.2
Middle East and Africa	106.5	105.9	0.6	(2.3)	2.9	0.6
Asia-Pacific	93.6	73.1	20.5	13.5	14.6	28.1
Eastern Europe	70.2	50.8	19.4	28.5	9.7	38.2
Total Revenues	$1,654.1	$1,528.9	$125.2	2.9%	5.3%	8.2%

(a)         Includes Mexico.

Operating income from continuing operations for the second quarter and first six months of 2011 was $64.4 million and $93.5 million, respectively, compared with $61.9 million and $90.1 million for the same periods in 2010.  The increase in operating income for the first half of 2011 was driven by stabilizing market conditions in the Harsco Metals & Minerals Segment and the Harsco Industrial Segment.  Additionally, the Harsco Infrastructure Segment continued to realize cost savings benefits from restructuring initiatives implemented in the fourth quarter of 2010.  Offsetting these increases in operating income was the impact of the timing of shipments in the Harsco Rail Segment.  Diluted earnings per share from continuing operations for the second quarter of 2011 were $0.47 compared with $0.40 for the second quarter of 2010.  For the first half of 2011, diluted earnings per share from continuing operations were $0.62 compared with $0.50 in the first six months of 2010.

The Company continues to have significant available liquidity and remains well-positioned from a financial flexibility perspective.  For the first half of 2011, the Company generated net cash from operating activities of $66.9 million compared with $125.7 million for the first half of 2010.  Capital expenditures in the first six months of 2011 were higher than in the first six months of 2010.  However, cash proceeds from asset sales totaled $33.4 million in the first six months of 2011 compared with $16.3 million in the first six months of 2010.  Balance sheet debt increased slightly from December 31, 2010 and the Company’s debt to capital ratio increased from 37.6% at December 31, 2010 (the lowest ratio in the last twelve years) to 38.0% at June 30, 2011.  The Company’s debt to total capital ratio was 40.0% at June 30, 2010.  See Liquidity and Capital Resources under Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Operating Results” for further discussion of cash flows.

Segment Financial Highlights

Revenues	Three Months Ended June 30				Change
(Dollars in millions)	2011		2010		Amount	Percent
Harsco Metals & Minerals	$423.8	48.4%	$376.2	47.8%	$47.6	12.7%
Harsco Infrastructure	298.3	34.1	262.7	33.4	35.6	13.6
Harsco Rail	77.9	8.9	86.3	11.0	(8.4)	(9.7)
Harsco Industrial	75.0	8.6	61.3	7.8	13.7	22.4
Total Revenues	$875.1	100.0%	$786.5	100.0%	$88.6	11.3%

Operating Income (Loss)	Three Months Ended June 30				Change
(Dollars in millions)	2011		2010		Amount	Percent
Harsco Metals & Minerals	$35.3	54.8%	$40.7	65.8%	$(5.5)	(13.4)%
Harsco Infrastructure	(5.1)	(7.9)	(13.6)	(22.0)	8.5	62.5
Harsco Rail	22.5	34.9	21.6	34.9	0.9	4.2
Harsco Industrial	13.0	20.2	13.7	22.2	(0.7)	(4.9)
Corporate	(1.3)	(2.0)	(0.6)	(0.9)	(0.7)	(110.9)
Total Operating Income	$64.4	100.0%	$61.9	100.0%	$2.5	4.1%

	Three Months Ended June 30
Operating Margins	2011	2010
Harsco Metals & Minerals	8.3%	10.8%
Harsco Infrastructure	(1.7)	(5.2)
Harsco Rail	28.9	25.0
Harsco Industrial	17.4	22.4
Consolidated Operating Margin	7.4%	7.9%

Revenues	Six Months Ended June 30				Change
(Dollars in millions)	2011		2010		Amount	Percent
Harsco Metals & Minerals	$815.5	49.3%	$720.5	47.1%	$95.1	13.2%
Harsco Infrastructure	559.9	33.8	513.3	33.6	46.6	9.1
Harsco Rail	140.5	8.5	181.7	11.9	(41.2)	(22.7)
Harsco Industrial	138.2	8.4	113.4	7.4	24.8	21.9
Corporate	—	—	0.1	—	(0.1)	(100.0)
Total Revenues	$1,654.1	100.0%	$1,528.9	100.0%	$125.2	8.2%

Operating Income (Loss)	Six Months Ended June 30				Change
(Dollars in millions)	2011		2010		Amount	Percent
Harsco Metals & Minerals	$63.9	68.3%	$60.0	66.6%	$3.9	6.5%
Harsco Infrastructure	(22.6)	(24.2)	(32.8)	(36.4)	10.2	31.2
Harsco Rail	30.6	32.8	42.0	46.6	(11.4)	(27.1)
Harsco Industrial	23.7	25.4	22.1	24.5	1.6	7.4
Corporate	(2.2)	(2.3)	(1.2)	(1.3)	(1.0)	(84.1)
Total Operating Income	$93.5	100.0%	$90.1	100.0%	$3.4	3.7%

	Six Months Ended June 30
Operating Margins	2011	2010
Harsco Metals & Minerals	7.8%	8.3%
Harsco Infrastructure	(4.0)	(6.4)
Harsco Rail	21.8	23.1
Harsco Industrial	17.2	19.5
Consolidated Operating Margin	5.7%	5.9%

Harsco Metals & Minerals Segment:

The Harsco Metals & Minerals Segment generated higher revenues and operating income in the first half of 2011 compared with 2010 due principally to the increased global steel production of its customers and the overall weaker U.S. dollar.

Significant Effects on Revenues (In millions)	Three Months Ended June 30	Six Months Ended June 30
Revenues — 2010	$376.2	$720.5
Net increased price and volume	13.2	48.3
Impact of foreign currency translation	34.4	46.7
Revenues — 2011	$423.8	$815.5

Significant Effects on Operating Income:

•                  An overall increase in global steel production which is expected to remain stable for the remainder of 2011.  Customers’ production increased approximately 6% compared with the first half of 2010.

•                  Continued positive effects of cost control and business transformation initiatives.

•                  Strong performance of the on-site services to metal producers during the second quarter.

•                  Negative impact due to reduced commodity prices in the minerals and recycling technologies product group.

•                  Net restructuring expense, which includes property gains, costs for exit activities and termination benefits and other items, increased $2.3 million from the second quarter of 2010 and $3.0 million from the first half of 2010.

•                  Foreign currency translation in the second quarter and first six months of 2011 increased operating income for this segment by $3.3 million and $4.1 million, respectively, compared with the second quarter and first six months of 2010.

Harsco Infrastructure Segment:

The Harsco Infrastructure Segment generated higher revenues and a smaller operating loss in the second quarter and first half of 2011 compared with 2010 primarily due to cost savings from restructuring initiatives implemented in 2010 and the overall weaker U.S. dollar.

Significant Effects on Revenues (In millions)	Three Months Ended June 30	Six Months Ended June 30
Revenues — 2010	$262.7	$513.3
Net increased price and volume	9.9	15.5
Impact of foreign currency translation	25.7	31.1
Revenues — 2011	$298.3	$559.9

Significant Effects on Operating Income:

•                  In the second quarter and first half of 2011, this segment’s operating results improved due to the realization of forecasted cost savings resulting from restructuring initiatives implemented in the fourth quarter of 2010.

•                  Rental rates were down compared to second quarter 2010 and the first half 2010, but operating income from rentals increased due to improved equipment utilization, principally in Eastern Europe, France and Scandinavia.  That increase was offset by lower margins on equipment sales and erection and dismantling services, principally in Europe.

•                  Results for the second quarter of 2011 and first half of 2011 include a $0.9 million gain related to the sale of two lines of business (see Note 3, “Acquisitions and Dispositions,” in Part I, Item 1, Financial Statements).

Harsco Rail Segment:

The Harsco Rail Segment generated lower revenues, operating income and margins in the first half of 2011 compared with 2010 due principally to the timing of unit deliveries.

Significant Impacts on Revenues (In millions)	Three Months Ended June 30	Six Months Ended June 30
Revenues — 2010	$86.3	$181.7
Net decreased volume	(9.8)	(43.2)
Impact of foreign currency translation	1.4	2.0
Revenues — 2011	$77.9	$140.5

Significant Impacts on Operating Income:

•                  As expected, this segment’s operating income for the first half of 2011 was lower than the first half of 2010 due principally to the timing of shipments of rail equipment.  Shipments for the first half of 2011 were expected to be less than prior year due to the scheduled timing of deliveries.  The majority of rail equipment shipments for 2011 are expected to occur in the third and fourth quarter, principally in the fourth quarter.  Conversely, in 2010 the majority of rail equipment shipments occurred in the first half of the year.

•                  Operating income was positively impacted in the second quarter of 2011 due to a change in estimated costs related to the first phase of the China Ministry of Railways equipment order.  This change in estimated costs resulted in a total of $8 million in lower costs which were recognized in the second quarter as a reduction of cost of goods sold.  The Company does not anticipate any further significant changes in estimated costs as the first phase of the China Ministry of Railways equipment order is now completed.

Harsco Industrial Segment:

The Harsco Industrial Segment generated higher revenues in the second quarter and first half of 2011 compared with 2010.  The segment generated lower operating income in the second quarter 2011 compared with 2010 and higher operating income in the first half of 2011 compared with the first half of 2010.  The increase in revenues was primarily due to increased market demand for industrial products across all businesses.

Significant Effects on Revenues (In millions)	Three Months Ended June 30	Six Months Ended June 30
Revenues — 2010	$61.3	$113.4
Net increased price and volume	13.4	24.2
Impact of foreign currency translation	0.3	0.6
Revenues — 2011	$75.0	$138.2

Significant Effects on Operating Income:

•                  Increased demand across all Harsco Industrial businesses improved operating income for the second quarter and first half of 2011.

•                  Operating income was negatively impacted by higher inventory costs, higher commodity prices and product mix.

Outlook, Trends and Strategies

Despite the still-fragile U.S. economy and continued uncertainties throughout several major global economies, particularly in non-residential construction markets in the U.K. and certain Western European countries, the Company believes it is well-positioned to capitalize on opportunities in the near to long-term based on its strong market positions in all its businesses, a strong balance sheet, available liquidity and ability to generate strong operating cash flows, as well as its demonstrated ability to execute appropriate countermeasures.  Countermeasures such as ongoing cost-reduction initiatives; the Company’s OneHarsco initiative; and the Company’s continuous improvement program have significantly reduced, and should continue to reduce, the Company’s cost structure and further enhance its financial strength without sacrificing its solution-based services and products.  The Company’s expansion of its global footprint in targeted growth markets; its diversity of services and products in industries that are fundamental to global growth; its long-term mill services and minerals supply contracts; the portability and mobility of its Harsco Infrastructure services equipment; and its large Harsco Infrastructure services customer base help mitigate the Company’s overall long-term exposure to changes in the economic outlook in any single economy.  However, any further deterioration of global economies could still have an adverse impact on the Company’s results of operations, financial condition and cash flows.

In addition to the items noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the following significant items, risks, trends and strategies are expected to affect the Company for the remainder of 2011 and beyond:

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

•                  Management will continue to be very selective and disciplined in allocating capital, choosing projects with the highest EVA potential and return on capital employed.

•                  The Company announced in 2010 that it has embarked upon a business transformation strategy as part of its OneHarsco initiative, which is designed to create significant operating and cost efficiencies by improving the Company’s supply chain costs, logistics, scheduling and integration throughout its worldwide operations.  This project is expected to contribute to the Company’s EVA growth but could result in near-term cost increases and capital expenditures.

•                  The Company has maintained a capital structure with a balance sheet debt to capital ratio approximating 40% for the last several years.  That ratio was 38.0% at June 30, 2011 primarily due to prudent cash management.  This will provide financial flexibility for investing in strategic initiatives, including joint ventures and capital outlays, particularly for growth initiatives.  However, such future spending may require short-term borrowing.

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

•                  Fluctuations in the U.S. dollar can have significant effects in the Harsco Metals & Minerals Segment and Harsco Infrastructure Segment, as approximately 80% of the revenues generated in these segments are outside the United States.  If the U.S. dollar weakens, sales and operating income would generally improve.  If the U.S. dollar strengthens, sales and operating income would generally be lower.

•                  Volatility in energy and commodity costs (e.g., diesel fuel, natural gas, steel, etc.) and worldwide demand for these commodities could impact the Company’s operations, both in cost increases or decreases to the extent that such increases or decreases are not passed on to customers.  However, volatility in energy and commodity costs may provide additional service opportunities for the Harsco Metals & Minerals Segment as customers may outsource more services to reduce overall costs.  Volatility may also affect opportunities in the Harsco Infrastructure Segment for additional plant maintenance and capital improvement projects and in the Harsco Industrial Segment for natural gas projects.

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

Harsco Metals & Minerals Segment:

•                  The long-term outlook for this segment remains favorable.  This segment foresees further new contract signings in the second half of 2011 and a continuation of strong bidding activity long-term.  Looking ahead specifically to the second half of 2011, the Company expects lower stainless steel scrap pricing to negatively affect the minerals and recycling technologies product group but this should be more than offset by continued favorable performance in the on-site services to metal producers.  Overall this segment is expected to show year over year improvement for the second half of 2011.

•                  The new 25-year environmental solutions contract for onsite metal recovery in China that was awarded in July 2011 to the Company’s previously-announced joint venture company with Taiyuan Iron & Steel (Group) Co., Ltd. (TISCO) will effectively address the environmentally beneficial processing and metal recovery of TISCO’s stainless and carbon steel slag production by-products across a range of potential commercial applications.  The Company anticipates that the joint venture has the potential to generate new revenues of an estimated $30 million per year initially, ramping up to a projected run rate of approximately $50 million to $60 million per year when fully operational.  The Company and TISCO will respectively share a 60%-40% relationship in the partnership and the Company will consolidate the financial statements of the joint venture.

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

•                  The industrial abrasives and roofing granules business within the Harsco Metals & Minerals Segment generates value by collecting and processing boiler slag, a coal combustion by-product (“CCP”) into commercially useful products that put this material to beneficial use in products such as roofing materials and blasting abrasives.  In May 2010, the Environmental Protection Agency (“EPA”) released a proposed rule that set out two different options with regard to the regulation of CCPs produced by coal-fired utility boilers.  One option would regulate CCPs as hazardous waste when the CCPs are destined for disposal in landfills and surface impoundments.  The second option would regulate the disposal of CCPs as solid waste by issuing minimum national criteria for proper management of these nonhazardous, solid wastes.  Neither proposal changes the EPA’s prior determination that beneficially used CCPs, including the

Company’s products, are exempt from the hazardous waste regulations.  The adoption, terms and timing of any new regulation controlling disposal of CCPs remain uncertain and there can be no assurance that any CCP regulation will continue to provide for an exemption for beneficial use of CCPs.  The Company will continue to closely monitor the EPA’s proposal.

Harsco Infrastructure Segment:

•                  As expected, this segment is beginning to realize the anticipated savings resulting from the successful implementation of the major restructuring plan announced at the end of 2010.  The Company continues to expect such savings will approximate $40 million in 2011, with full annualized savings of $60 million starting in 2012.  While average rental rates and utilization rates have stabilized in recent quarters, uncertainties remain in key end markets, particularly in the United Kingdom, several other European countries and, to a lesser degree, the United States.

•                  The outlook for this segment continues to be underpinned by the expected restructuring savings.  This segment should continue to show sequential improvement from the second quarter of 2011 but is still expected to post operating losses in the third and fourth quarters.  Longer-term, the full annualized cost savings of approximately $60 million starting next year is expected to position the business to achieve break-even or better in 2012.

•                  The Company has initiated strategies to reposition the Harsco Infrastructure Segment and is focusing increasingly on projects in the global industrial maintenance and civil infrastructure construction sectors, and further developing this business in economies outside the United States and Western Europe that have greater prospects for both near-term and long-term growth.  The segment is shifting from small, essentially independent branches that serve smaller projects to an integrated business with resources able to focus on larger projects that will have a longer duration and which require highly engineered solutions.  Local focus on the customer will continue, but customer service will improve through coordinated asset management, sales effectiveness and operational excellence.

Harsco Rail Segment:

•                  The outlook for this segment continues to be favorable and results in the second half of 2011 should exceed last year’s second half.  However, this year’s second half results are expected to be impacted by the timing of a major machine sale to China which had been expected to be delivered late in the fourth quarter of 2011, but is now expected to be delivered early in the first quarter of 2012.  The near and long-term outlook for the Harsco Rail Segment remains favorable.  The global demand for railway maintenance-of-way equipment, parts and services continues to be strong.  Additionally, the Class I railroads in the United States continue to report improved earnings and increased freight shipments, which could possibly lead to further opportunities for the Rail business going into 2012.

•                  International demand for Harsco Rail’s track maintenance services, solutions and equipment has been strong as reflected in global bidding activity.  This is expected to continue in the long-term.  The Harsco Rail Segment expects to develop a larger presence in certain developing countries as track construction and maintenance needs grow.  Additionally, new service and sales opportunities, along with strategic acquisitions and/or joint ventures in the Harsco Rail Segment, will be considered if the appropriate strategic opportunities arise.

Harsco Industrial Segment:

•                  The outlook for this segment continues to be favorable as the business expands across the globe. Bidding activity is very strong.  The second half 2011 performance is expected to slightly improve over last year’s comparable period.

•                  The Company has implemented strategies to help mitigate the potential impact that increases in steel and other commodity prices could have on operating income.  If steel or other commodity costs associated with the Company’s manufactured products increase and the costs cannot be passed on to the Company’s customers, operating income would be adversely affected.  Conversely, reduced steel and other commodity costs would improve operating income to the extent such savings do not have to be transferred to customers.

Results of Operations

	Three Months Ended June 30
			Change
(Dollars in millions, except per share amounts)	2011	2010	Amount	%
Revenues from continuing operations	$875.1	$786.5	$88.6	11.3%
Cost of services and products sold	667.2	590.5	76.7	13.0
Selling, general and administrative expenses	141.2	133.8	7.4	5.5
Other (income) expenses	0.9	(0.4)	(1.3)	(331.0)
Operating income from continuing operations	64.4	61.9	2.5	4.1
Interest expense	12.6	15.4	(2.8)	(18.0)
Income tax expense from continuing operations	13.3	12.9	0.4	3.6
Income from continuing operations	39.2	34.3	4.9	14.3
Diluted earnings per common share from continuing operations attributable to Harsco Corporation common stockholders	0.47	0.40	0.07	17.5
Effective income tax rate for continuing operations	25.4%	27.3%

	Six Months Ended June 30
			Change
(Dollars in millions, except per share amounts)	2011	2010	Amount	%
Revenues from continuing operations	$1,654.1	$1,528.9	$125.2	8.2%
Cost of services and products sold	1,277.6	1,169.9	107.7	9.2
Selling, general and administrative expenses	279.0	270.1	8.9	3.3
Other (income) expenses	1.4	(2.9)	(4.3)	(147.6)
Operating income from continuing operations	93.5	90.1	3.4	3.7
Interest expense	24.6	31.5	(6.9)	(22.0)
Income tax expense from continuing operations	17.7	15.9	1.8	11.5
Income from continuing operations	52.8	44.0	8.8	20.1
Diluted earnings per common share from continuing operations attributable to Harsco Corporation common stockholders	0.62	0.50	0.12	24.0
Effective income tax rate for continuing operations	25.3%	26.6%

Comparative Analysis of Consolidated Results

Revenues

Revenues for the second quarter of 2011 increased $88.6 million or 11.3% from the second quarter of 2010.  Revenues for the first six months of 2011 increased $125.2 million or 8.2% from the first six months of 2010.  These increases were attributable to the following significant items:

Change in Revenues — 2011 vs. 2010 (In millions)	Three Months Ended June 30	Six Months Ended June 30
Effect of foreign currency translation.	$61.8	$80.3
Net increase in volumes in the Harsco Metals & Minerals Segment due principally to increased steel production by the Company’s mill site customers.	13.2	48.3
Net increase in volumes in the Harsco Industrial Segment due principally to improved markets in the natural gas industry and the industrial grating business.	13.4	24.2
Net increase in revenues in the Harsco Infrastructure Segment due principally to increased volumes of erection and dismantling services, primarily in North America.	9.9	15.5
Net decrease in revenues in the Harsco Rail Segment due principally to an overall higher level of rail equipment shipments in the first half of 2010 due to timing.	(9.8)	(43.2)
Other (due to rounding)	0.1	0.1
Total Change in Revenues — 2011 vs. 2010	$88.6	$125.2

Cost of Services and Products Sold

Costs of services and products sold for the second quarter of 2011 increased $76.7 million or 13.0% from the second quarter of 2010.  Costs of services and products sold for the first six months of 2011 increased $107.7 million or 9.2% from the first six months of 2010.  These increases were attributable to the following significant items:

Change in Cost of Services and Products Sold — 2011 vs. 2010 (In millions)	Three Months Ended June 30	Six Months Ended June 30
Effect of foreign currency translation.	$49.0	$64.5
Increased costs due to changes in revenues (exclusive of the effect of foreign currency translation, and including the impact of increased energy and fluctuations in commodity costs included in selling prices).	14.4	25.0
Other, net (primarily due to product mix and commodity costs, partially offset by an $8 million decrease in estimated costs related to the first phase of the Harsco Rail China Ministry of Railways order).	13.3	18.2
Total Change in Cost of Services and Products Sold — 2011 vs. 2010	$76.7	$107.7

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter of 2011 increased $7.4 million or 5.5% from the second quarter of 2010.  Selling, general and administrative expenses for the first six months of 2011 increased $8.9 million or 3.3% from the first six months of 2010.  Selling, general and administrative expenses as a percentage of revenue decreased to 16.1% from 17.0% for the three months ended June 30, 2011 compared with the three months ended June 30, 2010.  This ratio similarly decreased to 16.9% from 17.7% for the six months ended June 30, 2011 compared with the six months ended June 30, 2010.

The increases in selling, general and administrative expenses were attributable to the following significant items:

Change in Selling, General and Administrative Expenses — 2011 vs. 2010	Three Months	Six Months
(In millions)	Ended June 30	Ended June 30
Effect of foreign currency translation.	$10.0	$13.0
Increase in Compensation.	5.4	9.0
Lower commissions primarily due to an overall lower level of rail equipment shipments in 2011.	(3.2)	(4.6)
Lower insurance expense.	(1.9)	(2.0)
Lower advertising expense.	(1.5)	(1.7)
Other, net.	(1.4)	(4.8)
Total Change in Selling, General and Administrative Expenses — 2011 vs. 2010	$7.4	$8.9

Other (Income) Expenses

This income statement classification includes restructuring costs for employee termination benefits and costs to exit activities; impaired asset write-downs; net gains or losses on the disposal of non-core assets; and business combination accounting adjustments related to recent acquisitions by the Company.

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2011	2010	2011	2010

Restructuring costs	$2,422	$3,080	$7,258	$12,405
Gains from sale of non-core assets	(1,758)	(2,177)	(2,814)	(5,854)
Contingent consideration adjustments	—	(1,367)	(3,966)	(9,631)
Other	246	70	903	177
Other (income) expenses	$910	$(394)	$1,381	$(2,903)

For the three and six months ended June 30, 2011, restructuring costs were incurred principally in the Harsco Metals & Minerals and Harsco Infrastructure Segments.  Net gains from sale of non-core assets for the three and six months ended June 30, 2011 included a $0.9 million gain from the sale of two lines of business within the Harsco Infrastructure Segment.  Contingent consideration adjustments of $4.0 million and $9.6 million were recognized in the Harsco Infrastructure Segment during the first six months of 2011 and 2010, respectively.

Interest Expense

Interest expense decreased $2.8 million and $6.9 million in the three months and six months ended June 30, 2011, respectively, compared with 2010.  The decrease compared with 2010 was primarily due to an October 2010 debt refinancing which resulted in a significantly lower interest rate than the prior debt, partially offset by incremental interest expense related to higher commercial paper levels during the three months ended June 30, 2011.

Income Tax Expense from Continuing Operations

The increase in expense for the three months and six months ended June 30, 2011 compared with the same periods in 2010 was due to higher earnings from continuing operations.  The effective income tax rate relating to continuing operations for the second quarter of 2011 was 25.4% versus 27.3% for the second quarter of 2010.  The effective income tax rate related to continuing operations for the first six months of 2011 was 25.3% versus 26.6% for the first six months of 2010.  The effective income tax rate decreased primarily due to the recognition of income tax benefits from the expiration of the statutes of limitations for uncertain tax positions in certain jurisdictions.

Income from Continuing Operations

Increases in income from continuing operations for the three and six month periods ended June 30, 2011 compared with the same periods in 2010 resulted from net higher volumes in the Harsco Metals & Minerals Segment, due principally to increased steel production by the Company’s customers, and net increased volumes in the Harsco Infrastructure and the Harsco Industrial Segments; partially offset by an overall lower level of rail equipment shipments in 2011 in the Harsco Rail Segment.

Liquidity and Capital Resources

Overview

The Company continues to have sufficient available liquidity and has been able to obtain all necessary financing.  The Company currently expects operational and business needs to be covered by cash from operations and sales of non-core assets for the remainder of 2011, although borrowings may be made from time to time due to historical patterns of seasonal cash flow and for the funding of various projects.

The Company continues to implement and perform on capital efficiency initiatives to enhance liquidity.  These initiatives have included prudent reduction of capital spending to projects where the highest returns can be achieved while redeploying existing capital investments; optimization of worldwide cash positions; reductions in discretionary spending; and frequent evaluation of customer and business-partner credit risk.  These initiatives have been successful in helping counteract strained global financial markets.  While global financial markets have improved for certain highly rated credit issuers, the stresses the markets have been under since 2008 are still reflected in tightened credit conditions for the funding of non-residential construction projects, particularly commercial construction.  These tightened credit conditions, along with the sovereign debt crisis in Europe and the Middle East and economic austerity measures implemented in the United Kingdom, have restrained growth in the Harsco Infrastructure Segment.  These unfavorable conditions in the credit markets also continue to affect some of the Company’s current and potential customers.

During the first half of 2011, the Company generated $66.9 million in operating cash flow, a decrease from the $125.7 million generated in the first half of 2010.  Approximately $15 million of cash was disbursed in the first half of 2011 for restructuring costs associated with the Fourth Quarter 2010 Harsco Infrastructure Program. This included approximately $11 million of cash for charges that were accrued at December 31, 2010 and approximately $4 million of program charges that were incurred in 2011 due to timing of recognition under U.S. GAAP.  The Company estimates that additional net cash of approximately $8 million will be disbursed for the program during the remainder of 2011.  In the first half of 2011, the Company invested $166.9 million in capital expenditures (approximately 46% of which were for revenue-growth projects), compared with $74.6 million invested in the first half of 2010.  The Company paid $33.0 million in stockholder dividends in the first six months of 2011 and 2010.

The Company’s net cash borrowings increased by $62.1 million in the first half of 2011 to fund capital expenditures and reflected seasonal cash fluctuations for the Company.  The Company’s debt to total capital ratio increased slightly to 38.0% at June 30, 2011 from 37.6% at December 31, 2010, which was the lowest debt to total capital ratio in at least twelve years.  The Company’s debt to total capital ratio was 40.0% at June 30, 2010.

Despite the difficult end markets for the Harsco Infrastructure Segment, the Company expects to continue to generate strong operating cash flows in the near and long term.  The Company plans to sustain its balanced portfolio through its strategy of redeploying discretionary cash for disciplined organic growth and international or market-segment diversification; for potential strategic joint ventures and partnerships; for growth in long-term, high-return and high-renewal-rate services contracts for the Harsco Metals & Minerals Segment, principally in targeted growth markets or for customer diversification; and for strategic investments or possible acquisitions.  The Company also foresees continuing its long and consistent history of paying dividends to stockholders.

The Company continues its focus on improving working capital efficiency.  Globally integrated enterprise initiatives, such as OneHarsco, are being used to continue to further improve the effective and efficient use of working capital, particularly accounts receivable and inventories in the Harsco Infrastructure Segment, Harsco Metals & Minerals Segment and the Harsco Rail Segment.

Sources and Uses of Cash

The Company’s principal sources of liquidity are cash from operations and borrowings under its various credit agreements, augmented periodically by cash proceeds from non-core asset and business sales.  The primary drivers of the Company’s cash flow from operations are the Company’s revenues and income.  The Company’s long-term Harsco Metals & Minerals Segment’s contracts, in addition to the backlog of certain equipment orders and the long-term nature of certain service contracts within the Harsco Rail Segment, provide predictable cash flows for the near-term years.  Cash returns on capital investments made in prior years, for which no cash is currently required, are a significant source of cash from operations.  Depreciation expense related to these investments is a non-cash charge.  The Company also continues to maintain working capital at a manageable level based upon the requirements and seasonality of the businesses.

Major uses of operating cash flows and borrowed funds include: capital investments, principally in the Harsco Metals & Minerals Segment; payroll costs and related benefits; dividend payments; pension funding payments; inventory purchases for the Harsco Rail Segment and the Harsco Industrial Segment; income tax payments; debt principal and interest payments; insurance premiums and payments of self-insured casualty losses; and machinery, equipment, automobile and facility lease payments.  Cash is also used for targeted, strategic acquisitions as appropriate opportunities arise.

Resources available for cash requirements — The Company meets its ongoing cash requirements for operations and growth initiatives by utilizing cash from operations; by accessing the public debt markets; and by borrowing from banks.  Public markets in the United States and Europe are accessed through the Company’s commercial paper programs and through discrete-term note issuance to investors.  The Company has various bank credit facilities that are available throughout the world.  The Company expects to utilize public debt markets, bank credit facilities and cash from operations to meet its cash requirements in the future.

The following table illustrates the amounts outstanding and available under bank credit facilities and commercial paper programs at June 30, 2011:

	At June 30, 2011
Summary of Credit Facilities and Commercial Paper Programs (In millions)	Facility Limit	Outstanding Balance	Available Credit
U.S. commercial paper program	$550.0	$82.1	$467.9
Euro commercial paper program	288.7	—	288.7
Multi-year revolving credit facility (a)	570.0	—	570.0
Bilateral credit facility (b)	30.0	—	30.0
Totals at June 30, 2011	$1,438.7	$82.1	$1,356.6	(c)

(a)          U.S.-based program.

(b)         International-based program.

(c)          Although the Company has significant available credit, for practical purposes, the Company limits aggregate commercial paper and credit facility borrowings at any one-time to a maximum of $600 million (the aggregate amount of the multi-year and bilateral facilities).

For more information on the Company’s bank credit facilities and long-term notes, see Note 6, “Debt and Credit Agreements,” to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Credit Ratings and Outlook — The following table summarizes the Company’s current debt ratings:

	Long-term Notes	U.S.-Based Commercial Paper	Outlook
Standard & Poor’s	BBB+	A-2	Stable
Moody’s	Baa2	P-2	Stable
Fitch	A-	F2	Stable

The Company’s euro commercial paper program has not been rated since the euro market does not require it.  A downgrade to the Company’s credit ratings may increase borrowing costs to the Company, while an improvement in the Company’s credit ratings may decrease borrowing costs to the Company.  Additionally, future downgrades in the Company’s credit ratings may result in reduced access to credit markets.

Working Capital Position — Changes in the Company’s working capital are reflected in the following table:

(Dollars in millions)	June 30 2011		December 31 2010	Increase (Decrease)
Current Assets
Cash and cash equivalents	$95.3		$124.2	$(28.9)
Trade accounts receivable, net	699.3		585.3	114.0
Other receivables, net	29.7		29.3	0.4
Inventories	295.5		271.6	23.9
Other current assets	112.4		144.5	(32.1)
Total current assets	1,232.2		1,154.9	77.3
Current Liabilities
Notes payable and current maturities	93.0		35.2	57.8
Accounts payable	282.5		261.5	21.0
Accrued compensation	89.0		83.9	5.1
Income taxes payable	8.5		9.7	(1.2)
Other current liabilities	355.1		377.6	(22.5)
Total current liabilities	828.0	(b)	767.9	60.1 (b)
Working Capital	$404.2		$387.0	$17.2
Current Ratio (a)	1.5:1		1.5:1

(a)          Calculated as Total current assets / Total current liabilities

(b)         Does not total due to rounding

Working capital increased $17.2 million in the first six months of 2011 due principally to the following factors:

•                  Net trade accounts receivable increased $114.0 million primarily due to higher sales activity (second quarter 2011 compared with fourth quarter 2010) in all segments, as well as a $24.1 million increase due to foreign currency translation;

•                  Inventories increased $23.9 million primarily due to the increased business activity in all segments, particularly in Harsco Industrial, as well as a $6.0 million increase due to foreign currency translation;

•                  Other current liabilities decreased by $22.5 million primarily due to reduced customer advance payments in the Harsco Rail Segment.

These working capital increases were offset by the following:

•                  Notes payable and current maturities increased by $57.8 million primarily due to higher outstanding commercial paper balances and, in conjunction with a decrease in cash of $28.9 million, reflected seasonal fluctuations in the cash needs of the Company;

•                  Other current assets decreased by $32.1 million primarily due to the sale of two lines of business in the Harsco Infrastructure Segment which had been classified as held-for-sale as of December 31, 2010 (see Note 3, “Acquisitions and Dispositions,” in Part I, Item 1, Financial Statements); and

•                  Accounts payable increased $21.0 million primarily due to increased business activity in the Harsco Metals & Minerals Segment and the Harsco Industrial Segment, as well as a $10.3 million increase due to foreign currency translation.

Certainty of Cash Flows — The certainty of the Company’s future cash flows is underpinned by the long-term nature of the Company’s metals services contracts, the order backlog for the Company’s railway track maintenance services and equipment, and the strong discretionary cash flows (operating cash flows in excess of the amounts necessary for capital expenditures to maintain current revenue levels) generated by the Company.  Historically, the Company has utilized these discretionary cash flows for growth-related capital expenditures, strategic acquisitions, debt repayment and dividend payments.  As the Company has demonstrated since the end of 2008, it has the ability to substantially reduce its capital expenditures in the Harsco Infrastructure Segment due to the mobility of its existing capital investment base as well as a more disciplined globally integrated capital allocation approach.  The existing capital base can be redeployed for use in growth projects, thus limiting the need for new investment, especially for the Harsco Infrastructure Segment.  The Company has continued to grow in countries with increased demand through prudent redeployment of its existing equipment.

The types of products and services that the Company provides are not subject to rapid technological change, which increases the stability of related cash flows.  Additionally, each of the Company’s businesses in its balanced portfolio is among the top three companies (relative to sales) in the industries and markets the Company serves.  Due to these factors, the Company is confident in its future ability to generate positive cash flows from operations.

Cash Flow Summary

The Company’s cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

Summarized Cash Flow Information	Six Months Ended June 30
(In millions)	2011		2010
Net cash provided by (used in):
Operating activities	$66.9		$125.7
Investing activities	(129.7)		(84.2)
Financing activities	30.4		(28.9)
Effect of exchange rate changes on cash	3.4		(4.3)
Net change in cash and cash equivalents	$(28.9	)(a)	$8.3

(a)          Does not total due to rounding

Cash Provided by Operating Activities — Net cash provided by operating activities in the first half of 2011 was $66.9 million, a decrease of $58.8 million from the first half of 2010.  The decrease reflected increased Trade accounts receivable, Inventories and Accounts Payable related to increased business activity.  Also negatively impacting cash from operating activities were cash outflows of approximately $15 million associated with the Fourth Quarter 2010 Harsco Infrastructure Restructuring Program.

Cash Used by Investing Activities — In the first half of 2011, cash used by investing activities totaled $129.7 million.  Capital investments totaled $166.9 million and increased $92.3 million compared with the first half of 2010.  Growth capital investment expenditures constituted approximately 46% of investments made in the first half of 2011, and were predominantly in the Harsco Metals & Minerals Segment and Harsco Infrastructure Segment.  Throughout the remainder of 2011, the Company plans to continue to manage its balanced portfolio and consider opportunities to invest in value-creating projects.

Cash Provided by Financing Activities — Net cash provided by financing activities in the first half of 2011 was $30.4 million, an increase of $59.3 million from the first half of 2010.  The increase was primarily due to higher outstanding commercial paper balances at June 30, 2011.  The following table summarizes the Company’s debt and capital positions at June 30, 2011 and December 31, 2010.

(Dollars in millions)	June 30 2011	December 31 2010
Notes payable and current maturities	$93.0	$35.2
Long-term debt	855.5	849.7
Total debt	948.5	884.9
Total equity	1,549.1	1,468.1
Total capital	$2,497.6	$2,353.0
Total debt to total capital (a)	38.0%	37.6%

(a)                Calculated as Total debt/Total capital.

The Company’s debt as a percent of total capital increased in the first half of 2011 due to higher outstanding commercial paper balances at the end of the quarter.

Debt Covenants

The Company’s credit facilities contain a covenant stipulating a maximum debt to capital ratio of 60%.  One credit facility also contains a covenant requiring a minimum net worth of $475 million, and another limits the proportion of subsidiary consolidated indebtedness to 10% of consolidated tangible assets.  The Company’s 5.75% and 2.70% notes include covenants that permit the note holders to redeem their notes at 101% of par in the event of a change of control of the Company or disposition of a significant portion of the Company’s assets in combination with a downgrade in the Company’s credit rating to non-investment grade.  At June 30, 2011, the Company was in compliance with these covenants with a debt to capital ratio of 38.0% and total net worth of $1.5 billion.  Based on balances at June 30, 2011, the Company could increase borrowings by approximately $1.4 billion and still be within its debt covenants.  Alternatively, keeping all other factors constant, the Company’s equity could decrease by approximately $0.9 billion and the Company would still be within its debt covenants.  The Company expects to continue to be compliant with these debt covenants one year from now.

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

The Company plans to continue with its strategy of targeted, prudent investing for strategic purposes for the foreseeable future and to make more efficient use of existing investments.  The long-term goal of this strategy is to create stockholder value by improving the Company’s EVA.  Under this program, the Company evaluates strategic investments based upon the investment’s economic profit.  EVA equals after-tax operating profits less a charge for the use of the capital employed to create those profits.  Therefore, value is created when a project or initiative produces a return above the cost of capital.  In the first six months of 2011, EVA improved compared with the first six months of 2010 due to higher operating profits.

The Company currently expects to continue paying dividends to stockholders.  In May 2011, the Company paid its 244th consecutive quarterly cash dividend.  In June 2011, the Company also declared its 245th consecutive quarterly cash dividend.

The Company’s financial position and debt capacity should enable it to meet current and future requirements.  As additional resources are needed, the Company should be able to obtain funds readily and at competitive costs.  The Company is well-positioned financially and intends to continue investing in high-return, organic growth projects and prudent, strategic alliances and joint ventures; reduce debt; and pay cash dividends as a means of enhancing stockholder value.

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

ITEM 4.        CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures as of June 30, 2011.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective.  There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the second quarter of 2011.

PART II — OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

Information on legal proceedings is included in Note 9, “Commitments and Contingencies,” in Part I, Item 1, Financial Statements.

ITEM 1A.     RISK FACTORS

In the normal course of business, the Company is routinely subjected to a variety of risks.  In addition to the market risk associated with interest rate and currency movements on outstanding debt and non-U.S. dollar-denominated assets and liabilities, other examples of risk include adverse economic conditions and increased competition in the global non-residential construction markets; customer concentration in the Harsco Metals & Minerals Segment and Harsco Rail Segment; collectability of receivables; volatility of the financial markets and their effect on pension plans and the availability of funding of non-residential construction projects; and global economic and political conditions.

For a full disclosure of risk factors that affect the Company, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (Part I, Item 1A).

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)   There were no unregistered sales of equity securities during the period covered by the report.

(b)   Not applicable.

(c)   Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1, 2011 — April 30, 2011	—	—	—	2,000,000
May 1, 2011 — May 31, 2011	—	—	—	2,000,000
June 1, 2011 — June 30, 2011	—	—	—	2,000,000
Total	—	—	—

The Company’s share repurchase program was extended by the Board of Directors in November 2010.  The repurchase program expires January 31, 2012.  At June 30, 2011, there are 2,000,000 authorized shares remaining in the program.  When and if appropriate, repurchases are made in open market transactions, depending on market conditions.  Repurchases may not be made and may be discontinued at any time.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        (REMOVED AND RESERVED)

ITEM 5.        OTHER INFORMATION

DIVIDEND INFORMATION

On June 14, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.205 per share, payable August 15, 2011 to stockholders of record as of July 15, 2011.

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

101

The following financial statements from Harsco Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 3, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; (iv) the Condensed Consolidated Statements of Equity; (v) the Condensed Consolidated Statements of Comprehensive Income; and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARSCO CORPORATION
(Registrant)

DATE	August 3, 2011	/S/ Stephen J. Schnoor
Stephen J. Schnoor
Senior Vice President, Chief Financial Officer and Treasurer

(Principal Financial Officer)

DATE	August 3, 2011	/S/ Barry E. Malamud
Barry E. Malamud
Vice President and Corporate Controller

(Principal Accounting Officer)